Form 10-Q
period 2018-03-31
AXA Equitable Holdings, Inc.
filed 2018-06-20
CIK 1333986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File No. 001-38469

AXA Equitable Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	90-0226248
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1290 Avenue of the Americas, New York, New York	10104
(Address of principal executive offices)	(Zip Code)
(212) 554-1234
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address, and former fiscal year if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an “emerging growth company”. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 19, 2018, 561,000,000 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

FORWARD-LOOKING STATEMENTS
Certain of the statements included or incorporated by reference in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “seeks,” “aims,” “plans,” “assumes,” “estimates,” “projects,” “should,” “would,” “could,” “may,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon AXA Equitable Holdings, Inc. (“Holdings”) and its consolidated subsidiaries. “We,” “us” and “our” refer to Holdings and its consolidated subsidiaries, unless the context refers only to Holdings as a corporate entity. The term “ABLP” refers to AllianceBernstein L.P., a Delaware limited partnership and “AB Holding” refers to AllianceBernstein Holding L.P., a Delaware limited partnership (ABLP and AB Holding, together, “AB”). There can be no assurance that future developments affecting Holdings will be those anticipated by management. Forward-looking statements include, without limitation, all matters that are not historical facts.
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations or financial condition, may differ materially from those made in or suggested by the forward-looking statements contained herein. In addition, even if our results of operations, financial condition and cash flows are consistent with the forward-looking statements contained herein, those results may not be indicative of results in subsequent periods. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

•	Adverse conditions in the global capital markets and the economy;

•	Variable annuity guaranteed benefits features within certain of our products;

•	Inadequacy of our reinsurance and hedging programs;

•	Competition from other insurance companies, banks, asset managers and other financial institutions;

•	The failure of our new business strategy in accomplishing our objectives;

•
Risks related to our Investment Management and Research segment, including significant fluctuations in AB’s assets under management (“AUM”), the industry-wide shift from actively-managed investment services to passive services, termination of investment advisory agreement, inability to deliver consistent performance, the quantitative models AB uses in certain of its investment services containing errors, and fluctuations in exchange rates;

•	Inability to recruit, motivate and retain key employees and experienced and productive financial professionals;

•	The amount of statutory capital we have and must hold to meet our statutory capital requirements and our financial strength and credit ratings varying significantly from time to time;

•
Holdings’ dependence on the ability of its subsidiaries to pay dividends and other distributions to Holdings, and the failure of its insurance subsidiaries to generate sufficient statutory earnings or have sufficient statutory surplus to enable them to pay ordinary dividends;

•
Operational failures, failure of information systems or failure to protect the confidentiality of customer information, including by service providers, or losses due to defaults, errors or omissions by third parties and affiliates;

•	Risks related to strategic transactions;

•	The occurrence of a catastrophe, including natural or man-made disasters;

•	Failure to protect our intellectual property and infringement claims by a third party;

•
Our investment advisory agreements with clients, and selling and distribution agreements with various financial intermediaries and consultants, being subject to termination or non-renewal on short notice;

•	Failure of our insurance to fully cover potential exposures;

•	Changes in accounting standards;

•	Risks and increased compliance and regulatory costs due to certain of our administrative operations and offices being located internationally;

•
Our counterparties’ requirements to pledge collateral or make payments related to declines in estimated fair value of specified assets and changes in the actual or perceived soundness or condition of other financial institutions and market participants;

•	Gross unrealized losses on fixed maturity and equity securities, illiquid investments and defaults on investments;

•
Changes to policyholder behavior assumptions under the contracts reinsured to our affiliated captives, the performance of their hedging program, their liquidity needs, their overall financial results and changes in regulatory requirements regarding the use of captives;

•	The failure to administer or meet any of the complex product and regulatory requirements of our retirement and protection products;

•	Changes in statutory reserve or other requirements;

•	A downgrade in our financial strength and claims-paying ratings;

•	Consolidation of or a loss of, or significant change in, key product distribution relationships;

•	The failure of our risk management policies and procedures to be adequate to identify, monitor and manage risks;

•	Inadequate reserves due to differences between our actual experience and management’s estimates and assumptions;

•	Mortality, longevity and morbidity rates or persistency rates differing significantly from our pricing expectations;

•	The acceleration of the amortization of deferred acquisition costs (“DAC”);

•	Inherent uncertainty in our financial models that rely on a number of estimates, assumptions and projections;

•	Subjective determination of the amount of allowances and impairments taken on our investments;

•	Changes in the partnership structure of AB Holding and ABLP or changes in the tax law governing partnerships;

•	U.S. federal and state legislative and regulatory action affecting financial institutions and changes in supervisory and enforcement policies;

•	The Tax Cuts and Jobs Act, enacted on December 22, 2017 (the “Tax Reform Act”) and future changes in U.S. tax laws and regulations or interpretations thereof;

•	Adverse outcomes of legal or regulatory actions;

•	Conflicts of interest that arise because our controlling stockholder and its affiliates have continuing agreements and business relationships with us;

•	Our failure to effectively remediate the material weaknesses in our internal control over financial reporting;

•	Costs associated with any rebranding that we expect to undertake after AXA S.A. (“AXA”) ceases to own at least a majority of our outstanding common stock;

•	Failure to replicate or replace functions, systems and infrastructure provided by AXA or certain of its affiliates and loss of benefits from AXA’s global contracts; and

•	Future sales of shares by existing stockholders could cause our stock price to decline.

Forward-looking statements should be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified in Holdings’ prospectus dated May 9, 2018, filed on May 11, 2018 with the U.S. Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, including in the section entitled “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.

PART I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
	(in millions, except share amounts)

ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost of $43,268 and $45,068)	$43,484	$46,941
Mortgage loans on real estate (net of valuation allowance of $7 and $8)	11,333	10,952
Real estate held for production of income(1)	52	390
Policy loans	3,776	3,819
Other equity investments(1)	1,258	1,392
Trading securities, at fair value	14,919	14,170
Other invested assets(1)	4,061	4,118
Total investments	78,883	81,782
Cash and cash equivalents(1)	6,091	4,814
Cash and securities segregated, at fair value	1,025	825
Broker-dealer related receivables	2,300	2,158
Deferred policy acquisition costs	6,288	5,969
Goodwill and other intangible assets, net	4,813	4,824
Amounts due from reinsurers	4,953	5,023
Loans to affiliates	885	1,230
GMIB reinsurance contract asset, at fair value	1,734	1,894
Current and deferred tax assets	225	67
Other assets(1)	3,239	2,510
Separate Accounts assets	121,858	124,552
Total assets	$232,294	$235,648

LIABILITIES
Policyholders’ account balances	$47,666	$47,171
Future policy benefits and other policyholders’ liabilities	29,586	30,299
Broker-dealer related payables	466	783
Securities sold under agreements to repurchase	1,904	1,887
Customers related payables	2,549	2,229
Amounts due to reinsurers	1,396	1,436
Short-term and Long-term debt(1)	2,373	2,408

AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS—CONTINUED

	March 31, 2018	December 31, 2017
	(Unaudited)
	(in millions, except share amounts)
Loans from affiliates	2,530	3,622
Other liabilities(1)	4,342	4,053
Separate Accounts liabilities	121,858	124,552
Total liabilities	$214,670	$218,440
Redeemable noncontrolling interest(1)	$1,024	$626
Commitments and contingent liabilities (Note 14)

EQUITY
Equity attributable to Holdings:
Common stock, $0.01 par value, 2,000,000,000 shares authorized and 561,000,000 issued and outstanding	$6	$6
Capital in excess of par value	2,050	1,298
Retained earnings	12,455	12,289
Accumulated other comprehensive income (loss)	(946)	(108)
Total equity attributable to Holdings	13,565	13,485
Noncontrolling interest	3,035	3,097
Total equity	16,600	16,582
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$232,294	$235,648

(1)    See Note 2 for details of balances with variable interest entities.

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(in millions, except earnings per share amounts)
REVENUES
Policy charges and fee income	$972	$956
Premiums	279	281
Net derivative gains (losses)	(281)	(235)
Net investment income (loss)	591	780
Investment gains (losses), net:
Total other-than-temporary impairment losses	—	(1)
Other investment gains (losses), net	102	(23)
Total investment gains (losses), net	102	(24)
Investment management and service fees	1,055	954
Other income	117	118
Total revenues	2,835	2,830
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	608	1,093
Interest credited to policyholders’ account balances	271	246
Compensation and benefits (includes $40 and $41 of deferred acquisition costs)	620	539
Commissions and distribution related payments (includes $120 and $132 of deferred acquisition costs)	411	395
Interest expense	46	35
Amortization of deferred policy acquisition costs, net (net of capitalization of $160 and $173)	15	(55)
Other operating costs and expenses	494	744
Total benefits and other deductions	2,465	2,997
Income (loss) from continuing operations, before income taxes	370	(167)
Income tax (expense) benefit	(79)	(30)
Net income (loss)	291	(197)
Less: net (income) loss attributable to the noncontrolling interest	(123)	(93)
Net income (loss) attributable to Holdings	$168	$(290)

EARNINGS PER SHARE
Earnings per share - Common stock
Basic	$0.30	$(0.52)
Diluted	$0.30	$(0.52)
Weighted average common shares outstanding	561	561

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$291	$(197)
Other comprehensive income (loss) net of income taxes:
Foreign currency translation adjustment	(5)	8
Change in unrealized gains (losses), net of reclassification adjustment	(960)	104
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	133	25
Total other comprehensive income (loss), net of income taxes	(832)	137
Comprehensive income (loss)	(541)	(60)
Less: Comprehensive (income) loss attributable to noncontrolling interest	(129)	(100)
Comprehensive income (loss) attributable to Holdings	$(670)	$(160)

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(in millions)
Equity attributable to Holdings:
Common stock, at par value, beginning of year and end of period	$6	$6

Capital in excess of par value, beginning of year	$1,298	$931
Capital contribution from parent	695	—
Changes in capital in excess of par value	57	11
Capital in excess of par value, end of period	$2,050	$942

Retained earnings, beginning of year	$12,289	$11,439
Impact of adoption of revenue recognition standard ASC 606	13	—
Net income (loss)	168	(290)
Stockholder dividends	(15)	—
Retained earnings, end of period	$12,455	$11,149

Accumulated other comprehensive income (loss), beginning of year	$(108)	$(921)
Other comprehensive income (loss)	(838)	130
Accumulated other comprehensive income (loss), end of period	(946)	(791)
Total Holdings’ equity, end of period	$13,565	$11,306

Noncontrolling interest, beginning of year	$3,097	$3,142
Impact of adoption of revenue recognition standard ASC 606	19	—
Repurchase of AB Holding units	(1)	—
Net income (loss) attributable to noncontrolling interest	103	77
Dividends paid to noncontrolling interest	(135)	(108)
Other comprehensive income (loss) attributable to noncontrolling interest	6	7
Other changes in noncontrolling interest	(54)	(13)
Noncontrolling interest, end of period	3,035	3,105
Total Equity, End of Period	$16,600	$14,411

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(in millions)
Net income (loss)	$291	$(197)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	271	246
Policy charges and fee income	(972)	(956)
Realized and unrealized gains (losses) on trading securities	120	(91)
Net derivative (gains) losses	281	235
Investment (gains) losses, net	(102)	24
Non-cash pension restructuring	102	—
Amortization of deferred compensation	12	8
Amortization of deferred sales commission	7	9
Other depreciation and amortization	(20)	(42)
Amortization of deferred cost of reinsurance asset	5	5
Change in goodwill	—	369
Distribution from joint ventures and limited partnerships	25	26
Changes in:
Net broker-dealer and customer related receivables/payables	283	297
Reinsurance recoverable	32	27
Segregated cash and securities, net	(208)	(310)
Deferred policy acquisition costs	15	(55)
Future policy benefits	(254)	296
Current and deferred income taxes	103	252
Other, net	(255)	(71)
Net cash provided by (used in) operating activities	(264)	72

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	4,288	1,033
Mortgage loans on real estate	68	209
Trading account securities	1,629	2,844
Other	54	56
Payment for the purchase/origination of:
Fixed maturities, available for sale	(3,245)	(1,428)
Mortgage loans on real estate	(447)	(632)
Trading account securities	(2,613)	(3,928)
Other	(48)	(28)
Cash settlements related to derivative instruments	(54)	(1,400)
Decrease in loans to affiliates	346	12
Change in short-term investments	876	573

AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Investment in capitalized software, leasehold improvements and EDP equipment	(24)	(19)
Other, net	(371)	(191)
Net cash provided by (used in) investing activities	459	(2,899)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	2,532	2,790
Withdrawals	(1,384)	(1,342)
Transfer (to) from Separate Accounts	(102)	186
Change in short-term financings	167	95
Repayment of loans from affiliates	—	(56)
Proceeds from loans from affiliates	—	109
Change in collateralized pledged assets	17	347
Change in collateralized pledged liabilities	56	967
(Decrease) increase in overdrafts payable	7	50
Cash Contribution from Parent	8	—
Shareholder dividend paid	(15)	—
Repurchase of AB Holding units	(1)	(31)
Redemptions of non-controlling interests of consolidated VIEs, net	373	(3)
Distribution to noncontrolling interests in consolidated subsidiaries	(135)	(112)
Increase (decrease) in Securities sold under agreement to repurchase	17	(370)
Increase (decrease) in loans from affiliates	(470)	—
Other, net	4	—
Net cash provided by (used in) financing activities	1,074	2,630
Effect of exchange rate changes on cash and cash equivalents	8	8
Change in cash and cash equivalents	1,277	(189)
Cash and cash equivalents, beginning of year	4,814	5,654
Cash and Cash Equivalents, End of Period	$6,091	$5,465

Non-cash transactions during the Period
Capital contribution from Parent	$630	$—
Repayment of Loans from affiliates	$(622)	$—
Contribution of 0.5% minority interest in AXF	$65	$—
Repayment of long-term debt	$202	$—

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)    ORGANIZATION
Business
AXA Equitable Holdings, Inc. (“Holdings” and, collectively with its consolidated subsidiaries, the “Company”) is the holding company for a diversified financial services organization. In May 2017, AXA S.A. (“AXA”), a French holding company for the AXA Group, a worldwide leader in life, property and casualty and health insurance and asset management, announced its intention to pursue the sale of a minority stake in Holdings through an initial public offering (the “IPO”). On May 14, 2018, Holdings completed the IPO in which AXA sold 157,837,500 shares of Holdings common stock to the public. Following the IPO, AXA owns approximately 71.9% of the outstanding common stock of Holdings.
The Company conducts operations in four segments: Individual Retirement, Group Retirement, Investment Management and Research, and Protection Solutions. The Company’s management evaluates the performance of each of these segments independently.

•
The Individual Retirement segment offers a diverse suite of variable annuity products which are primarily sold to affluent and high net worth individuals saving for retirement or seeking retirement income.

•
The Group Retirement segment offers tax-deferred investment and retirement plans sponsored by educational entities, municipalities and not-for-profit entities as well as small and medium-sized businesses.

•
The Investment Management and Research segment provides diversified investment management, research and related solutions globally to a broad range of clients through three main client channels—Institutional, Retail and Private Wealth Management—and distributes its institutional research products and solutions through Bernstein Research Services. The Investment Management and Research segment reflects the business of AllianceBernstein Holding L.P. (“AB Holding”), AllianceBernstein L.P. (“ABLP”) and their subsidiaries (collectively, “AB”).

•
The Protection Solutions segment includes the Company’s life insurance and group employee benefits businesses. The life insurance business offers a variety of variable universal life, indexed universal life and term life products to help affluent and high net worth individuals, as well as small and medium-sized business owners, with their wealth protection, wealth transfer and corporate needs. Our group employee benefits business offers a suite of life, short- and long-term disability, dental and vision insurance products to small and medium-size businesses across the United States.

The Company reports certain activities and items that are not included in our segments in Corporate and Other. Corporate and Other includes certain of our financing and investment expenses. It also includes: the AXA Advisors broker-dealer business, closed block of life insurance (the “Closed Block”), run-off variable annuity reinsurance business, run-off group pension business, run-off health business, benefit plans for our employees, certain strategic investments and certain unallocated items, including capital and related investments, interest expense and corporate expense. AB’s results of operations are reflected in the Investment Management and Research segment. Accordingly, Corporate and Other does not include any items applicable to AB.
At March 31, 2018 and March 31, 2017, the Company’s economic interest in AB was 46.5% and 45.8%, respectively. At March 31, 2018 and March 31, 2017, respectively, AXA and its subsidiaries’ economic interest in AB was 64.4% and 63.8%.
In March 2018, AXA contributed the 0.5% minority interest in AXA Financial, Inc. (“AXA Financial”) to Holdings so that Holdings now owns 100% of AXA Financial.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On April 23, 2018, Holdings entered into a Purchase Agreement (the “Purchase Agreement”) with Coliseum Reinsurance Company (“Coliseum”), an affiliate, relating to the purchase and sale of all of the units of limited partnership of ABLP (the “AB Units”) owned by Coliseum. Pursuant to the Purchase Agreement, Holdings purchased from Coliseum 8,160,000 AB Units owned by Coliseum at a purchase price of $26.54 per AB Unit.
On April 23, 2018, Holdings entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with AXA Investment Managers S.A., an affiliate, relating to the purchase and sale of all of the issued and outstanding shares of common stock of AXA-IM Holding U.S., Inc. As a result of the transactions contemplated by the Stock Purchase Agreement, Holdings acquired beneficial ownership to the 41,934,582 AB Units owned by AXA-IM Holding U.S., Inc.
As a result of these transactions, at April 30, 2018, the Company’s economic interest in AB was approximately 65.0%. The general partner of AB, AllianceBernstein Corporation (the “General Partner”), is a wholly-owned subsidiary of the Company. Because the General Partner has the authority to manage and control the business of AB, AB is consolidated in the Company’s financial statements.
See Note 18 to the Notes to Consolidated Financial Statements for additional information on these subsequent events.
Basis of Presentation
The Unaudited Interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Intercompany balances and transactions have been eliminated.
In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
The terms “first quarter 2018” and “first quarter 2017” refer to the three months ended March 31, 2018 and 2017, respectively. The terms “first three months of 2018” and “first three months of 2017” refer to the three months ended March 31, 2018 and 2017, respectively.

2)    SIGNIFICANT ACCOUNTING POLICIES
Adoption of New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance that revises the recognition criteria for revenue arising from contracts with customers to provide goods or services, except when those revenue streams are from insurance and investment contracts, leases, rights and obligations that are in the scope of certain financial instruments (i.e., derivative contracts) and guarantees other than product or service warranties, for which existing revenue recognition requirements are not superseded by this guidance. On January 1, 2018, the Company adopted the new revenue recognition guidance on a modified retrospective basis and is providing in its first quarter 2018 reporting the additional disclosures required by the new standard. Adoption of this new guidance did not change the amounts or timing of the Company’s revenue recognition for base investment management and advisory fees, distribution revenues, shareholder servicing revenues, and broker-dealer revenues. However, some performance-based fees and carried-interest distributions that prior to adoption were recognized when no risk of reversal remained, in certain instances under the new standard may be recognized earlier if it is probable that significant reversal will not occur. As a result, on January 1, 2018, the Company recognized a cumulative effect adjustment, net of tax, to increase opening equity attributable to Holdings and the noncontrolling interest by approximately $13 million and $19 million,

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

respectively, reflecting the impact of carried-interest distributions previously received by AB of approximately $78 million, net of revenue sharing payments to investment team members of approximately $43 million, for which it is probable that significant reversal will not occur and for which incremental tax is provided at Holdings.
In January 2016, the FASB issued new guidance related to the recognition and measurement of financial assets and financial liabilities. The new guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale (“AFS”) debt securities.  The new guidance requires equity investments in unconsolidated entities, except those accounted for under the equity method, to be measured at fair value through earnings, thereby eliminating the AFS classification for equity securities with readily determinable fair values for which changes in fair value currently are reported in Accumulated Other Comprehensive Income (Loss) (“AOCI”). On January 1, 2018, the Company adopted the new recognition requirements on a modified retrospective basis for changes in the fair value of AFS equity securities, resulting in no material reclassification adjustment from AOCI to opening retained earnings for the net unrealized gains, net of tax, related to approximately $46 million common stock securities and eliminated their designation as AFS equity securities. The new guidance does not apply to FHLB common stock and prohibits such investments from being classified as equity securities subject to the new guidance. Accordingly, the Company has classified its investment in the FHLB common stock as other invested assets at March 31, 2018. The Company’s investment assets held in the form of equity interests in unconsolidated entities, such as limited partnerships and limited liability companies, including hedge funds, private equity funds, and real estate-related funds, generally are accounted for under the equity method and were not impacted by this new guidance.  The Company does not currently report any of its financial liabilities under the fair value option.
In March 2017, the FASB issued new guidance on the presentation of net periodic pension and post-retirement benefit costs that requires retrospective disaggregation of the service cost component from the other components of net benefit costs on the income statement. The service cost component is required to be presented with other employee compensation costs in “income from operations,” and the remaining components are to be reported separately outside of income from operations. While this standard did not change how net periodic pension and post-retirement benefit costs are measured, it limits the amount eligible for capitalization on a prospective basis to the service cost component. On January 1, 2018, the Company adopted the change in the income statement presentation utilizing the practical expedient for determining the historical components of net benefit costs, resulting in no material impact to the consolidated financial statements. In addition, no changes to the Company’s capitalization policies with respect to benefit costs resulted from the adoption of the new guidance.
In May 2017, the FASB issued guidance on share-based payments. The amendment provides clarity intended to reduce diversity in practice and the cost and complexity of accounting for changes to the terms or conditions of share-based payment awards. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and requires prospective application to awards modified on or after the date of adoption. Adoption of this amendment on January 1, 2018 did not have a material impact on the Company’s consolidated financial statements.
In August 2016, the FASB issued new guidance to simplify elements of cash flow classification. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and requires application of a retrospective transition method. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
Future Adoption of New Accounting Pronouncements
In February 2018, the FASB issued new guidance that will permit, but not require, entities to reclassify to retained earnings tax effects “stranded” in AOCI resulting from the change in federal tax rate enacted by the Tax Cuts and Jobs Act (the “Tax Reform Act”) on December 22, 2017. An entity that elects this option must reclassify these stranded tax effects for all items in AOCI, including, but not limited to, AFS securities and employee benefits. Tax effects stranded in AOCI for other reasons, such as prior changes in tax law, may not be reclassified. While the new guidance provides entities the option to reclassify these amounts, new disclosures are required regardless of whether entities elect to do

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

so. The new guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. Election can be made either to apply the new guidance retrospectively to each period in which the effect of the Tax Reform Act is recognized or in the period of adoption. Management currently is evaluating the options provided for adopting this guidance and the potential impacts on the Company’s consolidated financial statements.
In August 2017, the FASB issued new guidance on accounting for hedging activities, intended to more closely align the financial statement reporting of hedging relationships to the economic results of an entity’s risk management activities. In addition, the new guidance makes certain targeted modifications to simplify the application of current hedge accounting guidance. The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early application permitted. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption (that is, the initial application date). All transition requirements and elections should be applied to derivatives positions and hedging relationships existing on the date of adoption.  Management currently is evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements.
In March 2017, the FASB issued guidance that requires certain premiums on callable debt securities to be amortized to the earliest call date and is intended to better align interest income recognition with the manner in which market participants price these instruments.  The new guidance is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted and is to be applied on a modified retrospective basis. Management currently is evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements.
In June 2016, the FASB issued new guidance related to the accounting for credit losses on financial instruments. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new guidance is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted for annual periods beginning after December 15, 2018. Management currently is evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements.
In February 2016, the FASB issued revised guidance to lease accounting that will require lessees to recognize on the balance sheet a “right-of-use” asset and a lease liability for virtually all lease arrangements, including those embedded in other contracts. The new lease accounting model will continue to distinguish between capital and operating leases. The current straight-line pattern for the recognition of rent expense on an operating lease is expected to remain substantially unchanged by the new guidance but instead will be comprised of amortization of the right-of-use asset and interest cost on the related lease obligation, thereby resulting in an income statement presentation similar to a financing arrangement or capital lease. Lessor accounting will remain substantially unchanged from the current model but has been updated to align with certain changes made to the lessee model. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The transition provisions require application on a modified retrospective approach at the beginning of the earliest comparative period presented in the financial statements (that is, January 1, 2017).  Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing lease contracts and arrangements. Management currently is evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements.
Revenue Recognition
Investment Management and Service Fees and Related Expenses
Reported as Investment management and service fees in the Company’s consolidated statements of income (loss) are investment advisory and service fees, distribution revenues, and institutional research services revenues principally emerging from the Investment Management and Research segment. Also included are investment management and administrative service fees earned by AXA Equitable Funds Management Group, LLC (“AXA Equitable FMG”) and

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

reported in the Retirement and Protection segments as well as certain asset-based fees associated with insurance contracts.
Investment management, advisory, and service fees
AB provides asset management services by managing customer assets and seeking to deliver returns to investors. Similarly, AXA Equitable FMG provides investment management and administrative services, such as fund accounting and compliance services, to AXA Premier VIP Trust (“VIP Trust”), EQ Advisors Trust (“EQAT”) and 1290 Funds as well as two private investment trusts established in the Cayman Islands, AXA Allocation Funds Trust and AXA Offshore Multimanager Funds Trust (collectively, the “Other AXA Trusts”). The contracts supporting these revenue streams create a distinct, separately identifiable performance obligation for each day the assets are managed for the performance of a series of services that are substantially the same and have the same pattern of transfer to the customer. Accordingly, these investment management, advisory, and administrative service base fees are recorded over time as services are performed and entitle the Company to variable consideration. Base fees, generally calculated as a percentage of assets under management (“AUM”), are recognized as revenue at month-end when the transaction price no longer is variable and the value of the consideration is determined. These fees are not subject to claw back and there is minimal probability that a significant reversal of the revenue recorded will occur.
Certain investment advisory contracts of AB, including those associated with hedge funds or other alternative investments, provide for a performance-based fee (including carried interest), in addition to a base advisory fee, calculated either as a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. These performance-based fees are forms of variable consideration and, therefore, are excluded from the transaction price until it becomes probable there will not be significant reversal of the cumulative revenue recognized. At each reporting date, the Company evaluates constraining factors surrounding the variable consideration to determine the extent to which, if any, revenues associated with the performance-based fee can be recognized. Constraining factors impacting the amount of variable consideration included in the transaction price include contractual claw-back provisions, the length of time of the uncertainty, the number and range of possible amounts, the probability of significant fluctuations in fund’s market value, and the level in which the fund’s value exceeds the contractual threshold required to earn such a fee and the materiality of the amount being evaluated. Prior to adoption of the new revenue recognition guidance on January 1, 2018, the Company recognized performance-based fees at the end of the applicable measurement period when no risk of reversal remained, and carried-interest distributions received as deferred revenues until no risk of reversal remained.
Sub-advisory and sub-administrative expenses associated with these services are calculated and recorded as the related services are performed in Other operating costs and expense in the consolidated statements of income (loss) as the Company is acting in a principal capacity in these transactions and, as such, reflects these revenues and expenses on a gross basis.
Research services
Research services revenue principally consists of brokerage transaction charges received by Sanford C. Bernstein & Co. LLC (“SCB LLC”) and Sanford C. Bernstein Limited (“SCBL”) for providing equity research services to institutional clients. Brokerage commissions for trade execution services and related expenses are recorded on a trade-date basis when the performance obligations are satisfied. Generally, the transaction price is agreed upon at the point of each trade and based upon the number of shares traded or the value of the consideration traded. Research revenues are recognized when the transaction price is quantified, collectability is assured, and significant reversal of such revenue is not probable.
Distribution services
Revenues from distribution services include fees received as partial reimbursement of expenses incurred in connection with the sale of certain AB sponsored mutual funds and the 1290 Funds and for the distribution primarily of EQAT and VIP Trust shares to separate accounts in connection with the sale of variable life and annuity contracts. The amount

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and timing of revenues recognized from performance of these distribution services often is dependent upon the contractual arrangements with the customer and the specific product sold as further described below.
Most open-end management investment companies, such as U.S. funds and the EQAT and VIP Trusts and the 1290 Funds, have adopted a plan under Rule 12b-1 of the Investment Company Act that allows for certain share classes to pay out of assets, distribution and service fees for the distribution and sale of its shares (“12b-1 Fees”). These open-end management investment companies have such agreements with the Company, and the Company has selling and distribution agreements pursuant to which it pays sales commissions to the financial intermediaries that distribute the shares. These agreements may be terminated by either party upon notice (generally 30 days) and do not obligate the financial intermediary to sell any specific amount of shares.
The Company records 12b-1 fees monthly based upon a percentage of the net asset value (“NAV”) of the funds. At month-end, the variable consideration of the transaction price is no longer constrained as the NAV can be calculated and the value of consideration is determined. These services are separate and distinct from other asset management services as the customer can benefit from these services independently of other services. The Company accrues the corresponding 12b-1 fees paid to sub-distributors monthly as the expenses are incurred. The Company is acting in a principal capacity in these transactions; as such, these revenues and expenses are recorded on a gross basis in the consolidated statements of income (loss).
AB sponsored mutual funds offer back-end load shares in limited instances and charge the investor a contingent deferred sales charge (“CDSC”) if the investment is redeemed within a certain period. The variable consideration for these contracts is contingent upon the timing of the redemption by the investor and the value of the sales proceeds. Due to these constraining factors, the Company excludes the CDSC fee from the transaction price until the investor redeems the investment. Upon redemption, the cash consideration received for these contractual arrangements is recorded as a reduction of unamortized deferred sales commissions.
AB’s Luxembourg subsidiary, the management company for most of its non-U.S. funds, earns a management fee which is accrued daily and paid monthly, at an annual rate, based on the average daily net assets of the fund. With respect to certain share classes, the management fee also may contain a component paid to distributors and other financial intermediaries and service providers to cover shareholder servicing and other administrative expenses (also referred to as an “All-in-Fee”). Based on the conclusion that asset management is distinct from distribution, the Company allocates a portion of the investment and advisory fee to distribution revenues for the servicing component based on standalone selling prices.
Other revenues
Also reported as Investment management and service fees in the Company’s consolidated statements of income (loss) are other revenues from contracts with customers, primarily consisting of shareholder servicing fees, mutual fund reimbursements, and other brokerage income.
Shareholder services, including transfer agency, administration, and record-keeping are provided by AB to company-sponsored mutual funds. The consideration for these services is based on a percentage of the NAV of the fund or a fixed-fee based on the number of shareholder accounts being serviced. The revenues are recorded at month-end when the constraining factors involved with determining NAV or the numbers of shareholders’ accounts are resolved.
Other income
Revenues from contracts with customers reported as Other income in the Company’s consolidated statements of income (loss) primarily consist of advisory account fees and brokerage commissions from the Company’s subsidiary broker-dealer operations and sales commissions from the Company’s general agent for the distribution of non-affiliate insurers’ life insurance and annuity products. These revenues are recognized at month-end when constraining factors, such as AUM and product mix, are resolved and the transaction pricing no longer is variable such that the value of consideration can be determined.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contract assets and liabilities
The Company applies the practical expedient for contracts that have an original duration of one year or less. Accordingly, the Company accrues the incremental costs of obtaining a contract when incurred and does not consider the time value of money. At March 31, 2018, there are no material balances of contract assets and contract liabilities; as such, no further disclosures are necessary.
Accounting and Consolidation of VIEs
A VIE must be consolidated by its primary beneficiary, which generally is defined as the party that has a controlling financial interest in the VIE. The Company is deemed to have a controlling financial interest in a VIE if it has (i) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive income from the VIE that potentially could be significant to the VIE. For purposes of evaluating (ii) above, fees paid to the Company as a decision maker or service provider are excluded if the fees are compensation for services provided commensurate with the level of effort required to be performed and the arrangement includes only customary terms, conditions or amounts present in arrangements for similar services negotiated at arm’s length.
If the Company has a variable interest in an entity that is determined not to be a VIE, the entity then is evaluated for consolidation under the voting interest entity (“VOE”) model. For limited partnerships and similar entities, the Company is deemed to have a controlling financial interest in a VOE, and would be required to consolidate the entity, if the Company owns a majority of the entity’s kick-out rights through voting limited partnership interests and other limited partners do not hold substantive participating rights (or other rights that would indicate that the Company does not control the entity). For entities other than limited partnerships, the Company is deemed to have a controlling financial interest in a VOE if it owns a majority voting interest in the entity.
The analysis performed to identify variable interests held, determine whether entities are VIEs or VOEs, and evaluate whether the Company has a controlling financial interest in such entities requires the exercise of judgment and is updated on a continuous basis as circumstances change or new entities are developed. The primary beneficiary evaluation generally is performed qualitatively based on all facts and circumstances, including consideration of economic interests in the VIE held directly and indirectly through related parties and entities under common control, as well as quantitatively, as appropriate.
At March 31, 2018, the Company held approximately $1,137 million of investment assets in the form of equity interests issued by non-corporate legal entities determined under the new guidance to be VIEs, such as limited partnerships and limited liability companies, including hedge funds, private equity funds, and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheet as Other equity investments and to apply the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $163,434 million, and the Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $1,137 million at March 31, 2018. Except for approximately $798 million of unfunded commitments at March 31, 2018, the Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
At March 31, 2018, the Company consolidated one real estate joint venture for which it was identified as primary beneficiary under the VIE model. The consolidated entity is jointly owned by AXA Equitable Life Insurance Company (“AXA Equitable Life”) and AXA France and holds an investment in a real estate venture. Included in the Company’s consolidated balance sheet at March 31, 2018, are total assets of $36 million related to this VIE, primarily resulting from the consolidated presentation of $36 million of real estate held for production of income. In addition, real estate held for production of income reflects $16 million as related to two non-consolidated joint ventures at March 31, 2018.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Included in the Company’s consolidated balance sheet at March 31, 2018 are assets of $2,447 million, liabilities of $1,219 million and redeemable non-controlling interest of $982 million associated with the consolidation of AB-sponsored investment funds under the VIE model. Also included in the Company’s consolidated balance sheets are assets of $135 million, liabilities of $4 million and redeemable non-controlling interest of $10 million from consolidation of AB-sponsored investment funds under the VOE model. The assets of these consolidated funds are presented within Other invested assets and cash and cash equivalents, and liabilities of these consolidated funds are presented with other liabilities on the face of the Company’s consolidated balance sheet at March 31, 2018; ownership interests not held by the Company relating to consolidated VIEs and VOEs are presented either as redeemable or non-redeemable noncontrolling interest, as appropriate. The Company is not required to provide financial support to these company-sponsored investment funds, and only the assets of such funds are available to settle each fund’s own liabilities.
As of March 31, 2018, the net assets of investment products sponsored by AB that are nonconsolidated VIEs are approximately $83.9 billion and the Company’s maximum exposure to loss from its direct involvement with these VIEs is its investment of $8 million at March 31, 2018. The Company has no further commitments to or economic interest in these VIEs.
Impact of the Tax Reform Act
On December 22, 2017, President Trump signed into law the Tax Reform Act, a broad overhaul of the U.S. Internal Revenue Code that changes long-standing provisions governing the taxation of U.S. corporations, including life insurance companies.
The Tax Reform Act reduces the federal corporate income tax rate to 21% beginning in 2018 and repeals the corporate alternative minimum tax (“AMT”) while keeping existing AMT credits. It also includes changes to the dividends received deduction (“DRD”), insurance reserves and tax DAC, and measures affecting our international operations, such as a one-time transitional tax on some of the accumulated earnings of our foreign subsidiaries (within our Investment Management and Research segment).
As a result of the Tax Reform Act, our new effective tax rate is expected to be approximately 19%, driven mainly by the new federal corporate tax rate of 21% and the DRD benefit.
We expect the Tax Reform Act to have both positive and negative impacts on our consolidated balance sheet. On the one hand, as a one-time effect, the lower tax rate resulted in a reduction to the value of our deferred tax assets. On the other hand, the Tax Reform Act repeals the corporate AMT and, subject to certain limitations, allows us to use our AMT credits going forward, which will result in a reduction of our tax liability.
We expect the tax liability on the earnings of our foreign subsidiaries will decrease going forward. In 2017, we recorded a one-time estimated decrease to net income of $23 million due to the estimated transitional tax on some of the accumulated earnings of these subsidiaries.
Overall, we expect the Tax Reform Act to have a net positive economic impact on us. At December 31, 2017, we recorded a provisional estimate of the income tax effects related to Tax Reform. During the period ended March 31, 2018, we have not recorded any changes to this estimate. We continue to evaluate this new and complicated piece of legislation, assess the magnitude of the various impacts and monitor potential regulatory changes related to this reform.
Assumption Updates and Model Changes
There were no assumption changes in the first quarters of 2018 or 2017.
Revision of Prior Period Financial Statements
During the first quarter of 2018, management identified an error in its previously issued financial statements related to a misclassification between interest credited and net derivative gains/losses. The impact of this error to the consolidated financial statements for the six months ended June 30, 2017, nine months ended September 30, 2017 and the years ended December 31, 2017 and 2016 was not considered to be material. In order to improve the consistency and

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

comparability of the financial statements, management revised the consolidated statements of income (loss) and statements of cash flows to include the revisions discussed herein. See Note 17 to the Notes to Consolidated Financial Statements for details of the revisions.
3)    INVESTMENTS
Fixed Maturities
The following table provides information relating to fixed maturities securities classified as AFS:
Available-for-Sale Securities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (3)
	(in millions)
March 31, 2018:
Fixed Maturity Securities:
Public corporate	$18,513	$501	$298	$18,716	$—
Private corporate	7,394	117	107	7,404	—
U.S. Treasury, government and agency	14,772	387	506	14,653	—
States and political subdivisions	422	56	1	477	—
Foreign governments	405	23	9	419	—
Residential mortgage-backed(1)	614	16	3	627	—
Asset-backed(2)	675	4	4	675	2
Redeemable preferred stock	473	44	4	513	—
Total at March 31, 2018	$43,268	$1,148	$932	$43,484	$2

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As a result of the adoption of the Recognition and Measurement of Financial Assets and Financial Liabilities standard on January 1, 2018 (Financial Instruments Recognition and Measurement Standard), equity securities are no longer classified and accounted for as available for sale securities.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (3)
	(in millions)
December 31, 2017:
Fixed Maturity Securities:
Public corporate	$17,181	$806	$33	$17,954	$—
Private corporate	7,299	225	32	7,492	—
U.S. Treasury, government and agency	17,759	1,000	251	18,508	—
States and political subdivisions	422	67	—	489	—
Foreign governments	395	29	5	419	—
Residential mortgage-backed(1)	797	22	1	818	—
Asset-backed(2)	745	5	1	749	2
Redeemable preferred stock	470	43	1	512	—
Total Fixed Maturities	45,068	2,197	324	46,941	2
Equity securities	188	2	—	190	—
Total at December 31, 2017	$45,256	$2,199	$324	$47,131	$2

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

(3)	Amounts represent OTTI losses in AOCI, which were not included in income (loss) in accordance with current accounting guidance.

The contractual maturities of AFS fixed maturities at March 31, 2018 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Available-for-Sale Fixed Maturities
Contractual Maturities at March 31, 2018

	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$2,499	$2,517
Due in years two through five	8,727	8,862
Due in years six through ten	13,290	13,114
Due after ten years	16,990	17,176
Subtotal	41,506	41,669
Residential mortgage-backed securities	614	627
Asset-backed securities	675	675
Redeemable preferred stock	473	513
Total	$43,268	$43,484

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows proceeds from sales, gross gains (losses) from sales and OTTI for AFS fixed maturities during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Proceeds from sales	$3,880	$440
Gross gains on sales	$155	$25
Gross losses on sales	$(52)	$(23)
Total OTTI	$—	$—
Non-credit losses recognized in OCI	—	—
Credit losses recognized in net income (loss)	$—	$—

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated and the corresponding changes in such amounts:
Fixed Maturities - Credit Loss Impairments

	Three Months Ended March 31,
	2018	2017
	(in millions)
Balances, beginning of period	$(18)	$(239)
Previously recognized impairments on securities that matured, paid, prepaid or sold	—	55
Recognized impairments on securities impaired to fair value this period(1)	—	—
Impairments recognized this period on securities not previously impaired	—	—
Additional impairments this period on securities previously impaired	—	—
Increases due to passage of time on previously recorded credit losses	—	—
Accretion of previously recognized impairments due to increases in expected cash flows	—	—
Balances at March 31,	$(18)	$(184)

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the consolidated balance sheets as a component of AOCI. The table below presents these amounts as of the dates indicated:

	March 31, 2018	December 31, 2017
	(in millions)
AFS Securities:
Fixed maturities:
With OTTI loss	$—	$2
All other	216	1,871
Equity securities	—	2
Net Unrealized Gains (Losses)	$216	$1,875
As a result of the adoption of the Recognition and Measurement of Financial Assets and Financial Liabilities standard on January 1, 2018 (Financial Instruments Recognition and Measurement Standard), equity securities are no longer classified and accounted for as available for sale securities.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Changes in net unrealized investment gains (losses) recognized in AOCI include reclassification adjustments to reflect amounts realized in Net income (loss) for the current period that had been part of OCI in earlier periods. The tables that follow below present a rollforward of net unrealized investment gains (losses) recognized in AOCI, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized and all other:
Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2018	$2	$—	$(1)	$(7)	$(6)
Net investment gains (losses) arising during the period	—	—	—	—	—
Reclassification adjustment for OTTI losses:
Included in Net income (loss)	(2)	—	—	—	(2)
Excluded from Net income (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	—	—	—	—
Deferred income taxes	—	—	—	7	7
Policyholders’ liabilities	—	—	1	—	1
Balance, March 31, 2018	$—	$—	$—	$—	$—
Balance, January 1, 2017	$19	$1	$(10)	$(4)	$6
Net investment gains (losses) arising during the period	63	—	—	—	63
Reclassification adjustment for OTTI losses:
Included in Net income (loss)	(65)	—	—	—	(65)
Excluded from Net income (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(4)	—	—	(4)
Deferred income taxes	—	—	—	—	—
Policyholders’ liabilities	—	—	6	—	6
Balance, March 31, 2017	$17	$(3)	$(4)	$(4)	$6

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in income (loss) for securities with no prior OTTI loss.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

All Other Net Unrealized Investment Gains (Losses) In AOCI

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2018	$1,871	$(358)	$(238)	$(383)	$892
Net investment gains (losses) arising during the period	(109)	—	—	—	(109)
Reclassification adjustment for OTTI losses:
Included in Net income (loss)	(1,546)	—	—	—	(1,546)
Excluded from Net income (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	341	—	—	341
Deferred income taxes	—	—	—	239	239
Policyholders’ liabilities	—	—	110	—	110
Balance, March 31, 2018	$216	$(17)	$(128)	$(144)	$(73)
Balance, January 1, 2017	$528	$(45)	$(192)	$(95)	$196
Net investment gains (losses) arising during the period	176	—	—	—	176
Reclassification adjustment for OTTI losses:
Included in Net income (loss)	29	—	—	—	29
Excluded from Net income (loss)(1)		—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(68)	—	—	(68)
Deferred income taxes	—	—	—	(60)	(60)
Policyholders’ liabilities	—	—	14	—	14
Balance, March 31, 2017	$733	$(113)	$(178)	$(155)	$287

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in income (loss) for securities with no prior OTTI loss.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables disclose the fair values and gross unrealized losses of the 1,411 issues at March 31, 2018 and the 752 issues at December 31, 2017 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
March 31, 2018:
Fixed Maturity Securities:
Public corporate	$8,539	$263	$605	$35	$9,144	$298
Private corporate	2,457	63	660	44	3,117	107
U.S. Treasury, government and agency	3,129	81	4,325	425	7,454	506
States and political subdivisions	19	1	—	—	19	1
Foreign governments	57	2	70	7	127	9
Residential mortgage-backed	145	2	76	1	221	3
Asset-backed	81	4	1	—	82	4
Redeemable preferred stock	116	2	12	2	128	4
Total	$14,543	$418	$5,749	$514	$20,292	$932
December 31, 2017:
Fixed Maturity Securities:
Public corporate	$2,123	$15	$690	$18	$2,813	$33
Private corporate	780	8	641	24	1,421	32
U.S. Treasury, government and agency	2,718	6	4,506	245	7,224	251
States and political subdivisions	20	—	—	—	20	—
Foreign governments	11	—	73	5	84	5
Residential mortgage-backed	62	—	76	1	138	1
Asset-backed	15	1	12	—	27	1
Redeemable preferred stock	10	—	13	1	23	1
Total	$5,739	$30	$6,011	$294	$11,750	$324
The Company’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.5% of total investments. The largest exposures to a single issuer of corporate securities held at March 31, 2018 and December 31, 2017 were $219 million and $207 million, respectively. Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the National Association of Insurance Commissioners (“NAIC”) designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At March 31, 2018 and December 31, 2017, respectively, approximately $1,335 million and $1,372 million, or 3.1% and 3.0%, of the $43,268 million and $45,068 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had net unrealized losses of $14 million and $5 million at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018 and December 31, 2017, respectively, the $514 million and $294 million of gross

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

unrealized losses of twelve months or more were concentrated in corporate and U.S. Treasury, government and agency securities. In accordance with the policy described in Note 2, the Company concluded that an adjustment to income for OTTI for these securities was not warranted at either March 31, 2018 or 2017. At March 31, 2018 and December 31, 2017, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
The Company does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business. At March 31, 2018, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $3 million.
For the three months ended March 31, 2018 and 2017, investment income is shown net of investment expenses of $19 million and $19 million respectively.
At March 31, 2018 and December 31, 2017, respectively, the fair values of the Company’s trading account securities were $14,919 million and $14,170 million, respectively. Also at March 31, 2018 and December 31, 2017, trading securities included the General Account’s investment in Separate Accounts, which had carrying values of $49 million and $50 million, respectively.
Net unrealized and realized gains (losses) on trading account equity securities are included in Net investment income (loss) in the Consolidated Statements of Income (Loss). The table below shows a breakdown of Net investment income from trading account securities during the three months ended March 31, 2018 and 2017:
Net Investment Income (Loss) from Trading Securities

	Three Months Ended March 31,
	2018	2017
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(121)	$87
Net investment gains (losses) recognized on securities sold during the period	1	4
Unrealized and realized gains (losses) on trading securities arising during the period	(120)	91
Interest and dividend income from trading securities	76	63
Net investment income (loss) from trading securities	$(44)	$154
Mortgage Loans
The payment terms of mortgage loans may from time to time be restructured or modified.
Mortgage loans on real estate are placed on nonaccrual status once management determines the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At March 31, 2018 and December 31, 2017, the carrying values of commercial mortgage loans on real estate that had been classified as nonaccrual loans were $19 million and $19 million, respectively.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Valuation Allowances for Mortgage Loans:
Allowance for credit losses for mortgage loans for the first quarters of 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Allowance for credit losses:
Beginning balance, January 1,	$8	$8
Charge-offs	—	—
Recoveries	(1)	—
Provision	—	—
Ending balance, March 31,	$7	$8

March 31, Individually Evaluated for Impairment	$7	$8
There were no allowances for credit losses for agricultural mortgage loans for the first quarters of 2018 and 2017.
Real Estate:
In March 2018, the Company sold its interest in two consolidated real estate joint ventures to AXA France for a total purchase price of approximately $143 million, which resulted in a pre-tax loss of $0.2 million and the reduction of $203 million of long-term debt on the Company’s balance sheet for the first quarter of 2018.
The following tables provide information relating to the loan-to-value and debt service coverage ratios for commercial and agricultural mortgage loans at March 31, 2018 and December 31, 2017. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
March 31, 2018

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(in millions)
Commercial Mortgage Loans(1)
0% - 50%	$737	$21	$321	$73	$—	$—	$1,152
50% - 70%	4,477	643	1,122	399	178	—	6,819
70% - 90%	169	110	144	307	27	—	757
90% plus	—	—	27	—	—	—	27
Total Commercial Mortgage Loans	$5,383	$774	$1,614	$779	$205	$—	$8,755
Agricultural Mortgage Loans(1)
0% - 50%	$275	$153	$276	$496	$321	$29	$1,550
50% - 70%	111	46	219	360	228	48	1,012
70% - 90%	—	—	—	23	—	—	23
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$386	$199	$495	$879	$549	$77	$2,585
Total Mortgage Loans(1)
0% - 50%	$1,012	$174	$597	$569	$321	$29	$2,702
50% - 70%	4,588	689	1,341	759	406	48	7,831
70% - 90%	169	110	144	330	27	—	780
90% plus	—	—	27	—	—	—	27
Total Mortgage Loans	$5,769	$973	$2,109	$1,658	$754	$77	$11,340

(1)	The debt service coverage ratio is calculated using the most recently reported operating income results from property operations divided by annual debt service.

(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
December 31, 2017

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(in millions)
Commercial Mortgage Loans(1)
0% - 50%	$759	$—	$320	$74	$—	$—	$1,153
50% - 70%	4,088	682	1,066	428	145	—	6,409
70% - 90%	169	110	196	272	50	—	797
90% plus	—	—	27	—	—	—	27
Total Commercial Mortgage Loans	$5,016	$792	$1,609	$774	$195	$—	$8,386
Agricultural Mortgage Loans(1)
0% - 50%	$272	$149	$275	$515	$316	$30	$1,557
50% - 70%	111	46	227	359	221	49	1,013
70% - 90%	—	—	—	4	—	—	4
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$383	$195	$502	$878	$537	$79	$2,574
Total Mortgage Loans(1)
0% - 50%	$1,031	$149	$595	$589	$316	$30	$2,710
50% - 70%	4,199	728	1,293	787	366	49	7,422
70% - 90%	169	110	196	276	50	—	801
90% plus	—	—	27	—	—	—	27
Total Mortgage Loans	$5,399	$987	$2,111	$1,652	$732	$79	$10,960

(1)	The debt service coverage ratio is calculated using the most recently reported operating income results from property operations divided by annual debt service.

(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides information relating to the aging analysis of past due mortgage loans at March 31, 2018 and December 31, 2017, respectively.
Age Analysis of Past Due Mortgage Loan

	30-59 Days	60-89 Days	90 Days or >	Total	Current	Total Financing Receivables	Recorded Investment 90 Days or > and Accruing
				(in millions)
March 31, 2018
Commercial	$—	$—	$27	$27	$8,728	$8,755	$—
Agricultural	10	5	39	54	2,531	2,585	39
Total Mortgage Loans	$10	$5	$66	$81	$11,259	$11,340	$39
December 31, 2017
Commercial	$27	$—	$—	$27	$8,359	$8,386	$—
Agricultural	49	3	22	74	2,500	2,574	22
Total Mortgage Loans	$76	$3	$22	$101	$10,859	$10,960	$22

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides information relating to impaired mortgage loans at March 31, 2018 and December 31, 2017, respectively.
Impaired Mortgage Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(1)	Interest Income Recognized
(in millions)
March 31, 2018:
With no related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$—	$—
Agricultural mortgage loans	—	—	—	—	—
Total	$—	$—	$—	$—	$—
With related allowance recorded:
Commercial mortgage loans - other	$27	$27	$(7)	$27	$—
Agricultural mortgage loans	—	—	—	—	—
Total	$27	$27	$(7)	$27	$—
December 31, 2017:
With no related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$—	$—
Agricultural mortgage loans	—	—	—	—	—
Total	$—	$—	$—	$—	$—
With related allowance recorded:
Commercial mortgage loans - other	$27	$27	$(8)	$27	$2
Agricultural mortgage loans	—	—	—	—	—
Total	$27	$27	$(8)	$27	$2

(1)	Represents a two-quarter average of recorded amortized cost.

Derivatives and Offsetting Assets and Liabilities
The Company uses derivatives as part of its overall asset/liability risk management primarily to reduce exposures to equity market and interest rate risks. Derivative hedging strategies are designed to reduce these risks from an economic perspective and are all executed within the framework of a Derivative Use Plan (“DUP”) approved by applicable states’ insurance law. Derivatives are generally not accounted for using hedge accounting, with the exception of Treasury Inflation-Protected Securities (“TIPS”), which is discussed further below. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, fund performance, market volatility and interest rates. A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, bond and bond-index total return swaps, swaptions, variance swaps and equity options credit and foreign exchange derivatives as well as bond and repo transactions to support the hedging. The derivative contracts are collectively managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in capital markets. In addition, as part of our hedging strategy the Company holds static hedge positions to maintain a target asset level for all variable annuity products at or above a CTE98 level under most economic scenarios (CTE is a statistical measure of tail risk which quantifies the total asset requirement to sustain a loss if an event outside a given probability level has

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

occurred. CTE 98 denotes the financial resources a company would need to cover the average of the worst 2% of scenarios).
Derivatives utilized to hedge exposure to Variable Annuities with Guarantee Features
The Company has issued and continues to offer variable annuity products with variable annuity guaranteed benefits (“GMxB”), including guaranteed minimum living benefits (“GMLBs”) (such as guaranteed minimum income benefits (“GMIBs”), guaranteed minimum withdrawal benefits (“GMWBs”) and guaranteed minimum accumulation benefits (“GMABs”), and guaranteed minimum death benefits (“GMDBs”) (inclusive of return of premium death benefit guarantees). The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholders’ account balances would support. The risk associated with the GMIB feature is that under-performance of the financial markets could result in the present value of GMIB, in the event of annuitization, being higher than what accumulated policyholders’ account balances would support, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. The risk associated with products that have a GMxB derivative features liability is that under-performance of the financial markets could result in the GMxB derivative features’ benefits being higher than what accumulated policyholders’ account balances would support.
For GMxB features, the Company retains certain risks including basis, credit spread and some volatility risk and risk associated with actual versus expected actuarial assumptions for mortality, lapse and surrender, withdrawal and policyholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMxB features that result from financial markets movements. A portion of exposure to realized equity volatility is hedged using equity options and variance swaps and a portion of exposure to credit risk is hedged using total return swaps on fixed income indices. Additionally, the Company is party to total return swaps for which the reference U.S. Treasury securities are contemporaneously purchased from the market and sold to the swap counterparty. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, the Company derecognizes these securities with consequent gain or loss from the sale. The Company has also purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company.
The Company has implemented static hedge positions to maintain a target asset level for all variable annuities at a CTE98 level under most scenarios, and at a CTE95 level in extreme scenarios. This program was implemented beginning in December 2017.
Derivatives used to hedge crediting rate exposure on SCS, SIO, MSO and IUL products/investment options
The Company hedges crediting rates in the Structured Capital Strategies (“SCS”) variable annuity, Structured Investment Option in the EQUI-VEST variable annuity series (“SIO”), Market Stabilizer Option (“MSO”) in the variable life insurance products and Indexed Universal Life (“IUL”) insurance products. These products permit the contract owner to participate in the performance of an index, ETF or commodity price movement up to a cap for a set period of time. They also contain a protection feature, in which the Company will absorb, up to a certain percentage, the loss of value in an index, ETF or commodity price, which varies by product segment.
In order to support the returns associated with these features, the Company enters into derivative contracts whose payouts, in combination with fixed income investments, emulate those of the index, ETF or commodity price, subject to caps and buffers without any basis risk due to market exposures, thereby substantially reducing any exposure to market-related earnings volatility.
Derivatives used for General Account Investment Portfolio
The Company maintains a strategy in its General Account investment portfolio to replicate the credit exposure of fixed maturity securities otherwise permissible for investment under its investment guidelines through the sale of credit default swaps (“CDSs”). Under the terms of these swaps, the Company receives quarterly fixed premiums that, together with any initial amount paid or received at trade inception, replicate the credit spread otherwise currently obtainable

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

by purchasing the referenced entity’s bonds of similar maturity. These credit derivatives generally have remaining terms of five years or less and are recorded at fair value with changes in fair value, including the yield component that emerges from initial amounts paid or received, reported in Net investment income (loss). The Company manages its credit exposure taking into consideration both cash and derivatives based positions and selects the reference entities in its replicated credit exposures in a manner consistent with its selection of fixed maturities. In addition, the Company generally transacts the sale of CDSs in single name reference entities of investment grade credit quality and with counterparties subject to collateral posting requirements. If there is an event of default by the reference entity or other such credit event as defined under the terms of the swap contract, the Company is obligated to perform under the credit derivative and, at the counterparty’s option, either pay the referenced amount of the contract less an auction-determined recovery amount or pay the referenced amount of the contract and receive in return the defaulted or similar security of the reference entity for recovery by sale at the contract settlement auction. To date, there have been no events of default or circumstances indicative of deterioration in the credit quality of the named referenced entities to require or suggest that the Company will have to perform under these CDSs. The maximum potential amount of future payments the Company could be required to make under these credit derivatives is limited to the par value of the referenced securities which is the dollar or euro-equivalent of the derivative notional amount. The Standard North American CDS Contract (“SNAC”) or Standard European Corporate Contract (“STEC”) under which the Company executes these CDS sales transactions does not contain recourse provisions for recovery of amounts paid under the credit derivative.
The Company purchased 30-year TIPS and other sovereign bonds, inflation linked and non-inflation linked, as General Account investments and enters into asset or cross-currency basis swaps, to result in payment of the given bond’s coupons and principal at maturity in the bond’s specified currency to the swap counterparty in return for fixed dollar amounts. These swaps, when considered in combination with the bonds, together result in a net position that is intended to replicate a dollar-denominated fixed-coupon cash bond with a yield higher than a term-equivalent U.S. Treasury bond. At March 31, 2018 and December 31, 2017, the Company’s unrealized gains (losses) related to this program were $(88) million and $(86) million, respectively, and reported in AOCI.
The Company implemented a strategy to hedge a portion of the credit exposure in its General Account investment portfolio by buying protection through a swap. These are swaps on the “super senior tranche” of the investment grade CDX index. Under the terms of these swaps, the Company pays quarterly fixed premiums that, together with any initial amount paid or received at trade inception, serve as premiums paid to hedge the risk arising from multiple defaults of bonds referenced in the CDX index. These credit derivatives have terms of five years or less and are recorded at fair value with changes in fair value, including the yield component that emerges from initial amounts paid or received, reported in Net derivative gains (losses).
In 2016, the Company implemented a program to mitigate its duration gap using total return swaps for which the reference U.S. Treasury securities are sold to the swap counterparty under arrangements economically similar to repurchase agreements. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, the Company derecognizes these securities with consequent gain or loss from the sale. Under this program the Company derecognized approximately $3,905 million U.S. Treasury securities for which the Company received proceeds of approximately $3,906 million at inception of the total return swap contract.  Under the terms of these swaps, the Company retains ongoing exposure to the total returns of the underlying U.S. Treasury securities in exchange for a financing cost. At March 31, 2018, the aggregate fair value of U.S. Treasury securities derecognized under this program was approximately $3,673 million. Reported in Other invested assets in the Company’s balance sheet at March 31, 2018 is approximately $16 million, representing the fair value of the total return swap contracts.
Derivatives used to hedge currency fluctuations on affiliated loans
The Company uses foreign exchange derivatives to reduce exposure to currency fluctuations that may arise from non-U.S.-dollar denominated financial instruments. The Company has currency swap contracts with AXA to hedge foreign exchange exposure from affiliated loans.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments.
Derivative Instruments by Category

	At March 31, 2018			Gains (Losses) Reported In Net Income (Loss) Three Months Ended March 31, 2018
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(in millions)
Freestanding derivatives:
Equity contracts:(1)
Futures	$6,629	$2	$1	$(23)
Swaps	8,017	255	16	114
Options	23,013	3,350	1,411	(18)
Interest rate contracts:(1)
Swaps	29,331	555	395	(671)
Futures	24,015	—	—	40
Credit contracts:(1)
Credit default swaps	2,136	32	3	—
Other freestanding contracts:(1)
Foreign currency contracts	1,781	10	52	(51)
Margin	—	62	57	—
Collateral	—	17	2,208	—
Embedded derivatives:
GMIB reinsurance contracts(6)	—	1,734	—	(159)
GMxB derivative features liability(3,6)	—	—	3,977	460
SCS, SIO, MSO and IUL indexed features(5,6)	—	—	1,683	27
Net derivative investment gains (loss)				(281)
Cross currency swaps (2,4)	—	—	—	9
Total	$94,922	$6,017	$9,803	$(272)

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Other assets or Other liabilities in the consolidated balance sheets.

(3)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(4)	Reported in Other income in the consolidated statements of income (loss).

(5)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in the Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

(6)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	At December 31, 2017			Gains (Losses) Reported In Net Income (Loss) Three Months Ended March 31, 2017
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(in millions)
Freestanding derivatives:
Equity contracts:(1)
Futures	$6,716	$1	$2	$(396)
Swaps	7,623	4	201	(405)
Options	22,223	3,456	1,457	318
Interest rate contracts:(1)
Swaps	26,769	604	193	143
Futures	20,675	—	—	(19)
Credit contracts:(1)
Credit default swaps	2,131	35	3	6
Other freestanding contracts:(1)
Foreign currency contracts	1,423	19	10	(1)
Margin	—	24	4	—
Collateral	—	4	2,123	—
Embedded derivatives:
GMIB reinsurance contracts(6)	—	1,894	—	(71)
GMxB derivative features liability(3,6)	—	—	4,358	507
SCS, SIO, MSO and IUL indexed features(5,6)	—	—	1,786	(317)
Net derivative investment gains (loss)				(235)
Cross currency swaps(2,4)	354	5	—	(7)
Total	$87,914	$6,046	$10,137	$(242)

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Other assets or Other liabilities in the consolidated balance sheets.

(3)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(4)	Reported in Other income in the consolidated statements of income (loss).

(5)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in the Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

(6)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).

Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts at March 31, 2018 are exchange-traded and net settled daily in cash. At March 31, 2018, the Company had open exchange-traded futures positions on: (i) the S&P 500, Russell 2000, and Emerging Market indices, having initial margin requirements of $250 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $67 million and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200, and European, Australasia, and Far East (“EAFE”) indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $24 million.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Credit Risk
Although notional amount is the most commonly used measure of volume in the derivatives market, it is not used as a measure of credit risk. A derivative with positive fair value (a derivative asset) indicates existence of credit risk because the counterparty would owe money to the Company if the contract were closed at the reporting date. Alternatively, a derivative contract with negative fair value (a derivative liability) indicates the Company would owe money to the counterparty if the contract were closed at the reporting date. To reduce credit exposures in Over-the-Counter (“OTC”) derivative transactions the Company generally enters into master agreements that provide for a netting of financial exposures with the counterparty and allow for collateral arrangements as further described below under “ISDA Master Agreements.” The Company further controls and minimizes its counterparty exposure through a credit appraisal and approval process.
ISDA Master Agreements
Netting Provisions. The standardized ISDA Master Agreement under which the Company conducts its OTC derivative transactions includes provisions for payment netting. In the normal course of business activities, if there is more than one derivative transaction with a single counterparty, the Company will set-off the cash flows of those derivatives into a single amount to be exchanged in settlement of the resulting net payable or receivable with that counterparty. In the event of default, insolvency, or other similar event pre-defined under the ISDA Master Agreement that would result in termination of OTC derivatives transactions before their maturity, netting procedures would be applied to calculate a single net payable or receivable with the counterparty.
Collateral Arrangements. The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. These CSAs are bilateral agreements that require collateral postings by the party “out-of-the-money” or in a net derivative liability position. Various thresholds for the amount and timing of collateralization of net liability positions are applicable. Consequently, the credit exposure of the Company’s OTC derivative contracts is limited to the net positive estimated fair value of those contracts at the reporting date after taking into consideration the existence of netting agreements and any collateral received pursuant to CSAs. Derivatives are recognized at fair value in the consolidated balance sheets and are reported either as assets in Other invested assets or as liabilities in Other liabilities, except for embedded insurance-related derivatives as described above and derivatives transacted with a related counterparty. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed.
At March 31, 2018 and December 31, 2017, respectively, the Company held $2,208 million and $2,123 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in Other invested assets. The aggregate fair value of all collateralized derivative transactions that were in a liability position with trade counterparties at March 31, 2018 and December 31, 2017, respectively, were $2 million and $2 million, for which the Company posted collateral of $7 million and $4 million at March 31, 2018 and December 31, 2017, respectively, in the normal operation of its collateral arrangements. Certain of the Company’s ISDA Master Agreements contain contingent provisions that permit the counterparty to terminate the ISDA Master Agreement if the Company’s credit rating falls below a specified threshold, however, the occurrence of such credit event would not impose additional collateral requirements.
Margin
Effective January 3, 2017, the CME amended its rulebook, resulting in the characterization of variation margin transfers as settlement payments, as opposed to adjustments to collateral. These amendments impacted the accounting treatment of the Company’s centrally cleared derivatives for which the CME serves as the central clearing party. As of the effective date, the application of the amended rulebook reduced gross derivative assets by $1 million.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Securities Repurchase and Reverse Repurchase Transactions
Securities repurchase and reverse repurchase transactions are conducted by the Company under a standardized securities industry master agreement, amended to suit the specificities of each respective counterparty. These agreements generally provide detail as to the nature of the transaction, including provisions for payment netting, establish parameters concerning the ownership and custody of the collateral securities, including the right to substitute collateral during the term of the agreement, and provide for remedies in the event of default by either party. Amounts due to/from the same counterparty under these arrangements generally would be netted in the event of default and subject to rights of set-off in bankruptcy. The Company’s securities repurchase and reverse repurchase agreements are accounted for as secured borrowing or lending arrangements, respectively and are reported in the consolidated balance sheets on a gross basis. The Company obtains or posts collateral generally in the form of cash and U.S. Treasury, corporate and government agency securities. The fair value of the securities to be repurchased or resold is monitored on a daily basis with additional collateral posted or obtained as necessary. Securities to be repurchased or resold are the same, or substantially the same, as those initially transacted under the arrangement. At March 31, 2018 and December 31, 2017, the balance outstanding under securities repurchase transactions was $1,904 million and $1,887 million, respectively. The Company utilized these repurchase and reverse repurchase agreements for asset liability and cash management purposes. For other instruments used for asset liability management purposes, see “Obligation under funding agreements” included in Note 14.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments at March 31, 2018.
Offsetting of Financial Assets and Liabilities and Derivative Instruments
At March 31, 2018

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
	(in millions)
ASSETS(1)
Description
Derivatives:
Equity contracts	$3,606	$1,429	$2,177
Interest rate contracts	555	395	160
Credit contracts	32	3	29
Currency	10	52	(42)
Collateral	17	2,208	(2,191)
Margin	62	57	5
Total Derivatives, subject to an ISDA Master Agreement	4,282	4,144	138
Other financial instruments	3,923	—	3,923
Other invested assets	$8,205	$4,144	$4,061
LIABILITIES(2)
Description
Derivatives:
Equity contracts	$1,429	$1,429	$—
Interest rate contracts	395	395	—
Credit contracts	3	3	—
Currency	52	52	—
Collateral	2,208	2,208	—
Margin	57	57	—
Total Derivatives, subject to an ISDA Master Agreement	4,144	4,144	—
Other financial liabilities	4,342	—	4,342
Other liabilities	$8,486	$4,144	$4,342
Securities sold under agreement to repurchase(3)	$1,897	$—	$1,897

(1)	Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.

(2)	Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.

(3)	Excludes expense of $7 million in securities sold under agreement to repurchase.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents information about the Company’s gross collateral amounts that are not offset in the consolidated balance sheets at March 31, 2018.
Collateral Amounts Offset in the Consolidated Balance Sheets
At March 31, 2018

	Net Amounts Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amounts
	(in millions)
Assets(1)
Total derivatives	$2,324	$—	$(2,186)	$138
Other financial instruments	3,923	—	—	3,923
Other invested assets	$6,247	$—	$(2,186)	$4,061
Liabilities:(2)
Securities sold under agreement to repurchase(3)(4)(5)	$1,897	$(1,923)	$—	$(26)

(1)	Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.

(2)	Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.

(3)	Excludes expense of $7 million included in Securities sold under agreements to repurchase on the consolidated balance sheet.

(4)	US Treasury and agency securities are included in Fixed maturities available for sale on the consolidated balance sheet.

(5)	Cash is reported in Cash and cash equivalents on the consolidated balance sheet.

The following table presents information about repurchase agreements accounted for as secured borrowings in the consolidated balance sheets at March 31, 2018.
Repurchase Agreement Accounted for as Secured Borrowings

	At March 31, 2018
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30–90 days	Greater Than 90 days	Total
	(in millions)
Securities sold under agreement to repurchase(1)
U.S. Treasury and agency securities	$—	$1,897	$—	$—	$1,897
Total	$—	$1,897	$—	$—	$1,897

(1)	Excludes expense accrual of $7 million included in Securities sold under agreements to repurchase on the consolidated balance sheet.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents information about the Company’s offsetting financial assets and liabilities and derivative instruments at December 31, 2017.
Offsetting of Financial Assets and Liabilities and Derivative Instruments
At December 31, 2017

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
	(in millions)
ASSETS(1)
Description
Derivatives:
Equity contracts	$3,461	$1,660	$1,801
Interest rate contracts	604	193	411
Credit contracts	35	3	32
Currency	19	10	9
Collateral	4	2,123	(2,119)
Margin	24	4	20
Total Derivatives, subject to an ISDA Master Agreement	4,147	3,993	154
Other financial instruments	3,964	—	3,964
Other invested assets	$8,111	$3,993	$4,118
Total Derivatives, not subject to an ISDA Master Agreement(4)	$5	$—	$5
LIABILITIES(2)
Description
Derivatives:
Equity contracts	$1,660	$1,660	$—
Interest rate contracts	193	193	—
Credit contracts	3	3	—
Currency	10	10	—
Collateral	2,123	2,123	—
Margin	4	4	—
Total Derivatives, subject to an ISDA Master Agreement	3,993	3,993	—
Other financial liabilities	4,053	—	4,053
Other liabilities	$8,046	$3,993	$4,053
Securities sold under agreement to repurchase(3)	$1,882	$—	$1,882

(1)	Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.

(2)	Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.

(3)	Excludes expense of $5 million included in Securities sold under agreements to repurchase on the consolidated balance sheets.

(4)	This amount is reflected in Other assets.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents information about the Company’s gross collateral amounts that are not offset in the consolidated balance sheet at December 31, 2017.
Collateral Amounts Offset in the Consolidated Balance Sheets
At December 31, 2017

	Net Amounts Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amounts
	(in millions)
Assets(1)
Total Derivatives	$2,253	$—	$(2,099)	$154
Other financial assets	3,964	—	—	3,964
Other invested assets	$6,217	$—	$(2,099)	$4,118
Liabilities:(2)
Other financial liabilities	$4,053	$—	$—	$4,053
Other liabilities	$4,053	$—	$—	$4,053
Securities sold under agreement to repurchase(3)(4)(5)	$1,882	$(1,988)	$(21)	$(127)

(1)	Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.

(2)	Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.

(3)	Excludes expense of $5 million in securities sold under agreement to repurchase.

(4)	US Treasury and agency securities are in fixed maturities available for sale on consolidated balance sheet.

(5)	Cash is included in cash and cash equivalents on consolidated balance sheet.
The following table presents information about repurchase agreements accounted for as secured borrowings in the consolidated balance sheets at December 31, 2017.
Repurchase Agreement Accounted for as Secured Borrowings

	At December 31, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30–90 days	Greater Than 90 days	Total
	(in millions)
Securities sold under agreement to repurchase(1)
U.S. Treasury and agency securities	$—	$1,882	$—	$—	$1,882
Total	$—	$1,882	$—	$—	$1,882

(1)	Excludes expense of $5 million in securities sold under agreement to repurchase.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4)    CLOSED BLOCK
Summarized financial information for the Company’s Closed Block is as follows:

	March 31, 2018	December 31, 2017
	(in millions)
CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$6,904	$6,958
Policyholder dividend obligation	—	19
Other liabilities	269	271
Total Closed Block liabilities	7,173	7,248
ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value (amortized cost of $3,864 and $3,923)	3,908	4,070
Mortgage loans on real estate	1,837	1,720
Policy loans	772	781
Cash and other invested assets	235	351
Other assets	192	182
Total assets designated to the Closed Block	6,944	7,104
Excess of Closed Block liabilities over assets designated to the Closed Block	229	144
Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of policyholder dividend obligation of $0 and $19	55	138
Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	$284	$282
The Company’s Closed Block revenues and expenses follows:

	Three Months Ended March 31,
	2018	2017
	(in millions)
REVENUES:
Premiums and other income	$51	$54
Net investment income (loss)	73	83
Net investment gains (losses)	1	(15)
Total revenues	125	122
BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	126	151
Other operating costs and expenses	1	—
Total benefits and other deductions	127	151
Net revenues (loss) before income taxes	(2)	(29)
Income tax (expense) benefit	—	10
Net Revenues (Losses)	$(2)	$(19)

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of the Company’s policyholder dividend obligation follows:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Balances, beginning of year	$19	$52
Unrealized investment gains (losses), net of DAC	(19)	(14)
Balances, End of Period	$—	$38

5)    INSURANCE LIABILITIES
A) Variable Annuity Contracts – GMDB, GMIB, GIB and GWBL and Other Features
The Company has certain variable annuity contracts with GMDB, GMIB, GIB and GWBL and other features in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

•
Ratchet: the benefit is the greatest of current account value, premiums paid (adjusted for withdrawals), or the highest account value on any anniversary up to contractually specified ages (adjusted for withdrawals);

•	Roll-Up: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals) accumulated at contractually specified interest rates up to specified ages;

•	Combo: the benefit is the greater of the ratchet benefit or the roll-up benefit, which may include either a five year or an annual reset; or

•	Withdrawal: the withdrawal is guaranteed up to a maximum amount per year for life.
The following table summarizes the direct GMDB and GMIB with no no-lapse guarantee rider (“NLG”) features liabilities, before reinsurance ceded, reflected in the consolidated balance sheets in Future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(in millions)
Balance at January 1, 2018	$4,085	$4,800	$8,885
Paid guarantee benefits	(101)	(32)	(133)
Other changes in reserve	97	(136)	(39)
Balance at March 31, 2018	$4,081	$4,632	$8,713
Balance at January 1, 2017	$3,170	$3,868	$7,038
Paid guarantee benefits	(89)	(32)	(121)
Other changes in reserve	187	1,919	2,106
Balance at March 31, 2017	$3,268	$5,755	$9,023

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the ceded GMDB liabilities, reflected in the consolidated balance sheets in Amounts due from reinsurers:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Balance, beginning of year	$108	$90
Paid guarantee benefits	(5)	(3)
Other changes in reserve	2	2
Balance, End of Period	$105	$89
The following table summarizes the assumed GMDB liabilities, reflected in the consolidated balance sheets in Future policy benefits and other policyholders’ liabilities:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Balance, beginning of year	$95	$121
Paid guarantee benefits	(6)	(5)
Other changes in reserve	(7)	(8)
Balance, End of Period	$82	$108
The liability for the GMxB derivative features liability, the liability for SCS, SIO, MSO and IUL indexed features and the GMIB reinsurance contract asset are considered embedded or freestanding insurance derivatives and are reported at fair value. Summarized in the table below is a summary of the fair value of these liabilities at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(in millions)

GMIBNLG(1)	$3,715	$4,056
SCS, SIO, MSO, IUL indexed features(2)	1,683	1,786
Assumed GMIB reinsurance Contracts(1)	173	194
GWBL/GMWB(1)	121	130
GIB(1)	(36)	(27)
GMAB(1)	4	5
Total embedded and freestanding derivative liabilities	$5,660	$6,144

GMIB reinsurance contract asset(3)	$1,734	$1,894

(1)	Reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

(2)	Reported in Policyholders’ account balances in the consolidated balance sheets.

(3)	Reported in GMIB reinsurance contract asset, at fair value in the consolidated balance sheets.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The March 31, 2018 values for direct variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:
Direct Variable Annuity Contract Values

	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars in millions)
GMDB:
Account values invested in:
General Account	$13,848	$107	$64	$194	$14,213
Separate Accounts	$45,136	$9,319	$3,381	$34,668	$92,504
Net amount at risk, gross	$186	$117	$2,016	$16,388	$18,707
Net amount at risk, net of amounts reinsured	$186	$111	$1,378	$16,388	$18,063
Average attained age of policyholders	51	67	73	68	55
Percentage of policyholders over age 70	9.7%	40.9%	63.7%	47.4%	18.3%
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%
GMIB:
Account values invested in:
General Account	N/A	N/A	$24	$285	$309
Separate Accounts	N/A	N/A	$20,855	$39,604	$60,459
Net amount at risk, gross	N/A	N/A	$883	$6,322	$7,205
Net amount at risk, net of amounts reinsured	N/A	N/A	$268	$5,738	$6,006
Average attained age of policyholders	N/A	N/A	70	69	69
Weighted average years remaining until annuitization	N/A	N/A	1.7	0.7	0.8
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The March 31, 2018 values for assumed variable annuity contracts in force on such date with GMDB and GMIB features are presented in the following table:
Assumed Variable Annuity Contract Values

	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars in millions)
GMDB:
Reinsured Account values	$1,023	$5,849	$302	$1,879	$9,053
Net amount at risk assumed	$7	$314	$24	$321	$666
Average attained age of policyholders	67	72	77	75	72
Percentage of policyholders over age 70	41.4%	60.8%	76.6%	74.2%	61.9%
Range of contractually specified interest rates	N/A	N/A	3%-10%	5%-10%	3%-10%
GMIB:
Reinsured Account values	$978	$52	$277	$1,338	$2,645
Net amount at risk assumed	$2	$—	$38	$215	$255
Average attained age of policyholders	71	74	71	68	70
Percentage of policyholders over age 70	61.6%	63.7%	55.9%	48.1%	54.2%
Range of contractually specified interest rates(1)	N/A	N/A	3.3%-6.5%	6%-6%	3.3%-6.5%

(1)	In general, for policies with the highest contractual interest rate shown (10%), the rate applied only for the first 10 years after issue, which have now elapsed.
B) Separate Account Investments by Investment Category Underlying GMDB and GMIB Features
The total account values of variable annuity contracts with GMDB and GMIB features include amounts allocated to the guaranteed interest option, which is part of the General Account and variable investment options that invest through Separate Accounts in variable insurance trusts. The following table presents the aggregate fair value of assets, by major investment category, held by Separate Accounts that support variable annuity contracts with GMDB and GMIB guarantees. The investment performance of the assets impacts the related account values and, consequently, the net amount of risk associated with the GMDB and GMIB benefits and guarantees. Because variable annuity contracts offer both GMDB and GMIB features, GMDB and GMIB amounts are not mutually exclusive.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Investment in Separate Account Investment Options

	March 31, 2018	December 31, 2017 (1)
	(in millions)
GMDB:
Equity	$40,678	$41,658
Fixed income	5,384	5,469
Balanced	45,485	46,577
Other	957	968
Total	$92,504	$94,672
GMIB:
Equity	$19,156	$19,928
Fixed income	3,074	3,150
Balanced	37,918	38,890
Other	311	318
Total	$60,459	$62,286

(1)
Amounts previously reported were as follows in millions: (a) GMDB: Equity $78,069, Fixed Income $2,234, Balanced $14,084, and Other $283; (b) GMIB: Equity $50,429, Fixed Income $1,568, Balanced $10,165, and Other $124.

C) Hedging Programs for GMDB, GMIB, GIB and Other Features
Beginning in 2003, the Company established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator series of variable annuity products. The program has also been extended to cover other guaranteed benefits as they have been made available. This program utilizes derivative contracts, such as exchange-traded equity, currency and interest rate futures contracts, total return and/or equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the capital markets. At the present time, this program hedges certain economic risks on products sold from 2001 forward, to the extent such risks are not externally reinsured. At March 31, 2018, the total account value and net amount at risk of the hedged variable annuity contracts were $68,663 million and $17,102 million, respectively, with the GMDB feature and $57,781 million and $$7,236 million, respectively, with the GMIB and GIB feature. A hedge program is also used to manage certain capital markets risks associated with the products the Company has assumed that have GMDB and GMIB features. At March 31, 2018, the total account value and net amount at risk of the hedged assumed variable annuity contracts were $9,053 million and $666 million, respectively, with the GMDB feature and $2,645 million and $255 million, respectively, with the GMIB feature.
These programs do not qualify for hedge accounting treatment. Therefore, gains (losses) on the derivatives contracts used in these programs, including current period changes in fair value, are recognized in net investment income (loss) in the period in which they occur, and may contribute to income (loss) volatility.
D) Variable and Interest-Sensitive Life Insurance Policies - NLG
The NLG feature contained in variable and interest-sensitive life insurance policies keeps them in force in situations where the policy value is not sufficient to cover monthly charges then due. The NLG remains in effect so long as the policy meets a contractually specified premium funding test and certain other requirements.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the NLG liabilities reflected in the General Account in Future policy benefits and other policyholders’ liabilities, the related reinsurance reserve ceded, reflected in Amounts due from reinsurers and deferred cost of reinsurance, reflected in Other assets in the Consolidated balance sheets:

Direct Liability(1)
(in millions)
Balance at January 1, 2018	$686
Paid Guaranteed Benefits	(8)
Other changes in reserves	26
Balance at March 31, 2018	$704
Balance at January 1, 2017	$1,307
Other changes in reserves	4
Balance at March 31, 2017	$1,311
(1)    There were no amounts of reinsurance ceded in any period presented.

6)    REINSURANCE AGREEMENTS
Effective February 1, 2018, AXA Equitable Life entered into a coinsurance reinsurance agreement (the “Coinsurance Agreement”) to cede 90% of its single premium deferred annuities (SPDA) products issued between 1978-2001 and its Guaranteed Growth Annuity (GGA) single premium deferred annuity products issued between 2001-2014. As a result of this agreement, AXA Equitable Life transferred securities with a market value of $604 million and cash of $31 million to equal the statutory reserves of approximately $635 million. As the risks transferred by AXA Equitable Life to the reinsurer under the Coinsurance Agreement are not considered insurance risks and therefore do not qualify for reinsurance accounting, AXA Equitable Life applied deposit accounting. Accordingly, AXA Equitable Life recorded the transferred assets of $635 million as a deposit asset recorded in Other assets, net of the ceding commissions paid to the reinsurer.
7)    FAIR VALUE DISCLOSURES
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The accounting guidance established a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value, and identifies three levels of inputs that may be used to measure fair value:
Level 1    Unadjusted quoted prices for identical instruments in active markets. Level 1 fair values generally are supported by market transactions that occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2    Observable inputs other than Level 1 prices, such as quoted prices for similar instruments, quoted prices in markets that are not active, and inputs to model-derived valuations that are directly observable or can be corroborated by observable market data.
Level 3    Unobservable inputs supported by little or no market activity and often requiring significant management judgment or estimation, such as an entity’s own assumptions about the cash flows or other significant components of value that market participants would use in pricing the asset or liability.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company uses unadjusted quoted market prices to measure the fair value of instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are measured using present value or other valuation techniques. The fair value determinations are made at a specific point in time, based on available market information and judgments about the financial instrument, including estimates of the timing and amount of expected future cash flows and the credit standing of counterparties. Such adjustments do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value cannot be substantiated by direct comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.
Management is responsible for the determination of the value of investments carried at fair value and the supporting methodologies and assumptions. Under the terms of various service agreements, the Company often utilizes independent valuation service providers to gather, analyze, and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual securities. These independent valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of widely accepted valuation models, provide a single fair value measurement for individual securities for which a fair value has been requested. As further described below with respect to specific asset classes, these inputs include, but are not limited to, market prices for recent trades and transactions in comparable securities, benchmark yields, interest rate yield curves, credit spreads, quoted prices for similar securities, and other market-observable information, as applicable. Specific attributes of the security being valued also are considered, including its term, interest rate, credit rating, industry sector, and when applicable, collateral quality and other security- or issuer-specific information. When insufficient market observable information is available upon which to measure fair value, the Company either will request brokers knowledgeable about these securities to provide a non-binding quote or will employ internal valuation models. Fair values received from independent valuation service providers and brokers and those internally modeled or otherwise estimated are assessed for reasonableness.
Assets and liabilities measured at fair value on a recurring basis are summarized below. At March 31, 2018 and December 31, 2017, no assets were required to be measured at fair value on a non-recurring basis. Fair value measurements are required on a non-recurring basis for certain assets, including goodwill and mortgage loans on real estate, only when an OTTI or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy. The Company recognizes transfers between valuation levels at the beginning of the reporting period.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value Measurements at March 31, 2018

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments
Fixed maturities, available-for-sale:
Public Corporate	$—	$18,581	$135	$18,716
Private Corporate	—	6,286	1,118	7,404
U.S. Treasury, government and agency	—	14,653	—	14,653
States and political subdivisions	—	438	39	477
Foreign governments	—	419	—	419
Residential mortgage-backed(1)	—	627	—	627
Asset-backed(2)	—	135	540	675
Redeemable preferred stock	180	333	—	513
Subtotal	180	41,472	1,832	43,484
Other equity investments	13	—	34	47
Trading securities	448	14,427	44	14,919
Other invested assets:
Short-term investments	—	854	—	854
Assets of consolidated VIEs/VOEs	1,691	291	32	2,014
Swaps	—	356	—	356
Credit Default Swaps	—	29	—	29
Options	—	1,939	—	1,939
Subtotal	1,691	3,469	32	5,192
Cash equivalents	4,894	—	—	4,894
Segregated securities	—	1,025	—	1,025
GMIB reinsurance contract asset	—	—	1,734	1,734
Separate Accounts’ assets	118,466	2,845	357	121,668
Total Assets	$125,692	$63,238	$4,033	$192,963
Liabilities
Other invested liabilities
GMxB derivative features’ liability	$—	$—	$3,977	$3,977
SCS, SIO, MSO and IUL indexed features’ liability	—	1,683	—	1,683
Liabilities of consolidated VIEs/VOEs	1,190	18	—	1,208
Contingent payment arrangements	—	—	14	14
Total Liabilities	$1,190	$1,701	$3,991	$6,882

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value Measurements at December 31, 2017

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments
Fixed maturities, available-for-sale:
Public Corporate	$—	$17,906	$48	$17,954
Private Corporate	—	6,390	1,102	7,492
U.S. Treasury, government and agency	—	18,508	—	18,508
States and political subdivisions	—	449	40	489
Foreign governments	—	419	—	419
Residential mortgage-backed(1)	—	818	—	818
Asset-backed(2)	—	208	541	749
Redeemable preferred stock	184	327	1	512
Subtotal	184	45,025	1,732	46,941
Other equity investments	13	—	34	47
Trading securities	485	13,647	38	14,170
Other invested assets:
Short-term investments	—	1,730	—	1,730
Assets of consolidated VIEs/VOEs	1,060	215	27	1,302
Swaps	—	222	—	222
Credit Default Swaps	—	33	—	33
Futures	(2)	—	—	(2)
Foreign currency contract(3)	—	5	—	5
Options	—	1,999	—	1,999
Subtotal	1,058	4,204	27	5,289
Cash equivalents	3,608	—	—	3,608
Segregated securities	—	825	—	825
GMIB reinsurance contract asset	—	—	1,894	1,894
Separate Accounts’ assets	121,000	2,997	349	124,346
Total Assets	$126,348	$66,698	$4,074	$197,120
Liabilities
Other invested liabilities
GMxB derivative features’ liability	$—	$—	$4,358	$4,358
SCS, SIO, MSO and IUL indexed features’ liability	—	1,786	—	1,786
Liabilities of consolidated VIEs/VOEs	670	22	—	692
Contingent payment arrangements	—	—	15	15
Total Liabilities	$670	$1,808	$4,373	$6,851

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

(3)	Reported in Other assets in the consolidated balance sheets.

At March 31, 2018 and December 31, 2017, respectively, the fair value of public fixed maturities is approximately $35,131 million and $38,762 million or approximately 18.5% and 20.0% of the Company’s total assets measured at fair value on a recurring basis (excluding GMIB reinsurance contracts and segregated securities measured at fair value

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

on a recurring basis). The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent valuation service providers and for which the Company maintains a vendor hierarchy by asset type based on historical pricing experience and vendor expertise. Although each security generally is priced by multiple independent valuation service providers, the Company ultimately uses the price received from the independent valuation service provider highest in the vendor hierarchy based on the respective asset type, with limited exception. To validate reasonableness, prices also are internally reviewed by those with relevant expertise through comparison with directly observed recent market trades. Consistent with the fair value hierarchy, public fixed maturity securities validated in this manner generally are reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the security in a manner agreed as more consistent with current market observations, the security remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.
At March 31, 2018 and December 31, 2017, respectively, the fair value of private fixed maturities is approximately $8,353 million and $8,179 million or approximately 4.4% and 4.2% of the Company’s total assets measured at fair value on a recurring basis. The fair values of the Company’s private fixed maturities are determined from prices obtained from independent valuation service providers. Prices not obtained from an independent valuation service provider are determined by using a discounted cash flow model or a market comparable company valuation technique. In certain cases, these models use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model or a market comparable company valuation technique may also incorporate unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. To the extent management determines that such unobservable inputs are significant to the fair value measurement of a security, a Level 3 classification generally is made.
As disclosed in Note 3, at March 31, 2018 and December 31, 2017, respectively, the net fair value of freestanding derivative positions is approximately 44.8% and 42.9% of Other invested assets measured at fair value on a recurring basis, with a value of $2,324 million and $2,258 million. The fair values of the Company’s derivative positions are generally based on prices obtained either from independent valuation service providers or derived by applying market inputs from recognized vendors into industry standard pricing models. The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2. The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves, including overnight index swap (“OIS”) curves, and volatility factors, which then are applied to value the positions. The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the derivative instrument in a manner agreed as more consistent with current market observations, the position remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.
At March 31, 2018 and December 31, 2017, respectively, investments classified as Level 1 comprise approximately 66.1% and 64.9% of assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, trading securities, cash equivalents and Separate Account assets. Fair value measurements classified as Level 1

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts. Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.
At March 31, 2018 and December 31, 2017, respectively, investments classified as Level 2 comprise approximately 32.7% and 34.0% of assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as public and private fixed maturities. As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. Segregated securities classified as Level 2 are U.S. Treasury bills segregated by AB in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.
Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, issuer spreads, benchmark securities and other reference data. Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities. At March 31, 2018 and December 31, 2017, respectively, approximately $641 million and $875 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2 for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.
Certain Company products such as the SCS and EQUI-VEST variable annuity product, and in the MSO fund available in some life contracts offer investment options which permit the contract owner to participate in the performance of an index, ETF or commodity price. These investment options, which depending on the product and on the index selected can currently have 1, 3, 5, or 6 year terms, provide for participation in the performance of specified indices, ETF or commodity price movement up to a segment-specific declared maximum rate. Under certain conditions that vary by product, e.g. holding these segments for the full term, these segments also shield policyholders from some or all negative investment performance associated with these indices, ETF or commodity prices. These investment options have defined formulaic liability amounts, and the current values of the option component of these segment reserves are accounted for as Level 2 embedded derivatives. The fair values of these embedded derivatives are based on data obtained from independent valuation service providers.
At March 31, 2018 and December 31, 2017, respectively, investments classified as Level 3 comprise approximately 1.2% and 1.1% of assets measured at fair value on a recurring basis and primarily include corporate debt securities, such as private fixed maturities. Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement. Included in the Level 3 classification at March 31, 2018 and December 31, 2017, respectively, were approximately $95 million and $97 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data. The Company applies various due diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security. In addition, approximately $540 million and $598 million of mortgage- and asset-backed securities are classified as Level 3 at March 31, 2018 and December 31, 2017, respectively.
The Company also issues certain benefits on its variable annuity products that are accounted for as derivatives and are also considered Level 3. The GMIBNLG feature allows the policyholder to receive guaranteed minimum lifetime annuity payments based on predetermined annuity purchase rates applied to the contract’s benefit base if and when the contract account value is depleted and the NLG feature is activated. The GMWB feature allows the policyholder to withdraw at minimum, over the life of the contract, an amount based on the contract’s benefit base.  The GWBL feature allows the policyholder to withdraw, each year for the life of the contract, a specified annual percentage of an amount

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

based on the contract’s benefit base.  The GMAB feature increases the contract account value at the end of a specified period to a GMAB base.  The GIB feature provides a lifetime annuity based on predetermined annuity purchase rates if and when the contract account value is depleted. This lifetime annuity is based on predetermined annuity purchase rates applied to a GIB base.
Level 3 also includes the GMIB reinsurance contract asset’s which are accounted for as derivative contracts.  The GMIB reinsurance contract asset and liabilities’ fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while GMxB derivative features liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins and nonperformance risk, attributable to GMxB derivative features’ liability over a range of market-consistent economic scenarios.
The valuations of the GMIB reinsurance contract asset and GMxB derivative features liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity separate account funds. The credit risks of the counterparty and of the Company are considered in determining the fair values of its GMIB reinsurance contract asset and GMxB derivative features liability positions, respectively, after taking into account the effects of collateral arrangements. Incremental adjustment to the swap curve for non-performance risk is made to the fair values of the GMIB reinsurance contract asset and liabilities and GMIBNLG feature to reflect the claims-paying ratings of counterparties and the Company. Equity and fixed income volatilities were modeled to reflect current market volatilities. Due to the unique, long duration of the GMIBNLG feature, adjustments were made to the equity volatilities to remove the illiquidity bias associated with the longer tenors and risk margins were applied to the non-capital markets inputs to the GMIBNLG valuations.
After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $12 million and $8 million at March 31, 2018 and December 31, 2017, respectively, to recognize incremental counterparty non-performance risk and reduced the fair value of its GMIB reinsurance contract liabilities by $24 million and $24 million at March 31, 2018 and December 31, 2017, respectively to recognize its own incremental non-performance risk.
Lapse rates are adjusted at the contract level based on a comparison of the actuarially calculated guaranteed values and the current policyholder account value, which include other factors such as considering surrender charges. Generally, lapse rates are assumed to be lower in periods when a surrender charge applies. A dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value as in the money contracts are less likely to lapse. For valuing the embedded derivative, lapse rates vary throughout the period over which cash flows are projected.
The Company’s Level 3 liabilities include contingent payment arrangements associated with acquisitions in 2010, 2013, 2014 and 2016 by AB. At each reporting date, AB estimates the fair values of the contingent consideration expected to be paid based upon probability-weighted AUM and revenue projections, using unobservable market data inputs, which are included in Level 3 of the valuation hierarchy. The Company’s Level 3 liabilities also include contingent payment arrangements associated with a Renewal Rights Agreement (the “Renewal Rights Agreement”) that transitions certain group employee benefits policies beginning January 1, 2017 from an insurer exiting such business to MONY Life Insurance Company of America (“MLOA”). The fair value of the contingent payments liability associated with this transaction is measured and adjusted each reporting period through final settlement using projected premiums from these policies, net of potential surrenders and terminations, and applying a risk-adjusted discount factor (7.0% at March 31, 2018) to the resulting cash flows.
As of March 31, 2018 and December 31, 2017, the Company’s consolidated VIEs/VOEs hold $32 million and $27 million, respectively of investments that are classified as Level 3 primarily consist of corporate bonds that are vendor priced with no ratings available, bank loans, non-agency collateralized mortgage obligations and asset-backed securities.
In the first three months of 2018, AFS fixed maturities with fair values of $16 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $67 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.5% of total equity at March 31, 2018.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In the first three months of 2017, $0 million AFS fixed maturities were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $24 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.2% of total equity at March 31, 2017.

The table below presents a reconciliation for all Level 3 assets and liabilities for the three months ended March 31, 2018 and 2017, respectively:
Level 3 Instruments
Fair Value Measurements

	Corporate	State and Political Sub- divisions	Commercial Mortgage- backed	Asset- backed
	(in millions)
Balance, January 1, 2018	$1,150	$40	$—	$541
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	1	—	—	—
Investment gains (losses), net	—	—	—	—
Subtotal	1	—	—	—
Other comprehensive income (loss)	(21)	(1)	—	—
Purchases	189	—	—	—
Sales	(117)	—	—	(1)
Settlements	—	—	—	—
Transfers into Level 3(1)	67	—	—	—
Transfers out of Level 3(1)	(16)	—	—	—
Balance, March 31, 2018	$1,253	$39	$—	$540
Balance, January 1, 2017	$857	$42	$373	$120
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	1	—	—	—
Investment gains (losses), net	—	—	(23)	—
Subtotal	1	—	(23)	—
Other comprehensive income (loss)	45	—	25	5
Purchases	171	—	—	195
Sales	(67)	—	(35)	(3)
Transfers into Level 3(1)	18	—	—	6
Transfers out of Level 3(1)	—	—	—	—
Balance, March 31, 2017	$1,025	$42	$340	$323

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Redeemable Preferred Stock	Other Equity Investments(2)	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB derivative features liability	Contingent Payment Arrangement
	(in millions)
Balance, January 1, 2018	$1	$99	$1,894	$349	$(4,358)	$(15)
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	—	—	7	—	—
Net derivative gains (losses)	—	—	(159)	—	460	—
Subtotal	—	—	(159)	7	460	—
Other comprehensive income (loss)	—	1	—	—	—	—
Purchases(2)	—	4	10	3	(84)	—
Sales(3)	(1)	—	(11)	(1)	5	—
Settlements(4)	—	—	—	(1)	—	1
Activity related to consolidated VIEs	—	1	—	—	—	—
Transfers into Level 3(1)	—	5	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—	—	—
Balance, March 31, 2018	$—	$110	$1,734	$357	$(3,977)	$(14)
Balance, January 1, 2017	$1	$88	$1,735	$313	$(5,580)	$(25)
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	(9)	—	10	—	—
Net derivative gains (losses)	—	—	(71)		507	—
Subtotal	—	(9)	(71)	10	507	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases(2)	—	4	9	3	(81)	—
Sales(3)	—	(1)	(14)	(1)	8	—
Settlements(4)	—		—	(1)	—	1
Activity related to consolidated VIEs	—	(9)	—	—	—	—
Transfers into Level 3(1)	—	1	—	1	—	—
Transfers out of Level 3(1)	—		—	—	—	—
Balance, March 31, 2017	$1	$74	$1,659	$325	$(5,146)	$(24)

(1)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	For the GMIB reinsurance contract asset, and GMxB derivative features liability, represents attributed fee.

(3)	For the GMIB reinsurance contract asset, represents recoveries from reinsurers and for GMxB derivative features liability represents benefits paid.

(4)	For contingent payment arrangements, it represents payments under the arrangement.

The table below details changes in unrealized gains (losses) for the three months ended March 31, 2018 and 2017 by category for Level 3 assets and liabilities still held at March 31, 2018 and 2017, respectively:

	Income (Loss)
	Investment Gains (Losses), Net	Net Derivative Gains (losses)	OCI
	(in millions)
Level 3 Instruments
First Quarter of 2018
Held at March 31, 2018:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$(19)
State and political subdivisions	—	—	(1)
Asset-backed	—	—	—
Subtotal	$—	$—	$(20)
GMIB reinsurance contracts	—	(159)	—
Separate Accounts’ assets(1)	7	—	—
GMxB derivative features’ liability	—	460	—
Total	$7	$301	$(20)
Level 3 Instruments
First Quarter of 2017
Held at March 31, 2017:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$45
Commercial mortgage-backed	—	—	13
Asset-backed	—	—	5
Subtotal	$—	$—	$63
GMIB reinsurance contracts	—	(71)	—
Separate Accounts’ assets(1)	10	—	—
GMxB derivative features’ liability	—	507	—
Total	$10	$436	$63

(1)	There is an investment expense that offsets this investment gain (loss).

The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of March 31, 2018 and December 31, 2017, respectively.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Quantitative Information about Level 3 Fair Value Measurements
March 31, 2018

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$52	Matrix pricing model	Spread over the industry-Specific benchmark yield curve	0 - 565 bps	112 bps
	788	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	6.2x - 30.7x 7.2% - 17.0% 9.0x - 17.7x	13x 11.3% 13.1x
Other equity investments	38	Discounted cash flow	Earnings Multiple Discounts factor Discount years	10.8x 10.0% 12
Separate Accounts’ assets	332	Third party appraisal	Capitalization Rate Exit capitalization Rate Discount Rate	4.6% 5.6% 6.6%
	1	Discounted cash flow	Spread over U.S. Treasury curve Discount factor	228 bps 4.624%
GMIB reinsurance contract asset	1,734	Discounted cash flow	Lapse Rates Withdrawal Rates Utilization Rates Non-performance risk Volatility rates - Equity	1% - 6.27% 0.63% -13.94% 0% - 16% 6 - 14 bps 11%-30%
Liabilities:
GMIBNLG	3,715	Discounted cash flow	Non-performance risk Lapse Rates Withdrawal Rates Annuitization NLG Forfeiture Rates Long-term equity Volatility	1.0% 0.8% - 26.2% 0.0% - 12.4% 0.0% - 16.0% 0.55% - 2.1% 20.0%
Assumed GMIB Reinsurance Contracts	173	Discounted cash flow	Lapse Rates Withdrawal Rates (Age 0-85) Withdrawal Rates (Age 86+) Utilization Rates Non-performance risk Volatility rates - Equity	1.1% - 13.3% 0.7% - 22.2% 1.3% - 100% 0% - 30% 1.47% 11%-30%
GWBL/GMWB	121	Discounted cash flow	Lapse Rates Withdrawal Rates Utilization Rates Volatility rates - Equity	0.5%-5.7% 0.0%-7.0% 100% after delay 11%-30%
GIB	(36)	Discounted cash flow	Lapse Rates Withdrawal Rates Utilization Rates Volatility rates - Equity	0.5%-5.7% 0%-8% 0% - 16% 11%-30%
GMAB	4	Discounted cash flow	Lapse Rates Volatility rates - Equity	0.5%-11.0% 11%-30%

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Quantitative Information about Level 3 Fair Value Measurements
December 31, 2017

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$53	Matrix pricing model	Spread over the industry-specific benchmark yield curve	0 bps-565 bps	125 bps
	789	Market comparable companies	EBITDA multiples Discount Rate Cash flow Multiples	5.3x-27.9x 7.2% - 17.0% 9.0x - 17.7x	12.9x 11.1% 13.1x
Other equity investments	38	Discounted cash flow	Earnings Multiple Discounts factor Discount years	10.8x 10.0% 12
Separate Accounts’ assets	326	Third party appraisal	Capitalization Rate Exit capitalization Rate Discount Rate	4.6% 5.6% 6.6%
	1	Discounted cash flow	Spread over U.S. Treasury curve Discount factor	243 bps 4.409%
GMIB reinsurance contract asset	1,894	Discounted Cash flow	Lapse Rates Withdrawal Rates Utilization Rates Non-performance risk Volatility rates - Equity	1.0% - 6.3% 0.0% - 8.0% 0.0% - 16.0% 5bps - 10bps 9.9% - 30.9%
Liabilities:
GMIBNLG	4,056	Discounted cash flow	Non-performance risk Lapse Rates Withdrawal Rates Utilization Rates NLG Forfeiture Rates Long -term Equity Volatility	1.0% 0.8% - 26.2% 0.0% - 12.4% 0.0% - 16.0% 0.55% - 2.1% 20.0%
Assumed GMIB Reinsurance Contracts	194	Discounted cash flow	Lapse Rates Withdrawal Rates (Age 0-85) Withdrawal Rates (Age 86+) Utilization Rates Non-performance risk Volatility rates - Equity	1.1% - 13.3% 0.7% - 22.2% 1.3% - 100% 0 - 30% 1.3% 9.9% - 30.9%
GWBL/GMWB	130	Discounted cash flow	Lapse Rates Withdrawal Rates Utilization Rates Volatility rates - Equity	0.9% - 5.7% 0.0% - 7.0% 100% after delay 9.9% - 30.9%
GIB	(27)	Discounted cash flow	Lapse Rates Withdrawal Rates Utilization Rates Volatility rates - Equity	0.9% - 5.7% 0.0% - 7.0% 0.0% - 16.0% 9.9% - 30.9%
GMAB	5	Discounted cash flow	Lapse Rates Volatility rates - Equity	0.5% - 11.0% 9.9% - 30.9%

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Excluded from the tables above at March 31, 2018 and December 31, 2017, respectively, are approximately $1,087 million and $948 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. The fair value measurements of these Level 3 investments comprise approximately 47.3% and 44.0% of total assets classified as Level 3 and represent only 0.6% and 0.5% of total assets measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017, respectively. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
Included in the tables above at March 31, 2018 and December 31, 2017, respectively, are approximately $840 million and $842 million fair value of loans classified as Level 3. The fair value of private placement securities is determined by application of a matrix pricing model or a market comparable company value technique, representing approximately 67.0% and 73.2% of the total fair value of Level 3 securities in the corporate fixed maturities asset class. The significant unobservable input to the matrix pricing model valuation technique is the spread over the industry-specific benchmark yield curve. Generally, an increase or decrease in spreads would lead to directionally inverse movement in the fair value measurements of these securities. The significant unobservable input to the market comparable company valuation technique is the discount rate. Generally, a significant increase (decrease) in the discount rate would result in significantly lower (higher) fair value measurements of these securities.
Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above at March 31, 2018 and December 31, 2017, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. Included in the tables above at March 31, 2018 and December 31, 2017, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would result in significantly lower (higher) fair value measurements.
Included in other equity investments classified as Level 3 are reporting entities’ venture capital securities in the Technology, Media and Telecommunications industries. The fair value measurements of these securities include significant unobservable inputs including an enterprise value to revenue multiples and a discount rate to account for liquidity and various risk factors. Significant increases (decreases) in the enterprise value to revenue multiple inputs in isolation would result in a significantly higher (lower) fair value measurement. Significant increases (decreases) in the discount rate would result in a significantly lower (higher) fair value measurement.
Separate Account assets classified as Level 3 in the table at March 31, 2018 and December 31, 2017, primarily consist of a private real estate fund with a fair value of approximately $332 million and $326 million and mortgage loans with fair value of approximately $1 million and $1 million, respectively. A third party appraisal valuation technique is used to measure the fair value of the private real estate investment fund, including consideration of observable replacement cost and sales comparisons for the underlying commercial properties, as well as the results from applying a discounted cash flow approach. Significant increase (decrease) in isolation in the capitalization rate and exit capitalization rate assumptions used in the discounted cash flow approach to the appraisal value would result in a higher (lower) measure of fair value. With respect to the fair value measurement of mortgage loans a discounted cash flow approach is applied, a significant increase (decrease) in the assumed spread over U.S. Treasury securities would produce a lower (higher) fair value measurement. Changes in the discount rate or factor used in the valuation techniques to determine the fair values of these private equity investments and mortgage loans generally are not correlated to changes in the other significant unobservable inputs. Significant increase (decrease) in isolation in the discount rate or factor would result in significantly lower (higher) fair value measurements. The remaining Separate Account investments classified as Level

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3 excluded from the table consist of mortgage- and asset-backed securities with fair values of approximately $15 million and $9 million at March 31, 2018 and $14 million and $8 million at December 31, 2017, respectively. These fair value measurements are determined using substantially the same valuation techniques as earlier described above for the Company’s General Account investments in these securities.
Significant unobservable inputs with respect to the fair value measurement of the Level 3 GMIB reinsurance contract asset and the Level 3 liabilities identified in the table above are developed using the Company data. Validations of unobservable inputs are performed to the extent the Company has experience. When an input is changed the model is updated and the results of each step of the model are analyzed for reasonableness.
The significant unobservable inputs used in the fair value measurement of the Company’s GMIB reinsurance contract asset are lapse rates, withdrawal rates and GMIB utilization rates. Significant increases in GMIB utilization rates or decreases in lapse or withdrawal rates in isolation would tend to increase the GMIB reinsurance contract asset.
Fair value measurement of the GMIB reinsurance contract asset and liabilities includes dynamic lapse and GMIB utilization assumptions whereby projected contractual lapses and GMIB utilization reflect the projected net amount of risks of the contract. As the net amount of risk of a contract increases, the assumed lapse rate decreases and the GMIB utilization increases. Increases in volatility would increase the asset and liabilities.
The significant unobservable inputs used in the fair value measurement of the Company’s GMIBNLG liability are lapse rates, withdrawal rates, GMIB utilization rates, adjustment for Non-performance risk and NLG forfeiture rates.  NLG forfeiture rates are caused by excess withdrawals above the annual GMIB accrual rate that cause the NLG to expire.   Significant decreases in lapse rates, NLG forfeiture rates, adjustment for non-performance risk and GMIB utilization rates would tend to increase the GMIBNLG liability, while decreases in withdrawal rates and volatility rates would tend to decrease the GMIBNLG liability.
The significant unobservable inputs used in the fair value measurement of the Company’s GMWB and GWBL liability are lapse rates and withdrawal rates. Significant increases in withdrawal rates or decreases in lapse rates in isolation would tend to increase these liabilities. Increases in volatility would increase these liabilities.
During 2017, AB made the final contingent consideration payment relating to its 2014 acquisition and recorded a change in estimate and wrote off the remaining contingent consideration payable relating to its 2010 acquisition. As of March 31, 2018 and December 31, 2017, one acquisition-related contingent consideration liability of $11 million remains relating to AB’s 2016 acquisition, which was valued using a revenue growth rate of 31.0% and a discount rate ranging from 1.4% to 2.3%.
The MLOA contingent payment arrangements associated with the Renewal Rights Agreement (with a fair value of $3 million as of March 31, 2018 is measured using projected premiums from these policies, net of potential surrenders and terminations, and applying a risk-adjusted discount factor (7% at March 31, 2018) to the resulting cash flows.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying values and fair values at March 31, 2018 and December 31, 2017 for financial instruments not otherwise disclosed in Note 3 are presented in the table below. Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts, limited partnerships accounted for under the equity method and pension and other postretirement obligations.

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
March 31, 2018:
Mortgage loans on real estate	$11,333	$—	$—	$11,128	$11,128
Loans to affiliates	885	—	885	—	885
Policyholders’ liabilities: Investment contracts	2,222	—	—	2,283	2,283
FHLBNY Funding Agreements	3,014	—	2,962	—	2,962
Short term and long-term debt	2,373	—	2,449	—	2,449
Loans from affiliates	2,530	—	2,530	—	2,530
Policy loans	3,776	—	—	4,330	4,330
Separate Account Liabilities	7,647	—	—	7,647	7,647
December 31, 2017:
Mortgage loans on real estate	$10,952	$—	$—	$10,912	$10,912
Loans to affiliates	1,230	—	1,230	—	1,230
Policyholders’ liabilities: Investment contracts	2,224	—	—	2,329	2,329
FHLBNY Funding Agreements	3,014	—	3,020	—	3,020
Short term and long-term debt	2,408	—	2,500	—	2,500
Loans from affiliates	3,622	—	3,622	—	3,622
Policy loans	3,819	—	—	4,754	4,754
Separate Account Liabilities	7,537	—	—	7,537	7,537
Fair values for commercial and agricultural mortgage loans on real estate are measured by discounting future contractual cash flows to be received on the mortgage loan using interest rates at which loans with similar characteristics and credit quality would be made. The discount rate is derived from taking the appropriate U.S. Treasury rate with a like term to the remaining term of the loan and adding a spread reflective of the risk premium associated with the specific loan. Fair values for mortgage loans anticipated to be foreclosed and problem mortgage loans are limited to the fair value of the underlying collateral, if lower.
Fair values for the Company’s long-term debt related to real estate joint ventures are determined by a third party appraisal and assessed for reasonableness. The Company’s short-term debt primarily includes commercial paper with short term maturities and book value approximates fair value. The fair values of the Company’s borrowing and lending arrangements with AXA affiliated entities are determined in the same manner as for such transactions with third parties, including matrix pricing models for debt securities and discounted cash flow analysis for mortgage loans.
The fair value of policy loans is calculated by discounting expected cash flows based upon the U.S. treasury yield curve and historical loan repayment patterns.
Fair values for FHLBNY funding agreements are determined from a matrix pricing model and are internally assessed for reasonableness. The matrix pricing model for FHLBNY funding agreements utilizes an independently sourced U.S. Treasury curve which is separately sourced from the Barclays’ suite of curves.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The fair values for the Company’s association plans contracts, supplementary contracts not involving life contingencies (“SCNILC”), deferred annuities and certain annuities, which are included in Policyholders’ account balances and liabilities for investment contracts with fund investments in Separate Accounts are estimated using projected cash flows discounted at rates reflecting current market rates. Significant unobservable inputs reflected in the cash flows include lapse rates and withdrawal rates. Incremental adjustments may be made to the fair value to reflect non-performance risk. Certain other products such as Access Accounts and Escrow Shield Plus product reserves are held at book value.

8)    REVENUE RECOGNITION
See Note 2, Significant Accounting Policies, Revenue Recognition, for descriptions of revenues presented in the table below and subject to contracts with customers determined to be in-scope of the new guidance.
The table below presents the revenues recognized during the three months ended March 31, 2018 and 2017, disaggregated by category:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Investment management, advisory and service fees:
Base fees	$724	$643
Performance-based fees	6	6
Research services	114	113
Distribution services	180	166
Other revenues:
Shareholder services	20	18
Other	6	4
Total investment management and service fees	$1,050	$950

Other income	$112	$101

9)    EMPLOYEE BENEFIT PLANS
AXA Financial and AXA Equitable Life Plans
AXA Equitable Life sponsors the AXA Equitable 401(k) Plan, a qualified defined contribution plan for eligible employees and financial professionals. The plan provides for both a company contribution and a discretionary profit-sharing contribution. Expenses associated with this 401(k) Plan were $9 million and $7 million in the three months ended March 31, 2018 and 2017, respectively.
AXA Financial sponsors the MONY Life Retirement Income Security Plan for Employees and AXA Equitable Life sponsors the AXA Equitable Retirement Plan (the “AXA Equitable Life QP”), both of which are frozen qualified defined benefit plans covering eligible employees and financial professionals. These pension plans are non-contributory and their benefits are generally based on a cash balance formula and/or, for certain participants, years of service and average earnings over a specified period in the plans. AXA Financial and AXA Equitable Life also sponsor certain nonqualified defined benefit plans.
On March 13, 2018, the Company signed a binding agreement with a third party insurer to purchase two single premium, non-participating group annuity contracts with the intent of settling certain retiree liabilities under the MONY Life Retirement Income Security Plan for Employees and the AXA Equitable QP.  Payment of the preliminary contribution amounts for the group annuity contracts was funded from plan assets on March 20, 2018, securing the third party insurer’s irrevocable assumption of certain benefits obligations and commitment to issue the group annuity contracts.  The annuity purchase transaction and consequent transfer of approximately $254 million of the plans’ obligations to retirees or 10% of the aggregate pension benefit obligations resulted in a partial settlement of the plans. Following remeasurement of the plans’ assets and obligations on March 20, 2018, as required in the event of an accounting settlement, the Company recognized a pre-tax settlement loss of approximately $100 million, largely attributable to recognition of a pro-rata portion of the plans’ unamortized net actuarial losses accumulated in other comprehensive income.
AB
AB maintains the Profit Sharing Plan for Employees of AB, a tax-qualified retirement plan for U.S. employees. Employer contributions under this plan are discretionary and generally are limited to the amount deductible for Federal income tax purposes.
AB also maintains a qualified, non-contributory, defined benefit retirement plan covering current and former employees who were employed by AB in the United States prior to October 2, 2000 (the “AB Plan”). Benefits under the AB Plan are based on years of credited service and average final base salary. Service and compensation after December 31, 2008 are not taken into account in determining participants’ retirement benefits.
In the three months ended March 31, 2018, a $5 million cash contribution was made by AB to the AB Plan. Based on the funded status of the AB plan at March 31, 2018, no minimum contribution is required to be made in 2018 under ERISA, as amended by the Pension Act, but management is currently evaluating if it will make contributions for the remainder of 2018.
Funding Policy
The Company’s funding policy for its qualified pension plans is to satisfy its funding obligations each year in an amount not less than the minimum required by the ERISA, as amended by the Pension Act, and not greater than the maximum it can deduct for Federal income tax purposes.

Components of certain benefit costs for the Company were as follows:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Net Periodic Pension Expense:
(Qualified and Non-qualified Plans)
Service cost	$2	$3
Interest cost	25	26
Expected return on assets	(45)	(43)
Net amortization	29	32
Partial settlement	100	—
Total	$111	$18
Net Postretirement Benefits Costs:
Service cost	$—	$—
Interest cost	4	4
Net amortization	2	2
Total	$6	$6
Net Postemployment Benefits Costs:
Service cost	$1	$1
Interest cost	—	—
Net amortization	—	—
Total	$1	$1

10)    SHARE-BASED COMPENSATION PROGRAMS
AXA and the Company sponsor various share-based compensation plans for eligible employees, financial professionals and non-officer directors of Holdings and its subsidiaries. AB also sponsors its own equity compensation plan for certain of its employees.
Compensation costs for the three months ended March 31, 2018 and 2017 for share-based payment arrangements as further described herein are as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Performance Shares	$55	$5,710
Stock Options (Other than AB stock options)	114	19
Restricted Awards	12,484	7,693
Other compensation plans(1)	(904)	293
Total Compensation Expenses	$11,749	$13,715

(1)	Other compensation plans include Restricted Stock and Stock Appreciation Rights.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Performance Shares
Settlement of second tranche of the 2014 Grant in 2018. On March 26, 2018, share distributions totaling approximately $21 million were made to active and former employees of in settlement of 0.8 million Performance Shares earned under the terms of the AXA Performance Share Plan 2014. On April 6, 2018, cash distributions of approximately $6 million were made to active and former financial professionals in settlement of 0.2 million Performance Units earned under the terms of the AXA Advisor Performance Unit Plan 2014.
AB Long-term Incentive Compensation Plans. During the three months ended March 31, 2018 and 2017, respectively, AB purchased 0.1 million and 1.3 million units representing assignments of beneficial ownership of limited partnership interests in AB Holding (“AB Holding Units”) for $2 million and $31 million, respectively (on a trade date basis). There were no open-market purchases during the three months ended March 31, 2018. The three months ended March 31, 2017 amount reflects open-market purchases of 1.2 million AB Holding Units for $28 million, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards.
During the three months ended March 31, 2018 and 2017, AB granted to employees and eligible Directors 1.1 million and 1.1 million restricted Holding awards, respectively. In the three months ended March 31, 2018 and 2017, AB used AB Holding Units repurchased during the period and newly issued AB Holding Units to fund the restricted AB Holding Unit awards.
During the three months ended March 31, 2018 and 2017, AB Holding issued 0.2 million and 0.3 million, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $4 million and $5 million, respectively, received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

11)    INCOME TAXES
Income tax expense for the three months ended March 31, 2018 and 2017 was computed using an estimated annual effective tax rate (“ETR”). The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
The Company adopted revised goodwill impairment guidance in the first quarter of 2017. Income tax expense for the three months ended March 31, 2017 includes an expense of $129 million related to the impairment of non-deductible goodwill.

12)    RELATED PARTY TRANSACTIONS
The Company participates in certain cost sharing and service agreements with AXA and other non-consolidated affiliates, including technology, professional development and investment management agreements. The costs related to the cost sharing and service agreements are allocated based on methods that management believes are reasonable, including a review of the nature of such costs and the activities performed to support each company. There have been no material changes in these service agreements from those disclosed in the 2017 annual financial statements.
In October 2012, AXA Financial issued a note denominated in Euros in the amount of €300 million or $391 million to AXA Belgium S.A. (“AXA Belgium”). This note had an interest rate of Europe Interbank Offered Rate (“EURIBOR”) plus 1.15% and a maturity date of October 23, 2017. Concurrently, AXA Financial entered into a swap with AXA covering the exchange rate on both the interest and principal payments related to this note. The interest rate on the swap was 6-month LIBOR plus 1.475%. In October 2017, the note was extended to March 30, 2018. The extended note has a floating interest rate of 1-month EURIBOR plus 0.06% with a minimum rate of 0%. Concurrently, AXA Financial entered into a swap with AXA covering the exchange rate on both the interest and principal payments related to the extended note until March 30, 2018. Both the loan and the swap were repaid on March 29, 2018.
In 2017, Holdings repaid a $56 million 1.39% loan from AXA America Corporate Solutions, Inc. (“AXA CS”) originally made in 2015. In 2017, Holdings received a $100 million and $10 million loan from AXA CS. The loans had interest rates of 1.86% and 1.76%, respectively, and were repaid on their maturity date of February 5, 2018.
Holdings formerly held 78.99% of the shares of AXA CS, which holds certain AXA U.S. P&C business. AXA CS and its subsidiaries have been excluded from the historical Consolidated Financial Statements since they were operated independently from the other Holdings subsidiaries. In March 2018, the legal transfer of the AXA CS shares to AXA was executed for $630 million, and is presented as an increase to Total equity attributable to Holdings. To anticipate this transfer, in the fourth quarter of 2017, AXA made a short-term loan of $622 million, 3-month LIBOR plus 0.439%

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

margin to Holdings (the “$622 Million Loan”). Holdings’ repayment obligation to AXA in respect of this loan was set off against AXA’s payment obligation to Holdings with respect to the transfer of AXA CS shares, and AXA paid Holdings the $8 million balance in cash.
In September 2007, AXA received a $700 million 5.40% Senior Unsecured Note from AXA Equitable. The note pays interest semi-annually and was scheduled to mature on September 30, 2012. In March 2011, the maturity date of the note was extended to December 30, 2020 and the interest rate was increased to 5.70%. In January 2018, AXA pre-paid $50 million of the $700 million note.
In December 2008, AXA received a $500 million term loan from AXA Financial. In December 2014, AXA repaid $300 million on this term loan to AXA Financial plus accrued interest. This term loan has an interest rate of 5.40% payable semi-annually with a maturity date of December 15, 2020. In January 2018, AXA pre-paid $150 million of the $500 million term loan.
In December 2013, Colisée Re issued a $145 million 4.75% Senior Unsecured Note to Holdings. The loan was scheduled to mature on December 19, 2028. This loan was repaid on March 26, 2018.
In March 2018, AXA Equitable Life sold its interest in two consolidated real estate joint ventures to AXA France for a total purchase price of approximately $143 million, which resulted in a pre-tax loss of $0.2 million and the reduction of $203 million of long-term debt on the Company’s balance sheet for the first quarter of 2018.
In March 2018, AXA contributed the 0.5% noncontrolling interest in AXA Financial to Holdings, reflected as a $66 million capital contribution, resulting in AXA Financial being 100% owned by Holdings.

13)    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
AOCI represents cumulative gains (losses) on items that are not reflected in Net income (loss). The balances as of March 31, 2018 and 2017 follow:

	March 31,
	2018	2017
	(in millions)
Unrealized gains (losses) on investments	$(130)	$244
Foreign currency translation adjustments	(40)	(69)
Defined benefit pension plans	(822)	(1,030)
Total accumulated other comprehensive income (loss)	(992)	(855)
Less: Accumulated other comprehensive (income) loss attributable to noncontrolling interest	46	64
Accumulated other comprehensive income (loss) attributable to Holdings	$(946)	$(791)

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The components of OCI, net of taxes for the three months ended March 31, 2018 and 2017 follow:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period	$(5)	$8
(Gains) losses reclassified into net income (loss) during the period	—	—
Foreign currency translation adjustment	(5)	8
Net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	(86)	155
(Gains) losses reclassified into net income (loss) during the period(1)	(1,223)	(23)
Net unrealized gains (losses) on investments	(1,309)	132
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	349	(28)
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $(255) and $56)	(960)	104
Change in defined benefit plans:
Less: reclassification adjustments to net income (loss) for:
Amortization of net actuarial (gains) losses included in:
Amortization of net prior service cost included in net periodic cost	133	25
Change in defined benefit plans (net of deferred income tax expense (benefit) of $35 and $12)	133	25
Total other comprehensive income (loss), net of income taxes	(832)	137
Less: Other comprehensive (income) loss attributable to noncontrolling interest	(6)	(7)
Other comprehensive income (loss) attributable to Holdings	$(838)	$130

(1)
See “Reclassification adjustments” in Note 3. Reclassification amounts presented net of income tax expense (benefit) of $(325) million and $(13) million, for the three months ended March 31, 2018 and 2017, respectively.

Investment gains and losses reclassified from AOCI to net income (loss) primarily consist of realized gains (losses) on sales and OTTI of AFS securities and are included in Total investment gains (losses), net on the consolidated statements of income (loss). Amounts reclassified from AOCI to net income (loss) as related to defined benefit plans primarily consist of amortizations of net (gains) losses and net prior service cost (credit) recognized as a component of net periodic cost and reported in Compensation and benefit expenses in the consolidated statements of income (loss). Amounts presented in the table above are net of tax.

14)    COMMITMENTS AND CONTINGENT LIABILITIES
Litigation
Litigation, regulatory and other loss contingencies arise in the ordinary course of the Company’s activities as a diversified financial services firm. The Company is a defendant in a number of litigation matters arising from the conduct of its business. In some of these matters, claimants seek to recover very large or indeterminate amounts, including compensatory, punitive, treble and exemplary damages. Modern pleading practice in the U.S. permits considerable

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

variation in the assertion of monetary damages and other relief. Claimants are not always required to specify the monetary damages they seek or they may be required only to state an amount sufficient to meet a court’s jurisdictional requirements. Moreover, some jurisdictions allow claimants to allege monetary damages that far exceed any reasonably possible verdict. The variability in pleading requirements and past experience demonstrates that the monetary and other relief that may be requested in a lawsuit or claim often bears little relevance to the merits or potential value of a claim. Litigation against the Company includes a variety of claims including, among other things, insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration, product design, features and accompanying disclosure, cost of insurance increases, the use of captive reinsurers, payments of death benefits and the reporting and escheatment of unclaimed property, alleged breach of fiduciary duties, alleged mismanagement of client funds and other matters.
As with other financial services companies, the Company periodically receives informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the Company or the financial services industry. It is the practice of the Company to cooperate fully in these matters.
The outcome of a litigation or regulatory matter is difficult to predict and the amount or range of potential losses associated with these or other loss contingencies requires significant management judgment. It is not possible to predict the ultimate outcome or to provide reasonably possible losses or ranges of losses for all pending regulatory matters, litigation and other loss contingencies. While it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company’s financial position, based on information currently known, management believes that neither the outcome of pending litigation and regulatory matters, nor potential liabilities associated with other loss contingencies, are likely to have such an effect. However, given the large and indeterminate amounts sought in certain litigation and the inherent unpredictability of all such matters, it is possible that an adverse outcome in certain of the Company’s litigation or regulatory matters, or liabilities arising from other loss contingencies, could, from time to time, have a material adverse effect upon the Company’s results of operations or cash flows in a particular quarterly or annual period.
For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of March 31, 2018, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $90 million.
For other matters, the Company is currently not able to estimate the reasonably possible loss or range of loss. The Company is often unable to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of the range of possible loss, such as quantification of a damage demand from plaintiffs, discovery from plaintiffs and other parties, investigation of factual allegations, rulings by a court on motions or appeals, analysis by experts and the progress of settlement discussions. On a quarterly and annual basis, the Company reviews relevant information with respect to litigation and regulatory contingencies and updates the Company’s accruals, disclosures and reasonably possible losses or ranges of loss based on such reviews.
In July 2011, a derivative action was filed in the United States District Court for the District of New Jersey entitled Mary Ann Sivolella v. AXA Equitable Life Insurance Company and AXA Equitable Funds Management Group, LLC (“Sivolella Litigation”) and a substantially similar action was filed in January 2013 entitled Sanford et al. v. AXA Equitable FMG (“Sanford Litigation”). These lawsuits were filed on behalf of a total of twelve mutual funds and, among other things, seek recovery under (i) Section 36(b) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), for alleged excessive fees paid to AXA Equitable Life and AXA Equitable FMG for investment management services and administrative services and (ii) a variety of other theories including unjust enrichment. The Sivolella Litigation and the Sanford Litigation were consolidated and a 25-day trial commenced in January 2016 and concluded in February 2016. In August 2016, the District Court issued its decision in favor of AXA Equitable Life and AXA Equitable FMG, finding that the plaintiffs had failed to meet their burden to demonstrate that

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

AXA Equitable Life and AXA Equitable FMG breached their fiduciary duty in violation of Section 36(b) of the Investment Company Act or show any actual damages. In September 2016, the plaintiffs filed a motion to amend the District Court’s trial opinion and to amend or make new findings of fact and/or conclusions of law. In December 2016, the District Court issued an order denying the motion to amend and plaintiffs filed a notice to appeal the District Court’s decision to the U.S. Court of Appeals for the Third Circuit. We are vigorously defending this matter.
In April 2014, a lawsuit was filed in the United States District Court for the Southern District of New York, now entitled Ross v. AXA Equitable Life Insurance Company. The lawsuit is a putative class action on behalf of all persons and entities that, between 2011 and March 11, 2014, directly or indirectly, purchased, renewed or paid premiums on life insurance policies issued by AXA Equitable Life (the “Policies”). The complaint alleges that AXA Equitable Life did not disclose in its New York statutory annual statements or elsewhere that the collateral for certain reinsurance transactions with affiliated reinsurance companies was supported by parental guarantees, an omission that allegedly caused AXA Equitable Life to misrepresent its “financial condition” and “legal reserve system.” The lawsuit seeks recovery under Section 4226 of the New York Insurance Law of all premiums paid by the class for the Policies during the relevant period. In July 2015, the Court granted AXA Equitable Life’s motion to dismiss for lack of subject matter jurisdiction. In April 2015, a second action in the United States District Court for the Southern District of New York was filed on behalf of a putative class of variable annuity holders with “Guaranteed Benefits Insurance Riders,” entitled Calvin W. Yarbrough, on behalf of himself and all others similarly situated v. AXA Equitable Life Insurance Company. The new action covers the same class period, makes substantially the same allegations, and seeks the same relief as the Ross action. In October 2015, the Court, on its own, dismissed the Yarbrough litigation on similar grounds as the Ross litigation. In December 2015, the Second Circuit denied the plaintiffs motion to consolidate their appeals but ordered that the appeals be heard together before a single panel of judges. In February 2017, the Second Circuit affirmed the decisions of the district court in favor of AXA Equitable Life, and that decision is now final because the plaintiffs failed to file a further appeal.
In November 2014, a lawsuit was filed in the Superior Court of New Jersey, Camden County entitled Arlene Shuster, on behalf of herself and all others similarly situated v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action on behalf of all AXA Equitable Life variable life insurance policyholders who allocated funds from their policy accounts to investments in AXA Equitable Life’s Separate Accounts, which were subsequently subjected to the volatility management strategy and who suffered injury as a result thereof. The action asserts that AXA Equitable Life breached its variable life insurance contracts by implementing the volatility management strategy. In February 2016, the Court dismissed the complaint. In March 2016, the plaintiff filed a notice of appeal. In April 2018, the Superior Court of New Jersey Appellate Division affirmed the trial court’s decision. In August 2015, another lawsuit was filed in Connecticut Superior Court, Judicial Division of New Haven entitled Richard T. O’Donnell, on behalf of himself and all others similarly situated v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action on behalf of all persons who purchased variable annuities from AXA Equitable Life, which were subsequently subjected to the volatility management strategy and who suffered injury as a result thereof. Plaintiff asserts a claim for breach of contract alleging that AXA Equitable Life implemented the volatility management strategy in violation of applicable law. In November 2015, the Connecticut Federal District Court transferred this action to the United States District Court for the Southern District of New York. In March 2017, the Southern District of New York granted AXA Equitable Life’s motion to dismiss the complaint. In April 2017, the plaintiff filed a notice of appeal. In April 2018, the United States Court of Appeals for the Second Circuit reversed the trial court’s decision with instructions to remand the case to Connecticut state court. We are vigorously defending these matters.
In February 2016, a lawsuit was filed in the United States District Court for the Southern District of New York entitled Brach Family Foundation, Inc. v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action brought on behalf of all owners of universal life UL policies subject to AXA Equitable Life’s COI increase. In early 2016, AXA Equitable Life raised COI rates for certain UL policies issued between 2004 and 2007, which had both issue ages 70 and above and a current face value amount of $1 million and above. In March 2018, plaintiff amended its complaint to add two new plaintiffs, including the individual Malcolm Currie. The current complaint alleges the following claims: breach of contract; misrepresentations by AXA in violation of Section 4226 of the New York Insurance Law; violations of New York General Business Law Section 349; violations of the California Unfair Competition Law, and the California Elder Abuse Statute. Plaintiffs seek (a) compensatory damages, costs, and, pre- and post-judgment interest, (b) with

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

respect to their claim concerning Section 4226, a penalty in the amount of premiums paid by the plaintiffs and the putative class, and (c) injunctive relief and attorneys’ fees in connection with their statutory claims. Seven individual actions challenging the COI increase are also pending against AXA Equitable Life in federal or state courts. They contain similar allegations as those in Brach as well as additional allegations for violations of various states’ consumer protection statutes and common law fraud. Pursuant to an October 2017 order, the putative class action and the four individual federal actions are consolidated for the purposes of coordinating pre-trial activities. We are in various stages of motion practice, and are vigorously defending each of these matters.
Restructuring
The restructuring costs and liabilities associated with the Company’s initiatives were as follows:

	Three Months Ended March 31,	Twelve Months Ended December 31,
	2018	2017
	(in millions)
Severance
Balance, beginning of year	$23	$22
Additions	7	17
Cash payments	(3)	(14)
Other reductions	—	(2)
Balance, end of Year	$27	$23

	Three Months Ended March 31,	Twelve Months Ended December 31,
	2018	2017
	(in millions)
Leases
Balance, beginning of year	$165	$170
Expense incurred	—	29
Deferred rent	2	10
Payments made	(11)	(48)
Interest accretion	1	4
Balance, end of year	$157	$165
Obligation under funding agreements
As a member of the FHLBNY, AXA Equitable Life has access to collateralized borrowings. It also may issue funding agreements to the FHLBNY. Both the collateralized borrowings and funding agreements would require AXA Equitable Life to pledge qualified mortgage-backed assets and/or government securities as collateral. AXA Equitable Life issues short-term funding agreements to the FHLBNY and uses the funds for asset liability and cash management purposes. AXA Equitable Life issues long-term funding agreements to the FHLBNY and uses the funds for spread lending purposes. For other instruments used for asset liability management purposes see “Derivative and offsetting assets and

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

liabilities” included in Note 3. Funding agreements are reported in Policyholders’ account balances in the consolidated balance sheets.

	Outstanding balance at end of period	Maturity of Outstanding balance	Issued during the period	Repaid during the period
March 31, 2018:	(in millions)
Short-term FHLBNY funding agreements	$500	less than one month	$1,500	$1,500
Long-term FHLBNY funding agreements	1,417	less than 4 years	—	—
	204	Less than 5 years	—	—
	879	greater than five years	—	—
Total long-term funding agreements	2,500		—	—
Total FHLBNY funding agreements at March 31, 2018	$3,000		$1,500	$1,500
December 31, 2017:
Short-term FHLBNY funding agreements	$500	Less than one month	$6,000	$6,000
Long-term FHLBNY funding agreements	1,244	Less than 4 years	324	—
	377	Less than 5 years	303	—
	879	Greater than five years	135	—
Total long-term funding agreements	2,500		762	—
Total FHLBNY funding agreements at December 31, 2017	$3,000		$6,762	$6,000
Letters of Credit
Holdings had $4,489 million of undrawn letters of credit issued in favor of third party beneficiaries, including $4,260 million at AXA Arizona RE relating to reinsurance assumed from AXA Equitable Life, USFL and MLOA at March 31, 2018.
Credit Facilities and Notes
All existing credit facilities at December 31, 2017 with AXA or guaranteed by AXA have been terminated prior to the IPO settlement. In February 2018, Holdings entered into the following credit facilities: (i) a $3.9 billion two-year senior unsecured delayed draw term loan agreement; (ii) a $500 million three-year senior unsecured delayed draw term loan agreement; and (iii) a $2.5 billion five-year senior unsecured revolving credit facility with a syndicate of banks. In addition to the credit facilities, Holdings entered into letter of credit facilities with an aggregate principal amount of approximately $1.9 billion, primarily to be used to support our life insurance business reinsured to EQ AZ Life Re following the unwind of the reinsurance provided to AXA Equitable Life by AXA RE Arizona for certain variable annuities with GMxB features (the “GMxB Unwind”). As of March 31, 2018, there were no outstanding balances on these credit facilities.
Other Commitments
The Company had $812 million (including $262 million with affiliates) and $712 million of commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively, at March 31, 2018.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15)    BUSINESS SEGMENT INFORMATION
The Company has four reportable segments: Individual Retirement, Group Retirement, Investment Management and Research and Protection Solutions.
The Company changed its segment presentation in the fourth quarter 2017. The segment disclosures are based on the intention to provide the users of the financial statements with a view of the business from the Company’s perspective. As a result, the Company determined that it is more useful for a user of the financial statements to assess the historical performance on the basis which management currently evaluates the business. The reportable segments are based on the nature of the business activities, as they exist as of the initial filing date.
These segments reflect the manner by which the Company’s chief operating decision maker views and manages the business. A brief description of these segments follows:

•
The Individual Retirement segment offers a diverse suite of variable annuity products which are primarily sold to affluent and high net worth individuals saving for retirement or seeking retirement income.

•
The Group Retirement segment offers tax-deferred investment and retirement plans to be sponsored by educational entities, municipalities and not-for-profit entities as well as small and medium-sized businesses.

•
The Investment Management and Research segment provides diversified investment management, research and related solutions globally to a broad range of clients through three main client channels- Institutional, Retail and Private Wealth Management-and distributes its institutional research products and solutions through Bernstein Research Services.

•
The Protection Solutions segment includes our life insurance and group employee benefits businesses. Our life insurance business offers a variety of variable universal life, universal life and term life products to help affluent and high net worth individuals, as well as small and medium-sized business owners, with their wealth protection, wealth transfer and corporate needs. Our group employee benefits business offers a suite of dental, vision, life, and short- and long-term disability and other insurance products to small and medium-size businesses across the United States.

Measurement
Operating earnings (loss) is the financial measure which primarily focuses on the Company’s segments’ results of operations as well as the underlying profitability of the Company’s core business. By excluding items that can be distortive and unpredictable such as investment gains (losses) and investment income (loss) from derivative instruments, the Company believes operating earnings (loss) by segment enhances the understanding of the Company’s underlying drivers of profitability and trends in the Company’s segments.
In the first quarter of 2018, the Company revised its Operating earnings definition as it relates to the treatment of certain elements of the profitability of its variable annuity products with indexed-linked features to align to the treatment of its variable annuity products with GMxB features. In addition, adjustments for variable annuity products with index-linked features previously included within Other adjustments in the calculation of Non-GAAP Operating Earnings are now included with the adjustments for variable annuity products with GMxB features in the broader adjustment category, Variable annuity product features. In order to improve the consistency and comparability of the financial statements, management revised the Notes to the Consolidated Financial Statements for the six months ended June 30, 2017, nine months ended September 30, 2017 and the year ended December 31, 2017 to include the revisions discussed herein. See Note 17 to the Notes to Consolidated Financial Statements for details of the revisions.
Operating earnings is calculated by adjusting each segment’s Net income (loss) attributable to Holdings for the following items:

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•
Items related to Variable annuity product features which include certain changes in the fair value of the derivatives and other securities we use to hedge these features and changes in the fair value of the embedded derivatives of our GMxB riders reflected within Variable annuity products’ net derivative results;

•	Investment (gains) losses, which includes other-than-temporary impairments of securities, sales or disposals of securities/investments, realized capital gains/losses and valuation allowances;

•	Goodwill impairment, which includes a write-down of goodwill in first quarter of 2017.

•
Net actuarial (gains) losses, which includes actuarial gains and losses as a result of differences between actual and expected experience on pension plan assets or projected benefit obligation during a given period related to pension, other postretirement benefit obligations and one time settlement of gains and losses;

•	Other adjustments, which includes restructuring costs related to severance, lease write-offs related to non-recurring restructuring activities and separation costs; and

•
Income tax expense (benefit) related to the above items and non-recurring tax items, which includes the effect of uncertain tax positions for a given audit period, and permanent differences due to goodwill impairment and the Tax Reform Act.

Revenues derived from any customer did not exceed 10% of revenues for the three months ended March 31, 2018 and 2017.
The table below presents operating earnings (loss) by segment and Corporate and Other and a reconciliation to Net income (loss) attributable to Holdings for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Net income (loss) attributable to Holdings	$168	$(290)
Adjustments related to:
Variable annuity product features	212	291
Investment (gains) losses	(102)	24
Goodwill impairment	—	369
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	131	34
Other adjustments	90	(21)
Income tax expense (benefit) related to above adjustments	(63)	(235)
Non-recurring tax items	28	132
Non-GAAP Operating Earnings	$464	$304
Operating earnings (loss) by segment:
Individual Retirement	$360	$202
Group Retirement	76	59
Investment Management and Research	81	32
Protection Solutions	23	39
Corporate and Other(1)	(76)	(28)

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	Includes interest expense of $44 million and $31 million, for the three months ended March 31, 2018 and 2017, respectively.

Segment revenues are a measure of the Company’s revenue by segment as adjusted to exclude certain items. The following table reconciles segment revenues to Total revenues by excluding the following items:

•
Items related to variable annuity product features, which include certain changes in the fair value of the derivatives and other securities we use to hedge these features and changes in the fair value of the embedded derivatives reflected within the net derivative results of variable annuity product features;

•	Investment gains (losses), which include other-than-temporary impairments of securities, sales or disposals of securities/investments, realized capital gains/losses, and valuation allowances; and

•	Other adjustments, which includes the impact of adoption of revenue recognition standard ASC 606.
The table below presents segment revenues for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Segment revenues:
Individual Retirement(1)	$729	$1,019
Group Retirement(1)	238	227
Investment Management and Research(2)	909	743
Protection Solutions(1)	809	789
Corporate and Other(1)	288	340
Adjustments related to:
Variable annuity product features	(197)	(287)
Investment gains (losses)	102	(24)
Other adjustments to segment revenues	(43)	23
Total revenues	$2,835	$2,830

(1)	Includes investment expenses charged by AB of approximately $18 million and $17 million for the three months ended March 31, 2018 and 2017, respectively, for services provided to the Company.

(2)
Inter-segment investment management and other fees of approximately $25 million and $24 million for the three months ended March 31, 2018 and 2017, respectively, are included in total revenues of the Investment Management and Research segment.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents Total assets by segment as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(in millions)
Total assets by segment:
Individual Retirement	$103,786	$121,723
Group Retirement	43,615	38,578
Investment Management and Research	11,809	8,297
Protection Solutions	51,457	43,116
Corporate and Other	21,627	23,934
Total assets	$232,294	$235,648

16)    EARNINGS PER SHARE
Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to Holdings common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated by dividing the net income (loss) attributable to Holdings common shareholders adjusted for the incremental dilution from AB by the weighted-average number of common shares used in the basic EPS calculation.
The following table presents the weighted average shares used in calculating basic and diluted earnings per common share:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Weighted Average Shares:
Weighted average common stock outstanding for basic and diluted earnings per common share	561	561
The following table presents the reconciliation of the numerator for the basic and diluted net income per share calculations:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Net income (loss) attributable to Holdings common shareholders:
Net income (loss) attributable to Holdings common shareholders (basic)	$168	$(290)
Less: Incremental dilution from AB(1)	—	1
Net income (loss) attributable to Holdings common shareholders (diluted)	$168	$(291)

(1)
The incremental dilution from AB represents the impact of AB’s dilutive units on the Company’s diluted earnings per share and is calculated based on the Company’s proportionate ownership interest in AB.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents both basic and diluted income (loss) per share for each period presented:

	Three Months Ended March 31,
	2018	2017
	(dollars per share)
Net income (loss) attributable to Holdings per common share:
Basic	$0.30	$(0.52)
Diluted	$0.30	$(0.52)

17)     REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS
During the first quarter of 2018, management identified an error in its previously issued financial statements related to a misclassification between interest credited and net derivative gains/losses. The impact of this error to the consolidated financial statements for the six months ended June 30, 2017, nine months ended September 30, 2017 and the years ended December 31, 2017 and 2016 was not considered to be material. In order to improve the consistency and comparability of the financial statements, management revised the consolidated statements of income (loss) and statements of cash flows to include the revisions discussed herein.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present line items for prior period financial statements that have been affected by the revisions. For these items, the tables detail the amounts as previously reported, the impact upon those line items due to the revisions, and the amounts as currently revised within the financial statements.
Effects of the revision to the Company’s previously reported Consolidated Statements of Income (Loss) and Cash Flows for the six months ended June 30, 2017

	Six Months Ended June 30, 2017
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Income (Loss):
Revenues:
Net derivative gains (losses)	$528	$(34)	$494
Total revenues	6,746	$(34)	6,712
Benefits and other deductions:
Interest credited to policyholders’ account balances	$522	$(34)	$488
Total benefits and other deductions	6,299	$(34)	6,265

	Six Months Ended June 30, 2017
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Cash Flows:
Cash flow from operating activities:
Interest credited to policyholders’ account balances	$522	$(34)	$488
Net derivative (gains) loss	(528)	34	(494)
Net cash provided by (used in) operating activities	666	$—	666

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Effects of the revision to the Company’s previously reported Consolidated Statements of Income (Loss) and Cash Flows for the nine months ended September 30, 2017

	Nine Months Ended September 30, 2017
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Income (Loss):
Revenues:
Net derivative gains (losses)	$172	$(44)	$128
Total revenues	9,529	$(44)	9,485
Benefits and other deductions:
Interest credited to Policyholders’ account balances	$787	$(44)	$743
Total benefits and other deductions	9,070	$(44)	9,026

	Nine Months Ended September 30, 2017
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Cash Flows:
Cash flow from operating activities:
Interest credited to policyholders’ account balances	$787	$(44)	$743
Net derivative (gains) loss	(172)	44	(128)
Net cash provided by (used in) operating activities	1,044	$—	1,044

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Effects of the revision to the Company’s previously reported Consolidated Statements of Income (Loss), and Cash Flows for the year ended December 31, 2017

	December 31, 2017
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Income (Loss):
Revenues:
Net derivative gains (losses)	$228	$(113)	$115
Total revenues	12,514	$(113)	12,401
Benefits and other deductions:
Interest credited to Policyholder’s account balances	1,108	$(113)	995
Total benefits and other deductions	11,200	$(113)	11,087

	December 31, 2017
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Cash Flows:
Cash flow from operating activities:
Interest credited to policyholders’ account balances	$1,108	$(113)	$995
Net derivative (gains) loss	(228)	113	(115)
Net cash provided by (used in) operating activities	1,021	$—	1,021

Effects of the revision to the Company’s previously reported Consolidated Statements of Income (Loss), and Cash Flows for the year ended December 31, 2016

	December 31, 2016
	As Previously Reported	Impact of Revisions		As Revised
	(in millions)
Consolidated Statement of Income (Loss):
Revenues:
Net derivative gains (losses)	$(1,722)	$(121)	—	$(1,843)
Total revenues	11,922	$(121)		11,801
Benefits and other deductions:
Interest credited to Policyholder’s account balances	1,091	$(121)		970
Total benefits and other deductions	9,868	$(121)		9,747

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31, 2016
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Cash Flows:
Cash flow from operating activities:
Interest credited to policyholders’ account balances	$1,091	$(121)	$970
Net derivative (gains) loss	1,722	121	1,843
Net cash provided by (used in) operating activities	(236)	$—	(236)

18)    SUBSEQUENT EVENTS
In April 2018, Holdings entered into letter agreements with the lenders under each of its credit facilities and letter of credit facilities, and AXA Equitable Life entered into waiver letter agreements with certain of its derivative counterparties, waiving defaults caused by the restatement of certain financial statements.  Holdings and AXA Equitable Life each restated their annual financial statements for the year ended December 31, 2016 and Holdings restated its interim financial statements for the nine months ended September 30, 2017 and the six months ended June 30, 2017.  All required waivers were received and we do not consider this to have a material impact on our business, results of operations or financial condition.
In April 2018, Colisee Re S.A.’s promise to the Delaware Department of Insurance to maintain the minimum RBC level for AXA Corporate Solutions Life Reinsurance Company at the company action level was terminated and replaced with a similar guarantee from Holdings.
As a result of the completion of the GMxB Unwind on April 12, 2018, we were released from regulatory letter of credit requirements, and accordingly no longer benefit from the $1.5 billion revolving credit facility with AXA.
On April 20, 2018, Holdings:

•
issued $800 million aggregate principal amount of 3.900% Senior Notes due 2023, $1.5 billion aggregate principal amount of 4.350% Senior Notes due 2028 and $1.5 billion aggregate principal amount of 5.000% Senior Notes due 2048 (together, the “Notes”);

•	delivered a termination notice, effective April 23, 2018, for its $3.9 billion two-year senior unsecured delayed draw term loan agreement; and

•	settled certain loans issued to or received from AXA and its affiliates resulting in a net payment to AXA and its affiliates of $2,530 million in principal and $11 million of accrued interest.
On April 20, 2018, AXA pre-paid the remaining $650 million of a $700 million note and $50 million of a $500 million term loan and related accrued interest from the Company.
On April 23, 2018, Holdings used a portion of the net proceeds from the sale of the Notes, together with available cash, to (i) purchase 100% of the shares of AXA IM Holdings US and (ii) purchase the AB Units held by Coliseum Re. The Company’s $185 million loan to AXA IM Holding US was settled as part of the purchase of AXA IM Holding US, which wholly owns AB units. The remaining net proceeds, together with the $300 million of borrowings drawn on May 4th, 2018 under our three-year term loan agreement, was used to fully repay the outstanding commercial paper program of AXA Financial currently guaranteed by AXA. By the time of the IPO, all the credit facilities Holdings and its subsidiaries previously had with AXA or guaranteed by AXA were terminated.
On April 24, 2018, a 459.4752645-for-1 stock split of the common stock of Holdings was effected. All applicable share data, per share amounts and related information in the consolidated financial statements and notes thereto have been adjusted retroactively to give effect to the stock split.
On April 25, 2018, Holdings adopted the AXA Equitable Holdings, Inc. Short-Term Incentive Compensation Plan (the “STIC Plan”). Although the STIC Plan is not a share-based compensation plan, awards payable under the STIC Plan may be paid in cash or in awards granted under the AXA Equitable Holdings, Inc. 2018 Omnibus Incentive Plan (the “Omnibus Plan”), a share-based compensation plan. The Omnibus Plan was adopted by Holdings on May 8, 2018.
On May 2, 2018, AB announced that it will establish its corporate headquarters in, and relocate approximately 1,050 jobs currently located in the New York metro area to, Nashville, TN. AB’s Nashville headquarters will house Finance, IT, Operations, Legal, Compliance, Internal Audit, Human Capital, and Sales and Marketing. AB will begin relocating jobs during 2018 and expects this transition to take several years. AB will continue to maintain a principal location in New York City, which will house its Portfolio Management, Sell-Side Research and Trading, and New York-based Private Wealth Management businesses.
On May 4, 2018, Holdings borrowed $300 million under the $500 million three-year senior unsecured delayed draw term loan agreement. On May 9, 2018, Holdings amended and restated its Certificate of Incorporation under which the Board of Directors have the authority, without further action by stockholders, to issue up to 200,000,000 shares of preferred stock, par value $1.00 per share, in one or more series.
On May 14, 2018, Holdings completed an initial public offering in which AXA sold 157,837,500 shares of Holdings’ common stock to the public. Following the initial public offering, AXA owned 423,750,000 shares of Holdings’ common stock.
As of June 12th, there are no longer any amounts outstanding under AXA Financial’s commercial paper program and AXA will no longer provide any related guarantees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
AXA Equitable Holdings, Inc. (“Holdings” and, collectively with its consolidated subsidiaries, the “Company”) is a diversified financial services company. Through March 31, 2018, Holdings was a wholly-owned subsidiary of AXA S.A. (“AXA”), a French holding company for the AXA Group, a worldwide leader in life, property and casualty and health insurance and asset management. As used herein, “AXA Equitable Life” refers to AXA Equitable Life Insurance Company, a New York stock life insurance corporation, “AXA Financial” refers to AXA Financial, Inc., an intermediate holding company incorporated in Delaware, “MLOA” refers to MONY Life Insurance Company of America, an Arizona life insurance corporation, “AXA Advisors” refers to AXA Advisors, LLC, a Delaware limited liability company, and “AXA RE Arizona” refers to AXA RE Arizona Company, an Arizona corporation, and “EQ AZ Life Re” refers to EQ AZ Life Re Company, a newly formed captive insurance company organized under the laws of Arizona.
In May 2017, AXA announced its intention to pursue the sale of a minority stake in Holdings through an initial public offering (the “IPO”). On May 14, 2018, Holdings completed the IPO in which AXA sold 157,837,500 shares of Holdings common stock to the public. Following the IPO, AXA owns approximately 71.9% of the outstanding common stock of Holdings.
Management’s discussion and analysis of financial condition and results of operations for the Company that follows should be read in conjunction with the consolidated financial statements and the related Notes to Consolidated Financial Statements included elsewhere herein, with the information provided under “Forward-looking Statements” included elsewhere herein and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections included in Holdings’ prospectus dated May 9, 2018, filed with the U.S. Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on May 11, 2018 (the “Prospectus”).
Executive Summary
Overview
We are one of America’s leading financial services companies, providing (i) advice and solutions for helping Americans set and meet their retirement goals and protect and transfer their wealth across generations and (ii) a wide range of investment management insights, expertise and innovations to drive better investment decisions and outcomes for clients worldwide.
We manage our business through four segments: Individual Retirement, Group Retirement, Investment Management and Research, and Protection Solutions. We report certain activities and items that are not included in these segments in Corporate and Other. See Note 15 of Notes to Consolidated Financial Statements for further information on the Company’s segments.
We benefit from our complementary mix of businesses. This business mix provides diversity in our earnings sources, which helps offset fluctuations in market conditions and variability in business results, while offering growth opportunities.
Revenues
Our revenues come from three principal sources:

•	fee income derived from our retirement and protection products and our investment management and research services;

•	premiums from our traditional life insurance and annuity products; and

•	investment income from our General Account investment assets (“GAIA”).
Our fee income varies directly in relation to the amount of the underlying account value or benefit base of our retirement and protection products and the amount of AUM of our Investment Management and Research business. AV and AUM, each as defined in “—Key Operating Measures,” are influenced by changes in economic conditions, primarily equity market returns, as well as net flows. Our premium income is driven by the growth in new policies written and the persistency of our in-force policies, both of which are influenced by a combination of factors, including our efforts to attract and retain customers and market conditions that influence demand for our products. Our investment income is driven by the yield on our portfolio of

GAIA and is impacted by the prevailing level of interest rates as we reinvest cash associated with maturing investments and net flows to the portfolio.
Benefits and Other Deductions
Our primary expenses are:

•	policyholders’ benefits and interest credited to policyholders’ account balances;

•	sales commissions and compensation paid to intermediaries and advisors that distribute our products and services; and

•	compensation and benefits provided to our employees and other operating expenses.
Policyholders’ benefits are driven primarily by mortality, customer withdrawals, and benefits which change in response to changes in capital market conditions. In addition, some of our policyholders’ benefits are directly tied to the AV and benefit base of our variable annuity products. Interest credited to policyholders varies in relation to the amount of the underlying AV or benefit base. Sales commissions and compensation paid to intermediaries and advisors vary in relation to premium and fee income generated from these sources, whereas compensation and benefits to our employees are more constant and decline with increases in efficiency. Our ability to manage these expenses across various economic cycles and products is critical to the profitability of our company.
Net Income Volatility
We have offered and continue to offer variable annuity products with variable annuity guaranteed benefits (“GMxB”) features. The future claims exposure on these features is sensitive to movements in the equity markets and interest rates. Accordingly, we have implemented hedging and reinsurance programs designed to mitigate the economic exposure to us from these features due to equity market and interest rate movements. Changes in the values of the derivatives associated with these programs due to equity market and interest rate movements are recognized in the periods in which they occur while corresponding changes in offsetting liabilities are recognized over time. This results in net income volatility as further described below. See “—Significant Factors Impacting Our Results—Impact of Hedging and GMIB Reinsurance on Results.”
In addition to our dynamic hedging strategy, we have recently implemented static hedge positions designed to mitigate the adverse impact of changing market conditions on our statutory capital. We believe this program will continue to preserve the economic value of our variable annuity contracts and better protect our target variable annuity asset level. However, these new static hedge positions increase the size of our derivative positions and may result in higher net income volatility on a period-over-period basis.
Due to the impacts on our net income of equity market and interest rate movements and other items that are not part of the underlying profitability drivers of our business, we evaluate and manage our business performance using Non-GAAP Operating Earnings, a non-GAAP financial measure that is intended to remove these impacts from our results. See “—Key Operating Measures—Non-GAAP Operating Earnings.”
Significant Factors Impacting Our Results
The following significant factors have impacted, and may in the future impact, our financial condition, results of operations or cash flows.
Impact of Hedging and GMIB Reinsurance on Results
We have offered and continue to offer variable annuity products with GMxB features. The future claims exposure on these features is sensitive to movements in the equity markets and interest rates.  Accordingly, we have implemented hedging and reinsurance programs designed to mitigate the economic exposure to us from these features due to equity market and interest rate movements. These programs include:

•
Variable annuity hedging programs. We use a dynamic hedging program (within this program, we reevaluate our economic exposure at least daily and rebalance our hedge positions accordingly) to mitigate certain risks associated with the GMxB features that are embedded in our liabilities for our variable annuity products. This program utilizes various derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in GMxB features’ exposures attributable to movements in the equity markets and interest rates. Although this program is designed to provide a measure of economic protection against the impact of adverse market conditions, it does not qualify for hedge accounting treatment. Accordingly, changes in value of the derivatives will be recognized in the period in which they occur with offsetting changes in reserves partially recognized in the current period, resulting in net income volatility. In addition to our dynamic hedging program, in the fourth quarter of 2017 and the first quarter of 2018, we implemented a new hedging program using static hedge positions (derivative positions intended to be held to maturity with less frequent rebalancing) to protect our statutory capital against stress scenarios.  The implementation of this new program in addition to our dynamic hedge program is expected to increase the size of our derivative positions, resulting in an increase in net income volatility. The impacts are most pronounced for variable annuity products in our Individual Retirement segment.

•
GMIB reinsurance contracts.  Historically, GMIB reinsurance contracts were used to cede to affiliated and non-affiliated reinsurers a portion of our exposure to variable annuity products that offer a GMIB feature. We account for the GMIB reinsurance contracts as derivatives and report them at fair value. Gross reserves for GMIB reserves are calculated on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts. Accordingly, our gross reserves will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital market or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts. Because changes in the fair value of the GMIB reinsurance contracts are recorded in the period in which they occur and a majority of the changes in gross reserves for GMIB are recognized over time, net income will be more volatile.

Effect of Assumption Updates on Operating Results
Most of the variable annuity products, variable universal life insurance and universal life insurance products we offer maintain policyholder deposits that are reported as liabilities and classified within either Separate Account liabilities or policyholder account balances. Our products and riders also impact liabilities for future policyholder benefits and unearned revenues and assets for DAC and deferred sales inducements. The valuation of these assets and liabilities (other than deposits) are based on differing accounting methods depending on the product, each of which requires numerous assumptions and considerable judgment. The accounting guidance applied in the valuation of these assets and liabilities includes, but is not limited to, the following: (i) traditional life insurance products for which assumptions are locked in at inception; (ii) universal life insurance and variable life insurance secondary guarantees for which benefit liabilities are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments; (iii) certain product guarantees for which benefit liabilities are accrued over the life of the contract in proportion to actual and future expected policy assessments; and (iv) certain product guarantees reported as embedded derivatives at fair value.
Our actuaries oversee the valuation of these product liabilities and assets and review underlying inputs and assumptions. We review the actuarial assumptions underlying these valuations at least annually and update assumptions when appropriate. Assumptions are based on a combination of company experience, industry experience, management actions and expert judgment and reflect our best estimate as of the date of each financial statement. Changes in assumptions can result in a significant change to the carrying value of product liabilities and assets and, consequently, the impact could be material to earnings in the period of the change. For further details of our accounting policies and related judgments pertaining to assumption updates, see Note 2 of Notes to Consolidated Financial Statements.
Macroeconomic and Industry Trends
Our business and consolidated results of operations are significantly affected by economic conditions and consumer confidence, conditions in the global capital markets and the interest rate environment.

Economic Conditions and Consumer Confidence
A wide variety of factors continue to impact economic conditions and consumer confidence. These factors include, among others, concerns over economic growth in the United States, continued low interest rates, falling unemployment rates, the U.S. Federal Reserve’s plans to further raise short-term interest rates, fluctuations in the strength of the U.S. dollar, the uncertainty created by what actions the current administration may pursue, changes in tax policy, global economic factors including programs by the European Central Bank and the United Kingdom’s vote to exit from the European Union and other geopolitical issues. Additionally, many of the products and solutions we sell are tax-advantaged or tax-deferred. If U.S. tax laws were to change, such that our products and solutions are no longer tax-advantaged or tax-deferred, demand for our products could materially decrease.
Capital Market Conditions
Although extraordinary monetary accommodation has mitigated volatility in interest rate and credit and domestic equity markets for an extended period, global central banks may now be past peak accommodation as the U.S. Federal Reserve continues its gradual pace of policy normalization. As global monetary policy becomes less accommodating, an increase in market volatility could affect our business, including through effects on the yields we earn on invested assets, changes in required reserves and capital and fluctuations in the value of our AUM, AV or AUA. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation and levels of global trade.
In the short- to medium-term, the potential for increased volatility, coupled with prevailing interest rates remaining below historical averages, could pressure sales and reduce demand for our products as consumers consider purchasing alternative products to meet their objectives. In addition, this environment could make it difficult to consistently develop products that are attractive to customers. Financial performance can be adversely affected by market volatility and equity market declines as fees driven by AV and AUM fluctuate, hedging costs increase and revenues decline due to reduced sales and increased outflows.
We monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, annuitization rates and lapse rates, which change in response to changes in capital market conditions, to ensure that our products and solutions remain attractive and profitable.
Interest Rate Environment
We believe the interest rate environment will continue to impact our business and financial performance in the future for several reasons, including the following:

•
Our GAIA portfolio consists predominantly of fixed income investments. In the near term, and absent further material change in yields available on investments, we expect the yield we earn on new investments will be lower than the yields we earn on maturing investments, which were generally purchased in environments where interest rates were higher than current levels. If interest rates were to rise, we expect the yield on our new money investments would also rise and gradually converge toward the yield of those maturing assets.

•
Certain of our variable annuity and life insurance products pay guaranteed minimum interest crediting rates. We are required to pay these guaranteed minimum rates even if earnings on our investment portfolio decline, with the resulting investment margin compression negatively impacting earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates longer (lower lapse rates) in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio should positively impact earnings. Similarly, we expect policyholders would be less likely to hold policies with existing guaranteed rates (higher lapse rates) as interest rates rise.

•
A prolonged low interest rate environment also may subject us to increased hedging costs or an increase in the amount of statutory reserves that our insurance subsidiaries are required to hold for GMxB features, lowering their statutory surplus, which would adversely affect their ability to pay dividends to us. In addition, it may also increase the perceived value of GMxB features to our policyholders, which in turn may lead to a higher rate of annuitization and higher persistency of those products over time. Finally, low interest rates may continue to cause an acceleration of DAC amortization or reserve increase due to loss recognition for interest sensitive products, primarily for our Protection Solutions segment.

Regulatory Developments
Our life insurance subsidiaries are regulated primarily at the state level, with some policies and products also subject to federal regulation. On an ongoing basis, regulators refine capital requirements and introduce new reserving standards. Regulations recently adopted or currently under review can potentially impact our statutory reserve and capital requirements.

•
National Association of Insurance Commissioners (“NAIC”). The NAIC is currently considering a proposal, which if adopted, could materially change the sensitivity of variable annuity reserves and capital requirements to capital markets including interest rate, equity markets and volatility as well as prescribed assumptions for policyholder behavior. In addition, the NAIC Financial Condition (E) Committee has established a working group to study and address, as appropriate, regulatory issues resulting from variable annuity captive reinsurance transactions, including reforms that would improve the current reserve and capital framework for insurance companies that sell variable annuity products.

•
Department of Labor (“DOL”). In April 2016, the DOL issued a final rule (the “Rule”), which significantly expanded the range of activities considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 (“ERISA”) when our advisors and our employees provide investment-related information and support to retirement plan sponsors, participants and individual retirement account (“IRA”) holders. In February 2017, the DOL was directed by memorandum (the “President’s Memorandum”) to review the Rule and determine whether the Rule should be rescinded or revised, in light of the new administration’s policies and orientations. The Rule was partially implemented on June 9, 2017, with a special transition period for certain requirements that took effect on January 1, 2018. On November 29, 2017, the DOL finalized a delay in implementing certain portions of the Rule from January 1, 2018 to July 1, 2019. On March 15, 2018, a federal appeals court issued a decision vacating the Rule and subsequently denied motions by the Attorneys General of three states to intervene in the case. A final mandate has not been issued as of the date of this report, and there is a possibility that the DOL may appeal this decision to the U.S. Supreme Court. At this time, we do not currently plan any immediate changes to our approach to selling products and providing services to ERISA plans and IRAs. If the Rule remains in effect, we may need to make adverse changes to the level and type of services we provide as well as the nature and amount of compensation and fees that we and our affiliated advisors and firms receive for investment-related services to retirement plans and IRAs.

Impact of the Tax Reform Act
On December 22, 2017, President Trump signed into law the Tax Reform Act, a broad overhaul of the U.S. Internal Revenue Code that changes long-standing provisions governing the taxation of U.S. corporations, including life insurance companies.
The Tax Reform Act reduces the federal corporate income tax rate to 21% beginning in 2018 and repeals the corporate alternative minimum tax (“AMT”) while keeping existing AMT credits. It also contains measures affecting our insurance companies, including changes to the dividends received deduction (“DRD”), insurance reserves and tax DAC, and measures affecting our international operations, such as a one-time transitional tax on some of the accumulated earnings of our foreign subsidiaries (within our Investment Management and Research Segment).
As a result of the Tax Reform Act, we expect our Non-GAAP Operating Earnings to improve on a recurring basis due to the reduction in the effective tax rate. Our new effective tax rate is expected to be approximately 19%, driven mainly by the new federal corporate tax rate of 21% and the DRD benefit.
We expect the Tax Reform Act to have both positive and negative impacts on our balance sheet. On the one hand, as a one-time effect, the lower tax rate resulted in a reduction to the value of our deferred tax assets. On the other hand, the Tax Reform Act repeals the corporate AMT and, subject to certain limitations, allows us to use our AMT credits going forward, which we expect will result in a reduction of our tax liability.
In 2017, on a statutory basis, we recorded a moderate increase to our Combined risk-based capital (“RBC”) ratio as a result of the Tax Reform Act. Specifically, this was driven mainly by the benefit of the corporate AMT repeal, but partially offset by a lower statutory deferred tax asset valuation.

We expect the tax liability on the earnings of our foreign subsidiaries will decrease going forward. In 2017, we recorded a one-time decrease to net income of $23 million due to the estimated transitional tax on some of the accumulated earnings of these subsidiaries.
Overall, we expect the Tax Reform Act to have a net positive economic impact on us. We continue to evaluate this new and complicated piece of legislation, assess the magnitude of the various impacts and monitor potential regulatory changes related to this reform.
Separation Costs
In connection with the IPO and operating as a stand-alone public company, we have incurred and expect to continue to incur one-time and recurring expenses. These expenses primarily relate to information technology, compliance, internal audit, finance, risk management, procurement, client service, human resources and other support services. The process of replicating and replacing functions, systems and infrastructure provided by AXA or certain of its affiliates in order to operate on a stand-alone basis is currently underway and we expect that it will continue following the IPO.
We estimate that the aggregate amount of the one-time expenses described above will be between approximately $300 million and $350 million, of which $93 million was incurred in 2017 and approximately $150 million is expected to be incurred in 2018. Of this amount, $61.4 million and $0 million were incurred in the first quarter of 2018 and 2017, respectively. Furthermore, additional one-time expenses will be incurred when AXA ceases to own at least a majority of our outstanding common stock. See “Risk Factors” in the Prospectus for additional information.
Key Operating Measures
In addition to our results presented in accordance with U.S. GAAP, we report Non-GAAP Operating Earnings, Non-GAAP Operating ROC by segment for our Individual Retirement, Group Retirement and Protection Solutions segments, and Non-GAAP Operating Earnings per share, each of which is a measure that is not determined in accordance with U.S. GAAP. Management believes that the use of these non-GAAP financial measures, together with relevant U.S. GAAP measures, provides a better understanding of our results of operations and the underlying profitability drivers and trends of our business. These non-GAAP financial measures are intended to remove from our results of operations the impact of market changes (where there is mismatch in the valuation of assets and liabilities) as well as certain other expenses which are not part of our underlying profitability drivers or likely to re-occur in the foreseeable future, as such items fluctuate from period-to-period in a manner inconsistent with these drivers. These measures should be considered supplementary to our results that are presented in accordance with U.S. GAAP and should not be viewed as a substitute for the U.S. GAAP measures. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way we calculate such measures. Consequently, our non-GAAP financial measures may not be comparable to similar measures used by other companies.
We also discuss certain operating measures, including AUM, AUA, AV, Protection Solutions Reserves and certain other operating measures, which management believes provide useful information about our businesses and the operational factors underlying our financial performance.
Non-GAAP Operating Earnings
Non-GAAP Operating Earnings is an after-tax Non-GAAP financial measure used to evaluate our financial performance on a consolidated basis that is determined by making certain adjustments to our consolidated after-tax net income attributable to Holdings. The most significant of such adjustments relates to our derivative positions, which protect economic value and statutory capital, and are more sensitive to changes in market conditions than the variable annuity product liabilities as valued under U.S. GAAP. This is a large source of volatility in net income.
In the first quarter of 2018, the Company revised its Non-GAAP Operating Earnings definition as it relates to the treatment of certain elements of the profitability of its variable annuity products with indexed-linked features to align to the treatment of its variable annuity products with GMxB features. In addition, adjustments for variable annuity products with index-linked features previously included within Other adjustments in the calculation of Non-GAAP Operating Earnings are now included with the adjustments for variable annuity products with GMxB features in the broader adjustment category, Variable annuity product features. The presentations of Non-GAAP Operating Earnings in prior periods were revised to reflect this change in definition.
Non-GAAP Operating Earnings equals our consolidated after-tax net income attributable to Holdings adjusted to eliminate the impact of the following items:

•
Items related to Variable annuity product features which include certain changes in the fair value of the derivatives and other securities we use to hedge these features and changes in the fair value of the embedded derivatives reflected within Variable annuity products’ net derivative results;

•	Investment (gains) losses, which includes other-than-temporary impairments of securities, sales or disposals of securities/investments, realized capital gains/losses and valuation allowances;

•	Goodwill impairment, which includes a write-down of goodwill in first quarter of 2017.

•
Net actuarial (gains) losses, which includes actuarial gains and losses as a result of differences between actual and expected experience on pension plan assets or projected benefit obligation during a given period related to pension, other postretirement benefit obligations, and the one-time impact of the settlement of the defined benefit obligation;

•	Other adjustments, which includes restructuring costs related to severance, lease write-offs related to non-recurring restructuring activities, and separation costs; and

•
Income tax expense (benefit) related to the above items and non-recurring tax items, which includes the effect of uncertain tax positions for a given audit period, permanent differences due to goodwill impairment, and the Tax Reform Act.

Because Non-GAAP Operating Earnings excludes the foregoing items that can be distortive or unpredictable, management believes that this measure enhances the understanding of the Company’s underlying drivers of profitability and trends in our business, thereby allowing management to make decisions that will positively impact our business.
We use our prevailing corporate federal income tax rate of 21% in 2018 and 35% in 2017, while taking into account any non-recurring differences for events recognized differently in our financial statements and federal income tax returns as well as partnership income taxed at lower rates when reconciling Net income (loss) attributable to Holdings to Non-GAAP Operating Earnings.

The table below presents a reconciliation of Net income (loss) attributable to Holdings to Non-GAAP Operating Earnings for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Net income (loss) attributable to Holdings	$168	$(290)
Adjustments related to:
Variable annuity product features (1)	212	291
Investment (gains) losses	(102)	24
Goodwill impairment	—	369
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	131	34
Other adjustments	90	(21)
Income tax expense (benefit) related to above adjustments	(63)	(235)
Non-recurring tax items	28	132
Non-GAAP Operating Earnings	$464	$304
(1)    This reconciling item was previously referred to as “GMxB product features”, but is now referred to more broadly as “Variable annuity product features.” See Note 15 to the Notes to Consolidated Financial Statements for details of adjustments related to Variable annuity product features.

Non-GAAP Operating ROC by Segment
We report Non-GAAP Operating ROC by segment for our Individual Retirement, Group Retirement and Protection Solutions segments, which is a non-GAAP financial measure used to evaluate our recurrent profitability on a consolidated basis and by segment, respectively. We calculate Non-GAAP Operating ROC by segment by dividing operating earnings (loss) on a segment basis by average capital on a segment basis, excluding AOCI and NCI, as described below. AOCI fluctuates period-to-period in a manner inconsistent with our underlying profitability drivers as the majority of such fluctuation is related to the market volatility of the unrealized gains and losses associated with our available for sale (“AFS”) securities. Therefore, we believe excluding AOCI is more effective in analyzing the trends of our operations. We do not calculate Non-GAAP Operating ROC by segment for our Investment Management & Research segment because we do not manage that segment from a return of capital perspective. Instead, we use metrics more directly applicable to an asset management business, such as AUM, to evaluate and manage that segment. For Non-GAAP Operating ROC by segment, capital components pertaining directly to specific segments such as DAC along with targeted capital are directly attributed to these segments. Targeted capital for each segment is established using assumptions supporting statutory capital adequacy levels necessary to be considered a going concern. To enhance the ability to analyze these measures across periods, interim periods are annualized. Non-GAAP Operating ROC by segment should not be used as a substitute for ROE.

The following table sets forth Non-GAAP Operating ROC by segment for our Individual Retirement, Group Retirement and Protection Solutions segments for the trailing twelve months ended March 31, 2018.

	Trailing Twelve Months Ended March 31, 2018
	Individual Retirement	Group Retirement	Protection Solutions
	(in millions)
Operating earnings	$1,483	$298	$521
Average capital(1)	6,925	1,262	2,674
Non-GAAP Operating ROC	21.4%	23.6%	19.5%

(1)
For average capital amounts by segment, capital components pertaining directly to specific segments such as DAC along with targeted capital are directly attributed to these segments. Targeted capital for each segment is established using assumptions supporting statutory capital adequacy levels necessary to be considered a going concern.

Non-GAAP Operating Earnings per Share
Non-GAAP Operating EPS is calculated by dividing Non-GAAP Operating Earnings by ending common shares outstanding - diluted. The following table sets forth Non-GAAP Operating EPS for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	(per share amounts)
Net income (loss) attributable to Holdings	$0.30	$(0.52)
Adjustments related to:
Variable annuity product features	0.38	0.52
Investment (gains) losses	(0.18)	0.04
Goodwill impairment	—	0.66
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	0.23	0.06
Other adjustments	0.16	(0.04)
Income tax expense (benefit) related to above adjustments	(0.11)	(0.42)
Non-recurring tax items	0.05	0.24
Non-GAAP Operating Earnings	$0.83	$0.54
Assets Under Management (“AUM”)
AUM means investment assets that are managed by one of our subsidiaries and includes: (i) assets managed by AB, (ii) the assets in our GAIA portfolio and (iii) the Separate Account assets of our Individual Retirement, Group Retirement and Protection Solutions businesses. Total AUM reflects exclusions between segments to avoid double counting.
Assets Under Administration (“AUA”)
AUA includes non-insurance client assets that are invested in our savings and investment products or serviced by our AXA Advisors platform. We provide administrative services for these assets and generally record the revenues received as distribution fees.

Account Value (“AV”)
AV generally equals the aggregate policy account value of our retirement products. General Account AV refers to account balances in investment options that are backed by the General Account while Separate Account AV refers to Separate Account investment assets.
Protection Solutions Reserves
Protection Solutions Reserves equals the aggregate value of Policyholders’ account balances and Future policy benefits for policies in our Protection Solutions segment.
Consolidated Results of Operations
Our consolidated results of operations are significantly affected by conditions in the capital markets and the economy because we offer variable annuity products with GMxB features. These products have been a significant driver of our results of operations. Because the future claims exposure on these products is sensitive to movements in the equity markets and interest rates, we have in place various hedging and reinsurance programs that are designed to mitigate the economic risks of movements in the equity markets and interest rates. The volatility in Net income attributable to Holdings for the periods presented below results from the mismatch between (i) the change in carrying value of the reserves for GMDB and certain GMIB features that do not fully and immediately reflect the impact of equity and interest market fluctuations and (ii) the change in fair value of products with the GMIB feature that has a no-lapse guarantee, and our hedging and reinsurance programs.
As of March 31, 2018 and March 31, 2017, our economic interest in AB was approximately 46.5% and 45.8%, respectively. On April 23, 2018, Holdings purchased (i) 8,160,000 AB Units from Coliseum Reinsurance Company and (ii) all of the issued and outstanding shares of common stock of AXA-IM Holding U.S., Inc., which owns directly 41,934,582 AB Units. As a result of these transactions (collectively, the “AB Reorganization Transactions”), at April 30, 2018, the Company’s economic interest in AB was approximately 65%.
Our indirect, wholly owned subsidiary, AllianceBernstein Corporation, is the General Partner of AB. Accordingly, AB is consolidated in our financial statements, and its results are fully reflected in our consolidated financial statements.

The following table summarizes our consolidated statements of income (loss) for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in millions, except earnings per share amounts)
REVENUES
Policy charges and fee income	$972	$956
Premiums	279	281
Net derivative gains (losses)	(281)	(235)
Net investment income (loss)	591	780
Investment gains (losses), net:
Total other-than-temporary impairment losses	—	(1)
Other investment gains (losses), net	102	(23)
Total investment gains (losses), net	102	(24)
Investment management and service fees	1,055	954
Other income	117	118
Total revenues	2,835	2,830
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	608	1,093
Interest credited to policyholders’ account balances	271	246
Compensation and benefits (includes $40 and $41 of deferred acquisition costs)	620	539
Commissions and distribution related payments (includes $120 and $132 of deferred acquisition costs)	411	395
Interest expense	46	35
Amortization of deferred policy acquisition costs, net (net of capitalization of $160 and $173)	15	(55)
Other operating costs and expenses	494	744
Total benefits and other deductions	2,465	2,997
Income (loss) from continuing operations, before income taxes	370	(167)
Income tax (expense) benefit	(79)	(30)
Net income (loss)	291	(197)
Less: net (income) loss attributable to the noncontrolling interest	(123)	(93)
Net income (loss) attributable to Holdings	$168	$(290)
EARNINGS PER SHARE
Earnings per share - Common stock
Basic	$0.30	$(0.52)
Diluted	$0.30	$(0.52)
Weighted average common shares outstanding	561	561

	Three Months Ended March 31,
	2018	2017
	(in millions, except earnings per share amounts)
Non-GAAP Operating Earnings	$464	$304
Non-GAAP Operating Earnings per share, Basic	$0.83	$0.54
Non-GAAP Operating Earnings per share, Diluted	$0.83	$0.54
The following discussion compares the results for the three months ended March 31, 2018 compared to the comparable 2017 period’s results.
First Quarter 2018 Compared to First Quarter 2017
Net Income Attributable to Holdings
The $458 million increase in Net income attributable to Holdings, to $168 million for the first quarter of 2018 from a Net loss of $290 million for the first quarter of 2017, was primarily driven by the following notable items:

•
Policyholders’ benefits decreased by $485 million, primarily due to a $441 million decrease in our Individual Retirement segment's GMxB reserves not carried at fair value, reflecting positive movement in interest rates in the first quarter of 2018 compared to the first quarter of 2017. The net improvement in GMxB margins was primarily driven by lower hedging losses related to equity (in the first quarter of 2017 equity market strongly increased while it slightly decreased in the first quarter of 2018) and reserve strengthening in 2017. The $41 million decrease in Corporate and Other was mainly driven by favorable claims experience in our Closed Block and assumed reinsurance block.

•	Other investment gains increased by $125 million, primarily due to the sale of fixed maturity securities, mainly U.S. Treasury securities.

•
Investment management and service fees increased by $102 million mainly driven by our Investment Management and Research segment, mainly due to higher base fees reflecting an increase in average AUM of 13% and a 2% increase in the overall portfolio return rate.

•	Policy charges and fee income increased by $16 million due to higher average account values from net flows and higher equity markets.

•
Other operating costs and expenses decreased by $250 million mainly due to a $369 million non-recurring goodwill impairment charge in the first quarter of 2017 resulting from the Company’s adoption of new accounting guidance for goodwill on January 1, 2017, partly offset by higher IPO related separation costs.

Partially offsetting this increase were the following notable items:

•	Decrease in Net investment income of $189 million, mainly due to a change in market value of trading securities primarily driven by an increase in interest rates.

•
Amortization of deferred acquisition costs, net increased by $70 million, mainly driven by our Protection Solutions and Individual Retirement segments, and Corporate and Other. DAC amortization in the Protection Solutions segment increased by $38 million, due to a $40 million increase in amortization before capitalization as we have remained in a loss recognition position in the first quarter of 2018 (loss recognition position started in the fourth quarter of 2017), which results in higher amortization. DAC amortization in our Individual Retirement segment was $13 million higher mainly due to $15 million lower capitalization due to a shift in sales towards SCS.

•	Interest credited to policyholders’ account balances increased by $25 million, mainly driven by higher SCS AV in our Individual Retirement segment and Corporate and Other.

•	Net derivative losses increased by $46 million driven by higher losses in our GMxB book carried at fair value and a change in market value of our freestanding derivatives.

•
Income tax expense increased by $49 million driven by an increase in pre-tax earnings partially offset by a lower effective tax rate due to the Tax Reform Act as well as the permanent differences of a one-time goodwill impairment in the first quarter of 2017.

•	Compensation and benefits increased by $81 million mainly due to the settlement of the pension benefit obligation of $100 million.
Non-GAAP Operating Earnings
Non-GAAP Operating Earnings increased by $160 million to $464 million during the first quarter of 2018 from $304 million in the first quarter of 2017, primarily driven by the following notable items:

•
Policyholders’ benefits decreased by $500 million primarily due to a $456 million decrease in our Individual Retirement segment and a $41 million decrease in Corporate and Other. The improvement in Individual Retirement was mainly driven by a $462 million decrease in GMxB reserves due to higher interest rates in the first quarter of 2018, offset by $384 million higher GMxB derivatives losses included in Investment gains (losses). The net improvement in GMxB margins was primarily driven by reserve strengthening in 2017. The $41 million improvement in Corporate and Other was mainly from favorable claims experience in our Closed Block and assumed reinsurance block.

•
Investment management and service fees increased by $179 million mainly driven by our Investment Management and Research segment, mainly due to higher base fees reflecting an increase in average AUM of 13% and a 2% increase in the overall portfolio return rate.

•	Policy charges, fee income and premiums increased by $13 million, due to higher average AV from net flows and higher equity markets.

•	Net investment income increased by $13 million mainly due to the GA portfolio rebalancing.
Partially offsetting this increase were the following notable items:

•	Interest expense increased by $14 million, primarily driven by higher cost of borrowings through securities repurchase agreements and higher interest rates in floating rate internal debt.

•
Amortization of DAC, net increased by $52 million, mainly due to our Protection Solutions and Individual Retirement segments. DAC amortization in the Protection Solutions segment increased by $42 million, due to a $44 million increase in amortization before capitalization, as we have remained in a loss recognition position in the first quarter of 2018 (loss recognition position started in the fourth quarter of 2017), which results in higher amortization. DAC amortization in our Individual Retirement segment was $7 million higher mainly due to $15 million lower capitalization due to a shift in sales towards SCS.

•
Higher Compensation, benefits, and other operating cost of $77 million, mainly due to an increase of $67 million in the Investment Management & Research segment, including $43 million related to the impact of adopting the new revenue recognition standard (ASC 606) in 2018, higher promotion and servicing of $17 million, higher incentive compensation and higher base compensation, which resulted from higher fringe benefits and higher commissions. Other operating expenses excluding the Investment Management & Research segment were slightly lower resulting from productivity programs.

•	Interest credited to policyholders’ account balances increased by $25 million mainly from higher SCS AV in Individual Retirement, and from Corporate and Other.

•	Income tax expense decreased by $20 million driven by a lower effective tax rate due to the Tax Reform Act.

Results of Operations by Segment
We manage our business through the following four segments: Individual Retirement, Group Retirement, Investment Management and Research, and Protection Solutions. We report certain activities and items that are not included in our four segments in Corporate and Other. The following section presents our discussion of Operating earnings (loss) by segment and AUM and AV by segment, as applicable. Consistent with U.S. GAAP guidance for segment reporting, operating earnings (loss) is our U.S. GAAP measure of segment performance. See Note 15 of Notes to Consolidated Financial Statements for further information on the Company’s segments.
For interim reporting periods in 2018 and 2017, the Company calculates income tax expense using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The tax expense calculated using the ETR is allocated to the Company’s business segments based on the proportion of each segment’s pre-tax Operating earnings (loss) to Non-GAAP Operating Earnings. Each business segment is also allocated its portion of any permanent tax items.
The following table summarizes Operating earnings (loss) by segment and Corporate and Other for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Operating earnings (loss):
Individual Retirement	$360	$202
Group Retirement	76	59
Investment Management and Research	81	32
Protection Solutions	23	39
Total segment operating earnings	540	332
Corporate and Other	(76)	(28)
Non-GAAP Operating Earnings	$464	$304

Individual Retirement
The Individual Retirement segment includes our variable annuity products which primarily meet the needs of individuals saving for retirement or seeking retirement income.
The following table summarizes Operating earnings of our Individual Retirement segment for the periods presented:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Operating earnings	$360	$202

Key components of Operating earnings are:

REVENUES
Policy charges, fee income and premiums	$540	$519
Net investment income	228	177
Investment gains (losses), net including derivative gains (losses)	(227)	140
Investment management, service fees and other income	188	183
Segment revenues	729	1,019
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	5	461
Interest credited to policyholders’ account balances	59	47
Commissions and distribution related payments(1)	144	158
Amortization of deferred policy acquisition costs, net(2)	(47)	(54)
Compensation, benefits, interest expense and other operating costs and expenses(3)	121	128
Segment benefits and other deductions	$282	$740
(1) Includes $72 million and $84 million of deferred policy acquisition costs.
(2) Net of capitalization of $87 million and $102 million.
(3) Includes $15 million and $18 million of deferred policy acquisition costs.

The following table summarizes AV for our Individual Retirement segment as of the dates indicated:

	March 31, 2018	December 31, 2017
	(in millions)
AV
General Account	$19,480	$19,059
Separate Accounts	82,310	84,364
Total AV	$101,790	$103,423

The following table summarizes a roll forward of AV for our Individual Retirement segment for the periods indicated:

	March 31, 2018	March 31, 2017
	(in millions)
Balance as of beginning of period	$103,423	$93,604
Gross premiums	1,787	2,010
Surrenders, withdrawals and benefits	(2,249)	(1,797)
Net flows	(462)	213
Investment performance, interest credited and policy charges	(1,171)	2,862
Balance as of end of period	$101,790	$96,679
First Quarter of 2018 Compared to First Quarter of 2017 for the Individual Retirement Segment
Operating earnings
Operating earnings increased $158 million to $360 million in the first quarter of 2018 from $202 million in the first quarter of 2017 primarily attributable to the following:

•
A net increase in Operating earnings of $78 million due to higher GMxB results from reserve strengthening in 2017. Higher interest rates were the primary driver of a $462 million decrease in GMxB Policyholders’ benefits which was partially offset by GMxB Net derivative losses of $384 million.

•	Increase in Net investment income of $51 million, resulting from higher asset balances mainly driven by SCS sales.

•	Increase in remaining Revenues of $26 million due to higher average Separate Account AV, primarily due to positive market performance in 2017 and higher premium income from payout annuities.

•	A decrease in Commissions and distribution related payments of $14 million due to strong sales in the first quarter of 2017 in advance of the implementation of the DOL Rule.
The increase was partially offset by:

•	An increase in Amortization of DAC, net of $7 million primarily driven by $15 million lower DAC capitalization as a result of lower sales and a product shift towards SCS.

•	An increase in Income tax expense of $9 million due to higher pre-tax operating earnings, partially offset by a lower effective tax rate due to the Tax Reform Act.
Net Flows and AV

•	The increase in AV of $5.1 billion year-over-year was driven by market appreciation.

•
Net outflows were $462 million, primarily driven by $1.0 billion of outflows on our older fixed GMxB block which were partially offset by $579 million of inflows on our newer less capital intensive products.

Group Retirement
The Group Retirement segment offers tax-deferred investment and retirement plans sponsored by educational entities, municipalities and not-for-profit entities as well as small and medium-sized businesses.

The following table summarizes Operating earnings of our Group Retirement segment for the periods presented:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Operating earnings	$76	$59

Key components of Operating earnings are:

REVENUES
Policy charges, fee income and premiums	$64	$59
Net investment income	131	130
Investment gains (losses), net including derivative gains (losses)	(1)	(5)
Investment Management, service fees and other income	44	43
Segment Revenues	238	227
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	—	—
Interest credited to policyholders’ account balances	70	71
Commissions and distribution related payments(1)	24	23
Amortization of deferred policy acquisition costs, net(2)	(11)	(11)
Compensation, benefits, interest expense and other operating costs and expenses(3)	62	62
Segment benefits and other deductions	$145	$145
(1) Includes $14 million and $12 million of deferred policy acquisition costs.
(2) Net of capitalization of $22 million and $21 million.
(3) Includes $8 million and $9 million of deferred policy acquisition costs.

The following tables summarize AV for our Group Retirement Segment as of the dates indicated:

	March 31, 2018	December 31, 2017
	(in millions)
AV
General Account	$11,393	$11,319
Separate Accounts	22,525	22,587
Total AV	$33,918	$33,906

The following table summarizes a roll-forward of AV for our Group Retirement segment for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Balance as of beginning of period	$33,906	$30,138
Gross premiums	837	824
Surrenders, withdrawals and benefits	(736)	(769)
Net flows	101	55
Investment performance, interest credited and policy charges	(89)	975
Balance as of end of period	$33,918	$31,168
First Quarter of 2018 Compared to First Quarter of 2017 for the Group Retirement Segment
Operating earnings
Operating earnings increased $17 million to $76 million for the first quarter of 2018 from $59 million in the first quarter of 2017.
The increase is primarily attributable to the following:

•	Higher fee income from Policy charges, fee income and premiums and Investment management, service fees and other income of $6 million due to positive net flows and equity market performance.

•	A decrease in Income tax expense of $6 million due to a lower effective tax rate as a result of the Tax Reform Act.
Net Flows and AV

•	The increase in AV of $2.8 billion from the first quarter of 2018 was primarily due to market appreciation and positive net flows.

•
Net flows were $101 million, a $46 million increase for the first quarter of 2018, driven primarily by a $13 million increase in Gross premiums and a reduction of $33 million in Surrenders and withdrawals.

Investment Management and Research
The Investment Management and Research segment provides diversified investment management, research and related services to a broad range of clients around the world. Operating earnings (loss) presented here represents our March 31, 2018 economic interest, net of tax, in AB of approximately 46.5%. Giving effect to the AB Reorganization Transactions that occurred on April 23, 2018, our current economic interest in AB at April 30, 2018 was approximately 64.8%.

The following table summarizes Operating earnings of our Investment Management and Research segment for the periods presented:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Operating earnings	$81	$32

Key components of Operating earnings are:

REVENUES
Policy charges, fee income and premiums	$—	$—
Net investment income	3	19
Investment gains (losses), net including derivative gains (losses)	2	(10)
Investment Management, service fees and other income	904	734
Segment Revenues	909	743
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	—	—
Interest credited to policyholders’ account balances	—	—
Commissions and distribution related payments	110	96
Amortization of deferred policy acquisition costs, net	—	—
Compensation, benefits, interest expense and other operating costs and expenses	564	497
Segment benefits and other deductions	$674	$593
Changes in AUM in the Investment Management and Research segment for the periods presented were as follows:

	Three Months Ended March 31,
	2018	2017
	(in billions)
Balance as of beginning of period	$554.5	$480.2
Long-term flows:
Sales/new accounts	34.1	19.0
Redemptions/terminations	(31.2)	(18.4)
Cash flow/unreinvested dividends	(5.3)	(0.8)
Net long-term (outflows) inflows	(2.4)	(0.2)
Market appreciation (depreciation)	(2.6)	17.9
Net change	(5.0)	17.7
Balance as of end of period	$549.5	$497.9

Average AUM in the Investment Management and Research segment for the periods presented by distribution channel and investment services were as follows:

	Three Months Ended March 31,
	2018	2017
	(in billions)
Distribution Channel:
Institutions	$269.3	$243.8
Retail	194.0	164.9
Private Wealth Management	93.8	82.5
Total	$557.1	$491.2
Investment Service:
Equity Actively Managed	$142.9	$115.7
Equity Passively Managed(1)	54.3	48.7
Fixed Income Actively Managed – Taxable	243.3	226.0
Fixed Income Actively Managed – Tax-exempt	40.6	37.3
Fixed Income Passively Managed(1)	10.0	11.1
Other(2)	66.0	52.4
Total	$557.1	$491.2
(1)    Includes index and enhanced index services.
(2)    Includes multi-asset solutions and services, and certain alternative investments.

First Quarter of 2018 Compared to First Quarter of 2017 for the Investment Management and Research Segment
Operating earnings
Operating earnings increased $49 million in the first quarter of 2018 to $81 million from $32 million in the first quarter of 2017 primarily attributable to the following:

•
Increase in Investment management, service fees, and other income of $170 million primarily due to higher base fees of $75 million resulting from a 13% increase in average AUM and a 2% increase in the overall portfolio rate. Operating earnings includes an increase in revenues of $78 million from the impact of adopting the new revenue recognition standard (ASC 606) in 2018.

•	Income tax expense decreased $8 million driven by a lower effective tax rate due to the Tax Reform Act.
This increase was partially offset by the following:

•
Higher Compensation, benefits, interest expense and other operating costs of $67 million, including $43 million related to the impact of adoption of revenue recognition standard (ASC 606) in 2018, higher promotion and servicing expenses of $17 million, higher incentive compensation, higher base compensation, higher fringe benefits and higher commissions.

Long-Term Net Flows and AUM

•
Total AUM as of March 31, 2018 was $549.5 billion, up $51.6 billion, or 10%, compared to first quarter of 2017. The increase was driven by market appreciation of $40.7 billion and net flows of $10.9 billion (primarily due to Retail and Institutional inflows of $8.7 billion).

Protection Solutions
The Protection Solutions segment includes our life insurance and employee benefits businesses. We provide a targeted range of products aimed at serving the financial needs of our clients throughout their lives, including Variable Universal Life (“VUL”), IUL and term life products. In 2015, we entered the employee benefits market and currently offer a suite of dental, vision, life, as well as short- and long-term disability insurance products to small and medium-size businesses. In recent years, we have refocused our product offering and distribution towards less capital intensive, higher return accumulation and protection products. We plan to improve our operating earnings over time through earnings generated from sales of our repositioned product portfolio and by proactively managing and optimizing our in-force book.
The following table summarizes Operating earnings (loss) of our Protection Solutions segment for the periods presented:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Operating earnings (loss)	$23	$39

Key components of Operating earnings are:

REVENUES
Policy charges, fee income and premiums	$535	$529
Net investment income	220	208
Investment gains (losses), net including derivative gains (losses)	(1)	—
Investment management, service fees and other income	55	52
Segment Revenues	809	789
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	409	412
Interest credited to policyholders’ account balances	122	116
Commissions and distribution related payments(1)	66	68
Amortization of deferred policy acquisition costs, net(2)	71	29
Compensation, benefits, interest expense and other operating costs and expenses(3)	114	109
Segment benefits and other deductions	$782	$734
(1) Includes $34 million and $36 million of deferred policy acquisition costs.
(2) Net of capitalization of $51 million and $50 million.
(3) Includes $17 million and $14 million of deferred policy acquisition costs.

The following table summarizes Protection Solutions Reserves for our Protection Solutions segment as of the dates indicated:

	March 31, 2018	December 31, 2017
	(in millions)
Protection Solutions Reserves(1)
General Account	$16,128	$16,007
Separate Accounts	12,396	12,643
Total Protection Solutions Reserves	$28,524	$28,650

(1)	Does not include Protection Solutions Reserves for our employee benefits business as it is a start-up business and therefore has immaterial in-force policies.
The following table presents our in-force face amounts for the periods indicated, respectively, for our individual life insurance products:

	March 31, 2018	December 31, 2017
	(in billions)
In-force Face Amounts for Protection Solutions(1)
Universal life(2)	$58.3	$59.0
Indexed universal life	21.0	20.5
Variable universal life(3)	128.5	128.9
Term	234.7	235.9
Whole life	1.6	1.6
Total in-force face amount	$444.1	$445.9

(1)	Includes individual life insurance and does not include employee benefits as it is a start-up business and therefore has immaterial in-force policies.

(2)	Universal Life includes Guaranteed Universal Life.

(3)	Variable Universal Life includes VL and COLI.

First Quarter of 2018 Compared to the First Quarter of 2017 for the Protection Solutions Segment
Operating earnings (loss)
Operating earnings decreased $16 million to $23 million in the first quarter of 2018 from $39 million in the first quarter of 2017 primarily attributable to the following:

•
Amortization of DAC, net increased by $42 million, due to a $44 million increase in DAC amortization before capitalization, as we have remained in a loss recognition position in the first quarter of 2018 (loss recognition position started in the fourth quarter of 2017) which results in higher amortization.

•	Increase of $6 million in Interest credited to policyholders' account balances mainly due to higher AV in our Indexed Universal Life products.

This decrease was partially offset by the following:

•	Increase in Net investment income of $12 million due to the General Account portfolio rebalancing and higher asset balances.

•	Increase of $6 million in Policy charges, fee income and premiums, mainly due to an increase in cost of insurance charges.

•	Increase of $3 million in Investment management, service fees, and other income, mainly due to higher Separate Account reserves.

•	Decrease in income tax expense of $12 million due to a lower effective tax rate as a result of the Tax Reform Act.
Corporate and Other
Corporate and Other includes certain of our financing and investment expenses. It also includes: AXA Advisors broker-dealer business, the Closed Block, run-off variable annuity reinsurance business, run-off group pension business, run-off health business, benefit plans for our employees, certain strategic investments and certain unallocated items, including capital and related investments, interest expense and corporate expense. AB’s results of operations are reflected in the Investment Management and Research segment. Accordingly, Corporate and Other does not include any items applicable to AB.
The following table summarizes Operating earnings (loss) of Corporate and Other for the periods presented:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Operating earnings (loss)	$(76)	$(28)

General Account Investment Assets Portfolio
The GAIA portfolio and investment results support the insurance and annuity liabilities of our Individual Retirement, Group Retirement and Protection Solutions businesses. Our GAIA portfolio investment strategy seeks to achieve sustainable risk-adjusted returns by focusing on principal preservation, investment return, duration and liquidity requirements by product class and the diversification of risks. Investment activities are undertaken according to investment policy statements that contain internally established guidelines and are required to comply with applicable laws and insurance regulations. Risk tolerances are established for credit risk, market risk, liquidity risk and concentration risk across types of issuers and asset classes that seek to mitigate the impact of cash flow variability arising from these risks.
The GAIA portfolio consists largely of investment grade fixed maturities and short-term investments, commercial and agricultural mortgage loans, below investment grade fixed maturities, alternative investments and other instruments. Fixed maturities include publicly issued corporate bonds, government bonds, privately placed notes and bonds, bonds issued by states and municipalities, mortgage-backed securities and asset-backed securities.
As part of our asset and liability management strategies, we maintain a weighted average duration for our GAIA portfolio that is within an acceptable range of the estimated duration of our liabilities given our risk appetite and hedging programs. The GAIA portfolio includes credit derivatives to replicate exposure to individual securities or pools of securities as a means of achieving credit exposure similar to bonds of the underlying issuer(s) more efficiently. In addition, from time to time we use derivatives for hedging purposes to reduce our exposure to equity markets, interest rates and credit spreads.

Investment portfolios are primarily managed by legal entity with dedicated portfolios for certain blocks of business.  For portfolios that back multiple product groups, investment results are allocated to business segments.
The following tables reconcile the consolidated balance sheet asset and liability amounts to GAIA.
General Account Investment Assets
March 31, 2018

	GAIA		Other(1)	Balance Sheet Total
	(in millions)
Balance Sheet Captions:
Fixed maturities, available for sale, at fair value	$43,953		$(469)	$43,484
Mortgage loans on real estate	11,333		—	11,333
Policy Loans	3,776		—	3,776
Real Estate held for production of income	52		—	52
Other equity investments	1,128		130	1,258
Other invested assets	170		3,891	4,061
Sub-total investments	60,412		3,552	63,964
Trading Securities	12,907	(2)	2,012	14,919
Total investments	73,319		5,564	78,883
Cash and cash equivalents	4,220		1,871	6,091
Repurchase and funding agreements(3)	(4,397)		—	(4,397)
Total	$73,142		$7,435	$80,577

(1)
Assets listed in the “Other” category principally consist of our loans to affiliates and other miscellaneous assets or liabilities related to GAIA that are reclassified from various balance sheet lines held in portfolios other than the General Account and which are not managed as part of GAIA, including: (i) related accrued income or expense, (ii) certain reclassifications and intercompany adjustments, (iii) certain trading securities that are associated with hedging programs for variable annuity products with guarantee features, (iv) assets and income of AB and (v) for fixed maturities, the reversal of net unrealized gains (losses). The “Other” category is deducted in arriving at GAIA.

(2)	Primarily related to SCS and consists of corporate bonds (83%), U.S. Treasury securities (6%), other government securities (10%) and other trading securities (1%).

(3)
Includes Securities purchased under agreements to resell, Securities sold under agreements to repurchase and Federal Home Loan Bank funding agreements which are reported in policyholders’ account balances.

General Account Investment Assets
December 31, 2017

Balance Sheet Captions:	GAIA		Other(1)	Balance Sheet Total
	(in millions)
Fixed maturities, available for sale, at fair value	$45,751		$1,190	$46,941
Mortgage loans on real estate	10,952		—	10,952
Policy loans	3,819		—	3,819
Real estate held for the production of Income	390		—	390
Other equity investments	1,264		128	1,392
Other invested assets	25		4,093	4,118
Subtotal investment assets	$62,201		$5,411	$67,612
Trading securities	12,050	(2)	2,120	14,170
Total investments	$74,251		$7,531	$81,782
Cash and cash equivalent	4,539		275	4,814
Repurchase and funding agreements(3)	(4,382)		—	(4,382)
Total	$74,408		$7,806	$82,214

(1)
Assets listed in the “Other” category principally consist of our loans to affiliates and other miscellaneous assets or liabilities related to GAIA that are reclassified from various balance sheet lines held in portfolios other than the General Account and which are not managed as part of GAIA, including: (i) related accrued income or expense, (ii) certain reclassifications and intercompany adjustments, (iii) certain trading securities that are associated with hedging programs for variable annuity products with guarantee features, (iv) assets and income of AB and (v) for fixed maturities, the reversal of net unrealized gains (losses). The “Other” category is deducted in arriving at GAIA.

(2)	Primarily related to SCS and consists of corporate bonds (83%), U.S. Treasury securities (8%), other government securities (8%) and other trading securities (1%).

(3)
Includes Securities purchased under agreements to resell, Securities sold under agreements to repurchase and Federal Home Loan Bank funding agreements which are reported in policyholders’ account balances.

Investment Results of General Account Investment Assets
The following table summarizes investment results by asset category for the periods indicated.

	Three Months Ended, March 31,				Year Ended December 31, 2017
	2018		2017
	Yield	Amount	Yield	Amount
	(Dollars in millions)
Fixed Maturities(1):
Investment grade
Income (loss)	3.64%	$396	3.67%	$374	$1,515
Ending assets		42,620		40,970	44,384
Below investment grade
Income (loss)	6.52%	22	7.32%	30	113
Ending assets		1,333		1,646	1,367
Mortgages:
Income (loss)	4.18%	116	4.66%	116	454
Ending assets		11,333		10,197	10,952
Real Estate Held for Production of Income:
Interest expense and other	(1.91)%	(4)	(1.19)%	(1)	2
Ending assets (liabilities)		52		56	390
Other Equity Investments(2):
Income (loss)	12.59%	41	12.76%	41	169
Ending assets		1,298		1,410	1,289
Policy Loans:
Income (loss)	5.71%	54	5.76%	55	221
Ending assets		3,776		3,818	3,819
Cash and Short-term Investments:
Income (loss)	0.71%	8	0.67%	6	32
Ending assets		4,220		2,881	4,539
Repurchase and Funding agreements:
Interest expense and other		(9)		(4)	(21)
Ending (liabilities)		(4,397)		(3,790)	(4,382)
Total Invested Assets:
Income (loss)	4.07%	624	4.28%	617	2,485
Ending assets		60,235		57,188	62,358
Trading Securities:
Income (loss)	(0.94)%	(29)	5.19%	119	231
Ending assets		12,907		9,689	12,050
Total:
Investment Income (loss)	3.22%	595	4.42%	736	2,716

Less: investment fees	(0.10)%	(18)	(0.11)%	(18)	(68)
Investment Income, Net	3.12%	$577	4.31%	$718	$2,648
Ending Net Assets		$73,142		$66,877	$74,408

(1)	Fixed Maturities Investment Grade and Below Investment Grade are based on Moody’s Equivalent ratings.

(2)	Includes, as of March 31, 2018 and December 31, 2017, respectively, $170 million, and $25 million of other invested assets.

Fixed Maturities
The fixed maturity portfolio consists largely of investment grade corporate debt securities and includes significant amounts of U.S. government and agency obligations. The limited below investment grade securities in the GAIA portfolio consist of “fallen angels” originally purchased as investment grade, as well as short duration public high yield and loans to middle market companies. At March 31, 2018 and December 31, 2017, respectively, 79.5% and 81.1% of the fixed maturity portfolio was publicly traded.
Fixed Maturities by Industry
The following table sets forth these fixed maturities by industry category as of the dates indicated along with their associated gross unrealized gains and losses.

Fixed Maturities by Industry(1)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total (%)
	(in millions)
At March 31, 2018:
Corporate Securities:
Finance	$6,064	$113	$60	$6,117	14%
Manufacturing	8,026	166	133	8,059	18%
Utilities	4,206	134	75	4,265	10%
Services	3,639	78	55	3,662	8%
Energy	2,084	66	36	2,114	5%
Retail and wholesale	1,365	20	21	1,364	3%
Transportation	1,078	36	24	1,090	2%
Other	145	5	1	149	—%
Total corporate securities	26,607	618	405	26,820	60%
U.S. government and agency	14,757	387	506	14,638	34%
Residential mortgage-backed(2)	614	16	3	627	1%
Preferred stock	473	44	4	513	1%
State & municipal	422	56	1	477	1%
Foreign governments	405	23	9	419	1%
Asset-backed securities	675	4	4	675	2%
Total	$43,953	$1,148	$932	$44,169	100%
At December 31, 2017
Corporate Securities:
Finance	$5,824	$200	$7	$6,017	13%
Manufacturing	7,546	289	15	7,820	17%
Utilities	4,032	210	13	4,229	9%
Services	3,307	130	15	3,422	7%
Energy	1,980	101	9	2,072	4%
Retail and wholesale	1,404	36	3	1,437	3%
Transportation	957	58	3	1,012	2%
Other	128	7	—	135	—%
Total corporate securities	25,178	1,031	65	26,144	55%
U.S. government and agency	17,744	1,000	251	18,493	39%
Residential mortgage-backed(2)	797	22	1	818	2%
Preferred stock	470	43	1	512	1%
State & municipal	422	67	—	489	1%
Foreign governments	395	29	5	419	1%
Asset-backed securities	745	5	1	749	1%
Total	$45,751	$2,197	$324	$47,624	100%

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

(2)	Includes publicly traded agency pass-through securities and collateralized obligations.

Fixed Maturities Credit Quality
The Securities Valuation Office (“SVO”) of the NAIC evaluates the investments of insurers for regulatory reporting purposes and assigns fixed maturity securities to one of six categories (“NAIC Designations”). NAIC Designations of “1” or “2” include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody’s or BBB- or higher by Standard & Poor’s. NAIC Designations of “3” through “6” are referred to as below investment grade, which include securities rated Ba1 or lower by Moody’s and BB+ or lower by Standard & Poor’s. As a result of time lags between the funding of investments and the completion of the SVO filing process, the fixed maturity portfolio typically includes securities that have not yet been rated by the SVO as of each balance sheet date. Pending receipt of SVO ratings, the categorization of these securities by NAIC Designation is based on the expected ratings indicated by internal analysis.
The amortized cost of the General Accounts’ public and private below investment grade fixed maturities totaled $1.1 billion, or 2.4% of the total fixed maturities at March 31, 2018 and $1.1 billion, or 2.5%, of the total fixed maturities at December 31, 2017. Gross unrealized losses on public and private fixed maturities increased from $324 million in 2017 to $932 million in first quarter of 2018. Below investment grade fixed maturities represented 2.5% and 5.6% of the gross unrealized losses at March 31, 2018 and December 31, 2017, respectively.

Public Fixed Maturities Credit Quality.
The following table sets forth the General Account’s public fixed maturities portfolio by NAIC rating at the dates indicated.
Public Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

		(in millions)
At March 31, 2018:
1	Aaa, Aa, A	$26,432	$713	$690	$26,455
2	Baa	8,127	288	123	8,292
	Investment grade	34,559	1,001	813	34,747

3	Ba	250	1	1	250
4	B	120	—	6	114
5	C and lower	4	—	—	4
6	In or near default	3	—	—	3
	Below investment grade	377	1	7	371
Total Public Fixed Maturities		$34,936	$1,002	$820	$35,118

At December 31, 2017
1	Aaa, Aa, A	$29,137	$1,506	$274	$30,369
2	Baa	7,521	434	10	7,945
	Investment grade	36,658	1,940	284	38,314
3	Ba	304	5	6	303
4	B	119	—	1	118
5	C and lower	3	—	—	3
6	In or near default	9	—	—	9
	Below investment grade	435	5	7	433
Total Public Fixed Maturities		$37,093	$1,945	$291	$38,747

(1)
Includes, as of March 31, 2018 and December 31, 2017, respectively, two securities with amortized cost of $4 million (fair value of $4 million) and two securities with amortized cost of $14 million (fair value of $14 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

Private Fixed Maturities Credit Quality.
The following table sets forth the General Account’s private fixed maturities portfolios by NAIC rating at the dates indicated.
Private Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
At March 31, 2018:
1	Aaa, Aa, A	$4,638	$71	$44	$4,665
2	Baa	3,683	71	52	3,702
	Investment grade	8,321	142	96	8,367
3	Ba	346	1	6	341
4	B	331	1	10	322
5	C and lower	18	—	—	18
6	In or near default	1	2	—	3
	Below investment grade	696	4	16	684
Total Private Fixed Maturities		$9,017	$146	$112	$9,051

At December 31, 2017:
1	Aaa, Aa, A	$4,356	$122	$12	$4,466
2	Baa	3,610	123	10	3,723
	Investment grade	7,966	245	22	8,189
3	Ba	358	2	4	356
4	B	315	2	7	310
5	C and lower	17	1	—	18
6	In or near default	2	2	—	4
	Below investment grade	692	7	11	688
Total Private Fixed Maturities		$8,658	$252	$33	$8,877

(1)
Includes, as of March 31, 2018 and December 31, 2017, respectively, 23 securities with amortized cost of $377 million (fair value, $368 million) and 24 securities with amortized cost of $541 million (fair value, $543 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

Corporate Fixed Maturities Credit Quality.
The following table sets forth the General Account’s public and private holdings of corporate fixed maturities by NAIC rating at the dates indicated.
Corporate Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
At March 31, 2018:
1	Aaa, Aa, A	$14,329	$300	$214	$14,415
2	Baa	11,211	313	168	11,356
	Investment grade	25,540	613	382	25,771

3	Ba	594	2	8	588
4	B	449	1	15	435
5	C and lower	21	—	—	21
6	In or near default	2	2	—	4
	Below investment grade	1,066	5	23	1,048
Total Corporate Fixed Maturities		$26,606	$618	$405	$26,819

At December 31, 2017:
1	Aaa, Aa, A	$13,517	$508	$29	$13,996
2	Baa	10,543	510	19	11,034
	Investment grade	24,060	1,018	48	25,030
3	Ba	660	7	9	658
4	B	432	3	8	427
5	C and lower	19	—	—	19
6	In or near default	7	3	—	10
	Below investment grade	1,118	13	17	1,114
Total Corporate Fixed Maturities		$25,178	$1,031	$65	$26,144

(1)
Includes, as of March 31, 2018 and December 31, 2017, respectively, 24 securities with amortized cost of $310 million (fair value, $304 million) and 25 securities with amortized cost of $484 million (fair value, $484 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

Asset-backed Securities
As of March 31, 2018, the amortized cost and fair value of asset backed securities held were $675 million and $675 million, respectively. As of December 31, 2017, the amortized cost and fair value of asset-backed securities held were $745 million and $749 million, respectively.

Commercial Mortgage-backed Securities
At March 31, 2018 and December 31, 2017 there were no General Account commercial mortgage-backed securities outstanding.
Mortgages
Investment Mix
As of March 31, 2018 and December 31, 2017, respectively, approximately 13.3% and 12.7%, respectively, of invested assets were in commercial and agricultural mortgage loans. The table below shows the composition of the commercial and agricultural mortgage loan portfolio, before the loss allowance, as of the dates indicated.

	March 31, 2018	December 31, 2017
	(in millions)
Commercial mortgage loans	$8,755	$8,386
Agricultural mortgage loans	2,585	2,574
Total mortgage loans	$11,340	$10,960
The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The tables below show the breakdown of the amortized cost of the General Account’s investments in mortgage loans by geographic region and property type as of the dates indicated.

Mortgage Loans by Region and Property Type

	March 31, 2018		December 31, 2017
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
By Region:
U.S. Regions:
Pacific	$3,308	29.2%	$3,264	29.8%
Middle Atlantic	3,108	27.4	2,958	27.0
South Atlantic	1,266	11.2	1,096	10.0
East North Central	929	8.2	917	8.4
Mountain	812	7.1	800	7.3
West North Central	769	6.8	778	7.1
West South Central	507	4.5	499	4.5
New England	459	4.0	460	4.2
East South Central	182	1.6	188	1.7
Total Mortgage Loans	$11,340	100.0%	$10,960	100.0%
By Property Type:
Office Buildings	$3,767	33.2%	$3,639	33.2%
Apartment Complexes	3,200	28.2	3,014	27.5
Agricultural properties	2,585	22.8	2,574	23.5
Retail stores	695	6.1	647	5.9
Hospitality	426	3.8	417	3.8
Industrial	325	2.9	326	3.0
Other	342	3.0	343	3.1
Total mortgage loans	$11,340	100.0%	$10,960	100.0%
As of March 31, 2018 and December 31, 2017, respectively, the General Account investments in commercial mortgage loans had a weighted average loan-to-value ratio of 59% and 59%, respectively, while the agricultural mortgage loans weighted average loan-to-value ratio was 46% and 46%, respectively.

The following tables provide information relating to the loan-to-value and debt service coverage ratios for commercial and agricultural mortgage loans as of March 31, 2018 and December 31, 2017, respectively. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.
Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
March 31, 2018

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(in millions)
0% - 50%	$1,012	$174	$597	$569	$321	$29	$2,702
50% - 70%	4,588	689	1,341	759	406	48	7,831
70% - 90%	169	110	144	330	27	—	780
90% plus	—	—	27	—	—	—	27
Total commercial and agricultural mortgage loans	$5,769	$973	$2,109	$1,658	$754	$77	$11,340

(1)	The debt service coverage ratio is calculated using actual results from property operations.

(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

December 31, 2017

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(in millions)
0% - 50%	$1,031	$149	$595	$589	$316	$30	$2,710
50% - 70%	4,199	728	1,293	787	366	49	7,422
70% - 90%	169	110	196	276	50	—	801
90% plus	—	—	27	—	—	—	27
Total commercial and agricultural mortgage loans	$5,399	$987	$2,111	$1,652	$732	$79	$10,960

(1)	The debt service coverage ratio is calculated using actual results from property operations.

(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

The tables below show the breakdown of the commercial and agricultural mortgage loans by year of origination at March 31, 2018 and December 31, 2017, respectively.
Mortgage Loans by Year of Origination

	March 31, 2018
Year of Origination	Amortized Cost	% of Total
	(in millions)
2018	$391	3.5%
2017	2,043	18.0
2016	3,305	29.1
2015	1,556	13.7
2014	1,174	10.4
2013 and prior	2,871	25.3
Total mortgage loans	$11,340	100.0%

	December 31, 2017
Year of Origination	Amortized Cost	% of Total
	(in millions)
2017	$2,026	18.5%
2016	3,298	30.1
2015	1,551	14.2
2014	1,170	10.7
2013	1,485	13.5
2012 and prior	1,430	13.0
Total mortgage loans	$10,960	100.0%
At March 31, 2018 and December 31, 2017, respectively, $66 million and $49 million of mortgage loans were classified as problem loans while $0 million and $0 million were classified as potential problem loans.
Valuation allowances for the commercial mortgage loan portfolio were related to loan specific reserves. The following table sets forth the change in valuation allowances for the commercial mortgage loan portfolio as of the dates indicated. There were no valuation allowances for agricultural mortgages at March 31, 2018 and March 31, 2017.
Commercial Mortgage Loans

	2018	2017
Allowance for credit losses:	(in millions)
Beginning Balance, January 1	$8	$8
Charge-offs	—	—
Recoveries	(1)	—
Provision	—	—
Ending Balance, March 31	$7	$8
Ending Balance, March 31:
Individually Evaluated for Impairment	$7	$8

Other Equity Investments
At March 31, 2018 and December 31, 2017, private equity partnerships, hedge funds and real-estate related partnerships were 98.8% and 87.5%, respectively of total other equity investments. These interests, which represent 1.5% and 1.3%, respectively of GAIA, consist of a diversified portfolio of LBO mezzanine, venture capital and other alternative limited partnerships, diversified by sponsor, fund and vintage year. The portfolio is actively managed to control risk and generate investment returns over the long term. Portfolio returns are sensitive to overall market developments.
Other Equity Investments - Classifications

	March 31, 2018	December 31, 2017
	(in millions)
Common stock	$13	$158
Joint ventures and limited partnerships:
Private equity	963	927
Hedge funds	152	179
Total Other Equity Investments	$1,128	$1,264
As a result of the adoption of the Recognition and Measurement of Financial Assets and Financial Liabilities standard on January 1, 2018 (Financial Instruments Recognition and Measurement Standard), equity securities are no longer classified and accounted for as available for sale securities.
Derivatives
We use derivatives as part of our overall asset/liability risk management primarily to reduce exposures to equity market and interest rate risks. Derivative hedging strategies are designed to reduce these risks from an economic perspective and are all executed within the framework of a Derivative Use Plan (“DUP”) approved by applicable states’ insurance law. Derivatives are generally not accounted for using hedge accounting. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, fund performance, market volatility and interest rates. A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return swaps on equity, bond and Treasury indices, total return swaps on single U.S. Treasury Securities, interest rate swaps bond and bond-index total return swaps, swaptions, variance swaps, equity options, credit and foreign exchange derivatives, as well as bond and repo transactions to support the hedging.
Derivatives used to hedge exposure to variable annuity products with GMxB features
We have issued and continue to offer certain variable annuity products with GMxB features. The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholders’ account balances would support. The risk associated with the GMLB features is that under-performance of the financial markets could result in the GMLB features’ benefits being higher than what accumulated policyholders’ account balances would support.
For GMxB features, we retain certain risks including basis, credit spread and some volatility risk and risk associated with actual versus expected actuarial assumptions for mortality, lapse and surrender, withdrawal, policyholder election rates and other behaviors. The derivative contracts are managed to correlate with changes in the value of the GMxB features that result from financial markets movements. A portion of exposure to realized equity volatility is hedged using equity options and variance swaps and a portion of exposure to credit risk is hedged using total return swaps on fixed income indices. Additionally, we are party to total return swaps for which the reference U.S. Treasury securities are contemporaneously purchased from the market and sold to the swap counterparty. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, we derecognize these securities with consequent gain or loss from the sale. We have also purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by us.
Derivatives used to hedge crediting rate exposure on SCS, SIO, MSO and IUL products/investment options
We hedge crediting rates in SCS, SIO in the EQUI-VEST variable annuity product series, MSO in the variable life insurance products and IUL insurance products. These products permit the contract owner to participate in the performance of an index, ETF or commodity price movement up to a cap for a set period of time. They also contain a protection feature, in which we will absorb, up to a certain percentage, the loss of value in an index, ETF or commodity price, which varies by product segment.
In order to support the returns associated with these features, we enter into derivative contracts whose payouts, in combination with fixed income investments, emulate those of the index, ETF or commodity price, subject to caps and buffers.
Other derivatives based hedges
From time to time and depending on market and other conditions we hedge additional risks not otherwise covered by our variable annuity product hedge programs. Such hedge programs include:

•	the net duration of our General Account economic liability and assets;

•	expected income from fees on Separate Account AUM against declines in equity markets;

•	the economic impact of lower interest-rates on expected variable annuity product sales;

•	the equity exposure of General Account assets; and

•	the credit exposure of General Account assets.
Derivatives utilized for General Account investment portfolio
We maintain a strategy in our General Account investment portfolio to replicate the exposure of fixed maturity securities otherwise permissible for investment under our investment guidelines. Examples include corporate bond exposure replicated through the sale of credit default swaps together with the purchase of a Treasury bond and Treasury bond exposure replicated through the sale of an asset swap and the purchase the bond referenced in the asset swap.
These asset swaps, when considered in combination with the bonds, result a yield higher than a term-equivalent U.S. Treasury bond.
The tables below present quantitative disclosures about our derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments.

Derivative Instruments by Category

	At March 31, 2018
		Fair Value		Gains (Losses) Reported in Net Earnings (Loss) Three Months Ended March 31, 2018
	Notional Amount	Asset Derivatives	Liability Derivatives
	(in millions)
Freestanding derivatives
Equity contracts:(1)
Futures	$6,450	$—	$—	$(24)
Swaps	7,881	253	15	112
Options	23,013	3,350	1,411	(18)
Interest rate contracts:(1)
Floors	—	—	—	—
Swaps	29,281	555	394	(672)
Futures	24,015	—	—	40
Swaptions	—	—	—	—
Credit contracts:(1)
Credit default swaps	2,057	30	1	—
Other freestanding contracts:(1)
Foreign currency contracts	1,623	1	44	(51)
Margin		59	57
Collateral		16	2,207
Embedded derivatives:
GMIB reinsurance contracts(4)	—	1,734	—	(161)
GMxB derivative features liability(2,4)	—	—	3,977	(460)
SCS, SIO, MSO and IUL indexed features(3,4)	—	—	1,683	(279)
Total	$94,320	$5,998	$9,789	$(1,513)

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(3)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in the Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

(4)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).

Derivative Instruments by Category

	At December 31, 2017			Gains (Losses) Reported in Net Earnings (Loss) March 31, 2017
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(in millions)
Freestanding derivatives
Equity contracts:(1)
Futures	$6,552	$—	$—	$(391)
Swaps	7,555	3	200	(403)
Options	22,223	3,456	1,457	318
Interest rate contracts:(1)
Floors	—	—	—	—
Swaps	26,725	603	192	143
Futures	20,675	—	—	(19)
Credit contracts:(1)
Credit default swaps	2,057	34	2	6
Other freestanding contracts:(1)
Foreign currency contracts	1,297	11	2	—
Margin	—	18	4	—
Collateral	—	4	2,123	—
Embedded derivatives:
GMIB reinsurance contracts(4)	—	1,894	—	(514)
GMxB derivative features liability(2,4)	—	—	4,358	(58)
SCS, SIO, MSO and IUL indexed features(3,4)	—	—	1,786	(301)
Total	$87,084	$6,023	$10,124	$(1,219)

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(3)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in the Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

(4)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).
Realized Investment Gains (Losses)
Realized investment gains (losses) are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for OTTI. Realized investment gains (losses) are also generated from prepayment premiums received on private fixed maturity securities, recoveries of principal on previously impaired securities, provisions for losses on commercial mortgage and other loans, fair value changes on commercial mortgage loans carried at fair value, and fair value changes on embedded derivatives and free-standing derivatives that do not qualify for hedge accounting treatment.

The following table sets forth “Realized investment gains (losses), net,” for the periods indicated:
Realized Investment Gains (Losses), Net

	Three Months Ended March 31,
	2018	2017
	(in millions)
Fixed maturities	$109	$(6)
Other equity investments	—	4
Other	—	—
Total	$109	$(2)

The following table further describes realized gains (losses), net for Fixed maturities for the periods indicated:
Fixed Maturities
Realized Investment Gains (Losses)

	Three Months Ended March 31,
	2018	2017
	(in millions)
Gross realized investment gains:
Gross gains on sales and maturities	$161	$20
Other	—	—
Total gross realized investment gains	161	20
Gross realized investment losses:
Other-than-temporary impairments recognized in income (loss)	—	—
Gross losses on sales and maturities	(52)	(26)
Total gross realized investment losses	(52)	(26)
Total	$109	$(6)

Other-Than-Temporary Impairments Recorded in Earnings (Losses)
At March 31, 2018 and 2017, there were no General Account other-than-temporary impairments recorded in Income (Loss).

LIQUIDITY AND CAPITAL RESOURCES
Liquidity refers to our ability to generate adequate amounts of cash from our operating, investment and financing activities to meet our cash requirements with a prudent margin of safety. Capital refers to our long-term financial resources available to support business operations and future growth. Our ability to generate and maintain sufficient liquidity and capital is dependent on the profitability of our businesses, timing of cash flows related to our investments and products, our ability to access the capital markets, general economic conditions and the alternative sources of liquidity and capital described herein. When considering our liquidity and cash flows, it is important to distinguish between the needs of Holdings and the needs of our insurance and non-insurance subsidiaries. We also distinguish and separately manage the liquidity and capital resources of our retirement and protection businesses, including our Individual Retirement, Group Retirement and Protection Solutions segments, and our Investment Management and Research segment.
Sources and Uses of Liquidity and Capital Position of Holdings
As a holding company with no business operations of its own, Holdings primarily derives cash flows from dividends and interest payments from its insurance subsidiaries and distributions related to its economic interest in AB, more than half of which is held outside our insurance company subsidiaries, after giving effect to the AB Reorganization Transactions. These principal sources of liquidity are augmented by cash and short-term investments held by Holdings and access to bank lines of credit and the capital markets. The main uses of liquidity for Holdings are interest payments and debt repayment, payment of dividends and other distributions to stockholders, which may include stock repurchases, and capital contributions, if needed, to our insurance subsidiaries. Our principal sources of liquidity and our capital position are described in the following paragraphs.
Historical Distributions from Our Subsidiaries
From 2014 to 2016, Holdings and AXA Financial received net distributions from our subsidiaries of $2.6 billion. These net distributions comprised dividends and principal payments on surplus notes from our insurance subsidiaries ($1.2 billion, $1.0 billion and $1.1 billion in 2014, 2015 and 2016, respectively), distributions from AB ($70 million, $72 million and $85 million in 2014, 2015 and 2016, respectively) and distributions from AXA Advisors ($30 million, $30 million and $33 million in 2014, 2015 and 2016, respectively), partially offset by a contribution by AXA Financial to AXA RE Arizona to enhance its balance sheet and liquidity position. In addition, AXA Financial also received dividends of $85 million in 2015 related to certain real estate assets. During this period, we also received $1.9 billion of net proceeds from the sale of certain real estate assets by AXA Financial. In 2017, in accordance with our agreement with the New York State Department of Financial Services (the “NYDFS”) and in preparation for the IPO, Holdings and AXA Financial collectively made $2.3 billion in aggregate capital contributions to AXA Equitable Life and AXA RE Arizona, and AXA Financial received a $124 million distribution on the AB Units held by it and a $74 million distribution from AXA Advisors and U.S. Financial Life Insurance Company.
Distributions from Insurance Subsidiaries
Our insurance companies are subject to limitations on the payment of dividends and other transfers of funds to Holdings and other affiliates under applicable insurance law and regulation. Also, more generally, the ability of our insurance subsidiaries to pay dividends can be affected by market conditions and other factors beyond our control. Under New York insurance law applicable to AXA Equitable Life, a domestic stock life insurer may not, without prior approval of the NYDFS, pay a dividend to its stockholders exceeding an amount calculated under one of two standards. The first standard allows payment of an ordinary dividend out of the insurer’s earned surplus (as reported on the insurer’s most recent annual statement) up to a limit calculated pursuant to a statutory formula, provided that the NYDFS is given notice and opportunity to disapprove the dividend if certain qualitative tests are not met (the “Earned Surplus Standard”). The second standard allows payment of an ordinary dividend up to a limit calculated pursuant to a different statutory formula without regard to the insurer’s earned surplus (the “Alternative Standard”). Dividends exceeding these prescribed limits require the insurer to file a notice of its intent to declare the dividends with the NYDFS and prior approval or non-disapproval from the NYDFS.
Applying the formulas under these standards and the definition of earned surplus used in the Earned Surplus Standard, AXA Equitable Life could pay ordinary dividends of up to approximately $1.2 billion during 2018 and could have paid ordinary dividends of up to approximately $1.2 billion during 2017. However, in 2016, the NYDFS issued a circular letter to its regulated insurance companies stating that ordinary dividends which exceed an insurer’s positive unassigned funds (as reported on the insurer’s most recent annual statement) may fail one of the qualitative tests imposed by the Earned Surplus Standard. Given the circular letter, it is possible that the NYDFS could limit the amount of ordinary dividends declared by AXA Equitable Life under the Earned Surplus Standard to the amount of AXA Equitable Life’s positive unassigned funds. As of December 31, 2017 and December 31, 2016, AXA Equitable Life’s unassigned funds reported on its statutory financial statements were approximately $1.9 billion and $0.9 billion, respectively.
In the second quarter of 2017, AXA Equitable Life agreed with the NYDFS that until it (i) filed a plan with respect to the management of our variable annuity business ceded to AXA RE Arizona with the NYDFS and (ii) fully implement that plan (the “DFS Conditions”), it would pay ordinary dividends only under the Earned Surplus Standard.
The completion of the unwind of the reinsurance provided to AXA Equitable Life by AXA RE Arizona for certain variable annuities with GMxB features (the “GMxB Unwind”), which occurred on April 12, 2018, satisfied the DFS Conditions, and, going forward, satisfaction of either the Earned Surplus Standard or Alternative Standard will determine AXA Equitable Life’s ability to pay ordinary dividends. Our other insurance subsidiaries that reside outside of New York are subject to legal restrictions on dividends similar to those described above under New York law, though the specifics of such rules vary from state to state.
Distributions from AllianceBernstein
ABLP is required to distribute all of its Available Cash Flow, as defined in the Amended and Restated Partnership Agreement of ABLP, to the holders of AB Units and to the General Partner. Available Cash Flow can be summarized as the cash flow received by ABLP from operations minus such amounts as the General Partner determines, in its sole discretion, should be retained by ABLP for use in its business, or plus such amounts as the General Partner determines, in its sole discretion, should be released from previously retained cash flow.
Typically, Available Cash Flow has been the adjusted diluted net income per unit for the quarter multiplied by the number of general and limited partnership interests at the end of the quarter. In future periods, management of AB anticipates that Available Cash Flow will be based on adjusted diluted net income per unit, unless management of AB determines, with the concurrence of the Board of Directors of AB, that one or more adjustments that are made for adjusted net income should not be made with respect to the Available Cash Flow calculation.
AB Holding is required to distribute all of its Available Cash Flow, as defined in the Amended and Restated Agreement of Limited Partnership of AB Holding, to holders of units representing assignments of beneficial ownership of limited partnership interests in AB Holding (“AB Holding Units”) pro rata in accordance with their percentage interests in AB Holding. Available Cash Flow is defined as the cash distributions AB Holding receives from ABLP minus such amounts as the General Partner determines, in its sole discretion, should be retained by AB Holding for use in its business (such as the payment of taxes) or plus such amounts as the General Partner determines, in its sole discretion, should be released from previously retained cash flow.
Following the AB Reorganization Transactions, Holdings and its non-insurance company subsidiaries now hold 93.1 million AB Units and 2.3 million AB Holding Units directly, while 77 million AB Units, 1.4 million AB Holding Units and the 1% General Partnership interest in AB are now held by AXA Equitable Life and MLOA, two of our insurance company subsidiaries. Because AXA Equitable Life and MLOA are subject to regulatory restrictions on dividends, distributions they receive from AB may not be distributable to Holdings.
As of March 31, 2018, the ownership structure of ABLP, including AB Units outstanding as well as the general partner’s 1% interest, was as follows:

AXA and its subsidiaries	63.0%
AB Holding	35.8
Unaffiliated holders	1.2
100.0%
Including both the general partnership and limited partnership interests in AB Holding and ABLP, AXA and its subsidiaries had an approximate 64.4% economic interest in AB as of March 31, 2018.

Capital Position Following the IPO
We manage our capital position to maintain financial strength and credit ratings that facilitate the distribution of our products and provide our desired level of access to the bank and public financing markets. Our capital position is supported by the ability of our subsidiaries to generate cash flows and distribute cash to us and our ability to effectively manage the risk of our businesses and to borrow funds and raise capital to meet our operating and growth needs.
We have historically operated with a capital structure that reflected our status as a wholly owned subsidiary of AXA, including relying on financing provided or guaranteed by AXA and its affiliates. To meet our target capitalization following the IPO, we have taken certain significant actions that have impacted our liquidity and capital position and that align our capital structure more closely with other U.S. public companies. These actions include:

•
issuing debt securities to third party investors: (i) $800 million aggregate principal amount of 3.900% Senior Notes due 2023, (ii) $1.5 billion aggregate principal amount of 4.350% Senior Notes due 2028 and (iii) $1.5 billion aggregate principal amount of 5.000% Senior Notes due 2048, to replace intercompany financing that is provided or guaranteed by AXA and its affiliates, among other things;

•
arranging additional contingent financing facilities, including (i) letter of credit facilities with an aggregate principal amount of $1.9 billion, primarily to be used to support our life insurance business reinsured to EQ AZ Life Re following the GMxB Unwind, (ii) a five-year senior unsecured revolving credit facility for an amount of approximately $2.5 billion, and (iii) a three-year senior unsecured term loan facility of up to $500 million;

•	borrowing $300 million under our three-year term loan agreement;

•	terminating the outstanding balance issued under AXA Financial’s commercial paper program;

•	(i) a capital contribution of $318 million and (ii) the $622 million loan from AXA, which was set off against AXA’s payment obligation to Holdings with respect to the sale of AXA CS shares;

•	increasing the statutory capital and reserves of our retirement and protection businesses by approximately $2.3 billion in 2017;

•
selling AXA Equitable Life’s interest in two real estate joint ventures to AXA France for a total purchase price of $143 million, which resulted in the elimination of $203 million of long-term debt on Holdings’ consolidated balance sheet for the first quarter of 2018 and a corresponding reduction of our debt-to-capital ratio; and

•	implementing the Reorganization Transactions (as defined in the Prospectus) which included the direct or indirect acquisition of an additional 18.7% economic interest in AB and the GMxB Unwind.
Waiver Letter Agreements
In April 2018, we entered into waiver letter agreements with the lenders under each of our credit facilities and the letter of credit facilities, pursuant to which the lenders waived certain defaults or events of default under such facilities resulting from the restatement of our annual financial statements for the year ended December 31, 2016, the restatement of our interim financial statements for the nine months ended September 30, 2017 and for the six months ended June 30, 2017, the failure to furnish audited financial statements for the year ended December 31, 2017 on a timely basis as required by such facilities and related matters. There can be no assurance that our lenders will provide such waivers in the future. For a discussion of the restatement to our 2016 annual financial statements, see Note 1 to the Notes to Consolidated Financial Statements included in the Prospectus.
Capital Management
Prior to the IPO, as a wholly owned subsidiary of AXA, we adopted and abided by capital management policies determined by AXA and managed by AXA on a worldwide basis. Following the IPO, our board of directors (the “Board”) and senior management are directly involved in the development of our capital management policies. Accordingly, capital actions, including proposed changes to the annual capital plan, capital targets and capital policies, are approved by the Board.

Sources and Uses of Liquidity of Our Insurance Subsidiaries
The principal sources of liquidity for our insurance subsidiaries are premiums, investment and fee income, deposits associated with our insurance and annuity operations, cash and invested assets, as well as internal borrowings. The principal uses of that liquidity include benefits, claims and dividends paid to policyholders and payments to policyholders in connection with surrenders and withdrawals. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, the payment of dividends to Holdings and hedging activity. Certain of our insurance subsidiaries’ principal sources and uses of liquidity are described in the paragraphs that follow.
We manage the liquidity of our insurance subsidiaries with the objective of ensuring that they are able to meet payment obligations linked to our Individual Retirement, Group Retirement and Protection Solutions businesses and to their outstanding debt and derivative positions, including in our hedging programs, without support from Holdings. We employ an asset/liability management approach specific to the requirements of each of our insurance businesses. We measure liquidity against internally-developed benchmarks that consider the characteristics of our asset portfolio and the liabilities that it supports. We consider attributes of the various categories of our liquid assets (for example, type of asset and credit quality) in calculating internal liquidity indicators for our insurance and reinsurance operations. Our liquidity benchmarks are established for various stress scenarios and durations, including company-specific and market-wide events. The scenarios we use to evaluate the liquidity of our subsidiaries are defined to allow operating entities to operate without support from Holdings.
Liquid Assets
The investment portfolios of our insurance subsidiaries are a significant component of our overall liquidity. Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, fixed maturities that are not designated as held-to-maturity and public equity securities. We believe that our business operations and the liquidity profile of our assets provide sufficient liquidity under reasonably foreseeable stress scenarios for each of our insurance subsidiaries.
See “—General Account Investment Assets Portfolio” for a description of our retirement and protection businesses’ portfolio of liquid assets.
Hedging Activities
Because the future claims exposure on our insurance products, and in particular our variable annuity products with GMxB features, is sensitive to movements in the equity markets and interest rates, we have in place various hedging and reinsurance programs that are designed to mitigate the economic risks of movements in the equity markets and interest rates. We use derivatives as part of our overall asset/liability risk management program primarily to reduce exposures to equity market and interest rate risks. In addition, we use credit derivatives to replicate exposure to individual securities or pools of securities as a means of achieving credit exposure similar to bonds of the underlying issuer(s) more efficiently. The derivative contracts are an integral part of our risk management program, especially for the management of our variable annuities program, and are collectively managed to reduce the economic impact of unfavorable movements in capital markets. These derivative transactions require liquidity to meet payment obligations such as payments for periodic settlements, purchases, maturities and terminations as well as liquid assets pledged as collateral related to any decline in the net estimated fair value. Collateral calls represent one of our biggest drivers for liquidity needs for our insurance subsidiaries. Historically, we have managed our liquidity needs related to our derivative portfolio at AXA Financial and AXA RE Arizona on a combined basis. Due to the limited size of the AXA RE Arizona investment portfolio, we have historically supported its collateral funding needs through AXA Financial’s commercial paper program. Following the GMxB Unwind, which was effected on April 12, 2018, our derivatives contracts reside primarily within AXA Equitable Life. As AXA Equitable Life has a significantly larger investment portfolio than AXA RE Arizona had, we anticipate a reduced need for overall liquidity going forward.
FHLB Membership
AXA Equitable Life is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides AXA Equitable Life with access to collateralized borrowings and other FHLBNY products. At March 31, 2018, we had $500 million of outstanding short-term funding agreements and $2.5 billion of long-term outstanding funding agreements issued to the FHLBNY and had posted $4.5 billion securities as collateral for funding agreements. In addition, AXA Equitable Life implemented a hedge to lock in the funding agreements borrowing rate, and $13 million of hedge impact was reported as funding agreement carrying value. MLOA also became a member of the Federal Home Loan Bank of San Francisco in February 2018.
Sources and Uses of Liquidity of our Investment Management and Research Segment
The principal sources of liquidity for our Investment Management and Research business include investment management fees and borrowings under its revolving credit facility and commercial paper program. The principal uses of liquidity include general and administrative expenses, business financing and distributions to holders of AB Units and AB Holding Units plus interest and debt service. The primary liquidity risk for our fee-based Investment Management and Research business is its profitability, which is impacted by market conditions and our investment management performance.
AB has a $1.0 billion committed, unsecured senior revolving credit facility (the “AB Credit Facility”) with a group of commercial banks and other lenders, which matures on October 22, 2019. The credit facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $250 million. Any such increase is subject to the consent of the affected lenders. The AB Credit Facility is available for AB and SCB LLC, for business purposes, including the support of AB’s $1.0 billion commercial paper program. Both AB and SCB LLC can draw directly under the AB Credit Facility and AB management expects to draw on the AB Credit Facility from time to time. AB has agreed to guarantee the obligations of SCB LLC under the AB Credit Facility.
The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of March 31, 2018, AB was in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.
As of March 31, 2018 and December 31, 2017, AB and SCB LLC had no amounts outstanding under the AB Credit Facility. During the first three months of 2018 and the full year 2017, AB and SCB LLC did not draw upon the AB Credit Facility.
AB has a $200 million, unsecured 364-day senior revolving credit facility (the “AB Revolver”) with a leading international bank and the other lending institutions that may be party thereto. The AB Revolver is available for AB’s and SCB LLC’s business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC’s operations. Both AB and SCB LLC can draw directly under the AB Revolver and management expects to draw on the AB Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the AB Revolver. The AB Revolver contains affirmative, negative and financial covenants that are identical to those of the AB Credit Facility. As of March 31, 2018, AB had no amounts outstanding under the AB Revolver. As of December 31, 2017, AB had $75 million outstanding under the AB Revolver. Average daily borrowing of the AB Revolver during the first three months of 2018 and full year 2017 were $22 million and $21 million, respectively, with weighted average interest rates of approximately 2.4% and 2.0%, respectively.
In addition, SCB LLC also has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of $175 million, with AB named as an additional borrower, while the other line has no stated limit. As of March 31, 2018 and December 31, 2017, SCB LLC had no bank loans outstanding. Average daily borrowings of bank loans during first three months of 2018 and full year 2017 were $3 million and $5 million, respectively with weighted average interest rates of approximately 1.5% and 1.4%, respectively.
Consolidated Cash Flows Analysis
We believe that cash flows from our operations on a consolidated basis are adequate to satisfy current liquidity requirements. The continued adequacy of our liquidity will depend upon factors such as future market conditions, changes in interest rate levels, policyholder perceptions of our financial strength, policyholder behavior, the effectiveness of our hedging programs, catastrophic events and the relative safety and attractiveness of competing products. Changes in any of these factors may result in reduced or increased cash outflows. Our cash flows from investment activities result from repayments of principal, proceeds from maturities and sales of invested assets and investment income, net of amounts reinvested. The primary liquidity risks with respect to these cash flows are the risk of default by debtors or bond insurers, our counterparties’ willingness to extend repurchase agreements, commitments to invest and market volatility. We closely manage these risks through our asset/liability management process and regular monitoring of our liquidity position. Our primary sources and uses of liquidity and capital are summarized below.

	Three Months Ended March 31,
	2018	2017
	(in millions)
Cash and Cash Equivalents, beginning of period	$4,814	$5,654
Net cash provided by (used in) operating activities	(264)	72
Net cash provided by (used in) investing activities	459	(2,899)
Net cash provided by financing activities	1,074	2,630
Effect of exchange rates	8	8
Cash and Cash Equivalents, end of period	$6,091	$5,465
First Quarter 2018 Compared to First Quarter 2017
Cash and cash equivalents of $6.1 billion at March 31, 2018 increased $0.6 billion from $5.5 billion at March 31, 2017.
Net cash used in operating activities was $264 million in the first quarter of 2018, $336 million more usage than the $72 million net cash provided by operating activities in the first quarter of 2017. Cash flows from operating activities include such sources as premiums, investment management and advisory fees and investment income offset by such uses as life insurance benefit payments, policyholder dividends, compensation payments, other cash expenditures and tax payments.
Net cash provided by investing activities was $459 million in the first quarter of 2018; $3.4 billion higher than the $2.9 billion net cash used in investing activities in the first quarter of 2017. The increase was primarily related to $1.8 billion higher net sale of investments and $1.3 billion higher cash inflows from cash settlement related to derivatives as compared to the first quarter of 2017.
Cash flows provided by financing activities were $1.1 billion in the first quarter of 2018; $1.5 billion lower than the $2.6 billion net cash provided by financing activities in the first quarter of 2017. The decrease was primarily driven by $588 million lower net deposits to policyholders’ account balances, $470 million higher cash outflows of net repayment of loans from affiliates and $1.2 billion lower cash inflows from changes in collateral, which was largely offset by $459 million increase of repurchase agreement and commercial paper.
Statutory Capital of Our Insurance Subsidiaries
Our capital management framework is primarily based on statutory RBC standards and the CTE asset standard for our variable annuity business.
RBC requirements are used as minimum capital requirements by the NAIC and the state insurance departments to evaluate the capital condition of regulated insurance companies. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk, market risk and business risk and is calculated on a quarterly basis and made public on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. These rules apply to our insurance subsidiaries and not to Holdings. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. At the date of the most recent annual statutory financial statements filed with insurance regulators, the total adjusted capital of each of these insurance company subsidiaries subject to these requirements was in excess of each of those RBC levels.
CTE is a statistical measure of tail risk which quantifies the total asset requirement to sustain a loss if an event outside a given probability level has occurred. In the case of our analysis of variable annuity guarantees, CTE98 denotes the financial resources a company would need to cover the average of the worst 2% of scenarios.
We target an asset level for all variable annuity products at or above a CTE98 level under most economic scenarios. For our non-variable annuity insurance liabilities, we target to maintain an RBC ratio of 350%-400%.
Captive Reinsurance Companies
We use captive reinsurance companies to more effectively manage our reserves and capital on an economic basis and to enable the aggregation and transfer of risks. Our captive reinsurance companies assume business from affiliates only and are closed to new business. All of our captive reinsurance companies are wholly owned subsidiaries and are located in the United States. In addition to state insurance regulation, our captives are subject to internal policies governing their activities. We continue to analyze the use of our existing captive reinsurance structures, as well as additional third-party reinsurance arrangements. On April 12, 2018, we effected an unwind of certain of our existing captive reinsurance structures as described below.
Unwind of Reinsurance of GMxB Business with a Captive Reinsurer
On April 12, 2018, we effected an unwind of our existing captive reinsurance structure between AXA Equitable Life and a captive reinsurer, AXA RE Arizona, an indirectly wholly owned subsidiary of Holdings. AXA Equitable Life ceded to AXA RE Arizona a 100% quota share of all liabilities for variable annuities with GMxB riders issued on or after January 1, 2006 and in-force on September 30, 2008 (the “GMxB Business”) and a 100% quota share of all liabilities for variable annuities with GMIB riders issued on or after May 1, 1999 through August 31, 2005 in excess of the liability assumed by two unaffiliated reinsurers, which are subject to certain maximum amounts or limitations on aggregate claims. AXA RE Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable Life on or after March 1, 2003 through December 31, 2008 and lapse protection riders under certain series of universal life insurance policies issued by AXA Equitable Life on or after June 1, 2003 through June 30, 2007.
In connection with the GMxB Unwind, all of the business previously reinsured to AXA RE Arizona, with the exception of the GMxB Business, was novated on April 12, 2018 to EQ AZ Life Re, a newly formed captive insurance company organized under the laws of Arizona, an indirectly and wholly owned by Holdings. Following the novation of business to EQ AZ Life Re, AXA RE Arizona, holding only the GMxB Business, was merged with and into AXA Equitable Life. As a result of the merger, the reinsurance by AXA RE Arizona of the GMxB Business will no longer be in place. Following AXA RE Arizona’s merger with and into AXA Equitable Life, the GMxB Business is not subject to any new internal or third-party reinsurance arrangements, though in the future AXA Equitable Life may reinsure the GMxB Business with third parties.
Description of Certain Indebtedness
Historically, our insurance companies have relied on AXA for most of our financing, either through internal loans or guarantees. In connection with the IPO, we have put in place a stand-alone financing strategy at Holdings targeting an overall indebtedness level in line with our U.S. public company peers. AB historically has been self-reliant for its financing, and we expect AB will remain so in its financing activities going forward. As of March 31, 2018, our total short-term and long-term external debt on a consolidated basis was $2.4 billion.

The following table sets forth our total consolidated borrowings as of the dates indicated. Our financial strategy going forward will remain subject to market conditions and other factors.

	March 31, 2018				December 31, 2017
	Holdings and AXA Financial	AXA Equitable Life(1)	AB	Consolidated	Holdings and AXA Financial	AXA Equitable Life	AB	Consolidated
	(in millions)
Short-term and long-term debt
Commercial paper	$1,534	$—	$490	$2,024	$1,290	$—	$491	$1,781
AB Revolver	—	—	—	—	—	—	75	75
Long-term debt	349	—	—	349	349	203	—	552
Total short-term and long-term debt	1,883	—	490	2,373	1,639	203	566	2,408
Loans from affiliates
Loans from affiliates	2,530	—	—	2,530	3,622	—	—	3,622
Total borrowings	$4,413	$—	$490	$4,903	$5,261	$203	$566	$6,030

(1)
In March 2018, AXA Equitable Life sold its interest in two real estate joint ventures to AXA France for a total purchase price of approximately $143 million, which resulted in the elimination of the $203 million long-term debt shown in this column on Holdings’ consolidated balance sheet for the first quarter of 2018.

In February 2018, we entered into a $3.9 billion two-year senior unsecured delayed draw term loan agreement, a $500 million three-year senior unsecured delayed draw term loan agreement and a $2.5 billion five-year senior unsecured revolving credit facility (collectively, the “Credit Facilities”), which may provide significant support to our liquidity position when alternative sources of credit are limited. The Credit Facilities contain certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries and the dollar amount of secured indebtedness that may be incurred by the Company, which could restrict our operations and use of funds. Borrowings under the term loan agreements may be made only prior to this offering. In April 2018, we terminated the two-year term loan agreement, and, in May 2018, we borrowed $300 million under the three-year term loan agreement. In addition to the Credit Facilities, we entered into letter of credit facilities with an aggregate principal amount of approximately $1.9 billion, primarily to be used to support our life insurance business reinsured to EQ AZ Life Re following the GMxB Unwind. In April 2018, we also issued $3.8 billion in aggregate principal amount of notes (consisting of $800 million aggregate principal amount of 3.900% Senior Notes due 2023, $1.5 billion aggregate principal amount of 4.350% Senior Notes due 2028 and $1.5 billion aggregate principal amount of 5.000% Senior Notes due 2048) to third party investors.
The right to borrow funds under the Credit Facilities is subject to the fulfillment of certain conditions, including compliance with all covenants, and the ability to borrow thereunder is also subject to the continued ability of the lenders that are or will be parties to the Credit Facilities to provide funds. For additional information regarding the covenants in our Credit Facilities and the conditions to borrowing thereunder, see “Risk Factors” in the Prospectus.
Ratings
Financial strength ratings (which are sometimes referred to as “claims-paying” ratings) and credit ratings are important factors affecting public confidence in an insurer and its competitive position in marketing products. Our credit ratings are also important for our ability to raise capital through the issuance of debt and for the cost of such financing.

A downgrade of our debt ratings could affect our ability to raise additional debt with terms and conditions similar to our current debt, and accordingly, likely increase our cost of capital. In addition, a downgrade of these ratings could make it more difficult to raise capital to refinance any maturing debt obligations, to support business growth at our insurance subsidiaries and to maintain or improve the current financial strength ratings of our principal insurance subsidiaries. Upon announcement of AXA’s plan to pursue the IPO and the filing of the initial Form S-1 on November 13, 2017, AXA Equitable Life’s and AXA Financial’s ratings were downgraded by AM Best, S&P and Moody’s. The downgrades reflected the removal of the uplift associated with assumed financial support from AXA.
Financial strength ratings represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. The following table summarizes the ratings for Holdings and certain of its subsidiaries.

	AM Best	S&P	Moody’s
Last review date	3/7/2018	3/6/2018	4/11/2018
Financial Strength Ratings:
AXA Equitable Life	A	A+	A2
MLOA	A	A+	A2

Credit Ratings:
Holdings	—	BBB+	Baa2
AXA Financial	bbb+	BBB+	Baa2
Last Review Date		12/29/2017	5/17/2017
AB	—	A	A2

SUPPLEMENTARY INFORMATION
We are involved in a number of ventures and transactions with AXA and certain of its affiliates. See Note 12 of the Notes to Consolidated Financial Statements included herein.
Contractual Obligations
Our consolidated contractual agreements include policyholder obligations, long-term debt, commercial paper, loans from affiliates, employee benefits, operating leases and various funding commitments. See “Supplementary Information – Contractual Obligations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Prospectus for additional information.
Off-Balance Sheet Arrangements
At March 31, 2018, the Company was not a party to any off-balance sheet transactions other than those guarantees and commitments described in Note 14 of the Notes to Consolidated Financial Statements included herein.

Summary of Critical Accounting Policies
The preparation of financial statements in conformity with U.S. GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in our consolidated financial statements included elsewhere herein. For a discussion of our significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements. The most critical estimates include those used in determining:

•	liabilities for future policy benefits;

•	accounting for reinsurance;

•	capitalization and amortization of DAC;

•	estimated fair values of investments in the absence of quoted market values and investment impairments;

•	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation;

•	goodwill and related impairment;

•	measurement of income taxes and the valuation of deferred tax assets; and

•	liabilities for litigation and regulatory matters.
In applying our accounting policies, we make subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries while others are specific to our business and operations. Actual results could differ from these estimates.
As previously reported, we identified two material weaknesses in the design and operation of our internal control over financial reporting. Our management has concluded that we do not (1) maintain effective controls to timely validate that actuarial models are properly configured to capture all relevant product features and to provide reasonable assurance, timely reviews of assumptions and data have occurred; and (2) maintain sufficient experienced personnel to prepare the Company’s consolidated financial statements and to verify that consolidating and adjusting journal entries were completely and accurately recorded to the appropriate accounts or segments. We are currently in the process of remediating these material weaknesses by taking steps to (i) validate all existing actuarial models and valuation systems as well as to improve controls and processes around our assumption and data process and (ii) strengthen the control function related to the financial closing process. Although we plan to complete these remediation processes as quickly as possible, we cannot at this time estimate when the remediations will be completed.
A discussion of each of the critical accounting estimates may be found in the Prospectus in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Application of Critical Accounting Estimates.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative disclosures about market risk described in the Prospectus in “Quantitative and Qualitative Disclosures About Market Risk”.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The management of the Company, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2018. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.
As previously reported, the Company identified two material weaknesses in the design and operation of the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management, including the Company’s CEO and CFO, have concluded that we do not (i) maintain effective controls to timely validate actuarial models are properly configured to capture all relevant product features and to provide reasonable assurance timely reviews of assumptions and data have occurred, and, as a result, errors were identified in future policyholders’ benefits and deferred policy acquisition costs balances; and (ii) maintain sufficient experienced personnel to prepare the Company’s consolidated financial statements and to verify consolidating and adjusting journal entries were completely and accurately recorded to the appropriate accounts or segments and, as a result, errors were identified in the consolidated financial statements, including in the presentation and disclosure between the operating and financing sections of the statements of cash flows. These material weaknesses resulted in misstatements in the Company’s previously issued annual and interim financial statements and resulted in (i) the restatement of the annual financial statements for the year ended December 31, 2016, the restatements of the interim financial statements for the nine months ended September 30, 2017 and for the six months ended June 30, 2017, the revision of the annual financial statements for the year ended December 31, 2015 and the revision of the interim financial statements for the nine months ended September 30, 2016 and for the six months ended June 30, 2016, in each case that were reported in the preliminary prospectus included in the first amendment of our Form S-1 registration statement filed on February 14, 2018 and (ii) the restatement of the interim financial statements for the six months ended June 30, 2017 and the revision of the annual financial statements for the years ended December 31, 2016, 2015 and 2014 and the interim financial statements for the six months ended June 30, 2016, in each case that were reported in the preliminary prospectus included in our initial Form S-1 registration statement filed on November 13, 2017. Until remedied, these material weaknesses could result in a misstatement of the Company’s consolidated financial statements or disclosures that would result in a material misstatement to the Company’s annual or interim financial statements that would not be prevented or detected.
Due to these material weaknesses, the Company’s management, including the Company’s CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2018.
Since identifying the material weakness related to our actuarial models, we have been, and are currently in the process of, remediating by taking steps to validate all existing actuarial models and valuation systems as well as to improve controls and processes around our assumption and data process. These steps include verifying inputs and unique algorithms, ensuring alignment with documented accounting standards and verifying assumptions used in our models are consistent with documented assumptions and data is reliable. The remediation efforts are being performed by our internal model risk team (which is separate from our modeling and valuation teams), as supported by third party firms. We will continue to enhance controls to ensure our models, including assumptions and data, are revalidated on a fixed calendar schedule and that new model changes and product features are tested through our internal model risk team prior to adoption within our models and systems. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate when the remediation will be completed.

Since identifying the material weakness related to our journal entry process, we have been, and are currently in the process of, remediating by taking steps to strengthen the control function related to our financial closing process. These steps include recruiting additional personnel, retaining external expert resources, further automating entries where possible, enhancing the design of certain management review controls and providing training regarding internal control processes. We will continue to enhance controls to ensure the financial closing process is effectively implemented. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate when the remediation will be completed.
Changes in Internal Control Over Financial reporting
As described above, the Company has designed and implemented additional controls in connection with its remediation plan. Other than these additional controls, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 for the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
Item 1.    Legal Proceedings
See Note 14 of Notes to Consolidated Financial Statements contained herein. Except as disclosed in Note 14 of Notes to Consolidated Financial Statements, there have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the Prospectus.
Item 1A. Risk Factors
You should carefully consider the risks described in the “Risk Factors” section included in the Prospectus. These risks could materially affect our business, consolidated results of operations or financial condition. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
NONE.
Item 3.    Defaults Upon Senior Securities
NONE.
Item 4.    Mine Safety Disclosures
NONE.
Item 5.    Other Information
Iran Threat Reduction and Syria Human Rights Act
Holdings and its subsidiaries had no transactions or activities requiring disclosure under the Iran Threat Reduction and Syria Human Rights Act (“Iran Act”), nor were we involved in the AXA Group matters described immediately below.
The non-U.S. based subsidiaries of AXA operate in compliance with applicable laws and regulations of the various jurisdictions in which they operate, including applicable international (United Nations and European Union) laws and regulations. While AXA Group companies based and operating outside the United States generally are not subject to U.S. law, as an international group, AXA has in place policies and standards (including the AXA Group International Sanctions Policy) that apply to all AXA Group companies worldwide and often impose requirements that go well beyond local law.
AXA has informed us that AXA Konzern AG, an AXA insurance subsidiary organized under the laws of Germany, provides car, accident and health insurance to diplomats based at the Iranian Embassy in Berlin, Germany. The total annual premium of these policies is approximately $139,700 before tax and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $26,000. These policies were underwritten by a broker who specializes in providing insurance coverage for diplomats.
In addition, AXA has informed us that AXA Insurance Ireland, an AXA insurance subsidiary, provides statutorily required car insurance under four separate policies to the Iranian Embassy in Dublin, Ireland. AXA has informed us that compliance with the Declined Cases Agreement of the Irish Government prohibits the cancellation of these policies unless another insurer is willing to assume the coverage. The total annual premium for these policies is approximately $6,268 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $764.
Also, AXA has informed us that AXA Sigorta, a subsidiary of AXA organized under the laws of Turkey, provides car insurance coverage for vehicle pools of the Iranian General Consulate and the Iranian Embassy in Istanbul, Turkey. Motor liability insurance coverage is mandatory in Turkey and cannot be canceled unilaterally. The total annual premium in respect of these policies is approximately $3,150 and the annual net profit, which is difficult to calculate with precision, is estimated to be $473.
Additionally, AXA has informed us that AXA Winterthur, an AXA insurance subsidiary organized under the laws of Switzerland, provides Naftiran Intertrade, a wholly-owned subsidiary of the Iranian state-owned National Iranian Oil Company, with life, disability and accident coverage for its employees. The provision of these forms of coverage is mandatory for employees in Switzerland. The total annual premium of these policies is approximately $373,668 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $56,000.
Lastly, AXA has informed us that AXA Egypt, an AXA insurance subsidiary organized under the laws of Egypt, provides the Iranian state-owned Iran Development Bank two life insurance contracts, covering individuals who have loans with the bank. The total annual premium of these policies is approximately $34,446 and annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $3,500.
The aggregate annual premium for the above-referenced insurance policies is approximately $557,232, representing approximately 0.0006% of AXA’s 2017 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $86,737, representing approximately 0.001% of AXA’s 2017 aggregate net profit.

Item 6.    Exhibits

Number	Description and Method of Filing

3.1#	Amended and Restated Certificate of Incorporation of AXA Equitable Holdings, Inc.
3.2#	Amended and Restated By-Laws of AXA Equitable Holdings, Inc.
4.1
Form of Common Stock Certificate of AXA Equitable Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of AXA Equitable Holdings, Inc., Registration No. 333-221521 (the “Form S-1”)).

4.2
Indenture, dated as of April 20, 2018, among AXA Equitable Holdings, Inc., as issuer, Wilmington Saving Fund Society, FSB, as trustee, and Citibank, N.A., as security registrar and paying agent (incorporated by reference to Exhibit 4.4 to the Form S-1).

4.3
First Supplemental Indenture, dated as of April 20, 2018, among AXA Equitable Holdings, Inc., as issuer, Wilmington Saving Fund Society, FSB, as trustee, and Citibank, N.A., as security registrar and paying agent (incorporated by reference to Exhibit 4.5 to the Form S-1).

4.4
Second Supplemental Indenture, dated as of April 20, 2018, among AXA Equitable Holdings, Inc., as issuer, Wilmington Saving Fund Society, FSB, as trustee, and Citibank, N.A., as security registrar and paying agent (incorporated by reference to Exhibit 4.6 to the Form S-1).

4.5
Third Supplemental Indenture, dated as of April 20, 2018, among AXA Equitable Holdings, Inc., as issuer, Wilmington Saving Fund Society, FSB, as trustee, and Citibank, N.A., as security registrar and paying agent (incorporated by reference to Exhibit 4.7 to the Form S-1).

10.1#	Shareholder Agreement, dated as of May 4, 2018, between AXA S.A. and AXA Equitable Holdings, Inc.
10.2#	Registration Rights Agreement, dated as of May 4, 2018, between AXA S.A. and AXA Equitable Holdings, Inc.
10.3	Tax Sharing Agreement, dated March 28, 2018, among AXA S.A., AXA Investment Managers S.A. and AXA Equitable Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Form S-1).
10.4#	Transitional Services Agreement, dated as of May 4, 2018, between AXA S.A. and AXA Equitable Holdings, Inc.
10.5#	Trademark License Agreement, dated as of May 4, 2018, among AXA S.A., AXA Equitable Holdings, Inc. and AXA Financial, Inc.
10.6†#	Director Indemnification Agreement between AXA Equitable Holdings, Inc. and each of its directors.
10.7
Revolving Credit Agreement, dated as of February 16, 2018, by and among AXA Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto, the banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, is incorporated by reference to Exhibit 10.22 to the Form S-1 (incorporated by reference to Exhibit 10.22 to the Form S-1).

10.8
Term Loan Agreement, dated as of February 16, 2018, by and among AXA Equitable Holdings, Inc., the banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.23 to the Form S-1).

10.9
Term Loan Agreement, dated as of February 16, 2018, by and among AXA Equitable Holdings, Inc., the banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.24 to the Form S-1).

10.10
Reimbursement Agreement, dated as of February 16, 2018, by and among AXA Equitable Holdings, Inc. the Subsidiary Account Parties (as defined therein) party thereto and Natixis, New York Branch (incorporated by reference to Exhibit 10.25 to the Form S-1).

10.11
Reimbursement Agreement, dated as of February 16, 2018, by and among AXA Equitable Holdings, Inc. the Subsidiary Account Parties (as defined therein) party thereto and HSBC Bank USA, National Association (incorporated by reference to Exhibit 10.26 to the Form S-1).

10.12
Reimbursement Agreement, dated as of February 16, 2018, by and among AXA Equitable Holdings, Inc. the Subsidiary Account Parties (as defined therein) party thereto and Citibank Europe PLC (incorporated by reference to Exhibit 10.27 to the Form S-1).

10.13
Reimbursement Agreement, dated as of February 16, 2018, by and among AXA Equitable Holdings, Inc. the Subsidiary Account Parties (as defined therein) party thereto and Credit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.28 to the Form S-1).

Number	Description and Method of Filing
10.14
Reimbursement Agreement, dated as of February 16, 2018, by and among AXA Equitable Holdings, Inc. the Subsidiary Account Parties (as defined therein) party thereto and Barclays Bank PLC (incorporated by reference to Exhibit 10.29 to the Form S-1).

10.15
Reimbursement Agreement, dated as of February 16, 2018, by and among AXA Equitable Holdings, Inc. the Subsidiary Account Parties (as defined therein) party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.30 to the Form S-1).

10.16
Reimbursement Agreement, dated as of February 16, 2018, by and among AXA Equitable Holdings, Inc. the Subsidiary Account Parties (as defined therein) party thereto and Landesbank Hessen-Thüringen Girozentrale, acting through its New York Branch (incorporated by reference to Exhibit 10.31 to the Form S-1).

10.17
Reimbursement Agreement, dated as of February 16, 2018, by and among AXA Equitable Holdings, Inc. the Subsidiary Account Parties (as defined therein) party thereto and Commerzbank AG, New York Branch (incorporated by reference to Exhibit 10.32 to the Form S-1).

10.18	Waiver Letter Agreements with the lenders party to each of the agreements in Exhibits 10.22 to 10.32 to the Form S-1 (incorporated by reference to Exhibit 10.33 to the Form S-1).
10.19†	AXA Equitable Holdings, Inc. Short-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.56 to the Form S-1).
10.20†	AXA Equitable Holdings, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.57 to the Form S-1).
10.21†#	Form of Transaction Incentive Award Agreement under the 2018 Omnibus Incentive Plan.
10.22†#	Form of Restricted Stock Unit Award Agreement under the 2018 Omnibus Incentive Plan.
10.23†#	Form of Performance Share Award Agreement under the 2018 Omnibus Incentive Plan.
10.24†#	Form of Stock Option Award Agreement under the 2018 Omnibus Incentive Plan.
10.25†#	AXA Equitable Supplemental Severance Plan for Executives.
31.1#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

____________________________________
# Filed herewith.
† Identifies each management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, AXA Equitable Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 19, 2018	AXA Equitable Holdings, Inc.

	By:	/s/ Anders Malmström
		Name:	Anders Malmström
		Title:	Senior Executive Vice President
and Chief Financial Officer

Date: June 19, 2018		/s/ Andrea Nitzan
		Name:	Andrea Nitzan
		Title:	Senior Vice President,
Chief Accounting Officer and Controller