Form 10-Q
period 2018-06-30
AXA Equitable Holdings, Inc.
filed 2018-08-13
CIK 1333986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an “emerging growth company”. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 13, 2018, 561,000,000 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

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

Forward-looking statements should be read in conjunction with the other cautionary statements, risks, uncertainties and other factors identified in Holdings’ prospectus dated May 9, 2018, filed on May 11, 2018 with the U.S. Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, including in the section entitled “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.

PART I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
	(in millions, except share amounts)
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost of $44,171 and $45,068)	$43,905	$46,941
Mortgage loans on real estate (net of valuation allowance of $7 and $8)	11,808	10,952
Real estate held for production of income(1)	53	390
Policy loans	3,739	3,819
Other equity investments(1)	1,385	1,392
Trading securities, at fair value	14,146	14,170
Other invested assets(1)	1,792	4,118
Total investments	76,828	81,782
Cash and cash equivalents(1)	6,833	4,814
Cash and securities segregated, at fair value	1,289	825
Broker-dealer related receivables	2,276	2,158
Deferred policy acquisition costs	6,346	5,969
Goodwill and other intangible assets, net	4,802	4,824
Amounts due from reinsurers	4,963	5,023
Loans to affiliates	—	1,230
GMIB reinsurance contract asset, at fair value	1,636	1,894
Current and deferred tax assets	47	67
Other assets(1)	3,025	2,510
Separate Accounts assets	122,967	124,552
Total assets	$231,012	$235,648

LIABILITIES
Policyholders’ account balances	$48,849	$47,171
Future policy benefits and other policyholders’ liabilities	29,351	30,299
Broker-dealer related payables	603	783
Securities sold under agreements to repurchase	1,850	1,887
Customers related payables	2,713	2,229
Amounts due to reinsurers	1,398	1,436
Short-term and Long-term debt(1)	4,922	2,408
Loans from affiliates	—	3,622
Other liabilities(1)	3,350	4,053

AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS - CONTINUED

	June 30, 2018	December 31, 2017
	(Unaudited)
	(in millions, except share amounts)
Separate Accounts liabilities	122,967	124,552
Total liabilities	$216,003	$218,440
Redeemable noncontrolling interest(1)	$146	$626
Commitments and contingent liabilities

EQUITY
Equity attributable to Holdings:
Common stock, $0.01 par value, 2,000,000,000 shares authorized and 561,000,000 issued and outstanding	$6	$6
Capital in excess of par value	2,067	1,298
Retained earnings	12,613	12,289
Accumulated other comprehensive income (loss)	(1,310)	(108)
Total equity attributable to Holdings	13,376	13,485
Noncontrolling interest	1,487	3,097
Total equity	14,863	16,582
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$231,012	$235,648

(1)    See Note 2 for details of balances with variable interest entities.

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017 (as restated)
	(in millions, except earnings per share amounts)
REVENUES
Policy charges and fee income	$987	$935	$1,959	$1,891
Premiums	275	277	554	558
Net derivative gains (losses)	(73)	729	(354)	494
Net investment income (loss)	596	803	1,187	1,583
Investment gains (losses), net:
Total other-than-temporary impairment losses	—	(13)	—	(14)
Other investment gains (losses), net	(22)	17	80	(6)
Total investment gains (losses), net	(22)	4	80	(20)
Investment management and service fees	1,075	998	2,130	1,952
Other income	124	136	241	254
Total revenues	2,962	3,882	5,797	6,712
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	920	1,741	1,528	2,834
Interest credited to policyholders’ account balances	268	242	539	488
Compensation and benefits (includes $41, $41, $81 and $82 of deferred policy acquisition costs, respectively)	558	546	1,178	1,085
Commissions and distribution related payments (includes $132, $138, $251 and $270 of deferred policy acquisition costs, respectively)	418	400	829	795
Interest expense	60	38	106	73
Amortization of deferred policy acquisition costs (net of capitalization of $173, $179, $332 and $352 of deferred policy acquisition costs, respectively)	(1)	(113)	14	(168)
Other operating costs and expenses	425	414	919	1,158
Total benefits and other deductions	2,648	3,268	5,113	6,265
Income (loss) from continuing operations, before income taxes	314	614	684	447
Income tax (expense) benefit	(59)	84	(138)	54
Net income (loss)	255	698	546	501
Less: net (income) loss attributable to the noncontrolling interest	(97)	(90)	(220)	(183)
Net income (loss) attributable to Holdings	$158	$608	$326	$318

EARNINGS PER SHARE
Earnings per share - Common stock
Basic	$0.28	$1.08	$0.58	$0.57
Diluted	$0.28	$1.08	$0.58	$0.57
Weighted average common shares outstanding - basic	561.0	561.0	561.0	561.0
Weighted average common shares outstanding - diluted	561.1	561.0	561.1	561.0
See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017 (as restated)
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$255	$698	$546	$501
Other comprehensive income (loss) net of income taxes:
Foreign currency translation adjustment	(8)	17	(14)	25
Change in unrealized gains (losses), net of reclassification adjustment	(349)	431	(1,308)	535
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	1	18	134	43
Total other comprehensive income (loss), net of income taxes	(356)	466	(1,188)	603
Comprehensive income (loss)	(101)	1,164	(642)	1,104
Less: Comprehensive (income) loss attributable to noncontrolling interest	(105)	(98)	(234)	(198)
Comprehensive income (loss) attributable to Holdings	$(206)	$1,066	$(876)	$906

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Six Months Ended June 30,
	2018	2017 (as restated)
	(in millions)
Equity attributable to Holdings:
Common stock, at par value, beginning of year and end of period	$6	$6

Capital in excess of par value, beginning of year	$1,298	$931
Capital contribution from parent	695	—
Purchase of AllianceBernstein Units from noncontrolling interest	17	—
Changes in capital in excess of par value	57	24
Capital in excess of par value, end of period	$2,067	$955

Retained earnings, beginning of year	$12,289	$11,439
Impact of adoption of revenue recognition standard ASC 606	13	—
Net income (loss)	326	318
Stockholder dividends	(15)
Retained earnings, end of period	$12,613	$11,757

Accumulated other comprehensive income (loss), beginning of year	$(108)	$(921)
Other comprehensive income (loss)	(1,202)	588
Accumulated other comprehensive income (loss), end of period	(1,310)	(333)
Total Holdings’ equity, end of period	$13,376	$12,385

Noncontrolling interest, beginning of year	$3,097	$3,142
Impact of adoption of revenue recognition standard ASC 606	19
Repurchase of AB Holding units	(12)	(69)
Net income (loss) attributable to noncontrolling interest	186	159
Dividends paid to noncontrolling interest	(216)	(186)
Purchase of AB Units by Holdings	(1,521)	—
Other comprehensive income (loss) attributable to noncontrolling interest	14	15
Other changes in noncontrolling interest	(80)	(8)
Noncontrolling interest, end of period	1,487	3,053
Total Equity, End of Period	$14,863	$15,438

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2018	2017 (as restated)
	(in millions)
Net income (loss)	$546	$501
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	539	488
Policy charges and fee income	(1,959)	(1,891)
(Income) loss related to derivative instruments	354	(494)
Investment (gains) losses, net	(80)	20
Realized and unrealized gains (losses) on trading securities	237	(216)
Non-cash Pension restructuring	101	—
Amortization of deferred cost of reinsurance asset	10	7
Amortization of deferred sales commission	13	17
Other depreciation and amortization	(32)	(60)
Changes in goodwill	—	369
Distribution from joint ventures and limited partnerships	44	53
Changes in:
Net broker-dealer and customer related receivables/payables	479	160
Reinsurance recoverable	20	40
Segregated cash and securities, net	(473)	(132)
Deferred policy acquisition costs	14	(168)
Future policy benefits	(171)	1,516
Current and deferred income taxes	224	123
Other, net	(180)	333
Net cash provided by (used in) operating activities	$(314)	$666

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	$6,307	$2,275
Mortgage loans on real estate	153	399
Trading account securities	4,866	5,663
Other	261	164
Payment for the purchase/origination of:
Fixed maturities, available for sale	(6,031)	(2,696)
Mortgage loans on real estate	(1,004)	(1,041)
Trading account securities	(5,075)	(7,236)
Other	(110)	(149)
Cash settlements related to derivative instruments	(333)	(1,537)
Decrease in loans to affiliates	1,230	—
Change in short-term investments	1,170	(1,045)

AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(UNAUDITED)

	Six Months Ended June 30,
	2018	2017 (as restated)
Investment in capitalized software, leasehold improvements and EDP equipment	(46)	(43)
Other, net	419	179
Net cash provided by (used in) investing activities	$1,807	$(5,067)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$5,567	$4,401
Withdrawals	(2,750)	(1,724)
Transfer (to) from Separate Accounts	(307)	826
Change in short-term financings	(1,341)	79
Issuance of long-term debt	4,058	—
Repayment of loans from affiliates	(3,000)	(56)
Proceeds from loans from affiliates	—	109
Change in collateralized pledged assets	31	1,821
Change in collateralized pledged liabilities	455	133
Increase (decrease) in overdrafts payable	(29)	69
Cash contribution from parent	8	—
Shareholder dividend paid	(15)	—
Purchase of AB Units by Holdings	(1,330)	—
Repurchase of AB Holding units from noncontrolling interest	(19)	(128)
Redemption of noncontrolling interests of consolidated VIEs, net	(516)	(75)
Distribution to noncontrolling interests in consolidated subsidiaries	(216)	(186)
Increase (decrease) in securities sold under agreement to repurchase	(37)	(346)
Other, net	(27)	—
Net cash provided by (used in) financing activities	$532	$4,923
Effect of exchange rate changes on cash and cash equivalents	(6)	11
Change in cash and cash equivalents	2,019	533
Cash and cash equivalents, beginning of year	4,814	5,654
Cash and cash equivalents, end of period	$6,833	$6,187

Non-cash transactions during the Period
Capital contribution from Parent	$630	$—
Repayment of long-term debt	$202	$—
Transfer of assets to reinsurer	$(604)	$—
Contribution of 0.5% minority interest in AXA Financial	$65	$—
Repayment of loans from affiliates	$(622)	$—

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)    ORGANIZATION
Business
AXA Equitable Holdings, Inc. (“Holdings” and, collectively with its consolidated subsidiaries, the “Company”) is the holding company for a diversified financial services organization. In May 2017, AXA S.A. (“AXA”), a French holding company for the AXA Group, a worldwide leader in life, property and casualty and health insurance and asset management, announced its intention to pursue the sale of a minority stake in Holdings through an initial public offering (the “IPO”). On May 14, 2018, Holdings completed the IPO in which AXA sold 157,837,500 shares of Holdings common stock to the public. As of June 30, 2018, AXA owns approximately 71.9% of the outstanding common stock of Holdings.
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
On April 23, 2018, Holdings purchased 8,160,000 units of limited partnership in ABLP (“AB Units”) from Coliseum Reinsurance Company (“Coliseum”), an affiliate. In addition, Holdings acquired AXA-IM Holding US Inc., which owns 41,934,582 AB Units. As a result of these two transactions, the Company’s economic interest increased to approximately 65%. At December 31, 2017, the Company’s economic interest in AB was approximately 47%.
The general partner of AB, AllianceBernstein Corporation (the “General Partner”), is a wholly-owned subsidiary of the Company. Because the General Partner has the authority to manage and control the business of AB, AB is consolidated in the Company’s financial statements for all periods.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in Holdings’ prospectus dated May 9, 2018 filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on May 11, 2018 (the “Prospectus”).
The terms “second quarter 2018” and “second quarter 2017” refer to the three months ended June 30, 2018 and 2017, respectively. The terms “first six months of 2018” and “first six months of 2017” refer to the six months ended June 30, 2018 and 2017, respectively.

2)    SIGNIFICANT ACCOUNTING POLICIES
Adoption of New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance that revises the recognition criteria for revenue arising from contracts with customers to provide goods or services, except when those revenue streams are from insurance and investment contracts, leases, rights and obligations that are in the scope of certain financial instruments (i.e., derivative contracts) and guarantees other than product or service warranties, for which existing revenue recognition requirements are not superseded by this guidance. On January 1, 2018, the Company adopted the new revenue recognition guidance on a modified retrospective basis and is reporting the additional disclosures required by the new standard in first quarter 2018. Adoption of this new guidance did not change the amounts or timing of the Company’s revenue recognition for base investment management and advisory fees, distribution revenues, shareholder servicing revenues, and broker-dealer revenues. However, some performance-based fees and carried-interest distributions that prior to adoption were recognized when no risk of reversal remained, in certain instances under the new standard may be recognized earlier if it is probable that significant reversal will not occur. As a result, on January 1, 2018, the Company recognized a cumulative effect adjustment, net of tax, to increase opening equity attributable to Holdings and the noncontrolling interest by approximately $13 million and $19 million, respectively, reflecting the impact of carried-interest distributions previously received by AB of approximately $78 million, net of revenue sharing payments to investment team members of approximately $43 million, for which it is probable that significant reversal will not occur and for which incremental tax is provided at Holdings.
In January 2016, the FASB issued new guidance related to the recognition and measurement of financial assets and financial liabilities. The new guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale (“AFS”) debt securities.  The new guidance requires equity investments in unconsolidated entities, except those accounted for under the equity method, to be measured at fair value through earnings, thereby eliminating the AFS classification for equity securities with readily determinable fair values for which changes in fair value currently are reported in Accumulated Other Comprehensive Income (Loss) (“AOCI”). On January 1, 2018, the Company adopted the new recognition requirements on a modified retrospective basis for changes in the fair value of AFS equity securities, resulting in no material reclassification adjustment from AOCI to opening retained

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

earnings for the net unrealized gains, net of tax, related to approximately $46 million common stock securities and eliminated their designation as AFS equity securities. The new guidance does not apply to FHLB common stock and prohibits such investments from being classified as equity securities subject to the new guidance. Accordingly, the Company has classified its investment in the FHLB common stock as other invested assets at June 30, 2018. The Company’s investment assets held in the form of equity interests in unconsolidated entities, such as limited partnerships and limited liability companies, including hedge funds, private equity funds, and real estate-related funds, generally are accounted for under the equity method and were not impacted by this new guidance.  The Company does not currently report any of its financial liabilities under the fair value option.
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
Future Adoption of New Accounting Pronouncements
In June 2018, the FASB issued new guidance that largely aligns the accounting for share-based payment awards issued to employees and non-employees. The amendments in the new guidance are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods, with early adoption permitted. Changes to the accounting for non-employee awards should be applied to all new awards as well as outstanding awards using transition provisions intended to simplify adoption by eliminating the need to retrospectively determine fair values at historical grant dates. The Company has granted share-based payment awards only to employees as defined by accounting guidance and does not expect this guidance will have material impact on its consolidated financial statements.
In February 2018, the FASB issued new guidance that will permit, but not require, entities to reclassify to retained earnings tax effects “stranded” in AOCI resulting from the change in federal tax rate enacted by the Tax Cuts and Jobs Act (the “Tax Reform Act”) on December 22, 2017. An entity that elects this option must reclassify these stranded tax effects for all items in AOCI, including, but not limited to, AFS securities and employee benefits. Tax effects stranded in AOCI for other reasons, such as prior changes in tax law, may not be reclassified. While the new guidance provides entities the option to reclassify these amounts, new disclosures are required regardless of whether entities elect to do so. The new guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. Election can be made either to apply the new guidance retrospectively to each period in which the effect of the Tax Reform Act is recognized or in the period of adoption. Management currently is evaluating the options provided for adopting this guidance and the potential impacts on the Company’s consolidated financial statements.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
In February 2016, the FASB issued revised guidance to lease accounting that will require lessees to recognize on the balance sheet a “right-of-use” asset and a lease liability for virtually all lease arrangements, including those embedded in other contracts. The new lease accounting model will continue to distinguish between capital and operating leases. The current straight-line pattern for the recognition of rent expense on an operating lease is expected to remain substantially unchanged by the new guidance but instead will be comprised of amortization of the right-of-use asset and interest cost on the related lease obligation, thereby resulting in an income statement presentation similar to a financing arrangement or capital lease. Lessor accounting will remain substantially unchanged from the current model but has been updated to align with certain changes made to the lessee model. Although early adoption is permitted, the Company expects to adopt ASU 2016-02, as well as other related clarifications and interpretive guidance issued by the FASB, when it becomes effective on January 1, 2019. The Company plans to elect the optional modified retrospective transition method to apply the provisions of the new standard at the adoption date, which will result in recognition and measurement of leases as a cumulative-effect adjustment to opening retained earnings in the period of adoption. Under this transition method, the Company would not recast the prior financial statements presented. Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing lease contracts and arrangements. Management currently is evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements.
Revenue Recognition
Investment Management and Service Fees and Related Expenses
Reported as Investment management and service fees in the Company’s consolidated statements of income (loss) are investment advisory and service fees, distribution revenues, and institutional research services revenues principally emerging from the Investment Management and Research segment. Also included are investment management and administrative service fees earned by AXA Equitable Funds Management Group, LLC (“AXA Equitable FMG”) and reported in the Individual Retirement, Group Retirement and Protection Solutions segments as well as certain asset-based fees associated with insurance contracts.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Distribution services
Revenues from distribution services include fees received as partial reimbursement of expenses incurred in connection with the sale of certain AB sponsored mutual funds and the 1290 Funds and for the distribution primarily of EQAT and VIP Trust shares to separate accounts in connection with the sale of variable life and annuity contracts. The amount and timing of revenues recognized from performance of these distribution services often is dependent upon the contractual arrangements with the customer and the specific product sold as further described below.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Contract assets and liabilities
The Company applies the practical expedient for contracts that have an original duration of one year or less. Accordingly, the Company accrues the incremental costs of obtaining a contract when incurred and does not consider the time value

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

of money. At June 30, 2018, there are no material balances of contract assets and contract liabilities; as such, no further disclosures are necessary.
Accounting and Consolidation of Variable Interest Entities (“VIEs”)
A VIE must be consolidated by its primary beneficiary, which generally is defined as the party that has a controlling financial interest in the VIE. The Company is deemed to have a controlling financial interest in a VIE if it has (i) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive income from the VIE that potentially could be significant to the VIE. For purposes of evaluating (ii) above, fees paid to the Company as a decision maker or service provider are excluded if the fees are compensation for services provided commensurate with the level of effort required to be performed and the arrangement includes only customary terms, conditions or amounts present in arrangements for similar services negotiated at arm’s length.
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
At June 30, 2018, the Company held approximately $1,158 million of investment assets in the form of equity interests issued by non-corporate legal entities determined under the new guidance to be VIEs, such as limited partnerships and limited liability companies, including hedge funds, private equity funds, and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheet as Other equity investments and to apply the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $166,107 million, and the Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $1,158 million at June 30, 2018. Except for approximately $806 million of unfunded commitments at June 30, 2018, the Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
At June 30, 2018, the Company consolidated one real estate joint venture for which it was identified as primary beneficiary under the VIE model. The consolidated entity is jointly owned by AXA Equitable Life Insurance Company (“AXA Equitable Life”) and AXA France and holds an investment in a real estate venture. Included in the Company’s consolidated balance sheet at June 30, 2018, are total assets of $37 million related to this VIE, primarily resulting from the consolidated presentation of $37 million of real estate held for production of income. In addition, real estate held for production of income reflects $16 million as related to two non-consolidated joint ventures at June 30, 2018.
Included in the Company’s consolidated balance sheet at June 30, 2018 are assets of $225 million, liabilities of $5 million and redeemable non-controlling interest of $93 million associated with the consolidation of AB-sponsored investment funds under the VIE model. Also included in the Company’s consolidated balance sheets are assets of $108

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

million, liabilities of $2 million and redeemable non-controlling interest of $10 million from consolidation of AB-sponsored investment funds under the VOE model. The assets of these consolidated funds are presented within Other invested assets and cash and cash equivalents, and liabilities of these consolidated funds are presented with other liabilities on the face of the Company’s consolidated balance sheet at June 30, 2018; ownership interests not held by the Company relating to consolidated VIEs and VOEs are presented either as redeemable or non-redeemable noncontrolling interest, as appropriate. The Company is not required to provide financial support to these company-sponsored investment funds, and only the assets of such funds are available to settle each fund’s own liabilities.
As of June 30, 2018, the net assets of AB-sponsored investment products that are non-consolidated VIEs are approximately $47.6 billion, and the Company’s maximum risk of loss is its investment of $6 million in these VIEs and its advisory fee receivables from these VIEs, which are not material.
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
Overall, we expect the Tax Reform Act to have a net positive economic impact on us. At December 31, 2017, we recorded a provisional estimate of the income tax effects related to the Tax Reform Act. During the period ended June 30, 2018, we have not recorded any changes to this estimate. We continue to evaluate this new and complicated piece of legislation, assess the magnitude of the various impacts and monitor potential regulatory changes related to this reform.
Assumption Updates and Model Changes
There were no significant assumption or model changes in the first or second quarters of 2018 or in the first quarter of 2017.
During second quarter 2017, the Company updated its expectations of long-term lapse and partial withdrawal behavior for variable annuities with GMxB features based on emerging experience. These updates increased policyholders’ benefits expected by $827 million, increased the fair value of the GMIB reinsurance contract asset by $504 million, decreased the GMIBNLG liability by $447 million and decreased the amortization of DAC by $75 million. The after tax impacts of these assumption updates increased Net income by approximately $129 million in the three and six months ended June 30, 2017.
Restatement and Revision of Prior Period Financial Statements
As described in the Prospectus, management identified errors in its previously issued financial statements. These errors primarily relate to errors in the calculation of policyholders’ benefit reserves for the Company’s life products and the

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

calculation of DAC amortization for certain variable and interest sensitive life products. Based upon quantitative and qualitative factors, management determined that the impact of the errors was material to the consolidated financial statements as of and for the nine months ended September 30, 2017 and as of and for the six months ended June 30, 2017. Management included in the Prospectus summarized financial information for the restated consolidated balance sheets as of September 30, 2017 and June 30, 2017 and the related consolidated statements of income (loss), statements of comprehensive income (loss), statements of equity and statements of cash flow for the nine months ended September 30, 2017 and for the six months ended June 30, 2017 that reflect restatements related to these errors.
In addition, during the preparation of the first quarter 2018 financial statements, management identified a misclassification error between interest credited and net derivative gains/losses. The impact of this error to the consolidated financial statements for the years ended December 31, 2017 and 2016 was not considered to be material. In order to improve the consistency and comparability of the financial statements, management will revise the consolidated statements of income (loss) and statements of cash flows to include the revisions for the classification error the next time these financial statements are presented. Additionally, this misclassification error also impacts the six months ended June 30, 2017 and nine months ended September 30, 2017. The restated financial statements also correct this item.
See Note 18 for details of the restatements and revisions.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3)    INVESTMENTS
Fixed Maturities
The following table provides information relating to fixed maturities securities classified as AFS:
Available-for-Sale Securities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (3)
	(in millions)
June 30, 2018:
Fixed Maturity Securities:
Public corporate	$20,046	$377	$511	$19,912	$—
Private corporate	7,343	89	158	7,274	—
U.S. Treasury, government and agency	14,557	360	516	14,401	—
States and political subdivisions	421	50	1	470	—
Foreign governments	449	19	11	457	—
Residential mortgage-backed(1)	246	11	1	256	—
Asset-backed(2)	632	2	5	629	2
Redeemable preferred stock	477	32	3	506	—
Total at June 30, 2018	$44,171	$940	$1,206	$43,905	$2

As a result of the adoption of the Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01) standard on January 1, 2018 (see Note 2), equity securities are no longer classified and accounted for as available-for-sale securities.

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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

(3)	Amounts represent OTTI losses in AOCI, which were not included in income (loss) in accordance with current accounting guidance.

The contractual maturities of AFS fixed maturities at June 30, 2018 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Available-for-Sale Fixed Maturities
Contractual Maturities at June 30, 2018

	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$1,868	$1,878
Due in years two through five	8,579	8,655
Due in years six through ten	14,779	14,467
Due after ten years	17,590	17,514
Subtotal	42,816	42,514
Residential mortgage-backed securities	246	256
Asset-backed securities	632	629
Redeemable preferred stock	477	506
Total	$44,171	$43,905
The following table shows proceeds from sales, gross gains (losses) from sales and OTTI for AFS fixed maturities during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Proceeds from sales	$1,145	$145	$5,025	$585
Gross gains on sales	$17	$11	$172	$36
Gross losses on sales	$(36)	$(8)	$(88)	$(31)
Total OTTI	$—	$(14)	$—	$(14)
Non-credit losses recognized in OCI	—	—	—	—
Credit losses recognized in net income (loss)	$—	$(14)	$—	$(14)

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated and the corresponding changes in such amounts:
Fixed Maturities - Credit Loss Impairments

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Balances, beginning of period	$(18)	$(184)	$(18)	$(239)
Previously recognized impairments on securities that matured, paid, prepaid or sold	1	54	1	109
Recognized impairments on securities impaired to fair value this period(1)	—	—	—	—
Impairments recognized this period on securities not previously impaired	—	(14)	—	(14)
Additional impairments this period on securities previously impaired	—	—	—	—
Increases due to passage of time on previously recorded credit losses	—	—	—	—
Accretion of previously recognized impairments due to increases in expected cash flows	—	—	—	—
Balances at June 30	$(17)	$(144)	$(17)	$(144)

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more than likely than not that it will be required to sell the security before the recovery of the security’s amortized cost.

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the consolidated balance sheets as a component of AOCI. The table below presents these amounts as of the dates indicated:

	June 30, 2018	December 31, 2017
	(in millions)
AFS Securities:
Fixed maturities:
With OTTI loss	$2	$2
All other	(268)	1,871
Equity securities	—	2
Net Unrealized Gains (Losses)	$(266)	$1,875

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As a result of the adoption of the Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01) standard on January 1, 2018 (see Note 2), equity securities are no longer classified and accounted for as available-for-sale securities.
Changes in net unrealized investment gains (losses) recognized in AOCI include reclassification adjustments to reflect amounts realized in Net income (loss) for the current period that had been part of OCI in earlier periods. The tables that follow below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized and all other:
Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, April 1, 2018	$—	$—	$—	$—	$—
Net investment gains (losses) arising during the period	1	—	—	—	1
Reclassification adjustment:
Included in Net income (loss)	1	—	—	—	1
Excluded from Net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	—	—	—	—
Deferred income taxes	—	—	—	(1)	(1)
Policyholders’ liabilities	—	—	1	—	1
Balance, June 30, 2018	$2	$—	$1	$(1)	$2
Balance, April 1, 2017	$17	$(3)	$(4)	$(4)	$6
Net investment gains (losses) arising during the period	(65)	—	—	—	(65)
Reclassification adjustment:
Included in Net income (loss)	31	—	—	—	31
Excluded from Net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	5	—	—	5
Deferred income taxes	—	—	—	8	8
Policyholders’ liabilities	—	—	5	—	5
Balance, June 30, 2017	$(17)	$2	$1	$4	$(10)

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2018	$2	$—	$(1)	$(7)	$(6)
Net investment gains (losses) arising during the period	1	—	—	—	1
Reclassification adjustment:
Included in Net income (loss)	(1)	—	—	—	(1)
Excluded from Net income (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	—	—	—	—
Deferred income taxes	—	—	—	6	6
Policyholders’ liabilities	—	—	2	—	2
Balance, June 30, 2018	$2	$—	$1	$(1)	$2
Balance, January 1, 2017	$19	$1	$(10)	$(4)	$6
Net investment gains (losses) arising during the period	(2)	—	—	—	(2)
Reclassification adjustment:
Included in Net income (loss)	(34)	—	—	—	(34)
Excluded from Net income (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	1	—	—	1
Deferred income taxes	—	—	—	8	8
Policyholders’ liabilities	—	—	11	—	11
Balance, June 30, 2017	$(17)	$2	$1	$4	$(10)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in income (loss) for securities with no prior OTTI loss.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

All Other Net Unrealized Investment Gains (Losses) In AOCI

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, April 1, 2018	$216	$(17)	$(128)	$(144)	$(73)
Net investment gains (losses) arising during the period	(503)	—	—	—	(503)
Reclassification adjustment:
Included in Net income (loss)	19	—	—	—	19
Excluded from Net income (loss)(1)		—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	104	—	—	104
Deferred income taxes	—	—	—	78	78
Policyholders’ liabilities	—	—	8	—	8
Balance, June 30, 2018	$(268)	$87	$(120)	$(66)	$(367)
Balance, April 1, 2017	$734	$(113)	$(178)	$(155)	$288
Net investment gains (losses) arising during the period	674	—	—	—	674
Reclassification adjustment:
Included in Net income (loss)	24	—	—	—	24
Excluded from Net income (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(27)	—	—	(27)
Deferred income taxes	—	—	—	(226)	(226)
Policyholders’ liabilities	—	—	(26)	—	(26)
Balance, June 30, 2017	$1,432	$(140)	$(204)	$(381)	$707

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2018	$1,871	$(358)	$(238)	$(383)	$892
Net investment gains (losses) arising during the period	(2,049)	—	—	—	(2,049)
Reclassification adjustment:
Included in Net income (loss)	(90)	—	—	—	(90)
Excluded from Net income (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	445	—	—	445
Deferred income taxes	—	—	—	317	317
Policyholders’ liabilities	—	—	118	—	118
Balance, June 30, 2018	$(268)	$87	$(120)	$(66)	$(367)
Balance, January 1, 2017	$529	$(45)	$(192)	$(95)	$197
Net investment gains (losses) arising during the period	850	—	—	—	850
Reclassification adjustment:
Included in Net income (loss)	53	—	—	—	53
Excluded from Net income (loss)(1)		—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(95)	—	—	(95)
Deferred income taxes	—	—	—	(286)	(286)
Policyholders’ liabilities	—	—	(12)	—	(12)
Balance, June 30, 2017	$1,432	$(140)	$(204)	$(381)	$707

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in income (loss) for securities with no prior OTTI loss.
The following tables disclose the fair values and gross unrealized losses of the 1,592 issues at June 30, 2018 and the 752 issues at December 31, 2017 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
June 30, 2018:
Fixed Maturity Securities:
Public corporate	$10,761	$471	$685	$40	$11,446	$511
Private corporate	3,221	106	746	52	3,967	158
U.S. Treasury, government and agency	3,126	97	4,057	419	7,183	516
States and political subdivisions	19	1	—	—	19	1
Foreign governments	128	3	73	8	201	11
Residential mortgage-backed	32	1	—	—	32	1
Asset-backed	110	5	1	—	111	5
Redeemable preferred stock	109	2	12	1	121	3
Total	$17,506	$686	$5,574	$520	$23,080	$1,206
December 31, 2017:
Fixed Maturity Securities:
Public corporate	$2,123	$15	$690	$18	$2,813	$33
Private corporate	780	8	641	24	1,421	32
U.S. Treasury, government and agency	2,718	6	4,506	245	7,224	251
States and political subdivisions	20	—	—	—	20	—
Foreign governments	11	—	73	5	84	5
Residential mortgage-backed	62	—	76	1	138	1
Asset-backed	15	1	12	—	27	1
Redeemable preferred stock	10	—	13	1	23	1
Total	$5,739	$30	$6,011	$294	$11,750	$324
The Company’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.5% of total investments. The largest exposures to a single issuer of corporate securities held at June 30, 2018 and December 31, 2017 were $203 million and $207 million, respectively. Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the National Association of Insurance Commissioners (“NAIC”) designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At June 30, 2018 and December 31, 2017, respectively, approximately $1,284 million and $1,372 million, or 2.9% and 3.0%, of the $44,171 million and $45,068 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had net unrealized gains and (losses) of $(14) million and $5 million at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018 and December 31, 2017, respectively, the $520 million and $294 million of gross unrealized losses of twelve months or more were concentrated in corporate and U.S. Treasury, government and agency securities. In accordance with the policy described in Note 2, the Company concluded that an adjustment to income for OTTI for these securities was not warranted at either June 30, 2018 or 2017. At June 30, 2018 and December 31,

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2017, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
The Company does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business. At June 30, 2018, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $3 million.
For the three and six months ended June 30, 2018 and 2017, investment income is shown net of investment expenses of $19 million, $38 million, $9 million and $29 million, respectively.
At June 30, 2018 and December 31, 2017, the fair values of the Company’s trading account securities were $14,146 million and $14,170 million, respectively. Also at June 30, 2018 and December 31, 2017, trading securities included the General Account’s investment in Separate Accounts, which had carrying values of $50 million and $50 million, respectively.
Net unrealized and realized gains (losses) on trading account equity securities are included in Net investment income (loss) in the Consolidated Statements of Income (Loss). The table below shows a breakdown of Net investment income from trading account securities during the three and six months ended June 30, 2018 and 2017:
Net Investment Income (Loss) from Trading Securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(99)	$102	$(220)	$189
Net investment gains (losses) recognized on securities sold during the period	(18)	23	(17)	27
Unrealized and realized gains (losses) on trading securities arising during the period	(117)	125	(237)	216
Interest and dividend income from trading securities	83	54	159	117
Net investment income (loss) from trading securities	$(34)	$179	$(78)	$333
Mortgage Loans
The payment terms of mortgage loans may from time to time be restructured or modified.
Mortgage loans on real estate are placed on nonaccrual status once management determines the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At June 30, 2018 and December 31, 2017, the carrying values of commercial mortgage loans on real estate that had been classified as nonaccrual loans were $19 million and $19 million, respectively.
Valuation Allowances for Mortgage Loans:
Allowance for credit losses for mortgage loans for the six months ended June 30, 2018 and 2017 are as follows:

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
	(in millions)
Allowance for credit losses:
Beginning balance, January 1,	$8	$8
Charge-offs	—	—
Recoveries	(1)	—
Provision	—	—
Ending balance, June 30,	$7	$8

June 30, Individually Evaluated for Impairment	$7	$8
There were no allowances for credit losses for agricultural mortgage loans for the six months ended June 30, 2018 and 2017.
The following tables provide information relating to the loan to value and debt service coverage ratios for commercial and agricultural mortgage loans at June 30, 2018 and December 31, 2017. The values used in these ratios calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
June 30, 2018

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(in millions)
Commercial Mortgage Loans(1)
0% - 50%	$786	$21	$330	$73	$—	$—	$1,210
50% - 70%	4,709	588	1,280	411	152	—	7,140
70% - 90%	217	110	144	309	27	—	807
90% plus	—	—	27	—	—	—	27
Total Commercial Mortgage Loans	$5,712	$719	$1,781	$793	$179	$—	$9,184
Agricultural Mortgage Loans(1)
0% - 50%	$280	$141	$266	$528	$316	$31	$1,562
50% - 70%	114	55	227	366	234	50	1,046
70% - 90%	—	—	—	23	—	—	23
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$394	$196	$493	$917	$550	$81	$2,631
Total Mortgage Loans(1)
0% - 50%	$1,066	$162	$596	$601	$316	$31	$2,772
50% - 70%	4,823	643	1,507	777	386	50	8,186
70% - 90%	217	110	144	332	27	—	830
90% plus	—	—	27	—	—	—	27
Total Mortgage Loans	$6,106	$915	$2,274	$1,710	$729	$81	$11,815

(1)	The debt service coverage ratio is calculated using the most recently reported operating income results from property operations divided by annual debt service.

(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides information relating to the aging analysis of past due mortgage loans at June 30, 2018 and December 31, 2017, respectively.

Age Analysis of Past Due Mortgage Loan

	30-59 Days	60-89 Days	90 Days or >	Total	Current	Total Financing Receivables	Recorded Investment 90 Days or > and Accruing
				(in millions)
June 30, 2018
Commercial	$—	$—	$27	$27	$9,157	$9,184	$—
Agricultural	46	12	21	79	2,552	2,631	21
Total Mortgage Loans	$46	$12	$48	$106	$11,709	$11,815	$21
December 31, 2017
Commercial	$27	$—	$—	$27	$8,359	$8,386	$—
Agricultural	49	3	22	74	2,500	2,574	22
Total Mortgage Loans	$76	$3	$22	$101	$10,859	$10,960	$22

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides information relating to impaired mortgage loans at June 30, 2018 and December 31, 2017, respectively.
Impaired Mortgage Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(1)	Interest Income Recognized
(in millions)
June 30, 2018:
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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Derivatives utilized to hedge exposure to Variable Annuities with Guarantee Features
The Company has issued and continues to offer variable annuity products with variable annuity guaranteed benefits (“GMxB”), including guaranteed minimum living benefits (“GMLBs”) (such as guaranteed minimum income benefits (“GMIBs”), guaranteed minimum withdrawal benefits (“GMWBs”) and guaranteed minimum accumulation benefits (“GMABs”)), and guaranteed minimum death benefits (“GMDBs”) (inclusive of return of premium death benefit guarantees). The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholders’ account balances would support. The risk associated with the GMIB feature is that under-performance of the financial markets could result in the present value of GMIB, in the event of annuitization, being higher than what accumulated policyholders’ account balances would support, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. The risk associated with products that have a GMxB derivative features liability is that under-performance of the financial markets could result in the GMxB derivative features’ benefits being higher than what accumulated policyholders’ account balances would support.
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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Derivatives used for General Account Investment Portfolio
The Company maintains a strategy in its General Account investment portfolio to replicate the credit exposure of fixed maturity securities otherwise permissible for investment under its investment guidelines through the sale of credit default swaps (“CDSs”). Under the terms of these swaps, the Company receives quarterly fixed premiums that, together with any initial amount paid or received at trade inception, replicate the credit spread otherwise currently obtainable by purchasing the referenced entity’s bonds of similar maturity. These credit derivatives generally have remaining terms of five years or less and are recorded at fair value with changes in fair value, including the yield component that emerges from initial amounts paid or received, reported in Net investment income (loss). The Company manages its credit exposure taking into consideration both cash and derivatives based positions and selects the reference entities in its replicated credit exposures in a manner consistent with its selection of fixed maturities. In addition, the Company generally transacts the sale of CDSs in single name reference entities of investment grade credit quality and with counterparties subject to collateral posting requirements. If there is an event of default by the reference entity or other such credit event as defined under the terms of the swap contract, the Company is obligated to perform under the credit derivative and, at the counterparty’s option, either pay the referenced amount of the contract less an auction-determined recovery amount or pay the referenced amount of the contract and receive in return the defaulted or similar security of the reference entity for recovery by sale at the contract settlement auction. To date, there have been no events of default or circumstances indicative of deterioration in the credit quality of the named referenced entities to require or suggest that the Company will have to perform under these CDSs. The maximum potential amount of future payments the Company could be required to make under these credit derivatives is limited to the par value of the referenced securities which is the dollar or euro-equivalent of the derivative notional amount. The Standard North American CDS Contract (“SNAC”) or Standard European Corporate Contract (“STEC”) under which the Company executes these CDS sales transactions does not contain recourse provisions for recovery of amounts paid under the credit derivative.
The Company purchased 30-year TIPS and other sovereign bonds, inflation linked and non-inflation linked, as General Account investments and enters into asset or cross-currency basis swaps, to result in payment of the given bond’s coupons and principal at maturity in the bond’s specified currency to the swap counterparty in return for fixed dollar amounts. These swaps, when considered in combination with the bonds, together result in a net position that is intended to replicate a dollar-denominated fixed-coupon cash bond with a yield higher than a term-equivalent U.S. Treasury bond. At June 30, 2018 and December 31, 2017, the Company’s unrealized gains (losses) related to this program were $95 million and $86 million, respectively, and reported in AOCI.
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
In 2016, the Company implemented a program to mitigate its duration gap using total return swaps for which the reference U.S. Treasury securities are sold to the swap counterparty under arrangements economically similar to repurchase agreements. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, the Company derecognizes these securities with consequent gain or loss from the sale. Under this program the Company derecognized approximately $3,905 million U.S. Treasury securities for which the Company received proceeds of approximately $3,906 million at inception of the total return swap contract.  Under the terms of these swaps, the Company retains ongoing exposure to the total returns of the underlying U.S. Treasury securities in exchange for a financing cost. At June 30, 2018, the aggregate fair value of U.S. Treasury securities derecognized under this program was approximately $3,655 million. Reported in Other invested assets in the Company’s balance sheet at June 30, 2018 is approximately $34 million, representing the fair value of the total return swap contracts.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Derivatives used to hedge currency fluctuations
The Company uses foreign exchange derivatives to reduce exposure to currency fluctuations that may arise from non-U.S.-dollar denominated financial instruments. The Company had a currency swap contract with AXA to hedge foreign exchange exposure from affiliated loans, which matured in March 2018.
The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments.
Derivative Instruments by Category

	At June 30, 2018			Gains (Losses) Reported In Net Earnings (Loss) Six Months Ended June 30, 2018
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(in millions)
Freestanding derivatives:
Equity contracts:(1)
Futures	$7,776	$2	$1	$(294)
Swaps	8,330	119	79	(17)
Options	22,954	3,676	1,540	240
Interest rate contracts:(1)
Swaps	28,010	570	252	(716)
Futures	21,315	—	—	104
Credit contracts:(1)
Credit default swaps	1,954	26	3	(2)
Other freestanding contracts:(1)
Foreign currency contracts	1,953	34	13	14
Margin	—	22	—	—
Collateral	—	3	2,607	—
Embedded derivatives:
GMIB reinsurance contracts(6)	—	1,636	—	(251)
GMxB derivative features liability(3,6)	—	—	3,657	882
SCS, SIO, MSO and IUL indexed features(5,6)	—	—	1,968	(314)
Net derivative investment gains (loss)				(354)
Cross currency swaps (2,4)	—	—	—	9
Total	$92,292	$6,088	$10,120	$(345)

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Other assets or Other liabilities in the consolidated balance sheets.

(3)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(4)	Reported in Other income in the consolidated statements of income (loss).

(5)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in the Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

(6)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	At December 31, 2017			Gains (Losses) Reported In Net Earnings (Loss) Six Months Ended June 30, 2017
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(in millions)
Freestanding derivatives:
Equity contracts:(1)
Futures	$6,716	$1	$2	$(616)
Swaps	7,623	4	201	(674)
Options	22,223	3,456	1,457	504
Interest rate contracts:(1)
Swaps	26,769	604	193	585
Futures	20,675	—	—	83
Credit contracts:(1)
Credit default swaps	2,131	35	3	8
Other freestanding contracts:(1)
Foreign currency contracts	1,423	19	10	(1)
Margin	—	24	4	—
Collateral	—	4	2,123	—
Embedded derivatives:
GMIB reinsurance contracts(6)	—	1,894	—	367
GMxB derivative features liability(3,6)	—	—	4,358	743
SCS, SIO, MSO and IUL indexed features(5,6)	—	—	1,786	(505)
Net derivative investment gains (loss)				494
Cross currency swaps(2,4)	354	5	—	(7)
Total	$87,914	$6,046	$10,137	$487

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Other assets or Other liabilities in the consolidated balance sheets.

(3)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(4)	Reported in Other income in the consolidated statements of income (loss).

(5)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in the Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

(6)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).

Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts at June 30, 2018 are exchange-traded and net settled daily in cash. At June 30, 2018, the Company had open exchange-traded futures positions on: (i) the S&P 500, Russell 2000, and Emerging Market indices, having initial margin requirements of $230 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $56 million and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200, and European, Australasia, and Far East (“EAFE”) indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $22 million.

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
At June 30, 2018 and December 31, 2017, respectively, the Company held $2,607 million and $2,123 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in Other invested assets. The Company posted collateral of $3 million and $4 million at June 30, 2018 and December 31, 2017, respectively, in the normal operation of its collateral arrangements. Certain of the Company’s ISDA Master Agreements contain contingent provisions that permit the counterparty to terminate the ISDA Master Agreement if the Company’s credit rating falls below a specified threshold, however, the occurrence of such credit event would not impose additional collateral requirements.
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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company obtains or posts collateral generally in the form of cash and U.S. Treasury, corporate and government agency securities. The fair value of the securities to be repurchased or resold is monitored on a daily basis with additional collateral posted or obtained as necessary. Securities to be repurchased or resold are the same, or substantially the same, as those initially transacted under the arrangement. At June 30, 2018 and December 31, 2017, the balance outstanding under securities repurchase transactions was $1,850 million and $1,887 million, respectively. The Company utilized these repurchase and reverse repurchase agreements for asset liability and cash management purposes. For other instruments used for asset liability management purposes, see “Obligation under funding agreements” included in Note 15.
The following table presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments at June 30, 2018.
Offsetting of Financial Assets and Liabilities and Derivative Instruments
At June 30, 2018

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
	(in millions)
ASSETS(1)
Description
Derivatives:
Equity contracts	$3,797	$1,621	$2,176
Interest rate contracts	570	252	318
Credit contracts	26	3	23
Currency	34	13	21
Margin	22	—	22
Collateral	3	2,607	(2,604)
Total Derivatives, subject to an ISDA Master Agreement	4,452	4,496	(44)
Other financial instruments	1,836	—	1,836
Other invested assets	$6,288	$4,496	$1,792
LIABILITIES(2)
Description
Derivatives:
Equity contracts	$1,621	$1,621	$—
Interest rate contracts	252	252	—
Credit contracts	3	3	—
Currency	13	13	—
Margin	—	—	—
Collateral	2,607	2,607	—
Total Derivatives, subject to an ISDA Master Agreement	4,496	4,496	—
Other financial liabilities	3,350	—	3,350
Other liabilities	$7,846	$4,496	$3,350
Securities sold under agreement to repurchase(3)	$1,842	$—	$1,842

(1)	Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.

(2)	Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.

(3)	Excludes expense of $8 million in securities sold under agreement to repurchase.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents information about the Company’s gross collateral amounts that are not offset in the consolidated balance sheets at June 30, 2018.
Collateral Amounts Offset in the Consolidated Balance Sheets
At June 30, 2018

	Net Amounts Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amounts
	(in millions)
Assets(1)
Total derivatives	$2,538	$—	$(2,582)	$(44)
Other financial instruments	1,836	—	—	1,836
Other invested assets	$4,374	$—	$(2,582)	$1,792
Liabilities:(2)
Securities sold under agreement to repurchase(3)(4)(5)	$1,842	$(1,889)	$(13)	$(60)

(1)	Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.

(2)	Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.

(3)	Excludes expense of $8 million included in Securities sold under agreements to repurchase on the consolidated balance sheet.

(4)	US Treasury and agency securities are included in Fixed maturities available for sale on the consolidated balance sheet.

(5)	Cash is reported in Cash and cash equivalents on the consolidated balance sheet.

The following table presents information about repurchase agreements accounted for as secured borrowings in the consolidated balance sheets at June 30, 2018.
Repurchase Agreement Accounted for as Secured Borrowings

	At June 30, 2018
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30–90 days	Greater Than 90 days	Total
	(in millions)
Securities sold under agreement to repurchase(1)
U.S. Treasury and agency securities	$—	$1,842	$—	$—	$1,842
Total	$—	$1,842	$—	$—	$1,842

(1)	Excludes expense accrual of $8 million included in Securities sold under agreements to repurchase on the consolidated balance sheet.

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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4)    CLOSED BLOCK
Summarized financial information for the Company’s Closed Block is as follows:

	June 30, 2018	December 31, 2017
	(in millions)
CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$6,829	$6,958
Policyholder dividend obligation	—	19
Other liabilities	272	271
Total Closed Block liabilities	7,101	7,248
ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value (amortized cost of $3,768 and $3,923)	3,772	4,070
Mortgage loans on real estate	1,908	1,720
Policy loans	752	781
Cash and other invested assets	216	351
Other assets	182	182
Total assets designated to the Closed Block	6,830	7,104
Excess of Closed Block liabilities over assets designated to the Closed Block	271	144
Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of policyholder dividend obligation of $0 and $19	14	138
Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	$285	$282
The Company’s Closed Block revenues and expenses follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
REVENUES:
Premiums and other income	$49	$61	$100	$115
Net investment income (loss)	73	79	146	162
Net investment gains (losses)	—	(1)	1	(16)
Total revenues	122	139	247	261
BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	123	133	249	284
Other operating costs and expenses	—	1	2	1
Total benefits and other deductions	123	134	251	285
Net revenues (loss) before income taxes	(1)	5	(4)	(24)
Income tax (expense) benefit	—	(2)	1	8
Net Revenues (Losses)	$(1)	$3	$(3)	$(16)

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of the Company’s policyholder dividend obligation follows:

	Six Months Ended June 30,
	2018	2017
	(in millions)
Balances, beginning of year	$19	$52
Unrealized investment gains (losses), net of DAC	(19)	(5)
Balances, End of Period	$—	$47

5)    INSURANCE LIABILITIES
A) Variable Annuity Contracts – GMDB, GMIB, GIB and GWBL and Other Features
The Company has certain variable annuity contracts with GMDB, GMIB, GIB and GWBL and other features in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

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
The following table summarizes the direct GMDB and GMIB without a no-lapse guarantee rider (“NLG”) feature liabilities, before reinsurance ceded, reflected in the consolidated balance sheets in Future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(in millions)
Balance at January 1, 2018	$4,085	$4,800	$8,885
Paid guarantee benefits	(200)	(65)	(265)
Other changes in reserve	244	(33)	211
Balance at June 30, 2018	$4,129	$4,702	$8,831
Balance at January 1, 2017	$3,170	$3,868	$7,038
Paid guarantee benefits	(189)	(79)	(268)
Other changes in reserve	653	788	1,441
Balance at June 30, 2017	$3,634	$4,577	$8,211

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the ceded GMDB liabilities, reflected in the consolidated balance sheets in Amounts due from reinsurers:

	Six Months Ended June 30,
	2018	2017
	(in millions)
Balance, beginning of year	$108	$90
Paid guarantee benefits	(10)	(9)
Other changes in reserve	4	18
Balance, End of Period	$102	$99
The following table summarizes the assumed GMDB liabilities, reflected in the consolidated balance sheets in Future policy benefits and other policyholders’ liabilities:

	Six Months Ended June 30,
	2018	2017
	(in millions)
Balance, beginning of year	$95	$121
Paid guarantee benefits	(12)	(11)
Other changes in reserve	(1)	(6)
Balance, End of Period	$82	$104
The liability for the GMxB derivative features the liability for SCS, SIO, MSO and IUL indexed features and the GMIB reinsurance contract asset are considered embedded or freestanding insurance derivatives and are reported at fair value. Summarized in the table below is a summary of the fair value of these liabilities at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(in millions)
GMIBNLG(1)	$3,418	$4,056
SCS, SIO, MSO, IUL indexed features(2)	1,968	1,786
Assumed GMIB reinsurance Contracts(1)	158	194
GWBL/GMWB(1)	119	130
GIB(1)	(41)	(27)
GMAB(1)	3	5
Total embedded and freestanding derivative liabilities	$5,625	$6,144

GMIB reinsurance contract asset(3)	$1,636	$1,894

(1)	Reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

(2)	Reported in Policyholders’ account balances in the consolidated balance sheets.

(3)	Reported in GMIB reinsurance contract asset, at fair value in the consolidated balance sheets.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The June 30, 2018 values for direct variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:
Direct Variable Annuity Contract Values

	June 30, 2018
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars in millions)
GMDB:
Account values invested in:
General Account	$13,947	$106	$63	$190	$14,306
Separate Accounts	$45,892	$9,348	$3,363	$34,610	$93,213
Net amount at risk, gross	$176	$88	$1,980	$16,493	$18,737
Net amount at risk, net of amounts reinsured	$176	$84	$1,367	$16,493	$18,120
Average attained age of policyholders	51.3	66.7	73.3	68.6	55.2
Percentage of policyholders over age 70	9.8%	41.6%	64.3%	48.3%	18.4%
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%
GMIB:
Account values invested in:
General Account	N/A	N/A	$23	$280	$303
Separate Accounts	N/A	N/A	$20,928	$39,350	$60,278
Net amount at risk, gross	N/A	N/A	$843	$6,275	$7,118
Net amount at risk, net of amounts reinsured	N/A	N/A	$264	$5,700	$5,964
Average attained age of policyholders	N/A	N/A	70.3	68.8	69.0
Weighted average years remaining until annuitization	N/A	N/A	1.6	0.6	0.7
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%
The June 30, 2018 values for assumed variable annuity contracts in force on such date with GMDB and GMIB features are presented in the following table:

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Assumed Variable Annuity Contract Values

	June 30, 2018
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars in millions)
GMDB:
Reinsured account values	$1,012	$5,758	$295	$1,847	$8,912
Net amount at risk assumed	$7	$286	$22	$295	$610
Average attained age of policyholders	67.1	71.9	76.8	75.1	72.2
Percentage of policyholders over age 70	42.1%	61.3%	77.5%	74.6%	62.4%
Range of contractually specified interest rates	N/A	N/A	3%-10%	5%-10%	3%-10%
GMIB:
Reinsured account values	$961	$51	$266	$1,316	$2,594
Net amount at risk assumed	$1	$—	$36	$210	$247
Average attained age of policyholders	71.3	73.8	71.4	68.5	70.0
Percentage of policyholders over age 70	62.2%	64.6%	57.4%	48.8%	55.0%
Range of contractually specified interest rates(1)	N/A	N/A	3.3%-6.5%	6%-6%	3.3%-6.5%

(1)	In general, for policies with the highest contractual interest rate shown (10%), the rate applied only for the first 10 years after issue, which have now elapsed.
B) Separate Account Investments by Investment Category Underlying GMDB and GMIB Features
The total account values of variable annuity contracts with GMDB and GMIB features include amounts allocated to the guaranteed interest option, which is backed by the assets in the General Account and variable investment options that invest through Separate Accounts in variable insurance trusts. The following table presents the aggregate fair value of assets, by major investment category, held by Separate Accounts that support variable annuity contracts with GMDB and GMIB guarantees. The investment performance of the assets impacts the related account values and, consequently, the net amount of risk associated with the GMDB and GMIB benefits and guarantees. Because variable annuity contracts offer both GMDB and GMIB features, GMDB and GMIB amounts are not mutually exclusive.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Investment in Separate Account Investment Options

	June 30, 2018	December 31, 2017(1)
	(in millions)
GMDB:
Equity	$41,308	$41,658
Fixed income	5,316	5,469
Balanced	45,736	46,577
Other	853	968
Total	$93,213	$94,672
GMIB:
Equity	$19,107	$19,928
Fixed income	2,977	3,150
Balanced	37,894	38,890
Other	301	318
Total	$60,279	$62,286

(1)
Amounts previously reported were as follows in millions: (a) GMDB: Equity $78,069, Fixed Income $2,234, Balanced $14,084, and Other $283; (b) GMIB: Equity $50,429, Fixed Income $1,568, Balanced $10,165, and Other $124.

C) Hedging Programs for GMDB, GMIB, GIB and Other Features
Beginning in 2003, the Company established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator series of variable annuity products. The program has also been extended to cover other guaranteed benefits as they have been made available. This program utilizes derivative contracts, such as exchange-traded equity, currency and interest rate futures contracts, total return and/or equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the capital markets. At the present time, this program hedges certain economic risks on products sold from 2001 forward, to the extent such risks are not externally reinsured. At June 30, 2018, the total account value and net amount at risk of the hedged variable annuity contracts were $68,823 million and $17,169 million, respectively, with the GMDB feature and $57,987 million and $7,226 million, respectively, with the GMIB and GIB feature. A hedge program is also used to manage certain capital markets risks associated with the products the Company has assumed that have GMDB and GMIB features. At June 30, 2018, the total account value and net amount at risk of the hedged assumed variable annuity contracts were $8,912 million and $610 million, respectively, with the GMDB feature and $2,594 million and $247 million, respectively, with the GMIB feature.
These programs do not qualify for hedge accounting treatment. Therefore, gains (losses) on the derivatives contracts used in these programs, including current period changes in fair value, are recognized in Net derivative gains (losses) in the period in which they occur, and may contribute to income (loss) volatility.
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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the NLG liabilities reflected in the General Account in Future policy benefits and other policyholders’ liabilities:

Direct Liability(1)
(in millions)
Balance at January 1, 2018	$686
Paid Guaranteed Benefits	(9)
Other changes in reserves	52
Balance at June 30, 2018	$729
Balance at January 1, 2017	$1,307
Other changes in reserves	49
Balance at June 30, 2017	$1,356
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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7)    SHORT-TERM AND LONG-TERM DEBT
Short-term and long-term debt outstanding as of June 30, 2018 and December 31, 2017 included:

	June 30, 2018	December 31, 2017
	(in millions)
Short-term debt:
AB commercial paper (with interest rates of 2.0% and 1.6%)	$515	491
AB revolving credit facility (with interest rate of 2.4%)	—	75
AXA Financial commercial paper (with interest rates of 0% and 1.6%)	—	1,290
Total short-term debt	$515	$1,856
Long-term debt:
Senior Notes (5.00%, due 2048)	1,480	—
Senior Notes (4.35%, due 2028)	1,485	—
Senior Notes (3.90%, due 2023)	793	—
Delayed Draw Term Loan (3 month LIBOR + 1.125%, due 2021)	300	—
AXA Financial Senior Debentures, 7.0%, due 2028	349	349
AXA Equitable non-recourse mortgage debt (with interest rates of 4.1%)	—	82
AXA Equitable non-recourse mortgage debt (with interest rates of 3.9%)	—	121
Total long-term debt	$4,407	$552
Total Short-term and Long-term debt	$4,922	$2,408
Short-term Debt
AB Commercial Paper
As of June 30, 2018 and December 31, 2017, AB had $515 million and $491 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 2.0% and 1.6%, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the six months ended June 30, 2018 and the year ended December 31, 2017 were $429 million and $482 million, respectively, with weighted average interest rates of approximately 1.9% and 1.2%, respectively.
AXA Financial Commercial Paper
In June 2009, AXA Financial and AXA initiated a commercial paper program on a private placement basis under which AXA Financial or AXA may issue short-term unsecured notes in an aggregate amount not to exceed $2 billion outstanding at any time. At December 31, 2017, $1.3 billion was outstanding with an interest rate of 1.6%. Prior to June 12, 2018, the obligations of AXA Financial were guaranteed by AXA. Subsequent to June 12, 2018, there were no amounts outstanding under this commercial paper program and AXA Financial does not intend to incur any additional borrowings under the program.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Long-term Debt
Holdings Senior Notes
On April 20, 2018, Holdings issued $800 million aggregate principal amount of 3.9% Senior Notes due 2023, $1.5 billion aggregate principal amount of 4.35% Senior Notes due 2028 and $1.5 billion aggregate principal amount of 5.0% Senior Notes due 2048 (together, the “Notes”). These amounts are recorded net of original issue discount and issuance costs.
Holdings Three-Year Delayed Draw Term Loan
On May 4, 2018, Holdings borrowed $300 million under a $500 million three-year senior unsecured delayed draw term loan agreement and terminated the remaining $200 million capacity at the date of the IPO.
AXA Financial Senior Debentures
As of June 30, 2018 and December 31, 2017, AXA Financial had outstanding $349 million aggregate principal amount of 7.0% Senior Debentures due 2028 (the “Senior Debentures”). The Senior Debentures are the unsecured, senior indebtedness of AXA Financial.
Credit Facilities
Holdings Two-Year Delayed Draw Term Loan
In February 2018, Holdings entered into a $3.9 billion two year senior unsecured delayed draw term loan agreement which was terminated in April 2018.
Holdings Revolving Credit Facility
In February 2018, Holdings entered into a $2.5 billion five-year senior unsecured revolving credit facility with a syndicate of banks. The revolving credit facility has a sub-limit of $1.5 billion for the issuance of letters of credit to support our life insurance business reinsured to EQ AZ Life Re following the GMxB Unwind and the third-party GMxB variable annuity business reinsured by CS Life RE. In April 2018, the Company had $125 million and $800 million of undrawn letters of credit issued out of the $1.5 billion sub-limit for ACS Life and AXA Equitable Life, respectively, as beneficiaries.
Bilateral Letter of Credit Facilities
In February 2018, the Company entered into bilateral letter of credit facilities, each guaranteed by Holdings, with an aggregate principal amount of approximately $1.9 billion, with the following counterparties:

•	JP Morgan ($150 million)

•	Citi ($175 million)

•	Barclays ($150 million)

•	HSBC ($150 million)

•	CACIB ($400 million)

•	Helaba ($300 million)

•	Commerzbank ($325 million)

•	Natixis ($250 million)

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

These facilities support our life insurance business reinsured to EQ AZ Life Re following the GMxB Unwind. As of June 30, 2018, $1.9 billion of letters of credit were issued under these facilities, each of which matures on February 16, 2023.
AB Revolving Credit Facility
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
The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of June 30, 2018, AB was in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.
As of June 30, 2018 and December 31, 2017, AB and SCB LLC had no amounts outstanding under the AB Credit Facility. During the first six months of 2018 and the full year 2017, AB and SCB LLC did not draw upon the AB Credit Facility.
AB has a $200 million, unsecured 364-day senior revolving credit facility (the “Revolver”) with a leading international bank and the other lending institutions that may be party thereto, which matures on November 28, 2018. The Revolver is available for AB's and SCB LLC’s business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC’s operations. Both AB and SCB LLC can draw directly under the Revolver and management expects to draw on the Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Revolver. The Revolver contains affirmative, negative and financial covenants that are identical to those of AB’s $1.0 billion committed, unsecured senior revolving credit facility. As of June 30, 2018, AB had no amounts outstanding under the Revolver. As of December 31, 2017, AB had $75 million outstanding under the Revolver with an interest rate of 2.4%. Average daily borrowing under the Revolver during the six months ended June 30, 2018 and year ended December 31, 2017 were $18 million and $21 million, respectively, with weighted average interest rates of approximately 2.6% and 2.0%, respectively.
Termination of AXA Financial’s Participation in AXA Facilities
On the date of the IPO, AXA Financial terminated its participation in the following credit facilities guaranteed by AXA: (i) J.P. Morgan Chase Bank $250 million multi-currency revolving credit facility; (ii) Citibank $300 million multi-currency credit facility; (iii) Bank of America Merrill Lynch $300 million multi-currency revolving credit facility; (iv) club deal unsecured revolving credit facility with a number of lending institutions for $1.3 billion.
Also, AXA Financial, AXA RE Arizona and CS Life terminated their participation in an unsecured revolving credit facility guaranteed by AXA totaling €1.6 billion (or its equivalent in optional currencies) with a number of major European lending institutions.
On April 25, 2018, AXA Equitable Life (as successor to AXA RE Arizona) canceled its $1.5 billion revolving credit facility with AXA.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In second quarter 2018, AXA RE Arizona terminated its participation in the following credit facilities guaranteed by AXA: (i) $700 million letter of credit facility agreement with Commerzbank, (ii) $2.45 billion letter of credit facility agreement with Citibank Europe Plc and (iii) $200 million letter of credit facility agreement with JP Morgan Europe Limits.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8)    FAIR VALUE DISCLOSURES
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
Assets and liabilities measured at fair value on a recurring basis are summarized below. At June 30, 2018 and December 31, 2017, no assets were required to be measured at fair value on a non-recurring basis. Fair value measurements are required on a non-recurring basis for certain assets, including goodwill and mortgage loans on real estate, only when an OTTI or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy. The Company recognizes transfers between valuation levels at the beginning of the reporting period.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value Measurements at June 30, 2018

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments
Fixed maturities, available-for-sale:
Public Corporate	$—	$19,837	$75	$19,912
Private Corporate	—	6,189	1,085	7,274
U.S. Treasury, government and agency	—	14,401	—	14,401
States and political subdivisions	—	432	38	470
Foreign governments	—	457	—	457
Residential mortgage-backed(1)	—	256	—	256
Asset-backed(2)	—	91	538	629
Redeemable preferred stock	181	325	—	506
Subtotal	181	41,988	1,736	43,905
Other equity investments	12	—	44	56
Trading securities	501	13,607	38	14,146
Other invested assets:
Short-term investments	—	483	—	483
Assets of consolidated VIEs/VOEs	73	226	29	328
Swaps	—	380	—	380
Credit Default Swaps	—	23	—	23
Futures	1	—	—	1
Options	—	2,135	—	2,135
Subtotal	74	3,247	29	3,350
Cash equivalents	6,833	—	—	6,833
Segregated securities	—	1,289	—	1,289
GMIB reinsurance contract asset	—	—	1,636	1,636
Separate Accounts’ assets	119,592	2,778	361	122,731
Total Assets	$127,193	$62,909	$3,844	$193,946
Liabilities
Other invested liabilities
GMxB derivative features’ liability	$—	$—	$3,657	$3,657
SCS, SIO, MSO and IUL indexed features’ liability	—	1,968	—	1,968
Liabilities of consolidated VIEs/VOEs	—	3	—	3
Contingent payment arrangements	—	—	13	13
Total Liabilities	$—	$1,971	$3,670	$5,641

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

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

At June 30, 2018 and December 31, 2017, respectively, the fair value of public fixed maturities is approximately $35,682 million and $38,762 million or approximately 18.7% and 20.0% of the Company’s total assets measured at fair value on a recurring basis (excluding GMIB reinsurance contracts and segregated securities measured at fair value on a

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

recurring basis). The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent valuation service providers and for which the Company maintains a vendor hierarchy by asset type based on historical pricing experience and vendor expertise. Although each security generally is priced by multiple independent valuation service providers, the Company ultimately uses the price received from the independent valuation service provider highest in the vendor hierarchy based on the respective asset type, with limited exception. To validate reasonableness, prices also are internally reviewed by those with relevant expertise through comparison with directly observed recent market trades. Consistent with the fair value hierarchy, public fixed maturity securities validated in this manner generally are reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the security in a manner agreed as more consistent with current market observations, the security remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.
At June 30, 2018 and December 31, 2017, respectively, the fair value of private fixed maturities is approximately $8,223 million and $8,179 million or approximately 4.3% and 4.2% of the Company’s total assets measured at fair value on a recurring basis. The fair values of the Company’s private fixed maturities are determined from prices obtained from independent valuation service providers. Prices not obtained from an independent valuation service provider are determined by using a discounted cash flow model or a market comparable company valuation technique. In certain cases, these models use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model or a market comparable company valuation technique may also incorporate unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. To the extent management determines that such unobservable inputs are significant to the fair value measurement of a security, a Level 3 classification generally is made.
As disclosed in Note 3, at June 30, 2018 and December 31, 2017, respectively, the net fair value of freestanding derivative positions is approximately 66.1% and 42.9% of Other invested assets measured at fair value on a recurring basis, with a value of $2,539 million and $2,258 million. The fair values of the Company’s derivative positions are generally based on prices obtained either from independent valuation service providers or derived by applying market inputs from recognized vendors into industry standard pricing models. The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2. The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves, including overnight index swap (“OIS”) curves, and volatility factors, which then are applied to value the positions. The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the derivative instrument in a manner agreed as more consistent with current market observations, the position remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.
At June 30, 2018 and December 31, 2017, respectively, investments classified as Level 1 comprise approximately 66.6% and 64.9% of assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, trading securities, cash equivalents and Separate Account assets. Fair value measurements classified as Level 1

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts. Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.
At June 30, 2018 and December 31, 2017, respectively, investments classified as Level 2 comprise approximately 32.3% and 34.0% of assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as public and private fixed maturities. As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. Segregated securities classified as Level 2 are U.S. Treasury bills segregated by AB in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.
Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, issuer spreads, benchmark securities and other reference data. Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities. At June 30, 2018 and December 31, 2017, respectively, approximately $262 million and $875 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2 for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.
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
At June 30, 2018 and December 31, 2017, respectively, investments classified as Level 3 comprise approximately 1.2% and 1.1% of assets measured at fair value on a recurring basis and primarily include corporate debt securities, such as private fixed maturities. Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement. Included in the Level 3 classification at June 30, 2018 and December 31, 2017, respectively, were approximately $94 million and $97 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data. The Company applies various due diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security. In addition, approximately $538 million and $598 million of mortgage- and asset-backed securities are classified as Level 3 at June 30, 2018 and December 31, 2017, respectively.
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
Level 3 also includes the GMIB reinsurance contract assets, which are accounted for as derivative contracts.  The GMIB reinsurance contract asset and liabilities’ fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while GMxB derivative features liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins and nonperformance risk, attributable to GMxB derivative features’ liability over a range of market-consistent economic scenarios.
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
After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $12 million and $8 million at June 30, 2018 and December 31, 2017, respectively, to recognize incremental counterparty non-performance risk and reduced the fair value of its GMIB reinsurance contract liabilities by $22 million and $24 million at June 30, 2018 and December 31, 2017, respectively, to recognize its own incremental non-performance risk.
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
The Company’s Level 3 liabilities include contingent payment arrangements associated with acquisitions in 2010, 2014 and 2016 by AB. At each reporting date, AB estimates the fair values of the contingent consideration expected to be paid based upon revenue and discount rate projections, using unobservable market data inputs, which are included in Level 3 of the valuation hierarchy. The Company’s Level 3 liabilities also include contingent payment arrangements associated with a Renewal Rights Agreement (the “Renewal Rights Agreement”) that transitions certain group employee benefits policies beginning January 1, 2017 from an insurer exiting such business to MONY Life Insurance Company of America (“MLOA”). The fair value of the contingent payments liability associated with this transaction is measured and adjusted each reporting period through final settlement using projected premiums from these policies, net of potential surrenders and terminations, and applying a risk-adjusted discount factor (6.4% at June 30, 2018) to the resulting cash flows.
As of June 30, 2018 and December 31, 2017, the Company’s consolidated VIEs/VOEs hold $29 million and $27 million, respectively, of investments that are classified as Level 3 primarily consist of corporate bonds that are vendor priced with no ratings available, bank loans, non-agency collateralized mortgage obligations and asset-backed securities.
During the six months ended June 30, 2018, AFS fixed maturities with fair values of $28 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $65 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.6% of total equity at June 30, 2018.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the six months ended June 30, 2017, $6 million of AFS fixed maturities were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $13 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.2% of total equity at June 30, 2017.

The tables below presents a reconciliation for all Level 3 assets and liabilities for the three and six months ended June 30, 2018 and 2017, respectively:
Level 3 Instruments
Fair Value Measurements

	Corporate	State and Political Sub- divisions	Commercial Mortgage- backed	Asset- backed
	(in millions)
Balance, April 1, 2018	$1,253	$39	$—	$540
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	3	—	—	—
Investment gains (losses), net	1	—	—	—
Subtotal	4	—	—	—
Other comprehensive income (loss)	7	—	—	(1)
Purchases	11	—	—	—
Sales	(101)	(1)	—	(1)
Settlements	—	—	—	—
Transfers into Level 3(1)	(2)	—	—	—
Transfers out of Level 3(1)	(12)	—	—	—
Balance, June 30, 2018	$1,160	$38	$—	$538
Balance, April 1, 2017	$1,025	$42	$340	$323
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	3	—	1	—
Investment gains (losses), net	(1)	—	4	15
Subtotal	2	—	5	15
Other comprehensive income (loss)	(52)	—	(6)	(12)
Purchases	162	—	196	210
Sales	(38)	—	(34)	(16)
Transfers into Level 3(1)	(5)	—	—	(6)
Transfers out of Level 3(1)	(5)	—	—	(1)
Balance, June 30, 2017	$1,089	$42	$501	$513

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Corporate	State and Political Sub- divisions	Commercial Mortgage- backed	Asset- backed
	(in millions)
Balance, January 1, 2018	$1,150	$40	$—	$541
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	4	—	—	—
Investment gains (losses), net	1	—	—	—
Subtotal	5	—	—	—
Other comprehensive income (loss)	(14)	(1)	—	(1)
Purchases	200	—	—	—
Sales	(218)	(1)	—	(2)
Settlements	—	—	—	—
Transfers into Level 3(1)	65	—	—	—
Transfers out of Level 3(1)	(28)	—	—	—
Balance, June 30, 2018	$1,160	$38	$—	$538
Balance, January 1, 2017	$857	$42	$373	$120
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	4	—	1	—
Investment gains (losses), net	(1)	—	(19)	15
Subtotal	3	—	(18)	15
Other comprehensive income (loss)	(7)	—	19	(7)
Purchases	333	—	196	405
Sales	(105)	—	(69)	(19)
Transfers into Level 3(1)	13	—	—	—
Transfers out of Level 3(1)	(5)	—	—	(1)
Balance, June 30, 2017	$1,089	$42	$501	$513

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Redeemable Preferred Stock	Other Equity Investments(2)	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB derivative features liability	Contingent Payment Arrangement
	(in millions)
Balance, April 1, 2018	$—	$110	$1,734	$357	$(3,977)	$(14)
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	(1)	—	6	—	—
Net derivative gains (losses)	—	—	(92)	—	422	—
Subtotal	—	(1)	(92)	6	422	—
Other comprehensive income (loss)	—	5	—	—	—	—
Purchases(2)	—	6	13	(1)	(106)	—
Sales(3)	—	(2)	(19)	—	4	—
Settlements(4)	—	—	—	(1)	—	1
Activity related to consolidated VIEs	—	(3)	—	—	—	—
Transfers into Level 3(1)	—	1	—	—	—	—
Transfers out of Level 3(1)	—	(5)	—	—	—	—
Balance, June 30, 2018	$—	$111	$1,636	$361	$(3,657)	$(13)
Balance, April 1, 2017	$1	$74	$1,659	$325	$(5,146)	$(24)
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	—	—	—	18	—	—
Investment gains (losses), net	—	9	—	(10)	—	—
Net derivative gains (losses)	—	—	438	—	236	—
Subtotal	—	9	438	8	236	—
Other comprehensive income (loss)	—	2	—	—	—	—
Purchases(2)	—	14	15	3	(83)	—
Sales(3)	—	—	(21)	(1)	2	—
Settlements(4)	—	—	—	(1)	—	—
Activity related to consolidated VIEs	—	(6)	—	—	—	—
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—	—	—
Balance, June 30, 2017	$1	$93	$2,091	$334	$(4,991)	$(24)

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Redeemable Preferred Stock	Other Equity Investments(2)	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB derivative features liability	Contingent Payment Arrangement
	(in millions)
Balance, January 1, 2018	$1	$99	$1,894	$349	$(4,358)	$(15)
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	(1)	—	13	—	—
Net derivative gains (losses)	—	—	(251)	—	882	—
Subtotal	—	(1)	(251)	13	882	—
Other comprehensive income (loss)	—	6	—	—	—	—
Purchases(2)	—	10	23	2	(190)	—
Sales(3)	(1)	(2)	(30)	(1)	9	—
Settlements(4)	—	—	—	(2)	—	2
Activity related to consolidated VIEs	—	(2)	—	—	—	—
Transfers into Level 3(1)	—	6	—	—	—	—
Transfers out of Level 3(1)	—	(5)	—	—	—	—
Balance, June 30, 2018	$—	$111	$1,636	$361	$(3,657)	$(13)
Balance, January 1, 2017	$1	$88	$1,735	$313	$(5,580)	$(25)
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	—	—	—	18	—	—
Investment gains (losses), net	—	—	—	—	—	—
Net derivative gains (losses)	—	—	367	—	743	—
Subtotal	—	—	367	18	743	—
Other comprehensive income (loss)	—	2	—	—	—	—
Purchases(2)	—	18	24	6	(164)	—
Sales(3)	—	(1)	(35)	(2)	10	—
Settlements(4)	—	—	—	(2)	—	1
Activity related to consolidated VIEs	—	(15)	—	—	—	—
Transfers into Level 3(1)	—	1	—	1	—	—
Transfers out of Level 3(1)	—	—	—	—	—	—
Balance, June 30, 2017	$1	$93	$2,091	$334	$(4,991)	$(24)

(1)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	For the GMIB reinsurance contract asset, and GMxB derivative features liability, represents attributed fee.

(3)	For the GMIB reinsurance contract asset, represents recoveries from reinsurers and for GMxB derivative features liability represents benefits paid.

(4)	For contingent payment arrangements, it represents payments under the arrangement.

The table below details changes in unrealized gains (losses) for the six months ended June 30, 2018 and 2017 by category for Level 3 assets and liabilities still held at June 30, 2018 and 2017, respectively:

	Income (Loss)
	Investment Gains (Losses), Net	Net Derivative Gains (losses)	OCI
	(in millions)
Level 3 Instruments
Six Months Ended June 30, 2018
Held at June 30, 2018:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$(15)
State and political subdivisions	—	—	(1)
Asset-backed	—	—	1
Subtotal	$—	$—	$(15)
GMIB reinsurance contracts	—	(251)	—
Separate Accounts’ assets(1)	13	—	—
GMxB derivative features' liability	—	882	—
Total	$13	$631	$(15)
Level 3 Instruments
Six Months Ended June 30, 2017
Held at June 30, 2017:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$(6)
Commercial mortgage-backed	—	—	18
Asset-backed	—	—	(7)
Subtotal	$—	$—	$5
GMIB reinsurance contracts	—	367	—
Separate Accounts’ assets(1)	18	—	—
GMxB derivative features' liability	—	743	—
Total	$18	$1,110	$5

(1)	There is an investment expense that offsets this investment gain (loss).

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of June 30, 2018 and December 31, 2017, respectively.
Quantitative Information about Level 3 Fair Value Measurements
June 30, 2018

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$31	Matrix pricing model	Spread over the industry-Specific benchmark yield curve	75 - 565 bps	188 bps
	757	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	4.8x - 33.0x 7.2% - 16.5% 9.0x - 17.7x	13.0x 11.1% 13.1x
Other equity investments	38	Discounted cash flow	Earnings Multiple Discounts factor Discount years	10.8x 10.0% 12
Separate Accounts’ assets	339	Third party appraisal	Capitalization Rate Exit capitalization Rate Discount Rate	4.5% 5.6% 6.5%
	1	Discounted cash flow	Spread over U.S. Treasury curve Discount factor	228 bps 4.8%
GMIB reinsurance contract asset	1,636	Discounted cash flow	Lapse Rates Withdrawal Rates Utilization Rates Non-performance risk Volatility rates - Equity	1.0% - 6.3% 0.0% - 8.0% 0.0% - 16.0% 5bps - 10bps 8.82% - 31.51%
Liabilities:
GMIBNLG	3,418	Discounted cash flow	Non-performance risk Lapse Rates Withdrawal Rates Annuitization NLG Forfeiture Rates Long-term equity Volatility	1.1% 0.8% - 26.2% 0.0% - 12.4% 0.0% - 16.0% 0.55% - 2.1% 20.0%
Assumed GMIB Reinsurance Contracts	158	Discounted cash flow	Lapse Rates Withdrawal Rates (Age 0-85) Withdrawal Rates (Age 86+) Utilization Rates Non-performance risk Volatility rates - Equity	1.1% - 13.3% 0.7% - 22.2% 1.3% - 100% 0% - 30% 1.4% 8.82% - 31.51%
GWBL/GMWB	119	Discounted cash flow	Lapse Rates Withdrawal Rates Utilization Rates Volatility rates - Equity	0.5%-5.7% 0.0%-7.0% 100% after delay 8.82% - 31.51%
GIB	(41)	Discounted cash flow	Lapse Rates Withdrawal Rates Utilization Rates Volatility rates - Equity	0.5%-5.7% 0%-8% 0% - 16% 8.82% - 31.51%
GMAB	3	Discounted cash flow	Lapse Rates Volatility rates - Equity	0.5%-11.0% 8.82% - 31.51%

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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Excluded from the tables above at June 30, 2018 and December 31, 2017, respectively, are approximately $1,042 million and $948 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. The fair value measurements of these Level 3 investments comprise approximately 47.2% and 44.0% of total assets classified as Level 3 and represent only 0.5% and 0.5% of total assets measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017, respectively. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
Included in the tables above at June 30, 2018 and December 31, 2017, respectively, are approximately $788 million and $842 million fair value of loans classified as Level 3. The fair value of private placement securities is determined by application of a matrix pricing model or a market comparable company value technique, representing approximately 67.9% and 73.2% of the total fair value of Level 3 securities in the corporate fixed maturities asset class. The significant unobservable input to the matrix pricing model valuation technique is the spread over the industry-specific benchmark yield curve. Generally, an increase or decrease in spreads would lead to directionally inverse movement in the fair value measurements of these securities. The significant unobservable input to the market comparable company valuation technique is the discount rate. Generally, a significant increase (decrease) in the discount rate would result in significantly lower (higher) fair value measurements of these securities.
Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above at June 30, 2018 and December 31, 2017, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. Included in the tables above at June 30, 2018 and December 31, 2017, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would result in significantly lower (higher) fair value measurements.
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
Separate Account assets classified as Level 3 in the table at June 30, 2018 and December 31, 2017, primarily consist of a private real estate fund with a fair value of approximately $339 million and $326 million and mortgage loans with fair value of approximately $1 million and $1 million, respectively. A third party appraisal valuation technique is used to measure the fair value of the private real estate investment fund, including consideration of observable replacement cost and sales comparisons for the underlying commercial properties, as well as the results from applying a discounted cash flow approach. Significant increase (decrease) in isolation in the capitalization rate and exit capitalization rate assumptions used in the discounted cash flow approach to the appraisal value would result in a higher (lower) measure of fair value. With respect to the fair value measurement of mortgage loans a discounted cash flow approach is applied, a significant increase (decrease) in the assumed spread over U.S. Treasury securities would produce a lower (higher) fair value measurement. Changes in the discount rate or factor used in the valuation techniques to determine the fair values of these private equity investments and mortgage loans generally are not correlated to changes in the other significant unobservable inputs. Significant increase (decrease) in isolation in the discount rate or factor would result in significantly lower (higher) fair value measurements. The remaining Separate Account investments classified as Level

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3 excluded from the table consist of mortgage- and asset-backed securities with fair values of approximately $13 million and $8 million at June 30, 2018 and $14 million and $8 million at December 31, 2017, respectively. These fair value measurements are determined using substantially the same valuation techniques as earlier described above for the Company’s General Account investments in these securities.
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
During 2017, AB made the final contingent consideration payment relating to its 2014 acquisition and recorded a change in estimate and wrote off the remaining contingent consideration payable relating to its 2010 acquisition. As of June 30, 2018 and December 31, 2017, one acquisition-related contingent consideration liability of $11 million remains relating to AB’s 2016 acquisition, which was valued using a revenue growth rate of 31.0% and a discount rate ranging from 1.4% to 2.3%.
The MLOA contingent payment arrangements associated with the Renewal Rights Agreement (with a fair value of $2 million as of June 30, 2018 is measured using projected premiums from these policies, net of potential surrenders and terminations, and applying a risk-adjusted discount factor (6.4% at June 30, 2018) to the resulting cash flows.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying values and fair values at June 30, 2018 and December 31, 2017 for financial instruments not otherwise disclosed in Note 3 are presented in the table below. Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts, limited partnerships accounted for under the equity method and pension and other postretirement obligations.

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
June 30, 2018:
Mortgage loans on real estate	$11,808	$—	$—	$11,552	$11,552
Loans to affiliates	—	—	—	—	—
Policyholders’ liabilities: Investment contracts	2,202	—	—	2,245	2,245
FHLBNY Funding Agreements	3,013	—	2,937	—	2,937
Short term and long-term debt	4,922	—	4,786	—	4,786
Loans from affiliates	—	—	—	—	—
Policy loans	3,739	—	—	4,264	4,264
Separate Account Liabilities	7,968	—	—	7,968	7,968
December 31, 2017:
Mortgage loans on real estate	$10,952	$—	$—	$10,912	$10,912
Loans to affiliates	1,230	—	1,230	—	1,230
Policyholders’ liabilities: Investment contracts	2,224	—	—	2,329	2,329
FHLBNY Funding Agreements	3,014	—	3,020	—	3,020
Short term and long-term debt	2,408	—	2,500	—	2,500
Loans from affiliates	3,622	—	3,622	—	3,622
Policy loans	3,819	—	—	4,754	4,754
Separate Account Liabilities	7,537	—	—	7,537	7,537
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
Fair values for the Company’s long-term debt related to real estate joint ventures are determined by a third party appraisal and assessed for reasonableness. The Company’s short-term debt primarily includes commercial paper with short term maturities and book value approximates fair value. The fair values for the Company’s other long-term debt are determined by Bloomberg’s evaluated pricing service, which uses direct observations or observed comparables. The fair values of the Company’s borrowing and lending arrangements with AXA affiliated entities are determined in the same manner as for such transactions with third parties, including matrix pricing models for debt securities and discounted cash flow analysis for mortgage loans.
The fair value of policy loans is calculated by discounting expected cash flows based upon the U.S. treasury yield curve and historical loan repayment patterns.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The fair values of the Company's funding agreements are determined by discounted cash flow analysis based on the indicative funding agreement rates published by the FHLB.
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
9)    REVENUE RECOGNITION
See “Revenue Recognition” in Note 2 for descriptions of revenues presented in the table below and subject to contracts with customers determined to be in-scope of the new guidance.
The table below presents the revenues recognized during the three and six months ended June 30, 2018 and 2017, disaggregated by category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Investment management, advisory and service fees:
Base fees	$720	$670	$1,444	$1,313
Performance-based fees	35	15	41	21
Research services	107	109	221	222
Distribution services	183	171	363	337
Other revenues:
Shareholder services	18	19	38	37
Other	5	4	11	8
Total investment management and service fees	$1,068	$988	$2,118	$1,938

Other income	$122	$103	$234	$204

10)    EMPLOYEE BENEFIT PLANS
AXA Financial and AXA Equitable Life Plans
AXA Equitable Life sponsors the AXA Equitable 401(k) Plan, a qualified defined contribution plan for eligible employees and financial professionals. The plan provides for both a company contribution and a discretionary profit-sharing contribution. Expenses associated with this 401(k) Plan were $6 million, $15 million, $6 million and $13 million in the three and six months ended June 30, 2018 and 2017, respectively.
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

On March 13, 2018, the Company signed a binding agreement with a third party insurer to purchase two single premium, non-participating group annuity contracts with the intent of settling certain retiree liabilities under the MONY Life Retirement Income Security Plan for Employees and the AXA Equitable Life QP.  Payment of the preliminary contribution amounts for the group annuity contracts was funded from plan assets on March 20, 2018, securing the third party insurer’s irrevocable assumption of certain benefits obligations and commitment to issue the group annuity contracts.  The annuity purchase transaction and consequent transfer of approximately $254 million of the plans’ obligations to retirees or 10% of the aggregate pension benefit obligations resulted in a partial settlement of the plans. Following remeasurement of the plans’ assets and obligations on March 20, 2018, as required in the event of an accounting settlement, the Company recognized a pre-tax settlement loss of approximately $100 million, largely attributable to recognition of a pro-rata portion of the plans’ unamortized net actuarial losses accumulated in other comprehensive income.
In the second quarter of 2018, routine lump-sum distributions totaling $6 million made from the AXA Equitable Life QP and the MONY Life Retirement Income Security Plan for Employees resulted in the Company’s recognition of a pre-tax settlement loss of $2 million following remeasurement of the plans’ assets and obligations at June 30, 2018.
AB
AB maintains the Profit Sharing Plan for Employees of AB, a tax-qualified profit sharing plan for U.S. employees. Employer contributions under this plan are discretionary and generally are limited to the amount deductible for Federal income tax purposes.
AB also maintains a qualified, non-contributory, defined benefit retirement plan covering current and former employees who were employed by AB in the United States prior to October 2, 2000 (the “AB Plan”). Benefits under the AB Plan are based on years of credited service, average final base salary, and primary Social Security benefits. Service and compensation after December 31, 2008 are not taken into account in determining participants’ retirement benefits.
In the six months ended June 30, 2018, a $5 million cash contribution was made by AB to the AB Plan. Based on the funded status of the AB plan at June 30, 2018, no minimum contribution is required to be made in 2018 under ERISA, as amended by the Pension Act.
Funding Policy
The Company’s funding policy for its qualified pension plans is to satisfy its funding obligations each year in an amount not less than the minimum required by the ERISA, as amended by the Pension Act, and not greater than the maximum it can deduct for Federal income tax purposes.

Components of certain benefit costs for the Company were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Net Periodic Pension Expense:
(Qualified and Non-qualified Plans)
Service cost	$2	$2	$4	$5
Interest cost	25	27	50	53
Expected return on assets	(39)	(44)	(84)	(87)
Net amortization	23	32	52	64
Partial settlement	1	—	101	—
Total	$12	$17	$123	$35
Net Postretirement Benefits Costs:
Service cost	$1	$1	$1	$1
Interest cost	4	4	8	8
Net amortization	(2)	1	—	3
Total	$3	$6	$9	$12
Net Postemployment Benefits Costs:
Service cost	$—	$—	$1	$1
Interest cost	—	—	—	—
Net amortization	—	—	—	—
Total	$—	$—	$1	$1

11)    SHARE-BASED COMPENSATION PROGRAMS
AXA and the Company sponsor various share-based compensation plans for eligible employees, financial professionals and non-officer directors of Holdings and its subsidiaries. AB also sponsors its own equity compensation plan for certain of its employees.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Compensation costs for the three and six months ended June 30, 2018 and 2017 for share-based payment arrangements as further described herein are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Performance Shares(1)	$4.3	$28.3	$4.4	$34.0
Stock Options	0.4	0.8	0.5	0.8
Restricted Unit Awards(2)	(2.3)	13.6	10.1	21.3
Other Compensation Plans(3)	2.4	0.2	1.5	0.4
Total Compensation Expenses	$4.8	$42.9	$16.5	$56.5

(1)
Reflects change to performance share retirement rules. Specifically, individuals who retire at any time after the grant date will continue to vest in their 2017 performance shares while individuals who retire prior to March 1, 2019 will forfeit all 2018 performance shares.

(2)	Reflects a $10.9 million adjustment for awards with graded vesting, service-only conditions from the graded to the straight-line attribution method.

(3)	Includes Stock Appreciation Rights and Employee Stock Purchase Plans.

Awards Linked to Holdings’ Common Stock
As described below, Holdings made various grants of equity awards linked to the value of Holdings’ common stock in the second quarter of 2018. For awards with graded vesting schedules and service-only vesting conditions, including Holdings restricted stock units (“Holdings RSUs”) and other forms of share-based payment awards, the Company applies a straight-line expense attribution policy for the recognition of compensation cost. Estimated and/or actual forfeitures with respect to the 2018 grants were considered immaterial in the recognition of compensation cost for the second quarter of 2018.
Holdings adopted the AXA Equitable Holdings, Inc. 2018 Omnibus Incentive Plan (the “Omnibus Plan”) on April 25, 2018. All grants discussed in this section were made under this Omnibus Plan with the exception of the Holdings RSUs granted to financial professionals. Also, all grants discussed in the section will be settled in shares of Holdings’ common stock except for the RSUs granted to financial professionals which will be settled in cash. As of June 30, 2018, the common stock reserved and available for issuance under the Omnibus Plan was 5.9 million shares.
Restricted Stock Units
In May 2018, Holdings made several grants of Holdings RSUs. The market price of a Holdings’ share is used as the basis for the fair value measure of a Holdings RSU. For purposes of determining compensation cost for stock-settled Holdings RSUs, fair value is fixed at the grant date until settlement, absent modification to the terms of the award. For liability-classified cash-settled Holdings RSUs, fair value is remeasured at the end of each reporting period. If Holdings pays any ordinary dividend in cash, all outstanding Holdings RSUs will accrue dividend equivalents in the form of additional Holdings RSUs to be settled or forfeited consistent with the terms of the related award.
Transaction Incentive Awards
On May 9, 2018, coincident with the IPO, Holdings granted one-time “Transaction Incentive Awards” to executive officers and certain other employees in the form of 0.7 million Holdings RSUs. Fifty percent of the Holdings RSUs will vest based on service over a two year period from the IPO date (the “Service Units”), and fifty percent will vest based on service and a market condition (the “Performance Units”). The market condition is based on share price growth of at least 130% or 150% within a two or five-year period, respectively. If the market condition is not achieved, 50%

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

of the Performance Units may still vest based on five years of continued service and the remaining Performance Units will be forfeited. The $7.2 million aggregate grant-date fair value of the 0.4 million Service Units was measured at the $20 IPO price of a Holdings’ share and will be charged to compensation expense over the stated requisite service periods.
The grant-date fair value of half of the Performance Units, or 0.2 million Holdings RSUs, was also measured at the $20 IPO price for a Holdings’ share as employees are still able to vest in these awards even if the share price growth targets are not achieved. The resulting $3.6 million for these awards will be charged to compensation expense over the five-year requisite service period. The grant-date fair value of $16.47 was used to value the remaining half of the Performance Units that are subject to risk of forfeiture for non-achievement of the Holdings’ share price conditions. The grant date fair value was measured using a Monte Carlo simulation from which a five-year requisite service period was derived, representing the median of the distribution of stock-price paths on which the market condition is satisfied, over which the total $3.0 million compensation expense will be recognized. In the second quarter of 2018, the Company recognized compensation expense associated with the Transaction Incentive Awards of approximately $0.9 million.
Employee Awards
Also on May 9, 2018, Holdings made an employee grant of 0.4 million Holdings RSUs, or 50 restricted stock units to each eligible individual, that cliff vest on November 9, 2018. The grant-date fair value of the award was measured using the $20 IPO price for a Holdings’ share and the resulting $7.1 million will be recognized as compensation expense over the six-month service period. In the second quarter of 2018, the Company recognized expense associated with the employee award of approximately $2.1 million.
2018 Annual Awards
On May 17, 2018, Holdings granted 1.3 million Holdings RSUs to employees that vest ratably in equal annual installments over a three-year period on each of the first three anniversaries of March 1, 2018. The fair value of the award was measured using the $21.68 closing price of the Holdings’ share on the grant date, and the resulting $27.4 million will be recognized as compensation expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible but not prior to March 1, 2019. Similarly, on May 17, 2018, the Company granted an award of 0.5 million cash-settled Holdings RSUs to certain eligible financial professionals that vest ratably in equal installments over a three-year period on each of the first three anniversaries of March 1, 2018. The cash payment for each RSU will equal the average closing price for a Holdings’ share on the NYSE over the 20 trading days immediately preceding the vesting date. These awards are liability-classified and require fair value remeasurement based upon the price of a Holdings’ share at the close of each reporting period. In the second quarter of 2018, the Company recognized expense associated with the annual awards of approximately $3.1 million.
Performance Shares
Also on May 17, 2018, Holdings approved a grant of 0.4 million unearned Performance Shares to employees, subject to performance conditions and a cliff-vesting term ending March 1, 2021. If Holdings pays any ordinary dividend, outstanding Performance Shares will accrue dividend equivalents in the form of additional Performance Shares to be settled or forfeited consistent with the terms of the related award. The Performance Shares consist of two distinct tranches; one based on the Holdings’ return-on-equity targets (the “ROE Performance Shares”) and the other based on the Company’s relative total shareholder return targets (the “TSR Performance Shares”), each comprising approximately one-half of the award. Participants may receive from 0% to 200% of unearned Performance Shares granted.
The grant-date fair value of the ROE Performance Shares will be established once the 2019 and 2020 Non-GAAP ROE target are determined and approved. The grant-date fair value of the TSR Performance Shares was measured at $23.17 using a Monte Carlo approach. Under the Monte Carlo approach, stock returns were simulated for Holdings and the selected peer companies to estimate the payout percentages established by the conditions of the award. The resulting $4.8 million aggregate grant-date fair value of the unearned TSR Performance Shares will be recognized as compensation expense over the shorter of the cliff-vesting period or the period up to the date at which the participant becomes retirement eligible but not prior to March 1, 2019. In the second quarter of 2018, the Company recognized expense associated with the TSR Performance Share awards of approximately $0.1 million.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock Options
On June 11, 2018, Holdings awarded 1.0 million stock options to employees. These options expire on March 1, 2028 and have a three-year graded vesting schedule, with one-third vesting on each of the three anniversaries of March 1, 2018. The exercise price for the options is $21.34, which was the closing price of a Holdings’ share on the grant date. The weighted average grant date fair value per option was estimated at $4.61 using a Black-Scholes options pricing model. Key assumptions used in the valuation included expected volatility of 25.4% based on historical selected peer data, a weighted average expected term of 5.7 years as determined by the simplified method, an expected dividend yield of 2.44% based on Holdings’ expected annualized dividend, and a risk-free interest rate of 2.83%. The total fair value of these options of approximately $4.8 million will be charged to expense over the shorter of the vesting period or the period up to the date at which the participant becomes retirement eligible but not prior to March 1, 2019. In the second quarter of 2018, the Company recognized expense associated with the June 11, 2018 option grant of approximately $0.2 million.
Director Awards
On May 17, 2018, Holdings awarded 0.03 million unrestricted Holdings’ shares to non-officer directors of Holdings, AXA Equitable Life, and MLOA under the Omnibus Plan. The fair value of these awards was measured using the $21.68 closing price of Holdings’ shares on the grant date. As these awards were immediately vested, their aggregate fair value of $0.6 million was recognized as compensation expense in the second quarter of 2018.
Funding of Awards
The Company expects to purchase Holdings’ shares on the open market once the blackout period ends to fund the delivery of the 0.03 million unrestricted shares granted to the non-officer directors in the second quarter of 2018. Holdings may issue new shares or buy existing ones on the market for the other outstanding awards linked to Holdings’ common stock.
Equity Awards Linked to AXA Ordinary Shares
Grants
On February 15, 2018, AXA Financial granted restricted AXA ordinary shares to non-officer directors of AXA Financial, AXA Equitable Life, and MLOA with a three-year vesting period under the Equity Plan for Directors.
Settlement/Payouts
On March 26, 2018, share distributions totaling approximately $21 million were made to active and former employees in settlement of 0.8 million Performance Shares earned under the terms of the AXA Performance Share Plan 2014. On April 6, 2018, cash distributions of approximately $6 million were made to active and former financial professionals in settlement of 0.2 million Performance Units earned under the terms of the AXA Advisor Performance Unit Plan 2014.
AB Long-term Incentive Compensation Plans
During the three and six months ended June 30, 2018, respectively, AB purchased 1.2 million and 1.2 million units, representing assignments of beneficial ownership of limited partnership interests in AB Holding (“AB Holding Units”), for $33 million and $35 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 1.2 million AB Holding Units for $33 million during the three months ended June 30, 2018 with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards. During the three and six months ended June 30, 2017, AB purchased 4.3 million and 5.7 million AB Holding Units for $97 million and $128 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 3.7 million and 4.9 million AB Holding Units for $82 million and $110 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the six months ended June 30, 2018 and 2017, AB granted to employees and eligible Directors 2.4 million and 2.0 million restricted AB Holding Unit awards, respectively. AB used AB Holding Units repurchased during the periods and newly issued AB Holding Units to fund these awards.
During the six months ended June 30, 2018 and 2017, AB Holding issued 0.5 million and 0.5 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $8 million and $9 million, respectively, received as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

12)    INCOME TAXES
Income tax expense for the six months ended June 30, 2018 and 2017 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
The Company adopted revised goodwill impairment guidance in the first quarter of 2017. Income tax expense for the six months ended June 30, 2017 includes an expense of $129 million related to the impairment of non-deductible goodwill.
In the second quarter of 2017, the Company recognized a tax benefit of $218 million related to the conclusion of an Internal Revenue Service (“IRS”) audit for tax years 2008 and 2009.

13)    RELATED PARTY TRANSACTIONS
The Company’s significant transactions during the six months ended June 30, 2018 with related parties are summarized below.
Cost Sharing and General Service Agreements
In light of the IPO, Holdings and AXA entered into a Transitional Services Agreement, dated as of May 4, 2018 (the “TSA”), regarding the continued provision of services between the Company and AXA and its subsidiaries on a transitional basis. The TSA replaced existing cost-sharing and general service agreements with various AXA subsidiaries and governs the following types of services:

•
services AXA or its subsidiaries (other than the Company) receive pursuant to a contract with a third-party service provider, which AXA or its subsidiaries then provide to the Company on a pass-through basis;

•	services the Company receives pursuant to a contract with a third-party service provider, which the Company then provides to AXA or its subsidiaries (excluding the Company) on a pass-through basis;

•	certain services the Company receives directly from AXA or its subsidiaries (excluding the Company); and

•	certain services the Company provides directly to AXA or its subsidiaries (excluding the Company).
The fees for each service vary and may be based on costs, usage, previously established rates or other factors. Generally, all services other than specified long-term services will be provided until the third anniversary of the date of a change in control of Holdings, unless the service recipient elects to terminate the service earlier upon 180 days written notice. The specified long-term services will be provided until specific end dates listed in the TSA.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Trademark License Agreement
On May 4, 2018, AXA and Holdings entered into a Trademark License Agreement (the “TLA”) that replaced the existing sub-licensing agreement between AXA Financial and AXA (the “Former TLA”). Under the TLA, AXA grants the Company a limited license to use certain trademarks (the “Licensed Marks”), including the name “AXA” and domain names, in the United States and Canada (the “Territory”). Under the TLA, the Company is obligated to pay AXA consideration for the grant of the license based on the same formula that applied under the Former TLA which takes into account the Company’s revenue (excluding certain items) and a notoriety index for the Licensed Marks in the Territory.
AXA may terminate the TLA upon a change in control of Holdings. After the termination of the TLA, the Company will be able to continue to use the Licensed Marks for a transition period but the Company will be required to use reasonable best efforts to transition to other trademarks.
Tax-Sharing Agreement
Holdings entered into a tax sharing agreement with AXA and AXA Investment Managers S.A. (“AXA IM SA”) on March 28, 2018 related to the sale of AXA-IM Holding U.S. Inc. and AXA America Corporate Solutions (“AXA CS”), described below. The agreement generally allocates responsibility for the taxes of AXA-IM Holding U.S. Inc. and AXA CS to the seller of the applicable entity for taxable periods predating the sale and to the buyer of such entity for taxable periods postdating the sale, except that any taxes arising in connection with the sale transactions as a result of an adjustment by a taxing authority will instead be borne 90% by the seller and 10% by the buyer (or, if that taxes are attributable to any action or inaction of the seller or the buyer, 100% by the responsible party).
Disposition of AXA CS
Holdings formerly held 78.99% of the shares of AXA CS, which holds certain AXA U.S. P&C business. AXA CS and its subsidiaries have been excluded from the historical Consolidated Financial Statements since they were operated independently from the other Holdings subsidiaries.
In March 2018, Holdings sold its AXA CS shares to AXA for $630 million. In anticipation of this sale, in the fourth quarter of 2017, AXA made a short-term loan of $622 million to Holdings with interest calculated at 3-month LIBOR plus 0.439% margin. Holdings’ repayment obligation to AXA in respect of this loan was set off against the purchase price for the AXA CS shares, and AXA paid Holdings the $8 million balance in cash. The net result of the sale was a decrease in Loans from affiliates of $622 million, an increase in cash of $8 million, and an increase in capital in excess of par of $630 million.
Settlement of Borrowings
In September 2007, AXA issued a $700 million 5.4% Senior Unsecured Note to AXA Equitable. The note paid interest semi-annually and was scheduled to mature on September 30, 2012. In March 2011, the maturity date of the note was extended to December 30, 2020 and the interest rate was increased to 5.7%. In January 2018, AXA pre-paid $50 million of the $700 million note. In April 2018, AXA pre-paid the remainder of this note.
In December 2008, AXA received a $500 million term loan from AXA Financial. In December 2014, AXA repaid $300 million of this loan. This loan had an interest rate of 5.4% payable semi-annually with a maturity date of December 15, 2020. In January 2018, AXA pre-paid an additional $150 million of the loan. In April 2018, AXA pre-paid the remainder of this loan.
In March 2010, AXA Financial issued subordinated notes to AXA Life Japan in the amount of $770 million. The subordinated notes had a maturity date of March 30, 2020 and a floating interest rate of LIBOR plus 120 basis points, which reset semiannually. The notes were repaid on April 20, 2018.
In 2013, Holdings received a $242 million loan and a $145 million loan from Coliseum Re. The loans each had an interest rate of 4.75% and a maturity date in December 2028. The loans were repaid on April 20, 2018.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In October 2012, AXA Financial issued a note denominated in Euros in the amount of €300 million or $391 million to AXA Belgium S.A. (“AXA Belgium”). This note had an interest rate of Europe Interbank Offered Rate (“EURIBOR”) plus 1.15% and a maturity date of October 23, 2017. Concurrently, AXA Financial entered into a swap with AXA covering the exchange rate on both the interest and principal payments related to this note. The interest rate on the swap was 6-month LIBOR plus 1.475%. In October 2017, the note was extended to March 30, 2018. The extended note had a floating interest rate of 1-month EURIBOR plus 0.06% with a minimum rate of 0%. Concurrently, AXA Financial entered into a swap with AXA covering the exchange rate on both the interest and principal payments related to the extended note until March 30, 2018. Both the loan and the swap were repaid on March 29, 2018.
In December 2014, AXA Financial received a $2,727 million, 3-month LIBOR plus 1.06% margin term loan from AXA. The loan had a maturity date of December 18, 2024. AXA Financial repaid $520 million of this loan in June 2015 and repaid an additional $1,200 million of this loan in 2016. On April 20, 2018, the remainder of this loan was repaid.
In 2015, Holdings received a $366 million 3-month LIBOR plus 1.44% loan from AXA. The loan had a maturity date of October 8, 2022. This loan was repaid on April 20, 2018.In December 2013, Colisée Re issued a $145 million 4.75% Senior Unsecured Note to Holdings. The loan was scheduled to mature on December 19, 2028. This loan was repaid on March 26, 2018.
In 2017, Holdings received a $100 million and $10 million loan from AXA CS. The loans had interest rates of 1.86% and 1.76%, respectively, and were repaid on their maturity date of February 5, 2018.
Disposition of Real Estate Joint Ventures
In March 2018, AXA Equitable Life sold its interest in two consolidated real estate joint ventures to AXA France for a total purchase price of approximately $143 million.
Acquisition of Noncontrolling Interest of AXA Financial
In March 2018, AXA contributed the 0.5% noncontrolling interest in AXA Financial to Holdings, resulting in AXA Financial becoming a wholly-owned subsidiary of Holdings. The contribution is reflected as a $66 million capital contribution.
Acquisition of Additional AB Units
On April 23, 2018, Holdings purchased: (i) 100% of the shares of AXA-IM Holding U.S. Inc., which owns 41,934,582 AB Units, for a purchase price of $1,113 million and (ii) 8,160,000 AB Units held by Coliseum Re for $217 million. As a result of these two transactions, Holdings ownership of AB increased to approximately 64.7%, Noncontrolling interest decreased by $1,521 million, Capital in excess of par increased by $17 million and taxes payable increased by$174 million.
Acquisition of 30.3% of AXA Venture Partners SAS
On May 7, 2018, Holdings made a capital contribution of approximately $2.6 million to AXA Venture Partners SAS in exchange for approximately 30.3% of the shares of AXA Venture Partners SAS and certain rights and protections as a shareholder of the company, including the right to appoint two members of the management committee as well as consent rights over significant transactions.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revolving Credit Facility with AXA
On April 25, 2018, AXA Equitable Life (as successor to AXA RE Arizona) canceled its $1.5 billion revolving credit facility with AXA.
AXA Guarantees
As of May 14, 2018, AXA no longer guaranteed any of the Company’s borrowing other than amounts borrowed under AXA Financial’s commercial paper program. As of June 12, 2018, there are no longer any amounts outstanding under AXA Financial’s commercial paper program and AXA no longer provides any related guarantees.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14)    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
AOCI represents cumulative gains (losses) on items that are not reflected in Net income (loss). The balances as of June 30, 2018 and 2017 follow:

	June 30,
	2018	2017
	(in millions)
Unrealized gains (losses) on investments	$(478)	$675
Foreign currency translation adjustments	(49)	(52)
Defined benefit pension plans	(821)	(1,012)
Total accumulated other comprehensive income (loss)	(1,348)	(389)
Less: Accumulated other comprehensive (income) loss attributable to noncontrolling interest	38	56
Accumulated other comprehensive income (loss) attributable to Holdings	$(1,310)	$(333)

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The components of OCI, net of taxes for the three and six months ended June 30, 2018 and 2017 follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period	$(8)	$17	$(14)	$25
(Gains) losses reclassified into net income (loss) during the period	—	—	—	—
Foreign currency translation adjustment	(8)	17	(14)	25
Net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	(397)	395	(1,620)	550
(Gains) losses reclassified into net income (loss) during the period(1)	16	35	(70)	12
Net unrealized gains (losses) on investments	(381)	430	(1,690)	562
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	32	1	382	(27)
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $(94), $233, $(349), and $288)	(349)	431	(1,308)	535
Change in defined benefit plans:
Less: reclassification adjustments to net income (loss) for:
Amortization of net actuarial (gains) losses included in:
Amortization of net prior service cost included in net periodic cost	1	18	134	43
Change in defined benefit plans (net of deferred income tax expense (benefit) of $(1), $11, $34, and $23).	1	18	134	43
Total other comprehensive income (loss), net of income taxes	(356)	466	(1,188)	603
Less: Other comprehensive (income) loss attributable to noncontrolling interest	(8)	(8)	(14)	(15)
Other comprehensive income (loss) attributable to Holdings	$(364)	$458	$(1,202)	$588

(1)
See “Reclassification adjustments” in Note 3. Reclassification amounts presented net of income tax expense (benefit) of $4 million, $19 million, $(19) million and $6 million, for the three and six months ended June 30, 2018 and 2017, respectively.

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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15)    COMMITMENTS AND CONTINGENT LIABILITIES
Litigation
Litigation, regulatory and other loss contingencies arise in the ordinary course of the Company’s activities as a diversified financial services firm. The Company is a defendant in a number of litigation matters arising from the conduct of its business. In some of these matters, claimants seek to recover very large or indeterminate amounts, including compensatory, punitive, treble and exemplary damages. Modern pleading practice in the U.S. permits considerable variation in the assertion of monetary damages and other relief. Claimants are not always required to specify the monetary damages they seek or they may be required only to state an amount sufficient to meet a court’s jurisdictional requirements. Moreover, some jurisdictions allow claimants to allege monetary damages that far exceed any reasonably possible verdict. The variability in pleading requirements and past experience demonstrates that the monetary and other relief that may be requested in a lawsuit or claim often bears little relevance to the merits or potential value of a claim. Litigation against the Company includes a variety of claims including, among other things, insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration, product design, features and accompanying disclosure, cost of insurance increases, the use of captive reinsurers, payments of death benefits and the reporting and escheatment of unclaimed property, alleged breach of fiduciary duties, alleged mismanagement of client funds and other matters.
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
For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of June 30, 2018, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $90 million.
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
In July 2011, a derivative action was filed in the United States District Court for the District of New Jersey entitled Mary Ann Sivolella v. AXA Equitable Life Insurance Company and AXA Equitable Funds Management Group, LLC

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(“Sivolella Litigation”) and a substantially similar action was filed in January 2013 entitled Sanford et al. v. AXA Equitable FMG (“Sanford Litigation”). These lawsuits were filed on behalf of a total of twelve mutual funds and, among other things, seek recovery under (i) Section 36(b) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), for alleged excessive fees paid to AXA Equitable Life and AXA Equitable FMG for investment management services and administrative services and (ii) a variety of other theories including unjust enrichment. The Sivolella Litigation and the Sanford Litigation were consolidated and a 25-day trial commenced in January 2016 and concluded in February 2016. In August 2016, the District Court issued its decision in favor of AXA Equitable Life and AXA Equitable FMG, finding that the plaintiffs had failed to meet their burden to demonstrate that AXA Equitable Life and AXA Equitable FMG breached their fiduciary duty in violation of Section 36(b) of the Investment Company Act or show any actual damages. In September 2016, the plaintiffs filed a motion to amend the District Court’s trial opinion and to amend or make new findings of fact and/or conclusions of law. In December 2016, the District Court issued an order denying the motion to amend and plaintiffs filed a notice to appeal the District Court’s decision to the U.S. Court of Appeals for the Third Circuit. In July 2018, the U.S. Court of Appeals for the Third Circuit affirmed the District Court’s decision.
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
In November 2014, a lawsuit was filed in the Superior Court of New Jersey, Camden County entitled Arlene Shuster, on behalf of herself and all others similarly situated v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action on behalf of all AXA Equitable Life variable life insurance policyholders who allocated funds from their policy accounts to investments in AXA Equitable Life’s Separate Accounts, which were subsequently subjected to the volatility management strategy and who suffered injury as a result thereof. The action asserts that AXA Equitable Life breached its variable life insurance contracts by implementing the volatility management strategy. In February 2016, the Court dismissed the complaint. In March 2016, the plaintiff filed a notice of appeal. In April 2018, the Superior Court of New Jersey Appellate Division affirmed the trial court’s decision. In August 2015, another lawsuit was filed in Connecticut Superior Court, Judicial Division of New Haven entitled Richard T. O’Donnell, on behalf of himself and all others similarly situated v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action on behalf of all persons who purchased variable annuities from AXA Equitable Life, which were subsequently subjected to the volatility management strategy and who suffered injury as a result thereof. Plaintiff asserts a claim for breach of contract alleging that AXA Equitable Life implemented the volatility management strategy in violation of applicable law. In November 2015, the Connecticut Federal District Court transferred this action to the United States District Court for the Southern District of New York. In March 2017, the Southern District of New York granted AXA Equitable Life’s motion to dismiss the complaint. In April 2017, the plaintiff filed a notice of appeal. In April 2018, the United States Court of Appeals for the Second Circuit reversed the trial court’s decision with instructions to remand the case to Connecticut state court. In June 2018, the Second Circuit granted AXA Equitable Life’s motion to stay issuance of

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the mandate pending the filing and disposition of its petition for writ of certiorari. We are vigorously defending these matters.
In February 2016, a lawsuit was filed in the United States District Court for the Southern District of New York entitled Brach Family Foundation, Inc. v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action brought on behalf of all owners of universal life (“UL”) policies subject to AXA Equitable Life’s COI increase. In early 2016, AXA Equitable Life raised COI rates for certain UL policies issued between 2004 and 2007, which had both issue ages 70 and above and a current face value amount of $1 million and above. In March 2018, plaintiff amended its complaint to add two new plaintiffs, including the individual Malcolm Currie. The current complaint alleges the following claims: breach of contract; misrepresentations by AXA Equitable Life in violation of Section 4226 of the New York Insurance Law; violations of New York General Business Law Section 349; violations of the California Unfair Competition Law, and the California Elder Abuse Statute. Plaintiffs seek (a) compensatory damages, costs, and, pre- and post-judgment interest, (b) with respect to their claim concerning Section 4226, a penalty in the amount of premiums paid by the plaintiffs and the putative class, and (c) injunctive relief and attorneys’ fees in connection with their statutory claims. Seven individual actions challenging the COI increase are also pending against AXA Equitable Life in federal or state courts. They contain similar allegations as those in Brach as well as additional allegations for violations of various states’ consumer protection statutes and common law fraud. Pursuant to an October 2017 order, the putative class action and the four individual federal actions are consolidated for the purposes of coordinating pre-trial activities. We are in various stages of motion practice, and are vigorously defending each of these matters.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Restructuring
The restructuring costs and liabilities associated with the Company’s initiatives were as follows:

	Six Months Ended June 30,	Year Ended December 31,
	2018	2017
	(in millions)
Severance
Balance, beginning of year	$23	$22
Additions	6	17
Cash payments	(4)	(14)
Other reductions	—	(2)
Balance, end of Year	$25	$23

	Six Months Ended June 30,	Year Ended December 31,
	2018	2017
	(in millions)
Leases
Balance, beginning of year	$165	$170
Expense incurred	—	29
Deferred rent	13	10
Payments made	(32)	(48)
Interest accretion	7	4
Balance, end of year	$153	$165
Obligation under funding agreements
As a member of the FHLBNY, AXA Equitable Life has access to collateralized borrowings. It also may issue funding agreements to the FHLBNY. Both the collateralized borrowings and funding agreements would require AXA Equitable Life to pledge qualified mortgage-backed assets and/or government securities as collateral. AXA Equitable Life issues short-term funding agreements to the FHLBNY and uses the funds for asset liability and cash management purposes. AXA Equitable Life issues long-term funding agreements to the FHLBNY and uses the funds for spread lending purposes. For other instruments used for asset liability management purposes see “Derivative and offsetting assets and liabilities” included in Note 3. Funding agreements are reported in Policyholders’ account balances in the consolidated balance sheets.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Outstanding balance at end of period	Maturity of Outstanding balance	Issued during the period	Repaid during the period
June 30, 2018	(in millions)
Short-term FHLBNY funding agreements	$500	less than one month	$3,000	$3,000
Long-term FHLBNY funding agreements	1,526	less than 4 years	—	—
	193	Less than 5 years	—	—
	781	greater than five years	—	—
Total long-term funding agreements	2,500		—	—
Total FHLBNY funding agreements at June 30, 2018	$3,000		$3,000	$3,000
December 31, 2017:
Short-term FHLBNY funding agreements	$500	Less than one month	$6,000	$6,000
Long-term FHLBNY funding agreements	1,244	Less than 4 years	324	—
	377	Less than 5 years	303	—
	879	Greater than five years	135	—
Total long-term funding agreements	2,500		762	—
Total FHLBNY funding agreements at December 31, 2017	$3,000		$6,762	$6,000
Credit Facilities and Notes
In February 2018, Holdings entered into the following credit facilities: (i) a $3.9 billion two-year senior unsecured delayed draw term loan agreement; (ii) a $500 million three-year senior unsecured delayed draw term loan agreement; and (iii) a $2.5 billion five-year senior unsecured revolving credit facility with a syndicate of banks. The revolving credit facility has a sub-limit of $1.5 billion for letters of credit issued to support our life insurance business reinsured to EQ AZ Life Re following the GMxB Unwind and to support the third-party GMxB variable annuity business reinsured by CS Life RE.
In April 2018, the Company terminated the $3.9 billion two-year term loan agreement, and, in May 2018, the Company borrowed $300 million under the three-year term loan agreement and the remaining $200 million capacity was terminated at IPO. In April, the Company had $125 million and $800 million of undrawn letters of credit issued out of the $1.5 billion sub-limit for ACS Life and AXA Equitable Life, respectively, as beneficiaries.
Letters of Credit
In addition to the letters of credit issued under the $2.5 billion revolving credit facility, $1,929 million of undrawn letters of credit were issued, including $1,900 million at EQ AZ Life Re related to reinsurance assumed from AXA Equitable Life, USFL and MLOA at June 30, 2018.
Other Commitments
The Company had $820 million (including $280 million with affiliates) and $599 million of commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively, at June 30, 2018.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

16)    BUSINESS SEGMENT INFORMATION
The Company has four reportable segments: Individual Retirement, Group Retirement, Investment Management and Research and Protection Solutions.
The Company changed its segment presentation in the fourth quarter 2017. The segment disclosures are based on the intention to provide the users of the financial statements with a view of the business from the Company’s perspective. As a result, the Company determined that it is more useful for a user of the financial statements to assess the historical performance on the basis which management currently evaluates the business. The reportable segments are based on the nature of the business activities.
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
Operating earnings is calculated by adjusting each segment’s Net income (loss) attributable to Holdings for the following items:

•
Items related to Variable annuity product features which include certain changes in the fair value of the derivatives and other securities we use to hedge these features, the effect of benefit ratio unlock adjustments

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and changes in the fair value of the embedded derivatives reflected within Variable annuity products’ net derivative results;

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

Revenues derived from any customer did not exceed 10% of revenues for the three and six months ended June 30, 2018 and 2017.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents operating earnings (loss) by segment and Corporate and Other and a reconciliation to Net income (loss) attributable to Holdings for the three and six months ended June 30, 2018 and 2017, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Net income (loss) attributable to Holdings	$158	$608	$326	$318
Adjustments related to:
Variable annuity product features	280	(40)	492	251
Investment (gains) losses	22	(4)	(80)	20
Goodwill impairment	—	—	—	369
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	27	33	158	67
Other adjustments	89	26	179	5
Income tax expense (benefit) related to above adjustments	(81)	(7)	(144)	(242)
Non-recurring tax items	11	(217)	39	(85)
Non-GAAP Operating Earnings	$506	$399	$970	$703
Operating earnings (loss) by segment:
Individual Retirement	$399	$308	$759	$510
Group Retirement	78	48	154	107
Investment Management and Research	97	61	178	93
Protection Solutions	24	16	47	55
Corporate and Other(1)	(92)	(34)	(168)	(62)

(1)	Includes interest expense of $58 million, $32 million, $102 million and $63 million, for the three and six months ended June 30, 2018 and 2017, respectively.

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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents segment revenues for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Segment revenues:
Individual Retirement(1)	$1,082	$1,041	$1,811	$2,060
Group Retirement(1)	245	210	483	437
Investment Management and Research(2)	842	772	1,751	1,515
Protection Solutions(1)	800	743	1,609	1,532
Corporate and Other(1)	293	339	581	677
Adjustments related to:
Variable annuity product features	(249)	757	(446)	470
Investment gains (losses)	(22)	4	80	(20)
Other adjustments to segment revenues	(29)	16	(72)	41
Total revenues	$2,962	$3,882	$5,797	$6,712

(1)
Includes investment expenses charged by AB of approximately $18 million, $14 million, $36 million, and $31 million, for the three and six months ended June 30, 2018 and 2017, respectively, for services provided to the Company.

(2)
Inter-segment investment management and other fees of approximately $25 million, $21 million, $50 million, and $45 million for the three and six months ended June 30, 2018 and 2017, respectively, are included in total revenues of the Investment Management and Research segment.

The table below presents Total assets by segment as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(in millions)
Total assets by segment:
Individual Retirement	$109,376	$121,723
Group Retirement	43,057	38,578
Investment Management and Research(1)	9,946	10,057
Protection Solutions	46,836	43,169
Corporate and Other(1)	21,797	22,121
Total assets	$231,012	$235,648
(1) Amounts previously reported were: Investment Management and Research of $8,297 million and Corporate and Other of $23,881 million.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

17)    EARNINGS PER SHARE
Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to Holdings common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated by dividing the net income (loss) attributable to Holdings common shareholders, adjusted for the incremental dilution from AB, by the weighted-average number of common shares outstanding for the period plus the shares representing the dilutive effect of share-based awards.
On April 24, 2018, a 459.4752645-for-1 stock split of the common stock of Holdings was effected. All applicable share data, per share amounts and related information in the consolidated financial statements and notes thereto have been adjusted retroactively to give effect to the stock split.
The following table presents the reconciliation of the numerator for the basic and diluted net income per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Net income (loss) attributable to Holdings common shareholders:
Net income (loss) attributable to Holdings common shareholders (basic):	$158	$608	$326	$318
Less: Incremental dilution from AB(1)	—	—	—	—
Income (loss) attributable to Holdings common shareholders (diluted):	$158	$608	$326	$318

(1)
The incremental dilution from AB represents the impact of AB’s dilutive units on the Company’s diluted earnings per share and is calculated based on the Company’s proportionate ownership interest in AB.

The following table presents the weighted average shares used in calculating basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Weighted Average Shares
Weighted average common stock outstanding for basic earnings per common share	561.0	561.0	561.0	561.0
Effect of dilutive securities:
Employee stock awards	0.1	—	0.1	—
Weighted average common stock outstanding for diluted earnings per common share	561.1	561.0	561.1	561.0

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the three and six months ended June 30, 2018, approximately 3.7 million and 3.8 million shares of outstanding stock awards were not included in the computation of diluted earnings per share because their effect was anti-dilutive.
The following table presents both basic and diluted income (loss) per share for each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars per share)
Net income (loss) attributable to Holdings per common share:
Basic	$0.28	$1.08	$0.58	$0.57
Diluted	$0.28	$1.08	$0.58	$0.57

18)     RESTATEMENT AND REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS
As described in the Prospectus, management identified errors in its previously issued financial statements. These errors primarily relate to errors in the calculation of policyholders’ benefit reserves for the Company’s life products and the calculation of DAC amortization for certain variable and interest sensitive life products. Based upon quantitative and qualitative factors, management determined that the impact of the errors was material to the consolidated financial statements as of and for the nine months ended September 30, 2017 and as of and for the six months ended June 30, 2017. Management included in the Prospectus summarized financial information for the restated consolidated balance sheets as of September 30, 2017 and June 30, 2017 and the related consolidated statements of income (loss), statements of comprehensive income (loss), statements of equity and statements of cash flow for the six months ended June 30, 2017 and for the nine months ended September 30, 2017 that reflect restatements related to these errors.
In addition, during the preparation of the first quarter 2018 financial statements, management identified a misclassification error between interest credited and net derivative gains/losses. The impact of this error to the consolidated financial statements for the years ended December 31, 2017 and 2016 was not considered to be material. In order to improve the consistency and comparability of the financial statements, management will revise the consolidated statements of income (loss) and statements of cash flows to include the revisions for the classification error the next time these financial statements are presented. Additionally, this misclassification error also impacts the six months ended June 30, 2017 and nine months ended September 30, 2017. The restated financial statements also correct this item.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Restated Unaudited Interim Financial Information as of and for the Nine Months ended September 30, 2017 and the Six Months ended June 30, 2017

	Nine Months Ended September 30, 2017			Six Months Ended June 30, 2017
	As Previously Reported	Impact of Adjustments	As Restated	As Previously Reported	Impact of Adjustments	As Restated
	(in millions)
Assets:
Deferred policy acquisition costs	$5,933	$181	$6,114	$5,906	$195	$6,101
Loans to affiliates	1,245	(11)	1,234	1,257	(22)	1,235
GMIB reinsurance contract asset, at fair value	2,011	—	2,011	2,091	2	2,093
Current and deferred income taxes	339	(73)	266	362	(64)	298
Other assets	2,610	18	2,628	2,606	14	2,620
Total Assets	230,825	115	230,940	226,564	125	226,689

Liabilities:
Future policy benefits and other policyholders’ liabilities	31,179	(99)	31,080	31,113	(84)	31,029
Total Liabilities	215,164	(99)	215,065	210,974	(84)	210,890

Equity:
Capital in excess of par value(1)	1,007	(9)	998	964	(9)	955
Retained earnings	11,548	203	11,751	11,558	199	11,757
Accumulated other comprehensive income (loss)	(350)	20	(330)	(350)	17	(333)
Total equity attributable to Holdings	12,211	214	12,425	12,178	207	12,385
Noncontrolling interest	3,010	—	3,010	3,051	2	3,053
Total Equity	$15,221	$214	$15,435	$15,229	$209	$15,438
(1)    Previously reported amounts have been adjusted to give retrospective effect to the 459.4752645-for-1 stock split effected on April 24, 2018.

	Nine Months Ended September 30, 2017			Six Months Ended June 30, 2017
	As Previously Reported	Impact of Adjustments	As Restated	As Previously Reported	Impact of Adjustments	As Restated
	(in millions)
Statements of Income (Loss):
Revenues:
Policy charges and fee income	$2,853	$8	$2,861	$1,888	$3	$1,891
Premiums	805	20	825	542	16	558
Net derivative gains (losses)(2)	166	(38)	128	524	(30)	494
Total revenues	9,495	(10)	9,485	6,723	(11)	6,712

Benefits and other deductions:
Policyholders’ benefits	3,909	15	3,924	2,821	13	2,834
Interest credited to policyholders’ account balances(2)	794	(51)	743	526	(38)	488
Amortization of deferred policy acquisition costs, net	(31)	(125)	(156)	(43)	(125)	(168)
Total benefits and other deductions	9,187	(161)	9,026	6,415	(150)	6,265

Income (loss) from operations, before income taxes	308	151	459	308	139	447
Income tax (expense) benefit	163	(31)	132	77	(23)	54
Net income (loss)	471	120	591	385	116	501

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Less: net (income) loss attributable to the noncontrolling interest	(279)	—	(279)	(183)	—	(183)
Net income (loss) attributable to Holdings	$192	$120	$312	$202	$116	$318

	Nine Months Ended September 30, 2017			Six Months Ended June 30, 2017
	As Previously Reported	Impact of Adjustments	As Restated	As Previously Reported	Impact of Adjustments	As Restated
	(in millions)
Statements of Comprehensive Income (Loss):
Net income (loss)	$471	$120	$591	$385	$116	$501
Change in unrealized gains (losses), net of reclassification	519	20	539	540	(5)	535
Total other comprehensive income (loss), net of income taxes	611	20	631	608	(5)	603
Comprehensive income (loss)	1,082	140	1,222	993	111	1,104
Less: comprehensive (income) loss attributable to the noncontrolling interest	(297)	—	(297)	(198)	—	(198)
Comprehensive income (loss) attributable to Holdings	$785	$140	$925	$795	$111	$906

	Nine Months Ended September 30, 2017			Six Months Ended June 30, 2017
	As Previously Reported	Impact of Adjustments	As Restated	As Previously Reported	Impact of Adjustments	As Restated
	(in millions)
Statements of Equity:
Capital in excess of par value, beginning of year(1)	$942	$(11)	$931	$942	$(11)	$931
Changes in capital in excess of par value	65	2	67	22	2	24
Capital in excess of par value, end of period(1)	1,007	(9)	998	964	(9)	955
Retained earnings, beginning of year	11,356	83	11,439	11,356	83	11,439
Net income (loss) attributable to Holdings	192	120	312	202	116	318
Retained earnings, end of period	11,548	203	11,751	11,558	199	11,757
Accumulated other comprehensive income (loss), beginning of year	(943)	22	(921)	(943)	22	(921)
Other comprehensive income (loss)	593	(2)	591	593	(5)	588
Accumulated other comprehensive income (loss), end of year	(350)	20	(330)	(350)	17	(333)
Total Holdings’ equity, end of period	12,211	214	12,425	12,178	207	12,385
Noncontrolling interest, end of period	3,010	—	3,010	3,051	2	3,053
Total equity, end of period	$15,221	$214	$15,435	$15,229	$209	$15,438

Statements of Cash Flows:
Cash flow from operating activities:
Net income (loss)	$471	$120	$591	$385	$116	$501
Policy charges and fee income	(2,853)	(8)	(2,861)	(1,888)	(3)	(1,891)
Interest credited to policyholders’ account balances(2)	794	(51)	743	526	(38)	488
Net derivative (gains) loss(2)	(166)	38	(128)	(524)	30	(494)
Changes in:
Deferred Policy Acquisition costs	(31)	(125)	(156)	(43)	(125)	(168)
Future policy benefits	1,616	(5)	1,611	1,519	(3)	1,516
Current and deferred income taxes	435	31	466	100	23	123
(2)    Adjustments include revision for misclassification error of $34 million for six months ended June 30, 2017, and $44 million for the nine months ended September 30, 2017 identified in first quarter 2018.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Effects of the revision for the misclassification error to the Company’s previously reported Consolidated Statements of Income (Loss), and Cash Flows for the year ended December 31, 2017

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

Effects of the revision for the misclassification error to the Company’s previously reported Consolidated Statements of Income (Loss), and Cash Flows for the year ended December 31, 2016

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

19)    SUBSEQUENT EVENTS
Cash Dividend Declared
On August 10, 2018, Holdings declared a cash dividend of $0.13 per common share, payable on August 30, 2018 to all stockholders of record as of the close of business on August 23, 2018.
Share Repurchase Program
On August 10, 2018, Holdings’ Board of Directors authorized a share repurchase program. Under the program, Holdings may purchase up to $500 million of its common stock beginning August 16, 2018 and expiring on March 31, 2019. Holdings may choose to suspend or discontinue the repurchase program at any time. The repurchase program does not obligate Holdings to purchase any particular number of shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
AXA Equitable Holdings, Inc. (“Holdings” and, collectively with its consolidated subsidiaries, the “Company”) is a diversified financial services company. Through May 13, 2018, Holdings was a wholly-owned subsidiary of AXA S.A. (“AXA”), a French holding company for the AXA Group, a worldwide leader in life, property and casualty and health insurance and asset management. As used herein, “AXA Equitable Life” refers to AXA Equitable Life Insurance Company, a New York stock life insurance corporation, “AXA Financial” refers to AXA Financial, Inc., an intermediate holding company incorporated in Delaware, “MLOA” refers to MONY Life Insurance Company of America, an Arizona life insurance corporation, “AXA Advisors” refers to AXA Advisors, LLC, a Delaware limited liability company, “AXA RE Arizona” refers to AXA RE Arizona Company, an Arizona corporation, and “EQ AZ Life Re” refers to EQ AZ Life Re Company, a newly formed captive insurance company organized under the laws of Arizona.
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
We manage our business through four segments: Individual Retirement, Group Retirement, Investment Management and Research, and Protection Solutions. We report certain activities and items that are not included in these segments in Corporate and Other. See Note 16 of Notes to Consolidated Financial Statements for further information on the Company’s segments.
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

•
Variable annuity hedging programs. We use a dynamic hedging program (within this program, we reevaluate our economic exposure at least daily and rebalance our hedge positions accordingly) to mitigate certain risks associated with the GMxB features that are embedded in our liabilities for our variable annuity products. This program utilizes various derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in GMxB features’ exposures attributable to movements in the equity markets and interest rates. Although this program is designed to provide a measure of economic protection against the impact of adverse market conditions, it does not qualify for hedge accounting treatment. Accordingly, changes in value of the derivatives will be recognized in the period in which they occur with offsetting changes in reserves partially recognized in the current period, resulting in net income volatility. In addition to our dynamic hedging program, in the fourth quarter of 2017 and the first quarter of 2018, we implemented a new hedging program using static hedge positions (derivative positions intended to be held to maturity with less frequent re-balancing) to protect our statutory capital against stress scenarios.  The implementation of this new program in addition to our dynamic hedge program is expected to increase the size of our derivative positions, resulting in an increase in net income volatility. The impacts are most pronounced for variable annuity products in our Individual Retirement segment.

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
Our actuaries oversee the valuation of these product liabilities and assets and review underlying inputs and assumptions. We comprehensively review the actuarial assumptions underlying these valuations and update assumptions when appropriate in the third quarter of each year. Assumptions are based on a combination of company experience, industry experience, management actions and expert judgment and reflect our best estimate as of the date of each financial statement. Changes in assumptions can result in a significant change to the carrying value of product liabilities and assets and, consequently, the impact could be material to earnings in the period of the change. For further details of our accounting policies and related judgments pertaining to assumption updates, see Note 2 of Notes to Consolidated Financial Statements.
Macroeconomic and Industry Trends
Our business and consolidated results of operations are significantly affected by economic conditions and consumer confidence, conditions in the global capital markets and the interest rate environment.

Economic Conditions and Consumer Confidence
A wide variety of factors continue to impact economic conditions and consumer confidence. These factors include, among others, concerns over economic growth in the United States, continued low interest rates, falling unemployment rates, the U.S. Federal Reserve’s plans to further raise short-term interest rates, fluctuations in the strength of the U.S. dollar, the uncertainty created by what actions the current administration may pursue, concerns over global trade wars, changes in tax policy, global economic factors including programs by the European Central Bank and the United Kingdom’s vote to exit from the European Union and other geopolitical issues. Additionally, many of the products and solutions we sell are tax-advantaged or tax-deferred. If U.S. tax laws were to change, such that our products and solutions are no longer tax-advantaged or tax-deferred, demand for our products could materially decrease.
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
We monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, annuitization rates and lapse and surrender rates, which change in response to changes in capital market conditions, to ensure that our products and solutions remain attractive and profitable.
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
National Association of Insurance Commissioners (“NAIC”). The NAIC Financial Condition (E) Committee has established a working group to study and address, as appropriate, regulatory issues resulting from variable annuity captive reinsurance transactions, including reforms that would improve the current statutory reserve and risk-based capital (“RBC”) framework for insurance companies that sell variable annuity products. In August 2018, the NAIC adopted the new framework developed and proposed by this working group. to take effect January 2020, and which has now been referred to various other NAIC committees to develop the full implementation details. Among other changes, the new framework includes new prescriptions for reflecting hedge effectiveness, investment returns, interest rates, mortality and policyholder behavior in calculating statutory reserves and RBC. Once effective, it could materially change the level of variable annuity reserves and RBC requirements as well as their sensitivity to capital markets including interest rate, equity markets, volatility and credit spreads. Overall, we believe the NAIC reform is moving variable annuity capital standards towards an economic framework and is consistent with how we manage our business.
Fiduciary Rules. In April 2016, the Department of Labor (the “DOL”) issued a final rule (the “Rule”), which significantly expanded the range of activities considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 (“ERISA”) when our advisors and our employees provide investment-related information and support to retirement plan sponsors, participants and individual retirement account (“IRA”) holders. On March 15, 2018, a federal appeals court issued a decision vacating the Rule and subsequently denied motions by the Attorneys General of three states to intervene in the case. A final mandate implementing the March 2018 decision was issued by the court on June 21, 2018, and the time for appeal to the Supreme Court has lapsed.
In addition to the DOL, the NAIC as well as state regulators are currently considering whether to apply an impartial conduct standard similar to the Rule to recommendations made in connection with certain annuities and, in one case, to life insurance policies. For example, in July 2018, the NYDFS issued a final version of Regulation 187 that adopts a “best interest” standard for recommendations regarding the sale of life insurance and annuity products in New York. Regulation 187 takes effect on August 1, 2019 with respect to annuity sales and February 1, 2020 for life insurance sales and is applicable to sales of life insurance and annuity products in New York. We are currently assessing Regulation 187 to determine the impact it may have on our business. Beyond the New York regulation, the likelihood of enactment of any such state-based regulation is uncertain at this time, but if implemented, these regulations could have adverse effects on our business and consolidated results of operations.
In April 2018, the SEC released a set of proposed rules that would, among other things, enhance the existing standard of conduct for broker-dealers to require them to act in the best interest of their clients; clarify the nature of the fiduciary obligations owed by registered investment advisers to their clients; impose new disclosure requirements aimed at ensuring investors understand the nature of their relationship with their investment professionals; and restrict certain broker-dealers and their financial professionals from using the terms “adviser” or “advisor”. Public comments were due by August 7, 2018. Although the full impact of the proposed rules can only be measured when the implementing regulations are adopted, the intent of this provision is to authorize the SEC to impose on broker-dealers’ fiduciary duties to their customers similar to what applies to investment advisers under existing law. We are currently assessing these proposed rules to determine the impact they may have on our business.
New York Insurance Regulation 210. State regulators are currently considering whether to apply regulatory standards to the determination and/or readjustment of non-guaranteed elements (“NGEs”) within life insurance policies and annuity contracts that may be adjusted at the insurer’s discretion, such as the cost of insurance for universal life insurance policies and interest crediting rates for life insurance policies and annuity contracts. For example, in March 2018, Insurance Regulation 210 went into effect in New York. That regulation establishes standards for the determination and any readjustment of NGEs, including a prohibition on increasing profit margins on existing business or recouping past losses on such business, and requires advance notice of any adverse change in a NGE to both the NYDFS as well as to affected policyholders. We are continuing to assess the impact of Regulation 210 on our business. Beyond the New York regulation, the likelihood of enactment of any such state-based regulation is uncertain at this time, but if implemented, these regulations could have adverse effects on our business and consolidated results of operations.

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
In 2017, on a statutory basis, we recorded a moderate increase to our Combined RBC ratio as a result of the Tax Reform Act. Specifically, this was driven mainly by the benefit of the corporate AMT repeal, but partially offset by a lower statutory deferred tax asset valuation. In August 2018, the NAIC adopted changes to the RBC calculation, including the C-3 Phase II Total Asset Requirement for variable annuities, to reflect the 21% corporate income tax rate in RBC reported at year-end 2018. As a result of these changes, we expect our Combined RBC Ratio to decrease by approximately 100 RBC percentage points.
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
Separation Costs
In connection with the IPO and transitioning to operating as a stand-alone public company, we have incurred and expect to continue to incur one-time and recurring expenses. These expenses primarily relate to information technology, compliance, internal audit, finance, risk management, procurement, client service, human resources and other support services. The process of replicating and replacing functions, systems and infrastructure provided by AXA or certain of its affiliates in order to operate on a stand-alone basis is currently underway.
We estimate that the aggregate amount of the one-time expenses described above will be between approximately $300 million and $350 million, of which $93 million was incurred in 2017 and approximately $150 million is expected to be incurred in 2018. Of this amount, $94 million has been incurred in the first six months of 2018, with $61 million in the first quarter of 2018 and $33 million in the second quarter of 2018. Furthermore, additional one-time expenses will be incurred when AXA ceases to own at least a majority of our outstanding common stock. See “Risk Factors” in the Prospectus for additional information.
Productivity Strategies
Retirement and Protection Businesses. We continue to build upon our recent productivity improvements through which we have delivered more than $350 million in efficiency improvements over the last five years. Our productivity strategy includes several initiatives, including reallocating some of our real estate footprint away from the New York metropolitan area, replacing or updating less efficient legacy technology infrastructure and expanding existing outsourcing arrangements, which we believe will reduce costs and improve productivity.

We anticipate that the savings from these initiatives will offset any incremental ongoing expenses that we incur as a standalone company, and we expect these initiatives to improve our operating leverage, increasing our Non-GAAP Operating Earnings by approximately $75 million pre-tax per annum by 2020.
Investment Management and Research Business. AB has announced that it will establish its corporate headquarters in, and relocate approximately 1,050 jobs currently located in the New York metro area to, Nashville, TN. For more detail on the costs and expense savings AB expects to incur as a result of this relocation, see AB’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018.
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
In the first quarter of 2018, the Company revised its Non-GAAP Operating Earnings definition as it relates to the treatment of certain elements of the profitability of its variable annuity products with indexed-linked features to align to the treatment of its variable annuity products with GMxB features. In addition, adjustments for variable annuity products with index-linked features previously included within Other adjustments in the calculation of Non-GAAP Operating Earnings are now included with the adjustments for variable annuity products with GMxB features in the broader adjustment category, Variable annuity product features. The presentation of Non-GAAP Operating Earnings in prior periods was revised to reflect this change in definition.
Non-GAAP Operating Earnings equals our consolidated after-tax net income attributable to Holdings adjusted to eliminate the impact of the following items:

•
Items related to Variable annuity product features, which include certain changes in the fair value of the derivatives and other securities we use to hedge these features, the effect of benefit ratio unlock adjustments and changes in the fair value of the embedded derivatives reflected within Variable annuity products’ net derivative results;

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
The table below presents a reconciliation of Net income (loss) attributable to Holdings to Non-GAAP Operating Earnings for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Net income (loss) attributable to Holdings	$158	$608	$326	$318
Adjustments related to:
Variable annuity product features (1)	280	(40)	492	251
Investment (gains) losses	22	(4)	(80)	20
Goodwill impairment	—	—	—	369
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	27	33	158	67
Other adjustments	89	26	179	5
Income tax expense (benefit) related to above adjustments	(81)	(7)	(144)	(242)
Non-recurring tax items	11	(217)	39	(85)
Non-GAAP Operating Earnings	$506	$399	$970	$703

(1)
This reconciling item was previously referred to as “GMxB product features”, but is now referred to more broadly as “Variable annuity product features.” See Note 16 to the Notes to Consolidated Financial Statements for details of adjustments related to Variable annuity product features.

Non-GAAP Operating ROC by Segment
We report Non-GAAP Operating ROC by segment for our Individual Retirement, Group Retirement and Protection Solutions segments, which is a non-GAAP financial measure used to evaluate our recurrent profitability on a consolidated basis and by segment, respectively. We calculate Non-GAAP Operating ROC by segment by dividing operating earnings (loss) on a segment basis by average capital on a segment basis, excluding AOCI and NCI, as described below. AOCI fluctuates period-to-period in a manner inconsistent with our underlying profitability drivers as the majority of such fluctuation is related to the market volatility of the unrealized gains and losses associated with our available for sale (“AFS”) securities. Therefore, we believe excluding AOCI is more effective for analyzing the trends of our operations. We do not calculate Non-GAAP Operating ROC by segment for our Investment Management & Research segment because we do not manage that segment from a return of capital perspective. Instead, we use metrics more directly applicable to an asset management business, such as AUM, to evaluate and manage that segment. For Non-GAAP Operating ROC by segment, capital components pertaining directly to specific segments such as DAC along with targeted capital are directly attributed to these segments. Targeted capital for each segment is established using assumptions supporting statutory capital adequacy levels necessary to be considered a going concern. To enhance the ability to analyze these measures across periods, interim periods are annualized. Non-GAAP Operating ROC by segment should not be used as a substitute for ROE.
The following table sets forth Non-GAAP Operating ROC by segment for our Individual Retirement, Group Retirement and Protection Solutions segments for the trailing twelve months ended June 30, 2018.

	Trailing Twelve Months Ended June 30, 2018
	Individual Retirement	Group Retirement	Protection Solutions
	(in millions)
Operating earnings	$1,610	$323	$529
Average capital(1)	7,188	1,270	2,574
Non-GAAP Operating ROC	22.4%	25.4%	20.5%

(1)
For average capital amounts by segment, capital components pertaining directly to specific segments such as DAC along with targeted capital are directly attributed to these segments. Targeted capital for each segment is established using assumptions supporting statutory capital adequacy levels necessary to be considered a going concern.

Non-GAAP Operating Earnings per Share
Non-GAAP Operating EPS is calculated by dividing Non-GAAP Operating Earnings by ending common shares outstanding - diluted. The following table sets forth Non-GAAP Operating EPS for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(per share amounts)
Net income (loss) attributable to Holdings	$0.28	$1.08	$0.58	$0.57
Adjustments related to:
Variable annuity product features (1)	0.50	(0.07)	0.88	0.45
Investment (gains) losses	0.04	(0.01)	(0.14)	0.04
Goodwill impairment	—	—	—	0.66
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	0.05	0.06	0.28	0.12
Other adjustments	0.15	0.05	0.32	(0.01)
Income tax expense (benefit) related to above adjustments	(0.14)	(0.01)	(0.26)	(0.43)
Non-recurring tax items	0.02	(0.39)	0.07	(0.15)
Non-GAAP Operating Earnings per share	$0.90	$0.71	$1.73	$1.25

(1)
This reconciling item was previously referred to as “GMxB product features”, but is now referred to more broadly as “Variable annuity product features.” See Note 16 to the Notes to Consolidated Financial Statements for details of adjustments related to Variable annuity product features.

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
As of June 30, 2018 and June 30, 2017, our economic interest in AB was approximately 64.7% and 46.7%, respectively. On April 23, 2018, Holdings purchased (i) 8,160,000 AB Units from Coliseum Reinsurance Company and (ii) all of the issued and outstanding shares of common stock of AXA-IM Holding U.S., Inc., which owns 41,934,582 AB Units (collectively, the “AB Reorganization Transactions”).
Our indirect, wholly owned subsidiary, AllianceBernstein Corporation, is the General Partner of AB. Accordingly, AB is consolidated in our financial statements, and its results are fully reflected in our consolidated financial statements.

The following table summarizes our consolidated statements of income (loss) for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions, except earnings per share amounts)
REVENUES
Policy charges and fee income	$987	$935	$1,959	$1,891
Premiums	275	277	554	558
Net derivative gains (losses)	(73)	729	(354)	494
Net investment income (loss)	596	803	1,187	1,583
Investment gains (losses), net:
Total other-than-temporary impairment losses	—	(13)	—	(14)
Other investment gains (losses), net	(22)	17	80	(6)
Total investment gains (losses), net	(22)	4	80	(20)
Investment management and service fees	1,075	998	2,130	1,952
Other income	124	136	241	254
Total revenues	2,962	3,882	5,797	6,712
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	920	1,741	1,528	2,834
Interest credited to policyholders’ account balances	268	242	539	488
Compensation and benefits (includes $41, $41, $81 and $82 of deferred policy acquisition costs, respectively)	558	546	1,178	1,085
Commissions and distribution related payments (includes $132, $138, $251 and $270 of deferred policy acquisition costs, respectively)	418	400	829	795
Interest expense	60	38	106	73
Amortization of deferred policy acquisition costs (net of capitalization of $173, $179, $332 and $352 of deferred policy acquisition costs, respectively)	(1)	(113)	14	(168)
Other operating costs and expenses	425	414	919	1,158
Total benefits and other deductions	2,648	3,268	5,113	6,265
Income (loss) from continuing operations, before income taxes	314	614	684	447
Income tax (expense) benefit	(59)	84	(138)	54
Net income (loss)	255	698	546	501
Less: net (income) loss attributable to the noncontrolling interest	(97)	(90)	(220)	(183)
Net income (loss) attributable to Holdings	$158	$608	$326	$318

EARNINGS PER SHARE
Earnings per share - Common stock
Basic	$0.28	$1.08	$0.58	$0.57
Diluted	$0.28	$1.08	$0.58	$0.57
Weighted average common shares outstanding - basic	561.0	561.0	561.0	561.0
Weighted average common shares outstanding - diluted	561.1	561.0	561.1	561.0

The following table summarizes our non-GAAP operating earnings per share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions, except earnings per share amounts)
Non-GAAP Operating Earnings	$506	$399	$970	$703
Non-GAAP Operating Earnings per share, Basic	$0.90	$0.71	$1.73	$1.25
Non-GAAP Operating Earnings per share, Diluted	$0.90	$0.71	$1.73	$1.25

The following discussion compares the results for the three and six months ended June 30, 2018 compared to the comparable 2017 period’s results.
Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
Net Income Attributable to Holdings
Net income attributable to Holdings decreased $450 million, to $158 million for the three months ended June 30, 2018 from $608 million for the three months ended June 30, 2017, primarily driven by the following notable items:

•	Net investment income decreased by $207 million, mainly due to a change in the market value of trading securities due to higher interest rates.

•
Amortization of DAC, net increased by $112 million mainly due to our Protection Solutions and Individual Retirement segments. The Protection Solutions segment increase was due to a $51 million increase in amortization of DAC before capitalization as we have remained in a loss recognition position in the second quarter of 2018 (loss recognition position started in the fourth quarter of 2017), which results in higher amortization of DAC. The Individual Retirement segment increase was due to a $37 million increase in amortization of DAC before capitalization due to a non-recurring positive impact in amortization of DAC resulting from the 2017 reserve strengthening.

•	Total investment gains, net decreased by $26 million, primarily due to the sale of fixed maturity securities.

•
Income tax expense increased by $143 million driven by a settlement of an IRS audit in the second quarter of 2017, partially offset by a decrease in pre-tax earnings and a lower effective tax rate due to the Tax Reform Act.

Partially offsetting this decrease were the following notable items:

•
Policyholders’ benefits decreased by $821 million, primarily due to a $761 million decrease in our Individual Retirement segment. Within policyholder benefits, a decrease in GMxB reserves was driven by a reserve strengthening in 2017, that was partially offset by Net derivative losses of $802 million reflecting the change in market value of derivatives, due to the aforementioned reserve strengthening in 2017 and higher interest rates in 2018.

•
Investment management and service fees increased by $77 million mainly driven by our Investment Management and Research segment, mainly due to higher base fees reflecting an increase in average AUM of 6.8% and an increase in performance fees.

•
Policy charges and fee income increased by $52 million due to higher average AV from net flows and higher equity markets and an increase in cost of insurance charges in our Protection Solutions segment.

Non-GAAP Operating Earnings
Non-GAAP Operating Earnings increased by $107 million to $506 million during the three months ended June 30, 2018 from $399 million in the three months ended June 30, 2017, primarily driven by the following notable items:

•
Policyholders’ benefits decreased by $106 million primarily due to a $46 million decrease in our Individual Retirement segment and a $59 million decrease in Corporate and Other. The decrease in Individual Retirement reflected an improvement in GMxB margins, mainly driven by reserve strengthening in 2017 (the decrease in Policyholders’ benefits was partially offset by derivative losses).

•	Investment management and service fees increased by $77 million reflecting higher base fees resulting from an increase in average AUM of 6.8% and an increase in performance fees.

•
Policy charges, fee income and premiums increased by $49 million, due to higher average AV from net flows and higher equity markets and an increase in cost of insurance charges in our Protection Solutions segment.

•	Net investment income increased by $35 million mainly due to the General Account portfolio optimization and higher asset balances.

•	Income tax expense decreased by $10 million driven by the impact of a lower effective tax rate due to the Tax Reform Act, partially offset by higher pre-tax earnings.
Partially offsetting this increase were the following notable items:

•
Amortization of DAC, net increased by $108 million, mainly due to our Protection Solutions and Individual Retirement segments. The Protection Solutions segment increase was due to a $50 million increase in amortization of DAC before capitalization as we have remained in a loss recognition position in the second quarter of 2018 (loss recognition position started in the fourth quarter of 2017), which results in higher amortization of DAC. The Individual Retirement segment increase was due to a $35 million increase in amortization of DAC before capitalization due to a non-recurring positive impact in amortization of DAC resulting from the 2017 reserve strengthening.

•
Interest expense increased by $19 million, primarily driven by the issuance of $3.8 billion of senior notes in the second quarter of 2018, partially offset by the settlement of affiliated debt of approximately $2.5 billion.

•	Interest credited to policyholders’ account balances increased by $27 million mainly driven by higher SCS AV in the Individual Retirement segment and higher interest credited for funding agreements.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Net Income Attributable to Holdings
Net income attributable to Holdings increased $8 million, to $326 million for the first six months of 2018 from $318 million for the first six months of 2017, primarily driven by the following notable items:

•
Policyholders’ benefits decreased $1.3 billion primarily due to a $1.2 billion decrease in our Individual Retirement segment. Within policyholder benefits, a decrease in GMxB reserves was driven by a reserve strengthening in 2017, that was partially offset by Net derivative losses of $848 million reflecting the change in market value of derivatives, due to the aforementioned reserve strengthening in 2017 and higher interest rates in 2018.

•
Other operating costs and expenses decreased by $239 million mainly due to a $369 million non-recurring goodwill impairment charge in the first six months of 2017 resulting from the Company’s adoption of new accounting guidance for goodwill on January 1, 2017, partially offset by higher IPO related separation costs.

•
Investment management and service fees increased by $178 million mainly driven by our Investment Management and Research segment, primarily due to higher base fees reflecting an increase in average AUM of 10% and an increase in performance fees.

•	Total investment gains (losses), net increased by $100 million, primarily due to the sale of fixed maturity securities, mainly U.S. Treasury securities.
Partially offsetting this increase were the following notable items:

•	Decrease in Net investment income of $396 million, mainly due to a change in market value of trading securities due to higher interest rates.

•
Amortization of DAC, net increased by $182 million mainly due to our Protection Solutions and Individual Retirement segments. The Protection Solutions segment increase was due to a $91 million increase in amortization of DAC before capitalization as we have remained in a loss recognition position in the second quarter of 2018 (loss recognition position started in the fourth quarter of 2017), which results in higher amortization of DAC. The Individual Retirement segment increase was due to a $35 million increase in amortization of DAC before capitalization due to (i) higher amortization in 2018 from higher interest rates in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 and (ii) a non-recurring positive impact in amortization of DAC resulting from the 2017 reserve strengthening.

•	Compensation and benefits increased by $93 million mainly due to our pension settlement in the first quarter of 2018.

•	Interest credited to policyholders’ account balances increased by $51 million, mainly driven by higher SCS AV.

•
Income tax expense increased by $192 million driven by an increase in pre-tax earnings and the tax benefit related to the conclusion of an IRS audit for tax years 2008 and 2009 in the first six months of 2017, partially offset by a lower effective tax rate due to the Tax Reform Act as well as the permanent differences of a one-time goodwill impairment in the first six months of 2017.

Non-GAAP Operating Earnings
Non-GAAP Operating Earnings increased by $267 million to $970 million during the first six months of 2018 from $703 million in the first six months of 2017, primarily driven by the following notable items:

•
Policyholders’ benefits decreased by $606 million primarily due to a $502 million decrease in our Individual Retirement segment and a $100 million decrease in Corporate and Other. The decrease in Individual Retirement reflected an improvement in GMxB margins mainly due to reserve strengthening in 2017 (the decrease in Policyholders’ benefits was partially offset by derivative losses).

•
Investment management and service fees increased by $256 million mainly driven by our Investment Management and Research segment, primarily due to higher base fees reflecting an increase in average AUM of 10% and an increase in performance fees.

•
Policy charges, fee income and premiums increased by $64 million, due to higher average AV from net flows and higher equity markets and an increase in cost of insurance charges in our Protection Solutions segment.

•	Net investment income increased by $48 million mainly due to the General Account portfolio optimization and higher asset balances.

•	Income tax expense decreased by $30 million driven by a lower effective tax rate due to the Tax Reform Act, partially offset by tax expense on higher pre-tax earnings.
Partially offsetting this increase were the following notable items:

•
Interest expense increased by $33 million, primarily driven by the issuance of $3.8 billion of senior notes in the first six months of 2018, partially offset by the settlement of affiliated debt of approximately $2.5 billion.

•
Amortization of DAC, net increased by $160 million, mainly due to our Protection Solutions and Individual Retirement segments. The Protection Solutions segment increase was due to a $94 million increase in amortization of DAC before capitalization as we have remained in a loss recognition position in the second quarter of 2018 (loss recognition position started in the fourth quarter of 2017), which results in higher amortization of DAC. The Individual Retirement segment increase in amortization of DAC was due to (i) higher amortization in 2018 from higher interest rates in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 and (ii) a non-recurring positive impact in amortization of DAC resulting from the 2017 reserve strengthening.

•
Compensation, benefits, and other operating costs increased $59 million, mainly due to an increase of $69 million in the Investment Management and Research segment, including $43 million related to the impact of adopting the new revenue recognition standard (ASC 606) in 2018. Excluding Investment Management and Research, expenses were lower by $10 million reflecting company efficiency plans.

•	Interest credited to policyholders’ account balances increased by $51 million mainly from higher SCS AV in Individual Retirement and higher interest credited for funding agreements.

Results of Operations by Segment
We manage our business through the following four segments: Individual Retirement, Group Retirement, Investment Management and Research, and Protection Solutions. We report certain activities and items that are not included in our four segments in Corporate and Other. The following section presents our discussion of Operating earnings (loss) by segment and AUM, AV and Protection Solutions Reserves by segment, as applicable. Consistent with U.S. GAAP guidance for segment reporting, operating earnings (loss) is our U.S. GAAP measure of segment performance. See Note 16 of Notes to Consolidated Financial Statements for further information on the Company’s segments.
For interim reporting periods, the Company calculates income tax expense using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. Income tax expense is calculated using the ETR and then allocated to the Company's business segments using a 18% ETR for our retirement and protection businesses (Individual Retirement, Group Retirement, and Protection Solutions) and a 27% ETR for Investment Management and Research.

The following table summarizes Operating earnings (loss) by segment and Corporate and Other for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Operating earnings (loss):
Individual Retirement	$399	$308	$759	$510
Group Retirement	78	48	154	107
Investment Management and Research	97	61	178	93
Protection Solutions	24	16	47	55
Total segment operating earnings	598	433	1,138	765
Corporate and Other	(92)	(34)	(168)	(62)
Non-GAAP Operating Earnings	$506	$399	$970	$703

Individual Retirement
The Individual Retirement segment includes our variable annuity products which primarily meet the needs of individuals saving for retirement or seeking retirement income.
The following table summarizes Operating earnings of our Individual Retirement segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Operating earnings	$399	$308	$759	$510

Key components of Operating earnings are:

REVENUES
Policy charges, fee income and premiums	$543	$544	$1,083	$1,063
Net investment income	258	221	486	398
Investment gains (losses), net including derivative gains (losses)	91	93	(136)	233
Investment management, service fees and other income	190	183	378	366
Segment revenues	1,082	1,041	1,811	2,060
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	314	360	319	821
Interest credited to policyholders’ account balances	54	30	113	77
Commissions and distribution related payments(1)	152	156	296	314
Amortization of deferred policy acquisition costs, net(2)	(45)	(89)	(92)	(143)
Compensation and benefits and other operating costs and expenses(3)	124	146	245	274
Interest expense	—	7	—	7

Segment benefits and other deductions	$599	$610	$881	$1,350
(1) Includes $81 million, $92 million, $153 million and $177 million of deferred policy acquisition costs.
(2) Net of capitalization of $101 million, $110 million, $188 million, and $213 million.
(3) Includes $20 million, $18 million, $35 million, and $36 million of deferred policy acquisition costs.

The following table summarizes a roll forward of AV for our Individual Retirement segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Balance as of beginning of period	$101,790	$96,679	$103,423	$93,604
Gross premiums	2,056	2,092	3,843	4,102
Surrenders, withdrawals and benefits	(2,205)	(1,914)	(4,454)	(3,711)
Net flows	(149)	178	(611)	391
Investment performance, interest credited and policy charges	1,473	1,713	302	4,575
Balance as of end of period	$103,114	$98,570	$103,114	$98,570
General Account	20,471	17,429	20,471	17,429
Separate Accounts	82,643	81,141	82,643	81,141
Total AV	$103,114	$98,570	$103,114	$98,570
Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017 for the Individual Retirement Segment
Operating earnings
Operating earnings increased $91 million to $399 million in the three months ended June 30, 2018 from $308 million in the three months ended June 30, 2017 primarily attributable to the following:

•	Increase in Net investment income of $37 million, resulting from higher asset balances mainly driven by SCS sales and General Account portfolio optimization.

•
Net increase of $31 million in operating earnings due to higher GMxB results, consisting of a $50 million decrease in Policyholder benefits’ primarily due to a reserve strengthening in 2017, which was partially offset by a decrease of $19 million of derivative losses.

•
Decrease in operating expenses of $22 million due to company efficiency plans and lower acquisition expenses from lower sales in 2018 compared to the three months ended June 30, 2017 where sales were higher in advance of the proposed implementation of the DOL Rule.

•	Decrease in Income tax expense of $36 million driven by a lower effective tax rate due to the Tax Reform Act partially offset by higher pre-tax operating earnings.
The increase was partially offset by:

•	Increase in Amortization of DAC, net of $44 million due to a non-recurring positive impact in amortization of DAC resulting from the 2017 reserve strengthening.

•	Increase of Interest credited to policyholders’ account balances by $24 million primarily due to higher SCS AV balances partially offsetting investment income gains.
Net Flows and AV

•	The increase in AV of $4.5 billion was due to higher equity markets offsetting net outflows in our older fixed rate GMxB block.

•
Net outflows were $149 million, primarily driven by $1.0 billion outflows on our older fixed GMxB block, which were partially offset by $867 million inflows on our newer less capital intensive products.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017 for the Individual Retirement Segment
Operating earnings
Operating earnings increased $249 million to $759 million in the first six months of 2018 from $510 million in the first six months of 2017 primarily attributable to the following:

•
Net increase in Operating earnings of $108 million due to higher GMxB results from reserve strengthening in 2017. Higher interest rates were the primary driver of a $512 million decrease in Policyholders’ benefits which was partially offset by Net derivative losses of $403 million.

•	Increase in Net investment income of $88 million, resulting from higher asset balances mainly driven by SCS sales and General Account portfolio optimization.

•	Increase in fee type revenue of $32 million due to higher average Separate Account AV, primarily due to positive market performance in 2017 and higher premium income from payout annuities.

•
Decrease in operating expenses of $29 million due to company efficiency plans and lower acquisition expenses from lower sales in 2018 compared to the six months ended June 30, 2017 where sales were higher in advance of the implementation of the proposed DOL Rule.

•	Decrease in Income tax expense of $27 million due to a lower effective tax rate due to the Tax Reform Act.
The increase was partially offset by:

•
Increase in Amortization of DAC, net of $51 million to (i) higher amortization in 2018 from higher interest rates in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 and (ii) a non-recurring positive impact in amortization of DAC resulting from the 2017 reserve strengthening.

•	Increase in Interest credited to policyholders’ account balances of $36 million primarily due to higher SCS AV balances.
Net Flows and AV

•	The increase in AV of $4.5 billion was due to higher equity markets offset by net outflows in our older fixed rate GMxB block.

•
Net outflows were $611 million, primarily driven by $2.1 billion of outflows on our older fixed GMxB block, which were partially offset by $1.4 billion of inflows on our newer less capital intensive products.

Group Retirement
The Group Retirement segment offers tax-deferred investment and retirement plans sponsored by educational entities, municipalities and not-for-profit entities as well as small and medium-sized businesses.

The following table summarizes Operating earnings of our Group Retirement segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Operating earnings	$78	$48	$154	$107

Key components of Operating earnings are:

REVENUES
Policy charges, fee income and premiums	$69	$61	$133	$120
Net investment income	124	111	255	241
Investment gains (losses), net including derivative gains (losses)	2	(3)	1	(8)
Investment management, service fees and other income	50	41	94	84
Segment Revenues	245	210	483	437
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	—	—	—	—
Interest credited to policyholders’ account balances	73	69	143	140
Commissions and distribution related payments(1)	26	24	50	47
Amortization of deferred policy acquisition costs, net(2)	(15)	(19)	(26)	(30)
Compensation and benefits and other operating costs and expenses(3)	66	69	128	131
Interest expense	—	—	—	—
Segment benefits and other deductions	$150	$143	$295	$288
(1) Includes $15 million, $11 million, $29 million and $24 million of deferred policy acquisition costs.
(2) Net of capitalization of $22 million, $3 million, $44 million and $41 million.
(3) Includes $7 million, $8 million, $15 million and $17 million of deferred policy acquisition costs.

The following table summarizes a roll-forward of AV for our Group Retirement segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Balance as of beginning of period	$33,918	$31,168	$33,906	$30,138
Gross premiums	885	848	1,722	1,672
Surrenders, withdrawals and benefits	(735)	(652)	(1,471)	(1,421)
Net flows	150	196	251	251
Investment performance, interest credited and policy charges	581	619	492	1,594
Balance as of end of period	$34,649	$31,983	$34,649	$31,983
General Account	11,502	11,210	11,502	11,210
Separate Accounts	23,147	20,773	23,147	20,773
Total AV	$34,649	$31,983	$34,649	$31,983
Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017 for the Group Retirement Segment
Operating earnings
Operating earnings increased $30 million to $78 million for the three months ended June 30, 2018 from $48 million in the three months ended June 30, 2017.
The increase is primarily attributable to the following:

•	Increase in fee type revenue of $17 million due to positive net flows and equity market performance.

•	Increase in Net investment income of $13 million due to General Account portfolio optimization and higher asset balances.
Net Flows and AV

•	The increase in AV of $2.7 billion was primarily due to higher equity markets and positive net flows.

•	Net flows were $150 million, driven by strong client renewal and client retention.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017 for the Group Retirement Segment
Operating earnings
Operating earnings increased $47 million to $154 million for the first six months of 2018 from $107 million in the first six months of 2017.
The increase is primarily attributable to the following:

•	Increase in fee type revenue of $23 million due to positive net flows and equity market performance.

•	Increase in Net investment income of $14 million due to General Account portfolio optimization and higher asset balances.

•	Decrease in Income tax expense of $7 million due to a lower effective tax rate as a result of the Tax Reform Act.
Net Flows and AV

•	The increase in AV of $2.7 billion was primarily due to higher equity markets and positive net flows.

•	Net flows were $251 million, driven by strong client renewal and client retention.
Investment Management and Research
The Investment Management and Research segment provides diversified investment management, research and related services to a broad range of clients around the world. Operating earnings presented here represents our economic interest in AB of approximately 65% after the purchase of units in the second quarter of 2018 (See Note 1 of Notes to Consolidated Financial Statements for further information). At June 30, 2017, the Company’s economic interest in AB was approximately 46%.
The following table summarizes Operating earnings of our Investment Management and Research segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Operating earnings	$97	$61	$178	$93

Key components of Operating earnings are:

REVENUES
Policy charges, fee income and premiums	$—	$—	$—	$—
Net investment income	4	4	7	23
Investment gains (losses), net including derivative gains (losses)	—	(5)	2	(15)
Investment management, service fees and other income	838	773	1,742	1,507
Segment Revenues	842	772	1,751	1,515
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	—	—	—	—
Interest credited to policyholders’ account balances	—	—	—	—
Commissions and distribution related payments	106	103	216	199
Amortization of deferred policy acquisition costs, net	—	—	—	—
Compensation and benefits and other operating costs and expenses(3)	513	510	1,075	1,006
Interest expense	2	2	4	3
Segment benefits and other deductions	$621	$615	$1,295	$1,208

Changes in AUM in the Investment Management and Research segment for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in billions)
Balance as of beginning of period	$549.5	$497.9	$554.5	$480.2
Long-term flows:
Sales/new accounts	19.0	20.4	53.2	39.4
Redemptions/terminations	(23.3)	(14.4)	(54.5)	(32.8)
Cash flow/unreinvested dividends	(3.4)	(1.3)	(8.8)	(2.1)
Net long-term (outflows) inflows	(7.7)	4.7	(10.1)	4.5
Market appreciation (depreciation)	(2.0)	14.0	(4.6)	31.9
Net change	(9.7)	18.7	(14.7)	36.4
Balance as of end of period	$539.8	$516.6	$539.8	$516.6
Average AUM in the Investment Management and Research segment for the periods presented by distribution channel and investment services were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in billions)
Distribution Channel:
Institutions	$256.7	$248.9	$262.7	$246.5
Retail	191.0	173.4	192.7	169.2
Private Wealth Management	94.5	85.4	94.2	83.9
Total	$542.2	$507.7	$549.6	$499.6
Investment Service:
Equity Actively Managed	$145.4	$121.8	$144.4	$118.8
Equity Passively Managed(1)	52.7	49.7	53.7	49.2
Fixed Income Actively Managed – Taxable	230.6	232.9	236.9	229.6
Fixed Income Actively Managed – Tax-exempt	41.1	38.5	40.8	37.9
Fixed Income Passively Managed(1)	10.0	10.2	10.0	10.6
Other(2)	62.4	54.6	63.8	53.5
Total	$542.2	$507.7	$549.6	$499.6
(1)    Includes index and enhanced index services.
(2)    Includes multi-asset solutions and services, and certain alternative investments.

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017 for the Investment Management and Research Segment
Operating earnings
Operating earnings increased $36 million in the three months ended June 30, 2018 to $97 million from $61 million in the three months ended June 30, 2017 primarily attributable to the following:

•	Increase in ownership of AB from a blended rate of approximately 62% for the three months ended June 30, 2018 compared to approximately 52% during the three months ended June 30, 2017.

•
Increase in Investment management, service fees, and other income of $65 million primarily due to higher base fees of $45 million resulting from a 6.8% increase in average AUM and an increase in performance fees of $21 million.

This increase was partially offset by the following:

•	Higher Segment benefits and other deductions of $6 million due to higher compensation and benefits offset by lower general and administrative expenses.

•	Income tax expense increased $20 million driven by higher pre-tax earnings offset by a lower effective tax rate due to the Tax Reform Act.
Long-Term Net Flows and AUM

•
Total AUM as of June 30, 2018 was $539.8 billion, down $9.7 billion, or 1.8%, compared to March 31, 2018, and up $23.2 billion, or 4.5%, compared to June 30, 2017. During the second quarter of 2018, AUM decreased as a result net outflows of $7.7 billion (Institutional net outflows of $8.0 billion and $0.6 billion for Retail, offset by net inflows of $0.9 billion for Private Wealth Management) and market depreciation of $2.0 billion.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017 for the Investment Management and Research Segment
Operating earnings
Operating earnings increased $85 million in the first six months of 2018 to $178 million from $93 million in the first six months of 2017 primarily attributable to the following:

•	Increase in ownership of AB from a blended rate of approximately 54% for the first six months of 2018 compared to approximately 49% during the first six months of 2017.

•
Increase in Investment management, service fees, and other income of $235 million primarily due to higher base fees of $120 million resulting from a 10.0% increase in average AUM and additionally an increase in performance fees of $21 million. Operating earnings includes an increase in revenues of $78 million from the impact of adopting the new revenue recognition standard (ASC 606) in 2018.

This increase was partially offset by the following:

•	Higher Compensation, benefits, interest expense and other operating costs of $69 million, including $43 million related to the impact of adoption of revenue recognition standard (ASC 606) in 2018.

•	Higher commissions and distribution related payments of $17 million.

•	Income tax expense increased $12 million driven by higher pre-tax earnings offset by a lower effective tax rate due to the Tax Reform Act.

Long-Term Net Flows and AUM

•
Total AUM as of June 30, 2018 was $539.8 billion, up $23.2 billion, or 4.5%, compared to the first six months of 2017. During the twelve months ended June 30, 2018, AUM increased as a result of market appreciation of $24.6 billion, offset by net outflows of $1.4 billion (Institutional net outflows of $6.4 billion, offset by net inflows of $2.9 billion for Private Wealth Management and $2.1 billion for Retail).

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
The following table summarizes Operating earnings of our Protection Solutions segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Operating earnings	$24	$16	$47	$55

Key components of Operating earnings are:

REVENUES
Policy charges, fee income and premiums	$547	$512	$1,082	$1,041
Net investment income	194	173	414	381
Investment gains (losses), net including derivative gains (losses)	3	1	2	1
Investment management, service fees and other income	56	57	111	109
Segment Revenues	800	743	1,609	1,532
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	420	421	829	833
Interest credited to policyholders’ account balances	120	120	242	236
Commissions and distribution related payments(1)	75	68	141	136
Amortization of deferred policy acquisition costs, net(2)	47	(3)	118	26
Compensation and benefits and other operating costs and expenses(3)	107	118	221	227
Interest expense	—	—	—	—
Segment benefits and other deductions	$769	$724	$1,551	$1,458
(1) Includes $36 million, $34 million, $70 million and $70 million of deferred policy acquisition costs.
(2) Net of capitalization of $49 million, $49 million, $101 million and $99 million.

(3) Includes $13 million, $15 million, $31 million and $30 million of deferred policy acquisition costs.

The following table summarizes Protection Solutions Reserves for our Protection Solutions segment as of the dates presented:

	June 30, 2018	December 31, 2017
	(in millions)
Protection Solutions Reserves(1)
General Account	$16,202	$16,007
Separate Accounts	12,597	12,643
Total Protection Solutions Reserves	$28,799	$28,650

(1)	Does not include Protection Solutions Reserves for our employee benefits business as it is a start-up business and therefore has immaterial in-force policies.
The following table presents our in-force face amounts for the periods indicated, respectively, for our individual life insurance products:

	June 30, 2018	December 31, 2017
	(in billions)
In-force Face Amounts for Protection Solutions(1)
Universal life(2)	$57.5	$59.0
Indexed universal life	21.7	20.5
Variable universal life(3)	128.1	128.9
Term	234.4	235.9
Whole life	1.5	1.6
Total in-force face amount	$443.2	$445.9

(1)	Includes individual life insurance and does not include employee benefits as it is a start-up business and therefore has immaterial in-force policies.

(2)	Universal Life includes Guaranteed Universal Life.

(3)	Variable Universal Life includes VL and COLI.

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017 for the Protection Solutions Segment
Operating earnings
Operating earnings increased $8 million to $24 million in the three months ended June 30, 2018 from $16 million in the three months ended June 30, 2017 primarily attributable to the following:

•	Increase of $35 million in Policy charges, fee income and premiums, mainly due to an increase in cost of insurance charges and employee benefits sales.

•	Increase in Net investment income of $21 million due to the General Account portfolio optimization and higher asset balances.
This increase was partially offset by the following:

•
Amortization of DAC, net increased by $50 million, due to a $50 million increase in DAC amortization before capitalization, as we have remained in a loss recognition position in the three months ended June 30, 2018 (loss recognition position started in the fourth quarter of 2017) which results in higher amortization.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017 for the Protection Solutions Segment
Operating earnings
Operating earnings decreased $8 million to $47 million in the first six months of 2018 from $55 million in the first six months of 2017 primarily attributable to the following:

•
Amortization of DAC, net increased by $92 million due to a $94 million increase in DAC amortization before capitalization, as we have remained in a loss recognition position in the first six months of 2018 (loss recognition position started in the fourth quarter of 2017) which results in higher amortization.

•	An increase of $6 million in Interest credited to policyholders' account balances mainly due to higher AV in our Indexed Universal Life products.
This decrease was partially offset by the following:

•	Increase of $41 million in Policy charges, fee income and premiums, mainly due to an increase in cost of insurance charges and employee benefit sales.

•	Increase in Net investment income of $33 million due to the General Account portfolio optimization and higher asset balances.

•	Decrease in operating expenses of $6 million due to company efficiency plans.

•	Decrease in income tax expense of $8 million due to a lower effective tax rate as a result of the Tax Reform Act and lower pre-tax operating earnings.
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
The following table summarizes Operating earnings (loss) of Corporate and Other for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Operating earnings (loss)	(92)	(34)	(168)	(62)

General Account Investment Assets Portfolio
The GAIA portfolio and investment results support the insurance and annuity liabilities of our Individual Retirement, Group Retirement and Protection Solutions businesses. Our GAIA portfolio investment strategy seeks to achieve sustainable risk-

adjusted returns by focusing on principal preservation, investment return, duration and liquidity requirements by product class and the diversification of risks. Investment activities are undertaken according to investment policy statements that contain internally established guidelines and are required to comply with applicable laws and insurance regulations. Risk tolerances are established for credit risk, market risk, liquidity risk and concentration risk across types of issuers and asset classes that seek to mitigate the impact of cash flow variability arising from these risks.
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
The following tables reconcile the consolidated balance sheet asset and liability amounts to GAIA.
General Account Investment Assets
June 30, 2018

	GAIA		Other(1)	Balance Sheet Total
	(in millions)
Balance Sheet Captions:
Fixed maturities, available for sale, at fair value	$44,154		$(249)	$43,905
Mortgage loans on real estate	11,808		—	11,808
Policy Loans	3,739		—	3,739
Real Estate held for production of income	53		—	53
Other equity investments	1,141		244	1,385
Other invested assets	170		1,622	1,792
Sub-total investments	61,065		1,617	62,682
Trading Securities	13,352	(2)	794	14,146
Total investments	74,417		2,411	76,828
Cash and cash equivalents	5,763		1,070	6,833
Repurchase and funding agreements(3)	(4,343)		—	(4,343)
Total	$75,837		$3,481	$79,318

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

(2)	Primarily related to SCS and consists of corporate bonds (82%), U.S. Treasury securities (6%), other government securities (11%) and other trading securities (1%).

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

Investment Results of General Account Investment Assets
The following table summarizes investment results by asset category for the periods indicated.

	Three Months Ended June 30,
	2018		2017
	Yield	Amount	Yield	Amount
	(Dollars in millions)
Fixed Maturities:
Investment grade
Income (loss)	3.83%	$414	4.22%	$429
Ending assets		42,866		41,322
Below investment grade
Income	6.02%	20	6.46%	26
Ending assets		1,288		1,562
Mortgages:
Income (loss)	4.29%	122	4.51%	113
Ending assets		11,808		10,408
Real Estate Held for Production of Income
Interest expense and other	(0.61)%	(1)	—%	—
Ending liabilities		53		56
Other Equity Investments:
Income (loss)	6.46%	21	12.18%	38
Ending assets		1,311		1,281
Policy Loans:
Income	5.72%	54	5.85%	56
Ending assets		3,739		3,919
Cash and Short-term Investments:
Income	0.66%	8	0.23%	3
Ending assets		5,763		6,522
Repurchase and Funding agreements:
Interest expense and other		(8)		(3)
Ending assets (liabilities)		(4,343)		(4,416)
Total Invested Assets:
Income	4.09%	630	4.56%	662
Ending assets		62,485		60,654
Trading Securities:
Income	(0.88)%	(28)	0.42%	10
Ending assets		13,352		10,702
Total:
Investment Income	3.24%	602	3.97%	672
Less: investment fees	(0.09)%	(16)	(0.09)%	(18)
Investment Income, Net	3.15%	$586	3.88%	$654
Ending Net Assets		$75,837		$71,356

	Six Months Ended June 30,				Year Ended December 31, 2017
	2018		2017
	Yield	Amount	Yield	Amount
	(Dollars in millions)
Fixed Maturities(1):
Investment grade
Income (loss)	3.74%	$810	3.95%	$803	$1,515
Ending assets		42,866		41,322	44,384
Below investment grade
Income (loss)	6.32%	42	6.90%	56	113
Ending assets		1,288		1,562	1,367
Mortgages:
Income (loss)	4.18%	238	4.54%	229	454
Ending assets		11,808		10,408	10,952
Real Estate Held for Production of Income:
Interest expense and other	(3.00)%	(5)	(5.56)%	(1)	2
Ending assets (liabilities)		53		56	390
Other Equity Investments(2):
Income (loss)	9.56%	62	12.68%	79	169
Ending assets		1,311		1,281	1,289
Policy Loans:
Income (loss)	5.70%	108	5.79%	111	221
Ending assets		3,739		3,919	3,819
Cash and Short-term Investments:
Income (loss)	0.68%	16	0.36%	9	32
Ending assets		5,763		6,522	4,539
Repurchase and Funding agreements:
Interest expense and other		(17)		(8)	(21)
Ending (liabilities)		(4,343)		(4,416)	(4,382)
Total Invested Assets:
Income (loss)	4.06%	1,254	4.40%	1,278	2,485
Ending assets		62,485		60,654	62,358
Trading Securities:
Income (loss)	(0.89)%	(57)	2.66%	129	231
Ending assets		13,352		10,702	12,050
Total:
Investment Income (loss)	3.21%	1,197	4.15%	1,407	2,716
Less: investment fees	(0.09)%	(34)	(0.11)%	(36)	(68)
Investment Income, Net	3.12%	$1,163	4.04%	$1,371	$2,648
Ending Net Assets		$75,837		$71,356	$74,408

(1)	Fixed Maturities Investment Grade and Below Investment Grade are based on Moody’s Equivalent ratings.

(2)	Includes, as of June 30, 2018 and December 31, 2017, respectively, $170 million, and $25 million of other invested assets.

Fixed Maturities
The fixed maturity portfolio consists largely of investment grade corporate debt securities and includes significant amounts of U.S. government and agency obligations. The limited below investment grade securities in the GAIA portfolio consist of “fallen angels” originally purchased as investment grade, as well as short duration public high yield securities and loans to middle market companies. At June 30, 2018 and December 31, 2017, respectively, 81.2% and 81.1% of the fixed maturity portfolio was publicly traded.
Fixed Maturities by Industry
The following table sets forth these fixed maturities by industry category as of the dates indicated along with their associated gross unrealized gains and losses.

Fixed Maturities by Industry(1)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total (%)
	(in millions)
At June 30, 2018:
Corporate Securities:
Finance	$5,837	$90	$112	$5,815	13%
Manufacturing	8,621	123	218	8,526	19%
Utilities	4,180	94	118	4,156	9%
Services	3,774	60	93	3,741	9%
Energy	2,078	50	47	2,081	5%
Retail and wholesale	1,607	14	36	1,585	4%
Transportation	1,154	31	44	1,141	3%
Other	136	4	1	139	—%
Total corporate securities	27,387	466	669	27,184	62%
U.S. government and agency	14,542	360	516	14,386	33%
Residential mortgage-backed(2)	246	11	1	256	1%
Preferred stock	477	32	3	506	1%
State & municipal	421	50	1	470	1%
Foreign governments	449	20	12	457	1%
Asset-backed securities	632	2	5	629	1%
Total	$44,154	$941	$1,207	$43,888	100%
At December 31, 2017
Corporate Securities:
Finance	$5,824	$200	$7	$6,017	13%
Manufacturing	7,546	289	15	7,820	17%
Utilities	4,032	210	13	4,229	9%
Services	3,307	130	15	3,422	7%
Energy	1,980	101	9	2,072	4%
Retail and wholesale	1,404	36	3	1,437	3%
Transportation	957	58	3	1,012	2%
Other	128	7	—	135	—%
Total corporate securities	25,178	1,031	65	26,144	55%
U.S. government and agency	17,744	1,000	251	18,493	39%
Residential mortgage-backed(2)	797	22	1	818	2%
Preferred stock	470	43	1	512	1%
State & municipal	422	67	—	489	1%
Foreign governments	395	29	5	419	1%
Asset-backed securities	745	5	1	749	1%
Total	$45,751	$2,197	$324	$47,624	100%

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

(2)	Includes publicly traded agency pass-through securities and collateralized obligations.

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
The amortized cost of the General Accounts’ public and private below investment grade fixed maturities totaled $1.0 billion, or 2.3% of the total fixed maturities at June 30, 2018 and $1.1 billion, or 2.5%, of the total fixed maturities at December 31, 2017. Gross unrealized losses on public and private fixed maturities increased from $324 million in 2017 to $1.2 billion in the first six months of 2018. Below investment grade fixed maturities represented 1.8% and 5.6% of the gross unrealized losses at June 30, 2018 and December 31, 2017, respectively.

Public Fixed Maturities Credit Quality.
The following table sets forth the General Account’s public fixed maturities portfolio by NAIC rating at the dates indicated.
Public Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

		(in millions)
At June 30, 2018:
1	Aaa, Aa, A	$26,389	$608	$810	$26,187
2	Baa	9,140	226	225	9,141
	Investment grade	35,529	834	1,035	35,328

3	Ba	216	1	2	215
4	B	121	—	5	116
5	C and lower	5	—	—	5
6	In or near default	3	1	1	3
	Below investment grade	345	2	8	339
Total Public Fixed Maturities		$35,874	$836	$1,043	$35,667

At December 31, 2017
1	Aaa, Aa, A	$29,137	$1,506	$274	$30,369
2	Baa	7,521	434	10	7,945
	Investment grade	36,658	1,940	284	38,314
3	Ba	304	5	6	303
4	B	119	—	1	118
5	C and lower	3	—	—	3
6	In or near default	9	—	—	9
	Below investment grade	435	5	7	433
Total Public Fixed Maturities		$37,093	$1,945	$291	$38,747

(1)
Includes, as of June 30, 2018 and December 31, 2017, respectively, one security with amortized cost of $1 million (fair value of $1 million) and two securities with amortized cost of $14 million (fair value of $14 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

Private Fixed Maturities Credit Quality.
The following table sets forth the General Account’s private fixed maturities portfolios by NAIC rating at the dates indicated.
Private Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
At June 30, 2018:
1	Aaa, Aa, A	$4,004	$55	$61	$3,998
2	Baa	3,603	47	89	3,561
	Investment grade	7,607	102	150	7,559
3	Ba	289	—	5	284
4	B	363	1	9	355
5	C and lower	20	—	—	20
6	In or near default	1	2	—	3
	Below investment grade	673	3	14	662
Total Private Fixed Maturities		$8,280	$105	$164	$8,221

At December 31, 2017:
1	Aaa, Aa, A	$4,356	$122	$12	$4,466
2	Baa	3,610	123	10	3,723
	Investment grade	7,966	245	22	8,189
3	Ba	358	2	4	356
4	B	315	2	7	310
5	C and lower	17	1	—	18
6	In or near default	2	2	—	4
	Below investment grade	692	7	11	688
Total Private Fixed Maturities		$8,658	$252	$33	$8,877

(1)
Includes, as of June 30, 2018 and December 31, 2017, respectively, 21 securities with amortized cost of $248 million (fair value, $244 million) and 24 securities with amortized cost of $541 million (fair value, $543 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

Corporate Fixed Maturities Credit Quality.
The following table sets forth the General Account’s public and private holdings of corporate fixed maturities by NAIC rating at the dates indicated.
Corporate Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
At June 30, 2018:
1	Aaa, Aa, A	$14,267	$222	$342	$14,147
2	Baa	12,111	239	306	12,044
	Investment grade	26,378	461	648	26,191

3	Ba	503	2	8	497
4	B	482	1	13	470
5	C and lower	22	—	—	22
6	In or near default	2	2	—	4
	Below investment grade	1,009	5	21	993
Total Corporate Fixed Maturities		$27,387	$466	$669	$27,184

At December 31, 2017:
1	Aaa, Aa, A	$13,517	$508	$29	$13,996
2	Baa	10,543	510	19	11,034
	Investment grade	24,060	1,018	48	25,030
3	Ba	660	7	9	658
4	B	432	3	8	427
5	C and lower	19	—	—	19
6	In or near default	7	3	—	10
	Below investment grade	1,118	13	17	1,114
Total Corporate Fixed Maturities		$25,178	$1,031	$65	$26,144

(1)
Includes, as of June 30, 2018 and December 31, 2017, respectively, 21 securities with amortized cost of $179 million (fair value, $179 million) and 25 securities with amortized cost of $484 million (fair value, $484 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

Asset-backed Securities
As of June 30, 2018, the amortized cost and fair value of asset backed securities held were $632 million and $629 million, respectively. As of December 31, 2017, the amortized cost and fair value of asset-backed securities held were $745 million and $749 million, respectively.

Commercial Mortgage-backed Securities
At June 30, 2018 and December 31, 2017 there were no General Account commercial mortgage-backed securities outstanding.
Mortgages
Investment Mix
As of June 30, 2018 and December 31, 2017, respectively, approximately 15.6% and 12.7%, respectively, of invested assets were in commercial and agricultural mortgage loans. The table below shows the composition of the commercial and agricultural mortgage loan portfolio, before the loss allowance, as of the dates indicated.

	June 30, 2018	December 31, 2017
	(in millions)
Commercial mortgage loans	$9,184	$8,386
Agricultural mortgage loans	2,631	2,574
Total mortgage loans	$11,815	$10,960
The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The tables below show the breakdown of the amortized cost of the General Account’s investments in mortgage loans by geographic region and property type as of the dates indicated.

Mortgage Loans by Region and Property Type

	June 30, 2018		December 31, 2017
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
By Region:
U.S. Regions:
Pacific	$3,333	28.1%	$3,264	29.8%
Middle Atlantic	3,182	26.9	2,958	27.0
South Atlantic	1,264	10.7	1,096	10.0
East North Central	928	7.9	917	8.4
Mountain	999	8.5	800	7.3
West North Central	795	6.7	778	7.1
West South Central	516	4.4	499	4.5
New England	624	5.3	460	4.2
East South Central	174	1.5	188	1.7
Total Mortgage Loans	$11,815	100.0%	$10,960	100.0%
By Property Type:
Office Buildings	$4,183	35.4%	$3,639	33.2%
Apartment Complexes	3,254	27.5	3,014	27.5
Agricultural properties	2,631	22.3	2,574	23.5
Retail stores	694	5.9	647	5.9
Hospitality	387	3.3	417	3.8
Industrial	324	2.7	326	3.0
Other	342	2.9	343	3.1
Total mortgage loans	$11,815	100.0%	$10,960	100.0%
As of June 30, 2018 and December 31, 2017, respectively, the General Account investments in commercial mortgage loans had a weighted average loan-to-value ratio of 59% and 59%, respectively, while the agricultural mortgage loans weighted average loan-to-value ratio was 46% and 46%, respectively.

The following tables provide information relating to the loan-to-value and debt service coverage ratios for commercial and agricultural mortgage loans as of June 30, 2018 and December 31, 2017, respectively. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.
Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
June 30, 2018

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(in millions)
0% - 50%	$1,066	$162	$596	$601	$316	$31	$2,772
50% - 70%	4,823	643	1,507	777	386	50	8,186
70% - 90%	217	110	144	332	27	—	830
90% plus	—	—	27	—	—	—	27
Total commercial and agricultural mortgage loans	$6,106	$915	$2,274	$1,710	$729	$81	$11,815

(1)	The debt service coverage ratio is calculated using actual results from property operations.

(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

December 31, 2017

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(in millions)
0% - 50%	$1,031	$149	$595	$589	$316	$30	$2,710
50% - 70%	4,199	728	1,293	787	366	49	7,422
70% - 90%	169	110	196	276	50	—	801
90% plus	—	—	27	—	—	—	27
Total commercial and agricultural mortgage loans	$5,399	$987	$2,111	$1,652	$732	$79	$10,960

(1)	The debt service coverage ratio is calculated using actual results from property operations.

(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

The tables below show the breakdown of the commercial and agricultural mortgage loans by year of origination at June 30, 2018 and December 31, 2017, respectively.
Mortgage Loans by Year of Origination

	June 30, 2018
Year of Origination	Amortized Cost	% of Total
	(in millions)
2018	$922	7.8%
2017	2,059	17.4
2016	3,309	28.0
2015	1,538	13.0
2014	1,165	9.9
2013 and prior	2,822	23.9
Total mortgage loans	$11,815	100.0%

	December 31, 2017
Year of Origination	Amortized Cost	% of Total
	(in millions)
2017	$2,026	18.5%
2016	3,298	30.1
2015	1,551	14.2
2014	1,170	10.7
2013	1,485	13.5
2012 and prior	1,430	13.0
Total mortgage loans	$10,960	100.0%
At June 30, 2018 and December 31, 2017, respectively, $47 million and $49 million of mortgage loans were classified as problem loans while $0 million and $0 million were classified as potential problem loans.
Valuation allowances for the commercial mortgage loan portfolio were related to loan specific reserves. The following table sets forth the change in valuation allowances for the commercial mortgage loan portfolio as of the dates indicated. There were no valuation allowances for agricultural mortgages at June 30, 2018 and June 30, 2017.
Commercial Mortgage Loans

	2018	2017
Allowance for credit losses:	(in millions)
Beginning Balance, January 1	$8	$8
Charge-offs	—	—
Recoveries	(1)	—
Provision	—	—
Ending Balance, June 30	$7	$8
Ending Balance, June 30:
Individually Evaluated for Impairment	$7	$8

Other Equity Investments
At June 30, 2018 and December 31, 2017, private equity partnerships, hedge funds and real-estate related partnerships were 98.9% and 87.5%, respectively of total other equity investments. These interests, which represent 1.5% and 1.5%, respectively of GAIA, consist of a diversified portfolio of LBO mezzanine, venture capital and other alternative limited partnerships, diversified by sponsor, fund and vintage year. The portfolio is actively managed to control risk and generate investment returns over the long term. Portfolio returns are sensitive to overall market developments.
Other Equity Investments - Classifications

	June 30, 2018	December 31, 2017
	(in millions)
Common stock	$12	$158
Joint ventures and limited partnerships:
Private equity	977	927
Hedge funds	152	179
Total Other Equity Investments	$1,141	$1,264
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

Derivative Instruments by Category

	At June 30, 2018			Gains (Losses) Reported in Net Earnings (Loss) Six Months Ended June 30, 2018
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)
Freestanding derivatives
Equity contracts:(1)
Futures	$7,621	$—	$—	$(296)
Swaps	8,203	119	78	(16)
Options	22,954	3,676	1,540	240
Interest rate contracts:(1)
Floors	—	—	—	—
Swaps	27,938	569	251	(716)
Futures	21,315	—	—	104
Swaptions	—	—	—	—
Credit contracts:(1)
Credit default swaps	1,872	24	1	(2)
Other freestanding contracts:(1)
Foreign currency contracts	1,848	25	4	13
Margin		19	—
Collateral		—	2,607
Embedded derivatives:
GMIB reinsurance contracts(4)	—	1,636	—	—
GMxB derivative features liability(2,4)	—	—	3,657	—
SCS, SIO, MSO and IUL indexed features(3,4)	—	—	1,968	—
Total	$91,751	$6,068	$10,106	$(673)

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(3)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in the Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

(4)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).

Derivative Instruments by Category

	At December 31, 2017			Gains (Losses) Reported in Net Earnings (Loss) Six Months Ended June 30, 2017
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)
Freestanding derivatives
Equity contracts:(1)
Futures	$6,552	$—	$—	$(607)
Swaps	7,555	3	200	(671)
Options	22,223	3,456	1,457	504
Interest rate contracts:(1)
Floors	—	—	—	—
Swaps	26,725	603	192	586
Futures	20,675	—	—	83
Credit contracts:(1)
Credit default swaps	2,057	34	2	9
Other freestanding contracts:(1)
Foreign currency contracts	1,297	11	2	—
Margin	—	18	4	—
Collateral	—	4	2,123	—
Embedded derivatives:
GMIB reinsurance contracts(4)	—	1,894	—	367
GMxB derivative features liability(2,4)	—	—	4,358	862
SCS, SIO, MSO and IUL indexed features(3,4)	—	—	1,786	(299)
Total	$87,084	$6,023	$10,124	$834

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

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

The following table sets forth “Realized investment gains (losses), net,” for the periods indicated:
Realized Investment Gains (Losses), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Fixed maturities	$(19)	$(18)	$90	$(24)
Other equity investments	—	(1)	—	3
Other	—	1	—	1
Total	$(19)	$(18)	$90	$(20)

The following table further describes realized gains (losses), net for Fixed maturities for the periods indicated:
Fixed Maturities
Realized Investment Gains (Losses)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Gross realized investment gains:
Gross gains on sales and maturities	$17	$33	$178	$53
Other	—	—	—	—
Total gross realized investment gains	17	33	178	53
Gross realized investment losses:
Other-than-temporary impairments recognized in income (loss)	—	(14)	—	(14)
Gross losses on sales and maturities	(36)	(37)	(88)	(63)
Total gross realized investment losses	(36)	(51)	(88)	(77)
Total	$(19)	$(18)	$90	$(24)

Other-Than-Temporary Impairments Recorded in Earnings (Losses)
At June 30, 2018 and 2017, there were no General Account other-than-temporary impairments recorded in Income (Loss).

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
Sources and Uses of Liquidity and Capital Position of Holdings
As a holding company with no business operations of its own, Holdings primarily derives cash flows from dividends from its subsidiaries and distributions related to its economic interest in AB, more than half of which is currently held outside our insurance company subsidiaries. These principal sources of liquidity are augmented by cash and short-term investments held by Holdings and access to bank lines of credit and the capital markets. The main uses of liquidity for Holdings are interest payments and debt repayment, payment of dividends and other distributions to stockholders, which may include stock repurchases, and capital contributions, if needed, to our insurance subsidiaries. Our principal sources of liquidity and our capital position are described in the following paragraphs.
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
Applying the formulas under these standards, AXA Equitable Life could pay ordinary dividends of up to approximately $1.2 billion during 2018, and on July 26, 2018, made a cash dividend payment of $1.1 billion. However, in 2016, the NYDFS issued a circular letter to its regulated insurance companies stating that ordinary dividends which exceed an insurer’s positive unassigned funds (as reported on the insurer’s most recent annual statement) may fail one of the qualitative tests imposed by the Earned Surplus Standard. Given the circular letter, it is possible that the NYDFS could limit the amount of ordinary dividends declared by AXA Equitable Life under the Earned Surplus Standard to the amount of AXA Equitable Life’s positive unassigned funds. As of December 31, 2017, AXA Equitable Life’s unassigned funds reported on its statutory financial statements was approximately $1.9 billion.
In the second quarter of 2017, AXA Equitable Life agreed with the NYDFS that until it (i) filed a plan with respect to the management of our variable annuity business ceded to AXA RE Arizona with the NYDFS and (ii) fully implement that plan (the “DFS Conditions”), it would pay ordinary dividends only under the Earned Surplus Standard. The completion of the unwind of the reinsurance provided to AXA Equitable Life by AXA RE Arizona for certain variable annuities with GMxB features (the “GMxB Unwind”), which occurred on April 12, 2018, satisfied the DFS Conditions, and, going forward, satisfaction of either the Earned Surplus Standard or Alternative Standard will determine AXA Equitable Life’s ability to pay ordinary dividends. Our other insurance subsidiaries that reside outside of New York are subject to legal restrictions on dividends similar to those described above under New York law, though the specifics of such rules vary from state to state. In 2018, we do not expect any significant dividends from other insurance subsidiaries.

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
Following the AB Reorganization Transactions, Holdings and its non-insurance company subsidiaries now hold 93.1 million AB Units and 2.3 million AB Holding Units, while 77.0 million AB Units, 1.4 million AB Holding Units and the 1% General Partnership interest in AB are now held by AXA Equitable Life and MLOA, two of our insurance company subsidiaries. Because AXA Equitable Life and MLOA are subject to regulatory restrictions on dividends, distributions they receive from AB may not be distributable to Holdings.
As of June 30, 2018, the ownership structure of ABLP, including AB Units outstanding as well as the general partner’s 1% interest, was as follows:

Holdings and its subsidiaries	63.3%
AB Holding	35.9
Unaffiliated holders	0.8
100.0%
Including both the general partnership and limited partnership interests in AB Holding and ABLP, Holdings and its subsidiaries had an approximate 64.7% economic interest in AB as of June 30, 2018.
Capital Position
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
We have historically operated with a capital structure that reflected our status as a wholly owned subsidiary of AXA, including relying on financing provided or guaranteed by AXA and its affiliates. To meet our target capitalization following the IPO, we have taken certain significant actions that have impacted our liquidity and capital position and that align our capital structure more closely with other U.S. public companies. These actions include:

•
issued debt securities to third party investors: (i) $800 million aggregate principal amount of 3.900% Senior Notes due 2023, (ii) $1.5 billion aggregate principal amount of 4.350% Senior Notes due 2028 and (iii) $1.5 billion aggregate principal amount of 5.000% Senior Notes due 2048, to replace intercompany financing that was provided or guaranteed by AXA and its affiliates, among other things;

•
arranged additional contingent financing facilities, including (i) letter of credit facilities with an aggregate principal amount of $1.9 billion, primarily to be used to support our life insurance business reinsured to EQ AZ Life Re following the GMxB Unwind, (ii) a five-year senior unsecured revolving credit facility for an amount of approximately $2.5 billion, and (iii) a three-year senior unsecured term loan facility of up to $500 million;

•	borrowed $300 million under the three-year term loan agreement, and the remaining $200 million capacity was terminated;

•	terminated outstanding balance issued under AXA Financial’s commercial paper program;

•	(i) received a capital contribution of $318 million and (ii) a $622 million loan from AXA, which was set off against AXA’s payment obligation to Holdings with respect to the sale of AXA CS shares;

•	increased the statutory capital and reserves of our retirement and protection businesses by approximately $2.3 billion in 2017;

•
sold AXA Equitable Life’s interest in two real estate joint ventures to AXA France for a total purchase price of $143 million, which resulted in the elimination of $203 million of long-term debt on Holdings’ consolidated balance sheet for the first quarter of 2018 and a corresponding reduction of our debt-to-capital ratio; and

•	implemented the Reorganization Transactions (as defined in the Prospectus) which included the direct or indirect acquisition of an additional 19.2% economic interest in AB and the GMxB Unwind.
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
Share Repurchase Program
On August 10, 2018, our Board of Directors authorized a share repurchase program. Under the program, we may purchase up to $500 million of our common stock beginning August 16, 2018 and expiring on March 31, 2019 (unless extended). The repurchase program does not obligate us to purchase any shares. Subject to market conditions, Holdings may, from time to time, purchase shares of its common stock through various means, including open market transactions, privately negotiated transactions (including share repurchases from AXA), forward, derivative, accelerated repurchase, or automatic repurchase transactions, or tender offers. The Board of Directors may terminate, increase or decrease the share repurchase program at any time.
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
FHLB Membership
AXA Equitable Life is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides AXA Equitable Life with access to collateralized borrowings and other FHLBNY products. At June 30, 2018, we had $500 million of outstanding short-term funding agreements and $3.0 billion of long-term outstanding funding agreements issued to the FHLBNY and had posted $4.5 billion securities as collateral for funding agreements. In addition, AXA Equitable Life implemented a hedge to lock in the funding agreements borrowing rate, and $13 million of hedge impact was reported as funding agreement carrying value. MLOA also became a member of the Federal Home Loan Bank of San Francisco in February 2018.
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
The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of June 30, 2018, AB was in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.
As of June 30, 2018 and December 31, 2017, AB and SCB LLC had no amounts outstanding under the AB Credit Facility. During the first six months of 2018 and the full year 2017, AB and SCB LLC did not draw upon the AB Credit Facility.
AB has a $200 million, unsecured 364-day senior revolving credit facility (the “AB Revolver”) with a leading international bank and the other lending institutions that may be party thereto, which matures on November 28, 2018. The AB Revolver is available for AB’s and SCB LLC’s business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC’s operations. Both AB and SCB LLC can draw directly under the AB Revolver and management expects to draw on the AB Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the AB Revolver. The AB Revolver contains affirmative, negative and financial covenants that are identical to those of the AB Credit Facility. As of June 30, 2018, AB had no amounts outstanding under the AB Revolver. As of December 31, 2017, AB had $75 million outstanding under the AB Revolver. Average daily borrowing of the AB Revolver during the first six months of 2018 and full year 2017 were $18 million and $21 million, respectively, with weighted average interest rates of approximately 2.6% and 2.0%, respectively.
In addition, SCB LLC also has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of $175 million, with AB named as an additional borrower, while the other line has no stated limit. As of June 30, 2018 and December 31, 2017, SCB LLC had no bank loans outstanding. Average daily borrowings of bank loans during first six months of 2018 and full year 2017 were $3 million and $5 million, respectively with weighted average interest rates of approximately 1.5% and 1.4%, respectively.
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

	Six Months Ended June 30,
	2018	2017
	(in millions)
Cash and Cash Equivalents, beginning of period	$4,814	$5,654
Net cash provided by (used in) operating activities	(314)	666
Net cash provided by (used in) investing activities	1,807	(5,067)
Net cash provided by financing activities	532	4,923
Effect of exchange rates	(6)	11
Cash and Cash Equivalents, end of period	$6,833	$6,187
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Cash and cash equivalents of $6.8 billion at June 30, 2018 increased $0.6 billion from $6.2 billion at June 30, 2017.
Net cash used in operating activities was $0.3 billion in the first six months of 2018, $1.0 billion more usage than the $0.7 billion net cash provided by operating activities in the first six months of 2017. Cash flows from operating activities include such sources as premiums, investment management and advisory fees and investment income offset by such uses as life insurance benefit payments, policyholder dividends, compensation payments, other cash expenditures and tax payments.
Net cash provided by investing activities was $1.8 billion in the first six months of 2018; $6.9 billion less than the $5.1 billion net cash used in investing activities in the first six months of 2017. The decrease was primarily related to $2.0 billion higher net sale of investments, $2.2 billion change in short-term investments, $1.2 billion higher prepayment of loans to affiliates, and $1.2 billion lower cash outflows from cash settlement related to derivatives as compared to the first six months of 2017.
Cash flows provided by financing activities were $0.5 billion in the first six months of 2018; $4.3 billion lower than the $4.9 billion net cash provided by financing activities in the first six months of 2017. The decrease was primarily driven by $1 billion lower net deposits to policyholders’ account balances, $1.5 billion higher cash outflows due to net pledged collateral, and $1.3 billion higher cash outflow to purchase AB units. The $1.4 billion outflow of repayment of commercial paper and $2.9 billion outflow of repayment of loans from affiliates were largely funded by the $4.1 billion inflow from long-term debt issuance and $0.3 billion inflow from repurchase agreement increase.
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
Captive Reinsurance Companies
We use captive reinsurance companies to more effectively manage our reserves and capital on an economic basis and to enable the aggregation and transfer of risks. Our captive reinsurance companies assume business from affiliates only and are closed to new business. All of our captive reinsurance companies are wholly owned subsidiaries and are located in the United States. In addition to state insurance regulation, our captives are subject to internal policies governing their activities. We continue to analyze the use of our existing captive reinsurance structures, as well as additional third-party reinsurance arrangements. On April 12, 2018, we effected an unwind of one of our existing captive reinsurance structures as described below.
Unwind of Reinsurance of GMxB Business with a Captive Reinsurer
On April 12, 2018, we effected an unwind of our existing captive reinsurance structure between AXA Equitable Life , AXA RE Arizona, an indirectly wholly owned subsidiary of Holdings. Prior to the unwind AXA RE Arizona reinsured a 100% quota share of all liabilities for variable annuities with GMxB riders issued on or after January 1, 2006 and in-force on September 30, 2008 (the “GMxB Business”) and a 100% quota share of all liabilities for variable annuities with GMIB riders issued on or after May 1, 1999 through August 31, 2005 in excess of the liability assumed by two unaffiliated reinsurers, which are subject to certain maximum amounts or limitations on aggregate claims. AXA RE Arizona also reinsured a 90% quota share of level premium term insurance issued by AXA Equitable Life on or after March 1, 2003 through December 31, 2008 and lapse protection riders under certain series of universal life insurance policies issued by AXA Equitable Life on or after June 1, 2003 through June 30, 2007.
In connection with the GMxB Unwind, all of the business previously reinsured to AXA RE Arizona, with the exception of the GMxB Business, was novated on April 12, 2018 to EQ AZ Life Re, a newly formed captive insurance company organized under the laws of Arizona, an indirectly and wholly owned by Holdings. Following the novation of business to EQ AZ Life Re, AXA RE Arizona, holding only the GMxB Business, was merged with and into AXA Equitable Life. As a result of the merger, the reinsurance by AXA RE Arizona of the GMxB Business no longer in place. Following AXA RE Arizona’s merger with and into AXA Equitable Life, the GMxB Business is not subject to any new internal or third-party reinsurance arrangements, though in the future AXA Equitable Life may reinsure the GMxB Business with third parties.
Description of Certain Indebtedness
Historically, our insurance companies have relied on AXA for most of our financing, either through internal loans or guarantees. In connection with the IPO, we have put in place a stand-alone financing strategy at Holdings targeting an overall indebtedness level in line with our U.S. public company peers. AB historically has been self-reliant for its financing, and we expect AB will remain so in its financing activities going forward. As of June 30, 2018, our total short-term and long-term external debt on a consolidated basis was $4.9 billion.

The following table sets forth our total consolidated borrowings as of the dates indicated. Our financial strategy going forward will remain subject to market conditions and other factors.

	June 30, 2018				December 31, 2017
	Holdings and AXA Financial	AXA Equitable Life	AB	Consolidated	Holdings and AXA Financial	AXA Equitable Life(1)	AB	Consolidated
	(in millions)
Short-term and long-term debt
Commercial paper	$—	$—	$515	$515	$1,290	$—	$491	$1,781
AB Revolver	—	—	—	—	—	—	75	75
Long-term debt	4,407	—	—	4,407	349	203	—	552
Total short-term and long-term debt	4,407	—	515	4,922	1,639	203	566	2,408
Loans from affiliates
Loans from affiliates	—	—	—	—	3,622	—	—	3,622
Total borrowings	$4,407	$—	$515	$4,922	$5,261	$203	$566	$6,030

(1)
In March 2018, AXA Equitable Life sold its interest in two real estate joint ventures to AXA France for a total purchase price of approximately $143 million, which resulted in the elimination of the $203 million long-term debt shown in this column.

In February 2018, we entered into a $3.9 billion two-year senior unsecured delayed draw term loan agreement, a $500 million three-year senior unsecured delayed draw term loan agreement and a $2.5 billion five-year senior unsecured revolving credit facility (collectively, the “Credit Facilities”), which may provide significant support to our liquidity position when alternative sources of credit are limited. The Credit Facilities contain certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries and the dollar amount of secured indebtedness that may be incurred by the Company, which could restrict our operations and use of funds. Borrowings under the term loan agreements would be made only prior to the IPO. In April 2018, we terminated the two-year term loan agreement, and, in May 2018, we borrowed $300 million under the three-year term loan agreement and terminated the remaining $200 million capacity. In addition to the Credit Facilities, we entered into letter of credit facilities with an aggregate principal amount of approximately $1.9 billion, primarily to be used to support our life insurance business reinsured to EQ AZ Life Re following the GMxB Unwind. In April 2018, we also issued $3.8 billion in aggregate principal amount of notes (consisting of $800 million aggregate principal amount of 3.900% Senior Notes due 2023, $1.5 billion aggregate principal amount of 4.350% Senior Notes due 2028 and $1.5 billion aggregate principal amount of 5.000% Senior Notes due 2048) to third party investors.
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

	AM Best	S&P	Moody’s
Last review date	3/7/2018	3/6/2018	4/11/2018
Financial Strength Ratings:
AXA Equitable Life	A	A+	A2
MLOA	A	A+	A2

Credit Ratings:
Holdings	—	BBB+	Baa2
AXA Financial	bbb+	BBB+	Baa2
Last Review Date		11/29/2017	5/17/2017
AB	—	A	A2

SUPPLEMENTARY INFORMATION
We are involved in a number of ventures and transactions with AXA and certain of its affiliates. See Note 13 of the Notes to Consolidated Financial Statements included herein.

Contractual Obligations
Our consolidated contractual agreements include policyholder obligations, long-term debt, commercial paper, employee benefits, operating leases and various funding commitments. See “Supplementary Information – Contractual Obligations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Prospectus for additional information.
Off-Balance Sheet Arrangements
At June 30, 2018, the Company was not a party to any off-balance sheet transactions other than those guarantees and commitments described in Note 15 of the Notes to Consolidated Financial Statements included herein.

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
As previously reported, we identified two material weaknesses in the design and operation of our internal control over financial reporting. Our management has concluded that we do not (1) maintain effective controls to timely validate that actuarial models are properly configured to capture all relevant product features and to provide reasonable assurance, timely reviews of assumptions and data have occurred; and (2) maintain sufficient experienced personnel to prepare the Company’s consolidated financial statements and to verify that consolidating and adjusting journal entries were completely and accurately recorded to the appropriate accounts or segments. We are currently in the process of remediating these material weaknesses by taking steps to (i) validate all existing actuarial models and valuation systems as well as to improve controls and processes around our assumption and data process and (ii) strengthen the control function related to the financial closing process. Although we plan to complete these remediation processes as quickly as possible, we cannot at this time estimate when the remediations will be completed. See Item 4, Controls and Procedures.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The management of the Company, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2018. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.
As previously reported, the Company identified two material weaknesses in the design and operation of the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management, including the Company’s CEO and CFO, have concluded that we do not (i) maintain effective controls to timely validate actuarial models are properly configured to capture all relevant product features, provide reasonable assurance timely reviews of assumptions and data have occurred, and as a result errors were identified in future policyholders’ benefits and deferred policy acquisition costs balances; and (ii) maintain sufficient experienced personnel to prepare the Company’s consolidated financial statements and to verify consolidating and adjusting journal entries were completely and accurately recorded to the appropriate accounts or segments and, as a result, errors were identified in the consolidated financial statements, including in the presentation and disclosure between the operating and financing sections of the statements of cash flows. These material weaknesses resulted in misstatements in the Company’s previously issued annual and interim financial statements and resulted in (i) the revision of the interim financial statements for the six months ended June 30, 2017, nine months ended September 30, 2017, and the annual financial statements for the years ended December 31, 2017 and 2016,(ii) the restatement of the annual financial statements for the year ended December 31, 2016, the restatements of the interim financial statements for the nine months ended September 30, 2017 and for the six months ended June 30, 2017, the revision of the annual financial statements for the year ended December 31, 2015 and the revision of the interim financial statements for the nine months ended September 30, 2016 and for the six months ended June 30, 2016, and (iii) the restatement of the interim financial statements for the six months ended June 30, 2017 and the revision of the annual financial statements for the years ended December 31, 2016, 2015 and 2014 and the interim financial statements for the six months ended June 30, 2016. Until remedied, these material weaknesses could result in a misstatement of the Company’s consolidated financial statements or disclosures that would result in a material misstatement to the Company’s annual or interim financial statements that would not be prevented or detected.
Due to these material weaknesses, the Company’s management, including the Company’s CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2018.
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
Changes in Internal Control Over Financial Reporting
As described above, the Company continues to design and implement additional controls in connection with its remediation plan. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 for the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
Item 1.    Legal Proceedings
See Note 15 of Notes to Consolidated Financial Statements contained herein. Except as disclosed in Note 15 of Notes to Consolidated Financial Statements, there have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the Prospectus.

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

Item 4.    Mine Safety Disclosures
NONE.

Item 5.    Other Information
Iran Threat Reduction and Syria Human Rights Act
Holdings and its subsidiaries had no transactions or activities requiring disclosure under the Iran Threat Reduction and Syria Human Rights Act (“Iran Act”), nor were they involved in the AXA Group matters described immediately below.
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
AXA has informed us that AXA Konzern AG, an AXA insurance subsidiary organized under the laws of Germany, provides car, accident and health insurance to diplomats based at the Iranian embassy in Berlin, Germany. The total annual premium of these policies is approximately $139,700 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $24,600. These policies were underwritten by a broker who specializes in providing insurance coverage for diplomats.
AXA has informed us that AXA Belgium, an AXA insurance subsidiary organized under the laws of Belgium, insures three cars for Global Trading NV, who were designated on May 17, 2018 under (E.O.) 13224. The total annual premium of these policies is approximately $15,553 before tax and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $1,866.
In addition, AXA has informed us that AXA Insurance Ireland, an AXA insurance subsidiary, provides statutorily required car insurance under four separate policies to the Iranian embassy in Dublin, Ireland. AXA has informed us that compliance with the Declined Cases Agreement of the Irish Government prohibits the cancellation of these policies unless another insurer is willing to assume the coverage. The total annual premium for these policies is approximately $7,115 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $853.
Also, AXA has informed us that AXA Sigorta, a subsidiary of AXA organized under the laws of the Republic of Turkey, provides car insurance coverage for vehicle pools of the Iranian General Consulate and the Iranian Embassy in Istanbul, Turkey. Motor third party liability insurance coverage is compulsory in Turkey and cannot be canceled unilaterally. The total annual premium in respect of these policies is approximately $3,150 and the annual net profit, which is difficult to calculate with precision, is estimated to be $473.
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
Lastly, AXA has informed us that AXA Egypt, an AXA insurance subsidiary organized under the laws of Egypt, provides the Iranian state-owned Iran Development Bank two life insurance contracts, covering individuals who have loans with the bank. The total annual premium of these policies is approximately $19,839 and annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $2,000.
The aggregate annual premium for the above-referenced insurance policies is approximately $559,025, representing approximately 0.0006% of AXA’s 2017 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $85,792, representing approximately 0.001% of AXA’s 2017 aggregate net profit.

Item 6.    Exhibits

Number	Description and Method of Filing

4.1
Indenture, dated as of April 20, 2018, among AXA Equitable Holdings, Inc., as issuer, Wilmington Saving Fund Society, FSB, as trustee, and Citibank, N.A., as security registrar and paying agent (incorporated by reference to Exhibit 4.4 to the Form S-1).

4.2
First Supplemental Indenture, dated as of April 20, 2018, among AXA Equitable Holdings, Inc., as issuer, Wilmington Saving Fund Society, FSB, as trustee, and Citibank, N.A., as security registrar and paying agent (incorporated by reference to Exhibit 4.5 to the Form S-1).

4.3
Second Supplemental Indenture, dated as of April 20, 2018, among AXA Equitable Holdings, Inc., as issuer, Wilmington Saving Fund Society, FSB, as trustee, and Citibank, N.A., as security registrar and paying agent (incorporated by reference to Exhibit 4.6 to the Form S-1).

4.4
Third Supplemental Indenture, dated as of April 20, 2018, among AXA Equitable Holdings, Inc., as issuer, Wilmington Saving Fund Society, FSB, as trustee, and Citibank, N.A., as security registrar and paying agent (incorporated by reference to Exhibit 4.7 to the Form S-1).

10.1
Shareholder Agreement, dated as of May 4, 2018, between AXA S.A. and AXA Equitable Holdings, Inc. (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on June 20, 2018, File No. 001-38469).

10.2
Registration Rights Agreement, dated as of May 4, 2018, between AXA S.A. and AXA Equitable Holdings, Inc. (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on June 20, 2018, File No. 001-38469).

10.3
Transitional Services Agreement, dated as of May 4, 2018, between AXA S.A. and AXA Equitable Holdings, Inc. (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q filed on June 20, 2018, File No. 001-38469).

10.4
Trademark License Agreement, dated as of May 4, 2018, among AXA S.A., AXA Equitable Holdings, Inc. and AXA Financial, Inc. (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed on June 20, 2018, File No. 001-38469).

10.5†
Director Indemnification Agreement between AXA Equitable Holdings, Inc. and each of its directors. (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q filed on June 20, 2018, File No. 001-38469).

10.6	Waiver Letter Agreements with the lenders party to each of the agreements in Exhibits 10.22 to 10.32 to the Form S-1 (incorporated by reference to Exhibit 10.33 to the Form S-1).
10.7†	AXA Equitable Holdings, Inc. Short-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.56 to the Form S-1).
10.8†	AXA Equitable Holdings, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.57 to the Form S-1).
10.9†
Form of Transaction Incentive Award Agreement under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.21 of our Quarterly Report on Form 10-Q filed on June 20, 2018, File No. 001-38469).

10.10†
Form of Restricted Stock Unit Award Agreement under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q filed on June 20, 2018, File No. 001-38469).

10.11†
Form of Performance Share Award Agreement under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.23 of our Quarterly Report on Form 10-Q filed on June 20, 2018, File No. 001-38469).

10.12†	Form of Stock Option Award Agreement under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.24 of our Quarterly Report on Form 10-Q filed on June 20, 2018, File No. 001-38469).
10.13†	AXA Equitable Supplemental Severance Plan for Executives (incorporated by reference to Exhibit 10.25 of our Quarterly Report on Form 10-Q filed on June 20, 2018, File No. 001-38469).
31.1#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Number	Description and Method of Filing
32.2#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

____________________________________
# Filed herewith.
† Identifies each management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, AXA Equitable Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2018	AXA Equitable Holdings, Inc.

	By:	/s/ Anders Malmström
		Name:	Anders Malmström
		Title:	Senior Executive Vice President
and Chief Financial Officer

Date: August 13, 2018		/s/ Andrea Nitzan
		Name:	Andrea Nitzan
		Title:	Senior Vice President,
Chief Accounting Officer and Controller