Form 10-Q
period 2018-09-30
AXA Equitable Holdings, Inc.
filed 2018-11-13
CIK 1333986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an “emerging growth company”. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 13, 2018, 558,526,870 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

FORWARD-LOOKING STATEMENTS
Certain of the statements included or incorporated by reference in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “seeks,” “aims,” “plans,” “assumes,” “estimates,” “projects,” “should,” “would,” “could,” “may,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon AXA Equitable Holdings, Inc. (“Holdings”) and its consolidated subsidiaries. “We,” “us” and “our” refer to Holdings and its consolidated subsidiaries, unless the context refers only to Holdings as a corporate entity. There can be no assurance that future developments affecting Holdings will be those anticipated by management. Forward-looking statements include, without limitation, all matters that are not historical facts.
These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) conditions in the financial markets and economy, including equity market declines and volatility, interest rate fluctuations, impacts on our goodwill and changes in liquidity and access to and cost of capital; (ii) operational factors, including reliance on the payment of dividends to Holdings by its subsidiaries, indebtedness, elements of our business strategy not being effective in accomplishing our objectives, protection of confidential customer information or proprietary business information, information systems failing or being compromised and strong industry competition; (iii) credit, counterparties and investments, including counterparty default on derivative contracts, failure of financial institutions, defaults, errors or omissions by third parties and affiliates and gross unrealized losses on fixed maturity and equity securities; (iv) our reinsurance and hedging programs; (v) our products, structure and product distribution, including variable annuity guaranteed benefits features within certain of our products, complex regulation and administration of our products, variations in statutory capital requirements, financial strength and claims-paying ratings and key product distribution relationships; (vi) estimates, assumptions and valuations, including risk management policies and procedures, potential inadequacy of reserves, actual mortality, longevity and morbidity experience differing from pricing expectations or reserves, amortization of deferred acquisition costs and financial models; (vii) our Investment Management and Research segment, including fluctuations in assets under management, the industry-wide shift from actively-managed investment services to passive services and potential termination of investment advisory agreements; (viii) legal and regulatory risks, including federal and state legislation affecting financial institutions, insurance regulation and tax reform; (ix) risks related to our controlling stockholder, including conflicts of interest, waiver of corporate opportunities and costs associated with separation and rebranding; and (x) risks related to our common stock and offerings, including obligations related to being a public company, remediation of our material weaknesses and potential stock price declines due to future sales of shares by existing stockholders.
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

PART I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
	(in millions, except share amounts)
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost of $44,574 and $45,068)	$43,779	$46,941
Mortgage loans on real estate (net of valuation allowance of $7 and $8)	12,070	10,952
Real estate held for production of income(1)	54	390
Policy loans	3,739	3,819
Other equity investments(1)	1,387	1,392
Trading securities, at fair value	14,993	14,170
Other invested assets(1)	2,920	4,118
Total investments	78,942	81,782
Cash and cash equivalents(1)	4,777	4,814
Cash and securities segregated, at fair value	1,263	825
Broker-dealer related receivables	2,224	2,158
Deferred policy acquisition costs	6,736	5,919
Goodwill and other intangible assets, net	4,791	4,824
Amounts due from reinsurers	4,909	5,023
Loans to affiliates	—	1,230
GMIB reinsurance contract asset, at fair value	1,375	1,894
Current and deferred income taxes	321	84
Other assets(1)	3,124	2,510
Separate Accounts assets	125,989	124,552
Total Assets	$234,451	$235,615

LIABILITIES
Policyholders’ account balances	$50,066	$47,171
Future policy benefits and other policyholders liabilities	29,504	30,330
Broker-dealer related payables	491	783
Securities sold under agreements to repurchase	1,900	1,887
Customer related payables	2,781	2,229
Amounts due to reinsurers	1,415	1,436
Short-term and long-term debt(1)	4,806	2,408
Loans from affiliates	—	3,622
Other liabilities(1)	3,485	4,053
Separate Accounts liabilities	125,989	124,552
Total liabilities	$220,437	$218,471

AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS - CONTINUED

	September 30, 2018	December 31, 2017
	(Unaudited)
	(in millions, except share amounts)
Redeemable noncontrolling interest(1)	$143	$626
Commitments and contingent liabilities

EQUITY
Equity attributable to Holdings:
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 561,000,000 shares issued and 558,526,870 shares outstanding	$6	$6
Capital in excess of par value	2,025	1,298
Treasury stock, at cost, 2,473,130 shares	(56)	—
Retained earnings	12,031	12,225
Accumulated other comprehensive income (loss)	(1,595)	(108)
Total equity attributable to Holdings	12,411	13,421
Noncontrolling interest	1,460	3,097
Total equity	13,871	16,518
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$234,451	$235,615
_____________
(1)    See Note 2 for details of balances with variable interest entities.

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017 (as restated)
	(in millions, except earnings per share amounts)
REVENUES
Policy charges and fee income	$951	$953	$2,881	$2,810
Premiums	269	267	823	825
Net derivative gains (losses)	(2,006)	(316)	(2,288)	232
Net investment income (loss)	681	794	1,868	2,377
Investment gains (losses), net:
Total other-than-temporary impairment losses	(4)	(1)	(4)	(15)
Other investment gains (losses), net	(31)	(11)	49	(17)
Total investment gains (losses), net	(35)	(12)	45	(32)
Investment management and service fees	1,088	1,018	3,218	2,970
Other income	135	102	376	356
Total revenues	1,083	2,806	6,923	9,538
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	318	1,077	1,812	3,900
Interest credited to policyholders’ account balances	278	255	817	743
Compensation and benefits (includes $42, $41, $122 and $123 of deferred policy acquisition costs, respectively)	548	524	1,726	1,609
Commissions and distribution related payments (includes $138, $121, $390 and $391 of deferred policy acquisition costs, respectively)	425	388	1,254	1,183
Interest expense	65	42	171	115
Amortization of deferred policy acquisition costs (net of capitalization of $180, $162, $512 and $514 of deferred policy acquisition costs, respectively)	(363)	23	(338)	(150)
Other operating costs and expenses (includes $1, $2, $3 and $6 of deferred policy acquisition costs, respectively)	430	450	1,349	1,608
Total benefits and other deductions	1,701	2,759	6,791	9,008
Income (loss) from continuing operations, before income taxes	(618)	47	132	530
Income tax (expense) benefit	175	59	23	100
Net income (loss)	(443)	106	155	630
Less: net (income) loss attributable to the noncontrolling interest	(53)	(96)	(273)	(279)
Net income (loss) attributable to Holdings	$(496)	$10	$(118)	$351

EARNINGS PER SHARE
Earnings per share - Common stock:
Basic	$(0.89)	$0.02	$(0.21)	$0.63
Diluted	$(0.89)	$0.02	$(0.21)	$0.63
Weighted average common shares outstanding:
Basic	560.3	561.0	560.8	561.0
Diluted	560.3	561.0	560.8	561.0
See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017 (as restated)
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(443)	$106	$155	$630
Other comprehensive income (loss) net of income taxes:
Foreign currency translation adjustment	10	7	(4)	32
Change in unrealized gains (losses), net of reclassification adjustment	(362)	(33)	(1,670)	502
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	68	17	202	60
Total other comprehensive income (loss), net of income taxes	(284)	(9)	(1,472)	594
Comprehensive income (loss)	(727)	97	(1,317)	1,224
Less: Comprehensive (income) loss attributable to noncontrolling interest	(54)	(99)	(288)	(297)
Comprehensive income (loss) attributable to Holdings	$(781)	$(2)	$(1,605)	$927
See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017 (as restated)
	(in millions)
Equity attributable to Holdings:
Common stock, at par value, beginning and end of period	$6	$6

Capital in excess of par value, beginning of year	$1,298	$931
Capital contribution from parent	695	—
Purchase of AllianceBernstein Units from noncontrolling interest	17	—
Changes in capital in excess of par value	15	67
Capital in excess of par value, end of period	$2,025	$998

Treasury stock, beginning of year	$—	$—
Purchase of treasury stock	(57)	—
Issuance of treasury stock	1	—
Treasury stock, end of period	$(56)	$—

Retained earnings, beginning of year	$12,225	$11,391
Impact of adoption of revenue recognition standard ASC 606	13	—
Net income (loss) attributable to Holdings	(118)	351
Stockholder dividends	(88)	—
Issuance of treasury stock	(1)	—
Retained earnings, end of period	$12,031	$11,742

Accumulated other comprehensive income (loss), beginning of year	$(108)	$(921)
Other comprehensive income (loss)	(1,487)	576
Accumulated other comprehensive income (loss), end of period	$(1,595)	$(345)
Total Holdings' equity, end of period	$12,411	$12,401

Equity attributable to the Noncontrolling Interest
Noncontrolling interest, beginning of year	$3,097	$3,142
Impact of adoption of revenue recognition standard ASC 606	19	—
Repurchase of AB Holding units	(29)	(73)
Net earnings (loss) attributable to noncontrolling interest	251	237
Dividends paid to noncontrolling interest	(284)	(265)
Purchase of AB Units by Holdings	(1,521)	—
Other comprehensive income (loss) attributable to noncontrolling interest	15	18
Other changes in noncontrolling interest	(88)	(49)
Noncontrolling interest, end of period	$1,460	$3,010
Total Equity, End of Period	$13,871	$15,411
See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017 (as restated)
	(in millions)
Net income (loss)	$155	$630
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	817	743
Policy charges and fee income	(2,881)	(2,810)
(Income) loss related to derivative instruments	2,288	(232)
Investment (gains) losses, net	(45)	32
Realized and unrealized (gains) losses on trading securities	266	(269)
Non-cash Pension restructuring	105	27
Amortization of deferred cost of reinsurance asset	18	11
Amortization of deferred sales commission	17	25
Other depreciation and amortization	(57)	(121)
Changes in goodwill	—	370
Distribution from joint ventures and limited partnerships	63	94
Changes in:
Net broker-dealer and customer related receivables/payables	415	84
Reinsurance recoverable	92	115
Segregated cash and securities, net	(438)	157
Deferred policy acquisition costs	(338)	(150)
Future policy benefits	(620)	1,587
Current and deferred income taxes	249	498
Other, net	(139)	253
Net cash provided by (used in) operating activities	$(33)	$1,044
Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	$7,476	$4,495
Mortgage loans on real estate	375	696
Trading account securities	6,937	6,938
Other	335	172
Payment for the purchase/origination of:
Fixed maturities, available for sale	(7,513)	(4,901)
Mortgage loans on real estate	(1,485)	(1,535)
Trading account securities	(8,103)	(9,660)
Other	(166)	(207)
Purchase of business, net of cash acquired	—	(132)
Cash settlements related to derivative instruments	(609)	(1,722)
Decrease in loans to affiliates	1,230	—
Change in short-term investments	232	(512)
Investment in capitalized software, leasehold improvements and EDP equipment	(84)	(67)
Other, net	319	(133)
Net cash provided by (used in) investing activities	$(1,056)	$(6,568)

AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017 (as restated)
	(in millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$8,372	$6,135
Withdrawals	(4,170)	(2,765)
Transfer (to) from Separate Accounts	(335)	1,617
Change in short-term financings	(1,458)	125
Issuance of long-term debt	4,057	—
Repayment of loans from affiliates	(3,000)	(56)
Proceeds from loans from affiliates	—	109
Change in collateralized pledged assets	(31)	1,037
Change in collateralized pledged liabilities	36	815
Increase (decrease) in overdrafts payable	(39)	66
Cash contribution from parent	8	—
Shareholder dividend paid	(88)	—
Purchase of AB Units by Holdings	(1,330)	—
Purchase of treasury shares	(57)	—
Purchase of shares in consolidated subsidiaries	—	(24)
Repurchase of AB Holding units from noncontrolling interest	(29)	—
Redemption of noncontrolling interests of consolidated VIEs, net	(519)	(52)
Distribution to noncontrolling interests in consolidated subsidiaries	(284)	(265)
Increase (decrease) in securities sold under agreement to repurchase	13	(309)
Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	(83)	(134)
Other, net	(2)	—
Net cash provided by (used in) financing activities	$1,061	$6,299
Effect of exchange rate changes on cash and cash equivalents	(9)	17
Change in cash and cash equivalents	(37)	792
Cash and cash equivalents, beginning of year	4,814	5,654
Cash and cash equivalents, end of period	$4,777	$6,446

Non-cash transactions during the period
Capital contribution from Parent	$622	$—
(Settlement) issuance of long-term debt	$(202)	$202
Transfer of assets to reinsurer	$(604)	$—
Contribution of 0.5% minority interest in AXA Financial	$65	$—
Repayment of loans from affiliates	$(622)	$—

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)    ORGANIZATION
Business
AXA Equitable Holdings, Inc. (“Holdings” and, collectively with its consolidated subsidiaries, the “Company”) is the holding company for a diversified financial services organization. In May 2017, AXA S.A. (“AXA”), a French holding company for the AXA Group, a worldwide leader in life, property and casualty, and health insurance and asset management, announced its intention to pursue the sale of a minority stake in Holdings through an initial public offering (the “IPO”). On May 14, 2018, Holdings completed the IPO in which AXA sold 157,837,500 shares of Holdings common stock to the public. As of September 30, 2018, AXA owns approximately 72% of the outstanding common stock of Holdings.
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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In March 2018, AXA contributed the 0.5% minority interest in AXA Financial, Inc. (“AXA Financial”) to Holdings so that Holdings now owns 100% of AXA Financial. On October 1, 2018 AXA Financial merged with and into its direct parent, Holdings, with Holdings continuing as the surviving entity. See Note 20 for further information.
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
In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in Holdings’ prospectus for the year ended December 31, 2017 dated May 9, 2018 filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on May 11, 2018 (the “Prospectus”).
The terms “third quarter 2018” and “third quarter 2017” refer to the three months ended September 30, 2018 and 2017, respectively. The terms “first nine months of 2018” and “first nine months of 2017” refer to the nine months ended September 30, 2018 and 2017, respectively.

2)    SIGNIFICANT ACCOUNTING POLICIES
Adoption of New Accounting Pronouncements

Standard	Description	Effect on the Financial Statement or Other Significant Matters
ASU 2014-09 Revenue from Contracts with Customers (Topic 606)	This ASU contains new guidance that clarifies the principles for recognizing revenue arising from contracts with customers and develops a common revenue standard for U.S. GAAP and IFRS.
On January 1, 2018, the Company adopted the new revenue recognition guidance on a modified retrospective basis. Adoption did not change the amounts or timing of the Company’s revenue recognition for base investment management and advisory fees, distribution revenues, shareholder servicing revenues, and broker-dealer revenues. Some performance-based fees and carried-interest distributions that were recognized prior to adoption when no risk of reversal remained, in certain instances may now be recognized earlier if it is probable that significant reversal will not occur.

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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Standard	Description	Effect on the Financial Statement or Other Significant Matters
ASU 2016-01 Financial Instruments - Overall (Subtopic 825-10)
This ASU provides new guidance related to the recognition and measurement of financial assets and financial liabilities. The new guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. The FASB also clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on AFS debt securities. The new guidance requires equity investments in unconsolidated entities, except those accounted for under the equity method, to be measured at fair value through earnings, thereby eliminating the AFS classification for equity securities with readily determinable fair values for which changes in fair value currently are reported in AOCI.

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

ASU 2016-15 Statement of Cash Flows (Topic 230 )
This ASU provides new guidance to simplify elements of cash flow classification. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new guidance requires application of a retrospective transition method.
Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
ASU 2017-07 Compensation - Retirement Benefits (Topic 715)
This ASU provides new guidance on the presentation of net periodic pension and post-retirement benefit costs that requires retrospective disaggregation of the service cost component from the other components of net benefit costs on the income statement.

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

ASU 2017-09 Compensation - Stock Compensation (Topic 718)
This ASU provides clarity and reduces both 1) diversity in practice and 2) cost and complexity when applying guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award.
Adoption of this amendment on January 1, 2018 did not have a material impact on the Company’s consolidated financial statements.
Future Adoption of New Accounting Pronouncements

Standard	Description	Effective Date and Method of Adoption	Effect on the Financial Statement or Other Significant Matters
ASU 2018-14 Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)
This ASU improves the effectiveness of disclosures related to defined benefit plans in the notes to the financial statements. Amendments in ASU 2018-14 remove disclosures that are no longer considered cost beneficial, clarify the specific requirements of disclosures, and add new, relevant disclosure requirements.
Effective for fiscal years ending after December 15, 2020, for public business entities. Early adoption is permitted. Amendments should be applied on a retrospective basis to all periods presented.
Management currently is evaluating the impact of the guidance on the Company’s financial statement disclosures but has concluded that this guidance will not impact the Company’s consolidated financial position or results of operations.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Standard	Description	Effective Date and Method of Adoption	Effect on the Financial Statement or Other Significant Matters
ASU 2018-13 Fair Value Measurement (Topic 820)
This ASU improves the effectiveness of fair value disclosures in the notes to financial statements. Amendments in this ASU modify disclosure requirements in Topic 820, including the removal of certain disclosure requirements, modification of certain disclosures, and the addition of new requirements.

Effective for fiscal years beginning after December 15, 2019, for public business entities. Early adoption is permitted, with the option to early adopt amendments to remove or modify disclosures, with full adoption of additional requirements delayed until their effective date. Amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively. All other amendments should be applied retrospectively.

Management currently is evaluating the impact of the guidance on the Company’s financial statement disclosures but has concluded that this guidance will not impact the Company’s consolidated financial position or results of operations.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Standard	Description	Effective Date and Method of Adoption	Effect on the Financial Statement or Other Significant Matters
ASU 2018-12 Financial Services - Insurance (Topic 944)
This ASU provides targeted improvements to existing recognition, measurement, presentation, and disclosure requirements for long-duration contracts issued by an insurance entity. The ASU primarily impacts four key areas, including:
–
Measurement of the liability for future policy benefits for traditional and limited payment contracts.  The ASU requires companies to review, and if necessary update,  cash flow assumptions at least annually for non-participating traditional and limited-payment insurance contracts.  Interest rates used to discount the liability will need to be updated quarterly using an upper medium grade (low credit risk) fixed-income instrument yield.
–
Measurement of market risk benefits (“MRBs”).  MRBs, as defined under the ASU, will encompass certain GMxB features associated with variable annuity products and other general account annuities with other than nominal market risk.  The ASU requires MRBs to be measured at fair value with changes in value attributable to changes in instrument-specific credit risk recognized in OCI.
–
Amortization of deferred acquisition costs.  The ASU simplifies the amortization of deferred acquisition costs and other balances amortized in proportion to premiums, gross profits, or gross margins, requiring such balances to be amortized on a constant level basis over the expected term of the contracts.  Deferred costs will be required to be written off for unexpected contract terminations but will not be subject to impairment testing.
–
Expanded footnote disclosures.  The ASU requires additional disclosures including disaggregated rollforwards of beginning to ending balances of the liability for future policy benefits, policyholder account balances, MRBs, separate account liabilities and deferred acquisition costs.  Companies will also be required to disclose information about significant inputs, judgements, assumptions and methods used in measurement.

Effective date for public business entities for fiscal years and interim periods with those fiscal years, beginning after December 31, 2020.  Early adoption is permitted.
–
For the liability for future policyholder benefits for traditional and limited payment contracts, companies can elect one of two adoption methods.  Companies can either elect a modified retrospective transition method applied to contracts in force as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI or a full retrospective transition method using actual historical experience information as of contract inception.  The same adoption method must be used for deferred acquisition costs.
–
For MRBs, the ASU should be applied retrospectively as of the beginning of the earliest period presented.
–
For deferred acquisition costs, companies can elect one of two adoption methods.  Companies can either elect a modified retrospective transition method applied to contracts in force as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI or a full retrospective transition method using actual historical experience information as of contract inception. The same adoption method must be used for the liability for future policyholder benefits for traditional and limited payment contracts.

Management currently is evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements, however the adoption of the ASU is expected to have a significant impact on our consolidated financial condition, results of operations, cash flows and required disclosures, as well as processes and controls.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Standard	Description	Effective Date and Method of Adoption	Effect on the Financial Statement or Other Significant Matters
ASU 2018-07, Compensation - Stock Compensation (Topic 718)	This ASU contains new guidance that largely aligns the accounting for share-based payment awards issued to employees and non-employees.	Effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods, with early adoption permitted.
The Company has granted share-based payment awards only to employees as defined by accounting guidance and does not expect this guidance will have a material impact on its consolidated financial statements.

ASU 2018-02 Income Statement - Reporting Comprehensive Income
This ASU contains new guidance that permits, but does not require, entities to reclassify to retained earnings tax effects “stranded” in AOCI resulting from the change in federal tax rate enacted by the Tax Cuts and Jobs Act (the “Tax Reform Act”) on December 22, 2017. If elected, these stranded tax effects for all items must be reclassified in AOCI, including, but not limited to, AFS securities and employee benefits.

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
ASU 2017-12 Derivatives and Hedging (Topic 815)
The amendments in this ASU better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results.

Effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early application permitted. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption.
Management does not expect this guidance will have a material impact on the Company’s consolidated financial statements.
ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20)
This ASU requires certain premiums on callable debt securities to be amortized to the earliest call date and is intended to better align interest income recognition with the manner in which market participants price these instruments.
		Effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted and is to be applied on a modified retrospective basis.	Management does not expect this guidance will have a material impact on the Company’s consolidated financial statements.
ASU 2016-13 Financial Instruments - Credit Losses (Topic 326)
This ASU contains new guidance which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.

Effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, for public business entities. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. These amendments should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.
Management currently is evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Standard	Description	Effective Date and Method of Adoption	Effect on the Financial Statement or Other Significant Matters
ASU 2016-02 Leases (Topic 842)
This ASU contains revised guidance to lease accounting that will require lessees to recognize on the balance sheet a “right-of-use” asset and a lease liability for virtually all lease arrangements, including those embedded in other contracts. Lessor accounting will remain substantially unchanged from the current model but has been updated to align with certain changes made to the lessee model.

Effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for public business entities. Early application is permitted. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes optional practical expedients that entities may elect to apply.

The Company expects to adopt ASU 2016-02, as well as other related clarifications and interpretive guidance issued by the FASB, when it becomes effective on January 1, 2019. The Company identified its significant existing leases, which primarily include real estate leases for office space, that will be impacted by the new guidance. The Company expects to implement new accounting processes and internal controls to meet the requirements for financial reporting and disclosures of its leases. The Company expects these evaluation and implementation activities will continue throughout 2018 prior to the effective date of adoption on January 1, 2019. The Company plans to elect the optional modified retrospective transition method to apply the provisions of the new standard, which will result in a cumulative-effect adjustment to opening retained earnings in the period of adoption. Under this transition method, the Company would not recast prior financial statements.

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
Certain investment advisory contracts of AB, including those associated with hedge funds or other alternative investments, provide for a performance-based fee (including carried interest), in addition to a base advisory fee,

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

calculated either as a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. These performance-based fees are forms of variable consideration and, therefore, are excluded from the transaction price until it becomes probable there will not be significant reversal of the cumulative revenue recognized. At each reporting date, the Company evaluates constraining factors surrounding the variable consideration to determine the extent to which, if any, revenues associated with the performance-based fee can be recognized. Constraining factors impacting the amount of variable consideration included in the transaction price include contractual claw-back provisions, the length of time of the uncertainty, the number and range of possible amounts, the probability of significant fluctuations in the fund’s market value, and the level in which the fund’s value exceeds the contractual threshold required to earn such a fee and the materiality of the amount being evaluated. Prior to adoption of the new revenue recognition guidance on January 1, 2018, the Company recognized performance-based fees at the end of the applicable measurement period when no risk of reversal remained, and carried-interest distributions received as deferred revenues until no risk of reversal remained.
Sub-advisory and sub-administrative expenses associated with these services are calculated and recorded as the related services are performed in Other operating costs and expense in the consolidated statements of income (loss) as the Company is acting in a principal capacity in these transactions and, as such, reflects these revenues and expenses on a gross basis.
Research services
Research services revenue principally consists of brokerage transaction charges received by Sanford C. Bernstein & Co. LLC (“SCB LLC”), Sanford C. Bernstein Limited (“SCBL”) and AB’s other sell side subsidiaries for providing equity research services to institutional clients. Brokerage commissions for trade execution services and related expenses are recorded on a trade-date basis when the performance obligations are satisfied. Generally, the transaction price is agreed upon at the point of each trade and based upon the number of shares traded or the value of the consideration traded. Research revenues are recognized when the transaction price is quantified, collectability is assured, and significant reversal of such revenue is not probable.
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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Contract assets and liabilities
The Company applies the practical expedient for contracts that have an original duration of one year or less. Accordingly, the Company accrues the incremental costs of obtaining a contract when incurred and does not consider the time value of money. At September 30, 2018, there are no material balances of contract assets and contract liabilities; as such, no further disclosures are necessary.
Accounting and Consolidation of Variable Interest Entities (“VIEs”)
At September 30, 2018, the Company held approximately $1.2 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including hedge funds, private equity funds, and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheets as Other equity investments and to apply the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $166.1 billion, and the Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $1.2 billion at September 30, 2018. Except for approximately $783 million of unfunded commitments

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

at September 30, 2018, the Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
At September 30, 2018, the Company consolidated one real estate joint venture for which it was identified as primary beneficiary under the VIE model. The consolidated entity is jointly owned by AXA Equitable Life Insurance Company (“AXA Equitable Life”) and AXA France and holds an investment in a real estate venture. Included in the Company’s consolidated balance sheet at September 30, 2018, are total assets of $37 million related to this VIE, primarily resulting from the consolidated presentation of $37 million of real estate held for production of income. In addition, real estate held for production of income reflects $17 million as related to two non-consolidated joint ventures at September 30, 2018.
Included in the Company’s consolidated balance sheet at September 30, 2018 are assets of $202 million, liabilities of $6 million and redeemable non-controlling interest of $80 million associated with the consolidation of AB-sponsored investment funds under the VIE model. Also included in the Company’s consolidated balance sheet at September 30, 2018 are assets of $121 million, liabilities of $3 million and redeemable non-controlling interest of $21 million from consolidation of AB-sponsored investment funds under the VOE model. The assets of these consolidated funds are presented within Other invested assets and cash and cash equivalents, and liabilities of these consolidated funds are presented with other liabilities on the face of the Company’s consolidated balance sheet at September 30, 2018; ownership interests not held by the Company relating to consolidated VIEs and VOEs are presented either as redeemable or non-redeemable noncontrolling interest, as appropriate.
As of September 30, 2018, the net assets of AB-sponsored investment products that are non-consolidated VIEs are approximately $58.2 billion, and the Company’s maximum risk of loss is its investment of $6 million in these VIEs and its advisory fee receivables from these VIEs, which are not material.
Assumption Updates and Model Changes
In 2018, the Company began conducting its annual review of our assumptions and models during the third quarter, consistent with industry practice. The annual review encompasses assumptions underlying the valuation of unearned revenue liabilities, embedded derivatives for our insurance business, liabilities for future policyholder benefits, DAC and deferred sales inducement assets. As a result of this review, some assumptions were updated, resulting in increases and decreases in the carrying values of these product liabilities and assets.
The net impact of assumption changes in the third quarter of 2018 decreased Policy charges and fee income by $24 million, decreased Policyholders’ benefits by $673 million, increased Net derivative losses by $1,095 million, and decreased the Amortization of DAC, net by $286 million. This resulted in a decrease in Income (loss) from operations, before income taxes of $160 million and decreased Net income (loss) by approximately $131 million.

Restatement and Revision of Prior Period Financial Statements
As described in the Prospectus, management identified errors in its previously issued financial statements. These errors primarily relate to errors in the calculation of policyholders’ benefit reserves for the Company’s life and annuity products and the calculation of DAC amortization for certain variable and interest sensitive life products. Based upon quantitative and qualitative factors, management determined that the impact of the errors was material to the consolidated financial statements as of and for the nine months ended September 30, 2017. Management included in the Prospectus summarized financial information for the restated consolidated balance sheets as of September 30, 2017 and the related consolidated statements of income (loss), statements of comprehensive income (loss), statements of equity and statements of cash flow for the nine months ended September 30, 2017 that reflect restatements related to these errors.
In addition, during the preparation of its third quarter financial statements, management identified errors in its previously issued financial statements. These errors primarily relate to the calculation of policyholders’ benefit reserves for the

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Company’s life and annuity products and the calculation of net derivative gains (losses) and DAC amortization for certain variable and interest sensitive life products. The impact of these additional errors identified in the current quarter were also corrected in the restated financial statements as of and for the nine months ended September 30, 2017.
Additionally, in order to improve the consistency and comparability of the financial statements, management has determined to revise the three and six months ended March 31, 2018 and June 30, 2018, respectively, and the three and six months ended March 31, 2017 and June 30, 2017, respectively and the year ended December 31, 2017.
See Note 19 for details of the restatements and revisions.

3)    INVESTMENTS
Fixed Maturities
The following tables provide information relating to fixed maturities classified as AFS. As a result of the adoption of the Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01) standard on January 1, 2018 (see Note 2), equity securities are no longer classified and accounted for as available-for-sale securities.
Available-for-Sale Securities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (3)
	(in millions)
September 30, 2018:
Fixed Maturities:
Corporate	$28,327	$416	$693	$28,050	$—
U.S. Treasury, government and agency	14,052	137	732	13,457	—
States and political subdivisions	417	43	1	459	—
Foreign governments	440	18	10	448	—
Residential mortgage-backed(1)	234	9	1	242	—
Asset-backed(2)	624	2	6	620	2
Redeemable preferred stock	480	31	8	503	—
Total at September 30, 2018	$44,574	$656	$1,451	$43,779	$2

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (3)
	(in millions)
December 31, 2017:
Fixed Maturities:
Corporate	$24,480	$1,031	$65	$25,446	$—
U.S. Treasury, government and agency	17,759	1,000	251	18,508	—
States and political subdivisions	422	67	—	489	—
Foreign governments	395	29	5	419	—
Residential mortgage-backed(1)	797	22	1	818	—
Asset-backed(2)	745	5	1	749	2
Redeemable preferred stock	470	43	1	512	—
Total Fixed Maturities	45,068	2,197	324	46,941	2
Equity securities	188	2	—	190	—
Total at December 31, 2017	$45,256	$2,199	$324	$47,131	$2
____________

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

(3)	Amounts represent OTTI losses in AOCI, which were not included in income (loss) in accordance with current accounting guidance.

The contractual maturities of AFS fixed maturities at September 30, 2018 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Available-for-Sale Fixed Maturities
Contractual Maturities at September 30, 2018

	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$2,182	$2,192
Due in years two through five	9,092	9,142
Due in years six through ten	15,022	14,680
Due after ten years	16,940	16,400
Subtotal	43,236	42,414
Residential mortgage-backed securities	234	242
Asset-backed securities	624	620
Redeemable preferred stock	480	503
Total	$44,574	$43,779

The following table shows proceeds from sales, gross gains (losses) from sales and OTTI for AFS fixed maturities during the three and nine months ended September 30, 2018 and 2017:

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Proceeds from sales	$1,030	$1,311	$6,054	$1,896
Gross gains on sales	$6	$4	$178	$40
Gross losses on sales	$(31)	$(10)	$(119)	$(41)

Total OTTI	$(4)	$(1)	$(4)	$(15)
Non-credit losses recognized in OCI	—	—	—	—
Credit losses recognized in net income (loss)	$(4)	$(1)	$(4)	$(15)

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts:

Fixed Maturities - Credit Loss Impairments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Balances, beginning of period	$(17)	$(144)	$(18)	$(239)
Previously recognized impairments on securities that matured, paid, prepaid or sold	—	31	1	140
Recognized impairments on securities impaired to fair value this period(1)	—	—	—	—
Impairments recognized this period on securities not previously impaired	(4)	—	(4)	(14)
Additional impairments this period on securities previously impaired	—	—	—	—
Increases due to passage of time on previously recorded credit losses	—	—	—	—
Accretion of previously recognized impairments due to increases in expected cash flows	—	—	—	—
Balances at September 30	$(21)	$(113)	$(21)	$(113)
____________

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the consolidated balance sheets as a component of AOCI. The table below presents these amounts as of the dates indicated:

	September 30, 2018	December 31, 2017
	(in millions)
AFS Securities:
Fixed maturities:
With OTTI loss	$1	$2
All other	(796)	1,871
Equity securities	—	2
Net Unrealized Gains (Losses)	$(795)	$1,875

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Changes in net unrealized investment gains (losses) recognized in AOCI include reclassification adjustments to reflect amounts realized in Net income (loss) for the current period that had been part of OCI in earlier periods. The tables that follow below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI, split between amounts related to fixed maturities on which an OTTI loss has been recognized and all other:

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, July 1, 2018	$2	$—	$1	$(1)	$2
Net investment gains (losses) arising during the period	(1)	—	—	—	(1)
Reclassification adjustment:
Included in Net income (loss)	—	—	—	—	—
Excluded from Net income (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	—	—	—	—
Deferred income taxes	—	—	—	1	1
Policyholders’ liabilities	—	—	(1)	—	(1)
Balance, September 30, 2018	$1	$—	$—	$—	$1
Balance, July 1, 2017	(17)	2	1	4	(10)
Net investment gains (losses) arising during the period	(8)	—	—	—	(8)
Reclassification adjustment:
Included in Net income (loss)	14	—	—	—	14
Excluded from Net income (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	—	—	—	—
Deferred income taxes	—	—	—	(1)	(1)
Policyholders’ liabilities	—	—	(1)	—	(1)
Balance, September 30, 2017	$(11)	$2	$—	$3	$(6)
____________

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in income (loss) for securities with no prior OTTI loss.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2018	$2	$—	$(1)	$—	$1
Net investment gains (losses) arising during the period	—	—	—	—	—
Reclassification adjustment:
Included in Net income (loss)	(1)	—	—	—	(1)
Excluded from Net income (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	—	—	—	—
Deferred income taxes	—	—	—	—	—
Policyholders’ liabilities	—	—	1	—	1
Balance, September 30, 2018	$1	$—	$—	$—	$1
Balance, January 1, 2017	$19	$1	$(10)	$(4)	$6
Net investment gains (losses) arising during the period	(10)	—	—	—	(10)
Reclassification adjustment:
Included in Net income (loss)	(20)	—	—	—	(20)
Excluded from Net income (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	1	—	—	1
Deferred income taxes	—	—	—	7	7
Policyholders’ liabilities	—	—	10	—	10
Balance, September 30, 2017	$(11)	$2	$—	$3	$(6)
____________

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in income (loss) for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) In AOCI

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, July 1, 2018	$(268)	$34	$(132)	$(52)	$(418)
Net investment gains (losses) arising during the period	(564)	—	—	—	(564)
Reclassification adjustment:
Included in Net income (loss)	36	—	—	—	36
Excluded from Net income (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	89	—	—	89
Deferred income taxes	—	—	—	104	104
Policyholders’ liabilities	—	—	(54)	—	(54)
Balance, September 30, 2018	$(796)	$123	$(186)	$52	$(807)

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, July 1, 2017	$1,432	$(140)	$(204)	$(381)	$707
Net investment gains (losses) arising during the period	4	—	—	—	4
Reclassification adjustment:
Included in Net income (loss)	11	—	—	—	11
Excluded from Net income (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(47)	—	—	(47)
Deferred income taxes	—	—	—	21	21
Policyholders’ liabilities			(28)	—	(28)
Balance, September 30, 2017	$1,447	$(187)	$(232)	$(360)	$668
____________

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in income (loss) for securities with no prior OTTI loss.

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2018	$1,871	$(358)	$(238)	$(397)	$878
Net investment gains (losses) arising during the period	(2,613)	—	—	—	(2,613)
Reclassification adjustment:
Included in Net income (loss)	(54)	—	—	—	(54)
Excluded from Net income (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	481	—	—	481
Deferred income taxes	—	—	—	449	449
Policyholders’ liabilities	—	—	52	—	52
Balance, September 30, 2018	$(796)	$123	$(186)	$52	$(807)
Balance, January 1, 2017	$529	$(45)	$(192)	$(102)	$190
Net investment gains (losses) arising during the period	854	—	—	—	854
Reclassification adjustment:
Included in Net income (loss)	64	—	—	—	64
Excluded from Net income (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(142)	—	—	(142)
Deferred income taxes	—	—	—	(258)	(258)
Policyholders’ liabilities	—	—	(40)	—	(40)
Balance, September 30, 2017	$1,447	$(187)	$(232)	$(360)	$668
____________

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in income (loss) for securities with no prior OTTI loss.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables disclose the fair values and gross unrealized losses of the 1,692 issues at September 30, 2018 and the 752 issues at December 31, 2017 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
September 30, 2018:
Fixed Maturities:
Corporate	$14,535	$539	$2,672	$154	$17,207	$693
U.S. Treasury, government and agency	4,449	180	3,822	552	8,271	732
States and political subdivisions	19	1	—	—	19	1
Foreign governments	68	2	73	8	141	10
Residential mortgage-backed	34	1	—	—	34	1
Asset-backed	120	5	6	1	126	6
Redeemable preferred stock	184	7	12	1	196	8
Total	$19,409	$735	$6,585	$716	$25,994	$1,451

December 31, 2017:
Fixed Maturities:
Corporate	$2,903	$23	$1,331	$42	$4,234	$65
U.S. Treasury, government and agency	2,718	6	4,506	245	7,224	251
States and political subdivisions	20	—	—	—	20	—
Foreign governments	11	—	73	5	84	5
Residential mortgage-backed	62	—	76	1	138	1
Asset-backed	15	1	12	—	27	1
Redeemable preferred stock	10	—	13	1	23	1
Total	$5,739	$30	$6,011	$294	$11,750	$324
The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.8% of total investments. The largest exposures to a single issuer of corporate securities held at September 30, 2018 and December 31, 2017 were $213 million and $207 million, respectively.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the National Association of Insurance Commissioners (“NAIC”) designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At September 30, 2018 and December 31, 2017, respectively, approximately $1,314 million and $1,372 million, or 2.9% and 3.0%, of the $44,574 million and $45,068 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had net unrealized gains and (losses) of $(11) million and $5 million at September 30, 2018 and December 31, 2017, respectively.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At September 30, 2018 and December 31, 2017, respectively, the $716 million and $294 million of gross unrealized losses of twelve months or more were concentrated in corporate and U.S. Treasury, government and agency securities. In accordance with the policy described in Note 2, the Company concluded that an adjustment to income for OTTI for these securities was not warranted at either September 30, 2018 or 2017. At September 30, 2018 and December 31, 2017, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
The Company does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business. At September 30, 2018, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $3 million.
For the three and nine months ended September 30, 2018 and 2017, investment income is shown net of investment expenses of $13 million, $51 million, $12 million and $41 million, respectively.
At September 30, 2018 and December 31, 2017, the fair values of the Company’s trading account securities were $14,993 million and $14,170 million, respectively. Also at September 30, 2018 and December 31, 2017, trading securities included the General Account’s investment in Separate Accounts had carrying values of $52 million and $50 million, respectively.
Net unrealized and realized gains (losses) on trading account equity securities are included in Net investment income (loss) in the Consolidated Statements of Income (Loss). The table below shows a breakdown of Net investment income from trading account securities during the three and nine months ended September 30, 2018 and 2017:
Net Investment Income (Loss) from Trading Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(35)	$42	$(255)	$231
Net investment gains (losses) recognized on securities sold during the period	6	11	(11)	38
Unrealized and realized gains (losses) on trading securities arising during the period	(29)	53	(266)	269
Interest and dividend income from trading securities	84	80	243	197
Net investment income (loss) from trading securities	$55	$133	$(23)	$466
Mortgage Loans
At September 30, 2018 and December 31, 2017, the carrying values of problem commercial mortgage loans on real estate that had been classified as nonaccrual loans were $19 million and $19 million, respectively.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Valuation Allowances for Mortgage Loans:
Allowance for credit losses for mortgage loans for the nine months ended September 30, 2018 and 2017 are as follows:

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Allowance for credit losses:
Beginning balance, January 1,	$8	$8
Charge-offs	—	—
Recoveries	(1)	—
Provision	—	—
Ending balance, September 30,	$7	$8

September 30, Individually Evaluated for Impairment	$7	$8

There were no allowances for credit losses for agricultural mortgage loans for the nine months ended September 30, 2018 and 2017.
The following tables provide information relating to the loan to value and debt service coverage ratios for commercial and agricultural mortgage loans at September 30, 2018 and December 31, 2017.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
September 30, 2018

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(in millions)
Commercial Mortgage Loans(1)
0% - 50%	$823	$21	$351	$24	$—	$—	$1,219
50% - 70%	4,739	649	1,192	603	151	—	7,334
70% - 90%	221	110	169	298	27	—	825
90% plus	—	—	27	—	—	—	27
Total Commercial Mortgage Loans	$5,783	$780	$1,739	$925	$178	$—	$9,405

Agricultural Mortgage Loans(1)
0% - 50%	$271	$142	$257	$555	$322	$33	$1,580
50% - 70%	127	53	231	378	235	49	1,073
70% - 90%	—	—	—	19	—	—	19
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$398	$195	$488	$952	$557	$82	$2,672

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(in millions)
Total Mortgage Loans(1)
0% - 50%	$1,094	$163	$608	$579	$322	$33	$2,799
50% - 70%	4,866	702	1,423	981	386	49	8,407
70% - 90%	221	110	169	317	27	—	844
90% plus	—	—	27	—	—	—	27
Total Mortgage Loans	$6,181	$975	$2,227	$1,877	$735	$82	$12,077
_______________

(1)	The debt service coverage ratio is calculated using the most recently reported operating income results from property operations divided by annual debt service.

(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
December 31, 2017

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(in millions)
Commercial Mortgage Loans(1)
0% - 50%	$759	$—	$320	$74	$—	$—	$1,153
50% - 70%	4,088	682	1,066	428	145	—	6,409
70% - 90%	169	110	196	272	50	—	797
90% plus	—	—	27	—	—	—	27
Total Commercial Mortgage Loans	$5,016	$792	$1,609	$774	$195	$—	$8,386

Agricultural Mortgage Loans(1)
0% - 50%	$272	$149	$275	$515	$316	$30	$1,557
50% - 70%	111	46	227	359	221	49	1,013
70% - 90%	—	—	—	4	—	—	4
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$383	$195	$502	$878	$537	$79	$2,574

Total Mortgage Loans(1)
0% - 50%	$1,031	$149	$595	$589	$316	$30	$2,710
50% - 70%	4,199	728	1,293	787	366	49	7,422
70% - 90%	169	110	196	276	50	—	801
90% plus	—	—	27	—	—	—	27
Total Mortgage Loans	$5,399	$987	$2,111	$1,652	$732	$79	$10,960
______________

(1)	The debt service coverage ratio is calculated using the most recently reported operating income results from property operations divided by annual debt service.

(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides information relating to the aging analysis of past due mortgage loans at September 30, 2018 and December 31, 2017, respectively.
Age Analysis of Past Due Mortgage Loan

	30-59 Days	60-89 Days	90 Days or More	Total	Current	Total Financing Receivables	Recorded Investment 90 Days or More and Accruing
				(in millions)
September 30, 2018
Commercial	$—	$—	$27	$27	$9,378	$9,405	$—
Agricultural	5	12	57	74	2,598	2,672	57
Total Mortgage Loans	$5	$12	$84	$101	$11,976	$12,077	$57
December 31, 2017
Commercial	$27	$—	$—	$27	$8,359	$8,386	$—
Agricultural	49	3	22	74	2,500	2,574	22
Total Mortgage Loans	$76	$3	$22	$101	$10,859	$10,960	$22

The following table provides information relating to impaired mortgage loans at September 30, 2018 and December 31, 2017, respectively.
Impaired Mortgage Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(1)	Interest Income Recognized
(in millions)
September 30, 2018:
With no related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$—	$—
Agricultural mortgage loans	—	—	—	—	—
Total	$—	$—	$—	$—	$—
With related allowance recorded:
Commercial mortgage loans - other	$27	$27	$(7)	$27	$—
Agricultural mortgage loans	—	—	—	—	—
Total	$27	$27	$(7)	$27	$—

December 31, 2017:
With no related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$—	$—
Agricultural mortgage loans	—	—	—	—	—
Total	$—	$—	$—	$—	$—
With related allowance recorded:
Commercial mortgage loans - other	$27	$27	$(8)	$27	$2
Agricultural mortgage loans	—	—	—	—	—
Total	$27	$27	$(8)	$27	$2
________________

(1)	Represents a three-quarter average of recorded amortized cost.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Types of Derivative Instruments and Derivative Strategies
The Company utilizes various derivative instruments and strategies to manage its risk. Commonly used derivative instruments include, but are not necessarily limited to, exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, bond and bond-index total return swaps, swaptions, variance swaps and equity options credit and foreign exchange derivatives as well as bond and repo transactions to support the hedging. The Company also uses foreign exchange derivatives to reduce exposure to currency fluctuations that may arise from non-U.S.-dollar denominated financial instruments. The Company had a currency swap contract with AXA to hedge foreign exchange exposure from affiliated loans, which matured in March 2018.
For detailed information on these derivative instruments and strategies, see Note 3 to the consolidated financial statements included in the Prospectus.
The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments.
Derivative Instruments by Category

	At September 30, 2018			Gains (Losses) Reported In Net Earnings (Loss) Nine Months Ended September 30, 2018
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(in millions)
Freestanding derivatives:
Equity contracts:(1,6)
Futures	$7,863	$1	$1	$(508)
Swaps	7,900	12	189	(455)
Options	24,723	4,187	1,632	701
Interest rate contracts:(1,6)
Swaps	25,761	330	653	(1,212)
Futures	17,498	—	—	45
Credit contracts:(1,6)
Credit default swaps	1,935	28	3	3
Other freestanding contracts:(1,6)
Foreign currency contracts	2,110	75	9	60
Margin	—	38	—	—
Collateral	—	65	2,189	—
Embedded derivatives:
GMIB reinsurance contracts(6)	—	1,375	—	(522)
GMxB derivative features liability(3,6)	—	—	4,294	452
SCS, SIO, MSO and IUL indexed features(5,6)	—	—	2,458	(850)
Net derivative investment gains (loss)				(2,288)
Cross currency swaps (2,4)	—	—	—	9
Total	$87,790	$6,111	$11,428	$(2,279)
____________

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Other assets or Other liabilities in the consolidated balance sheets.

(3)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(4)	Reported in Other income in the consolidated statements of income (loss).

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(5)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in the Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

(6)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).

	At December 31, 2017			Gains (Losses) Reported In Net Earnings (Loss) Nine Months Ended September 30, 2017
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(in millions)
Freestanding derivatives:
Equity contracts:(1,6)
Futures	$6,716	$1	$2	$(965)
Swaps	7,623	4	201	(996)
Options	22,223	3,456	1,457	873
Interest rate contracts:(1,6)
Swaps	26,769	604	193	661
Futures	20,675	—	—	100
Credit contracts:(1,6)
Credit default swaps	2,131	35	3	16
Other freestanding contracts:(1,6)
Foreign currency contracts	1,423	19	10	(40)
Margin	—	24	4	—
Collateral	—	4	2,123	—
Embedded derivatives:
GMIB reinsurance contracts(6)	—	1,894	—	286
GMxB derivative features liability(3,6)	—	—	4,451	1,210
SCS, SIO, MSO and IUL indexed features(5,6)	—	—	1,786	(913)
Net derivative investment gains (loss)				232
Cross currency swaps(2,4)	354	5	—	(39)
Total	$87,914	$6,046	$10,230	$193
____________

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Other assets or Other liabilities in the consolidated balance sheets.

(3)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(4)	Reported in Other income in the consolidated statements of income (loss).

(5)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in the Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

(6)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).

Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts at September 30, 2018 are exchange-traded and net settled daily in cash. At September 30, 2018, the Company had open exchange-traded futures positions on: (i) the S&P 500, Russell 2000, and Emerging Market indices, having initial margin requirements of $226 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $55 million and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200, and European, Australasia, and Far East (“EAFE”) indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $21 million.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Collateral Arrangements
The Company generally has executed a Credit Support Annex (“CSA”) under the International Swaps and Derivatives Association Master Agreement (“ISDA Master Agreement”) it maintains with each of its over-the-counter (“OTC”) derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. At September 30, 2018 and December 31, 2017, respectively, the Company held $2,189 million and $2,123 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in Other invested assets. The Company posted collateral of $65 million and $4 million at September 30, 2018 and December 31, 2017, respectively, in the normal operation of its collateral arrangements.
Securities Repurchase and Reverse Repurchase Transactions
Securities repurchase and reverse repurchase transactions are conducted by the Company under a standardized securities industry master agreement, amended to suit the requirements of each respective counterparty. The Company’s securities repurchase and reverse repurchase agreements are accounted for as secured borrowing or lending arrangements, respectively and are reported in the consolidated balance sheets on a gross basis. At September 30, 2018 and December 31, 2017, the balance outstanding under securities repurchase transactions was $1,900 million and $1,887 million, respectively. The Company utilized these repurchase and reverse repurchase agreements for asset liability and cash management purposes. For other instruments used for asset liability management purposes, see “Obligation under funding agreements” included in Note 15.
The following table presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments at September 30, 2018.
Offsetting of Financial Assets and Liabilities and Derivative Instruments
At September 30, 2018

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
	(in millions)
ASSETS(1)
Description
Derivatives:
Equity contracts	$4,200	$1,821	$2,379
Interest rate contracts	330	653	(323)
Credit contracts	28	3	25
Currency	75	9	66
Margin	38	—	38
Collateral	65	2,189	(2,124)
Total Derivatives, subject to an ISDA Master Agreement	$4,736	$4,675	$61
Other financial instruments	2,859	—	2,859
Other invested assets	$7,595	$4,675	$2,920

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
	(in millions)
LIABILITIES(2)
Description
Derivatives:
Equity contracts	$1,821	$1,821	$—
Interest rate contracts	653	653	—
Credit contracts	3	3	—
Currency	9	9	—
Margin	—	—	—
Collateral	2,189	2,189	—
Total Derivatives, subject to an ISDA Master Agreement	4,675	4,675	—
Other financial liabilities	3,485	—	3,485
Other liabilities	$8,160	$4,675	$3,485
Securities sold under agreement to repurchase(3)	$1,891	$—	$1,891
____________

(1)	Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.

(2)	Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.

(3)	Excludes expense of $9 million in securities sold under agreement to repurchase.

The following table presents information about the Company’s gross collateral amounts that are not offset in the consolidated balance sheets at September 30, 2018.
Collateral Amounts Not Offset in the Consolidated Balance Sheets
At September 30, 2018

	Net Amounts Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amounts
	(in millions)
Assets(1)
Total derivatives	$2,146	$—	$(2,085)	$61
Other financial instruments	2,859	—	—	2,859
Other invested assets	$5,005	$—	$(2,085)	$2,920
Liabilities:(2)
Securities sold under agreement to repurchase(3)(4)(5)	$1,891	$(1,891)	$—	$—
____________

(1)	Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.

(2)	Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.

(3)	Excludes expense of $9 million included in Securities sold under agreements to repurchase on the consolidated balance sheets.

(4)	U.S. Treasury and agency securities are included in Fixed maturities available for sale on the consolidated balance sheets.

(5)	Cash is reported in Cash and cash equivalents on the consolidated balance sheets.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents information about repurchase agreements accounted for as secured borrowings in the consolidated balance sheets at September 30, 2018.
Repurchase Agreement Accounted for as Secured Borrowings
At September 30, 2018

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30–90 days	Greater Than 90 days	Total
	(in millions)
Securities sold under agreement to repurchase(1)
U.S. Treasury and agency securities	$—	$1,891	$—	$—	$1,891
Total	$—	$1,891	$—	$—	$1,891
____________

(1)	Excludes expense accrual of $9 million included in securities sold under agreements to repurchase on the consolidated balance sheets.

The following table presents information about the Company’s offsetting financial assets and liabilities and derivative instruments at December 31, 2017.
Offsetting of Financial Assets and Liabilities and Derivative Instruments
At December 31, 2017

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
	(in millions)
ASSETS(1)
Description
Derivatives:
Equity contracts	$3,461	$1,660	$1,801
Interest rate contracts	604	193	411
Credit contracts	35	3	32
Currency	19	10	9
Collateral	4	2,123	(2,119)
Margin	24	4	20
Total Derivatives, subject to an ISDA Master Agreement	$4,147	$3,993	$154
Other financial instruments	3,964	—	3,964
Other invested assets	$8,111	$3,993	$4,118
Total Derivatives, not subject to an ISDA Master Agreement(4)	$5	$—	$5

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
	(in millions)
LIABILITIES(2)
Derivatives:
Equity contracts	$1,660	$1,660	$—
Interest rate contracts	193	193	—
Credit contracts	3	3	—
Currency	10	10	—
Collateral	2,123	2,123	—
Margin	4	4	—
Total Derivatives, subject to an ISDA Master Agreement	$3,993	$3,993	$—
Other financial liabilities	4,053	—	4,053
Other liabilities	$8,046	$3,993	$4,053
Securities sold under agreement to repurchase(3)	$1,882	$—	$1,882
________________

(1)	Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.

(2)	Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.

(3)	Excludes expense of $5 million included in Securities sold under agreements to repurchase on the consolidated balance sheets.

(4)	This amount is reflected in Other assets.

The following table presents information about the Company’s gross collateral amounts that are not offset in the consolidated balance sheets at December 31, 2017.
Collateral Amounts Not Offset in the Consolidated Balance Sheets
At December 31, 2017

	Net Amounts Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amounts
	(in millions)
Assets(1)
Total Derivatives	$2,253	$—	$(2,099)	$154
Other financial assets	3,964	—	—	3,964
Other invested assets	$6,217	$—	$(2,099)	$4,118
Liabilities:(2)
Other financial liabilities	$4,053	$—	$—	$4,053
Other liabilities	$4,053	$—	$—	$4,053

Securities sold under agreement to repurchase(3)(4)(5)	$1,882	$(1,988)	$(21)	$(127)
_________________

(1)	Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.

(2)	Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.

(3)	Excludes expense of $5 million in securities sold under agreement to repurchase.

(4)	U.S. Treasury and agency securities are in fixed maturities available for sale on consolidated balance sheets.

(5)	Cash is included in cash and cash equivalents on consolidated balance sheets.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents information about repurchase agreements accounted for as secured borrowings in the consolidated balance sheets at December 31, 2017.
Repurchase Agreement Accounted for as Secured Borrowings
At December 31, 2017

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30–90 days	Greater Than 90 days	Total
	(in millions)
Securities sold under agreement to repurchase(1)
U.S. Treasury and agency securities	$—	$1,882	$—	$—	$1,882
Total	$—	$1,882	$—	$—	$1,882
_______________

(1)	Excludes expense of $5 million in securities sold under agreements to repurchase on the consolidated balance sheets.

4)    CLOSED BLOCK
Summarized financial information for the Company’s Closed Block is as follows:

	September 30, 2018	December 31, 2017
	(in millions)
CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$6,788	$6,958
Policyholder dividend obligation	—	19
Other liabilities	48	271
Total Closed Block liabilities	6,836	7,248

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value (amortized cost of $3,681 and $3,923)	3,669	4,070
Mortgage loans on real estate	1,902	1,720
Policy loans	745	781
Cash and other invested assets	39	351
Other assets	187	182
Total assets designated to the Closed Block	6,542	7,104
Excess of Closed Block liabilities over assets designated to the Closed Block	294	144
Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of policyholder dividend obligation of $0 and $19	(2)	138
Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	$292	$282

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company’s Closed Block revenues and expenses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
REVENUES:
Premiums and other income	$44	$52	$144	$167
Net investment income (loss)	72	82	218	244
Net investment gains (losses)	—	(2)	1	(18)
Total revenues	116	132	363	393

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	123	132	372	416
Other operating costs and expenses	1	1	3	2
Total benefits and other deductions	124	133	375	418
Net revenues (loss) before income taxes	(8)	(1)	(12)	(25)
Income tax (expense) benefit	2	1	2	9
Net revenues (losses)	$(6)	$—	$(10)	$(16)
A reconciliation of the Company’s policyholder dividend obligation follows:

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Balances, beginning of year	$19	$52
Unrealized investment gains (losses), net of DAC	(19)	(5)
Balances, end of period	$—	$47

5)    INSURANCE LIABILITIES
Variable Annuity Contracts – GMDB, GMIB, GIB and GWBL and Other Features
The Company has certain variable annuity contracts with GMDB, GMIB, GIB and GWBL and other features in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•	Withdrawal: the withdrawal is guaranteed up to a maximum amount per year for life.
The following table summarizes the direct GMDB and GMIB without a no-lapse guarantee rider (“NLG”) feature liabilities, before reinsurance ceded, reflected in the consolidated balance sheets in Future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(in millions)
Balance at January 1, 2018	$4,059	$4,752	$8,811
Paid guarantee benefits	(291)	(108)	(399)
Other changes in reserve	755	(1,038)	(283)
Balance at September 30, 2018	$4,523	$3,606	$8,129

Balance at January 1, 2017	$3,164	$3,809	$6,973
Paid guarantee benefits	(272)	(102)	(374)
Other changes in reserve	1,070	747	1,817
Balance at September 30, 2017	$3,962	$4,454	$8,416
The following table summarizes the ceded GMDB liabilities, reflected in the consolidated balance sheets in Amounts due from reinsurers:

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Balance, beginning of year	$108	$85
Paid guarantee benefits	(13)	(11)
Other changes in reserve	14	30
Balance, end of period	$109	$104
The following table summarizes the assumed GMDB liabilities, reflected in the consolidated balance sheets in Future policy benefits and other policyholders’ liabilities:

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Balance, beginning of year	$95	$121
Paid guarantee benefits	(18)	(16)
Premiums	16	18
Other changes in reserve	(10)	(34)
Balance, end of Period	$83	$89
The GMIB reinsurance contract asset is considered to be an insurance derivative and is reported at fair value. The fair value of the GMIB reinsurance contract asset at September 30, 2018 and December 31, 2017 is $1,375 million and $1,894 million, respectively.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The September 30, 2018 values for direct variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:
Direct Variable Annuity Contract Values

	September 30, 2018
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars in millions)
GMDB:
Account values invested in:
General Account	$14,046	$102	$62	$188	$14,398
Separate Accounts	$47,293	$9,522	$3,418	$35,066	$95,299
Net amount at risk, gross	$162	$53	$1,892	$16,098	$18,205
Net amount at risk, net of amounts reinsured	$162	$50	$1,305	$16,098	$17,615
Average attained age of policyholders	51.6	66.8	73.4	68.8	55.5
Percentage of policyholders over age 70	9.9%	42.2%	64.9%	49.1%	18.7%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

GMIB:
Account values invested in:
General Account	N/A	N/A	$21	$273	$294
Separate Accounts	N/A	N/A	$21,549	$39,730	$61,279
Net amount at risk, gross	N/A	N/A	$753	$5,793	$6,546
Net amount at risk, net of amounts reinsured	N/A	N/A	$236	$5,272	$5,508
Average attained age of policyholders	N/A	N/A	70.5	69.1	69.2
Weighted average years remaining until annuitization	N/A	N/A	1.6	0.6	0.6
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The September 30, 2018 values for assumed variable annuity contracts in force on such date with GMDB and GMIB features are presented in the following table:
Assumed Variable Annuity Contract Values

	September 30, 2018
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars in millions)
GMDB:
Reinsured account values	$1,008	$5,763	$294	$1,847	$8,912
Net amount at risk assumed	$6	$270	$21	$265	$562
Average attained age of policyholders	67.0	71.9	76.8	75.1	72.2
Percentage of policyholders over age 70	42.0%	61.3%	77.5%	74.6%	62.4%
Range of contractually specified interest rates	N/A	N/A	3%-10%	5%-10%	3%-10%

GMIB:
Reinsured account values	$967	$50	$266	$1,314	$2,597
Net amount at risk assumed	$1	$—	$33	$183	$217
Average attained age of policyholders	71.3	73.8	71.4	68.5	70.0
Percentage of policyholders over age 70	62.2%	64.3%	57.4%	48.8%	55.0%
Range of contractually specified interest rates(1)	N/A	N/A	3.3%-6.5%	6%-6%	3.3%-6.5%
____________________

(1)	In general, for policies with the highest contractual interest rate shown (10%), the rate applied only for the first 10 years after issue, which have now elapsed.
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
Investment in Separate Account Investment Options

	September 30, 2018	December 31, 2017
	(in millions)
GMDB:
Equity	$42,675	$41,658
Fixed income	5,274	5,469
Balanced	46,504	46,577
Other	846	968
Total	$95,299	$94,672

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2018	December 31, 2017
	(in millions)
GMIB:
Equity	$19,512	$19,928
Fixed income	2,924	3,150
Balanced	38,540	38,890
Other	303	318
Total	$61,279	$62,286
Hedging Programs for GMDB, GMIB, GIB and Other Features
Beginning in 2003, the Company established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator series of variable annuity products. The program has also been extended to cover other guaranteed benefits as they have been made available. This program utilizes derivative contracts, such as exchange-traded equity, currency and interest rate futures contracts, total return and/or equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the capital markets. At the present time, this program hedges certain economic risks on products sold from 2001 forward, to the extent such risks are not externally reinsured. At September 30, 2018, the total account value and net amount at risk of the hedged variable annuity contracts were $69,997 million and $16,706 million, respectively, with the GMDB feature and $59,052 million and $6,602 million, respectively, with the GMIB and GIB feature. A hedge program is also used to manage certain capital markets risks associated with the products the Company has assumed that have GMDB and GMIB features. At September 30, 2018, the total account value and net amount at risk of the hedged assumed variable annuity contracts were $8,912 million and $562 million, respectively, with the GMDB feature and $2,597 million and $217 million, respectively, with the GMIB feature.
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
The following table summarizes the NLG liabilities reflected in the General Account in Future policy benefits and other policyholders’ liabilities:

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Direct Liability(1)
(in millions)
Balance at January 1, 2018	$709
Paid Guaranteed Benefits	(13)
Other changes in reserves	80
Balance at September 30, 2018	$776

Balance at January 1, 2017	$1,294
Other changes in reserves	107
Balance at September 30, 2017	$1,401
____________________
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
7)    SHORT-TERM AND LONG-TERM DEBT
Short-term and long-term debt outstanding as of September 30, 2018 and December 31, 2017 included:

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2018	December 31, 2017
	(in millions)
Short-term debt:
AB commercial paper (with interest rates of 2.2% and 1.6%)	$398	$491
AB revolving credit facility (with interest rate of 2.4%)	—	75
AXA Financial commercial paper (with interest rates of 0% and 1.6%)	—	1,290
Total short-term debt	398	1,856

Long-term debt:
Senior Notes (5.00%, due 2048)	1,480	—
Senior Notes (4.35%, due 2028)	1,486	—
Senior Notes (3.90%, due 2023)	793	—
Delayed Draw Term Loan (3 month LIBOR + 1.125%, due 2021)	300	—
AXA Financial Senior Debentures, 7.0%, due 2028	349	349
AXA Equitable non-recourse mortgage debt (with interest rates of 4.1%)	—	82
AXA Equitable non-recourse mortgage debt (with interest rates of 3.9%)	—	121
Total long-term debt	4,408	552
Total short-term and long-term debt	$4,806	$2,408
Short-term Debt
AB Commercial Paper
As of September 30, 2018 and December 31, 2017, AB had $398 million and $491 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 2.2% and 1.6%, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the nine months ended September 30, 2018 and the year ended December 31, 2017 were $372 million and $482 million, respectively, with weighted average interest rates of approximately 1.9% and 1.2%, respectively.
AXA Financial Commercial Paper
In June 2009, AXA Financial and AXA initiated a commercial paper program on a private placement basis under which AXA Financial or AXA may issue short-term unsecured notes in an aggregate amount not to exceed $2 billion outstanding at any time. At December 31, 2017, $1.3 billion was outstanding with an interest rate of 1.6%. Prior to June 12, 2018, the obligations of AXA Financial were guaranteed by AXA. Subsequent to June 12, 2018, there are no amounts outstanding under this commercial paper program. On October 1, 2018, AXA Financial merged with and into its direct parent, Holdings, with Holdings continuing as the surviving entity. See Note 20 for further discussion.
Long-term Debt
Holdings Senior Notes
On April 20, 2018, Holdings issued $800 million aggregate principal amount of 3.900% Senior Notes due 2023, $1.5 billion aggregate principal amount of 4.350% Senior Notes due 2028 and $1.5 billion aggregate principal amount of 5.000% Senior Notes due 2048 (together, the “Notes”). These amounts are recorded net of original issue discount and issuance costs.
Holdings Three-Year Delayed Draw Term Loan

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On May 4, 2018, Holdings borrowed $300 million under a $500 million three-year senior unsecured delayed draw term loan agreement and terminated the remaining $200 million capacity at the date of the IPO.
AXA Financial Senior Debentures
As of September 30, 2018 and December 31, 2017, AXA Financial had outstanding $349 million aggregate principal amount of 7.0% Senior Debentures due 2028 (the “Senior Debentures”). Through September 30, 2018, the Senior Debentures were the unsecured, senior indebtedness of AXA Financial. On October 1, 2018, AXA Financial merged with and into its direct parent, Holdings, with Holdings continuing as the surviving entity. As a result of the merger, Holdings assumed AXA Financial’s obligations under the Senior Debentures. See Note 20.
Credit Facilities
Holdings Two-Year Delayed Draw Term Loan
In February 2018, Holdings entered into a $3.9 billion two year senior unsecured delayed draw term loan agreement which was terminated in April 2018.
Holdings Revolving Credit Facility
In February 2018, Holdings entered into a $2.5 billion five-year senior unsecured revolving credit facility with a syndicate of banks. The revolving credit facility has a sub-limit of $1.5 billion for the issuance of letters of credit to support our life insurance business reinsured by EQ AZ Life Re following the GMxB Unwind and the third-party GMxB variable annuity business reinsured by CS Life RE Company (“CS Life RE”). In April 2018, the Company had $125 million and $800 million of undrawn letters of credit issued out of the $1.5 billion sub-limit for ACS Life and AXA Equitable Life, respectively, as beneficiaries.
Bilateral Letter of Credit Facilities
In February 2018, the Company entered into bilateral letter of credit facilities, each guaranteed by Holdings, with an aggregate principal amount of approximately $1.9 billion, with the following counterparties:

•	JP Morgan Chase Bank, N.A. ($150 million)

•	Citibank Europe PLC ($175 million)

•	Barclays Bank PLC ($150 million)

•	HSBC Bank USA, National Association ($150 million)

•	Credit Agricole Corporate and Investment Bank ($400 million)

•	Landesbank Hessen-Thuringen Girozentrale ($300 million)

•	Commerzbank AG, New York Branch ($325 million)

•	Natixis, New York Branch ($250 million)

These facilities support our life insurance business reinsured by EQ AZ Life Re following the GMxB Unwind. As of September 30, 2018, $1.9 billion of letters of credit were issued under these facilities, each of which matures on February 16, 2023.
AB Revolving Credit Facility
On September 27, 2018, AB amended and restated the existing $1.0 billion committed, unsecured senior revolving credit facility (the “AB Credit Facility”) with a group of commercial banks and other lenders, reducing the principal amount to $800 million and extending the maturity to September 27, 2023.
The credit facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $200 million. Any such increase is subject to the consent of the affected lenders. The AB Credit Facility is available

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

for AB and SCB LLC for business purposes, including the support of AB’s commercial paper program. Both AB and SCB LLC can draw directly under the AB Credit Facility and AB management expects to draw on the AB Credit Facility from time to time. AB has agreed to guarantee the obligations of SCB LLC under the AB Credit Facility.
The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of September 30, 2018, AB was in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.
As of September 30, 2018 and December 31, 2017, AB and SCB LLC had no amounts outstanding under the AB Credit Facility. During the first nine months of 2018 and the full year 2017, AB and SCB LLC did not draw upon the AB Credit Facility.
AB has a $200 million, unsecured 364-day senior revolving credit facility (the “Revolver”) with a leading international bank and the other lending institutions that may be party thereto, which matures on November 28, 2018. The Revolver is available for AB's and SCB LLC’s business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC’s operations. Both AB and SCB LLC can draw directly under the Revolver and management expects to draw on the Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Revolver. The Revolver contains affirmative, negative and financial covenants that are identical to those of AB’s $800 million committed, unsecured senior revolving credit facility. As of September 30, 2018, AB had no amounts outstanding under the Revolver. As of December 31, 2017, AB had $75 million outstanding under the Revolver with an interest rate of 2.4%. Average daily borrowing under the Revolver during the nine months ended September 30, 2018 and year ended December 31, 2017 were $17 million and $21 million, respectively, with weighted average interest rates of approximately 2.7% and 2.0%, respectively.
Termination of AXA Financial’s Participation in AXA Facilities
On the date of the IPO, AXA Financial terminated its participation in the following credit facilities guaranteed by AXA: (i) J.P. Morgan Chase Bank $250 million multi-currency revolving credit facility; (ii) Citibank $300 million multi-currency credit facility; (iii) Bank of America Merrill Lynch $300 million multi-currency revolving credit facility; and (iv) club deal unsecured revolving credit facility with a number of lending institutions for $1.3 billion.
Also, AXA Financial, AXA RE Arizona Company (“AXA RE Arizona”) and CS Life RE terminated their participation in an unsecured revolving credit facility guaranteed by AXA totaling €1.6 billion (or its equivalent in optional currencies) with a number of major European lending institutions.
On April 25, 2018, AXA Equitable Life (as successor to AXA RE Arizona) canceled its $1.5 billion revolving credit facility with AXA.
In the second quarter of 2018, AXA RE Arizona terminated its participation in the following credit facilities guaranteed by AXA: (i) $700 million letter of credit facility agreement with Commerzbank, (ii) $2.5 billion letter of credit facility agreement with Citibank Europe Plc and (iii) $200 million letter of credit facility agreement with JP Morgan Europe Limits.

8)    FAIR VALUE DISCLOSURES
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Assets and liabilities measured at fair value on a recurring basis are summarized below. At September 30, 2018 and December 31, 2017, no assets were required to be measured at fair value on a non-recurring basis. Fair value measurements are required on a non-recurring basis for certain assets, including goodwill and mortgage loans on real estate, only when an OTTI or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy. The Company recognizes transfers between valuation levels at the beginning of the reporting period.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value Measurements at September 30, 2018

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments
Fixed maturities, available-for-sale:
Corporate	$—	$26,908	$1,142	$28,050
U.S. Treasury, government and agency	—	13,457	—	13,457
States and political subdivisions	—	420	39	459
Foreign governments	—	448	—	448
Residential mortgage-backed(1)	—	242	—	242
Asset-backed(2)	—	83	537	620
Redeemable preferred stock	176	327	—	503
Total fixed maturities, available-for-sale	$176	$41,885	$1,718	$43,779
Other equity investments	$12	$—	$53	$65
Trading securities	537	14,420	36	14,993
Other invested assets:
Short-term investments	—	1,499	—	1,499
Assets of consolidated VIEs/VOEs	86	214	28	328
Swaps	—	(433)	—	(433)
Credit Default Swaps	—	25	—	25
Futures	—	—	—	—
Options	—	2,554	—	2,554
Total other invested assets	$86	$3,859	$28	$3,973
Cash equivalents	$3,849	$—	$—	$3,849
Segregated securities	—	1,263	—	1,263
GMIB reinsurance contract asset	—	—	1,375	1,375
Separate Accounts assets	122,634	2,720	367	125,721
Total Assets	$127,294	$64,147	$3,577	$195,018
Liabilities
Other invested liabilities
GMxB derivative features’ liability	$—	$—	$4,294	$4,294
SCS, SIO, MSO and IUL indexed features’ liability	—	2,458	—	2,458
Liabilities of consolidated VIEs/VOEs	1	3	—	4
Contingent payment arrangements	—	—	12	12
Total Liabilities	$1	$2,461	$4,306	$6,768
______________

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value Measurements at December 31, 2017

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments
Fixed maturities, available-for-sale:
Corporate	$—	$24,296	$1,150	$25,446
U.S. Treasury, government and agency	—	18,508	—	18,508
States and political subdivisions	—	449	40	489
Foreign governments	—	419	—	419
Residential mortgage-backed(1)	—	818	—	818
Asset-backed(2)	—	208	541	749
Redeemable preferred stock	184	327	1	512
Total fixed maturities, available-for-sale	$184	$45,025	$1,732	$46,941
Other equity investments	$13	$—	$34	$47
Trading securities	485	13,647	38	14,170
Other invested assets:
Short-term investments	—	1,730	—	1,730
Assets of consolidated VIEs/VOEs	1,060	215	27	1,302
Swaps	—	222	—	222
Credit Default Swaps	—	33	—	33
Futures	(2)	—	—	(2)
Foreign currency contract(3)	—	5	—	5
Options	—	1,999	—	1,999
Total other invested assets	$1,058	$4,204	$27	$5,289
Cash equivalents	3,608	—	—	3,608
Segregated securities	—	825	—	825
GMIB reinsurance contract asset	—	—	1,894	1,894
Separate Accounts’ assets	121,000	2,997	349	124,346
Total Assets	$126,348	$66,698	$4,074	$197,120
Liabilities
Other invested liabilities
GMxB derivative features’ liability	$—	$—	$4,451	$4,451
SCS, SIO, MSO and IUL indexed features’ liability	—	1,786	—	1,786
Liabilities of consolidated VIEs/VOEs	670	22	—	692
Contingent payment arrangements	—	—	15	15
Total Liabilities	$670	$1,808	$4,466	$6,944
_______________

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

(3)	Reported in Other assets in the consolidated balance sheets.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company’s corporate fixed maturities includes both public and private issues.
The fair values of the Company’s public fixed maturities are generally based on prices obtained from independent valuation service providers and for which the Company maintains a vendor hierarchy by asset type based on historical pricing experience and vendor expertise. Although each security generally is priced by multiple independent valuation service providers, the Company ultimately uses the price received from the independent valuation service provider highest in the vendor hierarchy based on the respective asset type, with limited exception. To validate reasonableness, prices also are internally reviewed by those with relevant expertise through comparison with directly observed recent market trades. Consistent with the fair value hierarchy, public fixed maturities validated in this manner generally are reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the security in a manner agreed as more consistent with current market observations, the security remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.
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
The net fair value of the Company’s freestanding derivative positions as disclosed in Note 3 are generally based on prices obtained either from independent valuation service providers or derived by applying market inputs from recognized vendors into industry standard pricing models. The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2. The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves, including overnight index swap (“OIS”) curves, and volatility factors, which then are applied to value the positions. The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the derivative instrument in a manner agreed as more consistent with current market observations, the position remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.
Investments classified as Level 1 primarily include redeemable preferred stock, trading securities, cash equivalents and Separate Account assets. Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts. Cash equivalents classified as Level 1 include money market accounts,

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.
Investments classified as Level 2 are measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as public and private fixed maturities. As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. Segregated securities classified as Level 2 are U.S. Treasury bills segregated by AB in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.
Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, issuer spreads, benchmark securities and other reference data. Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities. The Company’s AAA-rated mortgage- and asset-backed securities are classified as Level 2 for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.
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
The Company’s investments classified as Level 3 primarily include corporate debt securities, such as private fixed maturities. Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement. Included in the Level 3 classification are fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data. The Company applies various due diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security. In addition, asset-backed securities are classified as Level 3.
The Company also issues certain benefits on its variable annuity products that are accounted for as derivatives and are also considered Level 3. The GMIBNLG feature allows the policyholder to receive guaranteed minimum lifetime annuity payments based on predetermined annuity purchase rates applied to the contract’s benefit base if and when the contract account value is depleted and the NLG feature is activated. The GMWB feature allows the policyholder to withdraw at minimum, over the life of the contract, an amount based on the contract’s benefit base.  The GWBL feature allows the policyholder to withdraw, each year for the life of the contract, a specified annual percentage of an amount based on the contract’s benefit base.  The GMAB feature increases the contract account value at the end of a specified period to a GMAB base.  The GIB feature provides a lifetime annuity based on predetermined annuity purchase rates if and when the contract account value is depleted. This lifetime annuity is based on predetermined annuity purchase rates applied to a GIB base.
Level 3 also includes the GMIB reinsurance contract assets, which are accounted for as derivative contracts.  The GMIB reinsurance contract asset and liabilities’ fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while GMxB derivative features liability reflects

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $61 million and $8 million at September 30, 2018 and December 31, 2017, respectively, to recognize incremental counterparty non-performance risk and reduced the fair value of its GMIB reinsurance contract liabilities by $26 million and $24 million at September 30, 2018 and December 31, 2017, respectively, to recognize its own incremental non-performance risk.
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
The Company’s Level 3 liabilities include contingent payment arrangements associated with acquisitions in 2010, 2014 and 2016 by AB. At each reporting date, AB estimates the fair values of the contingent consideration expected to be paid based upon revenue and discount rate projections, using unobservable market data inputs, which are included in Level 3 of the valuation hierarchy. The Company’s Level 3 liabilities also include contingent payment arrangements associated with a Renewal Rights Agreement (the “Renewal Rights Agreement”) that transitions certain group employee benefits policies beginning January 1, 2017 from an insurer exiting such business to MONY Life Insurance Company of America (“MLOA”). The fair value of the contingent payments liability associated with this transaction is measured and adjusted each reporting period through final settlement using projected premiums from these policies, net of potential surrenders and terminations, and applying a risk-adjusted discount factor (6.4% at September 30, 2018) to the resulting cash flows.
The Company’s consolidated VIEs/VOEs hold investments that are classified as Level 3, primarily corporate bonds that are vendor priced with no ratings available, bank loans, non-agency collateralized mortgage obligations and asset-backed securities.
During the nine months ended September 30, 2018, AFS fixed maturities with fair values of $28 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $66 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.7% of total equity at September 30, 2018.
During the nine months ended September 30, 2017, $8 million of AFS fixed maturities were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $6 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.1% of total equity at September 30, 2017.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The tables below presents a reconciliation for all Level 3 assets and liabilities for the three and nine months ended September 30, 2018 and 2017, respectively:
Level 3 Instruments - Fair Value Measurements

	Corporate	State and Political Sub- divisions	Commercial Mortgage- backed	Asset- backed
	(in millions)
Balance, July 1, 2018	$1,160	$38	$—	$538
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	3	—	—	—
Investment gains (losses), net	(4)	—	—	—
Subtotal	(1)	—	—	—
Other comprehensive income (loss)	(1)	—	—	(1)
Purchases	37	—	—	—
Sales	(53)	—	—	—
Settlements	—	—	—	—
Transfers into Level 3(1)	—	1	—	—
Transfers out of Level 3(1)	—	—	—	—
Balance, September 30, 2018	$1,142	$39	$—	$537
Balance, July 1, 2017	$1,089	$42	$501	$513
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	2	—	—	—
Investment gains (losses), net	—	—	(49)	—
Subtotal	2	—	(49)	—
Other comprehensive income (loss)	7	—	28	(1)
Purchases	198	—	(196)	(1)
Sales	(121)	—	(25)	(1)
Transfers into Level 3(1)	(7)	—	—	—
Transfers out of Level 3(1)	—	—	(2)	—
Balance, September 30, 2017	$1,168	$42	$257	$510
______________

(1)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Corporate	State and Political Sub- divisions	Commercial Mortgage- backed	Asset- backed
	(in millions)
Balance, January 1, 2018	$1,150	$40	$—	$541
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	7	—	—	—
Investment gains (losses), net	(3)	—	—	—
Subtotal	4	—	—	—
Other comprehensive income (loss)	(15)	(1)	—	(2)
Purchases	237	—	—	—
Sales	(271)	(1)	—	(2)
Settlements	—	—	—	—
Transfers into Level 3(1)	65	1	—	—
Transfers out of Level 3(1)	(28)	—	—	—
Balance, September 30, 2018	$1,142	$39	$—	$537
Balance, January 1, 2017	$857	$42	$373	$120
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	6	—	1	—
Investment gains (losses), net	(1)	—	(68)	15
Subtotal	5	—	(67)	15
Other comprehensive income (loss)	—	—	47	(8)
Purchases	531	—	—	404
Sales	(226)	—	(94)	(20)
Transfers into Level 3(1)	6	—	—	—
Transfers out of Level 3(1)	(5)	—	(2)	(1)
Balance, September 30, 2017	$1,168	$42	$257	$510
______________

(1)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Redeemable Preferred Stock	Other Equity Investments(2)	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB derivative features liability	Contingent Payment Arrangement
	(in millions)
Balance, July 1, 2018	$—	$111	$1,636	$361	$(3,692)	$(13)
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	—	—	6	—	—
Net derivative gains (losses), excluding non-performance risk	—	—	(269)	—	(188)	—
Non-performance risk(5)	—	—	7		(323)	—
Subtotal	—	—	(262)	6	(511)	—
Other comprehensive income (loss)	—	(6)	—	—	—	—
Purchases(2)	—	14	12	1	(99)	—
Sales(3)	—	(1)	(11)	—	8	—
Settlements(4)	—	—	—	(1)	—	1
Activity related to consolidated VIEs	—	(1)	—	—	—	—
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—	—	—
Balance, September 30, 2018	$—	$117	$1,375	$367	$(4,294)	$(12)
Balance, July 1, 2017	$1	$61	$2,091	$334	(5,122)	$(24)
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	—	(8)	—	—	—	—
Investment gains (losses), net	—	—	—	4	—	—
Net derivative gains (losses), excluding non-performance risk	—	—	(78)	—	476	—
Non-performance risk(5)	—	—	(3)		(63)	—
Subtotal	—	(8)	(81)	4	413	—
Other comprehensive income (loss)	—	2	—	—	—	—
Purchases(2)	—	6	12	1	(105)	—
Sales(3)	—	(3)	(11)	—	6	—
Settlements(4)	—	—	—	(1)	—	5
Activity related to consolidated VIEs	—	—	—	—	—	—
Transfers into Level 3(1)	—	1	—	1	—	—
Transfers out of Level 3(1)	—	—	—	—	—	—
Balance, September 30, 2017	$1	$59	$2,011	$338	(4,807)	$(19)
______________

(1)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

(2)	For the GMIB reinsurance contract asset and the GMxB derivative features liability, represents attributed fee.

(3)	For the GMIB reinsurance contract asset, represents recoveries from reinsurers and for the GMxB derivative features liability, represents benefits paid.

(4)	For contingent payment arrangements, represents payments under the arrangement.

(5)	The Company’s non-performance risk is recorded through Net derivative gains (losses).

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Redeemable Preferred Stock	Other Equity Investments(2)	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability	Contingent Payment Arrangement
	(in millions)
Balance, January 1, 2018	$1	$99	$1,894	$349	$(4,451)	$(15)
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	(1)	—	19	—	—
Net derivative gains (losses), excluding non-performance risk	—	—	(524)	—	657	—
Non-performance risk(5)	—	—	2	—	(205)	—
Subtotal	—	(1)	(522)	19	452	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases(2)	—	24	34	4	(313)	—
Sales(3)	(1)	(3)	(31)	(1)	18	—
Settlements(4)	—	—	—	(4)	—	3
Activity related to consolidated VIEs	—	(3)	—	—	—	—
Transfers into Level 3(1)	—	6	—	—	—	—
Transfers out of Level 3(1)	—	(5)	—	—	—	—
Balance, September 30, 2018	$—	$117	$1,375	$367	$(4,294)	$(12)
Balance, January 1, 2017	$1	$48	$1,735	$313	$(5,731)	$(25)
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	(4)	—	22	—	—
Net derivative gains (losses), excluding non-performance risk	—	—	287	—	1,288	—
Non-performance risk(5)	—	—	(1)	—	(77)	—
Subtotal	—	(4)	286	22	1,211	—
Other comprehensive income (loss)	—	4	—	—	—	—
Purchases(2)	—	20	36	7	(303)	—
Sales(3)	—	(3)	(46)	(1)	16	—
Settlements(4)	—	—	—	(4)	—	6
Activity related to consolidated VIEs	—	(7)	—	—	—	—
Transfers into Level 3(1)	—	1	—	1	—	—
Transfers out of Level 3(1)	—	—	—	—	—	—
Balance, September 30, 2017	1	59	2,011	338	(4,807)	(19)
______________________

(1)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

(2)	For the GMIB reinsurance contract asset and the GMxB derivative features liability, represents attributed fee.

(3)	For the GMIB reinsurance contract asset, represents recoveries from reinsurers and for the GMxB derivative features liability, represents benefits paid.

(4)	For contingent payment arrangements, represents payments under the arrangement.

(5)	The Company’s non-performance risk is recorded through Net derivative gains (losses).

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The tables below details changes in unrealized gains (losses) for the nine months ended September 30, 2018 and 2017 by category for Level 3 assets and liabilities still held at September 30, 2018 and 2017, respectively.
Level 3 Instruments

	Income (Loss)
	Investment Gains (Losses), Net	Net Derivative Gains (losses)	OCI
	(in millions)
Level 3 Instruments
Nine Months Ended September 30, 2018
Held at September 30, 2018:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$(15)
State and political subdivisions	—	—	(1)
Subtotal	—	—	(16)
GMIB reinsurance contracts	—	(524)	—
Separate Accounts assets(1)	19	—	—
GMxB derivative features' liability	—	657	—
Total	$19	$134	$(16)
_________________

(1)	There is an investment expense that offsets this investment gain (loss).

	Income (Loss)
	Investment Gains (Losses), Net	Net Derivative Gains (losses)	OCI
	(in millions)
Level 3 Instruments
Nine Months Ended September 30, 2017
Held at September 30, 2017:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Commercial mortgage-backed	$—	$—	$24
State and political subdivisions	—	—	1
Asset-backed	—	—	2
Subtotal	—	—	27
GMIB reinsurance contracts	—	287	—
Separate Accounts assets(1)	22	—	—
GMxB derivative features liability	—	1,288	—
Total	$22	$1,575	$27
_________________

(1)	There is an investment expense that offsets this investment gain (loss).

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of September 30, 2018 and December 31, 2017, respectively.
Quantitative Information about Level 3 Fair Value Measurements at September 30, 2018

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$39	Matrix pricing model	Spread over the industry-specific benchmark yield curve	50 - 565 bps	194 bps
	755	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	4.2x - 37.3x 7.2% - 16.5% 9.0x - 17.7x	13.8x 11.1% 13.1x
Other equity investments	36	Discounted cash flow	Earnings Multiple Discounts factor Discount years	10.8x 10.0% 12	10.8x
Separate Accounts’ assets	345	Third party appraisal	Capitalization Rate Exit capitalization Rate Discount Rate	4.4% 5.6% 6.5%
	1	Discounted cash flow	Spread over U.S. Treasury curve Discount factor	228 bps 4.8%
GMIB reinsurance contract asset	1,375	Discounted cash flow	Lapse Rates Withdrawal Rates Utilization Rates Non-performance risk Volatility rates - Equity Mortality Rates(1): Ages 0-40 Ages 41-60 Ages 60-115	1.0% - 6.3% 0.0 - 8.0% 0.0% - 16.0% 0.5% - 1.3% 6.0% - 31.0% 0.01% - 0.18% 0.07% - 0.54% 0.42% - 42.0%
Liabilities:
GMIBNLG	4,163	Discounted cash flow	Lapse Rates Withdrawal Rates Utilization Rates Non-performance risk NLG Forfeiture Rates Long-term equity Volatility Mortality Rates(1): Ages 0-40 Ages 41-60 Ages 60-115	0.8% - 26.2% 0.0% - 12.4% 0.0% - 100.0% 0.0% - 1.4% 0.8% - 1.2% 20.0% 0.01% - 0.19% 0.06% - 0.53% 0.41% - 41.2%
Assumed GMIB Reinsurance Contracts	137	Discounted cash flow	Lapse Rates Withdrawal Rates (Age 0-85) Withdrawal Rates (Age 86+) Utilization Rates Non-performance risk Volatility rates - Equity	0.7% - 13.4% 0.1% - 22.7% 1.3% - 100.0% 0.0% - 27.3% 0.7% to 1.7% 10.0%-30.0%
GWBL/GMWB	77	Discounted cash flow	Lapse Rates Withdrawal Rates Utilization Rates Volatility rates - Equity	0.5% - 5.7% 0.0% - 7.0% 100% after delay 6.0% - 31.0%
GIB	(84)	Discounted cash flow	Lapse Rates Withdrawal Rates Utilization Rates Volatility rates - Equity	0.5% - 5.7% 0.0% - 8.0% 0.0% - 38.0% 6.0% - 31.0%
GMAB	1	Discounted cash flow	Lapse Rates Volatility rates - Equity	0.5% - 11.0% 6.0% - 31.0%

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Mortality rates vary by age and demographic characteristic such as gender. Mortality rate assumptions are based on a combination of company and industry experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuating the embedded derivatives.

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2017

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$53	Matrix pricing model	Spread over the industry-specific benchmark yield curve	0 bps-565 bps	125 bps
	789	Market comparable companies	EBITDA multiples Discount Rate Cash flow Multiples	5.3x - 27.9x 7.2% - 17.0% 9.0x - 17.7x	12.9x 11.1% 13.1x
Other equity investments	38	Discounted cash flow	Earnings Multiple Discounts factor Discount years	10.8x 10.0% 12
Separate Accounts’ assets	326	Third party appraisal	Capitalization Rate Exit capitalization Rate Discount Rate	4.6% 5.6% 6.6%
	1	Discounted cash flow	Spread over U.S. Treasury curve Discount factor	243 bps 4.409%
GMIB reinsurance contract asset	1,894	Discounted Cash flow	Lapse Rates Withdrawal Rates Utilization Rates Non-performance risk Volatility rates - Equity Mortality Rates(1): Ages 0-40 Ages 41-60 Ages 60-115	1.0% - 6.3% 0.0% - 8.0% 0.0% - 16.0% 5bps - 10bps 9.9% - 30.9% 0.01% - 0.18% 0.07% - 0.54% 0.42% - 42.0%

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Liabilities:
GMIBNLG	4,149	Discounted cash flow	Non-performance risk Lapse Rates Withdrawal Rates Utilization Rates NLG Forfeiture Rates Long-term Equity Volatility Mortality Rates(1): Ages 0-40 Ages 41-60 Ages 60-115	1.0% 0.8% - 26.2% 0.0% - 12.4% 0.0% - 16.0% 0.6% - 2.1% 20.0% 0.01% - 0.19% 0.06% - 0.53% 0.41% - 41.2%
Assumed GMIB Reinsurance Contracts	194	Discounted cash flow	Lapse Rates Withdrawal Rates (Age 0-85) Withdrawal Rates (Age 86+) Utilization Rates Non-performance Risk Volatility Rates - Equity	1.1% - 13.3% 0.7% - 22.2% 1.3% - 100% 0 - 30% 1.3% 9.9% - 30.9%
GWBL/GMWB	130	Discounted cash flow	Lapse Rates Withdrawal Rates Utilization Rates Volatility rates - Equity	0.9% - 5.7% 0.0% - 7.0% 100% after delay 9.9% - 30.9%
GIB	(27)	Discounted cash flow	Lapse Rates Withdrawal Rates Utilization Rates Volatility rates - Equity	0.9% - 5.7% 0.0% - 7.0% 0.0% - 16.0% 9.9% - 30.9%
GMAB	5	Discounted cash flow	Lapse Rates Volatility rates - Equity	0.5% - 11.0% 9.9% - 30.9%
(1) Mortality rates vary by age and demographic characteristic such as gender. Mortality rate assumptions are based on a combination of company and industry experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuating the embedded derivatives.

Excluded from the tables above at September 30, 2018 and December 31, 2017, respectively, are approximately $1,026 million and $973 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
The fair value of private placement securities is determined by application of a matrix pricing model or a market comparable company value technique. The significant unobservable input to the matrix pricing model valuation technique is the spread over the industry-specific benchmark yield curve. Generally, an increase or decrease in spreads would lead to directionally inverse movement in the fair value measurements of these securities. The significant unobservable input to the market comparable company valuation technique is the discount rate. Generally, a significant increase (decrease) in the discount rate would result in significantly lower (higher) fair value measurements of these securities.
Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above at September 30, 2018 and December 31, 2017, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. Included in the tables above at September 30, 2018 and December 31, 2017, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would result in significantly lower (higher) fair value measurements.
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
Separate Account assets classified as Level 3 in the table at September 30, 2018 and December 31, 2017, primarily consist of a private real estate fund and mortgage loans. A third party appraisal valuation technique is used to measure the fair value of the private real estate investment fund, including consideration of observable replacement cost and sales comparisons for the underlying commercial properties, as well as the results from applying a discounted cash flow approach. Significant increase (decrease) in isolation in the capitalization rate and exit capitalization rate assumptions used in the discounted cash flow approach to the appraisal value would result in a higher (lower) measure of fair value. With respect to the fair value measurement of mortgage loans a discounted cash flow approach is applied, a significant increase (decrease) in the assumed spread over U.S. Treasury securities would produce a lower (higher) fair value measurement. Changes in the discount rate or factor used in the valuation techniques to determine the fair values of these private equity investments and mortgage loans generally are not correlated to changes in the other significant unobservable inputs. Significant increase (decrease) in isolation in the discount rate or factor would result in significantly lower (higher) fair value measurements. These fair value measurements are determined using substantially the same valuation techniques as earlier described above for the Company’s General Account investments in these securities.
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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During 2017, AB made the final contingent consideration payment relating to its 2014 acquisition and recorded a change in estimate and wrote off the remaining contingent consideration payable relating to its 2010 acquisition. As of September 30, 2018 and December 31, 2017, one acquisition-related contingent consideration liability of $11 million remains relating to AB’s 2016 acquisition, which was valued using a revenue growth rate of 31.0% and a discount rate ranging from 1.4% to 2.3%.
The MLOA contingent payment arrangements associated with the Renewal Rights Agreement (with a fair value of $1 million as of September 30, 2018) is measured using projected premiums from these policies, net of potential surrenders and terminations, and applying a risk-adjusted discount factor (6.4% at September 30, 2018) to the resulting cash flows.
The carrying values and fair values at September 30, 2018 and December 31, 2017 for financial instruments not otherwise disclosed in Note 3 are presented in the table below. Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts, limited partnerships accounted for under the equity method and pension and other postretirement obligations.

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
September 30, 2018:
Mortgage loans on real estate	$12,070	$—	$—	$11,675	$11,675
Policyholders’ liabilities: Investment contracts	2,180	—	—	2,212	2,212
FHLBNY Funding Agreements	3,012	—	2,926	—	2,926
Short term and long-term debt	4,806	—	4,701	—	4,701
Policy loans	3,739	—	—	4,192	4,192
Separate Accounts liabilities	8,231	—	—	8,231	8,231
December 31, 2017:
Mortgage loans on real estate	$10,952	$—	$—	$10,912	$10,912
Loans to affiliates	1,230	—	1,230	—	1,230
Policyholders’ liabilities: Investment contracts	2,224	—	—	2,329	2,329
FHLBNY Funding Agreements	3,014	—	3,020	—	3,020
Short term and long-term debt	2,408	—	2,500	—	2,500
Loans from affiliates	3,622	—	3,622	—	3,622
Policy loans	3,819	—	—	4,754	4,754
Separate Accounts liabilities	7,537	—	—	7,537	7,537

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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

9)    REVENUE RECOGNITION
See “Revenue Recognition” in Note 2 for descriptions of revenues presented in the table below. The adoption of ASC 606 had no significant impact on revenue recognition during the first nine months of 2018, except for the recognition of $49 million of performance fees from two hedge funds in liquidation that is not probable of significant reversal, that under the previous revenue accounting standard would not be recognized until final liquidation.
The table below presents the revenues recognized during the three and nine months ended September 30, 2018 and 2017, disaggregated by category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Investment management, advisory and service fees:
Base fees	$734	$697	$2,178	$2,010
Performance-based fees	42	4	83	25
Research services	103	109	324	331
Distribution services	184	178	547	515
Other revenues:
Shareholder services	20	19	58	56
Other	5	5	16	13
Total investment management and service fees	$1,088	$1,012	$3,206	$2,950

Other income	$120	$105	$354	$309

10)    EMPLOYEE BENEFIT PLANS
AXA Financial and AXA Equitable Life Plans
AXA Equitable Life sponsors the AXA Equitable 401(k) Plan, a qualified defined contribution plan for eligible employees and financial professionals. The plan provides for both a company contribution and a discretionary profit-sharing contribution. Expenses associated with this 401(k) Plan were $6 million, $21 million, $6 million and $19 million in the three and nine months ended September 30, 2018 and 2017, respectively.
Through September 30, 2018, AXA Financial sponsored the MONY Life Retirement Income Security Plan for Employees and AXA Equitable Life sponsors the AXA Equitable Retirement Plan (the “AXA Equitable Life QP”), both of which are frozen qualified defined benefit plans covering eligible employees and financial professionals. On October 1, 2018, AXA Financial merged with and into its direct parent, Holdings, with Holdings continuing as the surviving entity. See Note 20 for further discussion.
On March 13, 2018, the Company signed a binding agreement with a third party insurer to purchase two single premium, non-participating group annuity contracts with the intent of settling certain retiree liabilities under the MONY Life Retirement Income Security Plan for Employees and the AXA Equitable Life QP.  Payment of the preliminary contribution amounts for the group annuity contracts was funded from plan assets on March 20, 2018, securing the third party insurer’s irrevocable assumption of certain benefits obligations and commitment to issue the group annuity contracts.  The annuity purchase transaction and consequent transfer of approximately $254 million of the plans’ obligations to retirees or 10% of the aggregate pension benefit obligations resulted in a partial settlement of the plans. Following remeasurement of the plans’ assets and obligations on March 20, 2018, as required in the event of an accounting settlement, the Company recognized a pre-tax settlement loss of approximately $100 million, largely attributable to recognition of a pro rata portion of the plans’ unamortized net actuarial losses accumulated in other comprehensive income.
In the third quarter of 2018, routine lump-sum distributions totaling $12 million made from the AXA Equitable Life QP and the MONY Life Retirement Income Security Plan for Employees resulted in the Company’s recognition of a pre-tax settlement loss of $4 million following remeasurement of the plans’ assets and obligations at September 30, 2018.
AB
AB maintains the Profit Sharing Plan for Employees of AB, a tax-qualified profit sharing plan for U.S. employees. Employer contributions under this plan are discretionary and generally are limited to the amount deductible for Federal income tax purposes.
AB also maintains a qualified, non-contributory, defined benefit retirement plan covering current and former employees who were employed by AB in the United States prior to October 2, 2000 (the “AB Plan”). In the nine months ended September 30, 2018, a $5 million cash contribution was made by AB to the AB Plan. Based on the funded status of the AB plan at September 30, 2018, no minimum contribution is required to be made in 2018 under the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended by the Pension Protection Act of 2006 (the “Pension Act”).

Components of certain benefit costs for the Company were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Net Periodic Pension Expense:
(Qualified and Non-qualified Plans)
Service cost	$2	$3	$6	$8
Interest cost	27	25	77	78
Expected return on assets	(39)	(43)	(123)	(130)
Net amortization	24	30	76	94
Partial settlement	5	—	106	—
Total	$19	$15	$142	$50

Net Postretirement Benefits Costs:
Service cost	$—	$—	$1	$1
Interest cost	4	4	12	12
Net amortization	3	2	7	5
Total	$7	$6	$20	$18

Net Postemployment Benefits Costs:
Service cost	$—	$—	$1	$1
Interest cost	—	—	—	—
Net amortization	—	(1)	—	(1)
Total	$—	$(1)	$1	$—

11)    SHARE-BASED COMPENSATION PROGRAMS
AXA and Holdings sponsor various share-based compensation plans for eligible employees, financial professionals and non-officer directors of the Company. AB also sponsors its own equity compensation plan for certain of its employees.
Compensation costs for the three and nine months ended September 30, 2018 and 2017 for share-based payment arrangements as further described herein are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Performance Shares(1)	$9.7	$8.9	$14.1	$42.9
Stock Options	0.9	0.4	1.4	1.2
Restricted Stock Unit Awards(2)	19.5	5.6	29.6	26.9
Other Compensation Plans(3)	0.9	2.0	2.4	2.4
Total Compensation Expenses	$31.0	$16.9	$47.5	$73.4
________________

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

Awards Linked to Holdings’ Common Stock
As described below, Holdings made various grants of equity awards linked to the value of Holdings’ common stock in the second quarter of 2018. For awards with graded vesting schedules and service-only vesting conditions, including Holdings restricted stock units (“Holdings RSUs”) and other forms of share-based payment awards, the Company applies a straight-line expense attribution policy for the recognition of compensation cost. Estimated and/or actual forfeitures with respect to the 2018 grants were considered immaterial in the recognition of compensation cost for the third quarter of 2018.
Holdings adopted the AXA Equitable Holdings, Inc. 2018 Omnibus Incentive Plan (the “Omnibus Plan”) on April 25, 2018. All grants discussed in this section were made under this Omnibus Plan with the exception of the Holdings RSUs granted to financial professionals. Also, all grants discussed in the section will be settled in shares of Holdings’ common stock except for the RSUs granted to financial professionals which will be settled in cash. As of September 30, 2018, the common stock reserved and available for issuance under the Omnibus Plan was 5.9 million shares.
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
Transaction Incentive Awards
On May 9, 2018, coincident with the IPO, Holdings granted one-time “Transaction Incentive Awards” to executive officers and certain other employees in the form of 0.7 million Holdings RSUs. Fifty percent of the Holdings RSUs will vest based on service over a two year period from the IPO date (the “Service Units”), and fifty percent will vest based on service and a market condition (the “Performance Units”). The market condition is based on share price growth of at least 130% or 150% within a two or five-year period, respectively. If the market condition is not achieved, 50% of the Performance Units may still vest based on five years of continued service and the remaining Performance Units will be forfeited. The $7.2 million aggregate grant-date fair value of the 0.4 million Service Units was measured at the $20 IPO price of a Holdings’ share and will be charged to compensation expense over the stated requisite service periods.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The grant-date fair value of half of the Performance Units, or 0.2 million Holdings RSUs, was also measured at the $20 IPO price for a Holdings’ share as employees are still able to vest in these awards even if the share price growth targets are not achieved. The resulting $3.6 million for these awards will be charged to compensation expense over the five-year requisite service period. The grant-date fair value of $16.47 was used to value the remaining half of the Performance Units that are subject to risk of forfeiture for non-achievement of the Holdings’ share price conditions. The grant date fair value was measured using a Monte Carlo simulation from which a five-year requisite service period was derived, representing the median of the distribution of stock price paths on which the market condition is satisfied, over which the total $3.0 million compensation expense will be recognized. In the third quarter of 2018, the Company recognized compensation expense associated with the Transaction Incentive Awards of approximately $2.6 million.
Employee Awards
Also on May 9, 2018, Holdings made an employee grant of 0.4 million Holdings RSUs, or 50 restricted stock units to each eligible individual, that cliff vest on November 9, 2018. The grant-date fair value of the award was measured using the $20 IPO price for a Holdings’ share and the resulting $7.1 million will be recognized as compensation expense over the six-month service period. In the third quarter of 2018, the Company recognized expense associated with the employee award of approximately $2.4 million.
2018 Annual Awards
On May 17, 2018, Holdings granted 1.3 million Holdings RSUs to employees that vest ratably in equal annual installments over a three-year period on each of the first three anniversaries of March 1, 2018. The fair value of the award was measured using the $21.68 closing price of the Holdings’ share on the grant date, and the resulting $27.4 million will be recognized as compensation expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible but not prior to March 1, 2019. Similarly, on May 17, 2018, the Company granted an award of 0.5 million cash-settled Holdings RSUs to certain eligible financial professionals that vest ratably in equal installments over a three-year period on each of the first three anniversaries of March 1, 2018. The cash payment for each RSU will equal the average closing price for a Holdings’ share on the NYSE over the 20 trading days immediately preceding the vesting date. These awards are liability-classified and require fair value remeasurement based upon the price of a Holdings’ share at the close of each reporting period. In the third quarter of 2018, the Company recognized expense associated with the annual awards of approximately $2.5 million.
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
The grant-date fair value of the ROE Performance Shares will be established once the 2019 and 2020 Non-GAAP ROE target are determined and approved. The grant-date fair value of the TSR Performance Shares was measured at $23.17 using a Monte Carlo approach. Under the Monte Carlo approach, stock returns were simulated for Holdings and the selected peer companies to estimate the payout percentages established by the conditions of the award. The resulting $4.8 million aggregate grant-date fair value of the unearned TSR Performance Shares will be recognized as compensation expense over the shorter of the cliff-vesting period or the period up to the date at which the participant becomes retirement eligible but not prior to March 1, 2019. In the third quarter of 2018, the Company recognized expense associated with the TSR Performance Share awards of approximately $1.1 million.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock Options
On June 11, 2018, Holdings awarded 1.0 million stock options to employees. These options expire on March 1, 2028 and have a three-year graded vesting schedule, with one-third vesting on each of the three anniversaries of March 1, 2018. The exercise price for the options is $21.34, which was the closing price of a Holdings’ share on the grant date. The weighted average grant date fair value per option was estimated at $4.61 using a Black-Scholes options pricing model. Key assumptions used in the valuation included expected volatility of 25.4% based on historical selected peer data, a weighted average expected term of 5.7 years as determined by the simplified method, an expected dividend yield of 2.44% based on Holdings’ expected annualized dividend, and a risk-free interest rate of 2.83%. The total fair value of these options of approximately $4.8 million will be charged to expense over the shorter of the vesting period or the period up to the date at which the participant becomes retirement eligible but not prior to March 1, 2019. In the third quarter of 2018, the Company recognized expense associated with the June 11, 2018 option grant of approximately $0.9 million.
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
Funding of Awards
The Company used common stock held in Treasury to fund the delivery of the 0.03 million unrestricted shares granted to the non-officer directors in the second quarter of 2018. Holdings may issue new shares or use common stock held in Treasury for the other outstanding awards linked to Holdings’ common stock.
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
AB Long-term Incentive Compensation Plans
During the three and nine months ended September 30, 2018, respectively, AB purchased 1.6 million and 2.9 million units, representing assignments of beneficial ownership of limited partnership interests in AB Holding (“AB Holding Units”), for $48 million and $83 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 1.6 million and 2.8 million AB Holding Units for $48 million and $81 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards. During the three and nine months ended September 30, 2017, AB purchased 0.3 million and 5.9 million AB Holding Units for $7 million and $135 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 0.3 million and 5.2 million AB Holding Units for $7 million and $117 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the nine months ended September 30, 2018 and 2017, AB granted to employees and eligible directors 2.5 million and 2.1 million restricted AB Holding Unit awards, respectively. AB used AB Holding Units repurchased during the periods and newly issued AB Holding Units to fund these awards.
During the nine months ended September 30, 2018 and 2017, AB Holding issued 0.6 million and 1.0 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $11 million and $18 million, respectively, received as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

12)    INCOME TAXES
Income tax expense for the nine months ended September 30, 2018 and 2017 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
The Company adopted revised goodwill impairment guidance in the first quarter of 2017. Income tax expense for the nine months ended September 30, 2017 includes an expense of $129 million related to the impairment of non-deductible goodwill.
In the first nine months of 2017, the Company recognized a tax benefit of $228 million related to the conclusion of an Internal Revenue Service (“IRS”) audit for tax years 2008 and 2009.
On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Tax Reform Act”), a broad overhaul of the U.S. Internal Revenue Code that changes long-standing provisions governing the taxation of U.S. corporations, including life insurance companies. At December 31, 2017, the Company recorded a provisional estimate of the income tax effects related to the Tax Reform Act. During the nine months ended September 30, 2018, there were no changes to this estimate.

13)    RELATED PARTY TRANSACTIONS
The Company’s significant transactions during the nine months ended September 30, 2018 with related parties are summarized below.
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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Tax Sharing Agreement
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
In 2015, Holdings received a $366 million 3-month LIBOR plus 1.44% loan from AXA. This loan was repaid on April 20, 2018.
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
Acquisition of Additional AB Units
On April 23, 2018, Holdings purchased: (i) 100% of the shares of AXA-IM Holding U.S. Inc., which owns 41,934,582 AB Units, for a purchase price of $1,113 million and (ii) 8,160,000 AB Units held by Coliseum Re for $217 million. As a result of these two transactions, Holdings ownership of AB increased to approximately 65%, Noncontrolling interest decreased by $29 million, Capital in excess of par increased by $17 million and taxes payable increased by$174 million.
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
Revolving Credit Facility with AXA
On April 25, 2018, AXA Equitable Life (as successor to AXA RE Arizona) canceled its $1.5 billion revolving credit facility with AXA.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

AXA Guarantees
As of May 14, 2018, AXA no longer guaranteed any of the Company’s borrowing other than amounts borrowed under the $2 billion AXA and AXA Financial commercial paper program. As of June 12, 2018, there are no longer any amounts outstanding under the commercial paper program and AXA no longer provides any related guarantees.
Insurance Coverage Provided by XL Catlin
Prior to AXA Group’s acquisition of XL Catlin on September 12, 2018, the Company had various property and casualty insurance coverages provided by XL Catlin that will be terminated by December 31, 2018. In addition, the Company ceded disability income business to XL Catlin. As of September 30, 2018, the reserves ceded were $92 million.

14)    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
AOCI represents cumulative gains (losses) on items that are not reflected in Net income (loss). The balances as of September 30, 2018 and 2017 follow:

	September 30,
	2018	2017
	(in millions)
Unrealized gains (losses) on investments	$(841)	$642
Foreign currency translation adjustments	(39)	(45)
Defined benefit pension plans	(752)	(995)
Total accumulated other comprehensive income (loss)	(1,632)	(398)
Less: Accumulated other comprehensive (income) loss attributable to noncontrolling interest	37	53
Accumulated other comprehensive income (loss) attributable to Holdings	$(1,595)	$(345)
The components of OCI, net of taxes for the three and nine months ended September 30, 2018 and 2017 follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period	$10	$7	$(4)	$32
(Gains) losses reclassified into net income (loss) during the period	—	—	—	—
Foreign currency translation adjustment	10	7	(4)	32
Net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	(445)	(1)	(2,064)	549
(Gains) losses reclassified into net income (loss) during the period(1)	27	17	(43)	29
Net unrealized gains (losses) on investments	(418)	16	(2,107)	578
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	56	(49)	437	(76)
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $(96), $(18), $(444) and $270)	(362)	(33)	(1,670)	502

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Change in defined benefit plans:
Less: reclassification adjustments to net income (loss) for:
Amortization of net actuarial (gains) losses included in:
Amortization of net prior service cost included in net periodic cost	68	17	202	60
Change in defined benefit plans (net of deferred income tax expense (benefit) of $18, $9, $54 and $32)	68	17	202	60
Total other comprehensive income (loss), net of income taxes	(284)	(9)	(1,472)	594
Less: Other comprehensive (income) loss attributable to noncontrolling interest	—	(3)	(15)	(18)
Other comprehensive income (loss) attributable to Holdings	$(284)	$(12)	$(1,487)	$576
____________

(1)
See “Reclassification adjustments” in Note 3. Reclassification amounts presented net of income tax expense (benefit) of $7 million, $(11) million, $9 million and $16 million for the three and nine months ended September 30, 2018 and 2017, respectively.

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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2018, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $90 million.
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
In July 2011, a derivative action was filed in the United States District Court for the District of New Jersey entitled Mary Ann Sivolella v. AXA Equitable Life Insurance Company and AXA Equitable Funds Management Group, LLC (“Sivolella Litigation”) and a substantially similar action was filed in January 2013 entitled Sanford et al. v. AXA Equitable FMG (“Sanford Litigation”). These lawsuits were filed on behalf of a total of twelve mutual funds and, among other things, seek recovery under (i) Section 36(b) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), for alleged excessive fees paid to AXA Equitable Life and AXA Equitable FMG for investment management services and administrative services and (ii) a variety of other theories including unjust enrichment. The Sivolella Litigation and the Sanford Litigation were consolidated and a 25-day trial commenced in January 2016 and concluded in February 2016. In August 2016, the District Court issued its decision in favor of AXA Equitable Life and AXA Equitable FMG, finding that the plaintiffs had failed to meet their burden to demonstrate that AXA Equitable Life and AXA Equitable FMG breached their fiduciary duty in violation of Section 36(b) of the Investment Company Act or show any actual damages. In September 2016, the plaintiffs filed a motion to amend the District Court’s trial opinion and to amend or make new findings of fact and/or conclusions of law. In December 2016, the District Court issued an order denying the motion to amend and plaintiffs filed a notice to appeal the District Court’s decision to the U.S. Court of Appeals for the Third Circuit. In July 2018, the U.S. Court of Appeals for the Third Circuit affirmed the District Court’s decision, and that decision is now final because the plaintiffs failed to file a further appeal.
In November 2014, a lawsuit was filed in the Superior Court of New Jersey, Camden County entitled Arlene Shuster, on behalf of herself and all others similarly situated v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action on behalf of all AXA Equitable Life variable life insurance policyholders who allocated funds from their policy accounts to investments in AXA Equitable Life’s Separate Accounts, which were subsequently subjected to the volatility management strategy and who suffered injury as a result thereof. The action asserts that AXA Equitable Life breached its variable life insurance contracts by implementing the volatility management strategy. In February 2016, the Court dismissed the complaint. In March 2016, the plaintiff filed a notice of appeal. In April 2018, the Superior Court of New Jersey Appellate Division affirmed the trial court’s decision. In August 2015, another lawsuit was filed

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

in Connecticut Superior Court, Judicial Division of New Haven entitled Richard T. O’Donnell, on behalf of himself and all others similarly situated v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action on behalf of all persons who purchased variable annuities from AXA Equitable Life, which were subsequently subjected to the volatility management strategy and who suffered injury as a result thereof. Plaintiff asserts a claim for breach of contract alleging that AXA Equitable Life implemented the volatility management strategy in violation of applicable law. In November 2015, the Connecticut Federal District Court transferred this action to the United States District Court for the Southern District of New York. In March 2017, the Southern District of New York granted AXA Equitable Life’s motion to dismiss the complaint. In April 2017, the plaintiff filed a notice of appeal. In April 2018, the United States Court of Appeals for the Second Circuit reversed the trial court’s decision with instructions to remand the case to Connecticut state court. In September 2018, the Second Circuit issued its mandate, following AXA Equitable’s notification to the court that it would not file a petition for writ of certiorari. We are vigorously defending this matter.
In February 2016, a lawsuit was filed in the United States District Court for the Southern District of New York entitled Brach Family Foundation, Inc. v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action brought on behalf of all owners of universal life (“UL”) policies subject to AXA Equitable Life’s COI increase. In early 2016, AXA Equitable Life raised COI rates for certain UL policies issued between 2004 and 2007, which had both issue ages 70 and above and a current face value amount of $1 million and above. A second putative class action was filed in Arizona in 2017 and consolidated with the Brach matter. The current consolidated class action complaint alleges the following claims: breach of contract; misrepresentations by AXA Equitable Life in violation of Section 4226 of the New York Insurance Law; violations of New York General Business Law Section 349; violations of the California Unfair Competition Law, and the California Elder Abuse Statute. Plaintiffs seek (a) compensatory damages, costs, and, pre- and post-judgment interest, (b) with respect to their claim concerning Section 4226, a penalty in the amount of premiums paid by the plaintiffs and the putative class, and (c) injunctive relief and attorneys’ fees in connection with their statutory claims. Five other federal individual actions challenging the COI increase are also pending against AXA Equitable Life and have been consolidated with the Brach matter for the purposes of coordinating pre-trial activities. They contain similar allegations as those in Brach as well as additional allegations for violations of various states’ consumer protection statutes and common law fraud. Three state individual actions are also pending against AXA Equitable Life in New York and Virginia. We are in various stages of motion practice and are vigorously defending each of these matters.
Lease obligations
The liabilities associated with the Company’s lease obligations were as follows:

	Nine Months Ended September 30,	Year Ended December 31,
	2018	2017
	(in millions)
Leases
Balance, beginning of year	$165	$170
Expense incurred	7	29
Deferred rent	2	10
Payments made	(40)	(48)
Interest accretion	3	4
Balance, end of period	$137	$165
Obligation under funding agreements
As a member of the FHLBNY, AXA Equitable Life has access to collateralized borrowings. It also may issue funding agreements to the FHLBNY. Both the collateralized borrowings and funding agreements would require AXA Equitable Life to pledge qualified mortgage-backed assets and/or government securities as collateral. AXA Equitable Life issues

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

	Outstanding balance at end of period	Maturity of Outstanding balance	Issued during the period	Repaid during the period
	(in millions)
September 30, 2018
Short-term FHLBNY funding agreements	$500	less than one month	$4,500	$4,500
Long-term FHLBNY funding agreements	1,621	less than 4 years	—	—
	98	Less than 5 years	—	—
	781	Greater than 5 years	—	—
Total long-term funding agreements	2,500		$—	—
Total FHLBNY funding agreements at September 30, 2018	$3,000		$4,500	$4,500

December 31, 2017:
Short-term FHLBNY funding agreements	$500	Less than one month	$6,000	$6,000
Long-term FHLBNY funding agreements	1,244	Less than 4 years	324	—
	377	Less than 5 years	303	—
	879	Greater than 5 years	135	—
Total long-term funding agreements	2,500		762	—
Total FHLBNY funding agreements at December 31, 2017	$3,000		$6,762	$6,000
Credit Facilities and Notes
In February 2018, Holdings entered into the following credit facilities: (i) a $3.9 billion two-year senior unsecured delayed draw term loan agreement; (ii) a $500 million three-year senior unsecured delayed draw term loan agreement; and (iii) a $2.5 billion five-year senior unsecured revolving credit facility with a syndicate of banks. The revolving credit facility has a sub-limit of $1.5 billion for letters of credit issued to support our life insurance business reinsured by EQ AZ Life Re following the GMxB Unwind and to support the third-party GMxB variable annuity business reinsured by CS Life RE.
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
Letters of Credit
In addition to the letters of credit issued under the $2.5 billion revolving credit facility, $1.9 billion of undrawn letters of credit were issued, including $1.9 billion related to reinsurance assumed by EQ AZ Life Re from AXA Equitable Life, USFL and MLOA at September 30, 2018.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Commitments
The Company had $796 million (including $233 million with affiliates) and $379 million of commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively, at September 30, 2018.

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

•
The Investment Management and Research segment provides diversified investment management, research and related solutions globally to a broad range of clients through three main client channels- Institutional, Retail and Private Wealth Management and distributes its institutional research products and solutions through Bernstein Research Services.

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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

•	Investment (gains) losses, which includes other-than-temporary impairments of securities, sales or disposals of securities/investments, realized capital gains/losses and valuation allowances;

•	Goodwill impairment, which includes a write-down of goodwill in the first quarter of 2017.

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

Revenues derived from any customer did not exceed 10% of revenues for the three and nine months ended September 30, 2018 and 2017.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents operating earnings (loss) by segment and Corporate and Other and a reconciliation to Net income (loss) attributable to Holdings for the three and nine months ended September 30, 2018 and 2017, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Net income (loss) attributable to Holdings	$(496)	$10	$(118)	$351
Adjustments related to:
Variable annuity product features	1,403	507	1,829	738
Investment (gains) losses	36	11	(44)	32
Goodwill impairment	—	—	—	369
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	24	34	182	101
Other adjustments	51	56	229	61
Income tax expense (benefit) related to above adjustments	(409)	(35)	(461)	(446)
Non-recurring tax items	84	(183)	45	(92)
Non-GAAP Operating Earnings	$693	$400	$1,662	$1,114

Operating earnings (loss) by segment:
Individual Retirement	$434	$326	$1,207	$844
Group Retirement	134	85	287	193
Investment Management and Research	96	45	274	138
Protection Solutions	137	(3)	160	54
Corporate and Other(1)	(108)	(53)	(266)	(115)
__________________

(1)	Includes interest expense of $65 million, $31 million, $171 million and $104 million, for the three and nine months ended September 30, 2018 and 2017, respectively.

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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents segment revenues for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Segment revenues:
Individual Retirement(1)	$1,070	$998	$2,873	$3,058
Group Retirement(1)	262	248	745	685
Investment Management and Research(2)	851	792	2,602	2,307
Protection Solutions(1)	774	798	2,378	2,330
Corporate and Other(1)	280	288	861	965
Adjustments related to:
Variable annuity product features	(2,125)	(326)	(2,539)	162
Investment gains (losses)	(36)	(11)	44	(32)
Other adjustments to segment revenues	7	19	(41)	63
Total revenues	$1,083	$2,806	$6,923	$9,538
________________

(1)
Includes investment expenses charged by AB of approximately $13 million, $15 million, $49 million and $46 million for the three and nine months ended September 30, 2018 and 2017, respectively, for services provided to the Company.

(2)
Inter-segment investment management and other fees of approximately $25 million, $22 million, $75 million and $67 million for the three and nine months ended September 30, 2018 and 2017, respectively, are included in total revenues of the Investment Management and Research segment.

The table below presents Total assets by segment as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(in millions)
Total assets by segment:
Individual Retirement	$111,890	$121,713
Group Retirement	43,398	38,578
Investment Management and Research(1)	10,038	10,057
Protection Solutions(1)	48,124	43,157
Corporate and Other(1)	21,001	22,110
Total assets	$234,451	$235,615
________________

(1)	Amounts for December 31, 2017 as previously reported were: Investment Management and Research of $8,297 million, Protection Solutions of $43,116 million and Corporate and Other of $23,934 million.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

17)    EQUITY
Dividends to Shareholders
On August 10, 2018, our Board of Directors declared a cash dividend on EQH common stock of $0.13 per share, payable on August 30, 2018 to shareholders of record on August 23, 2018. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors.
Share Repurchase Program
On August 10, 2018, Holdings’ Board of Directors authorized a share repurchase program. Under the program, Holdings may purchase up to $500 million of its common stock beginning August 16, 2018 and expiring on March 31, 2019. Holdings may choose to suspend or discontinue the repurchase program at any time. The repurchase program does not obligate Holdings to purchase any particular number of shares. As of September 30, 2018 the Company repurchased approximately 2.5 million shares of its common stock at a total cost of approximately $57 million. The repurchased common stock was recorded as treasury stock in the consolidated balance sheets.
The timing and amount of share repurchases are determined by management based upon market conditions and other considerations, and repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through prearranged trading plans complying with Rule 10b5-1(c) under the Securities Exchange Act of 1934 (the “Exchange Act”). Numerous factors could affect the timing and amount of any future repurchases under the share repurchase authorization, including increased capital needs of the Company due to changes in regulatory capital requirements, opportunities for growth and acquisitions, and the effect of adverse market conditions on the segments.

18)    EARNINGS PER SHARE
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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the reconciliation of the numerator for the basic and diluted net income per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Net income (loss) attributable to Holdings common shareholders:
Net income (loss) attributable to Holdings common shareholders (basic):	$(496)	$10	$(118)	$351
Less: Incremental dilution from AB(1)	—	—	—	—
Net income (loss) attributable to Holdings common shareholders (diluted):	$(496)	$10	$(118)	$351
____________________

(1)
The incremental dilution from AB represents the impact of AB’s dilutive units on the Company’s diluted earnings per share and is calculated based on the Company’s proportionate ownership interest in AB.

The following table presents the number of weighted average shares used in calculating basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Weighted Average Shares:
Weighted average common stock outstanding for basic earnings per common share	560.3	561.0	560.8	561.0
Effect of dilutive securities:
Employee stock awards	—	—	—	—
Weighted average common stock outstanding for diluted earnings per common share	560.3	561.0	560.8	561.0

For the three and nine months ended September 30, 2018, approximately 3.8 million and 3.8 million shares of outstanding stock awards were not included in the computation of diluted earnings per share because their effect was anti-dilutive.
The following table presents both basic and diluted income (loss) per share for each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars per share)
Net income (loss) attributable to Holdings per common share:
Basic	$(0.89)	$0.02	$(0.21)	$0.63
Diluted	$(0.89)	$0.02	$(0.21)	$0.63

19)     RESTATEMENT AND REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As described in the Prospectus, management identified errors in its previously issued financial statements. These errors primarily relate to errors in the calculation of policyholders’ benefit reserves for the Company’s life and annuity products and the calculation of DAC amortization for certain variable and interest sensitive life products. Based upon quantitative and qualitative factors, management determined that the impact of the errors was material to the consolidated financial statements as of and for the nine months ended September 30, 2017. Management included in the Prospectus summarized financial information for the restated consolidated balance sheets as of September 30, 2017 and the related consolidated statements of income (loss), statements of comprehensive income (loss), statements of equity and statements of cash flow for the nine months ended September 30, 2017 that reflect restatements related to these errors.
In addition, during the preparation of its third quarter financial statements, management identified errors in its previously issued financial statements. These errors primarily relate to the calculation of policyholders’ benefit reserves for the Company’s life and annuity products and the calculation of net derivative gains (losses) and DAC amortization for certain variable and interest sensitive life products. The impact of these additional errors identified in the current quarter were also corrected in the restated financial statements as of and for the nine months ended September 30, 2017.
Additionally, in order to improve the consistency and comparability of the financial statements, management has determined to revise the three and six months ended March 31, 2018 and June 30, 2018, respectively, and the three and six months ended March 31, 2017 and June 30, 2017, respectively and the year ended December 31, 2017.

Effects of the revision on the Company’s previously reported consolidated financial statements as of and for the three and six months ended June 30, 2018.

	June 30, 2018
Balance Sheet:	As Previously Reported	Impact of Adjustments	As Revised
	(in millions)
Assets:
Deferred policy acquisition costs	$6,346	$(61)	$6,285
Amounts due from reinsurers	4,963	(9)	4,954
Current and deferred income taxes	47	5	52
Total Assets	231,012	(65)	230,947

Liabilities:
Future policy benefits and other policyholders’ liabilities	29,351	(53)	29,298
Total Liabilities	216,003	(53)	215,950

Equity:
Retained earnings	12,613	(12)	12,601
Total equity attributable to Holdings	13,376	(12)	13,364
Total Equity	14,863	(12)	14,851
Total Liabilities, redeemable noncontrolling interest and equity	$231,012	$(65)	$230,947

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30, 2018
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Statements of Income (Loss):
Revenues:
Policy charges and fee income	$987	$(23)	$964
Net derivative gains (losses)	(73)	27	(46)
Total revenues	2,962	4	2,966

Benefits and Other Deductions
Policyholders’ benefits	920	(20)	900
Amortization of deferred policy acquisition costs, net	(1)	16	15
Total benefits and other deductions	2,648	(4)	2,644
Income (loss) from continuing operations, before income taxes	314	8	322
Income tax (expense) benefit	(59)	(2)	(61)
Net income (loss)	255	6	261
Net income (loss) attributable to Holdings	$158	$6	$164

	Three Months Ended June 30, 2018
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Statements of Comprehensive Income (Loss):
Net income (loss)	$255	$6	$261
Comprehensive income (loss)	(101)	6	(95)
Comprehensive income (loss) attributable to Holdings	$(206)	$6	$(200)

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2018
	As Previously Reported	Impact of Adjustments	As Revised
	(in millions)
Statements of Income (Loss):
Revenues:
Policy charges and fee income	$1,959	$(29)	$1,930
Net derivative gains (losses)	(354)	72	(282)
Total revenues	5,797	43	5,840

Benefits and Other Deductions:
Policyholders’ benefits	1,528	(34)	1,494
Amortization of deferred policy acquisition costs, net	14	11	25
Total benefits and other deductions	5,113	(23)	5,090

Income (loss) from continuing operations, before income taxes	684	66	750
Income tax (expense) benefit	(138)	(14)	(152)
Net income (loss)	546	52	598
Net income (loss) attributable to Holdings	$326	$52	$378

	Six Months Ended June 30, 2018
	As Previously Reported	Impact of Adjustments	As Revised
	(in millions)
Statements of Comprehensive Income (Loss):
Net income (loss)	$546	$52	$598
Comprehensive income (loss)	(642)	52	(590)
Comprehensive income (loss) attributable to Holdings	$(876)	$52	$(824)

	Six Months Ended June 30, 2018
	As Previously Reported	Impact of Adjustments	As Revised
	(in millions)
Statements of Equity:
Retained earnings, beginning of year	$12,289	$(64)	$12,225
Net income (loss) attributable to Holdings	326	52	378
Retained earnings, end of period	12,613	(12)	12,601
Total Holdings’ equity, end of period	13,376	(12)	13,364
Total equity, end of period	$14,863	$(12)	$14,851

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2018
	As Previously Reported	Impact of Adjustments	As Revised
	(in millions)
Statements of Cash Flows:
Cash flow from operating activities:
Net income (loss)	$546	$52	$598
Policy charges and fee income	(1,959)	29	(1,930)
Net derivative (gains) loss	354	(72)	282
Changes in:
Deferred policy acquisition costs	14	11	25
Future policy benefits	(171)	(34)	(205)
Current and deferred income taxes	224	14	238
Net cash provided by (used in) operating activities	$(314)	$—	$(314)

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Effects of the revision on the Company’s previously reported consolidated financial statements as of and for the three months ended March 31, 2018.

	March 31, 2018
Balance Sheet	As Previously Reported	Impact of Adjustments	As Revised
	(in millions)
Assets:
Deferred policy acquisition costs	$6,288	$(45)	$6,243
Current and deferred income taxes	225	7	232
Total Assets	232,294	(38)	232,256

Liabilities:
Future policy benefits and other policyholders’ liabilities	29,586	(20)	29,566
Total Liabilities	214,670	(20)	214,650

Equity:
Retained earnings	12,455	(18)	12,437
Total equity attributable to Holdings	13,565	(18)	13,547
Total Equity	16,600	(18)	16,582
Total Liabilities, redeemable noncontrolling interest and equity	$232,294	$(38)	$232,256

	Three Months Ended March 31, 2018
	As Previously Reported	Impact of Adjustments	As Revised
	(in millions)
Statements of Income (Loss):
Revenues:
Policy charges and fee income	$972	$(6)	$966
Net derivative gains (losses)	(281)	45	(236)
Total revenues	2,835	39	2,874

Benefits and Other Deductions
Policyholders’ benefits	608	(14)	594
Amortization of deferred policy acquisition costs, net	15	(5)	10
Total benefits and other deductions	2,465	(19)	2,446

Income (loss) from continuing operations, before income taxes	370	58	428
Income tax (expense) benefit	(79)	(12)	(91)
Net income (loss)	291	46	337
Net income (loss) attributable to Holdings	$168	$46	$214

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31, 2018
	As Previously Reported	Impact of Adjustments	As Revised
	(in millions)
Statements of Comprehensive Income (Loss):
Net income (loss)	$291	$46	$337
Comprehensive income (loss)	(541)	46	(495)
Comprehensive income (loss) attributable to Holdings	$(670)	$46	$(624)

	Three Months Ended March 31, 2018
	As Previously Reported	Impact of Adjustments	As Revised
	(in millions)
Statements of Equity:
Retained earnings, beginning of year	$12,289	$(64)	$12,225
Net income (loss) attributable to Holdings	168	46	214
Retained earnings, end of period	12,455	(18)	12,437
Total Holdings’ equity, end of period	13,565	(18)	13,547
Total equity, end of period	$16,600	$(18)	$16,582

	Three Months Ended March 31, 2018
	As Previously Reported	Impact of Adjustments	As Revised
	(in millions)
Statements of Cash Flows:
Cash flow from operating activities:
Net income (loss)	$291	$46	$337
Policy charges and fee income	(972)	6	(966)
Net derivative (gains) loss	281	(45)	236
Changes in:
Deferred Policy Acquisition costs	15	(5)	10
Future policy benefits	(254)	(14)	(268)
Current and deferred income taxes	103	12	115
Net cash provided by (used in) operating activities	$(264)	$—	$(264)

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Effects of the revision on the Company’s previously reported consolidated financial statements as of and for the year ended December 31, 2017.

	December 31, 2017
Balance Sheet:	As Previously Reported	Impact of Adjustments	As Revised
	(in millions)
Assets:
Deferred policy acquisition costs	$5,969	$(50)	$5,919
Current and deferred income taxes	67	17	84
Total Assets	235,648	(33)	235,615

Liabilities:
Future policy benefits and other policyholders’ liabilities	30,299	31	30,330
Total Liabilities	218,440	31	218,471

Equity:
Retained earnings	12,289	(64)	12,225
Total equity attributable to Holdings	13,485	(64)	13,421
Total Equity	16,582	(64)	16,518
Total Liabilities, redeemable noncontrolling interest and equity	$235,648	$(33)	$235,615

	Year ended December 31, 2017
	As Previously Reported	Impact of Adjustments	As Revised
	(in millions)
Statement of Income (Loss):
Revenues:
Policy charges and fee income	$3,733	$(40)	$3,693
Net derivative gains (losses)	228	(14)	214
Total revenues	12,514	(54)	12,460

Benefits and other deductions:
Policyholders’ benefits	4,354	12	4,366
Interest credited to Policyholder’s account balances	1,108	(113)	995
Amortization of deferred policy acquisition costs	(239)	55	(184)
Total benefits and other deductions	11,200	(46)	11,154

Income (loss) from operations, before income taxes	1,314	(8)	1,306
Income tax (expense) benefit	(41)	(8)	(49)
Net income (loss)	1,273	(16)	1,257
Net income (loss) attributable to Holdings	$850	$(16)	$834

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Year ended December 31, 2017
	As Previously Reported	Impact of Adjustments	As Revised
	(in millions)
Statements of Comprehensive Income (Loss):
Net income (loss)	$1,273	$(16)	$1,257
Comprehensive income (loss)	2,105	(16)	2,089
Comprehensive income (loss) attributable to Holdings	$1,663	$(16)	$1,647

	Year ended December 31, 2017
	As Previously Reported	Impact of Adjustments	As Revised
	(in millions)
Statements of Equity:
Retained earnings, beginning of year	$11,439	$(48)	$11,391
Net income (loss) attributable to Holdings	850	(16)	834
Retained earnings, end of period	12,289	(64)	12,225
Total Holdings’ equity, end of year	13,485	(64)	13,421
Total equity, end of year	$16,582	$(64)	$16,518

	Year ended December 31, 2017
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Cash Flows:
Cash flow from operating activities:
Net income (loss)	$1,273	$(16)	$1,257
Policy charges and fee income	(3,733)	40	(3,693)
Interest credited to policyholders’ account balances	1,108	(113)	995
Net derivative (gains) loss	(228)	14	(214)
Deferred Policy Acquisition costs	(239)	55	(184)
Changes in:
Future policy benefits	1,587	12	1,599
Current and deferred income taxes	759	8	767
Net cash provided by (used in) operating activities	$1,021	$—	$1,021

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Effects of the restatement on the Company’s previously reported consolidated financial statements as of and for the Nine Months ended September 30, 2017 and revision of the Company’s previously reported consolidated financial statements as of and for the Six Months ended June 30, 2017.

	September 30, 2017			June 30, 2017
Balance Sheet:	As Previously Reported	Impact of Adjustments	As Restated	As Previously Reported	Impact of Adjustments	As Revised
	(in millions)
Assets:
Deferred policy acquisition costs	$5,933	$157	$6,090	$6,101	$10	$6,111
Loans to affiliates	1,245	(11)	1,234	1,235	—	1,235
Current and deferred income taxes	339	(71)	268	298	13	311
Total Assets	230,825	93	230,918	226,689	23	226,712

Liabilities:
Future policy benefits and other policyholders’ liabilities	31,179	(97)	31,082	31,029	48	31,077
Total Liabilities	215,164	(97)	215,067	210,890	48	210,938

Equity:
Capital in excess of par value(1)	1,007	(9)	998	955	—	955
Retained earnings	11,548	194	11,742	11,757	(25)	11,732
Accumulated other comprehensive income (loss)	(350)	5	(345)	(333)	—	(333)
Total equity attributable to Holdings	12,211	190	12,401	12,385	(25)	12,360
Total Equity	15,221	190	15,411	15,438	(25)	15,413
Total Liabilities, redeemable noncontrolling interest and equity	$230,825	$93	$230,918	$226,689	$23	$226,712
_________________

(1)	Previously reported amounts have been adjusted to give retrospective effect to the 459.4752645-for-1 stock split effected on April 24, 2018.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2017			Six Months Ended June 30, 2017
	As Previously Reported	Impact of Adjustments(1)	As Restated	As Previously Reported	Impact of Adjustments	As Revised
	(in millions)
Statements of Income (Loss):
Revenues:
Policy charges and fee income	$2,853	$(43)	$2,810	$1,891	$(34)	$1,857
Premiums	805	20	825	558	—	558
Net derivative gains (losses)	166	66	232	494	54	548
Total revenues	9,495	43	9,538	6,712	20	6,732

Benefits and Other Deductions
Policyholders’ benefits	3,909	(9)	3,900	2,834	(11)	2,823
Interest credited to policyholders’ account balances	794	(51)	743	488	—	488
Amortization of deferred policy acquisition costs, net	(31)	(119)	(150)	(168)	(5)	(173)
Total benefits and other deductions	9,187	(179)	9,008	6,265	(16)	6,249

Income (loss) from continuing operations, before income taxes	308	222	530	447	36	483
Income tax (expense) benefit	163	(63)	100	54	(13)	41
Net income (loss)	471	159	630	501	23	524
Net income (loss) attributable to Holdings	$192	$159	$351	$318	$23	$341
__________________

(1)
As discussed in Note 2, the restated financial statements correct for the additional errors identified during the third quarter of 2018. The additional errors included in this column had the following impact (in millions): (a) Income (loss) from continuing operations, before income taxes $71; (b) Net income (loss) $39; and (c) Comprehensive income (loss) $2.

	Nine Months Ended September 30, 2017			Six Months Ended June 30, 2017
	As Previously Reported	Impact of Adjustments(1)	As Restated	As Previously Reported	Impact of Adjustments	As Revised
	(in millions)
Statements of Comprehensive Income (Loss):
Net income (loss)	$471	$159	$630	$501	$23	$524
Change in unrealized gains (losses), net of reclassification	519	(17)	502	535	—	535
Total other comprehensive income (loss), net of income taxes	611	(17)	594	603	—	603
Comprehensive income (loss)	1,082	142	1,224	1,104	23	1,127
Comprehensive income (loss) attributable to Holdings	$785	$142	$927	$906	$23	$929
__________________

(1)
As discussed in Note 2, the restated financial statements correct for the additional errors identified during the third quarter of 2018. The additional errors included in this column had the following impact in millions: (a) Income

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(loss) from continuing operations, before income taxes $71; (b) Net income (loss) $39; (c) Comprehensive income (loss) $2 .

	Nine Months Ended September 30, 2017			Six Months Ended June 30, 2017
	As Previously Reported	Impact of Adjustments	As Restated	As Previously Reported	Impact of Adjustments	As Revised
	(in millions)
Statements of Equity:
Capital in excess of par value, beginning of year(1)	$942	$(11)	$931	$931	$—	$931
Changes in capital in excess of par value	65	2	67	24	—	24
Capital in excess of par value, end of period(1)	1,007	(9)	998	955	—	955
Retained earnings, beginning of year	11,356	35	11,391	11,439	(48)	11,391
Net income (loss) attributable to Holdings	192	159	351	318	23	341
Retained earnings, end of period	11,548	194	11,742	11,757	(25)	11,732
Accumulated other comprehensive income (loss), beginning of year	(943)	22	(921)	(921)	—	(921)
Other comprehensive income (loss)	593	(17)	576	588	—	588
Accumulated other comprehensive income (loss), end of year	(350)	5	(345)	(333)	—	(333)
Total Holdings’ equity, end of period	12,211	190	12,401	12,385	(25)	12,360
Total equity, end of period	$15,221	$190	$15,411	$15,438	$(25)	$15,413
___________

(1)	Previously reported amounts have been adjusted to give retrospective effect to the 459.4752645-for-1 stock split effected on April 24, 2018.

	Nine Months Ended September 30, 2017			Six Months Ended June 30, 2017
	As Previously Reported	Impact of Adjustments	As Restated	As Previously Reported	Impact of Adjustments	As Revised
	(in millions)
Statements of Cash Flows:
Cash flow from operating activities:
Net income (loss)	$471	$159	$630	$501	$23	$524
Policy charges and fee income	(2,853)	43	(2,810)	(1,891)	34	(1,857)
Interest credited to policyholders’ account balances	794	(51)	743	488	—	488
Net derivative (gains) loss	(166)	(66)	(232)	(494)	(54)	(548)
Changes in:
Reinsurance Recoverable	—	115	115	40	—	40
Deferred policy acquisition costs	(31)	(119)	(150)	(168)	(5)	(173)
Future policy benefits	1,616	(29)	1,587	1,516	(11)	1,505
Current and deferred income taxes	435	63	498	123	13	136
Other, net	368	(115)	253	333	—	333
Net cash provided by (used in) operating activities	$1,044	$—	$1,044	$666	$—	$666

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Effects of the revision on the Company’s previously reported consolidated financial statements as of and for the three months ended March 31, 2017.

	March 31, 2017
Balance Sheet:	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Assets:
Deferred policy acquisition costs	$6,026	$9	$6,035
Current and deferred income taxes	440	18	458
Total Assets	223,564	27	223,591

Liabilities:
Future policy benefits and other policyholders’ liabilities	30,171	62	30,233
Total Liabilities	208,737	62	208,799

Equity:
Retained earnings	11,149	(35)	11,114
Total equity attributable to Holdings	11,306	(35)	11,271
Total Equity	14,411	(35)	14,376
Total Liabilities, redeemable noncontrolling interest and equity	$223,564	$27	$223,591

	Three Months Ended March 31, 2017
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Statements of Income (Loss):
Revenues:
Policy charges and fee income	$956	$(17)	$939
Net derivative gains (losses)(2)	(235)	31	(204)
Total revenues	2,830	14	2,844

Benefits and Other Deductions:
Policyholders’ benefits	1,093	(2)	1,091
Amortization of deferred policy acquisition costs, net	(55)	(4)	(59)
Total benefits and other deductions	2,997	(6)	2,991

Income (loss) from continuing operations, before income taxes	(167)	20	(147)
Income tax (expense) benefit	(30)	(7)	(37)
Net income (loss)	(197)	13	(184)
Net income (loss) attributable to Holdings	$(290)	$13	$(277)

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31, 2017
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Statements of Comprehensive Income (Loss):
Net income (loss)	$(197)	$13	$(184)
Comprehensive income (loss)	(60)	13	(47)
Comprehensive income (loss) attributable to Holdings	$(160)	$13	$(147)

	Three Months Ended March 31, 2017
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Statements of Equity:
Retained earnings, beginning of year	11,439	(48)	11,391
Net income (loss) attributable to Holdings	(290)	13	(277)
Retained earnings, end of period	11,149	(35)	11,114
Total Holdings’ equity, end of period	11,306	(35)	11,271
Total equity, end of period	$14,411	$(35)	$14,376

	Three Months Ended March 31, 2017
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Statements of Cash Flows:
Cash flow from operating activities:
Net income (loss)	$(197)	$13	$(184)
Policy charges and fee income	(956)	17	(939)
Interest credited to policyholders’ account balances	246	—	246
Net derivative (gains) loss	235	(31)	204
Changes in:
Deferred Policy Acquisition costs	(55)	(4)	(59)
Future policy benefits	296	(2)	294
Current and deferred income taxes	252	7	259
Net cash provided by (used in ) operating activities	$72	$—	$72

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

20)    SUBSEQUENT EVENTS
AXA Financial Merger
On October 1, 2018, AXA Financial merged with and into its direct parent, Holdings, with Holdings continuing as the surviving entity (the “Merger”). As a result of the Merger, Holdings assumed all of AXA Financial’s liabilities, including its obligations under the Senior Debentures, two assumption agreements under which it legally assumed primary liability for certain employee benefit plans of AXA Equitable Life and various guarantees for its subsidiaries. Holdings also replaced AXA Financial as a party to the $2 billion commercial paper program initiated by AXA and AXA Financial in June 2009. Holdings was removed as an issuer under the program in October 2018.
Employee Stock Purchase Plan
On September 21, 2018, Holdings’ Board of Directors approved the AXA Equitable Holdings, Inc. Stock Purchase Plan (the “Plan”), a non-qualified stock purchase plan pursuant to which eligible financial professionals and employees of Holdings and its affiliates may make monthly purchases of common stock. The holder of a majority of the outstanding shares of our common stock executed a written consent approving the adoption of the Plan on November 1, 2018.
Cash Dividend Declared
On November 9, 2018, Holdings declared a cash dividend of $0.13 per common share, payable on December 3, 2018 to all stockholders of record as of the close of business on November 26, 2018.
Increase in Share Buyback Authorization
On November 9, 2018, Holdings’ Board of Directors approved a $300 million increase to Holdings’ share repurchase program, bringing the total authorization to $800 million. The $800 million share repurchase authorization expires on March 31, 2019 (unless extended) and does not obligate Holdings to purchase any shares. Under this program, through September 30, 2018, Holdings has repurchased approximately 2.5 million shares of common stock at a total cost of approximately $57 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used herein,“Holdings” refers to AXA Equitable Holdings, Inc., without its consolidated subsidiaries, “we,” “us,” “our” and the “Company” mean AXA Equitable Holdings, Inc. and its consolidated subsidiaries, unless the context refers only to AXA Equitable Holdings, Inc. (which we refer to as “Holdings”) as a corporate entity “AXA Equitable Life” refers to AXA Equitable Life Insurance Company, a New York stock life insurance corporation, “AXA Financial” refers to AXA Financial, Inc., an intermediate holding company incorporated in Delaware, “MLOA” refers to MONY Life Insurance Company of America, an Arizona life insurance corporation, “AXA Advisors” refers to AXA Advisors, LLC, a Delaware limited liability company, “AXA RE Arizona” refers to AXA RE Arizona Company, an Arizona corporation, and “EQ AZ Life Re” refers to EQ AZ Life Re Company, a newly formed captive insurance company organized under the laws of Arizona. The term “ABLP” refers to AllianceBernstein L.P., a Delaware limited partnership and “AB Holding” refers to AllianceBernstein Holding L.P., a Delaware limited partnership (ABLP and AB Holding, together, “AB”).

Management’s discussion and analysis of financial condition and results of operations for the Company that follows should be read in conjunction with the consolidated financial statements and the related Notes to Consolidated Financial Statements included elsewhere herein, with the information provided under “Forward-looking Statements” included elsewhere herein.

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

Revenues

Our revenues come from three principal sources:

•	fee income derived from our retirement and protection products and our investment management and research services;

•	premiums from our traditional life insurance and annuity products; and

•	investment income from our General Account investment portfolio

Our fee income varies directly in relation to the amount of the underlying account value or benefit base of our retirement and protection products and the amount of assets under management (“AUM”) of our Investment Management and Research business. AV and AUM, each as defined in “—Key Operating Measures,” are influenced by changes in economic conditions, primarily equity market returns, as well as net flows. Our premium income is driven by the growth in new policies written and the persistency of our in-force policies, both of which are influenced by a combination of factors, including our efforts to attract and retain customers and market conditions that influence demand for our products. Our investment income is driven by the yield on our General Account investment portfolio and is impacted by the prevailing level of interest rates as we reinvest cash associated with maturing investments and net flows to the portfolio.

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

Impact of Hedging and GMIB Reinsurance on Results

We have offered and continue to offer variable annuity products with GMxB features. The future claims exposure on these features is sensitive to movements in the equity markets and interest rates.  Accordingly, we have implemented hedging and reinsurance programs designed to mitigate the economic exposure to us from these features due to equity market and interest rate movements. These programs include:

•
Variable annuity hedging programs. We use a dynamic hedging program (within this program, generally, we reevaluate our economic exposure at least daily and rebalance our hedge positions accordingly) to mitigate certain risks associated with the GMxB features that are embedded in our liabilities for our variable annuity products. This program utilizes various derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in GMxB features’ exposures attributable to movements in the equity markets and interest rates. Although this program is designed to provide a measure of economic protection against the impact of adverse market conditions, it does not qualify for hedge accounting treatment. Accordingly, changes in value of the derivatives will be recognized in the period in which they occur with offsetting changes in reserves partially recognized in the current period, resulting in net income volatility. In addition to our dynamic hedging program, in the fourth quarter of 2017 and the first quarter of 2018, we implemented a new hedging program using static hedge positions (derivative positions intended to be held to maturity with less frequent re-balancing) to protect our statutory capital against stress scenarios.  The implementation of this new program in addition to our dynamic hedge program is expected to increase the size of our derivative positions, resulting in an increase in net income volatility. The impacts are most pronounced for variable annuity products in our Individual Retirement segment.

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

Effect of Assumption Updates on Operating Results

During the third quarter 2018, we conducted our annual review of the assumptions underlying the valuation of DAC, deferred sales inducement assets, unearned revenue liabilities, liabilities for future policyholder benefits and embedded derivatives for our insurance business (assumption reviews are not relevant for the Investment Management and Research segment). As a result of this review, some assumptions were updated, resulting in increases and decreases in the carrying values of these product liabilities and assets. See “—Consolidated Results of Operation—Assumption Updates and Model Changes” and “—Results of Operations by Segment—Assumption Updates and Model Changes.”

Most of the variable annuity products, variable universal life insurance and universal life insurance products we offer maintain policyholder deposits that are reported as liabilities and classified within either Separate Account liabilities or policyholder account balances. Our products and riders also impact liabilities for future policyholder benefits and unearned revenues and assets for DAC and deferred sales inducements. The valuation of these assets and liabilities (other than deposits) are based on differing accounting methods depending on the product, each of which requires numerous assumptions and professional judgment. The accounting guidance applied in the valuation of these assets and liabilities includes, but is not limited to, the following: (i) traditional life insurance products for which assumptions are locked in at inception; (ii) universal life insurance and variable life insurance secondary guarantees for which benefit liabilities are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments; (iii) certain product guarantees for which benefit liabilities are accrued over the life of the contract in proportion to actual and future expected policy assessments; and (iv) certain product guarantees reported as embedded derivatives at fair value.

Our actuaries oversee the valuation of these product liabilities and assets and review underlying inputs and assumptions. We comprehensively review the actuarial assumptions underlying these valuations and update assumptions when appropriate in the third quarter of each year. Assumptions are based on a combination of company experience, industry experience, management actions and professional judgment and reflect our best estimate as of the date of each financial statement. Changes in assumptions can result in a significant change to the carrying value of product liabilities and assets and, consequently, the impact could be material to earnings in the period of the change.

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

Interest Rate Environment

We believe the interest rate environment will continue to impact our business and financial performance in the future for several reasons, including the following:

•
Our General Account investment portfolio consists predominantly of fixed income investments. In the near term, and absent further material change in yields available on investments, we expect the yield we earn on new investments will be lower than the yields we earn on maturing investments, which were generally purchased in environments where interest rates were higher than current levels. If interest rates were to rise, we expect the yield on our new money investments would also rise and gradually converge toward the yield of those maturing assets.

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

•
A prolonged low interest rate environment also may subject us to increased hedging costs or an increase in the amount of statutory reserves that our insurance subsidiaries are required to hold for GMxB features, lowering their statutory surplus, which would adversely affect their ability to pay dividends to us. In addition, it may also increase the perceived value of GMxB features to our policyholders, which in turn may lead to a higher rate of annuitization and higher persistency of those products over time. Finally, low interest rates may continue to cause an acceleration of deferred acquisition costs (“DAC”) amortization or reserve increase due to loss recognition for interest sensitive products, primarily for our Protection Solutions segment.

Regulatory Developments

Our life insurance subsidiaries are regulated primarily at the state level, with some policies and products also subject to federal regulation. On an ongoing basis, regulators refine capital requirements and introduce new reserving standards. Regulations recently adopted or currently under review can potentially impact our statutory reserve and capital requirements.

•
National Association of Insurance Commissioners (“NAIC”). In 2015, the NAIC Financial Condition (E) Committee established a working group to study and address regulatory issues resulting from variable annuity captive reinsurance transactions, including reforms that would improve the current statutory reserve and risk-based capital (“RBC”) framework for insurance companies that sell variable annuity products. In August 2018, the NAIC adopted the new framework developed and proposed by this working group, to take effect January 2020, and which has now been referred to various other NAIC committees to develop the full implementation details. Among other changes, the new framework includes new prescriptions for reflecting hedge effectiveness, investment returns, interest rates, mortality and policyholder behavior in calculating statutory reserves and RBC. Once effective, it could materially change the level of variable annuity reserves and RBC requirements as well as their sensitivity to capital markets including interest rate, equity markets, volatility and credit spreads. Overall, we believe the NAIC reform is moving variable annuity capital standards towards an economic framework and is consistent with how we manage our business.

•
Fiduciary Rules/“Best Interest” Standards of Conduct. In the wake of the March 2018 federal appeals court decision to vacate the Department of Labor’s 2016 fiduciary rulemaking (the “Rule”), the SEC and NAIC as well as state regulators are currently considering whether to apply an impartial conduct standard similar to the Rule to recommendations made in connection with certain annuities and, in one case, to life insurance policies. For example, in July 2018, the NYDFS issued a final version of Regulation 187 that adopts a “best interest” standard for recommendations regarding the sale of life insurance and annuity products in New York. Regulation 187 takes effect on August 1, 2019 with respect to annuity sales and February 1, 2020 for life insurance sales and is applicable to sales of life insurance and annuity products in New York. We are currently assessing Regulation 187 to determine the impact it may have on our business. Beyond the New York regulation, the likelihood of enactment of any such state-based regulation is uncertain at this time, but if implemented, these regulations could have adverse effects on our business and consolidated results of operations.

•
In April 2018, the SEC released a set of proposed rules that would, among other things, enhance the existing standard of conduct for broker-dealers to require them to act in the best interest of their clients; clarify the nature of the fiduciary obligations owed by registered investment advisers to their clients; impose new disclosure requirements aimed at ensuring investors understand the nature of their relationship with their investment professionals; and restrict certain broker-dealers and their financial professionals from using the terms “adviser” or “advisor”. The SEC accepted public comments on its rulemaking through August 7, 2018. Although the full impact of the proposed rules can only be measured when the implementing regulations are adopted, the intent of this provision is to authorize the SEC to impose on broker-dealers’ fiduciary duties to their customers similar to those that apply to investment advisers under existing law. We are currently assessing these proposed rules to determine the impact they may have on our business.

•
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

Impact of Tax Cuts and Jobs Act

On December 22, 2017, President Trump signed into law the Tax Cut and Jobs Act (the “Tax Reform Act”), a broad overhaul of the U.S. Internal Revenue Code that changes long-standing provisions governing the taxation of U.S. corporations, including life insurance companies. See Note 12 of Notes to Consolidated Financial Statements for further information on the impact to the Company’s income taxes.

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

We estimate that the aggregate amount of the one-time expenses described above will be between approximately $300 million and $350 million, of which $93 million was incurred in 2017 and approximately $200 million is expected to be incurred in 2018. The increase from our previous 2018 estimate reflects the acceleration of certain initiatives into 2018 that were initially planned for 2019. Of the $200 million, $160 million has been incurred in the first nine months of 2018, with $61 million in the first quarter of 2018, $33 million in the second quarter of 2018 and $66 million in the third quarter of 2018. Furthermore, additional one-time expenses will be incurred when AXA ceases to own at least a majority of our outstanding common stock. See “Risk Factors” in the Prospectus for additional information.

Productivity Strategies
We continue to build upon our recent productivity improvements through which we have delivered more than $350 million in efficiency improvements over the last five years. Our productivity strategy includes several initiatives, including relocating some of our real estate footprint away from the New York metropolitan area, replacing or updating less efficient legacy technology infrastructure and expanding existing outsourcing arrangements, which we believe will reduce costs and improve productivity.

We anticipate that the savings from these initiatives will offset any incremental ongoing expenses that we incur as a standalone company, and we expect these initiatives to improve our operating leverage, increasing our Non-GAAP Operating Earnings by approximately $75 million pre-tax per annum by 2020.

AB has announced that it will establish its corporate headquarters in, and relocate approximately 1,050 jobs currently located in the New York metro area to, Nashville, Tennessee. For more detail on the costs and expense savings AB expects to incur as a result of this relocation, see AB’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018.

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

•	Investment (gains) losses, which includes other-than-temporary impairments of securities, sales or disposals of securities/investments, realized capital gains/losses and valuation allowances;

•	Goodwill impairment, which includes a write-down of goodwill in the first quarter of 2017.

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

The table below presents a reconciliation of Net income (loss) attributable to Holdings to Non-GAAP Operating Earnings for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Net income (loss) attributable to Holdings	$(496)	$10	$(118)	$351
Adjustments related to:
Variable annuity product features(1)	1,403	507	1,829	738
Investment (gains) losses	36	11	(44)	32
Goodwill impairment	—	—	—	369
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	24	34	182	101
Other adjustments	51	56	229	61
Income tax expense (benefit) related to above adjustments	(409)	(35)	(461)	(446)
Non-recurring tax items	84	(183)	45	(92)
Non-GAAP Operating Earnings	$693	$400	$1,662	$1,114
___________

(1)
This reconciling item was previously referred to as “GMxB product features”, but is now referred to more broadly as “Variable annuity product features.” See Note 16 to the Notes to Consolidated Financial Statements for details of adjustments related to Variable annuity product features.

Non-GAAP Operating ROC by Segment

We report Non-GAAP Operating ROC by segment for our Individual Retirement, Group Retirement and Protection Solutions segments, which is a non-GAAP financial measure used to evaluate our recurrent profitability on a consolidated basis and by segment, respectively. We calculate Non-GAAP Operating ROC by segment by dividing operating earnings (loss) on a segment basis by average capital on a segment basis, excluding AOCI and NCI, as described below. AOCI fluctuates period-to-period in a manner inconsistent with our underlying profitability drivers as the majority of such fluctuation is related to the market volatility of the unrealized gains and losses associated with our available for sale (“AFS”) securities. Therefore, we believe excluding AOCI is more effective for analyzing the trends of our operations. We do not calculate Non-GAAP Operating ROC by segment for our Investment Management & Research segment because we do not manage that segment from a return of capital perspective. Instead, we use metrics more directly applicable to an asset management business, such as AUM, to evaluate and manage that segment. For Non-GAAP Operating ROC by segment, capital components pertaining directly to specific segments such as DAC along with targeted capital are directly attributed to these segments. Targeted capital for each segment is established using assumptions supporting statutory capital adequacy levels (including CTE98) under most economic scenarios. To enhance the ability to analyze these measures across periods, interim periods are annualized. Non-GAAP Operating ROC by segment should not be used as a substitute for ROE.

The following table sets forth Non-GAAP Operating ROC by segment for our Individual Retirement, Group Retirement and Protection Solutions segments for the trailing twelve months ended September 30, 2018.

	Trailing Twelve Months Ended September 30, 2018
	Individual Retirement	Group Retirement	Protection Solutions
	(in millions)
Operating earnings(1)	$1,615	$377	$608
Average capital(2)	7,043	1,210	2,607
Non-GAAP Operating ROC	22.9%	31.2%	23.3%
_____________

(1)	Protection Solutions was favorably impacted by non-recurring items in the fourth quarter of 2017.

(2)
For average capital amounts by segment, capital components pertaining directly to specific segments such as DAC along with targeted capital are directly attributed to these segments. Targeted capital for each segment is established using assumptions supporting statutory capital adequacy levels (including CTE98) under most economic scenarios.

Non-GAAP Operating Earnings per Share

Non-GAAP Operating EPS is calculated by dividing Non-GAAP Operating Earnings by ending common shares outstanding - diluted. The following table sets forth Non-GAAP Operating EPS for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(per share amounts)
Net income (loss) attributable to Holdings	$(0.89)	$0.02	$(0.21)	$0.63
Adjustments related to:
Variable annuity product features (1)	2.50	0.90	3.26	1.32
Investment (gains) losses	0.06	0.02	(0.08)	0.06
Goodwill impairment	—	—	—	0.66
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	0.04	0.06	0.32	0.18
Other adjustments	0.10	0.10	0.41	0.10
Income tax expense (benefit) related to above adjustments	(0.73)	(0.06)	(0.82)	(0.80)
Non-recurring tax items	0.15	(0.33)	0.08	(0.16)
Non-GAAP Operating Earnings per share	$1.23	$0.71	$2.96	$1.99
________________

(1)
This reconciling item was previously referred to as “GMxB product features”, but is now referred to more broadly as “Variable annuity product features.” See Note 16 to the Notes to Consolidated Financial Statements for details of adjustments related to Variable annuity product features.

Assets Under Management (“AUM”)

AUM means investment assets that are managed by one of our subsidiaries and includes: (i) assets managed by AB, (ii) the assets in our General Account investment portfolio and (iii) the Separate Account assets of our Individual Retirement, Group Retirement and Protection Solutions businesses. Total AUM reflects exclusions between segments to avoid double counting.

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

Consolidated Results of Operations
Our consolidated results of operations are significantly affected by conditions in the capital markets and the economy because we offer market sensitive products. These products have been a significant driver of our results of operations. Because the future claims exposure on these products is sensitive to movements in the equity markets and interest rates, we have in place various hedging and reinsurance programs that are designed to mitigate the economic risks of movements in the equity markets and interest rates. The volatility in Net income attributable to Holdings for the periods presented below results from the mismatch between (i) the change in carrying value of the reserves for GMDB and certain GMIB features that do not fully and immediately reflect the impact of equity and interest market fluctuations and (ii) the change in fair value of products with the GMIB feature that has a no-lapse guarantee, and our hedging and reinsurance programs.
Ownership and Consolidation of AllianceBernstein

Our indirect, wholly owned subsidiary, AllianceBernstein Corporation, is the General Partner of AB. Accordingly, AB is consolidated in our financial statements, and its results are fully reflected in our consolidated financial statements.

As of September 30, 2018 and September 30, 2017, our economic interest in AB was approximately 65% and 47%, respectively. On April 23, 2018, Holdings purchased (i) 8,160,000 AB Units from Coliseum Reinsurance Company and (ii) all of the issued and outstanding shares of common stock of AXA-IM Holding U.S., Inc., which owns 41,934,582 AB Units (collectively, the “AB Reorganization Transactions”).

Effective Tax Rates

For interim reporting periods, the Company calculates income tax expense using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur.

Assumption Updates and Model Changes

In 2018, we began conducting our annual review of our assumptions and models during the third quarter, consistent with industry practice for public companies in our peer group.

Our annual review encompasses assumptions underlying the valuation of unearned revenue liabilities, embedded derivatives for our insurance business, liabilities for future policyholder benefits, DAC and deferred sales inducement assets. As a result of this review, some assumptions were updated, resulting in increases and decreases in the carrying values of these product liabilities and assets.

The table below presents the impact of our actuarial assumption updates during the third quarter of 2018 to our Income (loss) from continuing operations, before income taxes and Net income (loss):

For the Three and Nine months ended September 30, 2018
(in millions)
Impact of assumption updates on Net income (loss):
Variable annuity product features related assumption updates	$(366)
All other assumption updates	206
Impact of assumption updates on Income (loss) from continuing operations, before income tax	(160)
Income tax (expense) benefit on assumption updates	29
Net income (loss) impact of assumption updates	$(131)

The impact of these assumption updates on Income (loss) from continuing operations, before income taxes was a decrease of $160 million and a decrease to Net income (loss) of $131 million. This includes a $366 million unfavorable impact on the reserves for our Variable annuity product features as a result of unfavorable updates to policyholder behavior, primarily annuitization assumptions, partially offset by favorable updates to economic assumptions.

The net impact of these assumption changes in the third quarter of 2018 decreased Income (loss) from continuing operations, before income taxes by $160 million, and consisted of a decrease in Policy charges and fee income of $24 million, a decrease in Policyholders’ benefits of $673 million, an increase in Net derivative losses of $1,095 million, and a decrease in the Amortization of DAC, net of $286 million.

The table below presents the impact of our actuarial assumption updates during the third quarter of 2018 on segment revenues, benefits and other deductions, and Corporate and Other:

	For the Three and Nine months ended September 30, 2018
	Segment Revenues	Benefits and Other Deductions	Corporate and Other	Net
		(in millions)
Impact of assumption updates by segment:
Individual Retirement	$—	$59	$—	$59
Group Retirement	—	43	—	43
Protection Solutions	(24)	131	—	107
Impact of assumption updates on Corporate and Other	—	—	(3)	(3)
Total				$206

The impact of our annual review on Non-GAAP Operating earnings was favorable by $169 million, or $206 million before taking into consideration the tax impacts.

•	For the Individual Retirement segment, the impacts primarily reflect favorable updates to DAC amortization from primarily lower annuitization assumptions and other policyholder behavior updates.

•	For the Group Retirement segment, the impacts primarily reflect a favorable update reflecting lower withdrawal rates.

•
For the Protection Solutions segment, the results primarily reflect favorable updates to surrender rates, expenses and general account investment yields, partially offset by an increase in mortality assumptions. As a result of these changes, the variable and interest sensitive products in the Protection Solutions segment are no longer in loss recognition.

Non-GAAP Operating Earnings excludes items related to Variable annuity product features, such as changes in the fair value of the embedded derivatives associated with the GMIBNLG liability and the effect of benefit ratio unlock adjustments, Accordingly the $366 million unfavorable impact mentioned above, comprised of a $1,095 million increase in the fair value of the GMIBNLG liability and a $729 million decrease in Policyholders’ benefits reflected in Net income (loss) are excluded from Non-GAAP Operating Earnings. After excluding these items, the net impact of assumption changes on Non-GAAP Operating Earnings in the third quarter of 2018 decreased Policy charges and fee income by $24 million, increased Policyholder’ benefits by $56 million, and decreased Amortization of DAC, net by $286 million.

Consolidated Results of Operations

The following table summarizes our consolidated statements of income (loss) for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions, except earnings per share amounts)
REVENUES
Policy charges and fee income	$951	$953	$2,881	$2,810
Premiums	269	267	823	825
Net derivative gains (losses)	(2,006)	(316)	(2,288)	232
Net investment income (loss)	681	794	1,868	2,377
Total investment gains (losses), net	(35)	(12)	45	(32)
Investment management and service fees	1,088	1,018	3,218	2,970
Other income	135	102	376	356
Total revenues	1,083	2,806	6,923	9,538
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	318	1,077	1,812	3,900
Interest credited to policyholders’ account balances	278	255	817	743
Compensation and benefits (includes $42, $41, $122 and $123 of deferred policy acquisition costs, respectively)	548	524	1,726	1,609
Commissions and distribution related payments (includes $138, $121, $390 and $391 of deferred policy acquisition costs, respectively)	425	388	1,254	1,183
Interest expense	65	42	171	115
Amortization of deferred policy acquisition costs (net of capitalization of $180, $162, $512 and $514 of deferred policy acquisition costs, respectively)	(363)	23	(338)	(150)
Other operating costs and expenses (includes $1, $2, $3 and $6 of deferred policy acquisition costs, respectively)	430	450	1,349	1,608
Total benefits and other deductions	1,701	2,759	6,791	9,008
Income (loss) from continuing operations, before income taxes	(618)	47	132	530
Income tax (expense) benefit	175	59	23	100
Net income (loss)	(443)	106	155	630
Less: net (income) loss attributable to the noncontrolling interest	(53)	(96)	(273)	(279)
Net income (loss) attributable to Holdings	$(496)	$10	$(118)	$351

EARNINGS PER SHARE
Earnings per share - Common stock:
Basic	$(0.89)	$0.02	$(0.21)	$0.63
Diluted	$(0.89)	$0.02	$(0.21)	$0.63
Weighted average common shares outstanding:
Basic	560.3	561.0	560.8	561.0
Diluted	560.3	561.0	560.8	561.0

The following table summarizes our Non-GAAP Operating Earnings per share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions, except earnings per share amounts)
Non-GAAP Operating Earnings	$693	$400	$1,662	$1,114
Non-GAAP Operating Earnings per share, Basic	$1.24	$0.71	$2.96	$1.99
Non-GAAP Operating Earnings per share, Diluted	$1.23	$0.71	$2.96	$1.99

The following discussion compares the results for the three and nine months ended September 30, 2018 compared to the comparable 2017 period’s results.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
Net Income Attributable to Holdings

Net income (loss) attributable to Holdings decreased by $506 million, to a $496 million net loss for the three months ended September 30, 2018 from $10 million net income for the three months ended September 30, 2017, primarily driven by the following notable items:

•	Net derivative losses increased by $1,690 million mainly due to assumption updates in the third quarter of 2018 and increases in interest rates and equity markets.

•	Net investment income decreased by $113 million mainly due to a change in the market value of trading securities primarily driven by higher interest rates.

•
Commissions and distribution related payments increased by $37 million mainly driven by higher sales and assets in our Individual Retirement segment and higher revenues from AXA Advisors broker dealer AUA due to higher equity markets and net inflows.

•	Investment losses increased by $23 million primarily due to losses on the sale of fixed maturities, mainly U.S. Treasury securities.

•	Interest credited to policyholders’ account balances increased by $23 million mainly due to higher SCS AV driven by new business growth.

•	Interest expense increased by $23 million due to the issuance of $4.1 billion of debt in the second quarter of 2018.

Partially offsetting this decrease were the following notable items:

•	Policyholders’ benefits decreased by $759 million, mainly due to the favorable impact of assumption updates in the third quarter of 2018.

•	Amortization of DAC, net decreased by $386 million mainly due to the favorable impact of assumption updates in the third quarter of 2018.

•
Revenues from fees and related items, including Policy charges and fee income, Premiums, Investment management and service fees, and Other income, increased by $103 million mainly due to our Investment Management and Research segment reflecting higher base fees reflecting an increase in average AUM of 4% and higher in performance fees, as well as higher average AV from net flows and higher equity markets in other segments.

•	Income tax benefit increased by $116 million primarily due to a pre-tax loss in 2018.

•	Net income attributable to the noncontrolling interest decreased by $37 million due to an increase in economic interest in AB from 47% to 65%, partially offset by an increase in AB’s Net income.

See “Assumption Updates and Model Changes” for more information regarding assumption updates in the third quarter of 2018.

Non-GAAP Operating Earnings

Non-GAAP Operating Earnings increased by $293 million to $693 million during the three months ended September 30, 2018 from $400 million in the three months ended September 30, 2017, primarily driven by the following notable items:

•	Amortization of DAC, net decreased by $377 million, mainly due to the favorable impact of assumption updates in the third quarter of 2018.

•
Revenue from fees and related items (“Fee-type revenue”), including Policy charges, fee income and premiums and Investment management, service fees and other income increased by $103 million mainly due to our Investment Management and Research segment reflecting higher base fees resulting from an increase in average AUM of 4% and an increase in performance fees, as well as higher average AV from net flows and higher equity markets in other segments.

•	Net investment income increased by $15 million mainly due to the General Account portfolio optimization and higher asset balances.

•	Income tax expense decreased by $25 million driven by the impact of a lower effective tax rate due to the Tax Reform Act, partially offset by higher pre-tax earnings.
Partially offsetting this increase were the following notable items:

•	Policyholders’ benefits increased by $126 million primarily due to the unfavorable impact of assumption updates in the third quarter of 2018 and higher mortality experience.

•
Commissions and distribution related payments increased by $37 million mainly driven by higher sales and assets in our Individual Retirement segment and higher revenues from AXA Advisors broker dealer AUA due to higher equity markets and net inflows.

•	Interest expense increased by $34 million due to the issuance of $4.1 billion of debt in the second quarter of 2018.

•	Other operating costs and expenses increased by $30 million mainly due to our Investment Management and Research segment driven by higher compensation resulting from higher fee income.

•	Interest credited to policyholders’ account balances increased by $22 million mainly driven by Individual Retirement reflecting higher SCS AV due to higher sales.

See “Assumption Updates and Model Changes” for more information regarding assumption updates in the third quarter of 2018.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net Income Attributable to Holdings

Net income (loss) attributable to Holdings decreased by $469 million, to a net loss of $118 million for the first nine months of 2018 from $351 million net income for the first nine months of 2017, primarily driven by the following notable items:

•
Net derivative losses increased by $2,520 million mainly due to the unfavorable impact of assumption updates in the third quarter of 2018 compared to the favorable impact of assumption updates in the first nine months of 2017.

•	Decrease in Net investment income of $509 million, mainly due to a change in the market value of trading securities supporting our Individual Retirement products due to higher interest rates.

•
Compensation and benefits increased by $117 million mainly due to the loss resulting from the annuity purchase transaction and partial settlement of the employee pension plan in the first quarter of 2018.

•	Interest credited to policyholders’ account balances increased by $74 million, mainly driven by higher SCS AV due to new business growth.

•	Increase in Interest expense of $56 million due to the issuance of $4.1 billion of debt in the second quarter of 2018.

•
Income tax benefit decreased by $78 million driven by a decrease in pre-tax earnings, and the tax benefit in 2017 related to the conclusion of an IRS audit for tax years 2008 and 2009 in the first nine months of 2017, partially offset by a lower effective tax rate due to the Tax Reform Act, as well as the permanent differences of a one-time goodwill impairment in the first nine months of 2017.

Partially offsetting this decrease were the following notable items:

•
Policyholder’s benefits decreased by $2,088 million mainly due to the favorable impact of assumption updates in the third quarter of 2018 compared to the unfavorable impact of assumption updates in the first nine months of 2017.

•
Revenue from fees and related items, including Policy charges and fee income, Premiums, Investment management and service fees, and Other income increased by $337 million  mainly driven by our Investment Management and Research segment, primarily due to higher base fees reflecting an increase in average AUM of 8% and an increase in performance fees, as well as higher average AV from net flows and higher equity markets.

•
Other operating costs and expenses decreased by $259 million mainly due to a non-recurring goodwill impairment charge in the first six months of 2017 resulting from the Company’s adoption of new accounting guidance for goodwill on January 1, 2017, partially offset by higher IPO related separation costs.

•	Amortization of DAC, net decreased by $188 million mainly due to the favorable impact of assumption updates in the third quarter of 2018.

•	Net investment gains increased by $77 million, primarily due to the sale of fixed maturities.

See “Assumption Updates and Model Changes” for more information regarding assumption updates in the third quarter of 2018.

Non-GAAP Operating Earnings

Non-GAAP Operating Earnings increased by $548 million to $1,662 million during the nine months ended September 30, 2018 from $1,114 million in the nine months ended September 30, 2017, primarily driven by the following notable items:

•
Policyholders’ benefits decreased by $493 million primarily due to a decrease in our Individual Retirement segment reflecting an improvement in GMxB margins, mainly driven by a reserve strengthening in the second quarter of 2017 (the decrease in Policyholders’ benefits was partially offset by a $362 million decrease in derivative gains mainly in Individual Retirement).

•
Fee-type revenue increased by $415 million mainly due to our Investment Management and Research segment reflecting higher base fees resulting from an increase in average AUM of 8% from equity markets and the positive impact of adopting a new revenue recognition standard (ASC 606) in 2018, which allows the recognition of certain performance based fees. Insurance segments also increased as a result of higher equity markets.

•	Amortization of DAC, net decreased by $201 million, mainly due to the favorable impact of assumption updates in the third quarter of 2018.

•	Net investment income increased by $62 million mainly due to the General Account portfolio optimization and higher asset balances.

•	Income tax expense decreased by $61 million driven by a lower effective tax rate due to the Tax Reform Act, partially offset by tax expense on higher pre-tax earnings.

Partially offsetting this increase were the following notable items:

•
Other operating costs and expenses increased by $89 million mainly due to an increase in our Investment Management and Research segment driven by higher compensation resulting from higher fees. Excluding Investment Management and Research, expenses were down $9 million due to productivity initiatives.

•	Interest credited to policyholders’ account balances increased by $74 million mainly driven by Individual Retirement reflecting higher SCS AV due to growth in product sales.

•	Commissions and distribution related payments increased by $71 million mainly driven by higher revenue from AXA Advisors broker dealer AUA due to equity markets and net inflows.

•	Interest expense increased by $67 million due to the issuance of $4.1 billion of debt in the second quarter of 2018.

See “Assumption Updates and Model Changes” for more information regarding assumption updates in the third quarter of 2018.

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

Effective Tax Rates by Segment

For interim reporting periods, the Company calculates income tax expense using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. Income tax expense is calculated using the ETR and then allocated to the Company's business segments using a 18% ETR for our retirement and protection businesses (Individual Retirement, Group Retirement, and Protection Solutions) and a 26% ETR for Investment Management and Research.

The following table summarizes Operating earnings (loss) by segment and Corporate and Other for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Operating earnings (loss):
Individual Retirement	$434	$326.0	$1,207	$844
Group Retirement	134	85.0	287	193
Investment Management and Research	96	45.0	274	138
Protection Solutions	137	(3.0)	160	54
Corporate and Other	(108)	(53.0)	(266)	(115)
Non-GAAP Operating Earnings	$693	$400	$1,662	$1,114

Individual Retirement
The Individual Retirement segment includes our variable annuity products which primarily meet the needs of individuals saving for retirement or seeking retirement income.

The following table summarizes Operating earnings of our Individual Retirement segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Operating earnings	$434	$326	$1,207	$844

Key components of Operating earnings are:

REVENUES
Policy charges, fee income and premiums	$560	$531	$1,619	$1,560
Net investment income	247	211	733	609
Investment gains (losses), net including derivative gains (losses)	69	73	(52)	340
Investment management, service fees and other income	194	183	573	549
Segment revenues	1,070	998	2,873	3,058

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	312	272	608	1,082
Interest credited to policyholders’ account balances	63	49	176	126
Commissions and distribution related payments(1)	166	144	462	458
Amortization of deferred policy acquisition costs, net(2)	(102)	(49)	(196)	(195)
Compensation and benefits and other operating costs and expenses(3)	122	131	367	405
Interest expense	—	(7)	—	—
Segment benefits and other deductions	$561	$540	$1,417	$1,876
_______________
(1) Includes $89 million, $73 million, $241 million and $243 million of deferred policy acquisition costs.
(2) Net of capitalization of $107 million, $92 million, $295 million, and $304 million.

(3) Includes $18 million, $19 million, $53 million, and $62 million of deferred policy acquisition costs.

The following table summarizes a roll forward of AV for our Individual Retirement segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Balance as of beginning of period	$103,114	$98,570	$103,423	$93,604
Gross premiums	1,991	1,749	5,834	5,850
Surrenders, withdrawals and benefits	(2,249)	(1,893)	(6,703)	(5,604)
Net flows	(258)	(144)	(869)	246
Investment performance, interest credited and policy charges	2,889	2,510	3,191	7,086
Balance as of end of period	$105,745	$100,936	$105,745	$100,936

General Account	$21,404	$18,297	$21,404	$18,297
Separate Accounts	84,341	82,639	84,341	82,639
Total AV	$105,745	$100,936	$105,745	$100,936

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017 for the Individual Retirement Segment
Operating earnings

Operating earnings increased by $108 million to $434 million in the three months ended September 30, 2018 from $326 million in the three months ended September 30, 2017 primarily attributable to the following:

•
Amortization of DAC, net decreased by $53 million primarily driven by the favorable impact of the assumption updates in the third quarter of 2018 which reflect lower client annuitization generating higher base product fees over the life of the contract.

•	Increase in Net investment income of $36 million, resulting from higher asset balances mainly driven by SCS sales and General Account portfolio optimization.

•	Fee-type revenue increased by $41 million due to higher Separate Account AV from higher equity market performance.

•	Decrease in Income tax expense of $55 million was driven by a lower effective tax rate due to the Tax Reform Act, partially offset by higher pre-tax operating earnings.

The increase was partially offset by:

•	Net decrease of $54 million in operating earnings from our GMxB block, primarily due to higher claims.

•	Increase in Commissions and distribution related payments of $22 million due to higher sales and assets.

•	Interest credited to policyholders’ account balances increased by $14 million primarily due to SCS products.

See “Assumption Updates and Model Changes” for more information regarding assumption updates in the third quarter of 2018

Net Flows and AV

•	The increase in AV of $4.8 billion was due to higher equity markets offsetting net outflows in the Company’s older fixed-rate GMxB block.

•
Net outflows were $258 million, driven by surrenders in the Company’s older fixed rate GMxB block partially offset by higher deposits. Deposits were $242 million higher driven by September 2018 sales being stronger than 2017 sales.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017 for the Individual Retirement Segment
Operating earnings

Operating earnings increased by $363 million to $1,207 million in the first nine months of 2018 from $844 million in the first nine months of 2017 primarily attributable to the following:

•	Increase in Net investment income of $124 million resulting from higher asset balances mainly driven by SCS sales and General Account portfolio optimization.

•	Fee-type revenue increased by $84 million due to higher Separate Accounts AV from higher equity market performance and higher premium income from payout annuities.

•	Improvement in GMxB results of $66 million primarily due to an assumption update in the second quarter of 2017 resulting in higher reserves.

•	Operating expenses decreased by $37 million due to lower acquisition expenses and productivity initiatives.

•	Decrease in Income tax expense of $85 million driven by a lower effective tax rate due to the Tax Reform Act, partially offset by higher pre-tax operating earnings.

The increase was partially offset by:

•	Increase in Interest credited to policyholders’ account balances of $50 million primarily due to SCS products.

See “Assumption Updates and Model Changes” for more information regarding assumption updates in the third quarter of 2018

Net Flows and AV

•	Increase in AV of $4.8 billion was due to higher equity markets offset by outflows in the Company’s older fixed-rate GMxB block.

•
Net outflows of $869 million primarily driven by $3.1 billion of outflows on the Company’s older fixed-rate GMxB block, which were partially offset by $2.2 billion of net inflows on our newer less capital intensive products.

Group Retirement
The Group Retirement segment offers tax-deferred investment and retirement plans sponsored by educational entities, municipalities and not-for-profit entities as well as small and medium-sized businesses.

The following table summarizes Operating earnings of our Group Retirement segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Operating earnings	$134	$85	$287	$193

Key components of Operating earnings are:

REVENUES
Policy charges, fee income and premiums	$70	$51	$204	$171
Net investment income	140	150	395	391
Investment gains (losses), net including derivative gains (losses)	—	2	1	(6)
Investment management, service fees and other income	52	45	145	129
Segment revenues	262	248	745	685
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	3	—	3	—
Interest credited to policyholders’ account balances	72	71	216	211
Commissions and distribution related payments(1)	22	20	72	67
Amortization of deferred policy acquisition costs, net(2)	(56)	(23)	(82)	(53)
Compensation and benefits and other operating costs and expenses(3)	63	62	191	193
Interest expense	—	—	—	—
Segment benefits and other deductions	$104	$130	$400	$418
_________________

(1)	Includes $14 million, $15 million, $42 million and $45 million of deferred policy acquisition costs.

(2)	Net of capitalization of $21 million, $21 million, $65 million and $61 million.

(3)	Includes $8 million, $6 million, $23 million and $16 million of deferred policy acquisition costs.

The following table summarizes a roll-forward of AV for our Group Retirement segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Balance as of beginning of period	$34,649	$31,982	$33,906	$30,138
Gross premiums	744	673	2,466	2,345
Surrenders, withdrawals and benefits	(844)	(677)	(2,314)	(2,098)
Net flows	(100)	(4)	152	247
Investment performance, interest credited and policy charges	1,027	879	1,518	2,472
Balance as of end of period	$35,576	$32,857	$35,576	$32,857

General Account	$11,587	$11,316	$11,587	$11,316
Separate Accounts	23,989	21,541	23,989	21,541
Total AV	$35,576	$32,857	$35,576	$32,857

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017 for the Group Retirement Segment
Operating earnings

Operating earnings increased by $49 million to $134 million for the three months ended September 30, 2018 from $85 million in the three months ended September 30, 2017 primarily attributable to the following:

•	Increase in fee-type revenue of $27 million due to an 11% increase in the separate accounts AV reflecting higher equity markets.

•	Amortization of DAC, net decreased by $33 million mainly due to the favorable impact of the third quarter of 2018 assumption updates related to higher persistency reflecting client engagement.

The increase was partially offset by the following:

•	Net investment income decreased by $10 million mainly driven by 2017 non-repeating gains in alternative investments.

See “Assumption Updates and Model Changes” for more information regarding assumption updates in the third quarter of 2018

Net Flows and AV

•	The increase in AV of $2.7 billion was primarily due to higher equity markets.

•	Net outflows were $100 million, mainly driven by seasonality in the tax-exempt market.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017 for the Group Retirement Segment
Operating earnings

Operating earnings increased by $94 million to $287 million for the first nine months of 2018 from $193 million in the first nine months of 2017.

The increase is primarily attributable to the following:

•	Fee-type revenue increased by $50 million mainly due to an increase in Separate Accounts AV reflecting higher equity markets.

•	Amortization of DAC, net decreased by $29 million mainly due to the favorable impact of assumption updates in the third quarter of 2018 related to higher persistency.

•	Increase in Investment gains (losses), net including derivative gains (losses) of $7 million was due to a 2017 non-repeating loss on derivatives.

•	Decrease in Income tax expense of $15 million driven by lower effective tax rate due to the Tax Reform Act, partly offset by higher pre-tax operating earnings.

The increase was partially offset by the following:

•	Increase in the total of Interest credited to policyholders’ account balances and Commissions and distribution related payments of $10 million was primarily due to new business and AV growth.

See “Assumption Updates and Model Changes” for more information regarding assumption updates in the third quarter of 2018

Net Flows and AV

•	The increase in AV of $2.7 billion was primarily due to higher equity markets and positive net flows.

•	Net flows were $152 million, driven by growth in inflows and continuous improved client engagement.

Investment Management and Research
The Investment Management and Research segment provides diversified investment management, research and related services to a broad range of clients around the world. Operating earnings presented here represents our economic interest in AB of approximately 65% after the purchase of units in the second quarter of 2018 (See Note 1 of Notes to Consolidated Financial Statements for further information). At September 30, 2017, the Company’s economic interest in AB was approximately 47%.

The following table summarizes Operating earnings of our Investment Management and Research segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Operating earnings	$96	$45	$274	$138

Key components of Operating earnings are:

REVENUES
Policy charges, fee income and premiums	$—	$—	$—	$—
Net investment income	7	9	14	32
Investment gains (losses), net including derivative gains (losses)	(6)	(5)	(4)	(20)
Investment management, service fees and other income	850	788	2,592	2,295
Segment revenues	851	792	2,602	2,307

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	—	—	—	—
Interest credited to policyholders’ account balances	—	—	—	—
Commissions and distribution related payments	107	106	323	305
Amortization of deferred policy acquisition costs, net	—	—	—	—
Compensation and benefits and other operating costs and expenses(3)	539	510	1,614	1,516
Interest expense	3	2	7	5
Segment benefits and other deductions	$649	$618	$1,944	$1,826

Changes in AUM in the Investment Management and Research segment for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in billions)
Balance as of beginning of period	$539.8	$516.6	$554.5	$480.2
Long-term flows:
Sales/new accounts	19.3	20.0	72.6	59.4
Redemptions/terminations	(13.3)	(13.9)	(67.9)	(46.7)
Cash flow/unreinvested dividends	(4.7)	(1.6)	(13.5)	(3.7)
Net long-term (outflows) inflows	1.3	4.5	(8.8)	9.0
Market appreciation (depreciation)	9.3	13.8	4.7	45.7
Net change	10.6	18.3	(4.1)	54.7
Balance as of end of period	$550.4	$534.9	$550.4	$534.9

Average AUM in the Investment Management and Research segment for the periods presented by distribution channel and investment services were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in billions)
Distribution Channel:
Institutions	$256.6	$257.1	$261.1	$250.1
Retail	194.0	181.7	193.4	173.4
Private Wealth Management	96.3	87.8	95.0	85.3
Total	$546.9	$526.6	$549.5	$508.8
Investment Service:
Equity Actively Managed	$152.4	$128.0	$147.3	$121.9
Equity Passively Managed(1)	55.3	51.1	54.3	49.9
Fixed Income Actively Managed – Taxable	225.5	240.7	233.4	233.4
Fixed Income Actively Managed – Tax-exempt	41.9	39.6	41.2	38.5
Fixed Income Passively Managed(1)	10.0	9.9	10.0	10.4
Other(2)	61.8	57.3	63.3	54.7
Total	$546.9	$526.6	$549.5	$508.8
____________

(1)	Includes index and enhanced index services.

(2)	Includes multi-asset solutions and services, and certain alternative investments.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017 for the Investment Management and Research Segment
Operating earnings

Operating earnings increased by $51 million in the three months ended September 30, 2018 to $96 million from $45 million in the three months ended September 30, 2017 primarily attributable to the following:

•	Increase in ownership of AB from a blended rate of approximately 65% for the three months ended September 30, 2018 compared to approximately 46% during the three months ended September 30, 2017.

•	Increase in fee-type revenue of $62 million primarily due to higher base fees resulting from a 4% increase in average AUM and an increase in performance fees.

This was partially offset by the following:

•	Higher Segment benefits and other deductions of $32 million due to higher compensation and benefits offset by lower general and administrative expenses.

Long-Term Net Flows and AUM

•
Total AUM as of September 30, 2018 was $550.4 billion, with a net change of $10.6 billion, or 2%, compared to June 30, 2018, $15.5 billion or 3%, compared to September 30, 2017. During the third quarter of 2018, AUM increased as a result of market appreciation of $9.3 billion, and net inflows of $1.3 billion (net inflows of $1.2 billion and $0.3 billion for Retail and Private Wealth Management, respectively, offset by Institutional net outflows of $0.2 billion).

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017 for the Investment Management and Research Segment
Operating earnings

Operating earnings increased by $136 million in the first nine months of 2018 to $274 million from $138 million in the first nine months of 2017 primarily attributable to the following:

•	Increase in ownership of AB from a blended rate of approximately 57% for the first nine months of 2018 compared to approximately 46% during the first nine months of 2017.

•
Increase in fee-type revenue of $297 million primarily due to higher base fees resulting from a 8% increase in average AUM and additionally an increase in performance fees. Operating earnings includes an increase in revenues of $78 million from the impact of adopting the new revenue recognition standard (ASC 606) in 2018 which allows the recognition of certain performance based fees.

This decrease was partially offset by the following:

•	Decrease in Net Investment income of $18 million due to lower investment income on company sponsored funds.

•	Higher Compensation, benefits, interest expense and other operating costs of $98 million, including $43 million related to the impact of adoption of revenue recognition standard (ASC 606) in 2018.

•	Higher commissions and distribution related payments of $18 million.

•	Income tax expense increased $13 million driven by higher pre-tax earnings offset by a lower effective tax rate due to the Tax Reform Act.

Long-Term Net Flows and AUM

•
Total AUM as of September 30, 2018 was $550.4 billion, down $4.1 billion, or 1%, compared to December 31,2017. During the nine months ended September 30, 2018, AUM decreased as a result of net outflows of $8.8 billion (Institutional net outflows of $11.0 billion, and Retail net outflows of $0.7 billion, offset by net inflows of $2.9 billion for Private Wealth Management) offset by market appreciation of $4.7 billion.

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

The following table summarizes Operating earnings of our Protection Solutions segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Operating earnings	$137	$(3)	$160	$54

Key components of Operating earnings are:

REVENUES
Policy charges, fee income and premiums	$485	$518	$1,562	$1,559
Net investment income	233	226	647	607
Investment gains (losses), net including derivative gains (losses)	2	3	4	4
Investment management, service fees and other income	55	51	165	160
Segment Revenues	775	798	2,378	2,330

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	515	432	1,343	1,265
Interest credited to policyholders’ account balances	117	119	359	355
Commissions and distribution related payments(1)	66	65	207	201
Amortization of deferred policy acquisition costs, net(2)	(192)	90	(47)	113
Compensation and benefits and other operating costs and expenses(3)	104	104	324	331
Interest expense	—	—	—	—
Segment benefits and other deductions	$610	$810	$2,186	$2,265
______________

(1)	Includes $36 million, $33 million, $106 million and $103 million of deferred policy acquisition costs.

(2)	Net of capitalization of $51 million, $49 million, $152 million and $148 million.

(3)	Includes $15 million, $15 million, $46 million and $45 million of deferred policy acquisition costs.

The following table summarizes Protection Solutions Reserves for our Protection Solutions segment as of the dates presented:

	September 30, 2018	December 31, 2017
	(in millions)
Protection Solutions Reserves(1)
General Account	$16,372	$16,101
Separate Accounts	13,055	12,643
Total Protection Solutions Reserves	$29,427	$28,744
______________

(1)	Does not include Protection Solutions Reserves for our employee benefits business as it is a start-up business and therefore has immaterial in-force policies.

	September 30, 2018	December 31, 2017
	(in billions)
In-force Face Amounts for Protection Solutions(1)
Universal life(2)	$56.8	$59.8
Indexed universal life	22.2	19.8
Variable universal life(3)	128.1	128.9
Term	234.2	235.3
Whole life	1.5	1.6
Total in-force face amount	$442.8	$445.4
______________

(1)	Includes individual life insurance and does not include employee benefits as it is a start-up business and therefore has immaterial in-force policies.

(2)	Universal Life includes Guaranteed Universal Life.

(3)	Variable Universal Life includes VL and COLI.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017 for the Protection Solutions Segment
Operating earnings

Operating earnings increased by $140 million to $137 million in the three months ended September 30, 2018 from a loss of $3 million in the three months ended September 30, 2017 primarily attributable to the following:

•
Amortization of DAC, net decreased by $282 million driven by a $279 million decrease in DAC amortization before capitalization. This decrease was mainly driven by the favorable impact of the assumption updates in the third quarter of 2018 and lower baseline amortization.

This increase was partially offset by the following:

•
Policyholders’ benefits increased by $83 million mainly due to the unfavorable impact of the assumption updates in the third quarter of 2018, combined with higher mortality experience and higher reserve accrual.

•	Fee-type revenue decreased by $29 million mainly due to the unfavorable impact of assumption updates in the third quarter of 2018.

•	Income tax expense increased by $37 million driven by higher pre-tax earnings, partially offset by the impact of a lower effective tax rate due to the Tax Reform Act.

See “Assumption Updates and Model Changes” for more information regarding assumption updates in the third quarter of 2018.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017 for the Protection Solutions Segment
Operating earnings

Operating earnings increased by $106 million to $160 million in the first nine months of 2018 from $54 million in the first nine months of 2017 primarily attributable to the following:

•
Amortization of DAC, net decreased by $160 million driven by a $156 million decrease in DAC amortization before capitalization. This decrease was mainly driven by the favorable impact of assumption updates in the third quarter of 2018 and lower baseline amortization.

•	Net investment income increased by $40 million primarily due to higher asset balances and the positive impact of our General Account portfolio optimization.

•	Increase of $8 million in fee-type revenue was mainly due to higher Separate Accounts AV.

This increase was partially offset by the following:

•	Increase of $78 million in Policyholders’ benefits mainly due to the unfavorable impact of assumption updates in the third quarter of 2018 and higher mortality experience.

•	Commissions and related payments increased by $6 million reflecting growing sales of our employee benefits products.

•	Income tax expense increased by $21 million driven by higher pre-tax earnings, partially offset by the impact of a lower effective tax rate due to the Tax Reform Act.

See “Assumption Updates and Model Changes” for more information regarding assumption updates in the third quarter of 2018.

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

The following table summarizes Operating earnings (loss) of Corporate and Other for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Operating earnings (loss)	$(108)	$(53)	$(266)	$(115)

General Account Investment Portfolio
The General Account investment portfolio supports the insurance and annuity liabilities of our Individual Retirement, Group Retirement and Protection Solutions businesses. Our investment portfolio strategy seeks to achieve sustainable risk-adjusted returns by focusing on principal preservation, investment return, duration, liquidity and the diversification of risks. Investments are made according to investment policies that contain internally established guidelines and are required to comply with applicable laws and insurance regulations. Risk limits are established for credit, market, liquidity and concentration risks across asset classes and issuers.

The investment portfolio consists primarily of investment grade fixed maturities and short-term investments, commercial and agricultural mortgage loans, below investment grade fixed maturities, alternative investments and other instruments. Fixed maturities include publicly issued corporate bonds, government bonds, privately placed notes and bonds, bonds issued by states and municipalities, mortgage-backed securities and asset-backed securities.

As part of our asset and liability management strategies, we maintain a weighted average duration for our portfolio that is within an acceptable range of the estimated duration of our liabilities given our risk appetite and hedging programs. The investment portfolio includes credit derivatives used to replicate exposure to individual securities or pools of securities as a means of achieving credit exposure similar to bonds of the underlying issuer(s) more efficiently. In addition, from time to time we use derivatives for hedging purposes to reduce our exposure to equity markets, interest rates and credit spreads.

Investment portfolios are primarily managed by legal entity with dedicated portfolios for certain blocks of business. For portfolios that back multiple product groups, investment results are allocated to business segments.
For further investment information, please refer to Note 3 in the Notes to the Consolidated Financial Statements.

Investment Results of the General Account Investment Portfolio

The following table summarizes the General Account investment portfolio results with non-GAAP operating earnings adjustments by asset category for the periods indicated. This presentation is consistent with how we measure investment performance for management purposes.

	Three Months Ended September 30,
	2018		2017
	Yield	Amount	Yield	Amount
	(Dollars in millions)
Fixed Maturities:
Income (loss)	3.85%	$428	3.49%	$370
Ending assets		44,212		42,616
Mortgages:
Income (loss)	4.30%	124	4.36%	112
Ending assets		12,070		10,623

	Three Months Ended September 30,
	2018		2017
	Yield	Amount	Yield	Amount
	(Dollars in millions)
Real Estate Held for Production of Income
Interest expense and other	(0.73)%	(1)	(4.39)%	(6)
Ending liabilities		54		394
Other Equity Investments:
Income (loss)	7.05%	23	14.09%	44
Ending assets		1,325		1,280
Policy Loans:
Income	5.41%	51	5.62%	54
Ending assets		3,739		3,824
Cash and Short-term Investments:
Income	0.79%	9	1.19%	15
Ending assets		3,788		5,570
Repurchase and Funding agreements:
Interest expense and other		(27)		(19)
Ending assets (liabilities)		(4,891)		(4,550)
Total Invested Assets:
Income	3.98%	607	3.67%	570
Ending assets		60,297		59,757
Short Duration VA:
Income	2.58%	84	2.21%	55
Ending assets		14,084		11,352
Total:
Investment Income	3.74%	691	3.67%	624
Less: investment fees	(0.09)%	(15)	(0.05)%	(9)
Investment Income, Net	3.65%	$676	3.62%	$615
Ending Net Assets		$74,381		$71,109

	Nine Months Ended September 30,				Year Ended December 31, 2017
	2018		2017
	Yield	Amount	Yield	Amount
	(Dollars in millions)
Fixed Maturities:
Income (loss)	3.83%	$1,280	3.87%	$1,229	$1,628
Ending assets		44,212		42,616	45,751
Mortgages:
Income (loss)	4.19%	362	4.44%	341	454
Ending assets		12,070		10,623	10,952

	Nine Months Ended September 30,				Year Ended December 31, 2017
	2018		2017
	Yield	Amount	Yield	Amount
Real Estate Held for Production of Income:
Interest expense and other	(4.35)%	(6)	(2.99)%	(3)	2
Ending assets (liabilities)		54		394	390
Other Equity Investments(1):
Income (loss)	8.69%	85	13.09%	123	169
Ending assets		1,325		1,280	1,289
Policy Loans:
Income (loss)	5.62%	159	5.74%	165	221
Ending assets		3,739		3,824	3,819
Cash and Short-term Investments:
Income (loss)	0.72%	25	0.63%	24	32
Ending assets		3,788		5,570	4,539
Repurchase and Funding agreements:
Interest expense and other		(76)		(50)	(71)
Ending assets (liabilities)		(4,891)		(4,550)	(4,882)
Total Invested Assets:
Income (loss)	3.99%	1,829	4.20%	1,829	2,436
Ending assets		60,297		59,757	61,858
Short Duration VA:
Income (loss)	2.35%	229	1.91%	142	206
Ending assets		14,084		11,352	11,945
Total:
Investment Income (loss)	3.71%	2,058	3.86%	1,971	2,642
Less: investment fees	(0.08)%	(44)	(0.08)%	(40)	(59)
Investment Income, Net	3.63%	$2,014	3.78%	$1,932	$2,583
Ending Net Assets		$74,381		$71,109	$73,803
______________

(1)	Includes other invested assets of $169 million as of September 30, 2018, $33 million as of September 30, 2017 and $25 million as of December 31, 2017.

Fixed Maturities

The fixed maturity portfolio consists largely of investment grade corporate debt securities and includes significant amounts of U.S. government and agency obligations. The limited below investment grade securities in the General Account portfolio consist of “fallen angels” originally purchased as investment grade, as well as short duration public high yield securities and loans to middle market companies.

Fixed Maturities by Industry

The following table sets forth these fixed maturities by industry category as of the dates indicated along with their associated gross unrealized gains and losses.

Fixed Maturities by Industry(1)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total (%)
	(in millions)
At September 30, 2018:
Corporate Securities:
Finance	$5,990	$75	$125	$5,940	14%
Manufacturing	8,624	108	230	8,502	20%
Utilities	4,324	87	127	4,284	10%
Services	3,853	54	88	3,819	9%
Energy	2,143	47	44	2,146	5%
Retail and wholesale	1,676	14	35	1,655	4%
Transportation	1,240	28	43	1,225	3%
Other	130	3	—	133	—%
Total corporate securities	27,980	416	692	27,704	64%
U.S. government and agency	14,037	137	732	13,442	31%
Residential mortgage-backed(2)	234	9	1	242	1%
Preferred stock	480	31	8	503	1%
State & municipal	417	43	1	459	1%
Foreign governments	440	18	10	448	1%
Asset-backed securities	624	2	6	620	1%
Total	$44,212	$656	$1,450	$43,418	100%

At December 31, 2017
Corporate Securities:
Finance	$5,824	$200	$7	$6,017	13%
Manufacturing	7,546	289	15	7,820	17%
Utilities	4,032	210	13	4,229	9%
Services	3,307	130	15	3,422	7%
Energy	1,980	101	9	2,072	4%
Retail and wholesale	1,404	36	3	1,437	3%
Transportation	957	58	3	1,012	2%
Other	128	7	—	135	—%
Total corporate securities	25,178	1,031	65	26,144	55%
U.S. government and agency	17,744	1,000	251	18,493	39%
Residential mortgage-backed(2)	797	22	1	818	2%
Preferred stock	470	43	1	512	1%
State & municipal	422	67	—	489	1%
Foreign governments	395	29	5	419	1%
Asset-backed securities	745	5	1	749	1%
Total	$45,751	$2,197	$324	$47,624	100%
______________

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

(2)	Includes publicly traded agency pass-through securities and collateralized obligations.

Fixed Maturities Credit Quality

The Securities Valuation Office (“SVO”) of the NAIC evaluates the investments of insurers for regulatory reporting purposes and assigns fixed maturities to one of six categories (“NAIC Designations”). NAIC Designations of “1” or “2” include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody’s or BBB- or higher by Standard & Poor’s. NAIC Designations of “3” through “6” are referred to as below investment grade, which include securities rated Ba1 or lower by Moody’s and BB+ or lower by Standard & Poor’s. As a result of time lags between the funding of investments and the completion of the SVO filing process, the fixed maturity portfolio typically includes securities that have not yet been rated by the SVO as of each balance sheet date. Pending receipt of SVO ratings, the categorization of these securities by NAIC Designation is based on the expected ratings indicated by internal analysis.

The following table sets forth the General Account’s fixed maturities portfolio by NAIC rating at the dates indicated.

Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

		(in millions)
At September 30, 2018:
1	Aaa, Aa, A	$29,971	$412	$1,098	$29,285
2	Baa	13,161	238	332	13,067
	Investment grade	43,132	650	1,430	42,352
3	Ba	532	2	6	528
4	B	526	2	13	515
5	C and lower	17	—	—	17
6	In or near default	5	2	1	6
	Below investment grade	1,080	6	20	1,066
Total Fixed Maturities		$44,212	$656	$1,450	$43,418

At December 31, 2017
1	Aaa, Aa, A	$33,493	$1,628	$286	$34,835
2	Baa	11,131	557	20	11,668
	Investment grade	44,624	2,185	306	46,503
3	Ba	662	7	10	659
4	B	434	2	8	428
5	C and lower	20	1	—	21
6	In or near default	11	2	—	13
	Below investment grade	1,127	12	18	1,121
Total Fixed Maturities		$45,751	$2,197	$324	$47,624

Mortgages

The mortgage portfolio primarily consists of commercial and agricultural mortgage loans. The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The tables below show the breakdown of the amortized cost of the General Account’s investments in mortgage loans by geographic region and property type as of the dates indicated.

Mortgage Loans by Region and Property Type

	September 30, 2018		December 31, 2017
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
By Region:
U.S. Regions:
Pacific	$3,376	28.0%	$3,264	29.8%
Middle Atlantic	3,185	26.3	2,958	27.0
South Atlantic	1,266	10.5	1,096	10.0
East North Central	958	7.9	917	8.4
Mountain	1,013	8.4	800	7.3
West North Central	829	6.9	778	7.1
West South Central	577	4.8	499	4.5
New England	703	5.8	460	4.2
East South Central	170	1.4	188	1.7
Total Mortgage Loans	$12,077	100.0%	$10,960	100.0%

By Property Type:
Office	$4,259	35.3%	$3,639	33.2%
Multifamily	3,393	28.1	3,014	27.5
Agricultural loans	2,672	22.1	2,574	23.5
Retail	694	5.7	647	5.9
Industrial	326	2.7	326	3.0
Hospitality	386	3.2	417	3.8
Other	347	2.9	343	3.1
Total Mortgage Loans	$12,077	100.0%	$10,960	100.0%

The General Account investment portfolio reflects certain differences from the presentation of the GAAP Consolidated Financial Statements. This presentation is consistent with how we manage the General Account investment portfolio. For further Investment information, please refer to Note 3 in the Notes to the Consolidated Financial Statements.

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

Following the AB Reorganization Transactions, Holdings and its non-insurance company subsidiaries now hold 96.4 million AB Units and 2.3 million AB Holding Units, while 77.0 million AB Units, 1.4 million AB Holding Units and the 1% General Partnership interest in AB are now held by AXA Equitable Life and MLOA, two of our insurance company subsidiaries. Because AXA Equitable Life and MLOA are subject to regulatory restrictions on dividends, distributions they receive from AB may not be distributable to Holdings.

As of September 30, 2018, the ownership structure of ABLP, including AB Units outstanding as well as the general partner’s 1% interest, was as follows:

Holdings and its subsidiaries	63.7%
AB Holding	35.5
Unaffiliated holders	0.8
Total	100.0%
Including both the general partnership and limited partnership interests in AB Holding and ABLP, Holdings and its subsidiaries had an approximate 65% economic interest in AB as of September 30, 2018.

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

Dividend and Share Repurchase Program

On August 10, 2018, our Board of Directors declared a cash dividend on EQH common stock of $0.13 per share, payable on August 30, 2018 to shareholders of record on August 23, 2018. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors.

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

For information on repurchases of shares of Holdings’ common stock for the three months ended September 30, 2018, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

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

See “—General Account Investment Portfolio” for a description of our retirement and protection businesses’ portfolio of liquid assets.

Hedging Activities

Because the future claims exposure on our insurance products, and in particular our variable annuity products with GMxB features, is sensitive to movements in the equity markets and interest rates, we have in place various hedging and reinsurance programs that are designed to mitigate the economic risks of movements in the equity markets and interest rates. We use derivatives as part of our overall asset/liability risk management program primarily to reduce exposures to equity market and interest rate risks. In addition, we use credit derivatives to replicate exposure to individual securities or pools of securities as a means of achieving credit exposure similar to bonds of the underlying issuer(s) more efficiently. The derivative contracts are an integral part of our risk management program, especially for the management of our variable annuities program, and are collectively managed to reduce the economic impact of unfavorable movements in capital markets. These derivative transactions require liquidity to meet payment obligations such as payments for periodic settlements, purchases, maturities and terminations as well as liquid assets pledged as collateral related to any decline in the net estimated fair value. Collateral calls represent one of our biggest drivers for liquidity needs for our insurance subsidiaries. Historically, we have managed our liquidity needs related to our derivative portfolio at AXA Financial and AXA RE Arizona on a combined basis. Due to the limited size of the AXA RE Arizona investment portfolio, we have historically supported its collateral funding needs through AXA Financial’s commercial paper program. Following the GMxB Unwind, which was effective on April 12, 2018, our derivatives contracts reside primarily within AXA Equitable Life. As AXA Equitable Life has a significantly larger investment portfolio than AXA RE Arizona had, we anticipate a reduced need for overall liquidity going forward.

FHLBNY Membership

AXA Equitable Life is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides AXA Equitable Life with access to collateralized borrowings and other FHLBNY products. At September 30, 2018, we had $500 million of outstanding short-term funding agreements and $2.5 billion of long-term outstanding funding agreements issued to the FHLBNY and had posted $4.5 billion securities as collateral for funding agreements. In addition, AXA Equitable Life implemented a hedge to lock in the funding agreements borrowing rate, and $12 million of hedge impact was reported as funding agreement carrying value. MLOA also became a member of the Federal Home Loan Bank of San Francisco in February 2018.

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

On September 27, 2018, AB amended and restated the existing $1 billion committed, unsecured senior revolving credit facility (the “AB Credit Facility”) with a group of commercial banks and other lenders, reducing the principal amount to $800 million and extending the maturity to September 27, 2023. The credit facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $200 million. Any such increase is subject to the consent of the affected lenders. The AB Credit Facility is available for AB and SCB LLC, for business purposes, including the support of AB’s commercial paper program. Both AB and SCB LLC can draw directly under the AB Credit Facility and AB management expects to draw on the AB Credit Facility from time to time. AB has agreed to guarantee the obligations of SCB LLC under the AB Credit Facility.

The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of September 30, 2018, AB was in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.

As of September 30, 2018 and December 31, 2017, AB and SCB LLC had no amounts outstanding under the AB Credit Facility. During the first nine months of 2018 and the full year 2017, AB and SCB LLC did not draw upon the AB Credit Facility.

AB has a $200 million, unsecured 364-day senior revolving credit facility (the “AB Revolver”) with a leading international bank and the other lending institutions that may be party thereto, which matures on November 28, 2018. The AB Revolver is available for AB’s and SCB LLC’s business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC’s operations. Both AB and SCB LLC can draw directly under the AB Revolver and management expects to draw on the AB Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the AB Revolver. The AB Revolver contains affirmative, negative and financial covenants that are identical to those of the AB Credit Facility. As of September 30, 2018, AB had no amounts outstanding under the AB Revolver. As of December 31, 2017, AB had $75 million outstanding under the AB Revolver with an interest rate of 2.48%. Average daily borrowing of the AB Revolver during the first nine months of 2018 and full year 2017 were $17 million and $21 million, respectively, with weighted average interest rates of approximately 2.7% and 2.0%, respectively.

In addition, SCB LLC also has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of $175 million, with AB named as an additional borrower, while the other line has no stated limit. As of September 30, 2018 and December 31, 2017, SCB LLC had no bank loans outstanding. Average daily borrowings of bank loans during first nine months of 2018 and full year 2017 were $2 million and $5 million, respectively with weighted average interest rates of approximately 1.5% and 1.4%, respectively.

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

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Cash and Cash Equivalents, beginning of period	$4,814	$5,654
Net cash provided by (used in) operating activities	(33)	1,044
Net cash provided by (used in) investing activities	(1,056)	(6,568)
Net cash provided by financing activities	1,061	6,299
Effect of exchange rates	(9)	17
Net increase (decrease)	(37)	792
Cash and Cash Equivalents, end of period	$4,777	$6,446

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Cash and cash equivalents of $4.8 billion at September 30, 2018 decreased $1.6 billion from $6.4 billion at September 30, 2017.

Net cash used in operating activities was $33 million in the first nine months of 2018, $1.1 billion more usage than the $1.0 billion net cash provided by operating activities in the first nine months of 2017. Cash flows from operating activities include such sources as premiums, investment management and advisory fees and investment income offset by such uses as life insurance benefit payments, policyholder dividends, compensation payments, other cash expenditures and tax payments.

Net cash used in investing activities was $1.1 billion in the first nine months of 2018; $5.5 billion less than the $6.6 billion net cash used in investing activities in the first nine months of 2017. The decrease was primarily related to $1.9 billion lower net sale of investments, $744 million change in short-term investments, $1.2 billion higher prepayment of loans to affiliates, and $1.1 billion lower cash outflows from cash settlement related to derivatives as compared to the first nine months of 2017.

Cash flows provided by financing activities were $1.1 billion in the first nine months of 2018; $5.2 billion lower than the $6.3 billion net cash provided by financing activities in the first nine months of 2017. The decrease was primarily driven by $1.1 billion lower net deposits to policyholders’ account balances, $1.8 billion higher cash outflows due to net pledged collateral, and $1.3 billion higher cash outflow to purchase AB units. The $1.5 billion outflow of repayment of commercial paper and $2.9 billion outflow of repayment of loans from affiliates were largely funded by the $4.1 billion inflow from long-term debt issuance and $0.3 billion inflow from repurchase agreement increase.

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

Description of Certain Indebtedness
Historically, our insurance companies have relied on AXA for most of our financing, either through internal loans or guarantees. In connection with the IPO, we have put in place a stand-alone financing strategy at Holdings targeting an overall indebtedness level in line with our U.S. public company peers. AB historically has been self-reliant for its financing, and we expect AB will remain so in its financing activities going forward. As of September 30, 2018, our total short-term and long-term external debt on a consolidated basis was $4.8 billion.

The following table sets forth our total consolidated borrowings as of the dates indicated. Our financial strategy going forward will remain subject to market conditions and other factors.

	September 30, 2018				December 31, 2017
	Holdings and AXA Financial	AXA Equitable Life	AB	Consolidated	Holdings and AXA Financial	AXA Equitable Life(1)	AB	Consolidated
	(in millions)
Short-term and long-term debt
Commercial paper			398	$398	$1,291	$—	$491	$1,782
AB Revolver			—	—	—	—	75	75
Long-term debt	4,408			4,408	349	202	—	551
Total short-term and long-term debt	4,408	—	398	4,806	1,640	202	566	2,408
Loans from affiliates
Loans from affiliates			—	—	3,622	—	—	3,622
Total borrowings	$4,408	$—	$398	$4,806	$5,262	$202	$566	$6,030

(1)
In March 2018, AXA Equitable Life sold its interest in two real estate joint ventures to AXA France for a total purchase price of approximately $143 million, which resulted in the elimination of the $202 million long-term debt shown in this column.

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

	AM Best	S&P	Moody’s
Last review date	3/7/2018	3/6/2018	4/11/2018
Financial Strength Ratings:
AXA Equitable Life	A	A+	A2
MLOA	A	A+	A2

Credit Ratings:
Holdings	—	BBB+	Baa2
AXA Financial	bbb+	BBB+	Baa2

Last Review Date		11/9/2018	10/05/2018
AB	—	A/Stable/A-1	A2

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
Off-Balance Sheet Arrangements
At September 30, 2018, the Company was not a party to any off-balance sheet transactions other than those guarantees and commitments described in Note 15 of the Notes to Consolidated Financial Statements included herein.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The management of the Company, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2018. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

As previously reported, the Company identified two material weaknesses in the design and operation of the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management, including the Company’s CEO and CFO, have concluded that we do not (i) maintain effective controls to timely validate actuarial models are properly configured to capture all relevant product features, provide reasonable assurance timely reviews of assumptions and data have occurred, and as a result errors were identified in future policyholders’ benefits and deferred policy acquisition costs balances; and (ii) maintain sufficient experienced personnel to prepare the Company’s consolidated financial statements and to verify consolidating and adjusting journal entries are completely and accurately recorded to the appropriate accounts or segments and, as a result, errors were identified in the consolidated financial statements, including in the presentation and disclosure between the operating and financing sections of the statements of cash flows. These material weaknesses resulted in misstatements in the Company’s previously issued annual and interim financial statements and resulted in (i) the amended restatement of the interim financial statements for the nine months ended September 30, 2017 and the six months ended June 30, 2017, and the year ended December 31, 2016 and revisions for the three and six months ended March 31, 2018 and June 30, 2018, respectively, and the three months ended March 31, 2017 and the years ended December 31, 2017, 2015, 2014, and 2013 (ii) the revision of the annual financial statements for the year ended December 31, 2017 and amended the restated annual financial statements for the year ended December 31, 2016, and amended the restated interim financial statements for the nine months ended September 30, 2017, and for the six months ended June 30, 2017, (iii) the restatement of the annual financial statements for the year ended December 31, 2016, the restatements of the interim financial statements for the nine months ended September 30, 2017 and for the six months ended June 30, 2017, the revision of the annual financial statements for the year ended December 31, 2015 and the revision of the interim financial statements for the nine months ended September 30, 2016 and for the six months ended June 30, 2016, and (iv) the restatement of the interim financial statements for the six months ended June 30, 2017 and the revision of the annual financial statements for the years ended December 31, 2016, 2015 and 2014 and the interim financial statements for the six months ended June 30, 2016. These revisions and restatements were directly related to the material weaknesses described above and not indicative of any new material weaknesses. Until remediated, there is a reasonable possibility that these material weaknesses could result in a material misstatement of the Company's consolidated financial statements or disclosures that would not be prevented or detected.

Due to these material weaknesses, the Company’s management, including the Company’s CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2018.

Remediation Status of Material Weaknesses
Management continues to execute its plan moving towards remediation of the material weaknesses. Since identifying the material weaknesses, management has performed the following activities:

Material Weakness Related to Actuarial Models, Assumptions and Data

•	We have developed a three-year rotational schedule to baseline all U.S. GAAP models.

•	We have designed enhanced controls and governance processes for the introduction of new models during the three months ended September 30, 2018.

•	We have implemented enhanced documentation and controls for quarterly model changes and inadvertent change testing during the three months ended September 30, 2018.

•	We have developed a comprehensive master assumption inventory risk framework.

•	We have developed and implemented enhanced documentation and control procedures over the assumption review and update process during the three months ended September 30, 2018.

•	We are developing a comprehensive plan for enhancing the process and controls over the reliability of data and inputs into the actuarial models.

Material Weakness Related to Insufficient Personnel and Journal Entry Process

•
With respect to insufficient personnel, we have strengthened the finance team by adding approximately 25 employees to the Accounting and Financial Reporting areas. Of these additional resources, eleven have a CPA license, eight have worked at a “Big 4” public accounting firm and the remainder have worked in a finance area within a public company.

•
To improve controls over journal entries, we have eliminated the secondary process used for consolidating certain entities, reflecting adjustments to prior periods, and generating the business segment disclosures. Beginning with third quarter 2018, all journal entries are recorded in the Company’s general ledger and the secondary process is no longer necessary.

•
We have enhanced the controls over journal entries through the implementation of new standards designed to ensure effective review and approval of journal entries with sufficient supporting documentation during the three months ended September 30, 2018.

•	We are designing new management review controls that will operate at a level of precision sufficient to detect errors that could result in a material misstatement.

While management believes that significant progress has been made in enhancing internal controls as of September 30, 2018 and in the period since, the material weaknesses described herein have not been fully remediated. Management will continue the process to enhance internal controls and will make any further changes that management deems appropriate. Although we plan to complete the remediation process for each material weakness as quickly as possible, we cannot at this time estimate when the remediation will be completed.

Changes in Internal Control Over Financial Reporting
As described above, the Company continues to design and implement additional controls in connection with its remediation plan. These remediation efforts related to the material weaknesses described above represent changes in our internal control over financial reporting (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Except as described above, there were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 for the quarter ended September 30, 2018 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
Item 1.    Legal Proceedings
See Note 15 of Notes to Consolidated Financial Statements contained herein. Except as disclosed in Note 15 of Notes to Consolidated Financial Statements, there have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the Prospectus.

Item 1A. Risk Factors
The following risks should be read in conjunction with, and supplement and amend, the risks that may affect our business, consolidated results of operations or financial condition described in the “Risk Factors” section included in the Prospectus. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

Equity market declines and volatility may materially and adversely affect our business, results of operations or financial condition.

The S&P 500, the Dow Jones Industrial Average and the Nasdaq Composite are on an eight-year bull market run and are at or near record high levels. A market correction or bear market could materially and adversely affect our business, results of operations or financial condition. Declines or volatility in the equity markets, such as that which we experienced during October 2018, can negatively impact our investment returns as well as our business, results of operations or financial condition. For example, equity market declines or volatility could, among other things, decrease the AV of our annuity and variable life contracts which, in turn, would reduce the amount of revenue we derive from fees charged on those account and asset values. Our variable annuity business in particular is highly sensitive to equity markets, and a sustained weakness or stagnation in equity markets could decrease our revenues and earnings with respect to those products. At the same time, for variable annuity contracts that include GMxB features, equity market declines increase the amount of our potential obligations related to such GMxB features and could increase the cost of executing GMxB-related hedges beyond what was anticipated in the pricing of the products being hedged. This could result in an increase in claims and reserves related to those contracts, net of any reinsurance reimbursements or proceeds from our hedging programs. We may not be able to effectively mitigate, including through our hedging strategies, and we may sometimes choose based on economic considerations and other factors not to fully mitigate the equity market volatility of our portfolio. Equity market declines and volatility may also influence policyholder behavior, which may adversely impact the levels of surrenders, withdrawals and amounts of withdrawals of our annuity and variable life contracts or cause policyholders to reallocate a portion of their account balances to more conservative investment options (which may have lower fees), which could negatively impact our future profitability or increase our benefit obligations particularly if they were to remain in such options during an equity market increase. Market volatility can negatively impact the value of equity securities we hold for investment which could in turn reduce the statutory capital of certain of our insurance subsidiaries. In addition, equity market volatility could reduce demand for variable products relative to fixed products, lead to changes in estimates underlying our calculations of DAC that, in turn, could accelerate our DAC amortization and reduce our current earnings and result in changes to the fair value of our GMIB reinsurance contracts and GMxB liabilities, which could increase the volatility of our earnings. Lastly, periods of high market volatility or adverse conditions could decrease the availability or increase the cost of derivatives.

Our indebtedness, and the degree to which we are leveraged could materially and adversely affect our business, results of operations or financial condition.

As of September 30, 2018, we had $4.8 billion of indebtedness (including $3.8 billion of indebtedness from the issuance in April 2018 of $800 million aggregate principal amount of 3.900% Senior Notes due 2023, $1.5 billion aggregate principal amount of 4.350% Senior Notes due 2028 and $1.5 billion aggregate principal amount of 5.000% Senior Notes due 2048 (together, the “Notes”) and $300 million of term loan borrowings. Prior to the IPO, we historically relied upon AXA for financing and for other financial support functions. We are not able to rely on AXA’s earnings, assets or cash flow, and we are responsible for servicing our own indebtedness. In addition, despite our indebtedness levels, we may be able to incur substantially more indebtedness under the terms of our debt agreements. Any such incurrence of additional indebtedness may increase the risks created by our level of indebtedness.

In February 2018, we entered into a $500 million three-year senior unsecured delayed draw term loan agreement (the “three-year term loan agreement”) and a $2.5 billion five-year senior unsecured revolving credit facility (the “revolving credit facility” and, together with the three-year term loan agreement, the “Credit Facilities”). The Credit Facilities contain certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries and the dollar amount of secured indebtedness that may be incurred by the Company, which could restrict our operations and use of funds. In May 2018, we borrowed $300 million under the three-year term loan agreement. In April 2018, we also issued the Notes to third party investors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The right to borrow funds under the Credit Facilities is subject to the fulfillment of certain conditions, including compliance with all covenants, and the ability to borrow thereunder is also subject to the continued ability of the lenders that are or will be parties to the Credit Facilities to provide funds. Failure to comply with the covenants in the Credit Facilities or fulfill the conditions to borrowings, or the failure of lenders to fund their lending commitments (whether due to insolvency, illiquidity or other reasons) in the amounts provided for under the terms of the Credit Facilities, would restrict the ability to access the Credit Facilities when needed and, consequently, could have a material adverse effect on our business, results of operations or financial condition.

Our ability to make payments on and to refinance our indebtedness, including the debt retained or incurred pursuant to the recapitalization undertaken in conjunction with the IPO as well as any future indebtedness that we may incur, will depend on our ability to generate cash in the future from operations, financing or asset sales. Our ability to generate cash to meet our debt obligations in the future is sensitive to capital market returns, primarily due to our variable annuity business.

Overall, our ability to generate cash is subject to general economic, financial market, competitive, legislative, regulatory, client behavior and other factors that are beyond our control. We may not generate sufficient funds to service our debt and meet our business needs, such as funding working capital or the expansion of our operations. If we are not able to repay or refinance our debt as it becomes due, we may be forced to take unfavorable actions, including significant business and legal entity restructuring, limited new business investment, selling assets or dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in the insurance industry could be impaired. In the event we default, the lenders who hold our debt could also accelerate amounts due, which could potentially trigger a default or acceleration of the maturity of our other debt.

In addition, the level of our indebtedness could put us at a competitive disadvantage compared to our competitors that are less leveraged than us. These competitors could have greater financial flexibility to pursue strategic acquisitions and secure additional financing for their operations. The level of our indebtedness could also impede our ability to withstand downturns in our industry or the economy in general.

Failure to protect the confidentiality of customer information or proprietary business information could adversely affect our reputation and have a material adverse effect on our business, results of operations or financial condition.

Our businesses and relationships with customers are dependent upon our ability to maintain the confidentiality of our and our customers’ proprietary business and confidential information (including customer transactional data and personal data about our employees, our customers and the employees and customers of our customers). Pursuant to federal laws, various federal regulatory and law enforcement agencies have established rules protecting the privacy and security of personal information. In addition, most states, including New York and Arizona, have enacted laws, which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information.

We and certain of our vendors retain confidential information in information systems and in cloud-based systems (including customer transactional data and personal information about our customers, the employees and customers of our customers, and our own employees). We rely on commercial technologies and third parties to maintain the security of those systems. Anyone who is able to circumvent our security measures and penetrate our information systems or those of our vendors, or the cloud-based systems we use, could access, view, misappropriate, alter or delete any information in the systems, including personally identifiable customer information and proprietary business information. It is possible that an employee, contractor or representative could, intentionally or unintentionally, disclose or misappropriate personal information or other confidential information. Our employees, distribution partners and other vendors may use portable computers or mobile devices which may contain similar information to that in our information systems, and these devices have been and can be lost, stolen or damaged. In addition, an increasing number of states require that customers be notified if a security breach results in the inappropriate disclosure of personally identifiable customer information. Any compromise of the security of our information systems or those of our vendors, or the cloud-based systems we use, through cyber-attacks or for any other reason that results in inappropriate disclosure of personally identifiable customer information could damage our reputation in the marketplace, deter people from purchasing our products, subject us to significant civil and criminal liability and require us to incur significant technical, legal and other expenses any of which could have a material adverse effect on our reputation, business, results of operations or financial condition.

For example, in November 2018, we were notified by one of our third-party vendors of an incident involving unauthorized access to confidential information of certain of our customers, as well as customer information of a number of other institutions. While we are in the early stages of collecting information about this incident, we have begun the process of notifying the appropriate regulators and our affected customers. We continue to monitor this security breach, and, at this time, we cannot provide assurances that all potential causes of the incident have been identified and remediated or that a similar incident will not occur again.

Changes in accounting standards could have a material adverse effect on our business, results of operations or financial condition.

Our consolidated financial statements are prepared in accordance with U.S. GAAP, the principles of which are revised from time to time. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (“FASB”). In the future, new accounting pronouncements, as well as new interpretations of existing accounting pronouncements, may have material adverse effects on our business, results of operations or financial condition.

FASB has issued several accounting standards updates which could result in significant changes in U.S. GAAP, including how we account for our financial instruments and how our financial statements are presented. The changes to U.S. GAAP could affect the way we account for and report significant areas of our business, could impose special demands on us in the areas of governance, employee training, internal controls and disclosure and will likely affect how we manage our business. In August 2018, the FASB issued ASU 2018-12 Financial Services—Insurance (Topic 944), which applies to all insurance entities that issue long-duration contracts and revises elements of the measurement models for traditional nonparticipating long-duration and limited payment insurance liabilities and recognition and amortization model for DAC for most long-duration contracts. The new accounting standard also requires product features that have other-than-nominal credit risk, or market risk benefits (“MRBs”), to be measured at fair value. ASU 2018-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements.

In addition, AXA, our controlling stockholder, prepares consolidated financial statements in accordance with International Financial Reporting Standards (“IFRS”). From time to time, AXA may be required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the International Accounting Standards Board. In the future, new accounting pronouncements, as well as new interpretations of existing accounting pronouncements, may have material adverse effects on AXA’s business, results of operations or financial condition which could impact the way we conduct our business (including, for example, which products we offer), our competitive position, our hedging program and the way we manage capital.

Our investment advisory agreements with clients, and our selling and distribution agreements with various financial intermediaries and consultants, are subject to termination or non-renewal on short notice.

AB derives most of its revenues pursuant to written investment management agreements (or other arrangements) with institutional investors, mutual funds and private wealth clients. In addition, as part of our variable annuity products, AXA Equitable FMG enters into written investment management agreements (or other arrangements) with mutual funds.

Generally, these investment management agreements, including AB’s agreements with AXA and its subsidiaries (AB’s largest client), are terminable without penalty at any time or upon relatively short notice by either party. For example, an investment management contract with an SEC-registered investment company (a “RIC”) may be terminated at any time, without payment of any penalty, by the RIC’s board of directors or by vote of a majority of the outstanding voting securities of the RIC on not more than 60 days’ notice. The investment management agreements pursuant to which AB and AXA Equitable FMG manage RICs must be renewed and approved by the RICs’ boards of directors (including a majority of the independent directors) annually. A significant majority of the directors are independent. Consequently, there can be no assurance that the board of directors of each RIC will approve the investment management agreement each year, or will not condition its approval on revised terms that may be adverse to us.

Also, as required by the Investment Company Act, each investment advisory agreement with a RIC automatically terminates upon its assignment, although new investment advisory agreements may be approved by the RIC’s board of directors or trustees and stockholders. An “assignment” includes a sale of a control block of the voting stock of the investment adviser or its parent company. In the event of a future sale by AXA to a third party of a controlling interest in our common stock or if future sales by AXA of our common stock were deemed to be an actual or constructive assignment, these termination provisions could be triggered, which may adversely affect AB’s and AXA Equitable FMG’s ability to realize the value of their respective investment advisory agreements. In addition, the actual or constructive transfer of our general partnership interest in AB would constitute an assignment.

The Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), may also require approval or consent of advisory contracts by clients in the event of an “assignment” of the contract (including a sale of a control block of the voting stock of the investment adviser or its parent company) or a change in control of the investment adviser. Were the sale of our common stock by AXA or another transaction to result in an assignment or change in control, the inability to obtain consent or approval from clients or stockholders of RICs or other clients could result in a significant reduction in advisory fees.

AXA has announced its intention to sell all of its interest in the Company over time, subject to any lock-up periods and market conditions. Prior to when such sales trigger an assignment as described above, we and AB will need to seek requisite consents or approvals for such assignment. On October 25, 2018, we obtained shareholder approvals for EQAT and AXA Premier VIP Trust. We and AB are in the process of obtaining shareholder and approvals for AB’s funds and the 1290 Funds, but we may not be successful in obtaining such consents or approvals which would result in terminations of the relevant contracts. Such terminations could have a material adverse effect on our business, results of operations or financial condition.

Similarly, we enter into selling and distribution agreements with securities firms, brokers, banks and other financial intermediaries that are terminable by either party upon notice (generally 30 days) and do not obligate the financial intermediary to sell any specific amount of our products. These intermediaries generally offer their clients investment products that compete with our products. In addition, certain institutional investors rely on consultants to advise them about choosing an investment adviser and some of AB’s services may not be considered among the best choices by these consultants. As a result, investment consultants may advise their clients to move their assets invested with AB to other investment advisers, which could result in significant net outflows.

Finally, AB’s Private Wealth Services relies on referrals from financial planners, registered investment advisers and other professionals. We cannot be certain that we will continue to have access to, or receive referrals from, these third parties.

Our reserves could be inadequate due to differences between our actual experience and management’s estimates and assumptions.

We establish and carry reserves to pay future policyholder benefits and claims. Our reserve requirements for our direct and reinsurance assumed business are calculated based on a number of estimates and assumptions, including estimates and assumptions related to future mortality, morbidity, longevity, interest rates, future equity performance, reinvestment rates, persistency, claims experience and policyholder elections (i.e., the exercise or non-exercise of rights by policyholders under the contracts). Examples of policyholder elections include, but are not limited to, lapses and surrenders, withdrawals and amounts of withdrawals, and contributions and the allocation thereof. The assumptions and estimates used in connection with the reserve estimation process are inherently uncertain and involve the exercise of significant judgment. We review the appropriateness of reserves and the underlying assumptions and update assumptions during the third quarter of each year and, if necessary, update our assumptions as additional information becomes available. We cannot, however, determine with precision the amounts that we will pay for, or the timing of payment of, actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level assumed prior to payment of benefits or claims. Our claim costs could increase significantly and our reserves could be inadequate if actual results differ significantly from our estimates and assumptions. We may be required to increase reserves or reduce DAC, which could materially and adversely impact our business, results of operations or financial condition.

Future reserve increases in connection with experience updates could be material and adverse to the results of operations or financial condition of the Company. Future changes as a result of future assumptions reviews could require us to make material additional capital contributions to one or more of our insurance company subsidiaries or could otherwise materially and adversely impact our business, results of operations or financial condition and may negatively and materially impact our stock price.

AB’s revenues and results of operations depend on the market value and composition of AB’s AUM, which can fluctuate significantly based on various factors, including many factors outside of its control.

We derive most of our revenues related to AB’s business from investment advisory and services fees, which typically are calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of the account and the total amount of assets AB manages for a particular client. The value and composition of AB’s AUM can be adversely affected by several factors, including:

•
Market Factors. Uncertainties were prevalent throughout 2017. Although U.S. equity markets have advanced to record levels and fixed income risk assets, such as high yield and other credit instruments, have continued to be strong, geopolitical tensions with North Korea, severe hurricanes in the United States and U.S. territories, and new terror attacks in Europe and the United States have kept investors on edge. Many investors are concerned that the U.S. markets are nearly overvalued and are watching closely for Federal Reserve action.

Beyond the United States, economic recovery is unfolding at varying rates throughout the developed and emerging markets. Europe, Asia and the Far East and emerging markets equities have earned high returns year-to-date as a result of improving corporate earnings, greater regulatory clarity, constructive outcomes of various European elections and stabilization in economic growth among the emerging markets. Despite this generally positive backdrop, uncertainty remains over issues like the potential for rising inflation in the United States and President Trump’s ability to pursue his promised pro-growth policies, the impact of Brexit and ongoing concerns about geopolitics, commodity prices and the sustainability of growth in the emerging markets. While the current environment of lower stock correlations, and the potential for lower returns and higher volatility going forward, bode well for active management, investors continue to favor passive management, presenting a significant industry-wide challenge to organic growth.
Market volatility accelerated significantly during October 2018, resulting from increasing concerns about global trade wars, the slowing pace of global growth, inflation and more aggressive monetary policy in the U.S. These factors may adversely impact the global economy and the capital markets, as a result of which AB’s AUM and revenues. would be expected to decline.
Additionally, increases in interest rates, particularly if rapid, likely will decrease the total return of many bond investments due to lower market valuations of existing bonds. These factors could have a significant adverse effect on AB’s revenues and results of operations as AUM in AB’s fixed income investments comprise a major component of AB’s total AUM.

•
Client Preferences. Generally, AB’s clients may withdraw their assets at any time and on short notice. Also, changing market dynamics and investment trends, particularly with respect to sponsors of defined benefit plans choosing to invest in less risky investments and the ongoing shift to lower-fee passive services described below, may continue to reduce interest in some of the investment products AB offers, or clients and prospects may continue to seek investment products that AB may not currently offer. Loss of, or decreases in, AUM reduces AB’s investment advisory and services fees and revenues.

•
AB’s Investment Performance. AB’s ability to achieve investment returns for clients that meet or exceed investment returns for comparable asset classes and competing investment services is a key consideration when clients decide to keep their assets with AB or invest additional assets, and when a prospective client is deciding whether to invest with AB. Poor investment performance, both in absolute terms or relative to peers and stated benchmarks, may result in clients withdrawing assets and in prospective clients choosing to invest with competitors.

•
Investing Trends. AB’s fee rates vary significantly among the various investment products and services AB offers to its clients. For example, AB generally earns higher fees from assets invested in its actively-managed equity services than in its actively-managed fixed income services or passive services. Also, AB often earns higher fees from global and international services than AB does from U.S. services. An adverse mix shift would reduce AB’s investment advisory and services fees and revenues.

•
Service Changes. AB may be required to reduce its fee levels, restructure the fees it charges or adjust the services it offers to its clients because of, among other things, regulatory initiatives (whether industry-wide or specifically targeted), changing technology in the asset management business (including algorithmic strategies and emerging financial technology), court decisions and competitive considerations. A reduction in fees would reduce AB’s revenues.

A decrease in the value of AB’s AUM, or a decrease in the amount of AUM AB manages, or an adverse mix shift in its AUM, would adversely affect AB’s investment advisory and services fees and revenues. A reduction in revenues, without a commensurate reduction in expenses, adversely affects AB’s and our business, results of operations or financial condition.

The Tax Reform Act and future changes in U.S. tax laws and regulations or interpretations thereof could reduce our earnings and negatively impact our business, results of operations or financial condition, including by making our products less attractive to consumers.

On December 22, 2017, President Trump signed into law the Tax Reform Act, a broad overhaul of the U.S. Internal Revenue Code that changes long-standing provisions governing the taxation of U.S. corporations, including life insurance companies. While we expect the Tax Reform Act to have a net positive economic impact on us, it contains measures which could have adverse or uncertain impacts on some aspects of our business, results of operations or financial condition.

The Tax Reform Act reduces the federal corporate income tax rate to 21% beginning in 2018. On a GAAP basis, the reduction in the tax rate generally should have a positive impact on our earnings, but resulted in a reduction in the value of our deferred tax assets.

On a statutory basis, we recorded a reduction in the admitted deferred tax assets reported by our insurance company subsidiaries in 2017. In August 2018, the NAIC adopted changes to the RBC calculation, including the C-3 Phase II Total Asset Requirement for variable annuities, to reflect the 21% corporate income tax rate in RBC reported at year-end 2018, which is expected to result in a reduction to our Combined RBC Ratio. We continue to monitor the impact of these and other potential regulatory changes following the Tax Reform Act.

The Tax Reform Act includes provisions that modify the calculation of the dividends received deduction (“DRD”), change how deductions are determined for insurance reserves, increase the amount of policy acquisition expense (also called tax “DAC”) that must be capitalized and amortized for federal income tax purposes, limit the use of net operating losses (“NOLs”) and limit deductions for net interest expense. Some of these changes could adversely affect our business, results of operations or financial condition, notwithstanding the lower corporate income tax rate. These provisions could also impact our investments and investment strategies.

The Tax Reform Act also imposes a one-time transitional tax on some of the accumulated earnings of our foreign subsidiaries and will tax on a current basis earnings of our foreign subsidiaries. These and other changes in the Tax Reform Act could adversely affect our Investment Management and Research business, results of operations or financial condition.
We continue to assess the overall impact that the Tax Reform Act is expected to have on our business, results of operations and financial condition.

Future changes in U.S. tax laws could have a material adverse effect on our business, results of operations or financial condition. We anticipate that, following the Tax Reform Act, we will continue deriving tax benefits from certain items, including but not limited to the DRD, tax credits, insurance reserve deductions and interest expense deductions. However, there is a risk that interpretations of the Tax Reform Act, regulations promulgated thereunder, or future changes to federal, state or other tax laws could reduce or eliminate the tax benefits from these or other items and result in our incurring materially higher taxes.

Many of the products that we sell benefit from one or more forms of tax-favored status under current federal and state income tax regimes. For example, life insurance and annuity contracts currently allow policyholders to defer the recognition of taxable income earned within the contract. While the Tax Reform Act does not change these rules, a future change in law that modifies or eliminates this tax-favored status could reduce demand for our products. Also, if the treatment of earnings accrued inside an annuity contract was changed prospectively, and the tax-favored status of existing contracts was grandfathered, holders of existing contracts would be less likely to surrender or rollover their contracts. Each of these changes could reduce our earnings and negatively impact our business.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Holdings during the three months ended September 30, 2018, of its common stock:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
7/1/18 through 7/31/18	—	$—	—	$500,000,000
8/1/18 through 8/31/18	1,233,509	$22.63	1,233,509	$472,085,581
9/1/18 through 9/30/18	1,268,685	$22.53	1,268,685	$471,413,898
Total	2,502,194	$22.58	2,502,194	$443,499,479
______________

(1)	In August 2018, Holdings’ Board of Directors authorized Holdings to repurchase up to $500 million of its outstanding common stock during the period from August 16, 2018 through March 31, 2019.

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

AXA has informed us that AXA Konzern AG, an AXA insurance subsidiary organized under the laws of Germany, provides, accident and health insurance to diplomats based at the Iranian embassy in Berlin, Germany. The total annual premium of these policies is approximately $139,700 before tax and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $24,272.

AXA has informed us that AXA Belgium, an AXA insurance subsidiary organized under the laws of Belgium, has two policies providing for car insurance for Global Trading NV, who were designated on 17th May 2018 under (E.O.) 13224, and subsequently changed its name to Energy Engineers Procurement & Construction on August 20, 2018. The total annual premium of these policies is approximately $6,559 before tax and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $983.

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

Also, AXA has informed us that AXA Sigorta, a subsidiary of AXA organized under the laws of Republic of Turkey, provides car insurance coverage for vehicle pools of the Iranian General Consulate and the Iranian Embassy in Istanbul, Turkey. Motor third party liability insurance coverage is compulsory in Turkey and cannot be canceled unilaterally. The total annual premium in respect of these policies is approximately $3,150 and the annual net profit, which is difficult to calculate with precision, is estimated to be $473.

Additionally, AXA has informed us that AXA Winterthur, an AXA insurance subsidiary organized under the laws of Switzerland, provides Naftiran Intertrade, a wholly-owned subsidiary of the Iranian state-owned National Iranian Oil Company, with life, disability and accident coverage for its employees. In addition, AXA Winterthur also provides car and property insurance coverage for the Iranian Embassy in Bern. The provision of these forms of coverage is mandatory in Switzerland. The total annual premium of these policies is approximately $396,597 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $59,489.

In addition, AXA has informed us that AXA Egypt, an AXA insurance subsidiary organized under the laws of Egypt, provides the Iranian state-owned Iran Development Bank, two life insurance contracts, covering individuals who have loans with the bank. The total annual premium of these policies is approximately $19,839 and annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $2,000.

Furthermore, AXA has informed us that AXA XL, which AXA acquired during the third quarter of 2018, through various non-U.S. subsidiaries, provides insurance to marine policyholders located outside of the U.S. or reinsurance coverage to non-U.S. insurers of marine risks as well as mutual associations of ship owners that provide their members with protection and liability coverage. The provision of these coverages may involve entities or activities related to Iran, including transporting crude oil, petrochemicals and refined petroleum products. AXA XL’s non-U.S. subsidiaries insure or reinsure multiple voyages and fleets containing multiple ships, so they are unable to attribute gross revenues and net profits from such marine policies to activities with Iran. As the activities of these insureds and reinsureds are permitted under applicable laws and regulations, AXA XL intends for its non-U.S. subsidiaries to continue providing such coverage to its insureds and reinsureds to the extent permitted by applicable law.

Lastly, a non-U.S. subsidiary of AXA XL provided accident & health insurance coverage to the diplomatic personnel of the Embassy of Iran in Brussels, Belgium during the third quarter of 2018. AXA XL’s non-U.S. subsidiary received no payments for this insurance during the three months ended September 30, 2018 and the aggregate payments received by this non-U.S. subsidiary for this insurance from inception through the three months ended September 30, 2018 are approximately $73,451. Benefits of approximately $2,994 were paid to beneficiaries during the three months ended September 30, 2018. These activities are permitted pursuant to applicable law. The policy has been cancelled and is no longer in force.

The aggregate annual premium for the above-referenced insurance policies is approximately $646,411, representing approximately 0.0007% of AXA’s 2017 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $88,070, representing approximately 0.002% of AXA’s 2017 aggregate net profit.

2019 Annual Meeting of Stockholders
Stockholder Proposals for Inclusion in the Proxy Statement. Any stockholder who desires to submit a proposal for consideration at the 2019 annual meeting of stockholders and wishes to have such proposal included in our proxy statement and proxy card for that meeting must deliver such proposal to our principal executive offices in New York City, New York on or before the close of business on January 2, 2019. Proposals should be sent to: Corporate Secretary, c/o AXA Equitable Holdings, Inc., 1290 Avenue of the Americas, 16th floor, New York City, New York 10104 and must comply with SEC rules and the terms of our amended and restated bylaws.

Stockholder Nominations of Persons for Election to the Board of Directors and Proposals of Other Business. Any stockholder who desires to nominate an individual for our board of directors or propose other business for consideration at the 2019 annual meeting of stockholders (but not have such nomination or proposal included in our proxy statement and proxy card for that meeting) must submit the nomination or proposal in writing to: Corporate Secretary, c/o AXA Equitable Holdings, Inc., 1290 Avenue of the Americas, 16th floor, New York City, New York 10104 not less than 90 and no more than 120 days prior to the first anniversary of the previous year’s annual meeting, which our amended and restated bylaws deem to have occurred on May 1, 2018. For the 2019 annual meeting of stockholders, the Corporate Secretary must receive this notice after the close of business on January 1, 2019, and before the close of business on January 31, 2019. All stockholder nominations and proposals must comply with SEC rules and the terms of our amended and restated bylaws.

Item 6.    Exhibits

Number	Description and Method of Filing

10.1†#	Confidential Agreement and General Release between Brian Winikoff and AXA Equitable Life Insurance Company, dated August 13, 2018.
10.2
Amended and Restated Revolving Credit Agreement, dated as of September 27, 2018, with AllianceBernstein L.P. and Sanford C. Bernstein & Co., LLC as Borrowers, the financial institutions that may be party there to and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.01 to AB Holding’s Form 8-K, as filed October 3, 2018).

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

Date: November 13, 2018	AXA Equitable Holdings, Inc.

	By:	/s/ Anders Malmström
		Name:	Anders Malmström
		Title:	Senior Executive Vice President
and Chief Financial Officer

Date: November 13, 2018		/s/ William Eckert
		Name:	William Eckert
		Title:	Senior Vice President,
Chief Accounting Officer and Controller