Form 10-K
period 2018-12-31
AXA Equitable Holdings, Inc.
filed 2019-03-08
CIK 1333986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File No. 001-38469

AXA Equitable Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	90-0226248
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1290 Avenue of the Americas, New York, New York	10104
(Address of principal executive offices)	(Zip Code)
(212) 554-1234
(Registrant’s telephone number, including area code)

Title of each Class	Name of exchange on which registered
Common stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an “emerging growth company”. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 29, 2018 was approximately $3.3 billion.
As of March 7, 2019, 521,187,924 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to the 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018 (the “2019 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION
Certain of the statements included or incorporated by reference in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “seeks,” “aims,” “plans,” “assumes,” “estimates,” “projects,” “should,” “would,” “could,” “may,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon AXA Equitable Holdings, Inc. (“Holdings”) and its consolidated subsidiaries. “We,” “us” and “our” refer to Holdings and its consolidated subsidiaries, unless the context refers only to Holdings as a corporate entity. There can be no assurance that future developments affecting Holdings will be those anticipated by management. Forward-looking statements include, without limitation, all matters that are not historical facts.
These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) conditions in the financial markets and economy, including equity market declines and volatility, interest rate fluctuations, impacts on our goodwill and changes in liquidity and access to and cost of capital; (ii) operational factors, including reliance on the payment of dividends to Holdings by its subsidiaries, remediation of our material weaknesses, fulfilling our obligations related to being a public company, indebtedness, elements of our business strategy not being effective in accomplishing our objectives, protection of confidential customer information or proprietary business information, information systems failing or being compromised and strong industry competition; (iii) credit, counterparties and investments, including counterparty default on derivative contracts, failure of financial institutions, defaults, errors or omissions by third parties and affiliates and gross unrealized losses on fixed maturity and equity securities; (iv) our reinsurance and hedging programs; (v) our products, structure and product distribution, including variable annuity guaranteed benefits features within certain of our products, complex regulation and administration of our products, variations in statutory capital requirements, financial strength and claims-paying ratings and key product distribution relationships; (vi) estimates, assumptions and valuations, including risk management policies and procedures, potential inadequacy of reserves, actual mortality, longevity and morbidity experience differing from pricing expectations or reserves, amortization of deferred acquisition costs and financial models; (vii) our Investment Management and Research segment, including fluctuations in assets under management, the industry-wide shift from actively-managed investment services to passive services and potential termination of investment advisory agreements; (viii) legal and regulatory risks, including federal and state legislation affecting financial institutions, insurance regulation and tax reform; (ix) risks related to our controlling stockholder, including conflicts of interest, waiver of corporate opportunities and costs associated with separation and rebranding; and (x) risks related to our common stock and future offerings, including the market price for our common stock being volatile and potential stock price declines due to future sales of shares by existing stockholders.
You should read this Annual Report on Form 10-K completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this Annual Report on Form 10-K are qualified by these cautionary statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
Other risks, uncertainties and factors, including those discussed under “Risk Factors,” could cause our actual results to differ materially from those projected in any forward-looking statements we make. Readers should read carefully the factors described in “Risk Factors” to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.

CERTAIN IMPORTANT TERMS

As used in this Annual Report on Form 10-K, “we,” “us,” “our” and the “Company” mean AXA Equitable Holdings, Inc. and its consolidated subsidiaries, unless the context refers only to AXA Equitable Holdings, Inc. (which we refer to as “Holdings”) as a corporate entity. We also use the following capitalized terms:

•	“AB” or “AllianceBernstein” means AB Holding and ABLP.

•	“AB Holding” means AllianceBernstein Holding L.P., a Delaware limited partnership.

•	“AB Holding Units” means units representing assignments of beneficial ownership of limited partnership interests in AB Holding.

•	“AB Units” means units of limited partnership interests in ABLP.

•	“ABLP” means AllianceBernstein L.P., a Delaware limited partnership and the operating partnership for the AB business.

•	“ACS Life” means AXA Corporate Solutions Life Reinsurance Company, a Delaware corporation and a wholly owned direct subsidiary of Holdings.

•	“AXA” means AXA S.A., a société anonyme organized under the laws of France, our controlling stockholder. AXA owns approximately 59% of our outstanding common stock.

•	“AXA Advisors” means AXA Advisors, LLC, a Delaware limited liability company, our retail broker/dealer for our retirement and protection businesses and a wholly owned indirect subsidiary of Holdings.

•
“AXA Distributors” means AXA Distributors, LLC, a Delaware limited liability company, our wholesale broker/dealer for our retirement and protection businesses and a wholly owned indirect subsidiary of Holdings.

•	“AXA Equitable FMG” means AXA Equitable Funds Management Group, LLC, a Delaware limited liability company and a wholly owned indirect subsidiary of Holdings.

•	“AXA Equitable L&A” means AXA Equitable Life and Annuity Company, a Colorado corporation and a wholly owned indirect subsidiary of Holdings.

•	“AEFS” means AXA Equitable Financial Services, LLC, a Delaware corporation and a wholly owned direct subsidiary Holdings.

•	“AXA Equitable Life” means AXA Equitable Life Insurance Company, a New York corporation, a life insurance company and a wholly owned subsidiary of AEFS.

•
“AXA Financial” means AXA Financial, Inc., a Delaware corporation and a wholly owned direct subsidiary of Holdings. On October 1, 2018, AXA Financial merged with and into Holdings, with Holdings assuming the obligations of AXA Financial

•	“AXA Network” means AXA Network, LLC, a Delaware limited liability company and wholly owned indirect subsidiary of Holdings, and its subsidiary, AXA Network of Puerto Rico, Inc.

•
“AXA Premier VIP Trust” means AXA Premier VIP Trust, a series trust that is a Delaware statutory trust and is registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”), as an open-end management investment company.

•	“AXA RE Arizona” means AXA RE Arizona Company, formerly an Arizona corporation and a wholly owned indirect subsidiary of Holdings, which merged with and into AXA Equitable Life in April 2018.

•	“AXA Tech” means AXA Technology Services America, Inc.

•	“CS Life RE” means CS Life RE Company, an Arizona corporation and a wholly owned indirect subsidiary of Holdings.

•	“EQAT” means EQ Advisors Trust, a series trust that is a Delaware statutory trust and is registered under the Investment Company Act as an open-end management investment company.

•	“EQ AZ Life Re” means EQ AZ Life Re Company, an Arizona corporation and a wholly owned indirect subsidiary of Holdings.

•	The “General Partner” means AllianceBernstein Corporation, a Delaware corporation and the general partner of AB Holding and ABLP.

•	“MLOA” means MONY Life Insurance Company of America, an Arizona corporation and a wholly owned indirect subsidiary of Holdings.

•	“SCB LLC” means Sanford C. Bernstein & Co., LLC, a registered investment adviser and broker-dealer.

•	“USFL” means U.S. Financial Life Insurance Company, an Ohio corporation and a wholly owned indirect subsidiary of Holdings.
For definitions of selected financial and product-related terms used herein, please refer to “Glossary.”

Part I, Item 1.
BUSINESS
Overview
We are one of America’s leading financial services companies and have helped clients prepare for their financial future with confidence since 1859. Our approximately 12,500 employees and advisors are entrusted with more than $600 billion of assets under management through two complementary and well-established principal franchises, AXA Equitable Life and AllianceBernstein, providing:

•	Advice and solutions for helping Americans set and meet their retirement goals and protect and transfer their wealth across generations; and

•	A wide range of investment management insights, expertise and innovations to drive better investment decisions and outcomes for clients and institutional investors worldwide.
We aim to be a trusted partner to our clients by providing advice, products and services that help them navigate complex financial decisions. Our financial strength and the quality of our people, their ingenuity and the service they provide help us build relationships of trust with our clients.
We believe that the growing and aging U.S. population, shift of responsibility for retirement planning from employers to individuals and overall growth in total investable assets will drive significant demand for our products and services going forward. Throughout our long history, we have embraced change and looked to the future, and we continue to see significant opportunities to find new solutions and new ways to deliver service to clients within our target markets.
We have a leading position at the intersection of advice, asset management, retirement and financial protection that we believe provides our clients with products and solutions that meet their long-term financial needs and our stockholders with attractive growth prospects. We have market-leading positions in our four segments:

•
Individual Retirement—We are a leading provider of variable annuity products, which primarily meet the needs of individuals saving for retirement or seeking retirement income by allowing them to invest in various markets through underlying investment options. As of December 31, 2018, we had more than 900,000 variable annuity policies in force, representing $94.6 billion of Account Value (“AV”).

•
Group Retirement—We offer tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses. As of December 31, 2018, we had approximately $32.4 billion of AV. For the nine months ended September 30, 2018, we were the #1 provider by gross premiums of retirement plans to kindergarten, primary and secondary schools (the “K–12 education market”).

•
Investment Management and Research—We are a leading provider of diversified investment management, research and related services to a broad range of clients around the world. As of December 31, 2018, our Investment Management and Research segment had $516 billion in assets under management (“AUM”) consisting of 36% equities, 52% fixed income and 12% multi-asset class solutions, alternatives and other assets.

•
Protection Solutions—We focus on attractive protection segments such as variable universal life (“VUL”) insurance, where for 2017 we ranked fourth in sales overall and first in the retail channel and indexed universal life (“IUL”) insurance, where we ranked second in the retail channel in the same period, according to the Life Insurance Marketing and Research Association (“LIMRA”). As of December 31, 2018, we had approximately 900,000 outstanding policies with a face value of $442 billion. This business provides capital diversification benefits alongside the longevity profile of our retirement businesses.

We manage our segments in a complementary way. We strive to create value for our clients and stockholders by pricing and managing risks on the liability side of our balance sheet and by generating attractive risk-adjusted investment returns on the asset side. We leverage our underwriting, risk management and investment management skills across our segments, General Account and Separate Accounts.

We distribute our products through a premier affiliated and third-party distribution platform with a successful track record of marketing our innovative and less capital-intensive products and solutions allowing us to respond to our clients’ evolving needs and manage our capital and risks responsibly, consisting of:
Affiliated Distribution:

•	Our affiliated retail sales force, AXA Advisors, which has over 4,700 licensed financial professionals who advise on retirement, protection and investment advisory solutions; and

•	More than 200 Bernstein Financial Advisors, who are responsible for the sale of investment products and solutions to Private Wealth Management clients.
Third-Party Distribution:

•
Distribution agreements with more than 1,000 third-party firms including broker-dealers, banks, insurance partners and brokerage general agencies, giving us access to more than 150,000 financial professionals to market our retirement, protection and investment solutions; and

•	An AB global distribution team of more than 500 professionals, who engage with our approximately 4,900 retail distribution partners and more than 500 institutional clients.
Our product approach is to ensure that design characteristics are attractive to both our customers and our stockholders. We currently focus on products across our businesses that expose us to less market and customer behavior risk, are more easily hedged and, overall, are less capital intensive than many traditional products. For example, in our Individual Retirement segment, we have evolved our variable annuity products to promote products with only a return of premium death benefit (such as index-linked and investment only annuities) and have restructured products that provide variable annuity guaranteed benefits (“GMxB features”). We believe these efforts have been successful with our customers—approximately 63% of our variable annuity product sales in 2018 had no GMxB feature—and for our stockholders—we hold less capital and reserves and do less hedging than would be needed when compared with variable annuity products with GMxB features. Many of our other products, such as those sold in our Group Retirement and Investment Management and Research segments, by their very nature, require little to no incremental capital over the product lifecycle. We also apply this approach to our most capital-intensive segment—Protection Solutions. We do so by focusing on products such as VUL and IUL insurance (which collectively accounted for 82% of our 2018 sales in the Protection Solutions segment), which require substantially less up-front capital relative to other types of life insurance (such as whole life insurance and traditional universal life insurance). In addition, by providing diversification to our more market-oriented products, the Protection Solutions segment helps improve our overall capital efficiency.
We are confident that our market leading positions, premier distribution platform, competitive products and investment expertise position us well to continue to generate a diversified and growing stream of earnings, maintain stability through market cycles and generate attractive returns and strong cash flows for our stockholders.
Our History
We are a majority-owned subsidiary of AXA, a worldwide leader in life, property and casualty and health insurance and asset management. AXA is headquartered in France, with operations in 62 countries and approximately 160,000 employees and distributors. AXA operates primarily in Europe, North America, the Asia/Pacific region and, to a lesser extent, in other regions including the Middle East, Africa and Latin America. Neither AXA nor any affiliate of AXA has any obligation to provide additional capital or credit support to us.
Founded in 1859, our retirement and protection businesses distribute products to individuals and business owners through our affiliated distribution channel, AXA Advisors, and to the financial services market through our wholesalers serving third-party firms.
 Our business also includes AB, of which we own an approximate 65% economic interest. Our economic interest consists of approximately 64% of the AB Units and approximately 4% of the AB Holding Units (representing an approximate 1% economic interest in ABLP). Our indirect, wholly owned subsidiary, AllianceBernstein Corporation, is the General Partner of AB with the authority to manage and control AB, and accordingly, AB is consolidated in our financial statements. AB has been in the investment management and research business for more than 50 years. ABLP is the operating partnership for the AB business, and AB Holding’s activities consist of owning AB Units and engaging in related activities. AB Holding Units trade on the NYSE under the ticker symbol “AB”. AB Units do not trade publicly.

Our Organizational Structure
AXA holds approximately 59% of our common stock. As a result, we are a “controlled company” within the meaning of NYSE rules. This status allows us to rely on exemptions from certain corporate governance requirements otherwise applicable to NYSE-listed companies for so long as AXA continues to hold more than 50% of our common stock and a transition period after it ceases to do so.
We are a holding company incorporated in Delaware in May 2003. We operate our businesses through a number of direct and indirect subsidiaries.
Market Opportunities
Global asset accumulation markets continued their strong recent growth trend with total AUM reaching $93.8 trillion, up 15.6% year over year, including in the North American market, where total AUM increased by 15.1% year-over-year to $54.5 trillion as of December 31, 2017, according to Willis Towers Watson. In addition, the United States has experienced a decline in the traditional employer-based defined benefit retirement plan system which has raised concerns about the sustainability of safety nets historically provided by governments such as Social Security and employer-sponsored defined benefit plans. These trends have increased the need for Americans to prepare and plan for their own long-term financial security. Our complementary businesses are designed to provide affluent and high net worth Americans with the guidance, products and solutions they need to achieve their wealth accumulation and retirement income goals. We believe the following long-term trends will continue to favorably impact our business over time.
Continued rapid growth in the retirement-aged U.S. population. Technological advances and improvements in healthcare are projected to continue to contribute to increasing average life expectancy, and aging individuals must be prepared to fund retirement periods that will last longer than previously anticipated. The U.S. Census Bureau estimated that approximately 15% of the population was 65 years of age or older in 2017, compared to approximately 9% in 1960. This segment of the population is estimated to double from approximately 48 million in 2017 to more than 98 million by 2060, and it is expected to represent approximately 24% of the overall population, as the youngest members of the “baby boomer” generation continue to reach retirement age.
Shifting retirement savings landscape. Only 14% of millennial households (those under 36 years old) will have access to a defined benefit plan pension, compared to 52% of households of those 71 years old or older, according to LIMRA’s analysis of the Federal Reserve Board’s 2016 Survey of Consumer Finances. Increased life expectancy coupled with this transition away from defined benefit plans has shifted the responsibility for retirement savings and income planning from employers to individuals. We expect that this shift in responsibility will drive demand for our products and services including wealth accumulation, income producing investments and financial advice.

Expected growth in retirement assets. U.S. retirement assets are estimated to increase by 4.3% per year from 2018 through 2023 to $32.4 trillion with assets in the not-for-profit/governmental defined contribution sector projected to grow slightly faster at 5.7% for the same period, according to Cerulli’s 2018 U.S. Retirement Markets report. We believe that our retirement focused asset accumulation business will continue to benefit from this trend.
Strong need for financial planning advice. According to the 2018 Insurance Barometer Study by LIMRA, 69% of consumers said that meeting with an agent or advisor before buying life insurance was important to them. We believe that due to the complexity of financial planning, many consumers will continue to seek advice in connection with the purchase of these products, providing companies with broad distribution platforms and in-house advice capabilities a competitive advantage.
We believe that these trends, together with our competitive strengths and strategy discussed below, provide us an opportunity to increase the value of our business.
Our Competitive Strengths
Our two well-established principal franchises, AXA Equitable Life and AllianceBernstein, have a history of agility and innovation. At a time of significant challenges for investors—increased regulation, new technologies and a likely continued low yield environment—the ability to develop new creative solutions is critical for meeting clients’ needs and growing our businesses. Our company has a long history of developing innovative solutions, including introducing variable life insurance to the U.S. market, being one of the pioneers in performance fees for actively managed funds and launching our Structured Capital Strategies (“SCS”) product. Through Bernstein Research, we have a strong reputation for demonstrating that deeper research results in greater investment value.

Our strong balance sheet provides confidence for the future. We believe the strength of our balance sheet and the statutory capitalization of our insurance companies provide confidence to our clients and business partners and help position us for continued growth. In particular:

•
In 2017, we increased the statutory capital and reserves of our retirement and protection businesses by approximately $2.3 billion, improving our ability to withstand adverse economic scenarios. Additionally, in April 2018, we effected an unwind of the reinsurance provided to AXA Equitable Life by AXA RE Arizona for certain variable annuities with GMxB features (the “GMxB Unwind”). These positive impacts were offset by the changes to the RBC calculation adopted by the NAIC in 2018, including the C-3 Phase II Total Asset Requirement for variable annuities, to reflect the 21% corporate income tax rate in RBC, which resulted in a reduction to our Combined RBC Ratio. As of December 31, 2018, our insurance company subsidiaries had statutory total adjusted capital (“TAC”) of approximately $8.5 billion, resulting in a Combined RBC Ratio of approximately 670%;

•
We target maintaining an asset level for all variable annuities at or above a CTE98 level under most economic scenarios and an RBC ratio of 350–400% for non-variable annuity insurance liabilities, which, combined with the variable annuity capital, would result in a Combined RBC Ratio in excess of 500%; and

•
We have a diversified, high quality $81.3 billion investment portfolio as of December 31, 2018, including $46.3 billion in fixed maturities classified as available-for-sale, of which 97.3% are investment grade rated.

Our business generates significant cash and we have in place a hedging program to protect our cash flows even in adverse economic scenarios. Our two principal operating companies are well established and have been generating, and are expected to continue to generate, significant cash, enabling us to pay dividends, provide capital needed to support our business and service our debt over time. From 2014 to 2016, Holdings received net distributions from our subsidiaries of $2.6 billion. In 2017, in accordance with an agreement with the New York Department of Financial Services (the “NYDFS”) and in preparation for the initial public offering of our common stock (the “IPO”), Holdings made $2.3 billion in aggregate capital contributions to AXA Equitable Life and AXA RE Arizona. In 2018, Holdings received net distributions from its subsidiaries of $1.4 billion. In addition, we have implemented a hedging program intended to protect our variable annuity assets and statutory capital in the event of adverse economic scenarios.
In addition, on December 31, 2018, Holdings and certain of its subsidiaries executed a series of transactions that transferred all of the interests in AB held by AXA Equitable Life to a wholly-owned non-insurance company subsidiary of Holdings. These transactions were undertaken in order to simplify Holdings’ corporate structure and streamline Holdings’ cash flow and capital management.
Our leading retirement businesses are well-positioned to grow. There is a growing need for financial products that provide retirement income as well as a measure of protection against equity market volatility. In both the affluent and high net worth markets and in the K–12 education market, we believe that we are well-positioned to benefit from the growing and aging U.S. population and the continued shift away from defined benefit plans.

•
For affluent and high net worth clients approaching retirement, our individual retirement products offer customers protection against market volatility and help instill confidence that their income needs will be satisfied in their retirement years.

•
In our Group Retirement business, we are the leading provider of retirement products and related solutions for the growing 403(b) K–12 education market. Our nationwide footprint of advisors provides valuable advisory services to a wide range of clients in the education market saving for retirement.

Our Investment Management and Research business is strategically positioned to grow. We believe our Investment Management and Research business is well-positioned to navigate an evolving environment in which growth in passive strategies is pressuring fees for many active asset managers. We sell products and solutions that are difficult to replicate through passive mechanisms, including many of our credit, multi-asset and alternative strategies. We are present in markets worldwide, many of which have been less affected by the growth of passive investment options, such as parts of Asia. Additionally, a significant majority of our active equity and fixed income assets are in services that regularly exceed their benchmarks for the three-year performance period. AB’s full year results reflect its sustained investment in active equities, which grew at an organic rate of nearly 8%, and the growth of its equities and alternatives services drove an improvement of 1% in its average fee rate.
Our Protection Solutions business is well established and has growth potential in select segments. We are one of the leading life insurance providers in the United States, specifically with respect to VUL and IUL, and are committed to disciplined underwriting. Our in-force portfolio provides diversification on our statutory capital base and attractive cash flows. Over the years, much of this market has become commoditized, and we now selectively focus on the less capital-intensive VUL and IUL accumulation segments of the market.
Our focus on less capital-intensive fee-based products results in lower capital needs. Our ability to create less capital-intensive products and solutions that meet the evolving needs of our clients, while still achieving our risk-adjusted return targets, has allowed us in recent years to capture increased market share, particularly in the variable annuity market. Our Individual Retirement, Group Retirement and Investment Management and Research segments’ earnings are predominantly fee-based.
Our premier affiliated retail and institutional distribution platform differentiates us from competitors. We benefit from a broad reach across affiliated and third-party channels. Our affiliated retail distribution platform consists of over 4,700 licensed AXA Advisors as well as a direct network of more than 200 Bernstein Financial Advisors serving approximately 15,000 high net worth clients as of December 31, 2018. The institutional platform in our retirement and protection segments is broad with more than 1,000 third-party relationships providing access to an additional approximately 150,000 financial professionals, while AB’s global distribution team of more than 500 professionals reach approximately 4,900 distribution partners and more than 500 institutional clients. We believe that our close alignment with our affiliated distribution platform, in conjunction with our extensive and growing network of third-party relationships, differentiates us from our competitors and allows us to effectively distribute our products and write high-quality new business.
Our disciplined risk management framework protects our balance sheet. We have well-developed technical risk management capabilities which are embedded throughout our business. Our decisions are driven by an internal economic model designed to ensure that we protect our solvency, honor our obligations to our clients and provide attractive risk-adjusted returns for our stockholders. For example, our variable annuity hedging strategy is focused on protecting the economic value of our liabilities while allowing us to return cash to our stockholders through dividends and share repurchases across a variety of economic scenarios.
Our highly experienced management team brings strong capabilities. We are led by well-respected industry veterans who bring diverse U.S. and global experiences with long-standing experience in the financial services industry.
Our Strategy
Our overarching objective is to position the Company as the most trusted partner to clients by providing advice, products and services that help them navigate complex financial situations. We believe we are well-positioned to use our competitive strengths to grow our earnings base, actively manage our capital and generate attractive risk-adjusted returns for our stockholders. We have identified specific initiatives that are designed to grow our business, enhance productivity and optimize our capital. Underpinning this strategy is our commitment to disciplined risk management and a sound people strategy.
Growth Strategies
Deliver organic growth by focusing on attractive market segments. We intend to continue to innovate across our businesses, enhancing existing products and creating new products to service the needs of our retail and institutional clients.
Individual Retirement. We plan to further build on our market-leading position in the variable annuity market through continued innovation in our product portfolio to address evolving customer preferences and will seek opportunities to continue to expand our distribution network by deepening relationships with existing partners and developing relationships with new partners and channels. A key component of our strategy is to ensure that we maintain an “all-weather” portfolio to meet the needs and risk appetites of consumers through different market cycles. An example of this is the significant success we have had with SCS, which is designed to meet consumers’ preference for some downside protection while sharing in the potential for market upside.
Group Retirement. We will take advantage of our market-leading position in the K–12 education market where we expect attractive growth prospects through approximately 1,000 dedicated advisors serving clients in more than 9,000 public school plans as of December 31, 2018. We see further growth opportunities through expansion of our distribution capabilities and plan to use our new mutual fund platform to retain existing clients and expand our client base. We will continue to leverage technology through our direct marketing and online enrollment program, which provides an omni-channel capability to augment our proven advisor model.

Investment Management and Research. We will continue to build on AB’s heritage of research excellence and ingenuity to develop new actively managed solutions for which investors see value and are willing to pay a price premium over passively managed alternatives. AB has a suite of actively managed, differentiated equity and fixed income services, delivering strong risk-adjusted returns. For instance, 90% of our fixed income services and 62% of our equity services have outperformed their benchmarks over the three-year period ended December 31, 2018. In addition, our Multi-Asset Solutions group develops outcome-oriented services for institutional and retail clients, including innovative offerings such as our multi-manager target-date funds and our hedge fund replication strategies. We also have a diverse offering of alternative strategies with strong emerging track records that we expect to commercialize and grow over the next three years.
Protection Solutions. We will focus our strategy on asset accumulation segments that are less capital-intensive, such as VUL and IUL insurance which offer attractive risk-adjusted returns. We plan to improve our performance over time through earnings generated from sales of our repositioned product portfolio and by proactively managing and optimizing our in-force book. In 2015, we entered the employee benefits market and have been focused on growing our capabilities. Using our strong presence in the small and medium-sized businesses market, we have developed a differentiated value proposition for employers where margins remain attractive.
Continue to expand and deepen our distribution channels. Over the last three years, we have had strong sales growth while maintaining attractive risk-adjusted returns. The combination of a strong affiliated sales force, symbiotic third-party relationships, financial strength and innovative product design has allowed us to achieve this while shifting our mix of business towards less capital-intensive products.
We see opportunities for continued growth by expanding our affiliated and third-party distribution channels. We plan to expand our third-party distribution footprint with select partners and grow our footprint in the fee-based registered investment adviser channel. We have a track record in building new channels such as selling retirement products through insurance partners, which commenced in 2011 and accounted for approximately $810 million of first year premium and deposits (“FYP”) for the year ended December 31, 2018.
We plan to enhance sales delivery through investments in automation, analytics and digital capabilities. In recent years, we have upgraded our financial planning tool software for our advisers and built new distribution capabilities alongside our affiliated sales force such as our outbound customer relations unit.
At AB, we are investing in our distribution capabilities to accelerate growth of well-performing products in U.S. and European retail channels. We are building our institutional sales capability to drive increased penetration of Multi-Asset Solutions and alternatives and deploying digital technologies to accelerate growth in our Private Wealth Management division. In addition, we will continue to leverage AB’s leading position in certain Asian markets to distribute our differentiated equity and fixed income solutions.
Productivity Strategies
Enhance profitability through diligent focus on managing expenses while still delivering a best-in-class customer experience. From 2012 through 2017 we delivered more than $350 million in productivity and efficiency gains, principally through right-sizing our organization, selectively outsourcing certain functions, reducing our real estate footprint and implementing information technology productivity measures. We see additional opportunities to improve profitability across our businesses through operating expense reductions, without impacting our ability to serve our existing clients and grow our businesses. In particular, we plan to:

•	Shift our real estate footprint away from the New York metropolitan area to provide space efficiencies and lower labor costs and, where possible, take advantage of state and local tax incentives;

•
Replace costly technology infrastructure with more efficient and more up-to-date alternatives, including cloud-based solutions, and use lean management and agile practices to both enhance service and reduce infrastructure cost;

•	Leverage new technologies to further drive productivity, including accelerating our eDelivery, self-service and paperless initiatives to both improve service and reduce operating costs; and

•	Expand existing outsourcing arrangements (currently several hundred roles supporting service and finance) to further improve cost competitiveness.

Capital Optimization
Optimize our General Account investment portfolio. Prior to 2018, we had an outsized position in U.S. Treasury bonds when compared to many of our principal competitors in the United States and a relatively short credit portfolio duration. We have begun to gradually transition our portfolio to be in line with our economic liabilities and better optimize our capital under a U.S. framework. Principally, we have begun the transition of our investment portfolio from U.S. Treasury bonds to high quality investment grade bonds and have extended our investment portfolio’s credit duration. We expect this transition to contribute a meaningful increase in net investment income when complete.
Proactively manage our business portfolio. One of our primary objectives is to improve our financial performance. In addition to driving operating earnings, we plan to continue to proactively manage our in-force portfolio to ensure we optimize equity invested in our businesses. This includes market transactions, reinsurance and exercising contractual rights as appropriate. Underpinning this is our strong experience in managing our various portfolios through actions such as buyouts, fund substitutions and portfolio sales.
Return capital to stockholders. We will focus on returning excess capital to stockholders actively and prudently. Our expected sources of excess capital generation over the course of the next several years include cash flow generated by earnings associated with our diverse, seasoned portfolio of retirement and protection businesses and quarterly unitholder distributions from our economic interest in AB, of which, as of December 31, 2018, nearly all is held outside of our insurance company subsidiaries.
Risk Management Strategy
Maintain risk management discipline. The goal of our risk management strategy is to protect capital, enable growth and achieve profitable results across various market cycles. For our variable annuity business, we use a dynamic hedging strategy to offset changes in the economic liability of our GMxB features due to changes in equity markets and interest rates. In addition to our dynamic hedging strategy, in the fourth quarter of 2017 and the first quarter of 2018, we implemented static hedge positions to maintain a target asset level for all variable annuities at or above a CTE98 level under most economic scenarios, and to maintain a CTE95 level even in extreme scenarios. We expect to adjust from time to time our static equity hedge positions to maintain our target level of CTE protection over time. For our non-variable annuity insurance businesses, we aim to maintain a 350–400% RBC ratio, which, combined with the variable annuity capital, would result in a Combined RBC Ratio in excess of 500%.
In addition, we expect that our diverse, seasoned in-force book of business should continue to generate statutory earnings further bolstering our statutory capital position. As of December 31, 2018, our debt-to-capital ratio excluding Accumulated Other Comprehensive Income (“AOCI”) was approximately 25%, which we believe supports strong financial strength ratings, and we expect to maintain a mid-20s% debt-to-capital ratio going forward.
We have enhanced our internal economic model to orient the company more toward U.S. regulatory and capital frameworks and away from the European Solvency II framework. Product pricing, new portfolio investments and capital distribution decisions are driven by this economic model and are designed to protect our economic solvency, honor our obligations to our clients and provide attractive risk-adjusted returns for our stockholders.
People Strategy
Raising likelihood of success through our people strategy. We understand that to execute our plan successfully we need not only a sound business strategy but an equally well-developed people strategy. In addition to ensuring strong alignment across our organization to our goals and strategies, we will continue our long-standing commitment to building a culture of inclusion, professional excellence and continuous learning. We are very pleased to have been recognized as a “Great Place to Work” in 2016, 2017 and 2018 by the Great Place to Work® Institute, an independent workplace authority. Professional development has always been a key part of our philosophy. For example, we were a founding partner with The American College of Financial Services in developing the Chartered Life Underwriter designation, which remains the industry standard. In addition to investing in our people’s development, we continually look for opportunities to bring in fresh talent to augment our team.
Financial Goals
We have designed our financial goals to maintain a strong balance sheet while delivering disciplined profitable growth. We have established the following financial goals which we believe best measure the execution of our business strategy and align with our stockholders’ interests:

•	Target asset level for all variable annuities at or above a CTE98 and an RBC ratio of 350-400% for our non-variable annuity insurance liabilities;

•
Return of capital to stockholders equal to at least 50-60% of our Non-GAAP Operating Earnings on an annualized basis starting in 2019, including payment of dividends and share repurchases; previously our target was 40-60%;

•	Target a compound annual growth rate in our Non-GAAP Operating Earnings of 5-7% through 2020, subject to market conditions; and

•	We expect that the target growth in Non-GAAP Operating Earnings combined with our target return of capital to stockholders will result in Non-GAAP Operating ROE in the mid-teens by 2020.
We focus on Non-GAAP Operating ROE, which is a measure of our Non-GAAP Operating Earnings divided by our Total equity attributable to Holdings, excluding AOCI, as a key measure of profitability for our Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Measures—Non-GAAP Operating ROE and Non-GAAP Operating ROC by Segment”.
The Tax Reform Act reduced our effective tax rate on Non-GAAP Operating Earnings, which resulted in an improvement to Non-GAAP Operating Earnings. In addition to the favorable change in tax rate, we anticipate that the following key initiatives will assist us in increasing our Non-GAAP Operating ROE to our stated goal:

•
General Account Optimization: We have begun to transition $5 billion of our General Account investment portfolio from U.S. Treasury bonds to high quality investment grade corporate bonds and $2 billion of our General Account investment portfolio from shorter duration, high quality investment grade corporate bonds to longer duration, high quality investment grade corporate bonds. We expect this transition to increase the yield on the reallocated portion of our investment portfolio. At current market rates and corporate spreads over U.S. Treasury bonds, once the transition and other investment actions are completed, we estimate an improvement to Non-GAAP Operating Earnings of approximately $160 million per annum on our General Account investments by 2020. We have thus far completed approximately two-thirds of the General Account optimization initiatives toward achieving our 2020 goal. We do not expect the change in our investment allocation to have a meaningful impact on our RBC ratio.

•
AB’s Margin Target Expansion: AB previously adopted a goal of increasing AB’s consolidated adjusted operating margin to 30% by 2020. Significant declines in the equity and certain fixed income markets during the fourth quarter of 2018, most notably in December 2018, reduced AB’s AUM by $34.0 billion, or 6.2%, during the fourth quarter to $516.4 billion from $550.4 billion at the end of the third quarter of 2018. Given the impact AB expects this lower AUM will have on its ability to generate the level of investment advisory fee revenues AB initially forecast when establishing this goal, presently AB does not believe that achieving this goal by 2020 is likely. However, AB is taking additional actions to better align its expenses with these lower AUM and expected revenues. AB remains committed to achieving an adjusted operating margin of 30% in years subsequent to 2020 and will take continued actions in this regard, subject to prevailing market conditions and the evolution of its business mix.

AB’s adjusted operating margin is a financial measure that is not comparable to our Non-GAAP Operating Earnings measure. Adjusted operating margin is a non-GAAP financial measure used by AB’s management in evaluating AB’s financial performance on a standalone basis and to compare its performance, as reported by AB, in its periodic reports. In setting this goal, AB made a number of significant assumptions, including with respect to levels of positive net flows into its investment services, the growth in its alternative products business, rates of increase in fixed costs as well as transitional costs associated with establishing its headquarters in Nashville, TN, including employee relocation, severance, recruitment and duplicative occupation and occupancy costs, and the timing of such costs, its success in achieving planned cost reductions and the timing of such cost reductions, investments it makes in its business and general market conditions.

•
Productivity Strategies: We expect to continue to build upon our recent productivity improvements, through which we have delivered more than $350 million in efficiency improvements from 2012 through 2017. We have identified several additional initiatives, including reallocating some of our real estate footprint away from New York, replacing or updating less efficient legacy technology infrastructure and expanding existing outsourcing arrangements, that we believe will reduce costs and improve productivity. We anticipate that the savings from these strategies should offset any incremental ongoing expenses we incur as a standalone company and we expect these initiatives to improve our operating leverage, increasing our Non-GAAP Operating Earnings by approximately $75 million per annum by 2020.

•
Capital Optimization: We plan to return capital to shareholders through dividends and share repurchases, which we expect, in aggregate, will represent at least 50-60% of our Non-GAAP Operating Earnings. We also plan to opportunistically manage our in-force portfolio through potential market transactions, reinsurance and the exercise of our contractual rights.

•
Growth Strategies: We plan to continue to grow our core business through further refinement of our product offerings, expansion of our third-party distribution network and our AXA Advisors affiliated salesforce and increased penetration of our target markets.

These goals are based on our baseline business plan scenario, developed at the time of our IPO, which we refer to as our “Base Case Scenario.” Our Base Case Scenario assumes 6.25% annual equity market returns, the yield on the 10-year U.S. Treasury note rising ratably over the next 10 years to 2.8% and policyholder behavior based on our current best estimate assumptions which include dynamic variables to reflect the impact of a change in market levels. Actual results related to these targets may vary depending on various factors, including actual capital market outcomes, changes in actuarial models or emergence of actual experience, changes in regulation as well as other risks and factors discussed in “Risk Factors.” Non-GAAP Operating ROE and Non-GAAP Operating Earnings are non-GAAP financial measures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Measures” for a discussion of our non-GAAP financial measures.
In setting the targets described above, we have made significant assumptions with respect to, among other things:

•	our amount of new sales of individual retirement, group retirement and protection solutions products;

•	net flows at AB and the amount of distributions from AB;

•	the absence of new regulation such as NAIC variable annuity reserve and capital reform;

•	effective tax rates lower than the federal statutory rate of 21%;

•	our degree of leverage, including indebtedness incurred in connection with the IPO;

•	limited differences between actual experience and existing actuarial assumptions, including assumptions for which existing experience is limited and experience will emerge over time;

•	the efficacy and maturity of existing actuarial models to appropriately reflect all aspects of our existing and in-force businesses;

•
the effectiveness and cost of our proposed hedging program, the timing of its implementation and the impact of our hedging strategy on net income volatility and possible negative effects on our statutory capital;

•	our ability to implement our business strategy, including optimizing our General Account portfolio and reducing expenses;

•	the successful implementation of our key initiatives outlined above;

•	our access to capital; and

•	general conditions of the markets in which our businesses operate.
While these targets are presented with numerical specificity, and we believe such targets to be reasonable as of the date of this Annual Report on Form 10-K, given the uncertainties surrounding such assumptions, there are significant risks that these assumptions may not be realized and as a result, the financial goals may not be achieved. In calculating these goals, we exclude several significant impacts to our Protection Solutions segment in 2017 including actuarial assumption updates and model changes, a maintenance expense assumption update, a mortality table update and loss recognition testing. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment—Protection Solutions.” We also exclude the anticipated beneficial impact of tax reform on Non-GAAP Operating Earnings. Accordingly, our actual results may differ from these financial goals and the differences may be material and adverse, particularly if actual events adversely differ from one or more of our key assumptions. The financial goals and their underlying assumptions are forward-looking statements and can be affected by any of the factors discussed in “Risk Factors” and “Note Regarding Forward-Looking Statements and Information.” We strongly caution investors not to place undue reliance on any of these assumptions or financial goals. Except as may be required by applicable securities laws, we are not under any obligation and expressly disclaim any obligation to update or alter any assumptions, estimates, financial goals, projections or other related statements that we may make.

Segment Information
We are organized into four segments: Individual Retirement, Group Retirement, Investment Management and Research, and Protection Solutions. We report certain activities and items that are not included in our segments in Corporate and Other.
 The following table presents operating earnings (loss) by segment and Corporate and Other for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
	(in millions)

Operating earnings (loss) by segment:
Individual Retirement	$1,555	$1,252	$1,167
Group Retirement	389	283	167
Investment Management and Research	381	211	161
Protection Solutions	197	502	77
Corporate and Other	(356)	(213)	(181)
Non-GAAP Operating Earnings	$2,166	$2,035	$1,391
For additional financial information on segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment” and Note 19 of the Notes to the Consolidated Financial Statements.
Individual Retirement
Our Individual Retirement segment is a leading provider of individual variable annuity products, which are primarily sold to affluent and high net worth individuals saving for retirement or seeking guaranteed retirement income. We have a long history of innovation, as one of the first companies, in 1968, to enter the variable annuity market, as the first company, in 1996, to provide variable annuities with living benefits, and as the first company, in 2010, to bring to market an index-linked variable annuity product. Our Individual Retirement business is an important source of earnings and cash flow for our company, and we believe our hedging strategy preserves a substantial portion of these cash flows across a wide range of risk scenarios. The primary sources of revenue for our Individual Retirement segment include fee revenue and investment income. As of December 31, 2018, we had more than 900,000 variable annuity contracts in force, representing approximately $94.6 billion of AV.
We principally focus on selling three variable annuity products, each of which provides policyholders with distinct benefits, features and return profiles. We continue to innovate our offering, periodically updating our product benefits and introducing new variable annuity products to meet the evolving needs of our clients while managing the risk and return of these variable annuity products to our company. Due to our innovation, our product mix has evolved considerably since the financial crisis. The majority of our sales in 2018 consisted of products without GMxB features (other than the return of premium (“ROP”) death benefit), and 1% of 2018 FYP was attributable to products with fixed rate guarantees. We believe that our current portfolio of less capital-intensive products offers a range of solutions for our clients and provides us with attractive risk-adjusted returns.
We sell our variable annuity products through AXA Advisors and a wide network of over 600 third-party firms, including banks, broker-dealers and insurance partners, reaching more than 100,000 advisors. This differentiated distribution network, along with our diverse product portfolio, has enabled us to rank among the industry leaders in sales of variable annuity products. As of December 31, 2017, we ranked third in variable annuity market share based on sales, according to Morningstar, Inc. (“Morningstar”), and our wholesalers serving third-party firms ranked second in variable annuity sales productivity in the third-party channel, according to Market Metrics. As of December 31, 2017, our in-force block ranked fifth based on variable annuity net assets, according to Morningstar.
We believe that our current portfolio of less capital-intensive products offers a range of solutions for our clients and provides us with attractive risk-adjusted returns. To further our growth, we plan to continue to innovate our product portfolio, expand and deepen our distribution channels and effectively manage risk in our business.

Product Innovation. We have created a diverse portfolio of variable annuity products that are designed to be attractive in different market scenarios and economic conditions. We will seek opportunities to expand our product line-up in new segments of the individual variable annuity market that leverage our product design, risk management and distribution capabilities and provide additional growth opportunities with favorable risk-adjusted returns. For affluent and high net worth clients approaching retirement, our individual retirement products offer customers protection against market volatility and help instill confidence that their income needs will be satisfied in their retirement years.
Distribution Expansion. We have a large and differentiated distribution network that includes AXA Advisors and a wide range of financial services firms including broker-dealers, banks, insurance partners and brokerage general agencies. We have had considerable success in evolving our third-party distribution network by growing in the bank, broker-dealer and insurance partner channels and will seek opportunities to continue to expand our distribution network by deepening relationships with existing partners and developing relationships with new partners and channels.
Risk Management. We have taken a multi-pronged approach to actively manage the economic risks associated with our in-force variable annuity products. We use a dynamic hedging strategy to offset changes in the economic liability of our GMxB features due to changes in equity markets and interest rates (within this strategy we reevaluate our economic exposure at least daily and rebalance our hedge positions accordingly). In the fourth quarter of 2017 and the first quarter of 2018, we supplemented this dynamic strategy with additional static hedge positions (derivatives positions intended to be held to maturity with less frequent re-balancing) to maintain a target asset level for all variable annuities at a CTE98 level under most economic scenarios, and to maintain a CTE95 level even in extreme scenarios. In addition to these hedging strategies, we employ various other methods to manage the risks of our in-force variable annuity products, including asset-liability matching, volatility management tools within the Separate Accounts, and an active in-force management program, including buyout offers.
Variable Annuities Policy Feature Overview
Variable annuities allow the policyholder to make deposits into accounts offering variable investment options. For deposits allocated to Separate Accounts, the risks associated with the investment options are borne entirely by the policyholder, except where the policyholder elects GMxB features in certain variable annuities, for which additional fees are charged. Additionally, certain variable annuity products permit policyholders to allocate a portion of their account to investment options backed by the General Account and are credited with interest rates that we determine, subject to certain limitations. As of December 31, 2018, the total AV of our variable annuity products was $94.6 billion, consisting of $74.0 billion of Separate Account AV and $20.6 billion of General Account AV.
Certain variable annuity products offer one or more GMxB features in addition to the standard return of premium death benefit guarantee. GMxB features (other than the return of premium death benefit guarantee) provide the policyholder a minimum return based on their initial deposit adjusted for withdrawals (i.e., the benefit base), thus guarding against a downturn in the markets. The rate of this return may increase the specified benefit base at a guaranteed minimum rate (i.e., a fixed roll-up rate) or may increase the benefit base at a rate tied to interest rates (i.e., a floating roll-up rate). GMxB riders must be chosen by the policyholder no later than at the issuance of the contract.
 The following table presents our variable annuity AV by GMxB feature for our variable annuity business in our Individual Retirement segment as of December 31, 2018, 2017 and 2016:

	As of December 31,
	2018	2017	2016
	(in millions)
Account Value
Non-GMxB	$23,759	$22,429	$17,433
ROP Death Benefit Only	8,730	9,592	9,309
Total Non-GMxB & ROP Death Benefit Only	$32,489	$32,021	$26,742
Floating Rate GMxB	20,633	21,599	18,768
Fixed Rate GMxB	41,467	49,803	48,094
Total Variable Annuity AV	$94,589	$103,423	$93,604

The following table presents our variable annuity benefit base by GMxB feature for the Individual Retirement segment as of December 31, 2018, 2017 and 2016. Many of our variable annuity contracts offer more than one type of GMxB feature such that the amounts listed below are not mutually exclusive. Thus, the benefit base cannot be totaled.

	As of December 31,
	2018	2017	2016
	(in millions)
Benefit Base
ROP Death Benefit Only	$6,072	$6,281	$6,640
Floating Rate GMxB
GMDB	21,924	20,628	18,948
GMIB	19,670	18,412	16,211
Fixed Rate GMxB
GMDB	61,220	62,702	63,926
GMIB	63,431	64,673	66,310
The guaranteed benefit received by a policyholder pursuant to a GMxB feature is calculated based on the benefit base. The benefit base is defined as a hypothetical amount (i.e., not actual cash value) used to calculate the policyholder’s optional benefits within a variable annuity. A benefit base cannot be withdrawn for cash and is used solely to calculate the variable annuity’s optional guarantees. Generally, the benefit base is not subject to a cap on the value. However, the benefit base stops increasing after a defined time period or at a maximum age, usually age 85 or 95, as defined in the contract.
The calculation of the benefit base varies by benefit type and may differ in value from the policyholder’s AV for the following reasons:

•
The benefit base is defined to exclude the effects of a decline in the market value of the policyholder’s AV. Accordingly, actual claim payments to be made in the future to the policyholder will be determined without giving effect to market declines.

•	The terms of the benefit base may allow it to increase at a guaranteed rate irrespective of the rate of return on the policyholder’s AV.
We currently offer GMxB riders. Their principal features are as follows:

•
GMDBs provide that in the event of the death of the policyholder, the beneficiary will receive the higher of the current contract account balance or the benefit base upon the death of the owner (or annuitant).

•
GMIBs provide, if elected by the policyholder after a stipulated waiting period from contract issuance, guaranteed minimum annual lifetime payments based on predetermined guaranteed annuity purchase factors that may exceed what the contract AV can purchase at then-current annuity purchase rates.

For a detailed discussion of GMxB riders, see “—Overview of GMxB Features.”
Products
We primarily sell three variable annuity products, each providing policyholders with distinct features and return profiles. We believe these products offer us attractive risk-adjusted returns. Our current primary product offering, ordered below according to sales volume for the year ended December 31, 2018, includes:

•
SCS. Our index-linked variable annuity product allows the policyholder to invest in various investment options, whose performance is tied to one or more securities indices, commodities indices or exchange traded funds (“ETF”), subject to a performance cap, over a set period of time. The risks associated with such investment options are borne entirely by the policyholder, except the portion of any negative performance that we absorb (a buffer) upon investment maturity. This variable annuity does not offer GMxB features, other than an optional return of premium death benefit that we have introduced on some versions.

•
Retirement Cornerstone. Our Retirement Cornerstone product offers two platforms: (i) RC Performance, which offers access to over 100 funds with annuitization benefits based solely on non-guaranteed account investment performance and (ii) RC Protection, which offers access to a focused selection of funds and an optional floating-rate GMxB feature providing guaranteed income for life, with a choice between two floating roll-up rate options.

•
Investment Edge. Our investment-only variable annuity is a wealth accumulation variable annuity that defers current taxes during accumulation and provides tax-efficient distributions on non-qualified assets through scheduled payments over a set period of time with a portion of each payment being a return of cost basis, thus excludable from taxes. Investment Edge does not offer any GMxB feature other than an optional return of premium death benefit.

•	Other products. We offer other products which offer optional GMxB benefits. These other products do not contribute significantly to our sales.
 Our variable annuity portfolio is mature with gross premiums for our fixed rate GMxB products, ranging from $8.5 billion to $11.3 billion from 2005 to 2008. Since 2009, gross premiums for these products have decreased substantially. Over this period, we shifted our business from selling variable annuity products with GMxB features with fixed roll-up rates, to predominantly (i) variable annuity products without GMxB features (other than the return of premium death benefit in some cases) and (ii) variable annuity products with GMxB features with floating roll-up rates. We had a total of $11 billion of FYP for our entire variable annuity portfolio in 2008. Based on FYP, we have shifted our portfolio from 90% fixed rate GMxB products in 2008 to 93% floating rate GMxB products and non-GMxB products in 2018. In addition, AV has shifted from 77% Fixed Rate GMxB products in 2008 to 44% in 2018.

Evolution of Variable Annuity FYP

The following tables present the relative contribution to FYP of each of the above products and GMxB features for the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,
	2018	2017	2016
		(in millions)
FYP by Product
SCS	$3,926	$3,781	$3,424
Retirement Cornerstone	2,479	2,522	3,042
Investment Edge	537	418	408
Other	366	374	470
Total FYP	$7,308	$7,095	$7,344

	Years Ended December 31,
	2018	2017	2016
		(in millions)
FYP by Guarantee Feature
Non-GMxB	$4,640	$4,622	$4,265
ROP Death Benefit Only	496	276	271
Total Non-GMxB & ROP Death Benefit Only	$5,136	$4,898	$4,536

Floating Rate GMxB	2,124	2,108	2,600
Fixed Rate GMxB	48	89	208
Total GMxB	$2,172	$2,197	$2,808

Total FYP	$7,308	$7,095	$7,344
Our sales for the years ended December 31, 2018, 2017 and 2016 further demonstrate the result of our product sales evolution, as 63%, 65% and 58% of FYP, respectively, came from variable annuity products that do not contain GMxB riders, and of the GMxB riders sold, they overwhelmingly featured floating, as opposed to fixed, roll-up rates.
Our Individual Retirement segment works with AXA Equitable FMG to identify and include appropriate underlying investment options in its products, as well as to control the costs of these options and increase profitability of the products. For a discussion of AXA Equitable FMG, see below “—AXA Equitable FMG.”
Markets
For our Individual Retirement segment, we target sales of our products to affluent and high net worth individuals and families saving for retirement or seeking retirement income. As the retirement age population in the United States continues to grow and employers continue to shift away from defined benefit plans, we expect the need for these retirement savings and income products to expand.
Within our target customer base, customers prioritize certain features based on their life-stage and investment needs. In addition, our products offer features designed to serve different market conditions. SCS targets clients with investable assets who want exposure to equity markets, but also want to guard against a market correction. Retirement Cornerstone targets clients who want growth potential and guaranteed income with increases in a rising interest rate environment. Investment Edge targets clients concerned about rising taxes.
Distribution
We distribute our variable annuity products through AXA Advisors, and through third-party distribution channels. For the year ended December 31, 2018, AXA Advisors represented 38% of our variable annuity FYP in this segment, while our third-party distribution channel represented 62% of our variable annuity FYP in this segment. We employ over 150 external and internal wholesalers who distribute our variable annuity products across both channels. Our wholesalers serving third-party firms ranked second in third-party variable annuity wholesale productivity for the year ended December 31, 2017, according to Market Metrics.
Affiliated Distribution. We offer our variable annuity products on a retail basis through our affiliated retail sales force of financial professionals, AXA Advisors. These financial professionals have access to and offer a broad array of variable annuity, life insurance, employee benefits and investment products and services from affiliated and unaffiliated insurers and other financial service providers.
Third-Party Distribution. We have shifted the focus of our third-party distribution significantly over the last decade, growing our distribution in the bank, broker-dealer and insurance partner channels and providing us access to more than 100,000 financial professionals. For example, in 2011, we began distributing our variable annuity products to insurance partners. Today, we work with some of the country’s largest insurance partners and our sales through this channel have grown to comprise 11% of our total FYP for the year ended December 31, 2018.

 The table below presents the contributions to and percentage of FYP of our variable annuity products by distribution channel for the year ended December 31, 2018.

FYP by Distribution
Other than AXA Advisors, no single distribution firm contributed more than 10% of our sales in 2018.
Competition
Our Individual Retirement business competes with traditional life insurers, as well as banks, mutual fund companies and other investment managers. The variable annuities market is highly competitive, with no single provider dominating the market across products. The main factors that distinguish competitors to clients include product features, access to capital, access to diversified sources of distribution, financial and claims-paying ratings, investment options, brand recognition, quality of service, technological capabilities and tax-favored status of certain products. Competition may affect, among other matters, both the growth of our business and the pricing and features of our products.
Underwriting and Pricing
We generally do not underwrite our variable annuity products on an individual-by-individual basis. Instead, we price our products based upon our expected investment returns and assumptions regarding mortality, longevity and persistency for our policyholders collectively, while taking into account historical experience. We price annuities by analyzing longevity and persistency risk, volatility of expected earnings on our AV and the expected time to retirement. Our product pricing models also take into account capital requirements, hedging costs and operating expenses. Investment-oriented products are priced based on various factors, which may include investment return, expenses, persistency and optionality.
Our variable annuity products generally include penalties for early withdrawals. From time to time, we reevaluate the type and level of GMxB and other features we offer. We have previously changed the nature and pricing of the features we offer and will likely do so from time to time in the future as the needs of our clients, the economic environment and our risk appetite evolve.
Fees on AV, Fund Assets, Benefit Base and Investment Income
We earn various types of fee revenue based on AV, fund assets and benefit base. In general, fees from GMxB features that are calculated based on the benefit base are more stable compared to fees calculated based on the AV.
Mortality & Expense, Administrative Charges and Distribution Charges. We deduct a daily charge from the net assets in each variable investment option to compensate us for mortality risks, administrative expenses and a portion of our sales expenses under the variable annuity contract. These charges are calculated based on the portion of the policyholder’s AV allocated to the Separate Accounts and are expressed as an annual percentage.
 Withdrawal Charges. Some variable annuity contracts may also impose charges on withdrawals for a period after the purchase, and in certain products for a period after each subsequent contribution, also known as the withdrawal charge period. A withdrawal charge is calculated as a percentage of the contributions withdrawn. The percentage of the withdrawal charge that applies to each contribution depends on how long each contribution had been invested in the contract. Withdrawal charges generally decline gradually over the withdrawal charge period, which can range from zero to 12 years depending on the product and share class. Our variable annuity contracts typically permit policyholders to withdraw up to 10% of their AV each year without any withdrawal charge, although their guarantees may be significantly negatively impacted by such withdrawals. Contracts may also specify circumstances when no surrender charges apply (for example, upon payment of a death benefit or due to disability, terminal illness or confinement to a nursing home).
Investment Management Fees. We charge investment management fees for the proprietary funds managed by AXA Equitable FMG that are offered as investments under the variable annuities. Investment management fees are also paid on the non-proprietary funds managed by investment advisers unaffiliated with us to the unaffiliated investment advisers. Investment management fees differ by fund. A portion of the investment management fees charged on funds managed by sub-advisers unaffiliated with us are paid by us to the sub-advisers. Investment management fees reduce the net returns on the variable annuity investments.
12b-1 Fees and Other Revenue. 12b-1 fees are paid by the mutual funds which our policyholders chose to invest in and are calculated based on the net assets of the funds allocated to our sub-accounts. These fees reduce the returns policyholders earn from these funds. Additionally, mutual fund companies with funds that are available to policyholders through the variable annuity sub-accounts pay us fees consistent with the terms of administrative service agreements. These fees are funded from the fund companies’ net revenues.
Death Benefit Rider Charges. We deduct a charge annually from the policyholders’ AV on each contract date anniversary for most of our optional death benefits. This charge is in addition to the base mortality and expense charge for promising to pay the GMDB. The charges earned vary by generation and rider type. For some death benefits, the charges are calculated based on AV, but for enhanced death benefits, the charges are normally calculated based on the benefit base.
Living Benefit Riders Charges. We deduct a charge annually from the policyholders’ AV on each contract date anniversary. We earn these fees for promising to pay guaranteed benefits while the policyholder is alive, such as for any type of GMLB (including GMIB, GWBL, GMWB and GMAB). The fees earned vary by generation and rider type and are calculated based on the benefit base.
Investment Income. We earn revenue from investment income on our General Account investments.
Risk Management
We approach risk management of our variable annuity products: (i) prospectively, by assessing, and from time to time, modifying our current product offerings to manage our risk and (ii) retrospectively, by implementing actions to reduce our exposure and manage the risks associated with in-force variable annuity contracts.
Current GMxB Product Strategy
Over the last decade, we have redesigned our variable annuity product offering by introducing new variable annuities without GMxB features, discontinuing the offering of certain GMxB features and adding or adjusting other features to better enable us to manage the risk associated with these products. Through the increase in sales of our products without GMxB features, sales of our variable annuity contracts with GMxB features have decreased significantly as a percentage of our total sales. We continue to offer certain GMxB features to meet evolving consumer demand while maintaining attractive risk-adjusted returns and effectively managing our risk.
 Some of the features of our GMxB products have been redesigned over the past several years to better manage our risk and to meet customer demand. For example:

•	we primarily offer floating (tied to interest rates), as opposed to fixed, roll-up rates;

•	we offer lower risk investment options, including passive investments and bond funds with reduced credit risk if certain optional guaranteed benefits are elected; and

•
we offer managed volatility funds, which seek to reduce the risk of large, sudden declines in AV during market downturns by managing the volatility or draw-down risk of the underlying fund holdings through re-balancing the fund holdings within certain guidelines or overlaying hedging strategies at the fund level.

To further manage our risk, features in our current GMxB products provide us with the right to make adjustments post-sale, including the ability to increase benefit charges. For more information on GMxB features contained in our current and in-force products, see below “—Overview of GMxB Features.”

In-force Variable Annuity Management
Since the financial crisis, we have implemented several actions to reduce our exposure and manage the risks associated with in-force variable annuity contracts while ensuring policyholder rights are fully respected. We manage the risks associated with our in-force variable annuity business through our dynamic hedging program, reinsurance and product design. The dynamic hedging program was implemented in the early 2000s and today is managed by a dedicated team focused on managing our total variable annuity assets to a CTE level consistent with our financial goals. In addition, we use reinsurance for the GMxB riders on our older variable annuity products (generally issued 1996-2004). We have also introduced several other risk management programs, some of which are described in this section below.
To actively manage and protect against the economic risks associated with our in-force variable annuity products, our management team has taken a multi-pronged approach. Our in-force variable annuity risk management programs include:
Hedging
We use a dynamic hedging strategy supplemented by static hedges to offset changes in our economic liability from changes in equity markets and interest rates. In addition to our dynamic hedging strategy, in the fourth quarter of 2017 and the first quarter of 2018, we implemented static hedge positions to maintain a target asset level for all variable annuities at to maintain a target asset level for all variable annuities at A wide range of derivatives contracts are used in these hedging programs, such as futures and total return swaps (both equity and fixed income), options and variance swaps, as well as, to a lesser extent, bond investments and repurchase agreements. For GMxB features, we retain certain risks including basis, credit spread, and some volatility risk and risk associated with actual versus expected assumptions for mortality, lapse and surrender, withdrawal and contract-holder election rates, among other things.
Reinsurance
We have used reinsurance to mitigate a portion of the risks that we face in certain of our variable annuity products with regard to a portion of the GMxB features. Under our reinsurance arrangements, other insurers assume a portion of the obligation to pay claims and related expenses to which we are subject. However, we remain liable as the direct insurer on all risks we reinsure and, therefore, are subject to the risk that our reinsurer is unable or unwilling to pay or reimburse claims at the time demand is made. We evaluate the financial condition of our reinsurers in an effort to minimize our exposure to significant losses from reinsurer insolvencies.
Non-affiliate Reinsurance. We have reinsured to non-affiliated reinsurers a portion of our exposure on variable annuity products that offer a GMxB feature issued through February 2005. At December 31, 2018, we had reinsured to non-affiliated reinsurers, subject to certain maximum amounts or caps in any one period, approximately 15.5% of our net amount at risk (“NAR”) resulting from the GMIB feature and approximately 2.9% of our NAR to the GMDB obligation on variable annuity contracts in force as of December 31, 2018.
Captive Reinsurance. In addition to non-affiliated reinsurance, AXA Equitable Life ceded to AXA RE Arizona, a captive reinsurance company, a 100% quota share of all liabilities for variable annuities with GMxB riders other than return of premium death benefit issued on or after January 1, 2006 and in-force on September 30, 2008 and a 100% quota share of all liabilities for variable annuities with GMIB riders issued on or after May 1, 1999 through August 31, 2005 in excess of the liability assumed by two unaffiliated reinsurers, which are subject to certain maximum amounts or limitations on aggregate claims (the “Excess Risks”). On April 12, 2018, we effected the GMxB Unwind. As a result of the GMxB Unwind, AXA Equitable Life assumed all of the liabilities of the GMxB Business that were previously ceded to AXA RE Arizona and the Excess Risks were novated to a newly formed captive reinsurance company. For additional information on the GMxB Unwind, see “—Unwind of Reinsurance of GMxB Business with a Captive Reinsurer.”
Other Programs
We have introduced several other programs that reduced gross reserves and reduced the risk in our in-force block and, in many cases, offered a benefit to our clients by offering liquidity or flexibility:
Investment Option Changes. We made several changes to our investment options within our variable annuity products over the years to manage risk, employ more passive strategies and offer our clients attractive risk-adjusted investment returns. To reduce the differential between hedging instruments performance and fund performance, we added many passive investment strategies and reduced the credit risk of some of the bond portfolios, which is designed to provide a better risk adjusted return to clients. We also introduced managed volatility funds in 2009. As a result, the investment strategy mix of our in-force variable annuity products with GMxB features shifted from 90% active based on AV as of December 31, 2008 to 81% passive based on AV as of December 31, 2018. Our volatility management strategy seeks to reduce the portfolio’s equity exposure during periods when certain market indicators indicate that market volatility is above specific thresholds set for the portfolio. Historically when market volatility is high, equity markets generally are trending down, and therefore this strategy is intended to reduce the overall risk of investing in the portfolio for clients. As of December 31, 2018, 57% of our in-force variable annuity products with GMxB features were invested in managed volatility assets based on AV. Coupled with our shift towards passive strategies, as of December 31, 2018, 91% of our in-force variable annuity products with GMxB features were invested in passive and/or managed volatility assets based on AV.
Optional Buyouts. Since 2012, we have implemented several successful buyout programs that benefited clients whose needs had changed since buying the initial contract and reduced our exposure to certain types of GMxB features. We have executed buyout programs since 2012, offering buyouts to contracts issued between 2002 and 2009.
Premium Suspension Programs. We have suspended the acceptance of subsequent premiums to certain GMxB contracts.
Lump Sum Option. Since 2015, we have provided certain policyholders with the optional benefit to receive a one-time lump sum payment rather than systematic lifetime payments if their AV falls to zero. This option provides the same advantages as a buyout. However, because the availability of this option is contingent on future events, their actual effectiveness will only be known over a long-term horizon.
 Overview of GMxB Features
We have historically offered a variety of variable annuity benefit features, including GMxB features, to our policyholders in our Individual Retirement segment.
Guaranteed Minimum Death Benefits Summary
We have historically offered GMDB features in isolation or together with GMLB features, including the following (with no additional charge unless noted):

•
Return of Premium Death Benefit. This death benefit pays the greater of the AV at the time of a claim following the owner’s death or the total contributions to the contract (subject to adjustment for withdrawals). The charge for this benefit is usually included in the Mortality & Expense charge that is deducted daily from the net assets in each variable investment option.

•
RMD Wealthguard Death Benefit. This death benefit features a benefit base that does not decrease by the amount of any IRS-mandated withdrawals, or “required minimum distributions” (“RMD”), from the contract. The benefit base automatically increases to equal the highest AV on the current or any prior contract anniversary until RMD withdrawals begin or until the owner reaches a specified maximum age, even if the AV is reduced by negative investment performance. The charges for this benefit are calculated based on the benefit base value and deducted annually from the AV.

•
Annual Ratchet (also referred to as Highest Anniversary Value). This death benefit features a benefit base that is reset each year to equal the higher of total contributions to the contract or the highest AV on the current or any prior contract anniversary (subject to adjustment for withdrawals), even if the AV is reduced by negative investment performance. The charge for this benefit is calculated based on the benefit base value and deducted annually from the AV.

•
Roll-up Death Benefit. This death benefit features a benefit base that increases (or “rolls up”) at a specified guaranteed annual rate (subject to adjustment for withdrawals), even if the AV is reduced by negative investment performance. The charge for this benefit is calculated based on the benefit base value and deducted annually from the AV. This GMxB feature was discontinued in 2003.

•
Greater of Roll-up or Annual Ratchet. This death benefit features a benefit base that increases each year to equal the higher of the initial benefit base accumulated at a specified guaranteed rate or the highest AV on the current or any prior contract anniversary (subject to adjustment for withdrawals), even if the AV is reduced by negative investment performance. The charge for this benefit is calculated based on the benefit base value and deducted annually from the AV.

In addition, we offered two guaranteed minimum death benefits with our GWBL rider, available at issue.

•	GWBL Standard Death Benefit. This death benefit features a benefit base that is equal to total contributions to the contract less a deduction reflecting the amount of any withdrawals made.

•
GWBL Enhanced Death Benefit. This death benefit features a benefit base that is equal to total contributions to the contract plus the amounts of any ratchets and deferral bonus, less a deduction reflecting the amount of any withdrawals made. This benefit was available for an additional fee.

The following table presents the AV and benefit base by type of guaranteed minimum death benefit. Because variable annuity contracts with GMDB features may also offer GMLB features, the GMDB amounts listed are not mutually exclusive from the GMLB amounts provided in the table below.

	As of December 31,
	2018		2017		2016
	Account	Benefit	Account	Benefit	Account	Benefit
	Value	Base	Value	Base	Value	Base
	(in millions)
GMDB In-Force (1)
ROP Death Benefit Only	$8,730	$6,072	$9,592	$6,281	$9,309	$6,640
Floating Rate GMDB
Greater of Ratchet or Roll-up	6,310	7,665	6,880	7,332	6,175	6,821
All Other (2)	14,323	14,259	14,720	13,297	12,593	12,127
Total Floating Rate GMDB	$20,633	$21,924	$21,600	$20,629	$18,768	$18,948

Fixed Rate GMDB
Greater of Ratchet or Roll-up	$24,242	$43,422	$29,061	$43,750	$27,858	$43,790
All Other (2)	17,225	17,798	20,742	18,952	20,236	20,136
Total Fixed Rate GMDB	$41,467	$61,220	$49,803	$62,702	$48,094	$63,926

Total GMDB	$70,830	$89,216	$80,995	$89,612	$76,171	$89,514
___________

(1)	See table summarizing the NAR and reserves of policyholders by type of GMxB feature for variable annuity contracts as of December 31, 2018, 2017 and 2016 under “—Net Amount at Risk.”

(2)	All Other includes individual variable annuity policies with Annual Ratchet or Roll-up GMDB, either stand-alone or in conjunction with a GMLB, or with ROP GMDB in conjunction with a GMLB.

Guaranteed Living Benefits Summary
We have historically offered a variety of guaranteed living benefits to our policyholders in our Individual Retirement segment. Our block of variable annuities includes four types of guaranteed living benefit riders: GMIB, GWBL/GMWB, GMAB and GIB. Based on total AV, approximately 66% of our variable annuity block included living benefit guarantees as of December 31, 2018.

•
GMIB. GMIB is our largest block of living benefit guarantees based on in-force AV. Policyholders who purchase the GMIB rider will be eligible, at the end of a defined waiting period, to receive annuity payments for life that will never be less than a guaranteed minimum amount, regardless of the performance of their investment options prior to the first payment. During this waiting period, which is often referred to as the accumulation phase of the contract and is usually 10 years, policyholders can invest their contributions in a range of variable and guaranteed investment options to grow their AV on a tax-deferred basis while increasing the value of the GMIB benefit base that helps determine the minimum annuity payment amount. Policyholders may elect to continue the accumulation phase beyond the waiting period if they wish to maintain the ability to take withdrawals from their AV or continue to participate in the growth of both their AV and GMIB benefit base.

The second phase of the contract starts when the policyholder annuitizes the contract, either by exercising the GMIB or through the contract’s standard annuitization provisions. Upon exercise of their GMIB, policyholders receive guaranteed lifetime income payments that are calculated as the higher of (i) application of their GMIB benefit base to the GMIB guaranteed annuity purchase factors specified in the contract or (ii) application of their AV to our then current or guaranteed annuity purchase factors. Beginning in 2005 we started offering a no-lapse guarantee on our GMIB riders that provides for the automatic exercise of the GMIB in the event that the policyholder’s AV falls to zero and provided no “excess withdrawals” (as defined in the contract) have been taken.
The charge for the GMIB is calculated based on the GMIB benefit base value and deducted annually from the AV.

•
GWBL. This benefit guarantees that a policyholder can take lifetime withdrawals from their contract up to a maximum amount per year without reducing their GWBL benefit base. The amount of each guaranteed annual withdrawal is based on the value of the GWBL benefit base. The GWBL benefit base is equal to the total initial contributions to the contract and will increase by subsequent contributions (where permitted), ratchets or deferral bonuses (if applicable), and will be reduced by any “excess withdrawals,” which are withdrawals that exceed the guaranteed annual withdrawal amount. The policyholder may elect one of our automated withdrawal plans or take ad hoc withdrawals. This benefit can be purchased on a single life or joint life basis. The charge for the GWBL is calculated based on the GWBL benefit base value and deducted annually from the AV. We ceased offering a stand-alone GWBL rider in 2008.

•
GMWB. This benefit guarantees that the policyholder can take withdrawals from their contract up to the amount of their total contributions, even if the AV subsequently falls to zero, provided that during each contract year total withdrawals do not exceed annual GMWB withdrawal amount that is calculated under the terms of the contract. The policyholder may choose either a 5% GMWB Annual withdrawal option or a 7% GMWB Annual withdrawal option. Annual withdrawal amounts are not cumulative year over year. The charge for the GMWB is calculated based on the GMWB benefit base value and deducted annually from the AV. We ceased offering GMWB riders in 2008.

•
GMAB. This benefit guarantees that the AV can never fall below a minimum amount for a set period, which can also include locking in capital market gains. This rider protects the policyholder from market fluctuations. Two options we offered were a 100% principal guarantee and a 125% principal guarantee. Each option limited the policyholder to specified investment options. The charge for the GMAB is calculated based on the GMAB benefit base value and deducted annually from the AV. We ceased offering GMAB riders in 2008.

•
GIB. This benefit provides the policyholder with a guaranteed lifetime annuity based on predetermined annuity purchase rates applied to a GIB benefit base, with annuitization automatically triggered if and when the contract AV falls to zero. The charge for the GIB is calculated based on the GIB benefit base value and deducted annually from the AV. We ceased offering the GIB in 2012.

Below are examples of policyholder benefit utilization choices that can affect benefit payment patterns and reserves:

•
Lapse. The policyholder may lapse or exit the contract, at which time the GMIB and any other GMxB guarantees are terminated. If the policyholder partially exits, the GMIB benefit base and any other GMxB benefit bases will be reduced in accordance with the contract terms.

•
Dollar-for-Dollar Withdrawals. A policyholder may request a onetime withdrawal or take systematic withdrawals from his or her contract at any time. All withdrawals reduce a contract’s AV by the dollar amount of a withdrawal. However, the impact of withdrawals on the GMIB and any other guaranteed benefit bases may vary depending on the terms of the contract. Withdrawals will reduce guaranteed benefit bases on a dollar-for-dollar basis as long as the sum of withdrawals in a contract year is equal to or less than the dollar-for-dollar withdrawal threshold defined in the contract, beyond which all withdrawals are considered “excess withdrawals.” An excess withdrawal may reduce the guaranteed benefit bases on a pro rata basis, which can have a significantly adverse effect on their values. A policyholder wishing to take the maximum amount of dollar-for-dollar withdrawals on a systematic basis may sign up for our dollar-for-dollar withdrawal service at no additional charge. Withdrawals under this automated service will never result in a pro rata reduction of the guaranteed benefit bases, provided that no withdrawals are made outside the service. If making dollar-for-dollar withdrawals in combination with negative investment reduces the AV to zero, the contract may have a no-lapse guarantee that triggers the automatic exercise of the GMIB, providing the policyholder with a stream of lifetime annuity payments determined by the GMIB benefit base value, the age and gender of the annuitant and predetermined annuity purchase factors.

•
Voluntary Annuitization. The policyholder may choose to annuitize their AV or exercise their GMIB (if eligible). GMIB annuitization entitles the policyholder to receive a stream of lifetime (with or without period certain) annuity payments determined by the GMIB benefit base value, the age and gender of the annuitant and predetermined annuity purchase factors. GMIB annuitization cannot be elected past the maximum GMIB exercise age as stated in the contract, generally age 85 or 95. The policyholder may otherwise annuitize the AV and choose one of several payout options.

•
Convert to a GWBL. In some products, policyholders have the option to convert their GMIB into a GWBL to receive guaranteed income through a lifetime withdrawal feature. This choice can be made as an alternative to electing to annuitize at the maximum GMIB exercise age and may be appealing to policyholders who would prefer the ability to withdraw higher annual dollar-for-dollar amounts from their contract than permitted under the GMIB, for as long as their AV remains greater than zero.

•
Remain in Accumulation Phase. If the policyholder chooses to remain in the contract’s accumulation phase past the maximum GMIB exercise age—that is, by not electing annuitization or converting to a GWBL—and as long as the AV has not fallen to zero, then the GMIB will terminate and the contract will continue until the contractual maturity date. In these circumstances, depending on the GMDB elected at issue (if any) and the terms of the contract, the benefit base for the GMDB may be equal to the GMIB benefit base at the time the GMIB was terminated, may no longer increase and will be reduced by future withdrawals.

The likelihood of a policyholder choosing a particular option cannot be predicted with certainty at the time of contract issuance. Accordingly, we make assumptions as to policyholder benefit elections and resulting benefit payments at the time of issuance based on our experience. The incidents and timing of benefit elections and the amounts of resulting benefit payments may materially differ from those we anticipate at that time. As we observe actual policyholder behavior, we update our assumptions at least annually with respect to future policyholder activity and take appropriate action with respect to the amount of the reserves we establish for the future payment of such benefits. Additionally, upon the death of a policyholder (or annuitant), if the sole beneficiary is a surviving spouse, they can choose to continue the contract and benefits subject to age restrictions.
The following table presents the AV and benefit base by type of guaranteed living benefit. Because variable annuity contracts with GMLB features may also offer GMDB features, the GMLB amounts listed are not mutually exclusive from the GMDB amounts provided in the table above.

	As of December 31,
	2018		2017		2016
	Account	Benefit	Account	Benefit	Account	Benefit
	Value	Base	Value	Base	Value	Base
	(in millions)
GMLB In-Force (1)
Floating Rate GMLB
GMIB	$16,728	$19,670	$17,840	$18,412	$15,039	$16,211
Other (GIB)	3,581	4,214	3,439	3,664	3,478	3,829
Total Floating Rate GMLB	$20,309	$23,884	$21,279	$22,076	$18,517	$20,040

Fixed Rate GMLB
GMIB	$36,326	$63,431	$43,900	$64,673	$43,106	$66,310
All Other (e.g., GWBL / GMWB, GMAB, other) (2)	785	1,223	977	1,288	1,003	1,371
Total Fixed Rate GMLB	$37,111	$64,654	$44,877	$65,961	$44,109	$67,681

Total GMLB	$57,420	$88,538	$66,156	$88,037	$62,626	$87,721
______

(1)	See table summarizing the NAR and reserves of policyholders by type of GMxB feature for variable annuity contracts as of December 31, 2018, 2017 and 2016 under “—Net Amount at Risk.”

(2)	All Other includes individual variable annuity policies with stand-alone Annual Ratchet or stand-alone Roll-up GMDB.

Net Amount at Risk
The NAR for the GMDB is the amount of death benefits payable in excess of the total AV (if any) as of the balance sheet date, net of reinsurance. It represents the amount of the claim we would incur if death claims were made on all contracts with a GMDB on the balance sheet date and includes any additional contractual claims associated with riders purchased to assist with covering income taxes payable upon death.

The NAR for the GMIB is the amount (if any) that would be required to be added to the total AV to purchase a lifetime income stream, based on current annuity rates, equal to the minimum amount provided under the GMIB. This amount represents our potential economic exposure to such guarantees in the event all policyholders were to annuitize on the balance sheet date, even though the guaranteed amount under the contracts may not be annuitized until after the waiting period of the contract.
The NAR for the GWBL, GMWB and GMAB is the actuarial present value in excess of the AVs (if any) as of the balance sheet date. The NAR assumes utilization of benefits by all policyholders as of the balance sheet date. For the GMWB and GWBL benefits, only a small portion of the benefit base is available for withdrawal on an annual basis. For the GMAB, the NAR would not be available until the GMAB maturity date.
NAR reflects the difference between the benefit base (as adjusted, in some cases, as described above) and the AV. We believe that NAR alone provides an inadequate presentation of the risk exposure of our in-force variable annuity portfolio. NAR does not take into consideration the aggregate amount of reserves and capital that we hold against our variable annuity portfolio, particularly the target asset level for all variable annuities at a CTE98 level under most economic scenarios. Additionally, the NAR calculation includes a number of assumptions that are not reflective of our actual or expected experience of the assumptions related to the reserves we hold on our variable annuity portfolio.
The NAR and reserves of contract owners by type of GMxB feature for variable annuity contracts are summarized below as of December 31, 2018, 2017 and 2016. Many of our variable annuity contracts offer more than one type of guarantee such that the GMIB amounts are not mutually exclusive to the amounts in the GMDB table.

	As of December 31,
	2018		2017		2016
	NAR	Reserves	NAR	Reserves	NAR	Reserves
	(in millions)
GMDB
ROP Death Benefit Only (1)	$320	N/A	$119	N/A	$177	N/A
Floating Rate GMDB	1,621	$178	519	$160	695	$123
Fixed Rate GMDB	21,332	4,367	16,237	3,787	17,647	2,976
Total	$23,273	$4,545	$16,875	$3,947	$18,519	$3,099

	Years Ended December 31,
	2018		2017		2016
	NAR	Reserves	NAR	Reserves	NAR	Reserves
			(in millions)
GMIB
Floating Rate GMIB	$—	$42	$—	$91	$—	$190
Fixed Rate GMIB	8,572	7,307	5,980	6,919	6,348	7,159
Total	$8,572	$7,349	$5,980	$7,010	$6,348	$7,349
____________

(1)	U.S. GAAP reserves for ROP death benefit only are not available, as U.S. GAAP reserve valuation basis applies on policy contracts grouped by issue year.

Group Retirement
Our Group Retirement segment offers tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses. We operate in the 403(b), 401(k) and 457(b) markets where we sell variable annuity and mutual fund-based products. As of December 31, 2018, we had relationships with approximately 26,000 employers and served more than one million participants, of which approximately 758,000 were educators. A specialized division of AXA Advisors, the Retirement Benefits Group (“RBG”), is the primary distributor of our products and related solutions to the education market with more than 1,000 advisors dedicated to helping educators prepare for retirement as of December 31, 2018.
In Group Retirement, for the nine months ended September 30, 2018, we were the #1 provider by gross premiums of retirement plans to the K–12 education market, according to LIMRA. The tax-exempt 403(b)/457(b) market, which includes our 403(b) K–12 business, accounted for the majority of sales within the Group Retirement business for the year ended December 31, 2018 and represented 76% of Group Retirement AV, as of December 31, 2018.
The recurring nature of the revenues from our Group Retirement business makes this segment an important and stable contributor of earnings and cash flow to our business. The primary sources of revenue for the Group Retirement business include fee revenue and investment income.
To further growth of our Group Retirement segment, we plan to generate new sales by innovating our products and expanding our distribution footprint and to optimize participant contributions and client retention by providing superior client service.
Product Innovation. We continuously seek to improve our products by offering several product features that differentiate us from our competition including our index-linked investment, guaranteed income and fixed interest rate features. More recently, we launched a mutual fund-based product to complement our variable annuity products, which will enable us to accelerate growth in certain segments of the market.
Distribution Expansion. We believe that RBG is a strategic differentiator in the 403(b) market. Our nationwide footprint of advisors provides valuable services to a wide range of clients in the education market saving for retirement. For 401(k) products, we primarily focus on the under $20 million plan market, which is attractive to us because it is aligned with our affiliated advisor distribution focus on small businesses and business owners and because of the relatively high level of new plan creation and takeover opportunities in this market. We seek to grow our distribution footprint through hiring and developing new RBG advisors and expanding third-party distribution relationships.
In-force Client Engagement. Through our RBG advisors and direct education efforts, such as direct mail and email, we regularly provide our in-force clients with information to keep them on track for a secure retirement. Through this interactive client engagement model, many of our clients choose to increase the amount of contributions into our retirement plans to achieve their retirement goals.
Client Retention. Our strong retention rate in the 403(b) market, driven by our interactive client engagement model and strong customer service, places us among the top companies in the industry. We had a retention rate of 92.0% for 2018. Our Group Retirement business customer service team has won the DALBAR Annuity Service Award for seven straight years from 2011 to 2017. In addition to engaging with our clients through advisors as noted above, we also engage our customers digitally with our learning lab and education platform. In 2017, we launched additional retirement income readiness tools that leverage peer benchmarking and other behavioral economics strategies to drive increased contributions from existing participants in all markets. The overall objective of this and our other client retention programs is to maintain a high level of customer engagement and satisfaction and limit asset outflows.
Products
Our products offer teachers, municipal employees and corporate employees a savings opportunity that provides tax-deferred wealth accumulation coupled with industry award-winning customer service. Our innovative product offerings address all retirement phases with diverse investment options.
Variable Annuities
Our variable annuities offer defined contribution plan record-keeping, as well as administrative and participant services combined with a variety of proprietary and non-proprietary investment options. Our variable annuity investment lineup mostly consists of proprietary variable investment options that are managed by AXA Equitable FMG. AXA Equitable FMG provides discretionary investment management services for these investment options that include developing and executing asset allocation strategies and providing rigorous oversight of sub-advisors for the investment options. This helps to ensure that we retain high quality managers and that we leverage our scale across both the Individual Retirement and Group Retirement products. In addition, our variable annuity products offer the following features:

•	Guaranteed Interest Option (“GIO”)—Provides a fixed interest rate and guaranteed AV.

•
Structured Investment Option (“SIO”)—Provides upside market participation that tracks either the S&P 500, Russell 2000 or the MSCI EAFE index subject to a performance cap, with a downside buffer that limits losses in the investment over a one, three or five-year investment horizon. This option leverages our innovative SCS individual annuity offering, and we believe that we are the only provider that offers this type of guarantee in the defined contribution markets today.

•	Personal Income Benefit—An optional GMxB feature that enables participants to obtain a guaranteed withdrawal benefit for life for an additional fee.
While GMxB features provide differentiation in the market, only approximately $45 million, or 0.1%, of our total AV is invested in products with GMxB features (other than ROP death benefits) as of December 31, 2018, and based on current utilization, we do not expect significant flows into these types of GMxB features.
Open Architecture Mutual Fund Platform
We recently launched a mutual fund-based product to complement our variable annuity products. This platform provides a similar service offering to our variable annuities from the same award-winning service team. The program allows plan sponsors to select from approximately 15,000 mutual funds. The platform also offers a group fixed annuity that operates very similarly to the GIO as an available investment option on this platform.
Services
Both our variable annuity and open architecture mutual fund products offer a suite of tools and services to enable plan participants to obtain education and guidance on their contributions and investment decisions and plan fiduciary services. Education and guidance are available on-line or in person from a team of plan relationship and enrollment specialists and/or the advisor that sold the product. Our clients’ retirement contributions come through payroll deductions, which contribute significantly to stable and recurring sources of renewals.
The chart below illustrates our net flows for the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Net Flows
Gross Premiums	$3,383	$3,205	$3,137
Surrenders, Withdrawals and Benefits	(3,287)	(2,938)	(2,458)
Net Flows	$96	$267	$679
The following table presents the gross premiums for each of our markets for the periods specified.

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Gross Premiums by Market
Tax-Exempt	$911	$872	$842
Corporate	479	470	497
Other	38	40	34
Total FYP	1,428	1,382	1,373

Tax-Exempt	1,450	1,330	1,280
Corporate	319	293	275
Other	186	200	209
Total Renewal Premiums	1,955	1,823	1,764
Gross Premiums	$3,383	$3,205	$3,137
Markets
We primarily operate in the tax-exempt 403(b)/457(b), corporate 401(k) and other markets.

•
Tax-exempt 403(b)/457(b). We primarily serve employees of public school systems and have access to clients in more than 9,000 public school plans. We serve more than 758,000 educators with access to approximately 3.2 million educators in the plans where we are an approved provider. To a lesser extent, we also market to 1,100 government entities that sponsor 457(b) plans.
Overall, the 403(b) and 457(b) markets represent 64% of FYP in the Group Retirement segment for the year ended December 31, 2018. We seek to grow in these markets by increasing our presence in the school districts where we currently operate and also by potentially growing our presence in school districts where we currently do not have access.

•
Corporate 401(k). We target small and medium-sized businesses with 401(k) plans that generally have under $20 million in assets. Our product offerings accommodate start up plans and plans with accumulated assets. Typically, our products appeal to companies with strong contribution flows and a smaller number of participants with relatively high average participant balances. Our corporate 401(k) business serves more than 4,600 employers and more than 74,000 participants. The under $20 million asset plan market is well aligned with our advisor distribution, which has a strong presence in the small and medium-sized business market, and complements our other products focused on this market (such as life insurance and employee benefits products aimed at this market).

•
Other. Our other business includes an affinity-based direct marketing program where we offer retirement and individual products to employers that are members of industry or trade associations and various other sole proprietor and small business retirement accounts.

The following table presents the relative contribution of each of our markets to AV as of the dates indicated.

	As of December 31,
	2018	2017	2016
	(in millions)
AV by Market
Tax-Exempt	$24,639	$25,383	$22,454
Corporate	3,634	3,959	3,422
Other	4,128	4,564	4,262
AV	$32,401	$33,906	$30,138
Distribution
We primarily distribute our products and services to this market through AXA Advisors and third-party distribution firms. For the year ended December 31, 2018, these channels represented 89% and 11% of our sales, respectively. We also distribute through direct online sales. We employ more than 50 internal and external wholesalers to exclusively market our products through AXA Advisors and third-party firms.
AXA Advisors, through RBG, is the primary distribution channel for our products. RBG has a group of more than 1,000 advisors dedicated to helping educators prepare for retirement as of December 31, 2018. The cornerstone of the RBG model is a repeatable and scalable advisor recruiting and training model that we believe is more effective than the overall industry model. RBG advisors complete several levels of training that are specific to the education market and give them the requisite skills to assess the educators’ retirement needs and how our products can help to address those needs. AXA Advisors also accounted for 94% of our 403(b) sales in 2018.
Group Retirement products are also distributed through third-party firms and directly to customers online. Beginning in 2015, we created a digital engagement strategy to supplement our traditional advisor-based model. The program uses data analysis combined with digital media to engage educators, teach them about their retirement needs and increase awareness of our products and services. Educators can then complete the process to enroll in a 403(b) product fully online, through a phone conversation or face-to-face with an advisor.

The following table presents first year premium by distribution channel for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
FYP by Distribution
AXA Advisors	$1,277	$1,226	$1,151
Third-Party	151	161	222
Total	$1,428	$1,387	$1,373
Competition
We compete with select insurance companies, asset managers, record keepers and diversified financial institutions that target similar market segments. Competition varies in all market segments with no one company dominating across all market segments. In the K–12 education market, competitors are primarily insurance-based providers that focus on school districts. In the small and medium-sized business market, the primary competitors are insurance-based providers and mutual fund companies. The main features that distinguish our offering to clients include our RBG distribution model; the product features we offer to clients, including guarantees; our financial strength and our award-winning customer service.
Underwriting and Pricing
We generally do not underwrite our annuity products on an individual-by-individual basis. Instead, we price our products based upon our expected investment returns and assumptions regarding mortality, longevity and persistency for our policyholders collectively, while taking into account historical experience. We price variable annuities by analyzing longevity and persistency risk, volatility of expected earnings on our AV and the expected time to retirement. Our product pricing models also take into account capital requirements, hedging costs and operating expenses. Investment-oriented products are priced based on various factors, which may include investment return, expenses, persistency and optionality.
Our variable annuity products generally include penalties for early withdrawals. From time to time, we reevaluate the type and level of guarantees and other features we offer. We have previously changed the nature and pricing of the features we offer and will likely do so from time to time in the future as the needs of our clients, the economic environment and our risk appetite evolve.
Fees
We earn various types of fee revenue based on AV, fund assets and benefit base. Fees that we collect include mortality & expense, administrative charges and distribution charges; withdrawal charges; investment management fees; 12b-1 fees; death benefit rider charges; and living benefit riders charges. For a more detailed description of these types of fees, see “—Individual Retirement—Fees on AV, Fund Assets, Benefit Base and Investment Income.”
Risk Management
We design our Group Retirement products with the goal of providing attractive features to clients that also minimize risks to us. To mitigate risks to our General Account from fluctuations in interest rates, we apply a variety of techniques that align well with a given product type. We designed our GIO to comply with the National Association of Insurance Commissioners (the “NAIC”) minimum rate (1.75% for new issues), and our 403(b) products that we currently sell include a contractual provision that enables us to limit transfers into the GIO. As most defined contribution plans allow participants to borrow against their accounts, we have made changes to our loan repayment processes to minimize participant loan defaults and to facilitate loan repayments to the participant’s current investment allocation as opposed to requiring repayments only to the GIO. In the 401(k) and 457(b) markets, we may charge a market value adjustment on the assets of the GIO when a plan sponsor terminates its agreement with us. We also prohibit direct transfers to fixed income products that compete with the GIO, which protects the principal in the General Account in a rising interest rate environment.
In the Tax-Exempt market, the benefits include a minimum guaranteed interest rate on our GIO, return of premium death benefits and limited optional GMxB features. The utilization of GMxB features is low. In the Corporate market, the products that we sell today do not offer death benefits in excess of the AV.

As of December 31, 2018, approximately 63% of our General Account AV has a minimum guaranteed rate of 3-4%. Given the growth in net flows to our newer products and the slowing in flows to older blocks due to retirement, we expect that guarantees at a rate over 3% will continue to diminish as a percentage of our overall General Account AV. The table below illustrates the guaranteed minimum rates applicable to our General Account AV for products with the GIO, as of December 31, 2018.

Total General
Guaranteed Minimum Interest Rate	Account AV
(in billions)
1 – < 2%	$2.7
2 – < 3%	1.4
3%	6.9
4%	0.2
Total	$11.2
We use a committee of subject matter experts and business leaders that meet periodically to set crediting rates for our guaranteed interest options. The committee evaluates macroeconomic and business factors to determine prudent interest rates in excess of the contract minimum when appropriate.
We also monitor the behavior of our clients who have the ability to transfer assets between the GIO and various Separate Accounts investment options. We have not historically observed a material shift of assets moving into guarantees during times of higher market volatility.
Hedging
We hedge crediting rates to mitigate certain risks associated with the SIO. In order to support the returns associated with the SIO, we enter into derivatives contracts whose payouts, in combination with fixed income investments, emulate those of the S&P 500, Russell 2000 or MSCI EAFE index, subject to caps and buffers.
Investment Management and Research
Our global Investment Management and Research business provides diversified investment management, research and related solutions to a broad range of clients around the world. We distribute our investment management products and solutions through three main client channels—Institutional, Retail and Bernstein Private Wealth Management—and distribute our institutional research products and solutions through Bernstein Research Services. AB Holding is a master limited partnership publicly listed on the NYSE. We own an approximate 65% economic interest in AB. As the general partner of AB, we have the authority to manage and control its business, and accordingly, this segment reflects AB’s consolidated financial results.
Our Investment Management and Research business had approximately $516.4 billion in AUM as of December 31, 2018, composed of 36% equities, 52% fixed income and 12% multi-asset class solutions, alternatives and other assets. By distribution channel, institutional clients represented 48% of AUM, while retail and private wealth management clients represented 35% and 17% respectively, as of December 31, 2018.
AB has a suite of actively managed, differentiated equity and fixed income services, delivering strong risk-adjusted returns. For instance, 90% of our fixed income services and 62% of our equity services have outperformed their benchmarks over the three-year period ended December 31, 2018. In addition, 80% of AB’s rated U.S. retail assets were invested in funds rated four or five stars by Morningstar as of December 31, 2018.
Bernstein Research Services has received top Institutional Investor rankings and Bernstein Private Wealth Management ranks among the top 20 wealth management firms in the United States, according to Barron’s.
AB has a strong global distribution footprint. For the year ended December 31, 2018, 42.4% of AB’s revenues came from outside the United States, with a significant portion derived from retail fixed income sales in the Asia region (excluding Japan). We have strong market positions in many of the region’s largest markets. As of December 31, 2018, we had a 13.9% market share of total retail assets for global managers in Taiwan, and our market share was 13.2% in Hong Kong, 8.4% in Singapore, and 5.8% in Korea.

Additionally, over the past several years AB has significantly broadened and strengthened its product portfolio, introducing more than 100 new and enhanced offerings since 2009. These services account for approximately 30% of AB’s AUM as of December 31, 2018. Examples include our Select Equities and U.S. and Global Concentrated Equity services, our middle markets private lending service and our real estate private equity and debt service.
We and other AXA affiliates, collectively, are AB’s largest client. We represented 24% of AB’s total AUM as of December 31, 2018 and 5% of AB’s net revenues for the year ended December 31, 2018. AXA and its affiliates other than us represented 6% of AB’s total AUM as of December 31, 2018 and 2% of AB’s net revenues for the year ended December 31, 2018. Additionally, AXA and its affiliates (including us) have made seed investments in various AB investment services. By letter dated March 31, 2018, AXA advised AB of its current intention to continue using AB for the foreseeable future as a preferred provider of asset management services and to continue making commercial and seed investments that suit AXA from an investment perspective, in each case: (i) consistent with past practice; (ii) subject to investment performance/returns; and (iii) subject to applicable fiduciary duties.
AB provides research, diversified investment management and related services globally to a broad range of clients. Its principal services include:

•
Institutional Services—servicing its institutional clients, including private and public pension plans, foundations and endowments, insurance companies, central banks and governments worldwide, and affiliates such as AXA and its subsidiaries, by means of separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles.

•
Retail Services—servicing its retail clients, primarily by means of retail mutual funds sponsored by AB or AXA Equitable FMG, sub-advisory relationships with mutual funds sponsored by third parties, separately-managed account programs sponsored by financial intermediaries worldwide and other investment vehicles.

•
Private Wealth Management Services—servicing its private clients, including high net worth individuals and families, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities, by means of separately-managed accounts, hedge funds, mutual funds and other investment vehicles.

•
Bernstein Research Services—servicing institutional investors, such as pension fund, hedge fund and mutual fund managers, seeking high-quality fundamental research, quantitative services and brokerage-related services in equities and listed options.

AB also provides distribution, shareholder servicing, transfer agency services and administrative services to the mutual funds it sponsors.
Generally, AB is compensated for its investment services on the basis of investment advisory and services fees calculated as a percentage of AUM.
Products and Services
Investment Services
AB provides a broad range of investment services with expertise in:

•	Actively-managed equity strategies, with global and regional portfolios across capitalization ranges, concentration ranges and investment strategies, including value, growth and core equities

•	Actively-managed traditional and unconstrained fixed income strategies, including taxable and tax-exempt strategies;

•	Passive management, including index and enhanced index strategies;

•	Alternative investments, including hedge funds, fund of funds, private equity (e.g., direct lending); and

•	Multi-asset solutions and services, including dynamic asset allocation, customized target-date funds and target-risk funds.
AB’s services span various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities) and geographic location (e.g., U.S., international, global, emerging markets, regional and local), in major markets around the world.

Research
AB’s high-quality, in-depth research is the foundation of its business. AB believes that its global team of research professionals, whose disciplines include economic, fundamental equity, fixed income and quantitative research, gives it a competitive advantage in achieving investment success for its clients. AB also has experts focused on multi-asset strategies, wealth management and alternative investments.
Custody
AB’s U.S.-based broker-dealer subsidiary acts as custodian for the majority of AB’s Private Wealth Management AUM and some of its Institutions AUM. Other custodial arrangements are maintained by client-designated banks, trust companies, brokerage firms or custodians.
For additional information about AB’s investment advisory fees, including performance-based fees, see “Risk Factors—Risks Relating to Our Investment Management and Research Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment—Investment Management and Research.”
Markets
AB operates in major markets around the world, including the United States, EMEA (Europe, the Middle East and Africa) and Asia. Our AUM is disbursed as follows:
By Investment Service ($ in billions):

By Client Domicile ($ in billions):
Distribution
We distribute our products and solutions through three main client channels: Institutional, Retail and Bernstein Private Wealth Management.

Institutional
AB offers to its institutional clients, which include private and public pension plans, foundations and endowments, insurance companies, central banks and governments worldwide, various of AB’s AXA affiliates, separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles (“Institutional Services”).
AB manages the assets of its institutional clients pursuant to written investment management agreements or other arrangements, which generally are terminable at any time or upon relatively short notice by either party. In general, AB’s written investment management agreements may not be assigned without the client’s consent.
Retail
AB provides investment management and related services to a wide variety of individual retail investors, both in the United States and internationally, through retail mutual funds AB sponsors, mutual fund sub-advisory relationships, separately-managed account programs and other investment vehicles (“Retail Products and Services”).
AB distributes its Retail Products and Services through financial intermediaries, including broker-dealers, insurance sales representatives, banks, registered investment advisers and financial planners. These products and services include open-end and closed-end funds that are either (i) registered as investment companies under the Investment Company Act or (ii) not registered under the Investment Company Act and generally not offered to U.S. persons. They also include separately-managed account programs, which are sponsored by financial intermediaries and generally charge an all-inclusive fee covering investment management, trade execution, asset allocation and custodial and administrative services. In addition, AB provides distribution, shareholder servicing, transfer agency services and administrative services for its Retail Products and Services.
Private Wealth Management
AB offers to its private clients, which include high net worth individuals and families, trusts and estates, charitable foundations, partnerships, private and family corporations and other entities, separately-managed accounts, hedge funds, mutual funds and other investment vehicles (“Private Wealth Services”).
AB manages these accounts pursuant to written investment advisory agreements, which generally are terminable at any time or upon relatively short notice by any party and may not be assigned without the client’s consent.
Competition
AB competes in all aspects of its business with numerous investment management firms, mutual fund sponsors, brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions that often provide investment products that have similar features and objectives as those AB offers. AB’s competitors offer a wide range of financial services to the same customers that AB seeks to serve.
To grow its business, AB believes it must be able to compete effectively for AUM. Key competitive factors include (i) AB’s investment performance for clients; (ii) AB’s commitment to place the interests of its clients first; (iii) the quality of AB’s research; (iv) AB’s ability to attract, motivate and retain highly skilled, and often highly specialized, personnel; (v) the array of investment products AB offers; (vi) the fees AB charges; (vii) Morningstar/Lipper rankings for the AB Funds; (viii) AB’s ability to sell its actively-managed investment services despite the fact that many investors favor passive services; (ix) AB’s operational effectiveness; (x) AB’s ability to further develop and market its brand; and (xi) AB’s global presence.
AUM
AUM by distribution channel were as follows:

	As of December 31,
	2018	2017	2016
	(in billions)
Institutions	$246.3	$269.3	$239.3
Retail	180.8	192.9	160.2
Private Wealth Management	89.3	92.3	80.7
Total	$516.4	$554.5	$480.2

AUM by investment service were as follows:

	As of December 31,
	2018	2017	2016
	(in billions)
Equity
Actively Managed	$136.2	$139.4	$111.9
Passively Managed (1)	50.2	54.3	48.1
Total Equity	186.4	193.7	160.0

Fixed Income
Actively Managed
Taxable	219.7	247.9	220.9
Tax-exempt	41.7	40.4	36.9
Total Actively Managed	261.4	288.3	257.8
Passively Managed (1)	9.4	9.9	11.1
Total Fixed Income	270.8	298.2	268.9

Other (2)
Actively Managed	58.3	61.9	$50.8
Passively Managed (1)	0.9	0.7	0.5
Total Other	59.2	62.6	51.3
Total	$516.4	$554.5	$480.2
___________

(1)	Includes index and enhanced index services.

(2)	Includes certain multi-asset solutions and services and certain alternative investments.

Changes in AUM for the year ended December 31, 2018 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth Management	Total
	(in billions)
Balance as of December 31, 2017	$269.3	$192.9	$92.3	$554.5
Long-term flows
Sales/new accounts	26.1	54.2	13.5	93.8
Redemptions/terminations	(30.1)	(46.5)	(11.0)	(87.6)
Cash flow/unreinvested dividends	(6.0)	(7.7)	(0.6)	(14.3)
Net long-term (outflows) inflows	(10.0)	—	1.9	(8.1)
Transfers	0.2	0.2	(0.4)	—
Market depreciation	(13.2)	(12.3)	(4.5)	(30.0)
Net change	(23.0)	(12.1)	(3.0)	(38.1)
Balance as of December 31, 2018	$246.3	$180.8	$89.3	$516.4

	Investment Services
	Equity Actively Managed	Equity Passively Managed (1)	Fixed Income Actively Managed—Taxable	Fixed Income Actively Managed—Tax Exempt	Fixed Income Passively Managed (1)	Other (2)	Total
	(in billions)
Balance as of December 31, 2017	$139.4	$54.3	$247.9	$40.4	$9.9	$62.6	$554.5
Long-term flows
Sales/new accounts	36.7	4.0	27.6	7.9	0.1	17.5	93.8
Redemptions/terminations	(22.2)	(0.6)	(40.8)	(6.7)	(0.6)	(16.7)	(87.6)
Cash flow/unreinvested dividends	(3.7)	(3.6)	(6.2)	(0.4)	0.2	(0.6)	(14.3)
Net long-term (outflows) inflows	10.8	(0.2)	(19.4)	0.8	(0.3)	0.2	(8.1)
Market appreciation/depreciation	(14.0)	(3.9)	(8.8)	0.5	(0.2)	(3.6)	(30.0)
Net change	(3.2)	(4.1)	(28.2)	1.3	(0.5)	(3.4)	(38.1)
Balance as of December 31, 2018	$136.2	$50.2	$219.7	$41.7	$9.4	$59.2	$516.4
___________

(1)	Includes index and enhanced index services.

(2)	Includes certain multi-asset solutions and services and certain alternative investments.

Net long-term inflows (outflows) for actively-managed investment services as compared to passively managed investment services for years ended December 31, 2018, 2017 and 2016, respectively, are as follows:

	Years Ended December 31,
	2018	2017	2016
	(in billions)
Actively Managed
Equity	$10.8	$0.8	$(7.6)
Fixed Income	(18.6)	14.7	9.0
Other	(0.1)	3.6	(9.5)
Total	$(7.9)	$19.1	$(8.1)

Passively Managed
Equity	$(0.2)	$(4.3)	$(2.5)
Fixed Income	(0.3)	(1.7)	0.7
Other	0.3	0.1	0.1
Total	(0.2)	(5.9)	(1.7)
Total net long-term inflows (outflows)	$(8.1)	$13.2	$(9.8)
Average AUM by distribution channel and investment service were as follows:

	Years Ended December 31,
	2018	2017	2016
	(in billions)
Distribution Channel:
Institutions	$258.1	$253.8	$243.4
Retail	191.8	177.5	157.7
Private Wealth Management	94.3	86.7	78.9
Total	$544.2	$518.0	$480.0

	Years Ended December 31,
	2018	2017	2016
	(in billions)
Investment Service:
Equity Actively Managed	$146.4	$125.6	$109.4
Equity Passively Managed (1)	53.8	50.8	46.5
Fixed Income Actively Managed – Taxable	230.3	236.3	221.5
Fixed Income Actively Managed – Tax-exempt	41.3	38.8	36.3
Fixed Income Passively Managed (1)	9.8	10.3	11.0
Other (2)	62.6	56.2	55.3
Total	$544.2	$518.0	$480.0
___________
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services and certain alternative investments.

Fees
Generally, AB is compensated for its investment services on the basis of investment advisory and services fees calculated as a percentage of AUM. Bernstein Research Services revenue consists principally of commissions received for providing equity research and brokerage-related services to institutional investors. The components of net revenues are as follows:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Investment advisory and services fees:
Institutions
Base fees	$445	$430	$404
Performance-based fees	33	45	17
Total	478	475	421
Retail
Base fees	992	923	806
Performance-based fees	18	24	3
Total	1,010	947	809
Private Wealth Management
Base fees	807	754	692
Performance-based fees	67	25	12
Total	874	779	704
Total
Base fees	2,244	2,107	1,902
Performance-based fees	118	94	32
Total	$2,362	$2,201	$1,934
Bernstein Research Services	$439	$450	$480
Distribution revenues	419	412	384
Dividend and interest income	98	71	47
Investment gains (losses)	3	92	93
Other revenues	99	98	100
Total revenues	3,420	3,324	3,038
Less: Interest expense	53	25	9
Net revenues	$3,367	$3,299	$3,029

Protection Solutions
Our Protection Solutions segment includes our life insurance and employee benefits businesses. We have a long history of providing life insurance products to affluent and high net worth individuals and small and medium-sized business markets. We are currently focused on the relatively less capital-intensive asset accumulation segments of the market, with leading offerings in the VUL and IUL markets.
We offer a targeted range of life insurance products aimed at serving the financial needs of our clients throughout their lives. Specifically, our products are designed to help affluent and high net worth individuals as well as small and medium-sized business owners protect and transfer their wealth. Our product offerings include VUL, IUL and term life products, which represented 51%, 39% and 9% of our total life insurance annualized premium, respectively, for the year ended December 31, 2018. Our products are distributed through AXA Advisors and select third-party firms. We benefit from a long-term, stable distribution relationship with AXA Advisors, with AXA Advisors representing approximately 79% of our total life insurance sales for the year ended December 31, 2018.
As of December 31, 2018, we had approximately 900,000 outstanding life insurance policies with a face value of $442 billion. In 2017, our VUL sales ranked fourth in the total U.S. market and first in the retail channel, and our IUL sales ranked second in the retail channel, according to LIMRA.
In 2015, we entered the employee benefits market focusing on small and medium-sized businesses, a target market for our life insurance business and Group Retirement 401(k) market. We currently offer a suite of employee benefits products, including life, short- and long-term disability, dental and vision insurance products. We believe our employee benefits business will further augment our solutions for small and medium-sized businesses and is differentiated by a high-quality technology platform. We sell our employee benefit products through AXA Advisors and third-party distributors, including regional, national and local brokers.
Our Protection Solutions segment provides strong cash flows generated by our in-force book and capital diversification benefits. The primary sources of revenue are premiums, investment income, asset-based fees (investment management and 12b-1 fees), and policy charges (expense loads, surrender charges, mortality charges and other policy charges), as well as fees collected from AXA Advisors non-proprietary sales through AXA Network.
To grow our Protection Solutions segment, we remain focused on the accumulation segment of the market supported by our VUL and IUL products and are expanding our commitment to the small and medium-sized business market through our employee benefits offerings. We plan to grow our distribution footprint by maintaining our presence through AXA Advisors, and opportunistically growing our relationship with targeted third-party firms. We plan to improve our performance over time through earnings generated from sales of our repositioned product portfolio and by proactively managing and optimizing our in-force book.
Life Insurance
We have been serving the financial needs of our clients and their families since 1859. We have an established reputation in product innovation by pioneering the VUL market in 1976 and continuing today with our range of innovative IUL offerings. As of December 31, 2018, we had approximately 900,000 outstanding policies and $442 billion of life insurance face amount in-force. As of December 31, 2018, Protection Solutions Reserves for our life insurance products accounted for $11 billion in Separate Accounts and $18 billion in the General Account.
Products
Our life insurance products are primarily designed to help individuals and small and medium-sized businesses with protection, wealth accumulation and transfer, as well as corporate planning solutions. We target select segments of the life insurance market: permanent life insurance, including IUL and VUL products and term insurance. As part of a strategic shift over the past several years, we evolved our product design to be less capital-intensive and more accumulation-focused.
Permanent Life Insurance. Our permanent life insurance offerings are built on the premise that all clients expect to receive a benefit from the policy. The benefit may take the form of a life insurance death benefit paid at time of death no matter the age or duration of the policy or the form of access to cash that has accumulated in the policy on a tax-favored basis. In each case, the value to the client comes from access to a broad spectrum of investments that accumulate the policy value at attractive rates of return.

We have three permanent life insurance offerings built upon a UL insurance framework: IUL, VUL and corporate-owned life insurance targeting the small and medium-sized business market, which is a subset of VUL products. Universal life policies offer flexible premiums, and generally offer the policyholder the ability to choose one of two death benefit options: a level benefit equal to the policy’s original face amount or a variable benefit equal to the original face amount plus any existing policy AV. Our universal life insurance products include single-life products and second-to-die (i.e., survivorship) products, which pay death benefits following the death of both insureds.
IUL. IUL uses an equity-linked approach for generating policy investment returns. The equity linked options provide upside return based on an external equity-based index (e.g., S&P 500) subject to a cap. In exchange for this cap on investment returns, the policy provides downside protection in that annual investment returns are guaranteed to never be less than zero, even if the relevant index is down. In addition, there is an option to receive a higher cap on certain investment returns in exchange for a fee. As noted above, the performance of any universal life insurance policy also depends on the level of policy charges. For further discussion, see “—Pricing and Fees.”
VUL. VUL uses a series of investment options to generate the investment return allocated to the cash value. The sub-accounts are similar to retail mutual funds: a policyholder can invest premiums in one or more underlying investment options offering varying levels of risk and growth potential. These provide long-term growth opportunities, tax-deferred earnings and the ability to make tax-free transfers among the various sub-accounts. In addition, the policyholder can invest premiums in a guaranteed interest option, as well as an investment option we call the Market Stabilizer Option (“MSO”), which provides downside protection from losses in the index up to a specified percentage. We also offer corporate-owned life insurance, which is a VUL insurance product tailored specifically to support executive benefits in the small business market.
We work with AXA Equitable FMG to identify and include appropriate underlying investment options in our variable life products, as well as to control the costs of these options.
Term Life. Term life provides basic life insurance protection for a specified period of time and is typically a client’s first life insurance purchase due to its relatively low cost. Life insurance benefits are paid if death occurs during the term period, as long as required premiums have been paid. The required premiums are guaranteed not to increase during the term period, otherwise known as a level pay or fixed premium. Our term products include competitive conversion features that allow the policyholder to convert their term life insurance policy to permanent life insurance within policy limits and the ability to add certain riders. Our term life portfolio includes 1, 10, 15 and 20-year term products.
Other Benefits. We offer a portfolio of riders to provide clients with additional flexibility to protect the value of their investments and overcome challenges. Our Long Term Care Services Rider provides an acceleration of the policy death benefit in the event of a chronic illness and has been elected on 36% of all eligible policies and elected on 31% of all new policies sold during the year ended December 31, 2018. The MSO, referred to above and offered via a policy rider on our variable life products, provides policyholders with the opportunity to manage volatility. The return of premium rider provides a guarantee that the death benefit payable will be no less than the amount invested in the policy.
The following table presents individual life insurance annualized premiums for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Annualized Premium
Indexed Universal Life	$81	$82	$90
Variable Universal Life	107	94	86
Term	19	19	20
Other (1)	3	3	4
Total	$210	$198	$200
_________

(1)	For the individual life insurance in-force, other includes current assumption universal life insurance, whole life insurance and other products available for sale but not actively marketed.

The following table presents individual life insurance FYP and renewals by product and total gross premiums for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
FYP by Product Line
Universal Life	$3	$4	$5
Indexed Universal Life	216	219	267
Variable Universal Life	176	163	148
Term	19	19	20
Other (1)	1	1	1
Total	$415	$406	$441

Renewals by Product Line
Universal Life	$918	$913	$905
Indexed Universal Life	224	189	145
Variable Universal Life	904	959	914
Term	483	504	549
Other (1)	24	27	39
Total	$2,553	$2,592	$2,552

Total Gross Premiums	$2,968	$2,998	$2,993
__________

(1)	For the individual life insurance in-force, other includes current assumption universal life insurance, whole life insurance and other products available for sale but not actively marketed.

Our in-force book spans four insurance companies, AXA Equitable Life, MLOA, USFL and AXA Equitable L&A. USFL and AXA Equitable L&A are closed for new business. Certain term products and permanent products riders from MLOA, USFL and AXA Equitable Life have been reinsured to our captive reinsurer EQ AZ Life Re and, prior to the GMxB Unwind, AXA RE Arizona. Our in-force portfolio is made up of core product offerings as described above, as well as past generation product offerings that include current assumption universal life insurance, whole life insurance and other products.
The following table presents our in-force face amount, policy counts and Protection Solutions Reserves as of the dates indicated, respectively, for the individual life insurance products we offer:

	As of December 31,
	2018	2017	2016
	(in billions)
In-force face amount by product: (1)
Universal Life (2)	$55.9	$59.0	$61.7
Indexed Universal Life	22.9	20.5	18.5
Variable Universal Life (3)	127.3	128.9	130.3
Term	234.9	235.9	237.0
Whole Life	1.4	1.6	1.7
Total in-force face amount	$442.4	$445.9	$449.2

	As of December 31,
	2018	2017	2016
	(in thousands)
In-force Policy Count by Product (1)
Universal Life (2)	177	188	199
Indexed Universal Life	52	45	38
Variable Universal Life (3)	307	316	326
Term	333	340	346
Whole Life	19	20	21
Total	888	909	930

	As of December 31,
	2018	2017	2016
	(in millions)
Protection Solutions Reserves (4)
General Account	$17,562	$17,296	$17,713
Separate Accounts	11,393	12,643	11,251
Total Protection Solutions Reserves	$28,955	$29,939	$28,964
_________

(1)	Does not include life insurance sold as part of our employee benefits business as it is a start-up business with a limited amount of in-force policies.

(2)	Universal life includes guaranteed universal life insurance products.

(3)	Variable universal life includes variable life insurance and corporate-owned life insurance.

(4)	Does not include Protection Solutions Reserves for our employee benefits business as it is a start-up business and therefore has immaterial in-force policies.

In order to optimize our capital efficiency and improve the profitability of new business, in 2009, we made a strategic decision to exit the guaranteed universal life (“GUL”) insurance and 30-year term life insurance markets. Over the past decade, we have refocused our offering to less capital-intensive segments of the market. The following chart shows this shift in our product sales (annualized premiums) from 2008 to 2018:

Shift in Product Sales (Annualized Premiums)
(1) UL includes GUL insurance products.
As part of our in-force management function, we monitor the performance of our life insurance portfolio against our expectations at the time of pricing of the products. It is our objective to align the performance of our portfolio to pricing expectations and take in-force actions where appropriate, in accordance with our contracts, applicable law and our governance processes. For example, in 2016, we increased the cost of insurance rates on certain universal life policies sold between 2004 and 2007 which have both issue ages of 70 and above and a current face value amount of $1 million and above. We have also increased administrative fees and have lowered interest crediting rates and persistency bonus for certain classes of our portfolio.
Markets

We are focused on targeted segments of the market, particularly affluent and high net worth individuals, as well as small and medium-sized businesses. We focus on creating value for our customers through the differentiated features and benefits we offer on our products. We distribute these products through retail advisors and third-party firms who demonstrate the value of life insurance in helping clients to accumulate wealth and protect their assets.
Distribution
We primarily distribute life insurance through two channels: AXA Advisors and third-party firms. AXA Advisors has been a long-term, stable distribution partner for our life insurance business, ranking first in VUL sales in the retail channel and second in IUL sales in the retail channel for 2017, according to LIMRA.
To supplement our sales through AXA Advisors, distribution through third-party firms provides efficient access to independent producers on a largely variable cost basis. Brokerage general agencies, producer groups, banks, warehouses, independent broker-dealers and registered investment advisers are all important partners who distribute our products today. We also have a competitive strength serving specialty markets including professional athletes, entertainers and foreign national residents.
The following table presents individual life insurance annualized premium by distribution channel for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Annualized Premium by Distribution
AXA Advisors	$165	$157	$160
Third-Party Firms	45	41	40
Total	$210	$198	$200
Competition
The life insurance industry consists of many companies with no single company dominating the market for all products. We selectively compete with large, well-established life insurance companies in a mature market, where product features, price and service are key drivers. We primarily compete with others based on these drivers as well as distribution channel relationships, brand recognition, financial strength ratings of our insurance subsidiaries and financial stability. We are selective in our markets of interest and will continue to focus deeply in those areas that align to our offering.
Underwriting
Our underwriting process, built around extensive underwriting guidelines, is designed to assign prospective insureds to risk classes in a manner that is consistent with our business and financial objectives, including our risk appetite and pricing expectations.
As part of making an underwriting decision, our underwriters evaluate information disclosed as part of the application process as well as information obtained from other sources after the application. This information includes, but is not limited to, the insured’s age and sex, results from medical exams and financial information.
We continue to research and develop guideline changes to increase the efficiency of our underwriting process (e.g., through the use of predictive models), both from an internal cost perspective and our customer experience perspective.
We manage changes to our underwriting guidelines though a robust governance process that ensures that our underwriting decisions continue to align with our business and financial objectives, including risk appetite and pricing expectations.
With an average of more than 15 years of industry underwriting experience, our team of approximately 100 underwriters and four medical directors is dedicated to making accurate, timely and competitive underwriting decisions. Our line underwriters are empowered to make decisions and receive support of underwriting managers and medical directors when needed.
Our financial due diligence team, with more than 50 years of combined insurance experience, combines legal, financial and investigative expertise to support the financial underwriting of complex cases, assist in case design and plays an important in fraud prevention. We continuously monitor our underwriting decisions through internal audits and other quality control processes, to ensure accurate and consistent application of our underwriting guidelines.
We use reinsurance to manage our mortality risk and volatility. Our reinsurer partners regularly review our underwriting practices and mortality and lapse experience through audits and experience studies, the outcome of which have consistently validated the high-quality underwriting process and decisions.
Pricing and Fees
Life insurance products are priced based upon assumptions including, but not limited to, expected future premium payments, surrender rates, mortality and morbidity rates, investment returns, hedging costs, equity returns, expenses and inflation and capital requirements. The primary source of revenue from our life insurance business is premiums, investment income, asset-based fees (including investment management and 12b-1 fees) and policy charges (expense loads, surrender charges, mortality charges and other policy charges).
Risk Management
Reinsurance
We use reinsurance to mitigate a portion of our risk and optimize the capital efficiency and operating returns of our life insurance portfolio. As part of our risk management function, we continuously monitor the financial condition of our reinsurers in an effort to minimize our exposure to significant losses from reinsurer insolvencies.
Non-affiliate Reinsurance. We generally obtain reinsurance for the portion of a life insurance policy that exceeds $10 million. We have set up reinsurance pools with highly rated unaffiliated reinsurers that obligate the pool participants to pay death claim amounts in excess of our retention limits for an agreed-upon premium.
Captive Reinsurance. EQ AZ Life Re Company reinsures a 90% quota share of level premium term insurance issued by AXA Equitable Life on or after March 1, 2003 through December 31, 2008, a 100% quota share of level term insurance issued by USFL on or after December 31, 2004, and 90% of the risk of the lapse protection riders under UL insurance policies issued by AXA Equitable Life on or after June 1, 2003 through June 30, 2007 and those issued by MLOA on or after June 1, 2003 through June 30, 2007 on a 90% quota share basis as well as excess claims relating to certain variable annuities with GMIB riders issued by AXA Equitable Life.
Hedging
We hedge the exposure contained in our IUL products and the MSO rider we offer on our VUL products. These products and riders allow the policyholder to participate in the performance of an index price movement up to certain caps and/or protect the policyholder in a movement down to a certain buffer for a set period of time. In order to support our obligations under these investment options, we enter into derivatives contracts whose payouts, in combination with returns from the underlying fixed income investments, seek to replicate those of the index price, subject to prescribed caps and buffers.
Employee Benefits
Our employee benefits business focuses on serving small and medium-sized businesses, a priority segment for us, offering these businesses a differentiated technology platform and competitive suite of group insurance products. Though we only entered the market in 2015, we now offer coverage nationally and have more than 261,000 covered employees as of December 31, 2018. Leveraging our innovative technology platform, we have formed strategic partnerships with large insurance and health carriers as their primary group benefits provider. As a new entrant in the employee benefits market we were able to build a platform from the ground up, without reliance on legacy systems. This puts us in a position to embrace industry shifts quickly and provides us with an advantage over many competitors.
Products
Our products are designed to provide valuable protection for employees as well as help employers attract employees and control costs. We currently offer a suite of life, short- and long-term disability, dental and vision insurance products.
For the year ended December 31, 2018, employee benefits gross premiums amounted to $60 million, mainly driven by group life insurance sales ($30 million), short- and long-term disability ($22 million) and dental ($7 million). For the year ended December 31, 2018, annualized premiums amounted to $36 million.

Markets
Our employee benefit product suite is targeted to small and medium-sized businesses seeking simple, technology-driven employee benefits management. We built the employee benefits business from the ground up based on feedback from brokers and employers, ensuring the business’ relevance to the market we address. We are committed to continuously evolving our product suite and technology platform to meet market demand.
Distribution
We distribute our employee benefits products through AXA Advisors and through a growing network of third-party firms, including private exchanges, health plans and professional employer organizations.
Competition
The employee benefits marketplace is a fast-moving, competitive environment. The main factors of competition include price, quality of customer service and claims management, technological capabilities, quality of distribution and financial strength ratings. In this market, we compete with several companies offering similar products. In addition, there is competition in attracting brokers to actively market our products. Key competitive factors in attracting brokers include product offerings and features, financial strength, support services and compensation.
Underwriting
We manage the underwriting process to facilitate quality sales and serve the needs of our customers, while supporting our financial strength and business objectives. The application of our underwriting guidelines is continuously monitored through internal underwriting audits to achieve high standards of underwriting and consistency.
Pricing and Fees
Employee benefits pricing reflects the claims experience and the risk characteristics of each group. We set appropriate plans for the group based on demographic information and, for larger groups, also evaluate the experience of the group. The claims experience is reviewed at the time of policy issuance and during the renewal timeframes, resulting in periodic pricing adjustments at the group level.
Reinsurance
Group Reinsurance Plus provides reinsurance on our short and long-term disability products. Our current arrangement provides quota share reinsurance at 50% for disability products.
Corporate and Other
Corporate and Other includes certain of our financing and investment expenses. It also includes: the AXA Advisors broker-dealer business, Closed Block, run-off variable annuity reinsurance business, run-off group pension business, run-off health business, benefit plans for our employees and certain unallocated items, including capital and related investments, interest expense and corporate expense. AB’s results of operations are reflected in the Investment Management and Research segment. Accordingly, Corporate and Other does not include any items applicable to AB.
AXA Advisors Broker-Dealer Business
AXA Advisors provides financial planning and advice, insurance and savings solutions, as well as full-service brokerage services through our financial advisors who have access to a broad selection of both affiliated and non-affiliated products to help clients meet their financial needs. While the revenue from retirement and protection products sold through AXA Advisors is recognized within the Individual Retirement, Group Retirement and Protection Solutions segments, Corporate and Other includes revenue from the assets under administration (“AUA”) of the AXA Advisors broker-dealer business. As of December 31, 2018, the AXA Advisors broker-dealer business included $44 billion in AUA.
Closed Block
In connection with the demutualization of AXA Equitable Life in 1992, the Closed Block was established for the benefit of certain classes of individual participating policies for which AXA Equitable Life had a dividend scale payable in 1991 and which were in force on that date. Assets were allocated to the Closed Block in an amount which, together with anticipated revenues from policies included in the Closed Block, was reasonably expected to be sufficient to support such business, including provisions for the payment of claims, certain expenses and taxes, and for the continuation of dividend scales payable in 1991, assuming the experience underlying such scales continues.
Assets allocated to the Closed Block inure solely to the benefit of the holders of policies included in the Closed Block and will not revert to the benefit of the Company. The plan of demutualization prohibits the reallocation, transfer, borrowing or lending of assets between the Closed Block and other portions of the General Account, any of our Separate Accounts or to any affiliate of ours without the approval of the NYDFS. Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the General Account. The excess of Closed Block liabilities over Closed Block assets represents the expected future post-tax contribution from the Closed Block which would be recognized in income over the period the policies and contracts in the Closed Block remain in force.
For additional information on the Closed Block, Note 5 of the Notes to the Consolidated Financial Statements.
ACS Life
ACS Life is a reinsurer that has been in run-off since 2002. It predominantly wrote reinsurance treaties on variable annuity GMxB riders for third parties, as well as a limited amount of ordinary life, structured settlements and long-term disability. All open treaties were closed to new business by December 31, 2004. Depending on the benefit reinsured, these treaties generally contain limitations on the individual and aggregate annual claims. In addition, GMIB claims are cash settled and the settlement formulas are all subject to minimum interest rates. These features, together with a dynamic hedging program, serve to protect the capital allocated to the business, particularly in adverse market scenarios.
A summary of ACS Life’s exposures to GMxB features is provided in the table below.

	As of December 31,
	2018	2017	2016
ACS Life In-Force VA
GMDB
Policy Count (in thousands)	193	215	239
Reinsured Account Value (in billions)	$8	$10	$9
Net amount at risk (in millions)	$1,040	$637	$912
Reserves (in millions)	$82	$95	$121

GMIB
Policy Count (in thousands)	48	52	57
Reinsured Account Value (in billions)	$2	$3	$3
Net amount at risk (in millions)	$362	$281	$357
Reserves (in millions)	$183	$194	$258

To achieve better alignment between statutory capital requirements and economic hedging program objectives, ACS Life retrocedes a 100% quota share of its GMDB and GMIB liabilities to its captive subsidiary CS Life RE. ACS Life is entitled to a credit in its calculation of statutory reserves for amounts reinsured to CS Life RE, to the extent CS Life RE holds assets in an irrevocable trust, letters of credit or other financing acceptable to the Delaware Department of Insurance. CS Life RE meets this requirement in part through letters of credit.
CS Life RE employs a dynamic hedging program in order to mitigate the economic risks associated with its GMDB and GMIB reinsurance contracts. CS Life RE seeks to hedge its economic exposure to both equity markets and interest rates through the use of exchange traded equity index futures and U.S. Treasury futures as well by holding long-term bonds.
AXA Equitable FMG
AXA Equitable FMG oversees our variable funds and supports each of our retirement and protection businesses. Accordingly, AXA Equitable FMG’s results are embedded in the Individual Retirement, Group Retirement and Protection Solutions segments. AXA Equitable FMG helps add value and marketing appeal to our retirement and protection solutions products by bringing investment management expertise and specialized strategies to the underlying investment lineup of each product. In addition, by advising an attractive array of proprietary investment portfolios (each, a “Portfolio,” and together, the

“Portfolios”), AXA Equitable FMG brings investment acumen, financial controls and economies of scale to the construction of high-quality, economical underlying investment options for our products. Finally, AXA Equitable FMG is able to negotiate favorable terms for investment services, operations, trading and administrative functions for the Portfolios.
AXA Equitable FMG provides investment management and administrative services to proprietary investment vehicles sponsored by the Company, including investment companies that are underlying investment options for our variable insurance and annuity products. AXA Equitable FMG is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). AXA Equitable FMG serves as the investment adviser to three investment companies that are registered under the Investment Company Act of 1940, as amended—EQAT, AXA Premier VIP Trust and 1290 Funds (each, a “Trust” and collectively, the “Trusts”)—and to two private investment trusts established in the Cayman Islands. Each of the investment companies and private investment trusts is a “series” type of trust with multiple Portfolios. AXA Equitable FMG provides discretionary investment management services to the Portfolios, including, among other things, (1) portfolio management services for the Portfolios; (2) selecting investment sub-advisers and (3) developing and executing asset allocation strategies for multi-advised Portfolios and Portfolios structured as funds-of-funds. AXA Equitable FMG also provides administrative services to the Portfolios. AXA Equitable FMG is further charged with ensuring that the other parts of the Company that interact with the Trusts, such as product management, the distribution system and the financial organization, have a specific point of contact.
AXA Equitable FMG has a variety of responsibilities for the general management and administration of its investment company clients. One of AXA Equitable FMG’s primary responsibilities is to provide clients with portfolio management and investment advisory evaluation services, principally by reviewing whether to appoint, dismiss or replace sub-advisers to each Portfolio, and thereafter monitoring and reviewing each sub-adviser’s performance through qualitative and quantitative analysis, as well as periodic in-person, telephonic and written consultations with the sub-advisers. Currently, AXA Equitable FMG has entered into sub-advisory agreements with more than 40 different sub-advisers, including AB and other AXA affiliates. Another primary responsibility of AXA Equitable FMG is to develop and monitor the investment program of each Portfolio, including Portfolio investment objectives, policies and asset allocations for the Portfolios, select investments for Portfolios (or portions thereof) for which it provides direct investment selection services, and ensure that investments and asset allocations are consistent with the guidelines that have been approved by clients. The administrative services that AXA Equitable FMG provides to the Portfolios include, among others, coordination of each Portfolio’s audit, financial statements and tax returns; expense management and budgeting; legal administrative services and compliance monitoring; portfolio accounting services, including daily net asset value accounting; risk management; and oversight of proxy voting procedures and anti-money laundering program.
Regulation
Insurance Regulation
Our insurance subsidiaries are licensed to transact insurance business and are subject to extensive regulation and supervision by insurance regulators, in all 50 states of the United States, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and nine of Canada’s thirteen provinces and territories. The primary regulator of an insurance company, however, is located in its state of domicile. AXA Equitable Life is domiciled in New York and is primarily regulated by the superintendent of the NYDFS. ACS Life is domiciled in Delaware and is primarily regulated by the Commissioner of the Delaware Department of Insurance. MLOA, EQ AZ Life Re and CS Life RE are domiciled in Arizona and are primarily regulated by the Director of Insurance of the Arizona Department of Insurance. AXA Equitable L&A is domiciled in Colorado and is primarily regulated by the Commissioner of Insurance of the Colorado Division of Insurance. USFL is domiciled in Ohio and is primarily regulated by the Director of Insurance of the Ohio Department of Insurance. The extent of regulation by jurisdiction varies, but most jurisdictions have laws and regulations governing the financial aspects and business conduct of insurers. State laws in the United States grant insurance regulatory authorities broad administrative powers with respect to, among other things, licensing companies to transact business, sales practices, establishing statutory capital and reserve requirements and solvency standards, reinsurance and hedging, protecting privacy, regulating advertising, restricting the payment of dividends and other transactions between affiliates, permitted types and concentrations of investments and business conduct to be maintained by insurance companies as well as agent licensing, approval of policy forms and, for certain lines of insurance, approval or filing of rates. Insurance regulators have the discretionary authority to limit or prohibit new issuances of business to policyholders within their jurisdictions when, in their judgment, such regulators determine that the issuing company is not maintaining adequate statutory surplus or capital. Additionally, New York Insurance Law limits sales commissions and certain other marketing expenses that we may incur. For additional information on Insurance Supervision, see “Risk Factors.”
Supervisory agencies in each of the jurisdictions in which we do business may conduct regular or targeted examinations of our operations and accounts and make requests for particular information from us. Periodic financial examinations of the books, records, accounts and business practices of insurers domiciled in their states are generally conducted by such supervisory agencies every three to five years. From time to time, regulators raise issues during examinations or audits of us that could, if determined adversely, have a material adverse effect on us. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements. In addition to oversight by state insurance regulators in recent years, the insurance industry has seen an increase in inquiries from state attorneys general and other state officials regarding compliance with certain state insurance, securities and other applicable laws. We have received and responded to such inquiries from time to time. For additional information on legal and regulatory risk, see “Risk Factors—Legal and Regulatory Risks.”
Each of our insurance subsidiaries are required to file detailed annual financial statements, prepared on a statutory accounting basis or in accordance with other accounting practices permitted by the applicable regulator, with supervisory agencies in each of the jurisdictions in which we do business. The NAIC has approved a series of uniform statutory accounting principles (“SAP”) that have been adopted, in some cases with minor modifications, by all state insurance regulators. As a basis of accounting, SAP was developed to monitor and regulate the solvency of insurance companies. In developing SAP, the insurance regulators were primarily concerned with assuring an insurer’s ability to pay all its current and future obligations to policyholders. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary state. The values for assets, liabilities and equity reflected in financial statements prepared in accordance with U.S. GAAP are usually different from those reflected in financial statements prepared under SAP. See Note 18 of the Notes to the Consolidated Financial Statements.
Holding Company and Shareholder Dividend Regulation
Most states, including Arizona, Colorado, Delaware, New York and Ohio, regulate transactions between an insurer and its affiliates under insurance holding company acts. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require that all transactions affecting insurers within a holding company system be fair and reasonable and, if material, typically require prior notice and approval or non-disapproval by the state’s insurance regulator.
The insurance holding company laws and regulations generally also require a controlled insurance company (insurers that are subsidiaries of insurance holding companies) to register with state regulatory authorities and to file with those authorities certain reports, including information concerning its capital structure, ownership, financial condition, certain intercompany transactions and general business operations. States generally require the ultimate controlling person of a U.S. insurer to file an annual enterprise risk report with the lead state of the insurance holding company system identifying risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole.
State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. Under New York insurance law applicable to AXA Equitable Life, a domestic stock life insurer may not, without prior approval of the NYDFS, pay a dividend to its stockholders exceeding an amount calculated under one of two standards. The first standard allows payment of an ordinary dividend out of the insurer’s earned surplus (as reported on the insurer’s most recent annual statement) up to a limit calculated pursuant to a statutory formula, provided that the NYDFS is given notice and opportunity to disapprove the dividend if certain qualitative tests are not met (the “Earned Surplus Standard”). The second standard allows payment of an ordinary dividend up to a limit calculated pursuant to a different statutory formula without regard to the insurer’s earned surplus (the “Alternative Standard”). Dividends exceeding these prescribed limits require the insurer to file a notice of its intent to declare the dividends with the NYDFS and prior approval or non-disapproval from the NYDFS.
Other states have limitations on dividends similar to New York’s, providing that dividends in excess of prescribed limits, based on prior year’s earnings and surplus of the insurance company, established by applicable state regulation, are considered to be extraordinary dividends and require explicit approval from the applicable state regulator. As a holding company, we depend on dividends from our subsidiaries to meet our obligations. For additional information on shareholder dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
State insurance holding company regulations also regulate changes in control. State laws generally provide that no person, corporation or other entity may acquire control of an insurance company, or a controlling interest in any parent company of an insurance company, without the prior approval of such insurance company’s domiciliary state insurance regulator. Generally, any person acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company is presumed to have acquired “control” of the company. This statutory presumption may be rebutted by a showing that control does not exist in fact.

State insurance regulators, however, may find that “control” exists in circumstances in which a person owns or controls less than 10% of voting securities.
The laws and regulations regarding acquisition of control transactions may discourage potential acquisition proposals and may delay or prevent a change of control involving us, including through unsolicited transactions that some of our shareholders might consider desirable.
NAIC
The mandate of the NAIC is to benefit state insurance regulatory authorities and consumers by promulgating model insurance laws and regulations for adoption by the states. The NAIC provides standardized insurance industry accounting and reporting guidance through its Accounting Practices and Procedures Manual (the “Manual”). However, statutory accounting principles have been, or may be, modified by individual state laws, regulations and permitted practices. Changes to the Manual or modifications by the various state insurance departments may impact the statutory capital and surplus of our U.S. insurance companies.
In September 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA”), which has been enacted by New York and our other domiciliary states. ORSA requires that insurers maintain a risk management framework and conduct an internal risk and solvency assessment of the insurer’s material risks in normal and stressed environments. The assessment is documented in a confidential annual summary report, a copy of which must be made available to regulators as required or upon request.
In December 2012, the NAIC approved a new valuation manual containing a principles-based approach to life insurance company reserves. Principles-based reserving is designed to better address reserving for products, including the current generation of products for which the current formulaic basis for reserve determination does not work effectively. The principles-based reserving approach became effective for new business on January 1, 2017 in the states where it has been adopted with a three-year phase-in period. The New York Legislature enacted legislation adopting principles-based reserving in June 2018, which was signed into law by the Governor in December 2018. Also in December 2018, the NYDFS promulgated an emergency regulation to begin implementation of principle-based reserving, to become effective on January 1, 2020.
Captive Reinsurer Regulation
As described above, we use captive reinsurers as part of our capital management strategy. During the last few years, the NAIC and certain state regulators, including the NYDFS, have been scrutinizing insurance companies’ use of affiliated captive reinsurers or offshore entities.
In 2014, the NAIC considered a proposal to require states to apply NAIC accreditation standards, applicable to traditional insurers, to captive reinsurers. In 2015, the NAIC adopted such a proposal, in the form of a revised preamble to the NAIC accreditation standards (the “Standard”), with an effective date of January 1, 2016 for application of the Standard to captives that assume level premium term life insurance (“XXX”) business and universal life with secondary guarantees (“AXXX”) business. During 2014, the NAIC approved a new regulatory framework, the XXX/AXXX Reinsurance Framework, applicable to XXX/AXXX transactions. The framework requires more disclosure of an insurer’s use of captives in its statutory financial statements and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. The NAIC implemented the framework through an actuarial guideline (“AG 48”), which requires the actuary of the ceding insurer that opines on the insurer’s reserves to issue a qualified opinion if the framework is not followed. AG 48 applies prospectively, so that XXX/AXXX captives will not be subject to AG 48 if reinsured policies were issued prior to January 1, 2015 and ceded so that they were part of a reinsurance arrangement as of December 31, 2014, as is the case for the XXX business and AXXX business reinsured by our Arizona captives. Regulation of XXX/AXXX captives is deemed to satisfy the Standard if the applicable reinsurance transaction satisfies the XXX/AXXX Reinsurance Framework requirements adopted by the NAIC. The NAIC also adopted a revised Credit for Reinsurance Model Law in January 2016 and the Term and Universal Life Insurance Reserving Financing Model Regulation in December 2016 to replace AG 48. The model regulation will generally replace AG 48 in a state upon the state’s adoption of the model regulation. The NAIC left for future action the application of the Standard to captives that assume variable annuity business.
During 2015, the NAIC Financial Condition Committee (the “NAIC E Committee”) established the Variable Annuities Issues E Working Group (“VAIWG”) to oversee the NAIC’s efforts to study and address, as appropriate, regulatory issues resulting in variable annuity captive reinsurance transactions. In November 2015, upon the recommendation of the VAIWG, the NAIC E Committee adopted the Framework for Change which recommends charges for NAIC working groups to adjust the variable annuity statutory framework applicable to all insurers that have written or are writing variable annuity business. The Framework for Change contemplates a holistic set of reforms that would improve the current reserve and capital framework and address root cause issues that result in the use of captive arrangements but would not necessarily mandate recapture by insurers of VA cessions to captives. In November 2015, VAIWG engaged Oliver Wyman (“OW”) to conduct a quantitative impact study (the “QIS”) involving industry participants including the Company, of various reforms outlined in the Framework for Change. OW completed the QIS in July of 2016 and reported its initial findings to the VAIWG in late August 2016. The OW report proposed certain revisions to the current VA reserve and capital framework, which focused on (i) mitigating the asset-liability accounting mismatch between hedge instruments and statutory instruments and statutory liabilities, (ii) removing the non-economic volatility in statutory capital charges and the resulting solvency ratios and (iii) facilitating greater harmonization across insurers and products for greater compatibility, and recommended a second quantitative impact study to be conducted so that testing can inform the proper calibration for certain conceptual and/or preliminary parameters set out in the OW proposal. Following a fourth quarter 2016 public comment period and several meetings on the OW proposal, the VAIWG determined that a second quantitative impact study (the “QIS2”) involving industry participants, including us, will be conducted by OW. The QIS2 began in February 2017 and OW issued its recommendations in December 2017. In 2018, the VAIWG held multiple public conference calls to discuss and refine the proposed recommendations. By the end of July 2018, both the VAIWG and the NAIC E Committee adopted the proposed recommendations with modifications reflecting input from all stakeholders. After adopting the Framework for Change, other NAIC working groups and task forces will consider specific revisions to the capital requirements for variable annuities to implement the recommendations in the framework. The changes to the variable annuity reserve and capital framework are expected to become effective January 1, 2020 with a suggested three-year phase-in period, but exact timing for implementation of changes remains subject to change.
We cannot predict what revisions, if any, will be made to the model laws and regulations relating to XXX/AXXX transactions, or to the Standard, if adopted for variable annuity captives, as states consider their adoption or undertake their implementation, or how the Framework for Change proposal may be implemented as a result of ongoing NAIC work. It is also unclear whether the Standard or other proposals will be adopted by the NAIC or how the NYDFS will implement the Framework for Change, or what additional actions and regulatory changes will result from the continued captives scrutiny and reform efforts by the NAIC and other regulatory bodies. Any regulatory action that limits our ability to achieve desired benefits from the use of or materially increases our cost of using captive reinsurance and applies retroactively, including, if the Standard is adopted as proposed, without grandfathering provisions for existing captive variable annuity reinsurance entities, could have a material adverse effect on our financial condition or results of operations. For additional information on our use of a captive reinsurance company, see “Risk Factors.”
Surplus and Capital; Risk Based Capital
Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of insurance companies, to limit or prohibit an insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. We report our RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items, as well as taking into account the risk characteristics of the insurer. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as a regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not meet or exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the RBC of each of our insurance subsidiaries was in excess of each of those RBC levels.
Guaranty Associations and Similar Arrangements
Each of the states in which we are admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. The laws are designed to protect policyholders from losses under insurance policies issued by insurance companies that become impaired or insolvent. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.
During each of the past five years, the assessments levied against us have not been material.
New York Insurance Regulation 210
State regulators are currently considering whether to apply regulatory standards to the determination and/or readjustment of non-guaranteed elements (“NGEs”) within life insurance policies and annuity contracts that may be adjusted at the insurer’s discretion, such as the cost of insurance for universal life insurance policies and interest crediting rates for life insurance policies and annuity contracts. For example, in March 2018, Insurance Regulation 210 went into effect in New York. That regulation establishes standards for the determination and any readjustment of NGEs, including a prohibition on increasing profit margins on existing business or recouping past losses on such business, and requires advance notice of any adverse change in a NGE to both the NYDFS as well as to affected policyholders. We are continuing to assess the impact of Regulation 210 on our business. Beyond the New York regulation and a similar rule recently enacted in California that takes effect on July 1, 2019, the likelihood of enactment of any such state-based regulation is uncertain at this time, but if implemented, these regulations could have adverse effects on our business and consolidated results of operations.
Broker-Dealer and Securities Regulation
We and certain policies and contracts offered by us are subject to regulation under the Federal securities laws administered by the U.S. Securities and Exchange Commission (the “SEC”), self-regulatory organizations and under certain state securities laws. These regulators may conduct examinations of our operations, and from time to time make requests for particular information from us.
Certain of our subsidiaries, including AXA Advisors, AXA Distributors, AllianceBernstein Investments, Inc. and Sanford C. Bernstein & Co., LLC (“SCB LLC”), are registered as broker-dealers (collectively, the “Broker-Dealers”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Broker-Dealers are subject to extensive regulation by the SEC and are members of, and subject to regulation by, the Financial Industry Regulatory Authority, Inc. (“FINRA”), a self-regulatory organization subject to SEC oversight. The Broker-Dealers are subject to the capital requirements of the SEC and/or FINRA, which specify minimum levels of capital (“net capital”) that the Broker-Dealers are required to maintain and also limit the amount of leverage that the Broker-Dealers are able to employ in their businesses. The SEC and FINRA also regulate the sales practices of the Broker-Dealers. In recent years, the SEC and FINRA have intensified their scrutiny of sales practices relating to variable annuities, variable life insurance and alternative investments, among other products. In addition, the Broker-Dealers are also subject to regulation by state securities administrators in those states in which they conduct business, who may also conduct examinations and direct inquiries to the Broker-Dealers.
Certain of our Separate Accounts are registered as investment companies under the Investment Company Act. Separate Account interests under certain annuity contracts and insurance policies issued by us are also registered under the Securities Act. EQAT, AXA Premier VIP Trust and 1290 Funds are registered as investment companies under the Investment Company Act and shares offered by these investment companies are also registered under the Securities Act. Many of the investment companies managed by AB, including a variety of mutual funds and other pooled investment vehicles, are registered with the SEC under the Investment Company Act, and, if appropriate, shares of these entities are registered under the Securities Act.
Certain subsidiaries including AXA Equitable FMG, AXA Advisors and AB and certain of its subsidiaries and affiliates are registered as investment advisers under the Investment Advisers Act. The investment advisory activities of such registered investment advisers are subject to various federal and state laws and regulations and to the laws in those foreign countries in which they conduct business. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations.
AXA Equitable FMG is registered with the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to certain portfolios and is also a member of the National Futures Association (“NFA”). AB and certain of its subsidiaries are also separately registered with the CFTC as commodity pool operators and commodity trading advisers; SCB LLC is also registered with the CFTC as a commodity introducing broker. The CFTC is a federal independent agency that is responsible for, among other things, the regulation of commodity interests and enforcement of the Commodity Exchange Act (“CEA”). The NFA is a self-regulatory organization to which the CFTC has delegated, among other things, the administration and enforcement of commodity regulatory registration requirements and the regulation of its members. As such, AXA Equitable FMG is subject to regulation by the NFA and CFTC and is subject to certain legal requirements and restrictions in the CEA and in the rules and regulations of the CFTC and the rules and by-laws of the NFA on behalf of itself and any commodity pools that it operates, including investor protection requirements and anti-fraud prohibitions, and is subject to periodic inspections and audits by the CFTC and NFA. AXA Equitable FMG is also subject to certain CFTC-mandated disclosure, reporting and record-keeping obligations.
Regulators, including the SEC, FINRA, the CFTC, NFA and state attorneys general, continue to focus attention on various practices in or affecting the investment management and/or mutual fund industries, including portfolio management, valuation and the use of fund assets for distribution.

We and certain of our subsidiaries have provided, and in certain cases continue to provide, information and documents to the SEC, FINRA, the CFTC, NFA, state attorneys general, the NYDFS and other state insurance regulators, and other regulators regarding our compliance with insurance, securities and other laws and regulations regarding the conduct of our businesses. For example, we have responded to inquiries from the SEC requesting information with regard to contract language and accompanying disclosure for certain variable annuity contracts. For additional information on regulatory matters, see Note 18 of the Notes to the Consolidated Financial Statements.
The SEC, FINRA, the CFTC and other governmental regulatory authorities may institute administrative or judicial proceedings that may result in censure, fines, the issuance of cease-and-desist orders, trading prohibitions, the suspension or expulsion of a broker-dealer or member, its officers, registered representatives or employees or other similar sanctions.
AB Holding is an NYSE-listed company and, accordingly, is subject to the applicable regulations promulgated by the NYSE. We are also subject to the applicable regulations of the NYSE.
Dodd-Frank Wall Street Reform and Consumer Protection Act
Currently, the U.S. federal government does not directly regulate the business of insurance. While the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) does not remove primary responsibility for the supervision and regulation of insurance from the states, Title V of the Dodd-Frank Act establishes the Federal Insurance Office (“FIO”) within the U.S. Treasury Department and reforms the regulation of the non-admitted property and casualty insurance market and the reinsurance market. The Dodd-Frank Act also established the Financial Stability Oversight Council (“FSOC”), which is authorized to subject non-bank financial companies, including insurers, to supervision by the Federal Reserve and enhanced prudential standards if the FSOC determines that a non-bank financial institution could pose a threat to U.S. financial stability.
The FIO has authority that extends to all lines of insurance except health insurance, crop insurance and (unless included with life or annuity components) long-term care insurance. Under the Dodd-Frank Act, the FIO is charged with monitoring all aspects of the insurance industry (including identifying gaps in regulation that could contribute to a systemic crisis), recommending to the FSOC the designation of any insurer and its affiliates (potentially including AXA and its affiliates) as a non-bank financial company subject to oversight by the Board of Governors of the Federal Reserve System (including the administration of stress testing on capital), assisting the Treasury Secretary in negotiating “covered agreements” with non-U.S. governments or regulatory authorities, and, with respect to state insurance laws and regulation, determining whether state insurance measures are pre-empted by such covered agreements.
In addition, the FIO is empowered to request and collect data (including financial data) on and from the insurance industry and insurers (including reinsurers) and their affiliates. In such capacity, the FIO may require an insurer or an affiliate of an insurer to submit such data or information as the FIO may reasonably require. In addition, the FIO’s approval will be required to subject a financial company whose largest U.S. subsidiary is an insurer to the special orderly liquidation process outside the federal bankruptcy code, administered by the Federal Deposit Insurance Corporation (the “FDIC”) pursuant to the Dodd-Frank Act. U.S. insurance subsidiaries of any such financial company, however, would be subject to rehabilitation and liquidation proceedings under state insurance law. The Dodd-Frank Act also reforms the regulation of the non-admitted property/casualty insurance market (commonly referred to as excess and surplus lines) and the reinsurance markets, including prohibiting the ability of non-domiciliary state insurance regulators to deny credit for reinsurance when recognized by the ceding insurer’s domiciliary state regulator.
Other aspects of our operations could also be affected by the Dodd-Frank Act. These include:
Heightened Standards and Safeguards
The FSOC may recommend that state insurance regulators or other regulators apply new or heightened standards and safeguards for activities or practices we and other insurers or other financial services companies engage in if the FSOC determines that those activities or practices could create or increase the risk that significant liquidity, credit or other problems spread among financial companies. We cannot predict whether any such recommendations will be made or their effect on our business, consolidated results of operations or financial condition.
Over-The-Counter Derivatives Regulation
The Dodd-Frank Act includes a framework of regulation of the over-the-counter (“OTC”) derivatives markets. Regulations approved to date require clearing of previously uncleared transactions and will require clearing of additional OTC transactions in the future. In addition, regulations approved pursuant to the Dodd-Frank Act impose margin requirements on OTC transactions not required to be cleared. As a result of these regulations, our costs of risk mitigation have and may continue to increase under the Dodd-Frank Act. For example, margin requirements, including the requirement to pledge initial margin for OTC cleared transactions entered into after June 10, 2013 and for OTC uncleared transactions entered into after the phase-in period, which would be applicable to us in 2020, have increased. In addition, restrictions on securities that will qualify as eligible collateral will require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income. Centralized clearing of certain OTC derivatives exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivatives transactions. We use derivatives to mitigate a wide range of risks in connection with our business, including the impact of increased benefit exposures from certain variable annuity products that offer GMxB features. We have always been subject to the risk that our hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) and the reduced availability of customized derivatives that might result from the enactment and implementation of the Dodd-Frank Act.
Broker-Dealer Regulation
The Dodd-Frank Act provides that the SEC may promulgate rules to provide that the standard of conduct for all broker-dealers, when providing personalized investment advice about securities to retail customers (and any other customers as the SEC may by rule provide) will be the same as the standard of conduct applicable to an investment adviser under the Investment Advisers Act. On April 18, 2018, the SEC released a set of proposed rules that would, among other things, enhance the existing standard of conduct for broker-dealers to require them to act in the best interest of their clients; clarify the nature of the fiduciary obligations owed by registered investment advisers to their clients; impose new disclosure requirements aimed at ensuring investors understand the nature of their relationship with their investment professionals; and restrict certain broker-dealers and their financial professionals from using the terms “adviser” or “advisor.” Public comments were due by August 7, 2018. Although the full impact of the proposed rules can only be measured when the implementing regulations are adopted, the intent of this provision is to authorize the SEC to impose on broker-dealers fiduciary duties to their customers similar to what applies to investment advisers under existing law. We are currently assessing these proposed rules to determine the impact they may have on our business. In addition, FINRA is also currently focusing on how broker-dealers identify and manage conflicts of interest.
Although many of the regulations implementing portions of the Dodd-Frank Act have been promulgated, we are still unable to predict how this legislation may be interpreted and enforced or the full extent to which implementing regulations and policies may affect us. Also, the Trump administration and Congress have indicated that the Dodd-Frank Act will be under further scrutiny and some of the provisions of the Dodd-Frank Act may be revised, repealed or amended. For example, President Trump has issued an executive order that calls for a comprehensive review of the Dodd-Frank Act and requires the Secretary of the Treasury to consult with the heads of the member agencies of FSOC to identify any laws, regulations or requirements that inhibit federal regulation of the financial system in a manner consistent with the core principles identified in the executive order. In addition, on June 8, 2017, the U.S. House of Representatives passed the Financial CHOICE Act of 2017, which proposes to amend or repeal various sections of the Dodd-Frank Act. There is considerable uncertainty with respect to the impact the Trump administration and Congress may have, if any, on the Dodd-Frank Act, and any changes likely will take time to unfold. We cannot predict the ultimate content, timing or effect of any reform legislation or the impact of potential legislation on us.
ERISA Considerations
We provide certain products and services to employee benefit plans that are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”) and certain provisions of the Internal Revenue Code of 1986, as amended (the “Code”). As such, our activities are subject to the restrictions imposed by ERISA and the Code, including the requirement that fiduciaries must perform their duties solely in the interests of plan participants and beneficiaries, and fiduciaries may not cause or permit a covered plan to engage in certain prohibited transactions with persons (parties-in-interest) who have certain relationships with respect to such plans. The applicable provisions of ERISA and the Code are subject to enforcement by the U.S. Department of Labor (the “DOL”), the Internal Revenue Service (the “IRS”) and the Pension Benefit Guaranty Corporation.
In April 2016, the DOL issued a rule (the “DOL Rule”), which significantly expanded the range of activities considered to be fiduciary investment advice under ERISA when our advisors and our employees provide investment-related information and support to retirement plan sponsors, participants and IRA holders. In the wake of the March 2018 federal appeals court decision to vacate the DOL Rule, the SEC and NAIC as well as state regulators are currently considering whether to apply an impartial conduct standard similar to the DOL Rule to recommendations made in connection with certain annuities and, in one case, to life insurance policies. For example, the NAIC is actively working on a proposal to raise the advice standard for annuity sales and in July 2018, the NYDFS issued a final version of Regulation 187 that adopts a “best interest” standard for recommendations regarding the sale of life insurance and annuity products in New York. Regulation 187 takes effect on August 1, 2019 with respect to annuity sales and February 1, 2020 for life insurance sales and is applicable to sales of life insurance and annuity products in New York. We are currently assessing Regulation 187 to determine the impact it may have on our business. In November 2018, the three primary agent groups in New York launched a legal challenge against the NYDFS over the adoption of Regulation 187. It is not possible to predict whether this challenge will be successful. Beyond the New York regulation, the likelihood of enactment of any such federal or state-based regulation is uncertain at this time, but if implemented, these regulations could have adverse effects on our business and consolidated results of operations.
International Regulation
Regulators and lawmakers in non-U.S. jurisdictions are engaged in addressing the causes of the financial crisis and means of avoiding such crises in the future. On July 18, 2013, the International Association of Insurance Supervisors (“IAIS”) published an initial assessment methodology for designating global systemically important insurers (“GSIIs”), as part of the global initiative launched by the G20 with the assistance of the Financial Stability Board (“FSB”) to identify those insurers whose distress or disorderly failure, because of their size, complexity and interconnectedness, would cause significant disruption to the global financial system and economic activity.
On July 18, 2013, the FSB published its initial list of nine GSIIs, which included AXA. The GSII list was originally intended to be updated annually following consultation with the IAIS and respective national supervisory authorities. AXA remained on the list as updated in November 2014, 2015 and 2016. However, the FSB announced in November 2017 that it, in consultation with the IAIS and national authorities, has decided not to publish a new list of GSIIs for 2017. On November 14, 2018, the FSB announced that, in light of IAIS progress in developing a proposed holistic framework for the assessment and mitigation of potential systemic risk in the insurance sector, the FSB has decided not to engage in an identification of G-SIIs in 2018. In its public consultation on the holistic framework, issued on November 14, 2018, the IAIS recommended that the implementation of its proposed holistic framework should obviate the need for the FSB's annual G-SII identification process. The FSB subsequently stated that it will assess the IAIS's recommendation to suspend G-SII identification from 2020, once the holistic framework is finalized in November 2019, and, in November 2022, based on the initial implementation of the holistic framework, review the need to either discontinue or reestablish an annual identification of G-SIIs.
The policy measures for GSIIs, published by the IAIS in July 2013, include (i) the introduction of new capital requirements; a “basic” capital requirement (“BCR”) applicable to all GSII activities which is intended to serve as a basis for an additional level of capital, called “Higher Loss Absorbency” (“HLA”) required from GSIIs in relation to their systemic activities, (ii) greater regulatory oversight over holding companies, (iii) various measures to promote the structural and financial “self-sufficiency” of group companies and reduce group interdependencies including restrictions on intra-group financing and other arrangements and (iv) in general, a greater level of regulatory scrutiny for GSIIs (including a requirement to establish a Systemic Risk Management Plan (“SRMP”), a Liquidity Risk Management Plan (“LRMP”) and a Recovery and Resolution Plan (“RRP”) which have entailed significant new processes, reporting and compliance burdens and costs for AXA. The contemplated policy measures include the constitution of a Crisis Management Group by the group-wide supervisor, the preparation of the above-mentioned documents (SRMP, LRMP and RRP) and the development and implementation of the BCR in 2014, while other measures are to be phased in more gradually, such as the HLA (the first version of which was endorsed by the FSB in October 2015 but which is expected to be revised before its implementation in at least 2019).
On June 16, 2016, the IAIS published an updated assessment methodology, applicable to the 2016 designation process, which is yet to be endorsed by the FSB. To support some adjustments proposed by the revised assessment methodology, the IAIS also published a paper on June 16, 2016, describing the “Systemic Features Framework” that the IAIS intends to employ in assessing whether certain contractual features and other factors are likely to expose an insurer to a greater degree of systemic risk, focusing specifically on two sets of risks: macroeconomic exposure and substantial liquidity risk. Also, the IAIS stated that the 2016 assessment methodology, along with the Systemic Features Framework, will lead to a change in HLA design and calibration. In addition, the IAIS is in the process of developing an activities-based approach to systemic risk in the insurance sector and published a consultation paper on this approach in December 2017. The development of this activities-based approach may have significant implications for the identification of GSIIs and the policy measures to which they are expected to be subject.
As part of its efforts to create a common framework for the supervision of internationally active insurance groups (“IAIGs”), the IAIS has also been developing a comprehensive, group-wide international insurance capital standard (the “ICS”) to be applied to both GSIIs and IAIGs, although it is not expected to be finalized until 2019 at the earliest, and is not expected to be fully implemented, if at all, until at least five years thereafter. AXA currently meets the parameters set forth to define an IAIG. Although the BCR and HLA are more developed than the ICS at present, the IAIS has stated that it intends to revisit both standards following development and refinement of the ICS, and that the BCR will eventually be replaced by the ICS. The

NAIC plans to develop an “aggregation method” for group capital. Although the aggregation method will not be part of ICS, the IAIS aims to make a determination whether the aggregated approach provides substantially the same outcome as the ICS, in which case it could be incorporated into the ICS as an outcome-equivalent approach.
Although the standards issued by the FSB and/or the IAIS are not binding on the United States or other jurisdictions around the world unless and until the appropriate local governmental bodies or regulators adopt appropriate laws and regulations, these measures could have far reaching regulatory and competitive implications for AXA in the event they are implemented by its group supervisors, which in turn, to the extent we are deemed to be controlled by AXA at the time the measures are implemented, or we independently meet the criteria for being an IAIG and the measures are adopted by U.S. group supervisors, could materially affect our competitive position, consolidated results of operations, financial condition, liquidity and how we operate our business.
In addition, many of AB’s subsidiaries are subject to the oversight of regulatory authorities in jurisdictions outside of the United States in which they operate, including the European Securities and Markets Authority, the Financial Conduct Authority in the U.K., the CSSF in Luxembourg, the Financial Services Agency in Japan, the Securities & Futures Commission in Hong Kong, the Monetary Authority of Singapore, the Financial Services Commission in South Korea and the Financial Supervisory Commission in Taiwan. While these regulatory requirements often may be comparable to the requirements of the SEC and other U.S. regulators, they are sometimes more restrictive and may cause AB to incur substantial expenditures of time and money related to AB’s compliance efforts.
Federal Tax Legislation, Regulation and Administration
Although we cannot predict what legislative, regulatory, or administrative changes may or may not occur with respect to the federal tax law, we nevertheless endeavor to consider the possible ramifications of such changes on the profitability of our business and the attractiveness of our products to consumers. In this regard, we analyze multiple streams of information, including those described below.
Enacted Legislation
At present, the federal tax laws generally permit certain holders of life insurance and annuity products to defer taxation on the build-up of value within such products (commonly referred to as “inside build-up”) until payments are made to the policyholders or other beneficiaries. From time to time, Congress considers legislation that could enhance or reduce (or eliminate) the benefit of tax deferral on some life insurance and annuity products. As an example, the American Taxpayer’s Relief Act increased individual tax rates for higher-income taxpayers. Higher tax rates increase the benefits of tax deferral on inside build-up and, correspondingly, tend to enhance the attractiveness of life insurance and annuity products to consumers that are subject to those higher tax rates. The Tax Reform Act reduced individual tax rates, which could reduce demand for our products. The modification or elimination of this tax-favored status could also reduce demand for our products. In addition, if the treatment of earnings accrued inside an annuity contract was changed prospectively, and the tax-favored status of existing contracts was grandfathered, holders of existing contracts would be less likely to surrender or rollover their contracts. These changes could reduce our earnings and negatively impact our business.
The Tax Reform Act
The Tax Reform Act overhauled the U.S. Internal Revenue Code and changed long-standing provisions governing the taxation of U.S. corporations, including life insurance companies. While the Tax Reform Act had a net positive economic impact on us, it contained measures which could have adverse or uncertain impacts on some aspects of our business, results of operations or financial condition. We continue to monitor regulations and interpretations of the Tax Reform Act that could impact our business, results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Macroeconomic and Industry Trends—Impact of the Tax Reform Act.”
Future Changes in U.S. Tax Laws
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
Regulatory and Other Administrative Guidance from the Treasury Department and the IRS

Regulatory and other administrative guidance from the Treasury Department and the IRS also could impact the amount of federal tax that we pay. For example, the adoption of “principles based” approaches for calculating statutory reserves may lead the Treasury Department and the IRS to issue guidance that changes the way that deductible insurance reserves are determined, potentially reducing future tax deductions for us.
Privacy and Security of Customer Information and Cybersecurity Regulation
We are subject to federal and state laws and regulations that require financial institutions to protect the security and confidentiality of customer information, and to notify customers about their policies and practices relating to their collection and disclosure of customer information and their practices relating to protecting the security and confidentiality of that information. We have adopted a privacy policy outlining procedures and practices to be followed by members of the Company relating to the collection, disclosure and protection of customer information. As required by law, a copy of the privacy policy is mailed to customers on an annual basis. Federal and state laws generally require that we provide notice to affected individuals, law enforcement, regulators and/or potentially others if there is a situation in which customer information is intentionally or accidentally disclosed to and/or acquired by unauthorized third parties. Federal regulations require financial institutions to implement programs to detect, prevent and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to both consumers and customers, and also regulate the permissible uses of certain categories of customer information. Violation of these laws and regulations may result in significant fines and remediation costs. It may be expected that legislation considered by either the U.S. Congress and/or state legislatures could create additional and/or more detailed obligations relating to the use and protection of customer information.
On February 16, 2017, the NYDFS announced the adoption of a new cybersecurity regulation for financial services institutions, including banking and insurance entities, under its jurisdiction. The new regulation became effective on March 1, 2017 and is being implemented in stages that commenced on August 28, 2017 and will be fully implemented by March 1, 2019. This new regulation requires these entities to, among other things, establish and maintain a cybersecurity policy designed to protect consumers’ private data. We have adopted a cybersecurity policy outlining our policies and procedures for the protection of our information systems and information stored on those systems that comports with the regulation. In addition to New York’s cybersecurity regulation, the NAIC adopted the Insurance Data Security Model Law in October 2017. Under the model law, companies that are compliant with the NYDFS cybersecurity regulation are deemed also to be in compliance with the model law. The purpose of the model law is to establish standards for data security and for the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. Certain states have adopted the model law, and we expect that additional states will also adopt the model law, although it cannot be predicted whether or not, or in what form or when, they will do so.
Environmental Considerations
Federal, state and local environmental laws and regulations apply to our ownership and operation of real property. Inherent in owning and operating real property are the risk of environmental liabilities and the costs of any required clean-up. Under the laws of certain states, contamination of a property may give rise to a lien on the property to secure recovery of the costs of clean-up, which could adversely affect our mortgage lending business. In some states, this lien may have priority over the lien of an existing mortgage against such property. In addition, in some states and under the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, we may be liable, in certain circumstances, as an “owner” or “operator,” for costs of cleaning-up releases or threatened releases of hazardous substances at a property mortgaged to us. We also risk environmental liability when we foreclose on a property mortgaged to us. However, federal legislation provides for a safe harbor from CERCLA liability for secured lenders, provided that certain requirements are met. Application of various other federal and state environmental laws could also result in the imposition of liability on us for costs associated with environmental hazards.
We routinely conduct environmental assessments prior to making a mortgage loan or taking title to real estate, whether through acquisition for investment or through foreclosure on real estate collateralizing mortgages. We cannot provide assurance that unexpected environmental liabilities will not arise. However, based on information currently available to us, we believe that any costs associated with compliance with environmental laws and regulations or any clean-up of properties would not have a material adverse effect on our consolidated results of operations.
Intellectual Property
We rely on a combination of copyright, trademark, patent and trade secret laws to establish and protect our intellectual property rights. Holdings has entered into a licensing arrangement with AXA concerning the use by the Company of the “AXA”

name. We also have an extensive portfolio of trademarks and service marks that we consider important in the marketing of our products and services. We regard our intellectual property as valuable assets and protect them against infringement.
AB has also registered a number of service marks with the U.S. Patent and Trademark Office and various foreign trademark offices, including the mark “AllianceBernstein.” The [A/B] logo and “Ahead of Tomorrow” are service marks of AB. In January 2015, AB established two new brand identities. Although the legal names of AB did not change, the corporate entity, and its Institutions and Retail businesses now are referred to as “AB”. Private Wealth Management and Bernstein Research Services now are referred to as “AB Bernstein”. Also, AB adopted the [A/B] logo and “Ahead of Tomorrow” service marks described above. AB has acquired all of the rights and title in, and to, the Bernstein service marks, including the mark “Bernstein” and the W.P. Stewart & Co., Ltd. services marks, including the logo “WPSTEWART”.
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

AXA also has informed us that AXA Belgium, an AXA insurance subsidiary organized under the laws of Belgium, has two policies providing for car insurance for Global Trading NV, which was designated on May 17, 2018 under (E.O.) 13224, and subsequently changed its name to Energy Engineers & Construction on August 20, 2018. The total annual premium of these policies is approximately $6,559 before tax and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $983.

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

Also, AXA has informed us that AXA Sigorta, a subsidiary of AXA organized under the laws of the Republic of Turkey, provides car insurance coverage for vehicle pools of the Iranian General Consulate and the Iranian Embassy in Istanbul, Turkey. Motor liability insurance coverage is compulsory in Turkey and cannot be canceled unilaterally. The total annual premium in respect of these policies is approximately $3,150 and the annual net profit, which is difficult to calculate with precision, is estimated to be $473.

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

Also, AXA has informed us that AXA Egypt, an AXA insurance subsidiary organized under the laws of Egypt, provides the Iranian state-owned Iran Development Bank, two life insurance contracts, covering individuals who have loans with the bank. The total annual premium of these policies is approximately $19,839 and annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $2,000.

Furthermore, AXA has informed us that AXA XL, which AXA acquired during the third quarter of 2018, through various non-U.S. subsidiaries, provides insurance to marine policyholders located outside of the U.S. or reinsurance coverage to non-

U.S. insurers of marine risks as well as mutual associations of ship owners that provide their members with protection and liability coverage. The provision of these coverages may involve entities or activities related to Iran, including transporting crude oil, petrochemicals and refined petroleum products. AXA XL’s non-U.S. subsidiaries insure or reinsure multiple voyages and fleets containing multiple ships, so they are unable to attribute gross revenues and net profits from such marine policies to activities with Iran. As the activities of these insureds and re-insureds are permitted under applicable laws and regulations, AXA XL intends for its non-U.S. subsidiaries to continue providing such coverage to its insureds and re-insureds to the extent permitted by applicable law.

Lastly, a non-U.S. subsidiary of AXA XL provided accident & health insurance coverage to the diplomatic personnel of the Embassy of Iran in Brussels, Belgium during the third quarter of 2018. AXA XL’s non-U.S. subsidiary received aggregate payments for this insurance from inception through December 31, 2018 of approximately $73,451. Benefits of approximately $2,994 were paid to beneficiaries during 2018. These activities are permitted pursuant to applicable law. The policy has been canceled and is no longer in force.

The aggregate annual premium for the above-referenced insurance policies is approximately $646,411, representing approximately 0.0006% of AXA’s 2018 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $88,070, representing approximately 0.001% of AXA’s 2018 aggregate net profit.
Employees
As of December 31, 2018, we had approximately 7,800 full time employees. Of these, approximately 3,600 were employed full-time by AB.
Executive Officers
See Part III, Item 10 “Directors, Executive Officers and Corporate Governance—Executive Officers” for information with respect to our executive officers, which is incorporated by reference herein.
Available Information
We maintain a public website at https://axaequitableholdings.com. We use our website as a routine channel for distribution of important information, including news releases, analyst presentations, financial information and corporate governance information. The information contained on or connected to our website is not a part of this Form 10-K. We file periodic and current reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained through the SEC’s website (www.sec.gov).

Part I, Item 1A.
RISK FACTORS
You should consider and read carefully all of the risks and uncertainties described below, as well as other information set forth in this Annual Report on Form 10-K. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial position, results of operations or cash flows. This Annual Report on Form 10-K also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.
Risks Relating to Our Consolidated Business
Risks Relating to Conditions in the Financial Markets and Economy
Conditions in the global capital markets and the economy could materially and adversely affect our business, results of operations or financial condition.
Our business, results of operations or financial condition are materially affected by conditions in the global capital markets and the economy generally. A wide variety of factors continue to impact economic conditions and consumer confidence. These factors include, among others, concerns over the pace of economic growth in the United States, equity market performance, continued low interest rates, uncertainty regarding the U.S. Federal Reserve’s plans to further raise short-term interest rates, the strength of the U.S. dollar, uncertainty created by actions the Trump administration and Congress may pursue, global trade wars, global economic factors including quantitative easing or similar programs by major central banks or the unwinding of quantitative easing or similar programs, the United Kingdom’s vote to exit (“Brexit”) from the European Union (the “EU”) and other geopolitical issues. Given our interest rate and equity market exposure in our investment and derivatives portfolios and many of our products, these factors could have a material adverse effect on us. Our revenues may decline, our profit margins could erode, and we could incur significant losses. The value of our investments and derivatives portfolios may also be impacted by reductions in price transparency, changes in the assumptions or methodology we use to estimate fair value and changes in investor confidence or preferences, which could potentially result in higher realized or unrealized losses and have a material adverse effect on our business, results of operations or financial condition. Market volatility may also make it difficult to transact in or to value certain of our securities if trading becomes less frequent.
Factors such as consumer spending, business investment, government debt and spending, the volatility and strength of the equity markets, interest rates, deflation and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our retirement, protection or investment products and our investment returns could be materially and adversely affected. The profitability of many of our retirement, protection and investment products depends in part on the value of the General Account and Separate Accounts supporting them, which may fluctuate substantially depending on any of the foregoing conditions. In addition, a change in market conditions could cause a change in consumer sentiment and adversely affect sales and could cause the actual persistency of these products to vary from their anticipated persistency (the probability that a product will remain in force from one period to the next) and adversely affect profitability. Changing economic conditions or adverse public perception of financial institutions can influence customer behavior, which can result in, among other things, an increase or decrease in the levels of claims, lapses, deposits, surrenders and withdrawals in certain products, any of which could adversely affect profitability. Our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. In addition, market conditions may affect the availability and cost of reinsurance protections and the availability and performance of hedging instruments in ways that could materially and adversely affect our profitability.
Accordingly, both market and economic factors may affect our business results by adversely affecting our business volumes, profitability, cash flow, capitalization and overall financial condition. Disruptions in one market or asset class can also spread to other markets or asset classes. Upheavals and stagnation in the financial markets could also materially affect our financial condition (including our liquidity and capital levels) as a result of the impact of such events on our assets and liabilities.

Equity market declines and volatility may materially and adversely affect our business, results of operations or financial condition.
Declines or volatility in the equity markets, such as that which we experienced during the fourth quarter of 2018, can negatively impact our investment returns as well as our business, results of operations or financial condition. For example, equity market declines or volatility could, among other things, decrease the AV of our annuity and variable life contracts which, in turn, would reduce the amount of revenue we derive from fees charged on those account and asset values. Our variable annuity business in particular is highly sensitive to equity markets, and a sustained weakness or stagnation in equity markets could decrease our revenues and earnings with respect to those products. At the same time, for variable annuity contracts that include GMxB features, equity market declines increase the amount of our potential obligations related to such GMxB features and could increase the cost of executing GMxB-related hedges beyond what was anticipated in the pricing of the products being hedged. This could result in an increase in claims and reserves related to those contracts, net of any reinsurance reimbursements or proceeds from our hedging programs. We may not be able to effectively mitigate, including through our hedging strategies, and we may sometimes choose based on economic considerations and other factors not to fully mitigate the equity market volatility of our portfolio. Equity market declines and volatility may also influence policyholder behavior, which may adversely impact the levels of surrenders, withdrawals and amounts of withdrawals of our annuity and variable life contracts or cause policyholders to reallocate a portion of their account balances to more conservative investment options (which may have lower fees), which could negatively impact our future profitability or increase our benefit obligations particularly if they were to remain in such options during an equity market increase. Market volatility can negatively impact the value of equity securities we hold for investment which could in turn reduce the statutory capital of certain of our insurance subsidiaries. In addition, equity market volatility could reduce demand for variable products relative to fixed products, lead to changes in estimates underlying our calculations of DAC that, in turn, could accelerate our DAC amortization and reduce our current earnings and result in changes to the fair value of our GMIB reinsurance contracts and GMxB liabilities, which could increase the volatility of our earnings. Lastly, periods of high market volatility or adverse conditions could decrease the availability or increase the cost of derivatives.
Interest rate fluctuations or prolonged periods of low interest rates may materially and adversely impact our business, consolidated results of operations or financial condition.
We are affected by the monetary policies of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively, with the Federal Reserve Board, the “Federal Reserve”) and other major central banks, including the unwinding of quantitative easing programs, as such policies may adversely impact the level of interest rates and, as discussed below, the income we earn on our investments or the level of product sales.  Some of our retirement and protection products and certain of our investment products, and our investment returns, are sensitive to interest rate fluctuations, and changes in interest rates may adversely affect our investment returns and results of operations, including in the following respects:

•
changes in interest rates may reduce the spread on some of our products between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our General Account investments supporting the contracts. When interest rates decline, we have to reinvest the cash income from our investments in lower yielding instruments, potentially reducing net investment income. Since many of our policies and contracts have guaranteed minimum interest or crediting rates or limit the resetting of interest rates, the spreads could decrease and potentially become negative. When interest rates rise, we may not be able to quickly replace the assets in our General Account with higher yielding assets needed to fund the higher crediting rates necessary to keep these products and contracts competitive, which may result in higher lapse rates;

•
when interest rates rise rapidly, policy loans and surrenders and withdrawals of annuity contracts and life insurance policies may increase as policyholders seek to buy products with perceived higher returns, requiring us to sell investment assets potentially resulting in realized investment losses, or requiring us to accelerate the amortization of DAC, which could reduce our net income;

•
a decline in interest rates accompanied by unexpected prepayments of certain investments may result in reduced investment income and a decline in our profitability. An increase in interest rates accompanied by unexpected extensions of certain lower yielding investments may result in a decline in our profitability;

•	changes in the relationship between long-term and short-term interest rates may adversely affect the profitability of some of our products;

•
changes in interest rates could result in changes to the fair value of our GMIB reinsurance contracts asset, which could increase the volatility of our earnings. Higher interest rates reduce the value of the GMIB reinsurance contract asset which reduces our earnings, while lower interest rates increase the value of the GMIB reinsurance contract asset which increases our earnings;

•
changes in interest rates could result in changes to the fair value liability of our variable annuity GMxB business. Higher interest rates decrease the fair value liability of our GMxB variable annuity business, which increases our earnings; while lower interest rates increase the fair value liability of our GMxB variable annuity business, which decreases our earnings;

•	changes in interest rates may adversely impact our liquidity and increase our costs of financing and the cost of some of our hedges;

•
our mitigation efforts with respect to interest rate risk are primarily focused on maintaining an investment portfolio with diversified maturities that has a weighted average duration that is within an acceptable range of the duration of our estimated liability cash flow profile given our risk appetite. However, our estimate of the liability cash flow profile may turn out to be inaccurate. In addition, there are practical and capital market limitations on our ability to accomplish this objective. Due to these and other factors we may need to liquidate investments prior to maturity at a loss in order to satisfy liabilities or be forced to reinvest funds in a lower rate environment;

•
we may not be able to effectively mitigate, including through our hedging strategies, and we may sometimes choose based on economic considerations and other factors not to fully mitigate or to increase, the interest rate risk of our assets relative to our liabilities; and

•
for certain of our products, a delay between the time we make changes in interest rate and other assumptions used for product pricing and the time we are able to reflect these assumptions in products available for sale may negatively impact the long-term profitability of products sold during the intervening period.

Recent periods have been characterized by low interest rates relative to historical levels. A prolonged period during which interest rates remain low may result in greater costs associated with our variable annuity products with GMxB features; higher costs for some derivative instruments used to hedge certain of our product risks; or shortfalls in investment income on assets supporting policy obligations as our portfolio earnings decline over time, each of which may require us to record charges to increase reserves. In addition, an extended period of declining interest rates or a prolonged period of low interest rates may also cause us to change our long-term view of the interest rates that we can earn on our investments. Such a change in our view would cause us to change the long-term interest rate that we assume in our calculation of insurance assets and liabilities under U.S. GAAP. Any future revision would result in increased reserves, accelerated amortization of DAC and other unfavorable consequences. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates, and an extended period of low interest rates may increase the statutory capital we are required to hold and the amount of assets we must maintain to support statutory reserves. In addition to compressing spreads and reducing net investment income, such an environment may cause certain policies to remain in force for longer periods than we anticipated in our pricing, potentially resulting in greater claims costs than we expected and resulting in lower overall returns on business in force.
We manage interest rate risk as part of our asset and liability management strategies, which include (i) maintaining an investment portfolio with diversified maturities that has a weighted average duration that is within an acceptable range of the duration of our estimated liability cash flow profile given our risk appetite and (ii) our hedging programs. For certain of our liability portfolios, it is not possible to invest assets to the full liability duration, thereby creating some asset/liability mismatch. Where a liability cash flow may exceed the maturity of available assets, as is the case with certain retirement products, we may support such liabilities with equity investments, derivatives or interest rate mismatch strategies. We take measures to manage the economic risks of investing in a changing interest rate environment, but we may not be able to mitigate the interest rate risk of our fixed income investments relative to our interest sensitive liabilities. Widening credit spreads, if not offset by equal or greater declines in the risk-free interest rate, would also cause the total interest rate payable on newly issued securities to increase, and thus would have the same effect as an increase in underlying interest rates.
Market conditions and other factors could materially and adversely affect our goodwill, which in turn could materially and adversely affect our business, results of operations or financial condition.
Business and market conditions may impact the amount of goodwill we carry in our consolidated balance sheet related to the Investment Management and Research segment. To the extent that securities valuations are depressed for prolonged periods of time or market conditions deteriorate, or that AB experiences significant net redemptions, its AUM, revenues, profitability and unit price will be adversely affected. Although the price of an AB Holding Unit is just one factor in the calculation of fair value of AB Holding Units and AB Units, if AB Holding Unit price levels were to decline significantly, reaching the conclusion that fair value exceeds carrying value will, over time, become more difficult. In addition, control premiums, industry earnings multiples and discount rates are impacted by economic conditions. As a result, subsequent impairment tests may occur more frequently and be based on more negative assumptions and future cash flow projections and may result in an impairment of goodwill. An impairment may result in a material charge to our earnings, which would materially and adversely affect our business, results of operations or financial condition.
Because the value of certain of our businesses is significantly impacted by such factors as the state of the financial markets and ongoing operating performance, significant deterioration or prolonged weakness in the financial markets or economy generally, or our failure to meet financial and operating targets, could adversely impact goodwill impairment testing and also may require more frequent testing for impairment. Any impairment would reduce the recorded goodwill amount with a corresponding charge to earnings, which could be material.
Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, our access to capital and our cost of capital.
The capital and credit markets may experience, and have experienced, varying degrees of volatility and disruption. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. We need liquidity to pay our operating expenses (including potential hedging losses), interest expenses and any distributions on our capital stock and to capitalize our insurance subsidiaries. Without sufficient liquidity, we could be required to curtail our operations and our business would suffer. In addition, AXA does not guarantee the indebtedness we issue or borrow or provide intra-company financing, and we must rely on the capital markets and third-party lenders for our liquidity needs.
While we expect that our future liquidity needs will be satisfied primarily through cash generated by our operations, borrowings from third parties and dividends and distributions from our subsidiaries, it is possible that the level of cash and securities we maintain when combined with expected cash inflows from investments and operations will not be adequate to meet our anticipated short-term and long-term benefit and expense payment obligations. If current resources are insufficient to satisfy our needs, we may access financing sources such as bank debt or the capital markets. The availability of additional financing would depend on a variety of factors, such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, interest rates, credit spreads, our credit ratings and credit capacity, as well as the possibility that our stockholders, customers or lenders could develop a negative perception of our long- or short-term financial prospects if we incur large investment losses or if the level of our business activity decreases due to a market downturn. Similarly, our access to funds may be rendered more costly or impaired if rating agencies downgrade our ratings or if regulatory authorities take certain actions against us. If we are unable to access capital markets to issue new debt, refinance existing debt or sell additional shares as needed, or if we are unable to obtain such financing on acceptable terms, our business could be adversely impacted.
Volatility in the capital markets may also consume liquidity as we pay hedge losses and meet collateral requirements related to market movements. Our subsidiaries maintain hedging programs to reduce their net economic exposure under long-term liabilities to risks such as interest rates and equity market levels. We expect these hedging programs to incur losses in certain market scenarios, creating a need to pay cash settlements or post collateral to counterparties. Although our liabilities will also be reduced in these scenarios, this reduction is not immediate, and so in the short term, hedging losses will reduce available liquidity. Liquidity may also be consumed by increased required contributions to captive reinsurance trusts. For more details, see “—Risks Relating to Our Retirement and Protection Businesses—Risks Relating to Our Reinsurance and Hedging Programs—Our reinsurance arrangements with affiliated captives may be adversely impacted by changes to policyholder behavior assumptions under the reinsured contracts, the performance of their hedging program, their liquidity needs, their overall financial results and changes in regulatory requirements regarding the use of captives.”
Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital. Such market conditions may in the future limit our ability to raise additional capital to support business growth, or to counter-balance the consequences of losses or increased regulatory reserves and rating agency capital requirements. This could force us to (i) delay raising capital, (ii) miss payments on our debt or reduce or eliminate dividends paid on our capital stock, (iii) issue capital of different types or under different terms than we would otherwise or (iv) incur a higher cost of capital than would prevail in a more stable market environment. This would have the potential to decrease both our profitability and our financial flexibility. Our business, results of operations, financial condition, liquidity, statutory capital or rating agency capital position could be materially and adversely affected by disruptions in the financial markets.
Future changes in our credit ratings are possible, and any downgrade to our ratings is likely to increase our borrowing costs and limit our access to the capital markets and could be detrimental to our business relationships with distribution partners. If this occurs, we may be forced to incur unanticipated costs or revise our strategic plans, which could materially and adversely affect our business, results of operations or financial condition.

Risks Relating to Our Operations
As a holding company, Holdings depends on the ability of its subsidiaries to transfer funds to it to meet its obligations.
Holdings is the holding company for all of our operations and is a legal entity separate from its subsidiaries. Dividends and other distributions from Holdings’ subsidiaries are the principal sources of funds available to Holdings to pay principal and interest on its outstanding indebtedness, to pay corporate operating expenses, to pay any stockholder dividends, to repurchase stock and to meet its other obligations. The inability to receive dividends from our subsidiaries could have a material adverse effect on our business, results of operations or financial condition.
The subsidiaries of Holdings have no obligation to pay amounts due on the debt of Holdings or to make funds available to Holdings for such payments. For our insurance and other subsidiaries, the principal sources of liquidity are fee income, insurance premiums and investment income. The ability of our subsidiaries to pay dividends or other distributions to Holdings in the future will depend on their earnings, tax considerations, covenants contained in any financing or other agreements and applicable regulatory restrictions. In addition, such payments may be limited as a result of claims against our subsidiaries by their creditors, including suppliers, vendors, lessors and employees. The ability of our insurance subsidiaries to pay dividends and make other distributions to Holdings will further depend on their ability to meet applicable regulatory standards and receive regulatory approvals, as discussed below under “—Risks Relating to Our Retirement and Protection Businesses—Risks Relating to the Products We Offer, Our Structure and Product Distribution—The ability of our insurance subsidiaries to pay dividends and other distributions to Holdings is limited by state insurance laws, and our insurance subsidiaries may not generate sufficient statutory earnings or have sufficient statutory surplus to enable them to pay ordinary dividends.”
If the ability of our insurance or non-insurance subsidiaries to pay dividends or make other distributions or payments to Holdings is materially restricted by regulatory requirements, other cash needs, bankruptcy or insolvency, or our need to maintain the financial strength ratings of our insurance subsidiaries, or is limited due to operating results or other factors, we may be required to raise cash through the incurrence of debt, the issuance of equity or the sale of assets. However, there is no assurance that we would be able to raise sufficient cash by these means. This could materially and adversely affect our ability to pay our obligations.
Our historical consolidated financial data are not necessarily representative of the results we would have achieved as a stand-alone company and may not be a reliable indicator of our future results.
Our historical consolidated financial data included in this Annual Report on Form 10-K do not necessarily reflect the financial condition, results of operations or cash flows we would have achieved as a stand-alone company during the periods presented or those we will achieve in the future. For example, we recently adjusted our capital structure to more closely align with peer U.S. public companies. As a result, financial metrics that are influenced by our capital structure, such as interest expense, Non-GAAP Operating ROE and Non-GAAP Operating ROC by segment, are not necessarily indicative of the performance we may achieve as a stand-alone company. (Non-GAAP Operating ROE and Non-GAAP Operating ROC by segment are non-GAAP financial measures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Measures.”) In addition, significant increases in our cost structure have occurred as a result of the IPO including costs related to public company reporting, investor relations and compliance with the Sarbanes-Oxley Act of 2002. As a result of these matters, among others, it may be difficult for investors to compare our future results to historical results or to evaluate our relative performance or trends in our business.
During the course of preparing our U.S. GAAP financial statements for the IPO, our management identified two material weaknesses in our internal control over financial reporting. If our remediation of these material weaknesses is not effective, we may not be able to report our financial condition or results of operations accurately or on a timely basis, which could materially and adversely affect investor confidence in us and, as a result, the price of our common stock.
As a public company, we are required to maintain and assess internal control over financial reporting and disclosure controls and procedures and, after a transition period, publicly report on the effectiveness of our internal control over financial reporting in accordance with the rules of the SEC under the Exchange Act. Following a transition period, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting pursuant to SEC rules under the Exchange Act.
During the course of preparing our U.S. GAAP financial statements for the IPO and preparing for public company control requirements, our management identified two material weaknesses in the design and operation of our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Our management consequently concluded that we do not: (1) maintain effective controls to timely validate that actuarial models are properly configured to capture all relevant product features and to provide reasonable assurance that timely reviews of assumptions and data have occurred, and, as a result, errors were identified in future policyholders’ benefits and deferred policy acquisition costs balances; and (2) maintain sufficient experienced personnel to prepare Holdings’ consolidated financial statements and to verify that consolidating and adjusting journal entries were completely and accurately recorded to the appropriate accounts or segments and, as a result, errors were identified in the consolidated financial statements, including in the presentation and disclosure between sections of the statement of cash flows. These material weaknesses resulted in misstatements in our previously issued annual and interim financial statements and resulted in:

•
the restatement of the annual financial statements for the year ended December 31, 2016, the restatements of the interim financial statements for the nine months ended September 30, 2017 and for the six months ended June 30, 2017, the revision of the annual financial statements for the year ended December 31, 2015 and the revision of the interim financial statements for the nine months ended September 30, 2016 and for the six months ended June 30, 2016, in each case that were reported in the preliminary prospectus included in the first amendment of our Form S-1 registration statement filed on February 14, 2018; and

•
the restatement of the interim financial statements for the six months ended June 30, 2017 and the revision of the annual financial statements for the years ended December 31, 2016, 2015 and 2014 and the interim financial statements for the six months ended June 30, 2016, in each case that were reported in the preliminary prospectus included in our initial Form S-1 registration statement filed on November 13, 2017.

In addition, during the preparation of our quarterly report on Form 10-Q for the six months ended June 30, 2018, management identified a misclassification error between interest credited and net derivative gains/losses, which resulted in misstatements in the consolidated statements of income (loss) and statements of cash flows that were not considered material. Accordingly, we: (i) revised the annual financial statements for the year ended December 31, 2017; (ii) amended the restated annual financial statements for the year ended December 31, 2016; and (iii) amended the restated interim financial statements for the nine months ended September 30, 2017 and for the six months ended June 30, 2017, in each case that were reported in the IPO prospectus.
Further, in connection with preparing our quarterly report on Form 10-Q for the nine months ended September 30, 2018, management identified errors primarily related to the calculation of policyholders’ benefit reserves for our life and annuity products and the calculation of net derivative gains (losses) and DAC amortization for certain variable and interest sensitive life products. Accordingly, we: (i) amended the restated interim financial statements for the nine months ended September 30, 2017 and the six months ended June 30, 2017 from the previously reported interim financial statements; (ii) revised the interim financial statements for the six months ended June 30, 2018 and the three months ended March 31, 2018 and 2017 from the previously reported interim financial statements; (iii) revised the annual financial statements for the years ended December 31, 2017 from the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2018 and June 30, 2018; (iv) amended the restated annual financial statements for the year ended December 31, 2016 from the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2018 and June 30, 2018; and (v) revised the annual financial statements for the year ended December 31, 2015, 2014 and 2013 from the IPO prospectus.
Lastly, in connection with preparing our annual report on Form 10-K for the year ended December 31, 2018, management identified certain cash flows that were incorrectly classified in the Company’s historical consolidated statements of cash flows. The impact of these misclassifications was not considered material. Accordingly, the Company revised the interim financial statements for the three, six, and nine months ended March 31, June 30 and September 30, 2018 and 2017 and the annual financial statements for the year ended December 31, 2017.
The changes necessary to correct the identified misstatements in our previously reported historical results have been appropriately reflected in our consolidated annual financial statements included elsewhere in this Annual Report on Form 10-K. Until remedied, these material weaknesses could result in a misstatement of our consolidated financial statements or disclosures that would result in a material misstatement to our annual or interim financial statements that would not be prevented or detected.
Since identifying the two material weaknesses, we have been, and are currently in the process of, remediating each material weakness. Although we plan to complete the remediation process as quickly as possible for each material weakness, we cannot at this time estimate when the remediation will be completed. For additional information, see “Controls and Procedures—Remediation Status of Material Weaknesses.”

If we fail to remediate effectively these material weaknesses or if we identify additional material weaknesses in our internal control over financial reporting, we may be unable to report our financial condition or financial results accurately or to report them within the timeframes required by the SEC. If this were the case, we could become subject to sanctions or investigations by the SEC or other regulatory authorities. Furthermore, failure to report our insurance subsidiaries’ financial condition or financial results accurately or report them within the timeframes required by the SEC could cause our insurance subsidiaries to curtail or cease sales of certain variable insurance products. In addition, if we are unable to determine that our internal control over financial reporting or our disclosure controls and procedures are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face reduced ability to obtain financing and restricted access to the capital markets, we may be required to curtail or cease sales of our products, and the price of our common stock may be materially and adversely affected.
Fulfilling our obligations incident to being a public company, including with respect to the requirements of and related rules under the Sarbanes-Oxley Act of 2002, or the “Sarbanes-Oxley Act,” and the Dodd-Frank Act, is expensive and time-consuming, and any delays or difficulties in satisfying these obligations could have a material adverse effect on our future results of operations.
We are subject to the reporting, accounting and corporate governance requirements under the listing standards of the NYSE, the Sarbanes-Oxley Act, the Dodd-Frank Act and the Exchange Act that apply to issuers of listed equity, which imposes compliance requirements, costs and obligations upon us. The changes necessitated by publicly listing our equity require a significant commitment of additional resources and management oversight which has increased our operating costs. Further, to comply with the requirements of being a public company, we have undertaken and continue to undertake various actions, such as implementing new or enhanced internal controls and procedures and hiring additional accounting or internal audit staff.
The expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations’ expenses, increased directors’ fees, director and officer liability insurance costs, registrar and transfer agent fees, and listing fees, as well as other expenses. As a public company, we are required, among other things, to prepare and file periodic and current reports, and distribute other stockholder communications, in compliance with the federal securities laws and NYSE rules, define and expand the roles and the duties of our Board and its committees, and institute more comprehensive compliance and investor relations functions. Our ability to successfully implement our strategy and comply with the Exchange Act and the SEC’s rules thereunder requires us to be able to prepare timely and accurate financial statements. During the course of preparing our U.S. GAAP financial statements for the IPO and preparing for public company control requirements, our management identified two material weaknesses in the design and operation of our internal control over financial reporting.
We cannot assure you that we will not discover additional misstatements in our previously issued financial statements in the future. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, including any delay in the remediation of our existing material weaknesses, or if we are unable to comply with the demands that have been placed on us as a public company, including the requirements of the Exchange Act and the SEC’s rules thereunder, could cause our business, results of operations or financial condition to be materially and adversely impacted.
As a public company there is an increased burden on our accounting and internal audit staff because Holdings is an additional company subject to the reporting requirements of the U.S. federal securities laws in addition to our subsidiaries that were already subject to such requirements. These additional burdens increase the risk that we will not be able to timely file our or our subsidiaries periodic and other reports with the SEC. The failure to report our insurance subsidiaries’ financial condition or financial results accurately or report them within the timeframes required by the SEC could cause our insurance subsidiaries to halt sales of certain variable insurance products and delay or prevent us from launching new products or new product features. See “—Risks Relating to the Products We Offer, Our Structure and Product Distribution—Our retirement and protection products contain numerous features and are subject to extensive regulation and failure to administer or meet any of the complex product requirements may adversely impact our business, results of operations or financial condition.”
Our indebtedness and the degree to which we are leveraged could materially and adversely affect our business, results of operations or financial condition.
As of December 31, 2018, we had $5 billion of indebtedness (including $3.8 billion of indebtedness from the issuance in April 2018 of $800 million aggregate principal amount of 3.900% Senior Notes due 2023, $1.5 billion aggregate principal amount of 4.350% Senior Notes due 2028 and $1.5 billion aggregate principal amount of 5.000% Senior Notes due 2048 (together, the “Notes”) and $300 million of term loan borrowings). Prior to the IPO, we historically relied upon AXA for financing and for other financial support functions. We are not able to rely on AXA’s earnings, assets or cash flow, and we are responsible for servicing our own indebtedness. In addition, despite our indebtedness levels, we may be able to incur substantially more indebtedness under the terms of our debt agreements. We may also, from time to time, enter into additional bank or other financing arrangements, including public or private debt, structured facilities and contingent capital arrangements, under which we could incur substantial additional indebtedness. Any such incurrence of additional indebtedness may increase the risks created by our level of indebtedness.
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
Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future from operations, financing or asset sales. Our ability to generate cash to meet our debt obligations in the future is sensitive to capital market returns, primarily due to our variable annuity business.
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
A violation or breach of the representations, warranties or covenants contained in any of our Credit Facilities or letter of credit facilities, or in other indebtedness we may incur, could result in a default or event of default, which would require a waiver or amendment with the consent of our lenders. The failure to obtain any such waiver or amendment would have a material adverse effect on our business, results of operations or financial condition.
In April 2018, we entered into waiver letter agreements with the lenders under each of our Credit Facilities and the letter of credit facilities, pursuant to which the lenders waived certain defaults or events of default under such facilities resulting from the restatement of our annual financial statements for the year ended December 31, 2016, the restatement of our interim financial statements for the nine months ended September 30, 2017 and for the six months ended June 30, 2017, the failure to furnish audited financial statements for the year ended December 31, 2017 on a timely basis as required by such facilities and related matters. There can be no assurance that our lenders will provide such waivers in the future. For a discussion of the material weaknesses in our internal control over financial reporting, see “—During the course of preparing our U.S. GAAP financial statements for the IPO, our management identified two material weaknesses in our internal control over financial reporting. If our remediation of these material weaknesses is not effective, we may not be able to report our financial condition or results of operations accurately or on a timely basis, which could materially and adversely affect investor confidence in us and, as a result, the price of our common stock.”

Representations and warranties that prove to be incorrect when made or a breach of any of the covenants under any of the agreements under which AXA Equitable Life conducts its derivative transactions (its “Derivatives Agreements”) could result in an event of default under such agreements. Generally, if an event of default were to occur and be continuing under a Derivatives Agreements, the counterparty may designate an early termination date in respect of all outstanding transactions under the Derivatives Agreements. If an early termination date were designated by a substantial majority of AXA Equitable Life’s counterparties, AXA Equitable Life would have to implement changes to its hedging program. AXA Equitable Life restated its annual financial statements for the year ended December 31, 2016 and sought waiver letter agreements with the counterparties to its Derivatives Agreements to waive any events of default resulting from such restatement. AXA Equitable Life has obtained all such waivers.
Representations and warranties that prove to be incorrect when made or a breach of any of the covenants under any of our Credit Facilities or letter of credit facilities or any of our subsidiaries’ credit facilities or their Derivatives Agreements could result in a future default or event of default under such facilities. If a default or event of default were to occur and be continuing, we would not be permitted to borrow under our Credit Facilities or letter of credit facilities and our subsidiaries would not be permitted to borrow under their credit facilities or execute transactions under their Derivatives Agreements. In addition, until an event of default is cured or waived, the administrative agent under our Credit Facilities or our subsidiaries’ credit facilities, the lenders under the letter of credit facilities or the counterparties to the Derivatives Agreements would be entitled to take various actions, including the acceleration of amounts due under such agreements and the termination of commitments to extend credit. If our indebtedness were accelerated, we could not be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. A default or event of default under one of our Credit Facilities or letter of credit facilities or one of our subsidiaries’ credit facilities or Derivatives Agreements could also result in a cross-default under other material agreements. The inability to borrow under our Credit Facilities or letter of credit facilities, the inability of any of our subsidiaries to borrow under its credit facilities or execute derivatives transactions, the acceleration of indebtedness outstanding thereunder, or a cross-default could have a material adverse effect on our business, results of operations or financial condition.
Elements of our business strategy are new and may not be effective in accomplishing our objectives, and we may not be able to achieve our financial goals.
We intend to use our competitive strengths to grow our earnings base and actively manage our capital with the goal of generating attractive risk-adjusted returns for our stockholders. We will seek to achieve this growth by increasing sales through organic growth, by diversifying our product offerings and leveraging and expanding our distribution platform, executing on expense optimization initiatives, optimizing our General Account investment portfolio, actively managing risk to protect capital and returning capital to our stockholders. See “Business—Our Strategy.”
There can be no assurance that our strategy will be successful, as it may not adequately alleviate the risks relating to volatility of, and capital requirements with respect to, variable annuities and the risk of loss with respect to the use of derivatives in hedging transactions. We may not be able to reduce our operating expenses to the extent we expect or without impacting our ability to serve our clients and grow our businesses. In addition, we may not be successful in increasing the return on our General Account meaningfully or at all. Moreover, our ability to pay dividends or repurchase shares is subject to certain restrictions and limitations, including as a result of regulatory requirements, which may prevent us from returning the expected or any capital to our stockholders for the indefinite future. For these reasons, no assurances can be given that we will be able to execute our strategy or that our strategy will achieve our objectives, including our financial goals.
We have established certain financial goals that we believe measure the execution of our strategy, as set forth in “Business—Financial Goals.” These goals are based on a number of important assumptions, including, among other things, assumptions regarding interest rates and market performance. Actual results related to these goals may vary depending on various factors, including actual capital market outcomes, changes in actuarial models or emergence of actual experience, changes in regulation as well as other risks and factors discussed in “Business—Financial Goals.” There can be no assurance that we will achieve those financial goals.
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
We and certain of our vendors retain confidential information in our information systems and in cloud-based systems (including customer transactional data and personal information about our customers, the employees and customers of our customers, and our own employees). We rely on commercial technologies and third parties to maintain the security of those systems. Anyone who is able to circumvent our security measures and penetrate our information systems, or those of our vendors, or the cloud-based systems we use, could access, view, misappropriate, alter or delete any information in the systems, including personally identifiable customer information and proprietary business information. It is possible that an employee, contractor or representative could, intentionally or unintentionally, disclose or misappropriate personal information or other confidential information. Our employees, distribution partners and other vendors may use portable computers or mobile devices which may contain similar information to that in our information systems, and these devices have been and can be lost, stolen or damaged. In addition, an increasing number of states require that customers be notified if a security breach results in the inappropriate disclosure of personally identifiable customer information. Any compromise of the security of our information systems, or those of our vendors, or the cloud-based systems we use, through cyber-attacks or for any other reason that results in inappropriate disclosure of personally identifiable customer information could damage our reputation in the marketplace, deter people from purchasing our products, subject us to significant civil and criminal liability and require us to incur significant technical, legal and other expenses any of which could have a material adverse effect on our reputation, business, results of operations or financial condition.
For example, in November 2018, we were notified by one of our third-party vendors of an incident involving unauthorized access to confidential information of certain of our customers, as well as customer information of a number of other institutions. In accordance with applicable law and regulations, we have notified the appropriate regulators and our affected customers. We have also conducted a thorough investigation of this security breach and believe it has been resolved. However, we cannot provide assurances that all potential causes of the incident have been identified and remediated or that a similar incident will not occur again.
Our own operational failures or those of service providers on which we rely, including failures arising out of human error, could disrupt our business, damage our reputation and have a material adverse effect on our business, results of operations or financial condition.
Weaknesses or failures in our internal processes or systems could lead to disruption of our operations, liability to clients, exposure to disciplinary action or harm to our reputation. Our business is highly dependent on our ability to process, on a daily basis, large numbers of transactions, many of which are highly complex, across numerous and diverse markets. These transactions generally must comply with client investment guidelines, as well as stringent legal and regulatory standards.
Weaknesses or failures within a vendor’s internal processes or systems, or inadequate business continuity plans, can materially disrupt our business operations. In addition, vendors may lack the necessary infrastructure or resources to effectively safeguard our confidential data. If we are unable to effectively manage the risks associated with such third-party relationships, we may suffer fines, disciplinary action and reputational damage.
Our obligations to clients require us to exercise skill, care and prudence in performing our services. The large number of transactions we process makes it highly likely that errors will occasionally occur. If we make a mistake in performing our services that causes financial harm to a client, we have a duty to act promptly to put the client in the position the client would have been in had we not made the error. The occurrence of mistakes, particularly significant ones, can have a material adverse effect on our reputation, business, results of operations or financial condition.
Our information systems may fail or their security may be compromised, which could materially and adversely impact our business, results of operations or financial condition.
Our business is highly dependent upon the effective operation of our information systems. We also have arrangements in place with outside vendors and other service providers through which we share and receive information. We rely on these systems throughout our business for a variety of functions, including processing claims and applications, providing information to customers and third-party distribution firms, performing actuarial analyses and modeling, hedging, performing operational tasks (e.g., processing transactions and calculating net asset value) and maintaining financial records. Our information systems and those of our outside vendors and service providers may be vulnerable to physical or cyber-attacks, computer viruses or other computer related attacks, programming errors and similar disruptive problems. In some cases, such physical and electronic break-ins, cyber-attacks or other security breaches may not be immediately detected. In addition, we could experience a failure of one or these systems, our employees or agents could fail to monitor and implement enhancements or other modifications to a system in a timely and effective manner, or our employees or agents could fail to complete all necessary data reconciliation or other conversion controls when implementing a new software system or implementing modifications to an existing system. The failure of these systems for any reason could cause significant interruptions to our operations, which could result in a material adverse effect on our business, results of operations or financial condition. In addition, a failure of these systems could lead to the possibility of litigation or regulatory investigations or actions, including regulatory actions by state and federal governmental authorities. While we take preventative measures to avoid cyber-attacks and other security breaches, we cannot guarantee that such measures will successfully prevent an attack or breach.
Many of the software applications that we use in our business are licensed from, and supported, upgraded and maintained by, vendors. A suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruptions. Additionally, technology rapidly evolves and we cannot guarantee that our competitors may not implement more advanced technology platforms for their products and services, which may place us at a competitive disadvantage and materially and adversely affect our results of operations and business prospects.
Our service providers, including service providers to whom we outsource certain of our functions, are also subject to the risks outlined above, any one of which could result in our incurring substantial costs and other negative consequences, including a material adverse effect on our business, results of operations or financial condition.
On February 16, 2017, the NYDFS issued final Cybersecurity Requirements for Financial Services Companies that require banks, insurance companies and other financial services institutions regulated by the NYDFS, including us, to, among other things, establish and maintain a cybersecurity policy “designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry.” The regulation went into effect on March 1, 2017 and has transition periods ranging from 180 days to two years. We have a cybersecurity policy in place outlining our policies and procedures for the protection of our information systems and information stored on those systems that comports with the regulation. In accordance with the regulation, our Chief Information Security Officer reports to the Board. In addition to New York’s cybersecurity regulation, the NAIC adopted the Insurance Data Security Model Law in October 2017. Under the model law, companies that are compliant with the NYDFS cybersecurity regulation are deemed also to be in compliance with the model law. The purpose of the model law is to establish standards for data security and for the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. Certain states have adopted the model law, and we expect that additional states will begin adopting the model law, although it cannot be predicted whether or not, or in what form or when, they will do so. We are currently evaluating these regulations and their potential impact on our operations, and, with respect to the NYDFS regulations, have begun implementing compliance procedures for those portions of the regulation that are in effect. Depending on our assessment of these and other potential implementation requirements, we and other financial services companies may be required to incur significant expense in order to comply with these regulatory mandates.
Central banks in Europe and Japan have in recent years begun to pursue negative interest rate policies, and the Federal Open Market Committee has not ruled out the possibility that the Federal Reserve would adopt a negative interest rate policy for the United States, at some point in the future, if circumstances so warranted. Because negative interest rates are largely unprecedented, there is uncertainty as to whether the technology used by financial institutions, including us, could operate correctly in such a scenario. Should negative interest rates emerge, our hardware or software, or the hardware or software used by our contractual counterparties and financial services providers, may not function as expected or at all. In such a case, our business, results of operations or financial condition could be materially and adversely affected.
We face competition from other insurance companies, banks, asset managers and other financial institutions, which may adversely impact our market share and consolidated results of operations.
There is strong competition among insurers, banks, asset managers, brokerage firms and other financial institutions and financial services providers seeking clients for the types of products and services we provide. Competition is intense among a broad range of financial institutions and other financial service providers for retirement and other savings dollars. As a result, this competition makes it especially difficult to provide unique retirement and protection or asset management products because, once such products are made available to the public, they often are reproduced and offered by our competitors. As with any highly competitive market, competitive pricing structures are important. If competitors charge lower fees for similar products or strategies, we may decide to reduce the fees on our own products or strategies (either directly on a gross basis or on a net basis through fee waivers) in order to retain or attract customers. Such fee reductions, or other effects of competition, could have a material adverse effect on our business, results of operations or financial condition.
Competition may adversely impact our market share and profitability. Many of our competitors are large and well-established and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have greater financial resources, have higher claims-paying or credit ratings, have better brand recognition or have more established relationships with clients than we do. We may also face competition from new market entrants or non-traditional or online competitors, which may have a material adverse effect on our business.
Our ability to compete is dependent on numerous factors including, among others, the successful implementation of our strategy; our financial strength as evidenced, in part, by our financial and claims-paying ratings; new regulations or different interpretations of existing regulations; our access to diversified sources of distribution; our size and scale; our product quality, range, features/functionality and price; our ability to bring customized products to the market quickly; our technological capabilities; our ability to explain complicated products and features to our distribution channels and customers; crediting rates on our fixed products; the visibility, recognition and understanding of our brands in the marketplace; our reputation and quality of service; the tax-favored status certain of our products receive under current federal and state laws; and, with respect to variable annuity and insurance products, mutual funds and other investment products, investment options, flexibility and investment management performance.
Many of our competitors also have been able to increase their distribution systems through mergers, acquisitions, partnerships or other contractual arrangements. Furthermore, larger competitors may have lower operating costs and have an ability to absorb greater risk, while maintaining financial strength ratings, allowing them to price products more competitively. These competitive pressures could result in increased pressure on the pricing of certain of our products and services and could harm our ability to maintain or increase profitability. In addition, if our financial strength and credit ratings are lower than our competitors, we may experience increased surrenders or a significant decline in sales. The competitive landscape in which we operate may be further affected by government sponsored programs or regulatory changes in the United States and similar governmental actions outside of the United States. Competitors that receive governmental financing, guarantees or other assistance, or that are not subject to the same regulatory constraints, may have or obtain pricing or other competitive advantages. Due to the competitive nature of the financial services industry, there can be no assurance that we will continue to effectively compete within the industry or that competition will not materially and adversely impact our business, results of operations or financial condition.
We may also face competition from new entrants into our markets, many of whom are leveraging digital technology that may challenge the position of traditional financial service companies, including us, by providing new services or creating new distribution channels.
Our inability to recruit, motivate and retain key employees and experienced and productive financial professionals may have a material adverse effect on our business, results of operations or financial condition.
Our business depends on our ability to attract, motivate and retain highly skilled, and often highly specialized, technical, investment, managerial and executive personnel, and there is no assurance that we will be able to do so. Financial professionals associated with AXA Advisors, AXA Network and Bernstein financial advisors and our key employees are key factors driving our sales. AB’s professionals often maintain strong, personal relationships with investors in AB’s products and other members of the business community so their departure may cause AB to lose client accounts or result in fewer opportunities to win new business. Intense competition exists among insurers and other financial services companies for financial professionals and key employees. Companies compete for financial professionals principally with respect to compensation policies, products and sales support. Competition is particularly intense in the hiring and retention of experienced financial professionals. Our ability to incentivize our employees and financial professionals may be adversely affected by tax reform. We cannot provide assurances that we will be successful in our respective efforts to recruit, motivate and retain key employees and top financial professionals and the loss of such employees and professionals could have a material adverse effect on our business, results of operations or financial condition.
We also rely upon the knowledge and experience of employees involved in functions that require technical expertise in order to provide for sound operational controls for our overall enterprise, including the accurate and timely preparation of required regulatory filings and U.S. GAAP and statutory financial statements and operation of internal controls. A loss of such employees, including as a result of shifting our real estate footprint away from the New York metropolitan area, could adversely impact our ability to execute key operational functions and could adversely affect our operational controls, including internal control over financial reporting.
Misconduct by our employees or financial professionals could expose us to significant legal liability and reputational harm.
Past or future misconduct by our employees, financial professionals, agents, intermediaries, representatives of our broker-dealer subsidiaries or employees of our vendors could result in violations of law by us or our subsidiaries, regulatory sanctions or serious reputational or financial harm and the precautions we take to prevent and detect this activity may not be effective in all cases. We employ controls and procedures designed to monitor employees’ and financial professionals’ business decisions and to prevent us from taking excessive or inappropriate risks, including with respect to information security, but employees may take such risks regardless of such controls and procedures. Our compensation policies and practices are reviewed by us as part of our overall risk management program, but it is possible that such compensation policies and practices could inadvertently incentivize excessive or inappropriate risk taking. If our employees or financial professionals take excessive or inappropriate risks, those risks could harm our reputation, subject us to significant civil or criminal liability and require us to incur significant technical, legal and other expenses.
We may engage in strategic transactions that could pose risks and present financial, managerial and operational challenges.
We may, from time to time, consider potential strategic transactions, including acquisitions, dispositions, mergers, consolidations, joint ventures and similar transactions, some of which may be material. These transactions may not be effective and could result in decreased earnings and harm to our competitive position. In addition, these transactions, if undertaken, may involve a number of risks and present financial, managerial and operational challenges, including:

•	adverse effects on our earnings;

•	additional demand on our existing employees;

•	unanticipated difficulties integrating operating facilities technologies and new technologies;

•	higher than anticipated costs related to integration;

•	existence of unknown liabilities or contingencies that arise after closing; and

•	potential disputes with counterparties.
Acquisitions also pose the risk that any business we acquire may lose customers or employees or could underperform relative to expectations. Additionally, the loss of investment personnel poses the risk that we may lose the AUM we expected to manage, which could materially and adversely affect our business, results of operations or financial condition. Furthermore, strategic transactions may require us to increase our leverage or, if we issue shares to fund an acquisition, would dilute the holdings of the existing stockholders. Any of the above could cause us to fail to realize the benefits anticipated from any such transaction.
Our business could be materially and adversely affected by the occurrence of a catastrophe, including natural or man-made disasters.
Any catastrophic event, such as pandemic diseases, terrorist attacks, floods, severe storms or hurricanes or computer cyber-terrorism, could have a material and adverse effect on our business in several respects:

•
we could experience long-term interruptions in our service and the services provided by our significant vendors due to the effects of catastrophic events. Some of our operational systems are not fully redundant, and our disaster recovery and business continuity planning cannot account for all eventualities. Additionally, unanticipated problems with our disaster recovery systems could further impede our ability to conduct business, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data;

•
the occurrence of a pandemic disease could have a material adverse effect on our liquidity and the operating results of our insurance business due to increased mortality and, in certain cases, morbidity rates;

•
the occurrence of any pandemic disease, natural disaster, terrorist attack or any other catastrophic event that results in our workforce being unable to be physically located at one of our facilities could result in lengthy interruptions in our service;

•
a localized catastrophic event that affects the location of one or more of our corporate-owned or employer sponsored life insurance customers could cause a significant loss due to the corresponding mortality claims; and

•
a terrorist attack in the United States could have long-term economic impacts that may have severe negative effects on our investment portfolio, including loss of AUM and losses due to significant volatility, and disrupt our business operations. Any continuous and heightened threat of terrorist attacks could also result in increased costs of reinsurance.

In the event of a disaster, such as a natural catastrophe, epidemic, industrial accident, blackout, computer virus, terrorist attack, cyber-attack or war, unanticipated problems with our disaster recovery systems could have a material adverse impact on our ability to conduct business and on our results of operations and financial position, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. Our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our operations and the communities in which they are located. This may include a disruption involving electrical, communications, transportation or other services we may use or third parties with which we conduct business. If a disruption occurs in one location and our employees in that location are unable to occupy our offices or communicate with or travel to other locations, our ability to conduct business with and on behalf of our clients may suffer, and we may not be able to successfully implement contingency plans that depend on communication or travel. Furthermore, unauthorized access to our systems as a result of a security breach, the failure of our systems, or the loss of data could give rise to legal proceedings or regulatory penalties under laws protecting the privacy of personal information, disrupt operations and damage our reputation.
Our operations require experienced, professional staff. Loss of a substantial number of such persons or an inability to provide properly equipped places for them to work may, by disrupting our operations, adversely affect our business, results of operations or financial condition. In addition, our property and business interruption insurance may not be adequate to compensate us for all losses, failures or breaches that may occur.
We may not be able to protect our intellectual property and may be subject to infringement claims by a third party.
We rely on a combination of contractual rights, copyright, trademark and trade secret laws to establish and protect our intellectual property. Third parties may infringe or misappropriate our intellectual property. The loss of intellectual property protection or the inability to secure or enforce the protection of our intellectual property assets could have a material adverse effect on our business and our ability to compete. Third parties may have, or may eventually be issued, patents or other protections that could be infringed by our products, methods, processes or services or could limit our ability to offer certain product features. In recent years, there has been increasing intellectual property litigation in the financial services industry challenging, among other things, product designs and business processes. If we were found to have infringed or misappropriated a third-party patent or other intellectual property right, we could in some circumstances be enjoined from providing certain products or services to our customers or from using and benefiting from certain patents, copyrights, trademarks, trade secrets or licenses. Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement a costly alternative. Any of these scenarios could harm our reputation and have a material adverse effect on our business, results of operations or financial condition.
The insurance that we maintain may not fully cover all potential exposures.
We maintain property, business interruption, cyber, casualty and other types of insurance, but such insurance may not cover all risks associated with the operation of our business. Our coverage is subject to exclusions and limitations, including higher self-insured retentions or deductibles and maximum limits and liabilities covered. In addition, from time to time, various types of insurance may not be available on commercially acceptable terms or, in some cases, at all. We are potentially at additional risk if one or more of our insurance carriers fail. Additionally, severe disruptions in the domestic and global financial markets could adversely impact the ratings and survival of some insurers. Future downgrades in the ratings of enough insurers could adversely impact both the availability of appropriate insurance coverage and its cost. In the future, we may not be able to obtain coverage at current levels, if at all, and our premiums may increase significantly on coverage that we maintain. We can make no assurance that a claim or claims will be covered by our insurance policies or, if covered, will not exceed the limits of available insurance coverage, or that our insurers will remain solvent and meet their obligations.
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
FASB has issued several accounting standards updates which have resulted in significant changes in U.S. GAAP, including how we account for our financial instruments and how our financial statements are presented. The changes to U.S. GAAP could affect the way we account for and report significant areas of our business, could impose special demands on us in the areas of governance, employee training, internal controls and disclosure and will likely affect how we manage our business. In August 2018, the FASB issued ASU 2018-12, Financial Services—Insurance (Topic 944), which applies to all insurance entities that issue long-duration contracts and revises elements of the measurement models for traditional nonparticipating long-duration and limited payment insurance liabilities and recognition and amortization model for DAC for most long-duration contracts. The new accounting standard also requires product features that have other-than-nominal credit risk, or market risk benefits (“MRBs”), to be measured at fair value. ASU 2018-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements.
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
Certain of our administrative operations and offices are located internationally, subjecting us to various international risks and increased compliance and regulatory risks and costs.
We have various offices in other countries and certain of our administrative operations are located in India. In the future, we may seek to expand operations in India or other countries. As a result of these operations, we may be exposed to economic, operating, regulatory and political risks in those countries, such as foreign investment restrictions, substantial fluctuations in economic growth, high levels of inflation, volatile currency exchange rates and instability, including civil unrest, terrorist acts or acts of war, which could have an adverse effect on our business, financial condition or results of operations. The political or regulatory climate in the United States could also change such that it would no longer be lawful or practical for us to use international operations in the manner in which they are currently conducted. If we had to curtail or cease operations in India and transfer some or all of these operations to another geographic area, we would incur significant transition costs as well as higher future overhead costs that could adversely affect us.
In many foreign countries, particularly in those with developing economies, it may be common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”) and similar anti-bribery laws. Any violations of the FCPA or other anti-bribery laws by us, our employees, subsidiaries or local agents, could have a material adverse effect on our business and reputation and result in substantial financial penalties or other sanctions.
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
Generally, these investment management agreements, including AB’s agreements with AXA and its subsidiaries (AB’s largest client), are terminable without penalty at any time or upon relatively short notice by either party. For example, an investment management contract with an SEC-registered investment company (a “RIC”) may be terminated at any time, without payment of any penalty, by the RIC’s board of directors or by vote of a majority of the outstanding voting securities of the RIC on not more than 60 days’ notice. The investment management agreements pursuant to which AB and AXA Equitable FMG manage RICs must be renewed and approved by the RICs’ boards of directors (including a majority of the independent directors) annually. A significant majority of the directors are independent. Consequently, there can be no assurance that the board of directors of each RIC will approve the investment management agreement each year or will not condition its approval on revised terms that may be adverse to us.
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

The Investment Advisers Act may also require approval or consent of advisory contracts by clients in the event of an “assignment” of the contract (including a sale of a control block of the voting stock of the investment adviser or its parent company) or a change in control of the investment adviser. Were the sale of our common stock by AXA or another transaction to result in an assignment or change in control, the inability to obtain consent or approval from clients or stockholders of RICs or other clients could result in a material reduction in advisory fees.
AXA has announced its intention to sell all of its interest in the Company over time, subject to any lock-up periods and market conditions. Prior to when such sales trigger an assignment as described above, we need to seek requisite consents or approvals for such assignment. As of December 31, 2018, we had obtained shareholder approvals for the 1290 Funds, certain EQAT and AXA Premier VIP Trusts with a record date of June 30, 2018 and the vast majority of AB’s funds. We are in the process of obtaining shareholder approvals for seventeen EQAT funds that commenced operations in the fourth quarter of 2018 and nine AB funds.  We may not be successful in obtaining such consents or approvals which would result in terminations of the relevant contracts. Such terminations could have a material adverse effect on our business, results of operations or financial condition.
Similarly, we enter into selling and distribution agreements with securities firms, brokers, banks and other financial intermediaries that are terminable by either party upon notice (generally 60 days) and do not obligate the financial intermediary to sell any specific amount of our products. These intermediaries generally offer their clients investment products that compete with our products. In addition, certain institutional investors rely on consultants to advise them about choosing an investment adviser and some of AB’s services may not be considered among the best choices by these consultants. As a result, investment consultants may advise their clients to move their assets invested with AB to other investment advisers, which could result in significant net outflows.
Finally, AB’s Private Wealth Services relies on referrals from financial planners, registered investment advisers and other professionals. We cannot be certain that we will continue to have access to, or receive referrals from, these third parties.
Changes in the method for determining the London Inter-Bank Offered Rate (“LIBOR”) and the potential replacement of LIBOR may affect our cost of capital and net investment income.
As a result of concerns about the accuracy of the calculation of LIBOR, a number of British Bankers’ Association (“BBA”) member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR. As a consequence of such events, it is anticipated that LIBOR will be discontinued by the end of 2021 and an alternative rate will be used for derivatives contracts, debt investments, intercompany and third party loans and other types of commercial contracts. We anticipate a valuation risk around the potential discontinuation event. It is not possible to predict what rate or rates may become accepted alternatives to LIBOR or the effect of any such alternatives on the value of LIBOR-linked securities. Any changes to LIBOR or any alternative rate, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have an adverse effect on the value of investments in our investment portfolio, derivatives we use for hedging, or other indebtedness, securities or commercial contracts.
Risks Relating to Credit, Counterparties and Investments
Our counterparties’ requirements to pledge collateral or make payments related to declines in estimated fair value of derivative contracts exposes us to counterparty credit risk and may adversely affect our liquidity.
We use derivatives and other instruments to help us mitigate various business risks. Our transactions with financial and other institutions generally specify the circumstances under which the parties are required to pledge collateral related to any decline in the market value of the derivatives contracts. If our counterparties fail or refuse to honor their obligations under these contracts, we could face significant losses to the extent collateral agreements do not fully offset our exposures and our hedges of the related risk will be ineffective. Such failure could have a material adverse effect on our business, results of operations or financial condition. Additionally, the implementation of the Dodd-Frank Act and other regulations may increase the need for liquidity and for the amount of collateral assets in excess of current levels.
We may be materially and adversely affected by changes in the actual or perceived soundness or condition of other financial institutions and market participants.
A default by any financial institution or by a sovereign could lead to additional defaults by other market participants. The failure of any financial institution could disrupt securities markets or clearance and settlement systems and lead to a chain of defaults, because the commercial and financial soundness of many financial institutions may be closely related as a result of credit, trading, clearing or other relationships. Even the perceived lack of creditworthiness of a financial institution may lead to market-wide liquidity problems and losses or defaults by us or by other institutions. This risk is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges with which we interact on a daily basis. Systemic risk could have a material adverse effect on our ability to raise new funding and on our business, results of operations or financial condition. In addition, such a failure could impact future product sales as a potential result of reduced confidence in the financial services industry. Regulatory changes implemented to address systemic risk could also cause market participants to curtail their participation in certain market activities, which could decrease market liquidity and increase trading and other costs.
Losses due to defaults, errors or omissions by third parties and affiliates, including outsourcing relationships, could materially and adversely impact our business, results of operations or financial condition.
We depend on third parties and affiliates that owe us money, securities or other assets to pay or perform under their obligations. These parties include the issuers whose securities we hold in our investment portfolios, borrowers under the mortgage loans we make, customers, trading counterparties, counterparties under swap and other derivatives contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries. Defaults by one or more of these parties on their obligations to us due to bankruptcy, lack of liquidity, downturns in the economy or real estate values, operational failure or other factors, or even rumors about potential defaults by one or more of these parties, could have a material adverse effect on our business, results of operations or financial condition.
We also depend on third parties and affiliates in other contexts, including as distribution partners. For example, in establishing the amount of the liabilities and reserves associated with the risks assumed in connection with reinsurance pools and arrangements, we rely on the accuracy and timely delivery of data and other information from ceding companies. In addition, as investment manager and administrator of several mutual funds, we rely on various affiliated and unaffiliated sub-advisers to provide day-to-day portfolio management services for each investment portfolio.
We rely on various counterparties and other vendors to augment our existing investment, operational, financial and technological capabilities, but the use of a vendor does not diminish our responsibility to ensure that client and regulatory obligations are met. Default rates, credit downgrades and disputes with counterparties as to the valuation of collateral increase significantly in times of market stress. Disruptions in the financial markets and other economic challenges may cause our counterparties and other vendors to experience significant cash flow problems or even render them insolvent, which may expose us to significant costs and impair our ability to conduct business.
Losses associated with defaults or other failures by these third parties and outsourcing partners upon whom we rely could materially adversely impact our business, results of operations or financial condition.
We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. The deterioration or perceived deterioration in the credit quality of third parties whose securities or obligations we hold could result in losses or adversely affect our ability to use those securities or obligations for liquidity purposes. While in many cases we are permitted to require additional collateral from counterparties that experience financial difficulty, disputes may arise as to the amount of collateral we are entitled to receive and the value of pledged assets. Our credit risk may also be exacerbated when the collateral we hold cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivatives exposure that is due to us, which is most likely to occur during periods of illiquidity and depressed asset valuations, such as those experienced during the financial crisis. The termination of contracts and the foreclosure on collateral may subject us to claims for the improper exercise of rights under the contracts. Bankruptcies, downgrades and disputes with counterparties as to the valuation of collateral tend to increase in times of market stress and illiquidity.
Gross unrealized losses on fixed maturity and equity securities may be realized or result in future impairments, resulting in a reduction in our net earnings.
Fixed maturity securities classified as available-for-sale are reported at fair value. Unrealized gains or losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from net earnings. The accumulated change in estimated fair value of these available-for-sale securities is recognized in net earnings when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken. Realized losses or impairments may have a material adverse effect on our net earnings in a particular quarterly or annual period.
The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit risk spreads, or other events that adversely affect the issuers or guarantors of securities we own or the underlying collateral of structured securities we own could cause the estimated fair value of our fixed maturity securities portfolio and corresponding earnings to decline and cause the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities we hold, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Similarly, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our insurance companies’ RBC levels. Levels of write-downs or impairments are impacted by intent to sell, or our assessment of the likelihood that we will be required to sell, fixed maturity securities, as well as our intent and ability to hold equity securities which have declined in value until recovery. Realized losses or impairments on these securities may have a material adverse effect on our business, results of operations, liquidity or financial condition in, or at the end of, any quarterly or annual period.
Some of our investments are relatively illiquid and may be difficult to sell, or to sell in significant amounts at acceptable prices, to generate cash to meet our needs.
We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities, mortgage loans, commercial mortgage backed securities and alternative investments. In the past, even some of our very high quality investments experienced reduced liquidity during periods of market volatility or disruption. Although we seek to adjust our cash and short-term investment positions to minimize the likelihood that we would need to sell illiquid investments, if we were required to liquidate these investments on short notice or were required to post or return collateral, we may have difficulty doing so and be forced to sell them for less than we otherwise would have been able to realize.
The reported values of our relatively illiquid types of investments do not necessarily reflect the current market price for the asset. If we were forced to sell certain of our assets in the current market, there can be no assurance that we would be able to sell them for the prices at which we have recorded them and we might be forced to sell them at significantly lower prices, which could have a material adverse effect on our business, results of operations, liquidity or financial condition.
Defaults on our mortgage loans and volatility in performance may adversely affect our profitability.
A portion of our investment portfolio consists of mortgage loans on commercial and agricultural real estate. Our exposure to this risk stems from various factors, including the supply and demand of leasable commercial space, creditworthiness of tenants and partners, capital markets volatility, interest rate fluctuations, agricultural prices and farm incomes, which have recently been declining. Although we manage credit risk and market valuation risk for our commercial and agricultural real estate assets through geographic, property type and product type diversification and asset allocation, general economic conditions in the commercial and agricultural real estate sectors will continue to influence the performance of these investments. These factors, which are beyond our control, could have a material adverse effect on our business, results of operations, liquidity or financial condition.
Our mortgage loans face default risk and are principally collateralized by commercial and agricultural properties. We establish valuation allowances for estimated impairments, which are based on loan risk characteristics, historical default rates and loss severities, real estate market fundamentals, such as property prices and unemployment, and economic outlooks, as well as other relevant factors (for example, local economic conditions). In addition, substantially all of our commercial and agricultural mortgage loans held-for-investment have balloon payment maturities. An increase in the default rate of our mortgage loan investments or fluctuations in their performance could have a material adverse effect on our business, results of operations, liquidity or financial condition.
Further, any geographic or property type concentration of our mortgage loans may have adverse effects on our investment portfolio and consequently on our business, results of operations, liquidity or financial condition. While we seek to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on our investment portfolio to the extent that the portfolio is concentrated. Moreover, our ability to sell assets relating to a group of related assets may be limited if other market participants are seeking to sell at the same time.
Risks Relating to Our Retirement and Protection Businesses
Risks Relating to Our Reinsurance and Hedging Programs

Our reinsurance and hedging programs may be inadequate to protect us against the full extent of the exposure or losses we seek to mitigate.
Certain of our retirement and protection products contain GMxB features or minimum crediting rates. As of December 31, 2018, 75% of the variable annuity AV in our Individual Retirement segment was attributable to products that included GMxB features. Downturns in equity markets or reduced interest rates could result in an increase in the valuation of liabilities associated with such products, resulting in increases in reserves and reductions in net income. In the normal course of business, we seek to mitigate some of these risks to which our business is subject through our hedging and reinsurance programs. However, these programs cannot eliminate all of the risks, and no assurance can be given as to the extent to which such programs will be completely effective in reducing such risks. For example, in the event that reinsurers, derivatives or other counterparties or central clearinghouses do not pay balances due or do not post the required amount of collateral as required under our agreements, we still remain liable for the guaranteed benefits.
Reinsurance— We use reinsurance to mitigate a portion of the risks that we face, principally in certain of our in-force annuity and life insurance products with regard to mortality, and in certain of our annuity products with regard to a portion of the GMxB features. Under our reinsurance arrangements, other insurers assume a portion of the obligation to pay claims and related expenses to which we are subject. However, we remain liable as the direct insurer on all risks we reinsure and, therefore, are subject to the risk that our reinsurer is unable or unwilling to pay or reimburse claims at the time demand is made. The inability or unwillingness of a reinsurer to meet its obligations to us, or the inability to collect under our reinsurance treaties for any other reason, could have a material adverse impact on our business, results of operations or financial condition.
We are continuing to use reinsurance to mitigate a portion of our risk on certain new life insurance sales. Prolonged or severe adverse mortality or morbidity experience could result in increased reinsurance costs, and ultimately may reduce the availability of reinsurance for future life insurance sales. If, for new sales, we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient, we would either have to be willing to accept an increase in our net exposures, revise our pricing to reflect higher reinsurance premiums or limit the amount of new business written on any individual life. If this were to occur, we may be exposed to reduced profitability and cash flow strain or we may not be able to price new business at competitive rates.
The premium rates and other fees that we charge are based, in part, on the assumption that reinsurance will be available at a certain cost. Some of our reinsurance contracts contain provisions that limit the reinsurer’s ability to increase rates on in-force business; however, some do not. If a reinsurer raises the rates that it charges on a block of in-force business, in some instances, we will not be able to pass the increased costs onto our customers and our profitability will be negatively impacted. Additionally, such a rate increase could result in our recapturing of the business, which may result in a need to maintain additional reserves, reduce reinsurance receivables and expose us to greater risks. While in recent years, we have faced a number of rate increase actions on in-force business, to date they have not had a material effect on our business, results of operations or financial condition. However, there can be no assurance that the outcome of future rate increase actions would have no material effect. In addition, market conditions beyond our control determine the availability and cost of reinsurance for new business. If reinsurers raise the rates that they charge on new business, we may be forced to raise our premiums, which could have a negative impact on our competitive position.
Hedging Programs—We use a hedging program to mitigate a portion of the unreinsured risks we face in, among other areas, the GMxB features of our variable annuity products and minimum crediting rates on our variable annuity and life products from unfavorable changes in benefit exposures due to movements in the capital markets. In certain cases, however, we may not be able to apply these techniques to effectively hedge these risks because the derivatives markets in question may not be of sufficient size or liquidity or there could be an operational error in the application of our hedging strategy or for other reasons. The operation of our hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates and amounts of withdrawals, election rates, fund performance, equity market returns and volatility, interest rate levels and correlation among various market movements. There can be no assurance that ultimate actual experience will not differ materially from our assumptions, particularly, but not only, during periods of high market volatility, which could adversely impact our business, results of operations or financial condition. For example, in the past, due to, among other things, levels of volatility in the equity and interest rate markets above our assumptions as well as deviations between actual and assumed surrender and withdrawal rates, gains from our hedging programs did not fully offset the economic effect of the increase in the potential net benefits payable under the GMxB features offered in certain of our products. If these circumstances were to re-occur in the future or if, for other reasons, results from our hedging programs in the future do not correlate with the economic effect of changes in benefit exposures to customers, we could experience economic losses which could have a material adverse impact on our business, results of operations or financial condition. Additionally, our strategies may result in under or over-hedging our liability exposure, which could result in an increase in our hedging losses and greater volatility in our earnings and have a material adverse effect on our business, results of operations or financial condition.
For further discussion, see below “—Risks Relating to Estimates, Assumptions and Valuations—Our risk management policies and procedures may not be adequate to identify, monitor and manage risks, which may leave us exposed to unidentified or unanticipated risks, which could negatively affect our businesses, results of operations or financial condition.”
Our reinsurance arrangements with affiliated captives may be adversely impacted by changes to policyholder behavior assumptions under the reinsured contracts, the performance of their hedging program, their liquidity needs, their overall financial results and changes in regulatory requirements regarding the use of captives.
ACS Life reinsures to its wholly owned direct subsidiary CS Life RE a 100% quota share of all the GMxB riders historically assumed by ACS Life from various unaffiliated insurers and reinsurers.
The reinsurance arrangements with CS Life RE and EQ AZ Life Re Company (collectively, the “Affiliated Captives”) provide important capital management benefits to AXA Equitable Life, MLOA, USFL and ACS Life (collectively, the “Affiliated Cedants”). Under applicable statutory accounting rules, the Affiliated Cedants are currently, and will in the future be, entitled to a credit in their calculations of reserves for amounts reinsured to the Affiliated Captives, to the extent the Affiliated Captives hold assets in trust or provide letters of credit or other financing acceptable to the respective domestic regulators of the Affiliated Cedants. Under the reinsurance documentation, the Affiliated Captives are required to or will be permitted to transfer assets from the trusts under certain circumstances. The level of assets required to be maintained in the trust fluctuates based on market and interest rate movements, age of the policies, mortality experience and policyholder behavior (i.e., the exercise or non-exercise of rights by policyholders under the contracts including, but not limited to, lapses and surrenders, withdrawal rates and amounts and contributions). Increasing reserve requirements may necessitate that additional assets be placed in trust or securing additional letters of credit, which could impact the liquidity of the Affiliated Captives.
In addition, like AXA Equitable Life, CS Life RE employs a hedging strategy that uses derivatives contracts and fixed income investments that are collectively managed to help reduce the economic impact of unfavorable market-driven changes to reserves. The terms of these contracts require CS Life RE to post initial margin to a clearinghouse and cash settle hedges when there is a decline in the estimated fair value of specified instruments. This would occur, for example, as interest rates or equity markets rise. When this happens, the terms of the reinsurance agreement may not always allow CS Life RE to restore liquidity by withdrawing assets from the trust.
While management believes that CS Life RE has and will have adequate liquidity and credit facilities to deal with a range of market scenarios and increasing reserve requirements, larger market movements, including but not limited to a significant increase in interest rates, could require CS Life RE to post more collateral or cash settle more hedges than its own resources would permit. While management of CS Life RE intends to take all reasonable steps to maintain adequate sources of liquidity to meet its obligations, there can be no assurance that such sources will be available in all market scenarios. The potential inability of CS Life RE to post such collateral or cash settle such hedges could cause CS Life RE to reduce the size of its hedging programs, which could ultimately adversely impact CS Life RE’s ability to perform under the reinsurance arrangements and ACS Life’s ability to obtain full statutory reserve credit for the reinsurance arrangements.
In 2014, the NAIC considered a proposal to require states to apply NAIC accreditation standards, applicable to traditional insurers, to captive reinsurers. In 2015, the NAIC adopted such a proposal, in the form of a revised preamble to the NAIC accreditation standards (the “Standard”), with an effective date of January 1, 2016 for application of the Standard to captives that assume level premium term life insurance (“XXX”) business and universal life with secondary guarantees (“AXXX”) business. The Standard applies prospectively, so that XXX/AXXX captives will not be subject to the Standard if reinsured policies were issued prior to January 1, 2015 and ceded so that they were part of a reinsurance arrangement as of December 31, 2014, as is the case for the XXX business and AXXX business reinsured by our Affiliated Captives. The NAIC left for future action the application of the Standard to captives that assume variable annuity business. See “—Legal and Regulatory Risks—Our retirement and protection businesses are heavily regulated, and changes in regulation and in supervisory and enforcement policies may limit our growth and have a material adverse effect on our business, results of operations or financial condition.”
We cannot predict what revisions, if any, will be made to the Standard, if adopted for variable annuity captives, or how the Framework for Change (the “Framework for Change”) adopted by the NAIC with respect to reserve and capital requirements for variable annuity business will be implemented, after ongoing NAIC work to effectuate the Framework for Change and as states consider their adoption or undertake their implementation. It is also unclear whether the Standard or other proposals will be adopted by the NAIC or whether or how the NYDFS will implement the Framework for Change, or what additional actions and regulatory changes will result from the continued scrutiny and reform efforts by the NAIC and regulatory bodies with respect to captive reinsurance. Any regulatory action that limits our ability to achieve desired benefits from the use of, or materially increases our cost of using, captive reinsurance and applies retroactively, including, if the Standard is adopted as proposed, without grandfathering provisions for existing captive variable annuity reinsurance entities, could have a material adverse effect on our business, results of operations or financial condition.
In addition, a number of lawsuits have been filed against insurance companies, including AXA Equitable Life, over the use of captive reinsurers. The outcome of this litigation could have a material adverse effect on our business, results of operations or financial condition.
The inability to secure additional required capital or liquidity in the circumstances described above could have a material adverse effect on our business, results of operations or financial condition.
Risks Relating to the Products We Offer, Our Structure and Product Distribution
GMxB features within certain of our products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased counterparty risk.
Certain of the variable annuity products we offer and certain in-force variable annuity products we offered historically, and certain variable annuity risks we assumed historically through reinsurance, include GMxB features. As of December 31, 2018, 75% of the variable annuity AV in our Individual Retirement segment was attributable to products that included GMxB features. We also offer index-linked variable annuities with guarantees against a defined floor on losses. GMxB features are designed to offer protection to policyholders against changes in equity markets and interest rates. Any such periods of significant and sustained negative or low Separate Account returns, increased equity volatility or reduced interest rates will result in an increase in the valuation of our liabilities associated with those products. In addition, if the Separate Account assets consisting of fixed income securities, which support the guaranteed index-linked return feature, are insufficient to reflect a period of sustained growth in the equity-index on which the product is based, we may be required to support such Separate Accounts with assets from our General Account and increase our liabilities. An increase in these liabilities would result in a decrease in our net income and depending on the magnitude of any such increase, could materially and adversely affect our financial condition, including our capitalization, as well as the financial strength ratings which are necessary to support our product sales.
Additionally, we make assumptions regarding policyholder behavior at the time of pricing and in selecting and using the GMxB features inherent within our products (e.g., use of option to annuitize within a GMIB product). An increase in the valuation of the liability could result to the extent emerging and actual experience deviates from these policyholder option use assumptions. We review our actuarial assumptions at least annually, including those assumptions relating to policyholder behavior, and update assumptions when appropriate. If we update our assumptions based on our actuarial assumption review in future years, we could be required to increase the liabilities we record for future policy benefits and claims to a level that may materially and adversely affect our business, results of operations or financial condition which, in certain circumstances, could impair our solvency. In addition, we have in the past updated our assumptions on policyholder behavior, which has negatively impacted our net income, and there can be no assurance that similar updates will not be required in the future. For additional information on the impacts of our assumption updates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Factors Impacting Our Results”
In addition, capital markets hedging instruments may not effectively offset the costs of GMxB features or may otherwise be insufficient in relation to our obligations. Furthermore, we are subject to the risk that changes in policyholder behavior or mortality, combined with adverse market events, could produce economic losses not addressed by the risk management techniques employed. These factors, individually or collectively, may have a material adverse effect on our business, results of operations, including net income, capitalization, financial condition or liquidity including our ability to receive dividends from our insurance operating companies.
Our retirement and protection products contain numerous features and are subject to extensive regulation and failure to administer or meet any of the complex product requirements may adversely impact our business, results of operations or financial condition.
Our retirement and protection products are subject to a complex and extensive array of state and federal tax, securities, insurance and employee benefit plan laws and regulations, which are administered and enforced by a number of different governmental and self-regulatory authorities, including, among others, state insurance regulators, state securities administrators, state banking authorities, the SEC, FINRA, the DOL and the IRS.

For example, U.S. federal income tax law imposes requirements relating to annuity and insurance product design, administration and investments that are conditions for beneficial tax treatment of such products under the Code. Additionally, state and federal securities and insurance laws impose requirements relating to annuity and insurance product design, offering and distribution, and administration. Failure to administer product features in accordance with contract provisions or applicable law, or to meet any of these complex tax, securities or insurance requirements could subject us to administrative penalties imposed by a particular governmental or self-regulatory authority, unanticipated costs associated with remedying such failure or other claims, litigation, harm to our reputation or interruption of our operations. If this were to occur, it could adversely impact our business, results of operations or financial condition.
We and certain of our subsidiaries are required to file periodic and other reports within certain time periods imposed by U.S. federal securities laws, rules and regulations. Failure to file such reports within the designated time period, failure to accurately report our financial condition or results of operations, or restatements of historical financial statements could require our insurance subsidiaries, including AXA Equitable Life and MLOA, to curtail or cease sales of certain of our variable annuity products and other variable insurance products or delay the launch of new products or new features, which could cause a significant disruption in the business of our insurance subsidiaries. If our affiliated and third-party distribution platforms are required to curtail or cease sales of our products, we may lose shelf space for our products indefinitely, even once we are able to resume sales. For example, AXA Equitable Life failed to timely file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and required an extension of the due date under Rule 12b-25 for its Annual Report on Form 10-K for the year ended December 31, 2017. If AXA Equitable Life were to fail to file any future periodic or other report with the SEC on a timely basis, it would be required to cease sales of SEC-registered variable annuity products until such time that new registration statements could be filed with the SEC and declared effective. Any curtailment or cessation of sales of our variable insurance products could have a material adverse effect on our business, results of operations or financial condition.
Many of our products and services are complex and are frequently sold through intermediaries. In particular, our insurance business is reliant on intermediaries to describe and explain their products to potential customers. The intentional or unintentional misrepresentation of our products and services in advertising materials or other external communications, or inappropriate activities by our personnel or an intermediary, could adversely affect our reputation and business, as well as lead to potential regulatory actions or litigation.
The amount of statutory capital that we have and the amount of statutory capital we must hold to meet our statutory capital requirements and our financial strength and credit ratings can vary significantly from time to time.
Statutory accounting standards and capital and reserve requirements for our insurance subsidiaries are prescribed by the applicable state insurance regulators and the NAIC. State insurance regulators have established regulations that govern reserving requirements and provide minimum capitalization requirements based on RBC ratios for life insurance companies. This RBC formula establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefits.
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including but not limited to the amount of statutory income or losses we generate (which itself is sensitive to equity market and credit market conditions), changes in interest rates, changes to existing RBC formulas, changes in reserves, the amount of additional capital we must hold to support business growth, changes in equity market levels and the value and credit rating of certain fixed income and equity securities in our investment portfolio, including our investment in AB, which could in turn reduce the statutory capital of certain of our insurance subsidiaries. Additionally, state insurance regulators have significant leeway in how to interpret existing regulations, which could further impact the amount of statutory capital or reserves that we must maintain. AXA Equitable Life is primarily regulated by the NYDFS, which from time to time has taken more stringent positions than other state insurance regulators on matters affecting, among other things, statutory capital or reserves. In certain circumstances, particularly those involving significant market declines, the effect of these more stringent positions may be that our financial condition appears to be worse than competitors who are not subject to the same stringent standards, which could have a material adverse impact on our business, results of operations or financial condition. Moreover, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of capital our insurance subsidiaries must hold in order to maintain their current ratings. To the extent that our statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, our insurance subsidiaries’ financial strength and credit ratings might be downgraded by one or more rating agencies. There can be no assurance that any of our insurance subsidiaries will be able to maintain its current RBC ratio in the future or that its RBC ratio will not fall to a level that could have a material adverse effect on our business, results of operations or financial condition.

The failure of any of our insurance subsidiaries to meet its applicable RBC requirements or minimum capital and surplus requirements could subject it to further examination or corrective action imposed by insurance regulators, including limitations on its ability to write additional business, supervision by regulators, rehabilitation, or seizure or liquidation. Any corrective action imposed could have a material adverse effect on our business, results of operations or financial condition. A decline in RBC ratios, whether or not it results in a failure to meet applicable RBC requirements, may still limit the ability of an insurance subsidiary to make dividends or distributions to us, could result in a loss of customers or new business, and could be a factor in causing ratings agencies to downgrade the insurer’s financial strength ratings, each of which could have a material adverse effect on our business, results of operations or financial condition.
Changes in statutory reserve or other requirements or the impact of adverse market conditions could result in changes to our product offerings that could materially and adversely impact our business, results of operations or financial condition.
Changes in statutory reserve or other requirements, increased costs of hedging, other risk mitigation techniques and financing and other adverse market conditions could result in certain products becoming less profitable or unprofitable. These circumstances may cause us to modify or eliminate certain features of various products or cause the suspension or cessation of sales of certain products in the future. Any modifications to products that we may make could result in certain of our products being less attractive or competitive. This could adversely impact sales, which could negatively impact AXA Advisors’ ability to retain its sales personnel and our ability to maintain our distribution relationships. This, in turn, may materially and adversely impact our business, results of operations or financial condition.
A downgrade in our financial strength and claims-paying ratings could adversely affect our business, results of operations or financial condition.
Claims-paying and financial strength ratings are important factors in establishing the competitive position of insurance companies. They indicate the rating agencies’ opinions regarding an insurance company’s ability to meet policyholder obligations and are important to maintaining public confidence in our products and our competitive position. A downgrade of our ratings or those of AXA Equitable Life, MLOA or Holdings could adversely affect our business, results of operations or financial condition by, among other things, reducing new sales of our products, increasing surrenders and withdrawals from our existing contracts, possibly requiring us to reduce prices or take other actions for many of our products and services to remain competitive, or adversely affecting our ability to obtain reinsurance or obtain reasonable pricing on reinsurance. A downgrade in our ratings may also adversely affect our cost of raising capital or limit our access to sources of capital. Upon announcement of AXA’s plan to pursue the IPO, AXA Equitable Life’s and Holdings’ ratings were downgraded by AM Best, S&P and Moody’s. We may face additional downgrades as a result of future sales of our common stock by AXA.
As rating agencies continue to evaluate the financial services industry, it is possible that rating agencies will heighten the level of scrutiny that they apply to financial institutions, increase the frequency and scope of their credit reviews, request additional information from the companies that they rate and potentially adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels. It is possible that the outcome of any such review of us would have additional adverse ratings consequences, which could have a material adverse effect on our business, results of operations or financial condition. We may need to take actions in response to changing standards or capital requirements set by any of the rating agencies which could cause our business and operations to suffer. We cannot predict what additional actions rating agencies may take, or what actions we may take in response to the actions of rating agencies.
The ability of our insurance subsidiaries to pay dividends and other distributions to Holdings is limited by state insurance laws, and our insurance subsidiaries may not generate sufficient statutory earnings or have sufficient statutory surplus to enable them to pay ordinary dividends.
The payment of dividends and other distributions to Holdings by its insurance subsidiaries, including its captive reinsurers, is regulated by state insurance laws and regulations. These restrictions may limit or prevent our insurance subsidiaries from making dividend or other payments to Holdings and, as discussed above in “—Risks Relating to Our Consolidated Business—Risks Relating to Our Operations—As a holding company, Holdings depends on the ability of its subsidiaries to transfer funds to it to meet its obligations,” may limit or prevent Holdings from making payments to third parties, stockholder dividends and share repurchases.
The jurisdictions in which our insurance subsidiaries are domiciled impose certain restrictions on the ability to pay dividends to their respective parents. These restrictions are based, in part, on earned surplus and the prior year’s statutory income and policyholder surplus. In general, dividends may be paid only from earned surplus (typically defined as available or unassigned surplus, subject to possible adjustments) which is derived from realized net profits on the company’s business.

Dividends up to specified levels are generally considered ordinary and generally may be made without prior regulatory approval. Meanwhile, dividends paid from sources other than earned surplus or in larger amounts, often called “extraordinary dividends,” are generally subject to approval by the insurance commissioner of the relevant state of domicile.
Under New York insurance law applicable to AXA Equitable Life, a domestic stock life insurer may not, without prior approval of the NYDFS, pay a dividend to its stockholders exceeding an amount calculated under either the Earned Surplus Standard or the Alternative Standard. Dividends exceeding these prescribed limits require the insurer to file a notice of its intent to declare the dividends with the NYDFS and prior approval or non-disapproval from the NYDFS. Also, in 2016, the NYDFS issued a circular letter to its regulated insurance companies stating that ordinary dividends which exceed an insurer’s positive unassigned funds (as reported on the insurer’s most recent annual statement) may fail one of the qualitative tests imposed by the Earned Surplus Standard. Given the circular letter, it is possible that the NYDFS could limit the amount of ordinary dividends declared by AXA Equitable Life under the Earned Surplus Standard to the amount of AXA Equitable Life’s positive unassigned funds.
AXA Equitable Life paid a cash dividend of $1.1 billion in July 2018 to its direct parent which subsequently distributed such amount to Holdings. Also, in December 2018, AXA Equitable Life transferred its interests in ABLP, AB Holding and the General Partner to a newly formed subsidiary and distributed the shares of that subsidiary to its direct parent which subsequently distributed such shares to Holdings (the “AB Ownership Transfer”). In connection with the AB Ownership Transfer, AXA Equitable Life paid an extraordinary cash dividend of $572 million and issued a surplus note to Holdings in the same amount. AXA Equitable Life repaid the outstanding principal balance of the surplus note in March 2019.
Applying the formulas under the dividend standards above, AXA Equitable Life could pay ordinary dividends up to approximately $1.0 billion during 2019 or, if the amount under the Earned Surplus Standard was limited to the amount of AXA Equitable Life’s positive unassigned funds as reported on its 2019 annual statement, $2.1 billion. However, in connection with the AB Ownership Transfer, AXA Equitable Life agreed with the NYDFS that it would not seek a dividend of greater than $1.0 billion under the Earned Surplus Standard during 2019.
Under the insurance laws applicable to our life insurance subsidiaries domiciled in Arizona and Colorado, an extraordinary dividend or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding twelve months, exceeds the lesser of: (1) 10% of the insurer’s policyholder surplus as of the preceding December 31; or (2) the insurer’s net gain from operations for the twelve-month period ended the preceding December 31, in each case determined in accordance with statutory accounting principles. Under insurance laws applicable to our life insurance subsidiaries domiciled in Delaware and Ohio, an extraordinary dividend or distribution is defined as one that, together with other dividends and distributions made within the preceding twelve months, exceeds the greater of (1) and (2) above. As a result, under applicable domiciliary insurance regulations, certain of our life insurance subsidiaries must deduct any distributions or dividends paid in the preceding twelve months in calculating dividend capacity. In addition, although prior regulatory approval may not be required by law for the payment of dividends up to the limitations described above, in practice, the insurance subsidiaries would typically discuss any dividend payments with the applicable regulatory authority prior to payment.
From time to time, the NAIC and various state insurance regulators have considered, and may in the future consider, proposals to further limit dividend payments that an insurance company may make without regulatory approval. More stringent restrictions on dividend payments may be adopted from time to time by jurisdictions in which our insurance subsidiaries are domiciled, and such restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to Holdings by its insurance subsidiaries without prior approval by regulatory authorities. We may also choose to change the domicile of one or more of our insurance subsidiaries or captive insurance subsidiaries, in which case we would be subject to the restrictions imposed under the laws of that new domicile, which could be more restrictive than those to which we are currently subject. In addition, in the future, we may become subject to debt instruments or other agreements that limit the ability of our insurance subsidiaries to pay dividends or make other distributions. The ability of our insurance subsidiaries to pay dividends or make other distributions is also limited by our need to maintain the financial strength ratings assigned to such subsidiaries by the rating agencies. These ratings depend to a large extent on the capitalization levels of our insurance subsidiaries.
AXA Equitable Life had ordinary dividend capacity of $1.2 billion for 2018 and paid ordinary dividends to Holdings of $1.1 billion in 2018. Our insurance subsidiaries domiciled in Arizona, Colorado, Ohio and Delaware do not have capacity at this time to make ordinary dividend payments to Holdings without domiciliary regulatory approval, which can be granted or withheld in the discretion of the regulator.

If any of our insurance subsidiaries subject to the positive earned surplus requirement do not succeed in building up sufficient positive earned surplus to have ordinary dividend capacity in future years, such subsidiary would be unable to pay dividends or distributions to our holding company absent prior approval of its domiciliary insurance regulator, which can be granted or withheld in the discretion of the regulator. In addition, we may seek extraordinary dividends or distributions, but there can be no assurance that our insurance subsidiaries will receive approval for extraordinary distribution payments in the future.
The payment of dividends by our current and future captive reinsurance subsidiaries is regulated by their respective governing licensing orders, and in no event may the dividends decrease the capital of the captive below the minimum capital requirement applicable to it, and, after giving effect to the dividends, the assets of the captive paying the dividend must be sufficient to satisfy its domiciliary insurance regulator, the Arizona Department of Insurance, that it can meet its obligations.
The ability of financial professionals associated with us to sell our competitors’ products could result in reduced sales of our products and revenues.
Most of the financial professionals associated with AXA Advisors and AXA Network are permitted to sell products from competing unaffiliated insurance companies. If our competitors offer products that are more attractive than ours or pay higher commission rates to the sales representatives than we do, these representatives may concentrate their efforts in selling our competitor’s products instead of ours. To the extent the financial professionals sell our competitors’ products rather than our products, we may experience reduced sales and revenues.
A loss of, or significant change in, key product distribution relationships could materially and adversely affect sales.
We distribute certain products under agreements with third-party distributors and other members of the financial services industry that are not affiliated with us. We compete with other financial institutions to attract and retain commercial relationships in each of these channels, and our success in competing for sales through these distribution intermediaries depends upon factors such as the amount of sales commissions and fees we pay, the breadth of our product offerings, the strength of our brand, our perceived stability and financial strength ratings, and the marketing and services we provide to, and the strength of the relationships we maintain with, individual third-party distributors. An interruption or significant change in certain key relationships could materially and adversely affect our ability to market our products and could have a material adverse effect on our business, results of operation or financial condition. Distributors may elect to alter, reduce or terminate their distribution relationships with us, including for such reasons as changes in our distribution strategy, adverse developments in our business, adverse rating agency actions or concerns about market-related risks. Alternatively, we may terminate one or more distribution agreements due to, for example, a loss of confidence in, or a change in control of, one of the third-party distributors, which could reduce sales.
Furthermore, an interruption in certain key relationships could materially and adversely affect our ability to market our products and could have a material adverse effect on our business, results of operations or financial condition. The future sale of shares by AXA could prompt some third parties to re-price, modify or terminate their distribution or vendor relationships with us due to a perceived uncertainty related to such offering or our business. An interruption or significant change in certain key relationships could materially and adversely affect our ability to market our products and could have a material adverse effect on our business, results of operations or financial condition. Distributors may elect to suspend, alter, reduce or terminate their distribution relationships with us for various reasons, including uncertainty related to offerings of our common stock, changes in our distribution strategy, adverse developments in our business, adverse rating agency actions or concerns about market-related risks.
We are also at risk that key distribution partners may merge or change their business models in ways that affect how our products are sold, either in response to changing business priorities or as a result of shifts in regulatory supervision or potential changes in state and federal laws and regulations regarding standards of conduct applicable to third-party distributors when providing investment advice to retail and other customers.
Because our products are distributed through unaffiliated firms, we may not be able to monitor or control the manner of their distribution despite our training and compliance programs. If our products are distributed by such firms in an inappropriate manner, or to customers for whom they are unsuitable, we may suffer reputational and other harm to our business.

Consolidation of third-party distributors of retirement and protection products may adversely affect the insurance industry and the profitability of our business.
The insurance industry distributes many of its products through other financial institutions such as banks and broker-dealers. An increase in the consolidation activity of bank and other financial services companies may create firms with even stronger competitive positions, negatively impact the industry’s sales, increase competition for access to third-party distributors, result in greater distribution expenses and impair our ability to market retirement and protection products to our current customer base or expand our customer base. We may also face competition from new market entrants or non-traditional or online competitors, which may have a material adverse effect on our business. Consolidation of third-party distributors or other industry changes may also increase the likelihood that third-party distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us.
Risks Relating to Estimates, Assumptions and Valuations

Our risk management policies and procedures may not be adequate to identify, monitor and manage risks, which may leave us exposed to unidentified or unanticipated risks, which could negatively affect our businesses, results of operations or financial condition.
Our policies and procedures, including hedging programs, to identify, monitor and manage risks may not be adequate or fully effective. Many of our methods of managing risk and exposures are based upon our use of historical market behavior or statistics based on historical models. As a result, these methods will not predict future exposures, which could be significantly greater than the historical measures indicate, such as the risk of terrorism or pandemics causing a large number of deaths. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that is publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record and verify large numbers of transactions and events. These policies and procedures may not be fully effective.
We employ various strategies, including hedging and reinsurance, with the objective of mitigating risks inherent in our business and operations. These risks include current or future changes in the fair value of our assets and liabilities, current or future changes in cash flows, the effect of interest rates, equity markets and credit spread changes, the occurrence of credit defaults and changes in mortality and longevity. We seek to control these risks by, among other things, entering into reinsurance contracts and through our various hedging programs. Developing an effective strategy for dealing with these risks is complex, and no strategy can completely insulate us from such risks. Our hedging strategies also rely on assumptions and projections regarding our assets, liabilities, general market factors and the creditworthiness of our counterparties that may prove to be incorrect or prove to be inadequate. Accordingly, our hedging activities may not have the desired beneficial impact on our business, results of operations or financial condition. As U.S. GAAP accounting differs from the methods used to determine regulatory reserves and rating agency capital requirements, our hedging program tends to create earnings volatility in our U.S. GAAP financial statements. Further, the nature, timing, design or execution of our hedging transactions could actually increase our risks and losses. Our hedging strategies and the derivatives that we use, or may use in the future, may not adequately mitigate or offset the hedged risk and our hedging transactions may result in losses.
Our reserves could be inadequate due to differences between our actual experience and management’s estimates and assumptions.
We establish and carry reserves to pay future policyholder benefits and claims. Our reserve requirements for our direct and reinsurance assumed business are calculated based on a number of estimates and assumptions, including estimates and assumptions related to future mortality, morbidity, longevity, interest rates, future equity performance, reinvestment rates, persistency, claims experience and policyholder elections (i.e., the exercise or non-exercise of rights by policyholders under the contracts). Examples of policyholder elections include, but are not limited to, lapses and surrenders, withdrawals and amounts of withdrawals, and contributions and the allocation thereof. The assumptions and estimates used in connection with the reserve estimation process are inherently uncertain and involve the exercise of significant judgment. We review the appropriateness of reserves and the underlying assumptions and update assumptions during the third quarter of each year and, if necessary, update our assumptions as additional information becomes available. For example, in 2018 we updated certain assumptions, resulting in increases and decreases in the carrying values of these product liabilities and assets. The net impact of assumption changes in 2018 decreased Policy charges and fee income by $24 million, decreased Policyholders’ benefits by $673 million, increased Net derivative losses by $1,095 million, and decreased Amortization of DAC by $286 million. This resulted in a decrease in Income (loss) from operations before income taxes of $160 million and decreased Net income (loss) by approximately $131 million. We cannot, however, determine with precision the amounts that we will pay for, or the timing of payment of, actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level assumed prior to payment of benefits or claims. Our claim costs could increase significantly, and our reserves could be inadequate if actual results differ significantly from our estimates and assumptions. If so, we will be required to increase reserves or reduce DAC, which could materially and adversely impact our business, results of operations or financial condition.
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
Our profitability may decline if mortality, longevity or persistency or other experience differ significantly from our pricing expectations or reserve assumptions.
We set prices for many of our retirement and protection products based upon expected claims and payment patterns, using assumptions for mortality rates of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality, longevity and morbidity could emerge gradually over time due to changes in the natural environment, the health habits of the insured population, technologies and treatments for disease or disability, the economic environment or other factors. The long-term profitability of our retirement and protection products depends upon how our actual mortality rates, and to a lesser extent actual morbidity rates, compare to our pricing assumptions. In addition, prolonged or severe adverse mortality or morbidity experience could result in increased reinsurance costs, and ultimately, reinsurers might not offer coverage at all. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient, we would have to accept an increase in our net risk exposures, revise our pricing to reflect higher reinsurance premiums, or otherwise modify our product offering.
Pricing of our retirement and protection products is also based in part upon expected persistency of these products, which is the probability that a policy or contract will remain in force from one period to the next. Persistency within our variable annuity products may be significantly and adversely impacted by the value of GMxB features contained in many of our variable annuity products being higher than current AV in light of poor equity market performance or extended periods of low interest rates as well as other factors. Results may also vary based on differences between actual and expected premium deposits and withdrawals for these products. Persistency within our life insurance products may be significantly impacted by, among other things, conditions in the capital markets, the changing needs of our policyholders, the manner in which a product is marketed or illustrated and competition, including the availability of new products and policyholder perception of us, which may be negatively impacted by adverse publicity.
Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. For example, if policyholder elections differ from the assumptions we use in our pricing, our profitability may decline. Actual persistency that is lower than our persistency assumptions could have an adverse effect on profitability, especially in the early years of a policy, primarily because we would be required to accelerate the amortization of expenses we defer in connection with the acquisition of the policy. Actual persistency that is higher than our persistency assumptions could have an adverse effect on profitability in the later years of a block of business because the anticipated claims experience is higher in these later years. If actual persistency is significantly different from that assumed in our current reserving assumptions, our reserves for future policy benefits may prove to be inadequate. Although some of our variable annuity and life insurance products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability. Many of our variable annuity and life insurance products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract. Even if we are permitted under the contract to increase premiums or adjust other charges and credits, we may not be able to do so due to litigation, point of sale disclosures, regulatory reputation and market risk or due to actions by our competitors. In addition, the development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, and to a lesser extent third-party investor strategies in the variable annuity market, could adversely affect the profitability of existing business and our pricing assumptions for new business.
We may be required to accelerate the amortization of DAC, which could adversely affect our business, results of operations or financial condition.
DAC represents policy acquisition costs that have been capitalized. Capitalized costs associated with DAC are amortized in proportion to actual and estimated gross profits, gross premiums or gross revenues depending on the type of contract. On an ongoing basis, we test the DAC recorded on our balance sheets to determine if the amount is recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC. The projection of estimated gross profits, gross premiums or gross revenues requires the use of certain assumptions, principally related to Separate Account fund returns in excess of amounts credited to policyholders, policyholder behavior such as surrender, lapse and annuitization rates, interest margin, expense margin, mortality, future impairments and hedging costs. Estimating future gross profits, gross premiums or gross revenues is a complex process requiring considerable judgment and the forecasting of events well into the future. If these assumptions prove to be inaccurate, if an estimation technique used to estimate future gross profits, gross premiums or gross revenues is changed, or if significant or sustained equity market declines occur or persist, we could be required to accelerate the amortization of DAC, which would result in a charge to earnings. Such adjustments could have a material adverse effect on our business, results of operations or financial condition.
We use financial models that rely on a number of estimates, assumptions and projections that are inherently uncertain and which may contain errors.
We use models in our hedging programs and many other aspects of our operations, including but not limited to, product development and pricing, capital management, the estimation of actuarial reserves, the amortization of DAC, the fair value of the GMIB reinsurance contracts and the valuation of certain other assets and liabilities. These models rely on estimates, assumptions and projections that are inherently uncertain and involve the exercise of significant judgment. Due to the complexity of such models, it is possible that errors in the models could exist and our controls could fail to detect such errors. Failure to detect such errors could materially and adversely impact our business, results of operations or financial condition.
The determination of the amount of allowances and impairments taken on our investments is subjective and could materially impact our business, results of operations or financial condition.
The determination of the amount of allowances and impairments vary by investment type and is based upon our evaluation and assessment of known and inherent risks associated with the respective asset class. Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as such evaluations are revised. There can be no assurance that management’s judgments, as reflected in our financial statements, will ultimately prove to be an accurate estimate of the actual and eventual diminution in realized value. Historical trends may not be indicative of future impairments or allowances. Furthermore, additional impairments may need to be taken or allowances provided for in the future that could have a material adverse effect on our business, results of operations or financial condition.
We define fair value generally as the price that would be received to sell an asset or paid to transfer a liability. When available, the estimated fair value of securities is based on quoted prices in active markets that are readily and regularly obtainable; these generally are the most liquid holdings and their valuation does not involve management judgment. When quoted prices in active markets are not available, we estimate fair value based on market standard valuation methodologies, including discounted cash flow methodologies, matrix pricing, or other similar techniques. For securities with reasonable price transparency, the significant inputs to these valuation methodologies either are observable in the market or can be derived principally from or corroborated by observable market data. When the volume or level of activity results in little or no price transparency, significant inputs no longer can be supported by reference to market observable data but instead must be based on management’s estimation and judgment. Valuations may result in estimated fair values which vary significantly from the amount at which the investments may ultimately be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our financial statements and the period-to-period changes in estimated fair value could vary significantly. Decreases in the estimated fair value of securities we hold may have a material adverse effect on our business, results of operations or financial condition.
Risks Relating to Our Investment Management and Research Business
AB’s revenues and results of operations depend on the market value and composition of AB’s AUM, which can fluctuate significantly based on various factors, including many factors outside of its control.
We derive most of our revenues related to AB’s business from investment advisory and services fees, which typically are calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of the account and the total amount of assets AB manages for a particular client. The value and composition of AB’s AUM can be adversely affected by several factors, including:

•
Market Factors. Global equity markets were quite strong throughout 2018 before finishing the year dramatically lower. Markets sold off in the fourth quarter due to investor concerns over rising U.S. interest rates, a slowdown in European business confidence, weaker Chinese growth and rising geopolitical uncertainty, including Brexit implementation and ongoing trade tensions between the U.S. and China. Global fixed income markets were mixed for the year, with higher returns for less-risky government bonds and negative credit market returns. In the U.S., while tax cuts enacted at the end of 2017 helped spur growth and corporate earnings in 2018, the benefit is unlikely to continue in 2019, and investors are focused on the length of the economic cycle. The U.S. Federal Reserve announced its fourth interest rate increase in December, as expected, but revised its guidance on the number of rate increases in 2019 from three to two. Oil prices fell sharply in the fourth quarter which, when combined with higher U.S. interest rates and slowing growth, could impact the economies of some emerging markets. In Europe, the Central Bank ended its quantitative easing program in December despite the slowdown in growth, and ongoing uncertainty around Brexit negotiations weighed on business and consumer confidence in the U.K. In China, monetary policy is easing in response to slowing growth and U.S. trade tariff headwinds. These factors, and the market volatility they cause, may adversely affect AB’s AUM and revenues.

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

A decrease in the value of AB’s AUM, a decrease in the amount of AUM AB manages, an adverse mix shift in its AUM or a reduction in the level of fees AB charges would adversely affect AB’s investment advisory fees and revenues. A reduction in revenues, without a commensurate reduction in expenses, adversely affects AB’s and our business, results of operations or financial condition.
The industry-wide shift from actively-managed investment services to passive services has adversely affected AB’s investment advisory and services fees, revenues and results of operations, and this trend may continue.
AB’s competitive environment has become increasingly difficult over the past decade, as active managers, which invest based on individual security selection, have, on average, consistently underperformed passive services, which invest based on market indices. While the weak and volatile market environment in 2018 provided ample opportunities for stock selection, it was another challenging year for active equity fund managers. Only 42% of active managers beat their benchmarks for the full year, with varied results among growth, value and core managers. Despite the more volatile markets, demand for passive strategies persisted, albeit at a slower pace, and active managers struggled to attract net new assets. In the U.S., total industry-wide active mutual fund inflows of $67 billion in 2017 reversed to net outflows of $302 billion in 2018. Active equity U.S. mutual fund outflows of $259 billion in 2018 increased by 33% year-over-year as the pace of outflows accelerated in the fourth quarter, particularly in December. Further, after $221 billion of active fixed income U.S. mutual fund inflows in 2017, flows slowed dramatically in 2018 to $13 billion. Meanwhile, total industry-wide passive mutual fund inflows of $451 billion were down 35% from last year’s record $692 billion. The most recent data available for U.S. institutions (through September 30, 2018) is more negative. Total industry active equity and fixed income net outflows for the year-to-date through September 30, 2018 were $254 billion, triple the total for 2017. In this environment, organic growth through positive net inflows is difficult to achieve for active managers, such as AB, and requires taking market share from other active managers.
The significant shift from active services to passive services adversely affects Bernstein Research Services revenues as well. Global market volumes have declined in recent years, and we expect this to continue, fueled by the steady rise in active equity outflows and passive equity inflows. As a result, portfolio turnover has decreased, and investors hold fewer shares that are actively traded by managers.
We and AXA and its affiliates provide a significant amount of AB’s AUM and fund a significant portion of AB’s seed investments, and, if we or they choose to terminate their investment advisory agreements or withdraw capital support, it could have a material adverse effect on AB’s business, results of operations or financial condition.
We and other AXA affiliates, collectively, are AB’s largest clients. We represented 24% of AB’s total AUM as of December 31, 2018 and 5% of AB’s net revenues for the year ended December 31, 2018. AXA and its affiliates other than us represented 6% of AB’s total AUM as of December 31, 2018 and 2% of AB’s net revenues for the year ended December 31, 2018. AB’s investment management agreements with us and AXA and its affiliates are terminable at any time or on short notice by either party, and neither we nor AXA and its affiliates are under any obligation to maintain any level of AUM with AB. If we or AXA and its affiliates were to terminate their investment management agreements with AB, it could have a material adverse effect on AB’s business, results of operations or financial condition.
Further, while we cannot at this time predict the eventual impact, if any, on AB of any offering of our common stock, it could include a reduction in the support AXA has provided to AB in the past with respect to AB’s investment management business, resulting in a decrease to AB’s revenues and ability to initiate new investment services. Also, AB relies on AXA, including its subsidiary AXA Business Services, for a number of significant services and benefits from its affiliation with AXA in certain common vendor relationships. These arrangements may change with possible negative financial implications for AB.
The process of relocating AB’s headquarters may not be executed as envisioned.
On May 2, 2018, AB announced that it will establish its corporate headquarters in and relocate approximately 1,050 jobs located in the New York metropolitan area to Nashville, TN. Although the eventual impact on AB from this process is not yet known, the uncertainty created by these circumstances could have a significant adverse effect on AB’s ability to motivate and retain current employees. Further significant managerial and operational challenges could arise, such as ineffective transfer of institutional knowledge from current employees to newly-hired employees, if AB experiences significantly greater attrition among current employees than the firm anticipates in connection with the relocation and/or if the firm encounters more difficulty than expected in hiring qualified employees to help staff its Nashville headquarters.
Additionally, AB’s estimates for both the transition costs and the corresponding expense savings relating to its headquarters relocation are based on our current assumptions of employee relocation costs, severance and overlapping compensation and occupancy costs. If these assumptions turn out to be inaccurate, our business, results of operations or financial condition could be adversely affected.
AB’s reputation could suffer if it is unable to deliver consistent, competitive investment performance.
AB’s business is based on the trust and confidence of its clients. Poor investment performance on an absolute basis or as compared to third-party benchmarks or competitor products could lead to a decrease in sales and stimulate higher redemptions, thereby lowering the amount of AUM and reducing the investment advisory fees AB earns. The effects of poor performance on AB could be magnified where assets or customers are concentrated in certain strategies, products, asset classes or sectors. Damage to AB’s reputation, resulting from poor or inconsistent investment performance, among other factors, can reduce substantially AB’s AUM and impair its ability to maintain or grow its business.
Performance-based fee arrangements with AB’s clients cause greater fluctuations in its, and in turn our, net revenues.
AB sometimes charges its clients performance-based fees, whereby it charges a base advisory fee and is eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account under-performs relative to its performance target (whether in absolute terms or relative to a specified benchmark), it must gain back such under-performance before AB can collect future performance-based fees. Therefore, if AB fails to achieve the performance target for a particular period, AB will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, AB’s ability to earn future performance-based fees will be impaired.
If the percentage of AB’s AUM subject to performance-based fees grows, seasonality and volatility of revenue and earnings are likely to become more significant. AB’s performance-based fees in 2018, 2017 and 2016 were $118 million, $95 million and $33 million, respectively.

AB’s seed capital investments are subject to market risk. While AB enters into various futures, forwards, swap and option contracts to economically hedge many of these investments, AB also may be exposed to market risk and credit-related losses in the event of non-performance by counterparties to these derivative instruments.
AB has a seed investment program for the purpose of building track records and assisting with the marketing initiatives pertaining to its new products. These seed capital investments are subject to market risk. AB’s risk management team oversees a seed hedging program that attempts to minimize this risk, subject to practical and cost considerations. Also, not all seed investments are deemed appropriate to hedge, and in those cases AB, is exposed to market risk. In addition, AB may be subject to basis risk in that it cannot always hedge with precision its market exposure and, as a result, AB may be subject to relative spreads between market sectors. As a result, volatility in the capital markets may cause significant changes in its period-to-period financial and operating results.
AB uses various derivative instruments, including futures, forwards, swap and option contracts, in conjunction with its seed hedging program. While in most cases broad market risks are hedged, AB’s hedges are imperfect, and some market risk remains. In addition, AB’s use of derivatives results in counterparty risk (i.e., the risk of exposure to credit-related losses in the event of non-performance by counterparties to these derivative instruments), regulatory risk (e.g., short selling restrictions) and cash/synthetic basis risk (i.e., the risk that the underlying positions do not move identically to the related derivative instruments).
The revenues generated by Bernstein Research Services may be adversely affected by circumstances beyond our control, including declines in brokerage transaction rates, declines in global market volumes, failure to settle our trades by significant counterparties and the effects of MiFID II (as defined below).
Electronic, or “low-touch,” trading represents a significant percentage of buy-side trading activity and typically produces transaction fees that are significantly lower than traditional full service fee rates. As a result, blended pricing throughout our industry is lower now than it was historically, and price declines may continue. In addition, fee rates we charge and charged by other brokers for brokerage services have historically experienced price pressure, and we expect these trends to continue. Also, while increases in transaction volume and market share often can offset decreases in rates, this may not continue.
In addition, the failure or inability of any of AB’s broker-dealer’s significant counterparties to perform could expose AB to substantial expenditures and adversely affect its revenues. For example, Sanford C. Bernstein & Co., LLC (“SCB LLC”), as a member of clearing and settlement organizations, would be required to settle open trades of any non-performing counterparty. This exposes AB to the mark-to-market adjustment on the trades between trade date and settlement date, which could be significant, especially during periods of severe market volatility. Lastly, AB’s ability to access liquidity in such situations may be limited by what its funding relationships are able to offer us at such times.
The second installment of the Markets in Financial Instruments Directive II (“MiFID II”), which became effective on January 3, 2018, makes significant modifications to the manner in which European broker-dealers can be compensated for research. The ultimate impact of MiFID II on payments for research globally is not yet certain.
AB may not accurately value the securities it holds on behalf of its clients or its company investments.
In accordance with applicable regulatory requirements, contractual obligations or client direction, AB employs procedures for the pricing and valuation of securities and other positions held in client accounts or for company investments. AB has established a valuation committee, composed of senior officers and employees, which oversees pricing controls and valuation processes. If market quotations for a security are not readily available, the valuation committee determines a fair value for the security.
Extraordinary volatility in financial markets, significant liquidity constraints or our failure to adequately consider one or more factors when determining the fair value of a security based on information with limited market observability could result in AB failing to properly value securities AB holds for its clients or investments accounted for on its balance sheet. Improper valuation likely would result in its basing fee calculations on inaccurate AUM figures, its striking incorrect net asset values for company-sponsored mutual funds or hedge funds or, in the case of company investments, its inaccurately calculating and reporting AB’s business, financial condition and operating results. Although the overall percentage of AB’s AUM that it fair values based on information with limited market observability is not significant, inaccurate fair value determinations can harm AB’s clients, create regulatory issues and damage its reputation.

AB may not have sufficient information to confirm or review the accuracy of valuations provided to it by underlying external managers for the funds in which certain of its alternative investment products invest.
Certain of AB’s alternative investment services invest in funds managed by external managers (“External Managers”) rather than investing directly in securities and other instruments. As a result, AB’s ability will be limited with regard to (i) monitoring such investments, (ii) regularly obtaining complete, accurate and current information with respect to such investments and (iii) exercising control over such investments. Accordingly, AB may not have sufficient information to confirm or review the accuracy of valuations provided to it by External Managers. In addition, AB will be required to rely on External Managers’ compliance with any applicable investment guidelines and restrictions. Any failure of an External Manager to operate within such guidelines or to provide accurate information with respect to the investment could subject AB’s alternative investment products to losses and cause damage to its reputation.
The quantitative models AB uses in certain of its investment services may contain errors, resulting in imprecise risk assessments and unintended output.
AB uses quantitative models in a variety of its investment services, generally in combination with fundamental research. These models are developed by senior quantitative professionals and typically are implemented by IT professionals. AB’s model risk oversight committee oversees the model governance framework and associated model review activities, which are then executed by AB’s model risk team. However, due to the complexity and large data dependency of such models, it is possible that errors in the models could exist and AB’s controls could fail to detect such errors. Failure to detect errors could result in client losses and reputational damage.
AB may not always successfully manage actual and potential conflicts of interest that arise in its business.
Increasingly, AB must manage actual and potential conflicts of interest, including situations where its services to a particular client conflict, or are perceived to conflict, with the interests of another client. Failure to adequately address potential conflicts of interest could adversely affect our reputation, results of operations and business prospects.
AB has procedures and controls that are designed to identify and mitigate conflicts of interest, including those designed to prevent the improper sharing of information. However, appropriately managing conflicts of interest is complex. AB’s reputation could be damaged and the willingness of clients to enter into transactions in which such a conflict might arise may be affected if AB fails, or appears to fail, to deal appropriately with actual or perceived conflicts of interest. In addition, potential or perceived conflicts could give rise to litigation or regulatory enforcement actions.
The inability to access clients through intermediaries could have a material adverse effect on AB’s business.
AB’s ability to market investment products is highly dependent on access to the various distribution systems of national and regional securities dealer firms, which generally offer competing products that could limit the distribution of AB’s investment products. There can be no assurance that AB will be able to retain access to these intermediaries. The inability to have such access could have a material adverse effect on AB’s and, in turn, our business. To the extent that existing or potential customers, including securities broker-dealers, decide to invest in or broaden distribution relationships with AB’s competitors, the sales of its products as well as its market share, revenue and net income could decline. Certain intermediaries with which AB conducts business charge AB fees to maintain access to their distribution networks. If AB chooses not to pay such fees, its ability to distribute through those intermediaries would be limited.
AB’s clients can withdraw the assets it manages on short notice, making its future client and revenue base unpredictable.
AB’s open-end fund clients generally may redeem their investments in these funds each business day without prior notice. While not subject to daily redemption, closed-end funds that AB manages may shrink in size due to repurchases of shares in open-market transactions or pursuant to tender offers, or in connection with distributions in excess of realized returns. Institutional and individual Separate Account clients can terminate their relationships with AB generally at any time. In a declining stock market, the pace of open-end fund redemptions could accelerate. Poor performance relative to other asset management firms can result in decreased purchases of open-end fund shares, increased redemptions of open-end fund shares, and the loss of institutional or individual Separate Accounts. The decrease in revenue that could result from any of these events could have a material adverse effect on AB’s and, in turn, our business.

Fluctuations in the exchange rates between the U.S. dollar and various other currencies can adversely affect AB’s AUM, revenues and results of operations.
Although significant portions of AB’s net revenues and expenses, as well as AB’s AUM, presently are denominated in U.S. dollars, AB has subsidiaries and clients outside of the United States with functional currencies other than the U.S. dollar. Weakening of these currencies relative to the U.S. dollar adversely affects the value in U.S. dollar terms of AB’s revenues and our AUM denominated in these other currencies. Accordingly, fluctuations in U.S. dollar exchange rates affect our AUM, revenues and reported financial results from one period to the next.
Investments in other countries are subject to operational, regulatory, compliance and reputational risks, including changes in applicable laws and regulatory requirements; difficulties in staffing and managing foreign operations; difficulties in collecting investment management fees receivable; different, and in some cases less stringent, legal, regulatory and accounting regimes; political instability; fluctuations in currency exchange rates; expatriation controls; expropriation risks; and potential adverse tax consequences.
AB may not be successful in its efforts to hedge its exposure to such fluctuations, which could negatively impact its revenues and reported financial results.
Changes in the partnership structure of AB Holding and ABLP or changes in the tax law governing partnerships would have significant tax ramifications.
AB Holding, having elected under Section 7704(g) of the Code to be subject to a 3.5% federal tax on partnership gross income from the active conduct of a trade or business, is a “grandfathered” publicly traded partnership (“PTP”) for federal income tax purposes. AB Holding is also subject to the 4.0% New York City unincorporated business tax (“UBT”), net of credits for UBT paid by AB. In order to preserve AB Holding’s status as a “grandfathered” PTP for federal income tax purposes, management seeks to ensure that AB Holding does not directly or indirectly (through ABLP) enter into a substantial new line of business. A “new line of business” includes any business that is not closely related to AB’s historical business of providing research and diversified investment management and related services to its clients. A new line of business is “substantial” when a partnership derives more than 15% of its gross income from, or uses more than 15% of its total assets in, the new line of business.
ABLP is a private partnership for federal income tax purposes and, accordingly, is not subject to federal and state corporate income taxes. However, ABLP is subject to the 4.0% UBT. Domestic corporate subsidiaries of ABLP, which are subject to federal, state and local income taxes, generally are included in the filing of a consolidated federal income tax return with separate state and local income tax returns being filed. Foreign corporate subsidiaries generally are subject to taxes in the foreign jurisdiction where they are located. If ABLP’s business increasingly operates in countries other than the United States, ABLP’s effective tax rate may increase because its international subsidiaries are subject to corporate taxes in the jurisdictions where they are located.
In order to preserve ABLP’s status as a private partnership for federal income tax purposes, AB Units must not be considered publicly traded. If such units were to be considered readily tradable, ABLP would become subject to federal and state corporate income tax on its net income. Furthermore, as noted above, should ABLP enter into a substantial new line of business, AB Holding, by virtue of its ownership of ABLP, would lose its status as a grandfathered PTP and would become subject to federal and state corporate income tax on its net income. If AB Holding and ABLP were to become subject to corporate income tax as set forth above, their net income and quarterly distributions to holders of AB Holding Units or AB Units would be materially reduced.
The Tax Cuts and Jobs Act, enacted on December 22, 2017 (the “Tax Reform Act”), reduced the federal corporate income tax rate applicable to AB’s U.S. subsidiaries to 21%. The Tax Reform Act also imposed a one-time transitional tax on some of the accumulated earnings of AB’s foreign subsidiaries. The earnings of AB’s foreign subsidiaries are now taxed on a current basis. These and other changes in the Tax Reform Act could adversely affect AB’s business, results of operations or financial condition.

Legal and Regulatory Risks
We may be materially and adversely impacted by U.S. federal and state legislative and regulatory action affecting financial institutions.
Regulatory changes, and other reforms globally, could lead to business disruptions, could adversely impact the value of assets we have invested on behalf of clients and policyholders and could make it more difficult for us to conduct certain business activities or distinguish ourselves from competitors. Any of these factors could materially and adversely affect our business, results of operations or financial condition.
Dodd-Frank Act—The Dodd-Frank Act established the FSOC, which has the authority to designate non-bank systemically important financial institutions (“SIFIs”), thereby subjecting them to enhanced prudential standards and supervision by the Federal Reserve Board, including enhanced risk-based capital requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, capital planning and stress test requirements, special debt-to-equity limits for certain companies, early remediation procedures and recovery and resolution planning. If the FSOC were to determine that Holdings is a non-bank SIFI, we would become subject to certain of these enhanced prudential standards. Other regulators, such as state insurance regulators, may also determine to adopt new or heightened regulatory safeguards as a result of actions taken by the Federal Reserve Board in connection with its supervision of non-bank SIFIs. There can be no assurance that Holdings will not be designated as a non-bank SIFI, that such new or enhanced regulation will not apply to Holdings in the future, or, to the extent such regulation is adopted, that it would not have a material impact on our operations.
In addition, if Holdings were designated a SIFI, it could potentially be subject to capital charges or other restrictions with respect to activities it engages in that are limited by Section 619 of the Dodd-Frank Act, commonly referred to as the “Volcker Rule,” which places limitations on the ability of banks and their affiliates to engage in proprietary trading and limits the sponsorship of, and investment in, covered funds by banking entities and their affiliates.
Title II of the Dodd-Frank Act provides that certain financial companies, including Holdings, may be subject to a special resolution regime outside the federal bankruptcy code, which is administered by the Federal Deposit Insurance Corporation as receiver, and is applied to a covered financial company upon a determination that the company presents a risk to U.S. financial stability. U.S. insurance subsidiaries of any such covered financial company, however, would be subject to rehabilitation and liquidation proceedings under state insurance law. We cannot predict how rating agencies, or our creditors, will evaluate this potential or whether it will impact our financing or hedging costs.
The Dodd-Frank Act also established the FIO within the U.S. Department of the Treasury, which has the authority, on behalf of the United States, to participate in the negotiation of “covered agreements” with foreign governments or regulators, as well as to collect information and monitor about the insurance industry. While not having a general supervisory or regulatory authority over the business of insurance, the director of the FIO will perform various functions with respect to insurance, including serving as a non-voting member of the FSOC and making recommendations to the FSOC regarding insurers to be designated for more stringent regulation.
While the Trump administration has indicated its intent to modify various aspects of the Dodd-Frank Act, it is unclear whether or how such modifications will be implemented or the impact any such modifications would have on our businesses.
Title VII of the Dodd-Frank Act creates a new framework for regulation of the OTC derivatives markets. As a result of the adoption of final rules by federal banking regulators and the CFTC in 2015 establishing margin requirements for non-centrally cleared derivatives, the amount of collateral we may be required to pledge in support of such transactions may increase under certain circumstances and will increase as a result of the requirement to pledge initial margin on non-centrally cleared derivatives commencing in 2020. Notwithstanding the broad categories of non-cash collateral permitted under the rules, higher capital charges on non-cash collateral applicable to our bank counterparties may significantly increase pricing of derivatives and restrict or eliminate certain types of eligible collateral that we have available to pledge, which could significantly increase our hedging costs, adversely affect the liquidity and yield of our investments, affect the profitability of our products or their attractiveness to our customers, or cause us to alter our hedging strategy or change the composition of the risks we do not hedge.
Regulation of Broker-Dealers—The Dodd-Frank Act provides that the SEC may promulgate rules to provide that the standard of conduct for all broker-dealers, when providing personalized investment advice about securities to retail customers (and any other customers as the SEC may by rule provide) will be the same as the standard of conduct applicable to an investment adviser under the Investment Advisers Act. For a discussion of the SEC’s recent set of proposed rules, see “Business—Regulation—Broker-Dealer and Securities Regulation—Broker-Dealer Regulation.”
General—From time to time, regulators raise issues during examinations or audits of us and regulated subsidiaries that could, if determined adversely, have a material impact on us. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements. We are also subject to other regulations and may in the future become subject to additional regulations. Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our business, results of operations or financial condition.
Our retirement and protection businesses are heavily regulated, and changes in regulation and in supervisory and enforcement policies may limit our growth and have a material adverse effect on our business, results of operations or financial condition.
We are subject to a wide variety of insurance and other laws and regulations. State insurance laws regulate most aspects of our retirement and protection businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and the states in which they are licensed. Notably, AXA Equitable Life is domiciled in New York and is primarily regulated by the NYDFS. The primary purpose of state regulation is to protect policyholders, and not necessarily to protect creditors and investors.
State insurance guaranty associations have the right to assess insurance companies doing business in their state in order to help pay the obligations of insolvent insurance companies to policyholders and claimants. Because the amount and timing of an assessment is beyond our control, liabilities we have currently established for these potential assessments may not be adequate.
State insurance regulators, the NAIC and other regulatory bodies regularly reexamine existing laws and regulations applicable to insurance companies and their products. In the wake of the March 2018 federal appeals court decision to vacate the DOL Rule, the SEC and NAIC, as well as state regulators are currently considering whether to apply an impartial conduct standard similar to the DOL Rule to recommendations made in connection with certain annuities and, in one case, to life insurance policies.  For example, the NAIC is actively working on a proposal to raise the advice standard for annuity sales and in July 2018, the NYDFS issued a final version of Regulation 187 that adopts a “best interest” standard for recommendations regarding the sale of life insurance and annuity products in New York. Regulation 187 takes effect on August 1, 2019 with respect to annuity sales and February 1, 2020 for life insurance sales and is applicable to sales of life insurance and annuity products in New York. In November 2018, the three primary agent groups in New York launched a legal challenge against the NYDFS over the adoption of Regulation 187. It is not possible to predict whether this challenge will be successful. We are currently assessing Regulation 187 to determine the impact it may have on our business. Beyond the New York regulation, the likelihood of any such state-based regulation is uncertain at this time, but if implemented, these regulations could have adverse effects on our business and consolidated results of operations. Generally, changes in laws and regulations, or in interpretations thereof, including potentially rescinding prior product approvals, are often made for the benefit of the consumer at the expense of the insurer and could materially and adversely affect our business, results of operations or financial condition.
We currently use captive reinsurance subsidiaries primarily to reinsure: (i) term life insurance and universal life insurance with secondary guarantees; (ii) excess claims relating to variable annuities with GMIB riders which are subject to reinsurance treaties with unaffiliated third parties; and (iii) to retrocede reinsurance of variable annuity guaranteed minimum benefits assumed from unaffiliated third parties. Uncertainties associated with continued use of captive reinsurance are primarily related to potential regulatory changes. See “—Risks Relating to Our Retirement and Protection Businesses—Risks Relating to Our Reinsurance and Hedging Programs.”
Insurance regulators have implemented or begun to implement significant changes in the way in which insurers must determine statutory reserves and capital, particularly for products with contractual guarantees, such as variable annuities and universal life policies, and are considering further potentially significant changes in these requirements. The NAIC’s principle-based reserves (“PBR”) approach for life insurance policies became effective on January 1, 2017 and has a three-year phase-in period. Additionally, the New York legislature enacted legislation adopting principles-based reserving in June 2018, which was signed into law by the Governor in December 2018. Also, in December 2018, the NYDFS promulgated an emergency regulation to begin implementation of principles-based reserving, to become effective on January 1, 2020. We are currently assessing the impact of, and appropriate implementation plan for, the PBR approach for life policies. The timing and extent of further changes to statutory reserves and reporting requirements are uncertain.

During 2015, the NAIC E Committee established the VAIWG to oversee the NAIC’s efforts to study and address, as appropriate, regulatory issues resulting in variable annuity captive reinsurance transactions. In November 2015, upon the recommendation of the VAIWG, the NAIC E Committee adopted the Framework for Change which recommends charges for NAIC working groups to adjust the variable annuity statutory framework applicable to all insurers that have written or are writing variable annuity business and therefore has broader implications beyond captive reinsurance transactions. The Framework for Change contemplates a holistic set of reforms that would improve the current reserve and capital framework for insurers that write variable annuity business. In November 2015, VAIWG engaged Oliver Wyman (“OW”) to conduct a QIS involving industry participants, including the Company, of various reforms outlined in the Framework for Change. OW completed the QIS in July of 2016 and reported its initial findings to the VAIWG in late August. The OW report proposed certain revisions to the current variable annuity reserve and capital framework and recommended a second quantitative impact study be conducted so that testing can inform the proper calibration for certain conceptual and/or preliminary parameters set out in the OW proposal. Following a fourth quarter 2016 public comment period and several meetings on the OW proposal, the VAIWG determined that a QIS2 involving industry participants including us, will be conducted by OW. The QIS2 was initiated in February 2017 and OW issued its recommendation in December 2017. In 2018, the VAIWG held multiple public conference calls to discuss and refine the proposed recommendations. By the end of July 2018, both the VAIWG and the NAIC E Committee adopted the proposed recommendations with modifications reflecting input from all stakeholders. After adopting the Framework for Change, other NAIC working groups and task forces will consider specific revisions to the capital requirements for variable annuities to implement the recommendations in the framework. The changes to the variable annuity reserve and capital framework are expected to become effective January 1, 2020 with a suggested three-year phase-in period, but exact timing for implementation of changes remains subject to change.
We are currently assessing the impact on the Company of the implementation of the NAIC proposed changes to the reserve and capital framework requirements currently applicable to our variable annuity business and we cannot predict how the Framework for Change proposal may be implemented as a result of ongoing NAIC deliberations. Additionally, we cannot predict how the NYDFS will implement the final Framework for Change. As a result, the timing and extent of any necessary changes to reserves and capital requirements for our variable annuity business resulting from the work of the NAIC VAIWG are uncertain.
In addition, state regulators are currently considering whether to apply regulatory standards to the determination and/or readjustment of non-guaranteed elements (“NGEs”) within life insurance policies and annuity contracts that may be adjusted at the insurer’s discretion, such as the cost of insurance for universal life insurance policies and interest crediting rates for life insurance policies and annuity contracts. For example, in March 2018, Insurance Regulation 210 went into effect in New York. That regulation establishes standards for the determination and any readjustment of NGEs, including a prohibition on increasing profit margins on existing business or recouping past losses on such business, and requires advance notice of any adverse change in a NGE to both the NYDFS as well as to affected policyholders. We are continuing to assess the impact of Regulation 210 on our business. Beyond the New York regulation and a similar rule recently enacted in California that takes effect on July 1, 2019, the likelihood of enactment of any such state-based regulation is uncertain at this time, but if implemented, these regulations could have adverse effects on our business and consolidated results of operations.
Our investment management and research business is heavily regulated, and changes in regulation and in supervisory and enforcement policies may limit our growth and have a material adverse effect on our business, results of operations or financial condition.
Virtually all aspects of our investment management and research business are subject to federal and state laws and regulations, rules of securities regulators and exchanges, and laws and regulations in the foreign jurisdictions in which our subsidiaries conduct business. If we violate these laws or regulations, we could be subject to civil liability, criminal liability or sanction, including restriction or revocation of our professional licenses or registrations, revocation of the licenses of our employees, censures, fines, or temporary suspension or permanent bar from conducting business. Any such liability or sanction could have a material adverse effect on our business, results of operations or financial condition. A regulatory proceeding, even if it does not result in a finding of wrongdoing or sanction, could require substantial expenditures of time and money and could potentially damage our reputation.
Over the past decade, global regulators have substantially increased their oversight of financial services. Some of the newly-adopted and proposed regulations are focused on investment management services. Others, while more broadly focused, nonetheless impact our business. Moreover, the adoption of new laws, regulations or standards and changes in the interpretation or enforcement of existing laws, regulations or standards have directly affected, and will continue to affect, our business, including making our efforts to comply more expensive and time-consuming.

For example, the Financial Supervisory Commission in Taiwan (“FSC”) implemented, as of January 1, 2015, new limits on the degree to which local investors can own an offshore investment product. While certain exemptions have been available to us, should we not continue to qualify, the FSC’s rules could force some of our local resident investors to redeem their investments in our funds sold in Taiwan (or prevent further sales of those funds in Taiwan), some of which funds have local ownership levels substantially above the FSC limits. This could lead to significant declines in our investment advisory and services fees and revenues earned from these funds.
In Europe, MiFID II, which became effective on January 3, 2018, makes significant modifications to the manner in which European broker-dealers can be compensated for research. These modifications have reduced, and are believed to have significantly reduced, the overall research spend by European buy-side firms, which has decreased the revenues we derive from our European clients. Our European clients may continue to reduce their research budgets, which could result in a significant decline in our sell-side revenues.
Also, while MiFID II is not applicable to firms operating outside of Europe, competitive and client pressures may force buy-side firms operating outside of Europe to pay for research from their own resources instead of through bundled trading commissions. If that occurs, we would expect that research budgets from those clients will decrease further, which could result in an additional significant decline in our sell-side revenues. Additionally, these competitive and client pressures may result in our buy-side operation paying for research out of our own resources instead of through bundled trading commissions, which could increase our firm’s expenses and decrease our operating income.
Lastly, it also is uncertain how regulatory trends will evolve under the current U.S. President’s administration and abroad. For example, in June 2016, a narrow majority of voters in a U.K. referendum voted to exit the European Union (“EU”), but it remains unclear exactly how the U.K.’s status in relation to the European Union will change if and when it ultimately leaves. Accordingly, our U.K.-based buy-side and sell-side subsidiaries are implementing alternative arrangements in EU jurisdictions in order to ensure continued operations in the Eurozone, including our continued ability to market and sell various investment products in the Eurozone. In addition, any other changes in the composition of the EU’s member states may add further complexity to our global risks and operations.
Future changes in U.S. tax laws and regulations or interpretations of the Tax Reform Act could reduce our earnings and negatively impact our business, results of operations or financial condition, including by making our products less attractive to consumers.
On December 22, 2017, President Trump signed into law the Tax Reform Act, a broad overhaul of the U.S. Internal Revenue Code that changed long-standing provisions governing the taxation of U.S. corporations, including life insurance companies. While the Tax Reform Act had a net positive economic impact on us, it contained measures which could have adverse or uncertain impacts on some aspects of our business, results of operations or financial condition.
In August 2018, the NAIC adopted changes to the RBC calculation, including the C-3 Phase II Total Asset Requirement for variable annuities, to reflect the 21% corporate income tax rate in RBC reported at year-end 2018, which resulted in a reduction to our Combined RBC Ratio. These revisions could also have a negative impact on the CTE calculations of our insurance company subsidiaries, which could cause us to revise our target RBC and CTE levels, as appropriate. Future changes in U.S. tax laws could have a material adverse effect on our business, results of operations or financial condition. We anticipate that, following the Tax Reform Act, we will continue deriving tax benefits from certain items, including but not limited to the DRD, tax credits, insurance reserve deductions and interest expense deductions. However, there is a risk that interpretations of the Tax Reform Act, regulations promulgated thereunder, or future changes to federal, state or other tax laws could reduce or eliminate the tax benefits from these or other items and result in our incurring materially higher taxes.
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

Legal and regulatory actions could have a material adverse effect on our reputation, business, results of operations or financial condition.
A number of lawsuits, claims, assessments and regulatory inquiries have been filed or commenced against us and other life and health insurers and asset managers in the jurisdictions in which we do business. These actions and proceedings involve, among other things, insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration, product design, features and accompanying disclosure, cost of insurance increases, the use of captive reinsurers, payment of death benefits and the reporting and escheatment of unclaimed property, alleged breach of fiduciary duties, discrimination, alleged mismanagement of client funds and other general business-related matters. Some of these matters have resulted in the award of substantial fines and judgments, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages.
We face a significant risk of, and from time to time we are involved in, such actions and proceedings, including class action lawsuits. Our consolidated results of operations or financial position could be materially and adversely affected by defense and settlement costs and any unexpected material adverse outcomes in such matters, as well as in other material actions and proceedings pending against us. The frequency of large damage awards, including large punitive damage awards and regulatory fines that bear little or no relation to actual economic damages incurred, continues to create the potential for an unpredictable judgment in any given matter. For instance, we are a defendant in a number of lawsuits related to cost of insurance increases, including class actions in federal and state court alleging breach of contract and other claims under UL policies. For information regarding these and others legal proceedings pending against us, see Note 17 of the Notes to the Consolidated Financial Statements.
In addition, investigations or examinations by federal and state regulators and other governmental and self-regulatory agencies including, among others, the SEC, FINRA, the CFTC, the National Futures Association (the “NFA”), state attorneys general, the NYDFS and other state insurance regulators, and other regulators could result in legal proceedings (including securities class actions and stockholder derivative litigation), adverse publicity, sanctions, fines and other costs. We have provided and, in certain cases, continue to provide information and documents to the SEC, FINRA, the CFTC, the NFA, state attorneys general, the NYDFS and other state insurance regulators, and other regulators on a wide range of issues. On March 30, 2018, we received a copy of an anonymous letter containing general allegations relating to the preparation of our financial statements. The audit committee of AXA Equitable Life, with the assistance of independent outside counsel, has reviewed these matters and concluded that the allegations were not substantiated and accordingly did not present any issue material to our financial statements. At this time, management cannot predict what actions the SEC, FINRA, the CFTC, the NFA, state attorneys general, the NYDFS and other state insurance regulators, or other regulators may take or what the impact of such actions might be.
A substantial legal liability or a significant federal, state or other regulatory action against us, as well as regulatory inquiries or investigations, may divert management’s time and attention, could create adverse publicity and harm our reputation, result in material fines or penalties, result in significant expense, including legal costs, and otherwise have a material adverse effect on our business, results of operations or financial condition.
We are required to disclose in our periodic reports filed with the SEC specified activities engaged in by our “affiliates.”
The Exchange Act requires companies subject to SEC reporting obligations to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by certain Office of Foreign Assets Control sanctions engaged in by the reporting company or any of its affiliates during the period covered by the relevant periodic report. In some cases, companies are required to disclose these types of transactions even if they would otherwise be permissible under U.S. law. Reporting companies are required to separately file with the SEC a notice that such activities have been disclosed in the relevant periodic report, and the SEC is required to post this notice of disclosure on its website and send the report to the U.S. President and certain U.S. Congressional committees. The U.S. President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, to determine whether sanctions should be imposed. Under the Exchange Act, we are required to report if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by the report. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us. Because we continue to be controlled by AXA, we are required to disclose certain activities undertaken by AXA and its affiliates with Iranian counterparties. Disclosure of such activities, even if such activities are not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business.

Risks Relating to Our Controlling Stockholder
AXA continues to control us, and AXA may have conflicts of interest with other stockholders. Conflicts of interest may arise because affiliates of our controlling stockholder have continuing agreements and business relationships with us.
AXA owns approximately 59% of our outstanding common stock. As a result, AXA will continue to be able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. AXA will also have sufficient voting power to amend our organizational documents. In addition, under the provisions of the Shareholder Agreement (as defined in “Certain Relationships and Related Party Transactions”), AXA will have consent rights with respect to certain corporate and business activities that we may undertake, including during periods where AXA holds less than a majority of our common stock. Specifically, the Shareholder Agreement provides that, until the date on which AXA ceases to beneficially own at least 30% of our outstanding common stock, AXA’s prior written consent is required before we may take certain corporate and business actions, whether directly or indirectly through a subsidiary, including, among others, the following:

•
any merger, consolidation or similar transaction (or any amendment to or termination of an agreement to enter into such a transaction) involving us or any of our subsidiaries, on the one hand, and any other person, on the other hand, subject to certain specified exceptions;

•	any change in our authorized capital stock or the creation of any new class or series of our capital stock;

•
any issuance or acquisition of capital stock (including stock buy-backs, redemptions or other reductions of capital), or securities convertible into or exchangeable or exercisable for capital stock or equity-linked securities, subject to certain specified exceptions;

•	any issuance or acquisition of debt securities involving an aggregate principal amount exceeding $250 million;

•	any amendment (or approval or recommendation of any amendment) to our certificate of incorporation or by-laws; and

•	the election, appointment, hiring, dismissal or removal (other than for cause) of the Company’s CEO or CFO.
As a result of these consent rights, AXA maintains significant control over our corporate and business activities until such rights cease. Although AXA has announced that it intends to sell all of its interest in Holdings over time, AXA is under no obligation to do so and retains the sole discretion to determine the timing of any future sales of shares of our common stock.
Our amended and restated certificate of incorporation and our amended and restated by-laws will also include a number of provisions that may discourage, delay or prevent a change in our management or control for so long as AXA owns specified percentages of our common stock. These provisions not only could have a negative impact on the trading price of our common stock but could also allow AXA to delay or prevent a corporate transaction of which the public stockholders approve.
Conflicts of interest may arise between our controlling stockholder and us. Affiliates of our controlling stockholder engage in transactions with us. Further, AXA may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us, and they may either directly, or through affiliates, also maintain business relationships with companies that may directly compete with us. In general, AXA or its affiliates could pursue business interests or exercise their voting power as stockholders in ways that are detrimental to us but beneficial to themselves or to other companies in which they invest or with whom they have a material relationship. Conflicts of interest could also arise with respect to business opportunities that could be advantageous to AXA, and they may pursue acquisition opportunities that may be complementary to our business. As a result, those acquisition opportunities may not be available to us. Under the terms of our amended and restated certificate of incorporation, AXA has no obligation to offer us corporate opportunities. See “—Our amended and restated certificate of incorporation provides that we waive any interest or expectancy in corporate opportunities presented to AXA.” In addition, changes to IFRS could impact the way we conduct our business (including, for example, which products we offer), our competitive position, our hedging program and the way we manage capital. See “—Risks Relating to Our Consolidated Business—Risks Relating to Our Operations—Changes in accounting standards could have a material adverse effect on our business, results of operations or financial condition.”
AXA and its affiliates other than us are among AB’s largest clients. AXA and its affiliates other than us represented 6% of AB’s total AUM as of December 31, 2018 and 1% of AB’s net revenues for the year ended December 31, 2018. AB’s investment management agreements with AXA and its affiliates are terminable at any time or on short notice by either party and AXA and its affiliates are under no obligation to maintain any level of AUM with AB. If AXA and its affiliates were to terminate their investment management agreements with AB, it could have a materially adverse effect on AB’s business, results of operations or financial condition.

As a result of these relationships, the interests of AXA may not coincide with our interests or the interests of the other holders of our common stock. So long as AXA continues to control a significant amount of the outstanding shares of our common stock, AXA will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales and other significant corporate transactions.
Our amended and restated certificate of incorporation provides that we waive any interest or expectancy in corporate opportunities presented to AXA.
Our amended and restated certificate of incorporation provides that we, on our behalf and on behalf of our subsidiaries, renounce and waive any interest or expectancy in, or in being offered an opportunity to participate in, corporate opportunities that are from time to time presented to AXA, or their respective officers, directors, agents, stockholders, members, partners, affiliates or subsidiaries, even if the opportunity is one that we or our subsidiaries might reasonably be deemed to have pursued or had the ability or desire to pursue if granted the opportunity to do so. None of AXA or its agents, stockholders, members, partners, affiliates or subsidiaries will generally be liable to us or any of our subsidiaries for breach of any fiduciary or other duty, as a director or otherwise, by reason of the fact that such person pursues, acquires or participates in such corporate opportunity, directs such corporate opportunity to another person or fails to present such corporate opportunity, or information regarding such corporate opportunity, to us or our subsidiaries unless, in the case of any such person who is a director or officer, such corporate opportunity is expressly offered to such director or officer in writing solely in his or her capacity as a director or officer. This provision allows AXA to compete with us. Strong competition for investment opportunities could result in fewer such opportunities for us. We likely will not always be able to compete successfully with our competitors and competitive pressures or other factors may also result in significant price competition, particularly during industry downturns, which could have a material adverse effect on our business, results of operations or financial condition.
If AXA sells a controlling interest in our company to a third party in a private transaction, we may become subject to the control of a presently unknown third party.
AXA has the ability, should it choose to do so, to sell some or all of its shares of our common stock in a privately negotiated transaction. If such a transaction were to be sufficient in size, it could result in a change of control of Holdings. If AXA privately sells a significant equity interest in us, we may become subject to the control of a presently unknown third party. Such third party may have conflicts of interest with the interests of other stockholders.
We may fail to replicate or replace functions, systems and infrastructure provided by AXA or certain of its affiliates (including through shared service contracts) or lose benefits from AXA’s global contracts, and AXA and its affiliates may fail to perform the services provided for in the Transitional Services Agreement.
Historically, we have received services from AXA and have provided services to AXA, including information technology services, services that support financial transactions and budgeting, risk management and compliance services, human resources services, insurance, operations and other support services, primarily through shared services contracts with various third-party service providers. AXA and its affiliates continue to provide or procure certain services to us pursuant to the Transitional Services Agreement. Certain contracts and services between us and AXA are not covered by the Transitional Services Agreement and continue pursuant to the terms of such contracts. Under the Transitional Services Agreement, AXA agrees to continue to provide us with certain services currently provided to us by or through AXA, either directly or on a pass-through basis, and we agree to continue to provide, or arrange to provide, AXA with certain services currently provided to them, either directly or on a pass-through basis. The Transitional Services Agreement will not continue indefinitely.
We are working to replicate or replace the services that we will continue to need in the operation of our business that are provided currently by AXA or its affiliates through shared service contracts they have with various third-party providers and that will continue to be provided under the Transitional Services Agreement for applicable transitional periods. We cannot assure you that we will be able to obtain the services at the same or better levels or at the same or lower costs directly from third-party providers. As a result, when AXA or its affiliates cease providing these services to us, either as a result of the termination of the Transitional Services Agreement or individual services thereunder or a failure by AXA or its affiliates to perform their respective obligations under the Transitional Services Agreement, our costs of procuring these services or comparable replacement services may increase, and the cessation of such services may result in service interruptions and divert management attention from other aspects of our operations.
There is a risk that an increase in the costs associated with replicating and replacing the services provided to us under the Transitional Services Agreement and the diversion of management’s attention to these matters could have a material adverse effect on our business, results of operations or financial condition. We may fail to replicate the services we currently receive from AXA on a timely basis or at all. Additionally, we may not be able to operate effectively if the quality of replacement services is inferior to the services we are currently receiving. Furthermore, once we are no longer an affiliate of AXA, we will no longer receive certain group discounts and reduced fees that we are eligible to receive as an affiliate of AXA. The loss of these discounts and reduced fees could increase our expenses and have a material adverse effect on our business, results of operations or financial condition.
In connection with preparing for the IPO and operating as a stand-alone public company following the IPO, we have incurred and expect to continue to incur one-time and recurring expenses. These expenses primarily relate to information technology, compliance, internal audit, finance, risk management, procurement, client service, human resources and other support services. We estimate that the aggregate amount of these one-time expenses will be between approximately $300 million and $350 million, of which $213 million and $93 million were incurred in 2018 and 2017, respectively. Furthermore, additional one-time expenses will be incurred when AXA ceases to own at least a majority of our outstanding common stock. These expenses, any recurring expenses, including under the Transitional Services Agreement, and any additional one-time expenses, including as a result of rebranding, we may incur may be material.
Costs associated with any rebranding that we expect to undertake after AXA ceases to own at least a majority of our outstanding common stock could be significant.
Prior to the IPO, as a wholly-owned subsidiary of AXA, we marketed our products and services using the “AXA” brand name and logo together with the “Equitable” brand. We expect to continue to use the “AXA” brand name and logo at least until such time AXA ceases to beneficially own more than 50% of our common stock. We have benefited, and will continue to benefit for a limited time as set forth in the Trademark License Agreement, from trademarks licensed in connection with the AXA brand. We believe the association with AXA provides us with preferred status among our customers, vendors and other persons due to AXA’s globally recognized brand, reputation for high quality products and services and strong capital base and financial strength. Any rebranding we undertake could adversely affect our ability to attract and retain customers, which could result in reduced sales of our products. We cannot accurately predict the effect that any rebranding we undertake will have on our business, customers or employees. We expect to incur significant costs, including marketing expenses, in connection with any rebranding of our business. Any adverse effect on our ability to attract and retain customers and any costs could have a material adverse effect on our business, results of operations or financial condition.
Certain of our directors may have actual or potential conflicts of interest because of their AXA equity ownership or their current or former AXA positions.
A number of our directors have been, and are, AXA officers, directors or employees and, thus, have professional relationships with AXA’s executive officers, directors or employees. In addition, because of their current or former AXA positions, certain of our directors and executive officers own AXA common stock, American Depository Shares, deferred stock units, performance shares or options to acquire shares of AXA common stock, and, for some of these individuals, their individual holdings may be significant compared to their total assets. These relationships and financial interests may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for AXA and us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between AXA and us regarding the terms of the agreements governing our relationship with AXA.
We have indemnification obligations in favor of AXA.
We and AXA have entered into certain agreements, including a Shareholder Agreement, Registration Rights Agreement, Transitional Services Agreement, Trademark License Agreement and a Tax Sharing Agreement (each as defined in “Certain Relationships and Related Party Transactions”), that govern our and AXA’s obligations to each other following the IPO in respect of, among other things, taxes and transition services and their respective indemnification obligations. The amounts payable by us pursuant to such indemnification obligations could be significant.
We may be subject to ongoing regulation as a result of AXA’s ownership of us and for as long as we are an affiliate of AXA.
Regulators and lawmakers across the world are engaged in addressing the causes of the financial crisis and means of avoiding such crises in the future. For example, the Financial Stability Board has identified nine GSIIs, which include AXA. While the precise implications of being designated a GSII are still developing, it could have far reaching regulatory and competitive implications for AXA and adversely impact AXA’s capital requirements, profitability, the fungibility of AXA’s capital and ability to provide capital/financial support for AXA companies, including potentially AXA Equitable Life, AXA’s ability to grow through future acquisitions, internal governance and could change the way AXA conducts its business and adversely impact AXA’s overall competitive position versus insurance groups that are not designated GSIIs. The multiplicity of different regulatory regimes, capital standards and reporting requirements could increase AXA’s operational complexity and costs. All of these possibilities, if they occurred, could affect the way we conduct our business (including, for example, which products we offer) and manage capital, and may require us to satisfy increased capital requirements, all of which in turn could materially affect our business, results of operations or financial condition.
AXA is subject to Solvency II, the European directive which, together with its associated regulations and guidelines, establishes capital adequacy, risk management and regulatory reporting requirements for groups with a parent company established in the European Union. Among other things, as a member of a group subject to Solvency II, we may be required to hold more capital than the levels required under local law and incur costs necessary to comply with its requirements. In addition, because AXA is subject to Solvency II, it may impact the types of investments in, and the duration of, our General Account investment portfolio. It is possible that the requirements imposed on Solvency II groups, or the regulatory interpretation of those requirements, may change over time, increasing our capital requirements or costs.
Risks Relating to Our Common Stock
Future sales of shares by existing stockholders could cause our stock price to decline.
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
We have filed registration statements on Form S-8 under the Securities Act to register the shares of common stock to be issued under our equity compensation plans and, as a result, all shares of common stock acquired upon exercise of stock options granted under our plans will also be freely tradable under the Securities Act, subject to the terms of the lock-up agreements, unless purchased by our affiliates. As of December 31, 2018, 5.5 million shares of our common stock are reserved for future issuances under our equity incentive plans.
Furthermore, subject to the expiration or waiver any lock up agreements, AXA has the right to require us to register shares of common stock for resale in some circumstances pursuant to the Registration Rights Agreement we entered into with AXA.
In the future, we may issue additional shares of common stock or other equity or debt securities convertible into or exercisable or exchangeable for shares of our common stock in connection with a financing, strategic investment, litigation settlement or employee arrangement or otherwise. Any of these issuances could result in substantial dilution to our existing stockholders and could cause the trading price of our common stock to decline.
The market price of our common stock may be volatile and could decline.
The market price of our common stock has fluctuated, and may continue to fluctuate, significantly. Among the factors that could affect our stock price are:

•	industry or general market conditions;

•	domestic and international economic factors unrelated to our performance;

•	changes in our customers’ preferences;

•	new regulatory pronouncements and changes in regulatory guidelines;

•	lawsuits, enforcement actions and other claims by third parties or governmental authorities;

•	adverse publicity related to us or another industry participant;

•	actual or anticipated fluctuations in our operating results;

•	changes in securities analysts’ estimates of our financial performance or lack of research coverage and reports by industry analysts;

•	action by institutional stockholders or other large stockholders (including AXA), including future sales of our common stock;

•	failure to meet any guidance given by us or any change in any guidance given by us, or changes by us in our guidance practices;

•	announcements by us of significant impairment charges;

•	speculation in the press or investment community;

•	investor perception of us and our industry;

•	changes in market valuations or earnings of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, dispositions or strategic partnerships;

•	war, terrorist acts and epidemic disease;

•	any future sales of our common stock or other securities;

•	additions or departures of key personnel; and

•	misconduct or other improper actions of our employees.
Stock markets have experienced extreme volatility in recent years that has been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against the affected company. Any litigation of this type brought against us could result in substantial costs and a diversion of our management’s attention and resources, which could materially and adversely affect our business, results of operations or financial condition.
If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. We do not currently have, and may never obtain, research coverage for our common stock. If there is no research coverage of our common stock, the trading price for our common stock may be negatively impacted. In the event we obtain research coverage for our common stock, if one or more of the analysts downgrades our stock or publishes misleading or unfavorable research about our business, our stock price would likely decline. If one or more of the analysts ceases coverage of our common stock or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our common stock price or trading volume to decline.
Future offerings of debt or equity securities which would rank senior to our common stock may adversely affect the market price of our common stock.
If, in the future, we decide to issue debt or equity securities that rank senior to our common stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.
Anti-takeover provisions in our amended and restated certificate of incorporation and amended and restated by-laws and Delaware law could discourage, delay or prevent a change of control of our company and may affect the trading price of our common stock.
Our amended and restated certificate of incorporation and our amended and restated by-laws include a number of provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. For example, our amended and restated certificate of incorporation and amended and restated by-laws collectively:

•	authorize the issuance of shares of our common stock to create voting impediments or to frustrate persons otherwise seeking to affect a takeover or gain control;

•	authorize the issuance of “blank check” preferred stock that could be issued by our Board to thwart a takeover attempt;

•
provide that vacancies on our Board, including vacancies resulting from an enlargement of our Board, may be filled only by a majority vote of directors then in office once AXA ceases to beneficially own at least 50% of the outstanding shares of our common stock;

•	prohibit stockholders from calling special meetings of stockholders if AXA ceases to beneficially own at least 50% of the outstanding shares of our common stock;

•
prohibit stockholder action by written consent, thereby requiring all actions to be taken at a meeting of the stockholders, if AXA ceases to beneficially own at least 50% of the outstanding shares of our common stock;

•	establish advance notice requirements for nominations of candidates for election as directors or to bring other business before an annual meeting of our stockholders; and

•
require the approval of holders of at least 66 2⁄3% of the outstanding shares of our common stock to amend our amended and restated by-laws and certain provisions of our amended and restated certificate of incorporation if AXA ceases to beneficially own at least 50% of the outstanding shares of our common stock.

These provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if the provisions are viewed as discouraging takeover attempts in the future.
Our amended and restated certificate of incorporation and amended and restated by-laws may also make it difficult for stockholders to replace or remove our management. Furthermore, the existence of the foregoing provisions, as well as the significant amount of common stock that AXA owns, could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions may facilitate management entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our stockholders.
We are a “controlled company” within the meaning of the NYSE rules and, as a result, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.
AXA controls a majority of the voting power of our outstanding common stock. Accordingly, we qualify as a “controlled company” within the meaning of the NYSE corporate governance standards. Under NYSE rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain NYSE corporate governance standards, including:

•	the requirement that a majority of the Board consist of independent directors;

•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•
the requirement that our nominating and governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, or otherwise have director nominees selected by vote of a majority of the independent directors; and

•	the requirement for an annual performance evaluation of the nominating and governance and compensation committees.
We intend to use these exemptions. As a result, we will not have a majority of independent directors, our compensation and our nominating and governance committees will not consist entirely of independent directors, and such committees may not be subject to annual performance evaluations. Additionally, we are only required to have all independent audit committee members within one year from the date of listing. Consequently, you will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance rules and requirements. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.
Our amended and restated certificate of incorporation includes provisions limiting the personal liability of our directors for breaches of fiduciary duty under the Delaware General Corporation Law.
Our amended and restated certificate of incorporation contains provisions permitted under the action asserting a claim arising under the General Corporation Law of the State of Delaware, or the “DGCL,” relating to the liability of directors. These provisions eliminate a director’s personal liability to the fullest extent permitted by the DGCL for monetary damages resulting from a breach of fiduciary duty, except in circumstances involving:

•	any breach of the director’s duty of loyalty;

•	acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law;

•	under Section 174 of the DGCL (unlawful dividends); or

•	any transaction from which the director derives an improper personal benefit.
The principal effect of the limitation on liability provision is that a stockholder will be unable to prosecute an action for monetary damages against a director unless the stockholder can demonstrate a basis for liability for which indemnification is not available under the DGCL. These provisions, however, should not limit or eliminate our rights or any stockholder’s rights to seek non-monetary relief, such as an injunction or rescission, in the event of a breach of a director’s fiduciary duty. These provisions will not alter a director’s liability under federal securities laws. The inclusion of this provision in our amended and restated certificate of incorporation may discourage or deter stockholders or management from bringing a lawsuit against directors for a breach of their fiduciary duties, even though such an action, if successful, might otherwise have benefited us and our stockholders.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or stockholders.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, other employees, agents or stockholders, (iii) any action asserting a claim arising out of or under the DGCL, or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware (including, without limitation, any action asserting a claim arising out of or pursuant to our amended and restated certificate of incorporation or our amended and restated by-laws) or (iv) any action asserting a claim that is governed by the internal affairs doctrine. By becoming a stockholder in our company, you will be deemed to have notice of and have consented to the provisions of our amended and restated certificate of incorporation related to choice of forum. The choice of forum provision in our amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or any of our directors, officers, other employees, agents or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our business, results of operations or financial condition.
Part I, Item 1B.
UNRESOLVED STAFF COMMENTS
None.
Part I, Item 2.
PROPERTIES
Our principal executive offices at 1290 Avenue of the Americas, New York, New York are occupied pursuant to a lease that extends to 2023. We also have the following significant office space leases in: Syracuse, NY, under a lease that expires in 2023; Jersey City, NJ, under a lease that expires in 2023, Charlotte, NC, under a lease that expires in 2028; and Secaucus, NJ, under a lease that expires in 2020.
AB’s principal executive offices at 1345 Avenue of the Americas, New York, New York are occupied pursuant to a lease expiring in 2024. AB also leases space at one other location in New York City under a lease expiring at the end of 2019. In addition, AB leases office space in White Plains, NY under a lease expiring in 2021 with options to extend to 2031 and in San Antonio, TX under a lease expiring in 2019 (with options to extend to 2029). AB entered into a new lease agreement in Nashville, TN, that is expected to start in January of 2020 and expire in 2035. AB also entered into a short-term lease for office space in Nashville, TN, which it will vacate upon completion of its new corporate headquarters. AB also leases space in 21 other cities in the United States and AB’s subsidiaries lease space in 28 cities outside the United States, the most significant of which are in London and Hong Kong.

Part I, Item 3.
LEGAL PROCEEDINGS
For information regarding certain legal proceedings pending against us, see Note 17 of the Notes to the Consolidated Financial Statements. See “Risk Factors—Legal and Regulatory Risks—Legal and regulatory actions could have a material adverse effect on our reputation, business, results of operations or financial condition.”
Part I, Item 4.
MINE SAFETY DISCLOSURES
Not Applicable.

Part II, Item 5.
MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General
Our common stock, par value $0.01 per share, began trading on the NYSE under the symbol “EQH” on May 10, 2018. As of February 1, 2019, there were eight shareholders of record, which differs from the number of beneficial owners of our common stock.
Dividends
On August 10, 2018, our Board of Directors declared a cash dividend on Holdings’ common stock of $0.13 per share, payable on August 30, 2018 to shareholders of record on August 23, 2018.
On November 9, 2018, our Board of Directors declared a cash dividend on Holdings’ common stock of $0.13 per share, payable on December 3, 2018 to shareholders of record on November 26, 2018.
The declaration, payment and amount of future dividends is subject to the discretion of our Board of Directors and depends on our financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by Holdings’ insurance subsidiaries and other factors deemed relevant by the Board.
Purchases of Equity Securities by the Issuer
The following table summarizes Holdings’ repurchases of its common stock during the three months ended December 31, 2018.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Program (1)
Month #1 (October 1-31)	—	$—	—	$443,499,479
Month #2 (November 1-30)	30,000,000	$19.74	30,000,000	$151,185,479
Month #3 (December 1-31)	—	$—	—	$151,185,479
Total	30,000,000		30,000,000
___________

(1)
In August 2018, Holdings’ Board of Directors authorized Holdings to repurchase up to $500 million of its outstanding common stock during the period from August 16, 2018 through March 31, 2019. On November 9, 2018, Holdings’ Board of Directors approved a $300 million increase to Holdings’ share repurchase program, bringing the total authorization to $800 million.

Holdings may choose to suspend or discontinue the repurchase program at any time. The repurchase program does not obligate Holdings to purchase any particular number of shares. As of December 31, 2018, the Company has repurchased approximately 32.5 million shares of its common stock including 30 million shares from AXA and the remainder through open market transactions, at a total cost of approximately $649 million. The repurchased common stock was recorded as treasury stock in the consolidated balance sheets.
Stock Performance Graph
The graph and table below present Holdings’ cumulative total shareholder return relative to the performance of: (1) the Standard & Poor’s 500 Index; (2) the Standard & Poor’s 500 Insurance Index; and (3) the Standard & Poor’s 500 Financials Index, respectively, for the year ended December 31, 2018, commencing May 14, 2018 (our initial day of “regular-way” trading on the NYSE). All values assume a $100 initial investment at the opening price of Holdings’ common stock on the NYSE and data for each of the Standard & Poor’s 500 Index, the Standard & Poor’s 500 Insurance Index and the Standard & Poor’s 500 Financials Index assume all dividends were reinvested on the date paid. The points on the graph and the values in the table represent quarter-end values based on the last trading day of each quarter. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

	May 14	Jun 30	Sep 30	Dec 31
AXA Equitable Holdings, Inc.	$100.00	$96.35	$100.86	$78.71
S&P 500	100.00	99.93	107.63	93.08
S&P 500 Financials	100.00	94.40	98.51	85.58
S&P 500 Insurance	100.00	95.88	102.59	91.70

Part II, Item 6.
SELECTED FINANCIAL DATA
The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying notes included elsewhere herein.

	Years Ended December 31,
	2018	2017	2016		2015	2014
	(in millions except per share data)
Statements of Income (Loss) Data:
REVENUES
Policy charges and fee income	$3,824	$3,693	$3,729		$3,628	$3,472
Premiums	1,094	1,124	1,083		1,070	1,098
Net derivative gains (losses)	(231)	214	(1,848)		(1,404)	760
Net investment income (loss)	2,693	3,082	2,665		2,450	3,395
Investment gains (losses), net:
Total other-than-temporary impairment losses	(42)	(15)	(68)		(42)	(82)
Other investment gains (losses), net	(44)	(176)	2,051		27	40
Total investment gains (losses), net	(86)	(191)	1,983		(15)	(42)
Investment management and service fees	4,268	4,093	3,749		3,895	3,892
Other income	516	445	402		419	420
Total revenues	$12,078	$12,460	$11,763		$10,043	$12,995

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$2,915	$4,366	$3,342		$3,501	$4,366
Interest credited to policyholders’ account balances	1,090	995	967		934	913
Compensation and benefits	2,079	1,980	1,965		2,008	1,955
Commissions and distribution related payments	1,160	1,081	1,000		1,027	1,039
Interest expense	231	160	174		136	389
Amortization of deferred policy acquisition costs	333	503	779		431	350
Other operating costs and expenses	1,809	2,069	1,509		1,578	1,587
Total benefits and other deductions	9,617	$11,154	9,736		9,615	10,599
Income (loss) from continuing operations, before income taxes	2,461	1,306	2,027		428	2,396
Income tax (expense) benefit	(307)	(49)	(378)		222	(464)
Net income (loss)	2,154	1,257	1,649		650	1,932
Less: net (income) loss attributable to the noncontrolling interest	(334)	(423)	(395)		(325)	(317)
Net income (loss) attributable to Holdings	$1,820	$834	$1,254		$325	$1,615

EARNINGS PER SHARE
Earnings per share - common stock:
Basic	$3.27	$1.49	$2.24		$0.58	$2.88
Diluted	$3.27	$1.48	$2.24		$0.58	$2.88
Weighted average common shares outstanding:
Basic	556.4	561.0	561.0		561.0	561.0
Diluted	556.5	561.0	561.0		561.0	561.0
Cash dividends declared per common share	$0.26	$—	$—	—	$—	$—

	As of December 31,
	2018	2017	2016	2015	2014
	(in millions)
Balance Sheet Data (at period end):
Total investments	$81,333	$81,782	$72,318	$64,755	$64,426
Separate Accounts assets	110,337	124,552	113,150	109,198	112,886
Total Assets	$220,797	$235,615	$216,645	$205,497	$207,707

Policyholders’ account balances	$49,923	$47,171	$41,956	$35,821	$34,530
Future policy benefits and other policyholders’ liabilities	30,998	30,330	30,357	29,992	28,476
Short-term and long-term debt	4,955	2,408	1,605	1,786	1,963
Loans from affiliates	—	3,622	2,904	4,665	5,447
Separate Account liabilities	110,337	124,552	113,150	109,198	112,886
Total Liabilities	205,178	218,471	201,693	191,969	193,621
Redeemable noncontrolling interest	187	626	403	13	17
Total equity attributable to Holdings	13,866	13,421	11,407	10,407	10,918
Total equity attributable to Holdings, excluding Accumulated other comprehensive income (loss)	15,262	13,529	12,328	11,084	10,680
Noncontrolling interest	1,566	3,097	3,142	3,108	3,151
Total equity	$15,432	$16,518	$14,549	$13,515	$14,069

Part II, Item 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and our annual financial statements included elsewhere herein. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. Factors that could or do contribute to these differences include those factors discussed below and elsewhere in this Form 10-K, particularly under the captions “Risk Factors” and “Note Regarding Forward-Looking Statements and Information.”
Executive Summary
Overview
We are one of America’s leading financial services companies, providing (i) advice and solutions for helping Americans set and meet their retirement goals and protect and transfer their wealth across generations and (ii) a wide range of investment management insights, expertise and innovations to drive better investment decisions and outcomes for clients worldwide.
We manage our business through four segments: Individual Retirement, Group Retirement, Investment Management and Research, and Protection Solutions. We report certain activities and items that are not included in these segments in Corporate and Other. See Note 19 of the Notes to Consolidated Financial Statements for further information on the Company’s segments.
We benefit from our complementary mix of businesses. This business mix provides diversity in our earnings sources, which helps offset fluctuations in market conditions and variability in business results, while offering growth opportunities.
Revenues
Our revenues come from three principal sources:

•	fee income derived from our retirement and protection products and our investment management and research services;

•	premiums from our traditional life insurance and annuity products; and

•	investment income from our General Account investment portfolio.
Our fee income varies directly in relation to the amount of the underlying AV or benefit base of our retirement and protection products and the amount of AUM of our Investment Management and Research business. AV and AUM, each as defined in “—Key Operating Measures,” are influenced by changes in economic conditions, primarily equity market returns, as well as net flows. Our premium income is driven by the growth in new policies written and the persistency of our in-force policies, both of which are influenced by a combination of factors, including our efforts to attract and retain customers and market conditions that influence demand for our products. Our investment income is driven by the yield on our General Account investment portfolio and is impacted by the prevailing level of interest rates as we reinvest cash associated with maturing investments and net flows to the portfolio.
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

•
Variable annuity hedging programs. We use a dynamic hedging program (within this program, generally, we reevaluate our economic exposure at least daily and rebalance our hedge positions accordingly) to mitigate certain risks associated with the GMxB features that are embedded in our liabilities for our variable annuity products. This program utilizes various derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in GMxB features’ exposures attributable to movements in the equity markets and interest rates. Although this program is designed to provide a measure of economic protection against the impact of adverse market conditions, it does not qualify for hedge accounting treatment. Accordingly, changes in value of the derivatives will be recognized in the period in which they occur with offsetting changes in reserves partially recognized in the current period, resulting in net income volatility. In addition to our dynamic hedging program, in the fourth quarter of 2017 and the first quarter of 2018, we implemented a new hedging program using static hedge positions (derivative positions intended to be held to maturity with less frequent re-balancing) to protect our statutory capital against stress scenarios. The implementation of this new program in addition to our dynamic hedge program is expected to increase the size of our derivative positions, resulting in an increase in net income volatility. The impacts are most pronounced for variable annuity products in our Individual Retirement segment. See “Business—Segment Information—Individual Retirement.”

•
GMIB reinsurance contracts. Historically, GMIB reinsurance contracts were used to cede to non-affiliated reinsurers a portion of our exposure to variable annuity products that offer a GMIB feature. We account for the GMIB reinsurance contracts as derivatives and report them at fair value. Gross reserves for GMIB reserves are calculated on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts. Accordingly, our gross reserves will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital market or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts. Because changes in the fair value of the GMIB reinsurance contracts are recorded in the period in which they occur and a majority of the changes in gross reserves for GMIB are recognized over time, net income will be more volatile.
Effect of Assumption Updates on Operating Results
Most of the variable annuity products, variable universal life insurance and universal life insurance products we offer maintain policyholder deposits that are reported as liabilities and classified within either Separate Account liabilities or policyholder account balances. Our products and riders also impact liabilities for future policyholder benefits and unearned revenues and assets for DAC and deferred sales inducements (“DSI”). The valuation of these assets and liabilities (other than deposits) are based on differing accounting methods depending on the product, each of which requires numerous assumptions and considerable judgment. The accounting guidance applied in the valuation of these assets and liabilities includes, but is not limited to, the following: (i) traditional life insurance products for which assumptions are locked in at inception; (ii) universal life insurance and variable life insurance secondary guarantees for which benefit liabilities are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments; (iii) certain product guarantees for which benefit liabilities are accrued over the life of the contract in proportion to actual and future expected policy assessments; and (iv) certain product guarantees reported as embedded derivatives at fair value.
Our actuaries oversee the valuation of these product liabilities and assets and review underlying inputs and assumptions. We comprehensively review the actuarial assumptions underlying these valuations and update assumptions during the third quarter of each year. Assumptions are based on a combination of company experience, industry experience, management actions and expert judgment and reflect our best estimate as of the date of each financial statement. Changes in assumptions can result in a significant change to the carrying value of product liabilities and assets and, consequently, the impact could be material to earnings in the period of the change. For further details of our accounting policies and related judgments pertaining to assumption updates, see Note 2 of the Notes to the Consolidated Financial Statements and “—Summary of Critical Accounting Estimates—Liability for Future Policy Benefits.”
Assumption Updates and Model Changes
In 2018, we began conducting our annual review of our assumptions and models during the third quarter, consistent with industry practice for public companies in our peer group.
Our annual review encompasses assumptions underlying the valuation of unearned revenue liabilities, embedded derivatives for our insurance business, liabilities for future policyholder benefits, DAC and DSI assets. As a result of this review, some assumptions were updated, resulting in increases and decreases in the carrying values of these product liabilities and assets.
Impact of Assumption Updates and Model Changes on Income from Continuing Operations before income taxes and Net income (loss)
The table below presents the impact of our actuarial assumption updates during 2018, 2017 and 2016 to our Income (loss) from continuing operations, before income taxes and Net income (loss):

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Impact of assumption updates on Net income (loss):
Variable annuity product features related assumption updates	$(366)	$(17)	$—
All other assumption updates	206	728	(30)
Impact of assumption updates on Income (loss) from continuing operations, before income tax	(160)	711	(30)
Income tax (expense) benefit on assumption updates	29	(249)	10
Net income (loss) impact of assumption updates	$(131)	$462	$(20)

2018 Assumption Updates
The impact of assumption updates in 2018 on Income (loss) from continuing operations, before income taxes was a decrease of $160 million and a decrease to Net income (loss) of $131 million. This includes a $366 million unfavorable impact on the reserves for our Variable annuity product features as a result of unfavorable updates to policyholder behavior, primarily annuitization assumptions, partially offset by favorable updates to economic assumptions.
The assumption changes during 2018 consisted of a decrease in Policy charges and fee income of $24 million, a decrease in Policyholders’ benefits of $673 million, an increase in Net derivative losses of $1,095 million, and a decrease in the Amortization of DAC of $286 million.
2017 Assumption Updates
The impact of the assumption updates in 2017 on Income (loss) from continuing operations, before income taxes was an increase of $711 million and an increase to Net income (loss) of approximately $462 million. This includes a $17 million unfavorable impact on the reserves for our Variable annuity product features as a result of unfavorable updates to policyholder behavior assumptions.
The assumption changes during 2017 consisted of an increase in Policyholders’ benefits of $277 million, a decrease in Amortization of DAC of $112 million, a decrease in Policy charges and fee income of $85 million and a decrease in Net derivative losses by $961 million.
2016 Assumption Updates
The impact of the assumption updates in 2016 on Income (loss) from continuing operations, before income taxes was a decrease of $30 million and a decrease to Net income (loss) of approximately $20 million. The decrease was related to our Protection Solutions segment and was primarily the result of adverse mortality assumption updates and declines in the GA portfolio earned rates.
The assumption changes during 2016 consisted of a decrease in Policyholders’ benefits of $117 million, an increase in the Amortization of DAC of $201 million and an increase in Policy charges and fee income of $54 million.
Impact of Assumption Updates and Model Changes on Pre-tax Non-GAAP Operating Earnings
The table below presents the impact on pre-tax Non-GAAP Operating earnings of our actuarial assumption updates during 2018, 2017 and 2016 by segment and Corporate and Other:

	Years Ended December 31,
	2018	2017	2016
		(in millions)
Impact of assumption updates by segment:
Individual Retirement	$59	$58	$—
Group Retirement	43	47	—
Protection Solutions	107	623	(30)
Impact of assumption updates on Corporate and Other	(3)	—	—
Total impact on pre-tax Non-GAAP Operating Earnings	$206	$728	$(30)
2018 Assumption Updates
The impact of our annual review on Non-GAAP Operating earnings in 2018 was favorable by $169 million, or $206 million before taking into consideration the tax impacts.

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

Non-GAAP Operating Earnings excludes items related to Variable annuity product features, such as changes in the fair value of the embedded derivatives associated with the GMIBNLG liability and the effect of benefit ratio unlock adjustments. Accordingly, the $366 million unfavorable impact to Net income (loss) mentioned above for 2018, comprised of a $1,095 million increase in the fair value of the GMIBNLG liability and a $729 million decrease in Policyholders’ benefits reflected in Net income (loss) are excluded from Non-GAAP Operating Earnings. After excluding these items, the net impact of assumption changes on Non-GAAP Operating Earnings in 2018 decreased Policy charges and fee income by $24 million, increased Policyholder’ benefits by $56 million, and decreased Amortization of DAC by $286 million.
2017 Assumption Updates
The impact of our assumption updates on Non-GAAP Operating Earnings in 2017 was favorable by $473 million, or $728 million before taking into consideration the tax impacts.

•	For the Individual Retirement and Group Retirement segments, the impacts primarily reflect favorable updates to the period over which DAC is amortized.

•
For the Protection Solutions segment, the impacts primarily reflect actuarial assumption updates and model changes, a maintenance expense assumption update, a mortality table update and loss recognition testing.

The Variable annuity product features reflected in Net income (loss) and excluded from Non-GAAP Operating Earnings had an unfavorable impact of $17 million, comprised of a $978 million increase in Policyholders’ benefits offset by a $504 million increase in the fair value of the GMIB reinsurance contract asset and a $457 million decrease in the fair value of the GMIBNLG liability. After excluding these items, the net impact of assumption changes on Non-GAAP Operating Earnings in 2017 decreased Policy charges and fee income by $85 million, decreased Policyholder’ benefits by $701 million, and decreased Amortization of DAC by $112 million.
2016 Assumption Updates
The impact of our assumption updates on Non-GAAP Operating Earnings in 2016 was unfavorable by $20 million, or $30 million before taking into consideration the tax impacts. The updates were all related to our Protection Solutions segment and were primarily the result of adverse mortality assumption updates and declines in the GA portfolio earned rates. There were no differences between our U.S. GAAP and Non-GAAP Operating Earnings as a result of these assumption updates.
Macroeconomic and Industry Trends
Our business and consolidated results of operations are significantly affected by economic conditions and consumer confidence, conditions in the global capital markets and the interest rate environment.
Financial and Economic Environment
A wide variety of factors continue to impact global financial and economic conditions. These factors include, among others, concerns over economic growth in the United States, continued low interest rates, falling unemployment rates, the U.S. Federal Reserve’s potential plans to further raise short-term interest rates, fluctuations in the strength of the U.S. dollar, the uncertainty created by what actions the current administration may pursue, concerns over global trade wars, changes in tax policy, global economic factors including programs by the European Central Bank and the United Kingdom’s vote to exit from the European Union and other geopolitical issues. Additionally, many of the products and solutions we sell are tax-advantaged or tax-deferred. If U.S. tax laws were to change, such that our products and solutions are no longer tax-advantaged or tax-deferred, demand for our products could materially decrease. See “Risk Factors—Legal and Regulatory Risks—Future changes in the U.S. tax laws and regulations or interpretations of the Tax Reform Act could reduce our earnings and negatively impact our business, results of operations or financial condition, including by making our products less attractive to consumers.
Stressed conditions, volatility and disruptions in the capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors. An increase in market volatility could affect our business, including through effects on the yields we earn on invested assets, changes in required reserves and capital and fluctuations in the value of our AUM, AV or AUA. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation and levels of global trade.
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
We monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, annuitization rates and lapse and surrender rates, which change in response to changes in capital market conditions, to ensure that our products and solutions remain attractive and profitable. For additional information on our sensitivity to interest rates and capital market prices, See “Quantitative and Qualitative Disclosures About Market Risk.”
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

•
National Association of Insurance Commissioners (“NAIC”). In 2015, the NAIC Financial Condition (E) Committee established a working group to study and address, as appropriate, regulatory issues resulting from variable annuity captive reinsurance transactions, including reforms that would improve the current statutory reserve and RBC framework for insurance companies that sell variable annuity products. In August 2018, the NAIC adopted the new framework developed and proposed by this working group, expected to take effect January 2020, and which has now been referred to various other NAIC committees to develop the expected full implementation details. Among other changes, the new framework includes new prescriptions for reflecting hedge effectiveness, investment returns, interest rates, mortality and policyholder behavior in calculating statutory reserves and RBC. Once effective, it could materially change the level of variable annuity reserves and RBC requirements as well as their sensitivity to capital markets including interest rate, equity markets, volatility and credit spreads. Overall, we believe the NAIC reform is moving variable annuity capital standards towards an economic framework and is consistent with how we manage our business.

•
Fiduciary Rules/ “Best Interest” Standards of Conduct. In the wake of the March 2018 federal appeals court decision to vacate the DOL Rule, the SEC and NAIC as well as state regulators are currently considering whether to apply an impartial conduct standard similar to the DOL Rule to recommendations made in connection with certain annuities and, in one case, to life insurance policies. For example, the NAIC is actively working on a proposal to raise the advice standard for annuity sales and in July 2018, the NYDFS issued a final version of Regulation 187 that adopts a “best interest” standard for recommendations regarding the sale of life insurance and annuity products in New York.

Regulation 187 takes effect on August 1, 2019 with respect to annuity sales and February 1, 2020 for life insurance sales and is applicable to sales of life insurance and annuity products in New York. In November 2018, the primary agent groups in New York launched a legal challenge against the NYDFS over the adoption of Regulation 187. It is not possible to predict whether this challenge will be successful. We are currently assessing Regulation 187 to determine the impact it may have on our business. Beyond the New York regulation, the likelihood of enactment of any such state-based regulation is uncertain at this time, but if implemented, these regulations could have adverse effects on our business and consolidated results of operations.

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

Impact of the Tax Reform Act
On December 22, 2017, President Trump signed into law the Tax Reform Act, a broad overhaul of the U.S. Internal Revenue Code that changed long-standing provisions governing the taxation of U.S. corporations, including life insurance companies.
The Tax Reform Act reduced the federal corporate income tax rate to 21% and repealed the corporate Alternative Minimum Tax (“AMT”) while keeping existing AMT credits. It also contained measures affecting our insurance companies, including changes to the DRD, insurance reserves and tax DAC, and measures affecting our international operations. As a result of the Tax Reform Act, our Net Income and Non-GAAP Operating Earnings has improved and the tax liability on the earnings of our foreign subsidiaries has decreased.
In August 2018, the NAIC adopted changes to the RBC calculation, including the C-3 Phase II Total Asset Requirement for variable annuities, to reflect the 21% corporate income tax rate in RBC, which resulted in a reduction to our Combined RBC Ratio.
Overall, the Tax Reform Act had a net positive economic impact on us and we continue to monitor regulations related to this reform.
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
We estimate that the aggregate amount of the one-time expenses described above will be between approximately $300 million and $350 million, of which $213 million and $93 million was incurred in 2018 and 2017, respectively. Furthermore, additional one-time expenses will be incurred when AXA ceases to own at least a majority of our outstanding common stock. See “Risk Factors—Risks Relating to Our Controlling Stockholder—We may fail to replicate or replace functions, systems and infrastructure provided by AXA or certain of its affiliates (including through shared service contracts) or lose benefits from AXA’s global contracts, and AXA and its affiliates may fail to perform the services provided for in the Transitional Services Agreement” and “Risk Factors—Risks Relating to Our Controlling Stockholder—Costs associated with any rebranding that we expect to undertake after AXA ceases to own at least a majority of our outstanding common stock could be significant.”

Productivity Strategies
Retirement and Protection Businesses
We continue to build upon our productivity improvements through which we have delivered more than $350 million in efficiency improvements from 2012 through 2017. Our productivity strategy includes several initiatives, including relocating some of our real estate footprint away from the New York metropolitan area, replacing or updating less efficient legacy technology infrastructure and expanding existing outsourcing arrangements, which we believe will reduce costs and improve productivity.
We anticipate that the savings from these initiatives will offset any incremental ongoing expenses that we incur as a standalone company, and we expect these initiatives to improve our operating leverage, increasing our Non-GAAP Operating Earnings by approximately $75 million pre-tax per annum by 2020.
Investment Management and Research Business
AB has announced that it will establish its corporate headquarters in and relocate approximately 1,050 jobs located in the New York metro area to, Nashville, Tennessee. For more detail on the costs and expense savings AB expects to incur as a result of this relocation, see AB’s Annual Report on Form 10-K for the year ended December 31, 2018.
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

•	Investment (gains) losses, which includes other-than-temporary impairments of securities, sales or disposals of securities/investments, realized capital gains/losses and valuation allowances;

•	Goodwill impairment, which includes a write-down of goodwill in 2017.

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

•
Income tax expense (benefit) related to the above items and non-recurring tax items, which includes the effect of uncertain tax positions for a given audit period, permanent differences due to goodwill impairment and the Tax Reform Act.

Because Non-GAAP Operating Earnings excludes the foregoing items that can be distortive or unpredictable, management believes that this measure enhances the understanding of the Company’s underlying drivers of profitability and trends in our business, thereby allowing management to make decisions that will positively impact our business.
We use our prevailing corporate federal income tax rate of 21%, 35% and 35% in 2018, 2017 and 2016, respectively, while taking into account any non-recurring differences for events recognized differently in our financial statements and federal income tax returns as well as partnership income taxed at lower rates when reconciling Net income (loss) attributable to Holdings to Non-GAAP Operating Earnings.
The table below presents a reconciliation of Net income (loss) attributable to Holdings to Non-GAAP Operating Earnings for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Net income (loss) attributable to Holdings	$1,820	$834	$1,254
Adjustments related to:
Variable annuity product features	(70)	1,107	2,143
Investment (gains) losses	86	191	(1,983)
Goodwill impairment	—	369	—
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	215	135	140
Other adjustments (1)	299	119	(7)
Income tax expense (benefit) related to above adjustments	(111)	(644)	(93)
Non-recurring tax items	(73)	(76)	(63)
Non-GAAP Operating Earnings	$2,166	$2,035	$1,391
___________

(1)	“Other adjustments” includes separation costs of $213 million and $93 million in 2018 and 2017, respectively.

Non-GAAP Operating ROE and Non-GAAP Operating ROC by Segment
We plan to report Non-GAAP Operating ROE beginning in the second quarter 2019, and we currently report Non-GAAP Operating ROC by segment for our Individual Retirement, Group Retirement and Protection Solutions segments, each of which is a Non-GAAP financial measure used to evaluate our recurrent profitability on a consolidated basis and by segment, respectively.
We calculate Non-GAAP Operating ROE by dividing Non-GAAP Operating Earnings by consolidated average equity attributable to Holdings, excluding Accumulated Other Comprehensive Income (“AOCI”) and Non-controlling interest (“NCI”). We calculate Non-GAAP Operating ROC by segment by dividing operating earnings (loss) on a segment basis by average capital on a segment basis, excluding AOCI and NCI, as described below. AOCI fluctuates period-to-period in a manner inconsistent with our underlying profitability drivers as the majority of such fluctuation is related to the market volatility of the unrealized gains and losses associated with our available for sale (“AFS”) securities. Therefore, we believe excluding AOCI is more effective for analyzing the trends of our operations. We do not calculate Non-GAAP Operating ROC by segment for our Investment Management & Research segment because we do not manage that segment from a return of capital perspective. Instead, we use metrics more directly applicable to an asset management business, such as AUM, to evaluate and manage that segment.
For Non-GAAP Operating ROC by segment, capital components pertaining directly to specific segments such as DAC along with targeted capital are directly attributed to these segments. Targeted capital for each segment is established using assumptions supporting statutory capital adequacy levels (including CTE98). To enhance the ability to analyze these measures across periods, interim periods are annualized. Non-GAAP Operating ROE and Non-GAAP Operating ROC by segment should not be used as substitutes for ROE.
The following table sets forth Non-GAAP Operating ROC by segment for our Individual Retirement, Group Retirement and Protection Solutions segments for the years ended December 31, 2018 and 2017.

	Individual Retirement	Group Retirement	Protection Solutions
	(in millions)
Year Ended December 31, 2018
Operating earnings	$1,555	$389	$197
Average capital (2)	$6,921	$1,227	$2,656
Non-GAAP Operating ROC	22.5%	31.7%	7.4%

Year Ended December 31, 2017
Operating earnings (1)	$1,252	$283	$502
Average capital (2)	$6,912	$1,154	$2,761
Non-GAAP Operating ROC	18.1%	24.5%	18.2%
_____________

(1)	Protection Solutions was favorably impacted by non-recurring items in 2017.

(2)
For average capital amounts by segment, capital components pertaining directly to specific segments such as DAC along with targeted capital are directly attributed to these segments. Targeted capital for each segment is established using assumptions supporting statutory capital adequacy levels (including CTE98).

Non-GAAP Operating Earnings Per Share
Non-GAAP Operating Earnings Per Share (“Non-GAAP EPS”) is calculated by dividing Non-GAAP Operating Earnings by diluted common shares outstanding. The following table sets forth Non-GAAP Operating EPS for the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,
	2018	2017	2016
	(per share amounts)
Net income (loss) attributable to Holdings	$3.27	$1.49	$2.24
Adjustments related to:
Variable annuity product features	(0.13)	1.97	3.82
Investment (gains) losses	0.15	0.34	(3.53)
Goodwill impairment	—	0.66	—
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	0.39	0.24	0.25
Other adjustments	0.54	0.22	(0.02)
Income tax expense (benefit) related to above adjustments	(0.20)	(1.15)	(0.17)
Non-recurring tax items	(0.13)	(0.14)	(0.11)
Non-GAAP Operating Earnings	$3.89	$3.63	$2.48

___________

(1)	“Other adjustments” includes separation costs of $0.38 and $0.17 in 2018 and 2017, respectively.

Assets Under Management
AUM means investment assets that are managed by one of our subsidiaries and includes: (i) assets managed by AB; (ii) the assets in our General Account investment portfolio; and (iii) the Separate Account assets of our Individual Retirement, Group Retirement and Protection Solutions businesses. Total AUM reflects exclusions between segments to avoid double counting.
Assets Under Administration
AUA includes non-insurance client assets that are invested in our savings and investment products or serviced by our AXA Advisors platform. We provide administrative services for these assets and generally record the revenues received as distribution fees.
Account Value
AV generally equals the aggregate policy account value of our retirement products. General Account AV refers to account balances in investment options that are backed by the General Account while Separate Accounts AV refers to Separate Accounts investment assets.
Protection Solutions Reserves
Protection Solutions Reserves equals the aggregate value of Policyholders’ account balances and Future policy benefits for policies in our Protection Solutions segment.
Consolidated Results of Operations
Our consolidated results of operations are significantly affected by conditions in the capital markets and the economy because we offer market sensitive products. These products have been a significant driver of our results of operations. Because the future claims exposure on these products is sensitive to movements in the equity markets and interest rates, we have in place various hedging and reinsurance programs that are designed to mitigate the economic risks of movements in the equity markets and interest rates. The volatility in Net income attributable to Holdings for the periods presented below results from the mismatch between: (i) the change in carrying value of the reserves for GMDB and certain GMIB features that do not fully and immediately reflect the impact of equity and interest market fluctuations; and (ii) the change in fair value of products with the GMIB feature that has a no-lapse guarantee, and our hedging and reinsurance programs.
Reclassification of DAC Capitalization
During the fourth quarter of 2018, we revised our presentation of the capitalization of deferred acquisition costs (“DAC”) in the consolidated statements of income for all prior periods presented herein by netting the capitalized amounts within the applicable expense line items, such as Compensation and benefits, Commissions and distribution plan payments, and Other operating costs and expenses. Previously, the capitalized amounts were netted within the Amortization of deferred acquisition costs. There was no impact on Net income (loss) or Non-GAAP Operating Earnings of this reclassification.
The reclassification adjustments for the years ended December 31, 2017 and 2016 are presented in the table below. Capitalization of DAC reclassified to Compensation and benefits, Commissions and distribution plan payments, and Other operating costs and expenses reduced the amounts previously reported in those expense line items, whereas the capitalization of DAC reclassified from the Amortization of deferred policy acquisition costs line item increases that expense line item.

	December 31,
	2017				2016
	Individual Retirement	Group Retirement	Protection Solutions	Consoli- dated	Individual Retirement	Group Retirement	Protection Solutions		Consoli- dated
	(in millions)
Reductions to expense line items:
Commissions and distribution plan payments	$328	$55	$140	$523	$347	$54	$135		$537
Compensation and benefits, interest expense, and other operating costs and expenses	73	31	60	164	74	28	58		160
Total reductions	$401	$86	$200	$687	$421	$82	$193		$697

Increase to expense line item:
Amortization of deferred policy acquisition costs	$401	$86	$200	$687	$421	$82	$193	+	$697
Ownership and Consolidation of AllianceBernstein
Our indirect, wholly owned subsidiary, AllianceBernstein Corporation, is the General Partner of AB. Accordingly, AB is consolidated in our financial statements, and its results are fully reflected in our consolidated financial statements.
As of December 31, 2018, 2017 and 2016, our economic interest in AB was approximately 65%, 47% and 46%, respectively. On April 23, 2018, Holdings purchased: (i) 8,160,000 AB Units from Coliseum Reinsurance Company; and (ii) all of the issued and outstanding shares of common stock of AXA IM Holding US, which owns 41,934,582 AB Units. In 2018 and 2017, Holdings purchased 254,675 and 2,312,163 AB Holdings units, respectively, from a former AB executive.
Consolidated Results of Operations
The following table summarizes our consolidated statements of income (loss) for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$3,824	$3,693	$3,729
Premiums	1,094	1,124	1,083
Net derivative gains (losses)	(231)	214	(1,848)
Net investment income (loss)	2,693	3,082	2,665
Investment gains (losses), net:
Total other-than-temporary impairment losses	(42)	(15)	(68)
Other investment gains (losses), net	(44)	(176)	2,051
Total investment gains (losses), net	(86)	(191)	1,983
Investment management and service fees	4,268	4,093	3,749
Other income	516	445	402
Total revenues	12,078	12,460	11,763

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	2,915	4,366	3,342
Interest credited to policyholders’ account balances	1,090	995	967
Compensation and benefits	2,079	1,980	1,965
Commissions and distribution related payments	1,160	1,081	1,000
Interest expense	231	160	174
Amortization of deferred policy acquisition costs	333	503	779
Other operating costs and expenses	1,809	2,069	1,509
Total benefits and other deductions	9,617	11,154	9,736
Income (loss) from continuing operations, before income taxes	2,461	1,306	2,027
Income tax (expense) benefit	(307)	(49)	(378)
Net income (loss)	2,154	1,257	1,649
Less: net (income) loss attributable to the noncontrolling interest	(334)	(423)	(395)
Net income (loss) attributable to Holdings	$1,820	$834	$1,254

EARNINGS PER SHARE
Earnings per share - common stock:
Basic	$3.27	$1.49	$2.24
Diluted	$3.27	$1.48	$2.24
Weighted average common shares outstanding (in millions):
Basic	556.4	561.0	561.0
Diluted	556.5	561.0	561.0
The following table summarizes our Non-GAAP Operating EPS share for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Non-GAAP Operating Earnings	$2,166	$2,035	$1,391

NON-GAAP OPERATING EARNINGS PER SHARE
Non-GAAP Operating EPS - common stock:
Basic	$3.89	$3.63	$2.48
Diluted	$3.89	$3.63	$2.48
The following discussion compares the results for the year ended December 31, 2018 to the year ended December 31, 2017 and the results for the year ended December 31, 2017 to the year ended December 31, 2016.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
Net Income Attributable to Holdings
Net income (loss) attributable to Holdings increased by $986 million, to $1,820 million during 2018 from $834 million in 2017 primarily driven by the following notable items:

•
Policyholders’ benefits decreased by $1,451 million mainly due to the favorable impact of assumption updates in 2018 compared to the unfavorable impact of assumption updates in 2017, combined with the favorable impact of rising interest rates, partially offset by the impact of equity market declines affecting our GMxB liabilities.

•
Revenue from fees and related items ("Fee-type revenue"), including Policy charges and fee income, Premiums, Investment Management service fees and Other income, increased by $347 million mainly driven by our Investment Management and Research segment, primarily due to higher base fees reflecting an increase in average AUM of 5.1% and an increase in performance fees. Fee-type revenue also increased due to higher average Separate Accounts AV in our Individual Retirement, Group Retirement and Protection Solutions segments and from a more unfavorable impact of assumption updates in 2017 compared to 2018, higher cost of insurance charges and premiums from our Protection Solutions segment.

•	Amortization of deferred policy acquisition costs decreased by $170 million mainly due to the favorable impact of assumption updates in 2018.

•
Compensation, benefits and other operating expenses decreased by $161 million mainly due to a non-recurring goodwill impairment charge in 2017 resulting from the Company's adoption of new accounting guidance for goodwill on January 1, 2017, partially offset by higher IPO related separation costs. Additionally, offsetting the decrease, Compensation and benefits increased due to the loss resulting from the annuity purchase transaction and partial settlement of the employee pension plan in 2018.

•	Total investment gains (losses), net increased by $105 million primarily due to the sale of fixed maturities.
Partially offsetting this increase were the following notable items:

•	Net derivative gains (losses) decreased by $445 million mainly due to the unfavorable impact of assumption updates in 2018 compared to the favorable impact of assumption updates in 2017.

•
Net investment income (loss) decreased by $389 million mainly due to a change in the market value of trading securities supporting our variable annuity products and AB securities due to higher interest rates.

•	Interest credited to policyholders’ account balances increased by $95 million primarily driven by higher SCS AV due to new business growth.

•	Commissions and distribution related payments increased by $79 million mainly driven by higher revenue from AXA Advisors' broker-dealer resulting from higher average AUA.

•	Interest expense increased by $71 million due to the incurrence of $3.8 billion of indebtedness in 2018 and higher repurchase agreement costs.

•
Income tax expense increased by $258 million driven by an increase in pre-tax income and a one-time tax benefit in 2017 related to the conclusion of an IRS audit for tax years 2008 and 2009, partially offset by a lower effective tax rate due to the Tax Reform Act as well as an impairment of goodwill in 2017.

See “Assumption Updates and Model Changes” for more information regarding assumption updates.
Non-GAAP Operating Earnings
Non-GAAP Operating Earnings increased by $131 million to $2,166 million during 2018 from $2,035 million in 2017 primarily driven by the following notable items:

•
Fee-type revenue increased by $426 million mainly due to our Investment Management and Research segment reflecting higher base fees resulting from an increase in average AUM of 5.1% from equity markets and the positive impact of adopting a new revenue recognition standard (ASC 606) in 2018, which accelerated the recognition of certain performance-based fees. Fee-type revenue also increased due to higher average Separate Accounts AV of our Individual and Group Retirement and Protection Solutions segments and a more unfavorable impact of assumption updates in 2017 compared to 2018, higher cost of insurance charges and premiums from our Protection Solutions segment.

•	Amortization of DAC decreased by $162 million mainly due to favorable impact of assumption updates in 2018.

•	Net investment income increased by $56 million mainly due to the General Account investment portfolio optimization and higher asset balances.

•	Income tax expense decreased by $297 million driven by a lower effective tax rate due to the Tax Reform Act as well as lower pre-tax income.
Partially offsetting this increase were the following notable items:

•	Investment gains (losses), net including derivative gains (losses) decreased by $418 million mainly due to a $457 million decrease in our Individual Retirement segment as interest rates rose in 2018.

•
Policyholders’ benefits increased by $130 million primarily due to the favorable impact from assumption updates and model changes in 2017 as compared to an unfavorable impact of assumption updates in 2018, combined with higher mortality experience in our Protection Solutions segment, partially offset by a decrease in our Individual Retirement segment and in Corporate and Other. The decrease in our Individual Retirement segment reflected an improvement in GMxB results, partially offset by a decrease in Investment gains (losses), net including derivative gains (losses) as interest rates rose in 2018.

•	Interest credited to policyholders’ account balances increased by $95 million mainly driven by our Individual Retirement segment, reflecting higher SCS AV due to growth in product sales.

•	Interest expense increased by $87 million due to the incurrence of $3.8 billion of indebtedness in 2018 and higher repurchase agreement costs.

•	Commissions and distribution related payments increased by $78 million mainly driven by higher revenue from AXA Advisors broker-dealer resulting from higher average AUA.

•
Compensation, benefits and other operating costs and expenses increased by $70 million mainly due to an increase in our Investment Management and Research segment driven by higher compensation resulting from higher fees, partially offset by a decrease of $9 million as a result of productivity initiatives.

See “Assumption Updates and Model Changes” for more information regarding assumption updates.
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
Net Income Attributable to Holdings
The $420 million decrease in net income attributable to Holdings to $834 million during 2017 from $1,254 million in 2016 primarily driven by the following notable items:

•
Lower investment gains of $2.2 billion mainly due to a non-recurring $1,857 million realized gain on the sale of two real estate properties in New York City for the year ended 2016, and losses of $200 million in 2017 mainly due to the disposal of our commercial-mortgage backed securities portfolio and the sale of U.S. Treasury securities.

•
Increase in Policyholders’ benefits of $1.0 billion due to reserve increases of $1.5 billion for our Individual Retirement products mainly driven by policyholder behavior benefit ratio unlock adjustments, partially offset by $491 million in our Protection Solutions segment mainly driven by $700 million positive impact in 2017 from assumption updates and model changes compared to $117 million in 2016 and $27 million from other routine updates partially offset by a $187 million increase in net death claims. 2017 included the full reserve release of $677 million following assumption updates and model changes in the fourth quarter of 2017 and $92 million from a change in premium funding assumptions, partially offset by $70 million from a mortality table update. 2016 was mainly driven by a $106 million change in premium funding assumptions.

•
Increase in Compensation and benefits and Other operating costs and expenses of $575 million mainly reflecting the recognition of a goodwill impairment charge, reflected in Other operating costs and expenses, of $369 million due to the Company’s early adoption on January 1, 2017 of new accounting guidance for goodwill, and $165 million from our Investment Management and Research segment reflecting higher compensation and benefits, as well as higher operating expenses.

Partially offsetting this decrease were the following notable items:

•
An increase in Net derivative gains (losses) of $2.1 billion mainly due to $1.7 billion of increased gains due to our GMxB liability carried at fair value, and $400 million from GMxB derivatives reflecting gains on Interest rate partially offset by higher equity return leading to higher losses.

•	Net investment income increased by $417 million primarily due to trading securities driven primarily by increased SCS holdings and AB trading activity.

•
Fee-type revenue increased by $392 million mainly driven by a $283 million increase in our Investment Management and Research segment primarily due to higher base fees reflecting an increase in average AUM and the impact of a shift in distribution channel mix from Institutions to Retail and Private Wealth Management, which generally have higher fees, and higher performance fees. In addition, our Individual and Group Retirement and Protection Solutions segments were positively impacted by higher average AV from net flows and higher equity markets, which was partially offset by the adverse impact of a change in mortality table and model updates in 2017 in our Protection Solutions segment.

•
Lower Amortization of DAC of $276 million in 2017 driven by a decrease across all segments. Our Protection Solutions segment decreased by $177 million mainly due to the impact of model changes and assumptions updates for $224 million (a $23 million decrease in 2017 compared to a $201 million increase in 2016). In 2017, the $23 million decrease included: (i) $204 million positive impact from a mortality table update; (ii) $54 million decrease from a maintenance expense assumption update to reflect actual experience, partially offset by; (iii) a $245 million DAC write-off related to our loss recognition testing of certain permanent life products due to low interest rates; and (iv) $61 million from the update of General Account spread and yield assumptions. In 2016, the $201 million increase included: (i) $182 million increase from lower interest rates; and (ii) a $28 million increase from an update in premium funding assumptions. Group Retirement was $24 million lower reflecting assumption updates to reflect higher persistency. Corporate and Other decreased by $48 million primarily driven by Closed Block amortization of DAC decreasing by $36 million, primarily reflecting reactivity to lower gross results in 2017.

•
Decrease of $329 million in income tax expense primarily driven by lower pre-tax income and the favorable settlement of an IRS audit for tax years 2008 and 2009 in 2017, partially offset by the impairment of goodwill in 2017.

Non-GAAP Operating Earnings
Our consolidated Non-GAAP Operating Earnings was favorably impacted during 2017 by several discrete actuarial assumption updates and model changes in our Protection Solutions segment.
Non-GAAP Operating Earnings increased $644 million to $2,035 million during 2017 from $1,391 million in 2016 primarily driven by the following notable items:

•	Increase in Net derivative gains of $346 million primarily due to GMxB derivative gains due to decreasing interest rates in 2017 compared to 2016.

•
Fee-type revenue increased by $391 million mainly due to a $283 million increase in our Investment Management and Research segment due to higher base fees of $205 million reflecting an increase in average AUM and the impact of a shift in distribution channel mix from Institutions to Retail and Private Wealth Management, which generally have higher fees, and an increase in performance fees of $62 million, and an increase of $229 million in our Individual Retirement and Group Retirement segments mainly due to higher AV reflecting the impact of higher equity markets. This increase was partly offset by a decrease of $159 million in our Protection Solutions segment primarily due to the adverse impact of a change in mortality table and model updates in 2017.

•
Decrease in Amortization of DAC of $280 million in 2017 driven by a decrease across all segments. Our Protection Solutions segment decreased by $184 million. This decrease was mainly due to the impact of model changes and assumption updates of $224 million (a $23 million decrease in 2017 compared to a $201 million increase in 2016). In 2017, the $23 million decrease included: (i) the positive impact from a mortality table update; (ii) a decrease from a maintenance expense assumption update to reflect actual experience; partially offset by: (iii) a DAC write-off related to our loss recognition testing of certain permanent life products due to low interest rates; and (iv) the update of General Account spread and yield assumptions. In 2016, the $201 million increase was driven by lower interest rates, and an update in premium funding assumptions. Group Retirement was $26 million lower reflecting assumption updates to reflect higher persistency. Corporate and Other decreased by $36 million primarily driven by Closed Block amortization of DAC primarily reflecting reactivity to lower gross margin in 2017.

•	Net investment income increased by $241 million mainly due to higher equity method investments and higher asset base.
Partially offsetting this increase were the following notable items:

•
Policyholders’ benefits increased by $155 million mainly driven by a $648 million increase in GMxB policyholder benefits, partially offset by a $491 million decrease in our Protection Solutions segment. This decrease was mainly driven by a $700 million positive impact in 2017 from assumption updates and model changes (compared to $117 million in 2016) and from other routine updates, partially offset by adverse mortality experience. 2017 included a full reserve release following assumption updates and model changes in the fourth quarter and a change in premium funding assumptions, partially offset by the mortality table update. 2016 was mainly driven by a change in premium funding assumptions.

•	Compensation and benefits and Other operating costs and expenses increased by $59 million mainly driven by business growth in our Investment Management and Research segment.

•	Increase of $237 million in income tax expense primarily driven by higher pre-tax income.
See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding assumption updates.
Results of Operations by Segment
We manage our business through the following four segments: Individual Retirement, Group Retirement, Investment Management and Research and Protection Solutions. We report certain activities and items that are not included in our four segments in Corporate and Other. The following section presents our discussion of operating earnings (loss) by segment and AUM, AV and Protection Solutions Reserves by segment, as applicable. Consistent with U.S. GAAP guidance for segment reporting, operating earnings (loss) is our U.S. GAAP measure of segment performance. See Note 19 of the Notes to the Consolidated Financial Statements for further information on the Company’s segments.
The following table summarizes operating earnings (loss) by segment and Corporate and Other for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Operating earnings (loss) by segment:
Individual Retirement	$1,555	$1,252	$1,167
Group Retirement	389	283	167
Investment Management and Research	381	211	161
Protection Solutions	197	502	77
Corporate and Other	(356)	(213)	(181)
Non-GAAP Operating Earnings	$2,166	$2,035	$1,391
Effective Tax Rates by Segment
For 2018, Income tax expense was allocated to the Company’s business segments using a 16% effective tax rate (“ETR”) for our retirement and protection businesses (Individual Retirement, Group Retirement, and Protection Solutions) and a 24% ETR for Investment Management and Research. While additional tax benefits in 2018 lowered the ETR for our retirement and protection businesses, we continue to expect the ETR for these segments to be 18% in the future. We anticipate that the Investment Management and Research segment will have an ETR of approximately 27% in the future due to an increase in state income taxes.
Individual Retirement
The Individual Retirement segment includes our variable annuity products which primarily meet the needs of individuals saving for retirement or seeking retirement income.

The following table summarizes operating earnings of our Individual Retirement segment for the periods presented:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Operating earnings	$1,555	$1,252	$1,167

Key components of operating earnings are:

REVENUES
Policy charges, fee income and premiums	$2,124	$2,116	$1,981
Net investment income	981	865	696
Investment gains (losses), net including derivative gains (losses)	197	654	326
Investment management, service fees and other income	752	739	700
Segment revenues	$4,054	$4,374	$3,703

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits	$1,073	$1,667	$1,019
Interest credited to policyholders' account balances	229	174	176
Commissions and distribution related payments	291	281	260
Amortization of deferred policy acquisition costs	186	108	140
Compensation, benefits and other operating costs and expenses	415	450	481
Interest expense	—	—	—
Segment benefits and other deductions	$2,194	$2,680	$2,076
The following table summarizes AV for our Individual Retirement segment as of the dates indicated:

	As of December 31,
	2018	2017	2016
	(in millions)
AV
General Account	$20,631	$19,059	$15,384
Separate Accounts	73,958	84,364	78,220
Total AV	$94,589	$103,423	$93,604
The following table summarizes a roll-forward of AV for our Individual Retirement segment for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Balance as of beginning of period	$103,423	$93,604	$88,357
Gross premiums	7,893	7,786	7,960
Surrenders, withdrawals and benefits	(9,091)	(7,854)	(6,780)
Net flows	(1,198)	(68)	1,180
Investment performance, interest credited and policy charges	(7,636)	9,887	4,067
Balance as of end of period	$94,589	$103,423	$93,604

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017 for the Individual Retirement Segment
Operating earnings
Operating earnings increased $303 million to $1,555 million during 2018 from $1,252 million in 2017 primarily attributable to the following:

•	Increase in Net investment income of $116 million resulting from higher asset balances mainly driven by higher SCS gross premiums and General Account investment portfolio optimization.

•	Improvement in GMxB results of $76 million primarily due to assumption updates in 2018 and 2017.

•	An increase in non-GMxB net derivative gains of $65 million primarily due to Separate Accounts fee hedge losses in 2017 that were not repeated in 2018.

•	Operating expense decreased by $35 million due to productivity initiatives.

•	Fee-type revenue increased by $29 million mainly due to higher average Separate Accounts AV.

•	Decrease in income tax expense of $130 million driven by a lower effective tax rate due to the Tax Reform Act, partially offset by higher pre-tax operating earnings.
The increase was partially offset by:

•	Amortization of DAC increased by $78 million primarily due to the favorable impact of assumption updates in 2018.

•	Increase in Interest credited to policyholders’ account balances of $55 million primarily driven by higher SCS AV due to new business growth.
See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding assumption updates.
Net Flows and AV

•	The decrease in AV of $8.8 billion in 2018 was due primarily to lower equity markets and net outflows in our older fixed-rate GMxB block.

•
Net outflows of $1.2 billion were $1.1 billion higher than in 2017, mainly driven by $4.1 billion of outflows on our older fixed-rate GMxB block, which were partially offset by $2.9 billion of inflows on our newer, less capital-intensive products.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016 for the Individual Retirement Segment
Operating earnings
Operating earnings increased $85 million to $1,252 million during 2017 from $1,167 million in 2016 primarily attributable to the following:

•	Increase in Fee-type revenue of $174 million due to higher AV from higher equity market performance in 2017, and higher premium income from payout annuities.

•	Increase in Net investment income of $169 million primarily due to equity method investments and higher assets.

•	Decrease in DAC amortization of $32 million due primarily to an update of our lapse and withdrawal assumptions for our variable annuity products with GMxB features in 2017.

•	Increase of $40 million in operating earnings due to higher SCS AV driven by higher gross premiums.

•	Decrease in operating expenses of $31 million due to company-wide efficiency actions.
The increase was partially offset by:

•
Net decrease of $320 million in operating earnings, consisting of a $648 million increase in Policyholders’ benefits partially offset by a $328 million increase in derivative gains. 2016 Policyholders’ benefits were below normal levels due to: (i) an assumption update in our in-force block related to buyout offers that reduced future benefits; and (ii) favorable withdrawal activity relative to expectations that did not reoccur in 2016.

Net Flows and AV

•
Net outflows of $68 million were $1.2 billion higher than in 2016, driven by a $1.1 billion increase in surrenders, withdrawals and benefits mainly coming from our fixed-rate GMxB business, and a $174 million decrease in gross premiums mainly due to the DOL Rule’s impact on sales by certain third-party firms.

•	Increase in AV of $9.8 billion year-over-year driven primarily by equity market performance.
Group Retirement
The Group Retirement segment offers tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses.
The following table summarizes operating earnings of our Group Retirement segment for the periods presented:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Operating earnings	$389	$283	$167

Key components of operating earnings are:

REVENUES
Policy charges, fee income and premiums	$271	$248	$217
Net investment income	552	528	444
Investment gains (losses), net including derivative gains (losses)	2	(8)	(10)
Investment management, service fees and other income	194	174	150
Segment revenues	$1,019	$942	$801

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$4	$—	$1
Interest credited to policyholders’ account balances	290	282	267
Commissions and distribution related payments	42	38	38
Amortization of deferred policy acquisition costs	(7)	23	49
Compensation, benefits and other operating costs and expenses	225	230	229
Interest expense	—	—	—
Segment benefits and other deductions	$554	$573	$584
The following tables summarize AV for our Group Retirement segment as of the dates indicated:

	As of December 31,
	2018	2017	2016
	(in millions)
AV
General Account	$11,619	$11,319	$10,999
Separate Accounts	20,782	22,587	19,139
Total AV	$32,401	$33,906	$30,138

The following table summarizes a roll-forward of AV for our Group Retirement segment for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Balance as of beginning of period	$33,906	$30,138	$27,757
Gross premiums	3,383	3,205	3,137
Surrenders, withdrawals and benefits	(3,287)	(2,938)	(2,458)
Net flows	96	267	679
Investment performance, interest credited and policy charges	(1,601)	3,501	1,702
Balance as of end of period	$32,401	$33,906	$30,138
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017 for the Group Retirement Segment
Operating earnings
Operating earnings increased $106 million to $389 million during 2018 from $283 million in 2017.
The increase is primarily attributable to the following:

•	Fee-type revenue increased by $43 million mainly due to higher average Separate Accounts AV.

•	Amortization of DAC decreased by $30 million mainly due to the favorable impact of assumption updates in 2018 related to higher persistency.

•	Net investment income increased by $24 million primarily due to the positive impact of our GA investment portfolio optimization.

•	Increase in Investment gains (losses), net including derivative gains (losses) of $10 million was due to losses from derivatives in 2017 that were not repeated in 2018.

•	Decrease in income tax expense of $11 million driven by a lower effective tax rate due to the Tax Reform Act, partially offset by higher pre-tax operating earnings.

This increase was partially offset by the following:

•	Increase in the total of Interest credited to policyholders’ account balances and Commissions and distribution related payments of $12 million was primarily due to new business and AV growth.
See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding assumption updates.
Net Flows and AV

•	The decrease in AV of $1.5 billion in 2018 was primarily due to lower equity markets.

•
Net inflows of $96 million were $171 million lower than in 2017, driven by one-time plan de-conversions, partially offset by an increase of $183 million in gross premiums, reflecting improved client engagement.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016 for the Group Retirement Segment
Operating earnings
Operating earnings increased by $116 million to $283 million during 2017 from $167 million in 2016. The increase was primarily attributable to the following:

•	Higher Fee-type revenue of $55 million due to positive net flows of $267 million and higher equity markets in 2017.

•	Increase in Net investment income of $84 million due to higher income from alternative investments and higher assets.

•	Decrease of $26 million in DAC amortization due to the adjustment of our assumptions for DAC amortization, lengthening the amortization period due to higher persistency.
This increase was partially offset by the following:

•	Higher Interest credited to policyholder account balances of $15 million due to higher average General Account AV.

•	Higher taxes of $39 million driven by higher pre-tax operating income.
Net Flows and AV

•
Net inflows of $267 million were $412 million lower than in 2016, driven primarily by a $475 million increase in surrenders, withdrawals and benefits, partially offset by a $63 million increase in gross premiums in the 403(b) market through AXA Advisors’ distribution network.

•	Increase in AV of $3.8 billion year-over-year driven primarily by higher equity markets.
Investment Management and Research
The Investment Management and Research segment provides diversified investment management, research and related services to a broad range of clients around the world. Operating earnings (loss), net of tax, presented here represents our economic interest, in AB of approximately 65%.
The following table summarizes operating earnings of our Investment Management and Research segment for the periods presented.

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Operating earnings	$381	$211	$161

Key components of Operating Earnings are:

REVENUES
Policy charges, fee income and premiums	$—	$—	$—
Net investment income	(10)	60	52
Investment gains (losses), net including derivative gains (losses)	12	(24)	(16)
Investment management, service fees and other income	3,409	3,180	2,897
Segment revenues	$3,411	$3,216	$2,933

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$—	$—	$—
Interest credited to policyholders’ account balances	—	—	—
Commissions and distribution related payments	427	415	372
Amortization of deferred policy acquisition costs	—	—	—
Compensation, benefits and other operating costs and expenses	2,115	2,036	1,933
Interest expense	8	6	3
Segment benefits and other deductions	$2,550	$2,457	$2,308
Changes in AUM in the Investment Management and Research segment for the periods presented were as follows:

	Years Ended December 31,
	2018	2017	2016
	(in billions)
Balance as of beginning of period	$554.5	$480.2	$467.4
Long-term flows
Sales/new accounts	93.8	78.7	73.0
Redemptions/terminations	(87.6)	(60.7)	(65.8)
Cash flow/unreinvested dividends	(14.3)	(4.8)	(17.0)
Net long-term (outflows) inflows	(8.1)	13.2	(9.8)

	Years Ended December 31,
	2018	2017	2016
	(in billions)
Acquisition	—	—	2.5
AUM adjustment (1)	—	—	(3.0)
Market appreciation (depreciation)	(30.0)	61.1	23.1
Net change	(38.1)	74.3	12.8
Balance as of end of period	$516.4	$554.5	$480.2
_______________

(1)
During the second quarter of 2016, we removed $3.0 billion of Customized Retirement Solutions assets from AUM as our investment management services transitioned to consulting services. In addition, we previously made minor adjustments to reported AUM for reporting methodology changes that do not represent inflows or outflows.

Average AUM in the Investment Management and Research segment for the periods presented by distribution channel and investment services were as follows:

	Years Ended December 31,
	2018	2017	2016
	(in billions)
Distribution Channel:
Institutions	$258.1	$253.8	$243.4
Retail	191.8	177.5	157.7
Private Wealth Management	94.3	86.7	78.9
Total	$544.2	$518.0	$480.0

Investment Service:
Equity Actively Managed	$146.4	$125.6	$109.4
Equity Passively Managed (1)	53.8	50.8	46.5
Fixed Income Actively Managed – Taxable	230.3	236.3	221.5
Fixed Income Actively Managed – Tax-exempt	41.3	38.8	36.3
Fixed Income Passively Managed (1)	9.8	10.3	11.0
Other (2)	62.6	56.2	55.3
Total	$544.2	$518.0	$480.0
_______________

(1)	Includes index and enhanced index services.

(2)	Includes multi-asset solutions and services, and certain alternative investments.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017 for the Investment Management and Research Segment
Operating earnings
Operating earnings increased $170 million during 2018 to $381 million from $211 million in 2017 primarily attributable to the following:

•	Increase in ownership of AB to a weighted average rate of approximately 61% during 2018 compared to approximately 47% during 2017.

•
Increase in Fee-type revenue of $229 million primarily due to higher base fees resulting from an 5.1% increase in average AUM and an increase in performance fees. Operating earnings included an increase in revenues of $78 million from the impact of adopting the new revenue recognition standard (ASC 606) in 2018, which accelerated the recognition of certain performance-based fees.

•	Investment gains (losses), net including derivative gains (losses) increased $36 million primarily due to higher derivative gains from seed capital and other investments.

•	Income tax expense decreased $17 million driven by lower effective tax rate due to the Tax Reform Act, partially offset by higher income tax expense due to an increase in pre-tax earnings.
This increase was partially offset by the following:

•
Increase in Compensation, benefits, interest expense and other operating costs of $81 million, due to increased compensation resulting from higher revenues, including $43 million related to the impact of adoption of revenue recognition standard (ASC 606) in 2018.

•	Decrease in Net Investment income of $70 million due to lower investment income on company sponsored funds and lower unrealized on other investments.

•	Higher commissions and distribution related payments of $12 million due to higher payments to financial intermediaries for distribution of AB mutual funds.
Long-Term Net Flows and AUM

•
Total AUM as of December 31, 2018 was $516.4 billion, down $38.1 billion, or 6.9%, during 2018. The decrease was driven by market depreciation of $30.0 billion, and net outflows of $8.1 billion, due to Institutional outflows of $10.0 billion, partially offset by Private Wealth Management net inflows of $1.9 billion.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016 for the Investment Management and Research Segment
Operating earnings
Operating earnings increased $50 million during 2017 to $211 million from $161 million in 2016 primarily attributable to the following:

•
Increase in investment management service fees and other income of $283 million primarily due to higher base fees of $205 million resulting from increases in Retail, Institutions and Private Wealth Management base fees due to a 7.9% increase in average AUM and the impact of a shift in distribution channel mix from Institutions to Retail and Private Wealth Management, which generally have higher fees. Performance fees increased by $62 million.

•
Increase in investment advisory fees was partially offset by a decrease in Bernstein Research Services revenues of $30 million primarily due to a decline in our clients’ trading activity in the United States and a volume mix shift to electronic trading in Europe, partially offset by increased client activity in Asia.

This increase in operating earnings was partially offset by an increase in total segment benefits and other deductions of $149 million due to:

•
Higher compensation and benefit expenses of $74 million, primarily attributable to higher incentive compensation of $68 million, and higher base compensation of $5 million, which resulted from higher severance and higher commissions of $5 million.

•	Higher distribution plan payments of $43 million.

•
Higher other operating costs and expenses of $41 million. The increase is primarily due to a vendor termination payment of $20 million and higher expenses related to consolidated company-sponsored investment funds.

•	Increase in income tax expense of $15 million due to an increase in pre-tax operating earnings.
Long-Term Net Flows and AUM

•
Total AUM as of December 31, 2017 was $554.5 billion, up $74.3 billion, or 15.5%, during 2017. The increase was driven by market appreciation of $61.1 billion and net flows of $13.2 billion, primarily due to Retail and Institutions inflows of $8.9 billion and $3.6 billion, respectively.

Protection Solutions
The Protection Solutions segment includes our life insurance and employee benefits businesses. We provide a targeted range of products aimed at serving the financial needs of our clients throughout their lives, including VUL, IUL and term life products. In 2015, we entered the employee benefits market and currently offer a suite of dental, vision, life, as well as short- and long-term disability insurance products to small and medium-size businesses.
Our Protection Solutions segment was impacted during the period by several discrete items, including actuarial assumption updates and model changes, a maintenance expense assumption update, a mortality table update and loss recognition testing. In recent years, we have refocused our product offering and distribution towards less capital-intensive, higher return accumulation and protection products. Excluding the non-recurring items noted above, we plan to improve our operating earnings over time through earnings generated from sales of our repositioned product portfolio and by proactively managing and optimizing our in-force book.
The following table summarizes operating earnings (loss) of our Protection Solutions segment for the periods presented:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Operating earnings	$197	$502	$77

Key components of operating earnings are:

REVENUES
Policy charges, fee income and premiums	$2,103	$1,995	$2,156
Net investment income	901	850	761
Investment gains (losses), net including derivative gains (losses)	5	—	2
Investment management, service fees and other income	223	212	210
Segment revenues	$3,232	$3,057	$3,129

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$1,827	$965	$1,456
Interest credited to policyholders’ account balances	481	466	484
Commissions and distribution related payments	142	134	150
Amortization of deferred policy acquisition costs	166	373	557
Compensation, benefits and other operating costs and expenses	380	383	386
Interest expense	—	—	—
Segment benefits and other deductions	$2,996	$2,321	$3,033
The following table summarizes Protection Solutions Reserves for our Protection Solutions segment as of the dates presented:

	As of December 31,
	2018	2017	2016
	(in millions)
Protection Solutions Reserves (1)
General Account	$17,562	$17,296	$17,713
Separate Accounts	11,393	12,643	11,251
Total Protection Solutions Reserves	$28,955	$29,939	$28,964

(1) Does not include Protection Solutions Reserves for our employee benefits business as it is a start-up business and therefore has immaterial in-force policies.
The following table presents our in-force face amounts for the periods indicated, respectively, for our individual life insurance products:

	As of December 31,
	2018	2017	2016
	(in billions)
In-force face amount by product: (1)
Universal Life (2)	$55.9	$59.0	$61.7
Indexed Universal Life	22.9	20.5	18.5
Variable Universal Life (3)	127.3	128.9	130.3
Term	234.9	235.9	237.0
Whole Life	1.4	1.6	1.7
Total in-force face amount	$442.4	$445.9	$449.2

(1) Includes individual life insurance and does not include employee benefits as it is a start-up business and therefore has immaterial in-force policies.
(2) Universal Life includes Guaranteed Universal Life.
(3) Variable Universal Life includes VL and COLI.
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017 for the Protection Solutions Segment
Operating earnings decreased $305 million to $197 million during 2018 from $502 million in 2017 primarily attributable to the following:

•
Increase in Policyholders’ benefits of $862 million mainly due to the favorable impact from assumption updates and model changes in 2017 as compared to an unfavorable impact of assumption updates in 2018 combined with higher mortality experience.

•	Interest credited to policyholders’ account balances increased by $15 million primarily due to higher average balances.

•	Commissions and distribution related payments increased by $8 million reflecting higher sales for both individual life and employee benefits products.
This decrease was partially offset by the following:

•	Amortization of DAC decreased by $207 million mainly driven by the favorable impact of assumption updates in 2018 compared to adverse assumption updates in 2017 and lower baseline amortization.

•
Fee-type revenue increased by $119 million primarily due to a more unfavorable impact of assumption updates in 2017 compared to 2018, higher cost of insurance charges and higher premiums as well as higher fees resulting from higher average Separate Accounts AV.

•	Net investment income increased by $51 million primarily due to higher asset balances and the positive impact of our General Account investment portfolio optimization.

•	Income tax expense decreased $193 million driven by lower pre-tax earnings and a lower effective tax rate due to the Tax Reform Act.
See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding assumption updates.
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016 for the Protection Solutions Segment
Operating earnings increased $425 million to $502 million during 2017 from $77 million in 2016 primarily attributable to the following:

•
Decrease of $491 million in policyholders’ benefits mainly driven by a decrease of $700 million positive impact in 2017 from assumption updates and model changes (compared to $117 million in 2016) and from other routine updates, partially offset by adverse mortality experience. 2017 included a full reserve release following assumption updates and model changes in the fourth quarter a change in premium funding assumptions, partially offset by the mortality table update. 2016 was mainly driven by a change in premium funding assumptions.

•
Decrease of $184 million in amortization of DAC mainly due the impact of model changes and assumptions updates for $224 million (a $23 million decrease in 2017 compared to a $201 million increase in 2016). In 2017, the $23 million decrease included the positive impact of (i) the mortality table update, (ii) a maintenance expense assumption update to reflect actual experience, partially offset by (iii) a DAC write-off related to our loss recognition testing of certain permanent life products due to low interest rates, and (iv) the update of General Account spread and yield assumptions. In 2016, the $201 million increase was driven by lower interest rates and an update in premium funding assumptions.

•	Increase in Net investment income of $89 million due to higher income on equity method investments and higher asset balances.
This increase was partially offset by the following:

•
Decrease in Fee-type revenue of $161 million mainly driven by the adverse impact of a change in the mortality table, as well as model updates, compared to the positive impact of model updates in 2016, lower premiums primarily due to term products and the adverse impact of a maintenance expense assumption update.

•	Increase in income tax expense of $214 million due to an increase in pre-tax operating earnings.
See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding assumption updates.
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
The following table summarizes Operating earnings (loss) of Corporate and Other for the periods presented:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Operating earnings (loss)	$(356)	$(213)	$(181)
Operating loss increased $143 million to an operating loss of $356 million during 2018 from an operating loss of $213 million in 2017, primarily attributable to higher interest expense and lower net investment income.

General Account Investment Portfolio
The General Account investment portfolio supports the insurance and annuity liabilities of our Individual Retirement, Group Retirement and Protection Solutions businesses. Our General Account investment portfolio investment strategy seeks to achieve sustainable risk-adjusted returns by focusing on principal preservation, investment return, duration and liquidity requirements by product class and the diversification of risks. Investment activities are undertaken according to investment policy statements that contain internally established guidelines and are required to comply with applicable laws and insurance regulations. Risk tolerances are established for credit risk, market risk, liquidity risk and concentration risk across types of issuers and asset classes that seek to mitigate the impact of cash flow variability arising from these risks.
The General Account investment portfolio consists largely of investment grade fixed maturities, short-term investments, commercial and agricultural mortgage loans, alternative investments and other financial instruments. Fixed maturities include publicly issued corporate bonds, government bonds, privately placed notes and bonds, bonds issued by states and municipalities, mortgage-backed securities and asset-backed securities. The General Account investment portfolio also includes credit derivatives to replicate exposure to individual securities or pools of securities as a means of achieving credit exposure similar to bonds of the underlying issuer(s) more efficiently. In addition, from time to time we use derivatives for hedging purposes to reduce our exposure to equity markets, interest rates and credit spreads.
As part of our asset and liability management strategies, we maintain a weighted average duration for our General Account investment portfolio that is within an acceptable range of the estimated duration of our liabilities given our risk appetite and hedging programs. Our asset and liability management strategies are applied to portfolio duration groups within the General Account investment portfolio. For example, we maintain a “short duration” group comprised primarily of investment grade fixed maturity securities that are aligned with the duration of product liabilities with an average duration of less than six years (e.g., our SCS product). As of December 31, 2018 and 2017, 69% and 73% of the fixed maturities in the short duration group were rated NAIC 1, and 31% and 27% were rated NAIC 2, respectively.
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

.

	Years Ended December 31,
	2018		2017		2016
	Yield	Amount (2)	Yield	Amount (2)	Yield	Amount (2)
	(Dollars in millions)
Fixed Maturities:
Income (loss)	3.86%	$1,732	3.77%	$1,628	4.17%	$1,770
Ending assets		46,447		45,751		42,302
Mortgages:
Income (loss)	4.26%	494	4.38%	454	5.52%	463
Ending assets		11,835		10,952		9,729
Real Estate Held For the Production of Income:
Interest expense and other	(5.29)%	(6)	1.30%	2	1.81%	1
Ending assets		52		390		56
Other Equity Investments (1):
Income (loss)	10.08%	133	14.37%	169	4.90%	62
Ending assets		1,354		1,289		1,270
Policy Loans:
Income (loss)	5.71%	215	5.77%	221	5.90%	225
Ending assets		3,779		3,819		3,823
Cash and Short-term Investments:
Income (loss)	0.49%	21	0.65%	32	0.41%	22
Ending assets		3,332		4,539		4,679
Repurchase and funding agreements:
Interest expense and other		(104)		(71)		(32)
Ending assets (liabilities)		(4,561)		(4,882)		(4,230)
Total Invested Assets:
Income (loss)	4.06%	2,485	4.12%	2,435	4.26%	2,511
Ending Assets		62,238		61,858		57,629
Short Duration Fixed Maturities:
Income (loss)	2.49%	333	2.00%	206	1.56%	115
Ending assets		14,818		11,945		8,504
Total:
Investment income (loss)	3.78%	2,818	3.81%	2,641	3.96%	2,626
Less: investment fees	(0.08)%	(62)	(0.08)%	(59)	(0.10)%	(54)
Investment Income, Net	3.70%	$2,756	3.73%	$2,582	3.86%	$2,572
Ending Net Assets		$77,056		$73,803		$66,133
________

(1)	Includes, as of December 31, 2018, 2017 and 2016 respectively, $211 million, $25 million and $34 million of other invested assets.

(2)
Amount for fixed maturities and mortgages represents original cost, reduced by repayments, write-downs, adjusted amortization of premiums, accretion of discount and valuation allowances. Cost for equity securities represents original cost reduced by write-downs; cost for other limited partnership interests represents original cost adjusted for equity in earnings and reduced by distributions.

Fixed Maturities
The fixed maturity portfolio consists largely of investment grade corporate debt securities and includes significant amounts of U.S. government and agency obligations. The limited below investment grade securities in the General Account investment portfolio consist of “fallen angels,” originally purchased as investment grade, as well as short duration public high yield securities and loans to middle market companies.

Fixed Maturities by Industry
The following table sets forth these fixed maturities by industry category as of the dates indicated along with their associated gross unrealized gains and losses.
Fixed Maturities by Industry (1)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total (%)
	(in millions)
As of December 31, 2018
Corporate Securities:
Finance	$6,343	$77	$124	$6,296	14%
Manufacturing	9,123	105	273	8,955	20%
Utilities	4,413	80	121	4,372	9%
Services	4,317	52	102	4,267	9%
Energy	2,347	40	75	2,312	5%
Retail and wholesale	2,163	19	49	2,133	5%
Transportation	1,357	29	54	1,332	3%
Other	171	4	2	173	—%
Total corporate securities	30,234	406	800	29,840	65%
U.S. government	13,989	295	470	13,814	30%
Residential mortgage-backed (2)	225	9	—	234	1%
Preferred stock	448	15	18	445	1%
State & municipal	415	48	1	462	1%
Foreign governments	524	19	13	530	1%
Asset-backed securities	612	1	12	601	1%
Total	$46,447	$793	$1,314	$45,926	100%

As of December 31, 2017
Corporate Securities:
Finance	$5,824	$200	$7	$6,017	13%
Manufacturing	7,546	289	15	7,820	17%
Utilities	4,032	210	13	4,229	9%
Services	3,307	130	15	3,422	7%
Energy	1,980	101	9	2,072	4%
Retail and wholesale	1,404	36	3	1,437	3%
Transportation	957	58	3	1,012	2%
Other	128	7	—	135	—%
Total corporate securities	25,178	1,031	65	26,144	55%
U.S. government and agency	17,744	1,000	251	18,493	39%
Residential mortgage-backed (2)	797	22	1	818	2%
Preferred stock	470	43	1	512	1%
State & municipal	422	67	—	489	1%
Foreign governments	395	29	5	419	1%
Asset-backed securities	745	5	1	749	1%
Total	$45,751	$2,197	$324	$47,624	100%
_______________

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

(2)	Includes publicly traded agency pass-through securities and collateralized obligations.

Fixed Maturities Credit Quality
The Securities Valuation Office (“SVO”) of the National Association of Insurance Commissioners (“NAIC”), evaluates the investments of insurers for regulatory reporting purposes and assigns fixed maturities to one of six categories (“NAIC Designations”). NAIC Designations of “1” or “2” include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody’s or BBB- or higher by Standard & Poor’s. NAIC Designations of “3” through “6” are referred to as below investment grade, which include securities rated Ba1 or lower by Moody’s and BB+ or lower by Standard & Poor’s. As a result of time lags between the funding of investments and the completion of the SVO filing process, the fixed maturity portfolio typically includes securities that have not yet been rated by the SVO as of each balance sheet date. Pending receipt of SVO ratings, the categorization of these securities by NAIC designation is based on the expected ratings indicated by internal analysis.
The following table sets forth the General Account’s fixed maturities portfolio by NAIC rating at the dates indicated.
Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
As of December 31, 2018
1................................	Aaa, Aa, A	$30,805	$587	$835	$30,557
2................................	Baa	14,541	202	437	14,306
	Investment grade	45,346	789	1,272	44,863
3................................	Ba	589	1	18	572
4................................	B	489	1	22	468
5................................	Caa	18	1	1	18
6................................	Ca, C	5	1	1	5
	Below investment grade	1,101	4	42	1,063
Total Fixed Maturities		$46,447	$793	$1,314	$45,926

As of December 31, 2017
1................................	Aaa, Aa, A	$33,493	$1,628	$286	$34,835
2................................	Baa	11,131	557	20	11,668
	Investment grade	44,624	2,185	306	46,503
3................................	Ba	662	7	10	659
4................................	B	434	2	8	428
5................................	Caa	20	1	—	21
6................................	Ca, C	11	2	—	13
	Below investment grade	1,127	12	18	1,121
Total Fixed Maturities		$45,751	$2,197	$324	$47,624
Mortgage Loans
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

Mortgage Loans by Region and Property Type

	December 31, 2018		December 31, 2017
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(in millions)
By Region:
U.S. Regions:
Pacific	$3,288	27.7%	$3,264	29.8%
Middle Atlantic	3,183	26.9	2,958	27.0
South Atlantic	1,207	10.2	1,096	10.0
East North Central	963	8.1	917	8.4
Mountain	1,014	8.6	800	7.3
West North Central	910	7.7	778	7.1
West South Central	578	4.9	499	4.5
New England	556	4.7	460	4.2
East South Central	143	1.2	188	1.7
Total Mortgage Loans	$11,842	100.0%	$10,960	100.0%

By Property Type:
Office	$3,977	33.6%	$3,639	33.2%
Multifamily	3,440	29.0	3,014	27.5
Agricultural loans	2,695	22.8	2,574	23.5
Retail	667	5.6	647	5.9
Industrial	333	2.8	326	3.0
Hospitality	384	3.3	417	3.8
Other	346	2.9	343	3.1
Total Mortgage Loans	$11,842	100.0%	$10,960	100.0%
The General Account investment portfolio reflects certain differences from the presentation of the U.S. GAAP Consolidated Financial Statements. This presentation is consistent with how we manage the General Account investment portfolio. For further Investment information, please refer to Note 3 in the Notes to the Consolidated Financial Statements.
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
Sources and Uses of Liquidity and Capital Position of Holdings
As a holding company with no business operations of its own, Holdings primarily derives cash flows from dividends from its subsidiaries and distributions related to its economic interest in AB, nearly all of which is currently held outside our insurance company subsidiaries. These principal sources of liquidity are augmented by cash and short-term investments held by Holdings and access to bank lines of credit and the capital markets. The main uses of liquidity for Holdings are interest payments and debt repayment, payment of dividends and other distributions to stockholders, which may include stock repurchases, and capital contributions, if needed, to our insurance subsidiaries. Our principal sources of liquidity and our capital position are described in the following paragraphs.

Historical Cash Distributions from Our Subsidiaries
From 2014 to 2016, Holdings and AXA Financial received net cash distributions from our subsidiaries of $2.6 billion. These net cash distributions comprised dividends and principal payments on surplus notes from our insurance subsidiaries ($1.2 billion, $1.0 billion and $1.1 billion in 2014, 2015 and 2016, respectively), distributions from AB ($70 million, $72 million and $85 million in 2014, 2015 and 2016, respectively) and distributions from AXA Advisors ($30 million, $30 million and $33 million in 2014, 2015 and 2016, respectively), partially offset by a contribution by AXA Financial to AXA RE Arizona to enhance its balance sheet and liquidity position. In addition, AXA Financial also received dividends of $85 million in 2015 related to certain real estate assets. During this period, we also received $1.9 billion of net proceeds from the sale of certain real estate assets by AXA Financial.
In 2017, in accordance with an agreement with the NYDFS and in preparation for the IPO, Holdings and AXA Financial collectively made $2.3 billion in aggregate capital contributions to AXA Equitable Life and AXA RE Arizona, and AXA Financial received a $124 million distribution on AB Units and a $74 million distribution from AXA Advisors and USFL.
In 2018, Holdings received net cash distributions from subsidiaries of $1.4 billion. These net cash distributions comprised $1.1 billion in dividends from our insurance subsidiaries, $255 million in distributions from AB and $45 million in distributions from AXA Advisors. In addition, AXA Financial received dividends of $45 million related to certain real estate assets.
Distributions from Insurance Subsidiaries
Our insurance companies are subject to limitations on the payment of dividends and other transfers of funds to Holdings and other affiliates under applicable insurance law and regulation. Also, more generally, the ability of our insurance subsidiaries to pay dividends can be affected by market conditions and other factors beyond our control.
Under New York insurance law applicable to AXA Equitable Life, a domestic stock life insurer may not, without prior approval of the NYDFS, pay a dividend to its stockholders exceeding an amount calculated under either the Earned Surplus Standard or the Alternative Standard. Dividends exceeding these prescribed limits require the insurer to file a notice of its intent to declare the dividends with the NYDFS and prior approval or non-disapproval from the NYDFS. Also, in 2016, the NYDFS issued a circular letter to its regulated insurance companies stating that ordinary dividends which exceed an insurer’s positive unassigned funds (as reported on the insurer’s most recent annual statement) may fail one of the qualitative tests imposed by the Earned Surplus Standard. Given the circular letter, it is possible that the NYDFS could limit the amount of ordinary dividends declared by AXA Equitable Life under the Earned Surplus Standard to the amount of AXA Equitable Life’s positive unassigned funds.
AXA Equitable Life paid a cash dividend of $1.1 billion in July 2018 to its direct parent which subsequently distributed such amount to Holdings. Also, in December 2018, AXA Equitable Life transferred its interests in ABLP, AB Holding and the General Partner to a newly formed subsidiary and distributed the shares of that subsidiary to its direct parent which subsequently distributed such shares to Holdings (the “AB Ownership Transfer”). In connection with the AB Ownership Transfer, AXA Equitable Life paid an extraordinary cash dividend of $572 million and issued a surplus note to Holdings in the same amount. AXA Equitable Life repaid the outstanding principal balance of the surplus note in March 2019.
Applying the formulas under the dividend standards above, AXA Equitable Life could pay ordinary dividends up to approximately $1.0 billion during 2019 or, if the amount under the Earned Surplus Standard was limited to the amount of AXA Equitable Life’s positive unassigned funds as reported on its 2019 annual statement, $2.1 billion. However, in connection with the AB Ownership Transfer, AXA Equitable Life agreed with the NYDFS that it would not seek a dividend of greater than $1.0 billion under the Earned Surplus Standard during 2019.
The repayment of the $572 million surplus note and the full utilization of the $1 billion dividend capacity as agreed with the NYDFS would result in a total cash payout from AXA Equitable Life of approximately $1.6 billion in 2019.  Accordingly, we believe that our agreement with the NYDFS will not impact Holdings’ ability to meet its liquidity needs, dividend and share repurchases capacity or target payout range of Non-GAAP Operating Earnings for 2019.
Distributions from AllianceBernstein
ABLP is required to distribute all of its Available Cash Flow, as defined in the Amended and Restated Partnership Agreement of ABLP, to the holders of AB Units and to the General Partner. Available Cash Flow is defined as the cash flow received by ABLP from operations minus such amounts as the General Partner determines, in its sole discretion, should be retained by ABLP for use in its business, or plus such amounts as the General Partner determines, in its sole discretion, should be released from previously retained cash flow. Distributions by ABLP are made 1% to the General Partner and 99% among the limited partners.
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
AB Holding is required to distribute all of its Available Cash Flow, as defined in the Amended and Restated Agreement of Limited Partnership of AB Holding, to holders of AB Holding Units pro rata in accordance with their percentage interest in AB Holding. Available Cash Flow is defined as the cash distributions AB Holding receives from ABLP minus such amounts as the General Partner determines, in its sole discretion, should be retained by AB Holding for use in its business (such as the payment of taxes) or plus such amounts as the General Partner determines, in its sole discretion, should be released from previously retained cash flow. AB Holding is dependent on the quarterly cash distributions it receives from ABLP, which is subject to the performance of capital markets and other factors beyond our control. Distributions from AB Holding are made pro rata based on the holder’s percentage ownership interest in AB Holding.
Following the AB Ownership Transfer, Holdings and its non-insurance company subsidiaries now hold approximately 167.5 million AB Units, 4.0 million AB Holding Units and the 1% General Partnership interest in ABLP, while 2.6 million AB Units continue to be held by MLOA. Because MLOA is subject to regulatory restrictions on the amount of dividends it may pay, distributions it receives from AB may not be distributable to Holdings.
As of December 31, 2018, the ownership structure of ABLP, including AB Units outstanding as well as the general partner’s 1% interest, was as follows:

Owner	Percentage Ownership
Holdings and its non-insurance subsidiaries	62.6%
MLOA	1.0
AB Holding	35.6
Unaffiliated holders	0.8
Total	100.0%
Including both the general partnership and limited partnership interests in AB Holding and ABLP, Holdings and its subsidiaries had an approximate 65% economic interest in AB as of December 31, 2018.
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

Capital Management
Our Board and senior management are directly involved in the development of our capital management policies. Accordingly, capital actions, including proposed changes to the annual capital plan, capital targets and capital policies, are approved by the Board.
Dividend Declared and Paid
On August 10, 2018, our Board of Directors declared a cash dividend on EQH common stock of $0.13 per share, payable on August 30, 2018 to shareholders of record on August 23, 2018.
On November 9, 2018, our Board of Directors declared a dividend on our common stock of $0.13 per share, which was paid on December 3, 2018 to shareholders of record on November 26, 2018.

On February 14, 2019, Holdings’ Board of Directors declared a quarterly cash dividend of $0.13 per share of common stock, payable on March 15, 2019 to all stockholders of based on fourth quarter earnings record as of the close of business on March 5, 2019.
The declaration and payment of future dividends is subject to the discretion of our Board of Directors and depends on our financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by Holdings’ insurance subsidiaries and other factors deemed relevant by the Board.
Share Repurchase Program
On August 10, 2018, our Board of Directors authorized a share repurchase program. Under the program, we may purchase up to $500 million of our common stock beginning August 16, 2018 and expiring on March 31, 2019 (unless extended). On November 9, 2018, our Board of Directors authorized an increase of $300 million in the share repurchase program to $800 million before taking into account any repurchases during 2018 under the share repurchase program. The repurchase program does not obligate us to purchase any shares. Subject to market conditions, Holdings may, from time to time, purchase shares of its common stock through various means, including open market transactions, privately negotiated transactions (including share repurchases from AXA), forward, derivative, accelerated repurchase, or automatic repurchase transactions, or tender offers. The Board of Directors may terminate, increase or decrease the share repurchase program at any time. As of December 31, 2018, we repurchased 32.5 million shares of our common stock, including $30 million from AXA and the remainder through open market transactions. For additional information on our share repurchase program, see “—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.
On February 27, 2019, Holdings’ Board of Directors authorized a $800 million share repurchase program. Under this authorization, Holdings, may, from time to time through December 31, 2019, purchase shares of its common stock through various means. Holdings may choose to suspend or discontinue the repurchase program at any time. The repurchase program does not obligate Holdings to purchase any particular number of shares.
Accelerated Share Repurchase Agreement
In January 2019, Holdings entered into an Accelerated Share Repurchase agreement (the “ASR”) with a third-party financial institution to repurchase an aggregate of $150 million of Holdings’ common stock. Pursuant to the ASR, Holdings made a prepayment of $150 million and received initial delivery of 6,956,522 shares. The ASR is scheduled to terminate during the first quarter of 2019, at which time additional shares may be delivered or returned depending on the daily volume-weighted average price of Holdings’ common stock.
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
Hedging Activities
Because the future claims exposure on our insurance products, and in particular our variable annuity products with GMxB features, is sensitive to movements in the equity markets and interest rates, we have in place various hedging and reinsurance programs that are designed to mitigate the economic risks of movements in the equity markets and interest rates. We use derivatives as part of our overall asset/liability risk management program primarily to reduce exposures to equity market and interest rate risks. In addition, we use credit derivatives to replicate exposure to individual securities or pools of securities as a means of achieving credit exposure similar to bonds of the underlying issuer(s) more efficiently. The derivative contracts are an integral part of our risk management program, especially for the management of our variable annuities program, and are collectively managed to reduce the economic impact of unfavorable movements in capital markets. These derivative transactions require liquidity to meet payment obligations such as payments for periodic settlements, purchases, maturities and terminations as well as liquid assets pledged as collateral related to any decline in the net estimated fair value. Collateral calls represent one of our biggest drivers for liquidity needs for our insurance subsidiaries. Historically, we have managed our liquidity needs related to our derivative portfolio at Holdings and AXA RE Arizona on a combined basis. Due to the limited size of the AXA RE Arizona investment portfolio, we historically supported its collateral funding needs through AXA Financial’s commercial paper program. Following the GMxB Unwind, which was effected on April 12, 2018, our derivatives contracts reside primarily within AXA Equitable Life. As AXA Equitable Life has a significantly larger investment portfolio than AXA RE Arizona had, we have reduced the need for overall liquidity going forward.
FHLBNY Membership
AXA Equitable Life is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides AXA Equitable Life with access to collateralized borrowings and other FHLBNY products. At December 31, 2018, we had $1.5 billion of outstanding short-term funding agreements and $2.5 billion of long-term outstanding funding agreements issued to the FHLBNY and had posted $6.1 billion securities as collateral for funding agreements. In addition, AXA Equitable Life implemented a hedge to lock in the funding agreements borrowing rate, and $11 million of hedge impact was reported as funding agreement carrying value. MLOA also became a member of the Federal Home Loan Bank of San Francisco in February 2018.
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
The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of December 31, 2018, AB was in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.

As of December 31, 2018 and 2017, AB and SCB LLC had no amounts outstanding under the AB Credit Facility. During the years ended December 31, 2018 and 2017, AB and SCB LLC did not draw upon the AB Credit Facility.
On November 16, 2018, AB amended and restated its existed $200 million committed, unsecured senior revolving credit facility (the “AB Revolver”) with a leading international bank, extending the maturity date from November 28, 2018 to November 16, 2021. There were no other material changes included in the amendment. The AB Revolver is available for AB’s and SCB LLC’s business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC’s operations. Both AB and SCB LLC can draw directly under the AB Revolver and management expects to draw on the AB Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the AB Revolver. The AB Revolver contains affirmative, negative and financial covenants that are identical to those of the AB Credit Facility. As of December 31, 2018 and 2017, AB had $25 million and $75 million outstanding under the AB Revolver, respectively. Average daily borrowing of the AB Revolver during the years ended December 31, 2018 and 2017 were $19 million and $21 million, respectively, with weighted average interest rates of approximately 2.8% and 2.0%, respectively.
In addition, SCB LLC also has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of $175 million, with AB named as an additional borrower, while the other line has no stated limit. As of December 31, 2018 and 2017, SCB LLC had no bank loans outstanding. Average daily borrowings of bank loans during the years ended December 31, 2018 and 2017 were $3 million and $5 million, respectively, with weighted average interest rates of approximately 1.6% and 1.4%, respectively.
Consolidated Cash Flow Analysis
We believe that cash flows from our operations on a consolidated basis are adequate to satisfy current liquidity requirements. The continued adequacy of our liquidity will depend upon factors such as future market conditions, changes in interest rate levels, policyholder perceptions of our financial strength, policyholder behavior, the effectiveness of our hedging programs, catastrophic events and the relative safety and attractiveness of competing products. Changes in any of these factors may result in reduced or increased cash outflows. Our insurance subsidiaries’ cash flows from investment activities result from repayments of principal, proceeds from maturities and sales of invested assets and investment income, net of amounts reinvested. The primary liquidity risks with respect to these cash flows are the risk of default by debtors or bond insurers, our counterparties’ willingness to extend repurchase agreements, commitments to invest and market volatility. We closely manage these risks through our asset/liability management process and regular monitoring of our liquidity position.

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Cash and Cash Equivalents, beginning of period	$4,814	$5,654	$6,557
Net cash provided by (used in) operating activities	61	(243)	(236)
Net cash provided by (used in) investing activities	(2,049)	(9,689)	(5,768)
Net cash provided by financing activities	1,655	9,070	5,111
Net increase (decrease)	(333)	(862)	(893)
Effect of exchange rate changes on cash and cash equivalents	(12)	$22	$(10)
Cash and Cash Equivalents, end of period	$4,469	$4,814	$5,654

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
Cash and cash equivalents at December 31, 2018 were $4,469 million, a decrease of $345 million from cash and cash equivalents of $4,814 million at December 31, 2017.
Cash inflows from operating activities were $61 million in 2018 and cash ouflows from operating activities were $243 million in 2017. Cash flows from operating activities include such sources as premiums, investment management and advisory fees and investment income offset by such uses as life insurance benefit payments, policyholder dividends, compensation payments, other cash expenditures and tax payments.
Net cash used in investing activities were $2,049 million in 2018, a decrease of approximately $7,640 million from 2017, primarily related to $2,749 million lower cash outflows from cash settlements related to derivative instruments, a $2,372 million decrease in payments for fixed maturities, a $1,550 million increase in cash from net proceeds of short-term investments and a $1,215 million decrease from loans to affiliates.

Net cash provided by financing activities were $1,655 million in 2018, a decrease of $7,416 million from 2017, primarily driven by $2,944 million higher cash outflows for repayments of loans from affiliates, a $2,835 million change in collateralized pledged assets and liabilities, a $1,910 million decrease in cash from short-term financings, purchase of AB Units of $1,340 million, decrease in proceeds from loans from affiliates of $731 million, and purchase of treasury shares of $648 million partially offset by $4,057 million additional long-term debt.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Cash and cash equivalents at December 31, 2017 were $4,814 million, a decrease of $840 million from cash and cash equivalents of $5,654 million at December 31, 2016.
Cash outflows from operating activities were $243 million in 2017 and cash outflows from operating activities were $236 million in 2016.
Net cash used in investing activities were $9,689 million in 2017, an increase of $3,921 million from 2016, primarily related to $7,212 million higher cash payments for the purchase/origination of investments mainly to support net deposits to policyholders’ account balances and $1,971 million higher cash outflow from the settlement of derivatives, which was partially offset by an increase of $5,532 million of proceeds from the sale/maturity/prepayment of investments.
Net cash provided by financing activities were $9,070 million in 2017, an increase of $3,959 million from 2016. The increase was primarily driven by $2,427 million lower cash outflows from net repayments of loans from affiliates (net proceeds of $675 million in 2017 compared to net repayments of $1,752 million in 2016), $3,266 million change in collateralized pledged assets and liabilities, and partially offset by $85 million lower deposits to policyholders’ account balances ( $9,916 million in 2017 compared to $10,001 million in 2016) and $1,933 million decrease in securities sold under agreement to repurchase.
Statutory Capital of Our Insurance Subsidiaries
Our capital management framework is primarily based on statutory RBC standards and the CTE asset standard for our variable annuity business.
RBC requirements are used as minimum capital requirements by the NAIC and the state insurance departments to evaluate the capital condition of regulated insurance companies. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk, market risk and business risk and is calculated on a quarterly basis and made public on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. These rules apply to our insurance company subsidiaries and not to Holdings. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. At the date of the most recent annual statutory financial statements filed with insurance regulators, the total adjusted capital of each of these insurance company subsidiaries subject to these requirements was in excess of each of those RBC levels.
CTE is a statistical measure of tail risk which quantifies the total asset requirement to sustain a loss if an event outside a given probability level has occurred. In the case of our analysis of variable annuity guarantees, CTE98 denotes the financial resources a company would need to cover the average of the worst 2% of scenarios.
We target to maintain an asset level for all variable annuity products at or above a CTE98 level. For our non-variable annuity insurance liabilities, we target to maintain a RBC ratio of 350%-400%.
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

Unwind of Reinsurance of GMxB Business with a Captive Reinsurer
On April 12, 2018, we effected an unwind of our existing captive reinsurance structure between AXA Equitable Life, AXA RE Arizona, an indirectly wholly owned subsidiary of Holdings. Prior to the unwind AXA RE Arizona reinsured a 100% quota share of all liabilities for variable annuities with GMxB riders issued on or after January 1, 2006 and in-force on September 30, 2008 (the “GMxB Business”) and a 100% quota share of all liabilities for variable annuities with GMIB riders issued on or after May 1, 1999 through August 31, 2005 in excess of the liability assumed by two unaffiliated reinsurers, which are subject to certain maximum amounts or limitations on aggregate claims. AXA RE Arizona also reinsured a 90% quota share of level premium term insurance issued by AXA Equitable Life on or after March 1, 2003 through December 31, 2008 and lapse protection riders under certain series of universal life insurance policies issued by AXA Equitable Life on or after June 1, 2003 through June 30, 2007.
In connection with the GMxB Unwind, all of the business previously reinsured to AXA RE Arizona, with the exception of the GMxB Business, was novated on April 12, 2018 to EQ AZ Life Re, a newly formed captive insurance company organized under the laws of Arizona, an indirectly and wholly owned by Holdings. Following the novation of business to EQ AZ Life Re, AXA RE Arizona, holding only the GMxB Business, was merged with and into AXA Equitable Life. As a result of the merger, the reinsurance by AXA RE Arizona of the GMxB Business is no longer in place. Following AXA RE Arizona’s merger with and into AXA Equitable Life, the GMxB Business is not subject to any new internal or third-party reinsurance arrangements, though in the future AXA Equitable Life may reinsure the GMxB Business with third parties.
Description of Certain Indebtedness
Historically, our insurance companies have relied on AXA for most of our financing, either through internal loans or guarantees. In connection with the IPO, we have put in place a stand-alone financing strategy at Holdings targeting an overall indebtedness level in line with our U.S. public company peers. AB historically has been self-reliant for its financing, and we expect AB will remain so in its financing activities going forward. As of December 31, 2018 and 2017, our total short-term and long-term external debt on a consolidated basis was $5.0 billion and $2.4 billion, respectively.
The following table sets forth our total consolidated borrowings as of the dates indicated. Our financial strategy going forward will remain subject to market conditions and other factors. For example, we may from time to time enter into additional bank or other financing arrangements, including public or private debt, structured facilities and contingent capital arrangements, under which we could incur additional indebtedness.

	As of December 31, 2018
	Holdings	AXA Equitable Life	AB	Consolidated
	(in millions)
Short-term and long-term debt:
Commercial paper	$—	$—	$521	$521
AB Revolver	—	—	25	25
Long-term debt	4,409	—	—	4,409
Total short-term and long-term debt	4,409	—	546	4,955
Loans from affiliates	—	—	—	—
Total borrowings	$4,409	$—	$546	$4,955

	As of December 31, 2017
	Holdings	AXA Equitable Life (1)	AB	Consolidated
	(in millions)
Short-term and long-term debt:
Commercial paper	$1,291	$—	$491	$1,782
AB Revolver	—	—	75	75
Long-term debt	349	202	—	551
Total short-term and long-term debt	1,640	202	566	2,408
Loans from affiliates	3,622	—	—	3,622
Total borrowings	$5,262	$202	$566	$6,030
__________

(1)
In March 2018, AXA Equitable Life sold its interest in two real estate joint ventures to AXA France for a total purchase price of approximately $143 million, which resulted in the elimination of the $202 million long-term debt shown in this column.

In February 2018, we entered into a $2.5 billion five-year senior unsecured revolving credit facility (the “Revolver”), which may provide significant support to our liquidity position when alternative sources of credit are limited.  In May 2018, we borrowed $300 million under a $500 million three-year senior unsecured delayed draw term loan agreement (the “DDTL”) and terminated the remaining $200 million capacity. The Revolver and DDTL contain certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries and the dollar amount of secured indebtedness that may be incurred by the Company, which could restrict our operations and use of funds.
In addition to the Revolver and DDTL, we entered into letter of credit facilities with an aggregate principal amount of approximately $1.9 billion (the “LOC Facilities”), primarily to be used to support our life insurance business reinsured to EQ AZ Life Re following the GMxB Unwind. In April 2018, we issued $3.8 billion in aggregate principal amount of notes (consisting of $800 million aggregate principal amount of 3.9% Senior Notes due 2023, $1.5 billion aggregate principal amount of 4.35% Senior Notes due 2028 and $1.5 billion aggregate principal amount of 5.0% Senior Notes due 2048) to third party investors.
The right to borrow funds under the Revolver, DDTL and LOC Facilities is subject to the fulfillment of certain conditions, including compliance with all covenants, and the ability to borrow thereunder is also subject to the continued ability of the lenders that are or will be parties to the facilities to provide funds. For additional information regarding the covenants in the facilities and the conditions to borrowing thereunder, see “Risk Factors”.
Ratings
Financial strength ratings (which are sometimes referred to as “claims-paying” ratings) and credit ratings are important factors affecting public confidence in an insurer and its competitive position in marketing products. Our credit ratings are also important for our ability to raise capital through the issuance of debt and for the cost of such financing.
A downgrade of our debt ratings could affect our ability to raise additional debt with terms and conditions similar to our current debt, and accordingly, likely increase our cost of capital. In addition, a downgrade of these ratings could make it more difficult to raise capital to refinance any maturing debt obligations, to support business growth at our insurance subsidiaries and to maintain or improve the current financial strength ratings of our principal insurance subsidiaries. Upon announcement of AXA’s plan to pursue the IPO and the filing of our initial Form S-1 on November 13, 2017 related to the IPO, AXA Equitable Life’s and AXA Financial’s ratings were downgraded by AM Best, S&P and Moody’s. Those downgrades to reflect the removal of the uplift associated with assumed financial support from AXA have since been changed to stable.
Financial strength ratings represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. The following table summarizes the ratings for Holdings and certain of its subsidiaries. S&P and Moody’s financial strength and credit ratings have a stable outlook while AM Best ratings are currently under review with developing implications.

	AM Best	S&P	Moody’s
Financial Strength Ratings:
Last review date	December 17, 2018	December 11, 2018	September 18, 2018
AXA Equitable Life	A	A+	A2
MLOA	A	A+	A2

Credit Ratings:
Holdings	bbb+	BBB+	Baa2
AB (1)	—	A/Stable/A-1	A2
_______________
(1) Last review dates: S&P was as of November 9, 2018 and Moody’s was of May 17, 2017.
Contractual Obligations
The table below summarizes the future estimated cash payments related to certain contractual obligations as of December 31, 2018. The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those reflected in the table. In addition, we do not believe that our cash flow requirements can be adequately assessed based solely upon an analysis of these obligations, as the table below does not contemplate all aspects of our cash inflows, such as the level of cash flow generated by certain of our investments, nor all aspects of our cash outflows.

	Estimated Payments Due by Year
	Total	2019		2020-2022		2023-2024		2025 and thereafter
	(in millions)
Contractual obligations:
Insurance liabilities (1)	$105,043	$1,873		$5,232		$6,955		$90,983
FHLBNY funding agreements	3,990	1,640	—	1,094	—	475	—	781
Interest on FHLBNY funding agreements	267	65	—	109	—	50	—	43
AB commercial paper	523	523	—	—	—	—	—	—
AB loan	25	25	—	—	—	—	—	—
Operating leases	1,193	212	—	367	—	321	—	293
Long-term debt	4,450	—	—	300	—	800	—	3,350
Interest on long-term debt	3,232	208	—	407	—	376	—	2,241
Employee benefits	4,015	221	—	444	—	424	—	2,926
AB Funding Commitments	15	7	—	2	—	1	—	5
Total Contractual Obligations	$122,753	$4,774		$7,955		$9,402		$100,622
____________

(1)
Policyholders’ liabilities represent estimated cash flows out of the General Account related to the payment of death and disability claims, policy surrenders and withdrawals, annuity payments, minimum guarantees on Separate Account funded contracts, matured endowments, benefits under accident and health contracts, policyholder dividends and future renewal premium-based and fund-based commissions offset by contractual future premiums and deposits on in-force contracts. These estimated cash flows are based on mortality, morbidity and lapse assumptions comparable with the Company’s experience and assume market growth and interest crediting consistent with actuarial assumptions used in amortizing DAC. These amounts are undiscounted and, therefore, exceed the policyholders’ account balances and future policy benefits and other policyholder liabilities included in the consolidated balance sheet included elsewhere in this Annual Report on Form 10-K. They do not reflect projected recoveries from reinsurance agreements. Due to the use of assumptions, actual cash flows will differ from these estimates, see “— Summary of Critical Accounting Estimates — Liability for Future Policy Benefits.” Separate Accounts liabilities have been excluded as they are legally insulated from General Account obligations and will be funded by cash flows from Separate Accounts assets.

Unrecognized tax benefits of $539 million, including $4 million related to AB were not included in the above table because it is not possible to make reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.
In addition, the below items are included as part of AB’s aggregate contractual obligations:

•
At year-end 2018, AB had a $256 million accrual for compensation and benefits, of which $171 million is expected to be paid in 2019, $50 million in 2020 and 2021, $15 million in 2022-2023 and the rest thereafter. Further, AB expects to make contributions to its qualified profit-sharing plan of $14 million in each of the next four years.

•
In addition, the Company has obligations under contingent commitments at December 31, 2018, including: the AB Credit Facility and AB’s commercial paper program; the Company’s $1,928 million undrawn letters of credit; the Company’s $952 million and $606 million commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively. Information on these contingent commitments can be found in Notes 11, 17 and 18 to the Notes to the Consolidated Financial Statements.

•
During 2010, as general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), AB committed to invest $25 million in the Real Estate Fund. As of December 31, 2018, we had funded $22 million of this commitment. During 2014, as general partner of AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), AB committed to invest $28 million, as amended in 2015, in the Real Estate Fund II. As of December 31, 2018, AB had funded $15 million of this commitment.

Off-Balance Sheet Arrangements
At December 31, 2018, the Company was not a party to any off-balance sheet transactions other than those guarantees and commitments described in Note 11 and Note 17 of the Notes to the Consolidated Financial Statements.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in our consolidated financial statements included elsewhere herein. For a discussion of our significant accounting policies, see Note 2 of the Notes to the Consolidated Financial Statements. The most critical estimates include those used in determining:

•	liabilities for future policy benefits;

•	accounting for reinsurance;

•	capitalization and amortization of DAC and policyholder bonus interest credits;

•	estimated fair values of investments in the absence of quoted market values and investment impairments;

•	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation;

•	goodwill and related impairment;

•	measurement of income taxes and the valuation of deferred tax assets; and

•	liabilities for litigation and regulatory matters.
In applying our accounting policies, we make subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries while others are specific to our business and operations. Actual results could differ from these estimates.
Liability for Future Policy Benefits
We establish reserves for future policy benefits to, or on behalf of, policyholders in the same period in which the policy is issued or acquired, using methodologies prescribed by U.S. GAAP. The assumptions used in establishing reserves are generally based on the our experience, industry experience or other factors, as applicable. At least annually we review our actuarial assumptions, such as mortality, morbidity, retirement and policyholder behavior assumptions, and update assumptions when appropriate. Generally, we do not expect trends to change significantly in the short-term and, to the extent these trends may change, we expect such changes to be gradual over the long-term.
The reserving methodologies used include the following:

•
Universal life (“UL”) and investment-type contract policyholder account balances are equal to the policy AV. The policy AV represent an accumulation of gross premium payments plus credited interest less expense and mortality charges and withdrawals.

•
Participating traditional life insurance future policy benefit liabilities are calculated using a net level premium method on the basis of actuarial assumptions equal to guaranteed mortality and dividend fund interest rates.

•
Non-participating traditional life insurance future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest.

For most long-duration contracts, we utilize best estimate assumptions as of the date the policy is issued or acquired with provisions for the risk of adverse deviation, as appropriate. After the liabilities are initially established, we perform premium deficiency tests using best estimate assumptions as of the testing date without provisions for adverse deviation. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., U.S. GAAP reserves net of any DAC or DSI), the existing net reserves are adjusted by first reducing the DAC or DSI by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than these asset balances for insurance contracts, we then increase the net reserves by the excess, again through a charge to current period earnings. If a premium deficiency is recognized, the assumptions as of the premium deficiency test date are locked in and used in subsequent valuations and the net reserves continue to be subject to premium deficiency testing.
For certain reserves, such as those related to GMDB and GMIB features, we use current best estimate assumptions in establishing reserves. The reserves are subject to adjustments based on periodic reviews of assumptions and quarterly adjustments for experience, including market performance, and the reserves may be adjusted through a benefit or charge to current period earnings.
For certain GMxB features in our Individual Retirement segment, the benefits are accounted for as embedded derivatives, with fair values calculated as the present value of expected future benefit payments to contractholders less the present value of assessed rider fees attributable to the embedded derivative feature. Under U.S. GAAP, the fair values of these benefit features are based on assumptions a market participant would use in valuing these embedded derivatives. Changes in the fair value of the embedded derivatives are recorded quarterly through a benefit or charge to current period earnings.
The assumptions used in establishing reserves are generally based on our experience, industry experience and/or other factors, as applicable. We typically update our actuarial assumptions, such as mortality, morbidity, retirement and policyholder behavior assumptions, annually, unless a material change is observed in an interim period that we feel is indicative of a long-term trend. Generally, we do not expect trends to change significantly in the short-term and, to the extent these trends may change, we expect such changes to be gradual over the long-term. In a sustained low interest rate environment, there is an increased likelihood that the reserves determined based on best estimate assumptions may be greater than the net liabilities.
See Note 8 of the Notes to the Consolidated Financial Statements for additional information on our accounting policy relating to GMxB features and liability for future policy benefits and Note 2 of the Notes to the Consolidated Financial Statements for future policyholder benefit liabilities.
Sensitivity of Future Rate of Return Assumptions on GMDB/GMIB Reserves
The Separate Account future rate of return assumptions that are used in establishing reserves for GMxB features are set using a long term-view of expected average market returns by applying a reversion to the mean approach, consistent with that used for DAC amortization. For additional information regarding the future expected rate of return assumptions and the reversion to the mean approach, see, “—DAC and Policyholder Bonus Interest Credits”.
The GMDB/GMIB reserve balance before reinsurance ceded was $8.5 billion at December 31, 2018. The following table provides the sensitivity of the reserves GMxB features related to variable annuity contracts relative to the future rate of return assumptions by quantifying the adjustments to these reserves that would be required assuming both a 1% increase and decrease in the future rate of return. This sensitivity considers only the direct effect of changes in the future rate of return on operating results due to the change in the reserve balance before reinsurance ceded and not changes in any other assumptions such as persistency, mortality, or expenses included in the evaluation of the reserves, or any changes on DAC or other balances including hedging derivatives and the GMIB reinsurance asset.

GMDB/GMIB Reserves
Sensitivity - Rate of Return
December 31, 2018

Increase/(Decrease) in GMDB/GMIB Reserves
(in millions)
1% decrease in future rate of return	$1,269
1% increase in future rate of return	$(1,342)
Traditional Annuities
The reserves for future policy benefits for annuities include group pension and payout annuities, and, during the accumulation period, are equal to accumulated policyholders’ fund balances and, after annuitization, are equal to the present value of expected future payments based on assumptions as to mortality, retirement, maintenance expense, and interest rates. Interest rates used in establishing such liabilities range from 1.6% to 5.5% (weighted average of 4.8%). If reserves determined based on these assumptions are greater than the existing reserves, the existing reserves are adjusted to the greater amount.
Health
Individual health benefit liabilities for active lives are estimated using the net level premium method and assumptions as to future morbidity, withdrawals and interest. Benefit liabilities for disabled lives are estimated using the present value of benefits method and experience assumptions as to claim terminations, expenses and interest.
Reinsurance
Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risk with respect to reinsurance receivables. We periodically review actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluate the financial strength of counterparties to our reinsurance agreements using criteria similar to those evaluated in our security impairment process. See “—Estimated Fair Value of Investments.” Additionally, for each of our reinsurance agreements, we determine whether the agreement provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. We review all contractual features, including those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. If we determine that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, we record the agreement using the deposit method of accounting.
For reinsurance contracts other than those covering GMIB exposure, reinsurance recoverable balances are calculated using methodologies and assumptions that are consistent with those used to calculate the direct liabilities. GMIB reinsurance contracts are used to cede affiliated and non-affiliated reinsurers a portion of the exposure on variable annuity products that offer the GMIB feature. The GMIB reinsurance contracts are accounted for as derivatives and are reported at fair value. Gross reserves for GMIB, on the other hand, are calculated on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts, therefore, will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital market and/or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts.
See Note 10 of the Notes to the Consolidated Financial Statements for additional information on our reinsurance agreements.
DAC and Policyholder Bonus Interest Credits
We incur significant costs in connection with acquiring new and renewal insurance business. Costs that relate directly to the successful acquisition or renewal of insurance contracts, are deferred as DAC. In addition to commissions, certain direct-response advertising expenses and other direct costs, other deferrable costs include the portion of an employee’s total compensation and benefits related to time spent selling, underwriting or processing the issuance of new and renewal insurance business only with respect to actual policies acquired or renewed. We utilize various techniques to estimate the portion of an employee’s time spent on qualifying acquisition activities that result in actual sales, including surveys, interviews, representative time studies and other methods. These estimates include assumptions that are reviewed and updated on a periodic basis or more frequently to reflect significant changes in processes or distribution methods.

Amortization Methodologies
Participating Traditional Life Policies
For participating traditional life policies (substantially all of which are in the Closed Block), DAC is amortized over the expected total life of the contract group as a constant percentage based on the present value of the estimated gross margin amounts expected to be realized over the life of the contracts using the expected investment yield.
At December 31, 2018, the average investment yields assumed (excluding policy loans) were 4.7% grading to 4.3% in 2024. Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the accumulated amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date. Many of the factors that affect gross margins are included in the determination of the Company’s dividends to these policyholders. DAC adjustments related to participating traditional life policies do not create significant volatility in results of operations as the Closed Block recognizes a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization.
Non-participating Traditional Life Insurance Policies
DAC associated with non-participating traditional life policies are amortized in proportion to anticipated premiums. Assumptions as to anticipated premiums are estimated at the date of policy issue and are consistently applied during the life of the contracts. Deviations from estimated experience are reflected in earnings (loss) in the period such deviations occur. For these contracts, the amortization periods generally are for the total life of the policy.
Universal Life and Investment-type Contracts
DAC associated with certain variable annuity products is amortized based on estimated assessments, with the remainder of variable annuity products, UL and investment-type products amortized over the expected total life of the contract group as a constant percentage of estimated gross profits arising principally from investment results, Separate Account fees, mortality and expense margins and surrender charges based on historical and anticipated future experience, updated at the end of each accounting period. When estimated gross profits are expected to be negative for multiple years of a contract life, DAC is amortized using the present value of estimated assessments. The effect on the amortization of DAC of revisions to estimated gross profits or assessments is reflected in net income (loss) in the period such estimated gross profits or assessments are revised. A decrease in expected gross profits or assessments would accelerate DAC amortization. Conversely, an increase in expected gross profits or assessments would slow DAC amortization. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date.
Quarterly adjustments to the DAC balance are made for current period experience and market performance related adjustments, and the impact of reviews of estimated total gross profits. The quarterly adjustments for current period experience reflect the impact of differences between actual and previously estimated expected gross profits for a given period. Total estimated gross profits include both actual experience and estimates of gross profits for future periods. To the extent each period’s actual experience differs from the previous estimate for that period, the assumed level of total gross profits may change. In these cases, cumulative adjustment to all previous periods’ costs is recognized.
During each accounting period, the DAC balances are evaluated and adjusted with a corresponding charge or credit to current period earnings for the effects of the Company’s actual gross profits and changes in the assumptions regarding estimated future gross profits. A decrease in expected gross profits or assessments would accelerate DAC amortization. Conversely, an increase in expected gross profits or assessments would slow DAC amortization. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date.
For the variable and UL policies a significant portion of the gross profits is derived from mortality margins and therefore, are significantly influenced by the mortality assumptions used. Mortality assumptions represent our expected claims experience over the life of these policies and are based on a long-term average of actual company experience. This assumption is updated periodically to reflect recent experience as it emerges. Improvement of life mortality in future periods from that currently projected would result in future deceleration of DAC amortization. Conversely, deterioration of life mortality in future periods from that currently projected would result in future acceleration of DAC amortization.

Loss Recognition Testing
After the initial establishment of reserves, loss recognition tests are performed using best estimate assumptions as of the testing date without provisions for adverse deviation. When the liabilities for future policy benefits plus the present value of expected future gross premiums for the aggregate product group are insufficient to provide for expected future policy benefits and expenses for that line of business (i.e., reserves net of any DAC asset), DAC is first written off, and thereafter a premium deficiency reserve is established by a charge to earnings.
In 2018 and 2017, we determined that we had a loss recognition in certain of our variable interest-sensitive life insurance products due to the release of life reserves and low interest rates. As of December 31, 2018 and 2017, we wrote off $118 million and $245 million, respectively, of the DAC balance through accelerated amortization.
Additionally, in certain policyholder liability balances for a particular line of business may not be deficient in the aggregate to trigger loss recognition; however, the pattern of earnings may be such that profits are expected to be recognized in earlier years and then followed by losses in later years. This pattern of profits followed by losses is exhibited in our VISL business and is generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. We accrue for these Profits Followed by Losses ("PFBL") using a dynamic approach that changes over time as the projection of future losses change.
In addition, we are required to analyze the impacts from net unrealized investment gains and losses on our available-for-sale investment securities backing insurance liabilities, as if those unrealized investment gains and losses were realized. This may result in the recognition of unrealized gains and losses on related insurance assets and liabilities in a manner consistent with the recognition of the unrealized gains and losses on available-for-sale investment securities within the statements of comprehensive income and changes in equity. Changes to net unrealized investment (gains) losses may increase or decrease the ending DAC balance. Similar to a loss recognition event, when the DAC balance is reduced to zero, additional insurance liabilities are established if necessary. Unlike a loss recognition event, which is based on changes in net unrealized investment (gains) losses, these adjustments may reverse from period to period. In 2017, due primarily to the release of life reserves, we recorded an unrealized loss in Other comprehensive income (loss). There was no impact to Net income (loss).
Sensitivity of DAC to Changes in Future Mortality Assumptions
The following table demonstrates the sensitivity of the DAC balance relative to future mortality assumptions by quantifying the adjustments that would be required, assuming an increase and decrease in the future mortality rate by 1.0%. This information considers only the direct effect of changes in the mortality assumptions on the DAC balance and not changes in any other assumptions used in the measurement of the DAC balance and does not assume changes in reserves.
DAC Sensitivity - Mortality
December 31, 2018

Increase/(Decrease) in DAC
(in millions)
Decrease in future mortality by 1%	$35
Increase in future mortality by 1%	$(35)
Sensitivity of DAC to Changes in Future Rate of Return Assumptions
A significant assumption in the amortization of DAC on variable annuity products and, to a lesser extent, on variable and interest-sensitive life insurance relates to projected future Separate Accounts performance. Management sets estimated future gross profit or assessment assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a Reversion to the Mean (“RTM”) approach, a commonly used industry practice. This future return approach influences the projection of fees earned, as well as other sources of estimated gross profits. Returns that are higher than expectations for a given period produce higher than expected account balances, increase the fees earned resulting in higher expected future gross profits and lower DAC amortization for the period. The opposite occurs when returns are lower than expected.
In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. In second quarter 2015, based upon management’s then-current expectations of interest rates and future fund growth, we updated our reversion to the mean assumption from 9.0% to 7.0%. The average gross long-term return measurement start date was also updated to December 31, 2014. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. At December 31, 2018, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuity products was 7.0% (4.7% net of product weighted average Separate Accounts fees), and 0.0% ((2.3)% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is five years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.
If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than five years in order to reach the average gross long-term return estimate, the application of the five-year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than five years would result in a required deceleration of DAC amortization. At December 31, 2018, current projections of future average gross market returns assume a 1.6% annualized return for the next two quarters, followed by 7.0% thereafter.
 Other significant assumptions underlying gross profit estimates for UL and investment type products relate to contract persistency and General Account investment spread.
The following table provides an example of the sensitivity of the DAC balance of variable annuity products and variable and interest-sensitive life insurance relative to future return assumptions by quantifying the adjustments to the DAC balance that would be required assuming both an increase and decrease in the future rate of return by 1.0%. This information considers only the effect of changes in the future Separate Accounts rate of return and not changes in any other assumptions used in the measurement of the DAC balance.
DAC Sensitivity - Rate of Return
December 31, 2018

Increase/(Decrease) in DAC
(in millions)
Decrease in future rate of return by 1%	$(167)
Increase in future rate of return by 1%	$205
Estimated Fair Value of Investments
The Company’s investment portfolio principally consists of public and private fixed maturities, mortgage loans, equity securities and derivative financial instruments, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options used to manage various risks relating to its business operations.
Fair Value Measurements
Investments reported at fair value in the consolidated balance sheets of the Company include fixed maturity securities classified as available-for-sale, equity and trading securities and certain other invested assets, such as freestanding derivatives. In addition, reinsurance contracts covering GMIB exposure and the liabilities in the SCS variable annuity products, SIO in the EQUI-VEST variable annuity product series, MSO in the variable life insurance products, IUL insurance products and the GMAB, GIB, GMWB and GWBL feature in certain variable annuity products issued by the Company are considered embedded derivatives and reported at fair value.
When available, the estimated fair value of securities is based on quoted prices in active markets that are readily and regularly obtainable; these generally are the most liquid holdings and their valuation does not involve management judgment. When quoted prices in active markets are not available, we estimate fair value based on market standard valuation methodologies. These alternative approaches include matrix or model pricing and use of independent pricing services, each supported by reference to principal market trades or other observable market assumptions for similar securities. More specifically, the matrix pricing approach to fair value is a discounted cash flow methodology that incorporates market interest rates commensurate with the credit quality and duration of the investment. For securities with reasonable price transparency, the significant inputs to these valuation methodologies either are observable in the market or can be derived principally from or corroborated by observable market data. When the volume or level of activity results in little or no price transparency, significant inputs no longer can be supported by reference to market observable data but instead must be based on management’s estimation and judgment. Substantially the same approach is used by us to measure the fair values of freestanding and embedded derivatives with exception for consideration of the effects of master netting agreements and collateral arrangements as well as incremental value or risk ascribed to changes in own or counterparty credit risk.
As required by the accounting guidance, we categorize our assets and liabilities measured at fair value into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique, giving the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). For additional information regarding the key estimates and assumptions surrounding the determinations of fair value measurements, see Note 7 of the Notes to the Consolidated Financial Statements.
Impairments and Valuation Allowances
The assessment of whether OTTIs have occurred is performed quarterly by our Investments Under Surveillance (“IUS”) Committee, with the assistance of its investment advisors, on a security-by-security basis for each available-for-sale fixed maturity that has experienced a decline in fair value for purpose of evaluating the underlying reasons. The analysis begins with a review of gross unrealized losses by the following categories of securities: (i) all investment grade and below investment grade fixed maturities for which fair value has declined and remained below amortized cost by 20% or more and (ii) below-investment-grade fixed maturities for which fair value has declined and remained below amortized cost for a period greater than 12 months. Integral to the analysis is an assessment of various indicators of credit deterioration to determine whether the investment security is expected to recover, including, but not limited to, consideration of the duration and severity of the unrealized loss, failure, if any, of the issuer of the security to make scheduled payments, actions taken by rating agencies, adverse conditions specifically related to the security or sector, the financial strength, liquidity and continued viability of the issuer and, for equity securities only, the intent and ability to hold the investment until recovery, resulting in identification of specific securities for which OTTI is recognized.
If there is no intent to sell or likely requirement to dispose of the fixed maturity security before its recovery, only the credit loss component of any resulting OTTI is recognized in earnings and the remainder of the fair value loss is recognized in OCI. The amount of credit loss is the shortfall of the present value of the cash flows expected to be collected as compared to the amortized cost basis of the security. The present value is calculated by discounting management’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security at the date of acquisition. Projections of future cash flows are based on assumptions regarding probability of default and estimates regarding the amount and timing of recoveries. These assumptions and estimates require use of management judgment and consider internal credit analyses as well as market observable data relevant to the collectability of the security. For mortgage- and asset-backed securities, projected future cash flows also include assumptions regarding prepayments and underlying collateral value.
Mortgage loans are stated at unpaid principal balances, net of unamortized discounts and valuation allowances. Valuation allowances are based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or on its collateral value if the loan is collateral dependent. However, if foreclosure is or becomes probable, the collateral value measurement method is used.
For commercial and agricultural mortgage loans, an allowance for credit loss is typically recommended when management believes it is probable that principal and interest will not be collected according to the contractual terms. Factors that influence management’s judgment in determining allowance for credit losses include the following:

•
Loan-to-value ratio— Derived from current loan balance divided by the fair market value of the property. An allowance for credit loss is typically recommended when the loan-to-value ratio is in excess of 100%. In the case where the loan-to-value is in excess of 100%, the allowance for credit loss is derived by taking the difference between the fair market value (less cost of sale) and the current loan balance.

•	Debt service coverage ratio—Derived from actual Operating Earnings divided by annual debt service. If the ratio is below 1.0x, then the income from the property does not support the debt.

•	Occupancy—Criteria vary by property type but low or below market occupancy is an indicator of sub-par property performance.

•
Lease expirations—The percentage of leases expiring in the upcoming 12 to 36 months are monitored as a decline in rent and/or occupancy may negatively impact the debt service coverage ratio. In the case of single-tenant properties or properties with large tenant exposure, the lease expiration is a material risk factor.

•
Maturity—Mortgage loans that are not fully amortizing and have upcoming maturities within the next 12 to 24 months are monitored in conjunction with the capital markets to determine the borrower’s ability to refinance the debt and/or pay off the balloon balance.

•	Borrower/tenant related issues—Financial concerns, potential bankruptcy, or words or actions that indicate imminent default or abandonment of property.

•	Payment status - current vs. delinquent—A history of delinquent payments may be a cause for concern.

•	Property condition—Significant deferred maintenance observed during the lenders annual site inspections.

•	Other—Any other factors such as current economic conditions may call into question the performance of the loan.
Mortgage loans also are individually evaluated quarterly by the IUS Committee for impairment on a loan-by-loan basis, including an assessment of related collateral value. Commercial mortgages 60 days or more past due and agricultural mortgages 90 days or more past due, as well as all mortgages in the process of foreclosure, are identified as problem mortgages. Based on its monthly monitoring of mortgages, a class of potential problem mortgages also is identified, consisting of mortgage loans not currently classified as problems but for which management has doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the loan becoming a problem or being restructured. The decision whether to classify a performing mortgage loan as a potential problem involves significant subjective judgments by management as to likely future industry conditions and developments with respect to the borrower or the individual mortgaged property.
For problem mortgage loans a valuation allowance is established to provide for the risk of credit losses inherent in the lending process. The allowance includes loan specific reserves for loans determined to be non-performing as a result of the loan review process. A non-performing loan is defined as a loan for which it is probable that amounts due according to the contractual terms of the loan agreement will not be collected. The loan specific portion of the loss allowance is based on our assessment as to ultimate collectability of loan principal and interest. Valuation allowances for a non-performing loan are recorded based on the present value of expected future cash flows discounted at the loan’s effective interest rate or based on the fair value of the collateral if the loan is collateral dependent. The valuation allowance for mortgage loans can increase or decrease from period to period based on such factors.
Impaired mortgage loans without provision for losses are mortgage loans where the fair value of the collateral or the net present value of the expected future cash flows related to the loan equals or exceeds the recorded investment. Interest income earned on mortgage loans where the collateral value is used to measure impairment is recorded on a cash basis. Interest income on mortgage loans where the present value method is used to measure impairment is accrued on the net carrying value amount of the loan at the interest rate used to discount the cash flows. Changes in the present value attributable to changes in the amount or timing of expected cash flows are reported as investment gains or losses.
Mortgage loans are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans are classified as nonaccrual mortgage loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely.
See Notes 2 and 3 of the Notes to the Consolidated Financial Statements for additional information relating to our determination of the amount of allowances and impairments.
Derivatives
We use freestanding derivative instruments to hedge various capital market risks in our products, including: (i) certain guarantees, some of which are reported as embedded derivatives; (ii) current or future changes in the fair value of our assets and liabilities; and (iii) current or future changes in cash flows. All derivatives, whether freestanding or embedded, are required to be carried on the balance sheet at fair value with changes reflected in either net income (loss) or in other comprehensive income, depending on the type of hedge. Below is a summary of critical accounting estimates by type of derivative.

Freestanding Derivatives
The determination of the estimated fair value of freestanding derivatives, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing such instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. See Note 7 of the Notes to the Consolidated Financial Statements for additional details on significant inputs into the OTC derivative pricing models and credit risk adjustment.
Embedded Derivatives
We issue variable annuity products with guaranteed minimum benefits, some of which are embedded derivatives measured at estimated fair value separately from the host variable annuity product, with changes in estimated fair value reported in net derivative gains (losses). We also have assumed from an affiliate the risk associated with certain guaranteed minimum benefits, which are accounted for as embedded derivatives measured at estimated fair value. The estimated fair values of these embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees attributable to the guarantee. The projections of future benefits and future fees require capital markets and actuarial assumptions, including expectations concerning policyholder behavior. A risk-neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk-free rates.
Market conditions, including, but not limited to, changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital market inputs, as well as changes in our nonperformance risk adjustment may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income. Changes to actuarial assumptions, principally related to contract holder behavior such as annuitization utilization and withdrawals associated with GMIB riders, can result in a change of expected future cash outflows of a guarantee between the accrual-based model for insurance liabilities and the fair-value based model for embedded derivatives. See Note 2 of the Notes to the Consolidated Financial Statements for additional information relating to the determination of the accounting model. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties in certain actuarial assumptions. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees.
With respect to assumptions regarding policyholder behavior, we have recorded charges, and in some cases benefits, in prior years as a result of the availability of sufficient and credible data at the conclusion of each review.
We ceded the risk associated with certain of the variable annuity products with GMxB features described in the preceding paragraphs. The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by us with the exception of the input for nonperformance risk that reflects the credit of the reinsurer. However, because certain of the reinsured guarantees do not meet the definition of an embedded derivative and, thus are not accounted for at fair value, significant fluctuations in net income may occur when the change in the fair value of the reinsurance recoverable is recorded in net income without a corresponding and offsetting change in fair value of the directly written guaranteed liability.
Nonperformance Risk Adjustment
The valuation of our embedded derivatives includes an adjustment for the risk that we fail to satisfy our obligations, which we refer to as our nonperformance risk. The nonperformance risk adjustment, which is captured as a spread over the risk-free rate in determining the discount rate to discount the cash flows of the liability, is determined by taking into consideration publicly available information relating to spreads on corporate bonds in the secondary market comparable to Holdings’ financial strength rating.
The table below illustrates the impact that a range of reasonably likely variances in credit spreads would have on our consolidated balance sheet, excluding the effect of income tax, related to the embedded derivative valuation on certain variable annuity products measured at estimated fair value. Even when credit spreads do not change, the impact of the nonperformance risk adjustment on fair value will change when the cash flows within the fair value measurement change. The table only reflects the impact of changes in credit spreads on our consolidated financial statements included elsewhere herein and not these other potential changes. In determining the ranges, we have considered current market conditions, as well as the market level of spreads that can reasonably be anticipated over the near term. The ranges do not reflect extreme market conditions such as those experienced during the 2008–2009 Financial Crisis as we do not consider those to be reasonably likely events in the near future.

Future policyholders’ benefits and other policyholders’ liabilities
(in billions)
100% increase in Holdings’ credit spread	$3.9
As reported	$5.6
50% decrease in Holdings’ credit spread	$6.7
See Note 3 of the Notes to the Consolidated Financial Statements for additional information on our derivatives and hedging programs.
Goodwill
Goodwill represents the excess of purchase price over the estimated fair value of identifiable net assets acquired in a business combination. We test goodwill for recoverability each annual reporting period at December 31 and at interim periods if facts or circumstances are indicative of potential impairment. As further described in Notes 2 and 4 of the Notes to the Consolidated Financial Statements, we early adopted Accounting Standards Update No. 2017-04 (“ASU 2017-04”), Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance eliminates Step 2 goodwill impairment testing that requires a hypothetical purchase price allocation to assess goodwill recoverability when the carrying value of a reporting unit exceeds its fair value and continues to limit the measure of impairment loss to the total amount of goodwill allocated to the reporting unit. Our early adoption of ASU 2017-04 resulted in recognition of an impairment loss of $369 million during first quarter 2017, representing all of the goodwill attributed to its Financial/Advisory Insurance segment. As application of the new guidance is required prospectively, prior reporting periods were not restated for the impact of adoption. As further described in Notes 4 and 19 of the Notes to the Consolidated Financial Statements, in the fourth quarter of 2017, we recast its operating segments to align with the reorganization of its reporting structure, thereby resulting in identification of new reporting units and the reassignment of goodwill related to those affected. At December 31, 2018, our goodwill of $4.6 billion results solely from its investment in AB and is attributed to the Investment Management and Research segment, also deemed a reporting unit for purpose of assessing the recoverability of that goodwill.
Estimating the fair value of reporting units for the purpose of goodwill impairment testing is a subjective process that involves the use of significant judgements by management. Estimates of fair value are inherently uncertain and represent management’s reasonable expectation regarding future developments, giving consideration to internal strategic plans and general market and economic forecasts. We use a discounted cash flow approach as its primary valuation methodology and validates the fair value to market comparables and industry metrics. Determining estimated fair value using a discounted cash flow valuation technique consists of applying business growth rate assumptions over the estimated life of the goodwill asset and then discounting the resulting expected cash flows using an estimated weighted average cost of capital of market participants to arrive at a present value amount that approximates fair value. Key inputs and assumptions include projected cash flows, the level of economic capital required to support the business mix, growth of the existing business, projections of renewed business and margins on such business, interest rates, credit spreads, equity market levels, and the discount rate.
Litigation Contingencies
We are a party to a number of legal actions and are involved in a number of regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on our financial position.
Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. On a quarterly and annual basis, we review relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in our consolidated financial statements included elsewhere herein. See Note 17 of the Notes to the Consolidated Financial Statements for information regarding our assessment of litigation contingencies.
Income Taxes
Income taxes represent the net amount of income taxes that we expect to pay to or receive from various taxing jurisdictions in connection with its operations. We provide for Federal and state income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryforward periods under the tax law in the applicable jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred tax assets will not be realized. Management considers all available evidence including past operating results, the existence of cumulative losses in the most recent years, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. Our accounting for income taxes represents management’s best estimate of the tax consequences of various events and transactions.
Significant management judgment is required in determining the provision for income taxes and deferred tax assets and liabilities, and in evaluating our tax positions including evaluating uncertainties under the guidance for Accounting for Uncertainty in Income taxes. Under the guidance, we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. Tax positions are then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.
Our tax positions are reviewed quarterly and the balances are adjusted as new information becomes available.
Adoption of New Accounting Pronouncements
See Note 2 of the Notes to the Consolidated Financial Statements for a complete discussion of newly issued accounting pronouncements.

Part II, Item 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our businesses are subject to financial, market, political and economic risks, as well as to risks inherent in our business operations. The discussion that follows provides additional information on market risks arising from our insurance asset/liability management and investment management activities. Such risks are evaluated and managed by each business on a decentralized basis. Primary market risk exposure results from interest rate fluctuations, equity price movements and changes in credit quality.
Individual Retirement, Group Retirement and Protection Solutions Segments
Our results significantly depend on profit margins or “spreads” between investment results from assets held in the General Account investment portfolio and interest credited on individual insurance and annuity products. Management believes its fixed rate liabilities should be supported by a portfolio principally composed of fixed rate investments that generate predictable, steady rates of return. Although these assets are purchased for long-term investment, the portfolio management strategy considers them available for sale in response to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook and other relevant factors. See the “Investments” section of Note 2 to the Notes to the Consolidated Financial Statements for the accounting policies for the investment portfolios. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risks. Insurance asset/liability management includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. As a result, the fixed maturity portfolio has modest exposure to call and prepayment risk and the vast majority of mortgage holdings are fixed rate mortgages that carry yield maintenance and prepayment provisions.
Investments with Interest Rate Risk – Fair Value
Assets with interest rate risk include available-for-sale and trading fixed maturities and mortgage loans that make up 84.9% and 80.6% of the carrying value of the General Account investment portfolio at December 31, 2018 and 2017, respectively. As part of our asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk. The table that follows shows the impact an immediate one percent increase/decrease in interest rates at December 31, 2018 and 2017 would have on the fair value of fixed maturities and mortgage loans:
Interest Rate Risk Exposure

	December 31, 2018			December 31, 2017
	Fair Value	Impact of +1% Change	Impact of -1% Change	Fair Value	Impact of +1% Change	Impact of -1% Change
	(in millions)
Fixed Income Investments:
Available-for-sale:
Fixed rate	$44,379	$(3,874)	$4,595	$44,899	$(4,375)	$5,293
Floating rate	1,547	(41)	42	2,022	(2)	2
Trading securities:
Fixed rate	14,219	(368)	355	11,404	(283)	294
Floating rate	599	(1)	1	541	(1)	1
Mortgage loans	11,494	(658)	572	10,912	(596)	432
A one percent increase/decrease in interest rates is a hypothetical rate scenario used to demonstrate potential risk; it does not represent management’s view of future market changes. While these fair value measurements provide a representation of interest rate sensitivity of fixed maturities and mortgage loans, they are based on various portfolio exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to management’s assessment of changing market conditions and available investment opportunities.

Investments with Equity Price Risk – Fair Value
The investment portfolios also have direct holdings of public and private equity securities. The following table shows the potential exposure from those equity security investments, measured in terms of fair value, to an immediate 10% increase/decrease in equity prices from those prevailing at December 31, 2018 and 2017:
Equity Price Risk Exposure

	December 31, 2018			December 31, 2017
	Fair Value	Impact of+10% Equity Price Change	Impact of -10% Equity Price Change	Fair Value	Impact of+10% Equity Price Change	Impact of -10% Equity Price Change
	(in millions)
Equity Investments	$12	$1	$(1)	$190	$16	$(16)
A 10% decrease in equity prices is a hypothetical scenario used to calibrate potential risk and does not represent management’s view of future market changes. The fair value measurements shown are based on the equity securities portfolio exposures at a particular point in time and these exposures will change as a result of ongoing portfolio activities in response to management’s assessment of changing market conditions and available investment opportunities.
Liabilities with Interest Rate Risk – Fair Value
At December 31, 2018 and 2017, the aggregate carrying values of insurance contracts with interest rate risk were $5.7 billion and $5.1 billion, respectively. The aggregate fair value of such liabilities at December 31, 2018 and 2017 were $6.0 billion and $5.2 billion, respectively. The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those liabilities of $0.3 billion and $0.2 billion, respectively. While these fair value measurements provide a representation of the interest rate sensitivity of insurance liabilities, they are based on the composition of such liabilities at a particular point in time and may not be representative of future results.
Asset/liability management is integrated into many aspects of the Individual Retirement, Group Retirement and Protection Solutions segments’ operations, including investment decisions, product development and determination of crediting rates. As part of our risk management process, numerous economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine if existing assets would be sufficient to meet projected liability cash flows. Key variables include policyholder behavior, such as persistency, under differing crediting rate strategies.
Derivatives and Interest Rate and Equity Risks – Fair Value
We primarily use derivative contracts for asset/liability risk management, to mitigate our exposure to equity market decline and interest rate risks and for hedging individual securities. In addition, we periodically enter into forward, exchange-traded futures and interest rate swap, swaptions and floor contracts to reduce the economic impact of movements in the equity and fixed income markets, including the program to hedge certain risks associated with the GMxB features. As more fully described in notes 2 and 3 to the notes to the Consolidated Financial Statements, various traditional derivative financial instruments are used to achieve these objectives. To minimize credit risk exposure associated with its derivative transactions, each counterparty’s credit is appraised and approved, and risk control limits and monitoring procedures are applied. Credit limits are established and monitored on the basis of potential exposures that take into consideration current market values and estimates of potential future movements in market values given potential fluctuations in market interest rates. To reduce credit exposures in OTC derivative transactions, we enter into master agreements that provide for a netting of financial exposures with the counterparty and allow for collateral arrangements. We further control and minimize counterparty exposure through a credit appraisal and approval process. Under the ISDA Master Agreement, we have executed a Credit Support Annex (“CSA”) with each of our OTC derivative counterparties that require both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities or those issued by government agencies.
Mark to market exposure is a point-in-time measure of the value of a derivative contract in the open market. A positive value indicates existence of credit risk for us because the counterparty would owe money to us if the contract were closed. Alternatively, a negative value indicates we would owe money to the counterparty if the contract were closed. If there is more than one derivative transaction outstanding with a counterparty, a master netting arrangement exists with the counterparty. In that case, the market risk represents the net of the positive and negative exposures with the single counterparty. In management’s view, the net potential exposure is the better measure of credit risk. At December 31, 2018 and 2017, the net fair values of our derivatives were $48 million and $154 million, respectively.

The tables below show the interest rate or equity sensitivities of those derivatives, measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.
Derivative Financial Instruments

			Interest Rate Sensitivity
	Notional Amount	Weighted Average Term (Years)	Impact of -1% Change	Fair Value	Impact of +1% Change
	(in millions, except for Weighted Average Term)
December 31, 2018
Swaps	$27,003	5	$3,262	$439	$(1,857)
Futures	11,792		590	—	(427)
Total	$38,795		$3,852	$439	$(2,284)

December 31, 2017
Swaps	$26,675	6	$3,443	$411	$(2,562)
Futures	20,675		121	—	(91)
Total	$47,350		$3,564	$411	$(2,653)

			Equity Sensitivity
	Notional Amount	Weighted Average Term (Years)	Fair Value	Balance after -10% Equity Price Shift
	(in millions, except for Weighted Average Term)
December 31, 2018
Futures	$10,995		$—	$—
Swaps	7,697	1	(29)	746
Options	21,821	2	968	324
Total	$40,513		$939	$1,070

December 31, 2017
Futures	$6,552		$—	$621
Swaps	7,555	1	(197)	652
Options	22,223	2	1,999	1,452
Total	$36,330		$1,802	$2,725
In addition to the freestanding derivatives discussed above, we have entered into reinsurance contracts to mitigate the risk associated with the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts. These reinsurance contracts are considered derivatives under the guidance on derivatives and hedging and were reported at their fair values of $1.7 billion and $1.9 billion at December 31, 2018 and 2017, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing at December 31, 2018 and 2017, respectively, would increase the balances of the reinsurance contract asset by $146 million and $161 million.
Also, the GMxB feature’s liability associated with certain annuity contracts is similarly considered to be a derivative for accounting purposes and was reported at its fair value. The liability for embedded derivative liability features was $5.6 billion and $4.5 billion at December 31, 2018 and 2017, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing as of December 31, 2018 and 2017, respectively, would be to increase the liability balance by $801 million billion and $700 million.
Investment Management and Research
The investments of our Investment Management and Research segment consist of trading and available-for-sale investments and other investments. AB’s trading and available-for-sale investments include U.S. Treasury bills and equity and fixed income mutual funds’ investments. Trading investments are purchased for short-term investment, principally to fund liabilities related to deferred compensation plans and to seed new investment services. Although available-for-sale investments are purchased for long-term investment, the portfolio strategy considers them available-for-sale from time to time due to changes in market interest rates, equity prices and other relevant factors. Other investments include investments in hedge funds sponsored by AB and other private investment vehicles.
Investments with Interest Rate Risk – Fair Value
The table below provides AB’s potential exposure with respect to its fixed income investments, measured in terms of fair value, to an immediate 1% increase in interest rates at all maturities from the levels prevailing at December 31, 2018 and December 31, 2017:
Interest Rate Risk Exposure

	December 31, 2018			December 31, 2017
	Fair Value	Balance After -1% Change	Balance After+1% Change	Fair Value	Balance After -1% Change	Balance After +1% Change
	(in millions)
Fixed Income Investments:
Trading	$435	$467	$406	$137	$147	$128
Such a fluctuation in interest rates is a hypothetical rate scenario used to calibrate potential risk and does not represent AB management’s view of future market changes. Although these fair value measurements provide a representation of interest rate sensitivity of its investments in fixed income mutual funds and fixed income hedge funds, they are based on AB’s exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing changes in investments in response to AB management’s assessment of changing market conditions and available investment opportunities.
Investments with Equity Price Risk – Fair Value
AB’s investments include investments in equity mutual funds and equity hedge funds. The following table presents AB’s potential exposure from its equity investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2018 and December 31, 2017:
Equity Price Risk Exposure

	December 31, 2018			December 31, 2017
	Fair Value	Balance After +10% Equity Price Change	Balance After -10% Equity Price Change	Fair Value	Balance After +10% Equity Price Change	Balance After -10% Equity Price Change
	(in millions)
Equity Investments:
Trading	$178	$196	$160	$214	$236	$193
Other investments	101	111	91	92	102	83
A 10% decrease in equity prices is a hypothetical scenario used to calibrate potential risk and does not represent AB management’s view of future market changes. While these fair value measurements provide a representation of equity price sensitivity of AB’s investments in equity mutual funds and equity hedge funds, they are based on AB’s exposure at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to AB management’s assessment of changing market conditions and available investment opportunities.

Part II, Item 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of AXA Equitable Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AXA Equitable Holdings, Inc. and its subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income (loss), comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed in 2018 the manner in which it accounts for certain income tax effects originally recognized in accumulated other comprehensive income.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
New York, NY
March 8, 2019

We have served as the Company's auditor since 1993.

AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2018 AND 2017

	2018	2017
	(in millions, except share amounts)
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost of $46,801 and $45,068)	$46,279	$46,941
Mortgage loans on real estate (net of valuation allowance of $7 and $8)	11,835	10,952
Real estate held for production of income (1)	52	390
Policy loans	3,779	3,819
Other equity investments (1)	1,334	1,392
Trading securities, at fair value	16,017	14,170
Other invested assets (1)	2,037	4,118
Total investments	81,333	81,782
Cash and cash equivalents (1)	4,469	4,814
Cash and securities segregated, at fair value	1,170	825
Broker-dealer related receivables	2,209	2,158
Deferred policy acquisition costs	6,745	5,919
Goodwill and other intangible assets, net	4,780	4,824
Amounts due from reinsurers	4,895	5,023
Loans to affiliates	—	1,230
GMIB reinsurance contract asset, at fair value	1,732	1,894
Current and deferred income taxes	—	84
Other assets (1)	3,127	2,510
Separate Accounts assets	110,337	124,552
Total Assets	$220,797	$235,615
LIABILITIES
Policyholders’ account balances	$49,923	$47,171
Future policy benefits and other policyholders' liabilities	30,998	30,330
Broker-dealer related payables	431	783
Securities sold under agreements to repurchase	573	1,887
Customer related payables	3,095	2,229
Amounts due to reinsurers	1,438	1,436
Short-term and long-term debt (1)	4,955	2,408
Loans from affiliates	—	3,622
Income taxes payable	68	—
Other liabilities (1)	3,360	4,053
Separate Accounts liabilities	110,337	124,552
Total Liabilities	$205,178	$218,471
Redeemable noncontrolling interest (1)	$187	$626
Commitments and contingent liabilities (Note 17)
EQUITY
Equity attributable to Holdings:
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 561,000,000 shares issued, 528,861,758 and 561,000,000 shares outstanding, respectively	$5	$5
Capital in excess of par value	1,908	1,299
Treasury stock, at cost, 32,138,242 shares	(640)	—
Retained earnings	13,989	12,225
Accumulated other comprehensive income (loss)	(1,396)	(108)
Total equity attributable to Holdings	13,866	13,421
Noncontrolling interest	1,566	3,097
Total Equity	15,432	16,518
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$220,797	$235,615
____________

(1)	See Note 2 for details of balances with variable interest entities.

See Notes to Consolidated Financial Statements.

AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	2018	2017	2016
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$3,824	$3,693	$3,729
Premiums	1,094	1,124	1,083
Net derivative gains (losses)	(231)	214	(1,848)
Net investment income (loss)	2,693	3,082	2,665
Investment gains (losses), net:
Total other-than-temporary impairment losses	(42)	(15)	(68)
Other investment gains (losses), net	(44)	(176)	2,051
Total investment gains (losses), net	(86)	(191)	1,983
Investment management and service fees	4,268	4,093	3,749
Other income	516	445	402
Total revenues	12,078	12,460	11,763

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	2,915	4,366	3,342
Interest credited to policyholders’ account balances	1,090	995	967
Compensation and benefits	2,079	1,980	1,965
Commissions and distribution related payments	1,160	1,081	1,000
Interest expense	231	160	174
Amortization of deferred policy acquisition costs	333	503	779
Other operating costs and expenses	1,809	2,069	1,509
Total benefits and other deductions	9,617	11,154	9,736
Income (loss) from continuing operations, before income taxes	2,461	1,306	2,027
Income tax (expense) benefit	(307)	(49)	(378)
Net income (loss)	2,154	1,257	1,649
Less: net (income) loss attributable to the noncontrolling interest	(334)	(423)	(395)
Net income (loss) attributable to Holdings	$1,820	$834	$1,254

EARNINGS PER SHARE
Earnings per share - common stock:
Basic	$3.27	$1.49	$2.24
Diluted	$3.27	$1.48	$2.24
Weighted average common shares outstanding (in millions):
Basic	556.4	561.0	561.0
Diluted	556.5	561.0	561.0
See Notes to Consolidated Financial Statements.

AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	2018	2017	2016
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$2,154	$1,257	$1,649
Other Comprehensive income (loss) net of income taxes:
Foreign currency translation adjustment	(37)	42	(18)
Change in unrealized gains (losses), net of reclassification adjustment	(1,329)	690	(274)
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	189	100	34
Total other comprehensive income (loss), net of income taxes	(1,177)	832	(258)
Comprehensive income (loss)	977	2,089	1,391
Less: Comprehensive (income) loss attributable to the noncontrolling interest	(349)	(442)	(381)
Comprehensive income (loss) attributable to Holdings	$628	$1,647	$1,010
See Notes to Consolidated Financial Statements.

AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	2018	2017	2016
	(in millions)
Equity attributable to Holdings:
Common stock, at par value, beginning and end of year	$5	$5	$5

Capital in excess of par value, beginning of year	$1,299	$932	$941
Capital contribution from parent	695	—	—
Purchase of AllianceBernstein Units from noncontrolling interest	17	—	—
Stock Compensation and Other	(103)	367	(9)
Capital in excess of par value, end of year	$1,908	$1,299	$932

Treasury stock, beginning of year	$—	$—	$—
Purchase of treasury stock	(648)	—	—
Issuance of treasury stock	8	—	—
Treasury stock, end of year	$(640)	$—	$—

Retained earnings, beginning of year	$12,225	$11,391	$10,137
Cumulative effect of adoption of revenue recognition standard ASC 606	13	—	—
Cumulative effect of adoption of ASU 2018-02, Reclassification of Certain Tax Effects	89	—	—
Cumulative effect of adoption of ASU 2016-01, Financial Instruments	7	—	—
Net income (loss) attributable to Holdings	1,820	834	1,254
Stockholder dividends (cash dividends declared per common share of $0.26 in 2018)	(157)	—	—
Issuance of treasury stock	(8)	—	—
Retained earnings, end of year	$13,989	$12,225	$11,391

Accumulated other comprehensive income (loss), beginning of year	$(108)	$(921)	$(677)
Cumulative effect of adoption of ASU 2018-02, Reclassification of Certain Tax Effects	(89)	—	—
Cumulative effect of adoption of ASU 2016-01, Financial Instruments	(7)	—	—
Other comprehensive income (loss)	(1,192)	813	(244)
Accumulated other comprehensive income (loss), end of year	$(1,396)	$(108)	$(921)
Total Holdings' equity, end of year	$13,866	$13,421	$11,407

Equity attributable to the Noncontrolling Interest
Noncontrolling interest, beginning of year	$3,097	$3,142	$3,108
Cumulative effect of adoption of revenue recognition standard ASC 606	19	—	—
Repurchase of AB Holding units	(95)	(121)	(128)
Net earnings (loss) attributable to noncontrolling interest	316	370	369
Dividends paid to noncontrolling interest	(346)	(348)	(294)
Purchase of AB Units by Holdings	(1,525)	—	—
Other comprehensive income (loss) attributable to noncontrolling interest	15	19	(14)
Other changes in noncontrolling interest	85	35	101
Noncontrolling interest, end of year	$1,566	$3,097	$3,142
Total Equity, End of Year	$15,432	$16,518	$14,549
See Notes to Consolidated Financial Statements.

AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	2018	2017	2016
	(in millions)
Net income (loss)	$2,154	$1,257	$1,649
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	1,090	995	967
Policy charges and fee income	(3,824)	(3,693)	(3,729)
Net derivative (gains) losses	231	(214)	1,848
Investment (gains) losses, net	86	191	(1,983)
Realized and unrealized (gains) losses on trading securities	237	(266)	63
Non-cash long term incentive compensation expense (1)	228	247	213
Non-cash pension plan restructuring	109	—	—
Amortization and depreciation (1)	257	399	758
Change in goodwill	—	369	—
Equity (income) loss from limited partnerships	(119)	(155)	(59)
Changes in:
Net broker-dealer and customer related receivables/payables	838	(278)	608
Reinsurance recoverable (1)	(191)	124	24
Segregated cash and securities, net	(345)	130	(381)
Capitalization of deferred policy acquisition costs (1)	(702)	(687)	(697)
Future policy benefits	(399)	1,097	272
Current and deferred income taxes	633	(10)	(217)
Other, net (1)	(222)	251	428
Net cash provided by (used in) operating activities	$61	$(243)	$(236)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$10,631	$11,339	$8,606
Mortgage loans on real estate	768	934	676
Trading account securities	9,340	11,231	7,841
Real estate held for the production of income	—	—	1,828
Real estate joint ventures	139	—	136
Short term investments (1)	6,267	4,556	3,605
Other	330	228	64
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(12,794)	(15,166)	(10,688)
Mortgage loans on real estate	(1,642)	(2,108)	(3,278)
Trading account securities	(11,401)	(13,328)	(10,283)
Real estate	—	—	(1)
Real estate joint ventures	—	—	(51)
Short term investments (1)	(5,058)	(4,897)	(4,090)
Other	(233)	(296)	(192)
Purchase of business, net of cash acquired	—	(130)	(21)
Cash settlements related to derivative instruments	583	(2,166)	(195)
Repayments of loans to affiliates	1,230	15	—
Issuance of loans to affiliates	—	—	(12)
Investment in capitalized software, leasehold improvements and EDP equipment	(123)	(102)	(97)
Other, net (1)	(86)	201	384
Net cash provided by (used in) investing activities	$(2,049)	$(9,689)	$(5,768)
_______________
(1) Prior period amounts have been reclassified to conform to current period presentation. See Note 23 for further information.

AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(CONTINUED)

	2018	2017	2016
	(in millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$9,994	$9,916	$10,001
Withdrawals	(4,600)	(4,010)	(2,976)
Transfers (to) from Separate Accounts	1,724	1,486	1,432
Proceeds from loans from affiliates	—	731	—
Change in short-term financings	(1,310)	600	(176)
Change in collateralized pledged assets	31	1,044	(991)
Change in collateralized pledged liabilities	(576)	1,246	15
(Decrease) increase in overdrafts payable	3	63	(85)
Repayment of loans from affiliates	(3,000)	(56)	(1,752)
Issuance of long-term debt	4,057	—	—
Shareholder dividends paid	(157)	—	—
Purchase of AllianceBernstein Units	(1,340)	—	—
Purchases of AB Holding Units to fund long-term incentive compensation plan awards	(267)	(220)	(236)
Purchase of treasury shares	(648)	—	—
Purchases (redemptions) of noncontrolling interests of consolidated company-sponsored investment funds	(472)	120	(137)
Distribution to noncontrolling interest of consolidated subsidiaries	(346)	(348)	(294)
Increase (decrease) in securities sold under agreement to repurchase	(1,314)	(1,706)	227
(Increase) decrease in securities purchased under agreement to resell	—	—	79
Purchase of shares in consolidated subsidiaries	—	(55)	—
Capital contribution from parent company	8	318	—
Other, net	(132)	(59)	4
Net cash provided by (used in) financing activities	$1,655	$9,070	$5,111

Effect of exchange rate changes on cash and cash equivalents	(12)	$22	$(10)
Change in cash and cash equivalents	(345)	(840)	(903)
Cash and cash equivalents, beginning of year	4,814	5,654	6,557
Cash and cash equivalents, end of year	$4,469	$4,814	$5,654

Supplemental cash flow information:
Interest paid	$178	$119	$108
Income taxes (refunded) paid	$57	$31	$(385)

Non-cash transactions:
Capital contribution from parent company	$622	$—	$—
(Settlement) issuance of long-term debt	$(202)	$202	$—
Transfer of assets to reinsurer	$(604)	$—	$—
Contribution of 0.5% minority interest in AXA Financial, Inc.	$65	$—	$—
Repayment of loans from affiliates	$(622)	$—	$—

See Notes to Consolidated Financial Statements.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)    ORGANIZATION
AXA Equitable Holdings, Inc. (“Holdings” and, collectively with its consolidated subsidiaries, the “Company”) is the holding company for a diversified financial services organization. Prior to the closing of the initial public offering of shares of Holdings’ common stock on May 14, 2018 (the “IPO”), Holdings was a wholly-owned subsidiary of AXA S.A. (“AXA”), a French holding company for the AXA Group, a worldwide leader in life, property and casualty, and health insurance and asset management. AXA sold 157,837,500 of Holdings common stock to the public in the IPO. On November 20, 2018, AXA sold an additional 60,000,000 shares of Holdings common stock to the public through a secondary offering, and concurrently Holdings repurchased 30,000,000 shares of its common stock from AXA. As of December 31, 2018, AXA owns approximately 59% of the outstanding common stock of Holdings.
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

•
The Group Retirement segment offers tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses.

•
The Investment Management and Research segment provides diversified investment management, research and related solutions globally to a broad range of clients through three main client channels - Institutional, Retail and Private Wealth Management - and distributes its institutional research products and solutions through Bernstein Research Services. The Investment Management and Research segment reflects the business of AllianceBernstein Holding L.P. (“AB Holding”), AllianceBernstein L.P. (“ABLP”) and their subsidiaries (collectively, “AB”).

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
On April 23, 2018, Holdings purchased 8,160,000 units of limited partnership in ABLP (“AB Units”) from Coliseum Reinsurance Company (“Coliseum Re”), an affiliate. In addition, Holdings acquired AXA-IM Holding US Inc., which owns 41,934,582 AB Units. As a result of these two transactions, the Company’s economic interest in AB increased to approximately 65% as of December 31, 2018. As of December 31, 2017 the Company’s economic interest in AB was approximately 47%. The general partner of AB, AllianceBernstein Corporation (the “General Partner”), is a wholly-owned subsidiary of the Company. Because the General Partner has the authority to manage and control the business of AB, AB is consolidated in the Company’s financial statements for all periods.
Prior to March 2018, Holdings owned 99.5% of AXA Financial, Inc. (“AXA Financial”). In March 2018, AXA contributed the 0.5% minority interest in AXA Financial, Inc. (“AXA Financial”) to Holdings, increasing Holdings’ ownership of AXA Financial to 100%. On October 1, 2018, AXA Financial merged with and into its direct parent, Holdings, with Holdings continuing as the surviving entity (the “AXA Financial Merger”). As a result of the AXA Financial Merger, Holdings assumed all of AXA Financial’s liabilities, including its obligations under the $349 million aggregate principal amount of 7.0% Senior Debentures due 2028 (the “Senior Debentures”), two assumption agreements under which it legally assumed primary liability for certain

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

employee benefit plans of AXA Equitable Life Insurance Company (“AXA Equitable Life”) and various guarantees for its subsidiaries. Holdings also replaced AXA Financial as a party to the $2 billion commercial paper program initiated by AXA and AXA Financial in June 2009. Holdings was removed as an issuer under the program in October 2018.
2)     SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.
The accompanying consolidated financial statements present the consolidated results of operations, financial condition, and cash flows of the Company and its subsidiaries and those investment companies, partnerships and joint ventures in which the Company has control and a majority economic interest as well as those variable interest entities (“VIEs”) that meet the requirements for consolidation.
Financial results in the historical consolidated financial statements may not be indicative of the results of operations, comprehensive income (loss), financial position, equity or cash flows that would have been achieved had we operated as a separate, standalone entity during the reporting periods presented. We believe that the consolidated financial statements include all adjustments necessary for a fair presentation of the results of operations of the Company.
On April 24, 2018, the Company filed a Certificate of Amendment to amend its Certificate of Incorporation, authorizing the issuance of 2 billion shares of common stock, par value $0.01 per share, and effecting a 459.4752645-for-1 common stock split, resulting in 561 million shares of common stock issued and outstanding. Prior to the Company’s IPO, all 561 million shares of the Company’s common stock were held by AXA. The accompanying Consolidated Financial Statements and Notes to the Consolidated Financial Statements give retroactive effect to the stock split for all periods presented.
All significant intercompany transactions and balances have been eliminated in consolidation. The years “2018”, “2017” and “2016” refer to the years ended December 31, 2018, 2017 and 2016, respectively.
Adoption of New Accounting Pronouncements

Description	Effect on the Financial Statement or Other Significant Matters
ASU 2014-09 Revenue from Contracts with Customers (Topic 606)
This ASU contains new guidance that clarifies the principles for recognizing revenue arising from contracts with customers and develops a common revenue standard for U.S. GAAP.
On January 1, 2018, the Company adopted the new revenue recognition guidance on a modified retrospective basis. Adoption did not change the amounts or timing of the Company’s revenue recognition for base investment management and advisory fees, distribution revenues, shareholder servicing revenues or broker-dealer revenues. Some performance-based fees and carried-interest distributions that were recognized prior to adoption when no risk of reversal remained, in certain instances may now be recognized earlier if it is probable that significant reversal will not occur.

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
ASU 2016-01 Financial Instruments - Overall (Subtopic 825-10)
This ASU provides new guidance related to the recognition and measurement of financial assets and financial liabilities. The new guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. The FASB also clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on AFS debt securities. The new guidance requires equity investments in unconsolidated entities, except those accounted for under the equity method, to be measured at fair value through earnings, thereby eliminating the AFS classification for equity securities with readily determinable fair values for which changes in fair value were reported in AOCI.

On January 1, 2018, the Company adopted the new recognition requirements on a modified retrospective basis for changes in the fair value of AFS equity securities, resulting in a reclassification adjustment of $7 million from AOCI to opening retained earnings for the net unrealized gains, net of tax, related to approximately $46 million common stock securities and eliminated their designation as AFS equity securities. The Company does not currently report any of its financial liabilities under the fair value option.

ASU 2016-15 Statement of Cash Flows (Topic 230)
This ASU provides new guidance to simplify elements of cash flow classification. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new guidance requires application of a retrospective transition method.
Adoption of this guidance on January 1, 2018, did not have a material impact on the Company’s consolidated financial statements.
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
ASU 2018-02 Income Statement - Reporting Comprehensive Income
This ASU contains new guidance that permits entities to reclassify to retained earnings tax effects “stranded” in AOCI resulting from the change in federal tax rate enacted by the Tax Cuts and Jobs Act (the “Tax Reform Act”) on December 22, 2017. If elected, the stranded tax effects for all items must be reclassified in AOCI, including, but not limited to, AFS securities and employee benefits.

The company early adopted the ASU effective October 1, 2018 and recognized the impact in the period of adoption. As a result, the company reclassified stranded effects resulting from the Tax Act of 2017 by increasing AOCI and decreasing retained earnings by $89 million.

ASU 2018-14 Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)
This ASU improves the effectiveness of disclosures related to defined benefit plans in the notes to the financial statements. The amendments in this ASU remove disclosures that are no longer considered cost beneficial, clarify the specific requirements of disclosures, and add new, relevant disclosure requirements.

Effective for the year ended December 31, 2018, the Company early adopted new guidance that amends the disclosure guidance for employee benefit plans, applied on a retrospective basis to all periods presented. See Note 13 for additional information regarding the Company’s employee benefit plans.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future Adoption of New Accounting Pronouncements

Description	Effective Date and Method of Adoption	Effect on the Financial Statement or Other Significant Matters
ASU 2018-17 Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities
This ASU provides guidance requiring that indirect interests held through related parties in common control arrangements be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests.

Effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. All entities are required to apply the amendments in this update retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented.
Management currently is evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements and related disclosures.
ASU 2018-13 Fair Value Measurement (Topic 820)
This ASU improves the effectiveness of fair value disclosures in the notes to financial statements. Amendments in this ASU impact the disclosure requirements in Topic 820, including the removal, modification and addition to existing disclosure requirements.

Effective for fiscal years beginning after December 15, 2019. Early adoption is permitted, with the option to early adopt amendments to remove or modify disclosures, with full adoption of additional disclosure requirements delayed until the stated effective date. Amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively. All other amendments should be applied retrospectively.

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

Expanded footnote disclosures. The ASU requires additional disclosures including disaggregated roll-forwards of beginning to ending balances of the liability for future policy benefits, policyholder account balances, MRBs, separate account liabilities and deferred acquisition costs. Companies will also be required to disclose information about significant inputs, judgements, assumptions and methods used in measurement.

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
For MRBs, the ASU should be applied retrospectively as of the earliest period presented by a retrospective application to all prior periods.
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

Management currently is evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements and related disclosures. The Company has formed a project implementation team to work on compiling all significant information needed to assess the impact of the new guidance, including changes to system requirements and internal controls. The Company expects adoption of the ASU will have a significant impact on its consolidated financial condition, results of operations, cash flows and required disclosures, as well as processes and controls.

ASU 2018-07 Compensation - Stock Compensation (Topic 718)
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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption.
Management does not expect this guidance will have a material impact on the Company’s consolidated financial statements.
ASU 2017-08 Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20)
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

Effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. These amendments should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.

Management currently is evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements. Although early adoption is permitted, the Company expects to adopt ASU 2016-13 when it becomes effective for the Company on January 1, 2020.

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

Effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for public business entities. Early application is permitted. Lessees and lessors are required to apply a modified retrospective transition approach, which includes optional practical expedients that entities may elect to apply. In July 2018, the FASB issued ASU 2018-11 which allows for an additional transition method. The Company will adopt the standard utilizing the additional transition method, which allows entities to initially apply the new leases standard at the adoption date.

The Company will adopt ASU 2016-02, as well as other related clarifications and interpretive guidance issued by the FASB effective January 1, 2019. The Company has identified its significant existing leases, which primarily include real estate leases for office space, that will be impacted by the new guidance. The Company’s adoption of this guidance is expected to result in a material impact on the consolidated balance sheets, however it will not have a material impact on the Consolidated Statement of Income (Loss). The Company’s adoption of this guidance will result in the recognition, as of January 1, 2019, of additional right of use (RoU) operating lease assets ranging from $750 million to $850 million and operating lease liabilities ranging from $950 million to $1.1 billion, respectively, for operating leases.

The adoption of this standard will not have a significant impact on opening retained earnings.

Investments
The carrying values of fixed maturities classified as available-for-sale (“AFS”) are reported at fair value. Changes in fair value are reported in other comprehensive income (“OCI”), net of policy related amounts and deferred income taxes. The amortized cost of fixed maturities is adjusted for impairments in value deemed to be other than temporary which are recognized in Investment gains (losses), net. The redeemable preferred stock investments that are reported in fixed maturities include real estate investment trusts (“REIT”), perpetual preferred stock and

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

redeemable preferred stock. These securities may not have a stated maturity, may not be cumulative and do not provide for mandatory redemption by the issuer.
The Company determines the fair values of fixed maturities and equity securities based upon quoted prices in active markets, when available, or through the use of alternative approaches when market quotes are not readily accessible or available. These alternative approaches include matrix or model pricing and use of independent pricing services, each supported by reference to principal market trades or other observable market assumptions for similar securities. More specifically, the matrix pricing approach to fair value is a discounted cash flow methodology that incorporates market interest rates commensurate with the credit quality and duration of the investment.
The Company’s management, with the assistance of its investment advisors, monitors the investment performance of its portfolio and reviews AFS securities with unrealized losses for other-than-temporary impairments (“OTTI”). Integral to this review is an assessment made each quarter, on a security-by-security basis, by the Company’s Investments Under Surveillance (“IUS”) Committee, of various indicators of credit deterioration to determine whether the investment security is expected to recover. This assessment includes, but is not limited to, consideration of the duration and severity of the unrealized loss, failure, if any, of the issuer of the security to make scheduled payments, actions taken by rating agencies, adverse conditions specifically related to the security or sector, the financial strength, liquidity and continued viability of the issuer.
If there is no intent to sell or likely requirement to dispose of the fixed maturity security before its recovery, only the credit loss component of any resulting OTTI is recognized in income (loss) and the remainder of the fair value loss is recognized in OCI. The amount of credit loss is the shortfall of the present value of the cash flows expected to be collected as compared to the amortized cost basis of the security. The present value is calculated by discounting management’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security at the date of acquisition. Projections of future cash flows are based on assumptions regarding probability of default and estimates regarding the amount and timing of recoveries. These assumptions and estimates require use of management judgment and consider internal credit analyses as well as market observable data relevant to the collectability of the security. For mortgage and asset-backed securities, projected future cash flows also include assumptions regarding prepayments and underlying collateral value.
Real estate held for the production of income is stated at depreciated cost less valuation allowances.
Depreciation of real estate held for production of income is computed using the straight-line method over the estimated useful lives of the properties, which generally range from 40 to 50 years.
Policy loans represent funds loaned to policyholders up to the cash surrender value of the associated insurance policies and are carried at the unpaid principal balances due to the Company from the policyholders. Interest income on policy loans is recognized in net investment income at the contract interest rate when earned. Policy loans are fully collateralized by the cash surrender value of the associated insurance policies.
Partnerships, investment companies and joint venture interests that the Company has control of and has an economic interest in or those that meet the requirements for consolidation under accounting guidance for consolidation of VIEs are consolidated. Those that the Company does not have control of and does not have a majority economic interest in and those that do not meet the VIE requirements for consolidation are reported on the equity method of accounting and are reported in other equity investments. The Company records its interests in certain of these partnerships on a month or one quarter lag.
Trading securities, which include equity securities and fixed maturities, are carried at fair value based on quoted market prices, with realized and unrealized gains (losses) reported in net investment income (loss) in the statements of Net income (loss).
Corporate owned life insurance (“COLI”) has been purchased by the Company and certain subsidiaries on the lives of certain key employees and the Company and these subsidiaries are named as beneficiaries under these policies. COLI is carried at the cash surrender value of the policies. At December 31, 2018, 2017 and 2016, the carrying value of COLI was $872 million, $918 million and $889 million, respectively, and is reported in Other invested assets in the consolidated balance sheets.
Cash and cash equivalents includes cash on hand, demand deposits, money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less. Due to the short-term nature of these investments, the recorded value is deemed to approximate fair value. Cash and securities

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

segregated primarily includes U.S. Treasury Bills segregated by AB in a special reserve bank custody account for the exclusive benefit of its brokerage customers under Rule 15c3-3 of the Exchange Act.
All securities owned, including U.S. government and agency securities, mortgage-backed securities, futures and forwards transactions, are reported in the consolidated financial statements on a trade date basis.
Derivatives
Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, values of securities or commodities, credit spreads, market volatility, expected returns and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior and non-performance risk used in valuation models. Derivative financial instruments generally used by the Company include equity, currency, and interest rate futures, total return and/or other equity swaps, interest rate swaps and floors, swaptions, variance swaps and equity options, all of which may be exchange-traded or contracted in the over-the-counter market. All derivative positions are carried in the consolidated balance sheets at fair value, generally by obtaining quoted market prices or through the use of valuation models.
Freestanding derivative contracts are reported in the consolidated balance sheets either as assets within “Other invested assets” or as liabilities within “Other liabilities”. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related Credit Support Annex (“CSA”) have been executed. The Company uses derivatives to manage asset/liability risk and has designated some of those economic relationships under the criteria to qualify for hedge accounting treatment. All changes in the fair value of the Company’s freestanding derivative positions not designated to hedge accounting relationships, including net receipts and payments, are included in “Net derivative gains (losses)” without considering changes in the fair value of the economically associated assets or liabilities.
The Company is a party to financial instruments and other contracts that contain “embedded” derivative instruments. At inception, the Company assesses whether the economic characteristics of the embedded instrument are “clearly and closely related” to the economic characteristics of the remaining component of the “host contract” and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When those criteria are satisfied, the resulting embedded derivative is bifurcated from the host contract, carried in the consolidated balance sheets at fair value, and changes in its fair value are recognized immediately and captioned in the consolidated statements of income (loss) according to the nature of the related host contract. For certain financial instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, the Company instead may elect to carry the entire instrument at fair value.
Securities Repurchase and Reverse Repurchase Agreements
Securities repurchase and reverse repurchase transactions involve the temporary exchange of securities for cash or other collateral of equivalent value, with agreement to redeliver a like quantity of the same or similar securities at a future date prior to maturity at a fixed and determinable price. Transfers of securities under these agreements to repurchase or resell are evaluated by the Company to determine whether they satisfy the criteria for accounting treatment as secured borrowing or lending arrangements. Agreements not meeting the criteria would require recognition of the transferred securities as sales or purchases with related forward repurchase or resale commitments. All of the Company’s securities repurchase transactions are accounted for as collateralized borrowings with the related obligations distinctly captioned in the consolidated balance sheets. Earnings from investing activities related to the cash received under the Company’s securities repurchase arrangements are reported in the consolidated statements of income (loss) as “Net investment income” and the associated borrowing cost is reported as “Interest expense.” The Company has not actively engaged in securities reverse repurchase transactions.
Commercial and Agricultural Mortgage Loans on Real Estate
Mortgage loans are stated at unpaid principal balances, net of unamortized discounts and valuation allowances. Valuation allowances are based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or on its collateral value if the loan is collateral dependent. However, if foreclosure is or becomes probable, the collateral value measurement method is used.
For commercial and agricultural mortgage loans, an allowance for credit loss is typically recommended when management believes it is probable that principal and interest will not be collected according to the contractual

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

terms. Factors that influence management’s judgment in determining allowance for credit losses include the following:

•
Loan-to-value ratio – Derived from current loan balance divided by the fair market value of the property. An allowance for credit loss is typically recommended when the loan-to-value ratio is in excess of 100%. In the case where the loan-to-value is in excess of 100%, the allowance for credit loss is derived by taking the difference between the fair market value (less cost of sale) and the current loan balance.

•	Debt service coverage ratio – Derived from actual operating earnings divided by annual debt service. If the ratio is below 1.0x, then the income from the property does not support the debt.

•	Occupancy – Criteria varies by property type but low or below market occupancy is an indicator of sub-par property performance.

•
Lease expirations – The percentage of leases expiring in the upcoming 12 to 36 months are monitored as a decline in rent and/or occupancy may negatively impact the debt service coverage ratio. In the case of single-tenant properties or properties with large tenant exposure, the lease expiration is a material risk factor.

•
Maturity – Mortgage loans that are not fully amortizing and have upcoming maturities within the next 12 to 24 months are monitored in conjunction with the capital markets to determine the borrower’s ability to refinance the debt and/or pay off the balloon balance.

•	Borrower/tenant related issues – Financial concerns, potential bankruptcy or words or actions that indicate imminent default or abandonment of property.

•	Payment status (current vs. delinquent) – A history of delinquent payments may be a cause for concern.

•	Property condition – Significant deferred maintenance observed during the lenders annual site inspections.

•	Other – Any other factors such as current economic conditions may call into question the performance of the loan.
Mortgage loans also are individually evaluated quarterly by the Company’s IUS Committee for impairment, including an assessment of related collateral value. Commercial mortgages 60 days or more past due and agricultural mortgages 90 days or more past due, as well as all mortgages in the process of foreclosure, are identified as problem mortgages. Based on its monthly monitoring of mortgages, a class of potential problem mortgages are also identified, consisting of mortgage loans not currently classified as problem mortgages but for which management has doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the loan becoming a problem or being restructured. The decision whether to classify a performing mortgage loan as a potential problem involves significant subjective judgments by management as to likely future industry conditions and developments with respect to the borrower or the individual mortgaged property.
For problem mortgage loans, a valuation allowance is established to provide for the risk of credit losses inherent in the lending process. The allowance includes loan specific reserves for mortgage loans determined to be non-performing as a result of the loan review process. A non-performing loan is defined as a loan for which it is probable that amounts due according to the contractual terms of the loan agreement will not be collected. The loan-specific portion of the loss allowance is based on the Company’s assessment as to ultimate collectability of loan principal and interest. Valuation allowances for a non-performing loan are recorded based on the present value of expected future cash flows discounted at the loan’s effective interest rate or based on the fair value of the collateral if the loan is collateral dependent. The valuation allowance for mortgage loans can increase or decrease from period to period based on such factors.
Impaired mortgage loans without provision for losses are mortgage loans where the fair value of the collateral or the net present value of the expected future cash flows related to the loan equals or exceeds the recorded investment. Interest income earned on mortgage loans where the collateral value is used to measure impairment is recorded on a cash basis. Interest income on mortgage loans where the present value method is used to measure impairment is accrued on the net carrying value amount of the loan at the interest rate used to discount the cash flows. Changes in the present value attributable to changes in the amount or timing of expected cash flows are reported as investment gains or losses.
Mortgage loans are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans are classified as nonaccrual mortgage loans, interest income is recognized under the

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan has been restructured to where the collection of interest is considered likely.
Net Investment Income (Loss), Investment Gains (Losses), Net and Unrealized Investment Gains (Losses)
Realized investment gains (losses) are determined by identification with the specific asset and are presented as a component of revenue. Changes in the valuation allowances are included in Investment gains (losses), net.
Realized and unrealized holding gains (losses) on trading and equity securities are reflected in Net investment income (loss).
Unrealized investment gains (losses) on fixed maturities designated as AFS held by the Company are accounted for as a separate component of AOCI, net of related deferred income taxes, as are amounts attributable to certain pension operations, Closed Block’s policyholders’ dividend obligation, insurance liability loss recognition, DAC related to UL policies, investment-type products and participating traditional life policies.
Changes in unrealized gains (losses) reflect changes in fair value of only those fixed maturities classified as AFS and do not reflect any change in fair value of policyholders’ account balances and future policy benefits.
Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. See Note 7 for additional information regarding determining the fair value of financial instruments.
Recognition of Insurance Income and Related Expenses
Deposits related to universal life (“UL”) and investment-type contracts are reported as deposits to policyholders’ account balances. Revenues from these contracts consist of fees assessed during the period against policyholders’ account balances for mortality charges, policy administration charges and surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policyholders’ account balances.
Premiums from participating and non-participating traditional life and annuity policies with life contingencies generally are recognized in income when due. Benefits and expenses are matched with such income so as to result in the recognition of profits over the life of the contracts. This match is accomplished by means of the provision for liabilities for future policy benefits and the deferral and subsequent amortization of DAC.
For contracts with a single premium or a limited number of premium payments due over a significantly shorter period than the total period over which benefits are provided, premiums are recorded as revenue when due with any excess profit deferred and recognized in income in a constant relationship to insurance in-force or, for annuities, the amount of expected future benefit payments.
Premiums from individual health contracts are recognized as income over the period to which the premiums relate in proportion to the amount of insurance protection provided.
DAC
Acquisition costs that vary with and are primarily related to the acquisition of new and renewal insurance business, reflecting incremental direct costs of contract acquisition with independent third parties or employees that are essential to the contract transaction, as well as the portion of employee compensation, including payroll fringe benefits and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts including commissions, underwriting, agency and policy issue expenses, are deferred. In each reporting period, DAC is amortized to Amortization of deferred policy acquisition costs of the accrual of imputed interest on DAC balances. DAC is subject to recoverability testing at the time of policy issue and loss recognition testing at the end of each accounting period.
After the initial establishment of reserves, premium deficiency and loss recognition tests are performed each period end using best estimate assumptions as of the testing date without provisions for adverse deviation. When the

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

liabilities for future policy benefits plus the present value of expected future gross premiums for the aggregate product group are insufficient to provide for expected future policy benefits and expenses for that line of business (i.e., reserves net of any DAC asset), DAC would first be written off and thereafter, if required, a premium deficiency reserve would be established by a charge to earnings.
Amortization Policy
In accordance with the guidance for the accounting and reporting by insurance enterprises for certain long-duration contracts and participating contracts and for realized gains and losses from the sale of investments, current and expected future profit margins for products covered by this guidance are examined regularly in determining the amortization of DAC.
DAC associated with certain variable annuity products is amortized based on estimated assessments, with DAC on the remainder of variable annuities, UL and investment-type products amortized over the expected total life of the contract group as a constant percentage of estimated gross profits arising principally from investment results, Separate Accounts fees, mortality and expense margins and surrender charges based on historical and anticipated future experience, embedded derivatives and changes in the reserve of products that have indexed features such as SCS IUL and MSO, updated at the end of each accounting period. When estimated gross profits are expected to be negative for multiple years of a contract life, DAC is amortized using the present value of estimated assessments. The effect on the amortization of DAC of revisions to estimated gross profits or assessments is reflected in earnings (loss) in the period such estimated gross profits or assessments are revised. A decrease in expected gross profits or assessments would accelerate DAC amortization. Conversely, an increase in expected gross profits or assessments would slow DAC amortization. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date.
A significant assumption in the amortization of DAC on variable annuities and, to a lesser extent, on variable and interest-sensitive life insurance relates to projected future separate account performance. Management sets estimated future gross profit or assessment assumptions related to separate account performance using a long-term view of expected average market returns by applying a Reversion to the Mean (“RTM”) approach, a commonly used industry practice. This future return approach influences the projection of fees earned, as well as other sources of estimated gross profits. Returns that are higher than expectations for a given period produce higher than expected account balances, increase the fees earned resulting in higher expected future gross profits and lower DAC amortization for the period. The opposite occurs when returns are lower than expected.
In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. At December 31, 2018, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 7.0% (4.7% net of product weighted average Separate Accounts fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.7% net of product weighted average Separate Accounts fees) and 0.0% ((2.3)% net of product weighted average Separate Accounts fees), respectively. The maximum duration over which these rate limitations may be applied is five years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.
In addition, projections of future mortality assumptions related to variable and interest-sensitive life products are based on a long-term average of actual experience. This assumption is updated periodically to reflect recent experience as it emerges. Improvement of life mortality in future periods from that currently projected would result in future deceleration of DAC amortization. Conversely, deterioration of life mortality in future periods from that currently projected would result in future acceleration of DAC amortization.
Other significant assumptions underlying gross profit estimates for UL and investment type products relate to contract persistency and General Account investment spread.
For participating traditional life policies (substantially all of which are in the Closed Block), DAC is amortized over the expected total life of the contract group as a constant percentage based on the present value of the estimated gross margin amounts expected to be realized over the life of the contracts using the expected investment yield. At December 31, 2018, the average rate of assumed investment yields, excluding policy loans, for the Company was 4.7% grading to 4.3% over six years. Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

annual policyholder dividends. The effect on the accumulated amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date. Many of the factors that affect gross margins are included in the determination of the Company’s dividends to these policyholders. DAC adjustments related to participating traditional life policies do not create significant volatility in results of operations as the Closed Block recognizes a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization.
DAC associated with non-participating traditional life policies are amortized in proportion to anticipated premiums. Assumptions as to anticipated premiums are estimated at the date of policy issue and are consistently applied during the life of the contracts. Deviations from estimated experience are reflected in income (loss) in the period such deviations occur. For these contracts, the amortization periods generally are for the total life of the policy. DAC related to these policies are subject to recoverability testing as part of the Company’s premium deficiency testing. If a premium deficiency exists, DAC are reduced by the amount of the deficiency or to zero through a charge to current period earnings (loss). If the deficiency exceeds the DAC balance, the reserve for future policy benefits is increased by the excess, reflected in earnings (loss) in the period such deficiency occurs.
For some products, policyholders can elect to modify product benefits, features, rights or coverages that occur by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by election or coverage within a contract. These transactions are known as internal replacements. If such modification substantially changes the contract, the associated DAC is written off immediately through income and any new deferrable costs associated with the replacement contract are deferred. If the modification does not substantially change the contract, the DAC amortization on the original contract will continue and any acquisition costs associated with the related modification are expensed.
Reinsurance
For each of its reinsurance agreements, the Company determines whether the agreement provides indemnification against loss or liability relating to insurance risk in accordance with applicable accounting standards. Cessions under reinsurance agreements do not discharge the Company’s obligations as the primary insurer. The Company reviews all contractual features, including those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims.
For reinsurance of existing in-force blocks of long-duration contracts that transfer significant insurance risk, the difference, if any, between the amounts paid (received), and the liabilities ceded (assumed) related to the underlying contracts is considered the net cost of reinsurance at the inception of the reinsurance agreement. The net cost of reinsurance is recorded as an adjustment to DAC and recognized as a component of other expenses on a basis consistent with the way the acquisition costs on the underlying reinsured contracts would be recognized. Subsequent amounts paid (received) on the reinsurance of in-force blocks, as well as amounts paid (received) related to new business, are recorded as Premiums ceded (assumed); and Amounts due from reinsurers (Amounts due to reinsurers) are established.
Amounts currently recoverable under reinsurance agreements are included in Amounts due from reinsurers and amounts currently payable are included in Amounts due to reinsurers. Assets and liabilities relating to reinsurance agreements with the same reinsurer may be recorded net on the balance sheet, if a right of offset exists within the reinsurance agreement. In the event that reinsurers do not meet their obligations to the Company under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible. In such instances, reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance.
Premiums, Policy charges and fee income and Policyholders’ benefits include amounts assumed under reinsurance agreements and are net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in other revenues. With respect to GMIBs, a portion of the directly written GMIBs are accounted for as insurance liabilities, but the associated reinsurance agreements contain embedded derivatives. These embedded derivatives are included in GMIB reinsurance contract asset, at fair value with changes in estimated fair value reported in Net derivative gains (losses).
If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. Deposits received are included in Other liabilities and deposits made are included within premiums, reinsurance

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and other receivables. As amounts are paid or received, consistent with the underlying contracts, the deposit assets or liabilities are adjusted. Interest on such deposits is recorded as other revenues or other expenses, as appropriate. Periodically, the Company evaluates the adequacy of the expected payments or recoveries and adjusts the deposit asset or liability through other revenues or other expenses, as appropriate.
For reinsurance contracts other than those accounted for as derivatives, reinsurance recoverable balances are calculated using methodologies and assumptions that are consistent with those used to calculate the direct liabilities.
Policyholder Bonus Interest Credits
Policyholder bonus interest credits are offered on certain deferred annuity products in the form of either immediate bonus interest credited or enhanced interest crediting rates for a period of time. The interest crediting expense associated with these policyholder bonus interest credits is deferred and amortized over the lives of the underlying contracts in a manner consistent with the amortization of DAC. Unamortized balances are included in Other assets in the consolidated balance sheets and amortization is included in Interest credited to policyholders’ account balances in the consolidated statements of income (loss).
Policyholders’ Account Balances and Future Policy Benefits
Policyholders’ account balances relate to contracts or contract features where the Company has no significant insurance risk. This liability represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date.
For participating traditional life insurance policies, future policy benefit liabilities are calculated using a net level premium method on the basis of actuarial insurance assumptions equal to guaranteed mortality and dividend fund interest rates. The liability for annual dividends represents the accrual of annual dividends earned. Terminal dividends are accrued in proportion to gross margins over the life of the contract.
For non-participating traditional life insurance policies, future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on the Company’s experience that, together with interest and expense assumptions, includes a margin for adverse deviation. Benefit liabilities for traditional annuities during the accumulation period are equal to accumulated policyholders’ fund balances and, after annuitization, are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 5.0% to 6.3% (weighted average of 5.1%) for approximately 99.1% of life insurance liabilities and from 1.6% to 5.5% (weighted average of 4.8%) for annuity liabilities.
Individual health benefit liabilities for active lives are estimated using the net level premium method and assumptions as to future morbidity, withdrawals and interest. Benefit liabilities for disabled lives are estimated using the present value of benefits method and experience assumptions as to claim terminations, expenses and interest. While management believes its disability income (“DI”) reserves have been calculated on a reasonable basis and are adequate, there can be no assurance reserves will be sufficient to provide for future liabilities.
When the liabilities for future policy benefits plus the present value of expected future gross premiums for a product are insufficient to provide for expected future policy benefits and expenses for that product, DAC is written off and thereafter, if required, a premium deficiency reserve is established by a charge to earnings.
Funding agreements are also reported in Policyholders’ account balances in the consolidated balance sheets. As a member of the Federal Home Loan Bank of New York (“FHLBNY”), the Company has access to collateralized borrowings. The Company may also issue funding agreements to the FHLBNY. Both the collateralized borrowings and funding agreements would require the Company to pledge qualified mortgage-backed assets and/or government securities as collateral.
The Company has issued and continues to offer certain variable annuity products with guaranteed minimum death benefits (“GMDB”) and/or contain a guaranteed minimum living benefit (“GMLB,” and together with GMDB, the “GMxB features”) which, if elected by the policyholder after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates. This minimum lifetime annuity is based on predetermined annuity purchase rates applied to a guaranteed minimum income benefit (“GMIB”) base. The Company previously issued certain variable annuity products with and guaranteed income

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

benefit (“GIB”) features, guaranteed withdrawal benefit for life (“GWBL”), guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum accumulation benefit (“GMAB”) features. The Company has also assumed reinsurance for products with GMxB features.
Reserves for products that have GMIB features, but do not have no-lapse guarantee features, and products with GMDB features are determined by estimating the expected value of death or income benefits in excess of the projected contract accumulation value and recognizing the excess over the estimated life based on expected assessments (i.e., benefit ratio). The determination of this estimated liability is based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender and withdrawal rates, mortality experience, and, for contracts with the GMIB feature, GMIB election rates. Assumptions regarding separate account performance used for purposes of this calculation are set using a long-term view of expected average market returns by applying a RTM approach, consistent with that used for DAC amortization. There can be no assurance that actual experience will be consistent with management’s estimates.
Products that have a GMIB feature with a no-lapse guarantee rider (“GMIBNLG”), GIB, GWBL, GMWB and GMAB features and the assumed products with GMIB features (collectively “GMxB derivative features”) are considered either freestanding or embedded derivatives and discussed below under (“Embedded and Freestanding Insurance Derivatives”).
After the initial establishment of reserves, premium deficiency and loss recognition tests are performed each period end using best estimate assumptions as of the testing date without provisions for adverse deviation. When the liabilities for future policy benefits plus the present value of expected future gross premiums for the aggregate product group are insufficient to provide for expected future policy benefits and expenses for that line of business (i.e., reserves net of any DAC asset), DAC would first be written off and thereafter, if required, a premium deficiency reserve would be established by a charge to earnings. Premium deficiency reserves have been recorded for the group single premium annuity business, certain interest-sensitive life contracts, structured settlements, individual disability income and major medical. Additionally, in certain instances the policyholder liability for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. This pattern of profits followed by losses is exhibited in our VISL business and is generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. We accrue for these Profits Followed by Losses ("PFBL") using a dynamic approach that changes over time as the projection of future losses change.
Embedded and Freestanding Insurance Derivatives
Reserves for products considered either embedded or freestanding derivatives are measured at estimated fair value separately from the host variable annuity product, with changes in estimated fair value reported in Net derivative gains (losses). The estimated fair values of these derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees attributable to the guarantee. The projections of future benefits and future fees require capital markets and actuarial assumptions, including expectations concerning policyholder behavior. A risk-neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk-free rates.
Additionally, the Company cedes and assumes reinsurance of products with GMxB features, which are considered either an embedded or freestanding derivative, and measured at fair value. The GMxB reinsurance contract asset and liabilities’ fair values reflect the present value of reinsurance premiums and recoveries and risk margins over a range of market-consistent economic scenarios.
Changes in the fair value of embedded and freestanding derivatives are reported in Net derivative gains (losses). Embedded derivatives in direct and assumed reinsurance contracts are reported in Future policyholders’ benefits and other policyholders’ liabilities and embedded derivatives in ceded reinsurance contracts are reported in the GMIB reinsurance contract asset, at fair value in the consolidated balance sheets.
Embedded and freestanding insurance derivatives fair values are determined based on the present value of projected future benefits minus the present value of projected future fees. At policy inception, a portion of the projected future guarantee fees to be collected from the policyholder equal to the present value of projected future guaranteed benefits is attributed to the embedded derivative. The percentage of fees included in the fair value

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

measurement is locked-in at inception. Fees above those amounts represent “excess” fees and are reported in Policy charges and fee income.
Policyholders’ Dividends
The amount of policyholders’ dividends to be paid (including dividends on policies included in the Closed Block) is determined annually by the board of directors of the issuing insurance company. The aggregate amount of policyholders’ dividends is related to actual interest, mortality, morbidity and expense experience for the year and judgment as to the appropriate level of statutory surplus to be retained by the Company.
Separate Accounts
Generally, Separate Accounts established under New York State and Arizona State Insurance Law are not chargeable with liabilities that arise from any other business of the Company. Separate Accounts assets are subject to General Account claims only to the extent Separate Accounts assets exceed separate accounts liabilities. Assets and liabilities of the Separate Account represent the net deposits and accumulated net investment earnings (loss) less fees, held primarily for the benefit of policyholders, and for which the Company does not bear the investment risk. Separate Accounts assets and liabilities are shown on separate lines in the consolidated balance sheets. Assets held in Separate Accounts are reported at quoted market values or, where quoted values are not readily available or accessible for these securities, their fair value measures most often are determined through the use of model pricing that effectively discounts prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to policyholders of such Separate Accounts are offset within the same line in the consolidated statements of income (loss). For 2018, 2017 and 2016, investment results of such Separate Accounts were losses of $7.3 billion, and gains of $17.0 billion and $8.3 billion, respectively.
Deposits to Separate Accounts are reported as increases in Separate Accounts assets and liabilities and are not reported in revenues or expenses. Mortality, policy administration and surrender charges on all policies including those funded by Separate Accounts are included in revenues.
The Company reports the General Account’s interests in Separate Accounts as Other trading in the consolidated balance sheets.
Broker-Dealer Revenues, Receivables and Payables
AXA Advisors and certain of the Company’s other subsidiaries provide investment management, brokerage and distribution services for affiliates and third parties. Third-party revenues earned from these services are reported in Other income in the Company’s consolidated statement of income (loss).
Receivables from and payables to clients include amounts due on cash and margin transactions. Securities owned by customers are held as collateral for receivables; such collateral is not reflected in the consolidated financial statements.
Goodwill and Other Intangible Assets
Goodwill recorded by the Company represents the excess of purchase price over the estimated fair value of identifiable net assets of companies acquired in a business combination and relates principally to the acquisition of SCB Inc., an investment research and management company formerly known as Sanford C. Bernstein Inc. (“Bernstein Acquisition”) and the purchase of units of the limited partnership interest in ABLP (“AB Units”). The Company tests goodwill for recoverability each annual reporting period at December 31 and at interim periods if facts or circumstances are indicative of potential impairment.
Effective January 1, 2017, the Company early-adopted new guidance that eliminated Step 2 testing from the goodwill impairment model and continued to limit the measurement of any goodwill impairment to the carrying value of the reporting unit’s goodwill.
The Company’s intangible assets primarily relate to the Bernstein Acquisition and purchases of AB Units and reflect amounts assigned to acquired investment management contracts based on their estimated fair values at the time of acquisition, less accumulated amortization. These intangible assets generally are amortized on a straight-

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

line basis over their estimated useful life, ranging from six to twenty years. All intangible assets are periodically reviewed for impairment as events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying value exceeds fair value, impairment tests are performed to measure the amount of the impairment loss, if any.
Internal-use Software
Capitalized internal-use software, included in Other assets in the consolidated balance sheets, is amortized on a straight-line basis over the estimated useful life of the software that ranges between three and five years. Capitalized amounts are periodically tested for impairment in accordance with the guidance on impairment of long-lived assets. An immediate charge to earnings is recognized if capitalized software costs no longer are deemed to be recoverable. In addition, service potential is periodically reassessed to determine whether facts and circumstances have compressed the software’s useful life such that acceleration of amortization over a shorter period than initially determined would be required.
Short-term and Long-term Debt
Liabilities for short-term and long-term debt are primarily carried at an amount equal to unpaid principal balance, net of unamortized discount or premium and debt issue costs. Original-issue discount or premium and debt-issue costs are recognized as a component of interest expense over the period the debt is expected to be outstanding, using the interest method of amortization. Interest expense is generally presented within Interest expense in the consolidated statements of income (loss). Short-term debt represents debt coming due in the next twelve months, including that portion of debt otherwise classified as long-term. See Note 11 for additional information regarding short-term and long-term debt.
Income Taxes
The Company and certain of its consolidated subsidiaries and affiliates file a consolidated federal income tax return. The Company provides for federal and state income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities. Current federal income taxes are charged or credited to operations based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year.  Deferred income tax assets and liabilities are recognized based on the difference between financial statement carrying amounts and income tax bases of assets and liabilities using enacted income tax rates and laws. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred tax assets will not be realized.
Under accounting for uncertainty in income taxes guidance, the Company determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the consolidated financial statements. Tax positions are then measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.
ABLP is a private partnership for federal income tax purposes and, accordingly, is not subject to federal and state corporate income taxes. However, ABLP is subject to a 4.0% New York City unincorporated business tax (“UBT”). AB Holding is subject to a 3.5% federal tax on partnership gross income from the active conduct of a trade or business. Domestic corporate subsidiaries of AB are subject to federal, state and local income taxes. Foreign corporate subsidiaries are generally subject to taxes in the foreign jurisdictions where they are located. The Company provides federal and state income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are permanently invested outside the United States.
Recognition of Investment Management and Service Fees and Related Expenses
Investment management, advisory and service fees
Investment management and service fees principally include the Investment Management and Research segment’s investment advisory and service fees, distribution revenues and institutional research services revenue. Investment advisory and service base fees, generally calculated as a percentage, referred to as basis points (“BPs”), of assets under management, are recorded as revenue as the related services are performed. Certain investment advisory contracts, including those associated with hedge funds, provide for a performance-based fee, in addition to or in lieu of a base fee which is calculated as either a percentage of absolute investment results or a percentage of the investment results in excess of a stated benchmark over a specified period of time.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment management and administrative service fees are also earned by AXA Equitable Funds Management Group, LLC (“AXA Equitable FMG”) and reported in the Individual Retirement, Group Retirement and Protection Solutions segments as well as certain asset-based fees associated with insurance contracts.
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
Certain investment advisory contracts of AB, including those associated with hedge funds or other alternative investments, provide for a performance-based fee (including carried interest), in addition to a base advisory fee, calculated either as a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. These performance-based fees are forms of variable consideration and, therefore, are excluded from the transaction price until it becomes probable there will not be significant reversal of the cumulative revenue recognized. At each reporting date, the Company evaluates constraining factors surrounding the variable consideration to determine the extent to which, if any, revenues associated with the performance-based fee can be recognized. Constraining factors impacting the amount of variable consideration included in the transaction price include contractual claw-back provisions, the length of time of the uncertainty, the number and range of possible amounts, the probability of significant fluctuations in the fund’s market value and the level in which the fund’s value exceeds the contractual threshold required to earn such a fee and the materiality of the amount being evaluated. Prior to adoption of the new revenue recognition guidance on January 1, 2018, the Company recognized performance-based fees at the end of the applicable measurement period when no risk of reversal remained and carried-interest distributions received as deferred revenues until no risk of reversal remained.
Sub-advisory and sub-administrative expenses associated with these services are calculated and recorded as the related services are performed in Other operating costs and expense in the consolidated statements of income (loss) as the Company is acting in a principal capacity in these transactions and, as such, reflects these revenues and expenses on a gross basis.
Research services
Research services revenue principally consists of brokerage transaction charges received by Sanford C. Bernstein & Co. LLC (“SCB LLC”), Sanford C. Bernstein Limited (“SCBL”) and AB’s other sell side subsidiaries for providing equity research services to institutional clients. Brokerage commissions for trade execution services and related expenses are recorded on a trade-date basis when the performance obligations are satisfied. Generally, the transaction price is agreed upon at the point of each trade and based upon the number of shares traded or the value of the consideration traded. Research revenues are recognized when the transaction price is quantified, collectability is assured and significant reversal of such revenue is not probable.
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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Other revenues
Also reported as Investment management and service fees in the Company’s consolidated statements of income (loss) are other revenues from contracts with customers, primarily consisting of shareholder servicing fees, mutual fund reimbursements and other brokerage income.
Shareholder services, including transfer agency, administration and record-keeping are provided by AB to company-sponsored mutual funds. The consideration for these services is based on a percentage of the NAV of the fund or a fixed-fee based on the number of shareholder accounts being serviced. The revenues are recorded at month-end when the constraining factors involved with determining NAV or the numbers of shareholders’ accounts are resolved.
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
Deferred Sales Commissions, Net
Commissions paid to financial intermediaries in connection with the sale of shares of open-end AB sponsored mutual funds sold without a front-end sales charge (“back-end load shares”) are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years for U.S. fund shares and four years for non-U.S. fund shares, the periods of time during which the deferred sales commissions are generally recovered. These commissions are recovered from distribution services fees received from those funds and from contingent deferred sales commissions (“CDSC”) received from shareholders of those funds upon the redemption of their shares. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. Since January 31, 2009, AB sponsored U.S. mutual funds have not offered back-end load shares to new investors. Likewise, as of December 31, 2016, AB sponsored Non-U.S. Funds are no longer offering back-end load shares, except in isolated instances.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management periodically reviews the deferred sales commission asset for impairment as events or changes in circumstances indicate that the carrying value may not be recoverable. If these factors indicate impairment in value, a comparison is made of the carrying value to the undiscounted cash flows expected to be generated by the asset over its remaining life. If it is determined the deferred sales commission asset is not fully recoverable, the asset will be deemed impaired and a loss will be recorded in the amount by which the recorded amount of the asset exceeds its estimated fair value.
Accounting and Consolidation of VIEs
For all new investment products and entities developed by the Company (other than Collateralized Debt Obligations (“CDOs”)), the Company first determines whether the entity is a VIE, which involves determining an entity’s variability and variable interests, identifying the holders of the equity investment at risk and assessing the five characteristics of a VIE. Once an entity has been determined to be a VIE, the Company then identifies the primary beneficiary of the VIE. If the Company is deemed to be the primary beneficiary of the VIE, then the Company consolidates the entity.
Management of the Company reviews quarterly its investment management agreements and its investments in, and other financial arrangements with, certain entities that hold client assets under management (“AUM”) to determine the entities that the Company is required to consolidate under this guidance. These entities include certain mutual fund products, hedge funds, structured products, group trusts, collective investment trusts and limited partnerships.
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
At December 31, 2018 and 2017, respectively, the Company held approximately $1.2 billion and $1.1 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including hedge funds, private equity funds and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheet as Other equity investments and to apply the equity method of accounting for these positions. The net assets of these nonconsolidated VIEs are approximately $166.1 billion and $160.2 billion at December 31, 2018 and 2017, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $1.2 billion and $1.1 billion and approximately $940 million and $769 million of unfunded commitments at December 31, 2018 and 2017, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
At December 31, 2018, the Company consolidated one real estate joint venture for which it was identified as primary beneficiary under the VIE model. The consolidated entity is jointly owned by AXA Equitable Life Insurance Company (“AXA Equitable Life”) and AXA France and holds an investment in a real estate venture. Included in the Company’s consolidated balance sheet at December 31, 2018, are total assets of $36 million related to this VIE, primarily resulting from the consolidated presentation of $36 million of Real estate held for production of income. In addition, Real estate held for production of income reflects $16 million as related to two non-consolidated joint ventures at December 31, 2018.
At December 31, 2017, the Company consolidated three real estate joint ventures for which it was identified as primary beneficiary under the VIE model. Two of the joint ventures are owned 95% by the Company and 5% by the venture partner. The third consolidated entity is jointly owned by AXA Equitable and AXA France and holds an investment in a real estate venture. Included in the Company’s consolidated balance sheets at December 31, 2017 are total assets of $393 million related to these VIEs, primarily resulting from the consolidated presentation of $372 million of real estate held for production of income. Also resulting from the Company’s consolidated presentation of these VIEs are total liabilities of $229 million at December 31, 2017 including long term debt in the amount of

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$203 million. In addition, Real estate held for production of income reflects $18 million as related to two non-consolidated joint ventures at December 31, 2017.
Included in the Company’s consolidated balance sheet at December 31, 2018 and 2017, respectively, are assets of $236 million and $1.5 billion, liabilities of $5 million and $696 million, and redeemable non-controlling interests of $118 million and $596 million associated with the consolidation of AB-sponsored investment funds under the VIE model. Also included in the Company’s consolidated balance sheets are assets of $152 million and $58 million, liabilities of $17 million and $2 million, and redeemable non-controlling interests of $28 million and $0 million from consolidation of AB-sponsored investment funds under the VOE model. The assets of these consolidated funds are presented within Other invested assets and cash and cash equivalents, and liabilities of these consolidated funds are presented with other liabilities on the face of the Company’s consolidated balance sheet at December 31, 2018; ownership interests not held by the Company relating to consolidated VIEs and VOEs are presented either as redeemable or non-redeemable noncontrolling interest, as appropriate. The Company is not required to provide financial support to these company-sponsored investment funds, and only the assets of such funds are available to settle each fund’s own liabilities.
As of December 31, 2018, the net assets of investment products sponsored by AB that are non-consolidated VIEs are approximately $44.3 billion and the Company’s maximum exposure to loss from its direct involvement with these VIEs is its investment of $6 million at December 31, 2018. The Company has no further commitments to or economic interest in these VIEs.
Assumption Updates and Model Changes
In 2018, the Company began conducting its annual review of our assumptions and models during the third quarter, consistent with industry practice. The annual review encompasses assumptions underlying the valuation of unearned revenue liabilities, embedded derivatives for our insurance business, liabilities for future policyholder benefits, DAC and deferred sales inducement assets (“DSI”). As a result of this review, some assumptions were updated, resulting in increases and decreases in the carrying values of these product liabilities and assets.
The net impact of assumption changes in the third quarter of 2018 decreased Policy charges and fee income by $24 million, decreased Policyholders’ benefits by $673 million, increased Net derivative losses by $1.1 billion and decreased the Amortization of DAC by $286 million. This resulted in a decrease in the third quarter of 2018 in Income (loss) from operations, before income taxes of $160 million and decreased Net income (loss) by approximately $131 million.
In 2017, the Company made several assumption updates and model changes, including the following: (1) updated the expectation of long-term Separate Accounts volatility used in estimating policyholders’ benefits for variable annuities with GMDB and GMIB guarantees and variable universal life contracts with secondary guarantees; (2) updated the estimated duration used to calculate policyholders’ benefits for variable annuities with GMDB and GMIB guarantees and the period over which DAC is amortized; (3) updated policyholder behavior assumptions based on emerging experience, including expectations of long-term lapse and partial withdrawal rates for variable annuities with GMxB features; (4) updated premium funding assumptions for certain universal life and variable universal life products with secondary guarantees; (5) completed its periodic review and updated its long term mortality assumption for universal, variable universal and traditional life products; (6) updated the assumption for long term General Account spread and yield assumptions in the DAC amortization and loss recognition testing calculations for universal life, variable universal life and deferred annuity business lines; (7) updated our maintenance expense assumption for universal life and variable universal life products; and (8) implemented other actuarial assumption updates and model changes, resulting in the full release of the reserve. The net impact of assumption changes in 2017 increased Policyholders’ benefits by $277 million, decreased Amortization of DAC by $112 million, decreased Policy charges and fee income by $85 million, increased the fair value of our GMIB reinsurance asset by $504 million and decreased the fair value of the GMIBNLG liability by $457 million. This resulted in an increase in Income (loss) from operations, before income taxes of $711 million and increased Net income by approximately $462 million.
In 2016, the Company made several assumption updates and model changes, including the following: (1) updated the premium funding assumption used in setting variable life policyholder benefit reserves; (2) made changes in the model used in calculating premium loads, which increased interest sensitive life policyholder benefit reserves; (3) updated its mortality assumption for certain variable interest-sensitive life (“VISL”) products as a result of favorable mortality experience for some of its older products and unfavorable mortality experience on some of its newer products; and (4) updated the General Account spread and yield assumptions for certain VISL products to reflect lower expected investment yields. The net impact of assumption updates and model changes in 2016 decreased Policyholders’ benefits by $117 million, increased the Amortization of DAC by $201 million, increased Policy charges and fee income by $54 million, decreased Income (loss) from operations, before income taxes of $30 million and decreased Net income by approximately $20 million.
Revision of Prior Year Financial Statements
During the fourth quarter of 2018, the Company identified certain cash flows that were incorrectly classified in the Company’s consolidated statements of cash flows. The Company has determined that these mis-classifications were not material to the financial statements of any period. However, in order to improve the consistency and comparability of the financial statements, management revised the consolidated statements of cash flows for the year ended December 31, 2017. See Note 23 for further information.
Reclassification of DAC Capitalization
During the fourth quarter of 2018, the Company revised the presentation of the capitalization of deferred policy acquisition costs (“DAC”) in the consolidated statements of income for all prior periods presented herein by netting the capitalized amounts within the applicable expense line items, such as Compensation and benefits, Commissions and distribution plan payments and Other operating costs and expenses. Previously, the Company had netted the capitalized amounts within the Amortization of deferred acquisition costs. There was no impact on Net income (loss) or Comprehensive income of this reclassification.
The reclassification adjustments for the years ended December 31, 2017 and 2016 are presented in the table below. Capitalization of DAC reclassified to Compensation and benefits, Commissions and distribution plan payments, and Other operating costs and expenses reduced the amounts previously reported in those expense line items, while the capitalization of DAC reclassified from the Amortization of deferred policy acquisition costs line item increases that expense line item.

	Years Ended December 31,
	2017				2016
	Individual Retirement	Group Retirement	Protection Solutions	Consoli- dated	Individual Retirement	Group Retirement	Protection Solutions	Consoli- dated
	(in millions)
Reductions to expense line items:
Compensation and benefits	$71	$30	$56	$157	$72	$28	$54	$154
Commissions and distribution plan payments	328	55	140	523	347	54	135	537
Other operating costs and expenses	2	1	4	7	2	—	4	6
Total reductions	$401	$86	$200	$687	$421	$82	$193	$697

Increase to expense line item:
Amortization of deferred policy acquisition costs	$401	$86	$200	$687	$421	$82	$193	$697

3)    INVESTMENTS
Fixed Maturities
The following tables provide information relating to fixed maturities classified as AFS. As a result of the adoption of “Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01) on January 1, 2018 (see Note 2), equity securities are no longer classified and accounted for as available-for-sale securities.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Available-for-Sale Securities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (4)
	(in millions)
December 31, 2018:
Fixed Maturities:
Corporate (1)	$30,572	$406	$800	$30,178	$—
U.S. Treasury, government and agency	14,004	295	470	13,829	—
States and political subdivisions	415	47	1	461	—
Foreign governments	524	19	13	530	—
Residential mortgage-backed (2)	225	10	1	234	—
Asset-backed (3)	612	1	12	601	2
Redeemable preferred stock	449	15	18	446	—
Total at December 31, 2018	$46,801	$793	$1,315	$46,279	$2

December 31, 2017:
Fixed Maturities:
Corporate (1)	$24,480	$1,031	$65	$25,446	$—
U.S. Treasury, government and agency	17,759	1,000	251	18,508	—
States and political subdivisions	422	67	—	489	—
Foreign governments	395	29	5	419	—
Residential mortgage-backed (2)	797	22	1	818	—
Asset-backed (3)	745	5	1	749	2
Redeemable preferred stock	470	43	1	512	—
Total Fixed Maturities	45,068	2,197	324	46,941	2
Equity securities	188	2	—	190	—
Total at December 31, 2017	$45,256	$2,199	$324	$47,131	$2
_____________

(1)	Corporate fixed maturities include both public and private issues.

(2)	Includes publicly traded agency pass-through securities and collateralized obligations.

(3)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

(4)	Amounts represent OTTI losses in AOCI, which were not included in income (loss) in accordance with current accounting guidance.

The contractual maturities of AFS fixed maturities at December 31, 2018 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contractual Maturities of Available-for-Sale Fixed Maturities

	Amortized Cost	Fair Value
	(in millions)
December 31, 2018:
Due in one year or less	$2,598	$2,603
Due in years two through five	9,396	9,444
Due in years six through ten	16,501	16,327
Due after ten years	17,020	16,624
Subtotal	45,515	44,998
Residential mortgage-backed securities	225	234
Asset-backed securities	612	601
Redeemable preferred stock	449	446
Total at December 31, 2018	$46,801	$46,279
The following table shows proceeds from sales, gross gains (losses) from sales and OTTI for AFS fixed maturities for the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,
	2018	2017	2016
	(in millions)
Proceeds from sales	$8,523	$8,213	$5,036
Gross gains on sales	$180	$107	$212
Gross losses on sales	$(215)	$(259)	$(60)

Total OTTI	$(42)	$(15)	$(68)
Non-credit losses recognized in OCI	—	—	—
Credit losses recognized in net income (loss)	$(42)	$(15)	$(68)
The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts:
Fixed Maturities - Credit Loss Impairments

	2018	2017
	(in millions)
Balances at January 1,	$(18)	$(239)
Previously recognized impairments on securities that matured, paid, prepaid or sold	2	236
Recognized impairments on securities impaired to fair value this period (1)	—	—
Impairments recognized this period on securities not previously impaired	(42)	(14)
Additional impairments this period on securities previously impaired	—	(1)
Increases due to passage of time on previously recorded credit losses	—	—
Accretion of previously recognized impairments due to increases in expected cash flows	—	—
Balances at December 31,	$(58)	$(18)
_____________

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

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the consolidated balance sheets as a component of AOCI. The table below presents these amounts as of the dates indicated:

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2018	2017
	(in millions)
AFS Securities:
Fixed maturities:
With OTTI loss	$—	$2
All other	(522)	1,871
Equity securities	—	2
Net Unrealized Gains (Losses)	$(522)	$1,875
Changes in net unrealized investment gains (losses) recognized in AOCI include reclassification adjustments to reflect amounts realized in Net income (loss) for the current period that had been part of OCI in earlier periods. The tables that follow below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI, split between amounts related to fixed maturities on which an OTTI loss has been recognized, and all other:
Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2018	$2	$—	$(1)	$—	$1
Net investment gains (losses) arising during the period	(1)	—	—	—	(1)
Reclassification adjustment:
Included in Net income (loss)	(1)	—	—	—	(1)
Excluded from Net income (loss) (1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	—	—	—	—
Deferred income taxes	—	—	—	—	—
Policyholders’ liabilities	—	—	1	—	1
Balance, December 31, 2018	$—	$—	$—	$—	$—

Balance, January 1, 2017	$19	$1	$(10)	$(4)	$6
Net investment gains (losses) arising during the period	(18)	—	—	—	(18)
Reclassification adjustment
Included in Net income (loss)	1	—	—	—	1
Excluded from Net income (loss) (1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(1)	—	—	(1)
Deferred income taxes	—	—	—	4	4
Policyholders’ liabilities	—	—	9	—	9
Balance, December 31, 2017	$2	$—	$(1)	$—	$1
_______________

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in income (loss) for securities with no prior OTTI loss.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2018	$1,871	$(358)	$(238)	$(397)	$878
Net investment gains (losses) arising during the period	(2,470)	—	—	—	(2,470)
Reclassification adjustment:
Included in Net income (loss)	77	—	—	—	77
Excluded from Net income (loss) (1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	458	—	—	458
Deferred income taxes (2)	—	—	—	501	501
Policyholders’ liabilities	—	—	165	—	165
Balance, December 31, 2018	$(522)	$100	$(73)	$104	$(391)

Balance, January 1, 2017	$528	$(45)	$(192)	$(102)	$189
Net investment gains (losses) arising during the period	1,329	—	—	—	1,329
Reclassification adjustment:
Included in Net income (loss)	14	—	—	—	14
Excluded from Net income (loss) (1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(313)	—	—	(313)
Deferred income taxes	—	—	—	(295)	(295)
Policyholders’ liabilities	—	—	(46)	—	(46)
Balance, December 31, 2017	$1,871	$(358)	$(238)	$(397)	$878
______________

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in income (loss) for securities with no prior OTTI loss.

(2)	Includes a $113 million income tax benefit from the impact of adoption of ASU 2018-02.

The following tables disclose the fair values and gross unrealized losses of the 1,700 issues at December 31, 2018 and the 752 issues at December 31, 2017 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
December 31, 2018:
Fixed Maturities:
Corporate	$8,964	$313	$8,244	$487	$17,208	$800
U.S. Treasury, government and agency	1,077	53	4,306	417	5,383	470
States and political subdivisions	—	—	19	1	19	1
Foreign governments	109	3	76	10	185	13
Residential mortgage-backed	—	—	29	1	29	1
Asset-backed	563	11	13	1	576	12
Redeemable preferred stock	165	13	33	5	198	18
Total	$10,878	$393	$12,720	$922	$23,598	$1,315

December 31, 2017:
Fixed Maturities:
Corporate	$2,903	$23	$1,331	$42	$4,234	$65
U.S. Treasury, government and agency	2,718	6	4,506	245	7,224	251
States and political subdivisions	20	—	—	—	20	—
Foreign governments	11	—	73	5	84	5
Residential mortgage-backed	62	—	76	1	138	1
Asset-backed	15	1	12	—	27	1
Redeemable preferred stock	10	—	13	1	23	1
Total	$5,739	$30	$6,011	$294	$11,750	$324
The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.7% of total investments. The largest exposures to a single issuer of corporate securities held at December 31, 2018 and 2017 were $226 million and $207 million, respectively.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the National Association of Insurance Commissioners (“NAIC”) designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). At December 31, 2018 and 2017, respectively, approximately $1,268 million and $1,372 million, or 2.7% and 3.0%, of the $46,801 million and $45,068 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had net unrealized (losses) and gains of $(31) million and $5 million at December 31, 2018 and 2017, respectively.
At December 31, 2018 and 2017, respectively, the $922 million and $294 million of gross unrealized losses of twelve months or more were concentrated in corporate and U.S. Treasury, government and agency securities. In accordance with the policy described in Note 2, the Company concluded that an adjustment to income for OTTI for these securities was not warranted at either December 31, 2018 or 2017. At December 31, 2018, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
The Company does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business.
At December 31, 2018, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $2 million.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2018 and 2017, respectively, the fair value of the Company’s trading account securities was $16,017 million and $14,170 million. Also at December 31, 2018 and 2017, respectively, trading account securities included the General Account’s investment in Separate Accounts which had carrying values of $49 million and $50 million.
Mortgage Loans
The payment terms of mortgage loans may from time to time be restructured or modified.
At December 31, 2018 and 2017, the carrying values of problem commercial mortgage loans on real estate that had been classified as non-accrual loans were $19 million and $19 million, respectively.
Valuation Allowances for Mortgage Loans:
The change in the valuation allowance for credit losses for commercial mortgage loans during the years ended December 31, 2018, 2017 and 2016 was as follows:

	Commercial Mortgage Loans
	2018	2017	2016
	(in millions)
Allowance for credit losses:
Beginning Balance, January 1	$8	$8	$6
Charge-offs	—	—	—
Recoveries	(1)	—	(2)
Provision	—	—	4
Ending Balance, December 31	$7	$8	$8

Ending Balance, December 31
Individually Evaluated for Impairment	$7	$8	$8
There were no allowances for credit losses for agricultural mortgage loans in 2018, 2017 and 2016.
The following tables provide information relating to the loan-to-value and debt service coverage ratios for commercial and agricultural mortgage loans at December 31, 2018 and 2017. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

	Debt Service Coverage Ratio (1)						Total Mortgage Loans
Loan-to-Value Ratio: (2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x
	(in millions)
December 31, 2018:
Commercial Mortgage Loans (1)
0% - 50%	$797	$21	$247	$24	$—	$—	$1,089
50% - 70%	4,908	656	1,146	325	151	—	7,186
70% - 90%	260	—	117	370	98	—	845
90% plus	—	—	—	27	—	—	27
Total Commercial Mortgage Loans	$5,965	$677	$1,510	$746	$249	$—	$9,147
Agricultural Mortgage Loans (1)
0% - 50%	$282	$147	$267	$543	$321	$51	$1,611
50% - 70%	112	46	246	379	224	31	1,038
70% - 90%	—	—	—	19	27	—	46
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$394	$193	$513	$941	$572	$82	$2,695
Total Mortgage Loans (1)
0% - 50%	$1,079	$168	$514	$567	$321	$51	$2,700
50% - 70%	5,020	702	1,392	704	375	31	8,224
70% - 90%	260	—	117	389	125	—	891
90% plus	—	—	—	27	—	—	27
Total Mortgage Loans	$6,359	$870	$2,023	$1,687	$821	$82	$11,842

December 31, 2017:
Commercial Mortgage Loans (1)
0% - 50%	$759	$—	$320	$74	$—	$—	$1,153
50% - 70%	4,088	682	1,066	428	145	—	6,409
70% - 90%	169	110	196	272	50	—	797
90% plus	—	—	27	—	—	—	27
Total Commercial Mortgage Loans	$5,016	$792	$1,609	$774	$195	$—	$8,386
Agricultural Mortgage Loans (1)
0% - 50%	$272	$149	$275	$515	$316	$30	$1,557
50% - 70%	111	46	227	359	221	49	1,013
70% - 90%	—	—	—	4	—	—	4
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$383	$195	$502	$878	$537	$79	$2,574
Total Mortgage Loans (1)
0% - 50%	$1,031	$149	$595	$589	$316	$30	$2,710
50% - 70%	4,199	728	1,293	787	366	49	7,422
70% - 90%	169	110	196	276	50	—	801
90% plus	—	—	27	—	—	—	27
Total Mortgage Loans	$5,399	$987	$2,111	$1,652	$732	$79	$10,960
______________

(1)	The debt service coverage ratio is calculated using the most recently reported operating income results from property operations divided by annual debt service.

(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information relating to the aging analysis of past due mortgage loans at December 31, 2018 and 2017, respectively.
Age Analysis of Past Due Mortgage Loans

	30-59 Days	60-89 Days	90 Days or More	Total	Current	Total Financing Receivables	Recorded Investment 90 Days or More and Accruing
	(in millions)
December 31, 2018:
Commercial	$—	$—	$27	$27	$9,120	$9,147	$—
Agricultural	18	8	42	68	2,627	2,695	40
Total Mortgage Loans	$18	$8	$69	$95	$11,747	$11,842	$40

December 31, 2017:
Commercial	$27	$—	$—	$27	$8,359	$8,386	$—
Agricultural	49	3	22	74	2,500	2,574	22
Total Mortgage Loans	$76	$3	$22	$101	$10,859	$10,960	$22
The following table provides information relating to impaired mortgage loans at December 31, 2018 and 2017, respectively.
Impaired Mortgage Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment (1)	Interest Income Recognized
	(in millions)
December 31, 2018:
With no related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$—	$—
Agricultural mortgage loans	2	2	—	—	—
Total	$2	$2	$—	$—	$—
With related allowance recorded:
Commercial mortgage loans - other	$27	$31	$(7)	$27	$—
Agricultural mortgage loans	—	—	—	—	—
Total	$27	$31	$(7)	$27	$—

December 31, 2017:
With no related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$—	$—
Agricultural mortgage loans	—	—	—	—	—
Total	$—	$—	$—	$—	$—
With related allowance recorded:
Commercial mortgage loans - other	$27	$31	$(8)	$27	$2
Agricultural mortgage loans	—	—	—	—	—
Total	$27	$31	$(8)	$27	$2
___________

(1)	Represents a five-quarter average of recorded amortized cost.

Derivatives and Offsetting Assets and Liabilities
The Company uses derivatives as part of its overall asset/liability risk management primarily to reduce exposures to equity market and interest rate risks. Derivative hedging strategies are designed to reduce these risks from an economic

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

perspective and are all executed within the framework of a “Derivative Use Plan” approved by applicable states’ insurance law. Derivatives are generally not accounted for using hedge accounting, with the exception of Treasury Inflation-Protected Securities (“TIPS”), which is discussed further below. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, fund performance, market volatility and interest rates. A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, bond and bond-index total return swaps, swaptions, variance swaps and equity options, credit and foreign exchange derivatives, as well as bond and repo transactions to support the hedging. The derivative contracts are collectively managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in capital markets. In addition, as part of its hedging strategy, the Company targets an asset level for all variable annuity products at or above a CTE98 level under most economic scenarios (CTE is a statistical measure of tail risk which quantifies the total asset requirement to sustain a loss if an event outside a given probability level has occurred. CTE98 denotes the financial resources a company would need to cover the average of the worst 2% of scenarios.)
Derivatives utilized to hedge exposure to Variable Annuities with Guarantee Features
The Company has issued and continues to offer variable annuity products with GMxB features. The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholders’ account balances would support. The risk associated with the GMIB feature is that under-performance of the financial markets could result in the present value of GMIB, in the event of annuitization, being higher than what accumulated policyholders’ account balances would support, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. The risk associated with products that have a GMxB derivative features liability is that under-performance of the financial markets could result in the GMxB derivative features’ benefits being higher than what accumulated policyholders’ account balances would support.
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
Derivatives utilized to hedge crediting rate exposure on SCS, SIO, MSO and IUL products/investment options
The Company hedges crediting rates in the Structured Capital Strategies (“SCS”) variable annuity, Structured Investment Option in the EQUI-VEST variable annuity series (“SIO”), Market Stabilizer Option (“MSO”) in the variable life insurance products and Indexed Universal Life (“IUL”) insurance products. These products permit the contract owner to participate in the performance of an index, ETF or commodity price movement up to a cap for a set period of time. They also contain a protection feature, in which the Company will absorb, up to a certain percentage, the loss of value in an index, ETF or commodity price, which varies by product segment.
In order to support the returns associated with these features, the Company enters into derivative contracts whose payouts, in combination with fixed income investments, emulate those of the index, ETF or commodity price, subject to caps and buffers without any basis risk due to market exposures, thereby substantially reducing any exposure to market-related earnings volatility.
Derivatives used for General Account Investment Portfolio
The Company maintains a strategy in its General Account investment portfolio to replicate the credit exposure of fixed maturity securities otherwise permissible for investment under its investment guidelines through the sale of credit default swaps (“CDSs”). Under the terms of these swaps, the Company receives quarterly fixed premiums that, together with any initial amount paid or received at trade inception, replicate the credit spread otherwise currently obtainable by purchasing the referenced entity’s bonds of similar maturity. These credit derivatives generally have remaining terms of five years or less and are recorded at fair value with changes in fair value, including the yield component that emerges from initial

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amounts paid or received, reported in Net investment income (loss). The Company manages its credit exposure taking into consideration both cash and derivatives based positions and selects the reference entities in its replicated credit exposures in a manner consistent with its selection of fixed maturities. In addition, the Company generally transacts the sale of CDSs in single name reference entities of investment grade credit quality and with counterparties subject to collateral posting requirements. If there is an event of default by the reference entity or other such credit event as defined under the terms of the swap contract, the Company is obligated to perform under the credit derivative and, at the counterparty’s option, either pay the referenced amount of the contract less an auction-determined recovery amount or pay the referenced amount of the contract and receive in return the defaulted or similar security of the reference entity for recovery by sale at the contract settlement auction. To date, there have been no events of default or circumstances indicative of a deterioration in the credit quality of the named referenced entities to require or suggest that the Company will have to perform under these CDSs. The maximum potential amount of future payments the Company could be required to make under these credit derivatives is limited to the par value of the referenced securities which is the dollar or euro-equivalent of the derivative notional amount. The Standard North American CDS Contract (“SNAC”) or Standard European Corporate Contract (“STEC”) under which the Company executes these CDS sales transactions does not contain recourse provisions for recovery of amounts paid under the credit derivative.
The Company purchased 30-year TIPS and other sovereign bonds, both inflation linked and non-inflation linked, as General Account investments and enters into asset or cross-currency basis swaps, to result in payment of the given bond’s coupons and principal at maturity in the bond’s specified currency to the swap counterparty in return for fixed dollar amounts. These swaps, when considered in combination with the bonds, together result in a net position that is intended to replicate a dollar-denominated fixed-coupon cash bond with a yield higher than a term-equivalent U.S. Treasury bond.
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
In 2016, the Company implemented a program to mitigate its duration gap using total return swaps for which the reference U.S. Treasury securities are sold to the swap counterparty under arrangements economically similar to repurchase agreements. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, the Company derecognizes these securities with consequent gain or loss from the sale. Under this program, the Company derecognized approximately $3,905 million of U.S. Treasury securities for which the Company received proceeds of approximately $3,905 million at inception of the total return swap contract. Under the terms of these swaps, the Company retains ongoing exposure to the total returns of the underlying U.S. Treasury securities in exchange for a financing cost. At December 31, 2018, the aggregate fair value of U.S. Treasury securities derecognized under this program was approximately $3,690 million. Reported in Other invested assets in the Company’s balance sheet at December 31, 2018 is approximately $24 million, representing the fair value of the total return swap contracts.
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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments by Category
At December 31, 2018

		Fair Value		Gains (Losses) Reported In Earnings (Loss)
	Notional Amount	Asset Derivatives	Liability Derivatives
	(in millions)
Freestanding Derivatives (1) (6):
Equity contracts:
Futures	$11,143	$2	$3	$541
Swaps	7,796	143	168	715
Options	21,821	2,133	1,164	(899)
Interest rate contracts:
Swaps	27,116	634	196	(656)
Futures	11,792	—	—	112
Credit contracts:
Credit default swaps	1,376	20	3	(2)
Other freestanding contracts:
Foreign currency contracts	2,184	35	22	6
Margin	—	18	5	—
Collateral	—	8	1,581	—

Embedded Derivatives:
GMIB reinsurance contracts (6)	—	1,732	—	(162)
GMxB derivative features liability (3) (6)	—	—	5,614	(775)
SCS, SIO, MSO and IUL indexed features (5) (6)	—	—	715	889
Net derivative investment gains (loss)				(231)
Cross currency swaps (2) (4)	—	—	—	9
Balances, December 31, 2018	$83,228	$4,725	$9,471	$(222)
______________

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Other assets or Other liabilities in the consolidated balance sheets.

(3)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(4)	Reported in Other income in the consolidated statements of income (loss).

(5)	SCS, SIO, MSO and IUL indexed features are reported in Policyholders’ account balances in the consolidated balance sheets.

(6)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments by Category
At December 31, 2017

		Fair Value		Gains (Losses) Reported In Earnings (Loss)
	Notional Amount	Asset Derivatives	Liability Derivatives
	(in millions)
Freestanding Derivatives (1) (6):
Equity contracts:
Futures	$6,716	$1	$2	$(1,297)
Swaps	7,623	4	201	(1,413)
Options	22,223	3,456	1,457	1,265
Interest rate contracts:
Swaps	26,769	604	193	863
Futures	20,675	—	—	293
Credit contracts:
Credit default swaps	2,131	35	3	19
Other freestanding contracts:
Foreign currency contracts	1,423	19	10	(39)
Margin	—	24	4	—
Collateral	—	4	2,123	—

Embedded Derivatives:
GMIB reinsurance contracts (6)	—	1,894	—	174
GMxB derivative features liability (3) (6)	—	—	4,451	1,652
SCS, SIO, MSO and IUL indexed features (5) (6)	—	—	1,786	(1,303)
Net derivative gains (loss)				214
Cross currency swaps (2) (4)	354	5	—	40
Balances, December 31, 2017	$87,914	$6,046	$10,230	$254
_________________

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Other assets or Other liabilities in the consolidated balance sheets.

(3)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(4)	Reported in Other income in the consolidated statements of income (loss).

(5)	SCS, SIO, MSO and IUL indexed features are reported in Policyholders’ account balances in the consolidated balance sheets.

(6)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).

Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts at December 31, 2018 are exchange-traded and net settled daily in cash. At December 31, 2018, the Company had open exchange-traded futures positions on: (i) the S&P 500, Russell 2000 and Emerging Market indices, having initial margin requirements of $279 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $71 million and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and European, Australasia, and Far East (“EAFE”) indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $25 million.
Collateral Arrangements
The Company generally has executed a Credit Support Annex (“CSA”) under the International Swaps and Derivatives Association Master Agreement (“ISDA Master Agreement”) it maintains with each of its over-the-counter (“OTC”) derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ISDA Master Agreement and related CSA have been executed. At December 31, 2018 and 2017, respectively, the Company held $1,581 million and $2,123 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in Other invested assets. The Company posted collateral of $8 million and $4 million at December 31, 2018 and 2017, respectively, in the normal operation of its collateral arrangements.
Securities Repurchase and Reverse Repurchase Transactions
Securities repurchase and reverse repurchase transactions are conducted by the Company under a standardized securities industry master agreement, amended to suit the requirements of each respective counterparty. The Company’s securities repurchase and reverse repurchase agreements are accounted for as secured borrowing or lending arrangements, respectively and are reported in the consolidated balance sheets on a gross basis. At December 31, 2018 and 2017, the balance outstanding under securities repurchase transactions was $573 million and $1,887 million, respectively. The Company utilized these repurchase and reverse repurchase agreements for asset liability and cash management purposes. For other instruments used for asset liability management purposes, see “Obligations under Funding Agreements” in Note 17 - Commitments and Contingent Liabilities.
The following table presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments at December 31, 2018:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
At December 31, 2018

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets
	(in millions)
Assets (1)
Total Derivatives	$2,993	$2,945	$48
Other financial instruments	1,989	—	1,989
Other invested assets	$4,982	$2,945	$2,037

Liabilities (2)
Total Derivatives	$3,142	$2,945	$197
Other financial liabilities	3,163	—	3,163
Other liabilities	$6,305	$2,945	$3,360
Securities sold under agreement to repurchase (3)	$571	$—	$571
________________

(1)	Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.

(2)	Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.

(3)	Excludes expense of $2 million in securities sold under agreement to repurchase.

The following table presents information about the Company’s gross collateral amounts that are not offset in the consolidated balance sheets at December 31, 2018:

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Collateral Amounts Not Offset in the Consolidated Balance Sheets
At December 31, 2018

	Net Amount Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amount
	(in millions)
Assets (1)
Total Derivatives	$1,411	$—	$(1,363)	$48
Other financial instruments	1,989	—	—	1,989
Other invested assets	$3,400	$—	$(1,363)	$2,037

Liabilities (2)
Total Derivatives	$197	$—	$—	$197
Other financial liabilities	3,163	—	—	3,163
Other liabilities	$3,360	$—	$—	$3,360
Securities sold under agreement to repurchase (3) (4) (5)	$571	$(588)	$—	$(17)
______________

(1)	Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.

(2)	Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.

(3)	Excludes expense of $2 million in securities sold under agreement to repurchase.

(4)	US Treasury and agency securities are in fixed maturities available for sale on consolidated balance sheet.

(5)	Cash is in Cash and cash equivalents on consolidated balance sheet.

The following table presents information about repurchase agreements accounted for as secured borrowings in the consolidated balance sheets at December 31, 2018:
Repurchase Agreement Accounted for as Secured Borrowings
December 31, 2018

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
	(in millions)
Securities sold under agreement to repurchase (1)
U.S. Treasury and agency securities	$—	$571	$—	$—	$571
Total	$—	$571	$—	$—	$571
______________

(1)	Excludes expense of $2 million in securities sold under agreement to repurchase.

The following table presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments at December 31, 2017:

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Offsetting of Financial Assets and Liabilities and Derivative Instruments
At December 31, 2017

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets
	(in millions)
Assets (1)
Total Derivatives	$4,147	$3,993	$154
Other financial instruments	3,964	—	3,964
Other invested assets	$8,111	$3,993	$4,118
Total Derivatives, not subject to an ISDA Master Agreement (4)	$5	$—	$5

Liabilities (2)
Total Derivatives	$3,993	$3,993	$—
Other financial liabilities	4,053	—	4,053
Other liabilities	$8,046	$3,993	$4,053
Securities sold under agreement to repurchase (3)	$1,882	$2,009	$(127)
__________

(1)	Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.

(2)	Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.

(3)	Excludes expense of $5 million included in Securities sold under agreements to repurchase on the consolidated balance sheets.

(4)	This amount is reflected in Other assets.

The following table presents information about the Company’s gross collateral amounts that are not offset in the consolidated balance sheets at December 31, 2017:
Collateral Amounts Not Offset in the Consolidated Balance Sheets
At December 31, 2017

	Net Amount Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amount
	(in millions)
Assets (1)
Total derivatives	$2,253	$—	$(2,099)	$154
Other financial instruments	3,964	—	—	3,964
Other invested assets	$6,217	$—	$(2,099)	$4,118

Liabilities (2)
Other financial liabilities	$4,053	$—	$—	$4,053
Other liabilities	$4,053	$—	$—	$4,053
Securities sold under agreement to repurchase (3) (4) (5)	$1,882	$(1,988)	$(21)	$(127)
__________

(1)	Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.

(2)	Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.

(3)	Excludes expense of $5 million in securities sold under agreement to repurchase.

(4)	U.S. Treasury and agency securities are in fixed maturities available for sale on consolidated balance sheets.

(5)	Cash is included in Cash and cash equivalents on consolidated balance sheets.

The following table presents information about repurchase agreements accounted for as secured borrowings in the consolidated balance sheets at December 31, 2017.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Repurchase Agreement Accounted for as Secured Borrowings
At December 31, 2017

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
	(in millions)
Securities sold under agreement to repurchase (1):
U.S. Treasury and agency securities	$—	$1,882	$—	$—	$1,882
Total	$—	$1,882	$—	$—	$1,882
____________

(1)	Excludes expense of $5 million in securities sold under agreements to repurchase on the consolidated balance sheets.

Net Investment Income (Loss)
The following table breaks out Net investment income (loss) by asset category:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Fixed maturities	$1,725	$1,629	$1,723
Mortgage loans on real estate	494	454	397
Real estate held for the production of income	(6)	2	19
Other equity investments	147	186	168
Policy loans	215	221	225
Repurchase agreements	—	—	1
Trading securities	105	553	144
Other investment income	85	109	67
Gross investment income (loss)	2,765	3,154	2,744
Investment expenses (1)	(72)	(72)	(79)
Net Investment Income (Loss)	$2,693	$3,082	$2,665
______________
(1) Investment expenses includes expenses related to the management of the two buildings sold in 2016.

Net unrealized and realized gains (losses) on trading account equity securities are included in Net investment income (loss) in the consolidated statements of income (loss). The table below shows a breakdown of Net investment income from trading account securities during the years ended December 31, 2018, 2017 and 2016:
Net Investment Income (Loss) from Trading Securities

	Years Ended December, 31
	2018	2017	2016
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(223)	$247	$(51)
Net investment gains (losses) recognized on securities sold during the period	(14)	19	(12)
Unrealized and realized gains (losses) on trading securities	(237)	266	(63)
Interest and dividend income from trading securities	342	287	207
Net investment income (loss) from trading securities	$105	$553	$144

Investment Gains (Losses), Net
Investment gains (losses), net including changes in the valuation allowances and OTTI are as follows:

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years ended December, 31
	2018	2017	2016
	(in millions)
Fixed maturities	$(75)	$(194)	$83
Mortgage loans on real estate	—	2	(2)
Real estate held for the production of income	—	—	1,880
Other equity investments	—	2	(2)
Other	(11)	(1)	24
Investment gains (losses), net	$(86)	$(191)	$1,983

For the years ended December 31, 2018, 2017, and 2016, respectively, investment results passed through to certain participating group annuity contracts as Interest credited to policyholders’ account balances totaled $3 million, $3 million and $4 million.
4)    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess of purchase price over the estimated fair value of identifiable net assets acquired in a business combination. The Company tests goodwill for recoverability each annual reporting period at December 31 and at interim periods if facts or circumstances are indicative of potential impairment. The Company managed its business under two operating segments through third quarter 2017, each deemed to be reporting units for purpose of its goodwill impairment assessments. Effective January 1, 2017, the Company early adopted the new goodwill guidance that eliminates Step 2 from the impairment model and continues to limit the measure of goodwill impairment to the carrying amount of the reporting unit’s goodwill. As a result, the Company recognized an impairment loss of $369 million during first quarter 2017, representing all of the goodwill assigned to its Financial Advisory/Insurance reporting unit for which recoverability previously had been supported by a Step 2 assessment.
The carrying value of goodwill assigned to the Company’s Investment Management reporting unit totaled $4,570 million at both December 31, 2018 and 2017, resulting from its investment in AB as well as direct strategic acquisitions of AB, including its purchase of Sanford C. Bernstein, Inc. For purpose of testing this goodwill for impairment, the Company applied a discounted cash flow valuation technique to measure the fair value of the reporting unit, sourcing the underlying cash flows and assumptions from AB’s current business plan projections and adjusting the result to reflect the noncontrolling interest in AB as well as incremental taxes at the Company level as related to the form and structure of its investment in AB. At December 31, 2018 and 2017, the Company’s annual testing resulted in no impairment of this goodwill, as the fair value of the reporting unit exceeded its carrying amount at each respective date.
In the fourth quarter 2017, the Company recast its Financial Advisory/Insurance segment into multiple operating segments as described in Note 19, Business Segment Information. Accordingly, goodwill previously attributed to the Financial Advisory/Insurance segment in reporting periods prior thereto was reassigned to the reporting units affected using a relative fair value allocation approach in accordance with the relevant accounting guidance. Goodwill resulting from the Company’s investment in AB was reassigned to the Company’s Investment Management and Research segment and the resulting reporting unit redefined. Immediately prior thereto, the Company determined there were no indications of potential goodwill impairment that would require quantitative assessment prior to its annual testing.
Information regarding goodwill by reporting segment and Corporate and Other is as follows:

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Individual Retirement	Group Retirement	Protection Solutions	Corporate and Other	Subtotal	Investment Management and Research	Total
	(in millions)
2016
Goodwill, beginning of year	$53	$122	$139	$55	$369	$4,548	$4,917
Goodwill acquired during year	—	—	—	—	—	22	22
Impairment losses recognized during the year	—	—	—	—	—	—	—
Goodwill, end of year, net	$53	$122	$139	$55	$369	$4,570	$4,939

2017
Goodwill acquired during year	$—	—	—	—	—	—	—
Impairment losses recognized during the year	(53)	(122)	(139)	(55)	(369)	—	(369)
Goodwill, end of year, net	$—	$—	$—	$—	$—	$4,570	$4,570

2018
Goodwill acquired during year	$—	$—	$—	$—	$—	$—	$—
Impairment losses recognized during the year	—	—	—	—	—	—	—
Goodwill, end of year, net	$—	$—	$—	$—	$—	$4,570	$4,570
At December 31, 2018 and 2017, respectively, net deferred sales commissions from AB totaled $17 million and $30 million and are included within other assets. The estimated amortization expense of deferred sales commissions, based on the December 31, 2018 net asset balance for each of the next five years is $10 million, $5 million, $3 million, $0 million and $0 million. The Company tests the deferred sales commission asset for impairment quarterly by comparing undiscounted future cash flows to the recorded value, net of accumulated amortization. Each quarter, significant assumptions used to estimate the future cash flows are updated to reflect management’s consideration of current market conditions on expectations made with respect to future market levels and redemption rates. As of December 31, 2018 and 2017, the Company determined that the deferred sales commission asset was not impaired.
The gross carrying amount of AB-related intangible assets was $909 million at both December 31, 2018 and 2017, and the accumulated amortization of these intangible assets was $702 million and $659 million at December 31, 2018 and 2017, respectively. Amortization expense for AB-related intangible assets totaled $43 million, $44 million and $42 million for 2018, 2017 and 2016, respectively. Estimated annual amortization expense for each of the next five years is approximately $43 million, $36 million, $20 million, $19 million and $16 million, respectively.
On June 20, 2014, AB acquired an 81.7% ownership interest in CPH Capital Fondsmaeglerselskab A/S (“CPH”), a Danish asset management firm that managed approximately $3,000 million in global core equity assets for institutional investors, for a cash payment of $64 million and a contingent consideration payable of $9 million based on projected assets under management levels over a three-year measurement period. Also recognized on the date of acquisition were $58 million of goodwill, $24 million of finite-lived intangible assets related to separately-managed account relationships, and $4 million of indefinite-lived intangible assets related to an acquired fund’s investment contract. Redeemable noncontrolling interest of $17 million was recorded as related to the fair value of CPH not purchased by AB. During 2017 and 2018, AB purchased additional shares of CPH, bringing its ownership interest to 96.8% as of December 31, 2018.
The acquisitions described above did not have a significant impact on the Company’s consolidated revenues or net income. As a result, supplemental pro forma information has not been provided. Additional information regarding the contingent payment obligations associated with these and other acquisitions made by AB is included in Note 7, Fair Value Disclosures.
Capitalized Software
Capitalized software, net of accumulated amortization, amounted to $181 million and $162 million at December 31, 2018 and 2017, respectively, and is recorded in Other assets. Amortization of capitalized software in 2018, 2017 and

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2016 was $49 million, $51 million and $56 million, respectively, recorded in other Operating costs and expenses in the consolidated statements of income (loss).
5)    CLOSED BLOCK
As a result of demutualization, the Company’s Closed Block was established in 1992 for the benefit of certain individual participating policies that were in force on that date. Assets, liabilities and earnings of the Closed Block are specifically identified to support its participating policyholders.
Assets allocated to the Closed Block inure solely to the benefit of the Closed Block policyholders and will not revert to the benefit of the Company. No reallocation, transfer, borrowing or lending of assets can be made between the Closed Block and other portions of the Company’s General Account, any of its Separate Accounts or any affiliate of the Company without the approval of the New York State Department of Financial Services (the “NYDFS”). Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the General Account.
The excess of Closed Block liabilities over Closed Block assets (adjusted to exclude the impact of related amounts in AOCI) represents the expected maximum future post-tax earnings from the Closed Block that would be recognized in income from continuing operations over the period the policies and contracts in the Closed Block remain in force. As of January 1, 2001, the Company has developed an actuarial calculation of the expected timing of the Closed Block’s earnings.
If the actual cumulative earnings from the Closed Block are greater than the expected cumulative earnings, only the expected earnings will be recognized in net income. Actual cumulative earnings in excess of expected cumulative earnings at any point in time are recorded as a policyholder dividend obligation because they will ultimately be paid to Closed Block policyholders as an additional policyholder dividend unless offset by future performance that is less favorable than originally expected. If a policyholder dividend obligation has been previously established and the actual Closed Block earnings in a subsequent period are less than the expected earnings for that period, the policyholder dividend obligation would be reduced (but not below zero). If, over the period the policies and contracts in the Closed Block remain in force, the actual cumulative earnings of the Closed Block are less than the expected cumulative earnings, only actual earnings would be recognized in income from continuing operations. If the Closed Block has insufficient funds to make guaranteed policy benefit payments, such payments will be made from assets outside the Closed Block.
Many expenses related to Closed Block operations, including amortization of DAC, are charged to operations outside of the Closed Block; accordingly, net revenues of the Closed Block do not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside of the Closed Block.
Summarized financial information for the Company’s Closed Block is as follows:

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2018	2017
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$6,709	$6,958
Policyholders’ dividend obligation	—	19
Other liabilities	47	271
Total Closed Block liabilities	6,756	7,248

Assets Designated To The Closed Block:
Fixed maturities, available for sale, at fair value (amortized cost of $ 3,680 and $3,923)	3,672	4,070
Mortgage loans on real estate, net of valuation allowance of $- and $-	1,824	1,720
Policy loans	736	781
Cash and other invested assets	76	351
Other assets	179	182
Total assets designated to the Closed Block	6,487	7,104

Excess of Closed Block liabilities over assets designated to the Closed Block	269	144
Amounts included in Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of policyholders' dividend obligation of $- and $19	8	138
Maximum future income to be recognized from closed block assets and liabilities	$277	$282
The Company’s Closed Block revenues and expenses follow:

	Years ended December 31,
	2018	2017	2016
	(in millions)
Revenues:
Premiums and other income	$194	$224	$212
Net investment income (loss)	291	314	349
Investment gains (losses), net	(3)	(20)	(1)
Total revenues	482	518	560

Benefits and Other Deductions:
Policyholders’ benefits and dividends	471	537	522
Other operating costs and expenses	3	2	4
Total benefits and other deductions	474	539	526
Net income, before income taxes	8	(21)	34
Income tax (expense) benefit	(3)	(36)	(12)
Net income (losses)	$5	$(57)	$22
A reconciliation of the Company’s policyholders’ dividend obligation follows:

	December 31,
	2018	2017
	(in millions)
Balance, beginning of year	$19	$52
Unrealized investment gains (losses)	(19)	(33)
Balance, end of year	$—	$19

6)    DAC AND POLICYHOLDER BONUS INTEREST CREDITS
Changes in the deferred policy acquisition cost asset for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Balance, beginning of year	$5,919	$6,049	$6,047
Capitalization of commissions, sales and issue expenses	701	687	697
Amortization:
Impact of assumptions updates and model changes	286	112	(201)
All other	(619)	(615)	(578)
Total amortization	(333)	(503)	(779)
Change in unrealized investment gains and losses	458	(314)	84
Balance, end of year	$6,745	$5,919	$6,049
Changes in the deferred asset for policyholder bonus interest credits for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Balance, beginning of year	$473	$504	$534
Policyholder bonus interest credits deferred	4	7	13
Amortization charged to income	(51)	(38)	(43)
Balance, end of year	$426	$473	$504

7)    FAIR VALUE DISCLOSURES
The accounting guidance establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value, and identifies three levels of inputs that may be used to measure fair value:

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

The Company uses unadjusted quoted market prices to measure fair value for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are measured using present value or other valuation techniques. The fair value determinations are made at a specific point in time, based on available market information and judgments about the financial instrument, including estimates of the timing and amount of expected future cash flows and the credit standing of counterparties. Such adjustments do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value cannot be substantiated by direct comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Assets and liabilities measured at fair value on a recurring basis are summarized below. At December 31, 2018 and December 31, 2017, no assets were required to be measured at fair value on a non-recurring basis. Fair value measurements are required on a non-recurring basis for certain assets, including goodwill and mortgage loans on real estate, only when an OTTI or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy. The Company recognizes transfers between valuation levels at the beginning of the reporting period.
Fair Value Measurements at December 31, 2018

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments
Fixed maturities, available-for-sale:
Corporate (1)	$—	$28,992	$1,186	$30,178
U.S. Treasury, government and agency	—	13,829	—	13,829
States and political subdivisions	—	422	39	461
Foreign governments	—	530	—	530
Residential mortgage-backed (2)	—	234	—	234
Asset-backed (3)	—	82	519	601
Redeemable preferred stock	167	279	—	446
Total fixed maturities, available-for-sale	167	44,368	1,744	46,279
Other equity investments	11	—	74	85
Trading securities	446	15,507	64	16,017
Other invested assets:
Short-term investments	—	515	—	515
Assets of consolidated VIEs/VOEs	92	259	27	378
Swaps	—	426	—	426
Credit default swaps	—	17	—	17
Futures	(1)	—	—	(1)
Options	—	968	—	968
Total other invested assets	91	2,185	27	2,303
Cash equivalents	3,482	—	—	3,482
Segregated securities	—	1,170	—	1,170
GMIB reinsurance contracts asset	—	—	1,732	1,732
Separate Accounts assets	106,994	2,747	374	110,115
Total Assets	$111,191	$65,977	$4,015	$181,183

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Level 1	Level 2	Level 3	Total
	(in millions)
Liabilities
GMxB derivative features’ liability	$—	$—	$5,614	$5,614
SCS, SIO, MSO and IUL indexed features’ liability	—	715	—	715
Liabilities of consolidated VIEs and VOEs	—	7	—	7
Contingent payment arrangements	—	—	7	7
Total Liabilities	$—	$722	$5,621	$6,343
____________

(1)	Corporate fixed maturities includes both public and private issues.

(2)	Includes publicly traded agency pass-through securities and collateralized obligations.

(3)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
Fair Value Measurements at December 31, 2017

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments
Fixed maturities, available-for-sale:
Corporate (1)	$—	$24,296	$1,150	$25,446
U.S. Treasury, government and agency	—	18,508	—	18,508
States and political subdivisions	—	449	40	489
Foreign governments	—	419	—	419
Residential mortgage-backed (2)	—	818	—	818
Asset-backed (3)	—	208	541	749
Redeemable preferred stock	184	327	1	512
Total fixed maturities, available-for-sale	184	45,025	1,732	46,941
Other equity investments	13	—	34	47
Trading securities	485	13,647	38	14,170
Other invested assets
Short-term investments	—	1,730	—	1,730
Assets of consolidated VIEs/VOEs	1,060	215	27	1,302
Swaps	—	222	—	222
Credit default swaps	—	33	—	33
Futures	(2)	—	—	(2)
Foreign currency contract (4)	—	5	—	5
Options	—	1,999	—	1,999
Total other invested assets	1,058	4,204	27	5,289
Cash equivalents	3,608	—	—	3,608
Segregated securities	—	825	—	825
GMIB reinsurance contracts asset	—	—	1,894	1,894
Separate Accounts assets	121,000	2,997	349	124,346
Total Assets	$126,348	$66,698	$4,074	$197,120

Liabilities
GMxB derivative features’ liability	$—	$—	$4,451	$4,451
SCS, SIO, MSO and IUL indexed features’ liability	—	1,786	—	1,786
Liabilities of consolidated VIEs and VOEs	670	22	—	692
Contingent payment arrangements	—	—	15	15
Total Liabilities	$670	$1,808	$4,466	$6,944
___________

(1)	Corporate fixed maturities includes both public and private issues.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Includes publicly traded agency pass-through securities and collateralized obligations.

(3)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

(4)	Reported in Other assets in the consolidated balance sheets.

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
Investments classified as Level 1 primarily include redeemable preferred stock, trading securities, cash equivalents and Separate Account assets. Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts. Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less and are carried at cost as a proxy for fair value measurement due to their short-term nature.
Investments classified as Level 2 are measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as public and private fixed maturities.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Certain Company products such as the SCS and EQUI-VEST variable annuity products, and in the MSO fund available in some life contracts offer investment options which permit the contract owner to participate in the performance of an index, ETF or commodity price. These investment options, which depending on the product and on the index selected can currently have 1, 3, 5, or 6-year terms, provide for participation in the performance of specified indices, ETF or commodity price movement up to a segment-specific declared maximum rate. Under certain conditions that vary by product, e.g. holding these segments for the full term, these segments also shield policyholders from some or all negative investment performance associated with these indices, ETF or commodity prices. These investment options have defined formulaic liability amounts, and the current values of the option component of these segment reserves are accounted for as Level 2 embedded derivatives. The fair values of these embedded derivatives are based on data obtained from independent valuation service providers.
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
The Company also issues certain benefits on its variable annuity products that are accounted for as derivatives and are also considered Level 3. The GMIBNLG feature allows the policyholder to receive guaranteed minimum lifetime annuity payments based on predetermined annuity purchase rates applied to the contract’s benefit base if and when the contract account value is depleted and the GMIBNLG feature is activated. The GMWB feature allows the policyholder to withdraw at minimum, over the life of the contract, an amount based on the contract’s benefit base. The GWBL feature allows the policyholder to withdraw, each year for the life of the contract, a specified annual percentage of an amount based on the contract’s benefit base. The GMAB feature increases the contract account value at the end of a specified period to a GMAB base. The GIB feature provides a lifetime annuity based on predetermined annuity purchase rates if and when the contract account value is depleted. This lifetime annuity is based on predetermined annuity purchase rates applied to a GIB base.
Level 3 also includes the GMIB reinsurance contract assets which are accounted for as derivative contracts. The GMIB reinsurance contract asset and liabilities’ fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while GMxB derivative features liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins and nonperformance risk, attributable to GMxB derivative features’ liability over a range of market-consistent economic scenarios.
The valuations of the GMIB reinsurance contract asset and GMxB derivative features liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity separate account funds. The credit risks of the counterparty and of the Company are considered in determining the fair values of its GMIB reinsurance contract asset and GMxB derivative features liability positions, respectively, after taking into account the effects of collateral arrangements. Incremental adjustment to the swap curve for non-

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

performance risk is made to the fair values of the GMIB reinsurance contract asset and liabilities and GMIBNLG feature to reflect the claims-paying ratings of counterparties and the Company. Equity and fixed income volatilities were modeled to reflect current market volatilities. Due to the unique, long duration of the GMIBNLG feature, adjustments were made to the equity volatilities to remove the illiquidity bias associated with the longer tenors and risk margins were applied to the non-capital markets inputs to the GMIBNLG valuations.
After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $112 million and $8 million at December 31, 2018 and 2017, respectively, to recognize incremental counterparty non-performance risk and reduced the fair value of its GMIB reinsurance contract liabilities by $41 million and $24 million at December 31, 2018 and 2017, respectively to recognize its own incremental non-performance risk.
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
The Company’s Level 3 liabilities include contingent payment arrangements associated with acquisitions in 2010, 2014 and 2016 by AB. At each reporting date, AB estimates the fair values of the contingent consideration expected to be paid based upon revenue and discount rate projections, using unobservable market data inputs, which are included in Level 3 of the valuation hierarchy. The Company’s Level 3 liabilities also include contingent payment arrangements associated with a Renewal Rights Agreement (the “Renewal Rights Agreement”) that transitions certain group employee benefits policies beginning January 1, 2017 from an insurer exiting such business to MONY Life Insurance Company of America (“MLOA”). The fair value of the contingent payments liability associated with this transaction is measured and adjusted each reporting period through final settlement using projected premiums from these policies, net of potential surrenders and terminations, and applying a risk-adjusted discount factor (8.6% at December 31, 2018) to the resulting cash flows.
The Company’s consolidated VIEs/VOEs hold investments that are classified as Level 3 and primarily consist of corporate bonds that are vendor priced with no ratings available, bank loans, non-agency collateralized mortgage obligations and asset-backed securities.
In 2018, AFS fixed maturities with fair values of $28 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $89 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.8% of total equity at December 31, 2018.
In 2017, AFS fixed maturities with fair values of $5 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $7 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.1% of total equity at December 31, 2017.
The table below presents a reconciliation for all Level 3 assets and liabilities at December 31, 2018, 2017 and 2016 respectively:

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 3 Instruments Fair Value Measurements

	Corporate	State and Political Subdivisions	Foreign Governments	Commercial Mortgage- backed	Asset- backed
	(in millions)
Balance, January 1, 2018	$1,150	$40	$—	$—	$541
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	8	—	—	—	—
Investment gains (losses), net	(9)	—	—	—	—
Subtotal	(1)	—	—	—	—
Other comprehensive income (loss)	(21)	(1)	—	—	(9)
Purchases	334	—	—	—	17
Sales	(337)	(1)	—	—	(30)
Transfers into Level 3 (1)	89	1	—	—	—
Transfers out of Level 3 (1)	(28)	—	—	—	—
Balance, December 31, 2018	$1,186	$39	$—	$—	$519

Balance, January 1, 2017	$857	$42	$—	$373	$120
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	4	—	—	(2)	—
Investment gains (losses), net	1	—	—	(95)	15
Subtotal	5	—	—	(97)	15
Other comprehensive income (loss)	4	(1)	—	78	(7)
Purchases	615	—	—	—	434
Sales	(333)	(1)	—	(354)	(21)
Transfers into Level 3 (1)	7	—	—	—	—
Transfers out of Level 3 (1)	(5)	—	—	—	—
Balance, December 31, 2017	$1,150	$40	$—	$—	$541

Balance, January 1, 2016	$430	$45	$1	$535	$41
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Investment gains (losses), net	2	—	—	(71)	—
Other comprehensive income (loss)	8	(2)	—	14	1
Purchases	574	—	—	—	96
Sales	(144)	(1)	—	(91)	(9)
Transfers into Level 3 (1)	25	—	—	—	—
Transfers out of Level 3 (1)	(38)	—	(1)	(14)	(9)
Balance, December 31, 2016	$857	$42	$—	$373	$120

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Redeem- able Preferred Stock	Other Equity Invest- ments	GMIB Reinsur- ance Asset	Separate Accounts Assets	GMxB Derivative Features Liability	Contingent Payment Arrange- ment
	(in millions)
Balance, January 1, 2018	$1	$99	$1,894	$349	$(4,451)	$(15)
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Investment gains (losses), net	—	(3)	—	26	—	—
Net derivative gains (losses), excluding non-performance risk	—	—	(131)	—	(1,272)	—
Non-performance risk (5)	—	—	(33)	—	497	—
Subtotal	—	(3)	(164)	26	(775)	—
Other comprehensive income (loss)	—	15	—	—	—	—
Purchases (2)	—	62	46	5	(412)	—
Sales (3)	(1)	(3)	(44)	(1)	24	—
Settlements (4)	—	—	—	(5)	—	6
Change in estimate	—	—	—	—	—	2
Activity related to consolidated VIEs/VOEs	—	(6)	—	—	—	—
Transfers into Level 3 (1)	—	6	—	—	—	—
Transfers out of Level 3 (1)	—	(5)	—	—	—	—
Balance, December 31, 2018	$—	$165	$1,732	$374	$(5,614)	$(7)
Balance, January 1, 2017	$1	$88	$1,735	$313	$(5,731)	$(25)
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Investment gains (losses), net	—	—	—	29	—	—
Net derivative gains (losses), excluding non-performance risk	—	—	171	—	1,809	—
Non-performance risk (5)	—	—	3	—	(157)	—
Subtotal	—	—	174	29	1,652	—
Other comprehensive income(loss)	—	14	—	—	—	—
Purchases (2)	—	22	48	13	(393)	—
Sales (3)	—	(3)	(63)	(2)	21	—
Settlements (4)	—	—	—	(4)	—	10
Activity related to consolidated VIEs/VOEs	—	(22)	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—	—	—
Balance, December 31, 2017	$1	$99	$1,894	$349	$(4,451)	$(15)

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Redeem- able Preferred Stock	Other Equity Invest- ments	GMIB Reinsur- ance Asset	Separate Accounts Assets	GMxB Derivative Features Liability	Contingent Payment Arrange- ment
	(in millions)
Balance, January 1, 2016	$—	$81	$1,829	$313	$(5,534)	$(31)
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Investment gains (losses), net	—	—	—	19	—	—
Net derivative gains (losses), excluding non-performance risk	—	—	(75)	—	417	—
Non-performance risk (5)	—	—	(2)	—	(281)	—
Subtotal	—	—	(77)	19	136	—
Other comprehensive income (loss)	—	(1)	—	—	—	—
Purchases (2)	1	4	48	10	(356)	(18)
Sales (3)	—	—	(65)	—	23	—
Activity related to consolidated VIEs/VOEs	—	60	—	(7)	—	24
Transfers into Level 3 (1)	—	—	—	1	—	—
Transfers out of Level 3 (1)	—	(56)	—	(23)	—	—
Balance, December 31, 2016	$1	$88	$1,735	$313	$(5,731)	$(25)
___________

(1)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

(2)	For the GMIB reinsurance contract asset, and GMxB derivative features liability, represents attributed fee.

(3)	For the GMIB reinsurance contract asset, represents recoveries from reinsurers and for GMxB derivative features liability represents benefits paid.

(4)	For contingent payment arrangements, it represents payments under the arrangement.

(5)	The Company’s non-performance risk is recorded through Net derivative gains (losses).

The table below details changes in unrealized gains (losses) for 2018, 2017 and 2016 by category for Level 3 assets and liabilities still held at December 31, 2018, 2017 and 2016 respectively.

	Earnings (Loss)
	Investment Gains (Losses), Net	Net Derivative Gains (Losses)	OCI
	(in millions)
Held as of December 31, 2018:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale
Corporate	$—	$—	$(19)
State and political subdivisions	—	—	(1)
Commercial mortgage-backed	—	—	—
Asset-backed	—	—	(6)
Subtotal	—	—	(26)
GMIB reinsurance contracts	—	(164)	—
Separate Accounts assets (1)	26	—	—
GMxB derivative features liability	—	(775)	—
Total	$26	$(939)	$(26)

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Earnings (Loss)
	Investment Gains (Losses), Net	Net Derivative Gains (Losses)	OCI
	(in millions)
Held as of December 31, 2017:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale
Corporate	$—	$—	$5
State and political subdivisions	—	—	(1)
Commercial mortgage-backed	—	—	—
Asset-backed	—	—	1
Subtotal	—	—	5
GMIB reinsurance contracts	—	174	—
Separate Accounts assets (1)	29	—	—
GMxB derivative features liability	—	1,652	—
Total	$29	$1,826	$5

Held as of December 31, 2016:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale
Corporate	$—	$—	$11
State and political subdivisions	—	—	(2)
Commercial mortgage-backed	—	—	10
Asset-backed	—	—	1
Subtotal	—	—	20
GMIB reinsurance contracts	—	(77)	—
Separate Accounts assets (1)	20	—	—
GMxB derivative features liability	—	136	—
Total	$20	$59	$20
______________

(1)	There is an investment expense that offsets this investment gain (loss).

The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of December 31, 2018 and 2017, respectively.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2018

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$99	Matrix pricing model	Spread over Benchmark	15 - 580 bps	109 bps
	881	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	4.1x - 37.8x 6.4% - 16.5% 1.8x - 18.0x	12.1x 10.7% 11.4x
Other equity investments	35	Discounted cash flow	Earnings multiple Discount factor Discount years	9.4x 10.0% 12
Separate Accounts assets	352	Third party appraisal	Capitalization rate Exit capitalization rate Discount rate	4.4% 5.6% 6.5%
	1	Discounted cash flow	Spread over U.S. Treasury curve Discount factor	248bps 5.1%
GMIB reinsurance contract asset	1,732	Discounted cash flow	Lapse rates Withdrawal rates Utilization rates Non-performance risk Volatility rates - Equity Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	1% - 6.27% 0% - 8% 0% - 16% 74 - 159 bps 10% - 34% 0.01% - 0.18% 0.07% - 0.54% 0.42% - 42.0%
Liabilities:
GMIBNLG	5,341	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	189 bps 0.8% - 26.2% 0.0% - 12.1% 0.0% - 100.0% 0.01% - 0.19% 0.06% - 0.53% 0.41% - 41.2%
Assumed GMIB Reinsurance Contracts	183	Discounted cash flow	Lapse rates Withdrawal rates (Age 0 - 85) Withdrawal rates (Age 86+) Utilization rates Non-performance risk Volatility rates - Equity	1.1% - 11.2% 0.7% - 22.2% 1.3% - 100.0% 0.0% - 30.0% 1.1% to 2.4% 10.0% - 34.0%
GWBL/GMWB	130	Discounted cash flow	Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	0.5% - 5.7% 0.0% - 7.0% 100% after delay 10.0% - 34.0%
GIB	(48)	Discounted cash flow	Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	0.5% - 5.7% 0.0% - 8.0% 0.0% - 16.0% 10.0% - 34.0%
GMAB	7	Discounted cash flow	Lapse rates Volatility rates - Equity	0.5% - 11.0% 10.0% - 34.0%

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2017

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$53	Matrix pricing model	Spread over the industry-specific benchmark yield curve	0 bps-565 bps	125 bps
	789	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	5.3x - 27.9x 7.2% - 17.0% 9.0x - 17.7x	12.9x 11.1% 13.1x
Other equity investments	38	Discounted cash flow	Earnings multiple Discounts factor Discount years	10.8x 10.0% 12
Separate Accounts assets	326	Third party appraisal	Capitalization rate Exit capitalization rate Discount rate	4.6% 5.6% 6.6%
	1	Discounted cash flow	Spread over U.S. Treasury curve Discount factor	243 bps 4.409%
GMIB reinsurance contract asset	1,894	Discounted Cash flow	Lapse rates Withdrawal rates Utilization rates Non-performance risk Volatility rates - Equity Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	1.0% - 6.3% 0.0% - 8.0% 0.0% - 16.0% 5bps - 10bps 9.9% - 30.9% 0.01% - 0.18% 0.07% - 0.54% 0.42% - 42.0%
Liabilities:
GMIBNLG	4,149	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates GMIBNLG Forfeiture rates Long-term Equity volatility Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	1.0% 0.8% - 26.2% 0.0% - 12.4% 0.0% - 16.0% 0.55% - 2.1% 20.0% 0.01% - 0.19% 0.06% - 0.53% 0.41% - 41.2%
Assumed GMIB Reinsurance Contracts	194	Discounted cash flow	Lapse rates Withdrawal rates (Age 0 - 85) Withdrawal rates (Age 86+) Utilization rates Non-performance risk Volatility rates - Equity	1.1% - 13.3% 0.7% - 22.2% 1.3% - 100% 0 - 30% 1.3% 9.9% - 30.9%
GWBL/GMWB	130	Discounted cash flow	Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	0.9% - 5.7% 0.0% - 7.0% 100% after delay 9.9% - 30.9%
GIB	(27)	Discounted cash flow	Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	0.9% - 5.7% 0.0% - 7.0% 0.0% - 16.0% 9.9% - 30.9%
GMAB	5	Discounted cash flow	Lapse rates Volatility rates - Equity	0.5% - 11.0% 9.9% - 30.9%

Excluded from the tables above at December 31, 2018 and 2017, respectively, are approximately $915 million and $973 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above at December 31, 2018 and 2017, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. Included in the tables above at December 31, 2018 and 2017, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would result in significantly lower (higher) fair value measurements.
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
Separate Accounts assets classified as Level 3 in the table at December 31, 2018 and 2017, primarily consist of a private real estate fund and mortgage loans. A third party appraisal valuation technique is used to measure the fair value of the private real estate investment fund, including consideration of observable replacement cost and sales comparisons for the underlying commercial properties, as well as the results from applying a discounted cash flow approach. Significant increase (decrease) in isolation in the capitalization rate and exit capitalization rate assumptions used in the discounted cash flow approach to the appraisal value would result in a higher (lower) measure of fair value. With respect to the fair value measurement of mortgage loans a discounted cash flow approach is applied, a significant increase (decrease) in the assumed spread over U.S. Treasury securities would produce a lower (higher) fair value measurement. Changes in the discount rate or factor used in the valuation techniques to determine the fair values of these private equity investments and mortgage loans generally are not correlated to changes in the other significant unobservable inputs. Significant increase (decrease) in isolation in the discount rate or factor would result in significantly lower (higher) fair value measurements. These fair value measurements are determined using substantially the same valuation techniques as earlier described above for the Company’s General Account investments in these securities.
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
The significant unobservable inputs used in the fair value measurement of the Company’s GMIBNLG liability are lapse rates, withdrawal rates, GMIB utilization rates, adjustment for Non-performance risk and GMIBNLG forfeiture rates. GMIBNLG forfeiture rates are caused by excess withdrawals above the annual GMIB accrual rate that cause the GMIBNLG to expire. Significant decreases in lapse rates, GMIBNLG forfeiture rates, adjustment for

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

non-performance risk and GMIB utilization rates would tend to increase the GMIBNLG liability, while decreases in withdrawal rates and volatility rates would tend to decrease the GMIBNLG liability.
The significant unobservable inputs used in the fair value measurement of the Company’s GMWB and GWBL liability are lapse rates and withdrawal rates. Significant increases in withdrawal rates or decreases in lapse rates in isolation would tend to increase these liabilities. Increases in volatility would increase these liabilities.
During 2017, AB made the final contingent consideration payment relating to its 2014 acquisition and recorded a change in estimate and wrote off the remaining contingent consideration payable relating to its 2010 acquisition. During 2018, AB amended the contingent payment relating to its 2016 acquisition by modifying the earn-out structure and extending it one year. As part of this amendment, AB recorded a change in estimate and wrote off $2 million related to the contingent consideration.
At December 31, 2018 and 2017, one acquisition-related contingent consideration liability of $7 million and $11 million, respectively, remains relating to its 2016 acquisition, which was valued as of December 31, 2018 using a revenue growth rate of 17.6% and a discount rate ranging from 3.2% to 3.7% and was valued as of December 31, 2017 using a revenue growth rate of 31.0% and a discount rate ranging from 1.4% to 2.3%.
The MLOA contingent payment arrangements associated with the Renewal Rights Agreement (with a fair value of less than $1 million at December 31, 2018) is measured using projected premiums from these policies, net of potential surrenders and terminations, and applying a risk-adjusted discount factor (8.6% at December 31, 2018) to the resulting cash flows.
Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts, limited partnerships accounted for under the equity method and pension and other postretirement obligations.
The carrying values and fair values at December 31, 2018 and 2017 for financial instruments not otherwise disclosed in Note 3 are presented in the table below.

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2018:
Mortgage loans on real estate	$11,835	$—	$—	$11,494	$11,494
Policyholders’ liabilities: Investment contracts	2,127	—	—	2,174	2,174
FHLBNY funding agreements	4,002	—	3,956	—	3,956
Short-term and long-term debt	4,955	—	4,749	—	4,749
Policy loans	3,779	—	—	4,183	4,183
Separate Accounts liabilities	7,406	—	—	7,406	7,406

December 31, 2017:
Mortgage loans on real estate	$10,952	$—	$—	$10,912	$10,912
Loans to affiliates	1,230	—	1,230	—	1,230
Policyholders’ liabilities: Investment contracts	2,224	—	—	2,329	2,329
FHLBNY funding agreements	3,014	—	3,020	—	3,020
Short-term and long-term debt	2,408	—	2,500	—	2,500
Loans from affiliates	3,622	—	3,622	—	3,622
Policy loans	3,819	—	—	4,754	4,754
Separate Accounts liabilities	7,537	—	—	7,537	7,537

As our COLI policies are recorded at their cash surrender value, they are not required to be included in the table above. For further details of our accounting policies pertaining to COLI, see Note 2.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair values for commercial and agricultural mortgage loans on real estate are measured by discounting future contractual cash flows to be received on the mortgage loan using interest rates at which loans with similar characteristics and credit quality would be made. The discount rate is derived based on the appropriate U.S. Treasury rate with a like term to the remaining term of the loan to which a spread reflective of the risk premium associated with the specific loan is added. Fair values for mortgage loans anticipated to be foreclosed and problem mortgage loans are limited to the fair value of the underlying collateral, if lower.
Fair values for the Company’s long-term debt related to real estate joint ventures are determined by a third-party appraisal and assessed for reasonableness. The Company’s short-term debt primarily includes commercial paper with short-term maturities and carrying value approximates fair value. The fair values for the Company’s other long-term debt are determined by Bloomberg’s evaluated pricing service, which uses direct observations or observed comparables. The fair values of the Company’s borrowing and lending arrangements with AXA affiliated entities are determined in the same manner as for such transactions with third parties, including matrix pricing models for debt securities and discounted cash flow analysis for mortgage loans.
The fair value of policy loans is calculated by discounting expected cash flows based upon the U.S. treasury yield curve and historical loan repayment patterns.
The fair values of the Company’s funding agreements are determined by discounted cash flow analysis based on the indicative funding agreement rates published by the FHLB.
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
8)    INSURANCE LIABILITIES
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
Liabilities for Variable Annuity Contracts with GMDB and GMIB Features and no GMIBNLG Feature
The change in the liabilities for variable annuity contracts with GMDB and GMIB features and no GMIBNLG feature are summarized in the tables below. The amounts for the direct contracts (before reinsurance ceded) and assumed contracts are reflected in the consolidated balance sheets in Future policy benefits and other policyholders’ liabilities. The amounts for the ceded contracts are reflected in the consolidated balance sheets in Amounts due from reinsurers.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Change in Liability for Variable Annuity Contracts with GMDB and GMIB Features and
No GMIBNLG Feature
For the Years ended December 31, 2018, 2017 and 2016

	GMDB			GMIB
	Direct	Assumed	Ceded	Direct	Assumed	Ceded
	(in millions)
Balance at January 1, 2016	$2,969	$135	$(98)	$3,842	$268	$(1,829)
Paid guarantee benefits	(357)	(33)	15	(281)	(20)	65
Other changes in reserve	552	19	(7)	241	10	27
Balance at December 31, 2016	3,164	121	(90)	3,802	258	(1,737)
Paid guarantee benefits	(354)	(21)	14	(151)	(59)	63
Other changes in reserve	1,249	(5)	(32)	1,101	(4)	(220)
Balance at December 31, 2017	4,059	95	(108)	4,752	195	(1,894)
Paid guarantee benefits	(393)	(24)	16	(153)	(12)	44
Other changes in reserve	993	11	(21)	(856)	1	118
Balance at December 31, 2018	$4,659	$82	$(113)	$3,743	$184	$(1,732)
Liabilities for Embedded and Freestanding Insurance Related Derivatives
The liability for the GMxB derivative features liability, the liability for SCS, SIO, MSO and IUL indexed features and the asset and liability for the GMIB reinsurance contracts are considered embedded or freestanding insurance derivatives and are reported at fair value. For the fair value of the assets and liabilities associated with these embedded or freestanding insurance derivatives, see Note 7.
Account Values and Net Amount at Risk
Account Values and Net Amount at Risk (“NAR”) for direct and assumed variable annuity contracts in force with GMDB and GMIB features as of December 31, 2018 are presented in the following tables by guarantee type. For contracts with the GMDB feature, the NAR in the event of death is the amount by which the GMDB feature exceeds the related Account Values. For contracts with the GMIB feature, the NAR in the event of annuitization is the amount by which the present value of the GMIB benefits exceed the related Account Values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB features may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive.
Direct Variable Annuity Contracts with GMDB and GMIB Features
As of December 31, 2018

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rate)
Variable annuity contracts with GMDB features
Account Values invested in:
General Account	$14,035	$102	$61	$184	$14,382
Separate Accounts	41,463	8,382	2,903	30,406	83,154
Total Account Values	$55,498	$8,484	$2,964	$30,590	$97,536

Net Amount at Risk, gross	$418	$791	$2,291	$20,587	$24,087
Net Amount at Risk, net of amounts reinsured	$418	$772	$1,615	$20,587	$23,392

Average attained age of policyholders (in years)	51.4	67.0	73.6	69.0	55.3
Percentage of policyholders over age 70	10.0%	43.0%	65.5%	49.9%	18.8%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rate)
Variable annuity contracts with GMIB features
Account Values invested in:
General Account	$—	$—	$19	$251	$270
Separate Accounts	—	—	19,407	33,428	52,835
Total Account Values	$—	$—	$19,426	$33,679	$53,105

Net Amount at Risk, gross	$—	$—	$994	$9,156	$10,150
Net Amount at Risk, net of amounts reinsured	$—	$—	$309	$8,268	$8,577

Average attained age of policyholders (in years)	N/A	N/A	68.9	68.8	68.8
Weighted average years remaining until annuitization	N/A	N/A	1.7	0.5	0.6
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

Assumed Variable Annuity Contracts with GMDB and GMIB Features
As of December 31, 2018

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rates)
Variable annuity contracts with GMDB features
Reinsured Account Values	$873	$5,004	$257	$1,600	$7,734
Net Amount at Risk assumed	$10	$608	$26	$397	$1,041

Average attained age of policyholders (in years)	67	72	77	75	73
Percentage of policyholders over age 70	43.5%	62.5%	78.6%	75.5%	63.6%
Range of contractually specified interest rates	N/A	N/A	3%-10%	5%-10%	3%-10%

Variable annuity contracts with GMIB features
Reinsured Account Values	$846	$43	$229	$1,124	$2,242
Net Amount at Risk assumed	$2	$1	$46	$313	$362

Average attained age of policyholders (in years)	72	74	72	69	70
Percentage of policyholders over age 70	63.2%	64.5%	58.8%	50.4%	56.4%
Range of contractually specified interest rates (1)	N/A	N/A	3.3%-6.5%	6%-6%	3.3%-6.5%
___________

(1)	In general, for policies with the highest contractual interest rate shown (10%), the rate applied only for the first 10 years after issue, which has now elapsed.

For more information about the reinsurance programs of the Company’s GMDB and GMIB exposure, see “Reinsurance Agreements” in Note 10.
Separate Account Investments by Investment Category Underlying Variable Annuity Contracts with GMDB and GMIB Features
The total Account Values of variable annuity contracts with GMDB and GMIB features include amounts allocated to the guaranteed interest option, which is part of the General Account and variable investment options that invest through Separate Accounts in variable insurance trusts. The following table presents the aggregate fair value of assets, by major investment category, held by Separate Accounts that support variable annuity contracts with GMDB and GMIB features. The investment performance of the assets impacts the related Account Values and, consequently, the

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NAR associated with the GMDB and GMIB benefits and guarantees. Because the Company’s variable annuity contracts offer both GMDB and GMIB features, GMDB and GMIB amounts are not mutually exclusive.
Investment in Variable Insurance Trust Mutual Funds

	As of December 31,
	2018		2017
	GMDB	GMIB	GMDB	GMIB
	(in millions)
Investment type:
Equity	$35,541	$15,759	$41,658	$19,676
Fixed income	5,173	2,812	5,469	3,110
Balanced	41,588	33,974	46,577	38,398
Other	852	290	968	314
Total	$83,154	$52,835	$94,672	$61,498
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
Variable and Interest-Sensitive Life Insurance Policies – GMIBNLG
The GMIBNLG feature contained in variable and interest-sensitive life insurance policies keeps them in force in situations where the policy value is not sufficient to cover monthly charges then due. The GMIBNLG remains in effect so long as the policy meets a contractually specified premium funding test and certain other requirements.
The change in the liabilities for GMIBNLG liabilities, reflected in the General Account in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets is summarized in the table below.

Direct Liability (1)
(in millions)
Balance at January 1, 2016	$1,247
Other changes in reserves	64
Balance at December 31, 2016	1,311
Paid guarantee benefits	(24)
Other changes in reserves	(578)
Balance at December 31, 2017	709
Paid guarantee benefits	(23)
Other changes in reserves	126
Balance at December 31, 2018	$812
__________

(1)	There were no amounts of reinsurance ceded in any period presented.

9)    REVENUE RECOGNITION

See “Revenue Recognition” in Note 2 descriptions of revenues presented in the table below. The adoption of ASC 606 had no material impact on revenue recognition in 2018. The table below presents the revenues recognized for the years ended December 31, 2018, 2017 and 2016, disaggregated by category:

	Years ended December 31,
	2018	2017	2016
	(in millions)
Investment management, advisory and service fees:
Base fees	$2,877	$2,730	$2,487
Performance-based fees	118	95	33
Research services	439	450	480
Distribution services	723	701	651
Shareholder services	76	75	78
Other	19	18	17
Total investment management and service fees	$4,252	$4,069	$3,746

Other income	$479	$423	$385

10)    REINSURANCE AGREEMENTS
The Company assumes and cedes reinsurance with other insurance companies. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Ceded reinsurance does not relieve the originating insurer of liability.
The following table summarizes the effect of reinsurance:

	Years Ended December 31,
	2018	2017	2016
		(in millions)
Direct premiums	$1,012	$1,038	$998
Reinsurance assumed	214	225	231
Reinsurance ceded	(132)	(139)	(146)
Net premiums	$1,094	$1,124	$1,083
Policy charges and fee income ceded	$418	$381	$393
Policyholders’ benefits ceded	$580	$657	$871
Interest credited to policyholders’ account balances ceded	$50	$46	$51
Ceded Reinsurance
The Company reinsures most of its new variable life, UL and term life policies on an excess of retention basis. The Company generally retains on a per life basis up to $25 million for single lives and $30 million for joint lives with the excess 100% reinsured. The Company also reinsures risk on certain substandard underwriting risks and in certain other cases.
Effective February 1, 2018, AXA Equitable Life entered into a coinsurance reinsurance agreement (the “Coinsurance Agreement”) to cede 90% of its single premium deferred annuities (“SPDA”) products issued between 1978-2001 and its Guaranteed Growth Annuity (“GGA”) single premium deferred annuity products issued between 2001-2014. As a result of this agreement, AXA Equitable Life transferred securities with a market value of $604 million and cash of $31 million to equal the statutory reserves of approximately $635 million. As the risks transferred by AXA Equitable Life to the reinsurer under the Coinsurance Agreement are not considered insurance risks and therefore do not qualify for reinsurance accounting, AXA Equitable Life applied deposit accounting. Accordingly, AXA Equitable Life recorded the transferred assets of $635 million as a deposit asset recorded in Other assets, net of the ceding commissions paid to the reinsurer.
At December 31, 2018 and 2017, the Company had reinsured with non-affiliates in the aggregate approximately 2.9% and 3.5%, respectively, of its current exposure to the GMDB obligation on annuity contracts in-force and, subject to

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

certain maximum amounts or caps in any one period, approximately 15.5% and 16.8% of its current liability exposure, respectively, resulting from the GMIB feature. For additional information, see Note 8.
Based on management’s estimates of future contract cash flows and experience, the estimated net fair values of the ceded GMIB reinsurance contracts, considered derivatives, were $1,732 million and $1,894 million at December 31, 2018 and 2017, respectively. The estimated fair values decreased $162 million and $93 million during 2018 and 2016, respectively, and increased $159 million during 2017.
At December 31, 2018 and 2017, third-party reinsurance recoverables related to insurance contracts amounted to $4,895 million and $5,023 million, respectively. Additionally, $2,796 million and $2,962 million of the amounts due from reinsurers relates to two reinsurers, Zurich Insurance Company, Ltd. (AA- rating by S&P) and Protective Life Insurance Company (AA- rating by S&P).
At December 31, 2018 and 2017, amounts due to reinsurers were $1,438 million and $1,436 million, respectively. Included in this balance were policy loans ceded to RGA Reinsurance Company of $1,211 million and $1,212 million, respectively and policy loans ceded to Protective Life of $125 million and $128 million, respectively.
The Company cedes substantially all of its group health business to a third-party insurer. Insurance liabilities ceded totaled $62 million and $71 million at December 31, 2018 and 2017, respectively.
The Company also cedes a portion of its extended term insurance and paid-up life insurance and substantially all of its individual disability income business through various coinsurance agreements.
Assumed Reinsurance
In addition to the sale of insurance products, the Company currently assumes risk from professional reinsurers. The Company also has a run-off portfolio of assumed reinsurance liabilities at ACS Life. The Company assumes accident, life, health, annuity (including products covering GMDB and GMIB benefits), aviation, special risk and space risks by participating in or reinsuring various reinsurance pools and arrangements. Reinsurance assumed reserves were $1,095 million and $1,111 million (including assumed GMIB reserves that have an estimated net fair value of $183 million and $194 million) at December 31, 2018 and 2017, respectively.
For reinsurance agreements with affiliates, see “Related Party Transactions” in Note 12.
11)    SHORT-TERM AND LONG-TERM DEBT
Short-term and long-term debt consists of the following:

	As of December 31,
	2018	2017
	(in millions)
Short-term debt:
AB revolving credit facility (with interest rates of 3.4% and 2.4%)	$25	$75
AB commercial paper (with interest rates of 2.7% and 1.6%)	521	491
AXA Financial commercial paper	—	1,291
Total short-term debt	546	1,857

Long-term debt:
Senior Notes (5.0%, due 2048)	1,480	—
Senior Notes (4.35%, due 2028)	1,486	—
Senior Notes (3.9%, due 2023)	794	—
Delayed Draw Term Loan (one-month LIBOR + 1.125%, due 2021)	300	—
Senior Debentures, 7.0%, due 2028	349	349
AXA Equitable non-recourse mortgage debt (with interest rate of 4.1%)	—	82
AXA Equitable non-recourse mortgage debt (with interest rate of 3.9%)	—	120
Total long-term debt	4,409	551
Total short-term and long-term debt	$4,955	$2,408

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018, the Company is in compliance with all debt covenants.
Short-term Debt
AB Commercial Paper
As of December 31, 2018 and 2017, AB had $521 million and $491 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 2.7% and 1.6%, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the years ended December 31, 2018 and 2017 were $350 million and $482 million, respectively, with weighted average interest rates of approximately 2.0% and 1.2%, respectively.
AXA Financial Commercial Paper
In June 2009, AXA Financial and AXA initiated a commercial paper program on a private placement basis under which AXA Financial or AXA could issue short-term unsecured notes in an aggregate amount not to exceed $2 billion outstanding at any time. The obligations of AXA Financial under the program were guaranteed by AXA. At December 31, 2017, $1.3 billion was outstanding with an interest rate of 1.6%. Holdings, as successor to AXA Financial after the AXA Financial Merger, was removed as an issuer under this program in October 2018.
AB Revolver
On December 1, 2016, AB entered into a $200 million, unsecured 364-day senior revolving credit facility (the “AB Revolver”) with a leading international bank and the other lending institutions that may be party thereto. On November 16, 2018, AB amended and restated the AB Revolver, extending the maturity date from November 28, 2018 to November 16, 2021. There were no other significant changes included in the amendment. The AB Revolver is available for AB’s and SCB LLC’s business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC’s operations. Both AB and SCB LLC can draw directly under the AB Revolver and management expects to draw on the AB Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the AB Revolver. The AB Revolver contains affirmative, negative and financial covenants which are identical to those of the AB Credit Facility described below. As of December 31, 2018 and 2017, AB had $25 million and $75 million outstanding under the AB Revolver, respectively, with interest rates of 3.4% and 2.4%, respectively. Average daily borrowings for 2018 and 2017 were $19 million and $21 million, respectively, with weighted average interest rates of 2.8% and 2.0%, respectively.
Long-term Debt
Holdings Senior Notes
On April 20, 2018, Holdings issued $800 million aggregate principal amount of 3.9% Senior Notes due 2023, $1.5 billion aggregate principal amount of 4.35% Senior Notes due 2028 and $1.5 billion aggregate principal amount of 5.0% Senior Notes due 2048 (together, the “Notes”). These amounts are recorded net of original issue discount and issuance costs. Under the Registration Rights Agreement associated with the Notes, Holdings agreed to use reasonable best efforts to cause a registration statement to be filed with the SEC that, upon effectiveness, would permit holders of the notes to exchange them for new notes containing identical terms except for the restrictions on transfer contained in the original notes. The offer to exchange the notes was completed on January 23, 2019.
As of December 31, 2018, Holdings had outstanding $349 million aggregate principal amount of 7.0% Senior Debentures due 2028 (the “Senior Debentures”). As discussed above, on October 1, 2018, AXA Financial merged with and into its direct parent, Holdings, with Holdings continuing as the surviving entity. As a result of the AXA Financial Merger, Holdings assumed AXA Financial’s obligations under the Senior Debentures.
The Notes and Senior Debentures contain customary affirmative and negative covenants, including a limitation on certain liens and a limit on the Company’s ability to consolidate, merge or sell or otherwise dispose of all or substantially all of its assets. The Notes and Senior Debentures also include customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding Notes and Senior Debentures may be accelerated. At December 31, 2018, the Company was not in breach of any of the covenants.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Facilities
Holdings Two-Year Delayed Draw Term Loan
In February 2018, Holdings entered into a $3.9 billion two-year senior unsecured delayed draw term loan agreement which was terminated in April 2018.
Holdings Three-Year Delayed Draw Term Loan
On May 4, 2018, Holdings borrowed $300 million under a $500 million three-year senior unsecured delayed draw term loan agreement and terminated the remaining $200 million capacity at the date of the IPO.
Holdings Revolving Credit Facility
In February 2018, Holdings entered into a $2.5 billion five-year senior unsecured revolving credit facility with a syndicate of banks. The revolving credit facility has a sub-limit of $1.5 billion for the issuance of letters of credit to support the life insurance business reinsured by EQ AZ Life Re and the third-party GMxB variable annuity business reinsured by CS Life RE Company (“CS Life RE”). At December 31, 2018, the Company had $125 million and $600 million of undrawn letters of credit issued out of the $1.5 billion sub-limit for ACS Life and AXA Equitable Life, respectively, as beneficiaries.
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
These facilities support the life insurance business reinsured by EQ AZ Life Re. As of December 31, 2018, $1.9 billion of undrawn letters of credit were issued under these facilities, each of which matures on February 16, 2023.
AB Revolving Credit Facility
On September 27, 2018, AB amended and restated the existing $1.0 billion committed, unsecured senior revolving credit facility (the “AB Credit Facility”) with a group of commercial banks and other lenders, reducing the principal amount to $800 million and extending the maturity to September 27, 2023.
The credit facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $200 million. Any such increase is subject to the consent of the affected lenders. The AB Credit Facility is available for AB and SCB LLC for business purposes, including the support of AB’s commercial paper program. Both AB and SCB LLC can draw directly under the AB Credit Facility and AB management expects to draw on the AB Credit Facility from time to time. AB has agreed to guarantee the obligations of SCB LLC under the AB Credit Facility.
The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of December 31, 2018, AB was in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018 and 2017, AB and SCB LLC had no amounts outstanding under the AB Credit Facility. During the years ended the December 31, 2018 and 2017, AB and SCB LLC did not draw upon the AB Credit Facility.
In addition, SCB LLC currently has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit borrowing up to an aggregate of approximately $175 million, with AB named as an additional borrower, while the other line has no stated limit. As of December 31, 2018 and 2017, SCB LLC had no bank loans outstanding. Average daily borrowings of bank loans during 2018 and 2017 were $3 million and $5 million, respectively, with weighted average interest rates of approximately 1.6% and 1.4%, respectively.
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
On April 25, 2018, AXA Equitable Life (as successor to AXA RE Arizona) canceled its $1.5 billion revolving credit facility with AXA.
In the second quarter of 2018, AXA RE Arizona terminated its participation in the following credit facilities guaranteed by AXA: (i) $700 million letter of credit facility agreement with Commerzbank; (ii) $2.5 billion letter of credit facility agreement with Citibank Europe Plc; and (iii) $200 million letter of credit facility agreement with JP Morgan Europe Limits. AXA RE Arizona also terminated its participation in a $250 million letter of credit facility agreement with Helaba Landesbank Hessen-Thüringen.
12)    RELATED PARTY TRANSACTIONS
Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial or operating decisions. The Company has entered into a number of related party transactions with AXA and its subsidiaries that are not part of the Company (collectively, “AXA Affiliates”) and other related parties that are described herein.
Since transactions with related parties may raise potential or actual conflicts of interest between the related party and the Company, Holdings has implemented a related party transaction policy that requires related party transactions to be reviewed and approved by independent Audit Committee members.
Pre-IPO Transactions with AXA Affiliates
As former wholly-owned subsidiaries of AXA, Holdings and its subsidiaries have historically entered into various transactions with AXA Affiliates.
General Services Agreements with AXA Affiliates
Prior to the IPO, Holdings entered into cost-sharing and general service agreements with various AXA Affiliates pursuant to which the parties provided general corporate services (IT, human resources, legal, finance, etc.) to each other.
Loans to AXA Affiliates

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2018	2017
	(in millions)
Loans to Affiliates:
Loans to AXA:
2007 Senior Unsecured Note, 5.7%, due 2020	$—	$700
2008 Senior Unsecured Note, 5.4%, due 2020	—	200
Unsecured Loan to AXA IM Holding US, three-month LIBOR +1.5%, due 2025	—	185
Unsecured Loan to Colisée Re. 4.75%, due 2028	—	145
Total Loans to Affiliates	$—	$1,230
In December 2015, AXA IM Holding US received a $185 million three-month LIBOR plus 1.5% unsecured loan from AXA Financial. The loan was repaid on April 23, 2018.
In December 2013, Colisée Re received a $145 million 4.75% loan from Holdings. The loan was repaid on March 26, 2018.
In September 2007, AXA received a $700 million 5.7% Senior Unsecured Note from Holdings. In January 2018, AXA pre-paid $50 million of the note. In April 2018, AXA pre-paid the remainder of this note.
In December 2008, AXA received a $500 million 5.4% term loan from AXA Financial. In December 2014, AXA repaid $300 million on this term loan. In January 2018, AXA pre-paid an additional $150 million of the loan. In April 2018, AXA pre-paid the remainder of this loan.
Loans from AXA Affiliates

	As of December 31,
	2018	2017
	(in millions)
Loans from Affiliates:
AXA S.A. term loan, three- month LIBOR +1.06%, due 2024	$—	$1,007
AXA Japan Subordinated Notes, floating rate of LIBOR +1.20%, due 2020	—	770
AXA Belgium €300 million EURIBOR +0.06%, due 2018	—	391
AXA S.A. loan, LIBOR + 1.44%, due 2022	—	366
Coliseum Reinsurance Company, 4.75%, due 2028	—	387
AXA America Corporate Solutions, Inc., 1.85%, due 2018	—	110
Foreign Exchange impact of AXA Belgium loan	—	(31)
AXA S.A. loan, LIBOR + 0.439%, due 2018	—	622
Total Loans From Affiliates	$—	$3,622
In March 2010, AXA Financial issued subordinated notes to AXA Life Insurance Company Ltd., in the amount of $770 million (“AXA Japan Subordinated Notes”). The AXA Japan Subordinated Notes have a maturity date of March 30, 2020 and a floating interest rate of LIBOR plus 1.2%, which resets semiannually on March 30 and September 30. The notes were repaid on April 20, 2018. The 2018, 2017 and 2016 interest cost related to the AXA Japan Subordinated Notes totaled approximately $12 million, $19 million and $16 million, respectively.
In October 2012, AXA Financial issued a note denominated in Euros in the amount of €300 million or $391 million to AXA Belgium S.A. (“AXA Belgium”). This note had an interest rate of Europe Interbank Offered Rate (“EURIBOR”) plus 1.15% and a maturity date of October 23, 2017. Concurrently, AXA Financial entered into a swap with AXA, covering the exchange rate on both the interest and principal payments related to this note. The interest rate on the swap was 6-month LIBOR plus 1.48%. In October 2017, the note was extended to March 30, 2018. The extended note has a floating interest rate of one-month EURIBOR plus 0.06%. Concurrently, AXA Financial entered into a swap with AXA covering the exchange rate on both the interest and principal payments related to the extended note until March 30, 2018. Both the loan and the swap were repaid on March 29, 2018. The 2018, 2017 and 2016 interest cost related to this loan totaled approximately $2 million, $12 million and $9 million, respectively.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2013, Holdings received $242 million and $145 million 4.75% loans from Coliseum Reinsurance Company. The loans have maturity dates in December 2028. The loans were repaid on April 20, 2018. The 2018, 2017 and 2016 interest cost related to these loans totaled approximately $6 million, $18 million and $18 million, respectively.
In December 2014, AXA Financial issued a $2,727 million, three-month LIBOR plus 1.06% margin term loan to AXA. The loan has a maturity date of December 18, 2024. In June 2015, AXA Financial repaid $520 million and during 2016 repaid an additional $1,200 million of this loan. The outstanding balance on this loan at December 31, 2017 was $1,007 million. The interest cost related to this loan totaled approximately $10 million, $23 million, and $23 million in 2018, 2017, and 2016, respectively. On April 20, 2018, the remainder of this loan was repaid.
In 2015, AXA America Holdings, Inc. received a $366 million, three-month LIBOR plus 1.44% loan from AXA. The loan has a maturity date of October 8, 2022. This loan was repaid on April 20, 2018. The 2018, 2017 and 2016 interest cost related to this loan totaled approximately $6 million, $9 million and $8 million, respectively.
In 2017, Holdings repaid a $56 million 1.39% loan from AXA America Corporate Solutions, Inc. (“AXA CS”) originally made in 2015 and received a $100 million loan and a $10 million loan from AXA CS. The loans have interest rates of 1.86% and 1.76%, respectively, and were repaid on their maturity of February 5, 2018. The 2018, 2017 and 2016 interest cost related to these loans totaled approximately $2 million, $2 million and $1 million, respectively.
Reinsurance Assumed from AXA Affiliates
AXA Global Life retrocedes a quota share portion of certain life and health risks of various AXA affiliates to AXA Equitable Life and MLOA on a one-year term basis. Also, AXA Life Insurance Company Ltd. cedes a portion of its variable deferred annuity business to AXA Equitable Life.
Premiums earned in 2018, 2017 and 2016 were $8 million, $8 million and $9 million, respectively. Claims and expenses paid in 2018, 2017 and 2016 were $3 million, $2 million and $2 million, respectively.
Reinsurance Ceded to AXA Affiliates
AXA Equitable Life has entered into a stop loss reinsurance agreement with AXA Global Life to protect AXA Equitable Life with respect to a deterioration in its claim experience following the occurrence of an extreme mortality event.
AXA Equitable Life has accepted certain retrocession policies through reinsurance agreements with various reinsurers. AXA Equitable Life retrocedes to AXA Global Life the excess of its first retention layer.
Certain of our subsidiaries have entered into a Life Catastrophe Excess of Loss Reinsurance Agreement with a number of subscribing reinsurers, including AXA Global Life. AXA Global Life participates in 5% of the pool, pro-rata, across the upper and lower layers.
Premiums and expenses paid for the above agreements in 2018, 2017 and 2016 were $4 million, $4 million and $4 million, respectively.
On September 12, 2018 AXA Group acquired XL Catlin. The Company had previously ceded part of our disability income business to XL Catlin and as of December 31, 2018, the reserves ceded were $93 million.
Revolving Credit Facility with AXA
AXA previously provided a $1.5 billion revolving credit facility to AXA RE Arizona. On April 25, 2018, AXA Equitable Life (as successor to AXA RE Arizona) canceled this facility.
AXA Guarantees
AXA previously guaranteed some of the Company’s borrowings. As of June 12, 2018, AXA no longer provides any such guarantees.
Other Transactions with AXA Affiliates
In 2016, AXA Financial invested in ASV Capital B FPCI, a French Professional Private Equity Fund managed by AXA Strategic Ventures SAS. As of December 31, 2018 and 2017, the fair value of the investment in the fund was $23 million and $7 million, respectively.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2017, AXA Equitable FMG made a €30 million capital commitment to ASV Diversified, a French Special Limited Partnership investing in venture funds specialized in both early stage and growth startups with new technologies and business models relevant to AXA’s business. This fund is managed by AXA Strategic Ventures SAS. As of December 31, 2018 and 2017, €0.8 million and €0.5 million in capital had been called, respectively.
In December 2017, AXA Tech paid approximately $18 million to AXA US Holdings Inc., a U.S. subsidiary of AXA, which is not a subsidiary of Holdings, in exchange for AXA US Holdings Inc. assuming certain liabilities pertaining to its servicing of AXA companies within the United States and in Latin America valued at approximately $18 million, including costs and expenses associated with providing infrastructure services to AXA and its subsidiaries.
Reorganization Transactions with AXA Affiliates
Prior to the IPO, the Company engaged in a number of reorganization transactions with AXA Affiliates.
Disposition of AXA CS
Holdings formerly held 78.99% of the shares of AXA CS. AXA CS and its subsidiaries have been excluded from the historical Consolidated Financial Statements since they were operated independently from the other Holdings subsidiaries.
In March 2018, Holdings sold its AXA CS shares to AXA for $630 million. In anticipation of this sale, in the fourth quarter of 2017, AXA made a short-term loan of $622 million to Holdings with interest calculated at three-month LIBOR plus 0.439% margin. Holdings’ repayment obligation to AXA in respect of this loan was set off against the purchase price for the AXA CS shares, and AXA paid Holdings the $8 million balance in cash. The net result of the sale was a decrease in Loans from affiliates of $622 million, an increase in cash of $8 million, and an increase in capital in excess of par of $630 million.
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
Acquisition of Additional AB Units
On April 23, 2018, Holdings purchased: (i) 100% of the shares of AXA-IM Holding U.S. Inc., which owns 41,934,582 AB Units, for a purchase price of $1,113 million and (ii) 8,160,000 AB Units held by Coliseum Re for $217 million. On December 20, 2018, Holdings purchased 254,675 AB Holdings units from a former AB executive. As a result of these two transactions, Holdings ownership of AB increased to approximately 65%, Noncontrolling interest decreased by $29 million, Capital in excess of par increased by $17 million and taxes payable increased by $174 million.
Acquisition of 30.3% of AXA Venture Partners SAS
On May 7, 2018, Holdings made a capital contribution of approximately $3 million to AXA Venture Partners SAS in exchange for approximately 30.3% of the shares of AXA Venture Partners SAS and certain rights and protections as a shareholder of the company, including the right to appoint two members of the management committee as well as consent rights over significant transactions.
Post-IPO Transactions with AXA Affiliates
Prior to the IPO, Holdings and AXA entered into a number of agreements governing certain post-IPO transactions.
Transitional Services Agreement
Holdings and AXA entered into a Transitional Services Agreement, dated as of May 4, 2018 (the “TSA”), regarding the continued provision of services between the Company and AXA and its subsidiaries on a transitional basis. The

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In addition to the above, AXA allocates a portion of its corporate overhead expenses to the Company. Expenses associated with overhead costs were $34 million, $35 million and $26 million, in 2018, 2017 and 2016, respectively.
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
AXA may terminate the TLA upon a change in control of Holdings. After the termination of the TLA, the Company will be able to continue to use the Licensed Marks for a transition period, but the Company will be required to use reasonable best efforts to transition to other trademarks.
Tax Sharing Agreement
Holdings entered into a tax sharing agreement with AXA and AXA Investment Managers S.A. (“AXA IM SA”) on March 28, 2018 related to the sale of AXA-IM Holding U.S. Inc. and AXA CS, described above. The agreement generally allocates responsibility for the taxes of AXA-IM Holding U.S. Inc. and AXA CS to the seller of the applicable entity for taxable periods predating the sale and to the buyer of such entity for taxable periods postdating the sale, except that any taxes arising in connection with the sale transactions as a result of an adjustment by a taxing authority will instead be borne 90% by the seller and 10% by the buyer (or, if that taxes are attributable to any action or inaction of the seller or the buyer, 100% by the responsible party).
Share Repurchase from AXA
On November 20, 2018, Holdings repurchased approximately 30 million shares of its common stock from AXA at a total cost of approximately $592 million under the $800 million share repurchase authorization and pursuant to a share repurchase agreement. The repurchased common stock was recorded as treasury stock in the consolidated balance sheets. See Note 20 for more information.
Investment Management and Administrative Services Provided by AXA Equitable FMG to Related Trusts
AXA Equitable FMG provides investment management and administrative services to EQAT, VIP Trust, 1290 Funds and the Other AXA Trusts, all of which are considered related parties. Investment management and service fees earned are calculated as a percentage of assets under management and are recorded as revenue as the related services are performed.
Investment Management and Related Services Provided by AB to Related Mutual Funds
AB provides investment management and related services to mutual funds sponsored by AB. Revenues earned by AB from providing these services were as follows:

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Investment management and services fees	$1,207	$1,148	$999
Distribution revenues	404	398	372
Other revenues - shareholder servicing fees	74	73	76
Other revenues - other	7	7	6
Total	$1,692	$1,626	$1,453
Expenses and Revenues for 2018, 2017 and 2016
The table below summarizes the expenses reimbursed to/from the Company and the fees received/paid by the Company in connection with certain services described above for the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Expenses paid or accrued for:
General services provided by AXA affiliates	$146	$141	$118
Investment management services provided by AXA IM, AXA REIM, and AXA Rosenberg	2	5	15
Investment management services provided by AXA Strategic Ventures Corporation (“ASV Corp”)	2	2	2
Guarantees and credit facility	1	9	12
Total	$151	$157	$147

Revenue received or accrued for:
Investment management and administrative services provided to EQAT, VIP Trust, 1290 Funds and Other AXA Trusts	$727	$720	$674
General services provided to AXA affiliates	6	27	29
Total	$733	$747	$703

13)    EMPLOYEE BENEFIT PLANS
As a result of the AXA Financial Merger, Holdings assumed all of AXA Financial’s liabilities, including its obligations under two assumption agreements pursuant to which it legally assumed primary liability for certain employee benefit plans of AXA Equitable Life. Holdings also succeeded AXA Financial as the sponsor of the MONY Life Retirement Income Security Plan for Employees.
Pension Plans
Holdings and AXA Equitable Life Retirement Plans
AXA Equitable Life sponsors the AXA Equitable 401(k) Plan, a qualified defined contribution plan for eligible employees and financial professionals. The plan provides for both a company contribution and a discretionary profit-sharing contribution. Expenses associated with this 401(k) Plan were $36 million, $28 million and $28 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Holdings sponsors the MONY Life Retirement Income Security Plan for Employees and AXA Equitable Life sponsors the AXA Equitable Retirement Plan (the “AXA Equitable Life QP”), both of which are qualified defined benefit plans covering eligible employees and financial professionals. These pension plans are non-contributory, and their benefits are generally based on a cash balance formula and/or, for certain participants, years of service and average earnings

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

over a specified period. Holdings and AXA Equitable Life also sponsor certain nonqualified defined benefit plans, including the AXA Equitable Excess Retirement Plan, that provide retirement benefits in excess of the amount permitted under the tax law for the qualified plans. Effective December 31, 2015, primary liability for the obligations of AXA Equitable Life under the AXA Equitable Life QP was transferred from AXA Equitable Life to AXA Financial pursuant to an assumption agreement (the “Assumption Agreement”). As a result of the AXA Financial Merger, Holdings assumed the obligations of AXA Financial under the Assumption Agreement. AXA Equitable Life remains secondarily liable for its obligations under the AXA Equitable Life QP and would recognize such liability in the event Holdings does not perform under the terms of the Assumption Agreement.
On March 13, 2018, the Company signed a binding agreement with a third-party insurer to purchase two single premium, non-participating group annuity contracts with the intent of settling certain retiree liabilities under the MONY Life Retirement Income Security Plan for Employees and the AXA Equitable Life QP. Payment of the preliminary contribution amounts for the group annuity contracts was funded from plan assets on March 20, 2018, securing the third-party insurer’s irrevocable assumption of certain benefits obligations and commitment to issue the group annuity contracts. The annuity purchase transaction and consequent transfer of $254 million of the plans’ obligations to retirees or 10% of the aggregate pension benefit obligations resulted in a partial settlement of the plans.
The Company remeasured the plans’ assets and obligations on March 20, 2018, as required in the event of an accounting settlement. For the year end December 31, 2018, the Company recognized a pre-tax settlement loss of $109 million, largely attributable to recognition of a pro rata portion of the plans’ unamortized net actuarial losses accumulated in other comprehensive income and routine lump-sum distributions totaling $36 million made from the AXA Equitable Life QP and the MONY Life Retirement Income Security Plan for Employees.
Holdings and AXA Equitable Life use a December 31 measurement date for their pension plans.
AB Retirement Plans
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
AB uses a December 31 measurement date for the AB Plan.
Contributions and Funding Policy
The Company’s funding policy for its qualified pension plans is to satisfy its funding obligations each year in an amount not less than the minimum required by the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended by the Pension Protection Act of 2006 (the “Pension Act”), and not greater than the maximum the Company can deduct for federal income tax purposes. For 2018, no cash contributions were made by Holdings or AXA Equitable Life to their respective qualified pension plans. Based on the funded status of the plans at December 31, 2017, AB contributed $5 million to the AB Plan during 2018. AB currently estimates that it will contribute $4 million to the AB Plan during 2019. No minimum funding contributions under ERISA are required to be made to the Holdings and AXA Equitable Life plans, and management does not expect to make any discretionary contributions to those plans during 2019.
Net Periodic Pension Expense
Components of net periodic pension expense for the Company’s qualified and non-qualified plans were as follows:

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Service cost	$8	$10	$11
Interest cost	103	105	108
Expected return on assets	(163)	(173)	(177)
Actuarial (gain) loss	1	1	1
Net amortization	98	126	133
Impact of settlement	109	—	—
Net periodic pension expense	$156	$69	$76
Changes in Projected Benefit Obligation (“PBO”)
Changes in the PBO of the Company’s qualified and non-qualified plans were comprised of:

	2018	2017
	(in millions)
Projected benefit obligation, beginning of year	$3,455	$3,442
Service cost	—	—
Interest cost	103	105
Actuarial (gains)/losses (1)	(204)	144
Benefits paid	(190)	(236)
Plan amendments and curtailments	—	—
Settlements	(290)	—
Projected benefit obligation, end of year	$2,874	$3,455
_____________

(1)	Actuarial gains and losses are a product of changes in the discount rate as shown below.

The following table discloses the change in plan assets and the funded status of the Company’s qualified pension plans and non-qualified pension plans:

	2018	2017
	(in millions)
Pension plan assets at fair value, beginning of year	$2,839	$2,679
Actual return on plan assets	(53)	357
Contributions	5	4
Benefits paid	(184)	(201)
Annuity purchases	(266)	—
Pension plan assets at fair value, end of year	2,341	2,839
PBO	2,874	3,455
Excess of PBO over pension plan assets, end of year	$(533)	$(616)
Accrued pension costs of $(533) million and $(616) million at December 31, 2018 and 2017, respectively, were recognized in the accompanying consolidated balance sheets to reflect the funded status of these plans. The aggregate PBO/accumulated benefit obligation (“ABO”) and fair value of pension plan assets for plans with PBOs/ABOs in excess of their assets were $2,874 million and $2,341 million, respectively, at December 31, 2018 and $3,455 million and $2,839 million, respectively, at December 31, 2017.
Unrecognized Net Actuarial (Gain) Loss
The following table discloses the amounts included in AOCI at December 31, 2018 and 2017 that have not yet been recognized as components of net periodic pension cost.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2018	2017
	(in millions)
Unrecognized net actuarial (gain) loss	$1,123	$1,315
Unrecognized prior service cost (credit)	1	1
Total	$1,124	$1,316
Pension Plan Assets
The fair values of qualified pension plan assets are measured and ascribed to levels within the fair value hierarchy in a manner consistent with the fair values of the Company’s invested assets that are measured at fair value on a recurring basis. See Note 7 for a description of the fair value hierarchy.
The following table discloses the allocation of the fair value of total qualified pension plan assets at December 31, 2018 and 2017:

	As of December 31,
	2018	2017
Fixed maturities	50.3%	46.2%
Equity securities	22.9	33.9
Equity real estate	17.7	13.9
Cash and short-term investments	3.4	1.4
Other	5.7	4.6
Total	100.0%	100.0%
Qualified pension plan assets are invested with the primary objective of return, giving consideration to prudent risk. Guidelines regarding the allocation of plan assets are established by the respective Investment Committees for the plans and are designed with a long-term investment horizon. At December 31, 2018, the qualified pension plans continued their investment allocation strategy to target a 50%- 50% mix of long-duration bonds and “return-seeking” assets, including public equities, real estate, hedge funds, and private equity.
The following tables disclose the fair values of qualified pension plan assets and their level of observability within the fair value hierarchy at December 31, 2018 and 2017, respectively.

	Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2018:
Fixed Maturities:
Corporate	$—	$677	$—	$677
U.S. Treasury, government and agency	—	467	—	467
States and political subdivisions	—	23	—	23
Foreign governments	—	2	—	2
Commercial mortgage-backed	—	—	1	1
Common and preferred equity	424	78	—	502
Mutual funds	53	—	—	53
Private real estate investment trusts	1	—	—	1
Cash and cash equivalents	34	—	—	34
Short-term investments	—	22	—	22
Total assets in the fair value hierarchy	512	1,269	1	1,782
Investments measured at Net Asset Value	—	—	—	559
Investments at fair value	$512	$1,269	$1	$2,341

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Level 1	Level 2	Level 3	Total
	(in millions)

December 31, 2017:
Fixed Maturities:
Corporate	$—	$792	$2	$794
U.S. Treasury, government and agency	—	471	—	471
States and political subdivisions	—	26	—	26
Foreign governments	—	5	—	5
Commercial mortgage-backed	—	—	1	1
Common and preferred equity	730	98	—	828
Mutual funds	99	—	—	99
Commercial paper	—	44	—	44
Private real estate investment trusts	2	—	—	2
Cash and cash equivalents	12	—	—	12
Short-term investments	—	27	—	27
Total assets in the fair value hierarchy	843	1,463	3	2,309
Investments measured at Net Asset Value	—	—	—	530
Investments at fair value	$843	$1,463	$3	$2,839
The following table lists investments for which net asset value (“NAV”) is calculated; NAV is used as a practical expedient to determine the fair value of these investments at December 31, 2018 and 2017.
Practical Expedient Disclosure as of December 31, 2018 and 2017

Investment	Fair Value	Redemption Frequency (If currently eligible)	Redemption Notice Period	Unfunded Commitments
	(in millions)
December 31, 2018:
Private Equity Fund	$64	N/A (1)(2)	N/A	$33
Private Real Estate Investment Trust	402	Quarterly	One Quarter	—
Hedge Fund	93	Calendar Quarters (3)	Previous Quarter End	$12
Total	$559

December 31, 2017:
Private Equity Fund	$61	N/A (1)(2)	N/A	$29
Private Real Estate Investment Trust	376	Quarterly	One Quarter	—
Hedge Fund	93	Calendar Quarters (3)	Previous Quarter End	$34
Total	$530
______________

(1)	Cannot sell or transfer ownership interest without prior written consent to transfer, and by meeting several criteria (e.g., does not adversely affect other investors).

(2)	Cannot sell interest in the vehicle without prior written consent of the managing member.

(3)	March, June, September and December.

The table below presents a reconciliation for all Level 3 fair values of qualified pension plan assets at December 31, 2018, 2017 and 2016, respectively:

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 3 Instruments
Fair Value Measurements

	Private Real Estate Investment Trusts	Other Equity Investments	Fixed Maturities	Total
	(in millions)
Balance, January 1, 2018	$—	$—	$3	$3
Actual return on plan assets:
Relating to assets still held at December 31, 2018	—	—	—	—
Relating to assets sold during 2018	—	—	—	—
Purchases/Issues	—	—	—	—
Sales/Settlements	—	—	(1)	(1)
Transfers into/out of Level 3	—	—	—	—
Balance, December 31, 2018	$—	$—	$2	$2

Balance, January 1, 2017	$—	$—	$5	$5
Actual return on plan assets:
Relating to assets still held at December 31, 2017	—	—	—	—
Relating to assets sold during 2017	—	—	—	—
Purchases/Issues	—	—	—	—
Sales/Settlements	—	—	(2)	(2)
Transfers into/out of Level 3	—	—	—	—
Balance, December 31, 2017	$—	$—	$3	$3

Balance, January 1, 2016	$—	$—	$8	$8
Actual return on plan assets:
Relating to assets still held at December 31, 2016	—	—	—	—
Relating to assets sold during 2016	—	—	—	—
Purchases/Issues	—	—	—	—
Sales/Settlements	—	—	(1)	(1)
Transfers into/out of Level 3	—	—	(2)	(2)
Balance, December 31, 2016	$—	$—	$5	$5
At December 31, 2018, assets classified as Level 1, Level 2 and Level 3 comprise approximately 21.9%, 54.2% and 0.0%, respectively, of qualified pension plan assets. At December 31, 2017, assets classified as Level 1, Level 2 and Level 3 comprised approximately 29.7%, 51.5% and 0.1%, respectively, of qualified pension plan assets. There are no significant concentrations of credit risk arising within or across categories of qualified pension plan assets.
Assumptions
Discount Rate
The benefits obligations and related net periodic costs of the Company’s qualified and non-qualified pension plans are measured using discount rate assumptions that reflect the rates at which the plans’ benefits could be effectively settled. Projected nominal cash outflows to fund expected annual benefits payments under each of the plans are discounted using a published high-quality bond yield curve as a practical expedient for a matching bond approach. Beginning in 2014, the Company uses the Citigroup Pension Above-Median-AA Curve (the “Citigroup Curve”) for this purpose. The Company has concluded that an adjustment to the Citigroup Curve is not required after comparing the projected benefit streams of the plans to the cash flows and duration of the reference bonds.
Mortality
In October 2016, the Society of Actuaries (“SOA”) released MP-2016, its second annual update to the “gold standard” mortality projection scale issued by the SOA in 2014, reflecting three additional years of historical U.S. population historical mortality data (2012 through 2014). Similar to its predecessor (MP-2015), MP-2016 indicated that, while

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

mortality data continued to show longer lives, longevity was increasing at a slower rate and lagging behind that previously suggested both by MP-2015 and MP-2014. The Company considered this new data as well as observations made from current practice regarding how to best estimate improved trends in life expectancies and concluded to continue using the RP-2000 base mortality table projected on a full generational basis with Scale BB mortality improvements for purposes of measuring and reporting its consolidated defined benefit plan obligations at December 31, 2018.
Interest Cost
Beginning January 1, 2016, the Company adopted a spot rate/full yield curve approach for measuring the interest cost component of expense for each of its defined benefit plans, thereby reducing 2016 benefits expense by approximately $76 million.
The following table discloses assumptions used to measure the Company’s pension benefit obligations and net periodic pension cost at and for the years ended December 31, 2018 and 2017.

	As of December 31,
	2018	2017
Discount rates:
AXA Equitable Life QP	4.07%	3.4%
AXA Equitable Excess Retirement Plan	4.01%	3.32%
MONY Life Retirement Income Security Plan for Employees	4.2%	3.5%
AB Qualified Retirement Plan	3.9%	4.55%
Other defined benefit plans	3.75%-4.10%	3.00%-3.43%
Periodic cost	3.00%-3.50%	3.17%-3.98%
Cash balance interest crediting rate for pre-April 1, 2012 accruals	4.00%	4.00%
Cash balance interest crediting rate for post-April 1, 2012 accruals	2.50%	1.25%

Rates of compensation increase:
Benefit obligation	5.99%	5.99%
Periodic cost	6.34%	6.38%

Expected long-term rates of return on pension plan assets (periodic cost)	6.75%	6.75%
The expected long-term rate of return assumption on plan assets is based upon the target asset allocation of the plan portfolio and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class.
Prior to 1987, participants’ benefits under the AXA Equitable Life QP were funded through the purchase of non-participating annuity contracts from AXA Equitable Life. Benefit payments under these contracts were approximately $6 million and $6 million for 2018 and 2017, respectively.
Post-Retirement Benefits
The Company eliminated any subsidy for post-retirement medical and dental coverage for individuals retiring on or after May 1, 2012. The Company continues to contribute to the cost of post-retirement medical and dental coverage for certain individuals who retired prior to May 1, 2012 based on years of service and age, subject to rights reserved in the plans to change or eliminate these benefits. The Company funds these post-retirement benefits on a pay-as-you-go basis.
The Company sponsors the AXA Equitable Executive Survivor Benefits Plan (the “ESB Plan”) which provides post-retirement life insurance benefits to eligible executives. Eligible executives may choose up to four levels of coverage with each level providing a benefit equal to the executive’s compensation, subject to an overall $25 million cap. Aside from the ESB Plan, the Company does not currently offer post-retirement life insurance benefits but continues to provide post-retirement life insurance benefits to certain active and retired employees who were eligible for such benefits under discontinued plans.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For 2018 and 2017, post-retirement benefits payments were $46 million and $38 million, respectively, net of employee contributions.
The Company uses a December 31 measurement date for its post-retirement plans.
Components of Net Post-retirement Benefits Costs

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Service cost	$2	$2	$2
Interest cost	16	16	16
Net amortization	9	6	7
Net Periodic Post-Retirement Benefits Costs	$27	$24	$25
Changes in the accumulated benefits obligation of the Company’s post-retirement plans recognized in the accompanying consolidated financial statements are described in the following table:
Accumulated Post-Retirement Benefits Obligation

	December 31,
	2018	2017
	(in millions)
Accumulated post-retirement benefits obligation, beginning of year	$537	$539
Service cost	2	2
Interest cost	16	16
Contributions and benefits paid	(46)	(38)
Actuarial (gains) losses	(18)	18
Accumulated post-retirement benefits obligation, end of year	$491	$537
The post-retirement medical plan obligations of the Company are offset by an anticipated subsidy from Medicare Part D, which is assumed to increase with the healthcare cost trend.
Assumed Healthcare Cost Trend Rates used to Measure the Expected Cost of Benefits

	December 31,
	2018	2017
Following year	10.2%	6.9%
Ultimate rate to which cost increase is assumed to decline	4.3%	4.2%
Year in which the ultimate trend rate is reached	2099	2097
The following table discloses the amounts included in AOCI at December 31, 2018 and 2017 that have not yet been recognized as components of net periodic post-retirement benefits cost:

	December 31,
	2018	2017
	(in millions)
Unrecognized net actuarial (gains) losses	$116	$143
Unrecognized prior service (credit)	—	—
Total	$116	$143
The assumed discount rates for measuring the post-retirement benefit obligations at December 31, 2018 and 2017 were determined in substantially the same manner as described above for measuring the pension benefit obligations. The following table discloses the range of discrete single equivalent discount rates and related net periodic cost at and for the years ended December 31, 2018 and 2017.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2018	2017
Discount rates:
Benefit obligation	3.52%-3.89%	2.80%-3.52%
Periodic cost	3.00%-3.50%	3.17%-3.98%
The Company provides post-employment medical and life insurance coverage for certain disabled former employees. The accrued liabilities for these post-employment benefits were $10 million and $11 million, respectively, at December 31, 2018 and 2017. Components of net post-employment benefits costs follow:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Service cost	$2	$2	$2
Interest cost	—	—	—
Net amortization	(1)	(2)	—
Net periodic post-employment benefits costs	$1	$—	$2
The following table provides an estimate of future benefits expected to be paid in each of the next five years, beginning January 1, 2019, and in the aggregate fr the five years thereafter. These estimates are based on the same assumptions used to measure the respective benefit obligations at December 31, 2018 and include benefits attributable to estimated future employee service.

		Postretirement Benefits
			Health
	Pension Benefits	Life Insurance	Gross Estimate Payment	Estimated Medicare Part D Subsidy	Net Estimate Payment
	(in millions)
2019	$221	$26	$16	$3	$13
2020	223	26	15	3	12
2021	220	26	14	3	11
2022	216	25	13	3	10
2023	209	25	12	3	9
Years 2024-2028	2,926	541	100	9	91
14)    SHARE-BASED COMPENSATION PROGRAMS
Compensation costs for 2018, 2017 and 2016 for share-based payment arrangements as further described herein are as follows:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Performance Shares (1)	$11	$45	$37
Stock Options	2	1	1
AXA Shareplan	—	13	19
Restricted Stock Unit Awards (2)	215	185	154
Other Compensation Plans (3)	—	3	2
Total Compensation Expenses	$228	$247	$213
________________

(1)
Reflects change to performance share retirement rules. Specifically, individuals who retire at any time after the grant date will continue to vest in their 2017 performance shares while individuals who retire prior to March 1, 2019 will forfeit all 2018 performance shares.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Reflects a $24 million adjustment for awards in 2018 with graded vesting, service-only conditions from the graded to the straight-line attribution method.

(3)	Includes stock appreciation rights and employee stock purchase plans.
Retirement and Protection Businesses
In 2017 and prior years, equity awards for employees, financial professionals and directors in our retirement and protection (“R&P”) businesses were available under the umbrella of AXA’s global equity program. Accordingly, equity awards granted in 2017 and prior years were linked to AXA’s stock.
Following the IPO, Holdings has granted and will continue to grant equity awards under the AXA Equitable Holdings, Inc. 2018 Omnibus Incentive Plan (the “Omnibus Plan”) which was adopted by Holdings on April 25, 2018. Awards under the Omnibus Plan are linked to Holdings’ common stock. As of December 31, 2018, the common stock reserved and available for issuance under the Omnibus Plan was 5.5 million shares.
2018 Equity Awards
All 2018 equity awards for R&P employees, financial professionals and directors were granted under the Omnibus Plan with the exception of the Holdings restricted stock units (“Holdings RSUs”) granted to financial professionals on May 17, 2018. Accordingly, all grants discussed in this section will be settled in shares of Holdings’ common stock except for the RSUs granted to financial professionals which will be settled in cash. As described below, Holdings made various grants of equity awards linked to the value of Holdings’ common stock in 2018. For awards with graded vesting schedules and service-only vesting conditions, including Holdings RSUs and other forms of share-based payment awards, the Company applies a straight-line expense attribution policy for the recognition of compensation cost. Actual forfeitures with respect to the 2018 grants were considered immaterial in the recognition of compensation cost.
Transaction Incentive Awards
On May 9, 2018, coincident with the IPO, Holdings granted one-time “Transaction Incentive Awards” to executive officers and certain other R&P employees in the form of 0.7 million Holdings RSUs. Fifty percent of the Holdings RSUs will vest based on service over a two-year period from the IPO date (the “Service Units”), and fifty percent will vest based on service and a market condition (the “Performance Units”). The market condition is based on share price growth of at least 130% or 150% within a two or five-year period, respectively. If the market condition is not achieved, 50% of the Performance Units may still vest based on five years of continued service and the remaining Performance Units will be forfeited. The $7 million aggregate grant-date fair value of the 0.4 million Service Units was measured at the $20 IPO price of a Holdings share and will be charged to compensation expense over the stated requisite service periods.
The grant-date fair value of half of the Performance Units, or 0.2 million Holdings RSUs, was also measured at the $20 IPO price for a Holdings share as employees are still able to vest in these awards even if the share price growth targets are not achieved. The resulting $4 million for these awards will be charged to compensation expense over the five-year requisite service period. The grant-date fair value of $16.47 was used to value the remaining half of the Performance Units that are subject to risk of forfeiture for non-achievement of the Holdings share price conditions. The grant date fair value was measured using a Monte Carlo simulation from which a five-year requisite service period was derived, representing the median of the distribution of stock price paths on which the market condition is satisfied, over which the total $3 million compensation expense will be recognized. In 2018, the Company recognized compensation expense associated with the Transaction Incentive Awards of approximately $6 million.
Special IPO Grant
Also, on May 9, 2018, Holdings made a grant of 0.4 million Holdings RSUs to R&P employees and financial professionals, or 50 restricted stock units to each eligible individual, that cliff vested on November 9, 2018. The grant-date fair value of the award was measured using the $20 IPO price for a Holdings share and the resulting $7 million has been recognized as compensation expense over the six-month service period ending November 9, 2018.
Annual Awards Under 2018 Equity Program
Annual awards under Holdings’ 2018 equity program consisted of a mix of equity vehicles including Holdings RSUs, Holdings stock options and Holdings performance shares. If Holdings pays any ordinary dividend in cash, all outstanding Holdings RSUs and performance shares will accrue dividend equivalents in the form of additional Holdings RSUs or performance shares to be settled or forfeited consistent with the terms of the related award.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Holdings RSUs
On May 17, 2018, Holdings granted 1.3 million Holdings RSUs to R&P employees that vest ratably in equal annual installments over a three-year period on each of the first three anniversaries of March 1, 2018. The fair value of the award was measured using the closing price of the Holdings share on the grant date, and the resulting $27 million will be recognized as compensation expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible but not prior to March 1, 2019.
Also, on May 17, 2018, Holdings granted an award of 0.5 million cash-settled Holdings RSUs to eligible R&P financial professionals that vest ratably in equal installments over a three-year period on each of the first three anniversaries of March 1, 2018. The cash payment for each RSU will equal the average closing price for a Holdings share on the NYSE over the 20 trading days immediately preceding the vesting date. These awards are liability-classified and require fair value remeasurement based upon the price of a Holdings share at the close of each reporting period. In 2018, the Company recognized expense associated with the annual awards of approximately $4 million.
Holdings Stock Options
On June 11, 2018, Holdings granted 1.0 million Holdings stock options to R&P employees. These options expire on March 1, 2028 and have a three-year graded vesting schedule, with one-third vesting on each of the three anniversaries of March 1, 2018. The exercise price for the options is $21.34, which was the closing price of a Holdings share on the grant date. The weighted average grant date fair value per option was estimated at $4.61 using a Black-Scholes options pricing model. Key assumptions used in the valuation included expected volatility of 25.4% based on historical selected peer data, a weighted average expected term of 5.7 years as determined by the simplified method, an expected dividend yield of 2.44% based on Holdings’ expected annualized dividend, and a risk-free interest rate of 2.83%. The total fair value of these options of approximately $5 million will be charged to expense over the shorter of the vesting period or the period up to the date at which the participant becomes retirement eligible but not prior to March 1, 2019. In 2018, the Company recognized expense associated with the June 11, 2018 option grant of approximately $2 million.
Holdings Performance Shares
On May 17, 2018, Holdings granted 0.4 million unearned Holdings performance shares to R&P employees, subject to performance conditions and a cliff-vesting term ending March 1, 2021. The performance shares consist of two distinct tranches; one based on the Company’s return-on-equity targets (the “ROE Performance Shares”) and the other based on the Holdings’ relative total shareholder return targets (the “TSR Performance Shares”), each comprising approximately one-half of the award. Participants may receive from 0% to 200% of the unearned performance shares granted. The grant-date fair value of the ROE Performance Shares will be established once the 2019 and 2020 Non-GAAP ROE target are determined and approved.
The grant-date fair value of the TSR Performance Shares was measured at $23.17 using a Monte Carlo approach. Under the Monte Carlo approach, stock returns were simulated for Holdings and the selected peer companies to estimate the payout percentages established by the conditions of the award. The resulting $5 million aggregate grant-date fair value of the unearned TSR Performance Shares will be recognized as compensation expense over the shorter of the cliff-vesting period or the period up to the date at which the participant becomes retirement eligible but not prior to March 1, 2019. In 2018, the Company recognized expense associated with the TSR Performance Share awards of approximately $2 million.
Director Awards
On May 17, 2018, Holdings granted 0.03 million unrestricted Holdings shares to non-officer directors of Holdings, AXA Equitable Life and MLOA. The fair value of these awards was measured using the $21.68 closing price of Holdings shares on the grant date. As these awards were immediately vested, their aggregate fair value of $0.6 million was immediately recognized as compensation expense.
Funding of Awards
The Company used common stock held in Treasury to fund the delivery of the 0.03 million unrestricted Holdings shares granted to the non-officer directors in the second quarter of 2018. Holdings may issue new shares or use common stock held in Treasury for the other outstanding awards linked to Holdings’ common stock.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior Equity Award Grants and Settlements
Prior to adoption of the Omnibus Plan, R&P employees were granted AXA ordinary share options under the AXA Stock Option Plan for AXA Financial Employees and Associates (the “Stock Option Plan”). There is no limitation in the Stock Option Plan on the number of shares that may be issued pursuant to option or other grants.
R&P employees were also granted AXA performance shares under the AXA International Performance Shares Plan established for each year (the “Performance Share Plan”) and R&P financial professionals were granted performance units under the AXA Advisors Performance Unit Plan established for each year.
The fair values of these prior awards are measured at the grant date by reference to the closing price of the AXA ordinary share, and the result, as adjusted for achievement of performance targets and pre-vesting forfeitures, generally is attributed over the shorter of the requisite service period, the performance period, if any, or to the date at which retirement eligibility is achieved and subsequent service no longer is required for continued vesting of the award. Remeasurements of fair value for subsequent price changes until settlement are made only for performance unit awards that are settled in cash. The fair value of performance units earned and reported in Other liabilities in the consolidated balance sheets at December 31, 2018 and 2017 was $32 million and $45 million, respectively. Approximately 2.0 million outstanding performance units and shares are at risk to achievement of 2017 performance criteria, primarily representing all of the performance shares granted June 19, 2015 and the second tranche of performance shares granted March 24, 2014, for which cumulative average 2017-2019 and 2016-2018 performance targets will determine the number of performance units and shares earned under those awards, respectively.
2017 and 2016 Performance Unit Grants
On June 21, 2017 and June 6, 2016, under the terms of the AXA Advisors Performance Unit Plan, approximately 0.6 million and 0.7 million performance units, respectively, were granted to R&P financial professionals. The performance units will be cash settled and are remeasured until settlement of the awards. The performance units will be earned based on meeting pre-established performance metrics tied to achievement of specific sales and earnings goals. For all awards, the number of performance units earned may vary between 0% and 130% of the number of performance units at stake.
As a result of the market decline during 2018, the remeasurement associated with 2017 and 2016 performance unit grants resulted in a reduction to compensation expense of $4 million. For the years ended 2017 and 2016, the expense was $15 million and $10 million, respectively.
2017 Performance Shares Grant
On June 21, 2017, under the terms of the 2017 Performance Share Plan, AXA awarded approximately 1.7 million unearned performance shares to R&P employees. For employees other than employees of AXA Tech, the extent to which 2017-2019 cumulative performance targets measuring the performance of AXA and the retirement and protection businesses are achieved will determine the number of performance shares earned. For employees of AXA Tech, the extent to which 2017-2019 cumulative performance targets measuring the performance of AXA and AXA Group Management Services (a group of AXA’s central functions and internal service companies) are achieved will determine the number of performance shares earned. For all R&P employees, the number of performance shares earned may vary between 0% and 130% of the number of performance shares at stake. The performance shares earned during this performance period will vest and be settled on the fourth anniversary of the award date. The plan will settle in AXA ordinary shares to all participants. In 2018 and 2017, the expense associated with the June 21, 2017 grant of performance shares was approximately $6 million and $14 million, respectively.
2016 Performance Shares Grant
On June 6, 2016, under the terms of the 2016 Performance Share Plan, AXA awarded approximately 1.9 million unearned performance shares to R&P employees. For R&P employees other than employees of AXA Tech, the extent to which 2017-2019 cumulative performance targets measuring the performance of AXA and the retirement and protection businesses are achieved will determine the number of performance shares earned. For employees of AXA Tech, the extent to which 2017-2019 cumulative performance targets measuring the performance of AXA and AXA Group Management Services (a group of AXA’s central functions and internal service companies) are achieved will determine the number of performance shares earned. For all R&P employees, the number of performance shares earned may vary between 0% and 130% of the number of performance shares at stake. The performance shares earned during this performance period will vest and be settled on the fourth anniversary of the award date. The plan will settle

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in AXA ordinary shares to all participants. In 2018, 2017 and 2016, the expense associated with the June 6, 2016 grant of performance shares was approximately $5 million, $6 million and $15 million, respectively.
2017 Stock Options Grant
On June 21, 2017, 0.5 million options to purchase AXA ordinary shares were granted to R&P employees under the terms of the Stock Option Plan at an exercise price of €23.92. All of those options have a five-year graded vesting schedule, with one-third vesting on each of the third, fourth, and fifth anniversaries of the grant date. Of the total options awarded on June 21, 2017, 0.3 million are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period. All of the options granted on June 21, 2017 have a ten-year term. The weighted average grant date fair value per option award was estimated at €1.78 using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature. Key assumptions used in the valuation included expected volatility of 25.05%, a weighted average expected term of 8.8 years, an expected dividend yield of 6.53% and a risk-free interest rate of 0.59%. The total fair value of these options (net of expected forfeitures) of approximately $1 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible. In 2018 and 2017, the Company recognized expenses associated with the June 21, 2017 grant of options of approximately $0.1 million and $0.6 million, respectively.
2016 Stock Options Grant
On June 6, 2016, 0.6 million options to purchase AXA ordinary shares were granted to R&P employees under the terms of the Stock Option Plan at an exercise price of €21.52. All of those options have a five-year graded vesting schedule, with one-third vesting on each of the third, fourth, and fifth anniversaries of the grant date. Of the total options awarded on June 6, 2016, 0.3 million are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period. All of the options granted on June 6, 2016 have a ten-year term. The weighted average grant date fair value per option award was estimated at €1.85 using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature. Key assumptions used in the valuation included expected volatility of 26.60%, a weighted average expected term of 8.1 years, an expected dividend yield of 6.50% and a risk-free interest rate of 0.33%. The total fair value of these options (net of expected forfeitures) of approximately $1 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible. In 2018, 2017 and 2016 the Company recognized expenses associated with the June 6, 2016 grant of options of approximately $0.1 million, $0.1 million and $0.6 million, respectively.
Settlement of 2014 Grants in 2018
In June 2018, share distributions totaling approximately $22 million were made to active and former R&P employees in settlement of 0.8 million performance shares earned under the terms of the second tranche of the 2014 Performance Share Plan. In April 2018, cash distributions of approximately $7 million were made to active and former R&P financial professionals in settlement of 0.2 million performance units earned under the terms of the second tranche of the AXA Advisor Performance Unit Plan 2014.
Settlement of 2014 Grants in 2017
On March 24, 2017, share distributions totaling approximately $21 million were made to active and former R&P employees in settlement of 2.3 million performance shares earned under the terms of the 2014 Performance Share Plan. On April 7, 2017, cash distributions of approximately $6 million were made to active and former R&P financial professionals in settlement of 0.2 million performance units earned under the terms of the first tranche of the AXA Advisor Performance Unit Plan 2014.
Other Grants
Prior to the IPO, non-officer directors of Holdings and certain subsidiaries were granted restricted AXA ordinary shares (prior to 2011, AXA ADRs) and unrestricted AXA ordinary shares (prior to March 15, 2010, AXA ADRs) annually under The Equity Plan for Directors.
The Company has also granted AXA restricted stock units (“AXA RSUs”) to certain R&P executives. The AXA RSUs are phantom AXA ordinary shares that, once vested, entitle the recipient to a cash payment based on the average closing price of the AXA ordinary share over the twenty trading days immediately preceding the vesting date.
Investment Management and Research

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employees and directors in our Investment Management and Research business participate in several unfunded long-term incentive compensation plans maintained by AB. Awards under these plans are linked to AB Holding Units.
Under the AB 2017 Long Term Incentive Plan (“2017 Plan”), which was adopted at a special meeting of AB Holding Unitholders held on September 29, 2017, the following forms of awards may be granted to AB employees and Directors: (i) restricted AB Holding Units or phantom restricted AB Holding Units (a “phantom” award is a contractual right to receive AB Holding Units at a later date or upon a specified event); (ii) options to buy AB Holding Units; and (iii) other AB Holding Unit-based awards (including, without limitation, AB Holding Unit appreciation rights and performance awards). The 2017 Plan will expire on September 30, 2027, and no awards under the 2017 Plan will be made after that date. Under the 2017 Plan, the aggregate number of AB Holding Units with respect to which awards may be granted is 60 million, including no more than 30 million newly-issued AB Holding Units.
AB engages in open-market purchases of AB Holding Units to help fund anticipated obligations under its long-term incentive compensation plans and for other corporate purposes. During 2018 and 2017, AB purchased 9.3 million AB Holding Units for $268 million and $220 million, respectively. These amounts reflect open-market purchases of 6.5 million and 5.2 million AB Holding Units for $183 million and $117 million, respectively, with the remainder relating to purchases of AB Holding Units from AB employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by AB Holding Units purchased by AB employees as part of a distribution reinvestment election.
During 2018, and 2017, AB granted 8.7 million and 8.6 million restricted AB Holding units to AB employees and directors, respectively.
During 2018 and 2017, AB Holding issued 0.9 million and 1.2 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $17 million and $20 million, respectively, received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Holding Units.
As of December 31, 2018, no options to buy AB Holding Units had been granted and 14.4 million AB Holding Units, net of withholding tax requirements, were subject to other AB Holding Unit awards made under the 2017 Plan or an equity compensation plan with similar terms that was canceled in 2017. AB Holding Unit-based awards (including options) in respect of 45.6 million AB Holding Units were available for grant as of December 31, 2018.
Summary of Stock Option Activity
A summary of activity in the AXA and the Company option plans during 2018 follows:

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Options Outstanding
	EQH Shares		AB Holding Units		AXA Ordinary Shares		AXA ADRs (2)
	Number Outstanding (In 000’s)	Weighted Average Exercise Price	Number Outstanding (In 000’s)	Weighted Average Exercise Price	Number Outstanding (In 000’s)	Weighted Average Exercise Price	Number Outstanding (In 000’s)	Weighted Average Exercise Price
Options Outstanding at January 1, 2018	—	$—	3,082	$52.37	5,402	€17.36	35	$20.98
Options granted	1,035	$21.34	—	$—	—	€—	—	$—
Options exercised	—	$—	(889)	$18.66	(565)	€11.80	—	$—
Options forfeited, net	(41)	$21.34	—	$—	—	€—	—	$—
Options expired	—	$—	(1,522)	$85.09	(1,225)	€17.45	(10)	$35.25
Options Outstanding at December 31, 2018	994	$21.34	671	$22.83	3,612	€18.20	25	$15.37
Aggregate Intrinsic Value (1)		$—		$3		€2,383		$151
Weighted Average Remaining Contractual Term (in years)	9.16		1.60		4.50		0.58
Options Exercisable at December 31, 2018	—	$—	635	$22.84	2,147	€15.27	25	$15.37
Aggregate Intrinsic Value (1)		$—		$3		€7,698		$151
Weighted Average Remaining Contractual Term (in years)	—		1.50		2.45		0.58
__________

(1)
Aggregate intrinsic value, presented in thousands, is calculated as the excess of the closing market price on December 31, 2018 of the respective underlying shares over the strike prices of the option awards. For awards with strike prices higher then market prices, intrinsic value is shown as zero.

(2)	AXA ordinary shares will be delivered to participants in lieu of AXA ADRs at exercise or maturity.

For the purpose of estimating the fair value of stock option awards, the Company applies the Black-Scholes model and attributes the result over the requisite service period using the graded-vesting method. A Monte-Carlo simulation approach was used to model the fair value of the conditional vesting feature of the awards of options to purchase Holdings and AXA ordinary shares. Shown below are the relevant input assumptions used to derive the fair values of options awarded in 2018, 2017 and 2016, respectively.

	EQH Shares	AB Holding Units (1)			AXA Ordinary Shares (2)
	2018	2018	2017	2016	2018	2017	2016
Dividend yield	2.44%	NA	NA	7.10%	NA	6.53%	6.50%
Expected volatility	25.40%	NA	NA	31.00%	NA	25.05%	26.6%
Risk-free interest rates	2.83%	NA	NA	1.30%	NA	0.59%	0.33%
Expected life in years	9.7	NA	NA	6.0	NA	8.8	8.1
Weighted average fair value per option at grant date	$4.61	NA	NA	$2.75	NA	$2.01	$2.06
_____________

(1)	There were no options to buy AB Holding Units awarded during 2018 and 2017. As such, the input assumptions for 2018 and 2017 are not applicable.

(2)	There were no options to buy AXA Ordinary Shares awarded during 2018. As such, the input assumptions for 2018 are not applicable.

As of December 31, 2018, approximately $1 million of unrecognized compensation cost related to AXA unvested stock option awards, net of estimated pre-vesting forfeitures, is expected to be recognized by the Company over a

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

weighted average period of 2.2 years. As of December 31, 2018, approximately $3 million of unrecognized compensation cost related to Holdings unvested stock option awards, net of estimated pre-vesting forfeitures, is expected to be recognized by the Company over a weighted average period of 0.8 years.
Options
The fair value of AXA stock options is calculated using the Black-Scholes option pricing model. The expected AXA dividend yield is based on market consensus. AXA share price volatility is estimated on the basis of implied volatility, which is checked against an analysis of historical volatility to ensure consistency. The risk-free interest rate is based on the Euro Swap Rate curve for the appropriate term. The effect of expected early exercise is taken into account through the use of an expected life assumption based on historical data.
The fair value of AB Holding Unit options is calculated using the Black-Scholes option pricing model. The expected cash distribution yield is based on the average of our distribution yield over the past four quarters. The volatility factor represents historical AB Holding Units price volatility over the same period as the expected term. The risk-free interest rate is based on the U.S. Treasury bond yield for the appropriate expected term. The expected term was calculated using the simplified method, due to the lack of sufficient historical data.
Restricted Awards
The market price of a Holdings share is used as the basis for the fair value measure of a Holdings RSU. For purposes of determining compensation cost for stock-settled Holdings RSUs, fair value is fixed at the grant date until settlement, absent modification to the terms of the award. For liability-classified cash-settled Holdings RSUs, fair value is remeasured at the end of each reporting period.
For 2018, 2017 and 2016, respectively, the Company recognized compensation costs of $215 million, $185 million and $154 million for outstanding restricted stock and AXA RSUs. The fair values of awards made under these programs are measured at the grant date by reference to the closing price of the unrestricted shares, and the result generally is attributed over the shorter of the requisite service period, the performance period, if any, or to the date at which retirement eligibility is achieved and subsequent service no longer is required for continued vesting of the award. Remeasurements of fair value for subsequent price changes until settlement are made only for AXA RSUs.
At December 31, 2018, approximately 2.3 million restricted Holdings and AXA ordinary share awards remain unvested. Unrecognized compensation cost related to these awards totaled approximately $30 million, net of estimated pre-vesting forfeitures, and is expected to be recognized over a weighted average period of 1.2 years.
At December 31, 2018, approximately 20.2 million AB Holding Unit awards remain unvested. Unrecognized compensation cost related to these awards totaled approximately $87 million, net of estimated pre-vesting forfeitures, is expected to be recognized over a weighted average period of 3.6 years.
The following table summarizes restricted Holdings share and AXA ordinary share activity for 2018.

	Shares of Holdings Restricted Stock	Weighted Average Grant Date Fair Value	Shares of AXA Restricted Stock	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2018	—	$—	93,720	$21.07
Granted	2,877,011	$20.83	—	$—
Cancelled	92,526	$21.21	208	$26.64
Vested	511,575	$21.09	39,528	$21.99
Unvested as of December 31, 2018	2,272,910	$21.00	53,984	$20.38

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plans
AXA Shareplan 2017
In 2017, eligible employees of participating subsidiaries were offered the opportunity to purchase newly issued AXA ordinary shares, subject to plan limits, under the terms of AXA Shareplan 2017. Eligible employees could have reserved a share purchase during the reservation period from August 28, 2017 through September 8, 2017 and could have canceled their reservation or elected to make a purchase for the first time during the retraction/subscription period from October 13, 2017 through October 17, 2017. The U.S. dollar purchase price was determined by applying the U.S. dollar/Euro forward exchange rate on October 11, 2017 to the discounted formula subscription price in Euros. Investment Option A permitted participants to purchase AXA ordinary shares at a 20% formula discounted price of €20.19 per share. Investment Option B permitted participants to purchase AXA ordinary shares at an 8.98% formula discounted price of €22.96 per share on a leveraged basis with a guaranteed return of initial investment plus a portion of any appreciation in the undiscounted value of the total shares purchased. For purposes of determining the amount of any appreciation, the AXA ordinary share price will be measured over a fifty-two week period preceding the scheduled end date of AXA Shareplan 2018, which is July 1, 2022. All subscriptions became binding and irrevocable on October 17, 2017.
The Company recognized compensation expense of $13 million and $19 million in the years ended December 31, 2017 and 2016, respectively, in connection with each respective year’s offering of AXA stock under the AXA Shareplan, representing the aggregate discount provided to participants for their purchase of AXA stock under each of those plans, as adjusted for the post-vesting, five-year holding period. The Company participants in AXA Shareplan 2017 and 2016 primarily invested under Investment Option B for the purchase of approximately of 4 million and 6 million AXA ordinary shares, respectively.
Holdings Stock Purchase Plan
During 2018, Holdings introduced the AXA Equitable Holdings, Inc. Stock Purchase Program (“SPP”). Participants are able to contribute up to 100% of their eligible compensation and receive a matching contribution in cash equal to 15% of their payroll contribution, which will be used to purchase Holdings shares. Purchases will be made on the last trading day of each month at the prevailing market rate.
15)    INCOME TAXES
Income from operations before income taxes included income from domestic operations of $2,305 million, $1,163 million and $1,908 million for the years ended December 31, 2018, 2017 and 2016, and income from foreign operations of $156 million, $143 million and $119 million for the years ended December 31, 2018, 2017 and 2016. Approximately $37 million, $30 million and $30 million of the Company’s income tax expense is attributed to foreign jurisdictions for the years ended December 31, 2018, 2017 and 2016.
A summary of the income tax (expense) benefit in the consolidated statements of income (loss) follows:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Income tax (expense) benefit:
Current (expense) benefit	$508	$119	$(169)
Deferred (expense) benefit	(815)	(168)	(209)
Total	$(307)	$(49)	$(378)

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Federal income taxes attributable to consolidated operations are different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 21%, 35% and 35% for 2018, 2017 and 2016, respectively. The sources of the difference and their tax effects are as follows:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Expected income tax (expense) benefit	$(516)	$(457)	$(710)
Noncontrolling interest	54	138	125
Non-taxable investment income (loss)	105	255	177
Tax audit interest	(22)	(14)	(32)
State income taxes	(18)	(16)	(108)
Tax settlements/uncertain tax position release	—	228	181
Change in tax law	104	(32)	—
Intangibles	(3)	(138)	(9)
Other	(11)	(13)	(2)
Income tax (expense) benefit	$(307)	$(49)	$(378)

The Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted on December 22, 2017. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations where a company does not have the necessary information available to complete its accounting for certain income tax effects of the Tax Reform Act. In accordance with SAB 118, the Company determined reasonable estimates for certain effects of the Tax Reform Act and recorded those estimates as provisional amounts in the 2017 financial statements. The accounting for the income tax effects of the Tax Reform Act has been completed.
The components of change in tax law are as follows:

•
An income tax benefit of $69 million from the revaluation of deferred tax assets and liabilities that existed at the time of enactment. The calculation of cumulative temporary differences has been refined.

•	An income tax expense of $17 million related to the decrease in federal tax benefit allowable for audit interest as a result of lower corporate tax rates.

•
An income tax benefit of $35 million to reverse the sequestration fee applied to a portion of accumulated minimum tax credits in the 2017 financial statements. The Internal Revenue Service has since clarified that refundable minimum tax credits are not subject to sequestration.

•
During the fourth quarter of 2018, the Company adopted the Internal Revenue Service’s directive related to the calculation of tax reserves for variable annuity contracts. As a result of adoption of the directive, the Company released audit interest accrued for uncertainties in the calculation of variable annuity tax reserves. Additionally, due to adoption of the directive, certain tax credits became unavailable for utilization. The impact on the Company’s financial statements was a benefit of $17 million.

During the second quarter of 2017, the Company agreed to the Internal Revenue Service’s Revenue Agent’s Report for its consolidated 2008 and 2009 Federal corporate income tax returns. The impact on the Company’s financial statements and unrecognized tax benefits was a tax benefit of $228 million. The Company’s financial statements include a tax expense of $129 million related to non-deductible goodwill due to the Company’s early adoption of revised goodwill impairment guidance in the first quarter of 2017.
During the first quarter of 2016, the Company agreed to the Internal Revenue Service’s Revenue Agent’s Report for MONY Life’s consolidated amended 2004-2007 Federal and consolidated 2008 and 2009 Federal corporate income tax returns. The impact on the Company’s statement of income (loss) is an income tax benefit of $21 million. Also during 2016, the Company released an unrecognized tax benefit related to the loss generated by the sale of MONY Life Insurance Company. The benefit recorded in the Company’s financial statements was $160 million.
The components of the net deferred income taxes are as follows:

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2018		2017
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Compensation and related benefits	$312	$—	$328	$—
Net operating loss	90	—	35	—
Reserves and reinsurance	321	—	1,460	—
DAC	—	1,175	—	850
Unrealized investment gains (losses)	108	—	—	373
Investments	124	—	—	891
Tax credits	149	—	528	—
Other	—	208	170	—
Total	$1,104	$1,383	$2,521	$2,114
The Company has Federal tax net operating loss carry forwards of $429 million and $167 million, which will expire at various dates from 2030 through 2034, for the years ending December 31, 2018 and 2017, respectively. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carry forwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.
The Company had $140 million and $528 million of AMT credits for the years ended December 31, 2018 and 2017, respectively, which are expected to be refunded or utilized against future taxable income.
The Company provides income taxes on the unremitted earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are indefinitely reinvested outside the United States. As of December 31, 2018, $29 million of undistributed earnings of non-U.S. corporate subsidiaries were permanently invested outside the United States. At existing applicable income tax rates, additional taxes of approximately $8 million would need to be provided if such earnings are remitted.
A reconciliation of unrecognized tax benefits (excluding interest and penalties) follows:

	2018	2017	2016
	(in millions)
Balance at January 1,	$477	$729	$802
Additions for tax positions of prior years	91	28	99
Reductions for tax positions of prior years	(29)	(247)	(172)
Additions for tax positions of current year	—	—	—
Settlements with tax authorities	—	(33)	—
Balance at December 31,	$539	$477	$729

Unrecognized tax benefits that, if recognized, would impact the effective rate	$407	$317	$485
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. Interest and penalties included in the amounts of unrecognized tax benefits at December 31, 2018 and 2017 were $75 million and $83 million, respectively. For 2018, 2017 and 2016, respectively, there were $(8) million, $(43) million and $25 million in interest expense (benefit) related to unrecognized tax benefits.
It is reasonably possible that the total amount of unrecognized tax benefits will change within the next 12 months due to the conclusion of IRS proceedings and the addition of new issues for open tax years. The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.
As of December 31, 2018, tax years 2010 and subsequent remain subject to examination by the IRS.
16)    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
AOCI represents cumulative gains (losses) on items that are not reflected in income (loss). The balances for the past three years follow:

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2018	2017	2016
	(in millions)
Unrealized gains (losses) on investments (1) (3)	$(394)	$830	$140
Defined benefit pension plans (2)	(968)	(955)	(1,055)
Foreign currency translation adjustments	(72)	(35)	(77)
Total accumulated other comprehensive income (loss)	(1,434)	(160)	(992)
Less: Accumulated other comprehensive (income) loss attributable to the noncontrolling interest	38	52	71
Accumulated other comprehensive income (loss) attributable to Holdings	$(1,396)	$(108)	$(921)
______________

(1)	2018 includes a $113 million decrease to Accumulated other comprehensive loss from the impact of adoption of ASU 2018-02.

(2)	2018 includes a $202 million increase to Accumulated other comprehensive loss from the impact of adoption of ASU 2018-02.

(3)	2018 includes a $7 million decrease to Accumulated other comprehensive loss from the impact of adoption of ASU 2016-01.

The components of OCI for the past three years, net of tax, follow:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the year	$(1,952)	$910	$(227)
(Gains) losses reclassified into net income (loss) during the year (1)	60	10	(55)
Net unrealized gains (losses) on investments	(1,892)	920	(282)
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	563	(230)	8
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $(356), $262 and $(164))	(1,329)	690	(274)
Change in defined benefit plans:
Less: Reclassification to Net income (loss) of amortization of net prior service credit included in net periodic cost (2)	189	100	34
Change in defined benefit plans (net of deferred income tax expense (benefit) of $50, $51 and $19)	189	100	34
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the year	(37)	$42	$(18)
(Gains) losses reclassified into net income (loss) during the year	—	—	—
Foreign currency translation adjustment	(37)	42	(18)
Total other comprehensive income (loss), net of income taxes	(1,177)	832	(258)
Less: Other comprehensive (income) loss attributable to noncontrolling interest	(15)	(19)	14
Other comprehensive income (loss) attributable to Holdings	$(1,192)	$813	$(244)
______________

(1)
See “Reclassification adjustments” in Note 3. Reclassification amounts presented net of income tax expense (benefit) of $13 million, $5 million and $29 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)	These AOCI components are included in the computation of net periodic costs (see “Employee Benefit Plans” in Note 13).

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
17)    COMMITMENTS AND CONTINGENT LIABILITIES
Litigation

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation, regulatory and other loss contingencies arise in the ordinary course of the Company’s activities as a diversified financial services firm. The Company is a defendant in a number of litigation matters arising from the conduct of its business. In some of these matters, claimants seek to recover very large or indeterminate amounts, including compensatory, punitive, treble and exemplary damages. Modern pleading practice in the U.S. permits considerable variation in the assertion of monetary damages and other relief. Claimants are not always required to specify the monetary damages they seek, or they may be required only to state an amount sufficient to meet a court’s jurisdictional requirements. Moreover, some jurisdictions allow claimants to allege monetary damages that far exceed any reasonably possible verdict. The variability in pleading requirements and past experience demonstrates that the monetary and other relief that may be requested in a lawsuit or claim often bears little relevance to the merits or potential value of a claim. Litigation against the Company includes a variety of claims including, among other things, insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration, product design, features and accompanying disclosure, cost of insurance increases, the use of captive reinsurers, payments of death benefits and the reporting and escheatment of unclaimed property, alleged breach of fiduciary duties, alleged mismanagement of client funds and other matters.
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
The outcome of a litigation or regulatory matter is difficult to predict, and the amount or range of potential losses associated with these or other loss contingencies requires significant management judgment. It is not possible to predict the ultimate outcome or to provide reasonably possible losses or ranges of losses for all pending regulatory matters, litigation and other loss contingencies. While it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company’s financial position, based on information currently known, management believes that neither the outcome of pending litigation and regulatory matters, nor potential liabilities associated with other loss contingencies, are likely to have such an effect. However, given the large and indeterminate amounts sought in certain litigation and the inherent unpredictability of all such matters, it is possible that an adverse outcome in certain of the Company’s litigation or regulatory matters, or liabilities arising from other loss contingencies, could, from time to time, have a material adverse effect upon the Company’s results of operations or cash flows in a particular quarterly or annual period.
For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of December 31, 2018, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date to be up to approximately $95 million.
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
In August 2015, a lawsuit was filed in Connecticut Superior Court, Judicial Division of New Haven entitled Richard T. O’Donnell, on behalf of himself and all others similarly situated v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action on behalf of all persons who purchased variable annuities from AXA Equitable Life, which were subsequently subjected to the volatility management strategy and who suffered injury as a result thereof. Plaintiff asserts a claim for breach of contract alleging that AXA Equitable Life implemented the volatility management strategy in violation of applicable law. In November 2015, the Connecticut Federal District Court transferred this action to the United States District Court for the Southern District of New York. In March 2017, the Southern District of New York granted AXA Equitable Life’s motion to dismiss the complaint. In April 2017, the plaintiff filed a notice of appeal. In April 2018, the United States Court of Appeals for the Second Circuit reversed the trial court’s decision with instructions to remand the case to Connecticut state court. In September 2018, the Second Circuit issued its mandate, following AXA Equitable Life’s notification to the court that it would not file a petition for

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

writ of certiorari. The case was transferred in December 2018 and is pending in Connecticut Superior Court, Judicial District of Stamford. We are vigorously defending this matter.
In February 2016, a lawsuit was filed in the United States District Court for the Southern District of New York entitled Brach Family Foundation, Inc. v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action brought on behalf of all owners of universal life (“UL”) policies subject to AXA Equitable Life’s COI rate increase. In early 2016, AXA Equitable Life raised COI rates for certain UL policies issued between 2004 and 2007, which had both issue ages 70 and above and a current face value amount of $1 million and above. A second putative class action was filed in Arizona in 2017 and consolidated with the Brach matter. The current consolidated amended class action complaint alleges the following claims: breach of contract; misrepresentations by AXA Equitable Life in violation of Section 4226 of the New York Insurance Law; violations of New York General Business Law Section 349; and violations of the California Unfair Competition Law, and the California Elder Abuse Statute. Plaintiffs seek; (a) compensatory damages, costs, and, pre- and post-judgment interest; (b) with respect to their claim concerning Section 4226, a penalty in the amount of premiums paid by the plaintiffs and the putative class; and (c) injunctive relief and attorneys’ fees in connection with their statutory claims. Five other federal actions challenging the COI rate increase are also pending against AXA Equitable Life and have been coordinated with the Brach action for the purposes of pre-trial activities. They contain allegations similar to those in the Brach action as well as additional allegations for violations of various states’ consumer protection statutes and common law fraud. Two actions are also pending against AXA Equitable Life in New York state court. AXA Equitable Life is vigorously defending each of these matters.
Debt Maturities
The following table presents the contractual maturities of the Company’s long-term debt as of December 31, 2018:

	Calendar Year
	2020	2021	2022	2023	2024 and thereafter
Long-term debt	$—	$300	$—	$800	$3,350

Leases
The Company has entered into operating leases for office space and certain other assets, principally information technology equipment and office furniture and equipment. Future minimum payments under non-cancelable operating leases for 2019 and the four successive years are $212 million, $186 million, $181 million, $166 million, $155 million and $293 million thereafter. Minimum future sublease rental income on these non-cancelable operating leases for 2019 and the four successive years is $59 million, $46 million, $44 million, $41 million, $40 million and $27 million thereafter.
Rent expense, which is amortized on a straight-line basis over the life of the lease, was $143 million, $143 million, $140 million, respectively, for the years ended December 31, 2018, 2017 and 2016, net of sublease income of $12 million, $16 million, $16 million, respectively, for the years ended December 31, 2018, 2017 and 2016.
Obligations under Funding Agreements
Entering into FHLBNY membership, borrowings and funding agreements requires the ownership of FHLBNY stock and the pledge of assets as collateral. The Company has purchased FHLBNY stock of $190 million and pledged collateral with a carrying value of $6.1 billion, as of December 31, 2018. The Company issues short-term funding agreements to the FHLBNY and uses the funds for asset liability and cash management purposes. The Company issues long term funding agreements to the FHLBNY and uses the funds for spread lending purposes. Funding agreements are reported in Policyholders’ account balances in the consolidated balance sheets. For other instruments used for asset/liability and cash management purposes, see “Derivative and offsetting assets and liabilities” included in Note 3. The table below summarizes the Company’s activity of funding agreements with the FHLBNY.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Outstanding balance at end of period	Maturity of Outstanding balance	Issued during the period	Repaid during the period
	(in millions)
December 31, 2018:
Short-term FHLBNY funding agreements	$1,490	Less than one month	$7,980	$6,990
Long-term FHLBNY funding agreements	1,621	Less than four years	—	—
	98	Less than five years	—	—
	781	Greater than five years	—	—
Total long-term funding agreements	2,500		—	—
Total FHLBNY funding agreements at December 31, 2018 (1)	$3,990		$7,980	$6,990

December 31, 2017:
Short-term FHLBNY funding agreements	$500	Less than one month	$6,000	$6,000
Long-term FHLBNY funding agreements	1,244	Less than four years	324	—
	377	Less than five years	303	—
	879	Greater than five years	135	—
Total long-term funding agreements	2,500		762	—
Total FHLBNY funding agreements at December 31, 2017 (1)	$3,000		$6,762	$6,000
____________

(1)
The $11 million and $14 million difference between the funding agreements carrying value shown in fair value table for 2018 and 2017, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.

Restructuring
As part of the Company’s on-going efforts to reduce costs and operate more efficiently, from time to time, management has approved and initiated plans to reduce headcount and relocate certain operations. In 2018, 2017 and 2016 respectively, the Company recorded $7 million, $29 million and $21 million pre-tax charges related to severance and lease costs. The restructuring costs are included in other operating expenses and liabilities on the balance sheet and in other liabilities on the income statement.
On May 2, 2018, AB announced that they will establish their corporate headquarters in, and relocate approximately 1,050 jobs currently located in the New York metro area to, Nashville, TN. During the transition period, which began in 2018 and is expected to continue through 2024, AB expects to incur transition costs of approximately $155 million to $165 million. These costs include employee relocation, severance, recruitment, and overlapping compensation and occupancy costs. AB incurred $10 million of transition costs in 2018.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. At December 31, 2018, these arrangements include commitments by the Company to provide equity financing of $952 million (including $304 million with affiliates and $12 million on consolidated VIEs) to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.
The Company is the obligor under certain structured settlement agreements it had entered into with unaffiliated insurance companies and beneficiaries. To satisfy its obligations under these agreements, the Company owns single premium annuities issued by previously wholly owned life insurance subsidiaries. The Company has directed payment under these annuities to be made directly to the beneficiaries under the structured settlement agreements. A contingent liability exists with respect to these agreements should the previously wholly owned subsidiaries be unable to meet their obligations. Management believes the need for the Company to satisfy those obligations is remote.
Holdings had $606 million of commitments under existing mortgage loan agreements at December 31, 2018.
AXA Equitable Life, USFL and MLOA receive statutory reserve credits for reinsurance treaties with EQ AZ Life Re to the extent EQ AZ Life Re holds assets in an irrevocable trust (the “EQ AZ Life Re Trust”). As of December 31, 2018,

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EQ AZ Life Re holds $1.6 billion of assets in the EQ AZ Life Re Trust December 31, 2018 and letters of credit of $2.5 billion that are guaranteed by Holdings. Under the reinsurance transactions, EQ AZ Life Re is permitted to transfer assets from the EQ AZ Life Re Trust under certain circumstances. The level of statutory reserves held by EQ AZ Life Re fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or additional letters of credit be secured, which could adversely impact EQ AZ Life Re’s liquidity.
AXA Corporate Solutions receives statutory reserve credits for reinsurance treaties with CS Life RE to the extent CS Life RE holds assets in an irrevocable trust (the “CS Life RE Trust”). As of December 31, 2018, CS Life RE holds $0.3 billion of assets in the CS Life RE Trust and letters of credit of $125 million that are guaranteed by Holdings. Under the reinsurance transactions, CS Life RE is permitted to transfer assets from the CS Life RE Trust under certain circumstances. The level of statutory reserves held by CS Life RE fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or additional letters of credit be secured, which could adversely impact CS Life RE’s liquidity.
In addition, CS Life RE utilizes derivative instruments that are collectively managed in an effort to reduce the economic impact of unfavorable changes to GMDB and GMIB reserves. The use of such instruments is accompanied by agreements which specify the circumstances under which the parties are required to pledge collateral related to the decline in the estimated fair value of specified instruments. Moreover, under the terms of a majority of the transactions, payments to counterparties related to the change in fair value of the instruments may be required. The amount of collateral pledged, and the amount of payments required to be made pursuant to such transactions may increase under certain circumstances, which could adversely impact CS Life RE’s liquidity.
18)    INSURANCE GROUP STATUTORY FINANCIAL INFORMATION
For 2018, 2017 and 2016, respectively, AXA Equitable Life’s, MLOA’s, USFL’s, AXA Equitable L&A’s and ACS Life’s combined statutory Net income (loss) totaled $3.0 billion, $0.9 billion and $0.7 billion. Combined statutory Surplus, Capital stock and Asset Valuation Reserve (“AVR”) totaled $8.4 billion and $9.2 billion at December 31, 2018 and 2017, respectively. At December 31, 2018, AXA Equitable Life, MLOA, USFL, AXA Equitable L&A and ACS Life, in accordance with various government and state regulations, had $77 million of securities on deposit with such government or state agencies.
In 2018, AXA Equitable Life paid to its direct parent which subsequently distributed such amount to Holdings an ordinary shareholder dividend of $1.1 billion. Also in 2018, AXA Equitable Life transferred its interests in ABLP, AB Holding and the General Partner to Alpha Units Holdings, Inc., a newly formed subsidiary, and distributed the shares of that subsidiary to its direct parent which subsequently distributed such shares to Holdings (the “AB Ownership Transfer”). The AB Ownership transfer was considered an extraordinary dividend of $1.7 billion representing the equity value of Alpha Units Holdings, Inc. In connection with the AB Ownership Transfer, AXA Equitable Life paid an extraordinary cash dividend of $572 million and issued a surplus note to Holdings in the same amount. AXA Equitable Life repaid the outstanding principal balance of the surplus note in March 2019.
In 2017, AXA Equitable Life did not pay shareholder dividends and in 2016, AXA Equitable Life paid $1.1 billion in shareholder dividends.
Dividend Restrictions
As domestic insurance subsidiaries regulated by insurance laws of their respective domiciliary states, AXA Equitable Life, MLOA, USFL, AXA Equitable Life and Annuity (“AXA Equitable L&A”) and ACS Life are subject to restrictions as to the amounts they may pay as dividends and amounts they may repay of surplus notes to Holdings.
With respect to AXA Equitable Life, a New York domiciled insurance subsidiary which is also the Company’s primary insurance subsidiary, New York insurance law provides that a stock life insurer may not, without prior approval of the New York State Department of Financial Services (“NYDFS”), pay a dividend to its stockholders exceeding an amount calculated under one of two standards (the “Standards”). The first standard allows payment of an ordinary dividend out of the insurer’s earned surplus (as reported on the insurer’s most recent annual statement) up to a limit calculated pursuant to a statutory formula, provided that the NYDFS is given notice and opportunity to disapprove the dividend if certain qualitative tests are not met (the “Earned Surplus Standard”). The second standard allows payment of an ordinary dividend up to a limit calculated pursuant to a different statutory formula without regard to the insurer’s earned surplus. Dividends exceeding these prescribed limits require the insurer to file a notice of its intent to declare the dividends with the NYDFS and prior approval or non-disapproval from the NYDFS.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In applying the Standards, AXA Equitable Life could pay ordinary dividends up to approximately $1.0 billion during 2019 or, if the amount under the Earned Surplus Standard was limited to the amount of AXA Equitable Life’s positive unassigned funds as reported on its 2019 annual statement, $2.1 billion. However, in connection with the AB Ownership Transfer, AXA Equitable Life agreed with the NYDFS that it would not seek a dividend of greater than $1.0 billion under the Earned Surplus Standard during 2019.
Prescribed and Permitted Accounting Practices
At December 31, 2018 and for the year then ended, for AXA Equitable Life, MLOA, USFL and AXA Equitable L&A there were no differences in Net income (loss) and Capital and surplus resulting from practices prescribed and permitted by NYDFS, the Arizona Department of Insurance (the “AID”) and those prescribed by NAIC Accounting Practices and Procedures effective at December 31, 2018. At December 31, 2018, ACS Life had a difference in Capital and surplus based on the investment valuation of the Captive reinsurance subsidiary which follows a special purpose framework for Statutory reporting as agreed to with the AID from practices prescribed and permitted by the Delaware Department of Insurance and those prescribed by NAIC Accounting Practices and Procedures effective at December 31, 2018. The impact of this permitted practice increased the statutory surplus and AVR of ACS Life by $86 million and $103 million at December 31, 2018 and 2017, respectively. ACS Life’s risk-based capital would have triggered a regulatory event without the use of this permitted practice in 2016.
AXA Equitable Life, USFL and MLOA cede a portion of their statutory reserves to EQ AZ Life Re, a captive reinsurer, as part of the Company’s capital management strategy. EQ AZ Life Re prepares financial statements in a special purpose framework for statutory reporting.
Differences between Statutory Accounting Principles and U.S. GAAP
Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ in certain instances from U.S. GAAP. The differences between statutory surplus and capital stock determined in accordance with Statutory Accounting Principles (“SAP”) and total equity under U.S. GAAP are primarily: (a) the inclusion in SAP of an AVR intended to stabilize surplus from fluctuations in the value of the investment portfolio; (b) future policy benefits and policyholders’ account balances under SAP differ from U.S. GAAP due to differences between actuarial assumptions and reserving methodologies; (c) certain policy acquisition costs are expensed under SAP but deferred under U.S. GAAP and amortized over future periods to achieve a matching of revenues and expenses; (d) under SAP, Federal income taxes are provided on the basis of amounts currently payable with limited recognition of deferred tax assets while under U.S. GAAP, deferred taxes are recorded for temporary differences between the financial statements and tax basis of assets and liabilities where the probability of realization is reasonably assured; (e) the valuation of assets under SAP and U.S. GAAP differ due to different investment valuation and depreciation methodologies, as well as the deferral of interest-related realized capital gains and losses on fixed income investments; (f) the valuation of the investment in AB and AB Holding under SAP reflects a portion of the market value appreciation rather than the equity in the underlying net assets as required under U.S. GAAP; (g) reporting the surplus notes as a component of surplus in SAP but as a liability in U.S. GAAP; (h) computer software development costs are capitalized under U.S. GAAP but expensed under SAP; (i) certain assets, primarily prepaid assets, are not admissible under SAP but are admissible under U.S. GAAP; and (j) cost of reinsurance which is recognized as expense under SAP and amortized over the life of the underlying reinsured policies under U.S. GAAP.
19)    BUSINESS SEGMENT INFORMATION
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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
The Group Retirement segment offers tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses.

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
In the first quarter of 2018, the Company revised its Operating earnings definition as it relates to the treatment of certain elements of the profitability of its variable annuity products with indexed-linked features to align to the treatment of its variable annuity products with GMxB features. In addition, adjustments for variable annuity products with index-linked features previously included within Other adjustments in the calculation of Non-GAAP Operating Earnings are now included with the adjustments for variable annuity products with GMxB features in the broader adjustment category, Variable annuity product features. In order to improve the consistency and comparability of the financial statements, management revised the Notes to the Consolidated Financial Statements for the years ended December 31, 2017 and 2016 to include the revisions discussed herein.
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

•	Investment (gains) losses, which includes other-than-temporary impairments of securities, sales or disposals of securities/investments, realized capital gains/losses and valuation allowances;

•	Goodwill impairment, which includes a write-down of goodwill in 2017.

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

•
Income tax expense (benefit) related to the above items and non-recurring tax items, which includes the effect of uncertain tax positions for a given audit period, permanent differences due to goodwill impairment and the Tax Reform Act.

Revenues derived from any customer did not exceed 10% of revenues for the years ended December 31, 2018, 2017 and 2016.
The table below presents operating earnings (loss) by segment and Corporate and Other and a reconciliation to Net income (loss) attributable to Holdings for the years ended December 31, 2018, 2017 and 2016, respectively:

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Net income (loss) attributable to Holdings	$1,820	$834	$1,254
Adjustments related to:
Variable annuity product features	(70)	1,107	2,143
Investment (gains) losses	86	191	(1,983)
Goodwill impairment	—	369	—
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	215	135	140
Other adjustments (1)	299	119	(7)
Income tax expense (benefit) related to above adjustments	(111)	(644)	(93)
Non-recurring tax items	(73)	(76)	(63)
Non-GAAP Operating Earnings	$2,166	$2,035	$1,391
Operating earnings (loss) by segment:
Individual Retirement	$1,555	$1,252	$1,167
Group Retirement	389	283	167
Investment Management and Research	381	211	161
Protection Solutions	197	502	77
Corporate and Other (2)	(356)	(213)	(181)
_______________

(1)	Other adjustments include separation costs of $213 million in 2018 and $93 million in 2017.

(2)	Includes interest expense of $223 million, $138 million and $161 million, in 2018, 2017 and 2016, respectively.

Segment revenues is a measure of the Company’s revenue by segment as adjusted to exclude certain items. The following table reconciles segment revenues to Total revenues by excluding the following items:

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

•
Other adjustments, which includes investment income (loss) from certain derivative instruments, excluding derivative instruments used to hedge risks associated with interest margins on interest sensitive life and annuity contracts and freestanding and embedded derivatives associated with products with GMxB features.

The table below presents segment revenues for the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Segment revenues:
Individual Retirement (1)	$4,054	$4,374	$3,703
Group Retirement (1)	1,019	942	801
Investment Management and Research (2)	3,411	3,216	2,933
Protection Solutions (1)	3,232	3,057	3,129
Corporate and Other (1)	1,148	1,212	1,256
Adjustments:
Variable annuity product features	(643)	(214)	(2,132)
Investment gains (losses)	(86)	(191)	1,983
Other adjustments to segment revenues	(57)	64	90
Total revenues	$12,078	$12,460	$11,763
_____________

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Includes investment expenses charged by AB of approximately $67 million, $68 million and $60 million for 2018, 2017 and 2016, respectively, for services provided to the Company.

(2)
Inter-segment investment management and other fees of approximately $94 million, $96 million and $86 million for 2018, 2017 and 2016, respectively, are included in segment revenues of the Investment Management and Research segment.

The table below presents total assets by segment as of December 31, 2018 and 2017:

	December 31,
	2018	2017
	(in millions)
Total assets by segment:
Individual Retirement (1)	$105,532	$121,824
Group Retirement (1)	38,874	38,419
Investment Management and Research	10,294	10,057
Protection Solutions (1)	44,633	43,205
Corporate and Other	21,464	22,110
Total assets	$220,797	$235,615

________

(1)	Amounts for December 31, 2017 as previously reported were: Individual Retirement of $121,713 million, Group Retirement of $38,578 million and Protection Solutions of $43,157 million.

20)    EQUITY
Dividends to Shareholders
On August 10, 2018, our Board of Directors declared a cash dividend on Holdings’ common stock of $0.13 per share, payable on August 30, 2018 to shareholders of record on August 23, 2018.
On November 9, 2018, our Board of Directors declared a cash dividend on Holdings’ common stock of $0.13 per share, payable on December 3, 2018 to shareholders of record on November 26, 2018.
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
As of December 31, 2018, the Company repurchased approximately 32.5 million shares of its common stock at a total cost of approximately $648 million. The repurchased common stock was recorded as treasury stock in the consolidated balance sheets. As of December 31, 2018, the Company reissued approximately 0.4 million shares of its treasury stock.
The timing and amount of share repurchases are determined by management based upon market conditions and other considerations, and repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through prearranged trading plans complying with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Numerous factors could affect the timing and amount of any future repurchases under the share repurchase authorization, including increased capital needs of the Company due to changes in regulatory capital requirements, opportunities for growth and acquisitions, and the effect of adverse market conditions on the segments.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21)    EARNINGS PER SHARE
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
The following table presents the reconciliation of the numerator for the basic and diluted net income per share calculations:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Net income (loss) attributable to Holdings common shareholders:
Net income (loss) attributable to Holdings common shareholders (basic):	$1,820	$834	$1,254
Less: Incremental dilution from AB (1)	—	1	—
Net income (loss) attributable to Holdings common shareholders (diluted):	$1,820	$833	$1,254
______________

(1)
The incremental dilution from AB represents the impact of AB’s dilutive units on the Company’s diluted earnings per share and is calculated based on the Company’s proportionate ownership interest in AB.

The following table presents the weighted average shares used in calculating basic and diluted earnings per common share:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Weighted Average Shares:
Weighted average common stock outstanding for basic earnings per common share	556.4	561.0	561.0
Effect of dilutive securities:
Employee stock awards	0.1	—	—
Weighted average common stock outstanding for diluted earnings per common share	556.5	561.0	561.0
For the year ended December 31, 2018, approximately 2.7 million shares of outstanding stock awards were not included in the computation of diluted earnings per share because their effect was anti-dilutive.
The following table presents both basic and diluted income (loss) per share for each period presented:

	Years Ended December 31,
	2018	2017	2016
	(in U.S. dollars per share)
Net income (loss) attributable to Holdings per common share:
Basic	$3.27	$1.49	$2.24
Diluted	$3.27	$1.48	$2.24
22)    REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fourth quarter of 2018, the Company identified certain cash flows that were incorrectly classified in the Company’s consolidated statements of cash flows. The Company has determined that these misclassifications were not material to the financial statements of any period. These have been corrected in the comparative consolidated statements of cash flows for the year ended December 31, 2017 contained elsewhere in this filing.
The following table presents line items for the consolidated statement of cash flows for the year ended December 31, 2017 that have been affected by the revisions. For these items, the table details the amounts as previously reported and the impact upon those line items due to the reclassifications to conform to the current presentation, revisions and the amounts as currently revised.

	As Reported	Presentation Reclassifications	Revisions	As Revised
	Year Ended December 31, 2017
	(in millions)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash long term incentive compensation expense	$185	$62	$—	$247
Amortization and depreciation	(104)	503	—	399
Distributions from joint ventures and limited partnerships	140	(140)	—	—
Equity (income) loss from limited partnerships	—	(155)	—	(155)
Changes in:				—
Reinsurance recoverable	—	124		124
Capitalization of deferred policy acquisition costs	(184)	(503)	—	(687)
Future policy benefits	1,599	—	(502)	1,097
Current and deferred income taxes	767	—	(777)	(10)
Other, net	127	109	15	251
Net cash provided by (used in) operating activities	$1,021	$—	$(1,264)	$(243)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Short term investments	—	4,555	—	4,555
Payment for the purchase/origination of:
Short-term investments	—	(4,897)	—	(4,897)
Change in short-term investments	(342)	342	—	—
Net cash provided by (used in) investing activities	$(9,689)	$—	$—	$(9,689)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	10,591	—	(675)	9,916
Withdrawals	(6,140)	—	2,130	(4,010)
Transfers (to) from Separate Accounts	1,677	—	(191)	1,486
Net cash provided by (used in) financing activities	$7,806	$—	$1,264	$9,070
Change in cash and cash equivalents	$(840)	$—	$—	$(840)
Cash and cash equivalents, end of year	$4,814	$—	$—	$4,814

23)    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The unaudited quarterly financial information for the years ended December 31, 2018 and 2017 are summarized in the table below:

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in millions)
2018
Total revenues	$2,874	$2,966	$1,083	$5,155
Total benefits and other deductions	2,446	2,644	1,701	2,826
Income (loss) before income taxes	428	322	(618)	2,329
Income tax (expense) benefit	(91)	(61)	175	(330)
Net income (loss)	337	261	(443)	1,999
Less: Net (income) loss attributable to the noncontrolling interest	(123)	(97)	(53)	(61)
Net Income (Loss) Attributable to Holdings	$168	$164	$(496)	$1,938

Earnings per share - common stock:
Basic	$0.30	$0.29	$(0.89)	$3.57
Diluted	$0.30	$0.29	$(0.89)	$3.57

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in millions)
2017
Total revenues	$2,844	$3,888	$2,806	$2,922
Total benefits and other deductions	2,991	3,258	2,759	2,146
Income (loss) before income taxes	(147)	630	47	776
Income tax (expense) benefit	(37)	78	59	(149)
Net income (loss)	(184)	708	106	627
Less: Net (income) loss attributable to the noncontrolling interest	(93)	(90)	(96)	(144)
Net Income (Loss) Attributable to Holdings	$(277)	$618	$10	$483

Earnings per share - common stock:
Basic	$(0.49)	$1.10	$0.02	$0.86
Diluted	$(0.50)	$1.10	$0.02	$0.86
Net Income (Loss) Volatility
The fluctuation in the Company’s quarterly Net income (loss) during 2018 and 2017 is not due to any specific events or transactions, but instead is driven primarily by the impact of changes in market conditions on the Company’s liabilities associated with GMxB features embedded in its variable annuity products, partially offset by derivatives the Company has in place to mitigate the movement in those liabilities. As those derivatives do not qualify for hedge accounting treatment, volatility in Net income (loss) result from the changes in value of the derivatives being recognized in the period in which they occur, with offsetting changes in the liabilities being partially recognized in the current period.
Revisions of Prior Period Interim Consolidated Financial Statements
The Company’s third quarter 2018 financial statements were revised to reflect the correction of errors identified by the Company in its previously issued financial statements. The impact of these errors was not considered to be material. However, in order to improve the consistency and comparability of the financial statements, management revised the Company’s consolidated financial statements for the three and six months ended March 31, 2018 and June 30, 2018, respectively, as well as the three and six months ended March 31, 2017 and June 30, 2017.
The table below presents the impacts of these revisions to the quarterly financial information presented above.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Three Months Ended June 30, 2018
Total revenues	$2,962	$4	$2,966
Total benefits and other deductions	2,648	(4)	2,644
Net income (loss)	$255	$6	$261

Three Months Ended March 31, 2018
Total revenues	$2,835	$39	$2,874
Total benefits and other deductions	2,465	(19)	2,446
Net income (loss)	$291	$46	$337

Three Months Ended June 30, 2017
Total revenues	$3,882	$6	$3,888
Total benefits and other deductions	3,268	(10)	3,258
Net income (loss)	$698	$10	$708

Three Months Ended March 31, 2017
Total revenues	$2,830	$14	$2,844
Total benefits and other deductions	2,997	(6)	2,991
Net income (loss)	$(197)	$13	$(184)

During the fourth quarter of 2018, the Company identified certain cash flows that were incorrectly classified in the Company’s historical consolidated statements of cash flows. The Company has determined that these mis-classifications were not material to the financial statements for any period. These misclassifications will be corrected in the comparative consolidated statements of cash flows for the three, six and nine months ended March 31, 2019, June 30, 2019 and September 30, 2019 that will appear in the Company’s first, second and third quarter 2019 Form 10-Q filings, respectively.
The following tables present line items for the consolidated statement of cash flows for the three months ended March 31, 2018 affected by the revisions. This information has been corrected from the information previously presented in the Company’s Q1 2018 Form 10-Q. For these items, the tables detail the amounts as previously reported and the impact upon those line items due to the reclassifications to conform to the current presentation, revisions and the amounts as currently revised. Prior period amounts have been reclassified to conform to current period presentation, where applicable, and are summarized in the accompanying tables.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As Reported	Presentation Reclassifications	Revisions	As Revised
	Three Months Ended March 31, 2018
	(in millions)
Net income (loss)	$291	$—	$46	$337
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances				—
Policy charges and fee income	(972)	—	6	(966)
Net derivative (gains) losses	281	—	(45)	236
Amortization of deferred sales commission	7	(7)	—	—
Amortization of reinsurance cost	5	(5)	—	—
Amortization and depreciation	(20)	184	(5)	159
Distributions from joint ventures and limited partnerships	25	(25)	—	—
Equity (income) loss from limited partnerships	—	(38)	—	(38)
Changes in:
Reinsurance recoverable	32	—	(3)	29
Capitalization of deferred policy acquisition costs	15	(172)	—	(157)
Future policy benefits	(254)	—	6	(248)
Current and deferred income taxes	103	—	12	115
Other, net	(255)	63	—	(192)
Net cash provided by (used in) operating activities	$(264)	$—	$17	$(247)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Real estate joint ventures	$—	$—	$140	$140
Short-term investments	876	—	77	953
Cash settlements related to derivative instruments	(54)	—	(620)	(674)
Other, net	(371)	—	60	(311)
Net cash provided by (used in) investing activities	$459	$—	$(343)	$116

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$2,532	$—	$(491)	$2,041
Withdrawals	(1,384)	—	284	(1,100)
Transfers (to) from Separate Accounts	(102)	—	533	431
Net cash provided by (used in) financing activities	$1,074	$—	$326	$1,400

Change in cash and cash equivalents	$1,277	$—	$—	$1,277
Cash and Cash Equivalents, end of period	$6,091	$—	$—	$6,091
The following table presents line items for the consolidated statement of cash flows for the six months ended June 30, 2018 affected by the revisions. This information has been corrected from the information previously presented in the Company’s Q2 2018 Form 10-Q. For these items, the tables detail the amounts as previously reported and the impact upon those line items due to the reclassifications to conform to the current presentation, revisions and the amounts as currently revised.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As Reported	Presentation Reclassifications	Revisions	As Revised
	Six Months Ended June 30, 2018
	(in millions)
Net income (loss)	$546	$—	$52	$598
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	$(1,959)	$—	29	$(1,930)
Net derivative (gains) losses	354	—	(72)	282
Amortization of deferred sales commission	13	(13)	—	—
Amortization of reinsurance cost	10	(10)	—	—
Amortization and depreciation	$(32)	$380	$11	$359
Distributions from joint ventures and limited partnerships	44	(44)	—	—
Equity (income) loss from limited partnerships	—	(59)	—	(59)
Changes in:
Reinsurance recoverable	20	—	9	29
Capitalization of deferred policy acquisition costs	14	(357)	—	(343)
Future policy benefits	(171)	—	(15)	(186)
Current and deferred income taxes	224	—	(42)	182
Other, net	(180)	103	—	(77)
Net cash provided by (used in) operating activities	$(314)	$—	$(28)	$(342)

Cash flows from investing activities:
Real estate joint ventures	—	139	—	139
Other	261	(139)	—	122
Cash settlements related to derivative instruments	$(333)	$—	$(637)	$(970)
Other, net	419	—	61	480
Net cash provided by (used in) investing activities	$1,807	$—	$(576)	$1,231

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$5,567	$—	$(1,141)	$4,426
Withdrawals	(2,750)	—	572	(2,178)
Transfers (to) from Separate Accounts	(307)	—	1,173	866
Net cash provided by (used in) financing activities	$532	$—	$604	$1,136

Change in cash and cash equivalents	2,019	—	—	2,019
Cash and Cash Equivalents, end of period	$6,833	$—	—	$6,833

The following table presents line items for the consolidated statement of cash flows for the nine months ended September 30, 2018 affected by the revisions. This information has been corrected from the information previously presented in the Company’s Q3 2018 Form 10-Q. For these items, the tables detail the amounts as previously reported and the impact upon those line items due to the reclassifications to conform to the current presentation, revisions and the amounts as currently revised.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As Reported	Presentation Reclassifications	Revisions	As Revised
	Nine Months Ended September 30, 2018
	(in millions)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred sales commission	$18	$(18)	$—	$—
Amortization of reinsurance cost	17	(17)	—	—
Amortization and depreciation	(57)	$210	$—	$153
Distribution from joint ventures and limited partnerships	63	(63)	—	—
Equity (income) loss from limited partnerships	—	(82)	—	(82)
Changes in:
Reinsurance recoverable	92	—	(2)	90
Capitalization of deferred policy acquisition costs	(338)	(175)	—	(513)
Future policy benefits	(620)	—	(44)	(664)
Current and deferred income taxes	249	—	(56)	193
Other, net	(139)	145	—	6
Net cash provided by (used in) operating activities	$(34)	$—	$(102)	$(136)

Cash flows from investing activities:
Real estate joint ventures	$—	$139	$—	$139
Other	335	(139)	—	196
Cash settlements related to derivative instruments	$(609)	$—	$(668)	$(1,277)
Other, net	319	—	(5)	314
Net cash provided by (used in) investing activities	$(1,057)	$—	$(673)	$(1,730)

Cash flows from financing activities:
Deposits	$8,372	$—	$(1,719)	$6,653
Withdrawals	(4,170)	—	846	(3,324)
Transfers (to) from Separate Accounts	(335)	—	1,648	1,313
Net cash provided by (used in) financing activities	$1,063	$—	$775	$1,838

Change in cash and cash equivalents	(37)	—	—	(37)
Cash and Cash Equivalents, end of period	$4,777	$—	$—	$4,777

The following tables present line items for the consolidated statement of cash flows for the three months ended March 31, 2017 affected by the revisions. This information has been corrected from the information previously presented in the Company’s Q1 2018 Form 10-Q. For these items, the tables detail the amounts as previously reported and the impact upon those line items due to the reclassifications to conform to the current presentation, revisions and the amounts as currently revised.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As Reported	Presentation Reclassifications	Revisions	As Revised
	Three Months Ended March 31, 2017
	(in millions)
Net income (loss)	$(197)	$—	$13	$(184)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(956)	—	17	(939)
(Income) loss related to derivative instruments	235	—	(31)	204
Amortization of deferred sales commission	9	(9)	—	—
Amortization of reinsurance cost	5	(5)	—	—
Amortization and depreciation	(42)	128	(4)	82
Equity (income) loss from limited partnerships	—	(40)	—	(40)
Distributions from joint ventures and limited partnersh	26	(26)	—	—
Changes in:
Net broker-dealer and customer related receivables/payables	297	—	(10)	287
Reinsurance recoverable	27	—	3	30
Capitalization of deferred policy acquisition costs	(55)	(114)		(169)
Future policy benefits	296	—	52	348
Current and deferred income taxes	252	—	(256)	(4)
Other, net	(71)	66	—	(5)
Net cash provided by (used in) operating activities	$72	$—	$(216)	$(144)

Cash flows from investing activities:
Change in short-term investments	573	—	(308)	265
Cash settlements related to derivative instruments	(1,400)	—	22	(1,378)
Other, net	(191)	—	76	(115)
Net cash provided by (used in) investing activities	$(2,899)	$—	$(210)	$(3,109)

Cash flows from financing activities:
Policyholders’ account balances:				—
Deposits	2,790	—	(144)	2,646
Withdrawals	(1,342)	—	376	(966)
Transfers (to) from Separate Accounts	186	—	194	380
Net cash provided by (used in) financing activities	$2,630	$—	$426	$3,056

Change in cash and cash equivalents	$(189)	$—	$—	$(189)
Cash and cash equivalents, end of period	$5,465	$—	$—	$5,465

The following tables present line items for the consolidated statement of cash flows for the six months ended June 30, 2017 that has been affected by the revisions. This information has been corrected from the information previously presented in the Company’s Q2 2018 Form 10-Q. For these items, the tables detail the amounts as previously reported and the impact upon those line items due to the reclassifications to conform to the current presentation, revisions and the amounts as currently revised.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As Reported	Presentation Reclassifications	Revisions	As Revised
	Six Months Ended June 30, 2017
	(in millions)
Net income (loss)	$501	$—	$23	$524
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	$(1,891)	$—	$34	$(1,857)
Net derivative (gains) losses	(494)	—	(54)	(548)
Amortization of reinsurance cost	7	(7)	—	—
Amortization of deferred sales commission	17	(17)	—	—
Amortization and depreciation	(60)	203	(5)	138
Equity (income) loss from limited partnerships	—	(66)	—	(66)
Distribution from joint ventures and limited partnerships	53	(53)	—	—
Changes in:				—
Reinsurance recoverable	40	—	9	49
Capitalization of deferred policy acquisition costs	(168)	(179)	—	(347)
Future policy benefits	1,516	—	(169)	1,347
Current and deferred income taxes	123	—	(210)	(87)
Other, net	333	119	—	452
Net cash provided by (used in) operating activities	$666	$—	$(372)	$294

Cash flows from investing activities:
Cash settlements related to derivative instruments	$(1,537)	$—	$34	$(1,503)
Other, net	179	—	(173)	6
Net cash provided by (used in) investing activities	$(5,067)	$—	$(139)	$(5,206)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$4,401	—	$766	$5,167
Withdrawals	(1,724)	—	(158)	(1,882)
Transfers (to) from Separate Accounts	826	—	(97)	729
Net cash provided by (used in) financing activities	$4,923	$—	$511	$5,434

Change in cash and cash equivalents	533	—	—	533
Cash and Cash Equivalents, end of period	$6,187	$—	$—	$6,187

The following tables present line items for the consolidated statement of cash flows for the nine months ended September 30, 2017 affected by the revisions. This information has been corrected from the information previously presented in the Company’s Q3 2018 Form 10-Q. For these items, the tables detail the amounts as previously reported and the impact upon those line items due to the reclassifications to conform to the current presentation, revisions and the amounts as currently revised.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As Reported	Presentation Reclassifications	Revisions	As Revised
	Nine Months Ended September 30, 2017
	(in millions)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred sales commission	25	(25)	—	—
Amortization of reinsurance cost	11	(11)	—	—
Amortization and depreciation	$(121)	$399	$—	$278
Equity (income) loss from limited partnerships	—	(103)	—	(103)
Distribution from joint ventures and limited partnerships	94	(94)	—	—
Changes in:				—
Reinsurance recoverable	115	—	10	125
Capitalization of deferred policy acquisition costs	(150)	(363)	—	(513)
Future policy benefits	1,587	—	(10)	1,577
Current and deferred income taxes	498	—	(546)	(48)
Other, net	253	197	15	465
Net cash provided by (used in) operating activities	$1,044	$—	$(531)	$513

Cash flows from investing activities:
Cash settlements related to derivative instruments	$(1,722)	$—	$50	$(1,672)
Other, net	(133)	—	(230)	(363)
Net cash provided by (used in) investing activities	$(6,568)	$—	$(180)	$(6,748)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$6,135	$—	$1,283	$7,418
Withdrawals	(2,765)	—	(114)	(2,879)
Transfers (to) from Separate Accounts	1,617	—	(458)	1,159
Net cash provided by (used in) financing activities	$6,299	$—	$711	$7,010

Change in cash and cash equivalents	792	—	—	792
Cash and Cash Equivalents, end of period	$6,446	$—	$—	$6,446

24)    SUBSEQUENT EVENTS
Accelerated Share Repurchase Agreement
In January 2019, Holdings entered into an Accelerated Share Repurchase agreement (the “ASR”) with a third-party financial institution to repurchase an aggregate of $150 million of Holdings’ common stock. Pursuant to the ASR, Holdings made a prepayment of $150 million and received initial delivery of 6,956,522 shares. The ASR is scheduled to terminate during the first quarter of 2019, at which time additional shares may be delivered or returned depending on the daily volume-weighted average price of Holdings’ common stock.
Cash Dividend Declared
On February 14, 2019, Holdings’ Board of Directors declared a quarterly cash dividend of $0.13 per share of common stock, payable on March 15, 2019 to all stockholders of based on fourth quarter earnings record as of the close of business on March 5, 2019.

Share Repurchase Program
On February 27, 2019, Holdings’ Board of Directors authorized a $800 million share repurchase program. Under this authorization, Holdings, may, from time to time through December 31, 2019, purchase shares of its common stock through various means. Holdings may choose to suspend or discontinue the repurchase program at any time. The repurchase program does not obligate Holdings to purchase any particular number of shares.
AXA Equitable Holdings, Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”)
In November 2018, our Board and AXA, as our then controlling stockholder, adopted the 2019 Plan, which became effective January 1, 2019, with a total of 5.2 million shares of common stock reserved for issuance thereunder. On February 25, 2019, the Compensation Committee of Holdings’ Board of Directors approved an amendment to the 2019 Plan increasing the amount of shares of Holdings’ common stock available for issuance in connection with equity awards granted under the Plan by two million shares. The holder of a majority of the outstanding shares of our common stock executed a written consent approving the increase on February 28, 2019.

AXA EQUITABLE HOLDINGS, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2018

	Cost (1)	Fair Value	Carrying Value
	(in millions)
Fixed Maturities:
U.S. government, agencies and authorities	$14,004	$13,829	$14,004
State, municipalities and political subdivisions	415	461	415
Foreign governments	524	530	524
Public utilities	5,101	5,046	5,101
All other corporate bonds	25,471	25,132	25,471
Residential mortgage-backed	225	234	225
Asset-backed	612	601	612
Redeemable preferred stocks	449	446	449
Total fixed maturities	46,801	46,279	46,801
Mortgage loans on real estate (2)	11,842	11,494	11,835
Real estate held for the production of income	52	52	52
Policy loans	3,779	4,183	3,779
Other equity investments	1,293	1,334	1,334
Trading securities	16,211	16,017	16,017
Other invested assets	2,037	2,037	2,037
Total Investments	$82,015	$81,396	$81,855
______________

(1)
Cost for fixed maturities represents original cost, reduced by repayments and write-downs and adjusted for amortization of premiums or accretion of discount; cost for equity securities represents original cost reduced by write-downs; cost for other limited partnership interests represents original cost adjusted for equity in earnings and reduced by distributions.

(2)	Carrying value for mortgage loans on real estate represents original cost adjusted for amortization of premiums or accretion of discount and reduced by valuation allowance.

AXA EQUITABLE HOLDINGS, INC.
SCHEDULE II
BALANCE SHEETS (PARENT COMPANY)
DECEMBER 31, 2018 AND 2017

	2018	2017
	(in millions, except share amounts)
ASSETS
Investment in consolidated subsidiaries	$16,743	$13,772
Fixed maturities available-for-sale, at fair value (amortized cost of $337)	336	—
Other equity investments	23	—
Other invested assets	80	—
Total investments	17,182	13,772
Cash and cash equivalents	407	44
Goodwill and other intangible assets, net	1,265	—
Loans to affiliates	572	1,045
Income taxes receivable	—	72
Other assets	766	1
Total Assets	$20,192	$14,934

LIABILITIES
Short-term and long-term debt	4,408	—
Employee benefits liabilities	1,184	—
Loans from affiliates	600	1,484
Income taxes payable	16	—
Accrued liabilities	118	29
Total Liabilities	6,326	1,513

EQUITY ATTRIBUTABLE TO HOLDINGS
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 561,000,000 shares issued, 528,861,758 and 561,000,000 shares outstanding, respectively	5	5
Capital in excess of par value	1,908	1,299
Treasury stock, at cost, 32,138,242 shares	(640)	—
Retained earnings	13,989	12,225
Accumulated other comprehensive income (loss)	(1,396)	(108)
Total equity attributable to Holdings	13,866	13,421
Total Liabilities and Equity Attributable to Holdings	$20,192	$14,934

The financial information of AXA Equitable Holdings, Inc. should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

AXA EQUITABLE HOLDINGS, INC.
SCHEDULE II
STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) (PARENT COMPANY)
YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016

	2018	2017	2016
	(in millions)
REVENUES
Equity in income (losses) from continuing operations of consolidated subsidiaries	$2,404	$863	$1,293
Net investment income (loss)	30	8	7
Investment gains (losses), net	(8)	—	—
Other income	(1)	—	—
Total revenues	2,425	871	1,300

EXPENSES
Interest expense	214	31	27
Other operating costs and expenses	123	22	26
Total expenses	337	53	53
Income (loss) from continuing operations, before income taxes	2,088	818	1,247
Income tax (expense) benefit	(268)	16	7
Net income (loss) attributable to Holdings	1,820	834	1,254
Other comprehensive income (loss)	(1,192)	816	(276)
Total comprehensive income (loss) attributable to Holdings	$628	$1,647	$1,010

The financial information of AXA Equitable Holdings, Inc. should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

AXA EQUITABLE HOLDINGS, INC.
SCHEDULE II
STATEMENTS OF CASH FLOWS (PARENT COMPANY)
YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016

	2018	2017	2016
	(in millions)
Net income (loss) attributable to Holdings	$1,820	$834	$1,254
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in net (earnings) loss of subsidiaries	(2,404)	(863)	(1,293)
Amortization and depreciation	—	—	—
Changes in:
Current and deferred income taxes	111	(14)	(6)
Dividends from subsidiaries	1,838	20	—
Other, net	(264)	24	27
Net cash provided by (used in) operating activities	$1,101	$1	$(18)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	18	—	—
Short-term investments	1,038
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(355)	—	—
Short-term investments	(1,113)
Other	(16)	—	—
Repayment of loans to affiliates	1,045	—	—
Issuance of loans to affiliates	(572)	(900)	—
Increase in cash and cash equivalents from merger of AXA Financial, Inc.	381	—	—
Purchase of shares of consolidated subsidiaries	—	(55)	—
Other, net	(5)	—	—
Net cash provided by (used in) investing activities	$421	$(955)	$—

Cash flows from financing activities:
Issuance of long-term debt	4,057	—	—
Proceeds from loans from affiliates	800	731	—
Repayments of loans from affiliates	(200)	(56)	—
Shareholder dividends paid	(157)	—	—
Purchase of AllianceBernstein Units	(1,340)	—	—
Purchase of treasury shares	(648)	—	—
Capital contribution from parent company	8	318	—
Capital contribution to subsidiaries	(3,679)	—	—
Net cash provided by (used in) financing activities	$(1,159)	$993	$—

Change in cash and cash equivalents	363	39	(18)
Cash and cash equivalents, beginning of year	44	5	23
Cash and cash equivalents, end of year	$407	$44	$5

Non-cash transactions:
Goodwill and intangible assets	$1,079	$—	$—
Equity investments	$8	$—	$—
Other assets	$774	$—	$—
Settlement of long-term debt	$(349)	$—	$—
Employee benefit plans	$(1,168)	$—	$—
Other liabilities	$(20)	$—	$—
The financial information of AXA Equitable Holdings, Inc. should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO PARENT COMPANY FINANCIAL STATEMENTS
1)    BASIS OF PRESENTATION
The financial information of Holdings should be read in conjunction with the Consolidated Financial Statements and Notes thereto. AXA, the ultimate parent company of Holdings, is the holding company for the AXA Group, a worldwide leader in life, property and casualty and health insurance, and asset management.
2)    LOANS TO AFFILIATES
In 2018, AXA Equitable received a $572 million loan from Holdings. The loan has an interest rate of 3.75% and matures in December 2019.
In 2013, Colisee Re received a $145 million loan from Holdings. The loan had an interest rate of 4.75% and a maturity date in December 2028. The loan was repaid on April 23, 2018.
3)    LOANS FROM AFFILIATES
In March 2010 AXA Financial issued Subordinated Notes to AXA Life Insurance Company LTD in the amount of $770 million. This loan was repaid on April 20, 2018
In December 2014, AXA Financial received a $2,727 million, three-month LIBOR plus 1.06% margin term loan from AXA. AXA Financial repaid $520 million of this loan in June 2015 and repaid an additional $1,200 million of this loan in 2016. On April 20, 2018, the remainder of this loan was repaid.
In 2015, Holdings received a $366 million, three-month LIBOR plus 1.44% loan from AXA. This loan was repaid on April 20, 2018.
In December 2013, Coliseum Re issued $242 million and $145 million of 4.75% Senior Unsecured Notes to Holdings. These loans were repaid on March 26, 2018.
In 2017, Holdings received a $100 million and $10 million loan from AXA CS. The loans have interest rates of 1.86% and 1.76%, respectively, and were repaid on their maturity date of February 5, 2018.
In December 2017, Holdings received a $622 million, three-month LIBOR plus 0.439% margin term loan from AXA. The loan was repaid on April 20, 2018.
In April 2018, Holdings received a $800 million loan from AXA Equitable. The loan has an interest rate of 3.69% and matures in April 2021. In December 2018, Holdings repaid $200 million of this loan.
Interest cost related to these loans totaled $48 million, $77 million and $71 million for the years ended December 31, 2018, 2017 and 2016, respectively.
4)    RELATED PARTY TRANSACTIONS
Disposition of AXA CS
Holdings formerly held 78.99% of the shares of AXA CS, which holds certain AXA U.S. P&C business. AXA CS and its subsidiaries have been excluded from the historical Consolidated Financial Statements since they were operated independently from the other Holdings subsidiaries.
In March 2018, Holdings sold its AXA CS shares to AXA for $630 million. In anticipation of this sale, in the fourth quarter of 2017, AXA made a short-term loan of $622 million to Holdings with interest calculated at three-month LIBOR plus 0.439% margin. Holdings’ repayment obligation to AXA in respect of this loan was set off against the purchase price for the AXA CS shares, and AXA paid Holdings the $8 million balance in cash. The net result of the sale was a decrease in Loans from affiliates of $622 million, an increase in cash of $8 million, and an increase in capital in excess of par of $630 million.

Acquisition of Noncontrolling Interest of AXA Financial
In March 2018, AXA contributed the 0.5% noncontrolling interest in AXA Financial to Holdings, resulting in AXA Financial becoming a wholly-owned subsidiary of Holdings. The contribution is reflected as a $66 million capital contribution.
Acquisition of Additional AB Units
On April 23, 2018, Holdings purchased: (i) 100% of the shares of AXA-IM Holding U.S. Inc., which owns 41,934,582 AB Units, for a purchase price of $1,113 million and (ii) 8,160,000 AB Units held by Coliseum Re for $217 million. As a result of these two transactions, Holdings ownership of AB increased to approximately 65%, Noncontrolling interest decreased by $29 million, Capital in excess of par increased by $17 million and taxes payable increased by $174 million.
Pre-IPO Transactions with AXA Affiliates
As former wholly-owned subsidiaries of AXA, Holdings and its subsidiaries have historically entered into various transactions with AXA Affiliates.
General Services Agreements with AXA Affiliates
Prior to the IPO, Holdings entered into cost-sharing and general service agreements with various AXA Affiliates pursuant to which the parties provided general corporate services (IT, human resources, legal, finance, etc.) to each other.
5)    AXA FINANCIAL MERGER
On October 1, 2018, AXA Financial merged with and into its direct parent, Holdings, with Holdings continuing as the surviving entity (the “AXA Financial Merger”). As a result of the AXA Financial Merger, Holdings assumed all of AXA Financial’s assets and liabilities, including its obligations under the Senior Debentures, two assumption agreements under which it legally assumed primary liability for certain employee benefit plans of AXA Equitable Life and various guarantees for its subsidiaries. Holdings also replaced AXA Financial as a party to the $2 billion commercial paper program initiated by AXA and AXA Financial in June 2009. Holdings was removed as an issuer under the program in October 2018.
The following table discloses the assets and liabilities that Holdings assumed at the date of the merger.

	As of October 1, 2018
	Assets	Liabilities
	(in millions)
Cash and cash equivalents	$381
Goodwill and other intangibles assets, net	1,079
Other equity investments	13
Other assets	777
Total Assets	$2,250

Employee benefit liabilities		$1,168
Long-term debt		349
Income taxes payable		2,106
Other liabilities		20
Total Liabilities		$3,643
6)    INCOME TAXES
Holdings and certain of its consolidated subsidiaries and affiliates file a consolidated federal income tax return. Holdings has tax sharing agreements with certain of its subsidiaries and generally will either receive or pay these subsidiaries for utilization of the subsidiaries’ tax benefits or expense. Holdings settles these amounts annually.

AXA EQUITABLE HOLDINGS, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2018

	Individual Retirement	Group Retirement	Investment Management and Research	Protection Solutions	Corporate and Other	Total
	(in millions)
Deferred policy acquisition costs	$3,229	$657	$—	$2,706	$153	$6,745
Policyholders’ account balances	20,798	11,617	—	13,989	3,519	49,923
Future policy benefits and other policyholders' liabilities	16,076	6	—	4,556	10,360	30,998
Policy charges and premium revenue	2,124	271	—	2,103	420	4,918
Net investment income (loss) (1)	497	552	36	903	474	2,462
Policyholders’ benefits and interest credited	590	294	—	2,308	813	4,005
Amortization of deferred policy acquisition costs	183	(8)	—	161	(3)	333
All other operating expenses (2)	764	325	2,538	561	1,091	5,279
____________

(1)	Net investment income (loss) is allocated to segments. Includes net derivative gains (losses).

(2)	Operating expenses are allocated to segments.

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2017

	Individual Retirement	Group Retirement	Investment Management and Research	Protection Solutions	Corporate and Other	Total
	(in millions)
Deferred policy acquisition costs (1)	$2,988	$519	$—	$2,352	$60	$5,919
Policyholders’ account balances	19,414	11,318	—	13,908	2,531	47,171
Future policy benefits and other policyholders' liabilities	15,202	2	—	5,444	9,682	30,330
Policy charges and premium revenue	2,116	248	—	1,995	458	4,817
Net investment income (loss) (2)	1,292	523	118	850	513	3,296
Policyholders’ benefits and interest credited	2,728	282	—	1,432	919	5,361
Amortization of deferred policy acquisition costs	114	25	—	374	(10)	503
All other operating expenses (3)	881	463	2,517	734	695	5,290
____________

(1)	Amounts previously reported for Individual Retirement, Group Retirement and Protection Solutions were: $2,877 million, $678 million and $2,304 million, respectively.

(2)	Net investment income (loss) is allocated to segments. Includes net derivative gains (losses).

(3)	Operating expenses are allocated to segments.

FOR THE YEAR ENDED DECEMBER 31, 2016

	Individual Retirement	Group Retirement	Investment Management and Research	Protection Solutions	Corporate and Other	Total
	(in millions)
Policy charges and premium revenue	$1,980	$217	$—	$2,156	$459	$4,812
Net investment income (loss) (1)	(1,060)	431	133	763	550	817
Policyholders’ benefits and interest credited	1,195	268	—	1,940	906	4,309
Amortization of deferred policy acquisition costs	139	50	—	551	39	779
All other operating expenses (2)	818	296	2,306	600	628	4,648
____________

(1)	Net investment income (loss) is allocated to segments. Includes net derivative gains (losses).

(2)	Operating expenses are allocated to segments.

AXA EQUITABLE HOLDINGS, INC.
SCHEDULE IV
REINSURANCE (1)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(in millions)
2018
Life insurance in-force	$488,431	$69,255	$31,249	$450,425	6.9%

Premiums:
Life insurance and annuities	$963	$100	$204	$1,067	19.1%
Accident and health	49	32	10	27	37.0%
Total Premiums	$1,012	$132	$214	$1,094	19.6%

2017
Life insurance in-force	$483,010	$73,049	$31,886	$441,847	7.2%

Premiums:
Life insurance and annuities	$984	$103	$216	$1,097	19.7%
Accident and health	54	36	9	27	33.3%
Total Premiums	$1,038	$139	$225	$1,124	20.0%

2016
Life insurance in-force	$485,888	$77,306	$30,688	$439,270	7.0%

Premiums:
Life insurance and annuities	$937	$106	$222	$1,053	21.1%
Accident and health	61	40	9	30	30.0%
Total Premiums	$998	$146	$231	$1,083	21.3%
__________

(1)	Includes amounts related to the discontinued group life and health business.

Part II, Item 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Part II, Item 9A
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The management of the Company, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2018. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.
Due to the material weaknesses described below, the Company’s CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2018.
As previously reported, the Company identified two material weaknesses in the design and operation of the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management, including the Company’s CEO and CFO, have concluded that we do not:

(i)
maintain effective controls to timely validate that actuarial models are properly configured to capture all relevant product features and provide reasonable assurance timely reviews of assumptions and data have occurred, and, as a result, errors were identified in future policyholders’ benefits and deferred policy acquisition costs balances; and

(ii)
maintain sufficient experienced personnel to prepare the Company’s consolidated financial statements and to verify consolidating and adjusting journal entries are completely and accurately recorded to the appropriate accounts or segments and, as a result, errors were identified in the consolidated financial statements, including in the presentation and disclosure between sections of the statements of cash flows.

These material weaknesses resulted in misstatements in the Company’s previously issued annual and interim financial statements and resulted in:
(i) the revision of the interim financial statements for the nine, six, and three months ended September 30, June 30, and March 31, 2018 and 2017, respectively, and the annual financial statements for the year ended December 31, 2017;

(ii) the amended restatement of the interim financial statements for the nine months ended September 30, 2017 and the six months ended June 30, 2017, and the year ended December 31, 2016 and revisions for the six and three months ended June 30, 2018 and March 31, 2018, respectively, and the three months ended March 31, 2017 and the years ended December 31, 2017, 2015, 2014, and 2013, respectively;

(iii) the revision of the annual financial statements for the year ended December 31, 2017 and amended the restated annual financial statements for the year ended December 31, 2016, and amended the restated interim financial statements for the nine and six months ended September 30, 2017, and June 30, 2017, respectively;

(iv)
the restatements of the interim financial statements for the nine and six months ended September 30, 2017 and June 30, 2017, respectively, the restatement of the annual financial statements for the year ended December 31, 2016, the revision of the interim financial statements for the nine and six months ended September 30, 2016 and June 30, 2016, respectively, and the revision of the annual financial statements for the year ended December 31, 2015; and

(v)
the restatement of the interim financial statements for the six months ended June 30, 2017 and the revision of the annual financial statements for the years ended December 31, 2016, 2015 and 2014, respectively, and the interim financial statements for the six months ended June 30, 2016.

These revisions and restatements were directly related to the material weaknesses described above and not indicative of any new material weaknesses. Until remediated, there is a reasonable possibility that these material weaknesses could result in a material misstatement of the Company’s consolidated financial statements or disclosures that would not be prevented or detected.
Remediation Status of Material Weaknesses
Management continues to execute its plan moving towards remediation of the material weaknesses. Since identifying the material weaknesses, management has performed the following activities:
Material Weakness Related to Actuarial Models, Assumptions and Data

•	We have designed and implemented an enhanced model validation control framework, including a rotational schedule to periodically re-validate all U.S. GAAP models.

•	We have designed and implemented enhanced controls and governance processes for new model implementations.

•	We have designed and implemented enhanced controls for model changes.

•	We have designed and implemented enhanced controls over the annual assumption setting process, including a comprehensive master assumption inventory and risk framework.

•
We have completed a current state assessment of significant data flows feeding actuarial models and assumptions. We have initiated a validation review and a control design assessment of these data flows.

•	We are in the process of completing a comprehensive plan for enhancing the process and controls over the reliability of data feeding significant actuarial models.
Material Weakness Related to Insufficient Personnel and Journal Entry Process

•
With respect to insufficient personnel, we have strengthened our finance team by adding approximately 25 employees to the Accounting and Financial Reporting areas. Of these additional resources, eleven have a CPA license, eight have worked at a “Big 4” public accounting firm and the remainder have worked in a finance area within a public company. We have conducted both specific job-related training and general training on SOX controls and U.S. GAAP related technical topics to new and existing staff.

•
To improve controls over journal entries, a less controlled secondary process that was used for consolidating certain entities, reflecting adjustments to prior periods, and generating the business segment disclosures has been eliminated. Beginning with third quarter 2018, all journal entries are recorded in the Company’s general ledger and the secondary process is no longer necessary.

•
We have enhanced the controls over journal entries through the implementation of new standards designed to ensure effective review and approval of journal entries with sufficient supporting documentation.

•
We have designed and implemented new management review controls within the period end financial reporting process that will operate at a level of precision sufficient to detect errors that could result in a material misstatement.

While progress has been made to remediate both material weaknesses, as of December 31, 2018, we are still in the process of developing and implementing the enhanced processes and procedures and testing the operating effectiveness of these improved controls. We believe our actions will be effective in remediating the material weaknesses, and we continue to devote significant time and attention to these efforts. In addition, the material weaknesses will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses are not remediated as of December 31, 2018.

Changes in Internal Control Over Financial Reporting
We have undertaken the following activities which represent changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2018 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting:

•	Implementation of an enhanced model validation control framework to periodically re-validate all U.S. GAAP models.

•
Design and implementation of new management review controls within the period-end financial reporting process that will operate at a level of precision sufficient to detect errors that could result in a material misstatement.

As described above, the Company continues to design and implement additional controls in connection with its remediation plan. These remediation efforts related to the material weaknesses described above represent changes in our internal control over financial reporting for the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Report on Internal Controls Over Financial Reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Part II, Item 9B.
OTHER INFORMATION
None.

Part III, Item 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth certain information concerning our directors and executive officers. The respective age of each individual in the table below is as of March 1, 2019.

Name	Age	Position
Thomas Buberl	45	Chairman of the Board
Mark Pearson	60	Director; President and Chief Executive Officer
Gérald Harlin	63	Director
Daniel G. Kaye	64	Director
Ramon de Oliveira	64	Director
Bertrand Poupart-Lafarge	51	Director
Karima Silvent	45	Director
George Stansfield	58	Director
Charles G. T. Stonehill	61	Director
Seth Bernstein	57	President and Chief Executive Officer of AllianceBernstein Corporation
Dave S. Hattem	62	Senior Executive Vice President, General Counsel and Secretary
Jeffrey J. Hurd	52	Senior Executive Vice President and Chief Operating Officer
Nick Lane	45	Senior Executive Vice President and Head of U.S. Life, Retirement and Wealth Management
Anders Malmström	51	Senior Executive Vice President and Chief Financial Officer

Directors
Thomas Buberl
Mr. Buberl has been a director since September 2016 and Chairman of the Board since November 2017. He has been a director of AXA Equitable Life and MLOA since May 2016. Mr. Buberl has served as Chief Executive Officer of AXA since September 2016. From March 2016 to August 2016, Mr. Buberl served as Deputy Chief Executive Officer (Directeur Général Adjoint) of AXA. Prior thereto, Mr. Buberl served as Chief Executive Officer of AXA Konzern AG (May 2012 to April 2016), Chief Executive Officer for the global business line for the Health Business (March 2015 to March 2016) and Chief Executive Officer for the global business line for the Life and Savings Business (January 2016 to March 2016). From November 2008 to April 2012, Mr. Buberl served as Chief Executive Officer for Switzerland of Zurich Financial Services (“Zurich”). Prior to joining Zurich, Mr. Buberl held various management positions with Boston Consulting Group (February 2000 to October 2005) and Winterthur Group (November 2005 to October 2008). Mr. Buberl is also Chairman of the Board of Directors of XL Group Ltd. (Bermuda) and a member of the Supervisory Board of Bertelsmann SE & Co. KGaA (Germany).
Mr. Buberl brings to the Board his extensive experience and key leadership skills developed through his service as an executive, including invaluable perspective as the Chief Executive Officer of AXA. The Board also benefits from his perspective as a member of AXA’s Management Committee.
Mark Pearson, President and Chief Executive Officer
Mr. Pearson has been a director since January 2011 and currently serves as our President and Chief Executive Officer. He has been a director of AXA Equitable Life and MLOA since January 2011 and AllianceBernstein Corporation since February 2011. Mr. Pearson also serves as AXA Equitable Life’s Chairman of the Board and Chief Executive Officer. Mr. Pearson has been a member of the Executive Committee of AXA since 2008. From 2008 to 2011, he was the President and Chief Executive Officer of AXA Japan Holding Co. Ltd. (“AXA Japan”). Mr. Pearson joined AXA in 1995 with the acquisition of National Mutual Holdings and was appointed Regional Chief Executive of AXA Asia Life in 2001. Before joining AXA, Mr. Pearson spent approximately 20 years in the insurance sector, assuming several senior manager positions at Hill Samuel, Schroders, National Mutual Holdings and Friends Provident. Mr. Pearson is a Fellow of the Chartered Association of Certified Accountants and is a member of the Board of Directors of the American Council of Life Insurers.
Mr. Pearson brings to the Board diverse financial services experience developed though his service as an executive, including as a Chief Executive Officer, to AXA Equitable Life, AXA Japan and other AXA affiliates.
Gérald Harlin
Gérald Harlin has been a director since September 2016 and was Chairman and Chief Executive Officer from September 2016 to November 2017. He has been a director of AXA Equitable Life and MLOA since May 2018. Mr. Harlin has been AXA’s Deputy Chief Executive Officer (Directeur Général Adjoint) since December 2017, Chief Financial Officer since 2010, a member of AXA’s Executive Committee since July 2008 and a member of AXA’s Management Committee since July 2016. He holds various directorships within AXA: Chairman & Chief Executive Officer of AXA China (France), Chief Executive Officer and a member of the Management Board of Vinci B.V. (the Netherlands), Chairman of the Board of Directors of AXA Holdings Belgium SA (Belgium) and AXA Mediterranean Holdings, S.A.U. (Spain), Chairman of AXA Oeuvres d’Art (France) and Lor Patrimoine (France), Chairman of the Management Committee of AXA ASIA (France), a member of the Supervisory Board of AXA Liabilities Managers (France) and director of AXA Real Estate Investment Managers (France). Mr. Harlin is also AXA’s permanent representative to the board of AXA Investment Managers (France). From 2003 to 2009, Mr. Harlin served as Executive Vice President, Finance & Control of AXA. From 1979 to 1990, Mr. Harlin held various positions with the Total Group. He was Head of Corporate Finance Department for North America, Mining & Chemical Subsidiaries from 1989 to 1990.
Mr. Harlin brings to the Board his extensive experience and key leadership skills developed through his service as an executive, including invaluable perspective as the Chief Financial Officer of AXA. The Board also benefits from his perspective as a member of AXA’s Management Committee.
Daniel G. Kaye
Mr. Kaye has been a director since April 2018. He has been a director of AXA Equitable Life and MLOA since September 2015 and AllianceBernstein Corporation since May 2017. Mr. Kaye currently serves as the Chairman of the Audit Committee of AllianceBernstein Corporation and is a member of the Compensation Committee. Mr. Kaye was a member of the Board of Directors of AXA Insurance Company from April 2017 to December 2018. From January 2013 to May 2014, Mr. Kaye served as Interim Chief Financial Officer and Treasurer of HealthEast Care System (“HealthEast”). Prior to joining HealthEast, Mr. Kaye spent 35 years with Ernst & Young LLP (“Ernst & Young”) from which he retired in 2012. Throughout his time at Ernst & Young, where he was an audit partner for 25 years, Mr. Kaye enjoyed a track record of increasing leadership and responsibilities, including serving as the New England Managing Partner and the Midwest Managing Partner of Assurance. Mr. Kaye was a member of the Board of Directors of Ferrellgas Partners L.P. (“Ferrellgas”) from August 2012 to November 2015 where he served on the Audit Committee and Corporate Governance and Nominating Committee (Chair). Mr. Kaye is a Certified Public Accountant and National Association of Corporate Directors (NACD) Board Leadership Fellow.
Mr. Kaye brings to the Board invaluable expertise as an audit committee financial expert, extensive financial services and insurance industry experience and his general knowledge and experience in financial matters developed through his roles at Ernst & Young and HealthEast. The Board also benefits from his experience as a director of Ferrellgas, AllianceBernstein Corporation and AXA Insurance Company.
Ramon de Oliveira
Mr. de Oliveira has been a director since April 2018. Mr. de Oliveira has been a member of AXA’s Board of Directors since April 2010, where he serves on the Finance Committee (Chair) and Audit Committee, and from April 2009 to May 2010, he was a member of AXA’s Supervisory Board. He is also currently a member of the Board of Directors of AllianceBernstein Corporation since May 2017, where he serves as a member of the Executive and Compensation Committees. He is currently the Managing Director of the consulting firm Investment Audit Practice, LLC, based in New York, NY. From 2002 to 2006, Mr. de Oliveira was an adjunct professor of Finance at Columbia University. Starting in 1977, he spent 24 years at JP Morgan & Co. where he was Chairman and Chief Executive Officer of JP Morgan Investment Management and was also a member of the firm’s Management Committee since its inception in 1995. Upon the merger with Chase Manhattan Bank in 2001, Mr. de Oliveira was the only executive from JP Morgan & Co. asked to join the Executive Committee of the new firm with operating responsibilities. Previously he has served as a director of JP Morgan Suisse, American Century Company, Inc., SunGard Data Systems, JACCAR Holdings and The Hartford Insurance Company. Mr. de Oliveira was a director of AXA Equitable Life and MLOA from May 2011 to May 2018.
Mr. de Oliveira brings to the Board extensive financial services experience, and key leadership and analytical skills developed through his roles within the financial services industry and academia. The Board also will benefit from his perspective as a director of AXA and as a former director of other companies.
Bertrand Poupart-Lafarge
Mr. Poupart-Lafarge has been a director since April 2018. He has been a director of AXA Equitable Life and MLOA since May 2018. Mr. Poupart-Lafarge has served as Chief Financial Officer of AXA France since January 2019. Mr. Poupart-Lafarge previously served as Chief Financial Officer of AXA UK from September 2013 to December 2018, and from April 2018 until September 2018, he also acted as interim Chief Executive Officer of AXA UK. Mr. Poupart-Lafarge started with AXA UK in September 2012 when he served as Deputy CFO (with responsibility for financial controls; planning, budgeting, reporting and tax; business intelligence; and finance projects). He also previously held the roles of Chief Investment Officer and Treasurer of AXA Equitable Life and, prior to that, Executive Vice President and Chief Financial Officer of AXA Canada. He has also held various roles in AXA France in Paris since 1997.
Mr. Poupart-Lafarge brings to the Board his extensive experience, knowledge and key leadership skills, developed through his service as an executive, including his experience as Chief Financial Officer of AXA France and AXA UK.
Karima Silvent
Mrs. Silvent has been a director since April 2018. She has been a director of AXA Equitable Life and MLOA since May 2018. Mrs. Silvent served as HR Director of AXA France from July 2016 to November 2017 and Global Head of HR for AXA Group since December 2017. In April 2012, she joined GIE AXA as Global HR Business Partner for Chief Operating Office functions (Operations, IT, Marketing and Distribution) and, in September 2013, she was appointed Global HR Director in charge of workforce transformation, culture, employer brand and recruiting and also in charge of talent and executive career management for support functions professional families (Finance, Legal & Compliance, IT, Marketing & Distribution, Operations, HR and Communication). Prior to that, in 2007, Mrs. Silvent joined Korian, a private health group (clinics, retirement homes), first as Group HR Director and in 2011 as Chief Operating Officer for the French Business Line. Previously, in 2002, she was Deputy Human Resources Director at the French, state-owned Health Service (Hôpitaux de Paris), with approximately 90,000 employees. In 1997, Mrs. Silvent was Deputy and then Head of the National Fund for Employment the French Ministry of Employment and Health, where she worked on employment reforms as well as helped private companies implement HR policies.

Mrs. Silvent brings to the Board her extensive experience, knowledge and key leadership skills, developed through her service in both the government and private sectors, in implementing and managing human resources and employment matters, including her experience as Global Head of HR for AXA Group and HR Director of AXA France.
George Stansfield
Mr. Stansfield has been a director since November 2017. He has been a director of AXA Equitable Life and MLOA since May 2017. Since December 2017, Mr. Stansfield has been Deputy Chief Executive Officer (Directeur Général Adjoint) of AXA, and since July 2016, Mr. Stansfield has been Group General Secretary and a member of AXA’s Management Committee. Mr. Stansfield was previously Head of AXA’s Group Human Resources from 2010 to 2016 and was AXA’s Group General Counsel from 2004 to 2016. Prior to 2004, Mr. Stansfield was an attorney in the legal department of AXA Equitable Life for 11 years. Mr. Stansfield holds various directorships within AXA: Chairman of the Supervisory Board of AXA Liabilities Managers (France), GIE AXA (France) and Kamet (France), Chairman of the Management Committee of AXA Venture Partners (France) and director or Management Committee member of AXA ASIA (France) and AXA Life Insurance Co Ltd. (Japan). Mr. Stansfield is also AXA’s permanent representative to the board of AXA Millésimes Finance, Château Petit Village, Château Pichon Longueville, SCI de L’Arlot and Société Belle Hélène. Mr. Stansfield is also a Trustee of the American Library of Paris, a non-profit organization and the largest English language lending library on the European mainland.
Mr. Stansfield brings to the Board his extensive experience and knowledge and key leadership skills developed through his service as an executive, including his experience as Group General Secretary and his perspective as a member of AXA’s Management Committee.
Charles G.T. Stonehill
Mr. Stonehill has been a director since April 2018. Mr. Stonehill is Founding Partner of Green & Blue Advisors LLC. He also serves as nonexecutive Vice Chairman of the Board of Directors of Julius Baer Group Ltd. Mr. Stonehill is a member of the Board of Directors of CommonBond, LLC and of PlayMagnus A/S. During his financial services career, Mr. Stonehill served as the Managing Director of Lazard Frères & Co., LLC, and global head of Lazard Capital Markets from 2002 to 2004. He served as Head of Investment Banking for the Americas of Credit Suisse First Boston from 1997 to 2002 and as Head of European Equities and Equity Capital Markets at Morgan Stanley & Co., Inc., from 1984 to 1997. Mr. Stonehill began his career at JP Morgan in the oil and gas investment banking group, where he worked from 1978 to 1984. Mr. Stonehill is also a director of AXA Equitable Life since November 2017. He served as a director of MLOA from November 2017 to May 2018.
Mr. Stonehill brings to the Board his expertise and distinguished track record of success in the financial services industry and over 30 years’ experience in energy markets, investment banking and capital markets.
Executive Officers
The current executive officers (other than our President and Chief Executive Officer, whose biography is included above in the Directors information) are as follows:
Seth Bernstein, President and Chief Executive Officer of AllianceBernstein Corporation
Mr. Bernstein has been the President and Chief Executive Officer of AllianceBernstein Corporation since May 2017. Mr. Bernstein is also a director of AllianceBernstein Corporation. From 2014 to 2017, Mr. Bernstein was Managing Director and Global Head of Managed Solutions and Strategy at JPMorgan Asset Management. In this role, he was responsible for the management of all discretionary assets within the Private Banking client segment. From 2012 to 2014, Mr. Bernstein was Managing Director and Global Head of Asset Management Solutions for JPMorgan Chase & Co. Among other roles, Mr. Bernstein was Managing Director and Global Head of Fixed Income & Currency from 2002 to 2012. Previously, Mr. Bernstein served as Chief Financial Officer at JPMorgan Chase’s investment management and private banking division. He is a member of the Board of Managers of Haverford College.
Dave S. Hattem, Senior Executive Vice President, General Counsel and Secretary
Mr. Hattem is responsible for the oversight of the Law Department, including the compliance, government relations and corporate secretary’s functions, helping the Company navigate the legal and regulatory environment to achieve its strategic goals. Mr. Hattem has been the Senior Executive Director and General Counsel of AXA Equitable Life since 2012. Prior to his election as General Counsel in 2010, he served as Senior Vice President and Deputy General Counsel of AXA Equitable Life from 2004 to 2010. Prior to joining AXA Equitable Life in 1994, Mr. Hattem served in several senior management positions in the Office of the United States Attorney for the Eastern District of New York. Mr. Hattem began his professional legal career as an Associate in the Litigation Department of Barrett Smith Schapiro Simon & Armstrong. Mr. Hattem is Chairman of the Board of Directors of The Life Insurance Council of New York.
Jeffrey J. Hurd, Senior Executive Vice President and Chief Operating Officer
Mr. Hurd is responsible for overseeing the human resources, information technology and transformation office functions. The transformation office encompasses operations, data and analytics, procurement and oversight of strategic taskforces. Prior to joining us on January 8, 2018, Mr. Hurd held various positions at American International Group, Inc. (“AIG”), where he most recently served as executive vice president and chief operating officer. Mr. Hurd joined AIG in 1998 and served in various leadership positions there, including AIG deputy general counsel, general counsel and chief administrative officer of asset management, AIG chief administrative officer and executive vice president and chief human resources officer.
Nick Lane, Senior Executive Vice President and Head of U.S. Life, Retirement and Wealth Management
Mr. Lane oversees all aspects of the Company’s retirement and protection businesses, including Individual Retirement, Group Retirement and Protection Solutions, as well as distribution. Mr. Lane also serves as President of AXA Equitable Life. Prior to his most recent role as Chief Executive Officer of AXA Japan which commenced in 2016, Mr. Lane served in multiple roles with the Company, including Senior Executive Director and Head of U.S. Life and Retirement for AXA Equitable Life from 2013 to 2016. Before joining AXA Equitable Life in 2008, Mr. Lane was a leader in the sales and marketing practice of the strategic consulting firm McKinsey & Co. Prior to McKinsey & Co., Mr. Lane served as a captain in the United States Marine Corps.
Anders Malmström, Senior Executive Vice President and Chief Financial Officer
Mr. Malmström is responsible for all actuarial and investment functions, with oversight of the controller, tax, expense management and distribution finance areas. Mr. Malmström has been the Senior Executive Director and Chief Financial Officer of AXA Equitable Life since 2012. Prior to joining AXA Equitable Life, Mr. Malmström was a member of the Executive Board and served as the Head of the Life Business at AXA Winterthur. Prior to joining AXA Winterthur in January 2009, Mr. Malmström was a Senior Vice President at Swiss Life, where he was also a member of management. Mr. Malmström joined Swiss Life in 1997, and held several positions of increasing responsibility during his tenure. Mr. Malmström was appointed a Director of AB in 2017.
Corporate Governance
Board Composition and Director Independence
Our Board is composed of nine directors. Our directors are elected annually to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified. The Shareholder Agreement with AXA provides AXA with certain rights relating to the composition of our Board. See “Certain Relationships and Related Party Transactions-Relationship with AXA-Shareholder Agreement.”
The number of members on our Board may be fixed by majority vote of the members of our Board. Any vacancy in the Board that results from (x) the death, disability, resignation or disqualification of any director shall be filled by an affirmative vote of at least a majority of the directors then in office, even if less than a quorum, or by a sole remaining director and (y) an increase in the number of directors or the removal of any director shall be filled (a) until the first date on which AXA ceases to beneficially own more than 50% of the outstanding shares of common stock, solely by an affirmative vote of the holders of at least a majority of the outstanding shares of common stock entitled to vote in an election of directors and (b) from and after the first date on which AXA ceases to beneficially own more than 50% of the outstanding shares of common stock, by an affirmative vote of at least a majority of the directors then in office, even if less than a quorum, or by a sole remaining director. Each director shall hold office until his or her successor has been duly elected and qualified, or until his or her earlier death, resignation or removal.
Our Board has determined that Daniel G. Kaye, Ramon de Oliveira and Charles G. T. Stonehill are “independent” as defined under the NYSE rules and the Exchange Act rules and regulations.

Controlled Company
AXA controls a majority of the voting power of our outstanding common stock and owns approximately 59% of our common stock. Accordingly, we are a “controlled company” within the meaning of the NYSE corporate governance standards. Under NYSE rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain NYSE corporate governance standards, including:

•	the requirement that a majority of the Board consist of independent directors;

•	the requirement that we have a compensation committee that is composed entirely of independent directors

•	the requirement that our nominating and corporate governance committee be composed entirely of independent directors; and

•	the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.
We continue to use these exemptions. Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance rules and requirements. The “controlled company” exception does not modify audit committee independence requirements of Rule 10A-3 under the Exchange Act and NYSE rules.
Board Committees
Our Board maintains an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee, an Executive Committee and a Finance and Risk Committee. Under NYSE rules, our Audit Committee is required to be composed entirely of independent directors within one year from the date of the effectiveness of the IPO prospectus. As a controlled company, we are not required to have fully independent Compensation or Nominating and Corporate Governance Committees. The following is a brief description of our committees.
Audit Committee
The primary purposes of the Audit Committee are to: (i) assist the Board in overseeing (a) the quality and integrity of our financial statements, (b) the qualifications, independence and performance of our independent auditor, (c) our accounting, financial and external reporting policies and practices, (d) the performance of our internal audit function and (e) our compliance with legal and regulatory requirements, including without limitation any requirements promulgated by the Public Company Accounting Oversight Board and the Financial Accounting Standards Board; (ii) prepare the report of the Audit Committee required to be included in our annual proxy statement and (iii) exercise an oversight function, as contemplated by the Implementation Guide of the National Association of Insurance Commissioners for the Annual Financial Reporting Model Regulation, over the statutory financial reporting of certain insurance and captive reinsurance company subsidiaries of Holdings. The charter of our Audit Committee is available without charge on the investor relations portion of our website.
The members of our Audit Committee are Gérald Harlin, Daniel G. Kaye (Chair), Ramon de Oliveira and Charles G. T. Stonehill. Our Board has designated Gérald Harlin, Daniel G. Kaye, Ramon de Oliveira and Charles G. T. Stonehill as “audit committee financial experts,” and each of Gérald Harlin, Daniel G. Kaye, Ramon de Oliveira and Charles G. T. Stonehill has been determined to be “financially literate” under NYSE rules. Our Board has also determined that Daniel G. Kaye, Ramon de Oliveira and Charles G. T. Stonehill are “independent” as defined under NYSE and Exchange Act rules and regulations.
Compensation Committee
The primary purposes of the Compensation Committee are to: (i) discharge the Board’s responsibilities relating to compensation of Holdings’ executive officers; (ii) take such other actions relating to the compensation and benefits structure of Holdings as the committee deems necessary or appropriate; and (iii) review management development and succession plans for the executive officers. The charter of our Compensation Committee is available without charge on the investor relations portion of our website.
The members of our Compensation Committee are Daniel G. Kaye, Ramon de Oliveira (Chair), George Stansfield and Charles G. T. Stonehill. Our Board has also determined that Daniel G. Kaye, Ramon de Oliveira and Charles G. T. Stonehill are “independent” as defined under NYSE and Exchange Act rules and regulations. In light of our status as a “controlled company” within the meaning of the corporate governance standards of the NYSE, we are exempt from the requirement that our Compensation Committee be composed entirely of independent directors under listing standards applicable to membership on the Compensation Committee. We have established a sub-committee of our Compensation Committee consisting of Daniel G. Kaye, Ramon de Oliveira and Charles G. T. Stonehill for purposes of approving any equity-based compensation that we may wish to qualify for the exemption provided under Rule 16b-3 under the Exchange Act.
Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee is responsible, among its other duties and responsibilities, for: (i) identifying individuals qualified and suitable to become Board members and recommending to the Board the director nominees for each annual meeting of stockholders; (ii) developing and recommending to the Board a set of corporate governance principles applicable to us; and (iii) otherwise taking a leadership role in shaping our corporate governance policies. The charter of our Nominating and Corporate Governance Committee is available without charge on the investor relations portion of our website.
The members of our Nominating and Corporate Governance Committee are Daniel G. Kaye, Ramon de Oliveira (Chair), George Stansfield and Charles G. T. Stonehill. Our Board has also determined that Daniel G. Kaye, Ramon de Oliveira and Charles G. T. Stonehill are “independent” as defined under NYSE and Exchange Act rules and regulations. In light of our status as a “controlled company” within the meaning of the corporate governance standards of the NYSE, we are exempt from the requirement that our Nominating and Corporate Governance Committee be composed entirely of independent directors.
Executive Committee
The function of the Executive Committee is to exercise the authority of the Board in the management of Holdings between meetings of the Board with specified exceptions.
The members of our Executive Committee are Thomas Buberl (Chair), Mark Pearson, George Stansfield and Charles G. T. Stonehill.
Finance and Risk Committee
The primary purpose of the Finance and Risk Committee is to assist the Board in fulfilling its oversight of management’s responsibilities with respect to financial and capital matters, including strategies that bear upon our long-term financial sustainability. In addition, the Finance and Risk Committee oversees the governance of significant risks throughout the Company and the establishment and ongoing monitoring of the Company’s risk profile, risk capacity and risk appetite.
The members of our Finance and Risk Committee are Daniel G. Kaye, Ramon de Oliveira and Charles G. T. Stonehill (Chair).
Code of Ethics
We have a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees and financial professionals. We also have a Financial Code of Ethics that applies to the CEO, CFO and CAO, or persons performing similar functions, and other designated officers and associates. The Code of Business Conduct and Ethics and the Financial Code of Ethics each address matters such as conflicts of interest, confidentiality, fair dealing and compliance with laws and regulations. The Code of Business Conduct and Ethics and the Financial Code of Ethics are available without charge on the investor relations portion of our website at https://ir.axaequitableholdings.com/investors/corporate-governance/governance-documents.  We will promptly disclose any substantive changes in or waiver of, together with reasons for any waiver of, either of these codes granted to our directors or officers, including our Chief Executive Officer, Chief Financial Officer, senior corporate officers with financial, accounting and reporting responsibilities, including the Controller, and Chief Accounting Officer, and any other employee performing similar tasks or functions for the Company, by posting such information on our website at https://ir.axaequitableholdings.com/investors.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires each director and executive officer of Holdings and each beneficial owner of more than ten percent of Holdings’ common stock to file with the SEC initial reports of ownership and reports of changes with respect to his or her ownership of Holdings’ common stock. To the best of our knowledge, during 2018, all reports required by Section 16(a) were timely filed.

Corporate Governance of AB
AB’s activities are managed and controlled by the General Partner of AB Holding and ABLP. The Board of the General Partner acts as the Board of each of AB Holding and ABLP. Neither ABLP Unitholders nor AB Holding Unitholders have any rights to manage or control AB Holding or ABLP or to elect directors of the General Partner. The General Partner is an indirect, wholly owned subsidiary of Holdings.
The General Partner does not receive any compensation from ABLP and AB Holding for services rendered to them as their general partner. The General Partner holds a 1% general partnership interest in ABLP and 100,000 units of general partnership interest in AB Holding. Each general partnership unit in AB Holding is entitled to receive distributions equal to those received by each AB Holding Unit.
The General Partner is entitled to reimbursement for any expenses it incurs in carrying out its activities as general partner of ABLP and AB Holding, including compensation paid by the General Partner to its directors and officers (to the extent such persons are not compensated directly by AB).
Part III, Item 11.
EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Our 2018 Named Executive Officers are:

•	Mark Pearson, President and Chief Executive Officer

•	Anders Malmström, Senior Executive Vice President and Chief Financial Officer

•	Jeffrey Hurd, Senior Executive Vice President and Chief Operating Officer

•	Dave Hattem, Senior Executive Vice President, General Counsel and Secretary

•	Seth Bernstein, Senior Executive Vice President and Head of Investment Management and Research
As President and Chief Executive Officer of Holdings, Mr. Pearson is responsible for the business strategy and operations of the entire Company. The other 2018 Named Executive Officers assist him in his oversight of the Company as members of the Holdings Management Committee (the “Management Committee”). In addition to their responsibilities as members of the Management Committee, Messrs. Malmström, Hurd and Hattem are responsible for day-to-day management of various functions for our retirement and protection businesses as executives of AXA Equitable Life while Mr. Bernstein is responsible for day-to-day management of our investment management and research (“IM&R”) business as the Chief Executive Officer of AB.
Messrs. Pearson, Malmström, Hurd and Hattem (collectively, the “EQH Program Participants”) participate in Holdings’ compensation program for its executives (the “EQH Compensation Program”). Since AB has historically maintained its own plans and programs as a publicly-traded company, Mr. Bernstein participates in AB’s executive compensation program rather than the EQH Compensation Program. AB’s executive compensation is overseen by the AB Board and AB Compensation Committee as further described below.
EQH COMPENSATION PROGRAM
COMPENSATION PHILOSOPHY
The overriding goal of the EQH Compensation Program is to attract, retain and motivate top-performing executives dedicated to our long-term financial and operational success. To achieve this goal, the program incorporates metrics to measure our success and fosters a pay-for-performance culture by:

•	providing total compensation opportunities competitive with the levels of total compensation available at the companies with which we most directly compete for talent;

•	making performance-based variable compensation the principal component of executive pay to ensure that the financial success of executives is based on corporate financial and operational success;

•
setting performance objectives and targets for variable compensation arrangements that provide individual executives with the opportunity to earn above-target compensation by achieving above-target results;

•
establishing equity-based arrangements that align executives’ financial interests with those of our shareholders by ensuring the executives have a material financial stake in Holdings’ common stock and

•	structuring compensation packages and outcomes to foster internal equity.
COMPENSATION DECISION-MAKING PROCESS
Prior to the IPO
Prior to the IPO, Holdings was a wholly-owned indirect subsidiary of AXA, a French company. Accordingly, the EQH Program Participants’ compensation prior to 2018 was primarily based on AXA’s policies and related compensation plans and programs which were not geared toward standard practices for United States public companies in similar businesses.
In anticipation of the IPO, we engaged an independent compensation consultant, Pay Governance LLC (“Pay Governance”), in August 2017 to provide support in understanding industry practice in the United States and to assist in developing compensation policies and programs consistent with Holdings’ transition to a standalone public company. Since Holdings had not yet formed the Compensation Committee, Pay Governance’s work was overseen by management and certain members of the Board and was reviewed with the AXA Equitable Life Organization and Compensation Committee (the “OCC”), which consisted solely of independent directors. Prior to the IPO, the Board approved a number of compensation-related plans, policies and programs based on its review of the Pay Governance analyses discussed below and input from management and the OCC.
Compensation Peer Group Analysis
The first step in developing our compensation policies and programs was to establish a peer group against which those policies and programs would be assessed. Pay Governance assisted in the establishment of a peer group using a screening process under which nine potential peers were initially identified based on objective factors such as industry, geography and assets. This group was then supplemented by companies identified by management as competitors for talent and business. Finally, Pay Governance conducted a review of the peer groups used by others in our sector. The resulting Compensation Peer Group includes:

Compensation Peer Group
The Allstate Corporation
Ameriprise Financial, Inc.
Brighthouse Financial, Inc.
The Hartford Financial Services Group, Inc.
Lincoln National Corporation
Manulife Financial Corporation
Principal Financial Group, Inc.
Prudential Financial, Inc.
Sun Life Financial, Inc.
Unum Group
Voya Financial, Inc.

The purpose of the Compensation Peer Group is to inform - but not determine - compensation-related decisions. Specifically, we view a well-constructed peer group as a key part of a sound benchmarking process, but only a starting point since judgment is critical during both the benchmarking and compensation decision-making processes. We intend to review the Compensation Peer Group on an annual basis.
Compensation Practices Analysis
After the Compensation Peer Group was determined, Pay Governance conducted a comprehensive analysis of executive compensation practices and design features at the companies in the Compensation Peer Group as well as in the broader financial services sector (the “Pay Governance Practices Analysis”). The Pay Governance Practices Analysis focused on:

•	short-term incentive plan design,

•	long-term incentive plan design,

•	stock ownership guidelines,

•	perquisites,

•	claw-back policies,

•	severance practices and

•	retirement plan design.
Competitive Compensation Analysis
In addition to the Pay Governance Practices Analysis, in October 2017, Pay Governance performed a competitive compensation analysis for a number of executive positions, including the positions of Messrs. Pearson, Malmström and Hattem (the “Pay Governance Compensation Analysis”). Mr. Hurd’s position was not included in the Pay Governance Compensation Analysis since, at that time, he was not yet employed by the Company and the terms of his 2018 target direct compensation were under negotiation.
The Pay Governance Compensation Analysis was undertaken in accordance with our pre-existing target pay philosophy which Pay Governance confirmed was consistent with US practice:

Target Pay Philosophy
To provide competitive compensation opportunities by setting total target direct compensation for executive positions at the median for total compensation with respect to the pay for comparable positions at our peer companies, taking into account certain individual factors such as the specific characteristics and responsibilities of a particular executive’s position as compared to similarly situated executives at our peer companies.

Consistent with our target pay philosophy, the base salaries, annual cash incentive awards and equity-based awards of our executives are targeted at the median with respect to those of comparable positions at our peers, unless individual factors require otherwise. For example, an executive’s experience and tenure may warrant a lower initial amount with an adjustment to the median over time. Base salaries and targets are reviewed each year.
The Pay Governance Compensation Analysis focused on the components of direct compensation and included a review of two market reference points other than the Compensation Peer Group to provide a broad perspective of the market and ensure a more comprehensive view of practices both within and outside our more direct comparators. These market reference points include:

•
a broader group of diverse financial services companies with assets of $50 billion or more - this market data was used when reviewing compensation for positions for which the likely talent market is broader than the Compensation Peer Group and

•	a broad group of companies with revenues ranging from $6 billion to $20 billion - this market data was used when reviewing compensation for positions that could be sourced across industries.
Pay Governance measured and compared actual pay levels not only on a total direct compensation basis but also by component to review and compare specific compensation elements as well as the particular mix of fixed versus variable, short-term versus long-term and cash versus equity-based compensation at the peer companies.
Following the IPO
Since its formation at the time of the IPO, the Compensation Committee has been, and continues to be, responsible for the general oversight of our compensation programs. Accordingly, the Compensation Committee is responsible for discharging the Board’s responsibilities relating to compensation of our executives including:

•	reviewing and approving corporate goals and objectives relevant to the compensation of the executives,

•	evaluating the executives’ performance in light of those goals and objectives and determining their compensation level based on this evaluation and

•	reviewing and approving all compensation arrangements with executives.

The Compensation Committee is supported in its work by the Chief Executive Officer, our Human Resources Department and Pay Governance. Other than the Chief Executive Officer, no Named Executive Officer plays a decision-making role in determining the compensation of any other Named Executive Officer. Mr. Hurd plays an administrative role as described in the table below.

Person/Entity	Role
Chief Executive Officer
As Chief Executive Officer of Holdings, Mr. Pearson assists the Compensation Committee in its review of executive compensation other than his own. Mr. Pearson provides the Compensation Committee with his assessment of executive performance relative to the corporate and individual goals and other expectations set for the executives. Based on these assessments, he then provides his recommendations for the executives’ total compensation and the appropriate goals for each in the upcoming year. However, the Compensation Committee is not bound by his recommendations.

Human Resources
Human Resources performs many of the organizational and administrative tasks that underlie the Compensation Committee’s review and determination process and makes presentations on various topics. As Chief Operating Officer, Mr. Hurd oversees this work.

Pay Governance
In addition to its work prior to the IPO as described above, Pay Governance regularly attends Compensation Committee meetings and assists and advises the committee in connection with its ongoing review of executive compensation policies and practices. The Compensation Committee considered and confirmed Pay Governance’s independence pursuant to the listing standards of the New York Stock Exchange in November 2018. Pay Governance does not perform any work for management.

COMPENSATION COMPONENTS
The EQH Compensation Program includes the following key components:

Component	Description
Total Direct Compensation
Base Salary
What is it?
Fixed compensation for services.

What is the purpose of it?
For executives, base salary is intended to provide a fair level of fixed compensation based on the position held, the executive’s career experience, the scope of the position’s responsibilities and the executive’s own performance.

Short-Term Incentive Compensation
What is it?
Variable annual cash incentive awards determined based on performance relative to corporate and individual goals.

What is the purpose of it?
Short-term incentive compensation is intended to:
•
align cash incentive awards with corporate financial results and strategic objectives and reward executives based on corporate and individual performance;
•
enhance the performance assessment process with a focus on accountability;
•
differentiate compensation based on individual performance; and
•
provide competitive total annual compensation opportunities.

Equity-Based Awards
What is it?
Incentive awards consisting of equity vehicles subject to multi-year vesting requirements based on performance requirements and continued service.

What is the purpose of it?
Equity-based awards are intended to:
•
align long-term interests of award recipients with those of shareholders;
•
provide competitive total compensation opportunities; and
•
ensure focus on achievement of long-term strategic business objectives.

Component	Description
Other Compensation and Benefits
Retirement, Health and other Plans and Programs
What is it?
A comprehensive program offering retirement savings, financial protection and other compensation and benefits.

What is the purpose of it?
Our compensation and benefits program is intended to attract and retain high caliber executives and other employees by offering programs that assist with their long-term financial support and security.

Termination Benefits
Severance Benefits
What is it?
Temporary income payments and other benefits provided for certain types of terminations of employment.

What is the purpose of it?
Severance benefits are intended to treat employees fairly at termination and provide competitive total compensation packages.

Change-in-Control Benefits
What is it?
Benefits in the event of a termination related to a change in control.

What is the purpose of it?
Change-in-control benefits are intended to retain executives and incent efforts to maximize shareholder value during a change in control.

Compensation Arrangements
Mr. Pearson is the only EQH Program Participant with an employment agreement. Under Mr. Pearson’s agreement, his employment will continue until he is age 65 unless the employment agreement is terminated earlier by Mr. Pearson or the Company on 30 days’ prior written notice.
As a new hire, Mr. Hurd entered into a letter agreement with AXA Equitable Life dated November 3, 2017 containing the terms of his 2018 target direct compensation. The terms of Mr. Hurd’s letter agreement were negotiated in the fall of 2017 and took into consideration his compensation from his previous employer as well as the importance of establishing the Chief Operating Officer position to facilitate the IPO. Prior to the IPO, the Board approved the terms contained in Mr. Hurd’s letter agreement, including a sign-on bonus of $300,000 that was paid to induce him to join the Company.
Base Salary
The Board reviewed the base salaries of the EQH Program Participants prior to the IPO and made certain adjustments in light of its review of the Pay Governance Compensation Analysis and input from management and the OCC. The following table shows the annual rate of base salary of the EQH Program Participants both before and after adjustment:

EQH Program Participant	Annual Rate of Base Salary Prior to Adjustment	Adjustment	2018 Annual Rate of Base Salary
Mr. Pearson	$1,252,000	N/A	$1,252,000
Mr. Malmström	$660,000	$50,000	$710,000
Mr. Hurd	$900,000	N/A	$900,000
Mr. Hattem	$609,000	$91,000	$700,000
None of the EQH Program Participants other than Mr. Pearson is entitled to a minimum rate of base salary. Under Mr. Pearson’s employment agreement, he is entitled to a minimum rate of base salary of $1,225,000 per year, except that his rate of base salary may be decreased in the case of across-the-board salary reductions similarly affecting all AXA Equitable Life officers with the title of Executive Director or higher.
The base salaries earned by the EQH Program Participants in 2018, 2017 and 2016 are reported in the Summary Compensation Table included below.

Short-Term Incentive Compensation
Variable cash incentive awards are generally available for the EQH Program Participants under the AXA Equitable Holdings, Inc. Short-Term Incentive Compensation Plan (the “STIC Plan”) which was approved by the Board prior to the IPO. The STIC Plan is an ongoing “umbrella” plan that allows the Compensation Committee or Board to establish annual programs setting forth performance goals and other terms and conditions applicable to cash incentive awards for employees.
The Board approved performance objectives and their relative weightings for a 2018 variable cash incentive award program under the STIC Plan (the “2018 STIC Program”) prior to the IPO. The EQH Program Participants were all eligible for awards under the 2018 STIC Program. The amount of an EQH Program Participant’s individual award under the 2018 STIC Program was determined by multiplying his 2018 STIC Program award target (his “STIC Target”) by a funding percentage (the “Final Funding Percentage”) and by his “Individual Assessment Percentage” as further described below. The calculation is as follows, subject to a maximum award of 200% of an executive’s STIC Target:

2018 STIC Target	X	Final Funding Percentage	X	Individual Assessment Percentage	=	2018 STIC Program Award
This section describes each element of the award calculation.
STIC Targets
The Board reviewed the STIC Targets of the EQH Program Participants prior to the IPO and made certain adjustments in light of its review of the Pay Governance Compensation Analysis and input from management and the OCC. The following table shows the STIC Targets of the EQH Program Participants both before and after adjustment:

EQH Program Participant	STIC Target Prior to Adjustment	Adjustment	Current 2018 STIC Target
Mr. Pearson	$2,128,400	N/A	$2,128,400
Mr. Malmström	$800,000	$200,000	$1,000,000
Mr. Hurd	$1,500,000	N/A	$1,500,000
Mr. Hattem	$650,000	$100,000	$750,000
We generally do not provide guaranteed annual incentive awards for any executives, except for certain limited guarantees for new hires. For example, Mr. Hurd was guaranteed a 2018 STIC Program award equal to his STIC Target of $1.5 million. Other than Mr. Hurd, no EQH Program Participant was guaranteed a cash incentive award under the 2018 STIC Program.
Final Funding Percentage
Performance Objectives
A preliminary funding percentage (the “Initial Funding Percentage”) for the 2018 STIC Program for the EQH Program Participants was determined by measuring corporate performance with respect to certain financial and other performance objectives reflecting our key performance indicators. Multiple key performance objectives were chosen to incent performance across a range of activities and balance different types of metrics.
The 2018 STIC Program performance objectives and their relative weightings were:

•	Non-GAAP Operating Earnings - 50%

•	Premiums and Flows - 25%

•	Strategic Initiatives - 25%

Non-GAAP Operating Earnings
What is it?
Non-GAAP Operating Earnings is an after-tax financial measure used to evaluate our financial performance that is determined by making certain adjustments to our after-tax net income attributable to Holdings. Specifically, it excludes items that can be distortive or unpredictable from the results of operations and focuses on corporate performance with respect to ongoing operations. Accordingly, it is used as the basis for management’s decision-making.

Non-GAAP Operating Earnings is a financial measure that is not computed in accordance with U.S. GAAP. Please see “Management’s Discussion And Analysis of Financial Condition and Results of Operations-Key Operating Measures-Non-GAAP Operating Earnings” for a more complete description of the calculation of Non-GAAP Operating Earnings.

Why do we use it?
Non-GAAP Operating Earnings was chosen as a performance objective for the 2018 STIC Program, and is the most highly weighted performance objective for 2018, due to our belief that it is the strongest indicator of corporate performance for a year.

Premiums and Flows
What is it?
The Premiums and Flows performance objective measured the 2018 premiums of our Protection Solutions business, the 2018 net cash flows of our Group Retirement, IM&R and AXA Advisors broker-dealer (“Advisors B/D”) businesses and the 2018 net cash flows of our Individual Retirement business, excluding flows related to fixed rate GMxB products.

Why do we use it?	Premiums and Flows was chosen as a performance objective for the 2018 STIC Program due to our belief that it is a strong indicator of future profitability and the competitiveness of our products.
Strategic Initiatives
What is it?
The Strategic Initiatives performance objective measured corporate performance with respect to specific 2018 goals set for certain ongoing initiatives required to ensure Holdings’ successful transition to a standalone public company, including:
•
creation and augmentation of the operational and technological capabilities necessary for a standalone public entity;
•
execution of general account optimization and growth and expense initiatives;
•
reallocation of our real estate footprint;
•
unwind of reinsurance provided to AXA Equitable Life by a captive reinsurer for certain variable annuities with guarantees (the “GMxB Unwind”);
•
execution of Holdings’ bond issuance;
•
implementation of a new hedging program;
•
achievement of our annualized premium equivalent sales budget;
•
augmentation of key leadership and staff and
•
achievement of our target payout ratio of at least 40-60% of Non-GAAP Operating Earnings on an annualized basis.

Why do we use it?	Strategic Initiatives was chosen as a performance objective for the 2018 STIC Program to ensure employees’ focus on the critical activities required to ensure our future success.
The performance objectives were determined based on our strategy and focus at the time of the program’s design. Accordingly, the performance objectives and their weightings for future years may vary as different metrics become more relevant.
Calculation of Initial Funding Percentage
The Initial Funding Percentage was determined based on corporate performance with respect to targets approved by the Compensation Committee for each performance objective. For Non-GAAP Operating Earnings and Premiums and Flows, the targets were numerical. For each Strategic Initiative, the target was set as the accomplishment of the 2018 goal for that initiative. Once set, the targets for each performance objective were not permitted to change during the course of the year except for exceptional circumstances as determined by the Compensation Committee. The Compensation Committee did not make any changes to the targets.
Performance at target for a performance objective results in a contribution to the Initial Funding Percentage equal to that performance objective’s weighting. Accordingly, performance at target for all of the performance objectives would result in an Initial Funding Percentage of 100%. Performance below target for a performance objective results in a decreased contribution to the Initial Funding Percentage down to a minimum of 0%. Performance above target for a performance objective results in an increased contribution to the Initial Funding Percentage up to a maximum of twice the performance objective’s weighting. Accordingly, the Initial Funding Percentage could range from 0% to 200%.

The Non-GAAP Operating Earnings and Premiums and Flows performance objectives were also assigned caps and floors that were approved by the Compensation Committee. The cap and floor for the Non-GAAP Operating Earnings performance objective were set at +/- 20% of target while the caps and floors for the Premiums and Flows performance objective were set at +/- 15% of target. Performance at the cap or higher for a performance objective results in that performance objective’s maximum contribution to the Initial Funding Percentage. Performance at the floor or lower results in no contribution to the Initial Funding Percentage by the performance objective.
The Strategic Initiatives’ performance objective was not assigned specific caps or floors. Rather, its contribution to the Initial Funding Percentage (which could range from 0% to 50% as described above) was determined by Mr. Pearson’s qualitative assessment of performance with respect to each goal.
The Initial Funding Percentage was 120%. The following table presents the target and actual results for each of the performance objectives, along with their floors, caps, relative weightings and ultimate contribution to the Initial Funding Percentage. All amounts listed for floors, caps, target and actual results are in millions of U.S. dollars.

Performance Objective	Floor	Target	Cap	Weight	Actual Results	Contribution to Initial Funding Percentage
Non-GAAP Operating Earnings	$1,597	$1,996	$2,395	50%	$2,166	71%

Premiums and Flows
IM&R	$2,550	$3,000	$3,450	5%	$(8,168)	—%
Individual Retirement	$2,566	$3,019	$3,472	8.75%	$2,913	7%
Group Retirement	$188	$222	$255	5%	$96	—%
Protection Solutions	$213	$251	$289	5%	$246	4%
Advisors B/D	$1,893	$2,227	$2,561	1.25%	$3,023	3%

Strategic Initiatives	N/A	2018 goals met	N/A	25%	2018 goals met/ exceeded	35%
Note: For results in-between the floor and target and target and cap, the contribution to the Initial Funding Percentage is determined by linear interpolation.
Mr. Pearson determined that the Strategic Initiatives performance objective’s contribution to the Initial Funding Percentage would be 35% since all goals were met or exceeded. Mr. Pearson noted, among other items, that:

•	the General Account optimization initiative finished the year ahead of plan with investment income above its 2018 goal in spite of a flat yield curve;

•	the structuring and execution of the GMxB Unwind resulted in a more positive impact to the total company risk-based capital ratio than expected;

•	the execution of Holdings’ bond issuance enabled us to lock in lower cost over a longer period than peers; and

•	the actual payout ratio for 2018 exceeded guidance.
Determination of Final Funding Percentage
Once the Initial Funding Percentage was calculated as described above, it was reviewed by the Compensation Committee which had responsibility for determining the Final Funding Percentage. In making its determination, the Compensation Committee had discretion to increase or decrease the Initial Funding Percentage by twenty percentage points based on any relevant circumstances determined by the committee, provided that it could not increase the Initial Funding Percentage above the maximum of 200%.
Upon the recommendation of management, the Compensation Committee decreased the Initial Funding Percentage by six percentage points to determine the Final Funding Percentage of 114%. The decrease was made to eliminate the positive impact to Non-GAAP Operating Earnings of actuarial assumptions related to certain annuity business written under prior management since the impacts of those actuarial assumption changes were not reflective of any current management decisions.
Individual Assessment Percentage and Approval of Awards
An EQH Program Participant’s Individual Assessment Percentage is based on his individual performance and demonstrated leadership behaviors and can range from 0% to 130%. The Compensation Committee reviewed the 2018 performance of each EQH Program Participant as well as Mr. Pearson’s recommendations for each EQH Program Participant’s Individual Assessment Percentage and 2018 STIC Program award. Based on its assessment of each EQH Program Participant’s performance, the Compensation Committee approved the amount of the 2018 STIC Program awards for each EQH Program Participant.
In making its recommendations, the Compensation Committee took into account the factors that it deemed relevant, including the following accomplishments achieved in 2018 by the EQH Program Participants.

Mr. Pearson
Accomplishments	Ensured the Company met or exceeded its key core metrics, including:
	•	delivered Non-GAAP Operating Earnings of $2,166 million with a Non-GAAP Operating Return on Equity of 14.9%, both ahead of target;
	•	returned $791 million of capital to shareholders, including $649 million through our share repurchase program and $142 million in the form of dividends; and
	•	delivered EPS of $3.89
Drove improved results for each business segment, including:
	•	Individual Retirement operating earnings increased 24.2% to $1.6 billion;
	•	Group Retirement operating earnings increased 37.5% to $389 million and net flows of $96 million marked the sixth straight year of positive flows;
	•	Investment Management and Research adjusted operating margin increased by 140 basis points from 29%; and
	•	Protection Solutions saw continued sales momentum as annualized premiums increased 8% year-over-year.
Provided overall leadership and direction for successful IPO and debut bond offering
Established public company leadership and corporate governance framework including recruitment of key hires and promotion of internal talent
Ensured on-track delivery of our strategic priorities including our general account optimization and productivity and growth initiatives
Established strong relationships with investor community

Continued to ensure a culture of inclusion, professional excellence and continuous learning, resulting in external recognitions for consecutive years from the Great Place to Work Institute and the Disability Equality Index

2018 STIC Program Award	$2,911,651

Mr. Malmström
Accomplishments
Provided leadership and direction for Finance activities related to the IPO, including preparation of historical financial statements, roadshow presentations, negotiations with underwriters and other parties
Effectively oversaw Finance activities related to the recapitalization of Holdings and GMxB Unwind, including execution of bond issuance and new credit facilities
Restructured the Finance organization, including streamlining the reporting structure, making key hires, creating new Investor Relations team and supporting the company’s efforts to reduce footprint in metro New York
Drove risk management strategy, including development and implementation of new hedging strategy, maintaining hedge efficiency ratio at high levels and establishing new economic model and risk framework to operationalize and produce results across segments
Established strong relationships with investor community, playing a key role in communications with investors, analysts and ratings agencies

2018 STIC Program Award	$1,299,600

Mr. Hurd
Accomplishments
Provided leadership and direction for the IPO, including the building of stand-alone public company capabilities throughout the organization

Implemented program to evaluate, enhance and continuously improve the end-to-end financial reporting process across the enterprise, focusing on people, process and technology

Played a key role in recruitment and hiring of leaders in critical roles to augment and enhance the organization’s leadership capability

Led planning and execution of activities around the separation from AXA Group, including management of the transition services agreement, development of critical IT capabilities and evaluation and amendment of critical third-party contracts

Provided direction for the governance and oversight of the full portfolio of strategic company investments and projects, leading to $42 million in efficiency benefits on a target of $38 million

Drove a refreshed strategy and approach to diversity and inclusion to ensure we reflect a trusting, inclusive and empowering culture with concrete actionable initiatives tailored to our organization

2018 STIC Program Award	$2,080,000

Mr. Hattem
Accomplishments
Provided leadership and direction for Law Department activities related to the IPO, including drafting of registration statement and amendments, obtaining required regulatory approvals and implementing corporate restructuring

Effectively oversaw Law Department activities related to the recapitalization of Holdings, including negotiation of bond issuance and new credit facilities and approval of the New York State Department of Financial Services regarding the GMxB Unwind

Played key role in establishment of public company corporate governance framework for Holdings and negotiation of shareholder and other agreements with AXA

Supported company’s efforts to reallocate its real estate footprint by overseeing related legal work and moving legal positions to Charlotte while maintaining high-quality of legal advice

Supported company’s diversity and inclusion efforts by actively participating in Tandem Sponsorship Program designed to increase the exposure and visibility of female employees to executive management and sponsoring Law Department initiatives designed to maintain the department’s diversity of experience, background, expertise and perspective

2018 STIC Program Award	$1,040,000

The annual cash incentive awards and bonuses earned by the EQH Program Participants in 2018, 2017 and 2016 are reported in the Summary Compensation Table included below.
Equity-Based Awards
In 2017 and prior years, annual equity-based awards for the EQH Program Participants other than Mr. Hurd were available under the umbrella of AXA’s global equity program. Equity-based awards were also granted from time to time to executives outside of AXA’s global equity program as part of a sign-on package or as a retention vehicle. The value of the equity-based awards granted in 2017 and prior years was linked to the performance of AXA’s stock.
Following the IPO, the Compensation Committee has granted and will continue to grant equity-based awards under the AXA Equitable Holdings, Inc. 2018 Omnibus Incentive Plan (the “2018 Equity Plan”). The 2018 Equity Plan is an umbrella plan approved by the Board and our shareholder prior to the IPO that allows the Compensation Committee to approve the grant of equity-based awards under annual programs with varying terms and conditions.
The Compensation Committee approves annual grants of equity-based awards at its regularly scheduled February meeting. Equity-based awards may also be granted from time to time as part of a sign-on package or retention vehicle. The Compensation Committee has not delegated any authority to management to grant equity-based awards.
This section describes the terms of:

•
annual equity-based awards that were granted to the EQH Program Participants by the Compensation Committee (and approved by a subcommittee of the Compensation Committee composed entirely of independent directors) after the IPO;

•	certain one-time equity-based awards (“Transaction Incentive Awards”) granted to the EQH Program Participants by the Board prior to the IPO; and

•	certain payouts Messrs. Pearson, Malmström and Hattem received in 2018 under a prior AXA equity-based award plan.
2018 Annual Equity-Based Awards
The equity-based awards for the EQH Program Participants granted under the 2018 equity program established under the 2018 Equity Plan (the “2018 Equity Program”) consisted of a mix of equity vehicles including both “full value” (restricted stock units and performance shares) and “appreciation only” (stock options) vehicles. All vehicles contain vesting requirements related to service and the performance shares also require the satisfaction of certain performance criteria related to corporate performance to obtain a payout. This mix of equity vehicles was chosen to ensure alignment with corporate performance while retaining the ability to retain, motivate and reward the executives in the event of changes in the business environment or cycle.
The dollar value of the awards to each EQH Program Participant were approved by the Board prior to the IPO. This dollar value was then allocated between the different equity vehicles. Performance shares received the highest allocation in accordance with our pay-for-performance culture. All individual equity grants were approved by the Compensation Committee at its regularly-scheduled meeting on May 16, 2018, with a grant date of May 17, 2018 for restricted stock units and performance shares and June 11, 2018 for stock options.
The following table provides an overview of the different equity vehicles.

Vehicle	Description	Type	Payout Requirements	Allocation Percentage
EQH RSUs	Restricted stock units that will be settled in shares of Holdings’ common stock.	Full Value	Service	25%
EQH Stock Options	Stock options entitling the executives to purchase shares of Holdings common stock.	Appreciation Only	Service	25%
EQH Performance Shares	Performance shares that will be settled in shares of Holdings’ common stock.	Full Value	Service and Satisfaction of Performance Criteria	50%

EQH RSUs
EQH RSUs have a vesting schedule of approximately three years, with one-third of the grant vesting on each of March 1, 2019, March 1, 2020 and March 1, 2021. EQH RSUs receive dividend equivalents with the same vesting schedule as their related units. The value of EQH RSUs will increase or decrease depending entirely on the price of Holdings’ common stock.
EQH Stock Options
EQH Stock Options have a term of approximately ten years and a vesting schedule of approximately three years, with one-third of the grant vesting on each of March 1, 2019, March 1, 2020 and March 1, 2021. The exercise price for the EQH Stock Options is $21.34, which was the closing price for Holdings’ common stock on the grant date. The value of the EQH Stock Options depends entirely on increases in the price of Holdings’ common stock.
EQH Performance Shares
EQH Performance Shares cliff vest after approximately three years on March 1, 2021. EQH Performance Shares receive dividend equivalents with the same vesting schedule as their related shares and were granted unearned. Two types of EQH Performance Shares were granted:

•	ROE Performance Shares EQH Performance Shares that may be earned based on the Company’s performance against certain targets for its Non-GAAP Operating Return on Equity (“Non-GAAP Operating ROE”) and

•	TSR Performance Shares - EQH Performance Shares that may be earned based on Holdings’ total shareholder return relative to its performance peer group (“Relative TSR”).
Non-GAAP Operating ROE and Relative TSR were chosen as the performance metrics for the EQH Performance Shares because they are important to our shareholders and critical to value creation. When approving these performance metrics, the Compensation Committee considered that, as a best practice, the performance shares should contain metrics that differ from the performance objectives contained in the 2018 STIC Program and that reflect both relative and absolute results.

Non-GAAP Operating ROE
What is it?
Non-GAAP Operating ROE is a financial measure used to evaluate our capital efficiency and recurrent profitability. It is determined by dividing Non-GAAP Operating Earnings by the consolidated average equity attributable to Holdings, excluding accumulated other comprehensive income.

Non-GAAP Operating ROE is a financial measure that is not computed in accordance with U.S. GAAP. Please see “Management’s Discussion And Analysis of Financial Condition and Results of Operations-Key Operating Measures-Non-GAAP Operating ROE” for a more complete description of the calculation of Non-GAAP Operating ROE.

Why do we use it ?	Non-GAAP Operating ROE was selected as a performance metric because it measures how well we use our capital to generate earnings growth, a critical component of value creation for our shareholders.
Relative TSR
What is it?	Relative TSR compares the total amount a company returns to investors during a designated period, including both capital gains and dividends, to such amounts returned by the company’s peers.
Why do we use it?	Relative TSR was selected as a performance metric to ensure that payouts are aligned with the experience of Holdings’ shareholders and to create incentives to outperform peers.

ROE Performance Shares
The number of ROE Performance Shares that are earned will be determined at the end of the performance period (January 1, 2018 - December 31, 2020) by multiplying the number of unearned ROE Performance Shares granted by the “Final ROE Performance Factor.” The Final ROE Performance Factor will be determined by averaging the “ROE Performance Factor” for each of the three calendar years in the ROE Performance Period. Specifically, the Company will be assigned target, maximum and threshold amounts for Non-GAAP Operating ROE for each of 2018, 2019 and 2020 that will determine the “ROE Performance Factor” for the applicable year as follows:

If Non-GAAP Operating ROE for the applicable year equals….	The ROE Performance Factor for the applicable year will equal….
Maximum Amount (or greater)	200%
Target Amount	100%
Threshold Amount	25%
Below Threshold	0%

Note: For results in-between the threshold and target and target and maximum amounts, the ROE Performance Factor for the applicable year will be determined by linear interpolation.

TSR Performance Shares
The number of TSR Performance Shares that are earned will be determined at the end of a performance period (May 17, 2018 - December 31, 2020) by multiplying the number of unearned TSR Performance Shares by the “TSR Performance Factor.” The TSR Performance Factor will be determined as follows, subject to a cap of 100% if Holdings’ total shareholder return for the performance period is negative:

If Relative TSR for the TSR Performance Period is …	The TSR Performance Factor will equal…
87.5th percentile or greater (maximum)	200%
50th percentile (target)	100%
30th percentile (threshold)	25%
Below 30th percentile	0%
Note: For results in-between the threshold and target and target and maximum amounts, the TSR Performance Factor will be determined by linear interpolation.

The peer group for determining Relative TSR was chosen to reflect our specific mix of businesses as well as our competitors for capital, business and executive talent. Accordingly, in addition to the Compensation Peer Group, it includes four prominent asset management companies with assets under management similar in scope to that of AB (Eaton Vance Corp, Invesco Ltd., Legg Mason, Inc. and T. Rowe Price) and an additional insurance company (Torchmark) to ensure a 75%/25% retirement and protection to asset management company mix and a robust peer set.
Equity Targets
The Board reviewed the Equity Targets of the EQH Program Participants prior to the IPO and made certain adjustments in light of its review of the Pay Governance Compensation Analysis and input from management and the OCC. The following table shows the Equity Targets of the EQH Program Participants both before and after adjustment:

EQH Program Participant	Equity Target Prior to Adjustment	Adjustment	2018 Equity Target
Mr. Pearson	$2,350,000	$1,500,000	$3,850,000
Mr. Malmström	$800,000	$700,000	$1,500,000
Mr. Hurd	$1,800,000	N/A	$1,800,000
Mr. Hattem	$750,000	$250,000	$1,000,000
We do not provide guaranteed equity-based awards for any employees, except for certain limited guarantees for new hires. For example, Mr. Hurd was guaranteed a 2018 Equity Program award of $1.8 million. Other than Mr. Hurd, no EQH Program Participant was guaranteed an award under the 2018 Equity Program.
Award Amounts
Each EQH Program Participant received an award under the 2018 Equity Program. The Board determined the U.S. dollar value of each award prior to the IPO based on the EQH Program Participants’ Equity Targets, its review of each executive’s potential future contributions, its consideration of the importance of retaining the executive in his or her current position and its review of the Pay Governance Compensation Analysis.
The amounts granted to the EQH Program Participants were as follows:

EQH Program Participant	Total US Dollar Value of Award
Mr. Pearson	$3,850,000
Mr. Malmström	$1,500,000
Mr. Hurd	$1,800,000
Mr. Hattem	$1,000,000
The amounts granted were determined as follows:

•	To determine the amount of EQH RSUs granted to each EQH Program Participant, 25% of his total award value was divided by the fair market value of Holdings’ common stock on the grant date.

•
To determine the amount of EQH Stock Options granted to each EQH Program Participant, 25% of his total award value was divided by the value of an EQH Stock Option on the grant date which was determined using a Black-Scholes pricing methodology based on assumptions which may differ from the assumptions used in determining the option’s grant date fair value based on FASB ASC Topic 718.

•
To determine the amount of ROE Performance Shares granted to each EQH Program Participant, 25% of his total award value was divided by the fair market value of Holdings’ common stock on the grant date.

•	To determine the amount of TSR Performance Shares granted to each EQH Program Participant, 25% of his total award value was divided by a price determined using a Monte Carlo valuation.
Termination of Employment and Restrictive Covenants
Generally, if an EQH Program Participant terminates employment, his 2018 equity-based award will be forfeited with certain exceptions in the case of involuntary termination without cause after March 1, 2019 and termination due to death or disability. Also, in the event that an EQH Program Participant who is at least age 55 with ten years of service terminates employment after March 1, 2019, his equity-based award will continue to vest. Accordingly, since both Mr. Pearson and Mr. Hattem meet these age and service requirements, they will not forfeit their equity-based awards due to any service condition.
In the event that an EQH Program Participant who retains all or a portion of his equity-based award following termination of employment violates certain non-competition and non-solicitation covenants contained in his award agreement, any remaining portion of his award at the time of violation will be immediately forfeited. Also, any portion of his award that vested after termination, and any shares or cash issued upon exercise or settlement of that vested portion, will be immediately forfeited or paid to the Company together with all gains earned or accrued.
Detailed information on the 2018 Equity Program awards for each of the EQH Program Participants is reported in the 2018 Grants of Plan-Based Awards Table included below.
2018 Transaction Incentive Awards
Transaction Incentive Awards for each of the EQH Program Participants were approved by the Board under the 2018 Equity Plan at the time of the IPO. Transaction Incentive Awards were one-time awards granted to key executives who were critical to the success of the IPO to:

•	incentivize their performance in connection with the preparation and successful execution of the IPO;

•	encourage their retention during and after the IPO;

•	establish a meaningful stake in Holdings’ common stock for each executive; and

•	further align their interests with those of our shareholders.
All Transaction Incentive Awards were paid in the form of restricted stock units that will be settled in shares of Holdings’ common stock. The amount of the restricted stock units granted to each EQH Program Participant was determined by dividing his award value by the IPO price of $20.
The amounts received by the EQH Program Participants are listed in the table below.

EQH Program Participant	U.S. Dollar Award Value
Mr. Pearson	$3,700,000
Mr. Malmström	$1,480,000
Mr. Hurd	$740,000
Mr. Hattem	$1,480,000
Vesting
Fifty percent of the restricted stock units will vest based on continued service (the “Service Units”) and fifty percent will vest based on the performance of Holdings’ share price (“Performance Units”) as follows:

Type Of Units	Vesting Requirements
Service Units	50% of the Service Units vested on November 14, 2018; 25% of the Service Units will vest on May 10, 2019; and 25% of the Service Units will vest on May 10, 2020.
Performance Units
Condition #1 - if, prior to May 10, 2020, the average closing price of a share of Holdings’ common stock for thirty consecutive days is at least equal to $26, all Performance Units will immediately vest;

Condition #2 - if Condition #1 is not met but, prior to May 10, 2023, the average closing price of a share of Holdings’ common stock for thirty consecutive days is at least equal to $30, all Performance Units will immediately vest; and

Condition #3 - if neither Condition #1 or Condition #2 is met, fifty percent of the Performance Units will vest on May 10, 2023. The remaining 50% of the Performance Units will be forfeited.

None of the Performance Units vested in 2018 since the performance conditions were not met.
Termination of Employment
The rules related to termination of employment applicable to the Transaction Incentive Awards are generally identical to those applicable to the annual equity-based awards described above, provided that the Transaction Incentive Awards do not continue to vest based on the satisfaction of any age and service requirements.
Detailed information on the Transaction Incentive Awards granted to each of the EQH Program Participants is reported in the 2018 Grants of Plan-Based Awards Table included below.
2018 Equity-Based Award Payouts
In 2018, Messrs. Pearson, Malmström and Hattem received a payout under the 2014 AXA International Performance Shares Plan (the “2014 AXA Performance Shares Plan”). Under the 2014 AXA Performance Shares Plan, 50% of the AXA performance shares granted to a participant had a cliff vesting schedule of three years (first tranche) and the remaining 50% had a cliff vesting schedule of four years (second tranche).
The number of AXA performance shares earned was determined for the first tranche at the end of a two-year performance period starting on January 1, 2014 and ending on December 31, 2015 and for the second tranche at the end of a three-year performance period starting on January 1, 2014 and ending on December 31, 2016, by multiplying the number of AXA performance shares granted for the applicable tranche by a performance percentage determined based on the performance of AXA Group and our retirement and protection businesses over the applicable performance period. The performance percentage for the first tranche was 123.77% and the performance percentage for the second tranche was 122.92%.
Detailed information on the payouts of 2014 AXA performance shares in 2018 is reported in the 2018 Option Exercises and Stock Vested Table included below.
Other Compensation and Benefit Programs
Benefit Plans
All AXA Equitable Life employees, including the EQH Program Participants, are offered a benefits program that includes health and disability coverage, life insurance and various deferred compensation and retirement benefits. In addition, certain benefit programs are offered for executives that are not available to non-executive employees. The overall program is periodically reviewed to ensure that the benefits it provides continue to serve business objectives and remain cost-effective and competitive with the programs offered by large diversified financial services companies.

Qualified Retirement Plans
Why do we offer them?	We believe that qualified retirement plans encourage long-term service.
What plans are offered?
The AXA Equitable 401(k) Plan (the “401(k) Plan”)
The 401(k) Plan is a tax-qualified defined contribution plan offered for eligible employees who may contribute to the 401(k) Plan on a before-tax, after-tax or Roth 401(k) basis (or any combination of the foregoing) up to tax law and plan limits. The 401(k) Plan also provides for discretionary performance-based contributions and employer contributions as follows:
•
the discretionary performance-based contribution for a calendar year is based on corporate performance for that year and ranges from 0% to 4% of annual eligible compensation (subject to tax law limits). A performance-based contribution of 1.5% of annual eligible compensation was made for the 2018 plan year and
•
the employer contribution for a calendar year is: (i) 2.5% of eligible compensation up to the Social Security Wage Base ($128,400 in 2018) plus, (ii) 5.0% of eligible compensation in excess of the Social Security Wage Base, up to the qualified plan compensation limit ($275,000 in 2018).
Effective January 1, 2019, a 3% employer matching contribution was added for participants’ voluntary deferrals under the plan. All of the EQH Program Participants were eligible to participate in the 401(k) Plan in 2018.
The AXA Equitable Retirement Plan (the “Retirement Plan”)
The Retirement Plan is a tax-qualified defined benefit plan that was previously offered to eligible employees. Prior to its freeze in December 2013, the Retirement Plan provided a cash balance benefit. Mr. Pearson and Mr. Hattem participate in the Retirement Plan.

Excess Retirement Plans
Why do we offer them?	We believe that excess plans are an important component of competitive market-based compensation in our Compensation Peer Group and generally.
What plans are offered?
Excess 401(k) Contributions
Excess employer contributions for 401(k) Plan participants with eligible compensation in excess of the qualified plan compensation limit are made to accounts established for participants under the the AXA Equitable Post-2004 Variable Deferred Compensation Plan for Executives (the “Post-2004 VDCP”). For 2018, these contributions were equal to 10% of the participant’s eligible compensation. For 2019, this amount has been reduced to 5% of eligible compensation and a 3% excess matching contribution for participants’ voluntary deferrals under the Post-2004 VDCP has been introduced. All the EQH Program Participants were eligible to receive excess employer contributions in 2018.

The AXA Equitable Excess Retirement Plan (the “Excess Plan”)
The Excess Plan is a nonqualified defined benefit plan for eligible employees. Prior to its freeze in December 2013, the Excess Plan allowed eligible employees, including Mr. Pearson and Mr. Hattem, to earn retirement benefits in excess of what was permitted under tax law limits with respect to the Retirement Plan.

Voluntary Non-Qualified Deferred Compensation Plans
Why do we offer them?	We believe that compensation deferral is a cost-effective method of enhancing the savings of executives.
What plans are offered?
The Post-2004 Plan
The Post-2004 Plan allows eligible employees to defer the receipt of certain compensation, including base salary and short-term incentive compensation awards. The amount deferred is credited to a bookkeeping account established in the participant’s name and participants may choose from a range of nominal investments according to which their accounts rise or decline. Participants annually elect the amount they want to defer, the date on which payment of their deferrals will begin and the form of payment. All of the EQH Program Participants were eligible to participate in the Post-2004 Plan in 2018.

The Variable Deferred Compensation Plan (“VDCP”)
Mr. Hattem also participated in the VDCP, the predecessor plan to the Post-2004 Plan prior to its freeze in 2004.

Financial Protection Plans
Why do we offer them?	We believe that health, life insurance, disability and other financial protection plans are basic benefits that should be provided to all employees.
What plans are offered?
The AXA Equitable Executive Survivor Benefits Plan (the “ESB Plan”)
In addition to our generally available financial protection plans, certain grandfathered employees (including all of the EQH Program Participants), participate in the ESB Plan which offers benefits to a participant’s family in the case of his or her death. Eligible employees may choose up to four levels of coverage and the form of benefit to be paid at each level. Each level provides a benefit equal to one times the participant’s eligible compensation and offers different coverage choices. Generally, the participant can choose between a life insurance death benefit and a deferred compensation benefit payable upon death at each level. The ESB Plan was closed to new participants on January 1, 2019.

For additional information on 401(k) Plan benefits and excess 401(k) contributions for the Named Executive Officers as well as amounts voluntarily deferred by Mr. Hattem under the Post-2004 Plan and the VDCP, see the Summary Compensation Table and Non-qualified Deferred Compensation Table included below. For additional information on Retirement Plan, Excess Plan and ESB Plan benefits for the EQH Program Participants, see the Pension Benefits Table included below.
Perquisites
EQH Program Participants receive only de minimis perquisites. Financial planning and tax preparation services were provided in 2018 but have been eliminated for 2019 and future years for the EQH Program Participants other than Mr. Pearson.
Pursuant to his employment agreement, Mr. Pearson is entitled to unlimited personal use of a car and driver, two business class trips to the United Kingdom per year with his spouse, expatriate tax services, a company car for his personal use, excess liability insurance coverage and repatriation costs.
The incremental costs of perquisites for the EQH Program Participants during 2018 are included in the column entitled “All Other Compensation” in the Summary Compensation Table included below.
TERMINATION BENEFITS
Severance Benefits
The AXA Equitable Severance Benefit Plan (the “Severance Plan”)
The Severance Plan provides temporary income and other severance benefits to all eligible employees following certain involuntary terminations of employment. Temporary income payments are generally based on length of service or base salary. Payments are capped at the lesser of 52 weeks of base salary and $300,000. To obtain benefits under the Severance Plan, participants must execute a general release and waiver of claims against the Company.
The AXA Equitable Supplemental Severance Plan for Executives (the “Supplemental Severance Plan”)
The Supplemental Severance Plan provides additional severance benefits for the EQH Program Participants other than Mr. Pearson. The Supplemental Severance Plan requires a participant’s general release and waiver of claims to include provisions regarding non-competition and non-solicitation of employees and customers for twelve months following termination of employment.
Mr. Pearson’s Employment Agreement
Mr. Pearson waived the right to receive any benefits under the Severance Plan or the Supplemental Severance Plan. Rather, his employment agreement provides that, if his employment is involuntarily terminated prior to his attaining age 65 other than for cause or death, or Mr. Pearson resigns for “good reason,” Mr. Pearson will be entitled to certain severance benefits, including severance pay equal to two times the sum of his salary and short-term incentive compensation. The severance benefits are contingent upon Mr. Pearson releasing all claims against the Company and his entitlement to severance pay will be discontinued if he provides services for a competitor.

Change in Control Benefits
The Supplemental Severance Plan
In the event of a job elimination or voluntary termination for good reason within twelve months after a change in control of Holdings (not including a change in control related to AXA ceasing to own more than 50% of the shares of Holdings’ common stock), the EQH Program Participants, other than Mr. Pearson, are eligible to receive two times the sum of their base salary and short-term incentive compensation.
2018 Equity Plan
Generally, in the event of a change of control of Holdings (not including a change in control related to AXA ceasing to own more than 50% of the shares of Holdings’ common stock), equity awards granted under the 2018 Equity Plan that are not assumed or replaced with substitute awards having the same or better terms or conditions would fully vest and be cancelled for the same per share payment made to the shareholders in the change in control (less, in the case of options and stock appreciation rights, the applicable exercise or base price).
Mr. Pearson’s Employment Agreement
Under Mr. Pearson’s employment agreement, a change in control of Holdings (not including a change in control related to AXA ceasing to own more than 50% of the shares of Holdings’ common stock) would be deemed to be “good reason” entitling Mr. Pearson to terminate his employment and receive the severance benefits described above in “Mr. Pearson’s Employment Agreement.”
Prior Equity Awards
As mentioned above, the EQH Program Participants other than Mr. Hurd received equity-based awards in 2017 and prior years linked to the performance of AXA’s stock, including both stock options and performance shares. If there is a change in control of Holdings, all of these stock options would become immediately exercisable for their term regardless of the otherwise applicable exercise schedule.
All performance shares granted in 2017 and prior years would be forfeited upon a change in control. However, a change in control will not be deemed to occur for purposes of these performance shares unless AXA ceases to own at least 10% of the capital or voting rights of Holdings.
For additional information on severance and change in control benefits for the EQH Program Participants as of December 31, 2018, see “Potential Payments Upon Termination or Change in Control” below.
MR. BERNSTEIN’S COMPENSATION
COMPENSATION PHILOSOPHY
AB structures its executive compensation programs with the intent of enhancing firm-wide and individual performance and unitholder value. AB is also focused on ensuring that its compensation practices are competitive with those of industry peers and provide sufficient potential for wealth creation for its executives and employees generally, which it believes will enable it to meet the following key compensation goals:

•	attract, motivate and retain highly-qualified executive talent;

•	reward prior year performance;

•	incentivize future performance;

•
recognize and support outstanding individual performance and behaviors that demonstrate and foster AB’s culture of “Relentless Ingenuity”, which includes the core competencies of relentlessness, ingeniousness, collaboration and accountability; and

•	align its executives’ long-term interests with those of its Unitholders and clients.
COMPENSATION DECISION-MAKING PROCESS
In 2018, AB management engaged McLagan Partners (“McLagan”) to provide compensation benchmarking data for Mr. Bernstein (“2018 Benchmarking Data”). The 2018 Benchmarking Data summarized 2017 compensation levels and 2018 salaries at selected asset management companies and banks comparable to AB in terms of size and business mix (“Comparable Companies”). The 2018 Benchmarking Data provided ranges of compensation levels at the Comparable Companies for positions similar to Mr. Bernstein’s, including base salary and total compensation.
The Comparable Companies, which AB management selected with input from McLagan, included:

•	Eaton Vance Corporation

•	Invesco Ltd.

•	MFS Investment Management

•	Oppenheimer Funds Distributor, Inc.

•	T. Rowe Price Group, Inc.

•	Franklin Resources, Inc.

•	JPMorgan Asset Management Inc.

•	Morgan Stanley Investment Management Inc.

•	PIMCO LLC

•	TIAA Group / Nuveen Investments

•	Goldman Sachs Asset Management

•	Legg Mason, Inc.

•	Neuberger Berman LLC

•	Prudential Investments

•	The Vanguard Group, Inc.
The AB Compensation Committee considered the 2018 Benchmarking Data in concluding that Mr. Bernstein’s 2018 compensation was appropriate and reasonable.
COMPENSATION COMPONENTS
Under his employment agreement with AB (the “Bernstein Employment Agreement”), Mr. Bernstein serves as the President and Chief Executive Officer of AB for a term that commenced on May 1, 2017 and ends on May 1, 2020, provided that the term shall automatically extend for one additional year on May 1, 2020 and each anniversary thereafter, unless the Bernstein Employment Agreement is terminated in accordance with its terms.
The terms of the Bernstein Employment Agreement were the result of arm’s length negotiations between Mr. Bernstein and senior AXA executives. The AB Board then approved the Bernstein Employment Agreement after having considered, among other things, the compensation package provided to Mr. Bernstein’s predecessor, the 2016 compensation and 2017 expected compensation of AB’s other executive officers and Mr. Bernstein’s compensation at his former employer.
Base Salary
Under the Bernstein Employment Agreement, Mr. Bernstein is entitled to a minimum base salary of $500,000 that is reviewed each year by the AB Compensation Committee. The AB Compensation Committee has not made any adjustments to Mr. Bernstein’s base salary, consistent with AB’s policy to keep executive base salaries low in relation to their total compensation.
Short-Term Incentive Compensation
A 2018 variable cash incentive award was available for Mr. Bernstein under AB’s 2018 Incentive Compensation Program (the “2018 AB STIC Program”). Mr. Bernstein’s annual award is not correlated with any specific targets for AB performance but is primarily is a function of AB’s financial performance and the AB Compensation Committee’s assessment of Mr. Bernstein’s performance.

Adjusted Compensation Ratio
For the 2018 AB STIC Program, the AB Compensation Committee approved the use of the “Adjusted Compensation Ratio” as the metric to consider in determining the total amount of incentive compensation paid to all of AB’s employees, including Mr. Bernstein. The Adjusted Compensation Ratio is the ratio of “adjusted employee compensation and benefits expense” to “adjusted net revenues.”

•
Adjusted employee compensation and benefits expense is AB’s total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals, and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments.

•	Adjusted net revenues is a financial measure that is not computed in accordance with U.S. GAAP and makes certain adjustments to net revenues. Specifically, adjusted net revenues:

◦	excludes investment gains and losses and dividends and interest on employee long-term incentive compensation-related investments;

◦	offsets distribution-related payments to third parties as well as amortization of deferred sales commissions against distribution revenues;

◦	excludes additional pass-through expenses incurred (primarily through AB’s transfer agent) that are reimbursed and recorded as fees in revenues; and

◦	eliminates the revenues of consolidated AB-sponsored investment funds but includes AB’s fees from such funds and AB’s investment gains and losses on its investments in such funds.
The AB Compensation Committee has approved a 50% limit for the Adjusted Compensation Ratio, except in unexpected or unusual circumstances. For 2018, the Adjusted Compensation Ratio was 47.5%.
Mr. Bernstein’s Award
Mr. Bernstein’s short-term incentive compensation target is $3,000,000, subject to review and increase from time to time by the AB Compensation Committee in its sole discretion. Based on its subjective determination of Mr. Bernstein’s performance, the AB Compensation Committee approved an award of $3,500,000 for Mr. Bernstein under the 2018 AB STIC Program.
In making its determination, the AB Compensation Committee took into account the factors that it deemed relevant, including Mr. Pearson’s recommendations and Mr. Bernstein’s leadership with respect to the progress AB made across its three firm-wide initiatives in 2018, which were:

•	deliver differentiated return streams to clients;

•	commercialize and scale its suite of services; and

•	continue its rigorous focus on expense management.
Highlights during 2018 included active equity net inflows in AB’s retail and institutional channels, the highest amount of gross sales in its private wealth channel in 10 years, and an expansion of AB’s adjusted operating margin by 140 bps to 29.1%. The AB Compensation Committee also considered Mr. Bernstein’s leadership in AB’s continuing process of relocating its headquarters to Nashville.
Equity-Based Awards
Under the Bernstein Employment Agreement, Mr. Bernstein is eligible to receive annual equity-based awards in accordance with AB’s compensation practices and policies generally applicable to the firm’s executive officers as in effect from time to time. The target value for Mr. Bernstein’s annual equity-based awards is $3,500,000, subject to review and increase by the AB Compensation Committee in its sole discretion from time to time. The AB Compensation Committee approved an equity-based award to Mr. Bernstein with a grant date fair value equal to $4,000,000 and four-year pro-rata vesting during its regular meeting held on December 11, 2018 (the “2018 SB Award”).
The 2018 SB Award is denominated in restricted AB Holding Units to align Mr. Bernstein’s long-term interests directly with the interests of AB Unitholders and indirectly with the interests of our shareholders and AB clients, as strong performance for AB clients generally contributes directly to increases in AB’s assets under management and improvements in our financial performance.
The AB Holding Units underlying the 2018 SB Award are restricted and are not permitted to be transferred by Mr. Bernstein. Mr. Bernstein has voluntarily elected to defer receipt of any vested portion of the 2018 SB Award until 2023. Quarterly cash distributions on vested and unvested restricted AB Holding Units in respect of the 2018 SB Award will be delivered to Mr. Bernstein when cash distributions generally are paid to all Unitholders.
If Mr. Bernstein resigns or is terminated without cause prior to the vesting date, he is eligible to continue to vest in the 2018 SB Award, subject to compliance with the restrictive covenants set forth in the applicable award agreement, including restrictions on competition, and restrictions on employee and client solicitation. The 2018 SB Award will immediately vest upon a termination due to death or disability. AB is permitted to clawback an award if Mr. Bernstein fails to adhere to risk management policies.
As a member of the Management Committee, Mr. Bernstein received a Transaction Incentive Award in 2018 with a dollar value of $740,000. Mr. Bernstein’s Transaction Incentive Award was granted by the EQH Board in the same form and is subject to the same terms and conditions as described above for the EQH Program Participants.
Other Compensation and Benefits
Under the Bernstein Employment Agreement, Mr. Bernstein is eligible to participate in all benefit plans available to AB executive officers and entitled to a company car and driver for business and personal use.
Mr. Bernstein participates in the Profit Sharing Plan for Employees of AB (as amended and restated as of January 1, 2015, as further amended as of January 1, 2017 and as further amended as of April 1, 2018, the “Profit Sharing Plan”), a tax-qualified retirement plan. The AB Compensation Committee determines the amount of annual company contributions (both the level of annual matching by the firm of an employee’s pre-tax salary deferral contributions and the annual company profit sharing contribution, if any).
With respect to 2018, the AB Compensation Committee determined that employee deferral contributions would be matched on a dollar-for-dollar basis up to 5% of eligible compensation and that there would be no profit-sharing contribution.
AB also pays the premiums associated with a life insurance policy purchased on behalf of Mr. Bernstein.
Termination Benefits
The Bernstein Employment Agreement includes severance and change-in-control provisions. If Mr. Bernstein’s employment is terminated without cause or he resigns for “good reason,” and he signs and does not revoke a waiver and release of claims, he will receive certain severance benefits, including a cash payment equal to the sum of his current base salary and bonus opportunity amount (the “Compensation Amount”). If such a termination occurs during the 12 months following a change in control in AB, he will receive the same severance benefits plus an additional payment equal to the Compensation Amount. For this purpose, a change in control of AB would not include a change in control related to AXA ceasing to own more than 50% of the shares of Holdings’ common stock.
If a change in control occurs prior to January 1, 2020, to the extent that payments to Mr. Bernstein would be subject to the excise tax under Section 4999 of the Code, Mr. Bernstein will be entitled to a gross-up payment to ensure that he will retain an amount equal to the excise tax imposed upon such payments, but if the payments do not exceed 110% of the statutory limit imposed by Section 280G of the Code, the payments will be reduced to the maximum amount that does not result in the imposition of such excise tax.
Mr. Bernstein negotiated these severance and change-in-control provisions to have the security and flexibility to focus on the business and preserve the value of his long-term incentive compensation. The AB Board and AXA determined that these provisions were reasonable and appropriate because they were necessary to recruit and retain Mr. Bernstein and provided Mr. Bernstein with effective incentives for future performance. Also, the AB Board and AXA determined to limit the applicability of the excise tax gross-up provision as the application of the excise tax is more burdensome on newly hired employees.
The AB Board and AXA further concluded that the change-in-control and termination provisions in the Bernstein Employment Agreement fit within AB’s overall compensation objectives because these provisions align with AB’s goal of providing executives with effective incentives for future performance, and:

•	permitted AB to recruit and retain a highly-qualified Chief Executive Officer;

•	aligned Mr. Bernstein’s long-term interests with those of AB’s Unitholders, our shareholders and clients;

•	were consistent with AXA’s and the AB Board’s expectations with respect to the manner in which AB and AB Holding would be operated during Mr. Bernstein’s tenure; and

•
were consistent with the AB Board’s expectations that Mr. Bernstein would not be terminated without cause and that no steps would be taken that would provide him with the ability to terminate the agreement for good reason.

Following his termination of employment for any reason, Mr. Bernstein is subject to covenants with respect to non-competition for six months and non-solicitation of customers and employees for twelve months following termination.
For additional information on severance and change in control benefits for Mr. Bernstein as of December 31, 2018, see “Potential Payments Upon Termination or Change in Control” below.
COMPENSATION-RELATED POLICIES
The Board approved the following compensation-related policies prior to the IPO based on its review of the Pay Governance Practices Analysis and input from management and the OCC.
Clawbacks
Our claw-back and forfeiture policy provides that:

•
if we are required to prepare an accounting restatement of our financial results due to material noncompliance with any financial reporting requirement under the securities laws caused by the fraud, misconduct or gross negligence of a current or former executive officer, we will use reasonable efforts to recover any incentive compensation paid to the executive officer that would not have been paid if the financial results had been properly reported; and

•
if a current or former executive officer commits fraudulent or other wrongful conduct that causes us business, financial or reputational harm, we may seek recovery of performance-based compensation with respect to the period of misconduct.

For this purpose, an “executive officer” includes any officer of Holdings for purposes of Section 16 of the Securities Exchange Act of 1934, as amended. Currently, this includes the members of the Management Committee and the Chief Accounting Officer.
Stock Ownership Guidelines
The following stock ownership guidelines apply to members of the Management Committee:

Executive	Requirement
Chief Executive Officer	6 x base salary
Other Management Committee Members	3 x base salary
For purposes of determining whether the guidelines are met, the following are taken into account:

•	Holdings common stock;

•	AB Holding Units (collectively with Holdings common stock, “Company Stock”); and

•	unvested restricted stock or restricted stock units linked to Company Stock that are subject only to service requirements.
The executives are required to retain 75% of any net Company Stock (after the payment of taxes and the costs of exercise and commissions for stock options) received as compensation until the applicable requirement is met. Once an executive satisfies the stock ownership guidelines, the executive will not be deemed to have fallen out of compliance solely by reason of a decline in the value of the Company Stock.

Hedging and Pledging
Holdings believes that, when an individual who owns Company securities engages in certain forms of hedging or monetization transactions, he or she may no longer have the same objectives as other holders of the Company securities. Accordingly, all Company employees and directors are prohibited from engaging in hedging or similar transactions with respect to Company securities that would allow them to continue to own the securities without the full risks and rewards of ownership. This includes transactions such as zero-cost collars and forward sale contracts that could allow them to lock in much of the value of their holdings in exchange for all or part of the potential for upside appreciation in the securities.
Company employees and directors are further prohibited from pledging Company securities as collateral for a loan (whether in a margin account or otherwise).
Rule 10b5-1 Trading Plan Policy
Holdings’ insider trading policy provides that our insiders may trade in Company securities during periods in which they would otherwise be restricted from doing so under the policy due to the possession of material non-public information or otherwise if they enter into a pre-established written trading plan in accordance with Rule 10b5-1 enacted by the SEC.
All trading plans must:

•	be in writing and in a form acceptable to the Company,

•	acknowledged in writing by the General Counsel prior to becoming effective and

•	not be modified at any time when the insider is in possession of material non-public information.
ACCOUNTING AND TAX CONSIDERATIONS
Internal Revenue Code Section 162(m) (“Section 162(m)”) limits tax deductions relating to executive compensation of certain executives of publicly held companies. For taxable years prior to 2018, neither Holdings nor any of its subsidiaries, including AB, were deemed to be publicly held companies for this purpose.
Following the IPO, Holdings is deemed to constitute a publicly held company for purposes of Section 162(m). Accordingly, the Compensation Committee may consider the deductibility of executive compensation under Section 162(m) when making compensation decisions. However, the Compensation Committee will authorize compensation payments that are not deductible for federal income tax purposes when the committee believes that such payments are appropriate to attract, retain and incent executive talent.
Internal Revenue Code Section 409A (“Section 409A”) imposes stringent requirements that covered nonqualified deferred compensation arrangements must meet to avoid the imposition of additional taxes, including a 20% additional income tax, on the amounts deferred under the arrangements. The Company’s nonqualified deferred compensation arrangements that are subject to Section 409A are designed to comply with the requirements of Section 409A to avoid additional income taxes.
Accounting and other tax impacts not discussed above are also considered in the design of short-term incentive compensation and equity-based award programs.
CONSIDERATION OF MOST RECENT ‘SAY ON PAY’ VOTE
As a newly public company, Holdings has not yet conducted a “Say on Pay” vote.
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed the preceding Compensation Discussion and Analysis and discussed with management. Based on the Compensation Committee’s review and discussion with management, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in Holdings’ annual report on Form 10-K and Holdings’ Proxy Statement.
This report is provided by the following members of the Board who comprise the Compensation Committee.

Ramon de Oliveira (Chair)	Daniel Kaye
George Stansfield	Charles Stonehill
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The following directors served as Compensation Committee members during 2018: Messrs. Kaye, Oliveira, Stansfield and Stonehill. During 2018, none of our executive officers served as: (a) a member of the compensation committee of any entity for which a member of our Board served as an executive officer or (b) a director of another entity, an executive officer of which serves as member of the Board.
CONSIDERATION OF RISK MATTERS IN DETERMINING COMPENSATION
Holdings has considered whether its compensation practices are reasonably likely to have a material adverse effect on Holdings and determined that they are not.
To support its analysis, Holdings engaged a compensation consultant to conduct a risk assessment of the 2018 STIC Program, the 2018 LTIC Program and sales incentive plans for the retirement and protection businesses (the “Risk Assessment”). The Risk Assessment confirmed that the programs have a number of features that contribute to prudent decision-making and avoid an incentive to take excessive risk. The Risk Assessment also noted good governance practices, well-defined oversight processes and well-honed day-to-day processes, roles and responsibilities with cross-functional representation.
Holdings also considered that AB generally denominates its equity-based awards in AB Holding Units and defers their delivery to sensitize employees to risk outcomes and discourage them from taking excessive risks, whether relating to investments, operations, regulatory compliance and/or cyber security, that could lead to a decrease in the value of the AB Holding Units and/or an adverse effect on AB’s long-term prospects. Also, all outstanding AB equity-based awards generally include a provision permitting AB to “claw-back” the unvested portion of the award if the AB Compensation Committee determines that (i) the employee failed to adhere to existing risk management policies and (ii) as a result of the employee’s failure, there has been or reasonably could be expected to be a material adverse impact on AB or the employee’s business unit.
SUMMARY COMPENSATION TABLE
The following table presents the total compensation of the Named Executive Officers for services performed in the years ended December 31, 2018, December 31, 2017 and December 31, 2016, except that no information is provided for 2017 and 2016 for Mr. Hurd and for 2016 for Mr. Bernstein since they were not Named Executive Officers in those years.
The total compensation reported in the following table includes items such as salary and non-equity incentive compensation as well as the grant date fair value of equity-based compensation. The equity-based compensation may never become payable or may end up with a value that is substantially different from the value reported here. The amounts in the Total column do not represent “Total Direct Compensation” as described in the Compensation Discussion and Analysis.

2018 SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	Non-Equity Incentive Compensation (5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (6)	All Other Compensation (7)	Total
Mark Pearson President and Chief Executive Officer	2018	$1,250,114	$—	$6,587,516	$962,503	$2,911,651	$—	$426,779	$12,138,563
	2017	$1,250,114	$—	$2,067,378	$341,280	$2,526,000	$1,017,919	$370,238	$7,572,929
	2016	$1,250,744	$—	$2,010,449	$382,419	$2,164,000	$393,441	$389,201	$6,590,254
Anders Malmström Senior Executive Vice President and Chief Financial Officer	2018	$688,915	$—	$2,605,048	$375,000	$1,299,600	$114,890	$186,171	$5,269,624
	2017	$658,228	$—	$526,564	$106,722	$1,047,248	$180,070	$330,538	$2,849,370
	2016	$658,228	$—	$496,993	$116,089	$850,000	$280,596	$172,895	$2,574,801
Jeffrey Hurd Senior Executive Vice President & Chief Operating Officer	2018	$864,480	$300,000	$2,090,031	$450,001	$2,080,000	$—	$91,439	$5,875,951
Dave Hattem Senior Executive Vice President, General Counsel and Secretary	2018	$665,182	$—	$2,230,032	$250,000	$1,040,000	$—	$160,812	$4,346,026
	2017	$609,333	$—	$646,471	$106,722	$788,119	$578,537	$155,008	$2,884,190
	2016	$599,893	$—	$648,443	$123,348	$750,000	$238,250	$134,224	$2,494,158
Seth Bernstein Senior Executive Vice President and Head of Investment Management and Research	2018	$500,000	$3,500,000	$4,740,000	$—	$—	$—	$344,847	$9,084,847
	2017	$334,615	$3,000,000	$3,500,003	$—	$—	$—	$148,274	$6,982,892

____________

(1)	For the EQH Program Participants, the amounts in this column reflect actual salary paid in each year. Mr. Bernstein’s annual base salary is $500,000.

(2)
No bonuses were paid to the EQH Program Participants in 2018, 2017 or 2016 other than Mr. Hurd’s sign-on bonus of $300,000 in 2018. For Mr. Bernstein, this column includes his annual cash incentive awards paid for performance in 2018 and 2017 respectively.

(3)
For the EQH Program Participants, the amounts reported in this column for 2018 represent the aggregate grant date fair value of EQH RSUs, EQH Performance Shares and Transaction Incentive Awards granted to them in 2018 in accordance with FASB ASC Topic 718, and the assumptions made in calculating them can be found in note 14 of the notes to Holdings’ consolidated financial statements for the year ended December 31, 2018. The EQH Performance Shares were valued at target which represents the probable outcome at grant date. A maximum payout for the EQH Performance Shares, valued at the grant date fair value, would result in values of:

AEL Named Executive Officer	Maximum Payout
Mr. Pearson	$3,850,021
Mr. Malmström	$1,500,054
Mr. Hurd	$1,800,039
Mr. Hattem	$1,000,036
For Mr. Bernstein, the amount reported in this column for 2018 represents the aggregate grant date fair value of his Transaction Incentive Award and the 2018 SB Award in accordance with FASB ASC Topic 718, and the assumptions made in calculating this amount can be found in Note 14 of the notes to Holdings’ consolidated financial statements for the year ended December 31, 2018. The EQH RSUs, EQH Performance Shares, Transaction Incentive Awards and 2018 SB Award are described in more detail below in “Supplemental Information for Summary Compensation and Grants of Plan-Based Awards Tables.”

(4)	The amounts reported in this column for 2018 represent the aggregate grant date fair value of EQH Stock Options granted in 2018 in accordance with FASB ASC Topic 718, and the assumptions made in calculating them can be found in note 14 of the notes to
Holdings’ consolidated financial statements for the year ended December 31, 2018. EQH Stock Options are described in more detail below in “Supplemental Information for Summary Compensation and Grants of Plan-Based Awards Tables.”

(5)	The amounts reported in this column represent the annual cash incentive awards paid for performance in 2018, 2017 and 2016, respectively.

(6)	The amounts reported represent the increase in the actuarial present value of accumulated pension benefits for the Named Executive
Officer. The actuarial present value of Mr. Pearson’s and Mr. Hattem’s accumulated pension benefits decreased by $712,215 and
$216,816 respectively, primarily due to an increase in the discount rate used to determine the present value. The Named Executive Officers did not have any above-market earnings on non-qualified deferred compensation in 2018, 2017 or 2016. For more information regarding the pension benefits for each Named Executive Officer, see the Pension Benefits as of December 31, 2018 Table below.

(7)	The following table provides additional details for the 2018 amounts in the All Other Compensation column.

Name	Auto (a)	Excess Liability Insurance (b)	Financial Advice (c)	Profit Sharing/401k Plan Contributions (d)	Excess 401(k) Contributions (e)	Other Perquisites/ Benefits (f)	Total
Mark Pearson	$28,992	$8,201	$24,891	$14,665	$349,964	$66	$426,779
Anders Malmström	$—	$—	$24,891	$14,665	$146,116	$499	$186,171
Jeffrey Hurd	$—	$—	$17,535	$14,665	$58,806	$433	$91,439
Dave Hattem	$—	$—	$15,000	$14,665	$128,329	$2,818	$160,812
Seth Bernstein	$320,685	$—	$9,340	$12,500	$—	$2,322	$344,847
_____________

(a)
Pursuant to his employment agreement, Mr. Pearson is entitled to the business and personal use of a dedicated car and driver. The personal use of this vehicle was valued based on a formula considering the annual lease value of the vehicle, the compensation of the driver and the cost of fuel. For Mr. Bernstein, the amount listed includes auto lease costs ($16,689), driver compensation and other car-related expenses ($303,996).

(b)
AXA Equitable Life pays the premiums for excess liability insurance coverage for Mr. Pearson pursuant to his employment agreement. The amount in this column reflects the actual amount of premiums paid.

(c)
AXA Equitable Life paid for financial planning services for each of the EQH Program Participants in 2018. These payments have been discontinued for 2019 and future years for EQH Program Participants other than Mr. Pearson. This column also includes payments for expatriate tax services for Mr. Pearson and Mr. Malmström.

(d)	This column includes the amount of company contributions received by each EQH Program Participant under the 401(k) Plan and by Mr. Bernstein under the Profit Sharing Plan.

(e)	This column includes the amount of excess 401(k) contributions received by each EQH Program Participant under the Post-2004 Plan.

(f)
This column includes amounts related to guests accompanying the EQH Program Participants to company events. It also includes life insurance premiums for Mr. Bernstein and a $66 health premium refund for both Mr. Pearson and Mr. Malmström.

2018 GRANTS OF PLAN-BASED AWARD
The following table provides additional information about plan-based compensation disclosed in the Summary Compensation Table. This table includes both equity and non-equity awards granted during 2018.

2018 GRANTS OF PLAN-BASED AWARDS
Name	Grant Date	Approval Date (1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)			Estimated Future Payouts Under Equity Incentive Plan Awards (3)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#) (3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (4)

			Threshold	Target	Maximum	Threshold	Target	Maximum
			($)	($)	($)	(#)	(#)	(#)

Mark Pearson			$—	$2,128,400	$4,256,800
	06/11/2018	05/16/2018								208,786	$21.34	$962,503
	05/17/2018	05/16/2018							44,396			$962,505
	05/17/2018	05/16/2018					41,541	83,082				$962,505
	05/17/2018	05/16/2018					44,396	88,792				$962,505
	05/09/2018	04/25/2018				46,250	92,500	92,500	92,500			$3,700,000
Anders Malmström			$—	$1,000,000	$2,000,000
	06/11/2018	05/16/2018								81,345	$21.34	$375,000
	05/17/2018	05/16/2018							17,298			$375,021
	05/17/2018	05/16/2018					16,185	32,370				$375,006
	05/17/2018	05/16/2018					17,298	34,596				$375,021
	05/09/2018	04/25/2018				18,500	37,000	37,000	37,000			$1,480,000
Jeff Hurd			$—	$1,500,000	$3,000,000
	06/11/2018	05/16/2018								97,614	$21.34	$450,001
	05/17/2018	05/16/2018							20,757			$450,012
	05/17/2018	05/16/2018					19,422	23,306				$450,008
	05/17/2018	05/16/2018					20,757	24,908				$450,012
	05/09/2018	04/25/2018				9,250	18,500	18,500	18,500			$740,000
Dave Hattem			$—	$750,000	$1,500,000
	06/11/2018	05/16/2018								54,230	$21.34	$250,000
	05/17/2018	05/16/2018							11,532			$250,014
	05/17/2018	05/16/2018					10,790	21,580				$250,004
	05/17/2018	05/16/2018					11,532	23,064				$250,014
	05/09/2018	04/25/2018				18,500	37,000	37,000	37,000			$1,480,000
Seth Bernstein	12/11/2018	12/11/2018							149,868			$4,000,000
	05/09/2018	04/25/2018				9,250	18,500	18,500	18,500			$740,000
___________

(1)
On May 16, 2018, the Compensation Committee approved the grant of the EQH RSUs and EQH Performance Shares with a grant date of May 17, 2018 and the grant of the EQH Stock Options with a grant date of June 11, 2018. On April 25, 2018, the Board approved the grant of the Transaction Incentive Awards with a grant date of May 9, 2018. On December 11, 2018, the AB Compensation Committee approved the grant of the 2018 SB Award with a grant date of December 11, 2018.

(2)
For the EQH Program Participants, the target column shows the target award under the 2018 STIC Program assuming the plan was 100% funded. The actual awards paid to the EQH Program Participants are listed in the Non-Equity Incentive Compensation column of the Summary Compensation Table.

(3)
For the EQH Program Participants, the second row shows the EQH Stock Options granted on June 11, 2018. The third, fourth and fifth rows show the EQH RSUs, the TSR Performance Shares and the ROE Performance Shares granted on May 17, 2018, respectively. The sixth row shows the Transaction Incentive Awards granted on May 9, 2018. For Mr. Bernstein, the first row shows the 2018 SB Award granted on December 11, 2018 and the second row shows the Transaction Incentive Award granted on May 9, 2018.

(4)
The amounts in this column represent the aggregate grant date fair value of all equity-based awards granted to the Named Executive Officers in 2018 in accordance with ASC Topic 718. The EQH Performance Shares were valued at target which represents the probable outcome at grant date.

SUPPLEMENTAL INFORMATION FOR SUMMARY COMPENSATION AND GRANTS OF PLAN-BASED AWARDS TABLES
2018 Annual Equity-Based Awards for EQH Program Participants
EQH RSUs. EQH RSUs were granted on May 17, 2018 with a vesting schedule of approximately three years, with one-third of the grant vesting on each of March 1, 2019, March 1, 2020 and March 1, 2021. EQH RSUs receive dividend equivalents with the same vesting schedule as their related units.
EQH Stock Options. EQH Stock Options were granted on June 11, 2018 with a term of approximately ten years and a vesting schedule of approximately three years, with one-third of the grant vesting on each of March 1, 2019, March 1, 2020 and March 1, 2021. The exercise price for the EQH Stock Options is $21.34, which was the closing price for Holdings’ common stock on the grant date.
EQH Performance Shares. EQH Performance Shares were granted on May 17, 2018 and will cliff vest after approximately three years. EQH Performance Shares will receive dividend equivalents with the same vesting schedule as their related shares and were granted unearned. Two types of EQH Performance Shares were granted:

•	ROE Performance Shares - EQH Performance Shares that may be earned based on the Company’s performance against certain targets for its Non-GAAP Operating ROE and

•	TSR Performance Shares - EQH Performance Shares that may be earned based on Holdings’ Relative TSR.
ROE Performance Shares. The number of ROE Performance Shares that are earned will be determined at the end of the performance period (January 1, 2018 - December 31, 2020) by multiplying the number of unearned ROE Performance Shares granted by the “Final ROE Performance Factor.” The Final ROE Performance Factor will be determined by averaging the “ROE Performance Factor” for each of the three calendar years in the ROE Performance Period. Specifically, the Company will be assigned target, maximum and threshold amounts for Non-GAAP Operating ROE for each of 2018, 2019 and 2020 that will determine the “ROE Performance Factor” for the applicable year as follows:

If Non-GAAP Operating ROE for the applicable year equals....	The ROE Performance Factor for the applicable year will equal....
Maximum Amount (or greater)	200%
Target Amount	100%
Threshold Amount	25%
Below Threshold	0%

Note: For results in-between the threshold and target and target and maximum amounts, the ROE Performance Factor for the applicable year will be determined by linear interpolation.

TSR Performance Shares. The number of TSR Performance Shares that are earned will be determined at the end of a performance period (May 17, 2018 - December 31, 2020) by multiplying the number of unearned TSR Performance Shares by the “TSR Performance Factor.” The TSR Performance Factor will be determined as follows, subject to a cap of 100% if Holdings’ total shareholder return for the performance period is negative:

If Relative TSR for the TSR Performance Period is...	The TSR Performance Factor will equal…
87.5th percentile or greater (maximum)	200%
50th percentile (target)	100%
30th percentile (threshold)	25%
Below 30th percentile	0%

Note: For results in-between the threshold and target and target and maximum amounts, the TSR Performance Factor will be determined by linear interpolation.

2018 Transaction Incentive Awards
All Transaction Incentive Awards were paid in the form of restricted stock units that will be settled in shares of Holdings’ common stock. The amount of restricted stock units granted to each Named Executive Officer was determined by dividing his award value by the IPO price of $20. The restricted stock units vest as follows:

Type Of Units	Vesting Requirements
Service Units (50% of award)	50% of the Service Units vested on November 14, 2018; 25% of the Service Units will vest on May 10, 2019; and 25% of the Service Units will vest on May 10, 2020.
Performance Units (50% of award)
Condition #1 - if, prior to May 10, 2020, the average closing price of a share of Holdings’ common stock for thirty consecutive days is at least equal to $26, all Performance Units will immediately vest;

Condition #2 - if Condition #1 is not met but, prior to May 10, 2023, the average closing price of a share of Holdings’ common stock for thirty consecutive days is at least equal to $30, all Performance Units will immediately vest; and

Condition #3 - if neither Condition #1 or Condition #2 is met, fifty percent of the Performance Units will vest on May 10, 2023. The remaining 50% of the Performance Units will be forfeited.

2018 SB Award
The 2018 SB Award is denominated in restricted AB Holding Units and has a four-year pro-rata vesting schedule. The AB Holding Units underlying the 2018 SB Award are restricted and are not permitted to be transferred by Mr. Bernstein. Mr. Bernstein has voluntarily elected to defer receipt of any vested portion of the 2018 SB Award until 2023. Quarterly cash distributions on vested and unvested restricted AB Holding Units in respect of the 2018 SB Award will be delivered to Mr. Bernstein when cash distributions generally are paid to all Unitholders. If Mr. Bernstein resigns or is terminated without cause prior to the vesting date, he is eligible to continue to vest in the 2018 SB Award, subject to compliance with the restrictive covenants set forth in the applicable award agreement, including restrictions on competition, and restrictions on employee and client solicitation. The 2018 SB Award will immediately vest upon a termination due to death or disability. AB is permitted to claw-back an award if Mr. Bernstein fails to adhere to risk management policies.
OUTSTANDING EQUITY AWARDS AS OF DECEMBER 31, 2018
The following table lists outstanding equity grants for each Named Executive Officer as of December 31, 2018. The table includes outstanding equity grants from past years as well as the current year. For the EQH Program Participants, equity grants in 2017 and prior years were awarded in respect of AXA ordinary shares.

OUTSTANDING EQUITY AWARDS AS OF DECEMBER 31, 2018
OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (1)	Option Exercise Price ($) (2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (3)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mark Pearson			41,134	$25.74	03/24/2024	182,967	$3,500,876	426,303	$8,099,120
	48,486		96,972	$26.12	06/19/2025
			186,069	$24.00	06/06/2026
			170,004	$26.69	06/21/2027
		208,786		$21.34	03/01/2028
Anders Malmström	24,414		12,206	$25.74	03/24/2024	59,395	$1,104,837	150,435	$2,812,649
	12,393	12,393	12,393	$26.12	06/19/2025
		37,656	18,828	$24.00	06/06/2026
		35,442	17,720	$26.69	06/21/2027
		81,345		$21.34	03/01/2028
Jeff Hurd		97,614		$21.34	03/01/2028	30,007	$499,016	79,436	$1,321,021
Dave Hattem	22,626		11,314	$25.74	03/24/2024	53,629	$1,008,948	135,525	$2,574,705
	12,393	12,393	12,393	$26.12	06/19/2025
		40,012	20,004	$24.00	06/06/2026
		35,442	17,720	$26.69	06/21/2027
		54,230		$21.34	03/01/2028
Seth Bernstein						9,250	$153,828	18,500	$307,655
						273,398	$7,469,243
__________

(1)
All     options with expiration dates prior to March 1, 2028 are AXA stock options. All AXA stock options have ten-year terms and a vesting schedule of five years, with one-third of the grant vesting on each of the third, fourth and fifth anniversaries of the grant; provided that the last third will vest only if the AXA ordinary share performs at least as well as the SXIP Index during a specified period (this condition applies to all AXA stock options granted to Mr. Pearson).

(2)
All AXA stock options have euro exercise prices. All euro exercise prices have been converted to U.S. dollars based on the euro to U.S. dollar exchange rate on the day prior to the grant date. The actual U.S. dollar equivalent of the exercise price will depend on the exchange rate at the date of exercise.

(3)
For the EQH Program Participants, this column reflects earned but unvested EQH RSUs granted in 2018, AXA performance shares granted in 2015 and the remaining unvested 50% of the Service Units received under their Transaction Incentive Awards as follows:

	2015 AXA Performance Shares Vesting 6/19/19	2018 Transaction Incentive Awards - Service Units Vesting Ratably on 5/10/19 and 5/10/20	2018 EQH RSUs - Vesting Ratably on 3/1/19, 3/1/20 and 3/1/21
Mr. Pearson	92,321	46,250	44,396
Mr. Malmström	23,597	18,500	17,298
Mr. Hurd		9,250	20,757
Mr. Hattem	23,597	18,500	11,532

For Mr. Bernstein, the first row reflects the remaining unvested 50% of the Service Units he received under his Transaction Incentive Award and the second row reflects unvested restricted AB Holding Units granted in 2017 (which vest ratably on May 1 of each of 2019, 2020 and 2021) and unvested restricted AB Holding Units granted in 2018 (which vest ratably on December 1 of each of 2019, 2020, 2021 and 2022).

(4)	This column includes:

	2016 AXA Performance Shares Vesting 6/6/20	2017 AXA Performance Shares Vesting 6/21/21	2018 EQH Performance Shares Vesting 3/1/21	2018 Transaction Incentive Awards - Performance Units
Mr. Pearson	106,326	97,144	TSR - 41,541 ROE - 88,792	92,500
Mr. Malmström	32,277	30,377	TSR - 16,185 ROE - 34,596	37,000
Mr. Hurd	—	—	TSR - 19,422 ROE - 41,514	18,500
Mr. Hattem	34,294	30,377	TSR - 10,790 ROE - 23,064	37,000
Mr. Bernstein	—	—	—	18,500

TSR Performance Shares are reported at target. ROE Performance Shares are reported at maximum.
OPTION EXERCISES AND STOCK VESTED IN 2018
The following table summarizes the value received from stock option exercises and stock awards vested during 2018.

2018 OPTION EXERCISES AND STOCK VESTED
	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise (1)	Value Realized on Exercise (2)	Number of Shares Acquired on Vesting (3)	Value Realized on Vesting (4)
Mark Pearson	570,840	$5,455,816	91,929	$2,155,632
Anders Malmström	11,644	$120,296	32,002	$737,973
Jeffrey Hurd	—	$—	9,302	$194,418
Dave Hattem	—	$—	31,019	$712,357
Seth Bernstein	—	$—	50,479	$1,310,301
_____________

(1)	This column reflects the number of AXA stock options exercised in 2018 by Mr. Pearson and Mr. Malmström.

(2)	All shares acquired upon the option exercises were immediately sold. This column reflects the actual sale price received less the exercise price.

(3)
For Messrs. Pearson, Malmström and Hattem, this column reflects the vesting of the second tranche of their 2014 AXA performance shares in 2018. For all of the Named Executive Officers, this column reflects the vesting of a portion of their Transaction Incentive Awards (and related dividend equivalents) in November 2018. For Mr. Bernstein, this column also reflects the vesting of 41,177 of his 2017 AB Holding Units. The delivery of Mr. Bernstein’s 41,177 AB Holding Units (minus any AB Holding Units withheld to cover applicable taxes) is deferred pursuant to the terms of his employment agreement until May 1, 2021, subject to accelerated delivery upon circumstances set forth in his employment agreement. Mr. Bernstein will receive the cash distributions payable with respect to the vested but undelivered portion of his AB Holding Units on the same basis as cash distributions are paid to AB Holding Unitholders generally.

(4)
The value of the AXA performance shares that vested in 2018 was determined based on the average of the high and low AXA ordinary share price on the vesting date, converted to US dollars using the European Central Bank reference rate on the vesting date.

PENSION BENEFITS AS OF DECEMBER 31, 2018
The following table lists the pension program participation and actuarial present value of each Named Executive Officer’s defined benefit pension at December 31, 2018. Note that Messrs. Malmström and Hurd did not participate in the Retirement Plan or the Excess Plan since they were not eligible to participate in these plans prior to their freeze. Mr. Bernstein does not have any pension benefits.

PENSION BENEFITS AS OF DECEMBER 31, 2018
Name	Plan Name (1)	Number of Years Credited Service (2)	Present Value of Accumulated Benefit	Payments during the last fiscal year
Mark Pearson	AXA Equitable Retirement Plan	3	$70,561	$—
	AXA Equitable Excess Retirement Plan	3	$696,507	$—
	AXA Equitable Executive Survivor Benefit Plan	24	$3,591,990	$—
Anders Malmström	AXA Equitable Retirement Plan	—	$—	$—
	AXA Equitable Excess Retirement Plan	—	$—	$—
	AXA Equitable Executive Survivor Benefit Plan	7	$626,356	$—
Jeffrey Hurd	AXA Equitable Retirement Plan	—	$—	$—
	AXA Equitable Excess Retirement Plan	—	$—	$—
	AXA Equitable Executive Survivor Benefit Plan	—	$—	$—
Dave Hattem	AXA Equitable Retirement Plan	19	$526,399	$—
	AXA Equitable Excess Retirement Plan	19	$1,090,680	$—
	AXA Equitable Executive Survivor Benefit Plan	25	$2,206,955	$—
Seth Bernstein	AXA Equitable Retirement Plan	—	$—	$—
	AXA Equitable Excess Retirement Plan	—	$—	$—
	AXA Equitable Executive Survivor Benefit Plan	—	$—	$—
_____________

(1)
The December 31, 2018 liabilities for the Retirement Plan, the Excess Plan, and the ESB Plan were calculated using the same participant data, plan provisions and actuarial methods and assumptions used for financial reporting purposes, except that a retirement age of 65 is assumed for all calculations. The assumptions used can be found in note 13 of the notes to Holdings’ consolidated financial statements for the year ended December 31, 2018.

(2)
Credited service for purposes of the Retirement Plan and the Excess Plan does not include an executive’s first year of service and does not include any service after the freeze of the plans on December 31, 2013. Pursuant to his employment agreement, Mr. Pearson’s credited service for purposes of the ESB Plan includes approximately 16 years of service with AXA Equitable Life affiliates. However, this additional credited service does not result in any benefit augmentation for Mr. Pearson.

The Retirement Plan
The Retirement Plan is a tax-qualified defined benefit plan for eligible employees. The Retirement Plan was frozen effective December 31, 2013.
Participants became vested in their benefits under the Retirement Plan after three years of service. Participants are eligible to retire and begin receiving benefits under the Retirement Plan: (a) at age 65 (the “normal retirement date”) or (b) if they are at least age 55 with at least 5 full years of service (an “early retirement date”).
Prior to the freeze, the Retirement Plan provided a cash balance benefit whereby AXA Equitable Life established a notional account for each Retirement Plan participant. This notional account was credited with deemed pay credits equal to 5% of eligible compensation up to the Social Security wage base plus 10% of eligible compensation above the Social Security wage base. Eligible compensation included base salary and short-term incentive compensation and was subject to limits imposed by the Internal Revenue Code. These notional accounts continue to be credited with deemed interest credits. For pay credits earned on or after April 1, 2012 up to December 31, 2013, the interest rate is determined annually based on the average discount rates for one-year Treasury Constant Maturities. For pay credits earned prior to April 1, 2012, the annual interest rate is the greater of 4% and a rate derived from the average discount rates for one-year Treasury Constant Maturities. For 2018, pay credits earned prior to April 1, 2012 received an interest crediting rate of 4% while pay credits earned on or after April 1, 2012 received an interest crediting rate of 1.25%.
Participants elect the time and form of payment of their cash balance account after they separate from service. The normal form of payment depends on a participant’s marital status as of the payment commencement date. If the participant is unmarried, the normal form will be a single life annuity. If the participant is married, the normal form will be a 50% joint and survivor annuity. Subject to spousal consent requirements, participants may elect the following optional forms of payment for their cash balance account:

•	Single life annuity;

•	Optional joint and survivor annuity of any whole percentage between 1% and 100%; and

•	Lump sum.
Messrs. Pearson and Hattem are each entitled to a frozen cash balance benefit under the Retirement Plan and are currently eligible for early retirement under the plan.
For certain grandfathered participants, the Retirement Plan provides benefits under a traditional defined benefit formula based on final average pay, estimated Social Security benefits and years of service. None of the Named Executive Officers are grandfathered participants.
The Excess Plan
The purpose of the Excess Plan, which was frozen as of December 31, 2013 was to allow eligible employees to earn retirement benefits in excess of those permitted under the Retirement Plan. Specifically, the Retirement Plan is subject to rules under the Code that cap both the amount of eligible earnings that may be taken into account for determining benefits under the Retirement Plan and the amount of benefits that the Retirement Plan may pay annually. Prior to the freeze of the Retirement Plan, the Excess Plan permitted participants to accrue and be paid benefits that they would have earned and been paid under the Retirement Plan but for these limits. The Excess Plan is an unfunded plan and no assets are actually set aside in participants’ names.
The Excess Plan was amended effective September 1, 2008 to comply with the provisions of Code Section 409A. Pursuant to the amendment, a participant’s Excess Plan benefits vested after 2005 will generally be paid in a lump sum on the first day of the month following the month in which separation from service occurs provided that payment will be delayed six months for “specified employees” (generally, the fifty most highly-compensated officers of AXA Equitable Life and its affiliates), unless the participant made a special one-time election with respect to the time and form of payment of those benefits by November 14, 2008. Neither Mr. Pearson or Mr. Hattem made a special election. The time and form of payment of Excess Plan benefits that vested prior to 2005 are the same as the time and form of payment of the participant’s Retirement Plan benefits.
The ESB Plan
The ESB Plan offers financial protection to a participant’s family in the case of his or her death. Eligible employees may choose up to four levels of coverage and the form of benefit to be paid at each level. Each level provides a benefit equal to one times the participant’s eligible compensation (generally, base salary plus the higher of: (a) most recent short-term incentive compensation award and (b) the average of the three highest short-term incentive compensation awards), subject to an overall $25 million cap. Each level offers different coverage choices. Generally, the participant can choose between a life insurance death benefit and a deferred compensation benefit payable upon death at each level. Participants are not required to contribute to the cost of Level 1 or Level 2 coverage but are required to contribute annually to the cost of any options elected under Levels 3 and 4 until age 65.
Level 1 coverage continues after retirement until the participant attains age 65. Levels 2, 3 and 4 coverage continue after retirement until the participant’s death, provided that, for Levels 3 and 4 coverage, all required participant contributions are made.
The ESB Plan was closed to new participants on January 1, 2019.
Level 1
A participant can choose between the following two options at Level 1:
Lump Sum Option-Under the Lump Sum Option, a life insurance policy is purchased on the participant’s life. At the death of the participant, the participant’s beneficiary receives a tax-free lump sum death benefit from the policy. The participant is taxed annually on the value of the life insurance coverage provided.
Survivor Income Option-Upon the participant’s death, the Survivor Income Option provides the participant’s beneficiary with 15 annual payments approximating the value of the Lump Sum Option or a payment equal to the amount of the lump sum. The payments will be taxable but the participant is not subject to annual taxation.
Level 2
At Level 2, a participant can choose among the Lump Sum Option and Survivor Income Option, described above, and the following option:

Surviving Spouse Benefit Option-The Surviving Spouse Benefit Option provides the participant’s spouse with monthly income equal to about 25% of the participant’s monthly compensation (with an offset for social security). The payments are taxable but there is no annual taxation to the participant. The duration of the monthly income depends on the participant’s years of service (with a minimum duration of 5 years).
Levels 3 and 4
At Levels 3 and 4, a participant can choose among the Lump Sum Option and Survivor Income Option, described above and the following option:
Surviving Spouse Income Addition Option-The Surviving Spouse Income Addition Option provides monthly income to the participant’s spouse for life equal to 10% of the participant’s monthly compensation. The payments are taxable but there is no annual taxation to the participant.
NON-QUALIFIED DEFERRED COMPENSATION TABLE AS OF DECEMBER 31, 2018
The following table provides information on the excess 401(k) contributions received by the EQH Program Participants in 2018, as well as their aggregate balances in the Post-2004 Plan and VDCP. It also reflects Mr. Bernstein’s deferral of an equity award granted in 2017.

NON-QUALIFIED DEFERRED COMPENSATION AS OF DECEMBER 31, 2018
Name	Plan Name	Executive Contributions in Last FY	Registrant Contributions in Last FY (1)	Aggregate Earnings in Last FY (2)	Aggregate Withdrawals/Distributions	Aggregate Balance at Last FYE (3)
Mark Pearson	The Post-2004 Variable Deferred Compensation Plan	$—	$349,964	$(53,972)	$394,940	$1,409,626
Anders Malmström	The Post-2004 Variable Deferred Compensation Plan	$—	$146,116	$(23,655)	$—	$574,495
Jeffrey Hurd	The Post-2004 Variable Deferred Compensation Plan	$—	$58,806	$(1,939)	$—	$56,867
Dave Hattem	The Post-2004 Variable Deferred Compensation Plan	$—	$128,329	$(36,330)	$106,954	$740,634
	The Variable Deferred Compensation Plan	$—	$—	$(73,060)	$—	$1,259,141
Seth Bernstein (4)	2017 Equity Award	$1,115,883	$—	$96,766	$—	$—
__________

(1)	The amounts reported in this column are also reported in the “All Other Compensation” column of the 2018 Summary Compensation Table above.

(2)	The amounts reported in this column are not reported in the 2018 Summary Compensation Table.

(3)
The amounts in this column that were previously reported as compensation in the Summary Compensation Table included in AXA Equitable Life’s Forms 10-K for the years ended December 31, 2017, 2016, 2015 and 2014 are:

EQH Program Participant	Amount
Pearson	$1,311,245
Malmström	$366,469
Hattem	$458,674

(4)
For Mr. Bernstein, the executive contributions column reflects the value of 41,177 restricted AB Holding Units that vested on May 1, 2018 and will not be delivered until May 1, 2021. The aggregate earnings in last fiscal year column reflects the change in the AB Holding Unit price between May 1 and December 1, 2018 and cash distributions received by Mr. Bernstein on the deferred units during this period. The grant date fair value of the AB Holding Units was reported in the Summary Compensation Table for 2017.

The Post-2004 Plan
The Post-2004 Plan allows eligible employees to defer the receipt of up to 25% of their base salary and short-term incentive compensation. Deferrals are credited to a bookkeeping account in the participant’s name on the first day of the month following the month in which the compensation otherwise would have been paid to him or her. The account is used solely for record keeping purposes and no assets are actually placed into any account in the participant’s name.
Account balances in the Post-2004 Plan are credited with gains and losses as if invested in the available earnings crediting options chosen by the participant. The Post-2004 Plan currently offers a variety of earnings crediting options.
Each year, participants in the Post-2004 Plan can elect to make deferrals into an account they have already established under the plan or they may open a new account, provided that they may not allocate any new deferrals into an account if they are scheduled to receive payments from the account in the next calendar year.
When participants establish an account, they must elect the form and timing of payments for that account. They may receive payments of their account balance in a lump sum or in any combination of lump sum and/or annual installments paid over consecutive years. They may elect to commence payments from an account in July or December of any year after the year following the deferral election provided that payments must commence by the first July or December following age 71.
In addition, AXA Equitable Life provides excess 401(k) contributions in the Post-2004 Plan for participants in the 401(k) Plan with eligible compensation in excess of the qualified plan compensation limit. These contributions are equal to 10% of the participant’s (i) eligible compensation in excess of the qualified plan compensation limit ($275,000 in 2018) and (ii) voluntary deferrals to the Post-2004 Plan for the applicable year.
The VDCP
Under the VDCP, eligible employees were permitted to defer the receipt of up to 25% of their base salary and short-term incentive compensation. Deferrals were credited to a bookkeeping account in the participant’s name on the first day of the month following the month in which the compensation otherwise would have been paid to him or her. The account is used solely for record keeping purposes and no assets are actually placed into any account in the participant’s name. The VDCP was frozen as of December 31, 2004 so that no amounts earned or vested after 2004 can be deferred under the VDCP.
Account balances in the VDCP that are attributable to deferrals of base salary and short-term incentive compensation are credited with gains and losses as if invested in the available earnings crediting options chosen by the participant. The VDCP currently offers a variety of earnings crediting options.
Participants in the VDCP could elect to credit their deferrals to in-service or retirement distribution accounts. For retirement accounts, payments may be received in any combination of a lump sum and/or annual installments paid in consecutive years. Payments may begin in any January or July following the participant’s termination date, but they must begin by either the first January or the first July following the later of: (a) the participant’s attainment of age 65 and (b) the date that is thirteen months following the participant’s termination date. For in-service accounts, payments are made to the participant in December of the year elected by the participant in a lump sum or in up to five annual installments over consecutive years.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
EQH Program Participants
The table below and the accompanying text present the hypothetical payments and benefits that would have been payable if the EQH Program Participants terminated employment, or a change in control (“CIC”) of Holdings occurred on December 31, 2018 (the “Trigger Date”). The payments and benefits described below are hypothetical only, as no such payments or benefits have been paid or made available. Hypothetical payments or benefits that would be due under arrangements that are generally available on the same terms to all salaried employees are not described.
For purposes of this table:

•	“AXA Equity Awards” means all AXA stock options and performance shares awarded to the EQH Program Participants;

•	“EQH Equity Awards” means the EQH RSUs, the EQH Performance Shares, the EQH Stock Options and Transaction Incentive Awards; and

•
hypothetical payments and benefits related to equity awards are calculated using the closing price of the AXA ordinary share on December 31, 2018, converted to U.S. dollars, or the closing price of the Holdings’ share on December 31, 2018 where applicable.

In all cases included in the table, the EQH Program Participants would have been entitled to the benefits described in the pension and nonqualified deferred compensation tables above with the exception of benefits under the ESB Plan unless otherwise indicated below.

	Temporary Income Payments	Lump Sum Payments	AXA Equity Awards	EQH Equity Awards
Mr. Pearson
Retirement	$—	$2,128,400	$6,395,225	$—
Good Reason Termination - no CIC	$7,556,000	$2,884,000	$6,395,225	$—
Involuntary Termination - no CIC	$7,556,000	$2,884,000	$6,395,225	$179,471
CIC w/o Termination	$—	$—	$8,384	$3,348,883
CIC w/ Involuntary or Good Reason Termination	$7,556,000	$2,884,000	$6,395,225	$3,348,883
Death	$—	$—	$7,713,268	$4,474,850
Disability	$—	$—	$6,395,225	$4,474,850

Mr. Malmström
Involuntary Termination - no CIC	$2,633,013	$1,040,000	$—	$71,792
CIC w/o Termination	$—	$—	$2,488	$1,328,770
Involuntary or Good Reason Termination - CIC	$3,510,683	$1,040,000	$2,488	$1,328,770
Death	$—	$—	$2,270,749	$1,767,453
Disability	$—	$—	$1,862,367	$1,767,453

Mr. Hurd
Involuntary Termination - no CIC	$3,596,375	$1,540,000	N/A	$35,904
CIC w/o Termination	$—	$—	N/A	$948,409
Involuntary or Good Reason Termination - CIC	$4,795,167	$1,540,000	N/A	$948,409
Death	$—	$—	N/A	$1,474,848
Disability	$—	$—	N/A	$1,474,848

Mr. Hattem
Retirement	$—	$750,000	$1,908,225	$—
Involuntary Termination - no CIC	$2,229,358	$790,000	$1,908,225	$71,792
CIC w/o Termination	$—	$—	$2,306	$1,193,502
Involuntary or Good Reason Termination - CIC	$2,972,478	$790,000	$1,908,225	$1,193,502
Death	$—	$—	$2,327,182	$1,485,957
Disability	$—	$—	$1,908,225	$1,485,957

Retirement
The only EQH Program Participants eligible to retire on the Trigger Date were Messrs. Pearson and Hattem. For this purpose, “retirement” means termination of service on or after the normal retirement date or any early retirement date under the Retirement Plan. If Messrs. Pearson and Hattem had retired on the Trigger Date:
Lump Sum Payments
They would have received a 2018 STIC Program award equal to the lower of their 2017 cash incentive award and their 2018 STIC Target.
AXA Equity Awards

•
Their AXA stock options would have continued to vest and be exercisable until their expiration date, except in the case of misconduct for which the options would be forfeited. The table reflects the value at the Trigger Date of AXA stock options that would have vested after 2018.

•
They would have been treated as if they continued in the employ of the Company until the end of the vesting period for purposes of their AXA performance share awards. Accordingly, they would have received AXA performance share payouts at the same time and in the same amounts as they would have received such payouts if they had not retired. The estimated values of those payouts at the Trigger Date assume target performance, except for the 2015 performance shares for which actual performance is used.

EQH Equity Awards
Their EQH Equity Awards would have been forfeited.
If the Trigger Date occurred after March 1, 2019, their EQH Equity Awards (other than the Transaction Incentive Awards) would continue to vest pursuant to their terms, including satisfaction of any applicable performance criteria. Any vested options held at the time of termination would remain exercisable until the earlier of five years from the date of termination and their expiration.
Other
They would have been entitled to access to retiree medical coverage without any company subsidy as well as continued participation in the ESB Plan (the “Medical/ESB Benefits”).
Good Reason Termination - No CIC
Under his employment agreement, if Mr. Pearson had voluntarily terminated on the Trigger Date for “good reason” as described below, he would have been entitled to:

•
temporary income payments equal to the sum of two years of salary and two times the greatest of: (a) his most recent annual cash incentive award, (b) the average of his last three annual cash incentive awards and (c) his STIC Target;

•	a lump sum payment equal to his STIC Target; and

•
a lump sum payment equal to the additional excess 401(k) contributions that he would have received if his temporary income payments were eligible for those contributions and were all paid on the Trigger Date.

The temporary income payments would have been paid over a two-year period beginning on the first payroll date of the Company following the 60th day after the date of termination of employment (the “Severance Period”).
For this purpose, “good reason” includes:

•	an assignment of duties materially inconsistent with Mr. Pearson’s duties or authority or a material limitation of Mr. Pearson’s powers,

•	the removal of Mr. Pearson from his positions,

•	Mr. Pearson being required to be based at an office more than 75 miles from New York City,

•	a diminution of Mr. Pearson’s titles,

•	a material failure by the Company to comply with the agreement’s compensation provisions,

•	a failure of the company to secure a written assumption of the agreement by any successor company and

•	a CIC of Holdings as defined below under “Change in Control - EQH Equity Awards” (provided that Mr. Pearson delivers notice of termination within 180 days after the CIC).
The severance benefits are contingent upon Mr. Pearson releasing all claims against the Company and his entitlement to severance pay will be discontinued if he provides services for a competitor.
Mr. Pearson’s equity awards would have been treated as described above under “Retirement” and he would have received the Medical/ESB Benefits. Other than Mr. Pearson, the EQH Program Participants are not entitled to termination payments or benefits in connection with a termination for good reason unrelated to a CIC.

Involuntary Termination - No CIC
Temporary Income and Lump Sum Payments
If they had experienced an involuntary termination of employment unrelated to a CIC on the Trigger Date that satisfied the conditions in the Severance Plan (a “job elimination”), the EQH Program Participants other than Mr. Pearson would have been eligible for severance benefits under the Severance Plan, as supplemented by the Supplemental Severance Plan. To receive benefits, the executives would have been required to sign a separation agreement including a release of all claims against the Company. The agreement would also have included provisions regarding non-competition and non-solicitation of customers and employees for twelve months following termination of employment. The severance benefits would have included:

•	temporary income payments equal to 78 weeks of base salary;

•	additional temporary income payments equal to 1.5 times the greatest of:

•	the most recent annual cash incentive award paid to the executive;

•	the average of the three most recent annual cash incentive awards paid to the executive; and

•	the executive’s STIC Target;

•	a lump sum payment equal to the sum of: (a) the executive’s STIC Target; and (b) $40,000.
Under Mr. Pearson’s employment agreement, he waived any right to participate in the Severance Plan or Supplemental Severance Plan. Rather, if Mr. Pearson’s employment had been terminated without “cause” on the Trigger Date, he would have been entitled to the same benefits as termination for good reason as described above, subject to the same conditions, provided that his severance benefits would cease after one year if certain performance conditions were not met for each of the two consecutive fiscal years immediately preceding the year of termination.
“Cause” is generally defined in Mr. Pearson’s employment agreement as: (i) willful failure to perform substantially his duties after reasonable notice of his failure; (ii) willful misconduct that is materially injurious to the company; (iii) conviction of, or plea of nolo contedere to, a felony; or (iv) willful breach of any written covenant or agreement with the company to not disclose information pertaining to the company or to not compete or interfere with the company.
AXA Equity Awards
Mr. Malmstrom would have had a one-year severance period during which he would have been treated as if he continued in the employ of the Company for purposes of his AXA stock options. Mr. Pearson’s and Mr. Hattem’s AXA Equity Awards would have been treated as described above under “Retirement”.
EQH Equity Awards
The EQH Program Participants would have retained a portion of their Transaction Incentive Awards equal to the amount of their unvested Performance Units as of the Trigger Date multiplied by the quotient of: (a) the number of full months elapsed between the grant date and the Trigger Date; and (b) sixty. The retained Performance Units would remain subject to their vesting conditions. The EQH Program Participants would have forfeited their other EQH Equity Awards upon an involuntary termination without cause on the Trigger Date.
If the involuntary termination without cause occurred after March 1, 2019, provided they signed and did not revoke a release of claims, Mr. Malmström and Mr. Hurd would retain a pro rata portion of the unvested EQH Performance Shares, which would remain outstanding and vest subject to the attainment of performance criteria. If Mr. Pearson and Mr. Hattem signed and did not revoke a release of claims, their EQH Equity Awards (other than the Transaction Incentive Awards) would continue to vest pursuant to their terms, including satisfaction of any applicable performance criteria. Any vested options held at the time of termination would remain exercisable until the earlier of five years from the date of termination and their expiration.
Other
Mr. Pearson and Mr. Hattem would have received the Medical/ESB Benefits.
Change in Control w/o Termination
AXA Equity Awards

If there had been a change in control of Holdings as of the Trigger Date, all unvested AXA stock options would have become immediately exercisable for their term regardless of the otherwise applicable exercise schedule. For the AXA stock options, a CIC would include: (i) a change in the ownership of Holdings such that AXA owns less than 50% of the total voting power of Holdings then outstanding equity securities; or (ii) a sale of all or substantially all of Holdings assets to a third party that is not an AXA affiliate.
EQH Equity Awards
Generally, in the event of a CIC, equity awards granted under the 2018 Equity Plan without performance criteria that are not assumed or replaced with substitute awards having the same or better terms or conditions would fully vest and be cancelled for the same per share payment made to the shareholders in the CIC (less, in the case of options and stock appreciation rights, the applicable exercise or base price).
Equity awards granted under the 2018 Equity Plan with performance criteria would be modified into time-vesting awards at the time of the CIC based on either target or actual levels of performance, and the modified awards would then either be replaced or assumed, or cashed out, as described above.
For the EQH Equity Awards, a CIC generally includes the following events:

•	any person other than AXA becomes the beneficial owner of 30% or more of Holdings’ common stock and the percentage owned is greater than the percentage held by AXA;

•
at any time that AXA holds less than 50% of Holdings’ voting securities, the individuals who constitute the Board at the date the ownership of the voting securities by AXA first drops below fifty percent cease for any reason to constitute at least a majority of the Board; and

•
the consummation of a business combination (e.g., a merger, reorganization or similar transaction involving the Company) unless, following the business combination, substantially all of the persons that were the beneficial owners of Holdings immediately prior to the business combination beneficially own 50% or more of the resulting entity from the business combination in substantially the same proportions as their ownership of Holdings immediately prior to the business combination.

For purposes of the table above, we have assumed that the EQH Equity Awards are not assumed or replaced.
Other
No EQH Program Participant is eligible for a Code Section 280G excise tax gross-up in connection with a CIC.
Involuntary or Good Reason Termination - CIC
For purposes of the Severance Plan, the Supplemental Severance Plan and Mr. Pearson’s employment agreement, the definition of a CIC is identical to the definition described above for EQH Equity Awards.
EQH Program Participants other than Mr. Pearson
In the event of a job elimination within 12 months after a CIC, the EQH Program Participants other than Mr. Pearson are eligible to receive the following under the Severance Plan and the Supplemental Severance Plan:

•	temporary income payments equal to 104 weeks of base salary;

•	additional temporary income payments equal to two times the greatest of:

•	the most recent annual cash incentive award paid to the executive;

•	the average of the three most recent annual cash incentive awards paid to the executive and

•	the executive’s STIC Target and

•	a lump sum payment equal to the sum of: (a) the executive’s STIC Target and (b) $40,000.
For this purpose, a job elimination includes certain voluntary terminations of employment by an executive for “good reason,” including:

•	a material diminution of the executive’s duties, authority or responsibilities;

•
a material reduction in the executive’s base compensation (other than in connection with, and substantially proportionate to, reductions by the company of the compensation of other similarly situated senior executives) and

•	a material change in the geographic location of the executive’s position.
For a voluntary termination of employment for “good reason” to be treated as an involuntary termination, the executive must give notice of the existence of the “good reason” condition within 90 days of its initial existence and the Company must not remedy the condition within 30 days of the notice.
To receive benefits, the executives would have been required to sign a separation agreement including a release of all claims against the Company. The agreement would also have included provisions regarding non-competition and non-solicitation of customers and employees for twelve months following termination of employment.
Mr. Pearson
As mentioned above, Mr. Pearson’s employment agreement provides that “good reason” includes Mr. Pearson’s termination of employment in the event of a CIC (provided that Mr. Pearson delivers notice of termination within 180 days after the CIC). Accordingly, Mr. Pearson would have been entitled to the benefits described above for a voluntary termination for good reason, subject to the same conditions. Also, in the event of Mr. Pearson’s resignation due to a CIC, Mr. Pearson’s severance benefits will cease after one year if certain performance conditions are not met for each of the two consecutive fiscal years immediately preceding the year of termination.
EQH Equity Awards
Any EQH Equity Awards that are assumed and/or replaced with substitute awards in connection to the CIC will immediately vest in the event of an EQH Program Participant’s termination of employment without “cause” or for “good reason” within twenty-four months following a CIC. In the event of a participant’s termination of employment without “cause” or for “good reason” within the period ninety days prior to the CIC, the participant’s awards would be treated as if the participant’s termination occurred immediately after the CIC.
Other
Mr. Pearson and Mr. Hattem would have received the Medical/ESB Benefits.
Death
If the EQH Program Participants had terminated employment due to death on the Trigger Date:
AXA Equity Awards

•	All AXA stock options would have immediately vested and would have continued to be exercisable until the earlier of their expiration date and the six-month anniversary of the date of death.

•
The total number of AXA performance shares granted in 2016 and 2017 would have been multiplied by an assumed performance factor of 1.3 and the performance shares granted in 2015 would have been multiplied by the actual performance factor for that tranche. The performance shares would have been paid in AXA ordinary shares to the executive’s heirs within 90 days following death.

EQH Equity Awards
All EQH Equity Awards would have immediately vested. EQH stock options would have been exercisable until the earlier of one year from the date of death and their expiration. All other awards would have been immediately paid out, assuming target performance for EQH performance shares.
Disability
AXA Equity Awards
If an EQH Program Participant had terminated employment due to disability on the Trigger Date, he would have been treated as if he continued in the employ of the Company until the end of the vesting period for purposes of his AXA performance share awards. Accordingly, he would have received AXA performance share payouts at the same time and in the same amounts as he would have received such payouts if he had not terminated employment. The estimated values of those payouts at the Trigger Date assume target performance except for 2015 performance shares for which the actual performance factor was used.
EQH Equity Awards
If an EQH Program Participant had terminated employment due to disability on the Trigger Date, he would have been treated as if he continued in the employ of the Company with respect to all of his EQH Equity Awards. The estimated values of payouts related to EQH Performance Shares at the Trigger Date assume target performance.
Restrictive Covenants
Mr. Pearson’s Employment Agreement
Mr. Pearson is subject to a confidentiality provision, in addition to covenants with respect to non-competition during his employment and twelve months thereafter (six months if he voluntarily terminates employment without good reason) and non-solicitation of customers and employees for twelve months following his termination of employment or, if longer, during the Severance Period.
The Supplemental Severance Plan
To receive benefits under the Supplemental Severance Plan, participants are required to sign a separation agreement including a release of all claims against the Company. The agreement also must include provisions regarding non-competition and non-solicitation of customers and employees for twelve months following termination of employment.
EQH Equity Awards
The award agreements for the EQH Equity Awards (other than the Transaction Incentive Awards) include provisions regarding non-competition and non-solicitation of customers and employees for twelve months following termination of employment. In the event that an EQH Program Participant who retains all or a portion of his equity-based award following termination of employment violates the non-competition and non-solicitation contained in his award agreement, any remaining portion of his award at the time of violation will be immediately forfeited. Also, any portion of his award that vested after termination, and any shares or cash issued upon exercise or settlement of that vested portion, will be immediately forfeited or paid to the Company together with all gains earned or accrued.
MR. BERNSTEIN
The table below and the accompanying text present the hypothetical payments and benefits that would have been payable if Mr. Bernstein terminated employment, or a CIC of AB (or, in the case of Mr. Bernstein’s Transaction Incentive Award, a CIC of Holdings) occurred on December 31, 2018 (the “Trigger Date”). The payments and benefits described below are hypothetical only, as no such payments or benefits have been paid or made available. Hypothetical payments or benefits that would be due under arrangements that are generally available on the same terms to all salaried employees are not described.
For purposes of these tables, hypothetical payments and benefits related to Mr. Bernstein’s equity awards are calculated using the closing price of the Holdings’ share on December 31, 2018 or the closing price of an AB Holding Unit on December 31, 2018 as applicable.
Transaction Incentive Award

Acceleration of Award
Death	$461,463
Disability	$461,463
Involuntary Termination w/o Cause	$35,904
CIC of Holdings	$461,463

Death

If Mr. Bernstein had terminated employment due to death on the Trigger Date, he would have immediately vested in the unvested portion of his Transaction Incentive Award.
Disability
If Mr. Bernstein had terminated employment due to disability on the Trigger Date, he would have been treated as if he continued in the employ of the Company.
Involuntary Termination w/o Cause
If Mr. Bernstein’s employment had been involuntarily terminated on the Trigger Date without cause, he would have retained a portion of his Transaction Incentive Award equal to the amount of his unvested Performance Units as of the Trigger Date multiplied by the quotient of (a) the number of full months elapsed between the grant date and the Trigger Date over (b) sixty. The retained Performance Units would have remained subject to their vesting conditions.
CIC
In the event of a CIC on the Trigger Date, Mr. Bernstein would have immediately vested in the unvested portion of his Transaction Incentive Award.
Other Terminations
In the event of any other termination of employment, Mr. Bernstein would have forfeited any unvested portion of his Transaction Incentive Award.
Other Compensation and Benefits

	Cash Payments ($)	Acceleration of Restricted AB Holding Unit Awards ($)	Other Benefits ($)

CIC of AB (1)	$—	$3,374,826	$13,610
Termination by Mr. Bernstein for good reason or by AB without cause (2)	$3,500,000	$3,374,826	$13,610
Termination by Mr. Bernstein for good reason or by AB without cause and within 12 months of CIC of AB (3)	$7,000,000	$3,374,826	$13,610
Termination by reason of non-extension of employment agreement (4)	$—	$3,374,826	$13,610
Death or disability - Bernstein Employment Agreement (5)	$—	$3,374,826	$13,610
Death or disability - 2018 SB Award (6)	$—	$4,094,417	$—
Resignation (7)	$—	$4,094,417	$—
________

(1)
Upon a change in control of AB as defined below, the equity award he was granted in May 2017 will immediately vest and AB Holding Units in respect of that award will be delivered to him (subject to any withholding obligations), regardless of whether Mr. Bernstein’s employment terminates.

(2)
If Mr. Bernstein’s employment is terminated without “cause” or he resigns for “good reason” (both as defined below) and he signs and does not revoke a waiver and release of claims, he will receive the following:

•	a cash payment equal to the sum of (a) his current base salary and (b) his bonus opportunity amount;

•	a pro rata bonus based on actual performance for the fiscal year in which the termination occurs;

•	immediate vesting of the outstanding portion of the equity award he was granted in May 2017 and delivery of the related AB Holding Units (subject to any withholding requirements);

•	monthly payments equal to the cost of COBRA coverage for the COBRA coverage period and

•	following the COBRA coverage period, access to participation in AB’s medical plans as in effect from time to time at Mr. Bernstein’s (or his spouse’s) sole expense.
In addition, the 2018 SB Award would continue to vest, subject to compliance with applicable agreements and restrictive covenants.

(3)
If, during the 12 months following a change in control, Mr. Bernstein is terminated without cause or resigns for good reason, he will receive the amounts described in (2) above, except that the cash payment will equal two times the sum of (a) his current base salary and (b) his bonus opportunity amount.

(4)
In the event Mr. Bernstein’s employment terminates due to the non-renewal of the Bernstein Employment Agreement (other than for cause), the equity award he was granted in May 2017 will immediately vest and AB Holding Units in respect of that award will be delivered to him (subject to any withholding obligations). The 2018 SB Award would continue to vest subject to compliance with applicable agreements and restrictive covenants.

(5)
Upon termination of Mr. Bernstein’s employment due to death or disability, and after the COBRA period, AB will provide Mr. Bernstein and his spouse with access to participation in AB’s medical plans at Mr. Bernstein’s (or his spouse’s) sole expense based on a reasonably determined fair market value premium rate. The Bernstein Employment Agreement defines “disability” as a good faith determination by AB that Mr. Bernstein is physically or mentally incapacitated and has been unable for a period of 180 days in the aggregate during any 12-month period to perform substantially all of the duties for which he is responsible immediately before the commencement of the incapacity.

(6)
The 2018 SB Award will immediately vest upon a termination due to death or disability. For purposes of the 2018 SB Award, “disability” is the inability to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment that can be expected to last for a continuous period of not less than 12 months, as determined by the carrier of the long-term disability insurance program maintained by AB or its affiliate that covers Mr. Bernstein.

(7)	In the event Mr. Bernstein voluntarily terminates employment and complies with applicable agreements and restrictive covenants, he will continue to vest in the 2018 SB Award.

Bernstein Employment Agreement Definitions
Change in Control
A CIC of AB includes, among other events:

•	the Company ceases to control the election of a majority of the AB Board or

•	AB Holding ceases to be publicly-traded.
Cause
Cause generally includes Mr. Bernstein’s conviction in certain types of criminal proceedings, Mr. Bernstein’s willful refusal to substantially perform his duties or other willful behavior.
Good Reason
Good reason generally includes Mr. Bernstein’s termination after the diminution of his position, authority, duties or responsibilities, any material breach by AB of the Bernstein Employment Agreement or any material compensation agreement and other similar events.
Golden Parachute Payments
In the event any payments to Mr. Bernstein constitute “golden parachute payments” within the meaning of Section 280G of the Code and would be subject to an excise tax imposed by Section 4999 of the Code, payments shall be reduced to the maximum amount that does not result in the imposition of such excise tax, but only if such reduction results in Mr. Bernstein receiving a higher net-after tax amount than he would receive absent the reduction.
If a CIC of AB occurs prior to January 1, 2020, to the extent that payments to Mr. Bernstein would be subject to the excise tax under Section 4999 of the Code, Mr. Bernstein will be entitled to a gross-up payment to ensure that he will retain an amount equal to the excise tax imposed upon such payments, but if the payments do not exceed 110% of the statutory limit imposed by Section 280G of the Code, the payments will be reduced to the maximum amount that does not result in the imposition of such excise tax.
No gross-up payment would have been required in the event of Mr. Bernstein’s termination of employment on the Trigger Date due to a CIC.
Restrictive Covenants
Mr. Bernstein is subject to a confidentiality provision, in addition to covenants with respect to non-competition during his employment and six months thereafter and non-solicitation of customers and employees for 12 months following his termination of employment.

2018 DIRECTOR COMPENSATION
The following table provides information on compensation that was paid to our directors in 2018 by the Company, other than Messrs. Buberl, Stansfield and Harlin who did not receive any such compensation and Mr. Pearson since all of his compensation is fully reflected in the Summary Compensation Table above.

During 2018, both Mr. Kaye and Mr. Oliveira served on the AB Board in addition to the Holdings Board. We believe their presence on the AB Board is important due to their deep knowledge of the Company and their relevant experience and expertise. Their service on the AB Board requires a significant time commitment since AB’s IM&R business involves significantly different business, legal and other considerations than Holdings’ retirement and protection businesses and AB is a publicly-traded company. Given the time and effort required of Mr. Kaye and Mr. Oliveira, we believe it is appropriate to compensate them for their services as directors of AB in addition to their services as directors of Holdings. Their AB compensation is consistent with that paid to other independent directors of the AB Board.

2018 DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards (1)	All Other Compensation (2)	Total
Ramon De Oliveira	$204,179	$339,520	$40	$543,739
Daniel Kaye	$266,119	$339,520	$1,152	$606,791
George Stansfield	$—	$—	$235,143	$235,143
Charles Stonehill	$108,456	$169,520	$40	$278,016
_____________

(1)
The amounts reported in this column represent the aggregate grant date fair value of restricted and unrestricted stock awarded in 2018 in accordance with FASB ASC Topic 718, and the assumptions made in calculating them can be found in Note 14 of the Notes to the Consolidated Financial Statements.

The grant date fair value of each award is as follows:

	Holdings Common Stock	Restricted AXA Ordinary Shares	AXA Ordinary Shares	Restricted AB Holding Units
Mr. Oliveira	105,000	45,000	19,520	170,000
Mr. Kaye	105,000	45,000	19,520	170,000
Mr. Stonehill	105,000	45,000	19,520

As of December 31, 2018, the directors had outstanding awards as follows:

	Restricted AXA Ordinary Shares	AXA Ordinary Share Options	Restricted AB Holding Units
Mr. Oliveira	5,263	4,361 (all vested)	9,850
Mr. Kaye	5,263		9,850
Mr. Stonehill	2,858, of which 1,429 were deferred

(2)
For all non-employee directors, this column includes premiums paid by the company for $125,000 of group life insurance coverage. For Mr. Kaye, this column also includes amounts paid for his spouse to accompany him to a company event. For Mr. Stansfield, this column reflects payment for services performance as a Company employee.

Cash Retainers and Meeting Fees
All Holdings non-employee directors receive an annual cash retainer of $100,000. Committee Chairs receive the following additional cash retainers:

•	Audit Committee - $30,000

•	Compensation Committee - $25,000

•	Nominating and Corporate Governance Committee - $20,000

•	Finance and Risk Committee - $20,000
As AB directors, Messrs. Kaye and Oliveira receive an annual cash retainer of $85,000 and the following meeting fees:

•	$5,000 for participating in any meeting of the AB Board in excess of the six regularly scheduled Board meetings each year and

•	$2,000 for participating in any meeting of a committee of the AB Board in excess of the number of regularly scheduled committee meetings each year.

Mr. Kaye also receives the following annual cash retainers from AB:

•	$25,000 for acting as Chair of the AB Audit Committee and

•	$6,000 for serving as a member of the AB Compensation Committee.
Mr. Oliveira also receives the following annual cash retainers from AB:

•	$6,000 for serving as a member of the AB Executive Committee;

•	$6,000 for serving as a member of the AB Compensation Committee.
Equity Awards
Holdings’ Common Stock
Non-employee directors of Holdings receive an annual equity retainer consisting of shares of Holdings’ common stock with a value of $150,000 ($105,000 for 2018).
AXA Ordinary Shares
Messrs. Kaye, Oliveira and Stonehill received AXA ordinary shares valued at $19,520 for their services from January 1, 2018 to May 9, 2018 as members of the AXA Financial, AXA Equitable Life and MLOA boards of directors.
AXA Ordinary Share Options
Prior to 2014, Messrs. Kaye and Oliveira received AXA ordinary share options as members of the AXA Financial, AXA Equitable Life and MLOA boards of directors.
The value of the AXA ordinary share option grants was determined using the Black-Scholes methodology or other methodology used with respect to option awards contemporaneously made to employees. The options were subject to a four-year vesting schedule whereby one-third of each grant vested on the second, third and fourth anniversaries of the grant date.
Restricted AXA Ordinary Shares
In the first quarter of 2018, Messrs. Oliveira, Kaye and Stonehill received restricted AXA ordinary shares valued at $45,000 as members of the AXA Financial, AXA Equitable Life and MLOA boards of directors. During the restricted period, the directors are entitled to exercise full voting rights on the restricted stock and receive all dividends and distributions. The restricted stock has a three-year cliff vesting schedule.
In the event a director dies or, after completing one year of service, is removed without cause, is not reelected, retires or resigns, his restricted stock will immediately become non-forfeitable; provided that if he performs an act of misconduct, all of his restricted stock then outstanding will be forfeited. Upon any other type of termination, all restricted stock is forfeited.
Directors may elect to defer receipt of at least ten percent of their restricted stock awards. Upon deferral, the director receives deferred stock units in the same number and with the same vesting restrictions, if any, as the underlying awards. The director is entitled to receive dividend equivalents on such deferred stock units, if applicable. The deferred stock units will be distributed in stock on an elected distribution date or upon the occurrence of certain events.
Upon a change in control of Holdings, unless the awards will be assumed or substituted following the change in control, the restricted stock will become immediately non-forfeitable.
Restricted AB Holdings Units
As AB directors, Messrs. Kaye and Oliveira receive an annual equity retainer consisting of restricted AB Holding Units with a value of $170,000. These awards vest ratably on each of the first four anniversaries of the grant date. The restricted AB Holding Units are not forfeitable, except if the director is terminated for cause.
Benefits
Charitable Award Program for Directors

Under the Charitable Award Program for Directors, Messrs. Kaye, Oliveira and Stonehill may designate up to five charitable organizations and/or education institutions to receive an aggregate donation of $500,000 after their deaths. Although the Company may purchase life insurance policies insuring the lives of the directors to financially support the program, it has not elected to do so.
Matching Gifts
Non-employee directors of Holdings may participate in AXA Foundation’s Matching Gifts program. Under this program, the AXA Foundation matches donations made by participants to public charities of $50 or more, up to $2,000 per year.
Business Travel Accident
All Holdings directors are covered for accidental loss of life while traveling to, or returning from:

•	board or committee meetings;

•	trips taken at our request; and

•	trips for which the director is compensated.
Each director is covered up to four times his annual compensation, subject to certain maximums.
Director Education
All directors are encouraged to attend director education programs as they deem appropriate to stay abreast of developments in corporate governance and best practices relevant to their contribution to the board generally, as well as to their responsibilities in their specific committee assignments and other roles. We generally reimburse non-officer directors for the cost to attend director education programs offered by third parties, including related reasonable travel and lodging expenses, up to a maximum amount of $5,000 per director each calendar year.
Stock Ownership Guidelines
Holdings’ non-employee directors are required to hold five times the value of their annual cash retainer in shares of Holdings common stock and/or AB Holding Units. The directors are required to retain 100% of any net shares or units (after the payment of taxes) received as compensation until the ownership requirement is achieved.
Part III, Item 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information as of February 1, 2019 with respect to the ownership of our common stock by:

•	each person known to own beneficially more than five percent of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our current executive officers and directors as a group.
The amounts and percentages of shares beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.
Percentage computations are based on approximately 521,905,236 shares of our common stock outstanding as of February 1, 2019.

Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock. Unless otherwise set forth in the footnotes to the table, the address for each listed stockholder is c/o 1290 Avenue of the Americas, New York, New York 10104.
Holdings Common Stock

Name of Beneficial Owner	Number of Shares Owned	Percent of Class (%)
AXA (1)	313,162,500	60.0
Thomas Buberl	—	—
Gérald Harlin	—	—
Daniel G. Kaye	10,844	*
Ramon de Oliveira	8,844	*
Mark Pearson (2)	198,097	*
Bertrand Poupart-Lafarge	—	—
Karima Silvent	—	—
George Stansfield	—	—
Charles G. T. Stonehill	5,844	*
Seth Bernstein	8,351	*
Dave Hattem (3)	49,159	*
Jeffrey Hurd (4)	78,859	*
Nick Lane	—	—
Anders Malmström (5)	77,066	*
All current directors and executive officers as a group (14 persons) (6)	437,064	*
____________
*Number of shares listed represents less than one percent of the outstanding Holdings common stock.

(1)
Does not give effect to the up to 43,125,000 shares of our common stock that AXA would deliver upon exchange of the mandatorily exchangeable securities that AXA issued concurrently with the IPO. AXA continues to have the right to vote those shares until delivery. AXA’s principal place of business is 21-25 avenue Matignon, 75008 Paris, France.

(2)
Includes (i) 69,596 shares Mr. Pearson can acquire within 60 days under option plans, (ii) 85,937 shares of unvested EQH performance shares and (iii) 14,799 restricted stock units that will vest within 60 days.

(3)	Includes (i) 18,077 shares Mr. Hattem can acquire within 60 days under option plans and (ii) 22,322 shares of unvested EQH performance shares.

(4)	Includes (i) 32,538 shares Mr. Hurd can acquire within 60 days under option plans and (ii) 40,179 shares of unvested EQH performance shares.

(5)
Includes (i) 27,115 shares Mr. Malmström can acquire within 60 days under option plans, (ii) 33,483 shares of unvested EQH performance shares and (iii) 5,766 restricted stock units that will vest within 60 days.

(6)
Includes (i) 147,326 shares the directors and executive officers as a group can acquire within 60 days under option plans, (ii) 181,921 shares of unvested EQH performance shares and (iii) 20,565 restricted stock units that will vest within 60 days.

The following tables set forth information as of February 1, 2019 regarding the ownership of common stock of AXA and of AB Holding Units and AB Units by each of our directors and executive officers and by all of our directors and executive officers as a group.
AXA Common Stock (1)

Name of Beneficial Owner	Number of Shares Owned	Percent of Class (%)
Thomas Buberl (2)	600,193	*
Gérald Harlin (3)	590,021	*
Daniel G. Kaye	11,634	*
Ramon de Oliveira (4)	38,536	*
Mark Pearson (5)	423,964	*
Bertrand Poupart-Lafarge (6)	148,313	*
Karima Silvent (7)	62,298	*
George Stansfield (8)	373,877	*
Charles G. T. Stonehill (9)	2,694	*
Seth Bernstein	—	—
Dave Hattem (10)	123,368	*
Jeffrey Hurd	—	—
Nick Lane (11)	351,437	*
Anders Malmström (12)	129,308	*
All current directors and executive officers as a group (14 persons) (13)	2,855,643	*
____________
*Number of shares listed represents less than 1% of the outstanding AXA common stock.

(1)	Holdings of AXA American Depositary Shares (“ADS”) are expressed as their equivalent in AXA ordinary shares. Each AXA ADS represents the right to receive one AXA ordinary share.

(2)	Includes (i) 16,267 shares Mr. Buberl can acquire within 60 days under option plans, (ii) 325,220 unvested AXA performance shares and (iii) 51,720 units in AXA employee shareholding plans.

(3)	Includes (i) 99,800 shares Mr. Harlin can acquire within 60 days under option plans, (ii) 122,830 unvested AXA performance shares and (iii) 72,256 units in AXA employee shareholding plans.

(4)	Includes 4,361 shares Mr. de Oliveira can acquire within 60 days under option plans.

(5)	Includes (i) 48,486 shares Mr. Pearson can acquire within 60 days under option plans and (ii) 203,470 unvested AXA performance shares.

(6)	Includes (i) 63,994 shares Mr. Poupart-Lafarge can acquire within 60 days under option plans, (ii) 53,891 unvested AXA performance shares and (iii) 18,272 units in AXA employee shareholding plans.

(7)	Includes (i) 4,539 shares Ms. Silvent can acquire within 60 days under option plans and (ii) 38,111 unvested AXA performance shares.

(8)	Includes (i) 32,268 shares Mr. Stansfield can acquire within 60 days under option plans, (ii) 157,724 unvested AXA performance shares and (iii) 123,436 units in AXA employee shareholding plans.

(9)	Includes 2,694 deferred stock units under The Equity Plan for Directors.

(10)	Includes (i) 35,019 shares Mr. Hattem can acquire within 60 days under option plans and (ii) 64,671 unvested AXA performance shares.

(11)	Includes (i) 108,337 shares Mr. Lane can acquire within 60 days under option plans (ii) 166,907 unvested AXA performance shares.

(12)	Includes (i) 36,807 shares Mr. Malmström can acquire within 60 days under option plans and (ii) 62,654 unvested AXA performance shares.

(13)
Includes (i) 449,878 shares the directors and executive officers as a group can acquire within 60 days under option plans, (ii) 1,195,478 unvested AXA performance shares and (iii) 265,684 units in AXA employee shareholding plans.

 AB Holding Units and AB Units

	AllianceBernstein Holding L.P.		AllianceBernstein L.P.
Name of Beneficial Owner	Number of Units Owned (1)	Percent of Class (%)	Number of Units Owned (1)	Percent of Class (%)
Thomas Buberl	—	—	—	—
Gérald Harlin	—	—	—	—
Daniel G. Kaye	13,379	*	—	—
Ramon de Oliveira	13,379	*	—	—
Mark Pearson	—	—	—	—
Bertrand Poupart-Lafarge	—	—	—	—
Karima Silvent	—	—	—	—
George Stansfield	—	—	—	—
Charles G. T. Stonehill	—	—	—	—
Seth Bernstein (2)	314,574	*	—	—
Dave Hattem	—	—	—	—
Jeffrey Hurd	—	—	—	—
Nick Lane	—	—	—	—
Anders Malmström	—	—	—	—
All current directors and executive officers as a group (14 persons)	341,332	*	—	—
____________
*Number of AB Holding Units listed represents less than 1% of the units outstanding.

(1)	Excludes units beneficially owned by AXA and its subsidiaries.

(2)	Reflects 314,574 restricted AB Holding Units awarded to Mr. Bernstein pursuant to the CEO Employment Agreement that have not yet vested.
Equity Compensation Plan Information
The following table provides information as of December 31, 2018, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our common stock. For additional information about our equity compensation plans, see Note 14 of Notes to the Consolidated Financial Statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders
Omnibus Plan	3,604,733	(1)	$21.34	(2)	6,936,010
Stock Purchase Plan (3)					7,932,780
Equity compensation plans not approved by security holders	—				—
Total	3,604,733				14,868,790

(1)
Represents 994,001 outstanding Options, 1,787,644 outstanding Restricted Stock Units and 823,088 outstanding Performance Shares as of December 31, 2018 under the 2018 Omnibus Plan. Totals include dividend equivalents on Performance Shares of 4,846 and on Restricted Stock Units of 22,374. The number of Performance Shares represents the number of shares that would be received based on maximum performance, reduced for cancellations through December 31, 2018. The actual number of shares the Compensation Committee will award at the end of each performance period will range between 0% and 200% of the target number of units granted, based upon a measure of the reported performance of the Company relative to stated goals.

(2)	Represents the weighted average exercise price of the Options disclosed in column (a).

(3)
The AXA Equitable Holdings, Inc. Stock Purchase Plan is a non-qualified Employee Stock Purchase Plan to which up to 8,000,000 shares of Common Stock were authorized for issuance, all of which have been registered on Form S-8. Under the plan, eligible participants have the opportunity to receive a 15% match on EQH share purchases, up to a maximum of $3,750 per calendar year. Employer matching contributions will be used to purchase additional shares for the participant. Participants may not contribute more than $50,000 through payroll deductions during any calendar year, and the maximum amount of contributions for a calendar year that is eligible to receive an employer matching contribution is $25,000.
Part III, Item 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Policies and Procedures for Related Person Transactions
Holdings
Our Board has approved the AXA Equitable Holdings, Inc Related Person Transaction Policy (the “Related Person Transaction Policy”) which sets forth procedures with respect to the review and approval of certain transactions between us and a “Related Person,” or a “Related Person Transaction.” Pursuant to the terms of the Related Person Transaction Policy, our Board, acting through our Audit Committee, must review and decide whether to approve or ratify any Related Person Transaction. Any potential Related Person Transaction is required to be reported to our legal department, which will then determine whether it should be submitted to our Audit Committee for consideration. The Audit Committee must then review and decide whether to approve any Related Person Transaction.
For the purposes of the Related Person Transaction Policy, a “Related Person Transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we were, are or will be a participant and the amount involved exceeds $120,000, and in which any Related Person had, has or will have a direct or indirect interest.
A “Related Person,” as defined in the Related Person Transaction Policy, means any person who is, or at any time since the beginning of our last fiscal year was, a director or executive officer of Holdings or a nominee to become a director of Holdings; any person who is known to be the beneficial owner of more than five percent of our common stock; any immediate family member of any of the foregoing persons, including any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of the director, executive officer, nominee or more than five percent beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than five percent beneficial owner; and any firm, corporation or other entity in which any of the foregoing persons is a general partner or, for other ownership interests, a limited partner or other owner in which such person has a beneficial ownership interest of ten percent or more.
AB
The partnership agreements for each of AB Holding and ABLP expressly permit AXA and its affiliates, which includes Holdings and its subsidiaries (collectively, “AXA Affiliates”), to provide services to AB Holding and ABLP if the terms of the transaction are approved by the General Partner in good faith as being comparable to (or more favorable to each such partnership than) those that would prevail in a transaction with an unaffiliated party. This requirement is conclusively presumed to be satisfied as to any transaction or arrangement that (i) in the reasonable and good faith judgment of the General Partner, meets that unaffiliated party standard, or (ii) has been approved by a majority of those directors of the General Partner who are not also directors, officers or employees of an affiliate of the General Partner.
In practice, ABLP’s management pricing committees review investment advisory agreements with AXA Affiliates, which is the manner in which the General Partner reaches a judgment regarding the appropriateness of the fees. Other transactions with AXA Affiliates are submitted to ABLP’s audit committee for review and approval.
Relationship with AXA
AXA holds a majority of our outstanding common stock, and as a result AXA has control of our business, including pursuant to the agreements described below. AXA has announced its intention to sell all of its interest in the Company over time, subject to any lock-up periods and market conditions. AXA is under no obligation to do so and retains the sole discretion to determine the timing of any future sales of shares of our common stock. See “Risk Factors-Risks Relating to Our Controlling Stockholder-AXA continues to control us, and AXA may have conflicts of interest with other stockholders. Conflicts of interest may arise because affiliates of our controlling stockholder have continuing agreements and business relationships with us.” In addition, we expect that AXA will continue to fully consolidate our financial results in AXA’s consolidated financial statements.

Shareholder Agreement
On May 4, 2018, we entered into a shareholder agreement (the “Shareholder Agreement”) with AXA that governs the relationship between AXA and us. The Shareholder Agreement addresses the composition of our Board and its committees, other corporate governance matters, AXA approval and consent rights with respect to specified business and corporate actions, and rights that AXA has with respect to business and financial information and financial accounting matters.
Board of Directors and AXA Rights with Respect to Director Designation
The Shareholder Agreement entitles AXA, in connection with any election of directors by our stockholders, to have our Board include in the candidates it designates for election (the “Company Slate”) a specified number of directors designated by AXA (“AXA Directors”). The number of AXA Directors that AXA is entitled to have included on the Company Slate is based on its beneficial ownership of our common stock, as follows:

•
until the date on which AXA ceases to beneficially own more than 50% of our outstanding common stock (which is referred to as the “Majority Holder Date”), AXA is entitled to designate a majority of the directors on the Board, which such majority is initially five AXA Directors;

•
following the Majority Holder Date, and until and including the date on which AXA ceases to beneficially own at least 35% of our outstanding common stock (which is referred to as the “First Threshold Date”), AXA is entitled to designate three AXA Directors; and

•
following the First Threshold Date, and until and including the date on which AXA ceases to beneficially own at least 10% of our outstanding common stock (which is referred to as the “Fourth Threshold Date”), AXA is entitled to designate two AXA Directors.

Following the Fourth Threshold Date, AXA has no further right to designate AXA Directors.
The Shareholder Agreement also provides that, until the Majority Holder Date, our Board shall consist of nine members, one of whom is our CEO and three of whom are independent directors, as defined by NYSE listing rules and Rule 10A-3 under the Exchange Act (“Independent Directors”). Until and including the date on which AXA ceases to beneficially own at least 30% of our outstanding common stock (which is referred to as the “Second Threshold Date”), our Board may not change the number of directors without the consent of AXA. Until the Majority Holder Date, we are also obligated under the Shareholder Agreement to, and to use our best efforts to cause the Board to, cause the Chairman of the Board to be an AXA Director.
In addition, the Shareholder Agreement includes provisions relating to the membership and conduct of our Board committees, including providing that:

•
until the earlier of the date immediately preceding May 9, 2019 and the Second Threshold Date, our Audit Committee shall consist of three Independent Directors and one AXA Director, who need not be an Independent Director; and afterwards the AXA Director shall resign from the Audit Committee and, thereafter, such committee shall consist of three Independent Directors;

•
if the Second Threshold Date occurs after May 9, 2019, then until the Second Threshold Date, AXA shall have the right to designate one Independent Director to the Audit Committee, so long as such Independent Director meets the NYSE standards for audit committee membership;

•
until the Majority Holder Date, AXA shall have the right to designate one AXA Director who shall be appointed by the Board to the Compensation Committee; and within 60 days after the Majority Holder Date, the AXA Director shall resign from the Compensation Committee and thereafter, the Compensation Committee shall consist of three Independent Directors; and after the Majority Holder Date and until the Second Threshold Date, AXA shall have the right to designate one Independent Director to the Compensation Committee;

•
until the Majority Holder Date, except for such matters as are reserved for approval by a subcommittee of qualified directors, our Compensation Committee may not act without the consent of a majority of the Compensation Committee, which majority must include an AXA Director;

•
until the Majority Holder Date, AXA shall have the right to designate one AXA Director who shall be appointed by the Board to the Nominating and Governance Committee; and within 60 days after the Majority Holder Date, the AXA Director shall resign from the Compensation Committee and thereafter, the Nominating and Governance Committee shall consist of three Independent Directors; and after the Majority Holder Date and until Holder Date, the AXA Director shall resign from the Compensation Committee and thereafter, the Nominating and Governance Committee shall consist of three Independent Directors; and after the Majority Holder Date and until the Second Threshold Date, AXA shall have the right to designate one Independent Director to the Nominating and Governance Committee;until the Majority Holder Date, unless such action is required by applicable law to be approved solely by Independent Directors, our Nominating and Governance Committee may not act without the consent of a majority of the Nominating and Governance Committee, which majority must include an AXA Director;

•
until the Majority Holder Date, two AXA Directors shall serve on the Executive Committee of the Board; following the Majority Holder Date but prior to the First Threshold Date, one AXA Director shall serve on the Executive Committee of the Board;

•	until the Majority Holder Date, our Executive Committee may not act without the consent of a majority of the Executive Committee, which majority must include an AXA Director;

•	until the Second Threshold Date, AXA shall have the right to designate one of the three Independent Directors who constitute our Finance and Risk Committee;

•
until the date on which AXA ceases to beneficially own at least 20% of our outstanding common stock (which is referred to as the “Third Threshold Date”), AXA is entitled to have one observer present at meetings of our Management Risk Committee and our Asset Liability Management Committee and to receive all materials, reports and other communications from such committees; and

•	our Board committees shall have the membership and responsibilities described under “Directors, Executive Officers and Corporate Governance-Corporate Governance-Board Committees.”
Consent Rights
The Shareholder Agreement provides that, until the Second Threshold Date, the prior written consent of AXA is required before we may take any of the following actions, whether directly or indirectly through a subsidiary:

•
any merger, consolidation or similar transaction (or any amendment to or termination of an agreement to enter into such a transaction) involving us or any of our subsidiaries, on the one hand, and any other person, on the other hand; other than (A) an acquisition of 100% of the capital stock of such other person or (B) disposition of 100% of the capital stock of one of our subsidiaries, in each case involving consideration not exceeding $250 million;

•
any acquisition or disposition of securities, assets or liabilities (including through reinsurance transactions) involving consideration or book value greater than $250 million, other than transactions involving assets invested in our consolidated general account and approved in accordance with our established policies and procedures to monitor invested assets;

•	any change in our authorized capital stock or the creation of any new class or series of our capital stock;

•
any issuance or acquisition of capital stock (including stock buy-backs, redemptions or other reductions of capital), or securities convertible into or exchangeable or exercisable for capital stock or equity-linked securities, except (i) issuances of equity awards to directors or employees pursuant to an equity compensation plan approved by the Board; (ii) issuances or acquisitions of capital stock of one of our subsidiaries (except for acquisitions of AB Units or AB Holding Units) to or by one of our wholly-owned subsidiaries; (iii) issuances or acquisitions of capital stock that our Board determines are necessary to maintain compliance with covenants contained in any debt instrument; and (iv) acquisitions of capital stock in connection with the funding of equity awards or to prevent shareholder dilution from the issuance of equity awards;

•	any issuance or acquisition of debt securities to or from a third party involving an aggregate principal amount exceeding $250 million;

•	any other incurrence of a debt obligation to or from a third party by having a principal amount greater than $250 million, subject to specified exceptions;

•	entry into or termination of any joint venture or cooperation arrangements involving assets having a value exceeding $250 million;

•
listing or delisting of any securities on a securities exchange, other than the listing or delisting of debt securities on the NYSE or any other securities exchange located solely in the United States;

•
(A) the formation of, or delegation of authority to, any new committee, or subcommittee thereof, of the Board, (B) the delegation of authority to any existing committee or subcommittee thereof not set forth in the committee’s charter or authorized by the Board prior to the settlement of the IPO or (C) any amendments to the charter (or equivalent authorizing document) of any committee, including any action to increase or decrease size of any committee (whether by amendment or otherwise), except in each case as required by applicable law;

•	any amendment (or approval or recommendation of any amendment) to our certificate of incorporation or by-laws;

•	any filing or petition under bankruptcy laws, admission of insolvency or similar actions by us or any of our subsidiaries, or our dissolution or winding-up;

•
any commencement or settlement of material litigation or any regulatory proceedings if such litigation or regulatory proceeding is material to AXA or could reasonably be expected to have a material adverse effect on AXA’s reputation;

•
entry into any material written agreement or settlement with, or any material written commitment to, a regulatory agency, or any settlement of a material enforcement action if such agreement, settlement or commitment is material to AXA or could reasonably be expected to have a material adverse effect on AXA’s reputation;

•	the election, appointment, hiring, dismissal or removal (other than for cause) of the Company’s CEO or CFO;

•	the entry into, termination of or material amendment of any material contract with a third party, subject to specified exceptions;

•	any material change to the nature or scope of the Company’s business immediately prior to the settlement of the IPO; or

•	any material change in hedging strategy.
Information Rights, Disclosure and Financial Accounting
The Shareholder Agreement requires us, as long as AXA is required under IFRS to consolidate our financial results with its financial results, and in any case for all financial periods commencing prior to the Majority Holder Date, to continue to provide AXA with (A) information and data relating to our and our subsidiaries’ business and financial results and (B) access to our personnel, data and systems. During this period, we are also required to provide all information required or requested by AXA (i) in order for AXA to comply with its Solvency II obligations and (ii) necessary for AXA to produce any requested actuarial indicators.
Following the time at which the provisions of the immediately preceding paragraph cease to apply, and until the later of (1) the date when AXA is no longer required under IFRS (x) to account in its financial statements for its holdings in us under an equity method or (y) to consolidate our financial results with its financial results and (2) the Third Threshold Date, we are obligated to (A) provide AXA with (i) information and data relating to our business and financial results, (ii) access to our personnel, data and systems, (iii) information and data relating to AXA’s Solvency II obligations and (iv) information and data necessary for AXA to produce any requested actuarial indicators and (B) maintain all necessary controls and procedures.
The Shareholder Agreement provides that, until the date on which AXA is no longer required under IFRS to account in its financial statements for its holdings in us under an equity accounting method, AXA has certain access and cooperation rights with respect to the independent public registered accounting firm responsible for the audit of our financial statements and to our internal audit function.
The Shareholder Agreement also provides that, until the Third Threshold Date, we shall consult and coordinate with AXA with respect to public disclosures and filings, including in connection with our quarterly and annual financial results.
Rights with Respect to Policies and Conduct
The Shareholder Agreement provides that, until the Majority Holder Date, our Board shall, when determining to implement, amend or rescind any of our or our subsidiaries’ policies relating to risk, capital, investment, environmental and social responsibility or regulatory compliance (each, a “Critical Policy”), take into account our status as a consolidated subsidiary of AXA, and the interests of AXA with respect to such policies and the requirement for us to comply with AXA’s standards.
In addition, during any period in which AXA is deemed to control us for U.S., European Commission or French regulatory purposes, and in any case at all times prior to the Third Threshold Date, we (i) may not adopt or implement any policies or procedures, and at AXA’s reasonable request, must refrain from taking any actions, that would cause AXA to violate any applicable laws to which AXA is subject; (ii) must, prior to implementing, amending or rescinding any Critical Policy, consult with AXA and, to the extent consistent with its fiduciary duties, our Board must take into account the interests of AXA with respect thereto; and (iii) must maintain and observe the policies of AXA to the extent necessary for AXA to comply with its legal or regulatory obligations.

Provisions Relating to Specific Regulatory Requirements
Pursuant to the Shareholder Agreement, during any period in which we are deemed to be under the control of AXA and at all times prior to the Third Threshold Date, we must, upon request from AXA, promptly provide any information, records or documents requested or demanded by any governmental or regulatory authority with jurisdiction over AXA or necessary for AXA in connection with any filing, report or response to such entities and must, upon reasonable notice, provide access to such entities to our offices, employees and management, where and as required under applicable law.
Provisions Relating to Indemnification and Liability Insurance
The Shareholder Agreement provides that, until at least the day after the last date on which any director, officer, employee or certain designees of AXA or any of its subsidiaries (an “AXA Individual”) is a director, officer or employee of the Company, we must indemnify (including advancement of expenses) each such directors, officers and employees to the greatest extent permitted under Section 145 of the DGCL and other applicable laws. Such indemnification must continue as to any AXA Individual who becomes entitled to indemnification notwithstanding any subsequent change in our indemnification policies or, with respect to liabilities existing or arising from events that have occurred on or prior to such date, that such AXA Individual ceases to be a director, officer or employee of the Company. The Shareholder Agreement also requires that we renew annually our insurance coverage with respect to director and officer and other fiduciary liability and liabilities under U.S. federal and state securities laws covering directors, officers and employees of the Company, AXA Individuals, the Company and respective Subsidiaries of the Company.
Provisions with respect to certain obligations of the Company guaranteed by AXA or its subsidiaries
The Shareholder Agreement also provides that (i) to the extent AXA or any of its subsidiaries (other than the Company) shall at any time make any payments or be obligated to post collateral with respect to any Company obligations that are the subject of a guarantee by AXA or its subsidiaries, the Company shall immediately reimburse or transfer assets to AXA or such subsidiary for the full amount of such payments or collateral obligations and reimburse AXA or such subsidiary for all reasonable expenses incurred by AXA or the subsidiary in connection with making such payments or posting such collateral and (ii) the Company shall cooperate with AXA to ensure that appropriate steps are taken as may be necessary to implement such payment or collateral arrangements. In addition, the Shareholder Agreement also provides that the Company agrees to use its reasonable best efforts to novate or terminate such guarantees by AXA or its subsidiaries (other than the Company) as promptly as practicable following the IPO.
Term
The Shareholder Agreement terminates on the date that is one year following the Fourth Threshold Date, except for certain provisions including those relating to confidentiality, dispute resolution, provisions with respect to guaranteed obligations and the obligation to indemnify and maintain insurance.
Transitional Services Agreement
On May 4, 2008, we entered into a transitional services agreement (the “Transitional Services Agreement”) with AXA that governs the continued provision of certain services between AXA and us. Prior to the IPO, Holdings was a wholly-owned subsidiary of AXA. Accordingly, we, AXA and AXA’s subsidiaries each provide certain services to the others, share certain services and rely on certain third-party service providers to provide services pursuant to shared services contracts. AXA and its subsidiaries rely on certain contracts to which we are party for the provision of services that are important to its business. Likewise, we rely on certain contracts to which AXA or its subsidiaries are party for the provision of certain services. As we transition toward operating as a standalone public company, the parties to the Transitional Services Agreement and their respective subsidiaries (Holdings and its subsidiaries are not subsidiaries of AXA for purposes of the Transitional Services Agreement) will generally cease to provide services to one another and we will (i) cease to rely on the contracts that we have historically shared with AXA and (ii) replace them with new contracts between us and third-party service providers to the extent necessary. The Transitional Services Agreement (i) governs our migration away from shared services with AXA and its subsidiaries during specified transition periods and (ii) provides for the continued provision or procurement of certain services among us, AXA and its subsidiaries and third-party service providers. Certain contracts and services between us and AXA are not covered by the Transitional Services Agreement and continue pursuant to the terms of such contracts.

The Transitional Services Agreement provides for the continuation of services pursuant to the following types of arrangements:

•	services AXA or its subsidiaries (excluding us) receive pursuant to a contract with a third-party service provider, which AXA or its subsidiaries then provide to us on a pass-through basis;

•	services we receive pursuant to a contract with a third-party service provider, which we then provide to AXA or its subsidiaries (excluding us) on a pass-through basis;

•	certain services we receive directly from AXA or its subsidiaries (excluding us); and

•	certain services we provide directly to AXA or its subsidiaries (excluding us).
The Transitional Services Agreement governs the continued provision of these types of arrangements relating to the following categories of services:

•
information technology services, including, without limitation, data processing, data transmission, various software applications and platforms including maintenance agreements, databases, services related to the management and operation of both a production data center and a disaster recovery center and other related pass-through services;

•
various services that support or relate to finance and risk management and actuarial functions, including, without limitation, consulting and other management and advisory services, risk management methodology and software, investment and asset liability management services such as risk modeling support and access to risk reports, frameworks, guidelines, tools and advice on investments, and other services related to tax matters;

•
human resources, such as third-party services (e.g., consulting arrangements) and services related to share plans, payroll and other administrative services, access to training programs and content and human resource analytical tools for planning purposes;

•	operations, including, without limitation, specialized internal audit and compliance resources;

•
marketing and public relations; for a description of the trademark license agreement that governs AXA’s licensing of its name and certain other AXA trademarks to us, see “-Trademark License Agreement”; and

•
various other miscellaneous services, including, without limitation, the maintenance and integration of various third-party services and access to certain corporate, environmental and social frameworks and initiatives.

The fees for each of the services to be provided under the Transitional Services Agreement were mutually agreed upon and vary on the basis of usage and other factors. Although we believe the Transitional Services Agreement contains commercially reasonable terms (including fees for the services provided) that could have been negotiated with an independent third party, the terms of the agreement may later prove to be more or less favorable than arrangements we could make to provide these services internally or to obtain them from unaffiliated service providers in the future.
The Transitional Services Agreement terminates on the last date on which either party thereto is obligated to provide or procure any service to or for the other party in accordance with the terms of the Transitional Services Agreement and the schedules thereto. The services provided under the Transitional Services Agreement terminate at various times specified in the agreement and the schedules thereto, but the party receiving services may also elect to terminate any service by giving at least 180 days prior written notice to the provider of the service. In the event of elective early termination of a particular service, the service recipient is only responsible for the portion of the service fee covering the portion of the service provided or procured through the date of termination. In addition, subject to consent rights or requirements under third-party agreements and except as otherwise specified therein, the Transitional Services Agreement provides that the parties may agree to extensions of each service term.
Subject to the certain exceptions and limitations set forth in the Transitional Services Agreement, Holdings and AXA agree to indemnify and hold harmless the other party from and against any and all losses relating to, arising out of or resulting from any breach of the Transitional Services Agreement to the extent caused by its or its subsidiaries infringement, misappropriation or violation of intellectual property rights of a third party in connection with the provision or receipt of services.
Except for certain exceptions, the aggregate liability of each party to the Transitional Services Agreement is limited (x) in respect of any service, to an amount equal to 12 times the amount of service fees paid for the first full calendar month in respect of such service and (y) in the aggregate, to an amount equal to the total service fees paid and payable to such party during the 12 months prior to the occurrence of the event giving rise to the liability, except with respect to breaches of the Transitional Services Agreement’s confidentiality and systems security provisions, which are subject to a higher limit. Any claim for losses arising out of or relating to the Transitional Services Agreement must be filed no later than three years after the claim has accrued.
Registration Rights Agreement
On May 4, 2018, we entered into a registration rights agreement (the “Registration Rights Agreement”) with AXA, pursuant to which AXA can require us to file one or more registration statements with the SEC covering the public resale of shares of our common stock beneficially owned by AXA. AXA may transfer all or any portion of its rights under the Registration Rights Agreement to a transferee of shares of our common stock constituting not less than 10% of our outstanding common stock. The rights of AXA and its permitted transferees under the Registration Rights Agreement will remain in effect with respect to all shares of our common stock covered by such agreement until such securities (a) are sold in a private transaction in which the transferor’s rights under the Registration Rights Agreement are not assigned to the transferee, (b) are sold pursuant to an effective registration statement, (c) are sold pursuant to Rule 144 or (d) shall have ceased to be outstanding.
Demand Registration. AXA can request an unlimited number of registrations under the Securities Act of all or any portion of our shares covered by the agreement, and we are obligated, subject to limited exceptions, to register such shares as requested by AXA. Subject to certain exceptions, we may defer the filing of a registration statement after a demand request has been made if, at the time of such request, our Board determines that any pending or imminent event would require disclosure of material, non-public information in the registration statement for such registration statement not to be materially misleading and would not otherwise be required to be publicly disclosed by us. We are not obligated to effect more than one demand registration in any 90-day period.
Shelf Registration. At any time after the date that is one year following the date of the Registration Rights Agreement or, if sooner, once we become eligible to use Form S-3, we are obligated, upon request by AXA to file a shelf registration statement to register all or any portion of our shares covered by the Registration Rights Agreement, and we are obligated, subject to limited exceptions, to register such shares as requested by AXA. AXA may, at any time and from time to time, request that we complete an unlimited number of shelf take downs.
Piggy-Back Registration. If at any time we intend to file on our behalf or on behalf of any of our other security holders a registration statement in connection with a public offering of any of our securities on a form and in a manner that would permit the registration for offer and sale of our common stock held by AXA, AXA has the right to include its shares of our common stock in that offering. AXA’s ability to participate in any such offering is subject to market “cut-back” exceptions.
Registration Procedures; Expenses. We are responsible for all registration expenses, including expenses incurred by us, in connection with the registration, offer and sale of securities under the Registration Rights Agreement by AXA, except for AXA’s legal fees and underwriting discounts, selling commissions and transfer taxes applicable to such sale.
The Registration Rights Agreement sets forth customary registration procedures, including an agreement by us to make our management available for road show presentations in connection with any underwritten offerings. We also agreed to indemnify AXA and its permitted transferees with respect to liabilities resulting from any material untrue statements or omissions in any registration statement used in any registration, other than untrue statements or omissions resulting from information furnished to us expressly for use in such registration statement by AXA or any permitted transferee.
Tax Sharing Agreement
We entered into a tax sharing agreement with AXA and AXA Investment Managers S.A., a société anonyme organized under the laws of France (“AXA IM SA”), dated March 28, 2018 (the “Tax Sharing Agreement”). The Tax Sharing Agreement allocates rights, obligations and responsibilities between AXA, AXA IM SA and us for taxes (i) arising in connection with the Reorganization and (ii) for taxable periods predating or postdating the Reorganization, and for related administrative and procedural matters, including the preparation and filing of tax returns, tax refunds, tax contests and cooperation between the parties.
The Tax Sharing Agreement generally allocates responsibility for the taxes of AXA IM Holding US and AXA CS to the seller of the applicable entity for taxable periods predating the sale and to the buyer of such entity for taxable periods postdating the sale, except that any taxes arising in connection with the Reorganization as a result of an adjustment by a taxing authority will instead be borne 90% by the seller and 10% by the buyer (or, if that taxes are attributable to any action or inaction of the seller or the buyer, 100% by the responsible party). The right to tax refunds is generally allocated to the party that would be responsible for the underlying taxes.

The Tax Sharing Agreement allocates control of tax audits and proceedings between the parties, and requires the parties to cooperate with one another in relation to the preparation and filing of tax returns and in connection with tax audits and proceedings. All current tax sharing, indemnification and similar agreements between us and AXA or between us and AXA IM SA, whether written or unwritten, the primary purpose of which is the allocation of taxes, have been terminated, and the Tax Sharing Agreement generally governs our rights, obligations and responsibilities in relation to taxes vis-à-vis AXA and AXA IM SA.
Trademark License Agreement
On May 4, 2018, we terminated our existing sublicensing agreement with AXA under which we were licensed to use certain trademarks, including “AXA”, and AXA (the “Prior TM Agreement”) and we entered into a new trademark license agreement (the “Trademark License Agreement”). Under the Trademark License Agreement, AXA granted us, subject to certain limitations, a limited, non-exclusive, non-transferable, non-sublicenseable license to use certain trademarks (the “Licensed Marks”), including the name “AXA” and domain names, for use in our retirement and protection business (as we and our subsidiaries had conducted such business prior to the effective date of the Trademark License Agreement) in the United States and Canada (the “Territory”). Under the Trademark License Agreement, we are obligated to pay AXA consideration for the grant of the license following the close of each financial year during the term of the Trademark License Agreement based on a formula that takes into account our revenue (excluding certain items) and a notoriety index for the Licensed Marks in the Territory. We are also required to pay such consideration during the Transition Period (as defined below). The Trademark License Agreement will remain in effect until it is terminated by AXA’s and our mutual agreement, or upon the occurrence of certain conditions, including AXA’s right to terminate upon a change in control of Holdings, which will occur when AXA no longer directly or indirectly owns or controls more than 50% of the voting capital stock of Holdings. Prior to the expiration of the Trademark License Agreement, we are not permitted to cease use of the Licensed Marks or otherwise rebrand our products and services. The Trademark License Agreement also restricts our use of marks confusingly similar to the Licensed Marks.
After the term of the Trademark License Agreement, we are able to continue to use the Licensed Marks for a transition period (the “Transition Period”) of 18 months (which period is subject to an extension, capped at a total of 36 months (we can request an extension of such period), for any Licensed Mark for which we cannot obtain government approvals), but we are required to use reasonable best efforts to transition to other trademarks.
The Trademark License Agreement contains reciprocal indemnification obligations, which are uncapped, with respect to third-party claims arising out of the indemnifying party’s breach.
Transactions with AXA Affiliates
Historically, we have entered into various transactions with AXA and its subsidiaries in the normal course of business including, among others, service agreements, reinsurance transactions, and lending and other financing arrangements. The transactions described below are between us and affiliates of AXA that are not also subsidiaries of Holdings.
Retirement and Protection
General Service Agreements
Services Received from Affiliates

Affiliate	Services	Amount Paid or Accrued for the Years Ended December 31,
		2018	2017	2016
		(in millions)
AXA US Holdings	AXA US Holdings provides TSA services related to global contracts and infrastructure and provides use, maintenance and development support for certain applications and technology solutions.	$30.3	$—	$—
AXA Group Solutions Pvt. Ltd. (“AGS”)	AGS provides maintenance and development support for certain applications; global contracts, global international projects, security projects and certain strategic initiatives.	$17.6	$40.9	$46.7

Affiliate	Services	Amount Paid or Accrued for the Years Ended December 31,
		2018	2017	2016
		(in millions)
GIE Informatique AXA (“GIE”)	GIE provides corporate services, including marketing and branding, finance and control, strategy, business support and development, audit and legal; services related to our life business and advice on our strategic initiatives.	$6.9	$18.3	$14.8
AXA Business Service Private Ltd. (“ABS”)	ABS provides certain policy administration services, including policy records updates, account maintenance, certain claim review and approval services and employee records updates and reporting services.	$14.9	$13.3	$14.4
AXA Investment Managers Inc. (“AXA IM”), AXA Real Estate Investment Managers (“AXA REIM”) and AXA Rosenberg Investment Management LLC (“AXA Rosenberg”)	AXA IM, AXA REIM and AXA Rosenberg provide sub-advisory services to our retail mutual funds and advisory services to certain investments in our General Account.	$1.9	$5.3	$15.0
AXA Strategic Ventures Corporation (“ASV Corp”)	ASV Corp provides investment management services to AXA Strategic Ventures US, LLC	$1.8	$1.8	$1.8
AXA Tech Morocco (“ATM”)	ATM provides certain finance and accounting services.	$—	$0.2	$0.1
AXA Tech France (“ATF”)	ATF provides services related to our global intranet application platform and support services as well as security related services.	$—	$0.7	$0.9
AXA Tech affiliates in: Switzerland, Germany, UK, Belgium, Med Region, Japan, AXA Colpatria	These affiliates provide transversal technology strategy and related services.	$—	$0.5	$0.5
AXA Tech India (“ATI”)	ATI provides infrastructure monitoring and support, database services and application support.	$—	$(0.1)	$2.1

Services Provided to Affiliates

Affiliate	Services	Amount Paid or Accrued for Years Ended December 31,
		2018	2017	2016
		(in millions)
AXA US Holdings	We provide TSA services related to contracts, workplace services and infrastructure hosting	$4.1	$—	$—
AXA IM, AXA Liabilities Managers, AXA REIM, AXA Rosenberg Group LLC, AXA Insurance Company and AXA Strategic Ventures Corporation	We provide corporate services, including participation in employee benefit plans, finance and payroll services.	$0.1	$5.1	$5.2
GIE	We administer the AXA Intranet site and provide other corporate services.	$1.3	$0.8	$2.6
AXA Life Insurance Co., Ltd. (“AXA Life Japan”)	We provide mainframe platform services and global e-mail hosting and application support.	$—	$—	$5.0
SAS	We host global security, transversal officers and big data infrastructure.	$—	$4.1	$4.4
AXA Technology Services Mexico SA	We provide infrastructure hosting and support.	$—	$3.3	$3.4
AXA	We host the AXA Lab business unit.	$—	$1.3	$1.2
AGS	We host the AGS business unit.	$—	$1.6	$0.7
AXA Liabilities Managers	We host AXA Global Network connectivity and disaster recovery platform services.	$—	$0.4	$0.5
AXA Tech affiliates in: France, Switzerland, Germany, Belgium, UK, Spain, Colombia, Hong Kong, Italy, India, Indonesia, Asia, Portugal, Japan, Singapore, AXA Assistance US and Other	We provide Airwatch global platform hosting and support services as well as technology strategy and support.	$—	$5.3	$3.8

Reinsurance Assumed
AXA Global Life retrocedes a quota share portion of certain life and health risks of various AXA affiliates to AXA Equitable Life and MLOA on a one-year term basis. Also, AXA Life Insurance Company Ltd. cedes a portion of its variable deferred annuity business to AXA Equitable Life.
Premiums earned in 2018, 2017 and 2016 were $8 million, $8 million and $9 million, respectively. Claims and expenses paid in 2018, 2017 and 2016 were $3 million, $2 million and $2 million, respectively.
Reinsurance Ceded
AXA Equitable Life has entered into a stop loss reinsurance agreement with AXA Global Life to protect AXA Equitable Life with respect to a deterioration in its claim experience following the occurrence of an extreme mortality event.
AXA Equitable Life has accepted certain retrocession policies through reinsurance agreements with various reinsurers. AXA Equitable Life retrocedes to AXA Global Life the excess of its first retention layer.
Certain of our subsidiaries have entered into a Life Catastrophe Excess of Loss Reinsurance Agreement with a number of subscribing reinsurers, including AXA Global Life. AXA Global Life participates in 5% of the pool, pro-rata, across the upper and lower layers.
Premiums and expenses paid for the above agreements in 2018, 2017 and 2016 were $4 million, $4 million and $4 million, respectively.
On September 12, 2018 AXA Group acquired XL Catlin. The Company had previously ceded part of our disability income business to XL Catlin and as of December 31, 2018, the reserves ceded were $93 million.

Loans to Affiliates
In September 2007, AXA received a $700 million 5.7% Senior Unsecured Note from Holdings. In January 2018, AXA pre-paid $50 million of the note. In April 2018, AXA pre-paid the remainder of this note.
In December 2008, AXA received a $500 million 5.4% term loan from AXA Financial. In December 2014, AXA repaid $300 million on this term loan. In January 2018, AXA pre-paid an additional $150 million of the loan. In April 2018, AXA pre-paid the remainder of this loan.
In December 2013, Colisée Re received a $145 million 4.75% loan from Holdings. The loan was repaid on March 26, 2018.
In December 2015, AXA IM Holding US received a $185 million three-month LIBOR plus 1.5% unsecured loan from AXA Financial. The loan was repaid on April 23, 2018.
In September 2016, AXA Tech issued a $12 million 2.0% unsecured loan to AXA Technology Services SAS. $2 million of this loan was repaid in December 2016, $5 million was repaid in January 2017 and the remainder of the loan was repaid on March 27, 2017.
In June 2016, AXA Tech issued a $2 million 2.0% unsecured loan to AXA Technology Services Mexico SA. The loan was repaid on March 27, 2017.
In October 2016, AXA Tech issued a $3 million 6.0% unsecured loan to PT AXA Technology Services Asia Indonesia. The loan is scheduled to mature on October 3, 2022. On December 31, 2017, this loan was transferred to AXA US Holdings Inc. for consideration equal to par value.
Loans from Affiliates
In March 2010, AXA Financial issued subordinated notes to AXA Life Insurance Company Ltd., in the amount of $770 million (“AXA Japan Subordinated Notes”). The AXA Japan Subordinated Notes have a maturity date of March 30, 2020 and a floating interest rate of LIBOR plus 1.2%, which resets semiannually on March 30 and September 30. The notes were repaid on April 20, 2018. The 2018, 2017 and 2016 interest cost related to the AXA Japan Subordinated Notes totaled approximately $12 million, $19 million and $16 million, respectively.
In October 2012, AXA Financial issued a note denominated in Euros in the amount of €300 million or $391 million to AXA Belgium S.A. (“AXA Belgium”). This note had an interest rate of Europe Interbank Offered Rate (“EURIBOR”) plus 1.15% and a maturity date of October 23, 2017. Concurrently, AXA Financial entered into a swap with AXA, covering the exchange rate on both the interest and principal payments related to this note. The interest rate on the swap was 6-month LIBOR plus 1.48%. In October 2017, the note was extended to March 30, 2018. The extended note has a floating interest rate of one-month EURIBOR plus 0.06%. Concurrently, AXA Financial entered into a swap with AXA covering the exchange rate on both the interest and principal payments related to the extended note until March 30, 2018. Both the loan and the swap were repaid on March 29, 2018. The 2018, 2017 and 2016 interest cost related to this loan totaled approximately $2 million, $12 million and $9 million, respectively.
In December 2014, AXA Financial issued a $2,727 million, three-month LIBOR plus 1.06% margin term loan to AXA. The loan has a maturity date of December 18, 2024. In June 2015, AXA Financial repaid $520 million and during 2016 repaid an additional $1,200 million of this loan. The outstanding balance on this loan at December 31, 2017 was $1,007 million. The interest cost related to this loan totaled approximately $10 million, $23 million, and $23 million in 2018, 2017, and 2016, respectively. On April 20, 2018, the remainder of this loan was repaid.
In December 2015, AXA Financial received a $300 million 1-month LIBOR plus 0.58% unsecured loan from AXA. The Company repaid this loan on June 30, 2016.
In 2015, AXA America Holdings, Inc. received a $366 million, three-month LIBOR plus 1.44% loan from AXA. The loan has a maturity date of October 8, 2022. This loan was repaid on April 20, 2018. The 2018, 2017 and 2016 interest cost related to this loan totaled approximately $6 million, $9 million and $8 million, respectively.
In 2013, Holdings received $242 million and $145 million 4.75% loans from Coliseum Reinsurance Company. The loans have maturity dates in December 2028. The loans were repaid on April 20, 2018. The 2018, 2017 and 2016 interest cost related to these loans totaled approximately $6 million, $18 million and $18 million, respectively.

In 2017, Holdings repaid a $56 million 1.39% loan from AXA America Corporate Solutions, Inc. (“AXA CS”) originally made in 2015 and received a $100 million loan and a $10 million loan from AXA CS. The loans have interest rates of 1.86% and 1.76%, respectively, and were repaid on their maturity of February 5, 2018. The 2018, 2017 and 2016 interest cost related to these loans totaled approximately $2 million, $2 million and $1 million, respectively.
In December 2017, Holdings received a $622 million, 3-month LIBOR plus 0.439% margin term loan from AXA. The loan has a maturity date of June 8, 2018. The loan was repaid on March 22, 2018.
In January 2016, AXA Financial pre-paid a $177 million term loan from AXA Insurance UK PLC and $72 million term loan from AXA France IARD S.A. As a result of this pre-payment, AXA Financial incurred a prepayment penalty of $43 million.
In 2016, AXA Tech repaid a $4 million 12-month LIBOR plus 1.42% loan from SAS.
Guarantees
AXA Financial paid fees to AXA for certain guarantees related to our employee benefit plans which were terminated in May 2016. For the year ended December 31, 2016, fees associated with these guarantees were $0.4 million.
We paid fees to AXA for its guarantee of our borrowing under certain third-party credit facilities, commercial paper and from AXA Belgium. For the years ended December 31, 2018, 2017 and 2016, fees associated with these guarantees were $1.3 million, $8.7 million and $7.9 million, respectively. Following the GMxB Unwind, we no longer pay fees for AXA’s guarantee under third-party credit facilities or from AXA Belgium.
Other Transactions
In 2016, AXA Equitable Life and Saum Sing LLC (“Saum Sing”), formed Broad Vista Partners LLC (“Broad Vista”), of which AXA Equitable Life owns 70% and Saum Sing owns 30%. On June 30, 2016, Broad Vista entered into a real estate joint venture with a third party and AXA Equitable Life invested approximately $25 million.
In 2016, AXA Financial invested in ASV Capital B FPCI, a French Professional Private Equity Fund managed by AXA Strategic Ventures SAS. As of December 31, 2018 and 2017, the fair value of the investment in the fund was $23 million and $7 million, respectively.
AXA RE Arizona benefited from a $1.5 billion revolving credit facility with AXA prior to the execution of the GMxB Unwind. For the years ended December 31, 2018, 2017 and 2016, fees associated with this facility were $2 million, $1 million and $5 million, respectively. As a result of the GMxB Unwind, we no longer benefit from this revolving credit facility.
Pursuant to the Prior TM Agreement, we could use the “AXA” trademarks as an umbrella brand, as part of the name of our companies or investment funds managed by us and other specified purposes. For the years ended December 31, 2018, 2017 and 2016, fees associated with this agreement totaled $3 million, $3 million and $2 million, respectively.

In September 2017, AXA Equitable FMG made a €30 million capital commitment to ASV Diversified, a French Special Limited Partnership investing in venture funds specialized in both early stage and growth startups with new technologies and business models relevant to AXA’s business. This fund is managed by AXA Strategic Ventures SAS. As of December 31, 2018 and 2017, €0.8 million and €0.5 million in capital had been called, respectively.
In December 2017, AXA Tech paid approximately $18 million to AXA US Holdings Inc., a U.S. subsidiary of AXA, which is not a subsidiary of Holdings, in exchange for AXA US Holdings Inc. assuming certain liabilities pertaining to its servicing of AXA companies within the United States and in Latin America valued at approximately $18 million, including costs and expenses associated with providing infrastructure services to AXA and its subsidiaries.
On May 7, 2018, Holdings made a capital contribution of approximately $3 million to AXA Venture Partners SAS in exchange for approximately 30.3% of the shares of AXA Venture Partners SAS and certain rights and protections as a shareholder of the company, including the right to appoint two members of the management committee as well as consent rights over significant transactions.

Share Repurchase from AXA
On November 20, 2018, Holdings repurchased approximately 30 million shares of its common stock from AXA at a total cost of approximately $592 million under the $800 million share repurchase authorization and pursuant to a share repurchase agreement. The repurchased common stock was recorded as treasury stock in the consolidated balance sheets. See Note 20 of the Notes to Consolidated Financial Statements for further information.
Investment Management and Research
We pay fees for certain services, including data processing, support for certain investment operations functions, maintenance and development support for applications, portfolio-related services and cooperative technology development and procurement services for our Investment Management and Research business to the following related parties, each of whom is an affiliate of AXA:

Name of Related Party	Amount Paid or Accrued for the Years Ended December 31,
	2018	2017	2016
	(in millions)
AXA Business Service Private Ltd.	$6.8	$5.6	$5.5
AXA Technology Services India Pvt. Ltd.	$2.2	$1.7	$5.3
AXA XL Insurance	$2.0	$—	$—
AXA Group Solutions Pvt. Ltd. (“AXA Solutions”)	$1.0	$0.9	$1.1
GIE	$0.4	$0.7	$0.4
AXA Wealth	$—	$0.5	$0.9

We provide investment management, distribution and stockholder servicing related services to the following related parties, each of whom is an affiliate of AXA:

Name of Related Party	Amount Received or Accrued for the Years Ended December 31,
	2018	2017	2016
	(in millions)
AXA Life Japan	$15.1	$14.1	$14.8
AXA France IARD S.A.	$10.5	$12.3	$6.9
AXA Switzerland Life	$8.9	$10.4	$9.6
AXA Insurance UK PLC Pensions Scheme	$0.6	$7.0	$7.6
AXA Germany	$5.6	$5.0	$3.0
AXA Belgium	$3.1	$3.4	$2.2
AXA Hong Kong Life	$2.4	$1.6	$6.7
AXA Mediterranean Holding S.A.U.	$0.8	$1.4	$0.8
AXA Switzerland Property & Casualty	$0.5	$1.0	$1.3
AIM Deutschland GmbH	$—	$0.5	$0.5
AXA Investment Managers, Ltd. Paris	$0.1	$0.4	$0.4
AXA Investment Managers Ltd.	$0.1	$0.4	$0.2
AXA Winterthur	$1.1	$0.4	$—
AXA MPS	$0.2	$0.4	$0.1
AXA General Insurance Hong Kong Ltd.	$0.3	$0.3	$0.2
AXA Insurance Company	$0.2	$0.1	$0.1
AXA Life Singapore	$0.1	$0.1	$0.1
Coliseum Reinsurance	$—	$—	$0.1

In addition, we make commission and distribution payments to AXA affiliates who distribute our sponsored mutual funds. For the years ended 2018, 2017 and 2016, these payments totaled $17.6 million, $15.4 million and $11.8 million, respectively.

Reorganization Transactions with AXA Affiliates
Prior to the IPO, we engaged in a number of reorganization transactions with AXA Affiliates.
Disposition of AXA CS
Holdings formerly held 78.99% of the shares of AXA CS. AXA CS and its subsidiaries have been excluded from the historical Consolidated Financial Statements since they were operated independently from the other Holdings subsidiaries.
In March 2018, Holdings sold its AXA CS shares to AXA for $630 million. In anticipation of this sale, in the fourth quarter of 2017, AXA made a short-term loan of $622 million to Holdings with interest calculated at three-month LIBOR plus 0.439% margin. Holdings’ repayment obligation to AXA in respect of this loan was set off against the purchase price for the AXA CS shares, and AXA paid Holdings the $8 million balance in cash. The net result of the sale was a decrease in Loans from affiliates of $622 million, an increase in cash of $8 million, and an increase in capital in excess of par of $630 million.
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
Acquisition of Additional AB Units
On April 23, 2018, Holdings purchased: (i) 100% of the shares of AXA-IM Holding U.S. Inc., which owns 41,934,582 AB Units, for a purchase price of $1,113 million and (ii) 8,160,000 AB Units held by Coliseum Re for $217 million. On December 20, 2018, Holdings purchased 254,675 AB Holdings units from former AB executive. As a result of these two transactions, Holdings ownership of AB increased to approximately 65%, Noncontrolling interest decreased by $29 million, Capital in excess of par increased by $17 million and taxes payable increased by $174 million.
Acquisition of 30.3% of AXA Venture Partners SAS
On May 7, 2018, Holdings made a capital contribution of approximately $3 million to AXA Venture Partners SAS in exchange for approximately 30.3% of the shares of AXA Venture Partners SAS and certain rights and protections as a shareholder of the company, including the right to appoint two members of the management committee as well as consent rights over significant transactions.
Director Indemnification Agreements
In connection with the IPO, we entered into indemnification agreements with our directors. The indemnification agreements provide the directors with contractual rights to indemnification and expense rights.
DIRECTOR INDEPENDENCE
See “Directors, Executive Officers and Corp Governance—Corporate Governance” in Part III, Item 10 of this Report.

Part III, Item 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to, and will be contained in, the Company’s 2019 Proxy Statement.

Part IV, Item 15.
EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:

		Page Number
1.	Financial Statements—Item 8. Financial Statements and Supplementary Data	166
2.	Financial Statement Schedules:
	Schedule I—Summary of Investments Other Than Investments in Related Parties as of December 31, 2018	281
	Schedule II—Condensed Financial Information of Parent Company as of December 31, 2018 and 2017, and for the years ended December 31, 2018, 2017 and 2016	282
	Schedule III—Supplementary Insurance Information as of and for the years ended December 31, 2018, 2017 and 2016	287
	Schedule IV—Reinsurance for the years ended December 31, 2018, 2017 and 2016	289
3.	Exhibits: See the accompanying Exhibit Index.

Part IV, Item 16.
FORM 10-K SUMMARY
None.

GLOSSARY
Selected Financial Terms

Account Value (“AV”)
Generally equals the aggregate policy account value of our retirement and protection products. General Account AV refers to account balances in investment options that are backed by the General Account while Separate Accounts AV refers to Separate Accounts investment assets.

Alternative investments	Investments in real estate and real estate joint ventures and other limited partnerships.

Assets under administration (“AUA”)
Includes non-insurance client assets that are invested in our savings and investment products or serviced by our AXA Advisors platform. We provide administrative services for these assets and generally record the revenues received as distribution fees.

Annualized Premium	100% of first year recurring premiums (up to target) and 10% of excess first year premiums or first year premiums from single premium products.

Assets under management (“AUM”)
Investment assets that are managed by one of our subsidiaries and includes: (i) assets managed by AB, (ii) the assets in our GAIA portfolio and (iii) the Separate Account assets of our retirement and protection businesses. Total AUM reflects exclusions between segments to avoid double counting.

Combined RBC Ratio
Calculated as the overall aggregate RBC ratio for the Company’s insurance subsidiaries including capital held for its life insurance and variable annuity liabilities and non-variable annuity insurance liabilities.

Conditional tail expectation (“CTE”)
Calculated as the average amount of total assets required to satisfy obligations over the life of the contract or policy in the worst x% of scenarios. Represented as CTE (100 less x). Example: CTE95 represents the worst five percent of scenarios.

Deferred policy acquisition cost (“DAC”)
Represents the incremental costs related directly to the successful acquisition of new and certain renewal insurance policies and annuity contracts and which have been deferred on the balance sheet as an asset.

Deferred sales inducements (“DSI”)
Represent amounts that are credited to a policyholder’s account balance that are higher than the expected crediting rates on similar contracts without such an inducement and that are an incentive to purchase a contract and also meet the accounting criteria to be deferred as an asset that is amortized over the life of the contract.

Dividends Received Deduction (“DRD”)	A tax deduction under U.S. federal income tax law received by a corporation on the dividends it receives from other corporations in which it has an ownership stake.

Gross Premiums	FYP and Renewal premium and deposits.

Invested assets	Includes fixed maturity securities, equity securities, mortgage loans, policy loans, alternative investments and short-term investments.

P&C	Property and casualty.

Premium and deposits	Amounts a policyholder agrees to pay for an insurance policy or annuity contract that may be paid in one or a series of payments as defined by the terms of the policy or contract.

Protection Solutions Reserves	Equals the aggregate value of Policyholders’ account balances and Future policy benefits for policies in our Protection Solutions segment.

Reinsurance	Insurance policies purchased by insurers to limit the total loss they would experience from an insurance claim.

Renewal premium and deposits	Premiums and deposits after the first twelve months of the policy or contract.

Risk-based capital (“RBC”)	Rules to determine insurance company statutory capital requirements. It is based on rules published by the National Association of Insurance Commissioners (“NAIC”).

Total adjusted capital (“TAC”)	Primarily consists of capital and surplus, and the asset valuation reserve.

Value of business acquired (“VOBA”)	Present value of estimated future gross profits from in-force policies of acquired businesses.

Product Terms

401(k)
A tax-deferred retirement savings plan sponsored by an employer. 401(k) refers to the section of the Internal Revenue Code of 1986, as amended (the “Code”) pursuant to which these plans are established.

403(b)
A tax-deferred retirement savings plan available to certain employees of public schools and certain tax-exempt organizations. 403(b) refers to the section of the Code pursuant to which these plans are established.

457(b)	A deferred compensation plan that is available to governmental and certain non-governmental employers. 457(b) refers to the section of the Code pursuant to which these plans are established.

Accumulation phase
The phase of a variable annuity contract during which assets accumulate based on the policyholder’s lump sum or periodic deposits and reinvested interest, capital gains and dividends that are generally tax-deferred.

Affluent	Refers to individuals with $250,000 to $999,999 of investable assets.

Annuitant	The person who receives annuity payments or the person whose life expectancy determines the amount of variable annuity payments upon annuitization of an annuity to be paid for life.

Annuitization	The process of converting an annuity investment into a series of periodic income payments, generally for life.

Benefit base
A notional amount (not actual cash value) used to calculate the owner’s guaranteed benefits within an annuity contract. The death benefit and living benefit within the same contract may not have the same benefit base.

Cash surrender value	The amount an insurance company pays (minus any surrender charge) to the policyholder when the contract or policy is voluntarily terminated prematurely.

Deferred annuity
An annuity purchased with premiums paid either over a period of years or as a lump sum, for which savings accumulate prior to annuitization or surrender, and upon annuitization, such savings are exchanged for either a future lump sum or periodic payments for a specified length of time or for a lifetime.

Dollar-for-dollar withdrawal	A method of calculating the reduction of a variable annuity benefit base after a withdrawal in which the benefit is reduced by one dollar for every dollar withdrawn.

Fixed annuity
An annuity that guarantees a set annual rate of return with interest at rates we determine, subject to specified minimums. Credited interest rates are guaranteed not to change for certain limited periods of time.

Fixed Rate GMxB	Guarantees on our individual variable annuity products that are based on a rate that is fixed at issue.

Floating Rate GMxB	Guarantees on our individual variable annuity products that are based on a rate that varies with a specified index rate, subject to a cap and floor.

Future policy benefits
Future policy benefits for the annuities business are comprised mainly of liabilities for life-contingent income annuities, and liabilities for the variable annuity guaranteed minimum benefits accounted for as insurance.

Future policy benefits for the life business are comprised mainly of liabilities for traditional life and certain liabilities for universal and variable life insurance contracts (other than the Policyholders’ account balance).

General Account Investment Portfolio	Means the invested assets held in the General Account.

General Account	Means the assets held in the general accounts of our insurance companies as well as assets held in our separate accounts on which we bear the investment risk.

GMxB
A general reference to all forms of variable annuity guaranteed benefits, including guaranteed minimum living benefits, or GMLBs (such as GMIBs, GMWBs and GMABs), and guaranteed minimum death benefits, or GMDBs (inclusive of return of premium death benefit guarantees).

Guaranteed income benefit (“GIB”)
An optional benefit which provides the policyholder with a guaranteed lifetime annuity based on predetermined annuity purchase rates applied to a GIB benefit base, with annuitization automatically triggered if and when the contract AV falls to zero.

Guaranteed minimum accumulation benefits (“GMAB”)
An optional benefit (available for an additional cost) which entitles an annuitant to a minimum payment, typically in lump-sum, after a set period of time, typically referred to as the accumulation period. The minimum payment is based on the benefit base, which could be greater than the underlying AV.

Guaranteed minimum death benefits (“GMDB”)
An optional benefit (available for an additional cost) that guarantees an annuitant’s beneficiaries are entitled to a minimum payment based on the benefit base, which could be greater than the underlying AV, upon the death of the annuitant.

Guaranteed minimum income benefits (“GMIB”)
An optional benefit (available for an additional cost) where an annuitant is entitled to annuitize the policy and receive a minimum payment stream based on the benefit base, which could be greater than the underlying AV.

Guaranteed minimum living benefits (“GMLB”)	A reference to all forms of guaranteed minimum living benefits, including GMIBs, GMWBs and GMABs (does not include GMDBs).

Guaranteed minimum withdrawal benefits (“GMWB”)
An optional benefit (available for an additional cost) where an annuitant is entitled to withdraw a maximum amount of their benefit base each year, for which cumulative payments to the annuitant could be greater than the underlying AV.

Guaranteed Universal Life (“GUL”)	A universal life insurance offering with a lifetime no lapse guarantee rider, otherwise known as a guaranteed UL policy. With a GUL policy, the premiums are guaranteed to last the life of the policy.

Guaranteed withdrawal benefit for life (“GWBL”)
An optional benefit (available for an additional cost) where an annuitant is entitled to withdraw a maximum amount of their benefit base each year, for the duration of the policyholder’s life, regardless of account performance.

High net worth	Refers to individuals with $1,000,000 or more of investable assets.

Index-linked annuities
An annuity that provides for asset accumulation and asset distribution needs with an ability to share in the upside from certain financial markets such as equity indices, or an interest rate benchmark. With an index-linked annuity, the policyholder’s AV can grow or decline due to various external financial market indices performance.

Indexed Universal Life (“IUL”)	A permanent life insurance offering built on a universal life insurance framework that uses an equity-linked approach for generating policy investment returns.

Living benefits	Optional benefits (available at an additional cost) that guarantee that the policyholder will get back at least his original investment when the money is withdrawn.

Mortality and expense risk fee (“M&E fee”)	A fee charged by insurance companies to compensate for the risk they take by issuing life insurance and variable annuity contracts.

Net flows
Net change in customer account balances in a period including, but not limited to, gross premiums, surrenders, withdrawals and benefits. It excludes investment performance, interest credited to customer accounts and policy charges.

Policyholder account balances
Annuities. Policyholder account balances are held for fixed deferred annuities, the fixed account portion of variable annuities and non-life contingent income annuities. Interest is credited to the policyholder’s account at interest rates we determine which are influenced by current market rates, subject to specified minimums.

Life Insurance Policies. Policyholder account balances are held for retained asset accounts, universal life policies and the fixed account of universal variable life insurance policies. Interest is credited to the policyholder’s account at interest rates we determine which are influenced by current market rates, subject to specified minimums.

Return of premium (“ROP”) death benefit
This death benefit pays the greater of the account value at the time of a claim following the owner’s death or the total contributions to the contract (subject to adjustment for withdrawals). The charge for this benefit is usually included in the M&E fee that is deducted daily from the net assets in each variable investment option. We also refer to this death benefit as the Return of Principal death benefit.

Rider	An optional feature or benefit that a policyholder can purchase at an additional cost.

Roll-up rate	The guaranteed percentage that the benefit base increases by each year.

Separate Account	Refers to the separate account investment assets of our insurance subsidiaries excluding the assets held in those separate accounts on which we bear the investment risk.

Surrender charge	A fee paid by a contract owner for the early withdrawal of an amount that exceeds a specific percentage or for cancellation of the contract within a specified amount of time after purchase.

Surrender rate	Represents annualized surrenders and withdrawals as a percentage of average AV.

Universal life (“UL”) products
Life insurance products that provide a death benefit in return for payment of specified annual policy charges that are generally related to specific costs, which may change over time. To the extent that the policyholder chooses to pay more than the charges required in any given year to keep the policy in-force, the excess premium will be placed into the AV of the policy and credited with a stated interest rate on a monthly basis.

Variable annuity
A type of annuity that offers guaranteed periodic payments for a defined period of time or for life and gives purchasers the ability to invest in various markets though the underlying investment options, which may result in potentially higher, but variable, returns.

Variable Universal Life (“VUL”)
Universal life products where the excess amount paid over policy charges can be directed by the policyholder into a variety of Separate Account investment options. In the Separate Account investment options, the policyholder bears the entire risk and returns of the investment results.

Whole Life (“WL”)	A life insurance policy that is guaranteed to remain in-force for the policyholder’s lifetime, provided the required premiums are paid.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
3.1
Amended and Restated Certificate of Incorporation of AXA Equitable Holdings, Inc. (incorporated by reference to Exhibit 3.1 to AXA Equitable Holdings, Inc.’s Form 10-Q for the quarterly period ending March 31, 2018, as filed on June 20, 2018 (the “Q-1 2018 Form 10-Q”)).

3.2	Amended and Restated By-laws of AXA Equitable Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Q-1 2018 Form 10-Q).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of AXA Equitable Holdings, Inc., File No. 333-221521 (the “IPO Form S-1”)).
4.2
Indenture, dated as of December 1, 1993 from AXA Financial, Inc. to The Bank of NY Mellon Trust Company, N.A. (formerly known as Chemical Bank), as Trustee (incorporated by reference to Exhibit 4.2 to the IPO Form S-1).

4.3
Fourth Supplemental Indenture, dated April 1, 1998, from AXA Financial, Inc. to The Chase Manhattan Bank (formerly known as Chemical Bank), as Trustee, together with forms of global Senior Note and global Senior Indenture (incorporated by reference to Exhibit 4.3 to the IPO Form S-1).

4.4
Fifth Supplemental Indenture, dated October 1, 2018, among AXA Equitable Holdings, Inc. AXA Financial, Inc. and The Bank of NY Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on October 1, 2018).

4.5
Indenture, dated as of April 20, 2018, among AXA Equitable Holdings, Inc., as issuer, Wilmington Saving Fund Society, FSB, as trustee, and Citibank, N.A., as security registrar and paying agent (incorporated by reference to Exhibit 4.4 to the IPO Form S-1).

4.6
First Supplemental Indenture, dated as of April 20, 2018, among AXA Equitable Holdings, Inc., as issuer, Wilmington Saving Fund Society, FSB, as trustee, and Citibank, N.A., as security registrar and paying agent (incorporated by reference to Exhibit 4.5 to the IPO Form S-1).

4.7
Second Supplemental Indenture, dated as of April 20, 2018, among AXA Equitable Holdings, Inc., as issuer, Wilmington Saving Fund Society, FSB, as trustee, and Citibank, N.A., as security registrar and paying agent (incorporated by reference to Exhibit 4.6 to the IPO Form S-1).

4.8
Third Supplemental Indenture, dated as of April 20, 2018, among AXA Equitable Holdings, Inc., as issuer, Wilmington Saving Fund Society, FSB, as trustee, and Citibank, N.A., as security registrar and paying agent (incorporated by reference to Exhibit 4.7 to the IPO Form S-1).

4.9
Registration Rights Agreement, dated as of April 20, 2018, among AXA Equitable Holdings, Inc. and the initial purchasers named therein of the 3.900% Senior Notes due 2023, the 4.350% Senior Notes due 2028 and the 5.000% Senior Notes due 2048 (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-4 of AXA Equitable Holdings, Inc., File No. 333-228689).

10.1	Shareholder Agreement, dated as of May 4, 2018, between AXA S.A. and AXA Equitable Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Q-1 2018 Form 10-Q).
10.2	Registration Rights Agreement, dated as of May 4, 2018, between AXA S.A. and AXA Equitable Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Q-1 2018 Form 10-Q).
10.3	Tax Sharing Agreement, dated March 28, 2018, between AXA S.A., AXA Investment Managers S.A. and AXA Equitable Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the IPO Form S-1).
10.4	Transitional Services Agreement, dated as of May 4, 2018, between AXA S.A. and AXA Equitable Holdings, Inc. (incorporated by reference to Exhibit 10.4 to the Q-1 2018 Form 10-Q).
10.5
Master Agreement, dated as of April 10, 2013, by and among AXA Equitable Financial Services, LLC, AXA Financial, Inc. and Protective Life Insurance Company (incorporated by reference to Exhibit 10.5 to the IPO Form S-1).

10.6	Trademark License Agreement, dated as of May 4, 2018, among AXA S.A., AXA Equitable Holdings, Inc. and AXA Financial, Inc. (incorporated by reference to Exhibit 10.5 to the Q-1 2018 Form 10-Q).
10.7†	Employment Agreement, dated as of March 9, 2011, by and between AXA Financial, Inc. and Mark Pearson (incorporated by reference to Exhibit 10.7 to the IPO Form S-1).
10.7.1†	Letter Agreement, dated February 19, 2013, between AXA Financial, Inc., AXA Equitable Life Insurance Company and Mark Pearson (incorporated by reference to Exhibit 10.7.1 to the IPO Form S-1).
10.7.2†	Letter Agreement, dated May 14, 2015, between AXA Financial, Inc., AXA Equitable Life Insurance Company and Mark Pearson (incorporated by reference to Exhibit 10.7.2 to the IPO Form S-1).
10.7.3†#	Letter Agreement, dated February 27, 2019, between AXA Equitable Holdings, Inc., AXA Equitable Life Insurance Company and Mark Pearson.
10.8†	Director Indemnification Agreement, dated May 4, 2018, between AXA Equitable Holdings, Inc. and each of its directors (incorporated by reference to Exhibit 10.6 to the Q-1 2018 Form 10-Q).

10.9
Revolving Credit Agreement, dated as of December 1, 2016, with AllianceBernstein L.P. and SCB LLC as Borrowers, the Industrial and Commercial Bank of China as Administrative Agent and the other lending institutions that may be party thereto (incorporated by reference to Exhibit 10.01 to AB Holding’s Form 8-K, as filed December 5, 2016).

10.10
Commercial Paper Dealer Agreement 4(a)(2) Program, dated as of June 1, 2015, between AllianceBernstein L.P., as Issuer, and Citigroup Global Markets Inc., as Dealer (incorporated by reference to Exhibit 10.08 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2015, as filed February 11, 2016).

10.11
Commercial Paper Dealer Agreement 4(a)(2) Program, dated as of June 1, 2015, between AllianceBernstein L.P., as Issuer, and Credit Suisse Securities (USA) LLC, as Dealer (incorporated by reference to Exhibit 10.09 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2015, as filed February 11, 2016).

10.12
Commercial Paper Dealer Agreement 4(a)(2) Program, dated as of June 1, 2015, between AllianceBernstein L.P., as Issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer (incorporated by reference to Exhibit 10.10 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2015, as filed February 11, 2016).

10.13
Revolving Credit Agreement, dated as of December 9, 2010, Amended and Restated as of January  17, 2012, Further Amended and Restated as of October 22, 2014 and Further Amended and Restated as of September  27, 2018, among AllianceBernstein L.P. and SCB LLC, as Borrowers; Bank of America, N.A., as Administrative Agent; Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citibank, N.A., J.P. Morgan Chase Bank, N.A., HSBC Securities (USA) Inc., Sumitomo Mitsui Banking Corporation and State Street Bank and Trust Company, as joint lead arrangers and joint book managers, and the other lending institutions party thereto (incorporated by reference to Exhibit 10.01 to AB Holding’s Form 8-K, as filed October 3, 2018).

10.14
Extendible Commercial Notes Dealer Agreement, dated as of December 14, 1999 (incorporated by reference to Exhibit 10.10 to AB Holding’s Form 10-K for the fiscal year ended December 31, 1999, as filed March 28, 2000).

10.15†
Form of Award Agreement under Incentive Compensation Award Program, Deferred Cash Compensation Program and 2010 Long Term Incentive Plan (incorporated by reference to Exhibit 10.04 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2016, as filed February 14, 2017).

10.16†
Amendment to the Profit Sharing Plan for Employees of AllianceBernstein L.P., dated as of October 20, 2016 and effective as of January 1, 2017 (incorporated by reference to Exhibit 10.06 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2016, as filed February 14, 2017).

10.17†
Profit Sharing Plan for Employees of AllianceBernstein L.P., as amended and restated as of January 1, 2015 and as further amended as of January 1, 2017 (incorporated by reference to Exhibit 10.05 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2015, as filed February 11, 2016).

10.18†
AllianceBernstein L.P. 2010 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.03 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2014, as filed February 12, 2015).

10.19†
Employment Agreement, dated as of April 28, 2017, among Seth Bernstein, AllianceBernstein Holding L.P., AllianceBernstein L.P. and AllianceBernstein Corporation (incorporated by reference to Exhibit 10.3 to AB Holding’s Form 8-K as filed May 1, 2017).

10.20†	AllianceBernstein L.P. 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.06 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2017, as filed February 13, 2018).
10.21
Revolving Credit Agreement by and among AXA Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto, the banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.22 to the IPO Form S-1).

10.22†	Form of Performance Share Award Agreement under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.23 to the Q-1 2018 Form 10-Q).
10.23
Term Loan Agreement by and among AXA Equitable Holdings, Inc., the banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.24 to the IPO Form S-1).

10.24
Reimbursement Agreement by and among AXA Equitable Holdings, Inc. the Subsidiary Account Parties (as defined therein) party thereto and Natixis, New York Branch (incorporated by reference to Exhibit 10.25 to the IPO Form S-1 ).

10.25
Reimbursement Agreement by and among AXA Equitable Holdings, Inc. the Subsidiary Account Parties (as defined therein) party thereto and HSBC Bank USA, National Association (incorporated by reference to Exhibit 10.26 to the IPO Form S-1).

10.26
Reimbursement Agreement by and among AXA Equitable Holdings, Inc. the Subsidiary Account Parties (as defined therein) party thereto and Citibank Europe PLC (incorporated by reference to Exhibit 10.27 to the IPO Form S-1).

10.27
Reimbursement Agreement by and among AXA Equitable Holdings, Inc. the Subsidiary Account Parties (as defined therein) party thereto and Credit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.28 to the IPO Form S-1).

10.28
Reimbursement Agreement by and among AXA Equitable Holdings, Inc. the Subsidiary Account Parties (as defined therein) party thereto and Barclays Bank PLC (incorporated by reference to Exhibit 10.29 to the IPO Form S-1).

10.29
Reimbursement Agreement by and among AXA Equitable Holdings, Inc. the Subsidiary Account Parties (as defined therein) party thereto and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.30 to the IPO Form S-1).

10.30
Reimbursement Agreement by and among AXA Equitable Holdings, Inc. the Subsidiary Account Parties (as defined therein) party thereto and Landesbank Hessen-Thüringen Girozentrale, acting through its New York Branch (incorporated by reference to Exhibit 10.31 to the IPO Form S-1).

10.31
Reimbursement Agreement by and among AXA Equitable Holdings, Inc. the Subsidiary Account Parties (as defined therein) party thereto and Commerzbank AG, New York Branch (incorporated by reference to Exhibit 10.32 to the IPO Form S-1).

10.32	Waiver Letter Agreements with the lenders party to each of the agreements in Exhibit 10.21 and Exhibits 10.23 to 10.31 (incorporated by reference to Exhibit 10.33 to the IPO Form S-1).
10.33†	Letter Agreement between AXA Equitable Life Insurance Company and George Stansfield, dated June 30, 2015 (incorporated by reference to Exhibit 10.34 to the IPO Form S-1).
10.34†	Letter Agreement between AXA Equitable Life Insurance Company and Jeffrey Hurd, dated November 3, 2017 (incorporated by reference to Exhibit 10.35 to the IPO Form S-1).
10.35†	AXA Stock Option Plan for AXA Financial Employees and Associates (incorporated by reference to Exhibit 10.36 to the IPO Form S-1).
10.36†	Form of Option Grant Letter under the AXA Stock Option Plan for AXA Financial Employees and Associates (Mark Pearson) (incorporated by reference to Exhibit 10.37 to the IPO Form S-1).
10.37†	Form of Option Grant Letter under the AXA Stock Option Plan for AXA Financial Employees and Associates (Executive Officers) (incorporated by reference to Exhibit 10.38 to the IPO Form S-1).
10.38†	Form of Option Agreement under the AXA Stock Option Plan for AXA Financial Employees and Associates (incorporated by reference to Exhibit 10.39 to the IPO Form S-1).
10.39†	Rules of 2015 AXA International Performance Share Plan and Addendum for AXA Financial Participants (incorporated by reference to Exhibit 10.41 to the IPO Form S-1).
10.40†	Rules of 2016 AXA International Performance Share Plan and Addendum for AXA Financial Participants (incorporated by reference to Exhibit 10.42 to the IPO Form S-1).
10.41†	Rules of AXA 2017 International Performance Shares Plan and Addendum for AXA Financial Participants (incorporated by reference to Exhibit 10.43 to the IPO Form S-1).
10.42†	AXA Financial, Inc. Restricted Stock Unit Award Agreements (incorporated by reference to Exhibit 10.44 to the IPO Form S-1).
10.43†	AXA Equitable Severance Benefit Plan (incorporated by reference to Exhibit 10.45 to the IPO Form S-1).
10.44†	AXA Equitable Supplemental Severance Plan for Executives (incorporated by reference to Exhibit 10.25 to the Q-1 2018 Form 10-Q).
10.45†	AXA Equitable Executive Survivor Benefits Plan (incorporated by reference to Exhibit 10.47 to the IPO Form S-1).
10.46†	Amended and Restated Variable Deferred Compensation Plan for Executives (incorporated by reference to Exhibit 10.48 to the IPO Form S-1).
10.47†	Amended and Restated AXA Equitable Post-2004 Variable Deferred Compensation Plan for Executives (incorporated by reference to Exhibit 10.49 to the IPO Form S-1).
10.48†	AXA Equitable Excess Retirement Plan (incorporated by reference to Exhibit 10.50 to the IPO Form S-1).
10.49†	AXA Financial, Inc. Equity Plan for Directors (incorporated by reference to Exhibit 10.51 to the IPO Form S-1).
10.50†	Form of Stock Option Agreement under the AXA Financial, Inc. Equity Plan for Directors (incorporated by reference to Exhibit 10.52 to the IPO Form S-1).
10.51†	Form of Restricted Stock Agreement under the AXA Financial, Inc. Equity Plan for Directors (incorporated by reference to Exhibit 10.53 to the IPO Form S-1).
10.52†	AXA Equitable Post-2004 Variable Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.54 to the IPO Form S-1).
10.53†	AXA Financial, Inc. Charitable Award Program for Directors (incorporated by reference to Exhibit 10.55 to the IPO Form S-1).
10.54†	AXA Equitable Holdings, Inc. Short-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.56 to the IPO Form S-1).

10.55†	AXA Equitable Holdings, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.57 to the IPO Form S-1).
10.56†	Form of Transaction Incentive Award Agreement under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.21 to the Q-1 2018 Form 10-Q).
10.57†	Form of Restricted Stock Unit Award Agreement under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.22 to the Q-1 2018 Form 10-Q).
10.58†	Form of Stock Option Award Agreement under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.24 to the Q-1 2018 Form 10-Q).
10.59
Share Repurchase Agreement between AXA S.A. and AXA Equitable Holdings, Inc. (incorporated by reference to Exhibit 10.61 to the Registration Statement on Form S-1 of AXA Equitable Holdings, Inc., File No. 333-228365 (the “November Form S-1”)).

10.60†
Confidential Agreement and General Release, dated August 13, 2018, between Brian Winikoff and AXA Equitable Life Insurance Company (incorporated by reference to Exhibit 10.1 to AXA Equitable Holdings, Inc.’s Form 10-Q for the quarterly period ending September 30, 2018, as filed on November 13, 2018).

10.61†#	AXA Equitable Holdings, Inc. 2019 Omnibus Incentive Plan.
10.62†#	AXA Equitable Holdings, Inc. Stock Purchase Plan.
10.63†	Amendment to Seth P. Bernstein's Employment Agreement (incorporated by reference to Exhibit 10.01 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2018, as filed February 13, 2019).
10.64†
AllianceBernstein 2018 Incentive Compensation Award Program (incorporated by reference to Exhibit 10.02 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2018, as filed February 13, 2019).

10.65†
AllianceBernstein 2018 Deferred Cash Compensation Program (incorporated by reference to Exhibit 10.03 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2018, as filed February 13, 2019).

10.66†
Form of Award Agreement, dated as of December 31, 2018, under Incentive Compensation Award Program, Deferred Cash Compensation Program and AB 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.04 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2018, as filed February 13, 2019).

10.67†
Form of Award Agreement, dated as of May 15, 2018, under AB 2017 Long Term Incentive Plan relating to equity compensation awards to Eligible Directors (incorporated by reference to Exhibit 10.05 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2018, as filed February 13, 2019).

10.68†
Amendment to the Profit Sharing Plan for Employees of AllianceBernstein L.P., dated as of April 1, 2018 (incorporated by reference to Exhibit 10.12 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2018, as filed February 13, 2019).

10.69†#	Amendment to the AXA Equitable Post-2004 Variable Deferred Compensation Plan for Executives, effective as of January 1, 2019.
10.70†#	Form of Performance Shares Award Agreement under the 2018 Omnibus Incentive Plan, effective as of February 14, 2019.
10.71†#	Form of Restricted Stock Unit Award Agreement under the 2018 Omnibus Incentive Plan, effective as of February 14, 2019.
10.72†#	Form of Stock Option Award Agreement under the 2018 Omnibus Incentive Plan, effective as of February 14, 2019.
21.1#	List of Subsidiaries of AXA Equitable Holdings, Inc.
23.1#	Consent of PricewaterhouseCoopers LLP.
31.1#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

#	Filed herewith.
†	Identifies each management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AXA Equitable Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2019.

AXA EQUITABLE HOLDINGS, INC.

By:	/s/ Mark Pearson
Name: Mark Pearson
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on March 8, 2019.

Signature	Title

/s/ Mark Pearson	President and Chief Executive Officer; Director (Principal Executive Officer)
Mark Pearson

/s/ Anders Malmström	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Anders B. Malmström

/s/ William Eckert	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
William Eckert

/s/ Thomas Buberl	Director
Thomas Buberl

/s/ Gérald Harlin	Director
Gérald Harlin

/s/ George Stansfield	Director
George Stansfield

/s/ Karima Silvent	Director
Karima Silvent

/s/ Bertrand Poupart-Lafarge	Director
Bertrand Poupart-Lafarge

/s/ Daniel G. Kaye	Director
Daniel G. Kaye

/s/ Ramon de Oliveira	Director
Ramon de Oliveira

/s/ Charles G. T. Stonehill	Director
Charles G. T. Stonehill