Form 10-Q
period 2019-03-31
AXA Equitable Holdings, Inc.
filed 2019-05-10
CIK 1333986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 001-38469

AXA Equitable Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	90-0226248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1290 Avenue of the Americas, New York, New York	10104
(Address of principal executive offices)	(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of Exchange on which registered
Common Stock	EQH	New York Stock Exchange
As of May 9, 2019, 491,138,042 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

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
These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) conditions in the financial markets and economy, including equity market declines and volatility, interest rate fluctuations, impacts on our goodwill and changes in liquidity and access to and cost of capital; (ii) operational factors, including reliance on the payment of dividends to Holdings by its subsidiaries, remediation of our material weaknesses, fulfilling our obligations related to being a public company, indebtedness, elements of our business strategy not being effective in accomplishing our objectives, protection of confidential customer information or proprietary business information, information systems failing or being compromised and strong industry competition; (iii) credit, counterparties and investments, including counterparty default on derivative contracts, failure of financial institutions, defaults, errors or omissions by third parties and affiliates and gross unrealized losses on fixed maturity and equity securities; (iv) our reinsurance and hedging programs; (v) our products, structure and product distribution, including variable annuity guaranteed benefits features within certain of our products, complex regulation and administration of our products, variations in statutory capital requirements, financial strength and claims-paying ratings and key product distribution relationships; (vi) estimates, assumptions and valuations, including risk management policies and procedures, potential inadequacy of reserves, actual mortality, longevity and morbidity experience differing from pricing expectations or reserves, amortization of deferred acquisition costs and financial models; (vii) our Investment Management and Research segment, including fluctuations in assets under management, the industry-wide shift from actively-managed investment services to passive services and potential termination of investment advisory agreements; (viii) legal and regulatory risks, including federal and state legislation affecting financial institutions, insurance regulation and tax reform; (ix) risks related to our continuing relationship with AXA, including conflicts of interest, waiver of corporate opportunities and costs associated with separation and rebranding; and (x) risks related to our common stock and future offerings, including the market price for our common stock being volatile and potential stock price declines due to future sales of shares by existing stockholders.
Forward-looking statements should be read in conjunction with the other cautionary statements, risks, uncertainties and other factors identified in Holdings’ Annual Report on Form 10-K for the year ended December 31, 2018 including in the section entitled “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.

PART I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2019	December 31, 2018
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $49,117 and $46,801)	$50,305	$46,279
Mortgage loans on real estate (net of valuation allowance of $0 and $7)	12,117	11,835
Real estate held for production of income (1)	68	52
Policy loans	3,766	3,779
Other equity investments (1)	1,321	1,334
Trading securities, at fair value	13,127	16,017
Other invested assets (1)	2,244	2,037
Total investments	82,948	81,333
Cash and cash equivalents (1)	5,129	4,469
Cash and securities segregated, at fair value	1,262	1,170
Broker-dealer related receivables	2,122	2,209
Deferred policy acquisition costs	6,018	6,745
Goodwill and other intangible assets, net	4,769	4,780
Amounts due from reinsurers	4,850	4,895
GMIB reinsurance contract asset, at fair value	1,740	1,732
Other assets	3,787	3,127
Separate Accounts assets	120,194	110,337
Total Assets	$232,819	$220,797
LIABILITIES
Policyholders’ account balances	$52,197	$49,923
Future policy benefits and other policyholders' liabilities	31,462	30,998
Broker-dealer related payables	494	431
Securities sold under agreements to repurchase	—	573
Customer related payables	2,999	3,095
Amounts due to reinsurers	1,372	1,438
Short-term and long-term debt	4,949	4,955
Current and deferred income taxes	482	68
Other liabilities (1)	3,781	3,360
Separate Accounts liabilities	120,194	110,337
Total Liabilities	$217,930	$205,178
Redeemable noncontrolling interest (1)	$207	$187
Commitments and contingent liabilities
EQUITY
Equity attributable to Holdings:
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 552,896,328 and 561,000,000 shares issued, 491,015,901 and 528,861,758 shares outstanding, respectively	$5	$5
Additional paid-in capital	1,881	1,908
Treasury stock, at cost, 61,880,427 and 32,138,242 shares, respectively	(1,234)	(640)
Retained earnings	13,004	13,989
Accumulated other comprehensive income (loss)	(513)	(1,396)
Total equity attributable to Holdings	13,143	13,866
Noncontrolling interest	1,539	1,566
Total Equity	14,682	15,432
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$232,819	$220,797
______________

(1)	See Note 2 for details of balances with variable interest entities.
See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$931	$966
Premiums	283	279
Net derivative gains (losses)	(1,630)	(236)
Net investment income (loss)	1,015	591
Investment gains (losses), net	(11)	102
Investment management and service fees	999	1,055
Other income	127	117
Total revenues	1,714	2,874

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	880	594
Interest credited to policyholders’ account balances	304	271
Compensation and benefits	509	579
Commissions and distribution-related payments	281	291
Interest expense	56	46
Amortization of deferred policy acquisition costs	198	172
Other operating costs and expenses	410	493
Total benefits and other deductions	2,638	2,446
Income (loss) from continuing operations, before income taxes	(924)	428
Income tax (expense) benefit	215	(91)
Net income (loss)	(709)	337
Less: Net (income) loss attributable to the noncontrolling interest	(66)	(123)
Net income (loss) attributable to Holdings	$(775)	$214

EARNINGS PER SHARE
Earnings per share - Common stock:
Basic	$(1.50)	$0.38
Diluted	$(1.50)	$0.38
Weighted average common shares outstanding:
Basic	518.0	561.0
Diluted	518.0	561.0

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(709)	$337
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment (1)	834	(962)
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	49	133
Foreign currency translation adjustment (1)	(1)	(3)
Total other comprehensive income (loss), net of income taxes	882	(832)
Comprehensive income (loss)	173	(495)
Less: Comprehensive (income) loss attributable to the noncontrolling interest	(65)	(129)
Comprehensive income (loss) attributable to Holdings	$108	$(624)
______________

(1)	A reclassification of $2 million has been made to the previously reported amounts for the three months ended March 31, 2018 to conform to the current period’s presentation.

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three Months Ended March 31,
	Equity Attributable to Holdings
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Noncontrolling Interest	Total Equity
	(in millions)
January 1, 2019	$5	$1,908	$(640)	$13,989	$(1,396)	$13,866	$1,566	$15,432
Stock compensation and other	—	(19)	—	—	—	(19)	9	(10)
Purchase of treasury stock	—	—	(594)	—	—	(594)	—	(594)
Retirement of common stock	—	—	—	(142)	—	(142)	—	(142)
Repurchase of AB Holding units	—	—	—	—	—	—	(21)	(21)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(68)	(68)
Stockholder dividends (cash dividends declared per common share of $0.13 in 2019)	—	—	—	(68)	—	(68)	—	(68)
Net income (loss)	—	—	—	(775)	—	(775)	54	(721)
Other comprehensive income (loss)	—	—	—	—	883	883	(1)	882
Other	—	(8)	—	—	—	(8)	—	(8)
March 31, 2019	$5	$1,881	$(1,234)	$13,004	$(513)	$13,143	$1,539	$14,682

January 1, 2018	$5	$1,299	$—	$12,225	$(108)	$13,421	$3,097	$16,518
Cumulative effect of adoption of revenue recognition standard ASC 606	—	—	—	13	—	13	19	32
Capital contribution from parent	—	695	—	—	—	695	—	695
Stock compensation and other	—	57	—	—	—	57	—	57
Repurchase of AB Holding units	—	—	—	—	—	—	(1)	(1)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(135)	(135)
Stockholder dividends	—	—	—	(15)	—	(15)	—	(15)
Net income (loss)	—	—	—	214	—	214	103	317
Other comprehensive income (loss)	—	—	—	—	(838)	(838)	6	(832)
Other	—	—	—	—	—	—	(54)	(54)
March 31, 2018	$5	$2,051	$—	$12,437	$(946)	$13,547	$3,035	$16,582

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(709)	$337
Adjustments to reconcile Net income (loss) to Net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	304	271
Policy charges and fee income	(931)	(966)
Net derivative (gains) losses	1,630	236
Investment (gains) losses, net	11	(102)
Realized and unrealized (gains) losses on trading securities	(294)	120
Non-cash long term incentive compensation expense (1)	42	12
Non-cash pension plan restructuring	—	102
Amortization and depreciation (1)	239	164
Equity (income) loss from limited partnerships	(13)	(38)
Changes in:
Net broker-dealer and customer related receivables/payables	(221)	283
Reinsurance recoverable (1)	(18)	29
Segregated cash and securities, net	(93)	(208)
Capitalization of deferred policy acquisition costs (1)	(173)	(162)
Future policy benefits	22	(248)
Current and deferred income taxes	183	115
Other, net (1)	(88)	(192)
Net cash provided by (used in) operating activities	$(109)	$(247)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$2,900	$4,288
Mortgage loans on real estate	216	68
Trading account securities	3,843	1,629
Real estate joint ventures	1	140
Short-term investments (1)	794	1,684
Other	48	54
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(5,187)	(3,245)
Mortgage loans on real estate	(517)	(447)
Trading account securities	(536)	(2,613)
Short-term investments (1)	(685)	(731)
Other	(74)	(48)
Cash settlements related to derivative instruments	(1,005)	(674)
Repayments of loans to affiliates	—	346
Investment in capitalized software, leasehold improvements and EDP equipment	(16)	(24)
Other, net (1)	148	(311)
Net cash provided by (used in) investing activities	$(70)	$116

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$2,430	$2,041
Withdrawals	(1,067)	(1,100)
Transfers (to) from Separate Accounts	424	431
Change in short-term financings	(6)	167
Repayment of loans from affiliates	—	(470)
Change in collateralized pledged assets	(6)	17
Change in collateralized pledged liabilities	631	56
Increase (decrease) in overdrafts payable	(65)	7

AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(in millions)
Cash contribution from parent company	—	8
Shareholder dividend paid	(68)	(15)
Cash paid to repurchase common stock	(744)	—
Repurchase of AB Holding units from noncontrolling interest	—	(1)
Purchases (redemptions) of noncontrolling interests of consolidated company-sponsored investment funds	—	373
Distribution to noncontrolling interest of consolidated subsidiaries	(68)	(135)
Increase (decrease) in securities sold under agreement to repurchase	(573)	17
Other, net	(50)	4
Net cash provided by (used in) financing activities	$838	$1,400

Effect of exchange rate changes on cash and cash equivalents	1	8
Change in cash and cash equivalents	660	1,277
Cash and cash equivalents, beginning of year	4,469	4,814
Cash and cash equivalents, end of period	$5,129	$6,091

Non-cash transactions during the period:
Capital contribution from parent company	$—	$622
(Settlement) issuance of long-term debt	$—	$(202)
Transfer of assets to reinsurer	$—	$(604)
Contribution of 0.5% minority interest in AXA Financial	$—	$65
Repayment of loans from affiliates	$—	$(622)
_______________
(1) Prior period amounts have been reclassified to conform to current period’s presentation. See Note 16 for further information.

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)    ORGANIZATION
AXA Equitable Holdings, Inc. (“Holdings” and, collectively with its consolidated subsidiaries, the “Company”) is the holding company for a diversified financial services organization. As of March 31, 2019 and December 31, 2018, AXA S.A. (“AXA”), a French holding company for the AXA Group, owned approximately 48% and 59%, respectively, of the outstanding common stock of Holdings.
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

•
The Group Retirement segment offers tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities as well as small and medium-sized businesses.

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
At March 31, 2019 and December 31, 2018, the Company’s economic interest in AB was approximately 66% and 65%, respectively.
The general partner of AB, AllianceBernstein Corporation (the “General Partner”), is a wholly-owned subsidiary of the Company. Because the General Partner has the authority to manage and control the business of AB, AB is consolidated in the Company’s financial statements for all periods.
2)    SIGNIFICANT ACCOUNTING POLICIES
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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
The terms “first quarter 2019” or “first three months of 2019” and “first quarter 2018” or “first three months of 2018” refer to the three months ended March 31, 2019 and 2018, respectively.
Adoption of New Accounting Pronouncements

Description	Effect on the Financial Statement or Other Significant Matters
ASU 2017-12: Derivatives and Hedging (Topic 815)
The amendments in this ASU better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results.
On January 1, 2019, the Company adopted the new hedging guidance. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
ASU 2017-08: Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20)
This ASU requires certain premiums on callable debt securities to be amortized to the earliest call date and is intended to better align interest income recognition with the manner in which market participants price these instruments.

On January 1, 2019, the Company adopted the new guidance on accounting for certain premiums on callable debt securities. As the Company’s existing accounting practices aligned with the guidance in the ASU, adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

ASU 2016-02: Leases (Topic 842)
This ASU contains revised guidance to lease accounting that will require lessees to recognize on the balance sheet a “right-of-use” asset and a lease liability for virtually all lease arrangements, including those embedded in other contracts. Lessor accounting will remain substantially unchanged from the current model but has been updated to align with certain changes made to the lessee model.

On January 1, 2019, the Company adopted the new leases standard using the simplified modified retrospective transition method, as of the adoption date. Prior comparable periods will not be adjusted or presented under this method. We applied several practical expedients offered by ACS 842 upon adoption of this standard. These included continuing to account for existing leases based on judgment made under legacy U.S. GAAP as it relates to determining classification of leases, unamortized initial direct costs and whether contracts are leases or contain leases. We also used the practical expedient to use hindsight in determining lease terms (using knowledge and expectations as of the standard’s adoption date instead of the previous assumptions under legacy U.S. GAAP) and evaluated impairment of our right-of-use (“RoU”) assets in the transition period (using most up-to-date information.) Adoption of this standard resulted in the recognition, as of January 1, 2019, of additional RoU operating lease assets of $799 million reported in Other assets and operating lease liabilities of $1,024 million reported in Other liabilities in accompanying consolidated balance sheets. The operating RoU assets recognized as of January 1, 2019 are net of deferred rent of $105 million and liabilities associated with previously recognized impairments of $120 million. See Note 8 for additional information.

Future Adoption of New Accounting Pronouncements

Description	Effective Date and Method of Adoption	Effect on the Financial Statement or Other Significant Matters
ASU 2018-17: Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities
This ASU provides guidance requiring that indirect interests held through related parties in common control arrangements be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests.

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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Description	Effective Date and Method of Adoption	Effect on the Financial Statement or Other Significant Matters
ASU 2018-13: Fair Value Measurement (Topic 820)
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

ASU 2018-12: Financial Services—Insurance (Topic 944)
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

Effective for fiscal years beginning after December 31, 2020. Early adoption is permitted.

For the liability for future policyholder benefits for traditional and limited payment contracts, companies can elect one of two adoption methods. Companies can either elect a modified retrospective transition method applied to contracts in force as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI or a full retrospective transition method using actual historical experience information as of contract inception.  The same adoption method must be used for deferred policy acquisition costs.

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

Amortization of deferred policy acquisition costs. The ASU simplifies the amortization of deferred policy acquisition costs and other balances amortized in proportion to premiums, gross profits, or gross margins, requiring such balances to be amortized on a constant level basis over the expected term of the contracts.  Deferred costs will be required to be written off for unexpected contract terminations but will not be subject to impairment testing.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Description	Effective Date and Method of Adoption	Effect on the Financial Statement or Other Significant Matters
ASU 2018-12: Financial Services—Insurance (Topic 944), Continued
Expanded footnote disclosures. The ASU requires additional disclosures including disaggregated rollforwards of beginning to ending balances of the liability for future policy benefits, policyholder account balances, MRBs, Separate Accounts liabilities and deferred policy acquisition costs. Companies will also be required to disclose information about significant inputs, judgements, assumptions and methods used in measurement.

For deferred policy acquisition costs, companies can elect one of two adoption methods. Companies can either elect a modified retrospective transition method applied to contracts in force as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI or a full retrospective transition method using actual historical experience information as of contract inception. The same adoption method must be used for the liability for future policyholder benefits for traditional and limited payment contracts.

ASU 2016-13: Financial Instruments—Credit Losses (Topic 326)
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
Accounting and Consolidation of Variable Interest Entities (“VIEs”)
At March 31, 2019, the Company held approximately $1.2 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including hedge funds, private equity funds and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheets as Other equity investments and to apply the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $168.6 billion at March 31, 2019. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $1.2 billion and approximately $945 million of unfunded commitments at March 31, 2019. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
At March 31, 2019, the Company consolidated one real estate joint venture for which it was identified as primary beneficiary under the VIE model. The consolidated entity is jointly owned by AXA Equitable Life Insurance Company (“AXA Equitable Life”) and AXA France and holds an investment in a real estate venture. Included in the Company’s consolidated balance sheet at March 31, 2019 related to this VIE is $35 million of Real estate held for production of income. In addition, Real estate held for production of income reflects $16 million as related to two non-consolidated joint ventures at March 31, 2019.
Included in the Company’s consolidated balance sheet at March 31, 2019 are assets of $249 million, liabilities of $14 million and redeemable noncontrolling interest of $116 million associated with the consolidation of AB-sponsored investment funds under the VIE model. Also included in the Company’s consolidated balance sheet at March 31, 2019 are assets of $170 million, liabilities of $16 million and redeemable noncontrolling interest of $40 million from consolidation of AB-sponsored investment funds under the Voting Interest Entity (“VOE”) model. Of the assets of these consolidated funds, $168 million are presented within Other invested assets and $2 million are presented in Cash

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and cash equivalents and $16 million liabilities of these consolidated funds are presented with Other liabilities in the Company’s consolidated balance sheet at March 31, 2019. Ownership interests not held by the Company relating to consolidated VIEs and VOEs are presented either as redeemable or non-redeemable noncontrolling interest, as appropriate. The Company is not required to provide financial support to these company-sponsored investment funds, and only the assets of such funds are available to settle each fund’s own liabilities.
As of March 31, 2019, the net assets of investment products sponsored by AB that are non-consolidated VIEs are approximately $53.5 billion, and the Company’s maximum exposure to loss from its direct involvement with these VIEs is its investment of $6 million at March 31, 2019. The Company has no further commitments to or economic interest in these VIEs.
Assumption Updates and Model Changes
In 2018, the Company began conducting its annual review of the Company’s assumptions and models during the third quarter, consistent with industry practice. The annual review encompasses assumptions underlying the valuation of unearned revenue liabilities, embedded derivatives for the Company’s insurance business, liabilities for future policyholder benefits, deferred policy acquisition cost (“DAC”) and deferred sales inducement (“DSI”) assets. Accordingly, there were no material assumption changes in the first quarters of 2019 or 2018.
Reclassification of DAC Capitalization
During the fourth quarter of 2018, the Company changed the presentation of the capitalization of DAC in the consolidated statements of income for all prior periods presented herein by netting the capitalized amounts within the applicable expense line items, such as Compensation and benefits, Commissions and distribution-related payments and Other operating costs and expenses. Previously, the Company had netted the capitalized amounts within the Amortization of DAC. There was no impact on Net income (loss) or Comprehensive income (loss) from this reclassification.
The reclassification adjustments for the three months ended March 31, 2018 are presented in the table below. Capitalization of DAC reclassified to Compensation and benefits, Commissions and distribution-related payments, and Other operating costs and expenses reduced the amounts previously reported in those expense line items, while the capitalization of DAC reclassified from the Amortization of deferred policy acquisition costs line item increases that expense line item.

	Three Months Ended March 31, 2018
	Individual Retirement	Group Retirement	Protection Solutions	Consolidated
	(in millions)
Reductions to expense line items:
Compensation and benefits	$19	$7	$15	$41
Commissions and distribution-related payments	72	14	34	120
Other operating costs and expenses	—	—	1	1
Total reductions	$91	$21	$50	$162

Increase to expense line item:
Amortization of deferred policy acquisition costs	$91	$21	$50	$162
Revenue Recognition
The table below presents the revenues recognized during the three months ended March 31, 2019 and 2018, disaggregated by category:

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(in millions)
Investment management, advisory and service fees:
Base fees	$705	$724
Performance-based fees	4	6
Research services	90	114
Distribution services	172	180
Shareholder services	18	20
Other	4	6
Total investment management and service fees	$993	$1,050

Other income	$120	$112
Revision of Prior Period Financial Statements
During the third quarter of 2018, the Company revised its financial statements to reflect the correction of errors identified by the Company in its previously issued financial statements. The impact of these errors was not considered to be material. However, in order to improve the consistency and comparability of the financial statements, management revised the Company’s consolidated financial statements as of and for the three and six months ended March 31, 2018 and June 30, 2018, respectively.
In addition, during the fourth quarter of 2018, the Company identified certain cash flows that were incorrectly classified in the Company’s consolidated statements of cash flows. The Company has determined that these misclassifications were not material to the financial statements of any period.
The impact of the misclassifications detailed in the revision tables included in Note 16 on the consolidated statement of cash flows for the three months ended March 31, 2018 were corrected in the comparative consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 contained elsewhere in the financial statements. The misclassifications for the six and nine months ended June 30, 2018 and September 30, 2018 will be corrected in the Company’s comparative consolidated statements of cash flows to be included in the Form 10-Q filings as of and for the three and six months ended June 30, 2019 and as of and for the three and nine months ended September 30, 2019, respectively. See Note 16 for further information.
3)    INVESTMENTS
Fixed Maturities
The following tables provide information relating to fixed maturities classified as available-for-sale (“AFS”).
Available-for-Sale Securities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (4)
	(in millions)
March 31, 2019:
Fixed Maturities:
Corporate (1)	$33,984	$936	$233	$34,687	$—
U.S. Treasury, government and agency	12,969	602	214	13,357	—
States and political subdivisions	414	56	—	470	—
Foreign governments	485	28	7	506	—
Residential mortgage-backed (2)	217	11	—	228	—
Asset-backed (3)	620	1	4	617	2
Redeemable preferred stock	428	16	4	440	—
Total at March 31, 2019	$49,117	$1,650	$462	$50,305	$2

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (4)
	(in millions)

December 31, 2018:
Fixed Maturities:
Corporate (1)	$30,572	$406	$800	$30,178	$—
U.S. Treasury, government and agency	14,004	295	470	13,829	—
States and political subdivisions	415	47	1	461	—
Foreign governments	524	19	13	530	—
Residential mortgage-backed (2)	225	10	1	234	—
Asset-backed (3)	612	1	12	601	2
Redeemable preferred stock	449	15	18	446	—
Total at December 31, 2018	$46,801	$793	$1,315	$46,279	$2
______________

(1)	Corporate fixed maturities include both public and private issues.

(2)	Includes publicly traded agency pass-through securities and collateralized obligations.

(3)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

(4)	Amounts represent OTTI losses in AOCI, which were not included in Net income (loss).
The contractual maturities of AFS fixed maturities at March 31, 2019 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Contractual Maturities of Available-for-Sale Fixed Maturities

	Amortized Cost	Fair Value
	(in millions)
March 31, 2019:
Due in one year or less	$2,234	$2,246
Due in years two through five	11,686	11,900
Due in years six through ten	17,060	17,505
Due after ten years	16,872	17,369
Subtotal	47,852	49,020
Residential mortgage-backed	217	228
Asset-backed	620	617
Redeemable preferred stock	428	440
Total at March 31, 2019	$49,117	$50,305
The following table shows proceeds from sales, gross gains (losses) from sales and OTTI for AFS fixed maturities during the three months ended March 31, 2019 and 2018:

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(in millions)
Proceeds from sales	$1,450	$3,880
Gross gains on sales	$8	$155
Gross losses on sales	$(18)	$(52)

Total OTTI	$—	$—
Non-credit losses recognized in OCI	—	—
Credit losses recognized in Net income (loss)	$—	$—

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts.
Fixed Maturities - Credit Loss Impairments

	Three Months Ended March 31,
	2019	2018
	(in millions)
Balances at January 1,	$(58)	$(18)
Previously recognized impairments on securities that matured, paid, prepaid or sold	32	—
Recognized impairments on securities impaired to fair value this period (1)	—	—
Impairments recognized this period on securities not previously impaired	—	—
Additional impairments this period on securities previously impaired	—	—
Increases due to passage of time on previously recorded credit losses	—	—
Accretion of previously recognized impairments due to increases in expected cash flows	—	—
Balances at March 31,	$(26)	$(18)
______________

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Net unrealized investment gains (losses) on fixed maturities classified as AFS are included in the consolidated balance sheets as a component of AOCI. The table below presents these amounts as of the dates indicated:
Net Unrealized Gains (Losses) on Fixed Maturities Classified as AFS

	March 31, 2019	December 31, 2018
	(in millions)
Fixed maturities available-for-sale:
With OTTI loss	$1	$—
All other	1,187	(522)
Net Unrealized Gains (Losses)	$1,188	$(522)

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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balances at January 1, 2019	$—	$—	$—	$—	$—
Net investment gains (losses) arising during the period	(11)	—	—	—	(11)
Reclassification adjustment:
Included in Net income (loss)	12	—	—	—	12
Excluded from Net income (loss) (1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	—	—	—	—
Deferred income taxes	—	—	—	—	—
Policyholders’ liabilities	—	—	—	—	—
Balances at March 31, 2019	$1	$—	$—	$—	$1

Balances at January 1, 2018	$2	$—	$(1)	$—	$1
Net investment gains (losses) arising during the period	—	—	—	—	—
Reclassification adjustment:
Included in Net income (loss)	(2)	—	—	—	(2)
Excluded from Net income (loss) (1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	—	—	—	—
Deferred income taxes	—	—	—	—	—
Policyholders’ liabilities	—	—	1	—	1
Balances at March 31, 2018	$—	$—	$—	$—	$—
______________

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in Net income (loss) for securities with no prior OTTI loss.
All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balances at January 1, 2019	$(522)	$100	$(73)	$104	$(391)
Net investment gains (losses) arising during the period	1,710	—	—	—	1,710
Reclassification adjustment:
Included in Net income (loss)	(1)	—	—	—	(1)
Excluded from Net income (loss) (1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(701)	—	—	(701)
Deferred income taxes	—	—	—	(230)	(230)
Policyholders’ liabilities	—	—	85	—	85

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balances at March 31, 2019	$1,187	$(601)	$12	$(126)	$472
Balances at January 1, 2018	$1,871	$(358)	$(238)	$(397)	$878
Net investment gains (losses) arising during the period	(1,546)	—	—	—	(1,546)
Reclassification adjustment:
Included in Net income (loss)	(109)	—	—	—	(109)
Excluded from Net income (loss) (1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	341	—	—	341
Deferred income taxes	—	—	—	253	253
Policyholders’ liabilities	—	—	110	—	110
Balances at March 31, 2018	$216	$(17)	$(128)	$(144)	$(73)
______________

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in Net income (loss) for securities with no prior OTTI losses.
The following tables disclose the fair values and gross unrealized losses of the 770 issues at March 31, 2019 and the 1,700 issues at December 31, 2018 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
March 31, 2019:
Fixed Maturities:
Corporate	$658	$6	$6,529	$227	$7,187	$233
U.S. Treasury, government and agency	—	—	3,392	214	3,392	214
Foreign governments	6	—	67	7	73	7
Asset-backed	344	2	112	2	456	4
Redeemable preferred stock	48	2	37	2	85	4
Total at March 31, 2019	$1,056	$10	$10,137	$452	$11,193	$462

December 31, 2018:
Fixed Maturities:
Corporate	$8,964	$313	$8,244	$487	$17,208	$800
U.S. Treasury, government and agency	1,077	53	4,306	417	5,383	470
States and political subdivisions	—	—	19	1	19	1
Foreign governments	109	3	76	10	185	13
Residential mortgage-backed	—	—	29	1	29	1
Asset-backed	563	11	13	1	576	12
Redeemable preferred stock	165	13	33	5	198	18
Total at December 31, 2018	$10,878	$393	$12,720	$922	$23,598	$1,315

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.7% of total investments. The largest exposures to a single issuer of corporate securities held at March 31, 2019 and December 31, 2018 were $237 million and $226 million, respectively, representing 1.6% and 1.5% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the National Association of Insurance Commissioners (“NAIC”) designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). At March 31, 2019 and December 31, 2018, respectively, approximately $1,288 million and $1,268 million, or 2.6% and 2.7%, of the $49,117 million and $46,801 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had net unrealized losses of $4 million and $31 million at March 31, 2019 and December 31, 2018, respectively.
At March 31, 2019 and December 31, 2018, respectively, the $452 million and $922 million of gross unrealized losses of twelve months or more were concentrated in corporate and U.S. Treasury, government and agency securities. In accordance with the policy described in Note 2, the Company concluded that an adjustment to income for OTTI for the three months ended March 31, 2019 or 2018 for these securities was not warranted. At March 31, 2019 and December 31, 2018, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
At March 31, 2019 and December 31, 2018, the fair value of the Company’s trading account securities was $13,127 million and $16,017 million, respectively. At March 31, 2019 and December 31, 2018, trading account securities included the General Account’s investment in Separate Accounts which had carrying values of $51 million and $49 million, respectively.
Net unrealized and realized gains (losses) on trading account equity securities are included in Net investment income (loss) in the Consolidated Statements of Income (Loss). The table below shows a breakdown of Net investment income (loss) from trading account securities during the three months ended March 31, 2019 and 2018:
Net Investment Income (Loss) from Trading Account Securities

	Three Months Ended March 31,
	2019	2018
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$318	$(121)
Net investment gains (losses) recognized on securities sold during the period	(24)	1
Net investment gains (losses) on trading securities arising during the period	294	(120)
Interest and dividend income from trading securities	92	76
Net investment income (loss) from trading securities	$386	$(44)
Mortgage Loans
The payment terms of mortgage loans may from time to time be restructured or modified.
At March 31, 2019 and December 31, 2018, the carrying values of problem commercial mortgage loans on real estate that had been classified as non-accrual loans were $0 and $19 million, respectively.
Valuation Allowances for Mortgage Loans:
The change in the valuation allowance for credit losses for commercial mortgage loans during the three months ended March 31, 2019 and 2018 are as follows:

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(in millions)
Allowance for credit losses:
Beginning balance, January 1,	$7	$8
Charge-offs	(7)	—
Recoveries	—	(1)
Provision	—	—
Ending balance, March 31,	$—	$7

March 31, Individually Evaluated for Impairment	$—	$7
There were no allowances for credit losses for agricultural mortgage loans for the three months ended March 31, 2019 and 2018.
The following tables provide information relating to the loan-to-value and debt service coverage ratios for commercial and agricultural mortgage loans at March 31, 2019 and December 31, 2018. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.
Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

	Debt Service Coverage Ratio (1)						Total Mortgage Loans
Loan-to-Value Ratio: (2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x
	(in millions)
March 31, 2019:
Commercial Mortgage Loans
0% - 50%	$781	$21	$215	$24	$—	$—	$1,041
50% - 70%	4,933	806	1,284	474	—	—	7,497
70% - 90%	266	—	117	334	132	—	849
90% plus	—	—	—	—	—	—	—
Total Commercial Mortgage Loans	$5,980	$827	$1,616	$832	$132	$—	$9,387

Agricultural Mortgage Loans
0% - 50%	$278	$130	$276	$563	$350	$49	$1,646
50% - 70%	119	70	248	357	237	34	1,065
70% - 90%	—	—	—	19	—	—	19
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$397	$200	$524	$939	$587	$83	$2,730

Total Mortgage Loans
0% - 50%	$1,059	$151	$491	$587	$350	$49	$2,687
50% - 70%	5,052	876	1,532	831	237	34	8,562
70% - 90%	266	—	117	353	132	—	868
90% plus	—	—	—	—	—	—	—
Total Mortgage Loans	$6,377	$1,027	$2,140	$1,771	$719	$83	$12,117

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Debt Service Coverage Ratio (1)						Total Mortgage Loans
Loan-to-Value Ratio: (2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x
	(in millions)
December 31, 2018:
Commercial Mortgage Loans
0% - 50%	$797	$21	$247	$24	$—	$—	$1,089
50% - 70%	4,908	656	1,146	325	151	—	7,186
70% - 90%	260	—	117	370	98	—	845
90% plus	—	—	—	27	—	—	27
Total Commercial Mortgage Loans	$5,965	$677	$1,510	$746	$249	$—	$9,147

Agricultural Mortgage Loans
0% - 50%	$282	$147	$267	$543	$321	$51	$1,611
50% - 70%	112	46	246	379	224	31	1,038
70% - 90%	—	—	—	19	27	—	46
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$394	$193	$513	$941	$572	$82	$2,695

Total Mortgage Loans
0% - 50%	$1,079	$168	$514	$567	$321	$51	$2,700
50% - 70%	5,020	702	1,392	704	375	31	8,224
70% - 90%	260	—	117	389	125	—	891
90% plus	—	—	—	27	—	—	27
Total Mortgage Loans	$6,359	$870	$2,023	$1,687	$821	$82	$11,842
______________

(1)	The debt service coverage ratio is calculated using the most recently reported operating income results from property operations divided by annual debt service.

(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.
The following table provides information relating to the aging analysis of past due mortgage loans at March 31, 2019 and December 31, 2018.
Age Analysis of Past Due Mortgage Loans

	30-59 Days	60-89 Days	90 Days or More	Total	Current	Total Financing Receivables	Recorded Investment 90 Days or More and Accruing
				(in millions)
March 31, 2019
Commercial	$—	$—	$—	$—	$9,387	$9,387	$—
Agricultural	9	26	55	90	2,640	2,730	54
Total Mortgage Loans	$9	$26	$55	$90	$12,027	$12,117	$54

December 31, 2018
Commercial	$—	$—	$27	$27	$9,120	$9,147	$—
Agricultural	18	8	42	68	2,627	2,695	40
Total Mortgage Loans	$18	$8	$69	$95	$11,747	$11,842	$40
The following table provides information relating to impaired mortgage loans at March 31, 2019 and December 31, 2018.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Impaired Mortgage Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment (1)	Interest Income Recognized
	(in millions)
March 31, 2019:
With no related allowance recorded:
Agricultural mortgage loans	$2	$2	$—	$2	$—
Total	$2	$2	$—	$2	$—
With related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$13	$—
Total	$—	$—	$—	$13	$—

December 31, 2018:
With no related allowance recorded:
Agricultural mortgage loans	$2	$2	$—	$—	$—
Total	$2	$2	$—	$—	$—
With related allowance recorded:
Commercial mortgage loans - other	$27	$31	$(7)	$27	$—
Total	$27	$31	$(7)	$27	$—
______________

(1)	Represents a two-quarter and five-quarter average of recorded amortized cost at March 31, 2019 and December 31, 2018, respectively.
4)    DERIVATIVES
The Company uses derivatives as part of its overall asset/liability risk management primarily to reduce exposures to equity market and interest rate risks. Derivative hedging strategies are designed to reduce these risks from an economic perspective and are all executed within the framework of a “Derivative Use Plan” approved by applicable states’ insurance law. Derivatives are generally not accounted for using hedge accounting, with the exception of Treasury Inflation-Protected Securities (“TIPS”), which is discussed further below. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, fund performance, market volatility and interest rates. A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, bond and bond-index total return swaps, swaptions, variance swaps and equity options, credit and foreign exchange derivatives, as well as bond and repo transactions to support the hedging. The derivative contracts are collectively managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in capital markets. In addition, as part of its hedging strategy, the Company targets an asset level for all variable annuity products at or above a CTE98 level under most economic scenarios (CTE is a statistical measure of tail risk which quantifies the total asset requirement to sustain a loss if an event outside a given probability level has occurred. CTE98 denotes the financial resources a company would need to cover the average of the worst 2% of scenarios.)
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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
In order to support the returns associated with these features, the Company enters into derivative contracts whose payouts, in combination with fixed income investments, emulate those of the index, ETF or commodity price, subject to caps and buffers, thereby substantially reducing any exposure to market-related earnings volatility.
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
The Company manages its credit exposure taking into consideration both cash and derivatives-based positions and selects the reference entities in its replicated credit exposures in a manner consistent with its selection of fixed maturities. In addition, the Company generally transacts the sale of CDSs in single name reference entities of investment grade credit quality and with counterparties subject to collateral posting requirements. If there is an event of default by the reference entity or other such credit event as defined under the terms of the swap contract, the Company is obligated to perform under the credit derivative and, at the counterparty’s option, either pay the referenced amount of the contract less an auction-determined recovery amount or pay the referenced amount of the contract and receive in return the defaulted or similar security of the reference entity for recovery by sale at the contract settlement auction.
To date, there have been no events of default or circumstances indicative of a deterioration in the credit quality of the named referenced entities to require or suggest that the Company will have to perform under these CDSs. The maximum potential amount of future payments the Company could be required to make under these credit derivatives is limited to the par value of the referenced securities which is the U.S. dollar or euro-equivalent of the derivative’s notional amount. The Standard North American CDS Contract (“SNAC”) or Standard European Corporate Contract (“STEC”) under which the Company executes these CDS sales transactions does not contain recourse provisions for recovery of amounts paid under the credit derivative.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
In 2016, the Company implemented a program to mitigate its duration gap using total return swaps for which the reference U.S. Treasury securities are sold to the swap counterparty under arrangements economically similar to repurchase agreements. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, the Company derecognizes these securities with consequent gain or loss from the sale. Under this program, the Company derecognized approximately $3,905 million of U.S. Treasury securities for which the Company received proceeds of approximately $3,905 million at inception of the total return swap contract. Under the terms of these swaps, the Company retains ongoing exposure to the total returns of the underlying U.S. Treasury securities in exchange for a financing cost. At March 31, 2019, the aggregate fair value of U.S. Treasury securities derecognized under this program was approximately $3,788 million. Reported in Other invested assets in the Company’s balance sheet at March 31, 2019 is approximately $87 million, representing the fair value of the total return swap contracts.
The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments.
Derivative Instruments by Category

	At March 31, 2019			Gains (Losses) Reported in Net Income (Loss) Three Months Ended March 31, 2019
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(in millions)
Freestanding Derivatives (1) (2):
Equity contracts:
Futures	$7,514	$—	$2	$(762)
Swaps	8,158	6	371	(985)
Options	37,544	3,494	1,311	1,111
Interest rate contracts:
Swaps	28,253	912	211	648
Futures	16,758	—	—	56
Credit contracts:
Credit default swaps	1,338	23	3	7
Other freestanding contracts:
Foreign currency contracts	1,853	31	8	10
Margin	—	38	—	—
Collateral	—	9	2,575	—

Embedded Derivatives (2):
GMIB reinsurance contracts	—	1,740	—	18
GMxB derivative features liability (3)	—	—	6,126	(408)
SCS, SIO, MSO and IUL indexed features (4)	—	—	2,067	(1,325)
Total	$101,418	$6,253	$12,674	$(1,630)
______________

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).

(3)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(4)	SCS, SIO, MSO and IUL indexed features are reported in Policyholders’ account balances in the consolidated balance sheets.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	At December 31, 2018			Gains (Losses) Reported in Net Income (Loss) Three Months Ended March 31, 2018
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(in millions)
Freestanding Derivatives (1) (2):
Equity contracts:
Futures	$11,143	$2	$3	$(23)
Swaps	7,796	143	168	114
Options	21,821	2,133	1,164	(18)
Interest rate contracts:
Swaps	27,116	634	196	(671)
Futures	11,792	—	—	40
Credit contracts:
Credit default swaps	1,376	20	3	—
Other freestanding contracts:
Foreign currency contracts	2,184	35	22	(51)
Margin	—	18	5	—
Collateral	—	8	1,581	—

Embedded Derivatives:
GMIB reinsurance contracts (2)	—	1,732	—	(159)
GMxB derivative features liability (2) (3)	—	—	5,614	505
SCS, SIO, MSO and IUL indexed features (2) (4)	—	—	715	27
Net derivative gains (loss)				(236)
Cross currency swaps (5) (6)	—	—	—	9
Total	$83,228	$4,725	$9,471	$(227)
______________

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).

(3)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(4)	SCS, SIO, MSO and IUL indexed features are reported in Policyholders’ account balances in the consolidated balance sheets.

(5)	Reported in Other assets or Other liabilities in the consolidated balance sheets.

(6)	Reported in Other income in the consolidated statements of income (loss).
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts at March 31, 2019 are exchange-traded and net settled daily in cash. At March 31, 2019, the Company had open exchange-traded futures positions on: (i) the S&P 500, Russell 2000, and Emerging Market indices, having initial margin requirements of $295 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $35 million and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200, and European, Australasia, and Far East (“EAFE”) indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $25 million.
Collateral Arrangements
The Company generally has executed a Credit Support Annex (“CSA”) under the International Swaps and Derivatives Association Master Agreement (“ISDA Master Agreement”) it maintains with each of its over-the-counter (“OTC”) derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. At March 31, 2019 and December 31, 2018,

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

respectively, the Company held $2,575 million and $1,581 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in Other invested assets. The Company posted collateral of $9 million and $8 million at March 31, 2019 and December 31, 2018, respectively, in the normal operation of its collateral arrangements.
Securities Repurchase and Reverse Repurchase Transactions
Securities repurchase and reverse repurchase transactions are conducted by the Company under a standardized securities industry master agreement, amended to suit the requirements of each respective counterparty. The Company’s securities repurchase and reverse repurchase agreements are accounted for as secured borrowing or lending arrangements, respectively, and are reported in the consolidated balance sheets on a gross basis. At March 31, 2019 and December 31, 2018, the balance outstanding under securities repurchase transactions was $0 and $573 million, respectively. The Company utilized these repurchase and reverse repurchase agreements for asset liability and cash management purposes. For other instruments used for asset and liability management purposes, see Note 13.
The following table presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments at March 31, 2019.
Offsetting of Financial Assets and Liabilities and Derivative Instruments
At March 31, 2019

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets
	(in millions)
Assets (1)
Total derivatives	$4,514	$4,434	$80
Other financial instruments	2,164	—	2,164
Other invested assets	$6,678	$4,434	$2,244

Liabilities (2)
Total derivatives	$4,434	$4,387	$47
Other financial liabilities	3,734	—	3,734
Other liabilities	$8,168	$4,387	$3,781
______________

(1)	Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.

(2)	Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.
The following table presents information about the Company’s gross collateral amounts that are not offset in the consolidated balance sheets at March 31, 2019.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Collateral Amounts Not Offset in the Consolidated Balance Sheets
At March 31, 2019

	Net Amount Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amount
	(in millions)
Assets (1)
Total derivatives	$2,561	$367	$2,114	$80
Other financial instruments	2,164	—	—	2,164
Other invested assets	$4,725	$367	$2,114	$2,244

Liabilities (2)
Total derivatives	$47	$—	$—	$47
Other financial liabilities	3,734	—	—	3,734
Other liabilities	$3,781	$—	$—	$3,781
______________

(1)	Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.

(2)	Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.
The Company had no securities sold under agreements to repurchase at March 31, 2019.
The following table presents information about the Company’s offsetting financial assets and liabilities and derivative instruments at December 31, 2018.
Offsetting of Financial Assets and Liabilities and Derivative Instruments
At December 31, 2018

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets
	(in millions)
Assets (1)
Total derivatives	$2,993	$2,945	$48
Other financial instruments	1,989	—	1,989
Other invested assets	$4,982	$2,945	$2,037

Liabilities (2)
Total derivatives	$3,142	$2,945	$197
Other financial liabilities	3,163	—	3,163
Other liabilities	$6,305	$2,945	$3,360

Securities sold under agreement to repurchase (3)	$571	$—	$571
______________

(1)	Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.

(2)	Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.

(3)	Excludes expense of $2 million in Securities sold under agreement to repurchase on the consolidated balance sheets.
The following table presents information about the Company’s gross collateral amounts that are not offset in the consolidated balance sheets at December 31, 2018.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Collateral Amounts Not Offset in the Consolidated Balance Sheets
At December 31, 2018

	Net Amount Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amount
	(in millions)
Assets (1)
Total derivatives	$1,411	$—	$(1,363)	$48
Other financial instruments	1,989	—	—	1,989
Other invested assets	$3,400	$—	$(1,363)	$2,037

Liabilities (2)
Total derivatives	$197	$—	$—	$197
Other financial liabilities	3,163	—	—	3,163
Other liabilities	$3,360	$—	$—	$3,360

Securities sold under agreement to repurchase (3) (4) (5)	$571	$(588)	$—	$(17)
______________

(1)	Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.

(2)	Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.

(3)	Excludes expense of $2 million in Securities sold under agreement to repurchase.

(4)	U.S. Treasury and agency securities are in Fixed maturities available-for-sale on the consolidated balance sheets.

(5)	Cash is included in Cash and cash equivalents on consolidated balance sheets.
The following table presents information about repurchase agreements accounted for as secured borrowings in the consolidated balance sheets at December 31, 2018.
Repurchase Agreement Accounted for as Secured Borrowings
At December 31, 2018

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30–90 days	Greater Than 90 days	Total
	(in millions)
Securities sold under agreement to repurchase (1)
U.S. Treasury and agency securities	$—	$571	$—	$—	$571
Total	$—	$571	$—	$—	$571
______________

(1)	Excludes expense of $2 million in Securities sold under agreement to repurchase on the consolidated balance sheets.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5)    CLOSED BLOCK
Summarized financial information for the Company’s Closed Block is as follows:

	March 31, 2019	December 31, 2018
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$6,670	$6,709
Other liabilities	70	47
Total Closed Block liabilities	6,740	6,756

Assets Designated to the Closed Block:
Fixed maturities, available-for-sale, at fair value (amortized cost of $3,606 and $3,680)	3,697	3,672
Mortgage loans on real estate, net of valuation allowance of $0 and $0	1,822	1,824
Policy loans	727	736
Cash and other invested assets	142	76
Other assets	171	179
Total assets designated to the Closed Block	6,559	6,487

Excess of Closed Block liabilities over assets designated to the Closed Block	181	269
Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of policyholders' dividend obligation of $0 and $0	105	8
Maximum future earnings to be recognized from Closed Block assets and liabilities	$286	$277
The Company’s Closed Block revenues and expenses are as follows:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Revenues:
Premiums and other income	$48	$51
Net investment income (loss)	67	73
Investment gains (losses), net	(1)	1
Total revenues	114	125

Benefits and Other Deductions:
Policyholders’ benefits and dividends	121	126
Other operating costs and expenses	1	1
Total benefits and other deductions	122	127
Net income (loss) before income taxes	(8)	(2)
Income tax (expense) benefit	(1)	—
Net income (loss)	$(9)	$(2)

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of the Company’s policyholder dividend obligation follows:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Balances, beginning of year	$—	$19
Unrealized investment gains (losses), net of DAC	—	(19)
Balances, end of period	$—	$—
6)    INSURANCE LIABILITIES
Variable Annuity Contracts – GMDB, GMIB, GIB and GWBL and Other Features
The Company has certain variable annuity contracts with GMDB, GMIB, GIB and GWBL and other features in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

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
Liabilities for Variable Annuity Contracts with GMDB and GMIB Features without No-Lapse Guarantee Rider (“NLG”) Feature
The change in the liabilities for variable annuity contracts with GMDB and GMIB features and no NLG feature are summarized in the tables below. The amounts for the direct contracts (before reinsurance ceded) and assumed contracts are reflected in the consolidated balance sheets in Future policy benefits and other policyholders’ liabilities. The amounts for the ceded contracts are reflected in the consolidated balance sheets in Amounts due from reinsurers.
Change in Liability for Variable Annuity Contracts with GMDB and GMIB Features and No NLG Feature
For the Three Months Ended March 31, 2019 and 2018

	GMDB			GMIB
	Direct	Assumed	Ceded	Direct	Assumed	Ceded
	(in millions)
Balance at January 1, 2019	$4,659	$82	$(113)	$3,743	$184	$(1,732)
Paid guarantee benefits	(118)	(6)	4	(56)	(1)	21
Other changes in reserve	129	1	—	55	(1)	(29)
Balance at March 31, 2019	$4,670	$77	$(109)	$3,742	$182	$(1,740)

Balance at January 1, 2018	$4,059	$95	$(108)	$4,752	$195	$(1,894)
Paid guarantee benefits	(101)	(6)	4	(33)	(21)	11
Other changes in reserve	123	(7)	(2)	(87)	(1)	148
Balance at March 31, 2018	$4,081	$82	$(106)	$4,632	$173	$(1,735)

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Account Values and Net Amount at Risk
Account Values and Net Amount at Risk (“NAR”) for direct and assumed variable annuity contracts in-force with GMDB and GMIB features as of March 31, 2019 are presented in the following tables by guarantee type. For contracts with the GMDB feature, the NAR in the event of death is the amount by which the GMDB feature exceeds the related Account Values. For contracts with the GMIB feature, the NAR in the event of annuitization is the amount by which the present value of the GMIB benefits exceed the related Account Values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB features may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive.
Direct Variable Annuity Contracts with GMDB and GMIB Features
At March 31, 2019

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rate)
Variable annuity contracts with GMDB features
Account Values invested in:
General Account	$14,178	$98	$60	$181	$14,517
Separate Accounts	45,599	9,001	3,134	32,609	90,343
Total Account Values	$59,777	$9,099	$3,194	$32,790	$104,860

Net amount at risk, gross	$143	$143	$2,025	$18,389	$20,700
Net amount at risk, net of amounts reinsured	$143	$138	$1,414	$18,389	$20,084

Average attained age of policyholders (in years)	51.4	67.1	73.8	69.2	55.3
Percentage of policyholders over age 70	10.2%	43.5%	66.1%	50.7%	19.0%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

Variable annuity contracts with GMIB features
Account Values invested in:
General Account	$—	$—	$19	$245	$264
Separate Accounts	—	—	21,923	35,745	57,668
Total Account Values	$—	$—	$21,942	$35,990	$57,932

Net amount at risk, gross	$—	$—	$898	$8,287	$9,185
Net amount at risk, net of amounts reinsured	$—	$—	$281	$7,515	$7,796

Average attained age of policyholders (in years)	N/A	N/A	69.0	69.0	69.0
Weighted average years remaining until annuitization	N/A	N/A	1.7	0.5	0.5
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Assumed Variable Annuity Contracts with GMDB and GMIB Features
At March 31, 2019

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rates)
Variable annuity contracts with GMDB features
Reinsured account values	$932	$5,327	$271	$1,700	$8,230
Net amount at risk assumed	$6	$286	$20	$273	$585

Average attained age of policyholders (in years)	67	72	77	75	73
Percentage of policyholders over age 70	43.9%	62.6%	78.9%	75.5%	63.7%
Range of contractually specified interest rates (1)	N/A	N/A	3%-10%	5%-10%	3%-10%

Variable annuity contracts with GMIB features
Reinsured account values	$898	$45	$244	$1,205	$2,392
Net amount at risk assumed	$1	$—	$36	$267	$304

Average attained age of policyholders (in years)	71	74	72	69	70
Percentage of policyholders over age 70	63.1%	64.1%	59.3%	50.7%	56.5%
Range of contractually specified interest rates	N/A	N/A	3.3%-6.5%	6%-6%	3.3%-6.5%
______________

(1)	In general, for policies with the highest contractual interest rate shown (10%), the rate applied only for the first 10 years after issue, which has now elapsed.
For more information about the reinsurance programs of the Company’s GMDB and GMIB exposure, see “Reinsurance Agreements” in Note 10 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2018.
Separate Accounts Investments by Investment Category Underlying Variable Annuity Contracts with GMDB and GMIB Features
The total account values of variable annuity contracts with GMDB and GMIB features include amounts allocated to the guaranteed interest option, which is part of the General Account and variable investment options that invest through Separate Accounts in variable insurance trusts. The following table presents the aggregate fair value of assets, by major investment category, held by Separate Accounts that support variable annuity contracts with GMDB and GMIB features. The investment performance of the assets impacts the related account values and, consequently, the NAR associated with the GMDB and GMIB benefits and guarantees. Because the Company’s variable annuity contracts offer both GMDB and GMIB features, GMDB and GMIB amounts are not mutually exclusive.
Investment in Variable Insurance Trust Mutual Funds

	As of March 31, 2019		As of December 31, 2018
	GMDB	GMIB	GMDB	GMIB
	(in millions)
Equity	$39,856	$17,692	$35,541	$15,759
Fixed income	5,206	2,825	5,173	2,812
Balanced	44,433	36,855	41,588	33,974
Other	848	296	852	290
Total	$90,343	$57,668	$83,154	$52,835

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Hedging Programs for GMDB, GMIB, GIB and Other Features
The Company has a program intended to hedge certain risks associated first with the GMDB feature and with the GMIB feature of the Accumulator series of variable annuity products. The program has also been extended to cover other guaranteed benefits as they have been made available. This program utilizes derivative contracts, such as exchange-traded equity, currency and interest rate futures contracts, total return and/or equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the capital markets. At the present time, this program hedges certain economic risks on products sold from 2001 forward, to the extent such risks are not externally reinsured.
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
The change in the NLG feature reflected in the General Account in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets, is summarized in the table below.

	Direct Liability (1)
	2019	2018
	(in millions)
Balance at January 1,	$812	$709
Paid guaranteed benefits	(7)	(8)
Other changes in reserves	20	3
Balance at March 31,	$825	$704
______________

(1)	There were no amounts of reinsurance ceded in any period presented.

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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Assets and liabilities measured at fair value on a recurring basis are summarized below. At March 31, 2019 and December 31, 2018, no assets were required to be measured at fair value on a non-recurring basis. Fair value measurements are required on a non-recurring basis for certain assets, including goodwill and mortgage loans on real estate, only when an OTTI or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy. The Company recognizes transfers between valuation levels at the beginning of the reporting period.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value Measurements at March 31, 2019

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments
Fixed maturities, available-for-sale:
Corporate (1)	$—	$33,507	$1,180	$34,687
U.S. Treasury, government and agency	—	13,357	—	13,357
States and political subdivisions	—	430	40	470
Foreign governments	—	506	—	506
Residential mortgage-backed (2)	—	228	—	228
Asset-backed (3)	—	83	534	617
Redeemable preferred stock	159	281	—	440
Total fixed maturities, available-for-sale	159	48,392	1,754	50,305
Other equity investments	12	—	74	86
Trading securities	484	12,608	35	13,127
Other invested assets:
Short-term investments	—	258	—	258
Assets of consolidated VIEs/VOEs	112	270	28	410
Swaps	—	359	—	359
Credit default swaps	—	20	—	20
Futures	(1)	—	—	(1)
Options	—	2,183	—	2,183
Total other invested assets	111	3,090	28	3,229
Cash equivalents	4,021	—	—	4,021
Segregated securities	—	1,262	—	1,262
GMIB reinsurance contract asset	—	—	1,740	1,740
Separate Accounts assets	116,829	2,764	383	119,976
Total Assets	$121,616	$68,116	$4,014	$193,746

Liabilities
GMxB derivative features’ liability	$—	$—	$6,126	$6,126
SCS, SIO, MSO and IUL indexed features’ liability	—	2,067	—	2,067
Liabilities of consolidated VIEs/VOEs	—	6	—	6
Contingent payment arrangements	—	—	7	7
Total Liabilities	$—	$2,073	$6,133	$8,206
______________

(1)	Corporate fixed maturities includes both public and private issues.

(2)	Includes publicly traded agency pass-through securities and collateralized obligations.

(3)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value Measurements at December 31, 2018

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments
Fixed maturities, available-for-sale:
Corporate (1)	$—	$28,992	$1,186	$30,178
U.S. Treasury, government and agency	—	13,829	—	13,829
States and political subdivisions	—	422	39	461
Foreign governments	—	530	—	530
Residential mortgage-backed (2)	—	234	—	234
Asset-backed (3)	—	82	519	601
Redeemable preferred stock	167	279	—	446
Total fixed maturities, available-for-sale	167	44,368	1,744	46,279
Other equity investments	11	—	74	85
Trading securities	446	15,507	64	16,017
Other invested assets:
Short-term investments	—	515	—	515
Assets of consolidated VIEs/VOEs	92	259	27	378
Swaps	—	426	—	426
Credit default swaps	—	17	—	17
Futures	(1)	—	—	(1)
Options	—	968	—	968
Total other invested assets	91	2,185	27	2,303
Cash equivalents	3,482	—	—	3,482
Segregated securities	—	1,170	—	1,170
GMIB reinsurance contracts asset	—	—	1,732	1,732
Separate Accounts assets	106,994	2,747	374	110,115
Total Assets	$111,191	$65,977	$4,015	$181,183

Liabilities
GMxB derivative features’ liability	$—	$—	$5,614	$5,614
SCS, SIO, MSO and IUL indexed features’ liability	—	715	—	715
Liabilities of consolidated VIEs/VOEs	—	7	—	7
Contingent payment arrangements	—	—	7	7
Total Liabilities	$—	$722	$5,621	$6,343
______________

(1)	Corporate fixed maturities includes both public and private issues.

(2)	Includes publicly traded agency pass-through securities and collateralized obligations.

(3)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
The net fair value of the Company’s freestanding derivative positions as disclosed in Note 4 are generally based on prices obtained either from independent valuation service providers or derived by applying market inputs from recognized vendors into industry standard pricing models. The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2. The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves, including overnight index swap (“OIS”) curves, and volatility factors, which then are applied to value the positions. The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the derivative instrument in a manner agreed as more consistent with current market observations, the position remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.
Investments classified as Level 1 primarily include redeemable preferred stock, trading securities, cash equivalents and Separate Accounts assets. Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts. Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.
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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
The valuations of the GMIB reinsurance contract asset and GMxB derivative features liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Accounts funds. The credit risks of the counterparty and of the Company are considered in determining the fair values of its GMIB reinsurance contract asset and GMxB derivative features liability positions, respectively, after taking into account the effects of collateral arrangements. Incremental adjustment to the swap curve for non-performance risk is made to the fair values of the GMIB reinsurance contract asset and liabilities and GMIBNLG feature to reflect the claims-paying ratings of counterparties and the Company. Equity and fixed income volatilities were modeled to reflect current market volatilities. Due to the unique, long duration of the GMIBNLG feature, adjustments were made to the equity volatilities to remove the illiquidity bias associated with the longer tenors and risk margins were applied to the non-capital markets inputs to the GMIBNLG valuations.
After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $84 million and $112 million at March 31, 2019 and December 31, 2018, respectively, to recognize incremental counterparty non-performance risk and reduced the fair value of its GMIB reinsurance contract liabilities by $31 million and $41 million at March 31, 2019 and December 31, 2018, respectively, to recognize its own incremental non-performance risk.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
During the three months ended March 31, 2019, AFS fixed maturities with fair values of $69 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $17 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.6% of total equity at March 31, 2019.
During the three months ended March 31, 2018, AFS fixed maturities with fair values of $16 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $67 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.5% of total equity at March 31, 2018.
The tables below present reconciliations for all Level 3 assets and liabilities for the three months ended March 31, 2019 and 2018.
Level 3 Instruments - Fair Value Measurements

	Corporate	State and Political Subdivisions	Asset-backed
	(in millions)
Balance, January 1, 2019	$1,186	$39	$519
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	1	—	—
Other comprehensive income (loss)	9	1	4
Purchases	70	—	11
Sales	(34)	—	—
Transfers into Level 3 (1)	17	—	—
Transfers out of Level 3 (1)	(69)	—	—
Balance, March 31, 2019	$1,180	$40	$534

Balance, January 1, 2018	$1,150	$40	$541
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	1	—	—
Other comprehensive income (loss)	(21)	(1)	—
Purchases	189	—	—
Sales	(117)	—	(1)
Transfers into Level 3 (1)	67	—	—
Transfers out of Level 3 (1)	(16)	—	—
Balance, March 31, 2018	$1,253	$39	$540

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

______________

(1)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeemable Preferred Stock	Other Equity Investments (2)	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability	Contingent Payment Arrangement
	(in millions)
Balance, January 1, 2019	$—	$165	$1,732	$374	$(5,614)	$(7)
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Investment gains (losses), net	—	—	—	7	—	—
Net derivative gains (losses), excluding non-performance risk	—	—	(11)	—	63	—
Non-performance risk (1)	—	—	29	—	(470)	—
Subtotal	—	—	18	7	(407)	—
Purchases (2)	—	2	11	4	(111)	—
Sales (3)	—	—	(21)	—	6	—
Settlements (4)	—	—	—	(1)	—	—
Activity related to consolidated VIEs/VOEs	—	(1)	—	—	—	—
Transfers out of Level 3 (5)	—	(29)	—	(1)	—	—
Balance, March 31, 2019	$—	$137	$1,740	$383	$(6,126)	$(7)

Balance, January 1, 2018	$1	$99	$1,894	$349	(4,451)	$(15)
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Investment gains (losses), net	—	—	—	7	—	—
Net derivative gains (losses), excluding non-performance risk	—	—	(155)	—	457	—
Non-performance risk (1)	—	—	(4)	—	48	—
Subtotal	—	—	(159)	7	505	—
Other comprehensive income (loss)	—	1	—	—	—	—
Purchases (2)	—	4	10	3	(96)	—
Sales (3)	(1)	—	(11)	(1)	5	—
Settlements (4)	—	—	—	(1)	—	1
Activity related to consolidated VIEs/VOEs	—	1	—	—	—	—
Transfers into Level 3 (5)	—	5	—	—	—	—
Balance, March 31, 2018	$—	$110	$1,734	$357	(4,037)	$(14)
______________

(1)	The Company’s non-performance risk is recorded through Net derivative gains (losses).

(2)	For the GMIB reinsurance contract asset and GMxB derivative features liability, represents attributed fee.

(3)	For the GMIB reinsurance contract asset, represents recoveries from reinsurers and for the GMxB derivative features liability, represents benefits paid.

(4)	For contingent payment arrangements, represents payments under the arrangement.

(5)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.
The table below details changes in unrealized gains (losses) for the three months ended March 31, 2019 and 2018 by category for Level 3 assets and liabilities still held at March 31, 2019 and 2018.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Level 3 Instruments

	Income (Loss)
	Investment Gains (Losses), Net	Net Derivative Gains (Losses)	OCI
	(in millions)
Held at March 31, 2019:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$9
State and political subdivisions	—	—	1
Asset-backed	—	—	4
Subtotal	—	—	14
GMIB reinsurance contracts	—	18	—
Separate Accounts assets (1)	7	—	—
GMxB derivative features liability	—	(408)	—
Total	$7	$(390)	$14

Held at March 31, 2018:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$(19)
Commercial mortgage-backed	—	—	(1)
Subtotal	—	—	(20)
GMIB reinsurance contracts	—	(159)	—
Separate Accounts assets (1)	7	—	—
GMxB derivative features liability	—	505	—
Total	$7	$346	$(20)
______________

(1)	There is an investment expense that offsets this investment gain (loss).
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities at March 31, 2019 and December 31, 2018.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Quantitative Information about Level 3 Fair Value Measurements at March 31, 2019

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$102	Matrix pricing model	Spread over benchmark	15 - 580 bps	115 bps
	891	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	3.9x - 25.5x 6.1% - 16.5% 1.6x - 18.0x	12.7x 10.6% 11.4x
Other equity investments	35	Discounted cash flow	Earnings multiple Discount factor Discount years	9.4x 10.0% 12
Separate Accounts assets	359	Third party appraisal	Capitalization rate Exit capitalization rate Discount rate	4.4% 5.5% 6.4%
	1	Discounted cash flow	Spread over U.S. Treasury curve Discount factor	248 bps 4.8%
GMIB reinsurance contract asset	1,740	Discounted cash flow	Lapse rates Withdrawal rates Utilization rates Non-performance risk Volatility rates - Equity Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	1% - 6.27% 0% - 8% 0% - 16% 52 - 129 bps 7% - 32% 0.01% - 0.18% 0.07% - 0.54% 0.42% - 42.0%
Liabilities:
GMIBNLG	5,847	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	149 bps 0.8% - 26.2% 0.0% - 12.144% 0.0% - 100.0% 0.01% - 0.19% 0.06% - 0.53% 0.41% - 41.2%
Assumed GMIB Reinsurance Contracts	182	Discounted cash flow	Lapse rates Withdrawal rates (Age 0 - 85) Withdrawal rates (Age 86+) Utilization rates Non-performance risk Volatility rates - Equity	1.1% - 11.2% 0.7% - 22.2% 1.3% - 100.0% 0.0% - 30.0% 0.75% to 1.99% 10.0% - 34.0%
GWBL/GMWB	137	Discounted cash flow	Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	0.5% - 5.7% 0.0% - 7.0% 100% after delay 7.0% - 32.0%
GIB	(44)	Discounted cash flow	Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	0.5% - 5.7% 0.0% - 8.0% 0.0% - 16.0% 7.0% - 32.0%
GMAB	4	Discounted cash flow	Lapse rates Volatility rates - Equity	0.5% - 11.0% 7.0% - 32.0%
______________

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
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$99	Matrix pricing model	Spread over benchmark	15 - 580 bps	109 bps
	881	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	4.1x - 37.8x 6.4% - 16.5% 1.8x - 18.0x	12.1x 10.7% 11.4x
Other equity investments	35	Discounted cash flow	Earnings multiple Discount factor Discount years	9.4x 10.0% 12
Separate Accounts assets	352	Third party appraisal	Capitalization rate Exit capitalization rate Discount rate	4.4% 5.6% 6.5%
	1	Discounted cash flow	Spread over U.S. Treasury curve Discount factor	248bps 5.1%
GMIB reinsurance contract asset	1,732	Discounted cash flow	Lapse rates Withdrawal rates Utilization rates Non-performance risk Volatility rates - Equity Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	1% - 6.27% 0% - 8% 0% - 16% 74 - 159 bps 10% - 34% 0.01% - 0.18% 0.07% - 0.54% 0.42% - 42.0%
Liabilities:
GMIBNLG	5,341	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	189 bps 0.8% - 26.2% 0.0% - 12.1% 0.0% - 100.0% 0.01% - 0.19% 0.06% - 0.53% 0.41% - 41.2%
Assumed GMIB Reinsurance Contracts	183	Discounted cash flow	Lapse rates Withdrawal rates (Age 0 - 85) Withdrawal rates (Age 86+) Utilization rates Non-performance risk Volatility rates - Equity	1.1% - 11.2% 0.7% - 22.2% 1.3% - 100.0% 0.0% - 30.0% 1.1% - 2.4% 10.0% - 34.0%
GWBL/GMWB	130	Discounted cash flow	Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	0.5% - 5.7% 0.0% - 7.0% 100% after delay 10.0% - 34.0%
GIB	(48)	Discounted cash flow	Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	0.5% - 5.7% 0.0% - 8.0% 0.0% - 16.0% 10.0% - 34.0%
GMAB	7	Discounted cash flow	Lapse rates Volatility rates - Equity	0.5% - 11.0% 10.0% - 34.0%
______________

(1)
Mortality rates vary by age and demographic characteristic such as gender. Mortality rate assumptions are based on a combination of company and industry experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuating the embedded derivatives.

Excluded from the tables above at March 31, 2019 and December 31, 2018, respectively, are approximately $887 million and $915 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above at March 31, 2019 and December 31, 2018, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. Included in the tables above at March 31, 2019 and December 31, 2018, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would result in significantly lower (higher) fair value measurements.
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
Separate Accounts assets classified as Level 3 in the table at March 31, 2019 and December 31, 2018, primarily consist of a private real estate fund and mortgage loans. A third-party appraisal valuation technique is used to measure the fair value of the private real estate investment fund, including consideration of observable replacement cost and sales comparisons for the underlying commercial properties, as well as the results from applying a discounted cash flow approach. Significant increase (decrease) in isolation in the capitalization rate and exit capitalization rate assumptions used in the discounted cash flow approach to the appraisal value would result in a higher (lower) measure of fair value. With respect to the fair value measurement of mortgage loans a discounted cash flow approach is applied, a significant increase (decrease) in the assumed spread over U.S. Treasury securities would produce a lower (higher) fair value measurement. Changes in the discount rate or factor used in the valuation techniques to determine the fair values of these private equity investments and mortgage loans generally are not correlated to changes in the other significant unobservable inputs. Significant increase (decrease) in isolation in the discount rate or factor would result in significantly lower (higher) fair value measurements. These fair value measurements are determined using substantially the same valuation techniques as earlier described above for the Company’s General Account investments in these securities.
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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
At March 31, 2019 and December 31, 2018, a remaining acquisition-related contingent consideration liability of $7 million and $7 million relating to AB’s 2016 acquisition, was valued at March 31, 2019 using a revenue growth rate of 18.0% and a discount rate ranging from 3.2% to 3.7% and at December 31, 2018 using a revenue growth rate of 17.6% and a discount rate ranging from 3.2% to 3.7%.
Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts, limited partnerships accounted for under the equity method and pension and other postretirement obligations.
The carrying values and fair values at March 31, 2019 and December 31, 2018 for financial instruments not otherwise disclosed in Notes 3 and 4 are presented in the table below.

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
March 31, 2019:
Mortgage loans on real estate	$12,117	$—	$—	$12,019	$12,019
FHLBNY Funding Agreements	$4,001	$—	$4,011	$—	$4,011
Policy loans	$3,766	$—	$—	$4,611	$4,611
Policyholders’ liabilities: Investment contracts	$2,132	$—	$—	$2,248	$2,248
Short-term and long-term debt	$4,949	$—	$5,023	$—	$5,023
Separate Accounts liabilities	$8,173	$—	$—	$8,173	$8,173

December 31, 2018:
Mortgage loans on real estate	$11,835	$—	$—	$11,494	$11,494
FHLBNY Funding Agreements	$4,002	$—	$3,956	$—	$3,956
Policy loans	$3,779	$—	$—	$4,183	$4,183
Policyholders’ liabilities: Investment contracts	$2,127	$—	$—	$2,174	$2,174
Short-term and long-term debt	$4,955	$—	$4,749	$—	$4,749
Separate Accounts liabilities	$7,406	$—	$—	$7,406	$7,406

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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
8)    LEASES
Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For those leases with a term greater than one year, the Company recognizes on the balance sheet at the time of lease commencement or modification a right of use (“RoU”) operating lease asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. RoU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.
The Company's lease population primarily consists of real estate leases for office space. The Company also has operating leases for various types of furniture and office equipment. For certain equipment leases, the Company applies a portfolio approach to effectively account for the operating lease RoU assets and liabilities. For certain lease agreements entered into or reassessed after the adoption of ASC 842, the Company elected to combine the lease and related non-lease components for its operating leases; however, the non-lease components associated with the Company’s operating leases are primarily variable in nature and as such are not included in the determination of the RoU asset and lease liability but are recognized in the period in which the obligation for those payments is incurred.
The Company’s operating leases may include options to extend or terminate the lease, which are not included in the determination of the RoU asset or lease liability unless they are reasonably certain to be exercised. The Company's operating leases have remaining lease terms of one year to 12 years, some of which include options to extend the leases. The Company typically does not include its renewal options in its lease terms for calculating its RoU operating lease asset and lease liability as the renewal options allow the Company to maintain operational flexibility and the Company is not reasonably certain it will exercise these renewal options until close to the initial end date of the lease. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As the Company's leases do not provide an implicit rate, we used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments.
The Company primarily subleases floor space within our New Jersey and New York lease properties to various third parties. The lease term for the subleases typically corresponds to the head lease term.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Balance Sheet Classification of Operating Lease Assets and Liabilities

	Balance Sheet Line Item	March 31, 2019
		(in millions)
Assets
Operating lease asset	Other Assets	$760
Liabilities
Operating lease liability	Other Liabilities	$974
The table below summarizes the components of lease costs for the three months ended March 31, 2019.
Lease Costs

Three Months Ended March 31, 2019
(in millions)
Operating lease cost	$81
Variable operating lease cost	$13
Sublease income	$(19)
Short-term lease expense	$1
Maturities of lease liabilities as of March 31, 2019 are as follows:
Maturities of Lease Liabilities

March 31, 2019
(in millions)
Operating Leases:
2019	$183
2020	203
2021	190
2022	172
2023	158
Thereafter	204
Total lease payments	1,110
Less: Interest	(136)
Present value of lease liabilities	$974

As of March 31, 2019, AXA Equitable Life entered into additional operating real estate leases that have not yet commenced with an estimated total base rent of approximately $10 million. These operating leases will commence in August 2019 with lease terms of 5 to 10 years. During October 2018, AB signed a lease, which commences in mid-2020, relating to 205,000 square feet of space at AB’s new Nashville headquarters. The estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 15-year initial lease term is $126 million. During April 2019, AB signed a lease, which commences in 2024, relating to approximately 190,000 square feet of space in New York City. The estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 20-year lease term is approximately $448 million.
The below table shows the weighted-average operating lease term and discount rate for the Company and its subsidiaries. The averages presented are blended rates derived by weighting the calculated values from internal lease systems of our subsidiaries with the proportional value of their lease liabilities.
Weighted Average of Lease Term and Discount Rate

March 31, 2019
Weighted-average remaining operating lease term (years)	5.8
Weighted-average discount rate for operating leases	3.32%

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Supplemental cash flow information related to leases was as follows:
Lease Liabilities Information

Three Months Ended March 31, 2019
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$58
Non-cash transactions:
Leased assets obtained in exchange for new operating lease liabilities	$3
The following table presents the Company’s future minimum lease obligation under ASC 840 as of December 31, 2018:

December 31, 2018
Calendar Year	(in millions)
2019	$212
2020	$186
2021	$181
2022	$166
2023	$155
Thereafter	$293

9)    EMPLOYEE BENEFIT PLANS
Holdings sponsors the MONY Life Retirement Income Security Plan for Employees and AXA Equitable Life sponsors the AXA Equitable Retirement Plan (the “AXA Equitable Life QP”), both of which are frozen qualified defined benefit plans covering eligible employees and financial professionals. Holdings is primarily liable for both plans. AXA Equitable Life is secondarily liable for obligations under the AXA Equitable Life QP.
AB maintains a qualified, noncontributory, defined benefit retirement plan covering current and former employees who were employed by AB in the United States prior to October 2, 2000. Benefits are based on years of credited service, average final base salary and primary Social Security benefits.
Components of certain benefit costs for the Company were as follows:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Net Periodic Pension Expense (Qualified Plans):
Service cost	$2	$2
Interest cost	22	21
Expected return on assets	(38)	(43)
Actuarial (gain) loss	—	—
Net amortization	20	26
Partial settlement	—	99
Total	$6	$105

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10)    INCOME TAXES
Income tax expense for the three months ended March 31, 2019 and 2018 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
11)    RELATED PARTY TRANSACTIONS
The Company’s significant transactions during the three months ended March 31, 2019 with related parties are summarized below.
Termination of Trademark License Agreement
On March 28, 2019, AXA terminated the Trademark License Agreement, dated May 4, 2018, between Holdings and AXA (the “Trademark License Agreement”). Accordingly, we expect to rebrand and cease use, pursuant to the Trademark License Agreement, of the “AXA” brand, name and logo within 18 months (subject to such extensions as permitted under the Trademark License Agreement).
AXA Secondary Offering of Holdings Common Stock and Holdings Share Buyback
On March 25, 2019, AXA completed a follow-on secondary offering of 46 million shares of common stock of Holdings and the sale to Holdings of 30 million shares of common stock of Holdings. Following the completion of this secondary offering and the share buyback by Holdings, AXA owns 48.3% of the shares of common stock of Holdings. As a result, Holdings is no longer a majority owned subsidiary of AXA.
12)    EQUITY
Dividends to Shareholders
On February 27, 2019, Holdings’ Board of Directors declared a cash dividend on Holdings’ common stock of $0.13 per share, payable on March 15, 2019 to shareholders of record as of March 5, 2019. The payment of any future dividends will be at the discretion of Holdings’ Board of Directors and will depend on various factors.
Share Repurchase
In January 2019, Holdings entered into an Accelerated Share Repurchase agreement (the “ASR”) with a third-party financial institution to repurchase an aggregate of $150 million of Holdings’ common stock. Pursuant to the ASR, Holdings made a prepayment of $150 million and received initial delivery of seven million shares. The ASR terminated during the first quarter of 2019, at which time an additional one million shares were delivered, at an average purchase price of $18.51 per share based on the volume-weighted average price of Holding’s common stock traded during the pricing period, less an agreed discount. Shares repurchased under the ASR were retired upon receipt resulting in a reduction of Holding’s total issued shares as of March 31, 2019.
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
On March 25, 2019, AXA completed a secondary offering of 46 million shares of common stock of Holdings and the sale to Holdings of 30 million shares of common stock of Holdings. Following the completion of this secondary offering and the share buyback by Holdings, AXA owns 48.3% of the shares of common stock of Holdings. As a result, Holdings is no longer a majority owned subsidiary of AXA. Following the completion of the share buyback by Holdings, Holdings had approximately $200 million remaining under its share repurchase program authorization.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accumulated Other Comprehensive Income (Loss)
AOCI represents cumulative gains (losses) on items that are not reflected in Net income (loss). The balances as of March 31, 2019 and 2018 follow:

	March 31,
	2019	2018
	(in millions)
Unrealized gains (losses) on investments (1)	$430	$(137)
Defined benefit pension plans	(919)	(822)
Foreign currency translation adjustments (1)	(63)	(33)
Total accumulated other comprehensive income (loss)	(552)	(992)
Less: Accumulated other comprehensive (income) loss attributable to noncontrolling interest	39	46
Accumulated other comprehensive income (loss) attributable to Holdings	$(513)	$(946)
______________

(1)	A reclassification of $7 million has been made to the March 31, 2018 previously reported balances to conform to the current period’s presentation.

The components of OCI, net of taxes for the three months ended March 31, 2019 and 2018 follow:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$1,342	$(1,221)
(Gains) losses reclassified to Net income (loss) during the period (1)	9	(88)
Net unrealized gains (losses) on investments	1,351	(1,309)
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other (2)	(517)	347
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $218, and $(255))	834	(962)
Change in defined benefit plans:
Less: Reclassification to Net income (loss) of amortization of net prior service credit included in net periodic cost (3)	49	133
Change in defined benefit plans (net of deferred income tax expense (benefit) of $12 and $35)	49	133
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period (2)	(1)	(3)
Foreign currency translation adjustment	(1)	(3)
Total other comprehensive income (loss), net of income taxes	882	(832)
Less: Other comprehensive (income) loss attributable to noncontrolling interest	1	(6)
Other comprehensive income (loss) attributable to Holdings	$883	$(838)
______________

(1)
See “Reclassification adjustments” in Note 3. Reclassification amounts presented net of income tax expense (benefit) of $2 million, and $(23) million for the three months ended March 31, 2019 and 2018, respectively.

(2)	A reclassification of $2 million has been made to the previously reported amounts for the three months ended March 31, 2018 to conform to the current period’s presentation.

(3)	These AOCI components are included in the computation of net periodic pension expenses. See Note 9 for further information.

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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

net periodic cost and reported in Compensation and benefit expenses in the consolidated statements of income (loss). Amounts presented in the table above are net of tax.
13)    COMMITMENTS AND CONTINGENT LIABILITIES
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
For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of March 31, 2019, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $95 million.
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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
In February 2016, a lawsuit was filed in the United States District Court for the Southern District of New York entitled Brach Family Foundation, Inc. v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action brought on behalf of all owners of universal life (“UL”) policies subject to AXA Equitable Life’s COI rate increase. In early 2016, AXA Equitable Life raised COI rates for certain UL policies issued between 2004 and 2007, which had both issue ages 70 and above and a current face value amount of $1 million and above. A second putative class action was filed in Arizona in 2017 and consolidated with the Brach matter. The current consolidated amended class action complaint alleges the following claims: breach of contract; misrepresentations by AXA Equitable Life in violation of Section 4226 of the New York Insurance Law; violations of New York General Business Law Section 349; and violations of the California Unfair Competition Law, and the California Elder Abuse Statute. Plaintiffs seek: (a) compensatory damages, costs, and, pre- and post-judgment interest; (b) with respect to their claim concerning Section 4226, a penalty in the amount of premiums paid by the plaintiffs and the putative class; and (c) injunctive relief and attorneys’ fees in connection with their statutory claims. Five other federal actions challenging the COI rate increase are also pending against AXA Equitable Life and have been coordinated with the Brach action for the purposes of pre-trial activities. They contain allegations similar to those in the Brach action as well as additional allegations for violations of various states’ consumer protection statutes and common law fraud. Two actions are also pending against AXA Equitable Life in New York state court. AXA Equitable Life is vigorously defending each of these matters.
Obligation under funding agreements
As a member of the FHLBNY, AXA Equitable Life has access to collateralized borrowings. It also may issue funding agreements to the FHLBNY. Both the collateralized borrowings and funding agreements would require AXA Equitable Life to pledge qualified mortgage-backed assets and/or government securities as collateral. AXA Equitable Life issues short-term funding agreements to the FHLBNY and uses the funds for asset, liability and cash management purposes. AXA Equitable Life issues long-term funding agreements to the FHLBNY and uses the funds for spread lending purposes. For other instruments used for asset liability management purposes see Note 4. Funding agreements are reported in Policyholders’ account balances in the consolidated balance sheets.
Change in FHLBNY Funding Agreements during the Three Months Ended March 31, 2019

	Outstanding Balance at December 31, 2018	Issued During the Period	Repaid During the Period	Outstanding Balance at March 31, 2019
	(in millions)
Short-term funding agreements:
Due in one year or less	$1,640	$4,470	$4,470	$1,640
Long-term funding agreements:
Due in years two through five	1,569	—	—	1,569
Due in more than five years	781	—	—	781
Total long-term funding agreements	2,350	—	—	2,350
Total funding agreements (1)	$3,990	$4,470	$4,470	$3,990
______________

(1)
The $11 million and $12 million difference between the funding agreements carrying value shown in fair value table at March 31, 2019 and December 31, 2018, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements’ borrowing rates.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Credit Facilities
Holdings has a $2.5 billion five-year senior unsecured revolving credit facility with a syndicate of banks. The revolving credit facility has a sub-limit of $1.5 billion for letters of credit issued to support the Company’s life insurance business reinsured by EQ AZ Life Re and to support the third-party GMxB variable annuity business retroceded to CS Life RE. As of March 31, 2019, $125 million and $600 million of undrawn letters of credit have been issued out of the $1.5 billion sub-limit for ACS Life and AXA Equitable Life, respectively, as beneficiaries.
In addition to the letters of credit issued under the $2.5 billion revolving credit facility, as of March 31, 2019, $1.9 billion of undrawn letters of credit have been issued related to reinsurance assumed by EQ AZ Life Re from AXA Equitable Life, USFL and MLOA.
Other Commitments
The Company had $955 million (including $336 million with affiliates) and $325 million of commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively, at March 31, 2019.
14)    BUSINESS SEGMENT INFORMATION
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

•
The Group Retirement segment offers tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities as well as small and medium-sized businesses.

•
The Investment Management and Research segment provides diversified investment management, research and related solutions globally to a broad range of clients through three main client channels - Institutional, Retail and Private Wealth Management and distributes its institutional research products and solutions through Bernstein Research Services.

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
In the first quarter of 2019, the Company updated its Operating earnings measure to exclude market value adjustments impacting the DAC amortization for its SCS variable annuity product in order to be consistent with the treatment of the market value adjustments on the SCS liability and with industry practice. The presentation of Operating earnings in prior periods was not revised to reflect this modification, however, the Company estimated that had the treatment in the Company’s Operating earnings measure of the Amortization of DAC for SCS been modified in the first quarter of 2018, the pre-tax impact on Operating earnings of excluding the SCS-related DAC amortization from Operating

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

earnings would have been a decrease of $52 million, $17 million and $4 million during the first, second and third quarters of 2018, respectively, and an increase of $17 million during the fourth quarter of 2018.
Operating earnings is calculated by adjusting each segment’s Net income (loss) attributable to Holdings for the following items:

•
Items related to variable annuity product features, which include certain changes in the fair value of the derivatives and other securities we use to hedge these features, the effect of benefit ratio unlock adjustments and changes in the fair value of the embedded derivatives reflected within variable annuity products’ net derivative results and the impact of these items on DAC amortization;

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

•	Other adjustments, which includes restructuring costs related to severance, lease write-offs related to non-recurring restructuring activities, and separation costs; and

•	Income tax expense (benefit) related to the above items and non-recurring tax items, which includes the effect of uncertain tax positions for a given audit period and the impact of the Tax Reform Act.
Revenues derived from any customer did not exceed 10% of revenues for the three months ended March 31, 2019 and 2018.
The table below presents Operating earnings (loss) by segment and Corporate and Other and a reconciliation to Net income (loss) attributable to Holdings for the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Net income (loss) attributable to Holdings	$(775)	$214
Adjustments related to:
Variable annuity product features (1)	1,540	176
Investment (gains) losses	11	(102)
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	24	131
Other adjustments (2)	40	91
Income tax expense (benefit) related to above adjustments (3)	(337)	(55)
Non-recurring tax items	6	28
Non-GAAP Operating Earnings (4)	$509	$483

Operating earnings (loss) by segment:
Individual Retirement (5)	$370	$368
Group Retirement	$81	$76
Investment Management and Research	$77	$81
Protection Solutions	$49	$35
Corporate and Other (6)	$(68)	$(77)
______________

(1)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, the adjustment related to Variable annuity product features for the three months ended March 31, 2018 would have been $124 million.

(2)	Other adjustments include separation costs of $24 million and $61 million for the three months ended March 31, 2019 and 2018, respectively.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(3)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, the adjustment related to Income tax expense (benefit) related to above adjustments for the three months ended March 31, 2018 would have been $(44) million.

(4)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Non-GAAP Operating Earnings for the three months ended March 31, 2018 would have been $442 million.

(5)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Operating earnings for the three months ended March 31, 2018 for the Individual Retirement segment would have been $327 million.

(6)	Includes interest expense of $52 million and $44 million for the three months ended March 31, 2019 and 2018, respectively.
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

•	Investment gains (losses), net, which include other-than-temporary impairments of securities, sales or disposals of securities/investments, realized capital gains/losses, and valuation allowances; and

•
Other adjustments, which includes investment income (loss) from certain derivative instruments, excluding derivative instruments used to hedge risks associated with interest margins on interest sensitive life and annuity contracts and freestanding and embedded derivatives associated with products with GMxB features.

The table below presents segment revenues for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Segment revenues:
Individual Retirement (1)	$1,007	$729
Group Retirement (1)	251	238
Investment Management and Research (2)	780	909
Protection Solutions (1)	831	814
Corporate and Other (1)	312	288
Adjustments related to:
Variable annuity product features	(1,478)	(161)
Investment gains (losses), net	(11)	102
Other adjustments to segment revenues	22	(45)
Total revenues	$1,714	$2,874
______________

(1)	Includes investment expenses charged by AB of approximately $18 million for both of the three months ended March 31, 2019 and 2018 for services provided to the Company.

(2)
Inter-segment investment management and other fees of approximately $25 million for both of the three months ended March 31, 2019 and 2018 are included in total revenues of the Investment Management and Research segment.

The table below presents Total assets by segment as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(in millions)
Total assets by segment:
Individual Retirement	$116,833	$105,532
Group Retirement	38,965	38,874
Investment Management and Research	10,348	10,294
Protection Solutions	42,122	44,633
Corporate and Other	24,551	21,464
Total assets	$232,819	$220,797

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15)    EARNINGS PER SHARE
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
The following table presents the reconciliation of the numerator for the basic and diluted net income per share calculations:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Net income (loss) attributable to Holdings common shareholders:
Net income (loss) attributable to Holdings common shareholders (basic)	$(775)	$214
Net income (loss) attributable to Holdings common shareholders (diluted)	$(775)	$214

The following table presents the number of weighted average shares used in calculating basic and diluted earnings per common share

	Three Months Ended March 31,
	2019	2018
	(number of shares, in millions)
Weighted Average Shares:
Weighted average common stock outstanding for basic earnings per common share	518.0	561.0
Weighted average common stock outstanding for diluted earnings per common share	518.0	561.0

For the three months ended March 31, 2019, approximately 5.3 million shares of outstanding stock awards were not included in the computation of diluted earnings per share because their effect was anti-dilutive.
The following table presents both basic and diluted income (loss) per share for each period presented:

	Three Months Ended March 31,
	2019	2018
	(dollars per share)
Net income (loss) attributable to Holdings per common share:
Basic	$(1.50)	$0.38
Diluted	$(1.50)	$0.38
16)    REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS
Reclassification of DAC Capitalization
During the fourth quarter of 2018, the Company changed the presentation of the capitalization of DAC in the consolidated statements of income for all prior periods presented herein by netting the capitalized amounts within the applicable expense line items, such as Compensation and benefits, Commissions and distribution-related payments and Other operating costs and expenses. Previously, the Company had netted the capitalized amounts within the Amortization of DAC. There was no impact on Net income (loss) or Comprehensive income (loss) from this reclassification. See Note 2 for further details of this reclassification.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revisions of Prior Period Financial Statements
During the third quarter of 2018, the Company revised its financial statements to reflect the correction of errors identified by the Company in its previously issued financial statements. The impact of these errors was not considered to be material. However, in order to improve the consistency and comparability of the financial statements, management revised the Company’s consolidated financial statements as of and for the three and six months ended March 31, 2018 and June 30, 2018, respectively.
In addition, during the fourth quarter of 2018, the Company identified certain cash flows that were incorrectly classified in the Company’s consolidated statements of cash flows. The Company has determined that these misclassifications were not material to the financial statements of any period.
The impact of the misclassifications detailed in the revision tables included on the consolidated statement of cash flows for the three months ended March 31, 2018 were corrected in the comparative consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 contained elsewhere in the financial statements. The misclassifications for the six and nine months ended June 30, 2018 and September 30, 2018 will be corrected in the Company’s comparative consolidated statements of cash flows to be included in the Form 10-Q filings as of and for the three and six months ended June 30, 2019 and as of and for the three and nine months ended September 30, 2019, respectively.
Revision of Consolidated Financial Statements as of and for the Three Months Ended March 31, 2018
The following tables present line items of the consolidated financial statements as of and for the three months ended March 31, 2018 that have been affected by the revisions. This information has been corrected from the information previously presented in the Company’s March 31, 2018 Form 10-Q. For these items, the tables detail the amounts as previously reported and the impact upon those line items due to the reclassifications to conform to the current presentation, revisions and the amounts as currently revised. Prior period amounts have been reclassified to conform to current period presentation, where applicable, and are summarized in the accompanying tables.

	March 31, 2018
	As Pre-viously Reported	Presentation Reclassifi-cations	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Balance Sheet:
Assets:
Deferred policy acquisition costs	$6,288	$—	$6,288	$(45)	$6,243
Current and deferred income taxes	225	—	225	7	232
Total Assets	$232,294	$—	$232,294	$(38)	$232,256
Liabilities:
Future policy benefits and other policyholders’ liabilities	29,586	—	29,586	(20)	29,566
Total Liabilities	$214,670	$—	$214,670	$(20)	$214,650
Equity:
Retained earnings	12,455	—	12,455	(18)	12,437
Total equity attributable to Holdings	13,565	—	13,565	(18)	13,547
Total Equity	16,600	—	16,600	(18)	16,582
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$232,294	$—	$232,294	$(38)	$232,256

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31, 2018
	As Pre-viously Reported	Presentation Reclassifi-cations	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Income (Loss):
Revenues:
Policy charges and fee income	$972	$—	$972	$(6)	$966
Net derivative gains (losses)	(281)	—	(281)	45	(236)
Total revenues	2,835	—	2,835	39	2,874
Benefits and other deductions:
Policyholders’ benefits	608	—	608	(14)	594
Amortization of deferred policy acquisition costs	15	162	177	(5)	172
Total benefits and other deductions	2,465	—	2,465	(19)	2,446
Income (loss) from continuing operations, before income taxes	370	—	370	58	428
Income tax (expense) benefit	(79)	—	(79)	(12)	(91)
Net income (loss)	291	—	291	46	337
Net income (loss) attributable to Holdings	$168	$—	$168	$46	$214

	Three Months Ended March 31, 2018
	As Pre-viously Reported	Presentation Reclassifi-cations	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Statement of Comprehensive Income (Loss)
Net income (loss)	$291	$—	$291	$46	$337
Comprehensive income (loss)	(541)	—	(541)	46	(495)
Comprehensive income (loss) attributable to Holdings	$(670)	$—	$(670)	$46	$(624)

	Three Months Ended March 31, 2018
	As Pre-viously Reported	Presentation Reclassifi-cations	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Equity:
Retained earnings, beginning of year	$12,289	$—	$12,289	$(64)	$12,225
Net income (loss) attributable to Holdings	168	—	168	46	214
Retained earnings, end of period	$12,455	$—	$12,455	$(18)	$12,437
Total Holdings’ equity, end of period	$13,565	$—	$13,565	$(18)	$13,547
Total Equity, End of Period	$16,600	$—	$16,600	$(18)	$16,582

	Three Months Ended March 31, 2018
	As Pre-viously Reported	Presentation Reclassifi-cations	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Cash Flows:
Cash flows from operating activities:
Net income (loss)	$291	$—	$291	$46	$337
Adjustments to reconcile Net income (loss) to Net cash provided by (used in) operating activities:

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31, 2018
	As Pre-viously Reported	Presentation Reclassifi-cations	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Policy charges and fee income	(972)	—	(972)	6	(966)
Net derivative (gains) losses	281	—	281	(45)	236
Amortization of deferred sales commission	7	(7)	—	—	—
Amortization and depreciation	(20)	189	169	(5)	164
Amortization of deferred cost of reinsurance asset	5	(5)	—	—	—
Distributions from joint ventures and limited partnerships	25	(25)	—	—	—
Equity (income) loss from limited partnerships	—	(38)	(38)	—	(38)
Changes in:
Reinsurance recoverable	32	—	32	(3)	29
Capitalization of deferred policy acquisition costs	15	(177)	(162)	—	(162)
Future policy benefits	(254)	—	(254)	6	(248)
Current and deferred income taxes	103	—	103	12	115
Other, net	(255)	63	(192)	—	(192)
Net cash provided by (used in) operating activities	$(264)	$—	$(264)	$17	$(247)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Real estate joint ventures	$—	$—	$—	$140	$140
Short-term investments	—	1,607	1,607	77	1,684
Payment for the purchase/origination of:
Short-term investments	—	(731)	(731)	—	(731)
Cash settlements related to derivative instruments	(54)	—	(54)	(620)	(674)
Change in short-term investments	876	(876)	—	—	—
Other, net	(371)	—	(371)	60	(311)
Net cash provided by (used in) investing activities	$459	$—	$459	$(343)	$116

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$2,532	$—	$2,532	$(491)	$2,041
Withdrawals	(1,384)	—	(1,384)	284	(1,100)
Transfers (to) from Separate Accounts	(102)	—	(102)	533	431
Net cash provided by (used in) financing activities	$1,074	$—	$1,074	$326	$1,400

Non-cash transactions during the period:
Capital contribution from parent	$630	$—	$630	$(8)	$622
(Settlement) issuance of long-term debt	$202	$—	$202	$(404)	$(202)
Transfer of assets to reinsurer	$—	$—	$—	$(604)	$(604)
17)    SUBSEQUENT EVENTS
Contingent Funding Arrangements
In April 2019, pursuant to separate Purchase Agreements among us, Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers, and the Trusts (as defined below), Pine Street Trust I, a Delaware statutory trust (the “2029 Trust”), completed the issuance and sale of 600,000 of its Pre-Capitalized Trust Securities

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

redeemable February 15, 2029 (the “2029 P-Caps”) for an aggregate purchase price of $600 million and Pine Street Trust II, a Delaware statutory trust (the “2049 Trust” and, together with the 2029 Trust, the “Trusts”), completed the issuance and sale of 400,000 of its Pre-Capitalized Trust Securities redeemable February 15, 2049 (the “2049 P-Caps” and, together with the 2029 P-Caps, the “P-Caps”) for an aggregate purchase price of $400 million, in each case to qualified institutional buyers in reliance on Rule 144A that are also “qualified purchasers” for purposes of Section 3(c)(7) of the Investment Company Act of 1940, as amended. The P-Caps are a contingent funding arrangement that, upon our election, gives us the right over a ten-year period (in the case of the 2029 Trust) or over a thirty-year period (in the case of the 2049 Trust) to issue senior notes to the Trusts. The Trusts each invested the proceeds from the sale of their P-Caps in separate portfolios of principal and/or interest strips of U.S. Treasury securities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in its entirety and in conjunction with the consolidated financial statements and related notes contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”).
In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. See the Note Regarding Forward-Looking Statements and Information. Investors are directed to consider the risks and uncertainties discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as in other documents we have filed with the Securities and Exchange Commission (“SEC”).
Executive Summary
Overview
We are one of America’s leading financial services companies, providing (i) advice and solutions for helping Americans set and meet their retirement goals and protect and transfer their wealth across generations and (ii) a wide range of investment management insights, expertise and innovations to drive better investment decisions and outcomes for clients worldwide.
We manage our business through four segments: Individual Retirement, Group Retirement, Investment Management and Research, and Protection Solutions. We report certain activities and items that are not included in these segments in Corporate and Other. See Note 14 of the Notes to the Consolidated Financial Statements for further information on our segments.
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
In addition to our dynamic hedging strategy, we have static hedge positions designed to mitigate the adverse impact of changing market conditions on our statutory capital. We believe this program will continue to preserve the economic value of our variable annuity contracts and better protect our target variable annuity asset level. However, these static hedge positions increase the size of our derivative positions and may result in higher net income volatility on a period-over-period basis.
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

•
Variable annuity hedging programs. We use a dynamic hedging program (within this program, generally, we reevaluate our economic exposure at least daily and rebalance our hedge positions accordingly) to mitigate certain risks associated with the GMxB features that are embedded in our liabilities for our variable annuity products. This program utilizes various derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in GMxB features’ exposures attributable to movements in the equity markets and interest rates. Although this program is designed to provide a measure of economic protection against the impact of adverse market conditions, it does not qualify for hedge accounting treatment. Accordingly, changes in value of the derivatives will be recognized in the period in which they occur with offsetting changes in reserves partially recognized in the current period, resulting in net income volatility. In addition to our dynamic hedging program, we have a hedging program using static hedge positions (derivative positions intended to be held to maturity with less frequent re-balancing) to protect our statutory capital against stress scenarios. This program in addition to our dynamic hedge program has increased the size of our derivative positions, resulting in an increase in net income volatility. The impacts are most pronounced for variable annuity products in our Individual Retirement segment.

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
Effect of Assumption Updates on Operating Results
Most of the variable annuity products, variable universal life insurance and universal life insurance products we offer maintain policyholder deposits that are reported as liabilities and classified within either Separate Accounts liabilities or policyholder account balances. Our products and riders also impact liabilities for future policyholder benefits and unearned revenues and assets for DAC and deferred sales inducements (“DSI”). The valuation of these assets and liabilities (other than deposits) are based on differing accounting methods depending on the product, each of which requires numerous assumptions and considerable judgment. The accounting guidance applied in the valuation of these assets and liabilities includes, but is not limited to, the following: (i) traditional life insurance products for which assumptions are locked in at inception; (ii) universal life insurance and variable life insurance secondary guarantees for which benefit liabilities are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments; (iii) certain product guarantees for which benefit liabilities are accrued over the life of the contract in proportion to actual and future expected policy assessments; and (iv) certain product guarantees reported as embedded derivatives at fair value.
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

Regulatory Developments
Our life insurance subsidiaries are regulated primarily at the state level, with some policies and products also subject to federal regulation. On an ongoing basis, regulators refine capital requirements and introduce new reserving standards. See “Business—Regulation” and “Risk Factors—Legal and Regulatory Risks” in the 2018 Form 10-K. Regulations recently adopted or currently under review can potentially impact our statutory reserve and capital requirements.

•
National Association of Insurance Commissioners (“NAIC”). In 2015, the NAIC Financial Condition (E) Committee established a working group to study and address, as appropriate, regulatory issues resulting from variable annuity captive reinsurance transactions, including reforms that would improve the current statutory reserve and RBC framework for insurance companies that sell variable annuity products. In August 2018, the NAIC adopted the new framework developed and proposed by this working group, expected to take effect January 2020, and which has now been referred to various other NAIC committees to develop the expected full implementation details. Among other changes, the new framework includes new prescriptions for reflecting hedge effectiveness, investment returns, interest rates, mortality and policyholder behavior in calculating statutory reserves and RBC. Once effective, it could materially change the level of variable annuity reserves and RBC requirements as well as their sensitivity to capital markets including interest rate, equity markets, volatility and credit spreads. Overall, we believe the NAIC reform is moving variable annuity capital standards towards an economic framework and is consistent with how we manage our business. However, we cannot predict whether the NYDFS or other state insurance regulators will adopt standards different from the NAIC framework.

•
Fiduciary Rules/ “Best Interest” Standards of Conduct. In the wake of the March 2018 federal appeals court decision to vacate the DOL Rule, the SEC and NAIC as well as state regulators are currently considering whether to apply an impartial conduct standard similar to the DOL Rule to recommendations made in connection with certain annuities and, in one case, to life insurance policies. For example, the NAIC is actively working on a proposal to raise the advice standard for annuity sales and in July 2018, the NYDFS issued a final version of Regulation 187 that adopts a “best interest” standard for recommendations regarding the sale of life insurance and annuity products in New York. Regulation 187 takes effect on August 1, 2019 with respect to annuity sales and February 1, 2020 for life insurance sales and is applicable to sales of life insurance and annuity products in New

York. In November 2018, the primary agent groups in New York launched a legal challenge against the NYDFS over the adoption of Regulation 187. It is not possible to predict whether this challenge will be successful. We are currently developing our compliance framework for Regulation 187 and assessing the impact it may have on our business. Beyond the New York regulation, the likelihood of enactment of any such state-based regulation is uncertain at this time, but if implemented, these regulations could have adverse effects on our business and consolidated results of operations.

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
Separation Costs
In connection with the IPO and transitioning to operating as a stand-alone public company, we have incurred and expect to continue to incur one-time and recurring expenses. These expenses primarily relate to information technology, compliance, internal audit, finance, risk management, procurement, client service, human resources and other support services. The process of replicating and replacing functions, systems and infrastructure provided by AXA or certain of its affiliates in order to operate on a stand-alone basis is currently underway. Furthermore, as a result of AXA ceasing to own at least a majority of our outstanding common stock, we incurred, and continue to incur, additional expenses. These expenses, any recurring expenses, including under the Transitional Services Agreement, and any additional one-time expenses, including as a result of rebranding, we may incur may be material. See “Risk Factors” in the 2018 Form 10-K for additional information.
We estimate that the aggregate amount of the total separation expenses described above will be between approximately $650 million and $700 million. Through March 31, 2019, a total of $334 million has been incurred, of which $24 million and $61 million was incurred in the three months ended March 31, 2019 and 2018, respectively.
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
Investment Management and Research Business
AB has announced that it will establish its corporate headquarters in, and relocate approximately 1,050 jobs located in the New York metro area to, Nashville, Tennessee. For more detail on the costs and expense savings AB expects to incur as a result of this relocation, see AB’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019.
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
In the first quarter of 2019, we modified our Non-GAAP Operating Earnings measure’s treatment of the impact of timing differences on the amortization of DAC resulting from market value adjustments for our SCS variable annuity product. As a result of this modification, the amortization of DAC for our SCS product included in Non-GAAP Operating Earnings was changed to be determined based on our SCS product's gross profits included in Non-GAAP Operating Earnings, consistent with both our exclusion from Non-GAAP Operating Earnings of other items that are distortive to the underlying drivers of our financial performance on a consolidated basis and with industry practice. Our presentation of Non-GAAP Operating Earnings in prior periods was not revised to reflect this modification, however, had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, SCS-related DAC amortization excluded from Non-GAAP Operating Earnings would have been $52 million, $17 million and $4 million lower during the first, second and third quarters of 2018, respectively, and $17 million higher during the fourth quarter of 2018.

Non-GAAP Operating Earnings equals our consolidated after-tax net income attributable to Holdings adjusted to eliminate the impact of the following items:

•
Items related to variable annuity product features, which include certain changes in the fair value of the derivatives and other securities we use to hedge these features, the effect of benefit ratio unlock adjustments and changes in the fair value of the embedded derivatives reflected within variable annuity products’ net derivative results and the impact of these items on DAC amortization;

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

•	Other adjustments, which includes restructuring costs related to severance, lease write-offs related to non-recurring restructuring activities, and separation costs; and

•	Income tax expense (benefit) related to the above items and non-recurring tax items, which includes the effect of uncertain tax positions for a given audit period and the impact of the Tax Reform Act.
Because Non-GAAP Operating Earnings excludes the foregoing items that can be distortive or unpredictable, management believes that this measure enhances the understanding of the Company’s underlying drivers of profitability and trends in our business, thereby allowing management to make decisions that will positively impact our business.
We use our prevailing corporate federal income tax rate of 21% in 2019 and 2018, while taking into account any non-recurring differences for events recognized differently in our financial statements and federal income tax returns as well as partnership income taxed at lower rates when reconciling Net income (loss) attributable to Holdings to Non-GAAP Operating Earnings.
The table below presents a reconciliation of Net income (loss) attributable to Holdings to Non-GAAP Operating Earnings for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Net income (loss) attributable to Holdings	$(775)	$214
Adjustments related to:
Variable annuity product features (1)	1,540	176
Investment (gains) losses	11	(102)
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	24	131
Other adjustments (2)	40	91
Income tax expense (benefit) related to above adjustments (3)	(337)	(55)
Non-recurring tax items	6	28
Non-GAAP Operating Earnings (4)	$509	$483
______________

(1)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, the adjustment related to Variable annuity product features for the three months ended March 31, 2018 would have been $124 million.

(2)	“Other adjustments” includes separation costs of $24 million and $61 million, for the three months ended March 31, 2019 and 2018, respectively.

(3)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, the adjustment related to Income tax expense (benefit) related to above adjustments for the three months ended March 31, 2018 would have been $(44) million.

(4)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Non-GAAP Operating Earnings for the three months ended March 31, 2018 would have been $442 million.

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
We calculate Non-GAAP Operating ROE by dividing Non-GAAP Operating Earnings by consolidated average equity attributable to Holdings, excluding Accumulated Other Comprehensive Income (“AOCI”) and Noncontrolling interest (“NCI”). We calculate Non-GAAP Operating ROC by segment by dividing Operating earnings (loss) on a segment basis by average capital on a segment basis, excluding AOCI and NCI, as described below. AOCI fluctuates period-to-period in a manner inconsistent with our underlying profitability drivers as the majority of such fluctuation is related to the market volatility of the unrealized gains and losses associated with our available-for-sale (“AFS”) securities. Therefore, we believe excluding AOCI is more effective for analyzing the trends of our operations. We do not calculate Non-GAAP Operating ROC by segment for our Investment Management & Research segment because we do not manage that segment from a return of capital perspective. Instead, we use metrics more directly applicable to an asset management business, such as AUM, to evaluate and manage that segment.
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
The following table sets forth Non-GAAP Operating ROC by segment for our Individual Retirement, Group Retirement and Protection Solutions segments for the trailing twelve months ended March 31, 2019.

	Trailing Twelve Months Ended March 31, 2019
	Individual Retirement	Group Retirement	Protection Solutions
	(in millions)
Operating earnings (1)	$1,558	$394	$211
Average capital (2)	$6,881	$1,256	$2,762
Non-GAAP Operating ROC (3)	22.6%	31.3%	7.6%
______________

(1)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Operating earnings for the trailing twelve months ended March 31, 2019 for the Individual Retirement segment would have been $1,555 million.

(2)
For average capital amounts by segment, capital components pertaining directly to specific segments such as DAC along with targeted capital are directly attributed to these segments. Targeted capital for each segment is established using assumptions supporting statutory capital adequacy levels (including CTE98).

(3)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Non-GAAP Operating ROC for the trailing twelve months ended March 31, 2019 for the Individual Retirement segment would have been 22.6%.

Non-GAAP Operating Earnings Per Share
Non-GAAP Operating Earnings Per Share (“Non-GAAP EPS”) is calculated by dividing Non-GAAP Operating Earnings by diluted common shares outstanding. The following table sets forth Non-GAAP Operating EPS for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
	(per share amounts)
Net income (loss) attributable to Holdings	$(1.50)	$0.38
Adjustments related to:
Variable annuity product features (1)	2.97	0.31
Investment (gains) losses	0.02	(0.18)
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	0.05	0.23
Other adjustments (2)	0.08	0.17
Income tax expense (benefit) related to above adjustments (3)	(0.65)	(0.10)
Non-recurring tax items	0.01	0.05
Non-GAAP Operating Earnings (4)	$0.98	$0.86
______________

(1)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, the adjustment related to Variable annuity product features for the three months ended March 31, 2018 would have been $0.22.

(2)	“Other adjustments” includes separation costs of $0.05 and $0.11, for the three months ended March 31, 2019 and 2018, respectively.

(3)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, the adjustment related to Income tax expense (benefit) related to above adjustments for the three months ended March 31, 2018 would have been $(0.08).

(4)	Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Non-GAAP Operating Earnings for the three months ended March 31, 2018 would have been $0.79.

Assets Under Management
AUM means investment assets that are managed by one of our subsidiaries and includes: (i) assets managed by AB; (ii) the assets in our General Account investment portfolio; and (iii) the Separate Accounts assets of our Individual Retirement, Group Retirement and Protection Solutions businesses. Total AUM reflects exclusions between segments to avoid double counting.
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
Reclassification of DAC Capitalization
During the fourth quarter of 2018, we changed our presentation of the capitalization of DAC in the consolidated statements of income for all prior periods presented herein by netting the capitalized amounts within the applicable expense line items, such as Compensation and benefits, Commissions and distribution-related payments, and Other operating costs and expenses. Previously, the capitalized amounts were netted within the Amortization of DAC. There was no impact on Net income (loss) or Non-GAAP Operating Earnings of this reclassification.
The reclassification adjustments for the three months ended March 31, 2018 are presented in the table below. Capitalization of DAC reclassified to Compensation and benefits, Commissions and distribution-related payments, and Other operating costs and expenses reduced the amounts previously reported in those expense line items, whereas the capitalization of DAC reclassified from the Amortization of DAC line item increases that expense line item.

	Three Months Ended March 31, 2018
	Individual Retirement	Group Retirement	Protection Solutions	Consolidated
	(in millions)
Reductions to expense line items:
Commissions and distribution-related payments	$72	$14	$34	$120
Compensation and benefits, interest expense, and other operating costs and expenses	19	7	16	42
Total reductions	$91	$21	$50	$162

Increase to expense line item:
Amortization of deferred policy acquisition costs	$91	$21	$50	$162

Ownership and Consolidation of AllianceBernstein
Our indirect, wholly owned subsidiary, AllianceBernstein Corporation, is the General Partner of AB. Accordingly, AB is consolidated in our financial statements, and its results are fully reflected in our consolidated financial statements. As of March 31, 2019 and 2018, our economic interest in AB was approximately 66% and 47%, respectively.
Effective Tax Rates
For interim reporting periods, we calculate income tax expense using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur.

Consolidated Results of Operations
The following table summarizes our consolidated statements of income (loss) for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in millions, except earnings per share amounts)
REVENUES
Policy charges and fee income	$931	$966
Premiums	283	279
Net derivative gains (losses)	(1,630)	(236)
Net investment income (loss)	1,015	591
Investment gains (losses), net	(11)	102
Investment management and service fees	999	1,055
Other income	127	117
Total revenues	1,714	2,874

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	880	594
Interest credited to policyholders’ account balances	304	271
Compensation and benefits	509	579
Commissions and distribution-related payments	281	291
Interest expense	56	46
Amortization of deferred policy acquisition costs	198	172
Other operating costs and expenses	410	493
Total benefits and other deductions	2,638	2,446
Income (loss) from continuing operations, before income taxes	(924)	428
Income tax (expense) benefit	215	(91)
Net income (loss)	(709)	337
Less: Net (income) loss attributable to the noncontrolling interest	(66)	(123)
Net income (loss) attributable to Holdings	$(775)	$214

EARNINGS PER SHARE
Earnings per share - Common stock:
Basic	$(1.50)	$0.38
Diluted	$(1.50)	$0.38
Weighted average common shares outstanding: (in millions)
Basic	518.0	561.0
Diluted	518.0	561.0

	Three Months Ended March 31,
	2019	2018
	(in millions)
Non-GAAP Operating Earnings (1)	$509	$483
_______________

(1)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Non-GAAP Operating Earnings for the three months ended March 31, 2018 would have been $442 million.

The following table summarizes our Non-GAAP Operating EPS for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(earnings per share amounts)
Non-GAAP Operating EPS - common stock:
Basic (1)	$0.98	$0.86
Diluted (2)	$0.98	$0.86
_______________

(1)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Non-GAAP Operating EPS - common stock, basic for the three months ended March 31, 2018 would have been $0.79.

(2)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Non-GAAP Operating EPS - common stock, diluted for the three months ended March 31, 2018 would have been $0.79.

The following discussion compares the results for the three months ended March 31, 2019 to the results for the three months ended March 31, 2018.
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Net Income Attributable to Holdings
Net income (loss) attributable to Holdings decreased by $989 million, to a net loss of $775 million for the three months ended March 31, 2019 from net income of $214 million for the three months ended March 31, 2018, primarily driven by the following notable items:

•	Net derivative gains (losses) decreased by $1,394 million mainly due to the higher freestanding derivative losses and increases in the fair value of the GMIBNLG liability.

•
Policyholders’ benefits increased by $286 million mainly due to our Individual Retirement and Protection Solutions segments. The increase in our Individual Retirement segment was primarily due to the favorable impact of higher interest rates in the first quarter of 2018. The assumption updates in the third quarter of 2018 reduced the impact of interest rates on GMxB policyholders’ benefits in the first quarter of 2019. The increase in the Protection Solutions segment mainly reflected higher mortality experience.

•
Investment gains (losses), net decreased by $113 million primarily due to realized losses on the sale of fixed maturities in the first three months of 2019 compared to realized gains on the sale of fixed maturities in first three months of 2018.

•
Revenue from fees and related items ("Fee-type revenue"), including Policy charges and fee income, Premiums, Investment Management service fees and Other income, decreased by $77 million mainly driven by our Investment Management and Research and Individual Retirement segments. The decrease in our Investment Management segment was primarily due to lower performance-based fees and lower Bernstein Research Services revenues. The decrease in the Individual Retirement segment was mainly due to lower average Separate Accounts AV in 2019 compared to 2018 as a result of a decline in equity markets in the fourth quarter of 2018.

•
Interest credited to policyholders’ account balances increased by $33 million mainly driven by our Individual Retirement segment, reflecting an increase in SCS AV and by our Protection Solutions segment, mainly reflecting an increase in Indexed Universal Life products AV due to new business growth, partially offset by higher Net derivative gains (losses).

•
Amortization of DAC increased by $26 million mainly due to higher amortization in our Individual Retirement segment, primarily due to the impact of non-repeating favorable DAC amortization in our SCS product in the first three months of 2018, partially offset by lower amortization in our Protection Solutions segment resulting from no longer being in loss recognition.

•	Interest expense increased by $10 million due to the incurrence of $3.8 billion of indebtedness in April 2018, partially offset by lower repurchase agreement costs.

Partially offsetting this decrease were the following notable items:

•	Net investment income (loss) increased by $424 million mainly due to a change in the market value of trading securities supporting our variable annuity products due to lower interest rates.

•
Compensation, benefits and other operating expenses decreased by $153 million mainly due to the partial settlement of the employee pension plan in the first three months of 2018 and lower separation costs.

•
Earnings attributable to noncontrolling interest decreased by $57 million due to lower AB net income and from the increase in our ownership percentage of AB that reduced the noncontrolling interest's share of AB's net income.

•	Commissions and distribution-related payments decreased by $10 million mainly driven by higher capitalization of commissions.

•	Income tax expense decreased by $306 million driven primarily by a pre-tax loss in the first three months of 2019 compared to pre-tax income in the first three months of 2018.
Non-GAAP Operating Earnings
Non-GAAP Operating Earnings increased by $26 million to $509 million during the three months ended March 31, 2019 from $483 million in the three months ended March 31, 2018, primarily driven by the following notable items. Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Non-GAAP Operating Earnings for the three months ended March 31, 2019 would have increased $67 million from $442 million in the three months ended March 31, 2018. See Note 14, “Business Segment Information” in the Notes to the Consolidated Financial Statements for further details of this prospective change in our Non-GAAP Operating Earnings measure.

•	Net derivative gains (losses) increased by $265 million mainly due to a $279 million increase in our Individual Retirement segment due to decreasing interest rates in 2019 compared to 2018.

•
Net investment income increased by $91 million mainly due to the positive impacts of higher asset balances and yields on our trading securities and seed money and from our General Account investment portfolio optimization, partially offset by lower income from alternative investments.

•
Earnings attributable to the noncontrolling interest decreased by $71 million in our Investment Management and Research segment due to lower AB Operating earnings and from the increase in our ownership percentage of AB that reduced the noncontrolling interest’s share of AB’s Operating earnings.

•
Compensation, benefits and other operating costs and expenses decreased by $56 million mainly due to a decrease in our Investment Management and Research segment driven by the non-recurrence of a $43 million expense related to the impact of adopting revenue recognition standard ASC 606 in 2018 and lower incentive compensation expenses. Excluding our Investment Management and Research segment, these expenses decreased by $3 million driven by our productivity initiatives.

•
Amortization of DAC decreased by $25 million mainly driven by our Protection Solutions segment as this segment is no longer in loss recognition, partially offset by an increase in our Individual Retirement segment, due to the impact of interest rate movements on our SCS block. During the first quarter of 2019, we prospectively modified our Non-GAAP Operating Earnings measure to exclude the impact of timing differences on the Amortization of DAC resulting from SCS market value adjustments. Had the treatment in our Non-GAAP Operating Earnings measure of the Amortization of DAC for SCS been modified in the first quarter of 2018, the SCS-related DAC amortization excluded from Non-GAAP Operating Earnings would have been $52 million lower, decreasing Non-GAAP Operating Earnings. See Note 14, “Business Segment Information” in the Notes to the Consolidated Financial Statements for further details of this prospective change in our Non-GAAP Operating Earnings measure.

•
Income tax expense decreased by $5 million mainly driven by a lower effective tax rate. Had the treatment in our Non-GAAP Operating Earnings measure of the Amortization of DAC for SCS been modified in the first quarter of 2018, income tax benefit excluded from Non-GAAP Operating Earnings would have been $11 million lower. See Note 14, “Business Segment Information” in the Notes to the Consolidated Financial Statements for further details of this prospective change in our Non-GAAP Operating Earnings measure.

Partially offsetting this increase were the following notable items:

•
Policyholders’ benefits increased by $302 million mainly due to our Individual Retirement and Protection Solutions segment. The increase in our Individual Retirement segment, which was offset by an increase in Net derivatives gains (losses), was primarily due to the favorable impact of higher interest rates in the first three months of 2018. The assumption updates in the third quarter of 2018 reduced the impact of interest rates on GMxB policyholders’ benefits in the first quarter of 2019. The increase in the Protection Solutions segment mainly reflected higher mortality experience.

•
Fee-type revenue decreased by $153 million mainly driven by our Investment Management and Research and Individual Retirement segments. The decrease in our Investment Management and Research segment was primarily due to lower performance-based fees, lower Bernstein Research Services revenues and the non-recurrence of a $78 million increase in revenues in the first three months of 2018 from the impact of adopting revenue recognition standard ASC 606 in 2018. The decrease in the Individual Retirement segment was mainly due to lower average Separate Accounts AV in 2019 compared to 2018 as a result of the decline in equity markets in the fourth quarter of 2018.

•
Interest credited to policyholders’ account balances increased by $32 million mainly driven by our Individual Retirement segment, reflecting an increase in SCS AV due to higher sales, and by our Protection Solutions segment, mainly due to our Indexed Universal Life products (partially offset by higher Net derivative gains (losses)).

•	Interest expense in Corporate and Other increased by $10 million due to the incurrence of $3.8 billion of indebtedness in April 2018, partially offset by lower repurchase agreement costs.
Results of Operations by Segment
We manage our business through the following four segments: Individual Retirement, Group Retirement, Investment Management and Research, and Protection Solutions. We report certain activities and items that are not included in our four segments in Corporate and Other. The following section presents our discussion of Operating earnings (loss) by segment and AUM, AV and Protection Solutions Reserves by segment, as applicable. Consistent with U.S. GAAP guidance for segment reporting, Operating earnings (loss) is our U.S. GAAP measure of segment performance. See Note 14 of the Notes to the Consolidated Financial Statements for further information on our segments.
The following table summarizes Operating earnings (loss) by segment and Corporate and Other for the periods presented:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Operating earnings (loss):
Individual Retirement (1)	$370	$368
Group Retirement	81	76
Investment Management and Research	77	81
Protection Solutions	49	35
Corporate and Other	(68)	(77)
Non-GAAP Operating Earnings (2)	$509	$483
______________

(1)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Operating earnings for the three months ended March 31, 2018 for the Individual Retirement segment would have been $327 million.

(2)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Non-GAAP Operating Earnings for the three months ended March 31, 2018 would have been $442 million.

Effective Tax Rates by Segment
For interim reporting periods, we calculate income tax expense using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. Income tax expense is calculated using the ETR and then allocated to our business segments using a 16% ETR for our retirement and protection businesses (Individual Retirement, Group Retirement, and Protection Solutions) and a 28% ETR for Investment Management and Research.

Individual Retirement
The Individual Retirement segment includes our variable annuity products which primarily meet the needs of individuals saving for retirement or seeking retirement income.
The following table summarizes Operating earnings of our Individual Retirement segment for the periods presented:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Operating earnings (1)	$370	$368
_______________

(1)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Operating earnings for the three months ended March 31, 2018 for the Individual Retirement segment would have been $327 million.

Key components of Operating earnings are:

	Three Months Ended March 31,
	2019	2018
	(in millions)
REVENUES
Policy charges, fee income and premiums	$498	$529
Net investment income	268	228
Net derivative gains (losses)	63	(216)
Investment management, service fees and other income	178	188
Segment revenues	$1,007	$729

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$244	$(9)
Interest credited to policyholders’ account balances	62	59
Commissions and distribution-related payments	66	72
Amortization of deferred policy acquisition costs (1)	83	44
Compensation, benefits and other operating costs and expenses	111	106
Interest expense	—	—
Segment benefits and other deductions (2)	$566	$272
_______________

(1)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Amortization of deferred policy acquisition costs for the three months ended March 31, 2018 for the Individual Retirement segment would have been $96 million.

(2)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Segment benefits and other deductions for the three months ended March 31, 2018 for the Individual Retirement segment would have been $324 million.

The following table summarizes AV for our Individual Retirement segment as of the dates indicated:

	As of
	March 31, 2019	December 31, 2018
	(in millions)
AV
General Account	$22,677	$20,631
Separate Accounts	79,821	73,958
Total AV	$102,498	$94,589

The following table summarizes a roll-forward of AV for our Individual Retirement segment for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Balance as of beginning of period	$94,589	$103,423
Gross premiums	2,038	1,786
Surrenders, withdrawals and benefits	(2,126)	(2,248)
Net flows	(88)	(462)
Investment performance, interest credited and policy charges	7,997	(1,172)
Balance as of end of period	$102,498	$101,789
Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018 for the Individual Retirement Segment
Operating earnings
Operating earnings increased by $2 million to $370 million in the three months ended March 31, 2019 from $368 million in the three months ended March 31, 2018 primarily attributable to the following. Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Operating earnings for the three months ended March 31, 2019 would have increased $43 million from $327 million in the three months ended March 31, 2018. See Note 14, “Business Segment Information” in the Notes to the Consolidated Financial Statements for further details of this prospective change in our Operating earnings measure.

•	Increase in Net investment income of $40 million resulting from the positive impact on SCS AV of higher asset balances and yields and from our General Account investment portfolio optimization.

•
Improvement in GMxB results of $9 million primarily due to assumption updates in the third quarter of 2018. GMxB results include Policy charges and fee income, Net derivative gains (losses) and Policyholders’ benefits.

•
Decrease in Income tax expense of $16 million driven by a lower effective tax rate. Had the treatment in our Non-GAAP Operating Earnings measure of the Amortization of DAC for SCS been modified in the first quarter of 2018, income tax benefit excluded from Operating earnings would have been $11 million lower. See Note 14, “Business Segment Information” in the Notes to the Consolidated Financial Statements for further details of this prospective change in our Non-GAAP Operating Earnings measure.

The increase was partially offset by:

•
Increase in Amortization of DAC of $39 million, primarily due to the impact of interest rate movements on our SCS block. During the first quarter of 2019, we prospectively modified our Operating earnings measure to exclude the impact of timing differences on the Amortization of DAC resulting from SCS market value adjustments. Had the treatment in our Operating earnings measure of the Amortization of DAC for SCS been modified in the first quarter of 2018, the SCS-related DAC amortization excluded from Operating earnings would have been $52 million lower. See Note 14, “Business Segment Information” in the Notes to the Consolidated Financial Statements for further details of this prospective change in our Operating earnings measure.

•	Fee-type revenue decreased by $30 million mainly due to lower average Separate Accounts AV in 2019 compared to 2018 as a result of the sharp decline in equity markets in the fourth quarter of 2018.
Net Flows and AV

•	The increase in AV of $7.9 billion was mainly due to the positive impact of higher equity markets offsetting net outflows in our older fixed-rate GMxB block.

•	Net outflows of $88 million improved by $374 million compared to 2018, driven by higher deposits in our current product offerings and lower surrenders in our older fixed-rate GMxB block.

Group Retirement
The Group Retirement segment offers tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses.
The following table summarizes Operating earnings of our Group Retirement segment for the periods presented:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Operating earnings	$81	$76
Key components of Operating earnings are:

	Three Months Ended March 31,
	2019	2018
	(in millions)
REVENUES
Policy charges, fee income and premiums	$65	$64
Net investment income	134	131
Net derivative gains (losses)	4	(1)
Investment management, service fees and other income	48	44
Segment revenues	$251	$238

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$—	$—
Interest credited to policyholders’ account balances	73	70
Commissions and distribution-related payments	10	10
Amortization of deferred policy acquisition costs	12	11
Compensation, benefits and other operating costs and expenses	60	54
Interest expense	—	—
Segment benefits and other deductions	$155	$145

The following table summarizes AV for our Group Retirement segment as of the dates indicated:

	As of
	March 31, 2019	December 31, 2018
	(in millions)
AV
General Account	$11,752	$11,619
Separate Accounts	23,325	20,782
Total AV	$35,077	$32,401

The following table summarizes a roll-forward of AV for our Group Retirement segment for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Balance as of beginning of period	$32,401	$33,906
Gross premiums	840	837
Surrenders, withdrawals and benefits	(733)	(736)

	Three Months Ended March 31,
	2019	2018
	(in millions)
Net flows	107	101
Investment performance, interest credited and policy charges	2,569	(89)
Balance as of end of period	$35,077	$33,918
Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018 for the Group Retirement Segment
Operating earnings
Operating earnings increased by $5 million to $81 million in the three months ended March 31, 2019 from $76 million in the three months ended March 31, 2018 primarily attributable to the following:

•	Increase in fee-type revenue of $5 million due to a 1% increase in the average Separate Accounts AV reflecting higher equity markets.

•	Increase in net investment income of $3 million due to our General Account investment portfolio optimization.
The increase was partially offset by the following:

•	Increase in Compensation and benefits and other operating costs and expenses of $6 million to support new business.

•	Increase in Interest credited to policyholders’ account balances of $3 million due to AV growth.
Net Flows and AV

•	The increase in the AV of $2.7 billion was primarily due to higher equity markets and positive net flows.

•	Net inflows of $107 million improved by $6 million compared to 2018, driven by strong inflows and improved surrenders.
Investment Management and Research
The Investment Management and Research segment provides diversified investment management, research and related services to a broad range of clients around the world. Operating earnings (loss), net of tax, presented here represents our economic interest in AB of approximately 66% during the first three months of 2019 compared to approximately 47% during the first three months of 2018.
The following table summarizes Operating earnings of our Investment Management and Research segment for the periods presented:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Operating earnings	$77	$81
Key components of Operating earnings are:

	Three Months Ended March 31,
	2019	2018
	(in millions)
REVENUES
Policy charges, fee income and premiums	$—	$—
Net investment income	24	3
Net derivative gains (losses)	(20)	2

	Three Months Ended March 31,
	2019	2018
	(in millions)
Investment management, service fees and other income	776	904
Segment revenues	$780	$909

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$—	$—
Interest credited to policyholders’ account balances	—	—
Commissions and distribution-related payments	106	110
Amortization of deferred policy acquisition costs	—	—
Compensation, benefits and other operating costs and expenses	509	562
Interest expense	4	2
Segment benefits and other deductions	$619	$674
Changes in AUM in the Investment Management and Research segment for the periods presented were as follows:

	Three Months Ended March 31,
	2019	2018
	(in billions)
Balance as of beginning of period	$516.4	$554.5
Long-term flows:
Sales/new accounts	23.1	34.1
Redemptions/terminations	(18.2)	(31.2)
Cash flow/unreinvested dividends	(3.8)	(5.3)
Net long-term (outflows) inflows	1.1	(2.4)
Market appreciation (depreciation)	37.2	(2.6)
Net change	38.3	(5.0)
Balance as of end of period	$554.7	$549.5
Average AUM in the Investment Management and Research segment for the periods presented by distribution channel and investment services were as follows:

	Three Months Ended March 31,
	2019	2018
	(in billions)
Distribution Channel:
Institutions	$252.2	$269.3
Retail	193.4	194.0
Private Wealth Management	93.6	93.8
Total	$539.2	$557.1

Investment Service:
Equity Actively Managed	$148.5	$142.9
Equity Passively Managed (1)	53.9	54.3
Fixed Income Actively Managed – Taxable	223.4	243.3
Fixed Income Actively Managed – Tax-exempt	42.6	40.6
Fixed Income Passively Managed (1)	9.4	10.0
Other (2)	61.4	66.0
Total	$539.2	$557.1

______________

(1)	Includes index and enhanced index services.

(2)	Includes multi-asset solutions and services, and certain alternative investments.
Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018 for the Investment Management and Research Segment
Operating earnings
Operating earnings decreased by $4 million in the three months ended March 31, 2019 to $77 million from $81 million in the three months ended March 31, 2018 primarily attributable to the following:

•
Decrease in Fee-type revenue of $128 million primarily due to lower performance-based fees, lower Bernstein Research Services revenues and the non-recurrence of a $78 million increase in revenues in the first three months of 2018 from the impact of adopting revenue recognition standard ASC 606 in 2018.

•	Net derivative gains (losses) decreased $22 million primarily due to derivative losses mainly offsetting the increase in Net investment income.
This decrease was partially offset by the following:

•
Earnings attributable to the noncontrolling interest decreased by $72 million due to lower AB Operating earnings and from the increase in our ownership percentage of AB that reduced the noncontrolling interest’s share of AB’s Operating earnings.

•
Decrease in Compensation, benefits, interest expense and other operating costs of $51 million primarily due to the non-recurrence of a $43 million expense related to the impact of adopting revenue recognition standard ASC 606 in 2018 and lower incentive compensation expenses.

•	Increase in Net investment income of $21 million mainly offsetting the decrease in Net derivative gains (losses).
Long-Term Net Flows and AUM

•
Total AUM as of March 31, 2019 was $554.7 billion, up $38.3 billion, or 7.4%, compared to December 31, 2018. The increase was driven by market appreciation of $37.2 billion and net inflows of $1.1 billion (net inflows of $5.3 billion and $0.5 billion for Retail and Private Wealth Management, respectively, offset by Institutional net outflows of $4.7 billion).

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
The following table summarizes Operating earnings (loss) of our Protection Solutions segment for the periods presented:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Operating earnings	$49	$35

Key components of Operating earnings are:

	Three Months Ended March 31,
	2019	2018
	(in millions)
REVENUES
Policy charges, fee income and premiums	$542	$540
Net investment income	224	220
Net derivative gains (losses)	10	(1)
Investment management, service fees and other income	55	55
Segment revenues	$831	$814

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$452	$409
Interest credited to policyholders’ account balances	138	122
Commissions and distribution-related payments	38	32
Amortization of deferred policy acquisition costs	50	113
Compensation, benefits and other operating costs and expenses	95	96
Interest expense	—	—
Segment benefits and other deductions	$773	$772

The following table summarizes Protection Solutions Reserves for our Protection Solutions segment as of the dates presented:

	As of
	March 31, 2019	December 31, 2018
	(in millions)
Protection Solutions Reserves (1)
General Account	$17,731	$17,562
Separate Accounts	12,572	11,393
Total Protection Solutions Reserves	$30,303	$28,955
______________

(1)	Does not include Protection Solutions Reserves for our Employee Benefits business as it is a start-up business and therefore has immaterial in-force policies.
The following table presents our in-force face amounts for the periods indicated, respectively, for our individual life insurance products:

	As of
	March 31, 2019	December 31, 2018
	(in billions)
In-force face amount by product: (1)
Universal Life (2)	$55.1	$55.9
Indexed Universal Life	23.6	22.9
Variable Universal Life (3)	127.4	127.3
Term	235.1	234.9
Whole Life	1.5	1.4
Total in-force face amount	$442.7	$442.4
______________

(1)	Includes individual life insurance and does not include Employee Benefits as it is a start-up business and therefore has immaterial in-force policies.

(2)	Universal Life includes Guaranteed Universal Life.

(3)	Variable Universal Life includes VL and COLI.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018 for the Protection Solutions Segment
Operating earnings
Operating earnings increased by $14 million to $49 million in the three months ended March 31, 2019 compared to $35 million in the three months ended March 31, 2018 primarily attributable to the following:

•	Decrease in Amortization of DAC of $63 million as the Protection Solutions segment is no longer in loss recognition.

•
Net derivative gains (losses) increased $11 million primarily attributable to our Indexed Universal Life hedging program, partially offset by the increase in Interest credited to policyholders’ account balances.

•
Increase in Net investment income of $4 million primarily due to the positive impact of our General Account investment portfolio optimization, partially offset by lower income from alternative investments.

This increase was partially offset by the following:

•	Increase in Policyholders’ benefits of $43 million mainly due to higher mortality experience.

•	Interest credited to policyholders’ account balances increased $16 million primarily due to our Indexed Universal Life products (partially offset by higher Net derivative gains (losses)).

•	Increase in Commissions and distribution-related payments of $6 million due to higher sales in our Individual Life and Employee Benefits businesses.
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
The following table summarizes Operating earnings (loss) of Corporate and Other for the periods presented:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Operating earnings (loss)	$(68)	$(77)
General Account Investment Portfolio
The General Account investment portfolio supports the insurance and annuity liabilities of our Individual Retirement, Group Retirement and Protection Solutions businesses. Our General Account investment portfolio investment strategy seeks to achieve sustainable risk-adjusted returns by focusing on principal preservation, investment return, duration and liquidity requirements by product class and the diversification of risks. Investment activities are undertaken according to investment policy statements that contain internally established guidelines and are required to comply with applicable laws and insurance regulations. Risk tolerances are established for credit risk, market risk, liquidity risk and concentration risk across types of issuers and asset classes and that seek to mitigate the impact of cash flow variability arising from these risks.
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
As part of our asset and liability management strategies, we maintain a weighted average duration for our General Account investment portfolio that is within an acceptable range of the estimated duration of our liabilities given our risk appetite and hedging programs. Our asset and liability management strategies are applied to portfolio duration groups within the General Account investment portfolio. For example, we maintain a “short duration” group comprised primarily of investment grade fixed maturity securities that are aligned with the duration of product liabilities with an average duration of less than six years (e.g., our SCS product). As of March 31, 2019 and December 31, 2018, 67% and 69% of the fixed maturities in the short duration group were rated NAIC 1, and 33% and 31% were rated NAIC 2, respectively. During the first quarter of 2019, new purchases from both new money flows and portfolio rebalancing activity were designated as available-for-sale (“AFS”) included in fixed maturities. The remaining trading securities in the Short Duration VA portfolio will be opportunistically rebalanced to AFS and shown with fixed maturities, which is consistent with other portfolios in our General Account. We expect this rebalancing to largely occur over the next several quarters. New AFS assets included in fixed maturities was $3.7 billion as of March 31, 2019.
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

	Three Months Ended March 31,				Year Ended December 31, 2018 (2)
	2019		2018
	Yield	Amount (2)	Yield	Amount (2)
	(Dollars in millions)
Fixed Maturities:
Income (loss)	3.65%	$435	3.72%	$417	$1,732
Ending assets		48,767		43,953	46,447
Mortgages:
Income (loss)	4.41%	132	4.18%	116	494
Ending assets		12,117		11,333	11,835
Real Estate Held for the Production of Income:
Interest expense and other	(1.67)%	(1)	(1.91)%	(4)	(6)
Ending assets		68		52	52
Other Equity Investments (1):
Income (loss)	4.76%	16	12.59%	41	133
Ending assets		1,336		1,298	1,354
Policy Loans:
Income (loss)	5.62%	53	5.71%	54	215
Ending assets		3,766		3,776	3,779
Cash and Short-Term Investments:
Income (loss)	—%	—	0.38%	4	21
Ending assets		3,243		4,220	3,332
Repurchase and Funding Agreements:
Interest expense and other		(25)		(24)	(104)
Ending assets (liabilities)		(4,001)		(4,897)	(4,561)
Total Invested Assets:
Income (loss)	3.83%	610	3.98%	604	2,485
Ending assets		65,296		59,735	62,238
Short Duration Fixed Maturities:
Income (loss)	2.98%	101	2.16%	67	333
Ending assets		12,262		12,802	14,818
Total:
Investment income (loss)	3.68%	711	3.67%	671	2,818
Less: investment fees	(0.08)%	(16)	(0.08)%	(15)	(62)
Investment income, net	3.60%	$695	3.59%	$656	$2,756
Ending Net Assets		$77,558		$72,537	$77,056
______________

(1)	Includes Other invested assets of $209 million, $170 million and $211 million as of March 31, 2019, March 31, 2018 and December 31, 2018 respectively,

(2)
Amount for fixed maturities and mortgages represents original cost, reduced by repayments, write-downs, adjusted amortization of premiums, accretion of discount and valuation allowances. Cost for equity securities represents original cost reduced by write-downs. Cost for other limited partnership interests represents original cost adjusted for equity in earnings and reduced by distributions.

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
Fixed Maturities by Industry (1)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total (%)
	(in millions)
As of March 31, 2019:
Corporate Securities:
Finance	$7,452	$180	$31	$7,601	15%
Manufacturing	10,244	251	83	10,412	21%
Utilities	4,440	148	39	4,549	9%
Services	4,927	145	34	5,038	10%
Energy	2,499	91	14	2,576	5%
Retail and wholesale	2,476	64	13	2,527	5%
Transportation	1,447	51	20	1,478	3%
Other	164	5	—	169	—%
Total corporate securities	33,649	935	234	34,350	68%
U.S. government	12,954	602	214	13,342	27%
Residential mortgage-backed (2)	217	11	—	228	1%
Preferred stock	428	16	4	440	1%
State & municipal	414	56	—	470	1%
Foreign governments	485	28	7	506	1%
Asset-backed securities	620	1	4	617	1%
Total	$48,767	$1,649	$463	$49,953	100%

As of December 31, 2018
Corporate Securities:
Finance	$6,343	$77	$124	$6,296	14%
Manufacturing	9,123	105	273	8,955	20%
Utilities	4,413	80	121	4,372	9%
Services	4,317	52	102	4,267	9%
Energy	2,347	40	75	2,312	5%
Retail and wholesale	2,163	19	49	2,133	5%
Transportation	1,357	29	54	1,332	3%
Other	171	4	2	173	—%
Total corporate securities	30,234	406	800	29,840	65%
U.S. government and agency	13,989	295	470	13,814	30%
Residential mortgage-backed (2)	225	9	—	234	1%
Preferred stock	448	15	18	445	1%
State & municipal	415	48	1	462	1%
Foreign governments	524	19	13	530	1%
Asset-backed securities	612	1	12	601	1%
Total	$46,447	$793	$1,314	$45,926	100%
______________

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

(2)	Includes publicly traded agency pass-through securities and collateralized obligations.

Fixed Maturities Credit Quality
The Securities Valuation Office (“SVO”) of the National Association of Insurance Commissioners (“NAIC”) evaluates the investments of insurers for regulatory reporting purposes and assigns fixed maturities to one of six categories (“NAIC Designations”). NAIC Designations of “1” or “2” include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody’s or BBB- or higher by Standard & Poor’s. NAIC Designations of “3” through “6” are referred to as below investment grade, which include securities rated Ba1 or lower by Moody’s and BB+ or lower by Standard & Poor’s. As a result of time lags between the funding of investments and the completion of the SVO filing process, the fixed maturity portfolio typically includes securities that have not yet been rated by the SVO as of each balance sheet date. Pending receipt of SVO ratings, the categorization of these securities by NAIC designation is based on the expected ratings indicated by internal analysis.
The following table sets forth the General Account’s fixed maturities portfolio by NAIC rating at the dates indicated.
Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

		(in millions)
As of March 31, 2019:
1	Aaa, Aa, A	$32,436	$1,189	$299	$33,326
2	Baa	15,169	452	143	15,478
	Investment grade	47,605	1,641	442	48,804
3	Ba	657	4	8	653
4	B	485	2	11	476
5	Caa	16	1	1	16
6	Ca, C	4	1	1	4
	Below investment grade	1,162	8	21	1,149
Total Fixed Maturities		$48,767	$1,649	$463	$49,953

As of December 31, 2018:
1	Aaa, Aa, A	$30,805	$587	$835	$30,557
2	Baa	14,541	202	437	14,306
	Investment grade	45,346	789	1,272	44,863
3	Ba	589	1	18	572
4	B	489	1	22	468
5	Caa	18	1	1	18
6	Ca, C	5	1	1	5
	Below investment grade	1,101	4	42	1,063
Total Fixed Maturities		$46,447	$793	$1,314	$45,926

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

Mortgage Loans by Region and Property Type

	March 31, 2019		December 31, 2018
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(in millions)
By Region:
U.S. Regions:
Pacific	$3,385	27.8%	$3,288	27.7%
Middle Atlantic	3,201	26.4	3,183	26.9
South Atlantic	1,366	11.3	1,207	10.2
East North Central	979	8.1	963	8.1
Mountain	1,017	8.4	1,014	8.6
West North Central	904	7.5	910	7.7
West South Central	567	4.7	578	4.9
New England	555	4.6	556	4.7
East South Central	143	1.2	143	1.2
Total Mortgage Loans	$12,117	100.0%	$11,842	100.0%

By Property Type:
Office	$3,971	32.8%	$3,977	33.6%
Multifamily	3,608	29.8	3,440	29.0
Agricultural loans	2,730	22.5	2,695	22.8
Retail	667	5.5	667	5.6
Industrial	413	3.4	333	2.8
Hospitality	383	3.2	384	3.3
Other	345	2.8	346	2.9
Total Mortgage Loans	$12,117	100.0%	$11,842	100.0%

The General Account investment portfolio reflects certain differences from the presentation of the U.S. GAAP Consolidated Financial Statements. This presentation is consistent with how we manage the General Account investment portfolio. For further investment information, please refer to Note 3 and Note 4 in the Notes to the Consolidated Financial Statements.
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
Cash Distributions from Our Subsidiaries
In 2019, Holdings received net cash distributions from AB of $124 million. Also, it received $576 million from AXA Equitable Life as repayment of principal $572 million and interest of $4 million related to a $572 million surplus note. In 2018, Holdings received net cash distributions from subsidiaries of $1.4 billion. These net cash distributions comprised $1.1 billion in dividends from our insurance subsidiaries, $255 million in distributions from AB and $45 million in distributions from AXA Advisors.
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
Applying the formulas under the dividend standards above, AXA Equitable Life could pay ordinary dividends in 2019 of up to $2.1 billion under the Earned Surplus Standard, assuming the amount was limited to the amount of AXA Equitable Life’s positive unassigned funds as described above. However, in connection with the AB Ownership Transfer, AXA Equitable Life agreed with the NYDFS that it would not seek a dividend of greater than $1.0 billion under the Earned Surplus Standard during 2019.
The repayment of the $572 million surplus note in March 2019 and the full utilization of the $1.0 billion dividend capacity as agreed with the NYDFS would result in a total cash payout from AXA Equitable Life of $1,572 million in 2019.  Accordingly, we believe that our agreement with the NYDFS will not impact Holdings’ ability to meet its liquidity needs, dividend and share repurchases capacity or target payout range of Non-GAAP Operating Earnings for 2019.
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
Holdings and its non-insurance company subsidiaries hold approximately 167.5 million AB Units, 4.0 million AB Holding Units, the 1% General Partnership interest in ABLP and MLOA holds 2.6 million AB Units. Because MLOA is subject to regulatory restrictions on the amount of dividends it may pay, distributions it receives from AB may not be distributable to Holdings.
As of March 31, 2019, the ownership structure of ABLP, including AB Units outstanding as well as the general partner’s 1% interest, was as follows:

Owner	Percentage Ownership
Holdings and its non-insurance subsidiaries	63.0%
MLOA	1.0%
AB Holding	35.2%
Unaffiliated holders	0.8%
Total	100.0%
Including both the general partnership and limited partnership interests in AB Holding and ABLP, Holdings and its subsidiaries had an approximate 66% economic interest in AB as of March 31, 2019.
Holdings Credit Facilities
We have a $2.5 billion five-year senior unsecured revolving credit facility (the “Revolver”), which may provide significant support to our liquidity position when alternative sources of credit are limited. In addition to the Revolver, we entered into letter of credit facilities with an aggregate principal amount of approximately $1.9 billion (the “LOC Facilities”), primarily to be used to support our life insurance business reinsured to EQ AZ Life Re in April 2018.
In May 2018, we borrowed $300 million under a $500 million three-year senior unsecured delayed draw term loan agreement (the “DDTL”) and terminated the remaining $200 million capacity. The Revolver and DDTL contain certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries and the dollar amount of secured indebtedness that may be incurred by us, which could restrict our operations and use of funds. The right to borrow funds under the Revolver, DDTL and LOC Facilities is subject to the fulfillment of certain conditions, including compliance with all covenants, and the ability to borrow thereunder is also subject to the continued ability of the lenders that are or will be parties to the facilities to provide funds. As of March 31, 2019, we were in compliance with these covenants. For additional information regarding the covenants in the facilities and the conditions to borrowing thereunder, see “Part I Item 1A-Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2018.
Contingent Funding Arrangements
In April 2019, pursuant to separate Purchase Agreements among us, Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers, and the Trusts (as defined below), Pine Street Trust I, a Delaware statutory trust (the “2029 Trust”), completed the issuance and sale of 600,000 of its Pre-Capitalized Trust Securities redeemable February 15, 2029 (the “2029 P-Caps”) for an aggregate purchase price of $600 million and Pine Street Trust II, a Delaware statutory trust (the “2049

Trust” and, together with the 2029 Trust, the “Trusts”), completed the issuance and sale of 400,000 of its Pre-Capitalized Trust Securities redeemable February 15, 2049 (the “2049 P-Caps” and, together with the 2029 P-Caps, the “P-Caps”) for an aggregate purchase price of $400 million, in each case to qualified institutional buyers in reliance on Rule 144A that are also “qualified purchasers” for purposes of Section 3(c)(7) of the Investment Company Act of 1940, as amended. The P-Caps are a contingent funding arrangement that, upon our election, gives us the right over a ten-year period (in the case of the 2029 Trust) or over a thirty-year period (in the case of the 2049 Trust) to issue senior notes to the Trusts. The Trusts each invested the proceeds from the sale of their P-Caps in separate portfolios of principal and/or interest strips of U.S. Treasury securities.
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
Dividend Declared and Paid
On February 14, 2019, Holdings’ Board of Directors declared a quarterly cash dividend of $0.13 per share of common stock, payable on March 15, 2019 to all stockholders of record as of the close of business on March 5, 2019.
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
On March 25, 2019, AXA completed a follow-on secondary offering of 46 million shares of common stock of Holdings and the sale to Holdings of 30 million shares of common stock of Holdings. Following the completion of this secondary offering and the share buyback by Holdings, AXA owns 48.3% of the shares of common stock of Holdings. As a result, Holdings is no longer a majority owned subsidiary of AXA. Following the completion of the share buyback by Holdings, Holdings had $200 million remaining under its share repurchase program authorization.
Accelerated Share Repurchase Agreement
In January 2019, Holdings entered into an Accelerated Share Repurchase agreement (the “ASR”) with a third-party financial institution to repurchase an aggregate of $150 million of Holdings’ common stock. Holdings received 7 million shares upon entering the ASR in January and one million shares upon settlement of the ASR, which terminated on March 1, 2019. For additional information on the ASR, see “Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds”.
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
See “—General Account Investment Portfolio” and Notes 3 and 4 for a description of our retirement and protection businesses’ portfolio of liquid assets.
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
FHLB Membership
AXA Equitable Life is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides AXA Equitable Life with access to collateralized borrowings and other FHLBNY products. At March 31, 2019, Holdings had $1.6 billion of outstanding short-term funding agreements and $2.4 billion of long-term outstanding funding agreements issued to the FHLBNY and had posted $6.0 billion securities as collateral for funding agreements. In addition, AXA Equitable Life implemented a hedge to lock in the funding agreements borrowing rate, and $11 million of hedge impact was reported as funding agreement carrying value. MLOA is a member of the Federal Home Loan Bank of San Francisco.
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

As of March 31, 2019 and December 31, 2018, AB had $540 million and $521 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 2.7% for both periods. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first three months of 2019 and the full year 2018 were $519 million and $350 million, respectively, with weighted average interest rates of approximately 2.7% and 2.0%, respectively.
AB has a $800 million committed, unsecured senior revolving credit facility (the “AB Credit Facility”) that matures September 27, 2023. The credit facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $200 million. Any such increase is subject to the consent of the affected lenders. The AB Credit Facility is available for AB and SCB LLC, for business purposes, including the support of AB’s commercial paper program. Both AB and SCB LLC can draw directly under the AB Credit Facility and AB management expects to draw on the AB Credit Facility from time to time. AB has agreed to guarantee the obligations of SCB LLC under the AB Credit Facility.
The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of March 31, 2019, AB was in compliance with these covenants.
As of March 31, 2019 and December 31, 2018, AB and SCB LLC had no amounts outstanding under the AB Credit Facility. During the first three months of 2019 and the full year 2018, AB and SCB LLC did not draw upon the AB Credit Facility.
AB has a $200 million committed, unsecured senior revolving credit facility (the “AB Revolver”) that matures on November 16, 2021. The AB Revolver is available for AB’s and SCB LLC’s business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC’s operations. Both AB and SCB LLC can draw directly under the AB Revolver and management expects to draw on the AB Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the AB Revolver. The AB Revolver contains affirmative, negative and financial covenants that are identical to those of the AB Credit Facility. As of March 31, 2019, AB had no amounts outstanding under the AB Revolver. As of December 31, 2018, AB had $25 million outstanding under the AB Revolver with an interest rate of 3.4%. Average daily borrowing of the AB Revolver during the first three months of 2019 and full year 2018 were $26 million and $19 million, respectively, with weighted average interest rates of approximately 3.4% and 2.8%, respectively.
In addition, SCB LLC also has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit SCB LLC to borrow up to an aggregate of $175 million, with AB named as an additional borrower, while the other line has no stated limit. As of March 31, 2019 and December 31, 2018, SCB LLC had no bank loans outstanding. Average daily borrowings of bank loans during first three months of 2019 and full year 2018 were $2 million and $3 million, respectively, with weighted average interest rates of approximately 1.5% and 1.6%, respectively.
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

	Three Months Ended March 31,
	2019	2018
	(in millions)
Cash and Cash Equivalents, beginning of period	$4,469	$4,814
Net cash provided by (used in) operating activities	(109)	(247)
Net cash provided by (used in) investing activities	(70)	116
Net cash provided by (used in) financing activities	838	1,400
Net increase (decrease)	659	1,269
Effect of exchange rate changes on cash and cash equivalents	1	8
Cash and Cash Equivalents, end of period	$5,129	$6,091
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Cash and cash equivalents at March 31, 2019 were $5.1 billion, a decrease of $1.0 billion from $6.1 billion at March 31, 2018.
Net cash used in operating activities was $(109) million in the first three months of 2019; a decrease of $138 million from the $(247) million net cash used in operating activities in the first three months of 2018. Cash flows from operating activities include such sources as premiums, investment management and advisory fees and investment income offset by such uses as life insurance benefit payments, policyholder dividends, compensation payments, other cash expenditures and tax payments.
Net cash used in investing activities was $(70) million in the first three months of 2019; $186 million less than the $116 million net cash provided by investing activities in the first three months of 2018. The decrease was primarily related to $331 million higher cash outflows from cash settlements related to derivatives, a $346 million decrease in repayment of loans to affiliates and $844 million lower net change in short-term investments. These were offset by $900 million higher net sales of investments and $515 million lower payables for investments as compared to the first three months of 2018.
Cash flows provided by financing activities were $838 million in the first three months of 2019; $562 million lower than the $1,400 million net cash provided by financing activities in the first three months of 2018. The decrease was primarily driven by $744 million cash paid to repurchase common stock, $590 million net decrease in securities sold under repurchase agreements, $373 million lower cash inflows for purchases of noncontrolling interest of consolidated company-sponsored investment funds, $173 million lower cash inflows from short-term financings and $53 million higher dividends paid to shareholders. These were offset by $552 million higher cash inflows due to net pledges of collateral, a $470 million decrease in repayments of loans to affiliates, $415 million higher net deposits to policyholders' account balances and $67 million lower cash outflows from the distribution to noncontrolling interest of consolidated subsidiaries.
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
We target to maintain an asset level for all variable annuity products at or above a CTE98 level. For our non-variable annuity insurance liabilities, we target to maintain an RBC ratio of 350%–400%.
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
Description of Certain Indebtedness
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

	March 31, 2019
	Holdings	AB	Consolidated
	(in millions)
Short-term debt:
AB commercial paper (with interest rate of 2.7%)	$—	$540	$540
Total short-term debt	—	540	540

Long-term debt:
Senior Notes (5.00%, due 2048)	1,480	—	1,480
Senior Notes (4.35%, due 2028)	1,486	—	1,486
Senior Notes (3.90%, due 2023)	794	—	794
Delayed Draw Term Loan (3-month LIBOR + 1.125%, due 2021)	300	—	300
Senior Debentures, 7.0%, due 2028	349	—	349
Total long-term debt	4,409	—	4,409
Total borrowings	$4,409	$540	$4,949

	December 31, 2018
	Holdings	AB	Consolidated
	(in millions)
Short-term debt:
AB commercial paper (with interest rate of 2.7%)	$—	$521	$521
AB revolving credit facility (with interest rate of 3.4%)	—	25	25
Total short-term debt	—	546	546

	December 31, 2018
	Holdings	AB	Consolidated
	(in millions)
Long-term debt:
Senior Notes (5.00%, due 2048)	1,480	—	1,480
Senior Notes (4.35%, due 2028)	1,486	—	1,486
Senior Notes (3.90%, due 2023)	794	—	794
Delayed Draw Term Loan (3-month LIBOR + 1.125%, due 2021)	300	—	300
Senior Debentures, 7.0%, due 2028	349	—	349
Total long-term debt	4,409	—	4,409
Total borrowings	$4,409	$546	$4,955
Notes and Debentures
In April 2018, we issued $3.8 billion in aggregate principal amount of notes (consisting of $800 million aggregate principal amount of 3.9% Senior Notes due 2023, $1.5 billion aggregate principal amount of 4.35% Senior Notes due 2028 and $1.5 billion aggregate principal amount of 5.0% Senior Notes due 2048) to third party investors. As of March 31, 2019, we had outstanding $349 million aggregate principal amount of 7.0% Senior Debentures due 2028 (the “Senior Debentures”).
The Senior Notes and Senior Debentures contain customary affirmative and negative covenants, including a limitation on certain liens and a limit on the Company’s ability to consolidate, merge or sell or otherwise dispose of all or substantially all of its assets. The Senior Notes and Senior Debentures also include customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding Senior Notes and Senior Debentures may be accelerated. As of March 31, 2019, we were in compliance with all covenants.
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

	AM Best	S&P	Moody’s
Last review date	12/17/2018	12/11/2018	9/18/2018
Financial Strength Ratings:
AXA Equitable Life	A	A+	A2
MLOA	A	A+	A2

Credit Ratings:
Holdings	bbb+	BBB+	Baa2

Last Review Date		11/9/2018	10/05/2018
AB	—	A/Stable/A-1	A2

SUPPLEMENTARY INFORMATION
We are involved in a number of ventures and transactions with AXA and certain of its affiliates. See Note 11 of the Notes to the Consolidated Financial Statements included herein and Note 12 in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2018.
Contractual Obligations
Our consolidated contractual agreements include policyholder obligations, long-term debt, commercial paper, employee benefits, operating leases and various funding commitments. See “Supplementary Information – Contractual Obligations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2018 for additional information.
Off-Balance Sheet Arrangements
At March 31, 2019, we were not a party to any off-balance sheet transactions other than those guarantees and commitments described in Note 13 of the Notes to the Consolidated Financial Statements included herein.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in our consolidated financial statements included elsewhere herein. For a discussion of our significant accounting policies, see Note 2 of the Notes to the Consolidated Financial Statements included in our 2018 Form 10-K. The most critical estimates include those used in determining:

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
A discussion of each of the critical accounting estimates may be found in the 2018 Form 10-K in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative disclosures about market risk described in the Annual Report on Form 10-K for the year ended December 31, 2018 in “Quantitative and Qualitative Disclosures About Market Risk”.

Item 4.
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The management of the Company, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2019. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.
Due to the material weaknesses described below, the Company’s CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2019.
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

While progress has been made to remediate both material weaknesses, as of March 31, 2019, we are still in the process of developing and implementing the enhanced processes and procedures and testing the operating effectiveness of these improved controls. We believe our actions will be effective in remediating the material weaknesses, and we continue to devote significant time and attention to these efforts. In addition, the material weaknesses will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses are not remediated as of March 31, 2019.
Changes in Internal Control Over Financial Reporting
As described above, the Company continues to design and implement additional controls in connection with its remediation plan. These remediation efforts related to the material weaknesses described above represent changes in our internal control over financial reporting for the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.    Legal Proceedings
See Note 13 of Notes to Consolidated Financial Statements contained herein. Except as disclosed in Note 13 of Notes to Consolidated Financial Statements, there have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the Annual Report on Form 10-K for the year ended December 31, 2018.
Item 1A. Risk Factors
The following risks should be read in conjunction with, and supplement and amend, the risks that may affect our business, consolidated results of operations or financial condition described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2018. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.
AXA is our principal shareholder and has significant rights with respect to our governance and certain corporate actions pursuant to the Shareholder Agreement between AXA and Holdings (the “Shareholder Agreement”).
AXA owns approximately 48% of our outstanding common stock. From the time of our initial public offering (“IPO”) until the time of AXA’s secondary offering in March 2019, we were treated as a “controlled company” for purposes of the NYSE listed company rules. Accordingly, we were not subject to certain NYSE corporate governance requirements, including the requirements that our Board of Directors (the “Board”) consists of a majority of directors who are “independent,” as defined under the NYSE listed company rules, and that our Compensation Committee and our Nominating and Corporate Governance Committee each consist entirely of independent directors. Following the settlement of the March 2019 offering and concurrent stock buyback from AXA, our Board now consists of a majority of independent directors and our Compensation Committee and our Nominating and Corporate Governance Committee each consist entirely of independent directors. Three directors nominated by AXA remain on our Board.
AXA may no longer nominate a majority of our Board, and we are no longer subject to certain AXA Group standards. However, pursuant to the Shareholder Agreement, AXA continues to maintain significant influence over our governance. AXA continues to have consent rights with respect to certain corporate and business activities that we may undertake. Specifically, the Shareholder Agreement provides that, until the date on which AXA ceases to beneficially own at least 30% of our outstanding common stock, AXA’s prior written consent is required before we may take certain corporate and business actions, whether directly or indirectly through a subsidiary, including, among others, the following:

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
As a result of these consent rights, AXA maintains significant control over our corporate and business activities. For additional discussion of AXA’s consent rights under the Shareholder Agreement, see “Certain Relationships and Related Transactions, and Director Independence—Shareholder Agreement—Consent Rights” in our Annual Report on Form 10-K. Although AXA has announced that it intends to sell all of its interest in Holdings over time, AXA is under no obligation to do so and retains the sole discretion to determine the timing of any future sales of shares of our common stock. Neither AXA nor any affiliate of AXA has any obligation to provide any capital or credit support to us.
Our amended and restated certificate of incorporation and our amended and restated by-laws also include a number of provisions that may discourage, delay or prevent a change in our management or control for so long as AXA owns specified percentages of our common stock. These provisions not only could have a negative impact on the trading price of our common stock, but could also allow AXA to delay or prevent a corporate transaction of which the public stockholders approve.
AXA’s continuing significant interest in us may result in conflicts of interest. Conflicts of interest may arise because AXA and its affiliates have continuing agreements and business relationships with us.
Conflicts of interest may arise between AXA and us. Affiliates of AXA engage in transactions with us. Further, AXA may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us, and they may either directly, or through affiliates, also maintain business relationships with companies that may directly compete with us. In general, AXA or its affiliates could pursue business interests or exercise their voting power as stockholders in ways that are detrimental to us but beneficial to themselves or to other companies in which they invest or with whom they have a material relationship. Conflicts of interest could also arise with respect to business opportunities that could be advantageous to AXA, and they may pursue acquisition opportunities that may be complementary to our business. As a result, those acquisition opportunities may not be available to us. Under the terms of our amended and restated certificate of incorporation, AXA has no obligation to offer us corporate opportunities. In addition, changes to IFRS could impact the way we conduct our business (including, for example, which products we offer), our competitive position, our hedging program and the way we manage capital. See “Risk Factors—Risks Relating to Our Operations–Changes in accounting standards could have a material adverse effect on our business, results of operations or financial condition” in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
If AXA sells a significant interest in our company to a third party in a private transaction, you may become subject to the control of a presently unknown third party and may not realize any change of control premium on shares of our common stock.
AXA has the ability, should it choose to do so, to sell some or all of its shares of our common stock in a privately negotiated transaction. The ability of AXA to privately sell such shares of our common stock could prevent you from realizing any change of control premium on your shares of our common stock that may otherwise accrue to AXA upon its private sale of our common stock. Additionally, if AXA privately sells a significant equity interest in us to a third party, we may become subject to the control or significant influence of a presently unknown third party. Such third party may have conflicts of interest with the interests of other stockholders.
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
In connection with the IPO and transitioning to operating as a stand-alone public company, we have incurred and expect to continue to incur one-time and recurring expenses. These expenses primarily relate to information technology, compliance, internal audit, finance, risk management, procurement, client service, human resources and other support services. The process of replicating and replacing functions, systems and infrastructure provided by AXA or certain of its affiliates in order to operate on a stand-alone basis is currently underway. Furthermore, as a result of AXA ceasing to own at least a majority of our outstanding common stock, we incurred, and continue to incur, additional expenses.
These expenses, any recurring expenses, including under the Transitional Services Agreement, and any additional one-time expenses, including as a result of rebranding, we may incur may be material. We estimate that the aggregate amount of the total separation expenses described above will be between approximately $650 million and $700 million. Through March 31, 2019, a total of $334 million has been incurred, of which $24 million and $61 million was incurred in the three months ended March 31, 2019 and 2018, respectively.
Costs associated with rebranding could be significant.
Prior to the IPO, as a wholly-owned subsidiary of AXA, we marketed our products and services using the “AXA” brand name and logo together with the “Equitable” brand. On March 28, 2019, AXA terminated the Trademark License Agreement, dated May 4, 2018, between Holdings and AXA (the “Trademark License Agreement”). Accordingly, we expect to rebrand and cease use, pursuant to the Trademark License Agreement, of the “AXA” brand, name and logo within 18 months (subject to such extensions as permitted under the Trademark License Agreement). We have benefited, and will continue to benefit for a limited time as set forth in the Trademark License Agreement, from trademarks licensed in connection with the AXA brand. We believe the association with AXA provides us with preferred status among our customers, vendors and other persons due to AXA’s globally recognized brand, reputation for high quality products and services and strong capital base and financial strength. Any rebranding we undertake could adversely affect our ability to attract and retain customers, which could result in reduced sales of our products. We cannot accurately predict the effect that any rebranding we undertake will have on our business, customers or employees. We expect to incur significant costs, including marketing expenses, in connection with any rebranding of our business. Any adverse effect on our ability to attract and retain customers and any costs could have a material adverse effect on our business, results of operations or financial condition.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Holdings during the three months ended March 31, 2019, of its common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1) (2)
1/1/19 through 1/31/19	6,956,522	$18.51	6,956,522	$1,185,479
2/1/19 through 2/28/19	—	$—	—	$801,185,479
3/1/19 through 3/31/19	31,147,150	$19.93	31,147,150	$200,375,000
Total	38,103,672	$19.67	38,103,672	$200,375,000
______________

(1)
In January 2019, Holdings entered into an Accelerated Share Repurchase agreement (the “ASR”) with a third-party financial institution to repurchase an aggregate of $150 million of Holdings’ common stock. As such, $150 million in cash was delivered at the time of the agreement along with the first tranche of shares. The ASR closed on March 1, 2019, with a second tranche of shares delivered on that date.

(2)	On February 27, 2019, Holdings’ Board of Directors authorized an $800 million share repurchase program replacing the previous authorization.
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
AXA also has informed us that AXA Belgium, an AXA insurance subsidiary organized under the laws of Belgium, has two policies providing for car insurance for Global Trading NV, which was designated on May 17, 2018 under (E.O.) 13224 and subsequently changed its name to Energy Engineers & Construction on August 20, 2018. The total annual premium of these policies is approximately $6,559 before tax and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $983.
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
Lastly, AXA has informed us that AXA XL, which AXA acquired during the third quarter of 2018, through various non-U.S. subsidiaries, provides insurance to marine policyholders located outside of the U.S. or reinsurance coverage to non-U.S. insurers of marine risks as well as mutual associations of ship owners that provide their members with protection and liability coverage. The provision of these coverages may involve entities or activities related to Iran, including transporting crude oil, petrochemicals and refined petroleum products. AXA XL’s non-U.S. subsidiaries insure or reinsure multiple voyages and fleets containing multiple ships, so they are unable to attribute gross revenues and net profits from such marine policies to activities with Iran. As the activities of these insureds and re-insureds are permitted under applicable laws and regulations, AXA XL intends for its non-U.S. subsidiaries to continue providing such coverage to its insureds and re-insureds to the extent permitted by applicable law.
The aggregate annual premium for the above-referenced insurance policies is approximately $572,960, representing approximately 0.0007% of AXA’s 2018 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $88,070, representing approximately 0.002% of AXA’s 2018 aggregate net profit.
Mark Pearson Employment Agreement Waiver
On May 8, 2019, Mr. Pearson irrevocably waived his right under his employment agreement dated March 9, 2011 to terminate his employment for “good reason” and receive certain severance benefits due to his replacement as Chair of the AXA Equitable Life Board of Directors by Mr. Ramon de Oliveira.
Item 6.    Exhibits

Number	Description and Method of Filing
10.1†
AXA Equitable Holdings, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.61 of AXA Equitable Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed on March 8, 2019 (the “2018 Form 10-K”)).

10.2†	Amendment to the AXA Equitable Post-2004 Variable Deferred Compensation Plan for Executives, effective as of January 1, 2019 (incorporated by reference to Exhibit 10.69 of the 2018 Form 10-K).
10.3†	Form of Performance Shares Award Agreement under the 2018 Omnibus Incentive Plan, effective as of February 14, 2019 (incorporated by reference to Exhibit 10.70 of the 2018 Form 10-K).
10.4†	Form of Restricted Stock Unit Award Agreement under the 2018 Omnibus Incentive Plan, effective as of February 14, 2019 (incorporated by reference to Exhibit 10.71 of the 2018 Form 10-K).
10.5†	Form of Stock Option Award Agreement under the 2018 Omnibus Incentive Plan, effective as of February 14, 2019 (incorporated by reference to Exhibit 10.72 of the 2018 Form 10-K).

Number	Description and Method of Filing
10.6
Share Repurchase Agreement between AXA S.A. and AXA Equitable Holdings, Inc. (incorporated by reference to Exhibit 10.73 to the Registration Statement on Form S-1 of AXA Equitable Holdings, Inc., File No. 333-230367).

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
______________
#     Filed herewith.
†     Identifies each management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, AXA Equitable Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2019	AXA EQUITABLE HOLDINGS, INC.

	By:	/s/ Anders Malmström
		Name:	Anders Malmström
		Title:	Senior Executive Vice President and Chief Financial Officer

Date: May 10, 2019		/s/ William Eckert
		Name:	William Eckert
		Title:	Senior Vice President, Chief Accounting Officer and Controller