Form 10-Q
period 2019-06-30
AXA Equitable Holdings, Inc.
filed 2019-08-09
CIK 1333986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
As of August 8, 2019, 491,148,524 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

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
Forward-looking statements should be read in conjunction with the other cautionary statements, risks, uncertainties and other factors identified in Holdings’ Annual Report on Form 10-K for the year ended December 31, 2018, as amended or supplemented in our subsequently filed Quarterly Report on Form 10-Q, including in the section entitled “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.

PART I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2019	December 31, 2018
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $54,641 and $46,801)	$57,572	$46,279
Mortgage loans on real estate (net of valuation allowance of $0 and $7)	12,288	11,835
Real estate held for production of income (1)	48	52
Policy loans	3,740	3,779
Other equity investments (1)	1,309	1,334
Trading securities, at fair value	9,646	16,017
Other invested assets (1)	2,298	2,037
Total investments	86,901	81,333
Cash and cash equivalents (1)	4,734	4,469
Cash and securities segregated, at fair value	1,110	1,170
Broker-dealer related receivables	2,156	2,209
Deferred policy acquisition costs	6,080	6,745
Goodwill and other intangible assets, net	4,776	4,780
Amounts due from reinsurers	4,740	4,895
GMIB reinsurance contract asset, at fair value	1,896	1,732
Other assets	3,760	3,127
Separate Accounts assets	122,444	110,337
Total Assets	$238,597	$220,797
LIABILITIES
Policyholders’ account balances	$53,211	$49,923
Future policy benefits and other policyholders' liabilities	32,381	30,998
Broker-dealer related payables	443	431
Securities sold under agreements to repurchase	—	573
Customer related payables	2,686	3,095
Amounts due to reinsurers	1,390	1,438
Short-term and long-term debt	4,852	4,955
Current and deferred income taxes	689	68
Other liabilities (1)	3,856	3,360
Separate Accounts liabilities	122,444	110,337
Total Liabilities	$221,952	$205,178
Redeemable noncontrolling interest (1) (2)	$257	$187
Commitments and contingent liabilities
EQUITY
Equity attributable to Holdings:
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 552,896,328 and 561,000,000 shares issued, 491,148,524 and 528,861,758 shares outstanding, respectively	$5	$5
Additional paid-in capital	1,901	1,908
Treasury stock, at cost, 61,747,804 and 32,138,242 shares, respectively	(1,232)	(640)
Retained earnings	13,293	13,989
Accumulated other comprehensive income (loss)	876	(1,396)
Total equity attributable to Holdings	14,843	13,866
Noncontrolling interest	1,545	1,566
Total Equity	16,388	15,432
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$238,597	$220,797
______________

(1)	See Note 2 for details of balances with variable interest entities.

(2)	See Note 13 for details of Redeemable noncontrolling interest.
See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$941	$964	$1,872	$1,930
Premiums	280	275	563	554
Net derivative gains (losses)	(236)	(46)	(1,866)	(282)
Net investment income (loss)	976	596	1,991	1,187
Investment gains (losses), net	(12)	(22)	(23)	80
Investment management and service fees	1,072	1,075	2,071	2,130
Other income	139	124	266	241
Total revenues	3,160	2,966	4,874	5,840

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	896	900	1,776	1,494
Interest credited to policyholders’ account balances	314	268	618	539
Compensation and benefits	512	520	1,021	1,099
Commissions and distribution-related payments	307	287	588	578
Interest expense	57	60	113	106
Amortization of deferred policy acquisition costs	177	185	375	357
Other operating costs and expenses	456	424	866	917
Total benefits and other deductions	2,719	2,644	5,357	5,090
Income (loss) from continuing operations, before income taxes	441	322	(483)	750
Income tax (expense) benefit	(11)	(61)	204	(152)
Net income (loss)	430	261	(279)	598
Less: Net income (loss) attributable to the noncontrolling interest	67	97	133	220
Net income (loss) attributable to Holdings	$363	$164	$(412)	$378

EARNINGS PER SHARE
Earnings per share - Common stock:
Basic	$0.74	$0.29	$(0.82)	$0.67
Diluted	$0.74	$0.29	$(0.82)	$0.67
Weighted average common shares outstanding:
Basic	491.1	561.0	504.5	561.0
Diluted	491.9	561.1	504.5	561.1

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$430	$261	$(279)	$598
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment (1)	1,369	(349)	2,203	(1,311)
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	18	1	67	134
Foreign currency translation adjustment (1)	1	(8)	—	(11)
Total other comprehensive income (loss), net of income taxes	1,388	(356)	2,270	(1,188)
Comprehensive income (loss)	1,818	(95)	1,991	(590)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	66	105	131	234
Comprehensive income (loss) attributable to Holdings	$1,752	$(200)	$1,860	$(824)
______________

(1)
A reclassification of $1 million and $3 million has been made to the previously reported amounts for the three and six months ended June 30, 2018, respectively, to conform to the current period’s presentation.

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three Months Ended June 30,
	Equity Attributable to Holdings
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
	(in millions)
April 1, 2019	$5	$1,881	$(1,234)	$13,004	$(513)	$13,143	$1,539	$14,682
Stock compensation	—	28	2	—	—	30	3	33
Retirement of common stock	—	—	—	(1)	—	(1)	—	(1)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(56)	(56)
Stockholder dividends (cash dividends declared per common share of $0.15 during the three months ended June 30, 2019)	—	—	—	(73)	—	(73)	—	(73)
Net income (loss)	—	—	—	363	—	363	60	423
Other comprehensive income (loss)	—	—	—	—	1,389	1,389	(1)	1,388
Other	—	(8)	—	—	—	(8)	—	(8)
June 30, 2019	$5	$1,901	$(1,232)	$13,293	$876	$14,843	$1,545	$16,388

April 1, 2018	$5	$2,051	$—	$12,437	$(946)	$13,547	$3,035	$16,582
Repurchase of AB Holding units	—	—	—	—	—	—	(11)	(11)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(81)	(81)
Purchase of AB Units by Holdings	—	—	—	—	—	—	(1,521)	(1,521)
Purchase of AllianceBernstein Units from noncontrolling interest	—	17	—	—	—	17	—	17
Net income (loss)	—	—	—	164	—	164	83	247
Other comprehensive income (loss)	—	—	—	—	(364)	(364)	8	(356)
Other	—	—	—	—	—	—	(26)	(26)
June 30, 2018	$5	$2,068	$—	$12,601	$(1,310)	$13,364	$1,487	$14,851

AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY — CONTINUED
(UNAUDITED)

	Six Months Ended June 30,
	Equity Attributable to Holdings
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
	(in millions)
January 1, 2019	$5	$1,908	$(640)	$13,989	$(1,396)	$13,866	$1,566	$15,432
Stock compensation	—	9	2	—	—	11	12	23
Purchase of treasury stock	—	—	(594)	—	—	(594)	—	(594)
Retirement of common stock	—	—	—	(143)	—	(143)	—	(143)
Repurchase of AB Holding units	—	—	—	—	—	—	(21)	(21)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(124)	(124)
Stockholder dividends (cash dividends declared per common share of $0.28 in 2019)	—	—	—	(141)	—	(141)	—	(141)
Net income (loss)	—	—	—	(412)	—	(412)	114	(298)
Other comprehensive income (loss)	—	—	—	—	2,272	2,272	(2)	2,270
Other	—	(16)	—	—	—	(16)	—	(16)
June 30, 2019	$5	$1,901	$(1,232)	$13,293	$876	$14,843	$1,545	$16,388

January 1, 2018	$5	$1,299	$—	$12,225	$(108)	$13,421	$3,097	$16,518
Stock compensation	—	57	—	—	—	57	—	57
Repurchase of AB Holding units	—	—	—	—	—	—	(12)	(12)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(216)	(216)
Stockholder dividends	—	—	—	(15)	—	(15)	—	(15)
Capital contribution from parent	—	695	—	—	—	695	—	695
Purchase of AB Units by Holdings	—	—	—	—	—	—	(1,521)	(1,521)
Purchase of AllianceBernstein Units from noncontrolling interest	—	17	—	—	—	17	—	17
Cumulative effect of adoption of revenue recognition standard ASC 606	—	—	—	13	—	13	19	32
Net income (loss)	—	—	—	378	—	378	186	564
Other comprehensive income (loss)	—	—	—	—	(1,202)	(1,202)	14	(1,188)
Other	—	—	—	—	—	—	(80)	(80)
June 30, 2018	$5	$2,068	$—	$12,601	$(1,310)	$13,364	$1,487	$14,851

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(279)	$598
Adjustments to reconcile Net income (loss) to Net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	618	539
Policy charges and fee income	(1,872)	(1,930)
Net derivative (gains) losses	1,866	282
Investment (gains) losses, net	23	(80)
Realized and unrealized (gains) losses on trading securities	(456)	237
Non-cash long term incentive compensation expense (1)	68	—
Non-cash pension plan restructuring	—	101
Amortization and depreciation (1)	433	348
Equity (income) loss from limited partnerships	(41)	(59)
Changes in:
Net broker-dealer and customer related receivables/payables	(384)	479
Reinsurance recoverable (1)	(65)	29
Segregated cash and securities, net	60	(473)
Capitalization of deferred policy acquisition costs (1)	(362)	(332)
Future policy benefits	1	(186)
Current and deferred income taxes	23	182
Other, net (1)	(58)	(77)
Net cash provided by (used in) operating activities	$(425)	$(342)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$5,201	$6,307
Mortgage loans on real estate	288	153
Trading account securities	7,662	4,866
Real estate joint ventures	2	139
Short-term investments (1)	1,613	2,756
Other	115	122
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(12,916)	(6,031)
Mortgage loans on real estate	(757)	(1,004)
Trading account securities	(715)	(5,075)
Short-term investments (1)	(1,598)	(1,586)
Other	(113)	(110)
Cash settlements related to derivative instruments	(1,112)	(970)
Repayments of loans to affiliates	—	1,230
Investment in capitalized software, leasehold improvements and EDP equipment	(39)	(46)
Other, net (1)	(73)	480
Net cash provided by (used in) investing activities	$(2,442)	$1,231

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$4,920	$4,426
Withdrawals	(2,382)	(2,178)
Transfers (to) from Separate Accounts	831	866
Change in short-term financings	(104)	(1,341)
Issuance of long-term debt	—	4,058
Repayment of loans from affiliates	—	(3,000)
Change in collateralized pledged assets	(9)	31
Change in collateralized pledged liabilities	1,483	455

AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
	(in millions)
Increase (decrease) in overdrafts payable	(19)	(29)
Cash contribution from parent company	—	8
Shareholder dividend paid	(141)	(15)
Purchase of AB Units by Holdings	—	(1,330)
Cash paid to repurchase common stock	(750)	—
Repurchase of AB Holding units from noncontrolling interest	—	(19)
Purchases (redemptions) of noncontrolling interests of consolidated company-sponsored investment funds	59	(516)
Distribution to noncontrolling interest of consolidated subsidiaries	(124)	(216)
Increase (decrease) in securities sold under agreement to repurchase	(573)	(37)
Purchase of AB Holding Units to fund long-term incentive compensation plan awards, net	(59)	—
Other, net	—	(27)
Net cash provided by (used in) financing activities	$3,132	$1,136

Effect of exchange rate changes on cash and cash equivalents	—	(6)
Change in cash and cash equivalents	265	2,019
Cash and cash equivalents, beginning of year	4,469	4,814
Cash and cash equivalents, end of period	$4,734	$6,833

Non-cash transactions during the period:
Capital contribution from parent company	$—	$622
(Settlement) issuance of long-term debt	$—	$(202)
Transfer of assets to reinsurer	$—	$(604)
Contribution of 0.5% minority interest in AXA Financial	$—	$65
Repayment of loans from affiliates	$—	$(622)
_______________
(1) Prior period amounts have been reclassified to conform to current period’s presentation. See Note 17 for further information.

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)    ORGANIZATION
AXA Equitable Holdings, Inc. (“Holdings” and, collectively with its consolidated subsidiaries, the “Company”) is the holding company for a diversified financial services organization. As of June 30, 2019 and December 31, 2018, AXA S.A. (“AXA”), a French holding company for the AXA Group, owned approximately 40% and 59%, respectively, of the outstanding common stock of Holdings. In connection with AXA’s secondary offering in June 2019, the underwriters exercised their option to purchase additional shares, further reducing AXA’s ownership to approximately 39% as of July 8, 2019.
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

The Company reports certain activities and items that are not included in our segments in Corporate and Other. Corporate and Other includes certain of our financing and investment expenses. It also includes: the AXA Advisors broker-dealer business, closed block of life insurance (the “Closed Block”), run-off variable annuity reinsurance business, run-off group pension business, run-off health business, benefit plans for our employees, certain strategic investments and certain unallocated items, including capital and related investments, interest expense and financing fees and corporate expense.
At both June 30, 2019 and December 31, 2018, the Company’s economic interest in AB was approximately 65%. The general partner of AB, AllianceBernstein Corporation (the “General Partner”), is a wholly-owned subsidiary of the Company. Because the General Partner has the authority to manage and control the business of AB, AB is consolidated in the Company’s financial statements for all periods.
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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
The terms “second quarter 2019” and “second quarter 2018” refer to the three months ended June 30, 2019 and 2018, respectively. The terms “first six months of 2019” and “first six months of 2018” refer to the six months ended June 30, 2019 and 2018, respectively.
Adoption of New Accounting Pronouncements

Description	Effect on the Financial Statement or Other Significant Matters
ASU 2017-12: Derivatives and Hedging (Topic 815), as clarified and amended by ASU 2019-04: Codification Improvements to Topic 326, Financial Instruments—Credit Losses; Topic 815, Derivatives and Hedging; and Topic 825, Financial Instruments

The amendments in these ASUs better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results.
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

On January 1, 2019, the Company adopted the new leases standard using the simplified modified retrospective transition method, as of the adoption date. Prior comparable periods will not be adjusted or presented under this method. We applied several practical expedients offered by ASC 842 upon adoption of this standard. These included continuing to account for existing leases based on judgment made under legacy U.S. GAAP as it relates to determining classification of leases, unamortized initial direct costs and whether contracts are leases or contain leases. We also used the practical expedient to use hindsight in determining lease terms (using knowledge and expectations as of the standard’s adoption date instead of the previous assumptions under legacy U.S. GAAP) and evaluated impairment of our right-of-use (“RoU”) assets in the transition period (using most up-to-date information.) Adoption of this standard resulted in the recognition, as of January 1, 2019, of additional RoU operating lease assets of $799 million reported in Other assets and operating lease liabilities of $1,024 million reported in Other liabilities in accompanying consolidated balance sheets. The operating RoU assets recognized as of January 1, 2019 are net of deferred rent of $105 million and liabilities associated with previously recognized impairments of $120 million. See Note 8 for additional information.

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
ASU 2018-13: Fair Value Measurement (Topic 820)
This ASU improves the effectiveness of fair value disclosures in the notes to financial statements. Amendments in this ASU modify disclosure requirements in Topic 820, including the removal or modification of certain disclosure requirements, and the addition of new disclosure requirements.

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

At the July 17, 2019 FASB Board Meeting, the Board decided to add a project to the technical agenda to amend the effective dates for ASU 2018-12. The Board tentatively decided ASU 2018-12 will be effective for fiscal years beginning after December 15, 2021.

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

ASU 2016-13: Financial Instruments—Credit Losses (Topic 326), as clarified and amended by ASU 2018-19: Codification Improvements to Topic 326, Financial Instruments—Credit Losses, ASU 2019-04: Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments and ASU 2019-05: Financial Instruments—Credit Losses (Topic 326) Targeted Transition Relief

ASU 2016-13 contains new guidance which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.
ASU 2019-05 provides entities that have instruments within the scope of Subtopic 326-20 an option to irrevocably elect the fair value option on an instrument-by instrument basis upon adoption of Topic 326. ASU 2018-19 and ASU 2019-05, clarified the codification guidance and did not materially change the standards.

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
Accounting and Consolidation of Variable Interest Entities (“VIEs”)
At June 30, 2019, the Company held approximately $1.2 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including hedge funds, private equity funds and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheets as Other equity investments and to apply the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $169.7 billion at June 30, 2019. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $1.2 billion and approximately $964 million of unfunded commitments at June 30, 2019. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
At June 30, 2019, the Company consolidated one real estate joint venture for which it was identified as primary beneficiary under the VIE model. The consolidated entity is jointly owned by AXA Equitable Life Insurance Company (“AXA Equitable Life”) and AXA France and holds an investment in a real estate venture. Included in the Company’s consolidated balance sheet at June 30, 2019 related to this VIE is $34 million of Real estate held for production of income. In addition, Real estate held for production of income reflects $14 million as related to two non-consolidated joint ventures at June 30, 2019.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Included in the Company’s consolidated balance sheet at June 30, 2019 are assets of $327 million, liabilities of $18 million and redeemable noncontrolling interest of $166 million associated with the consolidation of AB-sponsored investment funds under the VIE model. Also included in the Company’s consolidated balance sheet at June 30, 2019 are assets of $182 million, liabilities of $18 million and redeemable noncontrolling interest of $46 million from consolidation of AB-sponsored investment funds under the Voting Interest Entity (“VOE”) model. Of the assets of these consolidated funds, $181 million are presented within Other invested assets and $2 million are presented in Cash and cash equivalents and $18 million liabilities of these consolidated funds are presented with Other liabilities in the Company’s consolidated balance sheet at June 30, 2019. Ownership interests not held by the Company relating to consolidated VIEs and VOEs are presented either as redeemable or non-redeemable noncontrolling interest, as appropriate. The Company is not required to provide financial support to these company-sponsored investment funds, and only the assets of such funds are available to settle each fund’s own liabilities.
As of June 30, 2019, the net assets of investment products sponsored by AB that are non-consolidated VIEs are approximately $100.9 billion, and the Company’s maximum exposure to loss from its direct involvement with these VIEs is its investment of $13 million at June 30, 2019. The Company has no further commitments to or economic interest in these VIEs.
Assumption Updates and Model Changes
In 2018, the Company began conducting its annual review of the Company’s assumptions and models during the third quarter, consistent with industry practice. The annual review encompasses assumptions underlying the valuation of unearned revenue liabilities, embedded derivatives for the Company’s insurance business, liabilities for future policyholder benefits, deferred policy acquisition cost (“DAC”) and deferred sales inducement (“DSI”) assets. Accordingly, there were no material assumption changes in the three or six months ended June 30, 2019 or 2018.
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
The reclassification adjustments for the three and six months ended June 30, 2018 are presented in the table below. Capitalization of DAC reclassified to Compensation and benefits, Commissions and distribution-related payments, and Other operating costs and expenses reduced the amounts previously reported in those expense line items, while the capitalization of DAC reclassified from the Amortization of deferred policy acquisition costs line item increases that expense line item.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	Individual Retirement	Group Retirement	Protection Solutions	Consoli-dated	Individual Retirement	Group Retirement	Protection Solutions	Consoli-dated
	(in millions)
Reductions to expense line items:
Compensation and benefits	$16	$8	$14	$38	$35	$15	$29	$79
Commissions and distribution-related payments	81	15	36	131	153	29	70	251
Other operating costs and expenses	—	—	1	1	—	—	2	2
Total reductions	$97	$23	$51	$170	$188	$44	$101	$332

Increase to expense line item:
Amortization of deferred policy acquisition costs	$97	$23	$51	$170	$188	$44	$101	$332
Revenue Recognition
The table below presents the revenues recognized during the three and six months ended June 30, 2019 and 2018, disaggregated by category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Investment management and service fees:
Base fees	$742	$720	$1,447	$1,444
Performance-based fees	12	35	16	41
Research services	106	107	196	221
Distribution services	180	183	352	363
Shareholder services	19	18	37	38
Other	5	5	9	11
Total investment management and service fees (1)	$1,064	$1,068	$2,057	$2,118

Other income (2)	$133	$122	$253	$234
_____________

(1)
Total investment management and service fees exclude $8 million, $14 million, $7 million and $12 million of interest and miscellaneous revenues not derived from contracts with customers for the three and six months ended June 30, 2019 and 2018, respectively.

(2)
Other income excludes $6 million, $13 million, $2 million and $7 million of interest and miscellaneous revenues not derived from contracts with customers for the three and six months ended June 30, 2019 and 2018, respectively.

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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The impact of items included in the revision tables included in Note 17 on the consolidated statement of cash flows for the six months ended June 30, 2018 were corrected in the comparative consolidated statements of cash flows included herein. The items for the nine months ended September 30, 2018 will be corrected in the Company’s comparative consolidated statements of cash flows to be included in the Form 10-Q filing as of and for the three and nine months ended September 30, 2019. See Note 17 for further information.
3)    INVESTMENTS
Fixed Maturities
The following tables provide information relating to fixed maturities classified as available-for-sale (“AFS”).
Available-for-Sale Fixed Maturities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (4)
	(in millions)
June 30, 2019:
Fixed Maturities:
Corporate (1)	$39,787	$1,805	$64	$41,528	$—
U.S. Treasury, government and agency	12,648	1,108	39	13,717	—
States and political subdivisions	495	70	—	565	—
Foreign governments	467	36	5	498	—
Residential mortgage-backed (2)	208	13	—	221	—
Asset-backed (3)	617	3	2	618	2
Redeemable preferred stock	419	10	4	425	—
Total at June 30, 2019	$54,641	$3,045	$114	$57,572	$2

December 31, 2018:
Fixed Maturities:
Corporate (1)	$30,572	$406	$800	$30,178	$—
U.S. Treasury, government and agency	14,004	295	470	13,829	—
States and political subdivisions	415	47	1	461	—
Foreign governments	524	19	13	530	—
Residential mortgage-backed (2)	225	10	1	234	—
Asset-backed (3)	612	1	12	601	2
Redeemable preferred stock	449	15	18	446	—
Total at December 31, 2018	$46,801	$793	$1,315	$46,279	$2
______________

(1)	Corporate fixed maturities include both public and private issues.

(2)	Includes publicly traded agency pass-through securities and collateralized obligations.

(3)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

(4)	Amounts represent OTTI losses in AOCI, which were not included in Net income (loss).
The contractual maturities of AFS fixed maturities at June 30, 2019 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contractual Maturities of Available-for-Sale Fixed Maturities

	Amortized Cost	Fair Value
	(in millions)
June 30, 2019:
Due in one year or less	$2,881	$2,899
Due in years two through five	14,384	14,765
Due in years six through ten	19,124	20,179
Due after ten years	17,008	18,465
Subtotal	53,397	56,308
Residential mortgage-backed	208	221
Asset-backed	617	618
Redeemable preferred stock	419	425
Total at June 30, 2019	$54,641	$57,572
The following table shows proceeds from sales, gross gains (losses) from sales for AFS fixed maturities during the three and six months ended June 30, 2019 and 2018.
Proceeds and Gains (Losses) on Sales for Available-for-Sale Fixed Maturities

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Proceeds from sales	$1,614	$1,145	$3,064	$5,025
Gross gains on sales	$10	$17	$18	$172
Gross losses on sales	$(7)	$(36)	$(25)	$(88)

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts.
Available-for-Sale Fixed Maturities - Credit Loss Impairments

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Balances, beginning of period	$(26)	$(18)	$(58)	$(18)
Previously recognized impairments on securities that matured, paid, prepaid or sold	1	1	33	1
Recognized impairments on securities impaired to fair value this period (1)	—	—	—	—
Impairments recognized this period on securities not previously impaired	—	—	—	—
Additional impairments this period on securities previously impaired	—	—	—	—
Increases due to passage of time on previously recorded credit losses	—	—	—	—
Accretion of previously recognized impairments due to increases in expected cash flows	—	—	—	—
Balances at June 30,	$(25)	$(17)	$(25)	$(17)
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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Changes in net unrealized investment gains (losses) recognized in AOCI include reclassification adjustments to reflect amounts realized in Net income (loss) for the current period that had been part of OCI in earlier periods. The tables that follow below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI:
Net Unrealized Gains (Losses) on Available-for-Sale Fixed Maturities

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balances at April 1, 2019	$1,187	$(601)	$12	$(126)	$472
Net investment gains (losses) arising during the period	1,746	—	—	—	1,746
Reclassification adjustment:
Included in Net income (loss)	(4)	—	—	—	(4)
Excluded from Net income (loss) (1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	49	—	—	49
Deferred income taxes	—	—	—	(355)	(355)
Policyholders’ liabilities	—	—	(100)	—	(100)
Net unrealized investment gains (losses) excluding OTTI losses	2,929	(552)	(88)	(481)	1,808
Net unrealized investment gains (losses) with OTTI losses	2	—	—	—	2
Balances at June 30, 2019	$2,931	$(552)	$(88)	$(481)	$1,810

Balances at April 1, 2018	$216	$(17)	$(128)	$(144)	$(73)
Net investment gains (losses) arising during the period	(503)	—	—	—	(503)
Reclassification adjustment:
Included in Net income (loss)	19	—	—	—	19
Excluded from Net income (loss) (1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	104	—	—	104
Deferred income taxes	—	—	—	78	78
Policyholders’ liabilities	—	—	8	—	8
Net unrealized investment gains (losses) excluding OTTI losses	(268)	87	(120)	(66)	(367)
Net unrealized investment gains (losses) with OTTI losses	2	—	1	(1)	2
Balances at June 30, 2018	$(266)	$87	$(119)	$(67)	$(365)
______________

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in Net income (loss) for securities with no prior OTTI losses.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balances at January 1, 2019	$(522)	$100	$(73)	$104	$(391)
Net investment gains (losses) arising during the period	3,456	—	—	—	3,456
Reclassification adjustment:
Included in Net income (loss)	(5)	—	—	—	(5)
Excluded from Net income (loss) (1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(652)	—	—	(652)
Deferred income taxes	—	—	—	(585)	(585)
Policyholders’ liabilities	—	—	(15)	—	(15)
Net unrealized investment gains (losses) excluding OTTI losses	2,929	(552)	(88)	(481)	1,808
Net unrealized investment gains (losses) with OTTI losses	2	—	—	—	2
Balances at June 30, 2019	$2,931	$(552)	$(88)	$(481)	$1,810

Balances at January 1, 2018	$1,871	$(358)	$(238)	$(397)	$878
Net investment gains (losses) arising during the period	(2,049)	—	—	—	(2,049)
Reclassification adjustment:
Included in Net income (loss)	(90)	—	—	—	(90)
Excluded from Net income (loss) (1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	445	—	—	445
Deferred income taxes	—	—	—	331	331
Policyholders’ liabilities	—	—	118	—	118
Net unrealized investment gains (losses) excluding OTTI losses	(268)	87	(120)	(66)	(367)
Net unrealized investment gains (losses) with OTTI losses	2	—	1	(1)	2
Balances at June 30, 2018	$(266)	$87	$(119)	$(67)	$(365)
______________

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in Net income (loss) for securities with no prior OTTI losses.
The following tables disclose the fair values and gross unrealized losses of the 331 securities at June 30, 2019 and the 1,700 securities at December 31, 2018 that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Continuous Gross Unrealized Losses for Available-for-Sale Fixed Maturities

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
June 30, 2019:
Fixed Maturities:
Corporate	$331	$4	$1,884	$60	$2,215	$64
U.S. Treasury, government and agency	—	—	2,432	39	2,432	39
Foreign governments	—	—	47	5	47	5
Residential mortgage-backed	—	—	—	—	—	—
Asset-backed	295	1	42	1	337	2
Redeemable preferred stock	120	2	21	2	141	4
Total at June 30, 2019	$746	$7	$4,426	$107	$5,172	$114

December 31, 2018:
Fixed Maturities:
Corporate	$8,964	$313	$8,244	$487	$17,208	$800
U.S. Treasury, government and agency	1,077	53	4,306	417	5,383	470
States and political subdivisions	—	—	19	1	19	1
Foreign governments	109	3	76	10	185	13
Residential mortgage-backed	—	—	29	1	29	1
Asset-backed	563	11	13	1	576	12
Redeemable preferred stock	165	13	33	5	198	18
Total at December 31, 2018	$10,878	$393	$12,720	$922	$23,598	$1,315
The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.6% of total corporate securities. The largest exposures to a single issuer of corporate securities held at June 30, 2019 and December 31, 2018 were $267 million and $226 million, respectively, representing 1.6% and 1.5% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the National Association of Insurance Commissioners (“NAIC”) designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). At June 30, 2019 and December 31, 2018, respectively, approximately $1,349 million and $1,268 million, or 2.5% and 2.7%, of the $54,641 million and $46,801 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had unrealized losses of $17 million and $31 million at June 30, 2019 and December 31, 2018, respectively.
At June 30, 2019 and December 31, 2018, respectively, the $107 million and $922 million of gross unrealized losses of twelve months or more were concentrated in corporate and U.S. Treasury, government and agency securities. In accordance with the policy described in Note 2, the Company concluded that an adjustment to income for OTTI for these securities was not warranted at either June 30, 2019 or 2018. At June 30, 2019 and December 31, 2018, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
At June 30, 2019 and December 31, 2018, the fair value of the Company’s trading account securities was $9,646 million and $16,017 million, respectively. At June 30, 2019 and December 31, 2018, trading account securities

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

included the General Account’s investment in Separate Accounts which had carrying values of $53 million and $49 million, respectively.
Net unrealized and realized gains (losses) on trading account equity securities are included in Net investment income (loss) in the Consolidated Statements of Income (Loss). The table below shows a breakdown of Net investment income (loss) from trading account securities during the three and six months ended June 30, 2019 and 2018:
Net Investment Income (Loss) from Trading Account Securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$159	$(99)	$477	$(220)
Net investment gains (losses) recognized on securities sold during the period	3	(18)	(21)	(17)
Net investment gains (losses) on trading securities arising during the period	162	(117)	456	(237)
Interest and dividend income from trading securities	73	83	165	159
Net investment income (loss) from trading securities	$235	$(34)	$621	$(78)
Mortgage Loans
The payment terms of mortgage loans may from time to time be restructured or modified.
At June 30, 2019 and December 31, 2018, the carrying values of commercial mortgage loans on real estate that had been classified as non-accrual loans were $0 and $19 million, respectively.
Allowances for credit losses for commercial mortgage loans were $0 and $7 million for the six months ended June 30, 2019 and 2018, respectively. There were no allowances for credit losses for agricultural mortgage loans for the six months ended June 30, 2019 and 2018.
The following tables provide information relating to the loan-to-value and debt service coverage ratios for commercial and agricultural mortgage loans at June 30, 2019 and December 31, 2018. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.
Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

	Debt Service Coverage Ratio (1)						Total Mortgage Loans
Loan-to-Value Ratio (2):	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x
	(in millions)
June 30, 2019:
Commercial Mortgage Loans:
0% - 50%	$783	$21	$215	$24	$—	$—	$1,043
50% - 70%	4,929	834	1,191	637	48	—	7,639
70% - 90%	359	—	71	248	136	—	814
90% plus	—	—	46	—	—	—	46
Total Commercial Mortgage Loans	$6,071	$855	$1,523	$909	$184	$—	$9,542
Agricultural Mortgage Loans:
0% - 50%	$287	$114	$264	$555	$333	$47	$1,600
50% - 70%	114	77	240	395	268	33	1,127
70% - 90%	—	—	—	19	—	—	19
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$401	$191	$504	$969	$601	$80	$2,746

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Debt Service Coverage Ratio (1)						Total Mortgage Loans
Loan-to-Value Ratio (2):	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x
	(in millions)
Total Mortgage Loans:
0% - 50%	$1,070	$135	$479	$579	$333	$47	$2,643
50% - 70%	5,043	911	1,431	1,032	316	33	8,766
70% - 90%	359	—	71	267	136	—	833
90% plus	—	—	46	—	—	—	46
Total Mortgage Loans	$6,472	$1,046	$2,027	$1,878	$785	$80	$12,288
December 31, 2018:
Commercial Mortgage Loans:
0% - 50%	$797	$21	$247	$24	$—	$—	$1,089
50% - 70%	4,908	656	1,146	325	151	—	7,186
70% - 90%	260	—	117	370	98	—	845
90% plus	—	—	—	27	—	—	27
Total Commercial Mortgage Loans	$5,965	$677	$1,510	$746	$249	$—	$9,147
Agricultural Mortgage Loans:
0% - 50%	$282	$147	$267	$543	$321	$51	$1,611
50% - 70%	112	46	246	379	224	31	1,038
70% - 90%	—	—	—	19	27	—	46
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$394	$193	$513	$941	$572	$82	$2,695
Total Mortgage Loans:
0% - 50%	$1,079	$168	$514	$567	$321	$51	$2,700
50% - 70%	5,020	702	1,392	704	375	31	8,224
70% - 90%	260	—	117	389	125	—	891
90% plus	—	—	—	27	—	—	27
Total Mortgage Loans	$6,359	$870	$2,023	$1,687	$821	$82	$11,842
______________

(1)	The debt service coverage ratio is calculated using the most recently reported operating income results from property operations divided by annual debt service.

(2)	The loan-to-value ratio is derived from current loan balance divided by the most recent fair value estimate of the property. The fair value of the underlying commercial properties is updated annually.
The following table provides information relating to the aging analysis of past due mortgage loans at June 30, 2019 and December 31, 2018.
Age Analysis of Past Due Mortgage Loans

	30-59 Days	60-89 Days	90 Days or More	Total	Current	Total Financing Receivables	Recorded Investment 90 Days or More and Accruing
				(in millions)
June 30, 2019:
Commercial	$—	$—	$—	$—	$9,542	$9,542	$—
Agricultural	46	9	22	77	2,669	2,746	20
Total Mortgage Loans	$46	$9	$22	$77	$12,211	$12,288	$20

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	30-59 Days	60-89 Days	90 Days or More	Total	Current	Total Financing Receivables	Recorded Investment 90 Days or More and Accruing
				(in millions)
December 31, 2018:
Commercial	$—	$—	$27	$27	$9,120	$9,147	$—
Agricultural	18	8	42	68	2,627	2,695	40
Total Mortgage Loans	$18	$8	$69	$95	$11,747	$11,842	$40
4)    DERIVATIVES
The Company uses derivatives as part of its overall asset/liability risk management primarily to reduce exposures to equity market and interest rate risks. Derivative hedging strategies are designed to reduce these risks from an economic perspective and are all executed within the framework of a “Derivative Use Plan” approved by applicable states’ insurance law. Derivatives are generally not accounted for using hedge accounting, with the exception of Treasury Inflation-Protected Securities (“TIPS”), which is discussed further below. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, fund performance, market volatility and interest rates. A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, bond and bond-index total return swaps, swaptions, variance swaps and equity options, credit and foreign exchange derivatives, as well as bond and repo transactions to support the hedging. The Company bought interest rate swaptions during the second quarter of 2019 to reduce the impact of unfavorable changes in interest rates. The derivative contracts are collectively managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in capital markets. In addition, as part of its hedging strategy, the Company targets an asset level for all variable annuity products at or above a CTE98 level under most economic scenarios (CTE is a statistical measure of tail risk which quantifies the total asset requirement to sustain a loss if an event outside a given probability level has occurred. CTE98 denotes the financial resources a company would need to cover the average of the worst 2% of scenarios.)
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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Derivatives Used to Hedge Equity Market Risks Associated with the General Account’s Seed Money Investments in Retail Mutual Funds
The Company’s General Account seed money investments in retail mutual funds expose us to market risk, including equity market risk which is partially hedged through equity-index futures contracts to minimize such risk.
Derivatives Used for General Account Investment Portfolio
The Company maintains a strategy in its General Account investment portfolio to replicate the credit exposure of fixed maturity securities otherwise permissible for investment under its investment guidelines through the sale of credit default swaps (“CDSs”). Under the terms of these swaps, the Company receives quarterly fixed premiums that, together with any initial amount paid or received at trade inception, replicate the credit spread otherwise currently obtainable by purchasing the referenced entity’s bonds of similar maturity. These credit derivatives generally have terms of five years or less and are recorded at fair value with changes in fair value, including the yield component that emerges from initial amounts paid or received, reported in Net derivative gains (losses).
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
In June 2019, the Company terminated a program to mitigate its duration gap using total return swaps for which the reference U.S. Treasury securities are sold to the swap counterparty under arrangements economically similar to repurchase agreements. The Company terminated $3,881 million, in notional, of total return swaps reported in other invested assets in the Company’s balance sheet. The terminated total return swaps had a gain of $121 million.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments.
Derivative Instruments by Category

	At June 30, 2019			Gains (Losses) Reported in Net Income (Loss) Six Months Ended June 30, 2019
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(in millions)
Freestanding Derivatives (1) (2):
Equity contracts:
Futures	$7,385	$—	$3	$(954)
Swaps	9,572	18	166	(1,276)
Options	48,236	3,934	1,444	1,289
Interest rate contracts:
Swaps	26,991	1,134	240	1,596
Futures	13,147	—	—	27
Swaptions	2,746	52	—	7
Credit contracts:
Credit default swaps	1,382	24	6	9
Other freestanding contracts:
Foreign currency contracts	1,503	7	22	(27)
Margin	—	61	—	—
Collateral	—	12	3,299	—

Embedded Derivatives (2):
GMIB reinsurance contracts	—	1,896	—	177
GMxB derivative features liability (3)	—	—	6,941	(1,126)
SCS, SIO, MSO and IUL indexed features (4)	—	—	2,321	(1,588)
Total	$110,962	$7,138	$14,442	$(1,866)
______________

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).

(3)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(4)	SCS, SIO, MSO and IUL indexed features are reported in Policyholders’ account balances in the consolidated balance sheets.

	At December 31, 2018			Gains (Losses) Reported in Net Income (Loss) Six Months Ended June 30, 2018
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(in millions)
Freestanding Derivatives (1) (2):
Equity contracts:
Futures	$11,143	$2	$3	$(294)
Swaps	7,796	143	168	(17)
Options	21,821	2,133	1,164	240
Interest rate contracts:
Swaps	27,116	634	196	(716)
Futures	11,792	—	—	104
Credit contracts:

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	At December 31, 2018			Gains (Losses) Reported in Net Income (Loss) Six Months Ended June 30, 2018
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(in millions)
Credit default swaps	1,376	20	3	(2)
Other freestanding contracts:
Foreign currency contracts	2,184	35	22	14
Margin	—	18	5	—
Collateral	—	8	1,581	—

Embedded Derivatives:
GMIB reinsurance contracts (2)	—	1,732	—	(260)
GMxB derivative features liability (2) (3)	—	—	5,614	963
SCS, SIO, MSO and IUL indexed features (2) (4)	—	—	715	(314)
Net derivative gains (loss)				(282)
Cross currency swaps (5) (6)	—	—	—	9
Total	$83,228	$4,725	$9,471	$(273)
______________

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).

(3)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(4)	SCS, SIO, MSO and IUL indexed features are reported in Policyholders’ account balances in the consolidated balance sheets.

(5)	Reported in Other assets or Other liabilities in the consolidated balance sheets.

(6)	Reported in Other income in the consolidated statements of income (loss).
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts at June 30, 2019 are exchange-traded and net settled daily in cash. At June 30, 2019, the Company had open exchange-traded futures positions on: (i) the S&P 500, Russell 2000, and Emerging Market indices, having initial margin requirements of $291 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $29 million and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200, and European, Australasia, and Far East (“EAFE”) indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $24 million.
Collateral Arrangements
The Company generally has executed a Credit Support Annex (“CSA”) under the International Swaps and Derivatives Association Master Agreement (“ISDA Master Agreement”) it maintains with each of its over-the-counter (“OTC”) derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. At June 30, 2019 and December 31, 2018, respectively, the Company held $3,299 million and $1,581 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in Other invested assets. The Company posted collateral of $12 million and $8 million at June 30, 2019 and December 31, 2018, respectively, in the normal operation of its collateral arrangements.
Securities Repurchase and Reverse Repurchase Transactions
Securities repurchase and reverse repurchase transactions are conducted by the Company under a standardized securities industry master agreement, amended to suit the requirements of each respective counterparty. The Company’s securities repurchase and reverse repurchase agreements are accounted for as secured borrowing or lending arrangements, respectively, and are reported in the consolidated balance sheets on a gross basis. At June 30,

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2019 and December 31, 2018, the balance outstanding under securities repurchase transactions was $0 and $573 million, respectively. The Company utilized these repurchase and reverse repurchase agreements for asset liability and cash management purposes. For other instruments used for asset and liability management purposes, see Note 14.
The following table presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments at June 30, 2019.
Offsetting of Financial Assets and Liabilities and Derivative Instruments
At June 30, 2019

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets
	(in millions)
Assets:
Total derivatives (1)	$5,242	$5,155	$87
Other financial instruments	2,211	—	2,211
Other invested assets	$7,453	$5,155	$2,298

Liabilities:
Total derivatives (2)	$5,155	$5,130	$25
Other financial liabilities	3,831	—	3,831
Other liabilities	$8,986	$5,130	$3,856
______________

(1)	Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.

(2)	Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.
The following table presents information about the Company’s gross collateral amounts that are not offset in the consolidated balance sheets at June 30, 2019.
Collateral Amounts Not Offset in the Consolidated Balance Sheets
At June 30, 2019

	Net Amount Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amount
	(in millions)
Assets:
Total derivatives (1)	$3,288	$238	$2,963	$87
Other financial instruments	2,211	—	—	2,211
Other invested assets	$5,499	$238	$2,963	$2,298

Liabilities:
Total derivatives (2)	$25	$—	$—	$25
Other financial liabilities	3,831	—	—	3,831
Other liabilities	$3,856	$—	$—	$3,856
______________

(1)	Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.

(2)	Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.
The Company had no securities sold under agreements to repurchase at June 30, 2019.
The following table presents information about the Company’s offsetting financial assets and liabilities and derivative instruments at December 31, 2018.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Offsetting of Financial Assets and Liabilities and Derivative Instruments
At December 31, 2018

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets
	(in millions)
Assets:
Total derivatives (1)	$2,993	$2,945	$48
Other financial instruments	1,989	—	1,989
Other invested assets	$4,982	$2,945	$2,037

Liabilities:
Total derivatives (2)	$3,142	$2,945	$197
Other financial liabilities	3,163	—	3,163
Other liabilities	$6,305	$2,945	$3,360

Securities sold under agreement to repurchase (3)	$571	$—	$571
______________

(1)	Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.

(2)	Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.

(3)	Excludes expense of $2 million in Securities sold under agreement to repurchase on the consolidated balance sheets.
The following table presents information about the Company’s gross collateral amounts that are not offset in the consolidated balance sheets at December 31, 2018.
Collateral Amounts Not Offset in the Consolidated Balance Sheets
At December 31, 2018

	Net Amount Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amount
	(in millions)
Assets:
Total derivatives (1)	$1,411	$—	$(1,363)	$48
Other financial instruments	1,989	—	—	1,989
Other invested assets	$3,400	$—	$(1,363)	$2,037

Liabilities:
Total derivatives (2)	$197	$—	$—	$197
Other financial liabilities	3,163	—	—	3,163
Other liabilities	$3,360	$—	$—	$3,360

Securities sold under agreement to repurchase (3) (4) (5)	$571	$(588)	$—	$(17)
______________

(1)	Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.

(2)	Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.

(3)	Excludes expense of $2 million in Securities sold under agreement to repurchase.

(4)	U.S. Treasury and agency securities are in Fixed maturities available-for-sale on the consolidated balance sheets.

(5)	Cash is included in Cash and cash equivalents on consolidated balance sheets.
The following table presents information about repurchase agreements accounted for as secured borrowings in the consolidated balance sheets at December 31, 2018.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Repurchase Agreement Accounted for as Secured Borrowings
At December 31, 2018

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30–90 days	Greater Than 90 days	Total
	(in millions)
Securities sold under agreement to repurchase (1):
U.S. Treasury and agency securities	$—	$571	$—	$—	$571
Total	$—	$571	$—	$—	$571
______________

(1)	Excludes expense of $2 million in Securities sold under agreement to repurchase on the consolidated balance sheets.
5)    CLOSED BLOCK
Summarized financial information for the Company’s Closed Block is as follows:

	June 30, 2019	December 31, 2018
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$6,611	$6,709
Other liabilities	45	47
Total Closed Block liabilities	6,656	6,756

Assets Designated to the Closed Block:
Fixed maturities, available-for-sale, at fair value (amortized cost of $3,648 and $3,680)	3,818	3,672
Mortgage loans on real estate, net of valuation allowance of $0 and $0	1,803	1,824
Policy loans	721	736
Cash and other invested assets	47	76
Other assets	168	179
Total assets designated to the Closed Block	6,557	6,487

Excess of Closed Block liabilities over assets designated to the Closed Block	99	269
Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of policyholders' dividend obligation of $0 and $0	184	8
Maximum future earnings to be recognized from Closed Block assets and liabilities	$283	$277

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company’s Closed Block revenues and expenses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Revenues:
Premiums and other income	$46	$49	$94	$100
Net investment income (loss)	72	73	139	146
Investment gains (losses), net	—	—	(1)	1
Total revenues	118	122	232	247

Benefits and Other Deductions:
Policyholders’ benefits and dividends	114	123	235	249
Other operating costs and expenses	—	—	1	2
Total benefits and other deductions	114	123	236	251
Net income (loss) before income taxes	4	(1)	(4)	(4)
Income tax (expense) benefit	(1)	—	(2)	1
Net income (loss)	$3	$(1)	$(6)	$(3)
6)    INSURANCE LIABILITIES
Variable Annuity Contracts – GMDB, GMIB, GIB and GWBL and Other Features
The Company has certain variable annuity contracts with GMDB, GMIB, GIB and GWBL and other features in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

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
Change in Liability for Variable Annuity Contracts with GMDB Features and No NLG Feature

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Three and Six Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,
	2019			2018
	Direct	Assumed	Ceded	Direct	Assumed	Ceded
	(in millions)
Beginning balance	$4,670	$77	$(109)	$4,081	$82	$(106)
Paid guarantee benefits	(108)	(5)	4	(99)	(6)	6
Other changes in reserve	152	4	(1)	147	6	(2)
Ending balance	$4,714	$76	$(106)	$4,129	$82	$(102)

	Six Months Ended June 30,
	2019			2018
	Direct	Assumed	Ceded	Direct	Assumed	Ceded
	(in millions)
Beginning balance	$4,659	$82	$(113)	$4,059	$95	$(108)
Paid guarantee benefits	(226)	(11)	8	(200)	(12)	10
Other changes in reserve	281	5	(1)	270	(1)	(4)
Ending balance	$4,714	$76	$(106)	$4,129	$82	$(102)

Change in Liability for Variable Annuity Contracts with GMIB Features and No NLG Feature
Three and Six Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,
	2019			2018
	Direct	Assumed	Ceded	Direct	Assumed	Ceded
	(in millions)
Beginning balance	$3,742	$182	$(1,740)	$4,632	$173	$(1,735)
Paid guarantee benefits	(56)	11	14	(32)	(15)	19
Other changes in reserve	75	(1)	(170)	102	—	78
Ending balance	$3,761	$192	$(1,896)	$4,702	$158	$(1,638)

	Six Months Ended June 30,
	2019			2018
	Direct	Assumed	Ceded	Direct	Assumed	Ceded
	(in millions)
Beginning balance	$3,743	$184	$(1,732)	$4,752	$195	$(1,894)
Paid guarantee benefits	(112)	10	35	(65)	(36)	30
Other changes in reserve	130	(2)	(199)	15	(1)	226
Ending balance	$3,761	$192	$(1,896)	$4,702	$158	$(1,638)
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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Account Values and Net Amount at Risk
Account Values and Net Amount at Risk (“NAR”) for direct and assumed variable annuity contracts in-force with GMDB and GMIB features as of June 30, 2019 are presented in the following tables by guarantee type. For contracts with the GMDB feature, the NAR in the event of death is the amount by which the GMDB feature exceeds the related Account Values. For contracts with the GMIB feature, the NAR in the event of annuitization is the amount by which the present value of the GMIB benefits exceed the related Account Values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB features may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive.
Direct Variable Annuity Contracts with GMDB and GMIB Features
At June 30, 2019

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rate)
Variable annuity contracts with GMDB features
Account Values invested in:
General Account	$14,359	$98	$60	$181	$14,698
Separate Accounts	46,724	9,102	3,147	32,812	91,785
Total Account Values	$61,083	$9,200	$3,207	$32,993	$106,483

Net amount at risk, gross	$119	$61	$1,959	$18,185	$20,324
Net amount at risk, net of amounts reinsured	$119	$58	$1,367	$18,185	$19,729

Average attained age of policyholders (in years)	51.4	67.3	73.9	69.4	55.3
Percentage of policyholders over age 70	10.3%	44.3%	66.8%	51.6%	19.1%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

Variable annuity contracts with GMIB features
Account Values invested in:
General Account	$—	$—	$21	$240	$261
Separate Accounts	—	—	22,504	35,730	58,234
Total Account Values	$—	$—	$22,525	$35,970	$58,495

Net amount at risk, gross	$—	$—	$908	$9,154	$10,062
Net amount at risk, net of amounts reinsured	$—	$—	$286	$8,297	$8,583

Average attained age of policyholders (in years)	N/A	N/A	68.5	69.1	69.0
Weighted average years remaining until annuitization	N/A	N/A	1.7	0.4	0.5
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Assumed Variable Annuity Contracts with GMDB and GMIB Features
At June 30, 2019

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rates)
Variable annuity contracts with GMDB features
Reinsured account values	$933	$5,299	$272	$1,159	$7,663
Net amount at risk assumed	$5	$257	$19	$178	$459

Average attained age of policyholders (in years)	68	72	77	75	72
Percentage of policyholders over age 70	44.3%	63.2%	79.0%	74.4%	63.2%
Range of contractually specified interest rates (1)	N/A	N/A	3%-10%	5%-10%	3%-10%

Variable annuity contracts with GMIB features
Reinsured account values	$906	$45	$245	$1,193	$2,389
Net amount at risk assumed	$1	$—	$34	$302	$337

Average attained age of policyholders (in years)	72	74	72	69	70
Percentage of policyholders over age 70	63.7%	64.1%	60.3%	51.5%	57.3%
Range of contractually specified interest rates	N/A	N/A	3.3%-6.5%	6%-6%	3.3%-6.5%
______________

(1)	In general, for policies with the highest contractual interest rate shown (10%), the rate applied only for the first 10 years after issue, which has now elapsed.
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
Investment in Variable Insurance Trust Mutual Funds

	June 30, 2019		December 31, 2018
Mutual Fund Type	GMDB	GMIB	GMDB	GMIB
	(in millions)
Equity	$40,627	$17,529	$35,541	$15,759
Fixed income	5,278	2,788	5,173	2,812
Balanced	45,023	37,646	41,588	33,974
Other	858	271	852	290
Total	$91,786	$58,234	$83,154	$52,835

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
The change in the fair value of the NLG feature reflected in the General Account in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets, is summarized in the table below.

	Direct Liability (1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Beginning Balance	$825	$704	$812	$709
Paid guaranteed benefits	(3)	(1)	(10)	(9)
Other changes in reserves	21	26	41	29
Ending Balance	$843	$729	$843	$729
______________

(1)	There were no amounts of reinsurance ceded in any period presented.

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
Assets and liabilities measured at fair value on a recurring basis are summarized below. At June 30, 2019 and December 31, 2018, no assets were required to be measured at fair value on a non-recurring basis. Fair value measurements are required on a non-recurring basis for certain assets, including goodwill and mortgage loans on real estate, only when an OTTI or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy. The Company recognizes transfers between valuation levels at the beginning of the reporting period.
Fair Value Measurements at June 30, 2019

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate (1)	$—	$40,226	$1,302	$41,528
U.S. Treasury, government and agency	—	13,717	—	13,717
States and political subdivisions	—	525	40	565
Foreign governments	—	498	—	498
Residential mortgage-backed (2)	—	221	—	221
Asset-backed (3)	—	84	534	618
Redeemable preferred stock	159	266	—	425
Total fixed maturities, available-for-sale	159	55,537	1,876	57,572
Other equity investments	12	—	71	83
Trading securities	489	9,122	35	9,646
Other invested assets:
Short-term investments	—	350	—	350
Assets of consolidated VIEs/VOEs	123	340	28	491
Swaps	—	731	—	731
Credit default swaps	—	18	—	18
Futures	(3)	—	—	(3)
Options	—	2,490	—	2,490
Swaptions	—	52	—	52
Total other invested assets	120	3,981	28	4,129

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents	3,708	—	—	3,708
Segregated securities	—	1,110	—	1,110
GMIB reinsurance contract asset	—	—	1,896	1,896
Separate Accounts assets	119,004	2,837	389	122,230
Total Assets	$123,492	$72,587	$4,295	$200,374

Liabilities:
GMxB derivative features’ liability	$—	$—	$6,941	$6,941
SCS, SIO, MSO and IUL indexed features’ liability	—	2,321	—	2,321
Liabilities of consolidated VIEs/VOEs	1	5	—	6
Contingent payment arrangements	—	—	25	25
Total Liabilities	$1	$2,326	$6,966	$9,293
______________

(1)	Corporate fixed maturities includes both public and private issues.

(2)	Includes publicly traded agency pass-through securities and collateralized obligations.

(3)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
Fair Value Measurements at December 31, 2018

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate (1)	$—	$28,992	$1,186	$30,178
U.S. Treasury, government and agency	—	13,829	—	13,829
States and political subdivisions	—	422	39	461
Foreign governments	—	530	—	530
Residential mortgage-backed (2)	—	234	—	234
Asset-backed (3)	—	82	519	601
Redeemable preferred stock	167	279	—	446
Total fixed maturities, available-for-sale	167	44,368	1,744	46,279
Other equity investments	11	—	74	85
Trading securities	446	15,507	64	16,017
Other invested assets:
Short-term investments	—	515	—	515
Assets of consolidated VIEs/VOEs	92	259	27	378
Swaps	—	426	—	426
Credit default swaps	—	17	—	17
Futures	(1)	—	—	(1)
Options	—	968	—	968
Total other invested assets	91	2,185	27	2,303
Cash equivalents	3,482	—	—	3,482
Segregated securities	—	1,170	—	1,170
GMIB reinsurance contracts asset	—	—	1,732	1,732
Separate Accounts assets	106,994	2,747	374	110,115
Total Assets	$111,191	$65,977	$4,015	$181,183

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Level 1	Level 2	Level 3	Total
	(in millions)
Liabilities:
GMxB derivative features’ liability	$—	$—	$5,614	$5,614
SCS, SIO, MSO and IUL indexed features’ liability	—	715	—	715
Liabilities of consolidated VIEs/VOEs	—	7	—	7
Contingent payment arrangements	—	—	7	7
Total Liabilities	$—	$722	$5,621	$6,343
______________

(1)	Corporate fixed maturities includes both public and private issues.

(2)	Includes publicly traded agency pass-through securities and collateralized obligations.

(3)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Certain Company products such as the SCS and EQUI-VEST variable annuity products, and in the MSO fund available in some life contracts offer investment options which permit the contract owner to participate in the performance of an index, ETF or commodity price. These investment options, which depending on the product and on the index selected can currently have 1, 3, 5 or 6 year terms, provide for participation in the performance of specified indices, ETF or commodity price movement up to a segment-specific declared maximum rate. Under certain conditions that vary by product, e.g., holding these segments for the full term, these segments also shield policyholders from some or all negative investment performance associated with these indices, ETF or commodity prices. These investment options have defined formulaic liability amounts, and the current values of the option component of these segment reserves are accounted for as Level 2 embedded derivatives. The fair values of these embedded derivatives are based on data obtained from independent valuation service providers.
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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $80 million and $112 million at June 30, 2019 and December 31, 2018, respectively, to recognize incremental counterparty non-performance risk and reduced the fair value of its GMIB reinsurance contract liabilities by $32 million and $41 million at June 30, 2019 and December 31, 2018, respectively, to recognize its own incremental non-performance risk.
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
The Company’s Level 3 liabilities include contingent payment arrangements associated with acquisitions in 2010, 2014, 2016 and 2019 by AB. At each reporting date, AB estimates the fair values of the contingent consideration expected to be paid based upon revenue and discount rate projections, using unobservable market data inputs, which are included in Level 3 of the valuation hierarchy. The Company’s consolidated VIEs/VOEs hold investments that are classified as Level 3, primarily corporate bonds that are vendor priced with no ratings available, bank loans, non-agency collateralized mortgage obligations and asset-backed securities.
During the six months ended June 30, 2019, AFS fixed maturities with fair values of $73 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $14 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.5% of total equity at June 30, 2019.
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
The tables below present reconciliations for all Level 3 assets and liabilities for the three and six months ended June 30, 2019 and 2018.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Level 3 Instruments - Fair Value Measurements

	Corporate	State and Political Subdivisions	Asset-backed	Redeemable Preferred Stock
	(in millions)
Balance, April 1, 2019	$1,180	$40	$534	$—
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	2	—	—	—
Investment gains (losses), net	—	—	—	—
Subtotal	2	—	—	—
Other comprehensive income (loss)	1	1	1	—
Purchases	152	—	(1)	—
Sales	(26)	(1)	—	—
Settlements	—	—	—	—
Transfers into Level 3 (1)	(3)	—	—	—
Transfers out of Level 3 (1)	(4)	—	—	—
Balance, June 30, 2019	$1,302	$40	$534	$—

Balance, April 1, 2018	$1,253	$39	$540	$—
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	3	—	—	—
Investment gains (losses), net	1	—	—	—
Subtotal	4	—	—	—
Other comprehensive income (loss)	7	—	(1)	—
Purchases	11	—	—	—
Sales	(101)	(1)	(1)	—
Transfers into Level 3 (1)	(2)	—	—	—
Transfers out of Level 3 (1)	(12)	—	—	—
Balance, June 30, 2018	$1,160	$38	$538	$—
______________

(1)	Transfers into/out of Level 3 classifications are reflected at beginning of period fair values.

	Corporate	State and Political Subdivisions	Asset-backed	Redeemable Preferred Stock
	(in millions)
Balance, January 1, 2019	$1,186	$39	$519	$—
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	3	—	—	—
Investment gains (losses), net	—	—	—	—
Subtotal	3	—	—	—
Other comprehensive income (loss)	10	2	5	—
Purchases	222	—	10	—
Sales	(60)	(1)	—	—
Transfers into Level 3 (1)	14	—	—	—
Transfers out of Level 3 (1)	(73)	—	—	—
Balance, June 30, 2019	$1,302	$40	$534	$—

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Corporate	State and Political Subdivisions	Asset-backed	Redeemable Preferred Stock
	(in millions)
Balance, January 1, 2018	$1,150	$40	$541	$1
Total gains (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	4	—	—	—
Investment gains (losses), net	1	—	—	—
Subtotal	5	—	—	—
Other comprehensive income (loss)	(14)	(1)	(1)	—
Purchases	200	—	—	—
Sales	(218)	(1)	(2)	(1)
Transfers into Level 3 (1)	65	—	—	—
Transfers out of Level 3 (1)	(28)	—	—	—
Balance, June 30, 2018	$1,160	$38	$538	$—
______________

(1)	Transfers into/out of Level 3 classifications are reflected at beginning of period fair values.

	Other Equity Investments	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability	Contingent Payment Arrangement
	(in millions)
Balance, April 1, 2019	$137	$1,740	$383	$(6,126)	$(7)
Total gains (losses), realized and unrealized, included in:
Net income (loss) as:
Investment gains (losses), net	—	—	5	—	—
Net derivative gains (losses), excluding non-performance risk	—	147	—	(719)	—
Non-performance risk (1)	—	12	—	—	—
Subtotal	—	159	5	(719)	—
Purchases (2)	6	11	3	(104)	(17)
Sales (3)	(7)	(14)	—	8	—
Settlements (4)	—	—	(2)	—	—
Activity related to consolidated VIEs/VOEs	(2)	—	—	—	(1)
Transfers out of Level 3 (5)	—	—	—	—	—
Balance, June 30, 2019	$134	$1,896	$389	$(6,941)	$(25)

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Other Equity Investments	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability	Contingent Payment Arrangement
	(in millions)
Balance, April 1, 2018	$110	$1,734	$357	(4,037)	$(14)
Total gains (losses), realized and unrealized, included in:
Net income (loss) as:
Investment gains (losses), net	(1)	—	6	—	—
Net derivative gains (losses), excluding non-performance risk	—	(100)	—	388	—
Non-performance risk (1)	—	(1)	—	70	—
Subtotal	(1)	(101)	6	458	—
Other comprehensive income (loss)	5	—	—	—	—
Purchases (2)	6	13	(1)	(118)	—
Sales (3)	(2)	(10)	—	5	—
Settlements (4)	—	—	(1)	—	1
Activity related to consolidated VIEs/VOEs	(3)	—	—	—	—
Transfers into Level 3 (5)	1	—	—	—	—
Transfers out of Level 3 (5)	(5)	—	—	—	—
Balance, June 30, 2018	$111	$1,636	$361	$(3,692)	$(13)
______________

(1)	The Company’s non-performance risk is recorded through Net derivative gains (losses).

(2)	For the GMIB reinsurance contract asset and GMxB derivative features liability, represents attributed fee.

(3)	For the GMIB reinsurance contract asset, represents recoveries from reinsurers and for the GMxB derivative features liability, represents benefits paid.

(4)	For contingent payment arrangements, represents payments under the arrangement.

(5)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Other Equity Investments	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability	Contingent Payment Arrangement
	(in millions)
Balance, Balance, January 1, 2019	$165	$1,732	$374	$(5,614)	$(7)
Total gains (losses), realized and unrealized, included in:
Net income (loss) as:
Investment gains (losses), net	—	—	12	—	—
Net derivative gains (losses), excluding non-performance risk	—	136	—	(656)	—
Non-performance risk (1)	—	41	—	(470)	—
Subtotal	—	177	12	(1,126)	—
Other comprehensive income (loss)	—	—	—	—	—
Purchases (2)	8	22	7	(215)	(17)
Sales (3)	(7)	(35)	—	14	—
Settlements (4)	—	—	(3)	—	—
Activity related to consolidated VIEs/VOEs	(3)	—	—	—	(1)
Transfers into Level 3 (5)	—	—	—	—	—
Transfers out of Level 3 (5)	(29)	—	(1)	—	—
Balance, June 30, 2019	$134	$1,896	$389	$(6,941)	$(25)

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Other Equity Investments	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability	Contingent Payment Arrangement
	(in millions)
Balance, Balance, January 1, 2018	$99	$1,894	$349	(4,451)	$(15)
Total gains (losses), realized and unrealized, included in:
Net income (loss) as:
Investment gains (losses), net	(1)	—	13	—	—
Net derivative gains (losses), excluding non-performance risk	—	(255)	—	845	—
Non-performance risk (1)	—	(5)	—	118	—
Subtotal	(1)	(260)	13	963	—
Other comprehensive income (loss)	6	—	—	—	—
Purchases (2)	10	23	2	(214)	—
Sales (3)	(2)	(21)	(1)	10	—
Settlements (4)	—	—	(2)	—	2
Activity related to consolidated VIEs/VOEs	(2)	—	—	—	—
Transfers into Level 3 (5)	6	—	—	—	—
Transfers out of Level 3 (5)	(5)	—	—	—	—
Balance, June 30, 2018	$111	$1,636	$361	$(3,692)	$(13)
______________

(1)	The Company’s non-performance risk is recorded through Net derivative gains (losses).

(2)	For the GMIB reinsurance contract asset and GMxB derivative features liability, represents attributed fee.

(3)	For the GMIB reinsurance contract asset, represents recoveries from reinsurers and for the GMxB derivative features liability, represents benefits paid.

(4)	For contingent payment arrangements, represents payments under the arrangement.

(5)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.
The table below details changes in unrealized gains (losses) for the six months ended June 30, 2019 and 2018 by category for Level 3 assets and liabilities still held at June 30, 2019 and 2018.
Change in Unrealized Gains (Losses) for Level 3 Instruments

	Net Income (Loss)
	Investment Gains (Losses), Net	Net Derivative Gains (Losses)	OCI
	(in millions)
Held at June 30, 2019:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$10
State and political subdivisions	—	—	3
Asset-backed	—	—	5
Subtotal	—	—	18
GMIB reinsurance contracts	—	177	—
Separate Accounts assets (1)	12	—	—
GMxB derivative features liability	—	(1,126)	—
Total	$12	$(949)	$18

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Net Income (Loss)
	Investment Gains (Losses), Net	Net Derivative Gains (Losses)	OCI
	(in millions)
Held at June 30, 2018:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$(15)
Commercial mortgage-backed	—	—	—
State and political subdivisions	—	—	(1)
Asset-backed	—	—	1
Subtotal	—	—	(15)
GMIB reinsurance contracts	—	(260)	—
Separate Accounts assets (1)	13	—	—
GMxB derivative features liability	—	963	—
Total	$13	$703	$(15)
______________

(1)	There is an investment expense that offsets this investment gain (loss).
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities at June 30, 2019 and December 31, 2018.
Quantitative Information about Level 3 Fair Value Measurements at June 30, 2019

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$127	Matrix pricing model	Spread over benchmark	15 - 580 bps	95 bps
	749	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	4.1x - 44.6x 7.5% - 16.5% 7.5x - 16.5x	15.8x 11.1% 11.1x
Other equity investments	35	Discounted cash flow	Earnings multiple Discount factor Discount years	9.4x 10.0% 12
Separate Accounts assets	363	Third party appraisal	Capitalization rate Exit capitalization rate Discount rate	4.4% 5.5% 6.4%
	1	Discounted cash flow	Spread over U.S. Treasury curve Discount factor	238 bps 4.3%
GMIB reinsurance contract asset	1,896	Discounted cash flow	Lapse rates Withdrawal rates Utilization rates Non-performance risk Volatility rates - Equity Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	1% - 6.27% 0% - 8% 0% - 16% 46 - 127 bps 8% - 31% 0.01% - 0.18% 0.07% - 0.54% 0.42% - 42.0%

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Liabilities:
GMIBNLG	6,620	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	149 bps 0.8% - 26.2% 0.0% - 12.144% 0.0% - 100.0% 0.01% - 0.19% 0.06% - 0.53% 0.41% - 41.2%
Assumed GMIB Reinsurance Contracts	192	Discounted cash flow	Lapse rates Withdrawal rates (Age 0 - 85) Withdrawal rates (Age 86+) Utilization rates Non-performance risk Volatility rates - Equity	1.1% - 11.2% 0.6% - 22.2% 1.2% - 100.0% 0.0% - 30.0% 0.75% - 1.75% 8.0% - 31.0%
GWBL/GMWB	152	Discounted cash flow	Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	0.5% - 5.7% 0.0% - 7.0% 100% after delay 8.0% - 31.0%
GIB	(28)	Discounted cash flow	Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	0.5% - 5.7% 0.0% - 8.0% 0.0% - 16.0% 8.0% - 31.0%
GMAB	5	Discounted cash flow	Lapse rates Volatility rates - Equity	0.5% - 11.0% 8.0% - 31.0%
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

Excluded from the tables above at June 30, 2019 and December 31, 2018, respectively, are approximately $1,124 million and $915 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above at June 30, 2019 and December 31, 2018, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. Included in the tables above at June 30, 2019 and December 31, 2018, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

result. Significant increases (decreases) in spreads would result in significantly lower (higher) fair value measurements.
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
Separate Accounts assets classified as Level 3 in the table at June 30, 2019 and December 31, 2018, primarily consist of a private real estate fund and mortgage loans. A third-party appraisal valuation technique is used to measure the fair value of the private real estate investment fund, including consideration of observable replacement cost and sales comparisons for the underlying commercial properties, as well as the results from applying a discounted cash flow approach. Significant increase (decrease) in isolation in the capitalization rate and exit capitalization rate assumptions used in the discounted cash flow approach to the appraisal value would result in a higher (lower) measure of fair value. With respect to the fair value measurement of mortgage loans a discounted cash flow approach is applied, a significant increase (decrease) in the assumed spread over U.S. Treasury securities would produce a lower (higher) fair value measurement. Changes in the discount rate or factor used in the valuation techniques to determine the fair values of these private equity investments and mortgage loans generally are not correlated to changes in the other significant unobservable inputs. Significant increase (decrease) in isolation in the discount rate or factor would result in significantly lower (higher) fair value measurements. These fair value measurements are determined using substantially the same valuation techniques as earlier described above for the Company’s General Account investments in these securities.
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
The significant unobservable inputs used in the fair value measurement of the Company’s GMIB reinsurance contract asset are lapse rates, withdrawal rates, and GMIB utilization rates. Significant increases in GMIB utilization rates or decreases in lapse or withdrawal rates in isolation would tend to increase the GMIB reinsurance contract asset.
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
At June 30, 2019 and December 31, 2018, there were acquisition-related contingent liabilities of $26 million and $7 million, relating to AB’s 2019 and 2016 acquisitions. The 2019 acquisition was valued at June 30, 2019 using expected revenue growth rates ranging from 0.7% to 2.5% per year and a discount rate of 10.4%, reflecting a 3.5% risk-free rate, based on AB’s cost of debt, and a 6.9% market price of risk adjustment rate. The 2016 acquisition was valued using a revenue growth rate of 26.0% and a discount rate ranging from 3.2% to 3.7%.
Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts, limited partnerships accounted for under the equity method and pension and other postretirement obligations.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying values and fair values at June 30, 2019 and December 31, 2018 for financial instruments not otherwise disclosed in Notes 3 and 4 are presented in the table below.
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
June 30, 2019:
Mortgage loans on real estate	$12,288	$—	$—	$12,429	$12,429
FHLBNY Funding Agreements	$4,001	$—	$4,039	$—	$4,039
Policy loans	$3,740	$—	$—	$4,566	$4,566
Policyholders’ liabilities: Investment contracts	$2,084	$—	$—	$2,248	$2,248
Short-term and long-term debt	$4,852	$—	$5,087	$—	$5,087
Separate Accounts liabilities	$8,381	$—	$—	$8,381	$8,381

December 31, 2018:
Mortgage loans on real estate	$11,835	$—	$—	$11,494	$11,494
FHLBNY Funding Agreements	$4,002	$—	$3,956	$—	$3,956
Policy loans	$3,779	$—	$—	$4,183	$4,183
Policyholders’ liabilities: Investment contracts	$2,127	$—	$—	$2,174	$2,174
Short-term and long-term debt	$4,955	$—	$4,749	$—	$4,749
Separate Accounts liabilities	$7,406	$—	$—	$7,406	$7,406

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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Balance Sheet Classification of Operating Lease Assets and Liabilities

	Balance Sheet Line Item	June 30, 2019
		(in millions)
Assets
Operating lease asset	Other Assets	$726
Liabilities
Operating lease liability	Other Liabilities	$938
The table below summarizes the components of lease costs for the three and six months ended June 30, 2019.
Lease Costs

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(in millions)
Operating lease cost (1)	$46	$93
Variable operating lease cost	$11	$24
Sublease income	$(18)	$(37)
Short-term lease expense	$1	$2
_____________

(1)
The Operating lease cost for the three months ended March 31, 2019 previously reported as $81 million, has been revised to $47 million to properly exclude impairments recognized prior to the adoption of ASC 842.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Maturities of lease liabilities as of June 30, 2019 are as follows:
Maturities of Lease Liabilities

June 30, 2019
(in millions)
Operating Leases:
2019	$110
2020	204
2021	190
2022	172
2023	157
Thereafter	198
Total lease payments	1,031
Less: Interest	(93)
Present value of lease liabilities	$938

As of June 30, 2019, AXA Equitable Life entered into one additional operating real estate lease that has not yet commenced with an estimated total base rent of approximately $11 million. This operating lease will commence in 2019 with a lease term of ten years. During October 2018, AB signed a lease, which commences in mid-2020, relating to 205,000 square feet of space at AB’s new Nashville headquarters. The estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 15-year initial lease term is $126 million. During April 2019, AB signed a lease, which commences in 2024, relating to approximately 190,000 square feet of space in New York City. The estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 20-year lease term is approximately $448 million.
The below table shows the weighted average operating lease term and discount rate for the Company and its subsidiaries. The averages presented are blended rates derived by weighting the calculated values from internal lease systems of our subsidiaries with the proportional value of their lease liabilities.
Weighted Average of Lease Term and Discount Rate

June 30, 2019
Weighted average remaining operating lease term	6 years
Weighted average discount rate for operating leases	3.32%
Supplemental cash flow information related to leases was as follows:
Lease Liabilities Information

Six Months Ended June 30, 2019
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$113
Non-cash transactions:
Leased assets obtained in exchange for new operating lease liabilities	$11

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
Components of certain benefit costs for the Company were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Net Periodic Pension Expense (Qualified Plans):
Service cost	$2	$2	$4	$4
Interest cost	22	22	44	43
Expected return on assets	(39)	(40)	(77)	(83)
Actuarial (gain) loss	—	1	—	1
Net amortization	20	20	40	46
Partial settlement	—	2	—	101
Total	$5	$7	$11	$112

10)    INCOME TAXES
Income tax expense for the three and six months ended June 30, 2019 and 2018 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods. During the second quarter of 2019, the Company released a state income tax liability due to recently drafted regulations. The benefit recorded in the Company’s financial statements was $63 million.
11)    RELATED PARTY TRANSACTIONS
The Company’s significant transactions during the six months ended June 30, 2019 with related parties are summarized below.
Termination of Trademark License Agreement

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On March 28, 2019, AXA terminated the Trademark License Agreement, dated May 4, 2018, between Holdings and AXA (the “Trademark License Agreement”). Accordingly, we expect to rebrand and cease use, pursuant to the Trademark License Agreement, of the “AXA” brand, name and logo within 18 months of March 28, 2019 (subject to such extensions as permitted under the Trademark License Agreement).
AXA Secondary Offering of Holdings Common Stock and Holdings Share Buyback
On March 25, 2019, AXA completed a follow-on secondary offering of 46 million shares of common stock of Holdings and the sale to Holdings of 30 million shares of common stock of Holdings.
12)    EQUITY
Dividends to Shareholders
On February 14, 2019 and May 23, 2019, Holdings’ Board of Directors declared a cash dividend on Holdings’ common stock of $0.13 and $0.15 per share, respectively, payable on March 15, 2019 and June 11, 2019 to shareholders of record as of March 5, 2019 and June 3, 2019, respectively. On August 8, 2019, Holdings’ Board of Directors declared a cash dividend on Holdings’ common stock of $0.15 per share, payable on August 29, 2019 to shareholders of record as of August 22, 2019. The payment of any future dividends will be at the discretion of Holdings’ Board of Directors and will depend on various factors.
Share Repurchase
In January 2019, Holdings entered into an Accelerated Share Repurchase agreement (the “ASR”) with a third-party financial institution to repurchase an aggregate of $150 million of Holdings’ common stock. Pursuant to the ASR, Holdings made a prepayment of $150 million and received initial delivery of seven million shares. The ASR terminated during the first quarter of 2019, at which time an additional one million shares were delivered, at an average purchase price of $18.51 per share based on the volume-weighted average price of Holding’s common stock traded during the pricing period, less an agreed discount. Shares repurchased under the ASR were retired upon receipt resulting in a reduction of Holding’s total issued shares as of June 30, 2019.
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
Accumulated Other Comprehensive Income (Loss)
AOCI represents cumulative gains (losses) on items that are not reflected in Net income (loss). The balances as of June 30, 2019 and 2018 follow:

	June 30,
	2019	2018
	(in millions)
Unrealized gains (losses) on investments (1)	$1,799	$(486)
Defined benefit pension plans	(901)	(821)
Foreign currency translation adjustments (1)	(62)	(41)
Total accumulated other comprehensive income (loss)	836	(1,348)
Less: Accumulated other comprehensive income (loss) attributable to noncontrolling interest	(40)	(38)
Accumulated other comprehensive income (loss) attributable to Holdings	$876	$(1,310)
______________

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	A reclassification of $8 million has been made to the June 30, 2018 previously reported balances to conform to the current period’s presentation.

The components of OCI, net of taxes for the three and six months ended June 30, 2019 and 2018 follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	1,381	(397)	$2,723	$(1,618)
(Gains) losses reclassified to Net income (loss) during the period (1)	(4)	16	5	(72)
Net unrealized gains (losses) on investments	1,377	(381)	2,728	(1,690)
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other (2)	(8)	32	(525)	379
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $362, $(94), $580 and $(349))	1,369	(349)	2,203	(1,311)
Change in defined benefit plans:
Reclassification to Net income (loss) of amortization of net prior service credit included in net periodic cost	18	1	67	134
Change in defined benefit plans (net of deferred income tax expense (benefit) of $(5), $(1), $17 and $34)	18	1	67	134
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period (2)	1	(8)	—	(11)
Foreign currency translation adjustment	1	(8)	—	(11)
Total other comprehensive income (loss), net of income taxes	1,388	(356)	2,270	(1,188)
Less: Other comprehensive income (loss) attributable to noncontrolling interest	(1)	8	(2)	14
Other comprehensive income (loss) attributable to Holdings	$1,389	$(364)	$2,272	$(1,202)
______________

(1)
See “Reclassification adjustments” in Note 3. Reclassification amounts presented net of income tax expense (benefit) of $(1) million, $4 million, $1 million and $(19) million for the three and six months ended June 30, 2019 and 2018, respectively.

(2)	A reclassification of $1 million and $3 million has been made to the previously reported amounts for the three and six months ended June 30, 2018 to conform to the current period’s presentation.

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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13)    REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Balance, beginning of period	$207	$1,024	$187	$626
Net earnings (loss) attributable to redeemable noncontrolling interests	7	14	19	34
Purchase/change of redeemable noncontrolling interests	43	(892)	51	(514)
Balance, end of period	$257	$146	$257	$146
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
For some matters where a loss is reasonably possible, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

of June 30, 2019, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $100 million.
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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Change in FHLBNY Funding Agreements during the Six Months Ended June 30, 2019

	Outstanding Balance at December 31, 2018	Issued During the Period	Repaid During the Period	Long-term agreements maturing within one year	Outstanding Balance at June 30, 2019
	(in millions)
Short-term funding agreements:
Due in one year or less	$1,640	$5,940	$5,940	$58	$1,698
Long-term funding agreements:
Due in years two through five	1,569	—	—	(58)	1,511
Due in more than five years	781	—	—	—	781
Total long-term funding agreements	2,350	—	—	(58)	2,292
Total funding agreements (1)	$3,990	$5,940	$5,940	$—	$3,990
______________

(1)
The $11 million and $12 million difference between the funding agreements carrying values shown in Note 7 in the Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed table at June 30, 2019 and December 31, 2018, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements’ borrowing rates.

Credit Facilities
Holdings has a $2.5 billion five-year senior unsecured revolving credit facility with a syndicate of banks. The revolving credit facility has a sub-limit of $1.5 billion for letters of credit issued to support the Company’s life insurance business reinsured by EQ AZ Life Re and to support the third-party GMxB variable annuity business retroceded to CS Life RE. As of June 30, 2019, $125 million and $600 million of undrawn letters of credit have been issued out of the $1.5 billion sub-limit for ACS Life and AXA Equitable Life, respectively, as beneficiaries.
In addition to the letters of credit issued under the $2.5 billion revolving credit facility, as of June 30, 2019, $1.9 billion of undrawn letters of credit have been issued related to reinsurance assumed by EQ AZ Life Re from AXA Equitable Life, USFL and MLOA.
Contingent Funding Arrangements
In April 2019, pursuant to separate Purchase Agreements among Holdings, Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers, and the Trusts (as defined below), Pine Street Trust I, a Delaware statutory trust (the “2029 Trust”), completed the issuance and sale of 600,000 of its Pre-Capitalized Trust Securities redeemable February 15, 2029 (the “2029 P-Caps”) for an aggregate purchase price of $600 million and Pine Street Trust II, a Delaware statutory trust (the “2049 Trust” and, together with the 2029 Trust, the “Trusts”), completed the issuance and sale of 400,000 of its Pre-Capitalized Trust Securities redeemable February 15, 2049 (the “2049 P-Caps” and, together with the 2029 P-Caps, the “P-Caps”) for an aggregate purchase price of $400 million, in each case to qualified institutional buyers in reliance on Rule 144A that are also “qualified purchasers” for purposes of Section 3(c)(7) of the Investment Company Act of 1940, as amended. The P-Caps are an off-balance sheet contingent funding arrangement that, upon Holdings’ election, gives Holdings the right over a ten-year period (in the case of the 2029 Trust) or over a thirty-year period (in the case of the 2049 Trust) to issue senior notes to the Trusts. The Trusts each invested the proceeds from the sale of their P-Caps in separate portfolios of principal and/or interest strips of U.S. Treasury securities. In return, Holdings will pay a semi-annual facility fee to the 2029 Trust and 2049 Trust calculated at a rate of 2.125% and 2.715% per annum, respectively, which will be applied to the unexercised portion of the contingent funding arrangement and Holdings will reimburse the Trusts for certain expenses. The facility fees are recorded in Other operating costs and expenses in the Consolidated Statements of Income (Loss).
Other Commitments
The Company had $974 million (including $320 million with affiliates) and $209 million of commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively, at June 30, 2019.

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
In the first quarter of 2019, the Company updated its Operating earnings measure to exclude market value adjustments impacting the DAC amortization for its SCS variable annuity product in order to be consistent with the treatment of the market value adjustments on the SCS liability and with industry practice. The presentation of Operating earnings in prior periods was not revised to reflect this modification, however, the Company estimated that had the treatment in the Company’s Operating earnings measure of the Amortization of DAC for SCS been modified in the first quarter of 2018, the pre-tax impact on Operating earnings of excluding the SCS-related DAC amortization from Operating earnings would have been a decrease of $52 million, $17 million and $4 million during the first, second and third quarters of 2018, respectively, and an increase of $17 million during the fourth quarter of 2018.
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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•	Other adjustments, which includes restructuring costs related to severance, lease write-offs related to non-recurring restructuring activities, and separation costs; and

•	Income tax expense (benefit) related to the above items and non-recurring tax items, which includes the effect of uncertain tax positions for a given audit period and the impact of the Tax Reform Act.
Revenues derived from any customer did not exceed 10% of revenues for the three and six months ended June 30, 2019 and 2018.
The table below presents Operating earnings (loss) by segment and Corporate and Other and a reconciliation to Net income (loss) attributable to Holdings for the three and six months ended June 30, 2019 and 2018, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Net income (loss) attributable to Holdings	$363	$164	$(412)	$378
Adjustments related to:
Variable annuity product features (1)	200	249	1,740	425
Investment (gains) losses	12	22	23	(80)
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	24	27	48	158
Other adjustments (2)	89	88	129	179
Income tax expense (benefit) related to above adjustments (3)	(71)	(75)	(408)	(130)
Non-recurring tax items	(58)	11	(52)	39
Non-GAAP Operating Earnings (4)	$559	$486	$1,068	$969

Operating earnings (loss) by segment:
Individual Retirement (5)	$359	$405	$729	$773
Group Retirement	$95	$77	$176	$153
Investment Management and Research	$80	$97	$157	$178
Protection Solutions	$106	$(12)	$155	$23
Corporate and Other (6)	$(81)	$(81)	$(149)	$(158)
______________

(1)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, the adjustment related to Variable annuity product features for the three and six months ended June 30, 2018 would have been $232 million and $356 million.

(2)	Other adjustments include separation costs of $58 million, $33 million, $82 million and $94 million for the three and six months ended June 30, 2019 and 2018, respectively.

(3)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, the adjustment related to Income tax expense (benefit) related to above adjustments for the three and six months ended June 30, 2018 would have been $(71) million and $(115) million.

(4)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Non-GAAP Operating Earnings for the three and six months ended June 30, 2018 would have been $473 million and $915 million.

(5)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Operating earnings for the three and six months ended June 30, 2018 for the Individual Retirement segment would have been $392 million and $719 million.

(6)	Includes interest expense and financing fees of $59 million, $58 million, $111 million and $102 million for the three and six months ended June 30, 2019 and 2018, respectively.
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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•	Investment gains (losses), net, which include other-than-temporary impairments of securities, sales or disposals of securities/investments, realized capital gains/losses, and valuation allowances; and

•
Other adjustments, which includes investment income (loss) from certain derivative instruments, excluding derivative instruments used to hedge risks associated with interest margins on interest-sensitive life and annuity contracts and freestanding and embedded derivatives associated with products with GMxB features.

The table below presents segment revenues for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Segment revenues:
Individual Retirement (1)	$1,073	$1,074	$2,080	$1,803
Group Retirement (1)	267	245	518	483
Investment Management and Research (2)	848	842	1,628	1,751
Protection Solutions (1)	843	790	1,674	1,604
Corporate and Other (1)	300	292	612	580
Adjustments related to:
Variable annuity product features	(161)	(253)	(1,639)	(414)
Investment gains (losses), net	(12)	(22)	(23)	80
Other adjustments to segment revenues	2	(2)	24	(47)
Total revenues	$3,160	$2,966	$4,874	$5,840
______________

(1)	Includes investment expenses charged by AB of $21 million, $18 million, $39 million and $36 million for the three and six months ended June 30, 2019 and 2018 for services provided to the Company.

(2)
Inter-segment investment management and other fees of $26 million, $25 million, $51 million and $50 million for the three and six months ended June 30, 2019 and 2018 are included in total revenues of the Investment Management and Research segment.

The table below presents Total assets by segment as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(in millions)
Total assets by segment:
Individual Retirement	$118,952	$105,532
Group Retirement	40,839	38,874
Investment Management and Research	10,276	10,294
Protection Solutions	44,232	44,633
Corporate and Other	24,298	21,464
Total assets	$238,597	$220,797

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

16)    EARNINGS PER SHARE
The following table presents the weighted average shares outstanding, basic earnings per common share and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Weighted average common shares outstanding:
Weighted average common shares outstanding - basic	491.1	561.0	504.5	561.0
Effect of dilutive securities:
Employee share awards (1)	0.8	0.1	—	0.1
Weighted average common shares outstanding - diluted (2)	491.9	561.1	504.5	561.1

Net income (loss):
Net income (loss)	$430	$261	$(279)	$598
Less: Net income (loss) attributable to the noncontrolling interest	67	97	133	220
Net income (loss) attributable to Holdings common shareholders	$363	$164	$(412)	$378

Earnings per common share:
Basic	$0.74	$0.29	$(0.82)	$0.67
Diluted	$0.74	$0.29	$(0.82)	$0.67
_____________

(1)	Calculated using the treasury stock method.

(2)
Shares in the diluted EPS calculation represent basic shares for the six-month period ended June 30, 2019 due to the net loss in this period. The shares excluded from the calculation were 0.6 million shares.

For the three and six months ended June 30, 2019 and 2018, 4.2 million, 6.1 million, 3.7 million and 3.8 million shares of outstanding stock awards, respectively, were not included in the computation of diluted earnings per share because their effect was anti-dilutive.
17)    REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS
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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The impact of items included in the revision tables included in Note 17 on the consolidated statement of cash flows for the six months ended June 30, 2018 were corrected in the comparative consolidated statements of cash flows included herein six months ended June 30, 2019 and 2018 The items for the nine months ended September 30, 2018 will be corrected in the Company’s comparative consolidated statements of cash flows to be included in the Form 10-Q filing as of and for the three and nine months ended September 30, 2019.
Revision of Consolidated Financial Statements as of and for the Six Months Ended June 30, 2018
The following tables present line items of the consolidated financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 that have been affected by the revisions. This information has been corrected from the information previously presented in the Company’s June 30, 2018 Form 10-Q. For these items, the tables detail the amounts as previously reported and the impact upon those line items due to the reclassifications to conform to the current presentation, revisions and the amounts as currently revised. Prior period amounts have been reclassified to conform to current period presentation, where applicable, and are summarized in the accompanying tables.

	As of June 30, 2018
	As Pre-viously Reported	Presentation Reclassifi-cations	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Balance Sheet:
Assets:
Investments:
DAC	$6,346	$—	$6,346	$(61)	$6,285
Amounts due from reinsurers	4,963	—	4,963	(9)	4,954
Current and deferred tax assets	47	—	47	5	52
Total Assets	$231,012	$—	$231,012	$(65)	$230,947

Liabilities:
Future policy benefits and other policyholders’ liabilities	$29,351	$—	$29,351	(53)	$29,298
Total Liabilities	$216,003	$—	$216,003	$(53)	$215,950
Equity:
Retained earnings	$12,613	$—	$12,613	$(12)	$12,601
Total equity attributable to Holdings	13,376	—	13,376	(12)	13,364
Total Equity	14,863	—	14,863	(12)	14,851
Total Equity and Redeemable NCI	15,009	—	15,009	(12)	14,997
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$231,012	$—	$231,012	$(65)	$230,947

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30, 2018
	As Pre-viously Reported	Presentation Reclassifi-cations	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Income (Loss):
Revenues:
Policy charges and fee income	$987	$—	$987	$(23)	$964
Net derivative gains (losses)	(73)	—	(73)	27	(46)
Total revenues	2,962	—	2,962	4	2,966
Benefits and other deductions:
Policyholders’ benefits	920	—	920	(20)	900
Amortization of deferred policy acquisition costs	(1)	170	169	16	185
Total benefits and other deductions	2,648	—	2,648	(4)	2,644
Income (loss) from continuing operations, before income taxes	314	—	314	8	322
Income tax (expense) benefit	(59)	—	(59)	(2)	(61)
Net income (loss)	255	—	255	6	261
Net income (loss) attributable to Holdings	$158	$—	$158	$6	$164

	Six Months Ended June 30, 2018
	As Pre-viously Reported	Presentation Reclassifi-cations	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Income (Loss):
Revenues:
Policy charges and fee income	$1,959	$—	$1,959	$(29)	$1,930
Net derivative gains (losses)	(354)	—	(354)	72	(282)
Total revenues	5,797	—	5,797	43	5,840
Benefits and other deductions:
Policyholders’ benefits	1,528	—	1,528	(34)	1,494
Amortization of deferred policy acquisition costs	14	332	346	11	357
Total benefits and other deductions	5,113	—	5,113	(23)	5,090
Income (loss) from continuing operations, before income taxes	684	—	684	66	750
Income tax (expense) benefit	(138)	—	(138)	(14)	(152)
Net income (loss)	546	—	546	52	598
Net income (loss) attributable to Holdings	$326	$—	$326	$52	$378

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30, 2018
	As Pre-viously Reported	Presentation Reclassifi-cations	As Adjusted	Impact of Revisions	As Revised
	(in millions)

Comprehensive Income (Loss):
Net income (loss)	$255	$—	$255	$6	$261
Other Comprehensive income (loss) net of income taxes:
Foreign currency translation adjustment	(9)	—	(9)	1	(8)
Change in unrealized gains (losses), net of reclassification adjustment	(348)	—	(348)	(1)	(349)
Comprehensive income (loss)	(101)	—	(101)	6	(95)
Comprehensive income (loss) attributable to Holdings	$(206)	$—	$(206)	$6	$(200)

	Six Months Ended June 30, 2018
	As Pre-viously Reported	Presentation Reclassifi-cations	As Adjusted	Impact of Revisions	As Revised
	(in millions)

Comprehensive Income (Loss):
Net income (loss)	$546	$—	$546	$52	$598
Other Comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	(14)	—	(14)	3	(11)
Change in unrealized gains (losses), net of reclassification adjustment	(1,308)	—	(1,308)	(3)	(1,311)
Comprehensive income (loss)	(642)	—	(642)	52	(590)
Comprehensive income (loss) attributable to Holdings	$(876)	$—	$(876)	$52	$(824)

	Three Months Ended June 30, 2018
	As Pre-viously Reported	Presentation Reclassifi-cations	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Equity:
Net income (loss) attributable to Holdings	$158	$—	$158	$6	$164
Retained earnings, end of period	$12,595	$—	$12,595	$6	$12,601
Total Holdings’ equity, end of period	$13,358	$—	$13,358	$6	$13,364
Total Equity, End of Period	$14,845	$—	$14,845	$6	$14,851

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2018
	As Pre-viously Reported	Presentation Reclassifi-cations	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Equity:
Retained earnings, beginning of year	$12,289	$—	$12,289	$(64)	$12,225
Net income (loss) attributable to Holdings	326	—	326	52	378
Retained earnings, end of period	$12,613	$—	$12,613	$(12)	$12,601
Total Holdings’ equity, end of period	$13,376	$—	$13,376	$(12)	$13,364
Total Equity, End of Period	$14,863	$—	$14,863	$(12)	$14,851

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2018
	As Pre-viously Reported	Presentation Reclassifi-cations	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Cash Flows:
Cash flow from operating activities:
Net income (loss)	$546	$—	$546	$52	$598
Adjustments to reconcile Net income (loss) to Net cash provided by (used in) operating activities:
Policy charges and fee income	(1,959)	—	(1,959)	29	(1,930)
Net derivative (gains) losses	354	—	354	(72)	282
Amortization of deferred sales commission	13	(13)	—	—	—
Amortization and depreciation	(32)	369	337	11	348
Amortization of deferred cost of reinsurance asset	10	(10)	—	—	—
Distributions from joint ventures and limited partnerships	44	(44)	—	—	—
Equity (income) loss from limited partnerships	—	(59)	(59)	—	(59)
Changes in:
Reinsurance recoverable	20	—	20	9	29
Capitalization of deferred policy acquisition costs	14	(346)	(332)	—	(332)
Future policy benefits	(171)	—	(171)	(15)	(186)
Current and deferred income taxes	224	—	224	(42)	182
Other, net	(180)	103	(77)	—	(77)
Net cash provided by (used in) operating activities	$(314)	$—	$(314)	$(28)	$(342)
Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Short-term investments	$—	$2,756	$2,756	$—	$2,756
Payment for the purchase/origination of:
Short-term investments	—	(1,586)	(1,586)	—	(1,586)
Cash settlements related to derivative instruments	(333)	—	(333)	(637)	(970)
Change in short-term investments	1,170	(1,170)	—	—	—
Other, net	419	—	419	61	480
Net cash provided by (used in) investing activities	$1,807	$—	$1,807	$(576)	$1,231
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$5,567	$—	$5,567	$(1,141)	$4,426
Withdrawals	(2,750)	—	(2,750)	572	(2,178)
Transfers (to) from Separate Accounts	(307)	—	(307)	1,173	866
Net cash provided by (used in) financing activities	$532	$—	$532	$604	$1,136

18)    SUBSEQUENT EVENTS
In connection with AXA’s secondary offering in June 2019, the underwriters exercised their option to purchase six million additional shares, reducing AXA’s ownership to approximately 39% as of July 8, 2019.
On August 8, 2019, Holdings’ Board of Directors declared a cash dividend on Holdings’ common stock of $0.15 per share, payable on August 29, 2019, to shareholders of record as of August 22, 2019. The payment of any future dividends will be at the discretion of Holdings’ Board of Directors and will depend on various factors.

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
Executive Summary
Overview
We are one of America’s leading financial services companies, providing: (i) advice and solutions for helping Americans set and meet their retirement goals and protect and transfer their wealth across generations; and (ii) a wide range of investment management insights, expertise and innovations to drive better investment decisions and outcomes for clients worldwide.
We manage our business through four segments: Individual Retirement, Group Retirement, Investment Management and Research, and Protection Solutions. We report certain activities and items that are not included in these segments in Corporate and Other. See Note 15 of the Notes to the Consolidated Financial Statements for further information on our segments.
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

•
GMIB reinsurance contracts. Historically, GMIB reinsurance contracts were used to cede to non-affiliated reinsurers a portion of our exposure to variable annuity products that offer a GMIB feature. We account for the GMIB reinsurance contracts as derivatives and report them at fair value. Gross GMIB reserves are calculated on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts. Accordingly, our gross reserves will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital market or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts. Because changes in the fair value of the GMIB reinsurance contracts are recorded in the period in which they occur and a majority of the changes in gross reserves for GMIB are recognized over time, net income will be more volatile.

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
Financial and Economic Environment
A wide variety of factors continue to impact global financial and economic conditions. These factors include, among others, concerns over economic growth in the United States, continued low interest rates, falling unemployment rates, the U.S. Federal Reserve’s potential plans to lower short-term interest rates, fluctuations in the strength of the U.S. dollar, the uncertainty created by what actions the current administration may pursue, concerns over global trade wars, changes in tax policy, global economic factors including programs by the European Central Bank and the United Kingdom’s vote to exit from the European Union and other geopolitical issues. Additionally, many of the products and solutions we sell are tax-advantaged or tax-deferred. If U.S. tax laws were to change, such that our products and solutions are no longer tax-advantaged or tax-deferred, demand for our products could materially decrease.
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

•
National Association of Insurance Commissioners (“NAIC”). In 2015, the NAIC Financial Condition (E) Committee established a working group to study and address, as appropriate, regulatory issues resulting from variable annuity captive reinsurance transactions, including reforms that would improve the current statutory reserve and RBC framework for insurance companies that sell variable annuity products. In August 2018, the NAIC adopted the new framework developed and proposed by this working group. Following its referral to various NAIC committees to develop the full implementation details, the new framework is expected to be operational in January 2020. Among other changes, the new framework includes new prescriptions for reflecting hedge effectiveness, investment returns, interest rates, mortality and policyholder behavior in calculating statutory reserves and RBC. Once effective, it is expected to materially change the level of variable annuity reserves and RBC requirements as well as their sensitivity to capital markets including interest rate, equity markets, volatility and credit spreads. Overall, we believe the NAIC reform has moved variable annuity capital standards towards an economic framework and is consistent with how we manage our business. However, it is expected that the NYDFS will propose a rule for adoption that will differ from the standards of the NAIC framework. Other state insurance regulators may propose and adopt standards different from the NAIC framework.

•
Fiduciary Rules/ “Best Interest” Standards of Conduct. In the wake of the March 2018 federal appeals court decision to vacate the DOL Rule, the NAIC as well as state regulators are currently considering whether to apply an impartial conduct standard similar to the DOL Rule to recommendations made in connection with certain annuities and, in one case, to life insurance policies. For example, the NAIC is actively working on a proposal to raise the advice standard for annuity sales and in July 2018, the NYDFS issued a final version of Regulation 187 that adopts a “best interest” standard for recommendations regarding the sale of life insurance and annuity products in New York. Regulation 187 took effect on August 1, 2019 with respect to annuity sales and will take effect on February 1, 2020 for life insurance sales and is applicable to sales of life insurance and annuity products in New York. In November 2018, the primary agent groups in New York launched a legal challenge against the NYDFS over the adoption of Regulation 187. It is not possible to predict whether this challenge will be successful. We have developed our compliance framework for Regulation 187 with respect to annuity sales and are assessing the impact it may have on our life insurance business. In addition, state regulators and legislatures in Nevada, New Jersey and Maryland have proposed measures that would make broker-dealers, sales agents, and investment advisers and their representatives to be subject to a fiduciary duty when providing products and services to customers, including pension plans and IRAs. Beyond the New York regulation, the likelihood of enactment of any such state-based regulation is uncertain at this time, but if implemented, these regulations could have adverse effects on our business and consolidated results of operations.

•
In June 2019, the SEC released a set of rules that, among other things, enhance the existing standard of conduct for broker-dealers to require them to act in the best interest of their clients; clarify the nature of the fiduciary obligations owed by registered investment advisers to their clients; impose new disclosure requirements aimed at ensuring investors understand the nature of their relationship with their investment professionals; and restrict certain broker-

dealers and their financial professionals from using the terms “adviser” or “advisor”. The effective date for compliance with these rules is June 30, 2020. Investment advisers to retail clients will also be required to file new Form CRS, providing disclosures about its standard of conduct and conflicts of interest, with the SEC and deliver copies of the Form to its retail clients. The intent of these rules is to impose on broker-dealers an enhanced duty of care to their customers similar to that which applies to investment advisers under existing law. We are currently assessing these rules to determine the impact they may have on our business.

•
Derivatives Regulation.  The amount of collateral we are required to pledge and the expenses we incur under our derivatives transactions are expected to increase as a result of the requirement to pledge initial margin for non-centrally cleared derivative transactions ( “OTC” derivatives) entered into after the phase-in period, which will likely be applicable to us in September 2020 as a result of adoption by the Office of the Comptroller of the Currency (“OCC”), the Federal Reserve Board, the FDIC, the Farm Credit Administration and the Federal Housing Finance Agency and and the CFTC of final margin requirements for OTC derivatives. Also, in June 2019, the SEC adopted a set of rules that establish capital, margin and segregation requirements for security-based swaps. The rules are part of the larger regulatory framework that the SEC is establishing over non-bank security-based swap dealers (“SBSD’s”), non-bank major security-based swap dealers (“MSBSP’s”), and certain broker-dealers that are not SBSD’s that imposes registration, disqualification, recordkeeping and reporting requirements, and cross-border regulation.  The rules will become effective 60 days after publication in the Federal Register.  The compliance date for the new rules is 18 months after the later of (i) the effective date of the final rules establishing recordkeeping and reporting requirements for SBSD’s and MSBSP’s or (ii) the effective date of the final rules on cross-border application of security-based swap requirements, which have been proposed and are pending. We are monitoring these developments and evaluating the potential effect these rules might have on our business.

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
We estimate that the aggregate amount of the total separation expenses described above will be between approximately $650 million and $700 million. Through June 30, 2019, a total of $392 million has been incurred, of which $58 million, $82 million, $33 million, and $94 million was incurred in the three and six months ended June 30, 2019 and 2018, respectively.
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
Investment Management and Research Business
AB has announced that it will establish its corporate headquarters in, and relocate approximately 1,050 jobs located in the New York metro area to, Nashville, Tennessee. For more detail on the costs and expense savings AB expects to incur as a result of this relocation, see AB’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019.
Key Operating Measures
In addition to our results presented in accordance with U.S. GAAP, we report Non-GAAP Operating Earnings, Non-GAAP Operating ROE, Non-GAAP Operating ROC by segment for our Individual Retirement, Group Retirement and Protection Solutions segments, and Non-GAAP Operating Earnings per share, each of which is a measure that is not determined in accordance with U.S. GAAP. Management believes that the use of these non-GAAP financial measures, together with relevant U.S. GAAP measures, provides a better understanding of our results of operations and the underlying profitability drivers and trends of our business. These non-GAAP financial measures are intended to remove from our results of operations the impact of market changes (where there is mismatch in the valuation of assets and liabilities) as well as certain other expenses which are not part of our underlying profitability drivers or likely to re-occur in the foreseeable future, as such items fluctuate from period-to-period in a manner inconsistent with these drivers. These measures should be considered supplementary to our results that are presented in accordance with U.S. GAAP and should not be viewed as a substitute for the U.S. GAAP measures. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way we calculate such measures. Consequently, our non-GAAP financial measures may not be comparable to similar measures used by other companies.
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
We use the prevailing corporate federal income tax rate of 21%, while taking into account any non-recurring differences for events recognized differently in our financial statements and federal income tax returns as well as partnership income taxed at lower rates when reconciling Net income (loss) attributable to Holdings to Non-GAAP Operating Earnings.
The table below presents a reconciliation of Net income (loss) attributable to Holdings to Non-GAAP Operating Earnings for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Net income (loss) attributable to Holdings	$363	$164	$(412)	$378
Adjustments related to:
Variable annuity product features (1)	200	249	1,740	425
Investment (gains) losses	12	22	23	(80)
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	24	27	48	158
Other adjustments (2)	89	88	129	179
Income tax expense (benefit) related to above adjustments (3)	(71)	(75)	(408)	(130)
Non-recurring tax items	(58)	11	(52)	39
Non-GAAP Operating Earnings (4)	$559	$486	$1,068	$969
______________

(1)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, the adjustment related to Variable annuity product features for the three and six months ended June 30, 2018 would have been $232 million and $356 million.

(2)	Other adjustments include separation costs of $58 million, $33 million, $82 million and $94 million for the three and six months ended June 30, 2019 and 2018, respectively.

(3)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, the adjustment related to Income tax expense (benefit) related to above adjustments for the three and six months ended June 30, 2018 would have been $(71) million and $(115) million.

(4)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Non-GAAP Operating Earnings for the three and six months ended June 30, 2018 would have been $473 million and $915 million.

Non-GAAP Operating ROE and Non-GAAP Operating ROC by Segment

We report Non-GAAP Operating ROE and Non-GAAP Operating ROC by segment for our Individual Retirement, Group Retirement and Protection Solutions segments, each of which is a Non-GAAP financial measure used to evaluate our recurrent profitability on a consolidated basis and by segment, respectively.
We calculate Non-GAAP Operating ROE by dividing Non-GAAP Operating Earnings for the previous twelve calendar months by consolidated average equity attributable to Holdings, excluding Accumulated Other Comprehensive Income (“AOCI”). We calculate Non-GAAP Operating ROC by segment by dividing Operating earnings (loss) on a segment basis for the previous twelve calendar months by average capital on a segment basis, excluding AOCI, as described below. AOCI fluctuates period-to-period in a manner inconsistent with our underlying profitability drivers as the majority of such fluctuation is related to the market volatility of the unrealized gains and losses associated with our available-for-sale (“AFS”) securities. Therefore, we believe excluding AOCI is more effective for analyzing the trends of our operations. We do not calculate Non-GAAP Operating ROC by segment for our Investment Management and Research segment because we do not manage that segment from a return of capital perspective. Instead, we use metrics more directly applicable to an asset management business, such as AUM, to evaluate and manage that segment.
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
The following table presents Return on Average equity attributable to Holdings, excluding AOCI and Non-GAAP Operating ROE for the trailing twelve months ended June 30, 2019.

Trailing Twelve Months Ended June 30, 2019
(in millions)
Net income attributable to Holdings	$1,030
Average equity attributable to Holdings, excluding AOCI	$14,223
Return on average equity attributable to Holdings, excluding AOCI	7.2%

Non-GAAP Operating Earnings (1)	$2,265
Average equity attributable to Holdings, excluding AOCI	$14,223
Non-GAAP Operating ROE (2)	15.9%
______________

(1)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Non-GAAP Operating Earnings for the trailing twelve months ended June 30, 2019 would have been $2,275 million.

(2)	Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Non-GAAP Operating ROE for the trailing twelve months ended June 30, 2019 would have been 16.0%.
The following table presents Non-GAAP Operating ROC by segment for our Individual Retirement, Group Retirement and Protection Solutions segments for the trailing twelve months ended June 30, 2019.

	Trailing Twelve Months Ended June 30, 2019
	Individual Retirement	Group Retirement	Protection Solutions
	(in millions)
Operating earnings (1)	$1,511	$412	$329
Average capital (2)	$6,917	$1,285	$2,870
Non-GAAP Operating ROC (3)	21.8%	32.1%	11.5%
______________

(1)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Operating earnings for the trailing twelve months ended June 30, 2019 for the Individual Retirement segment would have been $1,521 million.

(2)
For average capital amounts by segment, capital components pertaining directly to specific segments such as DAC along with targeted capital are directly attributed to these segments. Targeted capital for each segment is established using assumptions supporting statutory capital adequacy levels (including CTE98).

(3)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Non-GAAP Operating ROC for the trailing twelve months ended June 30, 2019 for the Individual Retirement segment would have been 22.0%.

Non-GAAP Operating Earnings Per Share
Non-GAAP Operating Earnings Per Share (“Non-GAAP EPS”) is calculated by dividing Non-GAAP Operating Earnings by diluted common shares outstanding. The following table sets forth Non-GAAP Operating EPS for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(per share amounts)
Net income (loss) attributable to Holdings	$0.74	$0.29	$(0.82)	$0.67
Adjustments related to:
Variable annuity product features (1)	0.41	0.44	3.44	0.75
Investment (gains) losses	0.02	0.04	0.05	(0.14)
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	0.05	0.05	0.10	0.28
Other adjustments (2)	0.18	0.16	0.25	0.33
Income tax expense (benefit) related to above adjustments (3)	(0.14)	(0.13)	(0.81)	(0.23)
Non-recurring tax items	(0.12)	0.02	(0.10)	0.07
Non-GAAP Operating Earnings (4)	$1.14	$0.87	$2.11	$1.73
______________

(1)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, the adjustment related to Variable annuity product features for the three and six months ended June 30, 2018 would have been $0.41 and $0.63.

(2)	“Other adjustments” includes separation costs of $0.12, $0.06, $0.16 and $0.17, for the three and six months ended June 30, 2019 and 2018, respectively.

(3)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, the adjustment related to Income tax expense (benefit) related to above adjustments for the three and six months ended June 30, 2018 would have been $(0.12) and $(0.21).

(4)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Non-GAAP Operating Earnings for the three and six months ended June 30, 2018 would have been $0.84 and $1.63.

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
The reclassification adjustments for the three and six months ended June 30, 2018 are presented in the tables below. Capitalization of DAC reclassified to Compensation and benefits, Commissions and distribution-related payments, and Other operating costs and expenses reduced the amounts previously reported in those expense line items, whereas the capitalization of DAC reclassified from the Amortization of DAC line item increases that expense line item.

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	Individual Retirement	Group Retirement	Protection Solutions	Consoli-dated	Individual Retirement	Group Retirement	Protection Solutions	Consoli-dated
	(in millions)
Reductions to expense line items:
Commissions and distribution-related payments	$81	$15	$36	$131	$153	$29	$70	$251
Compensation and benefits and other operating costs and expenses	16	8	15	39	35	15	31	81
Total reductions	$97	$23	$51	$170	$188	$44	$101	$332

Increase to expense line item:
Amortization of deferred policy acquisition costs	$97	$23	$51	$170	$188	$44	$101	$332

DAC Amortization for SCS
In the first quarter of 2019, the Company updated its Operating earnings measure to exclude market value adjustments impacting the DAC amortization for its SCS variable annuity product in order to be consistent with the treatment of the market value adjustments on the SCS liability and with industry practice. The presentation of Operating earnings in prior periods was not revised to reflect this modification, however, the Company estimated that had the treatment in the Company’s Operating earnings measure of the Amortization of DAC for SCS been modified in the first quarter of 2018, the pre-tax impact on Operating earnings of excluding the SCS-related DAC amortization from Operating earnings would have been a decrease of $52 million, $17 million and $4 million during the first, second and third quarters of 2018, respectively, and an increase of $17 million during the fourth quarter of 2018.
Ownership and Consolidation of AllianceBernstein
Our indirect, wholly owned subsidiary, AllianceBernstein Corporation, is the General Partner of AB. Accordingly, AB is consolidated in our financial statements, and its results are fully reflected in our consolidated financial statements. Our blended economic interest in AB was approximately 65% during both the three and six months of 2019 and approximately 59% and 52% during the three and six months of 2018, respectively.
Effective Tax Rates
For interim reporting periods, we calculate income tax expense using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur.
Consolidated Results of Operations
The following table summarizes our consolidated statements of income (loss) for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$941	$964	$1,872	$1,930
Premiums	280	275	563	554
Net derivative gains (losses)	(236)	(46)	(1,866)	(282)
Net investment income (loss)	976	596	1,991	1,187
Investment gains (losses), net	(12)	(22)	(23)	80
Investment management and service fees	1,072	1,075	2,071	2,130
Other income	139	124	266	241
Total revenues	3,160	2,966	4,874	5,840

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	896	900	1,776	1,494
Interest credited to policyholders’ account balances	314	268	618	539
Compensation and benefits	512	520	1,021	1,099
Commissions and distribution-related payments	307	287	588	578
Interest expense	57	60	113	106
Amortization of deferred policy acquisition costs	177	185	375	357
Other operating costs and expenses	456	424	866	917
Total benefits and other deductions	2,719	2,644	5,357	5,090
Income (loss) from continuing operations, before income taxes	441	322	(483)	750
Income tax (expense) benefit	(11)	(61)	204	(152)
Net income (loss)	430	261	(279)	598
Less: Net income (loss) attributable to the noncontrolling interest	67	97	133	220
Net income (loss) attributable to Holdings	$363	$164	$(412)	$378
EARNINGS PER SHARE
Earnings per share - Common stock:
Basic	$0.74	$0.29	$(0.82)	$0.67
Diluted	$0.74	$0.29	$(0.82)	$0.67
Weighted average common shares outstanding:
Basic	491.1	561.0	504.5	561.0
Diluted	491.9	561.1	504.5	561.1

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Non-GAAP Operating Earnings (1)	$559	$486	$1,068	$969
______________

(1)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Non-GAAP Operating Earnings for the three and six months ended June 30, 2018 would have been $473 million and $915 million, respectively.

The following table summarizes our Non-GAAP Operating EPS for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(earnings per share amounts)
Non-GAAP Operating EPS - common stock:
Basic (1)	$1.14	$0.87	$2.11	$1.73
Diluted (2)	$1.14	$0.87	$2.11	$1.73
______________

(1)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Non-GAAP Operating EPS - common stock, basic for the three and six months ended June 30, 2018 would have been $0.84 and $1.63, respectively.

(2)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Non-GAAP Operating EPS - common stock, diluted for the three and six months ended June 30, 2018 would have been $0.84 and $1.63, respectively.

The following discussion compares the results for the three and six months ended June 30, 2019 to the results for the three and six months ended June 30, 2018.
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Net Income Attributable to Holdings
Net income (loss) attributable to Holdings increased by $199 million, to net income of $363 million for the three months ended June 30, 2019 from net income of $164 million for the three months ended June 30, 2018, primarily driven by the following notable items:

•	Net investment income (loss) increased by $380 million mainly due to a change in the market value of trading securities supporting our variable annuity products mainly driven by lower interest rates.

•	Investment gains (losses), net increased by $10 million due to 2018 higher losses from our General Account investment portfolio, partially offset by a real estate impairment in 2019.

•	Net income (loss) attributable to the noncontrolling interest decreased by $30 million mainly due to lower AB Net income.

•
Income tax expense decreased by $50 million driven primarily by a $63 million income tax benefit from the release of a state income tax liability in the three months ended June 30, 2019, partially offset by higher pre-tax income.

Partially offsetting this increase were the following notable items:

•	Net derivative gains (losses) decreased by $190 million mainly due to a higher increase in the fair value of the GMIBNLG liability, partially offset by income from freestanding derivatives.

•
Interest credited to policyholders’ account balances increased by $46 million mainly driven by our Individual Retirement segment, reflecting an increase in SCS AV and by our Protection Solutions segment, reflecting an increase in Indexed Universal Life reserves due to new business, partially offset by higher Net derivative gains (losses), and higher interest credited on funding agreements.

•	Compensation, benefits and other operating expenses increased by $24 million mainly due to higher separation costs.

•
Commissions and distribution-related payments increased by $20 million mainly driven by higher distribution-related payments in our Investment Management and Research segment and higher broker-dealer sales.

Non-GAAP Operating Earnings
Non-GAAP Operating Earnings increased by $73 million to $559 million during the three months ended June 30, 2019 from $486 million in the three months ended June 30, 2018. Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Non-GAAP Operating Earnings for the three months ended June 30, 2019 would have increased $86 million from $473 million in the three months ended June 30, 2018. The following notable items were the primary drivers for the increase in Non-GAAP Operating Earnings.

•	Net investment income increased by $116 million mainly due to the positive impacts of higher asset balances, General Account investment portfolio optimization and higher seed money investment income.

•
Amortization of DAC decreased by $50 million mainly driven by our Protection Solutions segment as this segment is no longer in loss recognition, partially offset by an increase in our Individual Retirement segment, due to the impact of interest rate and equity market movements on our SCS block in the three months ended June 30, 2018. Had the treatment in our Non-GAAP Operating Earnings measure of the Amortization of DAC for SCS been modified starting in the first quarter of 2018, the SCS-related DAC amortization excluded from Non-GAAP Operating Earnings would have been $17 million lower, decreasing Non-GAAP Operating Earnings.

•	Earnings attributable to the noncontrolling interest decreased by $7 million mainly in our Investment Management and Research segment due to lower AB Operating earnings.

Partially offsetting this increase were the following notable items:

•
Interest credited to policyholders’ account balances increased by $47 million mainly driven by our Individual Retirement segment, reflecting an increase in SCS AV due to higher sales, and by our Protection Solutions segment, mainly due to an increase in Indexed Universal Life reserves due to new business, partially offset by higher Net derivative gains (losses), and higher interest credited on funding agreements.

•	Net derivative gains (losses) decreased by $21 million mainly due to a $9 million and $8 million decrease in our Investment Management and Research and Individual Retirement segments.

•
Commissions and distribution-related payments increased by $20 million mainly driven by higher distribution-related payments in our Investment Management and Research segment and higher broker-dealer sales.

•
Income tax expense increased by $11 million mainly driven by higher pre-tax earnings partially offset by a lower effective tax rate. Had the treatment in our Non-GAAP Operating Earnings measure of the Amortization of DAC for SCS been modified starting in the first quarter of 2018, income tax benefit excluded from Non-GAAP Operating Earnings would have been $4 million lower.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Net Income Attributable to Holdings
Net income (loss) attributable to Holdings decreased by $790 million, due to a net loss of $412 million for the six months ended June 30, 2019 from net income of $378 million for the six months ended June 30, 2018, primarily driven by the following notable items:

•
Net derivative gains (losses) decreased by $1,584 million mainly due to increases in the fair value of the GMIBNLG liability, partially offset by income from freestanding derivatives reflecting lower interest rates.

•
Policyholders’ benefits increased by $282 million mainly driven by our Individual Retirement and Protection Solutions segments. The increase in our Individual Retirement segment was primarily due to the favorable impact of higher interest rates in the first six months of 2018. The assumption updates in the third quarter of 2018 reduced the impact of interest rates on GMxB policyholders’ benefits in the first six months of 2019. The increase in our Protection Solutions segment was primarily due to higher expected claims as the book is aging, combined with adverse mortality experience in the first quarter of 2019.

•	Investment gains (losses), net decreased by $103 million primarily due to higher gains from our General Account investment portfolio optimization in 2018 and a real estate impairment in 2019.

•
Revenue from fees and related items (“fee-type revenue”), including Policy charges and fee income, Premiums, Investment Management service fees and Other income, decreased by $83 million mainly driven by our Individual Retirement and Investment Management and Research segments. The decrease in the Individual Retirement segment was mainly due to lower average Separate Accounts AV in 2019 compared to 2018 as a result of a decline in equity markets in the fourth quarter of 2018. The decrease in our Investment Management segment was primarily due to lower Bernstein Research Services revenues and lower performance-based fees.

•
Interest credited to policyholders’ account balances increased by $79 million mainly driven by our Individual Retirement segment, reflecting an increase in SCS AV and by our Protection Solutions segment, mainly reflecting an increase in Indexed Universal Life reserves due to new business, partially offset by higher Net derivative gains (losses), and higher interest credited on funding agreements.

•
Amortization of DAC increased by $18 million mainly due to higher amortization in our Individual Retirement segment, primarily due to the impact of interest rate and equity market movements on assets supporting our SCS block, partially offset by lower amortization in our Protection Solutions segment resulting from no longer being in loss recognition.

•
Commissions and distribution-related payments increased by $10 million mainly driven by higher commission expense due to higher broker-dealer sales and higher distribution-related payments in our Investment Management and Research segment.

Partially offsetting this decrease were the following notable items:

•	Net investment income (loss) increased by $804 million mainly due to a change in the market value of trading securities supporting our variable annuity products due to lower interest rates.

•
Compensation, benefits and other operating expenses decreased by $129 million mainly due to the partial settlement of the employee pension plan in the first six months of 2018 and lower separation costs.

•
Net income (loss) attributable to noncontrolling interest decreased by $87 million mainly due to lower AB Net income and from the increase in our ownership percentage of AB that reduced the noncontrolling interest's share of AB's Net income.

•
Income tax expense decreased by $356 million driven primarily by a pre-tax loss in the first six months of 2019 compared to pre-tax income in the first six months of 2018 and by a $63 million income tax benefit from the release of a state income tax liability in the six months ended June 30, 2019.

Non-GAAP Operating Earnings
Non-GAAP Operating Earnings increased by $99 million to $1,068 million during the six months ended June 30, 2019 from $969 million in the six months ended June 30, 2018. Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Non-GAAP Operating Earnings for the six months ended June 30, 2019 would have increased $153 million from $915 million in the six months ended June 30, 2018. The following notable items were the primary drivers for the increase in Non-GAAP Operating Earnings.

•	Net derivative gains (losses) increased by $244 million mainly due to a $271 million increase in our Individual Retirement segment due to decreasing interest rates in 2019 compared to 2018.

•	Net investment income increased by $207 million mainly due to the positive impacts of higher asset balances, General Account investment portfolio optimization and higher seed money investment income.

•
Amortization of DAC decreased by $75 million mainly driven by our Protection Solutions segment as this segment is no longer in loss recognition, partially offset by an increase in our Individual Retirement segment, due to the impact of interest rate and equity market movements on our SCS block in the first six months of 2018. Had the treatment in our Non-GAAP Operating Earnings measure of the Amortization of DAC for SCS been modified starting in the first quarter of 2018, the SCS-related DAC amortization excluded from Non-GAAP Operating Earnings would have been $69 million lower, decreasing Non-GAAP Operating Earnings.

•
Compensation, benefits and other operating costs and expenses decreased by $55 million mainly due to productivity initiatives, as well as a decrease in our Investment Management and Research segment driven by the non-recurrence of a $43 million expense related to the impact of adopting revenue recognition standard ASC 606 in 2018, partially offset by higher operating expenses.

•
Earnings attributable to the noncontrolling interest decreased by $78 million mainly in our Investment Management and Research segment due to lower AB Operating earnings and from the increase in our ownership percentage of AB that reduced the noncontrolling interest’s share of AB’s Operating earnings.

Partially offsetting this increase were the following notable items:

•
Policyholders’ benefits increased by $293 million mainly driven by our Individual Retirement and Protection Solutions segment. The increase in our Individual Retirement segment, which was offset by an increase in Net derivatives gains (losses), was primarily due to the favorable impact of higher interest rates in the first six months of 2018. The assumption updates in the third quarter of 2018 reduced the impact of interest rates on GMxB policyholders’ benefits in the first six months of 2019. The increase in our Protection Solutions segment was primarily due to higher expected claims as the book is aging, combined with adverse mortality experience in the first quarter of 2019.

•
Fee-type revenue decreased by $160 million mainly driven by our Investment Management and Research and Individual Retirement segments. The decrease in our Investment Management and Research segment was mainly due to lower performance-based fees, primarily due to the non-recurrence of a $78 million increase in revenues in the first six months of 2018 from the impact of adopting revenue recognition standard ASC 606 in 2018 and lower Bernstein Research Services revenues. The decrease in the Individual Retirement segment was mainly due to lower average Separate Accounts AV in 2019 compared to 2018 as a result of the decline in equity markets in the fourth quarter of 2018.

•
Interest credited to policyholders’ account balances increased by $79 million mainly driven by our Individual Retirement segment, reflecting an increase in SCS AV due to higher sales, and by our Protection Solutions segment, mainly due to an increase in Indexed Universal Life reserves due to new business, partially offset by higher Net derivative gains (losses), and higher interest credited on funding agreements.

•	Interest expense and financing fees increased by $12 million mainly in Corporate and Other driven by the issuance of $3.8 billion of debt in April 2018.

•
Commissions and distribution-related payments increased by $10 million mainly driven by higher commission expense due to higher broker-dealer sales and higher distribution-related payments in our Investment Management and Research segment.

•
Income tax expense increased by $6 million mainly driven by higher pre-tax earnings partially offset by a lower effective tax rate. Had the treatment in our Non-GAAP Operating Earnings measure of the Amortization of DAC for SCS been modified starting in the first quarter of 2018, income tax benefit excluded from Non-GAAP Operating Earnings would have been $15 million lower.

Results of Operations by Segment
We manage our business through the following four segments: Individual Retirement, Group Retirement, Investment Management and Research, and Protection Solutions. We report certain activities and items that are not included in our four segments in Corporate and Other. The following section presents our discussion of Operating earnings (loss) by segment and AUM, AV and Protection Solutions Reserves by segment, as applicable. Consistent with U.S. GAAP guidance for segment reporting, Operating earnings (loss) is our U.S. GAAP measure of segment performance. See Note 15 of the Notes to the Consolidated Financial Statements for further information on our segments.
The following table summarizes Operating earnings (loss) by segment and Corporate and Other for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Operating earnings (loss):
Individual Retirement (1)	$359	$405	$729	$773
Group Retirement	95	77	176	153
Investment Management and Research	80	97	157	178
Protection Solutions	106	(12)	155	23
Corporate and Other	(81)	(81)	(149)	(158)
Non-GAAP Operating Earnings (2)	$559	$486	$1,068	$969
______________

(1)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Operating earnings for the three and six months ended June 30, 2018 for the Individual Retirement segment would have been $392 million and $719 million, respectively.

(2)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Non-GAAP Operating Earnings for the three and six months ended June 30, 2018 would have been $473 million and $915 million, respectively.

Effective Tax Rates by Segment
For interim reporting periods, we calculate income tax expense using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. Income tax expense is calculated using the ETR and then allocated to our business segments using a 17% ETR for our retirement and protection businesses (Individual Retirement, Group Retirement, and Protection Solutions) and a 28% ETR for Investment Management and Research for the six months ended June 30, 2019.
Individual Retirement
The Individual Retirement segment includes our variable annuity products which primarily meet the needs of individuals saving for retirement or seeking retirement income.

The following table summarizes Operating earnings of our Individual Retirement segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Operating earnings (1)	$359	$405	$729	$773
______________

(1)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Operating earnings for the three and six months ended June 30, 2018 for the Individual Retirement segment would have been $392 million and $719 million, respectively.

Key components of Operating earnings are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
REVENUES
Policy charges, fee income and premiums	$524	$530	$1,022	$1,059
Net investment income	280	258	548	486
Net derivative gains (losses)	87	95	150	(121)
Investment management, service fees and other income	182	191	360	379
Segment revenues	$1,073	$1,074	$2,080	$1,803

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$291	$305	$535	$296
Interest credited to policyholders’ account balances	84	54	146	113
Commissions and distribution-related payments	71	71	137	143
Amortization of deferred policy acquisition costs (1)	75	50	158	94
Compensation, benefits and other operating costs and expenses	114	104	225	210
Interest expense and financing fees	—	—	—	—
Segment benefits and other deductions (2)	$635	$584	$1,201	$856
______________

(1)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Amortization of deferred policy acquisition costs for the three and six months ended June 30, 2018 for the Individual Retirement segment would have been $67 million and $163 million, respectively.

(2)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Segment benefits and other deductions for the three and six months ended June 30, 2018 for the Individual Retirement segment would have been $601 million and $925 million, respectively.

The following table summarizes AV for our Individual Retirement segment as of the dates indicated:

	As of
	June 30, 2019	December 31, 2018
	(in millions)
AV
General Account	$23,455	$20,631
Separate Accounts	80,852	73,958
Total AV	$104,307	$94,589

The following table summarizes a roll-forward of AV for our Individual Retirement segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Balance as of beginning of period	$102,498	$101,789	$94,589	$103,423
Gross premiums	2,173	2,056	4,211	3,842
Surrenders, withdrawals and benefits	(2,265)	(2,205)	(4,391)	(4,453)
Net flows	(92)	(149)	(180)	(611)
Investment performance, interest credited and policy charges	2,359	1,473	10,356	301
Transfer to Corporate and Other (1)	(458)	—	(458)	—
Balance as of end of period	$104,307	$103,113	$104,307	$103,113
______________

(1)	Transfer to Corporate and Other represents the placement of an Individual Retirement product in run-off effective for the second quarter of 2019.
Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018 for the Individual Retirement Segment
Operating earnings
Operating earnings decreased by $46 million to $359 million in the three months ended June 30, 2019 from $405 million in the three months ended June 30, 2018. Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Operating earnings for the three months ended June 30, 2019 would have decreased $33 million from $392 million in the three months ended June 30, 2018. The following notable items were the primary drivers for the decrease in Operating earnings.

•	Increase in Interest credited to policyholders’ account balances of $30 million primarily driven by higher SCS AV due to new business growth.

•	Fee-type revenue decreased by $26 million mainly due to lower average Separate Accounts AV.

•
Increase in Amortization of DAC of $25 million, primarily due to the impact of interest rate and equity market movements on our SCS block in the three months ended June 30, 2018. Had the treatment in our Operating earnings measure of the Amortization of DAC for SCS been modified starting in the first quarter of 2018, the SCS-related DAC amortization excluded from Operating earnings would have been $17 million lower.

•	Compensation, benefits and other operating costs and expenses increased by $10 million mainly due to higher sub-advisory fees (these higher sub-advisory fees were offset by related fee-type revenues).
The decrease was partially offset by:

•	Increase in Net investment income of $22 million mainly due to higher SCS asset balances.

•
Improvement in GMxB results of $22 million primarily due to assumption updates in the third quarter of 2018. GMxB results include Policy charges and fee income, Net derivative gains (losses) and Policyholders’ benefits.

•
Decrease in Income tax expense of $8 million driven by lower pre-tax earnings. Had the treatment in our Non-GAAP Operating Earnings measure of the Amortization of DAC for SCS been modified starting in the first quarter of 2018, income tax benefit excluded from Operating earnings would have been $4 million lower.

Net Flows and AV

•
The increase in AV of $1.8 billion during the three months ended June 30, 2019 and $1.2 billion from June 30, 2018 was mainly due to the positive impact of higher equity markets, partially offset by net outflows in our older fixed-rate GMxB block.

•	Net outflows of $92 million decreased by $57 million compared to 2018, driven by higher deposits in our current product offerings and lower surrenders in the Company’s older fixed-rate GMxB block.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018 for the Individual Retirement Segment
Operating earnings
Operating earnings decreased by $44 million to $729 million in the first six months of 2019 from $773 million in the first six months of 2018. Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Operating earnings for the six months ended June 30, 2019 would have increased $10 million from $719 million in the six months ended June 30, 2018. The following notable items were the primary drivers for the decrease in Operating earnings.

•
Increase in Amortization of DAC of $64 million, primarily due to the impact of interest rate and equity market movements on our SCS block in the first six months of 2018. Had the treatment in our Operating earnings measure of the Amortization of DAC for SCS been modified starting in the first quarter of 2018, the SCS-related DAC amortization excluded from Operating earnings would have been $69 million lower.

•	Fee-type revenue decreased by $56 million mainly due to lower average Separate Accounts AV in 2019 compared to 2018 as a result of the sharp decline in equity markets in the fourth quarter of 2018.

•	Increase in Interest credited to policyholders’ account balances of $33 million primarily driven by higher SCS AV due to new business growth.

•
Compensation, benefits and other operating costs and expenses increased by $15 million primarily due to higher sub-advisory fee expenses (these higher sub-advisory fees were offset by related fee-type revenues).

The decrease was partially offset by:

•	Increase in Net investment income of $62 million mainly due to higher SCS asset balances partially offset by lower investment income from assets supporting our GMxB products.

•
Improvement in GMxB results of $31 million primarily due to assumption updates in the third quarter of 2018. GMxB results include Policy charges and fee income, Net derivative gains (losses) and Policyholders’ benefits.

•
Decrease in Income tax expense of $24 million driven by lower pre-tax earnings as well as a lower effective tax rate. Had the treatment in our Non-GAAP Operating Earnings measure of the Amortization of DAC for SCS been modified starting in the first quarter of 2018, income tax benefit excluded from Operating earnings would have been $15 million lower.

Net Flows and AV

•	The increase in AV of $9.7 billion during the six months ended June 30, 2019 was due to higher equity markets partially offset by net outflows in our older fixed-rate GMxB block.

•	Net outflows of $180 million improved by $431 million compared to 2018, driven by higher deposits in our current product offerings and lower surrenders in the Company’s older fixed-rate GMxB block.
Group Retirement
The Group Retirement segment offers tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses.
The following table summarizes Operating earnings of our Group Retirement segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Operating earnings	$95	$77	$176	$153

Key components of Operating earnings are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
REVENUES
Policy charges, fee income and premiums	$69	$70	$134	$134
Net investment income	150	124	284	255
Net derivative gains (losses)	(2)	2	2	1
Investment management, service fees and other income	50	49	98	93
Segment revenues	$267	$245	$518	$483

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$1	$—	$1	$—
Interest credited to policyholders’ account balances	75	74	148	144
Commissions and distribution-related payments	11	12	21	22
Amortization of deferred policy acquisition costs	10	6	22	17
Compensation, benefits and other operating costs and expenses	54	59	114	113
Interest expense and financing fees	—	—	—	—
Segment benefits and other deductions	$151	$151	$306	$296
The following table summarizes AV for our Group Retirement segment as of the dates indicated:

	As of
	June 30, 2019	December 31, 2018
	(in millions)
AV
General Account	$11,892	$11,619
Separate Accounts	24,165	20,782
Total AV	$36,057	$32,401
The following table summarizes a roll-forward of AV for our Group Retirement segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Balance as of beginning of period	$35,077	$33,918	$32,401	$33,906
Gross premiums	910	885	1,750	1,722
Surrenders, withdrawals and benefits	(746)	(734)	(1,479)	(1,470)
Net flows	164	151	271	252
Investment performance, interest credited and policy charges	816	580	3,385	491
Balance as of end of period	$36,057	$34,649	$36,057	$34,649
Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018 for the Group Retirement Segment
Operating earnings
Operating earnings increased by $18 million to $95 million in the three months ended June 30, 2019 from $77 million in the three months ended June 30, 2018 primarily attributable to the following:

•	Net investment income increased by $26 million due to higher asset balances.

•	Decrease in Compensation, benefits and other operating costs and expenses of $5 million driven by productivity initiatives.
The increase was partially offset by the following:

•	Decrease in Net derivative gains (losses) of $4 million primarily due to losses on freestanding derivatives.

•	Increase in income tax expense of $4 million driven by higher pre-tax operating earnings.
Net Flows and AV

•	The increase in the AV of $1.0 billion during the three months ended June 30, 2019 and $1.4 billion from June 30, 2018 was primarily due to higher equity markets and positive net flows.

•	Net inflows of $164 million improved by $13 million compared to 2018, driven by strong inflows and lower surrenders.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018 for the Group Retirement Segment
Operating earnings
Operating earnings increased by $23 million to $176 million for the first six months of 2019 from $153 million in the first six months of 2018.
The increase is primarily attributable to the following:

•	Net investment income increased by $29 million due to higher asset balances and our General Account investment portfolio optimization.

•	Increase in fee-type revenues of $5 million due to higher average Separate Accounts AV, reflecting higher equity markets.
The increase was partially offset by the following:

•	Interest credited to policyholders’ account balances increased by $4 million due to AV growth.
Net Flows and AV

•	The increase in AV of $3.7 billion during the six months ended June 30, 2019 was primarily due to higher equity -markets and positive net flows.

•	Net flows of $271 million improved by $19 million compared to 2018, driven by strong inflows and lower surrenders.
Investment Management and Research
The Investment Management and Research segment provides diversified investment management, research and related services to a broad range of clients around the world. Operating earnings (loss), net of tax, presented here represents our blended economic interest in AB of approximately 65% during both the three and six months of 2019 and approximately 59% and 52% during the three and six months of 2018, respectively.
The following table summarizes Operating earnings of our Investment Management and Research segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Operating earnings	$80	$97	$157	$178

Key components of Operating earnings are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
REVENUES
Policy charges, fee income and premiums	$—	$—	$—	$—
Net investment income	15	4	39	7
Net derivative gains (losses)	(9)	—	(29)	2
Investment management, service fees and other income	842	838	1,618	1,742
Segment revenues	$848	$842	$1,628	$1,751

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$—	$—	$—	$—
Interest credited to policyholders’ account balances	—	—	—	—
Commissions and distribution-related payments	116	106	222	216
Amortization of deferred policy acquisition costs	—	—	—	—
Compensation, benefits and other operating costs and expenses	547	513	1,056	1,075
Interest expense and financing fees	3	2	7	4
Segment benefits and other deductions	$666	$621	$1,285	$1,295
Changes in AUM in the Investment Management and Research segment for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in billions)
Balance as of beginning of period	$554.7	$549.5	$516.4	554.5
Long-term flows:
Sales/new accounts	27.3	19.0	50.3	53.2
Redemptions/terminations	(16.1)	(23.3)	(34.2)	(54.5)
Cash flow/unreinvested dividends	(1.7)	(3.4)	(5.5)	(8.8)
Net long-term (outflows) inflows	9.5	(7.7)	10.6	(10.1)
AUM adjustment (1)	(0.9)	—	(0.9)	—
Market appreciation (depreciation)	17.5	(2.0)	54.7	(4.6)
Net change	26.1	(9.7)	64.4	(14.7)
Balance as of end of period	$580.8	$539.8	$580.8	$539.8
______________

(1)	Approximately $900 million of non-investment management fee earning taxable and tax-exempt money market assets were removed from assets under management during the second quarter of 2019.
Average AUM in the Investment Management and Research segment for the periods presented by distribution channel and investment services were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in billions)
Distribution Channel:
Institutions	$262.1	$256.7	$257.2	$262.7
Retail	207.3	191.0	200.1	192.7
Private Wealth Management	96.5	94.5	94.9	94.2
Total	$565.9	$542.2	$552.2	$549.6

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in billions)
Investment Service:
Equity Actively Managed	$157.4	$145.4	$152.6	$144.4
Equity Passively Managed (1)	56.1	52.7	54.9	53.7
Fixed Income Actively Managed – Taxable	233.5	230.6	228.6	236.9
Fixed Income Actively Managed – Tax-exempt	44.1	41.1	43.3	40.8
Fixed Income Passively Managed (1)	9.4	10.0	9.4	10.0
Other (2)	65.4	62.4	63.4	63.8
Total	$565.9	$542.2	$552.2	$549.6
______________

(1)	Includes index and enhanced index services.

(2)	Includes multi-asset solutions and services, and certain alternative investments.
Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018 for the Investment Management and Research Segment
Operating earnings
Operating earnings decreased by $17 million in the three months ended June 30, 2019 to $80 million from $97 million in the three months ended June 30, 2018 primarily attributable to the following:

•	Compensation, benefits and other operating costs and expenses increased $34 million primarily due to higher general and administrative expenses.

•	Higher commissions and distribution-related payments of $10 million due to higher payments to financial intermediaries for distribution of AB mutual funds.

•	Net derivative gains (losses) decreased $9 million primarily due to derivative losses mainly offsetting the increase in Net investment income.
This decrease was partially offset by the following:

•	Increase in Net investment income of $11 million mainly offsetting the decrease in Net derivative gains (losses).

•	Earnings attributable to the noncontrolling interest decreased by $14 million due to lower AB Operating earnings.
Long-Term Net Flows and AUM

•
Total AUM as of June 30, 2019 was $580.8 billion, up $26.1 billion, or 4.7%, compared to March 31, 2019. The increase during the second quarter of 2019 was driven by market appreciation of $17.5 billion and net inflows of $9.5 billion (net inflows of $5.9 billion and $4.2 billion for Retail and Institutions, respectively, offset by Private Wealth Management net outflows of $0.6 billion).

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018 for the Investment Management and Research Segment
Operating earnings
Operating earnings decreased by $21 million in the first six months of 2019 to $157 million from $178 million in the first six months of 2018 primarily attributable to the following:

•
Decrease in fee-type revenues of $124 million mainly due lower performance-based fees, primarily due to the non-recurrence of a $78 million increase in revenues in the first six months of 2018 from the impact of adopting revenue recognition standard ASC 606 in 2018 and lower Bernstein Research Services revenues.

•	Net derivative gains (losses) decreased $31 million primarily due to derivative losses mainly offsetting the increase in Net investment income.

•	Higher commissions and distribution-related payments of $6 million due to higher payments to financial intermediaries for distribution of AB mutual funds.
This decrease was partially offset by the following:

•	Increase in Net investment income of $32 million mainly offsetting the decrease in Net derivative gains (losses).

•
Compensation, benefits and other operating costs and expenses decreased $19 million primarily due to the non-recurrence of a $43 million expense related to the impact of adopting revenue recognition standard ASC 606 in the first six months of 2018 partially offset by higher general and administrative expenses.

•
Earnings attributable to the noncontrolling interest decreased by $86 million due to lower AB Operating earnings and from the increase in our ownership percentage of AB that reduced the noncontrolling interests’ share of AB’s Operating earnings.

Long-Term Net Flows and AUM

•
Total AUM as of June 30, 2019 was $580.8 billion, up $41.0 billion, or 7.6%, compared to June 30, 2018. During the twelve months ended June 30, 2019 AUM increased as a result of market appreciation of $29.3 billion and net inflows of $12.6 billion (Retail net inflows of $13.1 billion, and Institutional net inflows of $0.3 billion, offset by net outflows of $0.8 billion for Private Wealth Management).

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
The following table summarizes Operating earnings (loss) of our Protection Solutions segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Operating earnings	$106	$(12)	$155	$23
Key components of Operating earnings (loss) are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
REVENUES
Policy charges, fee income and premiums	$530	$537	$1,072	$1,077
Net investment income	248	194	472	414
Net derivative gains (losses)	1	3	11	2
Investment management, service fees and other income	64	56	119	111
Segment revenues	$843	$790	$1,674	$1,604

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$419	$419	$871	$828
Interest credited to policyholders’ account balances	127	120	265	242
Commissions and distribution-related payments	43	39	81	71
Amortization of deferred policy acquisition costs	50	133	100	246
Compensation, benefits and other operating costs and expenses	75	94	170	190
Interest expense and financing fees	—	—	—	—
Segment benefits and other deductions	$714	$805	$1,487	$1,577
The following table summarizes Protection Solutions Reserves for our Protection Solutions segment as of the dates presented:

	As of
	June 30, 2019	December 31, 2018
	(in millions)
Protection Solutions Reserves (1)
General Account	$17,716	$17,562
Separate Accounts	12,903	11,393
Total Protection Solutions Reserves	$30,619	$28,955
______________

(1)	Does not include Protection Solutions Reserves for our Employee Benefits business as it is a start-up business and therefore has immaterial in-force policies.
The following table presents our in-force face amounts for the periods indicated, respectively, for our individual life insurance products:

	As of
	June 30, 2019	December 31, 2018
	(in billions)
In-force face amount by product: (1)
Universal Life (2)	$54.5	$55.9
Indexed Universal Life	24.3	22.9
Variable Universal Life (3)	127.1	127.3
Term	235.4	234.9
Whole Life	1.4	1.4
Total in-force face amount	$442.7	$442.4
______________

(1)	Includes individual life insurance and does not include Employee Benefits as it is a start-up business and therefore has immaterial in-force policies.

(2)	Universal Life includes Guaranteed Universal Life.

(3)	Variable Universal Life includes VL and COLI.
Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018 for the Protection Solutions Segment
Operating earnings
Operating earnings increased by $118 million to $106 million in the three months ended June 30, 2019 compared to an Operating (loss) of $12 million in the three months ended June 30, 2018 primarily attributable to the following:

•	Decrease in Amortization of DAC of $83 million as the Protection Solutions segment is no longer in loss recognition.

•	Net investment income increased by $54 million primarily due to higher asset balances.

•	Compensation, benefits and other operating costs and expenses decreased by $19 million mainly due to an $11 million release of a litigation reserve.
This increase was partially offset by the following:

•
Interest credited to policyholders’ account balances increased $7 million primarily due to higher Indexed Universal Life reserves due to new business, partially offset by higher Net derivative gains (losses).

•	Income tax expense increased $26 million driven by higher pre-tax earnings.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018 for the Protection Solutions Segment
Operating earnings
Operating earnings increased by $132 million to $155 million in the first six months of 2019 from $23 million in the first six months of 2018 primarily attributable to the following:

•	Decrease in Amortization of DAC of $146 million as the Protection Solutions segment is no longer in loss recognition.

•	Net investment income increased by $58 million primarily due to higher asset balances and the General Account investment portfolio optimization.

•	Compensation, benefits and other operating costs and expenses decreased by $20 million mainly due to an $11 million release of a litigation reserve.

•
Net derivative gains (losses) increased $9 million primarily attributable to our Indexed Universal Life hedging program in the first quarter of 2019, partially offset by the increase in Interest credited to policyholders’ account balances.

This increase was partially offset by the following:

•
Increase in Policyholders’ benefits of $43 million mainly reflecting higher expected claims as the book is aging, combined with adverse mortality experience in the first quarter of 2019 and higher claims in our Employee Benefits business reflecting business growth.

•
Interest credited to policyholders’ account balances increased $23 million primarily due to an increase in Indexed Universal Life reserves due to new business, partially offset by higher Net derivative gains (losses).

•	Increase in Commissions and distribution-related payments of $10 million due to higher non-proprietary product sales.

•	Income tax expense increased $28 million driven by higher pre-tax earnings.
Corporate and Other
Corporate and Other includes certain of our financing and investment expenses. It also includes: AXA Advisors broker-dealer business, the Closed Block, run-off variable annuity reinsurance business, run-off group pension business, run-off health business, benefit plans for our employees, certain strategic investments and certain unallocated items, including capital and related investments, interest expense and financing fees and corporate expense. AB’s results of operations are reflected in the Investment Management and Research segment. Accordingly, Corporate and Other does not include any items applicable to AB.
The following table summarizes Operating earnings (loss) of Corporate and Other for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Operating earnings (loss)	$(81)	$(81)	$(149)	$(158)

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
As part of our asset and liability management strategies, we maintain a weighted average duration for our General Account investment portfolio that is within an acceptable range of the estimated duration of our liabilities given our risk appetite and hedging programs. Our asset and liability management strategies are applied to portfolio duration groups within the General Account investment portfolio. For example, we maintain a “short duration” group comprised primarily of investment grade fixed maturity securities that are aligned with the duration of product liabilities with an average duration of less than six years (e.g., our SCS product). As of June 30, 2019 and December 31, 2018, 65% and 69% of the fixed maturities in the short duration group were rated NAIC 1, and 35% and 31% were rated NAIC 2, respectively. During the first quarter of 2019, new purchases from both new money flows and portfolio rebalancing activity were designated as available-for-sale (“AFS”) included in fixed maturities. The remaining trading securities in the Short Duration VA portfolio will be opportunistically rebalanced to AFS and shown with fixed maturities, which is consistent with other portfolios in our General Account. We expect this rebalancing to largely occur over the next several quarters. New AFS assets included in fixed maturities was $8.4 billion as of June 30, 2019.
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

	Three Months Ended June 30,
	2019		2018
	Yield	Amount (2)	Yield	Amount (2)
	(Dollars in millions)
Fixed Maturities:
Income (loss)	4.00%	$516	3.90%	$435
Ending assets		54,315		44,154
Mortgages:
Income (loss)	4.26%	130	4.28%	122
Ending assets		12,288		11,808
Real Estate Held for the Production of Income:
Interest expense and other	—%	—	(0.44)%	(1)
Ending assets		48		53
Other Equity Investments (1):
Income (loss)	9.29%	31	6.60%	21
Ending assets		1,334		1,311
Policy Loans:
Income (loss)	5.44%	51	5.65%	54
Ending assets		3,740		3,739
Cash and Short-Term Investments:
Income (loss)	0.98%	8	1.02%	12
Ending assets		3,296		5,763
Repurchase and Funding Agreements:
Interest expense and other		(24)		(25)
Ending assets (liabilities)		(4,001)		(4,843)
Total Invested Assets:
Income (loss)	4.18%	712	4.04%	618
Ending assets		71,020		61,985
Short Duration Fixed Maturities:
Income (loss)	3.04%	79	2.52%	80
Ending assets		8,797		13,247
Total:
Investment income (loss)	4.03%	791	3.78%	698
Less: investment fees	(0.08)%	(16)	(0.08)%	(14)
Investment income, net	3.95%	$775	3.70%	$684
Ending Net Assets		$79,817		$75,232

	Six Months Ended June 30,				Year Ended December 31, 2018 (2)
	2019		2018
	Yield	Amount (2)	Yield	Amount (2)
	(Dollars in millions)
Fixed Maturities:
Income (loss)	3.82%	$951	3.82%	$852	$1,732
Ending assets		54,315		44,154	46,447
Mortgages:
Income (loss)	4.34%	262	4.18%	238	494
Ending assets		12,288		11,808	11,835
Real Estate Held for the Production of Income:
Interest expense and other	(1.78)%	(1)	(3.00)%	(5)	(6)
Ending assets		48		53	52
Other Equity Investments (1):
Income (loss)	7.01%	47	9.56%	62	133
Ending assets		1,334		1,311	1,354
Policy Loans:
Income (loss)	5.53%	104	5.70%	108	215
Ending assets		3,740		3,739	3,779
Cash and Short-Term Investments:
Income (loss)	0.49%	8	0.68%	16	21
Ending assets		3,296		5,763	3,332
Repurchase and Funding Agreements:
Interest expense and other		(49)		(49)	(104)
Ending assets (liabilities)		(4,001)		(4,843)	(4,561)
Total Invested Assets:
Income (loss)	3.99%	1,322	3.99%	1,222	2,485
Ending assets		71,020		61,985	62,238
Short Duration Fixed Maturities:
Income (loss)	3.02%	181	2.32%	147	333
Ending assets		8,797		13,247	14,818
Total:
Investment income (loss)	3.85%	1,503	3.71%	1,369	2,818
Less: investment fees	(0.08)%	(32)	(0.08)%	(29)	(62)
Investment income, net	3.77%	$1,471	3.63%	$1,340	$2,756
Ending Net Assets		$79,817		$75,232	$77,056
______________

(1)	Includes Other invested assets of $209 million, $170 million and $211 million as of June 30, 2019, June 30, 2018 and December 31, 2018 respectively,

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

Fixed Maturities
The fixed maturity portfolio consists largely of investment grade corporate debt securities and includes significant amounts of U.S. government and agency obligations. The limited number of below investment grade securities in the General Account investment portfolio consist of “fallen angels,” originally purchased as investment grade, as well as short duration public high yield securities and loans to middle market companies.

Fixed Maturities by Industry
The following table sets forth these fixed maturities by industry category as of the dates indicated along with their associated gross unrealized gains and losses.
Fixed Maturities by Industry (1)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total (%)
	(in millions)
As of June 30, 2019:
Corporate Securities:
Finance	$10,231	$374	$9	$10,596	19%
Manufacturing	11,149	518	18	11,649	20%
Utilities	4,603	242	7	4,838	8%
Services	5,694	276	12	5,958	10%
Energy	3,130	150	10	3,270	6%
Retail and wholesale	2,849	142	5	2,986	5%
Transportation	1,651	93	3	1,741	3%
Other	169	7	—	176	—%
Total corporate securities	39,476	1,802	64	41,214	71%
U.S. government	12,633	1,108	39	13,702	24%
Residential mortgage-backed (2)	208	13	—	221	1%
Preferred stock	419	10	4	425	1%
State & municipal	495	70	—	565	1%
Foreign governments	467	36	5	498	1%
Asset-backed securities	617	3	2	618	1%
Total	$54,315	$3,042	$114	$57,243	100%

As of December 31, 2018
Corporate Securities:
Finance	$6,343	$77	$124	$6,296	14%
Manufacturing	9,123	105	273	8,955	20%
Utilities	4,413	80	121	4,372	9%
Services	4,317	52	102	4,267	9%
Energy	2,347	40	75	2,312	5%
Retail and wholesale	2,163	19	49	2,133	5%
Transportation	1,357	29	54	1,332	3%
Other	171	4	2	173	—%
Total corporate securities	30,234	406	800	29,840	65%
U.S. government and agency	13,989	295	470	13,814	30%
Residential mortgage-backed (2)	225	9	—	234	1%
Preferred stock	448	15	18	445	1%
State & municipal	415	48	1	462	1%
Foreign governments	524	19	13	530	1%
Asset-backed securities	612	1	12	601	1%
Total	$46,447	$793	$1,314	$45,926	100%
______________

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

(2)	Includes publicly traded agency pass-through securities and collateralized obligations.

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
The following table sets forth the General Account’s fixed maturities portfolio by NAIC rating at the dates indicated.
Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

		(in millions)
As of June 30, 2019:
1	Aaa, Aa, A	$36,232	$2,196	$56	$38,372
2	Baa	16,828	834	38	17,624
	Investment grade	53,060	3,030	94	55,996
3	Ba	670	7	7	670
4	B	568	4	12	560
5	Caa	14	—	1	13
6	Ca, C	3	1	—	4
	Below investment grade	1,255	12	20	1,247
Total Fixed Maturities		$54,315	$3,042	$114	$57,243

As of December 31, 2018:
1	Aaa, Aa, A	$30,805	$587	$835	$30,557
2	Baa	14,541	202	437	14,306
	Investment grade	45,346	789	1,272	44,863
3	Ba	589	1	18	572
4	B	489	1	22	468
5	Caa	18	1	1	18
6	Ca, C	5	1	1	5
	Below investment grade	1,101	4	42	1,063
Total Fixed Maturities		$46,447	$793	$1,314	$45,926
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

Mortgage Loans by Region and Property Type

	June 30, 2019		December 31, 2018
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(in millions)
By Region:
U.S. Regions:
Pacific	$3,490	28.4%	$3,288	27.7%
Middle Atlantic	3,242	26.4	3,183	26.9
South Atlantic	1,364	11.1	1,207	10.2
East North Central	982	8.0	963	8.1
Mountain	1,023	8.3	1,014	8.6
West North Central	915	7.5	910	7.7
West South Central	578	4.7	578	4.9
New England	555	4.5	556	4.7
East South Central	139	1.1	143	1.2
Total Mortgage Loans	$12,288	100.0%	$11,842	100.0%
By Property Type:
Office	$4,052	33.0%	$3,977	33.6%
Multifamily	3,682	30.0	3,440	29.0
Agricultural loans	2,746	22.3	2,695	22.8
Retail	666	5.4	667	5.6
Industrial	416	3.4	333	2.8
Hospitality	382	3.1	384	3.3
Other	344	2.8	346	2.9
Total Mortgage Loans	$12,288	100.0%	$11,842	100.0%
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

Cash Distributions from Our Subsidiaries
In 2019, Holdings has received net cash distributions from AB of $221 million and $1.0 billion in dividends from AXA Equitable Life. Also, Holdings received $576 million from AXA Equitable Life as repayment of principal of $572 million and interest of $4 million related to a $572 million surplus note. In 2018, Holdings received net cash distributions from subsidiaries of $1.4 billion. These net cash distributions comprised of $1.1 billion in dividends from our insurance subsidiaries, $255 million in distributions from AB and $45 million in distributions from AXA Advisors.
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
Applying the formulas under the dividend standards above, AXA Equitable Life could pay ordinary dividends in 2019 of up to $2.1 billion under the Earned Surplus Standard, assuming the amount was limited to the amount of AXA Equitable Life’s positive unassigned funds as described above. However, in connection with the AB Ownership Transfer, AXA Equitable Life agreed with the NYDFS that it would not seek a dividend of greater than $1.0 billion under the Earned Surplus Standard during 2019. The repayment of the $572 million surplus note and interest of $4 million in March 2019 and the $1.0 billion dividend paid in July 2019 resulted in a total cash payout from AXA Equitable Life of $1.6 billion in 2019.
Distributions from AllianceBernstein
ABLP is required to distribute all of its Available Cash Flow, as defined in the Partnership Agreement of ABLP, to the holders of AB Units and to the General Partner. Available Cash Flow can be summarized as the cash flow received by ABLP from operations minus such amounts as the General Partner determines, in its sole discretion, should be retained by ABLP for use in its business, or plus such amounts as the General Partner determines, in its sole discretion, should be released from previously retained cash flow. Distributions by ABLP are made 1% to the General Partner and 99% among the limited partners.
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

Holdings and its non-insurance company subsidiaries hold approximately 170 million AB Units, 4 million AB Holding Units and the 1% General Partnership interest in ABLP. MLOA holds 2.6 million AB Units. Because MLOA is subject to regulatory restrictions on the amount of dividends it may pay, distributions it receives from AB may not be distributable to Holdings.
As of June 30, 2019, the ownership structure of ABLP, including AB Units outstanding as well as the general partner’s 1% interest, was as follows:

Owner	Percentage Ownership
Holdings and its non-insurance subsidiaries	62.7%
MLOA	1.0%
AB Holding	35.6%
Unaffiliated holders	0.7%
Total	100.0%
Including both the general partnership and limited partnership interests in AB Holding and ABLP, Holdings and its subsidiaries had an approximate 65% economic interest in AB as of June 30, 2019.
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
The Revolver and LOC Facilities contain certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries and the dollar amount of secured indebtedness that may be incurred by us, which could restrict our operations and use of funds. The right to borrow funds under the Revolver and LOC Facilities is subject to the fulfillment of certain conditions, including compliance with all covenants, and the ability to borrow thereunder is also subject to the continued ability of the lenders that are or will be parties to the facilities to provide funds. As of June 30, 2019, we were in compliance with these covenants. For additional information regarding the covenants in the facilities and the conditions to borrowing thereunder, see “Part I Item 1A-Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2018.
Contingent Funding Arrangements
In April 2019, pursuant to separate Purchase Agreements among Holdings, Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers, and the Trusts (as defined below), Pine Street Trust I, a Delaware statutory trust (the “2029 Trust”), completed the issuance and sale of 600,000 of its Pre-Capitalized Trust Securities redeemable February 15, 2029 (the “2029 P-Caps”) for an aggregate purchase price of $600 million and Pine Street Trust II, a Delaware statutory trust (the “2049 Trust” and, together with the 2029 Trust, the “Trusts”), completed the issuance and sale of 400,000 of its Pre-Capitalized Trust Securities redeemable February 15, 2049 (the “2049 P-Caps” and, together with the 2029 P-Caps, the “P-Caps”) for an aggregate purchase price of $400 million, in each case to qualified institutional buyers in reliance on Rule 144A that are also “qualified purchasers” for purposes of Section 3(c)(7) of the Investment Company Act of 1940, as amended. The P-Caps are a contingent funding arrangement that, upon Holdings’ election, gives Holdings the right over a ten-year period (in the case of the 2029 Trust) or over a thirty-year period (in the case of the 2049 Trust) to issue senior notes to the Trusts. The Trusts each invested the proceeds from the sale of their P-Caps in separate portfolios of principal and/or interest strips of U.S. Treasury securities.
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
Dividend Declared and Paid
On February 14, 2019 and May 23, 2019, Holdings’ Board of Directors declared a cash dividend on Holdings’ common stock of $0.13 and $0.15 per share, respectively, payable on March 15, 2019 and June 11, 2019 to shareholders of record as of March 5, 2019 and June 3, 2019, respectively. On August 8, 2019, Holdings’ Board of Directors declared a cash dividend on Holdings’ common stock of $0.15 per share, payable on August 29, 2019 to shareholders of record as of August 22, 2019.
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
Accelerated Share Repurchase Agreement
In January 2019, Holdings entered into an Accelerated Share Repurchase agreement (the “ASR”) with a third-party financial institution to repurchase an aggregate of $150 million of Holdings’ common stock. Holdings received seven million shares upon entering the ASR in January and one million shares upon settlement of the ASR, which terminated on March 1, 2019.
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
See “—General Account Investment Portfolio” and Note 3 and Note 4 for a description of our retirement and protection businesses’ portfolio of liquid assets.

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
FHLB Membership
AXA Equitable Life is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides AXA Equitable Life with access to collateralized borrowings and other FHLBNY products. At June 30, 2019, Holdings had $1.7 billion of outstanding short-term funding agreements and $2.3 billion of long-term outstanding funding agreements issued to the FHLBNY and had posted $6.3 billion securities as collateral for funding agreements. In addition, AXA Equitable Life implemented a hedge to lock in the funding agreements borrowing rate, and $11 million of hedge impact was reported as funding agreement carrying value. MLOA is a member of the Federal Home Loan Bank of San Francisco.
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
As of June 30, 2019 and December 31, 2018, AB had $443 million and $521 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 2.7% for both periods. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first six months of 2019 and the full year 2018 were $517 million and $350 million, respectively, with weighted average interest rates of approximately 2.7% and 2.0%, respectively.
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
The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of June 30, 2019, AB was in compliance with these covenants.
As of June 30, 2019 and December 31, 2018, AB and SCB LLC had no amounts outstanding under the AB Credit Facility. During the first six months of 2019 and the full year 2018, AB and SCB LLC did not draw upon the AB Credit Facility.
AB has a $200 million committed, unsecured senior revolving credit facility (the “AB Revolver”) that matures on November 16, 2021. The AB Revolver is available for AB’s and SCB LLC’s business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC’s operations. Both AB and SCB LLC can draw directly under the AB Revolver and management expects to draw on the AB Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the AB Revolver. The AB Revolver contains affirmative, negative and financial covenants that are identical to those of the AB Credit Facility. As of June 30, 2019, AB had no amounts outstanding under the AB Revolver. As of December 31, 2018, AB had $25 million outstanding under the AB Revolver with an interest rate of 3.4%. Average daily borrowing of the AB Revolver during the first six months of 2019 and full year 2018 were $33 million and $19 million, respectively, with weighted average interest rates of approximately 3.4% and 2.8%, respectively.
In addition, SCB LLC also has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit SCB LLC to borrow up to an aggregate of $175 million, with AB named as an additional borrower, while the other line has no stated limit. As of June 30, 2019 and December 31, 2018, SCB LLC had no bank loans outstanding. Average daily borrowings of bank loans during first six months of 2019 and full year 2018 were $2 million and $3 million, respectively, with weighted average interest rates of approximately 1.7% and 1.6%, respectively.
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

	Six Months Ended June 30,
	2019	2018
	(in millions)
Cash and Cash Equivalents, beginning of period	$4,469	$4,814
Net cash provided by (used in) operating activities	(425)	(342)
Net cash provided by (used in) investing activities	(2,442)	1,231
Net cash provided by (used in) financing activities	3,132	1,136
Net increase (decrease)	265	2,025
Effect of exchange rate changes on cash and cash equivalents	—	(6)
Cash and Cash Equivalents, end of period	$4,734	$6,833
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Cash and cash equivalents at June 30, 2019 were $4.7 billion, a decrease of $2.1 billion from $6.8 billion at June 30, 2018.
Net cash used in operating activities was $(425) million in the six months ended June 30, 2019; an increase of $(83) million from the $(342) million net cash used in operating activities in the six months ended June 30, 2018. Cash flows from operating activities include such sources as premiums, investment management and advisory fees and investment income offset by such uses as life insurance benefit payments, policyholder dividends, compensation payments, other cash expenditures and tax payments.
Net cash used in investing activities was $(2.4) billion in the six months ended June 30, 2019; $3.7 billion less than the $1.2 billion net cash provided by investing activities in the six months ended June 30, 2018. The decrease was primarily related to a $1.2 billion decrease in repayment of loans to affiliates, $1.2 billion lower net change in short-term investments, $591 million higher net purchases of investments, $553 million lower decrease for other investing activities primarily related to changes in investments of consolidated VIEs and $142 million higher cash outflows from cash settlements related to derivatives.
Cash flows provided by financing activities were $3.1 billion in the six months ended June 30, 2019; $2.0 billion higher than the $1.1 billion net cash provided by financing activities in the six months ended June 30, 2018. The increase was primarily driven by the $3.0 billion decrease in repayments of loans to affiliates, the $1.3 billion lower purchases of AB Units by Holdings, $1.2 billion lower cash repayments of short-term financings, $988 million higher cash inflows due to net pledges of collateral, $575 million higher cash inflows for purchases of noncontrolling interest of consolidated company-sponsored investment funds, $255 million higher net deposits to policyholders' account balances and $92 million lower cash outflows from the distribution to noncontrolling interest of consolidated subsidiaries. These were offset by $4.1 billion lower borrowings of public debt, $750 million cash paid to repurchase common stock, $536 million net decrease in securities sold under repurchase agreements and $126 million higher dividends paid to shareholders.
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

	June 30, 2019
	Holdings	AB	Consolidated
	(in millions)
Short-term debt:
AB commercial paper (with interest rate of 2.7%)	$—	$443	$443
Total short-term debt	—	443	443

Long-term debt:
Senior Notes (5.00%, due 2048)	1,480	—	1,480
Senior Notes (4.35%, due 2028)	1,486	—	1,486
Senior Notes (3.90%, due 2023)	794	—	794
Delayed Draw Term Loan (3-month LIBOR + 1.125%, due 2021)	300	—	300
Senior Debentures, 7.0%, due 2028	349	—	349
Total long-term debt	4,409	—	4,409
Total borrowings	$4,409	$443	$4,852

	December 31, 2018
	Holdings	AB	Consolidated
	(in millions)
Short-term debt:
AB commercial paper (with interest rate of 2.7%)	$—	$521	$521
AB revolving credit facility (with interest rate of 3.4%)	—	25	25
Total short-term debt	—	546	546
Long-term debt:
Senior Notes (5.00%, due 2048)	1,480	—	1,480
Senior Notes (4.35%, due 2028)	1,486	—	1,486
Senior Notes (3.90%, due 2023)	794	—	794
Delayed Draw Term Loan (3-month LIBOR + 1.125%, due 2021)	300	—	300
Senior Debentures, 7.0%, due 2028	349	—	349
Total long-term debt	4,409	—	4,409
Total borrowings	$4,409	$546	$4,955
Notes and Debentures
In April 2018, we issued $3.8 billion in aggregate principal amount of notes (consisting of $800 million aggregate principal amount of 3.9% Senior Notes due 2023, $1.5 billion aggregate principal amount of 4.35% Senior Notes due 2028 and $1.5 billion aggregate principal amount of 5.0% Senior Notes due 2048) to third party investors. As of June 30, 2019, we had outstanding $349 million aggregate principal amount of 7.0% Senior Debentures due 2028 (the “Senior Debentures”).
The Senior Notes and Senior Debentures contain customary affirmative and negative covenants, including a limitation on certain liens and a limit on the Company’s ability to consolidate, merge or sell or otherwise dispose of all or substantially all of its assets. The Senior Notes and Senior Debentures also include customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding Senior Notes and Senior Debentures may be accelerated. As of June 30, 2019, we were in compliance with all covenants.

Term Loan
In May 2018, we borrowed $300 million under a $500 million three-year senior unsecured delayed draw term loan agreement (the “DDTL”) and terminated the remaining $200 million capacity. The DDTL contains certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries and the dollar amount of secured indebtedness that may be incurred by us, which could restrict our operations and use of funds. As of June 20, 2019, we were in compliance with these covenants.
For additional information regarding the covenants in the DDTL, see “Part I Item 1A-Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2018.
Ratings
Financial strength ratings (which are sometimes referred to as “claims-paying” ratings) and credit ratings are important factors affecting public confidence in an insurer and its competitive position in marketing products. Our credit ratings are also important for our ability to raise capital through the issuance of debt and for the cost of such financing.
Financial strength ratings represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. The following table summarizes the ratings for Holdings and certain of its subsidiaries. S&P, Moody’s and AM Best all have a stable outlook.

	AM Best	S&P	Moody’s
Last review date	12/17/2018	7/19/2019	5/9/2019
Financial Strength Ratings:
AXA Equitable Life	A	A+	A2
MLOA	A	A+	A2

Credit Ratings:
Holdings	bbb+	BBB+	Baa2

Last Review Date		11/09/18	04/10/19
AB	—	A/Stable/A-1	A2
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
Off-Balance Sheet Arrangements
At June 30, 2019, we were not a party to any off-balance sheet transactions other than those guarantees and commitments described in Note 14 of the Notes to the Consolidated Financial Statements included herein.

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

Item 4.
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The management of the Company, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2019. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.
Due to the material weaknesses described below, the Company’s CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2019.
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

(ii)
the amended restatement of the interim financial statements for the nine months ended September 30, 2017 and the six months ended June 30, 2017, and the year ended December 31, 2016 and revisions for the six and three months ended June 30, 2018 and March 31, 2018, respectively, and the three months ended March 31, 2017 and the years ended December 31, 2017, 2015, 2014, and 2013, respectively

(iii)
the revision of the annual financial statements for the year ended December 31, 2017 and amended the restated annual financial statements for the year ended December 31, 2016, and amended the restated interim financial statements for the nine and six months ended September 30, 2017, and June 30, 2017, respectively;

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

•	We are in the process of designing and implementing new controls over the reliability of data feeding significant actuarial models.
Material Weakness Related to Insufficient Personnel and Journal Entry Process

•
With respect to insufficient personnel, we have strengthened our finance team by adding approximately 25 employees to the Accounting and Financial Reporting areas. Of these additional resources, eleven have a CPA license, eight have worked at a “Big 4” public accounting firm and the remainder have worked in a finance area within a public company. We have conducted both specific job-related training and general training on SOX controls and U.S. GAAP-related technical topics to new and existing staff.

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

While progress has been made to remediate both material weaknesses, as of June 30, 2019, we are still in the process of developing and implementing the enhanced processes and procedures and testing the operating effectiveness of these improved controls. We believe our actions will be effective in remediating the material weaknesses, and we continue to devote significant time and attention to these efforts. In addition, the material weaknesses will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses are not remediated as of June 30, 2019.
Changes in Internal Control Over Financial Reporting
As described above, the Company continues to design and implement additional controls in connection with its remediation plan. These remediation efforts related to the material weaknesses described above represent changes in our internal control over financial reporting for the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
You should carefully consider the risks described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2018, as amended or supplemented in our subsequently filed Quarterly Report on Form 10-Q. These risks could materially affect our business, consolidated results of operations or financial condition. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Holdings during the three months ended June 30, 2019, of its common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/19 through 4/30/19	—	$—	—	$200,375,000
5/1/19 through 5/31/19	—	$—	—	$200,375,000
6/1/19 through 6/30/19	—	$—	—	$200,375,000
Total	—	$—	—	$200,375,000
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
Iran Threat Reduction and Syria Human Rights Act
Holdings and its subsidiaries had no transactions or activities requiring disclosure under the Iran Threat Reduction and Syria Human Rights Act, nor were they involved in the AXA Group matters described immediately below.
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
AXA has informed us that AXA Konzern AG, an AXA insurance subsidiary organized under the laws of Germany, provides accident and health insurance to diplomats based at the Iranian Embassy in Berlin, Germany. The total annual premium of these policies is approximately $109,150 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $18,385.
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
Also, AXA has informed us that AXA Sigorta, a subsidiary of AXA organized under the laws of the Republic of Turkey, provides car insurance coverage for vehicle pools and compulsory earthquake coverage of the Iranian General Consulate and the Iranian Embassy in Istanbul, Turkey. Motor liability insurance coverage is compulsory in Turkey and cannot be canceled unilaterally. The total annual premium in respect of these policies is approximately $3,150 and the annual net profit, which is difficult to calculate with precision, is estimated to be $473.
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
Also, AXA has informed us that AXA Egypt, an AXA insurance subsidiary organized under the laws of Egypt, provides the Iranian state-owned Iran Development Bank, two life insurance contracts, covering individuals who have loans with the bank. The total annual premium of these policies is approximately $20,650 and annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $2,000.
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
The aggregate annual premium for the above-referenced insurance policies is approximately $536,662, representing approximately 0.0007% of AXA’s 2018 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $81,200, representing approximately 0.002% of AXA’s 2018 aggregate net profit.
Amendment to the AXA Equitable Supplemental Severance Plan for Executives
The AXA Equitable Supplemental Severance Plan for Executives was amended effective August 9, 2019 to provide benefits to eligible executives in the case of involuntary termination of employment without cause.  Prior to the amendment, benefits under the plan were only available in the case of involuntary termination of employment for certain specified reasons.

Item 6.    Exhibits

Number	Description and Method of Filing
10.1†#	Waiver Agreement, dated May 9, 2019, to Mark Pearson’s Employment Agreement dated March 9, 2011.
10.2†#	AXA Equitable Supplemental Severance Plan for Executives, as amended and restated as of August 9, 2019.
31.1#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
______________
#     Filed herewith.
† Identifies each management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, AXA Equitable Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2019	AXA EQUITABLE HOLDINGS, INC.

	By:	/s/ Anders Malmström
		Name:	Anders Malmström
		Title:	Senior Executive Vice President and Chief Financial Officer

Date: August 9, 2019		/s/ William Eckert
		Name:	William Eckert
		Title:	Senior Vice President, Chief Accounting Officer and Controller