Form 10-Q
period 2019-09-30
AXA Equitable Holdings, Inc.
filed 2019-11-07
CIK 1333986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
As of November 5, 2019, 489,329,559 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

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
Forward-looking statements should be read in conjunction with the other cautionary statements, risks, uncertainties and other factors identified in Holdings’ Annual Report on Form 10-K for the year ended December 31, 2018, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q, including in the section entitled “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2019	December 31, 2018
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $61,951 and $46,801)	$66,300	$46,279
Mortgage loans on real estate (net of valuation allowance of $0 and $7)	12,022	11,835
Real estate held for production of income (1)	27	52
Policy loans	3,750	3,779
Other equity investments (1)	1,330	1,334
Trading securities, at fair value	8,939	16,017
Other invested assets (1)	2,349	2,037
Total investments	94,717	81,333
Cash and cash equivalents (1)	4,471	4,469
Cash and securities segregated, at fair value	958	1,170
Broker-dealer related receivables	1,935	2,209
Deferred policy acquisition costs	5,787	6,745
Goodwill and other intangible assets, net	4,765	4,780
Amounts due from reinsurers	4,656	4,895
GMIB reinsurance contract asset, at fair value	2,452	1,732
Other assets	3,882	3,127
Separate Accounts assets	121,023	110,337
Total Assets	$244,646	$220,797
LIABILITIES
Policyholders’ account balances	$56,719	$49,923
Future policy benefits and other policyholders' liabilities	36,310	30,998
Broker-dealer related payables	519	431
Securities sold under agreements to repurchase	—	573
Customer related payables	2,381	3,095
Amounts due to reinsurers	1,387	1,438
Short-term and long-term debt	4,794	4,955
Current and deferred income taxes	864	68
Other liabilities (1)	3,833	3,360
Separate Accounts liabilities	121,023	110,337
Total Liabilities	$227,830	$205,178
Redeemable noncontrolling interest (1) (2)	$338	$187
Commitments and contingent liabilities (Note 14)
EQUITY
Equity attributable to Holdings:
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 552,896,328 and 561,000,000 shares issued, respectively; 489,325,547 and 528,861,758 shares outstanding, respectively	$5	$5
Additional paid-in capital	1,897	1,908
Treasury stock, at cost, 63,570,781 and 32,138,242 shares, respectively	(1,269)	(640)
Retained earnings	12,835	13,989
Accumulated other comprehensive income (loss)	1,468	(1,396)
Total equity attributable to Holdings	14,936	13,866
Noncontrolling interest	1,542	1,566
Total Equity	16,478	15,432
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$244,646	$220,797
______________

(1)	See Note 2 for details of balances with variable interest entities.

(2)	See Note 13 for details of Redeemable noncontrolling interest.
See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$929	$951	$2,801	$2,881
Premiums	284	269	847	823
Net derivative gains (losses)	(451)	(2,006)	(2,317)	(2,288)
Net investment income (loss)	824	681	2,815	1,868
Investment gains (losses), net:
Total other-than-temporary impairment losses	—	(4)	—	(4)
Other investment gains (losses), net	199	(31)	176	49
Total investment gains (losses), net	199	(35)	176	45
Investment management and service fees	1,101	1,088	3,172	3,218
Other income	142	135	408	376
Total revenues	3,028	1,083	7,902	6,923

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	1,757	318	3,533	1,812
Interest credited to policyholders’ account balances	304	278	922	817
Compensation and benefits	502	507	1,523	1,606
Commissions and distribution-related payments	317	286	905	864
Interest expense	54	65	167	171
Amortization of deferred policy acquisition costs	85	(183)	460	174
Other operating costs and expenses	449	430	1,315	1,347
Total benefits and other deductions	3,468	1,701	8,825	6,791
Income (loss) from continuing operations, before income taxes	(440)	(618)	(923)	132
Income tax (expense) benefit	124	175	328	23
Net income (loss)	(316)	(443)	(595)	155
Less: Net income (loss) attributable to the noncontrolling interest	68	53	201	273
Net income (loss) attributable to Holdings	$(384)	$(496)	$(796)	$(118)

EARNINGS PER SHARE
Earnings per share - Common stock:
Basic	$(0.78)	$(0.89)	$(1.59)	$(0.21)
Diluted	$(0.78)	$(0.89)	$(1.59)	$(0.21)
Weighted-average common shares outstanding:
Basic	490.4	560.2	499.8	560.5
Diluted	490.4	560.2	499.8	560.5

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(316)	$(443)	$(595)	$155
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment (1)	581	(361)	2,784	(1,672)
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	18	68	85	202
Foreign currency translation adjustment (1)	(12)	9	(12)	(2)
Total other comprehensive income (loss), net of income taxes	587	(284)	2,857	(1,472)
Comprehensive income (loss)	271	(727)	2,262	(1,317)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	63	54	194	288
Comprehensive income (loss) attributable to Holdings	$208	$(781)	$2,068	$(1,605)
______________

(1)
A reclassification of $1 million and $2 million has been made to the previously reported amounts for the three and nine months ended September 30, 2018, respectively, to conform to the current period’s presentation.

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three Months Ended September 30,
	Equity Attributable to Holdings
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
	(in millions)
July 1, 2019	$5	$1,901	$(1,232)	$13,293	$876	$14,843	$1,545	$16,388
Stock compensation	—	(20)	—	—	—	(20)	4	(16)
Purchase of treasury stock	—	—	(37)	(1)	—	(38)	—	(38)
Retirement of common stock	—	—	—	1	—	1	—	1
Repurchase of AB Holding units	—	—	—	—	—	—	(9)	(9)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(62)	(62)
Stockholder dividends (cash dividends declared per common share of $0.15 during the three months ended September 30, 2019)	—	—	—	(74)	—	(74)	—	(74)
Net income (loss)	—	—	—	(384)	—	(384)	61	(323)
Other comprehensive income (loss)	—	—	—	—	592	592	(5)	587
Other	—	16	—	—	—	16	8	24
September 30, 2019	$5	$1,897	$(1,269)	$12,835	$1,468	$14,936	$1,542	$16,478

July 1, 2018	$5	$2,068	$—	$12,601	$(1,310)	$13,364	$1,487	$14,851
Stock compensation	—	15	—	—	—	15	—	15
Purchase of treasury stock	—	—	(57)	—	—	(57)	—	(57)
Reissuance of treasury stock	—	—	1	(1)	—	—	—	—
Repurchase of AB Holding units	—	—	—	—	—	—	(17)	(17)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(68)	(68)
Stockholder dividends (cash dividends declared per common share of $0.13 during the three months ended September 30, 2018)	—	—	—	(73)	—	(73)	—	(73)
Net income (loss)	—	—	—	(496)	—	(496)	65	(431)
Other comprehensive income (loss)	—	—	—	—	(284)	(284)	—	(284)
Other	—	(57)	—	—	(1)	(58)	(7)	(65)
September 30, 2018	$5	$2,026	$(56)	$12,031	$(1,595)	$12,411	$1,460	$13,871

AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY — CONTINUED
(UNAUDITED)

	Nine Months Ended September 30,
	Equity Attributable to Holdings
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
	(in millions)
January 1, 2019	$5	$1,908	$(640)	$13,989	$(1,396)	$13,866	$1,566	$15,432
Stock compensation	—	(11)	8	—	—	(3)	16	13
Purchase of treasury stock	—	—	(637)	(1)	—	(638)	—	(638)
Retirement of common stock	—	—	—	(142)	—	(142)	—	(142)
Repurchase of AB Holding units	—	—	—	—	—	—	(30)	(30)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(186)	(186)
Stockholder dividends (cash dividends declared per common share of $0.43 in 2019)	—	—	—	(215)	—	(215)	—	(215)
Net income (loss)	—	—	—	(796)	—	(796)	175	(621)
Other comprehensive income (loss)	—	—	—	—	2,864	2,864	(7)	2,857
Other	—	—	—	—	—	—	8	8
September 30, 2019	$5	$1,897	$(1,269)	$12,835	$1,468	$14,936	$1,542	$16,478

January 1, 2018	$5	$1,299	$—	$12,225	$(108)	$13,421	$3,097	$16,518
Stock compensation	—	15	—	—	—	15	—	15
Purchase of treasury stock	—	—	(57)	—	—	(57)	—	(57)
Reissuance of treasury stock	—	—	1	(1)	—	—	—	—
Repurchase of AB Holding units	—	—	—	—	—	—	(29)	(29)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(284)	(284)
Stockholder dividends (cash dividends declared per common share of $0.13 in 2018)	—	—	—	(88)	—	(88)	—	(88)
Capital contribution from parent	—	695	—	—	—	695	—	695
Purchase of AB Units by Holdings	—	—	—	—	—	—	(1,521)	(1,521)
Purchase of AllianceBernstein Units from noncontrolling interest	—	17	—	—	—	17	—	17
Cumulative effect of adoption of revenue recognition standard ASC 606	—	—	—	13	—	13	19	32
Net income (loss)	—	—	—	(118)	—	(118)	251	133
Other comprehensive income (loss)	—	—	—	—	(1,487)	(1,487)	15	(1,472)
Other	—	—	—	—	—	—	(88)	(88)
September 30, 2018	$5	$2,026	$(56)	$12,031	$(1,595)	$12,411	$1,460	$13,871

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(595)	$155
Adjustments to reconcile Net income (loss) to Net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	922	817
Policy charges and fee income	(2,801)	(2,881)
Net derivative (gains) losses	2,317	2,288
Investment (gains) losses, net	(176)	(45)
Realized and unrealized (gains) losses on trading securities	(485)	266
Non-cash long term incentive compensation expense (1)	90	—
Non-cash pension plan restructuring	—	105
Amortization and depreciation (1)	535	153
Equity (income) loss from limited partnerships (1)	(67)	(82)
Changes in:
Net broker-dealer and customer related receivables/payables	(504)	415
Reinsurance recoverable (1)	(70)	90
Segregated cash and securities, net	211	(438)
Capitalization of deferred policy acquisition costs (1)	(544)	(512)
Future policy benefits (1)	925	(664)
Current and deferred income taxes (1)	36	193
Other, net (1)	(86)	5
Net cash provided by (used in) operating activities	$(292)	$(135)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$9,850	$7,476
Mortgage loans on real estate	708	375
Trading account securities	8,762	6,937
Real estate joint ventures (1)	3	139
Short-term investments (1)	2,011	4,745
Other (1)	162	196
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(24,448)	(7,513)
Mortgage loans on real estate	(912)	(1,485)
Trading account securities	(1,072)	(8,103)
Short-term investments (1)	(2,148)	(4,513)
Other (1)	(302)	(166)
Cash settlements related to derivative instruments (1)	179	(1,277)
Repayments of loans to affiliates	—	1,230
Investment in capitalized software, leasehold improvements and EDP equipment	(72)	(84)
Other, net (1)	(132)	314
Net cash provided by (used in) investing activities	$(7,411)	$(1,729)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$9,944	$6,653
Withdrawals	(3,551)	(3,324)
Transfers (to) from Separate Accounts	1,358	1,313
Change in short-term financings	(163)	(1,458)
Issuance of long-term debt	—	4,057
Repayment of loans from affiliates	—	(3,000)
Change in collateralized pledged assets	3	(31)
Change in collateralized pledged liabilities	1,900	36

AXA EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Increase (decrease) in overdrafts payable	(73)	(39)
Cash contribution from parent company	—	8
Shareholder dividend paid	(215)	(88)
Purchase of AB Units by Holdings	—	(1,330)
Cash paid to repurchase common stock	(787)	(57)
Repurchase of AB Holding units from noncontrolling interest	—	(29)
Purchases (redemptions) of noncontrolling interests of consolidated company-sponsored investment funds	138	(519)
Distribution to noncontrolling interest of consolidated subsidiaries	(186)	(284)
Increase (decrease) in securities sold under agreement to repurchase	(573)	13
Purchase of AB Holding Units to fund long-term incentive compensation plan awards, net	(82)	(83)
Other, net	—	(2)
Net cash provided by (used in) financing activities	$7,713	$1,836

Effect of exchange rate changes on cash and cash equivalents	(8)	(9)
Change in cash and cash equivalents	2	(37)
Cash and cash equivalents, beginning of year	4,469	4,814
Cash and cash equivalents, end of period	$4,471	$4,777

Non-cash transactions during the period:
Capital contribution from parent company	$—	$622
(Settlement) issuance of long-term debt	$—	$(202)
Transfer of assets to reinsurer	$—	$(604)
Contribution of 0.5% minority interest in AXA Financial	$—	$65
Repayment of loans from affiliates	$—	$(622)
_______________
(1) Prior period amounts have been reclassified to conform to current period’s presentation. See Note 17 for further information.

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)    ORGANIZATION
AXA Equitable Holdings, Inc. (“Holdings” and, collectively with its consolidated subsidiaries, the “Company”) is the holding company for a diversified financial services organization. As of September 30, 2019 and December 31, 2018, AXA S.A. (“AXA”), a French holding company for the AXA Group, owned approximately 39% and 59%, respectively, of the outstanding common stock of Holdings.
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

•
The Protection Solutions segment includes the Company’s life insurance and group employee benefits businesses. The life insurance business offers a variety of variable universal life, indexed universal life and term life products to help affluent and high net worth individuals, as well as small and medium-sized business owners, with their wealth protection, wealth transfer and corporate needs. The Company’s group employee benefits business offers a suite of life, short- and long-term disability, dental and vision insurance products to small and medium-size businesses across the United States.

The Company reports certain activities and items that are not included in its segments in Corporate and Other. Corporate and Other includes certain of our financing and investment expenses. It also includes: the AXA Advisors broker-dealer business, closed block of life insurance (the “Closed Block”), run-off variable annuity reinsurance business, run-off group pension business, run-off health business, benefit plans for our employees, certain strategic investments and certain unallocated items, including capital and related investments, interest expense and financing fees and corporate expense.
At both September 30, 2019 and December 31, 2018, the Company’s economic interest in AB was approximately 65%. The general partner of AB, AllianceBernstein Corporation (the “General Partner”), is a wholly-owned subsidiary of the Company. Because the General Partner has the authority to manage and control the business of AB, AB is consolidated in the Company’s financial statements for all periods.
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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The terms “third quarter 2019” and “third quarter 2018” refer to the three months ended September 30, 2019 and 2018, respectively. The terms “first nine months of 2019” and “first nine months of 2018” refer to the nine months ended September 30, 2019 and 2018, respectively.
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

On January 1, 2019, the Company adopted the new leases standard using the simplified modified retrospective transition method, as of the adoption date. Prior comparable periods will not be adjusted or presented under this method. We applied several practical expedients offered by ASC 842 upon adoption of this standard. These included continuing to account for existing leases based on judgment made under legacy U.S. GAAP as it relates to determining classification of leases, unamortized initial direct costs and whether contracts are leases or contain leases. We also used the practical expedient to use hindsight in determining lease terms (using knowledge and expectations as of the standard’s adoption date instead of the previous assumptions under legacy U.S. GAAP) and evaluated impairment of our right-of-use (“RoU”) assets in the transition period (using most up-to-date information.) Adoption of this standard resulted in the recognition, as of January 1, 2019, of additional RoU operating lease assets of $799 million reported in Other assets and operating lease liabilities of $1.0 billion reported in Other liabilities in accompanying consolidated balance sheets. The operating RoU assets recognized as of January 1, 2019 are net of deferred rent of $105 million and liabilities associated with previously recognized impairments of $120 million. See Note 8 for additional information.

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

The Company will adopt this new standard effective for January 1, 2020. Management does not expect the adoption of this standard to materially impact the Company’s financial position or results of operations.

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

Effective for fiscal years beginning after December 15, 2019. Early adoption is permitted, with the option to early adopt amendments to remove or modify disclosures, with full adoption of additional requirements delayed until their effective date. Amendments on changes in unrealized gains and losses, the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively. All other amendments should be applied retrospectively.

Management has elected to early adopt the removed disclosures relating to transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and valuation processes for Level 3 fair value measurements. The Company will delay adoption of the additional disclosures until their effective date.

ASU 2018-12: Financial Services—Insurance (Topic 944)
This ASU provides targeted improvements to existing recognition, measurement, presentation, and disclosure requirements for long-duration contracts issued by an insurance entity. The ASU primarily impacts four key areas, including:

Measurement of the liability for future policy benefits for traditional and limited payment contracts. The ASU requires companies to review, and if necessary, update, cash flow assumptions at least annually for non-participating traditional and limited-payment insurance contracts.  Interest rates used to discount the liability will need to be updated quarterly using an upper medium grade (low credit risk) fixed-income instrument yield.

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

On October 16, 2019, the FASB affirmed its previous decision to delay the effective date to fiscal years beginning after December 15, 2021, and interim periods within those fiscal years.

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

Management currently is evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements, however the adoption of the ASU is expected to have a significant impact on the Company’s consolidated financial condition, results of operations, cash flows and required disclosures, as well as processes and controls.

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

The Company is continuing to develop, validate and implement its updated expected credit loss models, processes and controls related to the identified financial assets that fall within the scope of the new standard. While Management expects the adoption will not materially impact the Company’s financial position or results of operations, it currently anticipates that the standard will have the most impact to its commercial and agricultural mortgage loan portfolios. However, the extent of the impact will depend on various factors including the economic environment, structure and size of the Company’s loan portfolio and other assets impacted by the standard.

Accounting and Consolidation of Variable Interest Entities (“VIEs”)
At September 30, 2019, the Company held $1.2 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including hedge funds, private equity funds and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheets as Other equity investments and to apply the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are $169.6 billion at September 30, 2019. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $1.2 billion and $936 million of unfunded commitments at September 30, 2019. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
At September 30, 2019, the Company consolidated one real estate joint venture for which it was identified as primary beneficiary under the VIE model. The consolidated entity is jointly owned by AXA Equitable Life Insurance Company (“AXA Equitable Life”) and AXA France and holds an investment in a real estate venture. Included in the Company’s consolidated balance sheet at September 30, 2019 related to this VIE is $33 million of Real estate held for production of income. In addition, one non-consolidated real estate joint venture totaling $19 million at September 30, 2019 has been deemed to be “held for sale” and is reported in Other invested assets.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Included in the Company’s consolidated balance sheet at September 30, 2019 are assets of $408 million, liabilities of $18 million and redeemable noncontrolling interest of $244 million associated with the consolidation of AB-sponsored investment funds under the VIE model. Also included in the Company’s consolidated balance sheet at September 30, 2019 are assets of $182 million, liabilities of $20 million and redeemable noncontrolling interest of $47 million from consolidation of AB-sponsored investment funds under the Voting Interest Entity (“VOE”) model. Of the assets of these consolidated funds, $180 million are presented within Other invested assets and $2 million are presented in Cash and cash equivalents and $20 million liabilities of these consolidated funds are presented with Other liabilities in the Company’s consolidated balance sheet at September 30, 2019. Ownership interests not held by the Company relating to consolidated VIEs and VOEs are presented either as redeemable or non-redeemable noncontrolling interest, as appropriate. The Company is not required to provide financial support to these company-sponsored investment funds, and only the assets of such funds are available to settle each fund’s own liabilities.
As of September 30, 2019, the net assets of investment products sponsored by AB that are non-consolidated VIEs are approximately $72.0 billion, and the Company’s maximum exposure to loss from its direct involvement with these VIEs is its investment of $11 million at September 30, 2019. The Company has no further commitments to or economic interest in these VIEs.
Assumption Updates and Model Changes
The Company conducts its annual review of its assumptions and models during the third quarter of each year. The annual review encompasses assumptions underlying the valuation of unearned revenue liabilities, embedded derivatives for the Company’s insurance business, liabilities for future policyholder benefits, deferred policy acquisition cost (“DAC”) and deferred sales inducement (“DSI”) assets. There was no material impact from model changes during the third quarter of 2019 and 2018 to our Income (loss) from continuing operations, before income taxes or Net income (loss).
The net impact of assumption changes in the third quarter of 2019 increased Policy charges and fee income by $3 million, increased Policyholders’ benefits by $875 million, increased Net derivative losses by $578 million, decreased Interest credited to policyholders’ account balances by $13 million and decreased Amortization of DAC by $46 million. This resulted in a decrease in Income (loss) from operations, before income taxes of $1.4 billion and decreased Net income (loss) by $1.1 billion.
The net impact of assumption changes in the third quarter of 2018 decreased Policy charges and fee income by $24 million, decreased Policyholders’ benefits by $673 million, increased Net derivative losses by $1.1 billion, and decreased the Amortization of DAC by $286 million. This resulted in a decrease in Income (loss) from operations, before income taxes of $160 million and decreased Net income (loss) by $131 million.
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
The reclassification adjustments for the three and nine months ended September 30, 2018 are presented in the table below. Capitalization of DAC reclassified to Compensation and benefits, Commissions and distribution-related payments, and Other operating costs and expenses reduced the amounts previously reported in those expense line items, while the capitalization of DAC reclassified from the Amortization of deferred policy acquisition costs line item increases that expense line item.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
	Individual Retirement	Group Retirement	Protection Solutions	Consoli-dated	Individual Retirement	Group Retirement	Protection Solutions	Consoli-dated
	(in millions)
Reductions to expense line items:
Compensation and benefits	$18	$8	$15	$41	$53	$23	$44	$120
Commissions and distri-bution-related payments	89	13	36	139	242	42	106	390
Other operating costs and expenses	—	—	—	—	—	—	2	2
Total reductions	$107	$21	$51	$180	$295	$65	$152	$512

Increase to expense line item:
Amortization of deferred policy acquisition costs	$107	$21	$51	$180	$295	$65	$152	$512
Revision of Prior Period Financial Statements
During the fourth quarter of 2018, the Company identified certain cash flows that were incorrectly classified in the Company’s consolidated statements of cash flows. The Company has determined that these misclassifications were not material to its financial statements of any period.
The impact of items included in the revision tables within Note 17 on the consolidated statement of cash flows for the nine months ended September 30, 2018 were corrected in the comparative consolidated statements of cash flows included herein. See Note 17 for further information.
3)    INVESTMENTS
Fixed Maturities
The following tables provide information relating to fixed maturities classified as available-for-sale (“AFS”).

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Available-for-Sale Fixed Maturities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (4)
	(in millions)
September 30, 2019:
Fixed Maturities:
Corporate (1)	$45,337	$2,417	$51	$47,703	$—
U.S. Treasury, government and agency	14,286	1,890	55	16,121	—
States and political subdivisions	623	83	1	705	—
Foreign governments	487	44	6	525	—
Residential mortgage-backed (2)	199	14	—	213	—
Asset-backed (3)	612	4	2	614	—
Redeemable preferred stock	407	16	4	419	—
Total at September 30, 2019	$61,951	$4,468	$119	$66,300	$—

December 31, 2018:
Fixed Maturities:
Corporate (1)	$30,572	$406	$800	$30,178	$—
U.S. Treasury, government and agency	14,004	295	470	13,829	—
States and political subdivisions	415	47	1	461	—
Foreign governments	524	19	13	530	—
Residential mortgage-backed (2)	225	10	1	234	—
Asset-backed (3)	612	1	12	601	2
Redeemable preferred stock	449	15	18	446	—
Total at December 31, 2018	$46,801	$793	$1,315	$46,279	$2
______________

(1)	Corporate fixed maturities includes both public and private issues.

(2)	Includes publicly traded agency pass-through securities and collateralized obligations.

(3)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

(4)	Amounts represent OTTI losses in AOCI, which were not included in Net income (loss).
The contractual maturities of AFS fixed maturities at September 30, 2019 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Contractual Maturities of Available-for-Sale Fixed Maturities

	Amortized Cost	Fair Value
	(in millions)
September 30, 2019:
Due in one year or less	$3,530	$3,551
Due in years two through five	14,717	15,161
Due in years six through ten	17,866	19,093
Due after ten years	24,620	27,249
Subtotal	60,733	65,054
Residential mortgage-backed	199	213
Asset-backed	612	614
Redeemable preferred stock	407	419
Total at September 30, 2019	$61,951	$66,300

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows proceeds from sales, gross gains (losses) from sales for AFS fixed maturities during the three and nine months ended September 30, 2019 and 2018.
Proceeds and Gains (Losses) on Sales for Available-for-Sale Fixed Maturities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Proceeds from sales	$3,849	$1,029	$6,913	$6,054
Gross gains on sales	$205	$6	$223	$178
Gross losses on sales	$(4)	$(31)	$(29)	$(119)

Total OTTI	$—	$(4)	$—	$(4)
Non-credit losses recognized in OCI	—	—	—	—
Credit losses recognized in Net income (loss)	$—	$(4)	$—	$(4)

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts.
Available-for-Sale Fixed Maturities - Credit Loss Impairments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Balances, beginning of period	$(25)	$(17)	$(58)	$(18)
Previously recognized impairments on securities that matured, paid, prepaid or sold	4	—	37	1
Recognized impairments on securities impaired to fair value this period (1)	—	—	—	—
Impairments recognized this period on securities not previously impaired	—	(4)	—	(4)
Additional impairments this period on securities previously impaired	—	—	—	—
Increases due to passage of time on previously recorded credit losses	—	—	—	—
Accretion of previously recognized impairments due to increases in expected cash flows	—	—	—	—
Balances at September 30,	$(21)	$(21)	$(21)	$(21)
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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Net Unrealized Gains (Losses) on Available-for-Sale Fixed Maturities

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balances at July 1, 2019	$2,929	$(552)	$(88)	$(481)	$1,808
Net investment gains (losses) arising during the period	1,619	—	—	—	1,619
Reclassification adjustment:
Included in Net income (loss)	(199)	—	—	—	(199)
Excluded from Net income (loss) (1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(390)	—	—	(390)
Deferred income taxes	—	—	—	(150)	(150)
Policyholders’ liabilities	—	—	(315)	—	(315)
Net unrealized investment gains (losses) excluding OTTI losses	4,349	(942)	(403)	(631)	2,373
Net unrealized investment gains (losses) with OTTI losses	—	—	—	—	—
Balances at September 30, 2019	$4,349	$(942)	$(403)	$(631)	$2,373

Balances at July 1, 2018	$(268)	$87	$(120)	$(66)	$(367)
Net investment gains (losses) arising during the period	(564)	—	—	—	(564)
Reclassification adjustment:
Included in Net income (loss)	36	—	—	—	36
Excluded from Net income (loss) (1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	36	—	—	36
Deferred income taxes	—	—	—	118	118
Policyholders’ liabilities	—	—	(66)	—	(66)
Net unrealized investment gains (losses) excluding OTTI losses	(796)	123	(186)	52	(807)
Net unrealized investment gains (losses) with OTTI losses	1	—	—	—	1
Balances at September 30, 2018	$(795)	$123	$(186)	$52	$(806)
______________

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in Net income (loss) for securities with no prior OTTI losses.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balances at January 1, 2019	$(522)	$100	$(73)	$104	$(391)
Net investment gains (losses) arising during the period	5,075	—	—	—	5,075
Reclassification adjustment:
Included in Net income (loss)	(204)	—	—	—	(204)
Excluded from Net income (loss) (1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(1,042)	—	—	(1,042)
Deferred income taxes	—	—	—	(735)	(735)
Policyholders’ liabilities	—	—	(330)	—	(330)
Net unrealized investment gains (losses) excluding OTTI losses	4,349	(942)	(403)	(631)	2,373
Net unrealized investment gains (losses) with OTTI losses	—	—	—	—	—
Balances at September 30, 2019	$4,349	$(942)	$(403)	$(631)	$2,373

Balances at January 1, 2018	$1,871	$(358)	$(238)	$(397)	$878
Net investment gains (losses) arising during the period	(2,613)	—	—	—	(2,613)
Reclassification adjustment:
Included in Net income (loss)	(54)	—	—	—	(54)
Excluded from Net income (loss) (1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	481	—	—	481
Deferred income taxes	—	—	—	449	449
Policyholders’ liabilities	—	—	52	—	52
Net unrealized investment gains (losses) excluding OTTI losses	(796)	123	(186)	52	(807)
Net unrealized investment gains (losses) with OTTI losses	1	—	—	—	1
Balances at September 30, 2018	$(795)	$123	$(186)	$52	$(806)
______________

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in Net income (loss) for securities with no prior OTTI losses.
The following tables disclose the fair values and gross unrealized losses of the 353 securities at September 30, 2019 and the 1,700 securities at December 31, 2018 that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Continuous Gross Unrealized Losses for Available-for-Sale Fixed Maturities

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
September 30, 2019:
Fixed Maturities:
Corporate	$2,496	$25	$581	$26	$3,077	$51
U.S. Treasury, government and agency	1,573	55	—	—	1,573	55
States and political subdivisions	36	1	—	—	36	1
Foreign governments	—	—	47	6	47	6
Asset-backed	319	1	75	1	394	2
Redeemable preferred stock	—	—	53	4	53	4
Total at September 30, 2019	$4,424	$82	$756	$37	$5,180	$119

December 31, 2018:
Fixed Maturities:
Corporate	$8,964	$313	$8,244	$487	$17,208	$800
U.S. Treasury, government and agency	1,077	53	4,306	417	5,383	470
States and political subdivisions	—	—	19	1	19	1
Foreign governments	109	3	76	10	185	13
Residential mortgage-backed	—	—	29	1	29	1
Asset-backed	563	11	13	1	576	12
Redeemable preferred stock	165	13	33	5	198	18
Total at December 31, 2018	$10,878	$393	$12,720	$922	$23,598	$1,315
The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.7% of total corporate securities. The largest exposures to a single issuer of corporate securities held at September 30, 2019 and December 31, 2018 were $318 million and $226 million, respectively, representing 1.9% and 1.5% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the National Association of Insurance Commissioners (“NAIC”) designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). At September 30, 2019 and December 31, 2018, respectively, approximately $1.4 billion and $1.3 billion, or 2.3% and 2.7%, of the $62.0 billion and $46.8 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had unrealized losses of $21 million and $31 million at September 30, 2019 and December 31, 2018, respectively.
At September 30, 2019 and December 31, 2018, respectively, the $37 million and $922 million of gross unrealized losses of twelve months or more were concentrated in corporate and U.S. Treasury, government and agency securities. In accordance with the policy described in Note 2, the Company concluded that an adjustment to income for OTTI for these securities was not warranted at either September 30, 2019 or 2018. At September 30, 2019 and December 31, 2018, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
At September 30, 2019 and December 31, 2018, the fair value of the Company’s trading account securities was $8.9 billion and $16.0 billion, respectively. At September 30, 2019 and December 31, 2018, trading account securities

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

included the General Account’s investment in Separate Accounts which had carrying values of $54 million and $49 million, respectively.
Net unrealized and realized gains (losses) on trading account equity securities are included in Net investment income (loss) in the Consolidated Statements of Income (Loss). The table below shows a breakdown of Net investment income (loss) from trading account securities during the three and nine months ended September 30, 2019 and 2018:
Net Investment Income (Loss) from Trading Account Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$15	$(35)	$492	$(255)
Net investment gains (losses) recognized on securities sold during the period	14	6	(7)	(11)
Net investment gains (losses) on trading securities arising during the period	29	(29)	485	(266)
Interest and dividend income from trading securities	62	84	227	243
Net investment income (loss) from trading securities	$91	$55	$712	$(23)
Mortgage Loans
The payment terms of mortgage loans may from time to time be restructured or modified.
At September 30, 2019 and December 31, 2018, the carrying values of problem commercial mortgage loans on real estate that had been classified as non-accrual loans were $– and $19 million, respectively.
Allowances for credit losses for commercial mortgage loans were $– and $7 million for the nine months ended September 30, 2019 and 2018, respectively. There were no allowances for credit losses for agricultural mortgage loans for the nine months ended September 30, 2019 and 2018.
The following tables provide information relating to the loan-to-value and debt service coverage ratios for commercial and agricultural mortgage loans at September 30, 2019 and December 31, 2018. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.
Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

	Debt Service Coverage Ratio (1)						Total Mortgage Loans
Loan-to-Value Ratio (2):	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x
	(in millions)
September 30, 2019:
Commercial Mortgage Loans:
0% - 50%	$811	$39	$215	$24	$—	$—	$1,089
50% - 70%	4,296	1,041	1,255	769	208	—	7,569
70% - 90%	158	110	70	98	142	—	578
90% plus	—	—	46	—	—	—	46
Total Commercial Mortgage Loans	$5,265	$1,190	$1,586	$891	$350	$—	$9,282

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Debt Service Coverage Ratio (1)						Total Mortgage Loans
Loan-to-Value Ratio (2):	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x
	(in millions)
Agricultural Mortgage Loans:
0% - 50%	$291	$108	$257	$568	$327	$45	$1,596
50% - 70%	106	81	240	403	263	32	1,125
70% - 90%	—	—	—	19	—	—	19
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$397	$189	$497	$990	$590	$77	$2,740

Total Mortgage Loans:
0% - 50%	$1,102	$147	$472	$592	$327	$45	$2,685
50% - 70%	4,402	1,122	1,495	1,172	471	32	8,694
70% - 90%	158	110	70	117	142	—	597
90% plus	—	—	46	—	—	—	46
Total Mortgage Loans	$5,662	$1,379	$2,083	$1,881	$940	$77	$12,022

December 31, 2018:
Commercial Mortgage Loans:
0% - 50%	$797	$21	$247	$24	$—	$—	$1,089
50% - 70%	4,908	656	1,146	325	151	—	7,186
70% - 90%	260	—	117	370	98	—	845
90% plus	—	—	—	27	—	—	27
Total Commercial Mortgage Loans	$5,965	$677	$1,510	$746	$249	$—	$9,147

Agricultural Mortgage Loans:
0% - 50%	$282	$147	$267	$543	$321	$51	$1,611
50% - 70%	112	46	246	379	224	31	1,038
70% - 90%	—	—	—	19	27	—	46
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$394	$193	$513	$941	$572	$82	$2,695

Total Mortgage Loans:
0% - 50%	$1,079	$168	$514	$567	$321	$51	$2,700
50% - 70%	5,020	702	1,392	704	375	31	8,224
70% - 90%	260	—	117	389	125	—	891
90% plus	—	—	—	27	—	—	27
Total Mortgage Loans	$6,359	$870	$2,023	$1,687	$821	$82	$11,842
______________

(1)	The debt service coverage ratio is calculated using the most recently reported operating income results from property operations divided by annual debt service.

(2)	The loan-to-value ratio is derived from current loan balance divided by the most recent fair value estimate of the property. The fair value of the underlying commercial properties is updated annually.
The following table provides information relating to the aging analysis of past due mortgage loans at September 30, 2019 and December 31, 2018.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Age Analysis of Past Due Mortgage Loans

	30-59 Days	60-89 Days	90 Days or More	Total	Current	Total Financing Receivables	Recorded Investment 90 Days or More and Accruing
				(in millions)
September 30, 2019:
Commercial	$—	$—	$—	$—	$9,282	$9,282	$—
Agricultural	25	5	75	105	2,635	2,740	75
Total Mortgage Loans	$25	$5	$75	$105	$11,917	$12,022	$75

December 31, 2018:
Commercial	$—	$—	$27	$27	$9,120	$9,147	$—
Agricultural	18	8	42	68	2,627	2,695	40
Total Mortgage Loans	$18	$8	$69	$95	$11,747	$11,842	$40
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
For GMxB features, the Company retains certain risks including basis, credit spread, some volatility risk and risk associated with actual versus expected actuarial assumptions for mortality, lapse and surrender, withdrawal and policyholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMxB features that result from financial markets movements. A portion of exposure to realized equity volatility is hedged using equity options and variance swaps and a portion of exposure to credit risk is hedged using

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

total return swaps on fixed income indices. Additionally, the Company is party to total return swaps for which the reference U.S. Treasury securities are contemporaneously purchased from the market and sold to the swap counterparty. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, the Company derecognizes these securities with consequent gain or loss from the sale. The Company has also purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company.
The Company has in place an economic hedge program using interest rate swaps and treasury futures to partially protect the overall profitability of future variable annuity sales against declining interest rates.
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
In June 2019, the Company terminated a program to mitigate its duration gap using total return swaps for which the reference U.S. Treasury securities are sold to the swap counterparty under arrangements economically similar to repurchase agreements. The Company terminated $3.9 billion, in notional, of total return swaps reported in other invested assets in the Company’s balance sheet. The terminated total return swaps had a gain of $121 million.
The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments.
Derivative Instruments by Category

	At September 30, 2019			Gains (Losses) Reported in Net Income (Loss) Nine Months Ended September 30, 2019
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(in millions)
Freestanding Derivatives (1) (2):
Equity contracts:
Futures	$7,586	$1	$—	$(990)
Swaps	9,650	82	56	(1,279)
Options	49,184	3,963	1,515	1,255
Interest rate contracts:
Swaps	25,875	1,199	385	2,843
Futures	16,422	—	—	188
Swaptions	3,201	196	—	146
Credit contracts:
Credit default swaps	1,464	21	6	9
Other freestanding contracts:
Foreign currency contracts	1,179	13	13	(11)
Margin	—	20	—	—
Collateral	—	—	3,488	—

Embedded Derivatives (2):
GMIB reinsurance contracts	—	2,452	—	741
GMxB derivative features liability (3)	—	—	9,568	(3,664)
SCS, SIO, MSO and IUL indexed features (4)	—	—	2,272	(1,555)
Total	$114,561	$7,947	$17,303	$(2,317)
______________

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).

(3)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(4)	SCS, SIO, MSO and IUL indexed features are reported in Policyholders’ account balances in the consolidated balance sheets.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	At December 31, 2018			Gains (Losses) Reported in Net Income (Loss) Nine Months Ended September 30, 2018
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(in millions)
Freestanding Derivatives (1) (2):
Equity contracts:
Futures	$11,143	$2	$3	$(508)
Swaps	7,796	143	168	(455)
Options	21,821	2,133	1,164	701
Interest rate contracts:
Swaps	27,116	634	196	(1,214)
Futures	11,792	—	—	45
Credit contracts:
Credit default swaps	1,376	20	3	3
Other freestanding contracts:
Foreign currency contracts	2,184	35	22	60
Margin	—	18	5	—
Collateral	—	8	1,581	—

Embedded Derivatives:
GMIB reinsurance contracts (2)	—	1,732	—	(522)
GMxB derivative features liability (2) (3)	—	—	5,614	452
SCS, SIO, MSO and IUL indexed features (2) (4)	—	—	715	(850)
Net derivative gains (loss)				(2,288)
Cross currency swaps (5) (6)	—	—	—	9
Total	$83,228	$4,725	$9,471	$(2,279)
______________

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).

(3)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(4)	SCS, SIO, MSO and IUL indexed features are reported in Policyholders’ account balances in the consolidated balance sheets.

(5)	Reported in Other assets or Other liabilities in the consolidated balance sheets.

(6)	Reported in Other income in the consolidated statements of income (loss).
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts at September 30, 2019 are exchange-traded and net settled daily in cash. At September 30, 2019, the Company had open exchange-traded futures positions on: (i) the S&P 500, Russell 2000, and Emerging Market indices, having initial margin requirements of $285 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $45 million and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200, and European, Australasia, and Far East (“EAFE”) indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $26 million.
Collateral Arrangements
The Company generally has executed a Credit Support Annex (“CSA”) under the International Swaps and Derivatives Association Master Agreement (“ISDA Master Agreement”) it maintains with each of its over-the-counter (“OTC”) derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. At September 30, 2019 and December 31, 2018,

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

respectively, the Company held $3.5 billion and $1.6 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in Other invested assets. The Company posted collateral of $– and $8 million at September 30, 2019 and December 31, 2018, respectively, in the normal operation of its collateral arrangements.
Securities Repurchase and Reverse Repurchase Transactions
Securities repurchase and reverse repurchase transactions are conducted by the Company under a standardized securities industry master agreement, amended to suit the requirements of each respective counterparty. The Company’s securities repurchase and reverse repurchase agreements are accounted for as secured borrowing or lending arrangements, respectively, and are reported in the consolidated balance sheets on a gross basis. At September 30, 2019 and December 31, 2018, the balance outstanding under securities repurchase transactions was $– and $573 million, respectively. The Company utilized these repurchase and reverse repurchase agreements for asset liability and cash management purposes. For other instruments used for asset and liability management purposes, see Note 14.
The following table presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments at September 30, 2019.
Offsetting of Financial Assets and Liabilities and Derivative Instruments
At September 30, 2019

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets
	(in millions)
Assets:
Total derivatives (1)	$5,496	$5,437	$59
Other financial instruments	2,290	—	2,290
Other invested assets	$7,786	$5,437	$2,349

Liabilities:
Total derivatives (2)	$5,462	$5,437	$25
Other financial liabilities	3,808	—	3,808
Other liabilities	$9,270	$5,437	$3,833
______________

(1)	Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.

(2)	Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.
The following table presents information about the Company’s gross collateral amounts that are not offset in the consolidated balance sheets at September 30, 2019.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Collateral Amounts Not Offset in the Consolidated Balance Sheets
At September 30, 2019

	Net Amount of Derivative Contracts	Collateral (Received)/Paid
		Financial Instruments	Cash	Net Amount
	(in millions)
Assets:
Total derivatives (1)	$3,501	$10	$3,432	$59
Other financial instruments	2,290	—	—	2,290
Other invested assets	$5,791	$10	$3,432	$2,349

Liabilities:
Total derivatives (2)	$25	$—	$—	$25
Other financial liabilities	3,808	—	—	3,808
Other liabilities	$3,833	$—	$—	$3,833
______________

(1)	Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.

(2)	Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.
The Company had no securities sold under agreements to repurchase at September 30, 2019.
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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Collateral Amounts Not Offset in the Consolidated Balance Sheets
At December 31, 2018

	Net Amount of Derivative Contracts	Collateral (Received)/Paid
		Financial Instruments	Cash	Net Amount
	(in millions)
Assets:
Total derivatives (1)	$1,411	$—	$(1,363)	$48
Other financial instruments	1,989	—	—	1,989
Other invested assets	$3,400	$—	$(1,363)	$2,037

Liabilities:
Total derivatives (2)	$197	$—	$—	$197
Other financial liabilities	3,163	—	—	3,163
Other liabilities	$3,360	$—	$—	$3,360

Securities sold under agreement to repurchase (3) (4) (5)	$571	$(588)	$—	$(17)
______________

(1)	Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.

(2)	Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.

(3)	Excludes expense of $2 million in Securities sold under agreement to repurchase.

(4)	U.S. Treasury and agency securities are in Fixed maturities available-for-sale on the consolidated balance sheets.

(5)	Cash is included in Cash and cash equivalents on consolidated balance sheets.
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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5)    CLOSED BLOCK
Summarized financial information for the Company’s Closed Block is as follows:

	September 30, 2019	December 31, 2018
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$6,558	$6,709
Policyholder dividend obligation	5	—
Other liabilities	61	47
Total Closed Block liabilities	6,624	6,756

Assets Designated to the Closed Block:
Fixed maturities available-for-sale, at fair value (amortized cost of $3,658 and $3,680)	3,869	3,672
Mortgage loans on real estate, net of valuation allowance of $0 and $0	1,800	1,824
Policy loans	716	736
Cash and other invested assets	10	76
Other assets	167	179
Total assets designated to the Closed Block	6,562	6,487

Excess of Closed Block liabilities over assets designated to the Closed Block	62	269
Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of policyholders' dividend obligation $5 and $0	219	8
Maximum future earnings to be recognized from Closed Block assets and liabilities	$281	$277
The Company’s Closed Block revenues and expenses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Revenues:
Premiums and other income	$42	$44	$136	$144
Net investment income (loss)	69	72	208	218
Investment gains (losses), net	—	—	(1)	1
Total revenues	111	116	343	363

Benefits and Other Deductions:
Policyholders’ benefits and dividends	108	123	343	372
Other operating costs and expenses	—	1	1	3
Total benefits and other deductions	108	124	344	375
Net income (loss) before income taxes	3	(8)	(1)	(12)
Income tax (expense) benefit	—	2	(2)	2
Net income (loss)	$3	$(6)	$(3)	$(10)

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Change in Liability for Variable Annuity Contracts with GMDB Features and No NLG Feature
Three and Nine Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,
	2019			2018
	Direct	Assumed	Ceded	Direct	Assumed	Ceded
	(in millions)
Beginning balance	$4,714	$76	$(106)	$4,129	$82	$(102)
Paid guarantee benefits	(102)	(6)	3	(91)	(6)	3
Other changes in reserve	160	4	(4)	485	7	(10)
Ending balance	$4,772	$74	$(107)	$4,523	$83	$(109)

	Nine Months Ended September 30,
	2019			2018
	Direct	Assumed	Ceded	Direct	Assumed	Ceded
	(in millions)
Beginning balance	$4,659	$82	$(113)	$4,059	$95	$(108)
Paid guarantee benefits	(328)	(17)	11	(291)	(18)	13
Other changes in reserve	441	9	(5)	755	6	(14)
Ending balance	$4,772	$74	$(107)	$4,523	$83	$(109)

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Change in Liability for Variable Annuity Contracts with GMIB Features and No NLG Feature
Three and Nine Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,
	2019			2018
	Direct	Assumed	Ceded	Direct	Assumed	Ceded
	(in millions)
Beginning balance	$3,761	$192	$(1,896)	$4,702	$158	$(1,638)
Paid guarantee benefits	(70)	15	20	(43)	(22)	1
Other changes in reserve	992	(2)	(576)	(1,053)	1	262
Ending balance	$4,683	$205	$(2,452)	$3,606	$137	$(1,375)

	Nine Months Ended September 30,
	2019			2018
	Direct	Assumed	Ceded	Direct	Assumed	Ceded
	(in millions)
Beginning balance	$3,743	$184	$(1,732)	$4,752	$195	$(1,894)
Paid guarantee benefits	(182)	25	55	(108)	(58)	31
Other changes in reserve	1,122	(4)	(775)	(1,038)	—	488
Ending balance	$4,683	$205	$(2,452)	$3,606	$137	$(1,375)
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
Account Values and Net Amount at Risk
Account Values and Net Amount at Risk (“NAR”) for direct and assumed variable annuity contracts in-force with GMDB and GMIB features as of September 30, 2019 are presented in the following tables by guarantee type. For contracts with the GMDB feature, the NAR in the event of death is the amount by which the GMDB feature exceeds the related Account Values. For contracts with the GMIB feature, the NAR in the event of annuitization is the amount by which the present value of the GMIB benefits exceed the related Account Values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB features may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Direct Variable Annuity Contracts with GMDB and GMIB Features at September 30, 2019

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rate)
Variable annuity contracts with GMDB features
Account Values invested in:
General Account	$14,483	$94	$58	$181	$14,816
Separate Accounts	46,286	8,937	3,071	32,067	90,361
Total Account Values	$60,769	$9,031	$3,129	$32,248	$105,177

Net amount at risk, gross	$123	$80	$1,980	$18,846	$21,029
Net amount at risk, net of amounts reinsured	$123	$76	$1,388	$18,846	$20,433

Average attained age of policyholders (in years)	51.2	67.4	74.1	69.2	55.1
Percentage of policyholders over age 70	10.5%	44.9%	67.5%	49.9%	19.3%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

Variable annuity contracts with GMIB features
Account Values invested in:
General Account	$—	$—	$20	$233	$253
Separate Accounts	—	—	22,484	34,718	57,202
Total Account Values	$—	$—	$22,504	$34,951	$57,455

Net amount at risk, gross	$—	$—	$981	$10,696	$11,677
Net amount at risk, net of amounts reinsured	$—	$—	$309	$9,678	$9,987

Average attained age of policyholders (in years)	N/A	N/A	68.7	69.3	69.2
Weighted-average years remaining until annuitization	N/A	N/A	1.7	0.4	0.5
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Assumed Variable Annuity Contracts with GMDB and GMIB Features at September 30, 2019

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rates)
Variable annuity contracts with GMDB features
Reinsured account values	$906	$5,156	$265	$1,128	$7,455
Net amount at risk assumed	$5	$256	$18	$175	$454

Average attained age of policyholders (in years)	68	73	77	75	73
Percentage of policyholders over age 70	44.5%	63.9%	79.4%	74.7%	63.7%
Range of contractually specified interest rates (1)	N/A	N/A	3%-10%	5%-10%	3%-10%

Variable annuity contracts with GMIB features
Reinsured account values	$884	$43	$238	$1,161	$2,326
Net amount at risk assumed	$1	$—	$34	$318	$353

Average attained age of policyholders (in years)	72	74	72	69	71
Percentage of policyholders over age 70	64.0%	62.6%	60.9%	52.2%	57.7%
Range of contractually specified interest rates	N/A	N/A	3.3%-6.5%	6%-6%	3.3%-6.5%
______________

(1)	In general, for policies with the highest contractual interest rate shown (10%), the rate applied only for the first 10 years after issue, which has now elapsed.
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
Investment in Variable Insurance Trust Mutual Funds

	September 30, 2019		December 31, 2018
Mutual Fund Type	GMDB	GMIB	GMDB	GMIB
	(in millions)
Equity	$39,866	$17,056	$35,541	$15,759
Fixed income	5,277	2,748	5,173	2,812
Balanced	44,347	37,132	41,588	33,974
Other	871	266	852	290
Total	$90,361	$57,202	$83,154	$52,835

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

	Direct Liability (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Beginning balance	$843	$729	$812	$709
Paid guaranteed benefits	(7)	(4)	(17)	(13)
Other changes in reserves	53	51	94	80
Ending balance	$889	$776	$889	$776
______________

(1)	There were no amounts of reinsurance ceded in any period presented.

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
Assets and liabilities measured at fair value on a recurring basis are summarized below. At September 30, 2019 and December 31, 2018, no assets were required to be measured at fair value on a non-recurring basis. Fair value measurements are required on a non-recurring basis for certain assets, including goodwill and mortgage loans on real estate, only when an impairment or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.
Fair Value Measurements at September 30, 2019

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate (1)	$—	$46,483	$1,220	$47,703
U.S. Treasury, government and agency	—	16,121	—	16,121
States and political subdivisions	—	666	39	705
Foreign governments	—	525	—	525
Residential mortgage-backed (2)	—	213	—	213
Asset-backed (3)	—	82	532	614
Redeemable preferred stock	143	276	—	419
Total fixed maturities, available-for-sale	143	64,366	1,791	66,300
Other equity investments	13	—	71	84
Trading securities	475	8,429	35	8,939
Other invested assets:
Short-term investments	—	459	—	459
Assets of consolidated VIEs/VOEs	122	420	22	564
Swaps	—	840	—	840
Credit default swaps	—	15	—	15
Futures	1	—	—	1
Options	—	2,448	—	2,448
Swaptions	—	196	—	196
Total other invested assets	123	4,378	22	4,523

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents	3,740	—	—	3,740
Segregated securities	—	958	—	958
GMIB reinsurance contract asset	—	—	2,452	2,452
Separate Accounts assets	117,506	2,942	358	120,806
Total Assets	$122,000	$81,073	$4,729	$207,802

Liabilities:
GMxB derivative features’ liability	$—	$—	$9,568	$9,568
SCS, SIO, MSO and IUL indexed features’ liability	—	2,272	—	2,272
Liabilities of consolidated VIEs/VOEs	1	10	—	11
Contingent payment arrangements	—	—	26	26
Total Liabilities	$1	$2,282	$9,594	$11,877
______________

(1)	Corporate fixed maturities includes both public and private issues.

(2)	Includes publicly traded agency pass-through securities and collateralized obligations.

(3)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
Fair Value Measurements at December 31, 2018

	Level 1	Level 2	Level 3	Total
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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Certain Company products, such as the SCS and EQUI-VEST variable annuity products, IUL and the MSO fund available in some life contracts, offer investment options which permit the contract owner to participate in the performance of an index, ETF or commodity price. These investment options, which depending on the product and on the index selected can currently have one, three, five or six year terms, provide for participation in the performance of specified indices, ETF or commodity price movement up to a segment-specific declared maximum rate. Under certain conditions that vary by product, e.g., holding these segments for the full term, these segments also shield policyholders from some or all negative investment performance associated with these indices, ETF or commodity prices. These investment options have defined formulaic liability amounts, and the current values of the option component of these segment reserves are accounted for as Level 2 embedded derivatives. The fair values of these embedded derivatives are based on data obtained from independent valuation service providers.
The Company’s investments classified as Level 3 primarily include corporate debt securities, such as private fixed maturities and asset-backed securities. Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement. Included in the Level 3 classification are fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data.
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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

adjustments were made to the equity volatilities to remove the illiquidity bias associated with the longer tenors and risk margins were applied to the non-capital markets inputs to the GMIBNLG valuations.
After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $135 million and $112 million at September 30, 2019 and December 31, 2018, respectively, to recognize incremental counterparty non-performance risk and reduced the fair value of its GMIB reinsurance contract liabilities by $32 million and $41 million at September 30, 2019 and December 31, 2018, respectively, to recognize its own incremental non-performance risk.
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
The Company’s Level 3 liabilities include contingent payment arrangements associated with acquisitions in 2016 and 2019 by AB. At each reporting date, AB estimates the fair values of the contingent consideration expected to be paid based upon revenue and discount rate projections, using unobservable market data inputs, which are included in Level 3 of the valuation hierarchy. The Company’s consolidated VIEs/VOEs hold investments that are classified as Level 3, primarily corporate bonds that are vendor priced with no ratings available, bank loans, non-agency collateralized mortgage obligations and asset-backed securities.
During the nine months ended September 30, 2019, AFS fixed maturities with fair values of $104 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $14 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.7% of total equity at September 30, 2019.
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
The tables below present reconciliations for all Level 3 assets and liabilities for the three and nine months ended September 30, 2019 and 2018.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Level 3 Instruments - Fair Value Measurements

	Corporate	State and Political Subdivisions	Asset-backed	Redeemable Preferred Stock
	(in millions)
Balance, July 1, 2019	$1,302	$40	$534	$—
Total gains (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	—	—	—	—
Investment gains (losses), net	—	1	—	—
Subtotal	—	1	—	—
Other comprehensive income (loss)	(6)	—	—	—
Purchases	(3)	—	71	—
Sales	(42)	(2)	(73)	—
Settlements	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	(31)	—	—	—
Balance, September 30, 2019	$1,220	$39	$532	$—

Balance, July 1, 2018	$1,160	$38	$538	$—
Total gains (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	3	—	—	—
Investment gains (losses), net	(4)	—	—	—
Subtotal	(1)	—	—	—
Other comprehensive income (loss)	(1)	—	(1)	—
Purchases	37	—	—	—
Sales	(53)	—	—	—
Transfers into Level 3 (1)	—	1	—	—
Transfers out of Level 3 (1)	—	—	—	—
Balance, September 30, 2018	$1,142	$39	$537	$—
______________

(1)	Transfers into/out of the Level 3 classification are reflected at beginning of period fair values.

	Corporate	State and Political Subdivisions	Asset-backed	Redeemable Preferred Stock
	(in millions)
Balance, January 1, 2019	$1,186	$39	$519	$—
Total gains (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	3	—	—	—
Investment gains (losses), net	—	1	—	—
Subtotal	3	1	—	—
Other comprehensive income (loss)	4	2	5	—
Purchases	219	—	81	—
Sales	(102)	(3)	(73)	—
Transfers into Level 3 (1)	14	—	—	—
Transfers out of Level 3 (1)	(104)	—	—	—
Balance, September 30, 2019	$1,220	$39	$532	$—

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Corporate	State and Political Subdivisions	Asset-backed	Redeemable Preferred Stock
	(in millions)
Balance, January 1, 2018	$1,150	$40	$541	$1
Total gains (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	7	—	—	—
Investment gains (losses), net	(3)	—	—	—
Subtotal	4	—	—	—
Other comprehensive income (loss)	(15)	(1)	(2)	—
Purchases	237	—	—	—
Sales	(271)	(1)	(2)	(1)
Transfers into Level 3 (1)	65	1	—	—
Transfers out of Level 3 (1)	(28)	—	—	—
Balance, September 30, 2018	$1,142	$39	$537	$—
______________

(1)	Transfers into/out of the Level 3 classification are reflected at beginning of period fair values.

	Other Equity Investments	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability	Contingent Payment Arrangement
	(in millions)
Balance, July 1, 2019	$134	$1,896	$389	$(6,941)	$(25)
Total gains (losses), realized and unrealized, included in:
Net income (loss) as:
Investment gains (losses), net	—	—	(13)	—	—
Net derivative gains (losses), excluding non-performance risk	—	588	—	(2,692)	—
Non-performance risk (1)	—	(24)	—	154	—
Subtotal	—	564	(13)	(2,538)	—
Purchases (2)	2	12	(5)	(102)	—
Sales (3)	(4)	(20)	(1)	13	—
Settlements (4)	—	—	(1)	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—	(1)
Transfers out of Level 3 (5)	(4)	—	(11)	—	—
Balance, September 30, 2019	$128	$2,452	$358	$(9,568)	$(26)

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Other Equity Investments	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability	Contingent Payment Arrangement
	(in millions)
Balance, July 1, 2018	$111	$1,636	$361	(3,692)	$(13)
Total gains (losses), realized and unrealized, included in:
Net income (loss) as:
Investment gains (losses), net	—	—	6	—	—
Net derivative gains (losses), excluding non-performance risk	—	(269)	—	(188)	—
Non-performance risk (1)	—	7	—	(323)	—
Subtotal	—	(262)	6	(511)	—
Other comprehensive income (loss)	(6)	—	—	—	—
Purchases (2)	14	12	1	(99)	—
Sales (3)	(1)	(11)	—	8	—
Settlements (4)	—	—	(1)	—	1
Activity related to consolidated VIEs/VOEs	(1)	—	—	—	—
Transfers into Level 3 (5)	—	—	—	—	—
Transfers out of Level 3 (5)	—	—	—	—	—
Balance, September 30, 2018	$117	$1,375	$367	$(4,294)	$(12)
______________

(1)	The Company’s non-performance risk is recorded through Net derivative gains (losses).

(2)	For the GMIB reinsurance contract asset and GMxB derivative features liability, represents attributed fee.

(3)	For the GMIB reinsurance contract asset, represents recoveries from reinsurers and for the GMxB derivative features liability, represents benefits paid.

(4)	For contingent payment arrangements, represents payments under the arrangement.

(5)	Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.

	Other Equity Investments	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability	Contingent Payment Arrangement
	(in millions)
Balance, January 1, 2019	$165	$1,732	$374	$(5,614)	$(7)
Total gains (losses), realized and unrealized, included in:
Net income (loss) as:
Investment gains (losses), net	—	—	(1)	—	—
Net derivative gains (losses), excluding non-performance risk	—	724	—	(3,348)	—
Non-performance risk (1)	—	17	—	(316)	—
Subtotal	—	741	(1)	(3,664)	—
Other comprehensive income (loss)	—	—	—	—	—
Purchases (2)	10	34	2	(317)	(17)
Sales (3)	(11)	(55)	(1)	27	—
Settlements (4)	—	—	(4)	—	—
Activity related to consolidated VIEs/VOEs	(3)	—	—	—	(2)
Transfers into Level 3 (5)	—	—	—	—	—
Transfers out of Level 3 (5)	(33)	—	(12)	—	—
Balance, September 30, 2019	$128	$2,452	$358	$(9,568)	$(26)

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Other Equity Investments	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability	Contingent Payment Arrangement
	(in millions)
Balance, January 1, 2018	$99	$1,894	$349	(4,451)	$(15)
Total gains (losses), realized and unrealized, included in:
Net income (loss) as:
Investment gains (losses), net	(1)	—	19	—	—
Net derivative gains (losses), excluding non-performance risk	—	(524)	—	657	—
Non-performance risk (1)	—	2	—	(205)	—
Subtotal	(1)	(522)	19	452	—
Other comprehensive income (loss)	—	—	—	—	—
Purchases (2)	24	34	4	(313)	—
Sales (3)	(3)	(31)	(1)	18	—
Settlements (4)	—	—	(4)	—	3
Activity related to consolidated VIEs/VOEs	(3)	—	—	—	—
Transfers into Level 3 (5)	6	—	—	—	—
Transfers out of Level 3 (5)	(5)	—	—	—	—
Balance, September 30, 2018	$117	$1,375	$367	$(4,294)	$(12)
______________

(1)	The Company’s non-performance risk is recorded through Net derivative gains (losses).

(2)	For the GMIB reinsurance contract asset and GMxB derivative features liability, represents attributed fee.

(3)	For the GMIB reinsurance contract asset, represents recoveries from reinsurers and for the GMxB derivative features liability, represents benefits paid.

(4)	For contingent payment arrangements, represents payments under the arrangement.

(5)	Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
The table below details changes in unrealized gains (losses) for the nine months ended September 30, 2019 and 2018 by category for Level 3 assets and liabilities still held at September 30, 2019 and 2018.
Change in Unrealized Gains (Losses) for Level 3 Instruments

	Net Income (Loss)
	Investment Gains (Losses), Net	Net Derivative Gains (Losses)	OCI
	(in millions)
Held at September 30, 2019:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$3
State and political subdivisions	—	—	3
Asset-backed	—	—	4
Subtotal	—	—	10
GMIB reinsurance contracts	—	741	—
Separate Accounts assets (1)	(1)	—	—
GMxB derivative features liability	—	(3,664)	—
Total	$(1)	$(2,923)	$10

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Net Income (Loss)
	Investment Gains (Losses), Net	Net Derivative Gains (Losses)	OCI
	(in millions)
Held at September 30, 2018:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$(15)
State and political subdivisions	—	—	(1)
Subtotal	—	—	(16)
GMIB reinsurance contracts	—	(522)	—
Separate Accounts assets (1)	19	—	—
GMxB derivative features liability	—	452	—
Total	$19	$(70)	$(16)
______________

(1)	There is an investment expense that offsets this investment gain (loss).
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities at September 30, 2019 and December 31, 2018.
Quantitative Information about Level 3 Fair Value Measurements at September 30, 2019

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$66	Matrix pricing model	Spread over benchmark	15 - 580 bps	180 bps
	996	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	3.9x - 63.3x 6.5% - 16.5% 4.5x - 54.6x	14.9x 10.1% 11.0x
Other equity investments	35	Discounted cash flow	Earnings multiple Discount factor Discount years	9.4x 10.0% 12
Separate Accounts assets	350	Third party appraisal	Capitalization rate Exit capitalization rate Discount rate	4.4% 5.5% 6.4%
	1	Discounted cash flow	Spread over U.S. Treasury curve Discount factor	253 bps 4.3%
GMIB reinsurance contract asset	2,452	Discounted cash flow	Lapse rates Withdrawal rates Utilization rates Non-performance risk Volatility rates - Equity Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	0.8% - 10% 0.0% - 8.0% 0.0% - 49.0% 56 - 138 bps 10.0% - 31.0% 0.01% - 0.18% 0.07% - 0.54% 0.42% - 42.0%

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Liabilities:
GMIBNLG	9,206	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	159 bps 0.8% - 19.9% 0.3% - 11.0% 0.0% - 100% 0.01% - 0.19% 0.06% - 0.53% 0.41% - 41.2%
Assumed GMIB Reinsurance Contracts	205	Discounted cash flow	Lapse rates Withdrawal rates (Age 0 - 85) Withdrawal rates (Age 86+) Utilization rates Non-performance risk Volatility rates - Equity	1.1% - 11.1% 0.6% - 22.2% 1.1% - 100.0% 0.0% - 30.0% 0.78% - 1.92% 10.0% - 31.0%
GWBL/GMWB	125	Discounted cash flow	Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	0.8% - 10.0% 0.0% - 7.0% 100% after starting 10.0% - 31.0%
GIB	25	Discounted cash flow	Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	1.2% - 19.9% 0.0% - 8.0% 0.0% - 100.0% 10.0% - 31.0%
GMAB	8	Discounted cash flow	Lapse rates Volatility rates - Equity	1.0% - 10.0% 10.0% - 31.0%
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
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$99	Matrix pricing model	Spread over benchmark	15 - 580 bps	109 bps
	881	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	4.1x - 37.8x 6.4% - 16.5% 1.8x - 18.0x	12.1x 10.7% 11.4x
Other equity investments	35	Discounted cash flow	Earnings multiple Discount factor Discount years	9.4x 10.0% 12
Separate Accounts assets	352	Third party appraisal	Capitalization rate Exit capitalization rate Discount rate	4.4% 5.6% 6.5%
	1	Discounted cash flow	Spread over U.S. Treasury curve Discount factor	248bps 5.1%
GMIB reinsurance contract asset	1,732	Discounted cash flow	Lapse rates Withdrawal rates Utilization rates Non-performance risk Volatility rates - Equity Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	1% - 6.27% 0% - 8% 0% - 16% 74 - 159 bps 10% - 34% 0.01% - 0.18% 0.07% - 0.54% 0.42% - 42.0%

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Liabilities:
GMIBNLG	5,341	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	189 bps 0.8% - 26.2% 0.0% - 12.1% 0.0% - 100.0% 0.01% - 0.19% 0.06% - 0.53% 0.41% - 41.2%
Assumed GMIB Reinsurance Contracts	183	Discounted cash flow	Lapse rates Withdrawal rates (Age 0 - 85) Withdrawal rates (Age 86+) Utilization rates Non-performance risk Volatility rates - Equity	1.1% - 11.2% 0.7% - 22.2% 1.3% - 100.0% 0.0% - 30.0% 1.1% - 2.4% 10.0% - 34.0%
GWBL/GMWB	130	Discounted cash flow	Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	0.5% - 5.7% 0.0% - 7.0% 100% after starting 10.0% - 34.0%
GIB	(48)	Discounted cash flow	Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	0.5% - 5.7% 0.0% - 8.0% 0.0% - 16.0% 10.0% - 34.0%
GMAB	7	Discounted cash flow	Lapse rates Volatility rates - Equity	0.5% - 11.0% 10.0% - 34.0%
______________

(1)
Mortality rates vary by age and demographic characteristic such as gender. Mortality rate assumptions are based on a combination of company and industry experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuating the embedded derivatives.

Excluded from the tables above at September 30, 2019 and December 31, 2018, respectively, are approximately $829 million and $915 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above at September 30, 2019 and December 31, 2018, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. Included in the tables above at September 30, 2019 and December 31, 2018, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
Included in other equity investments classified as Level 3 are reporting entities’ venture capital securities in the technology, media and telecommunications industries. The fair value measurements of these securities include significant unobservable inputs including an enterprise value to revenue multiples and a discount rate to account for liquidity and various risk factors. Significant increases (decreases) in the enterprise value to revenue multiple inputs in isolation would have resulted in a significantly higher (lower) fair value measurement. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement.
Separate Accounts assets classified as Level 3 in the table at September 30, 2019 and December 31, 2018, primarily consist of a private real estate fund and mortgage loans. A third-party appraisal valuation technique is used to measure the fair value of the private real estate investment fund, including consideration of observable replacement cost and sales comparisons for the underlying commercial properties, as well as the results from applying a discounted cash flow approach. Significant increase (decrease) in isolation in the capitalization rate and exit capitalization rate assumptions used in the discounted cash flow approach to the appraisal value would have resulted in a higher (lower) measure of fair value. With respect to the fair value measurement of mortgage loans a discounted cash flow approach is applied, a significant increase (decrease) in the assumed spread over U.S. Treasury securities would have produced a lower (higher) fair value measurement. Changes in the discount rate or factor used in the valuation techniques to determine the fair values of these private equity investments and mortgage loans generally are not correlated to changes in the other significant unobservable inputs. Significant increase (decrease) in isolation in the discount rate or factor would have resulted in significantly lower (higher) fair value measurements. These fair value measurements are determined using substantially the same valuation techniques as earlier described above for the Company’s General Account investments in these securities.
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
At September 30, 2019 and December 31, 2018, there were acquisition-related contingent liabilities of $26 million and $7 million, relating to AB’s 2019 and 2016 acquisitions. The 2019 acquisition was valued at September 30, 2019 using expected revenue growth rates ranging from 0.7% to 2.5% per year and a discount rate of 10.4%, reflecting a 3.5% risk-free rate, based on AB’s cost of debt, and a 6.9% market price of risk adjustment rate. The 2016 acquisition was valued using a revenue growth rate of 26.0% and a discount rate ranging from 3.2% to 3.7%.
Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts, limited partnerships accounted for under the equity method and pension and other postretirement obligations.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying values and fair values at September 30, 2019 and December 31, 2018 for financial instruments not otherwise disclosed in Note 3 and Note 4 are presented in the table below.
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
September 30, 2019:
Mortgage loans on real estate	$12,022	$—	$—	$12,291	$12,291
FHLBNY Funding Agreements	$6,510	$—	$6,562	$—	$6,562
Policy loans	$3,750	$—	$—	$4,770	$4,770
Policyholders’ liabilities: Investment contracts	$2,079	$—	$—	$2,281	$2,281
Short-term and long-term debt	$4,794	$—	$5,131	$—	$5,131
Separate Accounts liabilities	$8,424	$—	$—	$8,424	$8,424

December 31, 2018:
Mortgage loans on real estate	$11,835	$—	$—	$11,494	$11,494
FHLBNY Funding Agreements	$4,002	$—	$3,956	$—	$3,956
Policy loans	$3,779	$—	$—	$4,183	$4,183
Policyholders’ liabilities: Investment contracts	$2,127	$—	$—	$2,174	$2,174
Short-term and long-term debt	$4,955	$—	$4,749	$—	$4,749
Separate Accounts liabilities	$7,406	$—	$—	$7,406	$7,406

As the Company’s COLI policies are recorded at their cash surrender value, they are not required to be included in the table above.
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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8)    LEASES
The Company does not record leases with an initial term of 12 months or less in its consolidated balance sheets, but instead recognizes lease expense for these leases on a straight-line basis over the lease term. For leases with a term greater than one year, the Company records in its consolidated balance sheets at the time of lease commencement or modification a right of use (“RoU”) operating lease asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the consolidated statements of income over the lease term on a straight-line basis. RoU operating lease assets represent the Company’s right to use an underlying asset for the lease term and RoU operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease.
The Company's operating leases primarily consist of real estate leases for office space. The Company also has operating leases for various types of office furniture and equipment. For certain equipment leases, the Company applies a portfolio approach to effectively account for the RoU operating lease assets and liabilities. For certain lease agreements entered into after the adoption of ASC 842 or for lease agreements for which the lease term or classification was reassessed after the occurrence of a change in the lease terms or a modification of the lease that did not result in a separate contract, the Company elected to combine the lease and related non-lease components for its operating leases; however, the non-lease components associated with the Company’s operating leases are primarily variable in nature and as such are not included in the determination of the RoU operating lease asset and lease liability, but are recognized in the period in which the obligation for those payments is incurred.
The Company’s operating leases may include options to extend or terminate the lease, which are not included in the determination of the RoU operating asset or lease liability unless they are reasonably certain to be exercised. The Company's operating leases have remaining lease terms of 1 year to 12 years, some of which include options to extend the leases. The Company typically does not include its renewal options in its lease terms for calculating its RoU operating lease asset and lease liability as the renewal options allow the Company to maintain operational flexibility and the Company is not reasonably certain it will exercise these renewal options until close to the initial end date of the lease. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As the Company's operating leases do not provide an implicit rate, the Company’s incremental borrowing rate, based on the information available at the lease commencement date, is used in determining the present value of lease payments.
The Company primarily subleases floor space within its New Jersey and New York lease properties to various third parties. The lease term for these subleases typically corresponds to the original lease term.
Balance Sheet Classification of Operating Lease Assets and Liabilities

	Balance Sheet Line Item	September 30, 2019
		(in millions)
Assets:
Operating lease assets	Other Assets	$713
Liabilities:
Operating lease liabilities	Other Liabilities	$917
The table below summarizes the components of lease costs for the three and nine months ended September 30, 2019.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Lease Costs

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(in millions)
Operating lease cost (1)	$47	$140
Variable operating lease cost	14	38
Sublease income	(18)	(55)
Short-term lease expense	—	2
Net lease cost	$43	$125
_____________

(1)
The Operating lease cost for the three months ended March 31, 2019 previously reported as $81 million, has been revised to $47 million to properly exclude impairments recognized prior to the adoption of ASC 842.

Maturities of lease liabilities as of September 30, 2019 are as follows:
Maturities of Lease Liabilities

September 30, 2019
(in millions)
Operating Leases:
2019	$53
2020	209
2021	195
2022	177
2023	161
Thereafter	211
Total lease payments	1,006
Less: Interest	(89)
Present value of lease liabilities	$917

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
During 2018, AXA Equitable Life entered into one additional operating real estate lease with an estimated total base rent of $11 million. This operating lease commenced in August 2019 with a lease term of 10 years.
The below table presents the Company’s weighted-average remaining operating lease term and weighted-average discount rate.
Weighted Averages - Remaining Operating Lease Term and Discount Rate

September 30, 2019
Weighted-average remaining operating lease term	6 years
Weighted-average discount rate for operating leases	3.32%

Supplemental cash flow information related to leases was as follows:

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Lease Liabilities Information

Nine Months Ended September 30, 2019
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$166
Non-cash transactions:
Leased assets obtained in exchange for new operating lease liabilities	$41

The following table presents the Company’s future minimum lease obligation under ASC 840 as of December 31, 2018:

December 31, 2018
Calendar Year	(in millions)
2019	$212
2020	$186
2021	$181
2022	$166
2023	$155
Thereafter	$293
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
Components of certain benefit costs, presented in Compensation and benefits in the consolidated statements of income (loss), for the Company were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Net Periodic Pension Expense (Qualified Plans):
Service cost	$2	$2	$6	$6
Interest cost	22	23	66	66
Expected return on assets	(37)	(40)	(114)	(123)
Actuarial (gain) loss	1	—	1	1
Net amortization	23	20	63	66
Partial settlement	—	4	—	105
Total	$11	$9	$22	$121

10)    INCOME TAXES
Income tax expense for the three and nine months ended September 30, 2019 and 2018 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods. During the second quarter of

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2019, the Company released a state income tax liability due to recently drafted regulations. The benefit recorded in the Company’s financial statements was $63 million.
11)    RELATED PARTY TRANSACTIONS
The Company’s significant transactions during the nine months ended September 30, 2019 with related parties are summarized below.
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
Commitment to Invest in Fund Sponsored by AXA Real Estate Investment Managers US LLC (“AXA REIM”)
AXA Equitable Life has an outstanding commitment as of September 30, 2019 to invest $15 million in a real estate private equity fund sponsored by AXA REIM.
12)    EQUITY
Dividends to Shareholders
Dividends declared per share of common stock were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Dividends declared per share of common stock	$0.15	$0.13	$0.43	$0.13
Share Repurchase
In January 2019, Holdings entered into an Accelerated Share Repurchase agreement (the “ASR”) with a third-party financial institution to repurchase an aggregate of $150 million of Holdings’ common stock. Pursuant to the ASR, Holdings made a prepayment of $150 million and received initial delivery of seven million shares. The ASR terminated during the first quarter of 2019, at which time an additional one million shares were delivered, at an average purchase price of $18.51 per share based on the volume-weighted average price of Holding’s common stock traded during the pricing period, less an agreed discount. Shares repurchased under the ASR were retired upon receipt resulting in a reduction of Holding’s total issued shares as of September 30, 2019.
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
On March 25, 2019, AXA completed a secondary offering of 46 million shares of common stock of Holdings and the sale to Holdings of 30 million shares of common stock of Holdings. During August 2019, Holdings repurchased an additional two million shares of common stock of Holdings from the open market. Following the completion of the share buybacks by Holdings, and other subsequent repurchases as of September 30, 2019, Holdings had approximately $163 million remaining under its share repurchase program authorization.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accumulated Other Comprehensive Income (Loss)
AOCI represents cumulative gains (losses) on items that are not reflected in Net income (loss). The balances as of September 30, 2019 and 2018 follow:

	September 30,
	2019	2018
	(in millions)
Unrealized gains (losses) on investments (1)	$2,380	$(848)
Defined benefit pension plans	(883)	(752)
Foreign currency translation adjustments (1)	(74)	(32)
Total accumulated other comprehensive income (loss)	1,423	(1,632)
Less: Accumulated other comprehensive income (loss) attributable to noncontrolling interest	(45)	(37)
Accumulated other comprehensive income (loss) attributable to Holdings	$1,468	$(1,595)
______________

(1)	A reclassification of $7 million has been made to the September 30, 2018 previously reported balances to conform to the current period’s presentation.
The components of OCI, net of taxes for the three and nine months ended September 30, 2019 and 2018 follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	1,279	(446)	$4,002	$(2,064)
(Gains) losses reclassified to Net income (loss) during the period (1)	(158)	29	(153)	(43)
Net unrealized gains (losses) on investments	1,121	(417)	3,849	(2,107)
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other (2)	(540)	56	(1,065)	435
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $155, $(96), $735 and $(444))	581	(361)	2,784	(1,672)
Change in defined benefit plans:
Reclassification to Net income (loss) of amortization of net prior service credit included in net periodic cost	18	68	85	202
Change in defined benefit plans (net of deferred income tax expense (benefit) of $8, $18, $25 and $54)	18	68	85	202
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period (2)	(12)	9	(12)	(2)
Foreign currency translation adjustment	(12)	9	(12)	(2)
Total other comprehensive income (loss), net of income taxes	587	(284)	2,857	(1,472)
Less: Other comprehensive income (loss) attributable to noncontrolling interest	(5)	—	(7)	15
Other comprehensive income (loss) attributable to Holdings	$592	$(284)	$2,864	$(1,487)
______________

(1)
See “Reclassification adjustments” in Note 3. Reclassification amounts presented net of income tax expense (benefit) of $(42) million, $8 million, $(41) million and $(11) million for the three and nine months ended September 30, 2019 and 2018, respectively.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	A reclassification of $1 million and $2 million has been made to the previously reported amounts for the three and nine months ended September 30, 2018 to conform to the current period’s presentation.
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
13)    REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Balance, beginning of period	$257	$146	$187	$626
Net earnings (loss) attributable to redeemable noncontrolling interests	7	(12)	26	22
Purchase/change of redeemable noncontrolling interests	74	9	125	(505)
Balance, end of period	$338	$143	$338	$143
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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

certain of the Company’s litigation or regulatory matters, or liabilities arising from other loss contingencies, could, from time to time, have a material adverse effect upon the Company’s results of operations or cash flows in a particular quarterly or annual period.
For some matters where a loss is reasonably possible, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2019, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $100 million.
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
In February 2016, a lawsuit was filed in the United States District Court for the Southern District of New York entitled Brach Family Foundation, Inc. v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action brought on behalf of all owners of universal life (“UL”) policies subject to AXA Equitable Life’s COI rate increase. In early 2016, AXA Equitable Life raised COI rates for certain UL policies issued between 2004 and 2007, which had both issue ages 70 and above and a current face value amount of $1 million and above. A second putative class action was filed in Arizona in 2017 and consolidated with the Brach matter. The current consolidated amended class action complaint alleges the following claims: breach of contract; misrepresentations by AXA Equitable Life in violation of Section 4226 of the New York Insurance Law; violations of New York General Business Law Section 349; and violations of the California Unfair Competition Law, and the California Elder Abuse Statute. Plaintiffs seek: (a) compensatory damages, costs, and, pre- and post-judgment interest; (b) with respect to their claim concerning Section 4226, a penalty in the amount of premiums paid by the plaintiffs and the putative class; and (c) injunctive relief and attorneys’ fees in connection with their statutory claims. Five other federal actions challenging the COI rate increase are also pending against AXA Equitable Life and have been coordinated with the Brach action for the purposes of pre-trial activities. They contain allegations similar to those in the Brach action as well as additional allegations for violations of various states’ consumer protection statutes and common law fraud. Three actions are also pending against AXA Equitable Life in New York state court. AXA Equitable Life is vigorously defending each of these matters.
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
Change in FHLBNY Funding Agreements during the Nine Months Ended September 30, 2019

	Outstanding Balance at December 31, 2018	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Outstanding Balance at September 30, 2019
	(in millions)
Short-term funding agreements:
Due in one year or less	$1,640	$17,080	$14,570	$58	$4,208
Long-term funding agreements:
Due in years two through five	1,569	—	—	(58)	1,511
Due in more than five years	781	—	—	—	781
Total long-term funding agreements	2,350	—	—	(58)	2,292
Total funding agreements (1)	$3,990	$17,080	$14,570	$—	$6,500
______________

(1)
The $10 million and $12 million difference between the funding agreements carrying values shown in Note 7 in the Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed table at September 30, 2019 and December 31, 2018, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements’ borrowing rates.

Credit Facilities
Holdings has a $2.5 billion five-year senior unsecured revolving credit facility with a syndicate of banks. The revolving credit facility has a sub-limit of $1.5 billion for letters of credit issued to support the Company’s life insurance business reinsured by EQ AZ Life Re and to support the third-party GMxB variable annuity business retroceded to CS Life RE. As of September 30, 2019, $125 million and $600 million of undrawn letters of credit have been issued out of the $1.5 billion sub-limit for ACS Life and AXA Equitable Life, respectively, as beneficiaries.
In addition to the letters of credit issued under the $2.5 billion revolving credit facility, as of September 30, 2019, $1.9 billion of undrawn letters of credit have been issued related to reinsurance assumed by EQ AZ Life Re from AXA Equitable Life, USFL and MLOA.
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

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Commitments
The Company had $946 million (including $316 million with affiliates) and $179 million of commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively, at September 30, 2019.
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
Operating earnings is calculated by adjusting each segment’s Net income (loss) attributable to Holdings for the following items:

•
Items related to variable annuity product features, which include certain changes in the fair value of the derivatives and other securities we use to hedge these features, the effect of benefit ratio unlock adjustments and changes in the fair value of the embedded derivatives reflected within variable annuity products’ net derivative results and the impact of these items on DAC amortization on our SCS product;

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Revenues derived from any customer did not exceed 10% of revenues for the three and nine months ended September 30, 2019 and 2018.
The table below presents Operating earnings (loss) by segment and Corporate and Other and a reconciliation to Net income (loss) attributable to Holdings for the three and nine months ended September 30, 2019 and 2018, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Net income (loss) attributable to Holdings	$(384)	$(496)	$(796)	$(118)
Adjustments related to:
Variable annuity product features (1)	1,444	1,403	3,184	1,829
Investment (gains) losses	(199)	36	(176)	(44)
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	24	24	72	182
Other adjustments (2)	78	51	207	229
Income tax expense (benefit) related to above adjustments (3)	(282)	(409)	(690)	(461)
Non-recurring tax items	(4)	84	(56)	45
Non-GAAP Operating Earnings (4)	$677	$693	$1,745	$1,662

Operating earnings (loss) by segment:
Individual Retirement (5)	$457	$434	$1,186	$1,207
Group Retirement	$104	$134	$280	$287
Investment Management and Research	$93	$96	$250	$274
Protection Solutions	$113	$137	$268	$160
Corporate and Other (6)	$(90)	$(108)	$(239)	$(266)
______________

(1)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, the adjustment related to Variable annuity product features for the three and nine months ended September 30, 2018 would have been $1.4 billion and $1.8 billion.

(2)	Other adjustments include separation costs of $39 million, $66 million, $121 million and $160 million for the three and nine months ended September 30, 2019 and 2018, respectively.

(3)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, the adjustment related to Income tax expense (benefit) related to above adjustments for the three and nine months ended September 30, 2018 would have been $(408) million and $(445) million.

(4)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Non-GAAP Operating Earnings for the three and nine months ended September 30, 2018 would have been $690 million and $1.6 billion.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(5)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Operating earnings for the three and nine months ended September 30, 2018 for the Individual Retirement segment would have been $431 million and $1.2 billion.

(6)	Includes interest expense and financing fees of $59 million, $65 million, $170 million and $171 million for the three and nine months ended September 30, 2019 and 2018, respectively.
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

The table below presents segment revenues for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Segment revenues:
Individual Retirement (1)	$1,186	$1,070	$3,266	$2,873
Group Retirement (1)	272	262	790	745
Investment Management and Research (2)	872	851	2,500	2,602
Protection Solutions (1)	803	775	2,477	2,379
Corporate and Other (1)	303	281	915	861
Adjustments related to:
Variable annuity product features	(612)	(2,125)	(2,251)	(2,539)
Investment gains (losses), net	199	(36)	176	44
Other adjustments to segment revenues	5	5	29	(42)
Total revenues	$3,028	$1,083	$7,902	$6,923
______________

(1)
Includes investment expenses charged by AB of $18 million, $13 million, $57 million and $49 million for the three and nine months ended September 30, 2019 and 2018 for services provided to the Company.

(2)
Inter-segment investment management and other fees of $26 million, $25 million, $77 million and $75 million for the three and nine months ended September 30, 2019 and 2018 are included in total revenues of the Investment Management and Research segment.

The table below presents Total assets by segment as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(in millions)
Total assets by segment:
Individual Retirement	$120,955	$105,532
Group Retirement	42,037	38,874
Investment Management and Research	10,043	10,294
Protection Solutions	45,557	44,633
Corporate and Other	26,054	21,464
Total assets	$244,646	$220,797

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

16)    EARNINGS PER SHARE
The following table presents the weighted-average shares outstanding, basic earnings per common share and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Weighted-average common shares outstanding:
Weighted-average common shares outstanding - basic	490.4	560.2	499.8	560.5
Effect of dilutive securities:
Employee share awards (1)	—	—	—	—
Weighted-average common shares outstanding - diluted (2)	490.4	560.2	499.8	560.5

Net income (loss):
Net income (loss)	$(316)	$(443)	$(595)	$155
Less: Net income (loss) attributable to the noncontrolling interest	68	53	201	273
Net income (loss) attributable to Holdings common shareholders	$(384)	$(496)	$(796)	$(118)

Earnings per common share:
Basic	$(0.78)	$(0.89)	$(1.59)	$(0.21)
Diluted	$(0.78)	$(0.89)	$(1.59)	$(0.21)
_____________

(1)	Calculated using the treasury stock method.

(2)
Shares in the diluted EPS calculation represent basic shares for the three and nine months ended September 30, 2019 and 2018 due to the net losses in these periods. The shares excluded from the calculation were 1.0 million and 0.5 million shares for the three months ended September 30, 2019 and 2018, respectively, and 0.8 million and 0.4 million shares for the nine months ended September 30, 2019 and 2018, respectively.

Shares of outstanding stock awards not included in the computation of diluted earnings per share because their effect was anti-dilutive totaled 4.6 million and 3.4 million for the three months ended September 30, 2019 and 2018, respectively, and 6.2 million and 3.4 million for the nine months ended September 30, 2019 and 2018, respectively.
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
Revisions of Prior Period Financial Statements
During the fourth quarter of 2018, the Company identified certain cash flows that were incorrectly classified in the Company’s consolidated statements of cash flows. The Company has determined that these misclassifications were not material to its financial statements of any period.

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The impact of items included in the following revision tables on the consolidated statement of cash flows for the nine months ended September 30, 2018 were corrected in the comparative consolidated statements of cash flows included herein for the nine months ended September 30, 2019 and 2018
Revision of Consolidated Financial Statements for the Nine Months Ended September 30, 2018
The following tables present line items of the consolidated statement of cash flows for the nine months ended September 30, 2018 that have been affected by the revisions. This information has been corrected from the information previously presented in the Company’s September 30, 2018 Form 10-Q. For these items, the tables detail the amounts as previously reported and the impact upon those line items due to the reclassifications to conform to the current presentation, revisions and the amounts as currently revised. Prior period amounts have been reclassified to conform to current period presentation, where applicable, and are summarized in the accompanying tables. Tables for the other consolidated financial statements as of or for the three and nine months ended September 30, 2018 are not presented as these revisions were already reflected in the Company’s September 30, 2018 Form 10-Q.

	Nine Months Ended September 30, 2018
	As Pre-viously Reported	Presentation Reclassifi-cations	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Cash Flows:
Cash flows from operating activities:
Adjustments to reconcile Net income (loss) to Net cash provided by (used in) operating activities:
Amortization of deferred sales commission	$17	$(17)	$—	$—	$—
Amortization and depreciation	(57)	210	153	—	153
Amortization of deferred cost of reinsurance asset	18	(18)	—	—	—
Distributions from joint ventures and limited partnerships	63	(63)	—	—	—
Equity (income) loss from limited partnerships	—	(82)	(82)	—	(82)
Changes in:
Reinsurance recoverable	92	—	92	(2)	90
Capitalization of DAC	(338)	(174)	(512)	—	(512)
Future policy benefits	(620)	—	(620)	(44)	(664)
Current and deferred income taxes	249	—	249	(56)	193
Other, net	(139)	144	5	—	5
Net cash provided by (used in) operating activities	$(33)	$—	$(33)	$(102)	$(135)
Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Real estate joint ventures	$—	$139	$139	$—	$139
Other	335	(139)	196	—	196
Cash settlements related to derivative instruments	(609)	—	(609)	(668)	(1,277)
Other, net	319	—	319	(5)	314
Net cash provided by (used in) investing activities	$(1,056)	$—	$(1,056)	$(673)	$(1,729)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$8,372	$—	$8,372	$(1,719)	$6,653
Withdrawals	(4,170)	—	(4,170)	846	(3,324)
Transfers (to) from Separate Accounts	(335)	—	(335)	1,648	1,313
Net cash provided by (used in) financing activities	$1,061	$—	$1,061	$775	$1,836

AXA EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

18)    SUBSEQUENT EVENTS
Cash Dividend Declared
On November 6, 2019, Holdings’ Board of Directors declared a cash dividend on Holdings’ common stock of $0.15 per share, payable on November 25, 2019, to shareholders of record as of November 18, 2019. The payment of any future dividends will be at the discretion of Holdings’ Board of Directors and will depend on our financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by Holdings’ insurance subsidiaries and other factors deemed relevant by the Board.
Share Repurchase Program
On November 6, 2019, Holdings’ Board of Directors authorized a new share repurchase program. Under this authorization, Holdings may, from time to time through December 31, 2020, purchase up to $400 million of its common stock through various means. Holdings may choose to suspend or discontinue the repurchase program at any time. The repurchase program does not obligate Holdings to purchase any particular number of shares. Holdings has approximately $163 million outstanding under its previously authorized share repurchase program.

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
Policyholders’ benefits are driven primarily by mortality, customer withdrawals, and benefits which change in response to changes in capital market conditions. In addition, some of our policyholders’ benefits are directly tied to the AV and benefit base of our variable annuity products. Interest credited to policyholders varies in relation to the amount of the underlying AV or benefit base. Sales commissions and compensation paid to intermediaries and advisors vary in relation to premium and fee income generated from these sources, whereas compensation and benefits to our employees are more constant and impacted by market wages and decline with increases in efficiency. Our ability to manage these expenses across various economic cycles and products is critical to the profitability of our company.
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

Effect of Assumption Updates on Operating Results
During the third quarter 2019, we conducted our annual review of the assumptions underlying the valuation of DAC, deferred sales inducement assets, unearned revenue liabilities, liabilities for future policyholder benefits and embedded derivatives for our Individual Retirement, Group Retirement, and Protection Solution segments (assumption reviews are not relevant for the Investment Management and Research segment). Assumptions are based on a combination of Company experience, industry experience, management actions and expert judgment and reflect our best estimate as of the date of the applicable financial statements. As a result of this review, some assumptions were updated, resulting in increases and decreases in the carrying values of these product liabilities and assets.
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
Assumption Updates and Model Changes
We conduct our annual review of our assumptions and models during the third quarter of each year.
Impact of Assumption Updates and Model Changes on Income from Continuing Operations before income taxes and Net income (loss)
The table below presents the impact of our actuarial assumption updates during the third quarter of 2019 and 2018 to our Income (loss) from continuing operations, before income taxes and Net income (loss). There was no material impact from model changes during the third quarter of 2019 and 2018 to our Income (loss) from continuing operations, before income taxes or Net income (loss).

	Nine Months Ended September 30, (1)
	2019	2018
	(in millions)
Impact of assumption updates on Net income (loss):
Variable annuity product features related assumption updates	$(1,467)	$(366)
All other assumption updates	76	206
Impact of assumption updates on Income (loss) from continuing operations, before income tax	(1,391)	(160)
Income tax (expense) benefit on assumption updates	292	29
Net income (loss) impact of assumption updates	$(1,099)	$(131)
______________

(1)	As we only update our assumptions and make model changes annually, the amounts for the three months and the nine months ended September 30 of each year presented are the same.
2019 Assumption Updates
The impact of assumption updates in the third quarter of 2019 was a decrease of $1.4 billion to Income (loss) from continuing operations, before income taxes and a decrease to Net income (loss) of $1.1 billion. This includes a $1.5 billion unfavorable impact on the reserves for our Variable annuity product features as a result of unfavorable updates to our: (i) interest rate assumptions; and (ii) policyholder behavior, primarily lapse and withdrawal assumptions, further magnified by low interest rates.
The net impact of these assumption updates on Income (loss) from continuing operations, before income taxes of $1.4 billion consisted of an increase in Policy charges and fee income of $3 million, an increase in Policyholders’ benefits of

$875 million, an increase in Net derivative losses of $578 million, a decrease in Interest credited to policyholders’ account balances of $13 million and a decrease in the Amortization of DAC of $46 million.
2018 Assumption Updates
The impact of assumption updates in the third quarter of 2018 was a decrease of $160 million to Income (loss) from continuing operations, before income taxes and a decrease to Net income (loss) of $131 million. This includes a $366 million unfavorable impact on the reserves for our Variable annuity product features as a result of unfavorable updates to policyholder behavior, primarily annuitization assumptions, partially offset by favorable updates to economic assumptions.
The net impact of these assumption updates on Income (loss) from continuing operations, before income taxes of $160 million consisted of a decrease in Policy charges and fee income of $24 million, a decrease in Policyholders’ benefits of $673 million, an increase in Net derivative losses of $1.1 billion and a decrease in the Amortization of DAC of $286 million.
Impact of Assumption Updates and Model Changes on Pre-tax Non-GAAP Operating Earnings
The table below presents the impact of our actuarial assumption updates during the third quarter of 2019 and 2018 on segment revenues, benefits and other deductions, and Corporate and Other. There was no material impact from model changes during the third quarter of 2019 and 2018 on segment revenues, benefits and other deductions, and Corporate and Other.

	Nine Months Ended September 30, (1)
	2019	2018
	(in millions)
Impact of assumption updates by segment:
Individual Retirement	$104	$59
Group Retirement	3	43
Protection Solutions	(4)	107
Impact of assumption updates on Corporate and Other	(27)	(3)
Total impact on pre-tax Non-GAAP Operating Earnings	$76	$206
______________

(1)	As we only update our assumptions and make model changes annually, the amounts for the three months and the nine months ended September 30 of each year presented are the same.
2019 Assumption Updates
The impact of our 2019 annual review on Non-GAAP Operating Earnings was favorable by $60 million, or $76 million before taking into consideration the tax impacts.

•	For the Individual Retirement segment, the impacts primarily reflect favorable updates to Amortization of DAC from lower lapse assumptions.

•	For the Group Retirement segment, the impacts primarily reflect a favorable update to maintenance expenses.

•	For the Protection Solutions segment, the results primarily reflect unfavorable updates to mortality and economic assumptions, partially offset by a favorable update to maintenance expenses.
Non-GAAP Operating Earnings excludes items related to Variable annuity product features, such as changes in the fair value of the embedded derivatives associated with the GMIBNLG liability and the effect of benefit ratio unlock adjustments. The net impact of assumption changes on Non-GAAP Operating Earnings in the third quarter of 2019 increased Policy charges and fee income by $3 million, decreased Policyholder’ benefits by $15 million, decreased Interest credited to policyholders’ account balances by $13 million and decreased Amortization of DAC by $46 million.
2018 Assumption Updates
The impact of our 2018 annual review on Non-GAAP Operating Earnings was favorable by $169 million, or $206 million before taking into consideration the tax impacts.

•	For the Individual Retirement segment, the impacts primarily reflect favorable updates to Amortization of DAC from primarily lower annuitization assumptions and other policyholder behavior updates.

•	For the Group Retirement segment, the impacts primarily reflect a favorable update reflecting lower withdrawal rates.

•
For the Protection Solutions segment, the results primarily reflect favorable updates to surrender rates, expenses and general account investment yields, partially offset by an increase in mortality assumptions. As a result of these changes, the variable and interest sensitive products in the Protection Solutions segment are no longer in loss recognition.

Non-GAAP Operating Earnings excludes items related to Variable annuity product features, such as changes in the fair value of the embedded derivatives associated with the GMIBNLG liability and the effect of benefit ratio unlock adjustments. The net impact of assumption changes on Non-GAAP Operating Earnings in the third quarter of 2018 decreased Policy charges and fee income by $24 million, increased Policyholder’ benefits by $56 million and decreased Amortization of DAC by $286 million.
Macroeconomic and Industry Trends
Our business and consolidated results of operations are significantly affected by economic conditions and consumer confidence, conditions in the global capital markets and the interest rate environment.
Financial and Economic Environment
A wide variety of factors continue to impact global financial and economic conditions. These factors include, among others, concerns over economic growth in the United States, continued low interest rates including following the sharp decline in the second quarter of 2019, falling unemployment rates, the U.S. Federal Reserve’s potential plans to lower short-term interest rates, fluctuations in the strength of the U.S. dollar, the uncertainty created by what actions the current administration may pursue, concerns over global trade wars, changes in tax policy, global economic factors including programs by the European Central Bank and the United Kingdom’s vote to exit from the European Union and other geopolitical issues. Additionally, many of the products and solutions we sell are tax-advantaged or tax-deferred. If U.S. tax laws were to change, such that our products and solutions are no longer tax-advantaged or tax-deferred, demand for our products could materially decrease.
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
For a discussion on derivatives we used to hedge interest rates, see Note 4 of the Notes to the Consolidated Financial Statements.
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

•
National Association of Insurance Commissioners (“NAIC”). In 2015, the NAIC Financial Condition (E) Committee established a working group to study and address, as appropriate, regulatory issues resulting from variable annuity captive reinsurance transactions, including reforms that would improve the current statutory reserve and RBC framework for insurance companies that sell variable annuity products. In August 2018, the NAIC adopted the new framework developed and proposed by this working group. Following its referral to various NAIC committees to develop the full implementation details, the new framework becomes operational in January 2020, unless adopted earlier. Among other changes, the new framework includes new prescriptions for reflecting hedge effectiveness, investment returns, interest rates, mortality and policyholder behavior in calculating statutory reserves and RBC. Once effective, it is expected to materially change the level of variable annuity reserves and RBC requirements as well as their sensitivity to capital markets including interest rate, equity markets, volatility and credit spreads. Overall, we believe the NAIC reform has moved variable annuity capital standards towards an economic framework and is consistent with how we manage our business. The Company intends to adopt the NAIC reserve and capital framework for the year ended December 31, 2019. However, the New York State Department of Financial Services (“NYDFS”) recently proposed a rule for adoption that differs from the standards of the NAIC framework. The proposed rule requires reserves to be the greater of the NAIC standard or a revised version of the current NYDFS requirement for policies issued prior to January 1, 2020, and for policies issued after that date, it establishes a new standard that is more conservative than the NAIC standard. Other state insurance regulators may also propose and adopt standards different from the NAIC framework.

•
Fiduciary Rules/“Best Interest” Standards of Conduct. In the wake of the March 2018 federal appeals court decision to vacate the DOL Rule, the NAIC as well as state regulators are currently considering whether to apply an impartial conduct standard similar to the DOL Rule to recommendations made in connection with certain annuities and, in one case, to life insurance policies. For example, the NAIC is actively working on a proposal to raise the advice standard for annuity sales and in July 2018, the NYDFS issued a final version of Regulation 187 that adopts a “best interest” standard for recommendations regarding the sale of life insurance and annuity products in New York. Regulation 187 took effect on August 1, 2019 with respect to annuity sales and will take effect on February 1, 2020 for life insurance sales and is applicable to sales of life insurance and annuity products in New York. In November 2018, the primary agent groups in New York launched a legal challenge against the NYDFS over the adoption of Regulation 187. In July 2019, the New York State Supreme Court dismissed the plaintiff’s legal challenge, and upheld the NYDFS’s authority to extend the rule to life insurance products. A notice of appeal was filed in September 2019. We have developed our compliance framework for Regulation 187 with respect to annuity sales and are assessing the impact it may have on our life insurance business. In addition, state regulators and legislatures in Nevada, New Jersey and Maryland have proposed measures that would make broker-dealers, sales agents, and investment advisers and their representatives to be subject to a fiduciary duty when providing products and services to customers, including pension plans and IRAs. Beyond the New York regulation, the likelihood of enactment of any such state-based regulation is uncertain at this time, but if implemented, these regulations could have adverse effects on our business and consolidated results of operations.

•
In June 2019, the SEC released a set of rules that, among other things, enhance the existing standard of conduct for broker-dealers to require them to act in the best interest of their clients “Regulation Best Interest”; clarify the nature of the fiduciary obligations owed by registered investment advisers to their clients; impose new disclosure requirements aimed at ensuring investors understand the nature of their relationship with their investment professionals; and restrict certain broker-dealers and their financial professionals from using the terms “adviser” or “advisor”. The effective date for compliance with these rules is June 30, 2020. Investment advisers to retail clients will also be required to file new Form CRS, providing disclosures about its standard of conduct and conflicts of interest, with the SEC and deliver copies of the Form CRS to its retail clients. The intent of these rules is to impose on broker-dealers an enhanced duty of care to their customers similar to that which applies to investment advisers under existing law. Two lawsuits, one by several states and the District of Columbia and the other by private firms, were filed in September 2019 and currently are pending, seeking to vacate Regulation Best Interest. We are monitoring these developments and evaluating the potential effect they may have on our business.

•
Derivatives Regulation. The amount of collateral we are required to pledge and the expenses we incur under our derivatives transactions are expected to increase as a result of the requirement to pledge initial margin for non-centrally cleared derivative transactions (“OTC” derivatives) entered into after the phase-in period, which will likely be applicable to us in September 2020 as a result of adoption by the Office of the Comptroller of the Currency (“OCC”), the Federal Reserve Board, the FDIC, the Farm Credit Administration, and the Federal Housing Finance Agency and the CFTC of final margin requirements for OTC derivatives. Also, in June and September 2019, the SEC adopted a set of rules that establish capital, margin and segregation requirements for security-based swaps and set recordkeeping and reporting requirements for security-based swap dealers, major security-based swap participants and broker-dealers. The rules are part of the larger regulatory framework that the SEC is establishing over non-bank security-based swap dealers (“SBSD’s”), non-bank major security-based swap dealers (“MSBSP’s”), and certain broker-dealers that are not SBSD’s that imposes registration, disqualification, recordkeeping and reporting requirements, and cross-border regulation. The compliance date for the new rules is 18 months after the adoption by the SEC of final rules on cross-border application of security-based swap requirements, which have been proposed and are pending. We are monitoring these developments and evaluating the potential effect these rules might have on our business.

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
We estimate that the aggregate amount of the total separation expenses described above will be between approximately $650 million and $700 million. Through September 30, 2019, a total of $431 million has been incurred, of which $39 million and $66 million was incurred in the three months ended September 30, 2019 and 2018, respectively, and $121 million and $160 million was incurred in the nine months ended September 30, 2019 and 2018, respectively.

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
Investment Management and Research Business
AB has announced that it will establish its corporate headquarters in, and relocate approximately 1,050 jobs located in the New York metro area to, Nashville, Tennessee. For more detail on the costs and expense savings AB expects to incur as a result of this relocation, see AB’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019.
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

Non-GAAP Operating Earnings equals our consolidated after-tax net income attributable to Holdings adjusted to eliminate the impact of the following items:

•
Items related to variable annuity product features, which include certain changes in the fair value of the derivatives and other securities we use to hedge these features, the effect of benefit ratio unlock adjustments and changes in the fair value of the embedded derivatives reflected within variable annuity products’ net derivative results and the impact of these items on DAC amortization on our SCS product;

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
The table below presents a reconciliation of Net income (loss) attributable to Holdings to Non-GAAP Operating Earnings for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Net income (loss) attributable to Holdings	$(384)	$(496)	$(796)	$(118)
Adjustments related to:
Variable annuity product features (1)	1,444	1,403	3,184	1,829
Investment (gains) losses	(199)	36	(176)	(44)
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	24	24	72	182
Other adjustments (2)	78	51	207	229
Income tax expense (benefit) related to above adjustments (3)	(282)	(409)	(690)	(461)
Non-recurring tax items	(4)	84	(56)	45
Non-GAAP Operating Earnings (4)	$677	$693	$1,745	$1,662
______________

(1)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, the adjustment related to Variable annuity product features for the three and nine months ended September 30, 2018 would have been $1.4 billion and $1.8 billion.

(2)	Other adjustments include separation costs of $39 million, $66 million, $121 million and $160 million for the three and nine months ended September 30, 2019 and 2018, respectively.

(3)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, the adjustment related to Income tax expense (benefit) related to above adjustments for the three and nine months ended September 30, 2018 would have been $(408) million and $(445) million.

(4)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Non-GAAP Operating Earnings for the three and nine months ended September 30, 2018 would have been $690 million and $1.6 billion.

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
The following table presents Return on Average equity attributable to Holdings, excluding AOCI and Non-GAAP Operating ROE for the trailing twelve months ended September 30, 2019.

Trailing Twelve Months Ended September 30, 2019
(in millions)
Net income attributable to Holdings	$1,142
Average equity attributable to Holdings, excluding AOCI	$14,088
Return on average equity attributable to Holdings, excluding AOCI	8.1%

Non-GAAP Operating Earnings (1)	$2,249
Average equity attributable to Holdings, excluding AOCI	$14,088
Non-GAAP Operating ROE (2)	16.0%
______________

(1)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Non-GAAP Operating Earnings for the trailing twelve months ended September 30, 2019 would have been $2.3 billion.

(2)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Non-GAAP Operating ROE for the trailing twelve months ended September 30, 2019 would have been 16.1%.

The following table presents Non-GAAP Operating ROC by segment for our Individual Retirement, Group Retirement and Protection Solutions segments for the trailing twelve months ended September 30, 2019.

	Trailing Twelve Months Ended September 30, 2019
	Individual Retirement	Group Retirement	Protection Solutions
	(in millions)
Operating earnings (1)	$1,534	$382	$305
Average capital (2)	$7,180	$1,310	$2,933
Non-GAAP Operating ROC (3)	21.4%	29.2%	10.4%
______________

(1)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Operating earnings for the trailing twelve months ended September 30, 2019 for the Individual Retirement segment would have been $1.5 billion.

(2)
For average capital amounts by segment, capital components pertaining directly to specific segments such as DAC along with targeted capital are directly attributed to these segments. Targeted capital for each segment is established using assumptions supporting statutory capital adequacy levels (including CTE98).

(3)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Non-GAAP Operating ROC for the trailing twelve months ended September 30, 2019 for the Individual Retirement segment would have been 21.5%.

Non-GAAP Operating Earnings Per Share
Non-GAAP Operating Earnings Per Share (“Non-GAAP EPS”) is calculated by dividing Non-GAAP Operating Earnings by diluted common shares outstanding. The following table sets forth Non-GAAP Operating EPS for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(per share amounts)
Net income (loss) attributable to Holdings (1)	$(0.78)	$(0.89)	$(1.59)	$(0.21)
Adjustments related to:
Variable annuity product features (2)	2.94	2.50	6.36	3.26
Investment (gains) losses	(0.40)	0.06	(0.35)	(0.08)
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	0.05	0.04	0.14	0.32
Other adjustments (3)	0.15	0.10	0.42	0.41
Income tax expense (benefit) related to above adjustments (4)	(0.57)	(0.73)	(1.38)	(0.82)
Non-recurring tax items	(0.01)	0.15	(0.11)	0.08
Non-GAAP Operating Earnings (5)	$1.38	$1.23	$3.49	$2.96
______________

(1)
Due to reporting a net loss for the three and nine months ended September 30, 2019 and 2018, basic shares were used in the diluted GAAP EPS calculation as the use of diluted shares would have resulted in a lower loss per share.

(2)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, the adjustment related to Variable annuity product features for the three and nine months ended September 30, 2018 would have been $2.49 and $3.13.

(3)	“Other adjustments” includes separation costs of $0.08, $0.12, $0.24 and $0.29, for the three and nine months ended September 30, 2019 and 2018, respectively.

(4)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, the adjustment related to Income tax expense (benefit) related to above adjustments for the three and nine months ended September 30, 2018 would have been $(0.73) and $(0.79).

(5)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Non-GAAP Operating Earnings for the three and nine months ended September 30, 2018 would have been $1.22 and $2.86.

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
The reclassification adjustments for the three and nine months ended September 30, 2018 are presented in the tables below. Capitalization of DAC reclassified to Compensation and benefits, Commissions and distribution-related payments, and Other operating costs and expenses reduced the amounts previously reported in those expense line items, whereas the capitalization of DAC reclassified from the Amortization of DAC line item increases that expense line item.

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
	Individual Retirement	Group Retirement	Protection Solutions	Consoli-dated	Individual Retirement	Group Retirement	Protection Solutions	Consoli-dated
	(in millions)
Reductions to expense line items:
Commissions and distribution-related payments	$89	$13	$36	$139	$242	$42	$106	$390
Compensation and benefits and other operating costs and expenses	18	8	15	41	53	23	46	122
Total reductions	$107	$21	$51	$180	$295	$65	$152	$512

Increase to expense line item:
Amortization of deferred policy acquisition costs	$107	$21	$51	$180	$295	$65	$152	$512

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
Ownership and Consolidation of AllianceBernstein
Our indirect, wholly owned subsidiary, AllianceBernstein Corporation, is the General Partner of AB. Accordingly, AB is consolidated in our financial statements, and its results are fully reflected in our consolidated financial statements. Our blended economic interest in AB was approximately 65% during both the three and nine months of 2019 and approximately 65% and 57% during the three and nine months of 2018, respectively.

Effective Tax Rates
For interim reporting periods, we calculate income tax expense using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur.
Consolidated Results of Operations
The following table summarizes our consolidated statements of income (loss) for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$929	$951	$2,801	$2,881
Premiums	284	269	847	823
Net derivative gains (losses)	(451)	(2,006)	(2,317)	(2,288)
Net investment income (loss)	824	681	2,815	1,868
Investment gains (losses), net:
Total other-than-temporary impairment losses	—	(4)	—	(4)
Other investment gains (losses), net	199	(31)	176	49
Total investment gains (losses), net	199	(35)	176	45
Investment management and service fees	1,101	1,088	3,172	3,218
Other income	142	135	408	376
Total revenues	3,028	1,083	7,902	6,923

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	1,757	318	3,533	1,812
Interest credited to policyholders’ account balances	304	278	922	817
Compensation and benefits	502	507	1,523	1,606
Commissions and distribution-related payments	317	286	905	864
Interest expense	54	65	167	171
Amortization of deferred policy acquisition costs	85	(183)	460	174
Other operating costs and expenses	449	430	1,315	1,347
Total benefits and other deductions	3,468	1,701	8,825	6,791
Income (loss) from continuing operations, before income taxes	(440)	(618)	(923)	132
Income tax (expense) benefit	124	175	328	23
Net income (loss)	(316)	(443)	(595)	155
Less: Net income (loss) attributable to the noncontrolling interest	68	53	201	273
Net income (loss) attributable to Holdings	$(384)	$(496)	$(796)	$(118)

EARNINGS PER SHARE
Earnings per share - Common stock:
Basic	$(0.78)	$(0.89)	$(1.59)	$(0.21)
Diluted	$(0.78)	$(0.89)	$(1.59)	$(0.21)
Weighted-average common shares outstanding:
Basic	490.4	560.2	499.8	560.5
Diluted	490.4	560.2	499.8	560.5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Non-GAAP Operating Earnings (1)	$677	$693	$1,745	$1,662
______________

(1)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Non-GAAP Operating Earnings for the three and nine months ended September 30, 2018 would have been $690 million and $1.6 billion, respectively.

The following table summarizes our Non-GAAP Operating EPS for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(earnings per share amounts)
Non-GAAP Operating EPS - common stock:
Basic (1)	$1.38	$1.24	$3.49	$2.96
Diluted (2)	$1.38	$1.23	$3.49	$2.96
______________

(1)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Non-GAAP Operating EPS - common stock, basic for the three and nine months ended September 30, 2018 would have been $1.22 and $2.86, respectively.

(2)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Non-GAAP Operating EPS - common stock, diluted for the three and nine months ended September 30, 2018 would have been $1.22 and $2.86, respectively.

The following discussion compares the results for the three and nine months ended September 30, 2019 to the results for the three and nine months ended September 30, 2018.
Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
Net Income Attributable to Holdings
Net loss attributable to Holdings decreased by $112 million, to a net loss of $384 million for the three months ended September 30, 2019 from a net loss of $496 million for the three months ended September 30, 2018, primarily driven by the following notable items:

•
Net derivative losses decreased by $1.6 billion mainly due to higher income from freestanding derivatives reflecting lower interest rates. This was partially offset by a higher increase in the fair value of the GMIBNLG liability reflecting lower interest rates, which was partially offset by a lower increase in the liability as a result of assumption updates (a $578 million and $1.1 billion unfavorable impact of assumption updates in 2019 and 2018, respectively).

•	Net investment gains increased by $234 million mainly due to gains on sales of available-for-sale fixed maturities as a result of rebalancing of our U.S. Treasury portfolio.

•	Net investment income increased by $143 million mainly due higher balances supporting our SCS product and our General Account portfolio optimization.

•
Revenue from fees and related items (“fee-type revenue”), including Policy charges and fee income, Premiums, Investment Management service fees and Other income, increased by $13 million mainly driven by an increase in our Investment Management and Research and Protection Solutions segments partially offset by a decrease in our Individual Retirement segment. The increase in our Investment Management and Research segment was primarily due higher base fees and distribution revenues which primarily resulted from an increase in average AUM partially offset by lower performance-based fees and lower Bernstein Research Services revenues. The increase in our Protection Solutions segment was primarily due to higher premiums from our employee benefits and term life products and a $3 million favorable impact of assumptions in 2019 compared to a $24 million unfavorable impact of assumption updates in 2018, partially offset by an inforce update that reduced our policy charges and fee income (offset in Amortization of DAC). The decrease in our Individual Retirement segment was primarily due to lower average Separate Accounts AV.

•	Interest expense decreased by $11 million due to the absence of interest expense on repurchase agreements in third quarter 2019.
Partially offsetting this increase were the following notable items:

•
Policyholders’ benefits increased by $1.4 billion mainly due to the impact of assumption updates in our Individual Retirement segment (the $890 million impact of unfavorable assumption updates in 2019 compared to the $731 million impact of favorable assumption updates in 2018). The increase in our Individual Retirement segment was partially offset by a decrease in our Protection Solutions segment mainly driven by the $42 million favorable impact of assumption updates in 2019 compared to the $53 million unfavorable impact of assumption updates in 2018, combined with improved mortality experience and a reserve adjustment on our disability deduction waiver rider reserves.

•
Amortization of DAC increased by $268 million mainly due to higher amortization in our Protection Solutions, Group Retirement and Individual Retirement segments. The higher amortization in our Protection Solutions segment was mainly due to the $49 million unfavorable impact of assumption updates in 2019 compared to the $183 million favorable impact of assumption updates in 2018, partially offset by an inforce update that reduced the Amortization of DAC by $35 million (offset in Policy charges and fee income) in 2019. The higher amortization in our Group Retirement segment was primarily due to the less favorable impact of assumption updates ($3 million in 2019 compared to $43 million in 2018). The increase in our Individual Retirement segment is primarily driven by an inforce update for non-SCS products, partly offset by the higher favorable impact of assumption updates ($92 million in 2019 compared to $60 million in 2018).

•
Commissions and distribution-related payments increased by $31 million mainly driven by higher distribution-related payments in our Investment Management and Research segment and higher broker-dealer sales.

•
Interest credited to policyholders’ account balances increased by $26 million mainly driven by our Protection Solutions segment and Corporate and Other. The increase in our Protection Solutions segment mainly reflected an increase in Indexed Universal Life reserves due to new business. The increase in Corporate and Other reflected higher interest credited on funding agreements, due to higher balances.

•	Compensation, benefits and other operating expenses increased by $14 million mainly due to higher separation costs.

•	Income tax benefit decreased by $51 million mainly due to lower pre-tax losses.

•	Net income (loss) attributable to the noncontrolling interest increased by $15 million mainly due to higher income from consolidated VIEs.
See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding assumption updates.
Non-GAAP Operating Earnings
Non-GAAP Operating Earnings decreased by $16 million to $677 million during the three months ended September 30, 2019 from $693 million in the three months ended September 30, 2018. Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Non-GAAP Operating Earnings for the three months ended September 30, 2019 would have decreased $13 million from $690 million in the three months ended September 30, 2018. The following notable items were the primary drivers for the decrease in Non-GAAP Operating Earnings.

•
Amortization of DAC increased by $246 million mainly due to higher amortization in our Protection Solutions and Group Retirement segments. The higher amortization in our Protection Solutions segment was mainly due to the $49 million unfavorable impact of assumption updates in 2019 compared to the $183 million favorable impact of assumption updates in 2018, partially offset by an inforce update that reduced the Amortization of DAC by $35 million (offset in Policy charges and fee income) in 2019. The higher amortization in our Group Retirement segment was primarily due to the less favorable impact of assumption updates ($3 million in 2019 compared to $43 million in 2018). Had the treatment in our Non-GAAP Operating Earnings measure of the Amortization of DAC for SCS been modified starting in the first quarter of 2018, the SCS-related DAC amortization excluded from Non-GAAP Operating Earnings would have been $4 million lower, decreasing Non-GAAP Operating Earnings.

•
Commissions and distribution-related payments increased by $31 million mainly driven by higher distribution-related payments in our Investment Management and Research segment and higher broker-dealer sales.

•
Interest credited to policyholders’ account balances increased by $26 million mainly driven by our Protection Solutions segment and Corporate and Other. The increase in our Protection Solutions segment mainly reflected an increase in Indexed Universal Life reserves due to new business. The increase in Corporate and Other reflected higher interest credited on funding agreements, due to higher balances.

•
Income tax expense increased by $25 million mainly driven by higher pre-tax earnings partially offset by a lower effective tax rate. Had the treatment in our Non-GAAP Operating Earnings measure of the Amortization of DAC for SCS been modified starting in the first quarter of 2018, income tax benefit excluded from Non-GAAP Operating Earnings would have been $1 million lower.

Partially offsetting this decrease were the following notable items:

•	Net derivative gains increased by $109 million mainly due to a $106 million increase in our Individual Retirement segment primarily offsetting the impact of equity markets on our GMxB liabilities.

•
Policyholders’ benefits decreased by $107 million mainly due to our Protection Solutions segment resulting from the $42 million favorable impact of assumption updates in 2019 compared to the $53 million unfavorable impact of assumption updates in 2018, combined with improved mortality experience and a reserve adjustment on our disability deduction waiver rider reserves. The decrease in our Protection Solutions segment was partially offset by an increase in our Individual Retirement segment reflecting the impacts of equity markets (partially offset by an increase in Net derivatives gains).

•	Net investment income increased by $77 million mainly due to the positive impacts of higher asset balances.

•
Fee-type revenue increased by $11 million mainly driven by an increase in our Investment Management and Research and Protection Solutions segments partially offset by a decrease in our Individual Retirement segment. The increase in our Investment Management and Research segment was primarily due higher base fees and distribution revenues which primarily resulted from an increase in average AUM partially offset by lower performance-based fees and lower Bernstein Research Services revenues. The increase in our Protection Solutions segment was primarily due to higher premiums from our employee benefits and term life products and a $3 million favorable impact of assumptions in 2019 compared to a $24 million unfavorable impact of assumption updates in 2018, partially offset by an inforce update that reduced our policy charges and fee income (offset in Amortization of DAC). The decrease in our Individual Retirement segment was primarily due to lower average Separate Accounts AV.

See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding assumption updates.
Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
Net Income Attributable to Holdings
Net loss attributable to Holdings increased by $678 million, to a net loss of $796 million for the nine months ended September 30, 2019 from a net loss of $118 million for the nine months ended September 30, 2018, primarily driven by the following notable items:

•
Policyholders’ benefits increased by $1.7 billion mainly due to the impact of assumption updates in our Individual Retirement segment (the $890 million impact of unfavorable assumption updates in 2019 compared to the $731 million impact of favorable assumption updates in 2018) and the impacts of interest rates and equity markets. The increase in our Individual Retirement segment was partially offset by a decrease in our Protection Solutions segment mainly driven by the $42 million favorable impact of assumption updates in 2019 compared to the $53 million unfavorable impact of assumption updates in 2018, combined with a reserve adjustment on our disability deduction waiver rider reserves.

•
Amortization of DAC increased by $286 million mainly due to higher amortization in our Individual Retirement, Protection Solutions and Group Retirement segments. The higher amortization in our Individual Retirement segment was primarily due to the impact of interest rate and equity market movements on assets supporting our SCS block and higher amortization normal amortization partially offset by the higher favorable impact of assumption updates ($92 million in 2019 compared to $60 million in 2018). The higher amortization in our Protection Solutions segment was mainly due to the $49 million unfavorable impact of assumption updates in 2019 compared to the $183 million favorable impact of assumption updates in 2018 partially offset by the non-repeat of a $123 million DAC write-off as we exited loss recognition in the second quarter of 2018 and an inforce update that reduced the amortization of DAC by $35 million (offset in Policy charges and fee income) in 2019. The higher amortization in our Group segment was primarily due to the less favorable impact of assumption updates ($3 million in 2019 compared to $43 million in 2018).

•
Interest credited to policyholders’ account balances increased by $105 million mainly driven by our Protection Solutions and Individual Retirement segments and Corporate and Other. The increase in our Protection Solutions segment, mainly reflected an increase in Indexed Universal Life reserves due to new business, partially offset by higher Net derivative gains. The increase in our Individual Retirement segment was primarily driven by higher SCS AV due to new business growth partially offset by a $13 million favorable impact of assumption updates. The increase in Corporate and Other reflected higher interest credited on funding agreements, due to higher balances.

•
Fee-type revenue decreased by $70 million mainly driven by our Individual Retirement and Investment Management and Research segments. The decrease in the Individual Retirement segment was mainly due to lower average Separate Accounts AV in 2019 compared to 2018 as a result of a decline in equity markets in the fourth quarter of 2018. The decrease in our Investment Management and Research segment was primarily due to lower Bernstein Research Services revenues and lower performance-based fees.

•
Commissions and distribution-related payments increased by $41 million mainly driven by higher commission expense due to higher broker-dealer sales and higher distribution-related payments in our Investment Management and Research segment.

•
Net derivative losses increased by $29 million mainly due to increases in the fair value of the GMIBNLG liability reflecting the impacts lower interest rates partially offset by a lower increase in the liability as a result of assumption updates (a $578 million and $1.1 billion unfavorable impact of assumption updates in 2019 and 2018, respectively) and by higher income from freestanding derivatives reflecting lower interest rates.

Partially offsetting this decrease were the following notable items:

•
Net investment income increased by $947 million mainly due to a change in the market value of trading securities supporting our variable annuity products due to lower interest rates and higher investment income from higher asset balances and General Account investment portfolio optimization.

•	Net investment gains increased by $131 million primarily due to the rebalancing of our treasury portfolio partially offset by a real estate impairment in 2019.

•
Compensation, benefits and other operating expenses decreased by $115 million mainly due to the partial settlement of the employee pension plan in the first nine months of 2018 and lower separation costs.

•
Net income attributable to noncontrolling interest decreased by $72 million mainly due to lower AB Net income and from the increase in our ownership percentage of AB that reduced the noncontrolling interest's share of AB's Net income.

•
Income tax benefit increased by $305 million driven primarily by a pre-tax loss in the first nine months of 2019 compared to pre-tax income in the first nine months of 2018 and by a $63 million income tax benefit from the release of a state income tax liability in the nine months ended September 30, 2019.

See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding assumption updates.
Non-GAAP Operating Earnings
Non-GAAP Operating Earnings increased by $83 million to $1.7 billion during the nine months ended September 30, 2019 from $1.7 billion in the nine months ended September 30, 2018. Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Non-GAAP Operating Earnings for the nine months ended September 30, 2019 would have increased $140 million from $1.6 billion in the nine months ended September 30, 2018. The following notable items were the primary drivers for the increase in Non-GAAP Operating Earnings.

•
Net derivative gains increased by $353 million mainly due to a $377 million increase in our Individual Retirement segment primarily offsetting the impact of higher interest rates in the first nine months of 2018 in our GMxB liabilities.

•	Net investment income increased by $284 million mainly due to the positive impacts of higher asset balances, General Account investment portfolio optimization and higher seed money investment income.

•
Compensation, benefits and other operating costs and expenses decreased by $51 million mainly due to productivity initiatives, as well as a decrease in our Investment Management and Research segment driven by the non-recurrence of a $43 million expense related to the impact of adopting revenue recognition standard ASC 606 in 2018, partially offset by higher operating expenses.

•
Earnings attributable to the noncontrolling interest decreased by $86 million mainly in our Investment Management and Research segment due to lower AB Operating earnings and from the increase in our ownership percentage of AB that reduced the noncontrolling interest’s share of AB’s Operating earnings.

Partially offsetting this increase were the following notable items:

•
Policyholders’ benefits increased by $186 million mainly driven by our Individual Retirement segment partially offset by our Protection Solutions segment. The increase in our Individual Retirement segment, which was offset by an increase in Net derivatives gains, was primarily due to the favorable impact of higher interest rates in the first nine months of 2018. The assumption updates in the third quarter of 2018 reduced the impact of interest rates on GMxB policyholders’ benefits in the first nine months of 2019. The decrease in our Protection Solutions segment was mainly driven by the $42 million favorable impact of assumption updates in 2019 compared to the $53 million unfavorable impact of assumption updates in 2018, combined with a reserve adjustment on our disability deduction waiver rider reserves.

•
Amortization of DAC increased by $171 million mainly due to higher amortization in our Individual Retirement, Group Retirement and Protection Solutions segments. The increase in our Individual Retirement segment was primarily due to the impact of interest rate and equity market movements on assets supporting our SCS block in the first nine months of 2018 and higher baseline amortization, partially offset by the higher favorable impact of assumption updates ($92 million in 2019 compared to $60 million in 2018). The increase in our Group Retirement segment was primarily due to the less favorable impact of assumption updates ($3 million in 2019 compared to $43 million in 2018). The increase in our Protection Solutions segment was mainly due to the $49 million unfavorable impact of assumption updates in 2019 compared to the $183 million favorable impact of assumption updates in 2018 partially offset by the non-repeat of a $123 million DAC write-off as we exited loss recognition in the second quarter of 2018 and an inforce update that reduced the amortization of DAC by $35 million (offset in Policy charges and fee income) in 2019. Had the treatment in our Non-GAAP Operating Earnings measure of the Amortization of DAC for SCS been modified starting in the first quarter of 2018, the SCS-related DAC amortization excluded from Non-GAAP Operating Earnings would have been $73 million lower, decreasing Non-GAAP Operating Earnings.

•
Fee-type revenue decreased by $149 million mainly driven by our Investment Management and Research and Individual Retirement segments. The decrease in our Investment Management and Research segment was mainly due to lower performance-based fees, primarily due to the non-recurrence of a $78 million increase in revenues in the first nine months of 2018 from the impact of adopting revenue recognition standard ASC 606 in 2018 and lower Bernstein Research Services revenues. The decrease in our Individual Retirement segment was mainly due to lower average Separate Accounts AV in 2019 compared to 2018 as a result of the decline in equity markets in the fourth quarter of 2018.

•
Interest credited to policyholders’ account balances increased by $105 million mainly driven by our Protection Solutions and Individual Retirement segments and Corporate and Other. The increase in our Protection Solutions segment, mainly reflected an increase in Indexed Universal Life reserves due to new business, partially offset by higher Net derivative gains. The increase in our Individual Retirement segment was primarily driven by higher SCS AV due to new business growth partially offset by a $13 million favorable impact of assumption updates. The increase in Corporate and Other reflected higher interest credited on funding agreements, due to higher balances.

•
Commissions and distribution-related payments increased by $41 million mainly driven by higher commission expense due to higher broker-dealer sales and higher distribution-related payments in our Investment Management and Research segment.

•
Income tax expense increased by $31 million mainly driven by higher pre-tax earnings. Had we modified the treatment of the Amortization of DAC for SCS starting in the first quarter of 2018, the income tax benefit excluded from Non-GAAP Operating Earnings would have been $16 million lower.

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
The following table summarizes Operating earnings (loss) by segment and Corporate and Other for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Operating earnings (loss):
Individual Retirement (1)	$457	$434	$1,186	$1,207
Group Retirement	104	134	280	287
Investment Management and Research	93	96	250	274
Protection Solutions	113	137	268	160
Corporate and Other	(90)	(108)	(239)	(266)
Non-GAAP Operating Earnings (2)	$677	$693	$1,745	$1,662
______________

(1)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Operating earnings for the three and nine months ended September 30, 2018 for the Individual Retirement segment would have been $431 million and $1.2 billion, respectively.

(2)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Non-GAAP Operating Earnings for the three and nine months ended September 30, 2018 would have been $690 million and $1.6 billion, respectively.

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
The following table summarizes Operating earnings of our Individual Retirement segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Operating earnings (1)	$457	$434	$1,186	$1,207
______________

(1)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Operating earnings for the three and nine months ended September 30, 2018 for the Individual Retirement segment would have been $431 million and $1.2 billion, respectively.

Key components of Operating earnings are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
REVENUES
Policy charges, fee income and premiums	$538	$560	$1,560	$1,619
Net investment income	287	247	835	733
Net derivative gains (losses)	175	69	325	(52)
Investment management, service fees and other income	186	194	546	573
Segment revenues	$1,186	$1,070	$3,266	$2,873

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$391	$312	$926	$608
Interest credited to policyholders’ account balances	61	63	207	176
Commissions and distribution-related payments	72	78	209	221
Amortization of deferred policy acquisition costs (1)	10	5	168	99
Compensation, benefits and other operating costs and expenses	100	103	325	313
Interest expense and financing fees	—	—	—	—
Segment benefits and other deductions (2)	$634	$561	$1,835	$1,417
______________

(1)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Amortization of deferred policy acquisition costs for the three and nine months ended September 30, 2018 for the Individual Retirement segment would have been $9 million and $172 million, respectively.

(2)
Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Segment benefits and other deductions for the three and nine months ended September 30, 2018 for the Individual Retirement segment would have been $565 million and $1.5 billion, respectively.

The following table summarizes AV for our Individual Retirement segment as of the dates indicated:

	As of
	September 30, 2019	December 31, 2018
	(in millions)
AV
General Account	$24,409	$20,631
Separate Accounts	79,570	73,958
Total AV	$103,979	$94,589
The following table summarizes a roll-forward of AV for our Individual Retirement segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Balance as of beginning of period	$104,307	$103,113	$94,589	$103,423
Gross premiums	2,135	1,991	6,346	5,833
Surrenders, withdrawals and benefits	(2,258)	(2,249)	(6,649)	(6,702)
Net flows	(123)	(258)	(303)	(869)
Investment performance, interest credited and policy charges	(205)	2,889	10,151	3,190
Transfer to Corporate and Other (1)	—	—	(458)	—
Balance as of end of period	$103,979	$105,744	$103,979	$105,744
______________

(1)	Transfer to Corporate and Other represents the placement of an Individual Retirement product in run-off effective for the second quarter of 2019.
Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018 for the Individual Retirement Segment
Operating earnings
Operating earnings increased by $23 million to $457 million in the three months ended September 30, 2019 from $434 million in the three months ended September 30, 2018. Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Operating earnings for the three months ended September 30, 2019 would have increased $26 million from $431 million in the three months ended September 30, 2018. The following notable items were the primary drivers for the increase in Operating earnings.

•
Improvement in GMxB results of $41 million primarily due to higher fees, higher reinsurance ceded claims on our GMIB business and a non-repeat of a model update in the third quarter of 2018. GMxB results include Policy charges and fee income, Net derivative gains (losses) and Policyholders’ benefits.

•	Increase in Net investment income of $40 million mainly due to higher SCS AV due to new business growth.

•	Commissions and distribution-related payments decreased by $6 million primarily driven by lower asset balances.
The increase was partially offset by:

•	Fee-type revenue decreased by $31 million mainly due to lower average Separate Accounts AV.

•	Non-GMxB related Policyholders’ benefits increased by $13 million mainly due to a one-time reserve increase.

•
Amortization of DAC increased by $5 million, primarily driven by an inforce update for non-SCS products, partly offset by the higher favorable impact of assumption updates ($92 million in 2019 compared to $59 million in 2018). Had the treatment in our Operating earnings measure of the Amortization of DAC for SCS been modified starting in the first quarter of 2018, the SCS-related DAC amortization excluded from Operating earnings would have been $4 million lower.

•	Decrease in Interest credited to policyholders’ account balances of $2 million primarily driven by higher SCS AV due to new business growth offset by a favorable $13 million assumption update in 2019.

•
Increase in Income tax expense of $20 million driven by higher pre-tax earnings. Had the treatment in our Non-GAAP Operating Earnings measure of the Amortization of DAC for SCS been modified starting in the first quarter of 2018, income tax benefit excluded from Non-GAAP Operating Earnings would have been $1 million lower.

See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding assumption updates.
Net Flows and AV

•	The decrease in AV of $328 million during the three months ended September 30, 2019 and $1.8 billion from September 30, 2018 was mainly due to net outflows in our older fixed-rate GMxB block.

•	Net outflows of $123 million decreased by $135 million compared to 2018, driven by higher deposits in our current product offerings and lower surrenders in the Company’s older fixed-rate GMxB block.
Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018 for the Individual Retirement Segment
Operating earnings
Operating earnings decreased by $21 million to $1.2 billion in the first nine months of 2019 from $1.2 billion in the first nine months of 2018. Had we modified the treatment of the amortization of DAC for SCS starting in the first quarter of 2018, Operating earnings for the nine months ended September 30, 2019 would have increased $36 million from $1.2 billion in the nine months ended September 30, 2018. The following notable items were the primary drivers for the decrease in Operating earnings.

•	Fee-type revenue decreased by $87 million mainly due to lower average Separate Accounts AV in 2019 compared to 2018 as a result of the sharp decline in equity markets in the fourth quarter of 2018.

•
Increase in Amortization of DAC of $69 million, primarily due to the impact of interest rate and equity market movements on our SCS block in the first nine months of 2018 and higher normal amortization partially offset by the higher favorable impact of assumption updates ($92 million in 2019 compared to $60 million in 2018). Had the treatment in our Operating earnings measure of the Amortization of DAC for SCS been modified starting in the first quarter of 2018, the SCS-related DAC amortization excluded from Operating earnings would have been $73 million lower.

•
Increase in Interest credited to policyholders’ account balances of $31 million primarily driven by higher SCS AV due to new business growth partially offset by a $13 million favorable impact of assumption updates.

•	Compensation, benefits and other operating costs and expenses increased by $12 million primarily as expenses normalized in 2019 after a one-time release of a legal fee reserve in 2018.

•	Non-GMxB related Policyholders’ benefits increased by $11 million mainly due to a one-time reserve increase.
The decrease was partially offset by:

•	Increase in Net investment income of $102 million mainly due to higher SCS asset balances partially offset by lower investment income from assets supporting our GMxB products.

•
Improvement in GMxB results of $72 million primarily due to assumption updates in the third quarter of 2018. GMxB results include Policy charges and fee income, Net derivative gains (losses) and Policyholders’ benefits.

•	Commissions and distribution-related payments decreased by $12 million due to lower asset balances.
See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding assumption updates.
Net Flows and AV

•	The increase in AV of $9.4 billion during the nine months ended September 30, 2019 was due to higher equity markets partially offset by net outflows in our older fixed-rate GMxB block.

•	Net outflows of $303 million improved by $566 million compared to 2018, driven by higher deposits in our current product offerings and lower surrenders in the Company’s older fixed-rate GMxB block.
Group Retirement
The Group Retirement segment offers tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses.
The following table summarizes Operating earnings of our Group Retirement segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Operating earnings	$104	$134	$280	$287

Key components of Operating earnings are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
REVENUES
Policy charges, fee income and premiums	$72	$70	$206	$204
Net investment income	148	140	432	395
Net derivative gains (losses)	1	—	3	1
Investment management, service fees and other income	51	52	149	145
Segment revenues	$272	$262	$790	$745

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$—	$3	$1	$3
Interest credited to policyholders’ account balances	78	72	226	216
Commissions and distribution-related payments	9	8	30	30
Amortization of deferred policy acquisition costs	5	(35)	27	(18)
Compensation, benefits and other operating costs and expenses	54	56	168	169
Interest expense and financing fees	—	—	—	—
Segment benefits and other deductions	$146	$104	$452	$400
The following table summarizes AV for our Group Retirement segment as of the dates indicated:

	As of
	September 30, 2019	December 31, 2018
	(in millions)
AV
General Account	$12,018	$11,619
Separate Accounts	24,043	20,782
Total AV	$36,061	$32,401
The following table summarizes a roll-forward of AV for our Group Retirement segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Balance as of beginning of period	$36,057	$34,649	$32,401	$33,906
Gross premiums	770	744	2,520	2,466
Surrenders, withdrawals and benefits	(793)	(844)	(2,272)	(2,314)
Net flows	(23)	(100)	248	152
Investment performance, interest credited and policy charges	27	1,027	3,412	1,518
Balance as of end of period	$36,061	$35,576	$36,061	$35,576
Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018 for the Group Retirement Segment
Operating earnings
Operating earnings decreased by $30 million to $104 million in the three months ended September 30, 2019 from $134 million in the three months ended September 30, 2018 primarily attributable to the following:

•
Amortization of DAC increased by $40 million mainly due to the less favorable impact of assumption updates ($3 million in 2019 compared to $43 million in 2018). In 2019, we updated our maintenance expense assumption and in 2018 our assumption updates resulted from favorable lapse experience.

•	Increase in the total of Interest credited to policyholders’ account balances and Commissions and distribution-related payments of $7 million, primarily due to new business and AV growth.
The decrease was partially offset by the following:

•	Net investment income increased by $8 million due to higher asset balances.
See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding assumption updates.
Net Flows and AV

•
AV remained relatively flat during the three months ended September 30, 2019 as improved market performance was offset by net outflows. The $486 million increase from September 30, 2018 was primarily due to positive net inflows and higher equity market performance in 2019.

•	Net outflows of $23 million decreased by $77 million compared to 2018, driven by positive net inflows reflecting strong sales and client engagement and lower surrenders in our tax-exempt market.
Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018 for the Group Retirement Segment
Operating earnings
Operating earnings decreased by $7 million to $280 million for the first nine months of 2019 from $287 million in the first nine months of 2018.
The decrease is primarily attributable to the following:

•
Amortization of DAC increased by $45 million mainly due to the less favorable impact of assumption updates ($3 million in 2019 compared to $43 million in 2018). In 2019, we updated our maintenance expense assumption and in 2018 our assumption updates resulted from favorable lapse experience.

•	Interest credited to policyholders’ account balances increased by $10 million due to AV growth.
The decrease was partially offset by the following:

•	Net investment income increased by $37 million due to higher asset balances and our General Account investment portfolio optimization.

•	Increase in fee-type revenues of $6 million due to higher average Separate Accounts AV, reflecting higher equity markets and positive net flows.
See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding assumption updates.
Net Flows and AV

•	The increase in AV of $3.7 billion during the nine months ended September 30, 2019 was primarily due to higher equity market performance in 2019 and positive net flows.

•	Net inflows of $248 million improved by $96 million compared to 2018, driven by positive net inflows reflecting strong sales and client engagement and lower surrenders in our tax-exempt market.
Investment Management and Research
The Investment Management and Research segment provides diversified investment management, research and related services to a broad range of clients around the world. Operating earnings (loss), net of tax, presented here represents our blended economic interest in AB of approximately 65% during both the three and nine months of 2019 and approximately 65% and 57% during the three and nine months of 2018, respectively.

The following table summarizes Operating earnings of our Investment Management and Research segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Operating earnings	$93	$96	$250	$274
Key components of Operating earnings are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
REVENUES
Policy charges, fee income and premiums	$—	$—	$—	$—
Net investment income	5	7	44	14
Net derivative gains (losses)	—	(6)	(29)	(4)
Investment management, service fees and other income	867	850	2,485	2,592
Segment revenues	$872	$851	$2,500	$2,602

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$—	$—	$—	$—
Interest credited to policyholders’ account balances	—	—	—	—
Commissions and distribution-related payments	128	107	350	323
Amortization of deferred policy acquisition costs	—	—	—	—
Compensation, benefits and other operating costs and expenses	542	540	1,598	1,615
Interest expense and financing fees	2	2	9	6
Segment benefits and other deductions	$672	$649	$1,957	$1,944
Changes in AUM in the Investment Management and Research segment for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in billions)
Balance as of beginning of period	$580.8	$539.8	$516.4	554.5
Long-term flows:
Sales/new accounts	26.3	19.3	76.7	72.6
Redemptions/terminations	(18.6)	(13.3)	(52.8)	(67.9)
Cash flow/unreinvested dividends	0.4	(4.7)	(5.2)	(13.5)
Net long-term (outflows) inflows	8.1	1.3	18.7	(8.8)
AUM adjustment (1)	—	—	(0.9)	—
Market appreciation (depreciation)	3.5	9.3	58.2	4.7
Net change	11.6	10.6	76.0	(4.1)
Balance as of end of period	$592.4	$550.4	$592.4	$550.4
______________

(1)	Approximately $900 million of non-investment management fee earning taxable and tax-exempt money market assets were removed from assets under management during the second quarter of 2019.
Average AUM in the Investment Management and Research segment for the periods presented by distribution channel and investment services were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in billions)
Distribution Channel:
Institutions	$270.7	$256.6	$261.4	$261.1
Retail	218.5	194.0	206.1	193.4
Private Wealth Management	97.1	96.3	95.5	95.0
Total	$586.3	$546.9	$563.0	$549.5

Investment Service:
Equity Actively Managed	$160.3	$152.4	$154.8	$147.3
Equity Passively Managed (1)	57.1	55.3	55.6	54.3
Fixed Income Actively Managed – Taxable	246.9	225.5	234.7	233.4
Fixed Income Actively Managed – Tax-exempt	45.3	41.9	44.0	41.2
Fixed Income Passively Managed (1)	9.5	10.0	9.4	10.0
Other (2)	67.2	61.8	64.5	63.3
Total	$586.3	$546.9	$563.0	$549.5
______________

(1)	Includes index and enhanced index services.

(2)	Includes multi-asset solutions and services, and certain alternative investments.
Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018 for the Investment Management and Research Segment
Operating earnings
Operating earnings decreased by $3 million in the three months ended September 30, 2019 to $93 million from $96 million in the three months ended September 30, 2018 primarily attributable to the following:

•	Higher commissions and distribution-related payments of $21 million due to higher payments to financial intermediaries for distribution of AB mutual funds.

•	Income tax expense increased $8 million driven by a higher effective tax rate from restructuring of our AB ownership.
This decrease was partially offset by the following:

•
Increase in fee-type revenues of $17 million primarily due to higher base fees and distribution revenues which primarily resulted from an increase in average AUM partially offset by lower performance-based fees and lower Bernstein Research Services revenues.

•	Net derivative gains (losses) increased $6 million primarily due to derivative losses mainly offsetting the increase in Net investment income.

•	Earnings attributable to the noncontrolling interest decreased by $7 million due to lower AB Operating earnings.
Long-Term Net Flows and AUM

•
Total AUM as of September 30, 2019 was $592.4 billion, up $11.6 billion, or 2.0%, compared to June 30, 2019. The increase during the third quarter of 2019 was driven by net inflows of $8.1 billion (net inflows of $7.4 billion and $1.5 billion for Retail and Institutions, respectively, offset by Private Wealth Management net outflows of $0.8 billion) and market appreciation of $3.5 billion.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018 for the Investment Management and Research Segment
Operating earnings
Operating earnings decreased by $24 million in the first nine months of 2019 to $250 million from $274 million in the first nine months of 2018 primarily attributable to the following:

•
Decrease in fee-type revenues of $107 million mainly due lower performance-based fees, primarily due to the non-recurrence of a $78 million increase in revenues in the first nine months of 2018 from the impact of adopting revenue recognition standard ASC 606 in 2018 and lower Bernstein Research Services revenues.

•	Higher commissions and distribution-related payments of $27 million due to higher payments to financial intermediaries for distribution of AB mutual funds.

•	Net derivative gains (losses) decreased $25 million primarily due to derivative losses mainly offsetting the increase in Net investment income.
This decrease was partially offset by the following:

•	Increase in Net investment income of $30 million mainly offsetting the decrease in Net derivative gains (losses).

•
Compensation, benefits and other operating costs and expenses decreased $17 million primarily due to the non-recurrence of a $43 million expense related to the impact of adopting revenue recognition standard ASC 606 in the first nine months of 2018, partially offset by higher general and administrative expenses.

•
Earnings attributable to the noncontrolling interest decreased by $93 million due to lower AB Operating earnings and from the increase in our ownership percentage of AB that reduced the noncontrolling interests’ share of AB’s Operating earnings.

Long-Term Net Flows and AUM

•
Total AUM as of September 30, 2019 was $592.4 billion, up $42.0 billion, or 7.6%, compared to September 30, 2018. During the twelve months ended September 30, 2019 AUM increased as a result of market appreciation of $23.4 billion and net inflows of $19.5 billion (Retail net inflows of $19.3 billion, and Institutional net inflows of $2.1 billion, offset by net outflows of $1.9 billion for Private Wealth Management).

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
The following table summarizes Operating earnings (loss) of our Protection Solutions segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Operating earnings	$113	$137	$268	$160
Key components of Operating earnings (loss) are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
REVENUES
Policy charges, fee income and premiums	$503	$485	$1,575	$1,562
Net investment income	242	233	714	647
Net derivative gains (losses)	(1)	2	10	4
Investment management, service fees and other income	59	55	178	166
Segment revenues	$803	$775	$2,477	$2,379

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$355	$515	$1,226	$1,343
Interest credited to policyholders’ account balances	131	117	396	359
Commissions and distribution-related payments	41	30	122	101
Amortization of deferred policy acquisition costs	56	(141)	156	105
Compensation, benefits and other operating costs and expenses	84	89	254	279
Interest expense and financing fees	—	—	—	—
Segment benefits and other deductions	$667	$610	$2,154	$2,187
The following table summarizes Protection Solutions Reserves for our Protection Solutions segment as of the dates presented:

	As of
	September 30, 2019	December 31, 2018
	(in millions)
Protection Solutions Reserves (1)
General Account	$17,819	$17,562
Separate Accounts	12,804	11,393
Total Protection Solutions Reserves	$30,623	$28,955
______________

(1)	Does not include Protection Solutions Reserves for our Employee Benefits business as it is a start-up business and therefore has immaterial in-force policies.
The following table presents our in-force face amounts for the periods indicated, respectively, for our individual life insurance products:

	As of
	September 30, 2019	December 31, 2018
	(in billions)
In-force face amount by product: (1)
Universal Life (2)	$53.8	$55.9
Indexed Universal Life	24.9	22.9
Variable Universal Life (3)	126.8	127.3
Term	235.4	234.9
Whole Life	1.4	1.4
Total in-force face amount	$442.3	$442.4
______________

(1)	Includes individual life insurance and does not include Employee Benefits as it is a start-up business and therefore has immaterial in-force policies.

(2)	Universal Life includes Guaranteed Universal Life.

(3)	Variable Universal Life includes VL and COLI.
Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018 for the Protection Solutions Segment
Operating earnings
Operating earnings decreased by $24 million to $113 million in the three months ended September 30, 2019 from $137 million in the three months ended September 30, 2018 primarily attributable to the following:

•
Increase in Amortization of DAC of $197 million mainly due to the $49 million unfavorable impact of assumption updates in 2019 compared to the $183 million favorable impact of assumption updates in 2018, partially offset by an inforce update that reduced the Amortization of DAC by $35 million (offset in Policy charges and fee income) in 2019.

•	Interest credited to policyholders’ account balances increased $14 million primarily due to an increase in Indexed Universal Life reserves due to new business.

•	Increase in Commissions and distribution-related payments of $11 million due to higher non-proprietary products and employee benefits product sales.
This decrease was offset by the following:

•
Decrease in Policyholders’ benefits of $160 million mainly driven by the $42 million favorable impact of assumption updates in 2019 compared to the $53 million unfavorable impact of assumption updates in 2018, combined with improved mortality experience and a reserve adjustment on our disability deduction waiver rider reserves.

•
Fee-type revenue increased by $22 million primarily due to higher premiums from our employee benefits and term life products and a $3 million favorable impact of assumptions in 2019 compared to a $24 million unfavorable impact of assumption updates in 2018, partially offset by an inforce update that reduced our policy charges and fee income (offset in amortization of DAC).

•	Net investment income increased by $9 million primarily due to higher asset balances.

•	Compensation, benefits and other operating costs and expenses decreased by $5 million mainly due to productivity initiatives.

•	Income tax expense decreased $5 million driven by lower pre-tax earnings.
See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding assumption updates.
Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018 for the Protection Solutions Segment
Operating earnings
Operating earnings increased by $108 million to $268 million in the first nine months of 2019 from $160 million in the first nine months of 2018 primarily attributable to the following:

•
Decrease in Policyholders’ benefits of $117 million mainly driven by the $42 million favorable impact of assumption updates in 2019 compared to the $53 million unfavorable impact of assumption updates in 2018, combined with a reserve adjustment on our disability deduction waiver rider reserves.

•	Net investment income increased by $67 million primarily due to higher asset balances and the General Account investment portfolio optimization.

•	Compensation, benefits and other operating costs and expenses decreased by $25 million mainly due to an $11 million release of a litigation reserve and productivity initiatives.

•
Fee-type revenue increased by $25 million mainly due to higher term and employee benefits premiums, higher costs of insurance charges and a $3 million favorable impact of assumptions in 2019 compared to a $24 million unfavorable impact of assumption updates in 2018, partially offset by an inforce update that reduced our policy charges and fee income (offset in amortization of DAC).

•
Net derivative gains increased $6 million primarily attributable to our Indexed Universal Life hedging program, partially offset by the increase in Interest credited to policyholders’ account balances.

This increase was partially offset by the following:

•
Increase in Amortization of DAC of $51 million mainly due to the $49 million unfavorable impact of assumption updates in 2019 compared to the $183 million favorable impact of assumption updates in 2018 partially offset by the non-repeat of a $123 million DAC write-off as we exited loss recognition in the second quarter of 2018 and an inforce update that reduced the amortization of DAC by $35 million (offset in Policy charges and fee income) in 2019.

•
Interest credited to policyholders’ account balances increased $37 million primarily due to an increase in Indexed Universal Life reserves due to new business, partially offset by higher Net derivative gains.

•	Increase in Commissions and distribution-related payments of $21 million due to higher non-proprietary products and employee benefits product sales.

•	Income tax expense increased $23 million driven by higher pre-tax earnings.
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
The following table summarizes Operating earnings (loss) of Corporate and Other for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Operating earnings (loss)	$(90)	$(108)	$(239)	$(266)
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
As part of our asset and liability management strategies, we maintain a weighted-average duration for our General Account investment portfolio that is within an acceptable range of the estimated duration of our liabilities given our risk appetite and hedging programs. Our asset and liability management strategies are applied to portfolio duration groups within the General Account investment portfolio. For example, we maintain a “short duration” group comprised primarily of investment grade fixed maturity securities that are aligned with the duration of product liabilities with an average duration of less than six years (e.g., our SCS product). As of September 30, 2019 and December 31, 2018, 63% and 69% of the fixed maturities in the short duration group were rated NAIC 1, and 37% and 31% were rated NAIC 2, respectively. During the first quarter of 2019, new purchases from both new money flows and portfolio rebalancing activity were designated as available-for-sale (“AFS”) included in fixed maturities. The remaining trading securities in the short duration VA portfolio will be opportunistically rebalanced to AFS and shown with fixed maturities, which is consistent with other portfolios in our General Account. New AFS assets included in fixed maturities was $9.9 billion as of September 30, 2019.

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

	Three Months Ended September 30,
	2019		2018 (3)
	Yield	Amount (2)	Yield	Amount (2)
	(Dollars in millions)
Fixed Maturities:
Income (loss)	3.69%	$535	3.85%	$428
Ending assets		61,684		44,212
Mortgages:
Income (loss)	4.44%	135	4.30%	124
Ending assets		12,022		12,070
Real Estate Held for the Production of Income:
Interest expense and other	(2.64)%	(1)	(0.73)%	(1)
Ending assets		27		54
Other Equity Investments (1):
Income (loss)	8.01%	28	7.05%	23
Ending assets		1,461		1,325
Policy Loans:
Income (loss)	5.66%	53	5.41%	51
Ending assets		3,750		3,739
Cash and Short-Term Investments:
Income (loss)	(1.04)%	(7)	0.79%	9
Ending assets		2,071		3,788
Repurchase and Funding Agreements:
Interest expense and other		(27)		(27)
Ending assets (liabilities)		(6,510)		(4,891)
Total Invested Assets:
Income (loss)	3.94%	716	3.98%	607
Ending assets		74,505		60,297
Short Duration Fixed Maturities:
Income (loss)	3.33%	70	2.61%	85
Ending assets		8,030		14,084
Total:
Investment income (loss)	3.87%	786	3.75%	692
Less: Investment fees	(0.08)%	(16)	(0.09)%	(15)
Investment income, net	3.79%	$770	3.66%	$677
Ending Net Assets		$82,535		$74,381

	Nine Months Ended September 30,				Year Ended December 31, 2018 (2)
	2019		2018 (3)
	Yield	Amount (2)	Yield	Amount (2)
	(Dollars in millions)
Fixed Maturities:
Income (loss)	3.78%	$1,486	3.83%	$1,280	$1,732
Ending assets		61,684		44,212	46,447
Mortgages:
Income (loss)	4.37%	397	4.19%	362	494
Ending assets		12,022		12,070	11,835
Real Estate Held for the Production of Income:
Interest expense and other	(3.85)%	(2)	(4.35)%	(6)	(6)
Ending assets		27		54	52
Other Equity Investments (1):
Income (loss)	7.36%	75	8.69%	85	133
Ending assets		1,461		1,325	1,354
Policy Loans:
Income (loss)	5.57%	157	5.62%	159	215
Ending assets		3,750		3,739	3,779
Cash and Short-Term Investments:
Income (loss)	0.04%	1	0.72%	25	21
Ending assets		2,071		3,788	3,332
Repurchase and Funding Agreements:
Interest expense and other		(76)		(76)	(104)
Ending assets (liabilities)		(6,510)		(4,891)	(4,561)
Total Invested Assets:
Income (loss)	3.98%	2,038	3.99%	1,829	2,485
Ending assets		74,505		60,297	62,238
Short Duration Fixed Maturities:
Income (loss)	3.09%	251	2.37%	232	333
Ending assets		8,030		14,084	14,818
Total:
Investment income (loss)	3.86%	2,289	3.71%	2,061	2,818
Less: Investment fees	(0.08)%	(48)	(0.08)%	(44)	(62)
Investment income, net	3.78%	$2,241	3.63%	$2,017	$2,756
Ending Net Assets		$82,535		$74,381	$77,056
______________

(1)	Includes Other invested assets of $320 million, $169 million and $211 million as of September 30, 2019, September 30, 2018 and December 31, 2018 respectively.

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

(3)	Prior period amounts have been reclassified to conform to the current period’s presentation.
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
Fixed Maturities by Industry (1)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total (%)
	(in millions)
As of September 30, 2019:
Corporate Securities:
Finance	$11,388	$477	$7	$11,858	18%
Manufacturing	12,808	728	5	13,531	21%
Utilities	5,074	336	3	5,407	8%
Services	6,563	367	13	6,917	10%
Energy	3,791	186	15	3,962	6%
Retail and wholesale	3,467	190	6	3,651	6%
Transportation	1,825	121	2	1,944	3%
Other	169	8	—	177	—%
Total corporate securities	45,085	2,413	51	47,447	72%
U.S. government	14,271	1,890	55	16,106	24%
Residential mortgage-backed (2)	199	14	—	213	—%
Preferred stock	407	16	4	419	1%
State and municipal	623	83	1	705	1%
Foreign governments	487	44	6	525	1%
Asset-backed securities	612	4	2	614	1%
Total	$61,684	$4,464	$119	$66,029	100%

As of December 31, 2018
Corporate Securities:
Finance	$6,343	$77	$124	$6,296	14%
Manufacturing	9,123	105	273	8,955	20%
Utilities	4,413	80	121	4,372	9%
Services	4,317	52	102	4,267	9%
Energy	2,347	40	75	2,312	5%
Retail and wholesale	2,163	19	49	2,133	5%
Transportation	1,357	29	54	1,332	3%
Other	171	4	2	173	—%
Total corporate securities	30,234	406	800	29,840	65%
U.S. government and agency	13,989	295	470	13,814	30%
Residential mortgage-backed (2)	225	9	—	234	1%
Preferred stock	448	15	18	445	1%
State and municipal	415	48	1	462	1%
Foreign governments	524	19	13	530	1%
Asset-backed securities	612	1	12	601	1%
Total	$46,447	$793	$1,314	$45,926	100%
______________

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

(2)	Includes publicly traded agency pass-through securities and collateralized obligations.

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
The following table sets forth the General Account’s fixed maturities portfolio by NAIC rating at the dates indicated.
Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

		(in millions)
As of September 30, 2019:
1	Aaa, Aa, A	$41,722	$3,349	$76	$44,995
2	Baa	18,663	1,102	17	19,748
	Investment grade	60,385	4,451	93	64,743
3	Ba	705	9	9	705
4	B	557	4	14	547
5	Caa	34	—	2	32
6	Ca, C	3	—	1	2
	Below investment grade	1,299	13	26	1,286
Total Fixed Maturities		$61,684	$4,464	$119	$66,029

As of December 31, 2018:
1	Aaa, Aa, A	$30,805	$587	$835	$30,557
2	Baa	14,541	202	437	14,306
	Investment grade	45,346	789	1,272	44,863
3	Ba	589	1	18	572
4	B	489	1	22	468
5	Caa	18	1	1	18
6	Ca, C	5	1	1	5
	Below investment grade	1,101	4	42	1,063
Total Fixed Maturities		$46,447	$793	$1,314	$45,926
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

Mortgage Loans by Region and Property Type

	September 30, 2019		December 31, 2018
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(in millions)
By Region:
U.S. Regions:
Pacific	$3,371	28.0%	$3,288	27.7%
Middle Atlantic	3,262	27.1	3,183	26.9
South Atlantic	1,335	11.1	1,207	10.2
East North Central	837	7.0	963	8.1
Mountain	1,020	8.5	1,014	8.6
West North Central	917	7.6	910	7.7
West South Central	575	4.8	578	4.9
New England	566	4.7	556	4.7
East South Central	139	1.2	143	1.2
Total Mortgage Loans	$12,022	100.0%	$11,842	100.0%
By Property Type:
Office	$3,908	32.5%	$3,977	33.6%
Multifamily	3,599	29.9	3,440	29.0
Agricultural loans	2,740	22.8	2,695	22.8
Retail	666	5.5	667	5.6
Industrial	343	2.9	333	2.8
Hospitality	423	3.5	384	3.3
Other	343	2.9	346	2.9
Total Mortgage Loans	$12,022	100.0%	$11,842	100.0%

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
Sources and Uses of Liquidity and Capital Position of Holdings
As a holding company with no business operations of its own, Holdings primarily derives cash flows from dividends from its subsidiaries and distributions related to its economic interest in AB, nearly all of which is currently held outside our insurance company subsidiaries. These principal sources of liquidity are augmented by cash and short-term investments held by Holdings and access to bank lines of credit and the capital markets. The main uses of liquidity for Holdings are interest payments and debt repayment, payment of dividends and other distributions to stockholders, which may include stock repurchases, and capital contributions, if needed, to our insurance subsidiaries. Our principal sources and uses of liquidity and our capital position are described in the following paragraphs.

Cash Distributions from Our Subsidiaries
In 2019, Holdings has received cash distributions from AB of $330 million and $1.0 billion in dividends from AXA Equitable Life. Also, Holdings received $576 million from AXA Equitable Life as repayment of principal of $572 million and interest of $4 million related to a $572 million surplus note. In 2018, Holdings received net cash distributions from subsidiaries of $1.4 billion. These net cash distributions comprised of $1.1 billion in dividends from our insurance subsidiaries, $255 million in distributions from AB and $45 million in distributions from AXA Advisors.
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

Holdings and its non-insurance company subsidiaries hold approximately 170 million AB Units, 4 million AB Holding Units and the 1% General Partnership interest in ABLP. MLOA holds 3 million AB Units. Because MLOA is subject to regulatory restrictions on the amount of dividends it may pay, distributions it receives from AB may not be distributable to Holdings.
As of September 30, 2019, the ownership structure of ABLP, including AB Units outstanding as well as the general partner’s 1% interest, was as follows:

Owner	Percentage Ownership
Holdings and its non-insurance subsidiaries	62.8%
MLOA	1.0%
AB Holding	35.4%
Unaffiliated holders	0.8%
Total	100.0%
Including both the general partnership and limited partnership interests in AB Holding and ABLP, Holdings and its subsidiaries had an approximate 65% economic interest in AB as of September 30, 2019.
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
The Revolver and LOC Facilities contain certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries and the dollar amount of secured indebtedness that may be incurred by us, which could restrict our operations and use of funds. The right to borrow funds under the Revolver and LOC Facilities is subject to the fulfillment of certain conditions, including compliance with all covenants, and the ability to borrow thereunder is also subject to the continued ability of the lenders that are or will be parties to the facilities to provide funds. As of September 30, 2019, we were in compliance with these covenants. For additional information regarding the covenants in the facilities and the conditions to borrowing thereunder, see “Part I Item 1A-Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2018.
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
Dividend Declared and Paid
On February 14, 2019, May 23, 2019 and August 8, 2019, Holdings’ Board of Directors declared a cash dividend on Holdings’ common stock of $0.13, $0.15 and $0.15 per share, respectively, payable on March 15, 2019, June 11, 2019 and August 29, 2019, to shareholders of record as of March 5, 2019, June 3, 2019 and August 22, 2019, respectively.
On November 6, 2019, Holdings’ Board of Directors declared a cash dividend on Holdings’ common stock of $0.15 per share, payable on November 25, 2019, to shareholders of record as of November 18, 2019.
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
On March 25, 2019, AXA completed a secondary offering of 46 million shares of common stock of Holdings and the sale to Holdings of 30 million shares of common stock of Holdings. During August 2019, Holdings repurchased an additional two million shares of common stock of Holdings from the open market. Following the completion of the share buybacks by Holdings, and other subsequent repurchases as of September 30, 2019, Holdings had $163 million remaining under its share repurchase program authorization.
On November 6, 2019, Holdings’ Board of Directors authorized a new share repurchase program. Under this authorization, Holdings may, from time to time through December 31, 2020, purchase up to $400 million of its common stock through various means. Holdings may choose to suspend or discontinue the repurchase program at any time. The repurchase program does not obligate Holdings to purchase any particular number of shares. Holdings has approximately $163 million outstanding under its previously authorized share repurchase program.
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
Credit Facility with AB
On November 4, 2019, Holdings made available to AB a $900 million committed, unsecured senior credit facility (the “EQH Facility”). The EQH Facility matures on November 4, 2024 and is available for AB's general business purposes. Borrowings by AB under the EQH Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates. For additional information regarding the EQH Facility, see “Sources and Uses of Liquidity of our Investment Management and Research Segment.”
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
FHLB Membership
AXA Equitable Life is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides AXA Equitable Life with access to collateralized borrowings and other FHLBNY products. At September 30, 2019, Holdings had $4.2 billion of outstanding short-term funding agreements and $2.3 billion of long-term outstanding funding agreements issued to the FHLBNY and had posted $7.6 billion securities as collateral for funding agreements. In addition, AXA Equitable Life implemented a hedge to lock in the funding agreements borrowing rate, and $10 million of hedge impact was reported as funding agreement carrying value. MLOA is a member of the Federal Home Loan Bank of San Francisco.
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
As of September 30, 2019 and December 31, 2018, AB had $303 million and $521 million, respectively, in commercial paper outstanding with weighted-average interest rates of approximately 2.2 % and 2.7%, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first nine months of 2019 and the full year

2018 were $465 million and $350 million, respectively, with weighted-average interest rates of approximately 2.6 % and 2.0%, respectively.
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
The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of September 30, 2019, AB was in compliance with these covenants.
As of September 30, 2019 and December 31, 2018, AB and SCB LLC had no amounts outstanding under the AB Credit Facility. During the first nine months of 2019 and the full year 2018, AB and SCB LLC did not draw upon the AB Credit Facility.
On November 4, 2019, AB established the EQH Facility with Holdings. The EQH Facility matures on November 4, 2024 and is available for AB's general business purposes. Borrowings under the EQH Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates. The EQH Facility contains affirmative, negative and financial covenants which are substantially similar to those in AB’s committed bank facilities. The EQH Facility also includes customary events of default substantially similar to those in AB’s committed bank facilities, including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lender’s commitment may be terminated. Amounts under the EQH Facility may be borrowed, repaid and re-borrowed by AB from time to time until the maturity of the facility. AB or Holdings may reduce or terminate the commitment at any time without penalty upon proper notice. Holdings also may terminate the facility immediately upon a change of control of the general partner.
AB has a $200 million committed, unsecured senior revolving credit facility (the “AB Revolver”) that matures on November 16, 2021. The AB Revolver is available for AB’s and SCB LLC’s business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC’s operations. Both AB and SCB LLC can draw directly under the AB Revolver and management expects to draw on the AB Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the AB Revolver. The AB Revolver contains affirmative, negative and financial covenants that are identical to those of the AB Credit Facility. As of September 30, 2019, and December 31, 2018, AB had $80 million and $25 million outstanding under the AB Revolver, respectively, with an interest rate of 2.9 % and 3.4%, respectively. Average daily borrowing of the AB Revolver during the first nine months of 2019 and full year 2018 were $28 million and $19 million, respectively, with weighted-average interest rates of approximately 3.4 % and 2.8%, respectively.
In addition, SCB LLC also has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit SCB LLC to borrow up to an aggregate of $175 million, with AB named as an additional borrower, while the other line has no stated limit. As of September 30, 2019 and December 31, 2018, SCB LLC had no bank loans outstanding. Average daily borrowings of bank loans during first nine months of 2019 and full year 2018 were $2 million and $3 million, respectively, with weighted-average interest rates of approximately 1.8% and 1.6%, respectively.
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

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Cash and Cash Equivalents, beginning of period	$4,469	$4,814
Net cash provided by (used in) operating activities (1)	(292)	(135)
Net cash provided by (used in) investing activities (1)	(7,411)	(1,729)
Net cash provided by (used in) financing activities (1)	7,713	1,836
Net increase (decrease)	10	(28)
Effect of exchange rate changes on cash and cash equivalents	(8)	(9)
Cash and Cash Equivalents, end of period	$4,471	$4,777
_______________
(1) Prior period amounts have been reclassified to conform to current period’s presentation. See Note 17, “Revision of Prior Period Financial Statements” in the Notes to Consolidated Financial Statements for further information.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Cash and cash equivalents at September 30, 2019 were $4.5 billion, a decrease of $0.3 billion from $4.8 billion at September 30, 2018.
Net cash used in operating activities was $(292) million in the nine months ended September 30, 2019; an increase of $(157) million from the $(135) million net cash used in operating activities in the nine months ended September 30, 2018. Cash flows from operating activities include such sources as premiums, investment management and advisory fees and investment income offset by such uses as life insurance benefit payments, policyholder dividends, compensation payments, other cash expenditures and tax payments.
Net cash used in investing activities was $(7.4) billion in the nine months ended September 30, 2019; a $5.7 billion increase from the $(1.7) billion net cash used by investing activities in the nine months ended September 30, 2018. The increase was primarily related to $(4.9) billion higher net purchases of investments, $(1.2) billion decrease in repayment of loans to affiliates, $(369) million lower net change in short-term investments and $(446) million lower decrease for other investing activities primarily related to changes in investments of consolidated VIEs partially offset by $1.5 billion lower cash outflows from cash settlements related to derivatives.
Cash flows provided by financing activities were $7.7 billion in the nine months ended September 30, 2019; $5.9 billion higher than the $1.8 billion net cash provided by financing activities in the nine months ended September 30, 2018. The increase was primarily driven by the $3.0 billion decrease in repayments of loans to affiliates, the $1.3 billion lower purchases of AB Units by Holdings, $1.3 billion lower cash repayments of short-term financings, $1.9 billion higher cash inflows due to net pledges of collateral, $657 million higher cash inflows for purchases of noncontrolling interest of consolidated company-sponsored investment funds, $3.1 billion higher net deposits to policyholders' account balances and $98 million lower cash outflows from the distribution to noncontrolling interest of consolidated subsidiaries. These were offset by $(4.1) billion lower borrowings of public debt, $(730) million cash paid to repurchase common stock, $(586) million net decrease in securities sold under repurchase agreements and $(127) million higher dividends paid to shareholders.
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
We target to maintain an asset level for all variable annuity products at or above a CTE98 level. For our non-variable annuity insurance liabilities, we target to maintain an RBC ratio of 350%–400%. Following the adoption of variable annuity reform, we will reevaluate the statutory capital targets of our insurance subsidiaries.
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

	September 30, 2019
	Holdings	AB	Consolidated
	(in millions)
Short-term debt:
AB commercial paper (with interest rate of 2.2%)	$—	$303	$303
AB revolving credit facility (with interest rate of 2.9%)	—	80	80
Total short-term debt	—	383	383
Long-term debt:
Senior Notes (5.00%, due 2048)	1,480	—	1,480
Senior Notes (4.35%, due 2028)	1,487	—	1,487
Senior Notes (3.90%, due 2023)	795	—	795
Delayed Draw Term Loan (3-month LIBOR + 1.125%, due 2021)	300	—	300
Senior Debentures, 7.0%, due 2028	349	—	349
Total long-term debt	4,411	—	4,411
Total borrowings	$4,411	$383	$4,794

	December 31, 2018
	Holdings	AB	Consolidated
	(in millions)
Short-term debt:
AB commercial paper (with interest rate of 2.7%)	$—	$521	$521
AB revolving credit facility (with interest rate of 3.4%)	—	25	25
Total short-term debt	—	546	546
Long-term debt:
Senior Notes (5.00%, due 2048)	1,480	—	1,480
Senior Notes (4.35%, due 2028)	1,486	—	1,486
Senior Notes (3.90%, due 2023)	794	—	794
Delayed Draw Term Loan (3-month LIBOR + 1.125%, due 2021)	300	—	300
Senior Debentures, 7.0%, due 2028	349	—	349
Total long-term debt	4,409	—	4,409
Total borrowings	$4,409	$546	$4,955
Notes and Debentures
In April 2018, we issued $3.8 billion in aggregate principal amount of notes (consisting of $800 million aggregate principal amount of 3.9% Senior Notes due 2023, $1.5 billion aggregate principal amount of 4.35% Senior Notes due 2028 and $1.5 billion aggregate principal amount of 5.0% Senior Notes due 2048) to third party investors. As of September 30, 2019, we had outstanding $349 million aggregate principal amount of 7.0% Senior Debentures due 2028 (the “Senior Debentures”).
The Senior Notes and Senior Debentures contain customary affirmative and negative covenants, including a limitation on certain liens and a limit on the Company’s ability to consolidate, merge or sell or otherwise dispose of all or substantially all of its assets. The Senior Notes and Senior Debentures also include customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding Senior Notes and Senior Debentures may be accelerated. As of September 30, 2019, we were in compliance with all covenants.
Term Loan
In May 2018, we borrowed $300 million under a $500 million three-year senior unsecured delayed draw term loan agreement (the “DDTL”) and terminated the remaining $200 million capacity. The DDTL contains certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries and the dollar amount of secured indebtedness that may be incurred by us, which could restrict our operations and use of funds. As of September 30, 2019, we were in compliance with these covenants.
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

	AM Best	S&P	Moody’s
Last review date	12/17/2018	7/19/2019	8/26/2019
Financial Strength Ratings:
AXA Equitable Life	A	A+	A2
MLOA	A	A+	A2

Credit Ratings:
Holdings	bbb+	BBB+	Baa2

Last Review Date		10/03/2019	07/26/2019
AB	—	A/Stable/A-1	A2
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
Off-Balance Sheet Arrangements
At September 30, 2019, we were not a party to any off-balance sheet transactions other than those guarantees and commitments described in Note 14 of the Notes to the Consolidated Financial Statements included herein.
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

Item 4.
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The management of the Company, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2019. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.
Due to the material weaknesses described below, the Company’s CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2019.
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
Remediation Status of Material Weaknesses
Management continues to execute its plan moving towards remediation of the material weaknesses. Since identifying the material weaknesses, management has performed the following activities:
Material Weakness Related to Actuarial Models, Assumptions and Data

•	We have designed and implemented an enhanced model validation control framework, including a rotational schedule to periodically re-validate all U.S. GAAP models.

•	We have designed and implemented enhanced controls and governance processes for new model implementations.

•	We have designed and implemented enhanced controls for model changes.

•	We have designed and implemented enhanced controls over the annual assumption setting process, including a comprehensive master assumption inventory and risk framework.

•	We have designed and implemented new controls to validate the reliability of significant data flows feeding actuarial models and assumptions.

•	We have begun the process of testing the design and operating effectiveness of the newly implemented controls.
Material Weakness Related to Insufficient Personnel and Journal Entry Process

•
With respect to insufficient personnel, we have strengthened our finance team by adding approximately 25 employees to the Accounting and Financial Reporting areas. These additional resources have provided additional requisite skills and experience needed to support a public-company accounting and reporting environment, with the majority possessing a CPA license, “Big 4” public accounting experience, and/or prior working experience in public-company finance roles. We have conducted both specific job-related training and general training on SOX controls and U.S. GAAP-related technical topics to new and existing staff.

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

•We have begun the process of testing the design and operating effectiveness of the newly implemented controls.
While progress has been made to remediate both material weaknesses, as of September 30, 2019, we are still in the process of developing and implementing the enhanced processes and procedures and testing the operating effectiveness of these improved controls. We believe our actions will be effective in remediating the material weaknesses, and we continue to devote significant time and attention to these efforts. In addition, the material weaknesses will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses are not remediated as of September 30, 2019. Management will conclude on the effectiveness of the above remediation efforts of the material weaknesses in conjunction with the company’s implementation of Section 404 of the Sarbanes-Oxley Act, which is required for the December 31, 2019 reporting period.
Changes in Internal Control Over Financial Reporting
As described above, the Company continues to design and implement additional controls in connection with its remediation plan. These remediation efforts related to the material weaknesses described above represent changes in our internal control over financial reporting for the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
See Note 14 of Notes to Consolidated Financial Statements contained herein. Except as disclosed in Note 14 of Notes to Consolidated Financial Statements, there have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the Annual Report on Form 10-K for the year ended December 31, 2018.
Item 1A. Risk Factors
You should carefully consider the risks described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2018, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q. These risks could materially affect our business, consolidated results of operations or financial condition. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Note Regarding Forward-Looking Statements and Information” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Holdings during the three months ended September 30, 2019, of its common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/19 through 7/31/19	—	$—	—	$200,375,000
8/1/19 through 8/31/19	1,822,977	$20.25	1,822,977	$163,466,738
9/1/19 through 9/30/19	—	$—	—	$163,466,738
Total	1,822,977	$20.25	1,822,977	$163,466,738
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
In addition, AXA has informed us that AXA Hong Kong, an AXA insurance subsidiary organized under the laws of Hong Kong, provided the Iranian state-owned Hong Kong Branch of Melli Bank PLC, which was re-designated on November 5, 2018 pursuant to E.O. 13224, with group health insurance for its employees. This business has now been canceled. The total annual premium of these policies is approximately $27,122 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $4,339.
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
The aggregate annual premium for the above-referenced insurance policies is approximately $563,784, representing approximately 0.0006% of AXA’s 2018 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $85,539, representing approximately 0.002% of AXA’s 2018 aggregate net profit.

Item 6.    Exhibits

Number	Description and Method of Filing
10.1†
AXA Equitable Supplemental Severance Plan for Executives, as amended and restated as of August 9, 2019 (incorporated by reference to Exhibit 10.2 of AXA Equitable Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, as filed on August 9, 2019).

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

Date: November 7, 2019	AXA EQUITABLE HOLDINGS, INC.

	By:	/s/ Anders Malmström
		Name:	Anders Malmström
		Title:	Senior Executive Vice President and Chief Financial Officer

Date: November 7, 2019		/s/ William Eckert
		Name:	William Eckert
		Title:	Senior Vice President, Chief Accounting Officer and Controller