Form 10-K
period 2019-12-31
Equitable Holdings, Inc.
filed 2020-02-27
CIK 1333986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 001-38469
————————————————
Equitable Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	90-0226248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1290 Avenue of the Americas, New York, New York	10104
(Address of principal executive offices)	(Zip Code)
(212) 554-1234
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock	EQH	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a share of Fixed Rate Noncumulative Perpetual Preferred Stock, Series A	EQH PR A	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an “emerging growth company”. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 28, 2019 was approximately $5.6 billion.
As of February 25, 2020, 464,146,663 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to the 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019 (the “2020 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION
Certain of the statements included or incorporated by reference in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “seeks,” “aims,” “plans,” “assumes,” “estimates,” “projects,” “should,” “would,” “could,” “may,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Equitable Holdings, Inc. (“Holdings”) and its consolidated subsidiaries. “We,” “us” and “our” refer to Holdings and its consolidated subsidiaries, unless the context refers only to Holdings as a corporate entity. There can be no assurance that future developments affecting Holdings will be those anticipated by management. Forward-looking statements include, without limitation, all matters that are not historical facts.
These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) conditions in the financial markets and economy, including equity market declines and volatility, interest rate fluctuations, impacts on our goodwill and changes in liquidity and access to and cost of capital; (ii) operational factors, including reliance on the payment of dividends to Holdings by its subsidiaries, remediation of our material weakness, indebtedness, protection of confidential customer information or proprietary business information, information systems failing or being compromised and strong industry competition; (iii) credit, counterparties and investments, including counterparty default on derivative contracts, failure of financial institutions, defaults, errors or omissions by third parties and affiliates and gross unrealized losses on fixed maturity and equity securities; (iv) our reinsurance and hedging programs; (v) our products, structure and product distribution, including variable annuity guaranteed benefits features within certain of our products, complex regulation and administration of our products, variations in statutory capital requirements, financial strength and claims-paying ratings and key product distribution relationships; (vi) estimates, assumptions and valuations, including risk management policies and procedures, potential inadequacy of reserves, actual mortality, longevity and morbidity experience differing from pricing expectations or reserves, amortization of deferred acquisition costs and financial models; (vii) our Investment Management and Research segment, including fluctuations in assets under management, the industry-wide shift from actively-managed investment services to passive services and potential termination of investment advisory agreements; (viii) legal and regulatory risks, including federal and state legislation affecting financial institutions, insurance regulation and tax reform; (ix) risks related to separation from, and continuing relationship with, AXA, including costs associated with separation and rebranding; and (x) risks related to our common stock and future offerings, including the market price for our common stock being volatile and potential stock price declines due to future sales of shares by existing stockholders.
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

CERTAIN IMPORTANT TERMS
As used in this Annual Report on Form 10-K, “we,” “us,” “our” and the “Company” mean Equitable Holdings, Inc. and its consolidated subsidiaries, unless the context refers only to Equitable Holdings, Inc. (which we refer to as “Holdings”) as a corporate entity. We also use the following capitalized terms:

•	“AB” or “AllianceBernstein” means AB Holding and ABLP.

•	“AB Holding” means AllianceBernstein Holding L.P., a Delaware limited partnership.

•	“AB Holding Units” means units representing assignments of beneficial ownership of limited partnership interests in AB Holding.

•	“AB Units” means units of limited partnership interests in ABLP.

•	“ABLP” means AllianceBernstein L.P., a Delaware limited partnership and the operating partnership for the AB business.

•	“ACS Life” means AXA Corporate Solutions Life Reinsurance Company, a Delaware corporation and a wholly-owned direct subsidiary of Holdings.

•	“AEFS” means AXA Equitable Financial Services, LLC, a Delaware corporation and a wholly-owned direct subsidiary of Holdings.

•	“AXA” means AXA S.A., a société anonyme organized under the laws of France, and formerly our controlling stockholder.

•
“AXA Financial” means AXA Financial, Inc., a Delaware corporation and a former wholly-owned direct subsidiary of Holdings. On October 1, 2018, AXA Financial merged with and into Holdings, with Holdings assuming the obligations of AXA Financial.

•	“AXA Tech” means AXA Technology Services America, Inc, formerly a Delaware corporation and wholly-owned subsidiary of Holdings which merged into Holdings in November 2019.

•	“CS Life RE” means CS Life RE Company, an Arizona corporation and a wholly-owned indirect subsidiary of Holdings.

•
“Equitable Advisors” means AXA Advisors, LLC, a Delaware limited liability company, our retail broker/dealer for our retirement and protection businesses and a wholly-owned indirect subsidiary of Holdings.

•
“Equitable America” means Equitable Financial Life Insurance Company of America (f/k/a MONY Life Insurance Company of America), an Arizona corporation and a wholly-owned indirect subsidiary of Holdings.

•
“Equitable Distributors” means AXA Distributors, LLC, a Delaware limited liability company, our wholesale broker/dealer for our retirement and protection businesses and a wholly-owned indirect subsidiary of Holdings.

•	“Equitable FMG” means AXA Equitable Funds Management Group, LLC, a Delaware limited liability company and a wholly-owned indirect subsidiary of Holdings.

•	“Equitable L&A” means AXA Equitable Life and Annuity Company, a Colorado corporation and a wholly-owned indirect subsidiary of Holdings.

•	“Equitable Life” means AXA Equitable Life Insurance Company, a New York corporation, a life insurance company and a wholly-owned subsidiary of AEFS.

•	“Equitable Network” means AXA Network, LLC, a Delaware limited liability company and wholly-owned indirect subsidiary of Holdings and its subsidiary, AXA Network of Puerto Rico, Inc.

•
“Equitable Premier VIP Trust” means AXA Premier VIP Trust, a series trust that is a Delaware statutory trust and is registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”), as an open-end management investment company.

•	“EQAT” means EQ Advisors Trust, a series trust that is a Delaware statutory trust and is registered under the Investment Company Act as an open-end management investment company.

•	“EQ AZ Life Re” means EQ AZ Life Re Company, an Arizona corporation and a wholly-owned indirect subsidiary of Holdings.

•	The “General Partner” means AllianceBernstein Corporation, a Delaware corporation and the general partner of AB Holding and ABLP.

•	“SCB LLC” means Sanford C. Bernstein & Co., LLC, a registered investment adviser and broker-dealer.

•	“USFL” means U.S. Financial Life Insurance Company, an Ohio corporation and a wholly-owned indirect subsidiary of Holdings.
For definitions of selected financial and product-related terms used herein, please refer to “Glossary.”

Part I, Item 1.
BUSINESS
Overview
We are one of America’s leading financial services companies and have helped clients prepare for their financial future with confidence since 1859. Our approximately 12,300 employees and advisors are entrusted with more than $700 billion of assets under management (“AUM”) through two complementary and well-established principal franchises, Equitable Life and AllianceBernstein, providing:

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
We have market-leading positions in our four segments: Individual Retirement, Group Retirement, Investment Management and Research, and Protection Solutions.
We distribute our products through a premier affiliated and third-party distribution platform, consisting of:
Affiliated Distribution:

•	Our affiliated retail sales force, Equitable Advisors, which has over 4,500 licensed financial professionals who advise on retirement, protection and investment advisory solutions; and

•	More than 200 Bernstein Financial Advisors, who are responsible for the sale of investment products and solutions to Private Wealth Management clients.
Third-Party Distribution:

•
Distribution agreements with more than 1,000 third-party firms including broker-dealers, banks, insurance partners and brokerage general agencies, giving us access to more than 150,000 financial professionals to market our retirement, protection and investment solutions; and

•	An AB global distribution team of more than 500 professionals, who engage with our approximately 5,000 retail distribution partners and more than 500 institutional clients.
Our Organizational Structure
Prior to our initial public offering (“IPO”) of our common stock in May 2018, we were a wholly-owned subsidiary of AXA. Following our IPO, AXA completed several secondary offerings, and as of December 31, 2019, AXA holds less than 10% of our common stock.
We are a holding company that operates our business through a number of direct and indirect subsidiaries. Our two principal franchises include Equitable Life and AllianceBernstein. The following organizational chart presents the ownership of our principal subsidiaries as of December 31, 2019:

(1)
We own an approximate 65% economic interest in AB. Our interests in AB are held through various wholly-owned subsidiaries, our economic interest consists of approximately 63% of the AB Units, approximately 4% of the AB Holding Units (representing an approximate 1% economic interest in ABLP), and 1% of the AB Units held by the GP. Our indirect, wholly-owned subsidiary, AllianceBernstein Corporation, is the General Partner of AB with the authority to manage and control AB, and accordingly, AB is consolidated in our financial statements. AB has been in the investment management and research business for more than 50 years. ABLP is the operating partnership for the AB business, and AB Holding’s activities consist of owning AB Units and engaging in related activities. AB Holding Units trade on the NYSE under the ticker symbol “AB”. AB Units do not trade publicly.

Our Brand
On January 14, 2020, we announced our plans to rebrand as “Equitable” and to discontinue the use of the “AXA” brand. In connection with this rebranding, we removed “AXA” from our legal entity name, which is now Equitable Holdings, Inc. We have developed detailed plans for executing both the operational and legal entity rebranding efforts across our retirement and protection businesses. We expect that our retirement and protection businesses will begin using the “Equitable” brand and all remaining legal entities that currently have names incorporating “AXA” will remove “AXA” from their names within the next several months. Our Investment Management and Research businesses will continue to operate under the “AB” brand.
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

•
Protection Solutions—We focus our life insurance products on attractive protection segments such as variable universal life (“VUL”) insurance and indexed universal life (“IUL”) insurance and our employee benefits business on small and medium-sized businesses.

For financial information on segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment” and Note 19 of the Notes to the Consolidated Financial Statements.

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
We principally focus on selling three variable annuity products, each of which provides policyholders with distinct benefits, features and return profiles. We continue to innovate our offering, periodically updating our product benefits and introducing new variable annuity products to meet the evolving needs of our clients while managing the risk and return of these variable annuity products to our company. Due to our innovation, our product mix has evolved considerably in the last decade. The majority of our sales in 2019 consisted of products without variable annuity guarantee benefits features (“GMxB features”) (other than the return of premium (“ROP”) death benefit), and 1% of 2019 first year premium and deposits (“FYP”) was attributable to products with fixed rate guarantees. To further our growth, we plan to continue to innovate our product portfolio, expand and deepen our distribution channels and effectively manage risk in our business.
Products
We primarily sell three variable annuity products each providing policyholders with distinct features and return profiles. Our current primary product offering, ordered below according to sales volume for the year ended December 31, 2019, includes:

•
Structured Capital Strategies (“SCS”). Our index-linked variable annuity product allows the policyholder to invest in various investment options, whose performance is tied to one or more securities indices, commodities indices or exchange traded funds (“ETF”), subject to a performance cap, over a set period of time. The risks associated with such investment options are borne entirely by the policyholder, except the portion of any negative performance that we absorb (a buffer) upon investment maturity. This variable annuity does not offer GMxB features, other than an optional return of premium death benefit that we have introduced on some versions.

•
Retirement Cornerstone. Our Retirement Cornerstone product offers two platforms: (i) RC Performance, which offers access to a broad selection of funds with annuitization benefits based solely on non-guaranteed account investment performance and (ii) RC Protection, which offers access to a focused selection of funds and an optional floating-rate GMxB feature providing guaranteed income for life, with a choice between two floating roll-up rate options.

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
 Our variable annuity portfolio is mature with gross premiums for our fixed rate GMxB products ranging from $8.5 billion to $11.3 billion from 2005 to 2008. Since 2009, gross premiums for these products have decreased substantially. Over this period, we shifted our business from selling variable annuity products with GMxB features with fixed roll-up rates, to predominantly (i) variable annuity products without GMxB features (other than the return of premium death benefit in some cases) and (ii) variable annuity products with GMxB features with floating roll-up rates. We had a total of $11 billion of FYP for our entire variable annuity portfolio in 2008. Based on FYP, we have shifted our portfolio from 90% fixed rate GMxB products in 2008 to 93% floating rate GMxB products and non-GMxB products in 2019. In addition, Account Value (“AV”) has shifted from 77% Fixed Rate GMxB products in 2008 to 41% in 2019.

Evolution of Variable Annuity FYP
The following tables present the relative contribution to FYP of each of the above products and GMxB features for the years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,
	2019	2018	2017
		(in millions)
FYP by Product
SCS	$5,138	$3,926	$3,781
Retirement Cornerstone	2,156	2,479	2,522
Investment Edge	548	537	418
Other	349	366	374
Total FYP	$8,191	$7,308	$7,095

	Years Ended December 31,
	2019	2018	2017
		(in millions)
FYP by Guarantee Feature
Non-GMxB	$5,728	$4,640	$4,622
ROP Death Benefit Only	551	496	276
Total Non-GMxB & ROP Death Benefit Only	$6,279	$5,136	$4,898

Floating Rate GMxB	1,864	2,124	2,108
Fixed Rate GMxB	48	48	89
Total GMxB	$1,912	$2,172	$2,197

Total FYP	$8,191	$7,308	$7,095
Our sales for the years ended December 31, 2019, 2018 and 2017 further demonstrate the result of our product sales evolution, as 70%, 63% and 65% of FYP, respectively, came from variable annuity products that do not contain GMxB riders, and of the GMxB riders sold, they overwhelmingly featured floating, as opposed to fixed, roll-up rates.
Our Individual Retirement segment works with Equitable FMG to identify and include appropriate underlying investment options in its products, as well as to control the costs of these options and increase profitability of the products. For a discussion of Equitable FMG, see below “—Equitable FMG.”
Variable Annuities Policy Feature Overview
Variable annuities allow the policyholder to make deposits into accounts offering variable investment options. For deposits allocated to Separate Accounts, the risks associated with the investment options are borne entirely by the policyholder, except where the policyholder elects GMxB features in certain variable annuities, for which additional fees are charged. Additionally, certain variable annuity products permit policyholders to allocate a portion of their account to investment options backed by the General Account and are credited with interest rates that we determine, subject to certain limitations. As of December 31, 2019, the total AV of our variable annuity products was $108.9 billion, consisting of $82.8 billion of Separate Accounts AV and $26.1 billion of General Account AV.
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
The following table presents our variable annuity AV by GMxB feature for our variable annuity business in our Individual Retirement segment as of December 31, 2019, 2018 and 2017:

	As of December 31,
	2019	2018	2017
	(in millions)
Account Value
Non-GMxB	$30,694	$23,759	$22,429
ROP Death Benefit Only	9,620	8,730	9,592
Total Non-GMxB & ROP Death Benefit Only	$40,314	$32,489	$32,021
Floating Rate GMxB	23,891	20,633	21,599
Fixed Rate GMxB	44,717	41,467	49,803
Total Variable Annuity AV	$108,922	$94,589	$103,423
The following table presents our variable annuity benefit base by GMxB feature for the Individual Retirement segment as of December 31, 2019, 2018 and 2017. Many of our variable annuity contracts offer more than one type of GMxB feature such that the amounts listed below are not mutually exclusive. Thus, the benefit base cannot be totaled.

	As of December 31,
	2019	2018	2017
	(in millions)
Benefit Base
ROP Death Benefit Only	$6,048	$6,072	$6,281
Floating Rate GMxB
GMDB	22,793	21,924	20,628
GMIB	22,108	19,670	18,412
Fixed Rate GMxB
GMDB	59,365	61,220	62,702
GMIB	$61,775	$63,431	$64,673
The guaranteed benefit received by a policyholder pursuant to a GMxB feature is calculated based on the benefit base. The benefit base is defined as a hypothetical amount (i.e., not actual cash value) used to calculate the policyholder’s optional benefits within a variable annuity. A benefit base cannot be withdrawn for cash and is used solely to calculate the variable annuity’s optional guarantee values. Generally, the benefit base is not subject to a cap on the value. However, the benefit base stops increasing after a defined time period or at a maximum age, usually age 85 or 95, as defined in the contract.
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
Our customers can prioritize certain features based on their life-stage and investment needs. In addition, our products offer features designed to serve different market conditions. SCS serves clients with investable assets who want exposure to equity markets, but also want to guard against a market correction. Retirement Cornerstone serves clients who want growth potential and guaranteed income with increases in a rising interest rate environment. Investment Edge serves clients concerned about rising taxes.
Distribution
We distribute our variable annuity products through Equitable Advisors, and through third-party distribution channels. For the year ended December 31, 2019, Equitable Advisors represented 36% of our variable annuity FYP in this segment, while our third-party distribution channel represented 63% of our variable annuity FYP in this segment. We employ over 160 external and internal wholesalers who distribute our variable annuity products across both channels.
Affiliated Distribution. We offer our variable annuity products on a retail basis through our affiliated retail sales force of financial professionals, Equitable Advisors. These financial professionals have access to and offer a broad array of variable annuity, life insurance, employee benefits and investment products and services from affiliated and unaffiliated insurers and other financial service providers.
Third-Party Distribution. We have shifted the focus of our third-party distribution significantly over the last decade, growing our distribution in the bank, broker-dealer and insurance partner channels and providing us access to more than 100,000 financial professionals. For example, in 2011, we began distributing our variable annuity products to insurance partners. Today, we work with some of the country’s largest insurance partners and our sales through this channel have grown to comprise 9% of our total FYP for the year ended December 31, 2019.
 The table below presents the contributions to and percentage of FYP of our variable annuity products by distribution channel for the year ended December 31, 2019.

FYP by Distribution
Other than Equitable Advisors, no single distribution firm contributed more than 10% of our sales in 2019.
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
Underwriting and Pricing
We generally do not underwrite our variable annuity products on an individual-by-individual basis. Instead, we price our products based upon our expected investment returns and assumptions regarding mortality, longevity and persistency for our policyholders collectively, while taking into account historical experience, volatility of expected earnings on our AV, and the expected time to retirement. Our product pricing models also take into account capital requirements, hedging costs and operating expenses. Investment-oriented products are priced based on various factors, which may include investment return, expenses, persistency and optionality.
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
 Withdrawal Charges. Some variable annuity contracts may also impose charges on withdrawals for a period after the purchase, and in certain products for a period after each subsequent contribution, also known as the withdrawal charge period. A withdrawal charge is calculated as a percentage of the contributions withdrawn. The percentage of the withdrawal charge that applies to each contribution depends on how long each contribution had been invested in the contract. Withdrawal charges generally decline gradually over the withdrawal charge period. Contracts may also specify circumstances when no surrender charges apply (for example, upon payment of a death benefit or due to disability, terminal illness or confinement to a nursing home).

Investment Management Fees. We charge investment management fees for the proprietary funds managed by Equitable FMG that are offered as investments under the variable annuities. Investment management fees are also paid on the non-proprietary funds managed by investment advisers unaffiliated with us to the unaffiliated investment advisers. Investment management fees differ by fund. A portion of the investment management fees charged on funds managed by sub-advisers unaffiliated with us are paid by us to the sub-advisers. Investment management fees reduce the net returns on the variable annuity investments.
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
Current GMxB Product Strategy
Over the last decade, we redesigned our variable annuity product offering by introducing new variable annuities without GMxB features, discontinuing the offering of certain GMxB features and adding or adjusting other features to better enable us to manage the risk associated with these products. Through the increase in sales of our products without GMxB features, sales of our variable annuity contracts with GMxB features have decreased significantly as a percentage of our total sales. We continue to offer certain GMxB features to meet evolving consumer demand while maintaining attractive risk-adjusted returns and effectively managing our risk.
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
In-force Variable Annuity Management
Since the financial crisis, we have implemented several actions to reduce our exposure and manage the risks associated with in-force variable annuity contracts while ensuring policyholder rights are fully respected. We manage the risks associated with our in-force variable annuity business through our dynamic hedging program, reinsurance and product design. The dynamic hedging program was implemented in the early 2000s. In addition, we use reinsurance for the GMxB riders on our older variable annuity products (generally issued 1996-2004). We have also introduced several other risk management programs, some of which are described in this section below.
To actively manage and protect against the economic risks associated with our in-force variable annuity products, our management team has taken a multi-pronged approach. Our in-force variable annuity risk management programs include:
Hedging
We use a dynamic hedging strategy supplemented by static hedges to offset changes in our economic liability from changes in equity markets and interest rates. In addition to our dynamic hedging strategy, we have static hedge positions to maintain a target asset level for all variable annuities. A wide range of derivatives contracts are used in these hedging programs, such as futures and total return swaps (both equity and fixed income), options and variance swaps, as well as, to a lesser extent, bond investments and repurchase agreements. For GMxB features, we retain certain risks including basis, credit spread, and some volatility risk and risk associated with actual versus expected assumptions for mortality, lapse and surrender, withdrawal and contract-holder election rates, among other things.
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
Non-affiliate Reinsurance. We have reinsured to non-affiliated reinsurers a portion of our exposure on variable annuity products that offer a GMxB feature issued through February 2005. At December 31, 2019, we had reinsured to non-affiliated reinsurers, subject to certain maximum amounts or caps in any one period, approximately 14.2% of our net amount at risk (“NAR”) resulting from the GMIB feature and approximately 2.8% of our NAR to the GMDB obligation on variable annuity contracts in force as of December 31, 2019.
Captive Reinsurance. In addition to non-affiliated reinsurance, Equitable Life has ceded to its affiliate, EQ AZ Life RE, a captive reinsurance company, a 100% quota share of all liabilities for variable annuities with GMIB riders issued on or after May 1, 1999 through August 31, 2005 in excess of the liability assumed by two unaffiliated reinsurers, which are subject to certain maximum amounts or limitations on aggregate claims. We use captive reinsurance as part of our capital management strategy. For additional information regarding our use of captives, see “Business—Regulation—Insurance Regulation—Captive Reinsurance and Variable Annuity Capital Standards”, “Risk Factors—Risks Relating to Our Retirement and Protection Businesses—Risks Relating to Our Reinsurance and Hedging Programs—Our reinsurance arrangements with affiliated captives may be adversely impacted by changes to policyholder behavior assumptions under the reinsured contracts, the performance of their hedging program, their liquidity needs and their overall financial results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Captive Reinsurance Companies.”
Other Programs
We have introduced several other programs that reduced gross reserves and reduced the risk in our in-force block and, in many cases, offered a benefit to our clients by offering liquidity or flexibility:
Investment Option Changes. We made several changes to our investment options within our variable annuity products over the years to manage risk, employ more passive strategies and offer our clients attractive risk-adjusted investment returns. To reduce the differential between hedging instruments performance and fund performance, we added many passive investment strategies and reduced the credit risk of some of the bond portfolios, which is designed to provide a better risk adjusted return to clients. We also introduced managed volatility funds in 2009. Our volatility management strategy seeks to reduce the portfolio’s equity exposure during periods when certain market indicators indicate that market volatility is above specific thresholds set for the portfolio. Historically when market volatility is high, equity markets generally are trending down, and therefore this strategy is intended to reduce the clients’ overall risk of investing in the portfolio.

Optional Buyouts. Since 2012, we have implemented several successful buyout programs on contracts issued between 2002 and 2009 that benefited clients whose needs had changed since buying the initial contract and reduced our exposure to certain types of GMxB features.
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

	As of December 31,
	2019		2018		2017
	Account	Benefit	Account	Benefit	Account	Benefit
	Value	Base	Value	Base	Value	Base
	(in millions)
GMDB In-Force (1)
ROP Death Benefit Only	$9,620	$6,048	$8,730	$6,072	$9,592	$6,281
Floating Rate GMDB
Greater of Ratchet or Roll-up	7,017	7,891	6,310	7,665	6,880	7,332
All Other (2)	16,874	14,902	14,323	14,259	14,720	13,297
Total Floating Rate GMDB	$23,891	$22,793	$20,633	$21,924	$21,600	$20,629

Fixed Rate GMDB
Greater of Ratchet or Roll-up	$26,239	$42,896	$24,242	$43,422	$29,061	$43,750
All Other (2)	18,478	16,469	17,225	17,798	20,742	18,952
Total Fixed Rate GMDB	$44,717	$59,365	$41,467	$61,220	$49,803	$62,702

Total GMDB	$78,228	$88,206	$70,830	$89,216	$80,995	$89,612
______________

(1)	See table summarizing the NAR and reserves of policyholders by type of GMxB feature for variable annuity contracts as of December 31, 2019, 2018 and 2017 under “—Net Amount at Risk.”

(2)	All Other includes individual variable annuity policies with Annual Ratchet or Roll-up GMDB, either stand-alone or in conjunction with a GMLB, or with ROP GMDB in conjunction with a GMLB.
Guaranteed Living Benefits Summary
We have historically offered a variety of guaranteed living benefits to our policyholders in our Individual Retirement segment. Our block of variable annuities includes four types of guaranteed living benefit riders: GMIB, GWBL/GMWB, GMAB and GIB. Based on total AV, approximately 63% of our variable annuity block included living benefit guarantees as of December 31, 2019.

•
GMIB. GMIB is our largest block of living benefit guarantees based on in-force AV. Policyholders who purchase the GMIB rider will be eligible, at the end of a defined waiting period, to receive annuity payments for life that will never be less than a guaranteed minimum amount, regardless of the performance of their investment options prior to the first payment. During this waiting period, which is often referred to as the accumulation phase of the contract, policyholders can invest their contributions in a range of variable and guaranteed investment options to grow their AV on a tax-deferred basis while increasing the value of the GMIB benefit base that helps determine the minimum annuity payment amount. Policyholders may elect to continue the accumulation phase beyond the waiting period if they wish to maintain the ability to take withdrawals from their AV or continue to participate in the growth of both their AV and GMIB benefit base.

The second phase of the contract starts when the policyholder annuitizes the contract, either by exercising the GMIB or through the contract’s standard annuitization provisions. Upon exercise of their GMIB, policyholders receive guaranteed lifetime income payments that are calculated as the higher of: (i) application of their GMIB benefit base to the GMIB guaranteed annuity purchase factors specified in the contract; or (ii) application of their AV to our then current or guaranteed annuity purchase factors. Beginning in 2005 we started offering a no-lapse guarantee on our GMIB riders that provides for the automatic exercise of the GMIB in the event that the policyholder’s AV falls to zero and provided no “excess withdrawals” (as defined in the contract) have been taken.
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
The likelihood of a policyholder choosing a particular option cannot be predicted with certainty at the time of contract issuance. Accordingly, we make assumptions as to policyholder benefit elections and resulting benefit payments at the time of issuance and while it is in-force based on our experience. The incidents and timing of benefit elections and the amounts of resulting benefit payments may materially differ from those we anticipate at that time. As we observe actual policyholder behavior, we update our assumptions at least annually with respect to future policyholder activity and take appropriate action with respect to the amount of the reserves we establish for the future payment of such benefits. Additionally, upon the death of a policyholder (or annuitant), if the sole beneficiary is a surviving spouse, they can choose to continue the contract and benefits subject to age restrictions.
The following table presents the AV and benefit base by type of guaranteed living benefit. Because variable annuity contracts with GMLB features may also offer GMDB features, the GMLB amounts listed are not mutually exclusive from the GMDB amounts provided in the table above.

	As of December 31,
	2019		2018		2017
	Account	Benefit	Account	Benefit	Account	Benefit
	Value	Base	Value	Base	Value	Base
	(in millions)
GMLB In-Force (1)
Floating Rate GMLB
GMIB	$20,699	$22,108	$16,728	$19,670	$17,840	$18,412
Other (GIB)	2,812	3,128	3,581	4,214	3,439	3,664
Total Floating Rate GMLB	$23,511	$25,236	$20,309	$23,884	$21,279	$22,076

Fixed Rate GMLB
GMIB	$38,846	$61,775	$36,326	$63,431	$43,900	$64,673
All Other (e.g., GWBL / GMWB, GMAB, other) (2)	806	1,175	785	1,223	977	1,288
Total Fixed Rate GMLB	$39,652	$62,950	$37,111	$64,654	$44,877	$65,961

Total GMLB	$63,163	$88,186	$57,420	$88,538	$66,156	$88,037
______________

(1)	See table summarizing the NAR and reserves of policyholders by type of GMxB feature for variable annuity contracts as of December 31, 2019, 2018 and 2017 under “—Net Amount at Risk.”

(2)	All Other includes individual variable annuity policies with stand-alone Annual Ratchet or stand-alone Roll-up GMDB.
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

NAR reflects the difference between the benefit base (as adjusted, in some cases, as described above) and the AV. We believe that NAR alone provides an inadequate presentation of the risk exposure of our in-force variable annuity portfolio. NAR does not take into consideration the aggregate amount of reserves and capital that we hold against our variable annuity portfolio. Additionally, the NAR calculation includes a number of assumptions that are not reflective of our actual or expected experience of the assumptions related to the reserves we hold on our variable annuity portfolio.
The NAR and reserves of contract owners by type of GMxB feature for variable annuity contracts are summarized below as of December 31, 2019, 2018 and 2017. Many of our variable annuity contracts offer more than one type of guarantee such that the GMIB amounts are not mutually exclusive to the amounts in the GMDB table.

	As of December 31,
	2019		2018		2017
	NAR	Reserves	NAR	Reserves	NAR	Reserves
	(in millions)
GMDB
ROP Death Benefit Only (1)	$95	N/A	$320	N/A	$119	N/A
Floating Rate GMDB	904	269	1,621	178	519	160
Fixed Rate GMDB	18,123	4,408	21,332	4,367	16,237	3,787
Total	$19,122	$4,677	$23,273	$4,545	$16,875	$3,947

	As of December 31,
	2019		2018		2017
	NAR	Reserves	NAR	Reserves	NAR	Reserves
	(in millions)
GMIB
Floating Rate GMIB	$—	$91	$—	$42	$—	$91
Fixed Rate GMIB	8,746	10,584	8,572	7,307	5,980	6,919
Total	$8,746	$10,675	$8,572	$7,349	$5,980	$7,010
______________

(1)	U.S. GAAP reserves for ROP death benefit only are not available, as U.S. GAAP reserve valuation basis applies on policy contracts grouped by issue year.
Group Retirement
Our Group Retirement segment offers tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses. We operate in the 403(b), 401(k) and 457(b) markets where we sell variable annuity and mutual fund-based products. A specialized division of Equitable Advisors, the Retirement Benefits Group (“RBG”), is the primary distributor of our products and related solutions to individuals in the kindergarten, primary and secondary education market (“K-12 education market”) with more than 1,100 advisors dedicated to helping educators prepare for retirement as of December 31, 2019.
The tax-exempt 403(b)/457(b) market, which includes our 403(b) K–12 business, accounted for the majority of sales within the Group Retirement business for the year ended December 31, 2019 and represented 76% of Group Retirement AV, as of December 31, 2019.
The recurring nature of the revenues from our Group Retirement business makes this segment an important and stable contributor of earnings and cash flow to our business. The primary sources of revenue for the Group Retirement business include fee revenue and investment income.
Products
Our products offer teachers, municipal employees and corporate employees a savings opportunity that provides tax-deferred wealth accumulation. Our innovative product offerings address all retirement phases with diverse investment options.
Variable Annuities
Our variable annuities offer defined contribution plan record-keeping, as well as administrative and participant services combined with a variety of proprietary and non-proprietary investment options. Our variable annuity investment lineup mostly consists of proprietary variable investment options that are managed by Equitable FMG. Equitable FMG provides discretionary investment management services for these investment options that include developing and executing asset allocation strategies and providing rigorous oversight of sub-advisors for the investment options. This helps to ensure that we retain high quality managers and that we leverage our scale across both the Individual Retirement and Group Retirement products. In addition, our variable annuity products offer the following features:

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
While GMxB features provide differentiation in the market, only approximately $47 million, or 0.1%, of our total AV is invested in products with GMxB features (other than ROP death benefits) as of December 31, 2019, and based on current utilization, we do not expect significant flows into these types of GMxB features.
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
The chart below illustrates our net flows for the years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Net Flows
Gross Premiums	$3,533	$3,383	$3,205
Surrenders, Withdrawals and Benefits	(3,266)	(3,287)	(2,938)
Net Flows	$267	$96	$267
The following table presents the gross premiums for each of our markets for the periods specified.

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Gross Premiums by Market
Tax-Exempt	$902	$911	$872
Corporate	537	479	470
Other	49	38	40
Total FYP	1,488	1,428	1,382

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Tax-Exempt	1,531	1,450	1,330
Corporate	330	319	293
Other	184	186	200
Total Renewal Premiums	2,045	1,955	1,823
Gross Premiums	$3,533	$3,383	$3,205
Markets
We primarily operate in the tax-exempt 403(b)/457(b), corporate 401(k) and other markets.

•	Tax-exempt 403(b)/457(b). We primarily serve individual employees of public school systems. To a lesser extent, we also market to government entities that sponsor 457(b) plans.
Overall, the 403(b) and 457(b) markets represent 61% of FYP in the Group Retirement segment for the year ended December 31, 2019. We seek to grow in these markets by increasing our presence in the school districts where we currently operate and also by potentially growing our presence in school districts where we currently do not have access.

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

The following table presents the relative contribution of each of our markets to AV as of the dates indicated.

	As of December 31,
	2019	2018	2017
	(in millions)
AV by Market
Tax-Exempt	$28,895	$24,639	$25,383
Corporate	4,387	3,634	3,959
Other	4,598	4,128	4,564
AV	$37,880	$32,401	$33,906
Distribution
We primarily distribute our products and services to this market through Equitable Advisors and third-party distribution firms. For the year ended December 31, 2019, these channels represented approximately 90% and 10% of our sales, respectively. We also distribute through direct online sales. We employ more than 52 internal and external wholesalers to exclusively market our products through Equitable Advisors and third-party firms.
Equitable Advisors, through RBG, is the primary distribution channel for our products. The cornerstone of the RBG model is a repeatable and scalable advisor recruiting and training model that we believe is more effective than the overall industry model. RBG advisors complete several levels of training that are specific to the education market and give them the requisite skills to assess the educators’ retirement needs and how our products can help to address those needs. Equitable Advisors also accounted for 94% of our 403(b) sales in 2019.
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
The following table presents first year premium by distribution channel for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
FYP by Distribution
Equitable Advisors	$1,341	$1,277	$1,226
Third-Party	147	151	161
Total	$1,488	$1,428	$1,387
Competition
We compete with select insurance companies, asset managers, record keepers and diversified financial institutions that target similar market segments. Competition varies in all market segments with no one company dominating across all market segments. In the K–12 education market, competitors are primarily insurance-based providers that focus on school districts. In the small and medium-sized business market, the primary competitors are insurance-based providers and mutual fund companies. The main features that distinguish our offering to clients include our RBG distribution model, the product features we offer to clients, including guarantees, and our financial strength.
Underwriting and Pricing
We generally do not underwrite our annuity products on an individual-by-individual basis. Instead, we price our products based upon our expected investment returns and assumptions regarding mortality, longevity and persistency for our policyholders collectively, while taking into account historical experience, volatility of expected earnings on our AV, and the expected time to retirement. Our product pricing models also take into account capital requirements, hedging costs and operating expenses. Investment-oriented products are priced based on various factors, which may include investment return, expenses, persistency and optionality.
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
Risk Management
We design our Group Retirement products with the goal of providing attractive features to clients that also minimize risks to us. To mitigate risks to our General Account from fluctuations in interest rates, we apply a variety of techniques that align well with a given product type. We designed our GIO to comply with the National Association of Insurance Commissioners (the “NAIC”) minimum rate (1.00% for new issues), and our 403(b) products that we currently sell include a contractual provision that enables us to limit transfers into the GIO. As most defined contribution plans allow participants to borrow against their accounts, we have made changes to our loan repayment processes to minimize participant loan defaults and to facilitate loan repayments to the participant’s current investment allocation as opposed to requiring repayments only to the GIO. In the 401(k) and 457(b) markets, we may charge a market value adjustment on the assets of the GIO when a plan sponsor terminates its agreement with us. We also prohibit direct transfers to fixed income products that compete with the GIO, which protects the principal in the General Account in a rising interest rate environment.

In the Tax-Exempt market, the benefits include a minimum guaranteed interest rate on our GIO, return of premium death benefits and limited optional GMxB features. The utilization of GMxB features is low. In the Corporate market, the products that we sell today do not offer death benefits in excess of the AV.

As of December 31, 2019, approximately 61% of our General Account AV has a minimum guaranteed rate of 3-4%. Given the growth in net flows to our newer products and the slowing in flows to older blocks due to retirement, we expect that guarantees at a rate over 3% will continue to diminish as a percentage of our overall General Account AV. The table below illustrates the guaranteed minimum rates applicable to our General Account AV for products with the GIO, as of December 31, 2019.

Total General
Guaranteed Minimum Interest Rate	Account AV
(in billions)
1 – < 2%	$3.1
2 – < 3%	1.3
3%	6.9
4%	0.2
Total	$11.5
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
Our Investment Management and Research business had approximately $622.9 billion in AUM as of December 31, 2019, composed of 38% equities, 51% fixed income and 11% multi-asset class solutions, alternatives and other assets. By distribution channel, institutional clients represented 45% of AUM, while retail and private wealth management clients represented 39% and 16% respectively, as of December 31, 2019.
AB has a suite of actively managed, differentiated equity and fixed income services, delivering strong risk-adjusted returns. For instance, 81% of AB’s fixed income services and 62% of AB’s equity services have outperformed their benchmarks over the three-year period ended December 31, 2019. Additionally, at year-end 2019, 69% of AB’s U.S. Fund assets and 66% of AB’s Non-U.S. Fund assets were rated either 4 or 5-stars by Morningstar.
Bernstein Research Services has received top Institutional Investor rankings and Bernstein Private Wealth Management ranks among the top 20 wealth management firms in the United States, according to Barron’s.
We, and AXA and its subsidiaries, are AB’s largest clients. We represented 18% of AB’s total AUM as of December 31, 2019 and 3% of AB’s net revenues for the year ended December 31, 2019. AXA and its subsidiaries represented 5% of AB’s total

AUM as of December 31, 2019 and 2% of AB’s net revenues for the year ended December 31, 2019. AXA has notified AB of its intent to terminate approximately $14 billion of fixed income investment mandates with AB during the first half of 2020. The revenue AB earns from management of these assets is not significant.
AB provides research, diversified investment management and related services globally to a broad range of clients. Its principal services include:

•
Institutional Services—servicing its institutional clients, including private and public pension plans, foundations and endowments, insurance companies, central banks and governments worldwide, and affiliates such as Holdings and its subsidiaries, by means of separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles.

•
Retail Services—servicing its retail clients, primarily by means of retail mutual funds sponsored by AB or Equitable FMG, sub-advisory relationships with mutual funds sponsored by third parties, separately-managed account programs sponsored by financial intermediaries worldwide and other investment vehicles.

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
Products and Services
Investment Services
AB’s broad range of investment services includes:

•	Actively-managed equity strategies, with global and regional portfolios across capitalization ranges, concentration ranges and investment strategies, including value, growth and core equities

•	Actively-managed traditional and unconstrained fixed income strategies, including taxable and tax-exempt strategies;

•	Passive management, including index and enhanced index strategies;

•	Alternative investments, including hedge funds, fund of funds, direct lending and private equity; and

•	Multi-asset solutions and services, including dynamic asset allocation, customized target-date funds and target-risk funds.
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

Custody
AB’s U.S.-based broker-dealer subsidiary acts as custodian for the majority of AB’s Private Wealth Management AUM and some of its Institutional AUM. Other custodial arrangements are maintained by client-designated banks, trust companies, brokerage firms or custodians.
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
Markets
AB operates in major markets around the world, including the United States, EMEA (Europe, the Middle East and Africa) and Asia. Our AUM is disbursed as follows:
By Investment Service ($ in billions):
By Client Domicile ($ in billions):
Distribution
AB distributes its products and solutions through three main client channels: Institutional, Retail and Bernstein Private Wealth Management.
Institutional
AB offers to its institutional clients, which include private and public pension plans, foundations and endowments, insurance companies, central banks and governments worldwide, various of AB’s affiliates, such as Holdings and its subsidiaries, separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles (“Institutional Services”).

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
Competition
AB competes in all aspects of its business with numerous investment management firms, mutual fund sponsors, brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions that often provide investment products with similar features and objectives as those AB offers. AB’s competitors offer a wide range of financial services to the same customers that AB seeks to serve.
To grow its business, AB believes it must be able to compete effectively for AUM. Key competitive factors include: (i) AB’s investment performance for clients; (ii) AB’s commitment to place the interests of its clients first; (iii) the quality of AB’s research; (iv) AB’s ability to attract, motivate and retain highly skilled, and often highly specialized, personnel; (v) the array of investment products AB offers; (vi) the fees AB charges; (vii) Morningstar/Lipper rankings for the AB Funds; (viii) AB’s ability to sell its actively-managed investment services despite the fact that many investors favor passive services; (ix) AB’s operational effectiveness; (x) AB’s ability to further develop and market its brand; and (xi) AB’s global presence.
AUM
AUM by distribution channel were as follows:

	As of December 31,
	2019	2018	2017
	(in billions)
Institutions	$282.7	$246.3	$269.3
Retail	239.2	180.8	192.9
Private Wealth Management	101.0	89.3	92.3
Total	$622.9	$516.4	$554.5

AUM by investment service were as follows:

	As of December 31,
	2019	2018	2017
	(in billions)
Equity
Actively Managed	$177.2	$136.2	$139.4
Passively Managed (1)	60.1	50.2	54.3
Total Equity	237.3	186.4	193.7

Fixed Income
Actively Managed
Taxable	258.3	219.7	247.9
Tax-exempt	47.1	41.7	40.4
Total Actively Managed	305.4	261.4	288.3
Passively Managed (1)	9.3	9.4	9.9
Total Fixed Income	314.7	270.8	298.2

Other (2)
Actively Managed	69.3	58.3	61.9
Passively Managed (1)	1.6	0.9	0.7
Total Other	70.9	59.2	62.6
Total	$622.9	$516.4	$554.5
_____________

(1)	Includes index and enhanced index services.

(2)	Includes certain multi-asset solutions and services and certain alternative investments.
Changes in AUM for the year ended December 31, 2019 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth Management	Total
	(in billions)
Balance as of December 31, 2018	$246.3	$180.8	$89.3	$516.4
Long-term flows:
Sales/new accounts	17.1	75.3	11.3	103.7
Redemptions/terminations	(12.0)	(44.0)	(12.4)	(68.4)
Cash flow/unreinvested dividends	(2.7)	(7.5)	0.1	(10.1)
Net long-term (outflows) inflows	2.4	23.8	(1.0)	25.2
Adjustments (3)	—	—	(0.9)	(0.9)
Transfers	—	0.1	(0.1)	—
Market appreciation	34.0	34.5	13.7	82.2
Net change	36.4	58.4	11.7	106.5
Balance as of December 31, 2019	$282.7	$239.2	$101.0	$622.9

	Distribution Channel
	Institutions	Retail	Private Wealth Management	Total
	(in billions)
Balance as of December 31, 2017	$269.3	$192.9	$92.3	$554.5
Long-term flows:
Sales/new accounts	26.1	54.2	13.5	93.8
Redemptions/terminations	(30.1)	(46.5)	(11.0)	(87.6)
Cash flow/unreinvested dividends	(6.0)	(7.7)	(0.6)	(14.3)
Net long-term (outflows) inflows	(10.0)	—	1.9	(8.1)
Transfers	0.2	0.2	(0.4)	—
Market depreciation	(13.2)	(12.3)	(4.5)	(30.0)
Net change	(23.0)	(12.1)	(3.0)	(38.1)
Balance as of December 31, 2018	$246.3	$180.8	$89.3	$516.4

	Investment Services
	Equity Actively Managed	Equity Passively Managed (1)	Fixed Income Actively Managed—Taxable	Fixed Income Actively Managed—Tax Exempt	Fixed Income Passively Managed (1)	Other (2)	Total
	(in billions)
Balance as of December 31, 2018	$136.2	$50.2	$219.7	$41.7	$9.4	$59.2	$516.4
Long-term flows:
Sales/new accounts	34.7	0.5	53.0	10.0	0.1	5.4	103.7
Redemptions/terminations	(26.4)	(0.8)	(31.5)	(6.8)	(0.4)	(2.5)	(68.4)
Cash flow/unreinvested dividends	(4.3)	(3.8)	(2.8)	(0.2)	(0.6)	1.6	(10.1)
Net long-term (outflows) inflows	4.0	(4.1)	18.7	3.0	(0.9)	4.5	25.2
Adjustments (3)	—	—	(0.4)	(0.5)	—	—	(0.9)
Market appreciation	37.0	14.0	20.3	2.9	0.8	7.2	82.2
Net change	41.0	9.9	38.6	5.4	(0.1)	11.7	106.5
Balance as of December 31, 2019	$177.2	$60.1	$258.3	$47.1	$9.3	$70.9	$622.9

	Investment Services
	Equity Actively Managed	Equity Passively Managed (1)	Fixed Income Actively Managed—Taxable	Fixed Income Actively Managed—Tax Exempt	Fixed Income Passively Managed (1)	Other (2)	Total
	(in billions)
Balance as of December 31, 2017	$139.4	$54.3	$247.9	$40.4	$9.9	$62.6	$554.5
Long-term flows:
Sales/new accounts	36.7	4.0	27.6	7.9	0.1	17.5	93.8
Redemptions/terminations	(22.2)	(0.6)	(40.8)	(6.7)	(0.6)	(16.7)	(87.6)
Cash flow/unreinvested dividends	(3.7)	(3.6)	(6.2)	(0.4)	0.2	(0.6)	(14.3)
Net long-term (outflows) inflows	10.8	(0.2)	(19.4)	0.8	(0.3)	0.2	(8.1)
Adjustments (3)	—	—	—	—	—	—	—
Market appreciation	(14.0)	(3.9)	(8.8)	0.5	(0.2)	(3.6)	(30.0)
Net change	(3.2)	(4.1)	(28.2)	1.3	(0.5)	(3.4)	(38.1)
Balance as of December 31, 2018	$136.2	$50.2	$219.7	$41.7	$9.4	$59.2	$516.4

______________

(1)	Includes index and enhanced index services.

(2)	Includes certain multi-asset solutions and services and certain alternative investments.

(3)	Approximately $900 million of non-investment management fee earning taxable and tax-exempt money market assets were removed from assets under management during the second quarter of 2019.

Net long-term inflows (outflows) for actively-managed investment services as compared to passively managed investment services for years ended December 31, 2019, 2018 and 2017, respectively, are as follows:

	Years Ended December 31,
	2019	2018	2017
	(in billions)
Actively Managed
Equity	$4.0	$10.8	$0.8
Fixed Income	21.7	(18.6)	14.7
Other	4.0	(0.1)	3.6
	$29.7	$(7.9)	$19.1
Passively Managed
Equity	$(4.1)	$(0.2)	$(4.3)
Fixed Income	(0.9)	(0.3)	(1.7)
Other	0.5	0.3	0.1
	(4.5)	(0.2)	(5.9)
Total net long-term inflows (outflows)	$25.2	$(8.1)	$13.2
Average AUM by distribution channel and investment service were as follows:

	Years Ended December 31,
	2019	2018	2017
	(in billions)
Distribution Channel:
Institutions	$265.4	$258.1	$253.8
Retail	212.3	191.8	177.5
Private Wealth Management	96.5	94.3	86.7
Total	$574.2	$544.2	$518.0

Investment Service:
Equity Actively Managed	$158.4	$146.4	$125.6
Equity Passively Managed (1)	56.4	53.8	50.8
Fixed Income Actively Managed – Taxable	239.7	230.3	236.3
Fixed Income Actively Managed – Tax-exempt	44.6	41.3	38.8
Fixed Income Passively Managed (1)	9.4	9.8	10.3
Other (2)	65.7	62.6	56.2
Total	$574.2	$544.2	$518.0
___________

(1)	Includes index and enhanced index services.

(2)	Includes certain multi-asset solutions and services and certain alternative investments.
Fees
Generally, AB is compensated for its investment services on the basis of investment advisory and services fees calculated as a percentage of AUM. Bernstein Research Services revenue consists principally of commissions received for providing equity research and brokerage-related services to institutional investors. The components of net revenues are as follows and are prior to intercompany eliminations:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Investment advisory and services fees:
Institutions
Base fees	$451	$445	$430
Performance-based fees	28	33	45
Total	479	478	475
Retail:
Base fees	1,076	992	923
Performance-based fees	23	18	24
	1,099	1,010	947
Private Wealth Management:
Base fees	845	807	754
Performance-based fees	49	67	25
	894	874	779
Total:
Base fees	2,372	2,244	2,107
Performance-based fees	100	118	94
	2,472	2,362	2,201
Bernstein Research Services	408	439	450
Distribution revenues	455	419	412
Dividend and interest income	104	98	71
Investment gains (losses)	39	3	92
Other revenues	97	99	98
Total revenues	3,575	3,420	3,324
Less: Interest expense	57	53	25
Net revenues	$3,518	$3,367	$3,299
Protection Solutions
Our Protection Solutions segment includes our life insurance and employee benefits businesses. We have a long history of providing life insurance products to help affluent and high net worth individuals and small and medium-sized business owners protect and transfer their wealth. We are currently focused on the relatively less capital-intensive asset accumulation segments of the market, with leading offerings in the VUL and IUL markets.
We offer a targeted range of life insurance products aimed at serving the financial needs of our clients throughout their lives. Our product offerings include VUL, IUL and term life products, which represented 52%, 37% and 10% of our total life insurance annualized premium, respectively, for the year ended December 31, 2019. Our products are distributed through Equitable Advisors and select third-party firms. We benefit from a long-term, stable distribution relationship with Equitable Advisors, with Equitable Advisors representing approximately 76% of our total life insurance sales for the year ended December 31, 2019.
In 2015, we entered the employee benefits market focusing on small and medium-sized businesses, a target market for our life insurance business and Group Retirement 401(k) market. We currently offer a core suite of employee benefits products, including life, short- and long-term disability, dental and vision insurance products. We sell our employee benefits products through Equitable Advisors and third-party distributors, including regional, national and local brokers. We believe our high-quality technology platform is a differentiator and will further augment our solutions for small and medium-sized businesses.

Our Protection Solutions segment provides strong cash flows generated by our in-force book and capital diversification benefits. The primary sources of revenue are premiums, investment income, asset-based fees (investment management and 12b-1 fees), and policy charges (expense loads, surrender charges and mortality charges), as well as fees collected from Equitable Advisors non-proprietary sales through Equitable Network.
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
We have three permanent life insurance offerings built upon a UL insurance framework: IUL, VUL and corporate-owned life insurance targeting the small and medium-sized business market. Universal life policies offer flexible premiums, and generally offer the policyholder the ability to choose one of two death benefit options: a level benefit equal to the policy’s original face amount or a variable benefit equal to the original face amount plus any existing policy AV. Our universal life insurance products include single-life and second-to-die (i.e., survivorship) products.
IUL. IUL uses an equity-linked approach for generating policy investment returns. The equity linked options provide upside return based on an external equity-based index (e.g., S&P 500) subject to a cap. In exchange for this cap on investment returns, the policy provides downside protection in that annual investment returns protect the policyholder in the event of a market movement down to a certain buffer. As noted above, the performance of any universal life insurance policy also depends on the level of policy charges. For further discussion, see “—Pricing and Fees.”
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
We work with Equitable FMG to identify and include appropriate underlying investment options in our variable life products, as well as to control the costs of these options.
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
Other Benefits. We offer a portfolio of riders to provide clients with additional flexibility to protect the value of their investments and overcome challenges. Our Long-Term Care Services Rider provides an acceleration of the policy death benefit in the event of a chronic illness and has been elected on 38% of all eligible policies and elected on 33% of all new policies sold during the year ended December 31, 2019. The MSO, referred to above and offered via a policy rider on our variable life products, provides policyholders with the opportunity to manage volatility. The return of premium rider provides a guarantee that the death benefit payable will be no less than the amount invested in the policy.

The following table presents individual life insurance annualized premiums for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Annualized Premium
Indexed Universal Life	$77	$81	$82
Variable Universal Life	107	107	94
Term	20	19	19
Other (1)	2	3	3
Total	$206	$210	$198
______________

(1)	For the individual life insurance in-force, other includes current assumption universal life insurance, whole life insurance and other products available for sale but not actively marketed.
The following table presents individual life insurance FYP and renewals by product and total gross premiums for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
FYP by Product Line
Universal Life	$2	$3	$4
Indexed Universal Life	203	216	219
Variable Universal Life	181	176	163
Term	20	19	19
Other (1)	1	1	1
Total	$407	$415	$406

Renewals by Product Line
Universal Life	$895	$918	$913
Indexed Universal Life	248	224	189
Variable Universal Life	921	904	959
Term	498	483	504
Other (1)	22	24	27
Total	$2,584	$2,553	$2,592

Total Gross Premiums	$2,991	$2,968	$2,998
______________

(1)	For the individual life insurance in-force, other includes current assumption universal life insurance, whole life insurance and other products available for sale but not actively marketed.
Our in-force book spans four insurance companies, Equitable Life, Equitable America, USFL and Equitable L&A. USFL and Equitable L&A are closed for new business. Certain term products and permanent products riders from Equitable America, USFL and Equitable Life have been reinsured to our captive reinsurer EQ AZ Life Re. Our in-force portfolio is made up of core product offerings as described above, as well as past generation product offerings that include current assumption universal life insurance, whole life insurance and other products.
The following table presents our in-force face amount and Protection Solutions Reserves as of the dates indicated, respectively, for the individual life insurance products we offer:

	As of December 31,
	2019	2018	2017
	(in billions)
In-force face amount by product: (1)
Universal Life (2)	$53.3	$55.9	$59.0
Indexed Universal Life	25.8	22.9	20.5
Variable Universal Life (3)	127.5	127.3	128.9
Term	233.5	234.9	235.9
Whole Life	1.4	1.4	1.6
Total in-force face amount	$441.5	$442.4	$445.9

	As of December 31,
	2019	2018	2017
	(in millions)
Protection Solutions Reserves (4)
General Account	$17,298	$17,562	$17,296
Separate Accounts	13,616	11,393	12,643
Total Protection Solutions Reserves	$30,914	$28,955	$29,939
______________

(1)	Does not include life insurance sold as part of our employee benefits business as it is a start-up business with a limited amount of in-force policies.

(2)	Universal life includes guaranteed universal life insurance products.

(3)	Variable universal life includes variable life insurance and corporate-owned life insurance.

(4)	Does not include Protection Solutions Reserves for our employee benefits business as it is a start-up business and therefore has immaterial in-force policies.
In order to optimize our capital efficiency and improve the profitability of new business, in 2009, we made a strategic decision to exit the guaranteed universal life (“GUL”) insurance and 30-year term life insurance markets. Over the past decade, we have refocused our offering to less capital-intensive segments of the market. The following chart shows this shift in our product sales (annualized premiums) from 2008 to 2019:

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
On December 10, 2019, we entered into a definitive agreement to sell USFL and MONY Life Insurance Company of the Americas, Ltd.(“MLICA") to Heritage Life Insurance Company. USFL and MLICA are closed-block businesses which were part of the MONY Group acquisition in 2004 and have been in run off since 2

007. The transaction is expected to close in the first quarter of 2020 and is subject to regulatory approval and satisfaction of other closing conditions.
Markets
We focus on certain segments of the life insurance market, particularly affluent and high net worth individuals, as well as small and medium-sized businesses. We focus on creating value for our customers through the differentiated features and benefits we offer on our products. We distribute these products through retail advisors and third-party firms who demonstrate the value of life insurance in helping clients to accumulate wealth and protect their assets.
Distribution
We primarily distribute life insurance through two channels: Equitable Advisors and third-party firms.
To supplement our sales through Equitable Advisors, distribution through third-party firms provides efficient access to independent producers on a largely variable cost basis. Brokerage general agencies, producer groups, banks, warehouses, independent broker-dealers and registered investment advisers are all important partners who distribute our products today. We also have a competitive strength serving specialty markets including professional athletes, entertainers and foreign national residents.
The following table presents individual life insurance annualized premium by distribution channel for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Annualized Premium by Distribution
Equitable Advisors	$157	$165	$157
Third-Party Firms	49	45	42
Total	$206	$210	$199
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
Our team of underwriters and medical directors is dedicated to making accurate, timely and competitive underwriting decisions. Our line underwriters are empowered to make decisions and receive support of underwriting managers and medical directors when needed.

Our financial due diligence team combines legal, financial and investigative expertise to support the financial underwriting of complex cases, assist in case design and plays an important role in fraud prevention. We continuously monitor our underwriting decisions through internal audits and other quality control processes, to ensure accurate and consistent application of our underwriting guidelines.
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
Captive Reinsurance. EQ AZ Life Re Company reinsures a 90% quota share of level premium term insurance issued by Equitable Life on or after March 1, 2003 through December 31, 2008, a 100% quota share of level term insurance issued by USFL on or after December 31, 2004, and 90% of the risk of the lapse protection riders under UL insurance policies issued by Equitable Life on or after June 1, 2003 through June 30, 2007 and those issued by Equitable America on or after June 1, 2003 through June 30, 2007 on a 90% quota share basis as well as excess claims relating to certain variable annuities with GMIB riders issued by Equitable Life. We use captive reinsurance as part of our capital management strategy. For additional information regarding our use of captives, see “Business—Regulation—Insurance Regulation—Captive Reinsurance and Variable Annuity Capital Standards”, “Risk Factors—Risks Relating to Our Retirement and Protection Businesses—Risks Relating to Our Reinsurance and Hedging Programs—Our reinsurance arrangements with affiliated captives may be adversely impacted by changes to policyholder behavior assumptions under the reinsured contracts, the performance of their hedging program, their liquidity needs and their overall financial results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Captive Reinsurance Companies.”
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
Employee Benefits
Our employee benefits business focuses on serving small and medium-sized businesses, a priority segment for us, offering these businesses a differentiated technology platform and competitive suite of group insurance products. Though we only entered the market in 2015, we now offer coverage nationally. Leveraging our innovative technology platform, we have formed strategic partnerships with large insurance and health carriers as their primary group benefits provider. As a new entrant in the employee benefits market we were able to build a platform from the ground up, without reliance on legacy systems. This puts us in a position to embrace industry shifts quickly and provides us with an advantage over many competitors.

Products
Our products are designed to provide valuable protection for employees as well as help employers attract employees and control costs. We currently offer a suite of life, short- and long-term disability, dental and vision insurance products.
For the year ended December 31, 2019, employee benefits gross premiums amounted to $107 million, mainly driven by group life insurance sales ($53 million), short- and long-term disability ($38 million) and dental ($15 million). For the year ended December 31, 2019, annualized premiums amounted to $52 million.
Markets
Our employee benefit product suite is focused on small and medium-sized businesses seeking simple, technology-driven employee benefits management. We built the employee benefits business based on feedback from brokers and employers, ensuring the business’ relevance to the market we address. We are committed to continuously evolving our product suite and technology platform to meet market needs.

Distribution
We distribute our employee benefits products through strategic partnerships, Equitable Advisors and through a growing network of brokerage organizations, including private exchanges, health plans and professional employer organizations.
Competition
The employee benefits marketplace is a competitive environment. The main factors of competition include price, quality of customer service and claims management, technological capabilities, quality of distribution and financial strength ratings. In this market, we compete with several companies offering similar products. In addition, there is competition in attracting brokers to actively market our products. Key competitive factors in attracting brokers include product offerings and features, financial strength, support services and compensation.
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
Corporate and Other
Corporate and Other includes certain of our financing and investment expenses. It also includes: the Equitable Advisors broker-dealer business, Closed Block, run-off variable annuity reinsurance business, run-off group pension business, run-off health business, benefit plans for our employees and certain unallocated items, including capital and related investments, interest expense and corporate expense. AB’s results of operations are reflected in the Investment Management and Research segment. Accordingly, Corporate and Other does not include any items applicable to AB.
Equitable Advisors Broker-Dealer Business
Equitable Advisors provides financial planning and advice, insurance and savings solutions, as well as full-service brokerage services through our financial advisors who have access to a broad selection of both affiliated and non-affiliated products to help clients meet their financial needs. While the revenue from retirement and protection products sold through Equitable Advisors is recognized within the Individual Retirement, Group Retirement and Protection Solutions

segments, Corporate and Other includes revenue from the assets under administration (“AUA”) of the Equitable Advisors broker-dealer business. As of December 31, 2019, the Equitable Advisors broker-dealer business included $54 billion in AUA.
Closed Block
In connection with the demutualization of Equitable Life in 1992, the Closed Block was established for the benefit of certain classes of individual participating policies for which Equitable Life had a dividend scale payable in 1991 and which were in force on that date. Assets were allocated to the Closed Block in an amount which, together with anticipated revenues from policies included in the Closed Block, was reasonably expected to be sufficient to support such business, including provisions for the payment of claims, certain expenses and taxes, and for the continuation of dividend scales payable in 1991, assuming the experience underlying such scales continues.
Assets allocated to the Closed Block inure solely to the benefit of the holders of policies included in the Closed Block and will not revert to the benefit of the Company. The plan of demutualization prohibits the reallocation, transfer, borrowing or lending of assets between the Closed Block and other portions of the General Account, any of our Separate Accounts or to any affiliate of ours without the approval of the New York State Department of Financial Services (“NYDFS”). Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the General Account. The excess of Closed Block liabilities over Closed Block assets represents the expected future post-tax contribution from the Closed Block which would be recognized in income over the period the policies and contracts in the Closed Block remain in force.
For additional information on the Closed Block, see Note 6 of the Notes to the Consolidated Financial Statements.
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
A summary of ACS Life’s exposures to GMxB features is provided in the table below.

	As of December 31,
	2019	2018	2017
ACS Life In-Force VA
GMDB
Policy Count (in thousands)	168	193	215
Reinsured Account Value (in billions)	$8	$8	$10
Net amount at risk (in millions)	$410	$1,040	$637
Reserves (in millions)	$76	$82	$95

GMIB
Policy Count (in thousands)	43	48	52
Reinsured Account Value (in billions)	$2	$2	$3
Net amount at risk (in millions)	$312	$362	$281
Reserves (in millions)	$186	$183	$194
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

Equitable FMG
Equitable FMG is the investment manager and administrator for our proprietary variable funds and supports each of our retirement and protection businesses. Accordingly, Equitable FMG’s results are embedded in the Individual Retirement, Group Retirement and Protection Solutions segments. Equitable FMG helps add value and marketing appeal to our retirement and protection solutions products by bringing investment management expertise and specialized strategies to the underlying investment lineup of each product. In addition, by advising an attractive array of proprietary investment portfolios (each, a “Portfolio,” and together, the “Portfolios”), Equitable FMG brings investment acumen, financial controls and economies of scale to the construction of high-quality, economical underlying investment options for our products. Finally, Equitable FMG is able to leverage its scale in negotiating for investment services, operations, trading and administrative functions for the Portfolios.
Equitable FMG provides investment management and administrative services to proprietary investment vehicles sponsored by the Company, including investment companies that are underlying investment options for our variable insurance and annuity products. Equitable FMG is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). Equitable FMG serves as the investment adviser to three investment companies that are registered under the Investment Company Act of 1940, as amended—EQAT, Equitable Premier VIP Trust and 1290 Funds (each, a “Trust” and collectively, the “Trusts”)—and to two private investment trusts established in the Cayman Islands. Each of the investment companies and private investment trusts is a “series” type of trust with multiple Portfolios. Equitable FMG provides discretionary investment management services to the Portfolios, including, among other things, (1) portfolio management services for the Portfolios; (2) selecting investment sub-advisers; and (3) developing and executing asset allocation strategies for multi-advised Portfolios and Portfolios structured as funds-of-funds. Equitable FMG also provides administrative services to the Portfolios. Equitable FMG is further charged with ensuring that the other parts of the Company that interact with the Trusts, such as product management, the distribution system and the financial organization, have a specific point of contact.
Equitable FMG has a variety of responsibilities for the general management and administration of its investment company clients. One of Equitable FMG’s primary responsibilities is to provide clients with portfolio management and investment advisory evaluation services, principally by reviewing whether to appoint, dismiss or replace sub-advisers to each Portfolio, and thereafter monitoring and reviewing each sub-adviser’s performance through qualitative and quantitative analysis, as well as periodic in-person, telephonic and written consultations with the sub-advisers. Currently, Equitable FMG has entered into sub-advisory agreements with more than 45 different sub-advisers, including AB. Another primary responsibility of Equitable FMG is to develop and monitor the investment program of each Portfolio, including Portfolio investment objectives, policies and asset allocations for the Portfolios, select investments for Portfolios (or portions thereof) for which it provides direct investment selection services, and ensure that investments and asset allocations are consistent with the guidelines that have been approved by clients. The administrative services that Equitable FMG provides to the Portfolios include, among others, coordination of each Portfolio’s audit, financial statements and tax returns; expense management and budgeting; legal administrative services and compliance monitoring; portfolio accounting services, including daily net asset value accounting; risk management; and oversight of proxy voting procedures and anti-money laundering program.
Regulation
Insurance Regulation
Our insurance subsidiaries are licensed to transact insurance business and are subject to extensive regulation and supervision by insurance regulators, in all 50 states of the United States, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and nine of Canada’s thirteen provinces and territories. The primary regulator of an insurance company, however, is located in its state of domicile. Equitable Life is domiciled in New York and is primarily regulated by the superintendent of the NYDFS. ACS Life is domiciled in Delaware and is primarily regulated by the Commissioner of the Delaware Department of Insurance. Equitable America, EQ AZ Life Re and CS Life RE are domiciled in Arizona and are primarily regulated by the Director of Insurance of the Arizona Department of Insurance. Equitable L&A is domiciled in Colorado and is primarily regulated by the Commissioner of Insurance of the Colorado Division of Insurance. USFL is domiciled in Ohio and is primarily regulated by the Director of Insurance of the Ohio Department of Insurance. The extent of regulation by jurisdiction varies, but most jurisdictions have laws and regulations governing the financial aspects and business conduct of insurers. State laws in the United States grant insurance regulatory authorities broad administrative powers with respect to, among other things, licensing companies to transact business, sales practices, establishing statutory capital and reserve requirements and solvency standards, reinsurance and hedging, protecting privacy, regulating advertising, restricting the payment of dividends and other transactions between affiliates, permitted types and concentrations of investments and business conduct to be maintained by insurance companies as well as agent and insurance producer licensing, and, to the extent applicable to the particular type of insurance, approval or filing of policy forms and rates. Insurance regulators have the discretionary authority to limit or prohibit new issuances of business to policyholders within their jurisdictions when, in their judgment, such regulators determine that the issuing company is not maintaining adequate statutory surplus or capital. Additionally, the New York Insurance Law limits sales commissions and certain other marketing expenses that we may incur. For additional information on insurance regulation, see “Risk Factors—Legal and Regulatory Risks.”
Supervisory agencies in each of the jurisdictions in which we do business may conduct regular or targeted examinations of our operations and accounts and make requests for particular information from us. For example, periodic financial examinations of the books, records, accounts and business practices of insurers domiciled in their states are generally conducted by such supervisory agencies every three to five years. From time to time, regulators raise issues during examinations or audits of us that could, if determined adversely, have a material adverse effect on us. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements. In addition to oversight by state insurance regulators in recent years, the insurance industry has seen an increase in inquiries from state attorneys general and other state officials regarding compliance with certain state insurance, securities and other applicable laws. We have received and responded to such inquiries from time to time. For additional information on legal and regulatory risks, see “Risk Factors—Legal and Regulatory Risks.”
Each of our insurance subsidiaries are required to file detailed annual and, with the exception of CS Life RE and EQ AZ Life Re, quarterly financial statements, prepared on a statutory accounting basis or in accordance with other accounting practices prescribed or permitted by the applicable regulator, with supervisory agencies in each of the jurisdictions in which such subsidiary does business. The NAIC has approved a series of uniform statutory accounting principles (“SAP”) that have been adopted by all state insurance regulators, in some cases with certain modifications. As a basis of accounting, SAP was developed to monitor and regulate the solvency of insurance companies. In developing SAP, the insurance regulators were primarily concerned with assuring an insurer’s ability to pay all its current and future obligations to policyholders. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary state. The values for assets, liabilities and equity reflected in financial statements prepared in accordance with U.S. GAAP are usually different from those reflected in financial statements prepared under SAP. See Note 18 of the Notes to the Consolidated Financial Statements.
Holding Company and Shareholder Dividend Regulation
Most states, including Arizona, Colorado, Delaware, New York and Ohio, regulate transactions between an insurer and its affiliates under insurance holding company acts. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require that all transactions affecting insurers within a holding company system be fair and reasonable and, in many cases, require prior notice and approval or non-disapproval by the state’s insurance regulator.
The insurance holding company laws and regulations generally also require a controlled insurance company (i.e., an insurer that is a subsidiary of an insurance holding company) to register and file with state insurance regulatory authorities certain reports, including information concerning its capital structure, ownership, financial condition, certain intercompany transactions and general business operations. States generally require the ultimate controlling person of a U.S. insurer to file an annual enterprise risk report with the lead state of the insurance holding company system identifying risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole.
State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. Under the New York insurance laws applicable to Equitable Life, a domestic stock life insurer may not, without prior approval of the NYDFS, pay an ordinary dividend to its stockholders exceeding an amount calculated under one of two standards. The first standard allows payment of an ordinary dividend out of the insurer’s earned surplus (as reported on the insurer’s most recent annual statement) up to a limit calculated pursuant to a statutory formula, provided that the NYDFS is given prior notice of such dividend and opportunity to disapprove the dividend if certain qualitative tests are not met (the “Earned Surplus Standard”). The second standard allows payment of an ordinary dividend up to a limit calculated pursuant to a different statutory formula without regard to the insurer’s earned surplus (the “Alternative Standard”). Dividends exceeding these prescribed limits (“extraordinary dividends”) require the insurer to file a notice of its intent to declare the dividends with the NYDFS and obtain prior approval or non-disapproval from the NYDFS with respect to such dividends.
Other states have limitations on dividends similar to New York’s, providing that dividends in excess of prescribed limits, based on prior year’s earnings and surplus of the insurance company, established by applicable state regulation, are considered to be extraordinary dividends and require explicit approval from the applicable state regulator. In addition, the insurance laws of some states require that any dividend to a domestic insurance company’s stockholders be paid from the insurer’s earned surplus or that prior approval or non-disapproval be obtained from the state’s domiciliary insurance regulator for any dividend that would be paid from other than the insurer’s earned surplus. As a holding company, we depend on dividends from our subsidiaries to meet our obligations. For additional information on shareholder dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
State insurance holding company laws and regulations also regulate changes in control. State laws generally provide that no person, corporation or other entity may acquire control of a domestic insurance company, or any parent company of such insurance company, without the prior approval of the insurance company’s domiciliary state insurance regulator. Generally, any person acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company is presumed to have acquired “control” of the company. This statutory presumption may be rebutted by a showing that control does not exist in fact. State insurance regulators, however, may find that “control” exists in circumstances in which a person owns or controls, directly or indirectly, less than 10% of voting securities.
The laws and regulations regarding acquisition of control transactions may discourage potential acquisition proposals and may delay or prevent a change of control involving us, including through unsolicited transactions that some of our shareholders might consider desirable.
NAIC
The mandate of the NAIC is to benefit state insurance regulatory authorities and consumers by promulgating model insurance laws and regulations for adoption by the states. The NAIC has established statutory accounting principles set forth in its Accounting Practices and Procedures Manual (the “Manual”). However, a state may have or in the future may adopt statutory accounting principles that may differ from the Manual. Changes to the Manual or states’ adoption of prescribed differences to the Manual may impact the statutory capital and surplus of our U.S. insurance companies.
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
In connection with amendments to the NAIC Standard Valuation Law requiring the application of a principles-based approach to reserving for life and annuity contracts, amendments have been made to the NAIC Valuation Manual (the “Valuation Manual”). Principles-based reserving is designed to better address reserving for life insurance and annuity products. The principles-based reserving approach became effective for new business on January 1, 2017 in the states where the Standard Valuation Law and Valuation Manual had been adopted, with a three-year phase-in period ending on January 1, 2020. The New York Legislature enacted legislation adopting principles-based reserving in June 2018, which was signed into law by the Governor in December 2018. In May 2019, the NYDFS promulgated a regulation affirming the NYDFS Superintendent’s authority to deviate from the Valuation Manual to adjust the reserves of a New York domestic life insurance company, if necessary, in order to protect policyholders, pending promulgation of a final regulation. The NYDFS is currently in the process of amending this regulation to implement the detailed principles-based reserving requirements in New York.
In August 2017, the NAIC released a paper on macro-prudential initiatives, in which the NAIC proposed potential enhancements in supervisory practices related to liquidity, recovery and resolution, capital stress testing and counterparty exposure concentrations for life insurers. The purpose of this initiative is to enhance risk identification efforts by building on the state-based regulation system. As part of this initiative, the NAIC is continuing to develop a liquidity stress-testing framework for certain large U.S. life insurers and insurance groups as a regulatory tool. (The framework likely will be based on amounts of certain types of business written or material exposure to certain investment transactions, such as derivatives and securities lending.)
Captive Reinsurance Regulation and Variable Annuity Capital Standards
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
In 2015, the NAIC Financial Condition (E) Committee established a working group to study and address, as appropriate, regulatory issues resulting from variable annuity captive reinsurance transactions, including reforms that would improve the current statutory reserve and RBC framework for insurance companies that sell variable annuity products. In August 2018, the NAIC adopted the new framework developed and proposed by this working group. Following its referral to various NAIC committees to develop the full implementation details, the new framework became operational in January 2020. Among other changes, the new framework includes new prescriptions for reflecting hedge effectiveness, investment returns, interest rates, mortality and policyholder behavior in calculating statutory reserves and RBC. Once effective, it is expected to materially change the level of variable annuity reserves and RBC requirements as well as their sensitivity to capital markets including interest rate, equity markets, volatility and credit spreads. Overall, we believe the NAIC reform has moved variable annuity capital standards towards an economic framework and is consistent with how we manage our business. The Company adopted the NAIC reserve and capital framework for the year ended December 31, 2019.
On February 26, 2020 the NYDFS adopted amendments to Regulation 213 that differ from the NAIC variable annuity reserve and capital framework described above. These amendments will not materially affect the Company’s GAAP financial condition, results of operations or stockholders’ equity.  However,  Regulation 213, as amended, absent management action, will require the Company’s principal insurance subsidiary, Equitable Life, to carry statutory basis reserves for its variable annuity contract obligations equal to the greater of those required under (i) the NAIC standard or (ii) a revised version of the NYDFS requirement in effect prior to the adoption of the amendment for contracts issued prior to January 1, 2020, and for policies issued after that date a new standard that we believe is more conservative than the NAIC standard.  Absent management action, we believe that the adoption of the amendments will materially increase the statutory basis reserves that Equitable Life will be required to carry and, will materially and adversely affect the capacity of Equitable Life to distribute dividends to the Company beyond 2020.  As a holding company the Company relies on dividends and other payments from its subsidiaries and, accordingly, any material limitation on Equitable Life’s dividend capacity could materially affect the Company’s ability to return capital to stockholders through dividends and stock repurchases.  The Company is considering management actions to mitigate the impact of Regulation 213. These actions could include seeking further amendment of Regulation 213 or exemptive relief therefrom to make the regulation’s application to Equitable Life more consistent with the NAIC reserve and capital framework, as well as changing the company’s underwriting practices to emphasize issuing variable annuity products out of affiliates which are not domiciled in New York, increasing the use of reinsurance and other corporate transactions intended to reduce the impact of the regulation.  There can be no assurance that any management action individually or collectively will fully mitigate the impact of Regulation 213.
Other state insurance regulators may also propose and adopt standards different from the NAIC framework.
We cannot predict what revisions, if any, will be made to the model laws and regulations relating to the use of captives. Any regulatory action that limits our ability to achieve desired benefits from the use of or materially increases our cost of using captive reinsurance and applies retroactively, without grandfathering provisions for existing captive variable annuity reinsurance entities, could have a material adverse effect on our financial condition or results of operations. For additional information on our use of a captive reinsurance company, see “Risk Factors—Legal and Regulatory Risks.”
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
New York Insurance Regulation 210
State regulators are currently considering whether to apply regulatory standards to the determination and/or readjustment of non-guaranteed elements (“NGEs”) within life insurance policies and annuity contracts that may be adjusted at the insurer’s discretion, such as the cost of insurance for universal life insurance policies and interest crediting rates for life insurance policies and annuity contracts. For example, in March 2018, Insurance Regulation 210 went into effect in New York. That regulation establishes standards for the determination and any readjustment of NGEs, including a prohibition on increasing profit margins on existing business or recouping past losses on such business, and requires advance notice of any adverse change in a NGE to both the NYDFS as well as to affected policyholders. We are continuing to assess the impact of Regulation 210 on our business. Beyond the New York regulation and a similar rule recently enacted in California that took effect on July 1, 2019, the likelihood of enactment of any such state-based regulation is uncertain at this time, but if implemented, these regulations could have adverse effects on our business and consolidated results of operations.
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
Certain of our subsidiaries, including Equitable Advisors, Equitable Distributors, AllianceBernstein Investments, Inc. and Sanford C. Bernstein & Co., LLC (“SCB LLC”), are registered as broker-dealers (collectively, the “Broker-Dealers”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Broker-Dealers are subject to extensive regulation by the SEC and are members of, and subject to regulation by, the Financial Industry Regulatory Authority, Inc. (“FINRA”), a self-regulatory organization subject to SEC oversight. The Broker-Dealers are subject to the capital requirements of the SEC and/or FINRA, which specify minimum levels of capital (“net capital”) that the Broker-Dealers are required to maintain and also limit the amount of leverage that the Broker-Dealers are able to employ in their businesses. The SEC and FINRA also regulate the sales practices of the Broker-Dealers. In recent years, the SEC and FINRA have intensified their scrutiny of sales practices relating to variable annuities, variable life insurance and alternative investments, among other products. In addition, the Broker-Dealers are also subject to regulation by state securities administrators in those states in which they conduct business, who may also conduct examinations and direct inquiries to the Broker-Dealers.
Certain of our Separate Accounts are registered as investment companies under the Investment Company Act. Separate Accounts interests under certain annuity contracts and insurance policies issued by us are also registered under the Securities Act. EQAT, Equitable Premier VIP Trust and 1290 Funds are registered as investment companies under the Investment Company Act and shares offered by these investment companies are also registered under the Securities Act. Many of the investment companies managed by AB, including a variety of mutual funds and other pooled investment vehicles, are registered with the SEC under the Investment Company Act, and, if appropriate, shares of these entities are registered under the Securities Act.

Certain subsidiaries including Equitable FMG, Equitable Advisors and AB and certain of its subsidiaries are registered as investment advisers under the Investment Advisers Act. The investment advisory activities of such registered investment advisers are subject to various federal and state laws and regulations and to the laws in those foreign countries in which they conduct business. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations.
Equitable FMG is registered with the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to certain portfolios and is also a member of the National Futures Association (“NFA”). AB and certain of its subsidiaries are also separately registered with the CFTC as commodity pool operators and commodity trading advisers; SCB LLC is also registered with the CFTC as a commodity introducing broker. The CFTC is a federal independent agency that is responsible for, among other things, the regulation of commodity interests and enforcement of the Commodity Exchange Act (“CEA”). The NFA is a self-regulatory organization to which the CFTC has delegated, among other things, the administration and enforcement of commodity regulatory registration requirements and the regulation of its members. As such, Equitable FMG is subject to regulation by the NFA and CFTC and is subject to certain legal requirements and restrictions in the CEA and in the rules and regulations of the CFTC and the rules and by-laws of the NFA on behalf of itself and any commodity pools that it operates, including investor protection requirements and anti-fraud prohibitions, and is subject to periodic inspections and audits by the CFTC and NFA. Equitable FMG is also subject to certain CFTC-mandated disclosure, reporting and record-keeping obligations.
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
Dodd-Frank Wall Street Reform and Consumer Protection Act
Currently, the U.S. federal government does not directly regulate the business of insurance. While the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) does not remove primary responsibility for the supervision and regulation of insurance from the states, Title V of the Dodd-Frank Act establishes the Federal Insurance Office (“FIO”) within the U.S. Treasury Department and reforms the regulation of the non-admitted property and casualty insurance market and the reinsurance market. The Dodd-Frank Act also established the Financial Stability Oversight Council (“FSOC”), which is authorized to subject non-bank financial companies, including insurers, to supervision by the Federal Reserve and enhanced prudential standards if the FSOC determines that a non-bank financial institution could pose a threat to U.S. financial stability. On December 4, 2019, the Secretary of the Treasury announced FSOC’s issuance of final guidance prioritizing an activities-based approach for identifying and addressing potential risks to financial stability instead of individual designations, and enhancing the analytical process, engagement and transparency of the designation process.
The FIO has authority that extends to all lines of insurance except health insurance, crop insurance and (unless included with life or annuity components) long-term care insurance. Under the Dodd-Frank Act, the FIO is charged with monitoring all aspects of the insurance industry (including identifying gaps in regulation that could contribute to a systemic crisis), recommending to the FSOC the designation of any insurer and its affiliates as a non-bank financial company subject to oversight by the Board of Governors of the Federal Reserve System (including the administration of stress testing on capital), assisting the Treasury Secretary in negotiating “covered agreements” with non-U.S. governments or regulatory authorities, and, with respect to state insurance laws and regulation, determining whether state insurance measures are pre-empted by such covered agreements.
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
Over-The-Counter Derivatives Regulation
The Dodd-Frank Act includes a framework of regulation for the over-the-counter (“OTC”) derivatives markets, which gives authority to the CFTC to regulate “swaps” and the SEC to regulate “security-based swaps.” Swaps include, among other things, OTC derivatives on interest rates, commodities, broad-based securities indexes and currency. Security-based swaps include, among other things, OTC derivatives on single securities, baskets of securities, narrow-based indexes or loans.
The Dodd-Frank Act authorized the SEC and the CFTC to mandate that a substantial portion of OTC derivatives must be executed in regulated markets and be submitted for clearing to regulated clearinghouses and directed the SEC and CFTC to establish documentation, recordkeeping and registration requirements for swap dealers and major swap participants for derivatives that continued to trade on the OTC market. The Dodd-Frank Act also directed the SEC, CFTC, the Office of the Comptroller of the Currency (“OCC”), the Federal Reserve Board, the FDIC, the Farm Credit Administration, and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”), with respect to the respective entities they regulate, to develop margin rules for OTC derivatives and capital rules for regulated dealers and major participants. The Prudential Regulators completed substantially all of the required regulations by 2017, although the CFTC has not yet finalized its capital rules for swap dealers and recently re-proposed those rules. In December 2019 the SEC finalized and adopted the final set of rules related to security-based swaps, which triggers the compliance date for security-based swap entities registration and compliance with previously adopted rules regarding margin, capital, segregation, recordkeeping and reporting and business conduct for security-based swaps.  The rules will become effective on the later of March 1, 2020 or 60 days after publication in the Federal Register and the compliance date for registration of security-based swap entities will be 18 months after the effective date.
As a result of these regulations, several types of CFTC-regulated swaps are required to be traded on swap execution facilities and cleared through a regulated designated clearing organization (“DCO”). Swaps submitted for clearing are subject to minimum initial and variation margin requirements set by the relevant DCO.
Under the CFTC regulations, swaps traded by a non-banking entity are currently subject to variation margin requirements as well as, for certain entities, initial margin, as mandated by the CFTC. Under regulations adopted by the Prudential Regulators, both swaps and security-based swaps traded by banking entities are currently subject to variation margin requirements and, for certain entities, initial margin requirements as well. Initial margin requirements imposed by the CFTC and the Prudential Regulators are being phased in over a period of time. As a result, initial margin requirements will take effect for larger counterparties beginning in September 2020 and for smaller counterparties beginning September 2021. The CFTC regulations require us to post and collect variation margin (comprised of specified liquid instruments and subject to a required haircut) in connection with trading of swaps with CFTC-regulated swap dealers, and the regulations adopted by the Prudential Regulators require us to post and collect variation margin when trading either swaps or security-based swaps with a dealer regulated by the Prudential Regulators.
In addition, regulations adopted by the Prudential Regulators that became effective in 2019 require certain bank-regulated counterparties and certain of their affiliates to include in qualified financial contracts, including many derivatives contracts, repurchase agreements and securities lending agreements, terms that delay or restrict the rights of counterparties, such as us, to terminate such contracts, foreclose upon collateral, exercise other default rights or restrict transfers of affiliate credit enhancements (such as guarantees) in the event that the bank-regulated counterparty and/or its affiliates are subject to certain types of resolution or insolvency proceedings. It is possible that these new requirements in the market, could adversely affect our ability to terminate existing derivatives agreements or to realize amounts to be received under such agreements. The Dodd-Frank Act and related federal regulations and foreign derivatives requirements expose us to operational, compliance, execution and other risks, including central counterparty insolvency risk.
We use derivatives to mitigate a wide range of risks in connection with our business, including the impact of increased benefit exposures from certain variable annuity products that offer GMxB features. We have always been subject to the risk that our hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) and the reduced availability of customized derivatives that might result from the enactment and implementation of new regulations.
Broker-Dealer Regulation
The Dodd-Frank Act provides that the SEC may promulgate rules to provide that the standard of conduct for all broker-dealers, when providing personalized investment advice about securities to retail customers (and any other customers as the SEC may by rule provide) will be the same as the standard of conduct applicable to an investment adviser under the Investment Advisers Act. In June 2019, the SEC released a set of rules that, among other things, enhance the existing standard of conduct for broker-dealers to require them to act in the best interest of their clients (“Regulation Best Interest”); clarify the nature of the fiduciary obligations owed by registered investment advisers to their clients; impose new disclosure requirements aimed at ensuring investors understand the nature of their relationship with their investment professionals; and restrict certain broker-dealers and their financial professionals from using the terms “adviser” or “advisor”. The effective date for compliance with these rules is June 30, 2020. Investment advisers to retail clients will also be required to file new Form CRS, providing disclosures about its standard of conduct and conflicts of interest, with the SEC and deliver copies of the Form CRS to its retail clients. The intent of these rules is to impose on broker-dealers an enhanced duty of care to their customers similar to that which applies to investment advisers under existing law. Two lawsuits, one by seven states and the District of Columbia and the other by private firms, were filed in September 2019 and currently are pending, seeking to vacate Regulation Best Interest. Former Rep. Barney Frank, D-Mass, and former Sen. Chris Dodd, D-Conn, recently submitted an amicus brief supporting a lawsuit initiated by XY Planning Network against the SEC with respect to Regulation Best Interest, arguing that the regulation violates the rule-making mandate in the Dodd-Frank Act and, as a result, should be struck down. We are monitoring these developments and evaluating the potential effect they may have on our business. In addition, FINRA is also currently focusing on how broker-dealers identify and manage conflicts of interest.
Fiduciary Rules / “Best Interest” Standards of Conduct
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
In April 2016, the DOL issued a rule (the “DOL Rule”), which significantly expanded the range of activities considered to be fiduciary investment advice under ERISA when our advisors and our employees provide investment-related information and support to retirement plan sponsors, participants and IRA holders. In the wake of the March 2018 federal appeals court decision to vacate the DOL Rule, the DOL announced that it plans to issue revised fiduciary investment advice regulations. At this time, we cannot predict when those regulations will be issued, what form they may take or their potential impact on us. In addition, the NAIC as well as state regulators are currently considering whether to apply an impartial conduct standard similar to the DOL Rule to recommendations made in connection with certain annuities and, in one case, to life insurance policies. For example, the NAIC has amended its Suitability in Annuity Transactions Model Regulation to apply to a best interest of the consumer standard on insurance producers’ annuity recommendations and to require that insurers supervise such recommendations, and in July 2018, the NYDFS issued a final version of Regulation 187 that adopts a “best interest” standard for recommendations regarding the sale of life insurance and annuity products in New York. Regulation 187 took effect on August 1, 2019 with respect to annuity sales and took effect on February 1, 2020 for life insurance sales and is applicable to sales of life insurance and annuity products in New York. In November 2018, the primary agent groups in New York launched a legal challenge against the NYDFS over the adoption of Regulation 187. In July 2019, the New York State Supreme Court dismissed the plaintiff’s legal challenge and upheld the NYDFS’s authority to extend the rule to life insurance products. A notice of appeal was filed in September 2019. We have developed our compliance framework for Regulation 187 with respect to annuity sales as well as our life insurance business. In addition, state regulators and legislatures in Nevada, New Jersey, Maryland and Massachusetts have proposed measures that would make broker-dealers, sales agents, and investment advisers and their representatives to be subject to a fiduciary duty when providing products and services to customers, including pension plans and IRAs. Beyond the New York regulation, the likelihood of enactment of any such state-based regulation is uncertain at this time, but if implemented, these regulations could have adverse effects on our business and consolidated results of operations.
International Regulation
Many of AB’s subsidiaries are subject to the oversight of regulatory authorities in jurisdictions outside of the United States in which they operate, including the Ontario Securities Commission, the Investment Industry Regulatory Organization of Canada, the European Securities and Markets Authority, the Financial Conduct Authority in the U.K., the CSSF in Luxembourg, the Financial Services Agency in Japan, the Securities & Futures Commission in Hong Kong, the Monetary Authority of Singapore, the Financial Services Commission in South Korea and the Financial Supervisory Commission in Taiwan. While these regulatory requirements often may be comparable to the requirements of the SEC and other U.S. regulators, they are sometimes more restrictive and may cause AB to incur substantial expenditures of time and money related to AB’s compliance efforts.
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
In February 2017, the NYDFS announced the adoption of a new cybersecurity regulation for financial services institutions, including banking and insurance entities, under its jurisdiction. The new regulation was implemented in stages over a two year period and became fully effective on March 1, 2019. This new regulation requires these entities to, among other things, establish and maintain a cybersecurity policy designed to protect consumers’ private data. We have adopted a cybersecurity policy outlining our policies and procedures for the protection of our information systems and information stored on those systems that comports with the regulation. In addition to New York’s cybersecurity regulation, the NAIC adopted the Insurance Data Security Model Law in October 2017. Under the model law, companies that are compliant with the NYDFS cybersecurity regulation are deemed also to be in compliance with the model law. The purpose of the model law is to establish standards for data security and for the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. The model law is not an NAIC accreditation standard. Certain states have adopted the model law, and we expect that additional states will also adopt the model law, although it cannot be predicted whether or not, or in what form or when, they will do so.
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
Intellectual Property
We rely on a combination of copyright, trademark, patent and trade secret laws to establish and protect our intellectual property rights. On March 28, 2019, AXA terminated the Trademark License Agreement, dated May 4, 2018, between Holdings and AXA (the “Trademark License Agreement”). Accordingly, we have begun our rebranding efforts and, pursuant to the Trademark License Agreement, we expect to cease the use of the “AXA” brand, name and logo within 18 months of receipt of the termination (subject to such extensions as permitted under the Trademark License Agreement). On January 14, 2020, we announced our plans to rebrand as “Equitable” and to discontinue the use of the “AXA” brand. For more information on branding, see “—Our Brand”. We also have an extensive portfolio of trademarks and service marks that we consider important in the marketing of our products and services. We regard our intellectual property as valuable assets and protect them against infringement.
AB has also registered a number of service marks with the U.S. Patent and Trademark Office and various foreign trademark offices, including the mark “AllianceBernstein.” The A/B logo and “Ahead of Tomorrow” are service marks of AB. In January 2015, AB established two new brand identities. Although the legal names of AB did not change, the corporate entity, and its Institutions and Retail businesses now are referred to as “AllianceBernstein (AB)” or simply “AB”. Private Wealth Management and Bernstein Research Services now are referred to as “AB Bernstein”. Also, AB adopted the A/B logo and “Ahead of Tomorrow” service marks described above. AB has acquired all of the rights and title in, and to, the Bernstein service marks, including the mark “Bernstein” and the W.P. Stewart & Co., Ltd. services marks, including the logo “WPSTEWART”.
Iran Threat Reduction and Syria Human Rights Act
Holdings and its subsidiaries had no transactions or activities requiring disclosure under the Iran Threat Reduction and Syria Human Rights Act, nor were they involved in the AXA Group matters described immediately below. The information below is being provided as AXA and its subsidiaries remained affiliates of Holdings through early December 2019.
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
AXA also has informed us that AXA Belgium, an AXA insurance subsidiary organized under the laws of Belgium, has two policies providing for car insurance for Global Trading NV, which was designated on May 17, 2018 under (E.O.) 13224 and subsequently changed its name to Energy Engineers & Construction on August 20, 2018. The total annual premium of these policies is approximately $6,559 before tax and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $983. These policies were canceled during 2019.
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
The aggregate annual premium for the above-referenced insurance policies is approximately $570,343, representing approximately 0.0006% of AXA’s 2019 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $86,522, representing approximately 0.002% of AXA’s 2019 aggregate net profit.
Employees
As of December 31, 2019, we had approximately 7,900 full time employees. Of these, approximately 3,800 were employed full-time by AB.
Executive Officers
See Part III, Item 10 “Directors, Executive Officers and Corporate Governance—Executive Officers” for information with respect to our executive officers, which is incorporated by reference herein.
Available Information
We maintain a public website at https://equitableholdings.com. We use our website as a routine channel for distribution of important information, including news releases, analyst presentations, financial information and corporate governance information. We post filings on our website as soon as practicable after they are electronically filed with, or furnished to, the SEC, including our annual and quarterly reports on Forms 10-K and 10-Q and current reports on Form 8-K; our proxy statements; and any amendments to those reports or statements. All such postings and filings are available on the “Investors” section of our website free of charge. The SEC’s website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
We may use our website as a means of disclosing material information and for complying with our disclosure obligations under Regulation Fair Disclosure promulgated by the SEC. These disclosures are included on our website in the “Investors” section. Accordingly, investors should monitor this portion of our website, in addition to following our news releases, SEC filings, public conference calls and webcasts. The information contained on or connected to our website is not a part of this Form 10-K.

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
Our business, results of operations or financial condition are materially affected by conditions in the global capital markets and the economy generally. A wide variety of factors continue to impact economic conditions and consumer confidence. These factors include, among others, concerns over the pace of economic growth in the United States, equity market performance, continued low interest rates, including following the sharp decline in 2019, uncertainty regarding the U.S. Federal Reserve’s plans for short-term interest rates, uncertainty created by actions the Trump administration and Congress may pursue, global trade wars, global economic factors including quantitative easing or similar programs by major central banks or the unwinding of quantitative easing or similar programs, the United Kingdom’s vote to exit (“Brexit”) from the European Union (the “EU”) and other geopolitical issues. Given our interest rate and equity market exposure in our investment and derivatives portfolios and many of our products, these factors could have a material adverse effect on us. Our revenues may decline, our profit margins could erode, and we could incur significant losses. The value of our investments and derivatives portfolios may also be impacted by reductions in price transparency, changes in the assumptions or methodology we use to estimate fair value and changes in investor confidence or preferences, which could potentially result in higher realized or unrealized losses and have a material adverse effect on our business, results of operations or financial condition. Market volatility may also make it difficult to transact in or to value certain of our securities if trading becomes less frequent.
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
Declines or volatility in the equity markets can negatively impact our investment returns as well as our business, results of operations or financial condition. For example, equity market declines or volatility could, among other things, decrease the AV of our annuity and variable life contracts which, in turn, would reduce the amount of revenue we derive from fees charged on those account and asset values. Our variable annuity business in particular is highly sensitive to equity markets, and a sustained weakness or stagnation in equity markets could decrease our revenues and earnings with respect to those products. At the same time, for variable annuity contracts that include GMxB features, equity market declines increase the amount of our potential obligations related to such GMxB features and could increase the cost of executing GMxB-related hedges beyond what was anticipated in the pricing of the products being hedged. This could result in an increase in claims and reserves related to those contracts, net of any reinsurance reimbursements or proceeds from our hedging programs. We may not be able to effectively mitigate, including through our hedging strategies, and we may sometimes choose based on economic considerations and other factors not to fully mitigate the equity market volatility of our portfolio. Equity market declines and volatility may also influence policyholder behavior, which may adversely impact the levels of surrenders, withdrawals and amounts of withdrawals of our annuity and variable life contracts or cause policyholders to reallocate a portion of their account balances to more conservative investment options (which may have lower fees), which could negatively impact our future profitability or increase our benefit obligations particularly if they were to remain in such options during an equity market increase. Market volatility can negatively impact the value of equity securities we hold for investment which could in turn reduce the statutory capital of certain of our insurance subsidiaries. In addition, equity market volatility could reduce demand for variable products relative to fixed products, lead to changes in estimates underlying our calculations of DAC that, in turn, could accelerate our DAC amortization and reduce our current earnings and result in changes to the fair value of our GMIB reinsurance contracts and GMxB liabilities, which could increase the volatility of our earnings. Lastly, periods of high market volatility or adverse conditions could decrease the availability or increase the cost of derivatives.
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
We manage interest rate risk as part of our asset and liability management strategies, which include: (i) maintaining an investment portfolio with diversified maturities that has a weighted average duration that is within an acceptable range of the duration of our estimated liability cash flow profile given our risk appetite; and (ii) our hedging programs. For certain of our liability portfolios, it is not possible to invest assets to the full liability duration, thereby creating some asset/liability mismatch. Where a liability cash flow may exceed the maturity of available assets, as is the case with certain retirement products, we may support such liabilities with equity investments, derivatives or interest rate mismatch strategies. We take measures to manage the economic risks of investing in a changing interest rate environment, but we may not be able to mitigate the interest rate risk of our fixed income investments relative to our interest sensitive liabilities. Widening credit spreads, if not offset by equal or greater declines in the risk-free interest rate, would also cause the total interest rate payable on newly issued securities to increase, and thus would have the same effect as an increase in underlying interest rates.
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
Volatility in the capital markets may also consume liquidity as we pay hedge losses and meet collateral requirements related to market movements. Our subsidiaries maintain hedging programs to reduce their net economic exposure under long-term liabilities to risks such as interest rates and equity market levels. We expect these hedging programs to incur losses in certain market scenarios, creating a need to pay cash settlements or post collateral to counterparties. Although our liabilities will also be reduced in these scenarios, this reduction is not immediate, and so in the short term, hedging losses will reduce available liquidity. Liquidity may also be consumed by increased required contributions to captive reinsurance trusts. For more details, see “—Risks Relating to Our Retirement and Protection Businesses—Risks Relating to Our Reinsurance and Hedging Programs—Our reinsurance arrangements with affiliated captives may be adversely impacted by changes to policyholder behavior assumptions under the reinsured contracts, the performance of their hedging program, their liquidity needs and their overall financial results.”
Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital. Such market conditions may in the future limit our ability to raise additional capital to support business growth, or to counter-balance the consequences of losses or increased regulatory reserves and rating agency capital requirements. This could force us to: (i) delay raising capital; (ii) miss payments on our debt or reduce or eliminate dividends paid on our capital stock; (iii) issue capital of different types or under different terms than we would otherwise; or (iv) incur a higher cost of capital than would prevail in a more stable market environment. This would have the potential to decrease both our profitability and our financial flexibility. Our business, results of operations, financial condition, liquidity, statutory capital or rating agency capital position could be materially and adversely affected by disruptions in the financial markets.
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
We have a material weakness in our internal control over financial reporting. If our remediation of this material weakness is not effective, we may not be able to report our financial condition or results of operations accurately or on a timely basis, which could materially and adversely affect investor confidence in us and, as a result, the price of our common stock.
During the course of preparing our U.S. GAAP financial statements for the IPO and preparing for public company control requirements, our management identified two material weaknesses in the design and operation of our internal control over financial reporting. While we have remediated the material weakness related to insufficient personal and journal entry process, we continue remediation activities for the material weakness related to our actuarial models, assumptions and data. Because of this material weakness, management has concluded that we do not maintain effective controls to timely validate that actuarial models are properly configured to capture all relevant product features and to provide reasonable assurance that timely reviews of assumptions and data have occurred. For additional information regarding this material weakness and our ongoing remediation efforts, see “Part II, Item 9A- Controls and Procedures.”

As previously reported, this material weakness resulted in misstatements of historical results in our previously issued annual and interim financial statements. The changes necessary to correct the identified misstatements in our previously reported historical results have been appropriately reflected in our consolidated annual financial statements included elsewhere in this Annual Report on Form 10-K. Until remedied, this material weakness could result in a material misstatement to our annual or interim financial statements that would not be prevented or detected.
If we fail to remediate effectively this material weakness or if we identify additional material weaknesses in our internal control over financial reporting, we may be unable to report our financial condition or financial results accurately or to report them within the timeframes required by the SEC. If this were the case, we could become subject to sanctions or investigations by the SEC or other regulatory authorities. Furthermore, failure to report our insurance subsidiaries’ financial condition or financial results accurately or report them within the timeframes required by the SEC could cause our insurance subsidiaries to curtail or cease sales of certain variable insurance products. In addition, if we are unable to determine that our internal control over financial reporting or our disclosure controls and procedures are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face reduced ability to obtain financing and restricted access to the capital markets, we may be required to curtail or cease sales of our products, and the price of our common stock may be materially and adversely affected.
Our indebtedness and the degree to which we are leveraged could materially and adversely affect our business, results of operations or financial condition.
As of December 31, 2019, we had $4.1 billion of indebtedness (including $3.8 billion of indebtedness from the issuance in April 2018 of $800 million aggregate principal amount of 3.90% Senior Notes due 2023, $1.5 billion aggregate principal amount of 4.35% Senior Notes due 2028 and $1.5 billion aggregate principal amount of 5.00% Senior Notes due 2048 (together, the “Notes”) and $349 million of 7.00% Senior Debentures due 2028. We may be able to incur substantially more indebtedness under the terms of our debt agreements. We may also, from time to time, enter into additional bank or other financing arrangements, including public or private debt, structured facilities and contingent capital arrangements, under which we could incur substantial additional indebtedness. Any such incurrence of additional indebtedness may increase the risks created by our level of indebtedness.
In February 2018, we entered into a $2.5 billion five-year senior unsecured revolving credit facility (the “Credit Facility”). The Credit Facility contains certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries and the dollar amount of secured indebtedness that may be incurred by the Company, which could restrict our operations and use of funds. In April 2018, we also issued the Notes to third party investors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
The right to borrow funds under the Credit Facility is subject to the fulfillment of certain conditions, including compliance with all covenants, and the ability to borrow thereunder is also subject to the continued ability of the lenders that are or will be parties to the Credit Facility to provide funds. Failure to comply with the covenants in the Credit Facility or fulfill the conditions to borrowings, or the failure of lenders to fund their lending commitments (whether due to insolvency, illiquidity or other reasons) in the amounts provided for under the terms of the Credit Facility, would restrict the ability to access the Credit Facility when needed and, consequently, could have a material adverse effect on our business, results of operations or financial condition.
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
Our businesses and relationships with customers are dependent upon our ability to maintain the confidentiality of ours and our customers’ proprietary business and confidential information (including customer transactional data and personal data about our employees, our customers and the employees and customers of our customers). Pursuant to federal laws, various federal regulatory and law enforcement agencies have established rules protecting the privacy and security of personal information. In addition, most states, including New York and Arizona, have enacted laws, which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information.
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
Many of the software applications that we use in our business are licensed from, and supported, upgraded and maintained by, vendors. A suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruptions. Additionally, technology rapidly evolves, and we cannot guarantee that our competitors may not implement more advanced technology platforms for their products and services, which may place us at a competitive disadvantage and materially and adversely affect our results of operations and business prospects.
Our service providers, including service providers to whom we outsource certain of our functions, are also subject to the risks outlined above, any one of which could result in our incurring substantial costs and other negative consequences, including a material adverse effect on our business, results of operations or financial condition.
On March 1, 2019, the NYDFS’ new cybersecurity regulation for financial services institutions, including banking and insurance entities, became fully effective. This new regulation requires these entities to, among other things, establish and maintain a cybersecurity policy designed to protect consumers’ private data. We have adopted a cybersecurity policy outlining our policies and procedures for the protection of our information systems and information stored on those systems that comports with the regulation. In addition to New York’s cybersecurity regulation, the NAIC adopted the Insurance Data Security Model Law in October 2017. Under the model law, companies that are compliant with the NYDFS cybersecurity regulation are deemed also to be in compliance with the model law. The purpose of the model law is to establish standards for data security and for the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. The model law is not an NAIC accreditation standard. Certain states have adopted the model law, and we expect that additional states will also adopt the model law, although it cannot be predicted whether or not, or in what form or when, they will do so.
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
Our ability to compete is dependent on numerous factors including, among others, our financial strength as evidenced, in part, by our financial and claims-paying ratings; new regulations or different interpretations of existing regulations; our access to diversified sources of distribution; our size and scale; our product quality, range, features/functionality and price; our ability to bring customized products to the market quickly; our technological capabilities; our ability to explain complicated products and features to our distribution channels and customers; crediting rates on our fixed products; the visibility, recognition and understanding of our brands in the marketplace; our reputation and quality of service; the tax-favored status certain of our products receive under current federal and state laws; and, with respect to variable annuity and insurance products, mutual funds and other investment products, investment options, flexibility and investment management performance.
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
Our business depends on our ability to attract, motivate and retain highly skilled, and often highly specialized, technical, investment, managerial and executive personnel, and there is no assurance that we will be able to do so. Financial professionals associated with Equitable Advisors, Equitable Network and Bernstein financial advisors and our key employees are key factors driving our sales. AB’s professionals often maintain strong, personal relationships with investors in AB’s products and other members of the business community so their departure may cause AB to lose client accounts or result in fewer opportunities to win new business. Intense competition exists among insurers and other financial services companies for financial professionals and key employees. Companies compete for financial professionals principally with respect to compensation policies, products and sales support. Competition is particularly intense in the hiring and retention of experienced financial professionals. Our ability to incentivize our employees and financial professionals may be adversely affected by tax reform. We cannot provide assurances that we will be successful in our respective efforts to recruit, motivate and retain key employees and top financial professionals and the loss of such employees and professionals could have a material adverse effect on our business, results of operations or financial condition.
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

•
the outbreak of a pandemic disease, like the novel coronavirus COVID-19, could have a material adverse effect on our liquidity, financial condition and the operating results of our insurance business due to increased mortality and, in certain cases, morbidity rates and/or its impact on the economy and financial markets;

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

The new accounting standard also requires product features that have other-than-nominal credit risk, or market risk benefits (“MRBs”), to be measured at fair value. In November 2019, ASU 2019-09 was issued which modified ASU 2018-12 to be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements.
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
AB derives most of its revenues pursuant to written investment management agreements (or other arrangements) with institutional investors, mutual funds and private wealth clients. In addition, as part of our variable annuity products, Equitable FMG enters into written investment management agreements (or other arrangements) with mutual funds.
Generally, these investment management agreements, including AB’s agreements with us and with AXA and its subsidiaries, are terminable without penalty at any time or upon relatively short notice by either party. For example, an investment management contract with an SEC-registered investment company (a “RIC”) may be terminated at any time, without payment of any penalty, by the RIC’s board of directors or by vote of a majority of the outstanding voting securities of the RIC on not more than 60 days’ notice. The investment management agreements pursuant to which AB and Equitable FMG manage RICs must be renewed and approved by the RICs’ boards of directors (including a majority of the independent directors) annually. A significant majority of the directors are independent. Consequently, there can be no assurance that the board of directors of each RIC will approve the investment management agreement each year or will not condition its approval on revised terms that may be adverse to us.
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
As a result of concerns about the accuracy of the calculation of LIBOR, a number of British Bankers’ Association (“BBA”) member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR. As a consequence of such events, it is anticipated that LIBOR will be discontinued by the end of 2021 and an alternative rate will be used for derivatives contracts, debt investments, intercompany and third-party loans and other types of commercial contracts.
The Alternate Reference Rate Committee, convened by the Board of Governors of the Federal Reserve System and the New York Federal Reserve Bank, has endorsed the Secured Overnight Financing Rate (“SOFR”) as its preferred replacement benchmark for U.S. dollar LIBOR. SOFR is calculated and published by the New York Federal Reserve Bank and reflects the combination of three overnight U.S. Treasury Repo Rates. The rate is different from LIBOR, in that it is a rate free of credit risk, is a secured rate and currently is available primarily as an overnight rate rather than as 1-, 3- and 6-month rates available for LIBOR.
We anticipate a valuation risk around the potential discontinuation event as well as potential risks relating to hedging interest-rate risk. The International Swaps and Derivatives Association (“ISDA”) has developed adjustment mechanics for use by swap counterparties entering into SOFR-based derivatives to allow for use of a rate that is compounded in arrears and a spread adjustment to better align with LIBOR. The intent of these mechanics is to provide counterparties with an adjusted rate more akin to LIBOR. To the extent that the adjustments recommended by ISDA are adopted by swap dealers and are different from the rates or adjustment mechanics use in debt we invest in or issue, we may not be able to appropriately hedge our exposure and experience losses.
Additionally, the elimination of LIBOR or changes to other reference rates or any other changes or reforms to the determination or supervision of reference rates may adversely affect the amount of interest payable or interest receivable on certain of our investments. These changes may also impact the market liquidity and market value of these investments.

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
We use derivatives and other instruments to help us mitigate various business risks. Our transactions with financial and other institutions generally specify the circumstances under which the parties are required to pledge collateral related to any decline in the market value of the derivatives contracts. If our counterparties fail or refuse to honor their obligations under these contracts, we could face significant losses to the extent collateral agreements do not fully offset our exposures and our hedges of the related risk will be ineffective. Such failure could have a material adverse effect on our business, results of operations or financial condition. Additionally, regulatory changes may increase the need for liquidity and for the amount of collateral assets in excess of current levels.
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

We depend on third parties and affiliates that owe us money, securities or other assets to pay or perform under their obligations. These parties include the issuers whose securities we hold in our investment portfolios, borrowers under the mortgage loans we make, customers, trading counterparties, counterparties under swap and other derivatives contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries. Defaults by one or more of these parties on their obligations to us due to bankruptcy, lack of liquidity, downturns in the economy or real estate values, operational failure or other factors, or even rumors about potential defaults by one or more of these parties, could have a material adverse effect on our business, results of operations or financial condition. Moreover, as a result of contractual provisions certain swap dealers require us to add to derivatives documentation and to agreements relating to repurchase agreements, securities lending agreements and other “qualified financial contracts,” we may not be able to exercise default rights or enforce transfer restrictions against certain counterparties which may limit our ability to recover amounts due to us upon a counterparty’s default.
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
A portion of our investment portfolio consists of mortgage loans on commercial and agricultural real estate. Our exposure to this risk stems from various factors, including the supply and demand of leasable commercial space, creditworthiness of tenants and partners, capital markets volatility, interest rate fluctuations, agricultural prices and farm incomes. Although we manage credit risk and market valuation risk for our commercial and agricultural real estate assets through geographic, property type and product type diversification and asset allocation, general economic conditions in the commercial and agricultural real estate sectors will continue to influence the performance of these investments. These factors, which are beyond our control, could have a material adverse effect on our business, results of operations, liquidity or financial condition.
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
Certain of our retirement and protection products contain GMxB features or minimum crediting rates. As of December 31, 2019, 72% of the variable annuity AV in our Individual Retirement segment was attributable to products that included GMxB features. Downturns in equity markets or reduced interest rates could result in an increase in the valuation of liabilities associated with such products, resulting in increases in reserves and reductions in net income. In the normal course of business, we seek to mitigate some of these risks to which our business is subject through our hedging and reinsurance programs. However, these programs cannot eliminate all of the risks, and no assurance can be given as to the extent to which such programs will be completely effective in reducing such risks. For example, in the event that reinsurers, derivatives or other counterparties or central clearinghouses do not pay balances due or do not post the required amount of collateral as required under our agreements, we still remain liable for the guaranteed benefits.
Reinsurance—We use reinsurance to mitigate a portion of the risks that we face, principally in certain of our in-force annuity and life insurance products with regard to mortality, and in certain of our annuity products with regard to a portion of the GMxB features. Under our reinsurance arrangements, other insurers assume a portion of the obligation to pay claims and related expenses to which we are subject. However, we remain liable as the direct insurer on all risks we reinsure and, therefore, are subject to the risk that our reinsurer is unable or unwilling to pay or reimburse claims at the time demand is made. The inability or unwillingness of a reinsurer to meet its obligations to us, or the inability to collect under our reinsurance treaties for any other reason, could have a material adverse impact on our business, results of operations or financial condition.
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
Our reinsurance arrangements with affiliated captives may be adversely impacted by changes to policyholder behavior assumptions under the reinsured contracts, the performance of their hedging program, their liquidity needs and their overall financial results.

ACS Life reinsures to its wholly-owned direct subsidiary CS Life RE a 100% quota share of all the GMxB riders historically assumed by ACS Life from various unaffiliated insurers and reinsurers.
The reinsurance arrangements with CS Life RE and EQ AZ Life Re Company (collectively, the “Affiliated Captives”) provide important capital management benefits to Equitable Life, Equitable America, USFL and ACS Life (collectively, the “Affiliated Cedants”). Under applicable statutory accounting rules, the Affiliated Cedants are currently, and will in the future be, entitled to a credit in their calculations of reserves for amounts reinsured to the Affiliated Captives, to the extent the Affiliated Captives hold assets in trust or provide letters of credit or other financing acceptable to the respective domestic regulators of the Affiliated Cedants. Under the reinsurance documentation, the Affiliated Captives are required to or will be permitted to transfer assets from the trusts under certain circumstances. The level of assets required to be maintained in the trust fluctuates based on market and interest rate movements, age of the policies, mortality experience and policyholder behavior (i.e., the exercise or non-exercise of rights by policyholders under the contracts including, but not limited to, lapses and surrenders, withdrawal rates and amounts and contributions). Increasing reserve requirements may necessitate that additional assets be placed in trust or securing additional letters of credit, which could impact the liquidity of the Affiliated Captives.
In addition, like Equitable Life, CS Life RE employs a hedging strategy that uses derivatives contracts and fixed income investments that are collectively managed to help reduce the economic impact of unfavorable market-driven changes to reserves. The terms of these contracts require CS Life RE to post initial margin to a clearinghouse and cash settle hedges when there is a decline in the estimated fair value of specified instruments. This would occur, for example, as interest rates or equity markets rise. When this happens, the terms of the reinsurance agreement may not always allow CS Life RE to restore liquidity by withdrawing assets from the trust.
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
Certain of the variable annuity products we offer and certain in-force variable annuity products we offered historically, and certain variable annuity risks we assumed historically through reinsurance, include GMxB features. As of December 31, 2019, 72% of the variable annuity AV in our Individual Retirement segment was attributable to products that included GMxB features. We also offer index-linked variable annuities with guarantees against a defined floor on losses. GMxB features are designed to offer protection to policyholders against changes in equity markets and interest rates. Any such periods of significant and sustained negative or low Separate Accounts returns, increased equity volatility or reduced interest rates will result in an increase in the valuation of our liabilities associated with those products. In addition, if the Separate Account assets consisting of fixed income securities, which support the guaranteed index-linked return feature, are insufficient to reflect a period of sustained growth in the equity-index on which the product is based, we may be required to support such Separate Accounts with assets from our General Account and increase our liabilities. An increase in these liabilities would result in a decrease in our net income and depending on the magnitude of any such increase, could materially and adversely affect our financial condition, including our capitalization, as well as the financial strength ratings which are necessary to support our product sales.
Additionally, we make assumptions regarding policyholder behavior at the time of pricing and in selecting and using the GMxB features inherent within our products (e.g., use of option to annuitize within a GMIB product). An increase in the valuation of the liability could result to the extent emerging and actual experience deviates from these policyholder option use assumptions. We review our actuarial assumptions at least annually, including those assumptions relating to policyholder behavior, and update assumptions when appropriate. If we update our assumptions based on our actuarial assumption review in future years, we could be required to increase the liabilities we record for future policy benefits and claims to a level that may materially and adversely affect our business, results of operations or financial condition which, in certain circumstances, could impair our solvency. In addition, we have in the past, including in 2019, updated our assumptions on policyholder behavior, which has negatively impacted our net income, and there can be no assurance that similar updates will not be required in the future. For additional information on the impacts of our assumption updates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Factors Impacting Our Results”
In addition, capital markets hedging instruments may not effectively offset the costs of GMxB features or may otherwise be insufficient in relation to our obligations. Furthermore, we are subject to the risk that changes in policyholder behavior or mortality, combined with adverse market events, could produce economic losses not addressed by the risk management techniques employed. These factors, individually or collectively, may have a material adverse effect on our business, results of operations, including net income, capitalization, financial condition or liquidity including our ability to receive dividends from our insurance operating companies.
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
We and certain of our subsidiaries are required to file periodic and other reports within certain time periods imposed by U.S. federal securities laws, rules and regulations. Failure to file such reports within the designated time period, failure to accurately report our financial condition or results of operations, or restatements of historical financial statements could require our insurance subsidiaries, including Equitable Life and Equitable America, to curtail or cease sales of certain of our variable annuity products and other variable insurance products or delay the launch of new products or new features, which could cause a significant disruption in the business of our insurance subsidiaries. If our affiliated and third-party distribution platforms are required to curtail or cease sales of our products, we may lose shelf space for our products indefinitely, even once we are able to resume sales. Any curtailment or cessation of sales of our variable insurance products could have a material adverse effect on our business, results of operations or financial condition.
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
Changes in statutory reserve or other requirements, increased costs of hedging, other risk mitigation techniques and financing and other adverse market conditions could result in certain products becoming less profitable or unprofitable. These circumstances may cause us to modify or eliminate certain features of various products or cause the suspension or cessation of sales of certain products in the future. Any modifications to products that we may make could result in certain of our products being less attractive or competitive. This could adversely impact sales, which could negatively impact Equitable Advisors’ ability to retain its sales personnel and our ability to maintain our distribution relationships. This, in turn, may materially and adversely impact our business, results of operations or financial condition.
A downgrade in our financial strength and claims-paying ratings could adversely affect our business, results of operations or financial condition.
Claims-paying and financial strength ratings are important factors in establishing the competitive position of insurance companies. They indicate the rating agencies’ opinions regarding an insurance company’s ability to meet policyholder obligations and are important to maintaining public confidence in our products and our competitive position. A downgrade of our ratings or those of Equitable Life, Equitable America or Holdings could adversely affect our business, results of operations or financial condition by, among other things, reducing new sales of our products, increasing surrenders and withdrawals from our existing contracts, possibly requiring us to reduce prices or take other actions for many of our products and services to remain competitive, or adversely affecting our ability to obtain reinsurance or obtain reasonable pricing on reinsurance. A downgrade in our ratings may also adversely affect our cost of raising capital or limit our access to sources of capital.
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
The jurisdictions in which our insurance subsidiaries are domiciled impose certain restrictions on the ability to pay dividends to their respective parents. These restrictions are based, in part, on earned surplus and the prior year’s statutory income and policyholder surplus. In general, dividends may be paid only from earned surplus (typically defined as available or unassigned surplus, subject to possible adjustments) which is derived from realized net profits on the company’s business. Dividends up to specified levels are generally considered ordinary and generally may be made without prior regulatory approval. Meanwhile, dividends paid from sources other than earned surplus or in larger amounts, often called “extraordinary dividends,” are generally subject to approval by the insurance commissioner of the relevant state of domicile. In addition, certain states may prohibit the payment of dividends from other than the insurance company’s earned surplus.
Under the New York insurance laws applicable to Equitable Life, a domestic stock life insurer may not, without prior approval of the NYDFS, pay a dividend to its stockholders exceeding an amount calculated under either the Earned Surplus Standard or the Alternative Standard. Dividends exceeding these prescribed limits require the insurer to file a notice of its intent to declare the dividends with the NYDFS and obtain prior approval or non-disapproval from the NYDFS with respect to such dividends. Also, in 2016, the NYDFS issued a circular letter to its regulated insurance companies stating that ordinary dividends which exceed an insurer’s positive unassigned funds (as reported on the insurer’s most recent annual statement) may fail one of the quantitative tests imposed by the Earned Surplus Standard. Given the circular letter, it is possible that the NYDFS could limit the amount of ordinary dividends declared by Equitable Life under the Earned Surplus Standard to the amount of Equitable Life’s positive unassigned funds. For additional information regarding NYDFS regulations that could impact Equitable Life’s dividend capacity, see “—Legal and Regulatory Risks—We may be materially and adversely impacted by U.S. federal law and state legislative and regulatory actions.”
Under the insurance laws applicable to our life insurance subsidiaries domiciled in Arizona and Colorado, an extraordinary dividend or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding twelve months, exceeds the lesser of: (1) 10% of the insurer’s policyholder surplus as of the preceding December 31; or (2) the insurer’s net gain from operations for the twelve-month period ended the preceding December 31, in each case determined in accordance with statutory accounting principles. Under insurance laws applicable to our life insurance subsidiaries domiciled in Delaware and Ohio, an extraordinary dividend or distribution is defined as one that, together with other dividends and distributions made within the preceding twelve months, exceeds the greater of (1) and (2) above. As a result, under applicable domiciliary insurance regulations, certain of our life insurance subsidiaries must deduct any distributions or dividends paid in the preceding twelve months in calculating dividend capacity. Further, certain additional restrictions exist under the laws of some of these states on payments of dividends from other than the insurance company’s earned surplus or available surplus funds, derived from realized net profits. In addition, although prior regulatory approval may not be required by law for the payment of dividends up to the limitations described above, in practice, the insurance subsidiaries would typically discuss any dividend payments with the applicable regulatory authority prior to payment.
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

If any of our insurance subsidiaries subject to the positive earned surplus requirement do not succeed in building up sufficient positive earned surplus to have ordinary dividend capacity in future years, such subsidiary would be unable to pay dividends or distributions to our holding company, in certain cases, depending on state law, absent prior approval of its domiciliary insurance regulator, which can be granted or withheld in the discretion of the regulator. In addition, we may seek extraordinary dividends or distributions, but there can be no assurance that our insurance subsidiaries will receive approval for extraordinary distribution payments in the future.
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
Most of the financial professionals associated with Equitable Advisors and Equitable Network are permitted to sell products from competing unaffiliated insurance companies. If our competitors offer products that are more attractive than ours or pay higher commission rates to the sales representatives than we do, these representatives may concentrate their efforts in selling our competitor’s products instead of ours. To the extent the financial professionals sell our competitors’ products rather than our products, we may experience reduced sales and revenues.
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
We establish and carry reserves to pay future policyholder benefits and claims. Our reserve requirements for our direct and reinsurance assumed business are calculated based on a number of estimates and assumptions, including estimates and assumptions related to future mortality, morbidity, longevity, interest rates, future equity performance, reinvestment rates, persistency, claims experience and policyholder elections (i.e., the exercise or non-exercise of rights by policyholders under the contracts). Examples of policyholder elections include, but are not limited to, lapses and surrenders, withdrawals and amounts of withdrawals, and contributions and the allocation thereof. The assumptions and estimates used in connection with the reserve estimation process are inherently uncertain and involve the exercise of significant judgment. We review the appropriateness of reserves and the underlying assumptions and update assumptions during the third quarter of each year and, if necessary, update our assumptions as additional information becomes available. For example, in 2019 we updated certain assumptions, resulting in increases and decreases in the carrying values of these product liabilities and assets. The net impact of assumption changes in 2019 increased Policy charges and fee income by $3 million, increased Policyholders’ benefits by $875 million, increased Net derivative losses by $578 million, decreased Interest credited to policyholders’ account balances by $13 million and decreased Amortization of DAC by $46 million. This resulted in a decrease in Income (loss) from operations, before income taxes of $1.4 billion and decreased Net income (loss) by $1.1 billion. We cannot, however, determine with precision the amounts that we will pay for, or the timing of payment of, actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level assumed prior to payment of benefits or claims. Our claim costs could increase significantly, and our reserves could be inadequate if actual results differ significantly from our estimates and assumptions. If so, we will be required to increase reserves or reduce DAC, which could materially and adversely impact our business, results of operations or financial condition.
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
DAC represents policy acquisition costs that have been capitalized. Capitalized costs associated with DAC are amortized in proportion to actual and estimated gross profits, gross premiums or gross revenues depending on the type of contract. On an ongoing basis, we test the DAC recorded on our balance sheets to determine if the amount is recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC. The projection of estimated gross profits, gross premiums or gross revenues requires the use of certain assumptions, principally related to Separate Accounts fund returns in excess of amounts credited to policyholders, policyholder behavior such as surrender, lapse and annuitization rates, interest margin, expense margin, mortality, future impairments and hedging costs. Estimating future gross profits, gross premiums or gross revenues is a complex process requiring considerable judgment and the forecasting of events well into the future. If these assumptions prove to be inaccurate, if an estimation technique used to estimate future gross profits, gross premiums or gross revenues is changed, or if significant or sustained equity market declines occur or persist, we could be required to accelerate the amortization of DAC, which would result in a charge to earnings. Such adjustments could have a material adverse effect on our business, results of operations or financial condition.
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
We derive most of our revenues related to AB’s business from investment advisory and services fees, which typically are calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of the account and the total amount of assets AB manages for a particular client. The value and composition of AB’s AUM can be adversely affected by several factors, including:

•
Market Factors. Global financial markets performed very well in 2019, supported by three 25 basis point interest rate cuts from the U.S. Federal Reserve, which were designed to prevent negative impacts from global risks that emerged during the year. Other central banks around the world also provided additional monetary accommodation, boosting global financial markets broadly even as aggregate growth slowed in 2019 relative to 2018. Investor optimism about the eventual resolution of the trade dispute between the United States and China provided a significant boost to global equities in the fourth quarter of 2019. In addition, the Federal Reserve resumed expansion of its balance sheet late in the year, which has been viewed by many financial market participants as indicative of the central bank’s willingness to keep liquidity ample. Subdued inflation kept interest rates generally low, which supported both economic growth and strong financial market performance. Some key risks to market performance in 2020 we are considering include a resumption (or heightening) of U.S./China trade tensions, geopolitical conflict and the U.S. election. These factors, and the market volatility they may cause, may adversely affect AB’s AUM and revenues.

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
AB’s competitive environment has become increasingly difficult over the past decade, as active managers, which invest based on individual security selection, have, on average, consistently underperformed passive services, which invest based on market indices. For the 12-month period ended June 30, 2019, active equity fund managers, although improved compared to prior years, generally continued to lag their key benchmarks, with 48% outperforming. Results varied among growth, value and core managers. Demand for passive strategies persisted and while active managers continued to struggle to attract new assets, flows to active fixed income managers turned positive. In the U.S., total industry-wide active mutual fund outflows of $286 billion in 2018 improved to net outflows of $34 billion in 2019. Active equity U.S. mutual fund outflows of $289 billion in 2019 increased by 16% year-over-year as the pace of outflows steadily accelerated during the year. Active fixed income U.S. mutual funds recovered following significant outflows during the fourth quarter of 2018, as inflows during 2019 of $272 billion, reflecting positive flows in each quarter of 2019, improved by $258 billion compared to 2018. Meanwhile, total industry-wide passive mutual fund inflows of $453 billion were up slightly from last year’s inflows of $450 billion. The most recent data available for U.S. institutions (through September 30, 2019) is more negative. Total industry active equity and fixed income net outflows for the nine months ended September 30, 2019 were $481 billion, approximately 117% more than the same period a year ago. In this environment, organic growth through positive net inflows is difficult to achieve for active managers, such as AB, and requires taking market share from other active managers.
The significant shift from active services to passive services adversely affects Bernstein Research Services revenues as well. Global market volumes have declined in recent years, and we expect this to continue, fueled by the steady rise in active equity outflows and passive equity inflows. As a result, portfolio turnover has declined, and investors hold fewer shares that are actively traded by managers.

AB’s reputation could suffer if it is unable to deliver consistent, competitive investment performance.
AB’s business is based on the trust and confidence of its clients. Damage to AB’s reputation, resulting from poor or inconsistent investment performance, among other factors, can reduce substantially AB’s AUM and impair its ability to maintain or grow its business.
We, and AXA and its subsidiaries, provide a significant amount of AB’s AUM and fund a significant portion of AB’s seed investments, and, if we or they choose to terminate their investment advisory agreements or withdraw capital support, it could have a material adverse effect on AB’s business, results of operations or financial condition.
We, and AXA and its subsidiaries, are AB’s largest clients. We represented approximately 18% of AB’s AUM as of December 31, 2019 and AB earned approximately 3% of its net revenues from services provided to us in 2019. AXA and its subsidiaries represented approximately 5% of AB’s AUM as of December 31, 2019 and AB earned approximately 2% of its net revenues from services provided to them in 2019. AB’s related investment management agreements are terminable at any time or on short notice by either party, and neither we nor AXA and its affiliates are under any obligation to maintain any level of AUM with AB. A material adverse effect on AB’s business, results of operations and/or financial condition could result if we or AXA were to terminate their agreements with AB.
Further, while AB cannot currently predict the eventual impact on it from our IPO, such impact could include a reduction in the support AXA has provided to AB in the past with respect to AB’s investment management business, resulting in a decrease to AB’s revenues and ability to initiate new investment services. Also, AB relies on AXA, including its subsidiary AXA Business Services, for a number of significant services and benefits from its affiliation with AXA in certain common vendor relationships. These arrangements may change with possible negative financial implications for AB.
Performance-based fee arrangements with AB’s clients cause greater fluctuations in its, and in turn our net revenues.
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
AB is eligible to earn performance-based fees on 7.9%, 9.1% and 0.7% of the assets it manages for institutional clients, private wealth clients and retail clients, respectively (in total 5.3% of AB’s AUM). If the percentage of AB’s AUM subject to performance-based fees grows, seasonality and volatility of revenue and earnings are likely to become more significant. AB’s performance-based fees in 2019, 2018 and 2017 were $100 million, $118 million, and $95 million, respectively.
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
The second installment of the Markets in Financial Instruments Directive II (“MiFID II”), which became effective on January 3, 2018, makes significant modifications to the manner in which European broker-dealers can be compensated for research. For additional information regarding the risks associated with MiFID II, see “—Legal and Regulatory Risks—Our investment management and research business is heavily regulated, and changes in regulation and in supervisory and enforcement policies may limit our growth and have a material adverse effect on our business, results of operations or financial condition.”
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
In accordance with applicable regulatory requirements, contractual obligations or client direction, AB employs procedures for the pricing and valuation of securities and other positions held in client accounts or for company investments. AB has established a valuation committee, consisting of senior officers and employees, which oversees pricing controls and valuation processes. If market quotations for a security are not readily available, the valuation committee determines a fair value for the security.
Extraordinary volatility in financial markets, significant liquidity constraints or our failure to adequately consider one or more factors when determining the fair value of a security based on information with limited market observability could result in AB failing to properly value securities AB holds for its clients or investments accounted for on its balance sheet. Improper valuation likely would result in its basing fee calculations on inaccurate AUM figures, its striking incorrect net asset values for company-sponsored mutual funds or hedge funds or, in the case of company investments, its inaccurately calculating and reporting AB’s business, financial condition and operating results. Although the overall percentage of AB’s AUM that its fair values based on information with limited market observability is not significant, inaccurate fair value determinations can harm AB’s clients, create regulatory issues and damage its reputation.

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
The process of relocating AB’s headquarters may not be executed as envisioned.
AB has announced that it will establish its corporate headquarters in and relocate approximately 1,250 jobs located in the New York metropolitan area to Nashville, TN. Although the eventual impact on AB from this process is not yet known, the uncertainty created by these circumstances could have a significant adverse effect on AB’s ability to motivate and retain current employees. Further significant managerial and operational challenges could arise, such as ineffective transfer of institutional knowledge from current employees to newly-hired employees, if AB experiences significantly greater attrition among current employees than the firm anticipates in connection with the relocation and/or if the firm encounters more difficulty than expected in hiring qualified employees to help staff its Nashville headquarters.
Additionally, AB’s estimates for both the transition costs and the corresponding expense savings related to its headquarters relocation are based on its current assumptions of employee relocation costs, severance, and overlapping compensation and occupancy costs. If AB’s assumptions turn out to be inaccurate, AB’s adjusted net revenues and adjusted operating income could be adversely affected.
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
AB Holding, having elected under Section 7704(g) of the Code to be subject to a 3.5% federal tax on partnership gross income from the active conduct of a trade or business, is a “grandfathered” publicly traded partnership (“PTP”) for federal income tax purposes. AB Holding is also subject to the 4.0% New York City unincorporated business tax (“UBT”), net of credits for UBT paid by AB. In order to preserve AB Holding’s status as a “grandfathered” PTP for federal income tax purposes, management seeks to ensure that AB Holding does not directly or indirectly (through ABLP) enter into a substantial new line of business. A “new line of business” includes any business that is not closely related to AB’s historical business of providing research and diversified investment management and related services to its clients. A new line of business is

“substantial” when a partnership derives more than 15% of its gross income from or uses more than 15% of its total assets in, the new line of business.
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
The Tax Reform Act reduced the federal corporate income tax rate applicable to AB’s U.S. subsidiaries to 21%. The Tax Reform Act also imposed a one-time transitional tax on some of the accumulated earnings of AB’s foreign subsidiaries. The earnings of AB’s foreign subsidiaries are now taxed on a current basis. These and other changes in the Tax Reform Act could adversely affect AB’s business, results of operations or financial condition.
Legal and Regulatory Risks
We may be materially and adversely impacted by U.S. federal and state legislative and regulatory actions.
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

Title VII of the Dodd-Frank Act creates a new framework for regulation of the OTC derivatives markets. As a result of the adoption of final rules by federal banking regulators and the CFTC in 2015 establishing margin requirements for non-centrally cleared derivatives, the amount of collateral we may be required to pledge in support of such transactions may increase under certain circumstances and will increase as a result of the requirement to pledge initial margin on non-centrally cleared derivatives commencing in 2020. Notwithstanding the broad categories of non-cash collateral permitted under the rules, higher capital charges on non-cash collateral applicable to our bank counterparties may significantly increase pricing of derivatives and restrict or eliminate certain types of eligible collateral that we have available to pledge, which could significantly increase our hedging costs, adversely affect the liquidity and yield of our investments, affect the profitability of our products or their attractiveness to our customers, or cause us to alter our hedging strategy or change the composition of the risks we do not hedge. For a discussion of over-the-counter derivatives regulation, see “Business—Regulation—Dodd-Frank Wall Street Reform and Consumer Protection Act-Over-The-Counter Derivatives Regulation.”
NAIC—In 2014, the NAIC considered a proposal to require states to apply NAIC accreditation standards, applicable to traditional insurers, to captive reinsurers. In 2015, the NAIC adopted the Standard, with an effective date of January 1, 2016 for application of the Standard to captives that assume XXX and AXXX business. During 2014, the NAIC approved the new XXX/AXXX Reinsurance Framework, applicable to XXX/AXXX transactions. The framework requires more disclosure of an insurer’s use of captives in its statutory financial statements and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. The NAIC implemented the framework through AG 48, which requires the actuary of the ceding insurer that opines on the insurer’s reserves to issue a qualified opinion if the framework is not followed. AG 48 applies prospectively, so that XXX/AXXX captives will not be subject to AG 48 if reinsured policies were issued prior to January 1, 2015 and ceded so that they were part of a reinsurance arrangement as of December 31, 2014, as is the case for the XXX business and AXXX business reinsured by our Affiliated Captives. Regulation of XXX/AXXX captives is deemed to satisfy the Standard if the applicable reinsurance transaction satisfies the XXX/AXXX Reinsurance Framework requirements adopted by the NAIC. The NAIC also adopted a revised Credit for Reinsurance Model Law in January 2016 and the Term and Universal Life Insurance Reserving Financing Model Regulation in December 2016 to replace AG 48. The model regulation will generally replace AG 48 in a state upon the state’s adoption of the model regulation.
In 2015, the NAIC Financial Condition (E) Committee established a working group to study and address, as appropriate, regulatory issues resulting from variable annuity captive reinsurance transactions, including reforms that would improve the current statutory reserve and RBC framework for insurance companies that sell variable annuity products. In August 2018, the NAIC adopted the new framework developed and proposed by this working group. Following its referral to various NAIC committees to develop the full implementation details, the new framework became operational in January 2020. Among other changes, the new framework includes new prescriptions for reflecting hedge effectiveness, investment returns, interest rates, mortality and policyholder behavior in calculating statutory reserves and RBC. Once effective, it is expected to materially change the level of variable annuity reserves and RBC requirements as well as their sensitivity to capital markets including interest rate, equity markets, volatility and credit spreads. Overall, we believe the NAIC reform has moved variable annuity capital standards towards an economic framework and is consistent with how we manage our business. The Company adopted the NAIC reserve and capital framework for the year ended December 31, 2019.
On February 26, 2020 the NYDFS adopted amendments to Regulation 213 that differ from the NAIC variable annuity reserve and capital framework described above. These amendments will not materially affect the Company’s GAAP financial condition, results of operations or stockholders’ equity.  However,  Regulation 213, as amended, absent management action, will require the Company’s principal insurance subsidiary, Equitable Life, to carry statutory basis reserves for its variable annuity contract obligations equal to the greater of those required under (i) the NAIC standard or (ii) a revised version of the NYDFS requirement in effect prior to the adoption of the amendment for contracts issued prior to January 1, 2020, and for policies issued after that date a new standard that we believe is more conservative than the NAIC standard.  Absent management action, we believe that the adoption of the amendments will materially increase the statutory basis reserves that Equitable Life will be required to carry and, will materially and adversely affect the capacity of Equitable Life to distribute dividends to the Company beyond 2020.  As a holding company the Company relies on dividends and other payments from its subsidiaries and, accordingly, any material limitation on Equitable Life’s dividend capacity could materially affect the Company’s ability to return capital to stockholders through dividends and stock repurchases.  The Company is considering management actions to mitigate the impact of Regulation 213. These actions could include seeking further amendment of Regulation 213 or exemptive relief therefrom to make the regulation’s application to Equitable Life more consistent with the NAIC reserve and capital framework, as well as changing the company’s underwriting practices to emphasize issuing variable annuity products out of affiliates which are not domiciled in New York, increasing the use of reinsurance and other corporate transactions intended to reduce the impact of the regulation.  There can be no assurance that any management action individually or collectively will fully mitigate the impact of Regulation 213.
Other state insurance regulators may also propose and adopt standards different from the NAIC framework.

We cannot predict what further revisions, if any, will be made to the model laws and regulations regarding the use of captives. Any regulatory action that limits our ability to achieve desired benefits from the use of, or materially increases our cost of using, captive reinsurance and applies retroactively, could have a material adverse effect on our business, results of operations or financial condition.
In addition, a number of lawsuits have been filed against insurance companies, including Equitable Life, over the use of captive reinsurers. The outcome of this litigation could have a material adverse effect on our business, results of operations or financial condition.
The inability to secure additional required capital or liquidity in the circumstances described above could have a material adverse effect on our business, results of operations or financial condition.
Regulation of Broker-Dealers—The Dodd-Frank Act provides that the SEC may promulgate rules to provide that the standard of conduct for all broker-dealers, when providing personalized investment advice about securities to retail customers (and any other customers as the SEC may by rule provide) will be the same as the standard of conduct applicable to an investment adviser under the Investment Advisers Act. For a discussion of the SEC’s “Regulation Best Interest” set of proposed rules, see “Business—Regulation—Dodd-Frank Wall Street Consumer and Protection Act—Broker-Dealer Regulation.”
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
We are subject to a wide variety of insurance and other laws and regulations. State insurance laws regulate most aspects of our retirement and protection businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and the states in which they are licensed. Notably, Equitable Life is domiciled in New York and is primarily regulated by the NYDFS. The primary purpose of state regulation is to protect policyholders, and not necessarily to protect creditors and investors.
State insurance guaranty associations have the right to assess insurance companies doing business in their state in order to help pay the obligations of insolvent insurance companies to policyholders and claimants. Because the amount and timing of an assessment is beyond our control, liabilities we have currently established for these potential assessments may not be adequate.
State insurance regulators, the NAIC and other regulatory bodies regularly reexamine existing laws and regulations applicable to insurance companies and their products. In the wake of the March 2018 federal appeals court decision to vacate the DOL Rule, the DOL announced that it plans to issue revised fiduciary investment advice regulations. In addition, the SEC has implemented Regulation Best Interest and the NAIC and state regulators are currently considering whether to apply an impartial conduct standard similar to the DOL Rule to recommendations made in connection with certain annuities and, in one case, to life insurance policies. For example, the NAIC has amended its Suitability in Annuity Transactions Model Regulation to apply to a best interest of the consumer standard on insurance producers’ annuity recommendations and to require that insurers supervise such recommendations, and in July 2018, the NYDFS issued a final version of Regulation 187 that adopts a “best interest” standard for recommendations regarding the sale of life insurance and annuity products in New York. For additional information on these rules, see “Business—Regulation—Fiduciary Rules / “Best Interest” Standards of Conduct.”
We currently use captive reinsurance subsidiaries primarily to reinsure: (i) term life insurance and universal life insurance with secondary guarantees; (ii) excess claims relating to variable annuities with GMIB riders which are subject to reinsurance treaties with unaffiliated third parties; and (iii) to retrocede reinsurance of variable annuity guaranteed minimum benefits assumed from unaffiliated third parties. During the last few years, the NAIC and certain state regulators, including the NYDFS, have been scrutinizing insurance companies’ use of affiliated captive reinsurers or offshore entities. We cannot predict what revisions, if any, will be made to the model laws and regulations relating to the use of captives. Any regulatory action that limits our ability to achieve desired benefits from the use of or materially increases our cost of using captive reinsurance and applies retroactively, without grandfathering provisions for existing captive variable annuity reinsurance entities, could have a material adverse effect on our financial condition or results of operations. For additional information on regulations effecting the use of captives, see “Business—Regulation—Insurance Regulation—Captive Reinsurance and Variable Annuity Capital Standards.”
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
For example, in 2015 the Financial Supervisory Commission in Taiwan (“FSC”) implemented new limits on the degree to which local investors can own an offshore investment product. While certain exemptions have been available to us, should we not continue to qualify, the FSC’s rules could force some of our local resident investors to redeem their investments in our funds sold in Taiwan (and/or prevent further sales of those funds in Taiwan), some of which funds have local ownership levels substantially above the FSC limits. This could lead to significant declines in our investment advisory and services fees and revenues earned from these funds.
In Europe, MiFID II, which became effective in January 2018, makes significant modifications to the manner in which European broker-dealers can be compensated for research. These modifications have reduced, and are believed to have significantly reduced, the overall research spend by European buy-side firms, which has decreased the revenues we derive from our European clients. Our European clients may continue to reduce their research budgets, which could result in a significant decline in our sell-side revenues.
Also, while MiFID II is not applicable to firms operating outside of Europe, competitive and client pressures may force buy-side firms operating outside of Europe to pay for research from their own resources instead of through bundled trading commissions. If that occurs, we would expect that research budgets from those clients will decrease further, which could result in an additional significant decline in our sell-side revenues. Additionally, these competitive and client pressures may result in our buy-side operation paying for research out of our own resources instead of through bundled trading commissions, which could increase our firm's expenses and decrease our operating income.
Lastly, it also is uncertain how regulatory trends will evolve under the current U.S. President's administration and abroad. For example, in June 2016, a narrow majority of voters in a U.K. referendum voted to exit the European Union (“Brexit”) and, as of January 31, 2020, the U.K. proceeded with Brexit. However, it remains unclear exactly how the U.K.’s status in relation to the European Union (“EU”) will change now that is has left. Accordingly, our U.K.-based buy-side and sell-side subsidiaries are implementing alternative arrangements in EU jurisdictions in order to ensure continued operations in the Eurozone, including our continued ability to market and sell various investment products in the Eurozone. In addition, any other changes in the composition of the EU’s member states may add further complexity to our global risks and operations.
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
Risks Relating to Our Separation from, and Continuing Relationship, with AXA
We may fail to replicate or replace functions, systems and infrastructure provided by AXA or certain of its affiliates (including through shared service contracts) or lose benefits from AXA’s global contracts, and AXA and its affiliates may fail to perform the services provided for in the Transitional Services Agreement.
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
Prior to the IPO, as a wholly-owned subsidiary of AXA, we marketed our products and services using the “AXA” brand name and logo together with the “Equitable” brand. On March 28, 2019, AXA terminated the Trademark License Agreement. Accordingly, we have begun our rebranding efforts and, pursuant to the Trademark License Agreement, we expect to cease the use of the “AXA” brand, name and logo within 18 months of receipt of the termination (subject to such extensions as permitted under the Trademark License Agreement). On January 14, 2020, we announced our plans to rebrand as “Equitable” and to discontinue the use of the “AXA” brand. In connection with this rebranding, we removed “AXA” from our legal entity name. We have developed detailed plans for executing both the operational and legal entity rebranding efforts across our retirement and protection businesses. We expect that our retirement and protection businesses will begin using the “Equitable” brand and all remaining legal entities that currently have names incorporating “AXA” will remove “AXA” within the next several months. We cannot accurately predict the effect that any rebranding we undertake will have on our business, customers or employees. We expect to incur significant costs, including marketing expenses, in connection with any rebranding of our business. Any adverse effect on our ability to attract and retain customers and any costs could have a material adverse effect on our business, results of operations or financial condition.
Certain of our directors may have actual or potential conflicts of interest because of their AXA equity ownership or their current or former AXA positions.
Two of our directors are AXA officers, directors or employees and, thus, have professional relationships with AXA’s executive officers, directors or employees. In addition, because of their current or former AXA positions, certain of our directors and executive officers own AXA common stock, American Depository Shares, deferred stock units, performance shares or options to acquire shares of AXA common stock, and, for some of these individuals, their individual holdings may be significant compared to their total assets. These relationships and financial interests may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for AXA and us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between AXA and us regarding the terms of the agreements governing our relationship with AXA.
We have indemnification obligations in favor of AXA.
We and AXA have entered into certain agreements, including a Shareholder Agreement, Registration Rights Agreement, Transitional Services Agreement, Trademark License Agreement and a Tax Sharing Agreement, that govern our and AXA’s obligations to each other following the IPO in respect of, among other things, taxes and transition services and their respective indemnification obligations. The amounts payable by us pursuant to such indemnification obligations could be significant.
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
The market price of our common stock has fluctuated, and may continue to fluctuate, significantly. Among the factors that could affect our stock price are:

•	industry or general market conditions;

•	domestic and international economic factors unrelated to our performance;

•	changes in our customers’ preferences;

•	new regulatory pronouncements and changes in regulatory guidelines;

•	lawsuits, enforcement actions and other claims by third parties or governmental authorities;

•	adverse publicity related to us or another industry participant;

•	actual or anticipated fluctuations in our operating results;

•	changes in securities analysts’ estimates of our financial performance or lack of research coverage and reports by industry analysts;

•	action by institutional stockholders or other large stockholders, including future sales of our common stock;

•	failure to meet any guidance given by us or any change in any guidance given by us, or changes by us in our guidance practices;

•	announcements by us of significant impairment charges;

•	speculation in the press or investment community;

•	investor perception of us and our industry;

•	changes in market valuations or earnings of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, dispositions or strategic partnerships;

•	war, terrorist acts and epidemic disease;

•	any future sales of our common stock or other securities;

•	additions or departures of key personnel; and

•	misconduct or other improper actions of our employees.
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
If securities or industry analysts publish misleading or unfavorable research or do not publish research about our business, our stock price and trading volume could decline.
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
If, in the future, we decide to issue debt or additional equity securities that rank senior to our common stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.
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
Our amended and restated certificate of incorporation and our amended and restated by-laws include a number of provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. For example, our amended and restated certificate of incorporation and amended and restated by-laws collectively:

•	authorize the issuance of shares of our common stock to create voting impediments or to frustrate persons otherwise seeking to affect a takeover or gain control;

•	authorize the issuance of “blank check” preferred stock that could be issued by our Board to thwart a takeover attempt;

•	provide that vacancies on our Board, including vacancies resulting from an enlargement of our Board, may be filled only by a majority vote of directors then in office;

•	prohibit stockholders from calling special meetings of stockholders;

•	prohibit stockholder action by written consent, thereby requiring all actions to be taken at a meeting of the stockholders;

•	establish advance notice requirements for nominations of candidates for election as directors or to bring other business before an annual meeting of our stockholders; and

•
require the approval of holders of at least 66 2⁄3% of the outstanding shares of our common stock to amend our amended and restated by-laws and certain provisions of our amended and restated certificate of incorporation.

These provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if the provisions are viewed as discouraging takeover attempts in the future.

Our amended and restated certificate of incorporation and amended and restated by-laws may also make it difficult for stockholders to replace or remove our management. Furthermore, the existence of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions may facilitate management entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our stockholders.
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
Part I, Item 1B.
UNRESOLVED STAFF COMMENTS
None.

Part I, Item 2.
PROPERTIES
Our principal executive offices at 1290 Avenue of the Americas, New York, New York are occupied pursuant to a lease that extends to 2023. We also have the following significant office space leases in Syracuse, NY, under a lease that expires in 2023; Jersey City, NJ, under a lease that expires in 2023, and Charlotte, NC, under a lease that expires in 2028.
AB’s principal executive offices at 1345 Avenue of the Americas, New York, New York are occupied pursuant to a lease expiring in 2024. In addition, AB leases office space in White Plains, NY under a lease expiring in 2021. AB entered into a 20-year lease agreement in New York, New York at 66 Hudson Boulevard that is expected to commence in 2024. AB also entered into short-term leases for office space in Nashville, TN, during the construction of its new corporate headquarters at 501 Commerce Street. The 501 Commerce Street lease is a 15-year lease that is expected to commence in July 2020. AB also leases space in San Antonio, TX under a lease expiring in 2029 with options to extend through 2039. In addition, AB leases space in 23 other cities in the United States and AB’s subsidiaries lease space in 28 cities outside the United States, the most significant of which are in London and Hong Kong.
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
MINE SAFETY DISCLOSURES
Not Applicable.

Part II, Item 5.
MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General
Our common stock, par value $0.01 per share, began trading on the NYSE under the symbol “EQH” on May 10, 2018. As of January 31, 2020, there were eight shareholders of record, which differs from the number of beneficial owners of our common stock.
Dividends
The declaration, payment and amount of future dividends is subject to the discretion of our Board of Directors and depends on our financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by Holdings’ insurance subsidiaries and other factors deemed relevant by the Board. The payment of dividends will be substantially restricted in the event that we do not declare and pay (or set aside) dividends on the Series A Preferred Stock for the last proceeding dividend period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividends Declared and Paid” for further information regarding common stock dividends.
Purchases of Equity Securities by the Issuer
The following table summarizes Holdings’ repurchases of its common stock during the three months ended December 31, 2019.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Program (1)
Month #1 (October 1-31)	—	$—	—	$163,466,738
Month #2 (November 1-30)	24,000,000	$21.80	24,000,000	$40,266,738
Month #3 (December 1-31)	1,618,167	$24.78	1,618,167	$170,664
Total	25,618,167	$21.99	25,618,167	$170,664
_____________

(1)	On November 6, 2019, Holdings’ Board of Directors approved a $400 million increase to Holdings’ share repurchase program.
Holdings may choose to suspend or discontinue the repurchase program at any time. The repurchase program does not obligate Holdings to purchase any particular number of shares. During the three months ended December 31, 2019, the Company repurchased approximately 26 million shares of its common stock including 24 million shares from AXA and the remainder through open market transactions, at a total cost of approximately $563 million. The repurchased common stock was recorded as treasury stock in the consolidated balance sheets.
Stock Performance Graph
The graph and table below present Holdings’ cumulative total shareholder return relative to the performance of: (1) the Standard & Poor’s 500 Index; (2) the Standard & Poor’s 500 Insurance Index; and (3) the Standard & Poor’s 500 Financials Index, respectively, for the year ended December 31, 2018, commencing May 14, 2018 (our initial day of “regular-way” trading on the NYSE). All values assume a $100 initial investment in the Holdings’ common stock on the NYSE and data for each of the Standard & Poor’s 500 Index, the Standard & Poor’s 500 Insurance Index and the Standard & Poor’s 500 Financials Index assume all dividends were reinvested on the date paid. The points on the graph and the values in the table represent quarter-end values based on the last trading day of each quarter. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Cumulative Total Return
Based upon an initial investment of $100 on May 14, 2018
Equitable Holdings, Inc.
S&P 500
S&P 500 Financials
S&P 500 Insurance
$130
$120
$110
$100
$90
$80
$70
Index Value
May 14, 2018
Jun 30, 2018
Sep 30, 2018
Dec 31, 2018
Mar 31, 2019
Jun 30, 2019
Sep 30, 2019
Dec 31, 2019
Period Ending

	May 14, 2018	Jun 30, 2018	Sep 30, 2018	Dec 31, 2018	Mar 31, 2019	Jun 30, 2019	Sep 30, 2019	Dec 31, 2019
Equitable Holdings, Inc.	$100.00	$96.35	$100.86	$78.71	$95.93	$100.28	$107.11	$120.53
S&P 500	$100.00	$99.93	$107.63	$93.08	$105.79	$110.34	$112.21	$122.39
S&P 500 Financials	$100.00	$94.40	$98.51	$85.59	$92.92	$100.35	$102.37	$113.09
S&P 500 Insurance	$100.00	$95.88	$102.59	$91.70	$103.47	$115.60	$117.15	$118.64

Part II, Item 6.
SELECTED FINANCIAL DATA
The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying notes included elsewhere herein.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in millions except per share data)
Statements of Income (Loss) Data:
REVENUES
Policy charges and fee income	$3,738	$3,824	$3,693	$3,729	$3,628
Premiums	1,147	1,094	1,124	1,083	1,070
Net derivative gains (losses)	(4,000)	(231)	214	(1,848)	(1,404)
Net investment income (loss)	3,699	2,693	3,082	2,665	2,450
Investment gains (losses), net:
Total other-than-temporary impairment losses	—	(42)	(15)	(68)	(42)
Other investment gains (losses), net	73	(44)	(176)	2,051	27
Total investment gains (losses), net	73	(86)	(191)	1,983	(15)
Investment management and service fees	4,380	4,268	4,093	3,749	3,895
Other income	554	516	445	402	419
Total revenues	$9,591	$12,078	$12,460	$11,763	$10,043

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$4,370	$2,915	$4,366	$3,342	$3,501
Interest credited to policyholders’ account balances	1,241	1,090	995	967	934
Compensation and benefits	2,081	2,079	1,980	1,965	2,008
Commissions and distribution-related payments	1,242	1,160	1,081	1,000	1,027
Interest expense	221	231	160	174	136
Amortization of deferred policy acquisition costs	579	333	503	779	431
Other operating costs and expenses	1,892	1,809	2,069	1,509	1,578
Total benefits and other deductions	11,626	9,617	11,154	9,736	9,615
Income (loss) from continuing operations, before income taxes	(2,035)	2,461	1,306	2,027	428
Income tax (expense) benefit	599	(307)	(49)	(378)	222
Net income (loss)	(1,436)	2,154	1,257	1,649	650
Less: Net income (loss) attributable to the noncontrolling interest	297	334	423	395	325
Net income (loss) attributable to Holdings	(1,733)	1,820	834	1,254	325

EARNINGS PER SHARE
Earnings per share - common stock:
Basic	$(3.51)	$3.27	$1.49	$2.24	$0.58
Diluted	$(3.51)	$3.27	$1.48	$2.24	$0.58
Weighted average common shares outstanding:
Basic	493.6	556.4	561.0	561.0	561.0
Diluted	493.6	556.5	561.0	561.0	561.0
Cash dividends declared per common share	$0.58	$0.26	$—	$—	$—

	As of December 31,
	2019	2018	2017	2016	2015
	(in millions)
Balance Sheet Data (at period end):
Total investments	$93,340	$81,333	$81,782	$72,318	$64,755
Separate Accounts assets	126,910	110,337	124,552	113,150	109,198
Total Assets	$249,870	$220,797	$235,615	$216,645	$205,497

Policyholders’ account balances	$58,879	$49,923	$47,171	$41,956	$35,821
Future policy benefits and other policyholders’ liabilities	34,587	30,998	30,330	30,357	29,992
Short-term and long-term debt	4,111	4,955	2,408	1,605	1,786
Loans from affiliates	—	—	3,622	2,904	4,665
Separate Accounts liabilities	126,910	110,337	124,552	113,150	109,198
Total Liabilities	234,379	205,178	218,471	201,693	191,969
Redeemable noncontrolling interest	365	187	626	403	13
Total equity attributable to Holdings	13,535	13,866	13,421	11,407	10,407
Total equity attributable to Holdings, excluding Accumulated other comprehensive income (loss)	12,695	15,262	13,529	12,328	11,084
Noncontrolling interest	1,591	1,566	3,097	3,142	3,108
Total Equity	$15,126	$15,432	$16,518	$14,549	$13,515

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
Effect of Assumption Updates on Operating Results
During the third quarter of each year, we conduct our annual review of the assumptions underlying the valuation of DAC, deferred sales inducement assets, unearned revenue liabilities, liabilities for future policyholder benefits and embedded derivatives for our Individual Retirement, Group Retirement, and Protection Solution segments (assumption reviews are not relevant for the Investment Management and Research segment). Assumptions are based on a combination of Company experience, industry experience, management actions and expert judgment and reflect our best estimate as of the date of the applicable financial statements.
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
Impact of Assumption Updates and Model Changes on Income from Continuing Operations before income taxes and Net income (loss)
The table below presents the impact of our actuarial assumption updates during 2019, 2018, and 2017 to our Income (loss) from continuing operations, before income taxes and Net income (loss):

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Impact of assumption updates on Net income (loss):
Variable annuity product features related assumption updates	$(1,467)	$(366)	$(17)
All other assumption updates	76	206	728
Impact of assumption updates on Income (loss) from continuing operations, before income tax	$(1,391)	$(160)	$711
Income tax (expense) benefit on assumption updates	292	29	(249)
Net income (loss) impact of assumption updates	$(1,099)	$(131)	$462
2019 Assumption Updates
The impact of assumption updates in 2019 was a decrease of $1.4 billion to Income (loss) from continuing operations, before income taxes and a decrease to Net income (loss) of $1.1 billion. This includes a $1.5 billion unfavorable impact on the reserves for our Variable annuity product features as a result of unfavorable updates to our: (i) interest rate assumptions; and (ii) policyholder behavior, primarily lapse and withdrawal assumptions, further magnified by low interest rates.
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
The assumption changes during 2018 consisted of a decrease in Policy charges and fee income of $24 million, a decrease in Policyholders’ benefits of $673 million, an increase in Net derivative losses of $1.1 billion, and a decrease in the Amortization of DAC of $286 million.
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
Impact of Assumption Updates and Model Changes on Pre-tax Non-GAAP Operating Earnings
The table below presents the impact on pre-tax Non-GAAP Operating Earnings of our actuarial assumption updates during 2019, 2018 and 2017 by segment and Corporate and Other:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Impact of assumption updates by segment:
Individual Retirement	$104	$59	$58
Group Retirement	3	43	47
Protection Solutions	(4)	107	623
Impact of assumption updates on Corporate and Other	(27)	(3)	—
Total impact on pre-tax Non-GAAP Operating Earnings	$76	$206	$728
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

Non-GAAP Operating Earnings excludes items related to Variable annuity product features, such as changes in the fair value of the embedded derivatives associated with the GMIBNLG liability and the effect of benefit ratio unlock adjustments. Accordingly, the $366 million unfavorable impact to Net income (loss) mentioned above for 2018, comprised of a $1.1 billion increase in the fair value of the GMIBNLG liability and a $729 million decrease in Policyholders’ benefits reflected in Net income (loss) are excluded from Non-GAAP Operating Earnings. After excluding these items, the net impact of assumption changes on Non-GAAP Operating Earnings in 2018 decreased Policy charges and fee income by $24 million, increased Policyholder’ benefits by $56 million, and decreased Amortization of DAC by $286 million.
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
Financial and Economic Environment
A wide variety of factors continue to impact global financial and economic conditions. These factors include, among others, concerns over economic growth in the United States, continued low interest rates including following the sharp decline in the second quarter of 2019, falling unemployment rates, the U.S. Federal Reserve’s potential plans for short-term interest rates, the uncertainty created by what actions the current administration may pursue, concerns over global trade wars, changes in tax policy, global economic factors including programs by the European Central Bank and the United Kingdom’s vote to exit from the European Union and other geopolitical issues. Additionally, many of the products and solutions we sell are tax-advantaged or tax-deferred. If U.S. tax laws were to change, such that our products and solutions are no longer tax-advantaged or tax-deferred, demand for our products could materially decrease. See “Risk Factors—Legal and Regulatory Risks—Future changes in the U.S. tax laws and regulations or interpretations of the Tax Reform Act could reduce our earnings and negatively impact our business, results of operations or financial condition, including by making our products less attractive to consumers.

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
Regulatory Developments
Our life insurance subsidiaries are regulated primarily at the state level, with some policies and products also subject to federal regulation. In addition, Holdings and its insurance subsidiaries are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, on an ongoing basis, regulators refine capital requirements and introduce new reserving standards. Regulations recently adopted or currently under review can potentially affect the capital requirements and profitability of the industry and result in increased regulation and oversight for the industry. For additional information on regulatory developments and the risks we face, see “Business—Regulation” and “Risk Factors—Legal and Regulatory Risks”.
Impact of the Tax Reform Act
In December 2017, the Tax Reform Act was signed into law. The Tax Reform Act reduced the federal corporate income tax rate to 21% and repealed the corporate Alternative Minimum Tax (“AMT”) while keeping existing AMT credits. It also contained measures affecting our insurance companies, including changes to the DRD, insurance reserves and tax DAC, and measures affecting our international operations. As a result of the Tax Reform Act, our Net Income and Non-GAAP Operating Earnings has improved and the tax liability on the earnings of our foreign subsidiaries has decreased.

In August 2018, the NAIC adopted changes to the RBC calculation, including the C-3 Phase II Total Asset Requirement for variable annuities, to reflect the 21% corporate income tax rate in RBC, which resulted in a reduction to our Combined RBC Ratio.
Overall, the Tax Reform Act had a net positive economic impact on us, and we continue to monitor regulations related to this reform.
Separation Costs
In connection with our separation from AXA, we have incurred and expect to continue to incur one-time and recurring expenses. These expenses primarily relate to information technology, compliance, internal audit, finance, risk management, procurement, client service, human resources, rebranding and other support services. The process of replicating and replacing functions, systems and infrastructure provided by AXA or certain of its affiliates in order to operate on a stand-alone basis is currently underway. These expenses, any recurring expenses, including under the Transitional Services Agreement, and any additional one-time expenses we may incur may be material. See “Risk Factors” for additional information.
We estimate that the aggregate amount of the one-time expenses described above will be approximately $700 million. Through December 31, 2019, a total of $532 million has been incurred, of which $222 million, $213 million, and $93 million was incurred in 2019, 2018 and 2017, respectively.
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
We anticipate that the savings from these initiatives will offset any incremental ongoing expenses that we incur as a standalone company, and we expect these initiatives to improve our operating leverage, increasing our Non-GAAP Operating Earnings by approximately $75 million pre-tax per annum by 2020. For the year ended December 31, 2019, we have achieved $53 million of the $75 million 2020 productivity savings.
Investment Management and Research Business
AB has announced that it will establish its corporate headquarters in and relocate approximately 1,250 jobs located in the New York metro area to, Nashville, Tennessee. Beginning in 2025, AB now estimates ongoing annual expense savings of approximately $75 million to $80 million, approximately $5 million higher than previously disclosed.

Key Operating Measures
In addition to our results presented in accordance with U.S. GAAP, we report Non-GAAP Operating Earnings, Non-GAAP Operating ROE, Non-GAAP Operating ROC by segment for our Individual Retirement, Group Retirement and Protection Solutions segments, and Non-GAAP Operating Earnings per share, each of which is a measure that is not determined in accordance with U.S. GAAP. Management principally uses these non-GAAP financial measures in evaluating performance because they present a clearer picture of our operating performance and they allow management to allocate resources. Similarly, management believes that the use of these Non-GAAP financial measures, together with relevant U.S. GAAP measures, provide investors with a better understanding of our results of operations and the underlying profitability drivers and trends of our business. These non-GAAP financial measures are intended to remove from our results of operations the impact of market changes (where there is mismatch in the valuation of assets and liabilities) as well as certain other expenses which are not part of our underlying profitability drivers or likely to re-occur in the foreseeable future, as such items fluctuate from period-to-period in a manner inconsistent with these drivers. These measures should be considered supplementary to our results that are presented in accordance with U.S. GAAP and should not be viewed as a substitute for the U.S. GAAP measures. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way we calculate such measures. Consequently, our non-GAAP financial measures may not be comparable to similar measures used by other companies.
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
In the first quarter of 2019, the Company updated its Non-GAAP Operating Earnings measure to exclude market value adjustments impacting the DAC amortization for its SCS variable annuity product in order to be consistent with the treatment of the market value adjustments on the SCS liability and with industry practice. The presentation of Non-GAAP Operating Earnings in prior periods was not revised to reflect this modification, however, the Company estimated that had the treatment in the Company’s Non-GAAP Operating Earnings measure of the Amortization of DAC for SCS been modified in 2017, the pre-tax impact on Non-GAAP Operating Earnings of excluding the SCS-related DAC amortization from Operating earnings would have been a decrease of $56 million and $46 million for the years ended December 31, 2018 and 2017.
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
We use the prevailing corporate federal income tax rate of 21%, 21% and 35% in 2019, 2018 and 2017, respectively, while taking into account any non-recurring differences for events recognized differently in our financial statements and federal income tax returns as well as partnership income taxed at lower rates when reconciling Net income (loss) attributable to Holdings to Non-GAAP Operating Earnings.
The table below presents a reconciliation of Net income (loss) attributable to Holdings to Non-GAAP Operating Earnings for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Net income (loss) attributable to Holdings	$(1,733)	$1,820	$834
Adjustments related to:
Variable annuity product features (1)	4,878	(70)	1,107
Investment (gains) losses	(73)	86	191
Goodwill impairment	—	—	369
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	99	215	135
Other adjustments (2)	406	299	119
Income tax expense (benefit) related to above adjustments (3)	(1,114)	(111)	(644)
Non-recurring tax items	(66)	(73)	(76)
Non-GAAP Operating Earnings (4)	$2,397	$2,166	$2,035
___________

(1)
Had we modified the treatment of the amortization of DAC for SCS starting in 2017, the adjustment related to Variable annuity product features for the years ended 2018 and 2017 would have been ($126) million and $1.1 billion.

(2)	Other adjustments include separation costs of $222 million, $213 million and $93 million in 2019, 2018 and 2017, respectively.

(3)
Had we modified the treatment of the amortization of DAC for SCS starting in 2017, the adjustment related to Income tax expense (benefit) related to above adjustments for the years ended 2018 and 2017 would have been ($99) million and ($634) million.

(4)	Had we modified the treatment of the amortization of DAC for SCS starting in 2017, Non-GAAP Operating Earnings for the years ended 2018 and 2017 would have been $2.1 billion and $2.0 billion.
Non-GAAP Operating ROE and Non-GAAP Operating ROC by Segment
We report Non-GAAP Operating ROE and Non-GAAP Operating ROC by segment for our Individual Retirement, Group Retirement and Protection Solutions segments, each of which is a Non-GAAP financial measure used to evaluate our profitability on a consolidated basis and by segment, respectively.
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
The following table presents Return on Average equity attributable to Holdings, excluding AOCI and Non-GAAP Operating ROE for the year ended December 31, 2019.

Year Ended December 31, 2019
(in millions)
Net income attributable to Holdings	$(1,733)
Average equity attributable to Holdings, excluding AOCI	$13,253
Return on average equity attributable to Holdings, excluding AOCI	(13.1)%

Non-GAAP Operating Earnings	$2,397
Average equity attributable to Holdings, excluding AOCI	$13,253
Non-GAAP Operating ROE	18.1%

The following table presents Non-GAAP Operating ROC by segment for our Individual Retirement, Group Retirement and Protection Solutions segments for the years ended December 31, 2019, 2018 and 2017.

	Individual Retirement	Group Retirement	Protection Solutions
	(in millions)
Year Ended December 31, 2019
Operating earnings	$1,577	$390	$396
Average capital (2)	$7,362	$1,335	$2,995
Non-GAAP Operating ROC	21.4%	29.2%	13.2%

Year Ended December 31, 2018
Operating earnings (1)	$1,555	$389	$197
Average capital (2)	$6,921	$1,227	$2,656
Non-GAAP Operating ROC (3)	22.5%	31.7%	7.4%

Year Ended December 31, 2017
Operating earnings (1)	$1,252	$283	$502
Average capital (2)	$6,912	$1,154	$2,761
Non-GAAP Operating ROC (3)	18.1%	24.5%	18.2%
_____________

(1)
Had we modified the treatment of the amortization of DAC for SCS starting in 2017, Operating earnings for the years ended 2018 and 2017 for the Individual Retirement segment would have been $1.5 billion and $1.2 billion.

(2)
For average capital amounts by segment, capital components pertaining directly to specific segments such as DAC along with targeted capital are directly attributed to these segments. Targeted capital for each segment is established using assumptions supporting statutory capital adequacy levels (including CTE98).

(3)
Had we modified the treatment of the amortization of DAC for SCS starting in 2017, Non-GAAP Operating ROC for the years ended 2018 and 2017 for the Individual Retirement segment would have been 21.8% and 17.6%.

Non-GAAP Operating Earnings Per Share
Non-GAAP Operating Earnings Per Share (“Non-GAAP EPS”) is calculated by dividing Non-GAAP Operating Earnings by diluted common shares outstanding. The following table sets forth Non-GAAP Operating EPS for the years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,
	2019	2018	2017
	(per share amounts)
Net income (loss) attributable to Holdings	$(3.51)	$3.27	$1.49
Adjustments related to:
Variable annuity product features (1)	9.86	(0.13)	1.97
Investment (gains) losses	(0.15)	0.15	0.34
Goodwill impairment	—	—	0.66
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	0.20	0.39	0.24
Other adjustments (2)	0.83	0.54	0.22
Income tax expense (benefit) related to above adjustments (3)	(2.25)	(0.20)	(1.15)
Non-recurring tax items	(0.13)	(0.13)	(0.14)
Non-GAAP Operating Earnings (4)	$4.85	$3.89	$3.63
______________

(1)
Had we modified the treatment of the amortization of DAC for SCS starting in 2017, the adjustment related to Variable annuity product features for the years ended 2018 and 2017 would have been ($0.23) and $1.89.

(2)	“Other adjustments” includes separation costs of $0.45, $0.38 and $0.17 for the years ended December 31, 2019, 2018 and 2017, respectively.

(3)
Had we modified the treatment of the amortization of DAC for SCS starting in 2017, the adjustment related to Income tax expense (benefit) related to above adjustments for the years ended 2018 and 2017 would have been ($0.18) and ($1.13).

(4)	Had we modified the treatment of the amortization of DAC for SCS starting in 2017, Non-GAAP Operating EPS - common stock, diluted for the years ended 2018 and 2017 would have been $3.81 and $3.57.
Assets Under Management
AUM means investment assets that are managed by one of our subsidiaries and includes: (i) assets managed by AB; (ii) the assets in our General Account investment portfolio; and (iii) the Separate Accounts assets of our Individual Retirement, Group Retirement and Protection Solutions businesses. Total AUM reflects exclusions between segments to avoid double counting.
Assets Under Administration
AUA includes non-insurance client assets that are invested in our savings and investment products or serviced by our Equitable Advisors platform. We provide administrative services for these assets and generally record the revenues received as distribution fees.
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
Ownership and Consolidation of AllianceBernstein
Our indirect, wholly-owned subsidiary, AllianceBernstein Corporation, is the General Partner of AB. Accordingly, AB’s results are fully reflected in our consolidated financial statements.
Our blended economic interest in AB was approximately 65%, 61% and 46% for the years ended December 31, 2019, 2018 and 2017, respectively.
Consolidated Results of Operations
The following table summarizes our consolidated statements of income (loss) for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$3,738	$3,824	$3,693
Premiums	1,147	1,094	1,124
Net derivative gains (losses)	(4,000)	(231)	214
Net investment income (loss)	3,699	2,693	3,082
Investment gains (losses), net:
Total other-than-temporary impairment losses	—	(42)	(15)
Other investment gains (losses), net	73	(44)	(176)
Total investment gains (losses), net	73	(86)	(191)
Investment management and service fees	4,380	4,268	4,093
Other income	554	516	445
Total revenues	9,591	12,078	12,460

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	4,370	2,915	4,366
Interest credited to policyholders’ account balances	1,241	1,090	995
Compensation and benefits	2,081	2,079	1,980
Commissions and distribution-related payments	1,242	1,160	1,081
Interest expense	221	231	160
Amortization of deferred policy acquisition costs	579	333	503
Other operating costs and expenses	1,892	1,809	2,069
Total benefits and other deductions	11,626	9,617	11,154
Income (loss) from continuing operations, before income taxes	(2,035)	2,461	1,306
Income tax (expense) benefit	599	(307)	(49)
Net income (loss)	(1,436)	2,154	1,257
Less: Net income (loss) attributable to the noncontrolling interest	297	334	423
Net income (loss) attributable to Holdings	$(1,733)	$1,820	$834

	Years Ended December 31,
	2019	2018	2017
	(in millions, except per share data)
EARNINGS PER SHARE
Earnings per share - common stock:
Basic	$(3.51)	$3.27	$1.49
Diluted	$(3.51)	$3.27	$1.49
Weighted average common shares outstanding (in millions):
Basic	493.6	556.4	561.0
Diluted	494.7	556.5	561.0

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Non-GAAP Operating Earnings (1)	$2,397	$2,166	$2,035
______________

(1)	Had we modified the treatment of the amortization of DAC for SCS starting in 2017, Non-GAAP Operating Earnings for the years ended 2018 and 2017 would have been $2.1 billion and $2.0 billion.
The following table summarizes our Non-GAAP Operating EPS share for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Non-GAAP Operating EPS - common stock:
Basic (1)	$4.86	$3.89	$3.63
Diluted (2)	$4.85	$3.89	$3.63
______________

(1)	Had we modified the treatment of the amortization of DAC for SCS starting in 2017, Non-GAAP Operating EPS - common stock, basic for the years ended 2018 and 2017 would have been $3.81 and $3.57.

(2)	Had we modified the treatment of the amortization of DAC for SCS starting in 2017, Non-GAAP Operating EPS - common stock, diluted for the years ended 2018 and 2017 would have been $3.81 and $3.57.

The following discussion compares the results for the year ended December 31, 2019 to the year ended December 31, 2018.
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Net Income Attributable to Holdings
Net income (loss) attributable to Holdings decreased by $3.6 billion, to a net loss of $1.7 billion during 2019 from net income of $1.8 billion in 2018 primarily driven by the following notable items:

•
Increase in Net derivative losses of $3.8 billion mainly due to losses from freestanding derivatives reflecting lower interest rates in 2019, and an increase in the fair value of the GMIBNLG liability due to lower interest rates in 2019. The increase in Net derivative losses was partially offset by the smaller impact from unfavorable assumption updates ($0.6 billion in 2019 versus $1.1 billion in 2018).

•
Increase in Policyholders’ benefits of $1.5 billion mainly due to our Individual Retirement segment driven by the unfavorable impact from assumption updates ($890 million unfavorable in 2019 compared to $731 million favorable in 2018), and the impacts of lower interest rates and higher equity markets in 2019 versus 2018, partly offset by a decrease in our Protection Solutions segment driven by the favorable impact from assumption updates ($42 million favorable in 2019 compared to $53 million unfavorable in 2018).

•
Increase in Amortization of DAC of $246 million mainly due to increases in our Individual Retirement, Protection Solutions and Group Retirement segments. The increase in our Individual Retirement segment was primarily due to the impacts of lower interest rates and equity market movements in 2019 on assets supporting our SCS block, partially offset by the favorable impact from assumption updates ($92 million in 2019 versus $60 million in 2018). The increase in our Protection Solutions segment was mainly due to the unfavorable impact from assumption updates ($49 million unfavorable in 2019 compared to $183 million favorable in 2018). The increase in our Group Retirement segment was primarily due to the less favorable impact of assumption updates ($3 million in 2019 versus $43 million in 2018).

•
Increase in Interest credited to policyholders’ account balances of $151 million mainly driven by our Individual Retirement segment primarily attributable to higher SCS AV due to new business growth. This was partially offset by the favorable impact from assumption updates of $13 million, and an increase in Indexed Universal Life reserves due to new business in our Protection Solutions segment.

•
Increase in Compensation, benefits and other operating expenses of $85 million mainly driven by our Investment Management and Research segment resulting from higher employee compensation, promotion and servicing, and general and administrative expenses.

•
Increase in Commissions and distribution-related payments of $82 million mainly driven by higher commission expense due to higher distribution-related payments in our Investment Management and Research segment, as well as the growth in sales of non-proprietary and employee benefits products in our Protection Solutions segment.

Partially offsetting this decrease were the following notable items:

•
Increase in Net investment income of $1.0 billion mainly due to a change in the market value of trading securities supporting our variable annuity products due to lower interest rates in 2019 compared to 2018, and higher investment income from higher asset balances and the General Account investment portfolio optimization.

•
Increase in Fee-type revenue of $117 million mainly driven by an increase in our Investment Management and Research segment attributable to higher base fees resulting from higher average AUM, the growth in sales of our employee benefits products and the favorable impacts from assumption updates ($3 million favorable in 2019 versus $24 million unfavorable in 2018) in our Protection Solutions segment, partially offset by a decrease in our Individual Retirement segment mainly due to lower average Separate Accounts AV in 2019 compared to 2018 resulting from a decline in equity markets in the fourth quarter of 2018 and net outflows in our older fixed-rate GMxB block.

•	Increase in Net investment gains of $159 million primarily due to the rebalancing of our U.S. Treasury portfolio, partially offset by a $134 million impairment on assets and liabilities held-for-sale.

•
Decrease in Net income attributable to noncontrolling interest of $37 million mainly due to lower AB Net income and from the increase in our ownership percentage of AB in 2019 that reduced the noncontrolling interest's share of AB's Net income.

•
Increase in Income tax benefit of $906 million driven primarily by a pre-tax loss in the year ended 2019 compared to pre-tax income in the year ended 2018 and by a $63 million income tax benefit from the release of a state income tax liability in the second quarter of 2019.

See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding assumption updates.
Non-GAAP Operating Earnings
Non-GAAP Operating Earnings increased by $231 million to $2.4 billion during 2019 from $2.2 billion in 2018. Had we modified the treatment of the amortization of DAC for SCS starting in 2017, Non-GAAP Operating Earnings for the year ended December 31, 2018 would have increased $275 million from $2.1 billion in the year ended December 31, 2018. The following notable items were the primary drivers for the increase in Non-GAAP Operating Earnings.

•
Increase in Net investment income of $440 million mainly due to the positive impacts from higher asset balances, the General Account investment portfolio optimization, and higher income from seed capital investment subject to market risk.

•
Increase in Net derivative gains of $107 million mainly due to a $180 million increase in our Individual Retirement segment largely offsetting the impact of lower interest rates on our GMxB liabilities in 2019.

•
Decrease in Policyholders’ benefits of $95 million mainly in our Protection Solution segment driven by the favorable impact from assumption updates ($42 million favorable in 2019 compared to $53 million unfavorable in 2018), partly offset by an increase in our Individual Retirement segment (offset by an increase in Net derivatives gains) as 2018 was favorably impacted by higher interest rates and the assumption updates in the third quarter of 2018.

•
Decrease in Earnings attributable to the noncontrolling interest of $65 million mainly in our Investment Management and Research segment due to lower AB Operating earnings and from the increase in our ownership percentage of AB that reduced the noncontrolling interest’s share of AB’s Operating earnings.

•
Increase in Fee-type revenue of $39 million mainly driven by an increase in our Investment Management and Research segment attributable to higher base fees resulting from higher average AUM, the growth in sales of our employee benefits products and the favorable impact from assumption updates ($3 million favorable in 2019 versus $24 million unfavorable in 2018) in our Protection Solutions segment, partially offset by a decrease in our Individual Retirement segment mainly due to lower average Separate Accounts AV in 2019 compared to 2018 resulting from a decline in equity markets in the fourth quarter of 2018 and net outflows in our older fixed-rate GMxB block.

Partially offsetting this increase were the following notable items:

•
Increase in Interest credited to policyholders’ account balances of $151 million driven by our Individual Retirement segment primarily attributable to higher SCS AV due to new business growth partially offset by the favorable impact of assumption updates of $13 million in 2019, and an increase in Indexed Universal Life reserves due to new business in our Protection Solutions segment.

•
Increase in Amortization of DAC of $128 million due to increases in our Protection Solutions, Group Retirement and Individual Retirement segments. The increase in our Protection Solutions segment was mainly due to the unfavorable impact from assumption updates ($49 million unfavorable in 2019 versus $183 million favorable in 2018). The increase in our Group Retirement segment was primarily due to the less favorable impact from assumption updates ($3 million in 2019 compared to $43 million in 2018). The increase in our Individual Retirement segment was primarily due to the impact of lower interest rates and higher equity market movements on assets supporting our SCS block in 2019 versus 2018, partially offset by the favorable impact from assumption updates ($92 million in 2019 versus $60 million in 2018). Had we modified the treatment of the amortization of DAC for SCS starting in 2017, the SCS-related DAC amortization excluded from Non-GAAP Operating Earnings would have been $56 million lower, decreasing Non-GAAP Operating Earnings.

•
Increase in Commissions and distribution-related payments of $82 million mainly driven by higher distribution-related payments in our Investment Management and Research segment, as well as the growth in sales of non-proprietary and employee benefits products in our Protection Solutions segment.

•
Increase in Compensation, benefits and other operating costs and expenses of $52 million mainly driven by our Investment Management and Research segment resulting from higher employee compensation, promotion and servicing, and general and administrative expenses, partially offset by the non-recurrence of a $43 million expense related to the impact of adopting revenue recognition standard ASC 606 in the year ended 2018.

•
Increase in Income tax expense of $95 million mainly driven by higher pre-tax earnings in 2019. Had we modified the treatment of the amortization of DAC for SCS starting in 2017, the income tax benefit excluded from Non-GAAP Operating Earnings would have been $12 million lower.

See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding assumption updates.
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
Net Income Attributable to Holdings
For discussion that compares results for the year ended December 31, 2018 to the year ended December 31, 2017 refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”).
Non-GAAP Operating Earnings
For discussion that compares results for the year ended December 31, 2018 to the year ended December 31, 2017 refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in our 2018 Form 10-K.

Results of Operations by Segment
We manage our business through the following four segments: Individual Retirement, Group Retirement, Investment Management and Research, and Protection Solutions. We report certain activities and items that are not included in our four segments in Corporate and Other. The following section presents our discussion of Operating earnings (loss) by segment and AUM, AV and Protection Solutions Reserves by segment, as applicable. Consistent with U.S. GAAP guidance for segment reporting, Operating earnings (loss) is our U.S. GAAP measure of segment performance. See Note 19 of the Notes to the Consolidated Financial Statements for further information our segments.
The following table summarizes Operating earnings (loss) on our segments and Corporate and Other for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Operating earnings (loss) by segment:
Individual Retirement (1)	$1,577	$1,555	$1,252
Group Retirement	390	389	283
Investment Management and Research	381	381	211
Protection Solutions	396	197	502
Corporate and Other	(347)	(356)	(213)
Non-GAAP Operating Earnings (2)	$2,397	$2,166	$2,035
______________

(1)
Had we modified the treatment of the amortization of DAC for SCS starting in 2017, Operating earnings for the years ended 2018 and 2017 for the Individual Retirement segment would have been $1.5 billion and $1.2 billion.

(2)	Had we modified the treatment of the amortization of DAC for SCS starting in 2017, Non-GAAP Operating Earnings for the years ended 2018 and 2017 would have been $2.1 billion and $2.0 billion.
Effective Tax Rates by Segment
For 2019 and 2018, Income tax expense was allocated to the Company’s business segments using a 17% and 16% effective tax rate (“ETR”) for our retirement and protection businesses (Individual Retirement, Group Retirement, and Protection Solutions) and a 28% and 24% ETR for Investment Management and Research.
Individual Retirement
The Individual Retirement segment includes our variable annuity products which primarily meet the needs of individuals saving for retirement or seeking retirement income.
The following table summarizes Operating earnings of our Individual Retirement segment for the periods presented:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Operating earnings (1)	$1,577	$1,555	$1,252
______________

(1)
Had we modified the treatment of the amortization of DAC for SCS starting in 2017, Operating earnings for the years ended 2018 and 2017 for the Individual Retirement segment would have been $1.5 billion and $1.2 billion.

Key components of Operating earnings are:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
REVENUES
Policy charges, fee income and premiums	$2,085	$2,124	$2,116
Net investment income	1,148	981	865
Investment gains (losses), net including derivative gains (losses)	377	197	654
Investment management, service fees and other income	730	752	739
Segment revenues	$4,340	$4,054	$4,374

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits	$1,208	$1,073	$1,667
Interest credited to policyholders' account balances	288	229	174
Commissions and distribution-related payments	281	291	281
Amortization of deferred policy acquisition costs (1)	220	186	108
Compensation, benefits and other operating costs and expenses	435	415	450
Interest expense	—	—	—
Segment benefits and other deductions (2)	$2,432	$2,194	$2,680
______________

(1)
Had we modified the treatment of the amortization of DAC for SCS starting in 2017, Amortization of deferred policy acquisition costs for the years ended 2018 and 2017 for the Individual Retirement segment would have been $242 million and $154 million.

(2)
Had we modified the treatment of the amortization of DAC for SCS starting in 2017, Segment benefits and other deductions for the years ended 2018 and 2017 for the Individual Retirement segment would have been $2.3 billion and $2.7 billion.

The following table summarizes AV for our Individual Retirement segment as of the dates indicated:

	As of December 31,
	2019	2018	2017
	(in millions)
AV
General Account	$26,108	$20,631	$19,059
Separate Accounts	82,814	73,958	84,364
Total AV	$108,922	$94,589	$103,423
The following table summarizes a roll-forward of AV for our Individual Retirement segment for the periods presented:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Balance as of beginning of period	$94,589	$103,423	$93,604
Gross premiums	8,572	7,893	7,786
Surrenders, withdrawals and benefits	(9,071)	(9,091)	(7,854)
Net flows	(499)	(1,198)	(68)
Investment performance, interest credited and policy charges	15,290	(7,636)	9,887
Transfer to Corporate and Other	(458)	—	—
Balance as of end of period	$108,922	$94,589	$103,423

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018 for the Individual Retirement Segment
Operating earnings
Operating earnings increased $22 million to $1.6 billion during 2019 from $1.6 billion in 2018. Had we modified the treatment of the amortization of DAC for SCS starting in 2017, Operating earnings for the year ended December 31, 2019 would have increased $66 million from $1.5 billion in the year ended December 31, 2018. The following notable items were the primary drivers for the increase in Operating earnings.

•	Increase in Net investment income of $167 million mainly due to higher SCS asset balances and the General Account investment portfolio optimization.

•
Improvement in GMxB results of $71 million primarily due to assumption updates in the third quarter of 2018. GMxB results include Policy charges and fee income, Net derivative gains (losses) and Policyholders’ benefits.

•	Commissions and distribution-related payments decreased by $10 million due to lower asset balances.
The increase was partially offset by:

•
Fee-type revenue decreased by $63 million mainly due to lower average Separate Accounts AV in 2019 compared to 2018 as a result of the sharp decline in equity markets in the fourth quarter of 2018, and net outflows in our older fixed-rate GMxB block.

•
Increase in Interest credited to policyholders’ account balances of $59 million primarily driven by higher SCS AV due to new business growth, partially offset by a $13 million favorable impact from assumption updates.

•
Increase in Amortization of DAC of $34 million, primarily due to the impact of interest rate and equity market movements on our SCS block in 2018 and higher normal amortization in 2019, partially offset by the favorable impact from assumption updates ($92 million in 2019 versus $60 million in 2018). Had we modified the treatment of the amortization of DAC for SCS starting in 2017, the SCS-related DAC amortization excluded from Operating earnings would have been $56 million lower.

•	Compensation, benefits and other operating costs and expenses increased by $20 million due to a one-time release of a legal fee reserve in 2018.

•	Non-GMxB related Policyholders’ benefits increased by $28 million mainly due to the normal growth of the Payout reserves.

•
Increase in Income tax expense of $26 million was driven by higher pre-tax earnings. Had the treatment in our Non-GAAP Operating Earnings measure of the Amortization of DAC for SCS been modified starting in 2017, income tax benefit excluded from Non-GAAP Operating Earnings would have been $12 million lower.

See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding assumption updates.
Net Flows and AV

•	The higher in AV of $14.3 billion in 2019 was due primarily to higher equity markets and net outflows in our older fixed-rate GMxB block.

•
Net outflows of $499 million were $698 million higher than in 2018, mainly driven by $3.8 billion of outflows on our older fixed-rate GMxB block, which were partially offset by $3.3 billion of inflows on our newer, less capital-intensive products.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017 for the Individual Retirement Segment
Operating earnings
For discussion that compares results for the year ended December 31, 2018 to the year ended December 31, 2017 refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in our 2018 Form 10-K.

Net Flows and AV
For discussion on Net Flows and AV comparative results for the year ended December 31, 2018 to the year ended December 31, 2017 refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in our 2018 Form 10-K.
Group Retirement
The Group Retirement segment offers tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses.
The following table summarizes Operating earnings of our Group Retirement segment for the periods presented:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Operating earnings	$390	$389	$283
Key components of Operating earnings are:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
REVENUES
Policy charges, fee income and premiums	$279	$271	$248
Net investment income	590	552	528
Investment gains (losses), net including derivative gains (losses)	4	2	(8)
Investment management, service fees and other income	204	194	174
Segment revenues	$1,077	$1,019	$942

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$2	$4	$—
Interest credited to policyholders’ account balances	302	290	282
Commissions and distribution-related payments	42	42	38
Amortization of deferred policy acquisition costs	35	(7)	23
Compensation, benefits and other operating costs and expenses	224	225	230
Interest expense	—	—	—
Segment benefits and other deductions	$605	$554	$573
The following tables summarize AV for our Group Retirement segment as of the dates indicated:

	As of December 31,
	2019	2018	2017
	(in millions)
AV
General Account	$12,071	$11,619	$11,319
Separate Accounts	25,809	20,782	22,587
Total AV	$37,880	$32,401	$33,906
The following table summarizes a roll-forward of AV for our Group Retirement segment for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Balance as of beginning of period	$32,401	$33,906	$30,138
Gross premiums	3,533	3,383	3,205
Surrenders, withdrawals and benefits	(3,266)	(3,287)	(2,938)
Net flows	267	96	267
Investment performance, interest credited and policy charges	5,212	(1,601)	3,501
Balance as of end of period	$37,880	$32,401	$33,906
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018 for the Group Retirement Segment
Operating earnings
Operating earnings increased $1 million to $390 million during 2019 from $389 million in 2018. The increase is primarily attributable to the following:

•	Net investment income increased by $38 million due to higher asset balances and the General Account investment portfolio optimization.

•	Increase in fee-type revenues of $18 million due to positive net flows and equity market performance in 2019.
The increase was largely offset by the following:

•
Amortization of DAC increased by $42 million mainly due to the less favorable impact from assumption updates ($3 million in 2019 versus $43 million in 2018 which was driven by improved lapse experience).

•	Interest credited to policyholders’ account balances increased by $12 million due to AV growth.
See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding assumption updates.
Net Flows and AV

•	The increase in AV of $5.5 billion in 2019 was primarily due to positive net flows and equity market performance in 2019.

•	Net inflows of $267 million increased $171 million, driven by record sales in the corporate market as well as strong renewals reflecting high retention in all markets.
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017 for the Group Retirement Segment
Operating earnings
For discussion that compares results for the year ended December 31, 2018 to the year ended December 31, 2017 refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in our 2018 Form 10-K.
Net Flows and AV
For discussion on Net Flows and AV comparative results for the year ended December 31, 2018 to the year ended December 31, 2017 refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in our 2018 Form 10-K.
Investment Management and Research
The Investment Management and Research segment provides diversified investment management, research and related services to a broad range of clients around the world. Operating earnings (loss), net of tax, presented here represents our economic interest in AB of approximately 65%.

The following table summarizes Operating earnings of our Investment Management and Research segment for the periods presented.

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Operating earnings	$381	$381	$211
Key components of Operating earnings are:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
REVENUES
Policy charges, fee income and premiums	$—	$—	$—
Net investment income	57	(10)	60
Investment gains (losses), net including derivative gains (losses)	(38)	12	(24)
Investment management, service fees and other income	3,460	3,409	3,180
Segment revenues	$3,479	$3,411	$3,216

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$—	$—	$—
Interest credited to policyholders’ account balances	—	—	—
Commissions and distribution related payments	488	427	415
Amortization of deferred policy acquisition costs	—	—	—
Compensation, benefits and other operating costs and expenses	2,174	2,115	2,036
Interest expense	10	8	6
Segment benefits and other deductions	$2,672	$2,550	$2,457
Changes in AUM in the Investment Management and Research segment for the periods presented were as follows:

	Years Ended December 31,
	2019	2018	2017
	(in billions)
Balance as of beginning of period	$516.4	$554.5	$480.2
Long-term flows
Sales/new accounts	103.7	93.8	78.7
Redemptions/terminations	(68.4)	(87.6)	(60.7)
Cash flow/unreinvested dividends	(10.1)	(14.3)	(4.8)
Net long-term (outflows) inflows	25.2	(8.1)	13.2
AUM adjustment (1)	(0.9)	—	—
Market appreciation (depreciation)	82.2	(30.0)	61.1
Net change	106.5	(38.1)	74.3
Balance as of end of period	$622.9	$516.4	$554.5
_______________
(1) Approximately $900 million of non-investment management fee earning taxable and tax-exempt money market assets were removed from assets under management during the second quarter of 2019.

Average AUM in the Investment Management and Research segment for the periods presented by distribution channel and investment services were as follows:

	Years Ended December 31,
	2019	2018	2017
	(in billions)
Distribution Channel:
Institutions	$265.4	$258.1	$253.8
Retail	212.3	191.8	177.5
Private Wealth Management	96.5	94.3	86.7
Total	$574.2	$544.2	$518.0

Investment Service:
Equity Actively Managed	$158.4	$146.4	$125.6
Equity Passively Managed (1)	56.4	53.8	50.8
Fixed Income Actively Managed – Taxable	239.7	230.3	236.3
Fixed Income Actively Managed – Tax-exempt	44.6	41.3	38.8
Fixed Income Passively Managed (1)	9.4	9.8	10.3
Other (2)	65.7	62.6	56.2
Total	$574.2	$544.2	$518.0
_______________

(1)	Includes index and enhanced index services.

(2)	Includes multi-asset solutions and services, and certain alternative investments.

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018 for the Investment Management and Research Segment
Operating earnings
Operating earnings were flat at $381 million in 2019 primarily attributable to the following:

•	Increase in Net investment income of $67 million mainly due to the seed capital investment subject to market risk.

•
Increase in fee-type revenues of $51 million primarily due to higher base fees driven by higher average AUM, partly offset by lower Bernstein Research Services revenues and lower performance-based fees mainly due to the non-recurrence of a $78 million increase in revenues in the year ended 2018 from the impact of adopting revenue recognition standard ASC 606 in 2018.

•
Earnings attributable to the noncontrolling interest decreased by $76 million due to lower AB Operating earnings and from the increase in our ownership percentage of AB that reduced the noncontrolling interests’ share of AB’s Operating earnings.

•	Higher commissions and distribution-related payments of $61 million due to higher payments to financial intermediaries for distribution of AB mutual funds.

•
Compensation, benefits and other operating costs and expenses increased $59 million primarily due to higher employee compensation, promotion and servicing, and general and administrative expenses, partially offset by the non-recurrence of a $43 million expense related to the impact of adopting revenue recognition standard ASC 606 in the year ended 2018.

•	Net derivative gains (losses) decreased $50 million primarily due to derivative losses economically hedging the seed capital investment subject to market risk.
Long-Term Net Flows and AUM

•
Total AUM as of December 31, 2019 was $622.9 billion, up $106.5 billion, or 20.6%, during 2019. The increase was driven by market appreciation of $82.2 billion, and net inflows of $25.2 billion (primarily due to Retail inflows of 23.8 billion).

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017 for the Investment Management and Research Segment
Operating earnings
For discussion that compares results for the year ended December 31, 2018 to the year ended December 31, 2017 refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in our 2018 Form 10-K.
Long-Term Net Flows and AUM
For discussion on Long-Term Net Flows and AUM comparative results for the year ended December 31, 2018 to the year ended December 31, 2017, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in our Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K).
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
The following table summarizes Operating earnings of our Protection Solutions segment for the periods presented:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Operating earnings	$396	$197	$502
Key components of Operating earnings are:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
REVENUES
Policy charges, fee income and premiums	$2,107	$2,103	$1,995
Net investment income	967	901	850
Investment gains (losses), net including derivative gains (losses)	10	5	—
Investment management, service fees and other income	241	223	212
Segment revenues	$3,325	$3,232	$3,057

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$1,603	$1,827	$965
Interest credited to policyholders’ account balances	520	481	466
Commissions and distribution related payments	166	142	134
Amortization of deferred policy acquisition costs	211	166	373
Compensation, benefits and other operating costs and expenses	346	380	383
Interest expense	—	—	—
Segment benefits and other deductions	$2,846	$2,996	$2,321

The following table summarizes Protection Solutions Reserves for our Protection Solutions segment as of the dates presented:

	As of December 31,
	2019	2018	2017
	(in millions)
Protection Solutions Reserves (1)
General Account	$17,298	$17,562	$17,296
Separate Accounts	13,616	11,393	12,643
Total Protection Solutions Reserves	$30,914	$28,955	$29,939
_______________

(1)	Does not include Protection Solutions Reserves for our employee benefits business as it is a start-up business and therefore has immaterial in-force policies.

The following table presents our in-force face amounts for the periods indicated, respectively, for our individual life insurance products:

	As of December 31,
	2019	2018	2017
	(in billions)
In-force face amount by product: (1)
Universal Life (2)	$53.3	$55.9	$59.0
Indexed Universal Life	25.8	22.9	20.5
Variable Universal Life (3)	127.5	127.3	128.9
Term	233.5	234.9	235.9
Whole Life	1.4	1.4	1.6
Total in-force face amount	$441.5	$442.4	$445.9
_______________

(1)	Includes individual life insurance and does not include employee benefits as it is a start-up business and therefore has immaterial in-force policies.

(2)	Universal Life includes Guaranteed Universal Life.

(3)	Variable Universal Life includes VL and COLI.
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018 for the Protection Solutions Segment
Operating earnings
Operating earnings increased $199 million to $396 million during 2019 from $197 million in 2018 primarily attributable to the following:

•
Decrease in Policyholders’ benefits of $224 million mainly driven by the favorable impact from assumption updates ($42 million favorable in 2019 compared to $53 million unfavorable in 2018), combined with improved mortality experience and a release in our profits followed by losses reserve.

•	Net investment income increased by $66 million primarily due to higher asset balances and the General Account investment portfolio optimization.

•	Compensation, benefits and other operating costs and expenses decreased by $34 million mainly due to the release of a litigation reserve and productivity initiatives.

•
Fee-type revenue increased by $22 million mainly driven by higher sales of non-proprietary and employee benefits products, and the favorable impact from assumption updates ($3 million favorable in 2019 compared to $24 million unfavorable in 2018), partially offset by an inforce update that reduced our policy charges and fee income (offset in amortization of DAC).

This increase was partially offset by the following:

•
Increase in Amortization of DAC of $45 million mainly due to the unfavorable impact from assumption updates ($49 million unfavorable in 2019 compared to $183 million favorable in 2018 which was partially offset by a $123 million DAC write-off as we exited loss recognition in the second quarter of 2018), and an inforce update that reduced the amortization of DAC (offset in Policy charges and fee income) in 2019.

•
Interest credited to policyholders’ account balances increased $39 million primarily due to an increase in Indexed Universal Life reserves due to new business, partially offset by higher Net derivative gains.

•	Increase in Commissions and distribution-related payments of $24 million due to the growth in sales of non-proprietary and employee benefits products.

•	Income tax expense increased $44 million driven by higher pre-tax earnings.
See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding assumption updates.
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017 for the Protection Solutions Segment
For discussion that compares results for the year ended December 31, 2018 to the year ended December 31, 2017 refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in our 2018 Form 10-K.
Corporate and Other
Corporate and Other includes some of our financing and investment expenses. It also includes: Equitable Advisors broker-dealer business, the Closed Block, run-off variable annuity reinsurance business, run-off group pension business, run-off health business, benefit plans for our employees, certain strategic investments and certain unallocated items, including capital and related investments, interest expense and financing fees and corporate expense. AB’s results of operations are reflected in the Investment Management and Research segment. Accordingly, Corporate and Other does not include any items applicable to AB.
The following table summarizes Operating earnings (loss) of Corporate and Other for the periods presented:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Operating earnings (loss)	$(347)	$(356)	$(213)

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
As part of our asset and liability management strategies, we maintain a weighted average duration for our General Account investment portfolio that is within an acceptable range of the estimated duration of our liabilities given our risk appetite and hedging programs. Our asset and liability management strategies are applied to portfolio duration groups within the General Account investment portfolio. For example, we maintain a “short duration” group comprised primarily of investment grade fixed maturity securities that are aligned with the duration of product liabilities with an average duration of less than six years (e.g., our SCS product). As of December 31, 2019 and 2018, 62% and 69% of the fixed maturities in the short duration group were rated NAIC 1, and 38% and 31% were rated NAIC 2, respectively. During the first quarter of 2019, new purchases from both new money flows and portfolio rebalancing activity were designated as available for sale (“AFS”) included in fixed maturities. The remaining trading securities in the short duration VA portfolio will be opportunistically rebalanced to AFS and shown with fixed maturities, which is consistent with other portfolios in our General Account. New AFS assets included in fixed maturities had an amortized cost of $11.9 billion as of December 31, 2019.
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

.

	Years Ended December 31,
	2019 (3)		2018		2017
	Yield	Amount (2)	Yield	Amount (2)	Yield	Amount (2)
	(Dollars in millions)
Fixed Maturities:
Income (loss)	3.68%	$2,019	3.86%	$1,732	3.77%	$1,628
Ending assets		62,687		46,447		45,751
Mortgages:
Income (loss)	4.47%	541	4.26%	494	4.38%	454
Ending assets		12,107		11,835		10,952
Real Estate Held for the Production of Income:
Interest expense and other	(5.04)%	(2)	(5.29)%	(6)	1.30%	2
Ending assets		27		52		390
Other Equity Investments (1):
Income (loss)	6.33%	88	10.08%	133	14.37%	169
Ending assets		1,480		1,354		1,289
Policy Loans:
Income (loss)	5.59%	210	5.71%	215	5.77%	221
Ending assets		3,735		3,779		3,819
Cash and Short-term Investments:
Income (loss)	(0.15)%	(4)	0.49%	21	0.65%	32
Ending assets		1,856		3,332		4,539
Repurchase and funding agreements:
Interest expense and other		(110)		(104)		(71)
Ending assets (liabilities)		(6,909)		(4,561)		(4,882)
Total Invested Assets:
Income (loss)	3.92%	2,742	4.06%	2,485	4.12%	2,435
Ending Assets		74,983		62,238		61,858
Short Duration Fixed Maturities:
Income (loss)	3.15%	312	2.49%	333	2.00%	206
Ending assets		6,173		14,818		11,945
Total:
Investment income (loss)	3.83%	3,054	3.78%	2,818	3.81%	2,641
Less: investment fees	(0.08)%	(66)	(0.08)%	(62)	(0.08)%	(59)
Investment Income, Net	3.75%	$2,988	3.70%	$2,756	3.73%	$2,582
Ending Net Assets		$81,156		$77,056		$73,803
______________

(1)	Includes, as of December 31, 2019, 2018 and 2017 respectively, $338 million, $211 million and $25 million of other invested assets.

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

(3)	December 31, 2019 excludes assets reclassified to Held-for-Sale of $1.0 billion and income of $38 million.
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
Fixed Maturities by Industry (1)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total (%)
	(in millions)
As of December 31, 2019 (3)
Corporate Securities:
Finance	$12,015	$469	$4	$12,480	19%
Manufacturing	12,643	706	9	13,340	20%
Utilities	4,999	302	8	5,293	8%
Services	6,730	386	17	7,099	11%
Energy	3,772	189	14	3,947	6%
Retail and wholesale	3,515	183	7	3,691	6%
Transportation	1,793	115	3	1,905	3%
Other	198	8	—	206	—%
Total corporate securities	45,665	2,358	62	47,961	73%
U.S. government	14,395	1,289	305	15,379	23%
Residential mortgage-backed (2)	178	13	—	191	—%
Preferred stock	501	17	5	513	1%
State & municipal	638	70	3	705	1%
Foreign governments	462	35	5	492	1%
Asset-backed securities	848	4	3	849	1%
Total	$62,687	$3,786	$383	$66,090	100%

As of December 31, 2018
Corporate Securities:
Finance	$6,343	$77	$124	$6,296	14%
Manufacturing	9,123	105	273	8,955	20%
Utilities	4,413	80	121	4,372	9%
Services	4,317	52	102	4,267	9%
Energy	2,347	40	75	2,312	5%
Retail and wholesale	2,163	19	49	2,133	5%
Transportation	1,357	29	54	1,332	3%
Other	171	4	2	173	—%
Total corporate securities	30,234	406	800	29,840	65%
U.S. government and agency	13,989	295	470	13,814	30%
Residential mortgage-backed (2)	225	9	—	234	1%
Preferred stock	448	15	18	445	1%
State & municipal	415	48	1	462	1%
Foreign governments	524	19	13	530	1%
Asset-backed securities	612	1	12	601	1%
Total	$46,447	$793	$1,314	$45,926	100%
______________

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

(2)	Includes publicly traded agency pass-through securities and collateralized obligations.

(3)	Excludes amounts reclassified as Held-for-Sale.

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
The following table sets forth the General Account’s fixed maturities portfolio by NAIC rating at the dates indicated.
Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
As of December 31, 2019 (1)
1................................	Aaa, Aa, A	$42,770	$2,666	$342	$45,094
2................................	Baa	18,605	1,105	18	19,692
	Investment grade	61,375	3,771	360	64,786
3................................	Ba	663	9	7	665
4................................	B	567	4	10	561
5................................	Caa	80	2	6	76
6................................	Ca, C	2	—	—	2
	Below investment grade	1,312	15	23	1,304
Total Fixed Maturities		$62,687	$3,786	$383	$66,090

As of December 31, 2018
1................................	Aaa, Aa, A	$30,805	$587	$835	$30,557
2................................	Baa	14,541	202	437	14,306
	Investment grade	45,346	789	1,272	44,863
3................................	Ba	589	1	18	572
4................................	B	489	1	22	468
5................................	Caa	18	1	1	18
6................................	Ca, C	5	1	1	5
	Below investment grade	1,101	4	42	1,063
Total Fixed Maturities		$46,447	$793	$1,314	$45,926
______________

(1)	Excludes amounts reclassified as Held-for-Sale.
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

Mortgage Loans by Region and Property Type

	December 31, 2019		December 31, 2018
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(in millions)
By Region:
U.S. Regions:
Pacific	$3,468	28.6%	$3,288	27.7%
Middle Atlantic	3,220	26.6	3,183	26.9
South Atlantic	1,269	10.5	1,207	10.2
East North Central	906	7.5	963	8.1
Mountain	1,012	8.4	1,014	8.6
West North Central	896	7.4	910	7.7
West South Central	631	5.2	578	4.9
New England	566	4.7	556	4.7
East South Central	139	1.1	143	1.2
Total Mortgage Loans	$12,107	100.0%	$11,842	100.0%

By Property Type:
Office	$3,794	31.3%	$3,977	33.6%
Multifamily	3,768	31.1	3,440	29.0
Agricultural loans	2,717	22.5	2,695	22.8
Retail	665	5.5	667	5.6
Industrial	344	2.8	333	2.8
Hospitality	477	4.0	384	3.3
Other	342	2.8	346	2.9
Total Mortgage Loans	$12,107	100.0%	$11,842	100.0%
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
Cash Distributions from Our Subsidiaries
In 2019, Holdings and certain of its subsidiaries received cash distributions from AB of $452 million and $1.0 billion in dividends from Equitable Life. Also, Holdings received $576 million from Equitable Life as repayment of principal of $572 million and interest of $4 million related to a $572 million surplus note.

Distributions from Insurance Subsidiaries
Our insurance companies are subject to limitations on the payment of dividends and other transfers of funds to Holdings and other affiliates under applicable insurance law and regulation. Also, more generally, the ability of our insurance subsidiaries to pay dividends can be affected by market conditions and other factors beyond our control.
Under New York insurance law applicable to Equitable Life, a domestic stock life insurer may not, without prior approval of the NYDFS, pay a dividend to its stockholders exceeding an amount calculated based on a statutory formula. This formula would permit Equitable Life to pay shareholder dividends up to approximately 2.4 billion during 2020. Dividends in excess of this amount require the insurer to file a notice of its intent to declare the dividends with the NYDFS and prior approval or non-disapproval from the NYDFS.
In 2019, Equitable Life repaid a $572 million surplus note and paid a $1 billion dividend resulting in a total cash payout from Equitable Life of approximately $1.6 billion in 2019.
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
Holdings and its non-insurance company subsidiaries now hold approximately 167.5 million AB Units, 4.1 million AB Holding Units and the 1% General Partnership interest in ABLP, while 2.6 million AB Units continue to be held by Equitable America. Because Equitable America is subject to regulatory restrictions on the amount of dividends it may pay, distributions it receives from AB may not be distributable to Holdings.
As of December 31, 2019, the ownership structure of ABLP, including AB Units outstanding as well as the general partner’s 1% interest, was as follows:

Owner	Percentage Ownership
EQH and its subsidiaries	63.3%
AB Holding	36.0%
Unaffiliated holders	0.7%
Total	100.0%
Including both the general partnership and limited partnership interests in AB Holding and ABLP, Holdings and its subsidiaries had an approximate 65% economic interest in AB as of December 31, 2019.

Holdings Credit Facilities
We have a $2.5 billion five-year senior unsecured revolving credit facility (the “Credit Facility”), which may provide significant support to our liquidity position when alternative sources of credit are limited. In addition to the Credit Facility, we entered into letter of credit facilities with an aggregate principal amount of approximately $1.9 billion (the “LOC Facilities”), primarily to be used to support our life insurance business reinsured to EQ AZ Life Re in April 2018.
The Credit Facilities and LOC Facilities contain certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries and the dollar amount of secured indebtedness that may be incurred by us, which could restrict our operations and use of funds. The right to borrow funds under the Credit Facility and LOC Facilities is subject to the fulfillment of certain conditions, including compliance with all covenants, and the ability to borrow thereunder is also subject to the continued ability of the lenders that are or will be parties to the facilities to provide funds. As of December 31, 2019, we were in compliance with these covenants. For additional information regarding the covenants in the facilities and the conditions to borrowing thereunder, see “Part I Item 1A-Risk Factors”.
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
Series A Fixed Rate Noncumulative Perpetual Preferred Stock
In November and December 2019, Holdings issued a total of 32 million depositary shares, each representing a 1/1,000th interest in share of Holdings’ Series A Fixed Rate Noncumulative Perpetual Preferred Stock (“Series A Preferred Stock”), $1.00 par value per share, with a liquidation preference of $25,000 per share, for aggregate net cash proceeds of $775 million ($800 million gross). The preferred stock ranks senior to Holdings common stock with respect to the payment of dividends and liquidation. Holdings will pay dividends on the Series A Preferred Stock on a noncumulative basis only when, as and if declared by Holdings’ Board of Directors (or a duly authorized committee of the board) and will be payable quarterly in arrears, at an annual rate of 5.25% on the stated amount per share. The Series A Preferred Stock is redeemable at Holdings’ option in whole or in part, on or after December 15, 2024, at a redemption price of $25,000 per share of preferred stock, plus declared and unpaid dividends. Prior to December 25, 2024, the preferred stock is redeemable at Holdings’ option, in whole but not in part, within 90 days of the occurrence of certain rating agency events at a redemption price equal to $25,500 per share, plus declared and unpaid dividends or certain regulatory capital events at a redemption price equal to $25,000 per share, plus any declared and unpaid dividends.
Capital Position of Holdings
We manage our capital position to maintain financial strength and credit ratings that facilitate the distribution of our products and provide our desired level of access to the bank and capital markets. Our capital position is supported by the ability of our subsidiaries to generate cash flows and distribute cash to us and our ability to effectively manage the risk of our businesses and to borrow funds and raise capital to meet our operating and growth needs.
Capital Management
Our Board and senior management are directly involved in the development of our capital management policies. Accordingly, capital actions, including proposed changes to the annual capital plan, capital targets and capital policies, are approved by the Board.

Dividends Declared and Paid
The declaration and payment of future dividends is subject to the discretion of our Board of Directors and depends on our financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by Holdings’ insurance subsidiaries and other factors deemed relevant by the Board.
The payment of dividends will be substantially restricted in the event that we do not declare and pay (or set aside) dividends on the Series A Preferred Stock for the last proceeding dividend period. For additional information on the Series A Preferred Stock, see “Series A Fixed Rate Noncumulative Perpetual Preferred Stock.”
On February 14, 2019, May 23, 2019, August 8, 2019 and November 6, 2019 Holdings’ Board of Directors declared a cash dividend on Holdings’ common stock of $0.13, $0.15, $0.15 and $0.15 per share, respectively, payable on March 15, 2019, June 11, 2019, August 29, 2019 and November 25, 2019 to shareholders of record as of March 5, 2019, June 3, 2019,August 22, 2019 and November 18, 2019 respectively.
In 2019, Holdings paid a total of $285 million in cash dividends to stockholders.
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
Share Repurchase Programs
On February 27, 2019, Holdings’ Board of Directors authorized an $800 million share repurchase program with an expiration date of December 31, 2019 (the “February Program”).
On March 25, 2019, Holdings repurchased 30 million shares of its common stock from AXA.
During August 2019, Holdings repurchased approximately 2 million shares of its common stock in the open market.
On November 6, 2019, Holdings’ Board of Directors authorized a second 400 million share repurchase program which will expire on December 31, 2020 (the “November Program”).
On November 7, 2019, Holdings repurchased 24 million shares of its common stock from AXA.
During December 2019, Holdings repurchased approximately 2 million shares of its common stock in the open market.
As of December 31, 2019, Holdings had fully utilized its capacity under the February Program and had capacity of approximately $200,000 remaining under the November Program.
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

We manage the liquidity of our insurance subsidiaries with the objective of ensuring that they can meet payment obligations linked to our Individual Retirement, Group Retirement and Protection Solutions businesses and to their outstanding debt and derivative positions, including in our hedging programs, without support from Holdings. We employ an asset/liability management approach specific to the requirements of each of our insurance businesses. We measure liquidity against internally-developed benchmarks that consider the characteristics of our asset portfolio and the liabilities that it supports. We consider attributes of the various categories of our liquid assets (for example, type of asset and credit quality) in calculating internal liquidity indicators for our insurance and reinsurance operations. Our liquidity benchmarks are established for various stress scenarios and durations, including company-specific and market-wide events. The scenarios we use to evaluate the liquidity of our subsidiaries are defined to allow operating entities to operate without support from Holdings.
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
Hedging Activities
Because the future claims exposure on our insurance products, and in particular our variable annuity products with GMxB features, is sensitive to movements in the equity markets and interest rates, we have in place various hedging and reinsurance programs that are designed to mitigate the economic risks of movements in the equity markets and interest rates. We use derivatives as part of our overall asset/liability risk management program primarily to reduce exposures to equity market and interest rate risks. In addition, we use credit derivatives to replicate exposure to individual securities or pools of securities as a means of achieving credit exposure similar to bonds of the underlying issuer(s) more efficiently. The derivative contracts are an integral part of our risk management program, especially for the management of our variable annuities program, and are collectively managed to reduce the economic impact of unfavorable movements in capital markets. These derivative transactions require liquidity to meet payment obligations such as payments for periodic settlements, purchases, maturities and terminations as well as liquid assets pledged as collateral related to any decline in the net estimated fair value. Collateral calls represent one of our biggest drivers for liquidity needs for our insurance subsidiaries. Our derivatives contracts reside primarily within Equitable Life, which has a significantly large investment portfolio.
FHLB Membership
Equitable Life is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides Equitable Life with access to collateralized borrowings and other FHLBNY products. At December 31, 2019, we had $4.6 billion of short-term outstanding funding agreements and $2.3 billion of long-term outstanding funding agreements issued to the FHLBNY and had posted $9.8 billion securities as collateral for funding agreements. In addition, Equitable Life implemented a hedge to lock in the funding agreements borrowing rate, and $9 million of hedge impact was reported as funding agreement carrying value.
Equitable America is a member of the Federal Home Loan Bank of San Francisco.
Sources and Uses of Liquidity of our Investment Management and Research Segment
The principal sources of liquidity for our Investment Management and Research business include investment management fees and borrowings under its credit facilities and commercial paper program. The principal uses of liquidity include general and administrative expenses, business financing and distributions to holders of AB Units and AB Holding Units plus interest and debt service. The primary liquidity risk for our fee-based Investment Management and Research business is its profitability, which is impacted by market conditions and our investment management performance.
AB has a $800 million committed, unsecured senior revolving credit facility (the “AB Credit Facility”) that matures September 27, 2023. The credit facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $200 million. Any such increase is subject to the consent of the affected lenders. The AB Credit Facility is available for AB, for business purposes, including the support of AB’s commercial paper program. AB can draw directly under the AB Credit Facility and AB management expects to draw on the AB Credit Facility from time to time.

The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of December 31, 2019, AB was in compliance with these covenants.
As of December 31, 2019, AB had no amounts outstanding under the AB Credit Facility. During the year ended December 31, 2019, AB did not draw upon the AB Credit Facility.
On November 4, 2019, AB established a $900 million committed, unsecured credit facility (the “EQH Facility”) with Holdings. The EQH Facility matures on November 4, 2024 and is available for AB's general business purposes. Borrowings under the EQH Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates. The EQH Facility contains affirmative, negative and financial covenants which are substantially similar to those in AB’s committed bank facilities. The EQH Facility also includes customary events of default substantially similar to those in AB’s committed bank facilities, including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lender’s commitment may be terminated. Amounts under the EQH Facility may be borrowed, repaid and re-borrowed by AB from time to time until the maturity of the facility. AB or Holdings may reduce or terminate the commitment at any time without penalty upon proper notice. Holdings also may terminate the facility immediately upon a change of control of the general partner. As of December 31, 2019, AB had $560 million outstanding under the EQH Facility. Average daily borrowing of the EQH Facility during the year ended December 31, 2019 was $359 million, with a weighted average interest rate of approximately 1.6%.
AB has a $200 million committed, unsecured senior revolving credit facility (the “AB Credit Facility”) with a leading international bank, maturing on November 16, 2021. The AB Credit Facility is available for AB’s business purposes, including the provision of additional liquidity to meet funding requirements. AB can draw directly under the AB Credit Facility and management expects to draw on the AB Credit Facility from time to time. The AB Credit Facility contains affirmative, negative and financial covenants that are identical to those of the AB Credit Facility. As of December 31, 2019, AB had no amount outstanding under the AB Credit Facility. Average daily borrowing of the AB Credit Facility during the year ended December 31, 2019 were $23.5 million, with a weighted average interest rate of approximately 3.2%.
In addition, AB also has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit AB to borrow up to an aggregate of $175 million, while the other line has no stated limit. As of December 31, 2019, AB had no bank loans outstanding. Average daily borrowings of bank loans during the year ended December 31, 2019 was $2 million, with a weighted average interest rate of approximately 1.9%.
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
Following our early adoption of the NAIC’s variable annuity framework for the year ended December 31, 2019, we manage our capital on a consolidated basis. Post-NAIC reform, CTE98 translates to 400% RBC. This combined with our target RBC ratio of 350%-400% for non-VAs, translates to a new target minimum consolidated RBC ratio of 375% - 400%.

Captive Reinsurance Companies
We use captive reinsurance companies to more effectively manage our reserves and capital on an economic basis and to enable the aggregation and transfer of risks. Our captive reinsurance companies assume business from affiliates only and are closed to new business. All of our captive reinsurance companies are wholly-owned subsidiaries and are located in the United States. In addition to state insurance regulation, our captives are subject to internal policies governing their activities. We continue to analyze the use of our existing captive reinsurance structures, as well as additional third-party reinsurance arrangements.
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

	As of December 31, 2019
	Holdings	AB	Consolidated
	(in millions)
Short-term debt:
Total short-term debt	$—	$—	$—
Long-term debt:
Senior Notes (5.00%, due 2048)	1,480	—	1,480
Senior Notes (4.35%, due 2028)	1,487	—	1,487
Senior Notes (3.90%, due 2023)	795	—	795
Delayed Draw Term Loan (3-month LIBOR + 1.125%, due 2021)	—	—	—
Senior Debentures, 7.0%, due 2028	349	—	349
Total long-term debt	4,111	—	4,111
Total borrowings	$4,111	$—	$4,111

	As of December 31, 2018
	Holdings	AB	Consolidated
	(in millions)
Short-term debt:
AB commercial paper (with interest rate of 2.7%)	$—	$521	$521
AB revolving credit facility (with interest rate of 3.4%)	—	25	25
Total short-term debt	—	546	546
Long-term debt:
Senior Notes (5.00%, due 2048)	1,480	—	1,480
Senior Notes (4.35%, due 2028)	1,486	—	1,486
Senior Notes (3.90%, due 2023)	794	—	794
Delayed Draw Term Loan (3-month LIBOR + 1.125%, due 2021)	300	—	300
Senior Debentures, 7.0%, due 2028	349	—	349
Total long-term debt	4,409	—	4,409
Total borrowings	$4,409	$546	$4,955
Notes and Debentures
In April 2018, we issued $3.8 billion in aggregate principal amount of notes (consisting of $800 million aggregate principal amount of 3.9% Senior Notes due 2023, $1.5 billion aggregate principal amount of 4.35% Senior Notes due 2028 and $1.5 billion aggregate principal amount of 5.0% Senior Notes due 2048) to third party investors. As of December 31, 2019, we had outstanding $349 million aggregate principal amount of 7.0% Senior Debentures due 2028 (the “Senior Debentures”).

The Senior Notes and Senior Debentures contain customary affirmative and negative covenants, including a limitation on certain liens and a limit on the Company’s ability to consolidate, merge or sell or otherwise dispose of all or substantially all of its assets. The Senior Notes and Senior Debentures also include customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding Senior Notes and Senior Debentures may be accelerated. As of December 31, 2019, we were in compliance with all covenants.
Term Loan
In May 2018, we borrowed $300 million under a $500 million three-year senior unsecured delayed draw term loan agreement (the “DDTL”) and terminated the remaining $200 million capacity. In December 2019, we made full prepayment of the outstanding $300 million term loan and as of December 31, 2019, there were no amounts outstanding under the term loan.
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

	AM Best	S&P	Moody’s
Last review date	Dec '19	Nov '19	Aug '19
Financial Strength Ratings:
Equitable Life	A	A+	A2
Equitable America	A	A+	A2

Credit Ratings:
Holdings	bbb+	BBB+	Baa2

Last Review Date		Oct '19	Nov '19
AB	—	A	A2
Contractual Obligations
The table below summarizes the future estimated cash payments related to certain contractual obligations as of December 31, 2019. The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those reflected in the table. In addition, we do not believe that our cash flow requirements can be adequately assessed based solely upon an analysis of these obligations, as the table below does not contemplate all aspects of our cash inflows, such as the level of cash flow generated by certain of our investments, nor all aspects of our cash outflows.

	Estimated Payments Due by Year
	Total	2020	2021-2022	2023-2024	2025 and thereafter
	(in millions)
Contractual obligations:
Insurance liabilities (1)	$104,812	$1,502	$4,697	$6,694	$91,919
FHLBNY Funding Agreements	6,900	4,608	1,413	233	646
Interest on FHLBNY Funding Agreements	195	60	70	42	23
Operating leases, net of sublease commitments	1,364	162	299	213	690
Long-term debt	4,150	—	—	800	3,350
Interest on long-term debt	3,010	196	392	345	2,077
Interest on P-Caps	441	24	47	47	323
Employee benefits	3,991	223	493	422	2,853
AB Funding Commitments	10	10	—	—	—
Total Contractual Obligations	$124,873	$6,785	$7,411	$8,796	$101,881
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

Unrecognized tax benefits of $501 million, including $6 million related to AB were not included in the above table because it is not possible to make reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.
In addition, the below items are included as part of AB’s aggregate contractual obligations:

•
At year-end 2019, AB had a $255 million accrual for compensation and benefits, of which $168 million is expected to be paid in 2020, $54 million in 2021 and 2022, $15 million in 2023-2024 and the rest thereafter. Further, AB expects to make contributions to its qualified profit-sharing plan of $15 million in each of the next four years.

•
In addition, the Company has obligations under contingent commitments at December 31, 2019, including: the AB Credit Facility; the Company’s $1.9 billion undrawn letters of credit; the Company’s $1.2 billion and $260 million commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively. Information on these contingent commitments can be found in Notes 12, 17 and 18 to the Notes to the Consolidated Financial Statements.

•
During 2010, as general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), AB committed to invest $25 million in the Real Estate Fund. As of December 31, 2019, we had funded $22 million of this commitment. During 2014, as general partner of AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), AB committed to invest $28 million, as amended in 2015, in the Real Estate Fund II. As of December 31, 2019, AB had funded $20 million of this commitment.

Sources and Uses of Holding Company Highly Liquid Assets
The following table sets forth Holding’s principal sources and uses of highly liquid assets, excluding net borrowings from our intercompany liquidity account, for the periods indicated.

	Years Ended December 31,
	2019	2018
	(in millions)
Highly Liquid Assets, beginning of period	$743	$44
Dividends from subsidiaries	1,341	1,838
Repayment of surplus note including interest	576	—
Issuance of loans to affiliates	—	(572)
Capital contribution from parent company	—	8
Capital contributions to subsidiaries	(86)	(3,679)
Purchase of AllianceBernstein Units	—	(1,340)
Increase in cash and cash equivalents from merger of AXA Financial, Inc.	—	381
Total Business Capital Activity	1,831	(3,364)
Purchase of treasury shares	(1,200)	(648)
Retirement of treasury shares	(150)	—
Shareholder dividends paid	(285)	(157)
Total Share Repurchases, Dividends and Acquisition Activity	(1,635)	(805)
Issuance of preferred stock	775	—
Total Preferred Stock Activity	775	—
Issuance of long-term debt	—	4,057
Repayment of long-term debt	(300)	—
Total External Debt Activity	(300)	4,057
Repayments of loans from affiliates	(300)	(200)
Proceeds from loans from affiliates	900	800
Repayment of loans to affiliates	—	1,045
Issuance of loans to affiliates	(560)	—
Total Affiliated Debt Activity	40	1,645
Interest paid on external debt and P-Caps	(215)	(104)
Others, net	350	(730)
Total Other Activity	135	(834)
Net increase (decrease) in highly liquid assets	846	699
Highly Liquid Assets, end of period	$1,589	$743
In 2019, Holdings liquid assets increased $0.8 billion, the resources are mainly $1.9 billion cash distributions from our subsidiaries and $0.8 billion from issuance of preferred stock, and the uses are mainly $0.3 billion dividend to shareholders, $1.4 billion share repurchases and $0.3 billion repayment of long-term debt.
Off-Balance Sheet Arrangements
At December 31, 2019, we were not a party to any off-balance sheet transactions other than those Guarantees and Commitments described in Note 12 and Note 17 of the Notes to the Consolidated Financial Statements.
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
Liability for Future Policy Benefits
We establish reserves for future policy benefits to, or on behalf of, policyholders in the same period in which the policy is issued or acquired, using methodologies prescribed by U.S. GAAP. The assumptions used in establishing reserves are generally based on our experience, industry experience or other factors, as applicable. At least annually we review our actuarial assumptions, such as mortality, morbidity, retirement and policyholder behavior assumptions, and update assumptions when appropriate. Generally, we do not expect trends to change significantly in the short-term and, to the extent these trends may change, we expect such changes to be gradual over the long-term.
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
For certain GMxB features in our Individual Retirement segment, the benefits are accounted for as embedded derivatives, with fair values calculated as the present value of expected future benefit payments to contract holders less the present value of assessed rider fees attributable to the embedded derivative feature. Under U.S. GAAP, the fair values of these benefit features are based on assumptions a market participant would use in valuing these embedded derivatives. Changes in the fair value of the embedded derivatives are recorded quarterly through a benefit or charge to current period earnings.
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

See Note 2 of the Notes to the Consolidated Financial Statements for additional information on our accounting policy relating to GMxB features and liability for future policy benefits and Note 9 of the Notes to the Consolidated Financial Statements for future policyholder benefit liabilities.
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
The GMDB/GMIB reserve balance before reinsurance ceded was $9.5 billion at December 31, 2019. The following table provides the sensitivity of the reserves GMxB features related to variable annuity contracts relative to the future rate of return assumptions by quantifying the adjustments to these reserves that would be required assuming both a 1% increase and decrease in the future rate of return. This sensitivity considers only the direct effect of changes in the future rate of return on operating results due to the change in the reserve balance before reinsurance ceded and not changes in any other assumptions such as persistency, mortality, or expenses included in the evaluation of the reserves, or any changes on DAC or other balances including hedging derivatives and the GMIB reinsurance asset.
GMDB/GMIB Reserves
Sensitivity - Rate of Return
December 31, 2019

Increase/(Decrease) in GMDB/GMIB Reserves
(in millions)
1% decrease in future rate of return	$1,343
1% increase in future rate of return	$(1,478)
Traditional Annuities
The reserves for future policy benefits for annuities include group pension and payout annuities, and, during the accumulation period, are equal to accumulated policyholders’ fund balances and, after annuitization, are equal to the present value of expected future payments based on assumptions as to mortality, retirement, maintenance expense, and interest rates. Interest rates used in establishing such liabilities range from 1.5% to 5.5% (weighted average of 4.1%). If reserves determined based on these assumptions are greater than the existing reserves, the existing reserves are adjusted to the greater amount.
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
See Note 11 of the Notes to the Consolidated Financial Statements for additional information on our reinsurance.
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
At December 31, 2019, the average investment yields assumed (excluding policy loans) were 4.6% grading to 4.3% in 2024. Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the accumulated amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date. Many of the factors that affect gross margins are included in the determination of the Company’s dividends to these policyholders. DAC adjustments related to participating traditional life policies do not create significant volatility in results of operations as the Closed Block recognizes a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization.
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
In 2018, we determined that we had a loss recognition in certain of our variable interest-sensitive life insurance products due to the release of life reserves and low interest rates. As of December 31, 2018, we wrote off $118 million of the DAC balance through accelerated amortization. We did not have a loss recognition event in 2019.
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
In addition, we are required to analyze the impacts from net unrealized investment gains and losses on our available-for-sale investment securities backing insurance liabilities, as if those unrealized investment gains and losses were realized. This may result in the recognition of unrealized gains and losses on related insurance assets and liabilities in a manner consistent with the recognition of the unrealized gains and losses on available-for-sale investment securities within the statements of comprehensive income and changes in equity. Changes to net unrealized investment (gains) losses may increase or decrease the ending DAC balance. Similar to a loss recognition event, when the DAC balance is reduced to zero, additional insurance liabilities are established if necessary. Unlike a loss recognition event, which is based on changes in net unrealized investment (gains) losses, these adjustments may reverse from period to period. In 2018, due primarily to the release of life reserves, we recorded an unrealized loss in Other comprehensive income (loss). There was no impact to Net income (loss).
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

DAC Sensitivity - Mortality
December 31, 2019

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
In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. In second quarter 2015, based upon management’s then-current expectations of interest rates and future fund growth, we updated our reversion to the mean assumption from 9.0% to 7.0%. The average gross long-term return measurement start date was also updated to December 31, 2014. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. At December 31, 2019, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuity products was 7.0% (4.7% net of product weighted average Separate Accounts fees), and 0.0% ((2.3%) net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is five years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.
If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than five years in order to reach the average gross long-term return estimate, the application of the five-year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than five years would result in a required deceleration of DAC amortization. At December 31, 2019, current projections of future average gross market returns assume a 0% annualized return for one quarter, followed by 0.4% annualized return for one quarter, followed by 7.0% thereafter.
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
DAC Sensitivity - Rate of Return
December 31, 2019

Increase/(Decrease) in DAC
(in millions)
Decrease in future rate of return by 1%	$(166)
Increase in future rate of return by 1%	$195

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
As required by the accounting guidance, we categorize our assets and liabilities measured at fair value into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique, giving the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). For additional information regarding the key estimates and assumptions surrounding the determinations of fair value measurements, see Note 8 of the Notes to the Consolidated Financial Statements.
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
For commercial and agricultural mortgage loans, an allowance for credit loss is typically recommended when management believes it is probable that principal and interest will not be collected according to the contractual terms. Factors that influence management’s judgment in determining allowance for credit losses include the following:

•
Loan-to-value ratio—Derived from current loan balance divided by the fair market value of the property. An allowance for credit loss is typically recommended when the loan-to-value ratio is in excess of 100%. In the case where the loan-to-value is in excess of 100%, the allowance for credit loss is derived by taking the difference between the fair market value (less cost of sale) and the current loan balance.

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
Freestanding Derivatives
The determination of the estimated fair value of freestanding derivatives, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing such instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. See Note 8 of the Notes to the Consolidated Financial Statements for additional details on significant inputs into the OTC derivative pricing models and credit risk adjustment.
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

Future policyholders’ benefits and other policyholders’ liabilities
(in billions)
100% increase in Holdings’ credit spread	$6.0
As reported	$8.4
50% decrease in Holdings’ credit spread	$9.1
See Note 4 of the Notes to the Consolidated Financial Statements for additional information on our derivatives and hedging programs.
Goodwill
Goodwill represents the excess of purchase price over the estimated fair value of identifiable net assets acquired in a business combination. We test goodwill for recoverability each annual reporting period at December 31 and at interim periods if facts or circumstances are indicative of potential impairment. As further described in Note 2 and Note 5 of the Notes to the Consolidated Financial Statements, we early adopted Accounting Standards Update No. 2017-04 (“ASU 2017-04”), Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance eliminates Step 2 goodwill impairment testing that requires a hypothetical purchase price allocation to assess goodwill recoverability when the carrying value of a reporting unit exceeds its fair value and continues to limit the measure of impairment loss to the total amount of goodwill allocated to the reporting unit. Our early adoption of ASU 2017-04 resulted in recognition of an impairment loss of $369 million during first quarter 2017, representing all of the goodwill attributed to its Financial/Advisory Insurance segment. As application of the new guidance is required prospectively, prior reporting periods were not restated for the impact of adoption. As further described in Note 5 and Note 19 of the Notes to the Consolidated Financial Statements, in the fourth quarter of 2018, we recast its operating segments to align with the reorganization of its reporting structure, thereby resulting in identification of new reporting units and the reassignment of goodwill related to those affected. At December 31, 2019, our goodwill of $4.6 billion results solely from its investment in AB and is attributed to the Investment Management and Research segment, also deemed a reporting unit for purpose of assessing the recoverability of that goodwill.
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
Our tax positions are reviewed quarterly, and the balances are adjusted as new information becomes available.
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
Investments with Interest Rate Risk – Fair Value
Assets with interest rate risk include available-for-sale and trading fixed maturities and mortgage loans that make up 86.8% and 84.9% of the carrying value of the General Account investment portfolio at December 31, 2019 and 2018, respectively. As part of our asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk. The table that follows shows the impact an immediate one percent increase/decrease in interest rates at December 31, 2019 and 2018 would have on the fair value of fixed maturities and mortgage loans:
Interest Rate Risk Exposure

	December 31, 2019			December 31, 2018
	Fair Value	Impact of +1% Change	Impact of -1% Change	Fair Value	Impact of +1% Change	Impact of -1% Change
	(in millions)
Fixed Income Investments:
Available-for-sale:
Fixed rate	$63,908	$(6,005)	$7,267	$44,379	$(3,874)	$4,595
Floating rate	$2,182	$(45)	$49	$1,547	$(41)	$42
Trading securities:
Fixed rate	$5,765	$(144)	$148	$14,219	$(368)	$355
Floating rate	$408	$(1)	$1	$599	$(1)	$1
Mortgage loans	$12,334	$(470)	$408	$11,494	$(658)	$572
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

Investments with Equity Price Risk – Fair Value
The investment portfolios also have direct holdings of public and private equity securities. The following table shows the potential exposure from those equity security investments, measured in terms of fair value, to an immediate 10% increase/decrease in equity prices from those prevailing at December 31, 2019 and 2018:
Equity Price Risk Exposure

	December 31, 2019			December 31, 2018
	Fair Value	Impact of+10% Equity Price Change	Impact of -10% Equity Price Change	Fair Value	Impact of+10% Equity Price Change	Impact of -10% Equity Price Change
	(in millions)
Equity Investments	$13	$1	$(1)	$12	$1	$(1)
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
Liabilities with Interest Rate Risk – Fair Value
At December 31, 2019 and 2018, the aggregate carrying values of insurance contracts with interest rate risk were $8.8 billion and $5.7 billion, respectively. The aggregate fair value of such liabilities at December 31, 2019 and 2018 were $9.0 billion and $6.0 billion, respectively. The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those liabilities of $352 million and $300 million, respectively. While these fair value measurements provide a representation of the interest rate sensitivity of insurance liabilities, they are based on the composition of such liabilities at a particular point in time and may not be representative of future results.
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
Derivatives and Interest Rate and Equity Risks – Fair Value
We primarily use derivative contracts for asset/liability risk management, to mitigate our exposure to equity market decline and interest rate risks and for hedging individual securities. In addition, we periodically enter into forward, exchange-traded futures and interest rate swap, swaptions and floor contracts to reduce the economic impact of movements in the equity and fixed income markets, including the program to hedge certain risks associated with the GMxB features. As more fully described in Note 2 and Note 4 to the notes to the Consolidated Financial Statements, various traditional derivative financial instruments are used to achieve these objectives. To minimize credit risk exposure associated with its derivative transactions, each counterparty’s credit is appraised and approved, and risk control limits and monitoring procedures are applied. Credit limits are established and monitored on the basis of potential exposures that take into consideration current market values and estimates of potential future movements in market values given potential fluctuations in market interest rates. To reduce credit exposures in OTC derivative transactions, we enter into master agreements that provide for a netting of financial exposures with the counterparty and allow for collateral arrangements. We further control and minimize counterparty exposure through a credit appraisal and approval process. Under the ISDA Master Agreement, we have executed a Credit Support Annex (“CSA”) with each of our OTC derivative counterparties that require both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities or those issued by government agencies.
Mark to market exposure is a point-in-time measure of the value of a derivative contract in the open market. A positive value indicates existence of credit risk for us because the counterparty would owe money to us if the contract were closed. Alternatively, a negative value indicates we would owe money to the counterparty if the contract were closed. If there is more than one derivative transaction outstanding with a counterparty, a master netting arrangement exists with the counterparty. In that case, the market risk represents the net of the positive and negative exposures with the single counterparty. In management’s view, the net potential exposure is the better measure of credit risk. At December 31, 2019 and 2018, the net fair values of our derivatives were $386 million and $48 million, respectively.

The tables below show the interest rate or equity sensitivities of those derivatives, measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.
Derivative Financial Instruments

			Interest Rate Sensitivity
	Notional Amount	Weighted Average Term (Years)	Impact of -1% Change	Fair Value	Impact of +1% Change
	(in millions, except for Weighted Average Term)
December 31, 2019
Swaps	$23,700	5	$3,406	$(57)	$(2,838)
Futures	20,901		1,122	—	(900)
Swaption	3,201		560	16	(3)
Total	$47,802		$5,088	$(41)	$(3,741)

December 31, 2018
Swaps	$27,003	5	$3,262	$439	$(1,857)
Futures	11,792		590	—	(427)
Total	$38,795		$3,852	$439	$(2,284)

			Equity Sensitivity
	Notional Amount	Weighted Average Term (Years)	Fair Value	Balance after -10% Equity Price Shift
	(in millions, except for Weighted Average Term)
December 31, 2019
Futures	$4,086	0	$—	$(231)
Swaps	17,064	0	(270)	(2,004)
Options	47,861	2	3,346	4,102
Total	$69,011		$3,076	$1,867

December 31, 2018
Futures	$10,995		$—	$—
Swaps	7,697	1	(29)	746
Options	21,821	2	968	324
Total	$40,513		$939	$1,070
In addition to the freestanding derivatives discussed above, we have entered into reinsurance contracts to mitigate the risk associated with the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts. These reinsurance contracts are considered derivatives under the guidance on derivatives and hedging and were reported at their fair values of $2.1 billion and $1.7 billion at December 31, 2019 and 2018, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing at December 31, 2019 and 2018, respectively, would increase the balances of the reinsurance contract asset by $170 million and $146 million.
Also, the GMxB feature’s liability associated with certain annuity contracts is similarly considered to be a derivative for accounting purposes and was reported at its fair value. The liability for embedded derivative liability features was $8.4 billion and $5.6 billion at December 31, 2019 and 2018, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing as of December 31, 2019 and 2018, respectively, would be to increase the liability balance by $1.0 billion and $801 million.
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
Investments with Interest Rate Risk – Fair Value
The table below provides AB’s potential exposure with respect to its fixed income investments, measured in terms of fair value, to an immediate 1% increase in interest rates at all maturities from the levels prevailing at December 31, 2019 and December 31, 2018:
Interest Rate Risk Exposure

	December 31, 2019			December 31, 2018
	Fair Value	Balance After -1% Change	Balance After+1% Change	Fair Value	Balance After -1% Change	Balance After +1% Change
	(in millions)
Fixed Income Investments:
Trading	$36	$39	$34	$435	$467	$406
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
Investments with Equity Price Risk – Fair Value
AB’s investments include investments in equity mutual funds and equity hedge funds. The following table presents AB’s potential exposure from its equity investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2019 and December 31, 2018:
Equity Price Risk Exposure

	December 31, 2019			December 31, 2018
	Fair Value	Balance After +10% Equity Price Change	Balance After -10% Equity Price Change	Fair Value	Balance After +10% Equity Price Change	Balance After -10% Equity Price Change
	(in millions)
Equity Investments:
Trading	$151	$166	$137	$178	$196	$160
Other investments	$80	$88	$72	$101	$111	$91
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

Part II, Item 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Equitable Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the consolidated financial statements, including the related notes and financial statement schedules, of Equitable Holdings, Inc. and its subsidiaries (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to ineffective controls to validate timely that actuarial models are properly configured to capture all relevant product features and provide reasonable assurance that timely reviews of assumptions and data have occurred.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Amortization and Recoverability of Deferred Policy Acquisition Costs (“DAC”) related to Variable and Interest Sensitive Life Products and Variable Annuity Products with Guaranteed Minimum Benefits
As described in Notes 2 and 7 to the consolidated financial statements, DAC represents acquisition costs that vary with and are primarily related to the acquisition of new and renewal insurance business that are deferred. A significant portion of the $5.9 billion DAC as of December 31, 2019 is associated with the variable and interest sensitive life and variable annuity products with guaranteed minimum benefits. DAC associated with certain variable annuity products is amortized based on estimated assessments, with DAC on the remainder of variable annuities, UL and investment-type products amortized over the expected total life of the contract group as a constant percentage of estimated gross profits. DAC is subject to recoverability testing at the time of policy issue and loss recognition testing at the end of each accounting period. The amortization and recoverability estimates for these products are determined using models and significant assumptions related to projected future separate account performance, mortality, contract persistency, and general account investment spread.
The principal considerations for our determination that performing procedures relating to the amortization and recoverability of DAC related to variable and interest sensitive life products and variable annuity products with guaranteed minimum benefits is a critical audit matter are (i) there was significant judgment by management when determining these estimates, which in turn led to a high degree of auditor judgment and subjectivity in performing audit procedures relating to the amortization and recoverability of DAC; (ii) significant audit effort was necessary in evaluating the audit evidence relating to the models and significant assumptions related to projected future separate account performance, mortality, contract persistency, and general account investment spread; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness was identified related to this matter.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to amortization and recoverability of DAC related to variable and interest sensitive life products and variable annuity products with guaranteed minimum benefits, including controls over the models and development of the significant assumptions. These procedures also included, among others, testing management’s process for determining the amortization and recoverability of DAC, which included (i) testing the completeness and accuracy of the historical data provided by management to develop the aforementioned assumptions and (ii) the use of professionals with specialized skill and knowledge to assist in evaluating the appropriateness of the models and the reasonableness of the significant assumptions related to projected future separate account performance, mortality, contract persistency, and general account investment spread. Evaluating these significant assumptions involved consideration of the Company’s experience, industry trends, and market conditions, as applicable.

Valuation of Guaranteed Minimum Benefit Features and Embedded Derivatives related to Certain Life and Annuity Contracts
As described in Notes 2, 8, and 9 to the consolidated financial statements, future policy benefits and other policyholders’ liabilities of $34.6 billion as of December 31, 2019 included reserves related to guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefit (“GMIB”) features, some of which are related to embedded derivatives liabilities, and reserves related to participating traditional life products, non-participating traditional life products, and individual health benefit liabilities. For certain contracts with guaranteed minimum benefit features, the benefits are accounted for as reserves and determined by estimating the expected value of death or income benefits in excess of the projected contract accumulation value and recognizing the excess of the estimated life based on expected assessments (i.e. benefit ratio). The determination of this estimated liability is based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender and withdrawal rates, mortality experience, and, for contracts with the GMIB feature, GMIB election rates. For certain contracts with guaranteed minimum benefit features, the benefits are accounted for as embedded derivatives, with fair values determined based on the present value of projected future benefits minus the present value of projected future fees. Management determined the fair value of the embedded derivatives using a discounted cash flow valuation technique that incorporates significant unobservable inputs with respect to non-performance risk, lapse rates, withdrawal rates, annuitization, and mortality rates.
The principal considerations for our determination that performing procedures relating to the valuation of guaranteed minimum benefit features and embedded derivatives related to certain life and annuity contracts is a critical audit matter are (i) there was significant judgment by management when determining these estimates, which in turn led to a high degree of auditor judgment and subjectivity in performing audit procedures relating to the valuation of guaranteed minimum benefit features and embedded derivatives; (ii) significant audit effort was necessary in evaluating the audit evidence relating to the significant assumptions of expected market rates of return and volatility, contract surrender and withdrawal rates, mortality experience, and, for contracts with the GMIB feature, GMIB election rates, and unobservable inputs of non-performance risk, lapse rates, withdrawal rates, annuitization, and mortality rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness was identified related to this matter.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to valuation of guaranteed minimum benefit features and embedded derivatives related to certain life and annuity contracts, including controls over the models and development of the significant assumptions and inputs. These procedures also included, among others, testing management’s process for determining the valuation of future policy benefits and other policyholders’ liabilities reserves and embedded derivatives, which included (i) testing the completeness and accuracy of the historical data provided by management to develop the aforementioned significant assumptions and unobservable inputs and (ii) the use of professionals with specialized skill and knowledge to assist in evaluating the appropriateness of the models used for the valuation of future policy benefits and other policyholders’ liabilities reserves and embedded derivatives and the reasonableness of the significant assumptions and unobservable inputs related to expected market rates of return and volatility, contract surrender and withdrawal rates, mortality experience, and, for contracts with the GMIB feature, GMIB election rates, and unobservable inputs of non-performance risk, lapse rates, withdrawal rates, annuitization, and mortality rates. Evaluating these significant assumptions and unobservable inputs involved consideration of the Company’s experience, industry trends, and market conditions, as applicable.
Valuation of Guaranteed Minimum Income Benefit (“GMIB”) Reinsurance Contract Asset
As described in Notes 2, 8, 9 and 11 to the consolidated financial statements, the fair value of the GMIB reinsurance contract asset was $2.1 billion as of December 31, 2019. As disclosed by management, GMIB reinsurance contracts are used to cede affiliated and non-affiliated reinsurers a portion of the exposure on variable annuity products that offer the GMIB feature. The GMIB reinsurance contracts are accounted for as derivatives and are reported at fair value. The GMIB reinsurance contract asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios. Management determined the fair value of the GMIB reinsurance contract asset using a discounted cash flow valuation technique that incorporates significant unobservable inputs with respect to lapse rates, withdrawal rates, utilization rates, non-performance risk, volatility rates, and mortality rates.
The principal considerations for our determination that performing procedures relating to the valuation of GMIB reinsurance contract asset is a critical audit matter are (i) there was significant judgment by management when determining the fair value of the GMIB reinsurance contract asset, which in turn led to a high degree of auditor judgment and subjectivity in performing audit procedures relating to the fair value measurement; (ii) significant audit effort was necessary in evaluating the audit evidence relating to the valuation technique and significant unobservable inputs related to lapses rates, withdrawal rates, utilization rates, non-performance risk, volatility rates, and mortality rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness was identified related to this matter.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to valuation of GMIB reinsurance contract asset, including controls over the valuation technique and determination of significant unobservable inputs. These procedures also included, among others, testing management’s process for determining the fair value of the GMIB reinsurance contract asset, which included (i) testing the completeness and accuracy of the historical data provided by management to develop the aforementioned significant unobservable inputs and (ii) the use of professionals with specialized skill and knowledge to assist in evaluating the appropriateness of the valuation technique and the reasonableness of significant unobservable inputs related to lapses rates, withdrawal rates, utilization rates, non-performance risk, volatility rates, and mortality rates. Evaluating these significant unobservable inputs involved consideration of the Company’s experience, industry trends, and market conditions, as applicable.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 27, 2020
We have served as the Company’s auditor since 1993.

EQUITABLE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2019 AND 2018

	2019	2018
	(in millions, except share amounts)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $62,937 and $46,801)	$66,343	$46,279
Mortgage loans on real estate (net of valuation allowance of $0 and $7)	12,107	11,835
Real estate held for production of income (1)	27	52
Policy loans	3,735	3,779
Other equity investments (1)	1,344	1,334
Trading securities, at fair value	7,031	16,017
Other invested assets (1)	2,753	2,037
Total investments	93,340	81,333
Cash and cash equivalents (1)	4,405	4,469
Cash and securities segregated, at fair value	1,095	1,170
Broker-dealer related receivables	1,987	2,209
Deferred policy acquisition costs	5,890	6,745
Goodwill and other intangible assets, net	4,751	4,780
Amounts due from reinsurers	4,592	4,895
GMIB reinsurance contract asset, at fair value	2,139	1,732
Other assets (1)	3,799	3,127
Assets held-for-sale	962	—
Separate Accounts assets	126,910	110,337
Total Assets	$249,870	$220,797
LIABILITIES
Policyholders’ account balances	$58,879	$49,923
Future policy benefits and other policyholders' liabilities	34,587	30,998
Broker-dealer related payables	722	431
Securities sold under agreements to repurchase	—	573
Customer related payables	2,523	3,095
Amounts due to reinsurers	1,404	1,438
Short-term and long-term debt	4,111	4,955
Current and deferred income taxes	549	68
Other liabilities (1)	3,970	3,360
Liabilities held-for-sale	724	—
Separate Accounts liabilities	126,910	110,337
Total Liabilities	$234,379	$205,178
Redeemable noncontrolling interest (1) (2)	$365	$187
Commitments and contingent liabilities (Note 17)
EQUITY
Equity attributable to Holdings:
Preferred stock and additional paid-in capital, par value $1.00 per share; $25,000 liquidation preference at December 31, 2019	$775	$—
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 552,896,328 and 561,000,000 shares issued, respectively; 463,711,392 and 528,861,758 shares outstanding, respectively	5	5
Additional paid-in capital	1,920	1,908
Treasury stock, at cost, 89,184,936 and 32,138,242 shares, respectively	(1,832)	(640)
Retained earnings	11,827	13,989
Accumulated other comprehensive income (loss)	840	(1,396)
Total equity attributable to Holdings	13,535	13,866
Noncontrolling interest	1,591	1,566
Total Equity	15,126	15,432
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$249,870	$220,797
____________

(1)	See Note 2 for details of balances with variable interest entities.

(2)	See Note 23 for details of Redeemable noncontrolling interest.

See Notes to Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

	2019	2018	2017
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$3,738	$3,824	$3,693
Premiums	1,147	1,094	1,124
Net derivative gains (losses)	(4,000)	(231)	214
Net investment income (loss)	3,699	2,693	3,082
Investment gains (losses), net:
Total other-than-temporary impairment losses	—	(42)	(15)
Other investment gains (losses), net	73	(44)	(176)
Total investment gains (losses), net	73	(86)	(191)
Investment management and service fees	4,380	4,268	4,093
Other income	554	516	445
Total revenues	9,591	12,078	12,460

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	4,370	2,915	4,366
Interest credited to policyholders’ account balances	1,241	1,090	995
Compensation and benefits	2,081	2,079	1,980
Commissions and distribution-related payments	1,242	1,160	1,081
Interest expense	221	231	160
Amortization of deferred policy acquisition costs	579	333	503
Other operating costs and expenses	1,892	1,809	2,069
Total benefits and other deductions	11,626	9,617	11,154
Income (loss) from continuing operations, before income taxes	(2,035)	2,461	1,306
Income tax (expense) benefit	599	(307)	(49)
Net income (loss)	(1,436)	2,154	1,257
Less: Net income (loss) attributable to the noncontrolling interest	297	334	423
Net income (loss) attributable to Holdings	$(1,733)	$1,820	$834

EARNINGS PER SHARE
Earnings per share - common stock:
Basic	$(3.51)	$3.27	$1.49
Diluted	$(3.51)	$3.27	$1.49
Weighted average common shares outstanding (in millions):
Basic	493.6	556.4	561.0
Diluted	493.6	556.5	561.0

See Notes to Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

	2019	2018	2017
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(1,436)	$2,154	$1,257
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment (1)	2,242	(1,334)	693
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	(15)	189	100
Foreign currency translation adjustment (1)	5	(32)	39
Total other comprehensive income (loss), net of income taxes	2,232	(1,177)	832
Comprehensive income (loss)	796	977	2,089
Less: Comprehensive income (loss) attributable to the noncontrolling interest	293	349	442
Comprehensive income (loss) attributable to Holdings	$503	$628	$1,647
______________

(1)
A reclassification of $5 million and $3 million has been made to the previously reported amounts for the years ended December 31, 2018 and 2017, respectively to conform to the current period’s presentation.

See Notes to Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

		Years Ended December 31,
		Equity Attributable to Holdings
	Preferred Stock and Additional Paid-In Capital	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
	(in millions)
January 1, 2019	$—	$5	$1,908	$(640)	$13,989	$(1,396)	$13,866	$1,566	$15,432
Stock compensation	—	—	152	9	—	—	161	77	238
Purchase of treasury stock	—	—	—	(1,343)	(2)	—	(1,345)	—	(1,345)
Retirement of common stock	—	—	—	142	(142)	—	—	—	—
Repurchase of AB Holding units	—	—	(112)	—	—	—	(112)	(61)	(173)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(256)	(256)
Dividends on common stock (cash dividends declared per common share of $0.58 in 2019)	—	—	—	—	(285)	—	(285)	—	(285)
Issuance of preferred stock	775	—	—	—	—	—	775	—	775
Net income (loss)	—	—	—	—	(1,733)	—	(1,733)	263	(1,470)
Other comprehensive income (loss)	—	—	—	—	—	2,236	2,236	(4)	2,232
Other	—	—	(28)	—	—	—	(28)	6	(22)
December 31, 2019	$775	$5	$1,920	$(1,832)	$11,827	$840	$13,535	$1,591	$15,126

January 1, 2018	$—	$5	$1,299	$—	$12,225	$(108)	$13,421	$3,097	$16,518
Purchase of treasury stock	—	—	—	(648)	—	—	(648)	—	(648)
Reissuance of treasury stock	—	—	—	8	(8)	—	—	—	—
Repurchase of AB Holding units	—	—	—	—	—	—	—	(95)	(95)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(346)	(346)
Dividends on common stock (cash dividends declared per common share of $0.26 in 2018)	—	—	—	—	(157)	—	(157)	—	(157)
Capital contribution from parent	—	—	695	—	—	—	695	—	695
Purchase of AB Units by Holdings	—	—	—	—	—	—	—	(1,525)	(1,525)
Purchase of AllianceBernstein Units from noncontrolling interest	—	—	17	—	—	—	17	—	17
Cumulative effect of adoption of revenue recognition standard ASC 606	—	—	—	—	13	—	13	19	32
Cumulative effect of adoption of ASU 2018-02, Reclassification of Certain Tax Effects	—	—	—	—	89	(89)	—	—	—
Cumulative effect of adoption of ASU 2016-01, Financial Instruments	—				7	(7)	—		—
Net income (loss)	—	—	—	—	1,820	—	1,820	316	2,136
Other comprehensive income (loss)	—	—	—	—	—	(1,192)	(1,192)	15	(1,177)
Other	—	—	(103)	—	—	—	(103)	85	(18)
December 31, 2018	$—	$5	$1,908	$(640)	$13,989	$(1,396)	$13,866	$1,566	$15,432

January 1, 2017	$—	$5	$932	$—	$11,391	$(921)	$11,407	$3,142	$14,549
Repurchase of AB Holding units	—	—	—	—	—	—	—	(121)	(121)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(348)	(348)
Net income (loss)	—	—	—	—	834	—	834	370	1,204
Other comprehensive income (loss)	—	—	—	—	—	813	813	19	832
Other	—	—	367	—	—	—	367	35	402
December 31, 2017	$—	$5	$1,299	$—	$12,225	$(108)	$13,421	$3,097	$16,518

See Notes to Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

	2019	2018	2017
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(1,436)	$2,154	$1,257
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	1,241	1,090	995
Policy charges and fee income	(3,738)	(3,824)	(3,693)
Net derivative (gains) losses	4,000	231	(214)
Investment (gains) losses, net	(206)	86	191
Loss on businesses held for sale	133	—	—
Realized and unrealized (gains) losses on trading securities	(502)	237	(266)
Non-cash long term incentive compensation expense	278	228	247
Non-cash pension plan restructuring	—	109	—
Amortization and depreciation	657	257	399
Change in goodwill	—	—	369
Equity (income) loss from limited partnerships	(92)	(119)	(155)
Changes in:
Net broker-dealer and customer related receivables/payables	(403)	838	(278)
Reinsurance recoverable	(146)	(191)	124
Segregated cash and securities, net	75	(345)	130
Capitalization of deferred policy acquisition costs	(754)	(702)	(687)
Future policy benefits	947	(399)	1,097
Current and deferred income taxes	(108)	633	(10)
Other, net	(162)	(222)	251
Net cash provided by (used in) operating activities	$(216)	$61	$(243)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$13,327	$10,631	$11,339
Mortgage loans on real estate	952	768	934
Trading account securities	10,717	9,340	11,231
Real estate joint ventures	5	139	—
Short term investments	2,643	6,267	4,556
Other	306	330	228
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(29,610)	(12,794)	(15,166)
Mortgage loans on real estate	(1,240)	(1,642)	(2,108)
Trading account securities	(1,123)	(11,401)	(13,328)
Short term investments	(2,776)	(5,058)	(4,897)
Other	(430)	(233)	(296)
Purchase of business, net of cash acquired	—	—	(130)
Cash settlements related to derivative instruments	(954)	583	(2,166)
Repayments of loans to affiliates	—	1,230	15
Investment in capitalized software, leasehold improvements and EDP equipment	(93)	(123)	(102)
Other, net	(220)	(86)	201
Net cash provided by (used in) investing activities	$(8,496)	$(2,049)	$(9,689)

EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(CONTINUED)

	2019	2018	2017
	(in millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$12,843	$9,994	$9,916
Withdrawals	(4,619)	(4,600)	(4,010)
Transfers (to) from Separate Accounts	1,769	1,724	1,486
Proceeds from loans from affiliates	—	—	731
Change in short-term financings	(546)	(1,310)	600
Change in collateralized pledged assets	(71)	31	1,044
Change in collateralized pledged liabilities	1,361	(576)	1,246
(Decrease) increase in overdrafts payable	(60)	3	63
Repayment of loans from affiliates	—	(3,000)	(56)
Issuance of long-term debt	—	4,057	—
Repayment of long-term debt	(300)	—	—
Shareholder dividends paid	(285)	(157)	—
Issuance of preferred stock	775	—	—
Purchase of AllianceBernstein Units	—	(1,340)	—
Purchases of AB Holding Units to fund long-term incentive compensation plan awards	(172)	(267)	(220)
Purchase of treasury shares	(1,350)	(648)	—
Purchases (redemptions) of noncontrolling interests of consolidated company-sponsored investment funds	169	(472)	120
Distribution to noncontrolling interest of consolidated subsidiaries	(256)	(346)	(348)
Increase (decrease) in securities sold under agreement to repurchase	(573)	(1,314)	(1,706)
Purchase of shares in consolidated subsidiaries	—	—	(55)
Capital contribution from parent company	—	8	318
Other, net	20	(132)	(59)
Net cash provided by (used in) financing activities	$8,705	$1,655	$9,070

Effect of exchange rate changes on cash and cash equivalents	$8	$(12)	$22
Change in cash and cash equivalents	1	(345)	(840)
Cash and cash equivalents, beginning of year	4,469	4,814	5,654
Change in cash of businesses held for sale	(65)	—	—
Cash and cash equivalents, end of year	$4,405	$4,469	$4,814

Supplemental cash flow information:
Interest paid	$273	$178	$119
Income taxes (refunded) paid	$(506)	$57	$31

Non-cash transactions:
Capital contribution from parent company	$—	$622	$—
(Settlement) issuance of long-term debt	$—	$(202)	$202
Transfer of assets to reinsurer	$—	$(604)	$—
Contribution of 0.5% minority interest in AXA Financial, Inc.	$—	$65	$—
Repayment of loans from affiliates	$—	$(622)	$—

See Notes to Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)    ORGANIZATION
Equitable Holdings, Inc. (which removed “AXA” from its name on January 13, 2020, “Holdings” and, with its consolidated subsidiaries, the “Company”) is the holding company for a diversified financial services organization. The Company conducts operations in four segments: Individual Retirement, Group Retirement, Investment Management and Research, and Protection Solutions. The Company’s management evaluates the performance of each of these segments independently.

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

The Company reports certain activities and items that are not included in our segments in Corporate and Other. Corporate and Other includes certain of our financing and investment expenses. It also includes: AXA Advisors, LLC (“Equitable Advisors”) broker-dealer business, closed block of life insurance (the “Closed Block”), run-off variable annuity reinsurance business, run-off group pension business, run-off health business, benefit plans for our employees, certain strategic investments and certain unallocated items, including capital and related investments, interest expense and corporate expense. AB’s results of operations are reflected in the Investment Management and Research segment. Accordingly, Corporate and Other does not include any items applicable to AB.
Prior to the closing of the initial public offering of shares of Holdings’ common stock on May 14, 2018 (the “IPO”), Holdings was a wholly-owned subsidiary of AXA S.A. (“AXA”), a French holding company for the AXA Group, a worldwide leader in life, property and casualty, and health insurance and asset management. AXA sold approximately 158 million of Holdings common stock to the public in the IPO. On November 20, 2018, AXA sold an additional 60 million shares of Holdings common stock to the public in a registered offering, and concurrently Holdings repurchased 30 million shares of its common stock from AXA. On March 25, 2019, AXA sold an additional 40 million shares of Holdings common stock to the public in a registered offering, and concurrently Holdings repurchased 30 million shares of its common stock from AXA. On June 7, 2019, AXA sold an additional 40 million shares of Holdings common stock to the public in a registered offering. On November 13, 2019, AXA sold an additional 144 million shares of Holdings common stock to the public in a registered offering, and concurrently Holdings repurchased 24 million shares of its common stock from AXA which decreased AXA’s ownership in Holdings from approximately 39% to approximately 10%. As a result, AXA was deemed to no longer control or significantly influence EQH, and consequently AXA and its affiliates (collectively, “AXA Affiliates”) were no longer considered related parties of the Company. On December 10, 2019, AXA sold an additional 3 million shares of Holdings common stock. As of December 31, 2019, AXA owns less than 10% of the outstanding common stock of Holdings.
At both December 31, 2019 and December 31, 2018, the Company’s economic interest in AB was approximately 65%. The general partner of AB, AllianceBernstein Corporation (the “General Partner”), is a wholly-owned subsidiary of the Company. Because the General Partner has the authority to manage and control the business of AB, AB is consolidated in the Company’s financial statements for all periods.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
All significant intercompany transactions and balances have been eliminated in consolidation. The years “2019”, “2018” and “2017” refer to the years ended December 31, 2019, 2018 and 2017, respectively.
Adoption of New Accounting Pronouncements

Description	Effect on the Financial Statement or Other Significant Matters
ASU 2016-02: Leases (Topic 842)
This ASU contains revised guidance to lease accounting that requires lessees to recognize on the balance sheet a “right-of-use” asset and a lease liability for virtually all lease arrangements, including those embedded in other contracts. Lessor accounting remains substantially unchanged from the current model but has been updated to align with certain changes made to the lessee model.

On January 1, 2019, the Company adopted the new leases standard using the simplified modified retrospective transition method, as of the adoption date. Prior comparable periods were not adjusted or presented under this method. We applied several practical expedients offered by ASC 842 upon adoption of this standard. These included continuing to account for existing leases based on judgment made under legacy U.S. GAAP as it relates to determining classification of leases, unamortized initial direct costs and whether contracts are leases or contain leases. We also used the practical expedient to use hindsight in determining lease terms (using knowledge and expectations as of the standard’s adoption date instead of the previous assumptions under legacy U.S. GAAP) and evaluated impairment of our right-of-use (“RoU”) assets in the transition period (using most up-to-date information.) Adoption of this standard resulted in the recognition, as of January 1, 2019, of additional RoU operating lease assets of $799 million reported in Other assets and operating lease liabilities of $1.0 billion reported in Other liabilities in accompanying consolidated balance sheets. The operating RoU assets recognized as of January 1, 2019 are net of deferred rent of $105 million and liabilities associated with previously recognized impairments of $120 million. See Note 10 for additional information.

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
ASU 2016-13: Financial Instruments—Credit Losses (Topic 326), as clarified and amended by ASU 2018-19: Codification Improvements to Topic 326, Financial Instruments—Credit Losses, ASU 2019-04: Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments and ASU 2019-05: Financial Instruments—Credit Losses (Topic 326) Targeted Transition Relief, ASU 2019-11: Codification Improvements to Topic 326, Financial Instruments-Credit Losses

ASU 2016-13 contains new guidance which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.

ASU 2019-05 provides entities that have instruments within the scope of Subtopic 326-20 an option to irrevocably elect the fair value option on an instrument-by instrument basis upon adoption of Topic 326.

ASU 2018-19, ASU 2019-04 and ASU 2019-11, clarified the codification guidance and did not materially change the standard.

Effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. These amendments should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.

The Company will implement its updated
expected credit loss models, processes
and controls related to the identified
financial assets that fall within the scope
of the new standard as of the date of
adoption, January 1, 2020. Management
currently anticipates that the standard will
have the most impact to its commercial
and agricultural mortgage loan portfolios.
Based on current economic conditions,
the structure and size of the Company’s
loan portfolio and other assets impacted
by the standard as of December 31, 2019,
the Company expects application of the
current expected credit loss requirements
will result in an immaterial reduction to
retained earnings as of the date of adoption.

ASU 2018-12: Financial Services - Insurance (Topic 944); ASU 2019-09: Financial Services - Insurance (Topic 944): Effective Date
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

In November 2019, ASU 2019-09 was issued which modified ASU 2018-12 to be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted.

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

The Company is currently evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements, however the adoption of the ASU is expected to have a significant impact on the Company’s consolidated financial condition, results of operations, cash flows and required disclosures, as well as processes and controls.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Description	Effective Date and Method of Adoption	Effect on the Financial Statement or Other Significant Matters
ASU 2018-12: Financial Services - Insurance (Topic 944); ASU 2019-09: Financial Services - Insurance (Topic 944): Effective Date continued
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

The Company elected to early adopt during 2019 the removed disclosures relating to transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and valuation processes for Level 3 fair value measurements. The Company will delay adoption of the additional disclosures until their effective date on January 1, 2020.

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

ASU 2019-12: Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, as well as clarifying and amending existing guidance.	Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted.
The Company is currently evaluating the impact adopting the guidance will have on the Company’s consolidated financial statements, however the adoption is not expected to materially impact the Company’s financial position, results of operation, or cash flows.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments
The carrying values of fixed maturities classified as available-for-sale (“AFS”) are reported at fair value. Changes in fair value are reported in other comprehensive income (“OCI”). The amortized cost of fixed maturities is adjusted for impairments in value deemed to be other than temporary which are recognized in Investment gains (losses), net. The redeemable preferred stock investments that are reported in fixed maturities include real estate investment trusts (“REIT”), perpetual preferred stock and redeemable preferred stock. These securities may not have a stated maturity, may not be cumulative and do not provide for mandatory redemption by the issuer.
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
Trading securities, which include equity securities and fixed maturities, are carried at fair value based on quoted market prices, with realized and unrealized gains (losses) reported in net investment income (loss) in the consolidated statements of income (loss).
Corporate owned life insurance (“COLI”) has been purchased by the Company and certain subsidiaries on the lives of certain key employees and the Company and these subsidiaries are named as beneficiaries under these policies. COLI is carried at the cash surrender value of the policies. At December 31, 2019, 2018 and 2017, the carrying value of COLI was $944 million, $872 million and $918 million, respectively, and is reported in Other invested assets in the consolidated balance sheets.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents includes cash on hand, demand deposits, money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less. Due to the short-term nature of these investments, the recorded value is deemed to approximate fair value. Cash and securities segregated primarily includes U.S. Treasury Bills segregated by AB in a special reserve bank custody account for the exclusive benefit of its brokerage customers under Rule 15c3-3 of the Exchange Act.
All securities owned, including U.S. government and agency securities, mortgage-backed securities, futures and forwards transactions, are reported in the consolidated financial statements on a trade-date basis.
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
Commercial and Agricultural Mortgage Loans on Real Estate
Mortgage loans are stated at unpaid principal balances, net of unamortized discounts, premiums and valuation allowances. Valuation allowances are based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or on its collateral value if the loan is collateral dependent. However, if foreclosure is or becomes probable, the collateral value measurement method is used.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. See Note 8 for additional information regarding determining the fair value of financial instruments.
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
DAC
Acquisition costs that vary with and are primarily related to the acquisition of new and renewal insurance business, reflecting incremental direct costs of contract acquisition with independent third parties or employees that are essential to the contract transaction, as well as the portion of employee compensation, including payroll fringe benefits and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts including commissions, underwriting, agency and policy issue expenses, are deferred. In each reporting period, DAC amortization, net of the accrual of imputed interest on DAC balances, is recorded to Amortization of deferred policy acquisition costs. DAC is subject to recoverability testing at the time of policy issue and loss recognition testing at the end of each accounting period. The determination of DAC, including amortization and recoverability estimates, is based on models that involve numerous assumptions and subjective judgments, including those regarding policyholder behavior, surrender and withdrawal rates, mortality experience, and other inputs including financial market volatility and market rates of return.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. At December 31, 2019, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 7.0% (4.7% net of product weighted average Separate Accounts fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.7% net of product weighted average Separate Accounts fees) and 0.0% (2.3%) net of product weighted average Separate Accounts fees), respectively. The maximum duration over which these rate limitations may be applied is five years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.
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
For participating traditional life policies (substantially all of which are in the Closed Block), DAC is amortized over the expected total life of the contract group as a constant percentage based on the present value of the estimated gross margin amounts expected to be realized over the life of the contracts using the expected investment yield. At December 31, 2019, the average rate of assumed investment yields, excluding policy loans, for the Company was

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.6% grading to 4.3% over six years. Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the accumulated amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date. Many of the factors that affect gross margins are included in the determination of the Company’s dividends to these policyholders. DAC adjustments related to participating traditional life policies do not create significant volatility in results of operations as the Closed Block recognizes a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization.
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
If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. Deposits received are included in Other liabilities and deposits made are included within premiums, reinsurance and

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

other receivables. As amounts are paid or received, consistent with the underlying contracts, the deposit assets or liabilities are adjusted. Interest on such deposits is recorded as other revenues or other expenses, as appropriate. Periodically, the Company evaluates the adequacy of the expected payments or recoveries and adjusts the deposit asset or liability through other revenues or other expenses, as appropriate.
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
Policyholders’ Account Balances and Future Policy Benefits and Other Policyholders’ Liabilities
Policyholders’ account balances relate to contracts or contract features where the Company has no significant insurance risk. This liability represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date.
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
For non-participating traditional life insurance policies, future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on the Company’s experience that, together with interest and expense assumptions, includes a margin for adverse deviation. Benefit liabilities for traditional annuities during the accumulation period are equal to accumulated policyholders’ fund balances and, after annuitization, are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 4.0% to 7.3% (weighted average of 5.0%) for approximately 99.3% of life insurance liabilities and from 1.5% to 5.5% (weighted average of 4.1%) for annuity liabilities.
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
Obligations arising from funding agreements are also reported in Policyholders’ account balances in the consolidated balance sheets. As a member of the Federal Home Loan Bank of New York (“FHLBNY”), the Company has access to collateralized borrowings. The Company may also issue funding agreements to the FHLBNY. Both the collateralized borrowings and funding agreements would require the Company to pledge qualified mortgage-backed assets and/or government securities as collateral.
The Company has issued and continues to offer certain variable annuity products with guaranteed minimum death benefits (“GMDB”) and/or contain a guaranteed minimum living benefit (“GMLB,” and together with GMDB, the “GMxB features”) which, if elected by the policyholder after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates. This minimum lifetime annuity is based on predetermined annuity purchase rates applied to a guaranteed minimum income benefit (“GMIB”) base. The Company previously issued certain variable annuity products with and guaranteed income benefit (“GIB”) features, guaranteed withdrawal benefit for life (“GWBL”), guaranteed minimum withdrawal benefit (“GMWB”) and

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

guaranteed minimum accumulation benefit (“GMAB”) features. The Company has also assumed reinsurance for products with GMxB features.
Reserves for products that have GMIB features, but do not have no-lapse guarantee features, and products with GMDB features are determined by estimating the expected value of death or income benefits in excess of the projected contract accumulation value and recognizing the excess over the estimated life based on expected assessments (i.e., benefit ratio). These reserves are recorded within Future policy benefits and other policyholders’ liabilities. The determination of this estimated future policy benefits liability is based on models that involve numerous assumptions and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender and withdrawal rates, mortality experience, and, for contracts with the GMIB feature, GMIB election rates. Assumptions regarding separate account performance used for purposes of this calculation are set using a long-term view of expected average market returns by applying a RTM approach, consistent with that used for DAC amortization. There can be no assurance that actual experience will be consistent with management’s estimates.
Products that have a GMIB feature with a no-lapse guarantee rider (“GMIBNLG”), GIB, GWBL, GMWB and GMAB features and the assumed products with GMIB features (collectively “GMxB derivative features”) are considered either freestanding or embedded derivatives and discussed below under (“Embedded and Freestanding Insurance Derivatives”).
After the initial establishment of reserves, premium deficiency and loss recognition tests are performed each period end using best estimate assumptions as of the testing date without provisions for adverse deviation. When the liabilities for future policy benefits plus the present value of expected future gross premiums for the aggregate product group are insufficient to provide for expected future policy benefits and expenses for that line of business (i.e., reserves net of any DAC asset), DAC would first be written off and thereafter, if required, a premium deficiency reserve would be established by a charge to earnings. Premium deficiency reserves are recorded for the group single premium annuity business, certain interest-sensitive life contracts, structured settlements, individual disability income and major medical. Additionally, in certain instances the policyholder liability for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. This pattern of profits followed by losses is exhibited in our variable interest-sensitive life (“VISL”) business and is generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. We accrue for these Profits Followed by Losses ("PFBL") using a dynamic approach that changes over time as the projection of future losses change.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Embedded derivatives fair values are determined based on the present value of projected future benefits minus the present value of projected future fees. At policy inception, a portion of the projected future guarantee fees to be collected from the policyholder equal to the present value of projected future guaranteed benefits is attributed to the embedded derivative. The percentage of fees included in the fair value measurement is locked-in at inception. Fees above those amounts represent “excess” fees and are reported in Policy charges and fee income.
Separate Accounts
Generally, Separate Accounts established under New York State and Arizona State Insurance Law are not chargeable with liabilities that arise from any other business of the Company. Separate Accounts assets are subject to General Account claims only to the extent Separate Accounts assets exceed separate accounts liabilities. Assets and liabilities of the Separate Account represent the net deposits and accumulated net investment earnings (loss) less fees, held primarily for the benefit of policyholders, and for which the Company does not bear the investment risk. Separate Accounts assets and liabilities are shown on separate lines in the consolidated balance sheets. Assets held in Separate Accounts are reported at quoted market values or, where quoted values are not readily available or accessible for these securities, their fair value measures most often are determined through the use of model pricing that effectively discounts prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to policyholders of such Separate Accounts are offset within the same line in the consolidated statements of income (loss). For 2019, 2018 and 2017, investment results of such Separate Accounts were gains (losses) of $23.4 billion, $(7.3) billion and $17.0 billion, respectively.
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
Broker-Dealer Revenues, Receivables and Payables
Equitable Advisors and certain of the Company’s other subsidiaries provide investment management, brokerage and distribution services for affiliates and third parties. Third-party revenues earned from these services are reported in Other income in the Company’s consolidated statement of income (loss).
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
The Company’s intangible assets primarily relate to the Bernstein Acquisition and purchases of AB Units and reflect amounts assigned to acquired investment management contracts based on their estimated fair values at the time of acquisition, less accumulated amortization. These intangible assets generally are amortized on a straight-line basis over their estimated useful life, ranging from six to twenty years. All intangible assets are periodically reviewed for impairment as events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying value exceeds fair value, impairment tests are performed to measure the amount of the impairment loss, if any.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
At December 31, 2019 and 2018, respectively, net deferred sales commissions from AB totaled $36 million and $17 million and are included within Other assets in the consolidated balance sheets. The estimated amortization expense of deferred sales commissions, based on the December 31, 2019 net asset balance for each of the next four years is $17 million, $12 million, $7 million and $0 million. The Company tests the deferred sales commission asset for impairment quarterly by comparing undiscounted future cash flows to the recorded value, net of accumulated amortization. Each quarter, significant assumptions used to estimate the future cash flows are updated to reflect management’s consideration of current market conditions on expectations made with respect to future market levels and redemption rates. As of December 31, 2019 and 2018, the Company determined that the deferred sales commission asset was not impaired.
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
Capitalized internal-use software, net of accumulated amortization, amounted to $189 million and $181 million at December 31, 2019 and 2018, respectively. Amortization of capitalized software in 2019, 2018 and 2017 was $52 million, $49 million and $51 million, respectively, recorded in other Operating costs and expenses in the consolidated statements of income (loss).
Short-term and Long-term Debt
Liabilities for short-term and long-term debt are primarily carried at an amount equal to unpaid principal balance, net of unamortized discount or premium and debt issue costs. Original-issue discount or premium and debt-issue costs are recognized as a component of interest expense over the period the debt is expected to be outstanding, using the interest method of amortization. Interest expense is generally presented within Interest expense in the consolidated statements of income (loss). Short-term debt represents debt coming due in the next twelve months, including that portion of debt otherwise classified as long-term. See Note 12 for additional information regarding short-term and long-term debt.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Investment management and administrative service fees are also earned by AXA Equitable Funds Management Group, LLC (“Equitable FMG”) and reported in the Individual Retirement, Group Retirement and Protection Solutions segments as well as certain asset-based fees associated with insurance contracts.
AB provides asset management services by managing customer assets and seeking to deliver returns to investors. Similarly, Equitable FMG provides investment management and administrative services, such as fund accounting and compliance services, to AXA Premier VIP Trust (“Equitable Trust”), EQ Advisors Trust (“EQAT”) and 1290 Funds as well as two private investment trusts established in the Cayman Islands, AXA Allocation Funds Trust and AXA Offshore Multimanager Funds Trust (collectively, the “Other AXA Trusts”). The contracts supporting these revenue streams create a distinct, separately identifiable performance obligation for each day the assets are managed for the performance of a series of services that are substantially the same and have the same pattern of transfer to the customer. Accordingly, these investment management, advisory, and administrative service base fees are recorded over time as services are performed and entitle the Company to variable consideration. Base fees, generally calculated as a percentage of assets under management (“AUM”), are recognized as revenue at month-end when the transaction price no longer is variable and the value of the consideration is determined. These fees are not subject to claw back and there is minimal probability that a significant reversal of the revenue recorded will occur.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
At December 31, 2019 and 2018, respectively, the Company held approximately $1.2 billion and $1.2 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including hedge funds, private equity funds and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheet as Other equity investments and to apply the equity method of accounting for these positions. The net assets of these nonconsolidated VIEs are approximately $160.2 billion and $166.1 billion at December 31, 2019 and 2018, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $1.2 billion and $1.2 billion and approximately $1.1 billion and $940 million of unfunded commitments at December 31, 2019 and 2018, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
At December 31, 2019 and 2018, the Company consolidated one real estate joint venture for which it was identified as the primary beneficiary under the VIE model. The consolidated entity is jointly owned by Equitable Life and AXA France and holds an investment in a real estate venture. Included in the Company’s consolidated balance sheets at December 31, 2019 and 2018 are total assets of $32 million and $36 million, respectively related to this VIE, primarily resulting from the consolidated presentation of Real estate held for production of income. In addition, Real estate held for production of income reflects $(5) million as related to one non-consolidated joint venture at December 31, 2019 and $16 million income as related to two non-consolidated joint ventures at December 31, 2018.
Included in the Company’s consolidated balance sheet at December 31, 2019 and 2018, respectively, are assets of $424 million and $236 million, liabilities of $12 million and $5 million, and redeemable non-controlling interests of $273 million and $118 million associated with the consolidation of AB-sponsored investment funds under the VIE model. Also included in the Company’s consolidated balance sheets are assets of $188 million and $152 million, liabilities of $19 million and $17 million, and redeemable non-controlling interests of $52 million and $28 million from consolidation of AB-sponsored investment funds under the VOE model. The assets of these consolidated funds are

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

presented within Other invested assets and cash and cash equivalents, and liabilities of these consolidated funds are presented with other liabilities on the face of the Company’s consolidated balance sheet at December 31, 2019; ownership interests not held by the Company relating to consolidated VIEs and VOEs are presented either as redeemable or non-redeemable noncontrolling interest, as appropriate. These redeemable noncontrolling interests are presented in mezzanine equity and non-redeemable noncontrolling interests are presented within permanent equity. The Company is not required to provide financial support to these company-sponsored investment funds, and only the assets of such funds are available to settle each fund’s own liabilities.
As of December 31, 2019, the net assets of investment products sponsored by AB that are non-consolidated VIEs are approximately $79.3 billion and the Company’s maximum exposure to loss from its direct involvement with these VIEs is its investment of $8 million at December 31, 2019. The Company has no further commitments to or economic interest in these VIEs.
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
The net impact of assumption changes in the third quarter of 2019 increased Policy charges and fee income by $3 million, increased Policyholders’ benefits by $875 million, increased Net derivative losses by $578 million, decreased Interest credited to policyholders’ account balances by $13 million and decreased Amortization of DAC by $46 million. This resulted in a decrease in Income (loss) from operations, before income taxes of $1.4 billion and decreased Net income (loss) by $1.1 billion. There was no material impact from model changes during the third quarter of 2019 to our Income (loss) from continuing operations, before income taxes or Net income (loss).
The net impact of assumption changes in the third quarter of 2018 decreased Policy charges and fee income by $24 million, decreased Policyholders’ benefits by $673 million, increased Net derivative losses by $1.1 billion and decreased the Amortization of DAC by $286 million. This resulted in a decrease in the third quarter of 2018 in Income (loss) from operations, before income taxes of $160 million and decreased Net income (loss) by approximately $131 million. There was no material impact from model changes during the third quarter of 2018 to our Income (loss) from continuing operations, before income taxes or Net income (loss).
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Available-for-Sale Fixed Maturities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (4)
	(in millions)
December 31, 2019 (5):
Fixed Maturities:
Corporate (1)	$45,900	$2,361	$62	$48,199	$—
U.S. Treasury, government and agency	14,410	1,289	305	15,394	—
States and political subdivisions	638	70	3	705	—
Foreign governments	462	35	5	492	—
Residential mortgage-backed (2)	178	13	—	191	—
Asset-backed (3)	848	4	3	849	—
Redeemable preferred stock	501	17	5	513	—
Total at December 31, 2019	$62,937	$3,789	$383	$66,343	$—

December 31, 2018:
Fixed Maturities:
Corporate (1)	$30,572	$406	$800	$30,178	$—
U.S. Treasury, government and agency	14,004	295	470	13,829	—
States and political subdivisions	415	47	1	461	—
Foreign governments	524	19	13	530	—
Residential mortgage-backed (2)	225	10	1	234	—
Asset-backed (3)	612	1	12	601	2
Redeemable preferred stock	449	15	18	446	—
Total at December 31, 2018	$46,801	$793	$1,315	$46,279	$2
______________

(1)	Corporate fixed maturities include both public and private issues.

(2)	Includes publicly traded agency pass-through securities and collateralized obligations.

(3)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

(4)	Amounts represent OTTI losses in AOCI, which were not included in Net income (loss).

(5)	Excludes amounts reclassified as Held-for-Sale.
The contractual maturities of AFS fixed maturities at December 31, 2019 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Contractual Maturities of Available-for-Sale Fixed Maturities

	Amortized Cost	Fair Value
	(in millions)
December 31, 2019 (1):
Due in one year or less	$3,921	$3,938
Due in years two through five	14,288	14,721
Due in years six through ten	18,391	19,585
Due after ten years	24,810	26,546
Subtotal	61,410	64,790
Residential mortgage-backed securities	178	191
Asset-backed securities	848	849
Redeemable preferred stock	501	513
Total at December 31, 2019	$62,937	$66,343
______________

(1)	Excludes amounts reclassified as Held-for-Sale.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows proceeds from sales, gross gains (losses) from sales for AFS fixed maturities for the years ended December 31, 2019, 2018 and 2017:
Proceeds and Gains (Losses) on Sales for Available-for-Sale Fixed Maturities

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Proceeds from sales	$8,972	$8,523	$8,213
Gross gains on sales	$234	$180	$107
Gross losses on sales	$(32)	$(215)	$(259)

Total OTTI	$—	$(42)	$(15)
Non-credit losses recognized in OCI	—	—	—
Credit losses recognized in net income (loss)	$—	$(42)	$(15)
The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts.
Available-for-Sale Fixed Maturities - Credit Loss Impairments

	Years Ended December 31,
	2019	2018
	(in millions)
Balance at January 1,	$(58)	$(18)
Previously recognized impairments on securities that matured, paid, prepaid or sold	37	2
Recognized impairments on securities impaired to fair value this period (1)	—	—
Impairments recognized this period on securities not previously impaired	—	(42)
Additional impairments this period on securities previously impaired	—	—
Increases due to passage of time on previously recorded credit losses	—	—
Accretion of previously recognized impairments due to increases in expected cash flows	—	—
Balance at December 31,	$(21)	$(58)
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
Changes in net unrealized investment gains (losses) recognized in AOCI include reclassification adjustments to reflect amounts realized in Net income (loss) for the current period that had been part of OCI in earlier periods. The tables that follow below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI:

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Unrealized Gains (Losses) on Available-for-Sale Fixed Maturities

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2019	$(522)	$100	$(73)	$104	$(391)
Net investment gains (losses) arising during the period	4,188	—	—	—	4,188
Reclassification adjustment:
Included in Net income (loss)	(213)	—	—	—	(213)
Excluded from Net income (loss) (1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(999)	—	—	(999)
Deferred income taxes	—	—	—	(601)	(601)
Policyholders’ liabilities	—	—	(116)	—	(116)
Net unrealized investment gains (losses) excluding OTTI losses	3,453	(899)	(189)	(497)	1,868
Net unrealized investment gains (losses) with OTTI losses	—	—	—	—	—
Balance, December 31, 2019	$3,453	$(899)	$(189)	$(497)	$1,868

Balance, January 1, 2018	$1,871	$(358)	$(238)	$(397)	$878
Net investment gains (losses) arising during the period	(2,470)	—	—	—	(2,470)
Reclassification adjustment:
Included in Net income (loss)	77	—	—	—	77
Excluded from Net income (loss) (1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	458	—	—	458
Deferred income taxes (2)	—	—	—	501	501
Policyholders’ liabilities	—	—	165	—	165
Net unrealized investment gains (losses) excluding OTTI losses	(522)	100	(73)	104	(391)
Net unrealized investment gains (losses) with OTTI losses	—	—	—	—	—
Balance, December 31, 2018	$(522)	$100	$(73)	$104	$(391)
______________

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in Net income (loss) for securities with no prior OTTI loss.

(2)	Includes a $113 million benefit from the impact of adoption of ASU 2018-02.
The following tables disclose the fair values and gross unrealized losses of the 413 securities at December 31, 2019 and the 1,700 securities at December 31, 2018 that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Continuous Gross Unrealized Losses for Available-for-Sale Fixed Maturities

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
December 31, 2019 (1):
Fixed Maturities:
Corporate	$2,773	$42	$373	$20	$3,146	$62
U.S. Treasury, government and agency	4,309	305	2	—	4,311	305
States and political subdivisions	112	3	—	—	112	3
Foreign governments	11	—	47	5	58	5
Asset-backed	319	1	201	2	520	3
Redeemable preferred stock	29	—	49	5	78	5
Total at December 31, 2019	$7,553	$351	$672	$32	$8,225	$383

December 31, 2018:
Fixed Maturities:
Corporate	$8,964	$313	$8,244	$487	$17,208	$800
U.S. Treasury, government and agency	1,077	53	4,306	417	5,383	470
States and political subdivisions	—	—	19	1	19	1
Foreign governments	109	3	76	10	185	13
Residential mortgage-backed	—	—	29	1	29	1
Asset-backed	563	11	13	1	576	12
Redeemable preferred stock	165	13	33	5	198	18
Total at December 31, 2018	$10,878	$393	$12,720	$922	$23,598	$1,315
______________

(1)	Excludes amounts reclassified as Held-for-Sale.
The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.6% of total corporate securities. The largest exposures to a single issuer of corporate securities held at December 31, 2019 and December 31, 2018 were $309 million and $226 million, respectively, representing 2.0% and 1.5% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the National Association of Insurance Commissioners (“NAIC”) designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). At December 31, 2019 and December 31, 2018, respectively, approximately $1.4 billion and $1.3 billion, or 2.3% and 2.7%, of the $62.9 billion and $46.8 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $21 million and $31 million at December 31, 2019 and December 31, 2018, respectively.
At December 31, 2019 and December 31, 2018, respectively, the $32 million and $922 million of gross unrealized losses of twelve months or more were concentrated in corporate and U.S. Treasury, government and agency securities. In accordance with the policy described in Note 2, the Company concluded that an adjustment to income for OTTI for these securities was not warranted at either December 31, 2019 or December 31, 2018. At December 31, 2019 and December 31, 2018, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2019 and December 31, 2018, respectively, the fair value of the Company’s trading account securities was $7.0 billion and $16.0 billion. At December 31, 2019 and December 31, 2018, respectively, trading account securities included the General Account’s investment in Separate Accounts which had carrying values of $58 million and $49 million.
Mortgage Loans
The payment terms of mortgage loans may from time to time be restructured or modified.
At December 31, 2019 and 2018, the carrying values of problem commercial mortgage loans on real estate that had been classified as non-accrual loans were $0 million and $19 million, respectively.
Allowances for credit losses for commercial mortgage loans were $0 million and $7 million for the years ended December 31, 2019 and 2018, respectively. There were no allowances for credit losses for agricultural mortgage loans in 2019 and 2018.
The following tables provide information relating to the loan-to-value and debt service coverage ratios for commercial and agricultural mortgage loans at December 31, 2019 and 2018. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.
Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

	Debt Service Coverage Ratio (1)						Total Mortgage Loans
Loan-to-Value Ratio (2):	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x
	(in millions)
December 31, 2019:
Commercial Mortgage Loans:
0% - 50%	$903	$38	$214	$25	$—	$—	$1,180
50% - 70%	4,097	1,195	1,118	795	242	—	7,447
70% - 90%	251	98	214	154	46	—	763
90% plus	—	—	—	—	—	—	—
Total Commercial Mortgage Loans	$5,251	$1,331	$1,546	$974	$288	$—	$9,390
Agricultural Mortgage Loans:
0% - 50%	$322	$104	$241	$545	$321	$50	$1,583
50% - 70%	82	87	236	426	251	33	1,115
70% - 90%	—	—	—	19	—	—	19
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$404	$191	$477	$990	$572	$83	$2,717
Total Mortgage Loans:
0% - 50%	$1,225	$142	$455	$570	$321	$50	$2,763
50% - 70%	4,179	1,282	1,354	1,221	493	33	8,562
70% - 90%	251	98	214	173	46	—	782
90% plus	—	—	—	—	—	—	—
Total Mortgage Loans	$5,655	$1,522	$2,023	$1,964	$860	$83	$12,107

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Debt Service Coverage Ratio (1)						Total Mortgage Loans
Loan-to-Value Ratio (2):	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x
	(in millions)
December 31, 2018:
Commercial Mortgage Loans:
0% - 50%	$797	$21	$247	$24	$—	$—	$1,089
50% - 70%	4,908	656	1,146	325	151	—	7,186
70% - 90%	260	—	117	370	98	—	845
90% plus	—	—	—	27	—	—	27
Total Commercial Mortgage Loans	$5,965	$677	$1,510	$746	$249	$—	$9,147
Agricultural Mortgage Loans:
0% - 50%	$282	$147	$267	$543	$321	$51	$1,611
50% - 70%	112	46	246	379	224	31	1,038
70% - 90%	—	—	—	19	27	—	46
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$394	$193	$513	$941	$572	$82	$2,695
Total Mortgage Loans:
0% - 50%	$1,079	$168	$514	$567	$321	$51	$2,700
50% - 70%	5,020	702	1,392	704	375	31	8,224
70% - 90%	260	—	117	389	125	—	891
90% plus	—	—	—	27	—	—	27
Total Mortgage Loans	$6,359	$870	$2,023	$1,687	$821	$82	$11,842
______________

(1)	The debt service coverage ratio is calculated using the most recently reported operating income results from property operations divided by annual debt service.

(2)	The loan-to-value ratio is derived from current loan balance divided by the most recent fair value estimate of the property. The fair value of the underlying commercial properties is updated annually.
The following table provides information relating to the aging analysis of past due mortgage loans at December 31, 2019 and 2018, respectively.
Age Analysis of Past Due Mortgage Loans

	30-59 Days	60-89 Days	90 Days or More	Total	Current	Total Financing Receivables	Recorded Investment 90 Days or More and Accruing
	(in millions)
December 31, 2019:
Commercial	$—	$—	$—	$—	$9,390	$9,390	$—
Agricultural	57	1	66	124	2,593	2,717	66
Total Mortgage Loans	$57	$1	$66	$124	$11,983	$12,107	$66

December 31, 2018:
Commercial	$—	$—	$27	$27	$9,120	$9,147	$—
Agricultural	18	8	42	68	2,627	2,695	40
Total Mortgage Loans	$18	$8	$69	$95	$11,747	$11,842	$40

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Investment Income (Loss)
The following table breaks out Net investment income (loss) by asset category:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Fixed maturities	$2,060	$1,725	$1,629
Mortgage loans on real estate	541	494	454
Real estate held for the production of income	(2)	(6)	2
Other equity investments	142	147	186
Policy loans	211	215	221
Trading securities	796	105	553
Other investment income	24	85	109
Gross investment income (loss)	3,772	2,765	3,154
Investment expenses	(73)	(72)	(72)
Net investment income (loss)	$3,699	$2,693	$3,082
Net unrealized and realized gains (losses) on trading account equity securities are included in Net investment income (loss) in the Consolidated Statements of Income (Loss). The table below shows a breakdown of Net investment income (loss) from trading account securities during the years ended December 31, 2019, 2018 and 2017:
Net Investment Income (Loss) from Trading Securities

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$487	$(223)	$247
Net investment gains (losses) recognized on securities sold during the period	15	(14)	19
Unrealized and realized gains (losses) on trading securities	502	(237)	266
Interest and dividend income from trading securities	294	342	287
Net investment income (loss) from trading securities	$796	$105	$553
Investment Gains (Losses), Net
Investment gains (losses), net including changes in the valuation allowances and OTTI are as follows:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Fixed maturities	$205	$(75)	$(194)
Mortgage loans on real estate	(1)	—	2
Real estate held for the production of income	2	—	—
Other equity investments	—	—	2
Other	(133)	(11)	(1)
Investment gains (losses), net	$73	$(86)	$(191)
For the years ended December 31, 2019, 2018, and 2017, respectively, investment results passed through to certain participating group annuity contracts as Interest credited to policyholders’ account balances totaled $2 million, $3 million and $3 million.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
For GMxB features, the Company retains certain risks including basis, credit spread and some volatility risk and risk associated with actual versus expected actuarial assumptions for mortality, lapse and surrender, withdrawal and policyholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMxB features that result from financial markets movements. A portion of exposure to realized equity volatility is hedged using equity options and variance swaps and a portion of exposure to credit risk is hedged using total return swaps on fixed income indices. Additionally, the Company is party to total return swaps for which the reference U.S. Treasury securities are contemporaneously purchased from the market and sold to the swap counterparty. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, the Company derecognizes these securities with consequent gain or loss from the sale. The Company has also purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company. This reinsurance of the GMIB features is accounted for as a derivative.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Derivatives Used to Hedge Universal Life Products with Secondary Guarantee Policy
The Company implemented a hedge program using fixed income total return swaps to mitigate the interest rate exposure in ULSG statutory liability.
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
To date, there have been no events of default or circumstances indicative of a deterioration in the credit quality of the named referenced entities to require or suggest that the Company will have to perform under these CDSs. The maximum potential amount of future payments the Company could be required to make under these credit derivatives is limited to the par value of the referenced securities which is the dollar or euro-equivalent of the derivative’s notional amount. The Standard North American CDS Contract (“SNAC”) or Standard European Corporate Contract (“STEC”) under which the Company executes these CDS sales transactions does not contain recourse provisions for recovery of amounts paid under the credit derivative.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments by Category

	At December 31, 2019
		Fair Value		Gains (Losses) Reported in Net Income (Loss) Year Ended December 31, 2019
	Notional Amount	Asset Derivatives	Liability Derivatives
	(in millions)
Freestanding Derivatives (1) (2):
Equity contracts:
Futures	$4,257	$1	$1	$(1,311)
Swaps	17,156	9	281	(2,426)
Options	47,861	5,098	1,752	2,229
Interest rate contracts:
Swaps	23,793	468	526	2,037
Futures	20,901	—	—	145
Swaptions	3,201	16	—	(35)
Credit contracts:
Credit default swaps	1,400	21	6	9
Other freestanding contracts:
Foreign currency contracts	559	12	9	(9)
Margin	—	155	—	—
Collateral	—	74	3,016	—

Embedded Derivatives (2):
GMIB reinsurance contracts		2,139	—	435
GMxB derivative features liability (3)	—	—	8,432	(2,432)
SCS, SIO, MSO and IUL indexed features (4)	—	—	3,268	(2,642)
Net derivative gains (losses)				(4,000)
Total	$119,128	$7,993	$17,291	$(4,000)
______________

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).

(3)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(4)	SCS, SIO, MSO and IUL indexed features are reported in Policyholders’ account balances in the consolidated balance sheets.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments by Category

	At December 31, 2018
		Fair Value		Gains (Losses) Reported in Net Income (Loss) Year Ended December 31, 2018
	Notional Amount	Asset Derivatives	Liability Derivatives
	(in millions)
Freestanding Derivatives (1) (2):
Equity contracts:
Futures	$11,143	$2	$3	$541
Swaps	7,796	143	168	715
Options	21,821	2,133	1,164	(899)
Interest rate contracts:
Swaps	27,116	634	196	(656)
Futures	11,792	—	—	112
Credit contracts:
Credit default swaps	1,376	20	3	(2)
Other freestanding contracts:
Foreign currency contracts	2,184	35	22	6
Margin	—	18	5	—
Collateral	—	8	1,581	—

Embedded Derivatives (2):
GMIB reinsurance contracts	—	1,732	—	(162)
GMxB derivative features liability (3)	—	—	5,614	(775)
SCS, SIO, MSO and IUL indexed features (4)	—	—	715	889
Net derivative gains (losses)				(231)
Cross currency swaps (5) (6)	—	—	—	9
Total	$83,228	$4,725	$9,471	$(222)
______________

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).

(3)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(4)	SCS, SIO, MSO and IUL indexed features are reported in Policyholders’ account balances in the consolidated balance sheets.

(5)	Reported in Other assets or Other liabilities in the consolidated balance sheets.

(6)	Reported in Other income in the consolidated statements of income (loss).
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts at December 31, 2019 are exchange-traded and net settled daily in cash. At December 31, 2019, the Company had open exchange-traded futures positions on: (i) the S&P 500, Russell 2000 and Emerging Market indices, having initial margin requirements of $252 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $166 million and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and European, Australasia, and Far East (“EAFE”) indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $60 million.
Collateral Arrangements
The Company generally has executed a Credit Support Annex (“CSA”) under the International Swaps and Derivatives Association Master Agreement (“ISDA Master Agreement”) it maintains with each of its over-the-counter (“OTC”) derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

an ISDA Master Agreement and related CSA have been executed. At December 31, 2019 and 2018, respectively, the Company held $3.0 billion and $1.6 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in Other invested assets. The Company posted collateral of $74 million and $8 million at December 31, 2019 and 2018, respectively, in the normal operation of its collateral arrangements.
Securities Repurchase and Reverse Repurchase Transactions
Securities repurchase and reverse repurchase transactions are conducted by the Company under a standardized securities industry master agreement, amended to suit the requirements of each respective counterparty. The Company’s securities repurchase and reverse repurchase agreements are accounted for as secured borrowing or lending arrangements, respectively and are reported in the consolidated balance sheets on a gross basis. At December 31, 2019 and 2018, the balance outstanding under securities repurchase transactions was $0 million and $573 million, respectively. The Company utilized these repurchase and reverse repurchase agreements for asset liability and cash management purposes. For other instruments used for asset liability management purposes, see “Obligations under Funding Agreements” in Note 17 - Commitments and Contingent Liabilities.
The following table presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments at December 31, 2019:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
At December 31, 2019

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (3)	Net Amount
	(in millions)
Assets:
Total derivatives (1)	$5,852	$5,466	$386	$(77)	$309
Other financial instruments	2,367	—	2,367	—	2,367
Other invested assets	$8,219	$5,466	$2,753	$(77)	$2,676

Liabilities:
Total derivatives (2)	$5,512	$5,466	$46	$—	$46
Other financial liabilities	3,924	—	3,924	—	3,924
Other liabilities	$9,436	$5,466	$3,970	$—	$3,970
______________

(1)	Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.

(2)	Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.

(3)	Includes primarily financial instrument sent (held).
The Company had no Securities sold under agreement to repurchase at December 31, 2019.
The following table presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments at December 31, 2018:

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Offsetting of Financial Assets and Liabilities and Derivative Instruments
At December 31, 2018

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (6)	Net Amount
	(in millions)
Assets:
Total derivatives (1)	$2,993	$2,945	$48	$—	$48
Other financial instruments	1,989	—	1,989	—	1,989
Other invested assets	$4,982	$2,945	$2,037	$—	$2,037

Liabilities:
Total derivatives (2)	$3,142	$2,945	$197	$—	$197
Other financial liabilities	3,163	—	3,163	—	3,163
Other liabilities	$6,305	$2,945	$3,360	$—	$3,360

Securities sold under agreement to repurchase (3) (4) (5)	$571	$—	$571	$(588)	$(17)
______________

(1)	Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.

(2)	Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.

(3)	Excludes expense of $2 million included in Securities sold under agreement to repurchase on the consolidated balance sheets.

(4)	U.S. Treasury and agency securities are in Fixed maturities available for sale on consolidated balance sheets.
(5)    Cash is included in Cash and cash equivalents on consolidated balance sheets.
(6)     Includes primarily financial instrument sent (held).
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
5)    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of purchase price over the estimated fair value of identifiable net assets acquired in a business combination. The Company tests goodwill for recoverability each annual reporting period at December 31 and at interim periods if facts or circumstances are indicative of potential impairment.
The carrying value of goodwill from the Company’s Investment Management reporting unit totaled $4.6 billion at both December 31, 2019 and 2018, resulting from its investment in AB as well as direct strategic acquisitions of AB, including its purchase of Sanford C. Bernstein, Inc.
For purpose of testing this goodwill for impairment, the Company applied a discounted cash flow valuation technique to measure the fair value of the reporting unit, sourcing the underlying cash flows and assumptions from AB’s current business plan projections and adjusting the result to reflect the noncontrolling interest in AB as well as incremental taxes at the Company level as related to the form and structure of its investment in AB. At December 31, 2019 and 2018, the Company’s annual testing resulted in no impairment of this goodwill, as the fair value of the reporting unit

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exceeded its carrying amount at each respective date. The Company had recognized an impairment loss of $369 million on goodwill during the first quarter of 2017 as a result of the adoption of new goodwill guidance on January 1, 2017 as further described in Note 2.
Other Intangible Assets
The Company’s intangible assets primarily relate to the Bernstein Acquisition and purchases of AB Units and reflect amounts assigned to acquired investment management contracts based on their estimated fair values at the time of acquisition, less accumulated amortization.
The gross carrying amount of AB-related intangible assets was $917 million at December 31, 2019 and $909 million at December 31, 2018, and the accumulated amortization of these intangible assets was $746 million and $702 million at December 31, 2019 and 2018, respectively. Amortization expense for AB-related intangible assets totaled $44 million, $43 million and $44 million for 2019, 2018 and 2017, respectively. Estimated annual amortization expense for each of the next five years is approximately $37 million, $21 million, $19 million, $17 million and $17 million, respectively.
On June 20, 2014, AB acquired an 81.7% ownership interest in CPH Capital Fondsmaeglerselskab A/S (“CPH”), a Danish asset management firm that manages global core equity assets for institutional investors. AB purchased additional shares of CPH, bringing its ownership interest to 100% as of December 31, 2019. The acquisitions described above did not have a significant impact on the Company’s consolidated revenues or net income. As a result, supplemental pro forma information has not been provided. Additional information regarding the contingent payment obligations associated with these and other acquisitions made by AB is included in Note 8, Fair Value Disclosures.
6)    CLOSED BLOCK
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
Summarized financial information for the Company’s Closed Block is as follows:

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2019	2018
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$6,478	$6,709
Policyholder dividend obligation	2	—
Other liabilities	38	47
Total Closed Block liabilities	6,518	6,756

Assets Designated to the Closed Block:
Fixed maturities available-for-sale, at fair value (amortized cost of $3,558 and $3,680)	3,754	3,672
Mortgage loans on real estate, net of valuation allowance of $- and $-	1,759	1,824
Policy loans	706	736
Cash and other invested assets	82	76
Other assets	145	179
Total assets designated to the Closed Block	6,446	6,487
Excess of Closed Block liabilities over assets designated to the Closed Block	72	269
Amounts included in Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of policyholders’ dividend obligation: $(2) and $0; and net of income tax: $41 and $0	164	8
Maximum future earnings to be recognized from closed block assets and liabilities	$236	$277

The Company’s Closed Block revenues and expenses were as follows:

	Years ended December 31,
	2019	2018	2017
	(in millions)
Revenues:
Premiums and other income	$182	$194	$224
Net investment income (loss)	278	291	314
Investment gains (losses), net	(1)	(3)	(20)
Total revenues	459	482	518

Benefits and Other Deductions:
Policyholders’ benefits and dividends	439	471	537
Other operating costs and expenses	2	3	2
Total benefits and other deductions	441	474	539
Net income (loss), before income taxes	18	8	(21)
Income tax (expense) benefit	(2)	(3)	(36)
Net income (loss)	$16	$5	$(57)
A reconciliation of the Company’s policyholder dividend obligation follows:

	December 31,
	2019	2018	2017
	(in millions)
Balance, beginning of year	$—	$19	$52
Unrealized investment gains (losses)	2	(19)	(33)
Balance, end of year	$2	$—	$19

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7)    DAC AND POLICYHOLDER BONUS INTEREST CREDITS
Changes in the deferred policy acquisition cost asset for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Balance, beginning of year	$6,745	$5,919	$6,049
Capitalization of commissions, sales and issue expenses	754	701	687
Amortization:
Impact of assumptions updates and model changes	46	286	112
All other	(625)	(619)	(615)
Total amortization	(579)	(333)	(503)
Change in unrealized investment gains and losses	(999)	458	(314)
Reclassified to Assets held-for-sale	(31)	—	—
Balance, end of year	$5,890	$6,745	$5,919
The deferred asset for policyholder bonus interest credits is reported in Other assets in the Consolidated balance sheets and changes in the deferred asset for policyholder bonus interest credits are reported in Interest credited to policyholders’ account balances. For the years ended December 31, 2019, 2018 and 2017 changes were as follows:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Balance, beginning of year	$426	$473	$504
Policyholder bonus interest credits deferred	—	4	7
Amortization charged to income	4	(51)	(38)
Balance, end of year	$430	$426	$473
8)    FAIR VALUE DISCLOSURES
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
Assets and liabilities measured at fair value on a recurring basis are summarized below. At December 31, 2019 and December 31, 2018, no assets were required to be measured at fair value on a non-recurring basis. Fair value measurements are required on a non-recurring basis for certain assets, including goodwill and mortgage loans on real estate, only when an impairment or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements at December 31, 2019 (1)

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments
Fixed maturities, available-for-sale:
Corporate (2)	$—	$46,942	$1,257	$48,199
U.S. Treasury, government and agency	—	15,394	—	15,394
States and political subdivisions	—	666	39	705
Foreign governments	—	492	—	492
Residential mortgage-backed (3)	—	191	—	191
Asset-backed (4)	—	749	100	849
Redeemable preferred stock	239	274	—	513
Total fixed maturities, available-for-sale	239	64,708	1,396	66,343
Other equity investments	13	—	97	110
Trading securities	500	6,495	36	7,031
Other invested assets:
Short-term investments	—	490	—	490
Assets of consolidated VIEs/VOEs	132	457	17	606
Swaps	—	(327)	—	(327)
Credit default swaps	—	15	—	15
Options	—	3,346	—	3,346
Swaptions	—	16	—	16
Total other invested assets	132	3,997	17	4,146
Cash equivalents	3,497	—	—	3,497
Segregated securities	—	1,095	—	1,095
GMIB reinsurance contracts asset	—	—	2,139	2,139
Separate Accounts assets (5)	123,432	2,892	—	126,324
Total Assets	$127,813	$79,187	$3,685	$210,685
Liabilities
GMxB derivative features’ liability	$—	$—	$8,432	$8,432
SCS, SIO, MSO and IUL indexed features’ liability	—	3,268	—	3,268
Liabilities of consolidated VIEs and VOEs	1	9	—	10
Contingent payment arrangements	—	—	23	23
Total Liabilities	$1	$3,277	$8,455	$11,733
______________

(1)	Excludes amounts reclassified as Held-for-Sale.

(2)	Corporate fixed maturities includes both public and private issues.

(3)	Includes publicly traded agency pass-through securities and collateralized obligations.

(4)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

(5)
Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate and commercial mortgages. At December 31, 2019 the fair value of such investments was $356 million.

Fair Value Measurements at December 31, 2018

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments
Fixed maturities, available-for-sale:
Corporate (1)	$—	$28,992	$1,186	$30,178
U.S. Treasury, government and agency	—	13,829	—	13,829

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Level 1	Level 2	Level 3	Total
	(in millions)
States and political subdivisions	—	422	39	461
Foreign governments	—	530	—	530
Residential mortgage-backed (2)	—	234	—	234
Asset-backed (3)	—	82	519	601
Redeemable preferred stock	167	279	—	446
Total fixed maturities, available-for-sale	167	44,368	1,744	46,279
Other equity investments	11	—	74	85
Trading securities	446	15,507	64	16,017
Other invested assets
Short-term investments	—	515	—	515
Assets of consolidated VIEs/VOEs	92	259	27	378
Swaps	—	426	—	426
Credit default swaps	—	17	—	17
Futures	(1)	—	—	(1)
Options	—	968	—	968
Total other invested assets	91	2,185	27	2,303
Cash equivalents	3,482	—	—	3,482
Segregated securities	—	1,170	—	1,170
GMIB reinsurance contracts asset	—	—	1,732	1,732
Separate Accounts assets (4)	106,994	2,747	21	109,762
Total Assets	$111,191	$65,977	$3,662	$180,830

Liabilities
GMxB derivative features’ liability	$—	$—	$5,614	$5,614
SCS, SIO, MSO and IUL indexed features’ liability	—	715	—	715
Liabilities of consolidated VIEs and VOEs	—	7	—	7
Contingent payment arrangements	—	—	7	7
Total Liabilities	$—	$722	$5,621	$6,343
______________

(1)	Corporate fixed maturities includes both public and private issues.

(2)	Includes publicly traded agency pass-through securities and collateralized obligations.

(3)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

(4)
Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate and commercial mortgages. At December 31, 2018 the fair value of such investments was $353 million.

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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Certain Company products, such as the SCS and EQUI-VEST variable annuity products, IUL and the MSO fund available in some life contracts offer investment options which permit the contract owner to participate in the performance of an index, ETF or commodity price. These investment options, which depending on the product and on the index selected can currently have one, three, five or six year terms, provide for participation in the performance of specified indices, ETF or commodity price movement up to a segment-specific declared maximum rate. Under certain conditions that vary by product, e.g., holding these segments for the full term, these segments also shield policyholders from some or all negative investment performance associated with these indices, ETF or commodity prices. These investment options have defined formulaic liability amounts, and the current values of the option component of these segment reserves are accounted for as Level 2 embedded derivatives. The fair values of these embedded derivatives are based on data obtained from independent valuation service providers.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $110 million and $112 million at December 31, 2019 and 2018, respectively, to recognize incremental counterparty non-performance risk and reduced the fair value of its GMIB reinsurance contract liabilities by $25 million and $41 million at December 31, 2019 and 2018, respectively, to recognize its own incremental non-performance risk.
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
In 2019, AFS fixed maturities with fair values of $540 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $14 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 3.7% of total equity at December 31, 2019.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below present reconciliations for all Level 3 assets and liabilities at December 31, 2019, 2018 and 2017 respectively:
Level 3 Instruments - Fair Value Measurements

	Corporate	State and Political Subdivisions	Commercial Mortgage- backed	Asset- backed	Redeemable Preferred Stock
	(in millions)
Balance, January 1, 2019	$1,186	$39	$—	$519	$—
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	4	—	—	—	—
Investment gains (losses), net	—	1	—	—	—
Subtotal	4	1	—	—
Other comprehensive income (loss)	5	2	—	1	—
Purchases	274	—	—	100	—
Sales	(122)	(3)	—	(84)	—
Transfers into Level 3 (1)	14	—	—	—	—
Transfers out of Level 3 (1)	(104)	—	—	(436)	—
Balance, December 31, 2019	$1,257	$39	$—	$100	$—

Balance, January 1, 2018	$1,150	$40	$—	$541	$1
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	8	—	—	—	—
Investment gains (losses), net	(9)	—	—	—	—
Subtotal	(1)	—	—	—
Other comprehensive income (loss)	(21)	(1)	—	(9)	—
Purchases	334	—	—	17	—
Sales	(337)	(1)	—	(30)	(1)
Transfers into Level 3 (1)	89	1	—	—	—
Transfers out of Level 3 (1)	(28)	—	—	—	—
Balance, December 31, 2018	$1,186	$39	$—	$519	$—

Balance, January 1, 2017	$857	$42	$373	$120	$1
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	4	—	(2)	—	—
Investment gains (losses), net	1	—	(95)	15	—
Subtotal	5	—	(97)	15
Other comprehensive income (loss)	4	(1)	78	(7)	—
Purchases	615	—	—	434	—
Sales	(333)	(1)	(354)	(21)	—
Transfers into Level 3 (1)	7	—	—	—	—
Transfers out of Level 3 (1)	(5)	—	—	—	—
Balance, December 31, 2017	$1,150	$40	$—	$541	$1
_____________

(1)	Transfers into/out of the Level 3 classification are reflected at beginning of period fair values.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Other Equity Investments	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability	Contingent Payment Arrangement
	(in millions)
Balance, January 1, 2019	$165	$1,732	$21	$(5,614)	$(7)
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Investment gains (losses), net	4	—	—	—	—
Net derivative gains (losses), excluding non-performance risk	—	412	—	(3,240)	—
Non-performance risk (1)	—	23	—	808	—
Subtotal	4	435	—	(2,432)	—
Other comprehensive income (loss)	24	—	—	—	—
Purchases (2)	14	44	—	(427)	(17)
Sales (3)	(16)	(72)	(1)	41	—
Settlements (4)	—	—	(2)	—	1
Change in estimate	—	—	—	—	3
Activity related to consolidated VIEs/VOEs	(3)	—	—	—	(3)
Transfers into Level 3 (5)	—	—	—	—	—
Transfers out of Level 3 (5)	(38)	—	(18)	—	—
Balance, December 31, 2019	$150	$2,139	$—	$(8,432)	$(23)

Balance, January 1, 2018	$99	$1,894	$22	$(4,451)	$(15)
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Investment gains (losses), net	(3)	—	—	—	—
Net derivative gains (losses), excluding non-performance risk	—	(131)	—	(1,272)	—
Non-performance risk (1)	—	(33)	—	497	—
Subtotal	(3)	(164)	—	(775)	—
Other comprehensive income(loss)	15	—	—	—	—
Purchases (2)	62	46	5	(412)	—
Sales (3)	(3)	(44)	(1)	24	—
Settlements (4)	—	—	(5)	—	6
Change in estimate	—	—	—	—	2
Activity related to consolidated VIEs/VOEs	(6)	—	—	—	—
Transfers into Level 3 (5)	6	—	—	—	—
Transfers out of Level 3 (5)	(5)	—	—	—	—
Balance, December 31, 2018	$165	$1,732	$21	$(5,614)	$(7)

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Other Equity Investments	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability	Contingent Payment Arrangement
	(in millions)
Balance, January 1, 2017	$88	$1,735	$17	$(5,731)	$(25)
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	—	—	—	—	—
Investment gains (losses), net	—	—	(1)	—	—
Net derivative gains (losses), excluding non-performance risk	—	171	—	1,809	—
Non-performance risk (1)	—	3	—	(157)	—
Subtotal	—	174	(1)	1,652	—
Other comprehensive income (loss)	14	—	—	—	—
Purchases (2)	22	48	12	(393)	—
Sales (3)	(3)	(63)	(2)	21	—
Settlements (4)	—	—	(4)	—	10
Activity related to consolidated VIEs/VOEs	(22)	—	—	—	—
Transfers into Level 3 (5)	—	—	—	—	—
Transfers out of Level 3 (5)	—	—	—	—	—
Balance, December 31, 2017	$99	$1,894	$22	$(4,451)	$(15)
______________

(1)	The Company’s non-performance risk is recorded through Net derivative gains (losses).

(2)	For the GMIB reinsurance contract asset, and GMxB derivative features liability, represents attributed fee.

(3)	For the GMIB reinsurance contract asset, represents recoveries from reinsurers and for GMxB derivative features liability represents benefits paid.

(4)	For contingent payment arrangements, it represents payments under the arrangement.

(5)	Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
The table below details changes in unrealized gains (losses) for 2019, 2018 and 2017 by category for Level 3 assets and liabilities still held at December 31, 2019, 2018 and 2017 respectively.
Change in Unrealized Gains (Losses) for Level 3 Instruments

	Earnings (Loss)
	Net Derivative Gains (Losses)	OCI
	(in millions)
Held at December 31, 2019:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale
Corporate	$—	$4
State and political subdivisions	—	3
Subtotal	—	7
GMIB reinsurance contracts	435	—
GMxB derivative features liability	(2,432)	—
Total	$(1,997)	$7

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Earnings (Loss)
	Net Derivative Gains (Losses)	OCI
	(in millions)
Held at December 31, 2018:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale
Corporate	$—	$(19)
State and political subdivisions	—	(1)
Asset-backed	—	(6)
Subtotal	—	(26)
GMIB reinsurance contracts	(164)	—
GMxB derivative features liability	(775)	—
Total	$(939)	$(26)

Held at December 31, 2017:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale
Corporate	$—	$5
State and political subdivisions	—	(1)
Asset-backed	—	1
Subtotal	—	5
GMIB reinsurance contracts	174	—
GMxB derivative features liability	1,652	—
Total	$1,826	$5

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities at December 31, 2019 and 2018, respectively.
Quantitative Information about Level 3 Fair Value Measurements at December 31, 2019

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$57	Matrix pricing model	Spread over Benchmark	65 - 580 bps	184 bps
	1,025	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	3.3x - 56.7x 3.9% - 16.5% 0.8x - 48.1x	14.3x 10.0% 10.7x
Other equity investments	36	Discounted cash flow	Earnings multiple Discount factor Discount years	8.0x 10.0% 11
GMIB reinsurance contract asset	2,139	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 61 - 115	55 - 109 bps 0.8% - 10% 0.0% - 8.0% 0.0% - 49.0% 9.0% - 30.0% 0.01% - 0.18% 0.07% - 0.54% 0.42% - 42.20%
Liabilities:
GMIBNLG	8,128	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 61 - 115	124 bps 0.8% - 19.9% 0.3% - 11.0% 0.0% - 100% 0.01% - 0.19% 0.06% - 0.53% 0.41% - 41.39%
Assumed GMIB Reinsurance Contracts	186	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates (Age 0 - 85) Withdrawal rates (Age 86+) Utilization rates Volatility rates - Equity	0.61% - 1.41% 1.1% - 11.1% 0.6% - 22.2% 1.1% - 100.0% 0.0% - 30.0% 9.0% - 30.0%
GWBL/GMWB	109	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	124.0 bps 0.8% - 10.0% 0.0% - 7.0% 100% after starting 9.0% - 30.0%
GIB	5	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	124.0 bps 1.2% - 19.9% 0.0% - 8.0% 0.0% - 100.0% 9.0% - 30.0%
GMAB	4	Discounted cash flow	Lapse rates Volatility rates - Equity	1.0% - 10.0% 9.0% - 30.0%
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
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$99	Matrix pricing model	Spread over benchmark	15 - 580 bps	109 bps
	881	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	4.1x - 37.8x 6.4% - 16.5% 1.8x - 18.0x	12.1x 10.7% 11.4x
Other equity investments	35	Discounted cash flow	Earnings multiple Discounts factor Discount years	9.4x 10.0% 12
GMIB reinsurance contract asset	1,732	Discounted Cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	74 - 159 bps 1% - 6.27% 0% - 8% 0% - 16% 10% - 34% 0.01% - 0.18% 0.07% - 0.54% 0.42% - 42.0%
Liabilities:
GMIBNLG	5,341	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	189 bps 0.8% - 26.2% 0.0% - 12.1% 0.0% - 100.0% 0.01% - 0.19% 0.06% - 0.53% 0.41% - 41.2%
Assumed GMIB Reinsurance Contracts	183	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates (Age 0 - 85) Withdrawal rates (Age 86+) Utilization rates Volatility rates - Equity	1.1% - 2.4% 1.1% - 11.2% 0.7% - 22.2% 1.3% - 100.0% 0.0% - 30.0% 10.0% - 34.0%
GWBL/GMWB	130	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	189 bps 0.5% - 5.7% 0.0% - 7.0% 100% after starting 10.0% - 34.0%
GIB	(48)	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	189 bps 0.5% - 5.7% 0.0% - 8.0% 0.0% - 16.0% 10.0% - 34.0%
GMAB	7	Discounted cash flow	Lapse rates Volatility rates - Equity	0.5% - 11.0% 10.0% - 34.0%
______________

(1)
Mortality rates vary by age and demographic characteristic such as gender. Mortality rate assumptions are based on a combination of company and industry experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuating the embedded derivatives.

Excluded from the tables above at December 31, 2019 and 2018, respectively, are approximately $428 million and $915 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above at December 31, 2019 and 2018, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. Included in the tables above at December 31, 2019 and 2018, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
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
Separate Accounts assets classified as Level 3 at December 31, 2018 of $21 million consist of asset back securities and CMO’s. These fair value measurements are determined using substantially the same valuation techniques as earlier described above for the Company’s General Account investments in these securities.
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
During 2019, AB recorded a $17 million contingent consideration payable for 2019 acquisition based on projected fee revenues over a five-year measurement period. The liability was valued using expected revenue growth rates ranging from 0.7% to 2.5% and a discount rate of 10.4%, reflecting a 3.5% risk-free rate, based on AB’s cost of debt, and a 6.9% market price of risk adjustment rate. Additionally, AB recorded a $3 million change in estimate for the

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contingent consideration payable relating to our 2016 acquisition. The liability relating to AB’s 2016 acquisition was valued using a revised revenue growth rate of 50.0% over the remaining measurement periods and a 3.0% discount rate.
During 2018, AB amended the contingent payment relating to 2016 acquisition by modifying the earnout structure and extending it one year. As part of this amendment, AB recorded a change in estimate of $2 million related to the contingent consideration.
As of December 31, 2019 and 2018, acquisition-related contingent consideration liabilities were $23 million and $7 million, respectively.
Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts, limited partnerships accounted for under the equity method and pension and other postretirement obligations.
The carrying values and fair values at December 31, 2019 and 2018 for financial instruments not otherwise disclosed in Note 3 and Note 4 are presented in the table below.
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2019:
Mortgage loans on real estate	$12,107	$—	$—	$12,334	$12,334
Policy loans (1)	$3,735	$—	$—	$4,707	$4,707
Policyholders’ liabilities: Investment contracts (1)	$2,056	$—	$—	$2,167	$2,167
FHLBNY funding agreements	$6,909	$—	$6,957	$—	$6,957
Short-term and long-term debt	$4,111	$—	$4,476	$—	$4,476
Separate Accounts liabilities	$9,041	$—	$—	$9,041	$9,041

December 31, 2018:
Mortgage loans on real estate	$11,835	$—	$—	$11,494	$11,494
Policy loans	$3,779	$—	$—	$4,183	$4,183
Policyholders’ liabilities: Investment contracts	$2,127	$—	$—	$2,174	$2,174
FHLBNY funding agreements	$4,002	$—	$3,956	$—	$3,956
Short-term and long-term debt	$4,955	$—	$4,749	$—	$4,749
Separate Accounts liabilities	$7,406	$—	$—	$7,406	$7,406
______________

(1)	Excludes amounts reclassified as Held-for-Sale.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
9)    INSURANCE LIABILITIES
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
Liabilities for Variable Annuity Contracts with GMDB and GMIB Features without No-Lapse Guarantee Rider (“NLG”) Feature
The change in the liabilities for variable annuity contracts with GMDB and GMIB features and without no-NLG guarantee rider feature are summarized in the tables below. The amounts for the direct contracts (before reinsurance ceded) and assumed contracts are reflected in the consolidated balance sheets in Future policy benefits and other policyholders’ liabilities. The amounts for the ceded contracts are reflected in the consolidated balance sheets in Amounts due from reinsurers.
Change in Liability for Variable Annuity Contracts with GMDB and GMIB Features and
No NLG Feature
Years Ended December 31, 2019, 2018 and 2017

	GMDB			GMIB
	Direct	Assumed	Ceded	Direct	Assumed	Ceded
	(in millions)
Balance at January 1, 2017	$3,164	$121	$(90)	$3,802	$258	$(1,737)
Paid guarantee benefits	(354)	(21)	14	(151)	(59)	63
Other changes in reserve	1,249	(5)	(32)	1,101	(4)	(220)
Balance at December 31, 2017	4,059	95	(108)	4,752	195	(1,894)
Paid guarantee benefits	(393)	(24)	16	(153)	(12)	44
Other changes in reserve	993	11	(21)	(856)	1	118
Balance at December 31, 2018	4,659	82	(113)	3,743	184	(1,732)

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	GMDB			GMIB
	Direct	Assumed	Ceded	Direct	Assumed	Ceded
	(in millions)
Paid guarantee benefits	(438)	(21)	14	(256)	7	72
Other changes in reserve	563	15	(6)	1,204	(4)	(479)
Balance at December 31, 2019	$4,784	$76	$(105)	$4,691	$187	$(2,139)
Liabilities for Embedded and Freestanding Insurance Related Derivatives
The liability for the GMxB derivative features liability, the liability for SCS, SIO, MSO and IUL indexed features and the asset and liability for the GMIB reinsurance contracts are considered embedded or freestanding insurance derivatives and are reported at fair value. For the fair value of the assets and liabilities associated with these embedded or freestanding insurance derivatives, see Note 8.
Account Values and Net Amount at Risk
Account Values and Net Amount at Risk (“NAR”) for direct and assumed variable annuity contracts in force with GMDB and GMIB features as of December 31, 2019 are presented in the following tables by guarantee type. For contracts with the GMDB feature, the NAR in the event of death is the amount by which the GMDB feature exceeds the related Account Values. For contracts with the GMIB feature, the NAR in the event of annuitization is the amount by which the present value of the GMIB benefits exceed the related Account Values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB features may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive.
Direct Variable Annuity Contracts with GMDB and GMIB Features at December 31, 2019

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rate)
Variable annuity contracts with GMDB features
Account Values invested in:
General Account	$14,571	$92	$58	$175	$14,896
Separate Accounts	48,920	9,258	3,190	33,120	94,488
Total Account Values	$63,491	$9,350	$3,248	$33,295	$109,384

Net Amount at Risk, gross	$108	$36	$1,833	$17,729	$19,706
Net Amount at Risk, net of amounts reinsured	$108	$34	$1,280	$17,729	$19,151

Average attained age of policyholders (in years)	51.1	67.6	74.3	69.4	55.0
Percentage of policyholders over age 70	10.5%	45.6%	68.1%	50.7%	19.3%
Range of contractually specified interest rates	N.A.	N.A.	3% - 6%	3% - 6.5%	3% - 6.5%

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rate)
Variable annuity contracts with GMIB features
Account Values invested in:
General Account	$—	$—	$19	$226	$245
Separate Accounts	—	—	23,572	35,776	59,348
Total Account Values	$—	$—	$23,591	$36,002	$59,593

Net Amount at Risk, gross	$—	$—	$857	$9,344	$10,201
Net Amount at Risk, net of amounts reinsured	$—	$—	$270	$8,482	$8,752

Average attained age of policyholders (in years)	N.A.	N.A.	68.8	69.5	69.4
Weighted average years remaining until annuitization	N.A.	N.A.	1.6	0.3	0.4
Range of contractually specified interest rates	N.A.	N.A.	3% - 6%	3% - 6.5%	3% - 6.5%

Assumed Variable Annuity Contracts with GMDB and GMIB Features
December 31, 2019

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rates)
Variable annuity contracts with GMDB features
Reinsured Account Values	$931	$5,278	$266	$1,155	$7,630
Net Amount at Risk assumed	$5	$237	$16	$152	$410

Average attained age of policyholders (in years)	68	73	77	75	73
Percentage of policyholders over age 70	44.8%	64.3%	79.8%	75.2%	64.1%
Range of contractually specified interest rates (1)	N/A	N/A	3%-10%	5%-10%	3%-10%

Variable annuity contracts with GMIB features
Reinsured Account Values	$900	$44	$239	$1,185	$2,368
Net Amount at Risk assumed	$1	$—	$30	$281	$312

Average attained age of policyholders (in years)	72	74	72	69	71
Percentage of policyholders over age 70	64.1%	62.1%	60.9%	52.8%	58.1%
Range of contractually specified interest rates	N/A	N/A	3.3%-6.5%	6%-6%	3.3%-6.5%
______________

(1)	In general, for policies with the highest contractual interest rate shown (10%), the rate applied only for the first 10 years after issue, which has now elapsed.
For more information about the reinsurance programs of the Company’s GMDB and GMIB exposure, see “Reinsurance” in Note 11.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Investment in Variable Insurance Trust Mutual Funds

	December 31,
	2019		2018
Mutual Fund Type	GMDB	GMIB	GMDB	GMIB
	(in millions)
Equity	$42,489	$17,941	$35,541	$15,759
Fixed income	5,263	2,699	5,173	2,812
Balanced	45,871	38,445	41,588	33,974
Other	865	263	852	290
Total	$94,488	$59,348	$83,154	$52,835
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
Variable and Interest-Sensitive Life Insurance Policies – NLG
The NLG feature contained in variable and interest-sensitive life insurance policies keeps them in force in situations where the policy value is not sufficient to cover monthly charges then due. The NLG remains in effect so long as the policy meets a contractually specified premium funding test and certain other requirements.
The change in the fair value of the NLG feature, reflected in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets, is summarized in the table below.

Direct Liability (1)
(in millions)
Balance at January 1, 2017	$1,311
Paid guarantee benefits	(24)
Other changes in reserves	(578)
Balance at December 31, 2017	709
Paid guarantee benefits	(23)
Other changes in reserves	126
Balance at December 31, 2018	812
Paid guarantee benefits	(20)
Other changes in reserves	128
Balance at December 31, 2019	$920
______________

(1)	There were no amounts of reinsurance ceded in any period presented.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10)    LEASES
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
Balance Sheet Classification of Operating Lease Assets and Liabilities

	Balance Sheet Line Item	December 31, 2019
		(in millions)
Assets:
Operating lease assets	Other Assets	$687
Liabilities:
Operating lease liabilities	Other Liabilities	$883
The table below summarizes the components of lease costs for the year ended December 31, 2019.
Lease Costs

Year Ended December 31, 2019
(in millions)
Operating lease cost	$186
Variable operating lease cost	50
Sublease income	(72)
Short-term lease expense	2
Net lease cost	$166

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease liabilities as of December 31, 2019 are as follows:
Maturities of Lease Liabilities

December 31, 2019
(in millions)
Operating Leases:
2020	$207
2021	198
2022	181
2023	164
2024	102
Thereafter	114
Total lease payments	966
Less: Interest	(83)
Present value of lease liabilities	$883

During April 2019, AB signed a lease, which commences in 2024, relating to approximately 190,000 square feet of space in New York City. The estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 20-year lease term is approximately $448 million.
During December 2018, Equitable Life entered into one additional operating real estate lease with an estimated total base rent of $11 million. This operating lease commenced in August 2019 with a lease term of 10 years.
During October 2018, AB signed a lease, which commences in mid-2020, relating to 218,976 square feet of space at AB’s new Nashville headquarters. The estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 15-year initial lease term is $134 million.
The below table presents the Company’s weighted-average remaining operating lease term and weighted-average discount rate.
Weighted Averages - Remaining Operating Lease Term and Discount Rate

December 31, 2019
Weighted-average remaining operating lease term	6 years
Weighted-average discount rate for operating leases	3.32%

Supplemental cash flow information related to leases was as follows:
Lease Liabilities Information

Year Ended December 31, 2019
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$222
Non-cash transactions:
Leased assets obtained in exchange for new operating lease liabilities	$50

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s future minimum lease obligation under ASC 840 as of December 31, 2018:

December 31, 2018
(in millions)
Calendar Year
2019	$212
2020	$186
2021	$181
2022	$166
2023	$155
Thereafter	$293
11)    REINSURANCE
The Company assumes and cedes reinsurance with other insurance companies. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Ceded reinsurance does not relieve the originating insurer of liability.
The following table summarizes the effect of reinsurance:

	Years Ended December 31,
	2019	2018	2017
		(in millions)
Direct premiums	$1,068	$1,012	$1,038
Reinsurance assumed	220	214	225
Reinsurance ceded	(141)	(132)	(139)
Premiums	$1,147	$1,094	$1,124

Direct charges and fee income	$4,157	$4,242	$4,074
Reinsurance ceded	(419)	(418)	(381)
Policy charges and fee income	$3,738	$3,824	$3,693

Direct policyholders’ benefits	$4,696	$3,269	$4,562
Reinsurance assumed	240	226	461
Reinsurance ceded	(566)	(580)	(657)
Policyholders’ benefits	$4,370	$2,915	$4,366

Direct Interest credited to policyholders’ account balances	$1,300	$1,140	$1,041
Reinsurance ceded	(59)	(50)	(46)
Interest credited to policyholders’ account balances	$1,241	$1,090	$995
Ceded Reinsurance
The Company reinsures most of its new variable life, UL and term life policies on an excess of retention basis. The Company generally retains on a per life basis up to $25 million for single lives and $30 million for joint lives with the excess 100% reinsured. The Company also reinsures risk on certain substandard underwriting risks and in certain other cases.
Effective February 1, 2018, Equitable Life entered into a coinsurance reinsurance agreement (the “Coinsurance Agreement”) to cede 90% of its single premium deferred annuities (“SPDA”) products issued between 1978-2001 and its Guaranteed Growth Annuity (“GGA”) single premium deferred annuity products issued between 2001-2014. As a result of this agreement, Equitable Life transferred securities with a market value of $604 million and cash of $31 million to equal the statutory reserves of approximately $635 million. As the risks transferred by Equitable Life to the

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reinsurer under the Coinsurance Agreement are not considered insurance risks and therefore do not qualify for reinsurance accounting, Equitable Life applied deposit accounting. Accordingly, Equitable Life recorded the transferred assets of $635 million as a deposit asset recorded in Other assets, net of the ceding commissions paid to the reinsurer.
At December 31, 2019 and 2018, the Company had reinsured with non-affiliates in the aggregate approximately 2.8% and 2.9%, respectively, of its current exposure to the GMDB obligation on annuity contracts in-force and, subject to certain maximum amounts or caps in any one period, approximately 14.2% and 15.5% of its current liability exposure, respectively, resulting from the GMIB feature. For additional information, see Note 9.
Based on management’s estimates of future contract cash flows and experience, the estimated net fair values of the ceded GMIB reinsurance contracts, considered derivatives, were $2.1 billion and $1.7 billion at December 31, 2019 and 2018, respectively. The estimated fair values increased $407 million and $159 million during 2019 and 2017, respectively, and decreased $162 million during 2018.
Third-party reinsurance recoverables related to insurance contracts amounted to $4.6 billion and $4.9 billion at December 31, 2019 and 2018, respectively. Additionally, $2.6 billion and $2.8 billion of the amounts due from reinsurers relates to two reinsurers, Zurich Insurance Company, Ltd. (AA- rating by S&P) and Protective Life Insurance Company (AA- rating by S&P).
At December 31, 2019 and 2018, amounts due to reinsurers were $1.4 billion and $1.4 billion, respectively. Included in this balance were policy loans ceded to RGA Reinsurance Company of $1.2 billion and $1.2 billion, respectively and policy loans ceded to Protective Life of $119 million and $125 million, respectively.
The Company cedes substantially all of its group health business to a third-party insurer. Insurance liabilities ceded totaled $57 million and $62 million at December 31, 2019 and 2018, respectively.
The Company also cedes a portion of its extended term insurance and paid-up life insurance and substantially all of its individual disability income business through various coinsurance agreements.
Assumed Reinsurance
In addition to the sale of insurance products, the Company currently assumes risk from professional reinsurers. The Company also has a run-off portfolio of assumed reinsurance liabilities at AXA Corporate Soluiions Life Reinsurance Company (“ACS Life”). The Company assumes accident, life, health, annuity (including products covering GMDB and GMIB benefits), aviation, special risk and space risks by participating in or reinsuring various reinsurance pools and arrangements. Reinsurance assumed reserves were $1.1 billion at December 31, 2019 and 2018 and included assumed GMIB reserves that had an estimated net fair value of $186 million and $183 million at December 31, 2019 and 2018, respectively.
For reinsurance agreements with affiliates, see “Related Party Transactions” in Note 13.
12)    SHORT-TERM AND LONG-TERM DEBT
Short-term and long-term debt consists of the following:

	As of December 31,
	2019	2018
	(in millions)
Short-term debt:
AB revolving credit facility	$—	$25
AB commercial paper	—	521
Total short-term debt	—	546

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2019	2018
	(in millions)
Long-term debt:
Senior Notes (5.0%, due 2048)	1,480	1,480
Senior Notes (4.35%, due 2028)	1,487	1,486
Senior Notes (3.9%, due 2023)	795	794
Delayed Draw Term Loan (one-month LIBOR + 1.125%, due 2021)	—	300
Senior Debentures, 7.0%, due 2028	349	349
Total long-term debt	4,111	4,409
Total short-term and long-term debt	$4,111	$4,955
As of December 31, 2019, the Company is in compliance with all debt covenants.
Short-term Debt
AB Commercial Paper
As of December 31, 2019, AB had no commercial paper outstanding. As of December 31, 2018, AB had $523 million, in commercial paper outstanding with a weighted average interest rate of approximately 2.7%. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper for the 317 days commercial paper was outstanding in 2019 was $439 million with a weighted average interest rate of 2.6%. Average daily borrowings for 2018 were $350 million with a weighted average interest rate of 2.0%.
AB Credit Facility
On December 1, 2016, AB entered into a $200 million, unsecured 364-day senior revolving credit facility (the “AB Credit Facility”) with a leading international bank and the other lending institutions that may be party thereto. On November 16, 2018, AB amended and restated the AB Credit Facility, extending the maturity date from November 28, 2018 to November 16, 2021. There were no other significant changes included in the amendment. The AB Credit Facility is available for AB’s and SCB LLC’s business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC’s operations. Both AB and SCB LLC can draw directly under the AB Credit Facility and management expects to draw on the AB Credit Facility from time to time. AB has agreed to guarantee the obligations of SCB LLC under the AB Credit Facility. The AB Credit Facility contains affirmative, negative and financial covenants which are identical to those of the AB Credit Facility described below. As of December 31, 2019, AB had no amounts outstanding under the AB Credit Facility. As of December 31, 2018, AB had $25 million outstanding under the AB Credit Facility with interest rates of 3.4%. Average daily borrowings for 2019 and 2018 were $24 million and $19 million, respectively, with weighted average interest rates of 3.2% and 2.8%, respectively.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term Debt
Holdings Senior Notes
On April 20, 2018, Holdings issued $800 million aggregate principal amount of 3.9% Senior Notes due 2023, $1.5 billion aggregate principal amount of 4.35% Senior Notes due 2028 and $1.5 billion aggregate principal amount of 5.0% Senior Notes due 2048 (together, the “Notes”). These amounts are recorded net of original issue discount and issuance costs. Under the Registration Rights Agreement associated with the Notes, Holdings agreed to use reasonable best efforts to cause a registration statement to be filed with the SEC that, upon effectiveness, would permit holders of the notes to exchange them for new notes containing identical terms except for the restrictions on transfer contained in the original notes. The offer to exchange the notes was completed on January 23, 2019. As of December 31, 2019 and 2018, these notes remain outstanding.
As of December 31, 2019 and 2018, Holdings had outstanding $349 million aggregate principal amount of 7.0% Senior Debentures due 2028 (the “Senior Debentures”). On October 1, 2018, AXA Financial merged with and into its direct parent, Holdings, with Holdings continuing as the surviving entity. As a result of the AXA Financial Merger, Holdings assumed AXA Financial’s obligations under the Senior Debentures.
The Notes and Senior Debentures contain customary affirmative and negative covenants, including a limitation on certain liens and a limit on the Company’s ability to consolidate, merge or sell or otherwise dispose of all or substantially all of its assets. The Notes and Senior Debentures also include customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding Notes and Senior Debentures may be accelerated. At December 31, 2019, the Company was not in breach of any of the covenants.
Credit Facilities
Holdings Three-Year Delayed Draw Term Loan
On May 4, 2018, Holdings borrowed $300 million under a $500 million three-year senior unsecured delayed draw term loan agreement and terminated the remaining $200 million capacity at the date of the IPO. As of December 31, 2019, there was no loan outstanding and as of December 31, 2018, $300 million was outstanding. Commitments were terminated in December 2019.
Holdings Revolving Credit Facility
In February 2018, Holdings entered into a $2.5 billion five-year senior unsecured revolving credit facility with a syndicate of banks. The revolving credit facility has a sub-limit of $1.5 billion for the issuance of letters of credit to support the life insurance business reinsured by EQ AZ Life Re and the third-party GMxB variable annuity business reinsured by CS Life RE Company (“CS Life RE”). At December 31, 2019, the Company had $125 million and $475 million of undrawn letters of credit issued out of the $1.5 billion sub-limit for ACS Life and Equitable Life, respectively, as beneficiaries. See Note 18 for additional information regarding statutory reserve credits for reinsurance treaties with intercompany reinsurers that hold assets in irrevocable trusts.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These facilities support the life insurance business reinsured by EQ AZ Life Re. As of December 31, 2019 and 2018, $1.9 billion of undrawn letters of credit were issued under these facilities. While the facilities with JP Morgan Chase Bank, N.A. and Citibank Europe PLC mature on February 16, 2023, the rest of the facilities mature on February 16, 2024.
AB Credit Facility
AB has an $800 million committed, unsecured senior revolving credit facility (the “AB Credit Facility”) with a group of commercial banks and other lenders which matures on September 27, 2023.
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
The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of December 31, 2019, AB was in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.
Amounts under the Credit Facility may be borrowed, repaid and re-borrowed by us from time to time until the maturity of the facility. Voluntary prepayments and commitment reductions requested by AB are permitted at any time without a fee (other than customary breakage costs relating to the prepayment of any drawn loans) upon proper notice and subject to a minimum dollar requirement. Borrowings under the AB Credit Facility bear interest at a rate per annum, which will be, at AB’s option, a rate equal to an applicable margin, which is subject to adjustment based on the credit ratings of AB, plus one of the following indices: London Interbank Offered Rate; a floating base rate; or the Federal Funds rate.
As of December 31, 2019 and 2018, AB had no amounts outstanding under the AB Credit Facility. During the years ended the December 31, 2019 and 2018, AB and SCB LLC did not draw upon the AB Credit Facility.
In addition, SCB LLC currently has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit borrowing up to an aggregate of approximately $175 million, with AB named as an additional borrower, while the other line has no stated limit. As of December 31, 2019 and 2018, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings of bank loans during 2019 and 2018 were $1.9 million and $2.7 million, respectively, with weighted average interest rates of approximately 1.9% and 1.6%, respectively.
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
On April 25, 2018, Equitable Life (as successor to AXA RE Arizona) canceled its $1.5 billion revolving credit facility with AXA.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13)    RELATED PARTY TRANSACTIONS
Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial or operating decisions. Since transactions with related parties may raise potential or actual conflicts of interest between the related party and the Company, Holdings has implemented a related party transaction policy that requires related party transactions to be reviewed and approved by its Audit Committee.
Following the decrease in AXA’s ownership interest in the Company from approximately 39% approximately 10% November 13, 2019 (the “November Offering”), AXA and its affiliates (collectively, “AXA Affiliates”) are no longer considered related parties of the Company. Transactions with AXA Affiliates continue to be reported as related party transactions for periods prior to the November Offering. See Note 1 for additional detail of AXA’s sales of EQH common stock. The Company also had entered into related party transactions with other related parties that are described herein.
Transactions with AXA and its Affiliates:
As former wholly-owned subsidiaries of AXA, Holdings and its subsidiaries have historically entered into various transactions with AXA Affiliates for services necessary to conduct its activities. Subsequent to the November Offering, certain of such services continued, as provided for under a Transitional Service Agreement (“TSA”) and other such agreements entered into in connection with the IPO.
General Services Agreements with AXA Affiliates
Prior to the IPO, Holdings entered into cost-sharing and general service agreements with various AXA Affiliates pursuant to which the parties provided general corporate services (IT, human resources, legal, finance, etc.) to each other.
Reinsurance Assumed from AXA Affiliates
Prior to 2019, AXA Global Life retroceded a quota share portion of certain life and health risks of various AXA Affiliates to Equitable Life and Equitable America on a one-year term basis. The agreement was closed effective December 31, 2018. Also, AXA Life Insurance Company Ltd. cedes a portion of its variable deferred annuity business to Equitable Life.
Premiums earned in 2019, 2018 and 2017 were $6 million, $8 million and $8 million, respectively. Claims and expenses paid in 2019, 2018 and 2017 were $1 million, $3 million and $2 million, respectively.
Reinsurance Ceded to AXA Affiliates
Equitable Life entered into a stop loss reinsurance agreement with AXA Global Life (“AGL”) to protect Equitable Life with respect to a deterioration in its claims experience following the occurrence of an extreme mortality event.
Equitable Life also accepts certain retrocession policies through reinsurance agreements with various reinsurers and retrocedes to AGL the excess of its first retention layer.
In addition, certain of the Company’s subsidiaries entered into a Life Catastrophe Excess of Loss Reinsurance Agreement (the “Excess of Loss Agreement”) with a number of subscribing reinsurers, which included AGL. AGL participated as a subscribing reinsurer with 5% of the pool, pro rata, across the upper and lower layers through the contract period ending March 31, 2018.
Premiums and expenses paid for the above agreements in 2019, 2018 and 2017 were $3 million, $4 million and $4 million, respectively.
On September 12, 2018 AXA Group acquired XL Catlin (“AXA XL Catlin”). The Company had previously ceded part of its disability income business to AXA XL Catlin. As of December 31, 2019 and 2018, loss reserves ceded to AXA XL Catlin were $104 million and $93 million, respectively.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments in Unconsolidated Equity Interests in AXA Affiliates
As December 31, 2019 and 2018, respectively, the Company held approximately $265 million and $296 million of invested assets in the form of equity interests issued in non-corporate legal entities that were determined by the Company to be VIEs, as further described in Note 2. These legal entities are related parties of Holdings. The Company reflects these equity interest in the consolidated Balance Sheets as Other equity investments. The net assets of these unconsolidated VIEs are approximately $10 billion and $10 billion at December 31, 2019 and 2018, respectively. The Company also has approximately $275 million and $304 million of unfunded commitments at December 31, 2019 and 2018, respectively with these legal entities.
In December 2017, AXA Tech, formerly a wholly-owned subsidiary of Holdings which merged into Holdings in November 2019, paid approximately $18 million to AXA US Holdings Inc., a U.S. subsidiary of AXA, which is not a subsidiary of Holdings, in exchange for AXA US Holdings Inc. assuming certain liabilities pertaining to its servicing of AXA companies within the United States and in Latin America valued at approximately $18 million, including costs and expenses associated with providing infrastructure services to AXA and its subsidiaries.
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
Disposition of Real Estate Joint Ventures
In March 2018, Equitable Life sold its interest in two consolidated real estate joint ventures to AXA France for a total purchase price of approximately $143 million.
Acquisition of Noncontrolling Interest of AXA Financial
In March 2018, AXA contributed the 0.5% noncontrolling interest in AXA Financial to Holdings, resulting in AXA Financial becoming a wholly-owned subsidiary of Holdings. The contribution is reflected as a $66 million capital contribution.
Acquisition of Additional AB Units
On April 23, 2018, Holdings purchased: (i) 100% of the shares of AXA-IM Holding U.S. Inc., which owned 42 million AB Units, for a purchase price of $1.1 billion; and (ii) 8 million AB Units held by Coliseum Re for $217 million. On December 20, 2018, Holdings purchased 255 thousand AB Holdings units from a former AB executive. As a result of these two transactions, Holdings ownership of AB increased to approximately 65%, Noncontrolling interest decreased by $29 million, Capital in excess of par increased by $17 million and taxes payable increased by $174 million.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Post-IPO Transactions with AXA Affiliates
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
In addition to the above, prior to 2019, AXA allocated a portion of its corporate overhead expenses to the Company. There were no expenses allocated to the Company in 2019. Expenses associated with overhead costs in 2018 and 2017 were $34 million and $35 million, respectively.
Termination of Trademark License Agreement
On May 4, 2018, AXA and Holdings entered into a Trademark License Agreement (the “TLA”) that replaced the existing sub-licensing agreement between AXA Financial and AXA (the “Former TLA”). Under the TLA, AXA granted the Company a limited license to use certain trademarks (the “Licensed Marks”), including the name “AXA” and domain names, in the United States and Canada (the “Territory”). Under the TLA, the Company was obligated to pay AXA consideration for the grant of the license based on the same formula that applied under the Former TLA which took into account the Company’s revenue (excluding certain items) and a notoriety index for the Licensed Marks in the Territory. On March 28, 2019, AXA terminated the TLA. Accordingly, the Company expects to rebrand and cease use, pursuant to the TLA, of the “AXA” brand, name and logo within 18 months of March 28, 2019 (subject to such extensions as permitted under the TLA).
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
On March 25, 2019, AXA completed a follow-on secondary offering of 46 million shares of common stock of Holdings and the sale to Holdings of 30 million shares of common stock of Holdings at a total cost of approximately $600 million.
On November 13, 2019, AXA completed another secondary offering of 144 million shares of common stock of Holdings and the sale to Holdings of 24 million shares of common stock of Holdings at a total cost of approximately $523 million.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Management and Administrative Services Provided by Equitable FMG to Related Trusts
Equitable FMG provides investment management and administrative services to EQAT, VIP Trust, 1290 Funds and the Other AXA Trusts, all of which are considered related parties. Investment management and service fees earned are calculated as a percentage of assets under management and are recorded as revenue as the related services are performed.
Investment Management and Related Services Provided by AB to Related Mutual Funds
AB provides investment management and related services to mutual funds sponsored by AB. Revenues earned by AB from providing these services were as follows:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Investment management and services fees	$1,276	$1,207	$1,148
Distribution revenues	441	404	398
Other revenues - shareholder servicing fees	75	74	73
Other revenues - other	7	7	7
Total	$1,799	$1,692	$1,626
Revenues and Expenses of AXA and AXA Affiliated Transactions
The table below summarizes the expenses reimbursed to/from the Company and the fees received/paid by the Company in connection with certain services described above for the years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Revenue received or accrued for:
Investment management and administrative services provided to EQAT, VIP Trust, 1290 Funds and Other AXA Trusts	$732	$727	$720
General services provided to AXA Affiliates	—	6	27
Total	$732	$733	$747

Expenses paid or accrued for:
General services provided by AXA Affiliates	$65	$146	$141
Investment management services provided by AXA IM, AXA REIM, and AXA Rosenberg	5	2	5
Investment management services provided by AXA Strategic Ventures Corporation (“ASV Corp”)	2	2	2
AXA Guarantees and AXA Credit Facility	—	1	9
Total	$72	$151	$157
Contribution to the Equitable Foundation
In November 2019, Equitable Life made a $25 million funding contribution to the Equitable Foundation. The Equitable Foundation is the philanthropic arm of Equitable Life.
14)    EMPLOYEE BENEFIT PLANS
As a result of the AXA Financial Merger, Holdings assumed all of AXA Financials’ liabilities, including its obligations under two assumption agreements pursuant to which it legally assumed primary liability for certain employee benefit plans of Equitable Life. Holdings also succeeded AXA Financial as the sponsor of the MONY Life Retirement Income Security Plan for Employees.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension Plans
Holdings and Equitable Life Retirement Plans
Equitable Life sponsors the AXA Equitable 401(k) Plan, a qualified defined contribution plan for eligible employees and financial professionals. The plan provides for a company contribution, a company matching contribution, and a discretionary profit-sharing contribution. Expenses associated with this 401(k) Plan were $55 million, $36 million and $28 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Holdings sponsors the MONY Life Retirement Income Security Plan for Employees and Equitable Life sponsors the AXA Equitable Retirement Plan (the “AXA Equitable Life QP”), both of which are frozen qualified defined benefit plans covering eligible employees and financial professionals. These pension plans are non-contributory, and their benefits are generally based on a cash balance formula and/or, for certain participants, years of service and average earnings over a specified period. Holdings and Equitable Life also sponsor certain nonqualified defined benefit plans, including the AXA Equitable Excess Retirement Plan, that provide retirement benefits in excess of the amount permitted under the tax law for the qualified plans. Holdings has assumed primary liability for both plans. Equitable Life remains secondarily liable for its obligations under the AXA Equitable Life QP and would recognize such liability in the event Holdings does not perform.
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
Holdings and Equitable Life use a December 31 measurement date for their pension plans.
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
Contributions and Funding Policy
The Company’s funding policy for its qualified pension plans is to satisfy its funding obligations each year in an amount not less than the minimum required by the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended by the Pension Protection Act of 2006 (the “Pension Act”), and not greater than the maximum the Company can deduct for federal income tax purposes. For 2019, no cash contributions were made by Holdings or Equitable Life to their respective qualified pension plans. Based on the funded status of the plans at December 31, 2018, AB contributed $4 million to the AB Plan during 2019. AB currently estimates that it will not contribute to the AB Plan during 2020. No minimum funding contributions under ERISA are required to be made to the Holdings and Equitable Life plans, and management does not expect to make any discretionary contributions to those plans during 2020.
Net Periodic Pension Expense
Components of net periodic pension expense for the Company’s qualified and non-qualified plans were as follows:

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Service cost	$8	$8	$10
Interest cost	104	103	105
Expected return on assets	(152)	(163)	(173)
Actuarial (gain) loss	1	1	1
Net amortization	94	98	126
Impact of settlement	—	109	—
Net periodic pension expense	$55	$156	$69
Changes in Projected Benefit Obligation (“PBO”)
Changes in the PBO of the Company’s qualified and non-qualified plans were comprised of:

	2019	2018
	(in millions)
Projected benefit obligation, beginning of year	$2,874	$3,455
Service cost	—	—
Interest cost	104	103
Actuarial (gains)/losses (1)	303	(204)
Benefits paid	(225)	(190)
Plan amendments and curtailments	—	—
Settlements	—	(290)
Projected benefit obligation, end of year	$3,056	$2,874
______________

(1)	Actuarial gains and losses are a product of changes in the discount rate as shown below.
The following table discloses the change in plan assets and the funded status of the Company’s qualified pension plans and non-qualified pension plans:

	2019	2018
	(in millions)
Pension plan assets at fair value, beginning of year	$2,341	$2,839
Actual return on plan assets	389	(53)
Contributions	4	5
Benefits paid	(183)	(184)
Annuity purchases	—	(266)
Pension plan assets at fair value, end of year	2,552	2,341
PBO	3,056	2,874
Excess of PBO over pension plan assets, end of year	$504	$533
Accrued pension costs of $504 million and $533 million at December 31, 2019 and 2018, respectively, were recognized in the accompanying consolidated balance sheets to reflect the unfunded status of these plans.

	As of December 31,
	2019	2018
	(in millions)
Projected benefit obligation	$3,056	$2,874
Accumulated benefit obligation	3,056	2,874
Fair value of plan assets	$2,552	$2,341

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized Net Actuarial (Gain) Loss
The following table discloses the amounts included in AOCI at December 31, 2019 and 2018 that have not yet been recognized as components of net periodic pension cost.

	As of December 31,
	2019	2018
	(in millions)
Unrecognized net actuarial (gain) loss	$976	$1,123
Unrecognized prior service cost (credit)	(1)	1
Unrecognized net transition obligation (asset)	1	—
Total	$976	$1,124
Pension Plan Assets
The fair values of qualified pension plan assets are measured and ascribed to levels within the fair value hierarchy in a manner consistent with the fair values of the Company’s invested assets that are measured at fair value on a recurring basis. See Note 8 for a description of the fair value hierarchy.
The following table discloses the allocation of the fair value of total qualified pension plan assets at December 31, 2019 and 2018:

	As of December 31,
	2019	2018
Fixed maturities	48.9%	50.3%
Equity securities	27.6	22.9
Equity real estate	15.9	17.7
Cash and short-term investments	2.8	3.4
Other	4.8	5.7
Total	100.0%	100.0%
Qualified pension plan assets are invested with the primary objective of return, giving consideration to prudent risk. Guidelines regarding the allocation of plan assets are established by the respective Investment Committees for the plans and are designed with a long-term investment horizon. At December 31, 2019, the qualified pension plans continued their investment allocation strategy to target a 50%- 50% mix of long-duration bonds and “return-seeking” assets, including public equities, real estate, hedge funds, and private equity.
The following tables disclose the fair values of qualified pension plan assets and their level of observability within the fair value hierarchy at December 31, 2019 and 2018, respectively.

	Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2019:
Fixed Maturities:
Corporate	$—	$708	$—	$708
U.S. Treasury, government and agency	—	508	—	508
States and political subdivisions	—	24	—	24
Foreign governments	—	2	—	2
Commercial mortgage-backed	—	—	1	1
Common equity, REITs and preferred equity	489	92	—	582
Mutual funds	54	—	—	54
Collective Trust	—	97	—	97
Cash and cash equivalents	23	—	—	23
Short-term investments	—	21	—	21

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Level 1	Level 2	Level 3	Total
	(in millions)
Total assets in the fair value hierarchy	567	1,453	1	2,020
Investments measured at Net Asset Value	—	—	—	540
Investments at fair value	$567	$1,453	$1	$2,560

December 31, 2018:
Fixed Maturities:
Corporate	$—	$677	$—	$677
U.S. Treasury, government and agency	—	467	—	467
States and political subdivisions	—	23	—	23
Foreign governments	—	2	—	2
Commercial mortgage-backed	—	—	1	1
Common and preferred equity	424	78	—	502
Mutual funds	53	—	—	53
Private real estate investment trusts	1	—	—	1
Cash and cash equivalents	34	—	—	34
Short-term investments	—	22	—	22
Total assets in the fair value hierarchy	512	1,269	1	1,782
Investments measured at Net Asset Value	—	—	—	559
Investments at fair value	$512	$1,269	$1	$2,341
The following table lists investments for which net asset value (“NAV”) is calculated; NAV is used as a practical expedient to determine the fair value of these investments at December 31, 2019 and 2018.
Practical Expedient Disclosure as of December 31, 2019 and 2018

Investment	Fair Value	Redemption Frequency (If currently eligible)	Redemption Notice Period	Unfunded Commitments
	(in millions)
December 31, 2019:
Private Equity Fund	$64	N/A (1)(2)	N/A	$28
Private Real Estate Investment Trust	396	Quarterly	One Quarter	—
Hedge Fund	80	Calendar Quarters (3)	Previous Quarter End	$3
Total (4)	$540

December 31, 2018:
Private Equity Fund	$64	N/A (1)(2)	N/A	$33
Private Real Estate Investment Trust	402	Quarterly	One Quarter	—
Hedge Fund	93	Calendar Quarters (3)	Previous Quarter End	$12
Total (4)	$559
_______________

(1)	Cannot sell or transfer ownership interest without prior written consent to transfer, and by meeting several criteria (e.g., does not adversely affect other investors).

(2)	Cannot sell interest in the vehicle without prior written consent of the managing member.

(3)	March, June, September and December.

(4)	Includes Equity method investments of $115 million and $128 million at December 31, 2019 and 2018, respectively.
The table below presents a reconciliation for all Level 3 fair values of qualified pension plan assets at December 31, 2019, 2018 and 2017, respectively:

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 3 Instruments
Fair Value Measurements

Fixed Maturities — Commercial Mortgage-Backed
(in millions)
Balance, January 1, 2019	$2
Actual return on plan assets — Sales/Settlements	(1)
Balance, December 31, 2019	$1

Balance, January 1, 2018	$3
Actual return on plan assets — Sales/Settlements	(1)
Balance, December 31, 2018	$2

Balance, January 1, 2017	$5
Actual return on plan assets — Sales/Settlements	(2)
Balance, December 31, 2017	$3
At December 31, 2019, assets classified as Level 1, Level 2 and Level 3 comprise approximately 22.1%, 56.7% and 0.0%, respectively, of qualified pension plan assets. At December 31, 2018, assets classified as Level 1, Level 2 and Level 3 comprised approximately 29.7%, 51.5% and 0.1%, respectively, of qualified pension plan assets. There are no significant concentrations of credit risk arising within or across categories of qualified pension plan assets.
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
Mortality
In October 2016, the Society of Actuaries (“SOA”) released MP-2016, its second annual update to the “gold standard” mortality projection scale issued by the SOA in 2014, reflecting three additional years of historical U.S. population historical mortality data (2012 through 2014). Similar to its predecessor (MP-2015), MP-2016 indicated that, while mortality data continued to show longer lives, longevity was increasing at a slower rate and lagging behind that previously suggested both by MP-2015 and MP-2014. The Company considered this new data as well as observations made from current practice regarding how to best estimate improved trends in life expectancies and concluded to continue using the RP-2000 base mortality table projected on a full generational basis with Scale BB mortality improvements for purposes of measuring and reporting its consolidated defined benefit plan obligations at December 31, 2019.
The following table discloses assumptions used to measure the Company’s pension benefit obligations and net periodic pension cost at and for the years ended December 31, 2019 and 2018.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2019	2018
Discount rates:
AXA Equitable Life QP	2.98%	4.07%
AXA Equitable Excess Retirement Plan	2.9%	4.01%
MONY Life Retirement Income Security Plan for Employees	3.19%	4.2%
AB Qualified Retirement Plan	4.4%	3.9%
Other defined benefit plans	2.58% — 3.07%	3.75% — 4.10%
Periodic cost	3.75% — 4.20%	3.00% — 3.50%
Cash balance interest crediting rate for pre-April 1, 2012 accruals	4.00%	4.00%
Cash balance interest crediting rate for post-April 1, 2012 accruals	2.50%	2.50%

Rates of compensation increase:
Benefit obligation	5.98%	5.99%
Periodic cost	6.38%	6.34%

Expected long-term rates of return on pension plan assets (periodic cost)	6.75%	6.75%
The expected long-term rate of return assumption on plan assets is based upon the target asset allocation of the plan portfolio and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class. Prior to 1987, participants’ benefits under the AXA Equitable Life QP were funded through the purchase of non-participating annuity contracts from Equitable Life. Benefit payments under these contracts were approximately $5 million and $6 million for 2019 and 2018, respectively.
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
For 2019 and 2018, post-retirement benefits payments were $33 million and $46 million, respectively, net of employee contributions.
The Company uses a December 31 measurement date for its post-retirement plans.
Components of Net Post-Retirement Benefits Costs

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Service cost	$1	$2	$2
Interest cost	18	16	16
Net amortization	6	9	6
Net Periodic Post-Retirement Benefits Costs	$25	$27	$24
Changes in the accumulated benefits obligation of the Company’s post-retirement plans recognized in the accompanying consolidated financial statements are described in the following table:

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Post-Retirement Benefits Obligation

	December 31,
	2019	2018
	(in millions)
Accumulated post-retirement benefits obligation, beginning of year	$483	$529	(1)
Service cost	1	2
Interest cost	18	16
Contributions and benefits paid	(34)	(46)
Actuarial (gains) losses	49	(18)
Accumulated post-retirement benefits obligation, end of year	$517	$483
_______________
(1) Amount previously reported was $537 million.
The post-retirement medical plan obligations of the Company are offset by an anticipated subsidy from Medicare Part D, which is assumed to increase with the healthcare cost trend.
Assumed Healthcare Cost Trend Rates used to Measure the Expected Cost of Benefits

	December 31,
	2019	2018
Following year	6.1%	10.2%
Ultimate rate to which cost increase is assumed to decline	4.0%	4.3%
Year in which the ultimate trend rate is reached	2092	2099
The following table discloses the amounts included in AOCI at December 31, 2019 and 2018 that have not yet been recognized as components of net periodic post-retirement benefits cost:

	December 31,
	2019	2018
	(in millions)
Unrecognized net actuarial (gains) losses	$158	$116
Unrecognized prior service (credit)	—	—
Total	$158	$116
The assumed discount rates for measuring the post-retirement benefit obligations at December 31, 2019 and 2018 were determined in substantially the same manner as described above for measuring the pension benefit obligations. The following table discloses the range of discrete single equivalent discount rates and related net periodic cost at and for the years ended December 31, 2019 and 2018.

	December 31,
	2019	2018
Discount rates:
Benefit obligation	2.29% — 3.16%	3.52% — 3.89%
Periodic cost	3.53% — 4.17%	3.00% — 3.50%
The Company provides post-employment medical and life insurance coverage for certain disabled former employees. The accrued liabilities for these post-employment benefits were $8 million and $10 million, respectively, at December 31, 2019 and 2018. Components of net post-employment benefits costs follow:

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Service cost	$1	$2	$2
Interest cost	—	—	—
Net amortization	—	(1)	(2)
Net (gain) loss	(1)	—	—
Net periodic post-employment benefits costs	$—	$1	$—
The following table provides an estimate of future benefits expected to be paid in each of the next five years, beginning January 1, 2020, and in the aggregate for the five years thereafter. These estimates are based on the same assumptions used to measure the respective benefit obligations at December 31, 2019 and include benefits attributable to estimated future employee service.

		Postretirement Benefits
			Health
Calendar Year	Pension Benefits	Life Insurance	Gross Estimate Payment	Estimated Medicare Part D Subsidy	Net Estimate Payment
	(in millions)
2020	$223	$25	$15	$2	$13
2021	$271	$24	$14	$2	$12
2022	$222	$24	$13	$2	$11
2023	$214	$24	$12	$2	$10
2024	$208	$24	$11	$2	$9
Years 2025 — 2030	$2,853	$523	$92	$4	$88
15)    SHARE-BASED COMPENSATION PROGRAMS
Compensation costs for 2019, 2018 and 2017 for share-based payment arrangements as further described herein are as follows:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Performance Shares	$29	$11	$45
Stock Options	4	2	1
AXA Shareplan	—	—	13
Restricted Stock Units	243	215	185
Other Compensation Plans (1)	—	—	3
Total Compensation Expenses	$276	$228	$247
_______________
(1) Includes stock appreciation rights and employee stock purchase plans.
Since 2018, Holdings has granted equity awards under the Equitable Holdings, Inc. 2018 Omnibus Incentive Plan (the “2018 Omnibus Plan”) and the Equitable Holdings, Inc. 2019 Omnibus Incentive Plan (the “2019 Omnibus Plan”) which were adopted by Holdings on April 25, 2018 and February 28, 2019 respectively. Awards under the 2018 and 2019 Omnibus Plans are linked to Holdings’ common stock. As of December 31, 2019, the common stock reserved and available for issuance under the 2018 and 2019 Omnibus Plans was 12.5 million shares. Holdings may issue new shares or use common stock held in Treasury for awards linked to Holdings’ common stock.
Retirement and Protection
Equity awards for R&P employees, financial professionals and directors in 2019 and 2018 were granted under the 2019 and 2018 Omnibus Plans with the exception of the Holdings restricted stock units (“Holdings RSUs”) granted to

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financial professionals in 2018. All grants discussed in this section will be settled in shares of Holdings’ common stock except for the RSUs granted to financial professionals in 2019 and 2018 which will be settled in cash.
For awards with graded vesting schedules and service-only vesting conditions, including Holdings RSUs and other forms of share-based payment awards, the Company applies a straight-line expense attribution policy for the recognition of compensation cost. Actual forfeitures with respect to the 2019 and 2018 grants were considered immaterial in the recognition of compensation cost.
Annual Awards Under 2019 and 2018 Equity Programs
Each year, the Compensation Committee of the Holdings’ Board of Directors approves an equity-based award program with awards under the program granted at its regularly scheduled meeting in February. Annual awards under Holdings’ 2019 and 2018 equity programs consisted of a mix of equity vehicles including Holdings restricted stock units (“RSUs”), Holdings stock options and Holdings performance shares. If Holdings pays any ordinary dividend in cash, all outstanding Holdings RSUs and performance shares will accrue dividend equivalents in the form of additional Holdings RSUs or performance shares to be settled or forfeited consistent with the terms of the related award.
Holdings RSUs
Holdings RSUs granted to R&P employees under the 2019 and 2018 equity programs vest ratably in equal annual installments over a three-year period. The fair value of the awards was measured using the closing price of the Holdings share on the grant date, and the resulting compensation expense will be recognized over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible, but not less than one year.
Cash-settled Holdings RSUs granted to eligible R&P financial professionals under the 2019 and 2018 equity programs vest ratably in equal installments over a three-year period. The cash payment for each RSU will equal the average closing price for a Holdings share on the NYSE over the 20 trading days immediately preceding the vesting date. These awards are liability-classified and require fair value remeasurement based upon the price of a Holdings share at the close of each reporting period.
Holdings Stock Options
Holdings stock options granted to R&P employees under the 2019 and 2018 equity programs have a three-year graded vesting schedule, with one-third vesting on each of the three anniversaries. The total grant date fair value of Holdings stock options will be charged to expense over the shorter of the vesting period or the period up to the date at which the participant becomes retirement eligible, but not less than one year.
Holdings Performance Shares
Holdings performance shares granted to R&P employees under the 2019 and 2018 equity programs are subject to performance conditions and a three-year cliff-vesting. The performance shares consist of two distinct tranches; one based on the Company’s return-on-equity targets (the “ROE Performance Shares”) and the other based on the Holdings’ relative total shareholder return targets (the “TSR Performance Shares”), each comprising approximately one-half of the award. Participants may receive from 0% to 200% of the unearned performance shares granted. The grant-date fair value of the ROE Performance Shares will be established once all applicable Non-GAAP ROE targets are determined and approved.
The grant-date fair value of the TSR Performance Shares was measured using a Monte Carlo approach. Under the Monte Carlo approach, stock returns were simulated for Holdings and the selected peer companies to estimate the payout percentages established by the conditions of the award. The aggregate grant-date fair value of the unearned TSR Performance Shares will be recognized as compensation expense over the shorter of the cliff-vesting period or the period up to the date at which the participant becomes retirement eligible, but not less than one year.
Director Awards
Holdings granted unrestricted Holdings shares to non-employee directors of Holdings, Equitable Life and Equitable America in 2019 and 2018. The fair value of these awards was measured using the closing price of Holdings shares on the grant date. These awards immediately vest and all compensation expense is recognized at the grant date.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

One-Time Awards Granted in 2018
Transaction Incentive Awards
On May 9, 2018, coincident with the IPO, Holdings granted one-time “Transaction Incentive Awards” to executive officers and certain other R&P employees in the form of 722 thousand Holdings RSUs. Fifty percent of the Holdings RSUs will vest based on service over a two-year period from the IPO date (the “Service Units”), and fifty percent will vest based on service and a market condition (the “Performance Units”). The market condition is based on share price growth of at least 130% or 150% within a two or five-year period, respectively. If the market condition is not achieved, 50% of the Performance Units may still vest based on five year of continued service and the remaining Performance Units will be forfeited.
The grant-date fair value of half of the Performance Units, was at the $20 IPO price for a Holdings share as employees are still able to vest in these awards even if the share price growth targets are not achieved. The resulting compensation expense is recognized over the five -year requisite service period. The grant-date fair value of $16.47 was used to value the remaining half of the Performance Units that are subject to risk of forfeiture for non-achievement of the Holdings share price conditions. The grant date fair value was measured using Monte Carlo simulation from which a five-year requisite service period was derived, representing the median of the distribution of stock price paths on which the market condition is satisfied.
Special IPO Grant
Also, on May 9, 2018, Holdings made a grant of 357 thousand Holdings RSUs to R&P employees and financial professionals, or 50 restricted stock units to each eligible individual, that cliff vested on November 9, 2018. The grant-date fair value of the award was measured using the $20 IPO price for a Holdings share and all compensation expense was recognized as of November 9, 2018.
Prior Equity Award Grants and Settlements
In 2017 and prior years, equity awards for employees, financial professional and directors in our retirement and protection (“R&P”) businesses were available under the umbrella of AXA’s global equity program. Accordingly, equity awards granted in 2017 and prior years were linked to AXA’s stock.
R&P employees were granted AXA ordinary share options each year under the AXA Stock Option Plan for AXA Financial Employees and Associates (the “Stock Option Plan”). There is no limitation in the Stock Option Plan on the number of shares that may be issued pursuant to option or other grants.
R&P employees were also granted AXA performance shares under the AXA International Performance Shares Plan established for each year (the “Performance Share Plan”) and R&P financial professionals were granted performance units under the AXA Advisors Performance Unit Plan established for each year.
The fair values of these prior awards are measured at the grant date by reference to the closing price of the AXA ordinary share, and the result, as adjusted for achievement of performance targets and pre-vesting forfeitures, generally is attributed over the shorter of the requisite service period, the performance period, if any, or to the date at which retirement eligibility is achieved and subsequent service no longer is required for continued vesting of the award. Remeasurements of fair value for subsequent price changes until settlement are made only for performance unit awards that are settled in cash. The fair value of performance units earned and reported in Other liabilities in the consolidated balance sheets at December 31, 2019 and 2018 was $43 million and $32 million, respectively.
2017 Performance Shares Grant
Under the terms of the 2017 Performance Share Plan, AXA awarded performance shares to R&P employees. The extent to which 2017-2019 cumulative performance targets measuring the performance of AXA and select businesses are achieved will determine the number of performance shares earned. For all R&P employees, the number of performance shares earned may vary between 0% and 130% of the number of performance shares at stake. The performance shares earned during this performance period will vest and be settled on the fourth anniversary of the award date.
2017 Performance Units Grant
Under the terms of the AXA Advisors Performance Unit Plan performance units were granted to R&P financial professionals. The performance units will be cash settled and are remeasured until settlement of the awards. The

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

performance units will be earned based on meeting pre-established performance metrics tied to achievement of specific sale and earnings goals. For all awards, the number of performance units earned may vary between 0% and 130% of the number of performance units at stake. The performance units earned during this performance period will vest and be settled on the fourth anniversary of the award date.
2017 Stock Options Grant
On June 21, 2017, 0.5 million options to purchase AXA ordinary shares were granted to R&P employees under the terms of the Stock Option Plan with a ten-year term. All of those options have a five-year graded schedule, with one-third vesting on each of the third, fourth, and fifth anniversaries of the grant date. Of the total awarded on June 21, 2017, 0.3 million are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period.
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
AB engages in open-market purchases of AB Holding Units to help fund anticipated obligations under its long-term incentive compensation plans and for other corporate purposes. During 2019 and 2018, AB purchased 6.0 million and 9.3 million AB Holding Units for $173 million and $268 million, respectively. These amounts reflect open-market purchases of 2.9 million and 6.5 million AB Holding Units for $83 million and $183 million, respectively, with the remainder relating to purchases of AB Holding Units from AB employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by AB Holding Units purchased by AB employees as part of a distribution reinvestment election.
During 2019 and 2018, AB granted 7.7 million and 8.7 million restricted AB Holding units to AB employees and directors, respectively.
During 2019 and 2018, AB Holding issued 0.5 million and 0.9 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $12 million and $17 million, respectively, received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Holding Units.
As of December 31, 2019, no options to buy AB Holding Units had been granted and 20.6 million AB Holding Units, net of withholding tax requirements, were subject to other AB Holding Unit awards made under the 2017 Plan or an equity compensation plan with similar terms that was canceled in 2017. AB Holding Unit-based awards (including options) in respect of 39.4 million AB Holding Units were available for grant as of December 31, 2019.
Summary of Stock Option Activity
A summary of activity in the AXA and the Company option plans during 2019 follows:

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Options Outstanding
	EQH Shares		AB Holding Units		AXA Ordinary Shares		AXA ADRs (2)
	Number Outstanding (in 000’s)	Weighted Average Exercise Price	Number Outstanding (In 000’s)	Weighted Average Exercise Price	Number Outstanding (in 000’s)	Weighted Average Exercise Price	Number Outstanding (in 000’s)	Weighted Average Exercise Price
Options Outstanding at January 1, 2019	994	$21.34	671	$22.83	3,613	€18.20	25	$15.37
Options granted	1,510	$18.74	—	$—	186	€21.46	—	$—
Options exercised	(27)	$21.34	(512)	$22.49	(1,322)	€16.10	(25)	$15.37
Options forfeited, net	(159)	$20.28	—	$—	(243)	€18.99	—	$—
Options expired	—	$—	—	$—	—	€—	—	$—
Options Outstanding at December 31, 2019	2,318	$19.72	159	$23.93	2,233	€19.63	—	$—
Aggregate Intrinsic Value (1)		$11,731		$1,009		€12,239		$—
Weighted Average Remaining Contractual Term (in years)	8.86		2.14		4.88		—
Options Exercisable at December 31, 2019	298	$21.34	141	$24.09	1,995	€19.24	—	$—
Aggregate Intrinsic Value (1)		$1,023		$870		€11,702		$—
Weighted Average Remaining Contractual Term (in years)	8.43		2.11		4.52		—
_______________
(1)Aggregate intrinsic value, presented in thousands, is calculated as the excess of the closing market price on December 31, 2019 of the respective underlying shares over the strike prices of the option awards. For awards with strike prices higher than market prices, intrinsic value is shown as zero.
(2)AXA ordinary shares will be delivered to participants in lieu of AXA ADRs at exercise or maturity. For the purpose of estimating the fair value of Holdings and AXA stock option awards, the Black-Scholes model is used. A Monte-Carlo simulation approach was used to model the fair value of the conditional vesting feature of the awards of options to purchase Holdings and AXA ordinary shares. Shown below are the relevant input assumptions used to derive the fair values of options awarded in 2019, 2018 and 2017, respectively.

	EQH Shares (1)		AXA Ordinary Shares (2)
	2019	2018	2019	2018	2017
Dividend yield	2.77%	2.44%	N.A.	N.A.	6.53%
Expected volatility	25.70%	25.40%	N.A.	N.A.	25.05%
Risk-free interest rates	2.49%	2.83%	N.A.	N.A.	0.59%
Expected life in years	5.8	9.7	N.A.	N.A.	8.8
Weighted average fair value per option at grant date	$3.82	$4.61	N.A.	N.A.	$2.01
_______________
(1) The expected volatility is based on historical selected peer data, the weighted average expected term is determined by using the simplified method due to lack of sufficient historical data, the expected dividend yield based on Holdings’ expected annualized dividend, and the risk-free interest rate is based on the U.S. Treasury bond yield for the appropriate expected term.
(2)The expected AXA dividend yield is based on market consensus. AXA share price volatility is estimated on the basis of implied volatility, which is checked against an analysis of historical volatility to ensure consistency. The risk-free interest rate is based on the Euro Swap Rate curve for the appropriate term. The effect of expected early exercise is taken into account through the use of an expected life assumption based on historical data.
As of December 31, 2019, approximately $0.5 million of unrecognized compensation cost related to AXA unvested stock option awards is expected to be recognized by the Company over a weighted-average period of 0.7 years. Approximately $4 million of unrecognized compensation cost related to Holdings unvested stock option awards is expected to be recognized by the Company over a weighted average period of 0.8 years.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Awards
The market price of a Holdings share is used as the basis for the fair value measure of a Holdings RSU. For purposes of determining compensation cost for stock-settled Holdings RSUs, fair value is fixed at the grant date until settlement, absent modification to the terms of the award. For liability-classified cash-settled Holdings and AXA RSUs, fair value is remeasured at the end of each reporting period.
At December 31, 2019, approximately 3.4 million Holdings RSUs and AXA ordinary share unit awards remain unvested. Unrecognized compensation cost related to these awards totaled approximately $36 million and is expected to be recognized over a weighted-average period of 1.08 years.
At December 31, 2019, approximately 19.3 million AB Holding Unit awards remain unvested. Unrecognized compensation cost related to these awards totaled approximately $102 million is expected to be recognized over a weighted-average period of 3.6 years.
The following table summarizes Holdings restricted share units and AXA ordinary share unit activity for 2019.

	Shares of Holdings Restricted Stock Units	Weighted-Average Grant Date Fair Value	Shares of AXA Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of January 1, 2019	2,272,910	$21.00	53,984	$20.38
Granted	1,982,820	$18.43	—	$—
Forfeited	184,958	$19.84	—	$—
Vested	660,591	$21.01	31,879	$21.17
Unvested as of December 31, 2019	3,410,181	$19.57	22,105	$19.23
Performance Awards
At December 31, 2019, approximately 5 million Holdings and AXA performance awards remain unvested. Unrecognized compensation cost related to these awards totaled approximately $17 million and is expected to be recognized over a weighted-average period of 0.64 years.
The following table summarizes Holdings and AXA performance awards activity for 2019.

	Shares of Holdings Performance Awards	Weighted-Average Grant Date Fair Value	Shares of AXA Performance Awards	Weighted-Average Grant Date Fair Value
Unvested as of January 1, 2019	197,763	$23.17	6,738,653	$21.10
Granted	293,237	$19.67	207,136	$20.62
Forfeited	31,014	$21.76	345,735	$20.45
Vested	—	$—	2,066,118	$21.85
Unvested as of December 31, 2019	459,986	$21.03	4,533,936	$20.79
Employee Stock Purchase Plans
Holdings Stock Purchase Plan
Under the Equitable Holdings, Inc. Stock Purchase Program (“SPP”) participants are able to contribute up to 100% of their eligible compensation and receive a matching contribution in cash equal to 15% of their payroll contribution, which is used to purchase Holdings shares. Purchases are made at the end of each month at the prevailing market rate.
AXA Shareplan 2017
In 2017, eligible employees of participating subsidiaries were offered the opportunity to purchase newly issued AXA ordinary shares, subject to plan limits, under the terms of AXA Shareplan 2017. Investment Option A permitted participants to purchase AXA ordinary shares at a 20% formula discounted price of €20.19 per share. Investment Option B permitted participants to purchase AXA ordinary shares at an 8.98% formula discounted price of €22.96 per share on a leveraged basis with a guaranteed return of initial investment plus a portion of any appreciation in the undiscounted value of the total shares purchased. All subscriptions became binding and irrevocable on October 17, 2017.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16)    INCOME TAXES
Income from operations before income taxes included income (loss) from domestic operations of $(2.2) billion, $2.3 billion and $1.2 billion for the years ended December 31, 2019, 2018 and 2017, and income from foreign operations of $131 million, $156 million and $143 million for the years ended December 31, 2019, 2018 and 2017. Approximately $34 million, $37 million and $30 million of the Company’s income tax expense is attributed to foreign jurisdictions for the years ended December 31, 2019, 2018 and 2017.
A summary of the income tax (expense) benefit in the consolidated statements of income (loss) follows:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Income tax (expense) benefit:
Current (expense) benefit	$(71)	$508	$119
Deferred (expense) benefit	670	(815)	(168)
Total	$599	$(307)	$(49)

The Federal income taxes attributable to consolidated operations are different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 21%, 21% and 35% for 2019, 2018 and 2017, respectively. The sources of the difference and their tax effects are as follows:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Expected income tax (expense) benefit	$427	$(516)	$(457)
Noncontrolling interest	51	54	138
Non-taxable investment income	74	105	255
Tax audit interest	(24)	(22)	(14)
State income taxes	(21)	(18)	(16)
Tax settlements/uncertain tax position release	75	—	228
Change in tax law	—	104	(32)
Intangibles	(3)	(3)	(138)
Other	20	(11)	(13)
Income tax (expense) benefit	$599	$(307)	$(49)
During the second quarter of 2019, the Company released a state income tax liability due to recently drafted regulations. The benefit recorded in the Company’s financial statements was $63 million.
In accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), the Company recorded provisional estimates for the income tax effects of the Tax Cuts and Jobs Act (the “Tax Reform Act”) in 2017 and refined those estimates in 2018. The impact of the Tax Reform Act primarily related to the revaluation of deferred tax assets and liabilities.
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
The components of the net deferred income taxes are as follows:

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2019		2018
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Compensation and related benefits	$283	$—	$312	$—
Net operating loss	56	—	90	—
Reserves and reinsurance	1,228	—	366	—
DAC	—	984	—	1,175
Unrealized investment gains/losses	—	717	108	—
Investments	46	—	—	21
Tax credits	—	—	149	—
Other	—	111	—	108
Total	$1,613	$1,812	$1,025	$1,304
The Company has Federal tax net operating loss carry forwards of $266 million and $429 million, which will expire at various dates from 2031 through 2034, for the years ending December 31, 2019 and 2018, respectively. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carry forwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.
The Company had $140 million of AMT credits for the year ended December 31, 2018 and expects those credits to be currently utilized or refunded.
The Company provides income taxes on the unremitted earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are indefinitely reinvested outside the United States. As of December 31, 2019, $30 million of undistributed earnings of non-U.S. corporate subsidiaries were permanently invested outside the United States. At existing applicable income tax rates, additional taxes of approximately $8 million would need to be provided if such earnings are remitted.
A reconciliation of unrecognized tax benefits (excluding interest and penalties) follows:

	2019	2018	2017
	(in millions)
Balance at January 1,	$539	$477	$729
Additions for tax positions of prior years	25	91	28
Reductions for tax positions of prior years	(63)	(29)	(247)
Additions for tax positions of current year	—	—	—
Settlements with tax authorities	—	—	(33)
Balance at December 31,	$501	$539	$477

Unrecognized tax benefits that, if recognized, would impact the effective rate	$369	$407	$317
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. Interest and penalties included in the amounts of unrecognized tax benefits at December 31, 2019 and 2018 were $96 million and $75 million, respectively. For 2019, 2018 and 2017, respectively, there were $21 million, $(8) million and $(43) million in interest expense (benefit) related to unrecognized tax benefits.
It is reasonably possible that the total amount of unrecognized tax benefits will change within the next 12 months due to the conclusion of IRS proceedings and the addition of new issues for open tax years. The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.
As of December 31, 2019, tax years 2010 and subsequent remain subject to examination by the IRS.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17)    COMMITMENTS AND CONTINGENT LIABILITIES
Litigation
Litigation, regulatory and other loss contingencies arise in the ordinary course of the Company’s activities as a diversified financial services firm. The Company is a defendant in a number of litigation matters arising from the conduct of its business. In some of these matters, claimants seek to recover very large or indeterminate amounts, including compensatory, punitive, treble and exemplary damages. Modern pleading practice permits considerable variation in the assertion of monetary damages and other relief. Claimants are not always required to specify the monetary damages they seek, or they may be required only to state an amount sufficient to meet a court’s jurisdictional requirements. Moreover, some jurisdictions allow claimants to allege monetary damages that far exceed any reasonably possible verdict. The variability in pleading requirements and past experience demonstrates that the monetary and other relief that may be requested in a lawsuit or claim often bears little relevance to the merits or potential value of a claim. Litigation against the Company includes a variety of claims including, among other things, insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration, product design, features and accompanying disclosure, cost of insurance increases, payments of death benefits and the reporting and escheatment of unclaimed property, alleged breach of fiduciary duties, alleged mismanagement of client funds and other matters.
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
For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of December 31, 2019, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $100 million.
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
In August 2015, a lawsuit was filed in Connecticut Superior Court, Judicial Division of New Haven entitled Richard T. O’Donnell, on behalf of himself and all others similarly situated v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action on behalf of all persons who purchased variable annuities from Equitable Life, which were subsequently subjected to the volatility management strategy and who suffered injury as a result thereof. Plaintiff asserts a claim for breach of contract alleging that Equitable Life implemented the volatility management strategy in violation of applicable law. Plaintiff seeks an award of damages individually and on a classwide basis, and costs and disbursements, including attorneys’ fees, expert witness fees and other costs. In November 2015, the Connecticut Federal District Court transferred this action to the United States District Court for the Southern District of New York.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2017, the Southern District of New York granted Equitable Life’s motion to dismiss the complaint. In April 2017, the plaintiff filed a notice of appeal. In April 2018, the United States Court of Appeals for the Second Circuit reversed the trial court’s decision with instructions to remand the case to Connecticut state court. In September 2018, the Second Circuit issued its mandate, following Equitable Life’s notification to the court that it would not file a petition for writ of certiorari. The case was transferred in December 2018 and is pending in Connecticut Superior Court, Judicial District of Stamford. We are vigorously defending this matter.
In February 2016, a lawsuit was filed in the United States District Court for the Southern District of New York entitled Brach Family Foundation, Inc. v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action brought on behalf of all owners of universal life (“UL”) policies subject to Equitable Life’s COI rate increase. In early 2016, Equitable Life raised COI rates for certain UL policies issued between 2004 and 2007, which had both issue ages 70 and above and a current face value amount of $1 million and above. A second putative class action was filed in Arizona in 2017 and consolidated with the Brach matter. The current consolidated amended class action complaint alleges the following claims: breach of contract; misrepresentations by Equitable Life in violation of Section 4226 of the New York Insurance Law; violations of New York General Business Law Section 349; and violations of the California Unfair Competition Law, and the California Elder Abuse Statute. Plaintiffs seek: (a) compensatory damages, costs, and, pre- and post-judgment interest; (b) with respect to their claim concerning Section 4226, a penalty in the amount of premiums paid by the plaintiffs and the putative class; and (c) injunctive relief and attorneys’ fees in connection with their statutory claims. Five other federal actions challenging the COI rate increase are also pending against Equitable Life and have been coordinated with the Brach action for the purposes of pre-trial activities. They contain allegations similar to those in the Brach action as well as additional allegations for violations of various states’ consumer protection statutes and common law fraud. Three actions are also pending against Equitable Life in New York state court. Equitable Life is vigorously defending each of these matters.
Debt Maturities
The following table presents the contractual maturities of the Company’s long-term debt as of December 31, 2019

	Calendar Year
	2020	2021	2022	2023	2024 and thereafter
	(in millions)
Long-term debt	$—	$—	$—	$800	$3,350
Obligations under Funding Agreements
Pre-Capitalized Trust Securities (“P-Caps”)
In April 2019, pursuant to separate Purchase Agreements among Holdings, Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers, and the Trusts (as defined below), Pine Street Trust I, a Delaware statutory trust (the “2029 Trust”), completed the issuance and sale of 600,000 of its Pre-Capitalized Trust Securities redeemable February 15, 2029 (the “2029 P-Caps”) for an aggregate purchase price of $600 million and Pine Street Trust II, a Delaware statutory trust (the “2049 Trust” and, together with the 2029 Trust, the “Trusts”), completed the issuance and sale of 400,000 of its Pre-Capitalized Trust Securities redeemable February 15, 2049 (the “2049 P-Caps” and, together with the 2029 P-Caps, the “P-Caps”) for an aggregate purchase price of $400 million in each case to qualified institutional buyers in reliance on Rule 144A that are also “qualified purchasers” for purposes of Section 3(c)(7) of the Investment Company Act of 1940, as amended. The P-Caps are an off-balance sheet contingent funding arrangement that, upon Holdings’ election, gives Holdings the right over a ten-year period (in the case of the 2029 Trust) or over a thirty-year period (in the case of the 2049 Trust) to issue senior notes to the Trusts. The Trusts each invested the proceeds from the sale of their P-Caps in separate portfolios of principal and/or interest strips of U.S. Treasury securities. In return, Holdings will pay a semi-annual facility fee to the 2029 Trust and 2049 Trust calculated at a rate of 2.125% and 2.715% per annum, respectively, which will be applied to the unexercised portion of the contingent funding arrangement and Holdings will reimburse the Trusts for certain expenses. The facility fees are recorded in Other operating costs and expenses in the Consolidated Statements of Income (Loss).
Federal Home Loan Bank of New York

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a member of the FHLBNY, Equitable Life has access to collateralized borrowings. It also may issue funding agreements to the FHLBNY. Both the collateralized borrowings and funding agreements would require Equitable Life to pledge qualified mortgage-backed assets and/or government securities as collateral. Equitable Life issues short-term funding agreements to the FHLBNY and uses the funds for asset, liability, and cash management purposes. Equitable Life issues long-term funding agreements to the FHLBNY and uses the funds for spread lending purposes.
Entering into FHLBNY membership, borrowings and funding agreements requires the ownership of FHLBNY stock and the pledge of assets as collateral. Equitable Life has purchased FHLBNY stock of $322 million and pledged collateral with a carrying value of $9.8 billion, as of December 31, 2019.
Funding agreements are reported in Policyholders’ account balances in the consolidated balance sheets. For other instruments used for asset/liability and cash management purposes, see “Derivative and offsetting assets and liabilities” included in Note 4. The table below summarizes the Company’s activity of funding agreements with the FHLBNY.
Change in FHLBNY Funding Agreements during the Year Ended December 31, 2019

	Outstanding Balance at December 31, 2018	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Outstanding Balance at December 31, 2019
	(in millions)
Short-term funding agreements:
Due in one year or less	$1,640	$29,330	$26,420	$58	$4,608
Long-term funding agreements:
Due in years two through five	1,569	—	—	77	1,646
Due in more than five years	781	—	—	(135)	646
Total long-term funding agreements	2,350	—	—	(58)	2,292
Total funding agreements (1)	$3,990	$29,330	$26,420	$—	$6,900

	Outstanding Balance at December 31, 2017	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Outstanding Balance at December 31, 2018
	(in millions)
Short-term funding agreements:
Due in one year or less	$500	$7,980	$(6,990)	$150	$1,640
Long-term funding agreements:
Due in years two through five	1,621	—	—	(52)	1,569
Due in more than five years	879	—	—	(98)	781
Total long-term funding agreements	2,500	—	—	(150)	2,350
Total funding agreements (1)	$3,000	$7,980	$(6,990)	$—	$3,990
_____________

(1)
The $9 million, $11 million and $14 million difference between the funding agreements carrying value shown in fair value table for 2019, 2018 and 2017, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.

Restructuring
AB has announced that they will establish their corporate headquarters in and relocate approximately 1,250 jobs currently located in the New York metro area to, Nashville, Tennessee. During the transition period, which began in 2018 and is expected to continue through 2024. AB incurred $33 million and $10 million of transition costs in 2019 and 2018, respectively. These costs include employee relocation, severance, recruitment, and overlapping compensation and occupancy costs.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. At December 31, 2019, these arrangements include commitments by the Company to provide equity financing of $1 billion (including $275 million with affiliates) to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.
The Company is the obligor under certain structured settlement agreements it had entered into with unaffiliated insurance companies and beneficiaries. To satisfy its obligations under these agreements, the Company owns single premium annuities issued by previously wholly-owned life insurance subsidiaries. The Company has directed payment under these annuities to be made directly to the beneficiaries under the structured settlement agreements. A contingent liability exists with respect to these agreements should the previously wholly-owned subsidiaries be unable to meet their obligations. Management believes the need for the Company to satisfy those obligations is remote.
Holdings had $260 million of commitments under existing mortgage loan agreements at December 31, 2019.
18)    INSURANCE GROUP STATUTORY FINANCIAL INFORMATION
For 2019, 2018 and 2017, respectively, Equitable Life’s, Equitable America’s, USFL’s, AXA Equitable Life and Annuity Company’s (“Equitable L&A”) and ACS Life’s combined statutory Net income (loss) totaled $3.8 billion, $3.0 billion and $942 million. Combined statutory Surplus, Capital stock and Asset Valuation Reserve (“AVR”) totaled $9.3 billion and $8.4 billion at December 31, 2019 and 2018, respectively. At December 31, 2019, Equitable Life, Equitable America, USFL, AXA Equitable L&A and ACS Life, in accordance with various government and state regulations, had $82 million of securities on deposit with such government or state agencies.
In 2019, Equitable Life paid to its direct parent which subsequently distributed such amount to Holdings an ordinary shareholder dividend of $1.0 billion. In 2018, Equitable Life paid to its direct parent which subsequently distributed such amount to Holdings an ordinary shareholder dividend of $1.1 billion. Also in 2018, Equitable Life transferred its interests in ABLP, AB Holding and the General Partner to Alpha Units Holdings, Inc., a newly formed subsidiary, and distributed the shares of that subsidiary to its direct parent which subsequently distributed such shares to Holdings (the “AB Ownership Transfer”). The AB Ownership transfer was considered an extraordinary dividend of $1.7 billion representing the equity value of Alpha Units Holdings, Inc. In connection with the AB Ownership Transfer, Equitable Life paid an extraordinary cash dividend of $572 million and issued a surplus note to Holdings in the same amount. Equitable Life repaid the outstanding principal balance of the surplus note in March 2019.
Dividend Restrictions
As domestic insurance subsidiaries regulated by insurance laws of their respective domiciliary states, Equitable Life, Equitable America, USFL, Equitable Life and ACS Life are subject to restrictions as to the amounts they may pay as dividends and amounts they may repay of surplus notes to Holdings.
With respect to Equitable Life, a New York domiciled insurance subsidiary which is also the Company’s primary insurance subsidiary, New York insurance law provides that a stock life insurer may not, without prior approval of the New York State Department of Financial Services (“NYDFS”), pay a dividend to its stockholders exceeding an amount calculated under one of two standards (the “Standards”). The first standard allows payment of an ordinary dividend out of the insurer’s earned surplus (as reported on the insurer’s most recent annual statement) up to a limit calculated pursuant to a statutory formula, provided that the NYDFS is given notice and opportunity to disapprove the dividend if certain qualitative tests are not met (the “Earned Surplus Standard”). The second standard allows payment of an ordinary dividend up to a limit calculated pursuant to a different statutory formula without regard to the insurer’s earned surplus. Dividends exceeding these prescribed limits require the insurer to file a notice of its intent to declare the dividends with the NYDFS and prior approval or non-disapproval from the NYDFS.
In applying the Standards, Equitable Life could pay ordinary dividends up to approximately $2.4 billion during 2020.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intercompany Reinsurance
Equitable Life, USFL and Equitable America receive statutory reserve credits for reinsurance treaties with EQ AZ Life Re to the extent EQ AZ Life Re holds assets in an irrevocable trust (the “EQ AZ Life Re Trust”). As of December 31, 2019, EQ AZ Life Re holds $1.7 billion of assets in the EQ AZ Life Re Trust and letters of credit of $2.4 billion that are guaranteed by Holdings. Under the reinsurance transactions, EQ AZ Life Re is permitted to transfer assets from the EQ AZ Life Re Trust under certain circumstances. The level of statutory reserves held by EQ AZ Life Re fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or additional letters of credit be secured, which could adversely impact EQ AZ Life Re’s liquidity.
AXA Corporate Solutions receives statutory reserve credits for reinsurance treaties with CS Life RE to the extent CS Life RE holds assets in an irrevocable trust (the “CS Life RE Trust”). As of December 31, 2019, CS Life RE holds $314 million of assets in the CS Life RE Trust and letters of credit of $125 million that are guaranteed by Holdings. Under the reinsurance transactions, CS Life RE is permitted to transfer assets from the CS Life RE Trust under certain circumstances. The level of statutory reserves held by CS Life RE fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or additional letters of credit be secured, which could adversely impact CS Life RE’s liquidity.
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
Prescribed and Permitted Accounting Practices
At December 31, 2019 and for the year then ended, for Equitable Life, Equitable America, USFL and Equitable L&A there were no differences in Net income (loss) and Capital and surplus resulting from practices prescribed and permitted by NYDFS, the Arizona Department of Insurance (the “AID”) and those prescribed by NAIC Accounting Practices and Procedures effective at December 31, 2019. At December 31, 2019, ACS Life had a difference in Capital and surplus based on the investment valuation of the Captive reinsurance subsidiary which follows a special purpose framework for Statutory reporting as agreed to with the AID from practices prescribed and permitted by the Delaware Department of Insurance and those prescribed by NAIC Accounting Practices and Procedures effective at December 31, 2019. The impact of this permitted practice increased the statutory surplus and AVR of ACS Life by $106 million and $86 million at December 31, 2019 and 2018, respectively.
Equitable Life, USFL and Equitable America cede a portion of their statutory reserves to EQ AZ Life Re, a captive reinsurer, as part of the Company’s capital management strategy. EQ AZ Life Re prepares financial statements in a special purpose framework for statutory reporting.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In the first quarter of 2019, the Company updated its Operating earnings measure to exclude market value adjustments impacting the DAC amortization for its SCS variable annuity product in order to be consistent with the treatment of the market value adjustments on the SCS liability and with industry practice. The presentation of Operating earnings in prior periods was not revised to reflect this modification, however, the Company estimated that had the treatment in the Company’s Operating earnings measure of the Amortization of DAC for SCS been modified in 2017, the pre-tax impact on Operating earnings of excluding the SCS-related DAC amortization from Operating earnings would have been a decrease of $56 million and $46 million for the years ended December 31, 2018 and 2017.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenues derived from any customer did not exceed 10% of revenues for the years ended December 31, 2019, 2018 and 2017.
The table below presents Operating earnings (loss) by segment and Corporate and Other and a reconciliation to Net income (loss) attributable to Holdings for the years ended December 31, 2019, 2018 and 2017, respectively:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Net income (loss) attributable to Holdings	$(1,733)	$1,820	$834
Adjustments related to:
Variable annuity product features (1)	4,878	(70)	1,107
Investment (gains) losses	(73)	86	191
Goodwill impairment	—	—	369
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	99	215	135
Other adjustments (2)	406	299	119
Income tax expense (benefit) related to above adjustments (3)	(1,114)	(111)	(644)
Non-recurring tax items	(66)	(73)	(76)
Non-GAAP Operating Earnings (4)	$2,397	$2,166	$2,035
Operating earnings (loss) by segment:

Individual Retirement (5)	$1,577	$1,555	$1,252
Group Retirement	$390	$389	$283
Investment Management and Research	$381	$381	$211
Protection Solutions	$396	$197	$502
Corporate and Other (6)	$(347)	$(356)	$(213)
______________

(1)
Had we modified the treatment of the amortization of DAC for SCS starting in 2017, the adjustment related to Variable annuity product features for the years ended 2018 and 2017 would have been ($126) million and $1.1 billion.

(2)	Other adjustments include separation costs of $222 million, $213 million and $93 million in 2019, 2018 and 2017, respectively.

(3)
Had we modified the treatment of the amortization of DAC for SCS starting in 2017, the adjustment related to Income tax expense (benefit) related to above adjustments for the years ended 2018 and 2017 would have been ($99) million and ($634) million.

(4)	Had we modified the treatment of the amortization of DAC for SCS starting in 2017, Operating earnings for the years ended 2018 and 2017 would have been $2.1 billion and $2.0 billion.

(5)
Had we modified the treatment of the amortization of DAC for SCS starting in 2017, Operating earnings for the years ended 2018 and 2017 for the Individual Retirement segment would have been $1.5 billion and $1.2 billion.

(6)	Includes interest expense and financing fees of $228 million, $223 million and $138 million, in 2019, 2018 and 2017, respectively.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The table below presents segment revenues for the years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Segment revenues:
Individual Retirement (1)	$4,340	$4,054	$4,374
Group Retirement (1)	1,077	1,019	942
Investment Management and Research (2)	3,479	3,411	3,216
Protection Solutions (1)	3,325	3,232	3,057
Corporate and Other (1)	1,229	1,148	1,212
Adjustments related to:
Variable annuity product features	(3,939)	(643)	(214)
Investment gains (losses), net	73	(86)	(191)
Other adjustments to segment revenues	7	(57)	64
Total revenues	$9,591	$12,078	$12,460
______________

(1)	Includes investment expenses charged by AB of $76 million, $67 million and $68 million for 2019, 2018 and 2017, respectively, for services provided to the Company.

(2)
Inter-segment investment management and other fees of $104 million, $94 million and $96 million for 2019, 2018 and 2017, respectively, are included in segment revenues of the Investment Management and Research segment.

The table below presents Total assets by segment as of December 31, 2019 and 2018:

	December 31,
	2019	2018
	(in millions)
Total assets by segment:
Individual Retirement	$123,626	$105,532
Group Retirement	43,588	38,874
Investment Management and Research	10,170	10,294
Protection Solutions	46,886	44,633
Corporate and Other	25,600	21,464
Total assets	$249,870	$220,797

20)    EQUITY
Dividends to Shareholders
Dividends declared per share of common stock were as follows for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
Dividends declared per share of common stock	$0.58	$0.26	$—
Share Repurchase
In January 2019, Holdings entered into an Accelerated Share Repurchase agreement (the “ASR”) with a third-party financial institution to repurchase an aggregate of $150 million of Holdings’ common stock. Pursuant to the ASR, Holdings made a prepayment of $150 million and received initial delivery of seven million shares. The ASR terminated during the first quarter of 2019, at which time an additional one million shares were delivered, at an average purchase price of $18.51 per share based on the volume-weighted average price of Holding’s common stock traded during the pricing period, less an agreed discount. Shares repurchased under the ASR were retired upon receipt resulting in a reduction of Holding’s total issued shares as of December 31, 2019.
On February 27, 2019, Holdings’ Board of Directors authorized an $800 million share repurchase program with an expiration date of December 31, 2019.  On November 6, 2019, Holdings’ Board of Directors authorized a second $400 million share repurchase program which will expire on December 31, 2020. Each program authorized Holdings to repurchase its common stock from time to time through its expiration date. Neither program obligated Holdings to purchase any particular number of shares. Repurchases under both programs may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through prearranged trading plans complying with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
As of December 31, 2019 and 2018, the Company repurchased approximately 65.6 million and 32.5 million shares of its common stock at a total cost of approximately $1.3 billion and $648 million, respectively. The repurchased common stock was recorded as treasury stock in the consolidated balance sheets. As of December 31, 2019 and 2018, the Company reissued approximately 394 thousand and 400 thousand shares of its treasury stock, respectively. As of December 31, 2019, the Company retired approximately 8.1 million shares of its treasury stock.
The timing and amount of share repurchases are determined by management based upon market conditions and other considerations. Numerous factors could affect the timing and amount of any future repurchases under the share repurchase authorization, including increased capital needs of the Company due to changes in regulatory capital requirements, opportunities for growth and acquisitions, and the effect of adverse market conditions on the segments.
Series A Fixed Rate Noncumulative Perpetual Preferred Stock
In November and December 2019, Holdings’ issued a total of 32 million depositary shares, each representing a 1/1,000th interest in share of Holdings’ Series A Fixed Rate Noncumulative Perpetual Preferred Stock (“Series A Preferred Stock”), $1.00 par value per share, with a liquidation preference of $25,000 per share, for aggregate net cash proceeds of $775 million (800 million gross). The preferred stock ranks senior to Holdings’ common stock with respect to the payment of dividends and liquidation. Holdings’ will pay dividends on the Series A Preferred Stock on a noncumulative basis only when, as and if declared by the Company’s Board of Directors (or a duly authorized

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

committee of the board) and will be payable quarterly in arrears, at an annual rate of 5.25% on the stated amount per share.  In connection with the issuance of the depositary shares and the underlying Series A Preferred Stock, Holdings’ incurred $25 million of issuance costs, which have been recorded as a reduction of additional paid-in capital. The Series A Preferred Stock is redeemable at Holdings’ option in whole or in part, on or after December 15, 2024, at a redemption price of $25,000 per share of preferred stock, plus declared and unpaid dividends. Prior to December 25, 2024, the preferred stock is redeemable at Holdings’ option, in whole but not in part, within 90 days of the occurrence of certain rating agency events at a redemption price equal to $25,500 per share, plus declared and unpaid dividends or certain regulatory capital events at a redemption price equal to $25,000 per share, plus any declared and unpaid dividends.
Accumulated Other Comprehensive Income (Loss)
AOCI represents cumulative gains (losses) on items that are not reflected in Net income (loss). The balances as of December 31, 2019, 2018, and 2017 follow:

	December 31,
	2019	2018	2017
	(in millions)
Unrealized gains (losses) on investments (1) (2) (4)	$1,838	$(404)	$825
Defined benefit pension plans (3)	(983)	(968)	(955)
Foreign currency translation adjustments (1)	(57)	(62)	(30)
Total accumulated other comprehensive income (loss)	798	(1,434)	(160)
Less: Accumulated other comprehensive income (loss) attributable to noncontrolling interest	(42)	(38)	(52)
Accumulated other comprehensive income (loss) attributable to Holdings	$840	$(1,396)	$(108)
______________

(1)	A reclassification of $10 million and $5 million, respectively has been made to the December 31, 2018 and 2017 previously reported balances to conform to the current period’s presentation.

(2)	2018 includes a $113 million decrease to Accumulated other comprehensive loss from the impact of adoption of ASU 2018-02.

(3)	2018 includes a $202 million increase to Accumulated other comprehensive loss from the impact of adoption of ASU 2018-02.

(4)	2018 includes a $7 million decrease to Accumulated other comprehensive loss from the impact of adoption of ASU 2016-01.
The components of OCI, net of taxes for the years ended December 31, 2019, 2018, and 2017 follow:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$3,301	$(1,952)	$910
(Gains) losses reclassified to Net income (loss) during the period (1)	(161)	60	10
Net unrealized gains (losses) on investments	3,140	(1,892)	920
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other (2)	(898)	558	(227)
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $590, $(356) and $262)	2,242	(1,334)	693
Change in defined benefit plans:
Reclassification to Net income (loss) of amortization of net prior service credit included in net periodic cost (3)	(15)	189	100
Change in defined benefit plans (net of deferred income tax expense (benefit) of $10, $50 and $51)	(15)	189	100
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period (2)	5	(32)	39
(Gains) losses reclassified into net income (loss) during the period	—	—	—
Foreign currency translation adjustment	5	(32)	39

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Total other comprehensive income (loss), net of income taxes	2,232	(1,177)	832
Less: Other comprehensive income (loss) attributable to noncontrolling interest	(4)	15	19
Other comprehensive income (loss) attributable to Holdings	$2,236	$(1,192)	$813
______________

(1)
See “Reclassification adjustments” in Note 3. Reclassification amounts presented net of income tax expense (benefit) of $(43) million, $13 million and $5 million for the years December 31, 2019, 2018 and 2017, respectively.

(2)
A reclassification of $5 million and $3 million has been made to the previously reported amounts for the years ended December 31, 2018 and 2017, respectively to conform to the current period’s presentation.

(3)	These AOCI components are included in the computation of net periodic costs (see “Employee Benefit Plans” in Note 14).
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
21)    EARNINGS PER SHARE
Earnings per share (“EPS”) basic is calculated by dividing net income (loss) attributable to Holdings common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated by dividing the net income (loss) attributable to Holdings common shareholders, adjusted for the incremental dilution from AB, by the weighted-average number of common shares outstanding for the period plus the shares representing the dilutive effect of share-based awards.
On April 24, 2018, a split of the common stock of Holdings of approximately 459-for-1 was effected. All applicable share data, per share amounts and related information in the consolidated financial statements and notes thereto have been adjusted retroactively to give effect to the stock split.
The following table presents the weighted-average shares outstanding, Earnings per common share — basic and diluted:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Weighted-average common shares outstanding:
Weighted-average common shares outstanding — basic	493.6	556.4	561.0
Effect of dilutive securities:
Employee share awards (1)	—	0.1	—
Weighted-average common shares outstanding — diluted (2)	493.6	556.5	561.0

Net income (loss):
Net income (loss)	$(1,436)	$2,154	$1,257
Less: Net income (loss) attributable to the noncontrolling interest	297	334	423
Net income (loss) attributable to Holdings common shareholders	(1,733)	1,820	834
Less: Incremental dilution from AB (3)	—	—	1
Net income (loss) attributable to Holdings common shareholders (diluted)	$(1,733)	$1,820	$833

Earnings per common share:
Basic	$(3.51)	$3.27	$1.49
Diluted	$(3.51)	$3.27	$1.49
_____________

(1)	Calculated using the treasury stock method.

(2)	Shares in the diluted EPS calculation represent basic shares for the year ended 2019 due to the net loss in this period. The shares excluded from the calculation were 1.1 million.

(3)
The incremental dilution from AB represents the impact of AB’s dilutive units on the Company’s diluted earnings per share and is calculated based on the Company’s proportionate ownership interest in AB.

Shares of outstanding stock awards not included in the computation of diluted earnings per share because their effect was anti-dilutive totaled 5.3 million and 2.7 million for the years ended December 31, 2019 and 2018, respectively.
22)    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The unaudited quarterly financial information for the years ended December 31, 2019 and 2018 is summarized in the table below:

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in millions)
2019
Total revenues	$1,714	$3,160	$3,028	$1,689
Total benefits and other deductions	2,638	2,719	3,468	2,801
Income (loss) from continuing operations, before income taxes	(924)	441	(440)	(1,112)
Income tax (expense) benefit	215	(11)	124	271
Net income (loss)	(709)	430	(316)	(841)
Less: Net income (loss) attributable to the noncontrolling interest	66	67	68	96
Net income (loss) attributable to Holdings	$(775)	$363	$(384)	$(937)

Earnings per share - Common stock:
Basic	$(1.50)	$0.74	$(0.78)	$(1.97)
Diluted	$(1.50)	$0.74	$(0.78)	$(1.97)

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in millions)
2018
Total revenues	$2,874	$2,966	$1,083	$5,155
Total benefits and other deductions	2,446	2,644	1,701	2,826
Income (loss) from continuing operations, before income taxes	428	322	(618)	2,329
Income tax (expense) benefit	(91)	(61)	175	(330)
Net income (loss)	337	261	(443)	1,999
Less: Net income (loss) attributable to the noncontrolling interest	123	97	53	61
Net income (loss) attributable to Holdings	$214	$164	$(496)	$1,938

Earnings per share - Common stock:
Basic	$0.38	$0.29	$(0.89)	$3.57
Diluted	$0.38	$0.29	$(0.89)	$3.57
Net Income (Loss) Volatility
The fluctuation in the Company’s quarterly Net income (loss) during 2019 and 2018 is not due to any specific events or transactions, but instead is driven primarily by the impact of changes in market conditions on the Company’s liabilities associated with GMxB features embedded in its variable annuity products, partially offset by derivatives the Company has in place to mitigate the movement in those liabilities. As those derivatives do not qualify for hedge accounting treatment, volatility in Net income (loss) results from the changes in fair value of the derivatives being recognized in the period in which they occur, with offsetting changes in the liabilities being partially recognized in the current period. An additional source of Net income (loss) volatility is the impact of the Company’s annual actuarial assumption review. See Note 2 - Significant Accounting Policies — Assumption Updates, for further detail of the impact of assumption updates on Net income (loss) in 2019 and 2018.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23)    REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests were:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Balance, beginning of year	$187	$626	$403
Net earnings (loss) attributable to redeemable noncontrolling interests	34	18	53
Purchase/change of redeemable noncontrolling interests	144	(457)	170
Balance, end of year	$365	$187	$626

24)     HELD-FOR-SALE:
Assets and liabilities related to the business classified as held-for-sale are separately reported in the Consolidated Balance Sheets beginning in the period in which the business is classified as held-for-sale.
U.S. Financial Life Insurance Company and MONY Life Insurance Company of the Americas, Ltd
On December 10, 2019, Holdings entered into a definitive agreement to sell U.S. Financial Life Insurance Company (“USFL”) and MONY Life Insurance Company of the Americas, Ltd (“MLICA”), indirect wholly-owned subsidiaries of Holdings. As a result of the agreement, an estimated impairment of $105 million, net of income tax, was recorded for the year ended December 31, 2019 and is included in Investment gains (losses), net in the Consolidated Statements of Income (Loss). The transaction is expected to close in first quarter of 2020 and is subject to regulatory approval and satisfaction of other closing conditions. At December 31, 2019, USFL and MLICA had total assets of $962 million which is reported in Assets held-for-sale and $724 million of total liabilities reported in Liabilities held-for-sale. The assets held-for-sale are reported in the Protection Solutions segment.
The following table summarizes the components of assets and liabilities held-for-sale on the Consolidated Balance Sheets at December 31, 2019:

December 31, 2019
(in millions)
Assets:
Fixed maturity securities	$896
Trading securities, at fair value	17
Policy loans	19
Cash and cash equivalents	65
Amounts due from reinsurers	43
Deferred policy acquisition costs	31
Other assets	24
Assets held-for-sale	1,095
Less: Loss accrual	(133)
Total assets held-for-sale	$962

Liabilities:
Policyholders’ account balances	$286
Future policy benefits and other policyholders’ liabilities	421
Amounts due to reinsurers	6
Other liabilities	11
Total liabilities held-for-sale	$724

25)     SUBSEQUENT EVENTS
Cash Dividend Declared
On February 26, 2020, Holdings’ Board of Directors declared a cash dividend on Holdings’ common stock of $0.15 per share, payable on March 16, 2020, to shareholders of record as of March 9, 2020. The payment of any future dividends will be at the discretion of Holdings’ Board of Directors and will depend on our financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by Holdings’ insurance subsidiaries and other factors deemed relevant by the Board.
Share Repurchase Authorization Program
On February 26, 2020, Holding’s Board of Directors authorized an increase of $600 million to the capacity of its existing share repurchase program. Under this program, Holdings may, from time to time through March 31, 2021, purchase up to $1 billion of its common stock through various means. Holdings may choose to suspend or discontinue the repurchase program at any time. The repurchase program does not obligate Holdings to purchase any particular number of shares.

EQUITABLE HOLDINGS, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2019 (1)

	Cost (2)	Fair Value	Carrying Value
	(in millions)
Fixed Maturities:
U.S. government, agencies and authorities	$14,410	$15,394	$14,410
State, municipalities and political subdivisions	638	705	638
Foreign governments	462	492	462
Public utilities	5,010	5,305	5,010
All other corporate bonds	40,890	42,894	40,890
Residential mortgage-backed	178	191	178
Asset-backed	848	849	848
Redeemable preferred stocks	501	513	501
Total fixed maturities	62,937	66,343	62,937
Mortgage loans on real estate (3)	12,107	12,334	12,107
Real estate held for the production of income	27	27	27
Policy loans	3,735	4,707	3,735
Other equity investments	1,350	1,344	1,344
Trading securities	6,770	7,031	7,031
Other invested assets	2,753	2,753	2,753
Total Investments	$89,679	$94,539	$89,934
______________

(1)	Excludes amounts reclassified as Held-for-Sale.

(2)
Cost for fixed maturities represents original cost, reduced by repayments and write-downs and adjusted for amortization of premiums or accretion of discount; cost for equity securities represents original cost reduced by write-downs; cost for other limited partnership interests represents original cost adjusted for equity in earnings and reduced by distributions.

(3)	Carrying value for mortgage loans on real estate represents original cost adjusted for amortization of premiums or accretion of discount and reduced by valuation allowance.

EQUITABLE HOLDINGS, INC.
SCHEDULE II
BALANCE SHEETS (PARENT COMPANY)
DECEMBER 31, 2019 AND 2018

	2019	2018
	(in millions, except share amounts)
ASSETS
Investment in consolidated subsidiaries	$15,966	$16,743
Fixed maturities available-for-sale, at fair value (amortized cost of $233 and $337)	236	336
Other equity investments	37	23
Other invested assets	—	80
Total investments	16,239	17,182
Cash and cash equivalents	1,353	407
Goodwill and other intangible assets, net	1,258	1,265
Loans to affiliates	560	572
Other assets	829	766
Total Assets	$20,239	$20,192

LIABILITIES
Short-term and long-term debt	$4,111	$4,408
Employee benefits liabilities	1,226	1,184
Loans from affiliates	1,200	600
Income taxes payable	68	16
Accrued liabilities	99	118
Total Liabilities	$6,704	$6,326

EQUITY ATTRIBUTABLE TO HOLDINGS
Preferred stock and additional paid-in capital, par value $1.00 per share; $25,000 liquidation preference at December 31, 2019	$775	$—
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 552,896,328 and 561,000,000 shares issued, respectively; 463,711,392 and 528,861,758 shares outstanding, respectively	5	5
Additional paid-in capital	1,920	1,908
Treasury stock, at cost, 89,184,936 and 32,138,242 shares, respectively	(1,832)	(640)
Retained earnings	11,827	13,989
Accumulated other comprehensive income (loss)	840	(1,396)
Total equity attributable to Holdings	13,535	13,866
Total Liabilities and Equity Attributable to Holdings	$20,239	$20,192

The financial information of Equitable Holdings, Inc. should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

EQUITABLE HOLDINGS, INC.
SCHEDULE II
STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) (PARENT COMPANY)
YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017

	2019	2018	2017
	(in millions)
REVENUES
Equity in income (losses) from continuing operations of consolidated subsidiaries	$(1,569)	$2,404	$863
Net investment income (loss)	29	30	8
Investment gains (losses), net	(1)	(8)	—
Other income	12	(1)	—
Total revenues	(1,529)	2,425	871

EXPENSES
Interest expense	237	214	31
Other operating costs and expenses	83	123	22
Total expenses	320	337	53
Income (loss) from continuing operations, before income taxes	(1,849)	2,088	818
Income tax (expense) benefit	116	(268)	16
Net income (loss) attributable to Holdings	(1,733)	1,820	834
Other comprehensive income (loss)	2,236	(1,192)	816
Total Comprehensive income (loss) attributable to Holdings	$503	$628	$1,647

The financial information of Equitable Holdings, Inc. should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

EQUITABLE HOLDINGS, INC.
SCHEDULE II
STATEMENTS OF CASH FLOWS (PARENT COMPANY)
YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017

	2019	2018	2017
	(in millions)
Net income (loss) attributable to Holdings	$(1,733)	$1,820	$834
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in net (earnings) loss of subsidiaries	1,569	(2,404)	(863)
Non-cash long term incentive compensation expense	69	—	—
Amortization and depreciation	33	—	—
Equity (income) loss limited partnerships	1	—	—
Changes in:
Current and deferred taxes	194	111	(14)
Dividends from subsidiaries	1,341	1,838	20
Other, net	(76)	(264)	24
Net cash provided by (used in) operating activities	$1,398	$1,101	$1

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$105	$18	$—
Short-term investments	80	1,038	—
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	—	(355)	—
Short-term investments	—	(1,113)	—
Other	(14)	(16)	—
Repayments of loans to affiliates	572	1,045	—
Issuance of loans to affiliates	(560)	(572)	(900)
Increase in cash and cash equivalents from merger of AXA Financial Inc.	—	381	—
Increase in cash and cash equivalents from merger of AXA Tech	11	—	—
Purchase of shares of consolidated subsidiaries	—	—	(55)
Other, net	—	(5)	—
Net cash provided by (used in) investing activities	$194	$421	$(955)

Cash flows from financing activities:
Issuance of preferred stock	$775	$—	$—
Issuance of long-term debt	—	4,057	—
Repayment of long-term debt	(300)	—	—
Proceeds from loans from affiliates	900	800	731
Repayments of loans from affiliates	(300)	(200)	(56)
Shareholder dividends paid	(285)	(157)	—
Purchase of AllianceBernstein Units	—	(1,340)	—
Purchase of treasury shares	(1,350)	(648)	—
Capital Contribution from parent company	—	8	318
Capital contribution to subsidiaries	(86)	(3,679)	—
Net cash provided by (used in) financing activities	$(646)	$(1,159)	$993

Change in cash and cash equivalents	946	363	39
Cash and cash equivalents, beginning of year	407	44	5
Cash and cash equivalents, end of year	$1,353	$407	$44

	2019	2018	2017
	(in millions)
Non-cash transactions:
Goodwill and intangible assets	$—	$1,079	$—
Equity Investments	$—	$8	$—
Other assets	$4	$774	$—
Settlement of long-term debt	$—	$(349)	$—
Employee benefit plans	$—	$(1,168)	$—
Other liabilities	$(16)	$(20)	$—
The financial information of Equitable Holdings, Inc. should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

EQUITABLE HOLDINGS, INC.
NOTES TO PARENT COMPANY FINANCIAL STATEMENTS
1)    BASIS OF PRESENTATION
The financial information of Holdings should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Equitable Holdings, Inc. (which changed its name from AXA Equitable Holdings, Inc. on January 13, 2020, “Holdings” and, with its consolidated subsidiaries, the “Company”) is the holding company for a diversified financial services organization.
2)    LOANS TO AFFILIATES
On November 4, 2019, Holdings made available to AB a $900 million committed, unsecured senior credit facility (the “EQH Facility”). The EQH Facility matures on November 4, 2024 and is available for AB's general business purposes. Borrowings by AB under the EQH Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates. The EQH Facility contains affirmative, negative and financial covenants which are substantially similar to those in AB’s committed bank facilities. The EQH Facility also includes customary events of default substantially similar to those in AB’s committed bank facilities, including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lender’s commitment may be terminated. Amounts under the EQH Facility may be borrowed, repaid and re-borrowed by AB from time to time until the maturity of the facility. AB or Holdings may reduce or terminate the commitment at any time without penalty upon proper notice. Holdings also may terminate the facility immediately upon a change of control of the general partner. At December 31, 2019 $560 million was outstanding under the EQH Facility.
In 2018, Equitable Life received a $572 million loan from Holdings. The loan had an interest rate of 3.75% and was repaid in March 2019. Interest income received in 2019 was $4 million.
In 2013, Colisee Re received a $145 million loan from Holdings. The loan was repaid on March 26, 2018.
3)    LOANS FROM AFFILIATES
In March 2010 AXA Financial issued Subordinated Notes to Equitable Life Insurance Company LTD in the amount of $770 million. This loan was repaid on April 20, 2018
In December 2014, AXA Financial received a $2,727 million, three-month LIBOR plus 1.06% margin term loan from AXA. AXA Financial repaid $520 million of this loan in June 2015 and repaid an additional $1,200 million of this loan in 2016. On April 20, 2018, the remainder of this loan was repaid.
In 2015, Holdings received a $366 million, three-month LIBOR plus 1.44% loan from AXA. This loan was repaid on April 20, 2018.
In December 2013, Coliseum Re issued $242 million and $145 million of 4.75% Senior Unsecured Notes to Holdings. These loans were repaid on April 20, 2018.
In 2017, Holdings received a $100 million and $10 million loan from AXA CS. The loans have interest rates of 1.86% and 1.76%, respectively, and were repaid on their maturity date of February 5, 2018.
In December 2017, Holdings received a $622 million, three-month LIBOR plus 0.439% margin term loan from AXA. The loan was repaid on April 20, 2018.
In April 2018, Holdings received a $800 million loan from Equitable Life. The loan has an interest rate of 3.69% and matures in April 2021. In December 2018, Holdings repaid $200 million of this loan. In December 2019, Holdings repaid $300 million. At December 2019, the amount outstanding was $300 million.
In November 2019, Holdings received a $900 million loan from Equitable Life. The loan has an interest rate of one- month LIBOR plus 1.33%. The loan matures on November 4, 2024.
Interest cost related to these loans totaled $26 million, $48 million and $77 million for the years ended December 31, 2019, 2018 and 2017, respectively.

4)    RELATED PARTY TRANSACTIONS
Disposition of AXA CS
See Note 13 of the Notes to the Consolidated Financial Statements.
Acquisition of Noncontrolling Interest of AXA Financial
See Note 13 of the Notes to the Consolidated Financial Statements.
Acquisition of Additional AB Units
See Note 13 of the Notes to the Consolidated Financial Statements.
Pre-IPO Transactions with AXA Affiliates
See Note 13 of the Notes to the Consolidated Financial Statements.
General Services Agreements with AXA Affiliates
See Note 13 of the Notes to the Consolidated Financial Statements.
5)    INCOME TAXES
Holdings and certain of its consolidated subsidiaries and affiliates file a consolidated federal income tax return. Holdings has tax sharing agreements with certain of its subsidiaries and generally will either receive or pay these subsidiaries for utilization of the subsidiaries’ tax benefits or expense. Holdings settles these amounts annually.
6)    ISSUANCE OF SERIES A FIXED RATE NONCUMULATIVE PERPETUAL PREFERRED STOCK
See Note 20 of the Notes to the Consolidated Financial Statements.
7)    SHARE REPURCHASE
See Note 20 of the Notes to the Consolidated Financial Statements.
8)    AXA FINANCIAL MERGER
On October 1, 2018, AXA Financial merged with and into its direct parent, Holdings, with Holdings continuing as the surviving entity (the “AXA Financial Merger”). As a result of the AXA Financial Merger, Holdings assumed all of AXA Financials’ assets and liabilities, including its obligations under the Senior Debentures, two assumption agreements under which it legally assumed primary liability for certain employee benefit plans of AXA Equitable Life and various guarantees for its subsidiaries. Holdings also replaced AXA Financial as a party to the $2 billion commercial paper program initiated by AXA and AXA Financial in June 2009. Holdings was removed as an issuer under the program in October 2018.

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

EQUITABLE HOLDINGS, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2019

	Individual Retirement	Group Retirement	Investment Management and Research	Protection Solutions	Corporate and Other	Total
	(in millions)
Deferred policy acquisition costs (3)	$3,285	$657	$—	$1,935	$13	$5,890
Policyholders’ account balances (3)	26,146	12,068	—	14,090	6,575	58,879
Future policy benefits and other policyholders' liabilities (3)	20,352	7	—	4,157	10,071	34,587
Policy charges and premium revenue	2,085	279	—	2,107	414	4,885
Net investment income (loss) (1)	(2,360)	599	61	939	460	(301)
Policyholders’ benefits and interest credited	2,334	304	—	2,123	850	5,611
Amortization of deferred policy acquisition costs	327	37	—	210	5	579
All other operating expenses (2)	785	319	2,710	575	1,047	5,436
_____________

(1)	Net investment income (loss) is allocated to segments. Includes net derivative gains (losses).

(2)	Operating expenses are allocated to segments.

(3)	Excludes amounts reclassified as Held-for-Sale.
AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2018

	Individual Retirement	Group Retirement	Investment Management and Research	Protection Solutions	Corporate and Other	Total
	(in millions)
Deferred policy acquisition costs	$3,229	$657	$—	$2,706	$153	$6,745
Policyholders’ account balances	20,798	11,617	—	13,989	3,519	49,923
Future policy benefits and other policyholders' liabilities	16,076	6	—	4,556	10,360	30,998
Policy charges and premium revenue	2,124	271	—	2,103	420	4,918
Net investment income (loss) (1)	497	552	36	903	474	2,462
Policyholders’ benefits and interest credited	590	294	—	2,308	813	4,005
Amortization of deferred policy acquisition costs	183	(8)	—	161	(3)	333
All other operating expenses (2)	764	325	2,538	561	1,091	5,279
_____________

(1)	Net investment income (loss) is allocated to segments. Includes net derivative gains (losses).

(2)	Operating expenses are allocated to segments.

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2017

	Individual Retirement	Group Retirement	Investment Management and Research	Protection Solutions	Corporate and Other	Total
	(in millions)
Policy charges and premium revenue	$2,116	$248	$—	$1,995	$458	$4,817
Net investment income (loss) (1)	1,292	523	118	850	513	3,296
Policyholders’ benefits and interest credited	2,728	282	—	1,432	919	5,361
Amortization of deferred policy acquisition costs	114	25	—	374	(10)	503
All other operating expenses (2)	881	463	2,517	734	695	5,290
_____________

(1)	Net investment income (loss) is allocated to segments. Includes net derivative gains (losses).

(2)	Operating expenses are allocated to segments.

EQUITABLE HOLDINGS, INC.
SCHEDULE IV
REINSURANCE (1)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(in millions)
2019
Life insurance in-force	$492,780	$65,427	$32,365	$459,718	7.0%

Premiums:
Life insurance and annuities	$971	$101	$211	$1,081	19.5%
Accident and health	97	40	9	66	13.6%
Total Premiums	$1,068	$141	$220	$1,147	19.2%

2018
Life insurance in-force	$488,431	$69,255	$31,249	$450,425	6.9%

Premiums:
Life insurance and annuities	$963	$100	$204	$1,067	19.1%
Accident and health	49	32	10	27	37.0%
Total Premiums	$1,012	$132	$214	$1,094	19.6%

2017
Life insurance in-force	$483,010	$73,049	$31,886	$441,847	7.2%

Premiums:
Life insurance and annuities	$984	$103	$216	$1,097	19.7%
Accident and health	54	36	9	27	33.3%
Total Premiums	$1,038	$139	$225	$1,124	20.0%
______________

(1)	Includes amounts related to the discontinued group life and health business.

Part II, Item 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Part II, Item 9A
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The management of the Company, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2019. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls were not effective as of December 31, 2019 due to a material weakness in internal control over financial reporting, as described below.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We did not maintain effective controls to timely validate that actuarial models are properly configured to capture all relevant product features and provide reasonable assurance timely reviews of assumptions and data have occurred, and, as a result, errors were identified in future policyholders’ benefits and deferred policy acquisition costs balances.
As a result, misstatements in the Company’s previously issued annual and interim financial statements were:

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

Until remediated, there is a reasonable possibility that this material weakness could result in a material misstatement of the Company’s consolidated financial statements or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.
Remediation Status of Material Weaknesses
As previously reported, for the annual period ended December 31, 2018, the Company identified two material weaknesses in the design and operation of the Company’s internal control over financial reporting. At that time, the Company did not:
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
As of December 31, 2019, management has completed the remediation activities summarized below. For the material weakness related to insufficient personnel and journal entry process, management has performed testing to verify the effective design and successful operating effectiveness of the new or enhanced controls. As a result, the Company concluded that it had remediated the material weakness related to insufficient personnel and journal entry process as of that date. For the material weakness related to Actuarial Models, Assumptions and Data, management has implemented and tested new or enhanced controls as described below, but determined that further sustained is necessary.
Remediation Activities: Material Weakness Related to Actuarial Models, Assumptions and Data

•	We have designed, implemented and tested an enhanced model validation control framework, including a rotational schedule to periodically re-validate all U.S. GAAP models.

•	We have designed, implemented and tested enhanced controls and governance processes for new model implementations.

•	We have designed, implemented and tested enhanced controls for model changes.

•	We have designed, implemented and tested enhanced controls over the annual assumption setting process, including a comprehensive master assumption inventory and risk framework.

•	We have designed, implemented and tested new controls and are redesigning certain of these controls to validate the reliability of significant data flows feeding actuarial models and assumptions
Given that certain controls noted above have only operated effectively in one financial closing cycle during the year, we have determined that further work and sustained operation is appropriate before concluding the controls are operationally effective.
Remediation Activities: Material Weakness Related to Insufficient Personnel and Journal Entry Process

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

•
We have designed, implemented and tested new management review controls within the period end financial reporting process that operate at a level of precision sufficient to detect errors that could result in a material misstatement.

Changes in Internal Control Over Financial Reporting
Except with respect to our remedial actions described above, there have been no changes in our internal control over financial reporting that have occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II, Item 9B.
OTHER INFORMATION
None.

Part III, Item 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to, and will be contained in, the Company’s 2020 Proxy Statement.
Part III, Item 11.
EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to, and will be contained in, the Company’s 2020 Proxy Statement.
Part III, Item 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information as of December 31, 2019, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our common stock. For additional information about our equity compensation plans, see Note 15 of Notes to the Consolidated Financial Statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders
Omnibus Plan	6,819,575	(1)	$19.72	(2)	5,515,168
Stock Purchase Plan (3)					7,302,016
Equity compensation plans not approved by security holders	—				—
Total	6,819,575				12,814,184

(1)
Represents 2,317,991 outstanding Options, 2,578,980 outstanding Restricted Stock Units and 1,922,604 outstanding Performance Shares as of December 31, 2019 under the 2018 & 2019 Omnibus Plan. Totals include dividend equivalents on Performance Shares of 30,142 and on Restricted Stock Units of 81,550. The number of Performance Shares represents the number of shares that would be received based on maximum performance, reduced for cancellations through December 31, 2019. The actual number of shares the Compensation Committee will award at the end of each performance period will range between 0% and 200% of the target number of units granted, based upon a measure of the reported performance of the Company relative to stated goals.

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

All of the other information required by this item is incorporated by reference to, and will be contained in, the Company’s 2020 Proxy Statement.
Part III, Item 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to, and will be contained in, the Company’s 2020 Proxy Statement.
Part III, Item 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to, and will be contained in, the Company’s 2020 Proxy Statement.

Part IV, Item 15.
EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:

		Page Number
1.	Financial Statements—Item 8. Financial Statements and Supplementary Data	144
2.	Financial Statement Schedules:
	Schedule I—Summary of Investments Other Than Investments in Related Parties as of December 31, 2019	245
	Schedule II—Condensed Financial Information of Parent Company as of December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018 and 2017	246
	Schedule III—Supplementary Insurance Information as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017	253
	Schedule IV—Reinsurance for the years ended December 31, 2019, 2018 and 2017	255
3.	Exhibits: See the accompanying Index to Exhibits.

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

Assets under administration (“AUA”)
Includes non-insurance client assets that are invested in our savings and investment products or serviced by our Equitable Advisors platform. We provide administrative services for these assets and generally record the revenues received as distribution fees.

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

3.1.1	Certificate of Amendment of Certificate of Incorporation, effective January 13, 2020 (incorporated by reference to Exhibit 3.1 to Holdings’ Form 8-K, filed on January 10, 2010).
3.2	Amended and Restated By-laws of AXA Equitable Holdings, Inc. (incorporated by reference to Exhibit 3.2 to Holdings’ Form 8-K, filed on January 10, 2010).
3.3	Certificate of Designations with respect to the Preferred Stock of the Company, dated November 21, 2019 (incorporated by reference to Exhibit 3.1 to Holdings’ Form 8-K filed on November 21, 2019).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of AXA Equitable Holdings, Inc., File No. 333-221521 (the “IPO Form S-1”)).
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

4.9#	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1	Shareholder Agreement, dated as of May 4, 2018, between AXA S.A. and AXA Equitable Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Q-1 2018 Form 10-Q).
10.2	Registration Rights Agreement, dated as of May 4, 2018, between AXA S.A. and AXA Equitable Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Q-1 2018 Form 10-Q).
10.3	Tax Sharing Agreement, dated March 28, 2018, between AXA S.A., AXA Investment Managers S.A. and AXA Equitable Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the IPO Form S-1).
10.4	Transitional Services Agreement, dated as of May 4, 2018, between AXA S.A. and AXA Equitable Holdings, Inc. (incorporated by reference to Exhibit 10.4 to the Q-1 2018 Form 10-Q).
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

10.7.3†
Letter Agreement, dated February 27, 2019, between AXA Equitable Holdings, Inc., AXA Equitable Life Insurance Company and Mark Pearson. (incorporated by reference to Exhibit 10.7.3 to Holdings’ Form 10-K for the fiscal year ended December 31, 2018, as filed March 8, 2019 (the “2018 Form 10-K”)).

10.7.4†
Waiver Agreement, dated May 9, 2019, to Mark Pearson’s Employment Agreement dated March 9, 2011 (incorporated by reference to Exhibit 10.1 to AXA Equitable Holdings, Inc.’s Form 10-Q for the quarterly period ending June 30, 2019, as filed on August 9, 2019).

10.7.5†
Letter Agreement, dated December 18, 2019, between AXA Equitable Holdings, Inc., AXA Equitable Life Insurance Company and Mark Pearson (incorporated by reference to Exhibit 10.1 to Holdings’ Form 8-K filed on December 19, 2019).

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

10.13†
Profit Sharing Plan for Employees of AllianceBernstein L.P., as amended and restated as of January 1, 2015 and as further amended as of January 1, 2017 (incorporated by reference to Exhibit 10.05 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2015, as filed February 11, 2016).

10.14†
Amendment to the Profit Sharing Plan for Employees of AllianceBernstein L.P., dated as of October 20, 2016 and effective as of January 1, 2017 (incorporated by reference to Exhibit 10.06 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2016, as filed February 14, 2017).

10.15†
Employment Agreement, dated as of April 28, 2017, among Seth Bernstein, AllianceBernstein Holding L.P., AllianceBernstein L.P. and AllianceBernstein Corporation (incorporated by reference to Exhibit 10.3 to AB Holding’s Form 8-K as filed May 1, 2017).

10.15.1†	Amendment to Seth P. Bernstein’s Employment Agreement (incorporated by reference to Exhibit 10.01 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2018, as filed February 13, 2019).
10.15.2†	Amendment to Seth P. Bernstein’s Employment Agreement (incorporated by reference to Exhibit 10.2 to Holdings’ Form 8-K filed on December 19, 2019).
10.16†	AllianceBernstein L.P. 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.06 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2017, as filed February 13, 2018).
10.17
Revolving Credit Agreement by and among AXA Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto, the banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.22 to the IPO Form S-1).

10.18†	Form of Performance Share Award Agreement under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.23 to the Q-1 2018 Form 10-Q).
10.19
Reimbursement Agreement by and among AXA Equitable Holdings, Inc. the Subsidiary Account Parties (as defined therein) party thereto and Natixis, New York Branch (incorporated by reference to Exhibit 10.25 to the IPO Form S-1 ).

10.20
Reimbursement Agreement by and among AXA Equitable Holdings, Inc. the Subsidiary Account Parties (as defined therein) party thereto and HSBC Bank USA, National Association (incorporated by reference to Exhibit 10.26 to the IPO Form S-1).

10.21
Reimbursement Agreement by and among AXA Equitable Holdings, Inc. the Subsidiary Account Parties (as defined therein) party thereto and Citibank Europe PLC (incorporated by reference to Exhibit 10.27 to the IPO Form S-1).

10.22
Reimbursement Agreement by and among AXA Equitable Holdings, Inc. the Subsidiary Account Parties (as defined therein) party thereto and Credit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.28 to the IPO Form S-1).

10.23
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

10.27†	Letter Agreement between AXA Equitable Life Insurance Company and George Stansfield, dated June 30, 2015 (incorporated by reference to Exhibit 10.34 to the IPO Form S-1).
10.28†	AXA Stock Option Plan for AXA Financial Employees and Associates (incorporated by reference to Exhibit 10.36 to the IPO Form S-1).
10.29†	Form of Option Grant Letter under the AXA Stock Option Plan for AXA Financial Employees and Associates (Mark Pearson) (incorporated by reference to Exhibit 10.37 to the IPO Form S-1).
10.30†	Form of Option Grant Letter under the AXA Stock Option Plan for AXA Financial Employees and Associates (Executive Officers) (incorporated by reference to Exhibit 10.38 to the IPO Form S-1).
10.31†	Form of Option Agreement under the AXA Stock Option Plan for AXA Financial Employees and Associates (incorporated by reference to Exhibit 10.39 to the IPO Form S-1).
10.32†	Rules of 2015 AXA International Performance Share Plan and Addendum for AXA Financial Participants (incorporated by reference to Exhibit 10.41 to the IPO Form S-1).
10.33†	Rules of 2016 AXA International Performance Share Plan and Addendum for AXA Financial Participants (incorporated by reference to Exhibit 10.42 to the IPO Form S-1).
10.34†	Rules of AXA 2017 International Performance Shares Plan and Addendum for AXA Financial Participants (incorporated by reference to Exhibit 10.43 to the IPO Form S-1).
10.35†	AXA Equitable Severance Benefit Plan (incorporated by reference to Exhibit 10.45 to the IPO Form S-1).
10.36†	AXA Equitable Supplemental Severance Plan for Executives (incorporated by reference to Exhibit 10.25 to the Q-1 2018 Form 10-Q).
10.37†	AXA Equitable Executive Survivor Benefits Plan (incorporated by reference to Exhibit 10.47 to the IPO Form S-1).
10.38†	Amended and Restated Variable Deferred Compensation Plan for Executives (incorporated by reference to Exhibit 10.48 to the IPO Form S-1).
10.39†	Amended and Restated AXA Equitable Post-2004 Variable Deferred Compensation Plan for Executives (incorporated by reference to Exhibit 10.49 to the IPO Form S-1).
10.40†	AXA Equitable Excess Retirement Plan (incorporated by reference to Exhibit 10.50 to the IPO Form S-1).
10.41†	AXA Financial, Inc. Equity Plan for Directors (incorporated by reference to Exhibit 10.51 to the IPO Form S-1).
10.42†	Form of Stock Option Agreement under the AXA Financial, Inc. Equity Plan for Directors (incorporated by reference to Exhibit 10.52 to the IPO Form S-1).
10.43†	Form of Restricted Stock Agreement under the AXA Financial, Inc. Equity Plan for Directors (incorporated by reference to Exhibit 10.53 to the IPO Form S-1).
10.44†	AXA Equitable Post-2004 Variable Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.54 to the IPO Form S-1).
10.45†	AXA Financial, Inc. Charitable Award Program for Directors (incorporated by reference to Exhibit 10.55 to the IPO Form S-1).
10.46†	AXA Equitable Holdings, Inc. Short-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.56 to the IPO Form S-1).
10.47†	AXA Equitable Holdings, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.57 to the IPO Form S-1).
10.48†	Form of Transaction Incentive Award Agreement under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.21 to the Q-1 2018 Form 10-Q).
10.49†	Form of Restricted Stock Unit Award Agreement under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.22 to the Q-1 2018 Form 10-Q).

10.50†	Form of Stock Option Award Agreement under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.24 to the Q-1 2018 Form 10-Q).
10.51†	AXA Equitable Holdings, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.61 to the 2018 Form 10-K).
10.52†	AXA Equitable Holdings, Inc. Stock Purchase Plan (incorporated by reference to Exhibit 10.62 to the 2018 Form 10-K).
10.53†
Amendment to the Profit Sharing Plan for Employees of AllianceBernstein L.P., dated as of April 1, 2018 (incorporated by reference to Exhibit 10.12 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2018, as filed February 13, 2019).

10.54†	Amendment to the AXA Equitable Post-2004 Variable Deferred Compensation Plan for Executives, effective as of January 1, 2019 (incorporated by reference to Exhibit 10.69 to the 2018 Form 10-K).
10.55†	Form of Performance Shares Award Agreement under the 2018 Omnibus Incentive Plan, effective as of February 14, 2019 (incorporated by reference to Exhibit 10.70 to the 2018 Form 10-K).
10.56†	Form of Restricted Stock Unit Award Agreement under the 2018 Omnibus Incentive Plan, effective as of February 14, 2019 (incorporated by reference to Exhibit 10.71 to the 2018 Form 10-K).
10.57†	Form of Stock Option Award Agreement under the 2018 Omnibus Incentive Plan, effective as of February 14, 2019 (incorporated by reference to Exhibit 10.70 to the 2018 Form 10-K).
10.58
Share Repurchase Agreement between AXA S.A. and AXA Equitable Holdings, Inc., dated as of March 18, 2019 (incorporated by reference to Exhibit 10.73 to the Registration Statement on Form S-1 of AXA Equitable Holdings, Inc., File No. 333-230367).

10.59†
AXA Equitable Supplemental Severance Plan for Executives, as amended and restated as of August 9, 2019 (incorporated by reference to Exhibit 10.2 to AXA Equitable Holdings, Inc.’s Form 10-Q for the quarterly period ending June 30, 2019, as filed on August 9, 2019).

10.60†	AllianceBernstein 2019 Incentive Compensation Award Program (incorporated by reference to Exhibit 10.01 of AB Holding’s Form 10-K, as filed February 12, 2020 (the “AB 2019 Form 10-K”).
10.61†	AllianceBernstein 2019 Deferred Cash Compensation Program (incorporated by reference to Exhibit 10.02 of the AB 2019 Form 10-K).
10.62†
Form of Award Agreement, dated as of December 31, 2019, under Incentive Compensation Award Program, Deferred Cash Compensation Program and AB 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.03 of the AB 2019 Form 10-K).

10.63†	Form of Award Agreement under AB 2017 Long Term Incentive Plan relating to equity compensation awards to Independent Directors (incorporated by reference to Exhibit 10.04 of the AB 2019 Form 10-K).
21.1#	List of Subsidiaries of AXA Equitable Holdings, Inc.
23.1#	Consent of PricewaterhouseCoopers LLP.
31.1#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

#	Filed herewith.
†	Identifies each management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Equitable Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2020.

EQUITABLE HOLDINGS, INC.

By:	/s/ Mark Pearson
Name: Mark Pearson
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on February 27, 2020.

Signature	Title

/s/ Mark Pearson	President and Chief Executive Officer and Director (Principal Executive Officer)
Mark Pearson

/s/ Anders B. Malmström	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Anders B. Malmström

/s/ William Eckert	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
William Eckert

/s/ Daniel G. Kaye	Director
Daniel G. Kaye

/s/ Joan M. Lamm-Tennant	Director
Joan M. Lamm-Tennant

/s/ Kristi A. Matus	Director
Kristi A. Matus

/s/ Ramon de Oliveira	Chairman of the Board
Ramon de Oliveira

/s/ Bertram L. Scott	Director
Bertram L. Scott

/s/ George H. Stansfield	Director
George H. Stansfield

/s/ Charles G. T. Stonehill	Director
Charles G. T. Stonehill