Form 10-Q
period 2020-03-31
Equitable Holdings, Inc.
filed 2020-05-07
CIK 1333986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2020, 450,549,631 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

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
These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) conditions in the financial markets and economy, including equity market declines and volatility, interest rate fluctuations, impacts on our goodwill and changes in liquidity, access to and cost of capital and the impact of COVID-19 and related economic conditions; (ii) operational factors, including reliance on the payment of dividends to Holdings by its subsidiaries, remediation of our material weakness, indebtedness, protection of confidential customer information or proprietary business information, information systems failing or being compromised, strong industry competition and catastrophic events, such as the outbreak of pandemic diseases including COVID-19; (iii) credit, counterparties and investments, including counterparty default on derivative contracts, failure of financial institutions, defaults, errors or omissions by third parties and affiliates and gross unrealized losses on fixed maturity and equity securities; (iv) our reinsurance and hedging programs; (v) our products, structure and product distribution, including variable annuity guaranteed benefits features within certain of our products, complex regulation and administration of our products, variations in statutory capital requirements, financial strength and claims-paying ratings and key product distribution relationships; (vi) estimates, assumptions and valuations, including risk management policies and procedures, potential inadequacy of reserves, actual mortality, longevity, morbidity and lapse experience differing from pricing expectations or reserves, amortization of deferred acquisition costs and financial models; (vii) our Investment Management and Research segment, including fluctuations in assets under management, the industry-wide shift from actively-managed investment services to passive services and potential termination of investment advisory agreements; (viii) legal and regulatory risks, including federal and state legislation affecting financial institutions, insurance regulation and tax reform; (ix) risks related to separation from, and continuing relationship with, AXA, including costs associated with separation and rebranding; and (x) risks related to our common stock and future offerings, including the market price for our common stock being volatile and potential stock price declines due to future sales of shares by existing stockholders.
Forward-looking statements should be read in conjunction with the other cautionary statements, risks, uncertainties and other factors identified in Holdings’ Annual Report on Form 10-K for the year ended December 31, 2019, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q, including in the section entitled “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
EQUITABLE HOLDINGS, INC.
Consolidated Balance Sheets
March 31, 2020 (Unaudited) and December 31, 2019

	March 31, 2020	December 31, 2019
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $65,044 and $62,937) (allowance for credit losses of $2 at March 31, 2020)	$70,321	$66,343
Mortgage loans on real estate (net of allowance for credit losses of $46 at March 31, 2020)	12,123	12,107
Policy loans	3,720	3,735
Other equity investments (1)	1,406	1,344
Trading securities, at fair value	6,534	7,031
Other invested assets (1)	2,112	2,780
Total investments	96,216	93,340
Cash and cash equivalents (1)	10,315	4,405
Cash and securities segregated, at fair value	2,013	1,095
Broker-dealer related receivables	2,436	1,987
Deferred policy acquisition costs	4,809	5,890
Goodwill and other intangible assets, net	4,760	4,751
Amounts due from reinsurers (allowance for credit losses of $6 at March 31, 2020)	4,614	4,592
GMIB reinsurance contract asset, at fair value	2,823	2,139
Other assets (1)	5,824	3,799
Assets held-for-sale	843	962
Separate Accounts assets	106,128	126,910
Total Assets	$240,781	$249,870
LIABILITIES
Policyholders’ account balances	$55,810	$58,879
Future policy benefits and other policyholders' liabilities	37,968	34,587
Broker-dealer related payables	1,001	722
Customer related payables	3,630	2,523
Amounts due to reinsurers	1,380	1,404
Short-term and long-term debt	4,217	4,111
Current and deferred income taxes	2,355	549
Other liabilities (1)	5,716	3,970
Liabilities held-for-sale	679	724
Separate Accounts liabilities	106,128	126,910
Total Liabilities	$218,884	$234,379
Redeemable noncontrolling interest (1) (2)	$257	$365
Commitments and contingent liabilities (Note 14)
EQUITY
Equity attributable to Holdings:
Preferred stock and additional paid-in capital, $1 par value, 32 million shares authorized, issued and outstanding; $25,000 liquidation preference	$775	$775
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 552,896,328 and 552,896,328 shares issued, respectively; 450,584,788 and 463,711,392 shares outstanding, respectively	5	5
Additional paid-in capital	1,930	1,920
Treasury stock, at cost, 102,311,540 and 89,184,936 shares, respectively	(2,025)	(1,832)
Retained earnings	17,112	11,827
Accumulated other comprehensive income (loss)	2,289	840
Total equity attributable to Holdings	20,086	13,535
Noncontrolling interest	1,554	1,591
Total Equity	21,640	15,126
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$240,781	$249,870
____________

(1)	See Note 2 for details of balances with variable interest entities.

(2)	See Note 13 for details of Redeemable noncontrolling interest.
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Income (Loss)
For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$991	$931
Premiums	289	283
Net derivative gains (losses)	9,401	(1,630)
Net investment income (loss)	616	1,015
Investment gains (losses), net:
Credit losses on AFS debt securities and loans	(12)	—
Other investment gains (losses), net	16	(11)
Total investment gains (losses), net	4	(11)
Investment management and service fees	1,136	999
Other income	156	127
Total revenues	12,593	1,714

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	2,788	880
Interest credited to policyholders’ account balances	317	304
Compensation and benefits	526	509
Commissions and distribution-related payments	338	281
Interest expense	52	56
Amortization of deferred policy acquisition costs	1,248	198
Other operating costs and expenses	437	410
Total benefits and other deductions	5,706	2,638
Income (loss) from continuing operations, before income taxes	6,887	(924)
Income tax (expense) benefit	(1,440)	215
Net income (loss)	5,447	(709)
Less: Net income (loss) attributable to the noncontrolling interest	37	66
Net income (loss) attributable to Holdings	5,410	(775)
Less: Preferred stock dividends	13	—
Net income (loss) available to Holdings’ common shareholders	$5,397	$(775)

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$11.71	$(1.50)
Diluted	$11.65	$(1.50)
Weighted average common shares outstanding (in millions):
Basic	461.0	518.0
Diluted	463.5	518.0

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$5,447	$(709)
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	1,434	834
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	28	49
Foreign currency translation adjustment	(21)	(1)
Total other comprehensive income (loss), net of income taxes	1,441	882
Comprehensive income (loss)	6,888	173
Less: Comprehensive income (loss) attributable to the noncontrolling interest	29	65
Comprehensive income (loss) attributable to Holdings	$6,859	$108

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Equity
For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

		Three Months Ended March 31,
		Equity Attributable to Holdings
	Preferred Stock and Additional Paid-In Capital	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity

January 1, 2020	$775	$5	$1,920	$(1,832)	$11,827	$840	$13,535	$1,591	$15,126
Cumulative effect of adoption of ASU 2016-03, CECL	—	—	—	—	(30)	—	(30)	—	(30)
Stock compensation	—	—	14	13	—	—	27	3	30
Purchase of treasury stock	—	—	—	(206)	—	—	(206)	—	(206)
Reissuance of treasury stock		—	—	—	(13)	—	(13)	—	(13)
Repurchase of AB Holding units	—	—	6	—	—	—	6	(6)	—
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(93)	(93)
Dividends on common stock (cash dividends declared per common share of $0.15 in 2020)	—	—	—	—	(69)	—	(69)	—	(69)
Dividends on preferred stock	—	—	—	—	(13)	—	(13)	—	(13)
Net income (loss)	—	—	—	—	5,410	—	5,410	67	5,477
Other comprehensive income (loss)	—	—	—	—	—	1,449	1,449	(8)	1,441
Other	—	—	(10)	—	—	—	(10)	—	(10)
March 31, 2020	$775	$5	$1,930	$(2,025)	$17,112	$2,289	$20,086	$1,554	$21,640

January 1, 2019	$—	$5	$1,908	$(640)	$13,989	$(1,396)	$13,866	$1,566	$15,432
Stock compensation	—	—	(19)	—	—	—	(19)	9	(10)
Purchase of treasury stock	—	—	—	(594)	—	—	(594)	—	(594)
Retirement of common stock	—	—	—	—	(142)	—	(142)	—	(142)
Repurchase of AB Holding units	—	—	—	—	—	—	—	(21)	(21)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(68)	(68)
Dividends on common stock (cash dividends declared per common share of $0.13 in 2019)	—	—	—	—	(68)	—	(68)	—	(68)
Net income (loss)	—	—	—	—	(775)	—	(775)	54	(721)
Other comprehensive income (loss)	—	—	—	—	—	883	883	(1)	882
Other	—	—	(8)	—	—	—	(8)	—	(8)
March 31, 2019	$—	$5	$1,881	$(1,234)	$13,004	$(513)	$13,143	$1,539	$14,682

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in millions)
Cash flows from operating activities:
Net income (loss)	$5,447	$(709)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	317	304
Policy charges and fee income	(991)	(931)
Net derivative (gains) losses	(9,401)	1,630
Credit losses on AFS debt securities and loans	12	—
Investment (gains) losses, net	(65)	11
Loss on businesses held for sale	49	—
Realized and unrealized (gains) losses on trading securities	170	(294)
Non-cash long term incentive compensation expense	5	42
Amortization and depreciation	1,275	239
Equity (income) loss from limited partnerships	22	(13)
Changes in:
Net broker-dealer and customer related receivables/payables	881	(221)
Reinsurance recoverable	(113)	(18)
Segregated cash and securities, net	(918)	(93)
Capitalization of deferred policy acquisition costs	(185)	(173)
Future policy benefits	1,936	22
Current and deferred income taxes	1,425	183
Other, net	(448)	(88)
Net cash provided by (used in) operating activities	$(582)	$(109)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$2,762	$2,900
Mortgage loans on real estate	120	216
Trading account securities	510	3,843
Real estate joint ventures	—	1
Short term investments	718	794
Other	147	48
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(4,993)	(5,187)
Mortgage loans on real estate	(181)	(517)
Trading account securities	(166)	(536)
Short term investments	(359)	(685)
Other	(194)	(74)
Cash settlements related to derivative instruments	5,581	(1,005)
Investment in capitalized software, leasehold improvements and EDP equipment	(14)	(16)
Other, net	216	148
Net cash provided by (used in) investing activities	$4,147	$(70)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$2,507	$2,430
Withdrawals	(1,099)	(1,067)
Transfers (to) from Separate Accounts	513	424

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in millions)
Change in short-term financings	105	(6)
Change in collateralized pledged assets	44	(6)
Change in collateralized pledged liabilities	657	631
(Decrease) increase in overdrafts payable	85	(65)
Dividends paid on common stock	(69)	(68)
Dividends paid on preferred stock	(13)	—
Purchases of AB Holding Units to fund long-term incentive compensation plan awards	(18)	—
Purchase of treasury shares	(205)	(744)
Purchases (redemptions) of noncontrolling interests of consolidated company-sponsored investment funds	(74)	—
Distribution to noncontrolling interest of consolidated subsidiaries	(93)	(68)
Increase (decrease) in securities sold under agreement to repurchase	—	(573)
Other, net	(6)	(50)
Net cash provided by (used in) financing activities	$2,334	$838

Effect of exchange rate changes on cash and cash equivalents	$(13)	$1
Change in cash and cash equivalents	5,886	660
Cash and cash equivalents, beginning of year	4,405	4,469
Change in cash of businesses held for sale	24	—
Cash and cash equivalents, end of year	$10,315	$5,129

Non-cash transactions:
Right-of-use assets obtained in exchange for lease obligations	$14	$3

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited)

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
At March 31, 2020 and December 31, 2019, the Company’s economic interest in AB was approximately 65% and 65%, respectively. The general partner of AB, AllianceBernstein Corporation (the “General Partner”), is a wholly-owned subsidiary of the Company. Because the General Partner has the authority to manage and control the business of AB, AB is consolidated in the Company’s financial statements for all periods.
2)     SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The unaudited interim consolidated financial statements (the “consolidated financial statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to the Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).
In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature, with the exception of the Company’s update of its interest rate assumption as further described in Assumption Updates and Model Changes. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
The accompanying consolidated financial statements present the consolidated results of operations, financial condition, and cash flows of the Company and its subsidiaries and those investment companies, partnerships and joint

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

ventures in which the Company has control and a majority economic interest as well as those variable interest entities (“VIEs”) that meet the requirements for consolidation.
All significant intercompany transactions and balances have been eliminated in consolidation. The terms “first quarter 2020” and “first quarter 2019” refer to the three months ended March 31, 2020 and 2019, respectively.
Adoption of New Accounting Pronouncements

Description	Effect on the Financial Statement or Other Significant Matters
ASU 2016-13: Financial Instruments—Credit Losses (Topic 326), as clarified and amended by ASU 2018-19: Codification Improvements to Topic 326, Financial Instruments—Credit Losses, ASU 2019-04: Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments and ASU 2019-05: Financial Instruments—Credit Losses (Topic 326) Targeted Transition Relief, ASU 2019-11: Codification Improvements to Topic 326, Financial Instruments—Credit Losses

ASU 2016-13 contains new guidance which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.

ASU 2019-05 provides entities that have instruments within the scope of Subtopic 326-20 an option to irrevocably elect the fair value option on an instrument-by instrument basis upon adoption of Topic 326.

ASU 2018-19, ASU 2019-04 and ASU 2019-11 clarified the codification guidance and did not materially change the standard.

On January 1, 2020, the Company adopted the new standard and completed implementation of its updated expected credit loss models, processes and controls related to the identified financial assets that fall within the scope of the new standard. Upon adoption, the Company recorded a cumulative effect adjustment to reduce the opening retained earnings balance by approximately $40 million, on a pre-tax and pre-DAC basis. The adjustment is primarily attributable to an increase in the allowance for credit losses associated with the Company’s commercial and agricultural mortgage loan portfolios and reinsurance.

Results for reporting periods beginning after January 1, 2020 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

ASU 2018-13: Fair Value Measurement (Topic 820)
This ASU improves the effectiveness of fair value disclosures in the notes to financial statements. Amendments in this ASU impact the disclosure requirements in Topic 820, including the removal, modification and addition to existing disclosure requirements.

The Company elected to early adopt during 2019 the removed disclosures relating to transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and valuation processes for Level 3 fair value measurements. The Company adopted the additional disclosures related to Level 3 fair value information on January 1, 2020.

ASU 2018-17: Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities
This ASU provides guidance requiring that indirect interests held through related parties in common control arrangements be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests.
The Company adopted this new standard effective for January 1, 2020. Adoption of this standard did not materially impact the Company’s financial position or results of operations.

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
Notes to Consolidated Financial Statements (Unaudited), Continued

Description	Effective Date and Method of Adoption	Effect on the Financial Statement or Other Significant Matters
Measurement of the liability for future policy benefits for traditional and limited payment contracts. The ASU requires companies to review, and if necessary, update cash flow assumptions at least annually for non-participating traditional and limited-payment insurance contracts. Interest rates used to discount the liability will need to be updated quarterly using an upper medium grade (low credit risk) fixed-income instrument yield.

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

For the liability for future policyholder benefits for traditional and limited payment contracts, companies can elect one of two adoption methods. Companies can either elect a modified retrospective transition method applied to contracts in force as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in Accumulated other comprehensive income (“AOCI”) or a full retrospective transition method using actual historical experience information as of contract inception. The same adoption method must be used for deferred policy acquisition costs.

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

ASU2020-04: Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
The amendments in this ASU provide optional expedients and exceptions to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.  The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.

	This ASU is effective as of March 12, 2020 through December 31, 2022.	The Company will determine the applicability of the optional expedients and exceptions provided under the ASU as reference rate reform continues to develop.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Investments
The carrying values of fixed maturities classified as available-for-sale (“AFS”) are reported at fair value. Changes in fair value are reported in other comprehensive income (“OCI”), net of allowance for credit losses, policy related amounts and deferred income taxes. With the adoption of the new Financial Instruments-Credit Losses standard, changes in credit losses are recognized in Investment gains (losses), net. The redeemable preferred stock investments that are reported in fixed maturities include real estate investment trusts (“REIT”), perpetual preferred stock and redeemable preferred stock. These securities may not have a stated maturity, may not be cumulative and do not provide for mandatory redemption by the issuer.
The Company determines the fair values of fixed maturities and equity securities based upon quoted prices in active markets, when available, or through the use of alternative approaches when market quotes are not readily accessible or available. These alternative approaches include matrix or model pricing and use of independent pricing services, each supported by reference to principal market trades or other observable market assumptions for similar securities. More specifically, the matrix pricing approach to fair value is a discounted cash flow methodology that incorporates market interest rates commensurate with the credit quality and duration of the investment. The Company’s management, with the assistance of its investment advisors, evaluates AFS debt securities that experienced a decline in fair value below amortized cost for credit losses which are evaluated in accordance with the new financial instruments credit losses guidance effective January 1, 2020. Integral to this review is an assessment made each quarter, on a security-by-security basis, by the Company’s Investments Under Surveillance (“IUS”) Committee, of various indicators of credit deterioration to determine whether the investment security has experienced a credit loss. This assessment includes, but is not limited to, consideration of the severity of the unrealized loss, failure, if any, of the issuer of the security to make scheduled payments, actions taken by rating agencies, adverse conditions specifically related to the security or sector, the financial strength, liquidity and continued viability of the issuer.
The Company recognizes an allowance for credit losses on AFS debt securities with a corresponding adjustment to earnings rather than a direct write down that reduces the cost basis of the investment, and credit losses are limited to the amount by which the security’s amortized cost basis exceeds its fair value. Any improvements in estimated credit losses on AFS debt securities are recognized immediately in earnings. Management does not use the length of time a security has been in an unrealized loss position as a factor, either by itself or in combination with other factors, to conclude that a credit loss does not exist, as they were permitted to do prior to January 1, 2020.
If there is no intent to sell or likely requirement to dispose of the fixed maturity security before its recovery, only the credit loss component of any resulting allowance is recognized in income (loss) and the remainder of the fair value loss is recognized in OCI. The amount of credit loss is the shortfall of the present value of the cash flows expected to be collected as compared to the amortized cost basis of the security. The present value is calculated by discounting management’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security at the date of acquisition. Projections of future cash flows are based on assumptions regarding probability of default and estimates regarding the amount and timing of recoveries. These assumptions and estimates require use of management judgment and consider internal credit analyses as well as market observable data relevant to the collectability of the security.
Write-offs of AFS debt securities are recorded when all or a portion of a financial asset is deemed uncollectible. Full or partial write-offs are recorded as reductions to the amortized cost basis of the AFS debt security and deducted from the allowance in the period in which the financial assets are deemed uncollectible. The Company elected to reverse accrued interest deemed uncollectible as a reversal of interest income. In instances where the Company collects cash that it has previously written off, the recovery will be recognized through earnings or as a reduction of the amortized cost basis for interest and principal, respectively.
Real estate held for the production of income is stated at depreciated cost less allowance for credit losses.Depreciation of real estate held for production of income is computed using the straight-line method over the estimated useful lives of the properties, which generally range from 40 to 50 years.
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
Partnerships, investment companies, and joint venture interests that the Company has control of and has an economic interest in or those that meet the requirements for consolidation under accounting guidance for consolidation of VIEs are consolidated. Those that the Company does not have control of and does not have a majority economic interest in

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

and those that do not meet the VIE requirements for consolidation are reported on the equity method of accounting and are reported in other equity investments. The Company records its interests in certain of these partnerships on a month or one quarter lag.
Trading securities, which include equity securities and fixed maturities, are carried at fair value based on quoted market prices, with realized and unrealized gains (losses) reported in net investment income (loss) in the consolidated statements of income (loss).
Corporate owned life insurance (“COLI”) has been purchased by the Company and certain subsidiaries on the lives of certain key employees and the Company and these subsidiaries are named as beneficiaries under these policies. COLI is carried at the cash surrender value of the policies. At March 31, 2020 and December 31, 2019, the carrying value of COLI was $872 million and $944 million, respectively, and is reported in Other invested assets in the consolidated balance sheets.
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
Commercial and Agricultural Mortgage Loans on Real Estate
Mortgage loans are stated at unpaid principal balances, net of unamortized discounts and the allowance for credit losses. The Company calculates the allowance for credit losses in accordance with the current expected credit losses (“CECL”) model in order to provide for the risk of credit losses in the lending process.
Expected credit losses for loans with similar risk characteristics are estimated on a collective (i.e., pool) basis in order to meet CECL’s risk of loss concept which requires the Company to consider possibilities of loss, even if remote.
For collectively evaluated mortgages, the Company estimates the allowance for credit losses based on the amortized cost basis of its mortgages over their expected life using a probability of default (“PD”) / loss given default (“LGD”) model. The PD/LGD model incorporates the Company’s reasonable and supportable forecast of macroeconomic information over a specified period. For periods beyond the reasonable and supportable forecast period, the model reverts to historical loss information.
The CECL model is configured to the Company’s specifications and takes into consideration the detailed risk attributes of each discrete loan in the mortgage portfolio which include, but are not limited to the following:

•	Loan-to-value (“LTV”) ratio - Derived from current loan balance divided by the fair market value of the property. An LTV ratio in excess of 100% indicates an underwater mortgage.

•	Debt service coverage (“DSC”) ratio - Derived from actual operating earnings divided by annual debt service. If the ratio is below 1.0x, then the income from the property does not support the debt.

•	Occupancy - Criteria varies by property type but low or below market occupancy is an indicator of sub-par property performance.

•
Lease expirations - The percentage of leases expiring in the upcoming 12 to 36 months are monitored as a decline in rent and/or occupancy may negatively impact the debt service coverage ratio. In the case of single-tenant properties or properties with large tenant exposure, the lease expiration is a material risk factor.

•	Other - Any other factors such as maturity, borrower/tenant related issues, payment status, property condition, or current economic conditions may call into question the performance of the loan.
For individually evaluated mortgages, the Company continues to recognize an allowance on the present value of expected future cash flows discounted at the loan’s original effective interest rate or on its collateral value.

Mortgage loans that do not share similar risk characteristics with other loans in the portfolio are individually evaluated quarterly by the Company’s IUS Committee. The allowance for credit losses on these individually evaluated

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

mortgages is a loan-specific reserve as a result of the loan review process that is recorded based on the present value of expected future cash flows discounted at the loan’s effective interest rate or based on the fair value of the collateral. The individually assessed allowance for mortgage loans can increase or decrease from period to period based on such factors.
Individually assessed loans may include, but are not limited to, mortgages that have deteriorated in credit quality such as troubled debt restructurings (“TDR”) and reasonably expected TDRs, mortgages for which foreclosure is probable, and mortgages which have been classified as “potential problem” or “problem” loans within the Company’s IUS Committee processes as described below.
Within the IUS process, Commercial mortgages 60 days or more past due and agricultural mortgages 90 days or more past due, as well as all mortgages in the process of foreclosure, are identified as problem mortgages. Based on its monthly monitoring of mortgages, a class of potential problem mortgages are also identified, consisting of mortgage loans not currently classified as problem mortgages but for which management has doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the loan becoming a problem or being modified. The decision whether to classify a performing mortgage loan as a potential problem involves judgments by management as to likely future industry conditions and developments with respect to the borrower or the individual mortgaged property.
Individually assessed mortgage loans without provision for losses are mortgage loans where the fair value of the collateral or the net present value of the expected future cash flows related to the loan equals or exceeds the recorded investment. Interest income earned on mortgage loans where the collateral value is used to measure impairment is recorded on a cash basis. Interest income on mortgage loans where the present value method is used to measure impairment is accrued on the net carrying value amount of the loan at the interest rate used to discount the cash flows.
Mortgage loans are placed on nonaccrual status once management believes the collection of accrued interest is not probable. Once mortgage loans are classified as nonaccrual mortgage loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan has been restructured to where the collection of interest is considered likely. The Company charges off loan balances and accrued interest that are deemed uncollectible.
Net Investment Income (Loss), Investment Gains (Losses), Net and Unrealized Investment Gains (Losses)
Realized investment gains (losses) are determined by identification with the specific asset and are presented as a component of revenue. Changes in the allowance for credit losses are included in Investment gains (losses), net.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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
Consolidated VIEs
At March 31, 2020 and December 31, 2019, the Company consolidated one real estate joint venture for which it was identified as the primary beneficiary under the VIE model. The consolidated entity is jointly owned by Equitable Life and AXA France and holds an investment in a real estate venture. Included in Other invested assets in the Company’s consolidated balance sheets at March 31, 2020 and December 31, 2019 are total assets of $32 million and $32 million, respectively, related to this VIE, primarily resulting from the consolidated presentation of this real estate joint venture as real estate held for sale.
Consolidated AB-Sponsored Investment Funds
Included in the Company’s consolidated balance sheet at March 31, 2020 and December 31, 2019 are assets of $377 million and $424 million, liabilities of $73 million and $12 million, and redeemable noncontrolling interests of $179 million and $273 million, respectively, associated with the consolidation of AB-sponsored investment funds under the VIE model. Also included in the Company’s consolidated balance sheets at March 31, 2020 and December 31, 2019 are assets of $193 million and $188 million, liabilities of $32 million and $19 million, and redeemable noncontrolling interests of $46 million and $52 million, respectively, from consolidation of AB-sponsored investment funds under the VOE model. The assets of these consolidated funds are presented within Other invested assets and Cash and cash equivalents, and liabilities of these consolidated funds are presented with Other liabilities in the Company’s consolidated balance sheets; ownership interests not held by the Company relating to consolidated VIEs and VOEs are presented either as redeemable or non-redeemable noncontrolling interests, as appropriate. Redeemable noncontrolling interests are presented in mezzanine equity and non-redeemable noncontrolling interests are presented within permanent equity. The Company is not required to provide financial support to these Company-sponsored investment funds, and only the assets of such funds are available to settle each fund’s own liabilities.
Non-Consolidated VIEs
At March 31, 2020 and December 31, 2019, respectively, the Company held approximately $1.2 billion and $1.2 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including hedge funds, private equity funds and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheets as Other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $151.4 billion and $160.2 billion at March 31, 2020 and December 31, 2019, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $1.2 billion and $1.2 billion and approximately $1.1 billion and $1.1 billion of unfunded commitments at March 31, 2020 and December 31, 2019, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
In addition, at March 31, 2020 and December 31, 2019, Other invested assets includes real estate held for sale of $(5) million and $(5) million, respectively, as related to one non-consolidated real estate joint venture.
Non-Consolidated AB-Sponsored Investment Products
As of March 31, 2020 and December 31, 2019, the net assets of investment products sponsored by AB that are non-consolidated VIEs are approximately $80.5 billion and $79.3 billion, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is its investment of $7 million and $8 million at March 31, 2020 and December 31, 2019, respectively. The Company has no further commitments to or economic interest in these VIEs.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Assumption Updates and Model Changes
The Company conducts its annual review of its assumptions and models during the third quarter of each year. The annual review encompasses assumptions underlying the valuation of unearned revenue liabilities, embedded derivatives for our insurance business, liabilities for future policyholder benefits, DAC and deferred sales inducement assets (“DSI”).
However, the Company updates its assumptions as needed in the event it becomes aware of economic conditions or events that could require a change in assumptions that it believes may have a significant impact to the carrying value of product liabilities and assets and consequently materially impact its earnings in the period of the change.
Due to the extraordinary economic conditions driven by the COVID-19 pandemic in the first quarter of 2020, the Company updated its interest rate assumption to grade from the current interest rate environment to an ultimate five-year historical average over a 10-year period.  As such, the 10-year U.S. Treasury yield grades from the current level to an ultimate 5-year average of 2.25%.
The low interest rates environment and subsequent update to the interest rate assumption caused a loss recognition event for the Company’s life interest-sensitive products, as well as to certain run-off business. This loss recognition event caused an acceleration of DAC amortization on the life interest-sensitive products and an increase in the premium deficiency reserve on the run-off business in the first quarter of 2020.
The net impact of the economic assumption update in the first quarter of 2020 increased Policyholders’ benefits by $1.4 billion, increased Amortization of DAC by $1.1 billion, increased Policy charges and fee income by $46 million and decreased Interest credited to policyholders’ account balances by $6 million. This resulted in a decrease in Income (loss) from continuing operations, before income taxes of $2.5 billion and decreased Net income (loss) of $1.9 billion.
3)    INVESTMENTS
Fixed Maturities Available-for-Sale
Accounting for impairments of fixed maturities classified as AFS has changed from a direct write-down, or other-than-temporary impairment (“OTTI”) approach, to an allowance for credit loss model starting in 2020 upon adoption of the new credit impairment guidance (see Note 2, Significant Accounting Policies — Investments).
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within Other assets. Accrued interest receivable on AFS fixed maturities at March 31, 2020 was $498 million.
When the Company determines that there is more than 50% likelihood that it is not going to recover the principal and interest cash flows related to an AFS debt security, the security is placed on nonaccrual status and the Company reverses Accrued interest receivable against Interest income. Since the nonaccrual policy results in a timely reversal of Accrued interest receivable, the Company does not record an allowance for credit losses on Accrued interest receivable.
The total amount of accrued interest written off for the three months ended March 31, 2020 for AFS fixed maturities was $1 million.
Comparative tables as of December 31, 2019 include OTTI, reported net of tax in OCI and in AOCI until realized.
The following tables provide information relating to the Company’s fixed maturities classified as AFS.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses (4)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
March 31, 2020 (5):
Fixed Maturities:
Corporate (1)	$47,408	$2	$1,760	$844	$48,322
U.S. Treasury, government and agency	14,226	—	4,407	—	18,633
States and political subdivisions	661	—	71	7	725
Foreign governments	483	—	27	12	498
Residential mortgage-backed (2)	170	—	14	—	184
Asset-backed (3)	1,514	—	6	124	1,396
Commercial mortgage-backed	37	—	2	—	39
Redeemable preferred stock	545	—	10	31	524
Total at March 31, 2020	$65,044	$2	$6,297	$1,018	$70,321

December 31, 2019 (5):
Fixed Maturities:
Corporate (1)	$45,900	$—	$2,361	$62	$48,199
U.S. Treasury, government and agency	14,410	—	1,289	305	15,394
States and political subdivisions	638	—	70	3	705
Foreign governments	462	—	35	5	492
Residential mortgage-backed (2)	178	—	13	—	191
Asset-backed (3)	848	—	4	3	849
Redeemable preferred stock	501	—	17	5	513
Total at December 31, 2019	$62,937	$—	$3,789	$383	$66,343
______________

(1)	Corporate fixed maturities include both public and private issues.

(2)	Includes publicly traded agency pass-through securities and collateralized obligations.

(3)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

(4)	Amounts represent the allowance for credit losses for 2020 (see Note 2 Significant Accounting Policies – Investments)

(5)	Excludes amounts reclassified as Held-for-Sale.
The contractual maturities of AFS fixed maturities at March 31, 2020 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
March 31, 2020 (1) (2):
Contractual maturities:
Due in one year or less	$4,680	$4,675
Due in years two through five	14,638	14,733
Due in years six through ten	18,606	19,091
Due after ten years	24,852	29,679
Subtotal	62,776	68,178

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
Residential mortgage-backed	170	184
Asset-backed	1,514	1,396
Commercial-backed	37	39
Redeemable preferred stock	545	524
Total at March 31, 2020	$65,042	$70,321
______________

(1)	Net amortized cost is equal to amortized cost, less any allowance for credit losses to the extent applicable.

(2)	Excludes amounts reclassified as Held-for-Sale.
The following table shows proceeds from sales, gross gains (losses) from sales and credit losses for AFS fixed maturities for the three months ended March 31, 2020 and 2019:
Proceeds from Sales, Gross Gains (Losses) from Sales and Credit Losses for AFS Fixed Maturities

	Three Months Ended March 31,
	2020	2019
	(in millions)
Proceeds from sales	$1,820	$1,450
Gross gains on sales	$70	$8
Gross losses on sales	$(6)	$(18)

Credit losses (1)	$(2)	$—
______________

(1)
Commencing with the Company’s adoption of ASU 2016-13 on January 1, 2020, credit losses on AFS debt securities were recognized as an allowance for credit losses. In 2019 and prior, credit losses on AFS fixed maturities were recognized as OTTI.

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts.
AFS Fixed Maturities - Credit Loss Impairments

	Three Months Ended March 31,
	2020	2019
	(in millions)
Balance at January 1,	$(21)	$(58)
Previously recognized impairments on securities that matured, paid, prepaid or sold	—	32
Recognized impairments on securities impaired to fair value this period (1)	—	—
Credit losses recognized this period on securities for which credit losses were not previously recognized	(2)	—
Additional credit losses this period on securities previously impaired	—	—
Increases due to passage of time on previously recorded credit losses	—	—
Accretion of previously recognized impairments due to increases in expected cash flows (for OTTI securities 2019 and prior)	—	—
Balance at March 31,	$(23)	$(26)
______________

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Net unrealized investment gains (losses) on AFS fixed maturities are included in the consolidated balance sheets as a component of AOCI.
Changes in net unrealized investment gains (losses) recognized in AOCI include reclassification adjustments to reflect amounts realized in Net income (loss) for the current period that had been part of OCI in earlier periods. The tables that follow below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI, split between amounts related to fixed maturities on which a credit loss has been recognized, and all other:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2020	$3,453	$(899)	$(189)	$(497)	$1,868
Net investment gains (losses) arising during the period	1,922	—	—	—	1,922
Reclassification adjustment:
Included in Net income (loss)	(62)	—	—	—	(62)
Excluded from Net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(23)	—	—	(23)
Deferred income taxes	—	—	—	(351)	(351)
Policyholders’ liabilities	—	—	(165)	—	(165)
Net unrealized investment gains (losses) excluding credit losses	5,313	(922)	(354)	(848)	3,189
Net unrealized investment gains (losses) with credit losses	(7)	1	—	1	(5)
Balance, March 31, 2020	$5,306	$(921)	$(354)	$(847)	$3,184

Balance, January 1, 2019	$(522)	$100	$(73)	$104	$(391)
Net investment gains (losses) arising during the period	1,710	—	—	—	1,710
Reclassification adjustment:
Included in Net income (loss)	(1)	—	—	—	(1)
Excluded from Net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(701)	—	—	(701)
Deferred income taxes	—	—	—	(230)	(230)
Policyholders’ liabilities	—	—	85	—	85
Net unrealized investment gains (losses) excluding credit losses	1,187	(601)	12	(126)	472
Net unrealized investment gains (losses) with credit losses (1)	1	—	—	—	1
Balance, March 31, 2019	$1,188	$(601)	$12	$(126)	$473
_____________

(1)	Credit losses for 2019 were OTTI losses.
The following tables disclose the fair values and gross unrealized losses of the 1,723 issues at March 31, 2020 and the 413 issues at December 31, 2019 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
March 31, 2020 (1):
Fixed Maturities:
Corporate	$14,516	$750	$265	$90	$14,781	$840
U.S. Treasury, government and agency	—	—	—	—	—	—
States and political subdivisions	188	7	—	—	188	7
Foreign governments	127	5	36	8	163	13
Residential mortgage-backed	17	—	10	—	27	—
Asset-backed	1,202	116	61	7	1,263	123
Commercial mortgage-backed	—	—	—	—	—	—
Redeemable preferred stock	265	25	43	6	308	31
Total at March 31, 2020	$16,315	$903	$415	$111	$16,730	$1,014

December 31, 2019 (1) (2):
Fixed Maturities:
Corporate	$2,773	$42	$373	$20	$3,146	$62
U.S. Treasury, government and agency	4,309	305	2	—	4,311	305
States and political subdivisions	112	3	—	—	112	3
Foreign governments	11	—	47	5	58	5
Residential mortgage-backed	—	—	—	—	—	—
Asset-backed	319	1	201	2	520	3
Commercial mortgage-backed	—	—	—	—	—	—
Redeemable preferred stock	29	—	49	5	78	5
Total at December 31, 2019	$7,553	$351	$672	$32	$8,225	$383
______________

(1)	Excludes amounts reclassified as Held-for-Sale.

(2)	Amounts represents fixed maturities in an unrealized loss position that are not deemed to be other-than-temporarily impaired for 2019.
The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.6% of total corporate securities. The largest exposures to a single issuer of corporate securities held at March 31, 2020 and December 31, 2019 were $286 million and $309 million, respectively, representing 1.3% and 2.0% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the National Association of Insurance Commissioners (“NAIC”) designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). At March 31, 2020 and December 31, 2019, respectively, approximately $1.7 billion and $1.4 billion, or 2.6% and 2.3%, of the $65.0 billion and $62.9 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $217 million and $21 million at March 31, 2020 and December 31, 2019, respectively.
At March 31, 2020 and December 31, 2019, respectively, the $111 million and $32 million of gross unrealized losses of twelve months or more were concentrated in corporate securities, as applicable. In accordance with the policy described in Note 2, the Company concluded that an adjustment to income for OTTI (prior to January 1, 2020) nor an allowance for credit losses (after January 1, 2020) for these securities was not warranted at either March 31, 2020 or

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

December 31, 2019. At March 31, 2020 and December 31, 2019, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities, the Company determined that the unrealized loss was primarily due to increases in credit spreads and changes in credit ratings due to the impact of the COVID-19 pandemic on financial markets and assessments of fundamental risks.
Mortgage Loans
The Company utilizes a PD/LGD model, configured in accordance with the Company’s policies that meet the concepts in the CECL framework, to estimate expected credit losses for mortgage loans as a product of PD, LGD and the exposure at default across various economic scenarios. The PD and LGD are estimated at the loan-level based on loans’ current and forecasted risk characteristics as well as macroeconomic forecasts. The PD is estimated using both macroeconomic conditions as well as individual loan risk characteristics including loan-to-value (“LTV”) ratios, debt service coverage (“DSC”) ratios, seasoning, collateral type, geography, and underlying credit. The LGD is driven primarily by the type and value of collateral, and secondarily by expected liquidation costs and time to recovery.
The model also incorporates the Company’s reasonable and supportable forecasts of the macroeconomic variables deemed to be correlated to the credit risk of its loans. The length of the reasonable and supportable forecast period is reassessed on a quarterly basis and may be adjusted as appropriate over time to be consistent with macroeconomic conditions and the environment as of the reporting date. Reversion to historical loss information is performed for periods beyond the reasonable and supportable forecast period.
The components of amortized cost for mortgage loans on the consolidated balance sheets excludes accrued interest amounts because the Company presents accrued interest receivables within Other assets. Accrued interest receivable on commercial and agricultural mortgage loans at March 31, 2020 and December 31, 2019 was $28 million and $32 million, respectively. No accrued interest was written off for the three months ended March 31, 2020 for commercial and agricultural mortgage loans.
Once mortgage loans are placed on nonaccrual status, the Company reverses accrued interest receivable against interest income. Since the nonaccrual policy results in the timely reversal of accrued interest receivable, the Company does not record an allowance for credit losses on accrued interest receivable.
At March 31, 2020, the Company had no loans for which foreclosure was probable included within the individually assessed mortgage loans, and accordingly had no associated allowance for credit losses.
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial mortgage loans and agricultural mortgage loans during the three months ended March 31, 2020 was as follows:

Three Months Ended March 31,
2020
(in millions)
Allowance for credit losses on mortgage loans (1):
Commercial mortgages:
Beginning Balance, January 1,	$(33)
Current-period provision for expected credit losses	(11)
Write-offs charged against the allowance	—
Recoveries of amounts previously written off	1
Ending Balance, Net change in allowance	$(10)
Ending Balance, March 31	$(43)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Three Months Ended March 31,
2020
(in millions)
Agricultural mortgages:
Beginning Balance, January 1,	$(3)
Current-period provision for expected credit losses	—
Write-offs charged against the allowance	—
Recoveries of amounts previously written off	—
Net change in allowance	—
Ending Balance, March 31	$(3)

Total allowance for credit losses	$(46)
_______________

(1)	See Note 2 for discussion of the transition balance.
The change in the allowance for credit losses is attributable to:

•	increases/decreases in the loan balance due to new originations, maturing mortgages, and loan amortization;

•	changes in credit quality; and

•	changes in market assumptions primarily related to COVID-19 driven economic changes.
Credit Quality Information
The following tables summarize the Company’s mortgage loans segregated by risk rating exposure for the three months ended March 31, 2020.
LTV Ratios (1)(3)

	At March 31, 2020
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Mortgage loans:
Commercial:
0% - 50%	$—	$—	$28	$324	$213	$637	$1,202
50% - 70%	119	767	1,003	1,072	2,501	2,046	7,508
70% - 90%	—	85	209	10	59	391	754
90% plus	—	—	—	—	—	—	—
Total commercial	$119	$852	$1,240	$1,406	$2,773	$3,074	$9,464

Agricultural:
0% - 50%	$30	$136	$164	$171	$270	$834	$1,605
50% - 70%	38	165	187	126	145	420	1,081
70% - 90%	—	—	3	—	—	16	19
90% plus	—	—	—	—	—	—	—
Total agricultural	$68	$301	$354	$297	$415	$1,270	$2,705

Total mortgage loans:
0% - 50%	$30	$136	$192	$495	$483	$1,471	$2,807
50% - 70%	157	932	1,190	1,198	2,646	2,466	8,589
70% - 90%	—	85	212	10	59	407	773
90% plus	—	—	—	—	—	—	—
Total mortgage loans	$187	$1,153	$1,594	$1,703	$3,188	$4,344	$12,169

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Debt Service Coverage Ratios (2)(3)

	At March 31, 2020
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Mortgage loans:
Commercial:
Greater than 2.0x	$119	$373	$680	$583	$2,242	$1,340	$5,337
1.8x to 2.0x	—	184	48	379	40	451	1,102
1.5x to 1.8x	—	242	223	332	491	577	1,865
1.2x to 1.5x	—	—	207	75	—	590	872
1.0x to 1.2x	—	53	82	37	—	116	288
Less than 1.0x	—	—	—	—	—	—	—
Total commercial	$119	$852	$1,240	$1,406	$2,773	$3,074	$9,464

Agricultural
Greater than 2.0x	$3	$38	$41	$37	$77	$189	$385
1.8x to 2.0x	7	30	15	17	22	102	193
1.5x to 1.8x	26	39	47	49	62	249	472
1.2x to 1.5x	12	127	150	121	174	413	997
1.0x to 1.2x	17	57	92	72	61	276	575
Less than 1.0x	3	10	9	1	19	41	83
Total agricultural	$68	$301	$354	$297	$415	$1,270	$2,705
Total mortgage loans
Greater than 2.0x	$122	$411	$721	$620	$2,319	$1,529	$5,722
1.8x to 2.0x	7	214	63	396	62	553	1,295
1.5x to 1.8x	26	281	270	381	553	826	2,337
1.2x to 1.5x	12	127	357	196	174	1,003	1,869
1.0x to 1.2x	17	110	174	109	61	392	863
Less than 1.0x	3	10	9	1	19	41	83
Total mortgage loans	$187	$1,153	$1,594	$1,703	$3,188	$4,344	$12,169
______________

(1)	The LTV ratio is derived from current loan balance divided by the fair value of the property. The fair value of the underlying commercial properties is updated annually.

(2)	The DSC ratio is calculated using the most recently reported operating income results from property operations divided by annual debt service.

(3)	Amounts presented at amortized cost basis.
The following tables provide information relating to the LTV and DSC ratios for commercial and agricultural mortgage loans at March 31, 2020 and December 31, 2019. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Mortgage Loans by LTV and DSC Ratios

	DSC Ratio (2) (3)
LTV Ratio (1) (3):	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total
	(in millions)
March 31, 2020:
Mortgage loans:
Commercial:
0% - 50%	$942	$21	$214	$25	$—	$—	$1,202
50% - 70%	4,143	983	1,437	704	241	—	7,508
70% - 90%	252	98	214	143	47	—	754
90% plus	—	—	—	—	—	—	—
Total commercial	$5,337	$1,102	$1,865	$872	$288	$—	$9,464

Agricultural:
0% - 50%	$304	$110	$252	$558	$333	$48	$1,605
50% - 70%	81	83	220	420	242	35	1,081
70% - 90%	—	—	—	19	—	—	19
90% plus	—	—	—	—	—	—	—
Total agricultural	$385	$193	$472	$997	$575	$83	$2,705

Total mortgage loans:
0% - 50%	$1,246	$131	$466	$583	$333	$48	$2,807
50% - 70%	4,224	1,066	1,657	1,124	483	35	8,589
70% - 90%	252	98	214	162	47	—	773
90% plus	—	—	—	—	—	—	—
Total mortgage loans	$5,722	$1,295	$2,337	$1,869	$863	$83	$12,169

December 31, 2019:
Mortgage loans:
Commercial:
0% - 50%	$903	$38	$214	$25	$—	$—	$1,180
50% - 70%	4,097	1,195	1,118	795	242	—	7,447
70% - 90%	251	98	214	154	46	—	763
90% plus	—	—	—	—	—	—	—
Total commercial	$5,251	$1,331	$1,546	$974	$288	$—	$9,390

Agricultural:
0% - 50%	$322	$104	$241	$545	$321	$50	$1,583
50% - 70%	82	87	236	426	251	33	1,115
70% - 90%	—	—	—	19	—	—	19
90% plus	—	—	—	—	—	—	—
Total agricultural	$404	$191	$477	$990	$572	$83	$2,717

Total mortgage loans:
0% - 50%	$1,225	$142	$455	$570	$321	$50	$2,763
50% - 70%	4,179	1,282	1,354	1,221	493	33	8,562
70% - 90%	251	98	214	173	46	—	782
90% plus	—	—	—	—	—	—	—
Total mortgage loans	$5,655	$1,522	$2,023	$1,964	$860	$83	$12,107
______________

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

(1)	The LTV ratio is derived from current loan balance divided by the fair value of the property. The fair value of the underlying commercial properties is updated annually.

(2)	The DSC ratio is calculated using the most recently reported operating income results from property operations divided by annual debt service.

(3)	Amounts presented at amortized cost basis.
Past-Due and Nonaccrual Mortgage Loan Status
The following table provides information relating to the aging analysis of past-due mortgage loans at March 31, 2020 and December 31, 2019, respectively.
Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
March 31, 2020:
Mortgage loans:
Commercial	$—	$—	$—	$—	$9,464	$9,464	$—	$9,464	$—	$—
Agricultural	7	17	63	87	2,618	2,705	—	2,705	—	—
Total	$7	$17	$63	$87	$12,082	$12,169	$—	$12,169	$—	$—

December 31, 2019:
Mortgage loans:
Commercial	$—	$—	$—	$—	$9,390	$9,390	$—	$9,390	$—	$—
Agricultural	57	1	66	124	2,593	2,717	—	2,717	—	—
Total	$57	$1	$66	$124	$11,983	$12,107	$—	$12,107	$—	$—
_______________
(1) Amounts presented at amortized cost basis.
At March 31, 2020 and December 31, 2019, the carrying values of problem mortgage loans that had been classified as non-accrual loans were $0 million and $0 million, respectively.
Trading Securities
At March 31, 2020 and December 31, 2019, respectively, the fair value of the Company’s trading securities was $6.5 billion and $7.0 billion. At March 31, 2020 and December 31, 2019, respectively, trading securities included the General Account’s investment in Separate Accounts which had carrying values of $46 million and $58 million.
Net unrealized and realized gains (losses) on trading securities are included in Net investment income (loss) in the consolidated statements of income (loss). The table below shows a breakdown of Net investment income (loss) from trading securities during the three months ended March 31, 2020 and 2019:
Net Investment Income (Loss) from Trading Securities

	Three Months Ended March 31,
	2020	2019
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(186)	$318
Net investment gains (losses) recognized on securities sold during the period	4	(24)
Unrealized and realized gains (losses) on trading securities	(182)	294
Interest and dividend income from trading securities	51	92
Net investment income (loss) from trading securities	$(131)	$386

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

4)     DERIVATIVES
The Company uses derivatives as part of its overall asset/liability risk management primarily to reduce exposures to equity market and interest rate risks. Derivative hedging strategies are designed to reduce these risks from an economic perspective and are all executed within the framework of a “Derivative Use Plan” approved by applicable states’ insurance law. Derivatives are generally not accounted for using hedge accounting, with the exception of Treasury Inflation-Protected Securities (“TIPS”), which is discussed further below. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, fund performance, market volatility and interest rates. A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, bond and bond-index total return swaps, swaptions, variance swaps and equity options, credit and foreign exchange derivatives, as well as bond and repo transactions to support the hedging. The derivative contracts are collectively managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in capital markets. In addition, as part of its hedging strategy, the Company targets an asset level for all variable annuity products at or above a CTE98 level under most economic scenarios (Conditional Tail Expectation, or “CTE”, is a statistical measure of tail risk which quantifies the total asset requirement to sustain a loss if an event outside a given probability level has occurred. CTE98 denotes the financial resources a company would need to cover the average of the worst 2% of scenarios.)
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
For GMxB features, the Company retains certain risks including basis, credit spread and some volatility risk and risk associated with actual versus expected actuarial assumptions for mortality, lapse and surrender, withdrawal and policyholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMxB features that result from financial markets movements. A portion of exposure to realized equity volatility is hedged using equity options and variance swaps and a portion of exposure to credit risk is hedged using total return swaps on fixed income indices. Additionally, the Company is party to total return swaps for which the reference U.S. Treasury securities are contemporaneously purchased from the market and sold to the swap counterparty. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, the Company derecognizes these securities with consequent gain or loss from the sale. The Company has also purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company. The reinsurance of the GMIB features is accounted for as a derivative.
The Company has in place an economic hedge program using interest rate swaps and U.S. Treasury futures to partially protect the overall profitability of future variable annuity sales against declining interest rates.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Derivatives Used to Hedge Equity Market Risks Associated with the General Account’s Seed Money Investments in Retail Mutual Funds
The Company’s General Account seed money investments in retail mutual funds expose us to market risk, including equity market risk which is partially hedged through equity-index futures contracts to minimize such risk.
Derivatives Used to Hedge Universal Life Products with Secondary Guarantee (“ULSG”) Policy
The Company implemented a hedge program using fixed income total return swaps to mitigate the interest rate exposure in the ULSG policy statutory liability.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Derivative Instruments by Category

	At March 31, 2020			Three Months Ended March 31, 2020
		Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivative Gains (Losses) (2)
	(in millions)
Derivative instruments:
Freestanding derivatives (1):
Equity contracts:
Futures	$6,317	$2	$5	$220
Swaps	12,947	585	124	3,778
Options	30,050	2,547	3,086	(3,851)
Interest rate contracts:
Swaps	22,896	2,475	343	3,578
Futures	26,713	—	—	1,988
Swaptions	—	—	—	9
Credit contracts:
Credit default swaps	1,507	26	22	(1)
Other freestanding contracts:
Foreign currency contracts	430	9	8	(2)
Margin	—	107	171	—
Collateral	—	29	3,757	—

Embedded derivatives:
GMIB reinsurance contracts (3)	—	2,823	—	726
GMxB derivative features liability (4)	—	—	9,727	(1,198)
SCS, SIO, MSO and IUL indexed features (5)	—	—	(940)	4,154
Total derivative instruments	$100,860	$8,603	$16,303

Net derivative gains (losses)				$9,401
______________

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).

(3)	Reported in GMIB reinsurance contract asset in the consolidated balance sheets.

(4)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(5)	Reported in Policyholders’ account balances in the consolidated balance sheets.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Derivative Instruments by Category

	At December 31, 2019			Three Months Ended March 31, 2019
		Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivative Gains (Losses) (2)
	(in millions)
Derivative instruments:
Freestanding derivatives (1):
Equity contracts:
Futures	$4,257	$1	$1	$(762)
Swaps	17,156	9	281	(985)
Options	47,861	5,098	1,752	1,111
Interest rate contracts:
Swaps	23,793	468	526	648
Futures	20,901	—	—	56
Swaptions	3,201	16	—	—
Credit contracts:
Credit default swaps	1,400	21	6	7
Other freestanding contracts:
Foreign currency contracts	559	12	9	10
Margin	—	155	—	—
Collateral	—	74	3,016	—

Embedded derivatives:
GMIB reinsurance contracts (3)		2,139	—	18
GMxB derivative features liability (4)	—	—	8,432	(408)
SCS, SIO, MSO and IUL indexed features (5)	—	—	3,268	(1,325)
Total derivative instruments	$119,128	$7,993	$17,291

Net derivative gains (losses)				$(1,630)
______________

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).

(3)	Reported in GMIB reinsurance contract asset in the consolidated balance sheets.

(4)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(5)	Reported in Policyholders’ account balances in the consolidated balance sheets.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts at March 31, 2020 and December 31, 2019 are exchange-traded and net settled daily in cash. At March 31, 2020 and December 31, 2019, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Russell 2000 and Emerging Market indices, having initial margin requirements of $466 million and $252 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $651 million and $166 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and European, Australasia, and Far East (“EAFE”) indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $159 million and $60 million.
Collateral Arrangements
The Company generally has executed a Credit Support Annex (“CSA”) under the International Swaps and Derivatives Association Master Agreement (“ISDA Master Agreement”) it maintains with each of its over-the-counter (“OTC”) derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

an ISDA Master Agreement and related CSA have been executed. At March 31, 2020 and December 31, 2019, respectively, the Company held $3.8 billion and $3.0 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in Other invested assets. The Company posted collateral of $29 million and $74 million at March 31, 2020 and December 31, 2019, respectively, in the normal operation of its collateral arrangements.
The following table presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments at March 31, 2020:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
At March 31, 2020

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (3)	Net Amount
	(in millions)
Assets:
Derivative assets (1)	$5,779	$5,522	$257	$(162)	$95
Other financial assets	1,855	—	1,855	—	1,855
Other invested assets	$7,634	$5,522	$2,112	$(162)	$1,950

Liabilities:
Derivative liabilities (2)	$7,354	$5,522	$1,832	$—	$1,832
Other financial liabilities	3,884	—	3,884	—	3,884
Other liabilities	$11,238	$5,522	$5,716	$—	$5,716
______________

(1)	Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.

(2)	Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.

(3)	Primarily financial instrument sent (held).
The following table presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments at December 31, 2019:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
At December 31, 2019

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (3)	Net Amount
	(in millions)
Assets:
Derivative assets (1)	$5,852	$5,466	$386	$(77)	$309
Other financial instruments	2,394	—	2,394	—	2,394
Other invested assets	$8,246	$5,466	$2,780	$(77)	$2,703

Liabilities:
Derivative liabilities (2)	$5,512	$5,466	$46	$—	$46
Other financial liabilities	3,924	—	3,924	—	3,924
Other liabilities	$9,436	$5,466	$3,970	$—	$3,970
______________

(1)	Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.

(2)	Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.
(3)     Primarily financial instrument sent (held).

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

5)    GOODWILL
Goodwill represents the excess of purchase price over the estimated fair value of identifiable net assets acquired in a business combination. The Company tests goodwill for recoverability each annual reporting period at December 31 and at interim periods if facts or circumstances are indicative of potential impairment.
The carrying value of goodwill from the Company’s Investment Management and Research segment totaled $4.6 billion at both March 31, 2020 and December 31, 2019, resulting primarily from its investment in AB as well as direct strategic acquisitions of AB, including its purchase of Sanford C. Bernstein, Inc.
For purpose of testing this goodwill for impairment, the Company applied a discounted cash flow valuation technique to measure the fair value of the reporting unit, sourcing the underlying cash flows and assumptions from AB’s current business plan projections and adjusting the result to reflect the noncontrolling interest in AB as well as incremental taxes at the Company level as related to the form and structure of its investment in AB. During the first quarter of 2020, the unit price of AB declined significantly in response to the precipitous decline in the financial markets. As such, the Company performed an interim impairment evaluation of goodwill utilizing the discounted cash flow valuation technique and considered the results along with a number of other factors (including current market conditions) and determined that the fair value of the reporting unit exceeded its carrying value at March 31, 2020. As such, no goodwill impairment existed. The Company will continue to monitor and evaluate any events that may indicate an impairment of goodwill.
6)    CLOSED BLOCK
As a result of demutualization, the Company’s Closed Block was established in 1992 for the benefit of certain individual participating policies that were in force on that date. Assets, liabilities and earnings of the Closed Block are specifically identified to support its participating policyholders.
Assets allocated to the Closed Block inure solely to the benefit of the Closed Block policyholders and will not revert to the benefit of the Company. No reallocation, transfer, borrowing or lending of assets can be made between the Closed Block and other portions of the Company’s General Account, any of its Separate Accounts or any affiliate of the Company without the approval of the New York State Department of Financial Services (the “NYDFS”). Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the General Account. For more information on the Closed Block, see Note 5 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019.
Summarized financial information for the Company’s Closed Block is as follows:

	March 31, 2020	December 31, 2019
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$6,404	$6,478
Policyholder dividend obligation	—	2
Other liabilities	76	38
Total Closed Block liabilities	6,480	6,518

Assets Designated to the Closed Block:
Fixed maturities available-for-sale, at fair value, net of allowance for credit losses of $0 and $0 (amortized cost of $3,557 and $3,558)	3,684	3,754
Mortgage loans on real estate, net of allowance for credit losses of $4 and $0	1,742	1,759
Policy loans	676	706
Cash and other invested assets	112	82
Other assets	133	145
Total assets designated to the Closed Block	6,347	6,446

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	March 31, 2020	December 31, 2019
	(in millions)
Excess of Closed Block liabilities over assets designated to the Closed Block	133	72
Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of policyholders’ dividend obligation: $0 and $(2); and net of income tax: $27 and $41	111	164
Maximum future earnings to be recognized from Closed Block assets and liabilities	$244	$236

The Company’s Closed Block revenues and expenses were as follows:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Revenues:
Premiums and other income	$42	$48
Net investment income (loss)	66	67
Investment gains (losses), net	—	(1)
Total revenues	108	114

Benefits and Other Deductions:
Policyholders’ benefits and dividends	103	121
Other operating costs and expenses	—	1
Total benefits and other deductions	103	122
Net income (loss), before income taxes	5	(8)
Income tax (expense) benefit	—	(1)
Net income (loss)	$5	$(9)

7)    INSURANCE LIABILITIES
Variable Annuity Contracts – GMDB, GMIB, GIB and GWBL and Other Features
The Company has certain variable annuity contracts with GMDB, GMIB, GIB and GWBL and other features in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

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
Liabilities for Variable Annuity Contracts with GMDB and GMIB Features without No-Lapse Guarantee Rider (“NLG”) Feature
The change in the liabilities for variable annuity contracts with GMDB and GMIB features and without a NLG guarantee rider feature are summarized in the tables below. The amounts for the direct contracts (before reinsurance ceded) and assumed contracts are reflected in the consolidated balance sheets in Future policy benefits and other policyholders’ liabilities. The amounts for the ceded contracts are reflected in the consolidated balance sheets in Amounts due from reinsurers.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Change in Liability for Variable Annuity Contracts with GMDB and GMIB Features and No NLG Feature
For the Three Months Ended March 31, 2020 and 2019

	GMDB			GMIB
	Direct	Assumed	Ceded	Direct	Assumed	Ceded
	(in millions)
Balance at January 1, 2020	4,784	76	(105)	4,691	187	(2,139)
Paid guarantee benefits	(111)	(6)	5	(74)	(1)	20
Other changes in reserve	379	2	(11)	1,682	33	(704)
Balance at March 31, 2020	$5,052	$72	$(111)	$6,299	$219	$(2,823)

Balance at January 1, 2019	4,659	82	(113)	3,743	184	(1,732)
Paid guarantee benefits	(118)	(6)	4	(56)	(1)	21
Other changes in reserve	129	1	—	55	(1)	(29)
Balance at March 31, 2019	$4,670	$77	$(109)	$3,742	$182	$(1,740)

Liabilities for Embedded and Freestanding Insurance Related Derivatives
The liability for the GMxB derivative features, the liability for SCS, SIO, MSO and IUL indexed features and the asset and liability for the GMIB reinsurance contracts are considered embedded or freestanding insurance derivatives and are reported at fair value. For the fair value of the assets and liabilities associated with these embedded or freestanding insurance derivatives, see Note 8.
Account Values and Net Amount at Risk
Account Values and Net Amount at Risk (“NAR”) for direct and assumed variable annuity contracts in force with GMDB and GMIB features as of March 31, 2020 are presented in the following tables by guarantee type. For contracts with the GMDB feature, the NAR in the event of death is the amount by which the GMDB feature exceeds the related Account Values. For contracts with the GMIB feature, the NAR in the event of annuitization is the amount by which the present value of the GMIB benefits exceed the related Account Values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB features may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive.
Direct Variable Annuity Contracts with GMDB and GMIB Features at March 31, 2020

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rate)
Variable annuity contracts with GMDB features
Account Values invested in:
General Account	$14,662	$92	$58	$176	$14,988
Separate Accounts	40,733	7,887	2,607	27,713	78,940
Total Account Values	$55,395	$7,979	$2,665	$27,889	$93,928

Net Amount at Risk, gross	$715	$877	$2,296	$22,881	$26,769
Net Amount at Risk, net of amounts reinsured	$715	$857	$1,647	$22,881	$26,100

Average attained age of policyholders (in years)	51.1	67.8	74.4	69.6	55.1
Percentage of policyholders over age 70	10.7%	46.4%	68.7%	51.6%	19.5%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rate)
Variable annuity contracts with GMIB features
Account Values invested in:
General Account	$—	$—	$18	$228	$246
Separate Accounts	—	—	20,724	29,476	50,200
Total Account Values	$—	$—	$20,742	$29,704	$50,446

Net Amount at Risk, gross	$—	$—	$1,360	$17,568	$18,928
Net Amount at Risk, net of amounts reinsured	$—	$—	$425	$15,774	$16,199

Average attained age of policyholders (in years)	N/A	N/A	68.9	69.7	69.6
Weighted average years remaining until annuitization	N/A	N/A	1.6	0.3	0.4
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

Assumed Variable Annuity Contracts with GMDB and GMIB Features at March 31, 2020

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rates)
Variable annuity contracts with GMDB features
Reinsured Account Values	$776	$4,352	$225	$946	$6,299
Net Amount at Risk assumed	$13	$627	$22	$263	$925

Average attained age of policyholders (in years)	68	73	78	76	73
Percentage of policyholders over age 70	46.3%	65.2%	80.7%	75.8%	65.0%
Range of contractually specified interest rates (1)	N/A	N/A	3%-10%	5%-10%	3%-10%

Variable annuity contracts with GMIB features
Reinsured Account Values	$744	$37	$190	$956	$1,927
Net Amount at Risk assumed	$2	$3	$46	$445	$496

Average attained age of policyholders (in years)	72	74	72	69	71
Percentage of policyholders over age 70	65.1%	62.8%	61.5%	53.8%	59.1%
Range of contractually specified interest rates	N/A	N/A	3.3%-6.5%	6%-6%	3.3%-6.5%
______________

(1)	In general, for policies with the highest contractual interest rate shown (10%), the rate applied only for the first 10 years after issue, which has now elapsed.
For more information about the reinsurance programs of the Company’s GMDB and GMIB exposure, see “Reinsurance” in Note 11 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

GMIB features. The investment performance of the assets impacts the related Account Values and, consequently, the NAR associated with the GMDB and GMIB benefits and guarantees. Because the Company’s variable annuity contracts offer both GMDB and GMIB features, GMDB and GMIB amounts are not mutually exclusive.
Investment in Variable Insurance Trust Mutual Funds

	March 31, 2020		December 31, 2019
Mutual Fund Type	GMDB	GMIB	GMDB	GMIB
	(in millions)
Equity	$32,913	$13,765	$42,489	$17,941
Fixed income	5,151	2,680	5,263	2,699
Balanced	39,965	33,483	45,871	38,445
Other	911	272	865	263
Total	$78,940	$50,200	$94,488	$59,348

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

	Direct Liability (1)
	Three Months Ended March 31,
	2020	2019
	(in millions)
Balance at January 1, (2)	897	812
Paid guarantee benefits	(13)	(7)
Other changes in reserves	41	20
Balance at March 31,	$925	$825

______________

(1)	There were no amounts of reinsurance ceded in any period presented.

(2)	The beginning balance for March 31, 2020 was reduced by $22 million to reflect the balance transferred to Assets held-for-sale at December 31, 2019.
8)    FAIR VALUE DISCLOSURES
The accounting guidance establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value, and identifies three levels of inputs that may be used to measure fair value:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below. At March 31, 2020 and December 31, 2019, no assets were required to be measured at fair value on a non-recurring basis. Fair value measurements are required on a non-recurring basis for certain assets, including goodwill and mortgage loans on real estate, only when an impairment or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Fair Value Measurements at March 31, 2020 (1)

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments
Fixed maturities, AFS:
Corporate (2)	$—	$47,137	$1,185	$48,322
U.S. Treasury, government and agency	—	18,633	—	18,633
States and political subdivisions	—	689	36	725
Foreign governments	—	498	—	498
Residential mortgage-backed (3)	—	184	—	184
Asset-backed (4)	—	1,356	40	1,396
Commercial mortgage-backed	—	39	—	39
Redeemable preferred stock	252	272	—	524
Total fixed maturities, AFS	252	68,808	1,261	70,321
Other equity investments	12	—	87	99
Trading securities	438	6,059	37	6,534
Other invested assets:
Short-term investments	—	142	—	142
Assets of consolidated VIEs/VOEs	98	365	16	479
Swaps	—	2,594	—	2,594
Credit default swaps	—	4	—	4
Futures	(3)	—	—	(3)
Options	—	(539)	—	(539)
Swaptions	—	—	—	—
Total other invested assets	95	2,566	16	2,677
Cash equivalents	9,026	—	—	9,026
Segregated securities	—	2,013	—	2,013
GMIB reinsurance contracts asset	—	—	2,823	2,823
Separate Accounts assets (5)	102,853	2,632	—	105,485
Total Assets	$112,676	$82,078	$4,224	$198,978

Liabilities
GMxB derivative features’ liability	$—	$—	$9,727	$9,727
SCS, SIO, MSO and IUL indexed features’ liability	—	(940)	—	(940)
Liabilities of consolidated VIEs and VOEs	1	19	—	20
Contingent payment arrangements	—	—	24	24
Total Liabilities	$1	$(921)	$9,751	$8,831

______________

(1)	Excludes amounts reclassified as Held-for-Sale.

(2)	Corporate fixed maturities includes both public and private issues.

(3)	Includes publicly traded agency pass-through securities and collateralized obligations.

(4)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

(5)
Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate and commercial mortgages. At March 31, 2020, the fair value of such investments was $361 million.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Fair Value Measurements at December 31, 2019 (1)

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments
Fixed maturities, AFS:
Corporate (2)	$—	$46,942	$1,257	$48,199
U.S. Treasury, government and agency	—	15,394	—	15,394
States and political subdivisions	—	666	39	705
Foreign governments	—	492	—	492
Residential mortgage-backed (3)	—	191	—	191
Asset-backed (4)	—	749	100	849
Commercial mortgage-backed (3)	—	—	—	—
Redeemable preferred stock	239	274	—	513
Total fixed maturities, AFS	239	64,708	1,396	66,343
Other equity investments	13	—	97	110
Trading securities	500	6,495	36	7,031
Other invested assets:
Short-term investments	—	490	—	490
Assets of consolidated VIEs/VOEs	132	457	17	606
Swaps	—	(327)	—	(327)
Credit default swaps	—	15	—	15
Options	—	3,346	—	3,346
Swaptions	—	16	—	16
Total other invested assets	132	3,997	17	4,146
Cash equivalents	3,497	—	—	3,497
Segregated securities	—	1,095	—	1,095
GMIB reinsurance contracts asset	—	—	2,139	2,139
Separate Accounts assets (5)	123,432	2,892	—	126,324
Total Assets	$127,813	$79,187	$3,685	$210,685

Liabilities
GMxB derivative features’ liability	$—	$—	$8,432	$8,432
SCS, SIO, MSO and IUL indexed features’ liability	—	3,268	—	3,268
Liabilities of consolidated VIEs and VOEs	1	9	—	10
Contingent payment arrangements	—	—	23	23
Total Liabilities	$1	$3,277	$8,455	$11,733

______________

(1)	Excludes amounts reclassified as Held-for-Sale.

(2)	Corporate fixed maturities includes both public and private issues.

(3)	Includes publicly traded agency pass-through securities and collateralized obligations.

(4)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

(5)
Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate and commercial mortgages. At December 31, 2019, the fair value of such investments was $356 million.

Public Fixed Maturities
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

prices also are internally reviewed by those with relevant expertise through comparison with directly observed recent market trades. Consistent with the fair value hierarchy, public fixed maturities validated in this manner generally are reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs.
Private Fixed Maturities
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
Freestanding Derivative Positions
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
Level Classifications of the Company’s Financial Instruments
Financial Instruments Classified as Level 1
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
Financial Instruments Classified as Level 2
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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
Financial Instruments Classified as Level 3
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
After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $381 million and $110 million at March 31, 2020 and December 31, 2019, respectively, to recognize incremental counterparty non-performance risk and reduced the fair value of its GMIB reinsurance contract liabilities by $74 million and $25 million at March 31, 2020 and December 31, 2019, respectively, to recognize its own incremental non-performance risk.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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
Transfers of Financial Instruments Between Levels 2 and 3
During the three months ended March 31, 2020, AFS fixed maturities with fair values of $126 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $0 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.6% of total equity at March 31, 2020.
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
The tables below present reconciliations for all Level 3 assets and liabilities at March 31, 2020 and 2019, respectively:
Level 3 Instruments - Fair Value Measurements

	Corporate	State and Political Subdivisions	Asset- backed
	(in millions)
Balance, January 1, 2020	$1,257	$39	$100
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1	—	—
Investment gains (losses), net	(2)	—	—
Subtotal	(1)	—	—
Other comprehensive income (loss)	(61)	(3)	(8)
Purchases	61	—	48
Sales	(45)	—	—
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	(26)	—	(100)
Balance, March 31, 2020	$1,185	$36	$40

Balance, January 1, 2019	$1,186	$39	$519
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1	—	—
Investment gains (losses), net	—	—	—
Subtotal	1	—	—
Other comprehensive income (loss)	9	1	4
Purchases	70	—	11
Sales	(34)	—	—
Transfers into Level 3 (1)	17	—	—
Transfers out of Level 3 (1)	(69)	—	—
Balance, March 31, 2019	$1,180	$40	$534
_____________

(1)	Transfers into/out of the Level 3 classification are reflected at beginning of period fair values.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Other Equity Investments	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability	Contingent Payment Arrangement
	(in millions)
Balance, January 1, 2020	$150	$2,139	$—	$(8,432)	$(23)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), net	7	—	—	—	—
Net derivative gains (losses), excluding non-performance risk	—	955	—	(3,884)	—
Non-performance risk (1)	—	(229)	—	2,686	—
Total realized and unrealized gains (losses)	7	726	—	(1,198)	—
Other comprehensive income (loss)	(7)	—	—	—	—
Purchases (2)	2	10	—	(111)	—
Sales (3)	(11)	(20)	—	14	—
Settlements (4)	—	—	—	—	—
Change in estimate (5)	—	(32)	—	—	—
Activity related to consolidated VIEs/VOEs	(1)	—	—	—	(1)
Transfers into Level 3 (6)	—	—	—	—	—
Transfers out of Level 3 (6)	—	—	—	—	—
Balance, March 31, 2020	$140	$2,823	$—	$(9,727)	$(24)

Balance, January 1, 2019	$165	$1,732	$21	$(5,614)	$(7)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), net	—	—	—	—	—
Net derivative gains (losses), excluding non-performance risk	—	(11)	—	63	—
Non-performance risk (1)	—	29	—	(470)	—
Total realized and unrealized gains (losses)	—	18	—	(407)	—
Other comprehensive income (loss)	—	—	—	—	—
Purchases (2)	2	11	4	(111)	—
Sales (3)	—	(21)	—	6	—
Settlements (4)	—	—	(1)	—	—
Change in estimate	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	(1)	—	—	—	—
Transfers into Level 3 (6)	—	—	—	—	—
Transfers out of Level 3 (6)	(29)	—	(1)	—	—
Balance, March 31, 2019	$137	$1,740	$23	$(6,126)	$(7)
______________

(1)	The Company’s non-performance risk is recorded through Net derivative gains (losses).

(2)	For the GMIB reinsurance contract asset, and GMxB derivative features liability, represents attributed fee.

(3)	For the GMIB reinsurance contract asset, represents recoveries from reinsurers and for GMxB derivative features liability represents benefits paid.

(4)	For contingent payment arrangements, it represents payments under the arrangement.

(5)	For the GMIB reinsurance contract asset, represents a transfer from amounts due from reinsurers.

(6)	Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
The table below details changes in unrealized gains (losses) for the three months ended March 31, 2020 and 2019 by category for Level 3 assets and liabilities still held at March 31, 2020 and 2019, respectively.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Change in Unrealized Gains (Losses) for Level 3 Instruments

	Net Income (Loss)
	Net Derivative Gains (Losses)	OCI
	(in millions)
Held at March 31, 2020:
Change in unrealized gains (losses):
Fixed maturities, AFS
Corporate	$—	$(61)
State and political subdivisions	—	(2)
Asset-backed	—	(8)
Total fixed maturities, AFS	—	(71)
GMIB reinsurance contracts	726	—
GMxB derivative features liability	(1,198)	—
Total	$(472)	$(71)

Held at March 31, 2019:
Change in unrealized gains (losses):
Fixed maturities, AFS
Corporate	$—	$9
State and political subdivisions	—	1
Asset-backed	—	4
Total fixed maturities, AFS	—	14
GMIB reinsurance contracts	18	—
GMxB derivative features liability	(408)	—
Total	$(390)	$14

Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities at March 31, 2020 and December 31, 2019, respectively.
Quantitative Information about Level 3 Fair Value Measurements at March 31, 2020

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$63	Matrix pricing model	Spread over Benchmark	15 - 580 bps	264 bps
	1,034	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	3.2x - 31.5x 6.0% - 25.2% 0.8x - 25.8x	14.0x 10.1% 11.1x
Other equity investments	37	Discounted cash flow	Earnings multiple Discount factor Discount years	8.0x 10.0% 11
GMIB reinsurance contract asset	2,823	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 61 - 115	144 - 293 bps 0.8% - 10% 0.0% - 8.0% 0.0% - 49.0% 20.0% - 37.0% 0.01% - 0.18% 0.07% - 0.54% 0.42% - 42.20%	233 bps 1.56% 1.19% 6.59% 27% All Ages 2.71%

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
Liabilities:
GMIBNLG	9,308	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 61 - 115	304 bps 0.8% - 19.9% 0.3% - 11.0% 0.0% - 100% 0.01% - 0.19% 0.06% - 0.53% 0.41% - 41.39%	2.75% 1.21% 6.46% All Ages 1.34%
Assumed GMIB Reinsurance Contracts	218	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates (Age 0 - 85) Withdrawal rates (Age 86+) Utilization rates Volatility rates - Equity	201 - 419 bps 1.1% - 11.1% 0.6% - 22.2% 1.1% - 100.0% 0.0% - 30.0% 20.0% - 37.0%	357 bps 1.56% All Ages 1.19% 6.59% 27%
GWBL/GMWB	146	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	304 bps 0.8% - 10.0% 0.0% - 7.0% 100% after starting 20.0% - 37.0%	1.75% 1.19% 27%
GIB	38	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	304 bps 1.2% - 19.9% 0.0% - 8.0% 0.0% - 100.0% 20.0% - 37.0%	1.75% 1.19% 6.59% 27%
GMAB	17	Discounted cash flow	Non-performance risk Lapse rates Volatility rates - Equity	304 bps 1.0% - 10.0% 20.0% - 37.0%	1.75% 27%
______________

(1)
Mortality rates vary by age and demographic characteristic such as gender. Mortality rate assumptions are based on a combination of company and industry experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuating the embedded derivatives.

(2)
For Lapses, Withdrawals, and Utilizations the rates were weighted by counts, for Mortality weighted average rates are shown for all ages combined and for Withdrawals the weighted averages were based on an estimated split of partial withdrawal and dollar-for-dollar withdrawals.

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2019

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$57	Matrix pricing model	Spread over benchmark	65 - 580 bps	184 bps
	1,025	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	3.3x - 56.7x 3.9% - 16.5% 0.8x - 48.1x	14.3x 10.0% 10.7x
Other equity investments	36	Discounted cash flow	Earnings multiple Discounts factor Discount years	8.0x 10.0% 11
GMIB reinsurance contract asset	2,139	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	55 - 109 bps 0.8% - 10% 0.0% - 8.0% 0.0% - 49.0% 9.0% - 30.0% 0.01% - 0.18% 0.07% - 0.54% 0.42% - 42.20%

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Liabilities:
GMIBNLG	8,128	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	124 bps 0.8% - 19.9% 0.3% - 11.0% 0.0% - 100% 0.01% - 0.19% 0.06% - 0.53% 0.41% - 41.39%
Assumed GMIB Reinsurance Contracts	186	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates (Age 0 - 85) Withdrawal rates (Age 86+) Utilization rates Volatility rates - Equity	61 - 141 bps 1.1% - 11.1% 0.6% - 22.2% 1.1% - 100.0% 0.0% - 30.0% 9.0% - 30.0%
GWBL/GMWB	109	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	124 bps 0.8% - 10.0% 0.0% - 7.0% 100% after starting 9.0% - 30.0%
GIB	5	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	124 bps 1.2% - 19.9% 0.0% - 8.0% 0.0% - 100.0% 9.0% - 30.0%
GMAB	4	Discounted cash flow	Lapse rates Volatility rates - Equity	1.0% - 10.0% 9.0% - 30.0%

______________

(1)
Mortality rates vary by age and demographic characteristic such as gender. Mortality rate assumptions are based on a combination of company and industry experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuating the embedded derivatives.

Level 3 Financial Instruments for which Quantitative Inputs are Not Available
Certain Privately Placed Debt Securities with Limited Trading Activity
Excluded from the tables above at March 31, 2020 and December 31, 2019, respectively, are approximately $267 million and $428 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.

•
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

•
Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above at March 31, 2020 and December 31, 2019, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

•
Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. Included in the tables above at March 31, 2020 and December 31, 2019, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.

Other Equity Investments
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
GMIB Reinsurance Contract Asset and GMxB Derivative Features Liability
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
AB Contingent Consideration Payable
During 2019, AB recorded a $17 million contingent consideration payable for a 2019 acquisition based on projected fee revenues over a five-year measurement period. The liability was valued using expected revenue growth rates ranging from 0.7% to 2.5% and a discount rate of 10.4%, reflecting a 3.5% risk-free rate, based on AB’s cost of debt, and a 6.9% market price of risk adjustment rate. Additionally, AB recorded a $3 million change in estimate for the contingent consideration payable relating to a 2016 acquisition (the “2016 Acquisition”). The liability relating to this 2016 Acquisition was valued using a revised revenue growth rate of 50.0% over the remaining measurement periods and a 3.0% discount rate.
As of March 31, 2020 and December 31, 2019, acquisition-related contingent liabilities with a fair value of $24 million and $23 million, respectively, remain relating to the 2019 and 2016 Acquisitions.
Carrying Value of Financial Instruments Not Otherwise Disclosed in Note 3 and Note 4
The carrying values and fair values at March 31, 2020 and December 31, 2019 for financial instruments not otherwise disclosed in Note 3 and Note 4 are presented in the table below.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
March 31, 2020:
Mortgage loans on real estate	$12,123	$—	$—	$12,134	$12,134
Policy loans (1)	$3,720	$—	$—	$4,686	$4,686
Policyholders’ liabilities: Investment contracts (1)	$2,089	$—	$—	$2,201	$2,201
FHLBNY funding agreements	$6,759	$—	$6,835	$—	$6,835
Short-term and long-term debt	$4,217	$—	$4,201	$—	$4,201
Separate Accounts liabilities	$7,563	$—	$—	$7,563	$7,563

December 31, 2019:
Mortgage loans on real estate	$12,107	$—	$—	$12,334	$12,334
Policy loans (1)	$3,735	$—	$—	$4,707	$4,707
Policyholders’ liabilities: Investment contracts (1)	$2,056	$—	$—	$2,167	$2,167
FHLBNY funding agreements	$6,909	$—	$6,957	$—	$6,957
Short-term and long-term debt	$4,111	$—	$4,476	$—	$4,476
Separate Accounts liabilities	$9,041	$—	$—	$9,041	$9,041
______________

(1)	Excludes amounts reclassified as Held-for-Sale.
Mortgage Loans on Real Estate
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
Policy Loans
The fair value of policy loans is calculated by discounting expected cash flows based upon the U.S. Treasury yield curve and historical loan repayment patterns.
Short-term and Long-term Debt
The Company’s short-term debt primarily includes commercial paper with short-term maturities and carrying value approximates fair value. The fair values for the Company’s long-term debt are determined by Bloomberg’s evaluated pricing service, which uses direct observations or observed comparables.
FHLB Funding Agreements
The fair values of the Company’s funding agreements are determined by discounted cash flow analysis based on the indicative funding agreement rates published by the FHLB.
Policyholder Liabilities - Investment Contracts and Separate Accounts Liabilities
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Financial Instruments Exempt from Fair Value Disclosure or Otherwise Not Required to be Disclosed
Exempt from Fair Value Disclosure Requirements
Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts, limited partnerships accounted for under the equity method and pension and other postretirement obligations.
Otherwise Not Required to be Included in the Table Above
The Company’s investment in Corporate Owned Life Insurance (“COLI”) policies are recorded at their cash surrender value and are therefore not required to be included in the table above. See Note 2 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019 for further description of the Company’s accounting policy related to its investment in COLI policies.
9)    EMPLOYEE BENEFIT PLANS
Pension Plans
Holdings and Equitable Life Retirement Plans
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
AB Retirement Plans
AB maintains a qualified, non-contributory, defined benefit retirement plan covering current and former employees who were employed by AB in the United States prior to October 2, 2000 (the “AB Plan”). Benefits under the AB Plan are based on years of credited service, average final base salary, and primary Social Security benefits.
Net Periodic Pension Expense
Components of net periodic pension expense for the Company’s qualified and non-qualified plans were as follows:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Service cost	$2	$2
Interest cost	16	22
Expected return on assets	(37)	(38)
Actuarial (gain) loss	—	—
Net amortization	22	20
Net periodic pension expense	$3	$6

10)    INCOME TAXES
Income tax expense for the three months ended March 31, 2020 and 2019 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

11)    RELATED PARTY TRANSACTIONS
The Company did not enter into any new significant transactions with related parties during the three months ended March 31, 2020.
12)    EQUITY
Dividends to Shareholders
Dividends declared per share of each class of stock were as follows for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Dividends declared per share of common stock	$0.15	$0.13
Dividends declared per depositary share (1)	$0.39	$—
_______________

(1)	Represents a 1/1,000th interest in a share of preferred stock.
Share Repurchase
On November 6, 2019, Holdings’ Board of Directors authorized a $400 million share repurchase program with an expiration date of December 31, 2020. On February 26, 2020, Holdings’ Board of Directors authorized an increase of $600 million to the capacity of this program as well as the extension of the term of the program until March 31, 2021. Under this program, Holdings may, from time to time through March 31, 2021, purchase up to $1.0 billion of its common stock but it is not obligated to purchase any particular number of shares. Repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through prearranged trading plans complying with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
During the quarter ended March 31, 2020, the Holdings repurchased 13.7 million shares of its common stock in the open market. As of March 31, 2020, Holdings had capacity of approximately $395 million remaining in its stock repurchase program.
Accumulated Other Comprehensive Income (Loss)
AOCI represents cumulative gains (losses) on items that are not reflected in Net income (loss). The balances as of March 31, 2020 and 2019 follow:

	March 31,
	2020	2019
	(in millions)
Unrealized gains (losses) on investments	$3,272	$430
Defined benefit pension plans	(955)	(919)
Foreign currency translation adjustments	(78)	(63)
Total accumulated other comprehensive income (loss)	2,239	(552)
Less: Accumulated other comprehensive income (loss) attributable to noncontrolling interest	(50)	(39)
Accumulated other comprehensive income (loss) attributable to Holdings	$2,289	$(513)

The components of OCI, net of taxes for the three months ended March 31, 2020 and 2019 follow:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended March 31,
	2020	2019
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$1,513	$1,342
(Gains) losses reclassified into net income (loss) during the period (1)	(47)	9
Net unrealized gains (losses) on investments	1,466	1,351
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	(32)	(517)
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $382 and $218)	1,434	834
Change in defined benefit plans:
Reclassification to Net income (loss) of amortization of net prior service credit included in net periodic cost	28	49
Change in defined benefit plans (net of deferred income tax expense (benefit) of $7 and $12)	28	49
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period	(21)	(1)
(Gains) losses reclassified into net income (loss) during the period	—	—
Foreign currency translation adjustment	(21)	(1)
Total other comprehensive income (loss), net of income taxes	1,441	882
Less: Other comprehensive income (loss) attributable to noncontrolling interest	(8)	(1)
Other comprehensive income (loss) attributable to Holdings	$1,449	$883
_______________

(1)
See “Reclassification adjustments” in Note 3. Reclassification amounts presented net of income tax expense (benefit) of $(12) million and $2 million for the three months ended March 31, 2020 and 2019, respectively

Investment gains and losses reclassified from AOCI to Net income (loss) primarily consist of realized gains (losses) on sales and credit losses of AFS securities and are included in Total investment gains (losses), net on the consolidated statements of income (loss). Amounts reclassified from AOCI to Net income (loss) as related to defined benefit plans primarily consist of amortization of net (gains) losses and net prior service cost (credit) recognized as a component of net periodic cost and reported in Compensation and benefits in the consolidated statements of income (loss). Amounts presented in the table above are net of tax.
13)    REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests are presented in the table that follows:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Balance, beginning of period	$365	$38
Net earnings (loss) attributable to redeemable noncontrolling interests	(30)	12
Purchase/change of redeemable noncontrolling interests	(78)	157
Balance, end of period	$257	$207

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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
For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of March 31, 2020, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $100 million.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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
Obligations under Funding Agreements
Federal Home Loan Bank of New York
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
Entering into FHLBNY membership, borrowings and funding agreements requires the ownership of FHLBNY stock and the pledge of assets as collateral. Equitable Life has purchased FHLBNY stock of $315 million and pledged collateral with a carrying value of $9.8 billion, as of March 31, 2020.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Funding agreements are reported in Policyholders’ account balances in the consolidated balance sheets. For other instruments used for asset/liability and cash management purposes, see “Derivative and offsetting assets and liabilities” included in Note 4. The table below summarizes the Company’s activity of funding agreements with the FHLBNY.
Change in FHLBNY Funding Agreements during the Three Months Ended March 31, 2020

	Outstanding Balance at December 31, 2019	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Outstanding Balance at March 31, 2020
	(in millions)
Short-term funding agreements:
Due in one year or less	$4,608	$11,750	$11,900	$174	$4,632
Long-term funding agreements:
Due in years two through five	1,646	—	—	(174)	1,472
Due in more than five years	646	—	—	—	646
Total long-term funding agreements	2,292	—	—	(174)	2,119
Total funding agreements (1)	$6,900	$11,750	$11,900	$—	$6,750

_____________

(1)
The $9 million and $9 million difference between the funding agreements carrying value shown in fair value table for March 31, 2020 and December 31, 2019, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.

Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. At March 31, 2020, these arrangements include commitments by the Company to provide equity financing of $1.1 billion (including $220 million with affiliates) to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.
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
Holdings had $426 million of commitments under existing mortgage loan agreements at March 31, 2020.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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
Operating earnings is calculated by adjusting each segment’s Net income (loss) attributable to Holdings for the following items:

•
Items related to variable annuity product features, which include: (i) certain changes in the fair value of the derivatives and other securities we use to hedge these features; (ii) the effect of benefit ratio unlock adjustments related to extraordinary economic conditions or events such as COVID-19; and (iii) changes in the fair value of the embedded derivatives reflected within variable annuity products’ net derivative results and the impact of these items on DAC amortization on our SCS product.

•	Investment (gains) losses, which includes credit loss impairments of securities/investments, sales or disposals of securities/investments, realized capital gains/losses and valuation allowances;

•
Net actuarial (gains) losses, which includes actuarial gains and losses as a result of differences between actual and expected experience on pension plan assets or projected benefit obligation during a given period related to pension, other postretirement benefit obligations, and the one-time impact of the settlement of the defined benefit obligation;

•	Other adjustments, which includes restructuring costs related to severance, lease write-offs related to non-recurring restructuring activities, separation costs and impacts related to COVID-19; and

•
Income tax expense (benefit) related to the above items and non-recurring tax items, which includes the effect of uncertain tax positions for a given audit period and permanent differences due to the Tax Reform Act.

Revenues derived from any customer did not exceed 10% of revenues for the three months ended March 31, 2020 and 2019.
The table below presents Operating earnings (loss) by segment and Corporate and Other and a reconciliation to Net income (loss) attributable to Holdings for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Net income (loss) attributable to Holdings	$5,410	$(775)
Adjustments related to:
Variable annuity product features (1)	(6,861)	1,540
Investment (gains) losses	(4)	11
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	27	24
Other adjustments (2) (3)	634	40
Income tax expense (benefit) related to above adjustments (4)	1,303	(337)
Non-recurring tax items	6	6
Non-GAAP Operating Earnings	$515	$509

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended March 31,
	2020	2019
	(in millions)
Operating earnings (loss) by segment:
Individual Retirement	$372	$370
Group Retirement	$106	$81
Investment Management and Research	$95	$77
Protection Solutions	$38	$49
Corporate and Other (5)	$(96)	$(68)
______________

(1)	Includes COVID Impact on Variable annuity product features due to assumption update of $1.5 billion and other COVID-19 related impacts of $35 million three months ended March 31, 2020.

(2)	Includes assumption updates due to COVID-19 of $1.0 billion and other COVID-19 related impacts of $51 million three months ended March 31, 2020.

(3)	Include separation costs of $32 million and $24 million for the three months ended March 31, 2020 and 2019, respectively.

(4)	Includes income taxes of $(534) million for the above COVID-19 items for the three months ended March 31, 2020.

(5)	Includes interest expense and financing fees of $56 million and $52 million for the three months ended March 31, 2020 and 2019, respectively.
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

•	Investment (gains) losses, which includes credit loss impairments of securities/investments, sales or disposals of securities/investments, realized capital gains/losses and valuation allowances;

•
Other adjustments, which includes investment income (loss) from certain derivative instruments, excluding derivative instruments used to hedge risks associated with interest margins on interest sensitive life and annuity contracts and freestanding and embedded derivatives associated with products with GMxB features.

The table below presents segment revenues for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
	(in millions)
Segment revenues:
Individual Retirement (1)	$1,481	$1,007
Group Retirement (1)	282	251
Investment Management and Research (2)	907	780
Protection Solutions (1)	859	831
Corporate and Other (1)	299	312
Adjustments related to:
Variable annuity product features	8,339	(1,478)
Investment gains (losses), net	4	(11)
Other adjustments to segment revenues (3)	422	22
Total revenues	$12,593	$1,714
______________

(1)	Includes investment expenses charged by AB of $18 million and $18 million for the three months ended March 31, 2020 and 2019, respectively, for services provided to the Company.

(2)
Inter-segment investment management and other fees of $27 million and $25 million for the three months ended March 31, 2020 and 2019, respectively, are included in segment revenues of the Investment Management and Research segment.

(3)	Includes assumption updates due to COVID-19 of $46 million and other COVID-19 related impacts of $(51) million for the three months ended March 31, 2020.
The table below presents Total assets by segment as of March 31, 2020 and December 31, 2019:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	March 31, 2020	December 31, 2019
	(in millions)
Total assets by segment:
Individual Retirement	$117,299	$123,626
Group Retirement	41,194	43,588
Investment Management and Research	11,915	10,170
Protection Solutions	45,266	46,886
Corporate and Other	25,107	25,600
Total assets	$240,781	$249,870

16)    EARNINGS PER COMMON SHARE
Earnings per common share — basic is calculated by dividing Net income (loss) attributable to Holdings’ common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing the Net income (loss) available to Holdings’ common shareholders by the weighted-average number of common shares outstanding for the period plus the shares representing the dilutive effect of share-based awards. The following table presents the weighted-average shares outstanding and Earnings per common share — basic and diluted:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Weighted-average common shares outstanding:
Weighted-average common shares outstanding — basic	461.0	518.0
Effect of dilutive potential common shares:
Employee share awards (1)	2.5	—
Weighted-average common shares outstanding — diluted (2)	463.5	518.0

Net income (loss):
Net income (loss)	$5,447	$(709)
Less: Net income (loss) attributable to the noncontrolling interest	37	66
Net income (loss) attributable to Holdings	5,410	(775)
Less: Preferred stock dividends	13	—
Net income (loss) available to Holdings’ common shareholders	5,397	(775)

Earnings per common share:
Basic	$11.71	$(1.50)
Diluted	$11.65	$(1.50)
_____________

(1)	Calculated using the treasury stock method.

(2)
Due to net loss for the three months ended March 31, 2019, approximately 1 million more shares were excluded from the diluted earnings per common share calculation than would have been excluded as being anti-dilutive under the treasury stock method.

For the three months ended March 31, 2020 and 2019, 6.0 million and 5.3 million outstanding stock awards, respectively, were not included in the computation of diluted earnings per share because their effect was anti-dilutive.
17)     HELD-FOR-SALE:
Assets and liabilities related to the business classified as held-for-sale are separately reported in the Consolidated Balance Sheets beginning in the period in which the business is classified as held-for-sale.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

U.S. Financial Life Insurance Company and MONY Life Insurance Company of the Americas, Ltd
On December 10, 2019, Holdings entered into a definitive agreement to sell U.S. Financial Life Insurance Company (“USFL”) and MONY Life Insurance Company of the Americas, Ltd (“MLICA”), indirect wholly-owned subsidiaries of Holdings. As a result of the agreement, an estimated impairment of $105 million, net of income tax, was recorded during the quarter ended December 31, 2019 and was included in Investment gains (losses), net in the consolidated statements of income (loss). During the quarter ended March 31, 2020, the Company recorded an additional impairment of $39 million, net of income tax.
At March 31, 2020 and December 31, 2019, respectively, USFL and MLICA had total assets of $843 million and $962 million which is reported in Assets held-for-sale and $679 million and $724 million of total liabilities reported in Liabilities held-for-sale. The assets held-for-sale are reported in the Protection Solutions segment.
The transaction closed on April 1, 2020. See Note 18 for further detail of the sale.
The following table summarizes the components of assets and liabilities held-for-sale on the consolidated balance sheets at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(in millions)
Assets:
Fixed maturity securities	$860	$896
Trading securities, at fair value	14	17
Policy loans	20	19
Cash and cash equivalents	41	65
Amounts due from reinsurers	41	43
Deferred policy acquisition costs	31	31
Other assets	18	24
Assets held-for-sale	1,025	1,095
Less: Loss accrual	(182)	(133)
Total assets held-for-sale	$843	$962

Liabilities:
Policyholders’ account balances	$279	$286
Future policy benefits and other policyholders’ liabilities	398	421
Amounts due to reinsurers	(2)	6
Other liabilities	4	11
Total liabilities held-for-sale	$679	$724

18)     SUBSEQUENT EVENTS
U.S. Financial Life Insurance Company and MONY Life Insurance Company of the Americas, Ltd
On December 10, 2019, Holdings entered into a definitive agreement to sell USFL and MLICA. Accordingly, the assets and liabilities of USFL and MLICA were reported as “held-for-sale” in the Company’s consolidated balance sheets as of March 31, 2020 and December 31, 2019. In addition, the Company recognized an impairment loss in Investment gains (losses), net in the consolidated statements of income (loss) of $39 million and $105 million, net of income tax, during the quarters ended March 31, 2020 and December 31, 2019, respectively, as further described in Note 17. This transaction closed on April 1, 2020.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

COVID-19 Pandemic
The Company has evaluated the effects of events subsequent to March 31, 2020, and through the date of the filing of these unaudited consolidated financial statements with the Securities and Exchange Commission. Subsequent to March 31, 2020, equity and financial markets have experienced significant volatility and interest rates have continued to decline due to the COVID-19 pandemic. The Company is currently unable to determine the extent of the impact of the pandemic to its operations and financial condition.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in its entirety and in conjunction with the consolidated financial statements and related notes contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”).
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
COVID-19 Impact
During the latter part of the first quarter of 2020, the COVID-19 pandemic negatively impacted the U.S. and global economies, created significant volatility and disruption in the capital markets, lowered equity market valuations, dramatically increased unemployment levels and fueled concerns that it will lead to a global recession. In addition, the pandemic resulted in the temporary closures of many businesses and schools and the institution of social distancing and sheltering in place requirements in many states and local communities. The effects from the pandemic have continued into May 2020 and are likely to persist for months to come. Governments around the world have responded to COVID-19 with economic stimulus measures, including a $2 trillion emergency relief bill passed in the U.S. These measures are intended to steady businesses and consumers until economic activity and financial markets meaningfully recover. The timing and magnitude of any such recovery, however, remains uncertain.
As a financial services company, factors such as the volatility and strength of equity markets, interest rates, consumer spending, and government debt and spending all affect the business and economic environment and, ultimately, the amount and profitability of our business. During the current economic downturn, the demand for our products and services and our investment returns could be materially and adversely affected. Action taken by state insurance departments, including the NYDFS, to require insurers to offer flexible premium payment plans, relax payment dates, waive late fees and penalties in order to avoid canceling or non-renewing polices may negatively affect our results of operations. Additionally, the profitability of many of our retirement, protection and investment products depends in part on the value of the AUM supporting them, which may decline substantially depending on any of the foregoing conditions. While our results for the first quarter of 2020 were strong, the ongoing economic impact and the potential for continued volatility and declines in the capital markets could have a significant adverse effect on our business, results of operations and financial condition, particularly if economic activity and financial markets do not recover or recover slowly.
While the COVID-19 pandemic significantly affected the capital markets and economy, we believe the actions we have previously taken help assure that our economic balance sheet is protected from interest rate and equity declines. These actions include redesigning our product portfolio to concentrate on offering less capital intensive products and implementing a hedging strategy that manages and protects against the economic risks associated with our in-force GMxB products. In addition to our hedging strategy, we employ various other methods to manage the risks of our in-force variable annuity products, including asset-liability matching, volatility management tools within the Separate Accounts and an active in-force management program, including buyout offers for certain products. Our General Account was impacted both from declining interest rates, which had a positive effect on fair value, and sharply increased credit spreads, which had a negative impact on fair value. Due to the General Account’s exposure to U.S. government bonds and credit quality of the portfolio, we feel that our balance sheet is well positioned to withstand the extreme volatility in the equity market.
In light of the unprecedented decline in long-term interest rates in the quarter, we updated our long-term GAAP interest rate assumption to grade from current rates over 10-years to the 5-year historical average (currently 2.25%). This change resulted in an unfavorable impact to net income of $(2.5) billion and no impact to Non-GAAP Operating Earnings. For additional information, see “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes.”
Operationally, we acted quickly and implemented our risk management and contingency plans as the COVID-19 pandemic evolved during the quarter. For example, among other things, we implemented travel restrictions, imposed self-quarantine requirements for employees and advisors who were exposed to someone who tested positive or had traveled to certain countries with active COVID-19 outbreaks and, finally, we temporarily closed our corporate locations and advisor branch offices. As a result, most of our employee and advisors are working remotely with only a few operationally critical employees working at certain of our facilities for business continuity purposes. The remote working arrangement has detracted from the ability of our advisors to sell our products in the normal course and, as a result, the demand for our products and services has been impacted and going forward could decline significantly as the pandemic persists. We are also mindful that an extended period of remote work arrangements could strain our business continuity plans, introduce additional operational risk, including cybersecurity and privacy risks, and impair our ability to effectively manage our business.
While the COVID-19 pandemic has negatively impacted aspects of our business in the first quarter of 2020, the extent and nature of its impact is highly uncertain. For additional information regarding the potential impacts of the COVID-19 pandemic, see “Risk Factors—The novel coronavirus (COVID-19) pandemic has adversely impacted our business, and the ultimate effect on our business, results of operations and financial condition will depend on future developments that are highly uncertain, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.”
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

Effect of Assumption Updates on Operating Results
Our actuaries oversee the valuation of the product liabilities and assets and review the underlying inputs and assumptions. We comprehensively review the actuarial assumptions underlying these valuations and update assumptions during the third quarter of each year. Assumptions are based on a combination of Company experience, industry experience, management actions and expert judgment and reflect our best estimate as of the date of the applicable financial statements. Changes in assumptions can result in a significant change to the carrying value of product liabilities and assets and, consequently, the impact could be material to earnings in the period of the change.
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
For further details of our accounting policies and related judgments pertaining to assumption updates, see Note 2  to the notes to the Company’s consolidated financial statements and “-Summary of Critical Accounting Estimates -Liability for Future Policy Benefits” included in the 2019 Form 10-K..
Assumption Updates and Model Changes
We conduct our annual review of our assumptions and models during the third quarter of each year. However, we update our assumptions as needed in the event we become aware of economic conditions or events that could change require a change in our assumptions that we believe may have a significant impact to the carrying value of product liabilities and assets and consequently materially impact our earnings in the period of the change.
Due to the extraordinary economic conditions driven by the COVID-19 pandemic in the first quarter of 2020, we updated our interest rate assumption to grade from the current spot interest rate to an ultimate five-year historical average over a 10-year period. As such, the 10-year U.S. Treasury yield grades from the current level to an ultimate 5-year average of 2.25%.
The low interest rates environment and subsequent update to the interest rate assumption caused a loss recognition event for our life interest-sensitive products, as well as to certain run-off business included in Corporate and Other. This loss recognition event caused an acceleration of DAC amortization on our life interest-sensitive products and an increase in the premium deficiency reserve on the run-off business in the first quarter of 2020.
Impact of Assumption Updates and Model Changes on Income from Continuing Operations before income taxes and Net income (loss)
The table below presents the impact of our actuarial assumption update during the three months ended March 31, 2020 to our Income (loss) from continuing operations, before income taxes and Net income (loss):

Three Months Ended March 31, 2020
(in millions)
Impact of assumption updates on Net income (loss):
Variable annuity product features related assumption update	$(1,468)
Assumption updates for other business	(988)
Impact of assumption updates on Income (loss) from continuing operations, before income tax	(2,456)
Income tax (expense) benefit on assumption update	516
Net income (loss) impact of assumption update	$(1,940)

2020 Assumption Update
The impact of the economic assumption update in the first quarter of 2020 was a decrease of $2.5 billion to Income (loss) from continuing operations, before income taxes and a decrease to Net income (loss) of $1.9 billion.
The net impact of this assumption update on Income (loss) from continuing operations, before income taxes of $2.5 billion consisted of an increase in Policyholders’ benefits of $1.4 billion, an increase in the Amortization of DAC of $1.1 billion, an increase in Policy charges and fee income of $46 million and a decrease in Interest credited to policyholders’ account balances of $6 million.
Impact of Assumption Updates and Model Changes on Income from Continuing Operations before income taxes and Net income (loss)
The unprecedented and rapid spread of COVID-19 and the related restrictions and social distancing measures implemented throughout the world have caused severe, lasting turmoil in the financial markets during the first quarter of 2020.
The Company’s accounting policy governing its Non-GAAP Operating Earnings measure permits adjustments to Non-GAAP Operating Earnings if certain criteria are met, which include if the proposed adjustment relates to a non-recurring event or transaction. Management concluded that all impacts on the Company from the COVID-19 pandemic and its effects on the economy meet the indicators of a non-recurring event. Therefore, management has determined that the items set forth in the table below should be included as adjustments to the Non-GAAP Operating Earnings measure so that investors can more clearly see the delineation between the operating results of the Company’s core operations and the impact of the items specific to the current COVID-19 pandemic crisis. Management expects to continue to treat these items as adjustments to Non-GAAP Operating Earnings in the future.
The table below presents the impact of COVID-19 related impacts on Income (loss) from continuing operations, before income taxes during the first quarter of 2020 by segment and Corporate and Other, and the COVID-19-related adjustments included in the reconciliation of Net Income (loss) attributable to Holdings to Non-GAAP Operating Earnings:

	Three Months Ended March 31, 2020
	COVID-19 Impacts
	Interest Rate Assumption Update	Impacts other than Interest Rate Assumption Update (1)	Total
	(in millions)
Net income (loss) from continuing operations, before income taxes by Segment and Corporate and Other:
Individual Retirement	$(1,417)	$(44)	$(1,461)
Group Retirement	(51)	3	(48)
Protection Solutions	(955)	(32)	(987)
Corporate and Other	(33)	(13)	(46)
Net income (loss) from continuing operations, before income taxes	$(2,456)	$(86)	$(2,542)

COVID-19-related adjustments included in Reconciliation of Net income (loss) attributable to Holdings to Non-GAAP Operating Earnings:
Variable annuities product features	(1,468)	(35)	(1,503)
Assumption update for other business	(988)	(51)	(1,039)
Net income (loss) from continuing operations, before income taxes	$(2,456)	$(86)	$(2,542)
_______________
(1) Includes adjustments to Non-GAAP Operating Earnings primarily due to non-variable annuity hedging impacts resulting from unprecedented volatility in equity markets.
Adjustments related to Individual Retirement and Group Retirement segments are included in the “Variable annuities product features” in the reconciliation of Net income (loss) attributable to Holdings to Non-GAAP Operating Earnings. All other adjustments are included in “Other”. This impact has been more than offset by hedging gains.

Macroeconomic and Industry Trends
Our business and consolidated results of operations are significantly affected by economic conditions and consumer confidence, conditions in the global capital markets and the interest rate environment.
Financial and Economic Environment
Although the first quarter started strong, uncertainties were prevalent at the end of the quarter, as the capital markets reacted to the COVID-19 pandemic. As the pandemic evolved during the latter part of the quarter, equity markets experienced significant volatility and declines, interest rates dropped to historical lows and many state and local governments ordered non-essential businesses to close and residents to shelter in place at home. This resulted in an unprecedented slow-down in economic activity, a related dramatic increase in unemployment and fears of a global recession. Stressed conditions, volatility and disruptions in the capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors. An increase in market volatility could continue to affect our business, including through effects on the yields we earn on invested assets, changes in required reserves and capital and fluctuations in the value of our AUM, AV or AUA from which we derive our fee income. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation and levels of global trade.
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
Regulatory Developments
Our life insurance subsidiaries are regulated primarily at the state level, with some policies and products also subject to federal regulation. In addition, Holdings and its insurance subsidiaries are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, on an ongoing basis, regulators refine capital requirements and introduce new reserving standards. See “Business—Regulation” and “Risk Factors—Legal and Regulatory Risks” in the 2019

Form 10-K. Regulations recently adopted or currently under review can potentially impact our statutory reserve, capital requirements and profitability of the industry and result in increased regulation and oversight for the industry.

•
COVID-19 Impact. In March 2020, in connection with the COVID-19 pandemic, many U.S. state insurance regulators began issuing bulletins, directives and guidance encouraging, requesting or directing licensed life insurance companies to implement life insurance policy measures such as: providing grace periods to policyholders for the payment of insurance premiums and forbearing on the cancellation or non-renewal of life insurance policies due to non-payment of premium. In addition, some states’ governors have issued emergency orders and state insurance commissioners have promulgated emergency regulations requiring such actions. For example, the NYDFS, which is the domiciliary regulator of our principal insurance subsidiary, Equitable Life, promulgated a consolidated emergency regulation on March 30, 2020 requiring insurance company actions with respect to many lines of insurance. Among other requirements, the NYDFS’ Emergency Insurance Regulation 216 provides that where a policyholder can demonstrate financial hardship as a result of the COVID-19 pandemic, insurers authorized to write life insurance or annuities in the state must, with respect to group life insurance policies, extend grace periods for the payment of premiums and fees to 90 days. With respect to any life insurance policy or annuity contracts where the policyholder can demonstrate financial hardship as a result of the COVID-19 pandemic, New York licensed insurers are prohibited from imposing any late fees or reporting such policyholder to a credit reporting agency or debt collection agency in the event of a policyholder’s failure to timely pay premium and must permit policyholders who did not make a premium payment due to financial hardship as a result of the COVID-19 pandemic to pay the premium over a 12-month period. In connection with the NYDFS’ emergency measure, an insurer shall accept a policyholder’s written attestation as proof of financial hardship as a result of the COVID-19 pandemic.

•
Variable Annuity Capital Standards. In 2015, the NAIC Financial Condition (E) Committee established a working group to study and address, as appropriate, regulatory issues resulting from variable annuity captive reinsurance transactions, including reforms that would improve the current statutory reserve and RBC framework for insurance companies that sell variable annuity products. In August 2018, the NAIC adopted the new framework developed and proposed by this working group. Following its referral to various NAIC committees to develop the full implementation details, the new framework became operational in January 2020. Among other changes, the new framework includes new prescriptions for reflecting hedge effectiveness, investment returns, interest rates, mortality and policyholder behavior in calculating statutory reserves and RBC. Once effective, it is expected to materially change the level of variable annuity reserves and RBC requirements as well as their sensitivity to capital markets including interest rate, equity markets, volatility and credit spreads. Overall, we believe the NAIC reform has moved variable annuity capital standards towards an economic framework and is consistent with how we manage our business. The Company adopted the NAIC reserve and capital framework for the year ended December 31, 2019.

•
On February 26, 2020 the NYDFS adopted amendments to Regulation 213 that differ from the NAIC variable annuity reserve and capital framework. These amendments will not materially affect the Company’s GAAP financial condition, results of operations or stockholders’ equity.  However,  Regulation 213, as amended, absent management action, will require our principal insurance subsidiary, Equitable Life, to carry statutory basis reserves for its variable annuity contract obligations equal to the greater of those required under (i) the NAIC standard or (ii) a revised version of the NYDFS requirement in effect prior to the adoption of the amendment for contracts issued prior to January 1, 2020, and for policies issued after that date a new standard that we believe is more conservative than the NAIC standard.  Absent management action, we believe that the adoption of the amendments will materially increase the statutory basis reserves that Equitable Life will be required to carry and, will materially and adversely affect the capacity of Equitable Life to distribute dividends to the Company beyond 2020.  As a holding company, we rely on dividends and other payments from our subsidiaries and, accordingly, any material limitation on Equitable Life’s dividend capacity could materially affect our ability to return capital to stockholders through dividends and stock repurchases.  The Company is considering management actions to mitigate the impact of Regulation 213. These actions could include seeking further amendment of Regulation 213 or exemptive relief therefrom to make the regulation’s application to Equitable Life more consistent with the NAIC reserve and capital framework, as well as changing our underwriting practices to emphasize issuing variable annuity products out of subsidiaries which are not domiciled in New York, increasing the use of reinsurance and other corporate transactions intended to reduce the impact of the regulation.  There can be no assurance that any management action individually or collectively will fully mitigate the impact of Regulation 213. Other state insurance regulators may also propose and adopt standards different from the NAIC framework.

•
Fiduciary Rules / “Best Interest” Standards of Conduct. In the wake of the March 2018 federal appeals court decision to vacate the DOL Rule, the DOL announced that it plans to issue revised fiduciary investment advice regulations. At this time, we cannot predict when those regulations will be issued, what form they may take or their potential impact on us. In addition, the NAIC as well as state regulators either have adopted or are currently considering whether to apply an impartial conduct standard similar to the DOL Rule to recommendations made in connection with certain annuities and, in one case, to life insurance policies. For example, the NAIC has amended its Suitability in Annuity Transactions Model Regulation to apply to a best interest of the consumer standard on insurance producers’ annuity recommendations and to require that insurers supervise such recommendations, and in July 2018, the NYDFS issued a final version of Regulation 187 that adopts a “best interest” standard for recommendations regarding the sale of life insurance and annuity products in New York. Regulation 187 took effect on August 1, 2019 with respect to annuity sales and took effect on February 1, 2020 for life insurance sales and is applicable to sales of life insurance and annuity products in New York. We have developed our compliance framework for Regulation 187 with respect to annuity sales as well as our life insurance business. In addition, state regulators and legislatures in Nevada, New Jersey, Maryland and Massachusetts have proposed measures that would make broker-dealers, sales agents, and investment advisers and their representatives to be subject to a fiduciary duty when providing products and services to customers, including pension plans and IRAs. Massachusetts has adopted such a regulation applying a fiduciary duty standard to broker-dealers and their agents, but it does not apply to insurance product sales, including variable annuities. Beyond the New York regulation, the likelihood of enactment of any such state-based regulation is uncertain at this time, but if implemented, these regulations could have adverse effects on our business and consolidated results of operations.

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

•
Derivatives Regulation. The amount of collateral we are required to pledge and the expenses we incur under our derivatives transactions are expected to increase as a result of the requirement to pledge initial margin for non-centrally cleared derivative transactions (“OTC” derivatives) entered into after the phase-in period, which will likely be applicable to us in September 2021 as a result of adoption by the Office of the Comptroller of the Currency (“OCC”), the Federal Reserve Board, the FDIC, the Farm Credit Administration, and the Federal Housing Finance Agency and the Commodity Futures Trading Commission of final margin requirements for OTC derivatives. Also, the SEC has finalized and adopted the final set of rules related to security-based swaps, which triggers the compliance date for security-based swap entities registration and compliance with previously adopted rules regarding margin, capital, segregation, recordkeeping and reporting and business conduct for security-based swaps. The rules became effective on April 6, 2020. The compliance date for registration of (i) security-based swap dealers that incur a registration obligation as a result of meeting certain thresholds to be set by the SEC on August 6, 2021 will be November 1, 2021 and (ii) major security-based swap participants that incur a registration obligation as a result of security-based swap activities in their quarter ending September 30, 2021 will be December 1, 2021. We continue to monitor developments and are evaluating the potential effect these rules might have on our business.

Impact of the SECURE Act
On December 20, 2019, President Trump signed into law the Setting Every Community Up for Retirement Enhancement Act of 2019 (the “SECURE Act”). The SECURE Act contains a number of provisions that affect the administration and operation of defined contribution plans such as 401(k) and 403(b) plans and IRAs, including provisions that encourage additional retirement savings and lifetime income options, promote the adoption of retirement plans by small employers, provide lifetime income portability, and accelerate the distribution of retirement benefits of deceased retirees. Many provisions of the SECURE Act become effective for plan years beginning after December 31, 2019. At this time, we cannot predict the impact the SECURE Act will have on our business, financial condition or results of operations.
Impact of the CARES Act
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. Several tax provisions were included as part of a broad economic relief package. These include the temporary allowance of Net Operating Loss carrybacks and the acceleration of Alternative Minimum Tax (“AMT”) credit refunds. The Company is assessing the economic and financial statement impact of these provisions.
Impact of the Tax Reform Act
In December 2017, the Tax Reform Act was signed into law. The Tax Reform Act reduced the federal corporate income tax rate to 21% and repealed the corporate AMT while keeping existing AMT credits. It also contained measures affecting our insurance companies, including changes to the DRD, insurance reserves and tax DAC, and measures affecting our international operations. As a result of the Tax Reform Act, our Net Income and Non-GAAP Operating Earnings has improved and the tax liability on the earnings of our foreign subsidiaries has decreased.
In August 2018, the NAIC adopted changes to the RBC calculation, including the C-3 Phase II Total Asset Requirement for variable annuities, to reflect the 21% corporate income tax rate in RBC, which resulted in a reduction to our Combined RBC Ratio.
Overall, the Tax Reform Act had a net positive economic impact on us, and we continue to monitor regulations related to this reform.
Separation Costs
In connection with our separation from AXA, we have incurred and expect to continue to incur one-time and recurring expenses. These expenses primarily relate to information technology, compliance, internal audit, finance, risk management, procurement, client service, human resources, rebranding and other support services. The process of replicating and replacing functions, systems and infrastructure provided by AXA or certain of its affiliates in order to operate on a stand-alone basis is currently underway. These expenses, any recurring expenses, including under the Transitional Services Agreement, and any additional one-time expenses we may incur may be material. See “Risk Factors” in the 2019 Form 10-K for additional information.
We estimate that the aggregate amount of the one-time expenses described above will be approximately $700 million. Through March 31, 2020, a total of $564 million has been incurred, of which $32 million and $24 million was incurred in the three months ended March 31, 2020 and 2019, respectively.
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
We anticipate that the savings from these initiatives will offset any incremental ongoing expenses that we incur as a standalone company, and we expect these initiatives to improve our operating leverage, increasing our Non-GAAP Operating Earnings by approximately $75 million pre-tax per annum by the end of 2020 since the date of our IPO.

Investment Management and Research Business
AB has announced that it will establish its corporate headquarters in and relocate approximately 1,250 jobs located in the New York metro area to, Nashville, Tennessee. Beginning in 2025, AB estimates ongoing annual expense savings of approximately $75 million to $80 million.
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
Non-GAAP Operating Earnings equals our consolidated after-tax net income attributable to Holdings adjusted to eliminate the impact of the following items:

•
Items related to variable annuity product features, which include: (i) certain changes in the fair value of the derivatives and other securities we use to hedge these features; (ii) the effect of benefit ratio unlock adjustments related to extraordinary economic conditions or events such as COVID-19; and (iii) changes in the fair value of the embedded derivatives reflected within variable annuity products’ net derivative results and the impact of these items on DAC amortization on our SCS product.

•	Investment (gains) losses, which includes credit loss impairments of securities/investments, sales or disposals of securities/investments, realized capital gains/losses and valuation allowances;

•
Net actuarial (gains) losses, which includes actuarial gains and losses as a result of differences between actual and expected experience on pension plan assets or projected benefit obligation during a given period related to pension, other postretirement benefit obligations, and the one-time impact of the settlement of the defined benefit obligation;

•	Other adjustments, which includes restructuring costs related to severance, lease write-offs related to non-recurring restructuring activities, separation costs and impacts related to COVID-19; and

•
Income tax expense (benefit) related to the above items and non-recurring tax items, which includes the effect of uncertain tax positions for a given audit period and permanent differences due to the Tax Reform Act.

Because Non-GAAP Operating Earnings excludes the foregoing items that can be distortive or unpredictable, management believes that this measure enhances the understanding of the Company’s underlying drivers of profitability and trends in our business, thereby allowing management to make decisions that will positively impact our business.

We use the prevailing corporate federal income tax rate of 21% in 2020 while taking into account any non-recurring differences for events recognized differently in our financial statements and federal income tax returns as well as partnership income taxed at lower rates when reconciling Net income (loss) attributable to Holdings to Non-GAAP Operating Earnings.
The table below presents a reconciliation of Net income (loss) attributable to Holdings to Non-GAAP Operating Earnings for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Net income (loss) attributable to Holdings	$5,410	$(775)
Adjustments related to:
Variable annuity product features (1)	(6,861)	1,540
Investment (gains) losses	(4)	11
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	27	24
Other adjustments (2) (3)	634	40
Income tax expense (benefit) related to above adjustments (4)	1,303	(337)
Non-recurring tax items	6	6
Non-GAAP Operating Earnings	$515	$509
______________

(1)	Includes COVID-19 impact on Variable annuity product features due to assumption update of $1.5 billion and other COVID-19 related impacts of $35 million for the three months ended March 31, 2020.

(2)	Includes assumption update due to COVID-19 of $1.0 billion and other COVID-19 related impacts of $51 million for the three months ended March 31, 2020.

(3)	Includes separation costs of $32 million and $24 million for the three months ended March 31, 2020 and 2019, respectively.

(4)	Includes income taxes of $(534) million for the above related COVID-19 items for the three months ended March 31, 2020.
Non-GAAP Operating ROE and Non-GAAP Operating ROC by Segment
We report Non-GAAP Operating ROE and Non-GAAP Operating ROC by segment for our Individual Retirement, Group Retirement and Protection Solutions segments, each of which is a Non-GAAP financial measure used to evaluate our profitability on a consolidated basis and by segment, respectively.
We calculate Non-GAAP Operating ROE by dividing Non-GAAP Operating Earnings for the previous twelve calendar months by consolidated average equity attributable to Holdings’ common shareholders, excluding Accumulated Other Comprehensive Income (“AOCI”). We calculate Non-GAAP Operating ROC by segment by dividing Operating earnings (loss) on a segment basis for the previous twelve calendar months by average capital on a segment basis, excluding AOCI, as described below. AOCI fluctuates period-to-period in a manner inconsistent with our underlying profitability drivers as the majority of such fluctuation is related to the market volatility of the unrealized gains and losses associated with our available-for-sale (“AFS”) securities.
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
For Non-GAAP Operating ROC by segment, capital components pertaining directly to specific segments such as DAC along with targeted capital are directly attributed to these segments. Targeted capital for each segment is established using assumptions supporting statutory capital adequacy levels, reflecting the newly adopted NAIC RBC framework the company as of year end 2019. To enhance the ability to analyze these measures across periods, interim periods are annualized. Non-GAAP Operating ROE and Non-GAAP Operating ROC by segment should not be used as substitutes for ROE.
The following table presents Return on Average equity attributable to Holdings’ common shareholders, excluding AOCI and Non-GAAP Operating ROE for the trailing twelve months ended March 31, 2020.

Trailing Twelve Months Ended March 31, 2020
(in millions)
Net income (loss) available to Holdings’ common shareholders	$4,439
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$14,094
Return on average equity attributable to Holdings’ common shareholders, excluding AOCI	31.5%

Non-GAAP Operating Earnings available to Holdings’ common shareholders	$2,390
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$14,094
Non-GAAP Operating ROE	17.0%
The following table presents Non-GAAP Operating ROC by segment for our Individual Retirement, Group Retirement and Protection Solutions segments for the trailing twelve months ended March 31, 2020.

	Trailing Twelve Months Ended March 31, 2020
	Individual Retirement	Group Retirement	Protection Solutions
	(in millions)
Operating earnings	$1,579	$415	$385
Average capital (1)	$7,327	$1,271	$2,820
Non-GAAP Operating ROC	21.6%	32.7%	13.7%
______________

(1)
For average capital amounts by segment, capital components pertaining directly to specific segments such as DAC along with targeted capital are directly attributed to these segments. Targeted capital for each segment is established using assumptions supporting statutory capital adequacy levels, reflecting the newly adopted NAIC RBC framework the company as of year end 2019.

Non-GAAP Operating Earnings Per Common Share
Non-GAAP Operating Earnings per common share (“Non-GAAP EPS”) is calculated by dividing Non-GAAP Operating Earnings by diluted common shares outstanding. The following table sets forth Non-GAAP Operating EPS for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
	(per share amounts)
Net income (loss) attributable to Holdings (1)	$11.67	$(1.50)
Less: Preferred stock dividends	0.02	—
Net income (loss) available to Holdings’ common shareholders	11.65	(1.50)
Adjustments related to:
Variable annuity product features (2)	(14.80)	2.97
Investment (gains) losses	(0.01)	0.02
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	0.06	0.05
Other adjustments (3) (4)	1.36	0.08
Income tax expense (benefit) related to above adjustments (5)	2.81	(0.65)
Non-recurring tax items	0.01	0.01
Non-GAAP Operating Earnings per common share	$1.08	$0.98
______________

(1)
Due to reporting a net loss for the three months ended March 31, 2019, basic shares was used in the diluted earnings per common share calculation as the use of diluted shares would have resulted in a lower loss per share.

(2)	Includes COVID-19 impact on Variable annuity product features due to assumption update of $3.17 and other COVID-19 related impacts of $0.08 for the three months ended March 31, 2020.

(3)	Includes assumption update due to COVID-19 of $2.13 and other COVID-19 related impacts of $0.11 for the three months ended March 31, 2020.

(4)	Includes separation costs of $0.07 and $0.05 for the three months ended March 31, 2020 and 2019.

(5)	Includes income taxes of $(1.15) for the above related COVID-19 items for the three months ended March 31, 2020.
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
Our blended economic interest in AB was approximately 65% and 65% for the three months ended March 31, 2020 and 2019, respectively.
Effective Tax Rates
For interim reporting periods, we calculate income tax expense using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur.
Consolidated Results of Operations
The following table summarizes our consolidated statements of income (loss) for the three months ended March 31, 2020 and 2019:
Consolidated Statement of Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$991	$931
Premiums	289	283
Net derivative gains (losses)	9,401	(1,630)
Net investment income (loss)	616	1,015
Investment gains (losses), net:
Credit losses on AFS debt securities and loans	(12)	—
Other investment gains (losses), net	16	(11)
Total investment gains (losses), net	4	(11)

	Three Months Ended March 31,
	2020	2019
	(in millions, except per share data)
Investment management and service fees	1,136	999
Other income	156	127
Total revenues	12,593	1,714

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	2,788	880
Interest credited to policyholders’ account balances	317	304
Compensation and benefits	526	509
Commissions and distribution-related payments	338	281
Interest expense	52	56
Amortization of deferred policy acquisition costs	1,248	198
Other operating costs and expenses	437	410
Total benefits and other deductions	5,706	2,638
Income (loss) from continuing operations, before income taxes	6,887	(924)
Income tax (expense) benefit	(1,440)	215
Net income (loss)	5,447	(709)
Less: Net income (loss) attributable to the noncontrolling interest	37	66
Net income (loss) attributable to Holdings	$5,410	$(775)
Less: Preferred stock dividends	13	—
Net income (loss) available to Holdings’ common shareholders	$5,397	$(775)

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$11.71	$(1.50)
Diluted	$11.65	$(1.50)
Weighted average common shares outstanding (in millions):
Basic	461.0	518.0
Diluted	463.5	518.9

	Three Months Ended March 31,
	2020	2019
	(in millions)
Non-GAAP Operating Earnings	$515	$509
The following table summarizes our Non-GAAP Operating Earnings per common share for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Non-GAAP Operating Earnings per common share:
Basic	$1.09	$0.98
Diluted	$1.08	$0.98

The following discussion compares the results for the three months ended March 31, 2020 to the three months ended March 31, 2019.
Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
Net Income Attributable to Holdings
Net income (loss) attributable to Holdings increased by $6.2 billion, to a net income of $5.4 billion for the three months ended March 31, 2020 from a net loss of $775 million in the three months ended March 31, 2019 primarily driven by the following notable items:

•
Increase in Net derivative gains of $11.0 billion driven by gains from freestanding derivatives reflecting the decrease in both equity market and interest rates in the first quarter of 2020 compared to increases in the first quarter of 2019, as well as the positive impacts from non-performance risk and credit spreads.

•
Increase in Fee-type revenue of $232 million mainly driven by an increase in our Investment Management and Research segment attributable to higher base fees resulting from higher average AUM and higher Bernstein Research Services revenues, the growth in premiums of our employee benefits products in our Protection Solutions segment, as well as the favorable impact of higher average Separate Accounts AV.

•	Increase in Net investment gains of $15 million primarily due to the rebalancing of our U.S. Treasury portfolio, partially offset by a $49 million impairment on assets and liabilities held-for-sale.

•	Decrease in Net income attributable to noncontrolling interest of $29 million mainly due to lower consolidated VIE income, partly offset by higher AB pre-tax income.

•	Decrease in Income tax benefit of $1.7 billion primarily driven by a pre-tax gain in the first quarter of 2020 compared to pre-tax loss in the first quarter of 2019.
Partially offsetting this increase were the following notable items:

•
Increase in Policyholders’ benefits of $1.9 billion mainly due to our Individual Retirement segment driven by the unfavorable impact from the interest rate assumption update related to COVID-19 as well as the adverse impact of the drop in equity market in the first quarter of 2020, offset by higher Net Derivatives gains.

•
Increase in Amortization of DAC of $1.1 billion mainly in our Protection Solutions segment driven by the impact of the assumption update related to COVID-19. As a result of the lower interest rate assumption, Protection Solutions entered into loss recognition resulting in an acceleration of DAC amortization.

•
Decrease in Net investment income of $399 million mainly due to a change in the market value of trading securities supporting our variable annuity products due to higher credit spreads in 2020 compared to 2019.

•
Increase in Compensation, benefits and other operating expenses of $44 million mainly driven by our Investment Management and Research segment resulting from higher employee compensation due to higher average AUM.

•
Increase in Commissions and distribution-related payments of $57 million mainly driven by higher commission expense due to higher distribution-related payments in our Investment Management and Research segment, as well as the growth in broker dealers sales.

•
Increase in Interest credited to policyholders’ account balances of $13 million driven by our Individual Retirement segment primarily attributable to higher SCS AV due to new business growth, partly offset by a decrease in our Protection Solution segment.

See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding the COVID-19-related assumption update and other COVID-19 related impacts.
Non-GAAP Operating Earnings
Non-GAAP Operating Earnings increased by $6 million to $515 million for the three months ended March 31, 2020 from $509 million in the three months ended March 31, 2019. The following notable items were the primary drivers for the increase in Non-GAAP Operating Earnings.

•	Increase in Net derivative gains of $458 million mainly due to our Individual Retirement segment largely offsetting the impact of the drop in equity markets in 2020.

•
Increase in Fee-type revenue of $186 million mainly driven by an increase in our Investment Management and Research segment attributable to higher base fees resulting from higher average AUM and higher Bernstein Research Services revenues, the growth in premiums of our employee benefits products in our Protection Solutions segment, as well as the favorable impact of higher average Separate Accounts AV.

•	Increase in Net investment income of $3 million mainly due to the positive impacts of higher asset balances and the General Account investment portfolio optimization.
Partially offsetting this increase were the following notable items:

•
Increase in Policyholders’ benefits of $480 million mainly in our Individual Retirement segment (offset by an increase in Net derivatives gains) reflecting the impact of equity market declines in 2020.

•
Increase in Commissions and distribution-related payments of $57 million mainly driven by higher distribution-related payments in our Investment Management and Research segment, as well as the growth in sales. products.

•
Increase in Compensation, benefits and other operating costs and expenses of $37 million mainly driven by our Investment Management and Research segment resulting from higher employee compensation due to higher average AUM, partly offset by productivity initiatives.

•
Increase in Interest credited to policyholders’ account balances of $20 million driven by our Individual Retirement segment primarily attributable to higher SCS AV due to new business growth, partly offset by a decrease in our Protection Solution segment.

•
Increase in Amortization of DAC of $20 million mainly due to higher SCS amortization in our Individual Retirement segment due to business growth, higher reactivity to earnings in our Closed Block, and higher baseline amortization in our Protection Solutions segments.

•	Increase in Earnings attributable to the noncontrolling interest of $10 million mainly in our Investment Management and Research segment due to higher AB Operating earnings.

•	Increase in Income tax expense of $15 million mainly driven by higher pre-tax earnings.
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
The following table summarizes Operating earnings (loss) on our segments and Corporate and Other for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Operating earnings (loss) by segment:
Individual Retirement	$372	$370
Group Retirement	106	81
Investment Management and Research	95	77
Protection Solutions	38	49
Corporate and Other	(96)	(68)
Non-GAAP Operating Earnings	$515	$509
Effective Tax Rates by Segment
For interim reporting periods, we calculate income tax expense using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. Income tax expense is calculated using the ETR and then allocated to our business segments using a 18% ETR for our retirement and protection business (Individual Retirement, Group Retirement, and Protection Solutions) and a 28% ETR for Investment Management and Research.
Individual Retirement
The Individual Retirement segment includes our variable annuity products which primarily meet the needs of individuals saving for retirement or seeking retirement income.
The following table summarizes Operating earnings of our Individual Retirement segment for the periods presented:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Operating earnings	$372	$370
Key components of Operating earnings are:

	Three Months Ended March 31,
	2020	2019
	(in millions)
REVENUES
Policy charges, fee income and premiums	$501	$498
Net investment income	316	268
Investment gains (losses), net including derivative gains (losses)	487	63
Investment management, service fees and other income	177	178
Segment revenues	$1,481	$1,007

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits	$679	$244
Interest credited to policyholders' account balances	82	62
Commissions and distribution-related payments	72	66
Amortization of deferred policy acquisition costs	88	83
Compensation, benefits and other operating costs and expenses	107	111
Interest expense	—	—
Segment benefits and other deductions	$1,028	$566
The following table summarizes AV for our Individual Retirement segment as of the dates indicated:

	As of
	March 31, 2020	December 31, 2019
	(in millions)
AV
General Account	$23,862	$26,108
Separate Accounts	69,727	82,814
Total AV	$93,589	$108,922
The following table summarizes a roll-forward of AV for our Individual Retirement segment for the periods presented:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Balance as of beginning of period	$108,922	$94,589
Gross premiums	1,990	2,038
Surrenders, withdrawals and benefits	(2,310)	(2,126)
Net flows	(320)	(88)
Investment performance, interest credited and policy charges	(15,004)	7,997
Other (1)	(6)	—
Reclassified to Assets held-for-sale	(3)	—
Balance as of end of period	$93,589	$102,498
______________
(1) Represents amounts related to our fixed income annuity (“FIA”) contracts which were previously reported as Policyholders’ account balances in the consolidated balance sheets and therefore included in our definition of “Account Value”. As of March 31, 2020, FIAs are reported as Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets and accordingly were excluded from Account Value.

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019 for the Individual Retirement Segment
Operating earnings
Operating earnings increased $2 million to $372 million during the three months ended March 31, 2020 from $370 million in the three months ended March 31, 2019. The following notable items were the primary drivers for the increase in Operating earnings.

•	Increase in Net investment income of $48 million mainly due to higher SCS asset balances and the General Account investment portfolio optimization.
The increase was partially offset by:

•	Increase in Interest credited to policyholders’ account balances of $20 million primarily driven by higher SCS AV due to new business growth.

•	Increase in Amortization of DAC of $5 million, primarily due to SCS, reflecting business growth.

•	Commissions and distribution-related payments increased by $6 million due to higher average asset balances.

•	Net GMxB results were stable as the increase in Net derivatives gains almost offset the increase in Policyholders’ benefits reflecting the impact of lower equity market in 2020.

•	Increase in Income tax expense of $10 million was driven by higher pre-tax earnings.
Net Flows and AV

•
The decline in AV of $15.3 billion in the three months ended March 31, 2020 was due primarily to declines in equity markets ($-15 billion) and net outflows in our older fixed-rate GMxB block ($-0.3 billion).

•
Net outflows of $320 million were $233 million higher than in the three months ended March 31, 2019, mainly driven by $935 million of outflows on our older fixed-rate GMxB block, which were partially offset by $615 million of inflows on our newer, less capital-intensive products.

Group Retirement
The Group Retirement segment offers tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses.
The following table summarizes Operating earnings of our Group Retirement segment for the periods presented:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Operating earnings	$106	$81
Key components of Operating earnings are:

	Three Months Ended March 31,
	2020	2019
	(in millions)
REVENUES
Policy charges, fee income and premiums	$71	$65
Net investment income	159	134
Investment gains (losses), net including derivative gains (losses)	—	4
Investment management, service fees and other income	52	48
Segment revenues	$282	$251

	Three Months Ended March 31,
	2020	2019
	(in millions)
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$—	$—
Interest credited to policyholders’ account balances	76	73
Commissions and distribution-related payments	11	10
Amortization of deferred policy acquisition costs	12	12
Compensation, benefits and other operating costs and expenses	54	60
Interest expense	—	—
Segment benefits and other deductions	$153	$155
The following table summarizes AV for our Group Retirement segment as of the dates indicated:

	As of
	March 31, 2020	December 31, 2019
	(in millions)
AV
General Account	$12,257	$12,071
Separate Accounts	20,891	25,809
Total AV	$33,148	$37,880
The following table summarizes a roll-forward of AV for our Group Retirement segment for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Balance as of beginning of period	$37,880	$32,401
Gross premiums	925	840
Surrenders, withdrawals and benefits	(797)	(733)
Net flows	128	107
Investment performance, interest credited and policy charges	(4,860)	2,569
Balance as of end of period	$33,148	$35,077
Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019 for the Group Retirement Segment
Operating earnings
Operating earnings increased $25 million to $106 million during the three months ended March 31, 2020 from $81 million in the three months ended March 31, 2019. The increase is primarily attributable to the following:

•	Net investment income increased by $25 million due to higher asset balances and the General Account investment portfolio optimization.

•	Increase in fee-type revenues of $10 million due to positive net flows and higher average Separate Accounts AV.

•	Operating expense reduction of $6 million due to continuous efficiency gains.
The increase was partially offset by the following:

•	Interest credited to policyholders’ account balances increased by $3 million due to General Account growth.
Net Flows and AV

•	The decrease in AV of $4.7 billion in the three months ended March 31, 2020 was driven by equity markets ($-4.9 billion), partially mitigated by positive net flows ($128 million).

•	Net inflows of $128 million increased $21 million, driven by strong gross premiums in both tax exempt and corporate market.

Investment Management and Research
The Investment Management and Research segment provides diversified investment management, research and related services to a broad range of clients around the world. Operating earnings (loss), net of tax, presented here represents our economic interest in AB of approximately 65% and 65% during three months ended March 31, 2020 and 2019 respectively.

	Three Months Ended March 31,
	2020	2019
	(in millions)
Operating earnings	$95	$77
Key components of Operating earnings are:

	Three Months Ended March 31,
	2020	2019
	(in millions)
REVENUES
Policy charges, fee income and premiums	$—	$—
Net investment income	(33)	24

	Three Months Ended March 31,
	2020	2019
	(in millions)
Investment gains (losses), net including derivative gains (losses)	30	(20)
Investment management, service fees and other income	910	776
Segment revenues	$907	$780

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$—	$—
Interest credited to policyholders’ account balances	—	—
Commissions and distribution related payments	140	106
Amortization of deferred policy acquisition costs	—	—
Compensation, benefits and other operating costs and expenses	558	509
Interest expense	2	4
Segment benefits and other deductions	$700	$619
Changes in AUM in the Investment Management and Research segment for the periods presented were as follows:

	Three Months Ended March 31,
	2020	2019
	(in billions)
Balance as of beginning of period	$622.9	$516.4
Long-term flows
Sales/new accounts	31.6	23.1
Redemptions/terminations	(32.7)	(18.2)
Cash flow/unreinvested dividends	(4.5)	(3.8)
Net long-term (outflows) inflows	(5.6)	1.1
Acquisition	0.2	—
Market appreciation (depreciation)	(75.7)	37.2
Net change	(81.1)	38.3
Balance as of end of period	$541.8	$554.7

Average AUM in the Investment Management and Research segment for the periods presented by distribution channel and investment services were as follows:

	Three Months Ended March 31,
	2020	2019
	(in billions)
Distribution Channel:
Institutions	$276.6	$252.2
Retail	229.0	193.4
Private Wealth Management	96.4	93.6
Total	$602.0	$539.2

Investment Service:
Equity Actively Managed	$164.8	$148.5
Equity Passively Managed (1)	55.4	53.9
Fixed Income Actively Managed – Taxable	256.7	223.4
Fixed Income Actively Managed – Tax-exempt	47.7	42.6
Fixed Income Passively Managed (1)	9.7	9.4
Other (2)	67.7	61.4
Total	$602.0	$539.2
_______________

(1)	Includes index and enhanced index services.

(2)	Includes multi-asset solutions and services, and certain alternative investments.
Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019 for the Investment Management and Research Segment
Operating earnings
Operating earnings increased $18 million to $95 million during the three months ended March 31, 2020 from $77 million in three months ended March 31, 2019 primarily attributable to the following:

•	Increase in fee-type revenues of $134 million primarily due to higher base fees driven by higher average AUM, and higher Bernstein Research Services revenues.

•
Net derivative gains (losses) increased $50 million primarily due to derivative gains from economically hedging the seed capital investment subject to market risk, partly offsetting the decrease in Net investment income.

The increase was partially offset by the following:

•	Decrease in Net investment income of $57 million mainly due to the seed capital investment subject to market risk, partly offset by Net Derivative gains.

•	Compensation, benefits and other operating costs and expenses increased $49 million primarily due to higher employee compensation attributed to higher revenues.

•	Higher commissions and distribution-related payments of $34 million due to higher payments to financial intermediaries for distribution of AB mutual funds.

•	Earnings attributable to the noncontrolling interest increased by $20 million due to higher AB Operating earnings.
Long-Term Net Flows and AUM

•
Total AUM as of March 31, 2020 was $541.8 billion, down $81.1 billion, or 13.0%, compared to December 31,2019, and down $12.9 billion, or 2.3%, compared to March 31, 2019. During the first quarter of 2020, AUM decreased as a result of market depreciation of $75.7 billion and net outflows of $5.6 billion (primarily due to Retail net outflows of $5.4 billion). During the twelve months ended March 31, 2020, AUM decreased as a result of market depreciation of $30.8 billion, partially offset by net inflows of $18.6 billion (Retail net inflows of $13.1 billion and Institutional net inflows of $7.6 billion, offset by net outflows of $2.1 billion for Private Wealth Management).

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
The following table summarizes Operating earnings of our Protection Solutions segment for the periods presented:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Operating earnings	$38	$49
Key components of Operating earnings are:

	Three Months Ended March 31,
	2020	2019
	(in millions)
REVENUES
Policy charges, fee income and premiums	$557	$542
Net investment income	244	224
Investment gains (losses), net including derivative gains (losses)	2	10
Investment management, service fees and other income	56	55
Segment revenues	$859	$831

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$502	$452
Interest credited to policyholders’ account balances	127	138
Commissions and distribution related payments	40	38
Amortization of deferred policy acquisition costs	56	50
Compensation, benefits and other operating costs and expenses	88	95
Interest expense	—	—
Segment benefits and other deductions	$813	$773
The following table summarizes Protection Solutions Reserves for our Protection Solutions segment as of the dates presented:

	As of
	March 31, 2020	December 31, 2019
	(in millions)
Protection Solutions Reserves (1)
General Account	$17,275	$17,298
Separate Accounts	11,259	13,616
Total Protection Solutions Reserves	$28,534	$30,914
_______________

(1)	Does not include Protection Solutions Reserves for our employee benefits business as it is a start-up business and therefore has immaterial in-force policies.
The following table presents our in-force face amounts for the periods indicated, respectively, for our individual life insurance products:

	As of
	March 31, 2020	December 31, 2019
	(in billions)
In-force face amount by product: (1)
Universal Life (2)	$52.7	$53.3
Indexed Universal Life	26.4	25.8
Variable Universal Life (3)	126.0	127.5
Term	228.7	233.5
Whole Life	1.3	1.4
Total in-force face amount	$435.1	$441.5
_______________

(1)	Includes individual life insurance and does not include employee benefits as it is a start-up business and therefore has immaterial in-force policies.

(2)	Universal Life includes Guaranteed Universal Life.

(3)	Variable Universal Life includes VL and COLI.
Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019 for the Protection Solutions Segment
Operating earnings
Operating earnings decreased $11 million to $38 million during the three months ended March 31, 2020 from $49 million in the three months ended March 31, 2019 primarily attributable to the following:

•	Increase in Policyholders’ benefits of $50 million mainly due to an increase in term product reserves and adverse mortality experience.

•	Net Derivative Losses of $8 million mainly due to volatility in markets, partly offset by a decrease in interest credited.

•	Increase in Amortization of DAC of $6 million mainly due to higher baseline amortization.
This decrease was partially offset by the following:

•	Net investment income increased by $20 million primarily due to higher average asset balances and the General Account investment portfolio optimization.

•	Fee-type revenue increased by $16 million mainly driven by higher premiums in our employee benefits products.

•
Interest Credited to policyholder’s account balances decreased by $11 million, including the non-repeat adverse impact in the first quarter of 2019 from the reclassification of certain products, partly offset by Net Derivatives losses.

•	Compensation, benefits and other operating costs and expenses decreased by $7 million mainly due to productivity initiatives.
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
The following table summarizes Operating earnings (loss) of Corporate and Other for the periods presented:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Operating earnings (loss)	$(96)	$(68)

General Account Investment Portfolio
The General Account investment portfolio supports the insurance and annuity liabilities of our Individual Retirement, Group Retirement and Protection Solutions businesses. Our General Account investment portfolio investment strategy seeks to achieve sustainable risk-adjusted returns by focusing on principal preservation, investment return, duration and liquidity requirements by product class and the diversification of risks. Investment activities are undertaken according to investment policy statements that contain internally established guidelines and are required to comply with applicable laws and insurance regulations. Risk tolerances are established for credit risk, market risk, liquidity risk and concentration risk across types of issuers and asset classes that seek to mitigate the impact of cash flow variability arising from these risks. The impact of COVID-19 is evolving rapidly and its effects upon invested assets are being assessed for potential negative impacts to the performance of mortgage loans and fixed maturities.
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
As part of our asset and liability management strategies, we maintain a weighted average duration for our General Account investment portfolio that is within an acceptable range of the estimated duration of our liabilities given our risk appetite and hedging programs. Our asset and liability management strategies are applied to portfolio duration groups within the General Account investment portfolio. For example, we maintain a “short duration” group comprised primarily of investment grade fixed maturity securities that are aligned with the duration of product liabilities with an average duration of less than six years (e.g., our SCS product). As of March 31, 2020 and December 31, 2019, 58% and 62% of the fixed maturities in the short duration group were rated NAIC 1, and 42% and 38% were rated NAIC 2, respectively. During the first quarter of 2020, new purchases from both new money flows and portfolio rebalancing activity were designated as available-for-sale (“AFS”) included in fixed maturities. The remaining trading securities in the short duration VA portfolio will be opportunistically rebalanced to AFS and shown with fixed maturities, which is consistent with other portfolios in our General Account. New AFS assets included in fixed maturities had an amortized cost of $13.6 billion as of March 31, 2020.
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

.

	Three Months Ended March 31,				Year Ended December 31
	2020 (3)		2019		2019
	Yield	Amount (2)	Yield	Amount (2)	Amount (2)
	(Dollars in millions)
Fixed Maturities:
Income (loss)	3.59%	$573	3.65%	$435	$2,019
Ending assets		64,815		48,767	62,687
Mortgages:
Income (loss)	4.22%	128	4.41%	132	541
Ending assets		12,123		12,117	12,107
Other Equity Investments (1):
Income (loss)	7.42%	28	4.27%	15	86
Ending assets		1,556		1,404	1,507
Policy Loans:
Income (loss)	5.57%	52	5.62%	53	210
Ending assets		3,720		3,766	3,735
Cash and Short-term Investments:
Income (loss)	(1.35)%	(16)	—%	—	(4)
Ending assets		7,552		3,243	1,856
Repurchase and funding agreements:
Interest expense and other		(29)		(25)	(110)
Ending assets (liabilities)		(6,759)		(4,001)	(6,909)
Total Invested Assets:
Income (loss)	3.73%	736	3.83%	610	2,742
Ending Assets		83,007		65,296	74,983
Short Duration Fixed Maturities:
Income (loss)	3.60%	52	2.98%	101	312
Ending assets		5,729		12,262	6,173
Total:
Investment income (loss)	3.72%	788	3.68%	711	3,054
Less: investment fees	(0.12)%	(25)	(0.08)%	(16)	(66)
Investment Income, Net	3.60%	$763	3.60%	$695	$2,988
Ending Net Assets		$88,736		$77,558	$81,156
______________

(1)	Includes, as of March 31, 2020, March 31, 2019 and December 31, 2019 respectively, $357 million, $277 million and $365 million of other invested assets.

(2)
Amount for fixed maturities and mortgages represents original cost, reduced by repayments, write-downs, adjusted amortization of premiums, accretion of discount and allowances. Cost for equity securities represents original cost reduced by write-downs; cost for other limited partnership interests represents original cost adjusted for equity in earnings and reduced by distributions.

(3)	March 31, 2020 excludes assets reclassified to Held-for-Sale of $1.0 billion and income of $8 million.
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

Fixed Maturities by Industry (1)

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total (%)
	(in millions)
As of March 31, 2020 (3)
Corporate Securities:
Finance	$13,134	$—	$298	$149	$13,283	19%
Manufacturing	12,899	—	651	95	13,455	19%
Utilities	5,191	—	208	83	5,316	8%
Services	6,447	2	295	86	6,654	9%
Energy	3,909	—	44	377	3,576	5%
Retail and wholesale	3,643	—	169	24	3,788	5%
Transportation	1,819	—	91	24	1,886	3%
Other	154	—	2	5	151	—%
Total corporate securities	47,196	2	1,758	843	48,109	68%
U.S. government	14,211	—	4,407	—	18,618	27%
Residential mortgage-backed (2)	170	—	14	—	184	—%
Preferred stock	545	—	10	31	524	1%
State & political	661	—	71	7	725	1%
Foreign governments	483	—	27	12	498	1%
Commercial mortgage-backed	37	—	2	—	39	—%
Asset-backed securities	1,514	—	6	124	1,396	2%
Total	$64,817	$2	$6,295	$1,017	$70,093	100%

As of December 31, 2019
Corporate Securities:
Finance	$12,015	$—	$469	$4	$12,480	19%
Manufacturing	12,643	—	706	9	13,340	20%
Utilities	4,999	—	302	8	5,293	8%
Services	6,730	—	386	17	7,099	11%
Energy	3,772	—	189	14	3,947	6%
Retail and wholesale	3,515	—	183	7	3,691	6%
Transportation	1,793	—	115	3	1,905	3%
Other	198	—	8	—	206	—%
Total corporate securities	45,665	—	2,358	62	47,961	73%
U.S. government and agency	14,395	—	1,289	305	15,379	23%
Residential mortgage-backed (2)	178	—	13	—	191	—%
Preferred stock	501	—	17	5	513	1%
State & political	638	—	70	3	705	1%
Foreign governments	462	—	35	5	492	1%
Commercial mortgage-backed	—	—	—	—	—	—%
Asset-backed securities	848	—	4	3	849	1%
Total	$62,687	$—	$3,786	$383	$66,090	100%
______________

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

(2)	Includes publicly traded agency pass-through securities and collateralized obligations.

(3)	Excludes amounts reclassified as Held-for-Sale.

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
The following table sets forth the General Account’s fixed maturities portfolio by NAIC rating at the dates indicated.
Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
As of March 31, 2020 (1)
1................................	Aaa, Aa, A	$42,890	$—	$5,656	$297	$48,249
2................................	Baa	20,310	—	634	501	20,443
	Investment grade	63,200	—	6,290	798	68,692
3................................	Ba	937	2	3	146	792
4................................	B	614	—	2	63	553
5................................	Caa	64	—	—	9	55
6................................	Ca, C	2	—	—	1	1
	Below investment grade	1,617	2	5	219	1,401
Total Fixed Maturities		$64,817	$2	$6,295	$1,017	$70,093

As of December 31, 2019
1................................	Aaa, Aa, A	$42,770	$—	$2,666	$342	$45,094
2................................	Baa	18,605	—	1,105	18	19,692
	Investment grade	61,375	—	3,771	360	64,786
3................................	Ba	663	—	9	7	665
4................................	B	567	—	4	10	561
5................................	Caa	80	—	2	6	76
6................................	Ca, C	2	—	—	—	2
	Below investment grade	1,312	—	15	23	1,304
Total Fixed Maturities		$62,687	$—	$3,786	$383	$66,090
______________

(1)	Excludes amounts reclassified as Held-for-Sale.
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

Mortgage Loans by Region and Property Type

	March 31, 2020		December 31, 2019
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(in millions)
By Region:
U.S. Regions:
Pacific	$3,550	29%	$3,468	29%
Middle Atlantic	3,247	27	3,220	27
South Atlantic	1,277	11	1,269	10
East North Central	904	8	906	8
Mountain	1,017	8	1,012	8
West North Central	889	7	896	7
West South Central	627	5	631	5
New England	513	4	566	5
East South Central	145	1	139	1
Total Mortgage Loans	$12,169	100%	$12,107	100%

By Property Type:
Office	$3,847	32%	$3,794	31%
Multifamily	3,757	31	3,768	31
Agricultural loans	2,705	22	2,717	23
Retail	696	5	665	5
Industrial	348	3	344	3
Hospitality	475	4	477	4
Other	341	3	342	3
Total Mortgage Loans	$12,169	100%	$12,107	100%
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
Sources and Uses of Liquidity
The Company had sufficient cash flows from operations to satisfy liquidity requirements.
Cash Flows of Holdings
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

	Three Months Ended March 31,
	2020	2019
	(in millions)
Highly Liquid Assets, beginning of period	$1,589	$823
Dividends from subsidiaries	263	68
Repayment of surplus note including interest	—	576
Capital contributions to subsidiaries	(135)	(76)
Total Business Capital Activity	128	568

Purchase of treasury shares	(205)	(600)
Retirement of treasury shares	—	(150)
Shareholder dividends paid	(69)	(68)
Total Share Repurchases, Dividends and Acquisition Activity	(274)	(818)

Preferred stock dividend	(13)	—
Total Preferred Stock Activity	(13)	—

Issuance of loans to affiliates	(270)	—
Net decrease (increase) in loans to affiliates	(270)	—
Total Affiliated Debt Activity	(270)	—
Interest paid on external debt and P-Caps	(12)	(3)
Others, net	(25)	236
Total Other Activity	(37)	233

Net increase (decrease) in highly liquid assets	(466)	(16)
Highly Liquid Assets, end of period	$1,123	$807
In the quarter ended March 31, 2020, Holdings’ liquid assets decreased $0.5 billion. Excluding the amount set aside for the EQH facility, liquid assets decreased $0.2 billion. The resources increased by $0.3 billion due to dividend from our subsidiaries, and the uses are $0.3 billion shareholders return including dividend and share repurchases and $0.1 billion capital contribution to subsidiaries.
Cash Distributions from Our Subsidiaries
In 2019, Holdings and certain of its subsidiaries received cash distributions from AB of $452 million and $1 billion in dividends from Equitable Life. Also, Holdings received $576 million from Equitable Life as repayment of principal of $572 million and interest of $4 million related to a $572 million surplus note.
In 2020, Holdings and certain of its subsidiaries received cash distributions from AB of $161 million. Also, Holdings received $60 million in distributions from AXA Advisors.

Distributions from Insurance Subsidiaries
Our insurance companies are subject to limitations on the payment of dividends and other transfers of funds to Holdings and other affiliates under applicable insurance law and regulation. Also, more generally, the ability of our insurance subsidiaries to pay dividends can be affected by market conditions and other factors beyond our control.
Under New York insurance law applicable to Equitable Life, a domestic stock life insurer may not, without prior approval of the NYDFS, pay a dividend to its stockholders exceeding an amount calculated based on a statutory formula. This formula would permit Equitable Life to pay shareholder dividends up to approximately $2.4 billion during 2020. Dividends in excess of this amount require the insurer to file a notice of its intent to declare the dividends with the NYDFS and prior approval or non-disapproval from the NYDFS.
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
As of March 31, 2020, Holdings and its non-insurance company subsidiaries hold approximately 167.5 million AB Units, 4.1 million AB Holding Units and the 1% General Partnership interest in ABLP, while 2.6 million AB Units continue to be held by Equitable America. Because Equitable America is subject to regulatory restrictions on the amount of dividends it may pay, distributions it receives from AB may not be distributable to Holdings.
As of March 31, 2020, the ownership structure of ABLP, including AB Units outstanding as well as the general partner’s 1% interest, was as follows:

Owner	Percentage Ownership
EQH and its subsidiaries	63.4%
AB Holding	35.9%
Unaffiliated holders	0.7%
Total	100.0%
Including both the general partnership and limited partnership interests in AB Holding and ABLP, Holdings and its subsidiaries had an approximate 65% economic interest in AB as of March 31, 2020.

Holdings Credit Facilities
We have a $2.5 billion five-year senior unsecured revolving credit facility (the “Credit Facility”), which may provide significant support to our liquidity position when alternative sources of credit are limited. In addition to the Credit Facility, we have letter of credit facilities with an aggregate principal amount of approximately $1.9 billion (the “LOC Facilities”), primarily to be used to support our life insurance business reinsured to EQ AZ Life Re in April 2018.
The Credit Facilities and LOC Facilities contain certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries and the dollar amount of secured indebtedness that may be incurred by us, which could restrict our operations and use of funds. The right to borrow funds under the Credit Facility and LOC Facilities is subject to the fulfillment of certain conditions, including compliance with all covenants, and the ability to borrow thereunder is also subject to the continued ability of the lenders that are or will be parties to the facilities to provide funds. As of March 31, 2020, we were in compliance with these covenants. For additional information regarding the covenants in the facilities and the conditions to borrowing thereunder, see “Part I Item 1A-Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2019.

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
On February 26, 2020, Holdings’ Board of Directors declared a cash dividend on Holdings’ common stock of $0.15 per share, payable on March 16, 2020 to shareholders of record as of March 9, 2020.
On February 26, 2020, Holdings’ Board of Directors declared a cash dividend of $393.741 per share on the Company’s Series A 5.25% Non-Cumulative Perpetual Preferred stock, with a liquidation preference of $25,000 per share, which are represented by depositary shares, each representing a 1/1,000th interest in a share of preferred stock, holders of which will receive approximately $0.39 per depositary share. The dividend was paid on March 16, 2020 to holders of record as of March 5, 2020.
Share Repurchase Programs
In 2019, Holdings repurchased approximately 65.6 million shares of its common stock.
On February 26, 2020, Holdings’ Board of Directors authorized an increase of $600 million to the capacity of its existing $400 million share repurchase program (the “2020 Program”). Under this program, Holdings may, from time to time through March 31, 2021, purchase its common stock through various means.
During the quarter ended March 31, 2020, Holdings repurchased 13.7 million shares of its common stock.
As of March 31, 2020, Holdings had a remaining capacity of approximately $395 million remaining in the 2020 program.
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
FHLB Membership
Equitable Life is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides Equitable Life with access to collateralized borrowings and other FHLBNY products. At March 31, 2020, we had $4.6 billion of short-term outstanding funding agreements and $2.1 billion of long-term outstanding funding agreements issued to the FHLBNY and had posted $9.8 billion securities as collateral for funding agreements. In addition, Equitable Life implemented a hedge to lock in the funding agreements borrowing rate, and $9 million of hedge impact was reported as funding agreement carrying value.
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
AB Credit Facility
AB has a $800 million committed, unsecured senior revolving credit facility (the “AB Credit Facility”) that matures on September 27, 2023. The credit facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $200 million. Any such increase is subject to the consent of the affected lenders. The AB Credit Facility is available for AB’s business purposes, including the support of AB’s commercial paper program. AB can draw directly under the AB Credit Facility and AB management may draw on the AB Credit Facility from time to time.
The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of March 31, 2020, AB was in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments automatically would terminate.
Amounts under the AB Credit Facility may be borrowed, repaid and re-borrowed by us from time to time until the maturity of the facility. Voluntary prepayments and commitment reductions requested by us are permitted at any time without a fee (other than customary breakage costs relating to the prepayment of any drawn loans) upon proper notice and subject to a minimum dollar requirement. Borrowings under the AB Credit Facility bear interest at a rate per annum, which will be, at AB’s option, a rate equal to an applicable margin, which is subject to adjustment based on the credit ratings of AB, plus one of the following indices: London Interbank Offered Rate; a floating base rate; or the Federal Funds rate.
As of March 31, 2020, and December 31, 2019, AB had no amounts outstanding under the AB Credit Facility. During the quarter ended March 31, 2020 and the full year 2019, AB did not draw upon the AB Credit Facility.
EQH Facility
In addition to the AB Credit Facility, AB has a $900 million committed, unsecured senior credit facility (the “EQH Facility”) with Holdings. The EQH Facility matures on November 4, 2024 and is available for AB's general business purposes. Borrowings under the EQH Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates.
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
Amounts under the EQH Facility may be borrowed, repaid and re-borrowed by AB from time to time until the maturity of the facility. AB or Holdings may reduce or terminate the commitment at any time without penalty upon proper notice. Holdings also may terminate the facility immediately upon a change of control of AB’s general partner.
As of March 31, 2020 and December 31, 2019, AB had $830 million and $560 million, respectively, outstanding under the EQH Facility with interest rates of approximately 0.2% and 1.6%, respectively. Average daily borrowing of the EQH Facility for the three months ended March 31, 2020 and for the 57 days it was available in 2019 were $592 million and $359 million, respectively, with a weighted average interest rate of approximately 1.3% and 1.6% respectively.
Commercial Paper
As of March 31, 2020, AB had approximately $105 million in commercial paper outstanding with weighted-average interest rate of approximately 2.1%. At December 31, 2019, AB had no commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the three months ended March 31, 2020 and during the 317 days commercial paper was outstanding in 2019 were $45 million and $439 million, respectively, with weighted average interest rates of approximately 1.9% and 2.6%, respectively.
AB Revolver
AB has a $200 million committed, unsecured senior revolving credit facility (the “AB Revolver”) with a leading international bank, maturing on November 16, 2021. The AB Revolver is available for AB’s business purposes, including the provision of additional liquidity to meet funding requirements. AB can draw directly under the AB Revolver and management expects to draw on the AB Revolver from time to time. The AB Revolver contains affirmative, negative and financial covenants that are identical to those of the AB Credit Facility. As of both March 31, 2020 and December 31, 2019, AB had no amount outstanding under the AB Revolver. Average daily borrowings of the AB Revolver during the three months ended March 31, 2020 and full year 2019 were $24 million and $24 million, respectively, with weighted average interest rates of approximately 2.3% and 3.2%, respectively.
In addition, AB currently has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit AB to borrow up to an aggregate of $175 million, while the other line has no stated limit. As of March 31, 2020 and December 31, 2019, AB had no outstanding balance on these lines of credit. Average daily borrowings on the lines of credit during the three months ended March 31, 2020 and full year 2019 were $3 million and $2 million, respectively, with weighted average interest rates of approximately 2.0% and 1.9%, respectively.
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

	As of March 31, 2020
	Holdings	AB	Consolidated
	(in millions)
Short-term debt:
AB commercial paper (with interest rate of 2.7%)	$—	$105	$105
Total short-term debt	—	105	105
Long-term debt:
Senior Notes (5.00%, due 2048)	1,480	—	1,480
Senior Notes (4.35%, due 2028)	1,488	—	1,488
Senior Notes (3.90%, due 2023)	795	—	795
Senior Debentures, 7.0%, due 2028	349	—	349
Total long-term debt	4,112	—	4,112
Total borrowings	$4,112	$105	$4,217

	As of December 31, 2019
	Holdings	AB	Consolidated
	(in millions)
Short-term debt:
Total short-term debt	$—	$—	$—
Long-term debt:
Senior Notes (5.00%, due 2048)	1,480	—	1,480
Senior Notes (4.35%, due 2028)	1,487	—	1,487
Senior Notes (3.90%, due 2023)	795	—	795
Senior Debentures, 7.0%, due 2028	349	—	349
Total long-term debt	4,111	—	4,111
Total borrowings	$4,111	$—	$4,111
Notes and Debentures
In April 2018, we issued $3.8 billion in aggregate principal amount of notes (consisting of $800 million aggregate principal amount of 3.9% Senior Notes due 2023, $1.5 billion aggregate principal amount of 4.35% Senior Notes due 2028 and $1.5 billion aggregate principal amount of 5.0% Senior Notes due 2048) to third party investors. As of March 31, 2020, we had outstanding $349 million aggregate principal amount of 7% Senior Debentures due 2028 (the “Senior Debentures”).
The Senior Notes and Senior Debentures contain customary affirmative and negative covenants, including a limitation on certain liens and a limit on the Company’s ability to consolidate, merge or sell or otherwise dispose of all or substantially all of its assets. The Senior Notes and Senior Debentures also include customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding Senior Notes and Senior Debentures may be accelerated. As of March 31, 2020, we were in compliance with all covenants.
Term Loan
In May 2018, we borrowed $300 million under a $500 million three-year senior unsecured delayed draw term loan agreement and terminated the remaining $200 million capacity. In December 2019, we made full prepayment of the outstanding $300 million term loan and as of December 31, 2019, there were no amounts outstanding under the term loan.

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

	AM Best	S&P	Moody’s
Last review date	Dec '19	Nov '19	Aug '19
Financial Strength Ratings:
AXA Equitable Life Insurance Company	A	A+	A2
Equitable Financial Life Insurance Company of America	A	A+	A2

Credit Ratings:
Equitable Holdings, Inc.	bbb+	BBB+	Baa2

Last review date		Oct '19	Nov '19
AllianceBernstein Holding L.P.	—	A	A2
SUPPLEMENTARY INFORMATION
We are involved in a number of ventures and transactions with AXA and certain of its affiliates. See Note 11 of the Notes to the Consolidated Financial Statements included herein and Note 12 in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2019.
Contractual Obligations
Our consolidated contractual agreements include policyholder obligations, long-term debt, commercial paper, employee benefits, operating leases and various funding commitments. See “Supplementary Information – Contractual Obligations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2019 for additional information.
Off-Balance Sheet Arrangements
At March 31, 2020, we were not a party to any off-balance sheet transactions other than those Guarantees and Commitments described in Note 14 of the Notes to the Consolidated Financial Statements.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in our consolidated financial statements included elsewhere herein. For a discussion of our significant accounting policies, see Note 2 of the Notes to the Consolidated Financial Statements included in our 2019 Form 10-K. The most critical estimates include those used in determining:

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
Item 3.      Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative disclosures about market risk described in the Annual Report on Form 10-K for the year ended December 31, 2019 in “Quantitative and Qualitative Disclosures About Market Risk”, with the exception of sensitivity of certain of our derivative financial instruments to changes in equity prices. The change in fair value of these derivatives following a ten percent decline in equity prices as of December 31, 2019 changed as follows: (a) the fair value of futures increased by $462 million, from a decline of $231 million, to an increase of $231 million; (b) the fair value of swaps increased by $3.5 billion, from a decrease of $2.0 billion to an increase of $1.5 billion; and (c) the fair value of options decreased by $1.7 billion, from an increase of $4.1 billion to an increase of $2.4 billion.
Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The management of the Company, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2020. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.
Due to the material weakness described below, the Company’s CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2020.
As previously reported, the Company identified a material weakness in the design and operation of the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management, including the Company’s CEO and CFO, have concluded that we do not maintain effective controls to timely validate that actuarial models are properly configured to capture all relevant product features and provide reasonable assurance timely reviews of assumptions and data have occurred, and, as a result, errors were identified in future policyholders’ benefits and deferred policy acquisition costs balances.
This material weakness resulted in misstatements in the Company’s previously issued annual and interim financial statements and resulted in:

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
These revisions and restatements were directly related to the material weakness described above and not indicative of any new material weaknesses. Until remediated, there is a reasonable possibility that this material weakness could result in a material misstatement of the Company’s consolidated financial statements or disclosures that would not be prevented or detected.
Remediation Status of Material Weakness
For the material weakness related to Actuarial Models, Assumptions and Data, management has implemented and tested new or enhanced controls as described below but determined that further sustained operation is necessary.
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
First quarter 2020 controls have operated as designed. However, given that certain controls noted above have only operated effectively in one financial closing cycle during the year, and controls are still being redesigned, we have determined that further work and sustained operation is appropriate before concluding the controls are operationally effective.
Changes in Internal Control Over Financial Reporting
As described above, the Company continues to design certain controls in connection with its remediation plan. These remediation efforts related to the material weakness described above represent changes in our internal control over financial reporting for the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 1.     Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 14 of the Notes to the Consolidated Financial Statements. See “Risk Factors—Legal and Regulatory Risks—Legal and regulatory actions could have a material adverse effect on our reputation, business, results of operations or financial condition.”
Item 1A. Risk Factors
You should carefully consider the risks described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2019. Risks to which we are subject include, but are not limited to, the factors mentioned under “Note Regarding Forward-Looking Statements and Information” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.
The novel coronavirus (COVID-19) pandemic has adversely impacted our business, and the ultimate effect on our business, results of operations and financial condition will depend on future developments that are highly uncertain, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has negatively impacted the U.S. and global economies, lowered equity market valuations, created significant volatility and disruption in the capital markets, dramatically increased unemployment levels and has fueled concerns that it will lead to a global recession. In addition, the pandemic has resulted in temporary closures of many businesses and schools and the institution of social distancing and sheltering in place requirements in many states and local communities. Businesses or schools that reopen may also restrict or limit access for the foreseeable future or on a permanent basis. As a result, our ability to sell products through our regular channels and the demand for our products and services could be significantly impacted. The extent to which the COVID-19 pandemic impacts our business, results of operations or financial condition will depend on future developments that are highly uncertain, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic, and could cause us to revise financial targets or other guidance we have previously provided.
While we have implemented risk management and contingency plans and taken other precautions with respect to the COVID-19 pandemic, such measures may not adequately protect our business from the full impacts of the pandemic. Currently, most of our employees and advisors are working remotely with only a few operationally critical employees working at certain of our facilities for business continuity purposes. An extended period of remote work arrangements could strain our business continuity plans, introduce additional operational risk, including but not limited to cybersecurity risks, and impair our ability to effectively manage our business. We also outsource a variety of functions to third parties, including certain of our administrative operations which are in India. As a result, we rely upon the successful implementation and execution of the business continuity planning of such entities in the current environment. While we closely monitor the business continuity activities of these third parties, successful implementation and execution of their business continuity strategies are largely outside our control. If one or more of the third parties to whom we outsource certain critical business activities experience operational failures as a result of the impacts from the spread of COVID-19, or claim that they cannot perform due to a force majeure, it could adversely impact our business, results of operations or financial condition.
Economic uncertainty and unemployment resulting from the impacts of the spread of COVID-19 may have an adverse effect on product sales and also result in existing policyholders seeking sources of liquidity and withdrawing at rates greater than we previously expected. COVID-19 could have an adverse effect on our insurance business due to increased mortality and, in certain cases, morbidity rates. In addition, many state insurance departments, including the NYDFS, are requiring insurers to offer flexible premium payment plans, relax payment dates, waive late fees and penalties in order to avoid canceling or non-renewing polices. If policyholder lapse and surrender rates or premium waivers significantly exceed our expectations, we may need to change our assumptions, models or reserves. The cost of reinsurance to us for these policies could increase, and we may encounter decreased availability of such reinsurance. Each of these could have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows.
Our investment portfolio (specifically, the increased risk of defaults, downgrades and volatility in the valuations of certain investment assets we hold) has been, and may continue to be, adversely affected as a result the COVID-19 pandemic and uncertainty regarding its outcome. Moreover, declines in equity markets and interest rates, reduced liquidity or a continued slowdown in the U.S. or in global economic conditions may also adversely affect the values and cash flows of these assets. Our investments in mortgages and commercial mortgage-backed securities have been, and could continue to be, negatively affected by delays or failures of borrowers to make payments of principal and interest when due. In some jurisdictions, local governments have imposed delays or moratoriums on many forms of enforcement actions.  More broadly, increased unemployment, slowing economic conditions, and uncertainty about occupant requirements evolving out of the COVID-19 crisis could negatively impact underlying real estate values over the longer term. The recent market volatility has also caused significant increases in credit spreads, which may increase our borrowing costs and decrease product fee income. Further, severe market volatility may leave us unable to react to market events in a prudent manner consistent with our historical investment practices. Market dislocations, decreases in observable market activity or unavailability of information, in each case, arising from the spread of COVID-19, may restrict our access to key inputs used to derive certain estimates and assumptions made in connection with financial reporting or otherwise. Restricted access to such inputs may make our financial statement balances and estimates and assumptions used to run our business subject to greater variability and subjectivity.
Additionally, COVID-19 could negatively affect our internal controls over financial reporting as the vast majority of our employees are required to work from home and onsite locations remain closed, and therefore new processes, procedures, and controls could be required to respond to changes in our business environment. Further, should any key employees become ill from COVID-19 and unable to work, our ability to operate our internal controls may be adversely impacted.

Any of these events could cause or contribute to the risks and uncertainties enumerated in our Annual Report on Form 10-K and could materially adversely affect our business, results of operations or financial condition.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Holdings during the three months ended March 31, 2020, of its common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/20 through 1/31/20	—	$—	—	$170,664
2/1/20 through 2/29/20	483,438	$20.98	483,438	$590,027,844
3/1/20 through 3/31/20	13,204,242	$14.74	13,204,242	$395,415,361
Total	13,687,680	$14.96	13,687,680	$395,415,361
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
None.
Item 5.      Other Information
None.
Item 6.     Exhibits

Number	Description and Method of Filing
3.1	Certificate of Amendment of Certificate of Incorporation, effective January 13, 2020 (incorporated by reference to Exhibit 3.1 of Holdings’ Form 8-K, filed on January 10, 2020).
3.2	Second Amended and Restated By-Laws of Equitable Holdings, Inc. (incorporated by reference to Exhibit 3.2 to Holdings’ Form 8-K, filed on January 10, 2020).
31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101).
______________
#    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Equitable Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2020	EQUITABLE HOLDINGS, INC.

	By:	/s/ Anders Malmström
		Name:	Anders Malmström
		Title:	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 7, 2020		/s/ William Eckert
		Name:	William Eckert
		Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)