Form 10-Q
period 2020-06-30
Equitable Holdings, Inc.
filed 2020-08-05
CIK 1333986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 3, 2020, 449,411,503 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

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

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

EQUITABLE HOLDINGS, INC.
Consolidated Balance Sheets
June 30, 2020 (Unaudited) and December 31, 2019

	June 30, 2020	December 31, 2019
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $67,515 and $62,937) (allowance for credit losses of $13 at June 30, 2020)	$76,243	$66,343
Mortgage loans on real estate (net of allowance for credit losses of $66 at June 30, 2020)	12,523	12,107
Policy loans	3,689	3,735
Other equity investments (1)	1,342	1,344
Trading securities, at fair value	6,616	7,031
Other invested assets (1)	2,280	2,780
Total investments	102,693	93,340
Cash and cash equivalents (1)	8,364	4,405
Cash and securities segregated, at fair value	1,882	1,095
Broker-dealer related receivables	1,998	1,987
Deferred policy acquisition costs	4,182	5,890
Goodwill and other intangible assets, net	4,756	4,751
Amounts due from reinsurers (allowance for credit losses of $6 at June 30, 2020)	4,665	4,592
GMIB reinsurance contract asset, at fair value	2,931	2,139
Other assets (1)	3,724	3,799
Assets held-for-sale	—	962
Separate Accounts assets	118,915	126,910
Total Assets	$254,110	$249,870
LIABILITIES
Policyholders’ account balances	$59,272	$58,879
Future policy benefits and other policyholders' liabilities	41,476	34,587
Broker-dealer related payables	1,001	722
Customer related payables	3,199	2,523
Amounts due to reinsurers	1,399	1,404
Short-term and long-term debt	4,113	4,111
Current and deferred income taxes	1,848	549
Other liabilities (1)	3,666	3,970
Liabilities held-for-sale	—	724
Separate Accounts liabilities	118,915	126,910
Total Liabilities	$234,889	$234,379
Redeemable noncontrolling interest (1) (2)	$87	$365
Commitments and contingent liabilities (Note 14)
EQUITY
Equity attributable to Holdings:
Preferred stock and additional paid-in capital, $1 par value, 32 million shares authorized, issued and outstanding; $25,000 liquidation preference	$775	$775
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 552,896,328 and 552,896,328 shares issued, respectively; 449,436,843 and 463,711,392 shares outstanding, respectively	5	5
Additional paid-in capital	1,938	1,920
Treasury stock, at cost, 103,459,485 and 89,184,936 shares, respectively	(2,047)	(1,832)
Retained earnings	12,995	11,827
Accumulated other comprehensive income (loss)	3,928	840
Total equity attributable to Holdings	17,594	13,535
Noncontrolling interest	1,540	1,591
Total Equity	19,134	15,126
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$254,110	$249,870
____________
(1) See Note 2 for details of balances with variable interest entities.
(2) See Note 13 for details of Redeemable noncontrolling interest.
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Income (Loss)
For the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$879	$941	$1,870	$1,872
Premiums	244	280	533	563
Net derivative gains (losses)	(6,033)	(236)	3,368	(1,866)
Net investment income (loss)	1,035	976	1,651	1,991
Investment gains (losses), net:
Credit losses on AFS debt securities and loans	(31)	—	(43)	—
Other investment gains (losses), net	200	(12)	216	(23)
Total investment gains (losses), net	169	(12)	173	(23)
Investment management and service fees	1,052	1,072	2,188	2,071
Other income	124	139	280	266
Total revenues	(2,530)	3,160	10,063	4,874

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	746	896	3,534	1,776
Interest credited to policyholders’ account balances	307	314	624	618
Compensation and benefits	469	512	995	1,021
Commissions and distribution-related payments	302	307	640	588
Interest expense	48	57	100	113
Amortization of deferred policy acquisition costs	183	177	1,431	375
Other operating costs and expenses	434	456	871	866
Total benefits and other deductions	2,489	2,719	8,195	5,357
Income (loss) from continuing operations, before income taxes	(5,019)	441	1,868	(483)
Income tax (expense) benefit	1,077	(11)	(363)	204
Net income (loss)	(3,942)	430	1,505	(279)
Less: Net income (loss) attributable to the noncontrolling interest	86	67	123	133
Net income (loss) attributable to Holdings	(4,028)	363	1,382	(412)
Less: Preferred stock dividends	10	—	23	—
Net income (loss) available to Holdings’ common shareholders	$(4,038)	$363	$1,359	$(412)

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$(8.96)	$0.74	$2.98	$(0.82)
Diluted	$(8.96)	$0.74	$2.97	$(0.82)
Weighted average common shares outstanding (in millions):
Basic	450.4	491.1	455.8	504.5
Diluted	450.4	491.9	457.1	504.5

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(3,942)	$430	$1,505	$(279)
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	1,614	1,369	3,048	2,203
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	22	18	50	67
Foreign currency translation adjustment	6	1	(15)	—
Total other comprehensive income (loss), net of income taxes	1,642	1,388	3,083	2,270
Comprehensive income (loss)	(2,300)	1,818	4,588	1,991
Less: Comprehensive income (loss) attributable to the noncontrolling interest	89	66	118	131
Comprehensive income (loss) attributable to Holdings	$(2,389)	$1,752	$4,470	$1,860
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Equity
For the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

		Three Months Ended June 30,
		Equity Attributable to Holdings
	Preferred Stock and Additional Paid-In Capital	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
		(in millions)
April 1, 2020	$775	$5	$1,930	$(2,025)	$17,112	$2,289	$20,086	$1,554	$21,640
Stock compensation	—	—	15	2	—	—	17	2	19
Purchase of treasury stock	—	—	—	(24)	—	—	(24)	—	(24)
Reissuance of treasury stock		—	—	—	(2)		(2)		(2)
Repurchase of AB Holding units	—	—	(37)	—	—	—	(37)	(11)	(48)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(69)	(69)
Stockholder dividends (cash dividends declared per common share of $0.17)	—	—	—	—	(77)	—	(77)	—	(77)
Dividends on preferred stock					(10)		(10)		(10)
Net income (loss)	—	—	—	—	(4,028)	—	(4,028)	61	(3,967)
Other comprehensive income (loss)	—	—	—	—	—	1,639	1,639	3	1,642
Other	—	—	30	—	—	—	30	—	30
June 30, 2020	$775	$5	$1,938	$(2,047)	$12,995	$3,928	$17,594	$1,540	$19,134

April 1, 2019	$—	$5	$1,881	$(1,234)	$13,004	$(513)	$13,143	$1,539	$14,682
Stock compensation	—	—	28	2	—	—	30	3	33
Retirement of common stock		—	—	—	(1)	—	(1)	—	(1)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(56)	(56)
Stockholder dividends (cash dividends declared per common share of $0.15)	—	—	—	—	(73)	—	(73)	—	(73)
Net income (loss)	—	—	—	—	363	—	363	60	423
Other comprehensive income (loss)	—	—	—	—	—	1,389	1,389	(1)	1,388
Other	—	—	(8)	—	—	—	(8)	—	(8)
June 30, 2019	$—	$5	$1,901	$(1,232)	$13,293	$876	$14,843	$1,545	$16,388

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Equity
For the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

		Six Months Ended June 30,
		Equity Attributable to Holdings
	Preferred Stock and Additional Paid-In Capital	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
	(in millions)
January 1, 2020	$775	$5	$1,920	$(1,832)	$11,827	$840	$13,535	$1,591	$15,126
Cumulative effect of adoption of ASU 2016-03, CECL	—	—	—	—	(30)	—	(30)	—	(30)
Stock compensation	—	—	29	15	—	—	44	5	49
Purchase of treasury stock	—	—	—	(230)	—	—	(230)	—	(230)
Reissuance of treasury stock		—	—	—	(15)	—	(15)	—	(15)
Repurchase of AB Holding units	—	—	(31)	—	—	—	(31)	(17)	(48)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(162)	(162)
Dividends on common stock (cash dividends declared per common share of $0.32)	—	—	—	—	(146)	—	(146)	—	(146)
Dividends on preferred stock	—	—	—	—	(23)	—	(23)	—	(23)
Net income (loss)	—	—	—	—	1,382	—	1,382	128	1,510
Other comprehensive income (loss)	—	—	—	—	—	3,088	3,088	(5)	3,083
Other	—	—	20	—	—	—	20	—	20
June 30, 2020	$775	$5	$1,938	$(2,047)	$12,995	$3,928	$17,594	$1,540	$19,134

January 1, 2019	$—	$5	$1,908	$(640)	$13,989	$(1,396)	$13,866	$1,566	$15,432
Stock compensation	—	—	9	2	—	—	11	12	23
Purchase of treasury stock	—	—	—	(594)	—	—	(594)	—	(594)
Retirement of common stock	—	—	—	—	(143)	—	(143)	—	(143)
Repurchase of AB Holding units	—	—	—	—	—	—	—	(21)	(21)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(124)	(124)
Dividends on common stock (cash dividends declared per common share of $0.28)	—	—	—	—	(141)	—	(141)	—	(141)
Net income (loss)	—	—	—	—	(412)	—	(412)	114	(298)
Other comprehensive income (loss)	—	—	—	—	—	2,272	2,272	(2)	2,270
Other	—	—	(16)	—	—	—	(16)	—	(16)
June 30, 2019	$—	$5	$1,901	$(1,232)	$13,293	$876	$14,843	$1,545	$16,388

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2020 and 2019 (Unaudited)

	Six Months Ended June 30,
	2020	2019
	(in millions)
Cash flows from operating activities:
Net income (loss)	$1,505	$(279)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	624	618
Policy charges and fee income	(1,870)	(1,872)
Net derivative (gains) losses	(3,368)	1,866
Credit losses on AFS debt securities and loans	43	—
Investment (gains) losses, net	(266)	23
Loss on businesses held-for-sale	50	—
Realized and unrealized (gains) losses on trading securities	(130)	(456)
Non-cash long term incentive compensation expense	33	68
Amortization and depreciation	1,506	433
Equity (income) loss from limited partnerships	60	(41)
Changes in:
Net broker-dealer and customer related receivables/payables	704	(384)
Reinsurance recoverable	(292)	(65)
Segregated cash and securities, net	(787)	60
Capitalization of deferred policy acquisition costs	(341)	(362)
Future policy benefits	1,828	1
Current and deferred income taxes	482	23
Other, net	(329)	(58)
Net cash provided by (used in) operating activities	$(548)	$(425)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$7,595	$5,201
Mortgage loans on real estate	383	288
Trading account securities	899	7,662
Real estate joint ventures	—	2
Short term investments	938	1,613
Other	189	115
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(11,832)	(12,916)
Mortgage loans on real estate	(860)	(757)
Trading account securities	(354)	(715)
Short term investments	(651)	(1,598)
Other	(266)	(113)
Proceeds from the sale of business	164	—
Cash settlements related to derivative instruments	5,004	(1,112)
Repayments of loans to affiliates	—	—
Investment in capitalized software, leasehold improvements and EDP equipment	(28)	(39)
Other, net	381	(73)
Net cash provided by (used in) investing activities	$1,562	$(2,442)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$4,599	$4,920
Withdrawals	(2,029)	(2,382)
Transfers (to) from Separate Accounts	873	831
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2020 and 2019 (Unaudited)

	Six Months Ended June 30,
	2020	2019
	(in millions)
Change in short-term financings	—	(104)
Change in collateralized pledged assets	60	(9)
Change in collateralized pledged liabilities	239	1,483
(Decrease) increase in overdrafts payable	17	(19)
Dividends paid on common stock	(146)	(141)
Dividends paid on preferred stock	(23)	—
Purchases of AB Holding Units to fund long-term incentive compensation plan awards	(48)	(59)
Purchase of treasury shares	(230)	(750)
Purchases (redemptions) of noncontrolling interests of consolidated company-sponsored investment funds	(269)	59
Distribution to noncontrolling interest of consolidated subsidiaries	(162)	(124)
Increase (decrease) in securities sold under agreement to repurchase	—	(573)
Other, net	9	—
Net cash provided by (used in) financing activities	$2,891	$3,132

Effect of exchange rate changes on cash and cash equivalents	$(11)	$—
Change in cash and cash equivalents	3,894	265
Cash and cash equivalents, beginning of year	4,405	4,469
Change in cash of businesses held-for-sale	65	—
Cash and cash equivalents, end of year	$8,364	$4,734

Non-cash transactions:
Right-of-use assets obtained in exchange for lease obligations	$16	$11

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
•The Individual Retirement segment offers a diverse suite of variable annuity products which are primarily sold to affluent and high net worth individuals saving for retirement or seeking retirement income.
•The Group Retirement segment offers tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses.
•The Investment Management and Research segment provides diversified investment management, research and related solutions globally to a broad range of clients through three main client channels - Institutional, Retail and Private Wealth Management - and distributes its institutional research products and solutions through Bernstein Research Services. The Investment Management and Research segment reflects the business of AllianceBernstein Holding L.P. (“AB Holding”), AllianceBernstein L.P. (“ABLP”) and their subsidiaries (collectively, “AB”).
•The Protection Solutions segment includes the Company’s life insurance and group employee benefits businesses. The life insurance business offers a variety of variable universal life, indexed universal life and term life products to help affluent and high net worth individuals, as well as small and medium-sized business owners, with their wealth protection, wealth transfer and corporate needs. Our group employee benefits business offers a suite of life, short- and long-term disability, dental and vision insurance products to small and medium-size businesses across the United States.
The Company reports certain activities and items that are not included in our segments in Corporate and Other. Corporate and Other includes certain of our financing and investment expenses. It also includes: Equitable Advisors, LLC (“Equitable Advisors”) broker-dealer business, closed block of life insurance (the “Closed Block”), run-off variable annuity reinsurance business, run-off group pension business, run-off health business, benefit plans for our employees, certain strategic investments and certain unallocated items, including capital and related investments, interest expense and corporate expense. AB’s results of operations are reflected in the Investment Management and Research segment. Accordingly, Corporate and Other does not include any items applicable to AB.
At June 30, 2020 and December 31, 2019, the Company’s economic interest in AB was approximately 65% and 65%, respectively. The general partner of AB, AllianceBernstein Corporation (the “General Partner”), is a wholly-owned subsidiary of the Company. Because the General Partner has the authority to manage and control the business of AB, AB is consolidated in the Company’s financial statements for all periods.
Sale of U.S. Financial Life Insurance Company and MONY Life Insurance Company of the Americas, Ltd
On December 10, 2019, Holdings entered into a definitive agreement to sell U.S. Financial Life Insurance Company (“USFL”) and MONY Life Insurance Company of the Americas, Ltd (“MLICA”), indirect wholly-owned subsidiaries of Holdings. The transaction closed on April 1, 2020. Accordingly, the Company recognized an impairment loss in Investment gains (losses), net, in the consolidated statements of income (loss) of $39 million and $105 million, net of income tax, during the six months ended June 30, 2020 and year ended December 31, 2019, respectively. In addition, the assets and liabilities of USFL and MLICA were reported as “held-for-sale” in the Company’s consolidated balance sheets from December 31, 2019 through the date the transaction closed. The assets held-for-sale were reported in the Protection Solutions segment as of December 31, 2019.

2)  SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The unaudited interim consolidated financial statements (the “consolidated financial statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP” or

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
“GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to the Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).
In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature, with the exception of the Company’s update of its interest rate assumption and adoption of new economic scenario generator as further described below in Assumption Updates and Model Changes. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
The accompanying unaudited consolidated financial statements present the consolidated results of operations, financial condition, and cash flows of the Company and its subsidiaries and those investment companies, partnerships and joint ventures in which the Company has control and a majority economic interest as well as those variable interest entities (“VIEs”) that meet the requirements for consolidation.
All significant intercompany transactions and balances have been eliminated in consolidation. The terms “second quarter 2020” and “second quarter 2019” refer to the three months ended June 30, 2020 and 2019, respectively. The terms “first six months of 2020” and “first six months of 2019” refer to the six months ended June 30, 2020 and 2019, respectively.
Certain prior year amounts have been reclassified to conform to the current year’s presentation.

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

On January 1, 2020, the Company adopted the new standard and completed implementation of its updated current expected credit losses (“CECL”) models, processes and controls related to the identified financial assets that fall within the scope of the new standard. Upon adoption, the Company recorded a cumulative effect adjustment to reduce the opening retained earnings balance by approximately $40 million, on a pre-tax and pre-DAC basis. The adjustment is primarily attributable to an increase in the allowance for credit losses associated with the Company’s commercial and agricultural mortgage loan portfolios and reinsurance.

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

The Company elected to early adopt during 2019 the removal of disclosures relating to transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and valuation processes for Level 3 fair value measurements. The Company adopted the additional disclosures related to Level 3 fair value information on January 1, 2020.

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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

In November 2019, ASU 2019-09 was issued which modified ASU 2018-12 to be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted. On July 9, 2020, the FASB issued an exposure draft which proposed a one-year deferral of the effective date of the amendments in ASU 2018-12 for all insurance entities. Early adoption would still be allowed.

The Company is currently evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements, however the adoption of the ASU is expected to have a significant impact on the Company’s consolidated financial condition, results of operations, cash flows and required disclosures, as well as processes and controls.

1. Measurement of the liability for future policy benefits for traditional and limited payment contracts. The ASU requires companies to review, and if necessary, update cash flow assumptions at least annually for non-participating traditional and limited-payment insurance contracts. Interest rates used to discount the liability will need to be updated quarterly using an upper medium grade (low credit risk) fixed-income instrument yield.
2. Measurement of market risk benefits (“MRBs”). MRBs, as defined under the ASU, will encompass certain GMxB features associated with variable annuity products and other general account annuities with other than nominal market risk. The ASU requires MRBs to be measured at fair value with changes in value attributable to changes in instrument-specific credit risk recognized in OCI.
3. Amortization of deferred acquisition costs. The ASU simplifies the amortization of deferred acquisition costs and other balances amortized in proportion to premiums, gross profits, or gross margins, requiring such balances to be amortized on a constant level basis over the expected term of the contracts. Deferred costs will be required to be written off for unexpected contract terminations but will not be subject to impairment testing.
4. Expanded footnote disclosures. The ASU requires additional disclosures including disaggregated roll-forwards of beginning to ending balances of the liability for future policy benefits, policyholder account balances, MRBs, separate account liabilities and deferred acquisition costs. Companies will also be required to disclose information about significant inputs, judgements, assumptions and methods used in measurement.

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

Goodwill
Starting as of June 30, 2020, the Company changed its measurement of the fair value of the Company’s Investment Management and Research reporting unit from a discounted cash flow valuation technique to a market valuation approach. Under the market valuation approach, the fair value of the reporting unit is based on its adjusted market valuation assuming a control premium. The Company has determined that this valuation technique provides a more exact determination of fair value for the reporting unit. This approach will be applied when the Company performs its annual testing for goodwill recoverability at December 31. The Company also determined that if the market valuation approach had been applied in first quarter 2020 it would not have resulted in an impairment of the reporting unit.
Investments
The carrying values of fixed maturities classified as available-for-sale (“AFS”) are reported at fair value. Changes in fair value are reported in OCI, net of allowance for credit losses, policy related amounts and deferred income taxes. With the adoption of the new Financial Instruments-Credit Losses standard, changes in credit losses are recognized in Investment gains (losses), net. The redeemable preferred stock investments that are reported in fixed maturities include real estate investment trusts (“REIT”), perpetual preferred stock and redeemable preferred stock. These securities may not have a stated maturity, may not be cumulative and do not provide for mandatory redemption by the issuer.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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
Real estate held for the production of income is stated at depreciated cost less allowance for credit losses. Depreciation of real estate held for production of income is computed using the straight-line method over the estimated useful lives of the properties, which generally range from 40 to 50 years.
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
Corporate owned life insurance (“COLI”) has been purchased by the Company and certain subsidiaries on the lives of certain key employees and the Company and these subsidiaries are named as beneficiaries under these policies. COLI is carried at the cash surrender value of the policies. At June 30, 2020 and December 31, 2019, the carrying value of COLI was $980 million and $944 million, respectively, and is reported in Other invested assets in the consolidated balance sheets.
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
Commercial and Agricultural Mortgage Loans on Real Estate
Mortgage loans are stated at unpaid principal balances, net of unamortized discounts and the allowance for credit losses. The Company calculates the allowance for credit losses in accordance with the CECL model in order to provide for the risk of credit losses in the lending process.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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
The CECL model is configured to the Company’s specifications and takes into consideration the detailed risk attributes of each discrete loan in the mortgage portfolio which include, but are not limited to the following:
•Loan-to-value (“LTV”) ratio - Derived from current loan balance divided by the fair market value of the property. An LTV ratio in excess of 100% indicates an underwater mortgage.
•Debt service coverage (“DSC”) ratio - Derived from actual operating earnings divided by annual debt service. If the ratio is below 1.0x, then the income from the property does not support the debt.
•Occupancy - Criteria varies by property type but low or below market occupancy is an indicator of sub-par property performance.
•Lease expirations - The percentage of leases expiring in the upcoming 12 to 36 months are monitored as a decline in rent and/or occupancy may negatively impact the debt service coverage ratio. In the case of single-tenant properties or properties with large tenant exposure, the lease expiration is a material risk factor.
•Other - Any other factors such as maturity, borrower/tenant related issues, payment status, property condition, or current economic conditions may call into question the performance of the loan.
Mortgage loans that do not share similar risk characteristics with other loans in the portfolio are individually evaluated quarterly by the Company’s IUS Committee. The allowance for credit losses on these individually evaluated mortgages is a loan-specific reserve as a result of the loan review process that is recorded based on the present value of expected future cash flows discounted at the loan’s effective interest rate or based on the fair value of the collateral. The individually assessed allowance for mortgage loans can increase or decrease from period to period based on such factors.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Net Investment Income (Loss), Investment Gains (Losses), Net, and Unrealized Investment Gains (Losses)
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
The analysis performed to identify variable interests held, determine whether entities are VIEs or voting interest entities (“VOEs”), and evaluate whether the Company has a controlling financial interest in such entities requires the exercise of judgment and is updated on a continuous basis as circumstances change or new entities are developed. The primary beneficiary evaluation generally is performed qualitatively based on all facts and circumstances, including consideration of economic interests in the VIE held directly and indirectly through related parties and entities under common control, as well as quantitatively, as appropriate.
Consolidated VIEs
At June 30, 2020 and December 31, 2019, the Company consolidated one real estate joint venture for which it was identified as the primary beneficiary under the VIE model. The consolidated entity is jointly owned by Equitable Life Insurance Company (“Equitable Financial”) and AXA France and holds an investment in a real estate venture. Included in Other invested assets in the Company’s consolidated balance sheets at June 30, 2020 and December 31, 2019 are total assets of $30 million and $32 million, respectively, related to this VIE, primarily resulting from the consolidated presentation of this real estate joint venture as real estate held-for-sale.
Consolidated AB-Sponsored Investment Funds
Included in the Company’s consolidated balance sheet at June 30, 2020 and December 31, 2019 are assets of $161 million and $424 million, liabilities of $6 million and $12 million, and redeemable noncontrolling interests of $35 million and $273 million, respectively, associated with the consolidation of AB-sponsored investment funds under the VIE model. Also included in the Company’s consolidated balance sheets at June 30, 2020 and December 31, 2019 are assets of $114 million and $188 million, liabilities of $20 million and $19 million, and redeemable noncontrolling interests of $16 million and $52 million, respectively, from consolidation of AB-sponsored investment funds under the VOE model. The assets of these consolidated funds are presented within Other invested assets and Cash and cash equivalents, and liabilities of these consolidated funds are presented with Other liabilities in the Company’s consolidated balance sheets; ownership interests not held by the Company relating to consolidated VIEs and VOEs are presented either as redeemable or non-redeemable noncontrolling interests, as appropriate. Redeemable noncontrolling interests are presented in mezzanine equity and non-redeemable noncontrolling interests are presented within permanent equity. The Company is not required to provide financial support to these Company-sponsored investment funds, and only the assets of such funds are available to settle each fund’s own liabilities.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Non-Consolidated VIEs
At June 30, 2020 and December 31, 2019, respectively, the Company held approximately $1.2 billion and $1.2 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including hedge funds, private equity funds and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheets as Other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $146.6 billion and $160.2 billion at June 30, 2020 and December 31, 2019, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $1.2 billion and $1.2 billion and approximately $1.2 billion and $1.1 billion of unfunded commitments at June 30, 2020 and December 31, 2019, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
In addition, at June 30, 2020 and December 31, 2019, Other invested assets includes real estate held-for-sale of $(5) million and $(5) million, respectively, as related to one non-consolidated real estate joint venture.
Non-Consolidated AB-Sponsored Investment Products
As of June 30, 2020 and December 31, 2019, the net assets of investment products sponsored by AB that are non-consolidated VIEs are approximately $63.5 billion and $79.3 billion, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is its investment of $13 million and $8 million at June 30, 2020 and December 31, 2019, respectively. The Company has no further commitments to or economic interest in these VIEs.
Assumption Updates and Model Changes
The Company conducts its annual review of its assumptions and models during the third quarter of each year. The annual review encompasses assumptions underlying the valuation of unearned revenue liabilities, embedded derivatives for our insurance business, liabilities for future policyholder benefits, DAC and deferred sales inducement (“DSI”) assets.
However, the Company updates its assumptions as needed in the event it becomes aware of economic conditions or events that could require a change in assumptions that it believes may have a significant impact to the carrying value of product liabilities and assets and consequently materially impact its earnings in the period of the change.
In the first quarter of 2020, due to the extraordinary economic conditions driven by the COVID-19 pandemic, the Company updated its interest rate assumption to grade from the current interest rate environment to an ultimate five-year historical average over a 10-year period.  As such, the 10-year U.S. Treasury yield grades from the current level to an ultimate 5-year average of 2.25%. The Company determined that no assumption updates were necessary in the second quarter of 2020.
The low interest rate environment and update to the interest rate assumption caused a loss recognition event for the Company’s life interest-sensitive products, as well as to certain run-off business. This loss recognition event caused an acceleration of DAC amortization on the life interest-sensitive products and an increase in the premium deficiency reserve on the run-off business in the first quarter of 2020.
The net impact of the economic assumption update in the first six months of 2020 increased Policyholders’ benefits by $1.4 billion, increased Amortization of DAC by $1.1 billion, increased Policy charges and fee income by $46 million and decreased Interest credited to policyholders’ account balances by $6 million. This resulted in a decrease in Income (loss) from continuing operations, before income taxes of $2.5 billion and decreased Net income (loss) of $1.9 billion.
Also in the first quarter of 2020, the Company adopted a new economic scenario generator to calculate the fair value of the GMIB reinsurance contract asset and GMxB derivative features liability, eliminating reliance on AXA Group for scenario production. The new economic scenario generator allows for a tighter calibration of U.S. indices, better reflecting the Company’s actual portfolio. The net impact of the new economic scenario generator resulted in an increase in Income (loss) from continuing operations, before income taxes of $201 million, and an increase to Net Income (loss) of $159 million during the first six months of 2020.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
3) INVESTMENTS
Fixed Maturities Available-for-Sale
Accounting for credit impairments of fixed maturities classified as AFS has changed from a direct write-down, or other-than-temporary impairment (“OTTI”) approach, to an allowance for credit loss model starting in 2020 upon adoption of CECL (see Note 2, Significant Accounting Policies — Investments).
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within Other assets. Accrued interest receivable on AFS fixed maturities at June 30, 2020 was $514 million.
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
There was no accrued interest written off for AFS fixed maturities for the three and six months ended June 30, 2020.
Comparative tables as of December 31, 2019 include OTTI, reported net of tax in OCI and in AOCI until realized.
The following tables provide information relating to the Company’s fixed maturities classified as AFS.
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses (4)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
June 30, 2020
Fixed Maturities:
Corporate (1)	$49,494	$13	$4,452	$156	$53,777
U.S. Treasury, government and agency	13,135	—	4,242	—	17,377
States and political subdivisions	663	—	112	—	775
Foreign governments	771	—	69	5	835
Residential mortgage-backed (2)	160	—	15	—	175
Asset-backed (3)	2,062	—	24	41	2,045
Commercial mortgage-backed	854	—	25	—	879
Redeemable preferred stock	376	—	15	11	380
Total at June 30, 2020	$67,515	$13	$8,954	$213	$76,243

December 31, 2019 (5)
Fixed Maturities:
Corporate (1)	$45,900	$—	$2,361	$62	$48,199
U.S. Treasury, government and agency	14,410	—	1,289	305	15,394
States and political subdivisions	638	—	70	3	705
Foreign governments	462	—	35	5	492
Residential mortgage-backed (2)	178	—	13	—	191
Asset-backed (3)	848	—	4	3	849
Redeemable preferred stock	501	—	17	5	513
Total at December 31, 2019	$62,937	$—	$3,789	$383	$66,343
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
(4)Amounts represent the allowance for credit losses for 2020 (see Note 2 Significant Accounting Policies – Investments).
(5)Excludes amounts reclassified as Held-for-Sale.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The contractual maturities of AFS fixed maturities at June 30, 2020 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
June 30, 2020 (1)
Contractual maturities:
Due in one year or less	$4,645	$4,688
Due in years two through five	15,141	15,985
Due in years six through ten	18,394	20,398
Due after ten years	25,870	31,693
Subtotal	64,050	72,764
Residential mortgage-backed	160	175
Asset-backed	2,062	2,045
Commercial mortgage-backed	854	879
Redeemable preferred stock	376	380
Total at June 30, 2020	$67,502	$76,243
______________
(1)Net amortized cost is equal to amortized cost, less any allowance for credit losses to the extent applicable.

The following table shows proceeds from sales, gross gains (losses) from sales and credit losses for AFS fixed maturities for the three and six months ended June 30, 2020 and 2019:
Proceeds from Sales, Gross Gains (Losses) from Sales and Credit Losses for AFS Fixed Maturities

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Proceeds from sales	$2,947	$1,614	$4,767	$3,064
Gross gains on sales	$207	$10	$277	$18
Gross losses on sales	$(28)	$(7)	$(34)	$(25)

Credit losses (1)	$(11)	$—	$(13)	$—
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
AFS Fixed Maturities - Credit Loss Impairments

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Balance, beginning of period	$(23)	$(26)	$(21)	$(58)
Previously recognized impairments on securities that matured, paid, prepaid or sold	2	1	2	33
Recognized impairments on securities impaired to fair value this period (1)	—	—	—	—
Credit losses recognized this period on securities for which credit losses were not previously recognized	(8)	—	(10)	—
Additional credit losses this period on securities previously impaired	(3)	—	(3)	—
Increases due to passage of time on previously recorded credit losses	—	—	—	—
Accretion of previously recognized impairments due to increases in expected cash flows (for OTTI securities 2019 and prior)	—	—	—	—
Balance at June 30,	$(32)	$(25)	$(32)	$(25)
______________
(1)Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.
Net unrealized investment gains (losses) on AFS fixed maturities are included in the consolidated balance sheets as a component of AOCI.
Changes in net unrealized investment gains (losses) recognized in AOCI include reclassification adjustments to reflect amounts realized in Net income (loss) for the current period that had been part of OCI in earlier periods. The tables that follow below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI, split between amounts related to fixed maturities on which a credit loss has been recognized, and all other.

Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, April 1, 2020	$5,306	$(921)	$(354)	$(847)	$3,184
Net investment gains (losses) arising during the period	3,614	—	—	—	3,614
Reclassification adjustment:
Included in Net income (loss)	(190)	—	—	—	(190)
Excluded from Net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(600)	—	—	(600)
Deferred income taxes	—	—	—	(450)	(450)
Policyholders’ liabilities	—	—	(681)	—	(681)
Net unrealized investment gains (losses) excluding credit losses	8,730	(1,521)	(1,035)	(1,297)	4,877
Net unrealized investment gains (losses) with credit losses	(2)	—	1	—	(1)
Balance, June 30, 2020	$8,728	$(1,521)	$(1,034)	$(1,297)	$4,876

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, April 1, 2019	$1,187	$(601)	$12	$(126)	$472
Net investment gains (losses) arising during the period	1,746	—	—	—	1,746
Reclassification adjustment:
Included in Net income (loss)	(4)	—	—	—	(4)
Excluded from Net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	49	—	—	49
Deferred income taxes	—	—	—	(355)	(355)
Policyholders’ liabilities	—	—	(100)	—	(100)
Net unrealized investment gains (losses) excluding credit losses	2,929	(552)	(88)	(481)	1,808
Net unrealized investment gains (losses) with credit losses (1)	2	—	—	—	2
Balance, June 30, 2019	$2,931	$(552)	$(88)	$(481)	$1,810

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2020	$3,453	$(899)	$(189)	$(497)	$1,868
Net investment gains (losses) arising during the period	5,536	—	—	—	5,536
Reclassification adjustment:
Included in Net income (loss)	(252)	—	—	—	(252)
Excluded from Net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(624)	—	—	(624)
Deferred income taxes	—	—	—	(801)	(801)
Policyholders’ liabilities	—	—	(846)	—	(846)
Net unrealized investment gains (losses) excluding credit losses	8,737	(1,523)	(1,035)	(1,298)	4,881
Net unrealized investment gains (losses) with credit losses	(9)	2	1	1	(5)
Balance, June 30, 2020	$8,728	$(1,521)	$(1,034)	$(1,297)	$4,876

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
Balance, January 1, 2019	$(522)	$100	$(73)	$104	$(391)
Net investment gains (losses) arising during the period	3,456	—	—	—	3,456
Reclassification adjustment:
Included in Net income (loss)	(5)	—	—	—	(5)
Excluded from Net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(652)	—	—	(652)
Deferred income taxes	—	—	—	(585)	(585)
Policyholders’ liabilities	—	—	(15)	—	(15)
Net unrealized investment gains (losses) excluding credit losses	2,929	(552)	(88)	(481)	1,808
Net unrealized investment gains (losses) with credit losses (1)	2	—	—	—	2
Balance, June 30, 2019	$2,931	$(552)	$(88)	$(481)	$1,810
_____________
(1)Credit losses for 2019 were OTTI losses.
The following tables disclose the fair values and gross unrealized losses of the 652 issues at June 30, 2020 and the 413 issues at December 31, 2019 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated.
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
June 30, 2020:
Fixed Maturities:
Corporate	$2,574	$96	$277	$53	$2,851	$149
Foreign governments	47	6	—	—	47	6
Asset-backed	1,349	37	73	4	1,422	41
Redeemable preferred stock	123	9	11	2	134	11
Total at June 30, 2020	$4,093	$148	$361	$59	$4,454	$207

December 31, 2019: (1) (2)
Fixed Maturities:
Corporate	$2,773	$42	$373	$20	$3,146	$62
U.S. Treasury, government and agency	4,309	305	2	—	4,311	305
States and political subdivisions	112	3	—	—	112	3
Foreign governments	11	—	47	5	58	5
Asset-backed	319	1	201	2	520	3
Redeemable preferred stock	29	—	49	5	78	5
Total at December 31, 2019	$7,553	$351	$672	$32	$8,225	$383
______________

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
(1)Amounts represents fixed maturities in an unrealized loss position that are not deemed to be other-than-temporarily impaired for 2019.
(2)Excludes amounts reclassified as Held-for-Sale.
The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.7% of total corporate securities. The largest exposures to a single issuer of corporate securities held at June 30, 2020 and December 31, 2019 were $367 million and $309 million, respectively, representing 1.9% and 2.0% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the National Association of Insurance Commissioners (“NAIC”) designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). At June 30, 2020 and December 31, 2019, respectively, approximately $1.9 billion and $1.4 billion, or 2.9% and 2.3%, of the $67.5 billion and $62.9 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $113 million and $21 million at June 30, 2020 and December 31, 2019, respectively.
At June 30, 2020 and December 31, 2019, respectively, the $59 million and $32 million of gross unrealized losses of twelve months or more were concentrated in corporate securities, as applicable. In accordance with the policy described in Note 2, the Company concluded that an adjustment to income for OTTI (prior to January 1, 2020) nor an allowance for credit losses (after January 1, 2020) for these securities was not warranted at either June 30, 2020 or December 31, 2019. At June 30, 2020 and December 31, 2019, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of June 30, 2020, the Company determined that the unrealized loss was primarily due to increases in credit spreads and changes in credit ratings due to the impact of the COVID-19 pandemic on financial markets and assessments of fundamental risks.
Mortgage Loans
The Company utilizes a PD/LGD model, configured in accordance with the Company’s policies that meet the concepts in the CECL framework, to estimate expected credit losses for mortgage loans as a product of PD, LGD and the exposure at default across various economic scenarios. The PD and LGD are estimated at the loan-level based on loans’ current and forecasted risk characteristics as well as macroeconomic forecasts. The PD is estimated using both macroeconomic conditions as well as individual loan risk characteristics including LTV ratios, DSC ratios, seasoning, collateral type, geography, and underlying credit. The LGD is driven primarily by the type and value of collateral, and secondarily by expected liquidation costs and time to recovery.
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
The components of amortized cost for mortgage loans on the consolidated balance sheets excludes accrued interest amounts because the Company presents accrued interest receivables within Other assets. Accrued interest receivable on commercial and agricultural mortgage loans at June 30, 2020 was $28 million and $29 million, respectively. Accrued interest of $1 million was written off for the three and six months ended June 30, 2020 for commercial mortgage loans. There was no accrued interest written off for agricultural mortgage loans for the three and six months ended June 30, 2020.
Once mortgage loans are placed on nonaccrual status, the Company reverses accrued interest receivable against interest income. Since the nonaccrual policy results in the timely reversal of accrued interest receivable, the Company does not record an allowance for credit losses on accrued interest receivable.
At June 30, 2020, the Company had no loans for which foreclosure was probable included within the individually assessed mortgage loans, and accordingly had no associated allowance for credit losses.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial mortgage loans and agricultural mortgage loans during the three and six months ended June 30, 2020 was as follows:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(in millions)
Allowance for credit losses on mortgage loans (1):
Commercial mortgages:
Balance, beginning of period	$(43)	$(33)
Current-period provision for expected credit losses	(19)	(29)
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Net change in allowance	$(19)	$(29)
Ending Balance, June 30,	$(62)	$(62)

Agricultural mortgages:
Balance, beginning of period	$(3)	$(3)
Current-period provision for expected credit losses	(1)	(1)
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Net change in allowance	$(1)	$(1)
Ending Balance, June 30,	$(4)	$(4)

Total allowance for credit losses	$(66)	$(66)
_______________
(1)See Note 2 for discussion of the transition balance.
The change in the allowance for credit losses is attributable to:
•increases/decreases in the loan balance due to new originations, maturing mortgages, and loan amortization;
•changes in credit quality; and
•changes in market assumptions primarily related to COVID-19 driven economic changes.
Credit Quality Information
The following tables summarize the Company’s mortgage loans segregated by risk rating exposure at June 30, 2020.
LTV Ratios (1)(3)

	At June 30, 2020
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Mortgage loans:
Commercial:
0% - 50%	$—	$—	$29	$324	$213	$748	$1,314
50% - 70%	656	613	915	759	2,501	1,714	7,158
70% - 90%	90	184	304	113	58	464	1,213
90% plus	—	—	—	5	—	156	161
Total commercial	$746	$797	$1,248	$1,201	$2,772	$3,082	$9,846

Agricultural:
0% - 50%	$106	$139	$159	$167	$254	$733	$1,558

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	At June 30, 2020
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
50% - 70%	204	139	186	112	129	394	1,164
70% - 90%	—	—	3	—	—	18	21
90% plus	—	—	—	—	—	—	—
Total agricultural	$310	$278	$348	$279	$383	$1,145	$2,743

Total mortgage loans:
0% - 50%	$106	$139	$188	$491	$467	$1,481	$2,872
50% - 70%	860	752	1,101	871	2,630	2,108	8,322
70% - 90%	90	184	307	113	58	482	1,234
90% plus	—	—	—	5	—	156	161
Total mortgage loans	$1,056	$1,075	$1,596	$1,480	$3,155	$4,227	$12,589

Debt Service Coverage Ratios (2)(3)

	At June 30, 2020
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Mortgage loans:
Commercial:
Greater than 2.0x	$621	$373	$801	$377	$2,151	$1,315	$5,638
1.8x to 2.0x	90	187	123	409	70	484	1,363
1.5x to 1.8x	35	183	230	302	551	610	1,911
1.2x to 1.5x	—	12	11	76	—	673	772
1.0x to 1.2x	—	42	83	37	—	—	162
Less than 1.0x	—	—	—	—	—	—	—
Total commercial	$746	$797	$1,248	$1,201	$2,772	$3,082	$9,846

Agricultural
Greater than 2.0x	$43	$28	$39	$37	$76	$162	$385
1.8x to 2.0x	11	36	15	17	21	91	191
1.5x to 1.8x	75	39	46	43	52	232	487
1.2x to 1.5x	110	126	148	110	158	349	1,001
1.0x to 1.2x	67	39	92	71	58	275	602
Less than 1.0x	4	10	8	1	18	36	77
Total agricultural	$310	$278	$348	$279	$383	$1,145	$2,743
Total mortgage loans
Greater than 2.0x	$664	$401	$840	$414	$2,227	$1,477	$6,023
1.8x to 2.0x	101	223	138	426	91	575	1,554
1.5x to 1.8x	110	222	276	345	603	842	2,398
1.2x to 1.5x	110	138	159	186	158	1,022	1,773
1.0x to 1.2x	67	81	175	108	58	275	764
Less than 1.0x	4	10	8	1	18	36	77
Total mortgage loans	$1,056	$1,075	$1,596	$1,480	$3,155	$4,227	$12,589
______________
(1)The LTV ratio is derived from current loan balance divided by the fair value of the property. The fair value of the underlying commercial properties is updated annually for each mortgage loan.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
(2)The DSC ratio is calculated using the most recently reported operating income results from property operations divided by annual debt service.
(3)Amounts presented at amortized cost basis.
The following tables provide information relating to the LTV and DSC ratios for commercial and agricultural mortgage loans at June 30, 2020 and December 31, 2019. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.
Mortgage Loans by LTV and DSC Ratios

	DSC Ratio (2) (3)
LTV Ratio (1) (3):	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total
	(in millions)
June 30, 2020:
Mortgage loans:
Commercial:
0% - 50%	$1,033	$20	$237	$24	$—	$—	$1,314
50% - 70%	4,208	1,080	1,353	485	32	—	7,158
70% - 90%	312	263	321	187	130	—	1,213
90% plus	85	—	—	76	—	—	161
Total commercial	$5,638	$1,363	$1,911	$772	$162	$—	$9,846

Agricultural:
0% - 50%	$292	$106	$255	$520	$333	$52	$1,558
50% - 70%	93	83	232	462	269	25	1,164
70% - 90%	—	2	—	19	—	—	21
90% plus	—	—	—	—	—	—	—
Total agricultural	$385	$191	$487	$1,001	$602	$77	$2,743

Total mortgage loans:
0% - 50%	$1,325	$126	$492	$544	$333	$52	$2,872
50% - 70%	4,301	1,163	1,585	947	301	25	8,322
70% - 90%	312	265	321	206	130	—	1,234
90% plus	85	—	—	76	—	—	161
Total mortgage loans	$6,023	$1,554	$2,398	$1,773	$764	$77	$12,589

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	DSC Ratio (2) (3)
LTV Ratio (1) (3):	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total
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
______________
(1)The LTV ratio is derived from current loan balance divided by the fair value of the property. The fair value of the underlying commercial properties is updated annually for each mortgage loan.
(2)The DSC ratio is calculated using the most recently reported operating income results from property operations divided by annual debt service.
(3)Amounts presented at amortized cost basis.
Past-Due and Nonaccrual Mortgage Loan Status
The following table provides information relating to the aging analysis of past-due mortgage loans at June 30, 2020 and December 31, 2019, respectively.
Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans (2)
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
June 30, 2020:
Mortgage loans:
Commercial	$—	$—	$—	$—	$9,771	$9,771	$75	$9,846	$75	$1
Agricultural	67	9	49	125	2,618	2,743	—	2,743	—	—
Total	$67	$9	$49	$125	$12,389	$12,514	$75	$12,589	$75	$1

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

December 31, 2019:
Mortgage loans:
Commercial	$—	$—	$—	$—	$9,390	$9,390	$—	$9,390	$—	$—
Agricultural	57	1	66	124	2,593	2,717	—	2,717	—	—
Total	$57	$1	$66	$124	$11,983	$12,107	$—	$12,107	$—	$—
_______________
(1) Amounts presented at amortized cost basis.
(2) Amounts for 2020 represent results for both the three and six months ended June 30, 2020.
At June 30, 2020 and December 31, 2019, the carrying values of problem mortgage loans that had been classified as non-accrual loans were $75 million and $0 million, respectively.
Troubled Debt Restructuring
The Company invests in commercial and agricultural mortgage loans included in the balance sheet as Mortgage loans on real estate and privately negotiated fixed maturities included in the balance sheet as Fixed maturities AFS. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific credit allowance recorded in connection with the troubled debt restructuring. A credit allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. At June 30, 2020, the Company did not have any commercial or agricultural mortgage loans accounted for as troubled debt restructurings. At June 30, 2020, the Company had four new privately negotiated fixed maturity troubled debt restructurings with a pre-modification cost basis of $42 million and post-modification carrying value of $37 million, these troubled debt restructurings did not have subsequent payment defaults nor additional commitments to lend. The four privately negotiated fixed maturity troubled debt restructurings are 0.04% of the Company’s total invested assets.
Trading Securities
At June 30, 2020 and December 31, 2019, respectively, the fair value of the Company’s trading securities was $6.6 billion and $7.0 billion. At June 30, 2020 and December 31, 2019, respectively, trading securities included the General Account’s investment in Separate Accounts which had carrying values of $38 million and $58 million.
Net unrealized and realized gains (losses) on trading securities are included in Net investment income (loss) in the Consolidated Statements of Income (Loss). The table below shows a breakdown of Net investment income (loss) from trading securities during the three and six months ended June 30, 2020 and 2019.
Net Investment Income (Loss) from Trading Securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$287	$159	$101	$477
Net investment gains (losses) recognized on securities sold during the period	25	3	29	(21)
Unrealized and realized gains (losses) on trading securities	312	162	130	456
Interest and dividend income from trading securities	48	73	99	165
Net investment income (loss) from trading securities	$360	$235	$229	$621

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
Derivatives Utilized to Hedge Crediting Rate Exposure on SCS, SIO, MSO and IUL Products/Investment Options
The Company hedges crediting rates in the Structured Capital Strategies (“SCS”) variable annuity, Structured Investment Option in the EQUI-VEST variable annuity series (“SIO”), Market Stabilizer Option (“MSO”) in the variable life insurance products and Indexed Universal Life (“IUL”) insurance products. These products permit the contract owner to participate in the performance of an index, Exchange Traded Fund (“ETF”) or commodity price movement up to a cap for a set period of time. They also contain a protection feature, in which the Company will absorb, up to a certain percentage, the loss of value in an index, ETF or commodity price, which varies by product segment.
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
Derivatives Used for General Account Investment Portfolio
The Company maintains a strategy in its General Account investment portfolio to replicate the credit exposure of fixed maturity securities otherwise permissible for investment under its investment guidelines through the sale of credit default swaps (“CDS”). Under the terms of these swaps, the Company receives quarterly fixed premiums that, together with any initial amount paid or received at trade inception, replicate the credit spread otherwise currently obtainable by purchasing the referenced entity’s bonds of similar maturity. These credit derivatives generally have remaining terms of five years or less and are recorded at fair value with changes in fair value, including the yield component that emerges from initial amounts paid or received, reported in Net derivative gains (losses).
The Company manages its credit exposure taking into consideration both cash and derivatives based positions and selects the reference entities in its replicated credit exposures in a manner consistent with its selection of fixed maturities. In addition, the Company generally transacts the sale of CDS in single name reference entities of investment grade credit quality and with counterparties subject to collateral posting requirements. If there is an event of default by the reference entity or other such credit event as defined under the terms of the swap contract, the Company is obligated to perform under the credit derivative and, at the counterparty’s option, either pay the referenced amount of the contract less an auction-determined recovery amount or pay the referenced amount of the contract and receive in return the defaulted or similar security of the reference entity for recovery by sale at the contract settlement auction. The Company purchased CDS to mitigate its exposure to a reference entity through cash positions. These positions do not replicate credit spreads.
To date, there have been no events of default or circumstances indicative of a deterioration in the credit quality of the named referenced entities to require or suggest that the Company will have to perform under these CDS. The maximum potential amount of future payments the Company could be required to make under these credit derivatives is limited to the par value of the referenced securities which is the dollar or euro-equivalent of the derivative’s notional amount. The Standard North American CDS Contract (“SNAC”) or Standard European Corporate Contract (“STEC”) under which the Company executes these CDS sales transactions does not contain recourse provisions for recovery of amounts paid under the credit derivative.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Derivative Instruments by Category

	At June 30, 2020			Six Months Ended June 30, 2020
		Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivative Gains (Losses) (2)
	(in millions)
Derivative instruments:
Freestanding derivatives (1):
Equity contracts:
Futures	$4,680	$—	$1	$(193)
Swaps	17,846	77	81	959
Options	36,548	4,346	2,448	(1,390)
Interest rate contracts:
Swaps	24,850	2,091	435	3,658
Futures	23,993	—	—	2,067
Swaptions	—	—	—	9
Credit contracts:
Credit default swaps	1,469	22	15	1
Other freestanding contracts:
Foreign currency contracts	434	9	8	(2)
Margin	—	84	77	—
Collateral	—	14	3,295	—

Embedded derivatives:
GMIB reinsurance contracts (3)	—	2,931	—	839
GMxB derivative features liability (4)	—	—	12,613	(3,994)
SCS, SIO, MSO and IUL indexed features (5)	—	—	1,773	1,414
Total derivative instruments	$109,820	$9,574	$20,746

Net derivative gains (losses)				$3,368
______________
(1)Reported in Other invested assets in the consolidated balance sheets.
(2)Reported in Net derivative gains (losses) in the consolidated statements of income (loss).
(3)Reported in GMIB reinsurance contract asset in the consolidated balance sheets.
(4)Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.
(5)Reported in Policyholders’ account balances in the consolidated balance sheets.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Derivative Instruments by Category

	At December 31, 2019			Six Months Ended June 30, 2019
		Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivative Gains (Losses) (2)
	(in millions)
Derivative instruments:
Freestanding derivatives (1):
Equity contracts:
Futures	$4,257	$1	$1	$(954)
Swaps	17,156	9	281	(1,276)
Options	47,861	5,098	1,752	1,289
Interest rate contracts:
Swaps	23,793	468	526	1,596
Futures	20,901	—	—	27
Swaptions	3,201	16	—	7
Credit contracts:
Credit default swaps	1,400	21	6	9
Other freestanding contracts:
Foreign currency contracts	559	12	9	(27)
Margin	—	155	—	—
Collateral	—	74	3,016	—

Embedded derivatives:
GMIB reinsurance contracts (3)	—	2,139	—	177
GMxB derivative features liability (4)	—	—	8,432	(1,126)
SCS, SIO, MSO and IUL indexed features (5)	—	—	3,268	(1,588)
Total derivative instruments	$119,128	$7,993	$17,291

Net derivative gains (losses)				$(1,866)
______________
(1)Reported in Other invested assets in the consolidated balance sheets.
(2)Reported in Net derivative gains (losses) in the consolidated statements of income (loss).
(3)Reported in GMIB reinsurance contract asset in the consolidated balance sheets.
(4)Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.
(5)Reported in Policyholders’ account balances in the consolidated balance sheets.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts at June 30, 2020 and December 31, 2019 are exchange-traded and net settled daily in cash. At June 30, 2020 and December 31, 2019, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Russell 2000 and Emerging Market indices, having initial margin requirements of $490 million and $252 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $405 million and $166 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and European, Australasia, and Far East (“EAFE”) indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $43 million and $60 million.
Collateral Arrangements
The Company generally has executed a Credit Support Annex (“CSA”) under the International Swaps and Derivatives Association Master Agreement (“ISDA Master Agreement”) it maintains with each of its over-the-counter (“OTC”) derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
an ISDA Master Agreement and related CSA have been executed. At June 30, 2020 and December 31, 2019, respectively, the Company held $3.3 billion and $3.0 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in Other invested assets. The Company posted collateral of $14 million and $74 million at June 30, 2020 and December 31, 2019, respectively, in the normal operation of its collateral arrangements.
The following table presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments at June 30, 2020:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
At June 30, 2020

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (3)	Net Amount
	(in millions)
Assets:
Derivative assets (1)	$6,643	$6,173	$470	$(118)	$351
Other financial assets	1,810	—	1,810	—	1,811
Other invested assets	$8,453	$6,173	$2,280	$(118)	$2,162

Liabilities:
Derivative liabilities (2)	$6,242	$6,173	$69	$—	$69
Other financial liabilities	3,597	—	3,597	—	3,597
Other liabilities	$9,839	$6,173	$3,666	$—	$3,666
______________
(1)Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.
(2)Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.
(3)Financial instruments sent (held).
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
______________
(1)Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.
(2)Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.
(3)Financial instruments sent (held).

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
5) GOODWILL
Goodwill represents the excess of purchase price over the estimated fair value of identifiable net assets acquired in a business combination. The Company tests goodwill for recoverability each annual reporting period at December 31 and at interim periods if facts or circumstances are indicative of potential impairment. See Note 2 for information on the Company’s change in fair value measurement methodology for testing goodwill impairment.
The carrying value of goodwill from the Company’s Investment Management and Research reporting unit totaled $4.6 billion at both June 30, 2020 and December 31, 2019, resulting primarily from its investment in AB as well as direct strategic acquisitions of AB, including its purchase of Sanford C. Bernstein, Inc.
For purpose of testing this goodwill for impairment, the Company has historically applied a discounted cash flow valuation technique to measure the fair value of the reporting unit, sourcing the underlying cash flows and assumptions from AB’s current business plan projections and adjusting the result to reflect the noncontrolling interest in AB as well as incremental taxes at the Company level as related to the form and structure of its investment in AB. During the first quarter of 2020, the unit price of AB declined significantly in response to the precipitous decline in the financial markets. As such, the Company performed an interim impairment evaluation of goodwill utilizing the discounted cash flow valuation technique and considered the results along with a number of other factors (including current market conditions) and determined that the fair value of the reporting unit exceeded its carrying value at March 31, 2020. As such, no goodwill impairment existed. The Company will continue to monitor and evaluate any events that may indicate an impairment of goodwill.
6) CLOSED BLOCK
As a result of demutualization, the Company’s Closed Block was established in 1992 for the benefit of certain individual participating policies that were in force on that date. Assets, liabilities and earnings of the Closed Block are specifically identified to support its participating policyholders.
Assets allocated to the Closed Block inure solely to the benefit of the Closed Block policyholders and will not revert to the benefit of the Company. No reallocation, transfer, borrowing or lending of assets can be made between the Closed Block and other portions of the Company’s General Account, any of its Separate Accounts or any affiliate of the Company without the approval of the New York State Department of Financial Services (the “NYDFS”). Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the General Account. For more information on the Closed Block, see Note 6 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019.
Summarized financial information for the Company’s Closed Block is as follows:

	June 30, 2020	December 31, 2019
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$6,327	$6,478
Policyholder dividend obligation	150	2
Other liabilities	100	38
Total Closed Block liabilities	6,577	6,518

Assets Designated to the Closed Block:
Fixed maturities available-for-sale, at fair value (amortized cost of $3,490 and $3,558) (allowance for credit losses of $0 at June 30, 2020)	3,838	3,754
Mortgage loans on real estate (net of allowance for credit losses of $7 at June 30, 2020)	1,774	1,759
Policy loans	668	706
Cash and other invested assets	44	82
Other assets	183	145
Total assets designated to the Closed Block	6,507	6,446

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	June 30, 2020	December 31, 2019
	(in millions)
Excess of Closed Block liabilities over assets designated to the Closed Block	70	72
Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of policyholders’ dividend obligation: $150 and $2; and net of income tax: $42 and $41	167	164
Maximum future earnings to be recognized from Closed Block assets and liabilities	$237	$236

The Company’s Closed Block revenues and expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Revenues:
Premiums and other income	$40	$46	$82	$94
Net investment income (loss)	63	72	129	139
Investment gains (losses), net	(2)	—	(2)	(1)
Total revenues	101	118	209	232

Benefits and Other Deductions:
Policyholders’ benefits and dividends	103	114	206	235
Other operating costs and expenses	1	—	1	1
Total benefits and other deductions	104	114	207	236
Net income (loss), before income taxes	(3)	4	2	(4)
Income tax (expense) benefit	(1)	(1)	(1)	(2)
Net income (loss)	$(4)	$3	$1	$(6)

7) INSURANCE LIABILITIES
Variable Annuity Contracts – GMDB, GMIB, GIB and GWBL and Other Features
The Company has certain variable annuity contracts with GMDB, GMIB, GIB and GWBL and other features in-force that guarantee one of the following:
•Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);
•Ratchet: the benefit is the greatest of current account value, premiums paid (adjusted for withdrawals), or the highest account value on any anniversary up to contractually specified ages (adjusted for withdrawals);
•Roll-Up: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals) accumulated at contractually specified interest rates up to specified ages;
•Combo: the benefit is the greater of the ratchet benefit or the roll-up benefit, which may include either a five year or an annual reset; or
•Withdrawal: the withdrawal is guaranteed up to a maximum amount per year for life.
Liabilities for Variable Annuity Contracts with GMDB and GMIB Features without No-Lapse Guarantee Rider (“NLG”) Feature
The change in the liabilities for variable annuity contracts with GMDB and GMIB features and without a NLG feature are summarized in the tables below. The amounts for the direct contracts (before reinsurance ceded) and assumed contracts are reflected in the consolidated balance sheets in Future policy benefits and other policyholders’ liabilities. The amounts for the ceded contracts are reflected in the consolidated balance sheets in Amounts due from reinsurers.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Change in Liability for Variable Annuity Contracts with GMDB and GMIB Features and No NLG Feature
For the Three and Six Months Ended June 30, 2020 and 2019

	GMDB			GMIB
	Direct	Assumed	Ceded	Direct	Assumed	Ceded
	(in millions)
Balance at April 1, 2020	$5,052	$72	$(111)	$6,299	$219	$(2,823)
Paid guarantee benefits	(140)	(4)	4	(103)	49	17
Other changes in reserve	103	2	2	(43)	(36)	(125)
Balance at June 30, 2020	$5,015	$70	$(105)	$6,153	$232	$(2,931)

Balance at April 1, 2019	$4,670	$77	$(109)	$3,742	$182	$(1,740)
Paid guarantee benefits	(108)	(5)	4	(56)	11	14
Other changes in reserve	152	4	(1)	75	(1)	(170)
Balance at June 30, 2019	$4,714	$76	$(106)	$3,761	$192	$(1,896)

	GMDB			GMIB
	Direct	Assumed	Ceded	Direct	Assumed	Ceded
	(in millions)
Balance at January 1, 2020	$4,784	$76	$(105)	$4,691	$187	$(2,139)
Paid guarantee benefits	(251)	(10)	9	(177)	48	37
Other changes in reserve	482	4	(9)	1,639	(3)	(829)
Balance at June 30, 2020	$5,015	$70	$(105)	$6,153	$232	$(2,931)

Balance at January 1, 2019	$4,659	$82	$(113)	$3,743	$184	$(1,732)
Paid guarantee benefits	(226)	(11)	8	(112)	10	35
Other changes in reserve	281	5	(1)	130	(2)	(199)
Balance at June 30, 2019	$4,714	$76	$(106)	$3,761	$192	$(1,896)

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
Account Values and Net Amount at Risk
Account Values and Net Amount at Risk (“NAR”) for direct and assumed variable annuity contracts in force with GMDB and GMIB features as of June 30, 2020 are presented in the following tables by guarantee type. For contracts with the GMDB feature, the NAR in the event of death is the amount by which the GMDB feature exceeds the related Account Values. For contracts with the GMIB feature, the NAR in the event of annuitization is the amount by which the present value of the GMIB benefits exceed the related Account Values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB features may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Direct Variable Annuity Contracts with GMDB and GMIB Features at June 30, 2020

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rate)
Variable annuity contracts with GMDB features
Account Values invested in:
General Account	$14,904	$90	$57	$174	$15,225
Separate Accounts	46,313	8,576	2,914	30,252	88,055
Total Account Values	$61,217	$8,666	$2,971	$30,426	$103,280

Net Amount at Risk, gross	$167	$207	$1,990	$20,398	$22,762
Net Amount at Risk, net of amounts reinsured	$167	$201	$1,414	$20,398	$22,180

Average attained age of policyholders (in years)	51.2	68.0	74.6	69.8	55.1
Percentage of policyholders over age 70	10.9%	47.1%	69.3%	52.4%	19.8%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

Variable annuity contracts with GMIB features
Account Values invested in:
General Account	$—	$—	$18	$223	$241
Separate Accounts	—	—	22,463	32,329	54,792
Total Account Values	$—	$—	$22,481	$32,552	$55,033

Net Amount at Risk, gross	$—	$—	$1,189	$15,384	$16,573
Net Amount at Risk, net of amounts reinsured	$—	$—	$376	$13,872	$14,248

Average attained age of policyholders (in years)	N/A	N/A	63.8	69.8	67.6
Weighted average years remaining until annuitization	N/A	N/A	5.9	0.7	2.6
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

Assumed Variable Annuity Contracts with GMDB and GMIB Features at June 30, 2020

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rates)
Variable annuity contracts with GMDB features
Reinsured Account Values	$856	$4,761	$244	$1,041	$6,902
Net Amount at Risk assumed	$6	$281	$16	$169	$472

Average attained age of policyholders (in years)	68	73	78	76	73
Percentage of policyholders over age 70	46.0%	65.0%	80.0%	76.0%	65.0%
Range of contractually specified interest rates (1)	N/A	N/A	3%-10%	5%-10%	3%-10%

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rates)

Variable annuity contracts with GMIB features
Reinsured Account Values	$830	$40	$211	$1,054	$2,135
Net Amount at Risk assumed	$1	$—	$32	$336	$369

Average attained age of policyholders (in years)	72	74	72	70	71
Percentage of policyholders over age 70	65.0%	62.0%	63.0%	54.0%	59.0%
Range of contractually specified interest rates	N/A	N/A	3.3%-6.5%	6%-6%	3.3%-6.5%
______________
(1)In general, for policies with the highest contractual interest rate shown (10%), the rate applied only for the first 10 years after issue, which has now elapsed.
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
Investment in Variable Insurance Trust Mutual Funds

	June 30, 2020		December 31, 2019
Mutual Fund Type	GMDB	GMIB	GMDB	GMIB
	(in millions)
Equity	$39,126	$16,011	$42,489	$17,941
Fixed income	5,297	2,682	5,263	2,699
Balanced	42,696	35,835	45,871	38,445
Other	936	264	865	263
Total	$88,055	$54,792	$94,488	$59,348

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Variable and Interest-Sensitive Life Insurance Policies – NLG
The NLG feature contained in variable and interest-sensitive life insurance policies keeps them in force in situations where the policy value is not sufficient to cover monthly charges then due. The NLG remains in effect so long as the policy meets a contractually specified premium funding test and certain other requirements.
The change in the NLG liabilities, reflected in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets, is summarized in the table below.

	Direct Liability (1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Beginning balance (2)	$925	$825	$897	$812
Paid guarantee benefits	(13)	(3)	(26)	(10)
Other changes in reserves	35	21	76	41
Ending balance	$947	$843	$947	$843
______________
(1)There were no amounts of reinsurance ceded in any period presented.
(2)The beginning balance for six months ended June 30, 2020 was reduced by $22 million to reflect the balance transferred to Assets held-for-sale at December 31, 2019.
8) FAIR VALUE DISCLOSURES
U.S. GAAP establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value, and identifies three levels of inputs that may be used to measure fair value:
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
Management is responsible for the determination of the value of investments carried at fair value and the supporting methodologies and assumptions. Under the terms of various service agreements, the Company often utilizes independent valuation service providers to gather, analyze, and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual securities. These independent valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of widely accepted valuation models, provide a single fair value measurement for individual securities for which a fair value has been requested. As further described below with respect to specific asset classes, these inputs include, but are not limited to, market prices for recent trades and transactions in comparable securities, benchmark yields, interest rate yield curves, credit spreads, quoted prices for similar securities, and other market-observable information, as applicable. Specific attributes of the security being valued also are considered, including its term, interest rate, credit rating, industry sector, and when applicable, collateral quality and other security- or issuer-

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
specific information. When insufficient market observable information is available upon which to measure fair value, the Company either will request brokers knowledgeable about these securities to provide a non-binding quote or will employ internal valuation models. Fair values received from independent valuation service providers and brokers and those internally modeled or otherwise estimated are assessed for reasonableness.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below. At June 30, 2020 and December 31, 2019, no assets were required to be measured at fair value on a non-recurring basis. Fair value measurements are required on a non-recurring basis for certain assets, including goodwill and mortgage loans on real estate, only when an impairment or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.
Fair Value Measurements at June 30, 2020

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments
Fixed maturities, AFS:
Corporate (1)	$—	$52,092	$1,685	$53,777
U.S. Treasury, government and agency	—	17,377	—	17,377
States and political subdivisions	—	735	40	775
Foreign governments	—	835	—	835
Residential mortgage-backed (2)	—	175	—	175
Asset-backed (3)	—	2,045	—	2,045
Commercial mortgage-backed	—	879	—	879
Redeemable preferred stock	317	63	—	380
Total fixed maturities, AFS	317	74,201	1,725	76,243
Other equity investments	12	—	81	93
Trading securities	486	6,093	37	6,616
Other invested assets:
Short-term investments	—	244	—	244
Assets of consolidated VIEs/VOEs	20	215	15	250
Swaps	—	1,653	—	1,653
Credit default swaps	—	7	—	7
Futures	(1)	—	—	(1)
Options	—	1,898	—	1,898
Swaptions	—	—	—	—
Total other invested assets	19	4,017	15	4,051
Cash equivalents	7,127	—	—	7,127
Segregated securities	—	1,882	—	1,882
GMIB reinsurance contracts asset	—	—	2,931	2,931
Separate Accounts assets (4)	115,552	2,806	—	118,358
Total Assets	$123,513	$88,999	$4,789	$217,301

Liabilities
GMxB derivative features’ liability	$—	$—	$12,613	$12,613
SCS, SIO, MSO and IUL indexed features’ liability	—	1,773	—	1,773
Liabilities of consolidated VIEs and VOEs	—	6	—	6
Contingent payment arrangements	—	—	29	29
Total Liabilities	$—	$1,779	$12,642	$14,421
______________

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
(4)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate and commercial mortgages. At June 30, 2020, the fair value of such investments was $363 million.
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
______________
(1)Excludes amounts reclassified as Held-for-Sale.
(2)Corporate fixed maturities includes both public and private issues.
(3)Includes publicly traded agency pass-through securities and collateralized obligations.
(4)Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
(5)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate and commercial mortgages. At December 31, 2019, the fair value of such investments was $356 million.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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
After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $166 million and $110 million at June 30, 2020 and December 31, 2019, respectively, to recognize incremental counterparty non-performance risk and reduced the fair value of its GMIB reinsurance contract liabilities by $36 million and $25 million at June 30, 2020 and December 31, 2019, respectively, to recognize its own incremental non-performance risk.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Lapse rates are adjusted at the contract level based on a comparison of the actuarial calculated guaranteed values and the current policyholder account value, which include other factors such as considering surrender charges. Generally, lapse rates are assumed to be lower in periods when a surrender charge applies. A dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value as in the money contracts are less likely to lapse. For valuing the embedded derivative, lapse rates vary throughout the period over which cash flows are projected.
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
Transfers of Financial Instruments Between Levels 2 and 3
During the six months ended June 30, 2020, AFS fixed maturities with fair values of $103 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $224 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 1.7% of total equity at June 30, 2020.
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
The tables below present reconciliations for all Level 3 assets and liabilities for the three and six months ended June 30, 2020 and 2019, respectively.

Level 3 Instruments - Fair Value Measurements

	Corporate	State and Political Subdivisions	Asset- backed
	(in millions)
Balance, April 1, 2020	$1,185	$36	$40
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1	—	—
Investment gains (losses), net	(11)	—	—
Subtotal	(10)	—	—
Other comprehensive income (loss)	7	5	8
Purchases	301	—	(48)
Sales	(45)	(1)	—
Transfers into Level 3 (1)	224	—	—
Transfers out of Level 3 (1)	23	—	—
Balance, June 30, 2020	$1,685	$40	$—

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Corporate	State and Political Subdivisions	Asset- backed
	(in millions)
Balance, April 1, 2019	$1,180	$40	$534
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	2	—	—
Subtotal	2	—	—
Other comprehensive income (loss)	1	1	1
Purchases	152	—	(1)
Sales	(26)	(1)	—
Transfers into Level 3 (1)	(3)	—	—
Transfers out of Level 3 (1)	(4)	—	—
Balance, June 30, 2019	$1,302	$40	$534
_____________
(1)Transfers into/out of the Level 3 classification are reflected at beginning of period fair values.

	Corporate	State and Political Subdivisions	Asset-backed
	(in millions)
Balance, January 1, 2020	$1,257	$39	$100
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	2	—	—
Investment gains (losses), net	(13)	—	—
Subtotal	(11)	—	—
Other comprehensive income (loss)	(54)	2	—
Purchases	362	—	—
Sales	(90)	(1)	—
Transfers into Level 3 (1)	224	—	—
Transfers out of Level 3 (1)	(3)	—	(100)
Balance, June 30, 2020	$1,685	$40	$—

Balance, January 1, 2019	$1,186	$39	$519
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	3	—	—
Investment gains (losses), net	—	—	—
Subtotal	3	—	—
Other comprehensive income (loss)	10	2	5
Purchases	222	—	10
Sales	(60)	(1)	—
Transfers into Level 3 (1)	14	—	—
Transfers out of Level 3 (1)	(73)	—	—
Balance, June 30, 2019	$1,302	$40	$534
_____________
(1)Transfers into/out of the Level 3 classification are reflected at beginning of period fair values.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Other Equity Investments	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability	Contingent Payment Arrangement
	(in millions)
Balance, April 1, 2020	$140	$2,823	$—	$(9,727)	$(24)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), net	—	—	—	—	—
Net derivative gains (losses), excluding non-performance risk	—	(90)	—	(346)	—
Non-performance risk (1)	—	203	—	(2,450)	—
Total realized and unrealized gains (losses)	—	113	—	(2,796)	—
Other comprehensive income (loss)	(10)	—	—	—	—
Purchases (2)	2	12	—	(109)	(4)
Sales (3)	(1)	(17)	—	19	—
Settlements (4)	—	—	—	—	—
Change in estimate (5)	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—	(1)
Transfers into Level 3 (6)	1	—	—	—	—
Transfers out of Level 3 (6)	—	—	—	—	—
Balance, June 30, 2020	$132	$2,931	$—	$(12,613)	$(29)

Balance, April 1, 2019	$137	$1,740	$23	$(6,126)	$(7)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), net	—	—	—	—	—
Net derivative gains (losses), excluding non-performance risk	—	147	—	(719)	—
Non-performance risk (1)	—	12	—	—	—
Total realized and unrealized gains (losses)	—	159	—	(719)	—
Other comprehensive income (loss)	—	—	—	—	—
Purchases (2)	6	11	4	(104)	(17)
Sales (3)	(7)	(14)	—	8	—
Settlements (4)	—	—	(2)	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—	—
Transfers into Level 3 (6)	(2)	—	—	—	(1)
Transfers out of Level 3 (6)	—	—	—	—	—
Balance, June 30, 2019	$134	$1,896	$25	$(6,941)	$(25)
_____________
(1)The Company’s non-performance risk is recorded through Net derivative gains (losses).
(2)For the GMIB reinsurance contract asset, and GMxB derivative features liability, represents attributed fee.
(3)For the GMIB reinsurance contract asset, represents recoveries from reinsurers and for GMxB derivative features liability represents benefits paid.
(4)For contingent payment arrangements, it represents payments settled under the arrangement related to AB acquisitions.
(5)For the GMIB reinsurance contract asset, represents a transfer from amounts due from reinsurers.
(6)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Other Equity Investments	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability	Contingent Payment Arrangement
	(in millions)
Balance, January 1, 2020	$150	$2,139	$—	$(8,432)	$(23)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), net	7	—	—	—	—
Net derivative gains (losses), excluding non-performance risk	—	865	—	(4,499)	—
Non-performance risk (1)	—	(26)	—	505	—
Total realized and unrealized gains (losses)	7	839	—	(3,994)	—
Other comprehensive income (loss)	(17)	—	—	—	—
Purchases (2)	4	22	—	(220)	(4)
Sales (3)	(12)	(37)	—	33	—
Settlements (4)	—	—	—	—	—
Change in estimate (5)	—	(32)	—	—	—
Activity related to consolidated VIEs/VOEs	(1)	—	—	—	(2)
Transfers into Level 3 (6)	1	—	—	—	—
Transfers out of Level 3 (6)	—	—	—	—	—
Balance, June 30, 2020	$132	$2,931	$—	$(12,613)	$(29)

Balance, January 1, 2019	$165	$1,732	$21	$(5,614)	$(7)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), net	—	—	—	—	—
Net derivative gains (losses), excluding non-performance risk	—	136	—	(656)	—
Non-performance risk (1)	—	41	—	(470)	—
Total realized and unrealized gains (losses)	—	177	—	(1,126)	—
Other comprehensive income (loss)	—	—	—	—	—
Purchases (2)	8	22	8	(215)	(17)
Sales (3)	(7)	(35)	—	14	—
Settlements (4)	—	—	(3)	—	—
Change in estimate	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	(3)	—	—	—	(1)
Transfers into Level 3 (6)	—	—	—	—	—
Transfers out of Level 3 (6)	(29)	—	(1)	—	—
Balance, June 30, 2019	$134	$1,896	$25	$(6,941)	$(25)
______________
(1)The Company’s non-performance risk is recorded through Net derivative gains (losses).
(2)For the GMIB reinsurance contract asset, and GMxB derivative features liability, represents attributed fee.
(3)For the GMIB reinsurance contract asset, represents recoveries from reinsurers and for GMxB derivative features liability represents benefits paid.
(4)For contingent payment arrangements, it represents payments under the arrangement.
(5)For the GMIB reinsurance contract asset, represents a transfer from amounts due from reinsurers.
(6)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
The table below details changes in unrealized gains (losses) for the six months ended June 30, 2020 and 2019 by category for Level 3 assets and liabilities still held at June 30, 2020 and 2019, respectively.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Change in Unrealized Gains (Losses) for Level 3 Instruments

	Net Income (Loss)
	Net Derivative Gains (Losses)	OCI
	(in millions)
Held at June 30, 2020:
Change in unrealized gains (losses):
Fixed maturities, AFS
Corporate	$—	$(54)
State and political subdivisions	—	2
Asset-backed	—	—
Total fixed maturities, AFS	—	(52)
GMIB reinsurance contracts	839	—
GMxB derivative features liability	(3,994)	—
Total	$(3,155)	$(52)

Held at June 30, 2019:
Change in unrealized gains (losses):
Fixed maturities, AFS
Corporate	$—	$10
State and political subdivisions	—	3
Asset-backed	—	5
Total fixed maturities, AFS	—	18
GMIB reinsurance contracts	177	—
GMxB derivative features liability	(1,126)	—
Total	$(949)	$18

Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities at June 30, 2020 and December 31, 2019, respectively.
Quantitative Information about Level 3 Fair Value Measurements at June 30, 2020

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$260	Matrix pricing model	Spread over Benchmark	0 - 580 bps	36 bps
	1,062	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	3.7x - 33.6x 6.2% - 23.4% 0.9x - 25.0x	14.0x 10.2% 11.1x
Other equity investments	37	Discounted cash flow	Earnings multiple Discount factor Discount years	8.0x 10.0% 11
GMIB reinsurance contract asset	2,931	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 61 - 115	55 - 144 bps 0.8%-10% 0%-8% 0%-49% 14%-34% 0.01%-0.18% 0.07%-0.54% 0.42%-42.20%	73 bps 1.55% 1.11% 6.20% 24% All ages 2.76%

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
Liabilities:
GMIBNLG	12,081	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 61 - 115	166.0 bps 0.8%-19.9% 0.3%-11% 0%-100% 0.01%-0.19% 0.06%-0.53% 0.41%-41.39%	2.59% 1.17% 6.19% All ages 1.38%
Assumed GMIB Reinsurance Contracts	231	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates (Age 0 - 85) Withdrawal rates (Age 86+) Utilization rates Volatility rates - Equity	109 - 232 bps 1.1% - 11.1% 0.6% - 22.2% 1.1% - 100% 0% - 30% 14% - 34%	178 bps 1.55% All ages 1.11% 6.20% 24%
GWBL/GMWB	167	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	166.0 bps 0.8%-10% 0%-7% 100% once starting 14%-34%	1.55% 1.11% 24.08%
GIB	124	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	166.0 bps 1.2%-19.9% 0%-8% 0%-100% 14%-34%	1.55% 1.11% 6.20% 24%
GMAB	10	Discounted cash flow	Non-performance risk Lapse rates Volatility rates - Equity	166.0 bps 1%-10% 14%-34%	1.55% 24%
______________
(1)Mortality rates vary by age and demographic characteristic such as gender. Mortality rate assumptions are based on a combination of company and industry experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuating the embedded derivatives.
(2)For Lapses, Withdrawals, and Utilizations the rates were weighted by counts, for Mortality weighted average rates are shown for all ages combined and for Withdrawals the weighted averages were based on an estimated split of partial withdrawal and dollar-for-dollar withdrawals.

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2019

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$57	Matrix pricing model	Spread over benchmark	65 - 580 bps	184 bps
	1,025	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	3.3x - 56.7x 3.9% - 16.5% 0.8x - 48.1x	14.3x 10.0% 10.7x
Other equity investments	36	Discounted cash flow	Earnings multiple Discounts factor Discount years	8.0x 10.0% 11
GMIB reinsurance contract asset	2,139	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	55 - 109 bps 0.8% - 10% 0.0% - 8.0% 0.0% - 49.0% 9.0% - 30.0% 0.01% - 0.18% 0.07% - 0.54% 0.42% - 42.20%

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Liabilities:
GMIBNLG	8,128	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	124 bps 0.8% - 19.9% 0.3% - 11.0% 0.0% - 100.0% 0.01% - 0.19% 0.06% - 0.53% 0.41% - 41.39%
Assumed GMIB Reinsurance Contracts	186	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates (Age 0 - 85) Withdrawal rates (Age 86+) Utilization rates Volatility rates - Equity	61 - 141 bps 1.1% - 11.1% 0.6% - 22.2% 1.1% - 100.0% 0.0% - 30.0% 9.0% - 30.0%
GWBL/GMWB	109	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	124 bps 0.8% - 10.0% 0.0% - 7.0% 100% after starting 9.0% - 30.0%
GIB	5	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	124 bps 1.2% - 19.9% 0.0% - 8.0% 0.0% - 100.0% 9.0% - 30.0%
GMAB	4	Discounted cash flow	Lapse rates Volatility rates - Equity	1.0% - 10.0% 9.0% - 30.0%
______________
(1)Mortality rates vary by age and demographic characteristic such as gender. Mortality rate assumptions are based on a combination of company and industry experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuating the embedded derivatives.
Level 3 Financial Instruments for which Quantitative Inputs are Not Available
Certain Privately Placed Debt Securities with Limited Trading Activity
Excluded from the tables above at June 30, 2020 and December 31, 2019, respectively, are approximately $499 million and $428 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
•The fair value of private placement securities is determined by application of a matrix pricing model or a market comparable company value technique. The significant unobservable input to the matrix pricing model valuation technique is the spread over the industry-specific benchmark yield curve. Generally, an increase or decrease in spreads would lead to directionally inverse movement in the fair value measurements of these securities. The significant unobservable input to the market comparable company valuation technique is the discount rate. Generally, a significant increase (decrease) in the discount rate would result in significantly lower (higher) fair value measurements of these securities.
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above at June 30, 2020 and December 31, 2019, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. Included in the tables above at June 30, 2020 and December 31, 2019, there were no securities that were determined by the

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
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
AB Contingent Consideration Payable
As of June 30, 2020 and December 31, 2019, AB has acquisition-related contingent liabilities remaining with a fair value of $29 million and $23 million, respectively.
The liabilities were valued using expected revenue growth rates and discount rates. The expected revenue growth rates range from 0.7% to 50.0%, with a weighted average of 4.9%, calculated using cumulative revenues and range of revenue growth rates (excluding revenue growth from additional AUM contributed from existing clients). The discount rates ranged from 1.9% to 10.4% with a weighted average of 8.0%, calculated using total contingent liabilities and range of discount rates.

Carrying Value of Financial Instruments Not Otherwise Disclosed in Note 3 and Note 4
The carrying values and fair values at June 30, 2020 and December 31, 2019 for financial instruments not otherwise disclosed in Note 3 and Note 4 are presented in the table below.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
June 30, 2020:
Mortgage loans on real estate	$12,523	$—	$—	$12,589	$12,589
Policy loans	$3,689	$—	$—	$4,890	$4,890
Policyholders’ liabilities: Investment contracts	$2,177	$—	$—	$2,439	$2,439
FHLBNY funding agreements (1)	$6,700	$—	$6,793	$—	$6,793
Short-term and long-term debt	$4,113	$—	$4,656	$—	$4,656
Separate Accounts liabilities	$8,445	$—	$—	$8,445	$8,445

December 31, 2019:
Mortgage loans on real estate	$12,107	$—	$—	$12,334	$12,334
Policy loans (2)	$3,735	$—	$—	$4,707	$4,707
Policyholders’ liabilities: Investment contracts (2)	$2,056	$—	$—	$2,167	$2,167
FHLBNY funding agreements	$6,909	$—	$6,957	$—	$6,957
Short-term and long-term debt	$4,111	$—	$4,476	$—	$4,476
Separate Accounts liabilities	$9,041	$—	$—	$9,041	$9,041
______________
(1)Federal Home Loan Bank of New York (“FHLBNY”)
(2)Excludes amounts reclassified as Held-for-Sale.
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
Policyholder Liabilities - Investment Contracts and Separate Accounts Liabilities
The fair values for deferred annuities and certain annuities, which are included in Policyholders’ account balances and liabilities for investment contracts with fund investments in Separate Accounts are estimated using projected cash flows discounted at rates reflecting current market rates. Significant unobservable inputs reflected in the cash flows include lapse rates and withdrawal rates. Incremental adjustments may be made to the fair value to reflect non-performance risk. Certain other products such as the Company’s association plans contracts, supplementary contracts

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
not involving life contingencies (“SCNILC”), Access Accounts and Escrow Shield Plus product reserves are held at book value.
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
9) EMPLOYEE BENEFIT PLANS
Pension Plans
Holdings and Equitable Financial Retirement Plans
Holdings sponsors the MONY Life Retirement Income Security Plan for Employees and Equitable Life sponsors the Equitable Retirement Plan (the “Equitable Financial QP”), both of which are frozen qualified defined benefit plans covering eligible employees and financial professionals. These pension plans are non-contributory, and their benefits are generally based on a cash balance formula and/or, for certain participants, years of service and average earnings over a specified period. Holdings and Equitable Financial also sponsor certain nonqualified defined benefit plans, including the Equitable Excess Retirement Plan, that provide retirement benefits in excess of the amount permitted under the tax law for the qualified plans. Holdings has assumed primary liability for both the Equitable Financial QP and the Equitable Financial nonqualified defined benefit plans. Equitable Financial remains secondarily liable for its obligations under the Equitable Financial QP and its nonqualified defined benefits plans and would recognize such liability in the event Holdings does not perform.
AB Retirement Plans
AB maintains a qualified, non-contributory, defined benefit retirement plan covering current and former employees who were employed by AB in the United States prior to October 2, 2000 (the “AB Plan”). Benefits under the AB Plan are based on years of credited service, average final base salary, and primary Social Security benefits.
Net Periodic Pension Expense
Components of net periodic pension expense for the Company’s plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Service cost	$2	$3	$4	$6
Interest cost	22	31	45	61
Expected return on assets	(35)	(38)	(74)	(77)
Actuarial (gain) loss	—	—	1	1
Net amortization	27	24	55	48
Net periodic pension expense	$16	$20	$31	$39
10) INCOME TAXES
Income tax expense for the three and six months ended June 30, 2020 and 2019 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

11) RELATED PARTY TRANSACTIONS
The Company did not enter into any new significant transactions with related parties during the six months ended June 30, 2020.
12) EQUITY
Dividends to Shareholders
Dividends declared per share of each class of stock were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Dividends declared per share of common stock	$0.17	$0.15	$0.32	$0.28
Dividends declared per depositary share (1)	$0.33	$—	$0.72	$—
_______________
(1)Represents a 1/1,000th interest in a share of preferred stock.
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
During the three and six months ended June 30, 2020, Holdings repurchased 1.3 million and 14.9 million shares of its common stock in the open market. As of June 30, 2020, Holdings had capacity of approximately $370 million remaining in its stock repurchase program.
Accumulated Other Comprehensive Income (Loss)
AOCI represents cumulative gains (losses) on items that are not reflected in Net income (loss). The balances as of June 30, 2020 and 2019 follow:

	June 30,
	2020	2019
	(in millions)
Unrealized gains (losses) on investments	$4,886	$1,799
Defined benefit pension plans	(933)	(901)
Foreign currency translation adjustments	(72)	(62)
Total accumulated other comprehensive income (loss)	3,881	836
Less: Accumulated other comprehensive income (loss) attributable to noncontrolling interest	(47)	(40)
Accumulated other comprehensive income (loss) attributable to Holdings	$3,928	$876

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The components of OCI, net of taxes for the three and six months ended June 30, 2020 and 2019 follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$2,853	$1,381	$4,366	$2,723
(Gains) losses reclassified into net income (loss) during the period (1)	(152)	(4)	(199)	5
Net unrealized gains (losses) on investments	2,701	1,377	4,167	2,728
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	(1,087)	(8)	(1,119)	(525)
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $428, $362, $810 and $580)	1,614	1,369	3,048	2,203
Change in defined benefit plans:
Reclassification to Net income (loss) of amortization of net prior service credit included in net periodic cost	22	18	50	67
Change in defined benefit plans (net of deferred income tax expense (benefit) of $6, $(5), $13 and $17)	22	18	50	67
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period	6	1	(15)	—
Foreign currency translation adjustment	6	1	(15)	—
Total other comprehensive income (loss), net of income taxes	1,642	1,388	3,083	2,270
Less: Other comprehensive income (loss) attributable to noncontrolling interest	3	(1)	(5)	(2)
Other comprehensive income (loss) attributable to Holdings	$1,639	$1,389	$3,088	$2,272
_______________
(1)See “Reclassification adjustments” in Note 3. Reclassification amounts presented net of income tax expense (benefit) of $(41) million, $(1) million, $(53) million and $1 million for the three and six months ended June 30, 2020 and 2019, respectively
Investment gains and losses reclassified from AOCI to Net income (loss) primarily consist of realized gains (losses) on sales and credit losses of AFS securities and are included in Total investment gains (losses), net on the consolidated statements of income (loss). Amounts reclassified from AOCI to Net income (loss) as related to defined benefit plans primarily consist of amortization of net (gains) losses and net prior service cost (credit) recognized as a component of net periodic cost and reported in Compensation and benefits in the consolidated statements of income (loss). Amounts presented in the table above are net of tax.
13) REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests are presented in the table that follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Balance, beginning of period	$257	$207	$365	$187
Net earnings (loss) attributable to redeemable noncontrolling interests	25	7	(5)	19
Purchase/change of redeemable noncontrolling interests	(195)	43	(273)	51
Balance, end of period	$87	$257	$87	$257

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
For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of June 30, 2020, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $100 million.
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
In August 2015, a lawsuit was filed in Connecticut Superior Court, Judicial Division of New Haven entitled Richard T. O’Donnell, on behalf of himself and all others similarly situated v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action on behalf of all persons who purchased variable annuities from Equitable Financial, which were subsequently subjected to the volatility management strategy and who suffered injury as a result thereof. Plaintiff asserts a claim for breach of contract alleging that Equitable Financial implemented the volatility management strategy in violation of applicable law. Plaintiff seeks an award of damages individually and on a classwide basis, and costs and disbursements, including attorneys’ fees, expert witness fees and other costs. In November 2015, the Connecticut Federal District Court transferred this action to the United States District Court for the Southern District

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
of New York. In March 2017, the Southern District of New York granted Equitable Financial’s motion to dismiss the complaint. In April 2017, the plaintiff filed a notice of appeal. In April 2018, the United States Court of Appeals for the Second Circuit reversed the trial court’s decision with instructions to remand the case to Connecticut state court. In September 2018, the Second Circuit issued its mandate, following Equitable Financial’s notification to the court that it would not file a petition for writ of certiorari. The case was transferred in December 2018 to the Connecticut Superior Court, Judicial District of Stamford. In December 2018, Equitable Financial sought dismissal of the complaint by filing a motion to strike, which the court granted in August 2019. Plaintiff filed an Amended Class Action Complaint in September 2019. Equitable Financial filed a motion for entry of judgment in October 2019. On August 3, 2020, the court granted Equitable Financial’s motion for entry of judgment.We are vigorously defending this matter.
In February 2016, a lawsuit was filed in the United States District Court for the Southern District of New York entitled Brach Family Foundation, Inc. v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action brought on behalf of all owners of universal life (“UL”) policies subject to Equitable Financial’s COI rate increase. In early 2016, Equitable Financial raised COI rates for certain UL policies issued between 2004 and 2007, which had both issue ages 70 and above and a current face value amount of $1 million and above. A second putative class action was filed in Arizona in 2017 and consolidated with the Brach matter. The current consolidated amended class action complaint alleges the following claims: breach of contract; misrepresentations by Equitable Financial in violation of Section 4226 of the New York Insurance Law; violations of New York General Business Law Section 349; and violations of the California Unfair Competition Law, and the California Elder Abuse Statute. Plaintiffs seek: (a) compensatory damages, costs, and, pre- and post-judgment interest; (b) with respect to their claim concerning Section 4226, a penalty in the amount of premiums paid by the plaintiffs and the putative class; and (c) injunctive relief and attorneys’ fees in connection with their statutory claims. Five other federal actions challenging the COI rate increase are also pending against Equitable Financial and have been coordinated with the Brach action for the purposes of pre-trial activities. They contain allegations similar to those in the Brach action as well as additional allegations for violations of various states’ consumer protection statutes and common law fraud. Three actions are also pending against Equitable Financial in New York state court. Equitable Financial is vigorously defending each of these matters.
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
Obligations under Funding Agreements
Federal Home Loan Bank of New York
As a member of the FHLBNY, Equitable Financial has access to collateralized borrowings. It also may issue funding agreements to the FHLBNY. Both the collateralized borrowings and funding agreements would require Equitable Financial to pledge qualified mortgage-backed assets and/or government securities as collateral. Equitable Financial issues short-term funding agreements to the FHLBNY and uses the funds for asset, liability, and cash management purposes. Equitable Financial issues long-term funding agreements to the FHLBNY and uses the funds for spread lending purposes.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Entering into FHLBNY membership, borrowings and funding agreements requires the ownership of FHLBNY stock and the pledge of assets as collateral. Equitable Financial has purchased FHLBNY stock of $313 million and pledged collateral with a carrying value of $8.6 billion, as of June 30, 2020.
Funding agreements are reported in Policyholders’ account balances in the consolidated balance sheets. For other instruments used for asset/liability and cash management purposes, see “Derivative and offsetting assets and liabilities” included in Note 4. The table below summarizes the Company’s activity of funding agreements with the FHLBNY.
Change in FHLBNY Funding Agreements during the Six Months Ended June 30, 2020

	Outstanding Balance at December 31, 2019	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Year	Outstanding Balance at June 30, 2020
	(in millions)
Short-term funding agreements:
Due in one year or less	$4,608	$22,950	$23,158	$490	$—	$4,890
Long-term funding agreements:
Due in years two through five	1,646	—	—	(490)	112	1,268
Due in more than five years	646	—	—	—	(112)	534
Total long-term funding agreements	2,292	—	—	(490)	—	1,802
Total funding agreements (1)	$6,900	$22,950	$23,158	$—	$—	$6,692
_____________
(1)The $8 million and $9 million difference between the funding agreements carrying value shown in fair value table for June 30, 2020 and December 31, 2019, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.
Credit Facilities
The Company has a $2.5 billion five-year senior unsecured revolving credit facility with a syndicate of banks. The revolving credit facility has a sub-limit of $1.5 billion for letters of credit issued to support the Company’s life insurance business reinsured by EQ AZ Life Re Company “EQ AZ Life Re” and to support the third-party GMxB variable annuity business retroceded to CS Life RE Company “CS Life RE”. As of June 30, 2020, $150 million and $620 million of undrawn letters of credit have been issued out of the $1.5 billion sub-limit for ACS Life and Equitable Financial, respectively, as beneficiaries. In addition to the letters of credit issued under the $2.5 billion revolving credit facility, as of June 30, 2020, $1.9 billion of undrawn letters of credit have been issued related to reinsurance assumed by EQ AZ Life Re from Equitable Financial and Equitable Financial Life Insurance Company of America “EFLOA”.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. At June 30, 2020, these arrangements include commitments by the Company to provide equity financing of $1.3 billion (including $226 million with affiliates) to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.
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
The Company had $17 million of undrawn letters of credit related to reinsurance at June 30, 2020. The Company had $481 million of commitments under existing mortgage loan agreements at June 30, 2020.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
15) BUSINESS SEGMENT INFORMATION
The Company has four reportable segments: Individual Retirement, Group Retirement, Investment Management and Research and Protection Solutions.
These segments reflect the manner by which the Company’s chief operating decision maker views and manages the business. A brief description of these segments follows:
•The Individual Retirement segment offers a diverse suite of variable annuity products which are primarily sold to affluent and high net worth individuals saving for retirement or seeking retirement income.
•The Group Retirement segment offers tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses.
•The Investment Management and Research segment provides diversified investment management, research and related solutions globally to a broad range of clients through three main client channels- Institutional, Retail and Private Wealth Management-and distributes its institutional research products and solutions through Bernstein Research Services.
•The Protection Solutions segment includes our life insurance and group employee benefits businesses. Our life insurance business offers a variety of variable universal life, universal life and term life products to help affluent and high net worth individuals, as well as small and medium-sized business owners, with their wealth protection, wealth transfer and corporate needs. Our group employee benefits business offers a suite of dental, vision, life, and short- and long-term disability and other insurance products to small and medium-size businesses across the United States.
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
Operating earnings is calculated by adjusting each segment’s Net income (loss) attributable to Holdings for the following items:
•Items related to variable annuity product features, which include: (i) certain changes in the fair value of the derivatives and other securities we use to hedge these features; (ii) the effect of benefit ratio unlock adjustments related to extraordinary economic conditions or events such as COVID-19; and (iii) changes in the fair value of the embedded derivatives reflected within variable annuity products’ net derivative results and the impact of these items on DAC amortization on our SCS product.
•Investment (gains) losses, which includes credit loss impairments of securities/investments, sales or disposals of securities/investments, realized capital gains/losses and valuation allowances;
•Net actuarial (gains) losses, which includes actuarial gains and losses as a result of differences between actual and expected experience on pension plan assets or projected benefit obligation during a given period related to pension, other postretirement benefit obligations, and the one-time impact of the settlement of the defined benefit obligation;
•Other adjustments, which includes restructuring costs related to severance, lease write-offs related to non-recurring restructuring activities, separation costs and impacts related to COVID-19; and
•Income tax expense (benefit) related to the above items and non-recurring tax items, which includes the effect of uncertain tax positions for a given audit period.
Revenues derived from any customer did not exceed 10% of revenues for the three and six months ended June 30, 2020 and 2019.
The table below presents Operating earnings (loss) by segment and Corporate and Other and a reconciliation to Net income (loss) attributable to Holdings for the three and six months ended June 30, 2020 and 2019, respectively:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Net income (loss) attributable to Holdings	$(4,028)	$363	$1,382	$(412)
Adjustments related to:
Variable annuity product features (1)	5,727	200	(1,134)	1,740
Investment (gains) losses	(169)	12	(173)	23
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	28	24	55	48
Other adjustments (2) (3)	91	89	725	129
Income tax expense (benefit) related to above adjustments (4)	(1,192)	(71)	111	(408)
Non-recurring tax items	2	(58)	8	(52)
Non-GAAP Operating Earnings	$459	$559	$974	$1,068

Operating earnings (loss) by segment:
Individual Retirement	$350	$359	$722	$729
Group Retirement	$90	$95	$196	$176
Investment Management and Research	$92	$80	$187	$157
Protection Solutions	$(12)	$106	$26	$155
Corporate and Other (5)	$(61)	$(81)	$(157)	$(149)
______________
(1)Includes COVID-19 impact on Variable annuity product features due to a first quarter 2020 assumption update of $1.5 billion and other COVID-19 related impacts of $35 million for the six months ended June 30, 2020.
(2)Includes COVID-19 impact on Other adjustments due to a first quarter 2020 assumption update of $988 million for the six months ended June 30, 2020 and other COVID-19 related impacts of $52 million and $103 million for the three and six months ended June 30, 2020.
(3)Include separation costs of $39 million, $58 million,$71 million and $82 million for the three and six months ended June 30, 2020 and 2019, respectively.
(4)Includes income taxes of $11 million and $545 million for the above COVID-19 items for the three and six months ended June 30, 2020.
(5)Includes interest expense and financing fees of $52 million, $59 million, $108 million and $111 million for the three and six months ended June 30, 2020 and 2019, respectively.
Segment revenues is a measure of the Company’s revenue by segment as adjusted to exclude certain items. The following table reconciles segment revenues to Total revenues by excluding the following items:
•Items related to variable annuity product features, which include certain changes in the fair value of the derivatives and other securities we use to hedge these features and changes in the fair value of the embedded derivatives reflected within the net derivative results of variable annuity product features;
•Investment (gains) losses, which includes credit loss impairments of securities/investments, sales or disposals of securities/investments, realized capital gains/losses and valuation allowances;
•Other adjustments, which includes investment income (loss) from certain derivative instruments, excluding derivative instruments used to hedge risks associated with interest margins on interest sensitive life and annuity contracts and freestanding and embedded derivatives associated with products with GMxB features.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The table below presents segment revenues for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Segment revenues:
Individual Retirement (1)	$809	$1,073	$2,290	$2,080
Group Retirement (1)	246	267	528	518
Investment Management and Research (2)	844	848	1,751	1,628
Protection Solutions (1)	730	843	1,589	1,674
Corporate and Other (1)	283	300	582	612
Adjustments related to:
Variable annuity product features	(5,678)	(161)	2,661	(1,639)
Investment gains (losses), net	169	(12)	173	(23)
Other adjustments to segment revenues (3)	67	2	489	24
Total revenues	$(2,530)	$3,160	$10,063	$4,874
______________
(1)Includes investment expenses charged by AB of $17 million, $21 million, $35 million and $39 million for the three and six months ended June 30, 2020 and 2019, respectively, for services provided to the Company.
(2)Inter-segment investment management and other fees of $27 million, $26 million, $54 million and $51 million for the three and six months ended June 30, 2020 and 2019, respectively, are included in segment revenues of the Investment Management and Research segment.
(3)Includes COVID-19 impact on other adjustments due to an assumption update of $46 million for the six months ended June 30, 2020 and other COVID-19 related impacts of $21 million and $(30) million for the three and six months ended June 30, 2020.
The table below presents Total assets by segment as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(in millions)
Total assets by segment:
Individual Retirement	$125,169	$123,626
Group Retirement	44,895	43,588
Investment Management and Research	10,812	10,170
Protection Solutions	45,762	46,886
Corporate and Other	27,472	25,600
Total assets	$254,110	$249,870

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Weighted-average common shares outstanding:
Weighted-average common shares outstanding — basic	450.4	491.1	455.8	504.5
Effect of dilutive potential common shares:
Employee share awards (1)	—	0.8	1.4	—
Weighted-average common shares outstanding — diluted (2) (3)	450.4	491.9	457.1	504.5

Net income (loss):
Net income (loss)	(3,942)	430	1,505	$(279)
Less: Net income (loss) attributable to the noncontrolling interest	86	67	123	133
Net income (loss) attributable to Holdings	(4,028)	363	1,382	(412)
Less: Preferred stock dividends	10	—	23	—
Net income (loss) available to Holdings’ common shareholders	(4,038)	363	1,359	(412)

Earnings per common share:
Basic	$(8.96)	$0.74	$2.98	$(0.82)
Diluted	$(8.96)	$0.74	$2.97	$(0.82)
_____________
(1)Calculated using the treasury stock method.
(2)Due to net loss for the three months ended June 30, 2020 and six months ended June 30, 2019, approximately 1.0 million and 0.6 million more shares, respectively, were excluded from the diluted earnings per common share calculation than would have been excluded as being anti-dilutive under the treasury stock method.
(3)Weighted-average common shares outstanding - diluted may not foot precisely due to rounding.
For the three and six months ended June 30, 2020 and 2019, 8.3 million, 8.0 million, 4.2 million and 6.1 million of outstanding stock awards, respectively, were not included in the computation of diluted earnings per share because their effect was anti-dilutive.
17)  SUBSEQUENT EVENTS
Funding Agreement-Backed Notes Program
Pursuant to a funding agreement-backed notes program, Equitable Financial may issue funding agreements to a Delaware special purpose statutory trust (the “Trust”) in exchange for the proceeds from issuances of fixed and floating rate medium-term marketable notes issued by the Trust from time to time (the “Trust notes”). The funding agreements have matching interest and maturity payment terms to the applicable Trust notes. The maximum aggregate principal amount of Trust notes permitted to be outstanding at any one time is $5 billion.
Effective July 7, 2020, Equitable Financial issued a $650 million funding agreement to the Trust. The funding agreement has a fixed interest rate of 1.4% per annum and will mature on July 7, 2025. Funding agreements issued to the Trust will be reported in Policyholders’ account balances in the consolidated balance sheets in subsequent periods.
Dividends Declared
On July 31, 2020, the Company declared a quarterly cash dividend of $0.17 per share of common stock. The dividend on the common stock will be payable August 18, 2020 to shareholders of record at the close of business on August 11, 2020.
On July 31, 2020, the Company declared a cash dividend of $328.125 per share on the Company’s Series A 5.25% Non-Cumulative Perpetual Preferred Stock, with a liquidation preference of $25,000 per share, which are represented by depositary shares, each representing a 1/1,000th interest in a share of preferred stock, holders of which will receive $0.328125 per depositary share. The dividend will be payable on September 15, 2020 to holders of record as of September 4, 2020.

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
COVID-19 Impact
During the first half of 2020 and, in particular, the second quarter of 2020, the COVID-19 pandemic negatively impacted the U.S. and global economies. Capital markets continued to experience significant volatility and unemployment levels rose dramatically. In addition, many businesses and schools remained closed or were ordered to close and many states and local communities instituted or maintained social distancing and sheltering in place requirements. It remains unclear whether states and municipalities across the U.S. will be able to safely re-open schools in several weeks given the spread of the virus. The COVID-19 pandemic is rapidly evolving in the U.S. and while certain cities and/or states are beginning the process of re-opening, others are pausing re-opening plans due to dramatic surges in COVID-19 cases. It is expected that the effects from the pandemic are likely to persist for months to come. Governments around the world continued to implement economic stimulus measures that are intended to steady businesses and consumers until economic activity and financial markets meaningfully recover. The timing and magnitude of any such recovery, however, remains uncertain.
As a financial services company, factors such as the volatility and strength of equity markets, interest rates, consumer spending, and government debt and spending all affect the business and economic environment and, ultimately, the amount and profitability of our business. During the current economic downturn, the demand for our products and services and our investment returns could be materially and adversely affected. In addition, the growing number of COVID-19 related deaths could have an adverse effect on our insurance business due to increased mortality and, in certain cases, morbidity rates.
To date, COVID-related impacts, including adverse mortality experience, have been manageable and below initial expectations. In response to the current environment, we are adapting our processes to meet client needs. For example, we have modified our underwriting policies to offer a fluid-less, touchless process to help more clients access the protection they need. In addition, we have accelerated our digital adoption programs, leading to improved outcomes for clients, advisors, and the company. With schools closed and an uncertain outlook on reopening, we have developed digital tools and enhanced our remote engagement with our educator clients, which is resulting in improved retention and increases in retirement plan contributions.
Action taken by state insurance departments, including the NYDFS, to require insurers to offer flexible premium payment plans, relax payment dates, waive late fees and penalties in order to avoid canceling or non-renewing polices may negatively affect our results of operations. Additionally, the profitability of many of our retirement, protection and investment products depends in part on the value of the AUM supporting them, which has declined and may continue to decline substantially depending on any of the foregoing conditions. The ongoing economic impact and the potential for continued volatility and declines in the capital markets could have a significant adverse effect on our business, results of operations and financial condition, particularly if economic activity and financial markets do not recover or recover slowly.
While the COVID-19 pandemic significantly affected the capital markets and economy, we believe the actions we have previously taken help assure that our economic balance sheet is protected from interest rate and equity declines. These actions include redesigning our product portfolio to concentrate on offering less capital intensive products and implementing a hedging strategy that manages and protects against the economic risks associated with our in-force GMxB products. In addition to our hedging strategy, we employ various other methods to manage the risks of our in-force variable annuity products, including asset-liability matching, volatility management tools within the Separate Accounts and an active in-force management program, including buyout offers for certain products. Our General Account was impacted both from declining interest rates, which had a positive effect on fair value, and sharply increased credit spreads, which had a negative impact on fair value. Due to the General Account’s exposure to U.S. government bonds and credit quality of the portfolio, we feel that our balance sheet is well positioned to withstand the extreme volatility in the capital markets.
In light of the unprecedented decline in long-term interest rates in the first quarter of 2020, we updated our long-term GAAP interest rate assumption to grade from current rates over 10-years to the 5-year historical average (currently 2.25%). For additional information, see “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes.”
Operationally, we acted quickly and implemented our risk management and contingency plans as the COVID-19 pandemic evolved. For example, among other things, we implemented travel restrictions, imposed self-quarantine requirements for employees and advisors who were exposed to someone who tested positive or had traveled to certain countries with active COVID-19 outbreaks and, finally, we temporarily closed our corporate locations and advisor branch offices. As a result, most of our employee and advisors are currently working remotely. The remote working arrangement has detracted from the ability of our advisors to sell our products in the normal course and, as a result, the demand for our products and services has been adversely impacted and going forward could decline further as the pandemic persists. We are also mindful that an extended period of remote work arrangements could strain our business continuity plans, introduce additional operational risk, including cybersecurity and privacy risks, and impair our ability to effectively manage our business.
While the COVID-19 pandemic has negatively impacted our business and financial results, the extent and nature of its full financial impact cannot reasonably be estimated at this time due to the uncertainty as to the severity and duration of the pandemic. For additional information regarding the potential impacts of the COVID-19 pandemic, see “Risk Factors—The novel coronavirus (COVID-19) pandemic has adversely impacted our business and could materially adversely affect our business, results of operation or financial condition in the future.”
Revenues
Our revenues come from three principal sources:
•fee income derived from our retirement and protection products and our investment management and research services;
•premiums from our traditional life insurance and annuity products; and
•investment income from our General Account investment portfolio.
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
Benefits and Other Deductions
Our primary expenses are:
•policyholders’ benefits and interest credited to policyholders’ account balances;

•sales commissions and compensation paid to intermediaries and advisors that distribute our products and services; and
•compensation and benefits provided to our employees and other operating expenses.
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
Net Income Volatility
We have offered and continue to offer variable annuity products with GMxB features. The future claims exposure on these features is sensitive to movements in the equity markets and interest rates. Accordingly, we have implemented hedging and reinsurance programs designed to mitigate the economic exposure to us from these features due to equity market and interest rate movements. Changes in the values of the derivatives associated with these programs due to equity market and interest rate movements are recognized in the periods in which they occur while corresponding changes in offsetting liabilities not measured at fair value are recognized over time. This results in net income volatility as further described below. See “—Significant Factors Impacting Our Results—Impact of Hedging and GMIB Reinsurance on Results.”
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
•Variable annuity hedging programs. We use a dynamic hedging program (within this program, generally, we reevaluate our economic exposure at least daily and rebalance our hedge positions accordingly) to mitigate certain risks associated with the GMxB features that are embedded in our liabilities for our variable annuity products. This program utilizes various derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in GMxB features’ exposures attributable to movements in the equity markets and interest rates. Although this program is designed to provide a measure of economic protection against the impact of adverse market conditions, it does not qualify for hedge accounting treatment. Accordingly, changes in value of the derivatives will be recognized in the period in which they occur with offsetting changes in reserves partially recognized in the current period, resulting in net income volatility. In addition to our dynamic hedging program, we have a hedging program using static hedge positions (derivative positions intended to be held to maturity with less frequent re-balancing) to protect our statutory capital against stress scenarios. This program in addition to our dynamic hedge program has increased the size of our derivative positions, resulting in an increase in net income volatility. The impacts are most pronounced for variable annuity products in our Individual Retirement segment.
•GMIB reinsurance contracts. Historically, GMIB reinsurance contracts were used to cede to non-affiliated reinsurers a portion of our exposure to variable annuity products that offer a GMIB feature. We account for the GMIB reinsurance contracts as derivatives and report them at fair value. Gross GMIB reserves are calculated on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts. Accordingly, our gross reserves will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital market or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts. Because changes in the fair value of the GMIB reinsurance contracts are recorded in the period in which they occur and a majority of the changes in gross reserves for GMIB are recognized over time, net income will be more volatile.
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
Most of the variable annuity products, variable universal life insurance and universal life insurance products we offer maintain policyholder deposits that are reported as liabilities and classified within either Separate Accounts liabilities or policyholder account balances. Our products and riders also impact liabilities for future policyholder benefits and unearned revenues and assets for DAC and DSI. The valuation of these assets and liabilities (other than deposits) are based on differing accounting methods depending on the product, each of which requires numerous assumptions and considerable judgment. The accounting guidance applied in the valuation of these assets and liabilities includes, but is not limited to, the following: (i) traditional life insurance products for which assumptions are locked in at inception; (ii) universal life insurance and variable life insurance secondary guarantees for which benefit liabilities are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments; (iii) certain product guarantees for which benefit liabilities are accrued over the life of the contract in proportion to actual and future expected policy assessments; and (iv) certain product guarantees reported as embedded derivatives at fair value.
For further details of our accounting policies and related judgments pertaining to assumption updates, see Note 2  to the Notes to the Company’s consolidated financial statements and “-Summary of Critical Accounting Estimates -Liability for Future Policy Benefits” included in the 2019 Form 10-K.
Assumption Updates and Model Changes
We conduct our annual review of our assumptions and models during the third quarter of each year. However, we update our assumptions as needed in the event we become aware of economic conditions or events that could require a change in our assumptions that we believe may have a significant impact to the carrying value of product liabilities and assets and consequently materially impact our earnings in the period of the change.
In the first quarter of 2020, due to the extraordinary economic conditions driven by the COVID-19 pandemic, we updated our interest rate assumption to grade from the current interest rate environment to an ultimate five-year historical average over a 10-year period. As such, the 10-year U.S. Treasury yield grades from the current level to an ultimate 5-year average of 2.25%. We determined that no assumption updates were necessary in the second quarter of 2020.
The low interest rate environment and update to the interest rate assumption caused a loss recognition event for our life interest-sensitive products, as well as to certain run-off business included in Corporate and Other. This loss recognition event caused an acceleration of DAC amortization on our life interest-sensitive products and an increase in the premium deficiency reserve on the run-off business in the first quarter of 2020.
Impact of Assumption Updates and Model Changes on Income from Continuing Operations before income taxes and Net income (loss)
The table below presents the impact of our actuarial assumption update during the three and six months ended June 30, 2020 to our Income (loss) from continuing operations, before income taxes and Net income (loss):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(in millions)
Impact of assumption update on Net income (loss):
Variable annuity product features related assumption update	$—	$(1,468)
Assumption updates for other business	—	(988)
Impact of assumption updates on Income (loss) from continuing operations, before income tax	—	(2,456)
Income tax (expense) benefit on assumption update	—	516
Net income (loss) impact of assumption update	$—	$(1,940)
2020 Assumption Update
The impact of the economic assumption update in the first six months of 2020 was a decrease of $2.5 billion to Income (loss) from continuing operations, before income taxes and a decrease to Net income (loss) of $1.9 billion.
The net impact of this assumption update on Income (loss) from continuing operations, before income taxes of $2.5 billion consisted of an increase in Policyholders’ benefits of $1.4 billion, an increase in the Amortization of DAC of $1.1 billion, an increase in Policy charges and fee income of $46 million and a decrease in Interest credited to policyholders’ account balances of $6 million.
Impact of Assumption Update and COVID-19 Impacts on Pre-tax Non-GAAP Operating Earnings
The unprecedented and rapid spread of COVID-19 and the related restrictions and social distancing measures implemented throughout the world have caused severe, lasting turmoil in the financial markets during the first six months of 2020.
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
The table below presents the impact of COVID-19 related impacts on Income (loss) from continuing operations, before income taxes during the three and six months ended June 30, 2020 by segment and Corporate and Other, and the COVID-19-related adjustments included in the reconciliation of Net Income (loss) attributable to Holdings to Non-GAAP Operating Earnings:

	Three Months Ended June 30, 2020
	COVID-19 Impacts
	Interest Rate Assumption Update	Impacts other than Interest Rate Assumption Update (1)	Total
	(in millions)
Net income (loss) from continuing operations, before income taxes by Segment and Corporate and Other:
Individual Retirement	$—	$1	$1
Group Retirement	—	(3)	(3)
Protection Solutions	—	(60)	(60)
Corporate and Other	—	10	10
Net income (loss) from continuing operations, before income taxes	$—	$(52)	$(52)

	Three Months Ended June 30, 2020
	COVID-19 Impacts
	Interest Rate Assumption Update	Impacts other than Interest Rate Assumption Update (1)	Total
	(in millions)
COVID-19-related adjustments included in Reconciliation of Net income (loss) attributable to Holdings to Non-GAAP Operating Earnings:
Variable annuities product features	—	—	—
Other adjustments	—	(52)	(52)
Net income (loss) from continuing operations, before income taxes	$—	$(52)	$(52)
_______________
(1) Includes adjustments to Non-GAAP Operating Earnings primarily due to non-variable annuity hedging impacts resulting from unprecedented volatility in equity markets and accelerated amortization of DAC due to continued loss recognition resulting from first quarter 2020 interest rate assumption update.

	Six Months Ended June 30, 2020
	COVID-19 Impacts
	Interest Rate Assumption Update	Impacts other than Interest Rate Assumption Update (1)	Total
	(in millions)
Net income (loss) from continuing operations, before income taxes by Segment and Corporate and Other:
Individual Retirement	(1,417)	$(43)	$(1,460)
Group Retirement	(51)	—	(51)
Protection Solutions	(955)	(92)	(1,047)
Corporate and Other	(33)	(3)	(36)
Net income (loss) from continuing operations, before income taxes	$(2,456)	$(138)	$(2,594)

COVID-19-related adjustments included in Reconciliation of Net income (loss) attributable to Holdings to Non-GAAP Operating Earnings:
Variable annuities product features	(1,468)	(35)	(1,503)
Other adjustments	(988)	(103)	(1,091)
Net income (loss) from continuing operations, before income taxes	$(2,456)	$(138)	$(2,594)
_______________
(1) Includes adjustments to Non-GAAP Operating Earnings primarily due to non-variable annuity hedging impacts resulting from unprecedented volatility in equity markets and accelerated amortization of DAC due to continued loss recognition resulting from first quarter 2020 interest rate assumption update.
Adjustments related to the Individual Retirement and Group Retirement segments are primarily included in the “Variable annuities product features” in the reconciliation of Net income (loss) attributable to Holdings to Non-GAAP Operating Earnings. All other adjustments are included in “Other”. This impact has been more than offset by hedging gains.
2020 Model Changes
In the first quarter of 2020, we adopted a new economic scenario generator to calculate the fair value of the GMIB reinsurance contract asset and GMxB derivative features liability, eliminating reliance on AXA Group for scenario production. The new economic scenario generator allows for a tighter calibration of U.S. indices, better reflecting our actual portfolio. The net impact of the new economic scenario generator resulted in an increase in Income (loss) from continuing operations, before income taxes of $201 million, and an increase to Net Income (loss) of $159 million.

Macroeconomic and Industry Trends
Our business and consolidated results of operations are significantly affected by economic conditions and consumer confidence, conditions in the global capital markets and the interest rate environment.
Financial and Economic Environment
During the second quarter, the COVID-19 pandemic continued to adversely affect capital markets. As the pandemic evolved during the quarter, equity markets experienced significant volatility, interest rates continued to drop to historical lows, and many state and local governments maintained or instituted orders for non-essential businesses to close and residents to shelter in place. This resulted in an unprecedented slow-down in economic activity, a related dramatic increase in unemployment and fears of a global recession. Stressed conditions, volatility and disruptions in the capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors. An increase in market volatility could continue to affect our business, including through effects on the yields we earn on invested assets, changes in required reserves and capital and fluctuations in the value of our AUM, AV or AUA from which we derive our fee income. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation and levels of global trade.
The potential for increased volatility, coupled with prevailing interest rates continuing to fall and/or remaining below historical averages, could pressure sales and reduce demand for our products as consumers consider purchasing alternative products to meet their objectives. In addition, this environment could make it difficult to consistently develop products that are attractive to customers. Financial performance can be adversely affected by market volatility and equity market declines as fees driven by AV and AUM fluctuate, hedging costs increase and revenues decline due to reduced sales and increased outflows.
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
Interest Rate Environment
We believe the interest rate environment will continue to impact our business and financial performance in the future for several reasons, including the following:
•Certain of our variable annuity and life insurance products pay guaranteed minimum interest crediting rates. We are required to pay these guaranteed minimum rates even if earnings on our investment portfolio decline, with the resulting investment margin compression negatively impacting earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates longer (lower lapse rates) in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio should positively impact earnings. Similarly, we expect policyholders would be less likely to hold policies with existing guaranteed rates (higher lapse rates) as interest rates rise.
•A prolonged low interest rate environment also may subject us to increased hedging costs or an increase in the amount of statutory reserves that our insurance subsidiaries are required to hold for GMxB features, lowering their statutory surplus, which would adversely affect their ability to pay dividends to us. In addition, it may also increase the perceived value of GMxB features to our policyholders, which in turn may lead to a higher rate of annuitization and higher persistency of those products over time. Finally, low interest rates may continue to cause an acceleration of DAC amortization or reserve increase due to loss recognition for interest sensitive products, primarily for our Protection Solutions segment.
For a discussion on derivatives we used to hedge interest rates, see Note 4 of the Notes to the Consolidated Financial Statements in this Form 10-Q.
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
•COVID-19 Impact. In March 2020, in connection with the COVID-19 pandemic, many U.S. state insurance regulators began issuing bulletins, directives and guidance encouraging, requesting or directing licensed life insurance companies to implement life insurance policy measures such as: providing grace periods to policyholders for the payment of insurance premiums and forbearing on the cancellation or non-renewal of life insurance policies due to non-payment of premium. In addition, some states’ governors have issued emergency orders and state insurance commissioners have promulgated emergency regulations requiring such actions. For example, the NYDFS, which is the domiciliary regulator of our principal insurance subsidiary, Equitable Financial, promulgated emergency regulations requiring insurance company actions with respect to many lines of insurance. Among other requirements, these emergency measures temporarily required New York licensed life insurers to extend the grace period for the payment of premiums and fees to 90 days for any life policyholder or group certificate holder facing financial hardship as a result of the COVID-19 pandemic. In addition, licensed life insurers were required to provide 90 days to exercise rights or benefits for a policyholder who was unable timely to exercise such rights as a result of the COVID-19 pandemic. New York licensed insurers were prohibited from imposing any late fees or reporting such policyholder to a credit reporting agency or debt collection agency in the event of a policyholder’s failure to timely pay premium and were required to permit policyholders who did not make a premium payment due to financial hardship as a result of the COVID-19 pandemic to pay the premium over a 12-month period. These measures expired on July 6, 2020, however we cannot predict what future orders or regulations, if any, will be implemented as a result of the ongoing COVID-19 pandemic.
•Variable Annuity Capital Standards. In 2015, the NAIC Financial Condition (E) Committee established a working group to study and address, as appropriate, regulatory issues resulting from variable annuity captive reinsurance transactions, including reforms that would improve the current statutory reserve and RBC framework for insurance companies that sell variable annuity products. In August 2018, the NAIC adopted the new framework developed and proposed by this working group. Following its referral to various NAIC committees to develop the full implementation details, the new framework became operational in January 2020. Among other changes, the new framework includes new prescriptions for reflecting hedge effectiveness, investment returns, interest rates, mortality and policyholder behavior in calculating statutory reserves and RBC. Once effective, it is expected to materially change the level of variable annuity reserves and RBC requirements as well as their sensitivity to capital markets including interest rate, equity markets, volatility and credit spreads. Overall, we believe the NAIC reform has moved variable annuity capital standards towards an economic framework and is consistent with how we manage our business. The Company adopted the NAIC reserve and capital framework for the year ended December 31, 2019.
•On February 26, 2020 the NYDFS adopted amendments to Regulation 213 that differ from the NAIC variable annuity reserve and capital framework. These amendments will not materially affect the Company’s GAAP financial condition, results of operations or stockholders’ equity.  However,  Regulation 213, as amended, absent management action, will require our principal insurance subsidiary, Equitable Financial, to carry statutory basis reserves for its variable annuity contract obligations equal to the greater of those required under (i) the NAIC standard or (ii) a revised version of the NYDFS requirement in effect prior to the adoption of the amendment for contracts issued prior to January 1, 2020, and for policies issued after that date a new standard that we believe is more conservative than the NAIC standard.  Absent management action, we believe that the adoption of the amendments will materially increase the statutory basis reserves that Equitable Financial will be required to carry and, will materially and adversely affect the capacity of Equitable Financial to distribute dividends to the Company beyond 2020.  As a holding company, we rely on dividends and other payments from our subsidiaries and, accordingly, any material limitation on Equitable Financial’s dividend capacity could materially affect our ability to return capital to stockholders through dividends and stock repurchases.  The Company is considering management actions to mitigate the impact of Regulation 213. These actions could include seeking further amendment of Regulation 213 or exemptive relief therefrom to make the regulation’s application to Equitable Financial more consistent with the NAIC reserve and capital framework, as well as changing our underwriting practices to emphasize issuing variable annuity products out of subsidiaries which are not domiciled in New York, increasing the use of reinsurance and other corporate transactions intended to reduce the impact of the regulation.  There can be no assurance that any management action individually or collectively will fully mitigate the impact of Regulation 213. Other state insurance regulators may also propose and adopt standards different from the NAIC framework.
•DOL Fiduciary Rule and “Best Interest” PTEs. In the wake of the March 2018 federal appeals court decision to vacate the DOL Fiduciary Rule, the DOL announced that it planned to issue revised fiduciary investment advice regulations. In June 2020, the DOL proposed a “best interest” prohibited transaction exemption (“PTE”) for investment advice fiduciaries under ERISA. The proposal restores the five-part test for determining fiduciary status that was in effect prior to the DOL Fiduciary Rule, although the scope of the PTE now extends to rollover transactions if they constitute “investment advice” under the five-part test. If fiduciary status is triggered, the PTE prescribes a set of impartial conduct standards and disclosure obligations that are intended to be consistent with the SEC’s Regulation Best Interest. We are currently assessing the proposed PTE to determine the impact it may have on our business.
•Other “Best Interest” Standards of Conduct. Following the decision to vacate the DOL Fiduciary Rule in 2018, the NAIC adopted, and state regulators either have adopted or are currently considering whether to apply, an impartial conduct or fiduciary standard to recommendations made in connection with certain annuities and, in one case, to life insurance policies. For example, the NAIC has amended its Suitability in Annuity Transactions Model Regulation to apply a best interest of the consumer standard to insurance producers’ annuity recommendations and require that insurers supervise such recommendations. To date, the amended regulation has been adopted in Iowa and Arizona. In July 2018, the NYDFS issued a final version of Regulation 187 that adopts a “best interest” standard for recommendations regarding the sale of life insurance and annuity products in New York. Regulation 187 took effect on August 1, 2019 with respect to annuity sales and took effect on February 1, 2020 for life insurance sales and is applicable to sales of life insurance and annuity products in New York. We have developed our compliance framework for Regulation 187 with respect to annuity sales as well as our life insurance business. In addition, state regulators and legislatures in Nevada, New Jersey and Maryland have proposed measures that would make broker-dealers, sales agents, and investment advisers and their representatives subject to a fiduciary duty when providing products and services to customers, including pension plans and IRAs. Massachusetts has adopted such a regulation applying a fiduciary duty standard to broker-dealers and their agents, but it does not apply to insurance product sales, including variable annuities. Beyond the New York regulation, the likelihood of enactment of any such state-based regulation is uncertain at this time, but if implemented, these regulations could have adverse effects on our business and consolidated results of operations.
•Regulation Best Interest. In June 2019, the SEC released a set of rules that, among other things, enhance the existing standard of conduct for broker-dealers to require them to act in the best interest of their retail customers (“Regulation Best Interest”); clarify the nature of the fiduciary obligations owed by registered investment advisers to their clients; impose new disclosure requirements aimed at ensuring investors understand the nature of their relationship with their investment professionals; and restrict certain broker-dealers and their financial professionals from using the terms “adviser” or “advisor”. The effective date for compliance with these rules was June 30, 2020. Investment advisers to retail clients as well as broker-dealers serving retail customers are now required to deliver to retail clients and customers and file with the SEC the new Form CRS, which provides disclosures about its standard of conduct and conflicts of interest. The intent of these rules is to impose on broker-dealers an enhanced duty of care to their customers similar to that which applies to investment advisers under existing law and to require both broker-dealers and investment advisers to provide enhanced disclosure regarding the nature of their services to retail clients and customers and associated conflicts of interest. We have developed systems and processes and put in place policies and procedures to ensure that we are in compliance with Regulation Best Interest. Meanwhile, two lawsuits, one by seven states and the District of Columbia and the other by private firms, which were filed in September 2019 and sought to vacate Regulation Best Interest, were dismissed by the U.S. Second Circuit Court of Appeals in June 2020, and the plaintiffs have not yet announced whether they intend appeal to the U.S. Supreme Court. In addition, FINRA is also currently focusing on examining compliance efforts by broker-dealers with Regulation Best Interest.
•Derivatives Regulation. The amount of collateral we are required to pledge and the expenses we incur under our derivatives transactions are expected to increase as a result of the requirement to pledge initial margin for non-centrally cleared derivative transactions (“OTC” derivatives) entered into after the phase-in period, which will become applicable to us in September 2021 as a result of adoption by the Office of the Comptroller of the Currency, the Federal Reserve Board, the FDIC, the Farm Credit Administration, and the Federal Housing Finance Agency and the Commodity Futures Trading Commission of final margin requirements for OTC derivatives. Also, the SEC has finalized and adopted the final set of rules related to security-based swaps, which triggers the compliance date for security-based swap entities registration and compliance with previously adopted rules regarding margin, capital, segregation, recordkeeping and reporting and business conduct for security-based swaps. The rules became effective on April 6, 2020. The compliance date for registration of (i) security-based swap dealers that incur a registration obligation as a result of meeting certain thresholds to be set by the SEC on August 6, 2021 will be November 1, 2021 and (ii) major security-based swap participants that incur a registration obligation as a result of security-based swap activities in their quarter ending September 30, 2021 will be December 1, 2021. We continue to monitor developments and are evaluating the potential effect these rules might have on our business.

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
Impact of the Tax Cut and Jobs Act
In December 2017, Tax Cut and Jobs Act (“TCJA”) was signed into law. The TCJA reduced the federal corporate income tax rate to 21% and repealed the corporate AMT while keeping existing AMT credits. It also contained measures affecting our insurance companies, including changes to the DRD, insurance reserves and tax DAC, and measures affecting our international operations. As a result of the TCJA, our Net Income and Non-GAAP Operating Earnings has improved and the tax liability on the earnings of our foreign subsidiaries has decreased.
In August 2018, the NAIC adopted changes to the RBC calculation, including the C-3 Phase II Total Asset Requirement for variable annuities, to reflect the 21% corporate income tax rate in RBC, which resulted in a reduction to our Combined RBC Ratio.
Overall, the TCJA had a net positive economic impact on us, and we continue to monitor regulations related to this reform.
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
We estimate that the aggregate amount of the one-time expenses described above will be approximately $700 million. Through June 30, 2020, a total of $603 million has been incurred, of which $39 million, $58 million, $71 million and $82 million was incurred in the three and six months ended June 30, 2020 and 2019, respectively.
Productivity Strategies
Retirement and Protection Businesses
We continue to build upon our productivity improvements through which we delivered more than $350 million in efficiency improvements from 2012 through 2017. Our productivity strategy includes several initiatives, including relocating some of our real estate footprint away from the New York metropolitan area, replacing or updating less efficient legacy technology infrastructure and expanding existing outsourcing arrangements, which we believe will reduce costs and improve productivity.
We anticipate that the savings from these initiatives will offset any incremental ongoing expenses that we incur as a standalone company, and we expect these initiatives to improve our operating leverage, increasing our Non-GAAP Operating Earnings by approximately $75 million pre-tax per annum by the end of 2020 since the date of our IPO.

Investment Management and Research Business
AB has announced that it will establish its corporate headquarters in and relocate approximately 1,250 jobs located in the New York metro area to Nashville, Tennessee. Beginning in 2025, AB estimates ongoing annual expense savings of approximately $75 million to $80 million which will result from a combination of occupancy and compensation-related savings.
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
Non-GAAP Operating Earnings equals our consolidated after-tax net income attributable to Holdings adjusted to eliminate the impact of the following items:
•Items related to variable annuity product features, which include: (i) certain changes in the fair value of the derivatives and other securities we use to hedge these features; (ii) the effect of benefit ratio unlock adjustments related to extraordinary economic conditions or events such as COVID-19; and (iii) changes in the fair value of the embedded derivatives reflected within variable annuity products’ net derivative results and the impact of these items on DAC amortization on our SCS product.
•Investment (gains) losses, which includes credit loss impairments of securities/investments, sales or disposals of securities/investments, realized capital gains/losses and valuation allowances;
•Net actuarial (gains) losses, which includes actuarial gains and losses as a result of differences between actual and expected experience on pension plan assets or projected benefit obligation during a given period related to pension, other postretirement benefit obligations, and the one-time impact of the settlement of the defined benefit obligation;
•Other adjustments, which includes restructuring costs related to severance, lease write-offs related to non-recurring restructuring activities, separation costs and impacts related to COVID-19; and
•Income tax expense (benefit) related to the above items and non-recurring tax items, which includes the effect of uncertain tax positions for a given audit period.
Because Non-GAAP Operating Earnings excludes the foregoing items that can be distortive or unpredictable, management believes that this measure enhances the understanding of the Company’s underlying drivers of profitability and trends in our business, thereby allowing management to make decisions that will positively impact our business.

We use the prevailing corporate federal income tax rate of 21% while taking into account any non-recurring differences for events recognized differently in our financial statements and federal income tax returns as well as partnership income taxed at lower rates when reconciling Net income (loss) attributable to Holdings to Non-GAAP Operating Earnings.
The table below presents a reconciliation of Net income (loss) attributable to Holdings to Non-GAAP Operating Earnings for the six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Net income (loss) attributable to Holdings	$(4,028)	$363	$1,382	$(412)
Adjustments related to:
Variable annuity product features (1)	5,727	200	(1,134)	1,740
Investment (gains) losses	(169)	12	(173)	23
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	28	24	55	48
Other adjustments (2) (3)	91	89	725	129
Income tax expense (benefit) related to above adjustments (4)	(1,192)	(71)	111	(408)
Non-recurring tax items	2	(58)	8	(52)
Non-GAAP Operating Earnings	$459	$559	$974	$1,068
______________
(1)Includes COVID-19 impact on Variable annuity product features due to a first quarter 2020 assumption update of $1.5 billion and other COVID-19 related impacts of $35 million for the six months ended June 30, 2020.
(2)Includes COVID-19 impact on Other adjustments due to a first quarter 2020 assumption update of $1.0 billion for the six months ended June 30, 2020 and other COVID-19 related impacts of $52 million and $103 million for the three and six months ended June 30, 2020.
(3)Includes separation costs of $39 million, $58 million, $71 million and $82 million for the three and six months ended June 30, 2020 and 2019, respectively.
(4)Includes income taxes of $(11) million and $(545) million for the above related COVID-19 items for the three and six months ended June 30, 2020.
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
The following table presents Return on Average equity attributable to Holdings’ common shareholders, excluding AOCI and Non-GAAP Operating ROE for the trailing twelve months ended June 30, 2020.

Trailing Twelve Months Ended June 30, 2020
(in millions)
Net income (loss) available to Holdings’ common shareholders	$38
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$13,825
Return on average equity attributable to Holdings’ common shareholders, excluding AOCI	0.3%

Non-GAAP Operating Earnings available to Holdings’ common shareholders	$2,280
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$13,825
Non-GAAP Operating ROE	16.5%

The following table presents Non-GAAP Operating ROC by segment for our Individual Retirement, Group Retirement and Protection Solutions segments for the trailing twelve months ended June 30, 2020.

	Trailing Twelve Months Ended June 30, 2020
	Individual Retirement	Group Retirement	Protection Solutions
	(in millions)
Operating earnings	$1,570	$410	$267
Average capital (1)	$7,008	$1,204	$2,654
Non-GAAP Operating ROC	22.4%	34.1%	10.0%
______________
(1)For average capital amounts by segment, capital components pertaining directly to specific segments such as DAC along with targeted capital are directly attributed to these segments. Targeted capital for each segment is established using assumptions supporting statutory capital adequacy levels, reflecting the newly adopted NAIC RBC framework the company as of year end 2019.
Non-GAAP Operating Earnings Per Common Share
Non-GAAP Operating Earnings per common share (“Non-GAAP Operating EPS”) is calculated by dividing Non-GAAP Operating Earnings by diluted common shares outstanding. The following table sets forth Non-GAAP Operating EPS for the six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(per share amounts)
Net income (loss) attributable to Holdings (1)	$(8.94)	$0.74	$3.02	$(0.82)
Less: Preferred stock dividends	0.02	—	0.05	—
Net income (loss) available to Holdings’ common shareholders	(8.96)	0.74	2.97	(0.82)
Adjustments related to:
Variable annuity product features (2)	12.71	0.41	(2.48)	3.44
Investment (gains) losses	(0.38)	0.02	(0.38)	0.05
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	0.06	0.05	0.12	0.10
Other adjustments (3) (4)	0.22	0.18	1.59	0.25
Income tax expense (benefit) related to above adjustments (5)	(2.65)	(0.14)	0.24	(0.81)
Non-recurring tax items	—	(0.12)	0.02	(0.10)
Non-GAAP Operating Earnings per common share	$1.00	$1.14	$2.08	$2.11
______________
(1)Due to reporting a net loss for the three months ended June 30, 2020 and six months ended June 30, 2019, basic shares was used in the diluted earnings per common share calculation as the use of diluted shares would have resulted in a lower loss per share.
(2)Includes COVID-19 impact on Variable annuity product features due to a first quarter 2020 assumption update of $3.21 and other COVID-19 related impacts of $0.08 for the six months ended June 30, 2020.
(3)Includes COVID-19 impact on Other adjustments due to a first quarter 2020 assumption update of $2.16 for the six months ended June 30, 2020 and other COVID-19 related impacts of $0.12 and $0.23 for the three and six months ended June 30, 2020.
(4)Includes separation costs of $0.09, $0.12, $0.16 and $0.16 for the three and six months ended June 30, 2020 and 2019, respectively.
(5)Includes income taxes of $(0.02) and $(1.19) for the above related COVID-19 items for the three and six months ended June 30, 2020.

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
Our blended economic interest in AB was approximately 65% and 65% for the three months ended June 30, 2020 and 2019, respectively.
Effective Tax Rates
For interim reporting periods, we calculate income tax expense using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur.

Consolidated Results of Operations
The following table summarizes our consolidated statements of income (loss) for the three and six months ended June 30, 2020 and 2019:
Consolidated Statement of Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$879	$941	$1,870	$1,872
Premiums	244	280	533	563
Net derivative gains (losses)	(6,033)	(236)	3,368	(1,866)
Net investment income (loss)	1,035	976	1,651	1,991
Investment gains (losses), net:
Credit losses on AFS debt securities and loans	(31)	—	(43)	—
Other investment gains (losses), net	200	(12)	216	(23)
Total investment gains (losses), net	169	(12)	173	(23)
Investment management and service fees	1,052	1,072	2,188	2,071
Other income	124	139	280	266
Total revenues	(2,530)	3,160	10,063	4,874

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	746	896	3,534	1,776
Interest credited to policyholders’ account balances	307	314	624	618
Compensation and benefits	469	512	995	1,021
Commissions and distribution-related payments	302	307	640	588
Interest expense	48	57	100	113
Amortization of deferred policy acquisition costs	183	177	1,431	375
Other operating costs and expenses	434	456	871	866
Total benefits and other deductions	2,489	2,719	8,195	5,357
Income (loss) from continuing operations, before income taxes	(5,019)	441	1,868	(483)
Income tax (expense) benefit	1,077	(11)	(363)	204
Net income (loss)	(3,942)	430	1,505	(279)
Less: Net income (loss) attributable to the noncontrolling interest	86	67	123	133
Net income (loss) attributable to Holdings	(4,028)	363	1,382	(412)
Less: Preferred stock dividends	10	—	23	—
Net income (loss) available to Holdings’ common shareholders	$(4,038)	$363	$1,359	$(412)

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$(8.96)	$0.74	$2.98	$(0.82)
Diluted	$(8.96)	$0.74	$2.97	$(0.82)
Weighted average common shares outstanding (in millions):
Basic	450.4	491.1	455.8	504.5
Diluted	450.4	491.9	457.1	504.5

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Non-GAAP Operating Earnings	$459	$559	$974	$1,068

The following table summarizes our Non-GAAP Operating Earnings per common share for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Non-GAAP Operating Earnings per common share:
Basic	$1.00	$1.14	$2.09	$2.12
Diluted	$1.00	$1.14	$2.08	$2.11

The following discussion compares the results for the three and six months ended June 30, 2020 to the three and six months ended June 30, 2019.
Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019
Net Income Attributable to Holdings
Net income attributable to Holdings decreased by $4.4 billion, to a net loss of $4.0 billion for the three months ended June 30, 2020 from net income of $363 million in the three months ended June 30, 2019 primarily driven by the following notable items:
•Decrease in Net derivative gains of $5.8 billion driven by losses from freestanding derivatives resulting from the equity market recovery in the second quarter of 2020, as well as the negative impacts from non-performance risk and credit spreads due to spread tightening.
•Decrease in Fee-type revenue of $133 million mainly driven by lower fees from lower average Separate Account AV reflecting the March equity markets decline, and a decrease in our Protection Solutions segment primarily due to the premium impact of the USFL and MLICA sale, lower premiums on traditional products (offset in Policyholders’ benefits), as well as higher ceded premiums and the unfavorable impact on amortization of the initial fee liability from reactivity to adverse mortality experience.
•Increase in Net income attributable to noncontrolling interest of $19 million mainly due to higher consolidated VIE income and higher AB pre-tax income.
•Increase in Amortization of DAC of $6 million mainly driven by our Protection Solutions segment, partly offset by a decrease in our Individual Retirement segment. The increase in our Protection Solutions segment was driven by the impact of the assumption update in the first quarter of 2020 related to COVID-19 (as a result of the lower interest rate assumption, Protection Solutions entered into loss recognition resulting in an acceleration of DAC amortization), partly offset by the favorable impact of reactivity to adverse mortality experience. The decrease in our Individual Retirement segment reflected the favorable impact of the equity markets recovery on SCS assets.
Partially offsetting this decrease were the following notable items:
•Increase in Net investment gains of $181 million primarily due to the rebalancing of our U.S. Treasury portfolio.
•Decrease in Policyholders’ benefits of $150 million mainly due to our Individual Retirement segment benefiting from the favorable impact of the recovery of the equity markets in the second quarter of 2020, offset by lower Net Derivatives gains.
•Decrease in Compensation, benefits and other operating expenses of $65 million mainly driven by productivity initiatives and COVID-19 related expense saves.
•Increase in Net investment income of $59 million mainly due to change in the market value of trading securities supporting our variable annuity products due to credit spreads tightening in 2020 compared to 2019 and gains on seed capital investments, partially offset by losses on our alternative investment portfolio.
•Increase in Income tax benefit of $1.1 billion primarily driven by a pre-tax loss in 2020 compared to pre-tax income in 2019, partially offset by the effect of uncertain tax positions for a given audit period in the three months ended June 30, 2019.
See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding the COVID-19-related assumption update and other COVID-19 related impacts.

Non-GAAP Operating Earnings
Non-GAAP Operating Earnings decreased by $100 million to $459 million for the three months ended June 30, 2020 from $559 million in the three months ended June 30, 2019. The following notable items were the primary drivers for the decrease in Non-GAAP Operating Earnings.
•Decrease in Net derivative gains of $207 million mainly due to our Individual Retirement segment largely offset in Policyholders’ benefits.
•Decrease in Fee-type revenue of $130 million mainly driven by lower fees from lower average Separate Accounts AV reflecting the March equity markets decline, and a decrease in our Protection Solutions segment primarily due to the premium impact of the USFL and MLICA sale, lower premiums on traditional products (offset in Policyholders’ benefits), as well as higher ceded premiums and the unfavorable impact on amortization of the initial fee liability from reactivity to adverse mortality experience.
•Decrease in Net investment income of $82 million mainly driven by losses on our alternative investment portfolio, partially offset by the positive impacts of higher asset balances and the General Account investment portfolio optimization.
Partially offsetting this decrease were the following notable items:
•Decrease in Policyholders’ benefits of $188 million mainly due to our Individual Retirement segment (offset by an increase in Net derivatives gains), partly offset by an increase in our Protection Solutions segment. The increase in our Protection Solutions segment was mainly driven by adverse mortality experience related to COVID-19, partly offset by lower claims due to the USFL and MLICA sale and lower reserve accruals on our traditional products (offset in Fee-type revenue).
•Decrease in Compensation, benefits and other operating costs and expenses of $52 million mainly driven by productivity initiatives and COVID-19 related expense saves.
•Decrease in Amortization of DAC of $34 million mainly due to the favorable impact of reactivity to adverse mortality experience in our Protection Solutions segment, and the positive impact of lower crediting rates in our Group Retirement segment.
•Decrease in Interest credited to policyholders’ account balances of $8 million mainly driven by lower funding agreements costs due to lower interest rates.
•Decrease in Commissions and distribution-related payments of $5 million mainly driven by our Individual Retirement segment due to lower asset balances resulting from the March equity markets decline.
•Decrease in Income tax expense of $27 million mainly driven by lower pre-tax earnings.
Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019
Net Income Attributable to Holdings
Net income (loss) attributable to Holdings increased by $1.8 billion, to a net income of $1.4 billion for the six months ended June 30, 2020 from a net loss of $412 million in the six months ended June 30, 2019 primarily driven by the following notable items:
•Increase in Net derivative gains of $5.2 billion driven by gains from freestanding derivatives mainly reflecting the decrease in interest rates in the first half of 2020 compared to increases in both equity markets and interest rates in the first half of 2019, as well as the positive impacts from non-performance risk and credit spreads reflecting spread widening.
•Increase in Fee-type revenue of $99 million mainly driven by an increase in our Investment Management and Research segment, partly offset by lower fees from lower average Separate Account AV reflecting the March equity markets decline, and a decrease in our Protection Solutions segment. The increase in our Investment Management and Research segment was mainly attributable to higher base fees resulting from higher average AUM and higher Bernstein Research Services revenues. The decrease in our Protection Solutions segment was mainly due to the premium impact of the USFL and MLICA sale, lower premiums on traditional products (offset in Policyholders’ benefits), as well as higher ceded premiums and the unfavorable impact on amortization of the initial fee liability from reactivity to adverse mortality experience.

•Increase in Net investment gains of $196 million primarily due to the rebalancing of our U.S. Treasury portfolio, partially offset by a $50 million impairment on assets related to the USFL and MLICA sale.
•Decrease in Net income attributable to noncontrolling interest of $10 million mainly due to lower consolidated VIE income, partly offset by higher AB pre-tax income.
Partially offsetting this increase were the following notable items:
•Increase in Policyholders’ benefits of $1.8 billion mainly due to our Individual Retirement segment driven by the impact of the assumption update in the first quarter of 2020 related to COVID-19 and the unfavorable impact of equity markets, offset by higher Net derivatives gains.
•Increase in Amortization of DAC of $1.1 billion mainly in our Protection Solutions segment driven by the impact of the assumption update in the first quarter of 2020 related to COVID-19. As a result of the lower interest rate assumption, Protection Solutions entered into loss recognition resulting in an acceleration of DAC amortization.
•Decrease in Net investment income of $340 million mainly driven by a change in the market value of trading securities supporting our variable annuity products due to credit spreads widening in 2020 compared to credit spreads tightening in 2019 and losses on our alternative investment portfolio.
•Decrease in Compensation, benefits and other operating expenses of $21 million, mainly driven by productivity initiatives and COVID-19 related expense saves.
•Increase in Commissions and distribution-related payments of $52 million mainly driven by our Investment Management and Research segment, as well as the growth in broker dealers sales.
•Increase in Income tax expense of $567 million primarily driven by pre-tax income in the six months ended June 30, 2020 compared to a pre-tax loss in the six months ended June 30, 2019, and the effect of uncertain tax positions for a given audit period in the six months ended June 30, 2019.
See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding the COVID-19-related assumption update and other COVID-19 related impacts.
Non-GAAP Operating Earnings
Non-GAAP Operating Earnings decreased by $94 million to $1.0 billion for the six months ended June 30, 2020 from $1.1 billion in the six months ended June 30, 2019. The following notable items were the primary drivers for the decrease in Non-GAAP Operating Earnings.
•Increase in Policyholders’ benefits of $292 million mainly in our Individual Retirement segment (offset by an increase in Net derivatives gains) reflecting the impact of the March equity markets decline.
•Decrease in Net investment income of $79 million mainly driven by losses on our alternative investment portfolio, partially offset by the positive impacts of higher asset balances and the General Account investment portfolio optimization.
•Increase in Commissions and distribution-related payments of $52 million mainly driven by our Investment Management and Research segment, as well as the growth in broker dealers sales.
•Increase in Interest credited to policyholders’ account balances of $12 million mainly driven by higher SCS AV due to new business growth, partially offset by lower funding agreements costs due to lower interest rates.
•Increase in Earnings attributable to the noncontrolling interest of $13 million mainly in our Investment Management and Research segment due to higher AB Operating earnings.
Partially offsetting this decrease were the following notable items:
•Increase in Net derivative gains of $251 million mainly due to our Individual Retirement segment largely offset in Policyholders’ benefits.
•Increase in Fee-type revenue of $56 million mainly driven by an increase in our Investment Management and Research segment, partly offset by lower fees from lower average Separate Account AV reflecting the March equity markets decline, and a decrease in our Protection Solutions segment. The increase in our Investment Management and Research segment was mainly attributable to higher base fees resulting from higher average AUM and higher Bernstein Research Services revenues. The decrease in our Protection Solutions segment was mainly due to the premium impact of the USFL and MLICA sale, lower premiums on traditional products (offset in Policyholders’ benefits), as well as higher ceded premiums and the unfavorable impact on amortization of the initial fee liability from reactivity to adverse mortality experience.
•Decrease in Compensation, benefits and other operating costs and expenses of $15 million mainly driven by productivity initiatives and COVID-19 related expense saves, partially offset by an increase in our Investment Management and Research segment due to higher employee compensation attributed to higher revenues.
•Decrease in Amortization of DAC of $14 million mainly due to the favorable impact of reactivity to adverse mortality experience in our Protection Solutions segment, and the positive impact of lower crediting rates in our Group Retirement segment.
•Decrease in Income tax expense of $12 million mainly driven by lower pre-tax earnings, partially offset by a lower effective tax rate in the six months ended June 30, 2019.
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
The following table summarizes Operating earnings (loss) on our segments and Corporate and Other for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Operating earnings (loss) by segment:
Individual Retirement	$350	$359	$722	$729
Group Retirement	90	95	196	176
Investment Management and Research	92	80	187	157
Protection Solutions	(12)	106	26	155
Corporate and Other	(61)	(81)	(157)	(149)
Non-GAAP Operating Earnings	$459	$559	$974	$1,068

Effective Tax Rates by Segment
For interim reporting periods, we calculate income tax expense using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. Income tax expense is calculated using the ETR and then allocated to our business segments using an 18% ETR for our retirement and protection business (Individual Retirement, Group Retirement, and Protection Solutions) and a 27% ETR for Investment Management and Research.
Individual Retirement
The Individual Retirement segment includes our variable annuity products which primarily meet the needs of individuals saving for retirement or seeking retirement income.
The following table summarizes Operating earnings of our Individual Retirement segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Operating earnings	$350	$359	$722	$729
Key components of Operating earnings are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
REVENUES
Policy charges, fee income and premiums	$493	$524	$994	$1,022
Net investment income	266	280	582	548
Net derivative gains (losses)	(114)	87	373	150
Investment management, service fees and other income	164	182	341	360
Segment revenues	$809	$1,073	$2,290	$2,080

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$86	$291	$765	$535
Interest credited to policyholders’ account balances	81	84	163	146
Commissions and distribution-related payments	60	71	132	137
Amortization of deferred policy acquisition costs	72	75	160	158
Compensation, benefits and other operating costs and expenses	86	114	193	225
Interest expense	—	—	—	—
Segment benefits and other deductions	$385	$635	$1,413	$1,201

The following table summarizes AV for our Individual Retirement segment as of the dates indicated:

	As of
	June 30, 2020	December 31, 2019
	(in millions)
AV
General Account	$27,075	$26,108
Separate Accounts	76,765	82,814
Total AV	$103,840	$108,922
The following table summarizes a roll-forward of AV for our Individual Retirement segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Balance as of beginning of period	$93,589	$102,498	$108,922	$94,589
Gross premiums	1,719	2,173	3,709	4,211
Surrenders, withdrawals and benefits	(1,772)	(2,265)	(4,082)	(4,391)
Net flows	(53)	(92)	(373)	(180)
Investment performance, interest credited and policy charges	10,304	2,359	(4,700)	10,356
Transfer to Corporate and Other (1)	—	(458)	—	(458)
Reclassified to Liabilities held for sale	—	—	(3)	—
Other (2)	—	—	(6)	—
Balance as of end of period	$103,840	$104,307	$103,840	$104,307
______________
(1) Transfer to Corporate and Other represents the placement of an Individual Retirement product in run-off effective for the second quarter of 2019.
(2) Represents amounts related to our fixed income annuity (“FIA”) contracts which were previously reported as Policyholders’ account balances in the consolidated balance sheets and therefore included in our definition of “Account Value”. Effective January 1, 2020, FIAs are reported as Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets and accordingly were excluded from Account Value.

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019 for the Individual Retirement Segment
Operating earnings
Operating earnings decreased $9 million to $350 million during the three months ended June 30, 2020 from $359 million in the three months ended June 30, 2019. The following notable items were the primary drivers for the decrease in Operating earnings.
•Fee-type revenue decreased $48 million due to lower average asset balances from the March equity markets decline.
•Net investment income decreased $14 million mainly due to losses on our alternative investment portfolio, partially offset by higher income from higher SCS asset balances.
•Net GMxB results decreased $5 million primarily due to a growth in no lapse guarantee benefits.
The decrease was partially offset by:
•Compensation benefits and other operating expenses decreased $28 million due to productivity initiatives and COVID-19 related expense saves.
•Commissions and distribution related payments decreased $11 million due to lower average asset balances.
•Non-GMxB Policyholders’ benefits decreased $6 million primarily due to favorable mortality on payout annuities.
•Income tax expense decreased $5 million due to lower pre-tax earnings.
Net Flows and AV
•The increase in AV of $10.3 billion in the three months ended June 30, 2020 was primarily due to a $10.3 billion increase in equity markets, partially offset by $53 million net outflows.
•Net outflows of $53 million were $39 million higher than in the three months ended June 30, 2019, mainly driven by $709 million of outflows on our older fixed-rate GMxB block, partially offset by $656 million of inflows on our newer, less capital-intensive products.
Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019 for the Individual Retirement Segment
Operating earnings
Operating earnings decreased $7 million to $722 million during the six months ended June 30, 2020 from $729 million in the six months ended June 30, 2019. The following notable items were the primary drivers for the decrease in Operating earnings.
•Fee-type revenue decreased $47 million due to lower average asset balances from the March equity markets decline.
•Interest credited to policyholders’ account balances increased $17 million primarily driven by higher SCS AV due to new business growth.
•Net GMxB results decreased $5 million due to a growth in no lapse guarantee benefits, partially offset by higher rider fees.
•Income tax expense increased $5 million mainly driven by a lower effective tax rate in the six months ended June 30, 2019.
The decrease was partially offset by:
•Net investment income increased $34 million mainly due to higher SCS asset balances and the General Account investment portfolio optimization, partially offset by losses on our alternative investment portfolio.
•Compensation benefits and other operating expenses decreased $32 million due to productivity initiatives and COVID-19 related expense saves.
•Commissions and distribution-related payments decreased $5 million due to lower average asset balances.

Net Flows and AV
•The decline in AV of $5.1 billion in the six months ended June 30, 2020 was due primarily to declines in equity markets $4.7 billion and net outflows of $373 million.
•Net outflows of $373 million were $193 million higher than in the six months ended June 30, 2020, mainly driven by $1.6 billion of outflows on our older fixed-rate GMxB block, partially offset by $1.3 billion of inflows on our newer, less capital-intensive products.
Group Retirement
The Group Retirement segment offers tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses.
The following table summarizes Operating earnings of our Group Retirement segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Operating earnings	$90	$95	$196	$176
Key components of Operating earnings are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
REVENUES
Policy charges, fee income and premiums	$68	$69	$139	$134
Net investment income	127	150	286	284
Net derivative gains (losses)	4	(2)	4	2
Investment management, service fees and other income	47	50	99	98
Segment revenues	$246	$267	$528	$518

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$1	$1	$1	$1
Interest credited to policyholders’ account balances	74	75	150	148
Commissions and distribution-related payments	13	11	24	21
Amortization of deferred policy acquisition costs	2	10	14	22
Compensation, benefits and other operating costs and expenses	47	54	101	114
Interest expense	—	—	—	—
Segment benefits and other deductions	$137	$151	$290	$306
The following table summarizes AV for our Group Retirement segment as of the dates indicated:

	As of
	June 30, 2020	December 31, 2019
	(in millions)
AV
General Account	$12,420	$12,071
Separate Accounts	24,670	25,809
Total AV	$37,090	$37,880

The following table summarizes a roll-forward of AV for our Group Retirement segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Balance as of beginning of period	$33,148	$35,077	$37,880	$32,401
Gross premiums	796	910	1,721	1,750
Surrenders, withdrawals and benefits	(580)	(746)	(1,377)	(1,479)
Net flows	216	164	344	271
Investment performance, interest credited and policy charges	3,726	816	(1,134)	3,385
Balance as of end of period	$37,090	$36,057	$37,090	$36,057

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019 for the Group Retirement Segment
Operating earnings
Operating earnings decreased $5 million to $90 million during the three months ended June 30, 2020 from $95 million in the three months ended June 30, 2019. The decrease is primarily attributable to the following:
•Net investment income decreased $23 million due to losses on our alternative investment portfolio, partially offset by the General Account investment portfolio optimization.
•Fee-type revenues decreased $4 million due to lower average Separate Accounts AV reflecting the March equity markets decline.
The decrease was partially offset by the following:
•Amortization of DAC decreased $8 million due to lower crediting rates.
•Compensation benefits and other operating expenses decreased $7 million due to productivity initiatives and COVID-19 related expense saves.
•Net derivative gains increased $6 million due to inflation related hedging gains.
Net Flows and AV
•The increase in AV of $3.9 billion in the three months ended June 30, 2020 was driven by recovering equity markets $3.7 billion, and by net inflows of $216 million.
•Net inflows of $216 million increased $52 million, driven by lower surrenders and strong renewals, reflecting continuous client engagement.
Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019 for the Group Retirement Segment
Operating earnings
Operating earnings increased $20 million to $196 million during the six months ended June 30, 2020 from $176 million in the six months ended June 30, 2019. The increase is primarily attributable to the following:
•Compensation benefits and other operating expenses decreased $13 million due to productivity initiatives and COVID-19 related expense saves.
•Amortization of DAC decreased $8 million due to lower crediting rates.
•Fee-type revenues increased $6 million due to higher average Separate Account AV.
•Net investment income increased $2 million due to higher asset balances and our General Account investment portfolio optimization.
The increase was partially offset by the following:
•Commissions and distribution related payments increased $3 million due to higher asset base.

•Interest credited to policyholders’ account balances increased $2 million due to AV growth, partially offset by lower crediting rates.
•Income tax expense increased by $6 million primarily due to higher pre-tax earnings.
Net Flows and AV
•The decrease in AV of $790 million in the six months ended June 30, 2020 was primarily due to equity market volatility of $1.1 billion, partially offset by net inflows of $344 million.
•Net inflows of $344 million increased $73 million, driven by lower surrenders and strong renewals, reflecting continuous client engagement.
Investment Management and Research
The Investment Management and Research segment provides diversified investment management, research and related services to a broad range of clients around the world. Operating earnings (loss), net of tax, presented here represents our economic interest in AB of approximately 65% and 65% during three and six months ended June 30, 2020 and 2019 respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Operating earnings	$92	$80	$187	$157
Key components of Operating earnings are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
REVENUES
Net investment income	$32	$15	$(1)	$39
Net derivative gains (losses)	(31)	(9)	(1)	(29)
Investment management, service fees and other income	843	842	1,753	1,618
Segment revenues	$844	$848	$1,751	$1,628

BENEFITS AND OTHER DEDUCTIONS
Commissions and distribution related payments	$126	$116	$266	$222
Compensation, benefits and other operating costs and expenses	523	547	1,081	1,056
Interest expense	2	3	4	7
Segment benefits and other deductions	$651	$666	$1,351	$1,285

Changes in AUM in the Investment Management and Research segment for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in billions)
Balance as of beginning of period	$541.8	$554.7	$622.9	$516.4
Long-term flows
Sales/new accounts	31.8	27.3	63.5	50.3
Redemptions/terminations	(31.4)	(16.1)	(64.1)	(34.2)
Cash flow/unreinvested dividends	$(3.7)	$(1.7)	$(8.3)	$(5.5)
Net long-term (outflows) inflows	(3.3)	9.5	(8.9)	10.6
Acquisition	—		0.2	—
AUM adjustment (1)	—	(0.9)	—	(0.9)
Market appreciation (depreciation)	61.5	17.5	(14.2)	54.7
Net change	58.2	26.1	(22.9)	64.4

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in billions)
Balance as of end of period	$600.0	$580.8	$600.0	$580.8
______________
(1) Approximately $900 million of non-investment management fee earning taxable and tax-exempt money market assets were removed from assets under management during the second quarter of 2019.

Average AUM in the Investment Management and Research segment for the periods presented by distribution channel and investment services were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in billions)
Distribution Channel:
Institutions	$271.5	$262.1	$276.6	$257.2
Retail	215.8	207.3	225.8	200.1
Private Wealth Management	91.2	96.5	94.8	94.9
Total	$578.5	$565.9	$597.2	$552.2

Investment Service:
Equity Actively Managed	$160.5	$157.4	$165.7	$152.6
Equity Passively Managed (1)	51.7	56.1	54.5	54.9
Fixed Income Actively Managed – Taxable	244.9	233.5	252.9	228.6
Fixed Income Actively Managed – Tax-exempt	46.1	44.1	47.1	43.3
Fixed Income Passively Managed (1)	10.2	9.4	9.8	9.4
Other (2)	65.1	65.4	67.2	63.4
Total	$578.5	$565.9	$597.2	$552.2
___  ____________
(1)Includes index and enhanced index services.
(2)Includes multi-asset solutions and services, and certain alternative investments.
Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019 for the Investment Management and Research Segment
Operating earnings
Operating earnings increased $12 million to $92 million during the three months ended June 30, 2020 from $80 million in three months ended June 30, 2019 primarily attributable to the following:
•Compensation, benefits and other operating costs and expenses decreased $24 million primarily due to lower compensation and COVID-19 related expense saves.
•Net investment income increased $17 million mainly due to gains on seed capital investments, offset by Net derivative losses.
The increase was partially offset by the following:
•Net derivative gains (losses) decreased $22 million offsetting the increase in Net investment income.
•Commissions and distribution-related payments increased $10 million due to higher payments to financial intermediaries for the distribution of AB mutual funds.

Long-Term Net Flows and AUM
•Total AUM as of June 30, 2020 was $600.0 billion, up $58.2 billion, or 10.7%, compared to March 31, 2020. During the second quarter of 2020, AUM increased as a result of market appreciation of $61.5 billion offset by net outflows of $3.3 billion (primarily due to $7.9 billion outflows from AXA Group, partially offset by Retail net inflows of $3.8 billion).
Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019 for the Investment Management and Research Segment
Operating earnings
Operating earnings increased $30 million to $187 million during the six months ended June 30, 2020 from $157 million in six months ended June 30, 2019 primarily attributable to the following:
•Increase in fee-type revenues of $135 million primarily due to higher base fees driven by higher average AUM, and higher Bernstein Research Services revenues.
•Net derivative gains (losses) increased $28 million partially offsetting the decrease in Net investment income.
The increase was partially offset by the following:
•Decrease in Net investment income of $40 million mainly due to the seed capital investment subject to market risk, offset in Net derivative gains.
•Commissions and distribution-related payments increased $44 million due to higher payments to financial intermediaries for the distribution of AB mutual funds.
•Compensation, benefits and other operating costs and expenses increased $25 million primarily due to higher employee compensation attributed to higher revenues.
•Earnings attributable to the noncontrolling interest increased by $20 million due to higher pre-tax earnings.
•Income tax expense increased $7 million due to higher pre-tax earnings.
Long-Term Net Flows and AUM
•Total AUM as of June 30, 2020 was $600.0 billion, up $19.2 billion, or 3.3%, compared to June 30, 2019. During the six months ended June 30, 2020, AUM increased as a result of market appreciation of $13.2 billion and net inflows of $5.8 billion (Retail net inflows of $11.0 billion, partially offset by Institutional net outflows of $3.1 billion primarily due to $8.9 billion outflows from AXA Group and Private Wealth Management net outflows of $2.1 billion).
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
The following table summarizes Operating earnings (loss) of our Protection Solutions segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Operating earnings (loss)	$(12)	$106	$26	$155

Key components of Operating earnings (loss) are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
REVENUES
Policy charges, fee income and premiums	$469	$530	$1,026	$1,072
Net investment income	204	248	448	472
Net derivative gains (losses)	5	1	7	11
Investment management, service fees and other income	52	64	108	119
Segment revenues	$730	$843	$1,589	$1,674

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$460	$419	$962	$871
Interest credited to policyholders’ account balances	137	127	264	265
Commissions and distribution related payments	35	43	75	81
Amortization of deferred policy acquisition costs	31	50	87	100
Compensation, benefits and other operating costs and expenses	81	75	169	170
Interest expense	—	—	—	—
Segment benefits and other deductions	$744	$714	$1,557	$1,487
The following table summarizes Protection Solutions Reserves for our Protection Solutions segment as of the dates presented:

	As of
	June 30, 2020	December 31, 2019
	(in millions)
Protection Solutions Reserves (1)
General Account	$17,930	$17,298
Separate Accounts	12,928	13,616
Total Protection Solutions Reserves	$30,858	$30,914
_______________
(1)Does not include Protection Solutions Reserves for our employee benefits business as it is a start-up business and therefore has immaterial in-force policies.
The following table presents our in-force face amounts for the periods indicated, respectively, for our individual life insurance products:

	As of
	June 30, 2020	December 31, 2019
	(in billions)
In-force face amount by product: (1)
Universal Life (2)	$49.9	$53.3
Indexed Universal Life	27.0	25.8
Variable Universal Life (3)	126.4	127.5
Term	206.3	233.5
Whole Life	1.4	1.4
Total in-force face amount	$411.0	$441.5
_______________
(1)Includes individual life insurance and does not include employee benefits as it is a start-up business and therefore has immaterial in-force policies.
(2)Universal Life includes Guaranteed Universal Life.
(3)Variable Universal Life includes VL and COLI.

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019 for the Protection Solutions Segment
Operating earnings (loss)
Operating earnings (loss) decreased $118 million to a loss of $12 million during the three months ended June 30, 2020 from earnings of $106 million in the three months ended June 30, 2019 primarily attributable to the following:
•Fee-type revenue decreased $73 million mainly driven by the premium impact of the USFL and MLICA sale, lower premiums on traditional products (offset in Policyholders’ benefits) as well as higher ceded premiums, and the unfavorable impact on amortization of the initial fee liability from reactivity to adverse mortality experience.
•Net investment income decreased $44 million primarily due to losses on our alternative investment portfolio, and the impact of lower assets as a result of the USFL and MLICA sale, partly offset by the General Account investment portfolio optimization.
•Policyholders’ benefits increased $41 million mainly due to adverse mortality experience largely due to the impacts of COVID-19 related claims, partly offset by lower reserve accrual on our traditional products (partly offset in fee-type revenue).
•Interest credited to policyholder’s account balances increased $10 million, mainly due to higher crediting on IUL products.
•Compensation, benefits and other operating costs and expenses increased $6 million mainly due to the positive impact in 2019 of a legal reserve release, partly offset by productivity gains and COVID-19 related expense saves.
This decrease was partially offset by the following:
•Amortization of DAC decreased $19 million mainly due to the favorable impact of reactivity to adverse mortality experience.
•Commissions decreased $8 million mainly to lower life sales.
•Income tax expense decreased $25 million due to a pre-tax loss in the three months ended June 30, 2020 compared to pre-tax earnings in the three months ended June 30, 2019.
Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019 for the Protection Solutions Segment
Operating earnings
Operating earnings decreased $129 million to $26 million during the six months ended June 30, 2020 from $155 million in the six months ended June 30, 2019 primarily attributable to the following:
•Policyholders’ benefits increased $91 million mainly due to adverse mortality experience including COVID-19 related claims and an increase in term product reserves.
•Fee-type revenue decreased $57 million mainly driven by the premium impact of the USFL and MLICA sale, lower premiums on traditional products (offset in Policyholders’ benefits) as well as higher ceded premiums, and the unfavorable impact on amortization of the initial fee liability from reactivity to adverse mortality experience.
•Net investment income decreased $24 million primarily due to losses on our alternative investment portfolio and the impact of lower assets as a result of the USFL and MLICA sale, partly offset by the General Account investment portfolio optimization.
This decrease was partially offset by the following:
•Amortization of DAC decreased $13 million mainly due to the favorable impact of reactivity to adverse mortality experience, and lower baseline amortization.
•Income tax expense decreased $26 million due to lower pre-tax earnings.

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
The following table summarizes Operating earnings (loss) of Corporate and Other for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Operating earnings (loss)	$(61)	$(81)	$(157)	$(149)

General Account Investment Portfolio
The General Account investment portfolio supports the insurance and annuity liabilities of our Individual Retirement, Group Retirement and Protection Solutions businesses. Our General Account investment portfolio investment strategy seeks to achieve sustainable risk-adjusted returns by focusing on principal preservation, investment return, duration and liquidity requirements by product class and the diversification of risks. Investment activities are undertaken according to investment policy statements that contain internally established guidelines and are required to comply with applicable laws and insurance regulations. Risk tolerances are established for credit risk, market risk, liquidity risk and concentration risk across types of issuers and asset classes that seek to mitigate the impact of cash flow variability arising from these risks. The impact of COVID-19 continues to be assessed for potential negative impacts to the performance of mortgage loans and fixed maturities.
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
As part of our asset and liability management strategies, we maintain a weighted average duration for our General Account investment portfolio that is within an acceptable range of the estimated duration of our liabilities given our risk appetite and hedging programs. Our asset and liability management strategies are applied to portfolio duration groups within the General Account investment portfolio. For example, we maintain a “short duration” group comprised primarily of investment grade fixed maturity securities that are aligned with the duration of product liabilities with an average duration of less than six years (e.g., our SCS product). As of June 30, 2020 and December 31, 2019, 60% and 62% of the fixed maturities in the short duration group were rated NAIC 1, and 40% and 38% were rated NAIC 2, respectively. During the second quarter of 2020, new purchases from both new money flows and portfolio rebalancing activity were designated as AFS included in fixed maturities. The remaining trading securities in the short duration VA portfolio will be opportunistically rebalanced to AFS and shown with fixed maturities, which is consistent with other portfolios in our General Account. New AFS assets included in fixed maturities had an amortized cost of $14.5 billion as of June 30, 2020.
The General Account invests in commercial and agricultural mortgage loans, included in the balance sheet as Mortgage loans on real estate, and privately negotiated fixed maturities, included in the balance sheet as fixed maturities AFS. Under certain circumstances, modifications are granted to these contracts. These modifications were determined not to be Troubled Debt Restructurings. At June 30, 2020, the General Account had twenty commercial mortgage loans with a carrying value of $830 million in which short term modifications were granted. Forbearance agreements reduced mortgage payments for a set time period. The commercial mortgage modifications were a result of the COVID-19 pandemic’s impact on the underlying real estate operations. The General Account did not have any agricultural mortgage loans for which modifications were granted at June 30, 2020. At June 30, 2020, the General Account had two privately negotiated fixed maturity modifications with a carrying value of $8 million. The modifications to privately negotiated fixed maturities were to allow for the postponement or reduction in interest or principal payments for a defined period. The modifications were agreed upon to support several investments that had operations decline primarily due to the COVID-19 pandemic. The commercial mortgage loans and privately negotiated fixed maturities modifications are 1% of the General Account’s total invested assets.

Investment portfolios are primarily managed by legal entity with dedicated portfolios for certain blocks of business. For portfolios that back multiple product groups, investment results are allocated to business segments.
The General Account investment portfolio reflects certain differences from the presentation of the U.S. GAAP Consolidated Financial Statements. This presentation is consistent with how we manage the General Account investment portfolio. For further investment information, please refer to Note 3 and Note 4 of the Notes to the Consolidated Financial Statements.
The General Account adopted CECL effective January 1, 2020. For further information regarding the adoption of CECL, please refer to Note 2 in the Notes to the Consolidated Financial Statements.
Investment Results of the General Account Investment Portfolio
The following table summarizes the General Account investment portfolio results with Non-GAAP Operating Earnings adjustments by asset category for the periods indicated. This presentation is consistent with how we measure investment performance for management purposes.

	Three Months Ended June 30,
	2020 (3)		2019
	Yield	Amount (2)	Yield	Amount (2)
	(Dollars in millions)
Fixed Maturities:
Income (loss)	3.48%	$565	4.00%	$516
Ending assets		67,302		54,315
Mortgages:
Income (loss)	4.07%	125	4.26%	130
Ending assets		12,523		12,288
Other Equity Investments (1):
Income (loss)	(18.84)%	(72)	8.90%	31
Ending assets		1,497		1,382
Policy Loans:
Income (loss)	5.46%	51	5.44%	51
Ending assets		3,689		3,740
Cash and Short-term Investments:
Income (loss)	1.45%	17	0.98%	8
Ending assets		4,567		3,296
Repurchase and funding agreements:
Interest expense and other		(18)		(24)
Ending assets (liabilities)		(6,700)		(4,001)
Total Invested Assets:
Income (loss)	3.33%	668	4.18%	712
Ending Assets		82,878		71,020
Short Duration Fixed Maturities:
Income (loss)	3.09%	44	3.04%	79
Ending assets		5,755		8,797
Total:
Investment income (loss)	3.31%	712	4.03%	791
Less: investment fees	(0.11)%	(24)	(0.08)%	(16)
Investment Income, Net	3.20%	$688	3.95%	$775
Ending Net Assets		$88,633		$79,817

	Six Months Ended June 30,				Year Ended December 31
	2020		2019		2019
	Yield	Amount (2)	Yield	Amount (2)	Amount (2)
	(Dollars in millions)
Fixed Maturities:
Income (loss)	3.54%	$1,138	3.82%	$951	$2,019
Ending assets		67,302		54,315	62,687
Mortgages:
Income (loss)	4.14%	252	4.34%	262	541
Ending assets		12,523		12,288	12,107
Other Equity Investments (1):
Income (loss)	(5.66)%	(43)	6.58%	46	86
Ending assets		1,497		1,382	1,507
Policy Loans:
Income (loss)	5.51%	103	5.53%	104	210
Ending assets		3,689		3,740	3,735
Cash and Short-term Investments:
Income (loss)	0.04%	1	0.49%	8	(4)
Ending assets		4,567		3,296	1,856
Repurchase and funding agreements:
Interest expense and other		(46)		(49)	(110)
Ending assets (liabilities)		(6,700)		(4,001)	(6,909)
Total Invested Assets:
Income (loss)	3.53%	1,405	3.99%	1,322	2,742
Ending Assets		82,878		71,020	74,983
Short Duration Fixed Maturities:
Income (loss)	3.35%	96	3.02%	181	312
Ending assets		5,755		8,797	6,173
Total:
Investment income (loss)	3.51%	1,501	3.85%	1,503	3,054
Less: investment fees	(0.12)%	(49)	(0.08)%	(32)	(66)
Investment Income, Net	3.40%	$1,452	3.77%	$1,471	$2,988
Ending Net Assets		$88,633		$79,817	$81,156
______________
(1)Includes, as of June 30, 2020, June 30, 2019 and December 31, 2019 respectively, $353 million, $209 million and $365 million of other invested assets.
(2)Amount for fixed maturities and mortgages represents original cost, reduced by repayments, write-downs, adjusted amortization of premiums, accretion of discount and allowances. Cost for equity securities represents original cost reduced by write-downs; cost for other limited partnership interests represents original cost adjusted for equity in earnings and reduced by distributions.
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

Fixed Maturities by Industry (1)

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total (%)
	(in millions)
As of June 30, 2020
Corporate Securities:
Finance	$14,014	$—	$947	$21	$14,940	20%
Manufacturing	13,253	1	1,382	19	14,615	19%
Utilities	5,450	—	595	3	6,042	8%
Services	6,856	10	624	35	7,435	10%
Energy	3,841	2	269	69	4,039	5%
Retail and wholesale	3,641	—	400	5	4,036	6%
Transportation	2,082	—	224	2	2,304	3%
Other	172	—	7	2	177	—%
Total corporate securities	49,309	13	4,448	156	53,588	71%
U.S. government	13,120	—	4,241	—	17,361	23%
Residential mortgage-backed (2)	160	—	15	—	175	—%
Preferred stock	376	—	15	11	380	—%
State & political	663	—	112	—	775	1%
Foreign governments	771	—	70	5	836	1%
Commercial mortgage-backed	854	—	25	—	879	1%
Asset-backed securities	2,062	—	24	41	2,045	3%
Total	$67,315	$13	$8,950	$213	$76,039	100%

As of December 31, 2019 (3)
Corporate Securities:
Finance	$12,015	$—	$469	$4	$12,480	19%
Manufacturing	12,643	—	706	9	13,340	20%
Utilities	4,999	—	302	8	5,293	8%
Services	6,730	—	386	17	7,099	11%
Energy	3,772	—	189	14	3,947	6%
Retail and wholesale	3,515	—	183	7	3,691	6%
Transportation	1,793	—	115	3	1,905	3%
Other	198	—	8	—	206	—%
Total corporate securities	45,665	—	2,358	62	47,961	73%
U.S. government and agency	14,395	—	1,289	305	15,379	23%
Residential mortgage-backed (2)	178	—	13	—	191	—%
Preferred stock	501	—	17	5	513	1%
State & political	638	—	70	3	705	1%
Foreign governments	462	—	35	5	492	1%
Commercial mortgage-backed	—	—	—	—	—	—%
Asset-backed securities	848	—	4	3	849	1%
Total	$62,687	$—	$3,786	$383	$66,090	100%
______________
(1)Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Excludes amounts reclassified as Held-for-Sale.

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
The following table sets forth the General Account’s fixed maturities portfolio by NAIC rating at the dates indicated.
Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
As of June 30, 2020
1................................	Aaa, Aa, A	$44,300	$—	$6,910	$56	$51,154
2................................	Baa	21,216	—	2,030	43	23,203
	Investment grade	65,516	—	8,940	99	74,357
3................................	Ba	1,034	1	7	53	987
4................................	B	667	9	2	49	611
5................................	Caa	86	2	1	11	74
6................................	Ca, C	12	1	—	1	10
	Below investment grade	1,799	13	10	114	1,682
Total Fixed Maturities		$67,315	$13	$8,950	$213	$76,039

As of December 31, 2019 (1)
1................................	Aaa, Aa, A	$42,770	$—	$2,666	$342	$45,094
2................................	Baa	18,605	—	1,105	18	19,692
	Investment grade	61,375	—	3,771	360	64,786
3................................	Ba	663	—	9	7	665
4................................	B	567	—	4	10	561
5................................	Caa	80	—	2	6	76
6................................	Ca, C	2	—	—	—	2
	Below investment grade	1,312	—	15	23	1,304
Total Fixed Maturities		$62,687	$—	$3,786	$383	$66,090
______________
(1)Excludes amounts reclassified as Held-for-Sale.

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
Mortgage Loans by Region and Property Type

	June 30, 2020		December 31, 2019
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(in millions)
By Region:
U.S. Regions:
Pacific	$3,676	29%	$3,468	29%
Middle Atlantic	3,516	28	3,220	27
South Atlantic	1,286	10	1,269	10
East North Central	917	8	906	8
Mountain	1,033	8	1,012	8
West North Central	885	7	896	7
West South Central	618	5	631	5
New England	512	4	566	5
East South Central	146	1	139	1
Total Mortgage Loans	$12,589	100%	$12,107	100%

By Property Type:
Office	$4,171	33%	$3,794	31%
Multifamily	3,815	30	3,768	31
Agricultural loans	2,743	22	2,717	23
Retail	695	6	665	5
Industrial	349	3	344	3
Hospitality	475	4	477	4
Other	341	2	342	3
Total Mortgage Loans	$12,589	100%	$12,107	100%

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

	Six Months Ended June 30,
	2020	2019
	(in millions)
Highly Liquid Assets, beginning of period	$1,589	$743
Dividends from subsidiaries	1,750	197
Repayment of surplus note including interest	—	576
Capital contributions to subsidiaries	(335)	(76)
Income taxes payable	142	68
Total Business Capital Activity	1,557	765

Purchase of treasury shares	(230)	(600)
Retirement of treasury shares	—	(150)
Shareholder dividends paid	(146)	(141)
Total Share Repurchases, Dividends and Acquisition Activity	(376)	(891)

Preferred stock dividend	(23)	—
Total Preferred Stock Activity	(23)	—

Net decrease (increase) in loans to affiliates	(125)	—
Total Affiliated Debt Activity	(125)	—

	Six Months Ended June 30,
	2020	2019
	(in millions)
Interest paid on external debt and P-Caps	(110)	(104)
Others, net	(70)	(22)
Total Other Activity	(180)	(126)

Net increase (decrease) in highly liquid assets	853	(251)
Highly Liquid Assets, end of period	$2,442	$492

In the six months ended June 30, 2020, Holdings’ liquid assets increased $0.9 billion. Excluding the amount set aside for the EQH Facility (as described under “—Capital Position of Holdings—Credit Facility with AB”), liquid assets increased $1.0 billion. The resources increased by $1.8 billion due to dividends from our subsidiaries, and the uses are $335 million in capital contributions to subsidiaries, $376 million in shareholders return including dividends and share repurchases.
Cash Distributions from Our Subsidiaries
In 2019, Holdings and certain of its subsidiaries received cash distributions from AB of $452 million and $1 billion in dividends from Equitable Financial. Also, Holdings received $576 million from Equitable Financial as repayment of principal of $572 million and interest of $4 million related to a $572 million surplus note.
Through June 30, 2020, Holdings and certain of its subsidiaries received cash distributions from AB of $285 million and $1.2 billion in dividends from Equitable Financial. Also, Holdings received $60 million in distributions from Equitable Advisors. Holdings also received $164 million in distributions from Equitable Financial related to the USFL and MLICA sale proceeds.
Distributions from Insurance Subsidiaries
Our insurance companies are subject to limitations on the payment of dividends and other transfers of funds to Holdings and other affiliates under applicable insurance law and regulation. Also, more generally, the ability of our insurance subsidiaries to pay dividends can be affected by market conditions and other factors beyond our control.
Under New York insurance law applicable to Equitable Financial, a domestic stock life insurer may not, without prior approval of the NYDFS, pay a dividend to its stockholders exceeding an amount calculated based on a statutory formula. This formula would permit Equitable Financial to pay shareholder dividends up to approximately $2.1 billion during 2020. Dividends in excess of this amount require the insurer to file a notice of its intent to declare the dividends with the NYDFS and prior approval or non-disapproval from the NYDFS.
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
As of June 30, 2020, Holdings and its non-insurance company subsidiaries hold approximately 167.5 million AB Units, 4.1 million AB Holding Units and the 1% General Partnership interest in ABLP, while 2.6 million AB Units continue to be held by Equitable America. Because Equitable America is subject to regulatory restrictions on the amount of dividends it may pay, distributions it receives from AB may not be distributable to Holdings.
As of June 30, 2020, the ownership structure of ABLP, including AB Units outstanding as well as the general partner’s 1% interest, was as follows:

Owner	Percentage Ownership
EQH and its subsidiaries	63.7%
AB Holding	35.5%
Unaffiliated holders	0.8%
Total	100.0%
Including both the general partnership and limited partnership interests in AB Holding and ABLP, Holdings and its subsidiaries had an approximate 65% economic interest in AB as of June 30, 2020.

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
The Credit Facilities and LOC Facilities contain certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries and the dollar amount of secured indebtedness that may be incurred by us, which could restrict our operations and use of funds. The right to borrow funds under the Credit Facility and LOC Facilities is subject to the fulfillment of certain conditions, including compliance with all covenants, and the ability to borrow thereunder is also subject to the continued ability of the lenders that are or will be parties to the facilities to provide funds. As of June 30, 2020, we were in compliance with these covenants. For additional information regarding the covenants in the facilities and the conditions to borrowing thereunder, see “Part I Item 1A-Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2019.
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
Series A Fixed Rate Noncumulative Perpetual Preferred Stock
In November and December 2019, Holdings issued a total of 32 million depositary shares, each representing a 1/1,000th interest in share of Holdings’ Series A Fixed Rate Noncumulative Perpetual Preferred Stock (“Series A Preferred Stock”), $1.00 par value per share, with a liquidation preference of $25,000 per share of Series A Preferred Stock, for aggregate net cash proceeds of $775 million ($800 million gross). The Series A Preferred Stock ranks senior to Holdings common stock with respect to the payment of dividends and liquidation. Holdings will pay dividends on the Series A Preferred Stock on a noncumulative basis only when, as and if declared by Holdings’ Board of Directors (or a duly authorized committee of the board) and will be payable quarterly in arrears, at an annual rate of 5.25% on the stated amount per share. The Series A Preferred Stock is redeemable at Holdings’ option in whole or in part, on or after December 15, 2024, at a redemption price of $25,000 per share of Series A Preferred Stock, plus declared and unpaid dividends. Prior to December 25, 2024, the Series A Preferred Stock is redeemable at Holdings’ option, in whole but not in part, within 90 days of the occurrence of certain rating agency events at a redemption price equal to $25,500 per share, plus declared and unpaid dividends or certain regulatory capital events at a redemption price equal to $25,000 per share, plus any declared and unpaid dividends.
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
On May 20, 2020, Holdings’ Board of Directors declared a cash dividend on Holdings’ common stock of $0.17 per share, payable on June 15, 2020 to shareholders of record as of June 5, 200.
On February 26, 2020, Holdings’ Board of Directors declared a cash dividend of $393.741 per share on the Company’s Series A Preferred Stock, with a liquidation preference of $25,000 per share, which are represented by depositary shares, each representing a 1/1,000th interest in a share of Series A Preferred Stock, holders of which will receive approximately $0.39 per depositary share. The dividend was paid on March 16, 2020 to holders of record as of March 5, 2020.
On May 20, 2020, Holdings’ Board of Directors declared a cash dividend of $328.125 per share on the Company’s Series A Preferred Stock, with a liquidation preference of $25,000 per share, which are represented by depositary shares, each representing a 1/1,000th interest in a share of Series A Preferred Stock, holders of which will receive approximately $0.33 per depositary share. The dividend was paid on June 15, 2020 to holders of record as of June 5, 200.
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
During the three and six months ended June 30, 2020 , Holdings repurchased 1.3 million and 14.9 million shares, respectively, of its common stock.

As of June 30, 2020, Holdings had a remaining capacity of approximately $370 million remaining in the 2020 Program.
Credit Facility with AB
On November 4, 2019, Holdings made available to AB a $900 million committed, unsecured senior credit facility (the “EQH Facility”). The EQH Facility matures on November 4, 2024 and is available for AB’s general business purposes. Borrowings by AB under the EQH Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates. For additional information regarding the EQH Facility, see “Sources and Uses of Liquidity of our Investment Management and Research Segment.”
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
Hedging Activities
Because the future claims exposure on our insurance products, and in particular our variable annuity products with GMxB features, is sensitive to movements in the equity markets and interest rates, we have in place various hedging and reinsurance programs that are designed to mitigate the economic risks of movements in the equity markets and interest rates. We use derivatives as part of our overall asset/liability risk management program primarily to reduce exposures to equity market and interest rate risks. In addition, we use credit derivatives to replicate exposure to individual securities or pools of securities as a means of achieving credit exposure similar to bonds of the underlying issuer(s) more efficiently. The derivative contracts are an integral part of our risk management program, especially for the management of our variable annuities program, and are collectively managed to reduce the economic impact of unfavorable movements in capital markets. These derivative transactions require liquidity to meet payment obligations such as payments for periodic settlements, purchases, maturities and terminations as well as liquid assets pledged as collateral related to any decline in the net estimated fair value. Collateral calls represent one of our biggest drivers for liquidity needs for our insurance subsidiaries. Our derivatives contracts reside primarily within Equitable Financial, which has a significantly large investment portfolio.

FHLB Membership
Equitable Financial is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides Equitable Financial with access to collateralized borrowings and other FHLBNY products. At June 30, 2020, we had $4.9 billion of short-term outstanding funding agreements and $1.8 billion of long-term outstanding funding agreements issued to the FHLBNY and had posted $8.6 billion securities as collateral for funding agreements. In addition, Equitable Financial implemented a hedge to lock in the funding agreements borrowing rate, and $8 million of hedge impact was reported as funding agreement carrying value.
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
The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of June 30, 2020, AB was in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments automatically would terminate.
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
As of June 30, 2020, and December 31, 2019, AB had no amounts outstanding under the AB Credit Facility. During the six months ended June 30, 2020 and the full year 2019, AB did not draw upon the AB Credit Facility.
EQH Facility
In addition to the AB Credit Facility, AB has the EQH Facility with Holdings. The EQH Facility matures on November 4, 2024 and is available for AB’s general business purposes. Borrowings under the EQH Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates.
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
As of June 30, 2020 and December 31, 2019, AB had $685 million and $560 million, respectively, outstanding under the EQH Facility with interest rates of approximately 0.2% and 1.6%, respectively. Average daily borrowing of the EQH Facility for the six months ended June 30, 2020 and for the 57 days it was available in 2019 were $591 million and $359 million, respectively, with a weighted average interest rate of approximately 0.7% and 1.6% respectively.
Commercial Paper
As of June 30, 2020 and December 31, 2019 AB had no commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the six months ended June 30, 2020 and during the 317 days commercial paper was outstanding in 2019 were $91 million and $439 million, respectively, with weighted average interest rates of approximately 0.7% and 2.6%, respectively.
AB Revolver
AB has a $200 million committed, unsecured senior revolving credit facility (the “AB Revolver”) with a leading international bank, maturing on November 16, 2021. The AB Revolver is available for AB’s business purposes, including the provision of additional liquidity to meet funding requirements. AB can draw directly under the AB Revolver and management expects to draw on the AB Revolver from time to time. The AB Revolver contains affirmative, negative and financial covenants that are identical to those of the AB Credit Facility. As of both June 30, 2020 and December 31, 2019, AB had no amount outstanding under the AB Revolver. Average daily borrowings of the AB Revolver during the first six months ended June 30, 2020 and full year 2019 were $19 million and $24 million, respectively, with weighted average interest rates of approximately 1.7% and 3.2%, respectively.
In addition, AB currently has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit AB to borrow up to an aggregate of $175 million, while the other line has no stated limit. As of June 30, 2020 and December 31, 2019, AB had no outstanding balance on these lines of credit. Average daily borrowings on the lines of credit during the six months ended June 30, 2020 and full year 2019 were $2 million and $2 million, respectively, with weighted average interest rates of approximately 1.5% and 1.9%, respectively.
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

	As of June 30, 2020
	Holdings	AB	Consolidated
	(in millions)
Short-term debt:
Total short-term debt	$—	$—	$—
Long-term debt:
Senior Notes (5.00%, due 2048)	1,480	—	1,480
Senior Notes (4.35%, due 2028)	1,488	—	1,488
Senior Notes (3.90%, due 2023)	796	—	796
Senior Debentures, 7.0%, due 2028	349	—	349
Total long-term debt	4,113	—	4,113
Total borrowings	$4,113	$—	$4,113

	As of December 31, 2019
	Holdings	AB	Consolidated
	(in millions)
Short-term debt:
Total short-term debt	$—	$—	$—
Long-term debt:
Senior Notes (5.00%, due 2048)	1,480	—	1,480
Senior Notes (4.35%, due 2028)	1,487	—	1,487
Senior Notes (3.90%, due 2023)	795	—	795
Senior Debentures, 7.0%, due 2028	349	—	349
Total long-term debt	4,111	—	4,111
Total borrowings	$4,111	$—	$4,111

Notes and Debentures
In April 2018, we issued $3.8 billion in aggregate principal amount of notes (consisting of $800 million aggregate principal amount of 3.9% Senior Notes due 2023, $1.5 billion aggregate principal amount of 4.35% Senior Notes due 2028 and $1.5 billion aggregate principal amount of 5.0% Senior Notes due 2048) to third party investors. As of June 30, 2020, we had outstanding $349 million aggregate principal amount of Senior Debentures due 2028 (the “Senior Debentures”).
The Senior Notes and Senior Debentures contain customary affirmative and negative covenants, including a limitation on certain liens and a limit on the Company’s ability to consolidate, merge or sell or otherwise dispose of all or substantially all of its assets. The Senior Notes and Senior Debentures also include customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding Senior Notes and Senior Debentures may be accelerated. As of June 30, 2020, we were in compliance with all covenants.

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
Financial strength ratings represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. The following table summarizes the ratings for Holdings and certain of its subsidiaries. Moody and AM Best have a stable outlook while S&P has a negative outlook.

	AM Best	S&P	Moody’s
Last review date	Dec '19	Jun '20	May '20
Financial Strength Ratings:
Equitable Financial Life Insurance Company	A	A+	A2
Equitable Financial Life Insurance Company of America	A	A+	A2

Credit Ratings:
Equitable Holdings, Inc.	bbb+	BBB+	Baa2

Last review date		Jun '20	Jun '20
AllianceBernstein Holding L.P.	—	A	A2

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
Off-Balance Sheet Arrangements
At June 30, 2020, we were not a party to any off-balance sheet transactions other than those Guarantees and Commitments described in Note 14 of the Notes to the Consolidated Financial Statements.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in our consolidated financial statements included elsewhere herein. For a discussion of our significant accounting policies, see Note 2 to the Company’s consolidated financial statements included in our 2019 Form 10-K. The most critical estimates include those used in determining:
•liabilities for future policy benefits;
•accounting for reinsurance;
•capitalization and amortization of DAC and policyholder bonus interest credits;
•estimated fair values of investments in the absence of quoted market values and investment impairments;

•estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation;
•goodwill and related impairment;
•measurement of income taxes and the valuation of deferred tax assets; and
•liabilities for litigation and regulatory matters.
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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The management of the Company, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2020. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.
Due to the material weakness described below, the Company’s CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2020.
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
Remediation Activities: Material Weakness Related to Actuarial Models, Assumptions and Data
•We have designed, implemented and tested an enhanced model validation control framework, including a rotational schedule to periodically re-validate all U.S. GAAP models.
•We have designed, implemented and tested enhanced controls and governance processes for new model implementations.
•We have designed, implemented and tested enhanced controls for model changes.
•We have designed, implemented and tested enhanced controls over the annual assumption setting process, including a comprehensive master assumption inventory and risk framework.
•We have designed, implemented and tested new controls and are redesigning certain of these controls to validate the reliability of significant data flows feeding actuarial models and assumptions
Second quarter 2020 controls have operated as designed. However, given that certain controls noted above have only operated effectively in one financial closing cycle during the year, and controls are still being redesigned, we have determined that further work and sustained operation is appropriate before concluding the controls are operationally effective.
Changes in Internal Control Over Financial Reporting
As described above, the Company continues to design certain controls in connection with its remediation plan. These remediation efforts related to the material weakness described above represent changes in our internal control over financial reporting for the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 14 of the Notes to the Consolidated Financial Statements (unaudited) in this Form 10-Q. See “Risk Factors—Legal and Regulatory Risks—Legal and regulatory actions could have a material adverse effect on our reputation, business, results of operations or financial condition” in our Form 10-K for the year ended December 31, 2019.
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
The novel coronavirus (COVID-19) pandemic has adversely impacted our business and could materially adversely affect our business, results of operations or financial condition in the future.
The COVID-19 pandemic has negatively impacted the U.S. and global economies, created significant volatility in the capital markets and dramatically increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and schools and the institution of social distancing and sheltering in place requirements in many states and local communities. It remains unclear whether states and municipalities across the U.S. will be able to safely re-open schools in several weeks given the spread of the virus. Businesses or schools that reopen may also restrict or limit access for the foreseeable future or on a permanent basis. As a result, our ability to sell products through our regular channels and the demand for our products and services has been significantly impacted. The extent to which the COVID-19 pandemic impacts our business, results of operations or financial condition will depend on future developments that are highly uncertain, including the severity and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic, and could cause us to revise financial targets or other guidance we have previously provided.
While we have implemented risk management and contingency plans and taken other precautions with respect to the COVID-19 pandemic, such measures may not adequately protect our business from the full impacts of the pandemic. Currently, most of our employees and advisors are working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce additional operational risk, including but not limited to cybersecurity risks, and impair our ability to effectively manage our business. We also outsource a variety of functions to third parties, including certain of our administrative operations which are in India. As a result, we rely upon the successful implementation and execution of the business continuity planning of such entities in the current environment. While we closely monitor the business continuity activities of these third parties, successful implementation and execution of their business continuity strategies are largely outside our control. If one or more of the third parties to whom we outsource certain critical business activities experience operational failures as a result of the impacts from the spread of COVID-19, or claim that they cannot perform due to a force majeure, it could adversely impact our business, results of operations or financial condition.
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
Additionally, COVID-19 could negatively affect our internal controls over financial reporting as the vast majority of our employees are required to work from home and most onsite locations remain closed, and therefore new processes, procedures, and controls could be required to respond to changes in our business environment. Further, should any key employees become ill from COVID-19 and unable to work, our ability to operate our internal controls may be adversely impacted.
Any of these events could cause or contribute to the risks and uncertainties enumerated in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q and could materially adversely affect our business, results of operations or financial condition.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Holdings during the three months ended June 30, 2020, of its common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/20 through 4/30/20	—	$—	—	$395,415,361
5/1/20 through 5/31/20	—	$—	—	$395,415,361
6/1/20 through 6/30/20	1,260,910	$19.81	1,260,910	$370,431,157
Total	1,260,910	$19.81	1,260,910	$370,431,157
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.   Other Information
None.

Item 6.  Exhibits

Number		Description and Method of Filing
31.1	#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101).
______________
# Filed herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Equitable Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2020	EQUITABLE HOLDINGS, INC.

	By:	/s/ Anders Malmström
		Name:	Anders Malmström
		Title:	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2020		/s/ William Eckert
		Name:	William Eckert
		Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)