Form 10-Q
period 2020-09-30
Equitable Holdings, Inc.
filed 2020-11-05
CIK 1333986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2020, 444,684,279 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

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

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

EQUITABLE HOLDINGS, INC.
Consolidated Balance Sheets
September 30, 2020 (Unaudited) and December 31, 2019

	September 30, 2020	December 31, 2019
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $70,307 and $62,937) (allowance for credit losses of $13 at September 30, 2020)	$79,379	$66,343
Mortgage loans on real estate (net of allowance for credit losses of $70 at September 30, 2020)	12,802	12,107
Policy loans	4,123	3,735
Other equity investments (1)	1,428	1,344
Trading securities, at fair value	6,244	7,031
Other invested assets (1)	1,802	2,780
Total investments	105,778	93,340
Cash and cash equivalents (1)	8,684	4,405
Cash and securities segregated, at fair value	1,869	1,095
Broker-dealer related receivables	1,929	1,987
Deferred policy acquisition costs	4,171	5,837
Goodwill and other intangible assets, net	4,745	4,751
Amounts due from reinsurers (allowance for credit losses of $0 at September 30, 2020)	4,580	4,592
GMIB reinsurance contract asset, at fair value	2,818	2,139
Other assets (1)	4,476	3,800
Assets held-for-sale	—	962
Separate Accounts assets	123,446	126,910
Total Assets	$262,496	$249,818
LIABILITIES
Policyholders’ account balances	$62,726	$58,879
Future policy benefits and other policyholders' liabilities	41,139	34,635
Broker-dealer related payables	760	722
Customer related payables	3,461	2,523
Amounts due to reinsurers	1,391	1,404
Short-term and long-term debt	4,114	4,111
Current and deferred income taxes	1,648	528
Other liabilities (1)	4,864	3,970
Liabilities held-for-sale	—	724
Separate Accounts liabilities	123,446	126,910
Total Liabilities	$243,549	$234,406
Redeemable noncontrolling interest (1) (2)	$95	$365
Commitments and contingent liabilities (Note 13)
EQUITY
Equity attributable to Holdings:
Preferred stock and additional paid-in capital, $1 par value and $25,000 liquidation preference	$1,269	$775
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 552,896,328 and 552,896,328 shares issued, respectively; 444,708,017 and 463,711,392 shares outstanding, respectively	5	5
Additional paid-in capital	1,953	1,920
Treasury stock, at cost, 108,188,311 and 89,184,936 shares, respectively	(2,147)	(1,832)
Retained earnings	12,032	11,744
Accumulated other comprehensive income (loss)	4,188	844
Total equity attributable to Holdings	17,300	13,456
Noncontrolling interest	1,552	1,591
Total Equity	18,852	15,047
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$262,496	$249,818
____________
(1)    See Note 2 for details of balances with variable interest entities.
(2)    See Note 12 for details of Redeemable noncontrolling interest.
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Income (Loss)
For the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$914	$980	$2,787	$2,847
Premiums	221	284	754	847
Net derivative gains (losses)	(1,472)	(453)	1,890	(2,323)
Net investment income (loss)	879	824	2,530	2,815
Investment gains (losses), net:
Credit losses on AFS debt securities and loans	(4)	—	(47)	—
Other investment gains (losses), net	21	199	237	176
Total investment gains (losses), net	17	199	190	176
Investment management and service fees	1,126	1,101	3,314	3,172
Other income	155	143	434	409
Total revenues	1,840	3,078	11,899	7,943

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	1,034	1,735	4,546	3,551
Interest credited to policyholders’ account balances	306	320	930	944
Compensation and benefits	503	502	1,498	1,523
Commissions and distribution-related payments	342	317	982	905
Interest expense	52	54	152	167
Amortization of deferred policy acquisition costs	90	128	1,555	489
Other operating costs and expenses	436	449	1,308	1,315
Total benefits and other deductions	2,763	3,505	10,971	8,894
Income (loss) from continuing operations, before income taxes	(923)	(427)	928	(951)
Income tax (expense) benefit	218	121	(141)	334
Net income (loss)	(705)	(306)	787	(617)
Less: Net income (loss) attributable to the noncontrolling interest	74	68	197	201
Net income (loss) attributable to Holdings	(779)	(374)	590	(818)
Less: Preferred stock dividends	11	—	34	—
Net income (loss) available to Holdings’ common shareholders	$(790)	$(374)	$556	$(818)

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$(1.77)	$(0.76)	$1.23	$(1.64)
Diluted	$(1.77)	$(0.76)	$1.22	$(1.64)
Weighted average common shares outstanding (in millions):
Basic	447.5	490.4	453.0	499.8
Diluted	447.5	490.4	454.1	499.8

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(705)	$(306)	$787	$(617)
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	229	746	3,273	2,874
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	21	18	71	85
Foreign currency translation adjustment	16	(12)	1	(12)
Total other comprehensive income (loss), net of income taxes	266	752	3,345	2,947
Comprehensive income (loss)	(439)	446	4,132	2,330
Less: Comprehensive income (loss) attributable to the noncontrolling interest	80	63	198	194
Comprehensive income (loss) attributable to Holdings	$(519)	$383	$3,934	$2,136
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Equity
For the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

	Three Months Ended September 30,
	Equity Attributable to Holdings
	Preferred Stock and Additional Paid-In Capital	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
		(in millions)
July 1, 2020	$775	$5	$1,938	$(2,047)	$12,899	$3,928	$17,498	$1,540	$19,038
Stock compensation	—	—	15	—	—	—	15	3	18
Purchase of treasury stock	—	—	—	(100)	—	—	(100)	—	(100)
Reissuance of treasury stock		—	—	—	(1)		(1)		(1)
Repurchase of AB Holding units	—	—	—	—	—	—	—	(2)	(2)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(68)	(68)
Stockholder dividends (cash dividends declared per common share of $0.17)	—	—	—	—	(76)	—	(76)	—	(76)
Dividends on preferred stock					(11)		(11)		(11)
Net income (loss)	—	—	—	—	(779)	—	(779)	73	(706)
Issuance of preferred stock	494	—	—	—	—	—	494	—	494
Other comprehensive income (loss)	—	—	—	—	—	260	260	6	266
Other	—	—	—	—	—	—	—	—	—
September 30, 2020	$1,269	$5	$1,953	$(2,147)	$12,032	$4,188	$17,300	$1,552	$18,852

July 1, 2019	$—	$5	$1,901	$(1,232)	$13,209	$789	$14,672	$1,545	$16,217
Stock compensation	—	—	(20)	6	—	—	(14)	4	(10)
Purchase of treasury stock	—	—	—	(43)	—	—	(43)	—	(43)
Reissuance of treasury stock	—	—	—	—	(1)	—	(1)	—	(1)
Retirement of common stock		—	—	—	1	—	1	—	1
Repurchase of AB Holding units	—	—	—	—	—	—	—	(9)	(9)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(62)	(62)
Stockholder dividends (cash dividends declared per common share of $0.15)	—	—	—	—	(74)	—	(74)	—	(74)
Net income (loss)	—	—	—	—	(374)	—	(374)	61	(313)
Other comprehensive income (loss)	—	—	—	—	—	757	757	(5)	752
Other	—	—	16	—	—	—	16	8	24
September 30, 2019	$—	$5	$1,897	$(1,269)	$12,761	$1,546	$14,940	$1,542	$16,482

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Equity
For the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

		Nine Months Ended September 30,
	Equity Attributable to Holdings
	Preferred Stock and Additional Paid-In Capital	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
	(in millions)
January 1, 2020	$775	$5	$1,920	$(1,832)	$11,744	$844	$13,456	$1,591	$15,047
Cumulative effect of adoption of ASU 2016-03, CECL	—	—	—	—	(30)	—	(30)	—	(30)
Stock compensation	—	—	44	15	—	—	59	8	67
Purchase of treasury stock	—	—	—	(330)	—	—	(330)	—	(330)
Reissuance of treasury stock		—	—	—	(16)	—	(16)	—	(16)
Repurchase of AB Holding units	—	—	(31)	—	—	—	(31)	(19)	(50)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(230)	(230)
Dividends on common stock (cash dividends declared per common share of $0.49)	—	—	—	—	(222)	—	(222)	—	(222)
Dividends on preferred stock	—	—	—	—	(34)	—	(34)	—	(34)
Issuance of preferred stock	494	—	—	—	—	—	494	—	494
Net income (loss)	—	—	—	—	590	—	590	201	791
Other comprehensive income (loss)	—	—	—	—	—	3,344	3,344	1	3,345
Other	—	—	20	—	—	—	20	—	20
September 30, 2020	$1,269	$5	$1,953	$(2,147)	$12,032	$4,188	$17,300	$1,552	$18,852

January 1, 2019	$—	$5	$1,908	$(640)	$13,937	$(1,408)	$13,802	$1,566	$15,368
Stock compensation	—	—	(11)	8	—	—	(3)	16	13
Purchase of treasury stock	—	—	—	(637)	—	—	(637)	—	(637)
Reissuance of treasury stock	—	—	—	—	(1)	—	(1)	—	(1)
Retirement of common stock	—	—	—	—	(142)	—	(142)	—	(142)
Repurchase of AB Holding units	—	—	—	—	—	—	—	(30)	(30)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(186)	(186)
Dividends on common stock (cash dividends declared per common share of $0.43)	—	—	—	—	(215)	—	(215)	—	(215)
Net income (loss)	—	—	—	—	(818)	—	(818)	175	(643)
Other comprehensive income (loss)	—	—	—	—	—	2,954	2,954	(7)	2,947
Other	—	—	—	—	—	—	—	8	8
September 30, 2019	$—	$5	$1,897	$(1,269)	$12,761	$1,546	$14,940	$1,542	$16,482

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(in millions)
Cash flows from operating activities:
Net income (loss)	$787	$(617)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	930	944
Policy charges and fee income	(2,787)	(2,847)
Net derivative (gains) losses	(1,890)	2,323
Credit losses on AFS debt securities and loans	47	—
Investment (gains) losses, net	(287)	(176)
Loss on businesses held-for-sale	50	—
Realized and unrealized (gains) losses on trading securities	(133)	(485)
Non-cash long term incentive compensation expense	55	90
Non-cash pension plan restructuring	—	—
Amortization and depreciation	1,668	564
Equity (income) loss from limited partnerships	14	(67)
Changes in:
Net broker-dealer and customer related receivables/payables	980	(504)
Reinsurance recoverable	(316)	(70)
Segregated cash and securities, net	(774)	211
Capitalization of deferred policy acquisition costs	(489)	(544)
Future policy benefits	1,867	943
Current and deferred income taxes	237	30
Other, net	46	(87)
Net cash provided by (used in) operating activities	$5	$(292)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$10,422	$9,850
Mortgage loans on real estate	454	708
Trading account securities	1,529	8,762
Real estate joint ventures	—	3
Short term investments	1,434	2,011
Other	570	162
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(17,393)	(24,448)
Mortgage loans on real estate	(1,208)	(912)
Trading account securities	(550)	(1,072)
Short term investments	(1,100)	(2,148)
Other	(702)	(302)
Proceeds from the sale of business	164	—
Cash settlements related to derivative instruments	2,503	179
Repayments of loans to affiliates	—	—
Investment in capitalized software, leasehold improvements and EDP equipment	(44)	(72)
Other, net	(47)	(132)
Net cash provided by (used in) investing activities	$(3,968)	$(7,411)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$7,928	$9,944
Withdrawals	(3,116)	(3,551)
Transfers (to) from Separate Accounts	1,919	1,358

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(in millions)
Change in short-term financings	—	(163)
Change in collateralized pledged assets	60	3
Change in collateralized pledged liabilities	1,973	1,900
(Decrease) increase in overdrafts payable	3	(73)
Dividends paid on common stock	(222)	(215)
Dividends paid on preferred stock	(34)	—
Issuance of preferred stock	494	—
Purchases of AB Holding Units to fund long-term incentive compensation plan awards	(54)	(82)
Purchase of treasury shares	(330)	(787)
Purchases (redemptions) of noncontrolling interests of consolidated company-sponsored investment funds	(260)	138
Distribution to noncontrolling interest of consolidated subsidiaries	(230)	(186)
Increase (decrease) in securities sold under agreement to repurchase	—	(573)
Other, net	45	—
Net cash provided by (used in) financing activities	$8,176	$7,713

Effect of exchange rate changes on cash and cash equivalents	$1	$(8)
Change in cash and cash equivalents	4,214	2
Cash and cash equivalents, beginning of year	4,405	4,469
Change in cash of businesses held-for-sale	65	—
Cash and cash equivalents, end of year	$8,684	$4,471

Non-cash transactions:
Right-of-use assets obtained in exchange for lease obligations	$24	$41

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
At both September 30, 2020 and December 31, 2019, the Company’s economic interest in AB was approximately 65%. The general partner of AB, AllianceBernstein Corporation (the “General Partner”), is a wholly-owned subsidiary of the Company. Because the General Partner has the authority to manage and control the business of AB, AB is consolidated in the Company’s financial statements for all periods.
Sale of U.S. Financial Life Insurance Company and MONY Life Insurance Company of the Americas, Ltd
On December 10, 2019, Holdings entered into a definitive agreement to sell U.S. Financial Life Insurance Company (“USFL”) and MONY Life Insurance Company of the Americas, Ltd (“MLICA”), indirect wholly-owned subsidiaries of Holdings. The transaction closed on April 1, 2020. Accordingly, the Company recognized an impairment loss in Investment gains (losses), net, in the consolidated statements of income (loss) of $39 million and $105 million, net of income tax, during the nine months ended September 30, 2020 and year ended December 31, 2019, respectively. In addition, the assets and liabilities of USFL and MLICA were reported as “held-for-sale” in the Company’s consolidated balance sheets from December 31, 2019 through the date the transaction closed. The assets held-for-sale were reported in the Protection Solutions segment as of December 31, 2019.
2)     SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The unaudited interim consolidated financial statements (the “consolidated financial statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to the Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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
All significant intercompany transactions and balances have been eliminated in consolidation. The terms “third quarter 2020” and “third quarter 2019” refer to the three months ended September 30, 2020 and 2019, respectively. The terms “first nine months of 2020” and “first nine months of 2019” refer to the nine months ended September 30, 2020 and 2019, respectively.
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

ASU 2019-05 provides entities that have instruments within the scope of Subtopic 326-20 an option to irrevocably elect the fair value option on an instrument-by-instrument basis upon adoption of Topic 326.

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

In November 2019, ASU 2019-09 was issued which modified ASU 2018-12 to be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted. On September 30, 2020, the FASB tentatively affirmed its decision to defer the effective date of the amendments in ASU 2018-12, for all insurance entities by one year. Early adoption would still be allowed.

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

Goodwill
Starting as of June 30, 2020, the Company changed its measurement of the fair value of the Company’s Investment Management and Research reporting unit from a discounted cash flow valuation technique to a market valuation approach. Under the market valuation approach, the fair value of the reporting unit is based on its adjusted market valuation assuming a control premium. The Company has determined that this valuation technique provides a more exact determination of fair value for the reporting unit. This approach will be applied when the Company performs its annual testing for goodwill recoverability at December 31, 2020. The Company also determined that if the market valuation approach had been applied in the first quarter 2020, it would not have resulted in an impairment of the reporting unit.
Investments
The carrying values of fixed maturities classified as available-for-sale (“AFS”) are reported at fair value. Changes in fair value are reported in OCI, net of allowance for credit losses, policy related amounts and deferred income taxes. With the adoption of the new Financial Instruments-Credit Losses standard, changes in credit losses are recognized in Investment gains (losses), net. The redeemable preferred stock investments that are reported in fixed maturities include real estate investment trusts (“REIT”), perpetual preferred stock and redeemable preferred stock. These securities may not have a stated maturity, may not be cumulative, and do not provide for mandatory redemption by the issuer.
The Company determines the fair values of fixed maturities and equity securities based upon quoted prices in active markets, when available, or through the use of alternative approaches when market quotes are not readily accessible or available. These alternative approaches include matrix or model pricing and use of independent pricing services, each supported by reference to principal market trades or other observable market assumptions for similar securities. More specifically, the matrix pricing approach to fair value is a discounted cash flow methodology that incorporates market interest rates commensurate with the credit quality and duration of the investment. The Company’s management, with the assistance of its investment advisors, evaluates AFS debt securities that experienced a decline in fair value below amortized cost for credit losses which are evaluated in accordance with the new financial instruments credit losses guidance effective January 1, 2020. Integral to this review is an assessment made each quarter, on a security-by-security basis, by the Company’s Investments Under Surveillance (“IUS”) Committee, of various indicators of credit deterioration to determine whether the investment security has experienced a credit loss. This assessment includes, but is not limited to, consideration of the severity of the unrealized loss, failure, if any, of the issuer of the security to make scheduled payments, actions taken by rating agencies, adverse conditions specifically related to the security or sector, and the financial strength, liquidity and continued viability of the issuer.
The Company recognizes an allowance for credit losses on AFS debt securities with a corresponding adjustment to earnings rather than a direct write down that reduces the cost basis of the investment, and credit losses are limited to the amount by which the security’s amortized cost basis exceeds its fair value. Any improvements in estimated credit

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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
Corporate owned life insurance (“COLI”) has been purchased by the Company and certain subsidiaries on the lives of certain key employees and the Company and these subsidiaries are named as beneficiaries under these policies. COLI is carried at the cash surrender value of the policies. At September 30, 2020 and December 31, 2019, the carrying value of COLI was $958 million and $944 million, respectively, and is reported in Other invested assets in the consolidated balance sheets.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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
Within the IUS process, Commercial mortgages 60 days or more past due and agricultural mortgages 90 days or more past due, as well as all mortgages in the process of foreclosure, are identified as problem loans. Based on its monthly monitoring of mortgages, a class of potential problem loans are also identified, consisting of mortgage loans not currently classified as problem loans but for which management has doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the loan becoming a problem or being modified. The decision whether to classify a performing mortgage loan as a potential problem involves judgments by management as to likely future industry conditions and developments with respect to the borrower or the individual mortgaged property.
Individually assessed mortgage loans without provision for losses are mortgage loans where the fair value of the collateral or the net present value of the expected future cash flows related to the loan equals or exceeds the recorded

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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
Consolidated VIEs
At September 30, 2020 and December 31, 2019, the Company consolidated one real estate joint venture for which it was identified as the primary beneficiary under the VIE model. The consolidated entity is jointly owned by Equitable Financial Life Insurance Company (“Equitable Financial”) and AXA France and holds an investment in a real estate venture. Included in Other invested assets in the Company’s consolidated balance sheets at September 30, 2020 and December 31, 2019 are total assets of $31 million and $32 million, respectively, related to this VIE, primarily resulting from the consolidated presentation of this real estate joint venture as real estate held for sale.
As of September 30, 2020, Equitable Financial holds $18 million of equity interests in a newly formed Special Purpose Entity, (“SPE”) established to purchase loans from the market in anticipation of a Collateralized Loan Obligation (“CLO”) transaction. The Company has determined it will consolidate the SPE as of September 30, 2020 as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the SPE loan manager.
Consolidated AB-Sponsored Investment Funds
Included in the Company’s consolidated balance sheet at September 30, 2020 and December 31, 2019 are assets of $169 million and $424 million, liabilities of $7 million and $12 million, and redeemable noncontrolling interests of $39 million and $273 million, respectively, associated with the consolidation of AB-sponsored investment funds under the VIE model. Also included in the Company’s consolidated balance sheets at September 30, 2020 and December 31, 2019 are assets of $102 million and $188 million, liabilities of $23 million and $19 million, and redeemable noncontrolling interests of $18 million and $52 million, respectively, from consolidation of AB-sponsored investment funds under the VOE model. The assets of these consolidated funds are presented within Other invested assets and Cash and cash equivalents, and liabilities of these consolidated funds are presented with Other liabilities in the Company’s consolidated balance sheets; ownership interests not held by the Company relating to consolidated VIEs and VOEs are presented either as redeemable or non-redeemable noncontrolling interests, as appropriate. Redeemable noncontrolling interests are presented in mezzanine equity and non-redeemable noncontrolling interests are presented within permanent equity. The Company is not required to provide financial support to these Company-sponsored investment funds, and only the assets of such funds are available to settle each fund’s own liabilities.
Non-Consolidated VIEs
At September 30, 2020 and December 31, 2019, respectively, the Company held approximately $1.3 billion and $1.2 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including hedge funds, private equity funds and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheets as Other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $156.7 billion and $160.2 billion at September 30, 2020 and December 31, 2019, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $1.3 billion and $1.2 billion and approximately $1.2 billion and $1.1 billion of unfunded commitments at September 30, 2020 and December 31, 2019, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
In addition, at September 30, 2020 and December 31, 2019, Other invested assets includes real estate held for production of income of $(4) million and $(5) million, respectively, as related to one non-consolidated real estate joint venture.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Non-Consolidated AB-Sponsored Investment Products
As of September 30, 2020 and December 31, 2019, the net assets of investment products sponsored by AB that are non-consolidated VIEs are approximately $68.9 billion and $79.3 billion, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is its investment of $7 million and $8 million at September 30, 2020 and December 31, 2019, respectively. The Company has no further commitments to or economic interest in these VIEs.
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
Annual Update
The net impact of assumption changes in the third quarter of 2020 decreased Policy charges and fee income by $23 million, increased Policyholders’ benefits by $193 million, increased Interest credited to policyholders’ account balances by $5 million, decreased Net derivative losses by $112 million and decreased Amortization of DAC by $35 million. This resulted in a decrease in Income (loss) from operations, before income taxes of $74 million and decreased Net income (loss) by $58 million. Third quarter 2020 assumption updates include a pre-tax gain of $445 million attributable to the removal of the credit risk adjustment from our fair value scenario calibration to better align with US valuation practices, offset by updates to our mortality and policyholder behavior assumptions to reflect emerging experience.
The net impact of assumption changes in the third quarter of 2019 increased Policy charges and fee income by $3 million, increased Policyholders’ benefits by $875 million, decreased Interest credited to policyholders’ account balances by $13 million, increased Net derivative losses by $578 million and decreased Amortization of DAC by $46 million. This resulted in a decrease in Income (loss) from operations, before income taxes of $1.4 billion and decreased Net income (loss) by $1.1 billion.
First Quarter Update

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
The net impact of the economic assumption update in the first quarter of 2020 increased Policy charges and fee income by $46 million, increased Policyholders’ benefits by $1.4 billion, decreased Interest credited to policyholders’ account balances by $6 million and increased Amortization of DAC by $1.1 billion. This resulted in a decrease in Income (loss) from continuing operations, before income taxes of $2.5 billion and decreased Net income (loss) of $2.0 billion.
Model Changes

In the first quarter of 2020, the Company adopted a new economic scenario generator to calculate the fair value of the GMIB reinsurance contract asset and GMxB derivative features liability, eliminating reliance on AXA Group for scenario production. The new economic scenario generator allows for a tighter calibration of U.S. indices, better reflecting the Company’s actual portfolio. The net impact of the new economic scenario generator resulted in an increase in Income (loss) from continuing operations, before income taxes of $201 million, and an increase to Net Income (loss) of $159 million during the first nine months of 2020.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Revision of Prior Period Financial Statements
The Company identified certain errors in its previously issued financial statements primarily related to the calculation of actuarially determined insurance contract assets and liabilities. The impact of these errors to the current and the prior periods consolidated financial statements were not considered to be material. In order to improve the consistency and comparability of the financial statements, management revised the consolidated financial statements to include the revisions discussed herein. See Note 16 to the Notes to Consolidated Financial Statements for details of the revisions.
3)    INVESTMENTS
Fixed Maturities Available-for-Sale
Accounting for credit impairments of fixed maturities classified as AFS has changed from a direct write-down, or other-than-temporary impairment (“OTTI”) approach, to an allowance for credit loss model starting in 2020 upon adoption of CECL (see Note 2, Significant Accounting Policies — Investments).
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within Other assets. Accrued interest receivable on AFS fixed maturities at September 30, 2020 was $547 million.
There was no accrued interest written off for AFS fixed maturities for the three and nine months ended September 30, 2020.
Comparative tables as of December 31, 2019 include OTTI, reported net of tax in OCI and in AOCI until realized.
The following tables provide information relating to the Company’s fixed maturities classified as AFS.
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses (4)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
September 30, 2020
Fixed Maturities:
Corporate (1)	$51,340	$13	$4,661	$176	$55,812
U.S. Treasury, government and agency	13,160	—	4,308	—	17,468
States and political subdivisions	762	—	116	—	878
Foreign governments	829	—	82	6	905
Residential mortgage-backed (2)	146	—	14	—	160
Asset-backed (3)	2,588	—	26	18	2,596
Commercial mortgage-backed	1,067	—	50	—	1,117
Redeemable preferred stock	415	—	31	3	443
Total at September 30, 2020	$70,307	$13	$9,288	$203	$79,379
December 31, 2019 (5)
Fixed Maturities:
Corporate (1)	$45,900	$—	$2,361	$62	$48,199
U.S. Treasury, government and agency	14,410	—	1,289	305	15,394
States and political subdivisions	638	—	70	3	705
Foreign governments	462	—	35	5	492
Residential mortgage-backed (2)	178	—	13	—	191
Asset-backed (3)	848	—	4	3	849
Redeemable preferred stock	501	—	17	5	513
Total at December 31, 2019	$62,937	$—	$3,789	$383	$66,343
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
20

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
(4)Amounts represent the allowance for credit losses for 2020 (see Note 2 Significant Accounting Policies – Investments).
(5)Excludes amounts reclassified as HFS.
The contractual maturities of AFS fixed maturities at September 30, 2020 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
September 30, 2020
Contractual maturities:
Due in one year or less	$4,326	$4,362
Due in years two through five	15,844	16,772
Due in years six through ten	18,836	20,887
Due after ten years	27,072	33,042
Subtotal	66,078	75,063
Residential mortgage-backed	146	160
Asset-backed	2,588	2,596
Commercial mortgage-backed	1,067	1,117
Redeemable preferred stock	415	443
Total at September 30, 2020	$70,294	$79,379

The following table shows proceeds from sales, gross gains (losses) from sales and credit losses for AFS fixed maturities for the three and nine months ended September 30, 2020 and 2019:
Proceeds from Sales, Gross Gains (Losses) from Sales and Credit Losses for AFS Fixed Maturities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Proceeds from sales	$1,433	$3,849	$6,200	$6,913
Gross gains on sales	$26	$205	$303	$223
Gross losses on sales	$(5)	$(4)	$(39)	$(29)

Credit losses (1)	$—	$—	$(13)	$—
______________
(1) Commencing with the Company’s adoption of ASU 2016-13 on January 1, 2020, credit losses on AFS debt securities were recognized as an allowance for credit losses. Prior to this, credit losses on AFS fixed maturities were recognized as OTTI.
The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
AFS Fixed Maturities - Credit Loss Impairments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Balance, beginning of period	$32	$25	$21	$58
Previously recognized impairments on securities that matured, paid, prepaid or sold	—	(4)	(2)	(37)
Recognized impairments on securities impaired to fair value this period (1)	—	—	—	—
Credit losses recognized this period on securities for which credit losses were not previously recognized	(3)	—	7	—
Additional credit losses this period on securities previously impaired	3	—	6	—
Increases due to passage of time on previously recorded credit losses	—	—	—	—
Accretion of previously recognized impairments due to increases in expected cash flows (for OTTI securities 2019 and prior)	—	—	—	—
Balance at September 30,	$32	$21	$32	$21
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

Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, July 1, 2020	$8,728	$(1,521)	$(1,034)	$(1,297)	$4,876
Net investment gains (losses) arising during the period	362	—	—	—	362
Reclassification adjustment:
Included in Net income (loss)	(21)	—	—	—	(21)
Excluded from Net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	23	(13)	(74)	(64)
Net unrealized investment gains (losses) excluding credit losses	9,069	(1,498)	(1,047)	(1,371)	5,153
Net unrealized investment gains (losses) with credit losses	3	(1)	—	—	2
Balance, September 30, 2020	$9,072	$(1,499)	$(1,047)	$(1,371)	$5,155

Balance, July 1, 2019	$2,929	$(649)	$(101)	$(481)	$1,698
Net investment gains (losses) arising during the period	1,619	—	—	—	1,619
Reclassification adjustment:
Included in Net income (loss)	(199)	—	—	—	(199)
Excluded from Net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	(374)	(121)	(150)	(645)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Net unrealized investment gains (losses) excluding credit losses	4,349	(1,023)	(222)	(631)	2,473
Net unrealized investment gains (losses) with credit losses (1)	—	—	—	—	—
Balance, September 30, 2019	$4,349	$(1,023)	$(222)	$(631)	$2,473

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2020	$3,453	$(894)	$(189)	$(497)	$1,873
Net investment gains (losses) arising during the period	5,898	—	—	—	5,898
Reclassification adjustment:
Included in Net income (loss)	(273)	—	—	—	(273)
Excluded from Net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	(606)	(859)	(875)	(2,340)
Net unrealized investment gains (losses) excluding credit losses	9,078	(1,500)	(1,048)	(1,372)	5,158
Net unrealized investment gains (losses) with credit losses	(6)	1	1	1	(3)
Balance, September 30, 2020	$9,072	$(1,499)	$(1,047)	$(1,371)	$5,155

Balance, January 1, 2019	$(522)	$100	$(88)	$104	$(406)
Net investment gains (losses) arising during the period	5,075	—	—	—	5,075
Reclassification adjustment:
Included in Net income (loss)	(204)	—	—	—	(204)
Excluded from Net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	(1,123)	(134)	(735)	(1,992)
Net unrealized investment gains (losses) excluding credit losses	4,349	(1,023)	(222)	(631)	2,473
Net unrealized investment gains (losses) with credit losses (1)	—	—	—	—	—
Balance, September 30, 2019	$4,349	$(1,023)	$(222)	$(631)	$2,473
_____________
(1)Credit losses for 2019 were OTTI losses.
The following tables disclose the fair values and gross unrealized losses of the 729 issues at September 30, 2020 and the 413 issues at December 31, 2019 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
September 30, 2020:
Fixed Maturities:
Corporate	$4,247	$121	$369	$50	$4,616	$171
Foreign governments	88	1	31	5	119	6
Asset-backed	1,324	16	74	2	1,398	18
Redeemable preferred stock	59	1	11	2	70	3
Total at September 30, 2020	$5,718	$139	$485	$59	$6,203	$198

December 31, 2019: (1) (2)
Fixed Maturities:
Corporate	$2,773	$42	$373	$20	$3,146	$62
U.S. Treasury, government and agency	4,309	305	2	—	4,311	305
States and political subdivisions	112	3	—	—	112	3
Foreign governments	11	—	47	5	58	5
Asset-backed	319	1	201	2	520	3
Redeemable preferred stock	29	—	49	5	78	5
Total at December 31, 2019	$7,553	$351	$672	$32	$8,225	$383
______________
(1)Amounts represents fixed maturities in an unrealized loss position that are not deemed to be OTTI for 2019.
(2)Excludes amounts reclassified as HFS.
The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.7% of total corporate securities. The largest exposures to a single issuer of corporate securities held at September 30, 2020 and December 31, 2019 were $373 million and $309 million, respectively, representing 2.0% and 2.1% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the National Association of Insurance Commissioners (“NAIC”) designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). At September 30, 2020 and December 31, 2019, respectively, approximately $2.0 billion and $1.4 billion, or 2.9% and 2.3%, of the $70.3 billion and $62.9 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $83 million and $21 million at September 30, 2020 and December 31, 2019, respectively.
At September 30, 2020 and December 31, 2019, respectively, the $59 million and $32 million of gross unrealized losses of twelve months or more were primarily concentrated in corporate securities, as applicable. In accordance with the policy described in Note 2, the Company concluded that an adjustment to income for OTTI (prior to January 1, 2020) nor an allowance for credit losses (after January 1, 2020) for these securities was not warranted at either September 30, 2020 or December 31, 2019. At September 30, 2020 and December 31, 2019, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of September 30, 2020, the Company determined that the unrealized loss was primarily due

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
to increases in credit spreads and changes in credit ratings due to the impact of the COVID-19 pandemic on financial markets and assessments of fundamental risks.
Mortgage Loans on Real Estate
Accrued interest receivable on commercial and agricultural mortgage loans at September 30, 2020 was $29 million and $32 million, respectively. There was no accrued interest written off for commercial and agricultural mortgage loans for the three and nine months ended September 30, 2020.
At September 30, 2020, the Company had no loans for which foreclosure was probable included within the individually assessed mortgage loans, and accordingly had no associated allowance for credit losses.
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial mortgage loans and agricultural mortgage loans during the three and nine months ended September 30, 2020 was as follows:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	(in millions)
Allowance for credit losses on mortgage loans (1):
Commercial mortgages:
Balance, beginning of period	$62	$33
Current-period provision for expected credit losses	4	33
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Net change in allowance	$4	$33
Ending Balance, September 30,	$66	$66

Agricultural mortgages:
Balance, beginning of period	$4	$3
Current-period provision for expected credit losses	—	1
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Net change in allowance	$—	$1
Ending Balance, September 30,	$4	$4

Total allowance for credit losses	$70	$70
_______________
(1)See Note 2 for discussion of the allowance of credit losses transition balance, which is included in the Balance, beginning of period.
The change in the allowance for credit losses is attributable to:
•increases/decreases in the loan balance due to new originations, maturing mortgages, and loan amortization;
•changes in credit quality; and
•changes in market assumptions primarily related to COVID-19 driven economic changes.
Credit Quality Information
The following tables summarize the Company’s mortgage loans segregated by risk rating exposure at September 30, 2020.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
LTV Ratios (1)

	At September 30, 2020
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Mortgage loans:
Commercial:
0% - 50%	$—	$—	$—	$324	$187	$650	$1,161
50% - 70%	935	411	885	760	2,432	1,608	7,031
70% - 90%	90	394	368	115	153	574	1,694
90% plus	—	—	12	5	—	216	233
Total commercial	$1,025	$805	$1,265	$1,204	$2,772	$3,048	$10,119

Agricultural:
0% - 50%	$181	$137	$168	$161	$232	$679	$1,558
50% - 70%	253	131	172	110	136	372	1,174
70% - 90%	—	—	3	—	—	18	21
90% plus	—	—	—	—	—	—	—
Total agricultural	$434	$268	$343	$271	$368	$1,069	$2,753

Total mortgage loans:
0% - 50%	$181	$137	$168	$485	$419	$1,329	$2,719
50% - 70%	1,188	542	1,057	870	2,568	1,980	8,205
70% - 90%	90	394	371	115	153	592	1,715
90% plus	—	—	12	5	—	216	233
Total mortgage loans	$1,459	$1,073	$1,608	$1,475	$3,140	$4,117	$12,872

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Debt Service Coverage Ratios (2)

	At September 30, 2020
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Mortgage loans:
Commercial:
Greater than 2.0x	$749	$492	$772	$268	$2,053	$1,268	$5,602
1.8x to 2.0x	227	77	118	378	184	524	1,508
1.5x to 1.8x	49	138	186	480	437	569	1,859
1.2x to 1.5x	—	56	154	78	97	533	918
1.0x to 1.2x	—	42	35	—	1	82	160
Less than 1.0x	—	—	—	—	—	72	72
Total commercial	$1,025	$805	$1,265	$1,204	$2,772	$3,048	$10,119

Agricultural
Greater than 2.0x	$52	$27	$39	$38	$73	$158	$387
1.8x to 2.0x	33	36	14	15	21	90	209
1.5x to 1.8x	103	38	45	41	52	212	491
1.2x to 1.5x	165	118	146	105	147	327	1,008
1.0x to 1.2x	77	39	91	71	57	265	600
Less than 1.0x	4	10	8	1	18	17	58
Total agricultural	$434	$268	$343	$271	$368	$1,069	$2,753
Total mortgage loans
Greater than 2.0x	$801	$519	$811	$306	$2,126	$1,426	$5,989
1.8x to 2.0x	260	113	132	393	205	614	1,717
1.5x to 1.8x	152	176	231	521	489	781	2,350
1.2x to 1.5x	165	174	300	183	244	860	1,926
1.0x to 1.2x	77	81	126	71	58	347	760
Less than 1.0x	4	10	8	1	18	89	130
Total mortgage loans	$1,459	$1,073	$1,608	$1,475	$3,140	$4,117	$12,872
______________
(1)The LTV ratio is derived from current loan balance divided by the fair value of the property. The fair value of the underlying commercial properties is updated annually for each mortgage loan.
(2)The DSC ratio is calculated using the most recently reported operating income results from property operations divided by annual debt service.

The following tables provide information relating to the LTV and DSC ratios for commercial and agricultural mortgage loans at September 30, 2020 and December 31, 2019. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.
Mortgage Loans by LTV and DSC Ratios

	DSC Ratio (2) (3)
LTV Ratio (1) (3):	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total
	(in millions)
September 30, 2020:
Mortgage loans:
Commercial:
0% - 50%	$952	$—	$185	$24	$—	$—	$1,161
50% - 70%	3,992	1,160	1,342	511	26	—	7,031

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	DSC Ratio (2) (3)
LTV Ratio (1) (3):	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total
	(in millions)
70% - 90%	574	348	332	306	134	—	1,694
90% plus	84	—	—	77	—	72	233
Total commercial	$5,602	$1,508	$1,859	$918	$160	$72	$10,119

Agricultural:
0% - 50%	$283	$107	$271	$529	$335	$33	$1,558
50% - 70%	104	100	220	460	265	25	1,174
70% - 90%	—	2	—	19	—	—	21
90% plus	—	—	—	—	—	—	—
Total agricultural	$387	$209	$491	$1,008	$600	$58	$2,753

Total mortgage loans:
0% - 50%	$1,235	$107	$456	$553	$335	$33	$2,719
50% - 70%	4,096	1,260	1,562	971	291	25	8,205
70% - 90%	574	350	332	325	134	—	1,715
90% plus	84	—	—	77	—	72	233
Total mortgage loans	$5,989	$1,717	$2,350	$1,926	$760	$130	$12,872

December 31, 2019:
Mortgage loans:
Commercial:
0% - 50%	$903	$38	$214	$25	$—	$—	$1,180
50% - 70%	4,097	1,195	1,118	795	242	—	7,447
70% - 90%	251	98	214	154	46	—	763
90% plus	—	—	—	—	—	—	—
Total commercial	$5,251	$1,331	$1,546	$974	$288	$—	$9,390

Agricultural:
0% - 50%	$322	$104	$241	$545	$321	$50	$1,583
50% - 70%	82	87	236	426	251	33	1,115
70% - 90%	—	—	—	19	—	—	19
90% plus	—	—	—	—	—	—	—
Total agricultural	$404	$191	$477	$990	$572	$83	$2,717

Total mortgage loans:
0% - 50%	$1,225	$142	$455	$570	$321	$50	$2,763
50% - 70%	4,179	1,282	1,354	1,221	493	33	8,562
70% - 90%	251	98	214	173	46	—	782
90% plus	—	—	—	—	—	—	—
Total mortgage loans	$5,655	$1,522	$2,023	$1,964	$860	$83	$12,107
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Past-Due and Nonaccrual Mortgage Loan Status
The following table provides information relating to the aging analysis of past-due mortgage loans at September 30, 2020 and December 31, 2019, respectively.
Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans (2)
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
September 30, 2020:
Mortgage loans:
Commercial	$—	$—	$—	$—	$10,119	$10,119	$—	$10,119	$—	$—
Agricultural	24	6	135	165	2,588	2,753	—	2,753	—	—
Total	$24	$6	$135	$165	$12,707	$12,872	$—	$12,872	$—	$—

December 31, 2019:
Mortgage loans:
Commercial	$—	$—	$—	$—	$9,390	$9,390	$—	$9,390	$—	$—
Agricultural	57	1	66	124	2,593	2,717	—	2,717	—	—
Total	$57	$1	$66	$124	$11,983	$12,107	$—	$12,107	$—	$—
_______________
(1) Amounts presented at amortized cost basis.
(2) Amounts for 2020 represent results for both the three and nine months ended September 30, 2020.
At September 30, 2020 and December 31, 2019, the carrying values of problem mortgage loans that had been classified as non-accrual loans were $0 million and $0 million, respectively.
Troubled Debt Restructuring
For the nine months ended September 30, 2020 , the Company had one commercial mortgage loan on real estate accounted for as a TDR with a pre-modification cost basis of $75 million and post-modification carrying value of $75 million. The one commercial mortgage loan TDR is 0.07% of the Company’s total invested assets. For the nine months ended September 30, 2020, the Company had six new privately negotiated fixed maturity TDRs with a pre-modification cost basis of $50 million and post-modification carrying value of $44 million. These TDRs did not have subsequent payment defaults nor additional commitments to lend. The six privately negotiated fixed maturity TDRs are 0.04% of the Company’s total invested assets. There were no mortgage loan on real estate or fixed maturities accounted for as a TDR during 2019.
Trading Securities
At September 30, 2020 and December 31, 2019, respectively, the fair value of the Company’s trading securities was $6.2 billion and $7.0 billion. At September 30, 2020 and December 31, 2019, respectively, trading securities included the General Account’s investment in Separate Accounts which had carrying values of $38 million and $58 million.
The table below shows a breakdown of Net investment income (loss) from trading securities during the three and nine months ended September 30, 2020 and 2019.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Net Investment Income (Loss) from Trading Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(13)	$15	$88	$492
Net investment gains (losses) recognized on securities sold during the period	16	14	45	(7)
Unrealized and realized gains (losses) on trading securities	3	29	133	485
Interest and dividend income from trading securities	60	62	159	227
Net investment income (loss) from trading securities	$63	$91	$292	$712

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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
Derivatives Utilized to Hedge Crediting Rate Exposure on SCS, SIO, MSO and IUL Products/Investment Options
The Company hedges crediting rates in the Structured Capital Strategies (“SCS”) variable annuity, Structured Investment Option in the EQUI-VEST variable annuity series (“SIO”), Market Stabilizer Option (“MSO”) in the variable life insurance products and Indexed Universal Life (“IUL”) insurance products. These products permit the contract owner to participate in the performance of an index, Exchange Traded Funds (“ETF”) or commodity price movement up to a cap for a set period of time. They also contain a protection feature, in which the Company will absorb, up to a certain percentage, the loss of value in an index, ETF or commodity price, which varies by product segment.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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
Derivative Instruments by Category

	At September 30, 2020			Nine Months Ended September 30, 2020
		Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivative Gains (Losses) (2)
	(in millions)
Derivative instruments:
Freestanding derivatives (1):
Equity contracts:
Futures	$4,480	$—	$—	$(401)
Swaps	20,718	28	18	(604)
Options	31,750	5,557	2,800	(481)
Interest rate contracts:
Swaps	24,024	1,699	341	3,587
Futures	19,922	—	—	2,051
Swaptions	—	—	—	9
Credit contracts:
Credit default swaps	1,534	24	18	2
Other freestanding contracts:
Foreign currency contracts	416	8	8	(3)
Margin	—	69	125	—
Collateral	—	14	4,965	—

Embedded derivatives:
GMIB reinsurance contracts (3)	—	2,818	—	737
GMxB derivative features liability (4)	—	—	12,204	(3,421)
SCS, SIO, MSO and IUL indexed features (5)	—	—	2,606	414
Total derivative instruments	$102,844	$10,217	$23,085

Net derivative gains (losses)				$1,890
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Derivative Instruments by Category

	At December 31, 2019			Nine Months Ended September 30, 2019
		Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivative Gains (Losses) (2)
	(in millions)
Derivative instruments:
Freestanding derivatives (1):
Equity contracts:
Futures	$4,257	$1	$1	$(990)
Swaps	17,156	9	281	(1,279)
Options	47,861	5,098	1,752	1,255
Interest rate contracts:
Swaps	23,793	468	526	2,843
Futures	20,901	—	—	188
Swaptions	3,201	16	—	146
Credit contracts:
Credit default swaps	1,400	21	6	9
Other freestanding contracts:
Foreign currency contracts	559	12	9	(11)
Margin	—	155	—	—
Collateral	—	74	3,016	—

Embedded derivatives:
GMIB reinsurance contracts (3)	—	2,139	—	740
GMxB derivative features liability (4)	—	—	8,502	(3,677)
SCS, SIO, MSO and IUL indexed features (5)	—	—	3,268	(1,547)
Total derivative instruments	$119,128	$7,993	$17,361

Net derivative gains (losses)				$(2,323)
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
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts at September 30, 2020 and December 31, 2019 are exchange-traded and net settled daily in cash. At September 30, 2020 and December 31, 2019, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Russell 2000 and Emerging Market indices, having initial margin requirements of $381 million and $252 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $315 million and $166 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and European, Australasia, and Far East (“EAFE”) indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $40 million and $60 million.
Collateral Arrangements
The Company generally has executed a Credit Support Annex (“CSA”) under the International Swaps and Derivatives Association Master Agreement (“ISDA Master Agreement”) it maintains with each of its over-the-counter (“OTC”) derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
an ISDA Master Agreement and related CSA have been executed. At September 30, 2020 and December 31, 2019, respectively, the Company held $5.0 billion and $3.0 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in Other invested assets. The Company posted collateral of $14 million and $74 million at September 30, 2020 and December 31, 2019, respectively, in the normal operation of its collateral arrangements.
The following table presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments at September 30, 2020:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
At September 30, 2020

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (3)	Net Amount
	(in millions)
Assets:
Derivative assets (1)	$7,398	$7,282	$116	$(54)	$62
Other financial assets	1,686	—	1,686	—	1,686
Other invested assets	$9,084	$7,282	$1,802	$(54)	$1,748

Liabilities:
Derivative liabilities (2)	$8,222	$7,282	$940	$—	$940
Other financial liabilities	3,924	—	3,924	—	3,924
Other liabilities	$12,146	$7,282	$4,864	$—	$4,864
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
(3) Financial instruments sent (held).

5)    GOODWILL
Goodwill represents the excess of purchase price over the estimated fair value of identifiable net assets acquired in a business combination. The Company tests goodwill for recoverability each annual reporting period at December 31

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
and at interim periods if facts or circumstances are indicative of potential impairment. See Note 2 for information on the Company’s change in fair value measurement methodology for testing goodwill impairment.
The carrying value of goodwill from the Company’s Investment Management and Research reporting unit totaled $4.6 billion at both September 30, 2020 and December 31, 2019, resulting primarily from its investment in AB as well as direct strategic acquisitions of AB, including its purchase of Sanford C. Bernstein, Inc.
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
Summarized financial information for the Company’s Closed Block is as follows:

	September 30, 2020	December 31, 2019
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$6,260	$6,478
Policyholder dividend obligation	149	2
Other liabilities	58	38
Total Closed Block liabilities	6,467	6,518

Assets Designated to the Closed Block:
Fixed maturities available-for-sale, at fair value (amortized cost of $3,440 and $3,558) (allowance for credit losses of $0 at September 30, 2020)	3,788	3,754
Mortgage loans on real estate (net of allowance for credit losses of $6 at September 30, 2020)	1,782	1,759
Policy loans	656	706
Cash and other invested assets	3	82
Other assets	172	145
Total assets designated to the Closed Block	6,401	6,446

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	September 30, 2020	December 31, 2019
	(in millions)
Excess of Closed Block liabilities over assets designated to the Closed Block	66	72
Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of policyholders’ dividend obligation: $149 and $2; and net of income tax: $42 and $41	168	164
Maximum future earnings to be recognized from Closed Block assets and liabilities	$234	$236

The Company’s Closed Block revenues and expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Revenues:
Premiums and other income	$36	$42	$118	$136
Net investment income (loss)	61	69	190	208
Investment gains (losses), net	1	—	(1)	(1)
Total revenues	98	111	307	343

Benefits and Other Deductions:
Policyholders’ benefits and dividends	96	108	302	343
Other operating costs and expenses	—	—	1	1
Total benefits and other deductions	96	108	303	344
Net income (loss), before income taxes	2	3	4	(1)
Income tax (expense) benefit	(1)	—	(2)	(2)
Net income (loss)	$1	$3	$2	$(3)

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
Liabilities for Variable Annuity Contracts with GMDB and GMIB Features without No-Lapse Guarantee Rider (“NLG”) Feature
The change in the liabilities for variable annuity contracts with GMDB and GMIB features and without a NLG feature are summarized in the tables below. The amounts for the direct contracts (before reinsurance ceded) and assumed contracts are reflected in the consolidated balance sheets in Future policy benefits and other policyholders’ liabilities. The amounts for the ceded contracts are reflected in the consolidated balance sheets in Amounts due from reinsurers. The amounts for the ceded IB are reflected in the consolidated balance sheets in GMIB reinsurance contract asset, at fair value.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Change in Liability for Variable Annuity Contracts with GMDB and GMIB Features and No NLG Feature
For the Three and Nine Months Ended September 30, 2020 and 2019

	GMDB			GMIB
	Direct	Assumed	Ceded	Direct	Assumed	Ceded
	(in millions)
Balance at July 1, 2020	$5,004	$70	$(105)	$6,122	$232	$(2,931)
Paid guarantee benefits	(121)	(6)	3	(110)	(9)	21
Other changes in reserve	233	4	10	113	(3)	92
Balance at September 30, 2020	$5,116	$68	$(92)	$6,125	$220	$(2,818)

Balance at July 1, 2019	$4,714	$76	$(106)	$3,759	$192	$(1,897)
Paid guarantee benefits	(102)	(6)	3	(71)	15	20
Other changes in reserve	155	4	(4)	979	(2)	(576)
Balance at September 30, 2019	$4,767	$74	$(107)	$4,667	$205	$(2,453)

	GMDB			GMIB
	Direct	Assumed	Ceded	Direct	Assumed	Ceded
	(in millions)
Balance at January 1, 2020	$4,780	$76	$(104)	$4,673	$187	$(2,139)
Paid guarantee benefits	(372)	(16)	11	(287)	39	58
Other changes in reserve	708	8	1	1,739	(6)	(737)
Balance at September 30, 2020	$5,116	$68	$(92)	$6,125	$220	$(2,818)

Balance at January 1, 2019	$4,662	$82	$(113)	$3,746	$184	$(1,733)
Paid guarantee benefits	(328)	(17)	11	(183)	25	55
Other changes in reserve	433	9	(5)	1,104	(4)	(775)
Balance at September 30, 2019	$4,767	$74	$(107)	$4,667	$205	$(2,453)

Liabilities for Embedded and Freestanding Insurance Related Derivatives
The liability for the GMxB derivative features, the liability for SCS, SIO, MSO and IUL indexed features and the asset and liability for the GMIB reinsurance contracts are considered embedded or freestanding insurance derivatives and are reported at fair value. For the fair value of the assets and liabilities associated with these embedded or freestanding insurance derivatives, see Note 8 Fair Value Disclosures.
Account Values and Net Amount at Risk
Account Values and Net Amount at Risk (“NAR”) for direct and assumed variable annuity contracts in force with GMDB and GMIB features as of September 30, 2020 are presented in the following tables by guarantee type. For contracts with the GMDB feature, the NAR in the event of death is the amount by which the GMDB feature exceeds the related Account Values. For contracts with the GMIB feature, the NAR in the event of annuitization is the amount by which the present value of the GMIB benefits exceed the related Account Values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB features may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Direct Variable Annuity Contracts with GMDB and GMIB Features at September 30, 2020

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rate)
Variable annuity contracts with GMDB features
Account Values invested in:
General Account	$15,155	$89	$57	$171	$15,472
Separate Accounts	48,407	8,812	3,021	31,083	91,323
Total Account Values	$63,562	$8,901	$3,078	$31,254	$106,795

Net Amount at Risk, gross	$125	$94	$1,864	$19,561	$21,644
Net Amount at Risk, net of amounts reinsured	$125	$91	$1,319	$19,561	$21,096

Average attained age of policyholders (in years)	51.3	68.1	74.7	70.0	55.3
Percentage of policyholders over age 70	11.0%	47.7%	69.8%	53.3%	20.0%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

Variable annuity contracts with GMIB features
Account Values invested in:
General Account	$—	$—	$17	$220	$237
Separate Accounts	—	—	23,124	33,217	56,341
Total Account Values	$—	$—	$23,141	$33,437	$56,578

Net Amount at Risk, gross	$—	$—	$1,100	$14,461	$15,561
Net Amount at Risk, net of amounts reinsured	$—	$—	$349	$13,066	$13,415

Average attained age of policyholders (in years)	N/A	N/A	64.0	70.0	67.8
Weighted average years remaining until annuitization	N/A	N/A	5.7	0.7	2.5
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

Assumed Variable Annuity Contracts with GMDB and GMIB Features at September 30, 2020

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rates)
Variable annuity contracts with GMDB features
Reinsured Account Values	$888	$4,915	$247	$1,079	$7,129
Net Amount at Risk assumed	$5	$241	$14	$142	$402

Average attained age of policyholders (in years)	68	73	78	76	73
Percentage of policyholders over age 70	45.9%	65.6%	79.9%	76.1%	65.2%
Range of contractually specified interest rates (1)	N/A	N/A	3%-10%	5%-10%	3%-10%

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rates)

Variable annuity contracts with GMIB features
Reinsured Account Values	$878	$42	$217	$1,090	$2,227
Net Amount at Risk assumed	$1	$—	$27	$296	$324

Average attained age of policyholders (in years)	72	74	72	70	71
Percentage of policyholders over age 70	65.0%	62.2%	61.9%	54.5%	59.5%
Range of contractually specified interest rates	N/A	N/A	3.3%-6.5%	6%-6%	3.3%-6.5%
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
Investment in Variable Insurance Trust Mutual Funds

	September 30, 2020		December 31, 2019
Mutual Fund Type	GMDB	GMIB	GMDB	GMIB
	(in millions)
Equity	$41,259	$16,739	$42,489	$17,941
Fixed income	5,371	2,679	5,263	2,699
Balanced	43,684	36,656	45,872	38,445
Other	1,009	267	865	263
Total	$91,323	$56,341	$94,489	$59,348

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

	Direct Liability (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Beginning balance (2)	$948	$845	$898	$813
Paid guarantee benefits	(6)	(7)	(32)	(16)
Other changes in reserves	60	54	136	95
Ending balance	$1,002	$892	$1,002	$892
______________
(1)There were no amounts of reinsurance ceded in any period presented.
(2)The beginning balance for the nine months ended September 30, 2020 was reduced by $22 million to reflect the balance transferred to Assets HFS at December 31, 2019.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below. At September 30, 2020 and December 31, 2019, no assets were required to be measured at fair value on a non-recurring basis. Fair value measurements are required on a non-recurring basis for certain assets, including goodwill and mortgage loans on real estate, only when an impairment or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.
Fair Value Measurements at September 30, 2020

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments
Fixed maturities, AFS:
Corporate (1)	$—	$54,318	$1,494	$55,812
U.S. Treasury, government and agency	—	17,468	—	17,468
States and political subdivisions	—	839	39	878
Foreign governments	—	905	—	905
Residential mortgage-backed (2)	—	160	—	160
Asset-backed (3)	—	2,583	13	2,596
Commercial mortgage-backed	—	1,117	—	1,117
Redeemable preferred stock	369	74	—	443
Total fixed maturities, AFS	369	77,464	1,546	79,379
Other equity investments	20	—	73	93
Trading securities	414	5,778	52	6,244
Other invested assets:
Short-term investments	—	126	—	126
Assets of consolidated VIEs/VOEs	19	213	13	245
Swaps	—	1,368	—	1,368
Credit default swaps	—	6	—	6
Futures	—	—	—	—
Options	—	2,757	—	2,757
Swaptions	—	—	—	—
Total other invested assets	19	4,470	13	4,502
Cash equivalents	6,331	1,041	—	7,372
Segregated securities	—	1,869	—	1,869
GMIB reinsurance contracts asset	—	—	2,818	2,818
Separate Accounts assets (4)	120,418	2,438	—	122,856
Total Assets	$127,571	$93,060	$4,502	$225,133

Liabilities
GMxB derivative features’ liability	$—	$—	$12,204	$12,204
SCS, SIO, MSO and IUL indexed features’ liability	—	2,606	—	2,606
Liabilities of consolidated VIEs and VOEs	—	5	—	5
Contingent payment arrangements	—	—	30	30
Total Liabilities	$—	$2,611	$12,234	$14,845
______________

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
(4)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate and commercial mortgages. At September 30, 2020, the fair value of such investments was $356 million.
Fair Value Measurements at December 31, 2019 (1)

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments
Fixed maturities, AFS:
Corporate (2)	$—	$46,942	$1,257	$48,199
U.S. Treasury, government and agency	—	15,394	—	15,394
States and political subdivisions	—	666	39	705
Foreign governments	—	492	—	492
Residential mortgage-backed (3)	—	191	—	191
Asset-backed (4)	—	749	100	849
Redeemable preferred stock	239	274	—	513
Total fixed maturities, AFS	239	64,708	1,396	66,343
Other equity investments	13	—	97	110
Trading securities	500	6,495	36	7,031
Other invested assets:
Short-term investments	—	490	—	490
Assets of consolidated VIEs/VOEs	132	457	17	606
Swaps	—	(327)	—	(327)
Credit default swaps	—	15	—	15
Options	—	3,346	—	3,346
Swaptions	—	16	—	16
Total other invested assets	132	3,997	17	4,146
Cash equivalents	3,497	—	—	3,497
Segregated securities	—	1,095	—	1,095
GMIB reinsurance contracts asset	—	—	2,139	2,139
Separate Accounts assets (5)	123,432	2,892	—	126,324
Total Assets	$127,813	$79,187	$3,685	$210,685

Liabilities
GMxB derivative features’ liability	$—	$—	$8,502	$8,502
SCS, SIO, MSO and IUL indexed features’ liability	—	3,268	—	3,268
Liabilities of consolidated VIEs and VOEs	1	9	—	10
Contingent payment arrangements	—	—	23	23
Total Liabilities	$1	$3,277	$8,525	$11,803
______________
(1)Excludes amounts reclassified as HFS.
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
Certain Company products, such as the SCS and EQUI-VEST variable annuity products, IUL and the MSO fund available in some life contracts, offer investment options which permit the contract owner to participate in the performance of an index, ETF or commodity price. These investment options, which depending on the product and on the index selected, can currently have one, three, five or six year terms, provide for participation in the performance of specified indices, ETF or commodity price movement up to a segment-specific declared maximum rate. Under certain conditions that vary by product, e.g., holding these segments for the full term, these segments also shield policyholders from some or all negative investment performance associated with these indices, ETF or commodity prices. These investment options have defined formulaic liability amounts, and the current values of the option component of these segment reserves are accounted for as Level 2 embedded derivatives. The fair values of these embedded derivatives are based on data obtained from independent valuation service providers.
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
After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $161 million and $110 million at September 30, 2020 and December 31, 2019, respectively, to recognize incremental counterparty non-performance risk and reduced the fair value of its GMIB reinsurance contract liabilities by $29 million and $25 million at September 30, 2020 and December 31, 2019, respectively, to recognize its own incremental non-performance risk.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Lapse rates are adjusted at the contract level based on a comparison of the actuarial calculated guaranteed values and the current policyholder account value, which include other factors such as considering surrender charges. Generally, lapse rates are assumed to be lower in periods when a surrender charge applies. A dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value as in-the-money contracts are less likely to lapse. For valuing the embedded derivative, lapse rates vary throughout the period over which cash flows are projected.
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
Transfers of Financial Instruments Between Levels 2 and 3
During the nine months ended September 30, 2020, AFS fixed maturities with fair values of $103 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $195 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 1.6% of total equity at September 30, 2020.
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
The tables below present reconciliations for all Level 3 assets and liabilities for the three and nine months ended September 30, 2020 and 2019, respectively.
Level 3 Instruments - Fair Value Measurements

	Corporate	State and Political Subdivisions	Asset- backed
	(in millions)
Balance, July 1, 2020	$1,685	$40	$—
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	—	—	—
Investment gains (losses), net	(1)	—	—
Subtotal	(1)	—	—
Other comprehensive income (loss)	18	(1)	—
Purchases	(155)	—	13
Sales	(24)	—	—
Transfers into Level 3 (1)	(29)	—	—
Transfers out of Level 3 (1)	—	—	—
Balance, September 30, 2020	$1,494	$39	$13

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Corporate	State and Political Subdivisions	Asset- backed
	(in millions)
Balance, July 1, 2019	$1,302	$40	$534
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	—	—	—
Investment gains (losses), net	—	1	—
Subtotal	—	1	—
Other comprehensive income (loss)	(6)	—	—
Purchases	(3)	—	71
Sales	(42)	(2)	(73)
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	(31)	—	—
Balance, September 30, 2019	$1,220	$39	$532
_____________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.

	Corporate	State and Political Subdivisions	Asset-backed
	(in millions)
Balance, January 1, 2020	$1,257	$39	$100
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	2	—	—
Investment gains (losses), net	(14)	—	—
Subtotal	(12)	—	—
Other comprehensive income (loss)	(36)	1	—
Purchases	207	—	13
Sales	(114)	(1)	—
Transfers into Level 3 (1)	195	—	—
Transfers out of Level 3 (1)	(3)	—	(100)
Balance, September 30, 2020	$1,494	$39	$13

Balance, January 1, 2019	$1,186	$39	$519
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	3	—	—
Investment gains (losses), net	—	1	—
Subtotal	3	1	—
Other comprehensive income (loss)	4	2	5
Purchases	219	—	81
Sales	(102)	(3)	(73)
Transfers into Level 3 (1)	14	—	—
Transfers out of Level 3 (1)	(104)	—	—
Balance, September 30, 2019	$1,220	$39	$532
_____________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Other Equity Investments	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability	Contingent Payment Arrangement
	(in millions)
Balance, July 1, 2020	$132	$2,931	$—	$(12,689)	$(28)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), net	7	—	—	—	—
Net derivative gains (losses) (1)	—	(103)	—	579	—
Total realized and unrealized gains (losses)	7	(103)	—	579	—
Other comprehensive income (loss)	(4)	—	—	—	—
Purchases (2)	21	11	—	(115)	—
Sales (3)	(14)	(21)	—	21	—
Settlements (4)	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	(3)	—	—	—	(1)
Transfers into Level 3 (5)	—	—	—	—	—
Transfers out of Level 3 (5)	—	—	—	—	—
Balance, September 30, 2020	$139	$2,818	$—	$(12,204)	$(29)

Balance, July 1, 2019	$134	$1,898	$25	$(7,004)	$(25)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), net	—	—	—	—	—
Net derivative gains (losses)	—	563	—	(2,548)	—
Total realized and unrealized gains (losses)	—	563	—	(2,548)	—
Other comprehensive income (loss)	—	—	—	—	—
Purchases (2)	2	11	(5)	(102)	—
Sales (3)	(4)	(20)	(1)	13	—
Settlements (4)	—	—	(1)	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—	(1)
Transfers into Level 3 (5)	—	—	—	—	—
Transfers out of Level 3 (5)	(4)	—	(11)	—	—
Balance, September 30, 2019	$128	$2,452	$7	$(9,641)	$(26)
_____________
(1)The Company’s nonperformance risk impact of ($464) million for the GMxB derivative features liability and ($8) million for the GMIB reinsurance contract asset the three months ended September 2020, respectively, is recorded through Net derivative gains (losses).
(2)For the GMIB reinsurance contract asset, and GMxB derivative features liability, represents attributed fee.
(3)For the GMIB reinsurance contract asset, represents recoveries from reinsurers and for GMxB derivative features liability represents benefits paid.
(4)For contingent payment arrangements, it represents payments settled under the arrangement related to AB acquisitions.
(5)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Other Equity Investments	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability	Contingent Payment Arrangement
	(in millions)
Balance, January 1, 2020	$150	$2,139	$—	$(8,502)	$(23)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), net	14	—	—	—	—
Net derivative gains (losses) (1)	—	736	—	(3,421)	—
Total realized and unrealized gains (losses)	14	736	—	(3,421)	—
Other comprehensive income (loss)	(21)	—	—	—	—
Purchases (2)	25	33	—	(335)	(4)
Sales (3)	(26)	(58)	—	54	—
Settlements (4)	—	—	—	—	—
Change in estimate (5)	—	(32)	—	—	—
Activity related to consolidated VIEs/VOEs	(4)	—	—	—	(2)
Transfers into Level 3 (6)	1	—	—	—	—
Transfers out of Level 3 (6)	—	—	—	—	—
Balance, September 30, 2020	$139	$2,818	$—	$(12,204)	$(29)

Balance, January 1, 2019	$165	$1,734	$21	$(5,674)	$(7)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), net	—	—	—	—	—
Net derivative gains (losses)	—	740	—	(3,677)	—
Total realized and unrealized gains (losses)	—	740	—	(3,677)	—
Other comprehensive income (loss)	—	—	—	—	—
Purchases (2)	10	33	3	(317)	(17)
Sales (3)	(11)	(55)	(1)	27	—
Settlements (4)	—	—	(4)	—	—
Change in estimate	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	(3)	—	—	—	(2)
Transfers into Level 3 (6)	—	—	—	—	—
Transfers out of Level 3 (6)	(33)	—	(12)	—	—
Balance, September 30, 2019	$128	$2,452	$7	$(9,641)	$(26)
______________
(1)The Company’s nonperformance risk impact of $42 million for the GMxB derivative features liability and ($33) million for the GMIB reinsurance contract asset the nine months ended September 2020, respectively, is recorded through Net derivative gains (losses).
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
The table below details changes in unrealized gains (losses) for the nine months ended September 30, 2020 and 2019 by category for Level 3 assets and liabilities still held at September 30, 2020 and 2019, respectively.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Change in Unrealized Gains (Losses) for Level 3 Instruments

	Net Income (Loss)
	Investment Gains (Losses), Net	Net Derivative Gains (Losses)	OCI
	(in millions)
Held at September 30, 2020:
Change in unrealized gains (losses):
Fixed maturities, AFS
Corporate	$—	$—	$(37)
State and political subdivisions	—	—	2
Asset-backed	—	—	—
Total fixed maturities, AFS	—	—	(35)
GMIB reinsurance contracts	—	2,818	—
Separate Account assets	—
GMxB derivative features liability	—	(12,204)	—
Total	$—	$(9,386)	$(35)

Held at September 30, 2019:
Change in unrealized gains (losses):
Fixed maturities, AFS
Corporate	$—	$—	$3
State and political subdivisions	—	—	3
Asset-backed	—	—	4
Total fixed maturities, AFS	—	—	10
GMIB reinsurance contracts	—	740	—
Separate Account assets	(1)	—	—
GMxB derivative features liability	—	(3,677)	—
Total	$(1)	$(2,937)	$10

Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities at September 30, 2020 and December 31, 2019, respectively.
Quantitative Information about Level 3 Fair Value Measurements at September 30, 2020

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$31	Matrix pricing model	Spread over Benchmark	220 - 610 bps	278 bps
	1,105	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	3.5x-31.8x 5.1% - 25.4% 0.9x -25.0x	14.4x 10.0% 10.7x
Other equity investments	4	Market comparable companies	Revenue multiple	3.5x - 27.9x	9.5x
	37	Discounted Cash Flow	Earnings multiple Discount factor Discount years	8.0x 10.0% 11

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
GMIB reinsurance contract asset	2,818	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 61 - 115	60 - 125 bps 0.6%-16% 0%-2% 0%-61% 16%-34% 0.01%-0.18% 0.07%-0.54% 0.42%-42.20%	72 bps 1.56% 0.96% 6.37% 25% 2.72% (same for all ages) (same for all ages)
Liabilities:
GMIBNLG	11,682	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 61 - 115	141.0 bps 1.1%-25.7% 0.4%-2% 0%-100% 0.01%-0.19% 0.06%-0.53% 0.41%-41.39%	3.06% 0.96% 5.92% 1.48% (same for all ages) (same for all ages)
Assumed GMIB Reinsurance Contracts	219	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates (Age 0-85) Withdrawal rates (Age 86+) Utilization rates Volatility rates - Equity	92 - 195 bps 1.1% - 11.1% 0.6% - 22.2% 1.1% - 100% 0% - 30% 16%-34%	147 bps 1.56% 0.96% (same for all ages) 6.37% 25%
GWBL/GMWB	220	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	141.0 bps 0.8%-16% 0%-8% 100% once starting 16%-34%	1.56% 0.96% 24.57%
GIB	77	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	141.0 bps 0.8%-15.6% 0%-2% 0%-100% 16%-34%	1.56% 0.96% 6.37% 25%
GMAB	6	Discounted cash flow	Non-performance risk Lapse rates Volatility rates - Equity	141.0 bps 0.8%-16% 16%-34%	1.56% 25%
______________
(1)Mortality rates vary by age and demographic characteristic such as gender. Mortality rate assumptions are based on a combination of company and industry experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuating the embedded derivatives.
(2)For Lapses, Withdrawals, and Utilizations the rates were weighted by counts; for Mortality weighted average rates are shown for all ages combined; and for Withdrawals the weighted averages were based on an estimated split of partial withdrawal and dollar-for-dollar withdrawals.

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2019

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$57	Matrix pricing model	Spread over benchmark	65 - 580 bps	184 bps
	1,025	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	3.3x - 56.7x 3.9% - 16.5% 0.8x - 48.1x	14.3x 10.0% 10.7x
Other equity investments	36	Discounted cash flow	Earnings multiple Discounts factor Discount years	8.0x 10.0% 11

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
GMIB reinsurance contract asset	2,139	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	55 - 109 bps 0.8% - 10% 0.0% - 8.0% 0.0% - 49.0% 9.0% - 30.0% 0.01% - 0.18% 0.07% - 0.54% 0.42% - 42.20%
Liabilities:
GMIBNLG	8,135	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	124 bps 0.8% - 19.9% 0.3% - 11.0% 0.0% - 100.0% 0.01% - 0.19% 0.06% - 0.53% 0.41% - 41.39%
Assumed GMIB Reinsurance Contracts	186	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates (Age 0 - 85) Withdrawal rates (Age 86+) Utilization rates Volatility rates - Equity	61 - 141 bps 1.1% - 11.1% 0.6% - 22.2% 1.1% - 100.0% 0.0% - 30.0% 9.0% - 30.0%
GWBL/GMWB	172	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	124 bps 0.8% - 10.0% 0.0% - 7.0% 100% after starting 9.0% - 30.0%
GIB	5	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	124 bps 1.2% - 19.9% 0.0% - 8.0% 0.0% - 100.0% 9.0% - 30.0%
GMAB	4	Discounted cash flow	Lapse rates Volatility rates - Equity	1.0% - 10.0% 9.0% - 30.0%
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
Excluded from the tables above at September 30, 2020 and December 31, 2019, respectively, are approximately $507 million and $428 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above at September 30, 2020 and December 31, 2019, there were no

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. Included in the tables above at September 30, 2020 and December 31, 2019, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
Other Equity Investments
Included in other equity investments classified as Level 3 are venture capital securities in the Technology, Media and Telecommunications industries. The fair value measurements of these securities include significant unobservable inputs including an enterprise value to revenue multiples and a discount rate to account for liquidity and various risk factors. Significant increases (decreases) in the enterprise value to revenue multiple inputs in isolation would have resulted in a significantly higher (lower) fair value measurement. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement.
GMIB Reinsurance Contract Asset and GMxB Derivative Features Liability
Significant unobservable inputs with respect to the fair value measurement of the Level 3 GMIB reinsurance contract asset and the Level 3 liabilities identified in the table above are developed using Company data.
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
AB Contingent Consideration Payable
As of September 30, 2020 and December 31, 2019, AB has acquisition-related contingent liabilities remaining with a fair value of $30 million and $23 million, respectively.
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

Carrying Value of Financial Instruments Not Otherwise Disclosed in Note 3 and Note 4
The carrying values and fair values at September 30, 2020 and December 31, 2019 for financial instruments not otherwise disclosed in Note 3 and Note 4 are presented in the table below.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
September 30, 2020:
Mortgage loans on real estate	$12,802	$—	$—	$13,049	$13,049
Policy loans	$4,123	$—	$—	$5,232	$5,232
Policyholders’ liabilities: Investment contracts	$2,195	$—	$—	$2,425	$2,425
FHLB funding agreements (1)	$6,848	$—	$6,940	$—	$6,940
FABN funding agreements (2)	$1,143	$—	$1,168	$—	$1,168
Short-term and long-term debt	$4,114	$—	$4,750	$—	$4,750
Separate Accounts liabilities	$9,000	$—	$—	$9,000	$9,000

December 31, 2019:
Mortgage loans on real estate	$12,107	$—	$—	$12,334	$12,334
Policy loans (3)	$3,735	$—	$—	$4,707	$4,707
Policyholders’ liabilities: Investment contracts (3)	$2,056	$—	$—	$2,167	$2,167
FHLB funding agreements (1)	$6,909	$—	$6,957	$—	$6,957
Short-term and long-term debt	$4,111	$—	$4,476	$—	$4,476
Separate Accounts liabilities	$9,041	$—	$—	$9,041	$9,041
_____________
(1)Federal Home Loan Bank of New York (“FHLB”)
(2)Funding Agreement Backed Notes Program (“FABN”)
(3)Excludes amounts reclassified as Held-for-Sale.

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
FHLB Funding Agreements
The fair values of the Company’s FHLB funding agreements are determined by discounted cash flow analysis based on the indicative funding agreement rates published by the FHLB.
FABN Funding Agreements
The fair values of Equitable Financial’s FABN funding agreements are determined by Bloomberg’s evaluated pricing service, which uses direct observations or observed comparables.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Policyholder Liabilities - Investment Contracts and Separate Accounts Liabilities
The fair values for deferred annuities and certain other annuities, which are included in Policyholders’ account balances, and liabilities for investment contracts with fund investments in Separate Accounts, are estimated using projected cash flows discounted at rates reflecting current market rates. Significant unobservable inputs reflected in the cash flows include lapse rates and withdrawal rates. Incremental adjustments may be made to the fair value to reflect non-performance risk. Certain other products such as the Company’s association plans contracts, supplementary contracts not involving life contingencies (“SCNILC”), Access Accounts and Escrow Shield Plus product reserves are held at book value.
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
Otherwise Not Required to be Included in the Table Above
The Company’s investment in COLI policies are recorded at their cash surrender value and are therefore not required to be included in the table above. See Note 2 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019 for further description of the Company’s accounting policy related to its investment in COLI policies.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Net Periodic Pension Expense
Components of net periodic pension expense for the Company’s plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Service cost	$3	$2	$7	$8
Interest cost	23	30	68	91
Expected return on assets	(36)	(37)	(110)	(114)
Actuarial (gain) loss	—	—	1	1
Net amortization	27	26	82	74
Impact of Settlement	4	—	4	—
Net periodic pension expense	$21	$21	$52	$60
10)    INCOME TAXES
Income tax expense for the three and nine months ended September 30, 2020 and 2019 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
11)    EQUITY
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows:

	September 30, 2020			December 31, 2019
Series	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
Series A (1)	32,000	32,000	32,000	32,000	32,000	32,000
Series B (2)	20,000	20,000	20,000	—	—	—
Total	52,000	52,000	52,000	32,000	32,000	32,000

Series B Fixed Rate Reset Noncumulative Perpetual Preferred Stock
On August 11, 2020, Holdings issued 500,000 depositary shares, each representing a 1/25th interest in a share of the Company’s Series B Fixed Rate Reset Noncumulative Perpetual Preferred Stock (“Series B Preferred Stock”), $1.00 par value per share and liquidation preference of $25,000 per share, for aggregate net cash proceeds of $494 million ($500 million gross). The Series B Preferred Stock ranks senior to Holdings’ common stock and on parity with Holdings’ Series A Preferred Stock with respect to the payment of dividends and liquidation. Holdings will pay dividends on the Series B Preferred Stock on a noncumulative basis only when, as and if declared by the Company’s Board of Directors (or a duly authorized committee of the Board) and will be payable semi-annually in arrears, at an annual rate equal to the fixed rate of 4.950%, which is reset every 5 years starting on December 15, 2025 (“Reset Date”), at a rate per annum equal to the five-year U.S. Treasury Rate plus 4.736%.
In connection with the issuance of the depositary shares and the underlying Series B Preferred Stock, Holdings incurred $6 million of issuance costs, which have been recorded as a reduction of additional paid-in capital. The Series B Preferred Stock is redeemable at Holdings’ option in whole or in part, from time to time, during the three-month period prior to, and including, each Reset Date, at a redemption price equal to $25,000 per share of preferred stock, plus any declared and unpaid dividends. Furthermore, the preferred stock is redeemable at Holdings’ option, in whole but not in part at any time, within 90 days after the occurrence of certain rating agency events at a redemption price equal to $25,500 per share, plus any declared and unpaid dividends or after the occurrence of certain regulatory capital events at a redemption price equal to $25,000 per share, plus any declared and unpaid dividends.
Preferred Stock
Dividends to Shareholders

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Dividends declared per share were as follows for the periods indicated:

	Three Months Ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Series A dividends declared	$328.13	$—	$1,049.99	$—
Series B dividends declared	$—	$—	$—	$—
Common Stock
Dividends to Shareholders
Dividends declared per share of common stock were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Dividends declared	$0.17	$0.15	$0.49	$0.43

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
During the three and nine months ended September 30, 2020, Holdings repurchased 4.7 million and 19.7 million shares of its common stock in the open market. As of September 30, 2020, Holdings had capacity of approximately $270 million remaining in its stock repurchase program.
Accumulated Other Comprehensive Income (Loss)
AOCI represents cumulative gains (losses) on items that are not reflected in Net income (loss). The balances as of September 30, 2020 and 2019 follow:

	September 30,
	2020	2019
	(in millions)
Unrealized gains (losses) on investments	$5,115	$2,459
Defined benefit pension plans	(912)	(883)
Foreign currency translation adjustments	(56)	(74)
Total accumulated other comprehensive income (loss)	4,148	1,502
Less: Accumulated other comprehensive income (loss) attributable to noncontrolling interest	(40)	(44)
Accumulated other comprehensive income (loss) attributable to Holdings	$4,188	$1,546

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The components of OCI, net of taxes for the three and nine months ended September 30, 2020 and 2019 follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$309	$1,279	$4,675	$4,002
(Gains) losses reclassified into net income (loss) during the period (1)	(26)	(158)	(225)	(153)
Net unrealized gains (losses) on investments	283	1,121	4,450	3,849
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	(54)	(375)	(1,177)	(975)
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $61, $198, $870 and $759)	229	746	3,273	2,874
Change in defined benefit plans:
Reclassification to Net income (loss) of amortization of net prior service credit included in net periodic cost	21	18	71	85
Change in defined benefit plans (net of deferred income tax expense (benefit) of $6, $7, $19 and $25)	21	18	71	85
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period	16	(12)	1	(12)
Foreign currency translation adjustment	16	(12)	1	(12)
Total other comprehensive income (loss), net of income taxes	266	752	3,345	2,947
Less: Other comprehensive income (loss) attributable to noncontrolling interest	6	(5)	1	(7)
Other comprehensive income (loss) attributable to Holdings	$260	$757	$3,344	$2,954
_______________
(1)See “Reclassification adjustments” in Note 3. Reclassification amounts presented net of income tax expense (benefit) of $(7) million, $(42) million, $(60) million, and $(41) million for the three and nine months ended September 30, 2020 and 2019, respectively
Investment gains and losses reclassified from AOCI to Net income (loss) primarily consist of realized gains (losses) on sales and credit losses of AFS securities and are included in Total investment gains (losses), net on the consolidated statements of income (loss). Amounts reclassified from AOCI to Net income (loss) as related to defined benefit plans primarily consist of amortization of net (gains) losses and net prior service cost (credit) recognized as a component of net periodic cost and reported in Compensation and benefits in the consolidated statements of income (loss). Amounts presented in the table above are net of tax.
12)    REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests are presented in the table that follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Balance, beginning of period	$87	$257	$365	$187
Net earnings (loss) attributable to redeemable noncontrolling interests	1	7	(4)	26
Purchase/change of redeemable noncontrolling interests	7	74	(266)	125
Balance, end of period	$95	$338	$95	$338

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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
For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2020, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $100 million.
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
In August 2015, a lawsuit was filed in Connecticut Superior Court, Judicial Division of New Haven entitled Richard T. O’Donnell, on behalf of himself and all others similarly situated v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action on behalf of all persons who purchased variable annuities from Equitable Financial, which were subsequently subjected to the volatility management strategy and who suffered injury as a result thereof. Plaintiff asserts a claim for breach of contract alleging that Equitable Financial implemented the volatility management strategy in violation of applicable law. Plaintiff seeks an award of damages individually and on a classwide basis, and costs and disbursements, including attorneys’ fees, expert witness fees and other costs. In November 2015, the Connecticut Federal District Court transferred this action to the United States District Court for the Southern District

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
of New York. In March 2017, the Southern District of New York granted Equitable Financial’s motion to dismiss the complaint. In April 2017, the plaintiff filed a notice of appeal. In April 2018, the United States Court of Appeals for the Second Circuit reversed the trial court’s decision with instructions to remand the case to Connecticut state court. In September 2018, the Second Circuit issued its mandate, following Equitable Financial’s notification to the court that it would not file a petition for writ of certiorari. The case was transferred in December 2018 to the Connecticut Superior Court, Judicial District of Stamford. In December 2018, Equitable Financial sought dismissal of the complaint by filing a motion to strike, which the court granted in August 2019. Plaintiff filed an Amended Class Action Complaint in September 2019. Equitable Financial filed a motion for entry of judgment in October 2019. On August 3, 2020, the court granted Equitable Financial’s motion for entry of judgment. In August 2020, Plaintiff filed a notice of appeal. We are vigorously defending this matter.
In February 2016, a lawsuit was filed in the United States District Court for the Southern District of New York entitled Brach Family Foundation, Inc. v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action brought on behalf of all owners of universal life (“UL”) policies subject to Equitable Financial’s COI rate increase. In early 2016, Equitable Financial raised COI rates for certain UL policies issued between 2004 and 2007, which had both issue ages 70 and above and a current face value amount of $1 million and above. A second putative class action was filed in Arizona in 2017 and consolidated with the Brach matter. The current consolidated amended class action complaint alleges the following claims: breach of contract; misrepresentations by Equitable Financial in violation of Section 4226 of the New York Insurance Law; violations of New York General Business Law Section 349; and violations of the California Unfair Competition Law, and the California Elder Abuse Statute. Plaintiffs seek: (a) compensatory damages, costs, and, pre- and post-judgment interest; (b) with respect to their claim concerning Section 4226, a penalty in the amount of premiums paid by the plaintiffs and the putative class; and (c) injunctive relief and attorneys’ fees in connection with their statutory claims. In August 2020, the federal district court issued a decision granting in part Brach Plaintiffs’ motion for class certification. The court certified nationwide breach of contract and Section 4226 classes, and a New York State Section 349 class, and class notice has gone out. Equitable Financial filed a petition seeking permission to appeal the decision to certify the Section 4226 class and New York State Section 349 class. Five other federal actions challenging the COI rate increase are also pending against Equitable Financial and have been coordinated with the Brach action for the purposes of pre-trial activities. They contain allegations similar to those in the Brach action as well as additional allegations for violations of various states’ consumer protection statutes and common law fraud. Three actions are also pending against Equitable Financial in New York state court. Equitable Financial is vigorously defending each of these matters.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Obligations under Funding Agreements
Federal Home Loan Bank of New York
As a member of the FHLB, Equitable Financial has access to collateralized borrowings. It also may issue funding agreements to the FHLB. Both the collateralized borrowings and funding agreements would require Equitable Financial to pledge qualified mortgage-backed assets and/or government securities as collateral. Equitable Financial issues short-term funding agreements to the FHLB and uses the funds for asset, liability, and cash management purposes. Equitable Financial issues long-term funding agreements to the FHLB and uses the funds for spread lending purposes.
Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. Equitable Financial has purchased FHLB stock of $320 million and pledged collateral with a carrying value of $8.7 billion, as of September 30, 2020.
Funding agreements are reported in Policyholders’ account balances in the consolidated balance sheets. For other instruments used for asset/liability and cash management purposes, see “Derivative and offsetting assets and liabilities” included in Note 4. The table below summarizes the Company’s activity of funding agreements with the FHLB.
Change in FHLB Funding Agreements during the Nine Months Ended September 30, 2020

	Outstanding Balance at December 31, 2019	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at September 30, 2020
	(in millions)
Short-term funding agreements:
Due in one year or less	$4,608	$34,298	$34,358	$490	$—	$5,038
Long-term funding agreements:
Due in years two through five	1,646	—	—	(490)	112	1,268
Due in more than five years	646	—	—	—	(112)	534
Total long-term funding agreements	2,292	—	—	(490)	—	1,802
Total funding agreements (1)	$6,900	$34,298	$34,358	$—	$—	$6,840
_____________
(1)The $8 million and $9 million difference between the funding agreements carrying value shown in fair value table for September 30, 2020 and December 31, 2019, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.
Funding Agreement-Backed Notes Program
Under the FABN, Equitable Financial may issue funding agreements to a Delaware special purpose statutory trust (the “Trust”) in exchange for the proceeds from issuances of fixed and floating rate medium-term marketable notes issued by the Trust from time to time (the “Trust notes”). The funding agreements have matching interest and maturity payment terms to the applicable Trust notes. The maximum aggregate principal amount of Trust notes permitted to be outstanding at any one time is $5 billion. Funding agreements issued to the Trust are reported in policyholders’ account balances in the consolidated balance sheets. The table below summarizes the Equitable Financial’s activity of funding agreements under the FABN.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Change in FABN Funding Agreements during the Nine Months Ended September 30, 2020

	Outstanding Balance at December 31, 2019	Issued During the Period	Repaid During the Period	Long-term agreements maturing within one year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at September 30, 2020
	(in millions)
Short-term funding agreements:
Due in one year or less	—	$—	$—	$—	$—	$—
Long-term funding agreements:
Due in years two through five	—	650	—	—	—	650
Due in more than five years	—	500	—	—	—	500
Total long-term funding agreements	—	1,150	—	—	—	1,150
Total funding agreements (1)	$—	$1,150	$—	$—	$—	$1,150
_____________
(1)The$7 million difference between the funding agreements notional value shown and carrying value table at September 30, 2020, reflects the remaining amortization of the issuance cost of the funding agreements.
Credit Facilities
The Company has a $2.5 billion five-year senior unsecured revolving credit facility with a syndicate of banks. The revolving credit facility has a sub-limit of $1.5 billion for letters of credit issued to support the Company’s life insurance business reinsured by EQ AZ Life Re Company “EQ AZ Life Re” and to support the third-party GMxB variable annuity business retroceded to CS Life RE Company “CS Life RE”. As of September 30, 2020, $150 million and $425 million of undrawn letters of credit have been issued out of the $1.5 billion sub-limit for ACS Life and Equitable Financial, respectively, as beneficiaries. In addition to the letters of credit issued under the $2.5 billion revolving credit facility, as of September 30, 2020, $1.9 billion of undrawn letters of credit have been issued related to reinsurance assumed by EQ AZ Life Re from Equitable Financial and Equitable Financial Life Insurance Company of America “EFLOA”.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. At September 30, 2020, these arrangements include commitments by the Company to provide equity financing of $1.3 billion (including $217 million with affiliates) to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.
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
The Company had $17 million of undrawn letters of credit related to reinsurance at September 30, 2020. The Company had $469 million of commitments under existing mortgage loan agreements at September 30, 2020.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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
Revenues derived from any customer did not exceed 10% of revenues for the three and nine months ended September 30, 2020 and 2019.
The table below presents Operating earnings (loss) by segment and Corporate and Other and a reconciliation to Net income (loss) attributable to Holdings for the three and nine months ended September 30, 2020 and 2019, respectively:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Net income (loss) attributable to Holdings	$(779)	$(374)	$590	$(818)
Adjustments related to:
Variable annuity product features (1)	1,620	1,431	473	3,167
Investment (gains) losses	(17)	(199)	(190)	(176)
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	31	24	86	72
Other adjustments (2) (3)	66	73	836	200
Income tax expense (benefit) related to above adjustments (4)	(357)	(278)	(253)	(685)
Non-recurring tax items	4	(4)	12	(56)
Non-GAAP Operating Earnings	$568	$673	$1,554	$1,704

Operating earnings (loss) by segment:
Individual Retirement	$371	$465	$1,094	$1,206
Group Retirement	$129	$105	$325	$281
Investment Management and Research	$104	$93	$291	$250
Protection Solutions	$51	$100	$88	$207
Corporate and Other (5)	$(87)	$(90)	$(244)	$(240)
______________
(1)Includes COVID-19 impact on Variable annuity product features due to a first quarter 2020 assumption update of $1.5 billion and other COVID-19 related impacts of $35 million for the nine months ended September 30, 2020.
(2)Includes COVID-19 impact on Other adjustments due to a first quarter 2020 assumption update of $1,049 million and other COVID-19 related impacts of $86 million for the nine months ended September 30, 2020.
(3)Include separation costs of $37 million, $39 million,$108 million and $121 million for the three and nine months ended September 30, 2020 and 2019, respectively.
(4)Includes income taxes of $554 million for the above COVID-19 items for the nine months ended September 30, 2020.
(5)Includes interest expense and financing fees of $56 million, $59 million, $164 million and $170 million for the three and nine months ended September 30, 2020 and 2019, respectively.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The table below presents segment revenues for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Segment revenues:
Individual Retirement (1)	$1,079	$1,181	$3,352	$3,253
Group Retirement (1)	301	273	829	791
Investment Management and Research (2)	899	872	2,650	2,500
Protection Solutions (1)	751	855	2,344	2,524
Corporate and Other (1)	300	302	881	914
Adjustments related to:
Variable annuity product features	(1,512)	(608)	1,160	(2,244)
Investment gains (losses), net	17	199	190	176
Other adjustments to segment revenues (3)	5	4	493	29
Total revenues	$1,840	$3,078	$11,899	$7,943
______________
(1)Includes investment expenses charged by AB of $17 million, $18 million, $51 million and $57 million for the three and nine months ended September 30, 2020 and 2019, respectively, for services provided to the Company.
(2)Inter-segment investment management and other fees of $28 million, $26 million, $82 million and $77 million for the three and nine months ended September 30, 2020 and 2019, respectively, are included in segment revenues of the Investment Management and Research segment.
(3)Includes COVID-19 impact on other adjustments due to an assumption update of $46 million and other COVID-19 related impacts of $(30) million for the nine months ended September 30, 2020.
The table below presents total assets by segment as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(in millions)
Total assets by segment:
Individual Retirement	$129,265	$123,627
Group Retirement	47,745	43,590
Investment Management and Research	10,736	10,170
Protection Solutions	47,166	46,832
Corporate and Other	27,584	25,599
Total assets	$262,496	$249,818

15)    EARNINGS PER COMMON SHARE
The following table presents a reconciliation of Net income (loss) and Weighted-average common shares used in calculating basic and diluted Earnings per common share for the periods indicated:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Weighted-average common shares outstanding:
Weighted-average common shares outstanding — basic	447.5	490.4	453.0	499.8
Effect of dilutive potential common shares:
Employee share awards (1)	—	—	1.1	—
Weighted-average common shares outstanding — diluted (2) (3)	447.5	490.4	454.1	499.8

Net income (loss):
Net income (loss)	(705)	$(306)	$787	$(617)
Less: Net income (loss) attributable to the noncontrolling interest	74	68	197	201
Net income (loss) attributable to Holdings	(779)	(374)	590	(818)
Less: Preferred stock dividends	11	—	34	—
Net income (loss) available to Holdings’ common shareholders	$(790)	$(374)	$556	$(818)

Earnings per common share:
Basic	$(1.77)	$(0.76)	$1.23	$(1.64)
Diluted	$(1.77)	$(0.76)	$1.22	$(1.64)
_____________
(1)Calculated using the treasury stock method.
(2)Due to net loss for the three months ended September 30, 2020 and three and nine months ended September 30, 2019 , approximately 1.5 million, 1.0 million and 0.8 million more shares, respectively, were excluded from the diluted earnings per common share calculation than would have been excluded as being anti-dilutive under the treasury stock method.
(3)Weighted-average common shares outstanding - diluted may not foot precisely due to rounding.
For the three and nine months ended September 30, 2020 and 2019, 8.2 million, 8.4 million, 4.6 million and 6.2 million of outstanding stock awards, respectively, were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16)    REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS
The Company identified certain errors primarily related to the calculation of actuarially determined insurance contract assets and liabilities that impacted previously issued consolidated financial statements. Management evaluated these adjustments and concluded they were not material to any previously reported quarterly or annual financial statements. In order to improve the consistency and comparability of the financial statements, management revised the financial statements and related disclosures to correct these errors as shown below.
Management assessed the materiality of this change within prior period financial statements based upon SEC Staff Accounting Bulletin Number 99, Materiality, which is since codified in Accounting Standards Codification ("ASC") 250, Accounting Changes and Error Corrections. The prior period comparative financial statements that are presented herein have been revised.
The following tables present line items for prior period financial statements that have been affected by the revision. For these line items, the tables detail the amounts as previously reported, the impact upon those line items due to the revision, and the amounts as currently revised within the financial statements.

	June 30, 2020			March 31, 2020
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Balance Sheet:
ASSETS
Other invested assets	2,280	—	2,280	2,112	12	2,124
Deferred policy acquisition costs	4,182	(92)	4,090	4,809	(112)	4,697
Total Assets	$254,110	$(92)	$254,018	$240,781	$(100)	$240,681
LIABILITIES
Future policy benefits and other policyholders’ liabilities	41,476	30	41,506	37,968	33	38,001
Current and deferred income taxes	1,848	(26)	1,822	2,355	(28)	2,327
Total Liabilities	$234,889	$4	$234,893	$218,884	$5	$218,889
EQUITY
Retained earnings	12,995	(96)	12,899	17,112	(105)	17,007
Total equity attributable to Holdings	17,594	(96)	17,498	20,086	(105)	19,981
Total Equity	19,134	(96)	19,038	21,640	(105)	21,535
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$254,110	$(92)	$254,018	$240,781	$(100)	$240,681

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2019			December 31, 2018
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Balance Sheet:
ASSETS
Deferred policy acquisition costs	5,890	(53)	5,837	6,745	(40)	6,705
GMIB reinsurance contract asset, at fair value	2,139	—	2,139	1,732	2	1,734
Other assets	3,799	1	3,800	3,127	20	3,147
Total Assets	$249,870	$(52)	$249,818	$220,797	$(18)	$220,779
LIABILITIES
Future policy benefits and other policyholders’ liabilities	34,587	48	34,635	30,998	79	31,077
Current and deferred income taxes	549	(21)	528	68	(33)	35
Total Liabilities	$234,379	$27	$234,406	$205,178	$46	$205,224
EQUITY
Retained earnings	11,827	(83)	11,744	13,989	(52)	13,937
Accumulated other comprehensive income (loss)	840	4	844	(1,396)	(12)	(1,408)
Total equity attributable to Holdings	13,535	(79)	13,456	13,866	(64)	13,802
Total Equity	15,126	(79)	15,047	15,432	(64)	15,368
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$249,870	$(52)	$249,818	$220,797	$(18)	$220,779

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Income (Loss)
REVENUES
Policy charges and fee income	$879	$(2)	$877	$1,870	$3	$1,873
Net derivative gains (losses)	(6,033)	(5)	(6,038)	3,368	(6)	3,362
Net investment income (loss)	1,035	(13)	1,022	1,651	—	1,651
Other Income	124	—	124	280	(1)	279
Total revenues	(2,530)	(20)	(2,550)	10,063	(4)	10,059

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits	746	(10)	736	3,534	(22)	3,512
Amortization of deferred policy acquisition costs	183	(21)	162	1,431	34	1,465
Other operating costs and expenses	434	—	434	871	1	872
Total benefits and other deductions	2,489	(31)	2,458	8,195	13	8,208
Income (loss) from continuing operations, before income taxes	(5,019)	11	(5,008)	1,868	(17)	1,851
Income tax (expense) benefit	1,077	(2)	1,075	(363)	4	(359)
Net income (loss)	(3,942)	9	(3,933)	1,505	(13)	1,492
Net income (loss) attributable to Holdings	$(4,028)	$9	$(4,019)	$1,382	$(13)	$1,369

EARNINGS PER COMMON SHARE
Basic	$(8.96)	$0.02	$(8.94)	$2.98	$(0.03)	$2.95
Diluted	$(8.96)	$0.02	$(8.94)	$2.97	$(0.03)	$2.94

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2020
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Income (Loss)
REVENUES
Policy charges and fee income	$991	$5	$996
Net derivative gains (losses)	9,401	(1)	9,400
Net investment income (loss)	616	13	629
Other Income	156	(1)	155
Total revenues	12,593	16	12,609

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits	2,788	(12)	2,776
Amortization of deferred policy acquisition costs	1,248	55	1,303
Other operating costs and expenses	437	1	438
Total benefits and other deductions	5,706	44	5,750
Income (loss) from continuing operations, before income taxes	6,887	(28)	6,859
Income tax (expense) benefit	(1,440)	6	(1,434)
Net income (loss)	5,447	(22)	5,425
Net income (loss) attributable to Holdings	$5,410	$(22)	$5,388

EARNINGS PER COMMON SHARE
Basic	$11.71	$(0.05)	$11.66
Diluted	$11.65	$(0.05)	$11.60

	Year Ended December 31, 2019			Year Ended December 31, 2018
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Income (Loss)
REVENUES
Policy charges and fee income	$3,738	$40	$3,778	$3,824	$10	$3,834
Net derivative gains (losses)	(4,000)	(12)	(4,012)	(231)	(19)	(250)
Total revenues	9,591	28	9,619	12,078	(9)	12,069

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits	4,370	15	4,385	2,915	(59)	2,856
Interest credited to policyholders' account balances	1,241	22	1,263	1,090	(23)	1,067
Commissions and distribution related payments	1,242	—	1,242	1,160	5	1,165
Amortization of deferred policy acquisition costs	579	18	597	333	38	371
Other operating costs and expenses	1,892	(2)	1,890	1,809	1	1,810
Total benefits and other deductions	11,626	53	11,679	9,617	(38)	9,579
Income (loss) from continuing operations, before income taxes	(2,035)	(25)	(2,060)	2,461	29	2,490
Income tax (expense) benefit	599	(6)	593	(307)	6	(301)
Net income (loss)	(1,436)	(31)	(1,467)	2,154	35	2,189
Net income (loss) attributable to Holdings	$(1,733)	$(31)	$(1,764)	$1,820	$35	$1,855

EARNINGS PER COMMON SHARE
Basic	$(3.51)	$(0.06)	$(3.57)	$3.27	$0.06	$3.33
Diluted	$(3.51)	$(0.06)	$(3.57)	$3.27	$0.06	$3.33

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Income (Loss)
REVENUES
Policy charges and fee income	$929	$51	$980	$2,801	$46	$2,847
Net derivative gains (losses)	(451)	(2)	(453)	(2,317)	(6)	(2,323)
Other Income	142	1	143	408	1	409
Total revenues	3,028	50	3,078	7,902	41	7,943

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits	1,757	(22)	1,735	3,533	18	3,551
Interest credited to policyholders' account balances	304	16	320	922	22	944
Amortization of deferred policy acquisition costs	85	43	128	460	29	489
Total benefits and other deductions	3,468	37	3,505	8,825	69	8,894
Income (loss) from continuing operations, before income taxes	(440)	13	(427)	(923)	(28)	(951)
Income tax (expense) benefit	124	(3)	121	328	6	334
Net income (loss)	(316)	10	(306)	(595)	(22)	(617)
Net income (loss) attributable to Holdings	$(384)	$10	$(374)	$(796)	$(22)	$(818)

EARNINGS PER COMMON SHARE
Basic	$(0.78)	$0.02	$(0.76)	$(1.59)	$(0.05)	$(1.64)
Diluted	$(0.78)	$0.02	$(0.76)	$(1.59)	$(0.05)	$(1.64)

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Income (Loss)
REVENUES
Policy charges and fee income	$941	$(3)	$938	$1,872	$(5)	$1,867
Net derivative gains (losses)	(236)	(1)	(237)	(1,866)	(4)	(1,870)
Total revenues	3,160	(4)	3,156	4,874	(9)	4,865

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits	896	(1)	895	1,776	40	1,816
Interest credited to policyholders' account balances	314	3	317	618	6	624
Amortization of deferred policy acquisition costs	177	(2)	175	375	(14)	361
Other operating costs and expenses	456	(1)	455	866	—	866
Total benefits and other deductions	2,719	(1)	2,718	5,357	32	5,389
Income (loss) from continuing operations, before income taxes	441	(3)	438	(483)	(41)	(524)
Income tax (expense) benefit	(11)	1	(10)	204	9	213
Net income (loss)	430	(2)	428	(279)	(32)	(311)
Net income (loss) attributable to Holdings	$363	$(2)	$361	$(412)	$(32)	$(444)

EARNINGS PER COMMON SHARE
Basic	$0.74	$—	$0.74	$(0.82)	$(0.06)	$(0.88)
Diluted	$0.74	$(0.01)	$0.73	$(0.82)	$(0.06)	$(0.88)

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2019
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Income (Loss)
REVENUES
Policy charges and fee income	$931	$(2)	$929
Net derivative gains (losses)	(1,630)	(3)	(1,633)
Total revenues	1,714	(5)	1,709

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits	880	41	921
Interest credited to policyholders' account balances	304	3	307
Amortization of deferred policy acquisition costs	198	(12)	186
Other operating costs and expenses	410	1	411
Total benefits and other deductions	2,638	33	2,671
Income (loss) from continuing operations, before income taxes	(924)	(38)	(962)
Income tax (expense) benefit	215	8	223
Net income (loss)	(709)	(30)	(739)
Net income (loss) attributable to Holdings	$(775)	$(30)	$(805)

EARNINGS PER COMMON SHARE
Basic	$(1.50)	$(0.05)	$(1.55)
Diluted	$(1.50)	$(0.05)	$(1.55)

	Year Ended December 31, 2017
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Income (Loss):
REVENUES
Policy charges and fee income	$3,693	$(7)	$3,686
Net derivative gains (losses)	214	(23)	191
Total revenues	$12,460	$(30)	$12,430

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits	4,366	14	4,380
Commissions and distribution related payments	1,081	7	1,088
Amortization of deferred policy acquisition costs	503	12	515
Total benefits and other deductions	11,154	33	11,187
Income (loss) from continuing operations, before income taxes	1,306	(63)	1,243
Income tax (expense) benefit	(49)	7	(42)
Net income (loss)	1,257	(56)	1,201
Net income (loss) attributable to Holdings	834	(56)	778
Net income (loss) available to Holdings’ common shareholders	$834	$(56)	$778

EARNINGS PER COMMON SHARE
Basic	$1.49	$(0.10)	$1.39
Diluted	$1.48	$(0.09)	$1.39

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$(3,942)	$9	$(3,933)	$1,505	$(13)	$1,492
Other comprehensive income	1,642	—	1,642	3,083	(4)	3,079
Comprehensive income (loss)	(2,300)	9	(2,291)	4,588	(17)	4,571
Comprehensive income (loss) attributable to Holdings	$(2,389)	$9	$(2,380)	$4,470	$(17)	$4,453

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2020
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$5,447	$(22)	$5,425
Change in unrealized gains (losses), net of reclassification adjustment	1,434	(4)	1,430
Other comprehensive income	1,441	(4)	1,437
Comprehensive income (loss)	6,888	(26)	6,862
Comprehensive income (loss) attributable to Holdings	$6,859	$(26)	$6,833

	Year Ended December 31, 2019			Year Ended December 31, 2018
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$(1,436)	$(31)	$(1,467)	$2,154	$35	$2,189
Foreign currency translation adjustment	5	—	5	(37)	5	(32)
Change in unrealized gains (losses), net of reclassification adjustment	2,242	16	2,258	(1,329)	3	(1,326)
Other comprehensive income	2,232	16	2,248	(1,177)	8	(1,169)
Comprehensive income (loss)	796	(15)	781	977	43	1,020
Comprehensive income (loss) attributable to Holdings	$503	$(15)	$488	$628	$43	$671

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$(316)	$10	$(306)	$(595)	$(22)	$(617)
Change in unrealized gains (losses), net of reclassification adjustment	581	165	746	2,784	90	2,874
Other comprehensive income	587	165	752	2,857	90	2,947
Comprehensive income (loss)	271	175	446	2,262	68	2,330
Comprehensive income (loss) attributable to Holdings	$208	$175	$383	$2,068	$68	$2,136

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$430	$(2)	$428	$(279)	$(32)	$(311)
Change in unrealized gains (losses), net of reclassification adjustment	1,369	(77)	1,292	2,203	(75)	2,128
Other comprehensive income	1,388	(77)	1,311	2,270	(75)	2,195
Comprehensive income (loss)	1,818	(79)	1,739	1,991	(107)	1,884
Comprehensive income (loss) attributable to Holdings	$1,752	$(79)	$1,673	$1,860	$(107)	$1,753

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2019
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$(709)	$(30)	$(739)
Change in unrealized gains (losses), net of reclassification adjustment	834	2	836
Other comprehensive income	882	2	884
Comprehensive income (loss)	173	(28)	145
Comprehensive income (loss) attributable to Holdings	$108	$(28)	$80

	Year Ended December 31, 2017
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Comprehensive Income:
Net income (loss)	$1,257	$(56)	$1,201
Foreign currency translation adjustment	$42	$(3)	$39
Change in unrealized gains (losses), net of reclassification adjustment	690	(18)	672
Other comprehensive income	832	(21)	811
Comprehensive income (loss)	2,089	(77)	2,012
Comprehensive income (loss) attributable to Holdings	1,647	(77)	1,570

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Equity:
Retained earnings, beginning of year	$17,112	$(105)	$17,007	$11,827	$(83)	$11,744
Net income (loss) attributable to Holdings	(4,028)	9	(4,019)	1,382	(13)	1,369
Retained earnings, end of period	$12,995	$(96)	$12,899	$12,995	$(96)	$12,899
Total Holdings’ equity, end of period	$17,594	$(96)	$17,498	$17,594	$(96)	$17,498
Total equity, end of period	$19,134	$(96)	$19,038	$19,134	$(96)	$19,038

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2020
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Equity:
Retained earnings, beginning of year	$11,827	$(83)	$11,744
Net income (loss) attributable to Holdings	5,410	(22)	5,388
Retained earnings, end of period	$17,112	$(105)	$17,007
Total Holdings’ equity, end of period	$20,086	$(105)	$19,981
Total equity, end of period	$21,640	$(105)	$21,535

	Year Ended December 31, 2019			Year Ended December 31, 2018
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Equity:
Retained earnings, beginning of year	$13,989	$(52)	$13,937	$12,225	$(87)	$12,138
Net income (loss) attributable to Holdings	(1,733)	(31)	(1,764)	1,820	35	1,855
Retained earnings, end of year	$11,827	$(83)	$11,744	$13,989	$(52)	$13,937
Accumulated other comprehensive income (loss), beginning of year	$(1,396)	$(12)	$(1,408)	$(108)	$(20)	$(128)
Other comprehensive income (loss)	2,236	16	2,252	(1,192)	8	(1,184)
Accumulated other comprehensive income (loss), end of year	$840	$4	$844	$(1,396)	$(12)	$(1,408)
Total Holdings’ equity, end of year	$13,535	$(79)	$13,456	$13,866	$(64)	$13,802
Total equity, end of year	$15,126	$(79)	$15,047	$15,432	$(64)	$15,368

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Equity:
Retained earnings, beginning of year	$13,293	$(84)	$13,209	$13,989	$(52)	$13,937
Net income (loss) attributable to Holdings	(384)	10	(374)	(796)	(22)	(818)
Retained earnings, end of period	$12,835	$(74)	$12,761	$12,835	$(74)	$12,761
Accumulated other comprehensive income (loss), beginning of year	$876	$(87)	$789	$(1,396)	$(12)	$(1,408)
Other comprehensive income (loss)	592	165	757	2,864	90	2,954
Accumulated other comprehensive income (loss), end of period	$1,468	$78	$1,546	$1,468	$78	$1,546
Total Holdings’ equity, end of period	$14,936	$4	$14,940	$14,936	$4	$14,940
Total equity, end of period	$16,478	$4	$16,482	$16,478	$4	$16,482

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Equity:
Additional paid-in capital, beginning of year	1,881	1	1,882	1,908	—	1,908
Other	(8)	(1)	(9)	(16)	—	(16)
Additional paid-in capital, end of period	$1,901	$—	$1,901	$1,901	$—	$1,901
Retained earnings, beginning of year	$13,004	$(82)	$12,922	$13,989	$(52)	$13,937
Net income (loss) attributable to Holdings	363	(2)	361	(412)	(32)	(444)
Retained earnings, end of period	$13,293	$(84)	$13,209	$13,293	$(84)	$13,209
Accumulated other comprehensive income (loss), beginning of year	$(513)	$(10)	$(523)	$(1,396)	$(12)	$(1,408)
Other comprehensive income (loss)	1,389	(77)	1,312	2,272	(75)	2,197
Accumulated other comprehensive income (loss), end of period	$876	$(87)	$789	$876	$(87)	$789
Total Holdings’ equity, end of period	$14,843	$(171)	$14,672	$14,843	$(171)	$14,672
Total equity, end of period	$16,388	$(171)	$16,217	$16,388	$(171)	$16,217

	Three Months Ended March 31, 2019
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Equity:
Other	(8)	1	(7)
Additional paid-in capital, end of period	$1,881	$1	$1,882
Retained earnings, beginning of year	$13,989	$(52)	$13,937
Net income (loss) attributable to Holdings	(775)	(30)	(805)
Retained earnings, end of period	$13,004	$(82)	$12,922
Accumulated other comprehensive income (loss), beginning of year	$(1,396)	$(12)	$(1,408)
Other comprehensive income (loss)	883	2	885
Accumulated other comprehensive income (loss), end of period	$(513)	$(10)	$(523)
Total Holdings’ equity, end of period	$13,143	$(91)	$13,052
Total equity, end of period	$14,682	$(91)	$14,591

	Year Ended December 31, 2017
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Equity:
Retained earnings, beginning of year	$11,391	$(31)	$11,360
Net income (loss) attributable to Holdings	834	(56)	778
Retained earnings, end of period	$12,225	$(87)	$12,138
Accumulated other comprehensive income (loss), beginning of year	$(921)	$1	$(920)
Other comprehensive income (loss)	813	(21)	792
Accumulated other comprehensive income (loss), end of period	$(108)	$(20)	$(128)
Total Holdings’ equity, end of period	$13,421	$(107)	$13,314
Total equity, end of period	$16,518	$(107)	$16,411

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2020			Three Months Ended March 31, 2020
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Cash Flows:
Cash flows from operating activities:
Net income (loss)	$1,505	$(13)	$1,492	$5,447	$(22)	$5,425
Adjustments to reconcile Net income (loss) to Net cash provided by (used in) operating activities:
Policy charges and fee income	(1,870)	(3)	(1,873)	(991)	(5)	(996)
Net derivative (gains) losses	(3,368)	6	(3,362)	(9,401)	1	(9,400)
Amortization and depreciation	1,506	34	1,540	1,275	55	1,330
Future policy benefits	1,828	(21)	1,807	1,936	(11)	1,925
Current and deferred income taxes	482	(4)	478	1,425	(5)	1,420
Other, net	(329)	1	(328)	(448)	(1)	(449)
Net cash provided by (used in) operating activities	$(548)	$—	$(548)	$(582)	$12	$(570)
Cash flows from financing activities:
Policyholders’ account balances:
Change in collateralized pledged assets	60	—	60	44	(1)	43
Change in collateralized pledged liabilities	239	—	239	657	(11)	646
Net cash provided by (used in) financing activities	$2,891	$—	$2,891	$(13)	$(12)	$(13)
Cash and cash equivalents, end of period	$8,364	$—	$8,364	$10,315	$—	$10,315

	Year Ended December 31, 2019			Year Ended December 31, 2018
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Cash Flows:
Cash flows from operating activities:
Net income (loss)	$(1,436)	$(31)	$(1,467)	$2,154	$35	$2,189
Adjustments to reconcile Net income (loss) to Net cash provided by (used in) operating activities:
Policy charges and fee income	(3,738)	(40)	(3,778)	(3,824)	(10)	(3,834)
Interest credited to policyholders' account balances	1,241	22	1,263	1,090	(23)	1,067
Net derivative (gains) losses	4,000	12	4,012	231	19	250
Amortization and depreciation	657	18	675	257	39	296
Capitalization of DAC	(754)	—	(754)	(702)	5	(697)
Future policy benefits	947	15	962	(399)	(59)	(458)
Current and deferred income taxes	(108)	6	(102)	633	(6)	627
Other, net	(162)	(2)	(164)	(222)	—	(222)
Net cash provided by (used in) operating activities	$(216)	$—	$(216)	$61	$—	$61
Cash and cash equivalents, end of year	$4,405	$—	$4,405	$4,469	$—	$4,469

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2019			Six Months Ended June 30, 2019
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Cash Flows:
Cash flows from operating activities:
Net income (loss)	$(595)	$(22)	$(617)	$(279)	$(32)	$(311)
Adjustments to reconcile Net income (loss) to Net cash provided by (used in) operating activities:
Policy charges and fee income	(2,801)	(46)	(2,847)	(1,872)	5	(1,867)
Interest credited to policyholders' account balances	922	22	944	618	6	624
Net derivative (gains) losses	2,317	6	2,323	1,866	4	1,870
Amortization and depreciation	535	29	564	433	(13)	420
Changes in:
Future policy benefits	925	18	943	1	40	41
Current and deferred income taxes	36	(6)	30	23	(9)	14
Other, net	(86)	(1)	(87)	(58)	(1)	(59)
Net cash provided by (used in) operating activities	$(292)	$—	$(292)	$(425)	$—	$(425)
Cash and cash equivalents, end of period	$4,471	$—	$4,471	$4,734	$—	$4,734

	Three Months Ended March 31, 2019
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Cash Flows:
Cash flows from operating activities:
Net income (loss)	$(709)	$(30)	$(739)
Adjustments to reconcile Net income (loss) to Net cash provided by (used in) operating activities:
Policy charges and fee income	(931)	2	(929)
Interest credited to policyholders' account balances	304	3	307
Net derivative (gains) losses	1,630	3	1,633
Amortization and depreciation	239	(12)	227
Future policy benefits	22	42	64
Current and deferred income taxes	183	(8)	175
Net cash provided by (used in) operating activities	$(109)	$—	$(109)
Cash and cash equivalents, end of period	$5,129	$—	$5,129

	Year Ended December 31, 2017
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Cash Flows:
Cash flows from operating activities:
Net income (loss)	$1,257	$(56)	$1,201
Adjustments to reconcile Net income (loss) to Net cash provided by (used in) operating activities:
Policy charges and fee income	(3,693)	7	(3,686)
Net derivative (gains) losses	(214)	23	(191)
Amortization and depreciation	399	(13)	386
Capitalization of DAC	(687)	24	(663)
Future policy benefits	1,097	14	1,111
Current and deferred income taxes	(10)	1	(9)
Net cash provided by (used in) operating activities	$(243)	$—	$(243)
Cash and cash equivalents, end of year	$4,814	$—	$4,814

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17)     SUBSEQUENT EVENTS
On October 27, 2020, Holdings entered into a Master Transaction Agreement with Venerable Insurance and Annuity Company (“VIAC”), and Venerable Holdings, Inc., a Delaware corporation. VIAC will acquire all of the shares of the capital stock of Corporate Solutions Life Reinsurance Company (“CSLRC”), and, immediately following such sale, Equitable Financial will enter into a coinsurance and modified coinsurance agreement, pursuant to which Equitable Financial will cede to CSLRC, on a combined coinsurance and modified coinsurance basis, legacy variable annuity policies sold by Equitable Financial between 2006-2008 supported by general account assets of approximately $12 billion (the “Block”), comprised of non-New York “Accumulator” policies containing fixed rate Guaranteed Minimum Income Benefit and/or Guaranteed Minimum Death Benefit guarantees. Equitable Financial will reinsure the separate accounts relating to the Block on a modified coinsurance basis. Equitable Financial will also acquire a surplus note in aggregate principal amount of $50 million issued by VIAC in the transaction.

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
In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. See the Note Regarding Forward-Looking Statements and Information. Investors are directed to consider the risks and uncertainties discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as in other documents we have filed with the SEC.
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
Reinsurance of Legacy Variable Annuity Block and Sale of Runoff Variable Annuity Reinsurance Entity
On October 27, 2020, Holdings entered into a Master Transaction Agreement (the “MTA”) with Venerable Insurance and Annuity Company, an insurance company domiciled in Iowa (“VIAC”), and Venerable Holdings, Inc., a Delaware corporation (“Venerable”), pursuant to which, among other things, VIAC will acquire all of the shares of the capital stock of Corporate Solutions Life Reinsurance Company, an insurance company domiciled in Delaware and wholly owned subsidiary of the Company (“CSLRC”). Prior to the closing, CSLRC will affect the recapture of all of the business that is currently ceded to CS Life Re Company, an insurance company domiciled in Arizona and wholly owned subsidiary of CSLRC (“Reinsurance Subsidiary”), and the dissolution or sale, transfer or distribution of 100% of the equity of the Reinsurance Subsidiary.
Immediately following the sale of CSLRC, CSLRC and Equitable Financial will enter into a coinsurance and modified coinsurance agreement (the “Reinsurance Agreement”), pursuant to which Equitable Financial will cede to CSLRC, on a combined coinsurance and modified coinsurance basis, legacy variable annuity policies sold by Equitable Financial between 2006-2008 supported by general account assets of approximately $12 billion (the “Block”), comprised of non-New York “Accumulator” policies containing fixed rate Guaranteed Minimum Income Benefit and/or Guaranteed Minimum Death Benefit guarantees. CSLRC will deposit assets supporting the general account liabilities relating to the Block into a trust account for the benefit of Equitable Financial, which assets will secure its obligations to Equitable Financial under the Reinsurance Agreement. Equitable Financial will reinsure the separate accounts relating to the Block on a modified coinsurance basis. At closing, VIAC will contribute additional assets to the trust such that trust assets will exceed the liabilities they secure. Venerable will provide a holding company guarantee of CSLRC’s obligation to Equitable Financial under the Reinsurance Agreement. In addition, the investment of assets in the trust account will be subject to investment guidelines and certain capital adequacy related triggers will strengthen the requirements of the trust. The Reinsurance Agreement also contains additional counterparty risk management and mitigation provisions.
As part of the transaction, the Company is in discussions to acquire a 9.9% equity interest in Venerable’s parent holding company, VA Capital Company LLC, which may include a board seat, subject to reaching an agreement on the terms of the investment.
Based on estimates as of June 30, 2020, the Company expects to realize approximately $1.2 billion in value from the transaction, which includes an anticipated capital release of approximately $800 million, a positive ceding commission in respect of the Block reinsurance transaction and consideration payable by VIAC for the acquisition of CSLRC totaling approximately $300 million, subject to adjustment, and approximately $100 million in tax benefits. Equitable Financial will also acquire a surplus note in aggregate principal amount of $50 million issued by VIAC.
Under the terms of the MTA, at closing of the transactions, ABLP will enter into an investment advisory agreement with CSLRC pursuant to which ABLP will serve as the preferred investment manager for approximately 80%, relative to assets currently managed by ABLP, of the general account assets transferred to the trust account for, subject to certain provisions, a minimum of five years. Equitable Financial will continue to administer the Block.
The transaction is expected to close in the second quarter of 2021. The consummation of the closing under the MTA is subject to the satisfaction or waiver of customary closing conditions specified in the MTA, including, among other things, (i) the receipt of required regulatory approvals, without imposing a burdensome condition, (ii) the expiration or termination of the applicable waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) absence of a material adverse effect on Venerable (in the case of the Company) or CSLRC (in the case of Venerable and VIAC), in each case subject to certain exceptions and qualifications.
COVID-19 Impact
The COVID-19 pandemic has negatively impacted the U.S. and global economies. In the third quarter, financial markets continued to experience significant volatility and unemployment levels remained high. The pandemic continues to evolve in the U.S., and while certain states and municipalities have re-opened, others are pausing re-opening plans or reinstating lockdowns due to surges in COVID-19 cases. States and municipalities have instituted varying plans for in-person instruction at schools, but surging national infection rates and the possibility of a localized outbreak create uncertainty and threaten continued in-person instruction. The effects from the pandemic are likely to persist for months to come. Governments around the world continued to implement economic stimulus measures that are intended to steady businesses and consumers until economic activity and financial markets meaningfully recover. The timing and magnitude of any such recovery, however, remains uncertain.
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
Operationally, we acted quickly and implemented our risk management and contingency plans as the COVID-19 pandemic evolved. For example, among other things, we implemented travel restrictions, imposed self-quarantine requirements for employees and advisors who were exposed to someone who tested positive or had traveled to certain countries with active COVID-19 outbreaks and, finally, we temporarily closed our corporate locations and advisor branch offices. As a result, most of our employees and advisors are currently working remotely. The remote working arrangement has detracted from the ability of our advisors to sell our products in the normal course and, as a result, the demand for our products and services has been adversely impacted and could decline further as the pandemic persists. We are also mindful that an extended period of remote work arrangements could strain our business continuity plans, introduce additional operational risk, including cybersecurity and privacy risks, and impair our ability to effectively manage our business.
While the COVID-19 pandemic has negatively impacted our business and financial results, the extent and nature of its full financial impact cannot reasonably be estimated at this time due to the uncertainty as to the severity and duration of the pandemic. For additional information regarding the potential impacts of the COVID-19 pandemic, see “Risk Factors—The novel coronavirus (COVID-19) pandemic has adversely impacted our business and could materially adversely affect our business, results of operation or financial condition in the future.” in our Forms 10-Q for the quarters ended March 31, 2020 and June 30, 2020.
Revenues
Our revenues come from three principal sources:
•fee income derived from our retirement and protection products and our investment management and research services;
•premiums from our traditional life insurance and annuity products; and
•investment income from our General Account investment portfolio.
Our fee income varies directly in relation to the amount of the underlying AV or benefit base of our retirement and protection products and the amount of AUM of our Investment Management and Research business. AV and AUM, each as defined in “Key Operating Measures,” are influenced by changes in economic conditions, primarily equity market returns, as well as net flows. Our premium income is driven by the growth in new policies written and the persistency of our in-force policies, both of which are influenced by a combination of factors, including our efforts to attract and retain customers and market conditions that influence demand for our products. Our investment income is driven by the yield on our General Account investment portfolio and is impacted by the prevailing level of interest rates as we reinvest cash associated with maturing investments and net flows to the portfolio.
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
•Variable annuity hedging programs. We use a dynamic hedging program (within this program, generally, we reevaluate our economic exposure at least daily and rebalance our hedge positions accordingly) to mitigate certain risks associated with the GMxB features that are embedded in our liabilities for our variable annuity products. This program utilizes various derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in GMxB features’ exposures attributable to movements in the equity markets and interest rates. Although this program is designed to provide a measure of economic protection against the impact of adverse market conditions, it does not qualify for hedge accounting treatment. Accordingly, changes in value of the derivatives will be recognized in the period in which they occur with offsetting changes in reserves partially recognized in the current period, resulting in net income volatility. In addition to our dynamic hedging program, we have a hedging program using static hedge positions (derivative positions intended to be held-to-maturity with less frequent re-balancing) to protect our statutory capital against stress scenarios. This program in addition to our dynamic hedge program has increased the size of our derivative positions, resulting in an increase in net income volatility. The impacts are most pronounced for variable annuity products in our Individual Retirement segment.
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
For further details of our accounting policies and related judgments pertaining to assumption updates, see Note 2  to the Notes to the Company’s consolidated financial statements and “—Summary of Critical Accounting Estimates—Liability for Future Policy Benefits” included in the 2019 Form 10-K.
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
Impact of Assumption Updates and Model Changes on Income from Continuing Operations before income taxes and Net income (loss)
The table below presents the impact of our actuarial assumption update during the three and nine months ended September 30, 2020 and 2019 to our Income (loss) from continuing operations, before income taxes and Net income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30, (1)
	2020	2019	2020	2019
	(in millions)
Impact of assumption update on Net income (loss):
Variable annuity product features related assumption update	$(63)	$(1,467)	$(1,531)	$(1,467)
Assumption updates for other business	(11)	76	(1,060)	76
Impact of assumption updates on Income (loss) from continuing operations, before income tax	(74)	(1,391)	(2,591)	(1,391)
Income tax (expense) benefit on assumption update	16	292	544	292
Net income (loss) impact of assumption update	$(58)	$(1,099)	$(2,047)	$(1,099)
(1) During the first quarter of 2020, we updated interest rate assumption and the impact was a decrease to Net income (loss) of $2.0 billion. See Note 2 for further details on the assumption update.
2020 Assumption Updates
Annual Update
The impact of the economic assumption update in the third quarter of 2020 was a decrease of $74 million to Income (loss) from continuing operations, before income taxes and a decrease to Net income (loss) of $58 million.
The net impact of this assumption update on Income (loss) from continuing operations, before income taxes of $74 million consisted of a decrease in Policy charges and fee income of $23 million, an increase in Policyholders’ benefits of $193 million, an increase in Interest credited to policyholders’ account balances of $5 million, a decrease in net derivative losses of $112 million and a decrease in the Amortization of DAC of $35 million. Third quarter 2020 assumption updates include a pre-tax gain of $445 million attributable to the removal of the credit risk adjustment from our fair value scenario calibration to better align with U.S. valuation practices, offset by updates to our mortality and policyholder behavior assumptions to reflect emerging experience.

First Quarter Update
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
The impact of the economic assumption update in the first quarter of 2020 was a decrease of $2.5 billion to Income (loss) from continuing operations, before income taxes and a decrease to Net income (loss) of $2.0 billion.
The net impact of this assumption update on Income (loss) from continuing operations, before income taxes of $2.5 billion consisted of an increase in Policy charges and fee income of $46 million, an increase in Policyholders’ benefits of $1.4 billion, a decrease in Interest credited to policyholders’ account balances of $6 million and an increase in the Amortization of DAC of $1.1 billion.
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
The net impact of these assumption updates on Income (loss) from continuing operations, before income taxes of $1.4 billion consisted of an increase in Policy charges and fee income of $3 million, an increase in Policyholders’ benefits of $875 million, a decrease in Interest credited to policyholders’ account balances of $13 million, an increase in Net derivative losses of $578 million and a decrease in the Amortization of DAC of $46 million.
2020 Model Changes
In the first quarter of 2020, we adopted a new economic scenario generator to calculate the fair value of the GMIB reinsurance contract asset and GMxB derivative features liability, eliminating reliance on AXA Group for scenario production. The new economic scenario generator allows for a tighter calibration of U.S. indices, better reflecting our actual portfolio. The net impact of the new economic scenario generator resulted in an increase in Income (loss) from continuing operations, before income taxes of $201 million, and an increase to Net Income (loss) of $159 million for the nine months ended September 30, 2020.
2019 Model Changes
There was no material impact from model changes during the first nine months of 2019 to our Income (loss) from continuing operations, before income taxes or Net income (loss).
Impact of Assumption Updates and Model Changes on Pre-tax Non-GAAP Operating Earnings Adjustments
The table below presents the impact of our actuarial assumption updates during the first nine months of 2020 and 2019 on segment revenues, benefits and other deductions, and Corporate and Other. There was no material impact from model changes during the third quarter of 2020 or 2019 on segment revenues, benefits and other deductions, and Corporate and Other.

	Nine Months Ended September 30, (1)
	2020	2019
	(in million)
Impact of assumption updates by segment:
Individual Retirement	(28)	$104
Group Retirement	(3)	3
Protection Solutions	4	(4)
Impact of assumption updates on Corporate and Other	(12)	(27)
Total impact on pre-tax Non-GAAP Operating Earnings	$(39)	$76
(1) The amounts for the three months and the nine months ended September 30 of each year represented the same amounts. The first quarter 2020 assumption update did not impact Non-GAAP Operating Earnings and we only had our third quarter annual updates for 2019.
2020 Assumption Updates
The impact of our 2020 annual review on Non-GAAP Operating Earnings was unfavorable by $39 million before taking into consideration the tax impacts or $31 million after tax.For the Individual Retirement segment, the impacts primarily reflect higher surrenders at the end of the surrender charge period on Retirement Cornerstone policies. The impact of our 2020 annual review was not material for our Group Retirement and Protection Solutions segments.
The net impact of assumption changes on Non-GAAP Operating Earnings in the third quarter of 2020 decreased Policy charges and fee income by $23 million, increased Policyholder’ benefits by $46 million, increased Interest credited to policyholders’ account balances by $5 million and decreased Amortization of DAC by $35 million. Non-GAAP Operating Earnings excludes items related to Variable annuity product features and impact of COVID 19, such as changes in the fair value of the embedded derivatives associated with the GMIBNLG liability and the effect of benefit ratio unlock adjustments.
2019 Assumption Updates
The impact of our 2019 annual review on Non-GAAP Operating Earnings was favorable by $60 million, or $76 million before taking into consideration the tax impacts.
•For the Individual Retirement segment, the impacts primarily reflect favorable updates to Amortization of DAC from lower lapse assumptions.
•For the Group Retirement segment, the impacts primarily reflect a favorable update to maintenance expenses.
•For the Protection Solutions segment, the results primarily reflect unfavorable updates to mortality and economic assumptions, partially offset by a favorable update to maintenance expenses.
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
Impact of the First Quarter 2020 Assumption Update, and COVID-19 Impacts on Pre-tax Non-GAAP Operating Earnings Adjustments
The unprecedented and rapid spread of COVID-19 and the related restrictions and social distancing measures implemented throughout the world have caused severe, lasting turmoil in the financial markets during the first six months of 2020.
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

The table below presents the impact of COVID-19 related impacts on Income (loss) from continuing operations, before income taxes which all occurred during the first six months of 2020 by segment and Corporate and Other, and the COVID-19-related adjustments included in the reconciliation of Net Income (loss) attributable to Holdings to Non-GAAP Operating Earnings:

	Nine Months Ended September 30, 2020
	COVID-19 Impacts
	Interest Rate Assumption Update	Impacts other than Interest Rate Assumption Update (1)	Total
	(in millions)
Net income (loss) from continuing operations, before income taxes by Segment and Corporate and Other:
Individual Retirement	(1,417)	$(43)	$(1,460)
Group Retirement	(51)	—	(51)
Protection Solutions	(1,016)	(75)	(1,091)
Corporate and Other	(33)	(3)	(36)
Net income (loss) from continuing operations, before income taxes	$(2,517)	$(121)	$(2,638)

COVID-19-related adjustments included in Reconciliation of Net income (loss) attributable to Holdings to Non-GAAP Operating Earnings:
Variable annuities product features	(1,468)	(35)	(1,503)
Other adjustments	(1,049)	(86)	(1,135)
Net income (loss) from continuing operations, before income taxes	$(2,517)	$(121)	$(2,638)
_______________
(1) Includes adjustments to Non-GAAP Operating Earnings primarily due to non-variable annuity hedging impacts resulting from unprecedented volatility in equity markets and accelerated amortization of DAC due to loss recognition in the first half of 2020 resulting from the first quarter 2020 interest rate assumption update.
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
Financial and Economic Environment
In the face of the ongoing pandemic, financial markets continued to experience significant volatility and unemployment levels remained high during the third quarter. Although the financial market recovered most of the first quarter losses in the months since, the prospect of continued volatility remains, especially given the uncertainty surrounding continued civil unrest across the U.S. centered around racial inequality, the presidential and congressional election and the continued economic effects of the virus. Stressed conditions, volatility and disruptions in the capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors. An increase in market volatility could continue to affect our business, including through effects on the yields we earn on invested assets, changes in required reserves and capital and fluctuations in the value of our AUM, AV or AUA from which we derive our fee income. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation and levels of global trade.
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
Variable Annuity Capital Standards. In 2015, the NAIC Financial Condition (E) Committee established a working group to study and address, as appropriate, regulatory issues resulting from variable annuity captive reinsurance transactions, including reforms that would improve the current statutory reserve and RBC framework for insurance companies that sell variable annuity products. In August 2018, the NAIC adopted the new framework developed and proposed by this working group. Following its referral to various NAIC committees to develop the full implementation details, the new framework became operational in January 2020. Among other changes, the new framework includes new prescriptions for reflecting hedge effectiveness, investment returns, interest rates, mortality and policyholder behavior in calculating statutory reserves and RBC. The new framework will materially change the level of variable annuity reserves and RBC requirements as well as their sensitivity to capital markets including interest rate, equity markets, volatility and credit spreads. Overall, we believe the NAIC reform has moved variable annuity capital standards towards an economic framework and is consistent with how we manage our business. The Company adopted the NAIC reserve and capital framework for the year ended December 31, 2019.
On February 26, 2020, the NYDFS adopted amendments to Regulation 213 that differ from the NAIC variable annuity reserve and capital framework. These amendments will not materially affect the Company’s GAAP financial condition, results of operations or stockholders’ equity.  However,  Regulation 213, as amended, absent management action, will require our principal insurance subsidiary, Equitable Financial, to carry statutory basis reserves for its variable annuity contract obligations equal to the greater of those required under (i) the NAIC standard or (ii) a revised version of the NYDFS requirement in effect prior to the adoption of the amendment for contracts issued prior to January 1, 2020, and for policies issued after that date, a new standard that we believe is more conservative than the NAIC standard.  Absent management action, we believe that the amendments will materially increase the statutory basis reserves that Equitable Financial will be required to carry and, will materially and adversely affect the capacity of Equitable Financial to distribute dividends to the Company beyond 2020.  As a holding company, we rely on dividends and other payments from our subsidiaries and, accordingly, any material limitation on Equitable Financial’s dividend capacity could materially affect our ability to return capital to stockholders through dividends and stock repurchases.  The Company is considering management actions to mitigate the impact of Regulation 213. These actions could include seeking further amendment of Regulation 213 or exemptive relief therefrom to make the regulation’s application to Equitable Financial more consistent with the NAIC reserve and capital framework, as well as changing our underwriting practices to emphasize issuing variable annuity products out of subsidiaries which are not domiciled in New York, increasing the use of reinsurance and other corporate transactions intended to reduce the impact of the regulation.  There can be no assurance that any management action individually or collectively will fully mitigate the impact of Regulation 213. Other state insurance regulators may also propose and adopt standards different from the NAIC framework.
DOL Fiduciary Rule and “Best Interest” PTEs. In the wake of the March 2018 Fifth Circuit federal appeals court decision to vacate the DOL Fiduciary Rule, the DOL announced that it planned to issue revised fiduciary investment advice regulations. In June 2020, the DOL proposed a “best interest” prohibited transaction exemption (“PTE”) for investment advice fiduciaries under ERISA. The proposal restores the five-part test for determining fiduciary status that was in effect prior to the DOL Fiduciary Rule, although the scope of the PTE now extends to rollover transactions if they constitute “investment advice” under the five-part test. If fiduciary status is triggered, the PTE prescribes a set of impartial conduct standards and disclosure obligations that are intended to be consistent with the SEC’s Regulation Best Interest. We are currently assessing the proposed PTE to determine the impact it may have on our business.
Other “Best Interest” Standards of Conduct. Following the decision to vacate the DOL Fiduciary Rule in 2018, the NAIC adopted, and state regulators either have adopted or are currently considering whether to apply, an impartial conduct or fiduciary standard to recommendations made in connection with certain annuities and, in one case, to life insurance policies. For example, the NAIC has amended its Suitability in Annuity Transactions Model Regulation to apply a best interest of the consumer standard to insurance producers’ annuity recommendations and require that insurers supervise such recommendations. To date, the amended regulation has been adopted in Iowa and Arizona. In July 2018, the NYDFS issued a final version of Regulation 187 that adopts a “best interest” standard for recommendations regarding the sale of life insurance and annuity products in New York. Regulation 187 took effect on August 1, 2019 with respect to annuity sales and took effect on February 1, 2020 for life insurance sales. We have developed our compliance framework for Regulation 187 with respect to annuity sales as well as our life insurance business. In addition, state regulators and legislatures in Nevada, New Jersey and Maryland have proposed measures that would make broker-dealers, sales agents, and investment advisers and their representatives subject to a fiduciary duty when providing products and services to customers, including pension plans and IRAs. Massachusetts has adopted such a regulation applying a fiduciary duty standard to broker-dealers and their agents, but it does not apply to insurance product sales, including variable annuities. Beyond the New York regulation, the likelihood of enactment of any such state-based regulation is uncertain at this time, but if implemented, these regulations could have adverse effects on our business and consolidated results of operations.
Regulation Best Interest. In June 2019, the SEC released a set of rules that, among other things, enhance the existing standard of conduct for broker-dealers to require them to act in the best interest of their retail customers (“Regulation Best Interest”); clarify the nature of the fiduciary obligations owed by registered investment advisers to their clients; impose new disclosure requirements aimed at ensuring investors understand the nature of their relationship with their investment professionals; and restrict certain broker-dealers and their financial professionals from using the terms “adviser” or “advisor” unless they act in an investment advisory capacity. These rules became effective on June 30, 2020. Investment advisers to retail clients as well as broker-dealers serving retail customers are now required to deliver to retail clients and customers and file with the SEC the new Form CRS, which provides disclosures about its standard of conduct and conflicts of interest. Broker-dealers must also provide more detailed disclosures to retail clients in connection with securities transactions. The intent of these rules is to impose on broker-dealers an enhanced duty of care to their natural person customers similar to that which applies to investment advisers under existing law and to require both broker-dealers and investment advisers to provide enhanced disclosure regarding the nature of their services to retail clients and customers and associated conflicts of interest. We have developed systems and processes and put in place policies and procedures to ensure that we are in compliance with Regulation Best Interest. Meanwhile, the SEC’s examination staff and FINRA are focusing on examining compliance efforts by broker-dealers with Regulation Best Interest.
Derivatives Regulation. The amount of collateral we are required to pledge and the expenses we incur under our derivatives transactions are expected to increase as a result of the requirement to pledge initial margin for non-centrally cleared derivative transactions (“OTC” derivatives) entered into after the phase-in period, which is expected to become applicable to us in September 2021 as a result of adoption by the Office of the Comptroller of the Currency, the Federal Reserve Board, the FDIC, the Farm Credit Administration, and the Federal Housing Finance Agency and the Commodity Futures Trading Commission of final margin requirements for OTC derivatives, absent further delays. Also, the SEC has finalized and adopted the final set of rules related to security-based swaps, which triggers the compliance date for security-based swap entities registration and compliance with previously adopted rules regarding margin, capital, segregation, recordkeeping and reporting and business conduct for security-based swaps. The rules became effective on April 6, 2020. The compliance date for registration of (i) security-based swap dealers that incur a registration obligation as a result of meeting certain thresholds to be set by the SEC on August 6, 2021 will be November 1, 2021 and (ii) major security-based swap participants that incur a registration obligation as a result of security-based swap activities in their quarter ending September 30, 2021 will be December 1, 2021. We continue to monitor developments and are evaluating the potential effect these rules might have on our business.
Impact of the SECURE Act
On December 20, 2019, President Trump signed into law the Setting Every Community Up for Retirement Enhancement Act of 2019 (the “SECURE Act”). The SECURE Act contains a number of provisions that affect the administration and operation of defined contribution plans such as 401(k) and 403(b) plans and IRAs, including provisions that encourage additional retirement savings and lifetime income options, promote the adoption of retirement plans by small employers, provide lifetime income portability, and accelerate the distribution of retirement benefits of deceased retirees. Many provisions of the SECURE Act become effective for plan years beginning after December 31, 2019. At this time, we do not expect material impacts to our business from the SECURE Act.
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
We estimate that the aggregate amount of the one-time expenses described above will be approximately $700 million. Through September 30, 2020, a total of $640 million has been incurred, of which $37 million, $39 million, $108 million and $121 million was incurred in the three and nine months ended September 30, 2020 and 2019, respectively.
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
We anticipate that the savings from these initiatives will offset any incremental ongoing expenses that we incur as a standalone company, and we expect these initiatives to improve our operating leverage. In the third quarter of 2020 we achieved our run rate productivity expense target of $75 million pre-tax per annum net of reinvestment in the business announced at the time of our IPO.
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
The table below presents a reconciliation of Net income (loss) attributable to Holdings to Non-GAAP Operating Earnings for the nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Net income (loss) attributable to Holdings	$(779)	$(374)	$590	$(818)
Adjustments related to:
Variable annuity product features (1)	1,620	1,431	473	3,167
Investment (gains) losses	(17)	(199)	(190)	(176)
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	31	24	86	72
Other adjustments (2) (3)	66	73	836	200
Income tax expense (benefit) related to above adjustments (4)	(357)	(278)	(253)	(685)
Non-recurring tax items	4	(4)	12	(56)
Non-GAAP Operating Earnings	$568	$673	$1,554	$1,704
______________
(1)Includes COVID-19 impact on Variable annuity product features due to a first quarter 2020 assumption update of $1.5 billion and other COVID-19 related impacts of $35 million for the nine months ended September 30, 2020.
(2)Includes COVID-19 impact on Other adjustments due to a first quarter 2020 assumption update of $1.0 billion and other COVID-19 related impacts of $86 million for the nine months ended September 30, 2020.
(3)Includes separation costs of $37 million, $39 million, $108 million and $121 million for the three and nine months ended September 30, 2020 and 2019, respectively.
(4)Includes income taxes of $(554) million for the above related COVID-19 items for the nine months ended September 30, 2020.

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
The following table presents Return on Average equity attributable to Holdings’ common shareholders, excluding AOCI and Non-GAAP Operating ROE for the trailing twelve months ended September 30, 2020.

Trailing Twelve Months Ended September 30, 2020
(in millions)
Net income (loss) available to Holdings’ common shareholders	$(390)
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$13,348
Return on average equity attributable to Holdings’ common shareholders, excluding AOCI	(2.9)%

Non-GAAP Operating Earnings available to Holdings’ common shareholders	$2,173
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$13,348
Non-GAAP Operating ROE	16.3%

The following table presents Non-GAAP Operating ROC by segment for our Individual Retirement, Group Retirement and Protection Solutions segments for the trailing twelve months ended September 30, 2020.

	Trailing Twelve Months Ended September 30, 2020
	Individual Retirement	Group Retirement	Protection Solutions
	(in millions)
Operating earnings	$1,486	$434	$217
Average capital (1)	$6,682	$1,136	$2,922
Non-GAAP Operating ROC	22.2%	38.3%	7.4%
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
Non-GAAP Operating Earnings Per Common Share
Non-GAAP Operating Earnings per common share (“Non-GAAP Operating EPS”) is calculated by dividing Non-GAAP Operating Earnings by diluted common shares outstanding. The following table sets forth Non-GAAP Operating EPS for the nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(per share amounts)
Net income (loss) attributable to Holdings (1)	$(1.74)	$(0.76)	$1.30	$(1.64)
Less: Preferred stock dividends	0.03	—	0.08	—
Net income (loss) available to Holdings’ common shareholders	(1.77)	(0.76)	1.22	(1.64)
Adjustments related to:
Variable annuity product features (2)	3.62	2.92	1.04	6.34
Investment (gains) losses	(0.04)	(0.41)	(0.42)	(0.35)
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	0.07	0.05	0.19	0.14
Other adjustments (3) (4)	0.15	0.15	1.85	0.40
Income tax expense (benefit) related to above adjustments (5)	(0.80)	(0.57)	(0.56)	(1.37)
Non-recurring tax items	0.01	(0.01)	0.03	(0.11)
Non-GAAP Operating Earnings per common share	$1.24	$1.37	$3.35	$3.41
______________
(1)Due to reporting a net loss for the three months ended September 30, 2020 and three and nine months ended September 30, 2019, basic shares was used in the diluted earnings per common share calculation as the use of diluted shares would have resulted in a lower loss per share.
(2)Includes COVID-19 impact on Variable annuity product features due to a first quarter 2020 assumption update of $3.23 and other COVID-19 related impacts of $0.08 for the nine months ended September 30, 2020.
(3)Includes COVID-19 impact on Other adjustments due to a first quarter 2020 assumption update of $2.31 and other COVID-19 related impacts of $0.19 for the nine months ended September 30, 2020.
(4)Includes separation costs of $0.08, $0.08, $0.24 and $0.24 for the three and nine months ended September 30, 2020 and 2019, respectively.
(5)Includes income taxes of $(1.22) for the above related COVID-19 items for the nine months ended September 30, 2020.
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
Our blended economic interest in AB was approximately 65% for both the three and nine months ended September 30, 2020 and 2019, respectively.
Effective Tax Rates
For interim reporting periods, we calculate income tax expense using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur.

Consolidated Results of Operations
The following table summarizes our consolidated statements of income (loss) for the three and nine months ended September 30, 2020 and 2019:
Consolidated Statement of Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$914	$980	$2,787	$2,847
Premiums	221	284	754	847
Net derivative gains (losses)	(1,472)	(453)	1,890	(2,323)
Net investment income (loss)	879	824	2,530	2,815
Investment gains (losses), net:
Credit losses on AFS debt securities and loans	(4)	—	(47)	—
Other investment gains (losses), net	21	199	237	176
Total investment gains (losses), net	17	199	190	176
Investment management and service fees	1,126	1,101	3,314	3,172
Other income	155	143	434	409
Total revenues	1,840	3,078	11,899	7,943

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	1,034	1,735	4,546	3,551
Interest credited to policyholders’ account balances	306	320	930	944
Compensation and benefits	503	502	1,498	1,523
Commissions and distribution-related payments	342	317	982	905
Interest expense	52	54	152	167
Amortization of deferred policy acquisition costs	90	128	1,555	489
Other operating costs and expenses	436	449	1,308	1,315
Total benefits and other deductions	2,763	3,505	10,971	8,894
Income (loss) from continuing operations, before income taxes	(923)	(427)	928	(951)
Income tax (expense) benefit	218	121	(141)	334
Net income (loss)	(705)	(306)	787	(617)
Less: Net income (loss) attributable to the noncontrolling interest	74	68	197	201
Net income (loss) attributable to Holdings	(779)	(374)	590	(818)
Less: Preferred stock dividends	11	—	34	—
Net income (loss) available to Holdings’ common shareholders	$(790)	$(374)	$556	$(818)

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$(1.77)	$(0.76)	$1.23	$(1.64)
Diluted	$(1.77)	$(0.76)	$1.22	$(1.64)
Weighted average common shares outstanding (in millions):
Basic	447.5	490.4	453.0	499.8
Diluted	447.5	490.4	454.1	499.8

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Non-GAAP Operating Earnings	$568	$673	$1,554	$1,704

The following table summarizes our Non-GAAP Operating Earnings per common share for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Non-GAAP Operating Earnings per common share:
Basic	$1.24	$1.37	$3.36	$3.41
Diluted	$1.24	$1.37	$3.35	$3.41

The following discussion compares the results for the three and nine months ended September 30, 2020 to the three and nine months ended September 30, 2019.
Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
Net Income Attributable to Holdings
Net loss attributable to Holdings increased by $405 million, to a net loss of $779 million for the three months ended September 30, 2020 from a net loss of $374 million in the three months ended September 30, 2019 primarily driven by the following notable items:
•Increase in Net derivative losses of $1.0 billion driven by improvements in equity markets during the third quarter of 2020 compared to relatively flat equity markets and declining interest rates in the third quarter of 2019. Also, contributing were negative impacts from non-performance risk and credit spreads due to spread tightening partially offset by the favorable impact of assumption updates on our GMIBNLG liability.
•Decrease in Net investment gains of $182 million primarily due to the rebalancing of our U.S. Treasury portfolio in 2019.
•Decrease in Fee-type revenue of $92 million mainly driven by a decrease in our Protection Solutions and Individual Retirement segments partially offset by an increase in our Investment Management and Research segment. The decrease in our Protection Solutions segment was primarily due to the unfavorable impact of assumption updates in 2020 compared to the favorable impact of assumption updates in 2019, lower premiums reflecting the impact of the sale of USFL and MLICA, lower premiums on traditional products, and higher ceded premiums. The decrease in our Individual Retirement segment was primarily due to lower fee income reflecting lower average AV mainly due to outflows on our older fixed-rate GMxB block. The increase in our Investment Management and Research segment was due to higher distribution revenues and base fees driven by higher average AUM.
•Increase in Commissions and distribution-related payments of $25 million mainly driven by higher payments to financial intermediaries for distribution of AB mutual funds in our Investment Management and Research segment.
Partially offsetting this decrease were the following notable items:
•Decrease in Policyholders’ benefits of $701 million mainly due to our Individual Retirement segment reflecting lower unfavorable impacts from assumption updates and the favorable impact of the improvements in equity markets in the third quarter of 2020, offset by higher Net Derivatives losses. The decrease was partially offset in our Protection Solutions segment mainly driven by the unfavorable impact of assumption updates in 2020 compared to the favorable impact of assumption updates in 2019, the re-establishment of the profits followed by loss (“PFBL”) reserve upon exiting loss recognition and an increase in term and employee benefits product reserves partially offset by favorable net mortality and lower policyholders’ benefits reflecting the impact of the sale of USFL and MLICA.
•Increase in Net investment income of $55 million mainly due to higher asset balances, the General Account investment portfolio optimization and higher income from alternative investments partially offset by lower income from changes in the market value of trading securities supporting our variable annuity products.
•Decrease in Amortization of DAC of $38 million mainly driven by our Protection Solutions segment, partially offset by an increase in our Individual Retirement segment. The decrease in our Protection Solutions segment was mainly due to the favorable impact of assumption updates in 2020 compared to the unfavorable impact of assumption updates in 2019 and the unfavorable impact of the update to reinsurance projections in 2019 and lower ongoing baseline amortization. The increase in our Individual Retirement segment was mainly due to the unfavorable impact of assumption updates in 2020 compared to the favorable impact of assumption updates in 2019 partially offset by the favorable impact of reactivity to market movements in our SCS products.

•Decrease in Interest credited to policyholders’ account balances of $14 million mainly driven by lower FHLB funding agreements costs due to lower interest rates.
•Decrease in Compensation, benefits and other operating expenses of $12 million mainly driven by productivity initiatives and COVID-19 related expense saves.
•Increase in Income tax benefit of $97 million primarily driven by a higher pre-tax loss.
See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding assumption updates.
Non-GAAP Operating Earnings
Non-GAAP Operating Earnings decreased by $105 million to $568 million for the three months ended September 30, 2020 from $673 million in the three months ended September 30, 2019. The following notable items were the primary drivers for the decrease in Non-GAAP Operating Earnings.
•Decrease in Net derivative gains of $127 million mainly due to losses on derivatives used to hedge our GMxB liabilities not carried at fair value.
•Decrease in Fee-type revenue of $96 million mainly driven by a decrease in our Protection Solutions and Individual Retirement segments partially offset by an increase in our Investment Management and Research segment. The decrease in our Protection Solutions segment was primarily due to the unfavorable impact of assumption updates in 2020 compared to the favorable impact of assumption updates in 2019, lower premiums reflecting the impact of the sale of USFL and MLICA, lower premiums on traditional products, and higher ceded premiums. The decrease in our Individual Retirement segment was primarily due to lower fee income reflecting lower average AV mainly due to outflows on our older fixed-rate GMxB block. The increase in our Investment Management and Research segment was due to higher distribution revenues and base fees driven by higher average AUM.
•Increase in Commissions and distribution-related payments of $25 million mainly driven by higher payments to financial intermediaries for distribution of AB mutual funds in our Investment Management and Research segment.
Partially offsetting this decrease were the following notable items:
•Increase in Net investment income of $70 million mainly due to higher asset balances, the General Account investment portfolio optimization and higher income from alternative investments.
•Decrease in Amortization of DAC of $24 million mainly driven by our Protection Solutions segment, partially offset by an increase in our Individual Retirement segment. The decrease in our Protection Solutions segment was mainly due to the favorable impact of assumption updates in 2020 compared to the unfavorable impact of assumption updates in 2019 and the unfavorable impact of the update to reinsurance projections in 2019 and lower ongoing baseline amortization. The increase in our Individual Retirement segment was mainly due to the unfavorable impact of assumption updates in 2020 compared to the favorable impact of assumption updates in 2019.
•Decrease in Interest credited to policyholders’ account balances of $14 million mainly driven by lower FHLB funding agreements costs due to lower interest rates.
•Decrease in Income tax expense of $27 million mainly driven by lower pre-tax earnings.
See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding assumption updates.
Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019
Net Income Attributable to Holdings
Net income (loss) attributable to Holdings increased by $1.4 billion, to net income of $590 million for the nine months ended September 30, 2020 from a net loss of $818 million in the nine months ended September 30, 2019 primarily driven by the following notable items:
•Increase in Net derivative gains of $4.2 billion mainly reflecting the gains from the first quarter 2020 decrease in interest rates and a lower improvement in equity markets in 2020 when compared to 2019.

•Decrease in Compensation, benefits and other operating expenses of $32 million, mainly driven by productivity initiatives and COVID-19 related expense saves.
•Decrease in Interest expense of $15 million mainly driven by the repayment of a $300 million term loan in December 2019 and lower interest expense in our Investment Management and Research segment.
•Increase in Fee-type revenue of $14 million mainly driven by higher base fees and distribution revenues resulting from higher average AUM and higher Bernstein Research Services revenues in our Investment Management and Research segment. This increase was partially offset by lower fee income due to lower average Separate Account AV reflecting the March equity markets decline and outflows on our older fixed-rate GMxB block. The decrease in our Protection Solutions segment was driven by lower premiums reflecting the impact of the sale of USFL and MLICA, lower premiums on traditional products (offset in Policyholders’ benefits) and higher ceded premiums.
•Decrease in Interest credited to policyholders’ account balances of $14 million mainly driven by lower FHLB funding agreements costs due to lower interest rates partially offset by higher interest credited in our Individual Retirement segment due to higher SCS AV due to new business growth.
•Increase in Net investment gains of $14 million primarily due to the rebalancing of our U.S. Treasury portfolio, partially offset by a $50 million impairment on assets related to the USFL and MLICA sale.
Partially offsetting this increase were the following notable items:
•Increase in Policyholders’ benefits of $1.0 billion mainly due to the higher unfavorable impact of assumption updates in 2020 including the first quarter assumption update due to COVID-19, the unfavorable impact of equity markets in our GMxB liabilities, the re-establishment of PFBL reserve upon exiting loss recognition and an increase in term and employee benefits product reserves, partially offset by favorable net mortality and lower policyholders’ benefits reflecting the impact of the sale of USFL and MLICA.
•Increase in Amortization of DAC of $1.1 billion mainly due to the impact of the assumption updates including the first quarter of 2020 assumption update related to COVID-19.
•Decrease in Net investment income of $285 million mainly driven by changes in the market value of trading securities supporting our variable annuity products and lower income from alternative investments partially offset by higher investment income from fixed maturities available-for-sale due to higher asset balances and the General Account investment portfolio optimization.
•Increase in Commissions and distribution-related payments of $77 million mainly driven by higher payments to financial intermediaries for distribution of AB mutual funds in our Investment Management and Research segment, as well as the growth in broker dealer sales.
•Increase in Income tax expense of $475 million primarily driven by pre-tax income in the nine months ended September 30, 2020 compared to a pre-tax loss in the nine months ended September 30, 2019, and a change in the reserve accrual for uncertain tax positions in the nine months ended September 20, 2019.
See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding assumption updates.
Non-GAAP Operating Earnings
Non-GAAP Operating Earnings decreased by $150 million to $1.6 billion for the nine months ended September 30, 2020 from $1.7 billion in the nine months ended September 30, 2019. The following notable items were the primary drivers for the decrease in Non-GAAP Operating Earnings.
•Increase in Policyholders’ benefits of $229 million mainly in our Individual Retirement segment (offset by an increase in Net derivatives gains) reflecting the impact of the March equity markets, and our Protection Solutions segment. The increase in our Protection Solutions segment was mainly driven by the unfavorable impact of assumption updates in 2020 compared to the favorable impact of assumption updates in 2019, the re-establishment of PFBL reserve upon exiting loss recognition and an increase in term and employee benefits product reserves partially offset by favorable net mortality and the lower policyholders’ benefits reflecting the impact of the sale of USFL and MLICA.
•Increase in Commissions and distribution-related payments of $77 million mainly driven by higher payments to financial intermediaries for distribution of AB mutual funds in our Investment Management and Research segment, as well as the growth in broker dealer sales.

•Decrease in Fee-type revenue of $31 million driven by higher base fees and distribution revenues resulting from higher average AUM and higher Bernstein Research Services revenues in our Investment Management and Research segment. This increase was partially offset by lower fee income due to lower average Separate Account AV reflecting outflows on our older fixed-rate GMxB block. The decrease in our Protection Solutions segment was due to lower premiums reflecting the impact of the sale of USFL and MLICA, lower premiums on traditional products (offset in Policyholders’ benefits), higher ceded premiums and the unfavorable impact of assumption updates in 2020 compared to the favorable impact of assumption updates in 2019.
•Increase in Earnings attributable to the noncontrolling interest of $20 million mainly in our Investment Management and Research segment due to higher AB Operating earnings.
Partially offsetting this decrease were the following notable items:
•Increase in Net derivative gains of $114 million mainly due to gains on derivatives used to hedge our GMxB liabilities not carried at fair value.
•Decrease in Amortization of DAC of $36 million mainly in our Protection Solutions segment partially offset by an increase in our Individual Retirement segment. The decrease in our Protection Solutions segment was mainly due to the favorable impact of assumption updates in 2020 compared to the unfavorable impact of assumption updates in 2019 and the unfavorable impact of the update to reinsurance projections in 2019 and lower ongoing baselines amortization. The increase in our Individual Retirement segment was mainly due to the unfavorable impact of assumption updates in 2020 compared to the favorable impact of assumption updates in 2019.
•Decrease in Compensation, benefits and other operating costs and expenses of $22 million mainly driven by productivity initiatives and COVID-19 related expense saves, partially offset by an increase in our Investment Management and Research segment due to higher employee compensation attributed to higher revenues.
•Decrease in Income tax expense of $26 million mainly driven by lower pre-tax earnings.
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
The following table summarizes Operating earnings (loss) on our segments and Corporate and Other for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Operating earnings (loss) by segment:
Individual Retirement	$371	$465	$1,094	$1,206
Group Retirement	129	105	325	281
Investment Management and Research	104	93	291	250
Protection Solutions	51	100	88	207
Corporate and Other	(87)	(90)	(244)	(240)
Non-GAAP Operating Earnings	$568	$673	$1,554	$1,704

Effective Tax Rates by Segment
For interim reporting periods, we calculate income tax expense using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. Income tax expense is calculated using the ETR and then allocated to our business segments using an 17% ETR for our retirement and protection business (Individual Retirement, Group Retirement, and Protection Solutions) and a 27% ETR for Investment Management and Research.

Individual Retirement
The Individual Retirement segment includes our variable annuity products which primarily meet the needs of individuals saving for retirement or seeking retirement income.
The following table summarizes Operating earnings of our Individual Retirement segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Operating earnings	$371	$465	$1,094	$1,206
Key components of Operating earnings are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
REVENUES
Policy charges, fee income and premiums	$519	$538	$1,513	$1,560
Net investment income	324	287	906	835
Net derivative gains (losses)	58	170	414	312
Investment management, service fees and other income	178	186	519	546
Segment revenues	$1,079	$1,181	$3,352	$3,253

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$298	$376	$1,046	$904
Interest credited to policyholders’ account balances	78	77	241	229
Commissions and distribution-related payments	71	72	203	209
Amortization of deferred policy acquisition costs	94	(8)	253	129
Compensation, benefits and other operating costs and expenses	93	100	286	325
Interest expense	—	—	—	—
Segment benefits and other deductions	$634	$617	$2,029	$1,796

The following table summarizes AV for our Individual Retirement segment as of the dates indicated:

	As of
	September 30, 2020	December 31, 2019
	(in millions)
AV
General Account	$28,376	$26,108
Separate Accounts	79,455	82,814
Total AV	$107,831	$108,922
The following table summarizes a roll-forward of AV for our Individual Retirement segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Balance as of beginning of period	$103,840	$104,307	$108,922	$94,589
Gross premiums	1,735	2,135	5,444	6,346
Surrenders, withdrawals and benefits	(2,162)	(2,258)	(6,244)	(6,649)
Net flows	(427)	(123)	(800)	(303)
Investment performance, interest credited and policy charges	4,418	(205)	(282)	10,151
Transfer to Corporate and Other (1)	—	—	—	(458)
Reclassified to Liabilities held for sale	—	—	(3)	—
Other (2)	—	—	(6)	—
Balance as of end of period	$107,831	$103,979	$107,831	$103,979
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
Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019 for the Individual Retirement Segment
Operating earnings
Operating earnings decreased $94 million to $371 million during the three months ended September 30, 2020 from $465 million in the three months ended September 30, 2019. The following notable items were the primary drivers for the decrease in Operating earnings.
•Amortization of DAC increased $102 million mainly due to the $20 million unfavorable impact of assumption updates in 2020 compared to the $92 million favorable impact of assumption updates in 2019.
•Fee-type revenue decreased $15 million due to lower average Separate Accounts AV mainly driven by outflows on our older fixed-rate GMxB block.
•Net GMxB results decreased $43 million primarily due to higher interest and funding requirements from assumption updates.
The decrease was partially offset by:
•Net investment income increased $37 million due to higher asset balances, the General Account investment portfolio optimization and higher income from alternative investments.
•Compensation benefits and other operating expenses decreased $7 million due to productivity initiatives and COVID-19 related expense saves.
•Income tax expense decreased $25 million due to lower pre-tax earnings.
See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding assumption updates.
Net Flows and AV
•The increase in AV of $4.0 billion in the three months ended September 30, 2020 was primarily due to a $4.4 billion increase in equity markets, partially offset by $427 million in net outflows.
•Net outflows of $427 million were $304 million higher than in the three months ended September 30, 2019, mainly driven by $778 million of outflows on our older fixed-rate GMxB block, partially offset by $351 million of inflows on our newer, less capital-intensive products.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019 for the Individual Retirement Segment
Operating earnings
Operating earnings decreased $112 million to $1.1 billion during the nine months ended September 30, 2020 from $1.2 billion in the nine months ended September 30, 2019. The following notable items were the primary drivers for the decrease in Operating earnings.
•Amortization of DAC increased $124 million mainly due to the $20 million unfavorable impact of assumption updates in 2020 compared to the $92 million favorable impact of assumption updates in 2019.
•Fee-type revenue decreased $61 million due to lower average Separate Accounts AV primarily from outflows on our older fixed-rate GMxB block.
•Interest credited to policyholders’ account balances increased $12 million primarily driven by higher SCS AV due to new business growth.
•Net GMxB results decreased $49 million primarily due to higher interest and funding requirements from assumption updates and a growth in no lapse guarantee benefits, partially offset by higher rider fees.
The decrease was partially offset by:
•Net investment income increased $71 million mainly due to higher asset balances and the General Account investment portfolio optimization, partially offset by lower income from alternative investments.
•Compensation benefits and other operating expenses decreased $39 million due to productivity initiatives and COVID-19 related expense saves.
•Income tax expense decreased $22 million mainly driven by lower pre-tax earnings and a lower effective tax rate in the nine months ended September 30, 2019.
See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding assumption updates.
Net Flows and AV
•The decline in AV of $1.1 billion in the nine months ended September 30, 2020 was primarily due to net outflows of $800 million and declines in equity markets of $282 million .
•Net outflows of $800 million were $497 million higher than in the nine months ended September 30, 2020, mainly driven by $2.4 billion of outflows on our older fixed-rate GMxB block, partially offset by $1.6 billion of inflows on our newer, less capital-intensive products.
Group Retirement
The Group Retirement segment offers tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses.
The following table summarizes Operating earnings of our Group Retirement segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Operating earnings	$129	$105	$325	$281
Key components of Operating earnings are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
REVENUES
Policy charges, fee income and premiums	$75	$72	$214	$206
Net investment income	174	148	460	432

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Net derivative gains (losses)	(3)	1	1	3
Investment management, service fees and other income	55	52	154	150
Segment revenues	$301	$273	$829	$791

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$1	$—	$2	$1
Interest credited to policyholders’ account balances	76	78	226	226
Commissions and distribution-related payments	9	9	33	30
Amortization of deferred policy acquisition costs	14	5	28	27
Compensation, benefits and other operating costs and expenses	46	54	147	168
Interest expense	—	—	—	—
Segment benefits and other deductions	$146	$146	$436	$452
The following table summarizes AV for our Group Retirement segment as of the dates indicated:

	As of
	September 30, 2020	December 31, 2019
	(in millions)
AV
General Account	$12,627	$12,071
Separate Accounts	26,088	25,809
Total AV	$38,715	$37,880
The following table summarizes a roll-forward of AV for our Group Retirement segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Balance as of beginning of period	$37,090	$36,057	$37,880	$32,401
Gross premiums	706	770	2,427	2,520
Surrenders, withdrawals and benefits	(799)	(793)	(2,176)	(2,272)
Net flows	(93)	(23)	251	248
Investment performance, interest credited and policy charges	1,718	27	584	3,412
Balance as of end of period	$38,715	$36,061	$38,715	$36,061

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019 for the Group Retirement Segment
Operating earnings
Operating earnings increased $24 million to $129 million during the three months ended September 30, 2020 from $105 million in the three months ended September 30, 2019. The increase is primarily attributable to the following:
•Net investment income increased $26 million due to higher asset balances, the General Account investment portfolio optimization and higher income from alternative investments.
•Fee-type revenues increased $6 million due to higher average Separate Accounts AV, driven by equity market performance.
•Compensation and other operating expenses decreased $8 million due to productivity initiatives and COVID-19 related expense saves.

The increase was partially offset by the following:
•Amortization of DAC increased $9 million mainly due to the $3 million unfavorable impact of assumption updates in 2020 compared to the $3 million favorable in 2019).
•Income tax expense increased $4 million due to higher pre-tax earnings.
See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding assumption updates.
Net Flows and AV
•The increase in AV of $1.6 billion in the three months ended September 30, 2020 was driven by strong equity markets, partially offset by net outflows of $93 million.
•Net outflows of $93 million increased $71 million, due to lower first year premiums due to the impact of COVID-19, partially offset by higher renewals.
Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019 for the Group Retirement Segment
Operating earnings
Operating earnings increased $44 million to $325 million during the nine months ended September 30, 2020 from $281 million in the nine months ended September 30, 2019. The increase is primarily attributable to the following:
•Net investment income increased $28 million due to higher asset balances and our General Account investment portfolio optimization, partially offset by lower income from alternative investments.
•Compensation benefits and other operating expenses decreased $21 million due to productivity initiatives and COVID-19 related expense saves.
•Fee-type revenues increased $12 million due to higher average Separate Account AV driven by higher equity market performance.
The increase was partially offset by the following:
•Commissions and distribution related payments increased $3 million due to higher asset base.
•Income tax expense increased $10 million due to higher pre-tax earnings.
See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding assumption updates.
Net Flows and AV
•The increase in AV of $835 million in the nine months ended September 30, 2020 was primarily due to equity market performance of $584 million and net inflows of $251 million.
•Net inflows of $251 million increased $3 million, as lower surrenders and higher renewals reflect continuous client engagement were offset by lower first year premiums due to the impact of COVID-19.
Investment Management and Research
The Investment Management and Research segment provides diversified investment management, research and related services to a broad range of clients around the world. Operating earnings (loss), net of tax, presented here represents our economic interest in AB of approximately 65% during three and nine months ended September 30, 2020 and 2019 respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Operating earnings	$104	$93	$291	$250
Key components of Operating earnings are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
REVENUES
Net investment income	$13	$5	$12	$44
Net derivative gains (losses)	(14)	—	(15)	(29)
Investment management, service fees and other income	900	867	2,653	2,485
Segment revenues	$899	$872	$2,650	$2,500

BENEFITS AND OTHER DEDUCTIONS
Commissions and distribution related payments	$148	$128	$414	$350
Compensation, benefits and other operating costs and expenses	531	542	1,612	1,598
Interest expense	1	2	5	9
Segment benefits and other deductions	$680	$672	$2,031	$1,957

Changes in AUM in the Investment Management and Research segment for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in billions)
Balance as of beginning of period	$600.0	$580.8	$622.9	$516.4
Long-term flows
Sales/new accounts	29.3	26.3	92.8	76.7
Redemptions/terminations	(23.2)	(18.6)	(87.3)	(52.8)
Cash flow/unreinvested dividends	$(3.0)	$0.4	$(11.3)	$(5.2)
Net long-term (outflows) inflows	3.1	8.1	(5.8)	18.7
Acquisition	—		0.2	—
AUM adjustment (1)	—	—	—	(0.9)
Market appreciation (depreciation)	27.7	3.5	13.5	58.2
Net change	30.8	11.6	7.9	76.0
Balance as of end of period	$630.8	$592.4	$630.8	$592.4
______________
(1) Approximately $900 million of non-investment management fee earning taxable and tax-exempt money market assets were removed from assets under management during the second quarter of 2019.

Average AUM in the Investment Management and Research segment for the periods presented by distribution channel and investment services were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in billions)
Distribution Channel:
Institutions	$287.4	$270.7	$280.9	$261.4
Retail	239.8	218.5	231.1	206.1
Private Wealth Management	97.1	97.1	95.8	95.5
Total	$624.3	$586.3	$607.8	$563.0

Investment Service:
Equity Actively Managed	$184.4	$160.3	$172.4	$154.8
Equity Passively Managed (1)	58.0	57.1	55.9	55.6
Fixed Income Actively Managed – Taxable	253.0	246.9	253.5	234.7
Fixed Income Actively Managed – Tax-exempt	48.1	45.3	47.5	44.0
Fixed Income Passively Managed (1)	9.3	9.5	9.6	9.4
Other (2)	71.5	67.2	68.9	64.5
Total	$624.3	$586.3	$607.8	$563.0
___        ____________
(1)Includes index and enhanced index services.
(2)Includes multi-asset solutions and services, and certain alternative investments.
Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019 for the Investment Management and Research Segment
Operating earnings
Operating earnings increased $11 million to $104 million during the three months ended September 30, 2020 from $93 million in three months ended September 30, 2019 primarily attributable to the following:
•Increase in fee-type revenues of $33 million primarily due to higher distribution revenues and base fees driven by higher average AUM.
•Compensation, benefits and other operating costs and expenses decreased $11 million primarily due to lower compensation and COVID-19 related expense saves.
•Net investment income increased $8 million mainly due to gains on seed capital investments, offset by Net derivative losses.
The increase was partially offset by the following:
•Net derivative gains (losses) decreased $14 million offsetting the increase in Net investment income.
•Commissions and distribution-related payments increased $20 million due to higher payments to financial intermediaries for the distribution of AB mutual funds.
Long-Term Net Flows and AUM
•Total AUM as of September 30, 2020 was $630.8 billion, up $30.8 billion, or 5.1%, compared to June 30, 2020. During the third quarter of 2020, AUM increased as a result of market appreciation of $27.7 billion and net inflows of $3.1 billion, primarily due to Institutional net inflows of $2.1 billion. Excluding AXA redemptions of $2.2 billion, net inflows were $5.3 billion in the third quarter.
Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019 for the Investment Management and Research Segment
Operating earnings

Operating earnings increased $41 million to $291 million during the nine months ended September 30, 2020 from $250 million in nine months ended September 30, 2019 primarily attributable to the following:
•Increase in fee-type revenues of $168 million primarily due to higher base fees and distribution revenues driven by higher average AUM, and higher Bernstein Research Services revenues.
•Net derivative losses decreased $14 million partially offsetting the decrease in Net investment income.
The increase was partially offset by the following:
•Decrease in Net investment income of $32 million mainly due to the seed capital investment subject to market risk, partially offset by lower Net derivative losses.
•Commissions and distribution-related payments increased $64 million due to higher payments to financial intermediaries for the distribution of AB mutual funds.
•Compensation, benefits and other operating costs and expenses increased $14 million primarily due to higher employee compensation attributed to higher revenues.
•Earnings attributable to the noncontrolling interest increased by $26 million due to higher pre-tax earnings.
•Income tax expense increased $9 million due to higher pre-tax earnings, partially offset by a lower effective tax rate in the nine months ended September 20,2020.
Long-Term Net Flows and AUM
•Total AUM as of September 30, 2020 was $630.8 billion, up $38.4 billion, or 6.5%, compared to September 30, 2019. During the twelve months ended September 30, 2020, AUM increased as a result of market appreciation of $37.4 billion and net inflows of $0.8 billion (Retail net inflows of $4.3 billion were partially offset by Institutional net outflows of $2.5 billion and Private Wealth Management net outflows of $1.0 billion). Excluding AXA’s redemption of $11.1 billion in the first nine months of 2020, net inflows were $11.9 billion during the twelve months ended September 30, 2020.
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
The following table summarizes Operating earnings (loss) of our Protection Solutions segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Operating earnings (loss)	$51	$100	$88	$207

Key components of Operating earnings (loss) are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
REVENUES
Policy charges, fee income and premiums	$450	$555	$1,480	$1,622
Net investment income	240	242	688	714
Net derivative gains (losses)	3	(1)	10	10
Investment management, service fees and other income	58	59	166	178
Segment revenues	$751	$855	$2,344	$2,524

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$455	$359	$1,415	$1,277
Interest credited to policyholders’ account balances	130	131	394	396
Commissions and distribution related payments	40	41	115	122
Amortization of deferred policy acquisition costs	(16)	120	63	229
Compensation, benefits and other operating costs and expenses	82	84	251	254
Interest expense	—	—	—	—
Segment benefits and other deductions	$691	$735	$2,238	$2,278
The following table summarizes Protection Solutions Reserves for our Protection Solutions segment as of the dates presented:

	As of
	September 30, 2020	December 31, 2019
	(in millions)
Protection Solutions Reserves (1)
General Account	$18,691	$17,300
Separate Accounts	13,190	13,616
Total Protection Solutions Reserves	$31,881	$30,916
_______________
(1)Does not include Protection Solutions Reserves for our employee benefits business as it is a start-up business and therefore has immaterial in-force policies.
The following table presents our in-force face amounts for the periods indicated, respectively, for our individual life insurance products:

	As of
	September 30, 2020	December 31, 2019
	(in billions)
In-force face amount by product: (1)
Universal Life (2)	$49.5	$53.3
Indexed Universal Life	27.5	25.8
Variable Universal Life (3)	126.7	127.5
Term	203.3	233.5
Whole Life	1.3	1.4
Total in-force face amount	$408.3	$441.5
_______________
(1)Includes individual life insurance and does not include employee benefits as it is a start-up business and therefore has immaterial in-force policies.
(2)Universal Life includes Guaranteed Universal Life.
(3)Variable Universal Life includes VL and COLI.

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019 for the Protection Solutions Segment
Operating earnings (loss)
Operating earnings decreased $49 million to $51 million during the three months ended September 30, 2020 from $100 million in the three months ended September 30, 2019 primarily attributable to the following:
•Fee-type revenue decreased $106 million mainly driven by the $24 million unfavorable impact of assumption updates in 2020 compared to $3 million favorable impact of assumption updates in 2019, lower premiums reflecting the impact of the sale of USFL and MLICA, lower premiums on traditional products, as well as higher ceded premiums.
•Policyholders’ benefits increased $96 million mainly driven by the $31 million unfavorable impact of assumption updates in 2020 compared to the $42 million favorable impact of assumption updates in 2019 and the favorable 2019 reserve adjustment on our disability deduction waiver rider reserves, the re-establishment of PFBL reserve upon exiting loss recognition and an increase in term and employee benefits product reserves. The increase in Policyholders’ benefits was partially offset by favorable net mortality and lower policyholders’ benefits reflecting the impact of the sale of USFL and MLICA.
This decrease was partially offset by the following:
•Amortization of DAC decreased $136 million mainly due to the $58 million favorable impact of assumption updates in 2020 compared to the $49 million unfavorable impact of assumption updates in 2019 and the unfavorable impact of the update to reinsurance projections in 2019. Baseline amortization in 2020 is lower than 2019, post the 2020 assumption updates.
•Income tax expense decreased $11 million due to lower pre-tax earnings.
See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding assumption updates.
Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019 for the Protection Solutions Segment
Operating earnings
Operating earnings decreased $119 million to $88 million during the nine months ended September 30, 2020 from $207 million in the nine months ended September 30, 2019 primarily attributable to the following:
•Fee-type revenue decreased $154 million mainly driven by the premium impact of the USFL and MLICA sale, lower premiums on traditional products (offset in Policyholders’ benefits) as well as higher ceded premiums and the $24 million unfavorable impact of assumption updates in 2020 compared to the $3 million favorable impact of assumption updates in 2019.
•Policyholders’ benefits increased $138 million mainly driven by the $31 million unfavorable impact of assumption updates in 2020 compared to the $42 million favorable impact of assumption updates in 2019 and the favorable 2019 reserve adjustment on our disability deduction waiver rider reserves, the re-establishment of PFBL reserve upon exiting loss recognition and an increase in term and employee benefits product reserves. The increase in Policyholders’ benefits was partially offset by favorable net mortality and lower policyholders’ benefits reflecting the impact of the sale of USFL and MLICA.
•Net investment income decreased $26 million primarily due to lower income from alternative investments and the impact of lower assets as a result of the USFL and MLICA sale, partly offset by the General Account investment portfolio optimization and higher assets.
This decrease was partially offset by the following:
•Amortization of DAC decreased $166 million mainly due to the $58 million favorable impact of assumption updates in 2020 compared to the $49 million unfavorable impact of assumption updates in 2019 and the unfavorable impact of the update to reinsurance projections in 2019. Baseline amortization in 2020 is lower than 2019, post the 2020 assumption updates.
•Income tax expense decreased $21 million due to lower pre-tax earnings.

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
The following table summarizes Operating earnings (loss) of Corporate and Other for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Operating earnings (loss)	$(87)	$(90)	$(244)	$(240)

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
As part of our asset and liability management strategies, we maintain a weighted average duration for our General Account investment portfolio that is within an acceptable range of the estimated duration of our liabilities given our risk appetite and hedging programs. Our asset and liability management strategies are applied to portfolio duration groups within the General Account investment portfolio. For example, we maintain a “short duration” group comprised primarily of investment grade fixed maturity securities that are aligned with the duration of product liabilities with an average duration of less than six years (e.g., our SCS product). As of September 30, 2020 and December 31, 2019, 60% and 62% of the fixed maturities in the short duration group were rated NAIC 1, and 39% and 38% were rated NAIC 2, respectively. During the third quarter of 2020, new purchases from both new money flows and portfolio rebalancing activity were designated as AFS included in fixed maturities. The remaining trading securities in the short duration VA portfolio will be opportunistically rebalanced to AFS and shown with fixed maturities, which is consistent with other portfolios in our General Account. New AFS assets included in fixed maturities had an amortized cost of $15.6 billion as of September 30, 2020.
The General Account invests in commercial and agricultural mortgage loans, included in the balance sheet as Mortgage loans on real estate, and privately negotiated fixed maturities, included in the balance sheet as fixed maturities AFS. Under certain circumstances, modifications are granted to these contracts. These modifications were determined not to be Troubled Debt Restructurings. At September 30, 2020, the General Account had twenty commercial mortgage loans with a carrying value of $835 million in which short term modifications were granted. Forbearance agreements reduced mortgage payments for a set time period. The commercial mortgage modifications were a result of the COVID-19 pandemic’s impact on the underlying real estate operations. The General Account did not have any agricultural mortgage loans for which modifications were granted at September 30, 2020. At September 30, 2020, the General Account had seven privately negotiated fixed maturity modifications with a carrying value of $67 million. The modifications to privately negotiated fixed maturities were to allow for the postponement or reduction in interest or principal payments for a defined period. The modifications were agreed upon to support several investments that had operations decline primarily due to the COVID-19 pandemic. The commercial mortgage loans and privately negotiated fixed maturities modifications are 1% of the General Account’s total invested assets.
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

	Three Months Ended September 30,
	2020		2019
	Yield	Amount (2)	Yield	Amount (2)
	(Dollars in millions)
Fixed Maturities:
Income (loss)	3.41%	$586	3.69%	$535
Ending assets		70,135		61,684
Mortgages:
Income (loss)	4.17%	132	4.44%	135
Ending assets		12,802		12,022
Other Equity Investments (1):
Income (loss)	11.82%	46	7.52%	27
Ending assets		1,588		1,488
Policy Loans:
Income (loss)	5.14%	50	5.66%	53
Ending assets		4,123		3,750
Cash and Short-term Investments:
Income (loss)	0.07%	1	(1.04)%	(7)
Ending assets		3,931		2,071
Repurchase and funding agreements:
Interest expense and other		(15)		(27)
Ending assets (liabilities)		(6,848)		(6,510)
Total Invested Assets:
Income (loss)	3.80%	800	3.94%	716
Ending Assets		85,731		74,505
Short Duration Fixed Maturities:
Income (loss)	3.29%	44	3.33%	70
Ending assets		5,448		8,030
Total:
Investment income (loss)	3.77%	844	3.87%	786
Less: investment fees	(0.12)%	(26)	(0.08)%	(16)
Investment Income, Net	3.65%	$818	3.79%	$770
Ending Net Assets		$91,179		$82,535

	Nine Months Ended September 30,				Year Ended December 31
	2020		2019		2019
	Yield	Amount (2)	Yield	Amount (2)	Amount (2)
	(Dollars in millions)
Fixed Maturities:
Income (loss)	3.49%	$1,725	3.78%	$1,486	$2,019
Ending assets		70,135		61,684	62,687
Mortgages:
Income (loss)	4.15%	384	4.37%	397	541
Ending assets		12,802		12,022	12,107
Other Equity Investments (1):
Income (loss)	0.21%	2	6.90%	73	86
Ending assets		1,588		1,488	1,507
Policy Loans:
Income (loss)	5.38%	153	5.57%	157	210
Ending assets		4,123		3,750	3,735
Cash and Short-term Investments:
Income (loss)	0.05%	2	0.04%	1	(4)
Ending assets		3,931		2,071	1,856
Repurchase and funding agreements:
Interest expense and other		(61)		(76)	(110)
Ending assets (liabilities)		(6,848)		(6,510)	(6,909)
Total Invested Assets:
Income (loss)	3.62%	2,205	3.98%	2,038	2,742
Ending Assets		85,731		74,505	74,983
Short Duration Fixed Maturities:
Income (loss)	3.33%	140	3.09%	251	312
Ending assets		5,448		8,030	6,173
Total:
Investment income (loss)	3.60%	2,345	3.86%	2,289	3,054
Less: investment fees	(0.12)%	(75)	(0.08)%	(48)	(66)
Investment Income, Net	3.49%	$2,270	3.78%	$2,241	$2,988
Ending Net Assets		$91,179		$82,535	$81,156
______________
(1)Includes, as of September 30, 2020, September 30, 2019 and December 31, 2019 respectively, $359 million, $347 million and $365 million of other invested assets.
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

Fixed Maturities by Industry (1)

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total (%)
	(in millions)
As of September 30, 2020
Corporate Securities:
Finance	$14,221	$—	$953	$17	$15,157	19%
Manufacturing	13,629	2	1,497	16	15,108	19%
Utilities	6,075	—	628	14	6,689	9%
Services	7,398	11	638	49	7,976	10%
Energy	4,098	—	274	67	4,305	5%
Retail and wholesale	3,377	—	398	4	3,771	5%
Transportation	2,272	—	266	8	2,530	3%
Other	126	—	6	1	131	—%
Total corporate securities	51,196	13	4,660	176	55,667	70%
U.S. government	13,145	—	4,308	—	17,453	22%
Residential mortgage-backed (2)	146	—	14	—	160	—%
Preferred stock	415	—	31	3	443	1%
State & political	762	—	116	—	878	1%
Foreign governments	829	—	82	6	905	1%
Commercial mortgage-backed	1,067	—	50	—	1,117	2%
Asset-backed securities	2,588	—	26	18	2,596	3%
Total	$70,148	$13	$9,287	$203	$79,219	100%

As of December 31, 2019 (3)
Corporate Securities:
Finance	$12,015	$—	$469	$4	$12,480	19%
Manufacturing	12,643	—	706	9	13,340	20%
Utilities	4,999	—	302	8	5,293	8%
Services	6,730	—	386	17	7,099	11%
Energy	3,772	—	189	14	3,947	6%
Retail and wholesale	3,515	—	183	7	3,691	6%
Transportation	1,793	—	115	3	1,905	3%
Other	198	—	8	—	206	—%
Total corporate securities	45,665	—	2,358	62	47,961	73%
U.S. government and agency	14,395	—	1,289	305	15,379	23%
Residential mortgage-backed (2)	178	—	13	—	191	—%
Preferred stock	501	—	17	5	513	1%
State & political	638	—	70	3	705	1%
Foreign governments	462	—	35	5	492	1%
Commercial mortgage-backed	—	—	—	—	—	—%
Asset-backed securities	848	—	4	3	849	1%
Total	$62,687	$—	$3,786	$383	$66,090	100%
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
The following table sets forth the General Account’s fixed maturities portfolio by NAIC rating at the dates indicated.
Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
As of September 30, 2020
1................................	Aaa, Aa, A	$45,448	$—	$7,054	$52	$52,450
2................................	Baa	22,752	—	2,212	63	24,901
	Investment grade	68,200	—	9,266	115	77,351
3................................	Ba	1,129	—	16	43	1,102
4................................	B	696	11	3	28	660
5................................	Caa	107	—	2	15	94
6................................	Ca, C	16	2	—	2	12
	Below investment grade	1,948	13	21	88	1,868
Total Fixed Maturities		$70,148	$13	$9,287	$203	$79,219

As of December 31, 2019 (1)
1................................	Aaa, Aa, A	$42,770	$—	$2,666	$342	$45,094
2................................	Baa	18,605	—	1,105	18	19,692
	Investment grade	61,375	—	3,771	360	64,786
3................................	Ba	663	—	9	7	665
4................................	B	567	—	4	10	561
5................................	Caa	80	—	2	6	76
6................................	Ca, C	2	—	—	—	2
	Below investment grade	1,312	—	15	23	1,304
Total Fixed Maturities		$62,687	$—	$3,786	$383	$66,090
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
Mortgage Loans by Region and Property Type

	September 30, 2020		December 31, 2019
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(in millions)
By Region:
U.S. Regions:
Pacific	$3,839	30%	$3,468	29%
Middle Atlantic	3,665	28	3,220	27
South Atlantic	1,287	10	1,269	10
East North Central	922	7	906	8
Mountain	1,029	8	1,012	8
West North Central	883	7	896	7
West South Central	584	5	631	5
New England	512	4	566	5
East South Central	151	1	139	1
Total Mortgage Loans	$12,872	100%	$12,107	100%

By Property Type:
Office	$4,199	33%	$3,794	31%
Multifamily	3,976	31	3,768	31
Agricultural loans	2,753	21	2,717	23
Retail	694	5	665	5
Industrial	430	3	344	3
Hospitality	477	4	477	4
Other	343	3	342	3
Total Mortgage Loans	$12,872	100%	$12,107	100%

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
Cash Flows of Holdings
As a holding company with no business operations of its own, Holdings primarily derives cash flows from dividends from its subsidiaries and distributions related to its economic interest in AB, nearly all of which is currently held outside our insurance company subsidiaries. These principal sources of liquidity are augmented by cash and short-term investments held by Holdings and access to bank lines of credit and the capital markets. The main uses of liquidity for Holdings are interest payments and debt repayment, payment of dividends and other distributions to stockholders, which may include stock repurchases, loans and capital contributions, if needed, to our insurance subsidiaries. Our principal sources of liquidity and our capital position are described in the following paragraphs.
Sources and Uses of Holding Company Highly Liquid Assets
The following table sets forth Holding’s principal sources and uses of highly liquid assets, excluding net borrowings from our intercompany liquidity account, for the periods indicated.

	Nine Months Ended September 30,
	2020	2019
	(in millions)
Highly Liquid Assets, beginning of period	$1,589	743
Dividends from subsidiaries	1,838	1,303
Repayment of surplus note including interest		576
Capital contributions to subsidiaries	(335)	(76)
Income taxes payable
Total Business Capital Activity	1,503	1,803

Purchase of treasury shares	(330)	(637)
Retirement of treasury shares	—	(150)
Shareholder dividends paid	(222)	(215)
Total Share Repurchases, Dividends and Acquisition Activity	(552)	(1,002)

Issuance of preferred stock	494	—
Preferred stock dividend	(34)	—
Total Preferred Stock Activity	460	—

Net decrease (increase) in loans to affiliates	260	—
Total Affiliated Debt Activity	260	—

	Nine Months Ended September 30,
	2020	2019
	(in millions)
Interest paid on external debt and P-Caps	(122)	(115)
Others, net	(193)	214
Total Other Activity	(315)	99

Net increase (decrease) in highly liquid assets	1,357	901
Highly Liquid Assets, end of period	$2,946	$1,644

In the nine months ended September 30, 2020, Holdings’ liquid assets increased $1.4 billion. Excluding the amount set aside for the EQH Facility (as described under “—Capital Position of Holdings—Credit Facility with AB”), liquid assets increased $1.1 billion. The resources increased by $1.8 billion due to dividends from our subsidiaries and $494 million in Preferred Stock issuance , and the primary uses are $335 million in capital contributions to subsidiaries, $552 million in shareholders return including dividends and share repurchases.
Cash Distributions from Our Subsidiaries
In 2019, Holdings and certain of its subsidiaries received cash distributions from AB of $452 million and $1 billion in dividends from Equitable Financial. Also, Holdings received $576 million from Equitable Financial as repayment of principal of $572 million and interest of $4 million related to a $572 million surplus note.
Through September 30, 2020, Holdings and certain of its subsidiaries received cash distributions from AB of $404 million and $1.2 billion in dividends from Equitable Financial. Also, Holdings received $60 million in distributions from Equitable Advisors. Holdings also received $164 million in distributions from Equitable Financial related to the USFL and MLICA sale proceeds.
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
As of September 30, 2020, Holdings and its non-insurance company subsidiaries hold approximately 167.5 million AB Units, 4.1 million AB Holding Units and the 1% General Partnership interest in ABLP, while 2.6 million AB Units continue to be held by Equitable America. Because Equitable America is subject to regulatory restrictions on the amount of dividends it may pay, distributions it receives from AB may not be distributable to Holdings.
As of September 30, 2020, the ownership structure of ABLP, including AB Units outstanding as well as the general partner’s 1% interest, was as follows:

Owner	Percentage Ownership
EQH and its subsidiaries	63.8%
AB Holding	35.5%
Unaffiliated holders	0.7%
Total	100.0%
Including both the general partnership and limited partnership interests in AB Holding and ABLP, Holdings and its subsidiaries had an approximate 65% economic interest in AB as of September 30, 2020.

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
The Credit Facilities and LOC Facilities contain certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries and the dollar amount of secured indebtedness that may be incurred by us, which could restrict our operations and use of funds. The right to borrow funds under the Credit Facility and LOC Facilities is subject to the fulfillment of certain conditions, including compliance with all covenants, and the ability to borrow thereunder is also subject to the continued ability of the lenders that are or will be parties to the facilities to provide funds. As of September 30, 2020, we were in compliance with these covenants. For additional information regarding the covenants in the facilities and the conditions to borrowing thereunder, see “Part I Item 1A-Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2019.
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
Series B Fixed Rate Noncumulative Perpetual Preferred Stock
On August 11, 2020, Holdings issued 500,000 depositary shares, each representing a 1/25th interest in a share of the Company’s Series B Fixed Rate Reset Noncumulative Perpetual Preferred Stock (“Series B Preferred Stock”), $1.00 par value per share and liquidation preference of $25,000 per share, for aggregate net cash proceeds of $494 million ($500 million gross). The Series B Preferred Stock ranks senior to Holdings’ common stock and on parity with Holdings’ Series A Preferred Stock with respect to the payment of dividends and liquidation. Holdings will pay dividends on the Series B Preferred Stock on a noncumulative basis only when, as and if declared by the Company’s Board of Directors (or a duly authorized committee of the Board) and will be payable semi-annually in arrears, at an annual rate equal to the fixed rate of 4.950%, which is reset every 5 years starting on December 15, 2025 (“Reset Date”), at a rate per annum equal to the five-year U.S. Treasury Rate plus 4.736%.

In connection with the issuance of the depositary shares and the underlying Series B Preferred Stock, Holdings incurred $6 million of issuance costs, which have been recorded as a reduction of additional paid-in capital. The Series B Preferred Stock is redeemable at Holdings’ option in whole or in part, from time to time, during the three-month period prior to, and including, each Reset Date, at a redemption price equal to $25,000 per share of preferred stock, plus any declared and unpaid dividends. Furthermore, the preferred stock is redeemable at Holdings’ option, in whole but not in part at any time, within 90 days after the occurrence of certain rating agency events at a redemption price equal to $25,500 per share, plus any declared and unpaid dividends or after the occurrence of certain regulatory capital events at a redemption price equal to $25,000 per share, plus any declared and unpaid dividends.
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
The payment of dividends will be substantially restricted in the event that we do not declare and pay (or set aside) dividends on the Series A and Series B Preferred Stock for the last proceeding dividend period. For additional information on the Series A Preferred Stock, see “Series A Fixed Rate Noncumulative Perpetual Preferred Stock.”
In 2019, Holdings paid a total of $285 million in cash dividends to stockholders.
On February 26, 2020, Holdings’ Board of Directors declared a cash dividend on Holdings’ common stock of $0.15 per share, payable on March 16, 2020 to shareholders of record as of March 9, 2020.
On May 20, 2020, Holdings’ Board of Directors declared a cash dividend on Holdings’ common stock of $0.17 per share, payable on June 9, 2020 to shareholders of record as of June 1, 2020.

On July 31, 2020, Holdings’ Board of Directors declared a cash dividend on Holdings’ common stock of $0.17 per share, payable on August 18, 2020 to shareholders of record as of August 11, 2020.
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
On May 20, 2020, Holdings’ Board of Directors declared a cash dividend of $328.125 per share on the Company’s Series A Preferred Stock, with a liquidation preference of $25,000 per share, which are represented by depositary shares, each representing a 1/1,000th interest in a share of Series A Preferred Stock, holders of which will receive approximately $0.33 per depositary share. The dividend was paid on June 15, 2020 to holders of record as of June 5, 2020.
On July 31, 2020, Holdings’ Board of Directors declared a cash dividend of $328.125 per share on the Company’s Series A Preferred Stock, with a liquidation preference of $25,000 per share, which are represented by depositary shares, each representing a 1/1,000th interest in a share of Series A Preferred Stock, holders of which will receive approximately $0.33 per depositary share. The dividend was paid on September 15, 2020 to holders of record as of September 4, 2020.
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
During the three and nine months ended September 30, 2020 , Holdings repurchased 5 million and 19.7 million shares, respectively, of its common stock.
As of September 30, 2020, Holdings had a remaining capacity of approximately $270 million remaining in the 2020 Program.
Credit Facility with AB
On November 4, 2019, Holdings made available to AB a $900 million committed, unsecured senior credit facility (the “EQH Facility”). For additional information regarding the EQH Facility, see “Sources and Uses of Liquidity of our Investment Management and Research Segment.”
In addition to the EQH Facility, on September 1, 2020, AB established a new $300 million uncommitted, unsecured senior credit facility (the “EQH Uncommitted Facility”) with EQH. For additional information regarding the EQH Uncommitted Facility, see “Source and Uses of Liquidity of our Investment Management and Research Segment.”
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
FHLB Membership
Equitable Financial is a member of the Federal Home Loan Bank of New York, which provides Equitable Financial with access to collateralized borrowings and other FHLB products. At September 30, 2020, we had $5.0 billion of short-term outstanding funding agreements and $1.8 billion of long-term outstanding funding agreements issued to the FHLB and had posted $8.7 billion securities as collateral for funding agreements. In addition, Equitable Financial implemented a hedge to lock in the funding agreements borrowing rate, and $8 million of hedge impact was reported as funding agreement carrying value.
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
The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of September 30, 2020, AB was in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments automatically would terminate.

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
As of September 30, 2020, and December 31, 2019, AB had no amounts outstanding under the AB Credit Facility. During the nine months ended September 30, 2020 and the full year 2019, AB did not draw upon the AB Credit Facility.
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
As of September 30, 2020 and December 31, 2019, AB had $300 million and $560 million, respectively, outstanding under the EQH Facility with interest rates of approximately 0.2% and 1.6%, respectively. Average daily borrowing of the EQH Facility for the nine months ended September 30, 2020 and for the 57 days it was available in 2019 were $503 million and $359 million, respectively, with a weighted average interest rate of approximately 0.6% and 1.6% respectively.
EQH Uncommitted Facility
AB also has the EQH Uncommitted Facility with Holdings. The EQH Uncommitted Facility matures on September 1, 2024 and is available for AB’s general purposes. Borrowings under the EQH Uncommitted Facility bear interest at a rate per annum based on prevailing overnight commercial paper rates. The EQH Uncommitted Facility contains affirmative, negative and financial covenants, customary events of defaults and other terms and conditions which are substantially similar to those in the EQH Facility.
As of September 30, 2020, AB had no outstanding balance on the EQH Uncommitted Facility and has not drawn on it since its inception.
As of September 30, 2020 and December 31, 2019 AB had no commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the nine months ended September 30, 2020 and during the 317 days commercial paper was outstanding in 2019 were $85 million and $439 million, respectively, with weighted average interest rates of approximately 0.5% and 2.6%, respectively.
AB Revolver
AB has a $200 million committed, unsecured senior revolving credit facility (the “AB Revolver”) with a leading international bank, maturing on November 16, 2021. The AB Revolver is available for AB’s business purposes, including the provision of additional liquidity to meet funding requirements. AB can draw directly under the AB Revolver and management expects to draw on the AB Revolver from time to time. The AB Revolver contains affirmative, negative and financial covenants that are identical to those of the AB Credit Facility. As of both September 30, 2020 and December 31, 2019, AB had no amount outstanding under the AB Revolver. Average daily borrowings of the AB Revolver during the first nine months ended September 30, 2020 and full year 2019 were $14 million and $24 million, respectively, with weighted average interest rates of approximately 1.5% and 3.2%, respectively.
In addition, AB currently has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit AB to borrow up to an aggregate of $175 million, while the other line has no stated limit. As of September 30,

2020 and December 31, 2019, AB had no outstanding balance on these lines of credit. Average daily borrowings on the lines of credit during the nine months ended September 30, 2020 and full year 2019 were $1.2 million and $2 million, respectively, with weighted average interest rates of approximately 1.3% and 1.9%, respectively.
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

	As of September 30, 2020
	Holdings	AB	Consolidated
	(in millions)
Short-term debt:
Total short-term debt	$—	$—	$—
Long-term debt:
Senior Notes (5.00%, due 2048)	1,481	—	1,481
Senior Notes (4.35%, due 2028)	1,488	—	1,488
Senior Notes (3.90%, due 2023)	796	—	796
Senior Debentures, 7.0%, due 2028	349	—	349
Total long-term debt	4,114	—	4,114
Total borrowings	$4,114	$—	$4,114

	As of December 31, 2019
	Holdings	AB	Consolidated
	(in millions)
Short-term debt:
Total short-term debt	$—	$—	$—
Long-term debt:
Senior Notes (5.00%, due 2048)	1,480	—	1,480
Senior Notes (4.35%, due 2028)	1,487	—	1,487
Senior Notes (3.90%, due 2023)	795	—	795
Senior Debentures, 7.0%, due 2028	349	—	349
Total long-term debt	4,111	—	4,111
Total borrowings	$4,111	$—	$4,111

Notes and Debentures
In April 2018, we issued $3.8 billion in aggregate principal amount of notes (consisting of $800 million aggregate principal amount of 3.9% Senior Notes due 2023, $1.5 billion aggregate principal amount of 4.35% Senior Notes due 2028 and $1.5 billion aggregate principal amount of 5.0% Senior Notes due 2048) to third party investors. As of September 30, 2020, we had outstanding $349 million aggregate principal amount of Senior Debentures due 2028 (the “Senior Debentures”).
The Senior Notes and Senior Debentures contain customary affirmative and negative covenants, including a limitation on certain liens and a limit on the Company’s ability to consolidate, merge or sell or otherwise dispose of all or substantially all of its assets. The Senior Notes and Senior Debentures also include customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding Senior Notes and Senior Debentures may be accelerated. As of September 30, 2020, we were in compliance with all covenants.
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
Financial strength ratings represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. The following table summarizes the ratings for Holdings and certain of its subsidiaries. AM Best and S&P have a stable outlook while Moody has a positive outlook.

	AM Best	S&P	Moody’s
Last review date	Oct'20	Oct'20	Oct'20
Financial Strength Ratings:
Equitable Financial Life Insurance Company	A	A+	A2
Equitable Financial Life Insurance Company of America	A	A+	A2
Equitable Holdings, Inc.		BBB+	Baa2
Last review date		Sep '20	June '20
AllianceBernstein Holding L.P.		A	A2

SUPPLEMENTARY INFORMATION
We are involved in a number of ventures and transactions with AXA and certain of its affiliates. See Note 12 in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2019.

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
Off-Balance Sheet Arrangements
At September 30, 2020, we were not a party to any off-balance sheet transactions other than those Guarantees and Commitments described in Note 13 of the Notes to the Consolidated Financial Statements.
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
Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The management of the Company, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2020. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

Due to the material weakness described below, the Company’s CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2020.
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
•We have designed, implemented and tested new controls and are redesigning certain of these controls to validate the reliability of significant data flows feeding actuarial models and assumptions
Third quarter 2020 controls have operated as designed. However, given that certain controls noted above have only operated effectively in one financial closing cycle during the year, and controls are still being redesigned, we have determined that further work and sustained operation is appropriate before concluding the controls are operationally effective.
Changes in Internal Control Over Financial Reporting
As described above, the Company continues to design certain controls in connection with its remediation plan. These remediation efforts related to the material weakness described above represent changes in our internal control over financial reporting for the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 13 of the Notes to the Consolidated Financial Statements (unaudited) in this Form 10-Q. See “Risk Factors—Legal and Regulatory Risks—Legal and regulatory actions could have a material adverse effect on our reputation, business, results of operations or financial condition” in our Form 10-K for the year ended December 31, 2019.
Item 1A. Risk Factors
You should carefully consider the risks described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020. Risks to which we are subject include, but are not limited to, the factors mentioned under “Note Regarding Forward-Looking Statements and Information” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Holdings during the three months ended September 30, 2020, of its common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/20 through 7/31/20	$—	—	$—	$370,431,157
8/1/20 through 8/31/20	$3,259,806	21.28	$3,259,806	$301,069,442
9/1/20 through 9/30/20	$1,473,143	20.80	$1,473,143	$270,431,173
Total	$4,732,949	21.13	$4,732,949	$270,431,173
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.      Other Information
None.

Item 6.     Exhibits

Number		Description and Method of Filing
3.1		Certificate of Designations with respect to the Series B Preferred Stock of the Company, filed August 7, 2020 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on August 11, 2020).
3.2		Third Amended and Restated By-laws of Equitable Holdings, Inc. (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on September 23, 2020).
31.1	#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101).
______________
#    Filed herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Equitable Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2020	EQUITABLE HOLDINGS, INC.

	By:	/s/ Anders Malmström
		Name:	Anders Malmström
		Title:	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2020		/s/ William Eckert
		Name:	William Eckert
		Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)