Form 10-K
period 2020-12-31
Equitable Holdings, Inc.
filed 2021-02-24
CIK 1333986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

(212) 554-1234
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock	EQH	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a share of Fixed Rate Noncumulative Perpetual Preferred Stock, Series A	EQH PR A	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a share of Fixed Rate Noncumulative Perpetual Preferred Stock, Series C	EQH PR C	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2020 was approximately $7.8 billion.
As of February 22, 2021, 435,544,693 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to the 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020 (the “2021 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) conditions in the financial markets and economy, including the impact of COVID-19 and related economic conditions, equity market declines and volatility, interest rate fluctuations, impacts on our goodwill and changes in liquidity and access to and cost of capital; (ii) operational factors, including reliance on the payment of dividends to Holdings by its subsidiaries, protection of confidential customer information or proprietary business information, operational failures by us or our service providers, and catastrophic events, such as outbreak of pandemic diseases including COVID-19; (iii) credit, counterparties and investments, including counterparty default on derivative contracts, failure of financial institutions, defaults by third parties and affiliates and economic downturns, defaults and other events adversely affecting our investments; (iv) our reinsurance and hedging programs; (v) our products, structure and product distribution, including variable annuity guaranteed benefits features within certain of our products, variations in statutory capital requirements, financial strength and claims-paying ratings, state insurance laws limiting the ability of our insurance subsidiaries to pay dividends and key product distribution relationships; (vi) estimates, assumptions and valuations, including risk management policies and procedures, potential inadequacy of reserves and experience differing from pricing expectations, amortization of deferred acquisition costs and financial models; (vii) our Investment Management and Research segment, including fluctuations in assets under management and the industry-wide shift from actively-managed investment services to passive services; (viii) legal and regulatory risks, including federal and state legislation affecting financial institutions, insurance regulation and tax reform; (ix) risks related to our common stock and (x) general risks, including strong industry competition, information systems failing or being compromised and protecting our intellectual property.
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
Throughout this Annual Report on Form 10-K we use certain defined terms and abbreviations, which are summarized in the “Glossary” and “Acronyms” sections.

Part I, Item 1.
BUSINESS
Overview
We are one of America’s leading financial services companies and have helped clients prepare for their financial future with confidence since 1859. Our approximately 12,400 employees and advisors are entrusted with more than $800 billion of AUM through two complementary and well-established principal franchises, Equitable and AllianceBernstein, providing:
•Advice and solutions for helping Americans set and meet their retirement goals and protect and transfer their wealth across generations; and

•A wide range of investment management insights, expertise and innovations to drive better investment decisions and outcomes for clients and institutional investors worldwide.
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
We distribute our products through a premier affiliated and third-party distribution platform, consisting of:
Affiliated Distribution:
•Our affiliated retail sales force, Equitable Advisors, which has over 4,500 licensed financial professionals who advise on retirement, protection and investment advisory solutions; and
•More than 200 Bernstein Financial Advisors, who are responsible for the sale of investment products and solutions to Private Wealth Management clients.
Third-Party Distribution:
•Distribution agreements with more than 1,000 third-party firms including broker-dealers, banks, insurance partners and brokerage general agencies, giving us access to more than 150,000 financial professionals to market our retirement, protection and investment solutions; and
•An AB global distribution team of more than 500 professionals, who engage with more than 5,000 retail distribution partners and more than 500 institutional clients.
Our Organizational Structure
Prior to our IPO in May 2018, we were a wholly-owned subsidiary of AXA. Since our IPO, AXA has continued to divest its ownership in Holdings and currently holds less than 10% of our common stock. In 2020, we removed “AXA” from our legal entity name and rebranded as “Equitable” across our retirement and protection businesses. Our Investment Management and Research businesses continue to operate under the “AB” brand.
We are a holding company that operates our business through a number of direct and indirect subsidiaries. Our two principal franchises include Equitable and AllianceBernstein. The following organizational chart presents the ownership of our principal subsidiaries as of December 31, 2020:
(1)We own an approximate 65% economic interest in AB through various wholly-owned subsidiaries. Our economic interest consists of approximately 63% of the AB Units, approximately 4% of the AB Holding Units (representing an approximate 1% economic interest in ABLP), and 1% of the AB Units held by the GP. Our indirect, wholly-owned subsidiary, AllianceBernstein Corporation, is the General Partner of AB with the authority to manage and control AB, and accordingly, AB is consolidated in our financial statements. AB has been in the investment management and research business for more than 50 years. ABLP is the operating partnership for the AB business, and AB Holding’s activities consist of owning AB Units and engaging in related activities. AB Holding Units trade on the NYSE under the ticker symbol “AB”. AB Units do not trade publicly.
Venerable Transaction
On October 27, 2020, Holdings entered into a Master Transaction Agreement (the “MTA”) with Venerable Insurance and Annuity Company (“VIAC”), pursuant to which, among other things, VIAC will acquire all of the shares of the capital stock of CS Life. Prior to the closing, CS Life will affect the recapture of all of the business that is currently ceded to CS Life RE, and then sell 100% of the common stock of CS Life RE to an affiliate.
Immediately following the sale of CS Life, CS Life and Equitable Financial will enter into a coinsurance and modified coinsurance agreement (the “Reinsurance Agreement”), pursuant to which Equitable Financial will cede to CS Life, on a combined coinsurance and modified coinsurance basis, legacy variable annuity policies sold by Equitable Financial in 2006-2008 supported by general account assets (the “Block”). The Block is comprised of non-New York “Accumulator” policies containing fixed rate Guaranteed Minimum Income Benefit and/or Guaranteed Minimum Death Benefit guarantees. CS Life will deposit assets supporting the general account liabilities relating to the Block into a trust account for the benefit of Equitable Financial to secure its obligations to Equitable Financial under the Reinsurance Agreement. Equitable Financial will reinsure the separate accounts relating to the Block on a modified coinsurance basis.
The transaction is expected to close in the second quarter of 2021.
For additional information regarding the Venerable transaction, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Reinsurance of Legacy Variable Annuity Block and Sale of Runoff Variable Annuity Reinsurance Entity”.
Segment Information
We are organized into four segments: Individual Retirement, Group Retirement, Investment Management and Research, and Protection Solutions. We report certain activities and items that are not included in our segments in Corporate and Other.
•Individual Retirement—We are a leading provider of variable annuity products, which primarily meet the needs of individuals saving for retirement or seeking retirement income by allowing them to invest in various markets through underlying investment options.
•Group Retirement—We offer tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses.
•Investment Management and Research—We are a leading provider of diversified investment management, research and related services to a broad range of clients around the world.
•Protection Solutions—We focus our life insurance products on attractive protection segments such as VUL insurance and IUL insurance and our employee benefits business on small and medium-sized businesses.
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
We principally focus on selling three variable annuity products, each of which provides policyholders with distinct benefits, features and return profiles. We continue to innovate our offering, periodically updating our product benefits and introducing new variable annuity products to meet the evolving needs of our clients while managing the risk and return of these variable annuity products to our company. Due to our innovation, our product mix has evolved considerably in the last decade. The majority of our sales in 2020 consisted of products without variable annuity guarantee benefits features (“GMxB features”) (other than the ROP death benefit), and less than 1% of 2020 FYP was attributable to products with fixed rate guarantees. To further our growth, we plan to continue to innovate our product portfolio, expand and deepen our distribution channels and effectively manage risk in our business.
Products
We primarily sell three variable annuity products each providing policyholders with distinct features and return profiles. Our current primary product offering, ordered below according to sales volume for the year ended December 31, 2020, includes:
•Structured Capital Strategies. Our index-linked variable annuity product allows the policyholder to invest in various investment options, whose performance is tied to one or more securities indices, commodities indices or ETF, subject to a performance cap, over a set period of time. The risks associated with such investment options are borne entirely by the policyholder, except the portion of any negative performance that we absorb (a buffer) upon investment maturity. This variable annuity does not offer GMxB features, other than an optional return of premium death benefit that we have introduced on some versions.
•Retirement Cornerstone. Our Retirement Cornerstone product offers two platforms: (i) RC Performance, which offers access to a broad selection of funds with annuitization benefits based solely on non-guaranteed account investment performance and (ii) RC Protection, which offers access to a focused selection of funds and an optional floating-rate GMxB feature providing guaranteed income for life.
•Investment Edge. Our investment-only variable annuity is a wealth accumulation variable annuity that defers current taxes during accumulation and provides tax-efficient distributions on non-qualified assets through scheduled payments over a set period of time with a portion of each payment being a return of cost basis, thus excludable from taxes. Investment Edge does not offer any GMxB feature other than an optional return of premium death benefit.
•Other products. We offer other products which offer optional GMxB benefits. These other products do not contribute significantly to our sales.
 Our variable annuity portfolio is mature. Over the last decade, we shifted our business from selling variable annuity products with GMxB features with fixed roll-up rates, to predominantly (i) variable annuity products without GMxB features (other than the return of premium death benefit in some cases) and (ii) variable annuity products with GMxB features with floating roll-up rates. Based on FYP, we have shifted our portfolio from 90% fixed rate GMxB products in 2008 to 92% floating rate GMxB products and non-GMxB products in 2020. In addition, AV has shifted from 77% Fixed Rate GMxB products in 2008 to 39% in 2020.

Evolution of Variable Annuity FYP
The following tables present the relative contribution to FYP of each of the above products and GMxB features for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020	2019	2018
		(in millions)
FYP by Product
SCS	$4,891	$5,138	$3,926
Retirement Cornerstone	1,506	2,156	2,479
Investment Edge	448	548	537
Other	328	349	366
Total FYP	$7,173	$8,191	$7,308

	Year Ended December 31,
	2020	2019	2018
		(in millions)
FYP by Guarantee Feature
Non-GMxB	$5,342	$5,728	$4,640
ROP Death Benefit Only	532	551	496
Total Non-GMxB & ROP Death Benefit Only	$5,874	$6,279	$5,136

Floating Rate GMxB	1,278	1,864	2,124
Fixed Rate GMxB	21	48	48
Total GMxB	$1,299	$1,912	$2,172

Total FYP	$7,173	$8,191	$7,308

Our sales for the years ended December 31, 2020, 2019 and 2018 further demonstrate the result of our product sales evolution, as 74%, 70% and 63% of FYP, respectively, came from variable annuity products that do not contain GMxB riders, and of the GMxB riders sold, they overwhelmingly featured floating, as opposed to fixed, roll-up rates.
Our Individual Retirement segment works with EIM to identify and include appropriate underlying investment options in its products, as well as to control the costs of these options and increase profitability of the products. For a discussion of EIM, see below “—EIM.”
Variable Annuities Policy Feature Overview
Variable annuities allow the policyholder to make deposits into accounts offering variable investment options. For deposits allocated to Separate Accounts, the risks associated with the investment options are borne entirely by the policyholder, except where the policyholder elects GMxB features in certain variable annuities, for which additional fees are charged. Additionally, certain variable annuity products permit policyholders to allocate a portion of their account to investment options backed by the General Account and are credited with interest rates that we determine, subject to certain limitations. As of December 31, 2020, the total AV of our variable annuity products was $117.4 billion, consisting of $86.6 billion of Separate Accounts AV and $30.8 billion of General Account AV.
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
The following table presents our variable annuity AV by GMxB feature for our variable annuity business in our Individual Retirement segment as of December 31, 2020, 2019 and 2018:

	December 31,
	2020	2019	2018
	(in millions)
Account Value
Non-GMxB	$36,162	$30,694	$23,759
ROP Death Benefit Only	10,438	9,620	8,730
Total Non-GMxB & ROP Death Benefit Only	$46,600	$40,314	$32,489
Floating Rate GMxB	25,168	23,891	20,633
Fixed Rate GMxB	45,622	44,717	41,467
Total Variable Annuity AV	$117,390	$108,922	$94,589
The following table presents our variable annuity benefit base by GMxB feature for the Individual Retirement segment as of December 31, 2020, 2019 and 2018. Many of our variable annuity contracts offer more than one type of GMxB feature such that the amounts listed below are not mutually exclusive. Thus, the benefit base cannot be totaled.

	December 31,
	2020	2019	2018
	(in millions)
Benefit Base
ROP Death Benefit Only	$6,141	$6,048	$6,072
Floating Rate GMxB
GMDB	23,095	22,793	21,924
GMIB	23,029	22,108	19,670
Fixed Rate GMxB
GMDB	58,028	59,365	61,220
GMIB	$60,695	$61,775	$63,431
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
The calculation of the benefit base varies by benefit type and may differ in value from the policyholder’s AV for the following reasons:
•The benefit base is defined to exclude the effects of a decline in the market value of the policyholder’s AV. Accordingly, actual claim payments to be made in the future to the policyholder will be determined without giving effect to market declines.
•The terms of the benefit base may allow it to increase at a guaranteed rate irrespective of the rate of return on the policyholder’s AV.
We currently offer GMxB riders. Their principal features are as follows:
•GMDBs provide that in the event of the death of the policyholder, the beneficiary will receive the higher of the current contract account balance or the benefit base upon the death of the owner (or annuitant).
•GMIBs provide, if elected by the policyholder after a stipulated waiting period from contract issuance, guaranteed minimum annual lifetime payments based on predetermined guaranteed annuity purchase factors that may exceed what the contract AV can purchase at then-current annuity purchase rates.
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
Distribution
We distribute our variable annuity products through Equitable Advisors, and through third-party distribution channels. For the year ended December 31, 2020, Equitable Advisors represented 41% of our variable annuity FYP in this segment, while our third-party distribution channel represented 59% of our variable annuity FYP in this segment. We employ over 160 external and internal wholesalers who distribute our variable annuity products across both channels.
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
Third-Party Distribution. We have shifted the focus of our third-party distribution significantly over the last decade, growing our distribution in the bank, broker-dealer and insurance partner channels. For example, in 2011, we began distributing our variable annuity products to insurance partners. Today, we work with some of the country’s largest insurance partners and our sales through this channel have grown to comprise 10% of our total FYP for the year ended December 31, 2020.
The table below presents the contributions to and percentage of FYP of our variable annuity products by distribution channel for the year ended December 31, 2020.

FYP by Distribution

Year Ended December 31, 2020
Insurance Partners
10%
Banks
21%
Equitable Advisors
41%
Broker Dealers
28%

Other than Equitable Advisors, no single distribution firm contributed more than 10% of our sales in 2020.
Competition
Our Individual Retirement business competes with traditional life insurers, as well as banks, mutual fund companies and other investment managers. The variable annuities market is highly competitive, with no single provider dominating the market across products. The main factors that distinguish competitors to clients include product features, access to capital, access to diversified sources of distribution, financial and claims-paying ratings, investment options, brand recognition, quality of service, technological capabilities and tax-favored status of certain products. It is difficult to provide unique variable annuities products because, once such products are made available to the public, they often are reproduced and offered by our competitors. Competition may affect, among other matters, both the growth of our business and the pricing and features of our products.
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
Investment Management Fees. We charge investment management fees for the proprietary funds managed by EIM that are offered as investments under the variable annuities. Investment management fees are also paid on the non-proprietary funds managed by investment advisers unaffiliated with us to the unaffiliated investment advisers. Investment management fees differ by fund. A portion of the investment management fees charged on funds managed by sub-advisers unaffiliated with us are paid by us to the sub-advisers. Investment management fees reduce the net returns on the variable annuity investments.
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
 Some of the features of our GMxB products have been redesigned over the past several years to better manage our risk and to meet customer demand. For example:
•we primarily offer floating (tied to interest rates), as opposed to fixed, roll-up rates;
•we offer lower risk investment options, including passive investments and bond funds with reduced credit risk if certain optional guaranteed benefits are elected; and
•we offer managed volatility funds, which seek to reduce the risk of large, sudden declines in AV during market downturns by managing the volatility or draw-down risk of the underlying fund holdings through re-balancing the fund holdings within certain guidelines or overlaying hedging strategies at the fund level.
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
Reinsurance
We have used reinsurance to mitigate a portion of the risks that we face in certain of our variable annuity products with regard to a portion of the GMxB features. Under our reinsurance arrangements, other insurers assume a portion of the obligation to pay claims and related expenses to which we are subject. However, we remain liable as the direct insurer on all risks we reinsure and, therefore, are subject to the risk that our reinsurer is unable or unwilling to pay or reimburse claims at the time demand is made. We evaluate the financial condition of our reinsurers in an effort to minimize our exposure to significant losses from reinsurer insolvencies. Also, we ensure that we obtain collateral to mitigate our risk of loss.
Non-affiliate Reinsurance. We have reinsured to non-affiliated reinsurers a portion of our exposure on variable annuity products that offer a GMxB feature issued through February 2005. As of December 31, 2020, we had reinsured to non-affiliated reinsurers, subject to certain maximum amounts or caps in any one period, approximately 13.4% of our NAR resulting from the GMIB feature and approximately 2.6% of our NAR to the GMDB obligation on variable annuity contracts in force as of December 31, 2020.
In October 2020, we entered into the Venerable Transaction, whereby on closing, among other things, Equitable Financial will cede to CS Life on a combined coinsurance and modified coinsurance basis, legacy variable annuity policies sold by Equitable Financial between 2006-2008. For additional information regarding the Venerable Transaction, see “—Overview—Venerable Transaction.”
Captive Reinsurance. In addition to non-affiliated reinsurance, Equitable Financial has ceded to its affiliate, EQ AZ Life RE, a captive reinsurance company, a 100% quota share of all liabilities for variable annuities with GMIB riders issued on or after May 1, 1999 through August 31, 2005 in excess of the liability assumed by two unaffiliated reinsurers, which are subject to certain maximum amounts or limitations on aggregate claims. We use captive reinsurance as part of our capital management strategy. For additional information regarding our use of captives, see “—Regulation—Insurance Regulation—Captive Reinsurance and Variable Annuity Capital Standards”, “Risk Factors—Risks Relating to Our Retirement and Protection Businesses—Risks Relating to Reinsurance and Hedging—Our reinsurance arrangements with affiliated captives” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Captive Reinsurance Companies.”
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

Guaranteed Minimum Death Benefits Summary
We have historically offered GMDB features in isolation or together with GMLB features, including the following (with no additional charge unless noted):
•Return of Premium Death Benefit. This death benefit pays the greater of the AV at the time of a claim following the owner’s death or the total contributions to the contract (subject to adjustment for withdrawals). The charge for this benefit is usually included in the Mortality & Expense charge that is deducted daily from the net assets in each variable investment option.
•RMD Wealthguard Death Benefit. This death benefit features a benefit base that does not decrease by the amount of any IRS-mandated withdrawals, or RMD, from the contract. The benefit base automatically increases to equal the highest AV on the current or any prior contract anniversary until RMD withdrawals begin or until the owner reaches a specified maximum age, even if the AV is reduced by negative investment performance. The charges for this benefit are calculated based on the benefit base value and deducted annually from the AV.
•Annual Ratchet (also referred to as Highest Anniversary Value). This death benefit features a benefit base that is reset each year to equal the higher of total contributions to the contract or the highest AV on the current or any prior contract anniversary (subject to adjustment for withdrawals), even if the AV is reduced by negative investment performance. The charge for this benefit is calculated based on the benefit base value and deducted annually from the AV.
•Roll-up Death Benefit. This death benefit features a benefit base that increases (or “rolls up”) at a specified guaranteed annual rate (subject to adjustment for withdrawals), even if the AV is reduced by negative investment performance. The charge for this benefit is calculated based on the benefit base value and deducted annually from the AV. This GMxB feature was discontinued in 2003.
•Greater of Roll-up or Annual Ratchet. This death benefit features a benefit base that increases each year to equal the higher of the initial benefit base accumulated at a specified guaranteed rate or the highest AV on the current or any prior contract anniversary (subject to adjustment for withdrawals), even if the AV is reduced by negative investment performance. The charge for this benefit is calculated based on the benefit base value and deducted annually from the AV.
In addition, we offered two guaranteed minimum death benefits with our GWBL rider, available at issue.
•GWBL Standard Death Benefit. This death benefit features a benefit base that is equal to total contributions to the contract less a deduction reflecting the amount of any withdrawals made.
•GWBL Enhanced Death Benefit. This death benefit features a benefit base that is equal to total contributions to the contract plus the amounts of any ratchets and deferral bonus, less a deduction reflecting the amount of any withdrawals made. This benefit was available for an additional fee.
The following table presents the AV and benefit base by type of guaranteed minimum death benefit. Because variable annuity contracts with GMDB features may also offer GMLB features, the GMDB amounts listed are not mutually exclusive from the GMLB amounts provided in the table below.

	December 31,
	2020		2019		2018
	Account	Benefit	Account	Benefit	Account	Benefit
	Value	Base	Value	Base	Value	Base
	(in millions)
GMDB In-Force (1)
ROP Death Benefit Only	$10,437	$6,141	$9,620	$6,048	$8,730	$6,072
Floating Rate GMDB
Greater of Ratchet or Roll-up	7,121	7,995	7,017	7,891	6,310	7,665
All Other (2)	18,047	15,100	16,874	14,902	14,323	14,259
Total Floating Rate GMDB	$25,168	$23,095	$23,891	$22,793	$20,633	$21,924

Fixed Rate GMDB
Greater of Ratchet or Roll-up	$26,800	$42,521	$26,239	$42,896	$24,242	$43,422
All Other (2)	18,822	15,507	18,478	16,469	17,225	17,798
Total Fixed Rate GMDB	$45,622	$58,028	$44,717	$59,365	$41,467	$61,220

Total GMDB	$81,227	$87,264	$78,228	$88,206	$70,830	$89,216
______________
(1)    See table summarizing the NAR and reserves of policyholders by type of GMxB feature for variable annuity contracts as of December 31, 2020, 2019 and 2018 under “—Net Amount at Risk.”
(2)    All Other includes individual variable annuity policies with Annual Ratchet or Roll-up GMDB, either stand-alone or in conjunction with a GMLB, or with ROP GMDB in conjunction with a GMLB.
Guaranteed Living Benefits Summary
We have historically offered a variety of guaranteed living benefits to our policyholders in our Individual Retirement segment. Our block of variable annuities includes four types of guaranteed living benefit riders: GMIB, GWBL/GMWB, GMAB and GIB. Based on total AV, approximately 60% of our variable annuity block included living benefit guarantees as of December 31, 2020.
•GMIB. GMIB is our largest block of living benefit guarantees based on in-force AV. Policyholders who purchase the GMIB rider will be eligible, at the end of a defined waiting period, to receive annuity payments for life that will never be less than a guaranteed minimum amount, regardless of the performance of their investment options prior to the first payment. During this waiting period, which is often referred to as the accumulation phase of the contract, policyholders can invest their contributions in a range of variable and guaranteed investment options to grow their AV on a tax-deferred basis while increasing the value of the GMIB benefit base that helps determine the minimum annuity payment amount. Policyholders may elect to continue the accumulation phase beyond the waiting period if they wish to maintain the ability to take withdrawals from their AV or continue to participate in the growth of both their AV and GMIB benefit base.
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
•GWBL. This benefit guarantees that a policyholder can take lifetime withdrawals from their contract up to a maximum amount per year without reducing their GWBL benefit base. The amount of each guaranteed annual withdrawal is based on the value of the GWBL benefit base. The GWBL benefit base is equal to the total initial contributions to the contract and will increase by subsequent contributions (where permitted), ratchets or deferral bonuses (if applicable), and will be reduced by any “excess withdrawals,” which are withdrawals that exceed the guaranteed annual withdrawal amount. The policyholder may elect one of our automated withdrawal plans or take ad hoc withdrawals.

This benefit can be purchased on a single life or joint life basis. The charge for the GWBL is calculated based on the GWBL benefit base value and deducted annually from the AV. We ceased offering a stand-alone GWBL rider in 2008.
•GMWB. This benefit guarantees that the policyholder can take withdrawals from their contract up to the amount of their total contributions, even if the AV subsequently falls to zero, provided that during each contract year total withdrawals do not exceed annual GMWB withdrawal amount that is calculated under the terms of the contract. The policyholder may choose either a 5% GMWB Annual withdrawal option or a 7% GMWB Annual withdrawal option. Annual withdrawal amounts are not cumulative year over year. The charge for the GMWB is calculated based on the GMWB benefit base value and deducted annually from the AV. We ceased offering GMWB riders in 2008.
•GMAB. This benefit guarantees that the AV can never fall below a minimum amount for a set period, which can also include locking in capital market gains. This rider protects the policyholder from market fluctuations. Two options we offered were a 100% principal guarantee and a 125% principal guarantee. Each option limited the policyholder to specified investment options. The charge for the GMAB is calculated based on the GMAB benefit base value and deducted annually from the AV. We ceased offering GMAB riders in 2008.
•GIB. This benefit provides the policyholder with a guaranteed lifetime annuity based on predetermined annuity purchase rates applied to a GIB benefit base, with annuitization automatically triggered if and when the contract AV falls to zero. The charge for the GIB is calculated based on the GIB benefit base value and deducted annually from the AV. We ceased offering the GIB in 2012.
Below are examples of policyholder benefit utilization choices that can affect benefit payment patterns and reserves:
•Lapse. The policyholder may lapse or exit the contract, at which time the GMIB and any other GMxB guarantees are terminated. If the policyholder partially exits, the GMIB benefit base and any other GMxB benefit bases will be reduced in accordance with the contract terms.
•Dollar-for-Dollar Withdrawals. A policyholder may request a onetime withdrawal or take systematic withdrawals from his or her contract at any time. All withdrawals reduce a contract’s AV by the dollar amount of a withdrawal. However, the impact of withdrawals on the GMIB and any other guaranteed benefit bases may vary depending on the terms of the contract. Withdrawals will reduce guaranteed benefit bases on a dollar-for-dollar basis as long as the sum of withdrawals in a contract year is equal to or less than the dollar-for-dollar withdrawal threshold defined in the contract, beyond which all withdrawals are considered “excess withdrawals.” An excess withdrawal may reduce the guaranteed benefit bases on a pro rata basis, which can have a significantly adverse effect on their values. A policyholder wishing to take the maximum amount of dollar-for-dollar withdrawals on a systematic basis may sign up for our dollar-for-dollar withdrawal service at no additional charge. Withdrawals under this automated service will never result in a pro rata reduction of the guaranteed benefit bases, provided that no withdrawals are made outside the service. If making dollar-for-dollar withdrawals in combination with negative investment reduces the AV to zero, the contract may have a no-lapse guarantee that triggers the automatic exercise of the GMIB, providing the policyholder with a stream of lifetime annuity payments determined by the GMIB benefit base value, the age and gender of the annuitant and predetermined annuity purchase factors.
•Voluntary Annuitization. The policyholder may choose to annuitize their AV or exercise their GMIB (if eligible). GMIB annuitization entitles the policyholder to receive a stream of lifetime (with or without period certain) annuity payments determined by the GMIB benefit base value, the age and gender of the annuitant and predetermined annuity purchase factors. GMIB annuitization cannot be elected past the maximum GMIB exercise age as stated in the contract, generally age 85 or 95. The policyholder may otherwise annuitize the AV and choose one of several payout options.
•Convert to a GWBL. In some products, policyholders have the option to convert their GMIB into a GWBL to receive guaranteed income through a lifetime withdrawal feature. This choice can be made as an alternative to electing to annuitize at the maximum GMIB exercise age and may be appealing to policyholders who would prefer the ability to withdraw higher annual dollar-for-dollar amounts from their contract than permitted under the GMIB, for as long as their AV remains greater than zero.
•Remain in Accumulation Phase. If the policyholder chooses to remain in the contract’s accumulation phase past the maximum GMIB exercise age—that is, by not electing annuitization or converting to a GWBL—and as long as the AV has not fallen to zero, then the GMIB will terminate and the contract will continue until the contractual maturity date. In these circumstances, depending on the GMDB elected at issue (if any) and the terms of the contract, the benefit base for the GMDB may be equal to the GMIB benefit base at the time the GMIB was terminated, may no longer increase and will be reduced by future withdrawals.

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

	December 31,
	2020		2019		2018
	Account	Benefit	Account	Benefit	Account	Benefit
	Value	Base	Value	Base	Value	Base
	(in millions)
GMLB In-Force (1)
Floating Rate GMLB
GMIB	$22,002	$23,029	$20,699	$22,108	$16,728	$19,670
Other (GIB)	2,762	2,978	2,812	3,128	3,581	4,214
Total Floating Rate GMLB	$24,764	$26,007	$23,511	$25,236	$20,309	$23,884

Fixed Rate GMLB
GMIB	$39,369	$60,695	$38,846	$61,775	$36,326	$63,431
All Other (e.g., GWBL / GMWB, GMAB, other) (2)	830	1,165	806	1,175	785	1,223
Total Fixed Rate GMLB	$40,199	$61,860	$39,652	$62,950	$37,111	$64,654

Total GMLB	$64,963	$87,867	$63,163	$88,186	$57,420	$88,538
______________
(1)See table summarizing the NAR and reserves of policyholders by type of GMxB feature for variable annuity contracts as of December 31, 2020, 2019 and 2018 under “—Net Amount at Risk.”
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

The NAR and reserves of contract owners by type of GMxB feature for variable annuity contracts are summarized below as of December 31, 2020, 2019 and 2018. Many of our variable annuity contracts offer more than one type of guarantee such that the GMIB amounts are not mutually exclusive to the amounts in the GMDB table.

	December 31,
	2020		2019		2018
	NAR	Reserves	NAR	Reserves	NAR	Reserves
	(in millions)
GMDB
ROP Death Benefit Only (1)	$84	N/A	$95	N/A	$320	N/A
Floating Rate GMDB	943	332	904	272	1,621	179
Fixed Rate GMDB	17,244	4,674	18,123	4,402	21,332	4,369
Total	$18,271	$5,006	$19,122	$4,674	$23,273	$4,548

	December 31,
	2020		2019		2018
	NAR	Reserves	NAR	Reserves	NAR	Reserves
	(in millions)
GMIB
Floating Rate GMIB	$—	$136	$—	$91	$—	$42
Fixed Rate GMIB	10,461	14,110	8,746	10,573	8,572	7,329
Total	$10,461	$14,246	$8,746	$10,664	$8,572	$7,371
______________
(1)    U.S. GAAP reserves for ROP death benefit only are not available, as U.S. GAAP reserve valuation basis applies on policy contracts grouped by issue year.
Group Retirement
Our Group Retirement segment offers tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses. We operate in the 403(b), 401(k) and 457(b) markets where we sell variable annuity and mutual fund-based products. RBG, is the primary distributor of our products and related solutions to individuals in the K-12 education market with more than 1,100 advisors dedicated to helping educators prepare for retirement as of December 31, 2020.
The tax-exempt 403(b)/457(b) market, which includes our 403(b) K–12 education market business, accounted for the majority of sales within the Group Retirement business for the year ended December 31, 2020 and represented 77% of Group Retirement AV, as of December 31, 2020.
The recurring nature of the revenues from our Group Retirement business makes this segment an important and stable contributor of earnings and cash flow to our business. The primary sources of revenue for the Group Retirement business include fee revenue and investment income.
Products
Our products offer educators, municipal employees and corporate employees a savings opportunity that provides tax-deferred wealth accumulation. Our innovative product offerings address all retirement phases with diverse investment options.
Variable Annuities
Our variable annuities offer defined contribution plan record-keeping, as well as administrative and participant services combined with a variety of proprietary and non-proprietary investment options. Our variable annuity investment lineup mostly consists of proprietary variable investment options that are managed by EIM, which provides discretionary investment management services for these investment options that include developing and executing asset allocation strategies and providing rigorous oversight of sub-advisors for the investment options. This helps to ensure that we retain high quality managers and that we leverage our scale across both the Individual Retirement and Group Retirement products. In addition, our variable annuity products offer the following features:
•GIO —Provides a fixed interest rate and guaranteed AV.

•SIO —Provides upside market participation that tracks either the S&P 500, Russell 2000 or the MSCI EAFE index subject to a performance cap, with a downside buffer that limits losses in the investment over a one, three or five-year investment horizon. This option leverages our innovative SCS individual annuity offering, and we believe that we are the only provider that offers this type of guarantee in the defined contribution markets today.
•Personal Income Benefit—An optional GMxB feature that enables participants to obtain a guaranteed withdrawal benefit for life for an additional fee.
While GMxB features provide differentiation in the market, only approximately $48 million, or 0.1%, of our total AV is invested in products with GMxB features (other than ROP death benefits) as of December 31, 2020, and based on current utilization, we do not expect significant flows into these types of GMxB features.
Open Architecture Mutual Fund Platform
In 2017 we launched a mutual fund-based product to complement our variable annuity products. This platform provides a similar service offering to our variable annuities from the same award-winning service team. The program allows plan sponsors to select from thousands of mutual funds. The platform also offers a group fixed annuity that operates very similarly to the GIO as an available investment option on this platform. In January 2021 we launched the successor product to our existing mutual-fund based product.
Services
Both our variable annuity and open architecture mutual fund products offer a suite of tools and services to enable plan participants to obtain education and guidance on their contributions and investment decisions and plan fiduciary services. Education and guidance are available online or in person from a team of plan relationship and enrollment specialists and/or the advisor that sold the product. Our clients’ retirement contributions come through payroll deductions, which contribute significantly to stable and recurring sources of renewals.
The chart below illustrates our net flows for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Net Flows
Gross Premiums	$3,343	$3,533	$3,383
Surrenders, Withdrawals and Benefits	(3,047)	(3,266)	(3,287)
Net Flows	$296	$267	$96
The following table presents the gross premiums for each of our markets for the periods specified.

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Gross Premiums by Market
Tax-Exempt	$724	$902	$911
Corporate	392	537	479
Other	60	49	38
Total FYP	1,176	1,488	1,428
Tax-Exempt	1,632	1,531	1,450
Corporate	342	330	319
Other	193	184	186
Total Renewal Premiums	2,167	2,045	1,955
Gross Premiums	$3,343	$3,533	$3,383
Markets
We primarily operate in the tax-exempt 403(b)/457(b), corporate 401(k) and other markets.

•Tax-exempt 403(b)/457(b). We primarily serve individual employees of public school systems. To a lesser extent, we also market to government entities that sponsor 457(b) plans.
Overall, the 403(b) and 457(b) markets represent 62% of FYP in the Group Retirement segment for the year ended December 31, 2020. We seek to grow in these markets by increasing our presence in the school districts where we currently operate and also by potentially growing our presence in school districts where we currently do not have access.
•Corporate 401(k). We target small and medium-sized businesses with 401(k) plans that generally have under $20 million in assets. Our product offerings accommodate start up plans and plans with accumulated assets. Typically, our products appeal to companies with strong contribution flows and a smaller number of participants with relatively high average participant balances. The under $20 million asset plan market is well aligned with our advisor distribution, which has a strong presence in the small and medium-sized business market, and complements our other products focused on this market (such as life insurance and employee benefits products aimed at this market).
•Other. Our other business includes an affinity-based direct marketing program where we offer retirement and individual products to employers that are members of industry or trade associations and various other sole proprietor and small business retirement accounts.
The following table presents the relative contribution of each of our markets to AV as of the dates indicated.

	December 31,
	2020	2019	2018
	(in millions)
AV by Market
Tax-Exempt	$32,586	$28,895	$24,639
Corporate	4,920	4,387	3,634
Other	4,953	4,598	4,128
AV	$42,459	$37,880	$32,401
Distribution
We primarily distribute our products and services to this market through Equitable Advisors and third-party distribution firms. For the year ended December 31, 2020, these channels represented approximately 92% and 8% of our sales, respectively. We also distribute through direct online sales. We employ more than 40 internal and external wholesalers to exclusively market our products through Equitable Advisors and third-party firms.
Equitable Advisors, through RBG, is the primary distribution channel for our products. The cornerstone of the RBG model is a repeatable and scalable advisor recruiting and training model that we believe is more effective than the overall industry model. RBG advisors complete several levels of training that are specific to the education market and give them the requisite skills to assess the educators’ retirement needs and how our products can help to address those needs. Equitable Advisors also accounted for 97% of our 403(b) sales in 2020.
Group Retirement products are also distributed through third-party firms and directly to customers online. Beginning in 2015, we created a digital engagement strategy to supplement our traditional advisor-based model. The program uses data analysis combined with digital media to engage educators, teach them about their retirement needs and increase awareness of our products and services. Educators can then complete the process to enroll in a 403(b) product fully online, through a phone conversation or face-to-face with an advisor. In 2020, due to effects of the COVID-19 pandemic, we accelerated our digital adoption programs, leading to improved outcomes for clients, advisors, and the Company. With schools closed and an uncertain outlook on reopening, we developed digital tools and enhanced our remote engagement with our educator clients, which is resulting in improved retention and increases in retirement plan contributions.
The following table presents first year premium by distribution channel for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
FYP by Distribution
Equitable Advisors	$1,078	$1,341	$1,277
Third-Party	98	147	151
Total	$1,176	$1,488	$1,428
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
Fees
We earn various types of fee revenue based on AV, fund assets and benefit base. Fees that we collect include mortality & expense, administrative charges and distribution charges; withdrawal charges; investment management fees, 12b-1 fees, death benefit rider charges, and living benefit riders charges. For a more detailed description of these types of fees, see “—Individual Retirement—Fees on AV, Fund Assets, Benefit Base and Investment Income.”
Risk Management
We design our Group Retirement products with the goal of providing attractive features to clients that also minimize risks to us. To mitigate risks to our General Account from fluctuations in interest rates, we apply a variety of techniques that align well with a given product type. We designed our GIO to comply with the NAIC minimum rate (1.00% for new issues), and our 403(b) products that we currently sell include a contractual provision that enables us to limit transfers into the GIO. As most defined contribution plans allow participants to borrow against their accounts, we have made changes to our loan repayment processes to minimize participant loan defaults and to facilitate loan repayments to the participant’s current investment allocation as opposed to requiring repayments only to the GIO. In the 401(k) and 457(b) markets, we may charge a market value adjustment on the assets of the GIO when a plan sponsor terminates its agreement with us. We also prohibit direct transfers to fixed income products that compete with the GIO, which protects the principal in the General Account in a rising interest rate environment.
In the Tax-Exempt market, the benefits include a minimum guaranteed interest rate on our GIO, return of premium death benefits and limited optional GMxB features. The utilization of GMxB features is low. In the Corporate market, the products that we sell today do not offer death benefits in excess of the AV.

As of December 31, 2020, approximately 60% of our General Account AV has a minimum guaranteed rate of 3-4%. Given the growth in net flows to our newer products and the slowing in flows to older blocks due to retirement, we expect that guarantees at a rate over 3% will continue to diminish as a percentage of our overall General Account AV. The table below illustrates the guaranteed minimum rates applicable to our General Account AV for products with the GIO, as of December 31, 2020.

Total General
Guaranteed Minimum Interest Rate	Account AV
(in billions)
1 – < 2%	$3.9
2 – < 3%	0.9
3%	7.1
4%	0.2
Total	$12.1
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
Investment Management and Research
Our Investment Management and Research business provides diversified investment management, research and related services globally to a broad range of clients. We distribute our investment management products and solutions through three main client channels—Institutional, Retail and Bernstein Private Wealth Management—and distribute our institutional research products and solutions through Bernstein Research Services. AB Holding is a master limited partnership publicly listed on the NYSE. We own an approximate 65% economic interest in AB. As the general partner of AB, we have the authority to manage and control its business, and accordingly, this segment reflects AB’s consolidated financial results.
Our Investment Management and Research business had approximately $685.9 billion in AUM as of December 31, 2020, composed of 41% equities, 47% fixed income and 12% multi-asset class solutions, alternatives and other assets. By distribution channel, institutional clients represented 46% of AUM, while retail and private wealth management clients represented 39% and 15% respectively, as of December 31, 2020.
AB has a suite of actively managed, differentiated equity and fixed income services, delivering strong risk-adjusted returns. For instance, 62% of AB’s fixed income services and 61% of AB’s equity services have outperformed their benchmarks over the three-year period ended December 31, 2020. Additionally, at year-end 2020, 68% of AB’s U.S. Fund assets and 56% of AB’s Non-U.S. Fund assets were rated either 4 or 5-stars by Morningstar.
Bernstein Research Services has received top Institutional Investor rankings and Bernstein Private Wealth Management ranks among the top 20 wealth management firms in the United States, according to Barron’s.
We are AB’s largest client. We represented 19% of AB’s total AUM as of December 31, 2020 and 3% of AB’s net revenues for the year ended December 31, 2020. Also, AXA and its subsidiaries represented 3% of AB’s total AUM as of December 31, 2020 and 2% of AB’s net revenues for the year ended December 31, 2020.
AB provides research, diversified investment management and related services globally to a broad range of clients. Its principal services include:
•Institutional Services—servicing its institutional clients, including private and public pension plans, foundations and endowments, insurance companies, central banks and governments worldwide, and affiliates such as Holdings and its subsidiaries, by means of separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles.
•Retail Services—servicing its retail clients, primarily by means of retail mutual funds sponsored by AB or EIM, sub-advisory relationships with mutual funds sponsored by third parties, separately-managed account programs sponsored by financial intermediaries worldwide and other investment vehicles.
•Private Wealth Management Services—servicing its private clients, including high net worth individuals and families, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities, by means of separately-managed accounts, hedge funds, mutual funds and other investment vehicles.
•Bernstein Research Services—servicing institutional investors, such as pension fund, hedge fund and mutual fund managers, seeking high-quality fundamental research, quantitative services and brokerage-related services in equities and listed options.
AB also provides distribution, shareholder servicing, transfer agency services and administrative services to the mutual funds it sponsors.
Generally, AB is compensated for its investment services on the basis of investment advisory and services fees calculated as a percentage of AUM.
Products and Services
Investment Services
AB provides a broad range of investment services with expertise in:
•Actively-managed equity strategies, with global and regional portfolios across capitalization ranges, concentration ranges and investment strategies, including value, growth and core equities;
•Actively-managed traditional and unconstrained fixed income strategies, including taxable and tax-exempt strategies;
•Alternative investments, including hedge funds, fund of funds, direct lending, real estate and private equity;
•Multi-asset solutions and services, including dynamic asset allocation, customized target-date funds and target-risk funds; and
•Some passive management, including index and enhanced index strategies.
Research
AB’s high-quality, in-depth research is the foundation of its business. AB believes that its global team of research professionals, whose disciplines include economic, fundamental equity, fixed income and quantitative research, gives it a competitive advantage in achieving investment success for its clients. AB also has experts focused on multi-asset strategies, wealth management, ESG and alternative investments.
Custody
AB’s U.S.-based broker-dealer subsidiary acts as custodian for the majority of AB’s Private Wealth Management AUM and some of its Institutional AUM. Other custodian arrangements, directed by clients, include banks, trust companies, brokerage firms and other financial institutions.
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

Markets
AB operates in major markets around the world, including the United States, EMEA (Europe, the Middle East and Africa) and Asia. Our AUM is disbursed as follows:
By Investment Service ($ in billions):
By Client Domicile ($ in billions):
Distribution
AB distributes its products and solutions through three main client channels: Institutional, Retail and Private Wealth Management.
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
Private Wealth Management
AB offers to its private clients, which include high net worth individuals and families, trusts and estates, charitable foundations, partnerships, private and family corporations and other entities, separately-managed accounts, hedge funds, mutual funds and other investment vehicles.
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
AUM
AUM by distribution channel were as follows:

	December 31,
	2020	2019	2018
	(in billions)
Institutions	$315.6	$282.7	$246.3
Retail	265.3	239.2	180.8
Private Wealth Management	105.0	101.0	89.3
Total	$685.9	$622.9	$516.4

AUM by investment service were as follows:

	December 31,
	2020	2019	2018
	(in billions)
Equity
Actively Managed	$217.8	$177.2	$136.2
Passively Managed (1)	64.5	60.1	50.2
Total Equity	282.3	237.3	186.4

Fixed Income
Actively Managed
Taxable	263.2	258.3	219.7
Tax-exempt	50.3	47.1	41.7
Total Actively Managed	313.5	305.4	261.4
Passively Managed (1)	8.5	9.3	9.4
Total Fixed Income	322.0	314.7	270.8

Alternatives/Multi-Asset Solutions (2)
Actively Managed	79.1	69.3	58.3
Passively Managed (1)	2.5	1.6	0.9
Total Other	81.6	70.9	59.2
Total	$685.9	$622.9	$516.4
_____________
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.
Changes in AUM for the years ended December 31, 2020 and 2019 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth Management	Total
	(in billions)
Balance, December 31, 2019	$282.7	$239.2	$101.0	$622.9
Long-term flows:
Sales/new accounts	30.9	78.9	14.3	124.1
Redemptions/terminations	(23.3)	(69.5)	(16.5)	(109.3)
Cash flow/unreinvested dividends	(6.6)	(11.0)	0.2	(17.4)
Net long-term inflows (outflows) (2)	1.0	(1.6)	(2.0)	(2.6)
Adjustments	—	—	—	—
Acquisitions	—	0.2	—	0.2
Transfers	1.4	(0.6)	(0.8)	—
Market appreciation	30.5	28.1	6.8	65.4
Net change	32.9	26.1	4.0	63.0
Balance, December 31, 2020	$315.6	$265.3	$105.0	$685.9

	Distribution Channel
	Institutions	Retail	Private Wealth Management	Total
	(in billions)
Balance, December 31, 2018	$246.3	$180.8	$89.3	$516.4
Long-term flows:
Sales/new accounts	17.1	75.3	11.3	103.7
Redemptions/terminations	(12.0)	(44.0)	(12.4)	(68.4)
Cash flow/unreinvested dividends	(2.7)	(7.5)	0.1	(10.1)
Net long-term (outflows) inflows	2.4	23.8	(1.0)	25.2
Adjustments (1)	—	—	(0.9)	(0.9)
Acquisitions	—	—	—	—
Transfers	—	0.1	(0.1)	—
Market depreciation	34.0	34.5	13.7	82.2
Net change	36.4	58.4	11.7	106.5
Balance, December 31, 2019	$282.7	$239.2	$101.0	$622.9
______________
(1) Approximately $900 million of non-investment management fee earning taxable and tax-exempt money market assets were removed from assets under management during the second quarter of 2019.
(2) Institutional net flows for 2020 include $11.8 billion of AXA redemptions of certain low-fee fixed income mandates.

	Investment Services
	Equity Actively Managed	Equity Passively Managed (1)	Fixed Income Actively Managed—Taxable	Fixed Income Actively Managed—Tax Exempt	Fixed Income Passively Managed (1)	Alternatives /Multi-Asset Solutions (2)	Total
	(in billions)
Balance, December 31, 2019	$177.2	$60.1	$258.3	$47.1	$9.3	$70.9	$622.9
Long-term flows:
Sales/new accounts	51.4	1.7	54.3	10.3	—	6.4	124.1
Redemptions/terminations	(36.7)	(1.9)	(58.3)	(9.5)	(0.3)	(2.6)	(109.3)
Cash flow/unreinvested dividends	(7.3)	(4.4)	(5.8)	0.2	(1.3)	1.2	(17.4)
Net long-term inflows (outflows) (3)	7.4	(4.6)	(9.8)	1.0	(1.6)	5.0	(2.6)
Adjustments	—	—	—	—	—	—	—
Acquisitions	—	—	—	—	—	0.2	0.2
Market appreciation	33.2	9.0	14.7	2.2	0.8	5.5	65.4
Net change	40.6	4.4	4.9	3.2	(0.8)	10.7	63.0
Balance, December 31, 2020	$217.8	$64.5	$263.2	$50.3	$8.5	$81.6	$685.9

	Investment Services
	Equity Actively Managed	Equity Passively Managed (1)	Fixed Income Actively Managed—Taxable	Fixed Income Actively Managed—Tax Exempt	Fixed Income Passively Managed (1)	Alternatives /Multi-Asset Solutions (2)	Total
	(in billions)
Balance, December 31, 2018	$136.2	$50.2	$219.7	$41.7	$9.4	$59.2	$516.4
Long-term flows:
Sales/new accounts	34.7	0.5	53.0	10.0	0.1	5.4	103.7
Redemptions/terminations	(26.4)	(0.8)	(31.5)	(6.8)	(0.4)	(2.5)	(68.4)
Cash flow/unreinvested dividends	(4.3)	(3.8)	(2.8)	(0.2)	(0.6)	1.6	(10.1)
Net long-term inflows (outflows)	4.0	(4.1)	18.7	3.0	(0.9)	4.5	25.2
Adjustments (4)	—	—	(0.4)	(0.5)	—	—	(0.9)
Acquisitions	—	—	—	—	—	—	—
Market appreciation	37.0	14.0	20.3	2.9	0.8	7.2	82.2
Net change	41.0	9.9	38.6	5.4	(0.1)	11.7	106.5
Balance, December 31, 2019	$177.2	$60.1	$258.3	$47.1	$9.3	$70.9	$622.9
______________
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.
(3)Fixed income – taxable investment service net flows for 2020 include $11.8 billion of AXA redemptions of certain low-fee fixed income mandates.
(4)Approximately $900 million of non-investment management fee earning taxable and tax-exempt money market assets were removed from assets under management during the second quarter of 2019.

Net long-term inflows (outflows) for actively-managed investment services as compared to passively managed investment services for years ended December 31, 2020, 2019 and 2018, respectively, are as follows:

	Year Ended December 31,
	2020	2019	2018
	(in billions)
Actively Managed
Equity	$7.4	$4.0	$10.8
Fixed Income	(8.8)	21.7	(18.6)
Alternatives/Multi-Asset Solutions	4.5	4.0	(0.1)
	$3.1	$29.7	$(7.9)
Passively Managed
Equity	$(4.6)	$(4.1)	$(0.2)
Fixed Income	(1.6)	(0.9)	(0.3)
Alternatives/Multi-Asset Solutions	0.5	0.5	0.3
	(5.7)	(4.5)	(0.2)
Total net long-term inflows (outflows)	$(2.6)	$25.2	$(8.1)

Average AUM by distribution channel and investment service were as follows:

	Year Ended December 31,
	2020	2019	2018
	(in billions)
Distribution Channel:
Institutions	$285.9	$265.4	$258.1
Retail	236.5	212.3	191.8
Private Wealth Management	97.1	96.5	94.3
Total	$619.5	$574.2	$544.2

	Year Ended December 31,
	2020	2019	2018
	(in billions)
Investment Service:
Equity Actively Managed	$179.8	$158.4	$146.4
Equity Passively Managed (1)	57.1	56.4	53.8
Fixed Income Actively Managed – Taxable	254.4	239.7	230.3
Fixed Income Actively Managed – Tax-exempt	47.9	44.6	41.3
Fixed Income Passively Managed (1)	9.4	9.4	9.8
Alternatives/Multi-Asset Solutions (2)	70.9	65.7	62.6
Total	$619.5	$574.2	$544.2
___________
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.
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

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Investment advisory and services fees:
Institutions
Base fees	$458	$451	$445
Performance-based fees	53	28	33
	511	479	478
Retail:
Base fees	1,187	1,076	992
Performance-based fees	24	23	18
	1,211	1,099	1,010
Private Wealth Management:
Base fees	818	845	807
Performance-based fees	55	49	67
	873	894	874
Total:
Base fees	2,463	2,372	2,244
Performance-based fees	132	100	118
	2,595	2,472	2,362
Bernstein Research Services	460	408	439
Distribution revenues	530	455	419
Dividend and interest income	51	104	98
Investment (losses) gains	(16)	39	3
Other revenues	105	98	99
Total revenues	3,725	3,576	3,420
Less: Interest expense	16	57	52
Net revenues	$3,709	$3,519	$3,368

Protection Solutions
Our Protection Solutions segment includes our life insurance and employee benefits businesses. We have a long history of providing life insurance products to help affluent and high net worth individuals and small and medium-sized business owners protect and transfer their wealth. We are currently focused on the relatively less capital-intensive asset accumulation segments of the market, with leading offerings in the VUL market.
We offer a targeted range of life insurance products aimed at serving the financial needs of our clients throughout their lives. Our product offerings include VUL, IUL and term life products, which represented 54%, 35% and 11% of our total life insurance annualized premium, respectively, for the year ended December 31, 2020. Our products are distributed through Equitable Advisors and select third-party firms. We benefit from a long-term, stable distribution relationship with Equitable Advisors, with Equitable Advisors representing approximately 75% of our total life insurance sales for the year ended December 31, 2020.
In 2015, we entered the employee benefits market focusing on small and medium-sized businesses, a target market for our life insurance and Group Retirement 401(k) businesses. We currently offer a core suite of employee benefits products, including life, short- and long-term disability, dental and vision insurance products. In 2020, we launched a Critical Illness and Accident product as an additional voluntary offering. We sell our employee benefits products through Equitable Advisors and third-party distributors, including national, regional and local brokers. We believe our high-quality technology platform is a differentiator and will further augment our solutions for small and medium-sized businesses.
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
Life Insurance
We have been serving the financial needs of our clients and their families since 1859. We have an established reputation in product innovation by pioneering the VUL market in 1976 and continuing today with our range of innovative product offerings.
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
We have three permanent life insurance offerings built upon a UL insurance framework: IUL, VUL and COLI targeting the small and medium-sized business market. UL policies offer flexible premiums, and generally offer the policyholder the ability to choose one of two death benefit options: a level benefit equal to the policy’s original face amount or a variable benefit equal to the original face amount plus any existing policy AV. Our UL insurance products include single-life and second-to-die (i.e., survivorship) products.
IUL. IUL uses an equity-linked approach for generating policy investment returns. The equity linked options provide upside return based on an external equity-based index (e.g., S&P 500) subject to a cap. In exchange for this cap on investment returns, the policy provides downside protection in that annual investment returns protect the policyholder in the event of a market movement down to a certain buffer. As noted above, the performance of any UL insurance policy also depends on the level of policy charges. For further discussion, see “—Pricing and Fees.”
VUL. VUL uses a series of investment options to generate the investment return allocated to the cash value. The sub-accounts are similar to retail mutual funds: a policyholder can invest premiums in one or more underlying investment options offering varying levels of risk and growth potential. These provide long-term growth opportunities, tax-deferred earnings and the ability to make tax-free transfers among the various sub-accounts. In addition, the policyholder can invest premiums in a guaranteed interest option, as well as an investment option we call the MSO, which provides downside protection from losses in the index up to a specified percentage. We also offer COLI, which is a VUL insurance product tailored specifically to support executive benefits in the small business market.
We work with EIM to identify and include appropriate underlying investment options in our variable life products, as well as to control the costs of these options.
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
Other Benefits. We offer a portfolio of riders to provide clients with additional flexibility to protect the value of their investments and overcome challenges. Our Long-Term Care Services Rider provides an acceleration of the policy death benefit in the event of a chronic illness and has been elected on 36% of all eligible policies and elected on 30% of all new policies sold during the year ended December 31, 2020. The MSO, referred to above and offered via a policy rider on our variable life products, provides policyholders with the opportunity to manage volatility. The return of premium rider provides a guarantee that the death benefit payable will be no less than the amount invested in the policy.
The following table presents individual life insurance annualized premiums for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Annualized Premium
Indexed Universal Life	$60	$77	$81
Variable Universal Life	91	107	107
Term	18	20	19
Other (1)	—	2	3
Total	$169	$206	$210
______________
(1)For the individual life insurance in-force, other includes current assumption universal life insurance, whole life insurance and other products available for sale but not actively marketed.
The following table presents individual life insurance FYP and renewals by product and total gross premiums for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
FYP by Product Line
Universal Life	$—	$2	$3
Indexed Universal Life	144	203	216
Variable Universal Life	144	181	176
Term	18	20	19
Other (1)	1	1	1
Total	$307	$407	$415

Renewals by Product Line
Universal Life	$845	$895	$918
Indexed Universal Life	276	248	224
Variable Universal Life	947	921	904
Term	375	498	483
Other (1)	19	22	24
Total	$2,462	$2,584	$2,553

Total Gross Premiums	$2,769	$2,991	$2,968
______________
(1)For the individual life insurance in-force, other includes current assumption universal life insurance, whole life insurance and other products available for sale but not actively marketed.
Our in-force book spans three insurance companies, Equitable Financial, Equitable America and Equitable L&A. Equitable L&A is closed for new business. Certain term products and permanent products riders from Equitable America and Equitable Financial have been reinsured to our captive reinsurer EQ AZ Life Re. Our in-force portfolio is made up of core product offerings as described above, as well as past generation product offerings that include current assumption universal life insurance, whole life insurance and other products.
The following table presents our in-force face amount and Protection Solutions Reserves as of the dates indicated, respectively, for the individual life insurance products we offer:

	December 31,
	2020	2019	2018
	(in billions)
In-force face amount by product: (1)
Universal Life (2)	$48.7	$53.3	$55.9
Indexed Universal Life	27.7	25.8	22.9
Variable Universal Life (3)	127.7	127.5	127.3
Term (4)	215.2	234.9	234.9
Whole Life	1.3	1.4	1.4
Total in-force face amount	$420.6	$442.9	$442.4

	December 31,
	2020	2019	2018
	(in millions)
Protection Solutions Reserves (5)
General Account	$18,905	$17,300	$17,538
Separate Accounts	14,771	13,616	11,393
Total Protection Solutions Reserves	$33,676	$30,916	$28,931
______________
(1)Does not include life insurance sold as part of our employee benefits business as it is a start-up business with a limited amount of in-force policies.

(2) UL includes guaranteed universal life insurance products.
(3) VUL includes variable life insurance and COLI.
(4) Decrease from 2019 to 2020 was driven by the sale of USFL.
(5) Does not include Protection Solutions Reserves for our employee benefits business as it is a start-up business and therefore has immaterial in-force policies.

In order to optimize our capital efficiency and improve the profitability of new business, in 2009, we made a strategic decision to exit the GUL insurance and 30-year term life insurance markets. Over the past decade, we have refocused our offering to less capital-intensive segments of the market. For example, in January 2021, we discontinued offering our most interest sensitive IUL product (IUL Protect). The following chart shows this shift in our product sales (annualized premiums) from 2008 to 2020:

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
On December 10, 2019, we entered into a definitive agreement to sell USFL and MLICA to Heritage Life Insurance Company. USFL and MLICA are closed-block businesses which were part of the MONY Group acquisition in 2004 and have been in run off since 2007. The transaction closed in the second quarter of 2020.
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
Distribution
We primarily distribute life insurance through two channels: Equitable Advisors and third-party firms. We are shifting our third-party distribution focus in 2021 to bypass intermediaries by working directly with brokers. This shift will allow us to build stronger distribution by aligning directly with experienced life producers and by providing digital, transactional capabilities to non-life experts, such as investment advisors. As part of this restructuring, we have aligned our Retail and Third-Party wholesalers into one Omni Channel.
The following table presents individual life insurance annualized premium by distribution channel for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Annualized Premium by Distribution
Equitable Advisors	$126	$157	$165
Third-Party Firms	42	49	45
Total	$168	$206	$210
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
We continue to research and develop guideline changes to increase the efficiency of our underwriting process (e.g., through the use of predictive models), both from an internal cost perspective and our customer experience perspective. For example, in 2020, due to effects of the COVID-19 pandemic, we modified our underwriting policies to offer a fluid-less, touchless process to help more clients access the protection they need.
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

Risk Management
Reinsurance
We use reinsurance to mitigate a portion of our risk and optimize the capital efficiency and operating returns of our life insurance portfolio. As part of our risk management function, we continuously monitor the financial condition of our reinsurers in an effort to minimize our exposure to significant losses from reinsurer insolvencies. In addition, effective April 1, 2020, we reinsured a material portion of our inforce term block. In most cases, amounts in excess of $2 million are reinsured.
Non-affiliate Reinsurance. We generally obtain reinsurance for the portion of a life insurance policy that exceeds $10 million. We have set up reinsurance pools with highly rated unaffiliated reinsurers that obligate the pool participants to pay death claim amounts in excess of our retention limits for an agreed-upon premium.
Captive Reinsurance. EQ AZ Life Re Company reinsures a 90% quota share of level premium term insurance issued by Equitable Financial on or after March 1, 2003 through December 31, 2008 and 90% of the risk of the lapse protection riders under UL insurance policies issued by Equitable Financial on or after June 1, 2003 through June 30, 2007 and those issued by Equitable America on or after June 1, 2003 through June 30, 2007 on a 90% quota share basis as well as excess claims relating to certain variable annuities with GMIB riders issued by Equitable Financial. We use captive reinsurance as part of our capital management strategy. For additional information regarding our use of captives, see “—Regulation—Insurance Regulation—Captive Reinsurance and Variable Annuity Capital Standards”, “Risk Factors—Risks Relating to Our Retirement and Protection Businesses—Risks Relating to Reinsurance and Hedging—Our reinsurance arrangements with affiliated captives” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Captive Reinsurance Companies.”
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
For the year ended December 31, 2020, employee benefits gross premiums amounted to $151 million, mainly driven by group life insurance sales ($64 million), short- and long-term disability ($55 million), dental ($28 million) and vision ($4 million). For the year ended December 31, 2020, annualized premiums amounted to $52 million.
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
Equitable Advisors Broker-Dealer Business
Equitable Advisors provides financial planning and advice, insurance and savings solutions, as well as full-service brokerage services through our financial advisors who have access to a broad selection of both affiliated and non-affiliated products to help clients meet their financial needs. While the revenue from retirement and protection products sold through Equitable Advisors is recognized within the Individual Retirement, Group Retirement and Protection Solutions segments, Corporate and Other includes revenue from the AUA of the Equitable Advisors broker-dealer business. As of December 31, 2020, the Equitable Advisors broker-dealer business included $62 billion in AUA.
Closed Block
In connection with the demutualization of Equitable Financial in 1992, the Closed Block was established for the benefit of certain classes of individual participating policies for which Equitable Financial had a dividend scale payable in 1991 and which were in force on that date. Assets were allocated to the Closed Block in an amount which, together with anticipated revenues from policies included in the Closed Block, was reasonably expected to be sufficient to support such business, including provisions for the payment of claims, certain expenses and taxes, and for the continuation of dividend scales payable in 1991, assuming the experience underlying such scales continues.
Assets allocated to the Closed Block enure solely to the benefit of the holders of policies included in the Closed Block and will not revert to the benefit of the Company. The plan of demutualization prohibits the reallocation, transfer, borrowing or lending of assets between the Closed Block and other portions of the General Account, any of our Separate Accounts or to any affiliate of ours without the approval of the NYDFS. Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the General Account. The excess of Closed Block liabilities over Closed Block assets represents the expected future post-tax contribution from the Closed Block which would be recognized in income over the period the policies and contracts in the Closed Block remain in force.
For additional information on the Closed Block, see Note 6 of the Notes to the Consolidated Financial Statements.

CS Life
CS Life is a reinsurer that has been in run-off since 2002. It predominantly wrote reinsurance treaties on variable annuity GMxB riders for third parties, as well as a limited amount of ordinary life, structured settlements and long-term disability. All open treaties were closed to new business by December 31, 2004. Depending on the benefit reinsured, these treaties generally contain limitations on the individual and aggregate annual claims. In addition, GMIB claims are cash settled and the settlement formulas are all subject to minimum interest rates. These features, together with a dynamic hedging program, serve to protect the capital allocated to the business, particularly in adverse market scenarios.
A summary of CS Life’s exposures to GMxB features is provided in the table below.

	December 31,
	2020	2019	2018
CS Life In-Force VA
GMDB
Policy Count (in thousands)	152	168	193
Reinsured Account Value (in billions)	$8	$8	$8
Net amount at risk (in millions)	$333	$410	$1,040
Reserves (in millions)	$72	$76	$82

GMIB
Policy Count (in thousands)	40	43	48
Reinsured Account Value (in billions)	$2	$2	$2
Net amount at risk (in millions)	$248	$312	$362
Reserves (in millions)	$195	$186	$183

To achieve better alignment between statutory capital requirements and economic hedging program objectives, CS Life retrocedes a 100% quota share of its GMDB and GMIB liabilities to its captive subsidiary CS Life RE. CS Life is entitled to a credit in its calculation of statutory reserves for amounts reinsured to CS Life RE, to the extent CS Life RE holds assets in an irrevocable trust, letters of credit or other financing acceptable to the Delaware Department of Insurance. CS Life RE meets this requirement in part through letters of credit.
CS Life RE employs a dynamic hedging program in order to mitigate the economic risks associated with its GMDB and GMIB reinsurance contracts. CS Life RE seeks to hedge its economic exposure to both equity markets and interest rates through the use of exchange traded equity index futures and U.S. Treasury futures as well by holding long-term bonds.
Holdings has entered into an MTA with VIAC, pursuant to which, among other things, VIAC will acquire all of the shares of the capital stock of CS Life. Prior to the closing, CS Life will affect the recapture of all of the business that is currently ceded to CS Life RE, and sell 100% of the common stock of CS Life RE to an affiliate. For additional information regarding the Venerable Transaction, see “—Overview—Venerable Transaction.”
EIM
EIM is the investment manager and administrator for our proprietary variable funds and supports each of our retirement and protection businesses. Accordingly, EIM results are embedded in the Individual Retirement, Group Retirement and Protection Solutions segments. EIM helps add value and marketing appeal to our retirement and protection solutions products by bringing investment management expertise and specialized strategies to the underlying investment lineup of each product. In addition, by advising an attractive array of proprietary investment portfolios (each, a “Portfolio,” and together, the “Portfolios”), EIM brings investment acumen, financial controls and economies of scale to the construction of high-quality, economical underlying investment options for our products. Finally, EIM is able to leverage its scale in negotiating for investment services, operations, trading and administrative functions for the Portfolios.
EIM provides investment management and administrative services to proprietary investment vehicles sponsored by the Company, including investment companies that are underlying investment options for our variable insurance and annuity products. EIM is registered as an investment adviser under the Investment Advisers Act. EIM serves as the investment adviser to three investment companies that are registered under the Investment Company Act of 1940, as amended—EQAT, EQ

Premier VIP Trust and 1290 Funds (each, a “Trust” and collectively, the “Trusts”)—and to two private investment trusts established in the Cayman Islands. Each of the investment companies and private investment trusts is a “series” type of trust with multiple Portfolios. EIM provides discretionary investment management services to the Portfolios, including, among other things, (1) portfolio management services for the Portfolios; (2) selecting investment sub-advisers; and (3) developing and executing asset allocation strategies for multi-advised Portfolios and Portfolios structured as funds-of-funds. EIM also provides administrative services to the Portfolios. EIM is further charged with ensuring that the other parts of the Company that interact with the Trusts, such as product management, the distribution system and the financial organization, have a specific point of contact.
EIM has a variety of responsibilities for the general management and administration of its investment company clients. One of EIM’s primary responsibilities is to provide clients with portfolio management and investment advisory evaluation services, principally by reviewing whether to appoint, dismiss or replace sub-advisers to each Portfolio, and thereafter monitoring and reviewing each sub-adviser’s performance through qualitative and quantitative analysis, as well as periodic in-person, telephonic and written consultations with the sub-advisers. Currently, EIM has entered into sub-advisory agreements with more than 45 different sub-advisers, including AB. Another primary responsibility of EIM is to develop and monitor the investment program of each Portfolio, including Portfolio investment objectives, policies and asset allocations for the Portfolios, select investments for Portfolios (or portions thereof) for which it provides direct investment selection services, and ensure that investments and asset allocations are consistent with the guidelines that have been approved by clients. The administrative services that EIM provides to the Portfolios include, among others, coordination of each Portfolio’s audit, financial statements and tax returns; expense management and budgeting; legal administrative services and compliance monitoring; portfolio accounting services, including daily net asset value accounting; risk management; and oversight of proxy voting procedures and anti-money laundering program.
Regulation
Insurance Regulation
Our insurance subsidiaries are licensed to transact insurance business and are subject to extensive regulation and supervision by insurance regulators, in all 50 states of the United States, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and nine of Canada’s thirteen provinces and territories. The primary regulator of an insurance company, however, is located in its state of domicile. Equitable Financial is domiciled in New York and is primarily regulated by the superintendent of the NYDFS. CS Life is domiciled in Delaware and is primarily regulated by the Commissioner of the Delaware Department of Insurance. Equitable America, EQ AZ Life Re and CS Life RE are domiciled in Arizona and are primarily regulated by the Director of Insurance of the Arizona Department of Insurance and Financial Institutions. Equitable L&A is domiciled in Colorado and is primarily regulated by the Commissioner of Insurance of the Colorado Division of Insurance. The extent of regulation by jurisdiction varies, but most jurisdictions have laws and regulations governing the financial aspects and business conduct of insurers. State laws in the United States grant insurance regulatory authorities broad administrative powers with respect to, among other things, licensing companies to transact business, sales practices, establishing statutory capital and reserve requirements and solvency standards, reinsurance and hedging, protecting privacy, regulating advertising, restricting the payment of dividends and other transactions between affiliates, permitted types and concentrations of investments and business conduct to be maintained by insurance companies as well as agent and insurance producer licensing, and, to the extent applicable to the particular type of insurance, approval or filing of policy forms and rates. Insurance regulators have the discretionary authority to limit or prohibit new issuances of business to policyholders within their jurisdictions when, in their judgment, such regulators determine that the issuing company is not maintaining adequate statutory surplus or capital. Additionally, the New York Insurance Law limits sales commissions and certain other marketing expenses that Equitable Financial may incur.
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
Each of our insurance subsidiaries is required to file detailed annual and, with the exception of CS Life RE and EQ AZ Life Re, quarterly financial statements, prepared on a statutory accounting basis or in accordance with other accounting practices prescribed or permitted by the applicable regulator, with supervisory agencies in each of the jurisdictions in which such subsidiary does business. The NAIC has approved a series of uniform SAP that has been adopted by all state insurance regulators, in some cases with certain modifications. As a basis of accounting, SAP was developed to monitor and regulate the solvency of insurance companies. In developing SAP, the insurance regulators were primarily concerned with ensuring an insurer’s ability to pay all its current and future obligations to policyholders. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary state. The values for assets, liabilities and equity reflected in financial statements prepared in accordance with U.S. GAAP are usually different from those reflected in financial statements prepared under SAP. See Note 18 of the Notes to the Consolidated Financial Statements.
Holding Company and Shareholder Dividend Regulation
All states regulate transactions between an insurer and its affiliates under insurance holding company acts. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require that all transactions affecting insurers within a holding company system be fair and reasonable and, in many cases, require prior notice and approval or non-disapproval by the state’s insurance regulator.
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
State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. Under the New York insurance laws, which are applicable to Equitable Financial, a domestic stock life insurer may not, without prior approval of the NYDFS, pay an ordinary dividend to its stockholders exceeding an amount calculated under one of two standards. The first standard allows payment of an ordinary dividend out of the insurer’s earned surplus (as reported on the insurer’s most recent annual statement) up to a limit calculated pursuant to a statutory formula, provided that the NYDFS is given prior notice of such dividend and opportunity to disapprove the dividend if certain qualitative tests are not met (the “Earned Surplus Standard”). The second standard allows payment of an ordinary dividend up to a limit calculated pursuant to a different statutory formula without regard to the insurer’s earned surplus (the “Alternative Standard”). Dividends exceeding these prescribed limits (“extraordinary dividends”) require the insurer to file a notice of its intent to declare the dividends with the NYDFS and obtain prior approval or non-disapproval from the NYDFS with respect to such dividends.
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

NAIC
The mandate of the NAIC is to benefit state insurance regulatory authorities and consumers by promulgating model insurance laws and regulations for adoption by the states. The NAIC has established statutory accounting principles set forth in its Manual. However, a state may have or in the future may adopt statutory accounting principles that may differ from the Manual. Changes to the Manual or states’ adoption of prescribed differences to the Manual may impact the statutory capital and surplus of our U.S. insurance companies.
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
In connection with amendments to the NAIC Standard Valuation Law requiring the application of a principle-based approach to reserving for life and annuity contracts, amendments have been made to the NAIC Valuation Manual (the “Valuation Manual”). Principle-based reserving is designed to better address reserving for life insurance and annuity products. The principle-based reserving approach became effective for new business on January 1, 2017 in the states where the Standard Valuation Law and Valuation Manual had been adopted, with a three-year phase-in period ending on January 1, 2020. Principle-based reserving has been adopted by all of the states where our insurance subsidiaries are domiciled. In New York, principle-based reserving became effective on January 1, 2020 with the adoption of Regulation 213, which differs from the NAIC Standard Valuation Law, as discussed further below.
In August 2017, the NAIC released a paper on macro-prudential initiatives, in which the NAIC proposed potential enhancements in supervisory practices related to liquidity, recovery and resolution, capital stress testing and counterparty exposure concentrations for life insurers. The purpose of this initiative is to enhance risk identification efforts by building on the state-based regulation system. On December 9, 2020, the NAIC adopted amendments to the Model Holding Company Act and Regulation that implement requirements related to a liquidity stress-testing framework for certain large U.S. life insurers and insurance groups (based on amounts of certain types of business written or material exposure to certain investment transactions, such as derivatives and securities lending) that will be used as a regulatory tool. These amendments now have to be adopted by state legislatures to become effective. We cannot predict whether state legislatures will adopt the amendments or what impact they would have on the Company.
The NAIC has developed a group capital calculation tool using an RBC aggregation methodology for all entities within the insurance holding company system, including non-U.S. entities. The group capital calculation will provide U.S. solvency regulators with an additional analytical tool for conducting group-wide supervision. In December 2020, the NAIC adopted the Group Capital Calculation Template and Instructions as well as amendments to the Model Holding Company Act and Regulation. These amendments implement the annual filing requirement for the group capital calculation that now have to be adopted by state legislatures, as noted above.
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
In New York, Regulation 213, adopted in May of 2019 and as amended on February 26, 2020, differs from the NAIC variable annuity reserve and capital framework described above. The February 2020 amendments will not materially affect Holdings’ GAAP financial condition, results of operations or stockholders’ equity. However, Regulation 213, as amended, absent management action, will require Holdings’ principal insurance subsidiary, Equitable Financial, to carry statutory basis reserves for its variable annuity contract obligations equal to the greater of those required under (i) the NAIC standard or (ii) a revised version of the NYDFS requirement in effect prior to the adoption of the amendment for contracts issued prior to January 1, 2020, and for policies issued after that date a new standard that we believe is more conservative than the NAIC standard. Absent management action, we believe that Regulation 213 could (i) negatively impact Equitable Financial’s surplus level and RBC ratio and (ii) materially and adversely affect Equitable Financial’s dividend capacity from 2021 and moving forward. These impacts would be more adverse in periods of rising equity and/or interest rate markets, particularly following the equity market appreciation in the second half of 2020, and will be exacerbated upon closing of the Venerable Transaction. As a holding company, Holdings relies on dividends and other payments from its subsidiaries and, accordingly, any material limitation on Equitable Financial’s dividend capacity could materially affect Holdings’ ability to return capital to stockholders through dividends and stock repurchases. The Company is considering management actions to mitigate the impact of Regulation 213. These actions could include seeking further amendment of Regulation 213 or exemptive relief therefrom to make the regulation’s application to Equitable Financial more consistent with the NAIC reserve and capital framework, as well as changing the Company’s underwriting practices to emphasize issuing variable annuity products out of affiliates which are not domiciled in New York, increasing the use of reinsurance and other corporate transactions intended to reduce the impact of the regulation. There can be no assurance that any management action individually or collectively will fully mitigate the impact of Regulation 213.
Other state insurance regulators may also propose and adopt standards that differ from the NAIC framework.
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
New York Insurance Regulation 210
In recent years, state regulators have considered whether to apply regulatory standards to the determination and/or readjustment of non-guaranteed elements (“NGEs”) within life insurance policies and annuity contracts that may be adjusted at the insurer’s discretion, such as the cost of insurance for universal life insurance policies and interest crediting rates for life insurance policies and annuity contracts. For example, in March 2018, Insurance Regulation 210 went into effect in New York. That regulation establishes standards for the determination and any readjustment of NGEs, including a prohibition on increasing profit margins on existing business or recouping past losses on such business, and requires advance notice of any adverse change in a NGE to both the NYDFS as well as to affected policyholders. We have developed policies and procedures designed to comply with Regulation 210 and to date, have not seen adverse effects on our business. It is possible, however, that Regulation 210 could adversely impact management’s ability to determine and/or readjust NGEs in the future. Beyond the New York regulation and similar rules enacted in California (that took effect on July 1, 2019) and Texas (that took effect on January 1, 2021), the likelihood of enactment of any such state-based regulation is uncertain at this time, but if implemented, these regulations could have adverse effects on our business and consolidated results of operations.
Broker-Dealer and Securities Regulation and Commodities Regulation
We and certain policies and contracts offered by us are subject to regulation under the Federal securities laws administered by the SEC, self-regulatory organizations and under certain state securities laws. These regulators may conduct examinations of our operations, and from time to time make requests for particular information from us.
Certain of our subsidiaries, including Equitable Advisors, Equitable Distributors, AllianceBernstein Investments, Inc. and SCB LLC, are registered as broker-dealers (collectively, the “Broker-Dealers”) under the Exchange Act. The Broker-Dealers are subject to extensive regulation by the SEC and are members of, and subject to regulation by, FINRA, a self-regulatory organization subject to SEC oversight. The Broker-Dealers are subject to the capital requirements of the SEC and FINRA, which specify minimum levels of capital (“net capital”) that the Broker-Dealers are required to maintain and also limit the amount of leverage that the Broker-Dealers are able to employ in their businesses. The SEC and FINRA also regulate the sales practices of the Broker-Dealers. In recent years, the SEC and FINRA have intensified their scrutiny of sales practices relating to variable annuities, variable life insurance and alternative investments, among other products. In addition, the Broker-Dealers are also subject to regulation by state securities administrators in those states in which they conduct business, who may also conduct examinations and direct inquiries to the Broker-Dealers.
Certain of our Separate Accounts are registered as investment companies under the Investment Company Act. Separate Accounts interests under certain annuity contracts and insurance policies issued by us are also registered under the Securities Act. EQAT, EQ Premier VIP Trust and 1290 Funds are registered as investment companies under the Investment Company Act and shares offered by these investment companies are also registered under the Securities Act. Many of the investment companies managed by AB, including a variety of mutual funds and other pooled investment vehicles, are registered with the SEC under the Investment Company Act, and, if appropriate, shares of these entities are registered under the Securities Act.
Certain subsidiaries including EIM, Equitable Advisors and AB and certain of its subsidiaries are registered as investment advisers under the Investment Advisers Act. The investment advisory activities of such registered investment advisers are subject to various federal and state laws and regulations and to the laws in those foreign countries in which they conduct business. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations.
EIM is registered with the CFTC as a commodity pool operator with respect to certain portfolios and is also a member of the NFA. AB and certain of its subsidiaries are also separately registered with the CFTC as commodity pool operators and commodity trading advisers; SCB LLC is also registered with the CFTC as a commodity introducing broker. The CFTC is a federal independent agency that is responsible for, among other things, the regulation of commodity interests and enforcement of the CEA. The NFA is a self-regulatory organization to which the CFTC has delegated, among other things, the administration and enforcement of commodity regulatory registration requirements and the regulation of its members. As such, EIM is subject to regulation by the NFA and CFTC and is subject to certain legal requirements and restrictions in the CEA and in the rules and regulations of the CFTC and the rules and by-laws of the NFA on behalf of itself and any commodity pools that it operates, including investor protection requirements and anti-fraud prohibitions, and is subject to periodic inspections and audits by the CFTC and NFA. EIM is also subject to certain CFTC-mandated disclosure, reporting and record-keeping obligations.
Regulators, including the SEC, FINRA, the CFTC, NFA and state attorneys general, continue to focus attention on various practices in or affecting the investment management and/or mutual fund industries, including portfolio management, valuation, fee break points, and the use of fund assets for distribution.
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
The SEC, FINRA, the CFTC and other governmental regulatory authorities may institute administrative or judicial proceedings that may result in censure, fines, the issuance of cease-and-desist orders, trading prohibitions, the suspension or expulsion of a broker-dealer, commodity pool operator, or other type of regulated entity, or member, its officers, registered representatives or employees or other similar sanctions.
Dodd-Frank Wall Street Reform and Consumer Protection Act
Currently, the U.S. federal government does not directly regulate the business of insurance. While the Dodd-Frank Act does not remove primary responsibility for the supervision and regulation of insurance from the states, Title V of the Dodd-Frank Act establishes the FIO within the U.S. Treasury Department and reforms the regulation of the non-admitted property and casualty insurance market and the reinsurance market. The Dodd-Frank Act also established the FSOC, which is authorized to subject non-bank financial companies, including insurers, to supervision by the Federal Reserve and enhanced prudential standards if the FSOC determines that a non-bank financial institution could pose a threat to U.S. financial stability. On December 4, 2019, the Secretary of the Treasury announced FSOC’s issuance of final guidance prioritizing an activities-based approach for identifying and addressing potential risks to financial stability instead of individual designations, and enhancing the analytical process, engagement and transparency of the designation process.
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
In addition, the FIO is empowered to request and collect data (including financial data) on and from the insurance industry and insurers (including reinsurers) and their affiliates. In such capacity, the FIO may require an insurer or an affiliate of an insurer to submit such data or information as the FIO may reasonably require. In addition, the FIO’s approval will be required to subject a financial company whose largest U.S. subsidiary is an insurer to the special orderly liquidation process outside the federal bankruptcy code, administered by the FDIC pursuant to the Dodd-Frank Act. U.S. insurance subsidiaries of any such financial company, however, would be subject to rehabilitation and liquidation proceedings under state insurance law. The Dodd-Frank Act also reforms the regulation of the non-admitted property/casualty insurance market (commonly referred to as excess and surplus lines) and the reinsurance markets, including prohibiting the ability of non-domiciliary state insurance regulators to deny credit for reinsurance when recognized by the ceding insurer’s domiciliary state regulator.
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
Over-The-Counter Derivatives Regulation
The Dodd-Frank Act includes a framework of regulation for the OTC derivatives markets, which gives authority to the CFTC to regulate “swaps” and the SEC to regulate “security-based swaps.” Swaps include, among other things, OTC derivatives on interest rates, commodities, broad-based securities indexes and currency. Security-based swaps include, among other things, OTC derivatives on single securities, baskets of securities, narrow-based indexes or loans.
The Dodd-Frank Act authorized the SEC and the CFTC to mandate that a substantial portion of OTC derivatives must be executed in regulated markets and be submitted for clearing to regulated clearinghouses and directed the CFTC and SEC to establish documentation, recordkeeping and registration requirements for swap dealers, major swap participants, security-based swap dealers and major security-based swap participants for swaps, security-based swaps and specified other derivatives that continued to trade on the OTC market. The Dodd-Frank Act also directed the SEC, CFTC, the Office of the Comptroller of the Currency, the Federal Reserve Board, the FDIC, the Farm Credit Administration, and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”), with respect to the respective entities they regulate, to develop margin rules for OTC derivatives and capital rules for regulated dealers and major participants. The Prudential Regulators completed substantially all of the required regulations by 2017, and the CFTC finalized one of its last remaining rules – the capital rules for swap dealers in July 2020. In December 2019 the SEC finalized and adopted the final set of rules related to security-based swaps, and the compliance date for many of the rules, including registration of dealers in security-based swaps is October 6, 2021.
As a result of the CFTC regulations, several types of CFTC-regulated swaps are required to be traded on swap execution facilities and cleared through a regulated DCO. Swaps submitted for clearing are subject to minimum initial and variation margin requirements set by the relevant DCO.
Under the CFTC regulations, swaps traded by a non-banking entity are currently subject to variation margin requirements as well as, for certain entities, initial margin, as mandated by the CFTC. Under regulations adopted by the Prudential Regulators, both swaps and security-based swaps traded by banking entities are currently subject to variation margin requirements and, for certain entities, initial margin requirements as well. Initial margin requirements imposed by the CFTC and the Prudential Regulators are being phased in over a period of time. As a result, initial margin requirements will take effect either in September 2021 (which is the applicable date for us) and for smaller counterparties beginning September 2022. The CFTC regulations require us to post and collect variation margin (comprised of specified liquid instruments and subject to a required haircut) in connection with trading of swaps with CFTC-regulated swap dealers, and the regulations adopted by the Prudential Regulators require us to post and collect variation margin when trading either swaps or security-based swaps with a dealer regulated by the Prudential Regulators.
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
Broker-Dealer Regulation

The Dodd-Frank Act authorized the SEC to promulgate rules to provide that the standard of conduct for all broker-dealers, when providing personalized investment advice about securities to retail customers. In June 2019, the SEC released a set of rules (“Regulation Best Interest”) that, among other things, enhance the existing standard of conduct for broker-dealers to require them to act in the best interest of their clients; clarify the nature of the fiduciary obligations owed by registered investment advisers to their clients; impose new disclosure requirements aimed at ensuring investors understand the nature of their relationship with their investment professionals; and restrict certain broker-dealers and their financial professionals from using the terms “adviser” or “advisor”. These rules became effective on June 30, 2020. Regulation Best Interest also requires registered broker dealers and investment advisers to retail clients to file a client relationship summary (“Form CRS”) with the SEC and deliver copies of Form CRS to their retail clients. Form CRS provides disclosures from the broker-dealer or investment adviser about the applicable standard of conduct and conflicts of interest. The intent of these rules is to impose on broker-dealers an enhanced duty of care to their customers similar to that which applies to investment advisers under existing law. We have developed systems and processes and put in place policies and procedures to ensure that we are in compliance with Regulation Best Interest. We are monitoring these developments and evaluating the potential effect they may have on our business. In addition, FINRA and the SEC are currently focusing on examining compliance efforts with Regulation Best Interest by broker-dealers.
Fiduciary Rules / “Best Interest” Standards of Conduct
We provide certain products and services to employee benefit plans that are subject to ERISA and certain provisions of the Internal Revenue Code of 1986, as amended (the “Code”). As such, our activities are subject to the restrictions imposed by ERISA and the Code, including the requirement that fiduciaries must perform their duties solely in the interests of plan participants and beneficiaries, and fiduciaries may not cause or permit a covered plan to engage in certain prohibited transactions with persons (parties-in-interest) who have certain relationships with respect to such plans. The applicable provisions of ERISA and the Code are subject to enforcement by the DOL, the IRS, and the Pension Benefit Guaranty Corporation.
In the wake of the March 2018 federal appeals court decision to vacate the 2016 DOL Rule, the DOL announced its intention to issue revised fiduciary investment advice regulations. In June 2020, the DOL proposed a “best interest” prohibited transaction exemption (“PTE”) for investment advice fiduciaries under ERISA. The proposal restores the five-part test for determining fiduciary status that was in effect prior to the 2016 DOL Fiduciary Rule, although the scope of the PTE now extends to rollover transactions if they constitute “investment advice” under the five-part test. If fiduciary status is triggered, the PTE prescribes a set of impartial conduct standards and disclosure obligations that are intended to be consistent with the SEC’s Regulation Best Interest. The DOL released the final version of the PTE as PTE 2020-02 in December 2020, which became effective on February 16, 2021. We are currently assessing PTE 2020-02 to determine the impact it may have on our business.
In addition, in January 2020, the NAIC finalized a revised Suitability in Annuity Transactions Model Regulation to apply a best interest of the consumer standard on insurance producers’ annuity recommendations and to require that insurers supervise such recommendations. Several state regulators have adopted the revised NAIC regulation while others are currently considering doing so or instead issuing standalone impartial conduct standards applicable to annuity and, in some cases, life insurance transactions. For example, in July 2018, the NYDFS issued a final version of amended Regulation 187 that adopts a “best interest” standard for recommendations regarding the sale of life insurance and annuity products in New York. Regulation 187, as amended took effect on August 1, 2019 with respect to annuity sales and on February 1, 2020 for life insurance sales in New York. We have developed our compliance framework for Regulation 187 with respect to annuity sales as well as our life insurance business. Meanwhile, state regulators and legislatures in Nevada, New Jersey, and Maryland have proposed measures that would make broker-dealers, sales agents, and investment advisers and their representatives subject to a fiduciary duty when providing products and services to customers, including pension plans and IRAs. Massachusetts has adopted such a regulation applying a fiduciary duty standard to broker-dealers and their agents which, although not applying to insurance product (including variable annuity) sales, did require us to make changes to certain policies and procedures to ensure compliance. Beyond the New York and Massachusetts regulations, the likelihood of enactment of any such other standalone state-based regulation is uncertain at this time, but if implemented, these regulations could have adverse effects on our business and consolidated results of operations.
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
Transition from LIBOR
Global regulators have indicated that publication of LIBOR may cease after 2021. On November 30, 2020, the administrator for LIBOR announced that it planned to cease publication of one week and two-month USD LIBOR settings at the end of December 2021 but to extend publication of the remaining USD LIBOR settings (overnight and one, three, six and 12 month USD LIBOR) until the end of June 2023. The administrator indicated that it would commence a consultation on the extension through January 2021. U.S. bank regulators acknowledged the announcement and encouraged banks to stop writing new USD LIBOR contracts by the end of 2021.
We have exposure to USD LIBOR through derivatives, structured investments or financing operations, and we may reference the benchmark in some of the products that we underwrite, structure and sell. Existing contract fallback provisions, and whether, how, and when we and others develop and adopt alternative reference rates, will influence the effect of any changes to or discontinuation of LIBOR on us and our subsidiaries and affiliates. Discontinuation of LIBOR could have a materially adverse impact on us depending upon how the transition evolves. We continue to monitor both market and regulatory changes in order to prepare for any discontinuation of the LIBOR benchmark.
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
The CARES Act was signed into law on March 27, 2020. The CARES Act provides $2 trillion in economic stimulus to taxpayers, small businesses and corporations through various grant and loan programs, tax provisions and regulatory relief. Several tax provisions were included as part of a broad economic relief package. These include the temporary allowance of Net Operating Loss carrybacks and the acceleration of alternative minimum tax credit refunds. Although we do not expect the CARES Act to significantly affect the Company, we continue to assess the potential economic or financial statement impacts.
The Consolidated Appropriations Act, 2021, was signed into law on December 27, 2020. Among the provisions of the Act were changes to IRC Section 7702. Previously, the interest rates that determined whether a contract qualifies as life insurance for federal tax purposes were hard-coded in Section 7702. The Act removes the hard-coded interest rate and indexes the rate to a floating reference rate. We are assessing the impact of this change.
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
Privacy and Security of Customer Information and Cybersecurity Regulation
We are subject to federal and state laws and regulations that require financial institutions to protect the security and confidentiality of customer information, and to notify customers about their policies and practices relating to their collection and disclosure of customer information and their practices related to protecting the security and confidentiality of that information. We maintain, and we require our third-party service providers to maintain, security controls designed to ensure the integrity, confidentiality, and availability of our systems and the confidential and sensitive information we maintain and process. We have adopted a privacy policy outlining the Company’s procedures and practices relating to the collection, maintenance, disclosure, disposal, and protection of customer information, including personal information. As required by law, a copy of the privacy policy is mailed to customers on an annual basis. Federal and state laws generally require that we provide notice to affected individuals, law enforcement, regulators and/or potentially others if there is a situation in which customer information is disclosed to and/or accessed or acquired by unauthorized third parties. Federal regulations require financial institutions to implement programs to detect, prevent and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to both consumers and customers, and also regulate the permissible uses of certain categories of customer information.
The violation of data privacy and data protection laws and regulations or the failure to implement and maintain reasonable and effective cybersecurity programs may result in significant fines and remediation costs. Moreover, a cybersecurity incident that disrupts critical operations and customer services could expose the Company to litigation, losses, and reputational damage. As cyber threats continue to evolve, regulators continue to develop new requirements to account for risk exposure. As such, it may be expected that legislation considered by either the U.S. Congress and/or state legislatures could create additional and/or more burdensome obligations relating to the use and protection of customer information.
We are subject to the rules and regulations of the NYDFS, which in February 2017 announced the adoption of a new cybersecurity regulation for financial services institutions, including banking and insurance entities, under its jurisdiction. The regulation was implemented in stages over a two year period and became fully effective on March 1, 2019. This regulation requires these entities to, among other things, assess risks associated with their information systems and establish and maintain a cybersecurity program designed to protect such systems and consumers’ private data. We have adopted a cybersecurity policy outlining our policies and procedures for the protection of our information systems and information stored on those systems that comports with the regulation. In addition to New York’s cybersecurity regulation, the NAIC adopted the Insurance Data Security Model Law in October 2017, establishing standards for data security and for the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. The model law is not an NAIC accreditation standard. Certain states have adopted the model law, including Delaware, and we expect that additional states will also adopt the model law, although it cannot be predicted whether or not, or in what form or when, they will do so. Under the model law, companies that are compliant with the NYDFS cybersecurity regulation are deemed also to be compliant with the model law.
Under the California Consumer Privacy Act (“CCPA”), California residents enjoy the right to know what information a business has collected from them, the sourcing and sharing of that information, and the right to limit certain uses. CCPA also establishes a private right of action with potentially significant statutory damages, whereby businesses that fail to implement reasonable security measures to protect against breaches of personal information could be liable to affected consumers. Certain data processing which is otherwise regulated, including under the Gramm-Leach-Bliley Act, is excluded from the CCPA; however, this is not an entity-wide exclusion. We expect a significant portion of our business will be excepted from the requirements of the CCPA. Other states are likely to enact similar laws or regulations in the near future.
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

Intellectual Property
We rely on a combination of copyright, trademark, patent and trade secret laws to establish and protect our intellectual property rights. In 2020, we removed “AXA” from our legal entity name and rebranded as “Equitable” across our retirement and protection businesses. We also have an extensive portfolio of trademarks and service marks that we consider important in the marketing of our products and services. We regard our intellectual property as valuable assets and protect them against infringement.
AB has also registered a number of service marks with the U.S. Patent and Trademark Office and various foreign trademark offices, including the mark “AllianceBernstein.” The A/B logo is a service mark of AB. In January 2015, AB established two new brand identities, while maintaining the legal names of its corporate entities. The corporate entity, and its Institutions and Retail businesses, are referred to as “AllianceBernstein (AB)” or simply “AB”. Private Wealth Management and Bernstein Research Services are referred to as “AB Bernstein”. Also, AB adopted the A/B logo service mark described above. AB has acquired all of the rights and title in, and to, the Bernstein service marks, including the mark “Bernstein” and the W.P. Stewart & Co., Ltd. services marks, including the logo “WPSTEWART”.
Human Capital Management
As of December 31, 2020, we had approximately 7,900 full time employees. Of these, approximately 3,900 were employed full-time by AB.
Equitable
To execute our business plan successfully, we need not only a sound business strategy but an equally well-developed people strategy. In addition to ensuring strong alignment across our organization to our goals and strategies, we maintain a long-standing commitment to building a culture of inclusion, professional excellence and continuous learning. We have been recognized as a “Great Place to Work” by the Great Place to Work® Institute, an independent workplace authority, each year since 2016.
Employee Development
Attracting, developing and retaining the best people is crucial to our long-term success and strategy. Accordingly, we offer a number of tools and resources to empower our people to grow and to perform to the best of their abilities. Our tools and resources include educational opportunities such as digital and classroom-style courses on topics ranging from communication skills to product knowledge to inclusive leadership immersion. We also provide tuition reimbursement programs to defray the cost of degree programs, as well as thousands of online courses from well-regarded universities.
We also support promotion within Equitable, which provides further opportunities for employees to learn, grow and advance in their careers. Among the open positions at Equitable, about 27% on average are filled by internal candidates.
Health and Family Resources
We are committed to the health and safety of our employees, financial professionals and their families. With respect to COVID-19, we acted quickly and implemented our risk management and contingency plans as the COVID-19 pandemic evolved. For example, among other things, we implemented travel restrictions, imposed self-quarantine requirements for employees and financial professionals who were exposed to someone who tested positive or had traveled to certain countries with active COVID-19 outbreaks and, finally, we temporarily closed our corporate locations and branch offices. As a result, most of our employees and financial professionals are currently working remotely. In addition, we enhanced employee engagement and feedback initiatives, broadened our benefit offerings, enhanced flexible working arrangements and committed to no employee layoffs in 2020 related to COVID-19.
We also provide resources to support employees in their family life, including child and elder care support, adoption support, family and medical leave and paid parental leave.
Compensation
Rewarding performance is the cornerstone of our “Total Rewards” program. Total Rewards include access to comprehensive benefits programs and the opportunity to share in company results through equity awards. Our benefit portfolio allows eligible employees and financial professionals to elect the right coverage for health needs, to build their wealth and to provide protection for themselves and their families from the unexpected events that might occur along the way. Our Total Rewards package includes, among other things, market-competitive pay, equity award programs and bonuses, healthcare benefits, retirement savings plans, paid time off and family leave, flexible work schedules, an educational assistance program and an employee assistance program and other mental health services.
Diversity and Inclusion
We take pride in who we are and what we do, treating everyone with respect and dignity. Our differences in thought and perspective, interests, abilities, experiences and skills contribute to our success. These unique differences make us stronger as a team and shape our culture. Building a diverse, inclusive culture is an ongoing journey, and we're committed to consistently evolving.
To support our diversity and inclusion goals, we maintain a Diversity & Inclusion Advocate Forum which consists of leaders from each of our business areas who are tasked with bringing D&I to life within their respective business units. We also sponsor Employee Resource Groups (“ERGs”) – voluntary groups of employees who share a common interest or dimension of diversity. ERGs create employee development opportunities, and members work collaboratively to address various business challenges and share ideas or potential solutions. We are also a proud member of the CEO Action Pledge – a CEO business coalition to advance diversity and inclusion in the workplace.
In 2020, in response to ongoing racial injustice, our CEO established the CEO Taskforce to Advance Racial Equity at Equitable. The taskforce’s goal is to not only make Equitable representative of America today, but also to make sure we have the best talent in the industry and use our diversity to find the best solutions for today's and tomorrow's clients. The mission of the Taskforce is to “Be the most sought-after employer for Black professionals by shattering racial inequities in our workplace and building an Equitable that supports and invests in the careers and well-being of our Black employees and advisors.”
Equitable Foundation
The Equitable Foundation directs the Company’s philanthropic and volunteer activities. The Equitable Foundation gives our employees and financial professionals an opportunity to commit their time and effort to organizations they believe in, as well as award grants to organizations where volunteer events take place.
Through our matching gifts program, we double the impact of the charitable contributions made by our employees and financial professionals. Eligible donations of $50 or more are matched up to $2,000 per year, per individual. In 2020, Equitable Foundation matched $ 1.2 million in contributions made to nonprofit organizations nationwide.
Every year, our teams across the country volunteer their time with organizations in their areas to contribute to the success of their communities. Equitable Foundation supports their efforts through charitable grants and through our company volunteer program, Equitable in Action.
AllianceBernstein
As a leading global investment-management and research firm, AB brings together a wide range of insights, expertise and innovations to advance the interests of clients around the world. The intellectual capital of AB’s employees is collectively its most important asset, so the long-term sustainability of AB is heavily dependent on its people. AB is constantly focused on:
•fostering an inclusive culture by incorporating diversity and inclusion in all levels of AB’s business;
•encouraging innovation;
•developing, retaining and recruiting high quality talent; and
•aligning employees’ incentives and risk taking with those of AB.

Talent Acquisition
AB seeks to recruit and hire a workforce with diversity of thought, backgrounds and experiences. AB believes that diverse and inclusive teams generate better ideas and reach more balanced decisions. AB seeks to leverage the unique backgrounds of its employees to meet the needs of a broad range of clients and engage with the communities in which AB operates. AB engages several external organizations to assist in attracting and recruiting top talent at all levels, with a particular focus on attracting diverse talent. AB has a sizable group of internal human capital associates focused on recruiting, and AB has implemented various human capital initiatives to develop and provide for a balanced workforce.
Employee Engagement
AB believes a workforce is most productive, effective and highly engaged when they feel connected to AB’s business and culture. AB seeks to provide diverse work experiences, professional development opportunities, competitive compensation and benefits, an inclusive and diverse culture and social engagement projects to keep its employees motivated, connected to AB and engaged throughout their careers. AB fosters growth and advancement through different training avenues to develop skill sets, create opportunities for networking, both internally and externally, and AB encourages internal mobility as a part of its employees' career trajectory. It is important that AB’s employees are not only connected to AB’s business but also to the communities in which AB operates. As such, AB offers many opportunities for its employees to volunteer in the communities in which AB serves.
Diversity and Inclusion
AB believes that diverse and inclusive teams generate better ideas and best serve the needs of AB’s clients. As such, AB strives to cultivate a dynamic, diverse and inclusive workplace where employees feel challenged and valued for their contributions. AB offers leadership development programs that cater to the needs of various groups, including an African American Leadership program, an Asian Leadership program, a Women's leadership program and a variety of Employee Resource Groups. These ERGs share a common purpose, interest and backgrounds and accelerate the advancement of AB employees from traditionally underrepresented groups. These groups serve as a source of inclusion, and they help to support AB’s acquisition of diverse talent. AB’s senior leadership is committed to diversity and inclusion efforts and is active in a variety of coalitions pledging to advance diversity and inclusion.
Additionally, AB has implemented several measures to help ensure accountability for contributing to AB’s diversity and inclusion initiatives. For instance, AB’s senior business leaders have diversity and inclusion objectives embedded in their annual performance goals.
Compensation and Benefits
AB has demonstrated a history of investing in its workforce by offering competitive compensation. AB utilizes a variety of compensation elements, including base salaries, annual short-term compensation awards (i.e., cash bonuses) and, for those of AB’s employees who earn more than $200,000 annually, a long-term compensation award program. Long-term incentive compensation awards generally are denominated in restricted AB Holding Units. AB utilizes this structure to foster a stronger sense of ownership and align the interests of its employees directly with the interests of AB unitholders and indirectly with the interests of AB’s clients, as strong performance for its clients generally contributes directly to increases in assets under management and improved financial performance for the firm. Furthermore, AB offers health and welfare, 401(k) profit-sharing and other benefits programs to all eligible employees.
Health and Safety
The health and safety of AB’s employees is AB’s highest priority and is evident in AB’s response to the COVID-19 pandemic around the globe. At the initial onset of COVID-19 during the first quarter of 2020, AB quickly responded in the various jurisdictions where AB operates. AB implemented business continuity measures, including travel restrictions and a work-from-home requirement for almost all personnel (other than a relatively small number of employees whose physical presence in AB’s offices was considered critical), which has remained in place (except in AB’s Asia offices, most of which have reopened), to ensure operating continuity for all critical functions. AB also instituted a confidential notification process for any employee who tests positive for COVID-19 or has been exposed to someone else who has tested positive. As the COVID-19 crisis has continued to evolve since the lockdown in the first quarter, certain key functions of the business, such as Risk Management, Business Continuity, Finance and Human Capital, have maintained constant communication and monitored the evolution of the pandemic to keep AB’s employees safe and advise of key developments.
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

Part I, Item 1A.
RISK FACTORS
You should read and consider all of the risks described below, as well as other information set forth in this Annual Report on Form 10-K. The risks described below are not the only ones we face. Many of these risks are interrelated and could occur under similar business and economic conditions, and the occurrence of certain of them may in turn cause the emergence or exacerbate the effect of others. Such a combination could materially increase the severity of the impact of these risks on our businesses, results of operations, financial condition or liquidity.
Risks Relating to Our Consolidated Business
Risks Relating to Conditions in the Financial Markets and Economy
The coronavirus (COVID-19) pandemic.
The COVID-19 pandemic has negatively impacted the U.S. and global economies, created significant volatility in the capital markets and dramatically increased unemployment levels. The pandemic has also resulted in temporary closures of many businesses and schools and the institution of social distancing requirements in many states and local communities. Businesses or schools that have reopened have restricted or limited access for the foreseeable future and may do so on a permanent basis. As a result, our ability to sell products through our regular channels and the demand for our products and services has been significantly impacted. The extent of the COVID-19 pandemic’s impact on us will depend on future developments that are highly uncertain, including the severity and duration of the pandemic, actions taken by governments and other third parties in response to the pandemic and the availability and efficacy of vaccines against COVID-19.
While we have implemented risk management and contingency plans with respect to the COVID-19 pandemic, such measures may not adequately protect our business from the full impacts of the pandemic. Currently, most of our employees and advisors are continuing to work remotely. Extended periods of remote work arrangements could introduce additional operational risk, including but not limited to cybersecurity risks, and impair our ability to effectively manage our business. We also outsource a variety of functions to third parties whose business continuity strategies are largely outside our control.
Economic uncertainty and unemployment resulting from the COVID-19 pandemic may have an adverse effect on product sales and result in existing policyholders withdrawing at greater rates. COVID-19 could have an adverse effect on our insurance business due to increased mortality and morbidity rates. The cost of reinsurance to us for these policies could increase, and we may encounter decreased availability of such reinsurance. If policyholder lapse and surrender rates or premium waivers significantly exceed our expectations, we may need to change our assumptions, models or reserves.
Our investment portfolio has been, and may continue to be, adversely affected by the COVID-19 pandemic. Declines in equity markets and interest rates, reduced liquidity or a continued slowdown in the U.S. or in global economic conditions may also adversely affect the values and cash flows of these investments. Our investments in mortgages and commercial mortgage-backed securities have been, and could continue to be, negatively affected by delays or failures of borrowers to make payments of principal and interest when due. In some jurisdictions, local governments have imposed delays or moratoriums on many forms of enforcement actions. For additional information on the effects of COVID-19 on our mortgage loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—General Account Investment Portfolio.” Market volatility in 2020 also caused significant increases in credit spreads, and any continued volatility may increase our borrowing costs and decrease product fee income. Further, severe market volatility may leave us unable to react to market events in a prudent manner consistent with our historical investment practices.
Conditions in the global capital markets and the economy.
Our business, results of operations or financial condition are materially affected by conditions in the global capital markets and the economy. A wide variety of factors affect economic conditions and consumer confidence, including the COVID-19 pandemic and government reactions thereto, the pace of economic growth in the U.S., equity market performance, low interest rates and the uncertainty created by the transition to the Biden administration and related actions that Congress may pursue. Given our interest rate and equity market exposure in our investment and derivatives portfolios and many of our products, these factors could have a material adverse effect on us. The value of our investments and derivatives portfolios may also be adversely affected by reductions in price transparency, changes in the assumptions or methodology we use to estimate fair value and changes in investor confidence or preferences, which could potentially result in higher realized or unrealized losses. Market volatility may also make it difficult to transact in or to value certain of our securities if trading becomes less frequent.
In an economic downturn, the demand for our products and our investment returns could be materially and adversely affected. The profitability of many of our products depends in part on the value of the assets supporting them, which may fluctuate substantially depending on various market conditions. In addition, a change in market conditions could cause a change in consumer sentiment and adversely affect sales and could cause the actual persistency of these products to vary from their anticipated persistency and adversely affect profitability. Our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. In addition, market conditions may adversely affect the availability and cost of reinsurance protections and the availability and performance of hedging instruments.
With the change of administration in the U.S., changes in regulations may adversely affect our business and our ability to distribute our products. Such changes may also impact our expenses and, as a result, adversely impact our profitability.
Equity market declines and volatility.
Declines or volatility in the equity markets can negatively impact our business, results of operations or financial condition. For example, equity market declines or volatility could decrease the AV of our annuity and variable life contracts which, in turn, would reduce the amount of revenue we derive from fees charged on those account and asset values. Our variable annuity business is particularly sensitive to equity markets, and sustained weakness or stagnation in equity markets could decrease its revenues and earnings. At the same time, for variable annuity contracts that include GMxB features, equity market declines increase the amount of our potential obligations related to such GMxB features and could increase the cost of executing GMxB-related hedges beyond what was anticipated in the pricing of the products being hedged. This could result in an increase in claims and reserves related to those contracts, net of any reinsurance reimbursements or proceeds from our hedging programs. Equity market declines and volatility may also influence policyholder behavior, which may adversely impact the levels of surrenders, withdrawals and amounts of withdrawals of our annuity and variable life contracts or cause policyholders to reallocate a portion of their account balances to more conservative investment options (which may have lower fees), which could negatively impact our future profitability or increase our benefit obligations particularly if they were to remain in such options during an equity market increase. Market volatility can negatively impact the value of equity securities we hold for investment which could in turn reduce the statutory capital of certain of our insurance subsidiaries. In addition, equity market volatility could reduce demand for variable products relative to fixed products, lead to changes in estimates underlying our calculations of DAC that, in turn, could accelerate our DAC amortization and reduce our current earnings and result in changes to the fair value of our GMIB reinsurance contracts and GMxB liabilities, which could increase the volatility of our earnings. Lastly, periods of high market volatility or adverse conditions could decrease the availability or increase the cost of derivatives.
Interest rate fluctuations or prolonged periods of low interest rates.
Some of our retirement and protection products and certain of our investment products, and our investment returns, are sensitive to interest rate fluctuations, and changes in interest rates and interest rate benchmarks may adversely affect our investment returns and results of operations, including in the following respects:
•changes in interest rates may reduce the spread on some of our products between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our General Account investments supporting the contracts;
•when interest rates rise rapidly, policy loans and surrenders and withdrawals of annuity contracts and life insurance policies may increase, requiring us to sell investment assets potentially resulting in realized investment losses, or requiring us to accelerate the amortization of DAC, which could reduce our net income;
•a decline in interest rates accompanied by unexpected prepayments of certain investments may result in reduced investment income and a decline in our profitability. An increase in interest rates accompanied by unexpected extensions of certain lower yielding investments may result in a decline in our profitability;
•changes in the relationship between long-term and short-term interest rates may adversely affect the profitability of some of our products;
•changes in interest rates could result in changes to the fair value of our GMIB reinsurance contracts asset, which could increase the volatility of our earnings;
•changes in interest rates could result in changes to the fair value liability of our variable annuity GMxB business;
•changes in interest rates may adversely impact our liquidity and increase our costs of financing and hedges;
•we may not be able to effectively mitigate and we may sometimes choose not to fully mitigate or to increase, the interest rate risk of our assets relative to our liabilities; and
•the delay between the time we make changes in interest rate and other assumptions used for product pricing and the time we are able to reflect such changes in assumptions in products available for sale may negatively impact the long-term profitability of certain products sold during the intervening period.

A prolonged period during which interest rates remain low may result in greater costs associated with our variable annuity products with GMxB features; higher costs for some derivative instruments used to hedge certain of our product risks; or shortfalls in investment income on assets supporting policy obligations as our portfolio earnings decline over time, each of which may require us to record charges to increase reserves. In addition, an extended period of declining or low interest rates may also cause us to change our long-term view of the interest rates that we can earn on our investments. Such a change in our view would cause us to change the long-term interest rate that we assume in our calculation of insurance assets and liabilities under U.S. GAAP. Any future revision would result in increased reserves, accelerated amortization of DAC and other unfavorable consequences. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates, and an extended period of low interest rates may increase the statutory capital we are required to hold and the amount of assets we must maintain to support statutory reserves. Furthermore, such an environment may cause certain policies to remain in force for longer periods than we anticipated in our pricing, potentially resulting in greater claims costs than we expected and resulting in lower overall returns on business in force. Widening credit spreads, if not offset by equal or greater declines in the risk-free interest rate, would also cause the total interest rate payable on newly issued securities to increase, and thus would have the same effect as an increase in underlying interest rates.
Market conditions and other factors could materially and adversely affect our goodwill.
Business and market conditions may impact the amount of goodwill we carry in our consolidated balance sheet related to the Investment Management and Research segment. To the extent that securities valuations are depressed for prolonged periods of time or market conditions deteriorate, or that AB experiences significant net redemptions, its AUM, revenues, profitability and unit price will be adversely affected. This may result in the need to recognize an impairment of goodwill which could adversely affect our business, results of operations or financial condition.
Adverse capital and credit market conditions.
Volatility and disruption in the capital and credit markets may exert downward pressure on the availability of liquidity and credit capacity. We need liquidity to pay our operating expenses (including potential hedging losses), interest expenses and any distributions on our capital stock and to capitalize our insurance subsidiaries. Without sufficient liquidity, we could be required to curtail our operations and our business would suffer. While we expect that our future liquidity needs will be satisfied primarily through cash generated by our operations, borrowings from third parties and dividends and distributions from our subsidiaries, it is possible that we will not be able to meet our anticipated short-term and long-term benefit and expense payment obligations. If current resources are insufficient to satisfy our needs, we may access financing sources such as bank debt or the capital markets. These services may not be available during times of stress or may only be available on unfavorable terms. If we are unable to access capital markets to issue new debt, refinance existing debt or sell additional shares as needed, or if we are unable to obtain such financing on acceptable terms, our business could be adversely impacted. Volatility in the capital markets may also consume liquidity as we pay hedge losses and meet collateral requirements related to market movements. We expect these hedging programs to incur losses in certain market scenarios, creating a need to pay cash settlements or post collateral to counterparties. Although our liabilities will also be reduced in these scenarios, this reduction is not immediate, and so in the short term, hedging losses will reduce available liquidity.
Disruptions, uncertainty or volatility in the capital and credit markets may limit our ability to raise additional capital to support business growth, or to counter-balance the consequences of losses or increased regulatory reserves and rating agency capital requirements. This could force us to: (i) delay raising capital; (ii) miss payments on our debt or reduce or eliminate dividends paid on our capital stock; (iii) issue capital of different types or under different terms than we would otherwise; or (iv) incur a higher cost of capital than would prevail in a more stable market environment. Ratings agencies may change our credit ratings, and any downgrade is likely to increase our borrowing costs and limit our access to the capital markets and could be detrimental to our business relationships with distribution partners. Our business, results of operations, financial condition, liquidity, statutory capital or rating agency capital position could be materially and adversely affected by disruptions in the capital and credit markets.
Risks Relating to Our Operations
Holdings depends on the ability of its subsidiaries to transfer funds to it to meet its obligations.
Dividends and other distributions from Holdings’ subsidiaries are the principal sources of funds available to Holdings to pay principal and interest on its outstanding indebtedness, to pay corporate operating expenses, to pay any stockholder dividends, to repurchase stock and to meet its other obligations. The inability to receive dividends from our subsidiaries could have a material adverse effect on our business, results of operations or financial condition. The ability of our insurance subsidiaries to pay dividends and make other distributions to Holdings will depend on their earnings, tax considerations, covenants contained in any financing or other agreements and applicable regulatory restrictions and receipt of regulatory approvals. If the ability of our insurance or non-insurance subsidiaries to pay dividends or make other distributions or payments to Holdings is materially restricted by these or other factors, we may be required to raise cash through the incurrence of debt, the issuance of equity or the sale of assets. However, there is no assurance that we would be able to raise sufficient cash by these means. This could materially and adversely affect our ability to pay our obligations.
Failure to protect the confidentiality of customer information or proprietary business information.
We and certain of our vendors retain confidential information (including customer transactional data and personal information about our customers, the employees and customers of our customers, and our own employees). The privacy of this information may be compromised, including as a result of an information security breach. Failure to implement and maintain effective cybersecurity programs, or any compromise of the security of our information systems, or those of our vendors, or the cloud-based systems we use, through cyber-attacks or for any other reason that results in unauthorized access, use, disclosure or destruction of personally identifiable information or customer information, or the disruption of critical operations and services, could damage our reputation, deter people from purchasing our products, subject us to significant civil and criminal liability and require us to incur significant technical, legal and other expenses any of which could have a material adverse effect on our business, results of operations or financial condition.
Our operational failures or those of service providers on which we rely.
Weaknesses or failures in our internal processes or systems or those of our vendors could lead to disruption of our operations, liability to clients, exposure to disciplinary action or harm to our reputation. Our business is highly dependent on our ability to process large numbers of transactions, many of which are highly complex, across numerous and diverse markets. These transactions generally must comply with client investment guidelines, as well as stringent legal and regulatory standards. If we make a mistake in performing our services that causes financial harm to a client, we have a duty to act promptly to put the client in the position the client would have been in had we not made the error. The occurrence of mistakes, particularly significant ones, can have a material adverse effect on our reputation, business, results of operations or financial condition.
The occurrence of a catastrophe, including natural or man-made disasters.
Any catastrophic event, such as pandemic diseases, terrorist attacks, accidents, floods, severe storms or hurricanes or cyber-terrorism, could have a material and adverse effect on our business. We could experience long-term interruptions in our service and the services provided by our significant vendors. Some of our operational systems are not fully redundant, and our disaster recovery and business continuity planning cannot account for all eventualities. Additionally, unanticipated problems with our disaster recovery systems could further impede our ability to conduct business, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. We could experience a material adverse effect on our liquidity, financial condition and the operating results of our insurance business due to increased mortality and, in certain cases, morbidity rates and/or its impact on the economy and financial markets. Our workforce may be unable to be physically located at one of our facilities, which could result in lengthy interruptions in our service. A catastrophe may affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. Climate change may increase the frequency and severity of weather-related disasters and pandemics.
Our ability to recruit, motivate and retain key employees and experienced and productive financial professionals.
Our business depends on our ability to recruit, motivate and retain highly skilled, technical, investment, managerial and executive personnel, and there is no assurance that we will be able to do so. Our financial professionals and our key employees are key factors driving our sales. Intense competition exists among insurers and other financial services companies for financial professionals and key employees. We cannot provide assurances that we will be successful in our respective efforts to recruit, motivate and retain key employees and top financial professionals and the loss of such employees and professionals could have a material adverse effect on our business, results of operations or financial condition.
Misconduct by our employees or financial professionals.
Misconduct by our employees, financial professionals, agents, intermediaries, representatives of our broker-dealer subsidiaries or employees of our vendors could result in violations of law by us or our subsidiaries, regulatory sanctions or serious reputational or financial harm. We employ controls and procedures designed to monitor employees’ and financial professionals’ business decisions and to prevent them from taking excessive or inappropriate risks, including with respect to information security, but employees may take such risks regardless of such controls and procedures. If our employees or financial professionals take excessive or inappropriate risks, those risks could harm our reputation, subject us to significant civil or criminal liability and require us to incur significant technical, legal and other expenses.
Potential strategic transactions.
We may consider potential strategic transactions, including acquisitions, dispositions, mergers, joint ventures and similar transactions. These transactions may not be effective and could result in decreased earnings and harm to our competitive position. In addition, these transactions, if undertaken, may involve a number of risks and present financial, managerial and operational challenges. Furthermore, strategic transactions may require us to increase our leverage or, if we issue shares to fund an acquisition, would dilute the holdings of the existing stockholders. Any of the above could cause us to fail to realize the benefits anticipated from any such transaction.
On October 27, 2020, Holdings entered into a Master Transaction Agreement with Venerable Insurance and Annuity Company and Venerable Holdings, Inc. We may not be able to complete the transaction due to, among other things, the inability to satisfy the various closing conditions, including the receipt of required regulatory approvals. A delay in the closing of the transaction may negatively impact the expected results from the transaction. In addition, if the transaction is completed, the actual financial results of the transaction could differ materially from our expectations and may be impacted by items not taken into account in our forecasts and calculations. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Reinsurance of Legacy Variable Annuity Block and Sale of Runoff Variable Annuity Reinsurance Entity.”
Changes in accounting standards.
Our consolidated financial statements are prepared in accordance with U.S. GAAP, the principles of which are revised from time to time. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (“FASB”). We may not be able to predict or assess the effects of these new accounting pronouncements or new interpretations of existing accounting pronouncements, and they may have material adverse effects on our business, results of operations or financial condition.
Our investment advisory agreements with clients, and our selling and distribution agreements with various financial intermediaries and consultants, are subject to termination or non-renewal on short notice.
AB derives most of its revenues pursuant to written investment management agreements (or other arrangements) with institutional investors, mutual funds and private wealth clients. In addition, as part of our variable annuity products, EIM enters into written investment management agreements (or other arrangements) with mutual funds. Generally, these investment management agreements are terminable without penalty at any time or upon relatively short notice by either party. In addition, the investment management agreements pursuant to which AB and EIM manage an SEC-registered investment company (a “RIC”) must be renewed and approved by the RIC’s boards of directors (including a majority of the independent directors) annually. Consequently, there can be no assurance that the board of directors of each RIC will approve the investment management agreement each year or will not condition its approval on revised terms that may be adverse to us.
Similarly, we enter into selling and distribution agreements with various financial intermediaries that are terminable by either party upon notice (generally 60 days) and do not obligate the financial intermediary to sell any specific amount of our products. These intermediaries generally offer their clients investment products that compete with our products. In addition, certain institutional investors rely on consultants to advise them about choosing an investment adviser and some of AB’s services may not be considered among the best choices by these consultants. As a result, investment consultants may advise their clients to move their assets invested with AB to other investment advisers, which could result in significant net outflows.
Replicating and replacing functions, systems and infrastructure and benefits provided by AXA or certain of its affiliates.
Historically, we have received services from AXA and have provided services to AXA, including through shared services contracts with various third-party service providers. AXA and its affiliates continue to provide or procure certain services to us pursuant to the Transitional Services Agreement. The Transitional Services Agreement will not continue indefinitely. We are working to replicate or replace the services that are currently provided under the Transitional Services Agreement by AXA or its affiliates through shared service contracts they have with various third-party providers. We cannot assure you that we will be able to obtain the services at the same or better levels or at the same or lower costs directly from third-party providers. As a result, when AXA or its affiliates cease providing these services to us, our costs of procuring these services or comparable replacement services may increase, and the cessation of such services may result in service interruptions and divert management attention from other aspects of our operations. We may fail to replicate the services we currently receive from AXA on a timely basis or at all.
The potential replacement of LIBOR may affect our cost of capital and net investment income.
It is anticipated that LIBOR will be discontinued no later than June 2023 and that one or more alternative rates will be used for derivatives contracts, debt investments, intercompany and third-party loans and other types of commercial contracts. We anticipate a valuation risk around the potential discontinuation event as well as potential risks relating to hedging interest-rate risk. Additionally, the elimination of LIBOR or changes to other reference rates or any other changes or reforms to the determination or supervision of reference rates may adversely affect the amount of interest payable or interest receivable on certain of our investments. These changes may also impact the market liquidity and market value of these investments. Any changes to LIBOR or any alternative rate, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have an adverse effect on the value of investments in our investment portfolio, derivatives we use for hedging, or other indebtedness, securities or commercial contracts.
Risks Relating to Credit, Counterparties and Investments
Our counterparties’ requirements to pledge collateral related to declines in estimated fair value of derivative contracts.
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
A default by any financial institution or by a sovereign could lead to additional defaults by other market participants. Such failures could disrupt securities markets or clearance and settlement systems and lead to a chain of defaults, because the commercial and financial soundness of many financial institutions may be closely related as a result of credit, trading, clearing or other relationships. Even the perceived lack of creditworthiness of a financial institution may lead to market-wide liquidity problems and losses or defaults by us or by other institutions. This risk is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries with which we interact on a daily basis. Systemic risk could have a material adverse effect on our ability to raise new funding and on our business, results of operations or financial condition. In addition, such a failure could impact future product sales as a potential result of reduced confidence in the financial services industry.
Losses due to defaults by third parties and affiliates, including outsourcing relationships.
We depend on third parties and affiliates that owe us money, securities or other assets to pay or perform under their obligations. Defaults by one or more of these parties could have a material adverse effect on our business, results of operations or financial condition. Moreover, as a result of contractual provisions certain swap dealers require us to add to derivatives documentation and to agreements, we may not be able to exercise default rights or enforce transfer restrictions against certain counterparties which may limit our ability to recover amounts due to us upon a counterparty’s default. We rely on various counterparties and other vendors to augment our existing investment, operational, financial and technological capabilities, but the use of a vendor does not diminish our responsibility to ensure that client and regulatory obligations are met. Disruptions in the financial markets and other economic challenges may cause our counterparties and other vendors to experience significant cash flow problems or even render them insolvent, which may expose us to significant costs and impair our ability to conduct business. We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. The deterioration or perceived deterioration in the credit quality of third parties whose securities or obligations we hold could result in losses or adversely affect our ability to use those securities or obligations for liquidity purposes.
Economic downturns, defaults and other events may adversely affect our investments.
The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit risk spreads, ratings downgrades or other events that adversely affect the issuers or guarantors of securities we own or the underlying collateral of structured securities we own could cause the estimated fair value of our fixed maturity securities portfolio and corresponding earnings to decline and cause the default rate of the fixed maturity securities in our investment portfolio to increase. We may have to hold more capital to support our securities to maintain our insurance companies’ RBC levels, should securities we hold suffer a ratings downgrade. Levels of write-downs or impairments are impacted by intent to sell, or our assessment of the likelihood that we will be required to sell, fixed maturity securities, as well as our intent and ability to hold equity securities which have declined in value until recovery. Realized losses or impairments on these securities may have a material adverse effect on our business, results of operations, liquidity or financial condition in, or at the end of, any quarterly or annual period.
Some of our investments are relatively illiquid and may be difficult to sell.
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
Defaults on our mortgage loans and volatility in performance.
A portion of our investment portfolio consists of mortgage loans on commercial and agricultural real estate. Although we manage credit risk and market valuation risk for our commercial and agricultural real estate assets through geographic, property type and product type diversification and asset allocation, general economic conditions in the commercial and agricultural real estate sectors will continue to influence the performance of these investments. These factors, which are beyond our control, could have a material adverse effect on our business, results of operations, liquidity or financial condition. An increase in the default rate of our mortgage loan investments or fluctuations in their performance could have a material adverse effect on our business, results of operations, liquidity or financial condition. For information on the effects of the COVID-19 pandemic on our mortgage loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Account Investment Portfolio.”
Risks Relating to Our Retirement and Protection Businesses
Risks Relating to Reinsurance and Hedging
Our reinsurance and hedging programs.
We seek to mitigate some risks associated with the GMxB features or minimum crediting rate contained in certain of our retirement and protection products through our hedging and reinsurance programs. (As of December 31, 2020, 69% of the variable annuity AV in our Individual Retirement segment was attributable to products that included GMxB features.) However, these programs cannot eliminate all of the risks, and no assurance can be given as to the extent to which such programs will be completely effective in reducing such risks.
Reinsurance—We use reinsurance to mitigate a portion of the risks that we face, principally in certain of our in-force annuity and life insurance products. Under our reinsurance arrangements, other insurers assume a portion of the obligation to pay claims and related expenses to which we are subject. However, we remain liable as the direct insurer on all risks we reinsure and, therefore, are subject to the risk that our reinsurer is unable or unwilling to pay or reimburse claims at the time demand is made. The inability or unwillingness of a reinsurer to meet its obligations to us, or the inability to collect under our reinsurance treaties for any other reason, could have a material adverse impact on our business, results of operations or financial condition. Prolonged or severe adverse mortality or morbidity experience could result in increased reinsurance costs, and ultimately may reduce the availability of reinsurance for future life insurance sales. If, for new sales, we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient, we would either have to be willing to accept an increase in our net exposures, revise our pricing to reflect higher reinsurance premiums or limit the amount of new business written on any individual life. If this were to occur, we may be exposed to reduced profitability and cash flow strain or we may not be able to price new business at competitive rates. The premium rates and other fees that we charge are based, in part, on the assumption that reinsurance will be available at a certain cost. If a reinsurer raises the rates that it charges on a block of in-force business, we may not be able to pass the increased costs onto our customers and our profitability will be negatively impacted. Additionally, such a rate increase could result in our recapturing of the business, which may result in a need to maintain additional reserves, reduce reinsurance receivables and expose us to greater risks.
Hedging Programs—We use a hedging program to mitigate a portion of the unreinsured risks we face in, among other areas, the GMxB features of our variable annuity products and minimum crediting rates on our variable annuity and life products from unfavorable changes in benefit exposures due to movements in the capital markets. In certain cases, however, we may not be able to effectively apply these techniques because the derivatives markets in question may not be of sufficient size or liquidity or there could be an operational error in the application of our hedging strategy or for other reasons. The operation of our hedging programs is based on models involving numerous estimates and assumptions. There can be no assurance that ultimate actual experience will not differ materially from our assumptions, particularly, but not only, during periods of high market volatility, which could adversely impact our business, results of operations or financial condition. For example, in the past, due to, among other things, levels of volatility in the equity and interest rate markets above our assumptions as well as deviations between actual and assumed surrender and withdrawal rates, gains from our hedging programs did not fully offset the economic effect of the increase in the potential net benefits payable under the GMxB features offered in certain of our products. If these circumstances were to re-occur in the future or if, for other reasons, results from our hedging programs in the future do not correlate with the economic effect of changes in benefit exposures to customers, we could experience economic losses which could have a material adverse impact on our business, results of operations or financial condition. Additionally, our strategies may result in under or over-hedging our liability exposure, which could result in an increase in our hedging losses and greater volatility in our earnings and have a material adverse effect on our business, results of operations or financial condition. For further discussion, see “—Risks Relating to Estimates, Assumptions and Valuations—Our risk management policies and procedures.”
Our reinsurance arrangements with affiliated captives.
The reinsurance arrangements with CS Life RE and EQ AZ Life Re Company (collectively, the “Affiliated Captives”) provide important capital management benefits to Equitable Financial, Equitable America and CS Life (collectively, the “Affiliated Cedants”). Under applicable statutory accounting rules, the Affiliated Cedants are currently, and will in the future be, entitled to a credit in their calculations of reserves for amounts reinsured to the Affiliated Captives, to the extent the Affiliated Captives hold assets in trust or provide letters of credit or other financing acceptable to the respective domestic regulators of the Affiliated Cedants. The level of assets required to be maintained in the trust fluctuates based on market and interest rate movements, age of the policies, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust or securing additional letters of credit, which could impact the liquidity of the Affiliated Captives.
CS Life RE, like Equitable Financial, employs a hedging strategy that uses derivatives contracts and fixed income investments that are collectively managed to help reduce the economic impact of unfavorable market-driven changes to reserves. The terms of these contracts require CS Life RE to post initial margin to a clearinghouse and cash settle hedges when there is a decline in the estimated fair value of specified instruments. When this happens, the terms of the reinsurance agreement may not always allow CS Life RE to restore liquidity by withdrawing assets from the trust. Market movements, including but not limited to a significant increase in interest rates, could require CS Life RE to post more collateral or cash settle more hedges than its own resources would permit. While management of CS Life RE intends to maintain adequate sources of liquidity to meet its obligations, there can be no assurance that such sources will be available in all market scenarios. The potential inability of CS Life RE to post such collateral or cash settle such hedges could cause CS Life RE to reduce the size of its hedging programs, which could ultimately adversely impact CS Life RE’s ability to perform under the reinsurance arrangements and CS Life’s ability to obtain full statutory reserve credit for the reinsurance arrangements.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Reinsurance of Legacy Variable Annuity Block and Sale of Runoff Variable Annuity Reinsurance Entity.”
Risks Relating to the Our Products, Our Structure and Product Distribution
GMxB features within certain of our products.
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
Additionally, we make assumptions regarding policyholder behavior at the time of pricing and in selecting and using the GMxB features inherent within our products. An increase in the valuation of the liability could result to the extent emerging and actual experience deviates from these policyholder option use assumptions. If we update our assumptions based on our actuarial assumption review, we could be required to increase the liabilities we record for future policy benefits and claims to a level that may materially and adversely affect our business, results of operations or financial condition which, in certain circumstances, could impair our solvency. In addition, we have in the past updated our assumptions on policyholder behavior, which has negatively impacted our net income, and there can be no assurance that similar updates will not be required in the future.
In addition, hedging instruments may not effectively offset the costs of GMxB features or may otherwise be insufficient in relation to our obligations. Furthermore, we are subject to the risk that changes in policyholder behavior or mortality, combined with adverse market events, could produce economic losses not addressed by our risk management techniques. These factors, individually or collectively, may have a material adverse effect on our business, results of operations, including net income, capitalization, financial condition or liquidity including our ability to receive dividends from our insurance subsidiaries.
The amount of statutory capital that we have and the amount of statutory capital we must hold to meet our statutory capital requirements and our financial strength and credit ratings can vary significantly.

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors. Additionally, state insurance regulators have significant leeway in how to interpret existing regulations, which could further impact the amount of statutory capital or reserves that we must maintain. Equitable Financial is primarily regulated by the NYDFS, which from time to time has taken more stringent positions than other state insurance regulators on matters affecting, among other things, statutory capital or reserves. In certain circumstances, particularly those involving significant market declines, the effect of these more stringent positions may be that our financial condition appears to be worse than competitors who are not subject to the same stringent standards, which could have a material adverse impact on our business, results of operations or financial condition. Moreover, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of capital our insurance subsidiaries must hold in order to maintain their current ratings. To the extent that our statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, our insurance subsidiaries’ financial strength and credit ratings might be downgraded by one or more rating agencies. There can be no assurance that any of our insurance subsidiaries will be able to maintain its current RBC ratio in the future or that its RBC ratio will not fall to a level that could have a material adverse effect on our business, results of operations or financial condition.
The failure of any of our insurance subsidiaries to meet its applicable RBC requirements or minimum capital and surplus requirements could subject it to further examination or corrective action imposed by insurance regulators, including limitations on its ability to write additional business, supervision by regulators, rehabilitation, or seizure or liquidation. Any corrective action imposed could have a material adverse effect on our business, results of operations or financial condition. A decline in RBC ratios may limit the ability of an insurance subsidiary to make dividends or distributions to us, could result in a loss of customers or new business, and could be a factor in causing ratings agencies to downgrade the insurer’s financial strength ratings, each of which could have a material adverse effect on our business, results of operations or financial condition.
A downgrade in our financial strength and claims-paying ratings.
Claims-paying and financial strength ratings are important factors in establishing the competitive position of insurance companies. They indicate the rating agencies’ opinions regarding an insurance company’s ability to meet policyholder obligations and are important to maintaining public confidence in our products and our competitive position. A downgrade of our ratings or those of Equitable Financial, Equitable America or Holdings could adversely affect our business, results of operations or financial condition by, among other things, reducing new sales of our products, increasing surrenders and withdrawals from our existing contracts, possibly requiring us to reduce prices or take other actions for many of our products and services to remain competitive, or adversely affecting our ability to obtain reinsurance or obtain reasonable pricing on reinsurance. A downgrade in our ratings may also adversely affect our cost of raising capital or limit our access to capital.
State insurance laws limit the ability of our insurance subsidiaries to pay dividends and other distributions to Holdings.
The payment of dividends and other distributions to Holdings by its insurance subsidiaries, including its captive reinsurers, is regulated by state insurance laws and regulations. These restrictions may limit or prevent our insurance subsidiaries from making dividend or other payments to Holdings. These restrictions are based, in part, on earned surplus and the prior year’s statutory income and policyholder surplus. In general, dividends may be paid only from earned surplus (typically defined as available or unassigned surplus, subject to possible adjustments) which is derived from realized net profits on the company’s business. Dividends up to specified levels are generally considered ordinary and generally may be made without prior regulatory approval. Meanwhile, dividends paid from sources other than earned surplus or in larger amounts, often called “extraordinary dividends,” are generally subject to approval by the insurance commissioner of the relevant state of domicile. In addition, certain states may prohibit the payment of dividends from other than the insurance company’s earned surplus. If any of our insurance subsidiaries subject to the positive earned surplus requirement do not succeed in building up sufficient positive earned surplus to have ordinary dividend capacity in future years, such subsidiary would be unable to pay dividends or distributions to our holding company, in certain cases, absent prior approval of its domiciliary insurance regulator. For further information on state insurance laws related to payments of dividends, see “Business—Regulation—Insurance Regulation—Holding Company and Shareholder Dividend Regulation.”
From time to time, the NAIC and various state insurance regulators have considered, and may in the future consider, proposals to further limit dividend payments that an insurance company may make without regulatory approval. For example, the NYDFS enacted Regulation 213, which, absent management action, could materially and adversely affect the capacity of Equitable Financial to distribute dividends to Holdings. If more stringent restrictions on dividend payments are adopted by jurisdictions in which our insurance subsidiaries are domiciled, such restrictions could have the effect of significantly reducing dividends or other amounts payable to Holdings by its insurance subsidiaries without prior approval by regulatory authorities. The ability of our insurance subsidiaries to pay dividends or make other distributions is also limited by our need to maintain the financial strength ratings assigned to such subsidiaries by the rating agencies. These ratings depend to a large extent on the capitalization levels of our insurance subsidiaries.

A loss of, or significant change in, key product distribution relationships.
We distribute certain products under agreements with third-party distributors and other members of the financial services industry that are not affiliated with us. We compete with other financial institutions to attract and retain commercial relationships in each of these channels. An interruption or significant change in certain key relationships could materially and adversely affect our ability to market our products and could have a material adverse effect on our business, results of operation or financial condition. Distributors may elect to alter, reduce or terminate their distribution relationships with us, including for such reasons as changes in our distribution strategy, adverse developments in our business, adverse rating agency actions or concerns about market-related risks. Alternatively, we may terminate one or more distribution agreements due to, for example, a loss of confidence in, or a change in control of, one of the third-party distributors, which could reduce sales.
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
Risks Relating to Estimates, Assumptions and Valuations
Our risk management policies and procedures.
Our policies and procedures, including hedging programs, to identify, monitor and manage risks may not be adequate or fully effective. Many of our methods of managing risk and exposures are based upon our use of historical market behavior or statistics based on historical models. As a result, these methods may not predict future exposures, which could be significantly greater than the historical measures indicate. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that is publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record and verify large numbers of transactions and events. These policies and procedures may not be fully effective.
We employ various strategies to mitigate risks inherent in our business and operations. These risks include current or future changes in the fair value of our assets and liabilities, current or future changes in cash flows, the effect of interest rates, equity markets and credit spread changes, the occurrence of credit defaults and changes in mortality and longevity. We seek to control these risks by, among other things, entering into reinsurance contracts and through our hedging programs. Developing an effective strategy for dealing with these risks is complex, and no strategy can completely insulate us from such risks. Our hedging strategies also rely on assumptions and projections that may prove to be incorrect or prove to be inadequate. Accordingly, our hedging activities may not have the desired beneficial impact on our business, results of operations or financial condition. As U.S. GAAP accounting differs from the methods used to determine regulatory reserves and rating agency capital requirements, our hedging program tends to create earnings volatility in our U.S. GAAP financial statements. Further, the nature, timing, design or execution of our hedging transactions could actually increase our risks and losses. Our hedging strategies and the derivatives that we use, or may use in the future, may not adequately mitigate or offset the hedged risk and our hedging transactions may result in losses.
Our reserves could be inadequate and product profitability could decrease due to differences between our actual experience and management’s estimates and assumptions.
Our reserve requirements for our direct and reinsurance assumed business are calculated based on a number of estimates and assumptions, including estimates and assumptions related to future mortality, morbidity, longevity, persistency, interest rates, future equity performance, reinvestment rates, claims experience and policyholder elections (i.e., the exercise or non-exercise of rights by policyholders under the contracts). The assumptions and estimates used in connection with the reserve estimation process are inherently uncertain and involve the exercise of significant judgment. We review the appropriateness of reserves and the underlying assumptions at least annually and, if necessary, update our assumptions as additional information becomes available. We cannot, however, determine with precision the amounts that we will pay for, or the timing of payment of, actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level assumed prior to payment of benefits or claims. Our claim costs could increase significantly, and our reserves could be inadequate if actual results differ significantly from our estimates and assumptions. If so, we will be required to increase reserves or reduce DAC, which could materially and adversely impact our business, results of operations or financial condition. Future reserve increases in connection with experience updates could be material and adverse to the results of operations or financial condition of the Company. Future changes as a result of future assumptions reviews could require us to make material additional capital contributions to one or more of our insurance company subsidiaries or could otherwise materially and adversely impact our business, results of operations or financial condition and may negatively and materially impact our stock price.

Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. If actual persistency is significantly different from that assumed in our current reserving assumptions, our reserves for future policy benefits may prove to be inadequate. Although some of our variable annuity and life insurance products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability. Many of our variable annuity and life insurance products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract. Even if we are permitted under the contract to increase premiums or adjust other charges and credits, we may not be able to do so due to litigation, point of sale disclosures, regulatory reputation and market risk or due to actions by our competitors. In addition, the development of a secondary market for life insurance could adversely affect the profitability of existing business and our pricing assumptions for new business.
We may be required to accelerate the amortization of DAC.
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
Our financial models rely on estimates, assumptions and projections.
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
Subjectivity of the determination of the amount of allowances and impairments taken on our investments.
The determination of the amount of allowances and impairments varies by investment type and is based upon our evaluation of known and inherent risks associated with the respective asset class. Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as such evaluations are revised. There can be no assurance that management’s judgments, as reflected in our financial statements, will ultimately prove to be an accurate estimate of the actual diminution in realized value. Historical trends may not be indicative of future impairments or allowances. Additional impairments may need to be taken or allowances provided for in the future that could have a material adverse effect on our business, results of operations or financial condition. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our financial statements and the period-to-period changes in estimated fair value could vary significantly. Decreases in the estimated fair value of securities we hold may have a material adverse effect on our business, results of operations or financial condition.
Risks Relating to Our Investment Management and Research Business
AB’s revenues and results of operations depend on the market value and composition of AB’s AUM.
We derive most of our revenues related to AB’s business from investment advisory and services fees, which typically are calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of the account and the total amount of assets AB manages for a particular client. The value and composition of AB’s AUM can be adversely affected by several factors, including market factors, client preferences, AB’s investment performance, investing trends and service changes, including fee reductions. A decrease in the value of AB’s AUM, a decrease in the amount of AUM AB manages, an adverse mix shift in its AUM or a reduction in the level of fees AB charges would adversely affect AB’s investment advisory fees and revenues. A reduction in revenues, without a commensurate reduction in expenses, would adversely affect AB’s and our business, results of operations or financial condition.
The industry-wide shift from actively-managed investment services to passive services.
AB’s competitive environment has become increasingly difficult over the past decade, as active managers, which invest based on individual security selection, have, on average, consistently underperformed passive services, which invest based on market indices. In this environment, organic growth through positive net inflows is difficult to achieve for active managers, such as AB, and requires taking market share from other active managers. The significant shift from active services to passive services adversely affects Bernstein Research Services revenues as well. While global market trading volumes increased in 2020 due to higher market volatility, predominately relating to COVID, the broader trend in recent years has been declines, which we would expect to continue, fueled by the steady rise in active equity outflows and passive equity inflows. As a result, portfolio turnover has declined, and investors hold fewer shares that are actively traded by managers.
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
The revenues generated by Bernstein Research Services and AB’s broker-dealers may be adversely affected by circumstances beyond our control.
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
In addition, the failure or inability of any of AB’s broker-dealer’s significant counterparties to perform could expose AB to substantial expenditures and adversely affect its revenues. For example, SCB LLC, as a member of clearing and settlement organizations, would be required to settle open trades of any non-performing counterparty. This exposes AB to the mark-to-market adjustment on the trades between trade date and settlement date, which could be significant, especially during periods of severe market volatility. Lastly, AB’s ability to access liquidity in such situations may be limited by what its funding relationships are able to offer us at such times.
AB’s seed capital investments are subject to market risk.
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
AB uses various derivative instruments in conjunction with its seed hedging program. While in most cases broad market risks are hedged, AB’s hedges are imperfect, and some market risk remains. In addition, AB’s use of derivatives results in counterparty risk (i.e., the risk of exposure to credit-related losses in the event of non-performance by counterparties to these derivative instruments), regulatory risk (e.g., short selling restrictions) and cash/synthetic basis risk (i.e., the risk that underlying positions do not move identically to the related derivative instruments).

AB may not accurately value the securities it holds on behalf of its clients or its company investments.
In accordance with applicable regulatory requirements, contractual obligations or client direction, AB employs procedures for the pricing and valuation of securities and other positions held in client accounts or for company investments. AB has established a valuation committee, which oversees pricing controls and valuation processes. If market quotations for a security are not readily available, the valuation committee determines a fair value for the security. SEC requirements for valuations in respect to holdings by registered investment companies have recently changed, and compliance with the new requirements may involve costs and changes to existing processes.
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
The quantitative models AB uses in certain of its investment services may contain errors.
AB uses quantitative models in a variety of its investment services, generally in combination with fundamental research. These models are developed by senior quantitative professionals. AB’s model risk oversight committee oversees the model governance framework and associated model review activities, which are then executed by AB’s model risk team. However, due to the complexity and large data dependency of such models, it is possible that errors in the models could exist and AB’s controls could fail to detect such errors. Failure to detect errors could result in client losses and reputational damage.
AB may not successfully manage actual and potential conflicts of interest that arise in its business.
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
AB Holding is a “grandfathered” publicly traded partnership (“PTP”) for federal income tax purposes. In order to preserve AB Holding’s status as a “grandfathered” PTP for federal income tax purposes, management seeks to ensure that AB Holding does not directly or indirectly (through ABLP) enter into a substantial new line of business. A “new line of business” includes any business that is not closely related to AB’s historical business of providing research and diversified investment management and related services to its clients.
ABLP is a private partnership for federal income tax purposes and, accordingly, is not subject to federal and state corporate income taxes. In order to preserve ABLP’s status as a private partnership for federal income tax purposes, AB Units must not be considered publicly traded. If such units were to be considered readily tradable, ABLP would become subject to federal and state corporate income tax on its net income. If AB Holding and ABLP were to become subject to corporate income tax as set forth above, their net income and quarterly distributions to holders of their units would be materially reduced.

Legal and Regulatory Risks
We are heavily regulated.
We are heavily regulated, and regulators continue to increase their oversight over financial services companies. The adoption of new laws, regulations or standards and changes in the interpretation or enforcement of existing laws, regulations or standards have directly affected, and will continue to affect, our business, including making our efforts to comply more expensive and time-consuming. For additional information on regulatory developments and the risks we face, including the Dodd-Frank Act and regulation by the NAIC, see “Business—Regulation”.
Our retirement and protection business is subject to a complex and extensive array of state and federal tax, securities, insurance and employee benefit plan laws and regulations, which are administered and enforced by a number of different governmental and self-regulatory authorities, including, among others, state insurance regulators, state securities administrators, state banking authorities, the SEC, FINRA, the DOL and the IRS. Failure to administer our retirement and protections products in accordance with contract provisions or applicable law, or to meet any of these complex tax, securities or insurance requirements could subject us to administrative penalties imposed by a governmental or self-regulatory authority, unanticipated costs associated with remedying such failure or other claims, litigation, harm to our reputation or interruption of our operations.
Certain of our insurance subsidiaries are required to file periodic and other reports within certain time periods imposed by U.S. federal securities laws, rules and regulations. Failure to file such reports within the designated time period or failure to accurately report our financial condition or results of operations could require these insurance subsidiaries to curtail or cease sales of certain of our products or delay the launch of new products or new features, which could cause a significant disruption in the business of our insurance subsidiaries. If our affiliated and third-party distribution platforms are required to curtail or cease sales of our products, we may lose shelf space for our products indefinitely, even once we are able to resume sales.
We currently use captive reinsurance subsidiaries. Any regulatory action that limits our ability to achieve desired benefits from the use of or materially increases our cost of using captive reinsurance and applies retroactively, without grandfathering provisions for existing captive variable annuity reinsurance entities, could have a material adverse effect on our financial condition or results of operations.
Virtually all aspects of our investment management and research business are subject to federal and state laws and regulations, rules of securities regulators and exchanges, and laws and regulations certain foreign jurisdictions in which we conduct business. If we violate these laws or regulations, we could be subject to civil liability, criminal liability or sanction, including restriction or revocation of our professional licenses or registrations, revocation of the licenses of our employees, censures, fines, or temporary suspension or permanent bar from conducting business. Any such liability or sanction could have a material adverse effect on our business, results of operations or financial condition. A regulatory proceeding could require substantial expenditures of time and money, trigger termination or default rights under contracts to which we are a party and could potentially damage our reputation.
Changes in U.S. tax laws and regulations or interpretations thereof.
Changes in tax laws and regulations or interpretations of such laws, including U.S. tax reform, could increase our corporate taxes and reduce our earnings. Changes may increase our effective tax rate or have implications that make our products less attractive to consumers. Tax authorities may enact laws, change regulations to increase existing taxes, or add new types of taxes and authorities who have not imposed taxes in the past, may impose additional taxes. Any such changes may harm our business, results of operations or financial condition.
Legal proceedings and regulatory actions.
A number of lawsuits and regulatory inquiries have been filed or commenced against us and other financial services companies in the jurisdictions in which we do business. Some of these matters have resulted in the award of substantial fines and judgments, including material amounts of punitive damages, or in substantial settlements. We face a significant risk of, and from time to time we are involved in, such actions and proceedings, including class action lawsuits. The frequency of large damage awards, including large punitive damage awards and regulatory fines that bear little or no relation to actual economic damages incurred, continues to create the potential for an unpredictable judgment in any given matter. In addition, investigations or examinations by federal and state regulators and other governmental and self-regulatory agencies could result in legal proceedings (including securities class actions and stockholder derivative litigation), adverse publicity, sanctions, fines and other costs. A substantial legal liability or a significant federal, state or other regulatory action against us, as well as regulatory inquiries or investigations, may divert management’s time and attention, could create adverse publicity and harm our reputation, result in material fines or penalties, result in significant expense, including legal and settlement costs, and otherwise have a material adverse effect on our business, results of operations or financial condition. For information regarding legal proceedings pending against us, see Note 17 of the Notes to the Consolidated Financial Statements.
Risks Relating to Our Common Stock
Certain provisions in our amended and restated certificate of incorporation and amended and restated by-laws.
Our amended and restated certificate of incorporation and our amended and restated by-laws include a number of provisions that may discourage, delay or prevent a change in our management or prevent a takeover attempt that stockholders may consider favorable. These provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered in a takeover context or may even adversely affect the price of our common stock if the provisions discourage takeover attempts. Our amended and restated certificate of incorporation and amended and restated by-laws may also make it difficult for stockholders to replace or remove our management.
We have designated a sole and exclusive forum for certain litigation that may be initiated by our stockholders.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is, to the fullest extent permitted by law, be the sole and exclusive forum for a number of actions. Notwithstanding the foregoing, the exclusive provision shall not preclude or contract the scope of exclusive federal or concurrent jurisdiction for actions brought under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, or the respective rules and regulations promulgated thereunder.
General Risks
Competition from other insurance companies, banks, asset managers and other financial institutions.
We face strong competition from others offering the types of products and services we provide. It is difficult to provide unique retirement and protection or asset management products because, once such products are made available to the public, they often are reproduced and offered by our competitors. If competitors charge lower fees for similar products or services, we may decide to reduce the fees on our own products or services in order to retain or attract customers.
Competition may adversely impact our market share and profitability. Many of our competitors are large and well-established and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have greater financial resources, have higher claims-paying or credit ratings, have better brand recognition or have more established relationships with clients than we do. We also face competition from new market entrants or non-traditional or online competitors, many of whom are leveraging digital technology that may challenge the position of traditional financial service companies. Due to the competitive nature of the financial services industry, there can be no assurance that we will continue to effectively compete within the industry or that competition will not materially and adversely impact our business, results of operations or financial condition.
Our information systems may fail or their security may be compromised.
Our business is highly dependent upon the effective operation of our information systems and those of our vendors. Our information systems and those of our vendors and service providers may be vulnerable to physical or cyber-attacks, computer viruses and malicious code, or other computer related attacks, programming errors and similar disruptive problems which may not be immediately detected. The failure of these systems could cause significant interruptions to our operations, which could result in a material adverse effect on our business, results of operations or financial condition or reputational harm. In addition, a failure of these systems could lead to the possibility of litigation or regulatory investigations or actions, including regulatory actions by state and federal governmental authorities.
Protecting our intellectual property.
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
Part I, Item 1B.

UNRESOLVED STAFF COMMENTS
None.

Part I, Item 2.
PROPERTIES
Our principal executive offices at 1290 Avenue of the Americas, New York, New York are occupied pursuant to a lease that extends to 2023. We have entered into a 15-year lease agreement in New York, New York at 1345 Avenue of the Americas that is expected to commence in 2023. We also have the following significant office space leases in Syracuse, NY, under a lease that expires in 2023; Jersey City, NJ, under a lease that expires in 2023, and Charlotte, NC, under a lease that expires in 2028.
AB’s principal executive offices at 1345 Avenue of the Americas, New York, New York are occupied pursuant to a lease expiring in 2024. In addition, AB leases office space in White Plains, NY under a lease expiring in 2021. AB entered into a 20-year lease agreement in New York, New York at 66 Hudson Boulevard that is expected to commence in 2024. During the fourth quarter of 2020, AB exercised an option to reduce its committed footprint on this lease by half a floor. AB entered into short-term leases for office space in Nashville, TN, during the construction of its new corporate headquarters at 501 Commerce Street. The 501 Commerce Street lease is a 15-year lease that commenced in the fourth quarter of 2020. AB also leases space in San Antonio, TX under a lease expiring in 2029 with options to extend through 2039. In addition, AB leases significant space in 23 other cities in the United States and AB’s subsidiaries lease space in 30 cities outside the United States, the most significant of which are in London and Hong Kong.

Part I, Item 3.

LEGAL PROCEEDINGS

For information regarding certain legal proceedings pending against us, see Note 17 of the Notes to the Consolidated Financial Statements. See “Risk Factors—Legal and Regulatory Risks—Legal proceedings and regulatory actions.”

Part I, Item 4.

MINE SAFETY DISCLOSURES
Not Applicable.

Part II, Item 5.
MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General
Our common stock, par value $0.01 per share, began trading on the NYSE under the symbol “EQH” on May 10, 2018. As of January 31, 2021, there were eight shareholders of record, which differs from the number of beneficial owners of our common stock.
Dividends
The declaration, payment and amount of future dividends is subject to the discretion of our Board of Directors and depends on our financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by Holdings’ insurance subsidiaries and other factors deemed relevant by the Board. The payment of dividends will be substantially restricted in the event that we do not declare and pay (or set aside) dividends on the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, for the last proceeding dividend period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividends Declared and Paid” for further information regarding common stock dividends.
Purchases of Equity Securities by the Issuer

The following table summarizes Holdings’ repurchases of its common stock during the three months ended December 31, 2020.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Program (1)
Month #1 (October 1-31)	—	$—	—	$270,431,173
Month #2 (November 1-30)	4,011,608	$24.93	4,011,608	$170,438,612
Month #3 (December 1-31)	—	$—	—	$170,438,612
Total	4,011,608	$24.93	4,011,608	$170,438,612

_____________
(1)On February 26, 2020, Holdings’ Board of Directors authorized an increase of $600 million to the capacity of its existing $400 million share repurchase program. On October 23, 2020, Holdings’ Board of Directors authorized an incremental $500 million of share repurchase in 2021, subject to the close of the Venerable Transaction.
Holdings may choose to suspend or discontinue the repurchase program at any time. The repurchase program does not obligate Holdings to purchase any particular number of shares. During the three months ended December 31, 2020, the Company repurchased approximately 4 million shares of its common stock through open market transactions, at a total cost of approximately $100 million. The repurchased common stock was recorded as treasury stock in the consolidated balance sheets.
Stock Performance Graph
The graph and table below present Holdings’ cumulative total shareholder return relative to the performance of: (1) the Standard & Poor’s 500 Index; (2) the Standard & Poor’s 500 Insurance Index; and (3) the Standard & Poor’s 500 Financials Index, respectively, for the year ended December 31, 2020, commencing May 14, 2018 (our initial day of “regular-way” trading on the NYSE). All values assume a $100 initial investment in the Holdings’ common stock on the NYSE and data for each of the Standard & Poor’s 500 Index, the Standard & Poor’s 500 Insurance Index and the Standard & Poor’s 500 Financials Index assume all dividends were reinvested on the date paid. The points on the graph and the values in the table represent quarter-end values based on the last trading day of each quarter. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Cumulative Total Return
Based upon an initial investment of $100 on May 14, 2018
Equitable Holdings, Inc.
S&P 500
S&P 500 Financials
S&P 500 Insurance
$160
$140
$120
$100
$80
$60
Index Value
May 14, 2018
Jun 30, 2018
Sep 30, 2018
Dec 31, 2018
Mar 31, 2019
Jun 30, 2019
Sep 30, 2019
Dec 31, 2019
Mar 31, 2020
Jun 30, 2020
Sep 30, 2020
Dec 31, 2020
Period Ending

	May 14, 2018	Jun 30, 2018	Sep 30, 2018	Dec 31, 2018	Mar 31, 2019	Jun 30, 2019	Sep 30, 2019	Dec 31, 2019	Mar 31, 2020	Jun 30, 2020	Sep 30, 2020	Dec 31, 2020
Equitable Holdings, Inc.	$100.00	$96.35	$100.86	$78.71	$95.93	$100.28	$107.11	$120.53	$70.48	$94.93	$90.47	$127.79
S&P 500	$100.00	$99.93	$107.63	$93.08	$105.79	$110.34	$112.21	$122.39	$98.30	$118.49	$129.07	$144.74
S&P 500 Financials	$100.00	$94.40	$98.51	$85.59	$92.92	$100.35	$102.37	$113.09	$85.03	$97.50	$100.52	$118.38
S&P 500 Insurance	$100.00	$95.88	$102.59	$91.70	$103.47	$115.60	$117.15	$118.64	$76.98	$86.37	$90.21	$111.13

Part II, Item 6.
Not applicable.
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
We manage our business through four segments: Individual Retirement, Group Retirement, Investment Management and Research, and Protection Solutions. We report certain activities and items that are not included in these segments in Corporate and Other. See Note 19 of the Notes to the Consolidated Financial Statements for further information on our segments
We benefit from our complementary mix of businesses. This business mix provides diversity in our earnings sources, which helps offset fluctuations in market conditions and variability in business results, while offering growth opportunities.
Reinsurance of Legacy Variable Annuity Block and Sale of Runoff Variable Annuity Reinsurance Entity
On October 27, 2020, Holdings entered into an MTA with VIAC pursuant to which, among other things, VIAC will acquire all of the shares of the capital stock of CS Life. Prior to the closing, CS Life will affect the recapture of all of the business that is currently ceded to CS Life RE and sell 100% of the common stock of CS Life RE to an affiliate.
Immediately following the sale of CS Life, CS Life and Equitable Financial will enter into a coinsurance and modified coinsurance agreement (the “Reinsurance Agreement”), pursuant to which Equitable Financial will cede to CS Life, on a combined coinsurance and modified coinsurance basis, legacy variable annuity policies sold by Equitable Financial in 2006-2008 (the “Block”). The Block is comprised of non-New York “Accumulator” policies containing fixed rate GMIB and/or GMDB guarantees. CS Life will deposit assets supporting the general account liabilities relating to the Block into a trust account for the benefit of Equitable Financial, to secure its obligations to Equitable Financial under the Reinsurance Agreement. Equitable Financial will reinsure the separate accounts relating to the Block on a modified coinsurance basis. At closing, VIAC will contribute additional assets to the trust such that trust assets will exceed the liabilities they secure. Venerable will provide a holding company guarantee of CS Life’s obligation to Equitable Financial under the Reinsurance Agreement. In addition, the investment of assets in the trust account will be subject to investment guidelines and certain capital adequacy related triggers will strengthen the requirements of the trust. The Reinsurance Agreement also contains additional counterparty risk management and mitigation provisions.
As part of the transaction, the Company is in discussions to acquire a 9.9% equity interest in Venerable’s parent holding company, VA Capital Company LLC, which may include a board seat, subject to reaching an agreement on the terms of the investment.
Based on estimates as of June 30, 2020, the Company expects to realize approximately $1.2 billion in value from the transaction, which includes an anticipated capital release of approximately $800 million, a positive ceding commission in respect of the Block reinsurance transaction and consideration payable by VIAC for the acquisition of CS Life totaling approximately $300 million, subject to adjustment, and approximately $100 million in tax benefits. Equitable Financial will also acquire a surplus note in aggregate principal amount of $50 million issued by VIAC.
Under the terms of the MTA, at closing of the transactions, ABLP will enter into an investment advisory agreement with CS Life pursuant to which ABLP will serve as the preferred investment manager for approximately 80%, relative to assets currently managed by ABLP, of the general account assets transferred to the trust account for, subject to certain provisions, a minimum of five years. Equitable Financial will continue to administer the Block.
The transaction is expected to close in the second quarter of 2021. The consummation of the closing under the MTA is subject to the satisfaction or waiver of customary closing conditions specified in the MTA, including, among other things, (i) the receipt of required regulatory approvals, without imposing a burdensome condition, (ii) the expiration or termination of the applicable waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) absence of a material adverse effect on Venerable (in the case of the Company) or CS Life (in the case of Venerable and VIAC), in each case subject to certain exceptions and qualifications.
COVID-19 Impact
The COVID-19 pandemic has negatively impacted the U.S. and global economies. Financial markets continue to experience significant volatility and unemployment levels remain high. The pandemic continues to evolve in the U.S., and while certain states and municipalities have re-opened, others are pausing re-opening plans or reinstating lockdowns due to surges in COVID-19 cases. States and municipalities have instituted varying plans for in-person instruction at schools, but surging national infection rates and the possibility of a localized outbreak create uncertainty and threaten continued in-person instruction. The effects from the pandemic are likely to persist for months to come. Governments around the world continue to implement economic stimulus measures that are intended to steady businesses and consumers until economic activity and financial markets meaningfully recover. The timing and magnitude of any such recovery, however, remains highly uncertain.
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
In response to the current environment, we are adapting our processes to meet client needs. For example, we have modified our underwriting policies to offer a fluid-less, touchless process to help more clients access the protection they need. In addition, we have accelerated our digital adoption programs, leading to improved outcomes for clients, advisors, and the Company. With full-time return to schools across the country uncertain, we have developed digital tools and enhanced our remote engagement with our educator clients, which is resulting in improved retention and increases in retirement plan contributions.
Action taken by state insurance departments, including the NYDFS, to require insurers to offer flexible premium payment plans, relax payment dates, waive late fees and penalties in order to avoid canceling or non-renewing polices may negatively affect our results of operations. Additionally, the profitability of many of our retirement, protection and investment products depends in part on the value of the AUM supporting them, which could decline substantially depending on any of the foregoing conditions. The ongoing economic impact and the potential for continued volatility and declines in the capital markets could have a significant adverse effect on our business, results of operations and financial condition, particularly if economic activity and financial markets do not recover or recover slowly.
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
While the COVID-19 pandemic has negatively impacted our business and financial results, the extent and nature of its full financial impact cannot reasonably be estimated at this time due to developments that are highly uncertain, including the severity and duration of the pandemic, actions taken by governmental authorities and other third parties in response to the pandemic and the availability and efficacy of vaccines against COVID-19. For additional information regarding the potential impacts of the COVID-19 pandemic, see “Risk Factors—Risks Relating to Conditions in the Financial Markets and Economy—The coronavirus (COVID-19) pandemic.”

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
•Variable annuity hedging programs. We use a dynamic hedging program (within this program, generally, we reevaluate our economic exposure at least daily and rebalance our hedge positions accordingly) to mitigate certain risks associated with the GMxB features that are embedded in our liabilities for our variable annuity products. This program utilizes various derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in GMxB features’ exposures attributable to movements in the equity markets and interest rates. Although this program is designed to provide a measure of economic protection against the impact of adverse market conditions, it does not qualify for hedge accounting treatment. Accordingly, changes in value of the derivatives will be recognized in the period in which they occur with offsetting changes in reserves partially recognized in the current period, resulting in net income volatility. In addition to our dynamic hedging program, we have a hedging program using static hedge positions (derivative positions intended to be HTM with less frequent re-balancing) to protect our statutory capital against stress scenarios. This program in addition to our dynamic hedge program has increased the size of our derivative positions, resulting in an increase in net income volatility. The impacts are most pronounced for variable annuity products in our Individual Retirement segment.
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
Assumption Updates and Model Changes
We conduct our annual review of our assumptions and models during the third quarter of each year. We also update our assumptions as needed in the event we become aware of economic conditions or events that could require a change in assumptions that we believe may have a significant impact to the carrying value of product liabilities and assets and consequently materially impact our earnings in the period of the change.
Impact of Assumption Updates and Model Changes on Income from Continuing Operations before income taxes and Net income (loss)
The table below presents the impact of our actuarial assumption updates during 2020, 2019, and 2018 to our Income (loss) from continuing operations, before income taxes and Net income (loss). Amounts for 2020 reflect the impact of both the annual review and the first quarter update, which is described following the table.

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Impact of assumption updates on Net income (loss):
Variable annuity product features related assumption updates	$(1,531)	$(1,467)	$(366)
All other assumption updates	(1,060)	76	206
Impact of assumption updates on Income (loss) from continuing operations, before income tax	(2,591)	(1,391)	(160)
Income tax (expense) benefit on assumption updates	544	292	29
Net income (loss) impact of assumption updates	$(2,047)	$(1,099)	$(131)
2020 Assumption Updates
Our annual review in 2020 resulted in the removal of the credit risk adjustment from our fair value scenario calibration to reflect our revised view of market participant practices, offset by updates to our mortality and policyholder behavior assumptions to reflect emerging experience.
In 2020, in addition to the annual review, we updated our assumptions in the first quarter due to the extraordinary economic conditions driven by the COVID-19 pandemic. The first quarter update included an update to the interest rate assumption to grade from the current interest rate environment at that time to an ultimate five-year historical average over a 10-year period.  As such, the 10-year U.S. Treasury yield grades from the current level to an ultimate 5-year average of 2.25%.
The low interest rate environment and update to the interest rate assumption caused a loss recognition event to our life interest-sensitive products, as well as to certain run-off business. This loss recognition event caused an acceleration of DAC amortization on the life interest-sensitive products and an increase in the premium deficiency reserve on the run-off business in the first quarter of 2020.
The net impact of assumption changes during 2020 was an increase in policy charges and fee income of $23 million, an increased policyholders’ benefits by $1.6 billion, decreased interest credited to policyholders’ account balances by $1 million, increased net derivative gains (losses) by $112 million and increased amortization of DAC by $1.1 billion. This resulted in a decrease in income (loss) from operations, before income taxes of $2.6 billion and decreased net income (loss) by $2.0 billion. The 2020 impacts related to assumption updates were primarily driven by the first quarter updates.
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
The net impact of these assumption updates on income (loss) from continuing operations, before income taxes of $1.4 billion consisted of an increase in policy charges and fee income of $3 million, an increase in policyholders’ benefits of $875 million, a decrease in interest credited to policyholders’ account balances of $13 million, a decrease in net derivative gains (losses) of $578 million and a decrease in the amortization of DAC of $46 million.

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
The assumption changes during 2018 consisted of a decrease in policy charges and fee income of $24 million, a decrease in policyholders’ benefits of $673 million, an increase in net derivative gains (losses) of $1.1 billion, and a decrease in the amortization of DAC of $286 million.
2020 Model Changes
In the first quarter of 2020, we adopted a new economic scenario generator to calculate the fair value of the GMIB reinsurance contract asset and GMxB derivative features liability, eliminating reliance on AXA for scenario production. The new economic scenario generator allows for a tighter calibration of U.S. indices, better reflecting our actual portfolio. The net impact of the new economic scenario generator resulted in an increase in income (loss) from continuing operations, before income taxes of $201 million, and an increase to net income (loss) of $159 million for the year ended December 31,2020. There were no other model changes that made a material impact to our income (loss) from continuing operations, before income taxes or net income (loss).
2019 and 2018 Model Changes
There was no material impact to our income (loss) from continuing operations, before income taxes or net income (loss) from model changes during 2019 and 2018
Impact of Assumption Updates and Model Changes on Pre-tax Non-GAAP Operating Earnings
The table below presents the impact on pre-tax Non-GAAP operating earnings of our actuarial assumption updates during 2020, 2019 and 2018 by segment and Corporate and Other:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Impact of assumption updates by segment:
Individual Retirement	$(28)	$104	$59
Group Retirement	(3)	3	43
Protection Solutions	4	(4)	107
Impact of assumption updates on Corporate and Other	(12)	(27)	(3)
Total impact on pre-tax Non-GAAP operating earnings	$(39)	$76	$206

2020 Assumption Updates
The impact of our 2020 annual review on Non-GAAP operating earnings was unfavorable by $39 million before taking into consideration the tax impacts or $31 million after tax. For the Individual Retirement segment, the impacts primarily reflect higher surrenders at the end of the surrender charge period on Retirement Cornerstone policies. The impact of our 2020 annual review was not material for our Group Retirement and Protection Solutions segments.
The net impact of assumption changes on Non-GAAP operating earnings in 2020 decreased policy charges and fee income by $23 million, increased policyholder’ benefits by $46 million, increased interest credited to policyholders’ account balances by $5 million and decreased amortization of DAC by $35 million. Non-GAAP operating earnings excludes items related to variable annuity product features and impact of COVID-19, such as changes in the fair value of the embedded derivatives associated with the GMIBNLG liability, the effect of benefit ratio unlock adjustments and the impact of COVID-19, including impact from the first quarter interest rate assumption update.
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
•For the Individual Retirement segment, the impacts primarily reflect favorable updates to DAC amortization from primarily lower annuitization assumptions and other policyholder behavior updates.
•For the Group Retirement segment, the impacts primarily reflect a favorable update reflecting lower withdrawal rates.
•For the Protection Solutions segment, the results primarily reflect favorable updates to surrender rates, expenses and General Account investment yields, partially offset by an increase in mortality assumptions. As a result of these changes, the variable and interest sensitive products in the Protection Solutions segment are no longer in loss recognition.
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
The table below presents COVID-19 pandemic related impacts on Income (loss) from continuing operations, before income taxes by segment and Corporate and Other, and the COVID-19 pandemic related adjustments included in the reconciliation of Net Income (loss) attributable to Holdings to Non-GAAP Operating Earnings:

	Year Ended December 31, 2020
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
Financial and Economic Environment
A wide variety of factors continue to impact global financial and economic conditions. These factors include, among others, concerns over economic growth in the United States, continued low interest rates, including following the sharp decline in the first quarter of 2020, and significant volatility in financial markets and continued high unemployment levels as a result of the COVID-19 pandemic.
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
For a discussion on derivatives we used to hedge interest rates, see Note 4 of the Notes to the Consolidated Financial Statements in this Form 10-K.
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
We estimate that the aggregate amount of the one-time expenses described above will be approximately $700 million. Through December 31, 2020, a total of $640 million has been incurred, of which $108 million, $222 million, and $213 million was incurred in 2020, 2019 and 2018, respectively.
Productivity Strategies
Retirement and Protection Businesses
We continue to build upon our productivity improvements. Our productivity strategy includes several initiatives, including relocating some of our real estate footprint away from the New York metropolitan area, replacing or updating less efficient legacy technology infrastructure and expanding existing outsourcing arrangements, which we believe will reduce costs and improve productivity. .
We anticipate that the savings from these initiatives will offset any incremental ongoing expenses that we incur as a standalone company, and we expect these initiatives to improve our operating leverage. During 2020 we achieved our run rate productivity expense target of $75 million pre-tax per annum net of reinvestment in the business announced at the time of our IPO.
Investment Management and Research Business
AB has announced that it will establish its corporate headquarters in and relocate approximately 1,250 jobs located in the New York metro area to Nashville, Tennessee. Beginning in 2025, AB estimates ongoing annual expense savings at the higher end of the range of $75 million to $80 million which will result from a combination of occupancy and compensation-related savings.
Key Operating Measures
In addition to our results presented in accordance with U.S. GAAP, we report Non-GAAP operating earnings, Non-GAAP operating ROE, Non-GAAP operating ROC by segment for our Individual Retirement, Group Retirement and Protection Solutions segments, and Non-GAAP operating common EPS, each of which is a measure that is not determined in accordance with U.S. GAAP. Management principally uses these non-GAAP financial measures in evaluating performance because they present a clearer picture of our operating performance and they allow management to allocate resources. Similarly, management believes that the use of these Non-GAAP financial measures, together with relevant U.S. GAAP measures, provide investors with a better understanding of our results of operations and the underlying profitability drivers and trends of our business. These non-GAAP financial measures are intended to remove from our results of operations the impact of market changes (where there is mismatch in the valuation of assets and liabilities) as well as certain other expenses which are not part of our underlying profitability drivers or likely to re-occur in the foreseeable future, as such items fluctuate from period-to-period in a manner inconsistent with these drivers. These measures should be considered supplementary to our results that are presented in accordance with U.S. GAAP and should not be viewed as a substitute for the U.S. GAAP measures. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way we calculate such measures. Consequently, our non-GAAP financial measures may not be comparable to similar measures used by other companies.
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
The table below presents a reconciliation of net income (loss) attributable to Holdings to Non-GAAP operating earnings for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Net income (loss) attributable to Holdings	$(648)	$(1,764)	$1,855
Adjustments related to:
Variable annuity product features (1)	3,912	4,863	(63)
Investment (gains) losses	(744)	(73)	86
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	109	99	215
Other adjustments (2) (3)	952	395	301
Income tax expense (benefit) related to above adjustments (4)	(888)	(1,097)	(125)
Non-recurring tax items (5)	(391)	(66)	(73)
Non-GAAP operating earning	$2,302	$2,357	$2,196
___________
(1)Includes COVID-19 impact on Variable annuity product features due to a first quarter 2020 assumption update of $1.5 billion and other COVID-19 related impacts of $35 million for the year ended December 31, 2020.
(2)Includes COVID-19 impact on Other adjustments due to a first quarter 2020 assumption update of $1.0 billion and other COVID-19 related impacts of $86 million for the year ended December 31, 2020.
(3)Other adjustments includes separation costs of $108 million, $222 million and $213 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(4)Includes income taxes of $(554) million for the above related COVID-19 items for the year ended December 31, 2020.
(5)Includes a reduction in the reserve for uncertain tax positions resulting from the completion of an IRS examination in the year ended December 31, 2020.
Non-GAAP Operating ROE and Non-GAAP Operating ROC by Segment
We report Non-GAAP Operating ROE and Non-GAAP Operating ROC by segment for our Individual Retirement, Group Retirement and Protection Solutions segments, each of which is a Non-GAAP financial measure used to evaluate our profitability on a consolidated basis and by segment, respectively.
We calculate Non-GAAP Operating ROE by dividing Non-GAAP operating earnings for the previous twelve calendar months by consolidated average equity attributable to Holdings’ common shareholders, excluding AOCI. We calculate Non-GAAP Operating ROC by segment by dividing Operating earnings (loss) on a segment basis for the previous twelve calendar months by average capital on a segment basis, excluding AOCI, as described below. AOCI fluctuates period-to-period in a manner inconsistent with our underlying profitability drivers as the majority of such fluctuation is related to the market volatility of the unrealized gains and losses associated with our AFS securities.
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
For Non-GAAP Operating ROC by segment, capital components pertaining directly to specific segments such as DAC along with targeted capital are directly attributed to these segments. Targeted capital for each segment is established using assumptions supporting statutory capital adequacy levels, reflecting the NAIC RBC framework adopted as of year end 2019. To enhance the ability to analyze these measures across periods, interim periods are annualized. Non-GAAP Operating ROE and Non-GAAP Operating ROC by segment should not be used as substitutes for ROE.

The following table presents return on average equity attributable to Holdings’ common shareholders, excluding AOCI and Non-GAAP Operating ROE for the year ended December 31, 2020.

Year Ended December 31, 2020
(in millions)
Net income (loss) available to Holdings’ common shareholders	$(701)
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$13,000
Return on average equity attributable to Holdings’ common shareholders, excluding AOCI	(5.4)%

Non-GAAP operating earnings available to Holdings’ common shareholders	$2,249
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$13,000
Non-GAAP Operating ROE	17.3%

The following table presents Non-GAAP Operating ROC by segment for our Individual Retirement, Group Retirement and Protection Solutions segments for the years ended December 31, 2020, 2019 and 2018.

	Individual Retirement	Group Retirement	Protection Solutions
	(in millions)
Year Ended December 31, 2020
Operating earnings	$1,536	$491	$146
Average capital (1)	$6,352	$1,073	$2,170
Non-GAAP Operating ROC	24.2%	45.8%	6.7%

Year Ended December 31, 2019
Operating earnings	$1,598	$390	$336
Average capital (1)	$7,357	$1,333	$2,998
Non-GAAP Operating ROC	21.7%	29.3%	11.2%

Year Ended December 31, 2018
Operating earnings	$1,552	$389	$207
Average capital (1)	$6,916	$1,227	$2,658
Non-GAAP Operating ROC	22.4%	31.7%	7.8%
_____________
(1)For average capital amounts by segment, capital components pertaining directly to specific segments such as DAC along with targeted capital are directly attributed to these segments. Targeted capital for each segment is established using assumptions supporting statutory capital adequacy levels (including CTE98).
Non-GAAP Operating Common EPS
Non-GAAP operating common EPS is calculated by dividing Non-GAAP operating earnings by diluted common shares outstanding. The following table sets forth Non-GAAP operating common EPS for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020	2019	2018
	(per share amounts)
Net income (loss) attributable to Holdings	$(1.44)	$(3.57)	$3.33
Less: Preferred stock dividends	0.12	—	—
Net income (loss) available to Holdings’ common shareholders	$(1.56)	$(3.57)	$3.33
Adjustments related to:
Variable annuity product features (1)	8.68	9.85	(0.11)
Investment (gains) losses	(1.65)	(0.15)	0.15
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	0.24	0.20	0.39
Other adjustments (2) (3)	2.12	0.80	0.54
Income tax expense (benefit) related to above adjustments (4)	(1.97)	(2.22)	(0.22)
Non-recurring tax items (5)	(0.87)	(0.13)	(0.13)
Non-GAAP operating earnings	$4.99	$4.78	$3.95
______________
(1)Includes COVID-19 impact on Variable annuity product features due to a first quarter 2020 assumption update of $3.26 and other COVID-19 related impacts of $0.08 for the year ended December 31, 2020.
(2)Includes COVID-19 impact on Other adjustments due to a first quarter 2020 assumption update of $2.33 and other COVID-19 related impacts of $0.19 for the year ended December 31, 2020.
(3)Other adjustments includes separation costs of $0.24, $0.45 and $0.38 for the years ended December 31, 2020, 2019 and 2018, respectively.
(4)Includes income taxes of $(1.23) for the above related COVID-19 items for the year ended December 31, 2020.
(5)Includes a reduction in the reserve for uncertain tax positions resulting from the completion of an IRS examination in the year ended December 31, 2020.

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
Account Value
AV generally equals the aggregate policy account value of our retirement products. General Account AV refers to account balances in investment options that are backed by the General Account while Separate Accounts AV refers to Separate Accounts investment assets
Protection Solutions Reserves
Protection Solutions reserves equals the aggregate value of policyholders’ account balances and future policy benefits for policies in our Protection Solutions segment.
Consolidated Results of Operations
Our consolidated results of operations are significantly affected by conditions in the capital markets and the economy because we offer market sensitive products. These products have been a significant driver of our results of operations. Because the future claims exposure on these products is sensitive to movements in the equity markets and interest rates, we have in place various hedging and reinsurance programs that are designed to mitigate the economic risk of movements in the equity markets and interest rates. The volatility in net income attributable to Holdings for the periods presented below results from the mismatch between: (i) the change in carrying value of the reserves for GMDB and certain GMIB features that do not fully and immediately reflect the impact of equity and interest market fluctuations; (ii) the change in fair value of products with the GMIB feature that have a no-lapse guarantee; and (iii) our hedging and reinsurance programs.

Ownership and Consolidation of AllianceBernstein
Our indirect, wholly-owned subsidiary, AllianceBernstein Corporation, is the General Partner of AB. Accordingly, AB’s results are fully reflected in our consolidated financial statements.
Our blended economic interest in AB was approximately 65%, 65% and 61% for the years ended December 31, 2020, 2019 and 2018, respectively.

Consolidated Results of Operations
The following table summarizes our consolidated statements of income (loss) for the years ended December 31, 2020, 2019 and 2018:
Consolidated Statement of Income (Loss)

	Year Ended December 31,
	2020	2019	2018
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$3,735	$3,778	$3,834
Premiums	997	1,147	1,094
Net derivative gains (losses)	(1,722)	(4,012)	(250)
Net investment income (loss)	3,477	3,699	2,693
Investment gains (losses), net:
Credit losses on Available for Sale debt securities and loans	(58)	—	(42)
Other investment gains (losses), net	802	73	(44)
Total investment gains (losses), net	744	73	(86)
Investment management and service fees	4,608	4,380	4,268
Other income	576	554	516
Total revenues	12,415	9,619	12,069

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	5,326	4,385	2,856
Interest credited to policyholders’ account balances	1,222	1,263	1,067
Compensation and benefits	2,096	2,081	2,079
Commissions and distribution-related payments	1,351	1,242	1,165
Interest expense	200	221	231
Amortization of deferred policy acquisition costs	1,613	597	371
Other operating costs and expenses	1,700	1,890	1,810
Total benefits and other deductions	13,508	11,679	9,579
Income (loss) from continuing operations, before income taxes	(1,093)	(2,060)	2,490
Income tax (expense) benefit	744	593	(301)
Net income (loss)	(349)	(1,467)	2,189
Less: Net income (loss) attributable to the noncontrolling interest	299	297	334
Net income (loss) attributable to Holdings	$(648)	$(1,764)	$1,855
Less: Preferred stock dividends	53	—	—
Net income (loss) available to Holdings’ common shareholders	$(701)	$(1,764)	$1,855

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$(1.56)	$(3.57)	$3.33
Diluted	$(1.56)	$(3.57)	$3.33
Weighted average common shares outstanding (in millions):
Basic	450.4	493.6	556.4
Diluted	450.4	493.6	556.5

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Non-GAAP operating earnings	$2,302	$2,357	$2,196

The following table summarizes our Non-GAAP operating earnings per common share for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018

Non-GAAP operating earnings per common share:
Basic	$4.99	$4.78	$3.95
Diluted	$4.99	$4.78	$3.95

The following discussion compares the results for the year ended December 31, 2020 to the year ended December 31, 2019.
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Net Income Attributable to Holdings
Net income (loss) attributable to Holdings improved by $1.1 billion, to a net loss of $648 million for the year ended December 31, 2020 from a net loss of $1.8 billion for the year ended December 31, 2019. The following notable items were the primary drivers for the change in net income (loss):
Favorable items included:

•Net derivative losses decreased by $2.3 billion mainly reflecting fewer losses during the year primarily driven by a decline in interest rates and to a lesser extent due to lower equity market appreciation in 2020 when compared to 2019.
•Net investment gains increased by $671 million primarily due to rebalancing the General Account investment portfolio during 2020.
•Other operating costs and expenses decreased by $190 million primarily driven by lower separation costs, productivity initiatives as described in the “Productivity Strategies” section of this MD&A, and COVID-19 related expense savings.
•The income tax benefit increased by $151 million primarily driven by a financial statement benefit from the close of an IRS audit in 2020, partially offset by a lower pre-tax net loss.
•Fee-type revenue increased by $57 million driven by higher base fees and distribution revenues in our Investment Management & Research segment as a result of higher average AUM, and higher Bernstein Research Services revenues. The increase was partially offset by lower revenues from our Protection Solutions segment due to the loss of premiums as a result of the sale of USFL and MLICA, an increase in unearned revenue liability driven by assumption updates and model changes, lower gross premiums on traditional products due to 10 year Term lapses, and higher ceded premiums related to a new reinsurance treaty entered in 2020. Fee-type revenue also decreased in our Individual Retirement segment due to lower average Separate Accounts AV in 2020 compared to 2019 as a result of the sharp decline in equity markets in the first quarter of 2020.

These were partially offset by the following unfavorable items:

•Amortization of DAC increased by $1.0 billion mainly due to the impact of the assumption updates, primarily from the first quarter of 2020 interest rate assumption update as a result of the extraordinary economic conditions driven by COVID-19.

•Policyholders’ benefits increased by $941 million mainly due to the higher unfavorable impact of assumption updates in 2020, the re-establishment and growth of a PFBL reserve upon exiting loss recognition, an increase in term and employee benefits product reserves due to increased sales of employee benefits products, and unfavorable morality driven by COVID-19 claims. These unfavorable changes were partially offset by lower policyholders’ benefits as a result of the sale of USFL and MLICA.
•Net investment income decreased by $222 million mainly driven by net unfavorable changes in the market value of trading securities supporting our variable annuity products, partially offset by higher investment income from fixed maturities AFS due to higher asset balances and the General Account investment portfolio optimization.
•Commissions and distribution-related payments increased by $109 million mainly driven by higher payments to financial intermediaries for distribution of AB mutual funds in our Investment Management and Research segment primarily resulting from increased average AUM of these mutual funds.

See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding assumption updates.
Non-GAAP Operating Earnings
Non-GAAP operating earnings decreased by $55 million to $2.3 billion for the year ended December 31, 2020 from $2.4 billion in the year ended December 31, 2019. The following notable items were the primary drivers for the change in Non-GAAP operating earnings.
Unfavorable items included:
•Policyholders’ benefits increased by $176 million mainly in our Protection Solutions segment, primarily driven by the unfavorable impact of annual assumption updates in 2020 compared to the favorable impact of assumption updates in 2019, the re-establishment and growth of a PFBL reserve upon exiting loss recognition following the first quarter of 2020 assumption update related to COVID-19, an increase in term and employee benefits product reserves, and unfavorable net mortality driven by COVID-19 claims. These unfavorable changes were partially offset by lower policyholders’ benefits as a result of the sale of USFL and MLICA.
•Commissions and distribution-related payments increased by $109 million mainly driven by higher payments to financial intermediaries for distribution of AB mutual funds in our Investment Management and Research segment, primarily resulting from increased corresponding average AUM of these mutual funds.
These were partially offset by the following favorable items:
•Amortization of DAC decreased by $93 million mainly in our Protection Solutions segment partially offset by an increase in amortization in our Individual Retirement segment. The decrease in our Protection Solutions segment was mainly due to the favorable impact of assumption updates in 2020 compared to the unfavorable impact of assumption updates in 2019 and the unfavorable impact of the update to reinsurance projections in 2019 and lower ongoing baseline amortization. The increase in our Individual Retirement segment was mainly due to the unfavorable impact of assumption updates in 2020 compared to the favorable impact of assumption updates in 2019.
•Compensation and benefits and other operating costs and expenses decreased by $50 million mainly driven by productivity initiatives as described in the “Productivity Strategies” section of this MD&A and COVID-19 related expense savings, partially offset by higher employee compensation in our Investment Management and Research segment due to higher revenues.
•Net investment income increased by $61 million primarily due to higher investment income from fixed maturities AFS due to higher asset balances and the General Account investment portfolio optimization.
•Income tax expense decreased by $38 million mainly driven by lower pre-tax earnings and a lower effective tax rate.
See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding assumption updates.
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Net Income Attributable to Holdings
For discussion that compares results for the year ended December 31, 2019 to the year ended December 31, 2018 refer to the MD&A section in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”).

Non-GAAP Operating Earnings
For discussion that compares results for the year ended December 31, 2019 to the year ended December 31, 2018 refer to the MD&A section in our 2019 Form 10-K.
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
The following table summarizes operating earnings (loss) on our segments and Corporate and Other for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Operating earnings (loss) by segment:
Individual Retirement	$1,536	$1,598	$1,544
Group Retirement	491	390	389
Investment Management and Research	432	381	381
Protection Solutions	146	336	237
Corporate and Other	(303)	(348)	(355)
Non-GAAP operating earnings	$2,302	$2,357	$2,196

Effective Tax Rates by Segment
For 2020, 2019, and 2018 Income tax expense was allocated to the Company’s business segments using a 16%, 17%, and 16% effective tax rate (“ETR”), respectively, for our retirement and protection businesses (Individual Retirement, Group Retirement, and Protection Solutions) and a 27%, 28%, and 24% ETR for Investment Management and Research.
Individual Retirement
The Individual Retirement segment includes our variable annuity products which primarily meet the needs of individuals saving for retirement or seeking retirement income.
The following table summarizes operating earnings of our Individual Retirement segment for the periods presented:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Operating earnings	$1,536	$1,598	$1,544

Key components of operating earnings are:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
REVENUES
Policy charges, fee income and premiums	$2,034	$2,085	$2,124
Net investment income	1,246	1,148	981
Net derivative gains (losses)	331	362	187
Investment management, service fees and other income	700	730	752
Segment revenues	$4,311	$4,325	$4,044

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$1,207	$1,184	$1,064
Interest credited to policyholders’ account balances	312	310	206
Commissions and distribution-related payments	281	281	291
Amortization of deferred policy acquisition costs	299	181	223
Compensation, benefits and other operating costs and expenses	382	435	414
Interest expense	—	—	—
Segment benefits and other deductions	$2,481	$2,391	$2,198

The following table summarizes AV for our Individual Retirement segment as of the dates indicated:

	December 31,
	2020	2019	2018
	(in millions)
AV
General Account	$30,783	$26,108	$20,631
Separate Accounts	86,607	82,814	73,958
Total AV	$117,390	$108,922	$94,589
The following table summarizes a roll-forward of AV for our Individual Retirement segment for the periods presented:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Balance as of beginning of period	$108,922	$94,589	$103,423
Gross premiums	7,493	8,572	7,893
Surrenders, withdrawals and benefits	(8,622)	(9,071)	(9,091)
Net flows	(1,129)	(499)	(1,198)
Investment performance, interest credited and policy charges	9,606	15,290	(7,636)
Transfer to Corporate and Other and other adjustments (1) (2)	(9)	(458)	—
Balance as of end of period	$117,390	$108,922	$94,589
______________
(1) Transfer to Corporate and Other represents the placement of an Individual Retirement product in run-off effective for the second quarter of 2019.
(2) Amounts are primarily related to our fixed income annuity (“FIA”) contracts which were previously reported as Policyholders’ account balances in the consolidated balance sheets and therefore included in our definition of “Account Value”. Effective January 1, 2020, FIAs are reported as future policy benefits and other policyholders’ liabilities in the consolidated balance sheets and accordingly were excluded from Account Value.

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019 for the Individual Retirement Segment
Operating earnings
Operating earnings decreased $62 million to $1.5 billion during the year ended December 31, 2020 from $1.6 billion in the year ended December 31, 2019. The following notable items were the primary drivers of the change in operating earnings.

Unfavorable items included:
•DAC amortization increased by $118 million mainly due to the $20 million unfavorable impact of assumption updates in 2020 compared to the $92 million favorable impact of assumption updates in 2019. These assumption updates were driven in 2020 by higher expected lapses on Retirement Cornerstone products and the 2019 impact was driven by lower expected lapses on Accumulator products.
•Fee-type revenue decreased by $68 million due to lower average Separate Accounts AV in 2020 compared to 2019 as a result of the sharp decline in equity markets during the first quarter of 2020 that resulted in AV declining during the first quarter and remaining below December 31, 2019 AV until November 2020, and from outflows on our older fixed-rate GMxB block.
•Net GMxB results increased by $61 million primarily due to higher reserves due to assumption updates in 2020 and a growth in no lapse guarantee benefits, partially offset by higher rider fees. GMxB results are included in policy charges and fee income, net derivative gains (losses), and policyholders’ benefits.

These were partially offset by the following favorable items:
•Net investment income increased by $98 million mainly due to higher asset balances and prepayments along with the General Account investment portfolio optimization.
•Compensation benefits and other operating expenses decreased by $53 million due to productivity initiatives as described in the “Productivity Strategies” section of this MD&A and COVID-19 related expense savings.
•Income tax expense decreased by $42 million mainly driven by lower pre-tax earnings and a lower effective tax rate in 2020.
See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding assumption updates.
Net Flows and AV
•The increase in AV of $8.5 billion in the year ended December 31, 2020 was driven by an increase in investment performance, interest credited to account balances and policy charges of $9.6 billion as a result of improvement in equity markets during the year, partially offset by net outflows of $1.1 billion.
•Net outflows of $1.1 billion were $630 million higher than in the year ended December 31, 2019, mainly driven by $3.3 billion of outflows on our older fixed-rate GMxB block, offset by $2.2 billion of inflows on our newer, less capital-intensive products.
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018 for the Individual Retirement Segment
Operating earnings
For discussion that compares results for the year ended December 31, 2019 to the year ended December 31, 2018 refer to the MD&A section in our 2019 Form 10-K.
Net Flows and AV
For discussion on net flows and AV comparative results for the year ended December 31, 2019 to the year ended December 31, 2018 refer to the MD&A section in our 2019 Form 10-K.
Group Retirement
The Group Retirement segment offers tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses.

The following table summarizes operating earnings of our Group Retirement segment for the periods presented:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Operating earnings	$491	$390	$389

Key components of operating earnings are:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
REVENUES
Policy charges, fee income and premiums	$295	$279	$271
Net investment income	641	590	552
Net derivative gains (losses)	1	4	2
Investment management, service fees and other income	211	204	194
Segment revenues	$1,148	$1,077	$1,019

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$2	$2	$4
Interest credited to policyholders’ account balances	303	302	290
Commissions and distribution-related payments	45	42	42
Amortization of deferred policy acquisition costs	21	35	(7)
Compensation, benefits and other operating costs and expenses	192	224	225
Interest expense	—	—	—
Segment benefits and other deductions	$563	$605	$554
The following table summarizes AV for our Group Retirement segment as of the dates indicated:

	December 31,
	2020	2019	2018
	(in millions)
AV
General Account	$12,826	$12,071	$11,619
Separate Accounts	29,633	25,809	20,782
Total AV	$42,459	$37,880	$32,401

The following table summarizes a roll-forward of AV for our Group Retirement segment for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Balance as of beginning of period	$37,880	$32,401	$33,906
Gross premiums	3,343	3,533	3,383
Surrenders, withdrawals and benefits	(3,047)	(3,266)	(3,287)
Net flows	296	267	96
Investment performance, interest credited and policy charges	4,283	5,212	(1,601)
Balance as of end of period	$42,459	$37,880	$32,401

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019 for the Group Retirement Segment
Operating earnings
Operating earnings increased $101 million to $491 million during the year ended December 31, 2020 from $390 million during the year ended December 31, 2019. The following notable items were the primary drivers of the change in operating earnings.
Favorable items included:
•Net investment income increased by $51 million due to higher asset balances and an increase in income driven by our General Account investment portfolio optimization.
•Fee-type revenues increased by $23 million due to higher average Separate Accounts AV in 2020 primarily as a result of AV growth during 2019 and also from equity market appreciation in 2020 subsequent to the first quarter decline.
•Compensation benefits and other operating expenses decreased by $32 million primarily due to productivity initiatives as described in the “Productivity Strategies” section of this MD&A and COVID-19 related expense savings.
These were partially offset by the following unfavorable items:
•Income tax expense increased by $12 million due to higher pre-tax earnings, partially offset by a lower effective tax rate.

See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding assumption updates.
Net Flows and AV
•The increase in AV of $4.6 billion in 2020 was primarily due to equity market appreciation of $4.3 billion and an increase in net inflows of $296 million.
•Net inflows of $296 million increased $29 million from 2019, due to strong renewals and lower surrenders as continuous client engagement offset weaker sales due to COVID-19.
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018 for the Group Retirement Segment
Operating earnings
For discussion that compares results for the year ended December 31, 2019 to the year ended December 31, 2018 refer to the MD&A section in our 2019 Form 10-K.
Net Flows and AV
For discussion on net flows and AV comparative results for the year ended December 31, 2019 to the year ended December 31, 2018 refer to the MD&A section in our 2019 Form 10-K.
Investment Management and Research
The Investment Management and Research segment provides diversified investment management, research and related services to a broad range of clients around the world. Operating earnings (loss), net of tax, presented here represents our blended economic interest in AB of approximately 65%, 65% and 61% for the years ended December 31, 2020, 2019 and 2018, respectively.

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Operating earnings	$432	$381	$381

Key components of operating earnings are:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
REVENUES
Net investment income	$31	$57	$(10)
Net derivative gains (losses)	(36)	(38)	12
Investment management, service fees and other income	3,708	3,460	3,409
Segment revenues	$3,703	$3,479	$3,411

BENEFITS AND OTHER DEDUCTIONS
Commissions and distribution related payments	$569	$488	$427
Compensation, benefits and other operating costs and expenses	2,211	2,174	2,115
Interest expense	6	10	8
Segment benefits and other deductions	$2,786	$2,672	$2,550

Changes in AUM in the Investment Management and Research segment for the periods presented were as follows:

	Year Ended December 31,
	2020	2019	2018
	(in billions)
Balance as of beginning of period	$622.9	$516.4	$554.5
Long-term flows
Sales/new accounts	124.1	103.7	93.8
Redemptions/terminations	(109.3)	(68.4)	(87.6)
Cash flow/unreinvested dividends	(17.4)	(10.1)	(14.3)
Net long-term (outflows) inflows (1)	(2.6)	25.2	(8.1)
Acquisition	0.2	—	—
AUM adjustment (2)	—	(0.9)	—
Market appreciation (depreciation)	65.4	82.2	(30.0)
Net change	63.0	106.5	(38.1)
Balance as of end of period	$685.9	$622.9	$516.4
______________
(1) Institutional net flows for 2020 include $11.8 billion of AXA redemptions of certain low-fee fixed income mandates.
(2) Approximately $900 million of non-investment management fee earning taxable and tax-exempt money market assets were removed from assets under management during the second quarter of 2019.

Average AUM in the Investment Management and Research segment for the periods presented by distribution channel and investment services were as follows:

	Year Ended December 31,
	2020	2019	2018
	(in billions)
Distribution Channel:
Institutions	$285.9	$265.4	$258.1
Retail	236.5	212.3	191.8
Private Wealth Management	97.1	96.5	94.3
Total	$619.5	$574.2	$544.2

Investment Service:
Equity Actively Managed	$179.8	$158.4	$146.4
Equity Passively Managed (1)	57.1	56.4	53.8
Fixed Income Actively Managed – Taxable	254.4	239.7	230.3
Fixed Income Actively Managed – Tax-exempt	47.9	44.6	41.3
Fixed Income Passively Managed (1)	9.4	9.4	9.8
Alternatives/Multi-Asset Solutions (2)	70.9	65.7	62.6
Total	$619.5	$574.2	$544.2
____________
(1)Includes index and enhanced index services.
(2)Includes multi-asset solutions and services not included in equity or fixed income services.
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019 for the Investment Management and Research Segment
Operating earnings
Operating earnings increased $51 million to $432 million during the year ended December 31, 2020 from $381 million in year ended December 31, 2019. The following notable items were the primary drivers of the change in operating earnings:
Favorable items included:
•Fee-type revenue increased by $248 million primarily due to higher base fees and distribution revenues driven by higher average AUM, and higher Bernstein Research Services revenues. AUM increased primarily as a result of market appreciation, while Bernstein Research Services revenues increased due to higher market volatility in 2020, particularly between March and June 2020, primarily as a result of the COVID-19 pandemic, which led to higher customer activity and greater global trading volumes.
These were partially offset by the following unfavorable items:
•Commissions and distribution-related payments increased by $81 million due to higher payments to financial intermediaries for the distribution of AB mutual funds, primarily resulting from increased average AUM of these mutual funds.
•Earnings attributable to the noncontrolling interest increased by $42 million due to higher pre-tax earnings.
•Compensation, benefits and other operating costs and expenses increased by $37 million primarily due to higher employee compensation attributed to higher revenues, partially offset by productivity initiatives as described in the “Productivity Strategies” section of this MD&A and COVID-19 related expense savings.
•Net investment income decreased by $26 million mainly due to higher unrealized losses on the seed capital investment subject to market risk during 2020 compared to 2019.
•Income tax expense increased by $17 million primarily due to higher pre-tax earnings.

Long-Term Net Flows and AUM
•Total AUM as of December 31, 2020 was $685.9 billion, up $63.0 billion, or 10.1%, compared to December 31, 2019. During the year ended December 31, 2020, AUM increased as a result of market appreciation of $65.4 billion partially offset by net outflows of $2.6 billion.
•Private Wealth Management net outflows of $2.0 billion and Retail net outflows of $1.6 billion were partially offset by Institutional net inflows of $1.0 billion.
•Changes in AUM during 2020 included $11.8 billion in outflows resulting from AXA's redemption of certain low-fee fixed income mandates. AB expects these redemptions to total approximately $14 billion, with the remaining redemptions expected to be completed during the first half of 2021. Excluding these redemptions, net inflows were $9.2 billion during the year ended December 31, 2020.
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018 for the Investment Management and Research Segment
Operating earnings
For discussion that compares results for the year ended December 31, 2019 to the year ended December 31, 2018 refer to the MD&A section in our 2019 Form 10-K.
Net Flows and AUM
For discussion on long-term net flows and AUM comparative results for the year ended December 31, 2019 to the year ended December 31, 2018 refer to the MD&A section in our 2019 Form 10-K.
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
The following table summarizes operating earnings (loss) of our Protection Solutions segment for the periods presented:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Operating earnings (loss)	$146	$336	$237

Key components of operating earnings (loss) are:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
REVENUES
Policy charges, fee income and premiums	$1,970	$2,148	$2,112
Net investment income	944	967	901
Net derivative gains (losses)	5	10	5
Investment management, service fees and other income	225	241	223
Segment revenues	$3,144	$3,366	$3,241

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$1,875	$1,655	$1,780
Interest credited to policyholders’ account balances	514	520	481
Commissions and distribution related payments	160	166	147
Amortization of deferred policy acquisition costs	84	275	167
Compensation, benefits and other operating costs and expenses	337	347	380
Interest expense	—	—	—
Segment benefits and other deductions	$2,970	$2,963	$2,955
The following table summarizes Protection Solutions Reserves for our Protection Solutions segment as of the dates presented:

	December 31,
	2020	2019	2018
	(in millions)
Protection Solutions Reserves (1)
General Account	$18,905	$17,300	$17,538
Separate Accounts	14,771	13,616	11,393
Total Protection Solutions Reserves	$33,676	$30,916	$28,931
_______________
(1)Does not include Protection Solutions Reserves for our employee benefits business as it is a start-up business and therefore has immaterial in-force policies.
The following table presents our in-force face amounts for the periods indicated, respectively, for our individual life insurance products:

	December 31,
	2020	2019	2018
	(in billions)
In-force face amount by product: (1)
Universal Life (2)	$48.7	$53.3	$55.9
Indexed Universal Life	27.7	25.8	22.9
Variable Universal Life (3)	127.7	127.5	127.3
Term (4)	215.2	234.9	234.9
Whole Life	1.3	1.4	1.4
Total in-force face amount	$420.6	$442.9	$442.4
_______________
(1)Includes individual life insurance and does not include employee benefits as it is a start-up business and therefore has immaterial in-force policies.
(2)UL includes GUL.
(3)VUL includes VL and COLI.
(4)Decrease from 2019 to 2020 was driven by the sale of USFL.

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019 for the Protection Solutions Segment
Operating earnings
Operating earnings decreased $190 million to $146 million during the year ended December 31, 2020 from $336 million in the year ended December 31, 2019. The following notable items were the primary drivers of the change in operating earnings:
Unfavorable items included:

•Policyholders’ benefits increased by $220 million mainly due to unfavorable morality driven by COVID-19 claims, the unfavorable impact of the annual assumption updates in 2020 compared to the favorable impact of assumption updates in 2019, and a higher PFBL reserve following the first quarter of 2020 interest rate assumption update. Employee Benefits’ reserves continue to grow in line with the block size.

•Fee-type revenue decreased by $194 million mainly driven by the loss of premiums due to the sale of USFL and MLICA, an increase in unearned revenue liability driven by assumption updates and model changes, lower gross premiums on traditional products due to 10 year Term lapses, and higher ceded premiums related to a new reinsurance treaty entered in 2020. This is partially offset by higher Employee Benefits premiums. Surrender charges were also lower than the prior year.
•Net investment income decreased by $23 million mainly due to the impact of lower assets as a result of the sale of USFL and MLICA, partly offset by higher asset balances and the General Account investment portfolio optimization.

These were partially offset by the following favorable items:

•Amortization of DAC decreased by $191 million mainly due to the favorable impact of the annual assumption updates in 2020 compared to the unfavorable impact of assumption updates in 2019, lower DAC amortization due to unfavorable mortality year over year, and lower DAC amortization following the DAC write-off.in the first quarter of 2020
•Income tax expense decreased by $39 million primarily due to lower pre-tax earnings.
See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding assumption updates.
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018 for the Protection Solutions Segment
For discussion that compares results for the year ended December 31, 2019 to the year ended December 31, 2018 refer to the MD&A section in our 2019 Form 10-K.
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
The following table summarizes operating earnings (loss) of Corporate and Other for the periods presented:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Operating earnings (loss)	$(303)	$(348)	$(355)

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
As part of our asset and liability management strategies, we maintain a weighted average duration for our General Account investment portfolio that is within an acceptable range of the estimated duration of our liabilities given our risk appetite and hedging programs. Our asset and liability management strategies are applied to portfolio duration groups within the General Account investment portfolio. For example, we maintain a “short duration” group comprised primarily of investment grade fixed maturity securities that are aligned with the duration of product liabilities with an average duration of less than six years (e.g., our SCS product). As of December 31, 2020 and December 31, 2019, 60% and 62% of the fixed maturities in the short duration group were rated NAIC 1, and 40% and 38% were rated NAIC 2, respectively. During the fourth quarter of 2020, purchases from both new money flows and portfolio rebalancing activity were designated as AFS fixed maturities. The remaining trading securities in the short duration VA portfolio will be opportunistically rebalanced to AFS and shown with fixed maturities, which is consistent with other portfolios in our General Account. New AFS assets included in fixed maturities had an amortized cost of $15.7 billion as of December 31, 2020.
The General Account invests in commercial and agricultural mortgage loans, included in the balance sheet as mortgage loans on real estate, and privately negotiated fixed maturities, included in the balance sheet as fixed maturities AFS. Under certain circumstances, modifications are granted to these contracts. These modifications were determined not to be TDRs. As of December 31, 2020, the General Account had twenty commercial mortgage loans with a carrying value of $838 million in which short term modifications were granted. Forbearance agreements reduced mortgage payments for a set time period. The commercial mortgage modifications were a result of the COVID-19 pandemic’s impact on the underlying real estate operations. The General Account did not have any agricultural mortgage loans for which modifications were granted as of December 31, 2020. As of December 31, 2020, the General Account had seven privately negotiated fixed maturity modifications with a book value of $74 million. The modifications to privately negotiated fixed maturities were to allow for the postponement or reduction in interest or principal payments for a defined period. The modifications were agreed upon to support several investments that had operations decline primarily due to the COVID-19 pandemic. The commercial mortgage loans and privately negotiated fixed maturities modifications are 1% of the General Account’s total invested assets.
Investment portfolios are primarily managed by legal entity with dedicated portfolios for certain blocks of business. For portfolios that back multiple product groups, investment results are allocated to business segments.
In executing the activities of our general account portfolio, we incorporate environmental, social and governance factors into the investment processes for a significant portion of our portfolio and will look to expand our ESG investing initiatives in the future.
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

	Year Ended December 31,
	2020		2019		2018
	Yield	Amount (2)	Yield	Amount (2)	Yield	Amount (2)
	(Dollars in millions)
Fixed Maturities:
Income (loss)	3.46%	$2,318	3.68%	$2,019	3.86%	$1,732
Ending assets		71,738		62,687		46,447
Mortgages:
Income (loss)	4.13%	517	4.47%	541	4.26%	494
Ending assets		13,159		12,107		11,835
Other Equity Investments (1):
Income (loss)	6.14%	95	5.96%	86	8.79%	127
Ending assets		1,621		1,507		1,406
Policy Loans:
Income (loss)	5.28%	204	5.59%	210	5.71%	215
Ending assets		4,118		3,735		3,779
Cash and Short-term Investments:
Income (loss)	0.03%	1	(0.15)%	(4)	0.49%	21
Ending assets		2,095		1,856		3,332
Repurchase and funding agreements:
Interest expense and other		(75)		(110)		(104)
Ending assets (liabilities)		(6,897)		(6,909)		(4,561)
Total Invested Assets:
Income (loss)	3.72%	3,060	3.92%	2,742	4.06%	2,485
Ending Assets		85,834		74,983		62,238
Short Duration Fixed Maturities:
Income (loss)	3.39%	184	3.15%	312	2.49%	333
Ending assets		4,704		6,173		14,818
Total:
Investment income (loss)	3.70%	3,244	3.83%	3,054	3.78%	2,818
Less: investment fees (3)	(0.12)%	(107)	(0.13)%	(103)	(0.12)%	(89)
Investment Income, Net	3.57%	$3,137	3.70%	$2,951	3.67%	$2,729
Ending Net Assets		$90,538		$81,156		$77,056

_____________
(1)Includes, as of December 31, 2020, 2019 and 2018 respectively, $333 million, $365 million and $263 million of other invested assets.
(2)Amount for fixed maturities and mortgages represents original cost, reduced by repayments, write-downs, adjusted amortization of premiums, accretion of discount and allowances. Cost for equity securities represents original cost reduced by write-downs; cost for other limited partnership interests represents original cost adjusted for equity in earnings and reduced by distributions.
(3)Investment fees are inclusive of investment management fees paid to AB.

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
Fixed Maturities by Industry (1)

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total (%)
	(in millions)
As of December 31, 2020 (3)
Corporate Securities:
Finance	$14,411	$—	$1,112	$9	$15,514	19%
Manufacturing	13,040	—	1,520	18	14,542	18%
Utilities	6,352	—	681	6	7,027	9%
Services	7,830	13	680	27	8,470	11%
Energy	4,084	—	364	23	4,425	6%
Retail and wholesale	3,747	—	435	3	4,179	5%
Transportation	2,424	—	301	4	2,721	3%
Other	157	—	7	2	162	—%
Total corporate securities	52,045	13	5,100	92	57,040	71%
U.S. government	12,660	—	3,448	5	16,103	20%
Residential mortgage-backed (2)	130	—	13	—	143	—%
Preferred stock	621	—	48	3	666	1%
State & political	536	—	100	—	636	1%
Foreign governments	1,011	—	98	6	1,103	1%
Commercial mortgage-backed	1,148	—	55	—	1,203	2%
Asset-backed securities	3,587	—	29	5	3,611	4%
Total	$71,738	$13	$8,891	$111	$80,505	100%

As of December 31, 2019 (3)
Corporate Securities:
Finance	$12,015	$—	$469	$4	$12,480	19%
Manufacturing	12,643	—	706	9	13,340	20%
Utilities	4,999	—	302	8	5,293	8%
Services	6,730	—	386	17	7,099	11%
Energy	3,772	—	189	14	3,947	6%
Retail and wholesale	3,515	—	183	7	3,691	6%
Transportation	1,793	—	115	3	1,905	3%
Other	198	—	8	—	206	—%
Total corporate securities	45,665	—	2,358	62	47,961	73%
U.S. government and agency	14,395	—	1,289	305	15,379	23%
Residential mortgage-backed (2)	178	—	13	—	191	—%
Preferred stock	501	—	17	5	513	1%
State & political	638	—	70	3	705	1%
Foreign governments	462	—	35	5	492	1%
Commercial mortgage-backed	—	—	—	—	—	—%
Asset-backed securities	848	—	4	3	849	1%
Total	$62,687	$—	$3,786	$383	$66,090	100%
______________
(1)Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Excludes amounts reclassified as HFS.
Fixed Maturities Credit Quality
The SVO of the NAIC evaluates the investments of insurers for regulatory reporting purposes and assigns fixed maturities to one of six categories (“NAIC Designations”). NAIC Designations of “1” or “2” include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody’s or BBB- or higher by Standard & Poor’s. NAIC Designations of “3” through “6” are referred to as below investment grade, which include securities rated Ba1 or lower by Moody’s and BB+ or lower by Standard & Poor’s. As a result of time lags between the funding of investments and the completion of the SVO filing process, the fixed maturity portfolio typically includes securities that have not yet been rated by the SVO as of each balance sheet date. Pending receipt of SVO ratings, the categorization of these securities by NAIC designation is based on the expected ratings indicated by internal analysis.
The following table sets forth the General Account’s fixed maturities portfolio by NAIC rating at the dates indicated.
Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
As of December 31, 2020 (1)
1................................	Aaa, Aa, A	$44,146	$—	$6,227	$32	$50,341
2................................	Baa	25,285	—	2,621	26	27,880
	Investment grade	69,431	—	8,848	58	78,221
3................................	Ba	1,436	—	33	19	1,450
4................................	B	769	13	7	28	735
5................................	Caa	92	—	3	5	90
6................................	Ca, C	10	—	—	1	9
	Below investment grade	2,307	13	43	53	2,284
Total Fixed Maturities		$71,738	$13	$8,891	$111	$80,505

As of December 31, 2019 (1)
1................................	Aaa, Aa, A	$42,770	$—	$2,666	$342	$45,094
2................................	Baa	18,605	—	1,105	18	19,692
	Investment grade	61,375	—	3,771	360	64,786
3................................	Ba	663	—	9	7	665
4................................	B	567	—	4	10	561
5................................	Caa	80	—	2	6	76
6................................	Ca, C	2	—	—	—	2
	Below investment grade	1,312	—	15	23	1,304
Total Fixed Maturities		$62,687	$—	$3,786	$383	$66,090
______________
(1)Excludes amounts reclassified as HFS.

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
Mortgage Loans by Region and Property Type

	December 31, 2020		December 31, 2019
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(in millions)
By Region:
U.S. Regions:
Pacific	$3,912	30%	$3,468	29%
Middle Atlantic	3,662	28	3,220	27
South Atlantic	1,290	10	1,269	10
East North Central	1,122	8	906	8
Mountain	1,026	8	1,012	8
West North Central	875	7	896	7
West South Central	690	5	631	5
New England	511	3	566	5
East South Central	152	1	139	1
Total Mortgage Loans	$13,240	100%	$12,107	100%

By Property Type:
Office	$4,131	31%	$3,794	31%
Multifamily	4,027	30	3,768	31
Agricultural loans	2,732	21	2,717	23
Retail	742	6	665	5
Industrial	787	6	344	3
Hospitality	477	4	477	4
Other	344	2	342	3
Total Mortgage Loans	$13,240	100%	$12,107	100%

Liquidity and Capital Resources
Liquidity refers to our ability to generate adequate amounts of cash from our operating, investment and financing activities to meet our cash requirements with a prudent margin of safety. Capital refers to our long-term financial resources available to support business operations and future growth. Our ability to generate and maintain sufficient liquidity and capital is dependent on the profitability of our businesses, timing of cash flows related to our investments and products, our ability to access the capital markets, general economic conditions and the alternative sources of liquidity and capital described herein. When considering our liquidity and cash flows, we distinguish between the needs of Holdings and the needs of our insurance and non-insurance subsidiaries. We also distinguish and separately manage the liquidity and capital resources of our retirement and protection businesses ( our Individual Retirement, Group Retirement and Protection Solutions segments) and our Investment Management and Research segment.
Sources and Uses of Liquidity
The Company has sufficient cash flows from operations to satisfy liquidity requirements in 2021.
Cash Flows of Holdings
As a holding company with no business operations of its own, Holdings primarily derives cash flows from dividends from its subsidiaries and distributions related to its economic interest in AB, nearly all of which is currently held outside our insurance company subsidiaries. These principal sources of liquidity are augmented by cash and short-term investments held by Holdings and access to bank lines of credit and the capital markets. The main uses of liquidity for Holdings are interest payments and debt repayment, payment of dividends and other distributions to stockholders (which may include stock repurchases) loans and capital contributions, if needed, to our insurance subsidiaries. Our principal sources of liquidity and our capital position are described in the following paragraphs.
Sources and Uses of Holding Company Highly Liquid Assets
The following table sets forth Holdings’ principal sources and uses of highly liquid assets for the periods indicated.

	Year Ended December 31,
	2020	2019
	(in millions)
Highly Liquid Assets, beginning of period	$1,589	743
Dividends from subsidiaries	2,877	1,341
Repayment of surplus note including interest	—	576
Capital contributions to subsidiaries	(350)	(86)
Total Business Capital Activity	2,527	1,831

Purchase of treasury shares	(430)	(1,200)
Retirement of treasury shares	—	(150)
Shareholder dividends paid	(297)	(285)
Total Share Repurchases, Dividends and Acquisition Activity	(727)	(1,635)
Issuance of preferred stock	494	775
Preferred stock dividend	(53)	—
Total Preferred Stock Activity	441	775

Repayment of long-term debt	—	(300)
Total External Debt Activity	—	(300)

Repayments of loans from affiliates	(300)	(300)
Proceeds from loans from affiliates	—	900
Issuance of loans to affiliates	—	(560)
Net decrease (increase) in loans to affiliates	(115)	—
Total Affiliated Debt Activity	(415)	40

Interest paid on external debt and P-Caps	(220)	(215)
Others, net	(107)	350
Total Other Activity	(327)	135

Net increase (decrease) in highly liquid assets	1,499	846
Highly Liquid Assets, end of period	$3,088	$1,589

During the year ended December 31, 2020, Holdings’ liquid assets increased by $1.5 billion. The resources increased due to $2.9 billion dividends from our subsidiaries and $494 million in Preferred Stock issuance, and the primary uses are $350 million in capital contributions to subsidiaries and $727 million in shareholders return including dividends and share repurchases.
Cash Distributions from Our Subsidiaries
In 2019, Holdings and certain of its subsidiaries received cash distributions from AB of $452 million and $1 billion in dividends from Equitable Financial. Also, Holdings received $576 million from Equitable Financial as repayment of principal of $572 million and interest of $4 million related to a $572 million surplus note.

In 2020, Holdings and certain of its subsidiaries received cash distributions from AB of $536 million and $2.1 billion in dividends from Equitable Financial. Holdings also received $60 million in distributions from Equitable Advisors and $164 million in distributions from Equitable Financial related to the USFL and MLICA sale proceeds.
Distributions from Insurance Subsidiaries
Our insurance companies are subject to limitations on the payment of dividends and other transfers of funds to Holdings and other affiliates under applicable insurance law and regulation. Also, more generally, the ability of our insurance subsidiaries to pay dividends can be affected by market conditions and other factors beyond our control.
Under New York insurance law applicable to Equitable Financial, a domestic stock life insurer may not, without prior approval of the NYDFS, pay a dividend to its stockholders exceeding an amount calculated based on a statutory formula. Due to the formula not fully reflecting hedging benefits, in 2021 the formula does not permit Equitable Financial to pay shareholder dividends without the prior approval or non-disapproval from the NYDFS. Equitable Financial’s 2020 dividend capacity of $2.1 billion was approximately double the annual cash distribution in the past few years. In anticipation of such outcome, Equitable Financial upstreamed the remaining 2020 capacity of $0.9 billion to Holdings in December 2020, having already upstreamed $1.2 billion in May 2020. Holdings’ current cash and liquid assets of $2.9 billion will adequately support its 2021 capital management program.
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
As of December 31, 2020, Holdings and its non-insurance company subsidiaries hold approximately 167.5 million AB Units, 4.1 million AB Holding Units and the 1% General Partnership interest in ABLP, while 2.6 million AB Units continue to be held by Equitable America. Because Equitable America is subject to regulatory restrictions on the amount of dividends it may pay, distributions it receives from AB may not be distributable to Holdings.
As of December 31, 2020, the ownership structure of ABLP, including AB Units outstanding as well as the general partner’s 1% interest, was as follows:

Owner	Percentage Ownership
EQH and its subsidiaries	63.3%
AB Holding	36.0%
Unaffiliated holders	0.7%
Total	100.0%

Including both the general partnership and limited partnership interests in AB Holding and ABLP, Holdings and its subsidiaries had an approximate 65% economic interest in AB as of December 31, 2020.

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
The Credit Facility and LOC Facilities contain certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries and the dollar amount of secured indebtedness that may be incurred by us, which could restrict our operations and use of funds. The right to borrow funds under the Credit Facility and LOC Facilities is subject to the fulfillment of certain conditions, including compliance with all covenants, and the ability to borrow thereunder is also subject to the continued ability of the lenders that are or will be parties to the facilities to provide funds. As of December 31, 2020, we were in compliance with these covenants”.
Contingent Funding Arrangements
For information regarding activity pertaining to our contingent funding arrangements, see Note 17 of the Notes to Consolidated Financial Statements in this Form 10-K.
Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock
For information pertaining to our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, see Note 20 and Note 25 of the Notes to the Consolidated Financial Statements.
Dividends Declared and Paid
The declaration and payment of future dividends is subject to the discretion of our Board of Directors and depends on our financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by Holdings’ insurance subsidiaries and other factors deemed relevant by the Board.
The payment of dividends will be substantially restricted in the event that we do not declare and pay (or set aside) dividends on the Series A, Series B and Series C Preferred Stock for the last proceeding dividend period. For additional information on our preferred stock, see “—Series A, Series B and Series C Preferred Stock”.
For information regarding activity pertaining to common and preferred dividends declared and paid, see Note 20 of the Consolidated Financial Statements.
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
On October 23, 2020, Holdings’ Board of Directors authorized an incremental $500 million of share repurchase in 2021, subject to the close of the Venerable Transaction.
During the year ended December 31, 2020, Holdings repurchased 24 million shares of its common stock.
As of December 31, 2020, Holdings had a remaining capacity of approximately $170 million in the 2020 Program. In January 2021, Holdings entered into an Accelerated Share Repurchase agreement (the “ASR”) with a third-party financial institution to repurchase an aggregate of $170 million of Holdings’ common stock. For additional information on this ASR, see Note 25 of the Notes to the Consolidated Financial Statements.

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
Liquid Assets
The investment portfolios of our insurance subsidiaries are a significant component of our overall liquidity. Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, fixed maturities that are not designated as HTM and public equity securities. We believe that our business operations and the liquidity profile of our assets provide sufficient liquidity under reasonably foreseeable stress scenarios for each of our insurance subsidiaries.
See “—General Account Investment Portfolio” and Note 3 and Note 4 of the Notes to Consolidated Financial Statements for a description of our retirement and protection businesses’ portfolio of liquid assets.
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

FHLB Membership
Equitable Financial is a member of the FHLB, which provides Equitable Financial with access to collateralized borrowings and other FHLB products. As of December 31, 2020, we had $5.6 billion of short-term outstanding funding agreements and $1.3 billion of long-term outstanding funding agreements issued to the FHLB and had posted $8.7 billion securities as collateral for funding agreements. In addition, Equitable Financial implemented a hedge to lock in the funding agreements borrowing rate, and $7 million of hedge impact was reported as funding agreement carrying value.
Equitable America is a member of the FHLB of San Francisco.
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
For information regarding our Investment Management and Research credit facilities and commercial paper program with external parties, see Note 12 of the Notes to the Consolidated Financial Statements.
EQH Facility
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
As of December 31, 2020 and 2019, AB had $675 million and $560 million, respectively, outstanding under the EQH Facility with interest rates of approximately 0.2% and 1.6%, respectively. Average daily borrowing of the EQH Facility for the year ended December 31, 2020 and for the 57 days it was available in 2019 were $471 million and $359 million, respectively, with a weighted average interest rate of approximately 0.5% and 1.6% respectively.
EQH Uncommitted Facility
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
As of December 31, 2020, AB had no outstanding balance on the EQH Uncommitted Facility and has not drawn on it since its inception.

Statutory Capital of Our Insurance Subsidiaries
Our capital management framework for our insurance subsidiaries is primarily based on statutory RBC standards and the CTE asset standard for our variable annuity business.

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
Other Indebtedness
Our financial strategy going forward will remain subject to market conditions and other factors. For example, we may from time to time enter into additional bank or other financing arrangements, including public or private debt, structured facilities and contingent capital arrangements, under which we could incur additional indebtedness.
For information regarding activity pertaining to our total consolidated borrowings, see Note 12 of the Notes to the Consolidated Financial Statements.
Ratings
Financial strength ratings (which are sometimes referred to as “claims-paying” ratings) and credit ratings are important factors affecting public confidence in an insurer and its competitive position in marketing products. Our credit ratings are also important for our ability to raise capital through the issuance of debt and for the cost of such financing.
Financial strength ratings represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. The following table summarizes the ratings for Holdings and certain of its subsidiaries. AM Best and S&P have a stable outlook while Moody’s has a positive outlook.

	AM Best	S&P	Moody’s
Last review date	Jan '21	Oct '20	Oct '20
Financial Strength Ratings:
Equitable Financial Life Insurance Company	A	A+	A2
Equitable Financial Life Insurance Company of America	A	A+	A2
Credit Ratings:
Equitable Holdings, Inc.		BBB+	Baa2
Last review date		Sept '20	Oct '20
AllianceBernstein Holding L.P.		A	A2

Contractual Obligations
The table below summarizes the future estimated cash payments related to certain contractual obligations as of December 31, 2020. The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those reflected in the table. In addition, we do not believe that our cash flow requirements can be adequately assessed based solely upon an analysis of these obligations, as the table below does not contemplate all aspects of our cash inflows, such as the level of cash flow generated by certain of our investments, nor all aspects of our cash outflows.

	Estimated Payments Due by Year
	Total	2021	2022-2023	2024-2025	2026 and thereafter
	(in millions)
Contractual obligations:
Insurance liabilities (1)	$109,202	$1,650	$5,109	$7,273	$95,170
FHLB Funding Agreements	6,890	5,634	475	247	534
Interest on FHLB Funding Agreements	123	40	42	34	7
FABN Funding Agreements	1,950	—	500	650	800
Interest on FABN Funding Agreements	155	24	48	43	40
Operating leases, net of sublease commitments	1,437	159	285	178	815
Long-term debt	4,150	—	800	—	3,350
Interest on long-term debt	2,814	196	376	330	1,912
Interest on P-Caps	418	24	47	47	300
Employee benefits	3,814	231	478	415	2,690
Funding Commitments	1,648	330	576	742	—
Total Contractual Obligations	$132,601	$8,288	$8,736	$9,959	$105,618
______________
(1) Policyholders’ liabilities represent estimated cash flows out of the General Account related to the payment of death and disability claims, policy surrenders and withdrawals, annuity payments, minimum guarantees on Separate Account funded contracts, matured endowments, benefits under accident and health contracts, policyholder dividends and future renewal premium-based and fund-based commissions offset by contractual future premiums and deposits on in-force contracts. These estimated cash flows are based on mortality, morbidity and lapse assumptions comparable with the Company’s experience and assume market growth and interest crediting consistent with actuarial assumptions. These amounts are undiscounted and, therefore, exceed the policyholders’ account balances and future policy benefits and other policyholder liabilities included in the consolidated balance sheet included elsewhere in this Annual Report on Form 10-K. They do not reflect projected recoveries from reinsurance agreements. Due to the use of assumptions, actual cash flows will differ from these estimates, see “— Summary of Critical Accounting Estimates — Liability for Future Policy Benefits.” Separate Accounts liabilities have been excluded as they are legally insulated from General Account obligations and will be funded by cash flows from Separate Accounts assets.
Unrecognized tax benefits of $316 million, including $3 million related to AB were not included in the above table because it is not possible to make reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.
In addition, the below items are included as part of AB’s aggregate contractual obligations:
•As of December 31, 2020, AB had a $309 million accrual for compensation and benefits, of which $8 million is expected to be paid in 2021, $17 million in 2022 and 2023, $18 million in 2024-2025 and the rest thereafter. Further, AB expects to make contributions to its qualified profit-sharing plan of $15 million in each of the next four years.
•During 2010, as general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), AB committed to invest $25 million in the Real Estate Fund. As of December 31, 2020, AB funded $22 million of this commitment. During 2014, as general partner of AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), AB committed to invest $27 million, as amended in 2020, in the Real Estate Fund II. As of December 31, 2020, AB had funded $21 million of this commitment.

Off-Balance Sheet Arrangements
As of December 31, 2020, we were not a party to any off-balance sheet transactions other than those Guarantees and Commitments described in Note 17 of the Notes to the Consolidated Financial Statements.
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
Liability for Future Policy Benefits
We establish reserves for future policy benefits to, or on behalf of, policyholders in the same period in which the policy is issued or acquired, using methodologies prescribed by U.S. GAAP. The assumptions used in establishing reserves are generally based on our experience, industry experience or other factors, as applicable. At least annually we review our actuarial assumptions, such as mortality, morbidity, retirement and policyholder behavior assumptions, and update assumptions when appropriate. Generally, we do not expect trends to change significantly in the short-term and, to the extent these trends may change, we expect such changes to be gradual over the long-term. The reserving methodologies used include the following:
•UL and investment-type contract policyholder account balances are equal to the policy AV. The policy AV represent an accumulation of gross premium payments plus credited interest less expense and mortality charges and withdrawals.
•Participating traditional life insurance future policy benefit liabilities are calculated using a net level premium method on the basis of actuarial assumptions equal to guaranteed mortality and dividend fund interest rates.
•Non-participating traditional life insurance future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest.
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
The GMDB/GMIB reserve balance before reinsurance ceded was $11.2 billion as of December 31, 2020. The following table provides the sensitivity of the reserves GMxB features related to variable annuity contracts relative to the future rate of return assumptions by quantifying the adjustments to these reserves that would be required assuming both a 1% increase and decrease in the future rate of return. This sensitivity considers only the direct effect of changes in the future rate of return on operating results due to the change in the reserve balance before reinsurance ceded and not changes in any other assumptions such as persistency, mortality, or expenses included in the evaluation of the reserves, or any changes on DAC or other balances including hedging derivatives and the GMIB reinsurance asset.
GMDB/GMIB Reserves
Sensitivity - Rate of Return
December 31, 2020

Increase/(Decrease) in GMDB/GMIB Reserves
(in millions)
1% decrease in future rate of return	$1,578
1% increase in future rate of return	$(1,787)
Traditional Annuities
The reserves for future policy benefits for annuities include group pension and payout annuities, and, during the accumulation period, are equal to accumulated policyholders’ fund balances and, after annuitization, are equal to the present value of expected future payments based on assumptions as to mortality, retirement, maintenance expense, and interest rates. Interest rates used in establishing such liabilities range from 1.5% to 5.4% (weighted average of 3.6%). If reserves determined based on these assumptions are greater than the existing reserves, the existing reserves are adjusted to the greater amount.
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
As of December 31, 2020, the average investment yields assumed (excluding policy loans) were 4.6% grading to 4.3% in 2025. Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the accumulated amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date. Many of the factors that affect gross margins are included in the determination of the Company’s dividends to these policyholders. DAC adjustments related to participating traditional life policies do not create significant volatility in results of operations as the Closed Block recognizes a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization.
Non-participating Traditional Life Insurance Policies
DAC associated with non-participating traditional life policies is amortized in proportion to anticipated premiums. Assumptions as to anticipated premiums are estimated at the date of policy issue and are consistently applied during the life of the contracts. Deviations from estimated experience are reflected in earnings (loss) in the period such deviations occur. For these contracts, the amortization periods generally are for the total life of the policy.

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
In 2020, we determined that we had a loss recognition in certain of our variable interest-sensitive life insurance products due to low interest rates and we wrote off $945 million of the DAC balance through accelerated amortization. We did not have a loss recognition event in 2019. In 2018, we determined that we had a loss recognition in certain of our variable interest-sensitive life insurance products due to the release of life reserves and low interest rates. For the year ended December 31, 2018, we wrote off $118 million of the DAC balance through accelerated amortization.
Additionally, in certain policyholder liability balances for a particular line of business may not be deficient in the aggregate to trigger loss recognition; however, the pattern of earnings may be such that profits are expected to be recognized in earlier years and then followed by losses in later years. This pattern of profits followed by losses is exhibited in our VISL business and is generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. We accrue for these PFBL using a dynamic approach that changes over time as the projection of future losses change.
In addition, we are required to analyze the impacts from net unrealized investment gains and losses on our AFS investment securities backing insurance liabilities, as if those unrealized investment gains and losses were realized. This may result in the recognition of unrealized gains and losses on related insurance assets and liabilities in a manner consistent with the recognition of the unrealized gains and losses on AFS investment securities within the statements of comprehensive income and changes in equity. Changes to net unrealized investment (gains) losses may increase or decrease the ending DAC balance. Similar to a loss recognition event, when the DAC balance is reduced to zero, additional insurance liabilities are established if necessary. Unlike a loss recognition event, which is based on changes in net unrealized investment (gains) losses, these adjustments may reverse from period to period. In 2018, due primarily to the release of life reserves, we recorded an unrealized loss in Other comprehensive income (loss). There was no impact to Net income (loss).
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
DAC Sensitivity - Mortality
December 31, 2020

Increase/(Decrease) in DAC
(in millions)
Decrease in future mortality by 1%	$33
Increase in future mortality by 1%	$(33)
Sensitivity of DAC to Changes in Future Rate of Return Assumptions
A significant assumption in the amortization of DAC on variable annuity products and, to a lesser extent, on variable and interest-sensitive life insurance relates to projected future Separate Accounts performance. Management sets estimated future gross profit or assessment assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a RTM approach, a commonly used industry practice. This future return approach influences the projection of fees earned, as well as other sources of estimated gross profits. Returns that are higher than expectations for a given period produce higher than expected account balances, increase the fees earned resulting in higher expected future gross profits and lower DAC amortization for the period. The opposite occurs when returns are lower than expected.
In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. In second quarter 2015, based upon management’s then-current expectations of interest rates and future fund growth, we updated our reversion to the mean assumption from 9.0% to 7.0%. The average gross long-term return measurement start date was also updated to December 31, 2014. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. As of December 31, 2020, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuity products was 7.0% (4.7% net of product weighted average Separate Accounts fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.7% net of product weighted average Separate Accounts fees and Investment Advisory fees) and 0.0% ((2.3%) net of product weighted average Separate Account fees and Investment Advisory fees), respectively. The maximum duration over which these rate limitations may be applied is five years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.
If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than five years in order to reach the average gross long-term return estimate, the application of the five-year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than five years would result in a required deceleration of DAC amortization. As of December 31, 2020, current projections of future average gross market returns assume a 0% annualized return for five quarters, followed by 3.6% annualized return for one quarter, followed by 7.0% thereafter.
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
DAC Sensitivity - Rate of Return
December 31, 2020

Increase/(Decrease) in DAC
(in millions)
Decrease in future rate of return by 1%	$(136)
Increase in future rate of return by 1%	$160
Estimated Fair Value of Investments
The Company’s investment portfolio principally consists of public and private fixed maturities, mortgage loans, equity securities and derivative financial instruments, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, swaptions, variance swaps, as well as equity options used to manage various risks relating to its business operations.
Fair Value Measurements
Investments reported at fair value in the consolidated balance sheets of the Company include fixed maturity securities classified as AFS, equity and trading securities and certain other invested assets, such as freestanding derivatives. In addition, reinsurance contracts covering GMIB exposure and the liabilities in the SCS variable annuity products, SIO in the EQUI-VEST variable annuity product series, MSO in the variable life insurance products, IUL insurance products and the GMAB, GIB, GMWB and GWBL feature in certain variable annuity products issued by the Company are considered embedded derivatives and reported at fair value.
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
Impairments and Valuation Allowances
The carrying values of fixed maturities classified as AFS are reported at fair value. Changes in fair value are reported in OCI, net of allowance for credit losses, policy related amounts and deferred income taxes. With the adoption of the new Financial Instruments-Credit Losses standard, changes in credit losses are recognized in investment gains (losses), net. The amortized cost of fixed maturities is adjusted for impairments in value deemed to be other than temporary which are recognized in investment gains (losses), net.
With the assistance of our investment advisors, we evaluate AFS debt securities that experience a decline in fair value below amortized cost for credit losses which are evaluated in accordance with the new financial instruments credit losses guidance effective January 1, 2020. The remainder of the unrealized loss related to other factors, if any, is recognized in OCI. Integral to this review is an assessment made each quarter, on a security-by-security basis, by our IUS Committee, of various indicators of credit deterioration to determine whether the investment security has experienced a credit loss. This assessment includes, but is not limited to, consideration of the severity of the unrealized loss, failure, if any, of the issuer of the security to make scheduled payments, actions taken by rating agencies, adverse conditions specifically related to the security or sector, the financial strength, liquidity and continued viability of the issuer.
We recognize an allowance for credit losses on AFS debt securities with a corresponding adjustment to earnings rather than a direct write down that reduces the cost basis of the investment, and credit losses are limited to the amount by which the security’s amortized cost basis exceeds its fair value. Any improvements in estimated credit losses on AFS debt securities are recognized immediately in earnings. We do not use the length of time a security has been in an unrealized loss position as a factor, either by itself or in combination with other factors, to conclude that a credit loss does not exist, as was permitted to do prior to January 1, 2020.
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
Write-offs of AFS debt securities are recorded when all or a portion of a financial asset is deemed uncollectible. Full or partial write-offs are recorded as reductions to the amortized cost basis of the AFS debt security and deducted from the allowance in the period in which the financial assets are deemed uncollectible. We elected to reverse accrued interest deemed uncollectible as a reversal of interest income. In instances where we collect cash that has previously been written off, the recovery will be recognized through earnings or as a reduction of the amortized cost basis for interest and principal, respectively.
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
For commercial and agricultural mortgage loans, an allowance for credit loss is typically recommended when management believes it is probable that principal and interest will not be collected according to the contractual terms. Factors that influence management’s judgment in determining allowance for credit losses include the following:
•LTV ratio—Derived from current loan balance divided by the fair market value of the property. An allowance for credit loss is typically recommended when the LTV ratio is in excess of 100%. In the case where the LTV is in excess of 100%, the allowance for credit loss is derived by taking the difference between the fair market value (less cost of sale) and the current loan balance.
•DSC ratio—Derived from actual operating earnings divided by annual debt service. If the ratio is below 1.0x, then the income from the property does not support the debt.
•Occupancy—Criteria vary by property type but low or below market occupancy is an indicator of sub-par property performance.
•Lease expirations—The percentage of leases expiring in the upcoming 12 to 36 months are monitored as a decline in rent and/or occupancy may negatively impact the debt service coverage ratio. In the case of single-tenant properties or properties with large tenant exposure, the lease expiration is a material risk factor.
•Maturity—Mortgage loans that are not fully amortizing and have upcoming maturities within the next 12 to 24 months are monitored in conjunction with the capital markets to determine the borrower’s ability to refinance the debt and/or pay off the balloon balance.
•Borrower/tenant related issues—Financial concerns, potential bankruptcy, or words or actions that indicate imminent default or abandonment of property.
•Payment status - current vs. delinquent—A history of delinquent payments may be a cause for concern.

•Property condition—Significant deferred maintenance observed during the lenders annual site inspections.
•Other—Any other factors such as current economic conditions may call into question the performance of the loan.
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
Derivatives
We use freestanding derivative instruments to hedge various capital market risks in our products, including: (i) certain guarantees, some of which are reported as embedded derivatives; (ii) current or future changes in the fair value of our assets and liabilities; and (iii) current or future changes in cash flows. All derivatives, whether freestanding or embedded, are required to be carried on the balance sheet at fair value with changes reflected in either net income (loss) or in OCI, depending on the type of hedge. Below is a summary of critical accounting estimates by type of derivative.

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
Market conditions, including, but not limited to, changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital market inputs, as well as changes in our nonperformance risk adjustment may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income. Changes to actuarial assumptions, principally related to contract holder behavior such as annuitization utilization and withdrawals associated with GMIB riders, can result in a change of expected future cash outflows of a guarantee between the accrual-based model for insurance liabilities and the fair-value based model for embedded derivatives. See Note 2 of the Notes to the Consolidated Financial Statements for additional information relating to the determination of the accounting model. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties in certain actuarial assumptions. For direct liabilities, risk margins are applied to non-capital market risk assumptions, while for reinsurance asset risk margins are based on the cost of capital a theoretical market participant would require to assume the risks. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees.
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

Future policyholders’ benefits and other policyholders’ liabilities
(in billions)
100% increase in Holdings’ credit spread	$9.4
As reported	$11.1
50% decrease in Holdings’ credit spread	$12.1

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on our derivatives and hedging programs.
Goodwill
Goodwill represents the excess of purchase price over the estimated fair value of identifiable net assets acquired in a business combination. We test goodwill for recoverability each annual reporting period at December 31 and at interim periods if facts or circumstances are indicative of potential impairment. As further described in Note 5 and Note 19 of the Notes to the Consolidated Financial Statements, in the fourth quarter of 2019, we recast its operating segments to align with the reorganization of its reporting structure, thereby resulting in identification of new reporting units and the reassignment of goodwill related to those affected. As of December 31, 2020, our goodwill of $4.6 billion results solely from its investment in AB and is attributed to the Investment Management and Research segment, also deemed a reporting unit for purpose of assessing the recoverability of that goodwill.
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
Individual Retirement, Group Retirement and Protection Solutions Segments
Our results significantly depend on profit margins or “spreads” between investment results from assets held in the General Account investment portfolio and interest credited on individual insurance and annuity products. Management believes its fixed rate liabilities should be supported by a portfolio principally composed of fixed rate investments that generate predictable, steady rates of return. Although these assets are purchased for long-term investment, the portfolio management strategy considers them AFS in response to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook and other relevant factors. See the “Investments” section of Note 2 of the Notes to the Consolidated Financial Statements for the accounting policies for the investment portfolios. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risks. Insurance asset/liability management includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. As a result, the fixed maturity portfolio has modest exposure to call and prepayment risk and the vast majority of mortgage holdings are fixed rate mortgages that carry yield maintenance and prepayment provisions.
Investments with Interest Rate Risk – Fair Value
Assets with interest rate risk include AFS and trading fixed maturities and mortgage loans that make up 86.5% and 86.8% of the fair value of the General Account investment portfolio as of December 31, 2020 and 2019, respectively. As part of our asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk. The table that follows shows the impact an immediate one percent increase/decrease in interest rates as of December 31, 2020 and 2019 would have on the fair value of fixed maturities and mortgage loans:

Interest Rate Risk Exposure

	December 31, 2020			December 31, 2019
	Fair Value	Impact of +1% Change	Impact of -1% Change	Fair Value	Impact of +1% Change	Impact of -1% Change
	(in millions)
Fixed Income Investments:
AFS securities:
Fixed rate	$75,375	$(7,185)	$8,636	$63,908	$(6,005)	$7,267
Floating rate	$5,130	$(55)	$83	$2,182	$(45)	$49
Trading securities:
Fixed rate	$4,852	$(99)	$102	$5,765	$(149)	$153
Floating rate	$117	$—	$—	$408	$(1)	$1
Mortgage loans	$13,491	$(521)	$376	$12,334	$(470)	$408

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
Investments with Equity Price Risk – Fair Value
The investment portfolios also have direct holdings of public and private equity securities. The following table shows the potential exposure from those equity security investments, measured in terms of fair value, to an immediate 10% increase/decrease in equity prices from those prevailing as of December 31, 2020 and 2019:

Equity Price Risk Exposure

	December 31, 2020			December 31, 2019
	Fair Value	Impact of+10% Equity Price Change	Impact of -10% Equity Price Change	Fair Value	Impact of+10% Equity Price Change	Impact of -10% Equity Price Change
	(in millions)
Equity Investments	$15	$1	$(1)	$13	$1	$(1)

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
Liabilities with Interest Rate Risk – Fair Value
As of December 31, 2020 and 2019, the aggregate carrying values of insurance contracts with interest rate risk were $11.0 billion and $9.0 billion, respectively. The aggregate fair value of such liabilities as of December 31, 2020 and 2019 were $11.4 billion and $9.1 billion, respectively. The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those liabilities of $281 million and $214 million, respectively. While these fair value measurements provide a representation of the interest rate sensitivity of insurance liabilities, they are based on the composition of such liabilities at a particular point in time and may not be representative of future results.
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

Derivatives and Interest Rate and Equity Risks – Fair Value
We primarily use derivative contracts for asset/liability risk management, to mitigate our exposure to equity market decline and interest rate risks and for hedging individual securities. In addition, we periodically enter into forward, exchange-traded futures and interest rate swap, swaptions and floor contracts to reduce the economic impact of movements in the equity and fixed income markets, including the program to hedge certain risks associated with the GMxB features. As more fully described in Note 2 and Note 4 to the notes to the Consolidated Financial Statements, various traditional derivative financial instruments are used to achieve these objectives. To minimize credit risk exposure associated with its derivative transactions, each counterparty’s credit is appraised and approved, and risk control limits and monitoring procedures are applied. Credit limits are established and monitored on the basis of potential exposures that take into consideration current market values and estimates of potential future movements in market values given potential fluctuations in market interest rates. To reduce credit exposures in OTC derivative transactions, we enter into master agreements that provide for a netting of financial exposures with the counterparty and allow for collateral arrangements. We further control and minimize counterparty exposure through a credit appraisal and approval process. Under the ISDA Master Agreement, we have executed a CSA with each of our OTC derivative counterparties that require both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities or those issued by government agencies.
Mark to market exposure is a point-in-time measure of the value of a derivative contract in the open market. A positive value indicates existence of credit risk for us because the counterparty would owe money to us if the contract were closed. Alternatively, a negative value indicates we would owe money to the counterparty if the contract were closed. If there is more than one derivative transaction outstanding with a counterparty, a master netting arrangement exists with the counterparty. In that case, the market risk represents the net of the positive and negative exposures with the single counterparty. In management’s view, the net potential exposure is the better measure of credit risk. As of December 31, 2020 and 2019, the net fair values of our derivatives were $995 million and $386 million, respectively.
The tables below show the interest rate or equity sensitivities of those derivatives, measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

Derivative Financial Instruments

			Interest Rate Sensitivity
	Notional Amount	Weighted Average Term (Years)	Impact of -1% Change	Fair Value	Impact of +1% Change
	(in millions, except for Weighted Average Term)
December 31, 2020
Swaps	$23,773	3	$4,622	$(102)	$(3,857)
Futures	18,564	—	1,477	—	(1,264)
Swaptions	—	—	—	—	—
Total	$42,337		$6,099	$(102)	$(5,121)

December 31, 2019
Swaps	$23,700	5	$3,406	$(57)	$(2,838)
Futures	20,901	—	1,122	—	(900)
Swaptions	3,201	—	560	16	(3)
Total	$47,802		$5,088	$(41)	$(3,741)

			Equity Sensitivity
	Notional Amount	Weighted Average Term (Years)	Fair Value	Balance after -10% Equity Price Shift
	(in millions, except for Weighted Average Term)
December 31, 2020
Futures	$4,745	—	$—	$138
Swaps	22,404	—	6	2,119
Options	35,846	2	4,672	3,488
Total	$62,995		$4,678	$5,745

December 31, 2019
Futures	$4,086	—	$—	$231
Swaps	17,064	—	(270)	1,464
Options	47,861	2	3,346	2,424
Total	$69,011		$3,076	$4,119
In addition to the freestanding derivatives discussed above, we have entered into reinsurance contracts to mitigate the risk associated with the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts. These reinsurance contracts are considered derivatives under the guidance on derivatives and hedging and were reported at their fair values of $2.5 billion and $2.1 billion as of December 31, 2020 and 2019, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing as of December 31, 2020 and 2019, respectively, would increase the balances of the reinsurance contract asset by $169 million and $170 million.
Also, the GMxB feature’s liability associated with certain annuity contracts is similarly considered to be a derivative for accounting purposes and was reported at its fair value. The liability for embedded derivative liability features was $11.1 billion and $8.4 billion as of December 31, 2020 and 2019, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing as of December 31, 2020 and 2019, respectively, would be to increase the liability balance by $1.1 billion and $1.0 billion.
Investment Management and Research
The investments of our Investment Management and Research segment consist of trading and AFS investments and other investments. AB’s trading and AFS investments include U.S. Treasury bills and equity and fixed income mutual funds’ investments. Trading investments are purchased for short-term investment, principally to fund liabilities related to deferred compensation plans and to seed new investment services. Although AFS investments are purchased for long-term investment, the portfolio strategy considers them AFS from time to time due to changes in market interest rates, equity prices and other relevant factors. Other investments include investments in hedge funds sponsored by AB and other private investment vehicles.
Investments with Interest Rate Risk – Fair Value
The table below provides AB’s potential exposure with respect to its fixed income investments, measured in terms of fair value, to an immediate 1% increase in interest rates at all maturities from the levels prevailing as of December 31, 2020 and 2019:
Interest Rate Risk Exposure

	December 31, 2020			December 31, 2019
	Fair Value	Balance After -1% Change	Balance After +1% Change	Fair Value	Balance After -1% Change	Balance After +1% Change
	(in millions)
Fixed Income Investments:
Trading	$36	$38	$33	$36	$39	$34

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
Investments with Equity Price Risk – Fair Value
AB’s investments include investments in equity mutual funds and equity hedge funds. The following table presents AB’s potential exposure from its equity investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing as of December 31, 2020 and 2019:
Equity Price Risk Exposure

	December 31, 2020			December 31, 2019
	Fair Value	Balance After +10% Equity Price Change	Balance After -10% Equity Price Change	Fair Value	Balance After +10% Equity Price Change	Balance After -10% Equity Price Change
	(in millions)
Equity Investments:
Trading	$138	$151	$124	$151	$166	$137
Other investments	$80	$88	$72	$80	$88	$72

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
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Equitable Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the consolidated financial statements, including the related notes and financial statement schedules, of Equitable Holdings, Inc. and its subsidiaries (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle

As discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Amortization and Valuation of Deferred Policy Acquisition Costs (“DAC”) related to Variable and Interest Sensitive Life Products and Variable Annuity Products with Guaranteed Minimum Benefits
As described in Note 2 to the consolidated financial statements, DAC represents acquisition costs that vary with and are primarily related to the acquisition of new and renewal insurance business that are deferred. A significant portion of the $4.2 billion DAC as of December 31, 2020 is associated with the variable and interest sensitive life and variable annuity products with guaranteed minimum benefits. DAC associated with certain variable annuity products is amortized based on estimated assessments, with DAC on the remainder of variable annuities, Universal Life and investment-type products amortized over the expected total life of the contract group as a constant percentage of estimated gross profits. DAC is subject to recoverability testing at the time of policy issue and loss recognition testing at the end of each accounting period. The DAC amortization and valuation estimates for these products are determined using models and significant assumptions related to projected future separate account performance, mortality, contract persistency, and general account investment spread.
The principal considerations for our determination that performing procedures relating to the amortization and valuation of DAC related to variable and interest sensitive life products and variable annuity products with guaranteed minimum benefits is a critical audit matter are (i) the significant judgment by management when determining the amortization and valuation estimates, which in turn led to a high degree of auditor judgment and subjectivity in performing audit procedures relating to the amortization and valuation of DAC; (ii) the significant audit effort in evaluating the audit evidence relating to the models and significant assumptions related to projected future separate account performance, mortality, contract persistency, and general account investment spread; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge. As previously disclosed by management, a material weakness existed during the year related to this matter.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to amortization and valuation of DAC related to variable and interest sensitive life products and variable annuity products with guaranteed minimum benefits, including controls over the relevant models and development of the significant assumptions. These procedures also included, among others, testing management’s process for determining the amortization and valuation estimates of DAC, which included (i) testing the completeness and accuracy of the historical data provided by management to develop and update the significant assumptions, (ii) testing that significant assumptions are accurately reflected in the relevant models, and (iii) the use of professionals with specialized skill and knowledge to assist in evaluating the appropriateness of the relevant models and the reasonableness of the significant assumptions related to projected future separate account performance, mortality, contract persistency, and general account investment spread. Evaluating these significant assumptions involved consideration of the Company’s experience, industry trends, and market conditions, as applicable.
Valuation of Guaranteed Minimum Benefit Features related to Certain Life and Annuity Contracts
As described in Notes 2 and 8 to the consolidated financial statements, future policy benefits and other policyholders’ liabilities of $39.9 billion as of December 31, 2020 included reserves related to guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefit (“GMIB”) features, some of which are related to embedded derivatives liabilities, and reserves related to participating traditional life products, non-participating traditional life products, and individual health benefit liabilities. For certain contracts with guaranteed minimum benefit features, the benefits are accounted for as reserves and determined by estimating the expected value of death or income benefits in excess of the projected contract accumulation value and recognizing the excess over the estimated life based on expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date. The determination of this estimated liability is based on models that involve numerous assumptions and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender and withdrawal rates, mortality experience, and, for contracts with the GMIB feature, GMIB election rates. For certain contracts with guaranteed minimum benefit features, the benefits are accounted for as embedded derivatives, at fair value using a discounted cash flow valuation technique that incorporates significant unobservable inputs with respect to non-performance risk, lapse rates, withdrawal rates, annuitization, and mortality rates.
The principal considerations for our determination that performing procedures relating to the valuation of guaranteed minimum benefit features related to certain life and annuity contracts is a critical audit matter are (i) the significant judgment by management when determining these estimates, which in turn led to a high degree of auditor judgment and subjectivity in performing audit procedures relating to the valuation of guaranteed minimum benefit features; (ii) the significant audit effort in evaluating the audit evidence relating to benefits accounted for as reserves, specifically, the significant assumptions of expected market rates of return and volatility, contract surrender and withdrawal rates, mortality experience, and, for contracts with the GMIB feature, GMIB election rates, and for benefits accounted for as embedded derivatives, the unobservable inputs of non-performance risk, lapse rates, withdrawal rates, annuitization, and mortality rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge. As previously disclosed by management, a material weakness existed during the year related to this matter.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to valuation of guaranteed minimum benefit features related to certain life and annuity contracts, including controls over the relevant models and development of the significant assumptions and unobservable inputs. These procedures also included, among others, testing management’s process for determining the valuation of guaranteed minimum benefit features, which included (i) testing the completeness and accuracy of the historical data provided by management to develop and update the significant assumptions and unobservable inputs, (ii) testing that significant assumptions and unobservable inputs are accurately reflected in the relevant models, and (iii) the use of professionals with specialized skill and knowledge to assist in evaluating the appropriateness of the relevant methods used for the valuation of guaranteed minimum benefit features and the reasonableness of the significant assumptions related to expected market rates of return and volatility, contract surrender and withdrawal rates, mortality experience, and, for contracts with the GMIB feature, GMIB election rates, and unobservable inputs of non-performance risk, lapse rates, withdrawal rates, annuitization, and mortality rates. Evaluating these significant assumptions and unobservable inputs involved consideration of the Company’s experience, industry trends, and market conditions, as applicable.
Valuation of Guaranteed Minimum Income Benefit (“GMIB”) Reinsurance Contract Asset
As described in Notes 2 and 8 to the consolidated financial statements, the fair value of the GMIB reinsurance contract asset was $2.5 billion as of December 31, 2020. A portion of the directly written GMIBs are accounted for as insurance liabilities, but the associated reinsurance agreements contain embedded derivatives. These embedded derivatives are included in GMIB reinsurance contract asset, at fair value. The GMIB reinsurance contract asset’s fair value reflects the present value of reinsurance premiums, net of recoveries, and risk margins over a range of market consistent economic scenarios. Management determined the fair value of the GMIB reinsurance contract asset using a discounted cash flow valuation technique that incorporates significant unobservable inputs with respect to non-performance risk, lapse rates, withdrawal rates, utilization rates, volatility rates, and mortality rates.
The principal considerations for our determination that performing procedures relating to the valuation of GMIB reinsurance contract asset is a critical audit matter are (i) the significant judgment by management when determining the fair value of the GMIB reinsurance contract asset, which in turn led to a high degree of auditor judgment and subjectivity in performing audit procedures relating to the fair value measurement; (ii) the significant audit effort in evaluating the audit evidence relating to the valuation technique and significant unobservable inputs related to non-performance risk, lapse rates, withdrawal rates, utilization rates, volatility rates, and mortality rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge. As previously disclosed by management, a material weakness existed during the year related to this matter.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to valuation of the GMIB reinsurance contract asset, including controls over the valuation technique and determination of significant unobservable inputs. These procedures also included, among others, testing management’s process for determining the fair value of the GMIB reinsurance contract asset, which included (i) testing the completeness and accuracy of the historical data provided by management to develop and update the significant unobservable inputs, (ii) testing that significant unobservable inputs are accurately reflected in the relevant valuation technique, and (iii) the use of professionals with specialized skill and knowledge to assist in evaluating the appropriateness of the valuation technique and the reasonableness of significant unobservable inputs related to non-performance risk, lapse rates, withdrawal rates, utilization rates, volatility rates, and mortality rates. Evaluating these significant unobservable inputs involved consideration of the Company’s experience, industry trends, and market conditions, as applicable.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 24, 2021
We have served as the Company’s auditor since 1993.

EQUITABLE HOLDINGS, INC.
Consolidated Balance Sheets
December 31, 2020 and 2019

	December 31,
	2020	2019
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $72,867 and $62,937) (allowance for credit losses of $13 at December 31, 2020)	$81,638	$66,343
Fixed maturities, at fair value using the fair value option (1)	389	—
Mortgage loans on real estate (net of allowance for credit losses of $81 at December 31, 2020)	13,159	12,107
Policy loans	4,118	3,735
Other equity investments (1)	1,502	1,344
Trading securities, at fair value	5,553	7,031
Other invested assets (1)	2,728	2,780
Total investments	109,087	93,340
Cash and cash equivalents (1)	6,179	4,405
Cash and securities segregated, at fair value	1,753	1,095
Broker-dealer related receivables	2,223	1,987
Deferred policy acquisition costs	4,243	5,837
Goodwill and other intangible assets, net	4,737	4,751
Amounts due from reinsurers (allowance for credit losses of $5 at December 31, 2020)	4,566	4,592
GMIB reinsurance contract asset, at fair value	2,488	2,139
Other assets (1)	3,701	3,800
Assets held-for-sale	470	962
Separate Accounts assets	135,950	126,910
Total Assets	$275,397	$249,818
LIABILITIES
Policyholders’ account balances	$66,820	$58,879
Future policy benefits and other policyholders' liabilities	39,881	34,635
Broker-dealer related payables	1,443	722
Customer related payables	3,417	2,523
Amounts due to reinsurers	1,381	1,404
Short-term and long-term debt	4,115	4,111
Current and deferred income taxes	749	528
Notes issued by consolidated variable interest entities, at fair value using the fair value option (1)	313	—
Other liabilities (1)	3,686	3,970
Liabilities held-for-sale	322	724
Separate Accounts liabilities	135,950	126,910
Total Liabilities	$258,077	$234,406
Redeemable noncontrolling interest (1) (2)	$143	$365
Commitments and contingent liabilities (Note 17)
EQUITY
Equity attributable to Holdings:
Preferred stock and additional paid-in capital, $1 par value and $25,000 liquidation preference	$1,269	$775
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 552,896,328 and 552,896,328 shares issued, respectively; 440,776,011 and 463,711,392 shares outstanding, respectively	5	5
Additional paid-in capital	1,985	1,920
Treasury stock, at cost, 112,120,317 and 89,184,936 shares, respectively	(2,245)	(1,832)
Retained earnings	10,699	11,744
Accumulated other comprehensive income (loss)	3,863	844
Total equity attributable to Holdings	15,576	13,456
Noncontrolling interest	1,601	1,591
Total Equity	17,177	15,047
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$275,397	$249,818
____________
(1) See Note 2 for details of balances with VIEs.
(2) See Note 22 for details of redeemable noncontrolling interest.

See Notes to Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Income (Loss)
Years Ended December 31, 2020, 2019, 2018

	Year Ended December 31,
	2020	2019	2018
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$3,735	$3,778	$3,834
Premiums	997	1,147	1,094
Net derivative gains (losses)	(1,722)	(4,012)	(250)
Net investment income (loss)	3,477	3,699	2,693
Investment gains (losses), net:
Credit losses on Available for Sale debt securities and loans	(58)	—	(42)
Other investment gains (losses), net	802	73	(44)
Total investment gains (losses), net	744	73	(86)
Investment management and service fees	4,608	4,380	4,268
Other income	576	554	516
Total revenues	12,415	9,619	12,069

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	5,326	4,385	2,856
Interest credited to policyholders’ account balances	1,222	1,263	1,067
Compensation and benefits	2,096	2,081	2,079
Commissions and distribution-related payments	1,351	1,242	1,165
Interest expense	200	221	231
Amortization of deferred policy acquisition costs	1,613	597	371
Other operating costs and expenses	1,700	1,890	1,810
Total benefits and other deductions	13,508	11,679	9,579
Income (loss) from continuing operations, before income taxes	(1,093)	(2,060)	2,490
Income tax (expense) benefit	744	593	(301)
Net income (loss)	(349)	(1,467)	2,189
Less: Net income (loss) attributable to the noncontrolling interest	299	297	334
Net income (loss) attributable to Holdings	$(648)	$(1,764)	$1,855
Less: Preferred stock dividends	53	—	—
Net income (loss) available to Holdings’ common shareholders	$(701)	$(1,764)	$1,855

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$(1.56)	$(3.57)	$3.33
Diluted	$(1.56)	$(3.57)	$3.33
Weighted average common shares outstanding (in millions):
Basic	450.4	493.6	556.4
Diluted	450.4	493.6	556.5

See Notes to Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2020, 2019, 2018

	Year Ended December 31,
	2020	2019	2018
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(349)	$(1,467)	$2,189
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	2,956	2,258	(1,326)
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	48	(15)	189
Foreign currency translation adjustment	22	5	(32)
Total other comprehensive income (loss), net of income taxes	3,026	2,248	(1,169)
Comprehensive income (loss)	2,677	781	1,020
Less: Comprehensive income (loss) attributable to the noncontrolling interest	306	293	349
Comprehensive income (loss) attributable to Holdings	$2,371	$488	$671
See Notes to Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2020, 2019, 2018

	Equity Attributable to Holdings
	Preferred Stock and Additional Paid-In Capital	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
	(in millions)
January 1, 2020	$775	$5	$1,920	$(1,832)	$11,744	$844	$13,456	$1,591	$15,047
Cumulative effect of adoption of ASU 2016-03, Current Expected Credit Loss	—	—	—	—	(30)	—	(30)	—	(30)
Stock compensation	—	—	27	17	—	—	44	69	113
Purchase of treasury stock	—	—	—	(430)	—	—	(430)	—	(430)
Reissuance of treasury stock		—	—	—	(17)	—	(17)	—	(17)
Repurchase of AB Holding units	—	—	(48)	—	—	—	(48)	(53)	(101)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(305)	(305)
Dividends on common stock (cash dividends declared per common share of $0.66)	—	—	—	—	(297)	—	(297)	—	(297)
Dividends on preferred stock	—	—	—	—	(53)	—	(53)	—	(53)
Issuance of preferred stock	494	—	—	—	—	—	494	—	494
Net income (loss)	—	—	—	—	(648)	—	(648)	302	(346)
Other comprehensive income (loss)	—	—	—	—	—	3,019	3,019	7	3,026
Other	—	—	86	—	—	—	86	(10)	76
December 31, 2020	$1,269	$5	$1,985	$(2,245)	$10,699	$3,863	$15,576	$1,601	$17,177

January 1, 2019	$—	$5	$1,908	$(640)	$13,937	$(1,408)	$13,802	$1,566	$15,368
Stock compensation	—	—	152	9	—	—	161	77	238
Purchase of treasury stock	—	—	—	(1,343)	(2)	—	(1,345)	—	(1,345)
Repurchase of AB Holding units	—	—	(112)	—	—	—	(112)	(61)	(173)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(256)	(256)
Dividends on common stock (cash dividends declared per common share of $0.58)	—	—	—	—	(285)	—	(285)	—	(285)
Issuance of preferred stock	775	—	—	—	—	—	775	—	775
Net income (loss)	—	—	—	—	(1,764)	—	(1,764)	263	(1,501)
Other comprehensive income (loss)	—	—	—	—	—	2,252	2,252	(4)	2,248
Other	—	—	(28)	—	—	—	(28)	6	(22)
December 31, 2019	$775	$5	$1,920	$(1,832)	$11,744	$844	$13,456	$1,591	$15,047

January 1, 2018	$—	$5	$1,299	$—	$12,138	$(128)	$13,314	$3,097	$16,411
Purchase of treasury stock	—	—	—	(648)	—	—	(648)	—	(648)
Reissuance of treasury stock	—	—	—	8	(8)	—	—	—	—
Repurchase of AB Holding units	—	—	—	—	—	—	—	(95)	(95)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(346)	(346)
Dividends on common stock (cash dividends declared per common share of $0.26)	—	—	—	—	(157)	—	(157)	—	(157)
Capital contribution from parent	—	—	695	—	—	—	695	—	695
Purchase of AB Units by Holdings	—	—	—	—	—	—	—	(1,525)	(1,525)
Purchase of AllianceBernstein Units from noncontrolling interest	—	—	17	—	—	—	17	—	17
Cumulative effect of adoption of revenue recognition standard ASC 606	—	—	—	—	13	—	13	19	32
Cumulative effect of adoption of ASU 2018-02, Reclassification of Certain Tax Effects	—	—	—	—	89	(89)	—	—	—
Cumulative effect of adoption of ASU 2016-01, Financial Instruments	—	—	—	—	7	(7)	—	—	—
Net income (loss)	—	—	—	—	1,855	—	1,855	316	2,171
Other comprehensive income (loss)	—	—	—	—	—	(1,184)	(1,184)	15	(1,169)
Other	—	—	(103)	—	—	—	(103)	85	(18)
December 31, 2018	$—	$5	$1,908	$(640)	$13,937	$(1,408)	$13,802	$1,566	$15,368

See Notes to Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2020, 2019, 2018

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(349)	$(1,467)	$2,189
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	1,222	1,263	1,067
Policy charges and fee income	(3,735)	(3,778)	(3,834)
Net derivative (gains) losses	1,722	4,012	250
Credit losses on available-for-sale debt securities and loans	58	—	42
Investment (gains) losses, net	(872)	(206)	44
Loss on businesses held-for-sale	69	133	—
Realized and unrealized (gains) losses on trading securities	(170)	(502)	237
Non-cash long term incentive compensation expense	210	278	228
Non-cash pension plan restructuring	—	—	109
Amortization and depreciation	1,757	675	296
Equity (income) loss from limited partnerships	(83)	(92)	(119)
Changes in:
Net broker-dealer and customer related receivables/payables	667	(403)	838
Reinsurance recoverable	(401)	(146)	(191)
Segregated cash and securities, net	(659)	75	(345)
Capitalization of deferred policy acquisition costs	(670)	(754)	(697)
Future policy benefits	1,953	962	(458)
Current and deferred income taxes	(571)	(102)	627
Other, net	(209)	(164)	(222)
Net cash provided by (used in) operating activities	$(61)	$(216)	$61

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$18,986	$13,327	$10,631
Fixed maturities, at fair value using the fair value option	7	—	—
Mortgage loans on real estate	630	952	768
Trading account securities	2,162	10,717	9,340
Real estate joint ventures	55	5	139
Short term investments	1,497	2,643	6,267
Other	1,005	306	330
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(28,197)	(29,610)	(12,794)
Fixed maturities, at fair value using the fair value option	(311)	—	—
Mortgage loans on real estate	(1,747)	(1,240)	(1,642)
Trading account securities	(708)	(1,123)	(11,401)
Short term investments	(1,098)	(2,776)	(5,058)
Other	(1,167)	(430)	(233)
Cash from the sale of business, net of cash sold	164	—	—
Cash settlements related to derivative instruments	1,166	(954)	583
Repayments of loans to affiliates	—	—	1,230
Investment in capitalized software, leasehold improvements and EDP equipment	(107)	(93)	(123)
Other, net	(160)	(220)	(86)
Net cash provided by (used in) investing activities	$(7,823)	$(8,496)	$(2,049)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$11,446	$12,843	9,994

See Notes to Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2020, 2019, 2018

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Withdrawals	(4,332)	(4,619)	(4,600)
Transfers (to) from Separate Accounts	2,452	1,769	1,724
Change in short-term financings	—	(546)	(1,310)
Change in collateralized pledged assets	(139)	(71)	31
Change in collateralized pledged liabilities	848	1,361	(576)
(Decrease) increase in overdrafts payable	(13)	(60)	3
Repayment of loans from affiliates	—	—	(3,000)
Issuance of long-term debt	—	—	4,057
Repayment of long-term debt	—	(300)	—
Proceeds from notes issued by consolidated VIEs	313	—	—
Dividends paid on common stock	(297)	(285)	(157)
Dividends paid on preferred stock	(53)	—	—
Issuance of preferred stock	494	775	—
Purchase of AllianceBernstein Units	—	—	(1,340)
Purchases of AB Holding Units to fund long-term incentive compensation plan awards	(149)	(172)	(267)
Purchase of treasury shares	(430)	(1,350)	(648)
Purchases (redemptions) of noncontrolling interests of consolidated company-sponsored investment funds	(210)	169	(472)
Distribution to noncontrolling interest of consolidated subsidiaries	(304)	(256)	(346)
Increase (decrease) in securities sold under agreement to repurchase	—	(573)	(1,314)
Other, net	48	20	(124)
Net cash provided by (used in) financing activities	$9,674	$8,705	$1,655

Effect of exchange rate changes on cash and cash equivalents	$23	$8	$(12)
Change in cash and cash equivalents	1,813	1	(345)
Cash and cash equivalents, beginning of year	4,405	4,469	4,814
Change in cash of businesses held-for-sale	(39)	(65)	—
Cash and cash equivalents, end of year	$6,179	$4,405	$4,469

Supplemental cash flow information:
Interest paid	215	273	178
Income taxes (refunded) paid	$(173)	$(506)	$57

Non-cash transactions:
Capital contribution from parent company	$—	$—	$622
(Settlement) issuance of long-term debt	$—	$—	$(202)
Transfer of assets to reinsurer	$—	$—	$(604)
Contribution of 0.5% minority interest in AXA Financial, Inc.	$—	$—	$65
Repayment of loans from affiliates	$—	$—	$(622)

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
•The Investment Management and Research segment provides diversified investment management, research and related solutions globally to a broad range of clients through three main client channels - Institutional, Retail and Private Wealth Management - and distributes its institutional research products and solutions through Bernstein Research Services. The Investment Management and Research segment reflects the business of AB Holding and ABLP and their subsidiaries (collectively, AB).
•The Protection Solutions segment includes the Company’s life insurance and group employee benefits businesses. The life insurance business offers a variety of VUL, IUL and term life products to help affluent and high net worth individuals, as well as small and medium-sized business owners, with their wealth protection, wealth transfer and corporate needs. Our group employee benefits business offers a suite of life, short- and long-term disability, dental and vision insurance products to small and medium-size businesses across the United States.
The Company reports certain activities and items that are not included in our segments in Corporate and Other. Corporate and Other includes certain of our financing and investment expenses. It also includes: Equitable Advisors broker-dealer business, closed block of life insurance (the “Closed Block”), run-off variable annuity reinsurance business, run-off group pension business, run-off health business, benefit plans for our employees, certain strategic investments and certain unallocated items, including capital and related investments, interest expense and corporate expense. AB’s results of operations are reflected in the Investment Management and Research segment. Accordingly, Corporate and Other does not include any items applicable to AB.
As of December 31, 2020 and 2019, the Company’s economic interest in AB was approximately 65%. The General Partner of AB is a wholly-owned subsidiary of the Company. Because the General Partner has the authority to manage and control the business of AB, AB is consolidated in the Company’s financial statements for all periods presented.
On October 27, 2020, the Company entered into a Master Transaction Agreement with Venerable Insurance and Annuity Company, an insurance company domiciled in Iowa, pursuant to which, among other things, VIAC will acquire all of the shares of the capital stock of CS Life, a wholly owned subsidiary of the Company. The transaction is expected to close in the second quarter of 2021 and is subject to conditions specified in the Agreement, including the receipt of required regulatory approvals. Prior to the closing, CS Life will affect the recapture of all of the business that is currently ceded to CS Life RE Company, an insurance company domiciled in Arizona and wholly owned subsidiary of CS Life, and sell 100% of the common stock of CS Life RE to an affiliate. The assets and liabilities of CS Life, including those assets and liabilities associated with CS Life RE that are expected to be recaptured into CS Life immediately prior the closing, were reported as HFS in the Company’s consolidated balance sheets as of December 31, 2020. See Note 23 of the Notes to the Consolidated Financial Statements.
Immediately following the sale of CS Life, CS Life and Equitable Financial will enter into a coinsurance and modified coinsurance agreement (the “Reinsurace Agreement”), pursuant to which Equitable Financial will cede to CS Life, on a combined coinsurance and modified coinsurance basis, legacy variable annuity policies sold by Equitable Financial in 2006-2008 (the “Block”). The Block is comprised of non-New York “Accumulator” policies containing fixed rate GMIB and/or GMDB guarantees. CS Life will deposit assets supporting the general account liabilities relating to the Block into a trust account for the benefit of Equitable Financial to secure its obligations to Equitable Financial under the Reinsurance Agreement. Equitable Financial will reinsure the separate accounts relating to the Block on a modified coinsurance basis. At closing, VIAC will contribute additional assets to the trust such that trust assets will

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
exceed the liabilities they secure. Venerable will provide a holding company guarantee of CS Life’s obligation to Equitable Financial under the Reinsurance Agreement. In addition, the investment of assets in the trust account will be subject to investment guidelines and certain capital adequacy related triggers will strengthen the requirements of the trust. The Reinsurance Agreement also contains additional counterparty risk management and mitigation provisions.
2)     SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.
The accompanying consolidated financial statements present the consolidated results of operations, financial condition, and cash flows of the Company and its subsidiaries and those investment companies, partnerships and joint ventures in which the Company has control and a majority economic interest as well as those VIEs that meet the requirements for consolidation.
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
All significant intercompany transactions and balances have been eliminated in consolidation. The years “2020”, “2019” and “2018” refer to the years ended December 31, 2020, 2019 and 2018, respectively.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Adoption of New Accounting Pronouncements

Description	Effect on the Financial Statement or Other Significant Matters
ASU 2016-13: Financial Instruments—Credit Losses (Topic 326), as clarified and amended by ASU 2018-19: Codification Improvements to Topic 326, Financial Instruments—Credit Losses, ASU 2019-04: Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments and ASU 2019-05: Financial Instruments—Credit Losses (Topic 326) Targeted Transition Relief, ASU 2019-11: Codification Improvements to Topic 326, Financial Instruments—Credit Losses

ASU 2016-13 contains new guidance which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for AFS debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.

ASU 2019-05 provides entities that have instruments within the scope of Subtopic 326-20 an option to irrevocably elect the fair value option on an instrument-by-instrument basis upon adoption of Topic 326.

ASU 2018-19, ASU 2019-04 and ASU 2019-11 clarified the codification guidance and did not materially change the standard.

On January 1, 2020, the Company adopted the new standard and completed implementation of its updated CECL models, processes and controls related to the identified financial assets that fall within the scope of the new standard. Upon adoption, the Company recorded a cumulative effect adjustment to reduce the opening retained earnings balance by approximately $40 million, on a pre-tax and pre-DAC basis. The adjustment is primarily attributable to an increase in the allowance for credit losses associated with the Company’s commercial and agricultural mortgage loan portfolios and reinsurance.

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
ASU 2018-12: Financial Services - Insurance (Topic 944); ASU 2020-11: Financial Services - Insurance (Topic 944): Effective Date and Early Application
This ASU provides targeted improvements to existing recognition, measurement, presentation, and disclosure requirements for long-duration contracts issued by an insurance entity. The ASU primarily impacts four key areas, including:

In November 2020, the FASB issued ASU 2020-11 which deferred the effective date of the amendments in ASU 2018-12 for all insurance entities. ASU 2018-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is allowed.

The Company is currently evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements, however the adoption of the ASU is expected to have a significant impact on the Company’s consolidated financial condition, results of operations, cash flows and required disclosures, as well as processes and controls.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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
2. Measurement of MRBs. MRBs, as defined under the ASU, will encompass certain GMxB features associated with variable annuity products and other general account annuities with other than nominal market risk. The ASU requires MRBs to be measured at fair value with changes in value attributable to changes in instrument-specific credit risk recognized in OCI.
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
The Company will implement the new income tax accounting guidance as of the date of adoption, January 1, 2021. Management currently anticipates that the standard will not have a material impact on retained earnings as of the date of adoption.

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
This ASU is effective as of March 12, 2020 through December 31, 2022.
The Company is currently assessing the applicability of the optional expedients and exceptions provided under the ASU. Management is evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Investments
The carrying values of fixed maturities classified as AFS are reported at fair value. Changes in fair value are reported in OCI, net of allowance for credit losses, policy related amounts and deferred income taxes. Prior to January 1, 2020, the amortized cost of fixed maturities was adjusted for impairments in value deemed to be other than temporary which were recognized in Investment gains (losses), net. With the adoption of the new Financial Instruments-Credit Losses standard, changes in credit losses are recognized in investment gains (losses), net. The redeemable preferred stock investments that are reported in fixed maturities include REITs, perpetual preferred stock and redeemable preferred stock. These securities may not have a stated maturity, may not be cumulative and do not provide for mandatory redemption by the issuer.
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
The Company’s management, with the assistance of its investment advisors, evaluates AFS debt securities that experienced a decline in fair value below amortized cost for credit losses which are evaluated in accordance with the new financial instruments credit losses guidance effective January 1, 2020. The remainder of the unrealized loss related to other factors, if any, is recognized in OCI. Integral to this review is an assessment made each quarter, on a security-by-security basis, by the Company’s IUS Committee, of various indicators of credit deterioration to determine whether the investment security has experienced a credit loss. This assessment includes, but is not limited to, consideration of the severity of the unrealized loss, failure, if any, of the issuer of the security to make scheduled payments, actions taken by rating agencies, adverse conditions specifically related to the security or sector, the financial strength, liquidity and continued viability of the issuer.
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
Write-offs of AFS debt securities are recorded when all or a portion of a financial asset is deemed uncollectible. Full or partial write-offs are recorded as reductions to the amortized cost basis of the AFS debt security and deducted from the allowance in the period in which the financial assets are deemed uncollectible. The Company elected to reverse accrued interest deemed uncollectible as a reversal of interest income. In instances where the Company collects cash that it has previously written off, the recovery will be recognized through earnings.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
The carrying values of certain fixed maturities are reported at fair value where the fair value option has been elected. The fair value option allows the Company to elect fair value as an alternative measurement for selected financial assets and financial liabilities not otherwise reported at fair value. Such elections have been made to help mitigate volatility in earnings that result from different measurement attributes. Electing the fair value option also allows the consistent accounting in net investment income (loss) for certain assets and liabilities. Changes in fair value of fixed maturities that have elected the fair value option are reflected in realized and unrealized gains (losses) reported in net investment income (loss) in the consolidated statements of income (loss).
Notes issued by consolidated variable interest entities represent notes issued by certain asset-backed investment vehicles, primarily CLOs, which we are required to consolidate. The creditors of these VIEs do not have recourse to the Company in excess of the assets contained within the VIEs. The Company has elected the fair value option for the majority of these notes and has based the fair value on the corresponding debt security collateral. Changes in fair value are reported in net investment income (loss).
COLI has been purchased by the Company and certain subsidiaries on the lives of certain key employees and the Company and these subsidiaries are named as beneficiaries under these policies. COLI is carried at the cash surrender value of the policies. As of December 31, 2020 and 2019, the carrying value of COLI was $992 million and $944 million, respectively, and is reported in other invested assets in the consolidated balance sheets.
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
Derivatives
Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, values of securities or commodities, credit spreads, market volatility, expected returns and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior and non-performance risk used in valuation models. Derivative financial instruments generally used by the Company include equity, currency, and interest rate futures, total return and/or other equity swaps, interest rate swaps and floors, swaptions, variance swaps and equity options, all of which may be exchange-traded or contracted in the OTC market. All derivative positions are carried in the consolidated balance sheets at fair value, generally by obtaining quoted market prices or through the use of valuation models.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
Securities Repurchase and Reverse Repurchase Agreements
Securities repurchase and reverse repurchase transactions involve the temporary exchange of securities for cash or other collateral of equivalent value, with agreement to redeliver a like quantity of the same or similar securities at a future date prior to maturity at a fixed and determinable price. Securities repurchase and reverse repurchase transactions are conducted by the Company under a standardized securities industry master agreement, amended to suit the requirements of each respective counterparty. Transfers of securities under these agreements to repurchase or resell are evaluated by the Company to determine whether they satisfy the criteria for accounting treatment as secured borrowing or lending arrangements. Agreements not meeting the criteria would require recognition of the transferred securities as sales or purchases with related forward repurchase or resale commitments. All of the Company’s securities repurchase transactions are accounted for as collateralized borrowings with the related obligations distinctly captioned in the consolidated balance sheets. Earnings from investing activities related to the cash received under the Company’s securities repurchase arrangements are reported in the consolidated statements of income (loss) as “net investment income (loss)” and the associated borrowing cost is reported as “interest expense.” There were no outstanding balances under securities repurchase agreements as of December 31, 2020 and 2019. The Company has not actively engaged in securities reverse repurchase transactions.
Mortgage Loans on Real Estate
Mortgage loans are stated at unpaid principal balances, net of unamortized discounts and the allowance for credit losses. The Company calculates the allowance for credit losses in accordance with the CECL model in order to provide for the risk of credit losses in the lending process. Prior to the adoption of CECL on January 1, 2020, mortgage loans were stated at unpaid principal balances, net of unamortized discounts, premiums and valuation allowances. Valuation allowances were based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or on its collateral value if the loan was collateral dependent. For commercial and agricultural mortgage loans, an allowance for credit loss was typically recommended when management believed it was probable that principal and interest would not be collected according to the contractual terms.
Expected credit losses for loans with similar risk characteristics are estimated on a collective (i.e., pool) basis in order to meet CECL’s risk of loss concept which requires the Company to consider possibilities of loss, even if remote.
For collectively evaluated mortgages, the Company estimates the allowance for credit losses based on the amortized cost basis of its mortgages over their expected life using a PD / LGD model. The PD/LGD model incorporates the Company’s reasonable and supportable forecast of macroeconomic information over a specified period. The length of the reasonable and supportable forecast period is reassessed on a quarterly basis and may be adjusted as appropriate over time to be consistent with macroeconomic conditions and the environment as of the reporting date. For periods beyond the reasonable and supportable forecast period, the model reverts to historical loss information. The PD and LGD are estimated at the loan-level based on loans’ current and forecasted risk characteristics as well as macroeconomic forecasts. The PD is estimated using both macroeconomic conditions as well as individual loan risk characteristics including LTV ratios, DSC ratios, seasoning, collateral type, geography, and underlying credit. The LGD is driven primarily by the type and value of collateral, and secondarily by expected liquidation costs and time to recovery.
For individually evaluated mortgages, the Company continues to recognize a valuation allowance on the present value of expected future cash flows discounted at the loan’s original effective interest rate or on its collateral value.
The quantitative cumulative-effect of this change in the Company’s accounting policy on its loans portfolio for CECL is a $36 million pre-tax adjustment to the opening balance of retained earnings as of January 1, 2020.
The CECL model is configured to the Company’s specifications and takes into consideration the detailed risk attributes of each discrete loan in the mortgage portfolio which include, but are not limited to the following:

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
•LTV ratio – Derived from current loan balance divided by the fair market value of the property. An LTV ratio in excess of 100% indicates an underwater mortgage.
•DSC ratio – Derived from actual operating earnings divided by annual debt service. If the ratio is below 1.0x, then the income from the property does not support the debt.
•Occupancy – Criteria varies by property type but low or below market occupancy is an indicator of sub-par property performance.
•Lease expirations – The percentage of leases expiring in the upcoming 12 to 36 months are monitored as a decline in rent and/or occupancy may negatively impact the debt service coverage ratio. In the case of single-tenant properties or properties with large tenant exposure, the lease expiration is a material risk factor.
•Other – Any other factors such as maturity, borrower/tenant related issues, payment status, property condition, or current economic conditions may call into question the performance of the loan.
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
Individually assessed loans may include, but are not limited to, mortgages that have deteriorated in credit quality such as a TDR and reasonably expected TDRs, mortgages for which foreclosure is probable, and mortgages which have been classified as “potential problem” or “problem” loans within the Company’s IUS Committee processes as described below.
Within the IUS process, commercial mortgages 60 days or more past due and agricultural mortgages 90 days or more past due, as well as all mortgages in the process of foreclosure, are identified as problem mortgage loans. Based on its monthly monitoring of mortgages, a class of potential problem mortgage loans are also identified, consisting of mortgage loans not currently classified as problem mortgage loans but for which management has doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the loan becoming a problem or being modified. The decision whether to classify a performing mortgage loan as a potential problem involves judgments by management as to likely future industry conditions and developments with respect to the borrower or the individual mortgaged property.
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
Troubled Debt Restructuring
The Company invests in commercial and agricultural mortgage loans included in the balance sheet as mortgage loans on real estate and privately negotiated fixed maturities included in the balance sheet as fixed maturities AFS. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a TDR has occurred. A modification is a TDR when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
of the concession granted in determining any impairment or changes in the specific credit allowance recorded in connection with the TDR. A credit allowance may have been recorded prior to the period when the loan is modified in a TDR. Accordingly, the carrying value (net of the allowance) before and after modification through a TDR may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment.
Net Investment Income (Loss), Investment Gains (Losses) Net and Unrealized Investment Gains (Losses)
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
Recognition of Insurance Income and Related Expenses
Deposits related to UL and investment-type contracts are reported as deposits to policyholders’ account balances. Revenues from these contracts consist of fees assessed during the period against policyholders’ account balances for mortality charges, policy administration charges and surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policyholders’ account balances.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
A significant assumption in the amortization of DAC on variable annuities and, to a lesser extent, on variable and interest-sensitive life insurance relates to projected future separate account performance. Management sets estimated future gross profit or assessment assumptions related to separate account performance using a long-term view of expected average market returns by applying a RTM approach, a commonly used industry practice. This future return approach influences the projection of fees earned, as well as other sources of estimated gross profits. Returns that are higher than expectations for a given period produce higher than expected account balances, increase the fees earned resulting in higher expected future gross profits and lower DAC amortization for the period. The opposite occurs when returns are lower than expected.
In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. As of December 31, 2020, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 7.0% (4.7% net of product weighted average Separate Accounts fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.7% net of product weighted average Separate Accounts fees and Investment Advisory fees) and 0.0% ((2.3%) net of product weighted average Separate Accounts fees and Investment Advisory fees), respectively. The maximum duration over which these rate limitations may be applied is five years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.
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
For participating traditional life policies (substantially all of which are in the Closed Block), DAC is amortized over the expected total life of the contract group as a constant percentage based on the present value of the estimated gross margin amounts expected to be realized over the life of the contracts using the expected investment yield. As of December 31, 2020, the average rate of assumed investment yields, excluding policy loans, for the Company was 4.6%

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
grading to 4.3% in 2025. Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the accumulated amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date. Many of the factors that affect gross margins are included in the determination of the Company’s dividends to these policyholders. DAC adjustments related to participating traditional life policies do not create significant volatility in results of operations as the Closed Block recognizes a cumulative policyholder dividend obligation expense in policyholders’ benefits for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization.
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
Premiums, policy charges and fee income, and policyholders’ benefits include amounts assumed under reinsurance agreements and are net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in other revenues. With respect to GMIBs, a portion of the directly written GMIBs are accounted for as insurance liabilities, but the associated reinsurance agreements contain embedded derivatives as they are net settled. These embedded derivatives are included in GMIB reinsurance contract asset, at fair value with changes in estimated fair value reported in net derivative gains (losses).
If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. Deposits received are included in other liabilities and deposits made are included within other assets. As amounts are

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
paid or received, consistent with the underlying contracts, the deposit assets or liabilities are adjusted. Interest on such deposits is recorded as other income or other operating costs and expenses, as appropriate. Periodically, the Company evaluates the adequacy of the expected payments or recoveries and adjusts the deposit asset or liability through other revenues or other expenses, as appropriate.
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
For non-participating traditional life insurance policies, future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on the Company’s experience that, together with interest and expense assumptions, includes a margin for adverse deviation. Benefit liabilities for traditional annuities during the accumulation period are equal to accumulated policyholders’ fund balances and, after annuitization, are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 3.5% to 7.3% (weighted average of 5.0%) for approximately 99.2% of life insurance liabilities and from 1.5% to 5.4% (weighted average of 3.6%) for annuity liabilities.
Individual health benefit liabilities for active lives are estimated using the net level premium method and assumptions as to future morbidity, withdrawals and interest. Benefit liabilities for disabled lives are estimated using the present value of benefits method and experience assumptions as to claim terminations, expenses and interest. While management believes its DI reserves have been calculated on a reasonable basis and are adequate, there can be no assurance reserves will be sufficient to provide for future liabilities.
Obligations arising from funding agreements are also reported in policyholders’ account balances in the consolidated balance sheets. As a member of the FHLB, the Company has access to collateralized borrowings. The Company may also issue funding agreements to the FHLB. Both the collateralized borrowings and funding agreements would require the Company to pledge qualified mortgage-backed assets and/or government securities as collateral.
The Company has issued and continues to offer certain variable annuity products with GMDB and/or contain a GMLB (collectively, the “GMxB features”) which, if elected by the policyholder after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates. This minimum lifetime annuity is based on predetermined annuity purchase rates applied to a GMIB base. The Company previously issued certain variable annuity products with GIB, GWBL, GMWB, and GMAB features. The Company has also assumed reinsurance for products with GMxB features.
Reserves for products that have GMIB features, but do not have no-lapse guarantee features, and products with GMDB features are determined by estimating the expected value of death or income benefits in excess of the projected contract accumulation value and recognizing the excess over the estimated life based on expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date. These reserves are recorded within future policy benefits and other policyholders’ liabilities. The determination of this estimated future policy benefits liability is based on models

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
that involve numerous assumptions and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender and withdrawal rates, mortality experience, and, for contracts with the GMIB feature, GMIB election rates. Assumptions regarding separate account performance used for purposes of this calculation are set using a long-term view of expected average market returns by applying a RTM approach, consistent with that used for DAC amortization. There can be no assurance that actual experience will be consistent with management’s estimates.
Products that have a GMIB feature with a no-lapse guarantee rider (“GMIBNLG”), GIB, GWBL, GMWB and GMAB features and the assumed products with GMIB features (collectively “GMxB derivative features”) are considered either freestanding or embedded derivatives and discussed below under (“Embedded and Freestanding Insurance Derivatives”).
After the initial establishment of reserves, premium deficiency and loss recognition tests are performed each period end using best estimate assumptions as of the testing date without provisions for adverse deviation. When the liabilities for future policy benefits plus the present value of expected future gross premiums for the aggregate product group are insufficient to provide for expected future policy benefits and expenses for that line of business (i.e., reserves net of any DAC asset), DAC would first be written off and thereafter, if required, a premium deficiency reserve would be established by a charge to earnings. Premium deficiency reserves are recorded for the group single premium annuity business, certain interest-sensitive life contracts, structured settlements, individual disability income and major medical. Additionally, in certain instances the policyholder liability for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. This pattern of profits followed by losses is exhibited in our VISL business and is generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. We accrue for these PFBL using a dynamic approach that changes over time as the projection of future losses change.
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
Additionally, the Company cedes and assumes reinsurance of products with GMxB features, which are considered either an embedded or freestanding derivative, and measured at fair value. The GMxB reinsurance contract asset and liabilities’ fair values reflect the present value of reinsurance premiums, net of recoveries, and risk margins over a range of market-consistent economic scenarios.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Separate Accounts
Generally, Separate Accounts established under New York State and Arizona State Insurance Law are not chargeable with liabilities that arise from any other business of the Company. Separate Accounts assets are subject to General Account claims only to the extent Separate Accounts assets exceed separate accounts liabilities. Assets and liabilities of the Separate Account represent the net deposits and accumulated net investment earnings (loss) less fees, held primarily for the benefit of policyholders, and for which the Company does not bear the investment risk. Separate Accounts assets and liabilities are shown on separate lines in the consolidated balance sheets. Assets held in Separate Accounts are reported at quoted market values or, where quoted values are not readily available or accessible for these securities, their fair value measures most often are determined through the use of model pricing that effectively discounts prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to policyholders of such Separate Accounts are offset within the same line in the consolidated statements of income (loss). For 2020, 2019 and 2018, investment results of such Separate Accounts were gains (losses) of $17.0 billion, $23.4 billion and $(7.3) billion, respectively.
Deposits to Separate Accounts are reported as increases in Separate Accounts assets and liabilities and are not reported in the consolidated statements of income (loss). Mortality, policy administration and surrender charges on all policies including those funded by Separate Accounts are included in revenues.
The Company reports the General Account’s interests in Separate Accounts as trading securities, at fair value, in the consolidated balance sheets.
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
Goodwill and Other Intangible Assets
Goodwill recorded by the Company represents the excess of purchase price over the estimated fair value of identifiable net assets of companies acquired in a business combination and relates principally to the acquisition of SCB Inc., an investment research and management company formerly known as Sanford C. Bernstein Inc. (“Bernstein Acquisition”) and the purchase of AB Units. The Company tests goodwill for recoverability each annual reporting period at December 31 and at interim periods if facts or circumstances are indicative of potential impairment.
Starting as of June 30, 2020, the Company changed its measurement of the fair value of its Investment Management and Research reporting unit from a discounted cash flow valuation technique to a market valuation approach. Under the market valuation approach, the fair value of the reporting unit is based on its adjusted market valuation assuming a control premium. The Company determined that this valuation technique provided a more exact determination of fair value for the reporting unit and was applied during its annual testing for goodwill recoverability at December 31, 2020.
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
Deferred Sales Commissions, Net
Commissions paid to financial intermediaries in connection with the sale of shares of open-end AB sponsored mutual funds sold without a front-end sales charge (“back-end load shares”) are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years for U.S. fund shares and four years for non-U.S. fund shares, the periods of time during which the deferred sales commissions are generally recovered. These commissions are recovered from distribution services fees received from those funds and from CDSC received from shareholders of

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
those funds upon the redemption of their shares. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. Since January 31, 2009, AB sponsored U.S. mutual funds have not offered back-end load shares to new investors.
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
As of December 31, 2020 and 2019, respectively, net deferred sales commissions from AB totaled $64 million and $36 million and are included within other assets in the consolidated balance sheets. The estimated amortization expense of deferred sales commissions, based on the December 31, 2020 net asset balance for each of the next four years is $29 million, $24 million, $11 million and $1 million. The Company tests the deferred sales commission asset for impairment quarterly by comparing undiscounted future cash flows to the recorded value, net of accumulated amortization. Each quarter, significant assumptions used to estimate the future cash flows are updated to reflect management’s consideration of current market conditions on expectations made with respect to future market levels and redemption rates. As of December 31, 2020 and 2019, the Company determined that the deferred sales commission asset was not impaired.
Capitalized Computer Software and Hosting Arrangements
Capitalized computer software and hosting arrangements include certain internal and external costs used to implement internal-use software and cloud computing hosting arrangements. These capitalized computer costs are included in other assets in the consolidated balance sheets and amortized on a straight-line basis over the estimated useful life of the software or term of the hosting arrangement that ranges between three and five years. Capitalized amounts are periodically tested for impairment in accordance with the guidance on impairment of long-lived assets. An immediate charge to earnings is recognized if capitalized computer costs no longer are deemed to be recoverable. In addition, service potential is periodically reassessed to determine whether facts and circumstances have compressed the software’s useful life or a significant change in the term of the hosting arrangement such that acceleration of amortization over a shorter period than initially determined would be required.
Capitalized computer software and hosting arrangements, net of accumulated amortization, amounted to $191 million and $189 million as of December 31, 2020 and 2019, respectively. Amortization of capitalized computer software and hosting arrangements in 2020, 2019 and 2018 was $60 million, $52 million and $49 million, respectively, recorded in other operating costs and expenses in the consolidated statements of income (loss).
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
benefit can be recorded in the consolidated financial statements. Tax positions are then measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.
ABLP is a private partnership for federal income tax purposes and, accordingly, is not subject to federal and state corporate income taxes. However, ABLP is subject to a 4.0% New York City unincorporated business tax. AB Holding is subject to a 3.5% federal tax on partnership gross income from the active conduct of a trade or business. Domestic corporate subsidiaries of AB are subject to federal, state and local income taxes. Foreign corporate subsidiaries are generally subject to taxes in the foreign jurisdictions where they are located.
Recognition of Investment Management and Service Fees and Related Expenses
Investment management, advisory and service fees
Investment management and service fees principally include the Investment Management and Research segment’s investment advisory and service fees, distribution revenues and institutional research services revenue. Investment advisory and service base fees, generally calculated as a percentage, referred to as BPs, of assets under management, are recorded as revenue as the related services are performed. Certain investment advisory contracts, including those associated with hedge funds, provide for a performance-based fee, in addition to or in lieu of a base fee which is calculated as either a percentage of absolute investment results or a percentage of the investment results in excess of a stated benchmark over a specified period of time.
Investment management and administrative service fees are also earned by EIM and reported in the Individual Retirement, Group Retirement and Protection Solutions segments as well as certain asset-based fees associated with insurance contracts.
AB provides asset management services by managing customer assets and seeking to deliver returns to investors. Similarly, EIM provides investment management and administrative services, such as fund accounting and compliance services, to EQ Premier VIP Trust, EQAT and 1290 Funds as well as two private investment trusts established in the Cayman Islands, AXA Allocation Funds Trust and AXA Offshore Multimanager Funds Trust (collectively, the “Other AXA Trusts”). The contracts supporting these revenue streams create a distinct, separately identifiable performance obligation for each day the assets are managed for the performance of a series of services that are substantially the same and have the same pattern of transfer to the customer. Accordingly, these investment management, advisory, and administrative service base fees are recorded over time as services are performed and entitle the Company to variable consideration. Base fees, generally calculated as a percentage of AUM, are recognized as revenue at month-end when the transaction price no longer is variable and the value of the consideration is determined. These fees are not subject to claw back and there is minimal probability that a significant reversal of the revenue recorded will occur.
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
Research services
Research services revenue principally consists of brokerage transaction charges received by SCB LLC, SCBL and AB’s other sell side subsidiaries for providing equity research services to institutional clients. Brokerage commissions for trade execution services and related expenses are recorded on a trade-date basis when the performance obligations are satisfied. Generally, the transaction price is agreed upon at the point of each trade and based upon the number of

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
shares traded or the value of the consideration traded. Research revenues are recognized when the transaction price is quantified, collectability is assured and significant reversal of such revenue is not probable.
Distribution services
Revenues from distribution services include fees received as partial reimbursement of expenses incurred in connection with the sale of certain AB sponsored mutual funds and the 1290 Funds and for the distribution primarily of EQAT and EQ Premier VIP Trust shares to separate accounts in connection with the sale of variable life and annuity contracts. The amount and timing of revenues recognized from performance of these distribution services often is dependent upon the contractual arrangements with the customer and the specific product sold as further described below.
Most open-end management investment companies, such as U.S. funds and the EQAT and EQ Premier VIP Trusts and the 1290 Funds, have adopted a plan under Rule 12b-1 of the Investment Company Act that allows for certain share classes to pay out of assets, distribution and service fees for the distribution and sale of its shares (“12b-1 Fees”). These open-end management investment companies have such agreements with the Company, and the Company has selling and distribution agreements pursuant to which it pays sales commissions to the financial intermediaries that distribute the shares. These agreements may be terminated by either party upon notice (generally 30 days) and do not obligate the financial intermediary to sell any specific amount of shares.
The Company records 12b-1 fees monthly based upon a percentage of the NAV of the funds. At month-end, the variable consideration of the transaction price is no longer constrained as the NAV can be calculated and the value of consideration is determined. These services are separate and distinct from other asset management services as the customer can benefit from these services independently of other services. The Company accrues the corresponding 12b-1 fees paid to sub-distributors monthly as the expenses are incurred. The Company is acting in a principal capacity in these transactions; as such, these revenues and expenses are recorded on a gross basis in the consolidated statements of income (loss).
AB sponsored mutual funds offer back-end load shares in limited instances and charge the investor a CDSC if the investment is redeemed within a certain period. The variable consideration for these contracts is contingent upon the timing of the redemption by the investor and the value of the sales proceeds. Due to these constraining factors, the Company excludes the CDSC fee from the transaction price until the investor redeems the investment. Upon redemption, the cash consideration received for these contractual arrangements is recorded as a reduction of unamortized deferred sales commissions.
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
Other income
Revenues from contracts with customers reported as other income in the Company’s consolidated statements of income (loss) primarily consist of advisory account fees and brokerage commissions from the Company’s broker-dealer operations and sales commissions from the Company’s general agents for the distribution of non-affiliate insurers’ life insurance and annuity products. These revenues are recognized at month-end when constraining factors, such as AUM and product mix, are resolved and the transaction pricing no longer is variable such that the value of consideration can be determined.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Accounting and Consolidation of VIEs
For all new investment products and entities developed by the Company, the Company first determines whether the entity is a VIE, which involves determining an entity’s variability and variable interests, identifying the holders of the equity investment at risk and assessing the five characteristics of a VIE. Once an entity has been determined to be a VIE, the Company then determines whether it is the primary beneficiary of the VIE based on its beneficial interests. If the Company is deemed to be the primary beneficiary of the VIE, then the Company consolidates the entity.
Management of the Company reviews quarterly its investment management agreements and its investments in, and other financial arrangements with, certain entities that hold client AUM to determine the entities that the Company is required to consolidate under this guidance. These entities include certain mutual fund products, hedge funds, structured products, group trusts, collective investment trusts and limited partnerships.
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
Consolidated VIEs
The Company is the investment manager of certain asset-backed investment vehicles, commonly referred to as CLOs, and certain other vehicles for which the Company earns fee income for investment management services. The Company may sell or syndicate investments through these vehicles, principally as part of the strategic investing activity as part of its investment management businesses. Additionally, the Company may invest in securities issued by these vehicles which are eliminated in consolidation of the CLO.
As of December 31, 2020, Equitable Financial holds $38 million of equity interests in a newly formed CLO. The Company consolidated the CLO as of December 31, 2020 as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the SPE loan manager. The assets of the CLO are legally isolated from the Company’s creditors and can only be used to settle obligations of the CLO. The liabilities of the CLO are non-recourse to the Company and the Company has no obligation to satisfy the liabilities of the CLO.
Resulting from this consolidation in the Company’s consolidated balance sheets are fixed maturities, at fair value using the fair value option with total assets of $389 million and notes issued by consolidated variable interest entities, at fair value using the fair value option with total liabilities of $313 million at December 31, 2020, respectively. The unpaid outstanding principal balance of the notes is $362 million at December 31, 2020.
As of December 31, 2019, the Company consolidated one real estate joint venture for which it was identified as the primary beneficiary under the VIE model. The consolidated entity was jointly owned by Equitable Financial and AXA France and holds an investment in a real estate venture. Included in other invested assets in the Company’s consolidated balance sheets as of December 31, 2019 were total assets of $32 million related to this VIE, primarily resulting from the consolidated presentation of this real estate joint venture as real estate HFS. This real estate joint venture investment was disposed as of December 31, 2020.
Consolidated AB-Sponsored Investment Funds
Included in the Company’s consolidated balance sheet as of December 31, 2020 and 2019 are assets of $284 million and $424 million, liabilities of $8 million and $12 million, and redeemable noncontrolling interests of $83 million and $273 million, respectively, associated with the consolidation of AB-sponsored investment funds under the VIE model. Also included in the Company’s consolidated balance sheets as of December 31, 2020 and 2019 are assets of $68 million and $188 million, liabilities of $23 million and $19 million, and redeemable noncontrolling interests of $20 million and $52 million, respectively, from consolidation of AB-sponsored investment funds under the VOE model. The assets of these consolidated funds are presented within other invested assets and cash and cash equivalents, and liabilities of these consolidated funds are presented with other liabilities in the Company’s consolidated balance sheets; ownership interests not held by the Company relating to consolidated VIEs and VOEs are presented either as redeemable or non-redeemable noncontrolling interests, as appropriate. Redeemable noncontrolling interests are presented in mezzanine equity and non-redeemable noncontrolling interests are presented within permanent equity.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
The Company is not required to provide financial support to these Company-sponsored investment funds, and only the assets of such funds are available to settle each fund’s own liabilities.
Non-Consolidated VIEs
As of December 31, 2020 and 2019, respectively, the Company held approximately $1.4 billion and $1.2 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including hedge funds, private equity funds and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $165.9 billion and $160.2 billion as of December 31, 2020 and 2019, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $1.4 billion and $1.2 billion and approximately $1.2 billion and $1.1 billion of unfunded commitments as of December 31, 2020 and 2019, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
Non-Consolidated AB-Sponsored Investment Products
As of December 31, 2020 and 2019, the net assets of investment products sponsored by AB that are non-consolidated VIEs are approximately $73.4 billion and $79.3 billion, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is its investment of $7 million and $8 million as of December 31, 2020 and 2019, respectively. The Company has no further commitments to or economic interest in these VIEs.
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
The Company’s annual review in 2020 resulted in the removal of the credit risk adjustment from the fair value scenario calibration to reflect our revised view of market participant practices, offset by updates to the mortality and policyholder behavior assumptions to reflect emerging experience.
In 2020, in addition to the annual review, the Company updated its assumptions in the first quarter due to the extraordinary economic conditions driven by the COVID-19 pandemic. The first quarter update included an update to the interest rate assumption to grade from the current interest rate environment to an ultimate five-year historical average over a 10-year period.  As such, the 10-year U.S. Treasury yield grades from the current level to an ultimate 5-year average of 2.25%.
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
Impact of Assumption Updates
The net impact of assumption changes during 2020 was an increase in policy charges and fee income of $23 million, an increased policyholders’ benefits by $1.6 billion, decreased interest credited to policyholders’ account balances by $1 million, increased net derivative gains by $112 million and increased amortization of DAC by $1.1 billion. This resulted in a decrease in income (loss) from operations, before income taxes of $2.6 billion and decreased net income (loss) by $2.0 billion.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
The 2020 impacts related to assumption updates were primarily driven by the first quarter updates. The updates in the first quarter resulted in an increase in policy charges and fee income of $46 million, an increase in policyholders’ benefits of $1.4 billion, a decrease in interest credited to policyholders’ account balances of $6 million, and an increase of $1.1 billion in DAC amortization.
The net impact of assumption changes during 2019 was an increase in policy charges and fee income by $3 million, increased policyholders’ benefits by $875 million, decreased interest credited to policyholders’ account balances by $13 million, decreased net derivative gains (losses) by $578 million and decreased amortization of DAC by $46 million. This resulted in a decrease in income (loss) from operations, before income taxes of $1.4 billion and decreased net income (loss) by $1.1 billion.
The net impact of assumption changes during 2018 was a decrease in policy charges and fee income by $24 million, decreased policyholders’ benefits by $673 million, increased net derivative gains (losses) by $1.1 billion and decreased amortization of DAC by $286 million. This resulted in a decrease in income (loss) from operations, before income taxes of $160 million and decreased net income (loss) by $131 million.

Model Changes

In the first quarter of 2020, the Company adopted a new economic scenario generator to calculate the fair value of the GMIB reinsurance contract asset and GMxB derivative features liability, eliminating reliance on AXA for scenario production. The new economic scenario generator allows for a tighter calibration of U.S. indices, better reflecting the Company’s actual portfolio. The net impact of the new economic scenario generator resulted in an increase in income (loss) from continuing operations, before income taxes of $201 million, and an increase to net income (loss) of $159 million during 2020.
Revision of Prior Period Financial Statements
The Company identified certain errors in its previously issued financial statements primarily related to the calculation of actuarially determined insurance contract assets and liabilities. The impact of these errors to the current and the prior periods consolidated financial statements was not considered to be material. In order to improve the consistency and comparability of the financial statements, management revised the consolidated financial statements to include the revisions discussed herein. See Note 24 to the Notes to Consolidated Financial Statements for details of the revisions.
3)    INVESTMENTS
Fixed Maturities AFS
Accounting for credit impairments of fixed maturities classified as AFS has changed from a direct write-down, or OTTI approach, to an allowance for credit loss model starting in 2020 upon adoption of CECL (see Note 2, Significant Accounting Policies — Investments).
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of December 31, 2020 was $538 million.
There was no accrued interest written off for AFS fixed maturities for the year ended December 31, 2020.
The following tables provide information relating to the Company’s fixed maturities classified as AFS. Comparative tables as of December 31, 2019 include OTTI, reported net of tax in OCI and in AOCI until realized.
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses (4)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
December 31, 2020 (5)
Fixed Maturities:
Corporate (1)	$53,160	$13	$5,104	$92	$58,159
U.S. Treasury, government and agency	12,675	—	3,448	5	16,118
States and political subdivisions	535	—	100	—	635

	Amortized Cost	Allowance for Credit Losses (4)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Foreign governments	1,011	—	98	6	1,103
Residential mortgage-backed (2)	130	—	13	—	143
Asset-backed (3)	3,587	—	29	5	3,611
Commercial mortgage-backed	1,148	—	55	—	1,203
Redeemable preferred stock	621	—	48	3	666
Total at December 31, 2020	$72,867	$13	$8,895	$111	$81,638
December 31, 2019 (5)
Fixed Maturities:
Corporate (1)	$45,900	$—	$2,361	$62	$48,199
U.S. Treasury, government and agency	14,410	—	1,289	305	15,394
States and political subdivisions	638	—	70	3	705
Foreign governments	462	—	35	5	492
Residential mortgage-backed (2)	178	—	13	—	191
Asset-backed (3)	848	—	4	3	849
Redeemable preferred stock	501	—	17	5	513
Total at December 31, 2019	$62,937	$—	$3,789	$383	$66,343
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(4)Amounts represent the allowance for credit losses for 2020 (see Note 2 Significant Accounting Policies – Investments).
(5)Excludes amounts reclassified as HFS.
The contractual maturities of AFS fixed maturities as of December 31, 2020 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
December 31, 2020
Contractual maturities:
Due in one year or less	$3,568	$3,590
Due in years two through five	16,926	17,986
Due in years six through ten	19,628	21,677
Due after ten years	27,246	32,762
Subtotal	67,368	76,015
Residential mortgage-backed	130	143
Asset-backed	3,587	3,611
Commercial mortgage-backed	1,148	1,203
Redeemable preferred stock	621	666
Total at December 31, 2020	$72,854	$81,638

The following table shows proceeds from sales, gross gains (losses) from sales and credit losses for AFS fixed maturities for the years ended December 31, 2020, 2019 and 2018:

Proceeds from Sales, Gross Gains (Losses) from Sales and Credit Losses for AFS Fixed Maturities

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Proceeds from sales	$12,903	$8,972	$8,523
Gross gains on sales	$862	$234	$180
Gross losses on sales	$(41)	$(32)	$(215)

Credit losses (1)	$(13)	$—	$(42)
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
AFS Fixed Maturities - Credit Loss Impairments

	Year Ended December 31,
	2020	2019
	(in millions)
Balance, beginning of period	$21	$58
Previously recognized impairments on securities that matured, paid, prepaid or sold	(2)	(37)
Recognized impairments on securities impaired to fair value this period (1)	—	—
Credit losses recognized this period on securities for which credit losses were not previously recognized	6	—
Additional credit losses this period on securities previously impaired	7	—
Increases due to passage of time on previously recorded credit losses	—	—
Accretion of previously recognized impairments due to increases in expected cash flows (for OTTI securities 2019 and prior)	—	—
Balance at December 31,	$32	$21
______________
(1)Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.
The tables that follow below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI.

Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2020	$3,453	$(894)	$(189)	$(497)	$1,873
Net investment gains (losses) arising during the period	6,192	—	—	—	6,192
Reclassification adjustment:
Included in net income (loss)	(828)	—	—	—	(828)
Excluded from net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	(655)	(877)	(806)	(2,338)
Net unrealized investment gains (losses) excluding credit losses	8,817	(1,549)	(1,066)	(1,303)	4,899

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
Net unrealized investment gains (losses) with credit losses	(6)	1	1	1	(3)
Balance, December 31, 2020	$8,811	$(1,548)	$(1,065)	$(1,302)	$4,896

Balance, January 1, 2019	$(522)	$100	$(88)	$104	$(406)
Net investment gains (losses) arising during the period	4,188	—	—	—	4,188
Reclassification adjustment:
Included in net income (loss)	(213)	—	—	—	(213)
Excluded from net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	(994)	(101)	(601)	(1,696)
Net unrealized investment gains (losses) excluding credit losses	3,453	(894)	(189)	(497)	1,873
Net unrealized investment gains (losses) with credit losses (1)	—	—	—	—	—
Balance, December 31, 2019	$3,453	$(894)	$(189)	$(497)	$1,873
_____________
(1)Credit losses for 2019 were OTTI losses.

The following tables disclose the fair values and gross unrealized losses of the 565 issues as of December 31, 2020 and the 413 issues as of December 31, 2019 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated.

AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
December 31, 2020: (2)
Fixed Maturities:
Corporate	$2,990	$53	$337	$33	$3,327	$86
U.S. Treasury, government and agency	885	5	—	—	885	5
Foreign governments	153	2	21	4	174	6
Asset-backed	809	4	76	1	885	5
Redeemable preferred stock	53	1	11	2	64	3
Total at December 31, 2020	$4,890	$65	$445	$40	$5,335	$105

December 31, 2019: (1) (2)
Fixed Maturities:
Corporate	$2,773	$42	$373	$20	$3,146	$62
U.S. Treasury, government and agency	4,309	305	2	—	4,311	305
States and political subdivisions	112	3	—	—	112	3
Foreign governments	11	—	47	5	58	5
Asset-backed	319	1	201	2	520	3
Redeemable preferred stock	29	—	49	5	78	5
Total at December 31, 2019	$7,553	$351	$672	$32	$8,225	$383
______________
(1)Amounts represents fixed maturities in an unrealized loss position that are not deemed to be OTTI for 2019.
(2)Excludes amounts reclassified as HFS.

The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.7% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of December 31, 2020 and 2019 were $391 million and $309 million, respectively, representing 2.3% and 2.1% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of December 31, 2020 and 2019, respectively, approximately $2.5 billion and $1.4 billion, or 3.4% and 2.3%, of the $72.9 billion and $62.9 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $49 million and $21 million as of December 31, 2020 and 2019, respectively.
As of December 31, 2020 and 2019, respectively, the $40 million and $32 million of gross unrealized losses of twelve months or more were primarily concentrated in corporate securities. In accordance with the policy described in Note 2, the Company concluded that neither an adjustment to income for OTTI (prior to January 1, 2020) nor an allowance for credit losses (after January 1, 2020) for these securities was warranted at either December 31, 2020 or 2019. As of December 31, 2020 and 2019, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of December 31, 2020, the Company determined that the unrealized loss was primarily due to increases in credit spreads and changes in credit ratings..
Mortgage Loans on Real Estate

Accrued interest receivable on commercial and agricultural mortgage loans as of December 31, 2020 was $30 million and $28 million, respectively. There was no accrued interest written off for commercial and agricultural mortgage loans for the year ended December 31, 2020.
As of December 31, 2020, the Company had no loans for which foreclosure was probable included within the individually assessed mortgage loans, and accordingly had no associated allowance for credit losses.
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial mortgage loans and agricultural mortgage loans during the year ended December 31, 2020 was as follows:

Year Ended December 31,
2020
(in millions)
Allowance for credit losses on mortgage loans (1):
Commercial mortgages:
Balance, beginning of period	$33
Current-period provision for expected credit losses	44
Write-offs charged against the allowance	—
Recoveries of amounts previously written off	—
Net change in allowance	$44
Balance, end of period	$77

Agricultural mortgages:
Balance, beginning of period	$3
Current-period provision for expected credit losses	1
Write-offs charged against the allowance	—
Recoveries of amounts previously written off	—
Net change in allowance	$1
Balance, end of period	$4

Total allowance for credit losses	$81
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

Credit Quality Information
The following tables summarize the Company’s mortgage loans segregated by risk rating exposure as of December 31, 2020.

LTV Ratios (1)

	December 31, 2020
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Mortgage loans:
Commercial:
0% - 50%	$—	$—	$—	$324	$187	$505	$1,016
50% - 70%	1,294	357	803	656	2,190	1,697	6,997
70% - 90%	321	457	452	219	203	538	2,190
90% plus	—	—	12	5	—	288	305
Total commercial	$1,615	$814	$1,267	$1,204	$2,580	$3,028	$10,508

Agricultural:
0% - 50%	$218	$135	$169	$157	$236	$652	$1,567
50% - 70%	277	129	161	102	124	351	1,144
70% - 90%	—	—	3	—	—	18	21
90% plus	—	—	—	—	—	—	—
Total agricultural	$495	$264	$333	$259	$360	$1,021	$2,732

Total mortgage loans:
0% - 50%	$218	$135	$169	$481	$423	$1,157	$2,583
50% - 70%	1,571	486	964	758	2,314	2,048	8,141
70% - 90%	321	457	455	219	203	556	2,211
90% plus	—	—	12	5	—	288	305
Total mortgage loans	$2,110	$1,078	$1,600	$1,463	$2,940	$4,049	$13,240

Debt Service Coverage Ratios (2)

	December 31, 2020
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Mortgage loans:
Commercial:
Greater than 2.0x	$1,230	$492	$772	$268	$1,959	$1,230	$5,951
1.8x to 2.0x	227	83	118	378	184	329	1,319
1.5x to 1.8x	98	138	187	479	437	616	1,955
1.2x to 1.5x	60	57	154	79	—	658	1,008
1.0x to 1.2x	—	44	—	—	—	123	167
Less than 1.0x	—	—	36	—	—	72	108
Total commercial	$1,615	$814	$1,267	$1,204	$2,580	$3,028	$10,508

Agricultural
Greater than 2.0x	$67	$26	$36	$38	$71	$167	$405
1.8x to 2.0x	38	35	14	15	20	82	204
1.5x to 1.8x	117	38	41	45	52	209	502
1.2x to 1.5x	183	120	141	90	142	313	989
1.0x to 1.2x	86	35	93	70	57	233	574
Less than 1.0x	4	10	8	1	18	17	58
Total agricultural	$495	$264	$333	$259	$360	$1,021	$2,732
Total mortgage loans
Greater than 2.0x	$1,297	$518	$808	$306	$2,030	$1,397	$6,356
1.8x to 2.0x	265	118	132	393	204	411	1,523
1.5x to 1.8x	215	176	228	524	489	825	2,457
1.2x to 1.5x	243	177	295	169	142	971	1,997
1.0x to 1.2x	86	79	93	70	57	356	741
Less than 1.0x	4	10	44	1	18	89	166
Total mortgage loans	$2,110	$1,078	$1,600	$1,463	$2,940	$4,049	$13,240
______________
(1)The LTV ratio is derived from current loan balance divided by the fair value of the property. The fair value of the underlying commercial properties is updated annually for each mortgage loan.
(2)The DSC ratio is calculated using the most recently reported operating income results from property operations divided by annual debt service.

The following tables provide information relating to the LTV and DSC ratios for commercial and agricultural mortgage loans as of December 31, 2020 and 2019. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.
Mortgage Loans by LTV and DSC Ratios

	DSC Ratio (2) (3)
LTV Ratio (1) (3):	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total
	(in millions)
December 31, 2020:
Mortgage loans:
Commercial:
0% - 50%	$856	$—	$160	$—	$—	$—	$1,016

	DSC Ratio (2) (3)
LTV Ratio (1) (3):	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total
	(in millions)
50% - 70%	4,095	870	1,452	555	25	—	6,997
70% - 90%	844	449	343	376	142	36	2,190
90% plus	156	—	—	77	—	72	305
Total commercial	$5,951	$1,319	$1,955	$1,008	$167	$108	$10,508

Agricultural:
0% - 50%	$297	$108	$291	$520	$317	$34	$1,567
50% - 70%	108	94	211	450	257	24	1,144
70% - 90%	—	2	—	19	—	—	21
90% plus	—	—	—	—	—	—	—
Total agricultural	$405	$204	$502	$989	$574	$58	$2,732

Total mortgage loans:
0% - 50%	$1,153	$108	$451	$520	$317	$34	$2,583
50% - 70%	4,203	964	1,663	1,005	282	24	8,141
70% - 90%	844	451	343	395	142	36	2,211
90% plus	156	—	—	77	—	72	305
Total mortgage loans	$6,356	$1,523	$2,457	$1,997	$741	$166	$13,240

December 31, 2019:
Mortgage loans:
Commercial:
0% - 50%	$903	$38	$214	$25	$—	$—	$1,180
50% - 70%	4,097	1,195	1,118	795	242	—	7,447
70% - 90%	251	98	214	154	46	—	763
90% plus	—	—	—	—	—	—	—
Total commercial	$5,251	$1,331	$1,546	$974	$288	$—	$9,390

Agricultural:
0% - 50%	$322	$104	$241	$545	$321	$50	$1,583
50% - 70%	82	87	236	426	251	33	1,115
70% - 90%	—	—	—	19	—	—	19
90% plus	—	—	—	—	—	—	—
Total agricultural	$404	$191	$477	$990	$572	$83	$2,717

Total mortgage loans:
0% - 50%	$1,225	$142	$455	$570	$321	$50	$2,763
50% - 70%	4,179	1,282	1,354	1,221	493	33	8,562
70% - 90%	251	98	214	173	46	—	782
90% plus	—	—	—	—	—	—	—
Total mortgage loans	$5,655	$1,522	$2,023	$1,964	$860	$83	$12,107
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

Past-Due and Nonaccrual Mortgage Loan Status
The following table provides information relating to the aging analysis of past-due mortgage loans as of December 31, 2020 and 2019, respectively.
Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
December 31, 2020:
Mortgage loans:
Commercial	$162	$—	$—	$162	$10,346	$10,508	$—	$10,508	$—	$—
Agricultural	76	7	29	112	2,620	2,732	—	2,732	—	—
Total	$238	$7	$29	$274	$12,966	$13,240	$—	$13,240	$—	$—

December 31, 2019:
Mortgage loans:
Commercial	$—	$—	$—	$—	$9,390	$9,390	$—	$9,390	$—	$—
Agricultural	57	1	66	124	2,593	2,717	—	2,717	—	—
Total	$57	$1	$66	$124	$11,983	$12,107	$—	$12,107	$—	$—
_______________
(1) Amounts presented at amortized cost basis.

As of December 31, 2020 and 2019, the carrying values of problem mortgage loans that had been classified as non-accrual loans were $0 million and $0 million, respectively.
Troubled Debt Restructuring
For the year ended December 31, 2020, the Company had one commercial mortgage loan on real estate accounted for as a TDR with a pre-modification cost basis of $75 million and post-modification carrying value of $75 million. The one commercial mortgage loan TDR is 0.07% of the Company’s total invested assets. For the year ended December 31, 2020, the Company had seven new privately negotiated fixed maturity TDRs with a pre-modification cost basis of $54 million and post-modification carrying value of $48 million. These TDRs did not have subsequent payment defaults nor additional commitments to lend. The seven privately negotiated fixed maturity TDRs are 0.04% of the Company’s total invested assets. There were no mortgage loan on real estate or fixed maturities accounted for as a TDR during 2019.
Trading Securities
As of December 31, 2020 and 2019, respectively, the fair value of the Company’s trading securities was $5.6 billion and $7.0 billion. As of December 31, 2020 and 2019, respectively, trading securities included the General Account’s investment in Separate Accounts which had carrying values of $44 million and $58 million.
The table below shows a breakdown of net investment income (loss) from trading securities during the years ended December 31, 2020, 2019 and 2018.

Net Investment Income (Loss) from Trading Securities

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$128	$487	$(223)
Net investment gains (losses) recognized on securities sold during the period	42	15	(14)
Unrealized and realized gains (losses) on trading securities	170	502	(237)
Interest and dividend income from trading securities	217	294	342
Net investment income (loss) from trading securities	$387	$796	$105

Net Investment Income (Loss)
The following table breaks out net investment income (loss) by asset category:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Fixed maturities	$2,341	$2,060	$1,725
Mortgage loans on real estate	516	541	494
Other equity investments	67	140	141
Policy loans	204	211	215
Trading securities	387	796	105
Other investment income	33	24	85
Fixed maturities, at fair value using the fair value option	1	—	—
Gross investment income (loss)	3,549	3,772	2,765
Investment expenses	(72)	(73)	(72)
Net investment income (loss)	$3,477	$3,699	$2,693
Investment Gains (Losses), Net
Investment gains (losses), net, including changes in the valuation allowances and credit losses are as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Fixed maturities	$828	$205	$(75)
Mortgage loans on real estate	(45)	(1)	—
Other equity investments	30	2	—
Other	(69)	(133)	(11)
Investment gains (losses), net	$744	$73	$(86)

For the years ended December 31, 2020, 2019, and 2018, respectively, investment results passed through to certain participating group annuity contracts as interest credited to policyholders’ account balances totaled $2 million, $2 million and $3 million.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
4)     DERIVATIVES
The Company uses derivatives as part of its overall asset/liability risk management primarily to reduce exposures to equity market and interest rate risks. Derivative hedging strategies are designed to reduce these risks from an economic perspective and are all executed within the framework of a “Derivative Use Plan” approved by applicable states’ insurance law. Derivatives are generally not accounted for using hedge accounting, with the exception of TIPS, which is discussed further below. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, fund performance, market volatility and interest rates. A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, bond and bond-index total return swaps, swaptions, variance swaps and equity options, credit and foreign exchange derivatives, as well as bond and repo transactions to support the hedging. The derivative contracts are collectively managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in capital markets. In addition, as part of its hedging strategy, the Company targets an asset level for all variable annuity products at or above a CTE98 level under most economic scenarios (CTE is a statistical measure of tail risk which quantifies the total asset requirement to sustain a loss if an event outside a given probability level has occurred. CTE98 denotes the financial resources a company would need to cover the average of the worst 2% of scenarios.)
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
For GMxB features, the Company retains certain risks including basis, credit spread and some volatility risk and risk associated with actual experience versus expected actuarial assumptions for mortality, lapse and surrender, withdrawal and policyholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMxB features that result from financial markets movements. A portion of exposure to realized equity volatility is hedged using equity options and variance swaps and a portion of exposure to credit risk is hedged using total return swaps on fixed income indices. Additionally, the Company is party to total return swaps for which the reference U.S. Treasury securities are contemporaneously purchased from the market and sold to the swap counterparty. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, the Company derecognizes these securities with consequent gain or loss from the sale. The Company has also purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company. The reinsurance of the GMIB features is accounted for as a derivative.
The Company has in place an economic hedge program using interest rate swaps and U.S. Treasury futures to partially protect the overall profitability of future variable annuity sales against declining interest rates.
Derivatives Utilized to Hedge Crediting Rate Exposure on SCS, SIO, MSO and IUL Products/Investment Options
The Company hedges crediting rates in the SCS variable annuity, SIO in the EQUI-VEST variable annuity series, MSO in the variable life insurance products and IUL insurance products. These products permit the contract owner to participate in the performance of an index, ETF or commodity price movement up to a cap for a set period of time. They also contain a protection feature, in which the Company will absorb, up to a certain percentage, the loss of value in an index, ETF or commodity price, which varies by product segment.
In order to support the returns associated with these features, the Company enters into derivative contracts whose payouts, in combination with fixed income investments, emulate those of the index, ETF or commodity price, subject to caps and buffers, thereby substantially reducing any exposure to market-related earnings volatility.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Derivatives Used to Hedge Equity Market Risks Associated with the General Account’s Seed Money Investments in Retail Mutual Funds
The Company’s General Account seed money investments in retail mutual funds expose us to market risk, including equity market risk which is partially hedged through equity-index futures contracts to minimize such risk.
Derivatives Used to Hedge ULSG Policy
The Company implemented a hedge program using fixed income total return swaps to mitigate the interest rate exposure in the ULSG policy statutory liability.
Derivatives Used for General Account Investment Portfolio
The Company maintains a strategy in its General Account investment portfolio to replicate the credit exposure of fixed maturity securities otherwise permissible for investment under its investment guidelines through the sale of CDS. Under the terms of these swaps, the Company receives quarterly fixed premiums that, together with any initial amount paid or received at trade inception, replicate the credit spread otherwise currently obtainable by purchasing the referenced entity’s bonds of similar maturity. These credit derivatives generally have remaining terms of five years or less and are recorded at fair value with changes in fair value, including the yield component that emerges from initial amounts paid or received, reported in net derivative gains (losses).
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
To date, there have been no events of default or circumstances indicative of a deterioration in the credit quality of the named referenced entities to require or suggest that the Company will have to perform under these CDS. The maximum potential amount of future payments the Company could be required to make under these credit derivatives is limited to the par value of the referenced securities which is the dollar or euro-equivalent of the derivative’s notional amount. The Standard North American CDS Contract or Standard European Corporate Contract under which the Company executes these CDS sales transactions does not contain recourse provisions for recovery of amounts paid under the credit derivative.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Derivative Instruments by Category

	December 31, 2020			Year Ended December 31, 2020
		Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivative Gains (Losses) (2)
	(in millions)
Derivative instruments:
Freestanding derivatives (1):
Equity contracts:
Futures	$4,881	$—	$2	$(1,011)
Swaps	22,456	6	2	(3,368)
Options	35,848	8,396	3,726	1,663
Interest rate contracts:
Swaps	23,834	553	656	2,823
Futures	18,571	—	—	1,740
Swaptions	—	—	—	9
Credit contracts:
Credit default swaps	1,087	19	14	—
Other freestanding contracts:
Foreign currency contracts	411	9	9	(4)
Margin	—	49	66	—
Collateral	—	212	3,839	—

Embedded derivatives:
GMIB reinsurance contracts (3)	—	2,488	—	417
GMxB derivative features liability (4) (6)	—	—	11,131	(2,253)
SCS, SIO, MSO and IUL indexed features (5)	—	—	4,509	(1,738)
Total derivative instruments	$107,088	$11,732	$23,954

Net derivative gains (losses)				$(1,722)
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
(6)Includes amounts reclassified as HFS.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Derivative Instruments by Category

	December 31, 2019			Year Ended December 31, 2019
		Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivative Gains (Losses) (2)
	(in millions)
Derivative instruments:
Freestanding derivatives (1):
Equity contracts:
Futures	$4,257	$1	$1	$(1,311)
Swaps	17,156	9	281	(2,426)
Options	47,861	5,098	1,752	2,229
Interest rate contracts:
Swaps	23,793	468	526	2,037
Futures	20,901	—	—	145
Swaptions	3,201	16	—	(35)
Credit contracts:
Credit default swaps	1,400	21	6	9
Other freestanding contracts:
Foreign currency contracts	559	12	9	(9)
Margin	—	155	—	—
Collateral	—	74	3,016	—

Embedded derivatives:
GMIB reinsurance contracts (3)	—	2,139	—	433
GMxB derivative features liability (4)	—	—	8,502	(2,442)
SCS, SIO, MSO and IUL indexed features (5)	—	—	3,268	(2,642)
Total derivative instruments	$119,128	$7,993	$17,361

Net derivative gains (losses)				$(4,012)
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
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts as of December 31, 2020 and 2019 are exchange-traded and net settled daily in cash. As of December 31, 2020 and 2019, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $307 million and $252 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $264 million and $166 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and EAFE indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $35 million and $60 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of December 31, 2020 and 2019, respectively,

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
the Company held $3.8 billion and $3.0 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $212 million and $74 million as of December 31, 2020 and 2019, respectively, in the normal operation of its collateral arrangements.
The following tables presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments as of December 31, 2020 and 2019:
Offsetting of Financial Assets and Liabilities and Derivative Instruments

As of December 31, 2020

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (3)	Net Amount
	(in millions)
Assets:
Derivative assets (1)	$9,244	$8,249	$995	$(53)	$942
Other financial assets	1,733	—	1,733	—	1,733
Other invested assets	$10,977	$8,249	$2,728	$(53)	$2,675

Liabilities:
Derivative liabilities (2)	$8,261	$8,249	$12	$—	$12
Other financial liabilities	3,674	—	3,674	—	3,674
Other liabilities	$11,935	$8,249	$3,686	$—	$3,686
______________
(1)Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.
(2)Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.
(3)Financial instruments sent (held).
As of December 31, 2019

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
(3)Financial instruments sent (held).

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
5)    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of purchase price over the estimated fair value of identifiable net assets acquired in a business combination. The Company tests goodwill for recoverability each annual reporting period at December 31 and at interim periods if facts or circumstances are indicative of potential impairment.
The carrying value of goodwill from the Company’s Investment Management reporting unit totaled $4.6 billion at both December 31, 2020 and 2019, resulting from its investment in AB as well as direct strategic acquisitions of AB, including its purchase of Sanford C. Bernstein, Inc.
As of December 31, 2020 and 2019, the Company’s annual testing resulted in no impairment of this goodwill, as the fair value of the reporting unit exceeded its carrying amount at each respective date.
Other Intangible Assets
The Company’s intangible assets primarily relate to the Bernstein Acquisition and purchases of AB Units and reflect amounts assigned to acquired investment management contracts based on their estimated fair values at the time of acquisition, less accumulated amortization.
The gross carrying amount of AB-related intangible assets was $926 million as of December 31, 2020 and $917 million as of December 31, 2019, and the accumulated amortization of these intangible assets was $786 million and $746 million as of December 31, 2020 and 2019, respectively. Amortization expense for AB-related intangible assets totaled $37 million, $44 million, and $43 million for 2020, 2019 and 2018, respectively. Estimated annual amortization expense for each of the next five years is approximately $22 million, $20 million, $18 million, $18 million and $17 million, respectively.
On June 20, 2014, AB acquired an 81.7% ownership interest in CPH, a Danish asset management firm that manages global core equity assets for institutional investors. AB subsequently purchased additional shares of CPH, bringing its ownership interest to 100% as of December 31, 2020. The acquisitions described above did not have a significant impact on the Company’s consolidated revenues or net income. As a result, supplemental pro forma information has not been provided. Additional information regarding the contingent payment obligations associated with these and other acquisitions made by AB is included in Note 8, Fair Value Disclosures.
6)    CLOSED BLOCK
As a result of demutualization, the Company’s Closed Block was established in 1992 for the benefit of certain individual participating policies that were in force on that date. Assets, liabilities and earnings of the Closed Block are specifically identified to support its participating policyholders.
Assets allocated to the Closed Block inure solely to the benefit of the Closed Block policyholders and will not revert to the benefit of the Company. No reallocation, transfer, borrowing or lending of assets can be made between the Closed Block and other portions of the Company’s General Account, any of its Separate Accounts or any affiliate of the Company without the approval of the NYDFS. Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the General Account.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
Summarized financial information for the Company’s Closed Block is as follows:

	December 31,
	2020	2019
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$6,201	$6,478
Policyholder dividend obligation	160	2
Other liabilities	39	38
Total Closed Block liabilities	6,400	6,518

Assets Designated to the Closed Block:
Fixed maturities AFS, at fair value (amortized cost of $3,359 and $3,558) (allowance for credit losses of $0 at December 31, 2020)	3,718	3,754
Mortgage loans on real estate (net of allowance for credit losses of $6 at December 31, 2020)	1,773	1,759
Policy loans	648	706
Cash and other invested assets	28	82
Other assets	169	145
Total assets designated to the Closed Block	6,336	6,446

Excess of Closed Block liabilities over assets designated to the Closed Block	64	72
Amounts included in AOCI:
Net unrealized investment gains (losses), net of policyholders’ dividend obligation: $160 and $2; and net of income tax: $(42) and $(41)	167	164
Maximum future earnings to be recognized from Closed Block assets and liabilities	$231	$236

The Company’s Closed Block revenues and expenses were as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Revenues:
Premiums and other income	$157	$182	$194
Net investment income (loss)	251	278	291
Investment gains (losses), net	—	(1)	(3)
Total revenues	408	459	482

Benefits and Other Deductions:
Policyholders’ benefits and dividends	399	439	471
Other operating costs and expenses	1	2	3
Total benefits and other deductions	400	441	474
Net income (loss), before income taxes	8	18	8
Income tax (expense) benefit	(2)	(2)	(3)
Net income (loss)	$6	$16	$5

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

A reconciliation of the Company’s policyholder dividend obligation follows:

	December 31,
	2020	2019	2018
	(in millions)
Balance, beginning of year	$2	$—	$19
Unrealized investment gains (losses)	158	2	(19)
Balance, end of year	$160	$2	$—

7)    DAC AND POLICYHOLDER BONUS INTEREST CREDITS
Changes in the DAC asset for the years ended December 31, 2020, 2019 and 2018 were as follows:

	December 31,
	2020	2019	2018
	(in millions)
Balance, beginning of year (1)	$5,840	$6,705	$5,900
Capitalization of commissions, sales and issue expenses	669	754	697
Amortization:
Impact of assumptions updates and model changes	(1,109)	46	286
All other	(504)	(643)	(657)
Total amortization	(1,613)	(597)	(371)
Change in unrealized investment gains and losses	(654)	(994)	479
Reclassified to assets HFS	1	(31)	—
Balance, end of year	$4,243	$5,837	$6,705
______________
(1) December 31, 2020 DAC beginning balance is $3 million more than December 31, 2019 ending balance due to impact of CECL.
The deferred asset for policyholder bonus interest credits is reported in other assets in the consolidated balance sheets and changes in the deferred asset for policyholder bonus interest credits are reported in Interest credited to policyholders’ account balances. For the years ended December 31, 2020, 2019 and 2018 changes were as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Balance, beginning of year	$430	$448	$472
Amortization charged to income	(26)	(18)	(24)
Balance, end of year	$404	$430	$448
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. As of December 31, 2020 and 2019, the Company recognized impairment losses to adjust the carrying value of held-for-sale asset and liabilities to their fair value less cost to sell. The value is measured on a nonrecurring basis and categorized within Level 3 of the fair value hierarchy. The fair value was determined using a market approach, estimated based on the negotiated value of the asset and liabilities. See Note 23 of the Notes to Consolidated Financial Statements for additional details of the Held-for-Sale assets and liabilities.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.
Fair Value Measurements as of December 31, 2020 (1)

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments
Fixed maturities, AFS:
Corporate (2)	$—	$56,457	$1,702	$58,159
U.S. Treasury, government and agency	—	16,118	—	16,118
States and political subdivisions	—	596	39	635
Foreign governments	—	1,103	—	1,103
Residential mortgage-backed (3)	—	143	—	143
Asset-backed (4)	—	3,591	20	3,611
Commercial mortgage-backed	—	1,203	—	1,203
Redeemable preferred stock	404	262	—	666
Total fixed maturities, AFS	404	79,473	1,761	81,638

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Level 1	Level 2	Level 3	Total
	(in millions)
Fixed maturities, at fair value using the fair value option	—	309	80	389
Other equity investments	13	—	71	84
Trading securities	441	5,073	39	5,553
Other invested assets:
Short-term investments	—	101	1	102
Assets of consolidated VIEs/VOEs	74	231	13	318
Swaps	—	(99)	—	(99)
Credit default swaps	—	5	—	5
Futures	(2)	—	—	(2)
Options	—	4,670	—	4,670
Total other invested assets	72	4,908	14	4,994
Cash equivalents	4,309	297	—	4,606
Segregated securities	—	1,753	—	1,753
GMIB reinsurance contracts asset	—	—	2,488	2,488
Separate Accounts assets (5)	132,698	2,674	1	135,373
Total Assets	$137,937	$94,487	$4,454	$236,878

Liabilities
Notes issued by consolidated VIE’s, at fair value using the fair value option (6)	$—	$312	$—	$312
GMxB derivative features’ liability	—	—	11,131	11,131
SCS, SIO, MSO and IUL indexed features’ liability	—	4,509	—	4,509
Liabilities of consolidated VIEs and VOEs	2	6	—	8
Contingent payment arrangements	—	—	28	28
Total Liabilities	$2	$4,827	$11,159	$15,988
______________
(1)Excludes amounts reclassified as HFS except GMxB derivative features’ liability, which is inclusive of amounts reclassified as HFS.
(2)Corporate fixed maturities includes both public and private issues.
(3)Includes publicly traded agency pass-through securities and collateralized obligations.
(4)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(5)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate. As of December 31, 2020, the fair value of such investments was $356 million.
(6)Accrued interest payable of $1 million is reported in Notes issued by consolidated VIE’s, at fair value using the fair value option in the consolidated balance sheets, which is not required to be measured at fair value on a recurring basis.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Fair Value Measurements as of December 31, 2019 (1)

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
(5)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate and commercial mortgages. As of December 31, 2019, the fair value of such investments was $356 million.
Public Fixed Maturities
The fair values of the Company’s public fixed maturities, including those accounted for using the fair value option are generally based on prices obtained from independent valuation service providers and for which the Company maintains a vendor hierarchy by asset type based on historical pricing experience and vendor expertise. Although each security generally is priced by multiple independent valuation service providers, the Company ultimately uses the price received from the independent valuation service provider highest in the vendor hierarchy based on the respective asset type, with limited exception. To validate reasonableness, prices also are internally reviewed by those with relevant

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
expertise through comparison with directly observed recent market trades. Consistent with the fair value hierarchy, public fixed maturities validated in this manner generally are reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs.
Private Fixed Maturities
The fair values of the Company’s private fixed maturities, including those accounted for using the fair value option are determined from prices obtained from independent valuation service providers. Prices not obtained from an independent valuation service provider are determined by using a discounted cash flow model or a market comparable company valuation technique. In certain cases, these models use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model or a market comparable company valuation technique may also incorporate unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. To the extent management determines that such unobservable inputs are significant to the fair value measurement of a security, a Level 3 classification generally is made.
Notes issued by consolidated VIE’s, at fair value using the fair value option
These notes are based on the fair values of corresponding fixed maturity collateral. As the notes are valued based on the reference collateral, they are classified as Level 2 or 3. See “Fair Value Option” below for additional information.
Freestanding Derivative Positions
The net fair value of the Company’s freestanding derivative positions as disclosed in Note 4 are generally based on prices obtained either from independent valuation service providers or derived by applying market inputs from recognized vendors into industry standard pricing models. The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2. The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves, including overnight index swap curves, and volatility factors, which then are applied to value the positions. The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable.
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
Financial Instruments Classified as Level 2
Investments classified as Level 2 are measured at fair value on a recurring basis and primarily include U.S. government and agency securities, certain corporate debt securities and financial assets and liabilities accounted for using the fair value option, such as public and private fixed maturities. As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. Segregated securities classified as Level 2 are U.S. Treasury bills segregated by AB in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.
Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, issuer spreads, benchmark securities and other reference data. Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
Financial Instruments Classified as Level 3
The Company’s investments classified as Level 3 primarily include corporate debt securities and financial assets and liabilities accounted for using the fair value option, such as private fixed maturities and asset-backed securities. Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement. Included in the Level 3 classification are fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data.
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
Level 3 also includes the GMIB reinsurance contract assets, which are accounted for as derivative contracts. The GMIB reinsurance contract asset and liabilities’ fair value reflects the present value of reinsurance premiums, net of recoveries, and risk margins over a range of market consistent economic scenarios while GMxB derivative features liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins and nonperformance risk, attributable to GMxB derivative features’ liability over a range of market-consistent economic scenarios.
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
After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $102 million and $110 million as of December 31, 2020 and 2019, respectively, to recognize incremental counterparty non-performance risk and reduced the fair value of its GMIB reinsurance contract liabilities by $19 million and $25 million as of December 31, 2020 and 2019, respectively, to recognize its own incremental non-performance risk.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
Transfers of Financial Instruments Between Levels 2 and 3
During the year ended December 31, 2020, AFS fixed maturities with fair values of $103 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $189 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 1.7% of total equity as of December 31, 2020.
During the year ended December 31, 2019, AFS fixed maturities with fair values of $540 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $14 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 3.7% of total equity as of December 31, 2019.
The tables below present reconciliations for all Level 3 assets and liabilities for the years ended December 31, 2020, 2019 and 2018, respectively.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Level 3 Instruments - Fair Value Measurements

	Corporate	State and Political Subdivisions	Asset-backed	Redeemable Preferred Stock	Fixed maturities, at FVO (2)
	(in millions)
Balance, January 1, 2020	$1,257	$39	$100	$—	$—
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	4	—	—	—	—
Investment gains (losses), net	(16)	—	—	—	—
Subtotal	(12)	—	—	—	—
Other comprehensive income (loss)	(17)	2	—	—
Purchases	514	—	20	—	81
Sales	(226)	(2)	—	—	(1)
Transfers into Level 3 (1)	189	—	—	—	—
Transfers out of Level 3 (1)	(3)	—	(100)	—	—
Balance, December 31, 2020	$1,702	$39	$20	$—	$80

Balance, January 1, 2019	$1,186	$39	$519	$—	$—
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	4	—	—	—	—
Investment gains (losses), net	—	1	—	—	—
Subtotal	4	1	—	—	—
Other comprehensive income (loss)	5	2	1	—	—
Purchases	274	—	100	—	—
Sales	(122)	(3)	(84)	—	—
Transfers into Level 3 (1)	14	—	—	—	—
Transfers out of Level 3 (1)	(104)	—	(436)	—	—
Balance, December 31, 2019	$1,257	$39	$100	$—	$—

Balance, January 1, 2018	$1,150	$40	$541	$1	$—
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	8	—	—	—	—
Investment gains (losses), net	(9)	—	—	—	—
Subtotal	(1)	—	—	—	—
Other comprehensive income (loss)	(21)	(1)	(9)	—	—
Purchases	334	—	17	—	—
Sales	(337)	(1)	(30)	(1)	—
Transfers into Level 3 (1)	89	1	—	—	—
Transfers out of Level 3 (1)	(28)	—	—	—	—
Balance, December 31, 2018	$1,186	$39	$519	$—	$—
_____________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)Fixed maturities, at fair value using the fair value option.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Other Equity Investments	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability	Contingent Payment Arrangement
	(in millions)
Balance, January 1, 2020	$150	$2,139	$—	$(8,502)	$(23)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), net	16	—	—	—	—
Net derivative gains (losses) (1)	—	417	—	(2,253)	—
Total realized and unrealized gains (losses)	16	417	—	(2,253)	—
Other comprehensive income (loss)	(20)	—	—	—	—
Purchases (2)	9	43	1	(451)	(4)
Sales (3)	(27)	(79)	—	75	—
Settlements (4)	—	—	—	—	1
Change in estimate (5)	—	(32)	—	—	1
Activity related to consolidated VIEs/VOEs	(4)	—	—	—	(3)
Transfers into Level 3 (6)	—	—	—	—	—
Transfers out of Level 3 (6)	—	—	—	—	—
Balance, December 31, 2020	$124	$2,488	$1	$(11,131)	$(28)

Balance, January 1, 2019	$165	$1,733	$21	$(5,674)	$(7)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), net	24	—	—	—	—
Net derivative gains (losses)	4	433	—	(2,442)	—
Total realized and unrealized gains (losses)	28	433	—	(2,442)	—
Other comprehensive income (loss)	—	—	—	—	—
Purchases (2)	14	45	—	(427)	(17)
Sales (3)	(16)	(72)	(1)	41	—
Settlements (4)	—	—	(2)	—	1
Change in estimate	—	—	—	—	3
Activity related to consolidated VIEs/VOEs	(3)	—	—	—	(3)
Transfers into Level 3 (6)	—	—	—	—	—
Transfers out of Level 3 (6)	(38)	—	(18)	—	—
Balance, December 31, 2019	$150	$2,139	$—	$(8,502)	$(23)

Balance, January 1, 2018	$99	$1,894	$22	$(4,492)	$(15)
Total gains (losses), realized and unrealized, included in:

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Other Equity Investments	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability	Contingent Payment Arrangement
	(in millions)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), net	12	—	—	—	—
Net derivative gains (losses)	—	(163)	—	(793)	—
Total realized and unrealized gains (losses)	12	(163)	—	(793)	—
Other comprehensive income (loss)		—	—	—	—
Purchases (2)	62	46	5	(413)	—
Sales (3)	(3)	(44)	(1)	24	—
Settlements (4)	—	—	(5)	—	6
Change in estimate	—	—	—	—	2
Activity related to consolidated VIEs/VOEs	(6)	—	—	—	—
Transfers into Level 3 (6)	6	—	—	—	—
Transfers out of Level 3 (6)	(5)	—	—	—	—
Balance, December 31, 2018	$165	$1,733	$21	$(5,674)	$(7)
______________
(1)The Company’s non-performance risk impact of $(764) million for the GMxB Derivative Features Liability and $7 million for the GMIB Reinsurance Contract Asset during the year ended December 2020, respectively, is recorded through Net derivative gains (losses).
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
The table below details changes in unrealized gains (losses) for the years ended December 31, 2020, 2019 and 2018 by category for Level 3 assets and liabilities still held as of December 31, 2020, 2019, and 2018, respectively.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Change in Unrealized Gains (Losses) for Level 3 Instruments

	Net Income (Loss)
	Net Derivative Gains (Losses)	OCI
	(in millions)
Held at December 31, 2020:
Change in unrealized gains (losses):
Fixed maturities, AFS
Corporate	$—	$(18)
State and political subdivisions	—	2
Asset-backed	—	—
Total fixed maturities, AFS	—	(16)
GMIB reinsurance contracts	417	—
Separate Account assets
GMxB derivative features liability	(2,253)	—
Total	$(1,836)	$(16)

Held at December 31, 2019:
Change in unrealized gains (losses):
Fixed maturities, AFS
Corporate	$—	$4
State and political subdivisions	—	3
Asset-backed	—	—
Total fixed maturities, AFS	—	7
GMIB reinsurance contracts	433	—
Separate Account assets	—	—
GMxB derivative features liability	(2,442)	—
Total	$(2,009)	$7

Held at December 31, 2018:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale
Corporate	$—	$(19)
State and political subdivisions	—	(1)
Commercial mortgage-backed	—	—
Asset-backed	—	(6)
Subtotal	—	(26)
GMIB reinsurance contracts	(163)	—
GMxB derivative features liability	(793)	—
Total	$(956)	$(26)

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of December 31, 2020 and 2019, respectively.
Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2020

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$34	Matrix pricing model	Spread over Benchmark	45 - 195 bps	160 bps
	1,148	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	3.5x - 33.1x 5.6% - 28.4% 1.9x -25.0x	10.8x 8.6% 6.8x
Other equity investments	2	Market comparable companies	Revenue multiple	9.7x - 26.4x	18.5x
	39	Discounted Cash Flow	Earnings multiple Discount factor Discount years	8.2x 10.0% 11
GMIB reinsurance contract asset	2,488	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 61 - 115	43 - 85 bps 0.6%-16% 0%-2% 0%-61% 7%-32% 0.01%-0.18% 0.07%-0.54% 0.42%-42.20%	50 bps 1.69% 0.91% 5.82% 24% 2.80% (same for all ages) (same for all ages)
Liabilities:
AB Contingent Consideration Payable	28	Discounted cash flow	Expected revenue growth rates Discount rate	0.7% - 50.0% 1.9% - 10.4%	4.9% 8.0%

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
GMIBNLG	10,713	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 61 - 115	96.0 bps 1.1%-25.7% 0.4%-2% 0%-100% 0.01%-0.19% 0.06%-0.53% 0.41%-41.39%	3.19% 0.93% 5.51% 1.56% (same for all ages) (same for all ages)
Assumed GMIB Reinsurance Contracts	195	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates (Age 0-85) Withdrawal rates (Age 86+) Utilization rates Volatility rates - Equity	60 - 133 1.1% - 11.1% 0.6% - 22.2% 1.1% - 100% 0% - 30% 7%-32%	99 bps 1.69% 0.91% (same for all ages) 5.82% 24%
GWBL/GMWB	190	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	96.0 bps 0.8%-16% 0%-8% 100% once starting 7%-32%	1.69% 0.91% 24%
GIB	31	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	96.0 bps 0.8%-15.6% 0%-2% 0%-100% 7%-32%	1.69% 0.91% 5.82% 24%
GMAB	2	Discounted cash flow	Non-performance risk Lapse rates Volatility rates - Equity	96.0 bps 0.8%-16% 7%-32%	1.69% 24%
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
Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2019

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$57	Matrix pricing model	Spread over benchmark	65 - 580 bps	184 bps
	1,025	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	3.3x - 56.7x 3.9% - 16.5% 0.8x - 48.1x	14.3x 10.0% 10.7x
Other equity investments	36	Discounted cash flow	Earnings multiple Discounts factor Discount years	8.0x 10.0% 11
GMIB reinsurance contract asset	2,139	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	55 - 109 bps 0.8% - 10% 0.0% - 8.0% 0.0% - 49.0% 9.0% - 30.0% 0.01% - 0.18% 0.07% - 0.54% 0.42% - 42.20%

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Liabilities:
AB Contingent Consideration Payable	23	Discounted cash flow	Expected revenue growth rates Discount rate	0.7% - 50.0% 3.0% - 10.4%
GMIBNLG	8,135	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	124 bps 0.8% - 19.9% 0.3% - 11.0% 0.0% - 100.0% 0.01% - 0.19% 0.06% - 0.53% 0.41% - 41.39%
Assumed GMIB Reinsurance Contracts	186	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates (Age 0 - 85) Withdrawal rates (Age 86+) Utilization rates Volatility rates - Equity	61 - 141 bps 1.1% - 11.1% 0.6% - 22.2% 1.1% - 100.0% 0.0% - 30.0% 9.0% - 30.0%
GWBL/GMWB	172	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	124 bps 0.8% - 10.0% 0.0% - 7.0% 100% after starting 9.0% - 30.0%
GIB	5	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	124 bps 1.2% - 19.9% 0.0% - 8.0% 0.0% - 100.0% 9.0% - 30.0%
GMAB	4	Discounted cash flow	Lapse rates Volatility rates - Equity	1.0% - 10.0% 9.0% - 30.0%
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
Excluded from the tables above as of December 31, 2020 and 2019, respectively, are approximately $743 million and $428 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above as of December 31, 2020 and 2019, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit risk transfer securities, and equipment financings. Included in the

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
tables above as of December 31, 2020 and 2019, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
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

Carrying Value of Financial Instruments Not Otherwise Disclosed in Note 3 and Note 4
The carrying values and fair values as of December 31, 2020 and 2019 for financial instruments not otherwise disclosed in Note 3 and Note 4 are presented in the table below.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2020:
Mortgage loans on real estate	$13,159	$—	$—	$13,491	$13,491
Policy loans	$4,118	$—	$—	$5,352	$5,352
Policyholders’ liabilities: Investment contracts	$2,198	$—	$—	$2,416	$2,416
FHLB funding agreements	$6,897	$—	$6,990	$—	$6,990
FABN funding agreements	$1,939	$—	$1,971	$—	$1,971
Short-term and long-term debt	$4,115	$—	$5,065	$—	$5,065
Separate Accounts liabilities	$10,081	$—	$—	$10,081	$10,081

December 31, 2019:
Mortgage loans on real estate	$12,107	$—	$—	$12,334	$12,334
Policy loans (1)	$3,735	$—	$—	$4,707	$4,707
Policyholders’ liabilities: Investment contracts (1)	$2,056	$—	$—	$2,167	$2,167
FHLB funding agreements	$6,909	$—	$6,957	$—	$6,957
Short-term and long-term debt	$4,111	$—	$4,514	$—	$4,514
Separate Accounts liabilities	$9,041	$—	$—	$9,041	$9,041
_____________
(1)Excludes amounts reclassified as HFS.

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
Policyholder Liabilities - Investment Contracts and Separate Accounts Liabilities
The fair values for deferred annuities and certain annuities, which are included in Policyholders’ account balances, and liabilities for investment contracts with fund investments in Separate Accounts, are estimated using projected cash flows discounted at rates reflecting current market rates. Significant unobservable inputs reflected in the cash flows

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
include lapse rates and withdrawal rates. Incremental adjustments may be made to the fair value to reflect non-performance risk. Certain other products such as the Company’s association plans contracts, supplementary contracts not involving life contingencies, Access Accounts and Escrow Shield Plus product reserves are held at book value.
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
Otherwise Not Required to be Included in the Table Above
The Company’s investment in COLI policies are recorded at their cash surrender value and are therefore not required to be included in the table above. See Note 2 for further description of the Company’s accounting policy related to its investment in COLI policies.
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
Liabilities for Variable Annuity Contracts with GMDB and GMIB Features without NLG Rider Feature
The change in the liabilities for variable annuity contracts with GMDB and GMIB features and without a NLG feature are summarized in the tables below. The amounts for the direct contracts (before reinsurance ceded) and assumed contracts are reflected in the consolidated balance sheets in future policy benefits and other policyholders’ liabilities. The amounts for the ceded contracts are reflected in the consolidated balance sheets in amounts due from reinsurers.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
The amounts for the ceded IB are reflected in the consolidated balance sheets in GMIB reinsurance contract asset, at fair value.
Change in Liability for Variable Annuity Contracts with GMDB and GMIB Features and No NLG Feature
Year Ended December 31, 2020, 2019 and 2018

	GMDB			GMIB
	Direct	Assumed	Ceded	Direct	Assumed	Ceded
	(in millions)
Balance, January 1, 2018	$4,061	$95	$(108)	$4,767	$195	$(1,894)
Paid guarantee benefits	(393)	(24)	16	(153)	(12)	44
Other changes in reserve	994	11	(21)	(868)	1	117
Balance, December 31, 2018	$4,662	$82	$(113)	$3,746	$184	$(1,733)
Paid guarantee benefits	(438)	(21)	14	(256)	7	72
Other changes in reserve	556	15	(5)	1,183	(4)	(478)
Balance, December 31, 2019	$4,780	$76	$(104)	$4,673	$187	$(2,139)
Paid guarantee benefits	(495)	(22)	15	(293)	15	79
Other changes in reserve	812	18	1	1,646	(6)	(428)
Balance, December 31, 2020	$5,097	$72	$(88)	$6,026	$196	$(2,488)

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
Account Values and Net Amount at Risk
Account Values and NAR for direct and assumed variable annuity contracts in force with GMDB and GMIB features as of December 31, 2020 are presented in the following tables by guarantee type. For contracts with the GMDB feature, the NAR in the event of death is the amount by which the GMDB feature exceeds the related Account Values. For contracts with the GMIB feature, the NAR in the event of annuitization is the amount by which the present value of the GMIB benefits exceed the related Account Values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB features may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Direct Variable Annuity Contracts with GMDB and GMIB Features as of December 31, 2020

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rate)
Variable annuity contracts with GMDB features
Account Values invested in:
General Account	$15,434	$88	$54	$167	$15,743
Separate Accounts	53,877	9,550	3,299	33,794	100,520
Total Account Values	$69,311	$9,638	$3,353	$33,961	$116,263

NAR, gross	$97	$33	$1,604	$17,047	$18,781
NAR, net of amounts reinsured	$97	$31	$1,125	$17,047	$18,300

Average attained age of policyholders (in years)	51.3	68.3	74.9	70.2	55.3
Percentage of policyholders over age 70	11.2%	48.4%	70.3%	54.2%	20.2%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

Variable annuity contracts with GMIB features
Account Values invested in:
General Account	$—	$—	$16	$217	$233
Separate Accounts	—	—	24,956	36,230	61,186
Total Account Values	$—	$—	$24,972	$36,447	$61,419

NAR, gross	$—	$—	$877	$11,219	$12,096
NAR, net of amounts reinsured	$—	$—	$281	$10,189	$10,470

Average attained age of policyholders (in years)	N/A	N/A	64.2	70.2	68.0
Weighted average years remaining until annuitization	N/A	N/A	5.6	0.6	2.5
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

Assumed Variable Annuity Contracts with GMDB and GMIB Features as of December 31, 2020

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rates)
Variable annuity contracts with GMDB features
Reinsured Account Values	$971	$5,349	$266	$1,176	$7,762
Net Amount at Risk assumed	$4	$207	$13	$109	$333

Average attained age of policyholders (in years)	68	73	78	76	73
Percentage of policyholders over age 70	45.4%	65.8%	80.4%	76.6%	65.4%
Range of contractually specified interest rates (1)	N/A	N/A	3%-10%	5%-10%	3%-10%

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rates)

Variable annuity contracts with GMIB features
Reinsured Account Values	$962	$45	$237	$1,197	$2,441
Net Amount at Risk assumed	$1	$—	$21	$226	$248

Average attained age of policyholders (in years)	72	74	72	70	71
Percentage of policyholders over age 70	64.8%	64.2%	62.2%	54.7%	59.6%
Range of contractually specified interest rates	N/A	N/A	3.3%-6.5%	6%-6%	3.3%-6.5%
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
Investment in Variable Insurance Trust Mutual Funds

	December 31,
	2020		2019
Mutual Fund Type	GMDB	GMIB	GMDB	GMIB
	(in millions)
Equity	$46,850	$18,771	$42,489	$17,941
Fixed income	5,506	2,701	5,263	2,699
Balanced	47,053	39,439	45,871	38,445
Other	1,111	275	865	263
Total	$100,520	$61,186	$94,488	$59,348

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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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

	Direct Liability (1)
	Year Ended December 31,
	2020	2019	2018
	(in millions)
Beginning balance	$898	$813	$703
Paid guarantee benefits	(39)	(20)	(23)
Other changes in reserves	163	127	133
Transfer to liabilities held-for-sale	—	(22)	$—
Ending balance	$1,022	$898	$813
______________
(1)There were no amounts of reinsurance ceded in any period presented.
10)    LEASES
On January 1, 2019, the Company adopted the new leases standard using the simplified modified retrospective transition method, as of the adoption date.The Company does not record leases with an initial term of 12 months or less in its consolidated balance sheets, but instead recognizes lease expense for these leases on a straight-line basis over the lease term. For leases with a term greater than one year, the Company records in its consolidated balance sheets at the time of lease commencement or modification a RoU operating lease asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the consolidated statements of income (loss) over the lease term on a straight-line basis. RoU operating lease assets represent the Company’s right to use an underlying asset for the lease term and RoU operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease.
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
The Company’s operating leases may include options to extend or terminate the lease, which are not included in the determination of the RoU operating asset or lease liability unless they are reasonably certain to be exercised. The Company's operating leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases. The Company typically does not include its renewal options in its lease terms for calculating its RoU operating lease asset and lease liability as the renewal options allow the Company to maintain operational flexibility and the Company is not reasonably certain it will exercise these renewal options until close to the initial end date of the lease. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Balance Sheet Classification of Operating Lease Assets and Liabilities

		December 31,
	Balance Sheet Line Item	2020	2019
		(in millions)
Assets:
Operating lease assets	Other assets	$691	$687
Liabilities:
Operating lease liabilities	Other liabilities	$855	$883
The table below summarizes the components of lease costs for the years ended December 31, 2020 and 2019.
Lease Costs

	Year Ended December 31,
	2020	2019
	(in millions)
Operating lease cost	$169	$186
Variable operating lease cost	49	50
Sublease income	(56)	(72)
Short-term lease expense	—	2
Net lease cost	$162	$166

Maturities of lease liabilities as of December 31, 2020 are as follows:
Maturities of Lease Liabilities

December 31, 2020
(in millions)
Operating Leases:
2021	$207
2022	196
2023	179
2024	116
2025	55
Thereafter	332
Total lease payments	1,085
Less: Interest	(230)
Present value of lease liabilities	$855

During April 2019, AB signed a lease, which commences in 2024, relating to approximately 190,000 square feet of space in New York City. The estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 20 year lease term is approximately $448 million. During the fourth quarter of 2020, AB exercised an option to return a half floor of this space, which reduced the square footage from approximately 190,000 to 166,000 square feet and the base rent obligation from $448 million to $393 million.
During December 2020, Equitable Financial signed a lease which is expected to commence in 2023 once certain conditions of the lease are met, relating to approximately 130,000 square feet of space in New York City. Equitable Financial currently has an option to decrease the square footage by up to approximately 41,000 square feet, with such option expiring in October 2021, subject to acceleration to June 2021 pursuant to the terms of the lease.
The below table presents the Company’s weighted-average remaining operating lease term and weighted-average discount rate.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Weighted Averages - Remaining Operating Lease Term and Discount Rate

	December 31,
	2020	2019
Weighted-average remaining operating lease term	6 years	6 years
Weighted-average discount rate for operating leases	3.07%	3.32%

Supplemental cash flow information related to leases was as follows:
Lease Liabilities Information

	Year Ended December 31,
	2020	2019
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$210	$222
Non-cash transactions:
Leased assets obtained in exchange for new operating lease liabilities	$156	$50

11)    REINSURANCE
The Company assumes and cedes reinsurance with other insurance companies. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Ceded reinsurance does not relieve the originating insurer of liability.
The following table summarizes the effect of reinsurance:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Direct premiums	$929	$1,068	$1,012
Reinsurance assumed	222	220	214
Reinsurance ceded	(154)	(141)	(132)
Premiums	$997	$1,147	$1,094

Direct charges and fee income	$4,149	$4,197	$4,252
Reinsurance ceded	(414)	(419)	(418)
Policy charges and fee income	$3,735	$3,778	$3,834

Direct policyholders’ benefits	$5,826	$4,711	$3,210
Reinsurance assumed	241	240	225
Reinsurance ceded	(741)	(566)	(579)
Policyholders’ benefits	$5,326	$4,385	$2,856

Direct interest credited to policyholders’ account balances	$1,252	$1,322	$1,117
Reinsurance ceded	(30)	(59)	(50)
Interest credited to policyholders’ account balances	$1,222	$1,263	$1,067
Ceded Reinsurance
The Company reinsures most of its new variable life, UL and term life policies on an excess of retention basis. The Company generally retains on a per life basis up to $25 million for single lives and $30 million for joint lives with the excess 100% reinsured. The Company also reinsures risk on certain substandard underwriting risks and in certain other cases.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Effective February 1, 2018, Equitable Financial entered into a coinsurance reinsurance agreement (the “Coinsurance Agreement”) to cede 90% of its single premium deferred annuities products issued between 1978-2001 and its guaranteed growth annuity single premium deferred annuity products issued between 2001-2014. As a result of this agreement, Equitable Financial transferred securities with a market value of $604 million and cash of $31 million to equal the statutory reserves of approximately $635 million. As the risks transferred by Equitable Financial to the reinsurer under the Coinsurance Agreement are not considered insurance risks and therefore do not qualify for reinsurance accounting, Equitable Financial applied deposit accounting. Accordingly, Equitable Financial recorded the transferred assets of $635 million as a deposit asset recorded in other assets, net of the ceding commissions paid to the reinsurer.
As of December 31, 2020 and 2019, the Company had reinsured with non-affiliates in the aggregate approximately 2.6% and 2.8%, respectively, of its current exposure to the GMDB obligation on annuity contracts in-force and, subject to certain maximum amounts or caps in any one period, approximately 13.4% and 14.2% of its current liability exposure, respectively, resulting from the GMIB feature. For additional information, see Note 9.
Based on management’s estimates of future contract cash flows and experience, the estimated net fair values of the ceded GMIB reinsurance contracts, considered derivatives, were $2.5 billion and $2.1 billion as of December 31, 2020 and 2019, respectively. The estimated fair values increased $349 million and $407 million during 2020 and 2019, respectively, and decreased $162 million during 2018.
Third-party reinsurance recoverables related to insurance contracts amounted to $4.6 billion as of December 31, 2020 and 2019. Additionally, $2.6 billion and $2.6 billion of the amounts due from reinsurers relates to two reinsurers, Zurich Insurance Company, Ltd. (AA- rating by S&P) and Protective Life Insurance Company (AA- rating by S&P).
As of December 31, 2020 and 2019, amounts due to reinsurers were $1.4 billion. Included in this balance were policy loans ceded to RGA Reinsurance Company of $1.1 billion and $1.2 billion, respectively and policy loans ceded to Protective Life of $116 million and $119 million, respectively.
The Company cedes substantially all of its group health business to a third-party insurer. Insurance liabilities ceded totaled $48 million and $57 million as of December 31, 2020 and 2019, respectively.
The Company also cedes a portion of its extended term insurance and paid-up life insurance and substantially all of its individual disability income business through various coinsurance agreements.
Assumed Reinsurance
In addition to the sale of insurance products, the Company currently assumes risk from professional reinsurers. The Company also has a run-off portfolio of assumed reinsurance liabilities at CS Life. The Company assumes accident, life, health, annuity (including products covering GMDB and GMIB benefits), aviation, special risk and space risks by participating in or reinsuring various reinsurance pools and arrangements. Reinsurance assumed reserves were $788 million and $1.1 billion as of December 31, 2020 and 2019, respectively and included assumed GMIB reserves that had an estimated net fair value of $195 million and $186 million as of December 31, 2020 and 2019, respectively.
For reinsurance agreements with affiliates, see “Related Party Transactions” in Note 13.
12)    SHORT-TERM AND LONG-TERM DEBT
The following table sets forth the Company’s total consolidated borrowings. Short-term and long-term debt consists of the following:

	December 31,
	2020	2019
	(in millions)
Short-term debt:
Total short-term debt	—	—

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	December 31,
	2020	2019
	(in millions)
Long-term debt:
Senior Notes (5.0%, due 2048)	1,481	1,480
Senior Notes (4.35%, due 2028)	1,489	1,487
Senior Notes (3.9%, due 2023)	796	795
Senior Debentures, (7.0%, due 2028)	349	349
Total long-term debt	4,115	4,111
Total short-term and long-term debt	$4,115	$4,111

As of December 31, 2020, the Company is in compliance with all debt covenants.
Short-term Debt
AB Commercial Paper
As of December 31, 2020 and December 31, 2019, AB had no commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings for the commercial paper outstanding in 2020 was $83 million with a weighted average interest rate of 0.4%. Average daily borrowings for the commercial paper in 2019 was $439 million with a weighted average interest rate of 2.6%.
AB Revolver Credit Facility
On December 1, 2016, AB entered into a $200 million, unsecured 364-day senior revolving credit facility (the “AB Credit Facility”) with a leading international bank and the other lending institutions that may be party thereto. On November 16, 2018, AB amended and restated the AB Credit Facility, extending the maturity date from November 28, 2018 to November 16, 2021. There were no other significant changes included in the amendment. The AB Credit Facility is available for AB’s and SCB LLC’s business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC’s operations. Both AB and SCB LLC can draw directly under the AB Credit Facility and management expects to draw on the AB Credit Facility from time to time. AB has agreed to guarantee the obligations of SCB LLC under the AB Credit Facility. The AB Credit Facility contains affirmative, negative and financial covenants which are identical to those of the AB Credit Facility described below. As of December 31, 2020 and 2019 , AB had no amounts outstanding under the AB Credit Facility. Average daily borrowings for 2020 and 2019 were $17 million and $24 million, respectively, with weighted average interest rates of 1.6% and 3.2%, respectively.
Long-term Debt
Holdings Senior Notes and Senior Debentures
On April 20, 2018, Holdings issued $800 million aggregate principal amount of 3.9% Senior Notes due 2023, $1.5 billion aggregate principal amount of 4.35% Senior Notes due 2028 and $1.5 billion aggregate principal amount of 5.0% Senior Notes due 2048 (together, the “Notes”). These amounts are recorded net of original issue discount and issuance costs. As of December 31, 2020 and 2019, these notes remain outstanding.
As of December 31, 2020 and 2019, Holdings had outstanding $349 million aggregate principal amount of 7.0% Senior Debentures due 2028 (the “Senior Debentures”). On October 1, 2018, AXA Financial merged with and into its direct parent, Holdings, with Holdings continuing as the surviving entity( the “AXA Financial Merger”). As a result of the AXA Financial merger, Holdings assumed AXA Financial’s obligations under the Senior Debentures.
The Notes and Senior Debentures contain customary affirmative and negative covenants, including a limitation on certain liens and a limit on the Company’s ability to consolidate, merge or sell or otherwise dispose of all or substantially all of its assets. The Notes and Senior Debentures also include customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding Notes and Senior Debentures may be accelerated. As of December 31, 2020, the Company was not in breach of any of the covenants.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Contingent Funding Arrangements
For information regarding activity pertaining to our contingent funding arrangements, see Note 17 - “Commitments and Contingencies” of the Notes to the Consolidated Financial Statements.
Credit Facilities
Holdings Revolving Credit Facility
In February 2018, Holdings entered into a $2.5 billion five-year senior unsecured revolving credit facility with a syndicate of banks. The revolving credit facility has a sub-limit of $1.5 billion for the issuance of letters of credit to support the life insurance business reinsured by EQ AZ Life Re and the third-party GMxB variable annuity business retroceded to CS Life RE. As of December 31, 2020, the Company had $150 million and $355 million of undrawn letters of credit issued out of the $1.5 billion sub-limit for CS Life and Equitable Financial, respectively, as beneficiaries. See “Note 18 - Ins Group Stat Financial Info” for additional information regarding statutory reserve credits for reinsurance treaties with intercompany reinsurers that hold assets in irrevocable trusts.
Bilateral Letter of Credit Facilities
In February 2018, the Company entered into bilateral letter of credit facilities, each guaranteed by Holdings, with an aggregate principal amount of approximately $1.9 billion, with multiple counterparties. These facilities support the life insurance business reinsured by EQ AZ Life Re. While the facilities with JP Morgan Chase Bank, N.A. and Citibank Europe PLC mature on February 16, 2023, the one with HSBC matures on February 2024 and the rest of the facilities mature on February 16, 2025.
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
The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of December 31, 2020, AB was in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.
Amounts under the Credit Facility may be borrowed, repaid and re-borrowed by us from time to time until the maturity of the facility. Voluntary prepayments and commitment reductions requested by AB are permitted at any time without a fee (other than customary breakage costs relating to the prepayment of any drawn loans) upon proper notice and subject to a minimum dollar requirement. Borrowings under the AB Credit Facility bear interest at a rate per annum, which will be, at AB’s option, a rate equal to an applicable margin, which is subject to adjustment based on the credit ratings of AB, plus one of the following indices: LIBOR; a floating base rate; or the Federal Funds rate.
As of December 31, 2020 and 2019, AB had no amounts outstanding under the AB Credit Facility. During the years ended the December 31, 2020 and 2019, AB and SCB LLC did not draw upon the AB Credit Facility.
In addition, SCB LLC currently has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit borrowing up to an aggregate of approximately $165 million, with AB named as an additional borrower, while the other line has no stated limit. As of December 31, 2020 and 2019, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings of bank loans during 2020 and 2019 were $1 million and $2 million, respectively, with weighted average interest rates of approximately 1.6% and 1.9%, respectively.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
Following AXA’s sale of 3 million shares of Holdings’ common stock in December 2019 (the”December Sale”)., AXA holds less than 10% of Holdings common stock. Therefore, AXA and its affiliates (collectively, “AXA Affiliates”) are no longer considered related parties of the Company. Transactions with AXA Affiliates continue to be reported as related party transactions for periods prior to the December Sale.
Transactions with AXA and its Affiliates:
As former wholly-owned subsidiaries of AXA, Holdings and its subsidiaries historically entered into various transactions with AXA Affiliates for services necessary to conduct their activities. Subsequent to the December Sale, certain of such services continued, as provided for under a TSA and other such agreements entered into in connection with the IPO.
General Services Agreements with AXA Affiliates
Prior to the IPO, Holdings entered into cost-sharing and general service agreements with various AXA Affiliates pursuant to which the parties provided general corporate services (IT, human resources, legal, finance, etc.) to each other.
Reinsurance Assumed from AXA Affiliates
Prior to 2019, AGL retroceded a quota share portion of certain life and health risks of various AXA Affiliates to Equitable Financial and Equitable America on a one-year term basis. The agreement was closed effective December 31, 2018. Also, AXA Life Insurance Company Ltd. cedes a portion of its variable deferred annuity business to Equitable Financial.
Premiums earned in 2019 and 2018 were $6 million and $8 million, respectively. Claims and expenses paid in 2019 and 2018 were $1 million and $3 million, respectively.
Reinsurance Ceded to AXA Affiliates
Equitable Financial entered into a stop loss reinsurance agreement with AGL to protect Equitable Financial with respect to a deterioration in its claims experience following the occurrence of an extreme mortality event.
Equitable Financial also accepted certain retrocession policies through reinsurance agreements with various reinsurers and retroceded to AGL the excess of its first retention layer.
In addition, certain of the Company’s subsidiaries entered into a Life Catastrophe Excess of Loss Reinsurance Agreement (the “Excess of Loss Agreement”) with a number of subscribing reinsurers, which included AGL. AGL participated as a subscribing reinsurer with 5% of the pool, pro rata, across the upper and lower layers through the contract period ending March 31, 2018.
Premiums and expenses paid for the above agreements in 2019 and 2018 were $3 million and $4 million, respectively.
On September 12, 2018 AXA acquired XL Catlin (“AXA XL Catlin”). The Company had previously ceded part of its disability income business to AXA XL Catlin. As of December 31, 2019, loss reserves ceded to AXA XL Catlin were $104 million.
Investments in Unconsolidated Equity Interests in AXA Affiliates
As of December 31, 2020 and 2019, respectively, the Company held approximately $284 million and $265 million of invested assets in the form of equity interests issued in non-corporate legal entities that were determined by the Company to be VIEs, as further described in Note 2. These legal entities are related parties of the Company. The Company reflects these equity interest in the consolidated Balance Sheets as other equity investments. The net assets of these unconsolidated VIEs are approximately $12.6 billion and $10.1 billion as of December 31, 2020 and 2019, respectively. The Company also has approximately $212 million and $275 million of unfunded commitments as of December 31, 2020 and 2019, respectively with these legal entities.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Post-IPO Transactions with AXA Affiliates
Transitional Services Agreement
Holdings and AXA entered into a TSA, dated as of May 4, 2018, regarding the continued provision of services between the Company and AXA and its subsidiaries on a transitional basis. The TSA replaced existing cost-sharing and general service agreements with various AXA subsidiaries and governs the following types of services:
•services AXA or its subsidiaries (other than the Company) receive pursuant to a contract with a third-party service provider, which AXA or its subsidiaries then provide to the Company on a pass-through basis;
•services the Company receives pursuant to a contract with a third-party service provider, which the Company then provides to AXA or its subsidiaries (excluding the Company) on a pass-through basis;
•certain services the Company receives directly from AXA or its subsidiaries (excluding the Company); and
•certain services the Company provides directly to AXA or its subsidiaries (excluding the Company).
The fees for each service vary and may be based on costs, usage, previously established rates or other factors. Generally, all services other than specified long-term services will be provided until March 2022, unless the service recipient elects to terminate the service earlier upon 180 days written notice. The specified long-term services will be provided until specific end dates listed in the TSA.
In addition to the above, prior to 2019, AXA allocated a portion of its corporate overhead expenses to the Company. There were no expenses allocated to the Company in 2020 or 2019. Expenses associated with overhead costs in 2018 were $35 million.
Termination of Trademark License Agreement
On May 4, 2018, AXA and Holdings entered into a TLA that replaced the existing sub-licensing agreement between AXA Financial and AXA (the “Former TLA”). Under the TLA, AXA granted the Company a limited license to use certain trademarks (the “Licensed Marks”), including the name “AXA” and domain names, in the United States and Canada (the “Territory”). Under the TLA, the Company was obligated to pay AXA consideration for the grant of the license based on the same formula that applied under the Former TLA which took into account the Company’s revenue (excluding certain items) and a notoriety index for the Licensed Marks in the Territory. On March 28, 2019, AXA terminated the TLA. In 2020, we removed “AXA” from our legal entity name and rebranded as “Equitable” across our retirement and protection businesses.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Investment Management and Administrative Services Provided by EIM to Related Trusts
EIM provides investment management and administrative services to EQAT, EQ Premier VIP Trust, 1290 Funds and the Other AXA Trusts, all of which are considered related parties. Investment management and service fees earned are calculated as a percentage of assets under management and are recorded as revenue as the related services are performed.
Investment Management and Related Services Provided by AB to Related Mutual Funds
AB provides investment management and related services to mutual funds sponsored by AB. Revenues earned by AB from providing these services were as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Investment management and services fees	$1,368	$1,276	$1,207
Distribution revenues	516	441	404
Other revenues - shareholder servicing fees	79	75	74
Other revenues - other	8	7	7
Total	$1,971	$1,799	$1,692

Revenues and Expenses Transactions with AXA Affiliates
The table below summarizes the expenses reimbursed to/from the Company and the fees received/paid by the Company in connection with certain services described above for the years ended December 31, 2019 and 2018.

	2019	2018

Revenue received or accrued for:
General services provided to AXA Affiliates (1)	—	6
Total	$—	$6

Expenses paid or accrued for:
General services provided by AXA Affiliates (1)	$65	$146
Investment management services provided by AXA IM, AXA REIM, and AXA Rosenberg (1)	5	2
AXA Guarantees and AXA Credit Facility (1)	—	1
Total	$70	$149
______________
(1) AXA Affiliates are no longer considered related parties of the Company, effective December 2019 and have been excluded from 2020 amounts.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Revenues and Expenses Transactions with Equitable Affiliates
The table below summarizes the expenses reimbursed to/from the Company and the fees received/paid by the Company in connection with certain services described above for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Revenue received or accrued for:
Investment management and administrative services provided to EQAT, EQ Premier VIP Trust, 1290 Funds and Other AXA Trusts	$724	$732	$727
Total	$724	$732	$727

Expenses paid or accrued for:
Investment management services provided by AXA Strategic Ventures Corporation	2	2	2
Total	$2	$2	$2

Contribution to the Equitable Foundation
The company made no funding contributions the year ended 2020. For the year ended December 31, 2019, Equitable Financial made a funding contribution to the Equitable Foundation of $25 million. The Equitable Foundation is the philanthropic arm of Equitable Financial.
14)    EMPLOYEE BENEFIT PLANS
As a result of the AXA Financial merger, Holdings assumed all of AXA Financial’s liabilities, including its obligations under two assumption agreements pursuant to which it legally assumed primary liability for certain employee benefit plans of Equitable Financial. Holdings also succeeded AXA Financial as the sponsor of the MONY Life Retirement Income Security Plan for Employees.
Pension Plans
Holdings and Equitable Financial Retirement Plans
Equitable Financial sponsors the Equitable 401(k) Plan, a qualified defined contribution plan for eligible employees and financial professionals. The plan provides for a company contribution, a company matching contribution, and a discretionary profit-sharing contribution. Expenses associated with this 401(k) Plan were $49 million, $55 million and $36 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Holdings sponsors the MONY Life Retirement Income Security Plan for Employees and Equitable Financial sponsors the Equitable Retirement Plan (the “ Equitable Financial QP”), both of which are frozen qualified defined benefit plans covering eligible employees and financial professionals. These pension plans are non-contributory, and their benefits are generally based on a cash balance formula and/or, for certain participants, years of service and average earnings over a specified period. Holdings and Equitable Financial also sponsor certain nonqualified defined benefit plans, including the Equitable Excess Retirement Plan, that provide retirement benefits in excess of the amount permitted under the tax law for the qualified plans. Holdings has assumed primary liability for both plans. Equitable Financial remains secondarily liable for its obligations under the Equitable Financial QP and would recognize such liability in the event Holdings does not perform.
On March 13, 2018, the Company signed a binding agreement with a third-party insurer to purchase two single premium, non-participating group annuity contracts with the intent of settling certain retiree liabilities under the MONY Life Retirement Income Security Plan for Employees and the Equitable Financial QP. Payment of the preliminary contribution amounts for the group annuity contracts was funded from plan assets on March 20, 2018, securing the third-party insurer’s irrevocable assumption of certain benefits obligations and commitment to issue the group annuity contracts. The annuity purchase transaction and consequent transfer of $254 million of the plans’ obligations to retirees or 10% of the aggregate pension benefit obligations resulted in a partial settlement of the plans.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
The Company remeasured the plans’ assets and obligations on March 20, 2018, as required in the event of an accounting settlement. For the year end December 31, 2018, the Company recognized a pre-tax settlement loss of $109 million, largely attributable to recognition of a pro rata portion of the plans’ unamortized net actuarial losses accumulated in other comprehensive income and routine lump-sum distributions totaling $36 million made from the Equitable Financial QP and the MONY Life Retirement Income Security Plan for Employees.
Holdings and Equitable Financial use a December 31 measurement date for their pension plans.
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
Contributions and Funding Policy
The Company’s funding policy for its qualified pension plans is to satisfy its funding obligations each year in an amount not less than the minimum required by ERISA, as amended by the Pension Act, and not greater than the maximum the Company can deduct for federal income tax purposes. For 2020, no cash contributions were made by Holdings or Equitable Financial to their respective qualified pension plans. Based on the funded status of the plans as of December 31, 2019, AB contributed $4 million to the AB Plan during 2020. AB currently estimates that it will not contribute to the AB Plan during 2021. No minimum funding contributions under ERISA are required to be made to the Holdings and Equitable Financial plans, and management does not expect to make any discretionary contributions to those plans during 2021.
Net Periodic Pension Expense
Components of net periodic pension expense for the Company’s qualified and non-qualified plans were as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Service cost	$6	$8	$8
Interest cost	77	104	103
Expected return on assets	(147)	(152)	(163)
Actuarial (gain) loss	1	1	1
Net amortization	103	94	98
Impact of settlement	7	—	109
Net periodic pension expense	$47	$55	$156

Changes in PBO
Changes in the PBO of the Company’s qualified and non-qualified plans were comprised of:

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	2020	2019
	(in millions)
Projected benefit obligation, beginning of year	$3,056	$2,874
Service cost	—	—
Interest cost	77	104
Actuarial (gains)/losses (1)	272	303
Benefits paid	(203)	(225)
Plan amendments and curtailments	—	—
Settlements	(22)	—
Projected benefit obligation, end of year	$3,180	3,056
______________
(1)Actuarial gains and losses are a product of changes in the discount rate as shown below.
The following table discloses the change in plan assets and the funded status of the Company’s qualified pension plans and non-qualified pension plans:

	2020	2019
	(in millions)
Pension plan assets at fair value, beginning of year	$2,552	$2,341
Actual return on plan assets	373	389
Contributions	—	4
Benefits paid	(165)	(183)
Annuity purchases	(16)	—
Pension plan assets at fair value, end of year	2,744	2,552
PBO	3,180	3,056
Excess of PBO over pension plan assets, end of year	$436	$504

Accrued pension costs of $436 million and $504 million as of December 31, 2020 and 2019, respectively, were recognized in the accompanying consolidated balance sheets to reflect the unfunded status of these plans.

	December 31,
	2020	2019
	(in millions)
Projected benefit obligation	$3,180	$3,056
Accumulated benefit obligation	3,180	3,056
Fair value of plan assets	$2,744	$2,552

Unrecognized Net Actuarial (Gain) Loss
The following table discloses the amounts included in AOCI as of December 31, 2020 and 2019 that have not yet been recognized as components of net periodic pension cost.

	December 31,
	2020	2019
	(in millions)
Unrecognized net actuarial (gain) loss	$895	$976
Unrecognized prior service cost (credit)	(1)	(1)
Unrecognized net transition obligation (asset)	—	1
Total	$894	$976
Pension Plan Assets
The fair values of qualified pension plan assets are measured and ascribed to levels within the fair value hierarchy in a manner consistent with the fair values of the Company’s invested assets that are measured at fair value on a recurring basis. See Note 8 for a description of the fair value hierarchy.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
The following table discloses the allocation of the fair value of total qualified pension plan assets as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Fixed maturities	47.2%	48.9%
Equity securities	32.1	27.6
Equity real estate	14.7	15.9
Cash and short-term investments	1.7	2.8
Other	4.3	4.8
Total	100.0%	100.0%

Qualified pension plan assets are invested with the primary objective of return, giving consideration to prudent risk. Guidelines regarding the allocation of plan assets are established by the respective Investment Committees for the plans and are designed with a long-term investment horizon. As of December 31, 2020, the qualified pension plans continued their investment allocation strategy to target a 50%- 50% mix of long-duration bonds and “return-seeking” assets, including public equities, real estate, hedge funds, and private equity.
The following tables disclose the fair values of qualified pension plan assets and their level of observability within the fair value hierarchy as of December 31, 2020 and 2019, respectively.

	Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2020:
Fixed Maturities:
Corporate	$—	$831	$—	$831
U.S. Treasury, government and agency	—	412	—	412
States and political subdivisions	—	16	—	16
Foreign governments	—	14	—	14
Commercial mortgage-backed	—	1	—	1
Common equity, REITs and preferred equity	622	113	—	735
Mutual funds	63	—	—	63
Collective Trust	—	98	—	98
Derivatives, net	—	—	—	—
Cash and cash equivalents	23	—	—	23
Short-term investments	—	21	—	21
Total Assets at Fair Value	708	1,506	—	2,214
Investments measured at NAV	—	—	—	536
Total Investments at Fair Value	$708	$1,506	$—	$2,750

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2019:
Fixed Maturities:
Corporate	—	$708	$—	$708
U.S. Treasury, government and agency	—	508	—	508
States and political subdivisions	—	24	—	24
Foreign governments	—	2	—	2
Commercial mortgage-backed	—	—	1	1
Common equity, REITs and preferred equity	489	92	—	582
Mutual funds	54	—	—	54
Collective Trust	—	97	—	97
Derivatives, net	—	—	—	—
Cash and cash equivalents	23	—	—	23
Short-term investments	—	21	—	21
Total Assets at Fair Value	567	1,453	1	2,020
Investments measured at NAV	—	—	—	540
Total Investments at Fair Value	$567	$1,453	$1	$2,560

The following table lists investments for which NAV is calculated; NAV is used as a practical expedient to determine the fair value of these investments as of December 31, 2020 and 2019.
Practical Expedient Disclosure as of December 31, 2020 and 2019

Investment	Fair Value	Redemption Frequency (If currently eligible)	Redemption Notice Period	Unfunded Commitments
	(in millions)
December 31, 2020:
Private Equity Fund	$69	N/A (1) (2)	N/A	$21
Private Real Estate Investment Trust	397	Quarterly	One Quarter	—
Hedge Fund	69	Calendar Quarters (3)	Previous Quarter End	$4
Total (4)	$535

December 31, 2019:
Private Equity Fund	$64	N/A (1)(2)	N/A	$28
Private Real Estate Investment Trust	396	Quarterly	One Quarter	—
Hedge Fund	80	Calendar Quarters (3)	Previous Quarter End	$3
Total (4)	$540
_______________
(1)Cannot sell or transfer ownership interest without prior written consent to transfer, and by meeting several criteria (e.g., does not adversely affect other investors).
(2)Cannot sell interest in the vehicle without prior written consent of the managing member.
(3)March, June, September and December.
(4)Includes equity method investments of $110 million and $115 million as of December 31, 2020 and 2019, respectively.
The table below presents a reconciliation for all Level 3 fair values of qualified pension plan assets as of December 31, 2020, 2019 and 2018, respectively:

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Level 3 Instruments
Fair Value Measurements

	Private Real Estate Investment Trusts	Other Equity Investments	Fixed Maturities
	(in millions)
Balance, January 1, 2020	$—	$—	$1
Actual return on plan assets — Sales/Settlements	—	—	(1)
Balance, December 31, 2020	$—	$—	$—

Balance, January 1, 2019	$—	$—	$2
Actual return on plan assets — Sales/Settlements	—	—	(1)
Balance, December 31, 2019	$—	$—	$1

Balance, January 1, 2018	$—	$—	$3
Actual return on plan assets — Sales/Settlements	—	—	(1)
Balance, December 31, 2018	$—	$—	$2

As of December 31, 2020, assets classified as Level 1, Level 2 and Level 3 comprise approximately 25.7%, 54.8% and 0.0%, respectively, of qualified pension plan assets. As of December 31, 2019, assets classified as Level 1, Level 2 and Level 3 comprised approximately 22.1%, 56.7% and 0.0%, respectively, of qualified pension plan assets. There are no significant concentrations of credit risk arising within or across categories of qualified pension plan assets.
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
Mortality
In October 2016, the Society of Actuaries (“SOA”) released MP-2016, its second annual update to the “gold standard” mortality projection scale issued by the SOA in 2014, reflecting three additional years of historical U.S. population historical mortality data (2012 through 2014). Similar to its predecessor (MP-2015), MP-2016 indicated that, while mortality data continued to show longer lives, longevity was increasing at a slower rate and lagging behind that previously suggested both by MP-2015 and MP-2014. The Company considered this new data as well as observations made from current practice regarding how to best estimate improved trends in life expectancies and concluded to continue using the RP-2000 base mortality table projected on a full generational basis with Scale BB mortality improvements for purposes of measuring and reporting its consolidated defined benefit plan obligations as of December 31, 2020.
The following table discloses assumptions used to measure the Company’s pension benefit obligations and net periodic pension cost at and for the years ended December 31, 2020 and 2019.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	December 31,
	2020	2019
Discount rates:
Equitable Financial QP	2.11%	2.98%
Equitable Excess Retirement Plan	1.99%	2.9%
MONY Life Retirement Income Security Plan for Employees	2.43%	3.19%
AB Qualified Retirement Plan	3.35%	4.4%
Other defined benefit plans	1.46%-2.43%	2.58% — 3.07%
Periodic cost	0.51%-2.43%	3.75% — 4.20%
Cash balance interest crediting rate for pre-April 1, 2012 accruals	4.00%	4.00%
Cash balance interest crediting rate for post-April 1, 2012 accruals	2.25%	2.50%

Rates of compensation increase:
Benefit obligation	5.99%	5.98%
Periodic cost	6.32%	6.38%

Expected long-term rates of return on pension plan assets (periodic cost)	6.25%	6.75%

The expected long-term rate of return assumption on plan assets is based upon the target asset allocation of the plan portfolio and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class. Prior to 1987, participants’ benefits under the Equitable Financial QP were funded through the purchase of non-participating annuity contracts from Equitable Financial. Benefit payments under these contracts were approximately $5 million and $5 million for 2020 and 2019, respectively.
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
The Company sponsors the Equitable Executive Survivor Benefits Plan (the “ESB Plan”) which provides post-retirement life insurance benefits to eligible executives. Eligible executives may choose up to four levels of coverage with each level providing a benefit equal to the executive’s compensation, subject to an overall $25 million cap. Aside from the ESB Plan, the Company does not currently offer post-retirement life insurance benefits but continues to provide post-retirement life insurance benefits to certain active and retired employees who were eligible for such benefits under discontinued plans. The ESB Plan was closed to new participants on January 1, 2019.
For 2020 and 2019, post-retirement benefits payments were $24 million and $33 million, respectively, net of employee contributions.
The Company uses a December 31 measurement date for its post-retirement plans.
Components of Net Post-Retirement Benefits Costs

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Service cost	$2	$1	$2
Interest cost	13	18	16
Net amortization	9	6	9
Net periodic post-retirement benefits costs	$24	$25	$27

Changes in the accumulated benefits obligation of the Company’s post-retirement plans recognized in the accompanying consolidated financial statements are described in the following table:

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Accumulated Post-Retirement Benefits Obligation

	December 31,
	2020	2019
	(in millions)
Accumulated post-retirement benefits obligation, beginning of year	$517	$483
Service cost	2	1
Interest cost	13	18
Contributions and benefits paid	(24)	(34)
Plan amendments/curtailments	(30)	—
Actuarial (gains) losses	38	49
Accumulated post-retirement benefits obligation, end of year	$516	$517

The post-retirement medical plan obligations of the Company are offset by an anticipated subsidy from Medicare Part D, which is assumed to increase with the healthcare cost trend.
Assumed Healthcare Cost Trend Rates used to Measure the Expected Cost of Benefits

	December 31,
	2020	2019
Following year	5.6%	6.1%
Ultimate rate to which cost increase is assumed to decline	4.0%	4.0%
Year in which the ultimate trend rate is reached	2095	2092

The following table discloses the amounts included in AOCI as of December 31, 2020 and 2019 that have not yet been recognized as components of net periodic post-retirement benefits cost:

	December 31,
	2020	2019
	(in millions)
Unrecognized net actuarial (gains) losses	$186	$158
Unrecognized prior service (credit)	(29)	—
Total	$157	$158

The assumed discount rates for measuring the post-retirement benefit obligations as of December 31, 2020 and 2019 were determined in substantially the same manner as described above for measuring the pension benefit obligations. The following table discloses the range of discrete single equivalent discount rates and related net periodic cost at and for the years ended December 31, 2020 and 2019.

	December 31,
	2020	2019
Discount rates:
Benefit obligation	1.97%-2.38%	2.29% — 3.16%
Periodic cost	2.80%-3.16%	3.53% — 4.17%

The Company provides post-employment medical and life insurance coverage for certain disabled former employees. The accrued liabilities for these post-employment benefits were $3 million and $8 million, respectively, as of December 31, 2020 and 2019. Components of net post-employment benefits costs follow:

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Service cost	$1	$1	$2
Interest cost	—	—	—
Net amortization	(5)	—	(1)
Net (gain) loss	—	(1)	—
Net periodic post-employment benefits costs	$(4)	$—	$1

The following table provides an estimate of future benefits expected to be paid in each of the next five years, beginning January 1, 2021, and in the aggregate for the five years thereafter. These estimates are based on the same assumptions used to measure the respective benefit obligations as of December 31, 2020 and include benefits attributable to estimated future employee service.

		Postretirement Benefits
			Health
Calendar Year	Pension Benefits	Life Insurance	Gross Estimate Payment	Estimated Medicare Part D Subsidy	Net Estimate Payment
	(in millions)
2021	$231	$25	$8	$—	$8
2022	$264	$25	$7	$—	$7
2023	$214	$24	$7	$—	$7
2024	$209	$24	$6	$—	$6
2025	$206	$24	$6	$—	$6
Years 2026 — 2030	$2,690	$516	$59	$—	$59

Effective December 31, 2020, the current health plan coverages through the Equitable Retiree Group Health Plan were terminated. Medicare-eligible retirees and their Medicare-eligible dependents were given the opportunity to elect a Medicare plan through the Aon Retiree Health Exchange effective January 1, 2021 and certain eligible retirees were offered a retiree health reimbursement account contribution to help pay for premiums and out-of-pocket expenses. Pre-65 retirees and their pre-65 dependents were given the opportunity to elect health coverage under the Aon Active Health Exchange effective January 1, 2021. Even though the effective date of the change in benefits doesn’t commence until January 1, 2021, the effect of the amendment must be recognized immediately and is reflected in the measurement of the accumulated postretirement benefit obligations as of December 31, 2020.
15)    SHARE-BASED COMPENSATION PROGRAMS
Compensation costs for 2020, 2019 and 2018 for share-based payment arrangements as further described herein are as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Performance Shares	$11	$29	$11
Stock Options	7	4	2
Restricted Stock Units	234	243	215
Total compensation expenses	$252	$276	$228
Income Tax Benefit	$52	62	49

Since 2018, Holdings has granted equity awards under the Equitable Holdings, Inc. 2018 Omnibus Incentive Plan and the Equitable Holdings, Inc. 2019 Omnibus Incentive Plan (together the “Omnibus Plans”) which were adopted by Holdings on April 25, 2018 and February 28, 2019 respectively. Awards under the Omnibus Plans are linked to Holdings’ common stock. As of December 31, 2020, the common stock reserved and available for issuance under the Omnibus Plans was 23.4 million shares. Holdings may issue new shares or use common stock held in treasury for awards linked to Holdings’ common stock.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Retirement and Protection
Equity awards for R&P employees, financial professionals and directors in 2020, 2019 and 2018 were granted under the Omnibus Plans with the exception of the Holdings restricted stock units (“Holdings RSUs”) granted to financial professionals in 2018. All grants discussed in this section will be settled in shares of Holdings’ common stock except for the RSUs granted to financial professionals in 2019 and 2018 which will be settled in cash.
For awards with graded vesting schedules and service-only vesting conditions, including Holdings RSUs and other forms of share-based payment awards, the Company applies a straight-line expense attribution policy for the recognition of compensation cost. Actual forfeitures with respect to the 2020, 2019, and 2018 grants were considered immaterial in the recognition of compensation cost.
Annual Awards
Each year, the Compensation Committee of the Holdings’ Board of Directors approves an equity-based award program with awards under the program granted at its regularly scheduled meeting in February. Annual awards under Holdings’ equity programs for 2020, 2019 and 2018 consisted of a mix of equity vehicles including Holdings RSUs, Holdings stock options and Holdings performance shares. If Holdings pays any ordinary dividend in cash, all outstanding Holdings RSUs and performance shares will accrue dividend equivalents in the form of additional Holdings RSUs or performance shares to be settled or forfeited consistent with the terms of the related award.
Holdings RSUs
Holdings RSUs granted to R&P employees under an annual program vest ratably in equal annual installments over a three-year period. The fair value of the awards was measured using the closing price of the Holdings share on the grant date, and the resulting compensation expense will be recognized over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible, but not less than one year.
Under the 2020 equity program, eligible R&P financial professionals were granted stock-settled Holdings RSUs which vest ratably in equal annual installments over a three-year period and are equity-classified. The fair value of these awards was measured using the closing price of the Holdings share on the grant date, and the resulting compensation expense will be recognized over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible, but not less than one year.
Under the 2019 and 2018 equity programs, R&P financial professionals were granted cash-settled Holdings RSUs which vest ratably in equal installments over a three-year period. The cash payment for each RSU will equal the average closing price for a Holdings share on the NYSE over the 20 trading days immediately preceding the vesting date. These awards are liability-classified and require fair value remeasurement based upon the price of a Holdings share at the close of each reporting period.
Holdings Stock Options
Holdings stock options granted to R&P employees have a three-year graded vesting schedule, with one-third vesting on each of the three anniversaries. The total grant date fair value of Holdings stock options will be charged to expense over the shorter of the vesting period or the period up to the date at which the participant becomes retirement eligible, but not less than one year.
Holdings Performance Shares
Holdings performance shares granted to R&P employees are subject to performance conditions and a three-year cliff-vesting. The performance shares consist of two distinct tranches; one based on the Company’s return-on-equity targets (the “ROE Performance Shares”) and the other based on the Holdings’ relative total shareholder return targets (the “TSR Performance Shares”), each comprising approximately one-half of the award. Participants may receive from 0% to 200% of the unearned performance shares granted. The grant-date fair value of the ROE Performance Shares is established once all applicable Non-GAAP ROE targets are determined and approved. The fair value of the awards was measured using the closing price of the Holdings share on the grant date.

The grant-date fair value of the TSR Performance Shares was measured using a Monte Carlo approach. Under the Monte Carlo approach, stock returns were simulated for Holdings and the selected peer companies to estimate the payout percentages established by the conditions of the award. The aggregate grant-date fair value of the unearned

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
TSR Performance Shares will be recognized as compensation expense over the shorter of the cliff-vesting period or the period up to the date at which the participant becomes retirement eligible, but not less than one year.
Director Awards
Holdings makes annual grants of unrestricted Holdings shares to non-employee directors of Holdings, Equitable Financial and Equitable America. The fair value of these awards was measured using the closing price of Holdings shares on the grant date. These awards immediately vest and all compensation expense is recognized at the grant date.
Employee Stock Purchase Plans
Under the Equitable Holdings, Inc. Stock Purchase Program participants are able to contribute up to 100% of their eligible compensation and receive a matching contribution in cash equal to 15% of their payroll contribution up to a maximum amount of $3,750, which is used to purchase Holdings shares. Purchases are made at the end of each month at the prevailing market rate.

One-Time Awards Granted in 2018
Transaction Incentive Awards
On May 9, 2018, coincident with the IPO, Holdings granted one-time “Transaction Incentive Awards” to executive officers and certain other R&P employees in the form of 722 thousand Holdings RSUs. Fifty percent of the Holdings RSUs vested based on service over the two-year period from the IPO date (the “Service Units”), and fifty percent vest based on service and a market condition (the “Performance Units”). The market condition is based on share price growth of at least 130% or 150% within a two or five-year period, respectively. If the market condition is not achieved, 50% of the Performance Units may still vest based on five years of continued service and the remaining Performance Units will be forfeited.
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
Prior Equity Award Grants
In 2017 and prior years, equity awards for employees, financial professional and directors in our R&P businesses were available under the umbrella of AXA’s global equity program. Accordingly, equity awards granted in 2017 and prior years were linked to AXA’s stock.
R&P employees were granted AXA ordinary share options under the Stock Option Plan, AXA performance shares under the Performance Share Plan and R&P financial professionals were granted performance units under the AXA Advisors Performance Unit Plan.
The fair values of these prior awards are measured at the grant date by reference to the closing price of the AXA ordinary share, and the result, as adjusted for achievement of performance targets and pre-vesting forfeitures, generally is attributed over the shorter of the requisite service period, the performance period, if any, or to the date at which retirement eligibility is achieved and subsequent service no longer is required for continued vesting of the award. Remeasurements of fair value for subsequent price changes until settlement are made only for performance unit awards that are settled in cash. The fair value of performance units earned and reported in other liabilities in the consolidated balance sheets as of December 31, 2020 and 2019 was $21 million and $43 million, respectively.
Investment Management and Research

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
AB engages in open-market purchases of AB Holding Units to help fund anticipated obligations under its long-term incentive compensation plans and for other corporate purposes. During 2020, 2019, and 2018 AB purchased 5.4 million, 6.0 million, and 9.3 million AB Holding Units for $149 million, $173 million and $268 million, respectively. These amounts reflect open-market purchases of 3.1 million, 2.9 million and 6.5 million AB Holding Units for $74 million $83 million and $183 million, respectively, with the remainder relating to purchases of AB Holding Units from AB employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by AB Holding Units purchased by AB employees as part of a distribution reinvestment election.
During 2020, 2019, and 2018 AB granted 5.7 million, 7.7 million, and 8.7 million restricted AB Holding units to AB employees and directors, respectively.
During 2020, 2019, and 2018 AB Holding issued 5 thousand, 500 thousand, and 900 thousand AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $147 thousand, $12 million and $17 million, respectively, received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Holding Units.
As of December 31, 2020, no options to buy AB Holding Units had been granted and 24.4 million AB Holding Units, net of withholding tax requirements, were subject to other AB Holding Unit awards made under the 2017 Plan or an equity compensation plan with similar terms that was canceled in 2017. AB Holding Unit-based awards (including options) in respect of 35.6 million AB Holding Units were available for grant as of December 31, 2020.
Summary of Stock Option Activity
A summary of activity in the AXA and the Company option plans during 2020 follows:

	Options Outstanding
	EQH Shares		AB Holding Units		AXA Ordinary Shares
	Number Outstanding (in 000’s)	Weighted Average Exercise Price	Number Outstanding (In 000’s)	Weighted Average Exercise Price	Number Outstanding (in 000’s)	Weighted Average Exercise Price
Options outstanding at January 1, 2020	2,318	$19.72	159	$23.93	2,233	€19.63
Options granted	1,531	$23.18	—	$—	4	€12.22
Options exercised	(95)	$49.95	(5)	$28.46	(468)	€14.60
Options forfeited, net	(325)	$21.00	—	$—	(43)	€18.08
Options expired	—	$—	(5)	$28.46	—	€—
Options outstanding at December 31, 2020	3,429	$21.14	149	$23.61	1,726	€21.01
Aggregate intrinsic value (1)		$12,472		$1,513		$2,298
Weighted average remaining contractual term (in years)	8.38		1.20		4.90
Options exercisable at December 31, 2020	896	$20.19	149	$23.61	1,531	€20.81
Aggregate intrinsic value (1)		$4,119		$1,513		€1,725
Weighted average remaining contractual term (in years)	7.73		1.20		4.62
_______________

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(1) Aggregate intrinsic value, presented in thousands, is calculated as the excess of the closing market price on December 31, 2020 of the respective underlying shares over the strike prices of the option awards. For awards with strike prices higher than market prices, intrinsic value is shown as zero.

	EQH Shares (1)
	2020	2019	2018
Dividend yield	2.59%	2.77%	2.44%
Expected volatility	26.00%	25.70%	25.40%
Risk-free interest rates	1.19%	2.49%	2.83%
Expected life in years	6.0	5.9	9.7
Weighted average fair value per option at grant date	$4.37	$3.82	$4.61
_______________
(1) The expected volatility is based on historical selected peer data, the weighted average expected term is determined by using the simplified method due to lack of sufficient historical data, the expected dividend yield based on Holdings’ expected annualized dividend, and the risk-free interest rate is based on the U.S. Treasury bond yield for the appropriate expected term.

As of December 31, 2020, approximately $74 thousand of unrecognized compensation cost related to AXA unvested stock option awards is expected to be recognized by the Company over a weighted-average period of 0.2 years. Approximately $4 million of unrecognized compensation cost related to Holdings unvested stock option awards is expected to be recognized by the Company over a weighted average period of 1.4 years.
Summary of Restricted Stock Unit Award Activity
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
As of December 31, 2020, approximately $4 million Holdings RSUs and AXA ordinary share unit awards remain unvested. Unrecognized compensation cost related to these awards totaled approximately $36 million and is expected to be recognized over a weighted-average period of 1.6 years.
As of December 31, 2020, approximately $19 million AB Holding Unit awards remain unvested. Unrecognized compensation cost related to these awards totaled approximately $69 million is expected to be recognized over a weighted-average period of 2.9 years
The following table summarizes Holdings restricted share units and AXA ordinary share unit activity for 2020.

	Shares of Holdings Restricted Stock Units	Weighted-Average Grant Date Fair Value	Shares of AXA Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of January 1, 2020	3,410,181	$19.57	22,105	$19.23
Granted	1,684,544	$22.98	—	$—
Forfeited	(175,132)	$20.60	—	$—
Vested	(1,252,982)	$19.98	(22,105)	$19.23
Unvested as of December 31, 2020	3,666,611	$21.15	—	$—
Summary of Performance Award Activity
As of December 31, 2020, approximately 3 million Holdings and AXA performance awards remain unvested. Unrecognized compensation cost related to these awards totaled approximately $7 million and is expected to be recognized over a weighted-average period of 0.55 years.
The following table summarizes Holdings and AXA performance awards activity for 2020.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Shares of Holdings Performance Awards	Weighted-Average Grant Date Fair Value	Shares of AXA Performance Awards	Weighted-Average Grant Date Fair Value
Unvested as of January 1, 2020	459,986	$21.03	4,533,936	$20.79
Granted	279,645	$23.92	—	$—
Forfeited	(62,943)	$21.98	(107,959)	$21.25
Vested	—	$—	(1,619,851)	$18.91
Unvested as of December 31, 2020	676,688	$22.14	2,806,126	$21.86

16)    INCOME TAXES
Income from operations before income taxes included income (loss) from domestic operations of $(1.3) billion, $(2.2) billion and $2.3 billion for the years ended December 31, 2020, 2019 and 2018, and income from foreign operations of $169 million, $131 million and $156 million for the years ended December 31, 2020, 2019 and 2018. Approximately $45 million $34 million and $37 million of the Company’s income tax expense is attributed to foreign jurisdictions for the years ended December 31, 2020, 2019 and 2018.
A summary of the income tax (expense) benefit in the consolidated statements of income (loss) follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Income tax (expense) benefit:
Current (expense) benefit	$(5)	$(71)	$508
Deferred (expense) benefit	749	664	(809)
Total	$744	$593	$(301)

The Federal income taxes attributable to consolidated operations are different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 21%. The sources of the difference and their tax effects are as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Expected income tax (expense) benefit	$229	$433	$(522)
Noncontrolling interest	50	51	54
Non-taxable investment income	92	74	105
Tax audit interest	(8)	(24)	(22)
State income taxes	(38)	(21)	(18)
Tax settlements/uncertain tax position release	398	63	12
Tax credits	21	—	—
Change in tax law	—	—	104
Other	—	17	(14)
Income tax (expense) benefit	$744	$593	$(301)

During the fourth quarter of 2020, the Company agreed to the Internal Revenue Service’s Revenue Agent’s Report for its consolidated 2010 through 2013 Federal corporate income tax returns. The impact on the Company’s financial statements and unrecognized tax benefits was a tax benefit of $398 million.
During the second quarter of 2019, the Company released a state income tax liability due to recently drafted regulations. The benefit recorded in the Company’s financial statements was $63 million.
In accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), the Company recorded provisional estimates for the income tax effects of the TCJA in 2017 and refined those estimates in 2018. The impact of the TCJA primarily related to the revaluation of deferred tax assets and liabilities.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
The components of the net deferred income taxes are as follows:

	December 31,
	2020		2019
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Compensation and related benefits	$297	$—	$283	$—
Net operating loss and credits	88	—	56	—
Reserves and reinsurance	1,528	—	1,238	—
DAC	—	638	—	973
Unrealized investment gains/losses	—	1,790	—	717
Investments	461	—	46	—
Other	—	170	—	111
Total	$2,374	$2,598	$1,623	$1,801

The Company has Federal net operating loss carryforwards of $13 million and $266 million, for the years ending December 31, 2020 and 2019, respectively, which will expire at various dates from 2031 through 2034. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.

The Company provides income taxes on the unremitted earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are indefinitely reinvested outside the United States. As of December 31, 2020, $30 million of undistributed earnings of non-U.S. corporate subsidiaries were permanently invested outside the United States. At existing applicable income tax rates, additional taxes of approximately $8 million would need to be provided if such earnings are remitted.
A reconciliation of unrecognized tax benefits (excluding interest and penalties) follows:

	2020	2019	2018
	(in millions)
Balance at January 1,	$501	$539	$477
Additions for tax positions of prior years	241	25	91
Reductions for tax positions of prior years	(382)	(63)	(29)
Additions for tax positions of current year	—	—	—
Settlements with tax authorities	(44)	—	—
Balance at December 31,	$316	$501	$539

Unrecognized tax benefits that, if recognized, would impact the effective rate	$77	$369	$407

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. Interest and penalties included in the amounts of unrecognized tax benefits as of December 31, 2020 and 2019 were $36 million and $96 million, respectively. For 2020, 2019 and 2018, respectively, there were $(60) million, $21 million and $(8) million in interest expense (benefit) related to unrecognized tax benefits.
It is reasonably possible that the total amount of unrecognized tax benefits will change within the next 12 months due to the conclusion of IRS proceedings and the addition of new issues for open tax years. The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.
As of December 31, 2020, tax years 2014 and subsequent remain subject to examination by the IRS.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of December 31, 2020, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $100 million.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
In February 2016, a lawsuit was filed in the United States District Court for the Southern District of New York entitled Brach Family Foundation, Inc. v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action brought on behalf of all owners of UL policies subject to Equitable Financial’s COI rate increase. In early 2016, Equitable Financial raised COI rates for certain UL policies issued between 2004 and 2007, which had both issue ages 70 and above and a current face value amount of $1 million and above. A second putative class action was filed in Arizona in 2017 and consolidated with the Brach matter. The current consolidated amended class action complaint alleges the following claims: breach of contract; misrepresentations by Equitable Financial in violation of Section 4226 of the New York Insurance Law; violations of New York General Business Law Section 349; and violations of the California Unfair Competition Law, and the California Elder Abuse Statute. Plaintiffs seek: (a) compensatory damages, costs, and, pre- and post-judgment interest; (b) with respect to their claim concerning Section 4226, a penalty in the amount of premiums paid by the plaintiffs and the putative class; and (c) injunctive relief and attorneys’ fees in connection with their statutory claims. In August 2020, the federal district court issued a decision granting in part Brach Plaintiffs’ motion for class certification. The court certified nationwide breach of contract and Section 4226 classes, and a New York State Section 349 class. Equitable Financial petitioned for discretionary appellate review of that decision, which petition was denied. Five other federal actions challenging the COI rate increase are also pending against Equitable Financial and have been coordinated with the Brach action for the purposes of pre-trial activities. They contain allegations similar to those in the Brach action as well as additional allegations for violations of various states’ consumer protection statutes and common law fraud. Three actions are also pending against Equitable Financial in New York state court. Equitable Financial is vigorously defending each of these matters.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Federal Home Loan Bank
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
Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. Equitable Financial has purchased FHLB stock of $322 million and pledged collateral with a carrying value of $8.7 billion as of December 31, 2020.
Funding agreements are reported in policyholders’ account balances in the consolidated balance sheets. For other instruments used for asset/liability and cash management purposes, see “Derivative and offsetting assets and liabilities” included in Note 4. The table below summarizes the Company’s activity of funding agreements with the FHLB.
Change in FHLB Funding Agreements during the Year Ended December 31, 2020

	Outstanding Balance at December 31, 2019	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at December 31, 2020
	(in millions)
Short-term funding agreements:
Due in one year or less	$4,608	$46,798	$46,808	$1,036	$—	$5,634
Long-term funding agreements:
Due in years two through five	1,646	—	—	(1,036)	112	722
Due in more than five years	646	—	—	—	(112)	534
Total long-term funding agreements	2,292	—	—	(1,036)	—	1,256
Total funding agreements (1)	$6,900	$46,798	$46,808	$—	$—	$6,890
_____________
(1)The $7 million and $9 million difference between the funding agreements carrying value shown in fair value table for December 31, 2020 and 2019, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Change in FABN Funding Agreements during the Year Ended December 31, 2020

	Outstanding Balance at December 31, 2019	Issued During the Period	Repaid During the Period	Long-term agreements maturing within one year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at December 31, 2020
	(in millions)
Short-term funding agreements:
Due in one year or less	$—	$—	$—	$—	$—	$—
Long-term funding agreements:
Due in years two through five	—	1,150	—	—	—	1,150
Due in more than five years	—	800	—	—	—	800
Total long-term funding agreements	—	1,950	—	—	—	1,950
Total funding agreements (1)	$—	$1,950	$—	$—	$—	$1,950
_____________
(1)The $11 million difference between the funding agreements notional value shown and carrying value table as of December 31, 2020, reflects the remaining amortization of the issuance cost of the funding agreements.
Credit Facilities
For information regarding activity pertaining to our credit facilities arrangements, see “ Note 12- Short-Term and Long-Term Debt”.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of December 31, 2020, these arrangements include commitments by the Company to provide equity financing of $1.3 billion (including $212 million with affiliates) to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.
The Company had $17 million of undrawn letters of credit related to reinsurance as of December 31, 2020. The Company had $389 million of commitments under existing mortgage loan agreements as of December 31, 2020.
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
18)    INSURANCE GROUP STATUTORY FINANCIAL INFORMATION
In accordance with statutory accounting practices, the following table presents the combined statutory net income (loss), surplus, capital stock & AVR, and securities on deposits for Equitable Financial, Equitable America, USFL, Equitable L&A and CS Life.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	2020	2019	2018
	(in millions)
Years Ended December 31,
Combined statutory net income (loss) (1)	$396	$3,821	$3,000

As of December 31,
Combined surplus, capital stock and AVR	$7,475	$9,321
Combined securities on deposits n accordance with various government and state regulations	$75	$82
_____________
(1) For 2020, excludes USFL which was sold April 1, 2020.

In 2020 and 2019, respectively, Equitable Financial paid to its direct parent, which subsequently distributed such amount to Holdings, an ordinary shareholder dividend of $2.1 billion and $1.0 billion, respectively. In 2018, Equitable Financial paid to its direct parent, which subsequently distributed such amount to Holdings, an ordinary shareholder dividend of $1.1 billion. Also in 2018, Equitable Financial transferred its interests in ABLP, AB Holding and the General Partner to Alpha Units Holdings, Inc., a newly formed subsidiary, and distributed the shares of that subsidiary to its direct parent which subsequently distributed such shares to Holdings (the “AB Ownership Transfer”). The AB Ownership transfer was considered an extraordinary dividend of $1.7 billion representing the equity value of Alpha Units Holdings, Inc. In connection with the AB Ownership Transfer, Equitable Financial paid an extraordinary cash dividend of $572 million and issued a surplus note to Holdings in the same amount. Equitable Financial repaid the outstanding principal balance of the surplus note in March 2019.
Dividend Restrictions
As domestic insurance subsidiaries regulated by insurance laws of their respective domiciliary states, Equitable Financial, Equitable America, USFL and CS Life are subject to restrictions as to the amounts they may pay as dividends and amounts they may repay of surplus notes to Holdings.
With respect to Equitable Financial, a New York domiciled insurance subsidiary which is also the Company’s primary insurance subsidiary, New York insurance law provides that a stock life insurer may not, without prior approval of the NYDFS, pay a dividend to its stockholders exceeding an amount calculated under one of two standards (the “Standards”). The first standard allows payment of an ordinary dividend out of the insurer’s earned surplus (as reported on the insurer’s most recent annual statement) up to a limit calculated pursuant to a statutory formula, provided that the NYDFS is given notice and opportunity to disapprove the dividend if certain qualitative tests are not met (the “Earned Surplus Standard”). The second standard allows payment of an ordinary dividend up to a limit calculated pursuant to a different statutory formula without regard to the insurer’s earned surplus. Dividends exceeding these prescribed limits require the insurer to file a notice of its intent to declare the dividends with the NYDFS and prior approval or non-disapproval from the NYDFS.
In applying the Standards, Equitable Financial cannot pay ordinary dividends during 2021 due to operating losses .
Intercompany Reinsurance
Equitable Financial and Equitable America receive statutory reserve credits for reinsurance treaties with EQ AZ Life Re to the extent EQ AZ Life Re holds assets in an irrevocable trust (the “EQ AZ Life Re Trust”). As of December 31, 2020, EQ AZ Life Re holds $2.1 billion of assets in the EQ AZ Life Re Trust and letters of credit of $2.3 billion that are guaranteed by Holdings. Under the reinsurance transactions, EQ AZ Life Re is permitted to transfer assets from the EQ AZ Life Re Trust under certain circumstances. The level of statutory reserves held by EQ AZ Life Re fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or additional letters of credit be secured, which could adversely impact EQ AZ Life Re’s liquidity.
CS Life receives statutory reserve credits for reinsurance treaties with CS Life RE to the extent CS Life RE holds assets in an irrevocable trust (the “CS Life RE Trust”). As of December 31, 2020, CS Life RE holds $265 million of assets in the CS Life RE Trust and letters of credit of $150 million that are guaranteed by Holdings. Under the reinsurance transactions, CS Life RE is permitted to transfer assets from the CS Life RE Trust under certain circumstances. The level of statutory reserves held by CS Life RE fluctuate based on market movements, mortality

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or additional letters of credit be secured, which could adversely impact CS Life RE’s liquidity.
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
Prescribed and Permitted Accounting Practices
As of December 31, 2020 and for the year then ended, for Equitable Financial, Equitable America and Equitable L&A there were no differences in net income (loss) and capital and surplus resulting from practices prescribed and permitted by NYDFS, the AID and those prescribed by NAIC Accounting Practices and Procedures effective as of December 31, 2020. As of December 31, 2020, CS Life had a difference in capital and surplus based on the investment valuation of the captive reinsurance subsidiary which follows a special purpose framework for statutory reporting as agreed to with the AID from practices prescribed and permitted by the Delaware Department of Insurance and those prescribed by NAIC Accounting Practices and Procedures effective as of December 31, 2020. The impact of this permitted practice increased the statutory surplus and AVR of CS Life by $183 million and $106 million as of December 31, 2020 and 2019, respectively.
Equitable Financial, USFL and Equitable America cede a portion of their statutory reserves to EQ AZ Life Re, a captive reinsurer, as part of the Company’s capital management strategy. EQ AZ Life Re prepares financial statements in a special purpose framework for statutory reporting.
Differences between Statutory Accounting Principles and U.S. GAAP
Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ in certain instances from U.S. GAAP. The differences between statutory surplus and capital stock determined in accordance with SAP and total equity under U.S. GAAP are primarily: (a) the inclusion in SAP of an AVR intended to stabilize surplus from fluctuations in the value of the investment portfolio; (b) future policy benefits and policyholders’ account balances under SAP differ from U.S. GAAP due to differences between actuarial assumptions and reserving methodologies; (c) certain policy acquisition costs are expensed under SAP but deferred under U.S. GAAP and amortized over future periods to achieve a matching of revenues and expenses; (d) under SAP, Federal income taxes are provided on the basis of amounts currently payable with limited recognition of deferred tax assets while under U.S. GAAP, deferred taxes are recorded for temporary differences between the financial statements and tax basis of assets and liabilities where the probability of realization is reasonably assured; (e) the valuation of assets under SAP and U.S. GAAP differ due to different investment valuation and depreciation methodologies, as well as the deferral of interest-related realized capital gains and losses on fixed income investments; (f) the valuation of the investment in AB and AB Holding under SAP reflects a portion of the market value appreciation rather than the equity in the underlying net assets as required under U.S. GAAP; (g) reporting the surplus notes as a component of surplus in SAP but as a liability in U.S. GAAP; (h) computer software development costs are capitalized under U.S. GAAP but expensed under SAP; (i) certain assets, primarily prepaid assets, are not admissible under SAP but are admissible under U.S. GAAP; and (j) cost of reinsurance which is recognized as expense under SAP and amortized over the life of the underlying reinsured policies under U.S. GAAP.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
•The Protection Solutions segment includes our life insurance and group employee benefits businesses. Our life insurance business offers a variety of VUL, UL and term life products to help affluent and high net worth individuals, as well as small and medium-sized business owners, with their wealth protection, wealth transfer and corporate needs. Our group employee benefits business offers a suite of dental, vision, life, and short- and long-term disability and other insurance products to small and medium-size businesses across the United States.
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
Revenues derived from any customer did not exceed 10% of revenues for the years ended December 31, 2020, 2019 and 2018.
The table below presents operating earnings (loss) by segment and Corporate and Other and a reconciliation to net income (loss) attributable to Holdings for the years ended December 31, 2020, 2019 and 2018, respectively:

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Net income (loss) attributable to Holdings	$(648)	$(1,764)	$1,855
Adjustments related to:
Variable annuity product features (1)	3,912	4,863	(63)
Investment (gains) losses	(744)	(73)	86
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	109	99	215
Other adjustments (2) (3)	952	395	301
Income tax expense (benefit) related to above adjustments (4)	(888)	(1,097)	(125)
Non-recurring tax items (5)	(391)	(66)	(73)
Non-GAAP operating earnings	$2,302	$2,357	$2,196

Operating earnings (loss) by segment:
Individual Retirement	$1,536	$1,598	$1,544
Group Retirement	$491	$390	$389
Investment Management and Research	$432	$381	$381
Protection Solutions	$146	$336	$237
Corporate and Other (6)	$(303)	$(348)	$(355)
______________
(1)Includes COVID-19 impact on variable annuity product features due to a first quarter 2020 assumption update of $1.5 billion and other COVID-19 related impacts of $35 million for the year ended December 31, 2020.
(2)Includes COVID-19 impact on other adjustments due to a first quarter 2020 assumption update of $1.0 billion and other COVID-19 related impacts of $86 million for the year ended December 31, 2020.
(3)Include separation costs of $108 million, $222 million, and $213 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(4)Includes income taxes of $554 million for the above COVID-19 items for the year ended December 31, 2020.
(5)Current year includes a reduction in the reserve for uncertain tax positions resulting from the completion of an IRS examination in the year ended December 31, 2020.
(6)Includes interest expense and financing fees of $218 million, $228 million, and $223 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
The table below presents segment revenues for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Segment revenues:
Individual Retirement (1)	$4,311	$4,325	$4,044
Group Retirement (1)	1,148	1,077	1,019
Investment Management and Research (2)	3,703	3,479	3,411
Protection Solutions (1)	3,144	3,366	3,241
Corporate and Other (1)	1,207	1,228	1,148
Adjustments related to:
Variable annuity product features	(2,284)	(3,935)	(652)
Investment gains (losses), net	744	73	(86)
Other adjustments to segment revenues (3)	442	6	(56)
Total revenues	$12,415	$9,619	$12,069
______________
(1)Includes investment expenses charged by AB of $71 million, $76 million, and $67 million for the years ended December 31, 2020, 2019 and 2018, respectively, for services provided to the Company.
(2)Inter-segment investment management and other fees of $113 million, $104 million, and $94 million for the years ended December 31, 2020, 2019 and 2018, respectively, are included in segment revenues of the Investment Management and Research segment.
(3)Includes COVID-19 impact on other adjustments due to an assumption update of $46 million and other COVID-19 related impacts of $(30) million for the year ended December 31, 2020.
The table below presents total assets by segment as of December 31, 2020 and 2019:

	2020	2019
	(in millions)
Total assets by segment:
Individual Retirement	$135,764	$123,627
Group Retirement	51,466	43,590
Investment Management and Research	11,179	10,170
Protection Solutions	48,568	46,832
Corporate and Other	28,420	25,599
Total assets	$275,397	$249,818
20)    EQUITY
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows:

	December 31, 2020			December 31, 2019
Series	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
Series A Preferred Stock	32,000	32,000	32,000	32,000	32,000	32,000
Series B Preferred Stock	20,000	20,000	20,000	—	—	—
Total	52,000	52,000	52,000	32,000	32,000	32,000

Series A Fixed Rate Noncumulative Perpetual Preferred Stock
In November and December 2019, Holdings’ issued a total of 32 million depositary shares, each representing a 1/1,000th interest in share of Series A Preferred Stock, $1.00 par value per share, with a liquidation preference of $25,000 per share, for aggregate net cash proceeds of $775 million ($800 million gross). The preferred stock ranks senior to Holdings’ common stock with respect to the payment of dividends and liquidation. Holdings’ will pay

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
dividends on the Series A Preferred Stock on a noncumulative basis only when, as and if declared by the Company’s Board of Directors (or a duly authorized committee of the Board) and will be payable quarterly in arrears, at an annual rate of 5.25% on the stated amount per share.  In connection with the issuance of the depositary shares and the underlying Series A Preferred Stock, Holdings’ incurred $25 million of issuance costs, which have been recorded as a reduction of additional paid-in capital. The Series A Preferred Stock is redeemable at Holdings’ option in whole or in part, on or after December 15, 2024, at a redemption price of $25,000 per share of preferred stock, plus declared and unpaid dividends. Prior to December 25, 2024, the preferred stock is redeemable at Holdings’ option, in whole but not in part, within 90 days of the occurrence of certain rating agency events at a redemption price equal to $25,500 per share, plus declared and unpaid dividends or certain regulatory capital events at a redemption price equal to $25,000 per share, plus any declared and unpaid dividends.
Series B Fixed Rate Reset Noncumulative Perpetual Preferred Stock
On August 11, 2020, Holdings issued 500,000 depositary shares, each representing a 1/25th interest in a share of Series B Preferred Stock, $1.00 par value per share and liquidation preference of $25,000 per share, for aggregate net cash proceeds of $494 million ($500 million gross). The Series B Preferred Stock ranks senior to Holdings’ common stock and on parity with Holdings’ Series A Preferred Stock with respect to the payment of dividends and liquidation. Holdings will pay dividends on the Series B Preferred Stock on a noncumulative basis only when, as and if declared by the Company’s Board of Directors (or a duly authorized committee of the Board) and will be payable semi-annually in arrears, at an annual rate equal to the fixed rate of 4.950%, which is reset every 5 years starting on December 15, 2025 (“Reset Date”), at a rate per annum equal to the five-year U.S. Treasury Rate plus 4.736%.
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
Dividends to Shareholders
Dividends declared per share were as follows for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Series A dividends declared	$1,378	$—	$—
Series B dividends declared	$426	$—	$—

Common Stock
Dividends to Shareholders
Dividends declared per share of each class of stock were as follows for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Dividends declared per share of common stock	$0.66	$0.58	$0.26
Share Repurchase
In January 2019, Holdings entered into an ASR agreement with a third-party financial institution to repurchase an aggregate of $150 million of Holdings’ common stock. Pursuant to the ASR, Holdings made a prepayment of $150 million and received initial delivery of seven million shares. The ASR terminated during the first quarter of 2019, at which time an additional one million shares were delivered, at an average purchase price of $18.51 per share based on the volume-weighted average price of Holdings’ common stock traded during the pricing period, less an agreed discount. Shares repurchased under the ASR were retired upon receipt resulting in a reduction of Holdings’ total issued shares as of December 31, 2019.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
On November 6, 2019, Holdings’ Board of Directors authorized a $400 million share repurchase program with an expiration date of December 31, 2020. On February 26, 2020, Holdings’ Board of Directors authorized an additional increase of $600 million to the capacity of its existing share repurchase program as well as the extension of the term of the program until March 31, 2021. Under this program, Holdings may, from time to time through March 31, 2021, purchase up to $1.0 billion of its common stock but it is not obligated to purchase any particular number of shares. Repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through prearranged trading plans complying with Rule 10b5-1(c) under the Exchange Act.
For the years ended December 31, 2020 , 2019 and 2018, the Company repurchased approximately 23.7 million, 65.6 million and 32.5 million shares of its common stock at a total cost of approximately $430 million, $1.3 billion and $648 million, respectively. The repurchased common stock was recorded as treasury stock in the consolidated balance sheets. For the years ended December 31, 2020, 2019 and 2018, the Company reissued approximately 743 thousand, 387 thousand and 400 thousand shares of its treasury stock, respectively. The Company did not retire any of its treasury shares in 2020. For the year ended December 31, 2019, the Company retired approximately 8.1 million shares of its treasury stock.
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
Accumulated Other Comprehensive Income (Loss)
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances as of December 31, 2020, 2019, and 2018 follow:

	December 31,
	2020	2019	2018
	(in millions)
Unrealized gains (losses) on investments (1) (3)	$4,797	$1,842	$(416)
Defined benefit pension plans (2)	(935)	(983)	(968)
Foreign currency translation adjustments	(34)	(57)	(62)
Total accumulated other comprehensive income (loss)	3,828	802	(1,446)
Less: Accumulated other comprehensive income (loss) attributable to noncontrolling interest	(35)	(42)	(38)
Accumulated other comprehensive income (loss) attributable to Holdings	$3,863	$844	$(1,408)
______________
(1)2018 includes a $113 million decrease to AOCI from the impact of adoption of ASU 2018-02.
(2)2018 includes a $202 million increase to AOCI from the impact of adoption of ASU 2018-02.
(3)2018 includes a $7 million decrease to AOCI from the impact of adoption of ASU 2016-01.

The components of OCI, net of taxes for the years ended December 31, 2020, 2019 and 2018 follow:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$4,887	$3,301	$(1,952)
(Gains) losses reclassified into net income (loss) during the period (1)	(653)	(161)	60
Net unrealized gains (losses) on investments	4,234	3,140	(1,892)
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	(1,278)	(882)	566
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $786, $595, and $(356))	2,956	2,258	(1,326)
Change in defined benefit plans:
Reclassification to Net income (loss) of amortization of net prior service credit included in net periodic cost (2)	48	(15)	189
Change in defined benefit plans (net of deferred income tax expense (benefit) of $14, $10, and $50)	48	(15)	189
Foreign currency translation adjustments:

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Foreign currency translation gains (losses) arising during the period	22	5	(32)
(Gains) losses reclassified into net income (loss) during the period	—	—	—
Foreign currency translation adjustment	22	5	(32)
Total other comprehensive income (loss), net of income taxes	3,026	2,248	(1,169)
Less: Other comprehensive income (loss) attributable to noncontrolling interest	7	(4)	15
Other comprehensive income (loss) attributable to Holdings	$3,019	$2,252	$(1,184)
______________
(1)See “reclassification adjustments” in Note 3. Reclassification amounts presented net of income tax expense (benefit) of $(174) million, $(43) million, and $13 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(2)These AOCI components are included in the computation of net periodic costs (see “Employee Benefit Plans” in Note 14).

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
21)    EARNINGS PER COMMON SHARE
The following table presents a reconciliation of net income (loss) and weighted-average common shares used in calculating basic and diluted EPS for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Weighted-average common shares outstanding:
Weighted-average common shares outstanding — basic	450.4	493.6	556.4
Effect of dilutive securities:
Employee share awards (1)	—	—	0.1
Weighted-average common shares outstanding — diluted (2)	450.4	493.6	556.5

Net income (loss):
Net income (loss)	$(349)	$(1,467)	$2,189
Less: Net income (loss) attributable to the noncontrolling interest	299	297	334
Net income (loss) attributable to Holdings	(648)	(1,764)	1,855
Less: Preferred stock dividends	53	—	—
Net income (loss) available to Holdings’ common shareholders	$(701)	$(1,764)	$1,855

EPS:
Basic	$(1.56)	$(3.57)	$3.33
Diluted	$(1.56)	$(3.57)	$3.33
_____________
(1)Calculated using the treasury stock method.
(2)Due to net loss for the year ended December 31, 2020 and 2019, approximately 1.7 million and 0.8 million shares were excluded from the diluted EPS calculation.

For the years ended December 31, 2020, 2019 and 2018 ,10.0 million, 6.2 million, and 2.7 million of outstanding stock awards, respectively, were not included in the computation of diluted EPS because their effect was anti-dilutive.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
22)    REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests are presented in the table that follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Balance, beginning of period	$365	$187	$626
Net earnings (loss) attributable to redeemable noncontrolling interests	(3)	34	18
Purchase/change of redeemable noncontrolling interests	(219)	144	(457)
Balance, end of period	$143	$365	$187

23)     HELD-FOR-SALE:
Assets and liabilities related to the business classified as HFS are separately reported in the Consolidated Balance Sheets beginning in the period in which the business is classified as HFS.
Corporate Solutions Life Reinsurance Company
On October 27, 2020, Holdings entered into a Master Transaction Agreement with VIAC, persuant to which, among other things, VIAC will acquire all of the shares of the capital stock of CS Life. Immediately following the sale of CS Life, Equitable Financial will enter into a coinsurance and modified coinsurance agreement, pursuant to which Equitable Financial will cede to CS Life, on a combined coinsurance and modified coinsurance basis, legacy variable annuity policies sold by Equitable Financial in 2006-2008 supported by general account assets (the “Block”). The Block comprised of non-New York “Accumulator” policies containing fixed rate GMIB and/or GMDB guarantees.
As a result of the agreement, an estimated impairment loss of $15 million, net of income tax, was recorded for the year ended December 31, 2020 and is included in investment gains (losses), net in the consolidated statements of income (loss). The transaction is expected to close in second quarter of 2021 and is subject to regulatory approval and satisfaction of other closing conditions. As of December 31, 2020, assets of CS Life and CS Life Re to be sold, net of the estimated impairment loss accrual, were $470 million which is reported in assets HFS and total liabilities of $322 million were reported in liabilities HFS. The assets and liabilities HFS are reported in the Corporate and Other segment.
Sale of USFL and MLICA
On December 10, 2019, Holdings entered into a definitive agreement to sell USFL and MLICA, indirect wholly-owned subsidiaries of Holdings. The transaction closed on April 1, 2020. Accordingly, the Company recognized an impairment loss of $39 million and $105 million, net of income tax, during the years ended December 31, 2020 and 2019, respectively. The impairment loss is recognized in investment gains/(losses), net in the consolidated statements of income (loss). In addition, the assets and liabilities of USFL and MLICA were reported as HFS in the Company’s consolidated balance sheets from December 31, 2019 through the date the transaction closed. The assets HFS were reported in the Protection Solutions segment as of December 31, 2019.
The following table summarizes the components of assets and liabilities HFS on the Consolidated Balance Sheets as of December 31, 2020 and 2019:

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	December 31,
	2020	2019
	(in millions)
Assets:
Fixed maturity securities	$235	$896
Trading securities, at fair value	189	17
Policy loans	—	19
Other invested assets	1	—
Cash and cash equivalents	39	65
Amounts due from reinsurers	—	43
Deferred policy acquisition costs	—	31
Other assets	25	24
Assets held-for-sale	489	1,095
Less: Loss accrual	(19)	(133)
Total assets held-for-sale	$470	$962

Liabilities:
Policyholders' account balances	$—	$286
Future policy benefits and other policyholder's liabilities:	320	421
Amounts due to reinsurers	—	6
Other liabilities	2	11
Total liabilities held-for-sale	$322	$724

24)    REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS
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
Management assessed the materiality of this change within prior period financial statements based upon SEC Staff Accounting Bulletin Number 99, Materiality, which is since codified in ASC 250, Accounting Changes and Error Corrections. The prior period comparative financial statements that are presented herein have been revised.
The following tables present line items for prior period financial statements that have been affected by the revision. For these line items, the tables detail the amounts as previously reported, the impact upon those line items due to the revision, and the amounts as currently revised within the financial statements.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	December 31, 2019
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Balance Sheet:
ASSETS
Deferred policy acquisition costs	$5,890	$(53)	$5,837
GMIB reinsurance contract asset, at fair value	2,139	—	2,139
Other assets	3,799	1	3,800
Total Assets	$249,870	$(52)	$249,818
LIABILITIES
Future policy benefits and other policyholders’ liabilities	$34,587	$48	$34,635
Current and deferred income taxes	549	(21)	528
Total Liabilities	234,379	27	234,406
EQUITY
Retained earnings	11,827	(83)	11,744
Accumulated other comprehensive income (loss)	840	4	844
Total equity attributable to Holdings	13,535	(79)	13,456
Total Equity	15,126	(79)	15,047
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$249,870	$(52)	$249,818

	Year Ended December 31, 2019			Year Ended December 31, 2018
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Income (Loss)
REVENUES
Policy charges and fee income	$3,738	$40	$3,778	$3,824	$10	$3,834
Net derivative gains (losses)	(4,000)	(12)	(4,012)	(231)	(19)	(250)
Total revenues	9,591	28	9,619	12,078	(9)	12,069

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits	4,370	15	4,385	2,915	(59)	2,856
Interest credited to policyholders' account balances	1,241	22	1,263	1,090	(23)	1,067
Commissions and distribution related payments	1,242	—	1,242	1,160	5	1,165
Amortization of deferred policy acquisition costs	579	18	597	333	38	371
Other operating costs and expenses	1,892	(2)	1,890	1,809	1	1,810
Total benefits and other deductions	11,626	53	11,679	9,617	(38)	9,579
Income (loss) from continuing operations, before income taxes	(2,035)	(25)	(2,060)	2,461	29	2,490
Income tax (expense) benefit	599	(6)	593	(307)	6	(301)
Net income (loss)	(1,436)	(31)	(1,467)	2,154	35	2,189
Net income (loss) attributable to Holdings	$(1,733)	$(31)	$(1,764)	$1,820	$35	$1,855

EARNINGS PER COMMON SHARE
Basic	$(3.51)	$(0.06)	$(3.57)	$3.27	$0.06	$3.33
Diluted	$(3.51)	$(0.06)	$(3.57)	$3.27	$0.06	$3.33

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Year Ended December 31, 2019			Year Ended December 31, 2018
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$(1,436)	$(31)	$(1,467)	$2,154	$35	$2,189
Foreign currency translation adjustment	5	—	5	(32)	—	(32)
Change in unrealized gains (losses), net of reclassification adjustment	2,242	16	2,258	(1,334)	8	(1,326)
Other comprehensive income	2,232	16	2,248	(1,177)	8	(1,169)
Comprehensive income (loss)	796	(15)	781	977	43	1,020
Comprehensive income (loss) attributable to Holdings	$503	$(15)	$488	$628	$43	$671

	Year Ended December 31, 2019			Year Ended December 31, 2018
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Equity:
Retained earnings, beginning of year	$13,989	$(52)	$13,937	$12,225	$(87)	$12,138
Net income (loss) attributable to Holdings	(1,733)	(31)	(1,764)	1,820	35	1,855
Retained earnings, end of year	$11,827	$(83)	$11,744	$13,989	$(52)	$13,937
Accumulated other comprehensive income (loss), beginning of year	$(1,396)	$(12)	$(1,408)	$(108)	$(20)	$(128)
Other comprehensive income (loss)	2,236	16	2,252	(1,192)	8	(1,184)
Accumulated other comprehensive income (loss), end of year	$840	$4	$844	$(1,396)	$(12)	$(1,408)
Total Holdings’ equity, end of year	$13,535	$(79)	$13,456	$13,866	$(64)	$13,802
Total equity, end of year	$15,126	$(79)	$15,047	$15,432	$(64)	$15,368

	Year Ended December 31, 2019			Year Ended December 31, 2018
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Cash Flows:
Cash flows from operating activities:
Net income (loss)	$(1,436)	$(31)	$(1,467)	$2,154	$35	$2,189
Adjustments to reconcile Net income (loss) to Net cash provided by (used in) operating activities:
Policy charges and fee income	(3,738)	(40)	(3,778)	(3,824)	(10)	(3,834)
Interest credited to policyholders' account balances	1,241	22	1,263	1,090	(23)	1,067
Net derivative (gains) losses	4,000	12	4,012	231	19	250
Amortization and depreciation	657	18	675	257	39	296
Capitalization of DAC	(754)	—	(754)	(702)	5	(697)
Future policy benefits	947	15	962	(399)	(59)	(458)
Current and deferred income taxes	(108)	6	(102)	633	(6)	627
Other, net	(162)	(2)	(164)	(222)	—	(222)
Net cash provided by (used in) operating activities	$(216)	$—	$(216)	$61	$—	$61
Cash and cash equivalents, end of year	$4,405	$—	$4,405	$4,469	$—	$4,469

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
25)     SUBSEQUENT EVENTS
Funding Agreement-Backed Notes
Pursuant to the FABN discussed in Note 17, in January 2021, Equitable Financial issued a $450 million funding agreement to the Trust. The funding agreement has a fixed interest rate of 1% per annum and will mature on January 9, 2026. Funding agreements issued to the Trust will be reported in Policyholders’ account balances in the consolidated balance sheets in subsequent periods.

Accelerated Share Repurchase Agreement

In January 2021, Holdings entered into an ASR with a third-party financial institution to repurchase an aggregate of $170 million of Holdings’ common stock. Pursuant to the ASR, Holdings made a prepayment of $170 million and received initial delivery of 5,501,618 shares. The ASR is scheduled to terminate during the first quarter of 2021, at which time additional shares may be delivered or returned depending on the daily volume-weighted average price of Holdings’ common stock.

Series C Fixed Rate Reset Noncumulative Perpetual Preferred Stock

On January 8, 2021, Holdings issued 12,000,000 depositary shares, each representing a 1/1,000th interest in a share of the Company’s Series C Fixed Rate Noncumulative Perpetual Preferred Stock (“Series C Preferred Stock”), $1.00 par value per share and liquidation preference of $25,000 per share, for aggregate net cash proceeds of $293 million ($300 million gross). The Series C Preferred Stock ranks senior to Holdings’ common stock and on parity with Holdings’ Series A Preferred Stock and Series B Preferred Stock with respect to the payment of dividends and liquidation. Holdings will pay dividends on the Series C Preferred Stock on a noncumulative basis only when, as and if declared by the Company’s Board of Directors (or a duly authorized committee of the Board) and will be payable quarterly in arrears, at an annual rate equal to the fixed rate of 4.3%.

Partial Debt Redemption

In February 2021, Holdings completed a partial redemption payment of approximately $280 million of aggregate principal with respect to the 2023 Senior Unsecured Notes. The total outstanding balance of the 2023 Senior Unsecured Notes following the partial redemption was approximately $520 million. As a result of the transaction, in the first quarter of 2021 the Company will record a loss of $22 million.

EQUITABLE HOLDINGS, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2020 (1)

	Cost (2)	Fair Value	Carrying Value
	(in millions)
Fixed maturities, AFS:
U.S. government, agencies and authorities	$12,675	$16,118	$16,118
State, municipalities and political subdivisions	535	635	635
Foreign governments	1,011	1,103	1,103
Public utilities	6,412	7,087	7,087
All other corporate bonds	46,748	51,072	51,072
Residential mortgage-backed	130	143	143
Asset-backed	3,587	3,611	3,611
Commercial mortgage-backed	1,148	1,203	1,203
Redeemable preferred stocks	621	666	666
Total fixed maturities, AFS	72,867	81,638	81,638
Fixed maturities, at fair value using the fair value option	389	389	389
Mortgage loans on real estate (3)	13,240	13,491	13,159
Policy loans	4,118	5,352	4,118
Other equity investments	1,458	1,502	1,502
Trading securities	5,237	5,553	5,553
Other invested assets	2,728	2,728	2,728
Total Investments	$100,037	$110,653	$109,087
______________
(1)Excludes amounts reclassified as HFS.
(2)Cost for fixed maturities represents original cost, reduced by repayments and write-downs and adjusted for amortization of premiums or accretion of discount; cost for equity securities represents original cost reduced by write-downs; cost for other limited partnership interests represents original cost adjusted for equity in earnings and reduced by distributions.
(3)Carrying value for mortgage loans on real estate represents original cost adjusted for amortization of premiums or accretion of discount and reduced by credit loss allowance.

EQUITABLE HOLDINGS, INC.
Schedule II
Balance Sheets (Parent Company)
December 31, 2020 and 2019

	December 31,
	2020	2019
	(in millions, except share amounts)
ASSETS
Investment in consolidated subsidiaries	$15,603	$15,891
Fixed maturities available-for-sale, at fair value (amortized cost of $183 and $233)	1,116	236
Other equity investments	66	37
Total investments	16,785	16,164
Cash and cash equivalents	1,972	1,353
Goodwill and other intangible assets, net	1,245	1,258
Loans to affiliates	675	560
Other assets	903	829
Total Assets	$21,580	$20,164

LIABILITIES
Short-term and long-term debt	$4,115	$4,111
Employee benefits liabilities	1,177	1,226
Loans from affiliates	900	1,200
Income taxes payable	(209)	72
Accrued liabilities	21	99
Total Liabilities	$6,004	$6,708

EQUITY ATTRIBUTABLE TO HOLDINGS
Preferred stock and additional paid-in capital, $1 par value and $25,000 liquidation preference	$1,269	$775
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 552,896,328 and 552,896,328 shares issued, respectively; 440,776,011 and 463,711,392 shares outstanding, respectively	5	5
Additional paid-in capital	1,985	1,920
Treasury stock, at cost, 112,120,317 and 89,184,936 shares, respectively	(2,245)	(1,832)
Retained earnings	10,699	11,744
Accumulated other comprehensive income (loss)	3,863	844
Total equity attributable to Holdings	15,576	13,456
Total Liabilities and Equity Attributable to Holdings	$21,580	$20,164

The financial information of Equitable Holdings, Inc. should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

EQUITABLE HOLDINGS, INC.
SCHEDULE II
STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) (PARENT COMPANY)
YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

	2020	2019	2018
	(in millions)
REVENUES
Equity in income (losses) from continuing operations of consolidated subsidiaries	$(668)	$(1,592)	$2,434
Net investment income (loss)	26	29	30
Investment gains (losses), net	—	(1)	(8)
Other income	—	12	(1)
Total revenues	(642)	(1,552)	2,455

EXPENSES
Interest expense	229	237	214
Other operating costs and expenses	40	83	123
Total expenses	269	320	337
Income (loss) from continuing operations, before income taxes	(911)	(1,872)	2,118
Income tax (expense) benefit	263	108	(263)
Net income (loss) attributable to Holdings	(648)	(1,764)	1,855
Less: Preferred stock dividends	53	—	—
Net income (loss) available to Holdings' common shareholders	(701)	(1,764)	1,855
Other comprehensive income (loss)	3,019	2,252	(1,192)
Total comprehensive income (loss) attributable to Holdings	$2,318	$488	$663

The financial information of Equitable Holdings, Inc. should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

EQUITABLE HOLDINGS, INC.
SCHEDULE II
STATEMENTS OF CASH FLOWS (PARENT COMPANY)
YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

	2020	2019	2018
	(in millions)
Net income (loss) attributable to Holdings	$(648)	$(1,764)	$1,855
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in net (earnings) loss of subsidiaries	668	1,592	(2,434)
Non-cash long term incentive compensation expense	27	69	—
Amortization and depreciation	40	33	—
Equity (income) loss limited partnerships	(8)	1	—
Changes in:
Current and deferred taxes	(250)	202	106
Dividends from subsidiaries	2,877	1,341	1,838
Other, net	(135)	(76)	(264)
Net cash provided by (used in) operating activities	$2,571	$1,398	$1,101

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$131	$105	$18
Short-term investments	—	80	1,038
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(1,011)	—	(355)
Short-term investments	—	—	(1,113)
Other	(21)	(14)	(16)
Net issuance on credit facilities to affiliates	(115)	(560)	—
Repayments of loans to affiliates	—	572	1,045
Issuance of loans to affiliates	—	—	(572)
Increase in cash and cash equivalents from merger of AXA Financial Inc.	—	—	381
Increase in cash and cash equivalents from merger of AXA Tech	—	11	—
Other, net	—	—	(5)
Net cash provided by (used in) investing activities	$(1,016)	$194	$421

Cash flows from financing activities:
Issuance of preferred stock	$494	$775	$—
Issuance of long-term debt	—	—	4,057
Repayment of long-term debt	—	(300)	—
Proceeds from loans from affiliates	—	900	800
Repayments of loans from affiliates	(300)	(300)	(200)
Shareholder dividends paid	(297)	(285)	(157)
Preferred dividends paid	(53)	—	—
Purchase of AllianceBernstein Units	—	—	(1,340)
Purchase of treasury shares	(430)	(1,350)	(648)
Capital Contribution from parent company	—	—	8
Capital contribution to subsidiaries	(350)	(86)	(3,679)
Net cash provided by (used in) financing activities	$(936)	$(646)	$(1,159)

Change in cash and cash equivalents	619	946	363
Cash and cash equivalents, beginning of year	1,353	407	44
Cash and cash equivalents, end of year	$1,972	$1,353	$407

Non-cash transactions:
Goodwill and intangible assets	$—	$—	$1,079
Equity Investments	$—	$—	$8
Other assets	$—	$4	$774
Settlement of long-term debt	$—	$—	$(349)
Employee benefit plans	$—	$—	$(1,168)
Other liabilities	$—	$(16)	$(20)
The financial information of Equitable Holdings, Inc. should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

EQUITABLE HOLDINGS, INC.
NOTES TO PARENT COMPANY FINANCIAL STATEMENTS
1)    BASIS OF PRESENTATION
The financial information of Holdings should be read in conjunction with the Consolidated Financial Statements and Notes thereto. The Company is the holding company for a diversified financial services organization.
2)    LOANS TO AFFILIATES
On November 4, 2019, Holdings made available to AB a $900 million committed, unsecured senior credit facility (the “EQH Facility”). The EQH Facility matures on November 4, 2024 and is available for AB's general business purposes. Borrowings by AB under the EQH Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates. The EQH Facility contains affirmative, negative and financial covenants which are substantially similar to those in AB’s committed bank facilities. The EQH Facility also includes customary events of default substantially similar to those in AB’s committed bank facilities, including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lender’s commitment may be terminated. Amounts under the EQH Facility may be borrowed, repaid and re-borrowed by AB from time to time until the maturity of the facility. AB or Holdings may reduce or terminate the commitment at any time without penalty upon proper notice. Holdings also may terminate the facility immediately upon a change of control of the general partner. As of December 31, 2020 and 2019 , $675 million and $560 million was outstanding under the EQH Facility respectively .
In 2018, Equitable Financial received a $572 million loan from Holdings. The loan had an interest rate of 3.75% and was repaid in March 2019.
3)    LOANS FROM AFFILIATES
In April 2018, Holdings received a $800 million loan from Equitable Financial. The loan has an interest rate of 3.69% and matures in April 2021. In December 2018, Holdings repaid $200 million of this loan. In December 2019, Holdings repaid $300 million. On December 30, 2020, the remainder of this loan was repaid.
In November 2019, Holdings received a $900 million loan from Equitable Financial. The loan has an interest rate of one- month LIBOR plus 1.33%. The loan matures on November 4, 2024. As of December 31, 2020, $900 million was outstanding on the loan.
Interest cost related to loans from affiliates totaled $32 million, $26 million and $48 million for the years ended December 31, 2020, 2019 and 2018, respectively.

4)    RELATED PARTY TRANSACTIONS
Disposition of AXA CS
See Note 13 “Reorganization Transactions with AXA Affiliates” of the Notes to the Consolidated Financial Statements.
Acquisition of Noncontrolling Interest of Equitable Financial
See Note 13 “Reorganization Transactions with AXA Affiliates” of the Notes to the Consolidated Financial Statements.
Acquisition of Additional AB Units
See Note 13 “Reorganization Transactions with AXA Affiliates” of the Notes to the Consolidated Financial Statements.

Pre-IPO Transactions with AXA Affiliates
See Note 13 “Reorganization Transactions with AXA Affiliates” of the Notes to the Consolidated Financial Statements.
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
6)    ISSUANCE OF SERIES A AND SERIES B FIXED RATE NONCUMULATIVE PERPETUAL PREFERRED STOCK
See Note 20 of the Notes to the Consolidated Financial Statements.
7)    SHARE REPURCHASE
See Note 20 of the Notes to the Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2020

	Individual Retirement	Group Retirement	Investment Management and Research	Protection Solutions	Corporate and Other	Total
	(in millions)
Deferred policy acquisition costs (3)	$3,178	$632	$—	$418	$15	$4,243
Policyholders’ account balances (3)	30,736	12,828	—	14,875	8,381	66,820
Future policy benefits and other policyholders' liabilities (3)	25,212	9	—	5,031	9,629	39,881
Policy charges and premium revenue	2,034	295	—	2,013	390	4,732
Net investment income (loss) (1)	(662)	642	—	1,354	421	1,755
Policyholders’ benefits and interest credited	3,086	305	—	2,372	785	6,548
Amortization of deferred policy acquisition costs	321	73	—	1,220	(1)	1,613
All other operating expenses (2)	724	284	2,815	546	978	5,347
_____________
(1)Net investment income (loss) is allocated to segments. Includes net derivative gains (losses).
(2)Operating expenses are allocated to segments.
(3)Excludes amounts reclassified as HFS.
AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2019

	Individual Retirement	Group Retirement	Investment Management and Research	Protection Solutions	Corporate and Other	Total
	(in millions)
Deferred policy acquisition costs (3)	$3,285	$659	$—	$1,880	$13	$5,837
Policyholders’ account balances (3)	26,359	12,068	—	14,090	6,362	58,879
Future policy benefits and other policyholders' liabilities (3)	20,401	7	—	4,156	10,071	34,635
Policy charges and premium revenue	2,085	279	—	2,148	413	4,925
Net investment income (loss) (1)	(2,372)	599	61	939	460	(313)
Policyholders’ benefits and interest credited	2,321	304	—	2,172	851	5,648
Amortization of deferred policy acquisition costs	283	35	—	274	5	597
All other operating expenses (2)	785	318	2,709	576	1,046	5,434
_____________
(1)Net investment income (loss) is allocated to segments. Includes net derivative gains (losses).
(2)Operating expenses are allocated to segments.
(3)Excludes amounts reclassified as HFS.

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2018

	Individual Retirement	Group Retirement	Investment Management and Research	Protection Solutions	Corporate and Other	Total
	(in millions)
Deferred policy acquisition costs	$3,180	$656	$—	$2,716	$153	$6,705
Policyholders’ account balances	$20,798	$11,617	$—	$13,989	$3,519	$49,923
Future policy benefits and other policyholders’ liabilities	$16,149	$6	$—	$4,564	$10,358	$31,077
Policy charges and premium revenue	$2,124	$271	$—	$2,112	$421	$4,928
Net investment income (loss) (1)	479	552	36	903	473	2,443
Policyholders’ benefits and interest credited	556	294	—	2,261	812	3,923
Amortization of deferred policy acquisition costs	220	(8)	—	162	(3)	371
All other operating expenses (2)	763	325	2,540	566	1,091	5,285
_____________
(1)Net investment income (loss) is allocated to segments. Includes net derivative gains (losses).
(2)Operating expenses are allocated to segments.

EQUITABLE HOLDINGS, INC.
SCHEDULE IV
REINSURANCE (1)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(in millions)
2020
Life insurance in-force	$473,514	$94,231	$33,098	$412,381	8.0%

Premiums:
Life insurance and annuities	$805	$113	$213	$905	23.5%
Accident and health	124	41	9	92	9.8%
Total premiums	$929	$154	$222	$997	22.3%

2019
Life insurance in-force	$492,780	$65,427	$32,365	$459,718	7.0%

Premiums:
Life insurance and annuities	$971	$101	$211	$1,081	19.5%
Accident and health	97	40	9	66	13.6%
Total premiums	$1,068	$141	$220	$1,147	19.2%

2018
Life insurance in-force	$488,431	$69,255	$31,249	$450,425	6.9%

Premiums:
Life insurance and annuities	$963	$100	$204	$1,067	19.1%
Accident and health	49	32	10	27	37.0%
Total premiums	$1,012	$132	$214	$1,094	19.6%
______________
(1)    Includes amounts related to the discontinued group life and health business.

Part II, Item 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Part II, Item 9A
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The management of the Company, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of December 31, 2020. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.
Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). Based on the evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.
Remediation of Previously Reported Material Weakness
As previously reported, the Company identified a material weakness in the design and operation of the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management, including the Company’s CEO and CFO, had concluded that we did not maintain effective controls to timely validate that actuarial models were properly configured to capture all relevant product features and provide reasonable assurance that timely reviews of assumptions and data had occurred, and, as a result, errors were identified in future policyholders’ benefits and deferred policy acquisition costs balances.

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

As of December 31, 2020, management has completed the remediation activities summarized below and has performed testing to evaluate the design and operating effectiveness of the controls. As a result, the Company concluded that it had remediated the material weakness as of that date.
Remediation Activities
•We designed and implemented an enhanced model validation control framework, including a rotational schedule to periodically re-validate all U.S. GAAP models.

•We designed and implemented enhanced controls and governance processes for new model implementations.

•We designed and implemented enhanced controls for model changes.

•We designed and implemented enhanced controls over the annual assumption setting process, including a comprehensive master assumption inventory and risk framework.

•We designed and implemented new controls to validate the completeness and accuracy of significant data inputs to actuarial models and assumptions

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during the quarter ended December 31, 2020, that have affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II, Item 9B.
OTHER INFORMATION
None.

Part III, Item 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to, and will be contained in, the Company’s 2021 Proxy Statement.
Part III, Item 11.
EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to, and will be contained in, the Company’s 2021 Proxy Statement.
Part III, Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information as of December 31, 2020, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our common stock. For additional information about our equity compensation plans, see Note 15 of Notes to the Consolidated Financial Statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders
Omnibus Plan	9,549,625	(1)	21.14	(2)	23,437,967
Stock Purchase Plan (3)					6,411,740
Equity compensation plans not approved by security holders	—				—
Total	9,549,625				29,849,707
_____________
(1)Represents 3,428,110 outstanding options, 3,274,839 outstanding RSUs and 2,846,676 outstanding performance shares as of December 31, 2020 under the 2018 & 2019 Omnibus Plan. Totals include dividend equivalents on performance shares of 75,534 and on RSUs of 154,251. The number of performance shares represents the number of shares that would be received based on maximum performance, reduced for cancellations through December 31, 2020. The actual number of shares the Compensation Committee will award at the end of each performance period will range between 0% and 200% of the target number of units granted, based upon a measure of the reported performance of the Company relative to stated goals.
(2)Represents the weighted average exercise price of the options disclosed in column (a).
(3)The Equitable Holdings, Inc. Stock Purchase Plan is a non-qualified Employee Stock Purchase Plan to which up to 8,000,000 shares of common stock were authorized for issuance, all of which have been registered on Form S-8. Under the plan, eligible participants have the opportunity to receive a 15% match on EQH share purchases, up to a maximum of $3,750 per calendar year. Employer matching contributions will be used to purchase additional shares for the participant. Participants may not contribute more than $50,000 through payroll deductions during any calendar year, and the maximum amount of contributions for a calendar year that is eligible to receive an employer matching contribution is $25,000.
All of the other information required by this item is incorporated by reference to, and will be contained in, the Company’s 2021 Proxy Statement.
Part III, Item 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to, and will be contained in, the Company’s 2021 Proxy Statement.
Part III, Item 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to, and will be contained in, the Company’s 2021 Proxy Statement.

Part IV, Item 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:

		Page Number
1.	Financial Statements—Item 8. Financial Statements and Supplementary Data	120
2.	Financial Statement Schedules:
	Schedule I—Summary of Investments Other Than Investments in Related Parties as of December 31, 2020	229
	Schedule II—Condensed Financial Information of Parent Company as of December 31, 2020 and 2019, and for the years ended December 31, 2020, 2019 and 2018	230
	Schedule III—Supplementary Insurance Information as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018	236
	Schedule IV—Reinsurance for the years ended December 31, 2020, 2019 and 2018	238
3.	Exhibits: See the accompanying Index to Exhibits.

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

Deferred policy acquisition cost (“DAC”)	Represents the incremental costs related directly to the successful acquisition of new and certain renewal insurance policies and annuity contracts and which have been deferred on the balance sheet as an asset.

Deferred sales inducements (“DSI”)	Represent amounts that are credited to a policyholder’s account balance that are higher than the expected crediting rates on similar contracts without such an inducement and that are an incentive to purchase a contract and also meet the accounting criteria to be deferred as an asset that is amortized over the life of the contract.

Dividends Received Deduction (“DRD”)	A tax deduction under U.S. federal income tax law received by a corporation on the dividends it receives from other corporations in which it has an ownership stake.

Fee-Type Revenue	Revenue from fees and related items, including policy charges and fee income, premiums, investment management and service fees, and other income.

Gross Premiums	FYP and Renewal premium and deposits.

Invested assets	Includes fixed maturity securities, equity securities, mortgage loans, policy loans, alternative investments and short-term investments.

P&C	Property and casualty.

Premium and deposits	Amounts a policyholder agrees to pay for an insurance policy or annuity contract that may be paid in one or a series of payments as defined by the terms of the policy or contract.

Protection Solutions Reserves	Equals the aggregate value of Policyholders’ account balances and Future policy benefits for policies in our Protection Solutions segment.

Reinsurance	Insurance policies purchased by insurers to limit the total loss they would experience from an insurance claim.

Renewal premium and deposits	Premiums and deposits after the first twelve months of the policy or contract.

Risk-based capital (“RBC”)	Rules to determine insurance company statutory capital requirements. It is based on rules published by the National Association of Insurance Commissioners (“NAIC”).

Total adjusted capital (“TAC”)	Primarily consists of capital and surplus, and the asset valuation reserve.

Value of business acquired (“VOBA”)	Present value of estimated future gross profits from in-force policies of acquired businesses.
Product Terms

401(k)	A tax-deferred retirement savings plan sponsored by an employer. 401(k) refers to the section of the Internal Revenue Code of 1986, as amended (the “Code”) pursuant to which these plans are established.

403(b)	A tax-deferred retirement savings plan available to certain employees of public schools and certain tax-exempt organizations. 403(b) refers to the section of the Code pursuant to which these plans are established.

457(b)	A deferred compensation plan that is available to governmental and certain non-governmental employers. 457(b) refers to the section of the Code pursuant to which these plans are established.

Accumulation phase	The phase of a variable annuity contract during which assets accumulate based on the policyholder’s lump sum or periodic deposits and reinvested interest, capital gains and dividends that are generally tax-deferred.

Affluent	Refers to individuals with $250,000 to $999,999 of investable assets.

Annuitant	The person who receives annuity payments or the person whose life expectancy determines the amount of variable annuity payments upon annuitization of an annuity to be paid for life.

Annuitization	The process of converting an annuity investment into a series of periodic income payments, generally for life.

Benefit base	A notional amount (not actual cash value) used to calculate the owner’s guaranteed benefits within an annuity contract. The death benefit and living benefit within the same contract may not have the same benefit base.

Cash surrender value	The amount an insurance company pays (minus any surrender charge) to the policyholder when the contract or policy is voluntarily terminated prematurely.

Deferred annuity	An annuity purchased with premiums paid either over a period of years or as a lump sum, for which savings accumulate prior to annuitization or surrender, and upon annuitization, such savings are exchanged for either a future lump sum or periodic payments for a specified length of time or for a lifetime.

Dollar-for-dollar withdrawal	A method of calculating the reduction of a variable annuity benefit base after a withdrawal in which the benefit is reduced by one dollar for every dollar withdrawn.

Fixed annuity	An annuity that guarantees a set annual rate of return with interest at rates we determine, subject to specified minimums. Credited interest rates are guaranteed not to change for certain limited periods of time.

Fixed Rate GMxB	Guarantees on our individual variable annuity products that are based on a rate that is fixed at issue.

Floating Rate GMxB	Guarantees on our individual variable annuity products that are based on a rate that varies with a specified index rate, subject to a cap and floor.

Future policy benefits	Future policy benefits for the annuities business are comprised mainly of liabilities for life-contingent income annuities, and liabilities for the variable annuity guaranteed minimum benefits accounted for as insurance.

Future policy benefits for the life business are comprised mainly of liabilities for traditional life and certain liabilities for universal and variable life insurance contracts (other than the Policyholders’ account balance).

General Account Investment Portfolio	The invested assets held in the General Account.

General Account	The assets held in the general accounts of our insurance companies as well as assets held in our separate accounts on which we bear the investment risk.

GMxB	A general reference to all forms of variable annuity guaranteed benefits, including guaranteed minimum living benefits, or GMLBs (such as GMIBs, GMWBs and GMABs), and guaranteed minimum death benefits, or GMDBs (inclusive of return of premium death benefit guarantees).

Guaranteed income benefit (“GIB”)	An optional benefit which provides the policyholder with a guaranteed lifetime annuity based on predetermined annuity purchase rates applied to a GIB benefit base, with annuitization automatically triggered if and when the contract AV falls to zero.

Guaranteed minimum accumulation benefits (“GMAB”)	An optional benefit (available for an additional cost) which entitles an annuitant to a minimum payment, typically in lump-sum, after a set period of time, typically referred to as the accumulation period. The minimum payment is based on the benefit base, which could be greater than the underlying AV.

Guaranteed minimum death benefits (“GMDB”)	An optional benefit (available for an additional cost) that guarantees an annuitant’s beneficiaries are entitled to a minimum payment based on the benefit base, which could be greater than the underlying AV, upon the death of the annuitant.

Guaranteed minimum income benefits (“GMIB”)	An optional benefit (available for an additional cost) where an annuitant is entitled to annuitize the policy and receive a minimum payment stream based on the benefit base, which could be greater than the underlying AV.

Guaranteed minimum living benefits (“GMLB”)	A reference to all forms of guaranteed minimum living benefits, including GMIBs, GMWBs and GMABs (does not include GMDBs).

Guaranteed minimum withdrawal benefits (“GMWB”)	An optional benefit (available for an additional cost) where an annuitant is entitled to withdraw a maximum amount of their benefit base each year, for which cumulative payments to the annuitant could be greater than the underlying AV.

Guaranteed Universal Life (“GUL”)	A universal life insurance offering with a lifetime no lapse guarantee rider, otherwise known as a guaranteed UL policy. With a GUL policy, the premiums are guaranteed to last the life of the policy.

Guaranteed withdrawal benefit for life (“GWBL”)	An optional benefit (available for an additional cost) where an annuitant is entitled to withdraw a maximum amount of their benefit base each year, for the duration of the policyholder’s life, regardless of account performance.

High net worth	Refers to individuals with $1,000,000 or more of investable assets.

Index-linked annuities	An annuity that provides for asset accumulation and asset distribution needs with an ability to share in the upside from certain financial markets such as equity indices, or an interest rate benchmark. With an index-linked annuity, the policyholder’s AV can grow or decline due to various external financial market indices performance.

Indexed Universal Life (“IUL”)	A permanent life insurance offering built on a universal life insurance framework that uses an equity-linked approach for generating policy investment returns.

Living benefits	Optional benefits (available at an additional cost) that guarantee that the policyholder will get back at least his original investment when the money is withdrawn.

Mortality and expense risk fee (“M&E fee”)	A fee charged by insurance companies to compensate for the risk they take by issuing life insurance and variable annuity contracts.

Net flows	Net change in customer account balances in a period including, but not limited to, gross premiums, surrenders, withdrawals and benefits. It excludes investment performance, interest credited to customer accounts and policy charges.

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

ACRONYMS
•“AB” or “AllianceBernstein” means AB Holding and ABLP.
•“AB Holding” means AllianceBernstein Holding L.P., a Delaware limited partnership.
•“AB Holding Units” means units representing assignments of beneficial ownership of limited partnership interests in AB Holding.
•“AB Units” means units of limited partnership interests in ABLP.
•“ABLP” means AllianceBernstein L.P., a Delaware limited partnership and the operating partnership for the AB business.
•“AFS” means available-for-sale
•“AGL” means AXA Global Life
•“AOCI” means accumulated other comprehensive income
•“ASC” means Accounting Standards Codification
•“ASR” means accelerated share repurchase
•“ASU” means Accounting Standards Update
•“AUM” means assets under management
•“AUA” means assets under administration
•“AV” means Account Value
•“AVR” means asset valuation reserve
•“AXA” means AXA S.A., a société anonyme organized under the laws of France, and formerly our controlling stockholder.
•“AXA CS” means AXA America Corporate Solutions, Inc.
•“AXA Financial” means AXA Financial, Inc., a Delaware corporation and a former wholly-owned direct subsidiary of Holdings. On October 1, 2018, AXA Financial merged with and into Holdings, with Holdings assuming the obligations of AXA Financial.
•“AXA RSUs” means AXA restricted stock units
•“AXA Tech” means AXA Technology Services America, Inc, formerly a Delaware corporation and wholly-owned subsidiary of Holdings which merged into Holdings in November 2019.
•“BPs” means basis points
•“CARES Act” means Coronavirus Aid, Relief, and Economic Security Act
•“CDS” means credit default swaps
•“CDSC” means contingent deferred sales commissions
•“CEA” means Commodity Exchange Act
•“CECL” means current expected credit losses
•“CFTC” means U.S. Commodity Futures Trading Commission
•“CLO” means collateralized loan obligation
•“COLI” means corporate owned life insurance
•“Company” means Equitable Holdings, Inc. with its consolidated subsidiaries
•“CPH” means CPH Capital Fondsmaeglerselskab A/S
•“CS Life” means Corporate Solutions Life Reinsurance Company, a Delaware corporation and a wholly-owned direct subsidiary of Holdings.
•“CS Life RE” means CS Life RE Company, an Arizona corporation and a wholly-owned indirect subsidiary of Holdings.
•“CSA” means credit support annex
•“CTE” means conditional tail expectation
•“DAC” means deferred policy acquisition costs
•“DCO” means designated clearing organization
•“DI” means disability income
•“Dodd-Frank Act” means Dodd-Frank Wall Street Reform and Consumer Protection Act
•“DOL” means U.S. Department of Labor
•“DSC” means debt service coverage
•“DSI” means deferred sales inducement
•“EAFE” means European, Australasia, and Far East
•“EFS” means Equitable Financial Services, LLC, a Delaware corporation and a wholly-owned direct subsidiary of Holdings
•“EIM” means Equitable Investment Management Group, LLC, a Delaware limited liability company and a wholly-owned indirect subsidiary of Holdings
•“EPS” means earnings per share
•“Equitable Advisors” means Equitable Advisors, LLC, a Delaware limited liability company, our retail broker/dealer for our retirement and protection businesses and a wholly-owned indirect subsidiary of Holdings.
•“Equitable America” means Equitable Financial Life Insurance Company of America (f/k/a MONY Life Insurance Company of America), an Arizona corporation and a wholly-owned indirect subsidiary of Holdings.
•“Equitable Distributors” means Equitable Distributors, LLC, a Delaware limited liability company, our wholesale broker/dealer for our retirement and protection businesses and a wholly-owned indirect subsidiary of Holdings.
•“Equitable L&A” means Equitable Financial Life and Annuity Company, a Colorado corporation and a wholly-owned indirect subsidiary of Holdings.

•“Equitable Financial” means Equitable Financial Life Insurance Company, a New York corporation, a life insurance company and a wholly-owned subsidiary of EFS.
•“Equitable Network” means Equitable Network, LLC, a Delaware limited liability company and wholly-owned indirect subsidiary of Holdings and its subsidiary, Equitable Network of Puerto Rico, Inc.
•“EQ Premier VIP Trust” means EQ Premier VIP Trust, a series trust that is a Delaware statutory trust and is registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”), as an open-end management investment company.
•“EQAT” means EQ Advisors Trust, a series trust that is a Delaware statutory trust and is registered under the Investment Company Act as an open-end management investment company.
•“EQ AZ Life Re” means EQ AZ Life Re Company, an Arizona corporation and a wholly-owned indirect subsidiary of Holdings.
•“ERISA” means Employee Retirement Income Security Act of 1974
•“ESG” means environmental,social and governance
•“ETF” means exchange traded funds
•“ETR” means effective tax rate
•“Exchange Act” means Securities Exchange Act of 1934, as amended
•“FABN” means Funding Agreement Backed Notes Program
•“FASB” means Financial Accounting Standards Board
•“FDIC” means Federal Deposit Insurance Corporation
•“FHLB” means Federal Home Loan Bank
•“FINRA” means Financial Industry Regulatory Authority, Inc.
•“FIO” means Federal Insurance Office
•“FSOC” means Financial Stability Oversight Council
•“FYP” means first year premium and deposits
•The “General Partner” means AllianceBernstein Corporation, a Delaware corporation and the general partner of AB Holding and ABLP.
•“GIO” means guaranteed interest option
•“GUL” means guaranteed universal life
•“HFS” means held-for-sale
•“Holdings” means Equitable Holdings, Inc.
•“HTM” means held-to-maturity
•“Investment Advisers Act” means Investment Advisers Act of 1940, as amended
•“IPO” means initial public offering
•“IRS” means Internal Revenue Service
•“ISDA Master Agreement” means International Swaps and Derivatives Association Master Agreement
•“IUL” means indexed universal life
•“IUS” means Investments Under Surveillance
•“K-12 education market” means individuals in the kindergarten, primary and secondary education market
•“LGD” means loss given default
•“LIBOR” means London Interbank Offered Rate
•“LTV” means loan-to-value
•“Manual” means Accounting Practices and Procedures Manual as established by the NAIC
•“MD&A” means Management’s Discussion and Analysis of Financial Condition and Results of Operations
•“MLICA” means MONY Life Insurance Company of the Americas, Ltd
•“MRBs” means market risk benefits
•“MSO” means Market Stabilizer Option
•“MTA” means Master Transaction Agreement
•“NAIC” means National Association of Insurance Commissioners
•“NAR” means net amount at risk
•“NAV” means net asset value
•“NFA” means National Futures Association
•“NLG” means no-lapse guarantee
•“NYDFS” means New York State Department of Financial Services
•“OCI” means other comprehensive income
•“OTC” means over-the-counter
•“PBO” means projected benefit obligation
•“PD” means probability of default
•“Pension Act” means Pension Protection Act of 2006
•“Performance Share Plan” means AXA International Performance Shares Plan
•“PFBL” means profits followed by losses
•“R&P” means retirement and protection
•“RBG” means the Retirement Benefits Group, a specialized division of Equitable Advisors
•“REIT” means real estate investment trusts
•“RMD” means required minimum distributions
•“RoU” means right of use
•“RSUs” means restricted stock units
•“RTM” means reversion to the mean
•“SAP” means statutory accounting principles

•“SCB LLC” means Sanford C. Bernstein & Co., LLC, a registered investment adviser and broker-dealer.
•“SCBL” means Sanford C. Bernstein Limited
•“SCS” means Structured Capital Strategies
•“SEC” means U.S. Securities and Exchange Commission
•“Series A Preferred Stock” means Holdings’ Series A Fixed Rate Noncumulative Perpetual Preferred Stock
•“Series B Preferred Stock” means Holdings’ Series B Fixed Rate Reset Noncumulative Perpetual Preferred Stock
•“Series C Preferred Stock” means Holdings’ Series C Fixed Rate Reset Noncumulative Perpetual Preferred Stock
•“SIO” means structured investment option
•“SPE” means special purpose entity
•“Stock Option Plan” means AXA Stock Option Plan for AXA Financial Employees and Associates
•“SVO” means Securities Valuation Office
•“TCJA” or “Tax Reform Act” means the Tax Cuts and Jobs Act, enacted on December 22, 2017
•“TDRs” means troubled debt restructurings
•“TIPS” means treasury inflation-protected securities
•“TLA” means trademark license agreement
•“TSA” means transitional service agreement
•“U.S. GAAP” means accounting principles generally accepted in the United States of America
•“UL” means universal life
•“ULSG” means universal life products with secondary guarantee
•“USFL” means U.S. Financial Life Insurance Company
•“Venerable” means Venerable Holdings, Inc., a Delaware corporation
•“VIAC” means Venerable Insurance and Annuity Company
•“VIE” means variable interest entity
•“VISL” means variable interest-sensitive life
•“VOE” means voting interest entity
•“VUL” means variable universal life

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of AXA Equitable Holdings, Inc. (incorporated by reference to Exhibit 3.1 to our Form 10-Q for the quarterly period ending March 31, 2018, as filed on June 20, 2018 (the “Q-1 2018 Form 10-Q”)).
3.1.1	Certificate of Amendment of Certificate of Incorporation, effective January 13, 2020 (incorporated by reference to Exhibit 3.1 to our Form 8-K, filed on January 10, 2010).
3.2	Fourth Amended and Restated By-laws of Equitable Holdings, Inc. (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on February 17, 2021).
3.3	Certificate of Designations with respect to the Series A Preferred Stock of the Company, dated November 21, 2019 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on November 21, 2019).
3.4	Certificate of Designations with respect to the Series B Preferred Stock of the Company, filed August 7, 2020 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on August 11, 2020).
3.5	Certificate of Designation with respect to the Series C Preferred Stock of the Company, dated January 6, 2021 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on January 6, 2021).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of AXA Equitable Holdings, Inc., File No. 333-221521 (the “IPO Form S-1”)).
4.2	Indenture, dated as of December 1, 1993 from AXA Financial, Inc. to The Bank of NY Mellon Trust Company, N.A. (formerly known as Chemical Bank), as Trustee (incorporated by reference to Exhibit 4.2 to the IPO Form S-1).
4.3	Fourth Supplemental Indenture, dated April 1, 1998, from AXA Financial, Inc. to The Chase Manhattan Bank (formerly known as Chemical Bank), as Trustee, together with forms of global Senior Note and global Senior Indenture (incorporated by reference to Exhibit 4.3 to the IPO Form S-1).
4.4	Fifth Supplemental Indenture, dated October 1, 2018, among AXA Equitable Holdings, Inc. AXA Financial, Inc. and The Bank of NY Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on October 1, 2018).
4.5	Indenture, dated as of April 20, 2018, among AXA Equitable Holdings, Inc., as issuer, Wilmington Saving Fund Society, FSB, as trustee, and Citibank, N.A., as security registrar and paying agent (incorporated by reference to Exhibit 4.4 to the IPO Form S-1).
4.6	First Supplemental Indenture, dated as of April 20, 2018, among AXA Equitable Holdings, Inc., as issuer, Wilmington Saving Fund Society, FSB, as trustee, and Citibank, N.A., as security registrar and paying agent (incorporated by reference to Exhibit 4.5 to the IPO Form S-1).
4.7	Second Supplemental Indenture, dated as of April 20, 2018, among AXA Equitable Holdings, Inc., as issuer, Wilmington Saving Fund Society, FSB, as trustee, and Citibank, N.A., as security registrar and paying agent (incorporated by reference to Exhibit 4.6 to the IPO Form S-1).
4.8	Third Supplemental Indenture, dated as of April 20, 2018, among AXA Equitable Holdings, Inc., as issuer, Wilmington Saving Fund Society, FSB, as trustee, and Citibank, N.A., as security registrar and paying agent (incorporated by reference to Exhibit 4.7 to the IPO Form S-1).
4.9#	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1	Shareholder Agreement, dated as of May 4, 2018, between AXA S.A. and AXA Equitable Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Q-1 2018 Form 10-Q).
10.2	Registration Rights Agreement, dated as of May 4, 2018, between AXA S.A. and AXA Equitable Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Q-1 2018 Form 10-Q).
10.3	Tax Sharing Agreement, dated March 28, 2018, between AXA S.A., AXA Investment Managers S.A. and AXA Equitable Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the IPO Form S-1).
10.4	Transitional Services Agreement, dated as of May 4, 2018, between AXA S.A. and AXA Equitable Holdings, Inc. (incorporated by reference to Exhibit 10.4 to the Q-1 2018 Form 10-Q).
10.5	Master Agreement, dated as of April 10, 2013, by and among AXA Equitable Financial Services, LLC, AXA Financial, Inc. and Protective Life Insurance Company (incorporated by reference to Exhibit 10.5 to the IPO Form S-1).
10.6†	Employment Agreement, dated as of March 9, 2011, by and between AXA Financial, Inc. and Mark Pearson (incorporated by reference to Exhibit 10.7 to the IPO Form S-1).
10.6.1†	Letter Agreement, dated February 19, 2013, between AXA Financial, Inc., AXA Equitable Life Insurance Company and Mark Pearson (incorporated by reference to Exhibit 10.7.1 to the IPO Form S-1).

10.6.2†	Letter Agreement, dated May 14, 2015, between AXA Financial, Inc., AXA Equitable Life Insurance Company and Mark Pearson (incorporated by reference to Exhibit 10.7.2 to the IPO Form S-1).
10.6.3†	Letter Agreement, dated February 27, 2019, between AXA Equitable Holdings, Inc., AXA Equitable Life Insurance Company and Mark Pearson. (incorporated by reference to Exhibit 10.7.3 to our Form 10-K for the fiscal year ended December 31, 2018, as filed March 8, 2019 (the “2018 Form 10-K”)).
10.6.4†	Waiver Agreement, dated May 9, 2019, to Mark Pearson’s Employment Agreement dated March 9, 2011 (incorporated by reference to Exhibit 10.1 to AXA Equitable Holdings, Inc.’s Form 10-Q for the quarterly period ending June 30, 2019, as filed on August 9, 2019).
10.6.5†	Letter Agreement, dated December 18, 2019, between AXA Equitable Holdings, Inc., AXA Equitable Life Insurance Company and Mark Pearson (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 19, 2019).
10.7†	Director Indemnification Agreement, dated May 4, 2018, between AXA Equitable Holdings, Inc. and each of its directors (incorporated by reference to Exhibit 10.6 to the Q-1 2018 Form 10-Q).
10.8	Commercial Paper Dealer Agreement 4(a)(2) Program, dated as of June 1, 2015, between AllianceBernstein L.P., as Issuer, and Citigroup Global Markets Inc., as Dealer (incorporated by reference to Exhibit 10.08 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2015, as filed February 11, 2016).
10.9	Commercial Paper Dealer Agreement 4(a)(2) Program, dated as of June 1, 2015, between AllianceBernstein L.P., as Issuer, and Credit Suisse Securities (USA) LLC, as Dealer (incorporated by reference to Exhibit 10.09 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2015, as filed February 11, 2016).
10.10	Commercial Paper Dealer Agreement 4(a)(2) Program, dated as of June 1, 2015, between AllianceBernstein L.P., as Issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer (incorporated by reference to Exhibit 10.10 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2015, as filed February 11, 2016).
10.11	Amended and Restated Revolving Credit Agreement, dated as of September 27, 2018 (incorporated by reference to Exhibit 10.01 to AB Holding’s Form 8-K, as filed October 3, 2018).
10.12†	Profit Sharing Plan for Employees of AllianceBernstein L.P., as amended and restated as of January 1, 2015 and as further amended as of January 1, 2017 (incorporated by reference to Exhibit 10.05 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2015, as filed February 11, 2016).
10.12.1†	Amendment to the Profit Sharing Plan for Employees of AllianceBernstein L.P., dated as of October 20, 2016 and effective as of January 1, 2017 (incorporated by reference to Exhibit 10.06 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2016, as filed February 14, 2017).
10.12.2†	Amendment to the Profit Sharing Plan for Employees of AllianceBernstein L.P., dated as of April 1, 2018 (incorporated by reference to Exhibit 10.12 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2018, as filed February 13, 2019).
10.13†	Employment Agreement, dated as of April 28, 2017, among Seth Bernstein, AllianceBernstein Holding L.P., AllianceBernstein L.P. and AllianceBernstein Corporation (incorporated by reference to Exhibit 10.3 to AB Holding’s Form 8-K as filed May 1, 2017).
10.13.1†	Amendment to Seth P. Bernstein’s Employment Agreement (incorporated by reference to Exhibit 10.01 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2018, as filed February 13, 2019).
10.13.2†	Amendment No. 2 to Seth P. Bernstein’s Employment Agreement (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on December 19, 2019).
10.14†	AB 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.06 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2017, as filed February 13, 2018).
10.15	Revolving Credit Agreement by and among AXA Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto, the banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.22 to the IPO Form S-1).
10.16†	Form of Performance Share Award Agreement under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.23 to the Q-1 2018 Form 10-Q).
10.17	Reimbursement Agreement by and among AXA Equitable Holdings, Inc. the Subsidiary Account Parties (as defined therein) party thereto and Natixis, New York Branch (incorporated by reference to Exhibit 10.25 to the IPO Form S-1 ).
10.18	Reimbursement Agreement by and among AXA Equitable Holdings, Inc. the Subsidiary Account Parties (as defined therein) party thereto and HSBC Bank USA, National Association (incorporated by reference to Exhibit 10.26 to the IPO Form S-1).
10.19	Reimbursement Agreement by and among AXA Equitable Holdings, Inc. the Subsidiary Account Parties (as defined therein) party thereto and Citibank Europe PLC (incorporated by reference to Exhibit 10.27 to the IPO Form S-1).

10.20	Reimbursement Agreement by and among AXA Equitable Holdings, Inc. the Subsidiary Account Parties (as defined therein) party thereto and Credit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.28 to the IPO Form S-1).
10.21	Reimbursement Agreement by and among AXA Equitable Holdings, Inc. the Subsidiary Account Parties (as defined therein) party thereto and Barclays Bank PLC (incorporated by reference to Exhibit 10.29 to the IPO Form S-1).
10.22	Reimbursement Agreement by and among AXA Equitable Holdings, Inc. the Subsidiary Account Parties (as defined therein) party thereto and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.30 to the IPO Form S-1).
10.23	Reimbursement Agreement by and among AXA Equitable Holdings, Inc. the Subsidiary Account Parties (as defined therein) party thereto and Landesbank Hessen-Thüringen Girozentrale, acting through its New York Branch (incorporated by reference to Exhibit 10.31 to the IPO Form S-1).
10.24	Reimbursement Agreement by and among AXA Equitable Holdings, Inc. the Subsidiary Account Parties (as defined therein) party thereto and Commerzbank AG, New York Branch (incorporated by reference to Exhibit 10.32 to the IPO Form S-1).
10.25†	Letter Agreement between AXA Equitable Life Insurance Company and George Stansfield, dated June 30, 2015 (incorporated by reference to Exhibit 10.34 to the IPO Form S-1).
10.26†	AXA Stock Option Plan for AXA Financial Employees and Associates (incorporated by reference to Exhibit 10.36 to the IPO Form S-1).
10.27†	Form of Option Grant Letter under the AXA Stock Option Plan for AXA Financial Employees and Associates (Mark Pearson) (incorporated by reference to Exhibit 10.37 to the IPO Form S-1).
10.28†	Form of Option Grant Letter under the AXA Stock Option Plan for AXA Financial Employees and Associates (Executive Officers) (incorporated by reference to Exhibit 10.38 to the IPO Form S-1).
10.29†	Form of Option Agreement under the AXA Stock Option Plan for AXA Financial Employees and Associates (incorporated by reference to Exhibit 10.39 to the IPO Form S-1).
10.30†	Rules of 2016 AXA International Performance Share Plan and Addendum for AXA Financial Participants (incorporated by reference to Exhibit 10.42 to the IPO Form S-1).
10.31†	Rules of AXA 2017 International Performance Shares Plan and Addendum for AXA Financial Participants (incorporated by reference to Exhibit 10.43 to the IPO Form S-1).
10.32†	Equitable Severance Benefit Plan (incorporated by reference to Exhibit 10.45 to the IPO Form S-1).
10.33†	Equitable Supplemental Severance Plan for Executives (incorporated by reference to Exhibit 10.25 to the Q-1 2018 Form 10-Q).
10.33.1†	Equitable Supplemental Severance Plan for Executives, as amended and restated as of August 9, 2019 (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ending June 30, 2019, as filed on August 9, 2019).
10.34†	Equitable Executive Survivor Benefits Plan (incorporated by reference to Exhibit 10.47 to the IPO Form S-1).
10.35†	Amended and Restated Variable Deferred Compensation Plan for Executives (incorporated by reference to Exhibit 10.48 to the IPO Form S-1).
10.36†	Amended and Restated Equitable Post-2004 Variable Deferred Compensation Plan for Executives (incorporated by reference to Exhibit 10.49 to the IPO Form S-1).
10.37†	Amendment to the Equitable Post-2004 Variable Deferred Compensation Plan for Executives, effective as of January 1, 2019 (incorporated by reference to Exhibit 10.69 to the 2018 Form 10-K).
10.38†	Equitable Excess Retirement Plan (incorporated by reference to Exhibit 10.50 to the IPO Form S-1).
10.39†	Equitable Holdings, Inc. Equity Plan for Directors (incorporated by reference to Exhibit 10.51 to the IPO Form S-1).
10.40†	Form of Stock Option Agreement under the Equitable Holdings, Inc. Equity Plan for Directors (incorporated by reference to Exhibit 10.52 to the IPO Form S-1).
10.41†	Form of Restricted Stock Agreement under the Equitable Holdings, Inc. Equity Plan for Directors (incorporated by reference to Exhibit 10.53 to the IPO Form S-1).
10.42†	Equitable Post-2004 Variable Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.54 to the IPO Form S-1).
10.43†	Equitable Holdings, Inc. Charitable Award Program for Directors (incorporated by reference to Exhibit 10.55 to the IPO Form S-1).
10.44†	Equitable Holdings, Inc. Short-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.56 to the IPO Form S-1).
10.45†	AXA Equitable Holdings, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.57 to the IPO Form S-1).

10.46†	Form of Transaction Incentive Award Agreement under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.21 to the Q-1 2018 Form 10-Q).
10.47†	Form of Restricted Stock Unit Award Agreement under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.22 to the Q-1 2018 Form 10-Q).
10.48†	Form of Stock Option Award Agreement under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.24 to the Q-1 2018 Form 10-Q).
10.49†	Equitable Holdings, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Appendix B of the Equitable Holdings, Inc. DEF 14A, as filed on April 8, 2020).
10.50†	Equitable Holdings, Inc. Stock Purchase Plan (incorporated by reference to Exhibit 10.62 to the 2018 Form 10-K).
10.53†	Form of Performance Shares Award Agreement under the 2018 Omnibus Incentive Plan, effective as of February 14, 2019 (incorporated by reference to Exhibit 10.70 to the 2018 Form 10-K).
10.54†	Form of Restricted Stock Unit Award Agreement under the 2018 Omnibus Incentive Plan, effective as of February 14, 2019 (incorporated by reference to Exhibit 10.71 to the 2018 Form 10-K).
10.55†	Form of Stock Option Award Agreement under the 2018 Omnibus Incentive Plan, effective as of February 14, 2019 (incorporated by reference to Exhibit 10.70 to the 2018 Form 10-K).
10.56†#	Form of Performance Shares Award Agreement under the 2019 Omnibus Incentive Plan.
10.57†#	Form of Restricted Stock Unit Award Agreement under the 2019 Omnibus Incentive Plan.
10.58†#	Form of Stock Option Award Agreement under the 2019 Omnibus Incentive Plan.
10.59†	AllianceBernstein 2020 Incentive Compensation Award Program (incorporated by reference to Exhibit 10.01 of AB Holding’s Form 10-K, as filed February 11, 2021 (the “AB 2020 Form 10-K”).
10.60†	AllianceBernstein 2020 Deferred Cash Compensation Program (incorporated by reference to Exhibit 10.02 of the AB 2020 Form 10-K).
10.61†	Form of Award Agreement, dated as of December 31, 2020, under Incentive Compensation Award Program, Deferred Cash Compensation Program and AB 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.03 of the AB 2020 Form 10-K).
10.62†	Form of Award Agreement under AB 2017 Long Term Incentive Plan relating to equity compensation awards to Independent Directors (incorporated by reference to Exhibit 10.04 of the AB 2020 Form 10-K).
10.63†	AllianceBernstein Change in Control Plan for Executive Officers (incorporated by reference to Exhibit 99.01 to AB Holding’s Form 8-K, as filed December 14, 2020).
10.64#	Master Transaction Agreement, dated as of October 27, 2020, among Equitable Holdings, Inc., Venerable Insurance and Annuity Company and solely with respect to Article XIV, Venerable Holdings, Inc.
21.1#	List of Subsidiaries of Equitable Holdings, Inc.
23.1#	Consent of PricewaterhouseCoopers LLP.
31.1#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101)

#	Filed herewith.

†	Identifies each management contract or compensatory plan or arrangement.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Equitable Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2021.

EQUITABLE HOLDINGS, INC.

By:	/s/ Mark Pearson
Name: Mark Pearson
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on February 24, 2021.

Signature	Title

/s/ Mark Pearson	President and Chief Executive Officer and Director (Principal Executive Officer)
Mark Pearson

/s/ Anders B. Malmström	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Anders B. Malmström

/s/ William Eckert	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
William Eckert

/s/ Francis Hondal	Director
Francis Hondal

/s/ Daniel G. Kaye	Director
Daniel G. Kaye

/s/ Joan M. Lamm-Tennant	Director
Joan M. Lamm-Tennant

/s/ Kristi A. Matus	Director
Kristi A. Matus

/s/ Ramon de Oliveira	Chairman of the Board
Ramon de Oliveira

/s/ Bertram L. Scott	Director
Bertram L. Scott

/s/ George H. Stansfield	Director
George H. Stansfield

/s/ Charles G. T. Stonehill	Director
Charles G. T. Stonehill