Form 10-Q
period 2021-03-31
Equitable Holdings, Inc.
filed 2021-05-06
CIK 1333986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2021, 428,272,746 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

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
These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) conditions in the financial markets and economy, including the impact of COVID-19 and related economic conditions, equity market declines and volatility, interest rate fluctuations, impacts on our goodwill and changes in liquidity and access to and cost of capital; (ii) operational factors, including reliance on the payment of dividends to Holdings by its subsidiaries, protection of confidential customer information or proprietary business information, operational failures by us or our service providers, and catastrophic events, such as the outbreak of pandemic diseases including COVID-19; (iii) credit, counterparties and investments, including counterparty default on derivative contracts, failure of financial institutions, defaults by third parties and affiliates and economic downturns, defaults and other events adversely affecting our investments; (iv) our reinsurance and hedging programs; (v) our products, structure and product distribution, including variable annuity guaranteed benefits features within certain of our products, variations in statutory capital requirements, financial strength and claims-paying ratings, state insurance laws limiting the ability of our insurance subsidiaries to pay dividends and key product distribution relationships; (vi) estimates, assumptions and valuations, including risk management policies and procedures, potential inadequacy of reserves and experience differing from pricing expectations, amortization of deferred acquisition costs and financial models; (vii) our Investment Management and Research segment, including fluctuations in assets under management and the industry-wide shift from actively-managed investment services to passive services; (viii) legal and regulatory risks, including federal and state legislation affecting financial institutions, insurance regulation and tax reform; (ix) risks related to our common stock and (x) general risks, including strong industry competition, information systems failing or being compromised and protecting our intellectual property.
Forward-looking statements should be read in conjunction with the other cautionary statements, risks, uncertainties and other factors identified in Holdings’ Annual Report on Form 10-K for the year ended December 31, 2020, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q, including in the section entitled “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. You should read this Form 10-Q completely and with the understanding the actual future results may be materially different from expectations. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
Other risks, uncertainties and factors, including those discussed under “Risk Factors”, in our Annual Report on Form 10-K could cause our actual results to differ materially from those projected in any forward-looking statements we make. Readers should read carefully the factors described in “Risk Factors” in our Annual Report on Form 10-K to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.
Throughout this Quarterly Report on Form 10-Q we use certain defined terms and abbreviations, which are summarized in the “Glossary” and “Acronyms” sections.

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

EQUITABLE HOLDINGS, INC.
Consolidated Balance Sheets
March 31, 2021 (Unaudited) and December 31, 2020

	March 31,	December 31,
	2021	2020
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $73,734 and $72,867) (allowance for credit losses of $19 and $13)	$77,161	$81,638
Fixed maturities, at fair value using the fair value option (1)	844	389
Mortgage loans on real estate (net of allowance for credit losses of $74 and $81)	13,280	13,159
Policy loans	4,091	4,118
Other equity investments (1)	2,387	1,502
Trading securities, at fair value	4,821	5,553
Other invested assets (1)	2,913	2,728
Total investments	105,497	109,087
Cash and cash equivalents (1)	6,795	6,179
Cash and securities segregated, at fair value	1,413	1,753
Broker-dealer related receivables	2,361	2,223
Deferred policy acquisition costs	4,943	4,243
Goodwill and other intangible assets, net	4,744	4,737
Amounts due from reinsurers (allowance for credit losses of $5 and $5)	4,526	4,566
GMIB reinsurance contract asset, at fair value	1,907	2,488
Current and deferred income taxes	509	—
Other assets (1)	3,859	3,701
Assets held-for-sale	483	470
Separate Accounts assets	139,795	135,950
Total Assets	$276,832	$275,397
LIABILITIES
Policyholders’ account balances	$73,303	$66,820
Future policy benefits and other policyholders' liabilities	35,922	39,881
Broker-dealer related payables	2,283	1,443
Customer related payables	3,179	3,417
Amounts due to reinsurers	1,340	1,381
Short-term and long-term debt	4,022	4,115
Current and deferred income taxes	—	749
Notes issued by consolidated variable interest entities, at fair value using the fair value option (1)	323	313
Other liabilities (1)	3,990	3,686
Liabilities held-for-sale	270	322
Separate Accounts liabilities	139,795	135,950
Total Liabilities	$264,427	$258,077
Redeemable noncontrolling interest (1) (2)	$137	$143
Commitments and contingent liabilities (Note 12)
EQUITY
Equity attributable to Holdings:
Preferred stock and additional paid-in capital, $1 par value and $25,000 liquidation preference	$1,562	$1,269
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 541,662,121 and 552,896,328 shares issued, respectively; 428,451,410 and 440,776,011 shares outstanding, respectively	5	5
Additional paid-in capital	1,928	1,985
Treasury stock, at cost, 113,210,711 and 112,120,317 shares, respectively	(2,300)	(2,245)
Retained earnings	8,758	10,699
Accumulated other comprehensive income (loss)	740	3,863
Total equity attributable to Holdings	10,693	15,576
Noncontrolling interest	1,575	1,601
Total Equity	12,268	17,177
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$276,832	$275,397
____________
(1) See Note 2 for details of balances with VIEs.
(2) See Note 11 for details of redeemable noncontrolling interest.
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Income (Loss)
For the Three Months Ended March 31, 2021 and 2020 (Unaudited)

	Three Months Ended March 31,
	2021	2020
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$949	$996
Premiums	258	289
Net derivative gains (losses)	(2,546)	9,400
Net investment income (loss)	884	629
Investment gains (losses), net:
Credit losses on Available for Sale debt securities and loans	1	(12)
Other investment gains (losses), net	183	16
Total investment gains (losses), net	184	4
Investment management and service fees	1,257	1,136
Other income	167	155
Total revenues	1,153	12,609

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	939	2,776
Interest credited to policyholders’ account balances	291	317
Compensation and benefits	580	526
Commissions and distribution-related payments	382	338
Interest expense	74	52
Amortization of deferred policy acquisition costs	87	1,303
Other operating costs and expenses	608	438
Total benefits and other deductions	2,961	5,750
Income (loss) from continuing operations, before income taxes	(1,808)	6,859
Income tax (expense) benefit	408	(1,434)
Net income (loss)	(1,400)	5,425
Less: Net income (loss) attributable to the noncontrolling interest	88	37
Net income (loss) attributable to Holdings	$(1,488)	$5,388
Less: Preferred stock dividends	13	13
Net income (loss) available to Holdings’ common shareholders	$(1,501)	$5,375

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$(3.46)	$11.66
Diluted	$(3.46)	$11.60
Weighted average common shares outstanding (in millions):
Basic	434.2	461.0
Diluted	434.2	463.5

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2021 and 2020 (Unaudited)

	Three Months Ended March 31,
	2021	2020
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(1,400)	$5,425
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	(3,153)	1,430
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	33	28
Foreign currency translation adjustment	(6)	(21)
Total other comprehensive income (loss), net of income taxes	(3,126)	1,437
Comprehensive income (loss)	(4,526)	6,862
Less: Comprehensive income (loss) attributable to the noncontrolling interest	85	29
Comprehensive income (loss) attributable to Holdings	$(4,611)	$6,833
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2021 and 2020 (Unaudited)

	Three Months Ended March 31,
	Equity Attributable to Holdings
	Preferred Stock and Additional Paid-In Capital	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
	(in millions)
January 1, 2021	$1,269	$5	$1,985	$(2,245)	$10,699	$3,863	$15,576	$1,601	$17,177
Stock compensation	—	—	19	45	—	—	64	7	71
Purchase of treasury stock	—	—	(10)	(420)	—	—	(430)	—	(430)
Reissuance of treasury stock		—	—	—	(46)	—	(46)	—	(46)
Retirement of common stock	—	—	—	320	(320)	—	—	—	—
Repurchase of AB Holding units	—	—	—	—	—	—	—	(13)	(13)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(108)	(108)
Dividends on common stock (cash dividends declared per common share of $0.17)	—	—	—	—	(74)	—	(74)	—	(74)
Dividends on preferred stock	—	—	—	—	(13)	—	(13)	—	(13)
Issuance of preferred stock	293	—	—	—	—	—	293	—	293
Net income (loss)	—	—	—	—	(1,488)	—	(1,488)	88	(1,400)
Other comprehensive income (loss)	—	—	—	—	—	(3,123)	(3,123)	(3)	(3,126)
Other	—	—	(66)	—	—	—	(66)	3	(63)
March 31, 2021	$1,562	$5	$1,928	$(2,300)	$8,758	$740	$10,693	$1,575	$12,268

January 1, 2020	$775	$5	$1,920	$(1,832)	$11,744	$844	$13,456	$1,591	$15,047
Cumulative effect of adoption of ASU 2016-03, Current Expected Credit Loss	—	—	—	—	(30)	—	(30)	—	(30)
Stock compensation	—	—	14	13	—	—	27	3	30
Purchase of treasury stock	—	—	—	(206)	—	—	(206)	—	(206)
Reissuance of treasury stock	—	—	—	—	(13)	—	(13)	—	(13)
Repurchase of AB Holding units	—	—	6	—	—	—	6	(6)	—
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(93)	(93)
Dividends on common stock (cash dividends declared per common share of $0.15)	—	—	—	—	(69)	—	(69)	—	(69)
Dividends on preferred stock	—	—	—	—	(13)	—	(13)	—	(13)
Net income (loss)	—	—	—	—	5,388	—	5,388	67	5,455
Other comprehensive income (loss)	—	—	—	—	—	1,445	1,445	(8)	1,437
Other	—	—	(10)	—	—	—	(10)	—	(10)
March 31, 2020	$775	$5	$1,930	$(2,025)	$17,007	$2,289	$19,981	$1,554	$21,535

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2021 and 2020 (Unaudited)

	Three Months Ended March 31,
	2021	2020
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(1,400)	$5,425
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	291	317
Policy charges and fee income	(949)	(996)
Net derivative (gains) losses	2,546	(9,400)
Credit losses on AFS debt securities and loans	(1)	12
Investment (gains) losses, net	(182)	(65)
(Gains) losses on businesses HFS	(1)	49
Realized and unrealized (gains) losses on trading securities	41	170
Non-cash long term incentive compensation expense	41	5
Amortization and depreciation	153	1,330
Equity (income) loss from limited partnerships	(107)	22
Changes in:
Net broker-dealer and customer related receivables/payables	(328)	881
Reinsurance recoverable	(79)	(113)
Segregated cash and securities, net	341	(918)
Capitalization of deferred policy acquisition costs	(186)	(185)
Future policy benefits	60	1,925
Current and deferred income taxes	(429)	1,420
Other, net	175	(449)
Net cash provided by (used in) operating activities	$(14)	$(570)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$9,257	$2,762
Fixed maturities, at fair value using the fair value option	109	—
Mortgage loans on real estate	245	120
Trading account securities	799	510
Short term investments	18	718
Other	775	147
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(10,240)	(4,993)
Fixed maturities, at fair value using the fair value option	(322)	—
Mortgage loans on real estate	(352)	(181)
Trading account securities	(70)	(166)
Short term investments	(5)	(359)
Other	(1,157)	(194)
Cash settlements related to derivative instruments	(2,973)	5,581
Investment in capitalized software, leasehold improvements and EDP equipment	(23)	(14)
Other, net	188	216
Net cash provided by (used in) investing activities	$(3,751)	$4,147

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$7,236	$2,507

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2021 and 2020 (Unaudited)

	Three Months Ended March 31,
	2021	2020
	(in millions)
Withdrawals	(1,467)	(1,099)
Transfers (to) from Separate Accounts	497	513
Change in short-term financings	185	105
Change in collateralized pledged assets	(1,392)	43
Change in collateralized pledged liabilities	96	646
(Decrease) increase in overdrafts payable	1	85
Repayment of long-term debt	(280)	—
Proceeds from notes issued by consolidated VIEs	11	—
Dividends paid on common stock	(74)	(69)
Dividends paid on preferred stock	(13)	(13)
Issuance of preferred stock	293	—
Purchases of AB Holding Units to fund long-term incentive compensation plan awards	(36)	(18)
Purchase of treasury shares	(430)	(205)
Purchases (redemptions) of noncontrolling interests of consolidated company-sponsored investment funds	(7)	(74)
Distribution to noncontrolling interest of consolidated subsidiaries	(108)	(93)
Other, net	(76)	(6)
Net cash provided by (used in) financing activities	$4,436	$2,322

Effect of exchange rate changes on cash and cash equivalents	$(2)	$(13)
Change in cash and cash equivalents	669	5,886
Cash and cash equivalents, beginning of year	6,179	4,405
Change in cash of businesses held-for-sale	(53)	24
Cash and cash equivalents, end of year	$6,795	$10,315

Non-cash transactions:
Right-of-use assets obtained in exchange for lease obligations	$26	$14

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
As of March 31, 2021 and December 31, 2020, the Company’s economic interest in AB was approximately 64% and 65%, respectively.The General Partner of AB is a wholly-owned subsidiary of the Company. Because the General Partner has the authority to manage and control the business of AB, AB is consolidated in the Company’s financial statements for all periods presented.
On October 27, 2020, the Company entered into a Master Transaction Agreement with Venerable Insurance and Annuity Company, an insurance company domiciled in Iowa, pursuant to which, among other things, VIAC will acquire all of the shares of the capital stock of CS Life, a wholly owned subsidiary of the Company. The transaction is expected to close in the second quarter of 2021 and is subject to conditions specified in the Agreement, including the receipt of required regulatory approvals. Prior to the closing, CS Life will affect the recapture of all of the business that is currently ceded to CS Life RE Company, an insurance company domiciled in Arizona and wholly owned subsidiary of CS Life, and sell 100% of the common stock of CS Life RE to an affiliate. The assets and liabilities of CS Life, including those assets and liabilities associated with CS Life RE that are expected to be recaptured into CS Life immediately prior the closing, were reported as HFS in the Company’s consolidated balance sheets as of December 31, 2020. See Note 15 of the Notes to the Consolidated Financial Statements.
Immediately following the sale of CS Life, CS Life and Equitable Financial will enter into a coinsurance and modified coinsurance agreement (the “Reinsurance Agreement”), pursuant to which Equitable Financial will cede to CS Life, on a combined coinsurance and modified coinsurance basis, legacy variable annuity policies sold by Equitable Financial in 2006-2008 (the “Block”). The Block is comprised of non-New York “Accumulator” policies containing fixed rate GMIB and/or GMDB guarantees. CS Life will deposit assets supporting the general account liabilities relating to the Block into a trust account for the benefit of Equitable Financial to secure its obligations to Equitable Financial under the Reinsurance Agreement. Equitable Financial will reinsure the separate accounts relating to the Block on a modified coinsurance basis. Venerable Holdings Inc. (“VHI”)will provide a parental company guarantee of CS Life’s

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
obligation to Equitable Financial under the Reinsurance Agreement. In addition, the investment of assets in the trust account will be subject to investment guidelines and the requirements of the trust will be strengthened upon certain triggers related to capital adequacy. The Reinsurance Agreement also contains additional counterparty risk management and mitigation provisions.
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
In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature, with the exception of the Company’s update of its interest rate assumption and adoption of new economic scenario generator as further described below in Assumption Updates and Model Changes. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
All significant intercompany transactions and balances have been eliminated in consolidation. The terms “first quarter 2021” and “first quarter 2020” refer to the three months ended March 31, 2021 and 2020, respectively. The terms “first three months of 2021” and “first three months of 2020” refer to the three months ended March 31, 2021 and 2020, respectively.
Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Adoption of New Accounting Pronouncements

Description	Effect on the Financial Statement or Other Significant Matters
ASU 2019-12: Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, as well as clarifying and amending existing guidance.	On January 1, 2021, the Company adopted the new accounting standards update. The new guidance is applied either on a retrospective, modified retrospective or prospective basis based on the items to which the amendments relate. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows as of the adoption date.

Future Adoption of New Accounting Pronouncements

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Description	Effective Date and Method of Adoption	Effect on the Financial Statement or Other Significant Matters
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
This ASU is effective as of March 12, 2020 through December 31, 2022.
The Company is currently assessing the applicability of the optional expedients and exceptions provided under the ASU. Management is evaluating the impact that the adoption of this guidance will have on the Company’s consolidated financial statements.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Investments
The carrying values of fixed maturities classified as AFS are reported at fair value. Changes in fair value are reported in OCI, net of allowance for credit losses, policy related amounts and deferred income taxes. Changes in credit losses are recognized in Investment gains (losses), net. The redeemable preferred stock investments that are reported in fixed maturities include REIT, perpetual preferred stock and redeemable preferred stock. These securities may not have a stated maturity, may not be cumulative and do not provide for mandatory redemption by the issuer. Effective January 1, 2021, the Company began classifying certain preferred stock as equity securities to better reflect the economics and nature of these securities. These preferred stock securities are reported in other equity investments.
The Company determines the fair values of fixed maturities and equity securities based upon quoted prices in active markets, when available, or through the use of alternative approaches when market quotes are not readily accessible or available. These alternative approaches include matrix or model pricing and use of independent pricing services, each supported by reference to principal market trades or other observable market assumptions for similar securities. More specifically, the matrix pricing approach to fair value is a discounted cash flow methodology that incorporates market interest rates commensurate with the credit quality and duration of the investment. The Company’s management, with the assistance of its investment advisors, evaluates AFS debt securities that experienced a decline in fair value below amortized cost for credit losses which are evaluated in accordance with the new financial instruments credit losses guidance. Integral to this review is an assessment made each quarter, on a security-by-security basis, by the IUS Committee, of various indicators of credit deterioration to determine whether the investment security has experienced a credit loss. This assessment includes, but is not limited to, consideration of the severity of the unrealized loss, failure, if any, of the issuer of the security to make scheduled payments, actions taken by rating agencies, adverse conditions specifically related to the security or sector, and the financial strength, liquidity and continued viability of the issuer.
The Company recognizes an allowance for credit losses on AFS debt securities with a corresponding adjustment to earnings rather than a direct write down that reduces the cost basis of the investment, and credit losses are limited to the amount by which the security’s amortized cost basis exceeds its fair value. Any improvements in estimated credit losses on AFS debt securities are recognized immediately in earnings. Management does not use the length of time a security has been in an unrealized loss position as a factor, either by itself or in combination with other factors, to conclude that a credit loss does not exist.
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
COLI has been purchased by the Company and certain subsidiaries on the lives of certain key employees and the Company and these subsidiaries are named as beneficiaries under these policies. COLI is carried at the cash surrender value of the policies. As of March 31, 2021 and December 31, 2020, the carrying value of COLI was $992 million and $992 million, respectively, and is reported in Other invested assets in the consolidated balance sheets.

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
Consolidated CLOs
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
As of March 31, 2021 and December 31, 2020, respectively, Equitable Financial holds $41 million and $38 million of equity interests in the CLO. The Company consolidated the CLO as of March 31, 2021 and December 31, 2020 as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the CLO loan manager. The assets of the CLO are legally isolated from the Company’s creditors and can only be used to settle obligations of the CLO. The liabilities of the CLO are non-recourse to the Company and the Company has no obligation to satisfy the liabilities of the CLO. As of March 31, 2021, Equitable Financial holds $81 million of equity interests in a newly formed SPE established to purchase loans from the market in anticipation of a new CLO transaction. The Company has determined it will consolidate the SPE as of March 31, 2021 as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the SPE loan manager.
Resulting from this consolidation in the Company’s consolidated balance sheets are fixed maturities, at fair value using the fair value option with total assets of $844 million and $389 million notes issued by consolidated variable interest entities, at fair value using the fair value option with total liabilities of $323 million and $313 million at March 31, 2021 and December 31, 2020, respectively. The unpaid outstanding principal balance of the notes and short-term borrowing is $547 million and $362 million at March 31, 2021 and December 31, 2020,
Consolidated Limited Partnerships
As of March 31, 2021 and December 31, 2020, the Company consolidated one private equity limited partnership for which it was identified as the primary beneficiary under the VIE model. Included in other invested assets in the Company’s consolidated balance sheets at March 31, 2021 and December 31, 2020 are total assets of $10 million and $12 million, respectively related to this VIE.
Consolidated AB-Sponsored Investment Funds
Included in the Company’s consolidated balance sheet as of March 31, 2021 and December 31, 2020 are assets of $290 million and $284 million, liabilities of $14 million and $8 million, and redeemable noncontrolling interests of $64 million and $83 million, respectively, associated with the consolidation of AB-sponsored investment funds under the VIE model. Also included in the Company’s consolidated balance sheets as of March 31, 2021 and December 31, 2020 are assets of $78 million and $68 million, liabilities of $29 million and $23 million, and redeemable

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
noncontrolling interests of $24 million and $20 million, respectively, from consolidation of AB-sponsored investment funds under the VOE model. The assets of these consolidated funds are presented within other invested assets and cash and cash equivalents, and liabilities of these consolidated funds are presented with other liabilities in the Company’s consolidated balance sheets; ownership interests not held by the Company relating to consolidated VIEs and VOEs are presented either as redeemable or non-redeemable noncontrolling interests, as appropriate. Redeemable noncontrolling interests are presented in mezzanine equity and non-redeemable noncontrolling interests are presented within permanent equity. The Company is not required to provide financial support to these AB-sponsored investment funds, and only the assets of such funds are available to settle each fund’s own liabilities.
Non-Consolidated VIEs
As of March 31, 2021 and December 31, 2020, respectively, the Company held approximately $1.5 billion and $1.4 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including CLOs, hedge funds, private equity funds and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $173.1 billion and $165.9 billion as of March 31, 2021 and December 31, 2020, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $1.5 billion and $1.4 billion and approximately $1.3 billion and $1.2 billion of unfunded commitments as of March 31, 2021 and December 31, 2020, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
Non-Consolidated AB-Sponsored Investment Products
As of March 31, 2021 and December 31, 2020, the net assets of investment products sponsored by AB that are non-consolidated VIEs are approximately $70.9 billion and $73.4 billion, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is its investment of $7 million as of March 31, 2021 and December 31, 2020. The Company has no further commitments to or economic interest in these VIEs.
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
Impact of Assumption Updates
There were no assumption changes in the first quarter of 2021.
The net impact of the assumption update in the first quarter of 2020 was an increase in policy charges and fee income of $46 million, an increase in policyholders’ benefits of $1.4 billion, a decrease in interest credited to policyholders’

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
account balances of $6 million, and an increase in amortization of DAC of $1.1 billion. This resulted in a decrease in income (loss) from operations, before income taxes of $2.5 billion and a decrease in net income (loss) of $2.0 billion.
Model Changes
There were no model changes in the first quarter of 2021.
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
3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of March 31, 2021 was $545 million. There was no accrued interest written off for AFS fixed maturities for the three months ended March 31, 2021.
The following tables provide information relating to the Company’s fixed maturities classified as AFS.
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
March 31, 2021 (4)
Fixed Maturities:
Corporate (1)	$50,988	$19	$2,775	$652	$53,092
U.S. Treasury, government and agency	14,817	—	1,362	175	16,004
States and political subdivisions	569	—	78	7	640
Foreign governments	1,065	—	47	38	1,074
Residential mortgage-backed (2)	119	—	11	—	130
Asset-backed (3)	4,653	—	28	2	4,679
Commercial mortgage-backed	1,482	—	26	18	1,490
Redeemable preferred stock (5)	41	—	11	—	52
Total at March 31, 2021	$73,734	$19	$4,338	$892	$77,161
December 31, 2020 (4)
Fixed Maturities:
Corporate (1)	$53,160	$13	$5,104	$92	$58,159
U.S. Treasury, government and agency	12,675	—	3,448	5	16,118
States and political subdivisions	535	—	100	—	635

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Foreign governments	1,011	—	98	6	1,103
Residential mortgage-backed (2)	130	—	13	—	143
Asset-backed (3)	3,587	—	29	5	3,611
Commercial mortgage-backed	1,148	—	55	—	1,203
Redeemable preferred stock	621	—	48	3	666
Total at December 31, 2020	$72,867	$13	$8,895	$111	$81,638
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(4)Excludes amounts reclassified as HFS.
(5)Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments (see Note 2 Significant Accounting Policies – Investments).
The contractual maturities of AFS fixed maturities as of March 31, 2021 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
March 31, 2021
Contractual maturities:
Due in one year or less	$2,645	$2,665
Due in years two through five	16,460	17,279
Due in years six through ten	19,385	20,464
Due after ten years	28,930	30,402
Subtotal	67,420	70,810
Residential mortgage-backed	119	130
Asset-backed	4,653	4,679
Commercial mortgage-backed	1,482	1,490
Redeemable preferred stock	41	52
Total at March 31, 2021	$73,715	$77,161

The following table shows proceeds from sales, gross gains (losses) from sales and credit losses for AFS fixed maturities for the three months ended March 31, 2021 and 2020:
Proceeds from Sales, Gross Gains (Losses) from Sales and Credit Losses for AFS Fixed Maturities

	Three Months Ended March 31,
	2021	2020
	(in millions)
Proceeds from sales	$7,209	$1,820
Gross gains on sales	$291	$70
Gross losses on sales	$(116)	$(6)

Credit losses	$(6)	$(2)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts.
AFS Fixed Maturities - Credit Loss Impairments

	Three Months Ended March 31,
	2021	2020
	(in millions)
Balance, beginning of period	$32	$21
Previously recognized impairments on securities that matured, paid, prepaid or sold	—	—
Recognized impairments on securities impaired to fair value this period (1)	—	—
Credit losses recognized this period on securities for which credit losses were not previously recognized	2	2
Additional credit losses this period on securities previously impaired	4	—
Increases due to passage of time on previously recorded credit losses	—	—
Accretion of previously recognized impairments due to increases in expected cash flows (for OTTI securities 2019 and prior)	—	—
Balance at March 31,	$38	$23
______________
(1)Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.
The tables that follow below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI.
Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2021	$8,811	$(1,548)	$(1,065)	$(1,302)	$4,896
Net investment gains (losses) arising during the period	(5,129)	—	—	—	(5,129)
Reclassification adjustment:
Included in Net income (loss)	(175)	—	—	—	(175)
Excluded from Net income (loss)	—	—	—	—	—
Other (1)	(33)	—	—	—	(33)
Impact of net unrealized investment gains (losses)	—	599	757	836	2,192
Net unrealized investment gains (losses) excluding credit losses	3,474	(949)	(308)	(466)	1,751
Net unrealized investment gains (losses) with credit losses	(8)	2	1	1	(4)
Balance, March 31, 2021	$3,466	$(947)	$(307)	$(465)	$1,747

Balance, January 1, 2020	$3,453	$(894)	$(189)	$(497)	$1,873
Net investment gains (losses) arising during the period	1,922	—	—	—	1,922
Reclassification adjustment:
Included in Net income (loss)	(62)	—	—	—	(62)
Excluded from Net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	(28)	(165)	(351)	(544)
Net unrealized investment gains (losses) excluding credit losses	5,313	(922)	(354)	(848)	3,189

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Net unrealized investment gains (losses) with credit losses	(7)	1	1	1	(4)
Balance, March 31, 2020	$5,306	$(921)	$(353)	$(847)	$3,185
______________
(1) Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments (see Note 2 Significant Accounting Policies – Investments).
The following tables disclose the fair values and gross unrealized losses of the 1,663 issues as of March 31, 2021 and the 565 issues as of December 31, 2020 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated.
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
March 31, 2021: (1)
Fixed Maturities:
Corporate	$12,951	$611	$468	$30	$13,419	$641
U.S. Treasury, government and agency	5,043	175	—	—	5,043	175
States and political subdivisions	117	7	—	—	117	7
Foreign governments	424	35	29	4	453	39
Asset-backed	649	2	17	—	666	2
Commercial mortgage-backed	778	18	—	—	778	18
Redeemable preferred stock (2)	—	—	—	—	—	—
Total at March 31, 2021	$19,962	$848	$514	$34	$20,476	$882

December 31, 2020: (1)
Fixed Maturities:
Corporate	$2,990	$53	$337	$33	$3,327	$86
U.S. Treasury, government and agency	885	5	—	—	885	5
Foreign governments	153	2	21	4	174	6
Asset-backed	809	4	76	1	885	5
Redeemable preferred stock	53	1	11	2	64	3
Total at December 31, 2020	$4,890	$65	$445	$40	$5,335	$105
______________
(1)Excludes amounts reclassified as HFS.
(2)Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments (see Note 2 Significant Accounting Policies – Investments).
The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.7% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of March 31, 2021 and December 31, 2020 were $368 million and $391 million, respectively, representing 3.0% and 2.3% of the consolidated equity of the Company.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of March 31, 2021 and December 31, 2020, respectively, approximately $2.6 billion and $2.5 billion, or 3.6% and 3.4%, of the $73.7 billion and $72.9 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $49 million and $49 million as of March 31, 2021 and December 31, 2020, respectively.
As of March 31, 2021 and December 31, 2020, respectively, the $34 million and $40 million of gross unrealized losses of twelve months or more were primarily concentrated in corporate securities. In accordance with the policy described in Note 2, the Company concluded that an adjustment to allowance for credit losses for these securities was not warranted at either March 31, 2021 or December 31, 2020. As of March 31, 2021 and December 31, 2020, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of March 31, 2021, the Company determined that the unrealized loss was primarily due to increases in credit spreads and changes in credit ratings.
Mortgage Loans on Real Estate
Accrued interest receivable on commercial and agricultural mortgage loans as of March 31, 2021 was $30 million and $29 million, respectively. There was no accrued interest written off for commercial and agricultural mortgage loans for the three months ended March 31, 2021.
As of March 31, 2021, the Company had no loans for which foreclosure was probable included within the individually assessed mortgage loans, and accordingly had no associated allowance for credit losses.
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial mortgage loans and agricultural mortgage loans during the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Allowance for credit losses on mortgage loans:
Commercial mortgages:
Balance, beginning of period	$77	$33
Current-period provision for expected credit losses	(7)	11
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	(1)
Net change in allowance	(7)	10
Balance, end of period	$70	$43

Agricultural mortgages:
Balance, beginning of period	$4	$3
Current-period provision for expected credit losses	—	—
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Net change in allowance	—	—
Balance, end of period	$4	$3

Total allowance for credit losses	$74	$46

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The change in the allowance for credit losses is attributable to:
•increases/decreases in the loan balance due to new originations, maturing mortgages, and loan amortization;
•changes in credit quality; and
•changes in market assumptions primarily related to COVID-19 driven economic changes.
Credit Quality Information
The following tables summarize the Company’s mortgage loans segregated by risk rating exposure as of March 31, 2021 and December 31, 2020.

LTV Ratios (1)

	March 31, 2021
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Mortgage loans:
Commercial:
0% - 50%	$—	$—	$—	$—	$324	$789	$1,113
50% - 70%	313	1,294	364	803	657	3,681	7,112
70% - 90%	—	321	456	452	220	668	2,117
90% plus	—	—	—	12	5	290	307
Total commercial	$313	$1,615	$820	$1,267	$1,206	$5,428	$10,649

Agricultural:
0% - 50%	$51	$218	$131	$152	$140	$853	$1,545
50% - 70%	41	275	120	158	101	444	1,139
70% - 90%	—	—	—	3	—	18	21
90% plus	—	—	—	—	—	—	—
Total agricultural	$92	$493	$251	$313	$241	$1,315	$2,705
Total mortgage loans:
0% - 50%	$51	$218	$131	$152	$464	$1,642	$2,658
50% - 70%	354	1,569	484	961	758	4,125	8,251
70% - 90%	—	321	456	455	220	686	2,138
90% plus	—	—	—	12	5	290	307
Total mortgage loans	$405	$2,108	$1,071	$1,580	$1,447	$6,743	$13,354

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Debt Service Coverage Ratios (2)

	March 31, 2021
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Mortgage loans:
Commercial:
Greater than 2.0x	$226	$1,230	$492	$772	$268	$3,336	$6,324
1.8x to 2.0x	—	227	90	118	378	438	1,251
1.5x to 1.8x	—	98	138	187	424	758	1,605
1.2x to 1.5x	—	60	56	154	81	699	1,050
1.0x to 1.2x	87	—	44	—	—	124	255
Less than 1.0x	—	—	—	36	55	73	164
Total commercial	$313	$1,615	$820	$1,267	$1,206	$5,428	$10,649

Agricultural:
Greater than 2.0x	$11	$67	$26	$24	$34	$233	$395
1.8x to 2.0x	19	37	31	24	15	94	220
1.5x to 1.8x	25	117	33	39	43	249	506
1.2x to 1.5x	22	182	118	124	82	428	956
1.0x to 1.2x	15	86	34	91	66	267	559
Less than 1.0x	—	4	9	11	1	44	69
Total agricultural	$92	$493	$251	$313	$241	$1,315	$2,705
Total mortgage loans:
Greater than 2.0x	$237	$1,297	$518	$796	$302	$3,569	$6,719
1.8x to 2.0x	19	264	121	142	393	532	1,471
1.5x to 1.8x	25	215	171	226	467	1,007	2,111
1.2x to 1.5x	22	242	174	278	163	1,127	2,006
1.0x to 1.2x	102	86	78	91	66	391	814
Less than 1.0x	—	4	9	47	56	117	233
Total mortgage loans	$405	$2,108	$1,071	$1,580	$1,447	$6,743	$13,354
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

Agricultural:
Greater than 2.0x	$67	$26	$36	$38	$71	$167	$405
1.8x to 2.0x	38	35	14	15	20	82	204
1.5x to 1.8x	117	38	41	45	52	209	502
1.2x to 1.5x	183	120	141	90	142	313	989
1.0x to 1.2x	86	35	93	70	57	233	574
Less than 1.0x	4	10	8	1	18	17	58
Total agricultural	$495	$264	$333	$259	$360	$1,021	$2,732
Total mortgage loans:
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
The following tables provide information relating to the LTV and DSC ratios for commercial and agricultural mortgage loans as of March 31, 2021 and December 31, 2020. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Mortgage Loans by LTV and DSC Ratios

	DSC Ratio (2) (3)
LTV Ratio (1) (3):	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total
	(in millions)
March 31, 2021:
Mortgage loans:
Commercial:
0% - 50%	$953	$—	$160	$—	$—	$—	$1,113
50% - 70%	4,370	877	1,156	597	112	—	7,112
70% - 90%	844	374	289	376	143	91	2,117
90% plus	157	—	—	77	—	73	307
Total commercial	$6,324	$1,251	$1,605	$1,050	$255	$164	$10,649

Agricultural:
0% - 50%	$297	$99	$301	$510	$300	$38	$1,545
50% - 70%	98	119	205	446	259	12	1,139
70% - 90%	—	2	—	—	—	19	21
90% plus	—	—	—	—	—	—	—
Total agricultural	$395	$220	$506	$956	$559	$69	$2,705

Total mortgage loans:
0% - 50%	$1,250	$99	$461	$510	$300	$38	$2,658
50% - 70%	4,468	996	1,361	1,043	371	12	8,251
70% - 90%	844	376	289	376	143	110	2,138
90% plus	157	—	—	77	—	73	307
Total mortgage loans	$6,719	$1,471	$2,111	$2,006	$814	$233	$13,354

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	DSC Ratio (2) (3)
LTV Ratio (1) (3):	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total
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
Past-Due and Nonaccrual Mortgage Loan Status
The following table provides information relating to the aging analysis of past-due mortgage loans as of March 31, 2021 and December 31, 2020, respectively.
Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
March 31, 2021:
Mortgage loans:
Commercial	$—	$—	$—	$—	$10,649	$10,649	$—	$10,649	$—	$—
Agricultural	10	4	80	94	2,611	2,705	—	2,705	—	—
Total	$10	$4	$80	$94	$13,260	$13,354	$—	$13,354	$—	$—

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

December 31, 2020:
Mortgage loans:
Commercial	$162	$—	$—	$162	$10,346	$10,508	$—	$10,508	$—	$—
Agricultural	76	7	29	112	2,620	2,732	—	2,732	—	—
Total	$238	$7	$29	$274	$12,966	$13,240	$—	$13,240	$—	$—
_______________
(1) Amounts presented at amortized cost basis.
As of March 31, 2021 and December 31, 2020, the carrying values of problem mortgage loans that had been classified as non-accrual loans were $0 million and $0 million, respectively.
Troubled Debt Restructuring
There were no mortgage loan on real estate or fixed maturities accounted for as a TDR during the three months ended March 31, 2021 and 2020.
Equity Securities
The table below presents a breakdown of unrealized and realized gains and (losses) on equity securities during the three months ended March 31, 2021.
Unrealized and Realized Gains (Losses) from Equity Securities (1)

Three Months Ended March 31,
2021
(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$19
Net investment gains (losses) recognized on securities sold during the period	(6)
Unrealized and realized gains (losses) on equity securities	$13
______________
(1) Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments (see Note 2 Significant Accounting Policies – Investments)
Trading Securities
As of March 31, 2021 and December 31, 2020, respectively, the fair value of the Company’s trading securities was $4.8 billion and $5.6 billion. As of March 31, 2021 and December 31, 2020, respectively, trading securities included the General Account’s investment in Separate Accounts which had carrying values of $42 million and $44 million.
The table below shows a breakdown of net investment income (loss) from trading securities during the three months ended March 31, 2021 and 2020.
Net Investment Income (Loss) from Trading Securities

	Three Months Ended March 31,
	2021	2020
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(70)	$(186)
Net investment gains (losses) recognized on securities sold during the period	29	4
Unrealized and realized gains (losses) on trading securities	(41)	(182)
Interest and dividend income from trading securities	38	51
Net investment income (loss) from trading securities	$(3)	$(131)

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
The Company manages its credit exposure taking into consideration both cash and derivatives based positions and selects the reference entities in its replicated credit exposures in a manner consistent with its selection of fixed maturities. In addition, the Company generally transacts the sale of CDS in single name reference entities of investment grade credit quality and with counterparties subject to collateral posting requirements. If there is an event of default by the reference entity or other such credit event as defined under the terms of the swap contract, the Company is obligated to perform under the credit derivative and, at its option, either pay the referenced amount of the contract less an auction-determined recovery amount or pay the referenced amount of the contract and receive in return the defaulted or similar security of the reference entity for recovery by sale at the contract settlement auction. The Company purchased CDS to mitigate its exposure to a reference entity through cash positions. These positions do not replicate credit spreads.
To date, there have been no events of default or circumstances indicative of a deterioration in the credit quality of the named referenced entities to require or suggest that the Company will have to perform under the CDS that it sold. The maximum potential amount of future payments the Company could be required to make under the credit derivatives sold is limited to the par value of the referenced securities which is the dollar or euro-equivalent of the derivative’s notional amount. The Standard North American CDS Contract or Standard European Corporate Contract under which the Company executes these CDS sales transactions does not contain recourse provisions for recovery of amounts paid under the credit derivative.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Derivative Instruments by Category

	March 31, 2021			Three Months Ended March 31, 2021
		Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivative Gains (Losses) (2)
	(in millions)
Derivative instruments:
Freestanding derivatives (1):
Equity contracts:
Futures	$5,397	$2	$1	$(288)
Swaps	19,308	5	3	(1,271)
Options	43,207	9,764	4,246	1,145
Interest rate contracts:
Swaps	13,980	3	2,144	(2,915)
Futures	15,096	—	—	(949)
Swaptions	—	—	—	—
Credit contracts:
Credit default swaps	1,129	18	12	—
Other freestanding contracts:
Foreign currency contracts	576	9	9	1
Margin	—	58	—	—
Collateral	—	1,605	3,882	—

Embedded derivatives:
GMIB reinsurance contracts (3)	—	1,907	—	(578)
GMxB derivative features liability (4) (6) (7)	—	—	7,824	3,408
SCS, SIO, MSO and IUL indexed features (5)	—	—	5,297	(1,145)
Total derivative instruments	$98,693	$13,371	$23,418

Net derivative gains (losses)				$(2,592)
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
(7)Excludes a $46 million settlement fee on CS Life reinsurance contract.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Derivative Instruments by Category

	December 31, 2020			Three Months Ended March 31, 2020
		Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivative Gains (Losses) (2)
	(in millions)
Derivative instruments:
Freestanding derivatives (1):
Equity contracts:
Futures	$4,881	$—	$2	$220
Swaps	22,456	6	2	3,778
Options	35,848	8,396	3,726	(3,851)
Interest rate contracts:
Swaps	23,834	553	656	3,578
Futures	18,571	—	—	1,988
Swaptions	—	—	—	9
Credit contracts:
Credit default swaps	1,087	19	14	(1)
Other freestanding contracts:
Foreign currency contracts	411	9	9	(2)
Margin	—	49	66	—
Collateral	—	212	3,839	—

Embedded derivatives:
GMIB reinsurance contracts (3)	—	2,488	—	726
GMxB derivative features liability (4) (6)	—	—	11,131	(1,199)
SCS, SIO, MSO and IUL indexed features (5)	—	—	4,509	4,154
Total derivative instruments	$107,088	$11,732	$23,954

Net derivative gains (losses)				$9,400
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
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts as of March 31, 2021 and December 31, 2020 are exchange-traded and net settled daily in cash. As of March 31, 2021 and December 31, 2020, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $248 million and $307 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $125 million and $264 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and EAFE indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $29 million and $35 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of March 31, 2021 and December 31, 2020, respectively, the Company held $3.9 billion and $3.8 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $1.6 billion and $212 million as of March 31, 2021 and December 31, 2020, respectively, in the normal operation of its collateral arrangements.
The following tables presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments as of March 31, 2021 and December 31, 2020:
Offsetting of Financial Assets and Liabilities and Derivative Instruments

As of March 31, 2021

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (3)	Net Amount
	(in millions)
Assets:
Derivative assets (1)	$11,463	$10,272	$1,191	$—	$1,191
Other financial assets	1,722	—	1,722	—	1,722
Other invested assets	$13,185	$10,272	$2,913	$—	$2,913

Liabilities:
Derivative liabilities (2)	$10,296	$10,272	$24	$—	$24
Other financial liabilities	3,966	—	3,966	—	3,966
Other liabilities	$14,262	$10,272	$3,990	$—	$3,990
______________
(1)Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.
(2)Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.
(3)Financial instruments sent (held).
As of December 31, 2020

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (3)	Net Amount
	(in millions)
Assets:
Derivative assets (1)	$9,244	$8,249	$995	$(53)	$942
Other financial instruments	1,733	—	1,733	—	1,733
Other invested assets	$10,977	$8,249	$2,728	$(53)	$2,675

Liabilities:
Derivative liabilities (2)	$8,261	$8,249	$12	$—	$12
Other financial liabilities	3,674	—	3,674	—	3,674
Other liabilities	$11,935	$8,249	$3,686	$—	$3,686
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Assets allocated to the Closed Block inure solely to the benefit of the Closed Block policyholders and will not revert to the benefit of the Company. No reallocation, transfer, borrowing or lending of assets can be made between the Closed Block and other portions of the Company’s General Account, any of its Separate Accounts or any affiliate of the Company without the approval of the New York State Department of Financial Services (the “NYDFS”). Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the General Account. For more information on the Closed Block, see Note 6 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020.
Summarized financial information for the Company’s Closed Block is as follows:

	March 31, 2021	December 31, 2020
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$6,133	$6,201
Policyholder dividend obligation	28	160
Other liabilities	63	39
Total Closed Block liabilities	6,224	6,400

Assets Designated to the Closed Block:
Fixed maturities AFS, at fair value (amortized cost of $3,381 and $3,359) (allowance for credit losses of $0)	3,623	3,718
Mortgage loans on real estate (net of allowance for credit losses of $6 and $6)	1,761	1,773
Policy loans	636	648
Cash and other invested assets	19	28
Other assets	128	169
Total assets designated to the Closed Block	6,167	6,336

Excess of Closed Block liabilities over assets designated to the Closed Block	57	64
Amounts included in AOCI:
Net unrealized investment gains (losses), net of policyholders’ dividend obligation: $28 and $160; and net of income tax: $(45) and $(42)	179	167
Maximum future earnings to be recognized from Closed Block assets and liabilities	$236	$231

The Company’s Closed Block revenues and expenses were as follows:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Revenues:
Premiums and other income	$39	$42
Net investment income (loss)	60	66
Investment gains (losses), net	—	—
Total revenues	99	108

Benefits and Other Deductions:
Policyholders’ benefits and dividends	106	103
Other operating costs and expenses	1	—
Total benefits and other deductions	107	103
Net income (loss), before income taxes	(8)	5
Income tax (expense) benefit	(1)	—
Net income (loss)	$(9)	$5

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
A reconciliation of the Company’s policyholder dividend obligation follows:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Balance, beginning of year	$160	$2
Unrealized investment gains (losses)	(132)	—
Balance, end of year	$28	$2

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
Change in Liability for Variable Annuity Contracts with GMDB and GMIB Features and No NLG Feature
Three Months Ended March 31, 2021 and 2020

	GMDB			GMIB
	Direct	Assumed	Ceded	Direct	Assumed	Ceded
	(in millions)
Balance, January 1, 2021	$5,097	$72	$(88)	$6,026	$196	$(2,488)
Paid guarantee benefits	(133)	(6)	3	(92)	(52)	14
Other changes in reserve	122	6	1	32	—	567
Balance, March 31, 2021	$5,086	$72	$(84)	$5,966	$144	$(1,907)

Balance, January 1, 2020	$4,780	$76	$(104)	$4,673	$187	$(2,139)
Paid guarantee benefits	(111)	(6)	5	(74)	(1)	20
Other changes in reserve	377	2	(11)	1,675	33	(706)
Balance, March 31, 2020	$5,046	$72	$(110)	$6,274	$219	$(2,825)

Liabilities for Embedded and Freestanding Insurance Related Derivatives
The liability for the GMxB derivative features, the liability for SCS, SIO, MSO and IUL indexed features and the asset and liability for the GMIB reinsurance contracts are considered embedded or freestanding insurance derivatives and are reported at fair value. For the fair value of the assets and liabilities associated with these embedded or freestanding insurance derivatives, see Note 7 Fair Value Disclosures.
Account Values and Net Amount at Risk
Account Values and NAR for direct and assumed variable annuity contracts in force with GMDB and GMIB features as of March 31, 2021 are presented in the following tables by guarantee type. For contracts with the GMDB feature, the NAR in the event of death is the amount by which the GMDB feature exceeds the related Account Values. For contracts with the GMIB feature, the NAR in the event of annuitization is the amount by which the present value of the GMIB benefits exceed the related Account Values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB features may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Direct Variable Annuity Contracts with GMDB and GMIB Features as of March 31, 2021

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rate)
Variable annuity contracts with GMDB features
Account Values invested in:
General Account	$15,647	$86	$53	$164	$15,950
Separate Accounts	55,738	9,713	3,350	34,329	103,130
Total Account Values	$71,385	$9,799	$3,403	$34,493	$119,080

NAR, gross	$96	$35	$1,509	$16,402	$18,042
NAR, net of amounts reinsured	$96	$33	$1,057	$16,402	$17,588

Average attained age of policyholders (in years)	51.4	68.5	75.0	70.4	55.3
Percentage of policyholders over age 70	11.4%	49.1%	70.8%	55.0%	20.4%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

Variable annuity contracts with GMIB features
Account Values invested in:
General Account	$—	$—	$16	$212	$228
Separate Accounts	—	—	25,457	36,802	62,259
Total Account Values	$—	$—	$25,473	$37,014	$62,487

NAR, gross	$—	$—	$680	$8,598	$9,278
NAR, net of amounts reinsured	$—	$—	$219	$7,835	$8,054

Average attained age of policyholders (in years)	N/A	N/A	64.4	70.3	68.1
Weighted average years remaining until annuitization	N/A	N/A	5.6	0.6	2.4
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

Assumed Variable Annuity Contracts with GMDB and GMIB Features as of March 31, 2021

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rates)
Variable annuity contracts with GMDB features
Reinsured Account Values	$975	$5,294	$261	$1,164	$7,694
Net Amount at Risk assumed	$3	$202	$12	$103	$320

Average attained age of policyholders (in years)	68	73	78	76	73
Percentage of policyholders over age 70	45.7%	66.0%	80.4%	77.2%	65.6%
Range of contractually specified interest rates (1)	N/A	N/A	3%-10%	5%-10%	3%-10%

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rates)

Variable annuity contracts with GMIB features
Reinsured Account Values	$966	$45	$229	$1,198	$2,438
Net Amount at Risk assumed	$1	$—	$19	$222	$242

Average attained age of policyholders (in years)	72	75	72	70	71
Percentage of policyholders over age 70	65.0%	63.5%	61.3%	55.0%	59.7%
Range of contractually specified interest rates	N/A	N/A	3.3%-6.5%	6%-6%	3.3%-6.5%
______________
(1)In general, for policies with the highest contractual interest rate shown (10%), the rate applied only for the first 10 years after issue, which has now elapsed.
For more information about the reinsurance programs of the Company’s GMDB and GMIB exposure, see “Reinsurance” in Note 11 of the 2020 Form 10-K.
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
Investment in Variable Insurance Trust Mutual Funds

	March 31, 2021		December 31, 2020
Mutual Fund Type	GMDB	GMIB	GMDB	GMIB
	(in millions)
Equity	$48,656	$19,246	$46,850	$18,771
Fixed income	5,362	2,584	5,506	2,701
Balanced	48,016	40,157	47,053	39,439
Other	1,096	272	1,111	275
Total	$103,130	$62,259	$100,520	$61,186

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

	Direct Liability (1)
	Three Months Ended March 31,
	2021	2020
	(in millions)
Beginning balance	$1,022	$898
Paid guarantee benefits	(15)	(13)
Other changes in reserves	43	39
Ending balance	$1,050	$924
_____________
(1)There were no amounts of reinsurance ceded in any period presented.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
the Company either will request brokers knowledgeable about these securities to provide a non-binding quote or will employ internal valuation models. Fair values received from independent valuation service providers and brokers and those internally modeled or otherwise estimated are assessed for reasonableness.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. As of March 31, 2021 and December 31, 2020, the Company recognized impairment adjustments and impairment losses, respectively, to adjust the carrying value of held-for-sale asset and liabilities to their fair value less cost to sell. The value is measured on a nonrecurring basis and categorized within Level 3 of the fair value hierarchy. The fair value was determined using a market approach, estimated based on the negotiated value of the asset and liabilities. See Note 15 of the Notes to Consolidated Financial Statements for additional details of the Held-for-Sale assets and liabilities.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.
Fair Value Measurements as of March 31, 2021 (1)

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments
Fixed maturities, AFS:
Corporate (2)	$—	$51,837	$1,255	$53,092
U.S. Treasury, government and agency	—	16,004	—	16,004
States and political subdivisions	—	602	38	640
Foreign governments	—	1,074	—	1,074
Residential mortgage-backed (3)	—	130	—	130
Asset-backed (4)	—	4,614	65	4,679
Commercial mortgage-backed	—	1,486	4	1,490
Redeemable preferred stock	—	52	—	52
Total fixed maturities, AFS	—	75,799	1,362	77,161
Fixed maturities, at fair value using the fair value option	—	703	141	844
Other equity investments	402	394	74	870
Trading securities	300	4,482	39	4,821
Other invested assets:
Short-term investments	—	87	—	87
Assets of consolidated VIEs/VOEs	53	260	11	324
Swaps	—	(2,139)	—	(2,139)
Credit default swaps	—	6	—	6
Futures	1	—	—	1
Options	—	5,518	—	5,518
Total other invested assets	54	3,732	11	3,797
Cash equivalents	4,308	1,054	—	5,362
Segregated securities	—	1,413	—	1,413
GMIB reinsurance contracts asset	—	—	1,907	1,907
Separate Accounts assets (5)	136,830	2,398	—	139,228

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Level 1	Level 2	Level 3	Total
	(in millions)
Total Assets	$141,894	$89,975	$3,534	$235,403

Liabilities
Notes issued by consolidated VIE’s, at fair value using the fair value option (6)	$—	$506	$—	$506
GMxB derivative features’ liability	—	—	7,824	7,824
SCS, SIO, MSO and IUL indexed features’ liability	—	5,297	—	5,297
Liabilities of consolidated VIEs and VOEs	14	6	—	20
Contingent payment arrangements	—	—	36	36
Total Liabilities	$14	$5,809	$7,860	$13,683
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
(5)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate. As of March 31, 2021, the fair value of such investments was $365 million.
(6)Includes CLO short-term debt of $185 million, which is inclusive as fair valued within Notes issued by consolidated VIE’s, at fair value using the fair value option Accrued interest payable of $2 million is reported in Notes issued by consolidated VIE’s, at fair value using the fair value option in the consolidated balance sheets, which is not required to be measured at fair value on a recurring basis.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Fair Value Measurements as of December 31, 2020 (1)

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments
Fixed maturities, AFS:
Corporate (2)	$—	$56,457	$1,702	$58,159
U.S. Treasury, government and agency	—	16,118	—	16,118
States and political subdivisions	—	596	39	635
Foreign governments	—	1,103	—	1,103
Residential mortgage-backed (3)	—	143	—	143
Asset-backed (4)	—	3,591	20	3,611
Commercial mortgage-backed (3)	—	1,203	—	1,203
Redeemable preferred stock	404	262	—	666
Total fixed maturities, AFS	404	79,473	1,761	81,638
Fixed maturities, at fair value using the fair value option	—	309	80	389
Other equity investments	13	—	71	84
Trading securities	441	5,073	39	5,553
Other invested assets:
Short-term investments	—	101	1	102
Assets of consolidated VIEs/VOEs	74	231	13	318
Swaps	—	(99)	—	(99)
Credit default swaps	—	5	—	5
Futures	(2)	—	—	(2)
Options	—	4,670	—	4,670
Swaptions	—	—	—	—
Total other invested assets	72	4,908	14	4,994
Cash equivalents	4,309	297	—	4,606
Segregated securities	—	1,753	—	1,753
GMIB reinsurance contracts asset	—	—	2,488	2,488
Separate Accounts assets (5)	132,698	2,674	1	135,373
Total Assets	$137,937	$94,487	$4,454	$236,878

Liabilities
Notes issued by consolidated VIE’s, at fair value using the fair value option (6)	$—	$312	$—	$312
GMxB derivative features’ liability	—	—	11,131	11,131
SCS, SIO, MSO and IUL indexed features’ liability	—	4,509	—	4,509
Liabilities of consolidated VIEs and VOEs	2	6	—	8
Contingent payment arrangements	—	—	28	28
Total Liabilities	$2	$4,827	$11,159	$15,988
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
Notes issued by consolidated VIE’s, at fair value using the fair value option
These notes are based on the fair values of corresponding fixed maturity collateral. The CLO liabilities are also reduced by the fair value of the beneficial interests the Company retains in the CLO and the carrying value of any beneficial interests that represent compensation for services. As the notes are valued based on the reference collateral, they are classified as Level 2 or 3. See “Fair Value Option” below for additional information.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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
Certain Company products, such as the SCS, EQUI-VEST variable annuity products, IUL and the MSO fund available in some life contracts, offer investment options which permit the contract owner to participate in the performance of an index, ETF or commodity price. These investment options, which depending on the product and on the index selected, can currently have one, three, five or six year terms, provide for participation in the performance of specified indices, ETF or commodity price movement up to a segment-specific declared maximum rate. Under certain conditions that vary by product, e.g., holding these segments for the full term, these segments also shield policyholders from some or all negative investment performance associated with these indices, ETF or commodity prices. These investment options have defined formulaic liability amounts, and the current values of the option component of these segment reserves are accounted for as Level 2 embedded derivatives. The fair values of these embedded derivatives are based on data obtained from independent valuation service providers.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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
After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $91 million and $102 million as of March 31, 2021 and December 31, 2020, respectively, to recognize incremental counterparty non-performance risk and reduced the fair value of its GMIB reinsurance contract liabilities by $15 million and $19 million as of March 31, 2021 and December 31, 2020, respectively, to recognize its own incremental non-performance risk.
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
Transfers of Financial Instruments Between Levels 2 and 3
During the three months ended March 31, 2021, AFS fixed maturities with fair values of $549 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $2 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 4.5% of total equity as of March 31, 2021.
During the three months ended March 31, 2020, AFS fixed maturities with fair values of $126 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $0 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.6% of total equity as of March 31, 2020.
The tables below present reconciliations for all Level 3 assets and liabilities for the three months ended March 31, 2021 and 2020, respectively.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Level 3 Instruments - Fair Value Measurements

	Corporate	State and Political Subdivisions	Asset-backed	Redeemable Preferred Stock	CMBS	Fixed maturities, at FVO (2)
	(in millions)
Balance, January 1, 2021	$1,702	$39	$20	$—	$—	$80
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1	—	—	—	—	3
Investment gains (losses), net	(6)	—	—	—	—	—
Subtotal	(5)	—	—	—	—	3
Other comprehensive income (loss)	9	(1)	—	—	—
Purchases	165	—	50	—	4	88
Sales	(69)	—	(5)	—	—	(8)
Transfers into Level 3 (1)	2	—	—	—	—	7
Transfers out of Level 3 (1)	(549)	—	—	—	—	(28)
Balance, March 31, 2021	$1,255	$38	$65	$—	$4	$142

Balance, January 1, 2020	$1,257	$39	$100	$—	$—	$—
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1	—	—	—	—	—
Investment gains (losses), net	(2)	—	—	—	—	—
Subtotal	(1)	—	—	—	—	—
Other comprehensive income (loss)	(61)	(3)	(8)	—	—	—
Purchases	61	—	48	—	—	—
Sales	(45)	—	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—	—
Transfers out of Level 3 (1)	(26)	—	(100)	—	—	—
Balance, March 31, 2020	$1,185	$36	$40	$—	$—	$—
_____________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2) Fixed maturities, at fair value using the fair value option.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Other Equity Investments	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability	Contingent Payment Arrangement
	(in millions)
Balance, January 1, 2021	$124	$2,488	$1	$(11,131)	$(28)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), net	1	—	—	—	—
Net derivative gains (losses) (1) (7)	—	(578)	—	3,408	—
Total realized and unrealized gains (losses)	1	(578)	—	3,408	—
Other comprehensive income (loss)	—	—	—	—	—
Purchases (2)	2	11	—	(119)	(7)
Sales (3)	(2)	(14)	—	18	—
Settlements (4)	—	—	—	—	—
Change in estimate (5)	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	(2)	—	—	—	(1)
Transfers into Level 3 (6)	—	—	—	—	—
Transfers out of Level 3 (6)	—	—	(1)	—	—
Balance, March 31, 2021	$123	$1,907	$—	$(7,824)	$(36)

Balance, January 1, 2020	$150	$2,139	$—	$(8,502)	$(23)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), net	7	—	—	—	—
Net derivative gains (losses)	—	726	—	(1,199)	—
Total realized and unrealized gains (losses)	7	726	—	(1,199)	—
Other comprehensive income (loss)	(7)	—	—	—	—
Purchases (2)	2	10	—	(111)	—
Sales (3)	(11)	(20)	—	14	—
Settlements (4)	—	—	—	—	—
Change in estimate	—	(32)	—	—	—
Activity related to consolidated VIEs/VOEs	(1)	—	—	—	(1)
Transfers into Level 3 (6)	—	—	—	—	—
Transfers out of Level 3 (6)	—	—	—	—	—
Balance, March 31, 2020	$140	$2,823	$—	$(9,798)	$(24)

______________
(1)The Company’s non-performance risk impact of $79 million for the GMxB Derivative Features Liability and $(15) million for the GMIB Reinsurance Contract Asset during the three months ended March 31, 2021, respectively, is recorded through Net derivative gains (losses).
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
(7)GMxB Derivative Features Liability excludes a $46 million settlement fee on CS Life reinsurance contract.
The table below details changes in unrealized gains (losses) for the three months ended March 31, 2021 and 2020 by category for Level 3 assets and liabilities still held as of March 31, 2021 and 2020, respectively.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Change in Unrealized Gains (Losses) for Level 3 Instruments

	Net Income (Loss)
	Net Derivative Gains (Losses)	OCI
	(in millions)
Held at March 31, 2021:
Change in unrealized gains (losses):
Fixed maturities, AFS
Corporate	$—	$9
State and political subdivisions	—	(1)
Asset-backed	—	—
Total fixed maturities, AFS	—	8
GMIB reinsurance contracts	(578)	—
Separate Account assets	—	—
GMxB derivative features liability	3,408	—
Total	$2,830	$8

Held at March 31, 2020:
Change in unrealized gains (losses):
Fixed maturities, AFS
Corporate	$—	$(61)
State and political subdivisions	—	(2)
Asset-backed	—	(8)
Total fixed maturities, AFS	—	(71)
GMIB reinsurance contracts	726	—
Separate Account assets	—	—
GMxB derivative features liability	(1,199)	—
Total	$(473)	$(71)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of March 31, 2021 and December 31, 2020, respectively.
Quantitative Information about Level 3 Fair Value Measurements as of March 31, 2021

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$40	Matrix pricing model	Spread over Benchmark	20 - 245 bps	150 bps
	771	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	4.0x - 32.3x 6.0% - 16.7% 1.6x -25.0x	11.4x 8.5% 6.7x
Other equity investments	2	Market comparable companies	Revenue multiple	9.6x - 17.2x	16.0x
	39	Discounted Cash Flow	Earnings multiple Discount factor Discount years	8.2x 10.0% 11
GMIB reinsurance contract asset	1,907	Discounted cash flow	Lapse rates Withdrawal Rates GMIB Utilization Rates Non-performance risk Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.6%-16% 0%-2% 0%-61% 52 - 88 bps 11%-28% 0.01%-0.18% 0.07%-0.54% 0.42%-42.20%	1.93% 0.89% 5.27% 56 bps 23.8% 2.94% (same for all ages) (same for all ages)
Liabilities:
AB Contingent Consideration Payable	36	Discounted cash flow	Expected revenue growth rates Discount rate	2.0% - 135.6% 1.9% - 20.0%	9.0% 10.8%

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
GMIBNLG	7,625	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 61 - 115	102.0 bps 1.1%-25.7% 0.4%-2% 0%-100% 0.01%-0.19% 0.06%-0.53% 0.41%-41.39%	3.44% 0.95% 5.18% 1.66% (same for all ages) (same for all ages)
Assumed GMIB Reinsurance Contracts	143	Discounted cash flow	Lapse rates Withdrawal Rates (Age 0-85) Withdrawal Rates (Age 86+) GMIB Utilization Rates Non-performance risk (bps) Volatility rates - Equity	1.1% - 11.1% 0.6% - 22.2% 1.1% - 100% 0% - 30% 66 - 129 11%-28%	1.93% 0.89% (same for all ages) 5.27% 99 bps 24%
GWBL/GMWB	134	Discounted cash flow	Lapse rates Withdrawal Rates Utilization Rates Volatility rates - Equity Non-performance risk	0.8%-16% 0%-8% 100% once starting 11%-28% 102.0 bps	1.93% 0.89% 24%
GIB	(76)	Discounted cash flow	Lapse rates Withdrawal Rates Utilization Rates Volatility rates - Equity Non-performance risk	0.8%-15.6% 0%-2% 0%-100% 11%-28% 102.0 bps	1.93% 0.89% 5.27% 24%
GMAB	(2)	Discounted cash flow	Lapse rates Volatility rates - Equity Non-performance risk	0.8%-16% 11%-28% 102.0 bps	1.93% 24%
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
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$34	Matrix pricing model	Spread over benchmark	45 - 195 bps	160 bps
	1,148	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	3.5x - 33.1x 5.6% - 28.4% 1.9x -25.0x	10.8x 8.6% 6.8x
Other equity investments	2	Market comparable companies	Revenue multiple	9.7x - 26.4x	18.5x
	39	Discounted cash flow	Earnings multiple Discounts factor Discount years	8.2x 10.0% 11

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
GMIB reinsurance contract asset	2,488	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	43 - 85 bps 0.6%-16% 0%-2% 0%-61% 7%-32% 0.01%-0.18% 0.07%-0.54% 0.42%-42.20%	50 bps 1.69% 0.91% 5.82% 24% 2.80% (same for all ages) (same for all ages)
Liabilities:
AB Contingent Consideration Payable	28	Discounted cash flow	Expected revenue growth rates Discount rate	0.7% - 50.0% 1.9% - 10.4%	4.9% 8.0%
GMIBNLG	10,713	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	96.0 bps 1.1%-25.7% 0.4%-2% 0%-100% 0.01%-0.19% 0.06%-0.53% 0.41%-41.39%	3.19% 0.93% 5.51% 1.56% (same for all ages) (same for all ages)
Assumed GMIB Reinsurance Contracts	195	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates (Age 0 - 85) Withdrawal rates (Age 86+) Utilization rates Volatility rates - Equity	60 - 133 1.1% - 11.1% 0.6% - 22.2% 1.1% - 100% 0% - 30% 7%-32%	99 bps 1.69% 0.91% (same for all ages) 5.82% 24%
GWBL/GMWB	190	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	96.0 bps 0.8%-16% 0%-8% 100% once starting 7%-32%	1.69% 0.91% 24%
GIB	31	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	96.0 bps 0.8%-15.6% 0%-2% 0%-100% 7%-32%	1.69% 0.91% 5.82% 24%
GMAB	2	Discounted cash flow	Non-performance risk Lapse rates Volatility rates - Equity	96.0 bps 0.8%-16% 7%-32%	1.69% 24%
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
Excluded from the tables above as of March 31, 2021 and December 31, 2020, respectively, are approximately $774 million and $743 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
discount rate. Generally, a significant increase (decrease) in the discount rate would result in significantly lower (higher) fair value measurements of these securities.
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above as of March 31, 2021 and December 31, 2020, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit risk transfer securities, and equipment financings. Included in the tables above as of March 31, 2021 and December 31, 2020, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
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
Carrying Value of Financial Instruments Not Otherwise Disclosed in Note 3 and Note 4
The carrying values and fair values as of March 31, 2021 and December 31, 2020 for financial instruments not otherwise disclosed in Note 3 and Note 4 are presented in the table below.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
March 31, 2021:
Mortgage loans on real estate	$13,280	$—	$—	$13,532	$13,532
Policy loans (1)	$4,091	$—	$—	$5,117	$5,117
Policyholders’ liabilities: Investment contracts (1)	$2,160	$—	$—	$2,280	$2,280
FHLB funding agreements	$10,223	$—	$10,284	$—	$10,284
FABN funding agreements	$3,132	$—	$3,087	$—	$3,087
Short-term and long-term debt (2)	$3,837	$—	$4,493	$—	$4,493
Separate Accounts liabilities	$10,658	$—	$—	$10,658	$10,658

December 31, 2020:
Mortgage loans on real estate	$13,159	$—	$—	$13,491	$13,491
Policy loans (1)	$4,118	$—	$—	$5,352	$5,352
Policyholders’ liabilities: Investment contracts (1)	$2,198	$—	$—	$2,416	$2,416
FHLB funding agreements	$6,897	$—	$6,990	$—	$6,990
FABN funding agreements	$1,939	$—	$1,971	$—	$1,971
Short-term and long-term debt	$4,115	$—	$5,065	$—	$5,065
Separate Accounts liabilities	$10,081	$—	$—	$10,081	$10,081
_____________
(1)Excludes amounts reclassified as HFS.
(2)Excludes CLO short-term debt of $185 million, which is inclusive as fair valued within Notes issued by consolidated VIE’s, at fair value using the fair value option.
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
8)    EMPLOYEE BENEFIT PLANS
Pension Plans
Holdings and Equitable Financial Retirement Plans
Holdings sponsors the MONY Life Retirement Income Security Plan for Employees and Equitable Financial sponsors the Equitable Retirement Plan (the “Equitable Financial QP”), both of which are frozen qualified defined benefit plans covering eligible employees and financial professionals. These pension plans are non-contributory, and their benefits are generally based on a cash balance formula and/or, for certain participants, years of service and average earnings over a specified period. Holdings and Equitable Financial also sponsor certain nonqualified defined benefit plans, including the Equitable Excess Retirement Plan, that provide retirement benefits in excess of the amount permitted under the tax law for the qualified plans. Holdings has assumed primary liability for both plans. Equitable Financial remains secondarily liable for its obligations under the Equitable Financial QP and and would recognize such liability in the event Holdings does not perform.
AB Retirement Plans
AB maintains a qualified, non-contributory, defined benefit retirement plan covering current and former employees who were employed by AB in the United States prior to October 2, 2000 (the “AB Plan”). Benefits under the AB Plan are based on years of credited service, average final base salary, and primary Social Security benefits.
Net Periodic Pension Expense
Components of net periodic pension expense for the Company’s plans were as follows:

	Three Months Ended March 31,
	2021	2020

Service cost	$2	$2
Interest cost	14	23
Expected return on assets	(38)	(37)
Prior Period Svc Cost Amortization	(1)	—
Actuarial (gain) loss	1	—
Net amortization	29	27
Impact of settlement	—	—
Net Periodic Pension Expense	$7	$15

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
9)    INCOME TAXES
Income tax expense for the three months ended March 31, 2021 and 2020 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
10)    EQUITY
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows:

	March 31, 2021			December 31, 2020
Series	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
Series A	32,000	32,000	32,000	32,000	32,000	32,000
Series B	20,000	20,000	20,000	20,000	20,000	20,000
Series C	12,000	12,000	12,000	—	—	—
Total	64,000	64,000	64,000	52,000	52,000	52,000

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

Dividends to Shareholders
Dividends declared per share were as follows for the periods indicated:

	Three months ended March 31,
	2021	2020
Series A dividends declared	$328	$394
Series B dividends declared	$—	$—
Series C dividends declared	$200	$—
Common Stock
Dividends declared per share of common stock were as follows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Dividends declared	$0.17	$0.15

Share Repurchase
On November 6, 2019, Holdings’ Board of Directors authorized a $400 million share repurchase program with an expiration date of December 31, 2020. On February 26, 2020, Holdings’ Board of Directors authorized an increase of $600 million to the capacity of this program as well as the extension of the term of the program until March 31, 2021. This program was exhausted in January 2021. On October 23, 2020, Holdings’ Board of Directors authorized an incremental $500 million of share repurchase in 2021, subject to the close of the Venerable Transaction. In addition, on February 17, 2021 Holdings announced that its Board of Directors had authorized a $1.0 billion share repurchase program. Under this program, Holdings may, from time to time, purchase up to $1.0 billion of its common stock but it is not obligated to purchase any particular number of shares. Repurchases may be effected in the open market, through

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
derivative, accelerated repurchase and other negotiated transactions and through prearranged trading plans complying with Rule 10b5-1(c) under the Exchange Act. As of March 31, 2021, Holdings had authorized capacity of approximately $701 million remaining in its share repurchase program, which is exclusive of the $500 million related to the Venerable Transaction.
Holdings repurchased a total of 14.5 million shares of its common stock at an average price of $29.71 per share through both open market repurchases and an ASR during the three months ended March 31, 2021.
During the three months ended March 31, 2021, Holdings repurchased 3.2 million shares of its common stock through open market repurchases.
In January 2021, Holdings entered into an ASR with a third-party financial institution to repurchase an aggregate of $170 million of Holdings’ common stock. The ASR terminated during the first quarter of 2021, for a total of 6.3 million shares delivered. Shares repurchased under the ASR were retired upon receipt resulting in a reduction of Holdings’ total issued shares as of March 31, 2021.

In March 2021, Holdings entered into an ASR with a third-party financial institution to repurchase an aggregate of $200 million of Holdings’ common stock. Pursuant to the ASR, Holdings made a prepayment of $200 million and received initial delivery of 4.9 million shares. The ASR is scheduled to terminate during the second quarter of 2021, at which time additional shares may be delivered or returned depending on the daily volume-weighted average price of Holdings’ common stock.
Accumulated Other Comprehensive Income (Loss)
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances as of March 31, 2021 and December 31, 2020 follow:

	March 31,	December 31,
	2021	2020
	(in millions)
Unrealized gains (losses) on investments	$1,644	$4,797
Defined benefit pension plans	(902)	(935)
Foreign currency translation adjustments	(40)	(34)
Total accumulated other comprehensive income (loss)	702	3,828
Less: Accumulated other comprehensive income (loss) attributable to noncontrolling interest	(38)	(35)
Accumulated other comprehensive income (loss) attributable to Holdings	$740	$3,863

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The components of OCI, net of taxes for the three months ended March 31, 2021 and 2020 follow:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$(4,059)	$1,513
(Gains) losses reclassified into net income (loss) during the period (1)	(164)	(47)
Net unrealized gains (losses) on investments	(4,223)	1,466
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	1,070	(36)
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $838 and $380)	(3,153)	1,430
Change in defined benefit plans:
Reclassification to Net income (loss) of amortization of net prior service credit included in net periodic cost	33	28
Change in defined benefit plans (net of deferred income tax expense (benefit) of $9 and $7)	33	28
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period	(6)	(21)
Foreign currency translation adjustment	(6)	(21)
Total other comprehensive income (loss), net of income taxes	(3,126)	1,437
Less: Other comprehensive income (loss) attributable to noncontrolling interest	(3)	(8)
Other comprehensive income (loss) attributable to Holdings	$(3,123)	$1,445
_______________
(1)See “Reclassification adjustments” in Note 3. Reclassification amounts presented net of income tax expense (benefit) of $44 million, and $12 million for the three months ended March 31, 2021 and 2020, respectively
Investment gains and losses reclassified from AOCI to net income (loss) primarily consist of realized gains (losses) on sales and credit losses of AFS securities and are included in total investment gains (losses), net on the consolidated statements of income (loss). Amounts reclassified from AOCI to net income (loss) as related to defined benefit plans primarily consist of amortization of net (gains) losses and net prior service cost (credit) recognized as a component of net periodic cost and reported in compensation and benefits in the consolidated statements of income (loss). Amounts presented in the table above are net of tax.
11)    REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests are presented in the table that follows:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Balance, beginning of period	$143	$365
Net earnings (loss) attributable to redeemable noncontrolling interests	—	(30)
Purchase/change of redeemable noncontrolling interests	(6)	(78)
Balance, end of period	$137	$257

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
12)    COMMITMENTS AND CONTINGENT LIABILITIES
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
For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of March 31, 2021, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $150 million.
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
In February 2016, a lawsuit was filed in the United States District Court for the Southern District of New York entitled Brach Family Foundation, Inc. v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action brought on behalf of all owners of UL policies subject to Equitable Financial’s COI rate increase. In early 2016, Equitable Financial raised COI rates for certain UL policies issued between 2004 and 2007, which had both issue ages 70 and above and a current face value amount of $1 million and above. A second putative class action was filed in Arizona in 2017 and consolidated with the Brach matter. The current consolidated amended class action complaint alleges the following claims: breach of contract; misrepresentations by Equitable Financial in violation of Section 4226 of the New York Insurance Law; violations of New York General Business Law Section 349; and violations of the California Unfair Competition Law, and the California Elder Abuse Statute. Plaintiffs seek: (a) compensatory damages, costs, and, pre- and post-judgment interest; (b) with respect to their claim concerning Section 4226, a penalty in the amount of premiums paid by the plaintiffs and the putative class; and (c) injunctive relief and attorneys’ fees in connection with their statutory claims. In August 2020, the federal district court issued a decision granting in part Brach Plaintiffs’ motion for class certification. The court certified nationwide breach of contract and Section 4226 classes, and a New York State Section 349 class. Equitable Financial has commenced settlement discussions with the Brach class action plaintiffs through a non-binding mediation process. No assurances can be given about the outcome of that mediation process. Separately, a substantial number of policy owners have opted out of the Brach class action and are not participating in that mediation process. Most have not yet filed suit. Others filed suit previously. They include five other federal actions challenging the COI rate increase that are also pending against Equitable Financial and have been coordinated with the Brach action for the purposes of pre-trial activities. They contain allegations similar to those in the Brach action as well as additional allegations for violations of various states’ consumer protection statutes and common law fraud. Two actions are also pending against Equitable Financial in New York state court. Equitable Financial is vigorously defending each of these matters.
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
Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. Equitable Financial has purchased FHLB stock of $472 million and pledged collateral with a carrying value of $6.7 billion as of March 31, 2021.
Funding agreements are reported in policyholders’ account balances in the consolidated balance sheets. For other instruments used for asset/liability and cash management purposes, see “Derivative and offsetting assets and liabilities” included in Note 4. The table below summarizes the Company’s activity of funding agreements with the FHLB.
Change in FHLB Funding Agreements during the Three Months Ended March 31, 2021

	Outstanding Balance at December 31, 2020	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at March 31, 2021
	(in millions)
Short-term funding agreements:
Due in one year or less	$5,634	$16,050	$12,724	$173	$—	$9,133
Long-term funding agreements:
Due in years two through five	722	—	—	(173)	—	549
Due in more than five years	534	—	—	—	—	534
Total long-term funding agreements	1,256	—	—	(173)	—	1,083
Total funding agreements (1)	$6,890	$16,050	$12,724	$—	$—	$10,216
_____________
(1)The $6 million and $7 million difference between the funding agreements carrying value shown in fair value table for March 31, 2021 and December 31, 2020, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Change in FABN Funding Agreements during the Three Months Ended March 31, 2021

	Outstanding Balance at December 31, 2020	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at March 31, 2021
	(in millions)
Short-term funding agreements:
Due in one year or less	$—	$—	$—	$—	$—	$—
Long-term funding agreements:
Due in years two through five	1,150	450	—	—	—	1,600
Due in more than five years	800	750	—	—	—	1,550
Total long-term funding agreements	1,950	1,200	—	—	—	3,150
Total funding agreements (1)	$1,950	$1,200	$—	$—	$—	$3,150
_____________
(1)The $18 million and $11 million difference between the funding agreements notional value shown and carrying value table as of March 31, 2021 and December 31, 2020, respectively, reflects the remaining amortization of the issuance cost of the funding agreements.
Credit Facilities
Holdings Revolving Credit Facility
In February 2018, Holdings entered into a $2.5 billion five-year senior unsecured revolving credit facility with a syndicate of banks. The revolving credit facility has a sub-limit of $1.5 billion for the issuance of letters of credit to support the life insurance business reinsured by EQ AZ Life Re and the third-party GMxB variable annuity business retroceded to CS Life RE. As of March 31, 2021, the Company had $150 million and $205 million of undrawn letters of credit issued out of the $1.5 billion sub-limit for CS Life and Equitable Financial, respectively, as beneficiaries.
Bilateral Letter of Credit Facilities
In February 2018, the Company entered into bilateral letter of credit facilities, each guaranteed by Holdings, with an aggregate principal amount of approximately $1.9 billion, with multiple counterparties. These facilities support the life insurance business reinsured by EQ AZ Life Re. While the facilities with JP Morgan Chase Bank, N.A. and Citibank Europe PLC mature on February 16, 2023, the one with HSBC matures on February 2024 and the rest of the facilities mature on February 16, 2026.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of March 31, 2021, these arrangements include commitments by the Company to provide equity financing of $1.3 billion (including $193 million with affiliates) to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.
The Company had $17 million of undrawn letters of credit related to reinsurance as of March 31, 2021. The Company had $456 million of commitments under existing mortgage loan agreements as of March 31, 2021.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
13)    BUSINESS SEGMENT INFORMATION
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
•Other adjustments, which primarily include restructuring costs related to severance and separation, COVID-19 related impacts, net derivative gains (losses) on certain Non-GMxB derivatives, net investment income from certain items including consolidated VIE investments, seed capital mark-to-market adjustments, unrealized gain/losses associated with equity securities and certain legal accruals; and
•Income tax expense (benefit) related to the above items and non-recurring tax items, which includes the effect of uncertain tax positions for a given audit period.
Revenues derived from any customer did not exceed 10% of revenues for the three months ended March 31, 2021 and 2020.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The table below presents operating earnings (loss) by segment and Corporate and Other and a reconciliation to net income (loss) attributable to Holdings for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Net income (loss) attributable to Holdings	$(1,488)	$5,388
Adjustments related to:
Variable annuity product features (1)	2,267	(6,869)
Investment (gains) losses	(183)	(4)
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	34	27
Other adjustments (2) (3) (4)	524	695
Income tax expense (benefit) related to above adjustments (5)	(555)	1,292
Non-recurring tax items	1	6
Non-GAAP operating earnings	$600	$535

Operating earnings (loss) by segment:
Individual Retirement	$363	$373
Group Retirement	$151	$106
Investment Management and Research	$121	$95
Protection Solutions	$41	$49
Corporate and Other (6)	$(76)	$(88)
______________
(1)Includes COVID-19 impact on variable annuity product features due to an assumption update of $1.5 billion and other COVID-19 related impacts of $35 million for the three months ended March 31, 2020.
(2)Includes COVID-19 impact on other adjustments due to a first quarter 2020 assumption update of $1.0 billion and other COVID-19 related impacts of $51 million for the three months ended March 31, 2020.
(3)Include separation costs of $21 million and $32 million for the three months ended March 31, 2021 and 2020, respectively.
(4)Includes certain legal accruals related to the COI litigation of $180 million for the three months ended March 31, 2021. No adjustments were made to prior period operating earnings as the impact was immaterial.
(5)Includes income taxes of $547 million for the above COVID-19 items for the three months ended March 31, 2020.
(6)Includes interest expense and financing fees of $58 million and $56 million for the three months ended March 31, 2021 and 2020, respectively.
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
•Other adjustments, which primarily includes net derivative gains (losses) on certain Non-GMxB derivatives and net investment income from certain items including consolidated VIE investments, seed capital mark-to-market adjustments and unrealized gain/losses associated with equity securities.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The table below presents segment revenues for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	(in millions)
Segment revenues:
Individual Retirement (1)	$980	$1,473
Group Retirement (1)	329	282
Investment Management and Research (2)	1,004	907
Protection Solutions (1)	826	865
Corporate and Other (1)	334	311
Adjustments related to:
Variable annuity product features	(2,282)	8,345
Investment gains (losses), net	183	4
Other adjustments to segment revenues (3)	(221)	422
Total revenues	$1,153	$12,609
______________
(1)Includes investment expenses charged by AB of $19 million and $18 million for the three months ended March 31, 2021 and 2020, respectively, for services provided to the Company.
(2)Inter-segment investment management and other fees of $30 million and $27 million for the three months ended March 31, 2021 and 2020, respectively, are included in segment revenues of the Investment Management and Research segment.
(3)Includes COVID-19 impact on other adjustments due to an assumption update of $46 million & other COVID-19 related impacts of $(51) million for the three months ended March 31, 2020.
The table below presents total assets by segment as of March 31, 2021 and 2020:

	March 31, 2021	December 31, 2020
	(in millions)
Total assets by segment:
Individual Retirement	$135,009	$135,764
Group Retirement	53,050	51,466
Investment Management and Research	10,688	11,179
Protection Solutions	49,246	48,568
Corporate and Other	28,839	28,420
Total assets	$276,832	$275,397
14)    EARNINGS PER COMMON SHARE
The following table presents a reconciliation of Net income (loss) and Weighted-average common shares used in calculating basic and diluted Earnings per common share for the periods indicated:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended March 31,
	2021	2020
	(in millions)
Weighted-average common shares outstanding:
Weighted-average common shares outstanding — basic	434.2	461.0
Effect of dilutive potential common shares:
Employee share awards (1)	—	2.5
Weighted-average common shares outstanding — diluted (2)	434.2	463.5

Net income (loss):
Net income (loss)	$(1,400)	$5,425
Less: Net income (loss) attributable to the noncontrolling interest	88	37
Net income (loss) attributable to Holdings	(1,488)	5,388
Less: Preferred stock dividends	13	13
Net income (loss) available to Holdings’ common shareholders	$(1,501)	$5,375

Earnings per common share:
Basic	$(3.46)	$11.66
Diluted	$(3.46)	$11.60
_____________
(1)Calculated using the treasury stock method.
(2)Due to net loss for the three months ended March 31, 2021 , approximately 4.3 million share awards were excluded from the diluted EPS calculation.
For the three months ended March 31, 2021 and 2020, 9.1 million and 6.0 million of outstanding stock awards, respectively, were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

15)     HELD-FOR-SALE:
Assets and liabilities related to the business classified as HFS are separately reported in the Consolidated Balance Sheets beginning in the period in which the business is classified as HFS.
Corporate Solutions Life Reinsurance Company
On October 27, 2020, Holdings entered into a Master Transaction Agreement with VIAC, pursuant to which, among other things, VIAC will acquire all of the shares of the capital stock of CS Life. Immediately following the sale of CS Life, Equitable Financial will enter into a coinsurance and modified coinsurance agreement, pursuant to which Equitable Financial will cede to CS Life, on a combined coinsurance and modified coinsurance basis, legacy variable annuity policies sold by Equitable Financial in 2006-2008 supported by general account assets (the “Block”). The Block comprised of non-New York “Accumulator” policies containing fixed rate GMIB and/or GMDB guarantees.
As a result of the agreement, an estimated impairment loss of $15 million, net of income tax, was recorded for the year ended December 31, 2020 and is included in investment gains (losses), net in the consolidated statements of income (loss). During the quarter ended March 31, 2021, the Company adjusted favorably the estimated impairment for $1 million to reflect an estimated impairment loss of $14 million, net of income tax.
The transaction is expected to close in second quarter of 2021 and is subject to regulatory approval and satisfaction of other closing conditions. As of March 31, 2021 and December 31, 2020, respectively, assets of CS Life and CS Life Re to be sold, net of the estimated impairment loss accrual, were $483 million and $470 million which is reported in assets HFS and total liabilities of $270 million and $322 million were reported in liabilities HFS. The assets and liabilities HFS are reported in the Corporate and Other segment.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The following table summarizes the components of assets and liabilities HFS on the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
	(in millions)
Assets:
Fixed maturity securities	$226	235
Trading securities, at fair value	156	189
Other invested assets	1	1
Cash and cash equivalents	92	39
Other assets	26	25
Assets held-for-sale	501	489
Less: Loss accrual	(18)	(19)
Total assets held-for-sale	$483	$470

Liabilities:
Future policy benefits and other policyholder's liabilities:	$267	$320
Broker-dealer related payables	1	—
Other liabilities	2	2
Total liabilities held-for-sale	$270	$322

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
	(in millions)
Consolidated Balance Sheets:
Assets:
Investments:
Other invested assets	2,112	12	2,124
Total investments	96,216	12	96,228
Deferred policy acquisition costs	4,809	(112)	4,697
Total Assets	$240,781	$(100)	$240,681
Liabilities:
Future policy benefits and other policyholders’ liabilities	37,968	33	38,001
Current and deferred income taxes	2,355	(28)	2,327
Total Liabilities	$218,884	$5	$218,889
EQUITY
Retained earnings	17,112	(105)	17,007
Total equity attributable to Holdings	20,086	(105)	19,981
Total Equity	21,640	(105)	21,535
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$240,781	$(100)	$240,681

	Three Months Ended March 31, 2020
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Income (Loss)
REVENUES
Policy charges and fee income	$991	$5	$996
Net derivative gains (losses)	9,401	(1)	9,400
Net investment income (loss)	616	13	629
Other Income	156	(1)	155
Total revenues	12,593	16	12,609

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits	2,788	(12)	2,776
Amortization of deferred policy acquisition costs	1,248	55	1,303
Other operating costs and expenses	437	1	438
Total benefits and other deductions	5,706	44	5,750
Income (loss) from continuing operations, before income taxes	6,887	(28)	6,859
Income tax (expense) benefit	(1,440)	6	(1,434)
Net income (loss)	5,447	(22)	5,425
Net income (loss) attributable to Holdings	$5,410	$(22)	$5,388

EARNINGS PER COMMON SHARE
Basic	$11.71	$(0.05)	$11.66
Diluted	$11.65	$(0.05)	$11.60

	Three Months Ended March 31, 2020
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$5,447	$(22)	$5,425
Change in unrealized gains (losses), net of reclassification adjustment	1,434	(4)	1,430
Other comprehensive income	1,441	(4)	1,437
Comprehensive income (loss)	6,888	(26)	6,862
Comprehensive income (loss) attributable to Holdings	$6,859	$(26)	$6,833

	Three Months Ended March 31, 2020
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Equity:
Retained earnings, beginning of year	$11,827	$(83)	$11,744
Net income (loss) attributable to Holdings	5,410	(22)	5,388
Retained earnings, end of period	$17,112	$(105)	$17,007
Accumulated other comprehensive income (loss), beginning of year	$840	$4	$844
Other comprehensive income (loss)	1,449	(4)	1,445
Accumulated other comprehensive income (loss), end of period	$2,289	$—	$2,289
Total Holdings’ equity, end of period	$20,086	$(105)	$19,981
Total equity, end of period	$21,640	$(105)	$21,535

	Three Months Ended March 31, 2020
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Cash Flows:
Cash flows from operating activities:
Net income (loss)	$5,447	$(22)	$5,425
Adjustments to reconcile Net income (loss) to Net cash provided by (used in) operating activities:
Policy charges and fee income	(991)	(5)	(996)
Net derivative (gains) losses	(9,401)	1	(9,400)
Amortization and depreciation	1,275	55	1,330
Future policy benefits	1,936	(11)	1,925
Current and deferred income taxes	1,425	(5)	1,420
Other, net	(448)	(1)	(449)
Net cash provided by (used in) operating activities	$(582)	$12	$(570)
Cash flows from financing activities:
Change in collateralized pledged assets	44	(1)	43
Change in collateralized pledged liabilities	657	(11)	646
Net cash provided by (used in) financing activities	$2,334	$(12)	$2,322
Cash and cash equivalents, end of period	$10,315	$—	$10,315

17)     SUBSEQUENT EVENTS
Funding Agreement-Backed Notes
Pursuant to the FABN program discussed in Note 12, in April 2021, Equitable Financial issued a $350 million funding agreement to the Trust with a fixed interest rate of 0.50% per annum and a maturity date of April 6, 2023. In addition, on the same date Equitable Financial issued a $650 million funding agreement to the Trust with a floating interest rate equal to the compounded Secured Overnight Financing Rate (“SOFR”) plus 39 basis points per annum which matures

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
on April 6, 2023. Funding agreements issued to the Trust will be reported in Policyholders' account balances in the consolidated balance sheets in subsequent periods.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in its entirety and in conjunction with the consolidated financial statements and related notes contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”).
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
We manage our business through four segments: Individual Retirement, Group Retirement, Investment Management and Research, and Protection Solutions. We report certain activities and items that are not included in these segments in Corporate and Other. See Note 13 of the Notes to the Consolidated Financial Statements for further information on our segments.
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
Immediately following the sale of CS Life, CS Life and Equitable Financial will enter into a coinsurance and modified coinsurance agreement (the “Reinsurance Agreement”), pursuant to which Equitable Financial will cede to CS Life, on a combined coinsurance and modified coinsurance basis, legacy variable annuity policies sold by Equitable Financial in 2006-2008 (the “Block”). The Block is comprised of non-New York “Accumulator” policies containing fixed rate GMIB and/or GMDB guarantees. CS Life will deposit assets supporting the General Account liabilities relating to the Block into a trust account for the benefit of Equitable Financial to secure its obligations to Equitable Financial under the Reinsurance Agreement. Equitable Financial will reinsure the separate accounts relating to the Block on a modified coinsurance basis. At closing, VIAC will contribute additional assets to the trust such that trust assets will exceed the liabilities they secure. Venerable Holdings Inc. (“VHI”) will provide a parental guarantee of CS Life’s obligation to Equitable Financial under the Reinsurance Agreement. In addition, the investment of assets in the trust account will be subject to investment guidelines and the requirements of the trust will be strengthened upon certain triggers related to capital adequacy. The Reinsurance Agreement also contains additional counterparty risk management and mitigation provisions.
As part of the transaction, the Company is in discussions to acquire a 9.1% equity interest in Venerable’s parent holding company, VA Capital Company LLC, which may include a board seat, subject to reaching an agreement on the terms of the investment.
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
Under the terms of the MTA, at closing of the transactions, ABLP will enter into an investment advisory agreement with CS Life pursuant to which ABLP will serve as the preferred investment manager for the majority of the general account assets transferred to the trust account for, subject to certain provisions, a minimum of five years. Equitable Financial will continue to administer the Block.
The transaction is expected to close in the second quarter of 2021. The consummation of the closing under the MTA is subject to the satisfaction or waiver of customary closing conditions specified in the MTA, including, among other things, (i) the receipt of required regulatory approvals, without imposing a burdensome condition, (ii) the expiration or termination of the applicable waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) absence of a material adverse effect on VHI (in the case of the Company) or CS Life (in the case of VHI and VIAC), in each case subject to certain exceptions and qualifications.
COVID-19 Impact
We continue to closely monitor developments related to the COVID-19 pandemic. The extent of the COVID-19 pandemic’s impact on us will depend on future developments that are highly uncertain, including the severity and duration of the pandemic, actions taken by governments and other third parties in response to the pandemic and the availability and efficacy of vaccines against COVID-19 including against variant strains of the virus. It is not possible to predict or estimate the longer-term effects of the pandemic, or any additional actions taken to contain or address the pandemic, on the economy and on our business, results of operations, and financial condition, including the impact on our investment portfolio or the need for us to revisit or revise targets previously provided to the markets and/or aspects of our business model. For additional information regarding the potential impacts of the COVID-19 pandemic and action we have taken to mitigate certain impacts, see “Risk Factors—Risks Relating to Conditions in the Financial Markets and Economy—The coronavirus (COVID-19) pandemic”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—COVID-19 Impact” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Account Investment Portfolio” in the 2020 Form 10-K.
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
Due to the impacts on our net income of equity market and interest rate movements and other items that are not part of the underlying profitability drivers of our business, we evaluate and manage our business performance using Non-GAAP operating earnings, a non-GAAP financial measure that is intended to remove these impacts from our results. See “—Key Operating Measures—Non-GAAP Operating Earnings.
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
For further details of our accounting policies and related judgments pertaining to assumption updates, see Note 2  to the Notes to the Company’s consolidated financial statements and “—Summary of Critical Accounting Estimates—Liability for Future Policy Benefits” included in the 2020 Form 10-K.
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
Impact of Assumption Updates and Model Changes on Income from Continuing Operations before income taxes and Net income (loss)
The table below presents the impact of our actuarial assumption update during the three months ended March 31,2020 to our Income (loss) from continuing operations, before income taxes and Net income (loss). There was no assumption update for the three months ended March 31, 2021.

Three Months Ended March 31, 2020 (1)
(in millions)
Impact of assumption update on Net income (loss):
Variable annuity product features related assumption update	$(1,468)
Assumption updates for other business	(1,049)
Impact of assumption updates on Income (loss) from continuing operations, before income tax	(2,517)
Income tax benefit on assumption update	529
Net income (loss) impact of assumption update	$(1,988)
(1) During the first quarter of 2020, we updated interest rate assumption and the impact was a decrease to Net income (loss) of $2.0 billion. See Note 2 of the Notes to the Consolidated Financial Statements in this Form 10-Q.
2020 Assumption Updates
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
Impact of the First Quarter 2020 Assumption Update, and COVID-19 Impacts on Pre-tax Non-GAAP Operating Earnings Adjustments
The unprecedented and rapid spread of COVID-19 and the related restrictions and social distancing measures implemented throughout the world have caused severe, lasting turmoil in the financial markets during the first three months of 2020.
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
The table below presents the COVID-19 pandemic related impacts on Income (loss) from continuing operations, before income taxes which all occurred during the first three months of 2020 by segment and Corporate and Other, and the COVID-19 pandemic related adjustments included in the reconciliation of Net Income (loss) attributable to Holdings to Non-GAAP Operating Earnings:

	Three Months Ended March 31, 2020
	COVID-19 Impacts
	Interest Rate Assumption Update	Impacts other than Interest Rate Assumption Update (1)	Total
	(in millions)
Net income (loss) from continuing operations, before income taxes by Segment and Corporate and Other:
Individual Retirement	$(1,417)	$(44)	$(1,461)
Group Retirement	(51)	3	(48)
Protection Solutions	(1,016)	(32)	(1,048)
Corporate and Other	(33)	(13)	(46)
Net income (loss) from continuing operations, before income taxes	$(2,517)	$(86)	$(2,603)

	Three Months Ended March 31, 2020
	COVID-19 Impacts
	Interest Rate Assumption Update	Impacts other than Interest Rate Assumption Update (1)	Total

COVID-19-related adjustments included in Reconciliation of Net income (loss) attributable to Holdings to Non-GAAP Operating Earnings:
Variable annuities product features	$(1,468)	$(35)	$(1,503)
Other adjustments	(1,049)	(51)	(1,100)
Net income (loss) from continuing operations, before income taxes	$(2,517)	$(86)	$(2,603)
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
Financial and Economic Environment
A wide variety of factors continue to impact global financial and economic conditions. These factors include, among others, significant volatility in financial markets and continued high unemployment levels as a result of the COVID-19 pandemic, concerns over economic growth in the United States and continued low interest rates.
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
The potential for increased volatility, coupled with prevailing interest rates falling and/or remaining below historical averages, could pressure sales and reduce demand for our products as consumers consider purchasing alternative products to meet their objectives. In addition, this environment could make it difficult to consistently develop products that are attractive to customers. Financial performance can be adversely affected by market volatility and equity market declines as fees driven by AV and AUM fluctuate, hedging costs increase and revenues decline due to reduced sales and increased outflows.
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
Regulatory Developments
Our life insurance subsidiaries are regulated primarily at the state level, with some policies and products also subject to federal regulation. In addition, Holdings and its insurance subsidiaries are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, on an ongoing basis, regulators refine capital requirements and introduce new reserving standards. Regulations recently adopted or currently under review can potentially impact our statutory reserve, capital requirements and profitability of the industry and result in increased regulation and oversight for the industry. The following discussion on regulatory developments should be read in conjunction with “Business—Regulation” and “Risk Factors—Legal and Regulatory Risks” in the 2020 Form 10-K, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Macroeconomic and Industry Trends—Regulatory Developments.”
Regulation 213. In New York, Regulation 213, adopted in May of 2019 and as amended on February 26, 2020 and March 31, 2021, differs from the NAIC variable annuity reserve and capital framework. The February 2020 and March 2021 amendments will not materially affect Holdings’ GAAP financial condition, results of operations or stockholders’ equity. However, Regulation 213, as amended, absent management action, will require Holdings’ principal insurance subsidiary, Equitable Financial, to carry statutory basis reserves for its variable annuity contract obligations equal to the greater of those required under (i) the NAIC standard or (ii) a revised version of the NYDFS requirement in effect prior to the adoption of the first amendment for contracts issued prior to January 1, 2020, and for policies issued after that date a new standard that we believe is more conservative than the NAIC standard. Absent management action, we believe that Regulation 213 could (i) negatively impact Equitable Financial’s surplus level and RBC ratio and (ii) materially and adversely affect Equitable Financial’s dividend capacity from 2021 and moving forward. These impacts would be more adverse in periods of rising equity and/or interest rate markets, particularly following the equity market appreciation in the second half of 2020 and the first quarter of 2021, and will be exacerbated upon closing of the Venerable Transaction. As a holding company, Holdings relies on dividends and other payments from its subsidiaries and, accordingly, any material limitation on Equitable Financial’s dividend capacity could materially affect Holdings’ ability to return capital to stockholders through dividends and stock repurchases. The Company is considering management actions to mitigate the impact of Regulation 213. These actions could include seeking further amendment of Regulation 213 or exemptive relief therefrom to make the regulation’s application to Equitable Financial more consistent with the NAIC reserve and capital framework, as well as changing the Company’s underwriting practices to emphasize issuing variable annuity products out of affiliates which are not domiciled in New York, increasing the use of reinsurance and other corporate transactions intended to reduce the impact of the regulation. There can be no assurance that any management action individually or collectively will fully mitigate the impact of Regulation 213. Other state insurance regulators may also propose and adopt standards that differ from the NAIC framework.
Fiduciary Rules / “Best Interest” Standards of Conduct
In the wake of the March 2018 federal appeals court decision to vacate the 2016 DOL Fiduciary Rule, the DOL announced its intention to issue revised fiduciary investment advice regulations. In December 2020, the DOL finalized a “best interest” prohibited transaction exemption (“PTE 2020-02”) for investment advice fiduciaries under ERISA, with an enforcement date of December 20, 2021. The new rule restores the five-part test for determining fiduciary status that was in effect prior to the 2016 DOL Fiduciary Rule, although the scope of the PTE now extends to rollover transactions if they constitute “investment advice” under the five-part test. If fiduciary status is triggered, PTE 2020-02 prescribes a set of impartial conduct standards and disclosure obligations that are intended to be consistent with the SEC’s Regulation Best Interest. We are currently devoting significant time and resources towards coming into compliance with PTE 2020-02 but do not expect the new rules to have a material impact on our business. However, in April 2021, the DOL published a set of Frequently Asked Questions document in which they indicated they are likely to further amend their fiduciary regulations, including PTE 2020-02, and we are closely monitoring for any such developments.
On April 29, 2021, the Appellate Division of the NYS Supreme Court, Third Department, overturned NY Department of Financial Services Regulation 187 — Suitability and Best Interests in Life Insurance and Annuity Transactions (“Regulation 187”) for being unconstitutionally vague. The NYDFS has thirty days to file their appeal. It is anticipated that the state will file for and the court will automatically grant a stay, which means that Regulation 187 will stay in effect until the high court determines a final resolution.
Climate Risks. In September 2020, the NYDFS announced that it expects insurers to integrate financial risks from climate change into their governance frameworks, risk management processes, and business strategies, and that it will integrate questions on this topic into their examinations in 2021. On March 25, 2021, the NYDFS issued for public comment proposed guidance for New York domestic insurers, such as Equitable Financial, which states that insurers are expected to take a proportionate approach to managing climate risks that reflects its exposure to climate risks. For example, an insurer should integrate the evaluation of climate risks into its governance structure and use scenario analysis to guide risk assessment. We are reviewing the NYDFS’ proposed guidance.
NYDFS Guidance on Diversity and Corporate Governance. On March 16, 2021, the NYDFS issued a circular letter which states that the NYDFS expects the insurers that it regulates to make diversity of their leadership a business priority and a key element of their corporate governance. The NYDFS intends to collect data regarding the diversity of corporate boards and management, and it will include diversity-related questions in its examination process starting in 2022. We are considering the NYDFS’ guidance as part of our commitment to diversity and inclusion.
Separation Costs
In connection with our separation from AXA, we have incurred and expect to continue to incur one-time and recurring expenses. These expenses primarily relate to information technology, compliance, internal audit, finance, risk management, procurement, client service, human resources, rebranding and other support services. The process of replicating and replacing functions, systems and infrastructure provided by AXA or certain of its affiliates in order to operate on a stand-alone basis is currently underway. These expenses, any recurring expenses, including under the Transitional Services Agreement, and any additional one-time expenses we may incur may be material. See “Risk Factors” in the 2020 Form 10-K for additional information.
We estimate that the aggregate amount of the one-time expenses described above will be approximately $700 million. Through March 31, 2021, a total of $661 million has been incurred, of which $21 million and $32 million was incurred in the three months ended March 31, 2021 and 2020, respectively.
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
•Other adjustments, which primarily include restructuring costs related to severance and separation, COVID-19 related impacts, net derivative gains (losses) on certain Non-GMxB derivatives, net investment income from certain items including consolidated VIE investments, seed capital mark-to-market adjustments, unrealized gain/losses associated with equity securities and certain legal accruals; and
•Income tax expense (benefit) related to the above items and non-recurring tax items, which includes the effect of uncertain tax positions for a given audit period.
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

The table below presents a reconciliation of net income (loss) attributable to Holdings to Non-GAAP operating earnings for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Net income (loss) attributable to Holdings	$(1,488)	$5,388
Adjustments related to:
Variable annuity product features (1)	2,267	(6,869)
Investment (gains) losses	(183)	(4)
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	34	27
Other adjustments (2) (3) (4)	524	695
Income tax expense (benefit) related to above adjustments (5)	(555)	1,292
Non-recurring tax items	1	6
Non-GAAP operating earnings	$600	$535
______________
(1)Includes COVID-19 impact on Variable annuity product features due to an assumption update of $1.5 billion and other COVID-19 related impacts of $35 million for the three months ended March 31, 2020.
(2)Includes assumption update due to COVID-19 of $1.0 billion and other COVID-19 related impacts of $51 million for the three months ended March 31, 2020.
(3)Includes separation costs of $21 million and $32 million for the three months ended March 31, 2021 and 2020, respectively.
(4)Includes certain legal accruals related to the COI litigation of $180 million for the three months ended March 31, 2021. No adjustments were made to prior period non-GAAP operating earnings as the impact was immaterial.
(5)Includes income taxes of $(547) million for the above related COVID-19 items for the three months ended March 31, 2020.
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
For Non-GAAP Operating ROC by segment, capital components pertaining directly to specific segments such as DAC along with targeted capital are directly attributed to these segments. Targeted capital for each segment is established using assumptions supporting statutory capital adequacy levels, reflecting the NAIC RBC framework adopted as of year-end 2019. To enhance the ability to analyze these measures across periods, interim periods are annualized. Non-GAAP Operating ROE and Non-GAAP Operating ROC by segment should not be used as substitutes for ROE.
The following table presents return on average equity attributable to Holdings’ common shareholders, excluding AOCI and Non-GAAP Operating ROE for the trailing twelve months ended March 31, 2021.

Trailing Twelve Months Ended March 31, 2021
(in millions)
Net income (loss) available to Holdings’ common shareholders	$(7,577)
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$10,868

Trailing Twelve Months Ended March 31, 2021
(in millions)
Return on average equity attributable to Holdings’ common shareholders, excluding AOCI	(69.7)%

Non-GAAP operating earnings available to Holdings’ common shareholders	$2,314
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$10,868
Non-GAAP Operating ROE	21.3%

The following table presents Non-GAAP Operating ROC by segment for our Individual Retirement, Group Retirement and Protection Solutions segments for the trailing twelve months ended March 31, 2021.

	Trailing Twelve Months Ended March 31, 2021
	Individual Retirement	Group Retirement	Protection Solutions
	(in millions)
Operating earnings	$1,526	$536	$138
Average capital	$6,248	$1,090	$2,145
Non-GAAP Operating ROC	24.4%	49.1%	6.5%

Non-GAAP Operating Common EPS
Non-GAAP operating common EPS is calculated by dividing Non-GAAP operating earnings by diluted common shares outstanding. The following table sets forth Non-GAAP operating common EPS for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	(per share amounts)
Net income (loss) attributable to Holdings (1)	$(3.43)	$11.62
Less: Preferred stock dividends	0.03	0.02
Net income (loss) available to Holdings’ common shareholders	(3.46)	11.60
Adjustments related to:
Variable annuity product features (2)	5.22	(14.82)
Investment (gains) losses	(0.42)	(0.01)
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	0.08	0.06
Other adjustments (3) (4) (5)	1.21	1.50
Income tax expense (benefit) related to above adjustments (6)	(1.28)	2.79
Non-recurring tax items	—	0.01
Non-GAAP operating common EPS	$1.35	$1.13
______________
(1)Due to reporting a net loss for the three months ended March 31, 2021, basic shares was used in the diluted earnings per common share calculation as the use of diluted shares would have resulted in a lower loss per share.
(2)Includes COVID-19 impact on Variable annuity product features due to an assumption update of $3.17 and other COVID-19 related impacts of $0.08 for the three months ended March 31, 2020.
(3)Includes assumption update due to COVID-19 of $2.26 and other COVID-19 related impacts of $0.11 for the three months ended March 31, 2020.
(4)Includes separation costs of $0.05 and $0.07 for the three months ended March 31, 2021 and 2020, respectively.
(5)Includes certain legal accruals related to the COI litigation of $0.41 for the three months ended March 31, 2021. No adjustments were made to prior period non-GAAP operating EPS as the impact was immaterial.
(6)Includes income taxes of $(1.18) for the above related COVID-19 items for the three months ended March 31, 2020.

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
Our economic interest in AB was approximately 64% and 65% for the three months ended March 31, 2021 and 2020, respectively.
Effective Tax Rates
For interim reporting periods, we calculate income tax expense using an estimated annual ETR, with discrete items recognized in the period in which they occur.
Consolidated Results of Operations
The following table summarizes our consolidated statements of income (loss) for the three months ended March 31, 2021 and 2020:
Consolidated Statement of Income (Loss)

	Three Months Ended March 31,
	2021	2020
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$949	$996
Premiums	258	289
Net derivative gains (losses)	(2,546)	9,400
Net investment income (loss)	884	629

	Three Months Ended March 31,
	2021	2020
	(in millions, except per share data)
Investment gains (losses), net:
Credit losses on Available for Sale debt securities and loans	1	(12)
Other investment gains (losses), net	183	16
Total investment gains (losses), net	184	4
Investment management and service fees	1,257	1,136
Other income	167	155
Total revenues	1,153	12,609

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	939	2,776
Interest credited to policyholders’ account balances	291	317
Compensation and benefits	580	526
Commissions and distribution-related payments	382	338
Interest expense	74	52
Amortization of deferred policy acquisition costs	87	1,303
Other operating costs and expenses	608	438
Total benefits and other deductions	2,961	5,750
Income (loss) from continuing operations, before income taxes	(1,808)	6,859
Income tax (expense) benefit	408	(1,434)
Net income (loss)	(1,400)	5,425
Less: Net income (loss) attributable to the noncontrolling interest	88	37
Net income (loss) attributable to Holdings	$(1,488)	$5,388
Less: Preferred stock dividends	13	13
Net income (loss) available to Holdings’ common shareholders	$(1,501)	$5,375

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$(3.46)	$11.66
Diluted	$(3.46)	$11.60
Weighted average common shares outstanding (in millions):
Basic	434.2	461.0
Diluted	434.2	463.5

	Three Months Ended March 31,
	2021	2020
	(in millions)
Non-GAAP operating earnings	$600	$535

The following table summarizes our Non-GAAP operating earnings per common share for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020

Non-GAAP operating earnings per common share:
Basic	$1.35	$1.13
Diluted	$1.35	$1.13

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
Net Income Attributable to Holdings
Net income (loss) attributable to Holdings decreased by $6.9 billion to a net loss of $1.5 billion for the three months ended March 31, 2021 from a net income of $5.4 billion for the three months ended March 31, 2020. The following notable items were the primary drivers for the change in net income (loss):
Unfavorable items included:
•Net derivative gains decreased by $11.9 billion mainly driven by an increase in interest rates and equity market appreciation in the first quarter of 2021 compared to decreases in interest rates and equity market depreciation in the first quarter of 2020, as well as the positive impacts from non-performance risk and credit spreads widening in the first quarter of 2020.
•Compensation, benefits and other operating expenses increased by $224 million mainly due to higher litigation reserve accruals, including the COI litigation. In addition, employee compensation in our Investment Management and Research segment increased due to higher revenues.
•Net income attributable to noncontrolling interest increased by $51 million mainly due to higher consolidated VIE income and higher AB pre-tax income.
•Commissions and distribution-related payments increased by $44 million mainly due to higher distribution-related payments in our Investment Management and Research segment, as well as the growth in broker dealer sales.
These were partially offset by the following favorable items:
•Policyholders’ benefits decreased by $1.8 billion mainly due to our Individual Retirement segment reflecting the non-recurrence of the interest rate assumption update in the first quarter of 2020 and equity markets appreciation in the first quarter of 2021 compared to equity market depreciation in the first quarter of 2020.
•Amortization of DAC decreased by $1.2 billion mainly due to the interest rate assumption update in the first quarter of 2020 as a result of the extraordinary economic conditions driven by COVID-19. As a result of the lower interest rate assumption, Protection Solutions entered into loss recognition resulting in an acceleration of DAC amortization in the first quarter of 2020.
•Net investment income increased by $255 million mainly due to higher income from alternative and seed capital investments.
•Investment gains increased by $180 million mainly due to rebalancing in the General Account associated with the Venerable transaction.
•Fee-type revenue increased by $55 million mainly driven by higher base fees and distribution revenues in our Investment Management & Research segment as a result of higher average AUM revenues and higher fees in our Individual and Group Retirement segments as a result of higher average Separate Accounts AV. The increase was partially offset by a decrease in our Protection Solutions segment due to lower amortization of the initial fee liability from the non-recurrence of the first quarter 2020 interest rate assumption update, lower premiums resulting from the sale of USFL/MLICA and higher ceded premiums due to a new Term reinsurance treaty entered into in April 2020.
•Interest credited to policyholders’ account balances decreased by $26 million mainly due to a shift in portfolio mix and lower funding agreement costs due to lower interest rates.
•Income tax expense decreased by $1.8 billion mainly due to a pre-tax loss in the first quarter of 2021 compared to a pre-tax income in the first quarter of 2020.
See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding assumption updates.
Non-GAAP Operating Earnings
Non-GAAP operating earnings increased by $65 million to $600 million for the three months ended March 31, 2021 from $535 million in the three months ended March 31, 2020. The following notable items were the primary drivers for the change in Non-GAAP operating earnings.

Favorable items included:
•Policyholders’ benefits decreased by $464 million mainly due to equity market appreciation, which is offset in the Net Derivative gains.
•Net investment income increased by $108 million mainly due to higher income from alternative and seed capital investments.
•Fee-type revenue increased by $100 million mainly due to higher base fees and distribution revenues in our Investment Management & Research segment as a result of higher average AUM revenues and higher fees in our Individual and Group Retirement segments as a result of higher average Separate Accounts AV. The increase was partially offset by a decrease in our Protection Solutions segment due to lower premiums resulting from the sale of USFL/MLICA, higher ceded premiums due to a new Term reinsurance treaty entered into in April 2020, lower amortization of the initial fee liability related to adverse mortality experience in the first quarter of 2021 and a first quarter 2020 one-time refinement.
•Amortization of DAC decreased by $48 million mainly in our Protection Solutions segment reflecting lower VISL baseline amortization in the first quarter of 2021as a result of the first quarter of 2020 acceleration of DAC amortization from the interest rate assumption update, and from lower unfavorable mortality in the first quarter of 2021.
•Interest credited to policyholders’ account balances decreased by $32 million mainly due to a shift in portfolio mix and lower funding agreements costs due to lower interest rates.
These were partially offset by the following unfavorable items:
•Net derivative gains decreased by $573 million mainly due to equity market appreciation, which is offset in Policyholder’s benefits.
•Commissions and distribution-related payments increased by $44 million mainly due to higher distribution-related payments in our Investment Management and Research segment, as well as the growth in broker dealer sales.
•Compensation, benefits and other operating costs and expenses increased by $35 million mainly due to employee compensation in our Investment Management and Research segment due to higher revenues.
•Earnings attributable to the noncontrolling interest increased by $28 million mainly due to our Investment Management and Research segment due to higher AB Operating earnings.
•Income tax expense increased by $6 million driven by higher pre-tax earnings, partially offset by a lower effective tax rate.
Results of Operations by Segment
We manage our business through the following four segments: Individual Retirement, Group Retirement, Investment Management and Research, and Protection Solutions. We report certain activities and items that are not included in our four segments in Corporate and Other. The following section presents our discussion of operating earnings (loss) by segment and AUM, AV and Protection Solutions Reserves by segment, as applicable. Consistent with U.S. GAAP guidance for segment reporting, operating earnings (loss) is our U.S. GAAP measure of segment performance. See Note 13 of the Notes to the Consolidated Financial Statements for further information on our segments.
The following table summarizes operating earnings (loss) on our segments and Corporate and Other for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Operating earnings (loss) by segment:
Individual Retirement	$363	$373
Group Retirement	151	106
Investment Management and Research	121	95
Protection Solutions	41	49
Corporate and Other	(76)	(88)
Non-GAAP operating earnings	$600	$535

Effective Tax Rates by Segment
Income tax expense is calculated using the ETR and then allocated to our business segments using an 17% ETR for our retirement and protection businesses (Individual Retirement, Group Retirement, and Protection Solutions) and a 27% ETR for Investment Management and Research.
Individual Retirement
The Individual Retirement segment includes our variable annuity products which primarily meet the needs of individuals saving for retirement or seeking retirement income.
The following table summarizes operating earnings of our Individual Retirement segment for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Operating earnings	$363	$373

Key components of operating earnings are:

	Three Months Ended March 31,
	2021	2020
	(in millions)
REVENUES
Policy charges, fee income and premiums	$522	$501
Net investment income	325	316
Net derivative gains (losses)	(59)	479
Investment management, service fees and other income	192	177
Segment revenues	$980	$1,473

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$206	$672
Interest credited to policyholders’ account balances	68	82
Commissions and distribution-related payments	81	72
Amortization of deferred policy acquisition costs	78	87
Compensation, benefits and other operating costs and expenses	112	106
Interest expense	—	—
Segment benefits and other deductions	$545	$1,019

The following table summarizes AV for our Individual Retirement segment as of the dates indicated:

	March 31, 2021	December 31, 2020
	(in millions)
AV
General Account	$32,259	$30,783
Separate Accounts	88,521	86,607
Total AV	$120,780	$117,390
The following table summarizes a roll-forward of AV for our Individual Retirement segment for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Balance as of beginning of period	$117,390	$108,922
Gross premiums	2,469	1,990
Surrenders, withdrawals and benefits	(2,985)	(2,310)
Net flows	(516)	(320)
Investment performance, interest credited and policy charges	3,906	(15,004)
Reclassified to Liabilities held for sale	—	(3)
Other (1)	—	(6)
Balance as of end of period	$120,780	$93,589
______________
(1) Amounts are primarily related to our fixed income annuity (“FIA”) contracts which were previously reported as Policyholders’ account balances in the consolidated balance sheets and therefore included in our definition of “Account Value”. Effective January 1, 2020, FIAs are reported as future policy benefits and other policyholders’ liabilities in the consolidated balance sheets and accordingly were excluded from Account Value.
Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020 for the Individual Retirement Segment
Operating earnings
Operating earnings decreased $10 million to $363 million during the three months ended March 31, 2021 from $373 million in the three months ended March 31, 2020. The following notable items were the primary drivers of the change in operating earnings.

Unfavorable items included:
•Net GMxB results decreased by $81 million primarily due to higher ongoing reserves resulting from assumption updates in 2020 and higher death claims. GMxB results are included in policy charges and fee income, net derivative gains (losses), and policyholders’ benefits.
•Commissions and distribution-related payments increased by $9 million mainly due to higher average asset balances.
These were partially offset by the following favorable items:
•Fee-type revenue increased by $39 million mainly due to higher average Separate Accounts AV as a result of equity market appreciation since the market lows in the first quarter of 2020 and inflows from our current product offering.
•Interest credited to policyholders’ account balances decreased by $14 million mainly due to shifts in portfolio mix.
•Amortization of DAC decreased by $9 million mainly due to favorable market impacts in the first quarter of 2021.
•Net investment income increased by $9 million mainly due to higher income from our alternative investment portfolio.
•Income tax expense decreased by $9 million mainly driven by lower pre-tax earnings and a lower effective tax rate.
Net Flows and AV
•The increase in AV of $3.4 billion in the three months ended March 31, 2021 was driven by an increase in investments performance and interest credited to account balances, net of policy charges of $3.9 billion as a result of equity market appreciation during the first quarter of 2021, partially offset by net outflows of $516 million.
•Net outflows of $516 million were $196 million higher than in the three months ended March 31, 2020, mainly driven by $1.1 billion of outflows on our older fixed-rate GMxB block, partially offset by $559 million of inflows on our newer, less capital-intensive products.
Group Retirement
The Group Retirement segment offers tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses.

The following table summarizes operating earnings of our Group Retirement segment for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Operating earnings	$151	$106

Key components of operating earnings are:

	Three Months Ended March 31,
	2021	2020
	(in millions)
REVENUES
Policy charges, fee income and premiums	$86	$71
Net investment income	180	159
Net derivative gains (losses)	—	—
Investment management, service fees and other income	63	52
Segment revenues	$329	$282

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$—	$—
Interest credited to policyholders’ account balances	75	76
Commissions and distribution-related payments	13	11
Amortization of deferred policy acquisition costs	5	12
Compensation, benefits and other operating costs and expenses	55	54
Interest expense	—	—
Segment benefits and other deductions	$148	$153
The following table summarizes AV for our Group Retirement segment as of the dates indicated:

	March 31, 2021	December 31, 2020
	(in millions)
AV
General Account	$12,924	$12,826
Separate Accounts	31,026	29,633
Total AV	$43,950	$42,459

The following table summarizes a roll-forward of AV for our Group Retirement segment for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Balance as of beginning of period	$42,459	$37,880
Gross premiums	905	925
Surrenders, withdrawals and benefits	(956)	(797)
Net flows	(51)	128
Investment performance, interest credited and policy charges	1,542	(4,860)
Balance as of end of period	$43,950	$33,148

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020 for the Group Retirement Segment
Operating earnings
Operating earnings increased $45 million to $151 million during the three months ended March 31, 2021 from $106 million during the three months ended March 31, 2020. The following notable items were the primary drivers of the change in operating earnings.
Favorable items included:
•Fee-type revenue increased by $26 million due to higher average Separate Accounts AV, driven by equity market appreciation.
•Net investment income increased by $21 million due to higher income from our alternative investment portfolio.
Net Flows and AV
•The increase in AV of $1.5 billion in the three months ended March 31, 2021 was primarily due to equity market appreciation of $1.5 billion, partially offset by net outflows of $51 million.
•Net outflows of $51 million increased $179 million in the three months ended March 31, 2021. Despite positive net flows in the 403b market, COVID-19 impacts continued with lower first year premiums and unfavorable surrender experience, partially offset by higher renewal premiums.

Investment Management and Research
The Investment Management and Research segment provides diversified investment management, research and related services to a broad range of clients around the world. Operating earnings (loss), net of tax, presented here represents our economic interest in AB of approximately 64% and 65% during three months ended March 31, 2021 and 2020 respectively.

	Three Months Ended March 31,
	2021	2020
	(in millions)
Operating earnings	$121	$95

Key components of operating earnings are:

	Three Months Ended March 31,
	2021	2020
	(in millions)
REVENUES
Net investment income	$—	$(33)
Net derivative gains (losses)	2	30
Investment management, service fees and other income	1,002	910
Segment revenues	$1,004	$907

BENEFITS AND OTHER DEDUCTIONS
Commissions and distribution related payments	$162	$140
Compensation, benefits and other operating costs and expenses	580	558
Interest expense	1	2
Segment benefits and other deductions	$743	$700

Changes in AUM in the Investment Management and Research segment for the periods presented were as follows:

	Three Months Ended March 31,
	2021	2020
	(in billions)
Balance as of beginning of period	$685.9	$622.9
Long-term flows
Sales/new accounts	33.3	31.6
Redemptions/terminations	(24.2)	(32.7)
Cash flow/unreinvested dividends	(3.9)	(4.5)
Net long-term inflows (outflows)	5.2	(5.6)
Acquisition	—	0.2
Market appreciation (depreciation)	6.1	(75.7)
Net change	11.3	(81.1)
Balance as of end of period	$697.2	$541.8

Average AUM in the Investment Management and Research segment for the periods presented by distribution channel and investment services were as follows:

	Three Months Ended March 31,
	2021	2020
	(in billions)
Distribution Channel:
Institutions	$313.4	$276.6
Retail	268.0	229.0
Private Wealth Management	107.1	96.4
Total	$688.5	$602.0

Investment Service:
Equity Actively Managed	$223.4	$164.8
Equity Passively Managed (1)	64.6	55.4
Fixed Income Actively Managed – Taxable	257.3	256.7
Fixed Income Actively Managed – Tax-exempt	51.2	47.7
Fixed Income Passively Managed (1)	8.4	9.7
Alternatives/Multi-Asset Solutions (2)	83.6	67.7
Total	$688.5	$602.0
____________
(1)Includes index and enhanced index services.
(2)Includes multi-asset solutions and services not included in equity or fixed income services. Prior to December 31, 2020, this investment service line was disclosed as “Other.” In order to reflect the increasing significance of our Alternatives and Multi-Asset Solutions services, we updated the investment service line to “Alternatives and Multi-Asset Solutions."

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020 for the Investment Management and Research Segment
Operating earnings
Operating earnings increased $26 million to $121 million during the three months ended March 31, 2021 from $95 million in three months ended March 31, 2020. The following notable items were the primary drivers of the change in operating earnings:
Favorable items included:
•Fee-type revenue increased by $92 million primarily due to higher base fees and distribution revenues, driven by higher average AUM due to market appreciation and net inflows, partially offset by lower Bernstein Research Services revenues due to reduced customer trading activity relative to the COVID-related surge in trading volume experienced during the three months ended March 31, 2020.
•Net investment income increased by $33 million mainly due to lower losses on the seed capital investments subject to market risk, offset in Net derivative gains.
These were partially offset by the following unfavorable items:
•Net derivative gains decreased by $28 million mainly due to lower gains from economically hedging the seed capital investments, offset in Net investment income.
•Commissions and distribution-related payments increased by $22 million mainly due to higher payments to financial intermediaries for the distribution of AB mutual funds, primarily resulting from increased average AUM of these mutual funds.
•Earnings attributable to noncontrolling interest increased by $21 million due to higher pre-tax earnings.
•Compensation, benefits and other operating costs and expenses increased by $22 million primarily due to higher employee compensation attributed to higher revenues.
•Income tax expense increased by $7 million primarily due to higher pre-tax earnings partially offset by a lower effective tax rate.
Long-Term Net Flows and AUM
•Total AUM as of March 31, 2021 was $697.2 billion, up $11.3 billion, or 1.6%, compared to December 31, 2020, and up $155.4 billion, or 28.7%, compared to March 31, 2020. During the quarter ended March 31, 2021, AUM increased as a result of market appreciation of $6.1 billion and net inflows of $5.2 billion. During the twelve months ended March 31, 2021, AUM increased as a result of market appreciation of $147.2 billion and net inflows of $8.2 billion.
•During the quarter ended March 31, 2021, Retail, Institutional, and Private Wealth Management net inflows were $2.7 billion, $0.8 billion, and $1.7 billion, respectively. During the twelve months ended March 31, 2021, Retail, Institutional and Private Wealth Management net inflows were $6.5 billion, $1.4 billion and $0.3 billion respectively.
•Excluding AXA’s redemption of low-fee fixed income mandates of $10.8 billion, AB generated net inflows of $19.0 billion during the twelve months ended March 31, 2021 There were no outflows resulting from AXA’s ongoing redemption during the three months ended March 31, 2021.
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
In recent years, we have refocused our product offering and distribution towards less capital intensive, higher return accumulation and protection products. For example, in January 2021, we discontinued offering our most interest sensitive IUL product (“IUL Protect”). We plan to improve our operating earnings over time through earnings generated from sales of our repositioned product portfolio and by proactively managing and optimizing our in-force book.
The following table summarizes operating earnings (loss) of our Protection Solutions segment for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Operating earnings (loss)	$41	$49
Key components of operating earnings (loss) are:

	Three Months Ended March 31,
	2021	2020
	(in millions)
REVENUES
Policy charges, fee income and premiums	$504	$562
Net investment income	262	244
Net derivative gains (losses)	(1)	2
Investment management, service fees and other income	61	57
Segment revenues	$826	$865

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$509	$500
Interest credited to policyholders’ account balances	123	127
Commissions and distribution related payments	34	40
Amortization of deferred policy acquisition costs	26	50
Compensation, benefits and other operating costs and expenses	85	88
Interest expense	—	—
Segment benefits and other deductions	$777	$805
The following table summarizes Protection Solutions Reserves for our Protection Solutions segment as of the dates presented:

	March 31, 2021	December 31, 2020
	(in millions)
Protection Solutions Reserves (1)
General Account	$18,401	$18,905
Separate Accounts	15,387	14,771
Total Protection Solutions Reserves	$33,788	$33,676
_______________
(1)Does not include Protection Solutions Reserves for our employee benefits business as it is a start-up business and therefore has immaterial in-force policies.
The following table presents our in-force face amounts for the periods indicated, respectively, for our individual life insurance products:

	March 31, 2021	December 31, 2020
	(in billions)
In-force face amount by product: (1)
Universal Life (2)	$48.0	$48.7
Indexed Universal Life	28.0	27.7
Variable Universal Life (3)	128.5	127.7
Term	215.5	215.2
Whole Life	1.3	1.3
Total in-force face amount	$421.3	$420.6
_______________

(1)Includes individual life insurance and does not include employee benefits as it is a start-up business and therefore has immaterial in-force policies.
(2)UL includes GUL.
(3)VUL includes VL and COLI.
Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020 for the Protection Solutions Segment
Operating earnings
Operating earnings decreased $8 million to $41 million during the three months ended March 31, 2021 from $49 million in the three months ended March 31, 2020. The following notable items were the primary drivers of the change in operating earnings:
Unfavorable items included:
•Fee-type revenue decreased by $54 million mainly driven by lower premiums resulting from the sale of USFL/MLICA, higher ceded premiums due to a new Term reinsurance treaty entered into in April 2020, lower amortization of the initial fee liability related to the first quarter of 2021 adverse mortality experience and a first quarter of 2020 one-time refinement.
•Policyholders’ benefits increased by $9 million mainly due to large VISL claims including those related to COVID-19 in the first quarter of 2021, which were partially offset by the release of the PFBL reserves. Claims on traditional products were lower in the first quarter of 2021 compared to the first quarter of 2020 due to lower term claims and the sale of the USFL and MLICA blocks in April 2020.
These were partially offset by the following favorable items:
•Amortization of DAC decreased by $24 million mainly due to lower VISL baseline amortization in the first quarter of 2021as a result of the first quarter of 2020 acceleration of DAC amortization from the interest rate assumption update, and from lower unfavorable mortality in the first quarter of 2021.
•Net investment income increased by $18 million mainly due to higher income from our alternative investment portfolio. This was partially offset by the impact of lower assets relating to the sale of USFL and MLICA.
•Commissions and distribution-related payments decreased by $6 million mainly due to lower renewal commissions.

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
The following table summarizes operating earnings (loss) of Corporate and Other for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Operating earnings (loss)	$(76)	$(88)
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
The General Account investment portfolio consists largely of investment grade fixed maturities, short-term investments, commercial and agricultural mortgage loans, alternative investments and other financial instruments. Fixed maturities include publicly issued corporate bonds, government bonds, privately placed notes and bonds, bonds issued by states and municipalities, mortgage-backed securities and asset-backed securities. The General Account investment portfolio also includes credit derivatives to replicate exposure to individual securities or pools of securities as a means of achieving credit exposure similar to bonds of the underlying issuer(s) more efficiently. In addition, from time to time we use derivatives for hedging purposes to reduce our exposure to equity markets, interest rates and credit spreads. The General Account as part of a yield enhancement strategy has further diversification within the existing Commercial Mortgage Loan portfolio and extension into higher-yielding commercial mortgage investments; selectively expanding into a private European Commercial Real Estate Debt platform.
As part of our asset and liability management strategies, we maintain a weighted average duration for our General Account investment portfolio that is within an acceptable range of the estimated duration of our liabilities given our risk appetite and hedging programs. Our asset and liability management strategies are applied to portfolio duration groups within the General Account investment portfolio. For example, we maintain a “short duration” group comprised primarily of investment grade fixed maturity securities that are aligned with the duration of product liabilities with an average duration of less than six years (e.g., our SCS product). As of March 31, 2021 and December 31, 2020, 60% and 60% of the fixed maturities in the short duration group were rated NAIC 1, and 40% and 40% were rated NAIC 2, respectively. During the first quarter of 2021, purchases from both new money flows and portfolio rebalancing activity were designated as AFS fixed maturities. The remaining trading securities in the short duration VA portfolio will be opportunistically rebalanced to AFS and shown with fixed maturities, which is consistent with other portfolios in our General Account. New AFS assets included in fixed maturities had an amortized cost of $17.1 billion as of March 31, 2021.
The General Account invests in commercial and agricultural mortgage loans, included in the balance sheet as mortgage loans on real estate, and privately negotiated fixed maturities, included in the balance sheet as fixed maturities AFS. Under certain circumstances, modifications are granted to these contracts. These modifications were determined not to be TDRs. As of March 31, 2021 and December 31, 2020, the General Account had twenty-one and twenty commercial mortgage loans with a carrying value of $939 million and $838 million in which short term modifications were granted. Forbearance agreements reduced mortgage payments for a set time period. The commercial mortgage modifications were a result of the COVID-19 pandemic’s impact on the underlying real estate operations. The General Account did not have any agricultural mortgage loans for which modifications were granted as of March 31, 2021 and December 31, 2020. As of March 31, 2021 and December 31, 2020, the General Account had seven privately negotiated fixed maturity modifications with a book value of $74 million. The modifications to privately negotiated fixed maturities were to allow for the postponement or reduction in interest or principal payments for a defined period. The modifications were agreed upon to support several investments that had operations decline primarily due to the COVID-19 pandemic. The commercial mortgage loans and privately negotiated fixed maturities modifications are 1% of the General Account’s total invested assets.
Investment portfolios are primarily managed by legal entity with dedicated portfolios for certain blocks of business. For portfolios that back multiple product groups, investment results are allocated to business segments.
In executing the activities of our General Account investment portfolio, we incorporate environmental, social and governance factors into the investment processes for a significant portion of our portfolio and will look to expand our ESG investing initiatives in the future.
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

	Three Months Ended March 31,				Year Ended December 31
	2021		2020		2020
	Yield	Amount (2)	Yield	Amount (2)	Amount (2)
	(Dollars in millions)
Fixed Maturities:
Income (loss)	3.19%	$577	3.59%	$573	$2,318
Ending assets		72,679		64,815	71,738
Mortgages:
Income (loss)	4.01%	132	4.22%	128	517
Ending assets		13,280		12,123	13,159
Other Equity Investments (1) (4):
Income (loss)	19.76%	107	7.42%	28	95
Ending assets		2,679		1,556	1,621
Policy Loans:
Income (loss)	5.54%	57	5.57%	52	204
Ending assets		4,091		3,720	4,118
Cash and Short-term Investments:
Income (loss)	(0.04)%	—	(1.35)%	(16)	1
Ending assets		2,919		7,552	2,095
Funding agreements:
Interest expense and other		(14)		(29)	(75)
Ending assets (liabilities)		(10,223)		(6,759)	(6,897)
Total Invested Assets:
Income (loss)	4.01%	859	3.73%	736	3,060
Ending Assets		85,425		83,007	85,834
Short Duration Fixed Maturities:
Income (loss)	3.13%	35	3.60%	52	184
Ending assets		4,154		5,729	4,704
Total:
Investment income (loss)	3.97%	894	3.72%	788	3,244
Less: investment fees (3)	(0.13)%	(28)	(0.12)%	(25)	(107)
Investment Income, Net	3.84%	866	3.60%	763	3,137
Ending Net Assets		$89,579		$88,736	$90,538
_____________
(1)Includes, as of March 31, 2021, March 31, 2020 and December 31, 2020 respectively, $480 million, $357 million and $333 million of other invested assets. Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments (see Note 2 Significant Accounting Policies – Investments).
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
(4)Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments (see Note 2 Significant Accounting Policies – Investments).
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
Fixed Maturities by Industry (1)

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total (%)
	(in millions)
As of March 31, 2021 (3)
Corporate Securities:
Finance	$13,484	$—	$634	$131	$13,987	19%
Manufacturing	12,394	1	816	131	13,078	17%
Utilities	6,088	—	354	78	6,364	8%
Services	7,885	18	402	144	8,125	11%
Energy	3,985	—	169	69	4,085	5%
Retail and wholesale	3,660	—	251	47	3,864	5%
Transportation	2,244	—	142	37	2,349	3%
Other	201	—	8	8	201	—%
Total corporate securities	49,941	19	2,776	645	52,053	68%
U.S. government	14,809	—	1,362	175	15,996	22%
Residential mortgage-backed (2)	119	—	11	—	130	—%
Preferred stock (4)	41	—	11	—	52	—%
State & political	569	—	78	7	640	1%
Foreign governments	1,065	—	46	38	1,073	1%
Commercial mortgage-backed	1,482	—	26	18	1,490	2%
Asset-backed securities	4,653	—	28	3	4,678	6%
Total	$72,679	$19	$4,338	$886	$76,112	100%

As of December 31, 2020 (3)
Corporate Securities:
Finance	$14,411	$—	$1,112	$9	$15,514	19%
Manufacturing	13,040	—	1,520	18	14,542	18%
Utilities	6,352	—	681	6	7,027	9%
Services	7,830	13	680	27	8,470	11%
Energy	4,084	—	364	23	4,425	6%
Retail and wholesale	3,747	—	435	3	4,179	5%
Transportation	2,424	—	301	4	2,721	3%
Other	157	—	7	2	162	—%
Total corporate securities	52,045	13	5,100	92	57,040	71%
U.S. government	12,660	—	3,448	5	16,103	20%
Residential mortgage-backed (2)	130	—	13	—	143	—%
Preferred stock	621	—	48	3	666	1%
State & political	536	—	100	—	636	1%
Foreign governments	1,011	—	98	6	1,103	1%
Commercial mortgage-backed	1,148	—	55	—	1,203	2%
Asset-backed securities	3,587	—	29	5	3,611	4%
Total	$71,738	$13	$8,891	$111	$80,505	100%
______________
(1)Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Excludes amounts reclassified as HFS.
(4)Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments (see Note 2 Significant Accounting Policies – Investments).
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
The following table sets forth the General Account’s fixed maturities portfolio by NAIC rating at the dates indicated.
Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
As of March 31, 2021 (1)
1................................	Aaa, Aa, A	$44,588	$—	$2,790	$451	$46,927
2................................	Baa	25,532	—	1,517	383	26,666
	Investment grade	70,120	—	4,307	834	73,593
3................................	Ba	1,560	—	23	25	1,558
4................................	B	906	19	6	23	870
5................................	Caa	82	—	2	3	81
6................................	Ca, C	11	—	—	1	10
	Below investment grade	2,559	19	31	52	2,519
Total Fixed Maturities		$72,679	$19	$4,338	$886	$76,112

As of December 31, 2020 (1)
1................................	Aaa, Aa, A	$44,146	$—	$6,227	$32	$50,341
2................................	Baa	25,285	—	2,621	26	27,880
	Investment grade	69,431	—	8,848	58	78,221
3................................	Ba	1,436	—	33	19	1,450
4................................	B	769	13	7	28	735
5................................	Caa	92	—	3	5	90
6................................	Ca, C	10	—	—	1	9
	Below investment grade	2,307	13	43	53	2,284
Total Fixed Maturities		$71,738	$13	$8,891	$111	$80,505
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
Mortgage Loans by Region and Property Type

	March 31, 2021		December 31, 2020
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(in millions)
By Region:
U.S. Regions:
Pacific	$3,856	29%	$3,912	30%
Middle Atlantic	3,639	27	3,662	28
South Atlantic	1,290	10	1,290	10
East North Central	1,124	8	1,122	8
Mountain	1,032	8	1,026	8
West North Central	865	6	875	7
West South Central	689	5	690	5
New England	626	5	511	3
East South Central	146	1	152	1
Total U.S.	$13,267	99%	$13,240	100%
Other Regions:
Europe	$87	1%	$—	—%
Total Other	$87	1	$—	—
Total Mortgage Loans	$13,354	100%	$13,240	100%

By Property Type:
Office	$4,054	30%	$4,131	31%
Multifamily	4,062	31	4,027	30
Agricultural loans	2,705	20	2,732	21
Retail	837	6	742	6
Industrial	787	6	787	6
Hospitality	477	4	477	4
Other	432	3	344	2
Total Mortgage Loans	$13,354	100%	$13,240	100%

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
Sources and Uses of Holding Company Highly Liquid Assets
The following table sets forth Holdings’ principal sources and uses of highly liquid assets for the periods indicated.

	Three Months Ended March 31,
	2021	2020
	(in millions)
Highly Liquid Assets, beginning of period	$3,088	1,589
Dividends from subsidiaries	234	263
Repayment of surplus note including interest	—	—
Capital contributions to subsidiaries	(5)	(135)
Total Business Capital Activity	229	128

Purchase of treasury shares	(430)	(205)
Shareholder dividends paid	(74)	(69)
Total Share Repurchases, Dividends and Acquisition Activity	(504)	(274)
Issuance of preferred stock	293	—
Preferred stock dividend	(13)	(13)
Total Preferred Stock Activity	280	(13)

Repayment of long-term debt	(280)	—
Total External Debt Activity	(280)	—

Repayments of loans from affiliates	—	—
Proceeds from loans from affiliates	—	—
Issuance of loans to affiliates	—	—
Net decrease (increase) in loans to affiliates	50	(270)
Total Affiliated Debt Activity	50	(270)

	Three Months Ended March 31,
	2021	2020
	(in millions)

Interest paid on external debt and P-Caps	(36)	(12)
Others, net	(100)	(25)
Total Other Activity	(136)	(37)

Net increase (decrease) in highly liquid assets	(360)	(466)
Highly Liquid Assets, end of period	$2,728	$1,123

During the three months ended March 31, 2021, Holdings’ liquid assets decreased by $360 million. The decreases are primarily due to $504 million in shareholders return including share repurchases and dividends and $280 million of debt repayments related to a partial redemption of our 2023 Senior Unsecured Notes. The decreases were partially offset by increases related to $234 million of dividends from our subsidiaries and $293 million in Preferred Stock issuance.
Cash Distributions from Our Subsidiaries
In 2021, Holdings and certain of its subsidiaries received cash distributions from AB of $183 million and $65 million in dividends from Equitable Advisors.
Distributions from Insurance Subsidiaries
Our insurance companies are subject to limitations on the payment of dividends and other transfers of funds to Holdings and other affiliates under applicable insurance law and regulation. Also, more generally, the ability of our insurance subsidiaries to pay dividends can be affected by market conditions and other factors beyond our control.
Under New York insurance law applicable to Equitable Financial, a domestic stock life insurer may not, without prior approval of the NYDFS, pay a dividend to its stockholders exceeding an amount calculated based on a statutory formula. Due to the formula not fully reflecting hedging benefits, in 2021 the formula does not permit Equitable Financial to pay shareholder dividends without the prior approval or non-disapproval from the NYDFS. Equitable Financial’s 2020 dividend capacity of $2.1 billion was approximately double the annual cash distribution in the past few years. In anticipation of such outcome, Equitable Financial distributed the remaining 2020 capacity of $0.9 billion to Holdings in December 2020, having already distributed $1.2 billion in May 2020. Holdings’ current cash and liquid assets will adequately support its 2021 capital management program.
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

As of March 31, 2021, Holdings and its non-insurance company subsidiaries hold approximately 167.5 million AB Units, 4.1 million AB Holding Units and the 1% General Partnership interest in ABLP, while 2.6 million AB Units continue to be held by Equitable America. Because Equitable America is subject to regulatory restrictions on the amount of dividends it may pay, distributions it receives from AB may not be distributable to Holdings.
As of March 31, 2021, the ownership structure of ABLP, including AB Units outstanding as well as the general partner’s 1% interest, was as follows:

Owner	Percentage Ownership
EQH and its subsidiaries	62.8%
AB Holding	36.5%
Unaffiliated holders	0.7%
Total	100.0%
Including both the general partnership and limited partnership interests in AB Holding and ABLP, Holdings and its subsidiaries had an approximate 64% economic interest in AB as of March 31, 2021.

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
The Credit Facility and LOC Facilities contain certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries and the dollar amount of secured indebtedness that may be incurred by us, which could restrict our operations and use of funds. The right to borrow funds under the Credit Facility and LOC Facilities is subject to the fulfillment of certain conditions, including compliance with all covenants, and the ability to borrow thereunder is also subject to the continued ability of the lenders that are or will be parties to the facilities to provide funds. As of March 31, 2021, we were in compliance with these covenants”.
Contingent Funding Arrangements
For information regarding activity pertaining to our contingent funding arrangements, see “Commitments and Contingent Liabilities” Note 12 of the Notes to Consolidated Financial Statements in this Form 10-Q.
Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock
For information pertaining to our Series A, Series B and Series C Preferred Stock see Note 10 of the Notes to the Consolidated Financial Statements.
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
For information regarding activity pertaining to common and preferred dividends declared and paid, see Note 10 of the Notes to the Consolidated Financial Statements.
Share Repurchase Programs
For information regarding activity pertaining to share repurchase programs, see Note 10 of the Notes to Consolidated Financial Statements.
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
FHLB Membership
Equitable Financial is a member of the FHLB, which provides Equitable Financial with access to collateralized borrowings and other FHLB products. As of March 31, 2021, we had $9.1 billion of short-term outstanding funding agreements and $1.1 billion of long-term outstanding funding agreements issued to the FHLB and had posted $6.7 billion securities as collateral for funding agreements. In addition, Equitable Financial implemented a hedge to lock in the funding agreements borrowing rate, and $6 million of hedge impact was reported as funding agreement carrying value.
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
AB Short-term Debt
AB Commercial Paper
As of March 31, 2021 and December 31, 2020, AB had no commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings for the commercial paper outstanding in 2021 was $120 million with a weighted average interest rate of 0.2%. Average daily borrowings for the commercial paper in 2020 was $83 million with a weighted average interest rate of 0.4%.
AB Revolver Credit Facility
AB has a $200 million committed, unsecured senior revolving credit facility (the "AB Revolver") with a leading international bank, which matures on November 16, 2021. The Revolver is available for AB's and SCB LLC's business purposes,including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC's operations. Both AB and SCB LLC can draw directly under the Revolver and management expects to draw on the Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Revolver. The Revolver contains affirmative, negative and financial covenants that are identical to those of the Credit Facility. Borrowings under the Revolver bear interest at a rate per annum, which will be, at AB's option, a rate equal to an applicable margin, which is subject to adjustment based on the credit ratings of AB, plus one of the following indices: London Interbank Offered Rate; a floating base rate; or the Federal Funds rate. As of March 31, 2021 and December 31, 2020, AB had no amounts outstanding under the AB Revolver. Average daily borrowings for 2021 and 2020 were $26 million and $17 million, respectively, with weighted average interest rates of 1.1% and 1.6%, respectively.
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
The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of March 31, 2021, AB was in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.
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
As of March 31, 2021 and December 31, 2020, AB had no amounts outstanding under the AB Credit Facility. During the periods ended March 31, 2021 and December 31, 2020, AB and SCB LLC did not draw upon the AB Credit Facility.
In addition, SCB LLC currently has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit borrowing up to an aggregate of approximately $165 million, with AB named as an additional borrower, while the other line has no stated limit. As of March 31, 2021 and December 31, 2020, SCB LLC had no outstanding balance on these lines of credit. SCB LLC did not draw on these lines of credit during the first three months of 2021. Average daily borrowings during the full year 2020 were $1 million with a weighted average interest rate of approximately 1.6%.
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
As of March 31, 2021 and December 31, 2020, AB had $625 million and $675 million, respectively, outstanding under the EQH Facility with interest rates of approximately 0.2% and 0.2%, respectively. Average daily borrowing of the EQH Facility during 2021 and 2020 were $622 million and $471 million, respectively, with a weighted average interest rate of approximately 0.2% and 0.5% respectively.
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
As of March 31, 2021 and December 31, 2020, AB had no outstanding balance on the EQH Uncommitted Facility. During the periods ended March 31, 2021 and December 31, 2020, AB did not draw upon the EQH Uncommitted Facility

Statutory Capital of Our Insurance Subsidiaries
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
Borrowings
Our financial strategy going forward will remain subject to market conditions and other factors. For example, we may from time to time enter into additional bank or other financing arrangements, including public or private debt, structured facilities and contingent capital arrangements, under which we could incur additional indebtedness.
The following table sets forth the Company’s total consolidated borrowings. Short-term and long-term debt consists of the following:

	March 31,	December 31,
	2021	2020
	(in millions)
Short-term debt:
CLO Warehousing Debt	$185	$—
Total short-term debt	185	—
Long-term debt:
Senior Notes (5.0%, due 2048)	1,481	1,481
Senior Notes (4.35%, due 2028)	1,489	1,489
Senior Notes (3.9%, due 2023) (1)	518	796
Senior Debentures, (7.0%, due 2028)	349	349
Total long-term debt	3,837	4,115
Total short-term and long-term debt	$4,022	$4,115

______________
(1)During February 2021 the Company partially redeemed approximately $280 million of the aggregate principal amount of the 2023 Senior Unsecured Notes. As a result of the partial debt redemption, the Company recorded interest expense of $22 million.

Notes and Debentures
The Senior Notes and Senior Debentures contain customary affirmative and negative covenants, including a limitation on certain liens and a limit on the Company’s ability to consolidate, merge or sell or otherwise dispose of all or substantially all of its assets. The Senior Notes and Senior Debentures also include customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding Senior Notes and Senior Debentures may be accelerated. As of March 31, 2021, the Company is in compliance with all debt covenants.
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

	AM Best	S&P	Moody’s
Last review date	Jan '21	Oct '20	Oct '20
Financial Strength Ratings:
Equitable Financial Life Insurance Company	A	A+	A2
Equitable Financial Life Insurance Company of America	A	A+	A2
Credit Ratings:
Equitable Holdings, Inc.		BBB+	Baa2
Last review date		Sept '20	Oct '20
AllianceBernstein L.P.		A	A2

SUPPLEMENTARY INFORMATION
We are involved in a number of ventures and transactions with AXA and certain of its affiliates. See Note 12 in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2020.
Contractual Obligations
Our consolidated contractual agreements include policyholder obligations, long-term debt, commercial paper, employee benefits, operating leases and various funding commitments. See “Supplementary Information – Contractual Obligations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.
Off-Balance Sheet Arrangements
As of March 31, 2021, we were not a party to any off-balance sheet transactions other than those Guarantees and Commitments described in Note 12 of the Notes to the Consolidated Financial Statements.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in our consolidated financial statements included elsewhere herein. For a discussion of our significant accounting policies, see Note 2 to the Company’s consolidated financial statements included in our 2020 Form 10-K. The most critical estimates include those used in determining:

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
Item 3.      Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative disclosures about market risk described in the Annual Report on Form 10-K for the year ended December 31, 2020 in "Quantitative and Qualitative Disclosures About Market Risk".

Item 4.     Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were effective.
No change in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the three months ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 12 of the Notes to the Consolidated Financial Statements (unaudited) in this Form 10-Q. See “Risk Factors—Legal proceedings and Regulatory Risks—Legal and regulatory actions in our Form 10-K for the year ended December 31, 2020.
Item 1A. Risk Factors
You should carefully consider the risks described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2020. Risks to which we are subject include, but are not limited to, the factors mentioned under “Note Regarding Forward-Looking Statements and Information” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q. The following should be read in conjunction with and supplements and amends the section titled “Risk Factors” in our Annual Report on Form 10-K.
Potential strategic transactions
We may consider potential strategic transactions, including acquisitions, dispositions, mergers, joint ventures and similar transactions. These transactions may not be effective and could result in decreased earnings and harm to our competitive position. In addition, these transactions, if undertaken, may involve a number of risks and present financial, managerial and operational challenges. Furthermore, strategic transactions may require us to increase our leverage or, if we issue shares to fund an acquisition, would dilute the holdings of the existing stockholders. Any of the above could cause us to fail to realize the benefits anticipated from any such transaction.
On October 27, 2020, Holdings entered into a Master Transaction Agreement with Venerable Insurance and Annuity Company and Venerable Holdings, Inc. The closing of the transaction is subject to conditions, including the receipt of required regulatory approvals. No assurance can be given as to whether and when such conditions will be satisfied. A delay in the closing of the transaction may negatively impact the expected results from the transaction. In addition, if the transaction is completed, the actual financial results of the transaction could differ materially from our expectations and may be impacted by items not taken into account in our forecasts and calculations. For example, with the continued rise in interest rates and equity markets, and reserve reduction following the Venerable transaction, Equitable Financial’s statutory reserve post-transaction could be floored at the aggregate cash surrender value of its variable annuity contracts. This would require Equitable Financial to hold statutory reserves in excess of what would otherwise be required. Equitable Financial hedges to its economic liabilities which are valued on a fair-value basis. Due to the statutory accounting treatment, the changes in the value of the derivatives are recognized in the period in which they occur while the offsetting changes in the reserves are recognized over time. As a result of this uneconomic statutory accounting asymmetry, Equitable Financial’s statutory RBC ratio and dividend capacity could be adversely impacted. The Company is considering management actions including corporate transactions to mitigate this impact. For more information on the Venerable transaction, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Reinsurance of Legacy Variable Annuity Block and Sale of Runoff Variable Annuity Reinsurance Entity.”
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Holdings during the three months ended March 31, 2021, of its common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
1/1/21 through 1/31/21	5,501,618	$24.72	5,501,618	$438,612
2/1/21 through 2/28/21	1,165,903	$38.15	1,165,903	$989,957,971
3/1/21 through 3/31/21	7,803,893	$31.97	7,803,893	$700,503,365
Total	14,471,414	$29.71	14,471,414	$700,503,365
_____________
(1)On February 17, 2021, Holdings’ Board of Directors authorized a new $1 billion share repurchase program.
See Note 10 to the Notes to Consolidated Financial Statements for ASR transaction detail during the three months ended March 31, 2021.

Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.      Other Information
None.

Item 6.     Exhibits

Number		Description and Method of Filing
3.1		Certificate of Designations with respect to the Series C Preferred Stock of the Company, dated January 6, 2021 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on January 6, 2021).
3.2		Fourth Amended and Restated By-laws of Equitable Holdings, Inc. (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on February 17, 2021).
10.1		Amendment No.1 to Revolving Credit Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Banks (as defined therein) party thereto (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on March 26, 2021).
10.2		Amendment No. 1 to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Natixis, New York Branch (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on March 26, 2021).
10.3		Amendment No. 1 to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and HSBC Bank USA, National Association (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on March 26, 2021).
10.4		Amendment No. 1 to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Citibank Europe PLC (incorporated by reference to Exhibit 10.4 to our Form 8-K filed on March 26, 2021).
10.5		Amendment No. 1 to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Credit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.5 to our Form 8-K filed on March 26, 2021).
10.6		Amendment No. 1 to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Barclays Bank PLC (incorporated by reference to Exhibit 10.6 to our Form 8-K filed on March 26, 2021).
10.7		Amendment No. 1 to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.7 to our Form 8-K filed on March 26, 2021).
10.8		Second Amendment to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Landesbank Hessen-Thüringen Girozentrale, acting through its New York Branch (incorporated by reference to Exhibit 10.8 to our Form 8-K filed on March 26, 2021).
10.9		Amendment No. 1 to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Commerzbank AG, New York Branch (incorporated by reference to Exhibit 10.9 to our Form 8-K filed on March 26, 2021).
31.1	#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101).
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
•“BPs” means basis points
•“CDS” means credit default swaps
•“CLO” means collateralized loan obligation
•“COI” means cost of insurance
•“COLI” means corporate owned life insurance
•“Company” means Equitable Holdings, Inc. with its consolidated subsidiaries
•“CS Life” means Corporate Solutions Life Reinsurance Company, a Delaware corporation and a wholly-owned direct subsidiary of Holdings.
•“CS Life RE” means CS Life RE Company, an Arizona corporation and a wholly-owned indirect subsidiary of Holdings.
•“CSA” means credit support annex
•“CTE” means conditional tail expectation
•“DAC” means deferred policy acquisition costs
•“DI” means disability income
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
•“FHLB” means Federal Home Loan Bank
•“FYP” means first year premium and deposits
•The “General Partner” means AllianceBernstein Corporation, a Delaware corporation and the general partner of AB Holding and ABLP.
•“GUL” means guaranteed universal life
•“HFS” means held-for-sale
•“Holdings” means Equitable Holdings, Inc.
•“HTM” means held-to-maturity
•“IPO” means initial public offering
•“ISDA Master Agreement” means International Swaps and Derivatives Association Master Agreement

•“IUL” means indexed universal life
•“IUS” means Investments Under Surveillance

•“LIBOR” means London Interbank Offered Rate
•“LTV” means loan-to-value
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
•“PFBL” means profits followed by losses
•“REIT” means real estate investment trusts
•“SCB LLC” means Sanford C. Bernstein & Co., LLC, a registered investment adviser and broker-dealer.
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
•“SVO” means Securities Valuation Office
•“TDRs” means troubled debt restructurings
•“TIPS” means treasury inflation-protected securities
•“U.S. GAAP” means accounting principles generally accepted in the United States of America
•“UL” means universal life
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

Date: May 6, 2021	EQUITABLE HOLDINGS, INC.

	By:	/s/ Robin M. Raju
		Name:	Robin M. Raju
		Title:	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 6, 2021		/s/ William Eckert
		Name:	William Eckert
		Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)