Form 10-Q
period 2021-06-30
Equitable Holdings, Inc.
filed 2021-08-05
CIK 1333986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 3, 2021, 412,324,232 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

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

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

EQUITABLE HOLDINGS, INC.
Consolidated Balance Sheets
June 30, 2021 (Unaudited) and December 31, 2020

	June 30,	December 31,
	2021	2020
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $70,419 and $72,867) (allowance for credit losses of $25 and $13)	$75,755	$81,638
Fixed maturities, at fair value using the fair value option (1)	941	389
Mortgage loans on real estate (net of allowance for credit losses of $63 and $81)	13,384	13,159
Policy loans	4,048	4,118
Other equity investments (1)	2,563	1,502
Trading securities, at fair value	1,038	5,553
Other invested assets (1)	2,738	2,728
Total investments	100,467	109,087
Cash and cash equivalents (1)	5,761	6,179
Cash and securities segregated, at fair value	1,073	1,753
Broker-dealer related receivables	2,474	2,223
Deferred policy acquisition costs	4,838	4,243
Goodwill and other intangible assets, net	4,739	4,737
Amounts due from reinsurers (allowance for credit losses of $5 and $5)	14,462	4,566
GMIB reinsurance contract asset, at fair value	2,026	2,488
Current and deferred income taxes	428	—
Other assets (1)	4,149	3,701
Assets held-for-sale	—	470
Separate Accounts assets	145,565	135,950
Total Assets	$285,982	$275,397
LIABILITIES
Policyholders’ account balances	$75,169	$66,820
Future policy benefits and other policyholders' liabilities	36,835	39,881
Broker-dealer related payables	1,643	1,443
Customer related payables	2,942	3,417
Amounts due to reinsurers	1,377	1,381
Short-term and long-term debt	3,920	4,115
Current and deferred income taxes	—	749
Notes issued by consolidated variable interest entities, at fair value using the fair value option (1)	746	313
Other liabilities (1)	4,439	3,686
Liabilities held-for-sale	—	322
Separate Accounts liabilities	145,565	135,950
Total Liabilities	$272,636	$258,077
Redeemable noncontrolling interest (1) (2)	$42	$143
Commitments and contingent liabilities (Note 12)
EQUITY
Equity attributable to Holdings:
Preferred stock and additional paid-in capital, $1 par value and $25,000 liquidation preference	$1,562	$1,269
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 540,539,096 and 552,896,328 shares issued, respectively; 420,325,959 and 440,776,011 shares outstanding, respectively	5	5
Additional paid-in capital	1,980	1,985
Treasury stock, at cost, 120,213,137 and 112,120,317 shares, respectively	(2,537)	(2,245)
Retained earnings	8,739	10,699
Accumulated other comprehensive income (loss)	1,983	3,863
Total equity attributable to Holdings	11,732	15,576
Noncontrolling interest	1,572	1,601
Total Equity	13,304	17,177
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$285,982	$275,397
____________
(1) See Note 2 for details of balances with VIEs.
(2) See Note 11 for details of redeemable noncontrolling interest.
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Income (Loss)
For the Three and Six Months Ended June 30, 2021 and 2020 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$939	$877	$1,888	$1,873
Premiums	241	244	499	533
Net derivative gains (losses)	(1,199)	(6,038)	(3,745)	3,362
Net investment income (loss)	1,033	1,022	1,917	1,651
Investment gains (losses), net:
Credit losses on Available for Sale debt securities and loans	5	(31)	6	(43)
Other investment gains (losses), net	415	200	598	216
Total investment gains (losses), net	420	169	604	173
Investment management and service fees	1,318	1,052	2,575	2,188
Other income	198	124	365	279
Total revenues	2,950	(2,550)	4,103	10,059

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	828	736	1,767	3,512
Interest credited to policyholders’ account balances	309	307	600	624
Compensation and benefits	568	469	1,148	995
Commissions and distribution-related payments	397	302	779	640
Interest expense	51	48	125	100
Amortization of deferred policy acquisition costs	106	162	193	1,465
Other operating costs and expenses	447	434	1,055	872
Total benefits and other deductions	2,706	2,458	5,667	8,208
Income (loss) from continuing operations, before income taxes	244	(5,008)	(1,564)	1,851
Income tax (expense) benefit	(21)	1,075	387	(359)
Net income (loss)	223	(3,933)	(1,177)	1,492
Less: Net income (loss) attributable to the noncontrolling interest	100	86	188	123
Net income (loss) attributable to Holdings	123	(4,019)	(1,365)	1,369
Less: Preferred stock dividends	26	10	39	23
Net income (loss) available to Holdings’ common shareholders	$97	$(4,029)	$(1,404)	$1,346

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$0.23	$(8.94)	$(3.27)	$2.95
Diluted	$0.23	$(8.94)	$(3.27)	$2.94
Weighted average common shares outstanding (in millions):
Basic	424.2	450.4	429.2	455.8
Diluted	428.3	450.4	429.2	457.1

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2021 and 2020 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$223	$(3,933)	$(1,177)	$1,492
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	1,220	1,614	(1,933)	3,044
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	22	22	55	50
Foreign currency translation adjustment	2	6	(4)	(15)
Total other comprehensive income (loss), net of income taxes	1,244	1,642	(1,882)	3,079
Comprehensive income (loss)	1,467	(2,291)	(3,059)	4,571
Less: Comprehensive income (loss) attributable to the noncontrolling interest	101	89	186	118
Comprehensive income (loss) attributable to Holdings	$1,366	$(2,380)	$(3,245)	$4,453
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Equity
For the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

	Three Months Ended June 30,
	Equity Attributable to Holdings
	Preferred Stock and Additional Paid-In Capital	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
		(in millions)
April 1, 2021	$1,562	$5	$1,928	$(2,300)	$8,758	$740	$10,693	$1,575	$12,268
Stock compensation	—	—	12	2	—	—	14	4	18
Purchase of treasury stock	—	—	(1)	(278)	—	—	(279)	—	(279)
Reissuance of treasury stock	—	—	—	—	(1)		(1)		(1)
Retirement of common stock	—	—	—	39	(39)	—	—	—	—
Repurchase of AB Holding units	—	—	—	—	—	—	—	(14)	(14)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(87)	(87)
Stockholder dividends (cash dividends declared per common share of $0.18)	—	—	—	—	(76)	—	(76)	—	(76)
Dividends on preferred stock	—	—	—	—	(26)	—	(26)		(26)
Net income (loss)	—	—	—	—	123	—	123	96	219
Issuance of preferred stock	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	1,243	1,243	1	1,244
Other	—	—	41	—	—	—	41	(3)	38
June 30, 2021	$1,562	$5	$1,980	$(2,537)	$8,739	$1,983	$11,732	$1,572	$13,304

April 1, 2020	$775	$5	$1,930	$(2,025)	$17,007	$2,289	$19,981	$1,554	$21,535
Stock compensation	—	—	15	2	—	—	17	2	19
Purchase of treasury stock	—	—	—	(24)	—	—	(24)	—	(24)
Reissuance of treasury stock	—	—	—	—	(2)	—	(2)	—	(2)
Repurchase of AB Holding units	—	—	(37)	—	—	—	(37)	(11)	(48)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(69)	(69)
Stockholder dividends (cash dividends declared per common share of $0.17)	—	—	—	—	(77)	—	(77)	—	(77)
Dividends on preferred stock	—	—	—	—	(10)	—	(10)	—	(10)
Purchase of AllianceBernstein Units from noncontrolling interest	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	(4,019)	—	(4,019)	61	(3,958)
Other comprehensive income (loss)	—	—	—	—	—	1,639	1,639	3	1,642
Other	—	—	30	—	—	—	30	—	30
June 30, 2020	$775	$5	$1,938	$(2,047)	$12,899	$3,928	$17,498	$1,540	$19,038

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Six Months Ended June 30, 2021 and 2020 (Unaudited)

	Six Months Ended June 30,
	Equity Attributable to Holdings
	Preferred Stock and Additional Paid-In Capital	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
	(in millions)
January 1, 2021	$1,269	$5	$1,985	$(2,245)	$10,699	$3,863	$15,576	$1,601	$17,177
Stock compensation	—	—	31	47	—	—	78	11	89
Purchase of treasury stock	—	—	(11)	(698)	—	—	(709)	—	(709)
Reissuance of treasury stock		—	—	—	(47)	—	(47)	—	(47)
Retirement of common stock	—	—	—	359	(359)	—	—	—	—
Repurchase of AB Holding units	—	—	—	—	—	—	—	(27)	(27)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(195)	(195)
Dividends on common stock (cash dividends declared per common share of $0.35)	—	—	—	—	(150)	—	(150)	—	(150)
Dividends on preferred stock	—	—	—	—	(39)	—	(39)	—	(39)
Issuance of preferred stock	293	—	—	—	—	—	293	—	293
Net income (loss)	—	—	—	—	(1,365)	—	(1,365)	184	(1,181)
Other comprehensive income (loss)	—	—	—	—	—	(1,880)	(1,880)	(2)	(1,882)
Other	—	—	(25)	—	—	—	(25)	—	(25)
June 30, 2021	$1,562	$5	$1,980	$(2,537)	$8,739	$1,983	$11,732	$1,572	$13,304

January 1, 2020	$775	$5	$1,920	$(1,832)	$11,744	$844	$13,456	$1,591	$15,047
Cumulative effect of adoption of ASU 2016-03, Current Expected Credit Loss	—	—	—	—	(30)	—	(30)	—	(30)
Stock compensation	—	—	29	15	—	—	44	5	49
Purchase of treasury stock	—	—	—	(230)	—	—	(230)	—	(230)
Reissuance of treasury stock	—	—	—	—	(15)	—	(15)	—	(15)
Repurchase of AB Holding units	—	—	(31)	—	—	—	(31)	(17)	(48)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(162)	(162)
Dividends on common stock (cash dividends declared per common share of $0.32)	—	—	—	—	(146)	—	(146)	—	(146)
Dividends on preferred stock	—	—	—	—	(23)	—	(23)	—	(23)
Net income (loss)	—	—	—	—	1,369	—	1,369	128	1,497
Other comprehensive income (loss)	—	—	—	—	—	3,084	3,084	(5)	3,079
Other	—	—	20	—	—	—	20	—	20
June 30, 2020	$775	$5	$1,938	$(2,047)	$12,899	$3,928	$17,498	$1,540	$19,038

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2021 and 2020 (Unaudited)

	Six Months Ended June 30,
	2021	2020
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(1,177)	$1,492
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	600	624
Policy charges and fee income	(1,888)	(1,873)
Net derivative (gains) losses	3,745	(3,362)
Credit losses on AFS debt securities and loans	(6)	43
Investment (gains) losses, net	(596)	(266)
(Gains) losses on businesses HFS	(2)	50
Realized and unrealized (gains) losses on trading securities	33	(130)
Non-cash long term incentive compensation expense	65	33
Non-cash pension plan restructuring	—	—
Amortization and depreciation	248	1,540
Equity (income) loss from limited partnerships	(217)	60
Changes in:
Net broker-dealer and customer related receivables/payables	(724)	704
Reinsurance recoverable (1)	(696)	(292)
Segregated cash and securities, net	680	(787)
Capitalization of deferred policy acquisition costs	(406)	(341)
Future policy benefits	35	1,807
Current and deferred income taxes	(678)	478
Other, net	389	(328)
Net cash provided by (used in) operating activities	$(595)	$(548)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$20,638	$7,595
Fixed maturities, at fair value using the fair value option	410	—
Mortgage loans on real estate	543	383
Trading account securities	4,637	899
Short term investments	81	938
Other	1,053	189
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(26,519)	(11,832)
Fixed maturities, at fair value using the fair value option	(724)	—
Mortgage loans on real estate	(741)	(860)
Trading account securities	(145)	(354)
Short term investments	(5)	(651)
Other	(1,679)	(266)
Cash from the sale of business, net of cash sold	215	164
Cash settlements related to derivative instruments	(6,100)	5,004
Repayments of loans to affiliates	—	—
Investment in capitalized software, leasehold improvements and EDP equipment	(52)	(28)
Other, net	97	381
Net cash provided by (used in) investing activities	$(8,291)	$1,562

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2021 and 2020 (Unaudited)

	Six Months Ended June 30,
	2021	2020
	(in millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$9,989	$4,599
Withdrawals	(3,118)	(2,029)
Transfers (to) from Separate Accounts	957	873
Change in short-term financings	82	—
Change in collateralized pledged assets	67	60
Change in collateralized pledged liabilities	1,267	239
(Decrease) increase in overdrafts payable	9	17
Repayment of long-term debt	(280)	—
Proceeds from notes issued by consolidated VIEs	433	—
Dividends paid on common stock	(150)	(146)
Dividends paid on preferred stock	(39)	(23)
Issuance of preferred stock	293	—
Purchases of AB Holding Units to fund long-term incentive compensation plan awards	(75)	(48)
Purchase of treasury shares	(709)	(230)
Purchases (redemptions) of noncontrolling interests of consolidated company-sponsored investment funds	(79)	(269)
Distribution to noncontrolling interest of consolidated subsidiaries	(195)	(162)
Other, net	(22)	10
Net cash provided by (used in) financing activities	$8,430	$2,891

Effect of exchange rate changes on cash and cash equivalents	$(1)	$(11)
Change in cash and cash equivalents	(457)	3,894
Cash and cash equivalents, beginning of year	6,179	4,405
Change in cash of businesses held-for-sale	39	65
Cash and cash equivalents, end of year	$5,761	$8,364

Non-cash transactions from investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$45	$16
Transfer of assets to reinsurer	$(9,023)	$—
__________
(1) Amount includes cash paid for Venerable transaction of $494 million . (see Note 1 Organization).

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
As of June 30, 2021 and December 31, 2020 the Company’s economic interest in AB was approximately 65% for both periods. The General Partner of AB is a wholly-owned subsidiary of the Company. Because the General Partner has the authority to manage and control the business of AB, AB is consolidated in the Company’s financial statements for all periods presented.
On June 1, 2021, Holdings completed its previously announced sale (the “Transaction”) of Corporate Solutions Life Reinsurance Company, an insurance company domiciled in Delaware and wholly owned subsidiary of the Company (“CSLRC”), to Venerable Insurance and Annuity Company, an insurance company domiciled in Iowa (“VIAC”), pursuant to the Master Transaction Agreement, dated October 27, 2020 (the “Master Transaction Agreement”), among the Company, VIAC and, solely with respect to Article XIV thereof, Venerable Holdings, Inc., a Delaware corporation (“Venerable”).
Pursuant to the Master Transaction Agreement, immediately prior to the closing of the Transaction, CSLRC effected the recapture of all of the business that was ceded to CS Life Re Company, an insurance company domiciled in Arizona and wholly owned subsidiary of CSLRC (“Reinsurance Subsidiary”), and sold 100% of the equity of the Reinsurance Subsidiary to another wholly owned subsidiary of the Company.
VIAC paid the Company a cash purchase price of $215 million for CSLRC at closing. The post-closing true-up adjustment is expected to be immaterial. VIAC also issued a surplus note in aggregate principal amount of $50 million to Equitable Financial Life Insurance Company, a New York-domiciled life insurance company and a wholly owned subsidiary of Holdings, for cash consideration.
Immediately following the closing of the Transaction, CSLRC and Equitable Financial entered into a coinsurance and modified coinsurance agreement (the “Reinsurance Agreement”), pursuant to which Equitable Financial ceded to CSLRC, on a combined coinsurance and modified coinsurance basis, legacy variable annuity policies sold by

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Equitable Financial between 2006-2008 (the “Block”), comprised of non-New York “Accumulator” policies containing fixed rate Guaranteed Minimum Income Benefit and/or Guaranteed Minimum Death Benefit guarantees. At the closing of the Transaction, CSLRC deposited assets supporting the general account liabilities relating to the Block into a trust account for the benefit of Equitable Financial, which assets will secure its obligations to Equitable Financial under the Reinsurance Agreement. At the closing of the Transaction, AllianceBernstein L.P., a subsidiary of the Company (“AB”), entered into an investment advisory agreement with CSLRC pursuant to which AB will serve as the preferred investment manager of the general account assets transferred to the trust account. The Company transferred assets of $9.5 billion, including primarily available for sale securities and cash, to a collateral trust account as the consideration for the reinsurance transaction. In addition, the Company recorded $9.6 billion of direct insurance liabilities ceded under the reinsurance contract, of which $5.3 billion is accounted at fair value, as the reinsurance of GMxB with no lapse guarantee riders are embedded derivatives. Additionally, $16.9 billion of Separate Account liabilities were ceded under a modified coinsurance portion of the agreement.
In addition, upon the completion of the Transaction, Equitable Investment Management Group, LLC, a wholly owned subsidiary of the Company, acquired an approximate 9.09% equity interest in Venerable’s parent holding company, VA Capital Company LLC. In connection with such investment, Equitable Investment Management Group, LLC will have the right to designate a member of the Board of Managers of VA Capital Company LLC.

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
All significant intercompany transactions and balances have been eliminated in consolidation. The terms “second quarter 2021” and “second quarter 2020” refer to the three months ended June 30, 2021 and 2020, respectively. The terms “first six months of 2021” and “first six months of 2020” refer to the six months ended June 30, 2021 and 2020, respectively.
Certain prior year amounts have been reclassified to conform to the current year’s presentation.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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
COLI has been purchased by the Company and certain subsidiaries on the lives of certain key employees and the Company and these subsidiaries are named as beneficiaries under these policies. COLI is carried at the cash surrender value of the policies. As of June 30, 2021 and December 31, 2020, the carrying value of COLI was $999 million and $992 million, respectively, and is reported in Other invested assets in the consolidated balance sheets.
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
The Company has designated certain derivatives it uses to economically manage asset/liability risk in relationships which qualify for hedge accounting. To qualify for hedge accounting, we formally document our designation at inception of the hedge relationship as a cash flow, fair value or net investment hedge. This documentation includes our risk management objective and strategy for undertaking the hedging transaction. The Company identifies how the hedging instrument is expected to offset the designated risks related to the hedged item and the method that will be used to retrospectively and prospectively assess the hedge effectiveness. To qualify for hedge accounting, a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed and documented at inception and periodically throughout the life of the hedge accounting relationship.
The Company does not exclude any components of the hedging instrument from the effectiveness assessments and therefor does not separately measure or account for any excluded components of the hedging instrument.
While in cash flow hedge relationships, any periodic net receipts and payments from the hedging instrument are included in the income or expense line that the hedged item’s periodic income or expense is recognized. Other changes

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
in the fair value of the hedging instrument while in a cash flow hedging relationship are reported within OCI. These amounts are deferred in AOCI until they are reclassified to Net income (loss). The reclassified amount offsets the effect of the cash flows on Net income (loss) in the same period when the hedged item affects earnings and on the same line as the hedged item.
We discontinue cash flow hedge accounting prospectively when the Company determines: (1) the hedging instrument is no longer highly effective in offsetting changes in the cash flow from the hedged risk, (2) the hedged item is no longer probable of occurring within two months of their forecast, or (3) the hedging instrument is otherwise redesignated from the hedging relationship. Changes in the fair value of the derivative after discontinuation of cash flow hedge accounting are accounted for as freestanding derivative positions not designated to hedge accounting relationships unless and until the derivative is redesignated to a hedge accounting relationship. When cash flow hedge accounting is discontinued the amounts deferred in AOCI during the hedge relationship continue to be deferred in AOCI, as long as the hedged items continue to be probable of occurring within two months of their forecast, until the hedged item affects Net income (loss). Any amount deferred in AOCI for hedged items which are no longer probable of occurring within two months of their forecast will be reclassified to “net derivative gains (losses)” at that time.
The Company is a party to financial instruments and other contracts that contain “embedded” derivative instruments. At inception, the Company assesses whether the economic characteristics of the embedded instrument are “clearly and closely related” to the economic characteristics of the remaining component of the “host contract” and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. Once those criteria are assessed, if necessary, the resulting embedded derivative is bifurcated from the host contract, carried in the consolidated balance sheets at fair value, and changes in its fair value are recognized immediately and captioned in the consolidated statements of income (loss) according to the nature of the related host contract. For certain financial instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, the Company instead may elect to carry the entire instrument at fair value.
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
For reinsurance of existing in-force blocks of long-duration contracts that transfer significant insurance risk, the difference, if any, between the amounts paid (received), and the liabilities ceded (assumed) related to the underlying contracts is considered the net cost of reinsurance at the inception of the reinsurance agreement. The net cost of reinsurance is recorded as an adjustment and recognized as a component of other expenses on a basis consistent with the expected life of the underlying reinsured contracts. Subsequent amounts paid (received) on the reinsurance of in-force blocks, as well as amounts paid (received) related to new business, are recorded as premiums ceded (assumed); and amounts due from reinsurers (amounts due to reinsurers) are established.
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
Premiums, policy charges and fee income, and policyholders’ benefits include amounts assumed under reinsurance agreements and are net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in other revenues. With respect to GMIBs, a portion of the directly written GMIBs are accounted for as insurance liabilities, but the associated reinsurance agreements contain embedded derivatives as they are net settled. These embedded derivatives are included in GMIB reinsurance contract asset, at fair value with changes in estimated fair value reported in net derivative gains (losses). Separate Account liabilities that have been ceded on a Modified coinsurance (Modco) basis, receivable and payable have been recognized on a net basis as right of set off exists.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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
Consolidated VIEs
Consolidated CLOs
The Company is the investment manager of certain asset-backed investment vehicles, commonly referred to as CLOs, and certain other vehicles for which the Company earns fee income for investment management services. The Company may sell or syndicate investments through these vehicles, principally as part of the strategic investing activity as part of its investment management businesses. Additionally, the Company may invest in securities issued by these vehicles which are eliminated in consolidation of the CLOs.
As of June 30, 2021 and December 31, 2020, respectively, Equitable Financial holds $75 million and $38 million of equity interests in the CLOs. The Company consolidated the CLOs as of June 30, 2021 and December 31, 2020 as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the CLOs loan manager. The assets of the CLOs are legally isolated from the Company’s creditors and can only be used to settle obligations of the CLOs. The liabilities of the CLOs are non-recourse to the Company and the Company has no obligation to satisfy the liabilities of the CLOs. As of June 30, 2021, Equitable Financial holds $37 million of equity interests in a newly formed SPE established to purchase loans from the market in anticipation of a new CLO transaction. The Company consolidated the SPE as of June 30, 2021 as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the SPE loan manager.
Resulting from this consolidation in the Company’s consolidated balance sheets are fixed maturities, at fair value using the fair value option with total assets of $941 million and $389 million notes issued by consolidated variable interest entities, at fair value using the fair value option with total liabilities of $746 million and $313 million at June 30, 2021 and December 31, 2020, respectively. The unpaid outstanding principal balance of the notes and short-term borrowing is $811 million and $362 million at June 30, 2021 and December 31, 2020.
Consolidated Limited Partnerships and LLCs
As of June 30, 2021 and December 31, 2020 the Company consolidated limited partnerships and LLCs for which it was identified as the primary beneficiary under the VIE model. Included in Other invested assets, Mortgage loans on real estate and Other equity investments in the Company’s consolidated balance sheets at June 30, 2021 and December 31, 2020 are total assets of $184 million and $12 million, respectively related to these VIEs.
Consolidated AB-Sponsored Investment Funds

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Included in the Company’s consolidated balance sheet as of June 30, 2021 and December 31, 2020 are assets of $206 million and $284 million, liabilities of $11 million and $8 million, and redeemable noncontrolling interests of $18 million and $83 million, respectively, associated with the consolidation of AB-sponsored investment funds under the VIE model. Also included in the Company’s consolidated balance sheets as of June 30, 2021 and December 31, 2020 are assets of $0 million and $68 million, liabilities of $0 million and $23 million, and redeemable noncontrolling interests of $0 million and $20 million, respectively, from consolidation of AB-sponsored investment funds under the VOE model. The assets of these consolidated funds are presented within other invested assets and cash and cash equivalents, and liabilities of these consolidated funds are presented with other liabilities in the Company’s consolidated balance sheets; ownership interests not held by the Company relating to consolidated VIEs and VOEs are presented either as redeemable or non-redeemable noncontrolling interests, as appropriate. Redeemable noncontrolling interests are presented in mezzanine equity and non-redeemable noncontrolling interests are presented within permanent equity. The Company is not required to provide financial support to these AB-sponsored investment funds, and only the assets of such funds are available to settle each fund’s own liabilities.
Non-Consolidated VIEs
As of June 30, 2021 and December 31, 2020 respectively, the Company held approximately $1.8 billion and $1.4 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including CLOs, hedge funds, private equity funds and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $197.3 billion and $165.9 billion as of June 30, 2021 and December 31, 2020 respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $1.8 billion and $1.4 billion and approximately $1.3 billion and $1.2 billion of unfunded commitments as of June 30, 2021 and December 31, 2020, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
Non-Consolidated AB-Sponsored Investment Products
As of June 30, 2021 and December 31, 2020, the net assets of investment products sponsored by AB that are non-consolidated VIEs are approximately $73.3 billion and $73.4 billion, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is its investment of $9 million and $7 million as of June 30, 2021 and December 31, 2020. The Company has no further commitments to or economic interest in these VIEs.
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
Impact of Assumption Updates

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
There were no assumption changes in the first and second quarters of 2021.
The net impact of the assumption update in the first six months of 2020 was an increase in policy charges and fee income of $46 million, an increase in policyholders’ benefits of $1.4 billion, a decrease in interest credited to policyholders’ account balances of $6 million, and an increase in amortization of DAC of $1.1 billion. This resulted in a decrease in income (loss) from operations, before income taxes of $2.5 billion and a decrease in net income (loss) of $2.0 billion.
Model Changes
There were no material model changes in the first and second quarters of 2021.
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

3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of June 30, 2021 was $483 million. There was no accrued interest written off for AFS fixed maturities for the three and six months ended June 30, 2021.
The following tables provide information relating to the Company’s fixed maturities classified as AFS.
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
June 30, 2021: (6)
Fixed Maturities:
Corporate (1)	$47,789	$25	$3,362	$131	$50,995
U.S. Treasury, government and agency	14,548	—	1,923	5	16,466
States and political subdivisions	550	—	86	2	634
Foreign governments	907	—	54	9	952
Residential mortgage-backed (2)	108	—	10	—	118
Asset-backed (3)	4,880	—	31	2	4,909
Commercial mortgage-backed	1,566	—	36	5	1,597
Redeemable preferred stock (5)	71	—	13	—	84
Total at June 30, 2021	$70,419	$25	$5,515	$154	$75,755

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
December 31, 2020: (4)
Fixed Maturities:
Corporate (1)	$53,160	$13	$5,104	$92	$58,159
U.S. Treasury, government and agency	12,675	—	3,448	5	16,118
States and political subdivisions	535	—	100	—	635
Foreign governments	1,011	—	98	6	1,103
Residential mortgage-backed (2)	130	—	13	—	143
Asset-backed (3)	3,587	—	29	5	3,611
Commercial mortgage-backed	1,148	—	55	—	1,203
Redeemable preferred stock	621	—	48	3	666
Total at December 31, 2020	$72,867	$13	$8,895	$111	$81,638
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
(6)Decrease in AFS Fixed Maturities as of June 30, 2021 is primarily due to transferred assets related to the Venerable transaction. For additional information on the Venerable transaction, see Note 1 - Organization of the Notes to Consolidated Financial Statements.
The contractual maturities of AFS fixed maturities as of June 30, 2021 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
June 30, 2021
Contractual maturities:
Due in one year or less	$2,172	$2,189
Due in years two through five	17,041	17,912
Due in years six through ten	17,650	19,012
Due after ten years	26,906	29,934
Subtotal	63,769	69,047
Residential mortgage-backed	108	118
Asset-backed	4,880	4,909
Commercial mortgage-backed	1,566	1,597
Redeemable preferred stock	71	84
Total at June 30, 2021	$70,394	$75,755

The following table shows proceeds from sales, gross gains (losses) from sales and credit losses for AFS fixed maturities for the three months and six months ended June 30, 2021 and 2020:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Proceeds from Sales, Gross Gains (Losses) from Sales and Credit Losses for AFS Fixed Maturities

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Proceeds from sales	$9,866	$2,947	$17,075	$4,767
Gross gains on sales	$557	$207	$848	$277
Gross losses on sales	$(38)	$(28)	$(154)	$(34)

Credit losses	$(6)	$(11)	$(12)	$(13)

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts.
AFS Fixed Maturities - Credit Loss Impairments

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Balance, beginning of period	$38	$23	$32	$21
Previously recognized impairments on securities that matured, paid, prepaid or sold	(3)	(2)	(3)	(2)
Recognized impairments on securities impaired to fair value this period (1)	—	—	—	—
Credit losses recognized this period on securities for which credit losses were not previously recognized	6	8	8	10
Additional credit losses this period on securities previously impaired	1	3	5	3
Increases due to passage of time on previously recorded credit losses	—	—	—	—
Accretion of previously recognized impairments due to increases in expected cash flows (for OTTI securities 2019 and prior)	—	—	—	—
Balance at June 30,	$42	$32	$42	$32
______________
(1)Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.
The tables that follow below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI.
Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, April 1, 2021	$3,466	$(947)	$(307)	$(465)	$1,747
Net investment gains (losses) arising during the period	2,293	—	—	—	2,293
Reclassification adjustment:
Included in Net income (loss)	(407)	—	—	—	(407)
Excluded from Net income (loss)	—	—	—	—	—
Other	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	(215)	(106)	(328)	(649)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Net unrealized investment gains (losses) excluding credit losses	5,352	(1,162)	(413)	(793)	2,984
Net unrealized investment gains (losses) with credit losses	9	(3)	(1)	(1)	4
Balance, June 30, 2021	$5,361	$(1,165)	$(414)	$(794)	$2,988

Balance, April 1, 2020	$5,306	$(921)	$(353)	$(847)	$3,185
Net investment gains (losses) arising during the period	3,614	—	—	—	3,614
Reclassification adjustment:
Included in Net income (loss)	(190)	—	—	—	(190)
Excluded from Net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	(600)	(682)	(450)	(1,732)
Net unrealized investment gains (losses) excluding credit losses	8,730	(1,521)	(1,035)	(1,297)	4,877
Net unrealized investment gains (losses) with credit losses	(2)	—	1	—	(1)
Balance, June 30, 2020	$8,728	$(1,521)	$(1,034)	$(1,297)	$4,876

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2021	$8,811	$(1,548)	$(1,065)	$(1,302)	$4,896
Net investment gains (losses) arising during the period	(2,836)	—	—	—	(2,836)
Reclassification adjustment:
Included in net income (loss)	(582)	—	—	—	(582)
Excluded from net income (loss)	—	—	—	—	—
Other (1)	(33)	—	—	—	(33)
Impact of net unrealized investment gains (losses)	—	384	652	508	1,544
Net unrealized investment gains (losses) excluding credit losses	5,360	(1,164)	(413)	(794)	2,989
Net unrealized investment gains (losses) with credit losses	1	(1)	(1)	—	(1)
Balance, June 30, 2021	$5,361	$(1,165)	$(414)	$(794)	$2,988

Balance, January 1, 2020	$3,453	$(894)	$(189)	$(497)	$1,873
Net investment gains (losses) arising during the period	5,536	—	—	—	5,536
Reclassification adjustment:
Included in net income (loss)	(252)	—	—	—	(252)
Excluded from net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	(629)	(846)	(801)	(2,276)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Net unrealized investment gains (losses) excluding credit losses	8,737	(1,523)	(1,035)	(1,298)	4,881
Net unrealized investment gains (losses) with credit losses	(9)	2	1	1	(5)
Balance, June 30, 2020	$8,728	$(1,521)	$(1,034)	$(1,297)	$4,876
______________
(1)Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments (see Note 2 Significant Accounting Policies – Investments).
The following tables disclose the fair values and gross unrealized losses of the 1,086 issues as of June 30, 2021 and the 565 issues as of December 31, 2020 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated.
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
June 30, 2021
Fixed Maturities:
Corporate	$5,873	$112	$310	$16	$6,183	$128
U.S. Treasury, government and agency	681	5	—	—	681	5
States and political subdivisions	86	2	—	—	86	2
Foreign governments	222	5	21	4	243	9
Asset-backed	902	2	20	—	922	2
Commercial mortgage-backed	402	5	—	—	402	5
Total at June 30, 2021	$8,166	$131	$351	$20	$8,517	$151

December 31, 2020: (1)
Fixed Maturities:
Corporate	$2,990	$53	$337	$33	$3,327	$86
U.S. Treasury, government and agency	885	5	—	—	885	5
Foreign governments	153	2	21	4	174	6
Asset-backed	809	4	76	1	885	5
Redeemable preferred stock	53	1	11	2	64	3
Total at December 31, 2020	$4,890	$65	$445	$40	$5,335	$105
______________
(1)Excludes amounts reclassified as HFS.

The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.7% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of June 30, 2021 and December 31, 2020 were $344 million and $391 million, respectively, representing 2.6% and 2.3% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of June 30, 2021 and December 31, 2020, respectively, approximately $2.7 billion and $2.5 billion, or 3.9% and 3.4%, of the $70.4 billion and $72.9 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

These securities had gross unrealized losses of $21 million and $49 million as of June 30, 2021 and December 31, 2020, respectively.
As of June 30, 2021 and December 31, 2020, respectively, the $20 million and $40 million of gross unrealized losses of twelve months or more were primarily concentrated in corporate securities. In accordance with the policy described in Note 2, the Company concluded that an adjustment to allowance for credit losses for these securities was not warranted at either June 30, 2021 or December 31, 2020. As of June 30, 2021 and December 31, 2020, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of June 30, 2021, the Company determined that the unrealized loss was primarily due to increases in credit spreads and changes in credit ratings.
Mortgage Loans on Real Estate
Accrued interest receivable on commercial and agricultural mortgage loans as of June 30, 2021 was $31 million and $27 million, respectively. There was no accrued interest written off for commercial and agricultural mortgage loans for the three and six months ended June 30, 2021.
As of June 30, 2021, the Company had no loans for which foreclosure was probable included within the individually assessed mortgage loans, and accordingly had no associated allowance for credit losses.
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial mortgage loans and agricultural mortgage loans during the three months and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Allowance for credit losses on mortgage loans:
Commercial mortgages:
Balance, beginning of period	$70	$43	$77	$33
Current-period provision for expected credit losses	(11)	19	(18)	29
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	(11)	19	(18)	29
Balance, end of period	$59	$62	$59	$62

Agricultural mortgages:
Balance, beginning of period	$4	$3	$4	$3
Current-period provision for expected credit losses	—	1	—	1
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	—	1	—	1
Balance, end of period	$4	$4	$4	$4

Total allowance for credit losses	$63	$66	$63	$66

The change in the allowance for credit losses is attributable to:
•increases/decreases in the loan balance due to new originations, maturing mortgages, and loan amortization;
•changes in credit quality; and
•changes in market assumptions primarily related to COVID-19 driven economic changes.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Credit Quality Information
The following tables summarize the Company’s mortgage loans segregated by risk rating exposure as of June 30, 2021 and December 31, 2020.

LTV Ratios (1)

	June 30, 2021
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Mortgage loans:
Commercial:
0% - 50%	$—	$—	$—	$184	$324	$785	$1,293
50% - 70%	616	1,242	377	619	701	3,536	7,091
70% - 90%	—	320	457	451	176	752	2,156
90% plus	—	—	—	12	5	207	224
Total commercial	$616	$1,562	$834	$1,266	$1,206	$5,280	$10,764

Agricultural:
0% - 50%	$92	$219	$130	$137	$131	$814	$1,523
50% - 70%	151	271	109	145	91	376	1,143
70% - 90%	—	—	—	—	—	17	17
90% plus	—	—	—	—	—	—	—
Total agricultural	$243	$490	$239	$282	$222	$1,207	$2,683
Total mortgage loans:
0% - 50%	$92	$219	$130	$321	$455	$1,599	$2,816
50% - 70%	767	1,513	486	764	792	3,912	8,234
70% - 90%	—	320	457	451	176	769	2,173
90% plus	—	—	—	12	5	207	224
Total mortgage loans	$859	$2,052	$1,073	$1,548	$1,428	$6,487	$13,447

Debt Service Coverage Ratios (2)

	June 30, 2021
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Mortgage loans:
Commercial:
Greater than 2.0x	$345	$1,170	$410	$772	$343	$3,087	$6,127
1.8x to 2.0x	131	227	174	117	423	389	1,461
1.5x to 1.8x	—	105	75	187	177	660	1,204
1.2x to 1.5x	—	60	75	102	148	571	956
1.0x to 1.2x	140	—	44	40	—	156	380
Less than 1.0x	—	—	56	48	115	417	636
Total commercial	$616	$1,562	$834	$1,266	$1,206	$5,280	$10,764

Agricultural:
Greater than 2.0x	$31	$67	$25	$22	$33	$232	$410
1.8x to 2.0x	35	38	26	23	14	78	214

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

1.5x to 1.8x	42	114	30	29	40	206	461
1.2x to 1.5x	95	182	117	124	78	397	993
1.0x to 1.2x	40	85	32	79	56	256	548
Less than 1.0x	—	4	9	5	1	38	57
Total agricultural	$243	$490	$239	$282	$222	$1,207	$2,683
Total mortgage loans:
Greater than 2.0x	$376	$1,237	$435	$794	$376	$3,319	$6,537
1.8x to 2.0x	166	265	200	140	437	467	1,675
1.5x to 1.8x	42	219	105	216	217	866	1,665
1.2x to 1.5x	95	242	192	226	226	968	1,949
1.0x to 1.2x	180	85	76	119	56	412	928
Less than 1.0x	—	4	65	53	116	455	693
Total mortgage loans	$859	$2,052	$1,073	$1,548	$1,428	$6,487	$13,447
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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
The following tables provide information relating to the LTV and DSC ratios for commercial and agricultural mortgage loans as of June 30, 2021 and December 31, 2020. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.
Mortgage Loans by LTV and DSC Ratios

	DSC Ratio (2) (3)
LTV Ratio: (1) (3)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total
	(in millions)
June 30, 2021:
Mortgage loans:
Commercial:
0% - 50%	$976	$—	$277	$—	$40	$—	$1,293
50% - 70%	4,356	1,026	726	585	197	201	7,091
70% - 90%	795	435	201	311	143	271	2,156
90% plus	—	—	—	60	—	164	224
Total commercial	$6,127	$1,461	$1,204	$956	$380	$636	$10,764

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	DSC Ratio (2) (3)
LTV Ratio: (1) (3)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total
	(in millions)

Agricultural:
0% - 50%	$300	$98	$289	$505	$303	$28	$1,523
50% - 70%	110	114	172	488	245	14	1,143
70% - 90%	—	2	—	—	—	15	17
90% plus	—	—	—	—	—	—	—
Total agricultural	$410	$214	$461	$993	$548	$57	$2,683

Total mortgage loans:
0% - 50%	$1,276	$98	$566	$505	$343	$28	$2,816
50% - 70%	4,466	1,140	898	1,073	442	215	8,234
70% - 90%	795	437	201	311	143	286	2,173
90% plus	—	—	—	60	—	164	224
Total mortgage loans	$6,537	$1,675	$1,665	$1,949	$928	$693	$13,447

December 31, 2020:
Mortgage loans:
Commercial:
0% - 50%	$856	$—	$160	$—	$—	$—	$1,016
50% - 70%	4,095	870	1,452	555	25	—	6,997
70% - 90%	844	449	343	376	142	36	2,190
90% plus	156	—	—	77	—	72	305
Total commercial	$5,951	$1,319	$1,955	$1,008	$167	$108	$10,508

Agricultural:
0% - 50%	$297	$108	$291	$520	$317	$34	$1,567
50% - 70%	108	94	211	450	257	24	1,144
70% - 90%	—	2	—	19	—	—	21
90% plus	—	—	—	—	—	—	—
Total agricultural	$405	$204	$502	$989	$574	$58	$2,732

Total mortgage loans:
0% - 50%	$1,153	$108	$451	$520	$317	$34	$2,583
50% - 70%	4,203	964	1,663	1,005	282	24	8,141
70% - 90%	844	451	343	395	142	36	2,211
90% plus	156	—	—	77	—	72	305
Total mortgage loans	$6,356	$1,523	$2,457	$1,997	$741	$166	$13,240
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
Past-Due and Nonaccrual Mortgage Loan Status
The following table provides information relating to the aging analysis of past-due mortgage loans as of June 30, 2021 and December 31, 2020, respectively.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
June 30, 2021:
Mortgage loans:
Commercial	$—	$—	$—	$—	$10,764	$10,764	$—	$10,764	$—	$—
Agricultural	6	—	74	80	2,603	2,683	—	2,683	—	—
Total	$6	$—	$74	$80	$13,367	$13,447	$—	$13,447	$—	$—

December 31, 2020:
Mortgage loans:
Commercial	$162	$—	$—	$162	$10,346	$10,508	$—	$10,508	$—	$—
Agricultural	76	7	29	112	2,620	2,732	—	2,732	—	—
Total	$238	$7	$29	$274	$12,966	$13,240	$—	$13,240	$—	$—
_______________
(1)Amounts presented at amortized cost basis.
As of June 30, 2021 and December 31, 2020, the carrying values of problem mortgage loans that had been classified as non-accrual loans were $0 million and $0 million, respectively.
Troubled Debt Restructuring
During the three and six months ended June 30, 2021, the Company had one new privately negotiated fixed maturity TDR with a pre-modification cost basis of $9 million and post-modification carrying value of $5 million. This TDR did not have subsequent payment defaults nor additional commitments to lend. The one privately negotiated fixed maturity TDR is .0.005% of the Company’s total invested assets. There were no mortgage loan on real estate accounted for as a TDR during three and six months ended June 30, 2021.
During the three and six months ended June 30, 2020, the Company had four new privately negotiated fixed maturity TDRs with a pre-modification cost basis of $42 million and post-modification carrying value of $37 million. These TDRs did not have subsequent payment defaults nor additional commitments to lend. The four privately negotiated fixed maturity TDRs were 0.04% of the Company’s total invested assets. There were no mortgage loan on real estate accounted for as a TDR during three and six months ended June 30, 2020.
Equity Securities
The table below presents a breakdown of unrealized and realized gains and (losses) on equity securities during the three and six months ended June 30, 2021.
Unrealized and Realized Gains (Losses) from Equity Securities (1)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
	(in millions)	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$21	$40
Net investment gains (losses) recognized on equity securities sold during the period	10	4
Unrealized and realized gains (losses) on equity securities	$31	$44
______________
(1)Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments (see Note 2 Significant Accounting Policies – Investments).

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Trading Securities
As of June 30, 2021 and December 31, 2020, respectively, the fair value of the Company’s trading securities was $1.0 billion and $5.6 billion. As of June 30, 2021 and December 31, 2020, respectively, trading securities included the General Account’s investment in Separate Accounts which had carrying values of $44 million and $44 million.
The table below shows a breakdown of net investment income (loss) from trading securities during the three months and six months ended June 30, 2021 and 2020.
Net Investment Income (Loss) from Trading Securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(176)	$287	$(246)	$101
Net investment gains (losses) recognized on securities sold during the period	184	25	213	29
Unrealized and realized gains (losses) on trading securities	8	312	(33)	130
Interest and dividend income from trading securities	43	48	81	99
Net investment income (loss) from trading securities	$51	$360	$48	$229

Fixed maturities, at fair value using the fair value option
The table below shows a breakdown of net investment income (loss) from fixed maturities, at fair value using the fair value option during the three and six months ended June 30, 2021.
Net Investment Income (Loss) from Fixed Maturities, at Fair Value using the Fair Value Option

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(2)	$(2)
Net investment gains (losses) recognized on securities sold during the period	1	2
Unrealized and realized gains (losses) from fixed maturities	(1)	—
Interest and dividend income from fixed maturities	9	10
Net investment income (loss) from fixed maturities	$8	$10

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
For GMxB features, the Company retains certain risks including basis, credit spread and some volatility risk and risk associated with actual experience versus expected actuarial assumptions for mortality, lapse and surrender, withdrawal and policyholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMxB features that result from financial markets movements. A portion of exposure to realized equity volatility is hedged using equity options and variance swaps and a portion of exposure to credit risk is hedged using total return swaps on fixed income indices. Additionally, the Company is party to total return swaps for which the reference U.S. Treasury securities are contemporaneously purchased from the market and sold to the swap counterparty. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, the Company derecognizes these securities with consequent gain or loss from the sale. The Company has also purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company. The reinsurance of the GMIB features is accounted for as a derivative. In addition, on June 1, 2021, we ceded legacy variable annuity policies sold by EFLIC between 2006-2008 (the “Block”), comprised of non-New York “Accumulator” policies containing fixed rate GMIB and/or GMDB guarantees. As this contract provides full risk transfer, the benefits of this treaty are accounted for in the same manner as the underlying gross reserves and therefore the Amounts Due from Reinsurers related to the GMIB with NLG are accounted for as an embedded derivative.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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
Derivatives Utilized to Hedge Exposure to Foreign Currency Denominated Cash Flows
The Company purchases private placement debt securities and issues funding agreements in the FABN program in currencies other than its functional US dollar currency. The Company enters into cross currency swaps with external counterparties to hedge the exposure of the foreign currency denominated cash flows of these instruments. The foreign currency received from or paid to the cross currency swap counterparty is exchanged for fixed US dollar amounts with improved net investment yields or net product costs over equivalent US dollar denominated instruments issued at that time. The transactions are accounted for as cash flow hedges when they are designated in hedging relationships and qualify for hedge accounting. The first cross currency swap hedges were designated and applied hedge accounting during the quarter ended June 30, 2021.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

These cross currency swaps are for the period the foreign currency denominated private placement debt securities and funding agreement are outstanding, with the longest cross currency swap expiring in 2033. Since designation and qualification as cash flow hedges, cross currency swap interest accruals are recognized in Net investment income and in Interest credited to policyholders’ account balances. Other changes in fair value of $18 million losses were deferred in OCI, $17 million loss were released from AOCI to increase Interest credited to policyholders’ account balances offsetting the foreign currency gain recognized on the foreign currency denominated funding agreements. The Company does not have an estimate of the amount of the deferred losses of $2 million in AOCI at June 30, 2021 for the cross currency swaps which will be released and reclassified into Net income (loss) over the next 12 months.
The tables below present quantitative disclosures about the Company’s derivative instruments which have not been designated in hedging relationships, including those embedded in other contracts required to be accounted for as derivative instruments.
Derivative Instruments by Category

	June 30, 2021			Six Months Ended June 30, 2021
		Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivative Gains (Losses) (2)
	(in millions)
Derivative instruments:
Freestanding derivatives (1):
Equity contracts:
Futures (7)	$3,308	$—	$1	$(449)
Swaps (7)	13,355	4	1	(2,610)
Options	54,330	11,015	4,610	2,346
Interest rate contracts:
Swaps (7) (8)	6,306	75	575	(2,470)
Futures (7)	9,579	—	—	(798)
Swaptions	—	—	—	—
Credit contracts:
Credit default swaps	887	12	10	(1)
Other freestanding contracts:
Foreign currency contracts	1,354	11	27	1
Margin	—	64	—	—
Collateral	—	145	5,876	—

Embedded derivatives:
Amounts due from reinsurers (9)	—	5,510	—	242
GMIB reinsurance contracts (3)	—	2,026	—	(458)
GMxB derivative features liability (4) (6)	—	—	8,455	2,735
SCS, SIO, MSO and IUL indexed features (5)	—	—	6,089	(2,328)
Total derivative instruments	$89,119	$18,862	$25,644

Net derivative gains (losses)				$(3,790)
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
(6)Excludes a $45 million settlement fee on CS Life reinsurance contract.
(7)Decrease in futures and swaps notional as of June 30, 2021 is primarily due to Venerable transaction (see Note 1 Organization).
(8)Includes the balance and results of the swaps used to hedge TIPS bonds.
(9)Represents GMIB NLG ceded related to the Venerable transaction.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Derivative Instruments by Category

	December 31, 2020			Six Months Ended June 30, 2020
		Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivative Gains (Losses) (2)
	(in millions)
Derivative instruments:
Freestanding derivatives (1):
Equity contracts:
Futures	$4,881	$—	$2	$(193)
Swaps	22,456	6	2	959
Options	35,848	8,396	3,726	(1,390)
Interest rate contracts:
Swaps (7)	23,834	553	656	3,658
Futures	18,571	—	—	2,067
Swaptions	—	—	—	9
Credit contracts:
Credit default swaps	1,087	19	14	1
Other freestanding contracts:
Foreign currency contracts	411	9	9	(2)
Margin	—	49	66	—
Collateral	—	212	3,839	—

Embedded derivatives:
GMIB reinsurance contracts (3)	—	2,488	—	839
GMxB derivative features liability (4) (6)	—	—	11,131	(4,000)
SCS, SIO, MSO and IUL indexed features (5)	—	—	4,509	1,414
Total derivative instruments	$107,088	$11,732	$23,954

Net derivative gains (losses)				$3,362
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
(7)Includes the balance and results of the swaps used to hedge TIPS bonds.

Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts as of June 30, 2021 and December 31, 2020 are exchange-traded and net settled daily in cash. As of June 30, 2021 and December 31, 2020, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $155 million and $307 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $54 million and $264 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and EAFE indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $16 million and $35 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of June 30, 2021 and December 31, 2020, respectively, the Company held $5.9 billion and $3.8 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $0.1 billion and $212 million as of June 30, 2021 and December 31, 2020, respectively, in the normal operation of its collateral arrangements.
The following tables presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments as of June 30, 2021 and December 31, 2020:
Offsetting of Financial Assets and Liabilities and Derivative Instruments

As of June 30, 2021

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (3)	Net Amount
	(in millions)
Assets:
Derivative assets (1)	$11,326	$10,226	$1,100	$(823)	$277
Other financial assets	1,638	—	1,638	—	1,638
Other invested assets	$12,964	$10,226	$2,738	$(823)	$1,915

Liabilities:
Derivative liabilities (2)	$10,277	$10,226	$51	$—	$51
Other financial liabilities	4,388	—	4,388	—	4,388
Other liabilities	$14,665	$10,226	$4,439	$—	$4,439
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
(3)Financial instruments sent (held).
5)    CLOSED BLOCK

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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
Summarized financial information for the Company’s Closed Block is as follows:

	June 30, 2021	December 31, 2020
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$6,059	$6,201
Policyholder dividend obligation	72	160
Other liabilities	76	39
Total Closed Block liabilities	6,207	6,400

Assets Designated to the Closed Block:
Fixed maturities AFS, at fair value (amortized cost of $3,350 and $3,359) (allowance for credit losses of $0)	3,629	3,718
Mortgage loans on real estate (net of allowance for credit losses of $5 and $6)	1,767	1,773
Policy loans	630	648
Cash and other invested assets	8	28
Other assets	117	169
Total assets designated to the Closed Block	6,151	6,336

Excess of Closed Block liabilities over assets designated to the Closed Block	56	64
Amounts included in AOCI:
Net unrealized investment gains (losses), net of policyholders’ dividend obligation: $72 and $160; and net of income tax: $(44) and $(42)	174	167
Maximum future earnings to be recognized from Closed Block assets and liabilities	$230	$231

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The Company’s Closed Block revenues and expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Revenues:
Premiums and other income	$37	$40	$76	$82
Net investment income (loss)	60	63	120	129
Investment gains (losses), net	2	(2)	2	(2)
Total revenues	99	101	198	209

Benefits and Other Deductions:
Policyholders’ benefits and dividends	90	103	196	206
Other operating costs and expenses	—	1	1	1
Total benefits and other deductions	90	104	197	207
Net income (loss), before income taxes	9	(3)	1	2
Income tax (expense) benefit	—	(1)	(1)	(1)
Net income (loss)	$9	$(4)	$—	$1
A reconciliation of the Company’s policyholder dividend obligation follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Beginning balance	$28	$2	$160	$2
Unrealized investment gains (losses)	44	—	(88)	—
Ending balance	$72	$2	$72	$2

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Change in Liability for Variable Annuity Contracts with GMDB and GMIB Features and No NLG Feature
Three and Six Months Ended June 30, 2021 and 2020

	GMDB			GMIB
	Direct	Assumed	Ceded	Direct	Assumed	Ceded
	(in millions)
Balance, April 1, 2021	$5,086	$72	$(84)	$5,966	$144	$(1,907)
Paid guarantee benefits	(114)	(6)	20	(92)	3	11
Other changes in reserve	119	8	(22)	31	(7)	(131)
Impact of the Venerable transaction (1) (2)	—	(74)	(2,176)	—	(140)	(2,141)
Balance, June 30, 2021	$5,091	$—	$(2,262)	$5,905	$—	$(4,168)

Balance, April 1, 2020	$5,046	$72	$(110)	$6,274	$219	$(2,825)
Paid guarantee benefits	(140)	(4)	4	(104)	49	17
Other changes in reserve	98	2	2	(48)	(36)	(123)
Balance, June 30, 2020	$5,004	$70	$(104)	$6,122	$232	$(2,931)

	GMDB			GMIB
	Direct	Assumed	Ceded	Direct	Assumed	Ceded
	(in millions)
Balance, January 1, 2021	$5,097	$72	$(88)	$6,026	$196	$(2,488)
Paid guarantee benefits	(247)	(12)	23	(184)	(49)	25
Other changes in reserve	241	14	(21)	63	(7)	436
Impact of the Venerable transaction (1) (2)	—	(74)	(2,176)	—	(140)	(2,141)
Balance, June 30, 2021	$5,091	$—	$(2,262)	$5,905	$—	$(4,168)

Balance, January 1, 2020	$4,780	$76	$(104)	$4,673	$187	$(2,139)
Paid guarantee benefits	(251)	(10)	9	(178)	48	37
Other changes in reserve	475	4	(9)	1,627	(3)	(829)
Balance, June 30, 2020	$5,004	$70	$(104)	$6,122	$232	$(2,931)
_____________
(1)Change in Assumed is driven by the sale of CSLRC to Venerable.
(2)Includes the impact as of June 1, 2021 on the ceded reserves to Venerable. See Note 1- Organization for details of the Venerable transaction.
Liabilities for Embedded and Freestanding Insurance Related Derivatives
The liability for the GMxB derivative features, the liability for SCS, SIO, MSO and IUL indexed features and the asset and liability for the GMIB reinsurance contracts and amounts due from reinsurers related to GMIB NLG product features (GMIB NLG Reinsurance) are considered embedded or freestanding insurance derivatives and are reported at fair value. For the fair value of the assets and liabilities associated with these embedded or freestanding insurance derivatives, see Note 7 Fair Value Disclosures.
Account Values and Net Amount at Risk
Account Values and NAR for direct variable annuity contracts in force with GMDB and GMIB features as of June 30, 2021 are presented in the following tables by guarantee type. For contracts with the GMDB feature, the NAR in the event of death is the amount by which the GMDB feature exceeds the related Account Values. For contracts with the GMIB feature, the NAR in the event of annuitization is the amount by which the present value of the GMIB benefits exceed the related Account Values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB features may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Direct Variable Annuity Contracts with GMDB and GMIB Features as of June 30, 2021

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rate)
Variable annuity contracts with GMDB features
Account Values invested in:
General Account	$15,874	$85	$53	$161	$16,173
Separate Accounts	58,296	9,952	3,450	35,088	106,786
Total Account Values	$74,170	$10,037	$3,503	$35,249	$122,959

NAR, gross	$92	$27	$1,406	$15,645	$17,170
NAR, net of amounts reinsured	$88	$24	$983	$7,918	$9,013

Average attained age of policyholders (in years)	51.4	68.7	75.2	70.6	55.3
Percentage of policyholders over age 70	11.5%	49.9%	71.4%	55.9%	20.5%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

Variable annuity contracts with GMIB features
Account Values invested in:
General Account	$—	$—	$16	$211	$227
Separate Accounts	—	—	26,213	37,582	63,795
Total Account Values	$—	$—	$26,229	$37,793	$64,022

NAR, gross	$—	$—	$669	$8,793	$9,462
NAR, net of amounts reinsured	$—	$—	$215	$3,605	$3,820

Average attained age of policyholders (in years)	N/A	N/A	64.6	70.5	68.3
Weighted average years remaining until annuitization	N/A	N/A	5.7	0.6	2.5
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

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
Investment in Variable Insurance Trust Mutual Funds

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	June 30, 2021		December 31, 2020
Mutual Fund Type	GMDB	GMIB	GMDB	GMIB
	(in millions)
Equity	$51,374	$20,040	$46,850	$18,771
Fixed income	5,454	2,607	5,506	2,701
Balanced	48,866	40,881	47,053	39,439
Other	1,092	267	1,111	275
Total	$106,786	$63,795	$100,520	$61,186

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

	Direct Liability (1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Beginning balance	$1,050	$924	$1,022	$898
Paid guarantee benefits	(13)	(13)	(28)	(26)
Other changes in reserves	33	37	76	76
Ending balance	$1,070	$948	$1,070	$948
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. For the periods ended June 30, 2021 and December 31, 2020, the Company recognized impairment adjustments and impairment losses, respectively, to adjust the carrying value of held-for-sale asset and liabilities to their fair value less cost to sell. The value is measured on a nonrecurring basis and categorized within Level 3 of the fair value hierarchy. The fair value was determined using a market approach, estimated based on the negotiated value of the asset and liabilities. See Note 15 of the Notes to Consolidated Financial Statements for additional details of the Held-for-Sale assets and liabilities.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.
Fair Value Measurements as of June 30, 2021

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments
Fixed maturities, AFS:
Corporate (1)	$—	$49,734	$1,261	$50,995
U.S. Treasury, government and agency	—	16,466	—	16,466
States and political subdivisions	—	597	37	634
Foreign governments	—	952	—	952
Residential mortgage-backed (2)	—	118	—	118
Asset-backed (3)	—	4,781	128	4,909
Commercial mortgage-backed	—	1,587	10	1,597
Redeemable preferred stock	—	84	—	84
Total fixed maturities, AFS	—	74,319	1,436	75,755
Fixed maturities, at fair value using the fair value option	—	793	148	941
Other equity investments	355	271	92	718
Trading securities	348	651	39	1,038
Other invested assets:
Short-term investments	—	23	1	24
Assets of consolidated VIEs/VOEs	53	115	10	168
Swaps	—	(513)	—	(513)
Credit default swaps	—	2	—	2
Futures	(1)	—	—	(1)
Options	—	6,405	—	6,405
Total other invested assets	52	6,032	11	6,085
Cash equivalents	3,838	318	—	4,156
Segregated securities	—	1,073	—	1,073
Amounts due from reinsurer (6)	—	—	5,510	5,510
GMIB reinsurance contracts asset	—	—	2,026	2,026
Separate Accounts assets (4)	142,387	2,592	1	144,980
Total Assets	$146,980	$86,049	$9,263	$242,282

Liabilities
Notes issued by consolidated VIE’s, at fair value using the fair value option (5)	$—	$822	$—	$822
GMxB derivative features’ liability	—	—	8,455	8,455
SCS, SIO, MSO and IUL indexed features’ liability	—	6,089	—	6,089
Liabilities of consolidated VIEs and VOEs	3	1	—	4
Contingent payment arrangements	—	—	37	37
Total Liabilities	$3	$6,912	$8,492	$15,407
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(4)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate. As of June 30, 2021, the fair value of such investments was $379 million.
(5)Includes CLO short-term debt of $82 million, which is inclusive as fair valued within Notes issued by consolidated VIE’s, at fair value using the fair value option Accrued interest payable of $6 million is reported in Notes issued by consolidated VIE’s, at fair value using the fair value option in the consolidated balance sheets, which is not required to be measured at fair value on a recurring basis.
(6)This represents GMIB NLG ceded reserves related to the Venerable transaction. See Note 1- Organization for details of the Venerable transaction.

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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
Certain Company products, such as the SCS, EQUI-VEST variable annuity products, IUL and the MSO fund available in some life contracts, offer investment options which permit the contract owner to participate in the performance of an index, ETF or commodity price. These investment options, which depending on the product and on the index selected, can currently have one, three, five or six year terms, provide for participation in the performance of specified indices, ETF or commodity price movement up to a segment-specific declared maximum rate. Under certain conditions that vary by product, e.g., holding these segments for the full term, these segments also shield policyholders from some or all negative investment performance associated with these indices, ETF or commodity prices. These investment options have defined formulaic liability amounts, and the current values of the option component of these segment reserves are classified as Level 2 embedded derivatives. The fair values of these embedded derivatives are based on data obtained from independent valuation service providers.
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
Also included are the Amounts due from Reinsurers related to the GMIB NLG product features (GMIB NLG Reinsurance). The fair value reflects the present value of reinsurance premiums, net of recoveries, adjusted for risk margins and nonperformance risk over a range of market consistent economic scenarios.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The valuations of the GMIB reinsurance contract asset, GMIB NLG Reinsurance and GMxB derivative features liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Accounts funds. The credit risks of the counterparty and of the Company are considered in determining the fair values of its GMIB reinsurance contract asset, GMIB NLG Reinsurance and GMxB derivative features liability positions, respectively, after taking into account the effects of collateral arrangements. Incremental adjustment to the swap curve for non-performance risk is made to the fair values of the GMIB reinsurance contract asset, GMIB NLG Reinsurance and GMIBNLG feature to reflect the claims-paying ratings of counterparties and the Company. Equity and fixed income volatilities were modeled to reflect current market volatilities. Due to the unique, long duration of the GMIBNLG feature and GMIB NLG Reinsurance , adjustments were made to the equity volatilities to remove the illiquidity bias associated with the longer tenors and risk margins were applied to the non-capital markets inputs to the GMIBNLG valuations.
After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $83 million and $102 million as of June 30, 2021 and December 31, 2020, respectively, to recognize incremental counterparty non-performance risk and reduced the fair value of its GMIB reinsurance contract liabilities by $0 million and $19 million as of June 30, 2021 and December 31, 2020, respectively, to recognize its own incremental non-performance risk.
After giving consideration to collateral arrangements, the Company reduced the fair value of its Amounts due from Reinsurers by $169 million at June 30, 2021 to recognize incremental counterparty non-performance risk.
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
Transfers of Financial Instruments Between Levels 2 and 3
During the six months ended June 30, 2021, fixed maturities with fair values of $792 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $17 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 6.1% of total equity as of June 30, 2021.
During the six months ended June 30, 2020, fixed maturities with fair values of $103 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $224 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 1.7% of total equity as of June 30, 2020.
The tables below present reconciliations for all Level 3 assets and liabilities for the three months and six months ended June 30, 2021 and 2020, respectively.

	Corporate	State and Political Subdivisions	Asset- backed	CMBS	Fixed maturities, at FVO
	(in millions)
Balance, April 1, 2021	$1,255	$38	$65	$4	$142
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Corporate	State and Political Subdivisions	Asset- backed	CMBS	Fixed maturities, at FVO
	(in millions)
Net investment income (loss)	2	—	—	—	8
Investment gains (losses), net	(6)	—	—	—	—
Subtotal	(4)	—	—	—	8
Other comprehensive income (loss)	17	—	—	—	—
Purchases	294	—	74	6	42
Sales	(137)	(1)	(11)	—	(1)
Transfers into Level 3 (1)	—	—	—	—	8
Transfers out of Level 3 (1)	(164)	—	—	—	(51)
Balance, June 30, 2021	$1,261	$37	$128	$10	$148

Balance, April 1, 2020	$1,185	$36	$40	$—	$—
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1	—	—	—	—
Investment gains (losses), net	(11)	—	—	—	—
Subtotal	(10)	—	—	—	—
Other comprehensive income (loss)	7	5	8	—	—
Purchases	301	—	(48)	—	—
Sales	(45)	(1)	—	—	—
Transfers into Level 3 (1)	224	—	—	—	—
Transfers out of Level 3 (1)	23	—	—	—	—
Balance, June 30, 2020	$1,685	$40	$—	$—	$—

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Level 3 Instruments - Fair Value Measurements

	Corporate	State and Political Subdivisions	Asset-backed	CMBS	Fixed maturities, at FVO (2)
	(in millions)
Balance, January 1, 2021	$1,702	$39	$20	$—	$80
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	3	—	—	—	11
Investment gains (losses), net	(12)	—	—	—	—
Subtotal	(9)	—	—	—	11
Other comprehensive income (loss)	26	(1)	—	—
Purchases	459	—	124	10	130
Sales	(206)	(1)	(16)	—	(9)
Transfers into Level 3 (1)	2	—	—	—	15
Transfers out of Level 3 (1)	(713)	—	—	—	(79)
Balance, June 30, 2021	$1,261	$37	$128	$10	$148

Balance, January 1, 2020	$1,257	$39	$100	$—	$—
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	2	—	—	—	—
Investment gains (losses), net	(13)	—	—	—	—
Subtotal	(11)	—	—	—	—
Other comprehensive income (loss)	(54)	2	—	—	—
Purchases	362	—	—	—	—
Sales	(90)	(1)	—	—	—
Transfers into Level 3 (1)	224	—	—	—	—
Transfers out of Level 3 (1)	(3)	—	(100)	—	—
Balance, June 30, 2020	$1,685	$40	$—	$—	$—
_____________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2) Fixed maturities, at fair value using the fair value option.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Other Equity Investments	GMIB Reinsurance Contract Asset	Amounts Due from Reinsurers	Separate Accounts Assets	GMxB Derivative Features Liability	Contingent Payment Arrangement
	(in millions)
Balance, April 1, 2021	$123	$1,907	$—	$—	$(7,824)	$(36)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), net	17	—	—	—	—	—
Net derivative gains (losses) (1)	—	120	242	—	(673)	—
Total realized and unrealized gains (losses)	17	120	242	—	(673)	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases (2)	1	11	10	1	(121)	(1)
Sales (3)	1	(12)	(1)	—	23	—
Settlements (4)	—	—		—	—	—
Other (7)	—	—	5,259	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—	—	(1)
Transfers into Level 3 (5)	—	—	—	—	—	—
Transfers out of Level 3 (5)	—	—		—	140	—
Balance, June 30, 2021	$142	$2,026	$5,510	$1	$(8,455)	$(38)

Balance, April 1, 2020	$140	$2,823	$—	$—	$(9,798)	$(24)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), net	—	—	—	—	—	—
Net derivative gains (losses)	—	114	—	—	(2,801)	—
Total realized and unrealized gains (losses)	—	114	—	—	(2,801)	—
Other comprehensive income (loss)	(10)	—	—	—	—	—
Purchases (2)	2	11	—	—	(109)	(4)
Sales (3)	(1)	(17)	—	—	19	—
Settlements (4)	—	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—	—	(1)
Transfers into Level 3 (5)	1	—	—	—	—	—
Transfers out of Level 3 (5)	—	—	—	—	—	—
Balance, June 30, 2020	$132	$2,931	$—	$—	$(12,689)	$(29)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Other Equity Investments	GMIB Reinsurance Contract Asset	Amounts Due from Reinsurers	Separate Accounts Assets	GMxB Derivative Features Liability	Contingent Payment Arrangement
	(in millions)
Balance, January 1, 2021	$124	$2,488	$—	$1	$(11,131)	$(28)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), net	18	—	—	—	—	—
Net derivative gains (losses) (1) (6)	—	(458)	242	—	2,735	—
Total realized and unrealized gains (losses)	18	(458)	242	—	2,735	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases (2)	3	21	10	1	(240)	(8)
Sales (3)	(1)	(25)	(1)	—	41	—
Settlements (4)	—	—	—	—	—	—
Other (7)	—	—	5,259	—	—	—
Activity related to consolidated VIEs/VOEs	(2)	—	—	—	—	(2)
Transfers into Level 3 (5)	—	—	—	—	—	—
Transfers out of Level 3 (5)	—	—	—	(1)	140	—
Balance, June 30, 2021	$142	$2,026	$5,510	$1	$(8,455)	$(38)

Balance, January 1, 2020	$150	$2,139	$—	$—	$(8,502)	$(23)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), net	7	—	—	—	—	—
Net derivative gains (losses)	—	839	—	—	(4,000)	—
Total realized and unrealized gains (losses)	7	839	—	—	(4,000)	—
Other comprehensive income (loss)	(17)	—	—	—	—	—
Purchases (2)	4	22	—	—	(220)	(4)
Sales (3)	(12)	(37)	—	—	33	—
Settlements (4)	—	—	—	—	—	—
Change in estimate	—	(32)	—	—	—	—
Activity related to consolidated VIEs/VOEs	(1)	—	—	—	—	(2)
Transfers into Level 3 (5)	1	—	—	—	—	—
Transfers out of Level 3 (5)	—	—	—	—	—	—
Balance, June 30, 2020	$132	$2,931	$—	$—	$(12,689)	$(29)

______________
(1)For the three and six months ended June 30, 2021, the Company’s non-performance risk impact of $(60) million and $20 million for the GMxB Derivative Features Liability, $16 million and $1 million for the GMIB Reinsurance Contract Asset, and $12 million and $12 million for the Amounts Due from Reinsurers, respectively, is recorded through Net derivative gains (losses).
(2)For the GMIB reinsurance contract asset, Amounts Due from Reinsurers and GMxB derivative features liability, represents attributed fee.
(3)For the GMIB reinsurance contract asset and Amounts Due from Reinsurers, represents recoveries from reinsurers and for GMxB derivative features liability represents benefits paid.
(4)For contingent payment arrangements, it represents payments under the arrangement.
(5)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(6)GMxB Derivative Features Liability excludes a $45 million settlement fee on CS Life reinsurance contract.
(7)Represents the opening ceded balance from the Venerable transaction of the GMxB with no lapse guarantee riders.

The table below details changes in unrealized gains (losses) for the six months ended June 30, 2021 and 2020 by category for Level 3 assets and liabilities still held as of June 30, 2021 and 2020, respectively.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Change in Unrealized Gains (Losses) for Level 3 Instruments

	Net Income (Loss)
	Net Derivative Gains (Losses)	OCI
	(in millions)
Held at June 30, 2021:
Change in unrealized gains (losses):
Fixed maturities, AFS
Corporate	$—	$27
State and political subdivisions	—	(1)
Asset-backed	—	—
Total fixed maturities, AFS	—	26
Amounts Due from Reinsurers	242	—
GMIB reinsurance contracts	(458)	—
Separate Account assets	—	—
GMxB derivative features liability	2,735	—
Total	$2,519	$26

Held at June 30, 2020:
Change in unrealized gains (losses):
Fixed maturities, AFS
Corporate	$—	$(54)
State and political subdivisions	—	2
Asset-backed	—	—
Total fixed maturities, AFS	—	(52)
GMIB reinsurance contracts	839	—
Separate Account assets	—	—
GMxB derivative features liability	(4,000)	—
Total	$(3,161)	$(52)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of June 30, 2021 and December 31, 2020, respectively.
Quantitative Information about Level 3 Fair Value Measurements as of June 30, 2021

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$155	Matrix pricing model	Spread over Benchmark	20 - 320 bps	97 bps
	799	Market comparable companies	EBITDA multiples Discount rate Cashflow multiples	4.5x - 26.5x 5.88% - 14.58% 0.4x - 16.9x	11.2x 9.0% 6.3x
Other equity investments	3	Market comparable companies	Revenue multiple	8.5x - 11.0x	10.5x
	39	Discounted Cash Flow	Earnings multiple Discount factor Discount years	8.2x 10.0% 11
GMIB reinsurance contract asset	2,026	Discounted cash flow	Lapse rates Withdrawal Rates GMIB Utilization Rates Non-performance risk Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.56%-15.62% 0.36%-2.03% 0.04%-60.91% 43 bps - 85 bps 9%-28% 0.01%-0.18% 0.07%-0.54% 0.42%-42.20%	1.89% 0.88% 5.25% 48 bps 24% 2.94% (same for all ages) (same for all ages)
Amount Due from Reinsurers	5,510	Discounted Cash Flow	Lapse rates Withdrawal Rates GMIB Utilization Rates Non-performance risk (bps) Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.56%-15.62% 0.36%-2.03% 0.04%-60.91% 34 bps-34 bps 9%-28% 0.01%-0.18% 0.07%-0.54% 0.42%-42.20%	1.79% 1.09% 7.14% 34 bps 24% 2.21% (same for all ages) (same for all ages)
Liabilities:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
AB Contingent Consideration Payable	37	Discounted cash flow	Expected revenue growth rates Discount rate	2.0% - 83.9% 1.9% - 10.4%	13.0% 6.6%
GMIBNLG	8,378	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality rates (1): Ages 0 - 40 Ages 41-60 Ages 61-115	98 bps - 98 bps 1.10%-25.67% 0.36%-2.03% 0.03%-100.00% 0.01%-0.19% 0.06%-0.53% 0.41%-41.39%	98 bps 3.37% 0.93% 5.16% 1.66% (same for all ages) (same for all ages)
GWBL/GMWB	139	Discounted cash flow	Lapse rates Withdrawal Rates Utilization Rates Volatility rates - Equity Non-performance risk(bps)	0.80%-15.62% 0.00%-8.00% 100.0% once starting 9%-28% 98 bps - 98 bps	1.89% 0.88% 24%
GIB	(60)	Discounted cash flow	Lapse rates Withdrawal Rates Utilization Rates Volatility rates - Equity Non-performance risk(bps)	0.80%-15.62% 0.18%-2.03% 0.04%-100.00% 9% - 28% 98 bps - 98 bps	1.89% 0.88% 5.25% 24%
GMAB	(2)	Discounted cash flow	Lapse rates Volatility rates - Equity Non-performance risk(bps)	0.80%-15.62% 9%-28% 98 bps - 98 bps	1.89% 24%
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
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$34	Matrix pricing model	Spread over benchmark	45 bps - 195 bps	160 bps
	1,148	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	3.5x - 33.1x 5.6% - 28.4% 1.9x-25.0x	10.8x 8.6% 6.8x
Other equity investments	2	Market comparable companies	Revenue multiple	9.7x - 26.4x	18.5x
	39	Discounted cash flow	Earnings multiple Discounts factor Discount years	8.2x 10.0% 11

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
GMIB reinsurance contract asset	2,488	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	43 - 85 bps 0.6% - 16% 0% - 2% 0% - 61% 7% - 32% 0.01% - 0.18% 0.07% - 0.54% 0.42% - 42.20%	50 bps 1.69% 0.91% 5.82% 24% 2.80% (same for all ages) (same for all ages)
Liabilities:
AB Contingent Consideration Payable	28	Discounted cash flow	Expected revenue growth rates Discount rate	0.7% - 50.0% 1.9% - 10.4%	4.9% 8.0%
GMIBNLG	10,713	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	96.0 bps 1.1% - 25.7% 0.4% - 2% 0% - 100% 0.01% - 0.19% 0.06% - 0.53% 0.41% - 41.39%	3.19% 0.93% 5.51% 1.56% (same for all ages) (same for all ages)
Assumed GMIB Reinsurance Contracts	195	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates (Age 0 - 85) Withdrawal rates (Age 86+) Utilization rates Volatility rates - Equity	60 - 133 bps 1.1% - 11.1% 0.6% - 22.2% 1.1% - 100% 0% -30% 7%-32%	99 bps 1.69% 0.91% (same for all ages) 5.82% 24%
GWBL/GMWB	190	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	96.0 bps 0.8%-16% 0%-8% 100% once starting 7%-32%	1.69% 0.91% 24%
GIB	31	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	96.0 bps 0.8%-15.6% 0%-2% 0%-100% 7%-32%	1.69% 0.91% 5.82% 24%
GMAB	2	Discounted cash flow	Non-performance risk Lapse rates Volatility rates - Equity	96.0 bps 0.8%-16% 7%-32%	1.69% 24%
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
Excluded from the tables above as of June 30, 2021 and December 31, 2020, respectively, are approximately $770 million and $743 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above as of June 30, 2021 and December 31, 2020, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit risk transfer securities, and equipment financings. Included in the tables above as of June 30, 2021 and December 31, 2020, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
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
GMIB Reinsurance Contract Asset, Amounts Due from Reinsurers and GMxB Derivative Features
Significant unobservable inputs with respect to the fair value measurement of the Level 3 GMIB reinsurance contract asset and the Level 3 liabilities identified in the table above are developed using Company data.
The significant unobservable inputs used in the fair value measurement of the Company’s GMIB reinsurance contract asset are lapse rates, withdrawal rates, and GMIB utilization rates. Significant increases in GMIB utilization rates or decreases in lapse or withdrawal rates in isolation would tend to increase the GMIB reinsurance contract asset.
Fair value measurement of the GMIB reinsurance contract asset, GMIB NLG Reinsurance and liabilities includes dynamic lapse and GMIB utilization assumptions whereby projected contractual lapses and GMIB utilization reflect the projected net amount of risks of the contract. As the net amount of risk of a contract increases, the assumed lapse rate decreases and the GMIB utilization increases. Increases in volatility would increase the asset and liabilities.
The significant unobservable inputs used in the fair value measurement of the Company’s GMIBNLG liability and GMIB NLG Reinsurance are lapse rates, withdrawal rates, GMIB utilization rates, adjustment for non-performance risk and NLG forfeiture rates. NLG forfeiture rates are caused by excess withdrawals above the annual GMIB accrual rate that cause the NLG to expire. Significant decreases in lapse rates, NLG forfeiture rates, adjustment for non-performance risk and GMIB utilization rates would tend to increase the GMIBNLG liability and GMIB NLG Reinsurance, while decreases in withdrawal rates and volatility rates would tend to decrease the GMIBNLG liability and GMIB NLG Reinsurance.
The significant unobservable inputs used in the fair value measurement of the Company’s GMWB and GWBL liability are lapse rates and withdrawal rates. Significant increases in withdrawal rates or decreases in lapse rates in isolation would tend to increase these liabilities. Increases in volatility would increase these liabilities.
Carrying Value of Financial Instruments Not Otherwise Disclosed in Note 3 and Note 4
The carrying values and fair values as of June 30, 2021 and December 31, 2020 for financial instruments not otherwise disclosed in Note 3 and Note 4 are presented in the table below.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
June 30, 2021:
Mortgage loans on real estate	$13,384	$—	$—	$13,701	$13,701
Policy loans (1)	$4,048	$—	$—	$5,122	$5,122
Policyholders’ liabilities: Investment contracts (1)	$2,120	$—	$—	$2,272	$2,272
FHLB funding agreements	$8,213	$—	$8,279	$—	$8,279
FABN funding agreements	$4,736	$—	$4,738	$—	$4,738
Short-term and long-term debt (2)	$3,838	$—	$4,640	$—	$4,640
Separate Accounts liabilities	$11,424	$—	$—	$11,424	$11,424

December 31, 2020:
Mortgage loans on real estate	$13,159	$—	$—	$13,491	$13,491
Policy loans (1)	$4,118	$—	$—	$5,352	$5,352
Policyholders’ liabilities: Investment contracts (1)	$2,198	$—	$—	$2,416	$2,416
FHLB funding agreements	$6,897	$—	$6,990	$—	$6,990
FABN funding agreements	$1,939	$—	$1,971	$—	$1,971
Short-term and long-term debt	$4,115	$—	$5,065	$—	$5,065
Separate Accounts liabilities	$10,081	$—	$—	$10,081	$10,081
_____________
(1)Excludes amounts reclassified as HFS.
(2)Excludes CLO short-term debt of $82 million, which is inclusive as fair valued within Notes issued by consolidated VIE’s, at fair value using the fair value option.
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
Net Periodic Pension Expense
Components of net periodic pension expense for the Company’s plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Service cost	$2	$2	$5	$4
Interest cost	14	22	27	45
Expected return on assets	(38)	(35)	(76)	(74)
Prior Period Svc Cost Amortization	—	—	(1)	—
Actuarial (gain) loss	—	—	1	1
Net amortization	29	27	58	55
Net Periodic Pension Expense	$7	$16	$14	$31

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

9)    INCOME TAXES
Income tax expense for the three months and six months ended June 30, 2021 and 2020 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
10)    EQUITY
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows:

	June 30, 2021			December 31, 2020
Series	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
Series A	32,000	32,000	32,000	32,000	32,000	32,000
Series B	20,000	20,000	20,000	20,000	20,000	20,000
Series C	12,000	12,000	12,000	—	—	—
Total	64,000	64,000	64,000	52,000	52,000	52,000

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

Dividends to Shareholders
Dividends declared per share were as follows for the periods indicated:

	Three Months Ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Series A dividends declared	$328.13	$328.13	$656.25	$721.87
Series B dividends declared	$618.75	$—	$618.75	$—
Series C dividends declared	$268.75	$—	$468.82	$—
Common Stock
Dividends declared per share of common stock were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Dividends declared	$0.18	$0.17	$0.35	$0.32

Share Repurchase
On November 6, 2019, Holdings’ Board of Directors authorized a $400 million share repurchase program with an expiration date of December 31, 2020. On February 26, 2020, Holdings’ Board of Directors authorized an increase of $600 million to the capacity of this program as well as the extension of the term of the program until March 31, 2021. This program was exhausted in January 2021. On October 23, 2020, Holdings’ Board of Directors authorized an incremental $500 million of share repurchase in 2021, subject to the close of the Venerable Transaction. In addition,

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

on February 17, 2021 Holdings announced that its Board of Directors had authorized a $1.0 billion share repurchase program. Under this program, Holdings may, from time to time, purchase up to $1.0 billion of its common stock but it is not obligated to purchase any particular number of shares. Repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through prearranged trading plans complying with Rule 10b5-1(c) under the Exchange Act. As of June 30, 2021, Holdings had authorized capacity of approximately $962 million remaining in its share repurchase program, which is inclusive of the $500 million related to the Venerable Transaction.
Holdings repurchased a total of 8.2 million and 22.7 million shares of its common stock at an average price of $34.09 and $31.29 per share, respectively through open market repurchases, ASRs and privately negotiated transactions during the three and six months ended June 30, 2021.
During the three and six months ended June 30, 2021, Holdings repurchased 0 million and 3.2 million shares of its common stock through open market repurchases.
In January 2021, Holdings entered into an ASR with a third-party financial institution to repurchase an aggregate of $170 million of Holdings’ common stock. The ASR terminated during the first quarter of 2021, for a total of 6.3 million shares delivered. Shares repurchased under the ASR were retired upon receipt resulting in a reduction of Holdings’ total issued shares as of March 31, 2021.
In March 2021, Holdings entered into an ASR contract with a third-party financial institution to repurchase an aggregate of $200 million of Holdings’ common stock. Pursuant to the ASR, Holdings made a prepayment of $200 million and received initial delivery of 4.9 million shares. The ASR terminated during May 2021, at which time additional shares of 1,123,025 were received.

On June 30, 2021, Holdings established an obligation to enter into an ASR with a third-party financial institution to repurchase an aggregate of $300 million of Holdings’ common stock. Pursuant to the ASR, on July 2, 2021, Holdings made a prepayment of $300 million to receive initial delivery of shares. The ASR is scheduled to terminate during the third quarter of 2021, at which time additional shares may be delivered or returned depending on the daily volume-weighted average price of Holdings’ common stock.

Accumulated Other Comprehensive Income (Loss)
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances as of June 30, 2021 and December 31, 2020 follow:

	June 30,	December 31,
	2021	2020
	(in millions)
Unrealized gains (losses) on investments	$2,864	$4,797
Defined benefit pension plans	(880)	(935)
Foreign currency translation adjustments	(38)	(34)
Total accumulated other comprehensive income (loss)	1,946	3,828
Less: Accumulated other comprehensive income (loss) attributable to noncontrolling interest	(37)	(35)
Accumulated other comprehensive income (loss) attributable to Holdings	$1,983	$3,863

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The components of OCI, net of taxes for the three months and six months ended June 30, 2021 and 2020 follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$1,822	$2,853	$(2,237)	$4,366
(Gains) losses reclassified into net income (loss) during the period (1)	(322)	(152)	(486)	(199)
Net unrealized gains (losses) on investments	1,500	2,701	(2,723)	4,167
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	(280)	(1,087)	790	(1,123)
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $324, $429, $(514) and $809 )	1,220	1,614	(1,933)	3,044
Change in defined benefit plans:
Reclassification to Net income (loss) of amortization of net prior service credit included in net periodic cost	22	22	55	50
Change in defined benefit plans (net of deferred income tax expense (benefit) of $5, $6, $14 and $13)	22	22	55	50
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period	2	6	(4)	(15)
Foreign currency translation adjustment	2	6	(4)	(15)
Total other comprehensive income (loss), net of income taxes	1,244	1,642	(1,882)	3,079
Less: Other comprehensive income (loss) attributable to noncontrolling interest	1	3	(2)	(5)
Other comprehensive income (loss) attributable to Holdings	$1,243	$1,639	$(1,880)	$3,084
_______________
(1)See “Reclassification adjustments” in Note 3. Reclassification amounts presented net of income tax expense (benefit) of $85 million, $41 million, $129 million, and $53 million for the three months and six months ended June 30, 2021 and 2020, respectively
Investment gains and losses reclassified from AOCI to net income (loss) primarily consist of realized gains (losses) on sales and credit losses of AFS securities and are included in total investment gains (losses), net on the consolidated statements of income (loss). Amounts reclassified from AOCI to net income (loss) as related to defined benefit plans primarily consist of amortization of net (gains) losses and net prior service cost (credit) recognized as a component of net periodic cost and reported in compensation and benefits in the consolidated statements of income (loss). Amounts presented in the table above are net of tax.
Permitted Statutory Accounting Practices
Equitable Financial was granted a permitted practice by the NYDFS to apply SSAP 108, Derivatives Hedging Variable Annuity Guarantees on a retroactive basis from January 1, 2021 through June 30, 2021, after reflecting the impacts of our reinsurance transaction with Venerable. Application of the permitted practice partially mitigates the Regulation 213 impact of the Venerable transaction on Equitable Financial’s statutory capital and surplus. The impact of the application of this permitted practice was an increase of approximately $1.5 billion in statutory surplus as of June 30, 2021, which will be amortized over 5 years. The permitted practice also resets Equitable Financial’s unassigned surplus to zero as of June 30, 2021 to reflect the transformative nature of the Venerable transaction.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

11)    REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests are presented in the table that follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Balance, beginning of period	$137	$257	$143	$365
Net earnings (loss) attributable to redeemable noncontrolling interests	4	25	4	(5)
Purchase/change of redeemable noncontrolling interests	(99)	(195)	(105)	(273)
Balance, end of period	$42	$87	$42	$87

12)    COMMITMENTS AND CONTINGENT LIABILITIES
Litigation and Regulatory Matters
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
For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of June 30, 2021, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $150 million.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

annual basis, the Company reviews relevant information with respect to litigation and regulatory contingencies and updates the Company’s accruals, disclosures and reasonably possible losses or ranges of loss based on such reviews.
In August 2015, a lawsuit was filed in Connecticut Superior Court entitled Richard T. O’Donnell, on behalf of himself and all others similarly situated v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action on behalf of all persons who purchased variable annuities from Equitable Financial, which were subsequently subjected to the volatility management strategy and who suffered injury as a result thereof. Plaintiff asserts a claim for breach of contract alleging that Equitable Financial implemented the volatility management strategy in violation of applicable law. Plaintiff seeks an award of damages individually and on a classwide basis, and costs and disbursements, including attorneys’ fees, expert witness fees and other costs. In 2015, the case was transferred to the Southern District of New York and, in 2018, transferred back to Connecticut Superior Court. In August 2019, the court granted Equitable Financial’s motion to strike, which sought dismissal of the complaint, and in September 2019, Plaintiff filed an Amended Class Action Complaint. Equitable Financial filed renewed motions to strike and to dismiss and for an entry of judgment in October 2019. In August 2020, the court granted Equitable Financial’s motion for entry of judgment. Plaintiff filed a notice of appeal. We are vigorously defending this matter.
In February 2016, a lawsuit was filed in the Southern District of New York entitled Brach Family Foundation, Inc. v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action brought on behalf of all owners of UL policies subject to Equitable Financial’s COI rate increase. In early 2016, Equitable Financial raised COI rates for certain UL policies issued between 2004 and 2008, which had both issue ages 70 and above and a current face value amount of $1 million and above. A second putative class action was filed in Arizona in 2017 and consolidated with the Brach matter. The consolidated amended class action complaint alleges the following claims: breach of contract; misrepresentations in violation of Section 4226 of the New York Insurance Law; violations of New York General Business Law Section 349; and violations of the California Unfair Competition Law, and the California Elder Abuse Statute. Plaintiffs seek: (a) compensatory damages, costs, and, pre- and post-judgment interest; (b) with respect to their claim concerning Section 4226, a penalty in the amount of premiums paid by the plaintiffs and the putative class; and (c) injunctive relief and attorneys’ fees in connection with their statutory claims. In August 2020, the federal district court issued a decision certifying nationwide breach of contract and Section 4226 classes, and a New York State Section 349 class. Equitable Financial has commenced settlement discussions with the Brach class action plaintiffs through a non-binding mediation process. No assurances can be given about the outcome of that mediation process. Separately, a substantial number of policy owners have opted out of the Brach class action and are not participating in that mediation process. Most have not yet filed suit. Others filed suit previously. They include five other federal actions challenging the COI rate increase that are also pending against Equitable Financial and have been coordinated with the Brach action for the purposes of pre-trial activities. They contain allegations similar to those in the Brach action as well as additional allegations for violations of various states’ consumer protection statutes and common law fraud. Two actions are also pending against Equitable Financial in New York state court. Equitable Financial is vigorously defending each of these matters.
As with other financial services companies, the Company periodically receives informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the Company or the financial services industry. It is the practice of the Company to cooperate fully in these matters. For example, among other matters, the Company has been cooperating with the U.S. Securities and Exchange Commission (the “SEC”) concerning the SEC’s investigation into the Company’s non-ERISA K-12 403(b) and 457 sales and disclosure practices.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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
Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. Equitable Financial has purchased FHLB stock of $382 million and pledged collateral with a carrying value of $10.8 billion as of June 30, 2021.
Funding agreements are reported in policyholders’ account balances in the consolidated balance sheets. For other instruments used for asset/liability and cash management purposes, see “Derivative and offsetting assets and liabilities” included in Note 4. The table below summarizes the Company’s activity of funding agreements with the FHLB.
Change in FHLB Funding Agreements during the Six Months Ended June 30, 2021

	Outstanding Balance at December 31, 2020	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at June 30, 2021
	(in millions)
Short-term funding agreements:
Due in one year or less	$5,634	$32,276	$30,948	$227	$—	$7,189
Long-term funding agreements:
Due in years two through five	722	—	—	(227)	409	904
Due in more than five years	534	—	—	—	(409)	125
Total long-term funding agreements	1,256	—	—	(227)	—	1,029
Total funding agreements (1)	$6,890	$32,276	$30,948	$—	$—	$8,218
_____________
(1)The $6 million and $7 million difference between the funding agreements carrying value shown in fair value table for June 30, 2021 and December 31, 2020, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.
Funding Agreement-Backed Notes Program
Under the FABN program, Equitable Financial may issue funding agreements in U.S. dollar or other foreign currencies to a Delaware special purpose statutory trust (the “Trust”) in exchange for the proceeds from issuances of fixed and floating rate medium-term marketable notes issued by the Trust from time to time (the “Trust notes”). The funding agreements have matching interest, maturity and currency payment terms to the applicable Trust notes. The Company hedges the foreign currency exposure of foreign currency denominated funding agreements using cross currency swaps as discussed in Note 4. As of May 2021, the maximum aggregate principal amount of Trust notes permitted to be outstanding at any one time is $10 billion. Funding agreements issued to the Trust, including any foreign currency transaction adjustments, are reported in policyholders’ account balances in the consolidated balance sheets. The table below summarizes Equitable Financial’s activity of funding agreements under the FABN. Foreign currency transaction adjustments to policyholder’s account balances are recognized in net income (loss) as an

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

adjustment to interest credited to policyholders’ account balances and are offset in interest credited to policyholders’ account balances by a release of AOCI from deferred changes in fair value of designated and qualifying cross currency swap cash flow hedges. The table below summarizes the Equitable Financial’s activity of funding agreements under the FABN.

Change in FABN Funding Agreements during the Six Months Ended June 30, 2021

	Outstanding Balance at December 31, 2020	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Foreign Currency Transaction Adjustment	Outstanding Balance at June 30, 2021
	(in millions)
Short-term funding agreements:
Due in one year or less	$—	$—	$—	$—	$—	$—	$—
Long-term funding agreements:
Due in years two through five	1,150	1,000	—	—	—	—	2,150
Due in more than five years	800	1,809	—	—	—	(17)	2,592
Total long-term funding agreements	1,950	2,809	—	—	—	(17)	4,742
Total funding agreements (1)	$1,950	$2,809	$—	$—	$—	$(17)	$4,742
_____________
(1)The $23 million and $11 million difference between the funding agreements notional value shown and carrying value table as of June 30, 2021 and December 31, 2020, respectively, reflects the remaining amortization of the issuance cost of the funding agreements and the foreign currency transaction adjustment.
Credit Facilities
Holdings Revolving Credit Facility
In February 2018, Holdings entered into a $2.5 billion five-year senior unsecured revolving credit facility with a syndicate of banks. In June 2021, Holdings entered into an amended and restated revolving credit agreement, which lowered the facility amount to $1.5 billion and extended the maturity date to June 24, 2026, among other changes. The revolving credit facility has a sub-limit of $1.5 billion for the issuance of letters of credit to support the life insurance business reinsured by EQ AZ Life Re. As of June 30, 2021, the Company had $205 million of undrawn letters of credit issued out of the $1.5 billion sub-limit for Equitable Financial as beneficiary.
Bilateral Letter of Credit Facilities
In February 2018, the Company entered into bilateral letter of credit facilities, each guaranteed by Holdings, with an aggregate principal amount of approximately $1.9 billion, with multiple counterparties. In June 2021, Holdings entered into amendments with each of the issuers of its bilateral letter of credit facilities to effect changes similar to those effected in the amended and restated revolving credit agreement. The respective facility limits of the bilateral letter of credit facilities remained unchanged. These facilities support the life insurance business reinsured by EQ AZ Life Re. The HSBC facility matures on February 16, 2024 and the rest of the facilities mature on February 16, 2026.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of June 30, 2021, these arrangements include commitments by the Company to provide equity financing of $1.4 billion (including $182 million with affiliates) to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.
The Company had $17 million of undrawn letters of credit related to reinsurance as of June 30, 2021. The Company had $543 million of commitments under existing mortgage loan agreements as of June 30, 2021.
The Company is the obligor under certain structured settlement agreements it had entered into with unaffiliated insurance companies and beneficiaries. To satisfy its obligations under these agreements, the Company owns single premium annuities issued by previously wholly-owned life insurance subsidiaries. The Company has directed payment

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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
Operating earnings is calculated by adjusting each segment’s net income (loss) attributable to Holdings for the following items:
•Items related to variable annuity product features, which include: (i) certain changes in the fair value of the derivatives and other securities we use to hedge these features; (ii) the effect of benefit ratio unlock adjustments, including extraordinary economic conditions or events such as COVID-19; and (iii) changes in the fair value of the embedded derivatives reflected within variable annuity products’ net derivative results and the impact of these items on DAC amortization on our SCS product;
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Revenues derived from any customer did not exceed 10% of revenues for the three months and six months ended June 30, 2021 and 2020.
The table below presents operating earnings (loss) by segment and Corporate and Other and a reconciliation to net income (loss) attributable to Holdings for the three months and six months ended June 30, 2021 and 2020, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Net income (loss) attributable to Holdings	$123	$(4,019)	$(1,365)	$1,369
Adjustments related to:
Variable annuity product features (1)	1,193	5,722	3,460	(1,147)
Investment (gains) losses	(420)	(169)	(603)	(173)
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	26	28	60	55
Other adjustments (2) (3) (4)	7	75	531	770
Income tax expense (benefit) related to above adjustments (5)	(171)	(1,188)	(726)	104
Non-recurring tax items	—	2	1	8
Non-GAAP operating earnings	$758	$451	$1,358	$986

Operating earnings (loss) by segment:
Individual Retirement	$414	$350	$777	$723
Group Retirement	$171	$90	$322	$196
Investment Management and Research	$126	$92	$247	$187
Protection Solutions	$63	$(12)	$104	$37
Corporate and Other (6)	$(16)	$(69)	$(92)	$(157)
______________
(1)Includes COVID-19 impact on variable annuity product features due to a first quarter 2020 assumption update of $1.5 billion and other COVID-19 related impacts of $35 million for the six months ended June 30, 2020.
(2)Includes COVID-19 impact on other adjustments due to a first quarter 2020 assumption update of $1.0 billion and other COVID-19 related impacts of $35 million and $86 million for the three and six months ended June 30, 2020.
(3)Include separation costs of $16 million, $39 million, $37 million and $71 million for the three months and six months ended June 30, 2021 and 2020, respectively.
(4)Includes certain legal accruals related to the COI litigation of $180 million for the six months ended June 30, 2021. No adjustments were made to prior period operating earnings as the impact was immaterial.
(5)Includes income taxes of $7 million and $554 million for the above COVID-19 items for the three and six months ended June 30, 2020.
(6)Includes interest expense and financing fees of $57 million, $52 million, $115 million and $108 million for the three months and six months ended June 30, 2021 and 2020, respectively.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The table below presents segment revenues for the three months and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Segment revenues:
Individual Retirement (1)	$979	$800	$1,959	$2,273
Group Retirement (1)	346	246	675	528
Investment Management and Research (2)	1,072	844	2,076	1,751
Protection Solutions (1)	832	728	1,658	1,593
Corporate and Other (1)	386	270	720	581
Adjustments related to:
Variable annuity product features	(1,212)	(5,673)	(3,494)	2,672
Investment gains (losses), net	420	169	603	173
Other adjustments to segment revenues (3)	127	66	(94)	488
Total revenues	$2,950	$(2,550)	$4,103	$10,059
______________
(1)Includes investment expenses charged by AB of $20 million, $17 million, $39 million and $35 million for the three months and six months ended June 30, 2021 and 2020, respectively, for services provided to the Company.
(2)Inter-segment investment management and other fees of $32 million, $27 million, $62 million and $54 million for the three months and six months ended June 30, 2021 and 2020, respectively, are included in segment revenues of the Investment Management and Research segment.
(3)Includes COVID-19 impact on other adjustments due to an assumption update of $46 million for the six months ended June 30, 2020 and other COVID-19 related impacts of $21 million and $(30) million for the three and six months ended June 30, 2020.
The table below presents total assets by segment as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(in millions)
Total assets by segment:
Individual Retirement (1)	$144,528	$135,764
Group Retirement	53,211	51,466
Investment Management and Research	10,435	11,179
Protection Solutions	47,602	48,568
Corporate and Other	30,206	28,420
Total assets	$285,982	$275,397
______________
(1) Increase in Individual Retirement as of June 30, 2021 is primarily due to Amounts due from Reinsurers related to ceded reserves on the Venerable transaction (see Note 1 Organization).

14)    EARNINGS PER COMMON SHARE
The following table presents a reconciliation of Net income (loss) and Weighted-average common shares used in calculating basic and diluted Earnings per common share for the periods indicated:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Weighted-average common shares outstanding:
Weighted-average common shares outstanding — basic	424.2	450.4	429.2	455.8
Effect of dilutive potential common shares:
Employee share awards (1)	4.1	—	—	1.4
Weighted-average common shares outstanding — diluted (2)	428.3	450.4	429.2	457.1

Net income (loss):
Net income (loss)	$223	$(3,933)	$(1,177)	$1,492
Less: Net income (loss) attributable to the noncontrolling interest	100	86	188	123
Net income (loss) attributable to Holdings	123	(4,019)	(1,365)	1,369
Less: Preferred stock dividends	26	10	39	23
Net income (loss) available to Holdings’ common shareholders	$97	$(4,029)	$(1,404)	$1,346

Earnings per common share:
Basic	$0.23	$(8.94)	$(3.27)	$2.95
Diluted	$0.23	$(8.94)	$(3.27)	$2.94
_____________
(1)Calculated using the treasury stock method.
(2)Due to net loss for the six months ended June 30, 2021 and three months ended June 30, 2020 approximately 3.9 million and 1.0 million share awards were excluded from the diluted EPS calculation.
For the three months and six months ended June 30, 2021 and 2020, 4.5 million, 8.6 million, 8.3 million and 8.0 million of outstanding stock awards, respectively, were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

15)     HELD-FOR-SALE:
Assets and liabilities related to the business classified as HFS are separately reported in the Consolidated Balance Sheets beginning in the period in which the business is classified as HFS.
Corporate Solutions Life Reinsurance Company
On October 27, 2020, Holdings entered into a Master Transaction Agreement with VIAC. See note 1 of the financial statements for further information. As a result of the agreement, an estimated impairment loss of $15 million, net of income tax, was recorded for the year ended December 31, 2020 and is included in investment gains (losses), net in the consolidated statements of income (loss). The transaction closed on June 1, 2021 with a gain on sale, net of income tax, of less than $1 million. Accordingly, the Company recovered the impairment previously recorded, thus reflecting a gain of $15 million for the six months ended June 30, 2021.
As of December 31, 2020, assets of CS Life and CS Life Re to be sold, net of the estimated impairment loss accrual, was $470 million which is reported in assets HFS and total liabilities of $322 million was reported in liabilities HFS. The assets and liabilities HFS are reported in the Corporate and Other segment.
The following table summarizes the components of assets and liabilities HFS on the Consolidated Balance Sheets as of December 31, 2020:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

December 31,
2020
(in millions)
Assets:
Fixed maturity securities	$235
Trading securities, at fair value	189
Other invested assets	1
Cash and cash equivalents	39
Other assets	25
Assets held-for-sale	489
Less: Loss accrual	(19)
Total assets held-for-sale	$470

Liabilities:
Future policy benefits and other policyholder's liabilities:	$320
Broker-dealer related payables	—
Other liabilities	2
Total liabilities held-for-sale	$322

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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2020
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Balance Sheet:
Assets:
Deferred policy acquisition costs	4,182	(92)	4,090
Total Assets	$254,110	$(92)	$254,018
Liabilities:
Future policy benefits and other policyholders’ liabilities	41,476	30	41,506
Current and deferred income taxes	1,848	(26)	1,822
Total Liabilities	$234,889	$4	$234,893
EQUITY
Retained earnings	12,995	(96)	12,899
Total equity attributable to Holdings	17,594	(96)	17,498
Total Equity	19,134	(96)	19,038
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$254,110	$(92)	$254,018

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Income (Loss)
REVENUES
Policy charges and fee income	$879	$(2)	$877	$1,870	$3	$1,873
Net derivative gains (losses)	(6,033)	(5)	(6,038)	3,368	(6)	3,362
Net investment income (loss)	1,035	(13)	1,022	1,651	—	1,651
Other Income	124	—	124	280	(1)	279
Total revenues	(2,530)	(20)	(2,550)	10,063	(4)	10,059

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits	746	(10)	736	3,534	(22)	3,512
Amortization of deferred policy acquisition costs	183	(21)	162	1,431	34	1,465
Other operating costs and expenses	434	—	434	871	1	872
Total benefits and other deductions	2,489	(31)	2,458	8,195	13	8,208
Income (loss) from continuing operations, before income taxes	(5,019)	11	(5,008)	1,868	(17)	1,851
Income tax (expense) benefit	1,077	(2)	1,075	(363)	4	(359)
Net income (loss)	(3,942)	9	(3,933)	1,505	(13)	1,492
Net income (loss) attributable to Holdings	$(4,028)	$9	$(4,019)	$1,382	$(13)	$1,369

EARNINGS PER COMMON SHARE
Basic	$(8.96)	$0.02	$(8.94)	$2.98	$(0.03)	$2.95
Diluted	$(8.96)	$0.02	$(8.94)	$2.97	$(0.03)	$2.94

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$(3,942)	$9	$(3,933)	$1,505	$(13)	$1,492
Change in unrealized gains (losses), net of reclassification adjustment	1,614	—	1,614	3,048	(4)	3,044
Other comprehensive income	1,642	—	1,642	3,083	(4)	3,079
Comprehensive income (loss)	(2,300)	9	(2,291)	4,588	(17)	4,571
Comprehensive income (loss) attributable to Holdings	$(2,389)	$9	$(2,380)	$4,470	$(17)	$4,453

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Equity:
Retained earnings, beginning of year	$17,112	$(105)	$17,007	$11,827	$(83)	$11,744
Net income (loss) attributable to Holdings	(4,028)	9	(4,019)	1,382	(13)	1,369
Retained earnings, end of period	$12,995	$(96)	$12,899	$12,995	$(96)	$12,899
Total Holdings’ equity, end of period	17,594	(96)	17,498	17,594	(96)	17,498
Total equity, end of period	$19,134	$(96)	$19,038	$19,134	$(96)	$19,038

	June 30, 2020
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Cash Flows:
Cash flows from operating activities:
Net income (loss)	$1,505	$(13)	$1,492
Adjustments to reconcile Net income (loss) to Net cash provided by (used in) operating activities:
Policy charges and fee income	(1,870)	(3)	(1,873)
Net derivative (gains) losses	(3,368)	6	(3,362)
Amortization and depreciation	1,506	34	1,540
Changes in:
Future policy benefits	1,828	(21)	1,807
Current and deferred income taxes	482	(4)	478
Other, net	(329)	1	(328)
Net cash provided by (used in) operating activities	$(548)	$—	$(548)
Cash and cash equivalents, end of period	$8,364	$—	$8,364

17)     SUBSEQUENT EVENTS
Funding Agreement-Backed Notes
On July 12, 2021, Equitable Financial completed its inaugural $500 million sustainable financing issuance. Pursuant to the FABN program discussed in Note 12, the issuance was offered in the form of funding agreement backed notes through Equitable Financial Life Global Funding, having a fixed interest rate of 1.30% per annum and maturing in July 2026.

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
Reinsurance of Legacy Variable Annuity Block and Sale of Runoff Variable Annuity Reinsurance Entity
On June 1, 2021, Holdings completed its previously announced sale of Corporate Solutions Life Reinsurance Company, an insurance company domiciled in Delaware and wholly owned subsidiary of the Company (“CSLRC”), to Venerable Insurance and Annuity Company, an insurance company domiciled in Iowa (“VIAC”), pursuant to the Master Transaction Agreement, dated October 27, 2020 (the “Master Transaction Agreement”), among the Company, VIAC and, solely with respect to Article XIV thereof, Venerable Holdings, Inc., a Delaware corporation (“Venerable”).
Pursuant to the Master Transaction Agreement, immediately prior to the closing of the Transaction, CSLRC effected the recapture of all of the business that was ceded to CS Life Re Company, an insurance company domiciled in Arizona and wholly owned subsidiary of CSLRC (“Reinsurance Subsidiary”), and sold 100% of the equity of the Reinsurance Subsidiary to another wholly owned subsidiary of the Company.
VIAC paid the Company a cash purchase price of $215 million for CSLRC at closing. The post-closing true-up adjustment is expected to be immaterial. VIAC also issued a surplus note in aggregate principal amount of $50 million to Equitable Financial Life Insurance Company, a New York-domiciled life insurance company and a wholly owned subsidiary of Holdings, for cash consideration.
Immediately following the closing of the Transaction, CSLRC and Equitable Financial entered into a coinsurance and modified coinsurance agreement (the “Reinsurance Agreement”), pursuant to which Equitable Financial ceded to CSLRC, on a combined coinsurance and modified coinsurance basis, legacy variable annuity policies sold by Equitable Financial between 2006-2008 (the “Block”), comprised of non-New York “Accumulator” policies containing fixed rate Guaranteed Minimum Income Benefit and/or Guaranteed Minimum Death Benefit guarantees. At the closing of the Transaction, CSLRC deposited assets supporting the general account liabilities relating to the Block into a trust account for the benefit of Equitable Financial, which assets will secure its obligations to Equitable Financial under the Reinsurance Agreement. At the closing of the Transaction, AllianceBernstein L.P., a subsidiary of the Company (“AB”), entered into an investment advisory agreement with CSLRC pursuant to which AB will serve as the preferred investment manager of the general account assets transferred to the trust account. The Company transferred assets of $9.5billion, including primarily available for sale securities and cash, to a collateral trust account as the consideration for the reinsurance transaction. In addition, we recorded $9.6 billion of direct insurance liabilities ceded under the reinsurance contract, of which $5.3 billion is accounted at fair value, as the reinsurance of

GMxB with no lapse guarantee riders are embedded derivatives. Additionally, $16.9 billion of Separate Account liabilities were ceded under a modified coinsurance portion of the agreement.
In addition, upon the completion of the Transaction, Equitable Investment Management Group, LLC, a wholly owned subsidiary of the Company, acquired an approximate 9.09% equity interest in Venerable’s parent holding company, VA Capital Company LLC. In connection with such investment, Equitable Investment Management Group, LLC will have the right to designate a member of the Board of Managers of VA Capital Company LLC.
COVID-19 Impact
We continue to closely monitor developments related to the COVID-19 pandemic. Vaccine distribution continues to progress in the United States, and many government-imposed restrictions have been reduced or removed. Despite this progress, the extent of the pandemic’s impact on us will depend on future developments that remain highly uncertain, including slowing COVID-19 vaccination rates and the efficacy of vaccines against COVID-19 variant strains. It is not possible to predict or estimate the longer-term effects of the pandemic, or any additional actions taken to contain or address the pandemic, on the economy and on our business, results of operations, and financial condition, including the impact on our investment portfolio or the need for us to revisit or revise targets previously provided to the markets and/or aspects of our business model. For additional information regarding the potential impacts of the COVID-19 pandemic and action we have taken to mitigate certain impacts, see “Risk Factors—Risks Relating to Conditions in the Financial Markets and Economy—The coronavirus (COVID-19) pandemic”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—COVID-19 Impact” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Account Investment Portfolio” in the 2020 Form 10-K.
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
Impact of Hedging and GMxB Reinsurance on Results
We have offered and continue to offer variable annuity products with GMxB features. The future claims exposure on these features is sensitive to movements in the equity markets and interest rates. Accordingly, we have implemented hedging and reinsurance programs designed to mitigate the economic exposure to us from these features due to equity market and interest rate movements. These programs include:
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
•GMxB reinsurance contracts. Historically, GMIB reinsurance contracts were used to cede to non-affiliated reinsurers a portion of our exposure to variable annuity products that offer a GMIB feature. We account for the GMIB reinsurance contracts as derivatives and report them at fair value. Gross GMIB reserves are calculated on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts. Accordingly, our gross reserves will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital market or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts. Because changes in the fair value of the GMIB reinsurance contracts are recorded in the period in which they occur and a majority of the changes in gross reserves for GMIB are recognized over time, net income will be more volatile. In addition, on June 1, 2021, we ceded legacy variable annuity policies sold by EFLIC between 2006-2008 (the “Block”), comprised of non-New York “Accumulator” policies containing fixed rate GMIB and/or GMDB guarantees. As this contract provides full risk transfer, the benefits of this treaty are accounted for in the same manner as the underlying gross reserves.

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
Impact of Assumption Updates and Model Changes on Income from Continuing Operations before income taxes and Net income (loss)
The table below presents the impact of our actuarial assumption update during the three and six months ended June 30, 2020 to our Income (loss) from continuing operations, before income taxes and Net income (loss). There were no assumption update for the three and six months ended June 30, 2021.

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020 (1)
	(in millions)
Impact of assumption update on Net income (loss):
Variable annuity product features related assumption update	$—	$(1,468)
Assumption updates for other business	—	(1,049)
Impact of assumption updates on Income (loss) from continuing operations, before income tax	—	(2,517)
Income tax benefit on assumption update	—	529
Net income (loss) impact of assumption update	$—	$(1,988)
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
Model Changes
There were no material model changes in the first and second quarters of 2021.
In the first quarter of 2020, we adopted a new economic scenario generator to calculate the fair value of the GMIB reinsurance contract asset and GMxB derivative features liability, eliminating reliance on AXA Group for scenario production. The new economic scenario generator allows for a tighter calibration of U.S. indices, better reflecting our actual portfolio.
Impact of the First Quarter 2020 Assumption Update, and COVID-19 Impacts on Pre-tax Non-GAAP Operating Earnings Adjustments
The unprecedented and rapid spread of COVID-19 and the related restrictions and social distancing measures implemented throughout the world caused severe, lasting turmoil in the financial markets during the first three months of 2020.
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
The table below presents the COVID-19 pandemic related impacts on Income (loss) from continuing operations, before income taxes which all occurred during the three and six months ended June 30, 2020 by segment and Corporate and Other, and the COVID-19 pandemic related adjustments included in the reconciliation of Net Income (loss) attributable to Holdings to Non-GAAP Operating Earnings:

	Three Months Ended June 30, 2020
	COVID-19 Impacts
	Interest Rate Assumption Update	Impacts other than Interest Rate Assumption Update (1)	Total
	(in millions)
Net income (loss) from continuing operations, before income taxes by Segment and Corporate and Other:
Individual Retirement	$—	$1	$1
Group Retirement	—	(3)	(3)
Protection Solutions	—	(43)	(43)
Corporate and Other	—	10	10
Net income (loss) from continuing operations, before income taxes	$—	$(35)	$(35)

	Three Months Ended June 30, 2020
	COVID-19 Impacts
	Interest Rate Assumption Update	Impacts other than Interest Rate Assumption Update (1)	Total
	(in millions)
COVID-19-related adjustments included in Reconciliation of Net income (loss) attributable to Holdings to Non-GAAP Operating Earnings:
Variable annuities product features	$—	$—	$—
Other adjustments	—	(35)	(35)
Net income (loss) from continuing operations, before income taxes	$—	$(35)	$(35)
_______________
(1) Includes adjustments to Non-GAAP Operating Earnings primarily due to non-variable annuity hedging impacts resulting from unprecedented volatility in equity markets

	Six Months Ended June 30, 2020
	COVID-19 Impacts
	Interest Rate Assumption Update	Impacts other than Interest Rate Assumption Update (1)	Total
	(in millions)
Net income (loss) from continuing operations, before income taxes by Segment and Corporate and Other:
Individual Retirement	$(1,417)	$(43)	$(1,460)
Group Retirement	(51)	—	(51)
Protection Solutions	(1,016)	(75)	(1,091)
Corporate and Other	(33)	(3)	(36)
Net income (loss) from continuing operations, before income taxes	$(2,517)	$(121)	$(2,638)

COVID-19-related adjustments included in Reconciliation of Net income (loss) attributable to Holdings to Non-GAAP Operating Earnings:
Variable annuities product features	$(1,468)	$(35)	$(1,503)
Other adjustments	(1,049)	(86)	(1,135)
Net income (loss) from continuing operations, before income taxes	$(2,517)	$(121)	$(2,638)
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
Regulation 213. In New York, Regulation 213, adopted in May of 2019 and as amended in February 2020 and March 2021, differs from the NAIC variable annuity reserve and capital framework. Regulation 213, as amended, will not materially affect Holdings’ GAAP financial condition, results of operations or stockholders’ equity. However, Regulation 213, absent management action, requires Holdings’ principal insurance subsidiary, Equitable Financial, to carry statutory basis reserves for its variable annuity contract obligations equal to the greater of those required under (i) the NAIC standard or (ii) a revised version of the NYDFS requirement in effect prior to the adoption of the first amendment for contracts issued prior to January 1, 2020, and for policies issued after that date a new standard that in current market conditions imposes more conservative reserving requirements for variable annuity contracts than the NAIC standard. Absent management action, Regulation 213 will (i) negatively impact Equitable Financial’s surplus level and RBC ratio and (ii) materially and adversely affect Equitable Financial’s dividend capacity from 2021 and moving forward. These impacts would be more adverse in periods of rising equity and/or interest rate markets, as was the case following the equity market appreciation in the second half of 2020 and the first half of 2021. Such impacts were exacerbated upon closing of the Venerable transaction. As a holding company, Holdings relies on dividends and other payments from its subsidiaries and, accordingly, any material limitation on Equitable Financial’s dividend capacity could materially affect Holdings’ ability to return capital to stockholders through dividends and stock repurchases. The Company is considering management actions to mitigate the impact of Regulation 213. These actions could include seeking further amendment of Regulation 213 or exemptive relief therefrom, in addition to a permitted practice recently granted by the NYDFS which partially mitigates the Regulation 213 impact of the Venerable transaction to make the regulation’s application to Equitable Financial more consistent with the NAIC reserve and capital framework, as well as changing the Company’s underwriting practices to emphasize issuing variable annuity products out of affiliates which are not domiciled in New York, increasing the use of reinsurance and other corporate transactions intended to reduce the impact of the regulation. There can be no assurance that any management action individually or collectively will fully mitigate the impact of Regulation 213. Other state insurance regulators may also propose and adopt standards that differ from the NAIC framework. See Note 10 of the Notes to the Consolidated Financial Statements for further detail on the permitted practice recently granted by the NYDFS.
Fiduciary Rules / “Best Interest” Standards of Conduct
In the wake of the March 2018 federal appeals court decision to vacate the 2016 DOL Fiduciary Rule, the DOL announced its intention to issue revised fiduciary investment advice regulations. In December 2020, the DOL finalized a “best interest” prohibited transaction exemption (“PTE 2020-02”) for investment advice fiduciaries under ERISA, with an enforcement date of December 20, 2021. The new rule restores the five-part test for determining fiduciary status that was in effect prior to the 2016 DOL Fiduciary Rule, although the scope of PTE 2020-02 extends to rollover transactions if they constitute “investment advice” under the five-part test. If fiduciary status is triggered, PTE 2020-02 prescribes a set of impartial conduct standards and disclosure obligations that are intended to be consistent with the SEC’s Regulation Best Interest. We are currently devoting significant time and resources towards coming into compliance with PTE 2020-02 but do not expect the new rules to have a material impact on our business. However, in June 2021 the DOL updated its formal regulatory agenda to include issuance of a proposed rulemaking by year-end 2021 that would further amend its fiduciary regulations, including PTE 2020-02 and, possibly, other existing prohibited transaction exemptions.
In April 2021, the Appellate Division of the NYS Supreme Court, Third Department, overturned NY Department of Financial Services Regulation 187 — Suitability and Best Interests in Life Insurance and Annuity Transactions (“Regulation 187”) for being unconstitutionally vague. In June 2021, the NYDFS appealed this ruling to the New York State Court of Appeals, which automatically granted a stay, meaning that Regulation 187 remains in effect pending a decision by the Court of Appeals.
Climate Risks. In September 2020, the NYDFS announced that it expects insurers to integrate financial risks from climate change into their governance frameworks, risk management processes, and business strategies, and that it will integrate questions on this topic into their examinations in 2021. In March 2021, the NYDFS issued for public comment proposed guidance for New York domestic insurers, such as Equitable Financial, which states that insurers are expected to take a proportionate approach to managing climate risks that reflects its exposure to climate risks. For example, an insurer should integrate the evaluation of climate risks into its governance structure and use scenario analysis to guide risk assessment. We provided comments after reviewing the NYDFS’ proposed guidance designed to ensure that such guidance is consistent with our existing risk management framework. The NYDFS intends to formally adopt the guidance, as modified by the comment process, in the third quarter of 2021.
On July 14, 2021, the NYDFS published notice of the adoption of amendments to the regulation governing enterprise risk management, effective August 13, 2021. The amendments require that certain additional risks, including climate change, be included in an insurance group’s enterprise risk management function, among other requirements.
NYDFS Guidance on Diversity and Corporate Governance. In March 2021, the NYDFS issued a circular letter which states that the NYDFS expects the insurers that it regulates to make diversity of their leadership a business priority and a key element of their corporate governance. The NYDFS is collecting data from New York domestic and authorized foreign insurers that meet certain premium thresholds, including Equitable Financial, to collect data regarding the diversity of corporate boards and management, and it will include diversity-related questions in its examination process starting in 2022. We are considering the NYDFS’ guidance as part of our commitment to diversity and inclusion.
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
We estimate that the aggregate amount of the one-time expenses described above will be approximately $700 million. Through June 30, 2021, a total of $677 million has been incurred, of which $16 million, $39 million, $37 million and $71 million was incurred in the three and six months ended June 30, 2021 and 2020, respectively.
Productivity Strategies
Retirement and Protection Businesses
As part of our continuing efforts to drive productivity improvements, as of January 2021, we have begun a new program expected to achieve $80 million of targeted run-rate expense savings by 2023. We expect to achieve these saving by shifting our workforce into an agile working model, leveraging technology-enabled capabilities, augmenting our real estate footprint, and continuing to realize a portion of COVID-related savings.
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
Non-GAAP operating earnings equals our consolidated after-tax net income attributable to Holdings adjusted to eliminate the impact of the following items:
•Items related to variable annuity product features, which include: (i) certain changes in the fair value of the derivatives and other securities we use to hedge these features; (ii) the effect of benefit ratio unlock adjustments, including extraordinary economic conditions or events such as COVID-19; and (iii) changes in the fair value of the embedded derivatives reflected within variable annuity products’ net derivative results and the impact of these items on DAC amortization on our SCS product;
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
The table below presents a reconciliation of net income (loss) attributable to Holdings to Non-GAAP operating earnings for the six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Net income (loss) attributable to Holdings	$123	$(4,019)	$(1,365)	$1,369
Adjustments related to:
Variable annuity product features (1)	1,193	5,722	3,460	(1,147)
Investment (gains) losses	(420)	(169)	(603)	(173)
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	26	28	60	55
Other adjustments (2) (3) (4)	7	75	531	770
Income tax expense (benefit) related to above adjustments (5)	(171)	(1,188)	(726)	104
Non-recurring tax items	—	2	1	8
Non-GAAP operating earnings	$758	$451	$1,358	$986
______________
(1)Includes COVID-19 impact on Variable annuity product features due to a first quarter 2020 assumption update of $1.5 billion and other COVID-19 related impacts of $35 million for the six months ended June 30, 2020.
(2)Includes COVID-19 impact on Other adjustments due to a first quarter 2020 assumption update of $1.0 billion for the six months ended June 30, 2020 and other COVID-19 related impacts of $35 million and $86 million for the three and six months ended June 30, 2020.
(3)Includes separation costs of $16 million,$39 million,$37 million and $71 million for the three months and six months ended June 30, 2021 and 2020.
(4)Includes certain legal accruals related to the cost of insurance litigation of $180 million for the six months ended June 30, 2021. No adjustments were made to prior period non-GAAP operating earnings as the impact was immaterial.

(5)Includes income taxes of ($7) million and ($554) million for the above related COVID-19 items for the three and six months ended June 30, 2020.
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
The following table presents return on average equity attributable to Holdings’ common shareholders, excluding AOCI and Non-GAAP Operating ROE for the trailing twelve months ended June 30, 2021.

Trailing Twelve Months Ended June 30, 2021
(in millions)
Net income (loss) available to Holdings’ common shareholders	$(3,451)
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$9,716
Return on average equity attributable to Holdings’ common shareholders, excluding AOCI	(35.5)%

Non-GAAP operating earnings available to Holdings’ common shareholders	$2,605
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$9,716
Non-GAAP Operating ROE	26.8%

The following table presents Non-GAAP Operating ROC by segment for our Individual Retirement, Group Retirement and Protection Solutions segments for the trailing twelve months ended June 30, 2021.

	Trailing Twelve Months Ended June 30, 2021
	Individual Retirement	Group Retirement	Protection Solutions
	(in millions)
Operating earnings	$1,590	$617	$213
Average capital	$6,426	$1,108	$2,137
Non-GAAP Operating ROC	24.8%	55.5%	10.0%

Non-GAAP Operating Common EPS
Non-GAAP operating common EPS is calculated by dividing Non-GAAP operating earnings by diluted common shares outstanding. The following table sets forth Non-GAAP operating common EPS for the six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(per share amounts)
Net income (loss) attributable to Holdings (1)	$0.29	$(8.92)	$(3.18)	$2.99
Less: Preferred stock dividends	0.06	0.02	0.09	0.05
Net income (loss) available to Holdings’ common shareholders	0.23	(8.94)	(3.27)	2.94
Adjustments related to:
Variable annuity product features (2)	2.79	12.70	8.06	(2.51)
Investment (gains) losses	(0.98)	(0.38)	(1.41)	(0.38)
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	0.06	0.06	0.14	0.12
Other adjustments (3) (4) (5)	0.01	0.18	1.24	1.70
Income tax expense (benefit) related to above adjustments (6)	(0.40)	(2.64)	(1.69)	0.23
Non-recurring tax items	—	—	—	0.02
Non-GAAP operating common EPS	$1.71	$0.98	$3.07	$2.12
______________
(1)Due to reporting a net loss for the three months ended June 30, 2020 and six months ended June 30, 2021, basic shares was used in the diluted earnings per common share calculation as the use of diluted shares would have resulted in a lower loss per share.
(2)Includes COVID-19 impact on Variable annuity product features due to a first quarter 2020 assumption update of $3.21 and other COVID-19 related impacts of $0.08 for the six months ended June 30, 2020.
(3)Includes COVID-19 impact on Other adjustments due to a first quarter 2020 assumption update of $2.29 for the six months ended June 30, 2020 and other COVID-19 related impacts of $0.08 and $0.19 for the three and six months ended June 30, 2020.
(4)Includes separation costs of $0.04, $0.09, $0.09 and $0.16 for the three months and six months ended June 30, 2021 and 2020.
(5)Includes certain legal accruals related to the cost of insurance litigation of $0.42 for the six months ended June 30, 2021. No adjustments were made to prior period non-GAAP operating EPS as the impact was immaterial.
(6)Includes income taxes of $(0.02) and $(1.21) for the above related COVID-19 items for the three and six months ended June 30, 2020.
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
Our economic interest in AB was approximately 65% during the three months and six months ended June 30, 2021 and 2020.
Effective Tax Rates
For interim reporting periods, we calculate income tax expense using an estimated annual ETR, with discrete items recognized in the period in which they occur.
Consolidated Results of Operations
The following table summarizes our consolidated statements of income (loss) for the three months and six months ended June 30, 2021 and 2020:
Consolidated Statement of Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$939	$877	$1,888	$1,873
Premiums	241	244	499	533
Net derivative gains (losses)	(1,199)	(6,038)	(3,745)	3,362
Net investment income (loss)	1,033	1,022	1,917	1,651
Investment gains (losses), net:
Credit losses on Available for Sale debt securities and loans	5	(31)	6	(43)
Other investment gains (losses), net	415	200	598	216
Total investment gains (losses), net	420	169	604	173
Investment management and service fees	1,318	1,052	2,575	2,188
Other income	198	124	365	279
Total revenues	2,950	(2,550)	4,103	10,059

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions, except per share data)
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	828	736	1,767	3,512
Interest credited to policyholders’ account balances	309	307	600	624
Compensation and benefits	568	469	1,148	995
Commissions and distribution-related payments	397	302	779	640
Interest expense	51	48	125	100
Amortization of deferred policy acquisition costs	106	162	193	1,465
Other operating costs and expenses	447	434	1,055	872
Total benefits and other deductions	2,706	2,458	5,667	8,208
Income (loss) from continuing operations, before income taxes	244	(5,008)	(1,564)	1,851
Income tax (expense) benefit	(21)	1,075	387	(359)
Net income (loss)	223	(3,933)	(1,177)	1,492
Less: Net income (loss) attributable to the noncontrolling interest	100	86	188	123
Net income (loss) attributable to Holdings	123	(4,019)	(1,365)	1,369
Less: Preferred stock dividends	26	10	39	23
Net income (loss) available to Holdings’ common shareholders	$97	$(4,029)	$(1,404)	$1,346

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$0.23	$(8.94)	$(3.27)	$2.95
Diluted	$0.23	$(8.94)	$(3.27)	$2.94
Weighted average common shares outstanding (in millions):
Basic	424.2	450.4	429.2	455.8
Diluted	428.3	450.4	429.2	457.1

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Non-GAAP operating earnings	$758	$451	$1,358	$986

The following table summarizes our Non-GAAP operating earnings per common share for the three months and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Non-GAAP operating earnings per common share:
Basic	$1.73	$0.98	$3.07	$2.11
Diluted	$1.71	$0.98	$3.07	$2.11

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
Net Income Attributable to Holdings
Net loss attributable to Holdings decreased by $4.1 billion, to a net income of $123 million for the three months ended June 30, 2021 from a net loss of $4.0 billion in the three months ended June 30, 2020. The following notable items were the primary drivers for the change in net income (loss):
Favorable items included:

•Net derivative loss decreased by $4.8 billion mainly due to a decrease in interest rates and equity market appreciation in the second quarter of 2021 as well as the second quarter 2020 negative impacts from non-performance risk and credit spreads due to spread tightening.
•Fee-type revenue increased by $399 million mainly driven by higher base fees, performance-based fees and distribution revenues in our Investment Management & Research segment as a result of higher average AUM and net inflows and higher fees in our Individual, Group Retirement and Protection Solutions segments as a result of higher average Separate Accounts AV and higher broker-dealer related revenues.
•Investment gains increased by $251 million mainly due to rebalancing in the General Account portfolio associated with the Venerable transaction.
•Amortization of DAC decreased by $56 million mainly due to our Protection Solutions and Individual Retirement segments. The decrease in our Protection Solutions segment was driven by the impact of the assumption update in the first quarter of 2020 related to COVID-19 (as a result of the lower interest rate assumption, Protection Solutions entered into loss recognition resulting in an acceleration of DAC amortization in second quarter 2020).The decrease in our Individual Retirement segment reflected the lower increase equity markets on SCS assets during the second quarter 2021 compared to second quarter 2020.
•Net investment income increased by $11 million mainly due to higher prepayments, higher asset balances and higher income from our alternative investment portfolio partially offset by the Venerable transaction.
These were partially offset by the following unfavorable items:
•Compensation, benefits and other operating expenses increased by $112 million mainly due to higher employee compensation in our Investment Management and Research segment due to higher revenues and expenses related to the Venerable transaction.
•Policyholders’ benefits increased by $92 million mainly due to our Protection Solutions and Individual Retirement segments. The increase in our Protection Solutions segment was mainly due to Profit followed by Loss reserves reactivity to realized capital gains and the increase in Employee Benefits’ reserves due to strong growth partially offset by lower adverse mortality. The increase in our Individual Retirement segment reflects lower equity markets appreciation in the second quarter of 2021 compared to the second quarter of 2020 partially offset by the Venerable transaction.
•Commissions and distribution-related payments increased by $95 million mainly due to higher distribution-related payments in our Investment Management and Research segment, as well as the growth in broker dealer sales.
•Net income attributable to noncontrolling interest increased by $14 million mainly due to higher AB pre-tax income partially offset by lower consolidated VIE income.
•Income tax expense increased by $1.1 billion mainly due to pre-tax income in the second quarter of 2021 compared to a pre-tax loss in the second quarter of 2020.
Non-GAAP Operating Earnings
Non-GAAP Operating Earnings increased by $307 million to $758 million for the three months ended June 30, 2021 from $451 million in the three months ended June 30, 2020. The following notable items were the primary drivers for the change in Non-GAAP Operating Earnings:
Favorable items included:
•Fee-type revenue increased by $395 million mainly due to higher base fees, performance-based fees and distribution revenues in our Investment Management & Research segment as a result of higher average AUM and net inflows and higher fees in our Individual, Group Retirement and Protection Solutions segments as a result of higher average Separate Accounts AV and higher broker-dealer related revenues.
•Net investment income increased by $299 million mainly due to higher prepayments, higher asset balances and higher income from our alternative investment portfolio partially offset by the Venerable transaction.
•Net derivative loss decreased by $33 million mainly due to equity market appreciation, which is offset in Policyholder’s benefits, partially offset by inflation related hedging losses.
These were partially offset by the following unfavorable items:

•Compensation, benefits and other operating costs and expenses increased by $112 million mainly due to employee compensation in our Investment Management and Research segment due to higher revenues.
•Commissions and distribution-related payments increased by $95 million mainly due to higher distribution-related payments in our Investment Management and Research segment, as well as the growth in broker dealer sales.
•Policyholders’ benefits increased by $82 million mainly due to equity market appreciation, which is offset in the Net Derivative gains.
•Earnings attributable to the noncontrolling interest increased by $28 million mainly due to higher AB Operating earnings in our Investment Management and Research segment.
•Income tax expense increased by $81 million driven by higher pre-tax earnings, partially offset by a lower effective tax rate.
Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
Net Income Attributable to Holdings
Net income (loss) attributable to Holdings decreased by $2.7 billion to a net loss of $1.4 billion for the six months ended June 30, 2021 from a net income of $1.4 billion for the six months ended June 30, 2020. The following notable items were the primary drivers for the change in net income (loss):
Unfavorable items included:
•Net derivative gains decreased by $7.1 billion driven by an increase in interest rates and equity market appreciation in the first half of 2021 compared to decreases in interest rates and equity market depreciation in the first half of 2020, as well as the positive impacts from non-performance risk and credit spreads widening in the first half of 2020.
•Compensation, benefits and other operating expenses increased by $336 million mainly due to higher litigation reserve accruals, including the COI litigation. In addition, employee compensation in our Investment Management and Research segment increased due to higher revenues.
•Commissions and distribution-related payments increased by $139 million mainly due to higher distribution-related payments in our Investment Management and Research segment, as well as the growth in broker dealer sales.
•Net income attributable to noncontrolling interest increased by $65 million mainly due to higher AB pre-tax income and higher consolidated VIE income.
These were partially offset by the following favorable items:
•Policyholders’ benefits decreased by $1.7 billion mainly due to our Individual Retirement segment reflecting the non-recurrence of the interest rate assumption update in the first half of 2020 and equity markets appreciation in the first half of 2021 compared to equity market depreciation in the first half of 2020. This was partially offset by an increase in our Protections Solutions segment reflecting an increase in PFBL reserve from current year capital gains and unfavorable morality driven by COVID-19 claims in the first quarter in 2021, which were offset by higher ceded coverage and the release of reserves. Employee Benefits’ reserves continue to grow in line with the block size.
•Amortization of DAC decreased by $1.3 billion mainly due to the interest rate assumption update in the first quarter of 2020 as a result of the extraordinary economic conditions driven by COVID-19. As a result of the lower interest rate assumption, Protection Solutions segment entered into loss recognition resulting in an acceleration of DAC amortization in the first half of 2020.
•Fee-type revenue increased by $454 million mainly driven by higher base fees, performance fees and distribution revenues in our Investment Management & Research segment as a result of higher average AUM revenues and higher fees in our Individual and Group Retirement segments as a result of higher average Separate Accounts AV and higher broker-dealer related revenues. The increase was partially offset by lower amortization of the initial fee liability from the non-recurrence of the first quarter 2020 interest rate assumption update.
•Investment gains increased by $431 million mainly due to rebalancing in the General Account portfolio associated with the Venerable transaction.
•Net investment income increased by $266 million mainly due to higher prepayments, higher asset balances and higher income from our alternative investment portfolio partially offset by the Venerable transaction.

•Income tax expense decreased by $746 million mainly due to a pre-tax loss in the first half of 2021 compared to a pre-tax income in the first half of 2020.
See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding assumption updates.
Non-GAAP Operating Earnings
Non-GAAP operating earnings increased by $372 million to $1.4 billion for the six months ended June 30, 2021 from $986 million in the six months ended June 30, 2020. The following notable items were the primary drivers for the change in Non-GAAP operating earnings.
Favorable items included:
•Fee-type revenue increased by $495 million mainly due to higher base fees, performance-based fees and distribution revenues in our Investment Management & Research segment as a result of higher average AUM revenues, higher fees in our Individual and Group Retirement segments as a result of higher average Separate Accounts AV and higher broker-dealer related revenues.
•Net investment income increased by $407 million mainly due to higher prepayments, higher asset balances and higher income from our alternative investment portfolio partially offset by the Venerable transaction.
•Policyholders’ benefits decreased by $382 million mainly due to equity market appreciation, which is offset in the Net Derivative gains, partially offset by higher ongoing reserves resulting from assumption updates in 2020 and higher death claims in 2021.
•Amortization of DAC decreased by $31 million mainly in our Protection Solutions segment reflecting lower VISL baseline amortization following the DAC write-off in the first half of 2020.
•Interest credited to policyholders’ account balances decreased by $30 million mainly due to the impact of equity market appreciation on our SCS product features.
These were partially offset by the following unfavorable items:
•Net derivative gains decreased by $540 million mainly due to equity market appreciation, which is offset in Policyholder’s benefits, and inflation related hedging losses.
•Compensation, benefits and other operating costs and expenses increased by $147 million mainly due to employee compensation in our Investment Management and Research segment due to higher revenues.
•Commissions and distribution-related payments increased by $139 million mainly due to higher distribution-related payments in our Investment Management and Research segment, as well as the growth in broker dealer sales.
•Earnings attributable to the noncontrolling interest increased by $56 million mainly due to higher AB Operating earnings in our Investment Management and Research segment.
•Income tax expense increased by $87 million mainly driven by higher pre-tax earnings.
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
The following table summarizes operating earnings (loss) on our segments and Corporate and Other for the three months and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Operating earnings (loss) by segment:
Individual Retirement	$414	$350	$777	$723
Group Retirement	171	90	322	196
Investment Management and Research	126	92	247	187
Protection Solutions	63	(12)	104	37
Corporate and Other	(16)	(69)	(92)	(157)
Non-GAAP operating earnings	$758	$451	$1,358	$986

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
The following table summarizes operating earnings of our Individual Retirement segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Operating earnings	$414	$350	$777	$723

Key components of operating earnings are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
REVENUES
Policy charges, fee income and premiums	$496	$493	$1,018	$994
Net investment income	351	266	676	582
Net derivative gains (losses)	(69)	(123)	(128)	356
Investment management, service fees and other income	201	164	393	341
Segment revenues	$979	$800	$1,959	$2,273

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$163	$76	$369	$748
Interest credited to policyholders’ account balances	67	81	135	163
Commissions and distribution-related payments	75	60	156	132
Amortization of deferred policy acquisition costs	73	72	151	159
Compensation, benefits and other operating costs and expenses	99	87	211	193
Interest expense	—	—	—	—
Segment benefits and other deductions	$477	$376	$1,022	$1,395

The following table summarizes AV for our Individual Retirement segment as of the dates indicated:

	June 30, 2021	December 31, 2020
	(in millions)
AV
General Account	$34,090	$30,783
Separate Accounts	74,345	86,607
Total AV	$108,435	$117,390
The following table summarizes a roll-forward of AV for our Individual Retirement segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Balance as of beginning of period	$120,780	$93,589	$117,390	$108,922
Gross premiums	2,821	1,719	5,290	3,709
Surrenders, withdrawals and benefits	(2,999)	(1,772)	(5,984)	(4,082)
Net flows (1)	(178)	(53)	(694)	(373)
Investment performance, interest credited and policy charges (3)	4,703	10,304	8,609	(4,700)
Ceded to Venerable (2)	(16,927)	—	(16,927)	—
Reclassified to Liabilities held for sale	—	—	—	(3)
Other (3)	57	—	57	(6)
Balance as of end of period	$108,435	$103,840	$108,435	$103,840
______________

(1) Net flows of ($120) million and Investment performance, interest credited and policy charges of $148 million not included as it relates to the activity from June 1, 2021 to June 30, 2021 for the AV ceded to Venerable.
(2) Effective June 1, 2021, AV excludes activity related to ceded AV to Venerable. In addition, roll-forward reflects the AV ceded to Venerable as of the transaction date. For additional information on the Venerable transaction see Note 1 of the Notes to Consolidated Financial Statements.
(3) For the three and six months ended June 30, 2021, amounts reflect AV transfer of a closed block of GMxB business from GR to IR. For the six months ended June 30, 2020, amounts are primarily related to our fixed income annuity (“FIA”) contracts which were previously reported as Policyholders’ account balances in the consolidated balance sheets and therefore included in our definition of “Account Value”. Effective January 1, 2020, FIAs are reported as future policy benefits and other policyholders’ liabilities in the consolidated balance sheets and accordingly were excluded from Account Value.
Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020 for the Individual Retirement Segment
Operating earnings
Operating earnings increased $64 million to $414 million during the three months ended June 30, 2021 from $350 million in the three months ended June 30, 2020. The following notable items were the primary drivers of the change in operating earnings:
Favorable items included:
•Net investment income increased by $85 million mainly due to higher prepayments, higher asset balances and higher income from our alternative investment portfolio partially offset by the Venerable transaction.
•Fee-type revenue increased by $65 million due to higher average Separate Accounts AV as a result of equity market appreciation since the market lows in the second quarter of 2020 and inflows from our current product offering. The increase in Fee-type revenue was partially offset by the impacts of fee-income ceded to Venerable.
•Interest credited to policyholders’ account balances decreased by $14 million mainly due to the impact of equity market appreciation on our SCS product features.

These were partially offset by the following unfavorable items:
•Net GMxB results decreased by $46 million primarily due to ongoing higher reserves resulting from assumption updates in 2020, partially offset by the Venerable transaction. GMxB results are included in policy charges and fee income, net derivative gains (losses), and policyholders’ benefits.
•Commissions and distribution-related payments increased by $15 million mainly due to higher average asset balances.
•Compensation, benefits and other operating costs and expenses increased by $12 million primarily due to lower legal expenses and lower investment management fees from lower average SA assets in 2020.
•Non-GMxB related derivative gains decreased by $12 million primarily due to inflation related hedging loss, partially offset by CDS coupons.
•Income tax expense increased by $14 million mainly driven by higher pre-tax earnings, partially offset by lower effective tax rate.
Net Flows and AV
•The decline in AV of $12.3 billion in the three months ended June 30, 2021 was primarily due to $16.9 billion of AV ceded to Venerable and $178 million in net outflows, partially offset by a $4.7 billion increase in equity markets.
•Net outflows of $178 million were $125 million higher than in the three months ended June 30, 2020, mainly driven by $940 million of outflows on our older fixed-rate GMxB block, partially offset by $762 million of inflows on our newer, less capital-intensive products.
Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020 for the Individual Retirement Segment
Operating earnings
Operating earnings increased $54 million to $777 million during the six months ended June 30, 2021 from $723 million in the six months ended June 30, 2020. The following notable items were the primary drivers of the change in operating earnings:

Favorable items included:
•Fee-type revenue increased by $105 million mainly due to higher average Separate Accounts AV as a result of equity market appreciation since the market lows in the first half of 2020 and inflows from our current product offering. The increase in Fee-type revenue was partially offset by the impacts of fee-income ceded to Venerable.
•Net investment income increased by $94 million mainly due to higher prepayments, higher asset balances and higher income from our alternative investment portfolio partially offset by the Venerable transaction.
•Interest credited to policyholders’ account balances decreased by $28 million mainly due to the impact of equity market appreciation on our SCS product features.
These were partially offset by the following unfavorable items:
•Net GMxB results decreased by $127 million primarily due to ongoing higher reserves resulting from assumption updates in 2020 and higher death claims, partially offset by the Venerable transaction.
•Commissions and distribution-related payments increased by $24 million mainly due to higher average asset balances.
•Compensation, benefits and other operating costs and expenses increased by $18 million primarily due to lower legal expenses and lower investment management fees from lower average SA assets in 2020.
•Non-GMxB related derivative gains decreased by $13 million primarily due to inflation related hedging loss, partially offset by CDS coupons.
•Income tax expense increased by $5 million mainly driven by higher pre-tax earnings, partially offset by a lower effective tax rate.

Net Flows and AV
•The decline in AV of $9.0 billion in the six months ended June 30, 2021 was driven by $16.9 billion of AV ceded to Venerable and net outflows of $694 million partially offset by an increase in investments performance and interest credited to account balances, net of policy charges of $8.6 billion as a result of equity market appreciation during the first half of 2021.
•Net outflows of $694 million were $321 million higher than in the six months ended June 30, 2020, mainly driven by $2.0 billion of outflows on our older fixed-rate GMxB block, partially offset by $1.3 billion of inflows on our newer, less capital-intensive products.
Group Retirement
The Group Retirement segment offers tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses.
The following table summarizes operating earnings of our Group Retirement segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Operating earnings	$171	$90	$322	$196

Key components of operating earnings are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
REVENUES
Policy charges, fee income and premiums	$91	$68	$177	$139
Net investment income	195	127	375	286
Net derivative gains (losses)	(5)	4	(5)	4
Investment management, service fees and other income	65	47	128	99
Segment revenues	$346	$246	$675	$528

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$—	$1	$—	$1
Interest credited to policyholders’ account balances	75	74	150	150
Commissions and distribution-related payments	16	13	29	24
Amortization of deferred policy acquisition costs	8	2	13	14
Compensation, benefits and other operating costs and expenses	40	47	95	101
Interest expense	—	—	—	—
Segment benefits and other deductions	$139	$137	$287	$290
The following table summarizes AV for our Group Retirement segment as of the dates indicated:

	June 30, 2021	December 31, 2020
	(in millions)
AV
General Account	$12,983	$12,826
Separate Accounts	32,940	29,633
Total AV	$45,923	$42,459

The following table summarizes a roll-forward of AV for our Group Retirement segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Balance as of beginning of period	$43,950	$33,148	$42,459	$37,880
Gross premiums	928	796	1,833	1,721
Surrenders, withdrawals and benefits	(860)	(580)	(1,816)	(1,377)
Net flows	68	216	17	344
Investment performance, interest credited and policy charges	1,962	3,726	3,504	(1,134)
Other (1)	(57)	—	(57)	—
Balance as of end of period	$45,923	$37,090	$45,923	$37,090
____________
(1) For the three and six months ended June 30, 2021, amounts reflect AV transfer of GMxB closed block business from GR to IR.

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020 for the Group Retirement Segment
Operating earnings
Operating earnings increased $81 million to $171 million during the three months ended June 30, 2021 from $90 million in the three months ended June 30, 2020. The following notable items were the primary drivers of the change in operating earnings:
Favorable items included:
•Net investment income increased by $68 million due to higher asset balances, General Account portfolio optimization, prepayments and higher income from our alternative investment portfolio.
•Fee-type revenue increased by $41 million due to higher average Separate Accounts AV, driven by equity market appreciation.
•Compensation, benefits and other operating costs and expenses decreased by $7 million mainly due to continued expense management.
These were partially offset by the following unfavorable items:
•Net derivative gains decreased by $9 million mainly due to inflation related hedging loss, partially offset by CDS coupons.
•Amortization of DAC increased by $6 million mainly due to the favorable impact in second quarter 2020 from lower crediting rates.
•Commissions and distribution related payments increased by $3 million mainly due to a higher asset base.
•Income tax expense increased by $17 million due to higher pre-tax earnings, partially offset by a lower effective tax rate.
See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding assumption updates.
Net Flows and AV
•The increase in AV of $2.0 billion in the three months ended June 30, 2021 was driven by strong equity markets and net inflows of $68 million.
•Net inflows of $68 million decreased $148 million, due to higher surrender activity, partially offset by higher sales and renewals overall.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020 for the Group Retirement Segment
Operating earnings
Operating earnings increased $126 million to $322 million during the six months ended June 30, 2021 from $196 million during the six months ended June 30, 2020. The following notable items were the primary drivers of the change in operating earnings:
Favorable items included:

•Net investment income increased by $89 million due to higher asset balances, General Account portfolio optimization, prepayments and higher income from our alternative investment portfolio.
•Fee-type revenue increased by $67 million due to higher average Separate Accounts AV, driven by equity market appreciation.
•Compensation, benefits and other operating costs and expenses decreased by $6 million mainly due to continued expense management.
These were partially offset by the following unfavorable items:
•Net derivative gains decreased by $9 million due to inflation related hedging loss, partially offset by CDS coupons.
•Commissions and distribution-related payments increased by $5 million mainly due to a higher asset base.
•Income tax expense increased by $24 million due to higher pre-tax earnings, partially offset by a lower effective tax rate.
Net Flows and AV
•The increase in AV of $3.5 billion in the six months ended June 30, 2021 was primarily due to strong equity markets and net inflows of $17 million.
•Net inflows of $17 million decreased $327 million due to higher surrender activity, partially offset by higher sales and renewals overall.

Investment Management and Research
The Investment Management and Research segment provides diversified investment management, research and related services to a broad range of clients around the world. Operating earnings (loss), net of tax, presented here represents our economic interest in AB of approximately 65% during the three months and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Operating earnings	$126	$92	$247	$187

Key components of operating earnings are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
REVENUES
Net investment income	$12	$32	$12	$(1)
Net derivative gains (losses)	(11)	(31)	(9)	(1)
Investment management, service fees and other income	1,071	843	2,073	1,753
Segment revenues	$1,072	$844	$2,076	$1,751

BENEFITS AND OTHER DEDUCTIONS
Commissions and distribution related payments	$168	$126	$330	$266
Compensation, benefits and other operating costs and expenses	629	523	1,209	1,081
Interest expense	—	2	1	4
Segment benefits and other deductions	$797	$651	$1,540	$1,351

Changes in AUM in the Investment Management and Research segment for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in billions)
Balance as of beginning of period	$697.2	$541.8	$685.9	$622.9
Long-term flows
Sales/new accounts	45.0	31.8	78.4	63.5
Redemptions/terminations	(32.4)	(31.4)	(56.6)	(64.1)
Cash flow/unreinvested dividends	(6.4)	(3.7)	(10.3)	(8.3)
Net long-term inflows (outflows) (1)	6.2	(3.3)	11.5	(8.9)
Acquisition	—	—	—	0.2
Market appreciation (depreciation)	35.0	61.5	41.0	(14.2)
Net change	41.2	58.2	52.5	(22.9)
Balance as of end of period	$738.4	$600.0	$738.4	$600.0
______________
(1)Institutional net flows include $1.3 billion and $1.3 billion of AXA's redemptions of certain low-fee fixed income mandates for the three-month and six-month periods ended June 30, 2021, respectively.

Average AUM in the Investment Management and Research segment for the periods presented by distribution channel and investment services were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in billions)
Distribution Channel:
Institutions	$324.9	$271.5	$319.7	$276.6
Retail	284.3	215.8	276.7	225.8
Private Wealth Management	113.4	91.2	110.3	94.8
Total	$722.6	$578.5	$706.7	$597.2

Investment Service:
Equity Actively Managed	$246.6	$160.5	$235.4	$165.7
Equity Passively Managed (1)	68.5	51.7	66.6	54.5
Fixed Income Actively Managed – Taxable	253.2	244.9	255.7	252.9
Fixed Income Actively Managed – Tax-exempt	52.9	46.1	52.1	47.1
Fixed Income Passively Managed (1)	8.7	10.2	8.5	9.8
Alternatives/Multi-Asset Solutions (2)	92.7	65.1	88.4	67.2
Total	$722.6	$578.5	$706.7	$597.2
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

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020 for the Investment Management and Research Segment
Operating earnings
Operating earnings increased $34 million to $126 million during the three months ended June 30, 2021 from $92 million in three months ended June 30, 2020. The following notable items were the primary drivers of the change in operating earnings:
Favorable items included:
•Fee-type revenue increased by $228 million primarily due to higher base fees, performance based fees and distribution revenues, driven by higher average AUM due to market appreciation and net inflows, partially offset by lower Bernstein Research Services revenues due to reduced customer trading activity relative to the COVID-related surge in trading volume experienced during the second quarter of 2020.
These were partially offset by the following unfavorable items:
•Compensation, benefits, interest expense and other operating costs increased by $104 million mainly due to higher employee compensation attributed to higher revenues.
•Commissions and distribution-related payments increased by $42 million mainly due to higher payments to financial intermediaries for the distribution of AB mutual funds, primarily resulting from increased average AUM of these mutual funds.
•Earnings attributable to noncontrolling interest increased by $31 million due to higher pre-tax earnings.
•Net investment income decreased by $20 million mainly due to lower gains on the seed capital investments subject to market risk, offset in Net derivative gains by $20 million mainly due to lower losses from economically hedging the seed capital investments.
•Income tax expense increased by $17 million primarily due to higher pre-tax earnings.
Long-Term Net Flows and AUM
•Total AUM as of June 30, 2021 was $738.4 billion, up 41.2 billion, or 5.9%, compared to March 31, 2021. During the second quarter of 2021, AUM increased as a result of market appreciation of $35.0 billion and net inflows of $6.2 billion, primarily due to Retail net inflows of $5.2 billion. Excluding AXA redemptions of low-fee fixed income mandates of $1.3 billion in the second quarter, the firm generated net inflows of $7.5 billion in the second quarter.
Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020 for the Investment Management and Research Segment
Operating earnings
Operating earnings increased $60 million to $247 million during the six months ended June 30, 2021 from $187 million in six months ended June 30, 2020. The following notable items were the primary drivers of the change in operating earnings:
Favorable items included:
•Fee-type revenue increased by $320 million primarily due to higher base fees, performance based fees and distribution revenues, driven by higher average AUM due to market appreciation and net inflows, partially offset by lower Bernstein Research Services revenues due to reduced customer trading activity relative to the COVID-related surge in trading volume experienced during the first half of 2020.
•Net investment income increased by $13 million mainly due to higher gains on the seed capital investments subject to market risk, partially offset in Net derivative gains by $8 million mainly due to higher losses from economically hedging the seed capital investments.
These were partially offset by the following unfavorable items:
•Compensation, benefits and other operating costs and expenses increased by $128 million primarily due to higher employee compensation attributed to higher revenues.

•Commissions and distribution-related payments increased by $64 million mainly due to higher payments to financial intermediaries for the distribution of AB mutual funds, primarily resulting from increased average AUM of these mutual funds.
•Earnings attributable to noncontrolling interest increased by $52 million due to higher pre-tax earnings.
•Income tax expense increased by $24 million primarily due to higher pre-tax earnings.
Long-Term Net Flows and AUM
•Total AUM as of June 30, 2021 was $738.4 billion, up $52.5 billion, or 7.7%, compared to December 31, 2020, and up $138.4 billion, or 23.1%, compared to June 30, 2020. During the six months ended June 30, 2021, AUM increased as a result of market appreciation of $41.0 billion and net inflows of $11.5 billion. During the twelve months ended June 30, 2021, AUM increased as a result of market appreciation of $120.7 billion and net inflows of $17.7 billion.
•During the six months ended June 30, 2021, Retail, Private Wealth Management and Institutional net inflows were $7.9 billion, $1.9 billion and $1.7 billion, respectively. During the twelve months ended June 30, 2021, Institutional, Retail and Private Wealth Management net inflows were $8.7 billion, $7.9 billion and $1.1 billion, respectively.
•Excluding AXA’s redemption of low-fee fixed income mandates of $4.2 billion, AB generated net inflows of $21.9 billion during the twelve months ended June 30, 2021.
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
The following table summarizes operating earnings (loss) of our Protection Solutions segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Operating earnings (loss)	$63	$(12)	$104	$37

Key components of operating earnings (loss) are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
REVENUES
Policy charges, fee income and premiums	$507	$468	$1,011	$1,030
Net investment income	271	204	533	448
Net derivative gains (losses)	(10)	5	(11)	7
Investment management, service fees and other income	64	51	125	108
Segment revenues	$832	$728	$1,658	$1,593

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$469	$460	$978	$960
Interest credited to policyholders’ account balances	134	137	257	264
Commissions and distribution related payments	42	35	76	75
Amortization of deferred policy acquisition costs	33	29	59	79
Compensation, benefits and other operating costs and expenses	78	81	163	169
Interest expense	—	—	—	—
Segment benefits and other deductions	$756	$742	$1,533	$1,547
The following table summarizes Protection Solutions Reserves for our Protection Solutions segment as of the dates presented:

	June 30, 2021	December 31, 2020
	(in millions)
Protection Solutions Reserves (1)
General Account	$18,588	$18,905
Separate Accounts	16,281	14,771
Total Protection Solutions Reserves	$34,869	$33,676
_______________
(1)Does not include Protection Solutions Reserves for our employee benefits business as it is a start-up business and therefore has immaterial in-force policies.
The following table presents our in-force face amounts for the periods indicated, respectively, for our individual life insurance products:

	June 30, 2021	December 31, 2020
	(in billions)
In-force face amount by product: (1)
Universal Life (2)	$47.3	$48.7
Indexed Universal Life	28.0	27.7
Variable Universal Life (3)	129.8	127.7
Term	216.0	215.2
Whole Life	1.3	1.3
Total in-force face amount	$422.4	$420.6
_______________
(1)Includes individual life insurance and does not include employee benefits as it is a start-up business and therefore has immaterial in-force policies.
(2)UL includes GUL.
(3)VUL includes VL and COLI.

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020 for the Protection Solutions Segment
Operating earnings (loss)
Operating earnings increased $75 million to $63 million during the three months ended June 30, 2021 from $12 million in the three months ended June 30, 2020. The following notable items were the primary drivers of the change in operating earnings:
Favorable items included:
•Net investment income increased by $67 million mainly due to higher asset balances, General Account portfolio optimization, prepayments and higher income from our alternative investment portfolio.
•Fee-type revenue increased by $52 million mainly driven by lower prior year initial fee liability amortization due to unfavorable mortality experience in 2020, higher premiums due to growth in Employee Benefits and higher investment management and service fees.
These were partially offset by the following unfavorable items:
•Net derivative gains (losses) decreased by $15 million mainly due to inflation related hedging loss, partially offset by CDS coupons.
•Policyholders’ benefits increased by $9 million mainly due to the increase in Employee Benefits’ reserves due to strong growth partially offset by lower adverse mortality, net PFBL reserve in 2021.
•Income tax expense increased by $15 million primarily due to higher pre-tax earnings.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020 for the Protection Solutions Segment
Operating earnings
Operating earnings increased $67 million to $104 million during the six months ended June 30, 2021 from $37 million in the six months ended June 30, 2020. The following notable items were the primary drivers of the change in operating earnings:
Favorable items included:
•Net investment income increased by $85 million mainly due to higher asset balances, General Account portfolio optimization, prepayments and higher income from our alternative investment portfolio.
•Amortization of DAC decreased by $20 million mainly due to lower VISL baseline amortization following the DAC write-off in the first half of 2020.
These were partially offset by the following unfavorable items:
•Policyholders’ benefits increased by $18 million mainly due to unfavorable morality driven by COVID-19 claims in the first quarter in 2021, which were offset by higher ceded coverage and the release of reserves. Employee Benefits’ reserves continue to grow in line with the block size. Claims on traditional products were lower due to the sale of the USFL and MLICA blocks in April 2020.
•Net derivative gains (losses) decreased by $18 million mainly due to inflation related hedging loss, partially offset by CDS coupons.
•Income tax expense increased by $12 million primarily due to higher pre-tax earnings.

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
The following table summarizes operating earnings (loss) of Corporate and Other for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Operating earnings (loss)	$(16)	$(69)	$(92)	$(157)
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
As part of our asset and liability management strategies, we maintain a weighted average duration for our General Account investment portfolio that is within an acceptable range of the estimated duration of our liabilities given our risk appetite and hedging programs. Our asset and liability management strategies are applied to portfolio duration groups within the General Account investment portfolio. For example, we maintain a “short duration” group comprised primarily of investment grade fixed maturity securities that are aligned with the duration of product liabilities with an average duration of less than six years (e.g., our SCS product). As of June 30, 2021 and December 31, 2020, 16% and 60% of the fixed maturities in the short duration group were rated NAIC 1, and 84% and 40% were rated NAIC 2, respectively. During 2021, purchases from both new money flows and portfolio rebalancing activity were designated as AFS fixed maturities. The remaining trading securities in the short duration VA portfolio will be opportunistically rebalanced to AFS and shown with fixed maturities, which is consistent with other portfolios in our General Account. AFS assets included in fixed maturities had an amortized cost of $22.1 billion as of June 30, 2021.
The General Account invests in commercial and agricultural mortgage loans, included in the balance sheet as mortgage loans on real estate, and privately negotiated fixed maturities, included in the balance sheet as fixed maturities AFS. Under certain circumstances, modifications are granted to these contracts. These modifications were determined not to be TDRs. As of June 30, 2021 and December 31, 2020, the General Account had twenty-one and twenty commercial mortgage loans with a carrying value of $936 million and $838 million in which short term modifications were granted. Forbearance agreements reduced mortgage payments for a set time period. The commercial mortgage modifications were a result of the COVID-19 pandemic’s impact on the underlying real estate operations. The General Account did not have any agricultural mortgage loans for which modifications were granted as of June 30, 2021 and December 31, 2020. As of June 30, 2021 and December 31,

2020, the General Account had eight and seven privately negotiated fixed maturity modifications with a book value of $79 million and $74 million, respectively. The modifications to privately negotiated fixed maturities were to allow for the postponement or reduction in interest or principal payments for a defined period. The modifications were agreed upon to support several investments that had operations decline primarily due to the COVID-19 pandemic. The commercial mortgage loans and privately negotiated fixed maturities modifications are 1.2% and 1%, respectively, of the General Account’s total invested assets.
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

	Three Months Ended June 30,
	2021			2020
	Yield		Amount (2)	Yield		Amount (2)
	(Dollars in millions)
Fixed Maturities: (5)
Income (loss)	3.62%	a	$644	3.48%		$565
Ending assets			69,407			67,302
Mortgages:
Income (loss)	4.21%	a	140	4.07%		125
Ending assets			13,384			12,523
Other Equity Investments: (1)
Income (loss)	17.18%	a	113	(18.84)%		(72)
Ending assets			2,588			1,497
Policy Loans:
Income (loss)	5.19%	a	53	5.46%		51
Ending assets			4,048			3,689
Cash and Short-term Investments:
Income (loss)	(0.05)%	a	—	0.36%		4
Ending assets			1,679			4,567
Repurchase and funding agreements:
Interest expense and other			(17)			(18)
Ending assets (liabilities)			(8,224)			(6,700)
Total Invested Assets:
Income (loss)	4.43%	a	933	3.26%		655
Ending Assets			82,882			82,878
Short Duration Fixed Maturities:
Income (loss)	6.74%	a	40	3.09%	a	44
Ending assets			546			5,755
Total:
Investment income (loss)	4.50%	a	973	3.25%		699
Less: investment fees (3)	(0.12)%	a	(26)	(0.11)%		(24)
Investment Income, Net	4.38%	a	947	3.14%		675
Ending Net Assets			$83,428			$88,633

	Six Months Ended June 30,				Year Ended December 31
	2021		2020		2020
	Yield	Amount (2)	Yield	Amount (2)	Amount (2)
	(Dollars in millions)
Fixed Maturities: (5)
Income (loss)	3.41%	$1,220	3.54%	$1,138	$2,318
Ending assets		69,407		67,302	71,738
Mortgages:
Income (loss)	4.11%	273	4.14%	252	517
Ending assets		13,384		12,523	13,159
Other Equity Investments: (1) (4)
Income (loss)	18.35%	220	(5.66)%	(43)	95
Ending assets		2,588		1,497	1,621
Policy Loans:
Income (loss)	5.37%	110	5.51%	103	204
Ending assets		4,048		3,689	4,118
Cash and Short-term Investments:
Income (loss)	(0.04)%	(1)	0.04%	1	1
Ending assets		1,679		4,567	2,095
Funding agreements:
Interest expense and other		(31)		(46)	(75)
Ending assets (liabilities)		(8,224)		(6,700)	(6,897)
Total Invested Assets:
Income (loss)	4.22%	1,791	3.53%	1,405	3,060
Ending Assets		82,882		82,878	85,834
Short Duration Fixed Maturities:
Income (loss)	4.38%	74	3.35%	96	184
Ending assets		546		5,755	4,704
Total:
Investment income (loss)	4.23%	1,865	3.51%	1,501	3,244
Less: investment fees (3)	(0.12)%	(54)	(0.12)%	(49)	(107)
Investment Income, Net	4.10%	1,811	3.40%	1,452	3,137
Ending Net Assets		$83,428		$88,633	$90,538
_____________
(1)Includes, as of June 30, 2021, June 30, 2020 and December 31, 2020 respectively, $391 million, $353 million and $333 million of other invested assets. Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments (see Note 2 Significant Accounting Policies – Investments).
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
(5)Decrease in AFS Fixed Maturities as of June 30, 2021 is primarily due to transferred assets related to the Venerable transaction. For additional information on the Venerable transaction, see Note 1 - Organization of the Notes to Consolidated Financial Statements.
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
Fixed Maturities by Industry (1)

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total (%)
	(in millions)
As of June 30, 2021: (5)
Corporate Securities:
Finance	$12,257	$—	$745	$37	$12,965	18%
Manufacturing	11,993	7	981	17	12,950	17%
Utilities	5,705	—	454	14	6,145	8%
Services	7,456	18	492	28	7,902	11%
Energy	3,832	—	219	15	4,036	5%
Retail and wholesale	3,474	—	291	8	3,757	5%
Transportation	1,931	—	174	7	2,098	3%
Other	129	—	6	2	133	—%
Total corporate securities	46,777	25	3,362	128	49,986	67%
U.S. government	14,548	—	1,923	5	16,466	22%
Residential mortgage-backed (2)	108	—	10	—	118	—%
Preferred stock (4)	71	—	13	—	84	—%
State & political	550	—	86	2	634	1%
Foreign governments	907	—	54	9	952	1%
Commercial mortgage-backed	1,566	—	36	5	1,597	2%
Asset-backed securities	4,880	—	31	2	4,909	7%
Total	$69,407	$25	$5,515	$151	$74,746	100%

As of December 31, 2020: (3)
Corporate Securities:
Finance	$14,411	$—	$1,112	$9	$15,514	19%
Manufacturing	13,040	—	1,520	18	14,542	18%
Utilities	6,352	—	681	6	7,027	9%
Services	7,830	13	680	27	8,470	11%
Energy	4,084	—	364	23	4,425	6%
Retail and wholesale	3,747	—	435	3	4,179	5%
Transportation	2,424	—	301	4	2,721	3%
Other	157	—	7	2	162	—%
Total corporate securities	52,045	13	5,100	92	57,040	71%
U.S. government	12,660	—	3,448	5	16,103	20%
Residential mortgage-backed (2)	130	—	13	—	143	—%
Preferred stock	621	—	48	3	666	1%
State & political	536	—	100	—	636	1%
Foreign governments	1,011	—	98	6	1,103	1%
Commercial mortgage-backed	1,148	—	55	—	1,203	2%
Asset-backed securities	3,587	—	29	5	3,611	4%
Total	$71,738	$13	$8,891	$111	$80,505	100%
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
(5) Decrease in AFS Fixed Maturities as of June 30, 2021 is primarily due to transferred assets related to the Venerable transaction. For additional information on the Venerable transaction, see Note 1 - Organization of the Notes to Consolidated Financial Statements.
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
The following table sets forth the General Account’s fixed maturities portfolio by NAIC rating at the dates indicated.
Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
As of June 30, 2021: (2)
1................................	Aaa, Aa, A	$43,763	$—	$3,662	$78	$47,347
2................................	Baa	23,119	—	1,812	50	24,881
	Investment grade	66,882	—	5,474	128	72,228
3................................	Ba	1,537	—	30	11	1,556
4................................	B	888	25	8	10	861
5................................	Caa	87	—	3	1	89
6................................	Ca, C	13	—	—	1	12
	Below investment grade	2,525	25	41	23	2,518
Total Fixed Maturities		$69,407	$25	$5,515	$151	$74,746

As of December 31, 2020: (1)
1................................	Aaa, Aa, A	$44,146	$—	$6,227	$32	$50,341
2................................	Baa	25,285	—	2,621	26	27,880
	Investment grade	69,431	—	8,848	58	78,221
3................................	Ba	1,436	—	33	19	1,450
4................................	B	769	13	7	28	735
5................................	Caa	92	—	3	5	90
6................................	Ca, C	10	—	—	1	9
	Below investment grade	2,307	13	43	53	2,284
Total Fixed Maturities		$71,738	$13	$8,891	$111	$80,505
______________
(1)Excludes amounts reclassified as HFS.
(2)Decrease in AFS Fixed Maturities as of June 30, 2021 is primarily due to transferred assets related to the Venerable transaction. For additional information on the Venerable transaction, see Note 1 - Organization of the Notes to Consolidated Financial Statements.

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
Mortgage Loans by Region and Property Type

	June 30, 2021		December 31, 2020
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(in millions)
By Region:
U.S. Regions:
Pacific	$3,788	28%	$3,912	30%
Middle Atlantic	3,732	28	3,662	28
South Atlantic	1,382	10	1,290	10
East North Central	1,125	8	1,122	8
Mountain	1,062	8	1,026	8
West North Central	837	6	875	7
West South Central	669	5	690	5
New England	581	4	511	3
East South Central	147	1	152	1
Total U.S.	$13,323	99%	$13,240	100%
Other Regions:
Europe	$124	1%	$—	—%
Total Other	$124	1	$—	—
Total Mortgage Loans	$13,447	100%	$13,240	100%

By Property Type:
Office	$4,081	30%	$4,131	31%
Multifamily	4,068	30	4,027	30
Agricultural loans	2,683	20	2,732	21
Retail	836	6	742	6
Industrial	833	6	787	6
Hospitality	477	4	477	4
Other	469	4	344	2
Total Mortgage Loans	$13,447	100%	$13,240	100%

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
Sources and Uses of Holding Company Highly Liquid Assets
The following table sets forth Holdings’ principal sources and uses of highly liquid assets for the periods indicated.

	Six Months Ended June 30,
	2021	2020
	(in millions)
Highly Liquid Assets, beginning of period	$3,088	$1,589
Dividends from subsidiaries	380	1,586
Capital contributions to subsidiaries	(755)	(335)
M&A Activity	215	164
Income taxes payable	—	142
Total Business Capital Activity	(160)	1,557

Purchase of treasury shares	(709)	(230)
Shareholder dividends paid	(150)	(146)
Total Share Repurchases, Dividends and Acquisition Activity	(859)	(376)
Issuance of preferred stock	293	—
Preferred stock dividend	(39)	(23)
Total Preferred Stock Activity	254	(23)

Repayment of long-term debt	(280)	—
Total External Debt Activity	(280)	—

Proceeds from loans from affiliates	1,000	—
Net decrease (increase) in loans to affiliates	85	(125)
Total Affiliated Debt Activity	1,085	(125)

	Six Months Ended June 30,
	2021	2020
	(in millions)

Interest paid on external debt and P-Caps	(129)	(110)
Others, net	(214)	(70)
Total Other Activity	(343)	(180)

Net increase (decrease) in highly liquid assets	(303)	853
Highly Liquid Assets, end of period	$2,785	$2,442

During the six months ended June 30, 2021, Holdings’ liquid assets decreased by $303 million. The decreases are primarily due to $859 million in shareholders return including share repurchases and dividends, $755 million in capital contributions to subsidiaries and $280 million of debt repayments related to a partial redemption of our 2023 Senior Unsecured Notes. The decreases were partially offset by increases related to proceeds from loans from affiliates of $1 billion, increases related to $380 million of dividends from our subsidiaries and $293 million in Preferred Stock issuance.
Capital Contribution to Our Subsidiaries
In June 2021, Holdings made a $750 million cash capital contribution to facilitate a corporate restructuring involving administrative services for Equitable Financial’s separate accounts.
Loans from Our Subsidiaries
In June 2021, Equitable Financial made a $1.0 billion 10-year term loan to Holdings for generic liquidity management purpose. The loan has an interest rate of 3.23% and matures in June 2031.
Cash Distributions from Our Subsidiaries
In 2021, Holdings and certain of its subsidiaries received cash distributions from AB of $336 million and $65 million in dividends from Equitable Advisors.
Distributions from Insurance Subsidiaries
Our insurance companies are subject to limitations on the payment of dividends and other transfers of funds to Holdings and other affiliates under applicable insurance law and regulation. Also, more generally, the ability of our insurance subsidiaries to pay dividends can be affected by market conditions and other factors beyond our control.
Under New York insurance law applicable to Equitable Financial, a domestic stock life insurer may not, without prior approval of the NYDFS, pay a dividend to its stockholders exceeding an amount calculated based on a statutory formula (“Ordinary Dividend”). Dividends in excess of this amount require the insurer to file a notice of its intent to declare the dividends with the NYDFS and prior approval or non-disapproval from the NYDFS (“Extraordinary Dividend”). Due to a permitted statutory accounting practice agreed to with the NYDFS, Equitable Financial will need the prior approval of the NYDFS to pay the portion, if any, of any Ordinary Dividend that exceeds the Ordinary Dividend that Equitable Financial would be permitted to pay under New York insurance law absent the application of such permitted practice (such excess, the “Permitted Practice Ordinary Dividend”).
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
As of June 30, 2021, Holdings and its non-insurance company subsidiaries hold approximately 170.1 million AB Units, 4.1 million AB Holding Units and the 1% General Partnership interest in ABLP.
As of June 30, 2021, the ownership structure of ABLP, including AB Units outstanding as well as the general partner’s 1% interest, was as follows:

Owner	Percentage Ownership
EQH and its subsidiaries	62.9%
AB Holding	36.3%
Unaffiliated holders	0.8%
Total	100.0%
Including both the general partnership and limited partnership interests in AB Holding and ABLP, Holdings and its subsidiaries had an approximate 65% economic interest in AB as of June 30, 2021.

Holdings Credit Facilities
On June 24, 2021, Holdings entered into the Amended and Restated Revolving Credit Agreement with respect to a five-year senior unsecured revolving credit facility (the “Credit Facility”), which lowered the facility amount to $1.5 billion and extended the maturity date to June 24, 2026, among other changes. The Amended and Restated Revolving Credit Agreement amends the Revolving Credit Agreement entered into by Holdings on February 16, 2018, as amended on March 22, 2021.
The Credit Facility may provide significant support to our liquidity position when alternative sources of credit are limited. In addition to the Credit Facility, we have letter of credit facilities with an aggregate principal amount of approximately $1.9 billion (the “LOC Facilities”), primarily to be used to support our life insurance business reinsured to EQ AZ Life Re in April 2018. In June 2021, Holdings entered into amendments with each of the issuers of its bilateral letter of credit facilities to effect changes similar to those effected in the amended and restated revolving credit agreement. The respective facility limits of the bilateral letter of credit facilities remained unchanged.
The Credit Facility and LOC Facilities contain certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries and the dollar amount of secured indebtedness that may be incurred by us, which could restrict our operations and use of funds. The right to borrow funds under the Credit Facility and LOC Facilities is subject to the fulfillment of certain conditions, including compliance with all covenants, and the ability to borrow thereunder is also subject to the continued ability of the lenders that are or will be parties to the facilities to provide funds. As of June 30, 2021, we were in compliance with these covenants”.
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
See Note 12 of the Notes to Consolidated Financial Statements for further description of our FHLB program.
FABN
Under the FABN program, Equitable Financial may issue funding agreements in U.S. dollar or other foreign currencies.
See Note 12 of the Notes to Consolidated Financial Statements for further description of our FABN program.
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
AB Short-term Debt
AB Commercial Paper
As of June 30, 2021 and December 31, 2020, AB had no commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings for the commercial paper outstanding in 2021 was $111 million with a weighted average interest rate of 0.2%. Average daily borrowings for the commercial paper in 2020 was $83 million with a weighted average interest rate of 0.4%.
AB Revolver Credit Facility
AB has a $200 million committed, unsecured senior revolving credit facility (the "AB Revolver") with a leading international bank, which matures on November 16, 2021. The Revolver is available for AB's and SCB LLC's business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC's operations. Both AB and SCB LLC can draw directly under the Revolver and management expects to draw on the Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Revolver. The Revolver contains affirmative, negative and financial covenants that are identical to those of the Credit Facility. Borrowings under the Revolver bear interest at a rate per annum, which will be, at AB's option, a rate equal to an applicable margin, which is subject to adjustment based on the credit ratings of AB, plus one of the following indices: London Interbank Offered Rate; a floating base rate; or the Federal Funds rate. As of June 30, 2021 and December 31, 2020, AB had no amounts outstanding under the AB Revolver. Average daily borrowings for 2021 and 2020 were $22 million and $17 million, respectively, with weighted average interest rates of 1.1% and 1.6%, respectively.

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
The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of June 30, 2021, AB was in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.
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
As of June 30, 2021 and December 31, 2020, AB had no amounts outstanding under the AB Credit Facility. During the periods ended June 30, 2021 and December 31, 2020, AB and SCB LLC did not draw upon the AB Credit Facility.
In addition, SCB LLC currently has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit borrowing up to an aggregate of approximately $165 million, with AB named as an additional borrower, while the other line has no stated limit. As of June 30, 2021 and December 31, 2020, SCB LLC had no outstanding balance on these lines of credit. SCB LLC did not draw on these lines of credit during the first six months of 2021. Average daily borrowings during the full year 2020 were $0.9 million with a weighted average interest rate of approximately 1.6%.
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
As of June 30, 2021 and December 31, 2020, AB had $590 million and $675 million outstanding under the EQH Facility, in each case with an interest rate of approximately 0.2%. Average daily borrowing of the EQH Facility during 2021 and 2020 were $551 million and $471 million, respectively, with a weighted average interest rate of approximately 0.2% and 0.5% respectively.
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
As of June 30, 2021 and December 31, 2020, AB had no outstanding balance on the EQH Uncommitted Facility. During the periods ended June 30, 2021 and December 31, 2020, AB did not draw upon the EQH Uncommitted Facility.
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
Captive Reinsurance Company
We use a captive reinsurance company to more effectively manage our reserves and capital on an economic basis and to enable the aggregation and transfer of risks. Our captive reinsurance company assumes business from affiliates only and is closed to new business. Our captive reinsurance company is a wholly-owned subsidiaries located in the United States. In addition to state insurance regulation, our captive is subject to internal policies governing its activities. We continue to analyze the use of our existing captive reinsurance structure, as well as additional third-party reinsurance arrangements.
Borrowings
Our financial strategy going forward will remain subject to market conditions and other factors. For example, we may from time to time enter into additional bank or other financing arrangements, including public or private debt, structured facilities and contingent capital arrangements, under which we could incur additional indebtedness.
The following table sets forth the Company’s total consolidated borrowings. Short-term and long-term debt consists of the following:

	June 30,	December 31,
	2021	2020
	(in millions)
Short-term debt:
CLO Warehousing Debt	$82	$—
Total short-term debt	82	—
Long-term debt:
Senior Notes (5.0%, due 2048)	1,481	1,481
Senior Notes (4.35%, due 2028)	1,489	1,489
Senior Notes (3.9%, due 2023) (1)	518	796
Senior Debentures, (7.0%, due 2028)	350	349
Total long-term debt	3,838	4,115
Total short-term and long-term debt	$3,920	$4,115

______________
(1)During February 2021 the Company partially redeemed approximately $280 million of the aggregate principal amount of the 2023 Senior Unsecured Notes. As a result of the partial debt redemption, the Company recorded interest expense of $22 million.

Notes and Debentures
The Senior Notes and Senior Debentures contain customary affirmative and negative covenants, including a limitation on certain liens and a limit on the Company’s ability to consolidate, merge or sell or otherwise dispose of all or substantially all of its assets. The Senior Notes and Senior Debentures also include customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding Senior Notes and Senior Debentures may be accelerated. As of June 30, 2021, the Company is in compliance with all debt covenants.
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

	AM Best	S&P	Moody’s
Last review date	Jan '21	Jul '21	Apr '21
Financial Strength Ratings:
Equitable Financial Life Insurance Company	A	A+	A2
Equitable Financial Life Insurance Company of America	A	A+	A2
Credit Ratings:
Equitable Holdings, Inc.		BBB+	Baa2
Last review date		Sep '20	Jun '21
AllianceBernstein L.P.		A	A2

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
Off-Balance Sheet Arrangements
As of June 30, 2021, we were not a party to any off-balance sheet transactions other than those Guarantees and Commitments described in Note 12 of the Notes to the Consolidated Financial Statements.
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

Item 4.     Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures were effective.
No change in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the three months ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 12 of the Notes to the Consolidated Financial Statements (unaudited) in this Form 10-Q. Also see “Risk Factors—Legal proceedings and Regulatory Risks—Legal and regulatory actions” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 1A. Risk Factors
You should carefully consider the risks described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2020, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q. Risks to which we are subject also include, but are not limited to, the factors mentioned under “Note Regarding Forward-Looking Statements and Information” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Holdings during the three months ended June 30, 2021, of its common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/21 through 4/30/21	—	$—	—	$700,503,365
5/1/21 through 5/31/21	8,180,948	$34.09	8,180,948	$461,592,672
6/1/21 through 6/30/21	—	$—	—	$961,592,672
Total	8,180,948	$34.09	8,180,948	$961,592,672

See Note 10 to the Notes to Consolidated Financial Statements for ASR transaction detail during the three months ended June 30, 2021.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.      Other Information
None.

Item 6.     Exhibits

Number		Description and Method of Filing
10.1		Amended and Restated Revolving Credit Agreement, dated as of June 24, 2021, by and among the Company, the Subsidiary Account Parties party thereto, the banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 29, 2021).
10.2		Amendment No. 2 to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Natixis, New York Branch (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on June 29, 2021).
10.3		Amendment No. 2 to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and HSBC Bank USA, National Association (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on June 29, 2021).
10.4		Amendment No. 2 to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Citibank Europe PLC (incorporated by reference to Exhibit 10.4 to our Form 8-K filed on June 29, 2021).
10.5		Amendment No. 2 to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Credit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.5 to our Form 8-K filed on June 29, 2021).
10.6		Amendment No. 2 to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Barclays Bank PLC (incorporated by reference to Exhibit 10.6 to our Form 8-K filed on June 29, 2021).
10.7		Amendment No. 2 to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.7 to our Form 8-K filed on June 29, 2021).
10.8		Third Amendment to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Landesbank Hessen-Thüringen Girozentrale, acting through its New York Branch (incorporated by reference to Exhibit 10.8 to our Form 8-K filed on June 29, 2021).
10.9		Amendment No. 2 to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Commerzbank AG, New York Branch (incorporated by reference to Exhibit 10.9 to our Form 8-K filed on June 29, 2021).
10.10		Coinsurance and Modified Coinsurance Agreement, dated as of June 1, 2021, between Equitable Financial Life Insurance Company and Corporate Solutions Life Reinsurance Company (redacted) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Equitable Financial Life Insurance Company on June 1, 2021).
31.1	#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101).
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

ACRONYMS
•“AB” or “AllianceBernstein” means AB Holding and ABLP
•“AB Holding” means AllianceBernstein Holding L.P., a Delaware limited partnership
•“AB Holding Units” means units representing assignments of beneficial ownership of limited partnership interests in AB Holding
•“AB Units” means units of limited partnership interests in ABLP
•“ABLP” means AllianceBernstein L.P., a Delaware limited partnership and the operating partnership for the AB business
•“AFS” means available-for-sale
•“AOCI” means accumulated other comprehensive income
•“ASC” means Accounting Standards Codification
•“ASR” means accelerated share repurchase
•“ASU” means Accounting Standards Update
•“AUM” means assets under management
•“AUA” means assets under administration
•“AV” means Account Value
•“AXA” means AXA S.A., a société anonyme organized under the laws of France, and formerly our controlling stockholder
•“BPs” means basis points
•“CDS” means credit default swaps
•“CLO” means collateralized loan obligation
•“COI” means cost of insurance
•“COLI” means corporate owned life insurance
•“Company” means Equitable Holdings, Inc. with its consolidated subsidiaries
•“CS Life” means Corporate Solutions Life Reinsurance Company, a Delaware corporation and a wholly-owned direct subsidiary of Holdings
•“CS Life RE” means CS Life RE Company, an Arizona corporation and a wholly-owned indirect subsidiary of Holdings
•“CSA” means credit support annex
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
•“Equitable Advisors” means Equitable Advisors, LLC, a Delaware limited liability company, our retail broker/dealer for our retirement and protection businesses and a wholly-owned indirect subsidiary of Holdings
•“Equitable America” means Equitable Financial Life Insurance Company of America (f/k/a MONY Life Insurance Company of America), an Arizona corporation and a wholly-owned indirect subsidiary of Holdings
•“Equitable Financial” means Equitable Financial Life Insurance Company, a New York corporation, a life insurance company and a wholly-owned subsidiary of EFS
•“EQ AZ Life Re” means EQ AZ Life Re Company, an Arizona corporation and a wholly-owned indirect subsidiary of Holdings.
•“ERISA” means Employee Retirement Income Security Act of 1974
•“ESG” means environmental, social and governance
•“ETF” means exchange traded funds
•“ETR” means effective tax rate
•“Exchange Act” means Securities Exchange Act of 1934, as amended
•“FABN” means Funding Agreement Backed Notes Program
•“FASB” means Financial Accounting Standards Board
•“FHLB” means Federal Home Loan Bank
•“FYP” means first year premium and deposits
•“General Partner” means AllianceBernstein Corporation, a Delaware corporation and the general partner of AB Holding and ABLP
•“GUL” means guaranteed universal life
•“HFS” means held-for-sale
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
•“Venerable” means Venerable Holdings, Inc.
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

Date: August 5, 2021	EQUITABLE HOLDINGS, INC.

	By:	/s/ Robin M. Raju
		Name:	Robin M. Raju
		Title:	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2021		/s/ William Eckert
		Name:	William Eckert
		Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)