Form 10-Q
period 2021-09-30
Equitable Holdings, Inc.
filed 2021-11-04
CIK 1333986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2021, 404,768,534 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

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
Forward-looking statements should be read in conjunction with the other cautionary statements, risks, uncertainties and other factors identified in Holdings’ Annual Report on Form 10-K for the year ended December 31, 2020, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q, including in the section entitled “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. You should read this Form 10-Q completely and with the understanding that actual future results may be materially different from expectations. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
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

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

EQUITABLE HOLDINGS, INC.
Consolidated Balance Sheets
September 30, 2021 (Unaudited) and December 31, 2020

	September 30,	December 31,
	2021	2020
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $72,195 and $72,867) (allowance for credit losses of $27 and $13)	$76,968	$81,638
Fixed maturities, at fair value using the fair value option (1)	1,334	389
Mortgage loans on real estate (net of allowance for credit losses of $64 and $81)	13,448	13,159
Policy loans	4,027	4,118
Other equity investments (1)	2,986	1,502
Trading securities, at fair value	584	5,553
Other invested assets (1)	2,660	2,728
Total investments	102,007	109,087
Cash and cash equivalents (1)	5,255	6,179
Cash and securities segregated, at fair value	909	1,753
Broker-dealer related receivables	2,639	2,223
Deferred policy acquisition costs	5,366	4,243
Goodwill and other intangible assets, net	4,734	4,737
Amounts due from reinsurers (allowance for credit losses of $5 and $5) (fair value of $5,869 and $—) (3)	14,801	4,566
GMIB reinsurance contract asset, at fair value	1,937	2,488
Current and deferred income taxes	293	—
Other assets (1)	4,545	3,701
Assets held-for-sale	—	470
Separate Accounts assets	142,093	135,950
Total Assets	$284,579	$275,397
LIABILITIES
Policyholders’ account balances	$75,909	$66,820
Future policy benefits and other policyholders' liabilities	37,184	39,881
Broker-dealer related payables	1,087	1,443
Customer related payables	3,153	3,417
Amounts due to reinsurers	1,466	1,381
Short-term and long-term debt	3,839	4,115
Current and deferred income taxes	—	749
Notes issued by consolidated variable interest entities, at fair value using the fair value option (1)	1,190	313
Other liabilities (1)	5,343	3,686
Liabilities held-for-sale	—	322
Separate Accounts liabilities	142,093	135,950
Total Liabilities	$271,264	$258,077
Redeemable noncontrolling interest (1) (2)	$143	$143
Commitments and contingent liabilities (Note 13)
EQUITY
Equity attributable to Holdings:
Preferred stock and additional paid-in capital, $1 par value and $25,000 liquidation preference	$1,562	$1,269
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 524,946,690 and 552,896,328 shares issued, respectively; 404,746,936 and 440,776,011 shares outstanding, respectively	5	5
Additional paid-in capital	1,917	1,985
Treasury stock, at cost, 120,199,754 and 112,120,317 shares, respectively	(2,537)	(2,245)
Retained earnings	8,857	10,699
Accumulated other comprehensive income (loss)	1,876	3,863
Total equity attributable to Holdings	11,680	15,576
Noncontrolling interest	1,492	1,601
Total Equity	13,172	17,177
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$284,579	$275,397
____________
(1) See Note 2 for details of balances with VIEs.
(2) See Note 12 for details of redeemable noncontrolling interest.
(3) Represents the fair value of the ceded reserves to Venerable. See Note 1- Organization for details of the Venerable transaction and Note 8- Fair Value Disclosures.
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Income (Loss)
For the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$867	$914	$2,755	$2,787
Premiums	230	221	729	754
Net derivative gains (losses)	(185)	(1,472)	(3,930)	1,890
Net investment income (loss)	997	879	2,914	2,530
Investment gains (losses), net:
Credit losses on available-for-sale debt securities and loans	(2)	(4)	4	(47)
Other investment gains (losses), net	165	21	763	237
Total investment gains (losses), net	163	17	767	190
Investment management and service fees	1,323	1,126	3,898	3,314
Other income	220	155	585	434
Total revenues	3,615	1,840	7,718	11,899

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	751	1,034	2,518	4,546
Interest credited to policyholders’ account balances	305	306	905	930
Compensation and benefits	614	503	1,762	1,498
Commissions and distribution-related payments	436	342	1,215	982
Interest expense	59	52	184	152
Amortization of deferred policy acquisition costs	64	90	257	1,555
Other operating costs and expenses	456	436	1,511	1,308
Total benefits and other deductions	2,685	2,763	8,352	10,971
Income (loss) from continuing operations, before income taxes	930	(923)	(634)	928
Income tax (expense) benefit	(165)	218	222	(141)
Net income (loss)	765	(705)	(412)	787
Less: Net income (loss) attributable to the noncontrolling interest	93	74	281	197
Net income (loss) attributable to Holdings	672	(779)	(693)	590
Less: Preferred stock dividends	14	11	53	34
Net income (loss) available to Holdings’ common shareholders	$658	$(790)	$(746)	$556

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$1.60	$(1.77)	$(1.76)	$1.23
Diluted	$1.59	$(1.77)	$(1.76)	$1.22
Weighted average common shares outstanding (in millions):
Basic	411.3	447.5	423.2	453.0
Diluted	414.6	447.5	423.2	454.1

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$765	$(705)	$(412)	$787
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	(123)	229	(2,056)	3,273
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	22	21	77	71
Foreign currency translation adjustment	(9)	16	(13)	1
Total other comprehensive income (loss), net of income taxes	(110)	266	(1,992)	3,345
Comprehensive income (loss)	655	(439)	(2,404)	4,132
Less: Comprehensive income (loss) attributable to the noncontrolling interest	90	80	276	198
Comprehensive income (loss) attributable to Holdings	$565	$(519)	$(2,680)	$3,934
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Equity
For the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)

	Three Months Ended September 30,
	Equity Attributable to Holdings
	Preferred Stock and Additional Paid-In Capital	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
		(in millions)
July 1, 2021	$1,562	$5	$1,980	$(2,537)	$8,739	$1,983	$11,732	$1,572	$13,304
Stock compensation	—	—	(26)	(1)	—	—	(27)	27	—
Purchase of treasury stock	—	—	3	(462)	—	—	(459)	—	(459)
Reissuance of treasury stock	—	—	—	—	—	—	—	—	—
Retirement of common stock	—	—	—	463	(463)	—	—	—	—
Repurchase of AB Holding units	—	—	—	—	—	—	—	(95)	(95)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(101)	(101)
Dividends on common stock (cash dividends declared per common share of $0.18)	—	—	—	—	(74)	—	(74)	—	(74)
Issuance of preferred stock	—	—	—	—	—	—	—	—	—
Dividends on preferred stock	—	—	—	—	(14)	—	(14)	—	(14)
Net income (loss)	—	—	—	—	672	—	672	93	765
Other comprehensive income (loss)	—	—	—	—	—	(107)	(107)	(3)	(110)
Other	—	—	(40)	—	(3)	—	(43)	(1)	(44)
September 30, 2021	$1,562	$5	$1,917	$(2,537)	$8,857	$1,876	$11,680	$1,492	$13,172

July 1, 2020	$775	$5	$1,938	$(2,047)	$12,899	$3,928	$17,498	$1,540	$19,038
Stock compensation	—	—	15	—	—	—	15	3	18
Purchase of treasury stock	—	—	—	(100)	—	—	(100)	—	(100)
Reissuance of treasury stock	—	—	—	—	(1)	—	(1)	—	(1)
Repurchase of AB Holding units	—	—	—	—	—	—	—	(2)	(2)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(68)	(68)
Stockholder dividends (cash dividends declared per common share of $0.17)	—	—	—	—	(76)	—	(76)	—	(76)
Dividends on preferred stock	—	—	—	—	(11)	—	(11)	—	(11)
Net income (loss)	—	—	—	—	(779)	—	(779)	73	(706)
Issuance of preferred stock	494	—	—	—	—	—	494	—	494
Other comprehensive income (loss)	—	—	—	—	—	260	260	6	266
Other	—	—	—	—	—	—	—	—	—
September 30, 2020	$1,269	$5	$1,953	$(2,147)	$12,032	$4,188	$17,300	$1,552	$18,852

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)

	Nine Months Ended September 30,
	Equity Attributable to Holdings
	Preferred Stock and Additional Paid-In Capital	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
	(in millions)
January 1, 2021	$1,269	$5	$1,985	$(2,245)	$10,699	$3,863	$15,576	$1,601	$17,177
Stock compensation	—	—	5	46	—	—	51	38	89
Purchase of treasury stock	—	—	(8)	(1,160)	—	—	(1,168)	—	(1,168)
Reissuance of treasury stock	—	—	—	—	(47)	—	(47)	—	(47)
Retirement of common stock	—	—	—	822	(822)	—	—	—	—
Repurchase of AB Holding units	—	—	—	—	—	—	—	(122)	(122)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(296)	(296)
Dividends on common stock (cash dividends declared per common share of $0.53)	—	—	—	—	(224)	—	(224)	—	(224)
Dividends on preferred stock	—	—	—	—	(53)	—	(53)	—	(53)
Issuance of preferred stock	293	—	—	—	—	—	293	—	293
Net income (loss)	—	—	—	—	(693)	—	(693)	277	(416)
Other comprehensive income (loss)	—	—	—	—	—	(1,987)	(1,987)	(5)	(1,992)
Other	—	—	(65)	—	(3)	—	(68)	(1)	(69)
September 30, 2021	$1,562	$5	$1,917	$(2,537)	$8,857	$1,876	$11,680	$1,492	$13,172

January 1, 2020	$775	$5	$1,920	$(1,832)	$11,744	$844	$13,456	$1,591	$15,047
Cumulative effect of adoption of ASU 2016-03, Current Expected Credit Loss	—	—	—	—	(30)	—	(30)	—	(30)
Stock compensation	—	—	44	15	—	—	59	8	67
Purchase of treasury stock	—	—	—	(330)	—	—	(330)	—	(330)
Reissuance of treasury stock	—	—	—	—	(16)	—	(16)	—	(16)
Repurchase of AB Holding units	—	—	(31)	—	—	—	(31)	(19)	(50)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(230)	(230)
Dividends on common stock (cash dividends declared per common share of $0.49)	—	—	—	—	(222)	—	(222)	—	(222)
Dividends on preferred stock	—	—	—	—	(34)	—	(34)	—	(34)
Issuance of preferred stock	494	—	—	—	—	—	494	—	494
Net income (loss)	—	—	—	—	590	—	590	201	791
Other comprehensive income (loss)	—	—	—	—	—	3,344	3,344	1	3,345
Other	—	—	20	—	—	—	20	—	20
September 30, 2020	$1,269	$5	$1,953	$(2,147)	$12,032	$4,188	$17,300	$1,552	$18,852

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2021 and 2020 (Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(412)	$787
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	905	930
Policy charges and fee income	(2,755)	(2,787)
Net derivative (gains) losses	3,930	(1,890)
Credit losses on AFS debt securities and loans	(4)	47
Investment (gains) losses, net	(761)	(287)
(Gains) losses on businesses HFS	(2)	50
Realized and unrealized (gains) losses on trading securities	48	(133)
Non-cash long term incentive compensation expense	34	55
Non-cash pension plan restructuring	—	—
Amortization and depreciation	336	1,668
Equity (income) loss from limited partnerships	(431)	14
Changes in:
Net broker-dealer and customer related receivables/payables	(625)	980
Reinsurance recoverable (1)	(758)	(316)
Segregated cash and securities, net	845	(774)
Capitalization of deferred policy acquisition costs	(620)	(489)
Future policy benefits	(107)	1,867
Current and deferred income taxes	(516)	237
Other, net	539	46
Net cash provided by (used in) operating activities	$(354)	$5

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$25,911	$10,422
Fixed maturities, at fair value using the fair value option	610	—
Mortgage loans on real estate	1,417	454
Trading account securities	5,115	1,529
Short term investments	84	1,434
Other	1,447	570
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(33,276)	(17,393)
Fixed maturities, at fair value using the fair value option	(1,564)	—
Mortgage loans on real estate	(1,680)	(1,208)
Trading account securities	(178)	(550)
Short term investments	(14)	(1,100)
Other	(2,259)	(702)
Cash from the sale of business, net of cash sold	215	164
Cash settlements related to derivative instruments	(6,502)	2,503
Repayments of loans to affiliates	—	—
Investment in capitalized software, leasehold improvements and EDP equipment	(93)	(44)
Other, net	(8)	(47)
Net cash provided by (used in) investing activities	$(10,775)	$(3,968)

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2021 and 2020 (Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(in millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$12,760	$7,928
Withdrawals	(4,617)	(3,116)
Transfers (to) from Separate Accounts	1,455	1,919
Change in short-term financings	1	—
Change in collateralized pledged assets	55	60
Change in collateralized pledged liabilities	1,494	1,973
(Decrease) increase in overdrafts payable	25	3
Repayment of long-term debt	(280)	—
Proceeds from notes issued by consolidated VIEs	874	—
Dividends paid on common stock	(224)	(222)
Dividends paid on preferred stock	(53)	(34)
Issuance of preferred stock	293	494
Purchases of AB Holding Units to fund long-term incentive compensation plan awards	(122)	(54)
Purchase of treasury shares	(1,169)	(330)
Purchases (redemptions) of noncontrolling interests of consolidated company-sponsored investment funds	23	(260)
Distribution to noncontrolling interest of consolidated subsidiaries	(296)	(230)
Other, net	(38)	45
Net cash provided by (used in) financing activities	$10,181	$8,176

Effect of exchange rate changes on cash and cash equivalents	$(15)	$1
Change in cash and cash equivalents	(963)	4,214
Cash and cash equivalents, beginning of year	6,179	4,405
Change in cash of businesses held-for-sale	39	65
Cash and cash equivalents, end of year	$5,255	$8,684

Non-cash transactions from investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$93	$24
Transfer of assets to reinsurer	$(9,023)	$—
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
As of September 30, 2021 and December 31, 2020 the Company’s economic interest in AB was approximately 65% for both periods. The General Partner of AB is a wholly-owned subsidiary of the Company. Because the General Partner has the authority to manage and control the business of AB, AB is consolidated in the Company’s financial statements for all periods presented.
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
In addition, upon the completion of the Transaction, Equitable Investment Management Group, LLC, a wholly owned subsidiary of the Company, acquired an approximate 9.09% equity interest in Venerable’s parent holding company, VA Capital Company LLC. In connection with such investment, Equitable Investment Management Group, LLC designated a member to the Board of Managers of VA Capital Company LLC.

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
All significant intercompany transactions and balances have been eliminated in consolidation. The terms “third quarter 2021” and “third quarter 2020” refer to the three months ended September 30, 2021 and 2020, respectively. The terms “first nine months of 2021” and “first nine months of 2020” refer to the nine months ended September 30, 2021 and 2020, respectively.
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
COLI has been purchased by the Company and certain subsidiaries on the lives of certain key employees and the Company and these subsidiaries are named as beneficiaries under these policies. COLI is carried at the cash surrender value of the policies. As of September 30, 2021 and December 31, 2020, the carrying value of COLI was $1,008 million and $992 million, respectively, and is reported in Other invested assets in the consolidated balance sheets.
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
The Company is a party to financial instruments and other contracts that contain “embedded” derivative instruments. At inception, the Company assesses whether the economic characteristics of the embedded instrument are “clearly and closely related” to the economic characteristics of the remaining component of the “host contract” and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. Once those criteria are met the resulting embedded derivative is bifurcated from the host contract, carried in the consolidated balance sheets at fair value, and changes in its fair value are recognized immediately and captioned in the consolidated statements of income (loss) according to the nature of the related host contract. For certain financial instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, the Company instead may elect to carry the entire instrument at fair value.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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
As of September 30, 2021 and December 31, 2020, respectively, Equitable Financial holds $116 million and $38 million of equity interests in the CLOs. The Company consolidated the CLOs as of September 30, 2021 and December 31, 2020 as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the CLOs loan manager. The assets of the CLOs are legally isolated from the Company’s creditors and can only be used to settle obligations of the CLOs. The liabilities of the CLOs are non-recourse to the Company and the Company has no obligation to satisfy the liabilities of the CLOs. As of September 30, 2021, Equitable Financial holds $5 million of equity interests in a newly formed SPE established to purchase loans from the market in anticipation of a new CLO transaction. The Company consolidated the SPE as of September 30, 2021 as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the SPE loan manager.
Resulting from this consolidation in the Company’s consolidated balance sheets are fixed maturities, at fair value using the fair value option with total assets of $1,334 million and $389 million notes issued by consolidated variable interest entities, at fair value using the fair value option with total liabilities of $1,190 million and $313 million at September 30, 2021 and December 31, 2020, respectively. The unpaid outstanding principal balance of the notes and short-term borrowing is $1.2 billion and $362 million at September 30, 2021 and December 31, 2020.
Consolidated Limited Partnerships and LLCs
As of September 30, 2021 and December 31, 2020 the Company consolidated limited partnerships and LLCs for which it was identified as the primary beneficiary under the VIE model. Included in Other invested assets, Mortgage loans on real estate and Other equity investments in the Company’s consolidated balance sheets at September 30, 2021 and December 31, 2020 are total assets of $182 million and $12 million, respectively related to these VIEs.

Consolidated AB-Sponsored Investment Funds

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Included in the Company’s consolidated balance sheet as of September 30, 2021 and December 31, 2020 are assets of $322 million and $284 million, liabilities of $33 million and $8 million, and redeemable noncontrolling interests of $118 million and $83 million, respectively, associated with the consolidation of AB-sponsored investment funds under the VIE model. Also included in the Company’s consolidated balance sheets as of September 30, 2021 and December 31, 2020 are assets of $0 million and $68 million, liabilities of $0 million and $23 million, and redeemable noncontrolling interests of $0 million and $20 million, respectively, from consolidation of AB-sponsored investment funds under the VOE model. The assets of these consolidated funds are presented within other invested assets and cash and cash equivalents, and liabilities of these consolidated funds are presented with other liabilities in the Company’s consolidated balance sheets; ownership interests not held by the Company relating to consolidated VIEs and VOEs are presented either as redeemable or non-redeemable noncontrolling interests, as appropriate. Redeemable noncontrolling interests are presented in mezzanine equity and non-redeemable noncontrolling interests are presented within permanent equity. The Company is not required to provide financial support to these AB-sponsored investment funds, and only the assets of such funds are available to settle each fund’s own liabilities.
Non-Consolidated VIEs
As of September 30, 2021 and December 31, 2020 respectively, the Company held approximately $2.1 billion and $1.4 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including CLOs, hedge funds, private equity funds and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $240.7 billion and $165.9 billion as of September 30, 2021 and December 31, 2020 respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $2.1 billion and $1.4 billion and approximately $1.3 billion and $1.2 billion of unfunded commitments as of September 30, 2021 and December 31, 2020, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
Non-Consolidated AB-Sponsored Investment Products
As of September 30, 2021 and December 31, 2020, the net assets of investment products sponsored by AB that are non-consolidated VIEs are approximately $70.4 billion and $73.4 billion, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is its investment of $8 million and $7 million as of September 30, 2021 and December 31, 2020. The Company has no further commitments to or economic interest in these VIEs.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Annual Update
The net impact of assumption changes in the third quarter of 2021 decreased policy charges and fee income by $28 million, decreased policyholders’ benefits by $62 million, increased net derivative losses by $200 million and decreased amortization of DAC by $58 million. This resulted in a decrease in income (loss) from operations, before income taxes of $108 million and decreased net income (loss) by $85 million. As part of this annual update, the reference interest rate utilized in our GAAP fair value calculations was updated from the LIBOR swap curve to the US Treasury curve due to the impending cessation of LIBOR and our GAAP fair value liability risk margins were increased, resulting in little impact to overall valuation as our view regarding market participant pricing of our guarantees has not changed at this time.
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
First Quarter of 2020 Update
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
Model Changes
There were no material model changes in the first nine months of 2021.
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

3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of September 30, 2021 was $516 million. There was no accrued interest written off for AFS fixed maturities for the three and nine months ended September 30, 2021.
The following tables provide information relating to the Company’s fixed maturities classified as AFS.
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
September 30, 2021
Fixed Maturities:
Corporate (1)	$49,613	$27	$3,049	$183	$52,452
U.S. Treasury, government and agency	13,487	—	1,790	24	15,253
States and political subdivisions	558	—	82	3	637
Foreign governments	977	—	43	17	1,003
Residential mortgage-backed (2)	97	—	9	—	106

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Asset-backed (3)	5,559	—	29	4	5,584
Commercial mortgage-backed	1,863	—	28	12	1,879
Redeemable preferred stock (5)	41	—	13	—	54
Total at September 30, 2021	$72,195	$27	$5,043	$243	$76,968
December 31, 2020: (4)
Fixed Maturities:
Corporate (1)	$53,160	$13	$5,104	$92	$58,159
U.S. Treasury, government and agency	12,675	—	3,448	5	16,118
States and political subdivisions	535	—	100	—	635
Foreign governments	1,011	—	98	6	1,103
Residential mortgage-backed (2)	130	—	13	—	143
Asset-backed (3)	3,587	—	29	5	3,611
Commercial mortgage-backed	1,148	—	55	—	1,203
Redeemable preferred stock	621	—	48	3	666
Total at December 31, 2020	$72,867	$13	$8,895	$111	$81,638
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

The contractual maturities of AFS fixed maturities as of September 30, 2021 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
September 30, 2021
Contractual maturities:
Due in one year or less	$1,879	$1,891
Due in years two through five	17,877	18,716
Due in years six through ten	17,641	18,805
Due after ten years	27,211	29,933
Subtotal	64,608	69,345
Residential mortgage-backed	97	106
Asset-backed	5,559	5,584
Commercial mortgage-backed	1,863	1,879
Redeemable preferred stock	41	54
Total at September 30, 2021	$72,168	$76,968

The following table shows proceeds from sales, gross gains (losses) from sales and credit losses for AFS fixed maturities for the three and nine months ended September 30, 2021 and 2020:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Proceeds from Sales, Gross Gains (Losses) from Sales and Credit Losses for AFS Fixed Maturities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Proceeds from sales	$3,701	$1,433	$20,776	$6,200
Gross gains on sales	$171	$26	$1,019	$303
Gross losses on sales	$(8)	$(5)	$(162)	$(39)

Credit losses	$(2)	$—	$(14)	$(13)

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts.
AFS Fixed Maturities - Credit Loss Impairments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Balance, beginning of period	$42	$32	$32	$21
Previously recognized impairments on securities that matured, paid, prepaid or sold	(1)	—	(4)	(2)
Recognized impairments on securities impaired to fair value this period (1)	—	—	—	—
Credit losses recognized this period on securities for which credit losses were not previously recognized	—	(3)	8	7
Additional credit losses this period on securities previously impaired	1	3	6	6
Increases due to passage of time on previously recorded credit losses	—	—	—	—
Accretion of previously recognized impairments due to increases in expected cash flows (for OTTI securities 2019 and prior)	—	—	—	—
Balance at September 30,	$42	$32	$42	$32
______________
(1)Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.
The tables that follow below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI.
Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, July 1, 2021	$5,361	$(1,165)	$(414)	$(794)	$2,988
Net investment gains (losses) arising during the period	(395)	—	—	—	(395)
Reclassification adjustment:
Included in Net income (loss)	(165)	—	—	—	(165)
Excluded from Net income (loss)	—	—	—	—	—
Other (1)	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	377	33	31	441

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Net unrealized investment gains (losses) excluding credit losses	4,801	(788)	(381)	(763)	2,869
Net unrealized investment gains (losses) with credit losses	(1)	—	—	—	(1)
Balance, September 30, 2021	$4,800	$(788)	$(381)	$(763)	$2,868

Balance, July 1, 2020	$8,728	$(1,521)	$(1,034)	$(1,297)	$4,876
Net investment gains (losses) arising during the period	362	—	—	—	362
Reclassification adjustment:
Included in Net income (loss)	(21)	—	—	—	(21)
Excluded from Net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	23	(13)	(74)	(64)
Net unrealized investment gains (losses) excluding credit losses	9,069	(1,498)	(1,047)	(1,371)	5,153
Net unrealized investment gains (losses) with credit losses	3	(1)	—	—	2
Balance, September 30, 2020	$9,072	$(1,499)	$(1,047)	$(1,371)	$5,155

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2021	$8,811	$(1,548)	$(1,065)	$(1,302)	$4,896
Net investment gains (losses) arising during the period	(3,231)	—	—	—	(3,231)
Reclassification adjustment:
Included in net income (loss)	(747)	—	—	—	(747)
Excluded from net income (loss)	—	—	—	—	—
Other (1)	(33)	—	—	—	(33)
Impact of net unrealized investment gains (losses)	—	761	685	539	1,985
Net unrealized investment gains (losses) excluding credit losses	4,800	(787)	(380)	(763)	2,870
Net unrealized investment gains (losses) with credit losses	—	(1)	(1)	—	(2)
Balance, September 30, 2021	$4,800	$(788)	$(381)	$(763)	$2,868

Balance, January 1, 2020	$3,453	$(894)	$(189)	$(497)	$1,873
Net investment gains (losses) arising during the period	5,898	—	—	—	5,898
Reclassification adjustment:
Included in net income (loss)	(273)	—	—	—	(273)
Excluded from net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	(606)	(859)	(875)	(2,340)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Net unrealized investment gains (losses) excluding credit losses	9,078	(1,500)	(1,048)	(1,372)	5,158
Net unrealized investment gains (losses) with credit losses	(6)	1	1	1	(3)
Balance, September 30, 2020	$9,072	$(1,499)	$(1,047)	$(1,371)	$5,155
______________
(1)Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments (see Note 2 Significant Accounting Policies – Investments).
The following tables disclose the fair values and gross unrealized losses of the 1,423 issues as of September 30, 2021 and the 565 issues as of December 31, 2020 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated.
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
September 30, 2021
Fixed Maturities:
Corporate	$8,383	$155	$516	$27	$8,899	$182
U.S. Treasury, government and agency	1,465	24	—	—	1,465	24
States and political subdivisions	104	2	7	1	111	3
Foreign governments	380	11	42	6	422	17
Asset-backed	818	3	20	—	838	3
Commercial mortgage-backed	891	12	2	—	893	12
Total at September 30, 2021	$12,041	$207	$587	$34	$12,628	$241

December 31, 2020: (1)
Fixed Maturities:
Corporate	$2,990	$53	$337	$33	$3,327	$86
U.S. Treasury, government and agency	885	5	—	—	885	5
Foreign governments	153	2	21	4	174	6
Asset-backed	809	4	76	1	885	5
Redeemable preferred stock	53	1	11	2	64	3
Total at December 31, 2020	$4,890	$65	$445	$40	$5,335	$105
______________
(1)Excludes amounts reclassified as HFS.

The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.6% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of September 30, 2021 and December 31, 2020 were $337 million and $391 million, respectively, representing 2.6% and 2.3% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of September 30, 2021 and December 31, 2020, respectively, approximately $3.0 billion and $2.5 billion, or 4.2% and 3.4%, of the $72.2 billion and $72.9 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
These securities had gross unrealized losses of $20 million and $49 million as of September 30, 2021 and December 31, 2020, respectively.
As of September 30, 2021 and December 31, 2020, respectively, the $34 million and $40 million of gross unrealized losses of twelve months or more were primarily concentrated in corporate securities. In accordance with the policy described in Note 2, the Company concluded that an adjustment to allowance for credit losses for these securities was not warranted at either September 30, 2021 or December 31, 2020. As of September 30, 2021 and December 31, 2020, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of September 30, 2021, the Company determined that the unrealized loss was primarily due to increases in credit spreads and changes in credit ratings.
Mortgage Loans on Real Estate
Accrued interest receivable on commercial and agricultural mortgage loans as of September 30, 2021 was $30 million and $29 million, respectively. There was no accrued interest written off for commercial and agricultural mortgage loans for the three and nine months ended September 30, 2021.
As of September 30, 2021, the Company had no loans for which foreclosure was probable included within the individually assessed mortgage loans, and accordingly had no associated allowance for credit losses.
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial mortgage loans and agricultural mortgage loans during the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Allowance for credit losses on mortgage loans:
Commercial mortgages:
Balance, beginning of period	$59	$62	$77	$33
Current-period provision for expected credit losses	1	4	(17)	33
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	1	4	(17)	33
Balance, end of period	$60	$66	$60	$66

Agricultural mortgages:
Balance, beginning of period	$4	$4	$4	$3
Current-period provision for expected credit losses	—	—	—	1
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	—	—	—	1
Balance, end of period	$4	$4	$4	$4

Total allowance for credit losses	$64	$70	$64	$70

The change in the allowance for credit losses is attributable to:
•increases/decreases in the loan balance due to new originations, maturing mortgages, and loan amortization;
•changes in credit quality; and
•changes in market assumptions primarily related to COVID-19 driven economic changes.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Credit Quality Information
The following tables summarize the Company’s mortgage loans segregated by risk rating exposure as of September 30, 2021 and December 31, 2020.

LTV Ratios (1)

	September 30, 2021
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Mortgage loans:
Commercial:
0% - 50%	$—	$1	$—	$184	$324	$927	$1,436
50% - 70%	1,286	1,265	390	619	492	2,853	6,905
70% - 90%	97	320	413	451	275	748	2,304
90% plus	—	—	—	12	5	207	224
Total commercial	$1,383	$1,586	$803	$1,266	$1,096	$4,735	$10,869

Agricultural:
0% - 50%	$113	$215	$130	$131	$133	$774	$1,496
50% - 70%	174	270	105	134	88	359	1,130
70% - 90%	—	—	—	—	—	17	17
90% plus	—	—	—	—	—	—	—
Total agricultural	$287	$485	$235	$265	$221	$1,150	$2,643
Total mortgage loans:
0% - 50%	$113	$216	$130	$315	$457	$1,701	$2,932
50% - 70%	1,460	1,535	495	753	580	3,212	8,035
70% - 90%	97	320	413	451	275	765	2,321
90% plus	—	—	—	12	5	207	224
Total mortgage loans	$1,670	$2,071	$1,038	$1,531	$1,317	$5,885	$13,512

Debt Service Coverage Ratios (2)

	September 30, 2021
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Mortgage loans:
Commercial:
Greater than 2.0x	$705	$1,276	$328	$772	$408	$2,211	$5,700
1.8x to 2.0x	132	136	233	93	269	385	1,248
1.5x to 1.8x	183	115	167	223	166	825	1,679
1.2x to 1.5x	64	59	75	54	253	838	1,343
1.0x to 1.2x	299	—	—	88	—	255	642
Less than 1.0x	—	—	—	36	—	221	257
Total commercial	$1,383	$1,586	$803	$1,266	$1,096	$4,735	$10,869

Agricultural:
Greater than 2.0x	$37	$66	$25	$16	$33	$217	$394
1.8x to 2.0x	38	37	26	21	14	74	210

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

1.5x to 1.8x	50	114	29	28	44	198	463
1.2x to 1.5x	122	180	114	117	73	375	981
1.0x to 1.2x	40	84	32	78	56	247	537
Less than 1.0x	—	4	9	5	1	39	58
Total agricultural	$287	$485	$235	$265	$221	$1,150	$2,643
Total mortgage loans:
Greater than 2.0x	$742	$1,342	$353	$788	$441	$2,428	$6,094
1.8x to 2.0x	170	173	259	114	283	459	1,458
1.5x to 1.8x	233	229	196	251	210	1,023	2,142
1.2x to 1.5x	186	239	189	171	326	1,213	2,324
1.0x to 1.2x	339	84	32	166	56	502	1,179
Less than 1.0x	—	4	9	41	1	260	315
Total mortgage loans	$1,670	$2,071	$1,038	$1,531	$1,317	$5,885	$13,512
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
The following tables provide information relating to the LTV and DSC ratios for commercial and agricultural mortgage loans as of September 30, 2021 and December 31, 2020. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.
Mortgage Loans by LTV and DSC Ratios

	DSC Ratio (2) (3)
LTV Ratio: (1) (3)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total
	(in millions)
September 30, 2021:
Mortgage loans:
Commercial:
0% - 50%	$877	$—	$390	$31	$40	$98	$1,436

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	DSC Ratio (2) (3)
LTV Ratio: (1) (3)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total
	(in millions)
50% - 70%	4,026	680	993	755	421	30	6,905
70% - 90%	797	568	210	492	181	56	2,304
90% plus	—	—	86	65	—	73	224
Total commercial	$5,700	$1,248	$1,679	$1,343	$642	$257	$10,869

Agricultural:
0% - 50%	$289	$98	$283	$501	$296	$29	$1,496
50% - 70%	105	110	180	480	241	14	1,130
70% - 90%	—	2	—	—	—	15	17
90% plus	—	—	—	—	—	—	—
Total agricultural	$394	$210	$463	$981	$537	$58	$2,643

Total mortgage loans:
0% - 50%	$1,166	$98	$673	$532	$336	$127	$2,932
50% - 70%	4,131	790	1,173	1,235	662	44	8,035
70% - 90%	797	570	210	492	181	71	2,321
90% plus	—	—	86	65	—	73	224
Total mortgage loans	$6,094	$1,458	$2,142	$2,324	$1,179	$315	$13,512

December 31, 2020:
Mortgage loans:
Commercial:
0% - 50%	$856	$—	$160	$—	$—	$—	$1,016
50% - 70%	4,095	870	1,452	555	25	—	6,997
70% - 90%	844	449	343	376	142	36	2,190
90% plus	156	—	—	77	—	72	305
Total commercial	$5,951	$1,319	$1,955	$1,008	$167	$108	$10,508

Agricultural:
0% - 50%	$297	$108	$291	$520	$317	$34	$1,567
50% - 70%	108	94	211	450	257	24	1,144
70% - 90%	—	2	—	19	—	—	21
90% plus	—	—	—	—	—	—	—
Total agricultural	$405	$204	$502	$989	$574	$58	$2,732

Total mortgage loans:
0% - 50%	$1,153	$108	$451	$520	$317	$34	$2,583
50% - 70%	4,203	964	1,663	1,005	282	24	8,141
70% - 90%	844	451	343	395	142	36	2,211
90% plus	156	—	—	77	—	72	305
Total mortgage loans	$6,356	$1,523	$2,457	$1,997	$741	$166	$13,240
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Past-Due and Nonaccrual Mortgage Loan Status
The following table provides information relating to the aging analysis of past-due mortgage loans as of September 30, 2021 and December 31, 2020, respectively.
Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
September 30, 2021:
Mortgage loans:
Commercial	$—	$—	$—	$—	$10,869	$10,869	$—	$10,869	$—	$—
Agricultural	8	3	66	77	2,566	2,643	—	2,643	—	—
Total	$8	$3	$66	$77	$13,435	$13,512	$—	$13,512	$—	$—

December 31, 2020:
Mortgage loans:
Commercial	$162	$—	$—	$162	$10,346	$10,508	$—	$10,508	$—	$—
Agricultural	76	7	29	112	2,620	2,732	—	2,732	—	—
Total	$238	$7	$29	$274	$12,966	$13,240	$—	$13,240	$—	$—
_______________
(1)Amounts presented at amortized cost basis.
As of September 30, 2021 and December 31, 2020, the carrying values of problem mortgage loans that had been classified as non-accrual loans were $0 million and $0 million, respectively.
Troubled Debt Restructuring
There were no privately negotiated fixed maturity modifications accounted for as a TDR during the three months ended September 30, 2021. During the nine months ended September 30, 2021, the Company had one new privately negotiated fixed maturity TDR with a pre-modification cost basis of $9 million and post-modification carrying value of $4 million. This TDR did not have subsequent payment defaults nor additional commitments to lend. The one privately negotiated fixed maturity TDR is 0.004% of the Company’s total invested assets. There were no mortgage loan on real estate modifications accounted for as a TDR during three and nine months ended September 30, 2021.
During the three and nine months ended September 30, 2020, the Company had two and six privately negotiated fixed maturity TDRs with a pre-modification cost basis of $8 million and $50 million and post-modification carrying value of $7 million and $44 million, respectively. These TDRs did not have subsequent payment defaults nor additional commitments to lend. The six privately negotiated fixed maturity TDRs were 0.04% of the Company’s total invested assets. During the three and nine months ended September 30, 2020, there was one commercial mortgage loan on real estate accounted for as a TDR with a pre-modification cost basis of $75 million and post-modification carrying value of $75 million. The one commercial mortgage loan TDR was 0.07% of the Company’s total invested assets.
Equity Securities
The table below presents a breakdown of unrealized and realized gains and (losses) on equity securities during the three and nine months ended September 30, 2021.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Unrealized and Realized Gains (Losses) from Equity Securities (1)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
	(in millions)	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(48)	$(8)
Net investment gains (losses) recognized on equity securities sold during the period	43	47
Unrealized and realized gains (losses) on equity securities	$(5)	$39
______________
(1)Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments (see Note 2 Significant Accounting Policies – Investments).
Trading Securities
As of September 30, 2021 and December 31, 2020, respectively, the fair value of the Company’s trading securities was $584 million and $5.6 billion. As of September 30, 2021 and December 31, 2020, respectively, trading securities included the General Account’s investment in Separate Accounts which had carrying values of $43 million and $44 million.
The table below shows a breakdown of net investment income (loss) from trading securities during the three and nine months ended September 30, 2021 and 2020.
Net Investment Income (Loss) from Trading Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(57)	$(13)	$(303)	$88
Net investment gains (losses) recognized on securities sold during the period	42	16	255	45
Unrealized and realized gains (losses) on trading securities	(15)	3	(48)	133
Interest and dividend income from trading securities	4	60	85	159
Net investment income (loss) from trading securities	$(11)	$63	$37	$292
Fixed maturities, at fair value using the fair value option
The table below shows a breakdown of net investment income (loss) from fixed maturities, at fair value using the fair value option during the three and nine months ended September 30, 2021.
Net Investment Income (Loss) from Fixed Maturities, at Fair Value using the Fair Value Option

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$9	$7
Net investment gains (losses) recognized on securities sold during the period	1	3
Unrealized and realized gains (losses) from fixed maturities	10	10
Interest and dividend income from fixed maturities	12	22
Net investment income (loss) from fixed maturities	$22	$32

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
The tables below present quantitative disclosures about the Company’s derivative instruments designated in hedging relationships and derivative instruments which have not been designated in hedging relationships, including those embedded in other contracts required to be accounted for as derivative instruments.
The following table presents the gross notional amount and estimated fair value of the Company’s derivatives:

Derivative Instruments by Category

	September 30, 2021			December 31, 2020
		Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives: Designated for Hedge accounting (1)
Cash Flow Hedges:
Currency Swaps	$807	$8	$33	$—	$—	$—
Interest Swaps	958	—	335	957	—	219
Total: Designated for Hedge accounting	1,765	8	368	957	—	219
Derivatives: Not designated for Hedge accounting (1)
Equity contracts:
Futures (5)	3,518	2	—	4,881	—	2
Swaps (5)	12,907	5	—	22,456	6	2
Options	55,487	10,401	4,509	35,848	8,396	3,726
Interest rate contracts:
Futures (5)	11,079	—	—	18,571	—	—
Swaps (5)	2,875	—	243	22,877	553	437
Swaptions	—	—	—	—	—	—
Credit contracts:
Credit default swaps	902	10	10	1,087	19	14
Currency
Currency Swaps	516	3	—	411	9	9
Currency forwards	74	8	7	—	—	—
Other freestanding contracts:
Margin	—	111	—	—	49	66
Collateral	—	157	6,097	—	212	3,839
Total: Not designated for Hedge accounting	87,358	10,697	10,866	106,131	9,244	8,095

Embedded derivatives:
Amounts due from reinsurers (6)	—	5,869	—	—	—	—
GMIB reinsurance contracts (2)	—	1,937	—	—	2,488	—
GMxB derivative features liability (3)	—	—	8,938	—	—	11,131
SCS, SIO, MSO and IUL indexed features (4)	—	—	5,565	—	—	4,509
Total Embedded	—	7,806	14,503	—	2,488	15,640

Total derivative instruments	$89,123	$18,511	$25,737	$107,088	$11,732	$23,954
___________
(1)Reported in other invested assets in the consolidated balance sheets.
(2) Reported in GMIB reinsurance contract asset in the consolidated balance sheets.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
(3)    Reported in future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.
(4)    Reported in policyholders’ account balances in the consolidated balance sheets.
(5)    Decrease in futures and swaps notional as of September 30, 2021 is primarily due to Venerable transaction (see Note 1 Organization).
(6)    Represents GMIB NLG ceded related to the Venerable transaction.

The following table presents the effects of derivative instruments on the consolidated statements of income and comprehensive income (loss).

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Derivative Instruments by Category

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
	(in millions)
	Net Derivatives Gain(Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gain(Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
Derivatives: Designated for Hedge accounting
Cash Flow Hedges:
Currency Swaps	$—	$—	$(15)	$8	$—	$—	$(32)	$8
Interest Swaps	(26)	—	—	(9)	(54)	—	—	(42)
Total: Designated for Hedge accounting	(26)	—	(15)	(1)	(54)	—	(32)	(34)
Derivatives: Not Designated for Hedge accounting
Equity
Futures	(2)	—	—	—	(451)	—	—	—
Swaps	(3)	—	—	—	(2,613)	—	—	—
Options	(169)	—	—	—	2,177	—	—	—
Interest Rate
Futures	(93)	—	—	—	(891)	—	—	—
Swaps	67	—	—	—	(2,375)	—	—	—
Swaptions	—	—	—	—	—	—	—	—
Credit
Credit Default Swaps	—	—	—	—	—	—	—	—
Currency
Currency Swaps	3	—	—	—	3	—	—	—
Currency forwards	1	—	—	—	2	—	—	—
Other
Margin	—	—	—	—	—	—	—	—
Collateral	—	—	—	—	—	—	—	—
Total: Not Designated for Hedge accounting	(196)	—	—	—	(4,148)	—	—	—

Embedded Derivatives
Amounts due from reinsurers	344	—	—	—	586	—	—	—
GMIB reinsurance contracts	(84)	—	—	—	(542)	—	—	—
GMxB derivative features liability (2)	(395)	—	—	—	2,340	—	—	—
SCS, SIO,MSO and IUL indexed features	172	—	—	—	(2,157)	—	—	—
Total Embedded	$37	$—	$—	$—	$227	$—	$—	$—

Total Derivatives	$(185)	$—	$(15)	$(1)	$(3,975)	$—	$(32)	$(34)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
	(in millions)
	Net Derivatives Gain(Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gain(Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
Derivatives: Designated for Hedge accounting
Cash Flow Hedges:
Interest Swaps	$(12)	$—	$—	$(65)	$(4)	$—	$—	$(64)
Total: Designated for Hedge accounting	(12)	—	—	(65)	(4)	—	—	(64)
Derivatives: Not designated for Hedge accounting
Equity
Futures	(208)	—	—	—	(401)	—	—	—
Swaps	(1,563)	—	—	—	(604)	—	—	—
Options	909	—	—	—	(481)	—	—	—
Interest Rate
Futures	(16)	—	—	—	2,051	—	—	—
Swaps	(59)	—	—	—	3,592	—	—	—
Swaptions	—	—	—	—	9	—	—	—
Credit
Credit Default Swaps	1	—	—	—	2	—	—	—
Currency
Currency Swaps	—	—	—	—	—	—	—	—
Currency forwards	(1)	—	—	—	(3)	—	—	—
Other
Margin	—	—	—	—	—	—	—	—
Collateral	—	—	—	—	—	—	—	—
Total: Not designated for Hedge accounting	(937)	—	—	—	4,165	—	—	—

Embedded Derivatives
Amounts due from reinsurers	—	—	—	—	—	—	—	—
GMIB reinsurance contracts	(102)	—	—	—	737	—	—	—
GMxB derivative features liability	579	—	—	—	(3,421)	—	—	—
SCS, SIO,MSO and IUL indexed features	(1,000)	—	—	—	414	—	—	—
Total Embedded	$(523)	$—	$—	$—	$(2,270)	$—	$—	$—

Total Derivatives	$(1,472)	$—	$—	$(65)	$1,891	$—	$—	$(64)

(1)Reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2)Excludes settlement fees of $45 million on CS Life reinsurance contract for the nine months ended September 30, 2021 .

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The table that follow below present a roll-forward of cash flow hedges recognized in AOCI.
Rollforward of Cash flow hedges in AOCI

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Balance, beginning of period	$(158)	$1	$(126)	$(38)
Amount recorded in AOCI		—		—
Currency Swaps	7	—	7	—
Interest Swaps	(40)	(81)	(118)	(46)
Total Amount recorded in AOCI	(33)	(81)	(111)	(46)
Amount reclassified from AOCI to income	—	—		—
Currency Swaps	—	—	—	—
Interest Swaps	31	16	77	20
Total Amount reclassified from AOCI to income	31	16	77	20
Ending Balance, September 30 (1)	$(160)	$(64)	$(160)	$(64)
_______________
(1) The Company does not estimate the amount of the deferred losses in AOCI at three and nine months ended September 30, 2021 and 2020 which will be released and reclassified into Net income (loss) over the next 12 months as the amounts cannot be reasonably estimated.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts as of September 30, 2021 and December 31, 2020 are exchange-traded and net settled daily in cash. As of September 30, 2021 and December 31, 2020, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $169 million and $307 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $118 million and $264 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and EAFE indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $16 million and $35 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of September 30, 2021 and December 31, 2020, respectively, the Company held $6.1 billion and $3.8 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $157 million and $212 million as of September 30, 2021 and December 31, 2020, respectively, in the normal operation of its collateral arrangements.
The following tables presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments as of September 30, 2021 and December 31, 2020:

Offsetting of Financial Assets and Liabilities and Derivative Instruments

As of September 30, 2021

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (3)	Net Amount
	(in millions)
Assets:
Derivative assets (1)	$10,707	$9,774	$933	$(817)	$116
Other financial assets	1,727	—	1,727	—	1,727
Other invested assets	$12,434	$9,774	$2,660	$(817)	$1,843

Liabilities:
Derivative liabilities (2)	$10,418	$9,774	$644	$—	$644
Other financial liabilities	4,699	—	4,699	—	4,699
Other liabilities	$15,117	$9,774	$5,343	$—	$5,343
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
For more information on the Closed Block, see Note 6 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020.
Summarized financial information for the Company’s Closed Block is as follows:

	September 30, 2021	December 31, 2020
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$6,022	$6,201
Policyholder dividend obligation	25	160
Other liabilities	40	39
Total Closed Block liabilities	6,087	6,400

Assets Designated to the Closed Block:
Fixed maturities AFS, at fair value (amortized cost of $3,283 and $3,359) (allowance for credit losses of $0)	3,537	3,718
Mortgage loans on real estate (net of allowance for credit losses of $5 and $6)	1,770	1,773
Policy loans	615	648
Cash and other invested assets	18	28
Other assets	98	169
Total assets designated to the Closed Block	6,038	6,336

Excess of Closed Block liabilities over assets designated to the Closed Block	49	64
Amounts included in AOCI:
Net unrealized investment gains (losses), net of policyholders’ dividend obligation: $25 and $160; and net of income tax: $(48) and $(42)	191	167
Maximum future earnings to be recognized from Closed Block assets and liabilities	$240	$231

The Company’s Closed Block revenues and expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Revenues:
Premiums and other income	$33	$36	$109	$118
Net investment income (loss)	59	61	179	190
Investment gains (losses), net	—	1	2	(1)
Total revenues	92	98	290	307

Benefits and Other Deductions:
Policyholders’ benefits and dividends	108	96	304	302
Other operating costs and expenses	2	—	3	1
Total benefits and other deductions	110	96	307	303
Net income (loss), before income taxes	(18)	2	(17)	4
Income tax (expense) benefit	(2)	(1)	(3)	(2)
Net income (loss)	$(20)	$1	$(20)	$2

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
A reconciliation of the Company’s policyholder dividend obligation follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Beginning balance	$72	$2	$160	$2
Unrealized investment gains (losses)	(47)	—	(135)	—
Ending balance	$25	$2	$25	$2

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
Change in Liability for Variable Annuity Contracts with GMDB and GMIB Features and No NLG Feature
Three and Nine Months Ended September 30, 2021 and 2020

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	GMDB			GMIB
	Direct	Assumed	Ceded	Direct	Assumed	Ceded
	(in millions)
Balance, July 1, 2021	$5,091	$—	$(2,262)	$5,905	$—	$(4,168)
Paid guarantee benefits	(103)	—	41	(87)	—	16
Other changes in reserve	(6)	—	2	131	—	89
Impact of the Venerable transaction (1) (2)	—	—	—	—	—	—
Balance, September 30, 2021	$4,982	$—	$(2,219)	$5,949	$—	$(4,063)

Balance, July 1, 2020	$5,004	$70	$(105)	$6,122	$232	$(2,931)
Paid guarantee benefits	(121)	(6)	3	(110)	(9)	21
Other changes in reserve	233	4	10	113	(3)	92
Balance, September 30, 2020	$5,116	$68	$(92)	$6,125	$220	$(2,818)

	GMDB			GMIB
	Direct	Assumed	Ceded	Direct	Assumed	Ceded
	(in millions)
Balance, January 1, 2021	$5,097	$72	$(88)	$6,026	$196	$(2,488)
Paid guarantee benefits	(350)	(12)	64	(271)	(49)	41
Other changes in reserve	235	14	(19)	194	(7)	525
Impact of the Venerable transaction (1) (2)	—	(74)	(2,176)	—	(140)	(2,141)
Balance, September 30, 2021	$4,982	$—	$(2,219)	$5,949	$—	$(4,063)

Balance, January 1, 2020	$4,780	$76	$(104)	$4,673	$187	$(2,139)
Paid guarantee benefits	(372)	(16)	11	(287)	39	58
Other changes in reserve	708	8	1	1,739	(6)	(737)
Balance, September 30, 2020	$5,116	$68	$(92)	$6,125	$220	$(2,818)
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
Account Values and Net Amount at Risk
Account Values and NAR for direct variable annuity contracts in force with GMDB and GMIB features as of September 30, 2021 are presented in the following tables by guarantee type. For contracts with the GMDB feature, the NAR in the event of death is the amount by which the GMDB feature exceeds the related Account Values. For contracts with the GMIB feature, the NAR in the event of annuitization is the amount by which the present value of the GMIB benefits exceed the related Account Values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB features may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Direct Variable Annuity Contracts with GMDB and GMIB Features as of September 30, 2021

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rate)
Variable annuity contracts with GMDB features
Account Values invested in:
General Account	$16,038	$85	$52	$161	$16,336
Separate Accounts	57,196	9,643	3,325	33,862	104,026
Total Account Values	$73,234	$9,728	$3,377	$34,023	$120,362

NAR, gross	$106	$80	$1,441	$16,473	$18,100
NAR, net of amounts reinsured	$103	$72	$1,013	$8,394	$9,582

Average attained age of policyholders (in years)	51.5	68.9	75.4	70.9	55.4
Percentage of policyholders over age 70	11.6%	50.5%	72.0%	56.7%	20.7%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

Variable annuity contracts with GMIB features
Account Values invested in:
General Account	$—	$—	$15	$210	$225
Separate Accounts	—	—	25,670	36,152	61,822
Total Account Values	$—	$—	$25,685	$36,362	$62,047

NAR, gross	$—	$—	$693	$9,492	$10,185
NAR, net of amounts reinsured	$—	$—	$223	$3,896	$4,119

Average attained age of policyholders (in years)	N/A	N/A	64.8	70.7	68.5
Weighted average years remaining until annuitization	N/A	N/A	5.9	0.6	2.6
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

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
Investment in Variable Insurance Trust Mutual Funds

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	September 30, 2021		December 31, 2020
Mutual Fund Type	GMDB	GMIB	GMDB	GMIB
	(in millions)
Equity	$50,060	$19,264	$46,850	$18,771
Fixed income	5,453	2,570	5,506	2,701
Balanced	47,475	39,723	47,053	39,439
Other	1,038	265	1,111	275
Total	$104,026	$61,822	$100,520	$61,186
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

	Direct Liability (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Beginning balance	$1,070	$948	$1,022	$898
Paid guarantee benefits	(24)	(6)	(52)	(32)
Other changes in reserves	38	60	114	136
Ending balance	$1,084	$1,002	$1,084	$1,002
_____________
(1)There were no amounts of reinsurance ceded in any period presented.
7)    REINSURANCE
The Company assumes and cedes reinsurance with other insurance companies. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Ceded reinsurance does not relieve the originating insurer of liability.
On June 1, 2021, Holdings completed the sale of CSLRC to VIAC. Immediately following the closing of the Transaction, CSLRC and Equitable Financial entered into the Reinsurance Agreement, pursuant to which Equitable Financial ceded to CSLRC, on a combined coinsurance and modified coinsurance basis, legacy variable annuity policies sold by Equitable Financial between 2006-2008. See Note 1- Organization for details of the Transaction.
The following table summarizes the effect of reinsurance. The impact of the transactions described above results in a decrease to reinsurance assumed and an increase in reinsurance ceded.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Direct premiums	$250	$214	$733	$698
Reinsurance assumed	43	50	144	167
Reinsurance ceded	(63)	(43)	(148)	(111)
Premiums	$230	$221	$729	$754

Direct charges and fee income	$1,051	$1,016	$3,177	$3,098
Reinsurance ceded	(184)	(102)	(422)	(311)
Policy charges and fee income	$867	$914	$2,755	$2,787

Direct policyholders’ benefits	$862	$1,115	$2,935	$4,882
Reinsurance assumed	55	54	173	189
Reinsurance ceded	(166)	(135)	(590)	(525)
Policyholders’ benefits	$751	$1,034	$2,518	$4,546

Direct interest credited to policyholders’ account balances	$307	$306	$934	$942
Reinsurance ceded	(2)	—	(29)	(12)
Interest credited to policyholders’ account balances	$305	$306	$905	$930

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Ceded Reinsurance and Assumed Reinsurance
As of September 30, 2021 and December 31, 2020, the Company had reinsured with non-affiliates in the aggregate approximately 47.1% and 2.6%, respectively, of its current exposure to the GMDB obligation on annuity contracts in-force and, subject to certain maximum amounts or caps in any one period, approximately 59.6% and 13.4% of its current liability exposure, respectively, resulting from the GMIB feature. For additional information, see Note 6.
The following table summarizes the ceded reinsurance GMIB reinsurance contracts, third-party recoverables, amount due to reinsurance and assumed reserves impacted by the Venerable transactions.

	September 30, 2021	December 31, 2020
	(in millions)
Ceded Reinsurance:
Estimated net fair values of ceded GMIB reinsurance contracts, considered derivatives (1)	$1,937	$2,488
Third-party reinsurance recoverables related to insurance contracts	14,801	4,566
Top reinsurers:
Venerable Insurance and Annuity Company (BBB+ SAP rating)	10,395	N/A
Zurich Life Insurance Company, Ltd. (AA- SAP rating)	1,340	1,421
Protective Life Insurance Company (AA- SAP rating)	1,146	1,184
RGA Reinsurance Company (AA- SAP rating))	1,146	1,143
Amount due to reinsurers	1,466	1,381
Top reinsurers:
RGA Reinsurance Company	1,225	1,135
Venerable Insurance and Annuity Company	129	N/A
Protective Life Insurance Company	111	116
Assumed Reinsurance:
Reinsurance assumed reserves	166	788
Estimated net fair values of assumed GMIB reserves	—	195
______________
(1)The estimated fair values increased $(89) million, $(113) million, $(551) million and $679 million for the three and nine months ended September 30, 2021 and 2020, respectively.

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. For the periods ended September 30, 2021 and December 31, 2020, the Company recognized impairment adjustments and impairment losses, respectively, to adjust the carrying value of held-for-sale asset and liabilities to their fair value less cost to sell. The value is measured on a nonrecurring basis and categorized within Level 3 of the fair value hierarchy. The fair value was determined using a market approach, estimated based on the negotiated value of the asset and liabilities. See Note 16 of the Notes to Consolidated Financial Statements for additional details of the Held-for-Sale assets and liabilities.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.
Fair Value Measurements as of September 30, 2021

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments
Fixed maturities, AFS:
Corporate (1)	$—	$50,999	$1,453	$52,452
U.S. Treasury, government and agency	—	15,253	—	15,253
States and political subdivisions	—	600	37	637
Foreign governments	—	1,003	—	1,003
Residential mortgage-backed (2)	—	106	—	106
Asset-backed (3)	—	5,579	5	5,584
Commercial mortgage-backed	—	1,869	10	1,879
Redeemable preferred stock	—	54	—	54
Total fixed maturities, AFS	—	75,463	1,505	76,968
Fixed maturities, at fair value using the fair value option	—	1,152	182	1,334
Other equity investments (7)	433	415	5	853
Trading securities	332	213	39	584
Other invested assets:
Short-term investments	—	30	—	30
Assets of consolidated VIEs/VOEs	62	218	11	291
Swaps	—	(595)	—	(595)
Credit default swaps	—	—	—	—
Futures	2	—	—	2
Options	—	5,892	—	5,892
Total other invested assets	64	5,545	11	5,620
Cash equivalents	3,168	269	—	3,437
Segregated securities	—	909	—	909
Amounts due from reinsurer (6)	—	—	5,869	5,869
GMIB reinsurance contracts asset	—	—	1,937	1,937
Separate Accounts assets (4)	138,906	2,562	—	141,468
Total Assets	$142,903	$86,528	$9,548	$238,979

Liabilities
Notes issued by consolidated VIE’s, at fair value using the fair value option (5)	$—	$1,187	$—	$1,187
GMxB derivative features’ liability	—	—	8,938	8,938
SCS, SIO, MSO and IUL indexed features’ liability	—	5,565	—	5,565
Liabilities of consolidated VIEs and VOEs	18	3	—	21
Contingent payment arrangements	—	—	38	38
Total Liabilities	$18	$6,755	$8,976	$15,749
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(4)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate. As of September 30, 2021, the fair value of such investments was $379 million.
(5)Includes CLO short-term debt of $1 million, which is inclusive as fair valued within Notes issued by consolidated VIE’s, at fair value using the fair value option Accrued interest payable of $3 million is reported in Notes issued by consolidated VIE’s, at fair value using the fair value option in the consolidated balance sheets, which is not required to be measured at fair value on a recurring basis.
(6)This represents GMIB NLG ceded reserves related to the Venerable transaction. See Note 1- Organization for details of the Venerable transaction.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
(7)Includes short position equity securities of $29 million that are reported in other liabilities.

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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
After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $89 million and $102 million as of September 30, 2021 and December 31, 2020, respectively, to recognize incremental counterparty non-performance risk and reduced the fair value of its GMIB reinsurance contract liabilities by $0 million and $19 million as of September 30, 2021 and December 31, 2020, respectively, to recognize its own incremental non-performance risk.
After giving consideration to collateral arrangements, the Company reduced the fair value of its Amounts due from Reinsurers by $195 million at September 30, 2021 to recognize incremental counterparty non-performance risk.
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
Transfers of Financial Instruments Between Levels 2 and 3
During the nine months ended September 30, 2021, fixed maturities with fair values of $782 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $1 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 5.9% of total equity as of September 30, 2021.
During the nine months ended September 30, 2020, fixed maturities with fair values of $103 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $195 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 1.6% of total equity as of September 30, 2020.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The tables below present reconciliations for all Level 3 assets and liabilities and changes in unrealized gains (losses) for the three and nine months ended September 30, 2021 and 2020, respectively.
Level 3 Instruments - Fair Value Measurements

	Corporate	State and Political Subdivisions	Asset-backed	CMBS	Trading Securities, at Fair Value	Fixed maturities, at FVO (2)
	(in millions)
Balance, July 1, 2021	$1,261	$37	$128	$10	$39	$148
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1	—	—	—	—	(7)
Investment gains (losses), net	(2)	—	—	—	—	—
Subtotal	(1)	—	—	—	—	(7)
Other comprehensive income (loss)	4	(1)	—	—	—	—
Purchases	262	—	(121)	—	—	62
Sales	(71)	—	(2)	—	—	(17)
Activity related to consolidated VIEs/VOEs	—	—	—	—	—	—
Transfers into Level 3 (1)	(2)	—	—	—	—	(14)
Transfers out of Level 3 (1)	—	—	—	—	—	10
Balance, September 30, 2021	$1,453	$36	$5	$10	$39	$182
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (3)	$—	$—	$—	$—	$—	$9
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (3)	$4	$(1)	$—	$—	$—	$—

Balance, July 1, 2020	$1,685	$40	$—	$—	$37	$—
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	(1)	—	—	—	—	—
Subtotal	(1)	—	—	—	—	—
Other comprehensive income (loss)	18	(1)	—	—	—	—
Purchases	(155)	—	13	—	15	—
Sales	(24)	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—	—
Transfers into Level 3 (1)	(29)	—	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—	—	—
Balance, September 30, 2020	$1,494	$39	$13	$—	$52	$—
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (3)	$—	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (3)	$18	$(1)	$—	$—	$—	$—

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Level 3 Instruments - Fair Value Measurements

	Corporate	State and Political Subdivisions	Asset-backed	CMBS	Trading Securities, at Fair Value	Fixed maturities, at FVO (2)
	(in millions)
Balance, January 1, 2021	$1,702	$39	$20	$—	$39	$80
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	4	—	—	—	—	4
Investment gains (losses), net	(14)	—	—	—	—	—
Subtotal	(10)	—	—	—	—	4
Other comprehensive income (loss)	30	(2)	—	—	—
Purchases	721	—	3	10	—	192
Sales	(277)	(1)	(18)	—	—	(26)
Activity related to consolidated VIEs/VOEs	—	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—	1
Transfers out of Level 3 (1)	(713)	—	—	—	—	(69)
Balance, September 30, 2021	$1,453	$36	$5	$10	$39	$182
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (3)	$—	$—	$—	$—	$—	$4
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (3)	$30	$(2)	$—	$—	$—	$—

Balance, January 1, 2020	$1,257	$39	$100	$—	$37	$—
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	2	—	—	—	—	—
Investment gains (losses), net	(14)	—	—	—	—	—
Subtotal	(12)	—	—	—	—	—
Other comprehensive income (loss)	(36)	1	—	—	—	—
Purchases	207	—	13	—	15	—
Sales	(114)	(1)	—	—	—	—
Activity related to consolidated VIEs/VOEs	—				—
Transfers into Level 3 (1)	195	—	—	—	—	—
Transfers out of Level 3 (1)	(3)	—	(100)	—	—	—
Balance, September 30, 2020	$1,494	$39	$13	$—	$52	$—
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (3)	$—	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (3)	$(36)	$1	$—	$—	$—	$—
_____________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2) Fixed maturities, at fair value using the fair value option.
(3)For instruments held as of September 30, 2021 or September 30, 2020, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Other Equity Investments (9)	GMIB Reinsurance Contract Asset	Amounts Due from Reinsurers	Separate Accounts Assets	GMxB Derivative Features Liability	Contingent Payment Arrangement

Balance, July 1, 2021	$103	$2,026	$5,510	$1	$(8,455)	$(38)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	1	—	—	—	—	—
Net derivative gains (losses) (1)	—	(84)	344	—	(395)	—
Total realized and unrealized gains (losses)	1	(84)	344	—	(395)	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases (2)	1	11	31	(1)	(108)	1
Sales (3)	(91)	(16)	(16)	—	20	—
Settlements (4)	—	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	1	—	—	—	—	(1)
Transfers into Level 3 (5)	—	—	—	—	—	—
Transfers out of Level 3 (5)	—	—	—	—	—	—
Balance, September 30, 2021	$15	$1,937	$5,869	$—	$(8,938)	$(38)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (8)	$1	$(84)	$344	$—	$(395)	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (8)	$—	$—	$—	$—	$—	$—

Balance, July 1, 2020	$95	$2,931	$—	$—	$(12,689)	$(28)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	3	—	—	—	—	—
Net derivative gains (losses)	—	(103)	—	—	579	—
Total realized and unrealized gains (losses)	3	(103)	—	—	579	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases (2)	5	11	—	—	(115)	—
Sales (3)	(15)	(21)	—	—	21	—
Settlements (4)	—	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	(2)	—	—	—	—	—
Transfers into Level 3 (5)	—	—	—	—	—	(1)
Transfers out of Level 3 (5)	—	—	—	—	—	—
Balance, September 30, 2020	$86	$2,818	$—	$—	$(12,204)	$(29)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (8)	$1	$(103)	$—	$—	$579	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (8)	$—	$—	$—	$—	$—	$—

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Other Equity Investments (9)	GMIB Reinsurance Contract Asset	Amounts Due from Reinsurers	Separate Accounts Assets	GMxB Derivative Features Liability	Contingent Payment Arrangement

Balance, January 1, 2021	$84	$2,488	$—	$1	$(11,131)	$(28)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	20	—	—	—	—	—
Net derivative gains (losses) (1) (6)	—	(542)	586	—	2,340	—
Total realized and unrealized gains (losses)	20	(542)	586	—	2,340	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases (2)	4	32	41	—	(348)	(7)
Sales (3)	(92)	(41)	(17)	—	61	—
Settlements (4)	—	—	—	—	—	—
Other (7)	—	—	5,259	—	—	—
Activity related to consolidated VIEs/VOEs	(1)	—	—	—	—	(3)
Transfers into Level 3 (5)	—	—		—	—	—
Transfers out of Level 3 (5)	—	—	—	(1)	140	—
Balance, September 30, 2021	$15	$1,937	$5,869	$—	$(8,938)	$(38)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (8)	$2	$(542)	$586	$—	$2,340	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (8)	$—	$—	$—	$—	$—	$—

Balance, January 1, 2020	$113	$2,139	$—	$—	$(8,502)	$(23)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	(7)	—	—	—	—	—
Net derivative gains (losses)	—	736	—	—	(3,421)	—
Total realized and unrealized gains (losses)	(7)	736	—	—	(3,421)	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases (2)	10	33	—	—	(335)	(4)
Sales (3)	(26)	(58)	—	—	54	—
Settlements (4)	—	—	—	—	—	—
Change in estimate	—	(32)	—	—	—	—
Activity related to consolidated VIEs/VOEs	(4)	—	—	—	—	(2)
Transfers into Level 3 (5)	—	—	—	—	—	—
Transfers out of Level 3 (5)	—	—	—	—	—	—
Balance, September 30, 2020	$86	$2,818	$—	$—	$(12,204)	$(29)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (8)	$(8)	$736	$—	$—	$(3,421)	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (8)	$—	$—	$—	$—	$—	$—

______________

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
(1)For the three and nine months ended September 30, 2021, the Company’s non-performance risk impact of $(92) million and $(72) million for the GMxB Derivative Features Liability, $5 million and $6 million for the GMIB Reinsurance Contract Asset, and $(19) million and $(7) million for the Amounts Due from Reinsurers, respectively, is recorded through Net derivative gains (losses).
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
(8)For instruments held as of September 30, 2021 or September 30, 2020, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(9)Other Equity Investments include other invested assets.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of September 30, 2021 and December 31, 2020, respectively.
Quantitative Information about Level 3 Fair Value Measurements as of September 30, 2021

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$206	Matrix pricing model	Spread over Benchmark	20 - 295 bps	159 bps
	820	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples Loan to value	4.9x - 73.7x 5.95% - 15.03% 0.0x - 9.0x 0.00% - 60.77%	12.3x 8.99% 6.0x 30.45%
Trading Securities, at Fair Value	39	Discounted Cash Flow	Earnings multiple Discount factor Discount years	8.2x 10.00% 11
Other equity investments	4	Market comparable companies	Revenue multiple	8.2x - 9.5x	8.5x
GMIB reinsurance contract asset	1,937	Discounted cash flow	Lapse rates Withdrawal Rates GMIB Utilization Rates Non-performance risk Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.45%-20.86% 0.27%-8.66% 0.04%-60.44% 40 bps - 78 bps 10%-32% 0.01%-0.17% 0.06%-0.53% 0.31%-40.00%	2.56% 0.93% 5.43% 44 bps 24% 2.76% (same for all ages) (same for all ages)
Amount Due from Reinsurers	5,869	Discounted Cash Flow	Lapse rates Withdrawal Rates GMIB Utilization Rates Non-performance risk (bps) Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.45%-20.86% 0.27%-8.66% 0.04%-60.44% 34 bps-34 bps 10%-32% 0.01%-0.17% 0.06%-0.53% 0.31%-40.00%	1.67% 1.17% 7.34% 34 bps 24% 2.13% (same for all ages) (same for all ages)
Liabilities:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
AB Contingent Consideration Payable	38	Discounted cash flow	Expected revenue growth rates Discount rate	2.0% - 83.9% 1.9% - 10.4%	13.0% 6.6%
GMIBNLG	8,896	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality rates (1): Ages 0 - 40 Ages 41-60 Ages 61-115	92 bps - 92 bps 1.04%-23.57% 0.27%-8.66% 0.03%-100.00% 0.01%-0.19% 0.07%-0.57% 0.44%-43.60%	92 bps 3.51% 1.03% 5.35% 1.60% (same for all ages) (same for all ages)
GWBL/GMWB	104	Discounted cash flow	Lapse rates Withdrawal Rates Utilization Rates Volatility rates - Equity Non-performance risk(bps)	0.60%-20.86% 0.00%-8.00% 100% once starting 10%-32% 92 bps-92 bps	2.56% 0.93% 24%
GIB	(60)	Discounted cash flow	Lapse rates Withdrawal Rates Utilization Rates Volatility rates - Equity Non-performance risk(bps)	0.60%-20.86% 0.13%-8.66% 0.04%-100.00% 10% - 32% 92 bps - 92 bps	2.56% 0.93% 5.43% 24%
GMAB	(3)	Discounted cash flow	Lapse rates Volatility rates - Equity Non-performance risk(bps)	0.60%-20.86% 10%-32% 92 bps - 92 bps	2.56% 24%
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
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$34	Matrix pricing model	Spread over benchmark	45 bps - 195 bps	160 bps
	1,148	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	3.5x - 33.1x 5.60% - 28.40% 1.9x-25.0x	10.8x 8.60% 6.8x
Trading Securities, at Fair Value	39	Discounted cash flow	Earnings multiple Discounts factor Discount years	8.2x 10.00% 11
Other equity investments	2	Market comparable companies	Revenue multiple	9.7x - 26.4x	18.5x

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
GMIB reinsurance contract asset	2,488	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	43 - 85 bps 0.6% - 16% 0% - 2% 0% - 61% 7% - 32% 0.01% - 0.18% 0.07% - 0.54% 0.42% - 42.20%	50 bps 1.69% 0.91% 5.82% 24% 2.80% (same for all ages) (same for all ages)
Liabilities:
AB Contingent Consideration Payable	28	Discounted cash flow	Expected revenue growth rates Discount rate	0.7% - 50.0% 1.9% - 10.4%	4.9% 8.0%
GMIBNLG	10,713	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	96.0 bps 1.1% - 25.7% 0.4% - 2% 0% - 100% 0.01% - 0.19% 0.06% - 0.53% 0.41% - 41.39%	3.19% 0.93% 5.51% 1.56% (same for all ages) (same for all ages)
Assumed GMIB Reinsurance Contracts	195	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates (Age 0 - 85) Withdrawal rates (Age 86+) Utilization rates Volatility rates - Equity	60 - 133 bps 1.1% - 11.1% 0.6% - 22.2% 1.1% - 100% 0% -30% 7%-32%	99 bps 1.69% 0.91% (same for all ages) 5.82% 24%
GWBL/GMWB	190	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	96.0 bps 0.8%-16% 0%-8% 100% once starting 7%-32%	1.69% 0.91% 24%
GIB	31	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	96.0 bps 0.8%-15.6% 0%-2% 0%-100% 7%-32%	1.69% 0.91% 5.82% 24%
GMAB	2	Discounted cash flow	Non-performance risk Lapse rates Volatility rates - Equity	96.0 bps 0.8%-16% 7%-32%	1.69% 24%
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
Excluded from the tables above as of September 30, 2021 and December 31, 2020, respectively, are approximately $673 million and $743 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above as of September 30, 2021 and December 31, 2020, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit risk transfer securities, and equipment financings. Included in the tables above as of September 30, 2021 and December 31, 2020, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
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
Carrying Value of Financial Instruments Not Otherwise Disclosed in Note 3 and Note 4
The carrying values and fair values as of September 30, 2021 and December 31, 2020 for financial instruments not otherwise disclosed in Note 3 and Note 4 are presented in the table below.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
September 30, 2021:
Mortgage loans on real estate	$13,448	$—	$—	$13,775	$13,775
Policy loans	$4,027	$—	$—	$5,109	$5,109
Policyholders’ liabilities: Investment contracts (3)	$2,059	$—	$—	$2,187	$2,187
FHLB funding agreements	$6,807	$—	$6,864	$—	$6,864
FABN funding agreements	$5,732	$—	$5,733	$—	$5,733
Short-term and long-term debt (2)	$3,838	$—	$4,616	$—	$4,616
Separate Accounts liabilities	$11,092	$—	$—	$11,092	$11,092

December 31, 2020:
Mortgage loans on real estate	$13,159	$—	$—	$13,491	$13,491
Policy loans (1)	$4,118	$—	$—	$5,352	$5,352
Policyholders’ liabilities: Investment contracts (1)	$2,198	$—	$—	$2,416	$2,416
FHLB funding agreements	$6,897	$—	$6,990	$—	$6,990
FABN funding agreements	$1,939	$—	$1,971	$—	$1,971
Short-term and long-term debt	$4,115	$—	$5,065	$—	$5,065
Separate Accounts liabilities	$10,081	$—	$—	$10,081	$10,081
_____________
(1)Excludes amounts reclassified as HFS.
(2)Excludes CLO short-term debt of $1 million, which is inclusive as fair valued within Notes issued by consolidated VIE’s, at fair value using the fair value option.
(3) As of September 30, 2021, reflects transfer of certain policyholders account balances to future policyholder benefits and other policyholders liabilities related to structured settlement contracts.

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
Net Periodic Pension Expense
Components of net periodic pension expense for the Company’s plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Service cost	$2	$3	$7	$7
Interest cost	13	23	40	68
Expected return on assets	(40)	(36)	(116)	(110)
Prior Period Svc Cost Amortization	1	—	—	—
Actuarial (gain) loss	—	—	1	1
Net amortization	23	27	81	82
Impact of settlement	2	$4	2	4
Net Periodic Pension Expense	$1	$21	$15	$52

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
10)    INCOME TAXES
Income tax expense for the three and nine months ended September 30, 2021 and 2020 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
11)    EQUITY
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows:

	September 30, 2021			December 31, 2020
Series	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
Series A	32,000	32,000	32,000	32,000	32,000	32,000
Series B	20,000	20,000	20,000	20,000	20,000	20,000
Series C	12,000	12,000	12,000	—	—	—
Total	64,000	64,000	64,000	52,000	52,000	52,000

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
Dividends to Shareholders
Dividends declared per share were as follows for the periods indicated:

	Three Months Ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Series A dividends declared	$328.13	$328.13	$984.38	$1,049.99
Series B dividends declared	$—	$—	$618.75	$—
Series C dividends declared	$268.75	$—	$737.57	$—
Common Stock
Dividends declared per share of common stock were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Dividends declared	$0.18	$0.17	$0.53	$0.49

Share Repurchase
On November 6, 2019, Holdings’ Board of Directors authorized a $400 million share repurchase program with an expiration date of December 31, 2020. On February 26, 2020, Holdings’ Board of Directors authorized an increase of $600 million to the capacity of this program as well as the extension of the term of the program until March 31, 2021. This program was exhausted in January 2021. On October 23, 2020, Holdings’ Board of Directors authorized an incremental $500 million of share repurchase in 2021, subject to the close of the Venerable Transaction. In addition,

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
on February 17, 2021 Holdings announced that its Board of Directors had authorized a $1.0 billion share repurchase program. Under this program, Holdings may, from time to time, purchase up to $1.0 billion of its common stock but it is not obligated to purchase any particular number of shares. Repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through prearranged trading plans complying with Rule 10b5-1(c) under the Exchange Act. As of September 30, 2021, Holdings had authorized capacity of approximately $462 million remaining in its share repurchase program, which is inclusive of the $500 million related to the Venerable Transaction.
Holdings repurchased a total of 15.6 million and 38.2 million shares of its common stock at an average price of $29.50 and $30.56 per share, respectively through open market repurchases, ASRs and privately negotiated transactions during the three and nine months ended September 30, 2021.
During the three and nine months ended September 30, 2021, Holdings repurchased 0 million and 3.2 million shares of its common stock through open market repurchases.
In January 2021, Holdings entered into an ASR with a third-party financial institution to repurchase an aggregate of $170 million of Holdings’ common stock. The ASR terminated during the first quarter of 2021, for a total of 6.3 million shares delivered. Shares repurchased under the ASR were retired upon receipt resulting in a reduction of Holdings’ total issued shares as of March 31, 2021.
In March 2021, Holdings entered into an ASR contract with a third-party financial institution to repurchase an aggregate of $200 million of Holdings’ common stock. Pursuant to the ASR, Holdings made a prepayment of $200 million and received initial delivery of 4.9 million shares. The ASR terminated during May 2021, at which time additional shares of 1.1 million were received.

On June 30, 2021, Holdings established an obligation to enter into an ASR with a third-party financial institution to repurchase an aggregate of $300 million of Holdings’ common stock. Pursuant to the ASR, on July 2, 2021, Holdings made a prepayment of $300 million to receive initial delivery of shares.The ASR terminated during the third quarter of 2021 and a total of 9.9 million shares were received. Shares repurchased under the ASR were retired upon receipt resulting in a reduction of Holdings’ total issued shares as of September 30, 2021.
In September 2021, Holdings entered into an ASR contract with a third-party financial institution to repurchase an aggregate of $200 million of Holdings’ common stock. Pursuant to the ASR, Holdings made a prepayment of $200 million and received initial delivery of 5.6 million shares. The ASR is scheduled to terminate on November 5, 2021, at which time additional shares may be delivered or returned depending on the daily volume weighted average price of Holdings’ common stock.
Accumulated Other Comprehensive Income (Loss)
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances as of September 30, 2021 and December 31, 2020 follow:

	September 30,	December 31,
	2021	2020
	(in millions)
Unrealized gains (losses) on investments	$2,741	$4,797
Defined benefit pension plans	(858)	(935)
Foreign currency translation adjustments	(47)	(34)
Total accumulated other comprehensive income (loss)	1,836	3,828
Less: Accumulated other comprehensive income (loss) attributable to noncontrolling interest	(40)	(35)
Accumulated other comprehensive income (loss) attributable to Holdings	$1,876	$3,863

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The components of OCI, net of taxes for the three and nine months ended September 30, 2021 and 2020 follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$(310)	$309	$(2,547)	$4,675
(Gains) losses reclassified into net income (loss) during the period (1)	(131)	(26)	(617)	(225)
Net unrealized gains (losses) on investments	(441)	283	(3,164)	4,450
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	318	(54)	1,108	(1,177)
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $(32), $61, $(546) and $870 )	(123)	229	(2,056)	3,273
Change in defined benefit plans:
Reclassification to Net income (loss) of amortization of net prior service credit included in net periodic cost	22	21	77	71
Change in defined benefit plans (net of deferred income tax expense (benefit) of $6, $6, $20 and $19)	22	21	77	71
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period	(9)	16	(13)	1
Foreign currency translation adjustment	(9)	16	(13)	1
Total other comprehensive income (loss), net of income taxes	(110)	266	(1,992)	3,345
Less: Other comprehensive income (loss) attributable to noncontrolling interest	(3)	6	(5)	1
Other comprehensive income (loss) attributable to Holdings	$(107)	$260	$(1,987)	$3,344
_______________
(1)See “Reclassification adjustments” in Note 3. Reclassification amounts presented net of income tax expense (benefit) of $35 million, $(7) million, $164 million, and $(60) million for the three and nine months ended September 30, 2021 and 2020, respectively.
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
Permitted Statutory Accounting Practices
Equitable Financial was granted a permitted practice by the NYDFS to apply SSAP 108, Derivatives Hedging Variable Annuity Guarantees on a retroactive basis from January 1, 2021 through June 30, 2021, after reflecting the impacts of our reinsurance transaction with Venerable. The permitted practice was amended to also permit Equitable Financial to adopt SSAP 108 prospectively as of July 1, 2021. Application of the permitted practice partially mitigates the Regulation 213 impact of the Venerable transaction on Equitable Financial’s statutory capital and surplus. The impact of the application of this permitted practice was an increase of approximately $1.5 billion in statutory special surplus funds and an increase of $1.6 billion in statutory net income as of September 30, 2021 and for the nine-month period then ended, which will be amortized over 5 years for each of the retrospective and prospective components. The permitted practice also resets Equitable Financial’s unassigned surplus to zero as of June 30, 2021 to reflect the transformative nature of the Venerable transaction.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
12)    REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests are presented in the table that follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Balance, beginning of period	$42	$87	$143	$365
Net earnings (loss) attributable to redeemable noncontrolling interests	—	1	4	(4)
Purchase/change of redeemable noncontrolling interests	101	7	(4)	(266)
Balance, end of period	$143	$95	$143	$95

13)    COMMITMENTS AND CONTINGENT LIABILITIES
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
For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2021, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $150 million.
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
Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. Equitable Financial has purchased FHLB stock of $318 million and pledged collateral with a carrying value of $10.4 billion as of September 30, 2021.
Funding agreements are reported in policyholders’ account balances in the consolidated balance sheets. For other instruments used for asset/liability and cash management purposes, see “Derivative and offsetting assets and liabilities” included in Note 4. The table below summarizes the Company’s activity of funding agreements with the FHLB.
Change in FHLB Funding Agreements during the Nine Months Ended September 30, 2021

	Outstanding Balance at December 31, 2020	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at September 30, 2021
	(in millions)
Short-term funding agreements:
Due in one year or less	$5,634	$46,301	$46,389	$322	$—	$5,868
Long-term funding agreements:
Due in years two through five	722	—	—	(322)	409	809
Due in more than five years	534	—	—	—	(409)	125
Total long-term funding agreements	1,256	—	—	(322)	—	934
Total funding agreements (1)	$6,890	$46,301	$46,389	$—	$—	$6,802
_____________
(1)The $5 million and $7 million difference between the funding agreements carrying value shown in fair value table for September 30, 2021 and December 31, 2020, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.
Funding Agreement-Backed Notes Program
Under the FABN program, Equitable Financial may issue funding agreements in U.S. dollar or other foreign currencies to a Delaware special purpose statutory trust (the “Trust”) in exchange for the proceeds from issuances of fixed and floating rate medium-term marketable notes issued by the Trust from time to time (the “Trust notes”). The funding agreements have matching interest, maturity and currency payment terms to the applicable Trust notes. The Company hedges the foreign currency exposure of foreign currency denominated funding agreements using cross currency swaps as discussed in Note 4. As of May 2021, the maximum aggregate principal amount of Trust notes permitted to be outstanding at any one time is $10 billion. Funding agreements issued to the Trust, including any foreign currency transaction adjustments, are reported in policyholders’ account balances in the consolidated balance sheets. Foreign currency transaction adjustments to policyholder’s account balances are recognized in net income (loss) as an adjustment to interest credited to policyholders’ account balances and are offset in interest credited to

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
policyholders’ account balances by a release of AOCI from deferred changes in fair value of designated and qualifying cross currency swap cash flow hedges. The table below summarizes the Equitable Financial’s activity of funding agreements under the FABN.
Change in FABN Funding Agreements during the Nine Months Ended September 30, 2021

	Outstanding Balance at December 31, 2020	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Foreign Currency Transaction Adjustment	Outstanding Balance at September 30, 2021
	(in millions)
Short-term funding agreements:
Due in one year or less	$—	$—	$—	$—	$—	$—	$—
Long-term funding agreements:
Due in years two through five	1,150	2,450	—	—	—	—	3,600
Due in more than five years	800	1,359	—	—	—	(30)	2,129
Total long-term funding agreements	1,950	3,809	—	—	—	(30)	5,729
Total funding agreements (1)	$1,950	$3,809	$—	$—	$—	$(30)	$5,729
_____________
(1)The $27 million and $11 million difference between the funding agreements notional value shown and carrying value table as of September 30, 2021 and December 31, 2020, respectively, reflects the remaining amortization of the issuance cost of the funding agreements and the foreign currency transaction adjustment.
Credit Facilities
Holdings Revolving Credit Facility
In February 2018, Holdings entered into a $2.5 billion five-year senior unsecured revolving credit facility with a syndicate of banks. In June 2021, Holdings entered into an amended and restated revolving credit agreement, which lowered the facility amount to $1.5 billion and extended the maturity date to June 24, 2026, among other changes. The revolving credit facility has a sub-limit of $1.5 billion for the issuance of letters of credit to support the life insurance business reinsured by EQ AZ Life Re. As of September 30, 2021, the Company had $145 million of undrawn letters of credit issued out of the $1.5 billion sub-limit for Equitable Financial as beneficiary.
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
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of September 30, 2021, these arrangements include commitments by the Company to provide equity financing of $1.4 billion (including $221 million with affiliates) to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.
The Company had $17 million of undrawn letters of credit related to reinsurance as of September 30, 2021. The Company had $714 million of commitments under existing mortgage loan agreements as of September 30, 2021.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Revenues derived from any customer did not exceed 10% of revenues for the three and nine months ended September 30, 2021 and 2020.
The table below presents operating earnings (loss) by segment and Corporate and Other and a reconciliation to net income (loss) attributable to Holdings for the three and nine months ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Net income (loss) attributable to Holdings	$672	$(779)	$(693)	$590
Adjustments related to:
Variable annuity product features (1)	172	1,620	3,632	473
Investment (gains) losses	(164)	(17)	(767)	(190)
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	27	31	87	86
Other adjustments (2) (3) (4) (5)	141	66	672	836
Income tax expense (benefit) related to above adjustments (6)	(35)	(357)	(761)	(253)
Non-recurring tax items	5	4	6	12
Non-GAAP operating earnings	$818	$568	$2,176	$1,554

Operating earnings (loss) by segment:
Individual Retirement	$316	$371	$1,093	$1,094
Group Retirement	$192	$129	$514	$325
Investment Management and Research	$134	$104	$381	$291
Protection Solutions	$160	$51	$264	$88
Corporate and Other (7)	$16	$(87)	$(76)	$(244)
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
(3)Include separation costs of $25 million, $37 million, $62 million and $108 million for the three and nine months ended September 30, 2021 and 2020, respectively.
(4)Includes certain legal accruals related to the COI litigation of $180 million for the nine months ended September 30, 2021. No adjustments were made to prior period operating earnings as the impact was immaterial.
(5)Includes Non-GMxB related derivative hedge gains and losses of $(4) million, $10 million, $140 million, and $(461) million for the three and nine months ended September 30, 2021 and 2020, respectively.
(6)Includes income taxes of $554 million for the above COVID-19 items for the nine months ended September 30, 2020.
(7)Includes interest expense and financing fees of $65 million, $56 million, $180 million and $164 million for the three and nine months ended September 30, 2021 and 2020, respectively.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The table below presents segment revenues for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Segment revenues:
Individual Retirement (1)	$998	$1,079	$2,957	$3,352
Group Retirement (1)	343	301	1,018	829
Investment Management and Research (2)	1,093	899	3,169	2,650
Protection Solutions (1)	838	751	2,496	2,344
Corporate and Other (1)	479	300	1,199	881
Adjustments related to:
Variable annuity product features	(256)	(1,512)	(3,750)	1,160
Investment gains (losses), net	164	17	767	190
Other adjustments to segment revenues (3)	(44)	5	(138)	493
Total revenues	$3,615	$1,840	$7,718	$11,899
______________
(1)Includes investment expenses charged by AB of $20 million, $17 million, $59 million and $51 million for the three and nine months ended September 30, 2021 and 2020, respectively, for services provided to the Company.
(2)Inter-segment investment management and other fees of $32 million, $28 million, $94 million and $82 million for the three and nine months ended September 30, 2021 and 2020, respectively, are included in segment revenues of the Investment Management and Research segment.
(3)Includes COVID-19 impact on other adjustments due to an assumption update of $46 million and other COVID-19 related impacts of $(30) million for the nine months ended September 30, 2020.
The table below presents total assets by segment as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(in millions)
Total assets by segment:
Individual Retirement (1)	$140,664	$135,764
Group Retirement	52,919	51,466
Investment Management and Research	10,772	11,179
Protection Solutions	48,745	48,568
Corporate and Other	31,479	28,420
Total assets	$284,579	$275,397
______________
(1) Increase in Individual Retirement as of September 30, 2021 is primarily due to Amounts due from Reinsurers related to ceded reserves on the Venerable transaction (see Note 1 Organization).
15)    EARNINGS PER COMMON SHARE
The following table presents a reconciliation of Net income (loss) and Weighted-average common shares used in calculating basic and diluted Earnings per common share for the periods indicated:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Weighted-average common shares outstanding:
Weighted-average common shares outstanding — basic	411.3	447.5	423.2	453.0
Effect of dilutive potential common shares:
Employee share awards (1)	3.3	—	—	1.1
Weighted-average common shares outstanding — diluted (2)	414.6	447.5	423.2	454.1

Net income (loss):
Net income (loss)	$765	$(705)	$(412)	$787
Less: Net income (loss) attributable to the noncontrolling interest	93	74	281	197
Net income (loss) attributable to Holdings	672	(779)	(693)	590
Less: Preferred stock dividends	14	11	53	34
Net income (loss) available to Holdings’ common shareholders	$658	$(790)	$(746)	$556

Earnings per common share:
Basic	$1.60	$(1.77)	$(1.76)	$1.23
Diluted	$1.59	$(1.77)	$(1.76)	$1.22
_____________
(1)Calculated using the treasury stock method.
(2)Due to net loss for the nine months ended September 30, 2021 and three months ended September 30, 2020 approximately 3.7 million and 1.5 million share awards, respectively, were excluded from the diluted EPS calculation.
For the three and nine months ended September 30, 2021 and 2020, 4.5 million, 8.3 million, 8.2 million and 8.4 million of outstanding stock awards, respectively, were not included in the computation of diluted earnings per share because their effect was anti-dilutive.
16)     HELD-FOR-SALE:
Assets and liabilities related to the business classified as HFS are separately reported in the Consolidated Balance Sheets beginning in the period in which the business is classified as HFS.
Corporate Solutions Life Reinsurance Company
On October 27, 2020, Holdings entered into a Master Transaction Agreement with VIAC. See note 1 of the financial statements for further information. As a result of the agreement, an estimated impairment loss of $15 million, net of income tax, was recorded for the year ended December 31, 2020 and is included in investment gains (losses), net in the consolidated statements of income (loss). The transaction closed on June 1, 2021 with a gain on sale, net of income tax, of less than $1 million. Accordingly, the Company recovered the impairment previously recorded, thus reflecting a gain of $15 million for the nine months ended September 30, 2021.
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

17)     SUBSEQUENT EVENTS
Coinsurance Funds Withheld Reinsurance Agreement
Effective October 1, 2021, the Company and Swiss Re Life & Health America Inc (“Swiss Re” ), entered into a coinsurance with funds withheld reinsurance agreement under which the Company retains the assets related to the underlying policies, term life insurance policies issued between 2009 and 2020. While the associated interest and credit risk of these assets has been transferred to Swiss Re, reinsurance agreements that do not indemnify the Company against loss or liability relating to insurance risk are recorded using the deposit method of accounting. There were no cash or assets exchanged upon entering into this agreement, so no deposit liability has yet been recorded.
The coinsurance with funds withheld reinsurance agreement contains embedded derivatives related to the withheld assets, which were immaterial as of the effective date of the agreement. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.

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
In addition, upon the completion of the Transaction, Equitable Investment Management Group, LLC (“EIMG”), a wholly owned subsidiary of the Company, acquired an approximate 9.09% equity interest in Venerable’s parent holding company, VA Capital Company LLC. In connection with such investment,EIMG designated a member to the Board of Managers of VA Capital Company LLC.
COVID-19 Impact
We continue to closely monitor developments related to the COVID-19 pandemic. The pandemic’s impact on us depends on future developments that remain highly uncertain. It is not possible to predict or estimate the longer-term effects of the pandemic, or any additional actions taken to contain or address the pandemic, on the economy and on our business, results of operations, and financial condition, including the impact on our investment portfolio or the need for us to revisit or revise targets previously provided to the markets and/or aspects of our business model. For additional information regarding the potential impacts of the COVID-19 pandemic and action we have taken to mitigate certain impacts, see “Risk Factors—Risks Relating to Conditions in the Financial Markets and Economy—The coronavirus (COVID-19) pandemic”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—COVID-19 Impact” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Account Investment Portfolio” in the 2020 Form 10-K.
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
Impact of Assumption Updates and Model Changes on Income from Continuing Operations before income taxes and Net income (loss)
The table below presents the impact of our actuarial assumption update during the three and nine months ended September 30, 2021 and 2020 to our income (loss) from continuing operations, before income taxes and net income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020 (1)
	(in millions)
Impact of assumption update on Net income (loss):
Variable annuity product features related assumption update	$(91)	$(63)	$(91)	$(1,531)
Assumption updates for other business	(17)	(11)	(17)	(1,060)
Impact of assumption updates on Income (loss) from continuing operations, before income tax	(108)	(74)	(108)	(2,591)
Income tax benefit on assumption update	23	16	23	544
Net income (loss) impact of assumption update	$(85)	$(58)	$(85)	$(2,047)
______________
(1)During the first quarter of 2020, we updated interest rate assumption and the impact was a decrease to Net income (loss) of $2.0 billion. See Note 2 of the Notes to the Consolidated Financial Statements in this Form 10-Q.
2021 Assumption Updates
The impact of the economic assumption update in the third quarter of 2021 was a decrease of $108 million to income (loss) from continuing operations, before income taxes and a decrease to net income (loss) of $85 million. As part of this annual update, the reference interest rate utilized in our GAAP fair value calculations was updated from the LIBOR swap curve to the US Treasury curve due to the impending cessation of LIBOR and our GAAP fair value liability risk margins were increased, resulting in little impact to overall valuation as our view regarding market participant pricing of our guarantees has not changed at this time.

The net impact of this assumption update on income (loss) from continuing operations, before income taxes of $108 million consisted of a decrease in policy charges and fee income of $28 million, a decrease in policyholders’ benefits of $62 million, an increase in net derivative losses of $200 million and a decrease in the amortization of DAC of $58 million.
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
2021 Model Changes
There were no material model changes in the first nine months of 2021.
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

Impact of Assumption Updates and Model Changes on Pre-tax Non-GAAP Operating Earnings Adjustments
The table below presents the impact on pre-tax Non-GAAP operating earnings of our actuarial assumption updates during the first nine months of 2021 and 2020 by segment and Corporate and Other.

	Nine Months Ended September 30, (1)
	2021	2020
	(in million)
Impact of assumption updates by segment:
Individual Retirement	$(47)	$(28)
Group Retirement	35	(3)
Protection Solutions	20	4
Impact of assumption updates on Corporate and Other	—	(12)
Total impact on pre-tax Non-GAAP Operating Earnings	$8	$(39)
________
(1) The amounts for the three months and the nine months ended September 30 of each year represented the same amounts. We only had our third quarter annual updates for 2021 and the first quarter 2020 assumption update did not impact Non-GAAP Operating Earnings.
2021 Assumption Updates
The impact of our 2021 annual review on Non-GAAP operating earnings was favorable by $8 million before taking into consideration the tax impacts or $6 million after tax. For Individual Retirement segment, the impacts primarily reflect updated mortality on our older payout business. For Group Retirement segment, the impacts reflect updated economic assumptions. The annual update for Protection Solutions segment reflects favorable economic conditions and surrenders primarily on the VUL line. This, in turn, creates future profits and lowers the accrual on our PFBL reserve.
The net impact of assumption changes on Non-GAAP Operating Earnings in the third quarter of 2021 decreased Policy charges and fee income by $28 million, increased Policyholders’ benefits by $22 million, and decreased Amortization of DAC by $58 million. Non-GAAP Operating Earnings excludes items related to Variable annuity product features, such as changes in the fair value of the embedded derivatives associated with the GMIBNLG liability and the effect of benefit ratio unlock adjustments.
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
The net impact of assumption changes on Non-GAAP Operating Earnings in the third quarter of 2020 decreased Policy charges and fee income by $23 million, increased Policyholders’ benefits by $46 million, increased Interest credited to policyholders’ account balances by $5 million and decreased Amortization of DAC by $35 million. Non-GAAP Operating Earnings excludes items related to Variable annuity product features and the impact of COVID-19, such as changes in the fair value of the embedded derivatives associated with the GMIBNLG liability and the effect of benefit ratio unlock adjustments.
Impact of the First Quarter 2020 Assumption Update, and COVID-19 Impacts on Pre-tax Non-GAAP Operating Earnings Adjustments
The unprecedented and rapid spread of COVID-19 and the related restrictions and social distancing measures implemented throughout the world caused severe, lasting turmoil in the financial markets during the first six months of 2020.
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
_______________
(1)Includes adjustments to Non-GAAP Operating Earnings primarily due to non-variable annuity hedging impacts resulting from unprecedented volatility in equity markets and accelerated amortization of DAC due to loss recognition in the first half of 2020 resulting from first quarter 2020 interest rate assumption update.
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
Financial and Economic Environment
A wide variety of factors continue to impact financial and economic conditions. These factors include, among others, significant volatility in financial markets, economic growth, inflation rates, supply chain disruptions, continued low interest rates and changes in fiscal or monetary policy.
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
Regulation 213. In New York, Regulation 213, adopted in May of 2019 and as subsequently amended, differs from the NAIC variable annuity reserve and capital framework. Regulation 213, as amended, will not materially affect Holdings’ GAAP financial condition, results of operations or stockholders’ equity. However, Regulation 213, absent management action, requires our principal insurance subsidiary, Equitable Financial, to carry statutory basis reserves for its variable annuity contract obligations equal to the greater of those required under (i) the NAIC standard or (ii) a revised version of the NYDFS requirement in effect prior to the adoption of the first amendment for contracts issued prior to January 1, 2020, and for policies issued after that date a new standard that in current market conditions imposes more conservative reserving requirements for variable annuity contracts than the NAIC standard. Absent management action, Regulation 213 will (i) negatively impact Equitable Financial’s surplus level and RBC ratio and (ii) materially and adversely affect Equitable Financial’s dividend capacity from 2021 and moving forward. These impacts would be more adverse in periods of rising equity and/or interest rate markets, as was the case following the equity market appreciation in the second half of 2020 and the first nine months of 2021. Such impacts were exacerbated upon closing of the Venerable transaction. As a holding company, we rely on dividends and other payments from our subsidiaries and, accordingly, any material limitation on Equitable Financial’s dividend capacity could materially affect our ability to return capital to stockholders through dividends and stock repurchases. Equitable Financial was granted a permitted practice by the NYDFS which partially mitigates the Regulation 213 impact of the Venerable transaction to make the regulation’s application to Equitable Financial more consistent with the NAIC reserve and capital framework. Equitable Financial also entered into a reinsurance agreement with Swiss Re Life & Health America Inc. (“Swiss Re”) effective October 1, 2021, and we completed certain internal restructurings that increase cash flows to Holdings from non-life insurance entities, which further mitigate the impacts from Regulation 213. We are considering additional management actions intended to reduce the impact of the regulation which could include seeking further amendment of Regulation 213 or exemptive relief therefrom, changing our underwriting practices to emphasize issuing variable annuity products out of affiliates which are not domiciled in New York, increasing the use of reinsurance and pursuing other corporate transactions. There can be no assurance that any management action individually or collectively will fully mitigate the impact of Regulation 213. Other state insurance regulators may also propose and adopt standards that differ from the NAIC framework. See Note 11 of the Notes to the Consolidated Financial Statements for additional detail on the permitted practice granted by the NYDFS and Note 17 of the Notes to the Consolidated Financial Statements for additional detail on the reinsurance agreement with Swiss Re.
Fiduciary Rules / “Best Interest” Standards of Conduct
In December 2020, the DOL finalized a “best interest” prohibited transaction exemption (“PTE 2020-02”) for investment advice fiduciaries under ERISA, with an enforcement date of December 20, 2021. The new rule restores the five-part test for determining fiduciary status that was in effect prior to the 2016 DOL Fiduciary Rule, although the scope of PTE 2020-02 extends to rollover transactions if they constitute “investment advice” under the five-part test. If fiduciary status is triggered, PTE 2020-02 prescribes a set of impartial conduct standards and disclosure obligations that are intended to be consistent with the SEC’s Regulation Best Interest. We are currently devoting significant time and resources towards coming into compliance with PTE 2020-02 but do not expect the new rules to have a material impact on our business. However, in June 2021 the DOL updated its formal regulatory agenda to include issuance of a proposed rule making by year-end 2021 that would further amend its fiduciary regulations, including PTE 2020-02 and, possibly, other existing prohibited transaction exemptions.
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
Climate Risks. In September 2020, the NYDFS announced that it expects insurers to integrate financial risks from climate change into their governance frameworks, risk management processes, and business strategies, and that it will integrate questions on this topic into their examinations in 2021. In March 2021, the NYDFS issued for public comment proposed guidance for New York domestic insurers, such as Equitable Financial, which states that insurers are expected to take a proportionate approach to managing climate risks that reflects its exposure to climate risks. For example, an insurer should integrate the evaluation of climate risks into its governance structure and use scenario analysis to guide risk assessment. We provided comments after reviewing the NYDFS’ proposed guidance designed to ensure that such guidance is consistent with our existing risk management framework. The NYDFS intends to formally adopt the guidance, as modified by the comment process, in the fourth quarter of 2021.
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
We estimate that the aggregate amount of the one-time expenses described above will be approximately $700 million. Through September 30, 2021, a total of $702 million has been incurred, of which $25 million, $37 million, $62 million and $108 million was incurred in the three and nine months ended September 30, 2021 and 2020, respectively.
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
Investment Management and Research Business
AB has announced that it will establish its corporate headquarters in and relocate approximately 1,250 jobs located in the New York metro area to Nashville, Tennessee. Beginning in 2025, AB estimates ongoing annual expense savings of approximately $75 million to $80 million, which will result from a combination of occupancy and compensation-related savings.
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
The table below presents a reconciliation of net income (loss) attributable to Holdings to Non-GAAP operating earnings for the nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Net income (loss) attributable to Holdings	$672	$(779)	$(693)	$590
Adjustments related to:
Variable annuity product features (1)	172	1,620	3,632	473
Investment (gains) losses	(164)	(17)	(767)	(190)
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	27	31	87	86
Other adjustments (2) (3) (4) (5)	141	66	672	836
Income tax expense (benefit) related to above adjustments (6)	(35)	(357)	(761)	(253)
Non-recurring tax items	5	4	6	12
Non-GAAP operating earnings	$818	$568	$2,176	$1,554
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
(3)Includes separation costs of $25 million,$37 million,$62 million and $108 million for the three and nine months ended September 30, 2021 and 2020.
(4)Includes certain legal accruals related to the cost of insurance litigation of $180 million for the nine months ended September 30, 2021. No adjustments were made to prior period non-GAAP operating earnings as the impact was immaterial.
(5)Includes Non-GMxB related derivative hedge losses of ($4) million, $10 million, $140 million, and ($461) million for the three and nine months ended September 30, 2021 and 2020.
(6)Includes income taxes of ($554) million for the above related COVID-19 items for the nine months ended September 30, 2020.

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
The following table presents return on average equity attributable to Holdings’ common shareholders, excluding AOCI and Non-GAAP Operating ROE for the trailing twelve months ended September 30, 2021.

Trailing Twelve Months Ended September 30, 2021
(in millions)
Net income (loss) available to Holdings’ common shareholders	$(2,003)
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$8,816
Return on average equity attributable to Holdings’ common shareholders, excluding AOCI	(22.7)%

Non-GAAP operating earnings available to Holdings’ common shareholders	$2,852
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$8,816
Non-GAAP Operating ROE	32.4%

The following table presents Non-GAAP Operating ROC by segment for our Individual Retirement, Group Retirement and Protection Solutions segments for the trailing twelve months ended September 30, 2021.

	Trailing Twelve Months Ended September 30, 2021
	Individual Retirement	Group Retirement	Protection Solutions
	(in millions)
Operating earnings	$1,535	$680	$322
Average capital	$6,304	$1,132	$2,150
Non-GAAP Operating ROC	24.4%	60.0%	15.0%
Non-GAAP Operating Common EPS
Non-GAAP operating common EPS is calculated by dividing Non-GAAP operating earnings by diluted common shares outstanding. The following table sets forth Non-GAAP operating common EPS for the nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(per share amounts)
Net income (loss) attributable to Holdings (1)	$1.62	$(1.74)	$(1.64)	$1.30
Less: Preferred stock dividends	0.03	0.03	0.12	0.08
Net income (loss) available to Holdings’ common shareholders	1.59	(1.77)	(1.76)	1.22
Adjustments related to:
Variable annuity product features (2)	0.41	3.62	8.58	1.04
Investment (gains) losses	(0.41)	(0.04)	(1.81)	(0.42)
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	0.07	0.07	0.21	0.19
Other adjustments (3) (4) (5) (6)	0.35	0.15	1.59	1.85
Income tax expense (benefit) related to above adjustments (7)	(0.08)	(0.80)	(1.80)	(0.56)
Non-recurring tax items	0.01	0.01	0.01	0.03
Non-GAAP operating common EPS	$1.94	$1.24	$5.02	$3.35
______________
(1)For periods presented with a net loss, basic shares was used for the three months ended September 30, 2020 and nine months ended September 30, 2021.
(2)Includes COVID-19 impact on Variable annuity product features due to a first quarter 2020 assumption update of $3.23 and other COVID-19 related impacts of $0.08 for the nine months ended September 30, 2020.
(3)Includes COVID-19 impact on Other adjustments due to a first quarter 2020 assumption update of $2.31 for the nine months ended September 30, 2020 and other COVID-19 related impacts of $0.00 and $0.19 for the three and nine months ended September 30, 2020.
(4)Includes separation costs of $0.06, $0.08, $0.15 and $0.24 for the three and nine months ended September 30, 2021 and 2020.
(5)Includes certain legal accruals related to the cost of insurance litigation of $0.43 for the nine months ended September 30, 2021. No adjustments were made to prior period non-GAAP operating EPS as the impact was immaterial.
(6)Includes Non-GMxB related derivative hedge losses of ($0.01), $0.02, $0.31, and ($1.02) for the three and nine months ended September 30, 2021 and 2020.
(7)Includes income taxes of $0.00 and $(1.22) for the above related COVID-19 items for the three and nine months ended September 30, 2020.
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
Our economic interest in AB was approximately 65% during the three and nine months ended September 30, 2021 and 2020.
Effective Tax Rates
For interim reporting periods, we calculate income tax expense using an estimated annual ETR, with discrete items recognized in the period in which they occur.
Consolidated Results of Operations
The following table summarizes our consolidated statements of income (loss) for the three and nine months ended September 30, 2021 and 2020:
Consolidated Statement of Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$867	$914	$2,755	$2,787
Premiums	230	221	729	754
Net derivative gains (losses)	(185)	(1,472)	(3,930)	1,890
Net investment income (loss)	997	879	2,914	2,530
Investment gains (losses), net:
Credit losses on available-for-sale debt securities and loans	(2)	(4)	4	(47)
Other investment gains (losses), net	165	21	763	237
Total investment gains (losses), net	163	17	767	190
Investment management and service fees	1,323	1,126	3,898	3,314
Other income	220	155	585	434
Total revenues	3,615	1,840	7,718	11,899

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions, except per share data)
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	751	1,034	2,518	4,546
Interest credited to policyholders’ account balances	305	306	905	930
Compensation and benefits	614	503	1,762	1,498
Commissions and distribution-related payments	436	342	1,215	982
Interest expense	59	52	184	152
Amortization of deferred policy acquisition costs	64	90	257	1,555
Other operating costs and expenses	456	436	1,511	1,308
Total benefits and other deductions	2,685	2,763	8,352	10,971
Income (loss) from continuing operations, before income taxes	930	(923)	(634)	928
Income tax (expense) benefit	(165)	218	222	(141)
Net income (loss)	765	(705)	(412)	787
Less: Net income (loss) attributable to the noncontrolling interest	93	74	281	197
Net income (loss) attributable to Holdings	672	(779)	(693)	590
Less: Preferred stock dividends	14	11	53	34
Net income (loss) available to Holdings’ common shareholders	$658	$(790)	$(746)	$556

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$1.60	$(1.77)	$(1.76)	$1.23
Diluted	$1.59	$(1.77)	$(1.76)	$1.22
Weighted average common shares outstanding (in millions):
Basic	411.3	447.5	423.2	453.0
Diluted	414.6	447.5	423.2	454.1

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Non-GAAP operating earnings	$818	$568	$2,176	$1,554

The following table summarizes our Non-GAAP operating earnings per common share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Non-GAAP operating earnings per common share:
Basic	$1.95	$1.24	$5.02	$3.36
Diluted	$1.94	$1.24	$5.02	$3.35

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
Net Income Attributable to Holdings
Net loss attributable to Holdings decreased by $1.5 billion, to a net income of $672 million for the three months ended September 30, 2021 from a net loss of $779 million in the three months ended September 30, 2020. The following notable items were the primary drivers for the change in net income (loss):
Favorable items included:

•Net derivative loss decreased by $1.3 billion mainly due to higher equity market appreciation in the third quarter of 2020 and impacts from non-performance risk and credit spreads due to spread tightening third quarter of 2020.
•Policyholders’ benefits decreased by $283 million mainly due to the favorable impacts from assumption updates during third quarter 2021 as compared to unfavorable impacts from assumption updates in third quarter 2020 and lower accruals of PFBL reserves and lower benefits due to the Venerable Transaction partially offset by lower equity markets appreciation in the third quarter of 2021.
•Fee-type revenue increased by $224 million mainly driven by higher base fees, performance-based fees and distribution revenues in our Investment Management & Research segment as a result of higher average AUM and net flows as well as higher average Separate Accounts AV, driven by equity market appreciation in our Group Retirement segment, and higher premiums from our Protection Solutions segment due to growth. These increases were partially offset by lower fees in our Individual Retirement segment as a result of the Venerable transaction.
•Investment gains increased by $146 million mainly due to the rebalancing of the General Account portfolio.
•Net investment income increased by $118 million mainly due to higher income from our alternative investment portfolio partially offset by the lower assets related to the Venerable transaction.
•Amortization of DAC decreased by $26 million mainly due to the more favorable impact of assumption updates in 2021, partially offset by the impact of lower equity market appreciation on SCS assets during the third quarter 2021 compared to third quarter 2020.
These were partially offset by the following unfavorable items:
•Compensation, benefits and other operating expenses increased by $131 million mainly due to higher employee compensation in our Investment Management and Research segment due to higher revenues.
•Commissions and distribution-related payments increased by $94 million mainly due to higher distribution-related payments in our Investment Management and Research segment, as well as the growth in broker dealer sales.
•Net income attributable to noncontrolling interest increased by $19 million mainly due to higher AB pre-tax income partially offset by lower consolidated VIE income.
•Income tax expense increased by $383 million mainly due to pre-tax income in the third quarter of 2021 compared to a pre-tax loss in the third quarter of 2020.
Non-GAAP Operating Earnings
Non-GAAP Operating Earnings increased by $250 million to $818 million for the three months ended September 30, 2021 from $568 million in the three months ended September 30, 2020. The following notable items were the primary drivers for the change in Non-GAAP Operating Earnings:
Favorable items included:
•Fee-type revenue increased by $227 million mainly due to higher base fees, performance-based fees and distribution revenues in our Investment Management & Research segment as a result of higher average AUM and net flows as well as higher average Separate Accounts AV, driven by equity market appreciation in our Group Retirement segment, and higher premiums from our Protection Solutions segment due to growth. These increases were partially offset by lower fees in our Individual Retirement segment as a result of the Venerable transaction.
•Net investment income increased by $175 million mainly due to higher income from our alternative investment portfolio partially offset by the reduction in assets related to the Venerable transaction.
•Policyholders’ benefits decreased by $89 million mainly due to less unfavorable impacts from assumption updates during third quarter 2021, lower benefits related to the Venerable transaction, and a lower accrual of PFBL reserves in 2021.
•Amortization of DAC decreased by $37 million mainly due to the more favorable impact of assumption updates in 2021, partially offset by the impact of lower equity market appreciation on SCS assets during the third quarter 2021 compared to third quarter 2020.
These were partially offset by the following unfavorable items:

•Commissions and distribution-related payments increased by $94 million mainly due to higher distribution-related payments in our Investment Management and Research and Individual Retirement segments based on higher average AUM and Separate Account AV balances, as well as the growth in broker dealer sales.
•Compensation, benefits and other operating costs and expenses increased by $112 million mainly due to employee compensation in our Investment Management and Research segment due to higher revenues.
•Net derivative gains decreased by $19 million mainly due to equity market appreciation (offset in Policyholder’s benefits) partially offset by inflation related hedging losses offset on TIPS in the General Account.
•Earnings attributable to the noncontrolling interest increased by $25 million mainly due to higher AB Operating earnings in our Investment Management and Research segment.
•Income tax expense increased by $59 million driven by higher pre-tax earnings.
Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
Net Income Attributable to Holdings
Net income (loss) attributable to Holdings decreased by $1.3 billion to a net loss of $693 million for the nine months ended September 30, 2021 from a net income of $590 million for the nine months ended September 30, 2020. The following notable items were the primary drivers for the change in net income (loss):
Unfavorable items included:
•Net derivative gains decreased by $5.8 billion driven by a decrease in interest rates during 2020 compared to an increase in interest rates during 2021, greater equity market appreciation in 2021 compared to 2020, and non-performance risk and credit spreads widening during 2020.
•Compensation, benefits and other operating expenses increased by $467 million mainly due to higher litigation reserve accruals, including the COI litigation recognized in the first quarter of 2021. In addition, we experienced higher employee compensation expenses in our Investment Management and Research segment due to higher revenues.
•Commissions and distribution-related payments increased by $233 million mainly due to higher distribution-related payments in our Investment Management and Research and Individual Retirement segments based on higher average AUM and Separate Account AV balances, as well as the growth in broker dealer sales.
•Net income attributable to noncontrolling interest increased by $84 million mainly due to higher AB pre-tax income and higher consolidated VIE income.
These were partially offset by the following favorable items:
•Policyholders’ benefits decreased by $2.0 billion mainly due to the non-recurrence of the interest rate assumption update in the first quarter of 2020 and equity markets appreciation in the nine months ended September 30, 2021. This was partially offset by an increase in death claims.
•Amortization of DAC decreased by $1.3 billion mainly due to the interest rate assumption update in the first quarter of 2020 as a result of the extraordinary economic conditions driven by COVID-19. As a result of the lower interest rate assumption, Protection Solutions segment entered into loss recognition resulting in an acceleration of DAC amortization in the first nine months of 2020.
•Fee revenue increased by $678 million mainly driven by higher base fees, performance fees and distribution revenues in our Investment Management & Research segment as a result of higher average AUM revenues and higher fees in our Group Retirement segment as a result of higher average Separate Accounts AV and higher broker-dealer related revenues.
•Investment gains increased by $577 million mainly due to rebalancing in the General Account portfolio and the Venerable transaction.
•Net investment income increased by $384 million mainly due to higher income from our alternative investment portfolio, higher prepayments, and higher average asset balances.
•Income tax expense decreased by $363 million mainly due to a pre-tax loss in the nine months ended September 30, 2021 compared to a pre-tax income in the nine months ended September 30, 2020.

See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding assumption updates.
Non-GAAP Operating Earnings
Non-GAAP operating earnings increased by $622 million to $2.2 billion for the nine months ended September 30, 2021 from $1,554 million in the nine months ended September 30, 2020. The following notable items were the primary drivers for the change in Non-GAAP operating earnings.
Favorable items included:
•Fee-type revenue increased by $722 million mainly due to higher base fees, performance-based fees and distribution revenues in our Investment Management & Research segment as a result of higher average AUM revenues, and higher fees in our Group Retirement segment as a result of higher average Separate Accounts AV and higher broker-dealer related revenues.
•Net investment income increased by $582 million mainly due to higher income from our alternative investment portfolio, higher prepayments, and higher average asset balances.
•Policyholders’ benefits decreased by $471 million mainly due to equity market appreciation (offset in Net Derivative gains), partially offset by higher ongoing reserves resulting from assumption updates in 2020 and higher death claims in 2021.
•Amortization of DAC decreased by $68 million mainly due to favorable assumption updates in 2021 compared to 2020.
•Interest credited to policyholders’ account balances decreased by $31 million mainly due to the impact of equity market appreciation on our SCS product features.
These were partially offset by the following unfavorable items:
•Net derivative gains decreased by $521 million mainly due to equity market appreciation, which is offset in Policyholder’s benefits, and inflation related hedging losses on TIPS in the General Account.
•Compensation, benefits and other operating costs and expenses increased by $259 million mainly due to employee compensation in our Investment Management and Research segment due to higher revenues and increased expenses in Corporate and Other related to unfavorable COLI death claims and general incremental compensation increases.
•Commissions and distribution-related payments increased by $233 million mainly due to higher distribution-related payments in our Investment Management and Research and Individual Retirement segments based on higher average AUM and Separate Account AV balances, as well as the growth in broker dealer sales.
•Earnings attributable to the noncontrolling interest increased by $81 million mainly due to higher AB Operating earnings in our Investment Management and Research segment.
•Income tax expense increased by $146 million mainly driven by higher pre-tax earnings.
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
The following table summarizes operating earnings (loss) on our segments and Corporate and Other for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Operating earnings (loss) by segment:
Individual Retirement	$316	$371	$1,093	$1,094
Group Retirement	192	129	514	325
Investment Management and Research	134	104	381	291
Protection Solutions	160	51	264	88
Corporate and Other	16	(87)	(76)	(244)
Non-GAAP operating earnings	$818	$568	$2,176	$1,554
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
The following table summarizes operating earnings of our Individual Retirement segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Operating earnings	$316	$371	$1,093	$1,094

Key components of operating earnings are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
REVENUES
Policy charges, fee income and premiums	$439	$519	$1,457	$1,513
Net investment income	296	324	972	906
Net derivative gains (losses)	77	58	(51)	414
Investment management, service fees and other income	186	178	579	519
Segment revenues	$998	$1,079	$2,957	$3,352

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$272	$298	$641	$1,046
Interest credited to policyholders’ account balances	70	78	205	241
Commissions and distribution-related payments	89	71	245	203
Amortization of deferred policy acquisition costs	88	94	239	253
Compensation, benefits and other operating costs and expenses	96	93	307	286
Interest expense	—	—	—	—
Segment benefits and other deductions	$615	$634	$1,637	$2,029

The following table summarizes AV for our Individual Retirement segment as of the dates indicated:

	September 30, 2021	December 31, 2020
	(in millions)
AV
General Account	$35,590	$30,783
Separate Accounts	72,123	86,607
Total AV	$107,713	$117,390
The following table summarizes a roll-forward of AV for our Individual Retirement segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Balance as of beginning of period	$108,435	$103,840	$117,390	$108,922
Gross premiums	2,848	1,735	8,138	5,444
Surrenders, withdrawals and benefits	(2,835)	(2,162)	(8,819)	(6,244)
Net flows (1)	13	(427)	(681)	(800)
Investment performance, interest credited and policy charges (3)	(697)	4,418	7,912	(282)
Ceded to Venerable (2)	—	—	(16,927)	—
Reclassified to Liabilities held for sale	—	—	—	(3)
Other (3) (4) (5)	(38)	—	19	(6)
Balance as of end of period	$107,713	$107,831	$107,713	$107,831
______________

(1) For the three and nine months ended September 30, 2021, net flows of $(322) million and $(442) million and investment performance, interest credited and policy charges of $(273) million and $(125) million, respectively, are excluded as these amounts are related to ceded AV to Venerable.
(2) Effective June 1, 2021, AV excludes activity related to ceded AV to Venerable. In addition, the roll-forward reflects the AV ceded to Venerable as of the transaction date. For additional information on the Venerable transaction see Note 1 of the Notes to Consolidated Financial Statements.
(3) For the three and nine months ended September 30, 2021 amounts reflect $(38) million transfer of policyholders account balances to future policyholder benefits and other policyholders liabilities related to structured settlement contracts.
(4) For the nine months ended September 30, 2021 amounts reflect $57 million of AV transfer of a closed block of GMxB business from GR to IR.
(5) For the nine months ended September 30, 2020, amounts are primarily related to our fixed income annuity (“FIA”) contracts which were previously reported as Policyholders’ account balances in the consolidated balance sheets and therefore included in our definition of “Account Value”. Effective January 1, 2020, FIAs are reported as future policy benefits and other policyholders’ liabilities in the consolidated balance sheets and accordingly were excluded from Account Value.

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020 for the Individual Retirement Segment
Operating earnings
Operating earnings decreased $55 million to $316 million during the three months ended September 30, 2021 from $371 million in the three months ended September 30, 2020. The following notable items were the primary drivers of the change in operating earnings:
Unfavorable items included:
•Net investment income decreased by $28 million mainly due to the Venerable transaction, partially offset by higher income from our alternative investment portfolio and General Account optimization.
•Fee-type revenue decreased by $27 million due to lower average Separate Accounts AV as a result of the impact of fee-income ceded to Venerable, partially offset by commission reimbursements.

•Non-GMxB related Policyholders’ benefits increased by $25 million primarily driven by 2021 assumption updates and older payout annuity block.
•Commissions and distribution-related payments increased by $18 million mainly due to higher average asset balances, gross of Venerable, offset by an increase in commission reimbursements in Fee-type revenue.
These were partially offset by the following favorable items:
•Net GMxB results increased by $28 million primarily due to improved GMxB margin from the Venerable transaction. GMxB results are included in policy charges and fee income, net derivative gains (losses), and policyholders’ benefits.
•Interest credited to policyholders’ account balances decreased by $8 million mainly due to the impact of equity market appreciation on our SCS product features.
•Amortization of DAC decreased by $6 million mainly due to the favorable impacts of assumptions updates in 2021 compared to the unfavorable impact of assumption updates in 2020 partially offset by the lower impact of the appreciation in equity markets on SCS assets during the third quarter of 2021 compared to the third quarter of 2020.
•Income tax expense decreased by $7 million mainly driven by lower pre-tax earnings, partially offset by a higher effective tax rate.
Net Flows and AV
• Total AV as of September 30, 2021 was $107.7 billion, down $722 million , compared to June 30, 2021. The decline in AV was primarily due to a $697 million decrease in equity markets, partially offset by $13 million in net inflows.
•Net inflows of $13 million were $440 million higher than in the three months ended September 30, 2020, mainly driven by $689 million of outflows on our older fixed-rate GMxB block, partially offset by $702 million of inflows on our newer, less capital-intensive products.
Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020 for the Individual Retirement Segment
Operating earnings
Operating earnings decreased $1 million to $1.1 billion during the nine months ended September 30, 2021 from $1.1 billion in the nine months ended September 30, 2020. The following notable items were the primary drivers of the change in operating earnings:

Unfavorable items included:
•Net GMxB results decreased by $100 million primarily due to ongoing higher reserves resulting from assumption updates in 2020 and higher claims, partially offset by higher fees and the Venerable transaction.
•Commissions and distribution-related payments increased by $42 million mainly due to higher average asset balances, gross of Venerable, offset by an increase in commission reimbursements in Fee-type revenue.
•Compensation, benefits and other operating costs and expenses increased by $21 million primarily due to lower legal expenses and lower investment management fees from lower average SA assets in 2020.
•Non-GMxB related Policyholders' benefits increased by $17 million mainly due to the 2021 assumption updates on older payout annuity block partially offset by contracts in payout phase ceded to Venerable.
These were partially offset by the following favorable items:
•Fee-type revenue increased by $77 million mainly due to higher average Separate Accounts AV as a result of equity market appreciation in 2021 from market lows in 2020, and inflows from our current product offering. The increase in Fee-type revenue was partially offset by the impacts of fee-income ceded to Venerable, partially offset by commission reimbursements.
•Net investment income increased by $66 million mainly due to higher income from our alternative investment portfolio, higher average asset balances and GA optimization.
•Interest credited to policyholders’ account balances decreased by $36 million mainly due to the impact of equity market appreciation on our SCS product features.

•Amortization of DAC decreased by $14 million mainly due to the favorable impact of assumption updates in 2021
Net Flows and AV
•The decline in AV of $9.7 billion in the nine months ended September 30, 2021 was driven by $16.9 billion of AV ceded to Venerable and net outflows of $681 million partially offset by an increase in investments performance and interest credited to account balances, net of policy charges of $7.9 billion as a result of equity market appreciation in 2021.
•Net outflows of $681 million were $119 million higher than in the nine months ended September 30, 2020, mainly driven by $2.7 billion of outflows on our older fixed-rate GMxB block, partially offset by $2.0 billion of inflows on our newer, less capital-intensive products.
Group Retirement
The Group Retirement segment offers tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses.
The following table summarizes operating earnings of our Group Retirement segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Operating earnings	$192	$129	$514	$325

Key components of operating earnings are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
REVENUES
Policy charges, fee income and premiums	$96	$75	$273	$214
Net investment income	189	174	564	460
Net derivative gains (losses)	(11)	(3)	(16)	1
Investment management, service fees and other income	69	55	197	154
Segment revenues	$343	$301	$1,018	$829

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$—	$1	$—	$2
Interest credited to policyholders’ account balances	77	76	227	226
Commissions and distribution-related payments	12	9	41	33
Amortization of deferred policy acquisition costs	(24)	14	(11)	28
Compensation, benefits and other operating costs and expenses	45	46	140	147
Interest expense	—	—	—	—
Segment benefits and other deductions	$110	$146	$397	$436
The following table summarizes AV for our Group Retirement segment as of the dates indicated:

	September 30, 2021	December 31, 2020
	(in millions)
AV
General Account	$13,042	$12,826
Separate Accounts	32,502	29,633
Total AV	$45,544	$42,459
The following table summarizes a roll-forward of AV for our Group Retirement segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Balance as of beginning of period	$45,923	$37,090	$42,459	$37,880
Gross premiums	831	706	2,664	2,427
Surrenders, withdrawals and benefits	(966)	(799)	(2,782)	(2,176)
Net flows	(135)	(93)	(118)	251
Investment performance, interest credited and policy charges	(244)	1,718	3,260	584
Other (1)	—	—	(57)	—
Balance as of end of period	$45,544	$38,715	$45,544	$38,715
____________
(1)For the nine months ended September 30, 2021, amounts reflect AV transfer of GMxB closed block business from GR to IR.

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020 for the Group Retirement Segment
Operating earnings
Operating earnings increased by $63 million to $192 million during the three months ended September 30, 2021 from $129 million in the three months ended September 30, 2020. The following notable items were the primary drivers of the change in operating earnings:
Favorable items included:
•Amortization of DAC decreased by $38 million mainly due to favorable impact of assumption updates in 2021.
•Fee-type revenue increased by $35 million due to higher average Separate Accounts AV, driven by equity market appreciation.
•Net investment income increased by $15 million due to higher income from our alternative investment portfolio, higher average assets balances and General Account portfolio optimization.
These were partially offset by the following unfavorable items:
•Net derivative losses increased by $8 million mainly due to inflation related hedging loss offset on TIPS in the General Account.
•Income tax expense increased by $15 million due to higher pre-tax earnings.
See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding assumption updates.
Net Flows and AV
•The decrease in AV of $379 million in the three months ended September 30, 2021 was driven by equity markets performance and net outflows of $135 million.

•Net outflows of $135 million increased by $42 million, due to higher surrender from higher AV, partially offset by higher sales and renewals.
Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020 for the Group Retirement Segment
Operating earnings
Operating earnings increased by $189 million to $514 million during the nine months ended September 30, 2021 from $325 million during the nine months ended September 30, 2020. The following notable items were the primary drivers of the change in operating earnings:
Favorable items included:
•Net investment income increased by $104 million due to higher income from our alternative investment portfolio, higher average assets balances and General Account portfolio optimization.
•Fee-type revenue increased by $102 million due to higher average Separate Accounts AV, driven by equity market appreciation.
•Amortization of DAC decreased by $39 million mainly due to the favorable impact of assumption updates in 2021.
These were partially offset by the following unfavorable items:
•Net derivative gains decreased by $17 million due to inflation related hedging loss offset on TIPS in the General Account.
•Commissions and distribution-related payments increased by $8 million mainly due to a higher asset base.
•Income tax expense increased by $39 million due to higher pre-tax earnings.
Net Flows and AV
•The increase in AV of $3.1 billion in the nine months ended September 30, 2021 was primarily due to strong equity markets partially offset by net outflows of $118 million.
•Net inflows decreased $369 million to outflows of $118 million due to higher surrender from higher AV, partially offset by higher sales and renewals.

Investment Management and Research
The Investment Management and Research segment provides diversified investment management, research and related services to a broad range of clients around the world. Operating earnings (loss), net of tax, presented here represents our economic interest in AB of approximately 65% during the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Operating earnings	$134	$104	$381	$291

Key components of operating earnings are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
REVENUES
Net investment income	$(2)	$13	$10	$12
Net derivative gains (losses)	2	(14)	(7)	(15)
Investment management, service fees and other income	1,093	900	3,166	2,653
Segment revenues	$1,093	$899	$3,169	$2,650

BENEFITS AND OTHER DEDUCTIONS
Commissions and distribution related payments	$187	$148	$517	$414
Compensation, benefits and other operating costs and expenses	622	531	1,831	1,612
Interest expense	—	1	1	5
Segment benefits and other deductions	$809	$680	$2,349	$2,031

Changes in AUM in the Investment Management and Research segment for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in billions)
Balance as of beginning of period	$738.4	$600.0	$685.9	$622.9
Long-term flows
Sales/new accounts	32.3	29.3	110.6	92.8
Redemptions/terminations	(21.5)	(23.2)	(78.1)	(87.3)
Cash flow/unreinvested dividends	(3.6)	(3.0)	(13.8)	(11.3)
Net long-term inflows (outflows) (1)	7.2	3.1	18.7	(5.8)
Acquisition	—	—	—	0.2
Market appreciation (depreciation)	(3.4)	27.7	37.6	13.5
Net change	3.8	30.8	56.3	7.9
Balance as of end of period	$742.2	$630.8	$742.2	$630.8
______________
(1)Institutional net flows include $1.3 billion of AXA's redemptions of certain low-fee fixed income mandates for the nine-month period ended September 30, 2021.

Average AUM in the Investment Management and Research segment for the periods presented by distribution channel and investment services were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in billions)
Distribution Channel:
Institutions	$331.1	$287.4	$323.3	$280.9
Retail	299.5	239.8	284.1	231.1
Private Wealth Management	116.8	97.1	112.4	95.8
Total	$747.4	$624.3	$719.8	$607.8

Investment Service:
Equity Actively Managed	$262.8	$184.4	$244.2	$172.4
Equity Passively Managed (1)	70.4	58.0	67.8	55.9
Fixed Income Actively Managed – Taxable	252.5	253.0	254.8	253.5
Fixed Income Actively Managed – Tax-exempt	54.9	48.1	53.0	47.5
Fixed Income Passively Managed (1)	9.4	9.3	8.8	9.6
Alternatives/Multi-Asset Solutions (2)	97.4	71.5	91.2	68.9
Total	$747.4	$624.3	$719.8	$607.8
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

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020 for the Investment Management and Research Segment
Operating earnings
Operating earnings increased $30 million to $134 million during the three months ended September 30, 2021 from $104 million during the three months ended September 30, 2020. The following notable items were the primary drivers of the change in operating earnings:
Favorable items included:
•Fee-type revenue increased by $193 million primarily due to higher investment advisory base fees, performance based fees and distribution revenues, driven by higher average AUM due to net inflows partially offset by market depreciation, and higher Bernstein Research Services revenues due to higher customer trading activity and research payments across regions.
•Net investment income, net of net derivative gains, was favorable by $1 million. Net investment income decreased by $15 million mainly due to losses on the seed capital investments subject to market risk, offset by an increase in Net derivative gains of $16 million mainly due to gains from economically hedging the seed capital investments.
These were partially offset by the following unfavorable items:
•Compensation, benefits, interest expense and other operating costs increased by $90 million mainly due to higher employee compensation attributed to higher revenues.
•Commissions and distribution-related payments increased by $39 million mainly due to higher payments to financial intermediaries for the distribution of AB mutual funds, primarily resulting from increased average AUM of these mutual funds.
•Earnings attributable to noncontrolling interest increased by $26 million due to higher pre-tax earnings.
•Income tax expense increased by $9 million primarily due to higher pre-tax earnings.
Long-Term Net Flows and AUM
•Total AUM as of September 30, 2021 was $742.2 billion, up $3.8 billion, or 0.5%, compared to June 30, 2021. During the third quarter of 2021, AUM increased as a result of net inflows of $7.2 billion, primarily due to Retail net inflows of $6.6 billion partially offset by market depreciation in all three channels of $3.4 billion.
Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020 for the Investment Management and Research Segment
Operating earnings
Operating earnings increased $90 million to $381 million during the nine months ended September 30, 2021 from $291 million in nine months ended September 30, 2020. The following notable items were the primary drivers of the change in operating earnings:
Favorable items included:
•Fee-type revenue increased by $513 million primarily due to higher investment advisory base fees, performance based fees and distribution revenues, driven by higher average AUM due to market appreciation and net inflows, partially offset by lower Bernstein Research Services revenues due to lower trading activity driven by lower global market volatility as compared to the COVID-related surge for the nine months ended September 30, 2020.
•Net investment income, net of derivative gains, was favorable by $6 million. Net investment income decreased by $2 million mainly due to lower gains on the seed capital investments subject to market risk, offset by an increase in Net derivative gains of $8 million mainly due to lower losses from economically hedging the seed capital investments.
These were partially offset by the following unfavorable items:
•Compensation, benefits, interest expense and other operating costs increased by $215 million mainly due to higher employee compensation attributed to higher revenues.

•Commissions and distribution-related payments increased by $103 million mainly due to higher payments to financial intermediaries for the distribution of AB mutual funds, primarily resulting from increased average AUM of these mutual funds.
•Earnings attributable to noncontrolling interest increased by $78 million due to higher pre-tax earnings.
•Income tax expense increased by $33 million primarily due to higher pre-tax earnings.
Long-Term Net Flows and AUM
•Total AUM as of September 30, 2021 was $742.2 billion, up $56.3 billion, or 8.2%, compared to December 31, 2020, and up $111.4 billion, or 17.7%, compared to September 30, 2020. During the nine months ended September 30, 2021, AUM increased as a result of market appreciation of $37.6 billion and net inflows of $18.7 billion. During the twelve months ended September 30, 2021, AUM increased as a result of market appreciation of $89.5 billion and net inflows of $21.9 billion.
•During the nine months ended September 30, 2021, Retail, Private Wealth Management and Institutional net inflows were $14.4 billion, $2.3 billion and $2.0 billion, respectively. During the twelve months ended September 30, 2021, Retail, Institutional and Private Wealth Management net inflows were $13.8 billion, $6.9 billion and $1.2 billion, respectively.
•Excluding AXA’s redemption of low-fee fixed income mandates of $1.3 billion and $2.0 billion, AB generated net inflows of $20.0 billion and $23.9 billion during the nine months and twelve months ended September 30, 2021, respectively. We expect new redemptions by AXA of low-fee retail AUM in the first half of 2022 of approximately $5 billion.
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
The following table summarizes operating earnings (loss) of our Protection Solutions segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Operating earnings (loss)	$160	$51	$264	$88

Key components of operating earnings (loss) are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
REVENUES
Policy charges, fee income and premiums	$482	$450	$1,493	$1,480
Net investment income	294	240	827	688
Net derivative gains (losses)	(7)	3	(18)	10
Investment management, service fees and other income	69	58	194	166
Segment revenues	$838	$751	$2,496	$2,344

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$392	$455	$1,370	$1,415
Interest credited to policyholders’ account balances	126	130	383	394
Commissions and distribution related payments	44	40	120	115
Amortization of deferred policy acquisition costs	4	(16)	63	63
Compensation, benefits and other operating costs and expenses	78	82	241	251
Interest expense	—	—	—	—
Segment benefits and other deductions	$644	$691	$2,177	$2,238
The following table summarizes Protection Solutions Reserves for our Protection Solutions segment as of the dates presented:

	September 30, 2021	December 31, 2020
	(in millions)
Protection Solutions Reserves (1)
General Account	$18,584	$18,905
Separate Accounts	16,080	14,771
Total Protection Solutions Reserves	$34,664	$33,676
_______________
(1)Does not include Protection Solutions Reserves for our employee benefits business as it is a start-up business and therefore has immaterial in-force policies.
The following table presents our in-force face amounts for the periods indicated, respectively, for our individual life insurance products:

	September 30, 2021	December 31, 2020
	(in billions)
In-force face amount by product: (1)
Universal Life (2)	$46.7	$48.7
Indexed Universal Life	28.0	27.7
Variable Universal Life (3)	130.9	127.7
Term	215.6	215.2
Whole Life	1.2	1.3
Total in-force face amount	$422.4	$420.6
_______________
(1)Includes individual life insurance and does not include employee benefits as it is a start-up business and therefore has immaterial in-force policies.
(2)UL includes GUL.
(3)VUL includes VL and COLI.

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020 for the Protection Solutions Segment
Operating earnings (loss)
Operating earnings increased by $109 million to $160 million during the three months ended September 30, 2021 from $51 million in the three months ended September 30, 2020. The following notable items were the primary drivers of the change in operating earnings:
Favorable items included:
•Policyholders’ benefits decreased by $63 million mainly due to a favorable assumption update in 2021 compared to unfavorable updates in 2020 and lower accrual of PFBL reserves in 2021, offset by unfavorable mortality compared to 2020, and the increase in Employee Benefits’ reserves due to strong growth.
•Net investment income increased by $54 million mainly due to higher income from our alternative investment portfolio, higher average assets balances and General Account portfolio optimization.
•Fee-type revenue increased by $43 million mainly driven by higher premiums due to growth in Employee Benefits business, higher premium on traditional products and higher investment management and service fees.
These were partially offset by the following unfavorable items:
• Amortization of DAC increased by $20 million mainly due to less favorable assumption update in 2021 compared to 2020.
•Net derivative gains (losses) decreased by $10 million mainly due toinflation related hedging loss offset on TIPS in the General Account.
•Income tax expense increased by $25 million primarily due to higher pre-tax earnings.
Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020 for the Protection Solutions Segment
Operating earnings
Operating earnings increased $176 million to $264 million during the nine months ended September 30, 2021 from $88 million in the nine months ended September 30, 2020. The following notable items were the primary drivers of the change in operating earnings:
Favorable items included:
•Net investment income increased by $139 million mainly due to higher income from our alternative investment portfolio, higher average assets balances and General Account portfolio optimization.
•Policyholders’ benefits decreased by $45 million mainly due to a favorable assumption update, and lower claims on traditional products due to the sale of the USFL and MLICA blocks in April 2020, offset by unfavorable mortality driven by COVID-19 claims in the first quarter in 2021 and older block claims. Employee Benefits’ reserves continue to grow in line with the block size.
•Fee-type revenue increased by $41 million mainly driven by higher premiums due to growth in Employee Benefits.
These were partially offset by the following unfavorable items:
•Net derivative gains (losses) decreased by $28 million mainly due to inflation related hedging loss offset on TIPS in the General Account.
•Income tax expense increased by $37 million primarily due to higher pre-tax earnings.

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
The following table summarizes operating earnings (loss) of Corporate and Other for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Operating earnings (loss)	$16	$(87)	$(76)	$(244)
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
The General Account invests in commercial and agricultural mortgage loans, included in the balance sheet as mortgage loans on real estate, and privately negotiated fixed maturities, included in the balance sheet as fixed maturities AFS. Under certain circumstances, modifications are granted to these contracts. These modifications were determined not to be TDRs. As of September 30, 2021 and December 31, 2020, the General Account had twenty-two and twenty commercial and agricultural mortgage loans with a carrying value of $933 million and $838 million in which short term modifications were granted. Forbearance agreements reduced mortgage payments for a set time period. The commercial mortgage modifications were a result of the COVID-19 pandemic’s impact on the underlying real estate operations. The General Account did not have any agricultural mortgage loans for which modifications were granted as of September 30, 2021 and December 31, 2020. As of September 30, 2021 and December 31, 2020, the General Account had eight and seven privately negotiated fixed maturity modifications with a book value of $76 million and $74 million, respectively. The modifications to privately negotiated fixed maturities were to allow for the postponement or reduction in interest or principal payments for a defined period. The modifications were agreed upon to support several investments that had operations decline primarily due to the COVID-19 pandemic. The commercial mortgage loans and privately negotiated fixed maturities modifications are 1.2% and 1%, respectively, of the General Account’s total invested assets.
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

	Three Months Ended September 30,
	2021		2020
	Yield	Amount (2)	Yield	Amount (2)
	(Dollars in millions)
Fixed Maturities: (5)
Income (loss)	3.42%	$602	3.41%	$586
Ending assets		71,216		70,135
Mortgages:
Income (loss)	3.99%	134	4.17%	132
Ending assets		13,448		12,802
Other Equity Investments: (1)
Income (loss)	31.06%	213	11.82%	46
Ending assets		2,903		1,588
Policy Loans:
Income (loss)	5.11%	52	5.14%	50
Ending assets		4,027		4,123
Cash and Short-term Investments:
Income (loss)	(0.05)%	—	0.07%	1
Ending assets		1,215		3,931
Repurchase and funding agreements:
Interest expense and other		(13)		(15)
Ending assets (liabilities)		(6,807)		(6,848)
Total Invested Assets:
Income (loss)	4.68%	988	3.80%	800
Ending Assets		86,002		85,731
Short Duration Fixed Maturities:
Income (loss)	3.39%	3	3.29%	44
Ending assets		142		5,448
Total:
Investment income (loss)	4.67%	991	3.77%	844
Less: investment fees (3)	(0.13)%	(28)	(0.12)%	(26)
Investment Income, Net	4.54%	963	3.65%	818
Ending Net Assets		$86,144		$91,179

	Nine Months Ended September 30,				Year Ended December 31
	2021		2020		2020
	Yield	Amount (2)	Yield	Amount (2)	Amount (2)
	(Dollars in millions)
Fixed Maturities:
Income (loss)	3.41%	$1,822	3.49%	$1,725	$2,318
Ending assets		71,216		70,135	71,738
Mortgages:
Income (loss)	4.07%	407	4.15%	384	517
Ending assets		13,448		12,802	13,159
Other Equity Investments: (1) (4)
Income (loss)	22.97%	433	0.21%	2	95
Ending assets		2,903		1,588	1,621
Policy Loans:
Income (loss)	5.28%	161	5.38%	153	204
Ending assets		4,027		4,123	4,118
Cash and Short-term Investments:
Income (loss)	(0.05)%	(1)	0.05%	2	1
Ending assets		1,215		3,931	2,095
Funding agreements:
Interest expense and other		(44)		(61)	(75)
Ending assets (liabilities)		(6,807)		(6,848)	(6,897)
Total Invested Assets:
Income (loss)	4.37%	2,778	3.62%	2,205	3,060
Ending Assets		86,002		85,731	85,834
Short Duration Fixed Maturities:
Income (loss)	3.38%	77	3.33%	140	184
Ending assets		142		5,448	4,704
Total:
Investment income (loss)	4.34%	2,855	3.60%	2,345	3,244
Less: investment fees (3)	(0.13)%	(82)	(0.12)%	(75)	(107)
Investment Income, Net	4.25%	2,773	3.49%	2,270	3,137
Ending Net Assets		$86,144		$91,179	$90,538
_____________
(1)Includes, as of September 30, 2021, September 30, 2020 and December 31, 2020 respectively, $328 million, $359 million and $333 million of other invested assets. Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments (see Note 2 Significant Accounting Policies – Investments).
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
Fixed Maturities by Industry (1)

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total (%)
	(in millions)
As of September 30, 2021
Corporate Securities:
Finance	$12,663	$7	$680	$44	$13,292	18%
Manufacturing	12,360	—	883	33	13,210	17%
Utilities	6,016	—	410	22	6,404	9%
Services	7,959	20	440	45	8,334	11%
Energy	3,838	—	200	18	4,020	5%
Retail and wholesale	3,512	—	264	11	3,765	5%
Transportation	2,201	—	167	6	2,362	3%
Other	85	—	5	—	90	—%
Total corporate securities	48,634	27	3,049	179	51,477	68%
U.S. government	13,487	—	1,790	24	15,253	20%
Residential mortgage-backed (2)	98	—	9	—	107	—%
Preferred stock (4)	40	—	13	—	53	—%
State & political	558	—	82	3	637	1%
Foreign governments	977	—	42	17	1,002	1%
Commercial mortgage-backed	1,863	—	28	12	1,879	3%
Asset-backed securities	5,559	—	29	4	5,584	7%
Total	$71,216	$27	$5,042	$239	$75,992	100%

As of December 31, 2020: (3)
Corporate Securities:
Finance	$14,411	$—	$1,112	$9	$15,514	19%
Manufacturing	13,040	—	1,520	18	14,542	18%
Utilities	6,352	—	681	6	7,027	9%
Services	7,830	13	680	27	8,470	11%
Energy	4,084	—	364	23	4,425	6%
Retail and wholesale	3,747	—	435	3	4,179	5%
Transportation	2,424	—	301	4	2,721	3%
Other	157	—	7	2	162	—%
Total corporate securities	52,045	13	5,100	92	57,040	71%
U.S. government	12,660	—	3,448	5	16,103	20%
Residential mortgage-backed (2)	130	—	13	—	143	—%
Preferred stock	621	—	48	3	666	1%
State & political	536	—	100	—	636	1%
Foreign governments	1,011	—	98	6	1,103	1%
Commercial mortgage-backed	1,148	—	55	—	1,203	2%
Asset-backed securities	3,587	—	29	5	3,611	4%
Total	$71,738	$13	$8,891	$111	$80,505	100%
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
The following table sets forth the General Account’s fixed maturities portfolio by NAIC rating at the dates indicated.
Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
As of September 30, 2021: (2)
1................................	Aaa, Aa, A	$44,500	$—	$3,400	$124	$47,776
2................................	Baa	23,931	—	1,600	92	25,439
	Investment grade	68,431	—	5,000	216	73,215
3................................	Ba	1,607	—	31	11	1,627
4................................	B	1,058	20	8	10	1,036
5................................	Caa	78	—	3	1	80
6................................	Ca, C	42	7	—	1	34
	Below investment grade	2,785	27	42	23	2,777
Total Fixed Maturities		$71,216	$27	$5,042	$239	$75,992

As of December 31, 2020: (1)
1................................	Aaa, Aa, A	$44,146	$—	$6,227	$32	$50,341
2................................	Baa	25,285	—	2,621	26	27,880
	Investment grade	69,431	—	8,848	58	78,221
3................................	Ba	1,436	—	33	19	1,450
4................................	B	769	13	7	28	735
5................................	Caa	92	—	3	5	90
6................................	Ca, C	10	—	—	1	9
	Below investment grade	2,307	13	43	53	2,284
Total Fixed Maturities		$71,738	$13	$8,891	$111	$80,505
______________
(1)Excludes amounts reclassified as HFS.
(2)Decrease in AFS Fixed Maturities as of September 30, 2021 is primarily due to transferred assets related to the Venerable transaction. For additional information on the Venerable transaction, see Note 1 - Organization of the Notes to Consolidated Financial Statements.

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
Mortgage Loans by Region and Property Type

	September 30, 2021		December 31, 2020
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(in millions)
By Region:
U.S. Regions:
Pacific	$4,067	30%	$3,912	30%
Middle Atlantic	3,422	25	3,662	28
South Atlantic	1,556	12	1,290	10
East North Central	1,139	8	1,122	8
Mountain	977	7	1,026	8
West North Central	835	6	875	7
West South Central	671	5	690	5
New England	580	4	511	3
East South Central	147	1	152	1
Total U.S.	$13,394	99%	$13,240	100%
Other Regions:
Europe	$118	1%	$—	—%
Total Other	$118	1	$—	—
Total Mortgage Loans	$13,512	100%	$13,240	100%

By Property Type:
Office	$3,896	29%	$4,131	31%
Multifamily	4,203	31	4,027	30
Agricultural loans	2,643	20	2,732	21
Retail	793	6	742	6
Industrial	1,039	8	787	6
Hospitality	475	3	477	4
Other	463	3	344	2
Total Mortgage Loans	$13,512	100%	$13,240	100%

Liquidity and Capital Resources
Liquidity refers to our ability to generate adequate amounts of cash from our operating, investment and financing activities to meet our cash requirements with a prudent margin of safety. Capital refers to our long-term financial resources available to support business operations and future growth. Our ability to generate and maintain sufficient liquidity and capital is dependent on the profitability of our businesses, timing of cash flows related to our investments and products, our ability to access the capital markets, general economic conditions and the alternative sources of liquidity and capital described herein. When considering our liquidity and cash flows, we distinguish between the needs of Holdings and the needs of our insurance and non-insurance subsidiaries. We also distinguish and separately manage the liquidity and capital resources of our retirement and protection businesses (our Individual Retirement, Group Retirement and Protection Solutions segments) and our Investment Management and Research segment.
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
Sources and Uses of Holding Company Highly Liquid Assets
The following table sets forth Holdings’ principal sources and uses of highly liquid assets for the periods indicated.

	Nine Months Ended September 30,
	2021	2020
	(in millions)
Highly Liquid Assets, beginning of period	$3,088	$1,589
Dividends from subsidiaries	545	1,838
Capital contributions to subsidiaries	(760)	(335)
M&A Activity	215	—
Income taxes payable	—	—
Total Business Capital Activity	—	1,503

Purchase of treasury shares	(1,169)	(330)
Shareholder dividends paid	(224)	(222)
Total Share Repurchases, Dividends and Acquisition Activity	(1,393)	(552)
Issuance of preferred stock	293	494
Preferred stock dividend	(53)	(34)
Total Preferred Stock Activity	240	460

Repayment of long-term debt	(280)	—
Total External Debt Activity	(280)	—

Proceeds from loans from affiliates	1,000	—
Net decrease (increase) in loans to affiliates	285	260
Total Affiliated Debt Activity	1,285	260

	Nine Months Ended September 30,
	2021	2020
	(in millions)

Interest paid on external debt and P-Caps	(140)	(122)
Others, net	(278)	(193)
Total Other Activity	(418)	(315)

Net increase (decrease) in highly liquid assets	(566)	1,356
Highly Liquid Assets, end of period	$2,522	$2,945

During the nine months ended September 30, 2021, Holdings’ liquid assets decreased by $566 million. The decreases are primarily due to $1.4 billion in shareholders return including share repurchases and dividends, $760 million in capital contributions to subsidiaries and $280 million of debt repayments related to a partial redemption of our 2023 Senior Unsecured Notes. The decreases were partially offset by increases related to proceeds from loans from affiliates of $1 billion, increases related to $545 million of dividends from our subsidiaries and $293 million in Preferred Stock issuance.
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
Cash Distributions from Our Subsidiaries
In 2021, Holdings and certain of its subsidiaries received cash distributions from AB of $507 million, EIM of $15 million and $65 million in dividends from Equitable Advisors.
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
As of September 30, 2021, Holdings and its non-insurance company subsidiaries hold approximately 170.1 million AB Units, 4.1 million AB Holding Units and the 1% General Partnership interest in ABLP.
As of September 30, 2021, the ownership structure of ABLP, including AB Units outstanding as well as the general partner’s 1% interest, was as follows:

Owner	Percentage Ownership
EQH and its subsidiaries	63.2%
AB Holding	36.1%
Unaffiliated holders	0.7%
Total	100.0%
Including both the general partnership and limited partnership interests in AB Holding and ABLP, Holdings and its subsidiaries had an approximate 65% economic interest in AB as of September 30, 2021.

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
The Credit Facility and LOC Facilities contain certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries and the dollar amount of secured indebtedness that may be incurred by us, which could restrict our operations and use of funds. The right to borrow funds under the Credit Facility and LOC Facilities is subject to the fulfillment of certain conditions, including compliance with all covenants, and the ability to borrow thereunder is also subject to the continued ability of the lenders that are or will be parties to the facilities to provide funds. As of September 30, 2021, we were in compliance with these covenants”.
Contingent Funding Arrangements
For information regarding activity pertaining to our contingent funding arrangements, see “Commitments and Contingent Liabilities” Note 13 of the Notes to Consolidated Financial Statements in this Form 10-Q.
Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock

For information pertaining to our Series A, Series B and Series C Preferred Stock see Note 11 of the Notes to the Consolidated Financial Statements.
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
For information regarding activity pertaining to common and preferred dividends declared and paid, see Note 11 of the Notes to the Consolidated Financial Statements.
Share Repurchase Programs
For information regarding activity pertaining to share repurchase programs, see Note 11 of the Notes to Consolidated Financial Statements.
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
See Note 13 of the Notes to Consolidated Financial Statements for further description of our FHLB program.
FABN
Under the FABN program, Equitable Financial may issue funding agreements in U.S. dollar or other foreign currencies.
See Note 13 of the Notes to Consolidated Financial Statements for further description of our FABN program.
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
AB Short-term Debt
AB Commercial Paper
As of September 30, 2021 and December 31, 2020, AB had no commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings for the commercial paper outstanding in 2021 was $152 million with a weighted average interest rate of 0.2%. Average daily borrowings for the commercial paper in 2020 was $83 million with a weighted average interest rate of 0.4%.
AB Revolver Credit Facility
AB has a $200 million committed, unsecured senior revolving credit facility (the "AB Revolver") with a leading international bank, which matures on November 16, 2021. The facility is not expected to be renewed. The Revolver is available for AB's and SCB LLC's business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC's operations. Both AB and SCB LLC can draw directly under the Revolver and management expects to draw on the Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Revolver. The Revolver contains affirmative, negative and financial covenants that are identical to those of the Credit Facility. Borrowings under the Revolver bear interest at a rate per annum, which will be, at AB's option, a rate equal to an applicable margin, which is subject to adjustment based on the credit ratings of AB, plus one of the following indices: London Interbank Offered Rate; a floating base rate; or the Federal Funds rate. As of September 30, 2021 and December 31, 2020, AB had no amounts outstanding under the AB Revolver. Average daily borrowings for 2021 and 2020 were both $17 million, with weighted average interest rates of 1.1% and 1.6%, respectively.

AB Credit Facility
AB has a $800 million committed, unsecured senior revolving credit facility (the “AB Credit Facility”) with a group of commercial banks and other lenders which matures on September 27, 2023. On October 13, 2021, AB amended and restated the existing AB Credit Facility agreement, extending the maturity from September 27, 2023 to October 13, 2026. The credit facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $200 million. Any such increase is subject to the consent of the affected lenders. The AB Credit Facility is available for AB and SCB LLC for business purposes, including the support of AB’s commercial paper program. Both AB and SCB LLC can draw directly under the AB Credit Facility and AB management expects to draw on the AB Credit Facility from time to time. AB has agreed to guarantee the obligations of SCB LLC under the AB Credit Facility.
The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of September 30, 2021, AB was in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.
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
As of September 30, 2021 and December 31, 2020, AB had no amounts outstanding under the AB Credit Facility. During the periods ended September 30, 2021 and December 31, 2020, AB and SCB LLC did not draw upon the AB Credit Facility.
On September 28, 2021, AB established a $100 million uncommitted line of credit with a financial institution. This line of credit matures on September 27, 2022. On October 11, 2021 AB established a $50 million uncommitted line of credit with a financial institution. Both lines of credit are available for AB's and SCB LLC's business purposes. Both AB and SCB LLC can draw directly under these lines. AB has agreed to guarantee the obligations of SCB LLC under these lines of credit. As of September 30, 2021 AB had no amounts outstanding under the $100 million line of credit and had not drawn upon it since its inception.
In addition, SCB LLC currently has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit borrowing up to an aggregate of approximately $165 million, with AB named as an additional borrower, while the other line has no stated limit. As of September 30, 2021 and December 31, 2020, SCB LLC had no outstanding balance on these lines of credit. SCB LLC did not draw on these lines of credit during the first nine months of 2021. Average daily borrowings during the full year 2020 were $0.9 million with a weighted average interest rate of approximately 1.6%.
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

As of September 30, 2021 and December 31, 2020, AB had $390 million and $675 million outstanding under the EQH Facility, in each case with an interest rate of approximately 0.2%. Average daily borrowing of the EQH Facility during 2021 and 2020 were $434 million and $471 million, respectively, with a weighted average interest rate of approximately 0.2% and 0.5% respectively.
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
As of September 30, 2021 and December 31, 2020, AB had no outstanding balance on the EQH Uncommitted Facility. During the periods ended September 30, 2021 and December 31, 2020, AB did not draw upon the EQH Uncommitted Facility.
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
Please see Note 11 of the Notes to Consolidated Financial Statements for additional information relating to Permitted Statutory Accounting practices and its impact on our statutory surplus.
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
The following table sets forth the Company’s total consolidated borrowings. Short-term and long-term debt consists of the following:

	September 30,	December 31,
	2021	2020
	(in millions)
Short-term debt:
CLO Warehousing Debt	$1	$—

	September 30,	December 31,
	2021	2020
	(in millions)
Total short-term debt	1	—
Long-term debt:
Senior Notes (5.0%, due 2048)	1,481	1,481
Senior Notes (4.35%, due 2028)	1,490	1,489
Senior Notes (3.9%, due 2023) (1)	518	796
Senior Debentures, (7.0%, due 2028)	349	349
Total long-term debt	3,838	4,115
Total short-term and long-term debt	$3,839	$4,115

______________
(1)During February 2021 the Company partially redeemed approximately $280 million of the aggregate principal amount of the 2023 Senior Unsecured Notes. As a result of the partial debt redemption, the Company recorded interest expense of $22 million.

Notes and Debentures
The Senior Notes and Senior Debentures contain customary affirmative and negative covenants, including a limitation on certain liens and a limit on the Company’s ability to consolidate, merge or sell or otherwise dispose of all or substantially all of its assets. The Senior Notes and Senior Debentures also include customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding Senior Notes and Senior Debentures may be accelerated. As of September 30, 2021, the Company is in compliance with all debt covenants.
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

	AM Best	S&P	Moody’s
Last review date	Jan '21	Jul '21	Aug '21
Financial Strength Ratings:
Equitable Financial Life Insurance Company	A	A+	A2
Equitable Financial Life Insurance Company of America	A	A+	A2
Credit Ratings:
Equitable Holdings, Inc.		BBB+	Baa2
Last review date		Sep '21	Jun '21
AllianceBernstein L.P.		A	A2

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
Off-Balance Sheet Arrangements
As of September 30, 2021, we were not a party to any off-balance sheet transactions other than those Guarantees and Commitments described in Note 13 of the Notes to the Consolidated Financial Statements.
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

Item 4.     Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, the Company’s disclosure controls and procedures were effective.
No change in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the three months ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Holdings during the three months ended September 30, 2021, of its common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/21 through 7/31/21	7,881,773	$30.45	7,881,773	$661,592,672
8/1/21 through 8/31/21	—	$—	—	$661,592,672
9/1/21 through 9/30/21	7,710,633	$28.53	7,710,633	$461,592,672
Total	15,592,406	$29.50	15,592,406	$461,592,672

See Note 11 to the Notes to Consolidated Financial Statements for ASR transaction detail during the three months ended September 30, 2021.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.      Other Information
None.

Item 6.     Exhibits

Number		Description and Method of Filing
10.1		Amended and Restated Credit Agreement, dated as of October 13, 2021 (incorporated by reference to Exhibit 10.01 of AB Holding’s Form 8-K, as filed October 19, 2021).
31.1	#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101).
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

Date: November 4, 2021	EQUITABLE HOLDINGS, INC.

	By:	/s/ Robin M. Raju
		Name:	Robin M. Raju
		Title:	Chief Financial Officer (Principal Financial Officer)

Date: November 4, 2021		/s/ William Eckert
		Name:	William Eckert
		Title:	Chief Accounting Officer (Principal Accounting Officer)