Form 10-K
period 2021-12-31
Equitable Holdings, Inc.
filed 2022-02-22
CIK 1333986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2021 was approximately $11.9 billion.
As of February 20, 2022, 389,557,860 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to the 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Throughout this Annual Report on Form 10-K we use certain defined terms and abbreviations, which are defined or summarized in the “Glossary” and “Acronyms” sections.

Part I, Item 1.
BUSINESS
Overview
We are one of America’s leading financial services companies and have helped clients prepare for their financial future with confidence since 1859. Our approximately 12,200 employees and advisors are entrusted with more than $900 billion of AUM through two complementary and well-established principal franchises, Equitable and AllianceBernstein, providing:
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
We distribute our products through a premier affiliated and third-party distribution platform, consisting of:
Affiliated Distribution:
•Our affiliated retail sales force, Equitable Advisors, which has approximately 4,400 licensed financial professionals who advise on retirement, protection and investment advisory solutions; and
•More than 200 Bernstein Financial Advisors, who are responsible for the sale of investment products and solutions to Private Wealth Management clients.
Third-Party Distribution:
•Distribution agreements with more than 500 third-party firms including broker-dealers, banks, insurance partners and brokerage general agencies, giving us access to more than 145,000 financial professionals to market our retirement, protection and investment solutions; and
•An AB global distribution team of more than 500 professionals, who engage with more than 5,000 retail distribution partners and more than 500 institutional clients.

Our Organizational Structure
We are a holding company that operates our business through a number of direct and indirect subsidiaries. Our two principal franchises include Equitable and AllianceBernstein. The following organizational chart presents the ownership of our principal subsidiaries as of December 31, 2021

(1)We own an approximate 65% economic interest in AB through various wholly-owned subsidiaries. Our economic interest consists of approximately 63% of the AB Units, approximately 4% of the AB Holding Units (representing an approximate 1% economic interest in ABLP), and 1% of the AB Units held by the GP. Our indirect, wholly-owned subsidiary, AllianceBernstein Corporation, is the General Partner of AB with the authority to manage and control AB, and accordingly, AB is consolidated in our financial statements. AB has been in the investment management and research business for more than 50 years. ABLP is the operating partnership for the AB business, and AB Holding’s activities consist of owning AB Units and engaging in related activities. AB Holding Units trade on the NYSE under the ticker symbol “AB”. AB Units do not trade publicly.
Venerable Transaction
On June 1, 2021, we completed the sale (the “ Venerable Transaction”) of CS Life, to Venerable Insurance and Annuity Company, an insurance company domiciled in Iowa (“VIAC”), pursuant to the Master Transaction Agreement, dated October 27, 2020 (the “Master Transaction Agreement”), among the Company, VIAC and, solely with respect to Article XIV thereof, Venerable Holdings, Inc., a Delaware corporation (“Venerable”).
Pursuant to the Master Transaction Agreement, immediately prior to the closing of the Venerable Transaction, CS Life effected the recapture of all of the business that was ceded to CS Life Re Company, a wholly owned subsidiary of CS Life (“Reinsurance Subsidiary”), and sold 100% of the equity of the Reinsurance Subsidiary to another wholly owned subsidiary of the Company. Immediately following the closing of the Venerable Transaction, CS Life and Equitable Financial entered into a coinsurance and modified coinsurance agreement (the “Reinsurance Agreement”), pursuant to which Equitable Financial ceded to CS Life, on a combined coinsurance and modified coinsurance basis, legacy variable annuity policies sold by Equitable Financial between 2006-2008 (the “Block”), comprised of non-New York “Accumulator” policies containing fixed rate Guaranteed Minimum Income Benefit and/or Guaranteed Minimum Death Benefit guarantees. In addition, upon the completion of the Venerable Transaction, EIMG acquired an approximate 9.09% equity interest in Venerable’s parent holding company, VA Capital Company LLC. In connection with such investment, EIMG designated a member to the Board of Managers of VA Capital Company LLC.
For additional information regarding the Venerable Transaction, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Reinsurance of Legacy Variable Annuity Block and Sale of Runoff Variable Annuity Reinsurance Entity”and Note 1 of the Notes to these Consolidated Financial Statements.

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
•Investment Management and Research—We are a leading provider of diversified investment management, research and related services to a broad range of clients globally.
•Protection Solutions—We focus our life insurance products on attractive protection segments such as VUL insurance and IUL insurance and our employee benefits business on small and medium-sized businesses.
For financial information on segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment” and Note 1 of the Notes to these Consolidated Financial Statements.
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
We principally focus on selling three variable annuity products, each of which provides policyholders with distinct benefits, features and return profiles. We continue to innovate our offering, periodically updating our product benefits and introducing new variable annuity products to meet the evolving needs of our clients while managing the risk and return of these variable annuity products to our company. Due to our innovation, our product mix has evolved considerably since 2008. The majority of our sales in 2021 consisted of products without variable annuity guarantee benefits features (“GMxB features”) (other than the ROP death benefit), and less than 1% of 2021 FYP was attributable to products with fixed rate guarantees. To further our growth, we plan to continue to innovate our product portfolio, expand and deepen our distribution channels and effectively manage risk in our business.
Products
We primarily sell three variable annuity products each providing policyholders with distinct features and return profiles. Our current primary product offering, ordered below according to sales volume for the year ended December 31, 2021, includes:
•Structured Capital Strategies. Our index-linked variable annuity product allows the policyholder to invest in various investment options, whose performance is tied to one or more securities indices, commodities indices or ETF, subject to a performance cap, over a set period of time. The risks associated with such investment options are borne entirely by the policyholder, except the portion of any negative performance that we absorb (a buffer) upon investment maturity. Prior to November 2021, this variable annuity did not offer GMxB features, other than an optional return of premium death benefit that we had introduced on some versions. In November 2021, we introduced a new version of this variable annuity offering a GMxB feature.
•Retirement Cornerstone. Our Retirement Cornerstone product offers two platforms: (i) RC Performance, which offers access to a broad selection of funds with annuitization benefits based solely on non-guaranteed account investment performance and (ii) RC Protection, which offers access to a focused selection of funds and an optional floating-rate GMxB feature providing guaranteed income for life.
•Investment Edge. Our investment-only variable annuity is a wealth accumulation variable annuity that defers current taxes during accumulation and provides tax-efficient distributions on non-qualified assets through scheduled payments over a set period of time with a portion of each payment being a return of cost basis, thus excludable from taxes. In

2021, we introduced an optional SIO feature that allows the policyholder to invest in various investment options whose performance is tied to one or more securities indices, subject to a performance cap, with some downside protection over a set period of time. This optional SIO feature leverages our innovative SCS offering. Investment Edge does not offer any GMxB feature other than an optional return of premium death benefit.
•Other products. We offer other products which offer optional GMxB benefits. These other products do not contribute significantly to our sales.
 Our variable annuity portfolio is mature. Since 2008, we shifted our business from selling variable annuity products with GMxB features with fixed roll-up rates, to predominantly (i) variable annuity products without GMxB features (other than the return of premium death benefit in some cases) and (ii) variable annuity products with GMxB features with floating roll-up rates. Based on FYP, we have shifted our portfolio from 90% fixed rate GMxB products in 2008 to 94% floating rate GMxB products and non-GMxB products in 2021. In addition, AV has shifted from 77% Fixed Rate GMxB products in 2008 to 27% in 2021.

Evolution of Variable Annuity FYP
The following tables present the relative contribution to FYP of each of the above products and GMxB features for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021	2020	2019
		(in millions)
FYP by Product
SCS	$7,627	$4,891	$5,138
Retirement Cornerstone	1,951	1,506	2,156
Investment Edge	1,048	448	548
Other	357	328	349
Total FYP	$10,983	$7,173	$8,191

	Year Ended December 31,
	2021	2020	2019
		(in millions)
FYP by Guarantee Feature
Non-GMxB	$8,648	$5,342	$5,728
ROP Death Benefit Only	703	532	551
Total Non-GMxB & ROP Death Benefit Only	$9,351	$5,874	$6,279

Floating Rate GMxB	$1,623	$1,278	$1,864
Fixed Rate GMxB	3	21	48
Total GMxB	$1,626	$1,299	$1,912

Other	6	—	—
Total FYP	$10,983	$7,173	$8,191

Our sales for the years ended December 31, 2021, 2020 and 2019 further demonstrate the result of our product sales evolution, as 79%, 74% and 70% of FYP, respectively, came from variable annuity products that do not contain GMxB riders, and of the GMxB riders sold, they overwhelmingly featured floating, as opposed to fixed, roll-up rates.
Our Individual Retirement segment works with EIMG to identify and include appropriate underlying investment options in its products, as well as to control the costs of these options and increase profitability of the products. For a discussion of EIMG, see below “—Equitable Investment Management.”
Variable Annuities Policy Feature Overview
Variable annuities allow the policyholder to make deposits into accounts offering variable investment options. For deposits allocated to Separate Accounts, the risks associated with the investment options are borne entirely by the policyholder, except where the policyholder elects GMxB features in certain variable annuities, for which additional fees are charged. Additionally, certain variable annuity products permit policyholders to allocate a portion of their account to investment options backed by the General Account and are credited with interest rates that we determine, subject to certain limitations. As of December 31, 2021, the total AV of our variable annuity products was $111.9 billion, consisting of $74.2 billion of Separate Accounts AV and $37.7 billion of General Account AV.
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
The following table presents our variable annuity AV by GMxB feature for our variable annuity business in our Individual Retirement segment as of December 31, 2021, 2020 and 2019:

	December 31,
	2021	2020	2019
	(in millions)
Account Value
Non-GMxB	$43,843	$36,162	$30,694
ROP Death Benefit Only (1)	11,438	10,438	9,620
Total Non-GMxB & ROP Death Benefit Only	55,281	46,600	40,314
Floating Rate GMxB	26,486	25,168	23,891
Fixed Rate GMxB (1)	30,137	45,622	44,717
Total Variable Annuity AV	$111,904	$117,390	$108,922

(1) AV is net of amounts ceded to Venerable during 2021. See Note 1 of the Notes to these Consolidated Financial Statements.
The following table presents our variable annuity benefit base by GMxB feature for the Individual Retirement segment as of December 31, 2021, 2020 and 2019. Many of our variable annuity contracts offer more than one type of GMxB feature such that the amounts listed below are not mutually exclusive. Thus, the benefit base cannot be totaled.

	December 31,
	2021	2020	2019
	(in millions)
Benefit Base
ROP Death Benefit Only (1)	$6,444	$6,141	$6,048
Floating Rate GMxB
GMDB	$23,574	$23,095	$22,793
GMIB	$24,123	$23,029	$22,108
Fixed Rate GMxB
GMDB (1)	$34,017	$58,028	$59,365
GMIB (1)	$34,719	$60,695	$61,775
(1) Benefit base is net of amounts ceded to Venerable during 2021. See Note 1 of the Notes to these Consolidated Financial Statements.
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
Distribution
We distribute our variable annuity products through Equitable Advisors, and through third-party distribution channels. For the year ended December 31, 2021, Equitable Advisors represented 35% of our variable annuity FYP in this segment, while our third-party distribution channel represented 65% of our variable annuity FYP in this segment. We employ over 150 external and internal wholesalers who distribute our variable annuity products across both channels.
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
Third-Party Distribution. We have shifted the focus of our third-party distribution significantly over the last decade, growing our distribution in the bank, broker-dealer and insurance partner channels. For example, in 2011, we began distributing our variable annuity products to insurance partners. Today, we work with some of the country’s largest insurance partners and our sales through this channel have grown to comprise 10% of our total FYP for the year ended December 31, 2021.
The table below presents the contributions to and percentage of FYP of our variable annuity products by distribution channel for the year ended December 31, 2021.

FYP by Distribution

Year Ended December 31, 2021

Insurance Partners
10%
Equitable Advisors
35%
Banks
22%
Broker Dealers
33%

Other than Equitable Advisors, no single distribution firm contributed more than 10% of our sales in 2021.
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
Investment Management Fees. We charge investment management fees for the proprietary funds managed by EIMG that are offered as investments under the variable annuities. Investment management fees are also paid on the non-proprietary funds managed by investment advisers unaffiliated with us to the unaffiliated investment advisers. Investment management fees differ by fund. A portion of the investment management fees charged on funds managed by sub-advisers unaffiliated with us are paid by us to the sub-advisers. Investment management fees reduce the net returns on the variable annuity investments.
12b-1 Fees and Other Revenue. 12b-1 fees are paid by the mutual funds which our policyholders choose to invest in and are calculated based on the net assets of the funds allocated to our sub-accounts. These fees reduce the returns policyholders earn from these funds. Additionally, mutual fund companies with funds that are available to policyholders through the variable annuity sub-accounts pay us fees consistent with the terms of administrative service agreements. These fees are funded from the fund companies’ net revenues.
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
Current GMxB Product Strategy
Since 2008, we redesigned our variable annuity product offering by introducing new variable annuities without GMxB features, discontinuing the offering of certain GMxB features and adding or adjusting other features to better enable us to manage the risk associated with these products. Through the increase in sales of our products without GMxB features, sales of our variable annuity contracts with GMxB features have decreased significantly as a percentage of our total sales. We continue to offer certain GMxB features to meet evolving consumer demand while maintaining attractive risk-adjusted returns and effectively managing our risk.
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

Non-affiliate Reinsurance. We have reinsured to non-affiliated reinsurers a portion of our exposure on variable annuity products that offer a GMxB feature issued through February 2005. As of December 31, 2021, we had reinsured to non-affiliated reinsurers, subject to certain maximum amounts or caps in any one period, approximately 59.8% of our NAR resulting from the GMIB feature and approximately 47.6% of our NAR to the GMDB obligation on variable annuity contracts in force as of December 31, 2021.
In June 2021, as part of the Venerable Transaction, Equitable Financial ceded to CS Life on a combined coinsurance and modified coinsurance basis, legacy variable annuity policies sold by Equitable Financial between 2006-2008, comprised of non-New York “Accumulator” policies containing fixed rate GMIB and/or GMDB guarantees. For additional information regarding the Venerable Transaction, see “—Overview—Venerable Transaction” and Note 1 of the Notes to these Consolidated Financial Statements.

Captive Reinsurance. In addition to non-affiliated reinsurance, Equitable Financial has ceded to its affiliate, EQ AZ Life RE, a captive reinsurance company, a 100% quota share of all liabilities for variable annuities with GMIB riders issued on or after May 1, 1999 through August 31, 2005 in excess of the liability assumed by two unaffiliated reinsurers, which are subject to certain maximum amounts or limitations on aggregate claims. We use captive reinsurance as part of our capital management strategy. For additional information regarding our use of captives, see “—Regulation—Insurance Regulation—Captive Reinsurance Regulation and Variable Annuity Capital Standards”, “Risk Factors—Risks Relating to Our Retirement and Protection Businesses—Risks Relating to Reinsurance and Hedging—Our reinsurance arrangement with an affiliated captive” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Captive Reinsurance Company.”
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

	December 31,
	2021		2020		2019
	Account	Benefit	Account	Benefit	Account	Benefit
	Value	Base	Value	Base	Value	Base
	(in millions)
GMDB In-Force (1)
ROP Death Benefit Only (3)	$11,437	$6,443	$10,437	$6,141	$9,620	$6,048
Floating Rate GMDB
Greater of Ratchet or Roll-up	$7,105	$7,867	$7,121	$7,995	$7,017	$7,891
All Other (2)	19,381	15,707	18,047	15,100	16,874	14,902
Total Floating Rate GMDB	$26,486	$23,574	$25,168	$23,095	$23,891	$22,793

Fixed Rate GMDB
Greater of Ratchet or Roll-up (3)	$14,748	$21,518	$26,800	$42,521	$26,239	$42,896
All Other (2) (3)	15,390	12,689	18,822	15,507	18,478	16,469
Total Fixed Rate GMDB	$30,138	$34,207	$45,622	$58,028	$44,717	$59,365

Total GMDB	$68,061	$64,224	$81,227	$87,264	$78,228	$88,206
______________

(1)    See table summarizing the NAR and reserves of policyholders by type of GMxB feature for variable annuity contracts as of December 31, 2021, 2020 and 2019 under “—Net Amount at Risk.”
(2) All Other includes individual variable annuity policies with Annual Ratchet or Roll-up GMDB, either stand-alone or in conjunction with a GMLB, or with ROP GMDB in conjunction with a GMLB.
(3)    AV and Benefit base is net of amounts ceded to Venerable during 2021. See Note 1 of the Notes to the Consolidated Financial Statements.
Guaranteed Living Benefits Summary
We have historically offered a variety of guaranteed living benefits to our policyholders in our Individual Retirement segment. Our block of variable annuities includes four types of guaranteed living benefit riders: GMIB, GWBL/GMWB, GMAB and GIB. Based on total AV, approximately 51% of our variable annuity block included living benefit guarantees as of December 31, 2021.
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

	December 31,
	2021		2020		2019
	Account	Benefit	Account	Benefit	Account	Benefit
	Value	Base	Value	Base	Value	Base
	(in millions)
GMLB In-Force (1)
Floating Rate GMLB
GMIB	$23,435	$24,123	$22,002	$23,029	$20,699	$22,108
Other (GIB)	2,623	2,796	2,762	2,978	2,812	3,128
Total Floating Rate GMLB	$26,058	$26,919	$24,764	$26,007	$23,511	$25,236

Fixed Rate GMLB
GMIB	$40,065	$59,341	$39,369	$60,695	$38,846	$61,775
All Other (e.g., GWBL / GMWB, GMAB, other) (2)	846	1,153	830	1,165	806	1,175
Total Fixed Rate GMLB	$40,911	$60,494	$40,199	$61,860	$39,652	$62,950

Total GMLB	$66,969	$87,413	$64,963	$87,867	$63,163	$88,186
______________
(1)See table summarizing the NAR and reserves of policyholders by type of GMxB feature for variable annuity contracts as of December 31, 2021, 2020 and 2019 under “—Net Amount at Risk.”
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
The NAR and reserves of contract owners by type of GMxB feature for variable annuity contracts are summarized below as of December 31, 2021, 2020 and 2019. Many of our variable annuity contracts offer more than one type of guarantee such that the GMIB amounts are not mutually exclusive to the amounts in the GMDB table.

	December 31,
	2021		2020		2019
	NAR	Reserves	NAR	Reserves	NAR	Reserves
	(in millions)
GMDB
ROP Death Benefit Only (1) (2)	$75	N/A	$84	N/A	$95	N/A
Floating Rate GMDB	851	377	943	332	904	272
Fixed Rate GMDB (2)	8,061	2,360	17,244	4,674	18,123	4,402
Total	$8,987	$2,737	$18,271	$5,006	$19,122	$4,674

	December 31,
	2021		2020		2019
	NAR	Reserves	NAR	Reserves	NAR	Reserves
	(in millions)
GMIB
Floating Rate GMIB	$—	$172	$—	$136	$—	$91
Fixed Rate GMIB (2)	3,910	4,441	10,461	14,110	8,746	10,573
Total	$3,910	$4,613	$10,461	$14,246	$8,746	$10,664
______________
(1)    U.S. GAAP reserves for ROP death benefit only are not available, as U.S. GAAP reserve valuation basis applies on policy contracts grouped by issue year.
(2) NAR is net of amounts ceded to Venerable during 2021. See Note 1 of the Notes to these Consolidated Financial Statements for details of the Venerable Transaction.

Group Retirement
Our Group Retirement segment offers tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses. We operate in the 403(b), 457(b) and 401(k) markets where we sell variable annuity and mutual fund-based products. RBG, is the primary distributor of our products and related solutions to individuals in the K-12 education market with more than 1,000 advisors dedicated to helping educators prepare for retirement as of December 31, 2021.
The tax-exempt 403(b)/457(b) market, which includes our 403(b) K–12 education market business, accounted for 71% of sales within the Group Retirement business for the year ended December 31, 2021. The corporate 401(k) market accounts for 22% and the remaining 7% is Other as of December 31, 2021.
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
Variable Annuities
Our variable annuities offer defined contribution plan record-keeping, as well as administrative and participant services combined with a variety of proprietary and non-proprietary investment options. Our variable annuity investment lineup mostly consists of proprietary variable investment options that are managed by EIMG, which provides discretionary investment management services for these investment options that include developing and executing asset allocation strategies and providing rigorous oversight of sub-advisors for the investment options. This helps to ensure that we retain high quality managers and that we leverage our scale across both the Individual Retirement and Group Retirement products. In addition, our variable annuity products offer the following features:
•Guaranteed Investment Option (GIO) —Provides a fixed interest rate and guarantee of principal.
•Structured Investment Option (SIO) —Provides upside market participation that tracks either the S&P 500, Russell 2000 or the MSCI EAFE index subject to a performance cap, with a downside buffer that limits losses in the investment over a one, three or five-year period. This option leverages our innovative SCS individual annuity offering, and we believe that we are the only provider that offers this type of offering combined in a variable annuity offering in the defined contribution market today.
•Personal Income Benefit—An optional GMxB feature that enables participants to obtain a guaranteed withdrawal benefit for life for an additional fee.
While GMxB features provide differentiation in the market, only approximately $9 million, or 0.02%, of our total AV is invested in products with GMxB features (other than ROP death benefits) as of December 31, 2021, and based on current utilization, we do not expect significant flows into these types of GMxB features.
Open Architecture Mutual Fund Platform
We also offer a mutual fund-based product to complement our variable annuity products. This platform provides a similar service offering to our variable annuities. The program allows plan sponsors to select from thousands of mutual funds. The platform also offers a group fixed annuity that operates very similarly to the GIO as an available investment option on this platform. In January 2021 we launched the successor product to our existing mutual fund based product.
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

The chart below illustrates our net flows for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Net Flows
Gross Premiums	$3,623	$3,343	$3,533
Surrenders, Withdrawals and Benefits	(3,929)	(3,047)	(3,266)
Net Flows	$(306)	$296	$267
The following table presents the gross premiums for each of our markets for the periods specified.

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Gross Premiums by Market
Tax-Exempt	$809	$724	$902
Corporate	435	392	537
Other	62	60	49
Total FYP	1,306	1,176	1,488
Tax-Exempt	1,757	1,632	1,531
Corporate	369	342	330
Other	191	193	184
Total Renewal Premiums	2,317	2,167	2,045
Gross Premiums	$3,623	$3,343	$3,533
Markets
We primarily operate in the tax-exempt 403(b)/457(b), corporate 401(k) and other markets.
•Tax-exempt 403(b)/457(b). We primarily serve individual employees of public school systems. To a lesser extent, we also market to government entities that sponsor 457(b) plans.
Overall, the 403(b) and 457(b) markets represent 62% of FYP in the Group Retirement segment for the year ended December 31, 2021. We seek to grow in these markets by increasing our presence in the school districts where we currently operate and also by potentially growing our presence in school districts where we currently do not have access.
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
The following table presents the relative contribution of each of our markets to AV as of the dates indicated.

	December 31,
	2021	2020	2019
	(in millions)
AV by Market
Tax-Exempt	$37,072	$32,586	$28,895
Corporate	5,367	4,920	4,387
Other	4,914	4,953	4,598
AV	$47,353	$42,459	$37,880
Distribution
We primarily distribute our products and services to this market through Equitable Advisors and third-party distribution firms. For the year ended December 31, 2021, these channels represented approximately 88% and 12% of our sales, respectively. We also distribute through direct online sales. We employ internal and external wholesalers to exclusively market our products through Equitable Advisors and third-party firms that are licensed to sell our products.
Equitable Advisors, through RBG, is the primary distribution channel for our products. The cornerstone of the RBG model is a repeatable and scalable advisor recruiting and training model that we believe is more effective than the overall industry model. RBG advisors complete several levels of training that are specific to the education market and give them the requisite skills to assess the educators’ retirement needs and how our products can help to address those needs. Equitable Advisors also accounted for 98% of our 403(b) sales in 2021.
Group Retirement products are also distributed through third-party firms and directly to customers online. We have a digital engagement strategy to supplement our traditional advisor-based model. This includes engaging existing clients to increase contributions online. The program uses data analysis combined with digital media to engage educators, teach them about their retirement needs and increase awareness of our products and services. Due to effects of the COVID-19 pandemic, we accelerated our digital adoption programs, leading to improved outcomes for clients, advisors, and the Company. We developed digital tools and enhanced our remote engagement with our educator clients, which is resulting in improved retention and increases in retirement plan contributions.
The following table presents first year premium by distribution channel for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
FYP by Distribution
Equitable Advisors	$1,155	$1,078	$1,341
Third-Party	151	98	147
Total	$1,306	$1,176	$1,488
Competition
We compete with select insurance companies, asset managers, record keepers and diversified financial institutions that target similar market segments. Competition varies in all market segments with no one company dominating. In the K–12 public education market, competitors are primarily insurance-based providers that focus on school districts. In the small and medium-sized business market, the primary competitors are insurance-based providers and mutual fund companies. The main features that distinguish our offering to clients include our RBG distribution model, the product features we offer to clients, including guarantees, and our financial strength.
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
Risk Management
We design our Group Retirement products with the goal of providing attractive features to clients that also minimize risks to us. To mitigate risks to our General Account from fluctuations in interest rates, we apply a variety of techniques that align well with a given product type. We designed our GIO to comply with the NAIC minimum rate (1.0% for new issues), and our 403(b) products that we currently sell include a contractual provision that enables us to limit transfers into the GIO. As most defined contribution plans allow participants to borrow against their accounts, we have made changes to our loan repayment processes to minimize participant loan defaults and to facilitate loan repayments to the participant’s current investment allocation as opposed to requiring repayments only to the GIO. In the 401(k) and 457(b) markets, we may charge a market value adjustment on the assets of the GIO when a plan sponsor terminates its agreement with us. We also prohibit direct transfers to fixed income products that compete with the GIO, which protects the principal in the General Account in a rising interest rate environment.
In the Tax-Exempt market, the benefits include a minimum guaranteed interest rate on our GIO, return of premium death benefits and limited optional GMxB features. The utilization of GMxB features is low. In the Corporate market, the products that we sell today do not offer death benefits in excess of the AV.

As of December 31, 2021, approximately 59% of our General Account AV has a minimum guaranteed rate of 3-4%. Given the growth in net flows to our newer products and the slowing in flows to older blocks due to retirement, we expect that guarantees at a rate over 3% will continue to diminish as a percentage of our overall General Account AV. The table below illustrates the guaranteed minimum rates applicable to our General Account AV for products with the GIO, as of December 31, 2021.

Total General
Guaranteed Minimum Interest Rate	Account AV
(in billions)
1 – < 2%	$3.7
2 – < 3%	1.4
3%	7.1
4%	0.2
Total	$12.4
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

Investment Management and Research
Our Investment Management and Research business provides diversified investment management, research and related services globally to a broad range of clients through AB’s three buy-side distribution channels: Institutions, Retail and Private Wealth Management, and AB’s sell-side business, Bernstein Research Services. AB Holding is a master limited partnership publicly listed on the NYSE. We own an approximate 65% economic interest in AB. As the general partner of AB, we have the authority to manage and control its business, and accordingly, this segment reflects AB’s consolidated financial results.
Our Investment Management and Research business had approximately $778.6 billion in AUM as of December 31, 2021, composed of 46% equities, 41% fixed income and 13% multi-asset class solutions, alternatives and other assets. By distribution channel, institutional clients represented 43% of AUM, while retail and private wealth management clients represented 41% and 16% respectively, as of December 31, 2021.
AB has a suite of actively managed, differentiated equity and fixed income services, delivering strong risk-adjusted returns. For instance, 72% of AB’s fixed income services and 49% of AB’s equity services have outperformed their benchmarks over the three-year period ended December 31, 2021. Additionally, at year-end 2021, 76% of AB’s U.S. Fund assets and 59% of AB’s Non-U.S. Fund assets were rated either 4 or 5-stars by Morningstar.
Bernstein Research Services has received top Institutional Investor rankings and Private Wealth Management ranks among the top 20 wealth management firms in the United States, according to Barron’s.
We are AB’s largest client. We represented 17% of AB’s total AUM as of December 31, 2021 and 3% of AB’s net revenues for the year ended December 31, 2021.
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
•Retail Services—servicing its retail clients, primarily by means of retail mutual funds sponsored by AB or EIMG, sub-advisory relationships with mutual funds sponsored by third parties, separately-managed account programs sponsored by financial intermediaries worldwide and other investment vehicles.
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
Research
AB’s high-quality, in-depth research is the foundation of its business. AB believes that its global team of research professionals, whose disciplines include economic, fundamental equity, fixed income and quantitative research, gives it a competitive advantage in achieving investment success for its clients. AB also has experts focused on multi-asset strategies, wealth management, ESG, and alternative investments.
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
Distribution Channels
AB distributes its products and solutions through three main client channels: Institutional, Retail and Private Wealth Management.
Institutional
AB offers to its institutional clients, which include private and public pension plans, foundations and endowments, insurance companies, central banks and governments worldwide, and Holdings and its subsidiaries, separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles (“Institutional Services”).
AB manages the assets of its institutional clients pursuant to written investment management agreements or other arrangements, which generally are terminable at any time or upon relatively short notice by either party. In general, AB’s written investment management agreements may not be assigned without the client’s consent.
Retail
AB provides investment management and related services to a wide variety of individual retail investors globally through retail mutual funds AB sponsors, mutual fund sub-advisory relationships, separately-managed account programs and other investment vehicles (“Retail Products and Services”).
AB distributes its Retail Products and Services through financial intermediaries, including broker-dealers, insurance sales representatives, banks, registered investment advisers and financial planners. These products and services include open-end and closed-end funds that are either (i) registered as investment companies under the Investment Company Act or (ii) not registered under the Investment Company Act and generally not offered to U.S. persons. They also include separately-managed account programs, which are sponsored by financial intermediaries and generally charge an all-inclusive fee covering investment management, trade execution, asset allocation, and custodial and administrative services. In addition, AB provides distribution, shareholder servicing, transfer agency services and administrative services for its Retail Products and Services.
Private Wealth Management
AB partners with its clients, embracing innovation and independent research to address increasingly complex challenges. AB’s clients include high net worth individuals and families who have created generational wealth as successful business owners, athletes, entertainers, corporate executives and private practice owners. AB also provides investment and wealth advice to foundations and endowments, family offices and other entities. AB’s flexible investment platform offers a range of solutions, including separately-managed accounts, hedge funds, mutual funds and other investment vehicles, tailored to meet each distinct client’s needs. AB’s investment platform is complimented with a wealth platform that includes complex tax and estate planning, pre-IPO and pre-transaction planning, multi-generational family engagement, and philanthropic advice in addition to tailored approaches to meeting the unique needs of emerging wealth and multi-cultural demographics.
AB manages these accounts pursuant to written investment advisory agreements, which generally are terminable at any time or upon relatively short notice by any authorized party, and may not be assigned without the client’s consent.

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
AUM
AUM by distribution channel were as follows:

	December 31,
	2021	2020	2019
	(in billions)
Institutions	$337.1	$315.6	$282.7
Retail	319.9	265.3	239.2
Private Wealth Management	121.6	105.0	101.0
Total	$778.6	$685.9	$622.9

AUM by investment service were as follows:

	December 31,
	2021	2020	2019
	(in billions)
Equity
Actively Managed	$287.6	$217.8	$177.2
Passively Managed (1)	71.6	64.5	60.1
Total Equity	359.2	282.3	237.3

Fixed Income
Actively Managed
Taxable	246.3	263.2	258.3
Tax-exempt	57.1	50.3	47.1
Total Actively Managed	303.4	313.5	305.4
Passively Managed (1)	13.2	8.5	9.3
Total Fixed Income	316.6	322.0	314.7

Alternatives/Multi-Asset Solutions (2)
Actively Managed	97.3	79.1	69.3
Passively Managed (1)	5.5	2.5	1.6
Total Other	102.8	81.6	70.9
Total	$778.6	$685.9	$622.9
_____________
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services. Prior to December 31, 2020, this investment service line was disclosed as "Other." In order to reflect the increasing significance of our Alternatives and Multi-Asset Solutions services, we updated the investment service line to "Alternatives and Multi-Asset Solutions."

Changes in AUM for the years ended December 31, 2021 and 2020 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth Management	Total
	(in billions)
Balance, December 31, 2020	$315.6	$265.3	$105.0	$685.9
Long-term flows:
Sales/new accounts	31.7	100.0	18.3	150.0
Redemptions/terminations	(23.4)	(65.1)	(15.3)	(103.8)
Cash flow/unreinvested dividends	(6.0)	(14.1)	—	(20.1)
Net long-term inflows (outflows) (1)	2.3	20.8	3.0	26.1
Transfers	(0.2)	0.2	—	—
Market appreciation (depreciation)	19.4	33.6	13.6	66.6
Net change	21.5	54.6	16.6	92.7
Balance, December 31, 2021	$337.1	$319.9	$121.6	$778.6

	Distribution Channel
	Institutions	Retail	Private Wealth Management	Total
	(in billions)
Balance, December 31, 2019	$282.7	$239.2	$101.0	$622.9
Long-term flows:
Sales/new accounts	30.9	78.9	14.3	124.1
Redemptions/terminations	(23.3)	(69.5)	(16.5)	(109.3)
Cash flow/unreinvested dividends	(6.6)	(11.0)	0.2	(17.4)
Net long-term inflows (outflows) (1)	1.0	(1.6)	(2.0)	(2.6)
Acquisitions	—	0.2	—	0.2
Transfers	1.4	(0.6)	(0.8)	—
Market appreciation	30.5	28.1	6.8	65.4
Net change	32.9	26.1	4.0	63.0
Balance, December 31, 2020	$315.6	$265.3	$105.0	$685.9
______________
(1) Institutional net flows include $1.3 billion and $11.8 billion of AXA redemptions of certain low-fee fixed income mandates for 2021 and 2020, respectively.

	Investment Services
	Equity Actively Managed	Equity Passively Managed (1)	Fixed Income Actively Managed—Taxable	Fixed Income Actively Managed—Tax Exempt	Fixed Income Passively Managed (1)	Alternatives /Multi-Asset Solutions (2)	Total
	(in billions)
Balance, December 31, 2020	$217.8	$64.5	$263.2	$50.3	$8.5	$81.6	$685.9
Long-term flows:
Sales/new accounts	72.9	1.4	44.9	13.5	4.6	12.7	150.0
Redemptions/terminations	(39.6)	(1.1)	(52.6)	(7.8)	(0.4)	(2.3)	(103.8)
Cash flow/unreinvested dividends	(11.4)	(7.8)	(2.2)	0.3	0.8	0.2	(20.1)
Net long-term inflows (outflows) (3)	21.9	(7.5)	(9.9)	6.0	5.0	10.6	26.1
Market appreciation (depreciation)	47.9	14.6	(7.0)	0.8	(0.3)	10.6	66.6
Net change	69.8	7.1	(16.9)	6.8	4.7	21.2	92.7
Balance, December 31, 2021	$287.6	$71.6	$246.3	$57.1	$13.2	$102.8	$778.6

	Investment Services
	Equity Actively Managed	Equity Passively Managed (1)	Fixed Income Actively Managed—Taxable	Fixed Income Actively Managed—Tax Exempt	Fixed Income Passively Managed (1)	Alternatives /Multi-Asset Solutions (2)	Total
	(in billions)
Balance, December 31, 2019	$177.2	$60.1	$258.3	$47.1	$9.3	$70.9	$622.9
Long-term flows:
Sales/new accounts	51.4	1.7	54.3	10.3	—	6.4	124.1
Redemptions/terminations	(36.7)	(1.9)	(58.3)	(9.5)	(0.3)	(2.6)	(109.3)
Cash flow/unreinvested dividends	(7.3)	(4.4)	(5.8)	0.2	(1.3)	1.2	(17.4)
Net long-term inflows (outflows) (3)	7.4	(4.6)	(9.8)	1.0	(1.6)	5.0	(2.6)
Acquisitions	—	—	—	—	—	0.2	0.2
Market appreciation	33.2	9.0	14.7	2.2	0.8	5.5	65.4
Net change	40.6	4.4	4.9	3.2	(0.8)	10.7	63.0
Balance, December 31, 2020	$217.8	$64.5	$263.2	$50.3	$8.5	$81.6	$685.9
______________
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services. Prior to December 31, 2020, this investment service line was disclosed as "Other." In order to reflect the increasing significance of our Alternatives and Multi-Asset Solutions services, we updated the investment service line to "Alternatives and Multi-Asset Solutions."
(3)Fixed income – taxable investment service net flows include $1.3 billion and $11.8 billion of AXA redemptions of certain low-fee fixed income mandates for 2021 and 2020, respectively.
Net long-term inflows (outflows) for actively managed investment services as compared to passively managed investment services for the years ended December 31, 2021, 2020 and 2019, respectively, are as follows:

	Year Ended December 31,
	2021	2020	2019
	(in billions)
Actively Managed
Equity	$21.9	$7.4	$4.0
Fixed Income	(3.9)	(8.8)	21.7
Alternatives/Multi-Asset Solutions	8.3	4.5	4.0
	26.3	3.1	29.7

	Year Ended December 31,
	2021	2020	2019
	(in billions)
Passively Managed
Equity	$(7.5)	$(4.6)	$(4.1)
Fixed Income	5.0	(1.6)	(0.9)
Alternatives/Multi-Asset Solutions	2.3	0.5	0.5
	(0.2)	(5.7)	(4.5)
Total net long-term inflows (outflows)	$26.1	$(2.6)	$25.2

Average AUM by distribution channel and investment service were as follows:

	Year Ended December 31,
	2021	2020	2019
	(in billions)
Distribution Channel:
Institutions	$325.7	$285.9	$265.4
Retail	291.0	236.5	212.3
Private Wealth Management	114.1	97.1	96.5
Total	$730.8	$619.5	$574.2
Investment Service:
Equity Actively Managed	$252.2	$179.8	$158.4
Equity Passively Managed (1)	68.7	57.1	56.4
Fixed Income Actively Managed – Taxable	253.1	254.4	239.7
Fixed Income Actively Managed – Tax-exempt	53.8	47.9	44.6
Fixed Income Passively Managed (1)	9.6	9.4	9.4
Alternatives/Multi-Asset Solutions (2)	93.4	70.9	65.7
Total	$730.8	$619.5	$574.2
___________
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services. Prior to December 31, 2020, this investment service line was disclosed as "Other." In order to reflect the increasing significance of our Alternatives and Multi-Asset Solutions services, we updated the investment service line to "Alternatives and Multi-Asset Solutions."
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

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Investment advisory and services fees:
Institutions:
Base fees	$540	$458	$451
Performance-based fees	46	53	28
	586	511	479
Retail:
Base fees	1,442	1,187	1,076
Performance-based fees	51	24	23
	1,493	1,211	1,099

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Private Wealth Management:
Base fees	967	818	845
Performance-based fees	149	55	49
	1,116	873	894
Total:
Base fees	2,949	2,463	2,372
Performance-based fees	246	132	100
	3,195	2,595	2,472
Bernstein Research Services	452	460	408
Distribution revenues	652	530	455
Dividend and interest income	39	51	104
Investment (losses) gains	(1)	(16)	39
Other revenues	108	105	98
Total revenues	4,445	3,725	3,576
Less: Interest expense	4	16	57
Net revenues	$4,441	$3,709	$3,519

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
We offer a targeted range of life insurance products aimed at serving the financial needs of our clients throughout their lives. Our product offerings include VUL, IUL and term life products, which represented 80%, 12% and 8% of our total life insurance annualized premium, respectively, for the year ended December 31, 2021. Our products are distributed through Equitable Advisors and select third-party firms. We benefit from a long-term, stable distribution relationship with Equitable Advisors, with Equitable Advisors representing approximately 77% of our total life insurance sales for the year ended December 31, 2021.
In 2015, we entered the employee benefits market focusing on small and medium-sized businesses, a target market for our life insurance and Group Retirement 401(k) businesses. Our core products consist of Group Life Insurance (including Accidental Death & Dismemberment), Supplemental Life, Dental, Vision, Short-Term Disability and Long-Term Disability. In 2020, we launched our voluntary products including Critical Illness and Accident. Our Employee Benefits’ solutions are distributed through the traditional broker channel, strategic partnerships (medical partners, professional employer associations (PEOs), and associations), General Agencies, TPAs and Retail Equitable Advisors. We believe our EB360 technology platform is a differentiator and will further augment our solutions for small and medium-sized businesses.

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
Products
Our life insurance products are primarily designed to help individuals and small and medium-sized businesses with protection, wealth accumulation and transfer of wealth at death, as well as corporate planning solutions including non-qualified deferred compensation, succession planning and key person insurance . We target select segments of the life insurance market: permanent life insurance, including IUL and VUL products and term insurance. In recent years, we have refocused our product offering and distribution towards less capital intensive, higher return accumulation and protection products. For example, in January 2021, we discontinued offering our most interest rate sensitive IUL product (“IUL Protect”). We plan to grow our operating earnings over time through earnings generated from sales of our repositioned product portfolio and by proactively managing and optimizing our in-force book.

Permanent Life Insurance. Our permanent life insurance offerings are built on the premise that all clients expect to receive a benefit from the policy. The benefit may take the form of a life insurance death benefit paid at time of death or access while living to cash that has accumulated in the policy on a tax-favored basis. In each case, the value to the client comes from access to a broad spectrum of equity or fixed interest investments that accumulate the policy value at rates of return consistent with the market.
We have three permanent life insurance offerings built upon a UL insurance framework: IUL, VUL and COLI targeting the small and medium-sized business market. UL policies offer flexible premiums, and generally offer the policyholder the ability to choose one of two death benefit options: a level benefit equal to the policy’s original face amount or a variable benefit equal to the original face amount plus any existing policy AV. Our insurance products include single-life and second-to-die (i.e., survivorship) products.
IUL. IUL uses an equity-linked approach for generating policy investment returns. The equity linked options provide upside return based on an external equity-based index (e.g., S&P 500) subject to a cap. In exchange for this cap on investment returns, the policy provides downside protection in that annual investment returns are floored at zero, protecting the policyholder in the event of a market movement down. As noted above, the performance of any UL insurance policy also depends on the level of policy charges. For further discussion, see “—Pricing and Fees.”

VUL. VUL uses a series of investment options to generate the investment return allocated to the cash value. The sub-accounts are similar to retail mutual funds: a policyholder can invest policy values in one or more underlying investment options offering varying levels of risk and growth potential. These provide long-term growth opportunities, tax-deferred earnings and the ability to make tax-free transfers among the various sub-accounts. In addition, the policyholder can invest premiums in a guaranteed interest option, as well as an investment option we call the MSO, which provides downside protection from losses in the index up to a specified percentage. Our COLI product is a VUL insurance product tailored specifically to support executive benefits in the small business market.
We work with employees of EIMG to identify and include appropriate underlying investment options in our variable life products, as well as to control the costs of these options.
Term Life. Term life provides basic life insurance protection for a specified period of time and is typically a client’s first life insurance purchase due to its simple design providing basic income protection. Life insurance benefits are paid if death occurs during the term period, as long as required premiums have been paid. The required premiums are guaranteed not to increase during the term period, otherwise known as a level pay or fixed premium. Our term products include conversion features that allow the policyholder to convert their term life insurance policy to permanent life insurance within policy limits.
Other Benefits. We offer a portfolio of riders to provide clients with additional flexibility to protect the value of their investments and overcome challenges. Our Long-Term Care Services Rider provides an acceleration of the policy death benefit in the event of a chronic illness and has been elected on 28% of all eligible policies and elected on 21% of all new policies sold during the year ended December 31, 2021. The MSO, referred to above and offered via a policy rider on our variable life products, provides policyholders with the opportunity to manage volatility.
The following table presents individual life insurance annualized premiums for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Annualized Premium
Indexed Universal Life	$25	$60	$77
Variable Universal Life	169	91	107
Term	16	18	20
Other (1)	—	—	2
Total	$210	$169	$206
______________
(1)For the individual life insurance in-force, other includes current assumption universal life insurance, whole life insurance and other products available for sale but not actively marketed.
The following table presents individual life insurance FYP and renewals by product and total gross premiums for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
FYP by Product Line
Universal Life	$—	$—	$2
Indexed Universal Life	45	144	203
Variable Universal Life	287	144	181
Term	16	18	20
Other (1)	1	1	1
Total	$349	$307	$407

Renewals by Product Line
Universal Life	$824	$845	$895
Indexed Universal Life	310	276	248
Variable Universal Life	968	947	921
Term	379	375	498
Other (1)	19	19	22
Total	$2,500	$2,462	$2,584

Total Gross Premiums	$2,849	$2,769	$2,991
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
The following table presents our in-force face amount and Protection Solutions Reserves as of the dates indicated, respectively, for the individual life insurance products we offer:

	December 31,
	2021	2020	2019
	(in billions)
In-force face amount by product: (1)
Universal Life (2)	$45.9	$48.7	$53.3
Indexed Universal Life	27.9	27.7	25.8
Variable Universal Life (3)	132.8	127.7	127.5
Term (4)	215.4	215.2	234.9
Whole Life	1.2	1.3	1.4
Total in-force face amount	$423.2	$420.6	$442.9

	December 31,
	2021	2020	2019
	(in millions)
Protection Solutions Reserves (5)
General Account	$18,625	$18,905	$17,300
Separate Accounts	17,012	14,771	13,616
Total Protection Solutions Reserves	$35,637	$33,676	$30,916
______________

(1)Does not include life insurance sold as part of our employee benefits business as it is a start-up business with a limited amount of in-force policies.
(2)UL includes guaranteed universal life insurance products.
(3)VUL includes variable life insurance and COLI.
(4)Decrease from 2019 to 2020 was driven by the sale of USFL.
(5)Does not include Protection Solutions Reserves for our employee benefits business as it is a start-up business and therefore has immaterial in-force policies.

In order to optimize our capital efficiency and improve the profitability of new business, in 2009, we made a strategic decision to exit the GUL insurance and 30-year term life insurance markets. In recent years, we have refocused our product offering and distribution towards less capital intensive, higher return accumulation and protection products. For example, in January 2021, we discontinued offering our most interest sensitive IUL product (IUL Protect). The following chart shows this shift in our product sales (annualized premiums) from 2008 to 2021:

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
Distribution
We primarily distribute life insurance through two channels: Equitable Advisors and third-party firms. We are shifting our third-party distribution focus in 2021 to bypass intermediaries by working directly with broker dealers and registered investment advisors that assist clients. This shift will allow us to build stronger distribution by aligning directly with experienced life producers and by providing digital, transactional capabilities to non-life experts, such as investment advisors. As part of this restructuring, we have aligned our Retail and Third-Party wholesalers into one Omni Channel.
The following table presents individual life insurance annualized premium by distribution channel for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Annualized Premium by Distribution
Equitable Advisors	$162	$126	$157
Third-Party Firms	48	42	49
Total	$210	$168	$206
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
We continue to research and develop guideline changes to increase the efficiency of our underwriting process (e.g., through the use of predictive models), both from an internal cost perspective and our customer experience perspective. For example due to effects of the COVID-19 pandemic, we modified our underwriting policies to offer a fluid-less, touchless process to help more clients access the protection they need.
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
Captive Reinsurance. EQ AZ Life Re Company reinsures a 90% quota share of level premium term insurance issued by Equitable Financial on or after March 1, 2003 through December 31, 2008 and 90% of the risk of the lapse protection riders under UL insurance policies issued by Equitable Financial on or after June 1, 2003 through June 30, 2007 and those issued by Equitable America on or after June 1, 2003 through June 30, 2007 on a 90% quota share basis as well as excess claims relating to certain variable annuities with GMIB riders issued by Equitable Financial. We use captive reinsurance as part of our capital management strategy. For additional information regarding our use of captives, see “—Regulation—Insurance Regulation—Captive Reinsurance Regulation and Variable Annuity Capital Standards”, “Risk Factors—Risks Relating to Our Retirement and Protection Businesses—Risks Relating to Reinsurance and Hedging—Our reinsurance arrangement with an affiliated captive” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Captive Reinsurance Company.”
Hedging
We hedge the exposure contained in our IUL products and the MSO rider we offer on our VUL products. These products and riders allow the policyholder to participate in the performance of an index price movement up to certain caps and/or protect the policyholder in a movement down for a set period of time. In order to support our obligations under these investment options, we enter into derivatives contracts whose payouts, in combination with returns from the underlying fixed income investments, seek to replicate those of the index price, subject to prescribed caps and buffers.
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
Products
Our products are designed to provide valuable protection for employees as well as help employers attract employees and control costs. We currently offer a suite of Group Life Insurance (including Accidental Death & Dismemberment), Supplemental Life, Dental, Vision, Short-Term Disability, Long-Term Disability, Critical Illness and Accident insurance products.

The following table presents employee benefits gross premiums and annualized premium for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Employee Benefits Gross Premiums
Group life insurance sales	$82	$64	$53
Short-term disability	44	25	17
Long-term disability	43	30	21
Dental	40	28	15
Vision	6	4	—
Other (1)	1	—	—
Total	$216	$151	$106

Annualized premium	$76	$52	$52
_______________
(1) Other includes Critical Illness and Accident insurance products.
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
Distribution
Our Employee Benefits’ solutions are distributed through the traditional broker channel, strategic partnerships (medical partners, PEOs, and associations), General Agencies, TPAs and Equitable Advisors.
Competition
The employee benefits space is a competitive environment. The main factors of competition include price, quality of customer service and claims management, technological capabilities, quality of distribution and financial strength ratings. In this market, we compete with several companies offering similar products. In addition, there is competition in attracting brokers to actively market our products. Key competitive factors in attracting brokers include product offerings and features, financial strength, support services and compensation.
Underwriting
We manage the underwriting process to facilitate quality sales and serve the needs of our customers, while supporting our financial strength and business objectives. The application of our underwriting guidelines is continuously monitored through internal underwriting controls and audits to achieve high standards of underwriting and consistency.
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
Reinsurance
We reinsure our group life, disability, critical illness, and accident products. These treaties include both quota share reinsurance and excess of loss. Specifics of each treaty vary by product and support our risk management objectives.
Corporate and Other
Corporate and Other includes certain of our financing and investment expenses. It also includes: the Equitable Advisors broker-dealer business, Closed Block, run-off group pension business, run-off health business, benefit plans for our employees and certain unallocated items, including capital and related investments, interest expense and corporate expense. AB’s results of operations are reflected in the Investment Management and Research segment. Accordingly, Corporate and Other does not include any items applicable to AB.
Equitable Advisors Broker-Dealer Business
Equitable Advisors provides financial planning and advice, insurance and savings solutions, as well as full-service brokerage services through our financial advisors who have access to a broad selection of both affiliated and non-affiliated products to help clients meet their financial needs. While the revenue from retirement and protection products sold through Equitable Advisors is recognized within the Individual Retirement, Group Retirement and Protection Solutions segments, Corporate and Other includes revenue from the AUA of the Equitable Advisors broker-dealer business. As of December 31, 2021, the Equitable Advisors broker-dealer business included $83 billion in AUA.
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
For additional information on the Closed Block, see Note 6 of the Notes to these Consolidated Financial Statements.
Equitable Investment Management
EIMG is the investment manager and formerly the administrator for our proprietary variable funds. On June 22, 2021, Equitable Holdings completed the formation of Equitable Investment Management, LLC, (“EIM”, and collectively with EIMG, “Equitable Investment Management”), a wholly owned indirect subsidiary of Holdings. Effective August 1, 2021, the Board of Trustees of EQAT, EQ Premier VIP and 1290 Funds (each, a “Trust” and collectively, the “Trusts”) terminated EIMG as administrator of the Trusts, and EIM entered into certain administrative agreements with each Trust. In addition, on October 1, 2021, Equitable Financial entered into an investment advisory and management agreement by which EIM became the investment manager for the Equitable Financial’s general account portfolio.
Equitable Investment Management supports each of our retirement and protection businesses. Accordingly, Equitable Investment Management results are embedded in the Individual Retirement, Group Retirement and Protection Solutions segments. EIMG helps add value and marketing appeal to our retirement and protection solutions products by bringing investment management expertise and specialized strategies to the underlying investment lineup of each product. In addition, by advising on an attractive array of proprietary investment portfolios (each, a “Portfolio,” and together, the “Portfolios”), EIMG brings investment acumen, financial controls and economies of scale to the construction of underlying investment options for our products.
EIMG provides investment management to proprietary investment vehicles sponsored by the Company, including investment companies that are underlying investment options for our variable insurance and annuity products. EIMG is registered as an investment adviser under the Investment Advisers Act. EIMG serves as the investment adviser to each Trust —and to two private investment trusts established in the Cayman Islands. Each Trust and private investment trusts is a “series” type of trust with multiple Portfolios. EIMG provides discretionary investment management services to the Portfolios, including, among other things, (1) portfolio management services for the Portfolios; (2) selecting, monitoring and overseeing investment sub-advisers; and (3) developing and executing asset allocation strategies for multi-advised Portfolios and Portfolios structured as funds-of-funds. EIMG is further charged with ensuring that the other parts of the Company that interact with the Trusts, such as product management, the distribution system and the financial organization, have a specific point of contact.

EIMG has a variety of responsibilities for the management of its investment company clients. One of EIMG’s primary responsibilities is to provide clients with portfolio management and investment advisory services, principally by reviewing whether to appoint, dismiss or replace sub-advisers to each Portfolio, and thereafter monitoring and reviewing each sub-adviser’s performance through qualitative and quantitative analysis, as well as periodic in-person, telephonic and written consultations with the sub-advisers. Currently, EIMG has entered into sub-advisory agreements with more than 45 different sub-advisers, including AB. Another primary responsibility of EIMG is to develop and monitor the investment program of each Portfolio, including Portfolio investment objectives, policies and asset allocations for the Portfolios, select investments for Portfolios (or portions thereof) for which it provides direct investment selection services, and ensure that investments and asset allocations are consistent with the guidelines that have been approved by clients.
EIM provides administrative services to the Portfolios effective August 1, 2021. The administrative services that EIM provides to the Portfolios include, among others, coordination of each Portfolio’s audit, financial statements and tax returns; expense management and budgeting; legal administrative services and compliance monitoring; portfolio accounting services, including daily net asset value accounting; risk management; oversight of proxy voting procedures and an anti-money laundering program.
EIM also provides investment management services to the Equitable Financial’s General Account portfolio. EIM provides non-discretionary investment advisory and asset management services including, but not limited to, providing investment advice on strategic investment management activities, asset strategies through affiliated and unaffiliated asset managers, strategic oversight of the General Account portfolio, portfolio management, yield/duration optimization, asset liability management, asset allocation, liquidity and close alignment to business strategies, as well as advising on other services in accordance with the investment advisory and management agreement. Subject to oversight and supervision by EIM, EIM may delegate any of its duties with respect to some or all of the assets of the General Account to a sub-adviser.
Regulation
Insurance Regulation
Our insurance subsidiaries are licensed to transact insurance business and are subject to extensive regulation and supervision by insurance regulators, in all 50 states of the United States, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and nine of Canada’s thirteen provinces and territories. The primary regulator of an insurance company, however, is located in its state of domicile. Equitable Financial is domiciled in New York and is primarily regulated by the superintendent of the NYDFS. Equitable America and EQ AZ Life Re are domiciled in Arizona and are primarily regulated by the Director of Insurance of the Arizona Department of Insurance and Financial Institutions. Equitable L&A is domiciled in Colorado and is primarily regulated by the Commissioner of Insurance of the Colorado Division of Insurance. The extent of regulation by jurisdiction varies, but most jurisdictions have laws and regulations governing the financial aspects and business conduct of insurers. State laws in the United States grant insurance regulatory authorities broad administrative powers with respect to, among other things, licensing companies to transact business, sales practices, establishing statutory capital and reserve requirements and solvency standards, reinsurance and hedging, protecting privacy, regulating advertising, restricting the payment of dividends and other transactions between affiliates, permitted types and concentrations of investments and business conduct to be maintained by insurance companies as well as agent and insurance producer licensing, and, to the extent applicable to the particular type of insurance, approval or filing of policy forms and rates. Insurance regulators have the discretionary authority to limit or prohibit new issuances of business to policyholders within their jurisdictions when, in their judgment, such regulators determine that the issuing company is not maintaining adequate statutory surplus or capital. Additionally, the New York Insurance Law limits sales commissions and certain other marketing expenses that Equitable Financial may incur.
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

Each of our insurance subsidiaries is required to file detailed annual and, with the exception of EQ AZ Life Re, quarterly financial statements, prepared on a statutory accounting basis or in accordance with other accounting practices prescribed or permitted by the applicable regulator, with supervisory agencies in each of the jurisdictions in which such subsidiary does business. The NAIC has approved a series of uniform SAP that has been adopted by all state insurance regulators, in some cases with certain modifications. As a basis of accounting, SAP was developed to monitor and regulate the solvency of insurance companies. In developing SAP, insurance regulators were primarily concerned with ensuring an insurer’s ability to pay all its current and future obligations to policyholders. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary state. The values for assets, liabilities and equity reflected in financial statements prepared in accordance with U.S. GAAP are usually different from those reflected in financial statements prepared under SAP. See Note 18 of the Notes to these Consolidated Financial Statements.
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
State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. Under the New York insurance laws, which are applicable to Equitable Financial, a domestic stock life insurer may not, without prior approval of the NYDFS, pay an ordinary dividend to its stockholders exceeding an amount calculated based on a statutory formula (“Ordinary Dividend”). Dividends in excess of this amount require the insurer to file a notice of its intent to declare the dividends with the NYDFS and obtain prior approval or non-disapproval from the NYDFS with respect to such dividends (“Extraordinary Dividend”). Due to a permitted statutory accounting practice agreed to with the NYDFS, Equitable Financial will need the prior approval of the NYDFS to pay the portion, if any, of any Ordinary Dividend that exceeds the Ordinary Dividend that Equitable Financial would be permitted to pay under New York insurance law absent the application of such permitted practice (such excess, the “Permitted Practice Ordinary Dividend”).
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
State insurance holding company laws and regulations also regulate changes in control. State laws generally provide that no person, corporation or other entity may acquire control of a domestic insurance company, or any parent company of such insurance company, without the prior approval of the insurance company’s domiciliary state insurance regulator. Generally, any person acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company is presumed to have acquired “control” of the company. This statutory presumption may be rebutted by a showing that control does not exist in fact. State insurance regulators, however, may find that “control” exists in circumstances in which a person owns or controls, directly or indirectly, less than 10% of the voting securities.
The laws and regulations regarding acquisition of control transactions may discourage potential acquisition proposals and may delay or prevent a change of control involving us, including through unsolicited transactions that some of our shareholders might consider desirable.

NAIC
The mandate of the NAIC is to benefit state insurance regulatory authorities and consumers by promulgating model insurance laws and regulations for adoption by the states. The NAIC has established statutory accounting principles set forth in its Manual. However, a state may have adopted or in the future may adopt statutory accounting principles that differ from the Manual. Changes to the Manual or states’ adoption of prescribed differences to the Manual may impact the statutory capital and surplus of our U.S. insurance companies.
The NAIC’s Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA”), which has been enacted by our insurance subsidiaries’ domiciliary states requires insurers to maintain a risk management framework and conduct an internal risk and solvency assessment of the insurer’s material risks in normal and stressed environments. The assessment is documented in a confidential annual ORSA summary report, a copy of which must be made available to regulators as required or upon request.
The NAIC adopted the Corporate Governance Annual Disclosure Model Act, which has been adopted by our insurance subsidiaries’ domiciliary states, requires insurers to annually file detailed information regarding their corporate governance policies.
The NAIC amended the Standard Valuation Law to require a principle-based approach to reserving for life and annuity contracts, which resulted in corresponding amendments to the NAIC’s Valuation Manual (the “Valuation Manual”). Principle-based reserving is designed to better address reserving for life insurance and annuity products. It became effective on January 1, 2017 in the states where the amended Standard Valuation Law and Valuation Manual had been adopted, which was followed by a three-year phase-in period that ended on January 1, 2020. Principle-based reserving has been adopted by our insurance subsidiaries’ domiciliary states, although in New York, principle-based reserving became effective with the adoption of Regulation 213, which differs from the NAIC Standard Valuation Law, as discussed further below.
The NAIC has been focused on a macro-prudential initiative since 2017, that is intended to enhance risk identification efforts by building on the state-based regulation system through proposed potential enhancements in supervisory practices related to liquidity, recovery and resolution, capital stress testing and counterparty exposure concentrations for life insurers. In December 2020, the NAIC adopted amendments to the Model Holding Company Act and Regulation that implement requirements related to a liquidity stress-testing framework for certain large U.S. life insurers and insurance groups (based on amounts of certain types of business written or material exposure to certain investment transactions, such as derivatives and securities lending) that will be used as a regulatory tool. These amendments have to be adopted by state legislatures to become effective, including our insurance subsidiaries’ domiciliary states. We cannot predict whether state legislatures will adopt the amendments or what impact they would have on the Company.
The NAIC has also developed a group capital calculation tool using an RBC aggregation methodology for all entities within the insurance holding company system, including non-U.S. entities. The group capital calculation will provide U.S. solvency regulators with an additional analytical tool for conducting group-wide supervision. The NAIC’s amendments to the Model Holding Company Act and Regulation in 2020 also implement the Group Capital Calculation Template and Instructions as well as the annual filing requirement for the group capital calculation. These amendments have to be adopted by state legislatures to become effective, as discussed above.
Captive Reinsurance Regulation and Variable Annuity Capital Standards
We use an affiliated captive reinsurer as part of our capital management strategy. During the last few years, the NAIC and certain state regulators, including the NYDFS, have been scrutinizing insurance companies’ use of affiliated captive reinsurers or offshore entities.
The NAIC adopted a revised preamble to the NAIC accreditation standards (the “Standard”), effective as of January 1, 2016, that applies the Standard to captive insurers which assume level premium term life insurance (“XXX”) business and universal life with secondary guarantees (“AXXX”) business. The NAIC also approved a regulatory framework, the XXX/AXXX Reinsurance Framework, for XXX/AXXX transactions. The framework requires more disclosure of an insurer’s use of captives in its statutory financial statements and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. The XXX/AXXX Reinsurance Framework was implemented through an actuarial guideline (“AG 48”), which requires the actuary of the ceding insurer that opines on the insurer’s reserves to issue a qualified opinion if the framework is not followed. AG 48 applies prospectively, so that XXX/AXXX captives are not subject to AG 48 if reinsured policies were issued prior to January 1, 2015 and ceded so that they were part of a reinsurance arrangement as of December 31, 2014, as is the case for the XXX business and AXXX business reinsured by our Arizona captive. The Standard is satisfied if the applicable reinsurance transaction satisfies the XXX/AXXX Reinsurance Framework requirements. The NAIC also adopted the Term and Universal Life Insurance Reserving Financing Model Regulation which contains the same substantive requirements as AG 48, as amended by the NAIC, and it establishes uniform, national standards governing reserve financing arrangements pertaining to the term life and universal life insurance policies with secondary guarantees. The model regulation has not yet been adopted by our insurance subsidiaries’ domiciliary states, although it will become an NAIC accreditation standard as of September 1, 2022.
The NAIC adopted a new framework for variable annuity captive reinsurance transactions that became operational in 2020, which includes reforms that improve the statutory reserve and RBC framework for insurance companies that sell variable annuity products. Among other changes, the framework includes new prescriptions for reflecting hedge effectiveness, investment returns, interest rates, mortality and policyholder behavior in calculating statutory reserves and RBC. Overall, we believe the NAIC reform has moved variable annuity capital standards towards an economic framework which is consistent with how we manage our business. The Company adopted the NAIC reserve and capital framework for the year ended December 31, 2019.
As noted above, New York’s Regulation 213, which was adopted in 2019 and subsequently amended by the NYDFS, differs from the NAIC’s variable annuity reserve and capital framework described above. Regulation 213 does not materially affect Holdings’ GAAP financial condition, results of operations or stockholders’ equity. However, absent management action, Regulation 213 will require Holdings’ principal insurance subsidiary, Equitable Financial, to carry statutory basis reserves for its variable annuity contract obligations equal to the greater of those required under (i) the NAIC standard or (ii) a revised version of the NYDFS requirement in effect prior to the adoption of the regulation’s first amendment for contracts issued prior to January 1, 2020, and for policies issued after that date a new standard that we believe is more conservative than the NAIC standard. Absent management action, Regulation 213 will (i) negatively impact Equitable Financial’s surplus level and RBC ratio and (ii) materially and adversely affect Equitable Financial’s dividend capacity from 2021 and moving forward. These impacts would be more adverse in periods of rising equity and/or interest rate markets and they were exacerbated upon closing of the Venerable Transaction. As a holding company, Holdings relies on dividends and other payments from its subsidiaries and, accordingly, any material limitation on Equitable Financial’s dividend capacity could materially affect Holdings’ ability to return capital to stockholders through dividends and stock repurchases. Equitable Financial was granted a permitted practice by the NYDFS which partially mitigates the Regulation 213 impact of the Venerable Transaction to make the regulation’s application to Equitable Financial more consistent with the NAIC reserve and capital framework. Equitable Financial also entered into a reinsurance agreement with Swiss Re Life & Health America Inc. (“Swiss Re”), effective October 1, 2021, and we completed certain internal restructurings that increase cash flows to Holdings from non-life insurance entities, which further mitigate the impacts from Regulation 213. The Company is considering additional management actions intended to reduce the impact of Regulation 213 which could include seeking further amendment of Regulation 213 or exemptive relief therefrom, changing our underwriting practices to emphasize issuing variable annuity products out of affiliates which are not domiciled in New York, increasing the use of reinsurance and pursuing other corporate transactions. There can be no assurance that any management action individually or collectively will fully mitigate the impact of Regulation 213. Other state insurance regulators may also propose and adopt standards that differ from the NAIC framework. See Note 18 of the Notes to these Consolidated Financial Statements for additional detail on the permitted practice granted by the NYDFS.
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
Surplus and Capital; Risk Based Capital
Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of insurance companies, to limit or prohibit an insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. We report our RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items, as well as taking into account the risk characteristics of the insurer. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as a regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not meet or exceed certain RBC levels. The NAIC has approved RBC revisions for corporate bonds, real estate equity and longevity risk that took effect at year-end 2021 and are expected to have a modest net positive RBC impact on our insurance subsidiaries. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the RBC of each of our insurance subsidiaries was in excess of each of those RBC levels.
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
Certain of our subsidiaries, including Equitable Advisors, Equitable Distributors, SCB LLC and AllianceBernstein Investments, Inc., are registered as broker-dealers (collectively, the “Broker-Dealers”) under the Exchange Act. The Broker-Dealers are subject to extensive regulation by the SEC and are members of, and subject to regulation by, FINRA, a self-regulatory organization subject to SEC oversight. The Broker-Dealers are subject to the capital requirements of the SEC and FINRA, which specify minimum levels of capital (“net capital”) that the Broker-Dealers are required to maintain and also limit the amount of leverage that the Broker-Dealers are able to employ in their businesses. The SEC and FINRA also regulate the sales practices of the Broker-Dealers. In June 2020, Regulation Best Interest (“Regulation BI”) went into effect with respect to recommendation of securities and accounts to “retail customers,” defined generally as natural persons and their investment vehicles. Regulation BI requires the Broker-Dealers, when making a recommendation of any securities transaction or investment strategy involving securities (including account recommendations) to a retail customer to provide specified disclosures and act solely in the retail customer’s best interest. Moreover, in recent years, the SEC and FINRA have intensified their scrutiny of sales practices relating to variable annuities, variable life insurance and alternative investments, among other products. In addition, the Broker-Dealers are also subject to regulation by state securities administrators in those states in which they conduct business, who may also conduct examinations and direct inquiries to the Broker-Dealers.

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
Certain subsidiaries including EIMG, Equitable Advisors and AB and certain of its subsidiaries are registered as investment advisers under the Investment Advisers Act. The investment advisory activities of such registered investment advisers are subject to various federal and state laws and regulations and to the laws in those foreign countries in which they conduct business. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations.
EIMG is registered with the CFTC as a commodity pool operator with respect to certain portfolios and is also a member of the NFA. AB and certain of its subsidiaries are also separately registered with the CFTC as commodity pool operators and commodity trading advisers; SCB LLC is also registered with the CFTC as a commodity introducing broker. The CFTC is a federal independent agency that is responsible for, among other things, the regulation of commodity interests and enforcement of the CEA. The NFA is a self-regulatory organization to which the CFTC has delegated, among other things, the administration and enforcement of commodity regulatory registration requirements and the regulation of its members. As such, EIMG is subject to regulation by the NFA and CFTC and is subject to certain legal requirements and restrictions in the CEA and in the rules and regulations of the CFTC and the rules and by-laws of the NFA on behalf of itself and any commodity pools that it operates, including investor protection requirements and anti-fraud prohibitions, and is subject to periodic inspections and audits by the CFTC and NFA. EIMG is also subject to certain CFTC-mandated disclosure, reporting and record-keeping obligations.
Regulators, including the SEC, FINRA, the CFTC, NFA and state attorneys general, continue to focus attention on various practices in or affecting the investment management and/or mutual fund industries, including portfolio management, valuation, fee break points, and the use of fund assets for distribution.
We and certain of our subsidiaries have provided, and in certain cases continue to provide, information and documents to the SEC, FINRA, the CFTC, NFA, state attorneys general, the NYDFS and other state insurance regulators, and other regulators regarding our compliance with insurance, securities and other laws and regulations regarding the conduct of our businesses. For additional information on regulatory matters, see Note 18 of the Notes to these Consolidated Financial Statements.
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
Dodd-Frank Wall Street Reform and Consumer Protection Act
Currently, the U.S. federal government does not directly regulate the business of insurance. While the Dodd-Frank Act does not remove primary responsibility for the supervision and regulation of insurance from the states, Title V of the Dodd-Frank Act establishes the FIO within the U.S. Treasury Department and reforms the regulation of the non-admitted property and casualty insurance market and the reinsurance market. The Dodd-Frank Act also established the FSOC, which is authorized to subject non-bank financial companies, including insurers, to supervision by the Federal Reserve and enhanced prudential standards if the FSOC determines that a non-bank financial institution could pose a threat to U.S. financial stability. The FSOC modified the designation process by adopting an activities-based approach for identifying and addressing potential risks to financial stability, and it enhanced the analytical process, engagement and transparency of the designation process.
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
In addition, the FIO is empowered to request and collect data (including financial data) on and from the insurance industry and insurers (including reinsurers) and their affiliates. In such capacity, the FIO may require an insurer or an affiliate of an insurer to submit such data or information as the FIO may reasonably require. In addition, the FIO’s approval is required to subject a financial company whose largest U.S. subsidiary is an insurer to the special orderly liquidation process outside the federal bankruptcy code, administered by the FDIC pursuant to the Dodd-Frank Act. U.S. insurance subsidiaries of any such financial company, however, would be subject to rehabilitation and liquidation proceedings under state insurance law. The Dodd-Frank Act also reforms the regulation of the non-admitted property/casualty insurance market (commonly referred to as excess and surplus lines) and the reinsurance markets, including prohibiting the ability of non-domiciliary state insurance regulators to deny credit for reinsurance when recognized by the ceding insurer’s domiciliary state regulator.
Other aspects of our operations could also be affected by the Dodd-Frank Act, including:
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
The Dodd-Frank Act authorized the SEC and the CFTC to mandate that a substantial portion of OTC derivatives must be executed in regulated markets and be submitted for clearing to regulated clearinghouses and directed the CFTC and SEC to establish documentation, recordkeeping and registration requirements for swap dealers, major swap participants, security-based swap dealers and major security-based swap participants for swaps, security-based swaps and specified other derivatives that continued to trade on the OTC market. The Dodd-Frank Act also directed the SEC, CFTC, the Office of the Comptroller of the Currency, the Federal Reserve Board, the FDIC, the Farm Credit Administration, and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”), with respect to the respective entities they regulate, to develop margin rules for OTC derivatives and capital rules for regulated dealers and major participants. The Prudential Regulators completed substantially all of the required regulations by 2017, and the CFTC finalized one of its last remaining rules – the capital rules for swap dealers in July 2020. In December 2019 the SEC finalized and adopted the final set of rules related to security-based swaps, and the rules, including registration of dealers in security-based swaps, became effective on or prior to November 1, 2021.
As a result of the CFTC regulations, several types of CFTC-regulated swaps are required to be traded on swap execution facilities and cleared through a regulated DCO. Swaps and security-based swaps submitted for clearing are subject to minimum initial and variation margin requirements set by the relevant DCO or security-based swap clearing organization. Both swaps and security-based swaps are subject to transaction-reporting requirements.
Under the CFTC’s and SEC’s regulations, swaps and security-based swaps traded by a non-banking entity are currently subject to variation margin requirements as well as, for most entities, initial margin, as mandated by the CFTC and SEC. Under regulations adopted by the Prudential Regulators, both swaps and security-based swaps traded by banking entities are currently subject to variation margin requirements and, for most entities, initial margin requirements as well. Initial margin requirements imposed by the CFTC, the SEC and the Prudential Regulators are being phased in over a period of time. As a result, initial margin requirements took effect in September 2021 (which is the applicable date for us) and for smaller counterparties will take effect beginning September 2022. The CFTC regulations require us to post and collect variation margin (comprised of specified liquid instruments and subject to a required haircut) in connection with trading of swaps with CFTC-regulated swap dealers, and the regulations adopted by the Prudential Regulators require us to post and collect variation margin when trading either swaps or security-based swaps with a dealer regulated by the Prudential Regulators. SEC regulations require posting and collection of variation margin by both us and our counterparty but require posting of initial margin only by the entity facing the broker-dealer or security-based swap dealer but not the broker-dealer or security-based swap dealer itself.
In addition, regulations adopted by the Prudential Regulators that became effective in 2019 require certain bank-regulated counterparties and certain of their affiliates to include in qualified financial contracts, including many derivatives contracts, repurchase agreements and securities lending agreements, terms that delay or restrict the rights of counterparties, such as us, to terminate such contracts, foreclose upon collateral, exercise other default rights or restrict transfers of affiliate credit enhancements (such as guarantees) in the event that the bank-regulated counterparty and/or its affiliates are subject to certain types of resolution or insolvency proceedings. It is possible that these requirements in the market, could adversely affect our ability to terminate existing derivatives agreements or to realize amounts to be received under such agreements. The Dodd-Frank Act and related federal regulations and foreign derivatives requirements expose us to operational, compliance, execution and other risks, including central counterparty insolvency risk.

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
Broker-Dealer Regulation
The Dodd-Frank Act authorized the SEC to promulgate rules to provide that the standard of conduct for all broker-dealers, when providing personalized investment advice about securities to retail customers. In response, the SEC adopted Regulation BI, which became effective on June 30, 2020. Regulation BI also requires registered broker dealers and investment advisers to retail customers to file a client relationship summary (“Form CRS”) with the SEC and deliver copies of Form CRS to their retail customers. Form CRS provides disclosures from the broker-dealer or investment adviser about the applicable standard of conduct and conflicts of interest. The intent of these rules is to impose on broker-dealers an enhanced duty of care to their customers similar to that which applies to investment advisers under existing law. We have developed systems and processes and put in place policies and procedures to ensure that we are in compliance with Regulation Best Interest. In addition, FINRA and the SEC are currently focusing on examining compliance efforts with Regulation BI by broker-dealers.
Investment Adviser Regulation
Changes to the marketing requirements for registered investment advisers were adopted in December 2020 and become effective in November 2022. The changes amend existing Rule 206(4)-1 under the Investment Advisers Act and incorporate aspects of Investment Advisers Act Rule 206(4)-3, which the SEC simultaneously rescinded in its entirety. The amended rules impose a number of new requirements that will affect marketing of certain advisory products, including, in particular, private funds. We are currently working diligently to implement policies and procedures on or prior to the effective date for the amended rule.
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
In the wake of the March 2018 federal appeals court decision to vacate the 2016 DOL Fiduciary Rule, the DOL announced its intention to issue revised fiduciary investment advice regulations. In December 2020, the DOL finalized a “best interest” prohibited transaction exemption (“PTE 2020-02”) for investment advice fiduciaries under ERISA, and the Code, which now has an enforcement date of January 31, 2022. PTE 2020-02 includes the DOL’s interpretation of the five-part test under ERISA and the Code for determining fiduciary status that was in effect prior to the 2016 DOL Fiduciary Rule, although the scope of PTE 2020-02 extends to rollover transactions if they constitute “investment advice” under the five-part test. If fiduciary status is triggered, PTE 2020-02 prescribes a set of impartial conduct standards and disclosure obligations that are intended to be consistent with the SEC’s Regulation Best Interest. We have devoted significant time and resources towards coming into compliance with PTE 2020-02, which became effective on February 16, 2021, but do not expect the new rules to have a material impact on our business. However, in June 2021 the DOL updated its formal regulatory agenda to include issuance of a proposed rule-making by year-end 2021 that would further amend its fiduciary regulations, including PTE 2020-02 and, possibly, other existing prohibited transaction exemptions.

In addition, in January 2020, the NAIC revised the Suitability in Annuity Transactions Model Regulation to apply a best interest of the consumer standard on insurance producers’ annuity recommendations and to require that insurers supervise such recommendations. Several state regulators have adopted the revised regulation, including in one of our insurance subsidiaries’ domiciliary states, while others are currently considering doing so or instead issuing standalone impartial conduct standards applicable to annuity and, in some cases, life insurance transactions. For example, the NYDFS amended Regulation 187 - Suitability and Best Interests in Life Insurance and Annuity Transactions (“Regulation 187”) to add a “best interest” standard for recommendations regarding the sale of life insurance and annuity products in New York. In April 2021, the Appellate

Division of the NYS Supreme Court, Third Department, overturned Regulation 187 for being unconstitutionally vague. The NYDFS has appealed this ruling to the New York State Court of Appeals, which automatically granted a stay, meaning that Regulation 187 remains in effect pending a decision by the Court of Appeals. We have developed our compliance framework for Regulation 187 with respect to annuity sales as well as our life insurance business. Meanwhile, state regulators and legislatures in Nevada and Maryland have proposed measures that would make broker-dealers, sales agents, and investment advisers and their representatives subject to a fiduciary duty when providing products and services to customers, including pension plans and IRAs. Massachusetts has adopted such a regulation applying a fiduciary duty standard to broker-dealers and their agents which, although not applying to insurance product (including variable annuity) sales, did require us to make changes to certain policies and procedures to ensure compliance. Beyond the New York and Massachusetts regulations, the likelihood of enactment of any such other standalone state-based regulation is uncertain at this time, but if implemented, these regulations could have adverse effects on our business and consolidated results of operations.

In the approximately 18 months since adoption of Regulation BI, the SEC staff has published guidance regarding Regulation BI, including recent guidance indicating that recommendations of instruments having LIBOR-linked exposure (and using as an example, a fixed income mutual fund). In March 2021, the SEC’s Division of Examinations indicated that compliance with Regulation BI is at the top of its list of 2021 examination priorities. We continue to monitor our compliance with Regulation BI.
Climate Risks
The topic of climate risk has come under increased scrutiny by insurance regulators. In September 2020, the NYDFS announced that it expects New York domestic and foreign authorized insurers, which applies to Equitable Financial, to integrate financial risks from climate change into their governance frameworks, risk management processes, and business strategies.
In addition, the NYDFS issued guidance on November 15, 2021 regarding its expectations for New York domestic insurers, such as Equitable Financial, related to the management of financial risks from climate change. Insurers are expected to manage these risks by outlining actions that are proportionate to the nature, scale and complexity of their businesses. For instance, the guidance states that an insurer should: (i) incorporate climate risk into its financial risk management (e.g., a company’s ORSA should address climate risk); (ii) manage climate risk through its enterprise risk management functions and ensure that its organizational structure clearly defines roles and responsibilities related to managing such risk; (iii) use scenario analysis when developing business strategies and identifying risks; and (iv) incorporate the management of climate risk into its corporate governance structure at the group or insurer entity level (i.e., an insurer’s board of directors should understand climate risk and oversee the team responsible for managing such risk). In terms of timing, a company must have specific plans to implement the NYDFS’s expectations related to board governance and organizational structure by August 15, 2022, and the NYDFS intends to issue additional guidance on the timing for implementing the more complex expectations.
The NYDFS also adopted an amendment to the regulation that governs enterprise risk management, effective as of August 13, 2021, that requires certain additional risks, including climate change risk, to be included in an insurance group’s enterprise risk management function.
NYDFS Guidance on Diversity and Corporate Governance
In March 2021, the NYDFS issued a circular letter which states that the NYDFS expects the insurers that it regulates, such as Equitable Financial, to make diversity of their leadership a business priority and a key element of their corporate governance. During the summer of 2021, the NYDFS collected data from insurers that met certain premium thresholds in New York, including Equitable Financial, regarding the diversity of their corporate boards and management. The NYDFS plans to publish this data on an aggregate basis in order to measure progress in the industry, and it will include diversity-related questions in its examination process starting in 2022. We are considering the NYDFS’ guidance as part of our commitment to diversity and inclusion.
International Regulation
Many of AB’s subsidiaries are subject to the oversight of regulatory authorities in jurisdictions outside of the United States in which they operate, including the Ontario Securities Commission, the Investment Industry Regulatory Organization of Canada, the European Securities and Markets Authority, the Financial Conduct Authority in the U.K., the CSSF in Luxembourg, the Financial Services Agency in Japan, the Securities & Futures Commission in Hong Kong, the Monetary Authority of Singapore, the Financial Services Commission in South Korea, the Financial Supervisory Commission in Taiwan and the Securities and Exchange Board of India. While these regulatory requirements often may be comparable to the requirements of the SEC and other U.S. regulators, they are sometimes more restrictive and may cause AB to incur substantial expenditures of time and money related to AB’s compliance efforts.

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
Transition from LIBOR
Global regulators have indicated that publication of LIBOR is expected to cease after June 2023. Publication of one week and two-month USD LIBOR settings terminated at the end of December 2021 as did publication of non-USD LIBOR. Publication of the remaining USD LIBOR settings (overnight and one, three, six and 12 month USD LIBOR) is expected to continue until the end of June 2023. U.S. bank regulators have requested all U.S. regulated banks to stop extending USD LIBOR loans after the end of 2021.
The New York legislature passed legislation in 2021 that provides a fallback of the Secured Overnight Financing Rate (“SOFR”) for contracts governed by New York law and for which a fallback is not otherwise specified. The U.S. House of Representatives passed a similar bill governing instruments that may not apply New York law. That bill has been sent to the U.S. Senate.
Recent guidance from the SEC staff noted that, in light of the now-certain transition away from LIBOR, financial professionals and financial services companies must: consider the implications for portfolio holdings and hedges, including the presence of a robust fallback rate; disclosure with respect to the transition and the likely impact that the LIBOR transition will have on valuation measurements using LIBOR as an input; and operational complexities that the LIBOR transaction is likely to introduce, including required IT system changes.
We have exposure to USD LIBOR through loans, derivatives, investments and financing operations and there are references to LIBOR in certain product prospectuses. We have evaluated our existing credit agreements, portfolio holdings, derivatives and other investments and identified all contracts for which there is not a robust fallback rate specified and have either identified replacement rates, including SOFR, as an adequate fallback for these instruments or are in the process of addressing the lack of the fallback by seeking to dispose of the instrument or negotiate fallback terms. As a general matter we include fallback terms in all new agreements entered into by us and products we issue that replace LIBOR with a replacement rate, including SOFR, upon discontinuation of LIBOR. Existing contract fallback provisions, and whether, how, and when we and others develop and adopt alternative reference rates, will influence the effect of any changes to or discontinuation of LIBOR on us and our subsidiaries and affiliates. Discontinuation of LIBOR could have a materially adverse impact on us depending upon how the transition evolves. We continue to monitor both market and regulatory changes in order to prepare for the discontinuation of the LIBOR benchmark.
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
Privacy and Security of Customer Information and Cybersecurity Regulation
We are subject to federal and state laws and regulations that require financial institutions to protect the security and confidentiality of customer information, and to notify customers about their policies and practices relating to their collection and disclosure of customer information and their practices related to protecting the security and confidentiality of that information. We maintain, and we require our third-party service providers to maintain, security controls designed to ensure the integrity, confidentiality, and availability of our systems and the confidential and sensitive information we maintain and process. We have adopted a privacy policy outlining the Company’s procedures and practices relating to the collection, maintenance, disclosure, disposal, and protection of customer information, including personal information. As required by law, subject to certain exceptions, a copy of the privacy policy is mailed to customers on an annual basis. Federal and state laws generally require that we provide notice to affected individuals, law enforcement, regulators and/or potentially others if there is a situation in which customer information is disclosed to and/or accessed or acquired by unauthorized third parties. Federal regulations require financial institutions to implement programs to protect against unauthorized access to this customer information, and to detect, prevent and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to both consumers and customers, and also regulate the permissible uses of certain categories of customer information.
The violation of data privacy and data protection laws and regulations or the failure to implement and maintain reasonable and effective cybersecurity programs may result in significant fines, remediation costs and regulatory enforcement actions. Moreover, a cybersecurity incident that disrupts critical operations and customer services could expose the Company to litigation, losses, and reputational damage. As cyber threats continue to evolve, regulators continue to develop new requirements to account for risk exposure, including specific cybersecurity safeguards and program oversight. As such, it may be expected that legislation considered by either the U.S. Congress and/or state legislatures could create additional and/or more burdensome obligations relating to the use and protection of customer information.
We are subject to the rules and regulations of the NYDFS which adopted a cybersecurity regulation for financial services institutions, including banking and insurance entities, under its jurisdiction. The regulation requires these entities to, among other things, assess risks associated with their information systems and establish and maintain a cybersecurity program reasonably designed to protect such systems and consumers’ private data. We have adopted a cybersecurity policy outlining our policies and procedures for the protection of our information systems and information stored on those systems that comports with the regulation. In addition to New York’s cybersecurity regulation, the NAIC adopted the Insurance Data Security Model Law in October 2017, establishing standards for data security and for the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. Certain states have adopted the model law, although it has not been adopted by our insurance subsidiaries’ domiciliary states. We expect that additional states will also adopt the model law, even though it is not an NAIC accreditation standard, but we cannot predict whether or not, or in what form or when, they will do so. Under the model law, companies that are compliant with the NYDFS cybersecurity regulation are deemed also to be compliant with the model law.
Under the California Consumer Privacy Act (“CCPA”), California residents enjoy the right to know what information a business has collected from them, the sourcing and sharing of that information, and the right to limit certain uses. CCPA also establishes a private right of action with potentially significant statutory damages, whereby businesses that fail to implement reasonable security measures to protect against breaches of personal information could be liable to affected consumers. Certain data processing which is otherwise regulated, including under the Gramm-Leach-Bliley Act, is excluded from the CCPA; however, this is not an entity-wide exclusion. We expect a significant portion of our business will be excepted from the requirements of the CCPA. The California Privacy Rights Act (“CPRA”) amends the CCPA and will come into effect in January 2023. Virginia and Colorado have adopted similar laws, which come into effect in January 2023 and July 2023, respectively, and additional states are considering, and may enact, similar laws or regulations in the near future.

State and federal regulators are increasingly focused on cybersecurity and several have established specific and potentially burdensome requirements. For instance, in October 2021, the Federal Trade Commission announced significant amendments to the Standards for Safeguarding Customer Information Rule (the “Safeguards Rule”) that require financial institutions to implement specific data security measures within their formal information security measures. Failure to comply with new regulation or requirements may result in enforcement action, fines and/or other operational or reputational harms.
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
Human Capital Management
As of December 31, 2021, we had approximately 7,800 full time employees. Of these, approximately 4,100 were employed full-time by AB.
Equitable
To execute our business plan successfully, we need not only a sound business strategy but an equally well-developed people strategy. In addition to ensuring strong alignment across our organization to our goals and strategies, we maintain a long-standing commitment to building a culture of inclusion, professional excellence and continuous learning. We have been recognized as a “Great Place to Work” by the Great Place to Work® Institute, an independent workplace authority, each year since 2016. We have been awarded a 100% rating by the Human Rights Foundation’s Campaign Corporate Equality Index since 2014.
Looking ahead, we know our clients will continue to face new opportunities and challenges. To meet those needs, and to be able to fully realize our ambitious strategic aspirations, we have adopted a new operating model and mindset that remain uniquely Equitable: our New Ways of Working. Our reasons for embracing this new way forward are clear: we want to innovate and grow, we want to attract the best talent and build a strong pipeline for employee advancement, and we want to better serve our clients. Our New Ways of Working equips us to evolve in ways that enhance innovation, efficiency, client satisfaction and employee engagement by drawing upon five time-tested methodologies: Adaptive Leadership; Outcomes, Objectives & Key Results; Dynamic Enablers; Enterprise Agile; and Design Thinking. It fundamentally changes the way we deliver value and grow as employees and as a company.

Employee Development
Attracting, developing and retaining the best people is crucial to our long-term success and strategy. Accordingly, we offer a number of tools and resources to empower our people to grow and to perform to the best of their abilities. Our tools and resources include educational opportunities such as digital and classroom-style courses on topics ranging from communication skills to product knowledge to inclusive leadership immersion. We also provide tuition reimbursement programs to defray the cost of degree programs. In 2021 we retooled our career models to provide us with a consistent and transparent way to help our people grow, develop and uncover new career opportunities. Under our new career models, each employee’s skills are at the forefront. They can clearly see how their skills are transferrable across the organization so they can shape the career they want. And they can find opportunities — or have opportunities find them — based on the skills they have to contribute. We believe these models will help our employees grow and nurture their own unique skills as they develop a specific career roadmap for the future.
We also support promotion within Equitable, which provides further opportunities for employees to learn, grow and advance in their careers. Among the open positions at Equitable, about 46% on average are filled by internal candidates.
Health and Family Resources

We are committed to the health and safety of our employees, financial professionals and their families. With respect to COVID-19, since the onset of the pandemic, we have been working with employees to provide as much flexibility as possible. All of our locations are open at this time but, with the exception of those considered essential, employees have the option to work remotely or from the office. A large number of our employees and financial professionals continue to work remotely. We continue to monitor the health and safety conditions of all of our corporate locations, and use guidance provided by the CDC to create policies and practices to ensure the safety of our people as we move through the pandemic, including re-entering the workplace, travel, in-person meeting, encouraging vaccinations, masking and social distancing. We have enhanced our listening strategy, broadened our benefits offerings, and developed a synchronized hybrid work model which will be fully implemented when all employees return to work from our office. We also created a centralized location to share the latest updates on health and safety with our employees and financial professionals, and our Chief Medical Director hosted a series of videos that provided COVID updates and answered employees’ questions. We opened a COVID-19 specific hotline with our expert second medical opinion service provider to intake health questions and provide local referrals for Equitable employees, financial professionals and family members.
We offered complimentary membership to an online tutoring service during the school year and hosted a series of interactive employee engagement activities to create connections, support our culture and combat burnout associated with the virtual working environment. We also provide resources to support employees in their family life, including child and elder care support through Bright Horizons, College Coach, financial wellness, adoption support, family and medical leave and paid parental leave of between 8 and 16 weeks. We also introduced Sanvello, an app for stress, anxiety, and depression based on cognitive-behavioral therapy, mindfulness, and wellness. Our Employee Assistance Program provides resources to help employees overcome challenges at home or at work and help them reach their professional and personal goals. This includes six complimentary confidential counseling sessions annually.

Compensation
Rewarding performance is the cornerstone of our “Total Rewards” program. Total Rewards include access to comprehensive benefits programs and the opportunity to share in company results through equity awards. Our benefits portfolio allows eligible employees and financial professionals to elect the right coverage for health needs, to build their wealth and to provide protection for themselves and their families from the unexpected events that might occur along the way. Our Total Rewards package includes, among other things, market-competitive pay, equity award programs and bonuses, healthcare benefits, retirement savings plans, paid time off and family leave, flexible work schedules, an educational assistance program and an employee assistance program and other mental health services.

Diversity, Equity and Inclusion
We believe a more diverse workforce enriches our people’s work experience, helps us better serve clients, and creates a more understanding and inclusive work environment. To drive lasting change, we must deeply understand the issues facing the diverse communities in our company. We are taking an intentional and iterative approach to diversity, equity and inclusion (DEI), listening and applying our learnings as we go.
To build a more inclusive culture, Equitable has developed integrated programs through keynote speakers, events and learning experiences. This effort helps reset behavioral expectations and understanding of DEI-related matters in the workplace. With our courageous conversations, we now have a model where we can talk about race, gender and other topics to support both personal growth and team building. We have hosted conversations about race and racism in America, violence against the Asian American and Pacific Islander (AAPI) community and issues facing our LGBTQ+ colleagues, and have forthcoming conversations planned regarding religious tolerance.
We are committed to transparency when it comes to sharing the diverse composition of our workforce. This commitment is underscored by the public release of Equitable Holdings' EEO-1 Report. We have multiple programs underway to increase employee and financial professional diverse representation. We are focused on creating a support structure to accelerate career advancement opportunities for our diverse colleagues. To do this, we identify opportunities and challenges and create programs to help our underrepresented communities overcome barriers.

Our 11 Employee Resource Groups and 5 Field Advisory Councils play a key role in serving as a community voice to leadership, driving important policy changes and helping to build and shape our DEI strategy. They also create development opportunities for our people, with members working collaboratively to address business challenges and share ideas.
In 2020, we established the CEO Taskforce to Advance Racial Equity. The mission of the Taskforce is to make Equitable the most sought-after employer for Black professionals by building an environment that supports and invests in the careers and well-being of our Black employees and financial professionals. While the Taskforce is currently focused on Black colleagues, the models created are being used to benefit other underrepresented groups.
We're holding ourselves accountable by leveraging our compensation and rewards systems to drive our DE&I goals. Today, DE&I is incorporated into our company STIC metrics through our corporate strategic initiatives, and each of our senior leaders have incorporated DE&I aspirations into their annual goals. For Equitable Advisors, a portion of Executive Vice President compensation is tied to advancing diverse representation.
While we have made progress, we recognize this is long-term journey.

Equitable Foundation
The Equitable Foundation directs the Company’s philanthropic and volunteer activities. The Equitable Foundation gives our employees and financial professionals an opportunity to commit their time and effort to organizations they believe in, as well as supports their efforts through charitable grants and through our company volunteer program, Equitable in Action.
Equitable Foundation has established three key focus areas to guide our social impact efforts, which reflect our broader ESG aspirations and align to enterprise objectives. These areas include: i) advancing racial equity and social justice, ii) building healthy and vibrant communities, and iii) supporting underserved students in the journey to and through secondary education and, ultimately, advancing their career aspirations.
Equitable Excellence, a scholarship program for high school seniors, is the flagship program of Equitable Foundation. In alignment with Equitable’s own mission of helping people achieve financial security so that they can face the future with confidence, the Equitable Excellence Scholarship places an emphasis on empowering students’ future plans so that they can continue to have positive impacts in their community.
Through our matching gifts program, we double the impact of the charitable contributions made by our employees and financial professionals. Eligible donations of $50 or more are matched up to $2,000 per year, per individual. In 2021, Equitable Foundation matched $1.3 million in contributions made to nonprofit organizations nationwide.
AllianceBernstein
As a leading global investment-management and research firm, AB brings together a wide range of insights, expertise and innovations to advance the interests of clients around the world. The intellectual capital of AB’s employees is collectively its most important asset, so the long-term sustainability of AB is heavily dependent on its people. AB is keenly focused on:
•fostering an inclusive culture by incorporating diversity and inclusion in all levels of AB’s business;
•encouraging innovation;
•developing, retaining and recruiting high quality talent; and
•aligning employees’ incentives and risk taking with those of AB.

Talent Acquisition
AB seeks to achieve excellence in business and investment performance by recruiting and hiring a workforce with diversity of thought, backgrounds and experiences. AB believes that diverse and inclusive teams generate better ideas and reach more balanced decisions. AB seeks to leverage the unique backgrounds of its employees to meet the needs of a broad range of clients and engage with the communities in which AB operates. AB engages several external organizations to assist in attracting and recruiting top talent at all levels, with a particular focus on attracting diverse talent. AB has a sizable group of internal human capital associates focused on recruiting, and AB has implemented various human capital initiatives to develop and provide for a balanced workforce.
Employee Engagement

AB believes a workforce is most productive, effective and highly engaged when they feel connected to AB’s business and culture. AB seeks to provide diverse work experiences, professional development opportunities, competitive compensation and benefits, an inclusive and diverse culture and social engagement projects to keep its employees motivated, connected to AB and engaged throughout their careers. AB strives to create a culture of intellectual curiosity and collaboration, creating an environment where its employees can thrive and do their best work. AB fosters growth and advancement through different training avenues to develop skill sets, create opportunities for networking, both internally and externally, and AB encourages internal mobility as a part of its employees' career trajectory. It is important that AB’s employees are not only connected to AB’s business but also to the communities in which AB operates. As such, AB offers many opportunities for its employees to volunteer in the communities in which AB serves.
Diversity and Inclusion
AB continues to believe that diverse and inclusive teams generate better ideas and best serve the needs of its clients. The events of the last two years have provided an unforeseen yet unique opportunity to reflect, adapt and broaden AB’s Diversity & Inclusion (“D&I”) strategy. D&I continues to be a key strategic priority for AB and its ongoing commitment to embed it across all facets of the firm has further reinforced AB’s company values. It has also allowed for a more purposeful approach to engagement with AB’s people, clients, and the communities in which it operates.
Community engagement efforts have been further integrated under the D&I umbrella. Under the new structure, AB is better able to streamline and formalize the process for assessing corporate partnerships and philanthropic giving through the lens of D&I, allowing for a more cohesive overall strategy.
AB has enhanced its talent attraction and retention approach to position itself as an employer of choice and invest in the development of its people. AB has developed a diverse talent strategy with a goal of developing a deeper understanding of the needs of diverse talent and also equipping managers with the necessary tools to effectively manage an increasingly more diverse workforce. The strategy includes incorporating the concept of inclusive leadership into the firm wide leadership development curriculum and enhancing AB’s exit interview process for diverse talent by conducting in-person interviews which will better enable AB to detect trends and mitigate attrition.
AB’s people remain its top priority especially during these times of uncertainty. Over the course of the last year, there has been a continued focus on education and deepening engagement across all pillars of its strategy to include Employee Resource Groups (ERGs), corporate partnerships, and the overall experience at AB. ERGs have been a major proponent of these efforts by cultivating spaces for courageous conversations, encouraging professional development, personal wellness, and raising awareness for various underrepresented communities.
As AB continues to seek out opportunities to further its commitment to diversity, equity, and inclusion, AB is leveraging best practices from industry peers. AB’s D&I journey continues to evolve, addressing racial and gender equity, more effective access to diverse talent and monitoring client trends remain top priorities.

Compensation and Benefits
AB has demonstrated a history of investing in its workforce by offering competitive compensation. AB utilizes a variety of compensation elements, including base salaries, annual short-term compensation awards (i.e., cash bonuses) and, for those of AB’s employees who earn more than $300,000 annually, a long-term compensation award program. Long-term incentive compensation awards generally are denominated in restricted AB Holding Units. AB utilizes this structure to foster a stronger sense of ownership and align the interests of its employees directly with the interests of AB unitholders and indirectly with the interests of AB’s clients, as strong performance for its clients generally contributes directly to increases in AUM and improved financial performance for the firm. Furthermore, AB offers to all eligible employees health and welfare, 401(k) profit-sharing and other benefits programs.
Health and Safety
AB’s ongoing response to the COVID-19 global pandemic demonstrates how highly AB values the health and safety of its employees. At the initial onset of COVID-19 during the first quarter of 2020, AB quickly responded in the various jurisdictions where AB operates. AB implemented business continuity measures, including travel restrictions and a work-from-home requirement for almost all personnel (other than a relatively small number of employees whose physical presence in AB’s offices was considered critical), which lasted through the second quarter of 2021. Since then, working in the office generally has been voluntary, with mandatory in-office participation occurring only at certain times when COVID-19 has ebbed significantly in the communities in which AB operates. AB also instituted a confidential notification process for any employee who tests positive for COVID-19 or has been exposed to someone else who has tested positive. As the COVID-19 crisis has continued to evolve since the lockdown in the first quarter of 2020, certain key functions of the business, such as Risk Management, Business Continuity, Finance and Human Capital, have maintained constant communication and monitored the evolution of the pandemic to keep AB’s employees safe and advise of key developments.
Executive Officers
See Part III, Item 10 “Directors, Executive Officers and Corporate Governance” for information with respect to our executive officers, which is incorporated by reference herein.
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
The COVID-19 pandemic has negatively impacted the U.S. and global economies. A wide variety of factors continue to impact financial and economic conditions, including, among others, volatility in the financial markets, rising inflation rates, supply chain disruptions, continued low interest rates and changes in fiscal or monetary policy. Efforts to prevent the spread of COVID-19 have affected our business directly in a number of ways, including through the temporary closures of many businesses and schools and the institution of social distancing requirements in many states and local communities. Businesses or schools that have reopened have restricted or limited access for the foreseeable future and may do so on a permanent or episodic basis. As a result, our ability to sell products through our regular channels and the demand for our products and services has been significantly impacted.
While we have implemented risk management and contingency plans with respect to the COVID-19 pandemic, such measures may not adequately protect our business from the full impacts of the pandemic. Currently, most of our employees and advisors are continuing to work remotely. Extended periods of remote work arrangements could introduce additional operational risk including, but not limited to, cybersecurity risks, and impair our ability to effectively manage our business. We also outsource a variety of functions to third parties whose business continuity strategies are largely outside our control.
Economic uncertainty resulting from the COVID-19 pandemic may have an adverse effect on product sales and result in existing policyholders withdrawing at greater rates. COVID-19 could have an adverse effect on our insurance business due to increased mortality and morbidity rates. The cost of reinsurance to us for these policies could increase, and we may encounter decreased availability of such reinsurance. If policyholder lapse and surrender rates or premium waivers significantly exceed our expectations, we may need to change our assumptions, models or reserves.
Our investment portfolio has been, and may continue to be, adversely affected by the COVID-19 pandemic. Our investments in mortgages and commercial mortgage-backed securities have been, and could continue to be, negatively affected by delays or failures of borrowers to make payments of principal and interest when due. In some jurisdictions, local governments have imposed delays or moratoriums on many forms of enforcement actions. Furthermore, declines in equity markets and interest rates, reduced liquidity or a continued slowdown in the U.S. or in global economic conditions may also adversely affect the values and cash flows of investments. For additional information on the effects of COVID-19 on our mortgage loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—General Account Investment Portfolio.” Market volatility also caused significant increases in credit spreads, and any continued volatility may increase our borrowing costs and decrease product fee income. Further, severe market volatility may leave us unable to react to market events in a prudent manner consistent with our historical investment practices.
The extent of the COVID-19 pandemic’s impact on us will depend on future developments that are still highly uncertain, including the severity and duration of the pandemic, actions taken by governments and other third parties in response to the pandemic and the availability and efficacy of vaccines against COVID-19 and its variants.
Conditions in the global capital markets and the economy.
Our business, results of operations or financial condition are materially affected by conditions in the global capital markets and the economy. A wide variety of factors affect economic conditions and consumer confidence, including the COVID-19 pandemic and government reactions thereto, the pace of economic growth in the U.S., equity market performance, low interest rates and potential changes in fiscal or monetary policy. Given our interest rate and equity market exposure in our investment and derivatives portfolios and many of our products, these factors could have a material adverse effect on us. The value of our investments and derivatives portfolios may also be adversely affected by reductions in price transparency, changes in the assumptions or methodology we use to estimate fair value and changes in investor confidence or preferences, which could potentially result in higher realized or unrealized losses. Market volatility may also make it difficult to transact in or to value certain of our securities if trading becomes less frequent.
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
We and certain of our vendors retain confidential information (including customer transactional data and personal information about our customers, the employees and customers of our customers, and our own employees). The privacy of this information may be compromised, including as a result of an information security breach. We have implemented a formal, risk-based data security program; however, failure to implement and maintain effective cybersecurity programs, or any compromise of the security of our information systems, or those of our vendors, or the cloud-based systems we use, through cyber-attacks or for any other reason that results in unauthorized access, use, disclosure or destruction of personally identifiable information or customer information, or the disruption of critical operations and services, could damage our reputation, deter people from purchasing our products, subject us to significant civil and criminal liability and require us to incur significant technical, legal and other expenses any of which could have a material adverse effect on our business, results of operations or financial condition.
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
Any catastrophic event, such as pandemic diseases like COVID-19, terrorist attacks, accidents, floods, severe storms or hurricanes or cyber-terrorism, could have a material and adverse effect on our business. We could experience long-term interruptions in our service and the services provided by our significant vendors. Some of our operational systems are not fully redundant, and our disaster recovery and business continuity planning cannot account for all eventualities. Additionally, unanticipated problems with our disaster recovery systems could further impede our ability to conduct business, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. We could experience a material adverse effect on our liquidity, financial condition and the operating results of our insurance business due to increased mortality and, in certain cases, morbidity rates and/or its impact on the economy and financial markets. Our workforce may be unable to be physically located at one of our facilities, which could result in lengthy interruptions in our service. A catastrophe may affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. Climate change may increase the frequency and severity of weather-related disasters and pandemics.

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
Changes in accounting standards.
Our consolidated financial statements are prepared in accordance with U.S. GAAP, the principles of which are revised from time to time. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (“FASB”). We may not be able to predict or assess the effects of these new accounting pronouncements or new interpretations of existing accounting pronouncements, and they may have material adverse effects on our business, results of operations or financial condition. For a discussion of accounting pronouncements and their potential impact on our business, including Accounting Standards Update 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, see Note 2 of the Notes to these Consolidated Financial Statements.

Our investment advisory agreements with clients, and our selling and distribution agreements with various financial intermediaries and consultants, are subject to termination or non-renewal on short notice.
AB derives most of its revenues pursuant to written investment management agreements (or other arrangements) with institutional investors, mutual funds and private wealth clients, and selling and distribution agreements with financial intermediaries that distribute AB funds.. In addition, as part of our variable annuity products, EIMG enters into written investment management agreements (or other arrangements) with mutual funds. Generally, these investment management agreements (and other arrangements) are terminable without penalty at any time or upon relatively short notice by either party. In addition, the investment management agreements pursuant to which AB and EIMG manage an SEC-registered investment company (a “RIC”) must be renewed and approved by the RIC’s boards of directors (including a majority of the independent directors) annually. Consequently, there can be no assurance that the board of directors of each RIC will approve the investment management agreement each year or will not condition its approval on revised terms that may be adverse to us.

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
The replacement of LIBOR may affect our cost of capital and net investment income.
It is anticipated that LIBOR will be discontinued no later than June 2023 As a result, existing loans, investments and other contracts relying on a LIBOR benchmark will need to designate a replacement rate. In addition, derivatives and other contracts used to hedge those contracts will generally need to be conformed to provide a similar alternative rate to that being hedged. In addition, because it is anticipated that banks will no longer extend loans based on LIBOR, new lines of credit we enter into will need to be benchmarked to a new benchmark rate. In light of the LIBOR transition, we anticipate a valuation risk around the potential discontinuation event as well as potential risks relating to hedging interest-rate risk. Additionally, the elimination of LIBOR or changes to other reference rates or any other changes or reforms to the determination or supervision of reference rates may adversely affect the amount of interest payable or interest receivable on certain of our investments. These changes may also impact the market liquidity and market value of these investments. Any changes to LIBOR or any alternative rate, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have an adverse effect on the value of investments in our investment portfolio, derivatives we use for hedging, or other indebtedness, securities or commercial contracts. We have inventoried all aspects of our business that utilize a LIBOR benchmark and, for those instruments that currently do not have an appropriate fallback rate, we are in the process of either disposing of the instrument or negotiating a fallback rate. There is no assurance that we will complete this process by the transition date or that the alternative rate we negotiate will not be materially less favorable than the previous, LIBOR-based rate.
Climate change may adversely affect our investment portfolio and investor sentiment.
Climate change could pose a systemic risk to the financial system. Disasters related to climate change and regulation related to climate change may affect the entities in which we invest, our willingness to continue to invest and the value of, and return from, our investments. It may also affect our counterparties, including reinsurers and derivatives counterparties. We cannot predict the long-term impacts to our business from climate change or related regulation. Climate change may also influence investor sentiment with respect to the Company and investments in our portfolio. A failure to identify and address these issues could have a material adverse effect on our business, results of operations or financial condition.
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
We seek to mitigate some risks associated with the GMxB features or minimum crediting rate contained in certain of our retirement and protection products through our hedging and reinsurance programs. (As of December 31, 2021, 61% of the variable annuity AV in our Individual Retirement segment was attributable to products that included GMxB features.) However, these programs cannot eliminate all of the risks, and no assurance can be given as to the extent to which such programs will be completely effective in reducing such risks.

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
Our reinsurance arrangement with an affiliated captive.
The reinsurance arrangement with EQ AZ Life Re Company (the “Affiliated Captive”) provides important capital management benefits to Equitable Financial and Equitable America (collectively, the “Affiliated Cedants”). Under applicable statutory accounting rules, the Affiliated Cedants are currently, and will in the future be, entitled to a credit in their calculations of reserves for amounts reinsured to the Affiliated Captive, to the extent the Affiliated Captive hold assets in trust or provide letters of credit or other financing acceptable to the respective domestic regulators of the Affiliated Cedants. The level of assets required to be maintained in the trust fluctuates based on market and interest rate movements, age of the policies, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust or securing additional letters of credit, which could impact the liquidity of the Affiliated Captive.
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
The payment of dividends and other distributions to Holdings by its insurance subsidiaries, including its captive reinsurer, is regulated by state insurance laws and regulations. These restrictions may limit or prevent our insurance subsidiaries from making dividend or other payments to Holdings. These restrictions are based, in part, on earned surplus and the prior year’s statutory income and policyholder surplus. In general, dividends may be paid only from earned surplus (typically defined as available or unassigned surplus, subject to possible adjustments) which is derived from realized net profits on the company’s business. Dividends up to specified levels are generally considered ordinary and generally may be made without prior regulatory approval. Meanwhile, dividends paid from sources other than earned surplus or in larger amounts, often called “extraordinary dividends,” are generally subject to approval by the insurance commissioner of the relevant state of domicile. In addition, certain states may prohibit the payment of dividends from other than the insurance company’s earned surplus. If any of our insurance subsidiaries subject to the positive earned surplus requirement do not succeed in building up sufficient positive earned surplus to have ordinary dividend capacity in future years, such subsidiary would be unable to pay dividends or distributions to our holding company, in certain cases, absent prior approval of its domiciliary insurance regulator. For further information on state insurance laws related to payments of dividends, see “Business—Regulation—Insurance Regulation—Holding Company and Shareholder Dividend Regulation.”
From time to time, the NAIC and various state insurance regulators have considered, and may in the future consider, proposals to further limit dividend payments that an insurance company may make without regulatory approval. For example, the NYDFS enacted Regulation 213. Due to a permitted statutory accounting practice agreed to with the NYDFS, Equitable Financial will need the prior approval of the NYDFS to pay the portion, if any, of any ordinary dividend that exceeds the ordinary dividend that Equitable Financial would be permitted to pay under New York insurance law absent the application of such permitted practice. If more stringent restrictions on dividend payments are adopted by jurisdictions in which our insurance subsidiaries are domiciled, such restrictions could have the effect of significantly reducing dividends or other amounts payable to Holdings by its insurance subsidiaries without prior approval by regulatory authorities. The ability of our insurance subsidiaries to pay dividends or make other distributions is also limited by our need to maintain the financial strength ratings assigned to such subsidiaries by the rating agencies. These ratings depend to a large extent on the capitalization levels of our insurance subsidiaries.

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
We are also at risk that key distribution partners may merge or change their business models in ways that affect how our products are sold, either in response to changing business priorities or as a result of shifts in regulatory supervision or potential changes in state and federal laws and regulations regarding standards of conduct applicable to third-party distributors when providing investment advice to retail and other customers. Our key distribution relationships may also be adversely impacted by regulatory changes that increase the costs associated with marketing, or restrict the ability of distribution partners to receive sales and promotion related charges.
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
We employ various strategies to mitigate risks inherent in our business and operations. These risks include current or future changes in the fair value of our assets and liabilities, current or future changes in cash flows, the effect of interest rates, equity markets and credit spread changes, the occurrence of credit defaults and changes in mortality and longevity. We seek to control these risks by, among other things, entering into reinsurance contracts and through our hedging programs. Developing an effective strategy for dealing with these risks is complex, and no strategy can completely insulate us from such risks. Our hedging strategies also rely on assumptions and projections that may prove to be incorrect or prove to be inadequate. Moreover definitions used in our derivatives contracts may differ from those used in the contract being hedged. For example, swap documents typically use SOFR as a fallback to LIBOR whereas corporate or municipal bonds or loans held by us may use different fallback rates. Accordingly, our hedging activities may not have the desired beneficial impact on our business, results of operations or financial condition. As U.S. GAAP accounting differs from the methods used to determine regulatory reserves and rating agency capital requirements, our hedging program tends to create earnings volatility in our U.S. GAAP financial statements. Further, the nature, timing, design or execution of our hedging transactions could actually increase our risks and losses. Our hedging strategies and the derivatives that we use, or may use in the future, may not adequately mitigate or offset the hedged risk and our hedging transactions may result in losses, including both losses based on the risk being hedged as well as losses based on the derivative. The terms of the derivatives and other instruments used to hedge the stated risks may not match those of the instruments they are hedging which could cause unpredictability in results.
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
We use models in our hedging programs and many other aspects of our operations including, but not limited to, product development and pricing, capital management, the estimation of actuarial reserves, the amortization of DAC, the fair value of the GMIB reinsurance contracts and the valuation of certain other assets and liabilities. These models rely on estimates, assumptions and projections that are inherently uncertain and involve the exercise of significant judgment. Due to the complexity of such models, it is possible that errors in the models could exist and our controls could fail to detect such errors. Failure to detect such errors could materially and adversely impact our business, results of operations or financial condition.
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
AB derives most of its revenues from investment advisory and services fees, which typically are calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of the account and the total amount of assets AB manages for a particular client. The value and composition of AB’s AUM can be adversely affected by several factors, including market factors, client preferences, AB’s investment performance, investing trends and service changes, including fee reductions. A decrease in the value of AB’s AUM, a decrease in the amount of AUM AB manages, an adverse mix shift in its AUM and/or a reduction in the level of fees AB charges would adversely affect AB’s investment advisory fees and revenues. A reduction in revenues, without a commensurate reduction in expenses, adversely affects AB’s and our business, results of operations or financial condition.
The industry-wide shift from actively-managed investment services to passive services.
AB’s competitive environment has become increasingly difficult over the past decade, as active managers, which invest based on individual security selection, have, on average, consistently underperformed passive services, which invest based on market indices. In this environment, organic growth through positive net inflows is difficult to achieve for active managers, such as AB, and requires taking market share from other active managers. The significant shift from active services to passive services adversely affects Bernstein Research Services revenues as well. Institutional global market trading volumes continue to be pressured (notwithstanding the heightened market volatility and trading volume predominately relating to COVID-19 in the first half of 2020) by persistent active equity outflows and passive equity inflows. As a result, portfolio turnover has declined, and investors hold fewer shares that are actively traded by managers.
AB’s reputation could suffer if it is unable to deliver consistent, competitive investment performance.
AB’s business is based on the trust and confidence of its clients. Damage to AB’s reputation, resulting from poor or inconsistent investment performance, among other factors, can reduce substantially AB’s AUM and impair its ability to maintain or grow its business.
Performance-based fee arrangements with AB’s clients cause greater fluctuations in its net revenues.
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
Electronic, or “low-touch,” trading represents a significant percentage of buy-side trading activity and typically produces transaction fees that are significantly lower than the price of traditional full service fee rates. As a result, blended pricing throughout our industry is lower now than it was historically, and price declines may continue. In addition, fee rates we charge and charged by other brokers for brokerage services have historically experienced price pressure, and we expect these trends to continue. Also, while increases in transaction volume and market share often can offset decreases in rates, this may not continue. In addition, the failure or inability of any of AB’s broker-dealer’s significant counterparties to perform could expose AB to substantial expenditures and adversely affect its revenues. For example, SCB LLC, as a member of clearing and settlement organizations, would be required to settle open trades of any non-performing counterparty. This exposes AB to the mark-to-market adjustment on the trades between trade date and settlement date, which could be significant, especially during periods of severe market volatility. Also, AB’s ability to access liquidity in such situations may be limited by what its funding relationships are able to offer us at such times.
AB’s seed capital investments are subject to market risk.
AB has a seed investment program for the purpose of building track records and assisting with the marketing initiatives pertaining to its new products. These seed capital investments are subject to market risk. AB’s risk management team oversees a seed hedging program that attempts to minimize this risk, subject to practical and cost considerations. Also, not all seed investments are deemed appropriate to hedge, and in those cases AB is exposed to market risk. In addition, AB may be subject to basis risk in that it cannot always hedge with precision its market exposure and, as a result, AB may be subject to relative spreads between market sectors. As a result, volatility in the capital markets may cause significant changes in its period-to-period financial and operating results.
AB uses various derivative instruments in conjunction with its seed hedging program. While in most cases broad market risks are hedged, AB’s hedges are imperfect, and some market risk remains. In addition, AB’s use of derivatives results in counterparty risk (i.e., the risk that AB may be exposed to credit-related losses in the event of non-performance by counterparties to these derivative instruments), regulatory risk (e.g., short selling restrictions) and cash/synthetic basis risk (i.e., the risk that underlying positions do not move identically to the related derivative instruments).
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
Extraordinary volatility in financial markets, significant liquidity constraints or AB’s failure to adequately consider one or more factors when determining the fair value of a security based on information with limited market observability could result in AB failing to properly value securities AB holds for its clients or investments accounted for on its balance sheet. Improper valuation likely would result in AB basing fee calculations on inaccurate AUM figures, striking incorrect net asset values for company-sponsored mutual funds or hedge funds or, in the case of company investments, inaccurately calculating and reporting AB’s financial condition and operating results. Although the overall percentage of AB’s AUM that it fair values based on information with limited market observability is not significant, inaccurate fair value determinations can harm AB’s clients, create regulatory issues and damage its reputation.
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
The quantitative and systematic models AB uses in certain of its investment services may contain errors.
AB uses quantitative and systematic models in a variety of its investment services, generally in combination with fundamental research. These models are developed by senior quantitative professionals and typically are implemented by IT professionals. AB’s model risk oversight committee oversees the model governance framework and associated model review activities, which are then executed by AB’s model risk team. However, due to the complexity and large data dependency of such models, it is possible that errors in the models could exist and AB’s controls could fail to detect such errors. Failure to detect errors could result in client losses and reputational damage.
AB may not successfully manage actual and potential conflicts of interest that arise in its business.
Increasingly, AB must manage actual and potential conflicts of interest, including situations where its services to a particular client conflict, or are perceived to conflict, with the interests of another client. Failure to adequately address potential conflicts of interest could adversely affect AB’s reputation, results of operations and business prospects. AB’s reputation could be damaged and the willingness of clients to enter into transactions in which such a conflict might arise may be affected if AB fails, or appears to fail, to deal appropriately with actual or perceived conflicts of interest. In addition, potential or perceived conflicts could give rise to litigation or regulatory enforcement actions.
Changes in the partnership structure of AB Holding and ABLP or changes in the tax law governing partnerships would have significant tax ramifications.
AB Holding is a publicly traded partnership (“PTP”) for federal income tax purposes. In order to preserve AB Holding’s status as a PTP for federal income tax purposes, management seeks to ensure that AB Holding does not directly or indirectly (through ABLP) enter into a substantial new line of business. A “new line of business” includes any business that is not closely related to AB’s historical business of providing research and diversified investment management and related services to its clients. A new line of business is “substantial” when a partnership derives more than 15% of its gross income from, or directly uses more than 15% of its total assets (by value) in, the new line of business.
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
We currently use a captive reinsurer as part of our capital management strategy. Any regulatory action that limits our ability to achieve desired benefits from the use of or materially increases our cost of using captive reinsurance and applies retroactively, without grandfathering provisions for existing captive variable annuity reinsurance entities, could have a material adverse effect on our financial condition or results of operations.

Virtually all aspects of our investment management and research business are subject to federal and state laws and regulations, rules of securities regulators and exchanges, and laws and regulations certain foreign jurisdictions in which we conduct business. If we violate these laws or regulations, we could be subject to civil liability, criminal liability or sanction, including restriction or revocation of our professional licenses or registrations or our ability to serve as an investment adviser to registered investment companies or as a qualified professional asset manager for employee benefit plans, revocation of the licenses of our employees, censures, fines, restrictions from relying on the issuance safe harbor of Regulation D under the Securities Act when issuing securities or causing our clients not to be able to rely on Regulation D if we act as an investment adviser, placement agent or promoter for the client or to refers clients to private funds or temporary suspension or permanent bar from conducting business. Any such liability or sanction could have a material adverse effect on our business, results of operations or financial condition. A regulatory proceeding could require substantial expenditures of time and money, trigger termination or default rights under contracts to which we are a party and could potentially damage our reputation.
In addition, regulators have imposed and may continue to impose new requirements or issue new guidance aimed at addressing or mitigating climate change-related risks. These emerging regulatory initiatives, or any policies adopted by investors to address changing societal perceptions on climate change, could result in increased compliance cost to our businesses and changes to our corporate governance and risk management practices.

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
A number of lawsuits and regulatory inquiries have been filed or commenced against us and other financial services companies in the jurisdictions in which we do business. Some of these matters have resulted in the award of substantial fines and judgments, including material amounts of punitive damages, or in substantial settlements. We face a significant risk of, and from time to time we are involved in, such actions and proceedings, including class action lawsuits. The frequency of large damage awards, including large punitive damage awards and regulatory fines that bear little or no relation to actual economic damages incurred, continues to create the potential for an unpredictable judgment in any given matter. In addition, investigations or examinations by federal and state regulators and other governmental and self-regulatory agencies could result in legal proceedings (including securities class actions and stockholder derivative litigation), adverse publicity, sanctions, fines and other costs. A substantial legal liability or a significant federal, state or other regulatory action against us, as well as regulatory inquiries or investigations, may divert management’s time and attention, could create adverse publicity and harm our reputation, result in material fines or penalties, result in significant expense, including legal and settlement costs, and otherwise have a material adverse effect on our business, results of operations or financial condition. For information regarding legal proceedings pending against us, see Note 17 of the Notes to these Consolidated Financial Statements.
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
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is, to the fullest extent permitted by law, be the sole and exclusive forum for a number of actions. Notwithstanding the foregoing, the exclusive provision shall not preclude or contract the scope of exclusive federal or concurrent jurisdiction for actions brought under the Exchange Act or the Securities Act or the respective rules and regulations promulgated thereunder.
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
Our business is highly dependent upon the effective operation of our information systems and those of our vendors on which our business operations rely. Although we have implemented a formal, risk-based data security and cybersecurity program to mitigate potential risk, our information systems and those of our vendors and service providers may nevertheless be vulnerable to physical or cyber-attacks, computer viruses and malicious code, or other computer related attacks, programming errors and similar disruptive problems which may not be immediately detected. The failure of these systems could cause significant interruptions to our operations, which could result in a material adverse effect on our business, results of operations or financial condition or reputational harm. In addition, a failure of these systems could lead to the possibility of litigation or regulatory investigations or actions, including regulatory actions by state and federal governmental authorities.
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
Part I, Item 1B.
UNRESOLVED STAFF COMMENTS
None.

Part I, Item 2.
PROPERTIES
Our principal executive offices at 1290 Avenue of the Americas, New York, New York are occupied pursuant to a lease that extends to 2023. We have entered into a 15-year lease agreement in New York, New York at 1345 Avenue of the Americas that is expected to commence in 2023. We also have the following significant office space leases in Syracuse, NY, under a lease that expires in 2023, which was amended to extend a portion of the space through 2028; Jersey City, NJ, under a lease that expires in 2023, and Charlotte, NC, under a lease that expires in 2028.
AB’s principal executive offices at 501 Commerce Street, Nashville, TN are occupied pursuant to a 15-year lease that commenced during the fourth quarter of 2020. In addition, AB leases office space at 1345 Avenue of the Americas, New York, NY pursuant to a lease expiring in 2024. Also, AB entered into a 20-year lease agreement in New York, NY at 66 Hudson

Boulevard that is expected to commence in 2024. AB also leases space in San Antonio, TX under a lease expiring in 2029. In addition, AB leases modest space in 23 other cities in the United States and AB’s subsidiaries lease space in 30 cities outside the United States, the most significant of which are in London and Hong Kong.

Part I, Item 3.

LEGAL PROCEEDINGS

For information regarding certain legal proceedings pending against us, see Note 17 of the Notes to these Consolidated Financial Statements. See “Risk Factors—Legal and Regulatory Risks—Legal proceedings and regulatory actions.”

Part I, Item 4.

MINE SAFETY DISCLOSURES
Not Applicable.

Part II, Item 5.
MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General
Our common stock, par value $0.01 per share, began trading on the NYSE under the symbol “EQH” on May 10, 2018. As of January 31, 2022, there were nine shareholders of record, which differs from the number of beneficial owners of our common stock.
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
Purchases of Equity Securities by the Issuer
The following table summarizes Holdings’ repurchases of its common stock during the three months ended December 31, 2021.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Program (1)
Month #1 (October 1-31)	—	$—	—	$461,592,672
Month #2 (November 1-30)	6,479,103	$33.44	6,479,103	$263,707,822
Month #3 (December 1-31)	7,134,993	$32.30	7,134,993	$5,243,868
Total	13,614,096	$32.84	13,614,096	$5,243,868

_____________
(1)See Note 20 of the Notes to these Consolidated Financial Statements for the Share Repurchase program.

Holdings may choose to suspend or discontinue the repurchase program at any time. The repurchase program does not obligate Holdings to purchase any particular number of shares. During the three months ended December 31, 2021, the Company repurchased approximately $14 million shares of its common stock, at a total cost of approximately $447 million. The repurchased common stock was recorded as treasury stock in the consolidated balance sheets.
Stock Performance Graph
The graph and table below present Holdings’ cumulative total shareholder return relative to the performance of: (1) the Standard & Poor’s 500 Index; (2) the Standard & Poor’s 500 Insurance Index; and (3) the Standard & Poor’s 500 Financials Index, respectively, for the year ended December 31, 2021, commencing May 14, 2018 (our initial day of “regular-way” trading on the NYSE). All values assume a $100 initial investment in the Holdings’ common stock on the NYSE and data for each of the Standard & Poor’s 500 Index, the Standard & Poor’s 500 Insurance Index and the Standard & Poor’s 500 Financials Index assume all dividends were reinvested on the date paid. The points on the graph and the values in the table represent quarter-end values based on the last trading day of each quarter. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Cumulative Total Return
Based upon an initial investment of $100 on May 14, 2018
Equitable Holdings, Inc.
S&P 500
S&P 500 Financials
S&P 500 Insurance
$200
$175
$150
$125
$100
$75
$50
Index Value
May 14, 2018
Jun 30, 2018
Sep 30, 2018
Dec 31, 2018
Mar 31, 2019
Jun 30, 2019
Sep 30, 2019
Dec 31, 2019
Mar 31, 2020
Jun 30, 2020
Sep 30, 2020
Dec 31, 2020
Mar 31, 2021
Jun 30, 2021
Sep 30, 2021
Dec 31, 2021
Period Ending

	May 14, 2018	Jun 30, 2018	Sep 30, 2018	Dec 31, 2018	Mar 31, 2019	Jun 30, 2019	Sep 30, 2019	Dec 31, 2019
Equitable Holdings, Inc.	$100.00	$96.35	$100.86	$78.71	$95.93	$100.28	$107.11	$120.53
S&P 500	$100.00	$99.93	$107.63	$93.08	$105.79	$110.34	$112.21	$122.39
S&P 500 Financials	$100.00	$94.40	$98.51	$85.59	$92.92	$100.35	$102.37	$113.09
S&P 500 Insurance	$100.00	$95.88	$102.59	$91.70	$103.47	$115.60	$117.15	$118.64

	Mar 31, 2020	Jun 30, 2020	Sep 30, 2020	Dec 31, 2020	Mar 31, 2021	Jun 30, 2021	Sep 30, 2021	Dec 31, 2021
Equitable Holdings, Inc.	$70.48	$94.93	$90.47	$127.79	$163.81	$153.77	$150.52	$169.33
S&P 500	$98.30	$118.49	$129.07	$144.74	$153.66	$166.80	$167.77	$183.22
S&P 500 Financials	$85.03	$97.50	$100.52	$118.38	$130.98	$137.90	$144.64	$155.02
S&P 500 Insurance	$76.98	$86.37	$90.21	$111.13	$128.80	$139.58	$143.40	$150.98
Part II, Item 6. RESERVED

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
We manage our business through four segments: Individual Retirement, Group Retirement, Investment Management and Research, and Protection Solutions. We report certain activities and items that are not included in these segments in Corporate and Other. See Note 19 of the Notes to these Consolidated Financial Statements for further information on our segments.
We benefit from our complementary mix of businesses. This business mix provides diversity in our earnings sources, which helps offset fluctuations in market conditions and variability in business results, while offering growth opportunities.
Reinsurance of Legacy Variable Annuity Block and Sale of Runoff Variable Annuity Reinsurance Entity
On June 1, 2021, Holdings completed the sale of CS Life to VIAC pursuant to the Master Transaction Agreement, among the Company, VIAC and, solely with respect to Article XIV thereof, Venerable.
Pursuant to the Master Transaction Agreement, immediately prior to the closing of the Venerable Transaction, CS Life effected the recapture of all of the business that was ceded to the Reinsurance Subsidiary, and sold 100% of the equity of the Reinsurance Subsidiary to another wholly owned subsidiary of the Company. Immediately following the closing of the Venerable Transaction, CS Life and Equitable Financial entered into a the Reinsurance Agreement, pursuant to which Equitable Financial ceded to CS Life, on a combined coinsurance and modified coinsurance basis the Block, comprised of non-New York “Accumulator” policies containing fixed rate Guaranteed Minimum Income Benefit and/or Guaranteed Minimum Death Benefit guarantees.
In addition, upon the completion of the Venerable Transaction, EIMG acquired an approximate 9.09% equity interest in Venerable’s parent holding company, VA Capital Company LLC. In connection with such investment, EIMG designated a member to the Board of Managers of VA Capital Company LLC.

COVID-19 Impact
We continue to closely monitor developments related to the COVID-19 pandemic. The COVID-19 pandemic has negatively impacted the U.S. and global economies and financial markets continue to experience significant volatility as the pandemic evolves. As a financial services company, factors such as the volatility and strength of equity markets, interest rates, consumer spending, and government debt and spending all affect the business and economic environment and, ultimately, the amount and profitability of our business. The ongoing economic impact and the potential for continued volatility and declines in the capital markets could have a significant adverse effect on our business, results of operations and financial condition, particularly if economic activity and financial markets do not recover or recover slowly.
The pandemic and related economic impacts could adversely affect demand for our products and services and our investment returns. The profitability of many of our retirement, protection and investment products depends in part on the value of the AUM supporting them, which could decline substantially depending on any of the foregoing conditions. In addition, the growing number of COVID-19 related deaths could have an adverse effect on our insurance business due to increased mortality and morbidity rates. To date, COVID-19 related impacts, including adverse mortality experience, have been manageable and below initial expectations.
Efforts to prevent the spread of COVID-19 have affected our business directly in a number of ways, including through the temporary closures of many businesses and schools and the institution of social distancing requirements in many states and local communities. In response to the pandemic, we have adapted our processes to meet client needs. For example, we modified our underwriting policies to offer a fluid-less, touchless process to help more clients access the protection they need. In addition, we accelerated our digital adoption programs, leading to improved outcomes for clients, advisors, and the Company. Given the challenges over the last year our advisors have faced in engaging with our educator clients, we have developed digital tools and enhanced our remote engagement, which is resulting in improved retention and increases in retirement plan contributions.
While the COVID-19 pandemic significantly affected the capital markets and economy, we believe the actions we have previously taken help assure that our economic balance sheet is protected from interest rate and equity declines. These actions include redesigning our product portfolio to concentrate on offering less capital intensive products and implementing a hedging strategy that manages and protects against the economic risks associated with our in-force GMxB products. In addition to our hedging strategy, we employ various other methods to manage the risks of our in-force variable annuity products, including reinsurance, asset-liability matching, volatility management tools within the Separate Accounts and an active in-force management program, including buyout offers for certain products. Due to the General Account’s exposure to U.S. government bonds and credit quality of the portfolio, we feel that our balance sheet is well positioned to withstand the extreme volatility in the capital markets.
While the COVID-19 pandemic has negatively impacted our business and financial results, the extent and nature of its full financial impact cannot reasonably be estimated at this time due to developments that are still highly uncertain, including the severity and duration of the pandemic, actions taken by governmental authorities and other third parties in response to the pandemic and the availability and efficacy of vaccines against COVID-19 and its variants. For additional information regarding the potential impacts of the COVID-19 pandemic, see “Risk Factors—Risks Relating to Conditions in the Financial Markets and Economy—The coronavirus (COVID-19) pandemic.”
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
Net Income Volatility
We have offered and continue to offer variable annuity products with GMxB features. The future claims exposure on these features is sensitive to movements in the equity markets and interest rates. Accordingly, we have implemented hedging and reinsurance programs designed to mitigate the economic exposure to us from these features due to equity market and interest rate movements. Changes in the values of the derivatives associated with these programs due to equity market and interest rate movements are recognized in the periods in which they occur while corresponding changes in offsetting liabilities not measured at fair value are recognized over time. This results in net income volatility as further described below. See “—Significant Factors Impacting Our Results—Impact of Hedging and GMxB Reinsurance on Results.”
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
•GMxB reinsurance contracts. Historically, GMIB reinsurance contracts were used to cede to non-affiliated reinsurers a portion of our exposure to variable annuity products that offer a GMIB feature. We account for the GMIB reinsurance contracts as derivatives and report them at fair value. Gross GMIB reserves are calculated on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts. Accordingly, our gross reserves will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital market or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts. Because changes in the fair value of the GMIB reinsurance contracts are recorded in the period in which they occur and a majority of the changes in gross reserves for GMIB are recognized over time, net income will be more volatile. In addition, on June 1, 2021, we ceded legacy variable annuity policies sold by Equitable Financial between 2006-2008 (the “Block”), comprised of non-New York “Accumulator” policies containing fixed rate GMIB and/or GMDB guarantees. As this contract provides full risk transfer and thus has the same risk attributes as the underlying direct contracts, the benefits of this treaty are accounted for in the same manner as the underlying gross reserves.
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
For further details of our accounting policies and related judgments pertaining to assumption updates, see Note 2 of the Notes to these Consolidated Financial Statements and “—Summary of Critical Accounting Estimates—Liability for Future Policy Benefits”.
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
Impact of Assumption Updates and Model Changes on Income from Continuing Operations before income taxes and Net income (loss)
The table below presents the impact of our actuarial assumption update during 2021, 2020 and 2019 to our income (loss) from continuing operations, before income taxes and net income (loss).

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Impact of assumption update on Net income (loss):
Variable annuity product features related assumption update	$(91)	$(1,531)	$(1,467)
Assumption updates for other business	(17)	(1,060)	76
Impact of assumption updates on Income (loss) from continuing operations, before income tax	(108)	(2,591)	(1,391)
Income tax benefit on assumption update	23	544	292
Net income (loss) impact of assumption update	$(85)	$(2,047)	$(1,099)
2021 Assumption Updates
The impact of the assumption update during 2021 was a decrease of $108 million to income (loss) from continuing operations, before income taxes and a decrease to net income (loss) of $85 million. As part of this annual update completed as of September 30, 2021, the reference interest rate utilized in our GAAP fair value calculations was updated from the LIBOR swap curve to the US Treasury curve, which represents a reasonable proxy of the cost of funding the derivative positions backing our GMxB liabilities. Concurrently, our GAAP fair value liability risk margins were increased. which when considered with the change from LIBOR, resulted in an immaterial impact to overall valuation as our view regarding market participant pricing of our guarantees has not changed at the time of this update.
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
2021 and 2019 Model Changes
There was no material impact to our income (loss) from continuing operations, before income taxes or net income (loss) from model changes during 2021 and 2019.
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
Impact of Assumption Updates and Model Changes on Pre-tax Non-GAAP Operating Earnings Adjustments
The table below presents the impact on pre-tax Non-GAAP Operating Earnings of our actuarial assumption updates during 2021, 2020 and 2019 by segment and Corporate and Other.

	Year Ended December 31,
	2021	2020	2019
	(in million)
Impact of assumption updates by segment:
Individual Retirement	$(47)	$(28)	$104
Group Retirement	35	(3)	3
Protection Solutions	20	4	(4)
Impact of assumption updates on Corporate and Other	—	(12)	(27)
Total impact on pre-tax Non-GAAP Operating Earnings	$8	$(39)	$76
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
Financial and Economic Environment
A wide variety of factors continue to impact global financial and economic conditions, including, among others, the COVID-19 pandemic, volatility in financial markets, rising inflation rates, continued low interest rates, changes in fiscal or monetary policy and supply chain disruptions.
Stressed conditions, volatility and disruptions in the capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors, including changes in interest rates, which are anticipated to occur in 2022 based on statements of members of the Board of Governors of the Federal Reserve System. An increase in market volatility could continue to affect our business, including through effects on the yields we earn on invested assets, changes in required reserves and capital and fluctuations in the value of our AUM, AV or AUA from which we derive our fee income. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation and levels of global trade.
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

For a discussion on derivatives we used to hedge interest rates, see Note 4 of the Notes to these Consolidated Financial Statements in this Form 10-K.
Regulatory Developments
Our life insurance subsidiaries are regulated primarily at the state level, with some policies and products also subject to federal regulation. In addition, Holdings and its insurance subsidiaries are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, on an ongoing basis, regulators refine capital requirements and introduce new reserving standards. Regulations recently adopted or currently under review can potentially impact our statutory reserve, capital requirements and profitability of the industry and result in increased regulation and oversight for the industry. For additional information on regulatory developments and the risks we face, see “Business—Regulation” and “Risk Factors—Legal and Regulatory Risks.”
Separation Costs
In connection with our separation from AXA, we have incurred expenses of $722 million of which $82 million, $108 million, and $222 million was incurred in 2021, 2020 and 2019, respectively. These expenses primarily relate to information technology, compliance, internal audit, finance, risk management, procurement, client service, human resources, rebranding and other support services. We have successfully completed our separation from AXA and do not expect to incur any additional expense related to the separation from AXA.
Productivity Strategies
Retirement and Protection Businesses
As part of our continuing efforts to drive productivity improvements, on January 2021, we began a new program expected to achieve $80 million of targeted run-rate expense savings by 2023, of which $31 million was achieved in 2021. We expect to achieve these saving by shifting our workforce into an agile working model, leveraging technology-enabled capabilities, optimizing our real estate footprint, and continuing to realize a portion of COVID-19 related savings.
Investment Management and Research Business
As previously announced, AB has established its corporate headquarters in Nashville, Tennessee and relocated approximately 1,250 jobs from the New York metro area. Beginning in 2025, AB estimates ongoing annual expense savings of approximately $75 million to $80 million, which will result from a combination of occupancy and compensation-related savings.

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

The table below presents a reconciliation of net income (loss) attributable to Holdings to Non-GAAP Operating Earnings for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Net income (loss) attributable to Holdings	$(439)	$(648)	$(1,764)
Adjustments related to:
Variable annuity product features (1)	4,145	3,912	4,863
Investment (gains) losses	(867)	(744)	(73)
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	120	109	99
Other adjustments (2) (3) (4) (5)	717	952	395
Income tax expense (benefit) related to above adjustments (6)	(864)	(888)	(1,097)
Non-recurring tax items (7)	13	(391)	(66)
Non-GAAP Operating Earnings	$2,825	$2,302	$2,357

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
(3)Other adjustments includes separation costs of $82 million,$108 million, and $222 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(4)Includes Non-GMxB related derivative hedge losses of $65 million, ($404) million and $36 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(5)Includes certain legal accruals related to the cost of insurance litigation of $207 million for the year ended December 31, 2021.
(6)Includes income taxes of ($554) million for the above related COVID-19 items for the year ended December 31, 2020.
(7)Includes a reduction in the reserve for uncertain tax positions resulting from the completion of an IRS examination in the year ended December 31, 2020.
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
The following table presents return on average equity attributable to Holdings’ common shareholders, excluding AOCI and Non-GAAP Operating ROE for the year ended December 31, 2021.

Year Ended December 31, 2021
(in millions)
Net income (loss) available to Holdings’ common shareholders	$(518)
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$8,193
Return on average equity attributable to Holdings’ common shareholders, excluding AOCI	(6.3)%

Non-GAAP Operating Earnings available to Holdings’ common shareholders	$2,746
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$8,193
Non-GAAP Operating ROE	33.5%

The following table presents Non-GAAP Operating ROC by segment for our Individual Retirement, Group Retirement and Protection Solutions segments for the years ended December 31, 2021, 2020 and 2019.

	Individual Retirement	Group Retirement	Protection Solutions
	(in millions)
Year Ended December 31, 2021
Operating earnings	$1,444	$631	$317
Average capital (1)	$6,350	$1,154	$2,154
Non-GAAP Operating ROC	22.8%	54.6%	14.7%

Year Ended December 31, 2020
Operating earnings	$1,536	$491	$146
Average capital (1)	$6,352	$1,073	$2,170
Non-GAAP Operating ROC	24.2%	45.8%	6.7%

Year Ended December 31, 2019
Operating earnings	$1,598	$390	$336
Average capital (1)	$7,357	$1,333	$2,998
Non-GAAP Operating ROC	21.7%	29.3%	11.2%
_____________
(1)For average capital amounts by segment, capital components pertaining directly to specific segments such as DAC along with targeted capital are directly attributed to these segments. Targeted capital for each segment is established using assumptions supporting statutory capital adequacy levels (including CTE98).
Non-GAAP Operating Common EPS
Non-GAAP operating common EPS is calculated by dividing Non-GAAP Operating Earnings by diluted common shares outstanding. The following table sets forth Non-GAAP operating common EPS for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021	2020	2019
	(per share amounts)
Net income (loss) attributable to Holdings (1)	(1.05)	(1.44)	(3.57)
Less: Preferred stock dividends	0.19	0.12	—
Net income (loss) available to Holdings’ common shareholders	(1.24)	(1.56)	(3.57)
Adjustments related to:
Variable annuity product features (2)	9.93	8.68	9.85
Investment (gains) losses	(2.08)	(1.65)	(0.15)
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	0.29	0.24	0.20
Other adjustments (3) (4) (5) (6)	1.72	2.12	0.80
Income tax expense (benefit) related to above adjustments (7)	(2.07)	(1.97)	(2.22)
Non-recurring tax items (8)	0.03	(0.87)	(0.13)
Non-GAAP operating earnings	$6.58	$4.99	$4.78
______________
(1)For periods presented with a net loss, basic shares was used for the years ended December 31, 2021, 2020 and 2019.
(2)Includes COVID-19 impact on Variable annuity product features due to a first quarter 2020 assumption update of $3.26 and other COVID-19 related impacts of $0.08 for the year ended December 31, 2020.
(3)Includes COVID-19 impact on Other adjustments due to a first quarter 2020 assumption update of $2.33 for the year ended December 31, 2020 and other COVID-19 related impacts of $0.19 for the year ended December 31, 2020.
(4)Includes separation costs of $0.20, $0.24 and $0.45 for the years ended December 31, 2021, 2020 and 2019, respectively.
(5)Includes Non-GMxB related derivative hedge losses of $0.14,($0.90), and $0.08 for the years ended December 31, 2021, 2020 and 2019, respectively.
(6)Includes certain legal accruals related to the cost of insurance litigation of $0.50 for the year ended December 31, 2021. No adjustments were made to prior period non-GAAP operating EPS as the impact was immaterial.
(7)Includes income taxes of $(1.23) for the above related COVID-19 items for the year ended December 31, 2020.
(8)Includes a reduction in the reserve for uncertain tax positions resulting from the completion of an IRS examination in the year ended December 31, 2020.
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
Our economic interest in AB was approximately 65% during the years ended December 31, 2021, 2020 and 2019.
Consolidated Results of Operations
The following table summarizes our consolidated statements of income (loss) for the years ended December 31, 2021, 2020 and 2019:
Consolidated Statement of Income (Loss)

	Year Ended December 31,
	2021	2020	2019
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$3,637	$3,735	$3,778
Premiums	960	997	1,147
Net derivative gains (losses)	(4,465)	(1,722)	(4,012)
Net investment income (loss)	3,846	3,477	3,699
Investment gains (losses), net:
Credit losses on available-for-sale debt securities and loans	2	(58)	—
Other investment gains (losses), net	866	802	73
Total investment gains (losses), net	868	744	73
Investment management and service fees	5,395	4,608	4,380
Other income	795	576	554
Total revenues	11,036	12,415	9,619

	Year Ended December 31,
	2021	2020	2019
	(in millions, except per share data)
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	3,218	5,326	4,385
Interest credited to policyholders’ account balances	1,219	1,222	1,263
Compensation and benefits	2,360	2,096	2,081
Commissions and distribution-related payments	1,662	1,351	1,242
Interest expense	244	200	221
Amortization of deferred policy acquisition costs	393	1,613	597
Other operating costs and expenses	2,109	1,700	1,890
Total benefits and other deductions	11,205	13,508	11,679
Income (loss) from continuing operations, before income taxes	(169)	(1,093)	(2,060)
Income tax (expense) benefit	145	744	593
Net income (loss)	(24)	(349)	(1,467)
Less: Net income (loss) attributable to the noncontrolling interest	415	299	297
Net income (loss) attributable to Holdings	(439)	(648)	$(1,764)
Less: Preferred stock dividends	79	53	—
Net income (loss) available to Holdings’ common shareholders	$(518)	$(701)	$(1,764)

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$(1.24)	$(1.56)	$(3.57)
Diluted	$(1.24)	$(1.56)	$(3.57)
Weighted average common shares outstanding (in millions):
Basic	417.4	450.4	493.6
Diluted	417.4	450.4	493.6

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Non-GAAP Operating Earnings	$2,825	$2,302	$2,357

The following table summarizes our Non-GAAP Operating Earnings per common share for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019

Non-GAAP operating earnings per common share:
Basic	$6.58	$4.99	$4.78
Diluted	$6.58	$4.99	$4.78

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
Net Income Attributable to Holdings
Net loss attributable to Holdings decreased by $209 million to a net loss of $439 million for the year ended December 31, 2021 from a net loss of $648 million for the year ended December 31, 2020. The following notable items were the primary drivers for the change in net income (loss):
Favorable items included:

•Policyholders’ benefits decreased by $2.1 billion mainly due to the non-recurrence of the interest rate assumption update in the first quarter of 2020 and equity markets appreciation in the year ended December 31, 2021. This was partially offset by an increase in death claims.
•Amortization of DAC decreased by $1.2 billion mainly due to the interest rate assumption update in the first quarter of 2020 as a result of the extraordinary economic conditions driven by COVID-19. As a result of the lower interest rate assumption, Protection Solutions segment entered into loss recognition resulting in an acceleration of DAC amortization in 2020.
•Fee revenue increased by $871 million mainly driven by higher base fees, performance fees and distribution revenues in our Investment Management & Research segment as a result of higher average AUM revenues and higher fees in our Group Retirement segment as a result of higher average Separate Accounts AV and higher broker-dealer related revenues.
•Investment gains increased by $124 million mainly due to rebalancing of the Venerable assets and the rebalancing program to extend duration.
•Net investment income increased by $369 million mainly due to higher income from our alternative investment portfolio and higher prepayments, partially offset by lower assets related to the Venerable Transaction.
These were partially offset by the following unfavorable items:
•Net derivative gains decreased by $2.7 billion driven by an increase in interest rates during 2021 compared to a decrease in interest rates during 2020 and greater equity market appreciation in 2021, partially offset by widening non-performance risk spreads during 2021 compared to contracting spreads in 2020.
•Compensation, benefits and other operating expenses increased by $673 million mainly due to higher litigation reserve accruals, including the COI litigation. In addition, we experienced higher employee compensation expenses in our Investment Management and Research segment due to higher revenues.
•Commissions and distribution-related payments increased by $311 million mainly due to higher distribution-related payments in our Investment Management and Research and Individual Retirement segments based on higher average AUM and Separate Account AV balances, as well as the growth in broker dealer sales.
•Net income attributable to noncontrolling interest increased by $116 million mainly due to higher AB pre-tax income and higher consolidated VIE income.
•Income tax benefit decreased by $599 million primarily due to the 2020 audit close and a decrease in pre-tax loss in the year ended December 31, 2021 compared to the year ended December 31, 2020.
See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding assumption updates.
Non-GAAP Operating Earnings
Non-GAAP Operating Earnings increased by $523 million to $2.8 billion for the year ended December 31, 2021 from $2.3 billion in the year ended December 31, 2020. The following notable items were the primary drivers for the change in Non-GAAP Operating Earnings.
Favorable items included:
•Fee-type revenue increased by $914 million mainly due to higher base fees, performance-based fees and distribution revenues in our Investment Management & Research segment as a result of higher average AUM revenues, and higher fees in our Group Retirement segment as a result of higher average Separate Accounts AV and higher broker-dealer related revenues.
•Net investment income increased by $566 million mainly due to higher income from our alternative investment portfolio and higher prepayments, partially offset by lower assets related to the Venerable Transaction.
•Policyholders’ benefits decreased by $545 million mainly due to equity market appreciation (offset in Net Derivative gains), partially offset by higher ongoing reserves resulting from assumption updates in 2020 and higher death claims in 2021.

•Amortization of DAC decreased by $9 million mainly due to favorable assumption updates in 2021 compared to 2020, partially offset by higher amortization due to growth of SCS.
These were partially offset by the following unfavorable items:
•Net derivative gains decreased by $485 million mainly due to equity market appreciation in 2021, which was offset in Policyholder’s benefits, and inflation related hedging losses on TIPS in the General Account.
•Compensation, benefits and other operating costs and expenses increased by $424 million mainly due to higher employee compensation in our Investment Management and Research segment due to higher revenues and increased expenses in Corporate and Other related to unfavorable COLI death claims and general incremental compensation increases.
•Commissions and distribution-related payments increased by $311 million mainly due to higher distribution-related payments in our Investment Management and Research and Individual Retirement segments based on higher average AUM and Separate Account AV balances, as well as the growth in broker dealer sales.
•Earnings attributable to the noncontrolling interest increased by $114 million mainly due to higher AB Operating earnings in our Investment Management and Research segment.
•Income tax expense increased by $164 million primarily due to higher pre-tax earnings.
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Net Income Attributable to Holdings
For discussion that compares results for the year ended December 31, 2020 to the year ended December 31, 2019 refer to the MD&A section in our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”).
Non-GAAP Operating Earnings
For discussion that compares results for the year ended December 31, 2020 to the year ended December 31, 2019 refer to the MD&A section in our 2020 Form 10-K.
Results of Operations by Segment
We manage our business through the following four segments: Individual Retirement, Group Retirement, Investment Management and Research, and Protection Solutions. We report certain activities and items that are not included in our four segments in Corporate and Other. The following section presents our discussion of operating earnings (loss) by segment and AUM, AV and Protection Solutions Reserves by segment, as applicable. Consistent with U.S. GAAP guidance for segment reporting, operating earnings (loss) is our U.S. GAAP measure of segment performance. See Note 19 of the Notes to these Consolidated Financial Statements for further information on our segments.
The following table summarizes operating earnings (loss) on our segments and Corporate and Other for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Operating earnings (loss) by segment:
Individual Retirement	$1,444	$1,536	$1,598
Group Retirement	631	491	390
Investment Management and Research	564	432	381
Protection Solutions	317	146	336
Corporate and Other	(131)	(303)	(348)
Non-GAAP Operating Earnings	$2,825	$2,302	$2,357

Effective Tax Rates by Segment
For 2021, 2020 and 2019 Income tax expense was allocated to the Company’s business segments using a 17%, 16% and 17% effective tax rate (“ETR”), respectively, for our retirement and protection businesses (Individual Retirement, Group Retirement, and Protection Solutions) and a 27%, 27% and 28% ETR for Investment Management and Research.

Individual Retirement
The Individual Retirement segment includes our variable annuity products which primarily meet the needs of individuals saving for retirement or seeking retirement income.
The following table summarizes operating earnings of our Individual Retirement segment for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Operating earnings	$1,444	$1,536	$1,598

Key components of operating earnings are:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
REVENUES
Policy charges, fee income and premiums	$1,867	$2,034	$2,085
Net investment income	1,287	1,246	1,148
Net derivative gains (losses)	(128)	331	362
Investment management, service fees and other income	759	700	730
Segment revenues	$3,785	$4,311	$4,325

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$720	$1,207	$1,184
Interest credited to policyholders’ account balances	276	312	310
Commissions and distribution-related payments	328	281	281
Amortization of deferred policy acquisition costs	303	299	181
Compensation, benefits and other operating costs and expenses	411	382	435
Interest expense	—	—	—
Segment benefits and other deductions	$2,038	$2,481	$2,391

The following table summarizes AV for our Individual Retirement segment as of the dates indicated:

	December 31,
	2021	2020
	(in millions)
AV (1)
General Account	$37,698	$30,783
Separate Accounts	74,206	86,607
Total AV	$111,904	$117,390
(1) AV presented are net of reinsurance

The following table summarizes a roll-forward of AV for our Individual Retirement segment for the periods presented:

	Year Ended December 31,
	2021	2020		2019
	(in millions)
Balance as of beginning of period	$117,390	$108,922		$94,589
Gross premiums	11,249	7,493		8,572
Surrenders, withdrawals and benefits	(12,143)	(8,622)		(9,071)
Net flows (1)	(894)	(1,129)		(499)
Investment performance, interest credited and policy charges (3)	12,316	9,606		15,290
Ceded to Venerable (2)	(16,927)	—		—
Reclassified to Liabilities held for sale	—	(3)		—
Other (3) (4) (5) (6)	19	(6)		(458)
Balance as of end of period	$111,904	$117,390	$—	$108,922
______________

(1) For the year ended December 31, 2021, net flows of $(830) million and investment performance, interest credited and policy charges of $589 million, respectively, are excluded as these amounts are related to ceded AV to Venerable.
(2) Effective June 1, 2021, AV excludes activity related to ceded AV to Venerable. In addition, the roll-forward reflects the AV ceded to Venerable as of the transaction date. For additional information on the Venerable Transaction see Note 1 of the Notes to these Consolidated Financial Statements.
(3) For the year ended December 31, 2021, amounts reflect $(38) million transfer of policyholders account balances to future policyholder benefits and other policyholders liabilities related to structured settlement contracts.
(4) For the year ended December 31, 2021 amounts reflect $57 million of AV transfer of a closed block of GMxB business from GR to IR.
(5) For the year ended December 31, 2020, amounts are primarily related to our fixed income annuity (“FIA”) contracts which were previously reported as Policyholders’ account balances in the consolidated balance sheets and therefore included in our definition of “Account Value”. Effective January 1, 2020, FIAs are reported as future policy benefits and other policyholders’ liabilities in the consolidated balance sheets and accordingly were excluded from Account Value.
(6) Transfer to Corporate and Other represents the placement of an Individual Retirement product in run-off effective for the second quarter of 2019.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020 for the Individual Retirement Segment
Operating earnings
Operating earnings decreased $92 million to $1.4 billion during the year ended December 31, 2021 from $1.5 billion in the year ended December 31, 2020. The following notable items were the primary drivers of the change in operating earnings:

Unfavorable items included:

•Net GMxB results decreased by $86 million primarily due to ongoing higher reserve accruals resulting from assumption updates in 2020 and higher claims, partially offset by higher fees and the impact of the Venerable Transaction.
•Commissions and distribution-related payments increased by $47 million mainly due to higher average asset balances, gross of Venerable, offset by an increase in commission reimbursements in Fee-type revenue.
•Compensation, benefits and other operating costs and expenses increased by $29 million primarily due to higher incremental compensation expense and higher investment management sub-advisory fees, partially off set by higher SA fees.
These were partially offset by the following favorable items:
•Net investment income increased by $41 million mainly due to higher income from our alternative investment portfolio, higher average asset balances, prepayments and General Account portfolio optimization.

•Interest credited to policyholders’ account balances decreased by $36 million mainly due to the impact of equity market appreciation on our SCS product features.
•Fee-type revenue increased by $19 million mainly due to higher average Separate Accounts AV as a result of equity market appreciation in 2021 from market lows in 2020, and inflows from our current product offering. The increase in Fee-type revenue was partially offset by the impacts of fee-income ceded to Venerable, partially offset by commission reimbursements in Commissions and distributions-related payments.
Net Flows and AV
•The decline in AV of $5.5 billion in the year ended December 31, 2021 was driven by $16.9 billion of AV ceded to Venerable and net outflows of $894 million partially offset by an increase in investments performance and interest credited to account balances, net of policy charges of $12.3 billion as a result of equity market appreciation in 2021.
•Net outflows of $894 million were $235 million higher than in the year ended December 31, 2020, mainly driven by $3.5 billion of outflows on our older fixed-rate GMxB block, partially offset by $2.6 billion of inflows on our newer, less capital-intensive products.
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019 for the Individual Retirement Segment
Operating earnings
For discussion that compares results for the year ended December 31, 2020 to the year ended December 31, 2019 refer to the MD&A section in our 2020 Form 10-K.
Net Flows and AV
For discussion on net flows and AV comparative results for the year ended December 31, 2020 to the year ended December 31, 2019 refer to the MD&A section in our 2020 Form 10-K.
Group Retirement
The Group Retirement segment offers tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses.
The following table summarizes operating earnings of our Group Retirement segment for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Operating earnings	$631	$491	$390
Key components of operating earnings are:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
REVENUES
Policy charges, fee income and premiums	$371	$295	$279
Net investment income	752	641	590
Net derivative gains (losses)	(19)	1	4
Investment management, service fees and other income	268	211	204
Segment revenues	$1,372	$1,148	$1,077

	Year Ended December 31,
	2021	2020	2019
	(in millions)
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$—	$2	$2
Interest credited to policyholders’ account balances	303	303	302
Commissions and distribution-related payments	56	45	42
Amortization of deferred policy acquisition costs	—	21	35
Compensation, benefits and other operating costs and expenses	248	192	224
Interest expense	—	—	—
Segment benefits and other deductions	$607	$563	$605
The following table summarizes AV for our Group Retirement segment as of the dates indicated:

	December 31,
	2021	2020
	(in millions)
AV
General Account	$13,046	$12,826
Separate Accounts	34,307	29,633
Total AV	$47,353	$42,459
The following table summarizes a roll-forward of AV for our Group Retirement segment for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Balance as of beginning of period	$42,459	$37,880	$32,401
Gross premiums	3,623	3,343	3,533
Surrenders, withdrawals and benefits	(3,929)	(3,047)	(3,266)
Net flows	(306)	296	267
Investment performance, interest credited and policy charges	5,257	4,283	5,212
Other (1)	(57)	—	—
Balance as of end of period	$47,353	$42,459	$37,880
____________
(1)For the year ended December 31, 2021, amounts reflect AV transfer of GMxB closed block business from GR to IR.
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020 for the Group Retirement Segment
Operating earnings
Operating earnings increased by $140 million to $631 million during the year ended December 31, 2021 from $491 million during the year ended December 31, 2020. The following notable items were the primary drivers of the change in operating earnings:
Favorable items included:
•Fee-type revenue increased by $133 million due to higher average Separate Accounts AV, driven by equity market appreciation.
•Net investment income increased by $111 million due to higher income from our alternative investment portfolio, higher average assets balances, prepayments and General Account portfolio optimization.

•Amortization of DAC decreased by $21 million mainly due to the favorable impact of assumption updates in 2021, partially offset by higher amortization from higher revenue.

These were partially offset by the following unfavorable items:
•Compensation, benefits and other operating costs and expenses increased by $56 million mainly due to a litigation expense related to the 403(b) business.
•Net derivative gains decreased by $20 million due to inflation related hedging loss offset on TIPS in the General Account.
•Commissions and distribution-related payments increased by $11 million mainly due to a higher asset base.
•Income tax expense increased by $40 million primarily due to higher pre-tax earnings.
Net Flows and AV
•The increase in AV of $4.9 billion in the year ended December 31, 2021 was primarily due to strong equity markets partially offset by net outflows of $306 million.
•Net inflows decreased $602 million to outflows of $306 million due to higher surrender from higher AV, partially offset by higher sales and renewals.
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019 for the Group Retirement Segment
Operating earnings
For discussion that compares results for the year ended December 31, 2020 to the year ended December 31, 2019 refer to the MD&A section in our 2020 Form 10-K.
Net Flows and AV
For discussion on net flows and AV comparative results for the year ended December 31, 2020 to the year ended December 31, 2019 refer to the MD&A section in our 2020 Form 10-K.

Investment Management and Research
The Investment Management and Research segment provides diversified investment management, research and related services to a broad range of clients around the world. Operating earnings (loss), net of tax, presented here represents our economic interest in AB of approximately 65% during the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Operating earnings	$564	$432	$381

Key components of operating earnings are:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
REVENUES
Net investment income	$13	$31	$57
Net derivative gains (losses)	(13)	(36)	(38)
Investment management, service fees and other income	4,430	3,708	3,460
Segment revenues	$4,430	$3,703	$3,479

BENEFITS AND OTHER DEDUCTIONS
Commissions and distribution related payments	$708	$569	$488
Compensation, benefits and other operating costs and expenses	2,507	2,211	2,174
Interest expense	5	6	10
Segment benefits and other deductions	$3,220	$2,786	$2,672

Changes in AUM in the Investment Management and Research segment for the periods presented were as follows:

	Year Ended December 31,
	2021	2020	2019
	(in billions)
Balance as of beginning of period	$685.9	$622.9	$516.4
Long-term flows
Sales/new accounts	150.0	124.1	103.7
Redemptions/terminations	(103.8)	(109.3)	(68.4)
Cash flow/unreinvested dividends	(20.1)	(17.4)	(10.1)
Net long-term inflows (outflows) (1)	26.1	(2.6)	25.2
Acquisition	—	0.2	—
AUM adjustment (2)	—	—	(0.9)
Market appreciation (depreciation)	66.6	65.4	82.2
Net change	92.7	63.0	106.5
Balance as of end of period	$778.6	$685.9	$622.9
______________
(1) Institutional net flows include $1.3 billion and $11.8 billion of AXA redemptions of certain low-fee fixed income mandates for 2021 and 2020, respectively.
(2)Approximately $900 million of non-investment management fee earning taxable and tax-exempt money market assets were removed from assets under management during the second quarter of 2019.

Average AUM in the Investment Management and Research segment for the periods presented by distribution channel and investment services were as follows:

	Year Ended December 31,
	2021	2020	2019
	(in billions)
Distribution Channel:
Institutions	$325.7	$285.9	$265.4
Retail	291.0	236.5	212.3
Private Wealth Management	114.1	97.1	96.5
Total	$730.8	$619.5	$574.2

Investment Service:
Equity Actively Managed	$252.2	$179.8	$158.4
Equity Passively Managed (1)	68.7	57.1	56.4
Fixed Income Actively Managed – Taxable	253.1	254.4	239.7
Fixed Income Actively Managed – Tax-exempt	53.8	47.9	44.6
Fixed Income Passively Managed (1)	9.6	9.4	9.4
Alternatives/Multi-Asset Solutions (2)	93.4	70.9	65.7
Total	$730.8	$619.5	$574.2
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

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020 for the Investment Management and Research Segment
Operating earnings
Operating earnings increased $132 million to $564 million during the year ended December 31, 2021 from $432 million in the year ended December 31, 2020. The following notable items were the primary drivers of the change in operating earnings:
Favorable items included:
•Fee-type revenue increased by $722 million primarily due to higher investment advisory base fees, performance based fees and distribution revenues, driven by higher average AUM due to market appreciation and net inflows. This is partially offset by lower Bernstein Research Services revenues due to lower trading activity driven by lower global market volatility as compared to the COVID-19 related volatility in the year ended December 31, 2020.
•Net investment income, net of derivative gains, was favorable by $5 million. Net investment income decreased by $18 million mainly due to lower gains on the seed capital investments subject to market risk, offset by an increase in Net derivative gains of $23 million mainly due to lower losses from economically hedging the seed capital investments.
These were partially offset by the following unfavorable items:
•Compensation, benefits, interest expense and other operating costs increased by $295 million mainly due to higher employee compensation attributed to higher revenues.
•Commissions and distribution-related payments increased by $139 million mainly due to higher payments to financial intermediaries for the distribution of AB mutual funds, primarily resulting from increased average AUM of these mutual funds.
•Earnings attributable to noncontrolling interest increased by $114 million due to higher pre-tax earnings.
•Income tax expense increased by $47 million due to higher pre-tax earnings.
Long-Term Net Flows and AUM
•Total AUM as of December 31, 2021 was $778.6 billion up $92.7 billion, or 13.5%, compared to December 31, 2020. The increase was driven primarily by market appreciation of $66.6 billion and net inflows of $26.1 billion (reflecting Retail net inflows of $20.8 billion, Private Wealth Management net inflows of $3.0 billion and Institutional net inflows of $2.3 billion).
•Excluding AXA’s redemption of low-fee fixed income mandates of $1.3 billion and $11.8 billion, AB generated net inflows of $27.4 billion and $9.2 billion during the twelve months ended December 31, 2021 and 2020, respectively. As previously disclosed, AB expects additional redemptions by AXA of low-fee retail AUM in the first half of 2022 of approximately $5 billion.
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019 for the Investment Management and Research Segment
Operating earnings
For discussion that compares results for the year ended December 31, 2020 to the year ended December 31, 2019 refer to the MD&A section in our 2020 Form 10-K.
Net Flows and AUM
For discussion that compares results for the year ended December 31, 2020 to the year ended December 31, 2019 refer to the MD&A section in our 2020 Form 10-K.
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
The following table summarizes operating earnings (loss) of our Protection Solutions segment for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Operating earnings (loss)	$317	$146	$336
Key components of operating earnings (loss) are:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
REVENUES
Policy charges, fee income and premiums	$2,016	$1,970	$2,148
Net investment income	1,102	944	967
Net derivative gains (losses)	(20)	5	10
Investment management, service fees and other income	260	225	241
Segment revenues	$3,358	$3,144	$3,366

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$1,850	$1,875	$1,655
Interest credited to policyholders’ account balances	516	514	520
Commissions and distribution related payments	170	160	166
Amortization of deferred policy acquisition costs	93	84	275
Compensation, benefits and other operating costs and expenses	345	337	347
Interest expense	—	—	—
Segment benefits and other deductions	$2,974	$2,970	$2,963
The following table summarizes Protection Solutions Reserves for our Protection Solutions segment as of the dates presented:

	December 31,
	2021	2020
	(in millions)
Protection Solutions Reserves (1)
General Account	$18,625	$18,905
Separate Accounts	17,012	14,771
Total Protection Solutions Reserves	$35,637	$33,676
_______________
(1)Does not include Protection Solutions Reserves for our employee benefits business as it is a start-up business and therefore has immaterial in-force policies.
The following table presents our in-force face amounts for the periods indicated, respectively, for our individual life insurance products:

	December 31,
	2021	2020
	(in billions)
In-force face amount by product: (1)
Universal Life (2)	$45.9	$48.7
Indexed Universal Life	27.9	27.7
Variable Universal Life (3)	132.8	127.7
Term	215.4	215.2
Whole Life	1.2	1.3
Total in-force face amount	$423.2	$420.6
_______________
(1)Includes individual life insurance and does not include employee benefits as it is a start-up business and therefore has immaterial in-force policies.
(2)UL includes GUL.
(3)VUL includes VL and COLI.
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020 for the Protection Solutions Segment
Operating earnings
Operating earnings increased $171 million to $317 million during the year ended December 31, 2021 from $146 million in the year ended December 31, 2020. The following notable items were the primary drivers of the change in operating earnings:
Favorable items included:
•Net investment income increased by $158 million mainly due to higher income from our alternative investment portfolio, higher average assets balances, prepayments and General Account portfolio optimization.
•Fee-type revenue increased by $81 million mainly driven by higher premiums due to growth in Employee Benefits and higher investment management and service fees.
•Policyholders’ benefits decreased by $25 million mainly due to a favorable assumption update, and lower claims on traditional products due to the sale of the USFL and MLICA blocks in April 2020, offset by unfavorable mortality driven by COVID-19 claims and older block claims. Employee Benefits’ reserves continue to grow in line with the block size.
These were partially offset by the following unfavorable items:
•Net derivative gains decreased by $25 million mainly due to inflation related hedging loss offset on TIPS in the General Account.
•Commissions and distribution-related payments increased by $10 million mainly due to higher sales.
•Amortization of DAC increased by $9 million mainly due to more favorable model & assumption updates in 2020 vs 2021, offset by lower VISL baseline amortization following the DAC write-off in first half of 2020.
•Income tax expense increased by $39 million primarily due to higher pre-tax earnings.
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019 for the Protection Solutions Segment
For discussion that compares results for the year ended December 31, 2020 to the year ended December 31, 2019 refer to the MD&A section in our 2020 Form 10-K.

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
The following table summarizes operating earnings (loss) of Corporate and Other for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Operating earnings (loss)	$(131)	$(303)	$(348)
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
The General Account investment portfolio consists largely of investment grade fixed maturities, short-term investments, commercial and agricultural mortgage loans, alternative investments and other financial instruments. Fixed maturities include publicly issued corporate bonds, government bonds, privately placed notes and bonds, bonds issued by states and municipalities, mortgage-backed securities and asset-backed securities. The General Account investment portfolio also includes credit derivatives to replicate exposure to individual securities or pools of securities as a means of achieving credit exposure similar to bonds of the underlying issuer(s) more efficiently. In addition, from time to time we use derivatives for hedging purposes to reduce our exposure to equity markets, interest rates and credit spreads. As part of a yield enhancement strategy, the General Account has diversified into more asset and sub-asset classes including higher yielding commercial mortgage investments.
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
Our investment philosophy is driven by our long-term commitments to clients, robust risk management and strategic asset allocation. In executing the activities of our General Account investment portfolio, we incorporate ESG factors into the investment processes for a significant portion of our portfolio. As investors with a long-term horizon, we believe that companies with sustainable practices are better positioned to deliver value to stakeholders over an extended period, thereby enhancing the quality of our portfolio. These companies are more likely to increase sales through sustainable products, reduce energy costs and attract and retain talent. This belief underpins our approach to sustainable investing, where we seek to enhance the sustainability of our investment portfolio by integrating ESG factors into our investment decision process.
The General Account investment portfolio reflects certain differences from the presentation of the U.S. GAAP Consolidated Financial Statements. This presentation is consistent with how we manage the General Account investment portfolio. For further investment information, please refer to Note 3 and Note 4 of the Notes to these Consolidated Financial Statements.

Investment Results of the General Account Investment Portfolio
The following table summarizes the General Account investment portfolio results with Non-GAAP Operating Earnings adjustments by asset category for the periods indicated. This presentation is consistent with how we measure investment performance for management purposes.

	Year Ended December 31,
	2021		2020		2019
	Yield	Amount (2)	Yield	Amount (2)	Yield	Amount (2)
	(Dollars in millions)
Fixed Maturities:
Income (loss)	3.40%	$2,429	3.46%	$2,318	3.68%	$2,019
Ending assets		72,545		71,738		62,687
Mortgages:
Income (loss)	4.08%	547	4.13%	517	4.47%	541
Ending assets		14,033		13,159		12,107
Other Equity Investments: (1) (4)
Income (loss)	20.45%	534	6.14%	95	5.96%	86
Ending assets		2,901		1,621		1,507
Policy Loans:
Income (loss)	5.01%	203	5.28%	204	5.59%	210
Ending assets		4,024		4,118		3,735
Cash and Short-term Investments:
Income (loss)	(0.13)%	(2)	0.03%	1	(0.15)%	(4)
Ending assets		1,662		2,095		1,856
Funding agreements:
Interest expense and other		(56)		(75)		(110)
Ending assets (liabilities)		(6,647)		(6,897)		(6,909)
Total Invested Assets:
Income (loss)	4.28%	3,655	3.72%	3,060	3.92%	2,742
Ending Assets		88,518		85,834		74,983
Short Duration Fixed Maturities:
Income (loss)	4.48%	78	3.39%	184	3.15%	312
Ending assets		142		4,704		6,173
Total:
Investment income (loss)	4.28%	3,733	3.70%	3,244	3.83%	3,054
Less: investment fees (3)	(0.14)%	(118)	(0.12)%	(107)	(0.13)%	(103)
Investment Income, Net	4.15%	3,615	3.57%	3,137	3.70%	2,951
Ending Net Assets		$88,660		$90,538		$81,156
_____________
(1)Includes, as of December 31, 2021, December 31, 2020 and December 31, 2019 respectively, $319 million, $333 million and $365 million of other invested assets.
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
(4)Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments (see Note 2 of the Notes to these Consolidated Financial Statements- Investments).

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
Fixed Maturities by Industry (1)

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total (%)
	(in millions)
As of December 31, 2021
Corporate Securities:
Finance	$12,954	$—	$545	$59	$13,440	17%
Manufacturing	12,212	1	775	39	12,947	17%
Utilities	6,446	—	351	36	6,761	9%
Services	8,191	21	380	50	8,500	11%
Energy	3,854	—	174	17	4,011	5%
Retail and wholesale	3,390	—	218	18	3,590	5%
Transportation	2,181	—	156	10	2,327	3%
Other	60	—	2	—	62	—%
Total corporate securities	49,288	22	2,601	229	51,638	67%
U.S. government	13,056	—	2,344	15	15,385	20%
Residential mortgage-backed (2)	90	—	8	—	98	—%
Preferred stock (4)	41	—	12	—	53	—%
State & political	586	—	78	3	661	1%
Foreign governments	1,124	—	42	14	1,152	1%
Commercial mortgage-backed	2,427	—	19	25	2,421	3%
Asset-backed securities	5,933	—	21	20	5,934	8%
Total	$72,545	$22	$5,125	$306	$77,342	100%

As of December 31, 2020: (3)
Corporate Securities:
Finance	$14,411	$—	$1,112	$9	$15,514	19%
Manufacturing	13,040	—	1,520	18	14,542	18%
Utilities	6,352	—	681	6	7,027	9%
Services	7,830	13	680	27	8,470	11%
Energy	4,084	—	364	23	4,425	6%
Retail and wholesale	3,747	—	435	3	4,179	5%
Transportation	2,424	—	301	4	2,721	3%
Other	157	—	7	2	162	—%
Total corporate securities	52,045	13	5,100	92	57,040	71%
U.S. government	12,660	—	3,448	5	16,103	20%
Residential mortgage-backed (2)	130	—	13	—	143	—%
Preferred stock	621	—	48	3	666	1%
State & political	536	—	100	—	636	1%
Foreign governments	1,011	—	98	6	1,103	1%
Commercial mortgage-backed	1,148	—	55	—	1,203	2%
Asset-backed securities	3,587	—	29	5	3,611	4%
Total	$71,738	$13	$8,891	$111	$80,505	100%
______________
(1)Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Excludes amounts reclassified as HFS.
(4)Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments (see Note 2 of the Notes to these Consolidated Financial Statements- Investments).

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
The following table sets forth the General Account’s fixed maturities portfolio by NAIC rating at the dates indicated.

Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
As of December 31, 2021
1................................	Aaa, Aa, A	$44,653	$—	$3,734	$158	$48,229
2................................	Baa	25,141	—	1,357	127	26,371
	Investment grade	69,794	—	5,091	285	74,600
3................................	Ba	1,601	1	22	14	1,608
4................................	B	992	19	8	5	976
5................................	Caa	130	2	4	1	131
6................................	Ca, C	28	—	—	1	27
	Below investment grade	2,751	22	34	21	2,742
Total Fixed Maturities		$72,545	$22	$5,125	$306	$77,342

As of December 31, 2020: (1)
1................................	Aaa, Aa, A	$44,146	$—	$6,227	$32	$50,341
2................................	Baa	25,285	—	2,621	26	27,880
	Investment grade	69,431	—	8,848	58	78,221
3................................	Ba	1,436	—	33	19	1,450
4................................	B	769	13	7	28	735
5................................	Caa	92	—	3	5	90
6................................	Ca, C	10	—	—	1	9
	Below investment grade	2,307	13	43	53	2,284
Total Fixed Maturities		$71,738	$13	$8,891	$111	$80,505
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
Mortgage Loans by Region and Property Type

	December 31, 2021		December 31, 2020
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(in millions)
By Region:
U.S. Regions:
Pacific	$4,297	30%	$3,912	30%
Middle Atlantic	3,441	24	3,662	28
South Atlantic	1,982	14	1,290	10
East North Central	1,103	8	1,122	8
Mountain	978	7	1,026	8
West North Central	834	6	875	7
West South Central	609	5	690	5
New England	579	4	511	3
East South Central	146	1	152	1
Total U.S.	$13,969	99%	$13,240	100%
Other Regions:
Europe	$126	1%	$—	—%
Total Other	$126	1	$—	—
Total Mortgage Loans	$14,095	100%	$13,240	100%

By Property Type:
Office	$3,944	28%	$4,131	31%
Multifamily	4,694	33	4,027	30
Agricultural loans	2,644	19	2,732	21
Retail	728	5	742	6
Industrial	1,204	9	787	6
Hospitality	410	3	477	4
Other	471	3	344	2
Total Mortgage Loans	$14,095	100%	$13,240	100%

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
Sources and Uses of Liquidity
The Company has sufficient cash flows from operations to satisfy liquidity requirements in 2022.
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
Sources and Uses of Holding Company Highly Liquid Assets
The following table sets forth Holdings’ principal sources and uses of highly liquid assets for the periods indicated.

	Year Ended December 31,
	2021	2020
	(in millions)
Highly Liquid Assets, beginning of period	$3,088	$1,589
Dividends from subsidiaries	792	2,877
Capital contributions to subsidiaries	(815)	(350)
M&A Activity	215	—
Income taxes payable	—	—
Total Business Capital Activity	192	2,527

Purchase of treasury shares	(1,637)	(430)
Shareholder dividends paid	(296)	(297)
Total Share Repurchases, Dividends and Acquisition Activity	(1,933)	(727)
Issuance of preferred stock	293	494
Preferred stock dividend	(79)	(53)
Total Preferred Stock Activity	214	441

Issuance of long-term debt	—	—
Repayment of long-term debt	(280)	—
Total External Debt Activity	(280)	—

Repayments of loans from affiliates	—	(300)
Proceeds from loans from affiliates	1,000	—
Repayment of loans to affiliates	—	—

	Year Ended December 31,
	2021	2020
	(in millions)
Issuance of loans to affiliates	—	—
Net decrease (increase) in loans to affiliates	(80)	(115)
Total Affiliated Debt Activity	920	(415)

Interest paid on external debt and P-Caps	(233)	(220)
Others, net	(226)	(107)
Total Other Activity	(459)	(327)

Net increase (decrease) in highly liquid assets	(1,346)	1,499
Highly Liquid Assets, end of period	$1,742	$3,088

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
Cash Distributions from Our Subsidiaries
In 2021, Holdings and certain of its subsidiaries received pretax cash distributions from AB of $677 million, EIM of $61 million and $140 million in dividends from Equitable Advisors.
Distributions from Insurance Subsidiaries
Our insurance companies are subject to limitations on the payment of dividends and other transfers of funds to Holdings and other affiliates under applicable insurance law and regulation. Also, more generally, the ability of our insurance subsidiaries to pay dividends can be affected by market conditions and other factors beyond our control.
Under New York insurance law applicable to Equitable Financial, a domestic stock life insurer may not, without prior approval of the NYDFS, pay an Ordinary Dividend. Extraordinary Dividends require the insurer to file a notice of its intent to declare the dividends with the NYDFS and prior approval or non-disapproval from the NYDFS. Due to a permitted statutory accounting practice agreed to with the NYDFS, Equitable Financial will need the prior approval of the NYDFS to pay a Permitted Practice Ordinary Dividend. Applying the formulas above, Equitable Financial could pay an Ordinary Dividend of up to approximately $865 million in 2022.
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
As of December 31, 2021, Holdings and its non-insurance company subsidiaries hold approximately 170.1 million AB Units, 4.1 million AB Holding Units and the 1% General Partnership interest in ABLP.
As of December 31, 2021, the ownership structure of ABLP, including AB Units outstanding as well as the general partner’s 1% interest, was as follows:

Owner	Percentage Ownership
EQH and its subsidiaries	63.0%
AB Holding	36.2%
Unaffiliated holders	0.8%
Total	100.0%
Including both the general partnership and limited partnership interests in AB Holding and ABLP, Holdings and its subsidiaries had an approximate 65% economic interest in AB as of December 31, 2021.

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
The Credit Facility and LOC Facilities contain certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries and the dollar amount of secured indebtedness that may be incurred by us, which could restrict our operations and use of funds. The right to borrow funds under the Credit Facility and LOC Facilities is subject to the fulfillment of certain conditions, including compliance with all covenants, and the ability to borrow thereunder is also subject to the continued ability of the lenders that are or will be parties to the facilities to provide funds. As of December 31, 2021, we were in compliance with these covenants”.
Contingent Funding Arrangements
For information regarding activity pertaining to our contingent funding arrangements and other off-balance sheet commitments, see “Commitments and Contingent Liabilities in ” Note 17 of the Notes to these Consolidated Financial Statements in this Form 10-K.
Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock
For information pertaining to our Series A, Series B and Series C Preferred Stock see Note 20 of the Notes to these Consolidated Financial Statements.

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
For information regarding activity pertaining to common and preferred dividends declared and paid, see Note 20 of the Notes to these Consolidated Financial Statements.
Share Repurchase Programs
For information regarding activity pertaining to share repurchase programs, see Note 20 of the Notes to these Consolidated Financial Statements.
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
We manage the liquidity of our insurance subsidiaries with the objective of ensuring that they can meet payment obligations linked to our Individual Retirement, Group Retirement and Protection Solutions businesses and to their outstanding debt and derivative positions, including in our hedging programs, without support from Holdings. We employ an asset/liability management approach specific to the requirements of each of our insurance businesses. We measure liquidity against internally-developed benchmarks that consider the characteristics of our asset portfolio and the liabilities that it supports in both the short-term (the next 12 months) and long-term (beyond the next 12 months). We consider attributes of the various categories of our liquid assets (for example, type of asset and credit quality) in calculating internal liquidity indicators for our insurance and reinsurance operations. Our liquidity benchmarks are established for various stress scenarios and durations, including company-specific and market-wide events. The scenarios we use to evaluate the liquidity of our subsidiaries are defined to allow operating entities to operate without support from Holdings.
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
See “—General Account Investment Portfolio” and Note 3 and Note 4 of the Notes to these Consolidated Financial Statements for a description of our retirement and protection businesses’ portfolio of liquid assets.
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
FHLB Membership
Equitable Financial and Equitable America are members of the FHLB, which provides access to collateralized borrowings and other FHLB products.
See Note 17 of the Notes to these Consolidated Financial Statements for further description of our FHLB program.
FABN
Under the FABN program, Equitable Financial may issue funding agreements in U.S. dollar or other foreign currencies.
See Note 17 of the Notes to these Consolidated Financial Statements for further description of our FABN program.
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
For information regarding our Investment Management and Research credit facilities and commercial paper program with external parties, see Note 12 of the Notes to these Consolidated Financial Statements.
EQH Facility
AB has a $900 million committed, unsecured senior credit facility (the “EQH Facility”). The EQH Facility matures on November 4, 2024 and is available for AB’s general business purposes. Borrowings under the EQH Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates.
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
As of December 31, 2021 and 2020, AB had $755 million and $675 million outstanding under the EQH Facility, in each case with an interest rate of approximately 0.2%. Average daily borrowing of the EQH Facility during 2021 and 2020 were $405 million and $471 million, respectively, with a weighted average interest rate of approximately 0.2% and 0.5% respectively.
EQH Uncommitted Facility

In addition to the EQH Facility, on September 1, 2020, AB established a new $300 million uncommitted, unsecured senior credit facility (the “EQH Uncommitted Facility”) with EQH. The EQH Uncommitted Facility matures on September 1, 2024 and is available for AB’s general business purposes. Borrowings under the EQH Uncommitted Facility bear generally interest at a rate per annum based on prevailing overnight commercial paper rates. The EQH Uncommitted Facility contains affirmative, negative and financial covenants, which are substantially similar to those in the EQH Facility.
As of December 31, 2021 and 2020, AB had no outstanding balance on the EQH Uncommitted Facility. During the periods ended December 31, 2021 and 2020, AB did not draw upon the EQH Uncommitted Facility.
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
Please see Note 20 of the Notes to these Consolidated Financial Statements for additional information relating to Permitted Statutory Accounting practices and its impact on our statutory surplus.
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
For information regarding activity pertaining to our total consolidated borrowings, see Note 12 of the Notes to these Consolidated Financial Statements.
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

	AM Best	S&P	Moody’s
Last review date	Jan '22	Nov '21	Aug '21
Financial Strength Ratings:
Equitable Financial Life Insurance Company	A	A+	A2
Equitable Financial Life Insurance Company of America	A	A+	A2
Credit Ratings:
Equitable Holdings, Inc.		BBB+	Baa2
Last review date		Sep '21	Dec '21
AllianceBernstein L.P.		A	A2

Material Cash Requirements
The table below summarizes the material short and long-term cash requirements related to contractual and other obligations as of December 31, 2021. Short-term cash requirements are considered to requirements within the next 12 months and long-term cash requirements are considered to be beyond the next 12 months. We do not believe that our cash flow requirements can be adequately assessed based solely upon an analysis of these obligations, as the table below does not contemplate all aspects of our cash inflows, such as the level of cash flow generated by certain of our investments, nor all aspects of our cash outflows.

	Estimated Payments Due by Year
	Total	2022	2023-2024	2025-2026	2027 and thereafter
	(in millions)
Material Cash Requirements:
Insurance liabilities (1)	$107,485	$1,509	$4,671	$6,426	$94,879
FHLB Funding Agreements	6,643	5,353	644	646	—
Interest on FHLB Funding Agreements	100	29	48	23	—
FABN Funding Agreements	6,759	—	2,500	2,100	2,159
Interest on FABN Funding Agreements	372	74	137	105	56
Operating leases, net of sublease commitments	1,106	153	234	149	570
Long-term debt	3,870	—	520	—	3,350
Interest on long-term debt	2,602	185	340	330	1,747
Interest on P-Caps	394	24	47	47	276
Employee benefits	3,498	211	451	383	2,453
Funding Commitments	2,118	520	832	766	—
Total Material Cash Requirements	$134,947	$8,058	$10,424	$10,975	$105,490
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
Unrecognized tax benefits of $323 million, including $3 million related to AB were not included in the above table because it is not possible to make reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.
In addition, the below items are included as part of AB’s aggregate contractual obligations:

•As of December 31, 2021, AB had a $354 million accrual for compensation and benefits, of which $9 million is expected to be paid in 2022, $15 million in 2023-2024, $18 million in 2025-2026 and $46 million in 2027 and thereafter. Further, AB expects to make contributions to its qualified profit-sharing plan of $16 million in each of the next four years.
•During 2010, as general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), AB committed to invest $25 million in the Real Estate Fund. As of December 31, 2021, AB funded $22 million of this commitment. During 2014, as general partner of AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), AB committed to invest $27 million as amended in 2020, in the Real Estate Fund II. As of December 31, 2021, AB had funded $21 million of this commitment.

Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in our consolidated financial statements included elsewhere herein. For a discussion of our significant accounting policies, see Note 2 of the Notes to these Consolidated Financial Statements. The most critical estimates include those used in determining:
•liabilities for future policy benefits;
•accounting for reinsurance;
•capitalization and amortization of DAC;
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
See Note 2 of the Notes to these Consolidated Financial Statements for additional information on our accounting policy relating to GMxB features and liability for future policy benefits and Note 9 of the Notes to these Consolidated Financial Statements for future policyholder benefit liabilities.
Sensitivity of Future Rate of Return Assumptions on GMDB/GMIB Reserves
The Separate Account future rate of return assumptions that are used in establishing reserves for GMxB features are set using a long term-view of expected average market returns by applying a reversion to the mean approach, consistent with that used for DAC amortization. For additional information regarding the future expected rate of return assumptions and the reversion to the mean approach, see, “—DAC and Policyholder Bonus Interest Credits.”
The GMDB/GMIB reserve balance before reinsurance ceded was $10.8 billion as of December 31, 2021. The following table provides the sensitivity of the reserves GMxB features related to variable annuity contracts relative to the future rate of return assumptions by quantifying the adjustments to these reserves that would be required assuming both a 1% increase and decrease in the future rate of return. This sensitivity considers only the direct effect of changes in the future rate of return on operating results due to the change in the reserve balance before reinsurance ceded and not changes in any other assumptions such as persistency, mortality, or expenses included in the evaluation of the reserves, or any changes on DAC or other balances including hedging derivatives and the GMIB reinsurance asset.
GMDB/GMIB Reserves
Sensitivity - Rate of Return
December 31, 2021

Increase/(Decrease) in GMDB/GMIB Reserves
(in millions)
1% decrease in future rate of return	$1,363
1% increase in future rate of return	$(1,667)
Traditional Annuities
The reserves for future policy benefits for annuities include group pension and payout annuities, and, during the accumulation period, are equal to accumulated policyholders’ fund balances and, after annuitization, are equal to the present value of expected future payments based on assumptions as to mortality, retirement, maintenance expense, and interest rates.

Interest rates used in establishing such liabilities range from 1.5% to 5.4% (weighted average of 3.5%). If reserves determined based on these assumptions are greater than the existing reserves, the existing reserves are adjusted to the greater amount.
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
See Note 11 of the Notes to these Consolidated Financial Statements for additional information on our reinsurance.
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
As of December 31, 2021, the average investment yields assumed (excluding policy loans) were 4.5% grading to 4.3% in 2026. Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the accumulated amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date. Many of the factors that affect gross margins are included in the determination of the Company’s dividends to these policyholders. DAC adjustments related to participating traditional life policies do not create significant volatility in results of operations as the Closed Block recognizes a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization.
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
Loss Recognition Testing
After the initial establishment of reserves, loss recognition tests are performed using best estimate assumptions as of the testing date without provisions for adverse deviation. When the liabilities for future policy benefits plus the present value of expected future gross premiums for the aggregate product group are insufficient to provide for expected future policy benefits and expenses for that line of business (i.e., reserves net of any DAC asset), loss recognition accounting is triggered and DAC is first written off, and thereafter a premium deficiency reserve is established by a charge to earnings.
In 2020, we determined that certain of our variable interest-sensitive life insurance products triggered loss recognition accounting due to low interest rates and we reduced DAC by $945 million through accelerated amortization. We did not have a loss recognition event in 2021 or 2019.

Additionally, policyholder liability balances for a particular line of business may not be deficient in the aggregate to trigger loss recognition accounting; however, the pattern of earnings may be such that annual profits are expected to be recognized in earlier years and then followed by losses in later years. This pattern of profits followed by losses is exhibited in our VISL business and has caused us to increase policyholder liability balances by an amount that accounts for losses in future years. This pattern is caused by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate even if there is insufficient policy account value to cover the monthly deductions and charges. We estimate the PFBL accrual using a dynamic approach that changes over time as the projection and timing of future losses change.
In addition, we are required to analyze how net unrealized investment gains and losses on our AFS investment securities backing insurance liabilities affects product profitability,, as if those unrealized investment gains and losses were realized. This may result in the recognition of unrealized gains and losses on related insurance assets and liabilities in a manner consistent with the recognition of the unrealized gains and losses on AFS investment securities within the statements of comprehensive income and changes in equity. Changes to net unrealized investment (gains) losses may increase or decrease DAC. Similar to a loss recognition event, if the DAC balance is reduced to zero, additional insurance liabilities are established. Unlike a loss recognition event, these adjustments may reverse from period to period.
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
DAC Sensitivity - Mortality
December 31, 2021

Increase/(Decrease) in DAC
(in millions)
Decrease in future mortality by 1%	$17
Increase in future mortality by 1%	$(16)
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
In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. In second quarter 2015, based upon management’s then-current expectations of interest rates and future fund growth, we updated our reversion to the mean assumption from 9.0% to 7.0%. The average gross long-term return measurement start date was also updated to December 31, 2014. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. As of December 31, 2021, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuity products was 7.0% (4.7% net of product weighted average Separate Accounts fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.7% net of product weighted average Separate Accounts fees and Investment Advisory fees) and 0.0% ((2.3%) net of product weighted average Separate Account fees and Investment Advisory fees), respectively. The maximum duration over which these rate limitations may be applied is five years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.
If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than five years in order to reach the average gross long-term return estimate, the application of the five-year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than five years would result in a required deceleration of DAC amortization. As of December 31, 2021, current projections of future returns assume a 0.0% annualized return for the next nine quarters grading to a reversion to the mean of 7.0% in nineteen quarters.
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
DAC Sensitivity - Rate of Return
December 31, 2021

Increase/(Decrease) in DAC
(in millions)
Decrease in future rate of return by 1%	$(115)
Increase in future rate of return by 1%	$139
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
As required by the accounting guidance, we categorize our assets and liabilities measured at fair value into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique, giving the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). For additional information regarding the key estimates and assumptions surrounding the determinations of fair value measurements, see Note 8 of the Notes to these Consolidated Financial Statements.

Impairments and Valuation Allowances
The carrying values of fixed maturities classified as AFS are reported at fair value. Changes in fair value are reported in OCI, net of allowance for credit losses, policy related amounts and deferred income taxes. With the adoption of the Financial Instruments-Credit Losses standard, changes in credit losses are recognized in investment gains (losses), net.
With the assistance of our investment advisors, we evaluate AFS debt securities that experience a decline in fair value below amortized cost for credit losses which are evaluated in accordance with the financial instruments credit losses guidance. The remainder of the unrealized loss related to other factors, if any, is recognized in OCI. Integral to this review is an assessment made each quarter, on a security-by-security basis, by our IUS Committee, of various indicators of credit deterioration to determine whether the investment security has experienced a credit loss. This assessment includes, but is not limited to, consideration of the severity of the unrealized loss, failure, if any, of the issuer of the security to make scheduled payments, actions taken by rating agencies, adverse conditions specifically related to the security or sector, the financial strength, liquidity and continued viability of the issuer.
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
Mortgage loans are stated at unpaid principal balances, net of unamortized discounts and valuation allowances. For collectively evaluated mortgages, the Company estimates the allowance for credit losses based on the amortized cost basis of its mortgages over their expected life using a PD / LGD model. For individually evaluated mortgages, the Company continues to recognize valuation allowances based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or on its collateral value if the loan is collateral dependent.
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
Mortgage loans that do not share similar risk characteristics with other loans in the portfolio are individually evaluated quarterly by the IUS Committee for impairment on a loan-by-loan basis, including an assessment of related collateral value. Commercial mortgages 60 days or more past due and agricultural mortgages 90 days or more past due, as well as all mortgages in the process of foreclosure, are identified as problem mortgages. Based on its monthly monitoring of mortgages, a class of potential problem mortgages also is identified, consisting of mortgage loans not currently classified as problems but for which management has doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the loan becoming a problem or being restructured. The decision whether to classify a performing mortgage loan as a potential problem involves significant subjective judgments by management as to likely future industry conditions and developments with respect to the borrower or the individual mortgaged property.
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
See Notes 2 and 3 of the Notes to these Consolidated Financial Statements for additional information relating to our determination of the amount of allowances and impairments.
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

Freestanding Derivatives
The determination of the estimated fair value of freestanding derivatives, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing such instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. See Note 8 of the Notes to these Consolidated Financial Statements for additional details on significant inputs into the OTC derivative pricing models and credit risk adjustment.
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
Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital market inputs, as well as changes in our nonperformance risk adjustment may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income. Changes to actuarial assumptions, principally related to contract holder behavior such as annuitization utilization and withdrawals associated with GMIB riders, can result in a change of expected future cash outflows of a guarantee between the accrual-based model for insurance liabilities and the fair-value based model for embedded derivatives. See Note 2 of the Notes to these Consolidated Financial Statements for additional information relating to the determination of the accounting model. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties in certain actuarial assumptions. For direct liabilities, risk margins are applied to non-capital market risk assumptions, while for reinsurance asset risk margins are based on the cost of capital a theoretical market participant would require to assume the risks. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees.
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

Future policyholders’ benefits and other policyholders’ liabilities (before reinsurance ceded)
(in billions)
100% increase in Holdings’ credit spread	$7.2
As reported	$8.5
50% decrease in Holdings’ credit spread	$9.4

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on our derivatives and hedging programs.
Goodwill
Goodwill represents the excess of purchase price over the estimated fair value of identifiable net assets acquired in a business combination. We test goodwill for recoverability each annual reporting period at December 31 and at interim periods if facts or circumstances are indicative of potential impairment. As of December 31, 2021, our goodwill of $4.6 billion results solely from our investment in AB and is attributed to the Investment Management and Research segment, also deemed a reporting unit for purpose of assessing the recoverability of that goodwill.
Estimating the fair value of reporting units for the purpose of goodwill impairment testing is a subjective process that involves the use of significant judgements by management. Estimates of fair value are inherently uncertain and represent management’s reasonable expectation regarding future developments, giving consideration to internal strategic plans and general market and economic forecasts. On an annual basis, or when circumstances warrant, goodwill is tested for impairment utilizing the market approach, where the fair value of the reporting unit is based on its adjusted market valuation assuming a control premium.
Litigation and Regulatory Contingencies
We are a party to a number of legal actions and are involved in a number of regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on our financial position, results of operations and cash flows.
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
Adoption of New Accounting Pronouncements
See Note 2 of the Notes to these Consolidated Financial Statements for a complete discussion of newly issued accounting pronouncements.
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
Individual Retirement, Group Retirement and Protection Solutions Segments
Our results significantly depend on profit margins or “spreads” between investment results from assets held in the General Account investment portfolio and interest credited on individual insurance and annuity products. Management believes its fixed rate liabilities should be supported by a portfolio principally composed of fixed rate investments that generate predictable, steady rates of return. Although these assets are purchased for long-term investment, the portfolio management strategy considers them AFS in response to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook and other relevant factors. See the “Investments” section of Note 2 of the Notes to these Consolidated Financial Statements for the accounting policies for the investment portfolios. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risks. Insurance asset/liability management includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. As a result, the fixed maturity portfolio has modest exposure to call and prepayment risk and the vast majority of mortgage holdings are fixed rate mortgages that carry yield maintenance and prepayment provisions.
Investments with Interest Rate Risk – Fair Value
Assets with interest rate risk include AFS and trading fixed maturities and mortgage loans that make up 83.7% and 86.5% of the fair value of the General Account investment portfolio as of December 31, 2021 and 2020, respectively. As part of our asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk. The table that follows shows the impact an immediate one percent increase/decrease in interest rates as of December 31, 2021 and 2020 would have on the fair value of fixed maturities and mortgage loans:

Interest Rate Risk Exposure

	December 31, 2021			December 31, 2020
	Fair Value	Impact of +1% Change	Impact of -1% Change	Fair Value	Impact of +1% Change	Impact of -1% Change
	(in millions)
Fixed Income Investments:
AFS securities:
Fixed rate	$70,242	$(7,166)	$8,657	$75,375	$(7,185)	$8,636
Floating rate	$7,100	$(77)	$83	$5,130	$(55)	$83
Trading securities:
Fixed rate	$145	$(2)	$2	$4,852	$(99)	$102
Floating rate	$—	$—	$—	$117	$—	$—
Mortgage loans	$14,308	$(743)	$314	$13,491	$(521)	$376
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
Investments with Equity Price Risk – Fair Value
The investment portfolios also have direct holdings of public and private equity securities. The following table shows the potential exposure from those equity security investments, measured in terms of fair value, to an immediate 10% increase/decrease in equity prices from those prevailing as of December 31, 2021 and 2020:

Equity Price Risk Exposure

	December 31, 2021			December 31, 2020
	Fair Value	Impact of+10% Equity Price Change	Impact of -10% Equity Price Change	Fair Value	Impact of+10% Equity Price Change	Impact of -10% Equity Price Change
	(in millions)
Equity Investments	$817	$82	$(82)	$15	$1	$(1)

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
Liabilities with Interest Rate Risk – Fair Value
As of December 31, 2021 and 2020, the aggregate carrying values of insurance contracts with interest rate risk were $15.4 billion and $11.0 billion, respectively. The aggregate fair value of such liabilities as of December 31, 2021 and 2020 were $15.4 billion and $11.4 billion, respectively. The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those liabilities of $355 million and $281 million, respectively. While these fair value measurements provide a representation of the interest rate sensitivity of insurance liabilities, they are based on the composition of such liabilities at a particular point in time and may not be representative of future results.
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

Derivatives and Interest Rate and Equity Risks – Fair Value
We primarily use derivative contracts for asset/liability risk management, to mitigate our exposure to equity market decline and interest rate risks and for hedging individual securities. In addition, we periodically enter into forward, exchange-traded futures and interest rate swap, swaptions and floor contracts to reduce the economic impact of movements in the equity and fixed income markets, including the program to hedge certain risks associated with the GMxB features. As more fully described in Note 2 and Note 4 of the Notes to these Consolidated Financial Statements, various traditional derivative financial instruments are used to achieve these objectives. To minimize credit risk exposure associated with its derivative transactions, each counterparty’s credit is appraised and approved, and risk control limits and monitoring procedures are applied. Credit limits are established and monitored on the basis of potential exposures that take into consideration current market values and estimates of potential future movements in market values given potential fluctuations in market interest rates. To reduce credit exposures in OTC derivative transactions, we enter into master agreements that provide for a netting of financial exposures with the counterparty and allow for collateral arrangements. We further control and minimize counterparty exposure through a credit appraisal and approval process. Under the ISDA Master Agreement, we have executed a CSA with each of our OTC derivative counterparties that require both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities or those issued by government agencies.
Mark to market exposure is a point-in-time measure of the value of a derivative contract in the open market. A positive value indicates existence of credit risk for us because the counterparty would owe money to us if the contract were closed. Alternatively, a negative value indicates we would owe money to the counterparty if the contract were closed. If there is more than one derivative transaction outstanding with a counterparty, a master netting arrangement exists with the counterparty. In that case, the market risk represents the net of the positive and negative exposures with the single counterparty. In management’s view, the net potential exposure is the better measure of credit risk. As of December 31, 2021 and 2020, the net fair values of our derivatives were $1,602 million and $995 million, respectively.
The tables below show the interest rate or equity sensitivities of those derivatives, measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.
Derivative Financial Instruments

			Interest Rate Sensitivity
	Notional Amount	Weighted Average Term (Years)	Impact of -1% Change	Fair Value	Impact of +1% Change
	(in millions, except for Weighted Average Term)
December 31, 2021
Swaps	$2,831	11	$(111)	$(440)	$(693)
Futures	12,598	—	1,150	—	(908)
Swaptions	—	—	—	—	—
Total	$15,429		$1,039	$(440)	$(1,601)

December 31, 2020
Swaps	$23,773	3	$4,622	$(102)	$(3,857)
Futures	18,564	—	1,477	—	(1,264)
Swaptions	—	—	—	—	—
Total	$42,337		$6,099	$(102)	$(5,121)

			Equity Sensitivity
	Notional Amount	Weighted Average Term (Years)	Fair Value	Balance after -10% Equity Price Shift
	(in millions, except for Weighted Average Term)
December 31, 2021
Futures	$2,484	—	$—	$93
Swaps	13,310	1	5	1,336
Options	48,439	2	6,959	5,381
Total	$64,233		$6,964	$6,810

December 31, 2020
Futures	$4,745	—	$—	$138
Swaps	22,404	—	6	2,119
Options	35,846	2	4,672	3,488
Total	$62,995		$4,678	$5,745
In addition to the freestanding derivatives discussed above, we have entered into reinsurance contracts to mitigate the risk associated with the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts. These reinsurance contracts are considered derivatives under the guidance on derivatives and hedging. GMIB reinsurance contract assets were reported at their fair values of $1.8 billion and $2.5 billion as of December 31, 2021 and 2020, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing as of December 31, 2021 and 2020, respectively, would increase the balances of the reinsurance contract asset by $169 million and $169 million. The Amounts due from Reinsurers was $5.8 billion at December 31, 2021. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing as of December 31, 2021 is $447 million.
Also, the GMxB feature’s liability associated with certain annuity contracts is similarly considered to be a derivative for accounting purposes and was reported at its fair value. The liability for embedded derivative liability features was $8.5 billion and $11.1 billion as of December 31, 2021 and 2020, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing as of December 31, 2021 and 2020, respectively, would be to increase the liability balance by $990 million and $1.1 billion.
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
Investments with Interest Rate Risk – Fair Value
The table below provides AB’s potential exposure with respect to its fixed income investments, measured in terms of fair value, to an immediate 1% increase in interest rates at all maturities from the levels prevailing as of December 31, 2021 and 2020:
Interest Rate Risk Exposure

	December 31, 2021			December 31, 2020
	Fair Value	Balance After -1% Change	Balance After +1% Change	Fair Value	Balance After -1% Change	Balance After +1% Change
	(in millions)
Fixed Income Investments:
Trading	$101	$109	$94	$36	$38	$33

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
Investments with Equity Price Risk – Fair Value
AB’s investments include investments in equity mutual funds and equity hedge funds. The following table presents AB’s potential exposure from its equity investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing as of December 31, 2021 and 2020:
Equity Price Risk Exposure

	December 31, 2021			December 31, 2020
	Fair Value	Balance After +10% Equity Price Change	Balance After -10% Equity Price Change	Fair Value	Balance After +10% Equity Price Change	Balance After -10% Equity Price Change
	(in millions)
Equity Investments:
Trading	$86	$94	$77	$138	$151	$124
Other investments	$87	$96	$78	$80	$88	$72

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
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Equitable Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the consolidated financial statements, including the related notes and financial statement schedules, of Equitable Holdings, Inc. and its subsidiaries (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Amortization and Valuation of Deferred Policy Acquisition Costs (“DAC”) related to Variable and Interest Sensitive Life Products and Variable Annuity Products with Guaranteed Minimum Benefits
As described in Note 2 to the consolidated financial statements, DAC represents acquisition costs that vary with and are primarily related to the acquisition of new and renewal insurance business that are deferred. A significant portion of the $5.5 billion of DAC as of December 31, 2021, is associated with the variable and interest sensitive life and variable annuity products with guaranteed minimum benefits. DAC associated with certain variable annuity products is amortized based on estimated assessments, with DAC on the remainder of variable annuities, Universal Life and investment-type products amortized over the expected total life of the contract group as a constant percentage of estimated gross profits. DAC is subject to recoverability testing at the time of policy issue and loss recognition testing at the end of each accounting period. The DAC amortization and valuation estimates for these products are determined using models and significant assumptions related to projected future separate account performance, mortality, contract persistency, and general account investment spread.
The principal considerations for our determination that performing procedures relating to the amortization and valuation of DAC related to variable and interest sensitive life products and variable annuity products with guaranteed minimum benefits is a critical audit matter are (i) the significant judgment by management when determining the amortization and valuation estimates, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the relevant models and significant assumptions related to projected future separate account performance, mortality, contract persistency, and general account investment spread, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the amortization and valuation of DAC related to variable and interest sensitive life products and variable annuity products with guaranteed minimum benefits, including controls over the relevant models and development of the significant assumptions. These procedures also included, among others, testing management’s process for determining the amortization and valuation estimates of DAC, which included (i) testing the completeness and accuracy of the historical data used by management to develop and update the significant assumptions, (ii) testing that significant assumptions are accurately reflected in the relevant models, and (iii) the use of professionals with specialized skill and knowledge to assist in evaluating the appropriateness of the relevant models and the reasonableness of the significant assumptions related to projected future separate account performance, mortality, contract persistency, and general account investment spread based on consideration of the Company’s experience, industry trends, and market conditions, as applicable.
Valuation of Guaranteed Minimum Benefit Features related to Certain Life and Annuity Contracts included within Future Policy Benefits and Other Policyholders’ Liabilities and Amounts Due From Reinsurers
As described in Note 2 to the consolidated financial statements, future policy benefits and other policyholders’ liabilities of $36.7 billion as of December 31, 2021, includes reserves related to guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefit (“GMIB”) features for certain life and annuity contracts, other than those accounted for as embedded derivatives. Amounts due from reinsurers of $14.7 billion as of December 31, 2021, includes reinsurance recoverables related to GMDB and GMIB features for certain life and annuity contracts ceded under reinsurance contracts other than those accounted for as embedded derivatives. For certain contracts with guaranteed minimum benefit features, the benefits are accounted for as reserves and determined by estimating the expected value of death or income benefits in excess of the projected contract accumulation value and recognizing the excess over the estimated life based on expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date. The determination of this estimated liability is based on models that involve numerous assumptions and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender and withdrawal rates, mortality experience, and, for contracts with the GMIB feature, GMIB election rates. Amounts due from reinsurers, other than those accounted for as embedded derivatives, are calculated using methodologies and assumptions that are consistent with those used to calculate the direct liabilities.
The principal considerations for our determination that performing procedures relating to the valuation of guaranteed minimum benefit features related to certain life and annuity contracts included within future policy benefits and other policyholders’ liabilities and amounts due from reinsurers is a critical audit matter are (i) the significant judgment by management when determining the valuation of these guaranteed minimum benefit features, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the relevant models and significant assumptions of expected market rates of return and volatility, contract surrender and withdrawal rates, mortality experience, and, for contracts with the GMIB feature, GMIB election rates (collectively referred to as “the significant assumptions”), and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to valuation of guaranteed minimum benefit features related to certain life and annuity contracts, including controls over the relevant models and development of the significant assumptions. These procedures also included, among others, testing management’s process for determining the valuation of the guaranteed minimum benefit features, which included (i) testing the completeness and accuracy of the historical data used by management to develop and update the significant assumptions, (ii) testing that significant assumptions are accurately reflected in the relevant models, and (iii) the use of professionals with specialized skill and knowledge to assist in evaluating the appropriateness of the relevant models and the reasonableness of the significant assumptions based on consideration of the Company’s experience, industry trends, and market conditions, as applicable.
Valuation of GMIB Features accounted for as Derivatives included within Future Policy Benefits and Other Policyholders’ Liabilities, GMIB Reinsurance Contract Asset, at fair value and Amounts Due from Reinsurers
As described in Notes 2 and 8 to the consolidated financial statements, the Company issues certain annuity contracts that contain GMIB features that are accounted for as embedded derivatives, recorded at fair value and presented within policy benefits and other policyholders’ liabilities. The reinsurance of certain of these GMIB features are accounted for as embedded derivatives and are presented at fair value within amounts due from reinsurers. Additionally, there are ceded reinsurance contracts that are net settled, accounted for as a derivative at fair value and presented within GMIB reinsurance contract asset, at fair value. As of December 31, 2021, the fair value of the GMIB features accounted for as embedded derivatives and presented within future policy benefits and other policyholders’ liabilities was $8.5 billion, GMIB reinsurance contract asset, at fair value was $1.8 billion, and amounts due from reinsurers was $5.8 billion. Management determined the fair values the of the GMIB features presented as embedded derivatives using a discounted cash flow valuation technique that incorporates significant unobservable inputs with respect to (i) non-performance risk, lapse rates, withdrawal rates, annuitization rates, and mortality rates for future policy benefits and other policyholders’ liabilities, and (ii) non-performance risk, lapse rates, withdrawal rates, utilization rates, volatility rates, and mortality rates for the GMIB reinsurance contract asset, at fair value and the amounts due from reinsurers.
The principal considerations for our determination that performing procedures relating to the valuation of GMIB features accounted for as derivatives and included within future policy benefits and other policyholders’ liabilities, GMIB reinsurance contract asset, at fair value, and amounts due from reinsurers is a critical audit matter are (i) the significant judgment by management when determining the fair values of the GMIB features accounted for as derivatives, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to the valuation technique and significant unobservable inputs with related to non-performance risk, lapse rates, withdrawal rates, annuitization rates, and mortality rates for the reinsurance contract asset and the amounts due from reinsurers, and non-performance risk, lapse rates, withdrawal rates, annuitization rates and mortality rates for future policyholders’ liabilities (collectively referred to as “the significant unobservable inputs”), and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to determining the fair value of the GMIB features accounted for as derivatives included within future policy benefits and other policyholders’ liabilities, GMIB reinsurance contract asset, at fair value, and amounts due from reinsurers, including controls over the valuation technique and determination of significant unobservable inputs. These procedures also included, among others, testing management’s process for determining the fair value of the GMIB features accounted for as derivatives, which included (i) testing the completeness and accuracy of the historical data used by management to develop and update the significant unobservable inputs, (ii) testing that significant unobservable inputs are accurately reflected in the relevant valuation technique, and (iii) the use of professionals with specialized skill and knowledge to assist in evaluating the appropriateness of the valuation technique and the reasonableness of the significant unobservable inputs based on consideration of the Company’s experience, industry trends, and market conditions, as applicable.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 22, 2022
We have served as the Company’s auditor since 1993.

EQUITABLE HOLDINGS, INC.
Consolidated Balance Sheets
December 31, 2021 and 2020

	December 31,
	2021	2020
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $73,429 and $72,867) (allowance for credit losses of $22 and $13)	$78,216	$81,638
Fixed maturities, at fair value using the fair value option (1)	1,641	389
Mortgage loans on real estate (net of allowance for credit losses of $62 and $81) (1)	14,033	13,159
Policy loans	4,024	4,118
Other equity investments (1)	2,975	1,502
Trading securities, at fair value	631	5,553
Other invested assets (1)	3,591	2,728
Total investments	105,111	109,087
Cash and cash equivalents (1)	5,188	6,179
Cash and securities segregated, at fair value	1,504	1,753
Broker-dealer related receivables	2,599	2,223
Deferred policy acquisition costs	5,491	4,243
Goodwill and other intangible assets, net	4,728	4,737
Amounts due from reinsurers (allowance for credit losses of $5 and $5) (includes amounts accounted for at fair value of $5,813 and $—) (3)	14,679	4,566
GMIB reinsurance contract asset, at fair value	1,848	2,488
Current and deferred income taxes	195	—
Other assets (1)	3,613	3,701
Assets held-for-sale	—	470
Separate Accounts assets	147,306	135,950
Total Assets	$292,262	$275,397
LIABILITIES
Policyholders’ account balances	$79,357	$66,820
Future policy benefits and other policyholders' liabilities	36,717	39,881
Broker-dealer related payables	1,283	1,443
Customer related payables	3,600	3,417
Amounts due to reinsurers	1,381	1,381
Short-term and long-term debt	3,931	4,115
Current and deferred income taxes	—	749
Notes issued by consolidated variable interest entities, at fair value using the fair value option (1)	1,191	313
Other liabilities (1)	3,933	3,686
Liabilities held-for-sale	—	322
Separate Accounts liabilities	147,306	135,950
Total Liabilities	$278,699	$258,077
Redeemable noncontrolling interest (1) (2)	$468	$143
Commitments and contingent liabilities (Note 17)
EQUITY
Equity attributable to Holdings:
Preferred stock and additional paid-in capital, $1 par value and $25,000 liquidation preference	$1,562	$1,269
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 520,918,331 and 552,896,328 shares issued, respectively; 391,290,224 and 440,776,011 shares outstanding, respectively	4	5
Additional paid-in capital	1,919	1,985
Treasury stock, at cost, 129,628,107 and 112,120,317 shares, respectively	(2,850)	(2,245)
Retained earnings	8,880	10,699
Accumulated other comprehensive income (loss)	2,004	3,863
Total equity attributable to Holdings	11,519	15,576
Noncontrolling interest	1,576	1,601
Total Equity	13,095	17,177
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$292,262	$275,397
____________
(1) See Note 2 of the Notes to these Consolidated Financial Statements for details of balances with VIEs.
(2) See Note 22 of the Notes to these Consolidated Financial Statements for details of redeemable noncontrolling interest.
(3) Represents the fair value of the ceded reserves to Venerable. See Note 1 of the Notes to these Consolidated Financial Statements for details of the Venerable Transaction and Note 8 of the Notes to these Consolidated Financial Statements .
See Notes to Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Income (Loss)
Years Ended December 31, 2021, 2020 and 2019

	Year Ended December 31,
	2021	2020	2019
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$3,637	$3,735	$3,778
Premiums	960	997	1,147
Net derivative gains (losses)	(4,465)	(1,722)	(4,012)
Net investment income (loss)	3,846	3,477	3,699
Investment gains (losses), net:
Credit losses on available-for-sale debt securities and loans	2	(58)	—
Other investment gains (losses), net	866	802	73
Total investment gains (losses), net	868	744	73
Investment management and service fees	5,395	4,608	4,380
Other income	795	576	554
Total revenues	11,036	12,415	9,619

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	3,218	5,326	4,385
Interest credited to policyholders’ account balances	1,219	1,222	1,263
Compensation and benefits	2,360	2,096	2,081
Commissions and distribution-related payments	1,662	1,351	1,242
Interest expense	244	200	221
Amortization of deferred policy acquisition costs	393	1,613	597
Other operating costs and expenses	2,109	1,700	1,890
Total benefits and other deductions	11,205	13,508	11,679
Income (loss) from continuing operations, before income taxes	(169)	(1,093)	(2,060)
Income tax (expense) benefit	145	744	593
Net income (loss)	(24)	(349)	(1,467)
Less: Net income (loss) attributable to the noncontrolling interest	415	299	297
Net income (loss) attributable to Holdings	$(439)	$(648)	$(1,764)
Less: Preferred stock dividends	79	53	—
Net income (loss) available to Holdings’ common shareholders	$(518)	$(701)	$(1,764)

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$(1.24)	$(1.56)	$(3.57)
Diluted	$(1.24)	$(1.56)	$(3.57)
Weighted average common shares outstanding (in millions):
Basic	417.4	450.4	493.6
Diluted	417.4	450.4	493.6

See Notes to Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2021, 2020 and 2019

	Year Ended December 31,
	2021	2020	2019
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(24)	$(349)	$(1,467)
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	(2,113)	2,956	2,258
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	266	48	(15)
Foreign currency translation adjustment	(11)	22	5
Total other comprehensive income (loss), net of income taxes	(1,858)	3,026	2,248
Comprehensive income (loss)	(1,882)	2,677	781
Less: Comprehensive income (loss) attributable to the noncontrolling interest	416	306	293
Comprehensive income (loss) attributable to Holdings	$(2,298)	$2,371	$488

See Notes to Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2021, 2020 and 2019

	Year Ended December 31,
	Equity Attributable to Holdings
	Preferred Stock and Additional Paid-In Capital	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
	(in millions)
January 1, 2021	$1,269	$5	$1,985	$(2,245)	$10,699	$3,863	$15,576	$1,601	$17,177
Stock compensation	—	—	15	51	—	—	66	220	286
Purchase of treasury stock	—	(1)	(27)	(1,610)	—	—	(1,638)	—	(1,638)
Reissuance of treasury stock	—	—	—	—	(51)	—	(51)	—	(51)
Retirement of common stock	—	—	—	954	(954)	—	—	—	—
Repurchase of AB Holding units	—	—	—	—	—	—	—	(262)	(262)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(393)	(393)
Dividends on common stock (cash dividends declared per common share of $0.71)	—	—	—	—	(296)	—	(296)	—	(296)
Dividends on preferred stock	—	—	—	—	(79)	—	(79)	—	(79)
Issuance of preferred stock	293	—	—	—	—	—	293	—	293
Net income (loss)	—	—	—	—	(439)	—	(439)	410	(29)
Other comprehensive income (loss)	—	—	—	—	—	(1,859)	(1,859)	1	(1,858)
Other	—	—	(54)	—	—	—	(54)	(1)	(55)
December 31, 2021	$1,562	$4	$1,919	$(2,850)	$8,880	$2,004	$11,519	$1,576	$13,095

January 1, 2020	$775	$5	$1,920	$(1,832)	$11,744	$844	$13,456	$1,591	$15,047
Cumulative effect of adoption of ASU 2016-03, Current Expected Credit Loss	—	—	—	—	(30)	—	(30)	—	(30)
Stock compensation	—	—	27	17	—	—	44	69	113
Purchase of treasury stock	—	—	—	(430)	—	—	(430)	—	(430)
Reissuance of treasury stock	—	—	—	—	(17)	—	(17)	—	(17)
Repurchase of AB Holding units	—	—	(48)	—	—	—	(48)	(53)	(101)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(305)	(305)
Dividends on common stock (cash dividends declared per common share of $0.66)	—	—	—	—	(297)	—	(297)	—	(297)
Dividends on preferred stock	—	—	—	—	(53)	—	(53)	—	(53)
Issuance of preferred stock	494	—	—	—	—	—	494	—	494
Net income (loss)	—	—	—	—	(648)	—	(648)	302	(346)
Other comprehensive income (loss)	—	—	—	—	—	3,019	3,019	7	3,026
Other	—	—	86	—	—	—	86	(10)	76
December 31, 2020	$1,269	$5	$1,985	$(2,245)	$10,699	$3,863	$15,576	$1,601	$17,177

January 1, 2019	$—	$5	$1,908	$(640)	$13,937	$(1,408)	$13,802	$1,566	$15,368
Stock compensation	—	—	152	9	—	—	161	77	238
Purchase of treasury stock	—	—	—	(1,343)	(2)	—	(1,345)	—	(1,345)
Retirement of common stock	—	—	—	142	(142)	—	—	—	—
Repurchase of AB Holding units	—	—	(112)	—	—	—	(112)	(61)	(173)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(256)	(256)
Dividends on common stock (cash dividends declared per common share of $0.58)	—	—	—	—	(285)	—	(285)	—	(285)
Issuance of preferred stock	775	—	—	—	—	—	775	—	775
Net income (loss)	—	—	—	—	(1,764)	—	(1,764)	263	(1,501)
Other comprehensive income (loss)	—	—	—	—	—	2,252	2,252	(4)	2,248
Other	—	—	(28)	—	—	—	(28)	6	(22)
December 31, 2019	$775	$5	$1,920	$(1,832)	$11,744	$844	$13,456	$1,591	$15,047

See Notes to Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2021, 2020 and 2019

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(24)	$(349)	$(1,467)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	1,219	1,222	1,263
Policy charges and fee income	(3,637)	(3,735)	(3,778)
Net derivative (gains) losses	4,465	1,722	4,012
Credit losses on AFS debt securities and loans	(2)	58	—
Investment (gains) losses, net	(863)	(872)	(206)
(Gains) losses on businesses HFS	(3)	69	133
Realized and unrealized (gains) losses on trading securities	26	(170)	(502)
Non-cash long term incentive compensation expense	226	210	278
Amortization and depreciation	497	1,757	675
Equity (income) loss from limited partnerships	(553)	(83)	(92)
Changes in:
Net broker-dealer and customer related receivables/payables	(131)	667	(403)
Reinsurance recoverable (1)	(1,077)	(401)	(146)
Segregated cash and securities, net	250	(659)	75
Capitalization of deferred policy acquisition costs	(875)	(670)	(754)
Future policy benefits	(299)	1,953	962
Current and deferred income taxes	(451)	(571)	(102)
Other, net	476	(209)	(164)
Net cash provided by (used in) operating activities	$(756)	$(61)	$(216)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$34,434	$18,986	$13,327
Fixed maturities, at fair value using the fair value option	763	7	—
Mortgage loans on real estate	1,696	630	952
Trading account securities	5,159	2,162	10,717
Real estate joint ventures	—	55	5
Short term investments	87	1,497	2,643
Other	1,716	1,005	306
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(43,344)	(28,197)	(29,610)
Fixed maturities, at fair value using the fair value option	(1,792)	(311)	—
Mortgage loans on real estate	(2,546)	(1,747)	(1,240)
Trading account securities	(244)	(708)	(1,123)
Short term investments	(18)	(1,098)	(2,776)
Other	(2,553)	(1,167)	(430)
Cash from the sale of business, net of cash sold	215	164	—
Cash settlements related to derivative instruments	(5,937)	1,166	(954)
Repayments of loans to affiliates	—	—	—
Investment in capitalized software, leasehold improvements and EDP equipment	(120)	(107)	(93)
Other, net	(205)	(160)	(220)
Net cash provided by (used in) investing activities	$(12,689)	$(7,823)	$(8,496)

See Notes to Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2021, 2020 and 2019

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$17,521	$11,446	12,843
Withdrawals	(7,069)	(4,332)	(4,619)
Transfers (to) from Separate Accounts	1,985	2,452	1,769
Change in short-term financings	92	—	(546)
Change in collateralized pledged assets	34	(139)	(71)
Change in collateralized pledged liabilities	1,413	848	1,361
(Decrease) increase in overdrafts payable	16	(13)	(60)
Repayment of long-term debt	(280)	—	(300)
Proceeds from notes issued by consolidated VIEs	873	313	—
Dividends paid on common stock	(296)	(297)	(285)
Dividends paid on preferred stock	(79)	(53)	—
Issuance of preferred stock	293	494	775
Purchases of AB Holding Units to fund long-term incentive compensation plan awards	(262)	(149)	(172)
Purchase of treasury shares	(1,637)	(430)	(1,350)
Purchases (redemptions) of noncontrolling interests of consolidated company-sponsored investment funds	346	(210)	169
Distribution to noncontrolling interest of consolidated subsidiaries	(392)	(304)	(256)
Increase (decrease) in securities sold under agreement to repurchase	—	—	(573)
Other, net	(47)	48	20
Net cash provided by (used in) financing activities	$12,511	$9,674	$8,705

Effect of exchange rate changes on cash and cash equivalents	$(18)	$23	$8
Change in cash and cash equivalents	(952)	1,813	1
Cash and cash equivalents, beginning of year	6,179	4,405	4,469
Change in cash of businesses held-for-sale	(39)	(39)	(65)
Cash and cash equivalents, end of year	$5,188	$6,179	$4,405

Supplemental cash flow information:
Interest paid	215	215	273
Income taxes (refunded) paid	$305	$(173)	$(506)

Non-cash transactions from investing and financing activities:
Transfer of assets to reinsurer	$(9,023)	$—	$—
__________
(1) Amount includes cash paid for Venerable Transaction of $494 million (see Note 1 of the Notes to these Consolidated Financial Statements).

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
As of December 31, 2021 and December 31, 2020 the Company’s economic interest in AB was approximately 65% for both periods. The General Partner of AB is a wholly-owned subsidiary of the Company. Because the General Partner has the authority to manage and control the business of AB, AB is consolidated in the Company’s financial statements for all periods presented.
On June 1, 2021, Holdings completed the sale (the “Venerable Transaction”) of CS Life, to Venerable Insurance and Annuity Company, an insurance company domiciled in Iowa (“VIAC”), pursuant to the Master Transaction Agreement, dated October 27, 2020 (the “Master Transaction Agreement”), among the Company, VIAC and, solely with respect to Article XIV thereof, Venerable Holdings, Inc., a Delaware corporation (“Venerable”).
Pursuant to the Master Transaction Agreement, immediately prior to the closing of the Venerable Transaction, CS Life effected the recapture of all of the business that was ceded to CS Life Re Company, a wholly owned subsidiary of CS Life (“Reinsurance Subsidiary”), and sold 100% of the equity of the Reinsurance Subsidiary to another wholly owned subsidiary of the Company.
VIAC paid the Company a cash purchase price of $215 million for CS Life at closing. The post-closing true-up adjustment was immaterial. VIAC also issued a surplus note in aggregate principal amount of $60 million, to Equitable Financial Life Insurance Company, a New York-domiciled life insurance company and a wholly owned subsidiary of Holdings, for cash consideration.
Immediately following the closing of the Venerable Transaction, CS Life and Equitable Financial entered into a coinsurance and modified coinsurance agreement (the “Reinsurance Agreement”), pursuant to which Equitable Financial ceded to CS Life, on a combined coinsurance and modified coinsurance basis, legacy variable annuity policies sold by Equitable Financial between 2006-2008 (the “Block”), comprised of non-New York “Accumulator” policies containing fixed rate Guaranteed Minimum Income Benefit and/or Guaranteed Minimum Death Benefit

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
guarantees. At the closing of the Transaction, CS Life deposited assets supporting the general account liabilities relating to the Block into a trust account for the benefit of Equitable Financial, which assets will secure its obligations to Equitable Financial under the Reinsurance Agreement. At the closing of the Transaction, AllianceBernstein L.P., a subsidiary of the Company (“AB”), entered into an investment advisory agreement with CS Life pursuant to which AB will serve as the preferred investment manager of the general account assets transferred to the trust account. The Company transferred assets of $9.5 billion, including primarily available for sale securities and cash, to a collateral trust account as the consideration for the reinsurance transaction. In addition, the Company recorded $9.6 billion of direct insurance liabilities ceded under the reinsurance contract, of which $5.3 billion is accounted at fair value, as the reinsurance of GMxB with no lapse guarantee riders are embedded derivatives. Additionally, $16.9 billion of Separate Account liabilities were ceded under a modified coinsurance portion of the agreement.
In addition, upon the completion of the Venerable Transaction, EIMG acquired an approximate 9.09% equity interest in Venerable’s parent holding company, VA Capital Company LLC. In connection with such investment, EIMG designated a member to the Board of Managers of VA Capital Company LLC.

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
All significant intercompany transactions and balances have been eliminated in consolidation. The years “2021”, “2020” and “2019” refer to the years ended December 31, 2021, 2020 and 2019, respectively.
Adoption of New Accounting Pronouncements

Description	Effect on the Financial Statement or Other Significant Matters
ASU 2019-12: Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, as well as clarifying and amending existing guidance.	On January 1, 2021, the Company adopted the new accounting standards update. The new guidance was applied either on a retrospective, modified retrospective or prospective basis based on the items to which the amendments relate. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows as of the adoption date.
Future Adoption of New Accounting Pronouncements

Description	Effective Date and Method of Adoption	Effect on the Financial Statement or Other Significant Matters
ASU 2018-12: Financial Services - Insurance (Topic 944); ASU 2020-11: Financial Services - Insurance (Topic 944): Effective Date and Early Application

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Description	Effective Date and Method of Adoption	Effect on the Financial Statement or Other Significant Matters
This ASU provides targeted improvements to existing recognition, measurement, presentation, and disclosure requirements for long-duration contracts issued by an insurance entity. The ASU primarily impacts four key areas, including:
1. Measurement of the liability for future policy benefits for traditional and limited payment contracts. The ASU requires companies to review, and if necessary, update cash flow assumptions at least annually for non-participating traditional and limited-payment insurance contracts. The ASU also prescribes the discount rate to be used in measuring the liability for future policy benefits for traditional and limited payment long-duration contracts.

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

 4. Expanded footnote disclosures. The ASU requires additional disclosures including information about significant inputs, judgements, assumptions and methods used in measurement
In November 2020, the FASB issued ASU 2020-11 which deferred the effective date of the amendments in ASU 2018-12 for all insurance entities. ASU 2018-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is allowed.

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

For MRBs, the ASU should be applied retrospectively as of the beginning of the earliest period presented.	The Company continues to progress with implementation efforts and the evaluation of the impact that adoption of this guidance will have on the Company’s consolidated financial statements. Due to its extensive nature, the adoption of the ASU is expected to have a significant impact on the Company’s consolidated financial statements, as well as systems, processes and controls. Effective January 1, 2023, the new guidance will be adopted using the modified retrospective approach, except for MRBs which will use the full retrospective approach.

The Company has created a governance framework and implementation plan to ensure timely adoption of the guidance. In preparation for implementation, the Company continues to refine key accounting policy decisions, modernize processes and update internal controls. These changes include modifications of actuarial valuation systems, data sourcing, analytical procedures and reporting processes.

The impact on total equity of applying this ASU is estimated to be less than the current amount of reported AOCI as of December 31, 2021. The majority of the total equity impact as of December 31, 2021 is expected to be reflected in AOCI due to decreases in the Company’s estimate of its non-performance risk on variable annuity guarantees accounted for as MRBs for the first time under the guidance. The estimated impact to the retained earnings element of total equity as of December 31, 2021, due to accounting for variable annuity guarantees as MRBs that are not currently measured at fair value, is mitigated by the Company’s present use of a near industry low interest rate assumption of 2.25% on GMIB business. Because movements in equity markets, interest rates and credit spreads are unpredictable and at times volatile, it is possible that the estimated effects of adoption could change materially between December 31, 2021 and January 1, 2023.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Description	Effective Date and Method of Adoption	Effect on the Financial Statement or Other Significant Matters
ASU2020-04: Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
The amendments in this ASU provide optional expedients and exceptions to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.	This ASU is effective as of March 12, 2020 through December 31, 2022. On December 15, 2021, the FASB tentatively approved deferring the sunset date of the guidance in Topic 848 to December 31, 2024.	The Company is currently assessing the applicability of the optional expedients and exceptions provided under the ASU. Management is evaluating the impact that the adoption of this guidance will have on the Company’s consolidated financial statements.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
COLI has been purchased by the Company and certain subsidiaries on the lives of certain key employees and the Company and these subsidiaries are named as beneficiaries under these policies. COLI is carried at the cash surrender value of the policies. As of December 31, 2021 and 2020, the carrying value of COLI was $1.0 billion and $992 million, respectively, and is reported in other invested assets in the consolidated balance sheets.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
Freestanding derivative contracts are reported in the consolidated balance sheets either as assets within “other invested assets” or as liabilities within “other liabilities.” The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. All changes in the fair value of the Company’s freestanding derivative positions not designated to hedge accounting relationships, including net receipts and payments, are included in “net derivative gains (losses)” without considering changes in the fair value of the economically associated assets or liabilities.
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
The Company does not exclude any components of the hedging instrument from the effectiveness assessments and therefore does not separately measure or account for any excluded components of the hedging instrument.
While in cash flow hedge relationships, any periodic net receipts and payments from the hedging instrument are included in the income or expense line that the hedged item’s periodic income or expense is recognized. Other changes in the fair value of the hedging instrument while in a cash flow hedging relationship are reported within OCI. These amounts are deferred in AOCI until they are reclassified to Net income (loss). The reclassified amount offsets the effect of the cash flows on Net income (loss) in the same period when the hedged item affects earnings and on the same line as the hedged item.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
Fair Value of Financial Instruments
See Note 8 of the Notes to these Consolidated Financial Statements for additional information regarding determining the fair value of financial instruments.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
resulting in higher expected future gross profits and lower DAC amortization for the period. The opposite occurs when returns are lower than expected.
In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. As of December 31, 2021, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 7.0% (4.7% net of product weighted average Separate Accounts fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.7% net of product weighted average Separate Accounts fees and Investment Advisory fees) and 0.0% ((2.3%) net of product weighted average Separate Accounts fees and Investment Advisory fees), respectively. The maximum duration over which these rate limitations may be applied is five years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.
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
For participating traditional life policies (substantially all of which are in the Closed Block), DAC is amortized over the expected total life of the contract group as a constant percentage based on the present value of the estimated gross margin amounts expected to be realized over the life of the contracts using the expected investment yield. As of December 31, 2021, the average rate of assumed investment yields, excluding policy loans, for the Company was 4.5% grading to 4.3% in 2026. Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the accumulated amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date. Many of the factors that affect gross margins are included in the determination of the Company’s dividends to these policyholders. DAC adjustments related to participating traditional life policies do not create significant volatility in results of operations as the Closed Block recognizes a cumulative policyholder dividend obligation expense in policyholders’ benefits for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
Premiums, policy charges and fee income, and policyholders’ benefits include amounts assumed under reinsurance agreements and are net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in other revenues. With respect to GMIBs, a portion of the directly written GMIBs are accounted for as insurance liabilities, but the associated reinsurance agreements contain embedded derivatives as they are net settled. These embedded derivatives are included in GMIB reinsurance contract asset, at fair value with changes in estimated fair value reported in net derivative gains (losses). Separate Account liabilities that have been ceded on a Modified coinsurance (Modco) basis, receivable and payable have been recognized on a net basis as right of offset exists.
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
For non-participating traditional life insurance policies, future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on the Company’s experience

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
that, together with interest and expense assumptions, includes a margin for adverse deviation. Benefit liabilities for traditional annuities during the accumulation period are equal to accumulated policyholders’ fund balances and, after annuitization, are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 3.5% to 7.3% (weighted average of 5.0%) for approximately 99.4% of life insurance liabilities and from 1.5% to 5.4% (weighted average of 3.5%) for annuity liabilities.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
Embedded and Freestanding Insurance Derivatives
Reserves for products or features within products that are considered either embedded or freestanding derivatives are measured at estimated fair value separately from the host variable annuity product, with changes in estimated fair value reported in net derivative gains (losses). The estimated fair values of these derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees attributable to the guarantee. The projections of future benefits and future fees require capital markets and actuarial assumptions, including expectations concerning policyholder behavior. A risk-neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk-free rates.
Additionally, the Company cedes and assumes reinsurance of products with GMxB features, which are considered either an embedded or freestanding derivative, and measured at fair value. The GMxB reinsurance contract asset and liabilities’ fair values reflect the present value of reinsurance premiums, net of recoveries, and risk margins over a range of market-consistent economic scenarios.
Changes in the fair value of embedded and freestanding derivatives are reported in net derivative gains (losses). Embedded derivatives in direct and assumed reinsurance contracts are reported in future policyholders’ benefits and other policyholders’ liabilities. Amounts due from reinsurers contains the reinsurance of underlying GMIB contracts that are embedded derivatives, so the reinsurance has the same risk attributes as the underlying contracts and is an embedded derivatives carried at fair value. There are also embedded derivatives reported in the GMIB reinsurance contract asset related to ceded reinsurance contracts that are net settled, recorded at fair value in the consolidated balance sheets.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
Starting as of June 30, 2020, the Company changed its measurement of the fair value of its Investment Management and Research reporting unit from a discounted cash flow valuation technique to a market valuation approach. Under the market valuation approach, the fair value of the reporting unit is based on its adjusted market valuation assuming a control premium. The Company determined that this valuation technique provided a more exact determination of fair value for the reporting unit and was applied during its annual testing for goodwill recoverability at December 31, 2021 and 2020.
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
Deferred Sales Commissions, Net
Commissions paid to financial intermediaries in connection with the sale of shares of open-end AB sponsored mutual funds sold without a front-end sales charge (“back-end load shares”) are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years for U.S. fund shares and four years for non-U.S. fund shares, the periods of time during which the deferred sales commissions are generally recovered. These commissions are recovered from distribution services fees received from those funds and from CDSC received from shareholders of those funds upon the redemption of their shares. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. Since January 31, 2009, AB sponsored U.S. mutual funds have not offered back-end load shares to new investors.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
As of December 31, 2021 and 2020, respectively, net deferred sales commissions from AB totaled $75 million and $64 million and are included within other assets in the consolidated balance sheets. The estimated amortization expense of deferred sales commissions, based on the December 31, 2021 net asset balance for each of the next four years is $35 million, $26 million, $13 million and $1 million. The Company tests the deferred sales commission asset for impairment quarterly by comparing undiscounted future cash flows to the recorded value, net of accumulated amortization. Each quarter, significant assumptions used to estimate the future cash flows are updated to reflect management’s consideration of current market conditions on expectations made with respect to future market levels and redemption rates. As of December 31, 2021 and 2020, the Company determined that the deferred sales commission asset was not impaired.
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
Capitalized computer software and hosting arrangements, net of accumulated amortization, amounted to $193 million and $191 million as of December 31, 2021 and 2020, respectively. Amortization of capitalized computer software and hosting arrangements in 2021, 2020 and 2019 was $57 million, $60 million and $52 million, respectively, recorded in other operating costs and expenses in the consolidated statements of income (loss).
Short-term and Long-term Debt
Liabilities for short-term and long-term debt are primarily carried at an amount equal to unpaid principal balance, net of unamortized discount or premium and debt issue costs. Original-issue discount or premium and debt-issue costs are recognized as a component of interest expense over the period the debt is expected to be outstanding, using the interest method of amortization. Interest expense is generally presented within interest expense in the consolidated statements of income (loss). Short-term debt represents debt coming due in the next twelve months, including that portion of debt otherwise classified as long-term. See Note 12 of the Notes to these Consolidated Financial Statements for additional information regarding short-term and long-term debt.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
Investment management and administrative service fees are also earned by EIM and EIMG and reported in the Individual Retirement, Group Retirement and Protection Solutions segments as well as certain asset-based fees associated with insurance contracts.
AB provides asset management services by managing customer assets and seeking to deliver returns to investors. Similarly, EIM and EIMG provides investment management and administrative services, such as fund accounting and compliance services, to EQ Premier VIP Trust, EQAT and 1290 Funds as well as two private investment trusts established in the Cayman Islands, AXA Allocation Funds Trust and AXA Offshore Multimanager Funds Trust (collectively, the “Other AXA Trusts”). The contracts supporting these revenue streams create a distinct, separately identifiable performance obligation for each day the assets are managed for the performance of a series of services that are substantially the same and have the same pattern of transfer to the customer. Accordingly, these investment management, advisory, and administrative service base fees are recorded over time as services are performed and entitle the Company to variable consideration. Base fees, generally calculated as a percentage of AUM, are recognized as revenue at month-end when the transaction price no longer is variable and the value of the consideration is determined. These fees are not subject to claw back and there is minimal probability that a significant reversal of the revenue recorded will occur.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
As of December 31, 2021 and December 31, 2020, respectively, Equitable Financial holds $109 million and $38 million of equity interests in the CLOs. The Company consolidated the CLOs as of December 31, 2021 and December 31, 2020 as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the CLOs loan manager. The assets of the CLOs are legally isolated from the Company’s creditors and can only be used to settle obligations of the CLOs. The liabilities of the CLOs are non-recourse to the Company and the Company has no obligation to satisfy the liabilities of the CLOs. As of December 31, 2021, Equitable Financial holds $58 million of equity interests in a newly formed SPE established to purchase loans from the market in anticipation of a new CLO transaction. The Company consolidated the SPE as of December 31, 2021 as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the SPE loan manager.
Resulting from this consolidation in the Company’s consolidated balance sheets are fixed maturities, at fair value using the fair value option with total assets of $1,641 million and $389 million notes issued by consolidated variable interest entities, at fair value using the fair value option with total liabilities of $1,191 million and $313 million at December 31, 2021 and December 31, 2020, respectively. The unpaid outstanding principal balance of the notes and short-term borrowing is $1.3 billion and $362 million at December 31, 2021 and December 31, 2020.
Consolidated Limited Partnerships and LLCs
As of December 31, 2021 and December 31, 2020 the Company consolidated limited partnerships and LLCs for which it was identified as the primary beneficiary under the VIE model. Included in Other invested assets, Mortgage loans on real estate and Other equity investments in the Company’s consolidated balance sheets at December 31, 2021 and December 31, 2020 are total assets of $219 million and $12 million, respectively related to these VIEs.

Consolidated AB-Sponsored Investment Funds
Included in the Company’s consolidated balance sheet as of December 31, 2021 and December 31, 2020 are assets of $734 million and $284 million, liabilities of $87 million and $8 million, and redeemable noncontrolling interests of $421 million and $83 million, respectively, associated with the consolidation of AB-sponsored investment funds under the VIE model. Also included in the Company’s consolidated balance sheets as of December 31, 2021 and December 31, 2020 are assets of $0 million and $68 million, liabilities of $0 million and $23 million, and redeemable noncontrolling interests of $0 million and $20 million, respectively, from consolidation of AB-sponsored investment funds under the VOE model. The assets of these consolidated funds are presented within other invested assets and cash and cash equivalents, and liabilities of these consolidated funds are presented with other liabilities in the Company’s consolidated balance sheets; ownership interests not held by the Company relating to consolidated VIEs and VOEs are presented either as redeemable or non-redeemable noncontrolling interests, as appropriate. Redeemable noncontrolling interests are presented in mezzanine equity and non-redeemable noncontrolling interests are presented within

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
permanent equity. The Company is not required to provide financial support to these AB-sponsored investment funds, and only the assets of such funds are available to settle each fund’s own liabilities.
Non-Consolidated VIEs
As of December 31, 2021 and December 31, 2020 respectively, the Company held approximately $2.1 billion and $1.4 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including CLOs, hedge funds, private equity funds and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $245.6 billion and $165.9 billion as of December 31, 2021 and December 31, 2020 respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $2.1 billion and $1.4 billion and approximately $1.2 billion and $1.2 billion of unfunded commitments as of December 31, 2021 and December 31, 2020, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
Non-Consolidated AB-Sponsored Investment Products
As of December 31, 2021 and December 31, 2020, the net assets of investment products sponsored by AB that are non-consolidated VIEs are approximately $68.9 billion and $73.4 billion, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is its investment of $9 million and $7 million as of December 31, 2021 and December 31, 2020. The Company has no further commitments to or economic interest in these VIEs.
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
Impact of Assumption Updates
The net impact of assumption changes during 2021 decreased policy charges and fee income by $28 million, decreased policyholders’ benefits by $62 million, increased net derivative losses by $200 million and decreased amortization of DAC by $58 million. This resulted in a decrease in income (loss) from operations, before income taxes of $108 million and decreased net income (loss) by $85 million. As part of this annual update completed as of September 30, 2021, the reference interest rate utilized in our GAAP fair value calculations was updated from the LIBOR swap curve to the US Treasury curve, which represents a reasonable proxy of the cost of funding the derivative positions backing our GMxB liabilities. Concurrently, our GAAP fair value liability risk margins were increased. which when considered with the change from LIBOR, resulted in an immaterial impact to overall valuation as our view regarding market participant pricing of our guarantees has not changed at the time of this update.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
Model Changes
There were no material model changes in 2021 and 2019.

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

3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of December 31, 2021 and 2020 was $506 million and $538 million, respectively. There was no accrued interest written off for AFS fixed maturities for the years ended December 31, 2021 and 2020.
The following tables provide information relating to the Company’s fixed maturities classified as AFS.
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
December 31, 2021
Fixed Maturities:
Corporate (1)	$50,172	$22	$2,601	$240	$52,511
U.S. Treasury, government and agency	13,056	—	2,344	15	15,385
States and political subdivisions	586	—	78	2	662
Foreign governments	1,124	—	42	14	1,152
Residential mortgage-backed (2)	90	—	8	—	98
Asset-backed (3)	5,933	—	21	20	5,934
Commercial mortgage-backed	2,427	—	19	25	2,421
Redeemable preferred stock (5)	41	—	12	—	53
Total at December 31, 2021	$73,429	$22	$5,125	$316	$78,216

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
December 31, 2020: (4)
Fixed Maturities:
Corporate (1)	$53,160	$13	$5,104	$92	$58,159
U.S. Treasury, government and agency	12,675	—	3,448	5	16,118
States and political subdivisions	535	—	100	—	635
Foreign governments	1,011	—	98	6	1,103
Residential mortgage-backed (2)	130	—	13	—	143
Asset-backed (3)	3,587	—	29	5	3,611
Commercial mortgage-backed	1,148	—	55	—	1,203
Redeemable preferred stock	621	—	48	3	666
Total at December 31, 2020	$72,867	$13	$8,895	$111	$81,638
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(4)Excludes amounts reclassified as HFS.
(5)Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments (see Note 2 of the Notes to these Consolidated Financial Statements- Investments).

The contractual maturities of AFS fixed maturities as of December 31, 2021 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
December 31, 2021
Contractual maturities:
Due in one year or less	$1,117	$1,120
Due in years two through five	15,452	16,002
Due in years six through ten	18,189	19,104
Due after ten years	30,158	33,484
Subtotal	64,916	69,710
Residential mortgage-backed	90	98
Asset-backed	5,933	5,934
Commercial mortgage-backed	2,427	2,421
Redeemable preferred stock	41	53
Total at December 31, 2021	$73,407	$78,216

The following table shows proceeds from sales, gross gains (losses) from sales and credit losses for AFS fixed maturities for the years ended December 31, 2021, 2020 and 2019:

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Proceeds from Sales, Gross Gains (Losses) from Sales and Credit Losses for AFS Fixed Maturities

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Proceeds from sales	$27,363	$12,903	$8,972
Gross gains on sales	$1,152	$862	$234
Gross losses on sales	$(195)	$(41)	$(32)

Credit losses	$(16)	$(13)	$—

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts.
AFS Fixed Maturities - Credit Loss Impairments

	Year Ended December 31,
	2021	2020	2019

Balance, beginning of period	$32	$21	$58
Previously recognized impairments on securities that matured, paid, prepaid or sold	(4)	(2)	(37)
Recognized impairments on securities impaired to fair value this period (1)	—	—	—
Credit losses recognized this period on securities for which credit losses were not previously recognized	9	6	—
Additional credit losses this period on securities previously impaired	7	7	—
Increases due to passage of time on previously recorded credit losses	—	—	—
Accretion of previously recognized impairments due to increases in expected cash flows (for OTTI securities 2019 and prior)	—	—	—
Balance at December 31,	$44	$32	$21
______________
(1)Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.
The tables that follow below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI.
Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2021	$8,811	$(1,548)	$(1,065)	$(1,302)	$4,896
Net investment gains (losses) arising during the period	(3,122)	—	—	—	(3,122)
Reclassification adjustment:
Included in net income (loss)	(846)	—	—	—	(846)
Excluded from net income (loss)	—	—	—	—	—
Other (1)	(33)	—	—	—	(33)
Impact of net unrealized investment gains (losses)	—	767	648	544	1,959

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Net unrealized investment gains (losses) excluding credit losses	4,810	(781)	(417)	(758)	2,854
Net unrealized investment gains (losses) with credit losses	(1)	(1)	(1)	1	(2)
Balance, December 31, 2021	$4,809	$(782)	$(418)	$(757)	$2,852

Balance, January 1, 2020	$3,453	$(894)	$(189)	$(497)	$1,873
Net investment gains (losses) arising during the period	6,192	—	—	—	6,192
Reclassification adjustment:
Included in net income (loss)	(828)	—	—	—	(828)
Excluded from net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses)		(655)	(877)	(806)	(2,338)
Net unrealized investment gains (losses) excluding credit losses	8,817	(1,549)	(1,066)	(1,303)	4,899
Net unrealized investment gains (losses) with credit losses	(6)	1	1	1	(3)
Balance, December 31, 2020	$8,811	$(1,548)	$(1,065)	$(1,302)	$4,896

Balance, January 1, 2019	$(522)	$100	$(88)	$104	$(406)
Net investment gains (losses) arising during the period	4,188	—	—	—	4,188
Reclassification adjustment:	—	—	—	—	—
Included in net income (loss)	(213)	—	—	—	(213)
Excluded from net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	(994)	(101)	(601)	(1,696)
Net unrealized investment gains (losses) excluding credit losses	3,453	(894)	(189)	(497)	1,873
Net unrealized investment gains (losses) with credit losses	—	—	—	—	—
Balance, December 31, 2019	$3,453	$(894)	$(189)	$(497)	$1,873
______________
(1)Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments (see Note 2 of the Notes to these Consolidated Financial Statements- Investments).
The following tables disclose the fair values and gross unrealized losses of the 2,060 issues as of December 31, 2021 and the 565 issues as of December 31, 2020 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated.
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
December 31, 2021
Fixed Maturities:
Corporate	$10,571	$163	$1,633	$75	$12,204	$238
U.S. Treasury, government and agency	993	11	105	4	1,098	15
States and political subdivisions	120	2	11	—	131	2
Foreign governments	349	6	92	8	441	14

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Asset-backed	3,865	20	38	—	3,903	20
Commercial mortgage-backed	1,527	21	96	4	1,623	25
Total at December 31, 2021	$17,425	$223	$1,975	$91	$19,400	$314

December 31, 2020: (1)
Fixed Maturities:
Corporate	$2,990	$53	$337	$33	$3,327	$86
U.S. Treasury, government and agency	885	5	—	—	885	5
Foreign governments	153	2	21	4	174	6
Asset-backed	809	4	76	1	885	5
Redeemable preferred stock	53	1	11	2	64	3
Total at December 31, 2020	$4,890	$65	$445	$40	$5,335	$105
______________
(1)Excludes amounts reclassified as HFS.

The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.6% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of December 31, 2021 and December 31, 2020 were $322 million and $391 million, respectively, representing 2.5% and 2.3% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of December 31, 2021 and December 31, 2020, respectively, approximately $2.9 billion and $2.5 billion, or 3.9% and 3.4%, of the $73.4 billion and $72.9 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $18 million and $49 million as of December 31, 2021 and December 31, 2020, respectively.
As of December 31, 2021 and December 31, 2020, respectively, the $91 million and $40 million of gross unrealized losses of twelve months or more were primarily concentrated in corporate securities. In accordance with the policy described in Note 2 to the Notes to these Consolidated Financial Statements, the Company concluded that an adjustment to allowance for credit losses for these securities was not warranted at either December 31, 2021 or December 31, 2020. As of December 31, 2021 and December 31, 2020, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of December 31, 2021, the Company determined that the unrealized loss was primarily due to increases in credit spreads and changes in credit ratings.
Mortgage Loans on Real Estate
Accrued interest receivable on commercial and agricultural mortgage loans as of December 31, 2021 and 2020 was $57 million and $58 million, respectively. There was no accrued interest written off for commercial and agricultural mortgage loans for the years ended December 31, 2021 and 2020.
As of December 31, 2021, the Company had no loans for which foreclosure was probable included within the individually assessed mortgage loans, and accordingly had no associated allowance for credit losses.
Allowance for Credit Losses on Mortgage Loans

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
The change in the allowance for credit losses for commercial mortgage loans and agricultural mortgage loans during the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020
	(in millions)
Allowance for credit losses on mortgage loans:
Commercial mortgages:
Balance, beginning of period	$77	$33
Current-period provision for expected credit losses	(20)	44
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Net change in allowance	(20)	44
Balance, end of period	$57	$77

Agricultural mortgages:
Balance, beginning of period	$4	$3
Current-period provision for expected credit losses	1	1
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Net change in allowance	1	1
Balance, end of period	$5	$4

Total allowance for credit losses	$62	$81

The change in the allowance for credit losses is attributable to:
•increases/decreases in the loan balance due to new originations, maturing mortgages, and loan amortization;
•changes in credit quality; and
•changes in market assumptions primarily related to COVID-19 driven economic changes.
Credit Quality Information
The following tables summarize the Company’s mortgage loans segregated by risk rating exposure as of December 31, 2021 and December 31, 2020.

LTV Ratios (1)

	December 31, 2021
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Mortgage loans:
Commercial:
0% - 50%	$—	$—	$—	$184	$293	$1,009	$1,486
50% - 70%	1,967	1,334	407	619	491	2,533	7,351
70% - 90%	190	236	412	415	276	972	2,501
90% plus	—	—	—	35	5	73	113
Total commercial	$2,157	$1,570	$819	$1,253	$1,065	$4,587	$11,451

Agricultural:

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	December 31, 2021
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
0% - 50%	$180	$212	$128	$129	$119	$738	$1,506
50% - 70%	200	268	102	126	87	338	1,121
70% - 90%	—	—	—	—	—	17	17
90% plus	—	—	—	—	—	—	—
Total agricultural	$380	$480	$230	$255	$206	$1,093	$2,644
Total mortgage loans:
0% - 50%	$180	$212	$128	$313	$412	$1,747	$2,992
50% - 70%	2,167	1,602	509	745	578	2,871	8,472
70% - 90%	190	236	412	415	276	989	2,518
90% plus	—	—	—	35	5	73	113
Total mortgage loans	$2,537	$2,050	$1,049	$1,508	$1,271	$5,680	$14,095

Debt Service Coverage Ratios (2)

	December 31, 2021
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Mortgage loans:
Commercial:
Greater than 2.0x	$1,143	$1,243	$210	$772	$485	$2,235	$6,088
1.8x to 2.0x	185	135	250	46	161	372	1,149
1.5x to 1.8x	275	97	284	211	166	919	1,952
1.2x to 1.5x	264	95	75	101	253	701	1,489
1.0x to 1.2x	290	—	—	88	—	287	665
Less than 1.0x	—	—	—	35	—	73	108
Total commercial	$2,157	$1,570	$819	$1,253	$1,065	$4,587	$11,451

Agricultural:
Greater than 2.0x	$49	$64	$25	$22	$24	$210	$394
1.8x to 2.0x	52	37	25	14	14	70	212
1.5x to 1.8x	43	113	28	22	41	193	440
1.2x to 1.5x	161	179	112	116	72	355	995
1.0x to 1.2x	75	83	31	77	54	226	546
Less than 1.0x	—	4	9	4	1	39	57
Total agricultural	$380	$480	$230	$255	$206	$1,093	$2,644
Total mortgage loans:
Greater than 2.0x	$1,192	$1,307	$235	$794	$509	$2,445	$6,482
1.8x to 2.0x	237	172	275	60	175	442	1,361
1.5x to 1.8x	318	210	312	233	207	1,112	2,392
1.2x to 1.5x	425	274	187	217	325	1,056	2,484
1.0x to 1.2x	365	83	31	165	54	513	1,211
Less than 1.0x	—	4	9	39	1	112	165
Total mortgage loans	$2,537	$2,050	$1,049	$1,508	$1,271	$5,680	$14,095
______________

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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
Past-Due and Nonaccrual Mortgage Loan Status
The following table provides information relating to the aging analysis of past-due mortgage loans as of December 31, 2021 and 2020, respectively.
Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
December 31, 2021:
Mortgage loans:
Commercial	$—	$—	$—	$—	$11,451	$11,451	$—	$11,451	$—	$—
Agricultural	1	1	25	27	2,601	2,628	16	2,644	—	—
Total	$1	$1	$25	$27	$14,052	$14,079	$16	$14,095	$—	$—

December 31, 2020:
Mortgage loans:
Commercial	$162	$—	$—	$162	$10,346	$10,508	$—	$10,508	$—	$—
Agricultural	76	7	29	112	2,620	2,732	—	2,732	—	—
Total	$238	$7	$29	$274	$12,966	$13,240	$—	$13,240	$—	$—
_______________
(1)Amounts presented at amortized cost basis.
As of December 31, 2021 and December 31, 2020, the carrying values of problem mortgage loans that had been classified as non-accrual loans were $14 million and $0 million, respectively.
Troubled Debt Restructuring

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
During the years ended December 31, 2021 and 2020, the Company identified an immaterial amount of TDRs.
Equity Securities
The table below presents a breakdown of unrealized and realized gains and (losses) on equity securities during the year ended December 31, 2021.
Unrealized and Realized Gains (Losses) from Equity Securities (1)

Year Ended December 31,
2021
(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(19)
Net investment gains (losses) recognized on equity securities sold during the period	45
Unrealized and realized gains (losses) on equity securities	$26
______________
(1)Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments (see Note 2 of the Notes to these Consolidated Financial Statements- Investments).
Trading Securities
As of December 31, 2021 and December 31, 2020, respectively, the fair value of the Company’s trading securities was $631 million and $5.6 billion. As of December 31, 2021 and December 31, 2020, respectively, trading securities included the General Account’s investment in Separate Accounts which had carrying values of $45 million and $44 million.
The table below shows a breakdown of net investment income (loss) from trading securities during the years ended December 31, 2021, 2020 and 2019.
Net Investment Income (Loss) from Trading Securities

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(274)	$128	$487
Net investment gains (losses) recognized on securities sold during the period	248	42	15
Unrealized and realized gains (losses) on trading securities	(26)	170	502
Interest and dividend income from trading securities	99	217	294
Net investment income (loss) from trading securities	$73	$387	$796

Fixed maturities, at fair value using the fair value option
The table below shows a breakdown of net investment income (loss) from fixed maturities, at fair value using the fair value option during the year ended December 31, 2021.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Net Investment Income (Loss) from Fixed Maturities, at Fair Value using the Fair Value Option

Year Ended December 31,
2021
(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$12
Net investment gains (losses) recognized on securities sold during the period	4
Unrealized and realized gains (losses) from fixed maturities	16
Interest and dividend income from fixed maturities	19
Net investment income (loss) from fixed maturities	$35

Net Investment Income (Loss)
The following table breaks out net investment income (loss) by asset category:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Fixed maturities	$2,440	$2,341	$2,060
Mortgage loans on real estate	546	516	541
Other equity investments	609	67	140
Policy loans	203	204	211
Trading securities	73	387	796
Other investment income	17	33	24
Fixed maturities, at fair value using the fair value option	35	1	—
Gross investment income (loss)	3,923	3,549	3,772
Investment expenses	(77)	(72)	(73)
Net investment income (loss)	$3,846	$3,477	$3,699
Investment Gains (Losses), Net
Investment gains (losses), net, including changes in the valuation allowances and credit losses are as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Fixed maturities	$847	$828	$205
Mortgage loans on real estate	19	(45)	(1)
Other equity investments (1)	—	30	2
Other	2	(69)	(133)
Investment gains (losses), net	$868	$744	$73
(1) Investment gains (losses), net of Other equity investments includes Real Estate Held for production during the years ended
December 31, 2020 and December 31, 2019.

For the years ended December 31, 2021, 2020, and 2019, respectively, investment results passed through to certain participating group annuity contracts as interest credited to policyholders’ account balances totaled $2 million, $2 million and $2 million.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
4)     DERIVATIVES
The Company uses derivatives as part of its overall asset/liability risk management primarily to reduce exposures to equity market and interest rate risks. Derivative hedging strategies are designed to reduce these risks from an economic perspective and are all executed within the framework of a “Derivative Use Plan” approved by applicable states’ insurance law. Derivatives are generally not accounted for using hedge accounting, with the exception of TIPS and cash flow hedges, which is discussed further below. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, fund performance, market volatility and interest rates. A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, bond and bond-index total return swaps, swaptions, variance swaps and equity options, credit and foreign exchange derivatives, as well as bond and repo transactions to support the hedging. The derivative contracts are collectively managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in capital markets. In addition, as part of its hedging strategy, the Company targets an asset level for all variable annuity products at or above a CTE98 level under most economic scenarios (CTE is a statistical measure of tail risk which quantifies the total asset requirement to sustain a loss if an event outside a given probability level has occurred. CTE98 denotes the financial resources a company would need to cover the average of the worst 2% of scenarios.)
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
For GMxB features, the Company retains certain risks including basis, credit spread and some volatility risk and risk associated with actual experience versus expected actuarial assumptions for mortality, lapse and surrender, withdrawal and policyholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMxB features that result from financial markets movements. A portion of exposure to realized equity volatility is hedged using equity options and variance swaps and a portion of exposure to credit risk is hedged using total return swaps on fixed income indices. Additionally, the Company is party to total return swaps for which the reference U.S. Treasury securities are contemporaneously purchased from the market and sold to the swap counterparty. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, the Company derecognizes these securities with consequent gain or loss from the sale. The Company has also purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company. The reinsurance of the GMIB features is accounted for as a derivative. In addition, on June 1, 2021, we ceded legacy variable annuity policies sold by Equitable Financial between 2006-2008 (the “Block”), comprised of non-New York “Accumulator” policies containing fixed rate GMIB and/or GMDB guarantees. As this contract provides full risk transfer and thus has the same risk attributes as the underlying direct contracts, the benefits of this treaty are accounted for in the same manner as the underlying gross reserves and therefore the Amounts Due from Reinsurers related to the GMIB with NLG are accounted for as an embedded derivative.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
The tables below present quantitative disclosures about the Company’s derivative instruments designated in hedging relationships and derivative instruments which have not been designated in hedging relationships, including those embedded in other contracts required to be accounted for as derivative instruments.
The following table presents the gross notional amount and estimated fair value of the Company’s derivatives:

Derivative Instruments by Category

	December 31, 2021			December 31, 2020
		Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives: Designated for Hedge accounting (1)
Cash Flow Hedges:
Currency Swaps	$921	$7	$42	$—	$—	$—
Interest Swaps	955	—	395	957	—	219
Total: Designated for Hedge accounting	1,876	7	437	957	—	219
Derivatives: Not designated for Hedge accounting (1)
Equity contracts:
Futures (5)	2,640	—	1	4,881	—	2
Swaps (5)	13,378	6	4	22,456	6	2
Options	48,489	12,024	5,065	35,848	8,396	3,726
Interest rate contracts:
Futures (5)	12,575	—	—	18,571	—	—
Swaps (5)	1,889	—	46	22,877	553	437
Swaptions	—	—	—	—	—	—
Credit contracts:
Credit default swaps	774	9	10	1,087	19	14
Currency
Currency Swaps	541	1	—	411	9	9
Currency forwards	79	8	7	—	—	—
Other freestanding contracts:
Margin	—	125	—	—	49	66
Collateral	—	178	6,160	—	212	3,839
Total: Not designated for Hedge accounting	80,365	12,351	11,293	106,131	9,244	8,095

Embedded Derivatives:
Amounts due from reinsurers (6)	—	5,813	—	—	—	—
GMIB reinsurance contracts (2)	—	1,848	—	—	2,488	—
GMxB derivative features liability (3)	—	—	8,525	—	—	11,131
SCS, SIO, MSO and IUL indexed features (4)	—	—	6,773	—	—	4,509
Total Embedded Derivatives	—	7,661	15,298	—	2,488	15,640

Total derivative instruments	$82,241	$20,019	$27,028	$107,088	$11,732	$23,954
___________
(1)Reported in other invested assets in the consolidated balance sheets.
(2) Reported in GMIB reinsurance contract asset in the consolidated balance sheets.
(3)    Reported in future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.
(4)    Reported in policyholders’ account balances in the consolidated balance sheets.
(5)    Decrease in futures and swaps notional as of December 31, 2021 is primarily due to Venerable Transaction (see Note 1 of the Notes to these Consolidated Financial Statements).
(6)    Represents GMIB NLG ceded related to the Venerable Transaction.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following table presents the effects of derivative instruments on the consolidated statements of income and comprehensive income (loss).

Derivative Instruments by Category

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Year Ended December 31, 2021			Year Ended December 31, 2020			Year Ended December 31, 2019
	Net Derivatives Gain(Losses) (1)	Interest Credited To Policyholder Account Balances	AOCI	Net Derivatives Gain(Losses) (1)	Interest Credited To Policyholder Account Balances	AOCI	Net Derivatives Gain(Losses) (1)	Interest Credited To Policyholder Account Balances	AOCI
	(in millions)
Derivatives: Designated for Hedge accounting
Cash Flow Hedges:
Currency Swaps	$(2)	$(45)	$5	$—	$—	$—	$—	$—	$—
Interest Swaps	(69)	—	(87)	(9)	—	(87)	4	—	(28)
Total: Designated for Hedge accounting	(71)	(45)	(82)	(9)	—	(87)	4	—	(28)
Derivatives: Not Designated for Hedge accounting
Equity contracts
Futures	(567)	—	—	(1,011)	—	—	(1,311)	—	—
Swaps	(3,614)	—	—	(3,368)	—	—	(2,426)	—	—
Options	3,886	—	—	1,663	—	—	2,229	—	—
Interest Rate contracts
Futures	(728)	—	—	1,740	—	—	145	—	—
Swaps	(2,317)	—	—	2,832	—	—	2,033	—	—
Swaptions	—	—	—	9	—	—	(35)	—	—
Credit contracts
Credit Default Swaps	(2)	—	—	—	—	—	9	—	—
Currency contracts
Currency Swaps	3	—	—	(4)	—	—	(9)	—	—
Currency forwards	2	—	—	—	—	—	—	—	—
Other
Margin	—	—	—	—	—	—	—	—	—
Collateral	—	—	—	—	—	—	—	—	—
Total: Not Designated for Hedge accounting	(3,337)	—	—	1,861	—	—	635	—	—

Embedded Derivatives
Amounts due from reinsurers	517	—	—	—	—	—	—	—	—
GMIB reinsurance contracts	(625)	—	—	417	—	—	433	—	—
GMxB derivative features liability (2)	2,841	—	—	(2,253)	—	—	(2,442)	—	—
SCS, SIO,MSO and IUL indexed features	(3,835)	—	—	(1,738)	—	—	(2,642)	—	—
Total Embedded Derivatives	(1,102)	—	—	(3,574)	—	—	(4,651)	—	—

Total Derivatives	$(4,510)	$(45)	$(82)	$(1,722)	$—	$(87)	$(4,012)	$—	$(28)

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(1)Reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2)Excludes settlement fees of $45 million on CS Life reinsurance contract for the year ended December 31, 2021 .

The table that follow below present a roll-forward of cash flow hedges recognized in AOCI.
Roll-forward of Cash flow hedges in AOCI

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Balance, beginning of period	$(126)	$(38)	$(10)
Amount recorded in AOCI
Currency Swaps	(35)	—	—
Interest Swaps	(183)	(108)	(45)
Total Amount recorded in AOCI	(218)	(108)	(45)
Amount reclassified from AOCI to income
Currency Swaps	40	—	—
Interest Swaps	96	20	17
Total Amount reclassified from AOCI to income	136	20	17
Ending Balance, December 31 (1)	$(208)	$(126)	$(38)
_______________
(1) The Company does not estimate the amount of the deferred losses in AOCI at years ended December 31, 2021, 2020 and 2019 which will be released and reclassified into Net income (loss) over the next 12 months as the amounts cannot be reasonably estimated.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts as of December 31, 2021 and December 31, 2020 are exchange-traded and net settled daily in cash. As of December 31, 2021 and December 31, 2020, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $109 million and $307 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $200 million and $264 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and EAFE indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $16 million and $35 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of December 31, 2021 and December 31, 2020, respectively, the Company held $6.2 billion and $3.8 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $178 million and $212 million as of December 31, 2021 and December 31, 2020, respectively, in the normal operation of its collateral arrangements.
The following tables presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments as of December 31, 2021 and December 31, 2020:

Offsetting of Financial Assets and Liabilities and Derivative Instruments

As of December 31, 2021

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (3)	Net Amount
	(in millions)
Assets:
Derivative assets (1)	$12,358	$10,756	$1,602	$(961)	$641
Other financial assets	1,989	—	1,989	—	1,989
Other invested assets	$14,347	$10,756	$3,591	$(961)	$2,630

Liabilities:
Derivative liabilities (2)	$10,770	$10,756	$14	$—	$14
Other financial liabilities	3,919	—	3,919	—	3,919
Other liabilities	$14,689	$10,756	$3,933	$—	$3,933
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
5)    GOODWILL
Goodwill
Goodwill represents the excess of purchase price over the estimated fair value of identifiable net assets acquired in a business combination. The Company tests goodwill for recoverability each annual reporting period at December 31 and at interim periods if facts or circumstances are indicative of potential impairment.
The carrying value of goodwill from the Company’s Investment Management reporting unit totaled $4.6 billion at both December 31, 2021 and 2020, resulting from its investment in AB as well as direct strategic acquisitions of AB, including its purchase of Sanford C. Bernstein, Inc.
As of December 31, 2021 and 2020, the Company’s annual testing resulted in no impairment of this goodwill, as the fair value of the reporting unit exceeded its carrying amount at each respective date.
Other Intangible Assets

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
The Company’s intangible assets primarily relate to the Bernstein Acquisition and purchases of AB Units and reflect amounts assigned to acquired investment management contracts based on their estimated fair values at the time of acquisition, less accumulated amortization.
The gross carrying amount of AB-related intangible assets was $932 million as of December 31, 2021 and $926 million as of December 31, 2020, and the accumulated amortization of these intangible assets was $809 million and $786 million as of December 31, 2021 and 2020, respectively. Amortization expense for AB-related intangible assets totaled $21 million , $37 million, and $44 million for 2021, 2020 and 2019, respectively. Estimated annual amortization expense for each of the next five years is approximately $20 million, $18 million, $18 million, $17 million and $15 million, respectively.
On June 20, 2014, AB acquired an 81.7% ownership interest in CPH, a Danish asset management firm that manages global core equity assets for institutional investors. AB subsequently purchased additional shares of CPH bringing its ownership interest to 100% as of December 31, 2019. AB ownership interest in CPH is 100% as of December 31, 2021. The acquisitions described above did not have a significant impact on the Company’s consolidated revenues or net income. As a result, supplemental pro forma information has not been provided. Additional information regarding the contingent payment obligations associated with these and other acquisitions made by AB is included in Note 8 of the Notes to these Consolidated Financial Statements.
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
Summarized financial information for the Company’s Closed Block is as follows:

	December 31,
	2021	2020
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$5,928	$6,201

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	December 31,
	2021	2020
Policyholder dividend obligation	—	160
Other liabilities	39	39
Total Closed Block liabilities	5,967	6,400

Assets Designated to the Closed Block:
Fixed maturities AFS, at fair value (amortized cost of $3,185 and $3,359) (allowance for credit losses of $0 and $0)	3,390	3,718
Mortgage loans on real estate (net of allowance for credit losses of $4 and $6)	1,771	1,773
Policy loans	602	648
Cash and other invested assets	63	28
Other assets	90	169
Total assets designated to the Closed Block	5,916	6,336

Excess of Closed Block liabilities over assets designated to the Closed Block	51	64
Amounts included in AOCI:
Net unrealized investment gains (losses), net of policyholders’ dividend obligation: $0 and $160; and net of income tax: $(43) and $(42)	172	167
Maximum future earnings to be recognized from Closed Block assets and liabilities	$223	$231

The Company’s Closed Block revenues and expenses were as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Revenues:
Premiums and other income	$144	$157	$182
Net investment income (loss)	237	251	278
Investment gains (losses), net	4	—	(1)
Total revenues	385	408	459

Benefits and Other Deductions:
Policyholders’ benefits and dividends	372	399	439
Other operating costs and expenses	3	1	2
Total benefits and other deductions	375	400	441
Net income (loss), before income taxes	10	8	18
Income tax (expense) benefit	(2)	(2)	(2)
Net income (loss)	$8	$6	$16

A reconciliation of the Company’s policyholder dividend obligation follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Beginning balance	$160	$2	$—
Unrealized investment gains (losses)	(160)	158	2
Ending balance	$—	$160	$2

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
7)    DAC AND POLICYHOLDER BONUS INTEREST CREDITS
Changes in the DAC asset for the years ended December 31, 2021, 2020 and 2019 were as follows:

	December 31,
	2021	2020	2019
	(in millions)
Balance, beginning of year (1)	$4,243	$5,840	$6,705
Capitalization of commissions, sales and issue expenses	875	669	754
Amortization:
Impact of assumptions updates and model changes	58	(1,109)	46
All other	(451)	(504)	(643)
Total amortization	(393)	(1,613)	(597)
Change in unrealized investment gains and losses	766	(654)	(994)
Reclassified to assets HFS	—	1	(31)
Balance, end of year	$5,491	$4,243	$5,837
______________
(1) December 31, 2020 DAC beginning balance is $3 million more than December 31, 2019 ending balance due to impact of CECL.
The deferred asset for policyholder bonus interest credits is reported in other assets in the consolidated balance sheets and changes in the deferred asset for policyholder bonus interest credits are reported in Interest credited to policyholders’ account balances. For the years ended December 31, 2021, 2020 and 2019 changes were as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Balance, beginning of year	$404	$430	$448
Amortization charged to income	(31)	(26)	(18)
Balance, end of year	$373	$404	$430
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. For the periods ended December 31, 2021 and December 31, 2020, the Company recognized impairment adjustments and impairment losses, respectively, to adjust the carrying value of held-for-sale asset and liabilities to their fair value less cost to sell. The value is measured on a nonrecurring basis and categorized within Level 3 of the fair value hierarchy. The fair value was determined using a market approach, estimated based on the negotiated value of the asset and liabilities. See Note 23 of the Notes to these Consolidated Financial Statements for additional details of the Held-for-Sale assets and liabilities.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.
Fair Value Measurements as of December 31, 2021

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments
Fixed maturities, AFS:
Corporate (1)	$—	$51,007	$1,504	$52,511
U.S. Treasury, government and agency	—	15,385	—	15,385
States and political subdivisions	—	627	35	662
Foreign governments	—	1,152	—	1,152
Residential mortgage-backed (2)	—	98	—	98
Asset-backed (3)	—	5,926	8	5,934
Commercial mortgage-backed	—	2,401	20	2,421
Redeemable preferred stock	—	53	—	53
Total fixed maturities, AFS	—	76,649	1,567	78,216
Fixed maturities, at fair value using the fair value option	—	1,440	201	1,641
Other equity investments (7)	322	457	5	784
Trading securities	340	226	65	631
Other invested assets:
Short-term investments	—	30	—	30
Assets of consolidated VIEs/VOEs	166	450	11	627
Swaps	—	(473)	—	(473)
Credit default swaps	—	(1)	—	(1)
Futures	(1)	—	—	(1)
Options	—	6,959	—	6,959
Total other invested assets	165	6,965	11	7,141
Cash equivalents	3,275	293	—	3,568
Segregated securities	—	1,504	—	1,504
Amounts due from reinsurer (6)	—	—	5,813	5,813
GMIB reinsurance contracts asset	—	—	1,848	1,848
Separate Accounts assets (4)	144,124	2,572	1	146,697
Total Assets	$148,226	$90,106	$9,511	$247,843

Liabilities
Notes issued by consolidated VIE’s, at fair value using the fair value option (5)	$—	$1,277	$—	$1,277
GMxB derivative features’ liability	—	—	8,525	8,525
SCS, SIO, MSO and IUL indexed features’ liability	—	6,773	—	6,773
Liabilities of consolidated VIEs and VOEs	16	2	—	18
Contingent payment arrangements	—	—	38	38
Total Liabilities	$16	$8,052	$8,563	$16,631
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(4)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate. As of December 31, 2021, the fair value of such investments was $404 million.
(5)Includes CLO short-term debt of $92 million, which is inclusive as fair valued within Notes issued by consolidated VIE’s, at fair value using the fair value option Accrued interest payable of $6 million is reported in Notes issued by consolidated VIE’s, at fair value using the fair value option in the consolidated balance sheets, which is not required to be measured at fair value on a recurring basis.
(6)This represents GMIB NLG ceded reserves related to the Venerable Transaction. See Note 1 of the Notes to these Consolidated Financial Statements for details of the Venerable Transaction.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(7)Includes short position equity securities of $33 million that are reported in other liabilities.

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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
Freestanding Derivative Positions
The net fair value of the Company’s freestanding derivative positions as disclosed in Note 4 of the Notes to these Consolidated Financial Statements are generally based on prices obtained either from independent valuation service providers or derived by applying market inputs from recognized vendors into industry standard pricing models. The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2. The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves, including overnight index swap curves, and volatility factors, which then are applied to value the positions. The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Also included are the Amounts due from Reinsurers related to the GMIB NLG product features (GMIB NLG Reinsurance). The fair value reflects the present value of reinsurance premiums, net of recoveries, adjusted for risk margins and nonperformance risk over a range of market consistent economic scenarios.
The valuations of the GMIB reinsurance contract asset, GMIB NLG Reinsurance and GMxB derivative features liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Accounts funds. The credit risks of the counterparty and of the Company are considered in determining the fair values of its GMIB reinsurance contract asset, GMIB NLG Reinsurance and GMxB derivative features liability positions, respectively, after taking into account the effects of collateral arrangements. Incremental adjustment to the US Treasury curve for non-performance risk is made to the fair values of the GMIB reinsurance contract asset, GMIB NLG Reinsurance and GMIBNLG feature to reflect the claims-paying ratings of counterparties and the Company. Equity and fixed income volatilities were modeled to reflect current market volatilities. Due to the unique, long duration of the GMIBNLG feature and GMIB NLG Reinsurance , adjustments were made to the equity volatilities to remove the illiquidity bias associated with the longer tenors and risk margins were applied to the non-capital markets inputs to the GMIBNLG valuations.
After giving consideration to collateral arrangements, the impact to the fair value of its GMIB reinsurance contract asset was a decrease of $107 million and $102 million as of December 31, 2021 and December 31, 2020, respectively, to recognize incremental counterparty non-performance risk and the impact to the fair value of its GMIB reinsurance contract liabilities was a decrease of $15 million and $19 million as of December 31, 2021 and December 31, 2020, respectively, to recognize its own incremental non-performance risk.
After giving consideration to collateral arrangements, the impact to the fair value of its Amounts due from Reinsurers was a decrease of $210 million at December 31, 2021 to recognize incremental counterparty non-performance risk.
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
Transfers of Financial Instruments Between Levels 2 and 3
During the year ended December 31, 2021, fixed maturities with fair values of $785 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $27 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 6.2% of total equity as of December 31, 2021.
During the year ended December 31, 2020, fixed maturities with fair values of $103 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $189 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 1.7% of total equity as of December 31, 2020.
The tables below present reconciliations for all Level 3 assets and liabilities and changes in unrealized gains (losses) for the years ended December 31, 2021, 2020 and 2019, respectively.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Level 3 Instruments - Fair Value Measurements

	Corporate	State and Political Subdivisions	Asset-backed	CMBS	Trading Securities, at Fair Value	Fixed maturities, at FVO
	(in millions)
Balance, January 1, 2021	$1,702	$39	$20	$—	$39	$80
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	5	—	—	—	—	5
Investment gains (losses), net	(16)	—	—	—	26	—
Subtotal	(11)	—	—	—	26	5
Other comprehensive income (loss)	34	(2)	—	—	—
Purchases	938	—	6	20	—	211
Sales	(473)	(2)	(18)	—	—	(23)
Activity related to consolidated VIEs/VOEs	—	—	—	—	—
Transfers into Level 3 (1)	27	—	—	—	—	—
Transfers out of Level 3 (1)	(713)	—	—	—	—	(72)
Balance, December 31, 2021	$1,504	$35	$8	$20	$65	$201
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$26	$5
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$28	$(2)	$—	$—	$—	$—

Balance, January 1, 2020	$1,257	$39	$100	$—	$36	$—
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	4	—	—	—	—	—
Investment gains (losses), net	(16)	—	—	—	3	—
Subtotal	(12)	—	—	—	3	—
Other comprehensive income (loss)	(17)	2	—	—	—	—
Purchases	514	—	20	—	—	81
Sales	(226)	(2)	—	—	—	(1)

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Corporate	State and Political Subdivisions	Asset-backed	CMBS	Trading Securities, at Fair Value	Fixed maturities, at FVO
	(in millions)
Activity related to consolidated VIEs/VOEs	—				—
Transfers into Level 3 (1)	189	—	—	—	—	—
Transfers out of Level 3 (1)	(3)	—	(100)	—	—	—
Balance, December 31, 2020	$1,702	$39	$20	$—	$39	$80
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$3	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$(18)	$2	$—	$—	$—	$—

Balance, January 1, 2019	$1,186	$39	$519	$—	$64	$—
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	4	—	—	—	—	—
Investment gains (losses), net	—	1	—	—	6	—
Subtotal	4	1	—	—	6	—
Other comprehensive income (loss)	5	2	1	—	—	—
Purchases	274	—	100	—	—	—
Sales	(122)	(3)	(84)	—	(5)	—
Transfers into Level 3 (1)	14	—	—	—	—	—
Transfers out of Level 3 (1)	(104)	—	(436)	—	(29)	—
Balance, December 31, 2019	$1,257	$39	$100	$—	$36	$—
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$6	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$4	$3	$—	$—	$—	$—
_____________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of December 31, 2021 or December 31, 2020, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

	Other Equity Investments (9)	GMIB Reinsurance Contract Asset	Amounts Due from Reinsurers	Separate Accounts Assets	GMxB Derivative Features Liability	Contingent Payment Arrangement
	(in millions)
Balance, January 1, 2021	$84	$2,488	$—	$1	$(11,131)	$(28)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	21	—	—	—	—	—
Net derivative gains (losses) (1) (6)	—	(625)	517	—	2,841	—
Total realized and unrealized gains (losses)	21	(625)	517	—	2,841	—
Other comprehensive income (loss)	—	—	—	—	—	—

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Other Equity Investments (9)	GMIB Reinsurance Contract Asset	Amounts Due from Reinsurers	Separate Accounts Assets	GMxB Derivative Features Liability	Contingent Payment Arrangement
	(in millions)
Purchases (2)	8	43	74	1	(463)	(7)
Sales (3)	(92)	(58)	(35)	—	88	—
Settlements (4)	—	—	—	—	—	—
Other (7)	—	—	5,259	—	—	—
Activity related to consolidated VIEs/VOEs	(4)	—	—	—	—	(3)
Transfers into Level 3 (5)	—	—		—	—	—
Transfers out of Level 3 (5)	(1)	—	—	(1)	140	—
Balance, December 31, 2021	$16	$1,848	$5,815	$1	$(8,525)	$(38)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (8)	$2	$(625)	$517	$—	$2,841	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (8)	$—	$—	$—	$—	$—	$—

Balance, January 1, 2020	$113	$2,139	$—	$—	$(8,502)	$(23)
Realized and unrealized gains (losses), included in Net income (loss) as:	—	—	—	—	—	—
Investment gains (losses), reported in net investment income	(8)	—	—	—	—	—
Net derivative gains (losses)	—	417	—	—	(2,253)	—
Total realized and unrealized gains (losses)	(8)	417	—	—	(2,253)	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases (2)	9	43	—	1	(451)	(4)
Sales (3)	(26)	(79)	—	—	75	—
Settlements (4)	—	—	—	—	—	1
Change in estimate	—	(32)	—	—	—	1
Activity related to consolidated VIEs/VOEs	(4)	—	—	—	—	(3)
Transfers into Level 3 (5)	—	—	—	—	—	—
Transfers out of Level 3 (5)	—	—	—	—	—	—
Balance, December 31, 2020	$84	$2,488	$—	$1	$(11,131)	$(28)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (8)	$(8)	$417	$74	$1	$(2,253)	$(7)

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Other Equity Investments (9)	GMIB Reinsurance Contract Asset	Amounts Due from Reinsurers	Separate Accounts Assets	GMxB Derivative Features Liability	Contingent Payment Arrangement
	(in millions)
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (8)	$—	$—	$—	$—	$—	$—

Balance, January 1, 2019	$93	$1,733	$—	$21	$(5,674)	$(7)
Total gains (losses), realized and unrealized, included in:
Realized and unrealized gains (losses), included in Net income (loss) as:	$—	$—	$—	$—	$—	$—
Investment gains (losses), net	23	—	—	—	—	—
Net derivative gains (losses)	—	433	—	—	(2,442)	—
Non-performance risk (1)	—	—	—	—	—	—
Total realized and unrealized gains (losses)	23	433	—	—	(2,442)	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases (2)	5	45	—	—	(427)	(17)
Sales (3)	(5)	(72)	—	(1)	41	—
Settlements (4)	—	—	—	(2)	—	1
Change in estimate	—	—	—	—	—	3
Activity related to consolidated VIEs/VOEs	(3)	—	—	—	—	(3)
Transfers into Level 3 (6)	—	—	—	—	—	—
Transfers out of Level 3 (6)	—	—	—	(18)	—	—
Balance, December 31, 2019	$113	$2,139	$—	$—	$(8,502)	$(23)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (8)	$23	$433	$—	$—	$(2,442)	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (8)	$—	$—	$—	$—	$—	$—
______________
(1)For the years ended December 31, 2021 and 2020, the Company’s non-performance risk impact of $213 million and $(764) million for the GMxB Derivative Features Liability, $(23) million and $7 million for the GMIB Reinsurance Contract Asset, and $(19) million and $0 million for the Amounts Due from Reinsurers, respectively, is recorded through Net derivative gains (losses).
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
(8)For instruments held as of December 31, 2021, December 31, 2020 and December 31, 2019, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(9)Other Equity Investments include other invested assets.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of December 31, 2021 and December 31, 2020, respectively.
Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2021

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$258	Matrix pricing model	Spread over Benchmark	20 bps - 270 bps	144 bps
	888	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples Loan to value	4.9x - 62.3x 6.2% - 21.5% 0.5x - 10.0x 3.1% - 63.4%	13.0x 9.1% 5.5x 30.8%
Trading Securities, at Fair Value	65	Discounted Cash Flow	Earnings multiple Discount factor Discount years	7.3x 10.00% 11
Other equity investments	4	Market comparable companies	Revenue multiple	7.8x - 10.3x	9.5x
GMIB reinsurance contract asset	1,848	Discounted cash flow	Lapse rates Withdrawal Rates GMIB Utilization Rates Non-performance risk Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.45%-20.86% 0.27%-8.66% 0.04%-60.44% 57 bps - 93 bps 11%-31% 0.01%-0.17% 0.06%-0.53% 0.31%-40.00%	2.65% 0.93% 5.27% 60 bps 24% 2.79% (same for all ages) (same for all ages)
Amount Due from Reinsurers	5,813	Discounted Cash Flow	Lapse rates Withdrawal Rates GMIB Utilization Rates Non-performance risk (bps) Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.45%-20.86% 0.27%-8.66% 0.04%-60.44% 37 bps 11%-31% 0.01%-0.17% 0.06%-0.53% 0.31%-40.00%	1.70% 1.18% 7.20% 37 bps 24% 2.17% (same for all ages) (same for all ages)
Liabilities:

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
AB Contingent Consideration Payable	38	Discounted cash flow	Expected revenue growth rates Discount rate	2.0% - 83.9% 1.9% - 10.4%	11.9% 7.0%
GMIBNLG	8,503	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality rates (1): Ages 0 - 40 Ages 41-60 Ages 61-115	111 bps 1.04%-23.57% 0.27%-8.66% 0.03%-100.00% 0.01%-0.19% 0.07%-0.57% 0.44%-43.60%	111 bps 3.55% 1.04% 5.24% 1.62% (same for all ages) (same for all ages)
GWBL/GMWB	99	Discounted cash flow	Lapse rates Withdrawal Rates Utilization Rates Volatility rates - Equity Non-performance risk(bps)	0.60%-20.86% 0.00%-8.00% 100% once starting 11%-31% 111 bps	2.65% 0.93% 24%
GIB	(75)	Discounted cash flow	Lapse rates Withdrawal Rates Utilization Rates Volatility rates - Equity Non-performance risk(bps)	0.60%-20.86% 0.13%-8.66% 0.04%-100.00% 11% - 31% 111 bps	2.65% 0.93% 5.27% 24%
GMAB	(3)	Discounted cash flow	Lapse rates Volatility rates - Equity Non-performance risk(bps)	0.60%-20.86% 11%-31% 111 bps	2.65% 24%
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Level 3 Financial Instruments for which Quantitative Inputs are Not Available
Certain Privately Placed Debt Securities with Limited Trading Activity
Excluded from the tables above as of December 31, 2021 and December 31, 2020, respectively, are approximately $635 million and $743 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above as of December 31, 2021 and December 31, 2020, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit risk transfer securities, and equipment financings. Included in the tables above as of December 31, 2021 and December 31, 2020, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
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
The significant unobservable inputs used in the fair value measurement of the Company’s GMIBNLG liability and GMIB NLG Reinsurance are lapse rates, withdrawal rates, GMIB utilization rates, adjustment for non-performance risk and NLG forfeiture rates. NLG forfeiture rates are caused by excess withdrawals above the annual GMIB accrual rate that cause the NLG to expire. Significant decreases in lapse rates, NLG forfeiture rates, adjustment for non-

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
performance risk and GMIB utilization rates would tend to increase the GMIBNLG liability and GMIB NLG Reinsurance, while decreases in withdrawal rates and volatility rates would tend to decrease the GMIBNLG liability and GMIB NLG Reinsurance.
The significant unobservable inputs used in the fair value measurement of the Company’s GMWB and GWBL liability are lapse rates and withdrawal rates. Significant increases in withdrawal rates or decreases in lapse rates in isolation would tend to increase these liabilities. Increases in volatility would increase these liabilities.
Carrying Value of Financial Instruments Not Otherwise Disclosed in Note 3 and Note 4 of the Notes to these Consolidated Financial Statements
The carrying values and fair values as of December 31, 2021 and December 31, 2020 for financial instruments not otherwise disclosed in Note 3 and Note 4 of the Notes to these Consolidated Financial Statements are presented in the table below.
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2021:
Mortgage loans on real estate	$14,033	$—	$—	$14,308	$14,308
Policy loans	$4,024	$—	$—	$5,050	$5,050
Policyholders’ liabilities: Investment contracts (3)	$2,035	$—	$—	$2,103	$2,103
FHLB funding agreements	$6,647	$—	$6,679	$—	$6,679
FABN funding agreements	$6,689	$—	$6,626	$—	$6,626
Short-term and long-term debt (2)	$3,839	$—	$4,544	$—	$4,544
Separate Accounts liabilities	$11,620	$—	$—	$11,620	$11,620

December 31, 2020:
Mortgage loans on real estate	$13,159	$—	$—	$13,491	$13,491
Policy loans (1)	$4,118	$—	$—	$5,352	$5,352
Policyholders’ liabilities: Investment contracts (1)	$2,198	$—	$—	$2,416	$2,416
FHLB funding agreements	$6,897	$—	$6,990	$—	$6,990
FABN funding agreements	$1,939	$—	$1,971	$—	$1,971
Short-term and long-term debt	$4,115	$—	$5,065	$—	$5,065
Separate Accounts liabilities	$10,081	$—	$—	$10,081	$10,081
_____________
(1)Excludes amounts reclassified as HFS.
(2)Excludes CLO short-term debt of $92 million which is inclusive as fair valued within Notes issued by consolidated VIE’s, at fair value using the fair value option.
(3) As of December 31, 2021, reflects transfer of certain policyholders account balances to future policyholder benefits and other policyholders liabilities related to structured settlement contracts.

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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
Otherwise Not Required to be Included in the Table Above
The Company’s investment in COLI policies are recorded at their cash surrender value and are therefore not required to be included in the table above. See Note 2 of the Notes to these Consolidated Financial Statements for further description of the Company’s accounting policy related to its investment in COLI policies.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Liabilities for Variable Annuity Contracts with GMDB and GMIB Features without NLG Rider Feature
The change in the liabilities for variable annuity contracts with GMDB and GMIB features and without a NLG feature are summarized in the tables below. The amounts for the direct contracts (before reinsurance ceded) and assumed contracts are reflected in the consolidated balance sheets in future policy benefits and other policyholders’ liabilities. The amounts for the ceded contracts are reflected in the consolidated balance sheets in amounts due from reinsurers. The amounts for the ceded GMIB that are reflected in the consolidated balance sheets in GMIB reinsurance contract asset are at fair value.
Change in Liability for Variable Annuity Contracts with GMDB and GMIB Features and No NLG Feature
Year Ended December 31, 2021, 2020 and 2019

	GMDB			GMIB
	Direct	Assumed	Ceded	Direct	Assumed	Ceded
	(in millions)
Balance, January 1, 2019	$4,662	$82	$(113)	$3,746	$184	$(1,733)
Paid guarantee benefits	(438)	(21)	14	(256)	7	72
Other changes in reserve	556	15	(5)	1,183	(4)	(478)
Balance, December 31, 2019	$4,780	$76	$(104)	$4,673	$187	$(2,139)
Paid guarantee benefits	(495)	(22)	15	(293)	15	79
Other changes in reserve	812	18	1	1,646	(6)	(428)
Balance, December 31, 2020	$5,097	$72	$(88)	$6,026	$196	$(2,488)
Paid guarantee benefits	(461)	(12)	113	(377)	(49)	58
Other changes in reserve	315	14	(65)	243	(7)	603
Impact of the Venerable Transaction (1) (2)	—	(74)	(2,176)	—	(140)	(2,141)
Balance, December 31, 2021	$4,951	$—	$(2,216)	$5,892	$—	$(3,968)
_____________
(1)Change in Assumed is driven by the sale of CSLRC to Venerable.
(2)Includes the impact as of June 1, 2021 on the ceded reserves to Venerable. See Note 1 of the Notes to these Consolidated Financial Statements for details of the Venerable Transaction.
Liabilities for Embedded and Freestanding Insurance Related Derivatives
The liability for the GMxB derivative features, the liability for SCS, SIO, MSO and IUL indexed features and the asset and liability for the GMIB reinsurance contracts and amounts due from reinsurers related to GMIB NLG product features (GMIB NLG Reinsurance) are considered embedded or freestanding insurance derivatives and are reported at fair value. For the fair value of the assets and liabilities associated with these embedded or freestanding insurance derivatives, see Note 8 of the Notes to these Consolidated Financial Statements.
Account Values and Net Amount at Risk
Account Values and NAR for direct variable annuity contracts in force with GMDB and GMIB features as of December 31, 2021 are presented in the following tables by guarantee type. For contracts with the GMDB feature, the NAR in the event of death is the amount by which the GMDB feature exceeds the related Account Values. For contracts with the GMIB feature, the NAR in the event of annuitization is the amount by which the present value of the GMIB benefits exceed the related Account Values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB features may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Direct Variable Annuity Contracts with GMDB and GMIB Features as of December 31, 2021

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rate)
Variable annuity contracts with GMDB features
Account Values invested in:
General Account	$16,188	$84	$51	$156	$16,479
Separate Accounts	59,819	9,860	3,412	34,486	107,577
Total Account Values	$76,007	$9,944	$3,463	$34,642	$124,056

NAR, gross	$90	$30	$1,333	$15,732	$17,185
NAR, net of amounts reinsured	$86	$26	$937	$7,948	$8,997

Average attained age of policyholders (in years)	51.5	69.0	75.5	71.1	55.6
Percentage of policyholders over age 70	11.7%	51.1%	72.6%	57.5%	20.7%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

Variable annuity contracts with GMIB features
Account Values invested in:
General Account	$—	$—	$16	$202	$218
Separate Accounts	—	—	26,443	36,833	63,276
Total Account Values	$—	$—	$26,459	$37,035	$63,494

NAR, gross	$—	$—	$632	$9,093	$9,725
NAR, net of amounts reinsured	$—	$—	$202	$3,708	$3,910

Average attained age of policyholders (in years)	N/A	N/A	65.0	70.8	68.6
Weighted average years remaining until annuitization	N/A	N/A	6.0	0.6	2.7
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

For more information about the reinsurance programs of the Company’s GMDB and GMIB exposure, see Note 11 of the Notes to these Consolidated Financial Statements.
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

Investment in Variable Insurance Trust Mutual Funds

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	December 31,
	2021		2020
	GMDB	GMIB	GMDB	GMIB
Mutual Fund Type	(in millions)
Equity	$52,771	$20,015	$46,850	$18,771
Fixed income	5,391	2,507	5,506	2,701
Balanced	48,390	40,491	47,053	39,439
Other	1,025	263	1,111	275
Total	$107,577	$63,276	$100,520	$61,186
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

	Direct Liability (1)
	Year Ended December 31,
	2021	2020	2019
	(in millions)
Beginning balance	$1,022	$898	$813
Paid guarantee benefits	(84)	(39)	(20)
Other changes in reserves	158	163	127
Transfer to liabilities held-for-sale	—	—	$(22)
Ending balance	$1,096	$1,022	$898
_____________
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
The Company’s operating leases may include options to extend or terminate the lease, which are not included in the determination of the RoU operating asset or lease liability unless they are reasonably certain to be exercised. The Company's operating leases have remaining lease terms of 1 year to 15 years, some of which include options to extend the leases. The Company typically does not include its renewal options in its lease terms for calculating its RoU operating lease asset and lease liability as the renewal options allow the Company to maintain operational flexibility and the Company is not reasonably certain it will exercise these renewal options until close to the initial end date of the lease. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
Balance Sheet Classification of Operating Lease Assets and Liabilities

		December 31,
	Balance Sheet Line Item	2021	2020
		(in millions)
Assets:
Operating lease assets	Other assets	$637	$691
Liabilities:
Operating lease liabilities	Other liabilities	$768	$855
The table below summarizes the components of lease costs for the years ended December 31, 2021, 2020 and 2019.
Lease Costs

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Operating lease cost	$173	$169	$186
Variable operating lease cost	49	49	50
Sublease income	(55)	(56)	(72)
Short-term lease expense	—	—	2
Net lease cost	$167	$162	$166

Maturities of lease liabilities as of December 31, 2021 are as follows:
Maturities of Lease Liabilities

December 31, 2021
(in millions)
Operating Leases:
2022	$197
2023	183
2024	131
2025	60
2026	54
Thereafter	211
Total lease payments	836
Less: Interest	(68)
Present value of lease liabilities	$768

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
During December 2020, Equitable Financial signed a 15-year lease which is expected to commence in 2023 once certain conditions of the lease are met, relating to approximately 130,000 square feet of space in New York City. In September 2021, Equitable Financial exercised its option to decrease the square footage under the lease by approximately 41,000 square feet, which reduced the square footage to approximately 89,000 square feet. Additionally, during December 2021, Equitable Financial amended its Syracuse office lease. The amendment included extending for an additional 5-year period, commencing January 1, 2024, approximately 143,000 square feet of space in Syracuse, NY.
The below table presents the Company’s weighted-average remaining operating lease term and weighted-average discount rate.
Weighted Averages - Remaining Operating Lease Term and Discount Rate

	December 31,
	2021	2020
Weighted-average remaining operating lease term	7 years	6 years
Weighted-average discount rate for operating leases	2.80%	3.07%

Supplemental cash flow information related to leases was as follows:
Lease Liabilities Information

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$209	$210	$222
Non-cash transactions:
Leased assets obtained in exchange for new operating lease liabilities	$109	$156	$50

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Direct premiums	$970	$929	$1,068
Reinsurance assumed	189	222	220
Reinsurance ceded	(199)	(154)	(141)
Premiums	$960	$997	$1,147

Direct charges and fee income	$4,250	$4,149	$4,197
Reinsurance ceded	(613)	(414)	(419)
Policy charges and fee income	$3,637	$3,735	$3,778

Direct policyholders’ benefits	$3,843	$5,826	$4,711
Reinsurance assumed	238	241	240
Reinsurance ceded	(863)	(741)	(566)
Policyholders’ benefits	$3,218	$5,326	$4,385

Direct interest credited to policyholders’ account balances	$1,271	$1,252	$1,322
Reinsurance ceded	(52)	(30)	(59)
Interest credited to policyholders’ account balances	$1,219	$1,222	$1,263
Ceded Reinsurance
The Company reinsures most of its new variable life, UL and term life policies on an excess of retention basis. The Company generally retains on a per life basis up to $25 million for single lives and $30 million for joint lives with the excess 100% reinsured. The Company also reinsures risk on certain substandard underwriting risks and in certain other cases.
On June 1, 2021, Holdings completed the sale of CSLRC to VIAC. Immediately following the closing of the Transaction, CSLRC and Equitable Financial entered into the Reinsurance Agreement, pursuant to which Equitable Financial ceded to CSLRC, on a combined coinsurance and modified coinsurance basis, legacy variable annuity policies sold by Equitable Financial between 2006-2008. See Note 1 of the Notes to these Consolidated Financial Statements for details of the Venerable Transaction.
As of December 31, 2021 and December 31, 2020, the Company had reinsured with non-affiliates in the aggregate approximately 47.6% and 2.6%, respectively, of its current exposure to the GMDB obligation on annuity contracts in-force and, subject to certain maximum amounts or caps in any one period, approximately 59.8% and 13.4% of its current liability exposure, respectively, resulting from the GMIB feature. For additional information, see Note 9 of the Notes to these Consolidated Financial Statements.
In addition to the above, the Company cedes substantially all of its group health business to a third-party insurer, cedes a portion of its extended term insurance and paid-up life insurance and substantially all of its individual disability income business through various coinsurance agreements.
Assumed Reinsurance
In addition to the sale of insurance products, the Company currently assumes risk from professional reinsurers. The Company also had a run-off portfolio of assumed reinsurance liabilities at CSLRC which was sold to Venerable in June

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
2021. The Company assumes accident, life, health, annuity (including products covering GMDB and GMIB benefits), aviation, special risk and space risks by participating in or reinsuring various reinsurance pools and arrangements.
The following table summarizes the ceded reinsurance GMIB reinsurance contracts, third-party recoverables, amount due to reinsurance and assumed reserves.

	December 31,
	2021	2020
	(in millions)
Ceded Reinsurance:
Estimated net fair values of ceded GMIB reinsurance contracts, considered derivatives (1)	$1,848	$2,488
Estimated net fair values of ceded GMIB NLG ceded reserves to Venerable (2)	5,813	—
Third-party reinsurance recoverables related to insurance contracts	14,679	4,566
Top reinsurers:
Venerable Insurance and Annuity Company (A- KBRA (IFRS) rating)	10,291	N/A
Zurich Life Insurance Company, Ltd. (AA- SAP rating)	1,318	1,421
Protective Life Insurance Company (AA- SAP rating)	1,153	1,184
RGA Reinsurance Company (AA- SAP rating))	1,138	1,143
Ceded group health reserves	40	48
Amount due to reinsurers	1,381	1,381
Top reinsurers:
RGA Reinsurance Company	1,212	1,135
Protective Life Insurance Company	111	116
Venerable Insurance and Annuity Company	27	N/A
Assumed Reinsurance:
Reinsurance assumed reserves	798	788
Estimated net fair values of assumed GMIB reserves (3)	—	195
______________
(1)The estimated fair values increased/(decreased) $(640) million, $349 million and $407 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)Reported in amounts due from reinsurers. See Note 1 of the Notes to these Consolidated Financial Statements for details of the Venerable transaction.
(3)Change in Reinsurance assumed reserves is driven by the sale of CSLRC to Venerable.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
12)    SHORT-TERM AND LONG-TERM DEBT
The following table sets forth the Company’s total consolidated borrowings. Short-term and long-term debt consists of the following:

	December 31,
	2021	2020
	(in millions)
Short-term debt:
CLO Warehousing Debt (1)	$92	$—
Total short-term debt	92	—

Long-term debt:
Senior Notes (5.0%, due 2048)	1,481	1,481
Senior Notes (4.35%, due 2028)	1,490	1,489
Senior Notes (3.9%, due 2023)	519	796
Senior Debentures, (7.0%, due 2028)	349	349
Total long-term debt	3,839	4,115
Total short-term and long-term debt	$3,931	$4,115

(1) CLO Warehousing Debt related to VIE consolidation of CLO investment.
As of December 31, 2021, the Company is in compliance with all debt covenants.
Short-term Debt
AB Commercial Paper
As of December 31, 2021 and December 31, 2020, AB had no commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings for the commercial paper outstanding in 2021 were $157 million with a weighted average interest rate of 0.2%. Average daily borrowings for the commercial paper in 2020 were $83 million with a weighted average interest rate of 0.4%.
AB Revolver Credit Facility
AB has a $200 million committed, unsecured senior revolving credit facility (the "AB Revolver") with a leading international bank, which matured on November 16, 2021. The Revolver is available for AB's and SCB LLC's business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC's operations. Both AB and SCB LLC were able to draw directly under the Revolver and management did so from time to time. AB agreed to guarantee the obligations of SCB LLC under the Revolver. The Revolver contains affirmative, negative and financial covenants that were identical to those of the Credit Facility. Borrowings under the Revolver bear interest at a rate per annum, which could be, at AB's option, a rate equal to an applicable margin, which was subject to adjustment based on the credit ratings of AB, plus one of the following indices: London Interbank Offered Rate; a floating base rate; or the Federal Funds rate. As of December 31, 2021 and December 31, 2020, AB had no amounts outstanding under the AB Revolver. Average daily borrowings for 2021 and 2020 were $13 million and $17 million, with weighted average interest rates of 1.1% and 1.6%, respectively.
Long-term Debt
Holdings Senior Notes and Senior Debentures
On April 20, 2018, Holdings issued $800 million aggregate principal amount of 3.9% Senior Notes due 2023, $1.5 billion aggregate principal amount of 4.35% Senior Notes due 2028 and $1.5 billion aggregate principal amount of 5.0% Senior Notes due 2048 (together, the “Notes”). These amounts are recorded net of original issue discount and issuance costs. As of December 31, 2021 and 2020, the 3.9% Senior Notes due 2023 and 4.35% Senior Notes due 2028 remain outstanding. During 2021 Holdings made a principal prepayment of $280 million on the 3.9% Senior Notes due 2023,

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
As of December 31, 2021 and 2020, Holdings had outstanding $349 million aggregate principal amount of 7.0% Senior Debentures due 2028 (the “Senior Debentures”). On October 1, 2018, AXA Financial merged with and into its direct parent, Holdings, with Holdings continuing as the surviving entity( the “AXA Financial Merger”). As a result of the AXA Financial merger, Holdings assumed AXA Financial’s obligations under the Senior Debentures.
The Notes and Senior Debentures contain customary affirmative and negative covenants, including a limitation on certain liens and a limit on the Company’s ability to consolidate, merge or sell or otherwise dispose of all or substantially all of its assets. The Notes and Senior Debentures also include customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding Notes and Senior Debentures may be accelerated. As of December 31, 2021, the Company was not in breach of any of the covenants.
Contingent Funding Arrangements
For information regarding activity pertaining to our contingent funding arrangements, see Note 17 of the Notes to these Consolidated Financial Statements.
Credit Facilities
Holdings Revolving Credit Facility
In February 2018, Holdings entered into a $2.5 billion five-year senior unsecured revolving credit facility with a syndicate of banks. In June 2021, Holdings entered into an amended and restated revolving credit agreement, which lowered the facility amount to $1.5 billion and extended the maturity date to June 24, 2026, among other changes. The revolving credit facility has a sub-limit of $1.5 billion for the issuance of letters of credit to support the life insurance business reinsured by EQ AZ Life Re. As of December 31, 2021, the Company had $0 million of undrawn letters of credit issued out of the $1.5 billion sub-limit for Equitable Financial as beneficiary.
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
AB Credit Facility
AB has a $800 million committed, unsecured senior revolving credit facility (the “AB Credit Facility”) with a group of commercial banks and other lenders which had an original maturity date of September 27, 2023. On October 13, 2021 AB amended and restated the existing Credit Facility agreement, extending the maturity date from September 27, 2023 to October 13, 2026. There were no other significant changes included in the amendment.

The credit facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $200 million. Any such increase is subject to the consent of the affected lenders. The AB Credit Facility is available for AB and SCB LLC for business purposes, including the support of AB’s commercial paper program. Both AB and SCB LLC can draw directly under the AB Credit Facility and AB management may draw on the AB Credit Facility from time to time. AB has agreed to guarantee the obligations of SCB LLC under the AB Credit Facility.
The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of December 31, 2021, AB was in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
As of December 31, 2021 and 2020, AB had no amounts outstanding under the AB Credit Facility. During the years ended the December 31, 2021 and 2020, AB and SCB LLC did not draw upon the AB Credit Facility.
On September 28, 2021, AB established a $100 million uncommitted line of credit with a financial institution. On October 11, 2021 AB established a $50 million uncommitted line of credit with a financial institution. Both uncommitted lines of credit are available for AB's and SCB LLC's business purposes. Both AB and SCB LLC can draw directly under these lines. AB has agreed to guarantee the obligations of SCB LLC under these lines of credit. As of December 31, 2021 , AB had no amounts outstanding under these lines of credit and not drawn upon them since their inception.
In addition, SCB LLC currently has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit borrowing up to an aggregate of approximately $165 million, with AB named as an additional borrower, while the other line has no stated limit. As of December 31, 2021 and 2020, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings of bank loans during 2021 and 2020 were $47 thousand and $1 million, respectively, with weighted average interest rates of approximately 0.9% and 1.6%, respectively.

13)    RELATED PARTY TRANSACTIONS
Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial or operating decisions.
Investment Management and Administrative Services Provided by EIM and EIMG to Related Trusts
EIMG and EIM provide investment management and administrative services to EQAT, EQ Premier VIP Trust, 1290 Funds and the Other AXA Trusts, all of which are considered related parties. Investment management and service fees earned are calculated as a percentage of assets under management and are recorded as revenue as the related services are performed.
Investment Management and Related Services Provided by AB to Related Mutual Funds
AB provides investment management and related services to mutual funds sponsored by AB. Revenues earned by AB from providing these services were as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Investment management and services fees	$1,645	$1,368	$1,276
Distribution revenues	637	516	441
Other revenues - shareholder servicing fees	86	79	75
Other revenues - other	8	8	7
Total	$2,376	$1,971	$1,799

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Revenues and Expenses Transactions with Equitable Affiliates
The table below summarizes the expenses reimbursed to/from the Company and the fees received/paid by the Company in connection with certain services described above for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Revenue received or accrued for:
Investment management and administrative services provided to EQAT, EQ Premier VIP Trust, 1290 Funds and Other AXA Trusts	$840	$724	$732
Total	$840	$724	$732

Expenses paid or accrued for:
Investment management services provided by AXA Strategic Ventures Corporation	$2	$2	$2
Total	$2	$2	$2

Contribution to the Equitable Foundation
The company made no funding contributions the years ended 2021 and 2020. For the year ended December 31, 2019, Equitable Financial made a funding contribution to the Equitable Foundation of $25 million. The Equitable Foundation is the philanthropic arm of Equitable Financial.
14)    EMPLOYEE BENEFIT PLANS
Pension Plans
Holdings and Equitable Financial Retirement Plans
Equitable Financial sponsors the Equitable 401(k) Plan, a qualified defined contribution plan for eligible employees and financial professionals. The plan provides for a company contribution, a company matching contribution, and a discretionary profit-sharing contribution. Expenses associated with this 401(k) Plan were $64 million, $49 million and $55 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Contributions and Funding Policy
The Company’s funding policy for its qualified pension plans is to satisfy its funding obligations each year in an amount not less than the minimum required by ERISA, as amended by the Pension Act, and not greater than the maximum the Company can deduct for federal income tax purposes. For 2021, no cash contributions were made by Holdings or Equitable Financial to their respective qualified pension plans. Based on the funded status of the plans as of December 31, 2020, AB contributed $4 million to the AB Plan during 2021. AB currently estimates that it will not contribute to the AB Plan during 2022. No minimum funding contributions under ERISA are required to be made to the Holdings and Equitable Financial plans, and management does not expect to make any discretionary contributions to those plans during 2022.
Net Periodic Pension Expense
Components of net periodic pension expense for the Company’s qualified and non-qualified plans were as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Service cost	$6	$6	$8
Interest cost	46	77	104
Expected return on assets	(154)	(147)	(152)
Actuarial (gain) loss	1	1	1
Net amortization	99	103	94
Impact of settlement	6	7	—
Net periodic pension expense	$4	$47	$55

Changes in PBO
Changes in the PBO of the Company’s qualified and non-qualified plans were comprised of:

	2021	2020
	(in millions)
Projected benefit obligation, beginning of year	$3,180	$3,056
Service cost	—	—
Interest cost	45	77
Actuarial (gains)/losses (1)	(95)	272
Benefits paid	(198)	(203)
Plan amendments and curtailments	—	—
Settlements	(32)	(22)
Projected benefit obligation, end of year	$2,900	3,180
______________
(1)Actuarial gains and losses are a product of changes in the discount rate as shown below.
The following table discloses the change in plan assets and the funded status of the Company’s qualified pension plans and non-qualified pension plans:

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	2021	2020
	(in millions)
Pension plan assets at fair value, beginning of year	$2,744	$2,552
Actual return on plan assets	259	373
Contributions	—	—
Benefits paid	(165)	(165)
Annuity purchases	(30)	(16)
Pension plan assets at fair value, end of year	2,808	2,744
PBO	2,900	3,180
Excess of PBO over pension plan assets, end of year	$92	$436

Accrued pension costs of $93 million and $436 million as of December 31, 2021 and 2020, respectively, were recognized in the accompanying consolidated balance sheets to reflect the unfunded status of these plans.

	December 31,
	2021	2020
	(in millions)
Projected benefit obligation	$2,900	$3,180
Accumulated benefit obligation	2,900	3,180
Fair value of plan assets	$2,808	$2,744

Unrecognized Net Actuarial (Gain) Loss
The following table discloses the amounts included in AOCI as of December 31, 2021 and 2020 that have not yet been recognized as components of net periodic pension cost.

	December 31,
	2021	2020
	(in millions)
Unrecognized net actuarial (gain) loss	$620	$895
Unrecognized prior service cost (credit)	(1)	(1)
Unrecognized net transition obligation (asset)	—	—
Total	$619	$894
Pension Plan Assets
The fair values of qualified pension plan assets are measured and ascribed to levels within the fair value hierarchy in a manner consistent with the fair values of the Company’s invested assets that are measured at fair value on a recurring basis. See Note 8 of the Notes to these Consolidated Financial Statements for a description of the fair value hierarchy.
The following table discloses the allocation of the fair value of total qualified pension plan assets as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Fixed maturities	47.2%	47.2%
Equity securities	29.7	32.1
Equity real estate	16.5	14.7
Cash and short-term investments	2.5	1.7
Other	4.1	4.3
Total	100.0%	100.0%

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Qualified pension plan assets are invested with the primary objective of return, giving consideration to prudent risk. Guidelines regarding the allocation of plan assets are established by the respective Investment Committees for the plans and are designed with a long-term investment horizon. As of December 31, 2021, the qualified pension plans continued their investment allocation strategy to target a [50%- 50%] mix of long-duration bonds and “return-seeking” assets, including public equities, real estate, hedge funds, and private equity.
The following tables disclose the fair values of qualified pension plan assets and their level of observability within the fair value hierarchy as of December 31, 2021 and 2020, respectively.

	Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2021:
Fixed Maturities:
Corporate	$—	$842	$—	$842
U.S. Treasury, government and agency	—	426	—	426
States and political subdivisions	—	16	—	16
Foreign governments	—	18	—	18
Commercial mortgage-backed	—	—	—	—
Common equity, REITs and preferred equity	576	108	—	684
Mutual funds	62	—	—	62
Collective Trust	—	99	—	99
Derivatives, net	—	—	—	—
Cash and cash equivalents	19	—	—	19
Short-term investments	—	46	—	46
Total Assets at Fair Value	657	1,555	—	2,212
Investments measured at NAV	—	—	—	593
Total Investments at Fair Value	$657	$1,555	$—	$2,805

December 31, 2020:
Fixed Maturities:
Corporate	—	$831	$—	$831
U.S. Treasury, government and agency	—	412	—	412
States and political subdivisions	—	16	—	16
Foreign governments	—	14	—	14
Commercial mortgage-backed	—	1	—	1
Common equity, REITs and preferred equity	622	113	—	735
Mutual funds	63	—	—	63
Collective Trust	—	98	—	98
Cash and cash equivalents	23	—	—	23
Short-term investments	—	21	—	21
Total Assets at Fair Value	708	1,506	—	2,214
Investments measured at NAV	—	—	—	536
Total Investments at Fair Value	$708	$1,506	$—	$2,750
The following table lists investments for which NAV is calculated; NAV is used as a practical expedient to determine the fair value of these investments as of December 31, 2021 and 2020.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Practical Expedient Disclosure as of December 31, 2021 and 2020

Investment	Fair Value	Redemption Frequency (If currently eligible)	Redemption Notice Period	Unfunded Commitments
	(in millions)
December 31, 2021:
Private Equity Fund	$72	N/A (1) (2)	N/A	$19
Private Real Estate Investment Trust	457	Quarterly	One Quarter	—
Hedge Fund	65	Calendar Quarters (3)	Previous Quarter End	$5
Total (4)	$594

December 31, 2020:
Private Equity Fund	$69	N/A (1)(2)	N/A	$21
Private Real Estate Investment Trust	397	Quarterly	One Quarter	—
Hedge Fund	69	Calendar Quarters (3)	Previous Quarter End	$4
Total (4)	$535
_______________
(1)Cannot sell or transfer ownership interest without prior written consent to transfer, and by meeting several criteria (e.g., does not adversely affect other investors).
(2)Cannot sell interest in the vehicle without prior written consent of the managing member.
(3)March, June, September and December.
(4)Includes equity method investments of $109 million and $110 million as of December 31, 2021 and 2020, respectively.
The table below presents a reconciliation for all Level 3 fair values of qualified pension plan assets as of December 31, 2021, 2020 and 2019, respectively:
Level 3 Instruments
Fair Value Measurements

	Private Real Estate Investment Trusts	Other Equity Investments	Fixed Maturities
	(in millions)
Balance, January 1, 2021	$—	$—	$—
Actual return on plan assets — Sales/Settlements	—	—	(1)
Balance, December 31, 2021	$—	$—	$(1)

Balance, January 1, 2020	$—	$—	$1
Actual return on plan assets — Sales/Settlements	—	—	(1)
Balance, December 31, 2021	$—	$—	$—

Balance, January 1, 2019	$—	$—	$2
Actual return on plan assets — Sales/Settlements	—	—	(1)
Balance, December 31, 2019	$—	$—	$1

As of December 31, 2021, assets classified as Level 1, Level 2 and Level 3 comprise approximately 23.4%, 55.4% and 0.0%, respectively, of qualified pension plan assets. As of December 31, 2020, assets classified as Level 1, Level 2 and Level 3 comprised approximately 25.7%, 54.8% and 0.0%, respectively, of qualified pension plan assets. There are no significant concentrations of credit risk arising within or across categories of qualified pension plan assets.
In addition to the plan assets above, the Company and certain subsidiaries purchased COLI policies on the lives of certain key employees. Under the terms of these polices the Company and these subsidiaries are named as beneficiaries. The purpose of the COLI policies is to provide the Company additional funds with which to satisfy various employee benefit obligations held by the Company, including those associated with its nonqualified defined benefit plans and post-retirement benefit plans. As of December 31, 2021 and 2020, the carrying value of COLI was $1.01 billion and $992 million, respectively.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
Mortality
In October 2016, the Society of Actuaries (“SOA”) released MP-2016, its second annual update to the “gold standard” mortality projection scale issued by the SOA in 2014, reflecting three additional years of historical U.S. population historical mortality data (2012 through 2014). Similar to its predecessor (MP-2015), MP-2016 indicated that, while mortality data continued to show longer lives, longevity was increasing at a slower rate and lagging behind that previously suggested both by MP-2015 and MP-2014. The Company considered this new data as well as observations made from current practice regarding how to best estimate improved trends in life expectancies and concluded to continue using the RP-2000 base mortality table projected on a full generational basis with Scale BB mortality improvements for purposes of measuring and reporting its consolidated defined benefit plan obligations as of December 31, 2021.
The following table discloses assumptions used to measure the Company’s pension benefit obligations and net periodic pension cost at and for the years ended December 31, 2021 and 2020.

	December 31,
	2021	2020
Discount rates:
Equitable Financial QP	2.55%	2.11%
Equitable Excess Retirement Plan	2.47%	1.99%
MONY Life Retirement Income Security Plan for Employees	2.78%	2.43%
AB Qualified Retirement Plan	2.55%	3.35%
Other defined benefit plans	2.05%-2.78%	1.46%-2.43%
Periodic cost	1.18%-2.78%	0.51%-2.43%
Cash balance interest crediting rate for pre-April 1, 2012 accruals	4.00%	4.00%
Cash balance interest crediting rate for post-April 1, 2012 accruals	0.50%	2.25%

Rates of compensation increase:
Benefit obligation	5.97%	5.99%
Periodic cost	6.33%	6.32%

Expected long-term rates of return on pension plan assets (periodic cost)	6.25%	6.25%

The expected long-term rate of return assumption on plan assets is based upon the target asset allocation of the plan portfolio and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class. Prior to 1987, participants’ benefits under the Equitable Financial QP were funded through the purchase of non-participating annuity contracts from Equitable Financial. Benefit payments under these contracts were approximately $4 million and $5 million for 2021 and 2020, respectively.
Post-Retirement Benefits
The Company eliminated any subsidy for post-retirement medical and dental coverage for individuals retiring on or after May 1, 2012. The Company continues to contribute to the cost of post-retirement medical and dental coverage for certain individuals who retired prior to May 1, 2012 based on years of service and age, subject to rights reserved in the

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
For 2021 and 2020, post-retirement benefits payments were $28 million and $24 million, respectively, net of employee contributions.
The Company uses a December 31 measurement date for its post-retirement plans.
Components of Net Post-Retirement Benefits Costs

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Service cost	$2	$2	$1
Interest cost	8	13	18
Net amortization	9	9	6
Net periodic post-retirement benefits costs	$19	$24	$25

Changes in the accumulated benefits obligation of the Company’s post-retirement plans recognized in the accompanying consolidated financial statements are described in the following table:
Accumulated Post-Retirement Benefits Obligation

	December 31,
	2021	2020
	(in millions)
Accumulated post-retirement benefits obligation, beginning of year	$516	$517
Service cost	2	2
Interest cost	8	13
Contributions and benefits paid	(28)	(24)
Plan amendments/curtailments	—	(30)
Actuarial (gains) losses	(32)	38
Accumulated post-retirement benefits obligation, end of year	$466	$516

The post-retirement medical plan obligations of the Company are offset by an anticipated subsidy from Medicare Part D, which is assumed to increase with the healthcare cost trend.
Assumed Healthcare Cost Trend Rates used to Measure the Expected Cost of Benefits

	December 31,
	2021	2020
Following year	5.1%	5.6%
Ultimate rate to which cost increase is assumed to decline	4.0%	4.0%
Year in which the ultimate trend rate is reached	2094	2095

The following table discloses the amounts included in AOCI as of December 31, 2021 and 2020 that have not yet been recognized as components of net periodic post-retirement benefits cost:

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	December 31,
	2021	2020
	(in millions)
Unrecognized net actuarial (gains) losses	$135	$186
Unrecognized prior service (credit)	(26)	(29)
Total	$109	$157

The assumed discount rates for measuring the post-retirement benefit obligations as of December 31, 2021 and 2020 were determined in substantially the same manner as described above for measuring the pension benefit obligations. The following table discloses the range of discrete single equivalent discount rates and related net periodic cost at and for the years ended December 31, 2021 and 2020.

	December 31,
	2021	2020
Discount rates:
Benefit obligation	2.43%-2.72%	1.97%-2.38%
Periodic cost	2.34%-2.52%	2.80%-3.16%

The Company provides post-employment medical and life insurance coverage for certain disabled former employees. The accrued liabilities for these post-employment benefits were $3 million and $3 million, respectively, as of December 31, 2021 and 2020. Components of net post-employment benefits costs follow:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Service cost	$1	$1	$1
Interest cost	—	—	—
Net amortization	—	(5)	—
Net (gain) loss	—	—	(1)
Net periodic post-employment benefits costs	$1	$(4)	$1

The following table provides an estimate of future benefits expected to be paid in each of the next five years, beginning January 1, 2022, and in the aggregate for the five years thereafter. These estimates are based on the same assumptions used to measure the respective benefit obligations as of December 31, 2021 and include benefits attributable to estimated future employee service.

		Postretirement Benefits
			Health
Calendar Year	Pension Benefits	Life Insurance	Gross Estimate Payment	Estimated Medicare Part D Subsidy	Net Estimate Payment
	(in millions)
2022	$211,168	$—	$—	$—	$—
2023	$250,713	$—	$—	$—	$—
2024	$200,447	$—	$—	$—	$—
2025	$196,067	$—	$—	$—	$—
2026	$186,582	$—	$—	$—	$—
Years 2027 — 2030	$2,453,131	$—	$—	$—	$—

Effective December 31, 2020, the current health plan coverages through the Equitable Retiree Group Health Plan were terminated. Medicare-eligible retirees and their Medicare-eligible dependents were given the opportunity to elect a Medicare

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
15)    SHARE-BASED COMPENSATION PROGRAMS
Compensation costs for 2021, 2020 and 2019 for share-based payment arrangements as further described herein are as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Performance Shares	$17	$11	$29
Stock Options	—	7	4
Restricted Stock Units	257	234	243
Total compensation expenses	$274	$252	$276
Income Tax Benefit	$58	52	62

Since 2018, Holdings has granted equity awards under the Equitable Holdings, Inc. 2018 Omnibus Incentive Plan and the Equitable Holdings, Inc. 2019 Omnibus Incentive Plan (together the “Omnibus Plans”) which were adopted by Holdings on April 25, 2018 and February 28, 2019 respectively. Awards under the Omnibus Plans are linked to Holdings’ common stock. As of December 31, 2021, the common stock reserved and available for issuance under the Omnibus Plans was 22 million shares. Holdings may issue new shares or use common stock held in treasury for awards linked to Holdings’ common stock.
Retirement and Protection
Equity awards for R&P employees, financial professionals and directors in 2021, 2020 and 2019 were granted under the Omnibus Plans with the exception of the Holdings restricted stock units (“Holdings RSUs”) granted to financial professionals in 2018. All grants discussed in this section will be settled in shares of Holdings’ common stock except for the RSUs granted to financial professionals in 2019 and 2018 which will be settled in cash.
For awards with graded vesting schedules and service-only vesting conditions, including Holdings RSUs and other forms of share-based payment awards, the Company applies a straight-line expense attribution policy for the recognition of compensation cost. Actual forfeitures with respect to the 2021, 2020, and 2019 grants were considered immaterial in the recognition of compensation cost.
Annual Awards
Each year, the Compensation Committee of the Holdings’ Board of Directors approves an equity-based award program with awards under the program granted at its regularly scheduled meeting in February. Annual awards under Holdings’ equity programs for 2021, 2020 and 2019 consisted of a mix of equity vehicles including Holdings RSUs, Holdings stock options and Holdings performance shares. If Holdings pays any ordinary dividend in cash, all outstanding Holdings RSUs and performance shares will accrue dividend equivalents in the form of additional Holdings RSUs or performance shares to be settled or forfeited consistent with the terms of the related award.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
One-Time Awards Granted in 2018
Transaction Incentive Awards
On May 9, 2018, coincident with the IPO, Holdings granted one-time “Transaction Incentive Awards” to executive officers and certain other R&P employees in the form of 722 thousand Holdings RSUs. Fifty percent of the Holdings RSUs vested based on service over the two-year period from the IPO date (the “Service Units”), and fifty percent vest based on service or market condition (the “Performance Units”). The market condition is based on share price growth of at least 130% or 150% within a two or five-year period, respectively. The market condition was achieved during 2021 and the RSUs fully vesting during this period.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
Under the AB 2017 Long Term Incentive Plan (“2017 Plan”), which was adopted at a special meeting of AB Holding Unit holders held on September 29, 2017, the following forms of awards may be granted to AB employees and Directors: (i) restricted AB Holding Units or phantom restricted AB Holding Units (a “phantom” award is a contractual right to receive AB Holding Units at a later date or upon a specified event); (ii) options to buy AB Holding Units; and (iii) other AB Holding Unit-based awards (including, without limitation, AB Holding Unit appreciation rights and performance awards). The 2017 Plan will expire on September 30, 2027, and no awards under the 2017 Plan will be made after that date. Under the 2017 Plan, the aggregate number of AB Holding Units with respect to which awards may be granted is 60 million, including no more than 30 million newly-issued AB Holding Units.
AB engages in open-market purchases of AB Holding Units to help fund anticipated obligations under its long-term incentive compensation plans and for other corporate purposes. During 2021, 2020, and 2019 AB purchased 5.6 million, 5.4 million, and 6.0 million AB Holding Units for $262 million, 149 million and 173 million, respectively. These amounts reflect open-market purchases of 2.6 million, 3.1 million and 2.9 million AB Holding Units for $117.9 million 74.0 million and 82.7 million, respectively, with the remainder relating to purchases of AB Holding Units from AB employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by AB Holding Units purchased by AB employees as part of a distribution reinvestment election.
During 2021, 2020, and 2019 AB granted 7.0 million, 5.7 million, and 7.7 million restricted AB Holding units to AB employees and directors, respectively.
During 2021, 2020, and 2019 AB Holding issued 100 thousand, 5 thousand, and 500 thousand AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $3 million, 147 thousand and 12 million, respectively, received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Holding Units.
As of December 31, 2021, no options to buy AB Holding Units had been granted and 28.1 million AB Holding Units, net of withholding tax requirements, were subject to other AB Holding Unit awards made under the 2017 Plan or an equity compensation plan with similar terms that was canceled in 2017. AB Holding Unit-based awards (including options) in respect of 31.9 million AB Holding Units were available for grant as of December 31, 2021.
Summary of Stock Option Activity
A summary of activity in the AXA and Holdings option plans during 2021 as follows:

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Options Outstanding
	EQH Shares		AB Holding Units		AXA Ordinary Shares
	Number Outstanding (in 000’s)	Weighted Average Exercise Price	Number Outstanding (In 000’s)	Weighted Average Exercise Price	Number Outstanding (in 000’s)	Weighted Average Exercise Price
Options outstanding at January 1, 2021	3,428	$21.14	148,985	$23.61	1,726	€ 21.01
Options granted	—	—	—	—	—	—
Options exercised	(1,204)	21.20	(143,211)	23.75	(743)	19.19
Options forfeited, net	(184)	21.91	—	—	(109)	22.34
Options expired	—	—	—	—	—	—
Options outstanding at December 31, 2021	2,040	$21.69	5,774	$20.12	874	€ 22.39
Aggregate intrinsic value (1)		$6,305		$165,829		(€ 2,370)
Weighted average remaining contractual term (in years)	7.71		0.33		4.69
Options exercisable at December 31, 2021	843	$21.58	5,774	$20.12	758	€ 22.38
Aggregate intrinsic value (1)		$2,700		$165,829		(€ 2,049)
Weighted average remaining contractual term (in years)	7.56		0.33		4.48
_______________
(1) Aggregate intrinsic value, presented in thousands, is calculated as the excess of the closing market price on December 31, 2021 of the respective underlying shares over the strike prices of the option awards. For awards with strike prices higher than market prices, intrinsic value is shown as zero.

A summary of stock option grant assumptions activity in the AXA and the Company option plans during 2021, 2020, and 2019 follows:

	EQH Shares (1)
	2021 (2)	2020	2019
Dividend yield	—%	2.59%	2.77%
Expected volatility	—%	26.00%	25.70%
Risk-free interest rates	—%	1.19%	2.49%
Expected life in years	—	6.0	5.9
Weighted average fair value per option at grant date	$—	$4.37	$3.82
_______________
(1) The expected volatility is based on historical selected peer data, the weighted average expected term is determined by using the simplified method due to lack of sufficient historical data, the expected dividend yield based on Holdings’ expected annualized dividend, and the risk-free interest rate is based on the U.S. Treasury bond yield for the appropriate expected term.
(2) No stock options granted during 2021.

As of December 31, 2021, approximately $74 thousand of unrecognized compensation cost related to AXA unvested stock option awards is expected to be recognized by the Company over a weighted-average period of 0.2 years. Approximately $1 million of unrecognized compensation cost related to Holdings unvested stock option awards is expected to be recognized by the Company over a weighted average period of 1.06 years.
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
As of December 31, 2021, approximately $3 million Holdings RSUs and AXA ordinary share unit awards remain unvested. Unrecognized compensation cost related to these awards totaled approximately $41 million and is expected to be recognized over a weighted-average period of 1.9 years.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
As of December 31, 2021, approximately $18 million AB Holding Unit awards remain unvested. Unrecognized compensation cost related to these awards totaled approximately $137 million is expected to be recognized over a weighted-average period of 6.2 years
The following table summarizes Holdings restricted share units and AXA ordinary share unit activity for 2021.

	Shares of Holdings Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of January 1, 2021	3,666,611	$21.15
Granted	1,630,277	$28.01
Forfeited	(194,262)	$24.43
Vested	(1,873,893)	$20.81
Unvested as of December 31, 2021	3,228,733	$24.61
Summary of Performance Award Activity
As of December 31, 2021, approximately 2 million Holdings and AXA performance awards remain unvested. Unrecognized compensation cost related to these awards totaled approximately $19 million and is expected to be recognized over a weighted-average period of 1.5 years.
The following table summarizes Holdings and AXA performance awards activity for 2021.

	Shares of Holdings Performance Awards	Weighted-Average Grant Date Fair Value	Shares of AXA Performance Awards	Weighted-Average Grant Date Fair Value
Unvested as of January 1, 2021	676,688	$22.14	2,806,126	$21.86
Granted	1,153,932	$29.91	—	$—
Forfeited	(200,814)	$28.28	(7,939)	$27.18
Vested	(168,132)	$23.17	(1,410,020)	$23.94
Other (1)	—	$—	(1,325,420)	$19.64
Unvested as of December 31, 2021	1,461,674	$28.58	62,747	$21.28
_______________
(1) One time true-up of AXA Performance Awards related to the transition to third party administrator.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
16)    INCOME TAXES
Income from operations before income taxes included income (loss) from domestic operations of $(392) million, $(1.3) billion and $(2.2) billion for the years ended December 31, 2021, 2020 and 2019, and income from foreign operations of $223 million, $169 million and $131 million for the years ended December 31, 2021, 2020 and 2019. Approximately $59 million, $45 million and $34 million of the Company’s income tax expense is attributed to foreign jurisdictions for the years ended December 31, 2021, 2020 and 2019.
A summary of the income tax (expense) benefit in the consolidated statements of income (loss) follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Income tax (expense) benefit:
Current (expense) benefit	$(129)	$(5)	$(71)
Deferred (expense) benefit	274	749	664
Total	$145	$744	$593

The Federal income taxes attributable to consolidated operations are different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 21%. The sources of the difference and their tax effects are as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Expected income tax (expense) benefit	$36	$229	$433
Noncontrolling interest	69	50	51
Non-taxable investment income	80	92	74
Tax audit interest	(14)	(8)	(24)
State income taxes	(47)	(38)	(21)
Tax settlements/uncertain tax position release	—	398	63
Tax credits	28	21	—
Other	(7)	—	17
Income tax (expense) benefit	$145	$744	$593

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
The components of the net deferred income taxes are as follows:

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	December 31,
	2021		2020
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Compensation and related benefits	$273	$—	$297	$—
Net operating loss and credits	699	—	88	—
Reserves and reinsurance	2,281	—	1,528	—
DAC	—	874	—	638
Unrealized investment gains/losses	—	965	—	1,790
Investments	—	794	461	—
Other	—	76	—	170
Total	$3,253	$2,709	$2,374	$2,598

The Company has Federal net operating loss carryforwards of $2.7 billion and $13 million, for the years ending December 31, 2021 and 2020, respectively, which do not expire.

The Company provides income taxes on the unremitted earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are indefinitely reinvested outside the United States. As of December 31, 2021, $30 million of undistributed earnings of non-U.S. corporate subsidiaries were permanently invested outside the United States. At existing applicable income tax rates, additional taxes of approximately $8 million would need to be provided if such earnings are remitted.
A reconciliation of unrecognized tax benefits (excluding interest and penalties) follows:

	2021	2020	2019
	(in millions)
Balance at January 1,	$316	$501	$539
Additions for tax positions of prior years	11	241	25
Reductions for tax positions of prior years	(4)	(382)	(63)
Additions for tax positions of current year	—	—	—
Settlements with tax authorities	—	(44)	—
Balance at December 31,	$323	$316	$501

Unrecognized tax benefits that, if recognized, would impact the effective rate	$67	$77	$369

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. Interest and penalties included in the amounts of unrecognized tax benefits as of December 31, 2021 and 2020 were $50 million and $36 million, respectively. For 2021, 2020 and 2019, respectively, there were $14 million, $(60) million and $21 million in interest expense (benefit) related to unrecognized tax benefits.
It is reasonably possible that the total amount of unrecognized tax benefits will change within the next 12 months due to the conclusion of IRS proceedings and the addition of new issues for open tax years. The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.
As of December 31, 2021, tax years 2014 and subsequent remain subject to examination by the IRS.

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
For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of December 31, 2021, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $250 million.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Plaintiff filed a notice of appeal and in February 2021, the appellate court reversed the entry of judgement and remanded the case to Connecticut Superior Court. We are vigorously defending this matter.
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
As with other financial services companies, the Company periodically receives informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the Company or the financial services industry. It is the practice of the Company to cooperate fully in these matters. For example, among other matters, the Company has been cooperating with the U.S. Securities and Exchange Commission (the “SEC”) concerning the SEC’s investigation into the Company’s non-ERISA K-12 403(b) and 457 sales and disclosure practices.The Company has reached an agreement in principle, subject to agreement on documentation and approval by the SEC, to resolve that investigation, including the allegation that daily separate account and portfolio operating expenses disclosed in customer prospectuses and incorporated in the calculation of net investment portfolio results in quarterly account statements were not properly presented or referenced in those account statements. If approved, under the settlement, the Company would neither admit nor deny the allegations, prospectively modify the relevant account statements and cross-reference the relevant prospectus disclosures, and pay a civil monetary penalty of $50 million, to be distributed to plan participants. The Company has fully accrued for the cost of the settlement.
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
The P-Caps are an off-balance sheet contingent funding arrangement that, upon Holdings’ election, gives Holdings the right over a ten-year period (in the case of the 2029 Trust) or over a thirty-year period (in the case of the 2049 Trust) to issue senior notes to these Trusts. The Trusts each invested the proceeds from the sale of their P-Caps in separate portfolios of principal and/or interest strips of U.S. Treasury securities. In return, Holdings will pay a semi-annual facility fee to the 2029 Trust and 2049 Trust calculated at a rate of 2.125% and 2.715% per annum, respectively, which will be applied to the unexercised portion of the contingent funding arrangement and Holdings will reimburse the

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Trusts for certain expenses. The facility fees are recorded in Other operating costs and expenses in the Consolidated Statements of Income (Loss).
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
Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. Equitable Financial has purchased FHLB stock of $311 million and pledged collateral with a carrying value of $12.5 billion as of December 31, 2021.
Funding agreements are reported in policyholders’ account balances in the consolidated balance sheets. For other instruments used for asset/liability and cash management purposes, see “Derivative and offsetting assets and liabilities” included in Note 4 of the Notes to these Consolidated Financial Statements. The table below summarizes the Company’s activity of funding agreements with the FHLB.
Change in FHLB Funding Agreements during the Year Ended December 31, 2021

	Outstanding Balance at December 31, 2020	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at December 31, 2021
	(in millions)
Short-term funding agreements:
Due in one year or less	$5,634	$59,846	$60,504	$377	$—	$5,353
Long-term funding agreements:
Due in years two through five	722	411	—	(377)	534	1,290
Due in more than five years	534	—	—	—	(534)	—
Total long-term funding agreements	1,256	411	—	(377)	—	1,290
Total funding agreements (1)	$6,890	$60,257	$60,504	$—	$—	$6,643
_____________
(1)The $4 million and $7 million difference between the funding agreements carrying value shown in fair value table for December 31, 2021 and December 31, 2020, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.
Funding Agreement-Backed Notes Program
Under the FABN program, Equitable Financial may issue funding agreements in U.S. dollar or other foreign currencies to a Delaware special purpose statutory trust (the “Trust”) in exchange for the proceeds from issuances of fixed and floating rate medium-term marketable notes issued by the Trust from time to time (the “Trust Notes”). The funding agreements have matching interest, maturity and currency payment terms to the applicable Trust notes. The Company hedges the foreign currency exposure of foreign currency denominated funding agreements using cross currency swaps as discussed in Note 4 of the Notes to these Consolidated Financial Statements. As of May 2021, the maximum aggregate principal amount of Trust notes permitted to be outstanding at any one time is $10 billion. Funding agreements issued to the Trust, including any foreign currency transaction adjustments, are reported in policyholders’ account balances in the consolidated balance sheets. Foreign currency transaction adjustments to policyholder’s account balances are recognized in net income (loss) as an adjustment to interest credited to policyholders’ account balances and are offset in interest credited to policyholders’ account balances by a release of AOCI from deferred changes in fair value of designated and qualifying cross currency swap cash flow hedges. The table below summarizes the Equitable Financial’s activity of funding agreements under the FABN.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Change in FABN Funding Agreements during the Year Ended December 31, 2021

	Outstanding Balance at December 31, 2020	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Foreign Currency Transaction Adjustment	Outstanding Balance at December 31, 2021
	(in millions)
Short-term funding agreements:
Due in one year or less	$—	$—	$—	$—	$—	$—	$—
Long-term funding agreements:
Due in years two through five	1,150	3,450	—	—	—	—	4,600
Due in more than five years	800	1,359	—	—	—	(40)	2,119
Total long-term funding agreements	1,950	4,809	—	—	—	(40)	6,719
Total funding agreements (1)	$1,950	$4,809	$—	$—	$—	$(40)	$6,719
_____________
(1)The $70 million and $11 million difference between the funding agreements notional value shown and carrying value table as of December 31, 2021 and December 31, 2020, respectively, reflects the remaining amortization of the issuance cost of the funding agreements and the foreign currency transaction adjustment.
Credit Facilities
For information regarding activity pertaining to our credit facilities arrangements, see “Note 12 of the Notes to these Consolidated Financial Statements.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of December 31, 2021, these arrangements include commitments by the Company to provide equity financing of $1.3 billion to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.
The Company had $17 million of undrawn letters of credit related to reinsurance as of December 31, 2021. The Company had $863 million of commitments under existing mortgage loan agreements as of December 31, 2021.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	2021	2020	2019
	(in millions)
Years Ended December 31,
Combined statutory net income (loss) (1) (2)	$(936)	$396	$3,821

As of December 31,
Combined surplus, capital stock and AVR	$6,864	$7,475
Combined securities on deposits n accordance with various government and state regulations	$65	$75
_____________
(1) For 2021, excludes CS Life which was sold June 1, 2021.
(2) For 2020, excludes USFL which was sold April 1, 2020.

Equitable Financial did not pay ordinary dividends during 2021 due to operating losses. In 2020 and 2019, Equitable Financial paid to its direct parent, which subsequently distributed such amount to Holdings, an ordinary shareholder dividend of $2.1 billion and $1.0 billion, respectively.
Dividend Restrictions
As domestic insurance subsidiaries regulated by insurance laws of their respective domiciliary states, Equitable Financial and Equitable America are subject to restrictions as to the amounts they may pay as dividends and amounts they may repay of surplus notes to Holdings.
State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. Under the New York insurance laws, which are applicable to Equitable Financial, a domestic stock life insurer may not, without prior approval of the NYDFS, pay an ordinary dividend to its stockholders exceeding an amount calculated based on a statutory formula (“Ordinary Dividend”). Dividends in excess of this amount require the insurer to file a notice of its intent to declare the dividends with the NYDFS and obtain prior approval or non-disapproval from the NYDFS with respect to such dividends (“Extraordinary Dividend”). Due to a permitted statutory accounting practice agreed to with the NYDFS, Equitable Financial will need the prior approval of the NYDFS to pay the portion, if any, of any Ordinary Dividend that exceeds the Ordinary Dividend that Equitable Financial would be permitted to pay under New York insurance law absent the application of such permitted practice (such excess, the “Permitted Practice Ordinary Dividend”).
Applying the formulas above, Equitable Financial could pay an Ordinary Dividend of up to approximately $865 million in 2022.
Intercompany Reinsurance
Equitable Financial and Equitable America receive statutory reserve credits for reinsurance treaties with EQ AZ Life Re to the extent EQ AZ Life Re holds assets in an irrevocable trust (the “EQ AZ Life Re Trust”). As of December 31, 2021, EQ AZ Life Re holds $12.4 billion of assets in the EQ AZ Life Re Trust and letters of credit of $1.9 billion that are guaranteed by Holdings. Under the reinsurance transactions, EQ AZ Life Re is permitted to transfer assets from the EQ AZ Life Re Trust under certain circumstances. The level of statutory reserves held by EQ AZ Life Re fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or additional letters of credit be secured, which could adversely impact EQ AZ Life Re’s liquidity.
Prescribed and Permitted Accounting Practices
Equitable Financial was granted a permitted practice by the NYDFS to apply SSAP 108, Derivatives Hedging Variable Annuity Guarantees on a retroactive basis from January 1, 2021 through June 30, 2021, after reflecting the impacts of our reinsurance transaction with Venerable. The permitted practice was amended to also permit Equitable Financial to adopt SSAP 108 prospectively as of July 1, 2021. Application of the permitted practice partially mitigates the Regulation 213 impact of the Venerable Transaction on Equitable Financial’s statutory capital and surplus. The impact of the application of this permitted practice was an increase of approximately $1.4 billion in statutory special surplus

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
funds and an increase of $1.4 billion in statutory net income as of December 31, 2021 and for the year then ended, which will be amortized over 5 years for each of the retrospective and prospective components. The permitted practice also resets Equitable Financial’s unassigned surplus to zero as of June 30, 2021 to reflect the transformative nature of the Venerable Transaction.
Equitable Financial and Equitable America cede a portion of their statutory reserves to EQ AZ Life Re, a captive reinsurer, as part of the Company’s capital management strategy. EQ AZ Life Re prepares financial statements in a special purpose framework for statutory reporting.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
Revenues derived from any customer did not exceed 10% of revenues for the years ended December 31, 2021, 2020 and 2019.
The table below presents operating earnings (loss) by segment and Corporate and Other and a reconciliation to net income (loss) attributable to Holdings for the years ended December 31, 2021, 2020 and 2019, respectively:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Net income (loss) attributable to Holdings	$(439)	$(648)	$(1,764)
Adjustments related to:
Variable annuity product features (1)	4,145	3,912	4,863
Investment (gains) losses	(867)	(744)	(73)
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	120	109	99
Other adjustments (2) (3) (4) (5)	717	952	395
Income tax expense (benefit) related to above adjustments (6)	(864)	(888)	(1,097)
Non-recurring tax items (7)	13	(391)	(66)
Non-GAAP Operating Earnings	$2,825	$2,302	$2,357

Operating earnings (loss) by segment:
Individual Retirement	$1,444	$1,536	$1,598
Group Retirement	$631	$491	$390
Investment Management and Research	$564	$432	$381
Protection Solutions	$317	$146	$336
Corporate and Other (8)	$(131)	$(303)	$(348)
______________
(1)Includes COVID-19 impact on variable annuity product features due to a first quarter 2020 assumption update of $1.5 billion and other COVID-19 related impacts of $35 million for the year ended December 31, 2020.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(2)Includes COVID-19 impact on other adjustments due to a first quarter 2020 assumption update of $1.0 billion and other COVID-19 related impacts of $86 million for the year ended December 31, 2020.
(3)Include separation costs of $82 million, $108 million and $222 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(4)Includes certain legal accruals related to the COI litigation of $207 million for the year ended December 31, 2021. No adjustments were made to prior period operating earnings as the impact was immaterial.
(5)Includes Non-GMxB related derivative hedge gains and losses of $65 million, $(404) million and $36 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(6)Includes income taxes of $(554) million for the above COVID-19 items for the year ended December 31, 2020.
(7)Prior year includes a reduction in the reserve for uncertain tax positions resulting from the completion of an IRS examination in the year ended December 31, 2020.
(8)Includes interest expense and financing fees of $241 million $218 million and $228 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
The table below presents segment revenues for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Segment revenues:
Individual Retirement (1)	$3,785	$4,311	$4,325
Group Retirement (1)	1,372	1,148	1,077
Investment Management and Research (2)	4,430	3,703	3,479
Protection Solutions (1)	3,358	3,144	3,366
Corporate and Other (1)	1,563	1,207	1,228
Adjustments related to:
Variable annuity product features	(4,268)	(2,284)	(3,935)
Investment gains (losses), net	867	744	73
Other adjustments to segment revenues (3)	(71)	442	6
Total revenues	$11,036	$12,415	$9,619
______________
(1)Includes investment expenses charged by AB of $128 million, $71 million and $76 million for the years ended December 31, 2021, 2020 and 2019, respectively, for services provided to the Company.
(2)Inter-segment investment management and other fees of $126 million, $113 million and $104 million for the years ended December 31, 2021, 2020 and 2019, respectively, are included in segment revenues of the Investment Management and Research segment.
(3)Includes COVID-19 impact on other adjustments due to an assumption update of $46 million and other COVID-19 related impacts of $(30) million for the year ended December 31, 2020.
The table below presents total assets by segment as of December 31, 2021 and 2020:

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	December 31,
	2021	2020
	(in millions)
Total assets by segment:
Individual Retirement (1)	$143,663	$135,764
Group Retirement	55,368	51,466
Investment Management and Research	11,602	11,179
Protection Solutions	50,686	48,568
Corporate and Other	30,943	28,420
Total assets	$292,262	$275,397
______________
(1) Increase in Individual Retirement as of December 31, 2021 is primarily due to Amounts due from Reinsurers related to ceded reserves on the Venerable Transaction (see Note 1 of the Notes to these Consolidated Financial Statements).
20)    EQUITY
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows:

	December 31, 2021			December 31, 2020
Series	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
Series A	32,000	32,000	32,000	32,000	32,000	32,000
Series B	20,000	20,000	20,000	20,000	20,000	20,000
Series C	12,000	12,000	12,000	—	—	—
Total	64,000	64,000	64,000	52,000	52,000	52,000

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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
Dividends to Shareholders
Dividends declared per share were as follows for the periods indicated:

	Year ended December 31,
	2021	2020	2019
Series A dividends declared	$1,313	$1,378	$—
Series B dividends declared	$1,238	$426	$—
Series C dividends declared	$1,006	$—	$—
Common Stock
Dividends declared per share of common stock were as follows for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Dividends declared	$0.71	$0.66	$0.58

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
On November 6, 2019, Holdings’ Board of Directors authorized a $400 million share repurchase program with an expiration date of December 31, 2020. On February 26, 2020, Holdings’ Board of Directors authorized an increase of $600 million to the capacity of this program as well as the extension of the term of the program until March 31, 2021. This program was exhausted in January 2021. On October 23, 2020, Holdings’ Board of Directors authorized an incremental $500 million of share repurchase in 2021, subject to the close of the Venerable Transaction. In addition, on February 17, 2021 Holdings announced that its Board of Directors had authorized a $1.0 billion share repurchase program. Under this program, Holdings may, from time to time, purchase up to $1.0 billion of its common stock but it is not obligated to purchase any particular number of shares. Repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through prearranged trading plans complying with Rule 10b5-1(c) under the Exchange Act. As of December 31, 2021, Holdings had authorized capacity of

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
approximately $5 million remaining in its share repurchase program, which is inclusive of the $500 million related to the Venerable Transaction.
For the years ended December 31, 2021 , 2020 and 2019, the Company repurchased approximately 51.9 million, 23.7 million and 65.6 million shares of its common stock at a total cost of approximately $1.6 billion, $430 million and $1.3 billion, respectively through open market repurchases, ASRs and privately negotiated transactions. The repurchased common stock was recorded as treasury stock in the consolidated balance sheets. For the years ended December 31, 2021 , 2020 and 2019, the Company reissued approximately 2.3 million, 743 thousand and 387 thousand shares of its treasury stock, respectively. For the year ended December 31, 2021 , 2020 and 2019, the Company retired approximately 32.0 million, 0 shares and 8.1 million shares of its treasury stock, respectively.
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
On June 30, 2021, Holdings established an obligation to enter into an ASR with a third-party financial institution to repurchase an aggregate of $300 million of Holdings’ common stock. Pursuant to the ASR, on July 2, 2021, Holdings made a prepayment of $300 million to receive initial delivery of shares. The ASR terminated during the third quarter of 2021 and a total of 9.9 million shares were received. Shares repurchased under the ASR were retired upon receipt resulting in a reduction of Holdings’ total issued shares as of September 30, 2021.
In September 2021, Holdings entered into an ASR contract with a third-party financial institution to repurchase an aggregate of $200 million of Holdings’ common stock. Pursuant to the ASR, Holdings made a prepayment of $200 million and received initial delivery of 5.6 million shares. The ASR terminated during November 2021, at which time additional shares of 0.6 million were received.
On December 22, 2021, Holdings entered into an ASR contract with a third-party financial institution to repurchase an aggregate of $140 million of Holdings’ common stock. Pursuant to the ASR, Holdings made a prepayment of $140 million and received initial delivery of 3.4 million shares. The ASR terminated during January 2022, at which time additional shares of 0.7 million were received. Shares repurchased under the ASR were retired upon receipt resulting in a reduction of Holdings’ total issued shares as of December 31, 2021.
Accumulated Other Comprehensive Income (Loss)
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances as of December 31, 2021, and 2020 follow:

	December 31,
	2021	2020
	(in millions)
Unrealized gains (losses) on investments	$2,684	$4,797
Defined benefit pension plans	(669)	(935)
Foreign currency translation adjustments	(45)	(34)
Total accumulated other comprehensive income (loss)	1,970	3,828
Less: Accumulated other comprehensive income (loss) attributable to noncontrolling interest	(34)	(35)
Accumulated other comprehensive income (loss) attributable to Holdings	$2,004	$3,863

The components of OCI, net of taxes for the years ended December 31, 2021, 2020 and 2019 follow:

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$(2,467)	$4,887	$3,301
(Gains) losses reclassified into net income (loss) during the period (1)	(698)	(653)	(161)
Net unrealized gains (losses) on investments	(3,165)	4,234	3,140
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	1,052	(1,278)	(882)
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $(562), $786, and $595)	(2,113)	2,956	2,258
Change in defined benefit plans:
Reclassification to Net income (loss) of amortization of net prior service credit included in net periodic cost (2)	266	48	(15)
Change in defined benefit plans (net of deferred income tax expense (benefit) of $68, $14, and $10)	266	48	(15)
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period	(11)	22	5
(Gains) losses reclassified into net income (loss) during the period	—	—	—
Foreign currency translation adjustment	(11)	22	5
Total other comprehensive income (loss), net of income taxes	(1,858)	3,026	2,248
Less: Other comprehensive income (loss) attributable to noncontrolling interest	1	7	(4)
Other comprehensive income (loss) attributable to Holdings	$(1,859)	$3,019	$2,252
______________
(1)See “reclassification adjustments” in Note 3 of the Notes to these Consolidated Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of $186 million, $(174) million, and $(43) million for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)These AOCI components are included in the computation of net periodic costs (see Note 14 of the Notes to these Consolidated Financial Statement).

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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
21)    EARNINGS PER COMMON SHARE
The following table presents a reconciliation of net income (loss) and weighted-average common shares used in calculating basic and diluted EPS for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Weighted-average common shares outstanding:
Weighted-average common shares outstanding — basic	417.4	450.4	493.6
Effect of dilutive securities:
Employee share awards (1)	—	—	—
Weighted-average common shares outstanding — diluted (2)	417.4	450.4	493.6

Net income (loss):
Net income (loss)	$(24)	$(349)	$(1,467)
Less: Net income (loss) attributable to the noncontrolling interest	415	299	297
Net income (loss) attributable to Holdings	(439)	(648)	(1,764)
Less: Preferred stock dividends	79	53	—
Net income (loss) available to Holdings’ common shareholders	$(518)	$(701)	$(1,764)

EPS:
Basic	$(1.24)	$(1.56)	$(3.57)
Diluted	$(1.24)	$(1.56)	$(3.57)
_____________
(1)Calculated using the treasury stock method.
(2)Due to net loss for the years ended December 31, 2021, 2020 and 2019, approximately 3.8 million, 1.7 million and 0.8 million shares were excluded from the diluted EPS calculation.

For the years ended December 31, 2021, 2020 and 2019 , 8.2 million, 10.0 million, and 6.2 million of outstanding stock awards, respectively, were not included in the computation of diluted EPS because their effect was anti-dilutive.

22)    REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests are presented in the table that follows:

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Balance, beginning of period	$143	$365	$187
Net earnings (loss) attributable to redeemable noncontrolling interests	5	(3)	34
Purchase/change of redeemable noncontrolling interests	320	(219)	144
Balance, end of period	$468	$143	$365

23)     HELD-FOR-SALE:
Assets and liabilities related to the business classified as HFS are separately reported in the Consolidated Balance Sheets beginning in the period in which the business is classified as HFS.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Corporate Solutions Life Reinsurance Company
On October 27, 2020, Holdings entered into a Master Transaction Agreement with VIAC. See Note 1 of the Notes to these Consolidated Financial Statements for further information. As a result of the agreement, an estimated impairment loss of $15 million, net of income tax, was recorded for the year ended December 31, 2020 and is included in investment gains (losses), net in the consolidated statements of income (loss). The transaction closed on June 1, 2021 with a gain on sale, net of income tax, of less than $1 million. Accordingly, the Company recovered the impairment previously recorded, thus reflecting a gain of $15 million for the year ended December 31, 2021.
As of December 31, 2020, assets of CS Life and CS Life Re to be sold, net of the estimated impairment loss accrual, was $470 million which is reported in assets HFS and total liabilities of $322 million was reported in liabilities HFS. The assets and liabilities HFS are reported in the Corporate and Other segment. On June 1, 2021, Holdings completed the sale of CS Life and CS Life Re. Refer to Note 1 of the Notes to these Consolidated Financial Statement further details.
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

24)     SUBSEQUENT EVENTS
Share Repurchase Program
On February 9, 2022, the Company’s Board of Directors authorized a new $1.2 billion share repurchase program. Under this program, the Company may, from time to time purchase shares of its common stock through various means. The Company may choose to suspend or discontinue the repurchase program at any time. The repurchase program does not obligate the Company to purchase any particular number of shares.

EQUITABLE HOLDINGS, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2021

	Cost (1)	Fair Value	Carrying Value
	(in millions)
Fixed maturities, AFS:
U.S. government, agencies and authorities	$13,056	$15,385	$15,385
State, municipalities and political subdivisions	586	662	662
Foreign governments	1,124	1,152	1,152
Public utilities	6,493	6,807	6,807
All other corporate bonds	43,679	45,704	45,704
Residential mortgage-backed	90	98	98
Asset-backed	5,933	5,934	5,934
Commercial mortgage-backed	2,427	2,421	2,421
Redeemable preferred stocks	41	53	53
Total fixed maturities, AFS	73,429	78,216	78,216
Fixed maturities, at fair value using the fair value option	1,637	1,641	1,641
Mortgage loans on real estate (2)	14,095	14,308	14,033
Policy loans	4,024	5,050	4,024
Other equity investments	2,662	2,975	2,975
Trading securities	559	631	631
Other invested assets	3,591	3,591	3,591
Total Investments	$99,997	$106,412	$105,111
______________
(1)Cost for fixed maturities represents original cost, reduced by repayments and write-downs and adjusted for amortization of premiums or accretion of discount; cost for equity securities represents original cost reduced by write-downs; cost for other limited partnership interests represents original cost adjusted for equity in earnings and reduced by distributions.
(2)Carrying value for mortgage loans on real estate represents original cost adjusted for amortization of premiums or accretion of discount and reduced by credit loss allowance.

EQUITABLE HOLDINGS, INC.
SCHEDULE II
Balance Sheets (Parent Company)
December 31, 2021 and 2020

	December 31,	December 31,
	2021	2020
	(in millions, except share amounts)
ASSETS
Investment in consolidated subsidiaries	$13,128	$15,603
Fixed maturities available-for-sale, at fair value (amortized cost of $884 and $183)	874	1,116
Other equity investments	92	66
Total investments	14,094	16,785
Cash and cash equivalents	867	1,972
Goodwill and other intangible assets, net	1,255	1,245
Loans to affiliates	755	675
Current and deferred income taxes assets	600	209
Other assets	547	903
Total Assets	$18,118	$21,789

LIABILITIES
Short-term and long-term debt	$3,839	$4,115
Employee benefits liabilities	853	1,177
Loans from affiliates	1,900	900
Accrued liabilities	7	21
Total Liabilities	$6,599	$6,213

EQUITY ATTRIBUTABLE TO HOLDINGS
Preferred stock and additional paid-in capital, $1 par value and $25,000 liquidation preference	$1,562	$1,269
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 520,918,331 and 552,896,328 shares issued, respectively; 391,290,224 and 440,776,011 shares outstanding, respectively	4	5
Additional paid-in capital	1,919	1,985
Treasury stock, at cost, 129,628,107 and 112,120,317 shares, respectively	(2,850)	(2,245)
Retained earnings	8,880	10,699
Accumulated other comprehensive income (loss)	2,004	3,863
Total equity attributable to Holdings	11,519	15,576
Total Liabilities and Equity Attributable to Holdings	$18,118	$21,789

The financial information of Equitable Holdings, Inc. should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

EQUITABLE HOLDINGS, INC.
SCHEDULE II

STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) (PARENT COMPANY)
YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

	2021	2020	2019
	(in millions)
REVENUES
Equity in income (losses) from continuing operations of consolidated subsidiaries	$(152)	$(668)	$(1,592)
Net investment income (loss)	26	26	29
Investment gains (losses), net	(12)	—	(1)
Other income	—	—	12
Total revenues	(138)	(642)	(1,552)

EXPENSES
Interest expense	241	229	237
Other operating costs and expenses	58	40	83
Total expenses	299	269	320
Income (loss) from continuing operations, before income taxes	(437)	(911)	(1,872)
Income tax (expense) benefit	(2)	263	108
Net income (loss) attributable to Holdings	(439)	(648)	(1,764)
Less: Preferred stock dividends	79	53	—
Net income (loss) available to Holdings' common shareholders	(518)	(701)	(1,764)
Other comprehensive income (loss)	(1,859)	3,019	2,252
Total comprehensive income (loss) attributable to Holdings	$(2,377)	$2,318	$488

The financial information of Equitable Holdings, Inc. should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

EQUITABLE HOLDINGS, INC.
SCHEDULE II
STATEMENTS OF CASH FLOWS (PARENT COMPANY)
YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

	2021	2020	2019
	(in millions)
Net income (loss) attributable to Holdings	$(439)	$(648)	$(1,764)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in net (earnings) loss of subsidiaries	152	668	1,592
Non-cash long term incentive compensation expense	15	27	69
Amortization and depreciation	60	40	33
Equity (income) loss limited partnerships	(19)	(8)	1
Changes in:
Current and deferred taxes	(151)	(250)	202
Dividends from subsidiaries	792	2,877	1,341
Other, net	14	(135)	(76)
Net cash provided by (used in) operating activities	$424	$2,571	$1,398

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$210	$131	$105
Short-term investments	—	—	80
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	—	(1,011)	—
Short-term investments	—	—	—
Other	(7)	(21)	(14)
Net issuance on credit facilities to affiliates	(80)	(115)	(560)
Repayments of loans to affiliates	—	—	572
Proceeds from the sale of subsidiary	215	—	—
Increase in cash and cash equivalents from merger of AXA Tech	—	—	11
Net cash provided by (used in) investing activities	$338	$(1,016)	$194

Cash flows from financing activities:
Issuance of preferred stock	$293	$494	$775
Repayment of long-term debt	(280)	—	(300)
Proceeds from loans from affiliates	1,000	—	900
Repayments of loans from affiliates	—	(300)	(300)
Shareholder dividends paid	(296)	(297)	(285)
Preferred dividends paid	(79)	(53)	—
Purchase of treasury shares	(1,637)	(430)	(1,350)
Capital contribution to subsidiaries	(815)	(350)	(86)
Other, net	(53)	—	—
Net cash provided by (used in) financing activities	$(1,867)	$(936)	$(646)

Change in cash and cash equivalents	(1,105)	619	946
Cash and cash equivalents, beginning of year	1,972	1,353	407
Cash and cash equivalents, end of year	$867	$1,972	$1,353

Non-cash transactions from investing and financing activities:
Dividend of AB Units from subsidiary	$23	$—	$—
Other assets	$—	$—	$4
Other liabilities	$—	$—	$(16)
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
2)    LOANS TO AFFILIATES
On November 4, 2019, Holdings made available to AB a $900 million committed, unsecured senior credit facility (the “EQH Facility”). The EQH Facility matures on November 4, 2024 and is available for AB's general business purposes. Borrowings by AB under the EQH Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates. The EQH Facility contains affirmative, negative and financial covenants which are substantially similar to those in AB’s committed bank facilities. The EQH Facility also includes customary events of default substantially similar to those in AB’s committed bank facilities, including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lender’s commitment may be terminated. Amounts under the EQH Facility may be borrowed, repaid and re-borrowed by AB from time to time until the maturity of the facility. AB or Holdings may reduce or terminate the commitment at any time without penalty upon proper notice. Holdings also may terminate the facility immediately upon a change of control of the general partner. In As of December 31, 2021 and 2020, $755 million and $675 million were outstanding under the EQH Facility respectively .
In 2018, Equitable Financial received a $572 million loan from Holdings. The loan had an interest rate of 3.75% and was repaid in March 2019.
3)    LOANS FROM AFFILIATES
In June 2021, Holdings received a $1.0 billion 10-year term loan from Equitable Financial. The loan has an interest rate of 3.23% and matures in June 2031.
In November 2019, Holdings received a $900 million loan from Equitable Financial. The loan has an interest rate of one- month LIBOR plus 1.33%. The loan matures on November 4, 2024. As of December 31, 2021, $900 million was outstanding on the loan.
In April 2018, Holdings received a $800 million loan from Equitable Financial. The loan has an interest rate of 3.69% and would mature in April 2021. In December 2018, Holdings repaid $200 million of this loan. In December 2019, Holdings repaid $300 million. On December 30, 2020, the remainder of this loan was repaid.
Interest cost related to loans from affiliates totaled $30 million, $32 million and $26 million for the years ended December 31, 2021, 2020 and 2019, respectively.
4)    INCOME TAXES
Holdings and certain of its consolidated subsidiaries and affiliates file a consolidated federal income tax return. Holdings has tax sharing agreements with certain of its subsidiaries and generally will either receive or pay these subsidiaries for utilization of the subsidiaries’ tax benefits or expense. Holdings settles these amounts annually.
5)    ISSUANCE OF SERIES A, SERIES B AND SERIES C FIXED RATE NONCUMULATIVE PERPETUAL PREFERRED STOCK
See Note 20 of the Notes to these Consolidated Financial Statements.
6)    SHARE REPURCHASE
See Note 20 of the Notes to these Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.

SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2021

	Individual Retirement	Group Retirement	Investment Management and Research	Protection Solutions	Corporate and Other	Total
	(in millions)
Deferred policy acquisition costs	$3,639	$776	$—	$1,066	$10	$5,491
Policyholders’ account balances	38,456	13,049	—	15,027	12,825	79,357
Future policy benefits and other policyholders' liabilities	22,904	3	—	4,843	8,967	36,717
Policy charges and premium revenue	1,867	371	—	2,016	343	4,597
Net derivative gains (losses)	(4,386)	(29)	(13)	(83)	46	(4,465)
Net investment income (loss)	1,221	751	25	1,102	747	3,846
Policyholders’ benefits and interest credited	912	303	—	2,478	744	4,437
Amortization of deferred policy acquisition costs	294	2	—	95	2	393
All other operating expenses (1)	814	362	3,241	780	1,178	6,375

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2020

	Individual Retirement	Group Retirement	Investment Management and Research	Protection Solutions	Corporate and Other	Total
	(in millions)
Deferred policy acquisition costs (2)	$3,178	$632	$—	$418	$15	$4,243
Policyholders’ account balances (2)	30,736	12,828	—	14,875	8,381	66,820
Future policy benefits and other policyholders' liabilities (2)	25,212	9	—	5,031	9,629	39,881
Policy charges and premium revenue	2,034	295	—	2,013	390	4,732
Net derivative gains (losses)	(1,999)	(2)	(36)	413	(98)	(1,722)
Net investment income (loss)	1,337	644	36	941	519	3,477
Policyholders’ benefits and interest credited	3,086	305	—	2,372	785	6,548
Amortization of deferred policy acquisition costs	321	73	—	1,220	(1)	1,613
All other operating expenses (1)	724	284	2,815	546	978	5,347

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2019

	Individual Retirement	Group Retirement	Investment Management and Research	Protection Solutions	Corporate and Other	Total
	(in millions)
Deferred policy acquisition costs (2)	$3,285	$659	$—	$1,880	$13	$5,837
Policyholders’ account balances (2)	26,359	12,068	—	14,090	6,362	58,879
Future policy benefits and other policyholders' liabilities (2)	20,401	7	—	4,156	10,071	34,635
Policy charges and premium revenue	2,085	279	—	2,148	413	4,925
Net derivative gains (losses)	(3,850)	6	(38)	(28)	(102)	(4,012)
Net investment income (loss)	1,478	593	99	967	562	3,699
Policyholders’ benefits and interest credited	2,321	304	—	2,172	851	5,648
Amortization of deferred policy acquisition costs	283	35	—	274	5	597
All other operating expenses (1)	785	318	2,709	576	1,046	5,434
_____________
(1)Operating expenses are allocated to segments.
(2)Excludes amounts reclassified as HFS.

EQUITABLE HOLDINGS, INC.

SCHEDULE IV
REINSURANCE (1)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
			(in millions)
2021
Life insurance in-force	$484,082	$185,203	$31,971	$330,850	9.7%

Premiums:
Life insurance and annuities	$802	$155	$181	$828	21.9%
Accident and health	168	44	8	132	6.1%
Total premiums	$970	$199	$189	$960	19.7%

2020
Life insurance in-force	$473,514	$94,231	$33,098	$412,381	8.0%

Premiums:
Life insurance and annuities	$805	$113	$213	$905	23.5%
Accident and health	124	41	9	92	9.8%
Total premiums	$929	$154	$222	$997	22.3%

2019
Life insurance in-force	$492,780	$65,427	$32,365	$459,718	7.0%

Premiums:
Life insurance and annuities	$971	$101	$211	$1,081	19.5%
Accident and health	97	40	9	66	13.6%
Total premiums	$1,068	$141	$220	$1,147	19.2%
______________
(1)    Includes amounts related to the discontinued group life and health business.

Part II, Item 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Part II, Item 9A
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The management of the Company, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of December 31, 2021. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.
Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). Based on the evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during the quarter ended December 31, 2021, that have affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II, Item 9B.
OTHER INFORMATION
None.
Part II, Item 9C.
DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Part III, Item 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to, and will be contained in, the Company’s 2022 Proxy Statement.
Part III, Item 11.
EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to, and will be contained in, the Company’s 2022 Proxy Statement.

Part III, Item 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information as of December 31, 2021, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our common stock. For additional information about our equity compensation plans, see Note 15 of Notes to these Consolidated Financial Statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders
Omnibus Plan	8,321,336	(1)	21.30	(2)	22,081,126
Stock Purchase Plan (3) (4)					5,718,317
Equity compensation plans not approved by security holders	—				—
Total	8,321,336				27,799,443
_____________
(1)Represents 2,441,969 outstanding options, 3,032,385 outstanding RSUs and 2,846,982 outstanding performance shares as of December 31, 2021 under the 2018 & 2019 Omnibus Plan. Totals include dividend equivalents on performance shares of 76,366 and on RSUs of 176,807. The number of performance shares represents the number of shares that would be received based on maximum performance, reduced for cancellations through December 31, 2021. The actual number of shares the Compensation Committee will award at the end of each performance period will range between 0% and 200% of the target number of units granted, based upon a measure of the reported performance of the Company relative to stated goals.
(2)Represents the weighted average exercise price of the options disclosed in column (a).
(3) The Equitable Holdings, Inc. Stock Purchase Plan is a non-qualified Employee Stock Purchase Plan to which up to 8,000,000 shares of common stock were authorized for issuance, all of which have been registered on Form S-8.
(4) Through December 31, 2021, eligible participants received a 15% match on Holdings share purchases up to a maximum of $3,750 per calendar year. Beginning January 1, 2022, eligible participants will receive a 10% match on Holdings share purchases, up to a maximum of $1,000 per calendar year. Employer matching contributions will be used to purchase additional shares for the participant. Participants may not contribute more than $50,000 through payroll deductions during any calendar year.

All of the other information required by this item is incorporated by reference to, and will be contained in, the Company’s 2022 Proxy Statement.

Part III, Item 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to, and will be contained in, the Company’s 2022 Proxy Statement.
Part III, Item 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to, and will be contained in, the Company’s 2022 Proxy Statement.

Part IV, Item 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:

		Page Number
1.	Financial Statements—Item 8. Financial Statements and Supplementary Data	126
2.	Financial Statement Schedules:
	Schedule I—Summary of Investments Other Than Investments in Related Parties as of December 31, 2021	232
	Schedule II—Condensed Financial Information of Parent Company as of December 31, 2020 and 2019, and for the years ended December 31, 2021, 2020 and 2019	234
	Schedule III—Supplementary Insurance Information as of December 31, 2020 and 2019 and for the years ended December 31, 2021, 2020 and 2019	238
	Schedule IV—Reinsurance for the years ended December 31, 2021, 2020 and 2019	239
3.	Exhibits: See the accompanying Index to Exhibits.	249

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
•“EIMG” means Equitable Investment Management Group, LLC, a Delaware limited liability company and a wholly-owned indirect subsidiary of Holdings.
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
•“VOE” means voting interest entity
•“VUL” means variable universal life

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of AXA Equitable Holdings, Inc. (incorporated by reference to Exhibit 3.1 to our Form 10-Q for the quarterly period ending March 31, 2018, as filed on June 20, 2018 (the “Q-1 2018 Form 10-Q”)).
3.1.1	Certificate of Amendment of Certificate of Incorporation, effective January 13, 2020 (incorporated by reference to Exhibit 3.1 to our Form 8-K, filed on January 10, 2010).
3.2	Fourth Amended and Restated By-laws of Equitable Holdings, Inc. (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on February 17, 2021).
3.3	Certificate of Designations with respect to the Series A Preferred Stock of the Company, dated November 21, 2019 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on November 21, 2019).
3.4	Certificate of Designations with respect to the Series B Preferred Stock of the Company, filed August 7, 2020 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on August 11, 2020).
3.5	Certificate of Designation with respect to the Series C Preferred Stock of the Company, dated January 6, 2021 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on January 6, 2021).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of AXA Equitable Holdings, Inc., File No. 333-221521 (the “IPO Form S-1”)).
4.2	Indenture, dated as of December 1, 1993 from AXA Financial, Inc. to The Bank of NY Mellon Trust Company, N.A. (formerly known as Chemical Bank), as Trustee (incorporated by reference to Exhibit 4.2 to the IPO Form S-1).
4.3	Fourth Supplemental Indenture, dated April 1, 1998, from AXA Financial, Inc. to The Chase Manhattan Bank (formerly known as Chemical Bank), as Trustee, together with forms of global Senior Note and global Senior Indenture (incorporated by reference to Exhibit 4.3 to the IPO Form S-1).
4.4	Fifth Supplemental Indenture, dated October 1, 2018, among AXA Equitable Holdings, Inc. AXA Financial, Inc. and The Bank of NY Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on October 1, 2018).
4.5	Indenture, dated as of April 20, 2018, among AXA Equitable Holdings, Inc., as issuer, Wilmington Saving Fund Society, FSB, as trustee, and Citibank, N.A., as security registrar and paying agent (incorporated by reference to Exhibit 4.4 to the IPO Form S-1).
4.6	First Supplemental Indenture, dated as of April 20, 2018, among AXA Equitable Holdings, Inc., as issuer, Wilmington Saving Fund Society, FSB, as trustee, and Citibank, N.A., as security registrar and paying agent (incorporated by reference to Exhibit 4.5 to the IPO Form S-1).
4.7	Second Supplemental Indenture, dated as of April 20, 2018, among AXA Equitable Holdings, Inc., as issuer, Wilmington Saving Fund Society, FSB, as trustee, and Citibank, N.A., as security registrar and paying agent (incorporated by reference to Exhibit 4.6 to the IPO Form S-1).
4.8	Third Supplemental Indenture, dated as of April 20, 2018, among AXA Equitable Holdings, Inc., as issuer, Wilmington Saving Fund Society, FSB, as trustee, and Citibank, N.A., as security registrar and paying agent (incorporated by reference to Exhibit 4.7 to the IPO Form S-1).
4.9#	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1	Master Agreement, dated as of April 10, 2013, by and among AXA Equitable Financial Services, LLC, AXA Financial, Inc. and Protective Life Insurance Company (incorporated by reference to Exhibit 10.5 to the IPO Form S-1).
10.2†	Employment Agreement, dated as of March 9, 2011, by and between AXA Financial, Inc. and Mark Pearson (incorporated by reference to Exhibit 10.7 to the IPO Form S-1).
10.2.1†	Letter Agreement, dated February 19, 2013, between AXA Financial, Inc., AXA Equitable Life Insurance Company and Mark Pearson (incorporated by reference to Exhibit 10.7.1 to the IPO Form S-1).
10.2.2†	Letter Agreement, dated May 14, 2015, between AXA Financial, Inc., AXA Equitable Life Insurance Company and Mark Pearson (incorporated by reference to Exhibit 10.7.2 to the IPO Form S-1).
10.2.3†	Letter Agreement, dated February 27, 2019, between AXA Equitable Holdings, Inc., AXA Equitable Life Insurance Company and Mark Pearson. (incorporated by reference to Exhibit 10.7.3 to our Form 10-K for the fiscal year ended December 31, 2018, as filed March 8, 2019 (the “2018 Form 10-K”)).
10.2.4†	Waiver Agreement, dated May 9, 2019, to Mark Pearson’s Employment Agreement dated March 9, 2011 (incorporated by reference to Exhibit 10.1 to AXA Equitable Holdings, Inc.’s Form 10-Q for the quarterly period ending June 30, 2019, as filed on August 9, 2019).

10.2.5†	Letter Agreement, dated December 18, 2019, between AXA Equitable Holdings, Inc., AXA Equitable Life Insurance Company and Mark Pearson (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 19, 2019).
10.3†	Director Indemnification Agreement, dated May 4, 2018, between AXA Equitable Holdings, Inc. and each of its directors (incorporated by reference to Exhibit 10.6 to the Q-1 2018 Form 10-Q).
10.4	Commercial Paper Dealer Agreement 4(a)(2) Program, dated as of June 1, 2015, between AllianceBernstein L.P., as Issuer, and Citigroup Global Markets Inc., as Dealer (incorporated by reference to Exhibit 10.08 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2015, as filed February 11, 2016).
10.5	Commercial Paper Dealer Agreement 4(a)(2) Program, dated as of June 1, 2015, between AllianceBernstein L.P., as Issuer, and Credit Suisse Securities (USA) LLC, as Dealer (incorporated by reference to Exhibit 10.09 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2015, as filed February 11, 2016).
10.6	Commercial Paper Dealer Agreement 4(a)(2) Program, dated as of June 1, 2015, between AllianceBernstein L.P., as Issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer (incorporated by reference to Exhibit 10.10 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2015, as filed February 11, 2016).
10.7	Amended and Restated Credit Agreement, dated as of October 13, 2021 (incorporated by reference to Exhibit 10.01 of AB Holding’s Form 8-K, as filed October 19, 2021)
10.8†	Profit Sharing Plan for Employees of AllianceBernstein L.P., as amended and restated as of January 1, 2015 and as further amended as of January 1, 2017 (incorporated by reference to Exhibit 10.05 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2015, as filed February 11, 2016).
10.8.1†	Amendment to the Profit Sharing Plan for Employees of AllianceBernstein L.P., dated as of October 20, 2016 and effective as of January 1, 2017 (incorporated by reference to Exhibit 10.06 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2017, as filed February 13, 2018).
10.8.2†	Amendment to the Profit Sharing Plan for Employees of AllianceBernstein L.P., dated as of April 1, 2018 (incorporated by reference to Exhibit 10.12 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2018, as filed February 13, 2019).
10.9†	Employment Agreement, dated as of April 28, 2017, among Seth Bernstein, AllianceBernstein Holding L.P., AllianceBernstein L.P. and AllianceBernstein Corporation (incorporated by reference to Exhibit 10.3 to AB Holding’s Form 8-K as filed May 1, 2017).
10.9.1†	Amendment to Seth P. Bernstein’s Employment Agreement (incorporated by reference to Exhibit 10.01 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2018, as filed February 13, 2019).
10.9.2†	Amendment No. 2 to Seth P. Bernstein’s Employment Agreement (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on December 19, 2019).
10.10†	AB 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.06 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2017, as filed February 13, 2018).
10.11
Amended and Restated Revolving Credit Agreement, dated as of June 24, 2021, by and among the Company, the Subsidiary Account Parties party thereto, the banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 29, 2021).

10.12	Reimbursement Agreement by and among AXA Equitable Holdings, Inc. the Subsidiary Account Parties (as defined therein) party thereto and Natixis, New York Branch (incorporated by reference to Exhibit 10.25 to the IPO Form S-1 ).
10.12.1
Amendment No. 1 to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Natixis, New York Branch (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on March 26, 2021).

10.12.2
Amendment No. 2 to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Natixis, New York Branch (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on June 29, 2021).

10.13	Reimbursement Agreement by and among AXA Equitable Holdings, Inc. the Subsidiary Account Parties (as defined therein) party thereto and HSBC Bank USA, National Association (incorporated by reference to Exhibit 10.26 to the IPO Form S-1).
10.13.1
Amendment No. 1 to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and HSBC Bank USA, National Association (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on March 26, 2021).

10.13.2
Amendment No. 2 to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and HSBC Bank USA, National Association (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on June 29, 2021).

10.14	Reimbursement Agreement by and among AXA Equitable Holdings, Inc. the Subsidiary Account Parties (as defined therein) party thereto and Citibank Europe PLC (incorporated by reference to Exhibit 10.27 to the IPO Form S-1).

10.14.1
Amendment No. 1 to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Citibank Europe PLC (incorporated by reference to Exhibit 10.4 to our Form 8-K filed on March 26, 2021).

10.14.2
Amendment No. 2 to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Citibank Europe PLC (incorporated by reference to Exhibit 10.4 to our Form 8-K filed on June 29, 2021).

10.15	Reimbursement Agreement by and among AXA Equitable Holdings, Inc. the Subsidiary Account Parties (as defined therein) party thereto and Credit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.28 to the IPO Form S-1).
10.15.1
Amendment No. 1 to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Credit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.5 to our Form 8-K filed on March 26, 2021).

10.15.2
Amendment No. 2 to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Credit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.5 to our Form 8-K filed on June 29, 2021).

10.16	Reimbursement Agreement by and among AXA Equitable Holdings, Inc. the Subsidiary Account Parties (as defined therein) party thereto and Barclays Bank PLC (incorporated by reference to Exhibit 10.29 to the IPO Form S-1).
10.16.1
Amendment No. 1 to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Barclays Bank PLC (incorporated by reference to Exhibit 10.6 to our Form 8-K filed on March 26, 2021).

10.16.2
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
10.17.1
Amendment No. 1 to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.7 to our Form 8-K filed on March 26, 2021).

10.17.2
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
10.18.1
Second Amendment to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Landesbank Hessen-Thüringen Girozentrale, acting through its New York Branch (incorporated by reference to Exhibit 10.8 to our Form 8-K filed on March 26, 2021).

10.18.2
Third Amendment to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Landesbank Hessen-Thüringen Girozentrale, acting through its New York Branch (incorporated by reference to Exhibit 10.8 to our Form 8-K filed on June 29, 2021).

10.18.3
Fourth Amendment to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Landesbank Hessen-Thüringen Girozentrale, acting through its New York Branch (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 16, 2021).

10.19	Reimbursement Agreement by and among AXA Equitable Holdings, Inc. the Subsidiary Account Parties (as defined therein) party thereto and Commerzbank AG, New York Branch (incorporated by reference to Exhibit 10.32 to the IPO Form S-1).
10.19.1
Amendment No. 1 to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Commerzbank AG, New York Branch (incorporated by reference to Exhibit 10.9 to our Form 8-K filed on March 26, 2021).

10.19.2
Amendment No. 2 to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Commerzbank AG, New York Branch (incorporated by reference to Exhibit 10.9 to our Form 8-K filed on June 29, 2021).

10.20†	Equitable Severance Benefit Plan (incorporated by reference to Exhibit 10.45 to the IPO Form S-1).
10.21†	Equitable Supplemental Severance Plan for Executives (incorporated by reference to Exhibit 10.25 to the Q-1 2018 Form 10-Q).

10.22.1†	Equitable Supplemental Severance Plan for Executives, as amended and restated as of August 9, 2019 (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ending June 30, 2019, as filed on August 9, 2019).
10.23†	Equitable Executive Survivor Benefits Plan (incorporated by reference to Exhibit 10.47 to the IPO Form S-1).
10.24†	Amended and Restated Variable Deferred Compensation Plan for Executives (incorporated by reference to Exhibit 10.48 to the IPO Form S-1).
10.25†	Amended and Restated Equitable Post-2004 Variable Deferred Compensation Plan for Executives (incorporated by reference to Exhibit 10.49 to the IPO Form S-1).
10.26†	Amendment to the Equitable Post-2004 Variable Deferred Compensation Plan for Executives, effective as of January 1, 2019 (incorporated by reference to Exhibit 10.69 to the 2018 Form 10-K).
10.27†	Equitable Excess Retirement Plan (incorporated by reference to Exhibit 10.50 to the IPO Form S-1).
10.28†	Equitable Holdings, Inc. Equity Plan for Directors (incorporated by reference to Exhibit 10.51 to the IPO Form S-1).
10.29†	Form of Stock Option Agreement under the Equitable Holdings, Inc. Equity Plan for Directors (incorporated by reference to Exhibit 10.52 to the IPO Form S-1).
10.30†	Form of Restricted Stock Agreement under the Equitable Holdings, Inc. Equity Plan for Directors (incorporated by reference to Exhibit 10.53 to the IPO Form S-1).
10.31†	Equitable Post-2004 Variable Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.54 to the IPO Form S-1).
10.32†	Equitable Holdings, Inc. Charitable Award Program for Directors (incorporated by reference to Exhibit 10.55 to the IPO Form S-1).
10.33†	Equitable Holdings, Inc. Short-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.56 to the IPO Form S-1).
10.34†	AXA Equitable Holdings, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.57 to the IPO Form S-1).
10.35†	Equitable Holdings, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Appendix B of the Equitable Holdings, Inc. DEF 14A, as filed on April 8, 2020).
10.36†	Equitable Holdings, Inc. Stock Purchase Plan (incorporated by reference to Exhibit 10.62 to the 2018 Form 10-K).
10.37†#	Form of Performance Shares Award Agreement under the 2019 Omnibus Incentive Plan, effective February 16, 2022.
10.38†#	Form of Restricted Stock Unit Award Agreement under the 2019 Omnibus Incentive Plan, effective February 16, 2022.
10.39†	Form of Performance Shares Award Agreement under the 2019 Omnibus Incentive Plan for awards granted before February 16, 2022 (incorporated by reference to Exhibit 10.56 to our Form 10-K for the fiscal year ended December 31, 2020, as filed February 24, 2021 (the “2020 Form 10-K)).
10.40†	Form of Restricted Stock Unit Award Agreement under the 2019 Omnibus Incentive Plan for awards granted before February 16, 2022 (incorporated by reference to Exhibit 10.57 to the 2020 Form 10-K).
10.41†	Form of Stock Option Award Agreement under the 2019 Omnibus Incentive Plan for awards granted before February 16, 2022 (incorporated by reference to Exhibit 10.58 to the 2020 Form 10-K).
10.42†	AllianceBernstein 2021 Incentive Compensation Award Program (incorporated by reference to Exhibit 10.01 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2021, as filed February 11, 2022 (the “AB 2021 Form 10-K”).
10.43†	AllianceBernstein 2021 Deferred Cash Compensation Program (incorporated by reference to Exhibit 10.02 of the AB 2021 Form 10-K).
10.44†	Form of Award Agreement, dated as of December 31, 2021, under Incentive Compensation Award Program, Deferred Cash Compensation Program and AB 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.03 of the AB 2021 Form 10-K).
10.45†	Form of Award Agreement under AB 2017 Long Term Incentive Plan relating to equity compensation awards to Independent Directors (incorporated by reference to Exhibit 10.04 of the AB 2021 Form 10-K).
10.46†	AllianceBernstein Change in Control Plan for Executive Officers (incorporated by reference to Exhibit 99.01 to AB Holding’s Form 8-K, as filed December 14, 2020).
10.47	Master Transaction Agreement, dated as of October 27, 2020 among Equitable Holdings, Inc., Venerable Insurance and Annuity Company and solely with respect to Article XIV, Venerable Holdings, Inc. (incorporated by reference to Exhibit 10.64 to the 202 Form 10-K.

10.48
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
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Equitable Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2022.

EQUITABLE HOLDINGS, INC.

By:	/s/ Mark Pearson
Name: Mark Pearson
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on February 22, 2022.

Signature	Title

/s/ Mark Pearson	President and Chief Executive Officer and Director (Principal Executive Officer)
Mark Pearson

/s/ Robin M. Raju	Chief Financial Officer (Principal Financial Officer)
Robin M. Raju

/s/ William Eckert	Chief Accounting Officer (Principal Accounting Officer)
William Eckert

/s/ Francis Hondal	Director
Francis Hondal

/s/ Daniel G. Kaye	Director
Daniel G. Kaye

/s/ Joan M. Lamm-Tennant	Chair of the Board
Joan M. Lamm-Tennant

/s/ Kristi A. Matus	Director
Kristi A. Matus

/s/ Bertram L. Scott	Director
Bertram L. Scott

/s/ George H. Stansfield	Director
George H. Stansfield

/s/ Charles G. T. Stonehill	Director
Charles G. T. Stonehill