Form 10-Q
period 2022-03-31
Equitable Holdings, Inc.
filed 2022-05-10
CIK 1333986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 9, 2022, 381,005,664 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

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
Forward-looking statements should be read in conjunction with the other cautionary statements, risks, uncertainties and other factors identified in Holdings’ Annual Report on Form 10-K for the year ended December 31, 2021, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q, including in the section entitled “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. You should read this Form 10-Q completely and with the understanding that actual future results may be materially different from expectations. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
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

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

EQUITABLE HOLDINGS, INC.
Consolidated Balance Sheets
March 31, 2022 (Unaudited) and December 31, 2021

	March 31, 2022	December 31, 2021
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $73,694 and $73,429) (allowance for credit losses of $21 and $22)	$72,386	$78,216
Fixed maturities, at fair value using the fair value option (1)	1,627	1,641
Mortgage loans on real estate (net of allowance for credit losses of $53 and $62) (1)	14,452	14,033
Policy loans	4,010	4,024
Other equity investments (1)	3,087	2,975
Trading securities, at fair value	589	631
Other invested assets (1)	2,625	3,591
Total investments	98,776	105,111
Cash and cash equivalents (1)	5,713	5,188
Cash and securities segregated, at fair value	1,693	1,504
Broker-dealer related receivables	2,744	2,599
Deferred policy acquisition costs	6,592	5,491
Goodwill and other intangible assets, net	4,723	4,728
Amounts due from reinsurers (allowance for credit losses of $5 and $5) (includes amounts accounted for at fair value of $5,056 and $5,813) (3)	14,060	14,679
GMIB reinsurance contract asset, at fair value	1,582	1,848
Current and deferred income taxes	1,111	195
Other assets (1)	3,852	3,613
Separate Accounts assets	136,812	147,306
Total Assets	$277,658	$292,262
LIABILITIES
Policyholders’ account balances	$79,549	$79,357
Future policy benefits and other policyholders' liabilities	35,165	36,717
Broker-dealer related payables	1,992	1,283
Customer related payables	3,684	3,600
Amounts due to reinsurers	1,331	1,381
Short-term and long-term debt	4,044	3,931
Notes issued by consolidated variable interest entities, at fair value using the fair value option (1)	1,182	1,191
Other liabilities (1)	4,030	3,933
Separate Accounts liabilities	136,812	147,306
Total Liabilities	$267,789	$278,699
Redeemable noncontrolling interest (1) (2)	$386	$468
Commitments and contingent liabilities (Note 12)
EQUITY
Equity attributable to Holdings:
Preferred stock and additional paid-in capital, $1 par value and $25,000 liquidation preference	$1,562	$1,562
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 520,234,471 and 520,918,331 shares issued, respectively; 384,314,304 and 391,290,224 shares outstanding, respectively	4	4
Additional paid-in capital	1,933	1,919
Treasury stock, at cost, 135,920,167 and 129,628,107 shares, respectively	(3,070)	(2,850)
Retained earnings	9,312	8,880
Accumulated other comprehensive income (loss)	(1,787)	2,004
Total equity attributable to Holdings	7,954	11,519
Noncontrolling interest	1,529	1,576
Total Equity	9,483	13,095
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$277,658	$292,262
____________
(1) See Note 2 of the Notes to these Consolidated Financial Statements for details of balances with VIEs.
(2) See Note 11 of the Notes to these Consolidated Financial Statements for details of redeemable noncontrolling interest.
(3) Represents the fair value of the ceded reserves to Venerable. See Note 1 of the Notes to these Consolidated Financial Statements for details of the Venerable Transaction and Note 8 of the Notes to these Consolidated Financial Statements .
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Income (Loss)
Three Months Ended March 31, 2022 and 2021 (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$840	$949
Premiums	247	258
Net derivative gains (losses)	821	(2,546)
Net investment income (loss)	804	884
Investment gains (losses), net:
Credit losses on available-for-sale debt securities and loans	10	1
Other investment gains (losses), net	(336)	183
Total investment gains (losses), net	(326)	184
Investment management and service fees	1,355	1,257
Other income	203	167
Total revenues	3,944	1,153

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	1,060	939
Interest credited to policyholders’ account balances	315	291
Compensation and benefits	595	580
Commissions and distribution-related payments	422	382
Interest expense	47	74
Amortization of deferred policy acquisition costs	181	87
Other operating costs and expenses	537	608
Total benefits and other deductions	3,157	2,961
Income (loss) from continuing operations, before income taxes	787	(1,808)
Income tax (expense) benefit	(148)	408
Net income (loss)	639	(1,400)
Less: Net income (loss) attributable to the noncontrolling interest	66	88
Net income (loss) attributable to Holdings	$573	$(1,488)
Less: Preferred stock dividends	14	13
Net income (loss) available to Holdings’ common shareholders	$559	$(1,501)

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$1.44	$(3.46)
Diluted	$1.43	$(3.46)
Weighted average common shares outstanding (in millions):
Basic	388.6	434.2
Diluted	391.7	434.2

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2022 and 2021 (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$639	$(1,400)
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	(3,826)	(3,153)
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	43	33
Foreign currency translation adjustment	(12)	(6)
Total other comprehensive income (loss), net of income taxes	(3,795)	(3,126)
Comprehensive income (loss)	(3,156)	(4,526)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	62	85
Comprehensive income (loss) attributable to Holdings	$(3,218)	$(4,611)

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
Three Months Ended March 31, 2022 and 2021 (Unaudited)

	Three Months Ended March 31,
	Equity Attributable to Holdings
	Preferred Stock and Additional Paid-In Capital	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
	(in millions)
January 1, 2022	$1,562	$4	$1,919	$(2,850)	$8,880	$2,004	$11,519	$1,576	$13,095
Stock compensation	—	—	19	31	—	—	50	19	69
Purchase of treasury stock	—	—	(5)	(273)	—	—	(278)	—	(278)
Reissuance of treasury stock	—	—	—	—	(31)	—	(31)	—	(31)
Retirement of common stock	—	—	—	22	(22)	—	—	—	—
Repurchase of AB Holding units	—	—	—	—	—	—	—	(14)	(14)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(139)	(139)
Dividends on common stock (cash dividends declared per common share of $0.18)	—	—	—	—	(70)	—	(70)	—	(70)
Dividends on preferred stock	—	—	—	—	(14)	—	(14)	—	(14)
Issuance of preferred stock	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	573		573	93	666
Other comprehensive income (loss)	—	—	—	—		(3,791)	(3,791)	(4)	(3,795)
Other	—	—	—	—	(4)	—	(4)	(2)	(6)
March 31, 2022	$1,562	$4	$1,933	$(3,070)	$9,312	$(1,787)	$7,954	$1,529	$9,483

January 1, 2021	$1,269	$5	$1,985	$(2,245)	$10,699	$3,863	$15,576	$1,601	$17,177
Stock compensation	—	—	19	45	—	—	64	7	71
Purchase of treasury stock	—	—	(10)	(420)	—	—	(430)	—	(430)
Reissuance of treasury stock	—	—	—	—	(46)	—	(46)	—	(46)
Retirement of common stock	—	—	—	320	(320)	—	—	—	—
Repurchase of AB Holding units	—	—	—	—	—	—	—	(13)	(13)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(108)	(108)
Dividends on common stock (cash dividends declared per common share of $0.17)	—	—	—	—	(74)	—	(74)	—	(74)
Dividends on preferred stock	—	—	—	—	(13)	—	(13)	—	(13)
Issuance of preferred stock	293	—	—	—	—	—	293	—	293
Net income (loss)	—	—	—	—	(1,488)	—	(1,488)	88	(1,400)
Other comprehensive income (loss)	—	—	—	—	—	(3,123)	(3,123)	(3)	(3,126)
Other	—	—	(66)	—	—	—	(66)	3	(63)
March 31, 2021	$1,562	$5	$1,928	$(2,300)	$8,758	$740	$10,693	$1,575	$12,268

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2022 and 2021 (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(in millions)
Cash flows from operating activities:
Net income (loss)	$639	$(1,400)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	315	291
Policy charges and fee income	(840)	(949)
Net derivative (gains) losses	(821)	2,546
Credit losses on AFS debt securities and loans	(10)	(1)
Investment (gains) losses, net	336	(182)
(Gains) losses on businesses HFS	—	(1)
Realized and unrealized (gains) losses on trading securities	92	41
Non-cash long term incentive compensation expense	38	41
Amortization and depreciation	180	153
Equity (income) loss from limited partnerships	(71)	(107)
Changes in:
Net broker-dealer and customer related receivables/payables	11	(328)
Reinsurance recoverable	(376)	(79)
Segregated cash and securities, net	(189)	341
Capitalization of deferred policy acquisition costs	(209)	(186)
Future policy benefits	180	60
Current and deferred income taxes	93	(429)
Other, net	(98)	175
Net cash provided by (used in) operating activities	$(730)	$(14)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$8,651	$9,257
Fixed maturities, at fair value using the fair value option	252	109
Mortgage loans on real estate	280	245
Trading account securities	45	799
Real estate joint ventures	—	—
Short term investments	6	18
Other	167	775
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(9,198)	(10,240)
Fixed maturities, at fair value using the fair value option	(254)	(322)
Mortgage loans on real estate	(688)	(352)
Trading account securities	(44)	(70)
Short term investments	(304)	(5)
Other	569	(1,157)
Cash settlements related to derivative instruments	230	(2,973)
Investment in capitalized software, leasehold improvements and EDP equipment	1	(23)
Other, net	116	188
Net cash provided by (used in) investing activities	$(171)	$(3,751)

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2022 and 2021 (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(in millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$3,228	$7,236
Withdrawals	(2,257)	(1,467)
Transfers (to) from Separate Accounts	454	497
Change in short-term financings	112	185
Change in collateralized pledged assets	(40)	(1,392)
Change in collateralized pledged liabilities	545	96
(Decrease) increase in overdrafts payable	(15)	1
Repayment of long-term debt	—	(280)
Proceeds from notes issued by consolidated VIEs	(11)	11
Dividends paid on common stock	(70)	(74)
Dividends paid on preferred stock	(14)	(13)
Issuance of preferred stock	—	293
Purchases of AB Holding Units to fund long-term incentive compensation plan awards	(14)	(36)
Purchase of treasury shares	(279)	(430)
Purchases (redemptions) of noncontrolling interests of consolidated company-sponsored investment funds	(56)	(7)
Distribution to noncontrolling interest of consolidated subsidiaries	(139)	(108)
Increase (decrease) in securities sold under agreement to repurchase	—	—
Other, net	(7)	(76)
Net cash provided by (used in) financing activities	$1,437	$4,436

Effect of exchange rate changes on cash and cash equivalents	$(11)	$(2)
Change in cash and cash equivalents	525	669
Cash and cash equivalents, beginning of year	5,188	6,179
Change in cash of businesses held-for-sale	—	(53)
Cash and cash equivalents, end of year	$5,713	$6,795

Non-cash transactions from investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$29	$26

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
•The Investment Management and Research segment provides diversified investment management, research and related solutions globally to a broad range of clients through three main client channels - Institutional, Retail and Private Wealth - and distributes its institutional research products and solutions through Bernstein Research Services. The Investment Management and Research segment reflects the business of AB Holding and ABLP and their subsidiaries (collectively, AB).
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
As of March 31, 2022 and December 31, 2021 the Company’s economic interest in AB was approximately 65% for both periods. The General Partner of AB is a wholly-owned subsidiary of the Company. Because the General Partner has the authority to manage and control the business of AB, AB is consolidated in the Company’s financial statements for all periods presented.
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
In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
All significant intercompany transactions and balances have been eliminated in consolidation. The terms “first quarter 2022” and “first quarter 2021” refer to the three months ended March 31, 2022 and 2021, respectively. The terms “first three months of 2022” and “first three months of 2021” refer to the three months ended March 31, 2022 and 2021, respectively.
Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of March 31, 2022, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

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

 4. Expanded footnote disclosures. The ASU requires additional disclosures including information about significant inputs, judgements, assumptions and methods used in measurement.
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

The impact on total equity of applying this ASU is estimated to be neutral to the current amount of reported total equity as of March 31, 2022. As of March 31, 2022, a positive impact to AOCI is expected due to increases in the Company’s estimate of its non-performance risk on variable annuity guarantees accounted for as MRBs for the first time under the guidance. The estimated impact to the retained earnings element of total equity as of March 31, 2022, due to accounting for variable annuity guarantees as MRBs that are not currently measured at fair value, is mitigated by the Company’s present use of a near industry low interest rate assumption of 2.25% on GMIB business. Because movements in equity markets, interest rates and credit spreads are unpredictable and at times volatile, it is possible that the estimated effects of adoption could change materially between March 31, 2022 and January 1, 2023.

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
As of March 31, 2022 and December 31, 2021, respectively, Equitable Financial holds $99 million and $109 million of equity interests in the CLOs. The Company consolidated the CLOs as of March 31, 2022 and December 31, 2021 as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the CLOs loan manager. The assets of the CLOs are legally isolated from the Company’s creditors and can only be used to settle obligations of the CLOs. The liabilities of the CLOs are non-recourse to the Company and the Company has no obligation to satisfy the liabilities of the CLOs. As of March 31, 2022, Equitable Financial holds $76 million of equity interests in a newly formed SPE established to purchase loans from the market in anticipation of a new CLO transaction. The Company consolidated the SPE as of March 31, 2022 as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the SPE loan manager.
Resulting from this consolidation in the Company’s consolidated balance sheets are fixed maturities, at fair value using the fair value option with total assets of $1.6 billion and $1.6 billion notes issued by consolidated variable interest entities, at fair value using the fair value option with total liabilities of $1.2 billion and $1.2 billion at March 31, 2022 and December 31, 2021, respectively. The unpaid outstanding principal balance of the notes and short-term borrowing is $1.4 billion and $1.3 billion at March 31, 2022 and December 31, 2021.
Consolidated Limited Partnerships and LLCs
As of March 31, 2022 and December 31, 2021 the Company consolidated limited partnerships and LLCs for which it was identified as the primary beneficiary under the VIE model. Included in Other invested assets, Mortgage loans on real estate and Other equity investments in the Company’s consolidated balance sheets at March 31, 2022 and December 31, 2021 are total assets of $270 million and $219 million, respectively related to these VIEs.
Consolidated AB-Sponsored Investment Funds
Included in the Company’s consolidated balance sheet as of March 31, 2022 and December 31, 2021 are assets of $542 million and $734 million, liabilities of $37 million and $87 million, and redeemable noncontrolling interests of $338 million and $421 million, respectively, associated with the consolidation of AB-sponsored investment funds under the VIE model. There were no consolidated AB-sponsored investment funds under the VOE model as of March 31, 2022 and December 31, 2021. The assets of these consolidated funds are presented within other invested

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

assets and cash and cash equivalents, and liabilities of these consolidated funds are presented with other liabilities in the Company’s consolidated balance sheets; ownership interests not held by the Company relating to consolidated VIEs and VOEs are presented either as redeemable or non-redeemable noncontrolling interests, as appropriate. Redeemable noncontrolling interests are presented in mezzanine equity and non-redeemable noncontrolling interests are presented within permanent equity. The Company is not required to provide financial support to these AB-sponsored investment funds, and only the assets of such funds are available to settle each fund’s own liabilities.
Non-Consolidated VIEs
As of March 31, 2022 and December 31, 2021 respectively, the Company held approximately $2.2 billion and $2.1 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including CLOs, hedge funds, private equity funds and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $259.1 billion and $245.6 billion as of March 31, 2022 and December 31, 2021 respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $2.2 billion and $2.1 billion and approximately $1.2 billion and $1.2 billion of unfunded commitments as of March 31, 2022 and December 31, 2021, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
Non-Consolidated AB-Sponsored Investment Products
As of March 31, 2022 and December 31, 2021, the net assets of investment products sponsored by AB that are non-consolidated VIEs are approximately $59.1 billion and $68.9 billion, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is its investment of $15 million and $9 million as of March 31, 2022 and December 31, 2021. The Company has no further commitments to or economic interest in these VIEs.
Assumption Updates and Model Changes
The Company conducts its annual review of its assumptions and models during the third quarter of each year. The annual review encompasses assumptions underlying the valuation of unearned revenue liabilities, embedded derivatives for our insurance business, liabilities for future policyholder benefits, DAC and DSI assets.
However, the Company updates its assumptions as needed in the event it becomes aware of economic conditions or events that could require a change in assumptions that it believes may have a significant impact to the carrying value of product liabilities and assets and consequently materially impact its earnings in the period of the change. There were no material assumption updates or model changes in the first quarters of 2022 or 2021.
3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of March 31, 2022 and December 31, 2021 was $559 million and $506 million, respectively. There was no accrued interest written off for AFS fixed maturities for the three months ended March 31, 2022 and 2021.
The following tables provide information relating to the Company’s fixed maturities classified as AFS.
AFS Fixed Maturities by Classification

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
March 31, 2022
Fixed Maturities:
Corporate (1)	$51,965	$21	$639	$2,388	$50,195
U.S. Treasury, government and agency	8,586	—	853	91	9,348
States and political subdivisions	670	—	43	31	682
Foreign governments	1,121	—	17	54	1,084
Residential mortgage-backed (2)	84	—	4	—	88
Asset-backed (3)	7,528	—	9	113	7,424
Commercial mortgage-backed	3,700	—	5	188	3,517
Redeemable preferred stock	40	—	8	—	48
Total at March 31, 2022	$73,694	$21	$1,578	$2,865	$72,386
December 31, 2021:
Fixed Maturities:
Corporate (1)	$50,172	$22	$2,601	$240	$52,511
U.S. Treasury, government and agency	13,056	—	2,344	15	15,385
States and political subdivisions	586	—	78	2	662
Foreign governments	1,124	—	42	14	1,152
Residential mortgage-backed (2)	90	—	8	—	98
Asset-backed (3)	5,933	—	21	20	5,934
Commercial mortgage-backed	2,427	—	19	25	2,421
Redeemable preferred stock	41	—	12	—	53
Total at December 31, 2021	$73,429	$22	$5,125	$316	$78,216
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
The contractual maturities of AFS fixed maturities as of March 31, 2022 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
March 31, 2022
Contractual maturities:
Due in one year or less	$1,105	$1,102
Due in years two through five	15,453	15,348
Due in years six through ten	18,663	18,257
Due after ten years	27,100	26,602
Subtotal	62,321	61,309
Residential mortgage-backed	84	88
Asset-backed	7,528	7,424
Commercial mortgage-backed	3,700	3,517
Redeemable preferred stock	40	48
Total at March 31, 2022	$73,673	$72,386

The following table shows proceeds from sales, gross gains (losses) from sales and credit losses for AFS fixed maturities for the three months ended March 31, 2022 and 2021:
Proceeds from Sales, Gross Gains (Losses) from Sales and Credit Losses for AFS Fixed Maturities

	Three Months Ended March 31,
	2022	2021
	(in millions)
Proceeds from sales	$7,391	$7,209
Gross gains on sales	$29	$291
Gross losses on sales	$(364)	$(116)

Credit losses	$1	$(6)

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts.
AFS Fixed Maturities - Credit Loss Impairments

	Three Months Ended March 31,
	2022	2021

Balance, beginning of period	$44	$32
Previously recognized impairments on securities that matured, paid, prepaid or sold	(2)	—
Recognized impairments on securities impaired to fair value this period (1)	—	—
Credit losses recognized this period on securities for which credit losses were not previously recognized	—	2
Additional credit losses this period on securities previously impaired	1	4
Increases due to passage of time on previously recorded credit losses	—	—
Accretion of previously recognized impairments due to increases in expected cash flows (for OTTI securities 2019 and prior)	—	—
Balance at March 31,	$43	$38
______________
(1)Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The tables that follow below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI.
Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2022	$4,809	$(782)	$(418)	$(757)	$2,852
Net investment gains (losses) arising during the period	(6,425)	—	—	—	(6,425)
Reclassification adjustment:
Included in net income (loss)	334	—	—	—	334
Other	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	1,071	182	1,015	2,268
Net unrealized investment gains (losses) excluding credit losses	(1,282)	289	(236)	258	(971)
Net unrealized investment gains (losses) with credit losses	(5)	1	(1)	1	(4)
Balance, March 31, 2022	$(1,287)	$290	$(237)	$259	$(975)

Balance, January 1, 2021	$8,811	$(1,548)	$(1,065)	$(1,302)	$4,896
Net investment gains (losses) arising during the period	(5,129)	—	—	—	(5,129)
Reclassification adjustment:
Included in net income (loss)	(175)	—	—	—	(175)
Other (1)	(33)				(33)
Impact of net unrealized investment gains (losses)		599	757	836	2,192
Net unrealized investment gains (losses) excluding credit losses	3,474	(949)	(308)	(466)	1,751
Net unrealized investment gains (losses) with credit losses	(8)	2	1	1	(4)
Balance, March 31, 2021	$3,466	$(947)	$(307)	$(465)	$1,747
_____________
(1) Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments.

The following tables disclose the fair values and gross unrealized losses of the 3,978 issues as of March 31, 2022 and the 565 issues as of December 31, 2021 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated.
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
March 31, 2022
Fixed Maturities:
Corporate	$28,350	$2,094	$2,863	$292	$31,213	$2,386
U.S. Treasury, government and agency	2,884	82	94	9	2,978	91
States and political subdivisions	257	28	12	3	269	31

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Foreign governments	606	39	120	15	726	54
Asset-backed	6,300	110	178	3	6,478	113
Commercial mortgage-backed	2,860	169	165	19	3,025	188
Total at March 31, 2022	$41,257	$2,522	$3,432	$341	$44,689	$2,863

December 31, 2021:
Fixed Maturities:
Corporate	$10,571	$163	$1,633	$75	$12,204	$238
U.S. Treasury, government and agency	993	11	105	4	1,098	15
States and political subdivisions	120	2	11	—	131	2
Foreign governments	349	6	92	8	441	14
Asset-backed	3,865	20	38	—	3,903	20
Commercial mortgage-backed	1,527	21	96	4	1,623	25
Total at December 31, 2021	$17,425	$223	$1,975	$91	$19,400	$314

The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.6% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of March 31, 2022 and December 31, 2021 were $306 million and $322 million, respectively, representing 3.2% and 2.5% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of March 31, 2022 and December 31, 2021, respectively, approximately $3.0 billion and $2.9 billion, or 4.1% and 3.9%, of the $73.7 billion and $73.4 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $79 million and $18 million as of March 31, 2022 and December 31, 2021, respectively.
As of March 31, 2022 and December 31, 2021, respectively, the $341 million and $91 million of gross unrealized losses of twelve months or more were primarily concentrated in corporate securities. In accordance with the policy described in Note 2 to the Notes to these Consolidated Financial Statements, the Company concluded that an adjustment to allowance for credit losses for these securities was not warranted at either March 31, 2022 or December 31, 2021. As of March 31, 2022 and December 31, 2021, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of March 31, 2022, the Company determined that the unrealized loss was primarily due to increases in credit spreads and changes in credit ratings.
Mortgage Loans on Real Estate
Accrued interest receivable on commercial and agricultural mortgage loans as of March 31, 2022 and December 31, 2021was $58 million and $57 million, respectively. There was no accrued interest written off for commercial and agricultural mortgage loans for the three months ended March 31, 2022 and 2021.
As of March 31, 2022, the Company had no loans for which foreclosure was probable included within the individually assessed mortgage loans, and accordingly had no associated allowance for credit losses.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial mortgage loans and agricultural mortgage loans during the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Allowance for credit losses on mortgage loans:
Commercial mortgages:
Balance, beginning of period	$57	$77
Current-period provision for expected credit losses	(10)	(7)
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Net change in allowance	(10)	(7)
Balance, end of period	$47	$70

Agricultural mortgages:
Balance, beginning of period	$5	$4
Current-period provision for expected credit losses	1	—
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Net change in allowance	1	—
Balance, end of period	$6	$4

Total allowance for credit losses	$53	$74

The change in the allowance for credit losses is attributable to:
•increases/decreases in the loan balance due to new originations, maturing mortgages, and loan amortization; and
•changes in credit quality.
Credit Quality Information
The following tables summarize the Company’s mortgage loans segregated by risk rating exposure as of March 31, 2022 and December 31, 2021.

LTV Ratios (1)

	March 31, 2022
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
	(in millions)
Mortgage loans:
Commercial:
0% - 50%	$—	$—	$—	$—	$184	$1,204	$1,388
50% - 70%	450	1,915	1,361	418	619	3,166	7,929
70% - 90%	140	243	236	412	414	1,100	2,545
90% plus	—	—	—	—	35	—	35
Total commercial	$590	$2,158	$1,597	$830	$1,252	$5,470	$11,897

Agricultural:
0% - 50%	$47	$180	$214	$122	$139	$835	$1,537

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	March 31, 2022
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
	(in millions)
50% - 70%	70	196	261	92	96	337	1,052
70% - 90%	1	—	—	—	—	18	19
90% plus	—	—	—	—	—	—	—
Total agricultural	$118	$376	$475	$214	$235	$1,190	$2,608
Total mortgage loans:
0% - 50%	$47	$180	$214	$122	$323	$2,039	$2,925
50% - 70%	520	2,111	1,622	510	715	3,503	8,981
70% - 90%	141	243	236	412	414	1,118	2,564
90% plus	—	—	—	—	35	—	35
Total mortgage loans	$708	$2,534	$2,072	$1,044	$1,487	$6,660	$14,505

Debt Service Coverage Ratios (2)

	March 31, 2022
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
	(in millions)
Mortgage loans:
Commercial:
Greater than 2.0x	$197	$1,143	$1,259	$210	$772	$2,263	$5,844
1.8x to 2.0x	94	186	135	322	46	743	1,526
1.5x to 1.8x	261	274	109	223	215	1,244	2,326
1.2x to 1.5x	—	264	—	75	47	778	1,164
1.0x to 1.2x	38	291	94	—	88	370	881
Less than 1.0x	—	—	—	—	84	72	156
Total commercial	$590	$2,158	$1,597	$830	$1,252	$5,470	$11,897

Agricultural:
Greater than 2.0x	$18	$48	$63	$23	$12	$226	$390
1.8x to 2.0x	8	51	37	25	14	73	208
1.5x to 1.8x	26	43	113	28	23	217	450
1.2x to 1.5x	23	157	178	101	108	376	943
1.0x to 1.2x	37	76	80	31	74	284	582
Less than 1.0x	6	1	4	6	4	14	35
Total agricultural	$118	$376	$475	$214	$235	$1,190	$2,608
Total mortgage loans:
Greater than 2.0x	$215	$1,191	$1,322	$233	$784	$2,489	$6,234
1.8x to 2.0x	102	237	172	347	60	816	1,734
1.5x to 1.8x	287	317	222	251	238	1,461	2,776
1.2x to 1.5x	23	421	178	176	155	1,154	2,107
1.0x to 1.2x	75	367	174	31	162	654	1,463
Less than 1.0x	6	1	4	6	88	86	191
Total mortgage loans	$708	$2,534	$2,072	$1,044	$1,487	$6,660	$14,505
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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
Past-Due and Nonaccrual Mortgage Loan Status
The following table provides information relating to the aging analysis of past-due mortgage loans as of March 31, 2022 and December 31, 2021, respectively.
Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
March 31, 2022:
Mortgage loans:
Commercial	$—	$—	$—	$—	$11,897	$11,897	$—	$11,897	$—	$—
Agricultural	9	7	30	46	2,546	2,592	16	2,608	—	—
Total	$9	$7	$30	$46	$14,443	$14,489	$16	$14,505	$—	$—

December 31, 2021:
Mortgage loans:
Commercial	$—	$—	$—	$—	$11,451	$11,451	$—	$11,451	$—	$—
Agricultural	1	1	25	27	2,601	2,628	16	2,644	—	—
Total	$1	$1	$25	$27	$14,052	$14,079	$16	$14,095	$—	$—
_______________
(1)Amounts presented at amortized cost basis.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

As of March 31, 2022 and December 31, 2021, the carrying values of problem mortgage loans that had been classified as non-accrual loans were both $14 million.
During the three months ended March 31, 2022 and 2021, there were no mortgage loan on real estate or fixed maturities accounted for as a TDR.
Equity Securities
The table below presents a breakdown of unrealized and realized gains and (losses) on equity securities during the three months ended March 31, 2022 and 2021.
Unrealized and Realized Gains (Losses) from Equity Securities

	Three Months Ended March 31,
	2022	2021
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(40)	$19
Net investment gains (losses) recognized on securities sold during the period	(13)	(6)
Unrealized and realized gains (losses) on equity securities	$(53)	$13
Trading Securities
As of March 31, 2022 and December 31, 2021, respectively, the fair value of the Company’s trading securities was $589 million and $631 million. As of March 31, 2022 and December 31, 2021, respectively, trading securities included the General Account’s investment in Separate Accounts had carrying values of $40 million and $45 million.
The table below shows a breakdown of net investment income (loss) from trading securities during the three months ended March 31, 2022 and 2021.
Net Investment Income (Loss) from Trading Securities

	Three Months Ended March 31,
	2022	2021
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(94)	$(70)
Net investment gains (losses) recognized on securities sold during the period	2	29
Unrealized and realized gains (losses) on trading securities	(92)	(41)
Interest and dividend income from trading securities	16	38
Net investment income (loss) from trading securities	$(76)	$(3)
Fixed maturities, at fair value using the fair value option
The table below shows a breakdown of net investment income (loss) from fixed maturities, at fair value using the fair value option during the three months ended March 31, 2022 and 2021.

Net Investment Income (Loss) from Fixed Maturities, at Fair Value using the Fair Value Option

	Three Months Ended March 31,
	2022	2021
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(5)	$—
Net investment gains (losses) recognized on securities sold during the period	6	1
Unrealized and realized gains (losses) from fixed maturities	1	1
Interest and dividend income from fixed maturities	16	1
Net investment income (loss) from fixed maturities	$17	$2

4)     DERIVATIVES
The Company uses derivatives as part of its overall asset/liability risk management primarily to reduce exposures to equity market and interest rate risks. Derivative hedging strategies are designed to reduce these risks from an economic perspective and are all executed within the framework of a “Derivative Use Plan” approved by applicable states’ insurance law. Derivatives are generally not accounted for using hedge accounting, with the exception of TIPS and cash flow hedges, which are discussed further below. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, fund performance, market volatility and interest rates. A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, bond and bond-index total return swaps, swaptions, variance swaps and equity options, credit and foreign exchange derivatives, as well as bond and repo transactions to support the hedging. The derivative contracts are collectively managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in capital markets. In addition, as part of its hedging strategy, the Company targets an asset level for all variable annuity products at or above a CTE98 level under most economic scenarios (CTE is a statistical measure of tail risk which quantifies the total asset requirement to sustain a loss if an event outside a given probability level has occurred. CTE98 denotes the financial resources a company would need to cover the average of the worst 2% of scenarios.)
Derivatives Utilized to Hedge Exposure to Variable Annuities with Guarantee Features
The Company has issued and continues to offer variable annuity products with GMxB features. The risk associated with the GMDB feature are that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholders’ account balances would support. The risk associated with the GMIB feature is that under-performance of the financial markets could result in the present value of GMIB, in the event of annuitization, being higher than what accumulated policyholders’ account balances would support, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. The risk associated with products that have a GMxB derivative features liability is that under-performance of the financial markets could result in the GMxB derivative features’ benefits being higher than what accumulated policyholders’ account balances would support.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Derivatives Utilized to Hedge Exposure to Foreign Currency Denominated Cash Flows
The Company purchases private placement debt securities and issues funding agreements in the Funding Agreement-Backed Notes (“FABN”) program in currencies other than its functional US dollar currency. The Company enters into cross currency swaps with external counterparties to hedge the exposure of the foreign currency denominated cash flows of these instruments. The foreign currency received from or paid to the cross currency swap counterparty is exchanged for fixed US dollar amounts with improved net investment yields or net product costs over equivalent US dollar denominated instruments issued at that time. The transactions are accounted for as cash flow hedges when they are designated in hedging relationships and qualify for hedge accounting. The first cross currency swap hedges were designated and applied hedge accounting during the quarter ended June 30, 2021.
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
The following table presents the gross notional amount and estimated fair value of the Company’s derivatives:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Derivative Instruments by Category

	March 31, 2022			December 31, 2021
		Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives: Designated for hedge accounting (1)
Cash Flow Hedges:
Currency Swaps	$1,256	$11	$55	$921	$7	$42
Interest Swaps	955	—	439	955	—	395
Total: Designated for hedge accounting	2,211	11	494	1,876	7	437
Derivatives: Not designated for hedge accounting (1)
Equity contracts:
Futures	4,370	2	2	2,640	—	1
Swaps	12,415	9	11	13,378	6	4
Options	44,415	10,690	4,372	48,489	12,024	5,065
Interest rate contracts:
Futures	11,521	—	—	12,575	—	—
Swaps	1,885	5	116	1,889	—	46
Swaptions	—	—	—	—	—	—
Credit contracts:
Credit default swaps	766	11	8	774	9	10
Currency contracts
Currency Swaps	566	6	—	541	1	—
Currency forwards	80	8	7	79	8	7
Other freestanding contracts:
Margin	—	192	—	—	125	—
Collateral	—	217	5,744	—	178	6,160
Total: Not designated for hedge accounting	76,018	11,140	10,260	80,365	12,351	11,293

Embedded Derivatives:
Amounts due from reinsurers (5)	—	5,056	—	—	5,813	—
GMIB reinsurance contracts (2)	—	1,582	—	—	1,848	—
GMxB derivative features liability (3)	—	—	6,924	—	—	8,525
SCS, SIO, MSO and IUL indexed features (4)	—	—	6,126	—	—	6,773
Total Embedded Derivatives	—	6,638	13,050	—	7,661	15,298

Total derivative instruments	$78,229	$17,789	$23,804	$82,241	$20,019	$27,028
___________
(1)Reported in other invested assets in the consolidated balance sheets.
(2) Reported in GMIB reinsurance contract asset in the consolidated balance sheets.
(3)    Reported in future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.
(4)    Reported in policyholders’ account balances in the consolidated balance sheets.
(5)    Represents GMIB NLG ceded related to the Venerable Transaction.
The following table presents the effects of derivative instruments on the consolidated statements of income and comprehensive income (loss).

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Derivative Instruments by Category

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	(in millions)
	Net Derivatives Gain(Losses) (1)	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gain(Losses) (1)	Interest Credited To Policyholders Account Balances	AOCI
Derivatives: Designated for hedge accounting
Cash Flow Hedges:
Currency Swaps	$(4)	$(18)	$13	$—	$—	$—
Interest Swaps	(14)	—	(20)	(4)	—	(6)
Total: Designated for hedge accounting	(18)	(18)	(7)	(4)	—	(6)
Derivatives: Not Designated for hedge accounting
Equity contracts
Futures	58	—	—	(288)	—	—
Swaps	734	—	—	(1,271)	—	—
Options	(284)	—	—	1,145	—	—
Interest Rate contracts
Futures	(512)	—	—	(949)	—	—
Swaps	(149)	—	—	(2,911)	—	—
Swaptions	—	—	—	—	—	—
Credit contracts
Credit Default Swaps	2	—	—	—	—	—
Currency contracts
Currency Swaps	5	—	—	1	—	—
Currency forwards	1	—	—	—	—	—
Other freestanding contracts
Margin	—	—	—	—	—	—
Collateral	—	—	—	—	—	—
Total: Not designated for hedge accounting	(145)	—	—	(4,273)	—	—

Embedded Derivatives
Amounts due from reinsurers	(767)	—	—	—	—	—
GMIB reinsurance contracts	(260)	—	—	(578)	—	—
GMxB derivative features liability (2)	1,688	—	—	3,408	—	—
SCS, SIO,MSO and IUL indexed features	323	—	—	(1,145)	—	—
Total Embedded Derivatives	$984	$—	$—	$1,685	$—	$—

Total derivative instruments	$821	$(18)	$(7)	$(2,592)	$—	$(6)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

(1)Reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2)Excludes settlement fees of $46 million on CS Life reinsurance contract for the three months ended March 31, 2021.
The table that follow below present a roll-forward of cash flow hedges recognized in AOCI.
Roll-forward of Cash flow hedges in AOCI

	Three Months Ended March 31,
	2022	2021
	(in millions)
Balance, beginning of period	$(208)	$(126)
Amount recorded in AOCI
Currency Swaps	(3)	—
Interest Swaps	(39)	(22)
Total Amount recorded in AOCI	(42)	(22)
Amount reclassified from AOCI to income
Currency Swaps	16	—
Interest Swaps	19	16
Total Amount reclassified from AOCI to income	35	16
Ending Balance, March 31 (1)	$(215)	$(132)
_______________
(1) The Company does not estimate the amount of the deferred losses in AOCI at three months ended March 31, 2022 and 2021 which will be released and reclassified into Net income (loss) over the next 12 months as the amounts cannot be reasonably estimated.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts as of March 31, 2022 and December 31, 2021 are exchange-traded and net settled daily in cash. As of March 31, 2022 and December 31, 2021, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $209 million and $109 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $183 million and $200 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and EAFE indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $16 million and $16 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of March 31, 2022 and December 31, 2021, respectively, the Company held $5.7 billion and $6.2 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $217 million and $178 million as of March 31, 2022 and December 31, 2021, respectively, in the normal operation of its collateral arrangements.
The following tables presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments as of March 31, 2022 and December 31, 2021:

Offsetting of Financial Assets and Liabilities and Derivative Instruments

As of March 31, 2022

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (3)	Net Amount
	(in millions)
Assets:
Derivative assets (1)	$11,151	$10,611	$540	$—	$540
Other financial assets	2,085	—	2,085	—	2,085
Other invested assets	$13,236	$10,611	$2,625	$—	$2,625

Liabilities:
Derivative liabilities (2)	$10,754	$10,611	$143	$—	$143
Other financial liabilities	3,887	—	3,887	—	3,887
Other liabilities	$14,641	$10,611	$4,030	$—	$4,030
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
Assets allocated to the Closed Block inure solely to the benefit of the Closed Block policyholders and will not revert to the benefit of the Company. No reallocation, transfer, borrowing or lending of assets can be made between the Closed Block and other portions of the Company’s General Account, any of its Separate Accounts or any affiliate of the Company without the approval of the New York State Department of Financial Services (the “NYDFS”). Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the General Account. For more information on the Closed Block, see Note 6 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Summarized financial information for the Company’s Closed Block is as follows:

	March 31, 2022	December 31, 2021
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$5,866	$5,928
Policyholder dividend obligation	—	—
Other liabilities	8	39
Total Closed Block liabilities	5,874	5,967

Assets Designated to the Closed Block:
Fixed maturities AFS, at fair value (amortized cost of $3,198 and $3,185) (allowance for credit losses of $0 and $0)	3,200	3,390
Mortgage loans on real estate (net of allowance for credit losses of $3 and $4)	1,693	1,771
Policy loans	595	602
Cash and other invested assets	110	63
Other assets	49	90
Total assets designated to the Closed Block	5,647	5,916

Excess of Closed Block liabilities over assets designated to the Closed Block	227	51
Amounts included in AOCI:
Net unrealized investment gains (losses), net of policyholders’ dividend obligation: $0 and $0; and net of income tax: $0 and $(43)	12	172
Maximum future earnings to be recognized from Closed Block assets and liabilities	$239	$223

The Company’s Closed Block revenues and expenses were as follows:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Revenues:
Premiums and other income	$33	$39
Net investment income (loss)	58	60
Investment gains (losses), net	1	—
Total revenues	92	99

Benefits and Other Deductions:
Policyholders’ benefits and dividends	76	106
Other operating costs and expenses	—	1
Total benefits and other deductions	76	107
Net income (loss), before income taxes	16	(8)
Income tax (expense) benefit	1	(1)
Net income (loss)	$17	$(9)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

A reconciliation of the Company’s policyholder dividend obligation follows:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Beginning balance	$—	$160
Unrealized investment gains (losses)	—	(132)
Ending balance	$—	$28

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
Change in Liability for Variable Annuity Contracts with GMDB and GMIB Features and No NLG Feature
Three Months Ended March 31, 2022 and 2021

	GMDB			GMIB
	Direct	Assumed (1) (2)	Ceded	Direct	Assumed (1) (2)	Ceded
	(in millions)
Balance, January 1, 2022	$4,951	$—	$(2,216)	$5,892	$—	$(3,968)
Paid guarantee benefits	(133)	—	56	(120)	—	15
Other changes in reserve	222	—	(93)	252	—	203
Balance, March 31, 2022	$5,040	$—	$(2,253)	$6,024	$—	$(3,750)

Balance, January 1, 2021	$5,097	$72	$(88)	$6,026	$196	$(2,488)
Paid guarantee benefits	(133)	(6)	3	(92)	(52)	14
Other changes in reserve	122	6	1	32	—	567
Balance, March 31, 2021	$5,086	$72	$(84)	$5,966	$144	$(1,907)
(1)Change in Assumed is driven by the sale of CSLRC to Venerable.
(2)Includes the impact as of June 1, 2021 on the ceded reserves to Venerable. See Note 1 of the Notes to these Consolidated Financial Statements for details of the Venerable Transaction.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Liabilities for Embedded and Freestanding Insurance Related Derivatives
The liability for the GMxB derivative features, the liability for SCS, SIO, MSO and IUL indexed features and the asset and liability for the GMIB reinsurance contracts and amounts due from reinsurers related to GMIB NLG product features (GMIB NLG Reinsurance) are considered embedded or freestanding insurance derivatives and are reported at fair value. For the fair value of the assets and liabilities associated with these embedded or freestanding insurance derivatives, see Note 7 of the Notes to these Consolidated Financial Statements.
Account Values and Net Amount at Risk
Account Values and NAR for direct variable annuity contracts in force with GMDB and GMIB features as of March 31, 2022 are presented in the following tables by guarantee type. For contracts with the GMDB feature, the NAR in the event of death is the amount by which the GMDB feature exceeds the related Account Values. For contracts with the GMIB feature, the NAR in the event of annuitization is the amount by which the present value of the GMIB benefits exceed the related Account Values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB features may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive.
Direct Variable Annuity Contracts with GMDB and GMIB Features as of March 31, 2022

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rate)
Variable annuity contracts with GMDB features
Account Values invested in:
General Account	$16,395	$86	$50	$156	$16,687
Separate Accounts	55,562	9,058	3,107	31,437	99,164
Total Account Values	$71,957	$9,144	$3,157	$31,593	$115,851

NAR, gross	$175	$325	$1,487	$18,079	$20,066
NAR, net of amounts reinsured	$170	$292	$1,057	$9,363	$10,882

Average attained age of policyholders (in years)	51.5	69.2	75.6	71.3	55.7
Percentage of policyholders over age 70	11.8%	51.8%	73.1%	57.9%	20.8%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

Variable annuity contracts with GMIB features
Account Values invested in:
General Account	$—	$—	$15	$201	$216
Separate Accounts	—	—	24,565	33,461	58,026
Total Account Values	$—	$—	$24,580	$33,662	$58,242

NAR, gross	$—	$—	$586	$8,673	$9,259
NAR, net of amounts reinsured	$—	$—	$188	$3,539	$3,727

Average attained age of policyholders (in years)	N/A	N/A	65.2	71.0	68.8
Weighted average years remaining until annuitization	N/A	N/A	5.9	0.6	2.6
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

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
Investment in Variable Insurance Trust Mutual Funds

	March 31, 2022		December 31, 2021
	GMDB	GMIB	GMDB	GMIB
Mutual Fund Type	(in millions)
Equity	$48,411	$18,112	$52,771	$20,015
Fixed income	5,094	2,331	5,391	2,507
Balanced	44,595	37,322	48,390	40,491
Other	1,064	261	1,025	263
Total	$99,164	$58,026	$107,577	$63,276
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

	Direct Liability (1)
	Three Months Ended March 31,
	2022	2021
	(in millions)
Beginning balance	$1,096	$1,022
Paid guarantee benefits	(8)	(15)
Other changes in reserves	24	43
Ending balance	$1,112	$1,050
_____________
(1)There were no amounts of reinsurance ceded in any period presented.
7)    FAIR VALUE DISCLOSURES

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. As of March 31, 2022 and December 31, 2021, no assets or liabilities were required to be measured at fair value on a non-recurring basis.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Fair Value Measurements as of March 31, 2022

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments
Fixed maturities, AFS:
Corporate (1)	$—	$48,512	$1,683	$50,195
U.S. Treasury, government and agency	—	9,348	—	9,348
States and political subdivisions	—	650	32	682
Foreign governments	—	1,084	—	1,084
Residential mortgage-backed (2)	—	88	—	88
Asset-backed (3)	—	7,092	332	7,424
Commercial mortgage-backed	—	3,279	238	3,517
Redeemable preferred stock	—	48	—	48
Total fixed maturities, AFS	—	70,101	2,285	72,386
Fixed maturities, at fair value using the fair value option	—	1,285	342	1,627
Other equity investments (7)	315	461	7	783
Trading securities	330	207	52	589
Other invested assets:
Short-term investments	—	306	—	306
Assets of consolidated VIEs/VOEs	87	405	5	497
Swaps	—	(589)	—	(589)
Credit default swaps	—	3	—	3
Futures	—	—	—	—
Options	—	6,318	—	6,318
Total other invested assets	87	6,443	5	6,535
Cash equivalents	2,994	804	—	3,798
Segregated securities	—	1,693	—	1,693
Amounts due from reinsurer (6)	—	—	5,056	5,056
GMIB reinsurance contracts asset	—	—	1,582	1,582
Separate Accounts assets (4)	133,207	2,887	—	136,094
Total Assets	$136,933	$83,881	$9,329	$230,143

Liabilities
Notes issued by consolidated VIE’s, at fair value using the fair value option (5)	$—	$1,378	$—	$1,378
GMxB derivative features’ liability	—	—	6,924	6,924
SCS, SIO, MSO and IUL indexed features’ liability	—	6,126	—	6,126
Liabilities of consolidated VIEs and VOEs	16	3	—	19
Contingent payment arrangements	—	—	39	39
Total Liabilities	$16	$7,507	$6,963	$14,486
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(4)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate. As of March 31, 2022, the fair value of such investments was $414 million.
(5)Includes CLO short-term debt of $204 million, which is inclusive as fair valued within Notes issued by consolidated VIE’s, at fair value using the fair value option. Accrued interest payable of $8 million is reported in Notes issued by consolidated VIE’s, at fair value using the fair value option in the consolidated balance sheets, which is not required to be measured at fair value on a recurring basis.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

(6)This represents GMIB NLG ceded reserves related to the Venerable Transaction. See Note 1 of the Notes to these Consolidated Financial Statements for details of the Venerable Transaction.
(7)Includes short position equity securities of $31 million that are reported in other liabilities.
Fair Value Measurements as of December 31, 2021

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments
Fixed maturities, AFS:
Corporate (1)	$—	$51,007	$1,504	$52,511
U.S. Treasury, government and agency	—	15,385	—	15,385
States and political subdivisions	—	627	35	662
Foreign governments	—	1,152	—	1,152
Residential mortgage-backed (2)	—	98	—	98
Asset-backed (3)	—	5,926	8	5,934
Commercial mortgage-backed (2)	—	2,401	20	2,421
Redeemable preferred stock	—	53	—	53
Total fixed maturities, AFS	—	76,649	1,567	78,216
Fixed maturities, at fair value using the fair value option		1,440	201	1,641
Other equity investments	322	457	5	784
Trading securities	340	226	65	631
Other invested assets:
Short-term investments	—	30	—	30
Assets of consolidated VIEs/VOEs	166	450	11	627
Swaps	—	(473)	—	(473)
Credit default swaps	—	(1)	—	(1)
Futures	(1)	—	—	(1)
Options	—	6,959	—	6,959
Swaptions	—	—	—	—
Total other invested assets	165	6,965	11	7,141
Cash equivalents	3,275	293	—	3,568
Segregated securities	—	1,504	—	1,504
Amounts due from reinsurer	—	—	5,813	5,813
GMIB reinsurance contracts asset	—	—	1,848	1,848
Separate Accounts assets (4)	144,124	2,572	1	146,697
Total Assets	$148,226	$90,106	$9,511	$247,843

Liabilities
Notes issued by consolidated VIE’s, at fair value using the fair value option (5)	$—	$1,277	$—	$1,277
GMxB derivative features’ liability	—	—	8,525	8,525
SCS, SIO, MSO and IUL indexed features’ liability	—	6,773	—	6,773
Liabilities of consolidated VIEs and VOEs	16	2	—	18
Contingent payment arrangements	—	—	38	38
Total Liabilities	$16	$8,052	$8,563	$16,631
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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
The Company also issues certain benefits on its variable annuity products that are accounted for as derivatives and are also considered Level 3. The GMIB NLG feature allows the policyholder to receive guaranteed minimum lifetime annuity payments based on predetermined annuity purchase rates applied to the contract’s benefit base if and when the contract account value is depleted and the NLG feature is activated. The GMWB feature allows the policyholder to withdraw at minimum, over the life of the contract, an amount based on the contract’s benefit base. The GWBL feature allows the policyholder to withdraw, each year for the life of the contract, a specified annual percentage of an amount based on the contract’s benefit base. The GMAB feature increases the contract account value at the end of a specified period to a GMAB base. The GIB feature provides a lifetime annuity based on predetermined annuity purchase rates if and when the contract account value is depleted. This lifetime annuity is based on predetermined annuity purchase rates applied to a GIB base.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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
The valuations of the GMIB reinsurance contract asset, GMIB NLG Reinsurance and GMxB derivative features liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and equity projections of Separate Account funds. The credit risks of the counterparty and of the Company are considered in determining the fair values of its GMIB reinsurance contract asset, GMIB NLG Reinsurance and GMxB derivative features liability positions, respectively, after taking into account the effects of collateral arrangements. Incremental adjustment to the U.S. Treasury curve for non-performance risk is made to the fair values of the GMIB reinsurance contract asset, GMIB NLG Reinsurance and GMIB NLG feature to reflect the claims-paying ratings of counterparties and the Company. Equity and fixed income volatilities were modeled to reflect current market volatilities. Due to the unique, long duration of the GMIB NLG feature and GMIB NLG Reinsurance , adjustments were made to the equity volatilities to remove the illiquidity bias associated with the longer tenors and risk margins were applied to the non-capital markets inputs to the GMIB NLG valuations.
After giving consideration to collateral arrangements, the impact to the fair value of its GMIB reinsurance contract asset was a decrease of $126 million and $107 million as of March 31, 2022 and December 31, 2021, respectively, to recognize incremental counterparty non-performance risk.
After giving consideration to collateral arrangements, the impact to the fair value of its Amounts due from Reinsurers was a decrease of $215 million and $210 million at March 31, 2022 and December 31, 2021 to recognize incremental counterparty non-performance risk.
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
Transfers of Financial Instruments Between Levels 2 and 3
During the three months ended March 31, 2022, fixed maturities with fair values of $110 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $258 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 3.9% of total equity as of March 31, 2022.
During the three months ended March 31, 2021, fixed maturities with fair values of $549 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $2 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 4.5% of total equity as of March 31, 2021.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The tables below present reconciliations for all Level 3 assets and liabilities and changes in unrealized gains (losses) for the three months ended March 31, 2022 and 2021, respectively.

	Corporate	State and Political Subdivisions	Asset-backed	CMBS	Trading Securities, at Fair Value	Fixed maturities, at FVO

Balance, January 1, 2022	$1,504	$35	$8	$20	$65	$201
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1	—	—	—	—	(4)
Investment gains (losses), net	1	—	—	—	(13)	—
Subtotal	2	—	—	—	(13)	(4)
Other comprehensive income (loss)	(31)	(2)	—	(1)	—	—
Purchases	232	—	325	219	—	89
Sales	(87)	(1)	(1)	—	—	(29)
Activity related to consolidated VIEs/VOEs	—	—	—	—	—	—
Transfers into Level 3 (1)	70	—	—	—	—	188
Transfers out of Level 3 (1)	(7)	—	—	—	—	(103)
Balance, March 31, 2022	$1,683	$32	$332	$238	$52	$342
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$(13)	$(4)
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$(29)	$(2)	$—	$(1)	$—	$—

Balance, January 1, 2021	$1,702	$39	$20	$—	$39	$80
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1	—	—	—	—	3
Investment gains (losses), net	(6)	—	—	—	—	—
Subtotal	(5)	—	—	—	—	3
Other comprehensive income (loss)	9	(1)	—	—	—	—
Purchases	165	—	50	4	—	88
Sales	(69)	—	(5)	—	—	(8)
Activity related to consolidated VIEs/VOEs	—	—	—	—	—
Transfers into Level 3 (1)	2	—	—	—	—	7
Transfers out of Level 3 (1)	(549)	—	—	—	—	(28)
Balance, March 31, 2021	$1,255	$38	$65	$4	$39	$142
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$9	$(1)	$—	$—	$—	$—
_____________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

(2)For instruments held as of March 31, 2022 or March 31, 2021, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

	Other Equity Investments (7)	GMIB Reinsurance Contract Asset	Amounts Due from Reinsurers	Separate Accounts Assets	GMxB Derivative Features Liability	Contingent Payment Arrangement

Balance, January 1, 2022	$16	$1,848	$5,815	$1	$(8,525)	$(38)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—	—	—	—	—
Net derivative gains (losses) (1)	—	(260)	(767)	—	1,688	—
Total realized and unrealized gains (losses)	—	(260)	(767)	—	1,688	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases (2)	—	10	33	—	(120)	1
Sales (3)	—	(16)	(25)	(1)	32	—
Activity related to consolidated VIEs/VOEs	(2)	—	—	—	—	—
Transfers into Level 3 (4)	—	—		—	—	—
Transfers out of Level 3 (4)	(3)	—	—	—	—	—
Balance, March 31, 2022	$11	$1,582	$5,056	$—	$(6,925)	$(37)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (6)	$—	$(260)	$(767)	$—	$1,688	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (6)	$—	$—	$—	$—	$—	$—

Balance, January 1, 2021	$84	$2,488	$—	$1	$(11,131)	$(28)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	1	—	—	—	—	—
Net derivative gains (losses) (1) (5)	—	(578)	—	—	3,408	—
Total realized and unrealized gains (losses)	1	(578)	—	—	3,408	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases (2)	2	11	—	—	(119)	(7)
Sales (3)	(2)	(14)	—	—	18	—
Activity related to consolidated VIEs/VOEs	(2)	—	—	—	—	(1)
Transfers into Level 3 (4)	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	(1)	—	—
Balance, March 31, 2021	$83	$1,907	$—	$—	$(7,824)	$(36)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (6)	$1	$(578)	$—	$—	$3,408	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (6)	$—	$—	$—	$—	$—	$—

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

______________
(1)For the three months ended March 31, 2022 and 2021, the Company’s non-performance risk impact of $483 million and $79 million for the GMxB Derivative Features Liability, $(36) million and $(15) million for the GMIB Reinsurance Contract Asset, and $(42) million and $0 million for the Amounts Due from Reinsurers, respectively, is recorded through Net derivative gains (losses).
(2)For the GMIB reinsurance contract asset, Amounts Due from Reinsurers and GMxB derivative features liability, represents attributed fee.
(3)For the GMIB reinsurance contract asset and Amounts Due from Reinsurers, represents recoveries from reinsurers and for GMxB derivative features liability represents benefits paid.
(4) Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(5) For the three months ended March 31, 2021, GMxB Derivative Features Liability excludes settlement fees on CS Life reinsurance contract of $46 million.
(6) For instruments held as of March 31, 2022 or March 31, 2021, amounts are included in net investment income or net derivative gains
(losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(7) Other Equity Investments include other invested assets.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of March 31, 2022 and December 31, 2021, respectively.
Quantitative Information about Level 3 Fair Value Measurements as of March 31, 2022

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$334	Matrix pricing model	Spread over Benchmark	20 bps - 299 bps	106 bps
	891	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples Loan to value	5.0x - 77.6x 7.2% - 33.6% 0.5x - 11.6x 0.0% - 62.1%	13.9x 9.8% 6.4x 30.0%
Trading Securities, at Fair Value	52	Discounted Cash Flow	Earnings multiple Discount factor Discount years	7.3x 10.0% 11
Other equity investments	4	Market comparable companies	Revenue multiple	7.7x - 9.5x	9.2x
GMIB reinsurance contract asset	1,582	Discounted cash flow	Lapse rates Withdrawal Rates GMIB Utilization Rates Non-performance risk Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.45%-20.86% 0.27%-8.66% 0.04%-60.44% 82 bps - 130 bps 9%-32% 0.01%-0.17% 0.06%-0.53% 0.31%-40.00%	2.78% 0.91% 5.28% 84 bps 24% 2.85% (same for all ages) (same for all ages)
Amount Due from Reinsurers	5,056	Discounted Cash Flow	Lapse rates Withdrawal Rates GMIB Utilization Rates Non-performance risk (bps) Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.45%-20.86% 0.27%-8.66% 0.04%-60.44% 48 bps 9%-32% 0.01%-0.17% 0.06%-0.53% 0.31%-40.00%	1.79% 1.15% 7.40% 48 bps 24% 2.17% (same for all ages) (same for all ages)
Liabilities:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
AB Contingent Consideration Payable	39	Discounted cash flow	Expected revenue growth rates Discount rate	2.0% - 83.9% 1.9% - 10.4%	7.9% 7.0%
GMIB NLG	6,936	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality rates (1): Ages 0 - 40 Ages 41-60 Ages 61-115	151 bps 1.04%-23.57% 0.27%-8.66% 0.03%-100.00% 0.01%-0.19% 0.07%-0.57% 0.44%-43.60%	151 bps 3.69% 1.03% 5.37% 1.62% (same for all ages) (same for all ages)
GWBL/GMWB	83	Discounted cash flow	Lapse rates Withdrawal Rates Utilization Rates Volatility rates - Equity Non-performance risk(bps)	0.60%-20.86% 0.00%-8.00% 100% once starting 9%-32% 151 bps	2.78% 0.91% 24%
GIB	(93)	Discounted cash flow	Lapse rates Withdrawal Rates Utilization Rates Volatility rates - Equity Non-performance risk(bps)	0.60%-20.86% 0.13%-8.66% 0.04%-100.00% 9% - 32% 151 bps	2.78% 0.91% 5.28% 24%
GMAB	(3)	Discounted cash flow	Lapse rates Volatility rates - Equity Non-performance risk(bps)	0.60%-20.86% 9%-32% 151 bps	2.78% 24%
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
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$258	Matrix pricing model	Spread over benchmark	20 bps - 270 bps	144 bps
	888	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples Loan to value	4.9x - 62.3x 6.2% - 21.5% 0.5x-10.0x 3.1%-63.4%	13.0x 9.1% 5.5x 30.8%
Trading Securities, at Fair Value	65	Discounted cash flow	Earnings multiple Discounts factor Discount years	7.3x 10.00% 11
Other equity investments	4	Market comparable companies	Revenue multiple	7.8x - 10.3x	9.5x

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(in millions)
GMIB reinsurance contract asset	1,848	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	57 bps - 93 bps 0.45% - 20.86% 0.27% - 8.66% 0.04% - 60.44% 11% - 31% 0.01% - 0.17% 0.06% - 0.53% 0.31% - 40.00%	60 bps 2.65% 0.93% 5.27% 24% 2.79% (same for all ages) (same for all ages)
Amount Due from Reinsurers	5,813	Discounted Cash Flow	Lapse rates Withdrawal Rates GMIB Utilization Rates Non-performance risk (bps) Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.45%-20.86% 0.27%-8.66% 0.04%-60.44% 37 bps 11%-31% 0.01%-0.17% 0.06%-0.53% 0.31%-40.00%	1.70% 1.18% 7.20% 37 bps 24% 2.17% (same for all ages) (same for all ages)
Liabilities:
AB Contingent Consideration Payable	38	Discounted cash flow	Expected revenue growth rates Discount rate	2.0% - 83.9% 1.9% - 10.4%	11.9% 7.0%
GMIB NLG	8,503	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	111 bps 1.04% - 23.57% 0.27% - 8.66% 0.03% -100.00% 0.01% - 0.19% 0.07% - 0.57% 0.44% - 43.60%	111 bps 3.55% 1.04% 5.24% 1.62% (same for all ages) (same for all ages)
GWBL/GMWB	99	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	111 bps 0.60%-20.86% 0.00%-8.00% 100% once starting 11%-31%	2.65% 0.93% 24%
GIB	(75)	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	111 bps 0.60%-20.86% 0.13%-8.66% 0.04%-100.00% 11%-31%	2.65% 0.93% 5.27% 24%
GMAB	(3)	Discounted cash flow	Non-performance risk Lapse rates Volatility rates - Equity	111 bps 0.60%-20.86% 11%-31%	2.65% 24%
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Level 3 Financial Instruments for which Quantitative Inputs are Not Available
Certain Privately Placed Debt Securities with Limited Trading Activity
Excluded from the tables above as of March 31, 2022 and December 31, 2021, respectively, are approximately $1.4 billion and $635 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above as of March 31, 2022 and December 31, 2021, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit risk transfer securities, and equipment financings. Included in the tables above as of March 31, 2022 and December 31, 2021, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
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
The significant unobservable inputs used in the fair value measurement of the Company’s GMIB NLG liability and GMIB NLG Reinsurance are lapse rates, withdrawal rates, GMIB utilization rates, adjustment for non-performance risk and NLG forfeiture rates. NLG forfeiture rates are caused by excess withdrawals above the annual GMIB accrual rate that cause the NLG to expire. Significant decreases in lapse rates, NLG forfeiture rates, adjustment for non-

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

performance risk and GMIB utilization rates would tend to increase the GMIB NLG liability and GMIB NLG Reinsurance, while decreases in withdrawal rates and volatility rates would tend to decrease the GMIB NLG liability and GMIB NLG Reinsurance.
The significant unobservable inputs used in the fair value measurement of the Company’s GMWB and GWBL liability are lapse rates and withdrawal rates. Significant increases in withdrawal rates or decreases in lapse rates in isolation would tend to increase these liabilities. Increases in volatility would increase these liabilities.
Carrying Value of Financial Instruments Not Otherwise Disclosed in Note 3 and Note 4 of the Notes to these Consolidated Financial Statements
The carrying values and fair values as of March 31, 2022 and December 31, 2021 for financial instruments not otherwise disclosed in Note 3 and Note 4 of the Notes to these Consolidated Financial Statements are presented in the table below.
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
March 31, 2022:
Mortgage loans on real estate	$14,452	$—	$—	$13,911	$13,911
Policy loans	$4,010	$—	$—	$4,956	$4,956
Policyholders’ liabilities: Investment contracts	$2,014	$—	$—	$1,982	$1,982
FHLB funding agreements	$6,088	$—	$6,047	$—	$6,047
FABN funding agreements	$6,673	$—	$6,271	$—	$6,271
Short-term and long-term debt (1)	$3,840	$—	$4,111	$—	$4,111
Separate Accounts liabilities	$11,785	$—	$—	$11,785	$11,785

December 31, 2021:
Mortgage loans on real estate	$14,033	$—	$—	$14,308	$14,308
Policy loans	$4,024	$—	$—	$5,050	$5,050
Policyholders’ liabilities: Investment contracts (2)	$2,035	$—	$—	$2,103	$2,103
FHLB funding agreements	$6,647	$—	$6,679	$—	$6,679
FABN funding agreements	$6,689	$—	$6,626	$—	$6,626
Short-term and long-term debt (1)	$3,839	$—	$4,544	$—	$4,544
Separate Accounts liabilities	$11,620	$—	$—	$11,620	$11,620
_____________
(1)Excludes CLO short-term debt of $204 million which is inclusive as fair valued within Notes issued by consolidated VIE’s, at fair value using the fair value option.
(2) Reflects transfer of certain policyholders account balances to future policyholder benefits and other policyholders liabilities related to structured settlement which occurred during July 2021.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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
AB Retirement Plans

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

AB maintains a qualified, non-contributory, defined benefit retirement plan covering current and former employees who were employed by AB in the United States prior to October 2, 2000 (the “AB Plan”). Benefits under the AB Plan are based on years of credited service, average final base salary, and primary Social Security benefits.
Net Periodic Pension Expense
Components of net periodic pension expense for the Company’s plans were as follows:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Service cost	$2	$2
Interest cost	14	14
Expected return on assets	(39)	(38)
Prior Period Svc Cost Amortization	(1)	(1)
Actuarial (gain) loss	—	1
Net amortization	20	29
Net Periodic Pension Expense	$(4)	$7
9)    INCOME TAXES
Income tax expense for the three months ended March 31, 2022 and 2021 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
10)    EQUITY
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows:

	March 31, 2022			December 31, 2021
Series	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
Series A	32,000	32,000	32,000	32,000	32,000	32,000
Series B	20,000	20,000	20,000	20,000	20,000	20,000
Series C	12,000	12,000	12,000	12,000	12,000	12,000
Total	64,000	64,000	64,000	64,000	64,000	64,000

Dividends declared per share were as follows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Series A dividends declared	$328	$328
Series B dividends declared	$—	$—
Series C dividends declared	$269	$200
Common Stock
Dividends declared per share of common stock were as follows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Dividends declared	$0.18	$0.17

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Share Repurchase

On February 9, 2022, the Company’s Board of Directors authorized a new $1.2 billion share repurchase program. Under this program, the Company may, from time to time purchase shares of its common stock through various means. The Company may choose to suspend or discontinue the repurchase program at any time. The repurchase program does not obligate the Company to purchase any particular number of shares. As of March 31, 2022, Holdings had authorized capacity of approximately $955 million remaining in its share repurchase program.
Holdings repurchased a total of 8.6 million and 14.5 million shares of its common stock at an average price of $31.96 and $29.71 per share, respectively through open market repurchases, ASRs and privately negotiated transactions during the three months ended March 31, 2022 and 2021.
During the three months ended March 31, 2022 and 2021, Holdings repurchased 7.9 million and 3.2 million shares of its common stock through open market repurchases.
Accumulated Other Comprehensive Income (Loss)
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances as of March 31, 2022 and December 31, 2021 follow:

	March 31,	December 31,
	2022	2021
	(in millions)
Unrealized gains (losses) on investments	$(1,142)	$2,684
Defined benefit pension plans	(626)	(669)
Foreign currency translation adjustments	(57)	(45)
Total accumulated other comprehensive income (loss)	(1,825)	1,970
Less: Accumulated other comprehensive income (loss) attributable to noncontrolling interest	(38)	(34)
Accumulated other comprehensive income (loss) attributable to Holdings	$(1,787)	$2,004

The components of OCI, net of taxes for the three months ended March 31, 2022 and 2021 follow:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$(5,080)	$(4,059)
(Gains) losses reclassified into net income (loss) during the period (1)	264	(164)
Net unrealized gains (losses) on investments	(4,816)	(4,223)
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	990	1,070
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $(1,018) and $838)	(3,826)	(3,153)
Change in defined benefit plans:
Reclassification to Net income (loss) of amortization of net prior service credit included in net periodic cost	43	33
Change in defined benefit plans (net of deferred income tax expense (benefit) of $(9) and $9)	43	33
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period	(12)	(6)
Foreign currency translation adjustment	(12)	(6)
Total other comprehensive income (loss), net of income taxes	(3,795)	(3,126)
Less: Other comprehensive income (loss) attributable to noncontrolling interest	(4)	(3)
Other comprehensive income (loss) attributable to Holdings	$(3,791)	$(3,123)
_______________

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

(1)See “Reclassification adjustments” in Note 3 of the Notes to these Consolidated Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of $(70) million and $44 million for the three months ended March 31, 2022 and 2021, respectively.
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
11)    REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests are presented in the table that follows:

	Three months Ended March 31,
	2022	2021
	(in millions)
Balance, beginning of period	$468	$143
Net earnings (loss) attributable to redeemable noncontrolling interests	(27)	—
Purchase/change of redeemable noncontrolling interests	(55)	(6)
Balance, end of period	$386	$137

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of March 31, 2022, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $250 million.
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
In August 2015, a lawsuit was filed in Connecticut Superior Court entitled Richard T. O’Donnell, on behalf of himself and all others similarly situated v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action on behalf of all persons who purchased variable annuities from Equitable Financial, which were subsequently subjected to the volatility management strategy and who suffered injury as a result thereof. Plaintiff asserts a claim for breach of contract alleging that Equitable Financial implemented the volatility management strategy in violation of applicable law. Plaintiff seeks an award of damages individually and on a classwide basis, and costs and disbursements, including attorneys’ fees, expert witness fees and other costs. In 2015, the case was transferred to the Southern District of New York and, in 2018, transferred back to Connecticut Superior Court. In August 2019, the court granted Equitable Financial’s motion to strike, which sought dismissal of the complaint, and in September 2019, Plaintiff filed an Amended Class Action Complaint. Equitable Financial filed renewed motions to strike and to dismiss and for an entry of judgment in October 2019. In August 2020, the court granted Equitable Financial’s motion for entry of judgment. Plaintiff filed a notice of appeal and in February 2022, the Connecticut Appellate Court reversed the Superior Court’s entry of judgement. In April 2022, the Connecticut Supreme Court granted Equitable Financial’s petition to review the decision of the Connecticut Appellate Court. We are vigorously defending this matter.
In February 2016, a lawsuit was filed in the Southern District of New York entitled Brach Family Foundation, Inc. v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action brought on behalf of all owners of UL policies subject to Equitable Financial’s COI rate increase. In early 2016, Equitable Financial raised COI rates for certain UL policies issued between 2004 and 2008, which had both issue ages 70 and above and a current face value amount of $1 million and above. A second putative class action was filed in the District of Arizona in 2017 and consolidated with the Brach matter in federal court in New York. The consolidated amended class action complaint alleges the following claims: breach of contract; misrepresentations in violation of Section 4226 of the New York Insurance Law; violations of New York General Business Law Section 349; and violations of the California Unfair Competition Law, and the California Elder Abuse Statute. Plaintiffs seek: (a) compensatory damages, costs, and, pre- and post-judgment interest; (b) with respect to their claim concerning Section 4226, a penalty in the amount of premiums paid by the plaintiffs and the putative class; and (c) injunctive relief and attorneys’ fees in connection with their statutory claims. In August 2020, the federal district court issued a decision certifying nationwide breach of contract and Section 4226 classes, and a New York State Section 349 class. Owners of a substantial number of policies opted out of the Brach class action. Most opt-out policies are not yet the subject of litigation. Others filed suit previously including five federal actions that have been coordinated with the Brach action and contain similar allegations along with additional allegations for violations of state consumer protection statutes and common law fraud. In March 2022, the federal district court issued a summary judgment decision, denying in significant part but granting in part Equitable Financial’s motion and denying the motion filed by plaintiffs in the coordinated actions. Equitable Financial has commenced settlement discussions with the Brach class action plaintiffs and plaintiffs in the coordinated actions. No assurances can be given about the outcome of those settlement discussions. Equitable Financial has settled actual and threatened litigations challenging the COI increase by individual policyowners and one entity that invested in numerous policies purchased in the life settlement market. Two actions are also pending against Equitable Financial in New York state court. Equitable Financial is vigorously defending each of these matters.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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
Federal Home Loan Bank (“FHLB”)
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
Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. Equitable Financial has purchased FHLB stock of $286 million and pledged collateral with a carrying value of $9.9 billion as of March 31, 2022.
Funding agreements are reported in policyholders’ account balances in the consolidated balance sheets. For other instruments used for asset/liability and cash management purposes, see “Derivative and offsetting assets and liabilities” included in Note 4 of the Notes to these Consolidated Financial Statements. The table below summarizes the Company’s activity of funding agreements with the FHLB.
Change in FHLB Funding Agreements during the Three Months Ended March 31, 2022

	Outstanding Balance at December 31, 2021	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at March 31, 2022
	(in millions)
Short-term funding agreements:
Due in one year or less	$5,353	$13,688	$14,435	$—	$—	$4,606

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Long-term funding agreements:
Due in years two through five	1,290	13	—	—	—	1,303
Due in more than five years	—	175	—	—	—	175
Total long-term funding agreements	1,290	188	—	—	—	1,478
Total funding agreements (1)	$6,643	$13,876	$14,435	$—	$—	$6,084
_____________
(1)The $4 million and $4 million difference between the funding agreements carrying value shown in fair value table for March 31, 2022 and December 31, 2021, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.
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
Change in FABN Funding Agreements during the Three Months Ended March 31, 2022

	Outstanding Balance at December 31, 2021	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Foreign Currency Transaction Adjustment	Outstanding Balance at March 31, 2022
	(in millions)
Short-term funding agreements:
Due in one year or less	$—	$—	$—	$—	$—	$—	$—
Long-term funding agreements:
Due in years two through five	4,600	—	—	—	—	—	4,600
Due in more than five years	2,119	—	—	—	—	(16)	2,103
Total long-term funding agreements	6,719	—	—	—	—	(16)	6,703
Total funding agreements (1)	$6,719	$—	$—	$—	$—	$(16)	$6,703
_____________
(1)The $31 million and $70 million difference between the funding agreements notional value shown and carrying value table as of March 31, 2022 and December 31, 2021, respectively, reflects the remaining amortization of the issuance cost of the funding agreements and the foreign currency transaction adjustment.
Holdings Revolving Credit Facility
In February 2018, Holdings entered into a $2.5 billion five-year senior unsecured revolving credit facility with a syndicate of banks. In June 2021, Holdings entered into an amended and restated revolving credit agreement, which lowered the facility amount to $1.5 billion and extended the maturity date to June 24, 2026, among other changes. The revolving credit facility has a sub-limit of $1.5 billion for the issuance of letters of credit to support the life insurance business reinsured by EQ AZ Life Re. As of March 31, 2022, the Company had no undrawn letters of credit issued out of the $1.5 billion sub-limit for Equitable Financial as beneficiary.
Bilateral Letter of Credit Facilities

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of March 31, 2022, these arrangements include commitments by the Company to provide equity financing of $1.3 billion to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.
The Company had $17 million of undrawn letters of credit related to reinsurance as of March 31, 2022. The Company had $914 million of commitments under existing mortgage loan agreements as of March 31, 2022.
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
13)    INSURANCE GROUP STATUTORY FINANCIAL INFORMATION
Prescribed and Permitted Accounting Practices
Equitable Financial was granted a permitted practice by the NYDFS to apply SSAP 108, Derivatives Hedging Variable Annuity Guarantees on a retroactive basis from January 1, 2021 through June 30, 2021, after reflecting the impacts of our reinsurance transaction with Venerable. The permitted practice was amended to also permit Equitable Financial to adopt SSAP 108 prospectively as of July 1, 2021 and to consider the impact of both the interest rate derivatives and the general account assets used to fully hedge the interest rate risk inherent in it variable annuity guarantees when determining the amount of the deferred asset or liability under SSAP 108. Application of the permitted practice partially mitigates the Regulation 213 impact of the Venerable Transaction on Equitable Financial’s statutory capital and surplus. The impact of the application of this permitted practice was an increase of approximately $1.0 billion in statutory special surplus funds and a decrease of $373 million in statutory net income as of and for the three months ended March 31, 2022, which will be amortized over 5 years for each of the retrospective and prospective components. The permitted practice also reset Equitable Financial’s unassigned surplus to zero as of June 30, 2021 to reflect the transformative nature of the Venerable Transaction.
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
•The Investment Management and Research segment provides diversified investment management, research and related solutions globally to a broad range of clients through three main client channels - Institutional, Retail and Private Wealth - and distributes its institutional research products and solutions through Bernstein Research Services.

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
Operating earnings is calculated by adjusting each segment’s net income (loss) attributable to Holdings for the following items:
•Items related to variable annuity product features, which include: (i) certain changes in the fair value of the derivatives and other securities we use to hedge these features; (ii) the effect of benefit ratio unlock adjustments, including extraordinary economic conditions or events such as COVID-19; (iii) changes in the fair value of the embedded derivatives reflected within variable annuity products’ net derivative results and the impact of these items on DAC amortization on our SCS product; and (iv) DAC amortization for the SCS variable annuity product arising from near-term fluctuations in index segment returns;
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
•Other adjustments, which primarily include restructuring costs related to severance and separation, COVID-19 related impacts, net derivative gains (losses) on certain Non-GMxB derivatives, net investment income from certain items including consolidated VIE investments, seed capital mark-to-market adjustments, unrealized gain/losses associated with equity securities, certain legal accruals; and a bespoke deal to repurchase UL policies from one entity that had invested in numerous policies purchased in the life settlement market, which disposed of the risk of additional COI litigation by that entity related to those UL policies; and
•Income tax expense (benefit) related to the above items and non-recurring tax items, which includes the effect of uncertain tax positions for a given audit period.
In the first quarter 2022, the Company updated its Operating earnings measure to exclude the DAC amortization impact of near-term fluctuations in indexed segment returns of $20 million on the SCS variable annuity product to reflect the impact of market fluctuations consistently with the long term duration of the product. Operating earnings was favorably impacted by this change in the current period. The presentation of Operating earnings in prior periods was not revised to reflect this modification, however, the Company estimated that had the treatment in the Company’s Operating earnings measure of the Amortization of DAC for SCS been modified in 2020, the pre-tax impact on Operating earnings of excluding the SCS-related DAC amortization from Operating earnings would have been a decrease of $4 million, $16 million and $34 million for the quarter ended March 31, 2021 and years ended December 31, 2021 and 2020, respectively.
The General Account investment portfolio is used to support the insurance and annuity liabilities of our Individual Retirement, Group Retirement and Protection Solutions businesses segments. In the first quarter 2022, the Company changed its methodology for allocating its General Account investment portfolio, which resulted in a change in the asset and net investment income allocation amongst the Company’s business segments. Following this change the segmentation of the general account investments is now more closely aligned with the liability characteristics of the product groups. Management determined that the change in the allocation methodology allows for improved flexibility and infuses an active asset liability management practice into the segmentation process. Additionally, the Company also changed its basis for allocating the spread earned from our FHLB investment borrowing and FABN programs. The spread earned from our FHLB investment borrowing and FABN programs includes the

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

investment income on the assets less interest credited on the funding agreements. The net spread as reflected in net investment income is allocated to the segments based on the percentage of the individual segment insurance liabilities over the combined segments insurance liabilities.
This change in measurement only impacts our segment disclosures, and thus it has no impact on our overall consolidated financial statements. Historical segment operating income (loss), revenues and assets have not been recast in the tables as the impact was immaterial.
Revenues derived from any customer did not exceed 10% of revenues for the three months ended March 31, 2022 and 2021.
The table below presents operating earnings (loss) by segment and Corporate and Other and a reconciliation to net income (loss) attributable to Holdings for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Net income (loss) attributable to Holdings	$573	$(1,488)
Adjustments related to:
Variable annuity product features	(601)	2,267
Investment (gains) losses	326	(183)
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	19	34
Other adjustments (1) (2) (3)	220	524
Income tax expense (benefit) related to above adjustments	8	(555)
Non-recurring tax items	3	1
Non-GAAP Operating Earnings	$548	$600

Operating earnings (loss) by segment:
Individual Retirement	$293	$363
Group Retirement	$150	$151
Investment Management and Research	$136	$121
Protection Solutions	$35	$41
Corporate and Other (4)	$(66)	$(76)
______________
(1)Includes separation costs of $21 million for the three months ended March 31, 2021. Separation costs were completed during 2021.
(2)Includes certain legal accruals related to the COI litigation of $59 million and $180 million for the three months ended March 31, 2022 and 2021.Includes policyholder benefit costs of $75 million for the three months ended March 31, 2022 stemming from a deal to repurchase UL policies from one entity that had invested in numerous policies purchased in the life settlement market.
(3)Includes Non-GMxB related derivative hedge gains and losses of $(2) million and $244 million for the three months ended March 31, 2022 and 2021, respectively.
(4)Includes interest expense and financing fees of $53 million and $58 million for the three months ended March 31, 2022 and 2021, respectively.

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The table below presents segment revenues for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
	(in millions)
Segment revenues:
Individual Retirement (1)	$1,022	$980
Group Retirement (1)	334	329
Investment Management and Research (2)	1,135	1,004
Protection Solutions (1)	851	826
Corporate and Other (1)	374	334
Adjustments related to:
Variable annuity product features	631	(2,282)
Investment gains (losses), net	(326)	183
Other adjustments to segment revenues	(77)	(221)
Total revenues	$3,944	$1,153
______________
(1)Includes investment expenses charged by AB of $21 million and $19 million for the three months ended March 31, 2022 and 2021, respectively, for services provided to the Company.
(2)Inter-segment investment management and other fees of $28 million and $30 million for the three months ended March 31, 2022 and 2021, respectively, are included in segment revenues of the Investment Management and Research segment.

The table below presents total assets by segment as of March 31, 2022 and 2021:

	March 31, 2022	December 31, 2021
	(in millions)
Total assets by segment:
Individual Retirement	$132,467	$143,663
Group Retirement	53,531	55,368
Investment Management and Research	12,010	11,602
Protection Solutions	43,504	50,686
Corporate and Other	36,146	30,943
Total assets	$277,658	$292,262
15)    EARNINGS PER COMMON SHARE
The following table presents a reconciliation of Net income (loss) and Weighted-average common shares used in calculating basic and diluted Earnings per common share for the periods indicated:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended March 31,
	2022	2021
	(in millions)
Weighted-average common shares outstanding:
Weighted-average common shares outstanding — basic	388.6	434.2
Effect of dilutive potential common shares:
Employee share awards (1)	3.1	—
Weighted-average common shares outstanding — diluted (2)	391.7	434.2

Net income (loss):
Net income (loss)	$639	$(1,400)
Less: Net income (loss) attributable to the noncontrolling interest	66	88
Net income (loss) attributable to Holdings	573	(1,488)
Less: Preferred stock dividends	14	13
Net income (loss) available to Holdings’ common shareholders	$559	$(1,501)

Earnings per common share:
Basic	$1.44	$(3.46)
Diluted	$1.43	$(3.46)
_____________
(1)Calculated using the treasury stock method.
(2)Due to net loss for the three months ended March 31, 2021 approximately 4.3 million share awards, respectively, were excluded from the diluted EPS calculation.
For the three months ended March 31, 2022 and 2021, 3.3 million and 9.1 million of outstanding stock awards, respectively, were not included in the computation of diluted earnings per share because their effect was anti-dilutive.
16)     SUBSEQUENT EVENTS
In April 2022, Holdings entered into an ASR with a third-party financial institution to repurchase an aggregate of $100 million of Holdings’ common stock. Pursuant to the ASR, Holdings made a prepayment of $100 million and received initial delivery of 2.6 million shares. The company elected to accelerate settlement on the ASR transaction on April 29, 2022, at which time additional shares were delivered or returned depending on the daily volume weighted average price of Holdings’ common stock.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in its entirety and in conjunction with the consolidated financial statements and related notes contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”).
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
COVID-19 Impact
We continue to closely monitor COVID-19 developments and the impact on our business, operations and investment portfolio. The pandemic’s impact on us depends on future developments that are highly uncertain, including the scope and duration of the pandemic and any recovery period, the emergence and spread of COVID-19 variants, the availability, adoption and efficacy of COVID-19 treatments and vaccines, and future actions taken by governmental authorities, central banks and other parties in response to COVID-19. It is not possible to predict or estimate the longer-term effects of the COVID-19 pandemic, on the economy and on our business, results of operations, and financial condition, including the impact on our investment portfolio or the need for us to revisit or revise targets previously provided to the markets and/or aspects of our business model. For additional information regarding the actual and potential impacts of the COVID-19 pandemic and action we have taken to mitigate certain impacts, see “Risk Factors—Risks Relating to Conditions in the Financial Markets and Economy—The coronavirus (COVID-19) pandemic”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—COVID-19 Impact” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Account Investment Portfolio” in the 2021 Form 10-K.
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
Due to the impacts on our net income of equity market and interest rate movements and other items that are not part of the underlying profitability drivers of our business, we evaluate and manage our business performance using Non-GAAP Operating Earnings, a non-GAAP financial measure that is intended to remove these impacts from our results. See “—Key Operating Measures—Non-GAAP Operating Earnings. ”
Significant Factors Impacting Our Results
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
For further details of our accounting policies and related judgments pertaining to assumption updates, see Note 2 of the Notes to the Consolidated Financial Statements and “—Summary of Critical Accounting Estimates—Liability for Future Policy Benefits” included in the 2021 Form 10-K.
Macroeconomic and Industry Trends
Our business and consolidated results of operations are significantly affected by economic conditions and consumer confidence, conditions in the global capital markets and the interest rate environment.
Financial and Economic Environment
A wide variety of factors continue to impact financial and economic conditions. These factors include, among others, volatility in financial markets, economic growth, inflationary pressures, fuel and energy costs supply chain disruptions, low interest rates, changes in fiscal or monetary policy and geopolitical tensions. The invasion of Ukraine by Russia and the sanctions and other measures being imposed in response to this conflict significantly increased the level of volatility in the financial markets and have increased the level of economic and political uncertainty.

Stressed conditions, volatility and disruptions in the capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors, including interest rates, which are anticipated to continue to rise in 2022 based on statements of members of the Board of Governors of the Federal Reserve System. An increase in market volatility could continue to affect our business, including through effects on the yields we earn on invested assets, changes in required reserves and capital and fluctuations in the value of our AUM, AV or AUA from which we derive our fee income. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation and levels of global trade.
The potential for increased volatility, coupled with prevailing interest rates remaining below historical averages despite inflationary pressures, could pressure sales and reduce demand for our products as consumers consider purchasing alternative products to meet their objectives. In addition, this environment could make it difficult to consistently develop products that are attractive to customers. Financial performance can be adversely affected by market volatility and equity market declines as fees driven by AV and AUM fluctuate, hedging costs increase and revenues decline due to reduced sales and increased outflows.
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
Regulatory Developments
Our life insurance subsidiaries are regulated primarily at the state level, with some policies and products also subject to federal regulation. In addition, Holdings and its insurance subsidiaries are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, on an ongoing basis, regulators refine capital requirements and introduce new reserving standards. Regulations recently adopted or currently under review can potentially impact our statutory reserve, capital requirements and profitability of the industry and result in increased regulation and oversight for the industry. For additional information on regulatory developments and the risks we face, see “Business—Regulation” and “Risk Factors—Legal and Regulatory Risks.” in the 2021 Form 10-K.
Climate Risks. In March 2022, the SEC released proposed rule changes on climate-related disclosure. The proposed rule changes would require companies to include certain climate-related disclosures including information about climate-related risks that have had or reasonably likely to have a material impact on their business, results of operations, or financial condition, and certain climate-related financial statement metrics in a note to the audited financial statements. Among other things, the required information about climate-related risks also would include disclosure of a company’s greenhouse gas emissions, information about climate-related targets and goals, and if a transition plan, has been adopted as part of climate-related risk management strategy, and requires extensive attestation requirements. If adopted as proposed, the rule changes are expected to result in additional compliance and reporting costs.
Privacy and Security of Customer Information and Cybersecurity Regulation. In March 2022, the SEC released proposed rules enhancing cybersecurity risk and management disclosure requirements for companies. If enacted, the proposed rules would, among other things, require disclosure of any material cybersecurity incident on its Form 8-K within four business days of determining that the incident it has experienced is material. They would also require periodic disclosures of, among other things, (i) details on the company’s cybersecurity policies and procedures, (ii) cybersecurity governance, oversight policies and risk management policies, including the board of directors’ oversight of cybersecurity risks, (iii) the relevant expertise of members of the board of directors with respect to cybersecurity issues and (iv) details of any cybersecurity incident that was previously disclosed on Form 8-K, as well as any undisclosed incidents that were non-material, but have become material in the aggregate.
Productivity Strategies
Retirement and Protection Businesses
As part of our continuing efforts to drive productivity improvements, in January 2021, we began a new program expected to achieve $80 million of targeted run-rate expense savings by 2023, of which $35 million has been achieved as of March 31, 2022. We expect to achieve these saving by shifting our workforce into an agile working model, leveraging technology-enabled capabilities, optimizing our real estate footprint, and continuing to realize a portion of COVID-19 related savings.
Key Operating Measures
In addition to our results presented in accordance with U.S. GAAP, we report Non-GAAP Operating Earnings, Non-GAAP Operating ROE, and Non-GAAP operating common EPS, each of which is a measure that is not determined in accordance with U.S. GAAP. Management principally uses these non-GAAP financial measures in evaluating performance because they present a clearer picture of our operating performance and they allow management to allocate resources. Similarly, management believes that the use of these Non-GAAP financial measures, together with relevant U.S. GAAP measures, provide investors with a better understanding of our results of operations and the underlying profitability drivers and trends of our business. These non-GAAP financial measures are intended to remove from our results of operations the impact of market changes (where there is mismatch in the valuation of assets and liabilities) as well as certain other expenses which are not part of our underlying profitability drivers or likely to re-occur in the foreseeable future, as such items fluctuate from period-to-period in a manner inconsistent with these drivers. These measures should be considered supplementary to our results that are presented in accordance with U.S. GAAP and should not be viewed as a substitute for the U.S. GAAP measures. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way we calculate such measures. Consequently, our non-GAAP financial measures may not be comparable to similar measures used by other companies.
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
Non-GAAP Operating Earnings equals our consolidated after-tax net income attributable to Holdings adjusted to eliminate the impact of the following items:
•Items related to variable annuity product features, which include: (i) certain changes in the fair value of the derivatives and other securities we use to hedge these features; (ii) the effect of benefit ratio unlock adjustments, including extraordinary economic conditions or events such as COVID-19; (iii) changes in the fair value of the embedded derivatives reflected within variable annuity products’ net derivative results and the impact of these items on DAC amortization on our SCS product; and (iv) DAC amortization for the SCS variable annuity product arising from near-term fluctuations in index segment returns;
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
•Other adjustments, which primarily include restructuring costs related to severance and separation, COVID-19 related impacts, net derivative gains (losses) on certain Non-GMxB derivatives, net investment income from certain items including consolidated VIE investments, seed capital mark-to-market adjustments, unrealized gain/losses associated with equity securities, certain legal accruals; and a bespoke deal to repurchase UL policies from one entity that had invested in numerous policies purchased in the life settlement market, which disposed of the risk of additional COI litigation by that entity related to those UL policies; and
•Income tax expense (benefit) related to the above items and non-recurring tax items, which includes the effect of uncertain tax positions for a given audit period.
In the first quarter 2022, the Company updated its Non-GAAP Operating Earnings measure to exclude the DAC amortization impact of near-term fluctuations in indexed segment returns of $20 million on the SCS variable annuity product to reflect the impact of market fluctuations consistently with the long term duration of the product. Operating earnings was favorably impacted by this change in the current period.The presentation of Non-GAAP Operating Earnings in prior periods was not revised to reflect this modification, however, the Company estimated that had the treatment in the Company’s Non-GAAP Operating Earnings measure of the Amortization of DAC for SCS been modified in 2020, the pre-tax impact on Non-GAAP Operating Earnings of excluding the SCS-related DAC amortization from Non-GAAP Operating Earnings would have been a decrease of $4 million, $16 million and $34 million for the quarter ended March 31, 2021 and years ended December 31, 2021 and 2020, respectively.
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
The table below presents a reconciliation of net income (loss) attributable to Holdings to Non-GAAP Operating Earnings for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Net income (loss) attributable to Holdings	$573	$(1,488)
Adjustments related to:
Variable annuity product features	(601)	2,267
Investment (gains) losses	326	(183)
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	19	34
Other adjustments (1) (2) (3)	220	524
Income tax expense (benefit) related to above adjustments	8	(555)
Non-recurring tax items	3	1
Non-GAAP Operating Earnings	$548	$600
______________
(1) Includes Separation Costs of $21 million for the three months ended March 31, 2021. Separation costs were completed during 2021.
(2)Includes certain legal accruals related to the cost of insurance litigation of $59 million and $180 million for the three months ended March 31, 2022 and 2021, respectively. Includes policyholder benefit costs of $75 million for the three months ended March 31, 2022 stemming from a deal to repurchase UL policies from one entity that had invested in numerous policies purchased in the life settlement market.
(3)Includes Non-GMxB related derivative hedge losses of ($2) million and $244 million for the three months ended March 31, 2022 and 2021, respectively.

Non-GAAP Operating ROE
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
The following table presents return on average equity attributable to Holdings’ common shareholders, excluding AOCI and Non-GAAP Operating ROE for the trailing twelve months ended March 31, 2022.

Trailing Twelve Months Ended March 31, 2022
(in millions)
Net income (loss) available to Holdings’ common shareholders	$1,542
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$8,140
Return on average equity attributable to Holdings’ common shareholders, excluding AOCI	18.9%

Non-GAAP Operating Earnings available to Holdings’ common shareholders	$2,693
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$8,140
Non-GAAP Operating ROE	33.1%
Non-GAAP Operating Common EPS
Non-GAAP operating common EPS is calculated by dividing Non-GAAP Operating Earnings by diluted common shares outstanding. The following table sets forth Non-GAAP operating common EPS for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
	(per share amounts)
Net income (loss) attributable to Holdings (1)	$1.46	$(3.43)
Less: Preferred stock dividends	0.03	0.03
Net income (loss) available to Holdings’ common shareholders	1.43	(3.46)
Adjustments related to:
Variable annuity product features	(1.53)	5.22
Investment (gains) losses	0.83	(0.42)
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	0.05	0.08
Other adjustments (2) (3) (4)	0.55	1.21
Income tax expense (benefit) related to above adjustments	0.02	(1.28)
Non-recurring tax items	0.01	—
Non-GAAP operating common EPS	$1.36	$1.35
______________
(1)For periods presented with a net loss, basic shares was used for the three months ended March 31, 2021.
(2)Includes separation costs of $0.05 for the three months ended March 31, 2021.
(3)Includes certain legal accruals related to the cost of insurance litigation of $0.15, and $0.41 for the three months ended March 31, 2022 and 2021, respectively. Includes policyholder benefit costs of $0.19 for the three months ended March 31, 2022 stemming from a deal to repurchase UL policies from one entity that had invested in numerous policies purchased in the life settlement market.
(4)Includes Non-GMxB related derivative hedge losses of ($0.00), and $0.56 for the three months ended March 31, 2022 and 2021, respectively.

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
Our economic interest in AB was approximately 65% during the three months ended March 31, 2022 and 2021.
Consolidated Results of Operations
The following table summarizes our consolidated statements of income (loss) for the three months ended March 31, 2022 and 2021:
Consolidated Statement of Income (Loss)

	Three Months Ended March 31,
	2022	2021
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$840	$949
Premiums	247	258
Net derivative gains (losses)	821	(2,546)
Net investment income (loss)	804	884

	Three Months Ended March 31,
	2022	2021
	(in millions, except per share data)
Investment gains (losses), net:
Credit losses on available-for-sale debt securities and loans	10	1
Other investment gains (losses), net	(336)	183
Total investment gains (losses), net	(326)	184
Investment management and service fees	1,355	1,257
Other income	203	167
Total revenues	3,944	1,153

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	1,060	939
Interest credited to policyholders’ account balances	315	291
Compensation and benefits	595	580
Commissions and distribution-related payments	422	382
Interest expense	47	74
Amortization of deferred policy acquisition costs	181	87
Other operating costs and expenses	537	608
Total benefits and other deductions	3,157	2,961
Income (loss) from continuing operations, before income taxes	787	(1,808)
Income tax (expense) benefit	(148)	408
Net income (loss)	639	(1,400)
Less: Net income (loss) attributable to the noncontrolling interest	66	88
Net income (loss) attributable to Holdings	573	(1,488)
Less: Preferred stock dividends	14	13
Net income (loss) available to Holdings’ common shareholders	$559	$(1,501)

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$1.44	$(3.46)
Diluted	$1.43	$(3.46)
Weighted average common shares outstanding (in millions):
Basic	388.6	434.2
Diluted	391.7	434.2

	Three Months Ended March 31,
	2022	2021
	(in millions)
Non-GAAP Operating Earnings	$548	$600

The following table summarizes our Non-GAAP Operating Earnings per common share for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

Non-GAAP operating earnings per common share:
Basic	$1.37	$1.35
Diluted	$1.36	$1.35

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
Net Income Attributable to Holdings
Net loss attributable to Holdings decreased by $2.1 billion to a net income of $573 million for the three months ended March 31, 2022 from a net loss of $1.5 billion for the three months ended March 31, 2021. The following notable items were the primary drivers for the change in net income (loss):
Favorable items included:
•Net derivative gains increased by $3.4 billion driven by reduced interest rate positions and equity market depreciation during the first quarter 2022 as compared to the first quarter 2021.
•Compensation, benefits and other operating expenses decreased by $56 million mainly due to lower litigation reserve accruals, partially offset by higher employee compensation expenses in our Investment Management and Research segment due to higher revenues.
•Fee-type revenue increased by $14 million mainly driven by higher base fees, performance fees and distribution revenues in our Investment Management & Research segment primarily as a result of higher average AUM partially offset by lower fees in our Individual Retirement segment as a result of fee-income ceded to Venerable.
•Net income attributable to noncontrolling interest decreased by $22 million mainly due to losses from AB’s consolidated VIEs.
These were partially offset by the following unfavorable items:
•Investment gains decreased by $510 million mainly due to rebalancing in the General Account portfolio associated with the Venerable Transaction and the rebalancing program to reduce duration during the first quarter 2022.
•Policyholders’ benefits increased by $121 million mainly due to equity market depreciation in the first quarter 2022 compared to equity market appreciation during the first quarter 2021(offset in Net Derivative gains). This impact in the first quarter 2022 was mitigated by the Venerable Transaction.
◦Amortization of DAC increased by $94 million mainly due to unfavorable markets during first quarter 2022 compared to favorable markets during first quarter 2021, favorable experience on the Life Closed Block and a one time adjustment and refinements from the first quarter 2021.
•Net investment income decreased by $80 million mainly due to lower average assets related to the Venerable transaction and lower income from seed capital investments and equity securities.
•Commissions and distribution-related payments increased by $40 million mainly due to higher distribution-related payments in our Investment Management and Research and based on higher average AUM, as well as the growth in broker dealer sales.
•Income tax benefit decreased by $556 million primarily due to pre-tax income in the three months ended March 31, 2022 compared to a pre-tax loss in the three months ended March 31, 2021.
See “—Significant Factors Impacting Our Results—Effect of Assumption Updates on Operating Results” for more information regarding assumption updates.
Non-GAAP Operating Earnings
Non-GAAP Operating Earnings decreased by $52 million to $548 million for the three months ended March 31, 2022 from $600 million in the three months ended March 31, 2021. The following notable items were the primary drivers for the change in Non-GAAP Operating Earnings.
Unfavorable items included:
•Policyholders’ benefits increased by $101 million mainly due to equity market depreciation in the first quarter 2022 compared to equity market appreciation during the first quarter of 2021(offset in Net Derivative gains). This impact in the first quarter 2022 was mitigated by the Venerable Transaction.

•Amortization of DAC increased by $55 million mainly due to unfavorable markets during first quarter 2022 compared to favorable markets during first quarter 2021 and a one-time adjustment and refinements from the first quarter 2021.
•Compensation, benefits and other operating costs and expenses increased by $82 million mainly due to higher employee compensation in our Investment Management and Research segment due to higher revenues partially offset by lower sub-advisory expenses from lower average assets due to the Venerable Transaction and overall total company expense efficiencies.
•Commissions and distribution-related payments increased by $40 million mainly due to higher distribution-related payments in our Investment Management and Research segment based on higher average, as well as the growth in broker dealer sales.
•Net investment income decreased by $34 million mainly due to lower average assets related to the Venerable Transaction and lower income from seed capital investments.
•Earnings attributable to the noncontrolling interest increased by $5 million mainly due to higher AB Operating earnings in our Investment Management and Research segment.
These were partially offset by the following favorable items:
•Net derivative gains increased by $254 million mainly due to equity markets depreciation (offset in Policyholders’ benefits) during the three months ended March 31, 2022.
•Fee-type revenue increased by $23 million mainly due to higher base fees, performance fees and distribution revenues in our Investment Management & Research segment primarily as a result of higher average AUM partially offset by lower fees in our Individual Retirement segment as a result of fee-income ceded to Venerable
•Income tax expense decreased by $6 million primarily due to lower pre-tax earnings.
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
The following table summarizes operating earnings (loss) on our segments and Corporate and Other for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Operating earnings (loss) by segment:
Individual Retirement	$293	$363
Group Retirement	150	151
Investment Management and Research	136	121
Protection Solutions	35	41
Corporate and Other	(66)	(76)
Non-GAAP Operating Earnings	$548	$600
Effective Tax Rates by Segment
Income tax expense is calculated using the ETR and then allocated to our business segments using an 18% ETR for our retirement and protection businesses (Individual Retirement, Group Retirement, and Protection Solutions) and a 25% ETR for Investment Management and Research.

Individual Retirement
The Individual Retirement segment includes our variable annuity products which primarily meet the needs of individuals saving for retirement or seeking retirement income.
The following table summarizes operating earnings of our Individual Retirement segment for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Operating earnings	$293	$363

Key components of operating earnings are:

	Three Months Ended March 31,
	2022	2021
	(in millions)
REVENUES
Policy charges, fee income and premiums	$394	$522
Net investment income	297	325
Net derivative gains (losses)	164	(59)
Investment management, service fees and other income	167	192
Segment revenues	$1,022	$980

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$324	$206
Interest credited to policyholders’ account balances	76	68
Commissions and distribution-related payments	80	81
Amortization of deferred policy acquisition costs	97	78
Compensation, benefits and other operating costs and expenses	88	112
Interest expense	—	—
Segment benefits and other deductions	$665	$545

The following table summarizes AV for our Individual Retirement segment as of the dates indicated:

	March 31, 2022	December 31, 2021
	(in millions)
AV (1)
General Account	$37,874	$37,698
Separate Accounts	68,495	74,206
Total AV	$106,369	$111,904
(1) AV presented are net of reinsurance.
The following table summarizes a roll-forward of AV for our Individual Retirement segment for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Balance as of beginning of period	$111,904	$117,390
Gross premiums	2,858	2,469
Surrenders, withdrawals and benefits	(2,806)	(2,985)
Net flows (1)	52	(516)
Investment performance, interest credited and policy charges	(5,587)	3,906
Balance as of end of period	$106,369	$120,780
______________

(1) For the three months ended March 31, 2022, net flows of $(316) million and investment performance, interest credited and policy charges of $(1,205) million, respectively, are excluded as these amounts are related to ceded AV to Venerable.

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021 for the Individual Retirement Segment
Operating earnings
Operating earnings decreased $70 million to $293 million during the three months ended March 31, 2022 from $363 million in the three months ended March 31, 2021. The following notable items were the primary drivers of the change in operating earnings:

Unfavorable items included:
•Fee-type revenue decreased by $107 million mainly due to impacts of fee-income ceded to Venerable, partially offset by commission reimbursements in Commissions and distributions-related payments.
•Net investment income decreased by $28 million mainly due to lower income due to the Venerable Transaction, partially offset by higher SCS asset balances and General Account portfolio optimization
•Amortization of DAC increased by $19 million mainly due to run-off of the GMxB businesses and unfavorable markets in 2022 compared with favorable markets in 2021.
These were partially offset by the following favorable items:
•Net GMxB results increased $64 million primarily due to improved GMxB margin from the Venerable Transaction. GMxB results are included in policy charges and fee income, net derivative gains (losses), and policyholders’ benefits.
•Compensation, benefits and other operating costs and expenses decreased by $24 million primarily due to lower fund expenses from lower average assets due to the Venerable Transaction and overall total company expense efficiency.
•Income tax expense decreased by $8 million mainly driven by lower pre-tax earnings partially offset by a higher effective tax rate in the first quarter 2022.
Net Flows and AV
•The decline in AV of $5.5 billion in the three months ended March 31, 2022 was driven by a decrease in investments performance and interest credited to account balances, net of policy charges of $5.6 billion as a result of equity market depreciation in 2022, partially offset by net inflows of $52 million.
•Net inflows of $52 million were $568 million higher than in the three months ended March 31, 2021, mainly driven by $613 million of outflows on our older fixed-rate GMxB block, partially offset by $665 million of inflows on our newer, less capital-intensive products.
Group Retirement
The Group Retirement segment offers tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses.

The following table summarizes operating earnings of our Group Retirement segment for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Operating earnings	$150	$151
Key components of operating earnings are:

	Three Months Ended March 31,
	2022	2021
	(in millions)
REVENUES
Policy charges, fee income and premiums	$94	$86
Net investment income	180	180
Net derivative gains (losses)	(5)	—
Investment management, service fees and other income	65	63
Segment revenues	$334	$329

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$—	$—
Interest credited to policyholders’ account balances	78	75
Commissions and distribution-related payments	15	13
Amortization of deferred policy acquisition costs	16	5
Compensation, benefits and other operating costs and expenses	42	55
Interest expense	—	—
Segment benefits and other deductions	$151	$148
The following table summarizes AV and AUA for our Group Retirement segment as of the dates indicated:

	March 31, 2022	December 31, 2021
	(in millions)
AV and AUA
General Account	$13,171	$13,046
Separate Accounts and Mutual Funds (1)	32,864	34,763
Total AV and AUA	$46,035	$47,809
____________
(1)Prior period amounts related to Separate Account AV and Mutual Funds AUA were revised to include Mutual Fund AUA. The impact of the revision to December 31, 2021 total AV and AUA was $457 million.

The following table summarizes a roll-forward of AV and AUA for our Group Retirement segment for the periods indicated:

	Three Months Ended March 31,
	2022	2021 (1)
	(in millions)
Balance as of beginning of period	$47,809	$42,756
Gross premiums	1,502	932
Surrenders, withdrawals and benefits	(979)	(968)
Net flows	523	(36)
Investment performance, interest credited and policy charges	(2,297)	1,554
Other	—	—
Balance as of end of period	$46,035	$44,274
____________
(1) Prior period amounts related to the AV and AUA roll-forward were updated to include Mutual Fund AUA. The impact of the revision to March 31, 2021 beginning balance was $297 million. Net Flows, investment performance, interest credited and policy charges revision impact for the three months ended March 31, 2021 were $14 million and $11 million, respectively.

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021 for the Group Retirement Segment
Operating earnings
Operating earnings decreased by $1 million to $150 million during the three months ended March 31, 2022 from $151 million during the three months ended March 31, 2021. The following notable items were the primary drivers of the change in operating earnings:
Unfavorable items included:
•Amortization of DAC increased by $11 million mainly due to a one-time positive adjustment during the first quarter 2021.
•Net derivative losses increased by $5 million due to inflation related hedging loss offset on TIPS in the General Account.
•Income tax expense increased by $3 million primarily due to a higher effective tax rate in the first quarter of 2022.
These were partially offset by the following favorable items:
•Compensation, benefits and other operating costs and expenses decreased by $13 million mainly due to lower corporate allocation and expense discipline.
•Fee-type revenue increased by $10 million due to higher average Separate Account AV, driven by equity market appreciation in 2021.
Net Flows and AV
•The decrease in AV of $1.8 billion in the three months ended March 31, 2022 was primarily due to market depreciation, partially offset by net inflows of $523 million.
•Net inflows of $523 million increased by $559 million compared to 2021, driven by positive net inflows reflecting strong sales and client engagement along with lower surrenders in our tax-exempt and corporate markets.
Investment Management and Research
The Investment Management and Research segment provides diversified investment management, research and related services to a broad range of clients around the world. Operating earnings (loss), net of tax, presented here represents our economic interest in AB of approximately 65% and 64% during the three months ended March 31, 2022 and 2021, respectively.

	Three Months Ended March 31,
	2022	2021
	(in millions)
Operating earnings	$136	$121

Key components of operating earnings are:

	Three Months Ended March 31,
	2022	2021
	(in millions)
REVENUES
Net investment income	$(23)	$—
Net derivative gains (losses)	20	2
Investment management, service fees and other income	1,138	1,002
Segment revenues	$1,135	$1,004

	Three Months Ended March 31,
	2022	2021
	(in millions)
BENEFITS AND OTHER DEDUCTIONS
Commissions and distribution related payments	$176	$162
Compensation, benefits and other operating costs and expenses	675	580
Interest expense	—	1
Segment benefits and other deductions	$851	$743

Changes in AUM in the Investment Management and Research segment for the periods presented were as follows:

	Three Months Ended March 31,
	2022	2021
	(in billions)
Balance as of beginning of period	$778.6	$685.9
Long-term flows
Sales/new accounts	40.9	33.3
Redemptions/terminations	(24.6)	(24.2)
Cash flow/unreinvested dividends	(4.9)	(3.9)
Net long-term inflows (outflows)	11.4	5.2
Market appreciation (depreciation)	(54.6)	6.1
Net change	(43.2)	11.3
Balance as of end of period	$735.4	$697.2

Average AUM in the Investment Management and Research segment for the periods presented by distribution channel and investment services were as follows:

	Three Months Ended March 31,
	2022	2021
	(in billions)
Distribution Channel:
Institutions	$331.6	$313.4
Retail	301.5	268.0
Private Wealth	118.1	107.1
Total	$751.2	$688.5

Investment Service:
Equity Actively Managed	$270.5	$223.4
Equity Passively Managed (1)	67.5	64.6
Fixed Income Actively Managed – Taxable	236.2	257.3
Fixed Income Actively Managed – Tax-exempt	56.1	51.2
Fixed Income Passively Managed (1)	12.9	8.4
Alternatives/Multi-Asset Solutions (2)	108.0	83.6
Total	$751.2	$688.5
____________
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity of fixed income services.
Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021 for the Investment Management and Research Segment

Operating earnings
Operating earnings increased $15 million to $136 million during the three months ended March 31, 2022 from $121 million in the three months ended March 31, 2021. The following notable items were the primary drivers of the change in operating earnings:
Favorable items included:
•Fee-type revenue increased by $136 million primarily due to higher performance based fees, investment advisory base fees and distribution revenue. The increase in performance based fees is primarily due to higher performance fees earned on AB’s U.S. Real Estate Funds and International Small Cap Fund. The increase in investment advisory base fees and distribution revenue is primarily driven by higher average AUM.
These were partially offset by the following unfavorable items:
•Compensation, benefits, interest expense and other operating costs increased by $94 million mainly due to higher employee compensation attributed to higher revenues.
•Commissions and distribution-related payments increased by $14 million mainly due to higher payments to financial intermediaries for the distribution of AB mutual funds, primarily resulting from increased average AUM of these mutual funds.
•Net investment income, net of derivative gains, was unfavorable by $5 million. Net investment income decreased by $23 million mainly due to higher losses on the seed capital investments subject to market risk, offset by an increase in Net derivative gains of $18 million mainly due to higher gains from economically hedging the seed capital investments.
•Earnings attributable to noncontrolling interest increased by $6 million due to higher pre-tax earnings.
•Income tax expense increased by $2 million due to higher pre-tax earnings, partially offset by a lower effective tax rate. Additional tax credits drove the lower effective tax rate in the first quarter 2022.
Long-Term Net Flows and AUM
•Total AUM as of March 31, 2022 was $735.4 billion, down $43.2 billion, or 5.5%, compared to December 31, 2021. The decrease was driven primarily by market depreciation of $54.6 billion partially offset by net inflows of $11.4 billion reflecting net inflows of $10.2 billion from Institutional and $2.2 billion from Private Wealth, offset by Retail outflows of $1.0 billion).
•AB continues to expect approximately $5 billion of additional AXA-related redemptions of low-fee retail AUM commencing in the second quarter and continuing into the second half of 2022.
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
The following table summarizes operating earnings (loss) of our Protection Solutions segment for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Operating earnings (loss)	$35	$41

Key components of operating earnings (loss) are:

	Three Months Ended March 31,
	2022	2021
	(in millions)
REVENUES
Policy charges, fee income and premiums	$514	$504
Net investment income	272	262
Net derivative gains (losses)	—	(1)
Investment management, service fees and other income	65	61
Segment revenues	$851	$826

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$521	$509
Interest credited to policyholders’ account balances	128	123
Commissions and distribution related payments	41	34
Amortization of deferred policy acquisition costs	35	26
Compensation, benefits and other operating costs and expenses	84	85
Interest expense	—	—
Segment benefits and other deductions	$809	$777
The following table summarizes Protection Solutions Reserves for our Protection Solutions segment as of the dates presented:

	March 31, 2022	December 31, 2021
	(in millions)
Protection Solutions Reserves (1)
General Account	$18,432	$18,625
Separate Accounts	15,883	17,012
Total Protection Solutions Reserves	$34,315	$35,637
_______________
(1)Does not include Protection Solutions Reserves for our employee benefits business as it is a start-up business and therefore has immaterial in-force policies.
The following table presents our in-force face amounts for the periods indicated, respectively, for our individual life insurance products:

	March 31, 2022	December 31, 2021
	(in billions)
In-force face amount by product: (1)
Universal Life (2)	$44.9	$45.9
Indexed Universal Life	27.9	27.9
Variable Universal Life (3)	132.9	132.8
Term	214.9	215.4
Whole Life	1.2	1.2
Total in-force face amount	$421.8	$423.2
_______________
(1)Includes individual life insurance and does not include employee benefits as it is a start-up business and therefore has immaterial in-force policies.
(2)UL includes GUL.
(3)VUL includes VL and COLI.

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021 for the Protection Solutions Segment
Operating earnings
Operating earnings decreased $6 million to $35 million during the three months ended March 31, 2022 from $41 million in the three months ended March 31, 2021. The following notable items were the primary drivers of the change in operating earnings:
Unfavorable items included:
•Policyholders’ benefits increased by $12 million mainly due to unfavorable net mortality and higher EB benefits due to COVID-19 and an increase in EB reserves, partially offset by lower PFBL reserve accrual.
•Amortization of DAC increased by $9 million mainly due to reflecting a one-time refinement related to recently issued products.
•Commissions and distribution-related payments increased by $7 million mainly due to higher sales of employee benefit products.
These were partially offset by the following favorable items:
•Fee-type revenue increased by $14 million mainly driven by higher premiums due to growth in Employee Benefits and higher investment management and service fees from higher markets in 2021.
•Net investment income increased by $10 million mainly due to higher average assets balances and General Account portfolio optimization.

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
The following table summarizes operating earnings (loss) of Corporate and Other for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Operating earnings (loss)	$(66)	$(76)
General Account Investment Portfolio
The General Account investment portfolio is used to support the insurance and annuity liabilities of our Individual Retirement, Group Retirement and Protection Solutions businesses segments. In the first quarter 2022, the Company changed its methodology for allocating its General Account investment portfolio, which resulted in a change in the asset and net investment income allocation amongst the Company’s business segments. Following this change, the segmentation of the general account investments is now more closely aligned with the liability characteristics of the product groups. Management determined that the change in the allocation methodology allows for improved flexibility and infuses an active asset liability management practice into the segmentation process. Additionally, the Company also changed its basis for allocating the spread earned from our FHLB investment borrowing and FABN programs. The spread earned from our FHLB investment borrowing and FABN programs includes the investment income on the assets less interest credited on the funding agreements. The net spread as reflected in net investment income is allocated to the segments based on the percentage of the individual segment insurance liabilities over the combined segments insurance liabilities.
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

	Three Months Ended March 31,				Year Ended December 31
	2022		2021		2021
	Yield	Amount (2)	Yield	Amount (2)	Yield	Amount (2)
	(Dollars in millions)
Fixed Maturities:
Income (loss)	3.29%	$598	3.19%	$577	3.40%	$2,429
Ending assets		72,866		72,679		72,545
Mortgages:
Income (loss)	3.89%	139	4.01%	132	4.08%	547
Ending assets		14,452		13,280		14,033
Other Equity Investments: (1)
Income (loss)	11.02%	81	19.76%	107	20.45%	534
Ending assets		3,006		2,679		2,901
Policy Loans:
Income (loss)	5.74%	58	5.54%	57	5.01%	203
Ending assets		4,010		4,091		4,024
Cash and Short-term Investments:
Income (loss)	(0.16)%	(1)	(0.04)%	—	(0.13)%	(2)
Ending assets		2,645		2,919		1,662
Funding agreements:
Interest expense and other		(12)		(14)		(56)
Ending assets (liabilities)		(6,088)		(10,223)		(6,447)
Total Invested Assets:
Income (loss)	3.85%	863	4.01%	859	4.28%	3,655
Ending Assets		90,891		85,425		88,518
Short Duration Fixed Maturities:
Income (loss)	3.67%	1	3.13%	35	4.48%	78
Ending assets		137		4,154		142
Total:
Investment income (loss)	3.85%	864	3.97%	894	4.28%	3,733
Less: investment fees (3)	(0.13)%	(29)	(0.13)%	(28)	(0.14)%	(118)
Investment Income, Net	3.72%	835	3.84%	866	4.15%	3,615
Ending Net Assets		$91,028		$89,579		$88,660
_____________
(1)Includes, as of March 31, 2022, March 31, 2021 and December 31, 2021 respectively, $314 million, $480 million and $319 million of other invested assets.
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

Fixed Maturities by Industry (1)

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total (%)
	(in millions)
As of March 31, 2022
Corporate Securities:
Finance	$13,635	$—	$106	$565	$13,176	19%
Manufacturing	12,430	—	186	559	12,057	17%
Utilities	6,617	—	84	337	6,364	9%
Services	8,373	21	96	453	7,995	11%
Energy	3,936	—	45	194	3,787	5%
Retail and wholesale	3,594	—	76	152	3,518	5%
Transportation	2,339	—	44	91	2,292	3%
Other	213	—	2	3	212	—%
Total corporate securities	51,137	21	639	2,354	49,401	69%
U.S. government	8,586	—	853	91	9,348	13%
Residential mortgage-backed (2)	84	—	4	—	88	—%
Preferred stock	40	—	8	—	48	—%
State & political	670	—	43	31	682	1%
Foreign governments	1,121	—	17	54	1,084	2%
Commercial mortgage-backed	3,700	—	5	188	3,517	5%
Asset-backed securities	7,528	—	9	113	7,424	10%
Total	$72,866	$21	$1,578	$2,831	$71,592	100%

As of December 31, 2021:
Corporate Securities:
Finance	$12,954	$—	$545	$59	$13,440	17%
Manufacturing	12,212	1	775	39	12,947	17%
Utilities	6,446	—	351	36	6,761	9%
Services	8,191	21	380	50	8,500	11%
Energy	3,854	—	174	17	4,011	5%
Retail and wholesale	3,390	—	218	18	3,590	5%
Transportation	2,181	—	156	10	2,327	3%
Other	60	—	2	—	62	—%
Total corporate securities	49,288	22	2,601	229	51,638	67%
U.S. government	13,056	—	2,344	15	15,385	20%
Residential mortgage-backed (2)	90	—	8	—	98	—%
Preferred stock	41	—	12	—	53	—%
State & political	586	—	78	3	661	1%
Foreign governments	1,124	—	42	14	1,152	1%
Commercial mortgage-backed	2,427	—	19	25	2,421	3%
Asset-backed securities	5,933	—	21	20	5,934	8%
Total	$72,545	$22	$5,125	$306	$77,342	100%
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
The following table sets forth the General Account’s fixed maturities portfolio by NAIC rating at the dates indicated.
Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
As of March 31, 2022
1................................	Aaa, Aa, A	$44,199	$—	$1,229	$1,412	$44,016
2................................	Baa	25,820	—	337	1,340	24,817
	Investment grade	70,019	—	1,566	2,752	68,833
3................................	Ba	1,705	—	7	61	1,651
4................................	B	1,064	20	4	15	1,033
5................................	Caa	49	1	1	2	47
6................................	Ca, C	29	—	—	1	28
	Below investment grade	2,847	21	12	79	2,759
Total Fixed Maturities		$72,866	$21	$1,578	$2,831	$71,592

As of December 31, 2021:
1................................	Aaa, Aa, A	$44,653	$—	$3,734	$158	$48,229
2................................	Baa	25,141	—	1,357	127	26,371
	Investment grade	69,794	—	5,091	285	74,600
3................................	Ba	1,601	1	22	14	1,608
4................................	B	992	19	8	5	976
5................................	Caa	130	2	4	1	131
6................................	Ca, C	28	—	—	1	27
	Below investment grade	2,751	22	34	21	2,742
Total Fixed Maturities		$72,545	$22	$5,125	$306	$77,342

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

Mortgage Loans by Region and Property Type

	March 31, 2022		December 31, 2021
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(in millions)
By Region:
U.S. Regions:
Pacific	$4,218	29%	$4,297	30%
Middle Atlantic	3,368	23	3,441	24
South Atlantic	2,098	14	1,982	14
East North Central	1,198	8	1,103	8
Mountain	1,148	8	978	7
West North Central	821	6	834	6
West South Central	640	4	609	5
New England	579	4	579	4
East South Central	253	2	146	1
Total U.S.	$14,323	99%	$13,969	99%
Other Regions:
Europe	$182	1%	$126	1%
Total Other	$182	1	$126	1
Total Mortgage Loans	$14,505	100%	$14,095	100%

By Property Type:
Office	$3,869	27%	$3,944	28%
Multifamily	4,904	34	4,694	33
Agricultural loans	2,608	18	2,644	19
Retail	716	5	728	5
Industrial	1,473	10	1,204	9
Hospitality	409	3	410	3
Other	526	4	471	3
Total Mortgage Loans	$14,505	100%	$14,095	100%

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
Sources and Uses of Holding Company Highly Liquid Assets
The following table sets forth Holdings’ principal sources and uses of highly liquid assets for the periods indicated.

	Three Months Ended March 31,
	2022	2021
	(in millions)
Highly Liquid Assets, beginning of period	$1,742	$3,088
Dividends from subsidiaries	280	234
Capital contributions to subsidiaries	(50)	(5)
M&A Activity	—	—
Income taxes payable	—	—
Total Business Capital Activity	230	229

Purchase of treasury shares	(279)	(430)
Shareholder dividends paid	(70)	(74)
Total Share Repurchases, Dividends and Acquisition Activity	(349)	(504)
Issuance of preferred stock	—	293
Preferred stock dividend	(14)	(13)
Total Preferred Stock Activity	(14)	280

Issuance of long-term debt	—	—
Repayment of long-term debt	—	(280)
Total External Debt Activity	—	(280)

Net decrease (increase) in loans to affiliates	(95)	50
Total Affiliated Debt Activity	(95)	50

Interest paid on external debt and P-Caps	(12)	(36)
Others, net	(18)	(100)
Total Other Activity	(30)	(136)

Net increase (decrease) in highly liquid assets	(258)	(360)
Highly Liquid Assets, end of period	$1,484	$2,728

Capital Contribution to Our Subsidiaries
In the first quarter 2022, Holdings made a $50 million cash capital contribution.
Loans from Our Subsidiaries
There were no loans from our subsidiaries during the first quarter 2022
Cash Distributions from Our Subsidiaries
In the first quarter 2022, Holdings and certain of its subsidiaries received pretax cash distributions from AB of $214 million and post tax distributions EIM of $67 million.
Distributions from Insurance Subsidiaries
Our insurance companies are subject to limitations on the payment of dividends and other transfers of funds to Holdings and other affiliates under applicable insurance law and regulation. Also, more generally, the ability of our insurance subsidiaries to pay dividends can be affected by market conditions and other factors beyond our control.
Under New York insurance laws, which are applicable to Equitable Financial, a domestic stock life insurer may not, without prior approval of the NYDFS, pay an ordinary dividend to its stockholders exceeding an amount calculated based on a statutory formula (“Ordinary Dividend”). Dividends in excess of this amount require the insurer to file a notice of its intent to declare the dividends with the NYDFS and obtain prior approval or non-disapproval from the NYDFS with respect to such dividends (“Extraordinary Dividends”). Due to a permitted statutory accounting practice agreed to with the NYDFS, Equitable Financial will need the prior approval of the NYDFS to pay the portion, if any, of any Ordinary Dividend that exceeds the Ordinary Dividend that Equitable Financial would be permitted to pay under New York insurance law absent the application of such permitted practice (such excess, the “Permitted Practice Ordinary Dividend”). Applying the formula above, Equitable Financial could pay an Ordinary Dividend of up to approximately $0.9 billion in 2022.
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
As of March 31, 2022, Holdings and its non-insurance company subsidiaries hold approximately 170.1 million AB Units, 4.1 million AB Holding Units and the 1% General Partnership interest in ABLP.
As of March 31, 2022, the ownership structure of ABLP, including AB Units outstanding as well as the general partner’s 1% interest, was as follows:

Owner	Percentage Ownership
EQH and its subsidiaries	63.0%
AB Holding	36.3%
Unaffiliated holders	0.7%
Total	100.0%
Including both the general partnership and limited partnership interests in AB Holding and ABLP, Holdings and its subsidiaries had an approximate 65% economic interest in AB as of March 31, 2022.
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
The Credit Facility and LOC Facilities contain certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries and the dollar amount of secured indebtedness that may be incurred by us, which could restrict our operations and use of funds. The right to borrow funds under the Credit Facility and LOC Facilities is subject to the fulfillment of certain conditions, including compliance with all covenants, and the ability to borrow thereunder is also subject to the continued ability of the lenders that are or will be parties to the facilities to provide funds. As of March 31, 2022, we were in compliance with these covenants”.
Contingent Funding Arrangements
For information regarding activity pertaining to our contingent funding arrangements and other off-balance sheet commitments, see “Commitments and Contingent Liabilities in ” Note 12 of the Notes to the Consolidated Financial Statements in this Form 10-Q.
Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock
For information pertaining to our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock see Note 10 of the Notes to the Consolidated Financial Statements.
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

The payment of dividends will be substantially restricted in the event that we do not declare and pay (or set aside) dividends on the Series A , Series B and Series C Preferred Stock for the last proceeding dividend period. For additional information on our preferred stock, see “—Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock”.
For information regarding activity pertaining to common and preferred dividends declared and paid, see Note 10 of the Notes to the Consolidated Financial Statements.
Share Repurchase Programs
For information regarding activity pertaining to share repurchase programs, see Note 10 of the Notes to the Consolidated Financial Statements.
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
See “—General Account Investment Portfolio” and Note 3 and Note 4 of the Notes to the Consolidated Financial Statements for a description of our retirement and protection businesses’ portfolio of liquid assets.
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

See Note 12 of the Notes to the Consolidated Financial Statements for further description of our FHLB program.
FABN
Under the FABN program, Equitable Financial may issue funding agreements in U.S. dollar or other foreign currencies.
See Note 12 of the Notes to the Consolidated Financial Statements for further description of our FABN program.
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
AB Short-term Debt
AB Commercial Paper
As of March 31, 2022 and December 31, 2021, AB had no commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings for the commercial paper outstanding during the first three months of 2022 and full year 2021 were $257 million and $157 million, respectively, with weighted average interest rates of approximately 0.2% and 0.2%, respectively.
AB Revolver Credit Facility
AB had a $200 million committed, unsecured senior revolving credit facility (the "AB Revolver") with a leading international bank, which matured on November 16, 2021. Average daily borrowings for the full year 2021 were $13 million with a weighted average interest rate of 1.1%.
AB Credit Facility
AB has a $800 million committed, unsecured senior revolving credit facility (the “AB Credit Facility”) with a group of commercial banks and other lenders which matures on October 13, 2026. The credit facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $200 million. Any such increase is subject to the consent of the affected lenders. The AB Credit Facility is available for AB and SCB LLC for business purposes, including the support of AB’s commercial paper program. Both AB and SCB LLC can draw directly under the AB Credit Facility and AB management expects to draw on the AB Credit Facility from time to time. AB has agreed to guarantee the obligations of SCB LLC under the AB Credit Facility.
The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of March 31, 2022, AB was in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.
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
As of March 31, 2022 and December 31, 2021, AB had no amounts outstanding under the AB Credit Facility. During the periods ended March 31, 2022 and December 31, 2021, AB and SCB LLC did not draw upon the AB Credit Facility.

In addition, SCB LLC currently has five uncommitted lines of credit with five financial institutions. Four of these lines of credit permit borrowing up to an aggregate of approximately $315 million, with AB named as an additional borrower, while the other line has no stated limit. As of March 31, 2022 and December 31, 2021, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings during the first three months of 2022 and the full year 2021 were $3 million and $47 thousand with weighted average interest rates of approximately 0.8% and 0.9%, respectively.
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
As of March 31, 2022 and December 31, 2021, AB had $850 million and $755 million outstanding under the EQH Facility, with interest rates of approximately 0.3% and 0.20%, respectively. Average daily borrowing of the EQH Facility during the first three months of 2022 and the full year 2021 were $645 million and $405 million, respectively, both with a weighted average interest rate of approximately 0.2%.
EQH Uncommitted Facility
In addition to the EQH Facility, on September 1, 2020, AB has a $300 million uncommitted, unsecured senior credit facility (the “EQH Uncommitted Facility”) with EQH. The EQH Uncommitted Facility matures on September 1, 2024 and is available for AB’s general business purposes. Borrowings under the EQH Uncommitted Facility bear generally interest at a rate per annum based on prevailing overnight commercial paper rates. The EQH Uncommitted Facility contains affirmative, negative and financial covenants, which are substantially similar to those in the EQH Facility.
As of March 31, 2022 and December 31, 2021, AB had no outstanding balance on the EQH Uncommitted Facility and have not drawn upon the facility since its inception.
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
See 13 of the Notes to the Consolidated Financial Statements for additional information relating to Permitted and Prescribed Statutory Accounting practices and its impact on our statutory surplus.
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
The following table sets forth the Company’s total consolidated borrowings. Short-term and long-term debt consists of the following:

	March 31,	December 31,
	2022	2021
	(in millions)
Short-term debt:
CLO Warehousing Debt	$204	$92
Total short-term debt	204	92

Long-term debt:
Senior Notes (5.0%, due 2048)	1,481	1,481
Senior Notes (4.35%, due 2028)	1,490	1,490
Senior Notes (3.9%, due 2023)	519	519
Senior Debentures, (7.0%, due 2028)	350	349
Total long-term debt	3,840	3,839
Total short-term and long-term debt	$4,044	$3,931

Notes and Debentures
The Senior Notes and Senior Debentures contain customary affirmative and negative covenants, including a limitation on certain liens and a limit on the Company’s ability to consolidate, merge or sell or otherwise dispose of all or substantially all of its assets. The Senior Notes and Senior Debentures also include customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding Senior Notes and Senior Debentures may be accelerated. As of March 31, 2022, the Company is in compliance with all debt covenants.
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

Material Cash Requirement
Our material cash requirements include policyholder obligations, long-term debt, commercial paper, employee benefits, operating leases and various funding commitments. See “Material Cash Requirements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in our consolidated financial statements included elsewhere herein. For a discussion of our significant accounting policies, see Note 2 to the Company’s consolidated financial statements included in our 2021 Form 10-K. The most critical estimates include those used in determining:
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
Item 3.      Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative disclosures about market risk described in the Annual Report on Form 10-K for the year ended December 31, 2021 in "Quantitative and Qualitative Disclosures About Market Risk".

Item 4.     Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures were effective.
During the first quarter 2022, we implemented a new accounting and financial reporting system, including the general ledger. We have modified our existing controls infrastructure, as well as added other processes and internal controls, to adapt to our new general ledger. There are no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 12 of the Notes to these Consolidated Financial Statements (unaudited) in this Form 10-Q. Also see “Risk Factors—Legal and Regulatory Risks—Legal and regulatory actions” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 1A. Risk Factors
You should carefully consider the risks described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2021. Risks to which we are subject also include, but are not limited to, the factors mentioned under “Note Regarding Forward-Looking Statements and Information” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Holdings during the three months ended March 31, 2022, of its common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/22 through 1/31/22	683,860	$33.93	683,860	$5,243,868
2/1/22 through 2/28/22	4,167,776	$32.87	4,167,776	$1,068,266,184
3/1/22 through 3/31/22	3,719,437	$30.58	3,719,437	$954,529,426
Total	8,571,073	$31.96	8,571,073	$954,529,426

See Note 10 to the Notes to Consolidated Financial Statements for ASR transaction detail during the three months ended March 31, 2022.
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
•“DOL” means U.S. Department of Labor
•“DSC” means debt service coverage
•“DSI” means deferred sales inducement
•“EAFE” means European, Australasia, and Far East
•“EB” means Employee Benefits
•“EFS” means Equitable Financial Services, LLC, a Delaware corporation and a wholly-owned direct subsidiary of Holdings
•“EPS” means earnings per share
•“EIMG” means Equitable Investment Management Group, LLC, a Delaware limited liability company and a wholly-owned indirect subsidiary of Holdings.
•“EIM” means Equitable Investment Management, LLC, a Delaware limited liability company and wholly-owned indirect subsidiary of Holdings.
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

Date: May 10, 2022	EQUITABLE HOLDINGS, INC.

	By:	/s/ Robin M. Raju
		Name:	Robin M. Raju
		Title:	Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2022		/s/ William Eckert
		Name:	William Eckert
		Title:	Chief Accounting Officer (Principal Accounting Officer)