Form 10-Q
period 2022-06-30
Equitable Holdings, Inc.
filed 2022-08-04
CIK 1333986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2022, 375,622,526 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

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

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

EQUITABLE HOLDINGS, INC.
Consolidated Balance Sheets
June 30, 2022 (Unaudited) and December 31, 2021

	June 30, 2022	December 31, 2021
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $74,238 and $73,429) (allowance for credit losses of $19 and $22)	$67,254	$78,216
Fixed maturities, at fair value using the fair value option (1)	1,562	1,641
Mortgage loans on real estate (net of allowance for credit losses of $64 and $62) (1)	14,480	14,033
Policy loans	4,020	4,024
Other equity investments (1)	3,202	2,975
Trading securities, at fair value	538	631
Other invested assets (1)	2,160	3,591
Total investments	93,216	105,111
Cash and cash equivalents (1)	5,109	5,188
Cash and securities segregated, at fair value	1,747	1,504
Broker-dealer related receivables	2,666	2,599
Deferred policy acquisition costs	7,541	5,491
Goodwill and other intangible assets, net	4,721	4,728
Amounts due from reinsurers (allowance for credit losses of $6 and $5) (includes amounts accounted for at fair value of $4,681 and $5,813) (3)	13,758	14,679
GMIB reinsurance contract asset, at fair value	1,498	1,848
Current and deferred income taxes	1,674	195
Other assets (1)	4,787	3,613
Separate Accounts assets	116,765	147,306
Total Assets	$253,482	$292,262
LIABILITIES
Policyholders’ account balances	$78,766	$79,357
Future policy benefits and other policyholders' liabilities	34,717	36,717
Broker-dealer related payables	612	1,283
Customer related payables	3,821	3,600
Amounts due to reinsurers	1,353	1,381
Short-term and long-term debt	4,085	3,931
Notes issued by consolidated variable interest entities, at fair value using the fair value option (1)	1,150	1,191
Other liabilities (1)	4,866	3,933
Separate Accounts liabilities	116,765	147,306
Total Liabilities	$246,135	$278,699
Redeemable noncontrolling interest (1) (2)	$348	$468
Commitments and contingent liabilities (Note 12)
EQUITY
Equity attributable to Holdings:
Preferred stock and additional paid-in capital, $1 par value and $25,000 liquidation preference	$1,562	$1,562
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 512,621,318 and 520,918,331 shares issued, respectively; 376,922,387 and 391,290,224 shares outstanding, respectively	4	4
Additional paid-in capital	1,918	1,919
Treasury stock, at cost, 135,698,931 and 129,628,107 shares, respectively	(3,065)	(2,850)
Retained earnings	10,718	8,880
Accumulated other comprehensive income (loss)	(5,548)	2,004
Total equity attributable to Holdings	5,589	11,519
Noncontrolling interest	1,410	1,576
Total Equity	6,999	13,095
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$253,482	$292,262
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
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Income (Loss)
Three and Six Months Ended June 30, 2022 and 2021 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$813	$939	$1,653	$1,888
Premiums	238	241	485	499
Net derivative gains (losses)	2,229	(1,199)	3,050	(3,745)
Net investment income (loss)	711	1,033	1,515	1,917
Investment gains (losses), net:
Credit losses on available-for-sale debt securities and loans	(9)	5	1	6
Other investment gains (losses), net	(223)	415	(559)	598
Total investment gains (losses), net	(232)	420	(558)	604
Investment management and service fees	1,197	1,318	2,552	2,575
Other income	212	198	415	365
Total revenues	5,168	2,950	9,112	4,103

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	914	828	1,974	1,767
Interest credited to policyholders’ account balances	309	309	624	600
Compensation and benefits	518	568	1,113	1,148
Commissions and distribution-related payments	394	397	816	779
Interest expense	50	51	97	125
Amortization of deferred policy acquisition costs	160	106	341	193
Other operating costs and expenses	583	447	1,120	1,055
Total benefits and other deductions	2,928	2,706	6,085	5,667
Income (loss) from continuing operations, before income taxes	2,240	244	3,027	(1,564)
Income tax (expense) benefit	(467)	(21)	(615)	387
Net income (loss)	1,773	223	2,412	(1,177)
Less: Net income (loss) attributable to the noncontrolling interest	45	100	111	188
Net income (loss) attributable to Holdings	$1,728	$123	$2,301	$(1,365)
Less: Preferred stock dividends	26	26	40	39
Net income (loss) available to Holdings’ common shareholders	$1,702	$97	$2,261	$(1,404)

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$4.49	$0.23	$5.89	$(3.27)
Diluted	$4.47	$0.23	$5.86	$(3.27)
Weighted average common shares outstanding (in millions):
Basic	378.9	424.2	383.7	429.2
Diluted	380.6	428.3	386.1	429.2

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2022 and 2021 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$1,773	$223	$2,412	$(1,177)
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	(3,742)	1,220	(7,568)	(1,933)
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	2	22	45	55
Foreign currency translation adjustment	(33)	2	(45)	(4)
Total other comprehensive income (loss), net of income taxes	(3,773)	1,244	(7,568)	(1,882)
Comprehensive income (loss)	(2,000)	1,467	(5,156)	(3,059)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	33	101	95	186
Comprehensive income (loss) attributable to Holdings	$(2,033)	$1,366	$(5,251)	$(3,245)

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Equity
For the Three and Six Months Ended June 30, 2022 and 2021 (Unaudited)

	Three Months Ended June 30,
	Equity Attributable to Holdings
	Preferred Stock and Additional Paid-In Capital	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
		(in millions)
April 1, 2022	$1,562	$4	$1,933	$(3,070)	$9,312	$(1,787)	$7,954	$1,529	$9,483
Stock compensation	—	—	16	5	—	—	21	8	29
Purchase of treasury stock	—	—	—	(220)	—	—	(220)	—	(220)
Reissuance of treasury stock	—	—	—	—	(5)	—	(5)	—	(5)
Retirement of common stock	—	—	—	220	(220)	—	—	—	—
Repurchase of AB Holding units	—	—	—	—	—	—	—	(93)	(93)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(100)	(100)
Dividends on common stock (cash dividends declared per common share of $0.20)	—	—	—	—	(75)	—	(75)	—	(75)
Issuance of preferred stock	—	—	—	—	—	—	—	—	—
Dividends on preferred stock	—	—	—	—	(26)	—	(26)	—	(26)
Net income (loss)	—	—	—	—	1,728	—	1,728	74	1,802
Other comprehensive income (loss)	—	—	—	—	—	(3,761)	(3,761)	(12)	(3,773)
Other	—	—	(31)	—	4	—	(27)	4	(23)
June 30, 2022	$1,562	$4	$1,918	$(3,065)	$10,718	$(5,548)	$5,589	$1,410	$6,999

April 1, 2021	$1,562	$5	$1,928	$(2,300)	$8,758	$740	$10,693	$1,575	$12,268
Stock compensation	—	—	12	2	—	—	14	4	18
Purchase of treasury stock	—	—	(1)	(278)	—	—	(279)	—	(279)
Reissuance of treasury stock	—	—	—	—	(1)	—	(1)	—	(1)
Retirement of common stock	—	—	—	39	(39)	—	—	—	—
Repurchase of AB Holding units	—	—	—	—	—	—	—	(14)	(14)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(87)	(87)
Stockholder dividends (cash dividends declared per common share of $0.18)	—	—	—	—	(76)	—	(76)	—	(76)
Dividends on preferred stock	—	—	—	—	(26)	—	(26)	—	(26)
Net income (loss)	—	—	—	—	123	—	123	96	219
Other comprehensive income (loss)	—	—	—	—	—	1,243	1,243	1	1,244
Other	—	—	41	—	—	—	41	(3)	38
June 30, 2021	$1,562	$5	$1,980	$(2,537)	$8,739	$1,983	$11,732	$1,572	$13,304

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Equity
For the Three and Six Months Ended June 30, 2022 and 2021 (Unaudited)

	Six Months Ended June 30,
	Equity Attributable to Holdings
	Preferred Stock and Additional Paid-In Capital	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
	(in millions)
January 1, 2022	$1,562	$4	$1,919	$(2,850)	$8,880	$2,004	$11,519	$1,576	$13,095
Stock compensation	—	—	35	36	—	—	71	27	98
Purchase of treasury stock	—	—	(5)	(493)	—	—	(498)	—	(498)
Reissuance of treasury stock	—	—	—	—	(36)	—	(36)	—	(36)
Retirement of common stock	—	—	—	242	(242)	—	—	—	—
Repurchase of AB Holding units	—	—	—	—	—	—	—	(107)	(107)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(239)	(239)
Dividends on common stock (cash dividends declared per common share of $0.38)	—	—	—	—	(145)	—	(145)	—	(145)
Dividends on preferred stock	—	—	—	—	(40)	—	(40)	—	(40)
Issuance of preferred stock	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	2,301	—	2,301	167	2,468
Other comprehensive income (loss)	—	—	—	—	—	(7,552)	(7,552)	(16)	(7,568)
Other	—	—	(31)	—	—	—	(31)	2	(29)
June 30, 2022	$1,562	$4	$1,918	$(3,065)	$10,718	$(5,548)	$5,589	$1,410	$6,999

January 1, 2021	$1,269	$5	$1,985	$(2,245)	$10,699	$3,863	$15,576	$1,601	$17,177
Stock compensation	—	—	31	47	—	—	78	11	89
Purchase of treasury stock	—	—	(11)	(698)	—	—	(709)	—	(709)
Reissuance of treasury stock	—	—	—	—	(47)	—	(47)	—	(47)
Retirement of common stock	—	—	—	359	(359)	—	—	—	—
Repurchase of AB Holding units	—	—	—	—	—	—	—	(27)	(27)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(195)	(195)
Dividends on common stock (cash dividends declared per common share of $0.35)	—	—	—	—	(150)	—	(150)	—	(150)
Dividends on preferred stock	—	—	—	—	(39)	—	(39)	—	(39)
Issuance of preferred stock	293	—	—	—	—	—	293	—	293
Net income (loss)	—	—	—	—	(1,365)	—	(1,365)	184	(1,181)
Other comprehensive income (loss)	—	—	—	—	—	(1,880)	(1,880)	(2)	(1,882)
Other	—	—	(25)	—	—	—	(25)		(25)
June 30, 2021	$1,562	$5	$1,980	$(2,537)	$8,739	$1,983	$11,732	$1,572	$13,304

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2022 and 2021 (Unaudited)

	Six Months Ended June 30,
	2022	2021
	(in millions)
Cash flows from operating activities:
Net income (loss)	$2,412	$(1,177)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	624	600
Policy charges and fee income	(1,653)	(1,888)
Net derivative (gains) losses	(3,050)	3,745
Credit losses on AFS debt securities and loans	(1)	(6)
Investment (gains) losses, net	559	(596)
(Gains) losses on businesses HFS	—	(2)
Realized and unrealized (gains) losses on trading securities	196	33
Non-cash long-term incentive compensation expense	62	65
Amortization and depreciation	371	248
Equity (income) loss from limited partnerships	(106)	(217)
Changes in:
Net broker-dealer and customer related receivables/payables	183	(724)
Reinsurance recoverable (1)	(637)	(696)
Segregated cash and securities, net	(243)	680
Capitalization of deferred policy acquisition costs	(429)	(406)
Future policy benefits	327	35
Current and deferred income taxes	523	(678)
Other, net	38	389
Net cash provided by (used in) operating activities	$(824)	$(595)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$12,532	$20,638
Fixed maturities, at fair value using the fair value option	345	410
Mortgage loans on real estate	713	543
Trading account securities	93	4,637
Short term investments	106	81
Other	296	1,053
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(13,977)	(26,519)
Fixed maturities, at fair value using the fair value option	(344)	(724)
Mortgage loans on real estate	(1,175)	(741)
Trading account securities	(87)	(145)
Short term investments	(325)	(5)
Other	(786)	(1,679)
Cash from the sale of business, net of cash sold	—	215
Cash settlements related to derivative instruments, net	666	(6,100)
Investment in capitalized software, leasehold improvements and EDP equipment	(19)	(52)
Other, net	214	97
Net cash provided by (used in) investing activities	$(1,748)	$(8,291)

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2022 and 2021 (Unaudited)

	Six Months Ended June 30,
	2022	2021
	(in millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$7,214	$9,989
Withdrawals	(3,056)	(3,118)
Transfers (to) from Separate Accounts	857	957
Change in short-term financings	153	82
Change in collateralized pledged assets	65	67
Change in collateralized pledged liabilities	(1,529)	1,267
(Decrease) increase in overdrafts payable	(14)	9
Repayment of long-term debt	—	(280)
Proceeds from notes issued by consolidated VIEs	(43)	433
Dividends paid on common stock	(145)	(150)
Dividends paid on preferred stock	(40)	(39)
Issuance of preferred stock	—	293
Purchases of AB Holding Units to fund long-term incentive compensation plan awards	(107)	(75)
Purchase of treasury shares	(499)	(709)
Purchases (redemptions) of noncontrolling interests of consolidated company-sponsored investment funds	(61)	(79)
Distribution to noncontrolling interest of consolidated subsidiaries	(238)	(195)
Other, net	(12)	(22)
Net cash provided by (used in) financing activities	$2,545	$8,430

Effect of exchange rate changes on cash and cash equivalents	$(52)	$(1)
Change in cash and cash equivalents	(79)	(457)
Cash and cash equivalents, beginning of year	5,188	6,179
Change in cash of businesses held-for-sale	—	39
Cash and cash equivalents, end of year	$5,109	$5,761

Non-cash transactions from investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$34	$45
Transfer of assets to reinsurer	$—	$(9,023)
_______________
(1) Amount includes cash paid for Venerable Transaction of $494 million . See the Notes to these Consolidated Financial Statements.

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
As of June 30, 2022 and December 31, 2021 the Company’s economic interest in AB was approximately 65% as of both dates. The General Partner of AB is a wholly-owned subsidiary of the Company. Because the General Partner has the authority to manage and control the business of AB, AB is consolidated in the Company’s financial statements for all periods presented.
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
All significant intercompany transactions and balances have been eliminated in consolidation. The terms “second quarter 2022” and “second quarter 2021” refer to the three months ended June 30, 2022 and 2021, respectively. The terms “first six months of 2022” and “first six months of 2021” refer to the six months ended June 30, 2022 and 2021, respectively.
Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of June 30, 2022, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

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

The impact on total equity of applying this ASU is estimated to be positive to the current amount of reported total equity as of June 30, 2022. As of June 30, 2022, a positive impact to AOCI is expected due to increases in the Company’s estimate of its non-performance risk on variable annuity guarantees accounted for as MRBs for the first time under the guidance. The estimated impact to the retained earnings element of total equity as of June 30, 2022, due to accounting for variable annuity guarantees as MRBs that are not currently measured at fair value, is mitigated by the Company’s present use of a near industry low interest rate assumption of 2.25% on GMIB business. Because movements in equity markets, interest rates and credit spreads are unpredictable and at times volatile, it is possible that the estimated effects of adoption could change materially between June 30, 2022 and January 1, 2023.

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
As of June 30, 2022 and December 31, 2021, respectively, Equitable Financial holds $93 million and $109 million of equity interests in the CLOs. The Company consolidated the CLOs as of June 30, 2022 and December 31, 2021 as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the CLOs loan manager. The assets of the CLOs are legally isolated from the Company’s creditors and can only be used to settle obligations of the CLOs. The liabilities of the CLOs are non-recourse to the Company and the Company has no obligation to satisfy the liabilities of the CLOs. As of June 30, 2022, Equitable Financial holds $71 million of equity interests in a newly formed SPE established to purchase loans from the market in anticipation of a new CLO transaction. The Company consolidated the SPE as of June 30, 2022 as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the SPE loan manager.
Resulting from this consolidation in the Company’s consolidated balance sheets are fixed maturities, at fair value using the fair value option with total assets of $1.6 billion and $1.6 billion notes issued by consolidated variable interest entities, at fair value using the fair value option with total liabilities of $1.2 billion and $1.2 billion at June 30, 2022 and December 31, 2021, respectively. The unpaid outstanding principal balance of the notes and short-term borrowing is $1.4 billion and $1.3 billion at June 30, 2022 and December 31, 2021.
Consolidated Limited Partnerships and LLCs
As of June 30, 2022 and December 31, 2021 the Company consolidated limited partnerships and LLCs for which it was identified as the primary beneficiary under the VIE model. Included in Other invested assets, Mortgage loans on real estate and Other equity investments in the Company’s consolidated balance sheets at June 30, 2022 and December 31, 2021 are total assets of $242 million and $219 million, respectively related to these VIEs.
Consolidated AB-Sponsored Investment Funds
Included in the Company’s consolidated balance sheet as of June 30, 2022 and December 31, 2021 are assets of $497 million and $734 million, liabilities of $38 million and $87 million, and redeemable noncontrolling interests of $309 million and $421 million, respectively, associated with the consolidation of AB-sponsored investment funds under the VIE model. There were no consolidated AB-sponsored investment funds under the VOE model as of June 30, 2022 and December 31, 2021. The assets of these consolidated funds are presented within other invested assets and cash and

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

cash equivalents, and liabilities of these consolidated funds are presented with other liabilities in the Company’s consolidated balance sheets; ownership interests not held by the Company relating to consolidated VIEs and VOEs are presented either as redeemable or non-redeemable noncontrolling interests, as appropriate. Redeemable noncontrolling interests are presented in mezzanine equity and non-redeemable noncontrolling interests are presented within permanent equity. The Company is not required to provide financial support to these AB-sponsored investment funds, and only the assets of such funds are available to settle each fund’s own liabilities.
Non-Consolidated VIEs
As of June 30, 2022 and December 31, 2021 respectively, the Company held approximately $2.3 billion and $2.1 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including CLOs, hedge funds, private equity funds and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $278.0 billion and $245.6 billion as of June 30, 2022 and December 31, 2021 respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $2.3 billion and $2.1 billion and approximately $1.3 billion and $1.2 billion of unfunded commitments as of June 30, 2022 and December 31, 2021, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
Non-Consolidated AB-Sponsored Investment Products
As of June 30, 2022 and December 31, 2021, the net assets of investment products sponsored by AB that are non-consolidated VIEs are approximately $40.3 billion and $68.9 billion, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is its investment of $5 million and $9 million as of June 30, 2022 and December 31, 2021. The Company has no further commitments to or economic interest in these VIEs.
Assumption Updates and Model Changes
The Company conducts its annual review of its assumptions and models during the third quarter of each year. The annual review encompasses assumptions underlying the valuation of unearned revenue liabilities, embedded derivatives for our insurance business, liabilities for future policyholder benefits, DAC and DSI assets.
However, the Company updates its assumptions as needed in the event it becomes aware of economic conditions or events that could require a change in assumptions that it believes may have a significant impact to the carrying value of product liabilities and assets and consequently materially impact its earnings in the period of the change. There were no material assumption updates or model changes in the first and second quarters of 2022 or 2021.
3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of June 30, 2022 and December 31, 2021 was $541 million and $506 million, respectively. There was no accrued interest written off for AFS fixed maturities for the three and six months ended June 30, 2022 and 2021.
The following tables provide information relating to the Company’s fixed maturities classified as AFS.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
June 30, 2022
Fixed Maturities:
Corporate (1)	$52,025	$19	$164	$5,728	$46,442
U.S. Treasury, government and agency	7,417	—	55	493	6,979
States and political subdivisions	684	—	24	61	647
Foreign governments	1,094	—	6	141	959
Residential mortgage-backed (2)	514	—	3	8	509
Asset-backed (3)	8,735	—	4	406	8,333
Commercial mortgage-backed	3,728	—	1	388	3,341
Redeemable preferred stock	41	—	3	—	44
Total at June 30, 2022	$74,238	$19	$260	$7,225	$67,254
December 31, 2021:
Fixed Maturities:
Corporate (1)	$50,172	$22	$2,601	$240	$52,511
U.S. Treasury, government and agency	13,056	—	2,344	15	15,385
States and political subdivisions	586	—	78	2	662
Foreign governments	1,124	—	42	14	1,152
Residential mortgage-backed (2)	90	—	8	—	98
Asset-backed (3)	5,933	—	21	20	5,934
Commercial mortgage-backed	2,427	—	19	25	2,421
Redeemable preferred stock	41	—	12	—	53
Total at December 31, 2021	$73,429	$22	$5,125	$316	$78,216
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
The contractual maturities of AFS fixed maturities as of June 30, 2022 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
June 30, 2022
Contractual maturities:
Due in one year or less	$1,354	$1,346
Due in years two through five	14,662	14,189
Due in years six through ten	18,470	16,969
Due after ten years	26,715	22,523
Subtotal	61,201	55,027
Residential mortgage-backed	514	509
Asset-backed	8,735	8,333
Commercial mortgage-backed	3,728	3,341
Redeemable preferred stock	41	44
Total at June 30, 2022	$74,219	$67,254

The following table shows proceeds from sales, gross gains (losses) from sales and allowance for credit losses for AFS fixed maturities for the three and six months ended June 30, 2022 and 2021:
Proceeds from Sales, Gross Gains (Losses) from Sales and Allowance for Credit Losses for AFS Fixed Maturities

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Proceeds from sales	$3,344	$9,866	$10,735	$17,075
Gross gains on sales	$15	$557	$44	$848
Gross losses on sales	$(227)	$(38)	$(591)	$(154)

Net change in Allowance for Credit losses	$2	$(6)	$3	$(12)

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

AFS Fixed Maturities - Credit Loss Impairments

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Balance, beginning of period	$43	$38	$44	$32
Previously recognized impairments on securities that matured, paid, prepaid or sold	(13)	(3)	(15)	(3)
Recognized impairments on securities impaired to fair value this period (1)	—	—	—	—
Credit losses recognized this period on securities for which credit losses were not previously recognized	1	6	1	8
Additional credit losses this period on securities previously impaired	1	1	2	5
Increases due to passage of time on previously recorded credit losses	—	—	—	—
Accretion of previously recognized impairments due to increases in expected cash flows (for OTTI securities 2019 and prior)	—	—	—	—
Balance at June 30,	$32	$42	$32	$42
______________
(1)Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.
The tables that follow below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, April 1, 2022	$(1,287)	$290	$(237)	$259	$(975)
Net investment gains (losses) arising during the period	(5,889)	—	—	—	(5,889)
Reclassification adjustment:
Included in net income (loss)	214	—	—	—	214
Excluded from net income (loss)	—	—	—	—	—
Other	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	890	(96)	1,025	1,819
Net unrealized investment gains (losses) excluding credit losses	(6,962)	1,180	(333)	1,284	(4,831)
Net unrealized investment gains (losses) with credit losses	(3)	—	—	1	(2)
Balance, June 30, 2022	$(6,965)	$1,180	$(333)	$1,285	$(4,833)

Balance, April 1, 2021	$3,466	$(947)	$(307)	$(465)	$1,747
Net investment gains (losses) arising during the period	2,293	—	—	—	2,293
Reclassification adjustment:
Included in net income (loss)	(407)	—	—	—	(407)
Other (1)	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	(215)	(106)	(328)	(649)
Net unrealized investment gains (losses) excluding credit losses	5,352	(1,162)	(413)	(793)	2,984
Net unrealized investment gains (losses) with credit losses	9	(3)	(1)	(1)	4
Balance, June 30, 2021	$5,361	$(1,165)	$(414)	$(794)	$2,988

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2022	$4,809	$(782)	$(418)	$(757)	$2,852
Net investment gains (losses) arising during the period	(12,314)	—	—	—	(12,314)
Reclassification adjustment:
Included in net income (loss)	548	—	—	—	548
Other	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	1,961	85	2,040	4,086
Net unrealized investment gains (losses) excluding credit losses	(6,957)	1,179	(333)	1,283	(4,828)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Net unrealized investment gains (losses) with credit losses	(8)	1	—	2	(5)
Balance, June 30, 2022	$(6,965)	$1,180	$(333)	$1,285	$(4,833)

Balance, January 1, 2021	$8,811	$(1,548)	$(1,065)	$(1,302)	$4,896
Net investment gains (losses) arising during the period	(2,836)	—	—	—	(2,836)
Reclassification adjustment:
Included in net income (loss)	(582)	—	—	—	(582)
Other (1)	(33)	—	—	—	(33)
Impact of net unrealized investment gains (losses)	—	384	652	508	1,544
Net unrealized investment gains (losses) excluding credit losses	5,360	(1,164)	(413)	(794)	2,989
Net unrealized investment gains (losses) with credit losses	1	(1)	(1)	—	(1)
Balance, June 30, 2021	$5,361	$(1,165)	$(414)	$(794)	$2,988
_____________
(1) Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments.

The following tables disclose the fair values and gross unrealized losses of the 4,942 issues as of June 30, 2022 and the 2,060 issues as of December 31, 2021 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated.
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
June 30, 2022
Fixed Maturities:
Corporate	$38,094	$5,236	$2,883	$489	$40,977	$5,725
U.S. Treasury, government and agency	5,006	481	87	12	5,093	493
States and political subdivisions	289	57	11	4	300	61
Foreign governments	734	119	101	22	835	141
Residential mortgage-backed	442	8	1	—	443	8
Asset-backed	7,757	394	206	12	7,963	406
Commercial mortgage-backed	3,145	358	164	30	3,309	388
Total at June 30, 2022	$55,467	$6,653	$3,453	$569	$58,920	$7,222

December 31, 2021:
Fixed Maturities:
Corporate	$10,571	$163	$1,633	$75	$12,204	$238
U.S. Treasury, government and agency	993	11	105	4	1,098	15
States and political subdivisions	120	2	11	—	131	2
Foreign governments	349	6	92	8	441	14
Residential mortgage-backed	—	—	—	—	—	—
Asset-backed	3,865	20	38	—	3,903	20
Commercial mortgage-backed	1,527	21	96	4	1,623	25
Total at December 31, 2021	$17,425	$223	$1,975	$91	$19,400	$314

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.5% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of June 30, 2022 and December 31, 2021 were $239 million and $322 million, respectively, representing 3.4% and 2.5% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of June 30, 2022 and December 31, 2021, respectively, approximately $2.9 billion and $2.9 billion, or 3.9% and 3.9%, of the $74.2 billion and $73.4 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $208 million and $18 million as of June 30, 2022 and December 31, 2021, respectively.
As of June 30, 2022 and December 31, 2021, respectively, the $569 million and $91 million of gross unrealized losses of twelve months or more were primarily concentrated in corporate securities. In accordance with the policy described in Note 2 of the Notes to these Consolidated Financial Statements, the Company concluded that an adjustment to allowance for credit losses for these securities was not warranted at either June 30, 2022 or December 31, 2021. As of June 30, 2022 and December 31, 2021, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of June 30, 2022, the Company determined that the unrealized loss was primarily due to increases in interest rates, credit spreads and changes in credit ratings.
Mortgage Loans on Real Estate
Accrued interest receivable on commercial and agricultural mortgage loans as of June 30, 2022 and December 31, 2021 was $58 million and $57 million, respectively. There was no accrued interest written off for commercial and agricultural mortgage loans for the six months ended June 30, 2022 and 2021.
As of June 30, 2022, the Company had no loans for which foreclosure was probable included within the individually assessed mortgage loans, and accordingly had no associated allowance for credit losses.
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial mortgage loans and agricultural mortgage loans during the six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Allowance for credit losses on mortgage loans:
Commercial mortgages:
Balance, beginning of period	$47	$70	$57	$77
Current-period provision for expected credit losses	11	(11)	1	(18)
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously written off		—		—
Net change in allowance	11	(11)	1	(18)
Balance, end of period	$58	$59	$58	$59

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Agricultural mortgages:
Balance, beginning of period	$6	$4	$5	$4
Current-period provision for expected credit losses	—	—	1	—
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	—	—	1	—
Balance, end of period	$6	$4	$6	$4

Total allowance for credit losses	$64	$63	$64	$63

The change in the allowance for credit losses is attributable to:
•increases/decreases in the loan balance due to new originations, maturing mortgages, and loan amortization; and
•changes in credit quality.
Credit Quality Information
The following tables summarize the Company’s mortgage loans segregated by risk rating exposure as of June 30, 2022 and December 31, 2021.

LTV Ratios (1)

	June 30, 2022
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Mortgage loans:
Commercial:
0% - 50%	$188	$—	$—	$—	$119	$1,202	$—	$—	$1,509
50% - 70%	575	1,790	1,374	276	634	2,969	221	—	7,839
70% - 90%	136	328	147	411	450	1,055	—	35	2,562
90% plus	—	—	—	—	—	—	—	—	—
Total commercial	$899	$2,118	$1,521	$687	$1,203	$5,226	$221	$35	$11,910

Agricultural:
0% - 50%	$103	$192	$214	$124	$129	$788	$—	$—	$1,550
50% - 70%	166	180	241	87	94	300	—	—	1,068
70% - 90%	—	—	—	—	—	16	—	—	16
90% plus	—	—	—	—	—	—	—	—	—
Total agricultural	$269	$372	$455	$211	$223	$1,104	$—	$—	$2,634
Total mortgage loans:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	June 30, 2022
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
0% - 50%	$291	$192	$214	$124	$248	$1,990	$—	$—	$3,059
50% - 70%	741	1,970	1,615	363	728	3,269	221	—	8,907
70% - 90%	136	328	147	411	450	1,071	—	35	2,578
90% plus	—	—	—	—	—	—	—	—	—
Total mortgage loans	$1,168	$2,490	$1,976	$898	$1,426	$6,330	$221	$35	$14,544

Debt Service Coverage Ratios (2)

	June 30, 2022
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Mortgage loans:
Commercial:
Greater than 2.0x	$420	$1,143	$1,243	$104	$631	$2,078	$—	$—	$5,619
1.8x to 2.0x	94	187	134	262	186	660	124	—	1,647
1.5x to 1.8x	270	275	49	266	190	1,051	68	—	2,169
1.2x to 1.5x	35	260	95	11	48	1,006	—	—	1,455
1.0x to 1.2x	—	253	—	44	148	360	29	35	869
Less than 1.0x	80	—	—	—	—	71	—	—	151
Total commercial	$899	$2,118	$1,521	$687	$1,203	$5,226	$221	$35	$11,910

Agricultural:
Greater than 2.0x	$48	$40	$63	$22	$12	$215	$—	$—	$400
1.8x to 2.0x	11	58	36	25	14	71	—	—	215
1.5x to 1.8x	38	43	112	28	23	209	—	—	453
1.2x to 1.5x	73	156	175	100	101	332	—	—	937
1.0x to 1.2x	83	74	65	30	69	264	—	—	585
Less than 1.0x	16	1	4	6	4	13	—	—	44
Total agricultural	$269	$372	$455	$211	$223	$1,104	$—	$—	$2,634
Total mortgage loans:
Greater than 2.0x	$468	$1,183	$1,306	$126	$643	$2,293	$—	$—	$6,019
1.8x to 2.0x	105	245	170	287	200	731	124	—	1,862
1.5x to 1.8x	308	318	161	294	213	1,260	68	—	2,622
1.2x to 1.5x	108	416	270	111	149	1,338	—	—	2,392
1.0x to 1.2x	83	327	65	74	217	624	29	35	1,454

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Less than 1.0x	96	1	4	6	4	84	—	—	195
Total mortgage loans	$1,168	$2,490	$1,976	$898	$1,426	$6,330	$221	$35	$14,544
______________
(1)The LTV ratio is derived from current loan balance divided by the fair value of the property. The fair value of the underlying commercial properties is updated annually for each mortgage loan.
(2)The DSC ratio is calculated using the most recently reported operating income results from property operations divided by annual debt service.
LTV Ratios (1)

	December 31, 2021
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Mortgage loans:
Commercial:
0% - 50%	$—	$—	$—	$184	$293	$1,009	$—	$—	$1,486
50% - 70%	1,944	1,286	339	619	491	2,533	139	—	7,351
70% - 90%	190	236	412	415	276	972	—	—	2,501
90% plus	—	—	—	35	5	73	—	—	113
Total commercial	$2,134	$1,522	$751	$1,253	$1,065	$4,587	$139	$—	$11,451

Agricultural:
0% - 50%	$180	$212	$128	$129	$119	$738	$—	$—	$1,506
50% - 70%	200	268	102	126	87	338	—	—	1,121
70% - 90%	—	—	—	—	—	17	—	—	17
90% plus	—	—	—	—	—	—	—	—	—
Total agricultural	$380	$480	$230	$255	$206	$1,093	$—	$—	$2,644
Total mortgage loans:
0% - 50%	$180	$212	$128	$313	$412	$1,747	$—	$—	$2,992
50% - 70%	2,144	1,554	441	745	578	2,871	139	—	8,472
70% - 90%	190	236	412	415	276	989	—	—	2,518
90% plus	—	—	—	35	5	73	—	—	113
Total mortgage loans	$2,514	$2,002	$981	$1,508	$1,271	$5,680	$139	$—	$14,095

Debt Service Coverage Ratios (2)

December 31, 2021
Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
(in millions)
Mortgage loans:
Commercial:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Greater than 2.0x	$1,143	$1,243	$210	$772	$485	$2,235	$—	$—	$6,088
1.8x to 2.0x	185	135	182	46	161	372	68	—	1,149
1.5x to 1.8x	275	49	284	211	166	919	48	—	1,952
1.2x to 1.5x	264	95	75	101	253	701	—	—	1,489
1.0x to 1.2x	267	—	—	88	—	287	23	—	665
Less than 1.0x	—	—	—	35	—	73	—	—	108
Total commercial	$2,134	$1,522	$751	$1,253	$1,065	$4,587	$139	$—	$11,451

Agricultural:
Greater than 2.0x	$49	$64	$25	$22	$24	$210	$—	$—	$394
1.8x to 2.0x	52	37	25	14	14	70	—	—	212
1.5x to 1.8x	43	113	28	22	41	193	—	—	440
1.2x to 1.5x	161	179	112	116	72	355	—	—	995
1.0x to 1.2x	75	83	31	77	54	226	—	—	546
Less than 1.0x	—	4	9	4	1	39	—	—	57
Total agricultural	$380	$480	$230	$255	$206	$1,093	$—	$—	$2,644
Total mortgage loans:
Greater than 2.0x	$1,192	$1,307	$235	$794	$509	$2,445	$—	$—	$6,482
1.8x to 2.0x	237	172	207	60	175	442	68	—	1,361
1.5x to 1.8x	318	162	312	233	207	1,112	48	—	2,392
1.2x to 1.5x	425	274	187	217	325	1,056	—	—	2,484
1.0x to 1.2x	342	83	31	165	54	513	23	—	1,211
Less than 1.0x	—	4	9	39	1	112	—	—	165
Total mortgage loans	$2,514	$2,002	$981	$1,508	$1,271	$5,680	$139	$—	$14,095
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
Past-Due and Nonaccrual Mortgage Loan Status
The following table provides information relating to the aging analysis of past-due mortgage loans as of June 30, 2022 and December 31, 2021, respectively.
Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
June 30, 2022:
Mortgage loans:
Commercial	$—	$—	$—	$—	$11,910	$11,910	$—	$11,910	$—	$—
Agricultural	9	1	19	29	2,589	2,618	16	2,634	—	—
Total	$9	$1	$19	$29	$14,499	$14,528	$16	$14,544	$—	$—

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

December 31, 2021:
Mortgage loans:
Commercial	$—	$—	$—	$—	$11,451	$11,451	$—	$11,451	$—	$—
Agricultural	1	1	25	27	2,601	2,628	16	2,644	—	—
Total	$1	$1	$25	$27	$14,052	$14,079	$16	$14,095	$—	$—
_______________
(1)Amounts presented at amortized cost basis.
As of June 30, 2022 and December 31, 2021, the carrying values of problem mortgage loans that had been classified as non-accrual loans were $13 million and $14 million, respectively.
Troubled Debt Restructuring
During the three and six months ended June 30, 2022 and 2021, the Company identified an immaterial amount of TDRs.
Equity Securities
The table below presents a breakdown of unrealized and realized gains and (losses) on equity securities during the three and six months ended June 30, 2022 and 2021.
Unrealized and Realized Gains (Losses) from Equity Securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(70)	$21	$(110)	$40
Net investment gains (losses) recognized on securities sold during the period	2	10	(11)	4
Unrealized and realized gains (losses) on equity securities	$(68)	$31	$(121)	$44
Trading Securities
As of June 30, 2022 and December 31, 2021, respectively, the fair value of the Company’s trading securities was $538 million and $631 million. As of June 30, 2022 and December 31, 2021, respectively, trading securities included the General Account’s investment in Separate Accounts had carrying values of $35 million and $45 million.
The table below shows a breakdown of net investment income (loss) from trading securities during the three and six months ended June 30, 2022 and 2021.
Net Investment Income (Loss) from Trading Securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(108)	$(176)	$(202)	$(246)
Net investment gains (losses) recognized on securities sold during the period	4	184	6	213
Unrealized and realized gains (losses) on trading securities	(104)	8	(196)	(33)
Interest and dividend income from trading securities	2	43	18	81
Net investment income (loss) from trading securities	$(102)	$51	$(178)	$48
Fixed maturities, at fair value using the fair value option

The table below shows a breakdown of net investment income (loss) from fixed maturities, at fair value using the fair value option during the three and six months ended June 30, 2022 and 2021.

Net Investment Income (Loss) from Fixed Maturities, at Fair Value using the Fair Value Option

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(8)	$(2)	$(13)	$(2)
Net investment gains (losses) recognized on securities sold during the period	—	1	6	2
Unrealized and realized gains (losses) from fixed maturities	(8)	(1)	(7)	—
Interest and dividend income from fixed maturities	(17)	9	(1)	10
Net investment income (loss) from fixed maturities	$(25)	$8	$(8)	$10

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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
Derivatives Utilized to Hedge Exposure to Foreign Currency Denominated Cash Flows
The Company purchases private placement debt securities and issues funding agreements in the FABN program in currencies other than its functional U.S. dollar currency. The Company enters into cross currency swaps with external counterparties to hedge the exposure of the foreign currency denominated cash flows of these instruments. The foreign currency received from or paid to the cross currency swap counterparty is exchanged for fixed U.S. dollar amounts with improved net investment yields or net product costs over equivalent U.S. dollar denominated instruments issued at that time. The transactions are accounted for as cash flow hedges when they are designated in hedging relationships and qualify for hedge accounting. The first cross currency swap hedges were designated and applied hedge accounting during the quarter ended June 30, 2021.
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
The following table presents the gross notional amount and estimated fair value of the Company’s derivatives:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Derivative Instruments by Category

	June 30, 2022			December 31, 2021
		Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives: designated for hedge accounting (1)
Cash flow hedges:
Currency swaps	$1,307	$63	$86	$921	$7	$42
Interest swaps	954	—	298	955	—	395
Total: designated for hedge accounting	2,261	63	384	1,876	7	437
Derivatives: not designated for hedge accounting (1)
Equity contracts:
Futures	4,131	2	—	2,640	—	1
Swaps	10,340	16	10	13,378	6	4
Options	37,766	6,559	3,722	48,489	12,024	5,065
Interest rate contracts:
Futures	9,824	—	—	12,575	—	—
Swaps	1,319	15	72	1,889	—	46
Swaptions	—	—	—	—	—	—
Credit contracts:
Credit default swaps	282	17	9	774	9	10
Currency contracts
Currency swaps	181	9	—	541	1	—
Currency forwards	78	21	21	79	8	7
Other freestanding contracts:
Margin	—	224	—	—	125	—
Collateral	—	138	3,695	—	178	6,160
Total: not designated for hedge accounting	63,921	7,001	7,529	80,365	12,351	11,293

Embedded derivatives:
Amounts due from reinsurers (5)	—	4,681	—	—	5,813	—
GMIB reinsurance contracts (2)	—	1,498	—	—	1,848	—
GMxB derivative features liability (3)	—	—	6,180	—	—	8,525
SCS, SIO, MSO and IUL indexed features (4)	—	—	2,636	—	—	6,773
Total embedded derivatives	—	6,179	8,816	—	7,661	15,298

Total derivative instruments	$66,182	$13,243	$16,729	$82,241	$20,019	$27,028
___________
(1)Reported in other invested assets in the consolidated balance sheets.
(2)Reported in GMIB reinsurance contract asset in the consolidated balance sheets.
(3)Reported in future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.
(4)Reported in policyholders’ account balances in the consolidated balance sheets.
(5)Represents GMIB NLG ceded related to the Venerable Transaction.

The following table presents the effects of derivative instruments on the consolidated statements of income and comprehensive income (loss).

Derivative Instruments by Category

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
	(in millions)
	Net Derivatives Gain(Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gain(Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
Derivatives: designated for hedge accounting
Cash flow hedges:
Currency swaps	$18	$1	$8	$(8)	$14	$2	$(10)	$5
Interest swaps	(27)	—	—	168	(41)	—	—	148
Total: designated for hedge accounting	(9)	1	8	160	(27)	2	(10)	153
Derivatives: not Designated for hedge accounting
Equity contracts
Futures	398	—	—	—	456	—	—	—
Swaps	2,043	—	—	—	2,778	—	—	—
Options	(3,446)	—	—	—	(3,730)	—	—	—
Interest rate contracts
Futures	(546)	—	—	—	(1,058)	—	—	—
Swaps	(154)	—	—	—	(303)	—	—	—
Swaptions	—	—	—	—	—	—	—	—
Credit contracts
Credit default swaps	13	—	—	—	14	—	—	—
Currency contracts
Currency swaps	13	—	—	—	18	—	—	—
Currency forwards	2	—	—	—	2	—	—	—
Other freestanding contracts
Margin	—	—	—	—	—	—	—	—
Collateral	—	—	—	—	—	—	—	—
Total: not designated for hedge accounting	(1,677)	—	—	—	(1,823)	—	—	—

Embedded derivatives
Amounts due from reinsurers	(376)	—	—	—	(1,142)	—	—	—
GMIB reinsurance contracts	(79)	—	—	—	(339)	—	—	—
GMxB derivative features liability (2)	827	—	—	—	2,515	—	—	—
SCS, SIO,MSO and IUL indexed features	3,543	—	—	—	3,866	—	—	—
Total embedded derivatives	$3,915	$—	$—	$—	$4,900	$—	$—	$—

Total derivative instruments	$2,229	$1	$8	$160	$3,050	$2	$(10)	$153

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
	(in millions)
	Net Derivatives Gain(Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gain(Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
Derivatives: designated for hedge accounting
Cash flow hedges:
Currency/interest rate
Currency swaps	$—	$—	$(17)	$—	$—	$—	$(17)	$—
Interest swaps	$(24)	$—	$—	$6	$(28)	$—	$—	$33
Total: designated for hedge accounting	(24)	—	(17)	6	(28)	—	(17)	33
Derivatives: not designated for hedge accounting
Equity contracts
Futures	(161)	—	—	—	(449)	—	—	—
Swaps	(1,339)	—	—	—	(2,610)	—	—	—
Options	1,201	—	—	—	2,346	—	—	—
Interest rate contracts
Futures	152	—	—	—	(798)	—	—	—
Swaps	470	—	—	—	(2,442)	—	—	—
Swaptions	—	—	—	—	—	—	—	—
Credit contracts
Credit default swaps	(1)	—	—	—	(1)	—	—	—
Currency contracts
Currency swaps	—	—	—	—	—	—	—	—
Currency forwards	—	—	—	—	1	—	—	—
Other freestanding contracts
Margin	—	—	—	—	—	—	—	—
Collateral	—	—	—	—	—	—	—	—
Total: not designated for hedge accounting	322	—	—	—	(3,953)	—	—	—

Embedded derivatives
Amounts due from reinsurers	242	—	—	—	242	—	—	—
GMIB reinsurance contracts	120	—	—	—	(458)	—	—	—
GMxB derivative features liability (2)	(674)	—	—	—	2,735	—	—	—
SCS, SIO,MSO and IUL indexed features	(1,183)	—	—	—	(2,328)	—	—	—
Total embedded derivatives	$(1,495)	$—	$—	$—	$191	$—	$—	$—

Total derivative instruments	$(1,197)	$—	$(17)	$6	$(3,790)	$—	$(17)	$33
______________
(1)Reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2)Excludes settlement fees of $45 million on CS Life reinsurance contract for the six months ended June 30, 2021.

The table that follow below present a roll-forward of cash flow hedges recognized in AOCI.
Roll-forward of Cash flow hedges in AOCI

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Balance, beginning of period	$(215)	$(132)	$(208)	$(126)
Amount recorded in AOCI
Currency swaps	3	(17)	—	(17)
Interest swaps	137	(56)	98	(78)
Total amount recorded in AOCI	140	(73)	98	(95)
Amount reclassified from AOCI to income
Currency swaps	(10)	17	6	17
Interest swaps	31	30	50	46
Total amount reclassified from AOCI to income	21	47	56	63
Balance, end of period	$(54)	$(158)	$(54)	$(158)
_______________
(1) The Company does not estimate the amount of the deferred losses in AOCI at three and six months ended June 30, 2022 and 2021 which will be released and reclassified into Net income (loss) over the next 12 months as the amounts cannot be reasonably estimated.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts as of June 30, 2022 and December 31, 2021 are exchange-traded and net settled daily in cash. As of June 30, 2022 and December 31, 2021, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $207 million and $109 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $172 million and $200 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and EAFE indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $15 million and $16 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of June 30, 2022 and December 31, 2021, respectively, the Company held $3.7 billion and $6.2 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $138 million and $178 million as of June 30, 2022 and December 31, 2021, respectively, in the normal operation of its collateral arrangements. The Company is exposed to losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.
Substantially all of the Company’s derivative agreements have zero thresholds which require daily full collateralization by the party in a liability position. In addition, certain of the Company’s derivative agreements contain credit-risk related contingent features; if the credit rating of one of the parties to the derivative agreement is to fall below a certain level, the party with positive fair value could request termination at the then fair value or demand immediate full collateralization from the party whose credit rating fell and is in a net liability position.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

As of June 30, 2022 and December 31, 2021, there were no net liability derivative positions with counterparties with credit risk-related contingent features whose credit rating has fallen. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.
The following tables presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments as of June 30, 2022 and December 31, 2021:

Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of June 30, 2022

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (3)	Net Amount
	(in millions)
Assets:
Derivative assets (1)	$7,065	$6,825	$240	$—	$240
Other financial assets	1,920	—	1,920	—	1,920
Other invested assets	$8,985	$6,825	$2,160	$—	$2,160

Liabilities:
Derivative liabilities (2)	$7,913	$6,825	$1,088	$—	$1,088
Other financial liabilities	3,778	—	3,778	—	3,778
Other liabilities	$11,691	$6,825	$4,866	$—	$4,866
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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
Summarized financial information for the Company’s Closed Block is as follows:

	June 30, 2022	December 31, 2021
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$5,806	$5,928
Policyholder dividend obligation	—	—
Other liabilities	66	39
Total Closed Block liabilities	5,872	5,967

Assets Designated to the Closed Block:
Fixed maturities AFS, at fair value (amortized cost of $3,189 and $3,185) (allowance for credit losses of $0 and $0)	3,054	3,390
Mortgage loans on real estate (net of allowance for credit losses of $3 and $4)	1,693	1,771
Policy loans	581	602
Cash and other invested assets	70	63
Other assets	122	90
Total assets designated to the Closed Block	5,520	5,916

Excess of Closed Block liabilities over assets designated to the Closed Block	352	51
Amounts included in AOCI:
Net unrealized investment gains (losses), net of policyholders’ dividend obligation: $0 and $0; and net of income tax: $28 and $(43)	(96)	172
Maximum future earnings to be recognized from Closed Block assets and liabilities	$256	$223

The Company’s Closed Block revenues and expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Revenues:
Premiums and other income	$31	$37	$64	$76
Net investment income (loss)	55	60	113	120
Investment gains (losses), net	(3)	2	(2)	2
Total revenues	83	99	175	198

Benefits and Other Deductions:
Policyholders’ benefits and dividends	80	90	156	196
Other operating costs and expenses	—	—	—	1
Total benefits and other deductions	80	90	156	197
Net income (loss), before income taxes	3	9	19	1
Income tax (expense) benefit	3	—	4	(1)
Net income (loss)	$6	$9	$23	$—

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

A reconciliation of the Company’s policyholder dividend obligation follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Beginning balance	$—	$28	$—	$160
Unrealized investment gains (losses)	—	44	—	(88)
Ending balance	$—	$72	$—	$72

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

Change in Liability for Variable Annuity Contracts with GMDB and GMIB Features and No NLG Feature
Three and Six Months Ended June 30, 2022 and 2021

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	GMDB			GMIB
	Direct	Assumed (1) (2)	Ceded	Direct	Assumed (1) (2)	Ceded
	(in millions)
Balance, April 1, 2022	$5,040	$—	$(2,253)	$6,024	$—	$(3,750)
Paid guarantee benefits	(148)	—	61	(145)	—	(8)
Other changes in reserve	204	—	(84)	286	—	51
Balance, June 30, 2022	$5,096	$—	$(2,276)	$6,165	$—	$(3,707)

Balance, April 1, 2021	$5,086	$72	$(84)	$5,966	$144	$(1,907)
Paid guarantee benefits	(114)	(6)	20	(92)	3	11
Other changes in reserve	119	8	(22)	31	(7)	(131)
Impact of the Venerable Transaction (1) (2)	—	(74)	(2,176)	—	(140)	(2,141)
Balance, June 30, 2021	$5,091	$—	$(2,262)	$5,905	$—	$(4,168)

	GMDB			GMIB
	Direct	Assumed (1) (2)	Ceded	Direct	Assumed (1) (2)	Ceded
	(in millions)
Balance, January 1, 2022	$4,951	$—	$(2,216)	$5,892	$—	$(3,968)
Paid guarantee benefits	(281)	—	117	(266)	—	7
Other changes in reserve	426	—	(177)	539	—	254
Balance, June 30, 2022	$5,096	$—	$(2,276)	$6,165	$—	$(3,707)

Balance, January 1, 2021	$5,097	$72	$(88)	$6,026	$196	$(2,488)
Paid guarantee benefits	(247)	(12)	23	(184)	(49)	25
Other changes in reserve	241	14	(21)	63	(7)	436
Impact of the Venerable Transaction	—	(74)	(2,176)	—	(140)	(2,141)
Balance, June 30, 2021	$5,091	$—	$(2,262)	$5,905	$—	$(4,168)
______________
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
Account Values and Net Amount at Risk
Account Values and NAR for direct variable annuity contracts in force with GMDB and GMIB features as of June 30, 2022 are presented in the following tables by guarantee type. For contracts with the GMDB feature, the NAR in the event of death is the amount by which the GMDB feature exceeds the related Account Values. For contracts with the GMIB feature, the NAR in the event of annuitization is the amount by which the present value of the GMIB benefits exceed the related Account Values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB features may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive.
Direct Variable Annuity Contracts with GMDB and GMIB Features as of June 30, 2022

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rate)
Variable annuity contracts with GMDB features
Account Values invested in:
General Account	$16,501	$90	$49	$153	$16,793
Separate Accounts	47,469	7,745	2,577	26,538	84,329
Total Account Values	$63,970	$7,835	$2,626	$26,691	$101,122

NAR, gross	$720	$1,424	$1,848	$22,522	$26,514
NAR, net of amounts reinsured	$711	$1,286	$1,337	$12,051	$15,385

Average attained age of policyholders (in years)	51.5	69.4	75.8	71.4	55.7
Percentage of policyholders over age 70	11.9%	51.6%	73.6%	59.2%	21.0%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

Variable annuity contracts with GMIB features
Account Values invested in:
General Account	$—	$—	$15	$199	$214
Separate Accounts	—	—	21,461	27,973	49,434
Total Account Values	$—	$—	$21,476	$28,172	$49,648

NAR, gross	$—	$—	$652	$9,749	$10,401
NAR, net of amounts reinsured	$—	$—	$209	$4,023	$4,232

Average attained age of policyholders (in years)	N/A	N/A	65.4	71.1	68.9
Weighted average years remaining until annuitization	N/A	N/A	5.7	0.5	2.5
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

For more information about the reinsurance programs of the Company’s GMDB and GMIB exposure, see “Reinsurance” in Note 11 of the Notes to the Consolidated Financial Statements 2021 Form 10-K.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Investment in Variable Insurance Trust Mutual Funds

	June 30, 2022		December 31, 2021
Mutual Fund Type	GMDB	GMIB	GMDB	GMIB
	(in millions)
Equity	$39,786	$14,596	$52,771	$20,015
Fixed income	4,738	2,179	5,391	2,507
Balanced	38,682	32,396	48,390	40,491
Other	1,123	263	1,025	263
Total	$84,329	$49,434	$107,577	$63,276
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

	Direct Liability (1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Beginning balance	$1,112	$1,050	$1,096	$1,022
Paid guarantee benefits	(8)	(13)	(16)	(28)
Other changes in reserves	30	33	54	76
Ending balance	$1,134	$1,070	$1,134	$1,070
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. As of June 30, 2022 and December 31, 2021, no assets or liabilities were required to be measured at fair value on a non-recurring basis.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Fair Value Measurements as of June 30, 2022

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments
Fixed maturities, AFS:
Corporate (1)	$—	$44,675	$1,767	$46,442
U.S. Treasury, government and agency	—	6,979	—	6,979
States and political subdivisions	—	617	30	647
Foreign governments	—	959	—	959
Residential mortgage-backed (2)	—	509	—	509
Asset-backed (3)	—	8,315	18	8,333
Commercial mortgage-backed	—	3,316	25	3,341
Redeemable preferred stock	—	44	—	44
Total fixed maturities, AFS	—	65,414	1,840	67,254
Fixed maturities, at fair value using the fair value option	—	1,139	423	1,562
Other equity investments (7)	305	495	13	813
Trading securities	280	206	52	538
Other invested assets:
Short-term investments	7	164	50	221
Assets of consolidated VIEs/VOEs	75	386	5	466
Swaps	—	(363)	—	(363)
Credit default swaps	—	9	—	9
Futures	2	—	—	2
Options	—	2,837	—	2,837
Total other invested assets	84	3,033	55	3,172
Cash equivalents	2,764	548	—	3,312
Segregated securities	—	1,747	—	1,747
Amounts due from reinsurer (6)	—	—	4,681	4,681
GMIB reinsurance contracts asset	—	—	1,498	1,498
Separate Accounts assets (4)	113,384	2,555	1	115,940
Total Assets	$116,817	$75,137	$8,563	$200,517

Liabilities
Notes issued by consolidated VIE’s, at fair value using the fair value option (5)	$—	$1,387	$—	$1,387
GMxB derivative features’ liability	—	—	6,180	6,180
SCS, SIO, MSO and IUL indexed features’ liability	—	2,636	—	2,636
Liabilities of consolidated VIEs and VOEs	15	4	—	19
Contingent payment arrangements	—	—	42	42
Total Liabilities	$15	$4,027	$6,222	$10,264
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(4)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate. As of June 30, 2022, the fair value of such investments was $438 million.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

(5)Includes CLO short-term debt of $245 million, which is inclusive as fair valued within Notes issued by consolidated VIE’s, at fair value using the fair value option. Accrued interest payable of $8 million is reported in Notes issued by consolidated VIE’s, at fair value using the fair value option in the consolidated balance sheets, which is not required to be measured at fair value on a recurring basis.
(6)This represents GMIB NLG ceded reserves related to the Venerable Transaction. See Note 1 of the Notes to these Consolidated Financial Statements for details of the Venerable Transaction.
(7)Includes short position equity securities of $15 million that are reported in other liabilities.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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
The valuations of the GMIB reinsurance contract asset, GMIB NLG Reinsurance and GMxB derivative features liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and equity projections of Separate Account funds. The credit risks of the counterparty and of the Company are considered in determining the fair values of its GMIB reinsurance contract asset, GMIB NLG Reinsurance and GMxB derivative features liability positions, respectively, after taking into account the effects of collateral arrangements. Incremental adjustment to the U.S. Treasury curve for non-performance risk is made to the fair values of the GMIB reinsurance contract asset, GMIB NLG Reinsurance and GMIB NLG feature to reflect the claims-paying ratings of counterparties and the Company. Due to the unique, long duration of the GMIB NLG feature and GMIB NLG Reinsurance, risk margins were applied to the non-capital markets inputs to the GMIB NLG valuations.
After giving consideration to collateral arrangements, the impact to the fair value of its GMIB reinsurance contract asset was a decrease of $148 million and $107 million as of June 30, 2022 and December 31, 2021, respectively, to recognize incremental counterparty non-performance risk.
After giving consideration to collateral arrangements, the impact to the fair value of its Amounts due from Reinsurers was a decrease of $213 million and $210 million at June 30, 2022 and December 31, 2021 to recognize incremental counterparty non-performance risk.
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
Transfers of Financial Instruments Between Levels 2 and 3
During the six months ended June 30, 2022, fixed maturities with fair values of $184 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $250 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 6.2% of total equity as of June 30, 2022.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The tables below present reconciliations for all Level 3 assets and liabilities and changes in unrealized gains (losses) for the three and six months ended June 30, 2022 and 2021, respectively.

	Corporate	State and Political Subdivisions	Asset-backed	CMBS	Trading Securities, at Fair Value	Fixed maturities, at FVO

Balance, April 1, 2022	$1,683	$32	$332	$238	$52	$342
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1	—	—	—	—	4
Investment gains (losses), net	(1)	—	—	—	—	—
Subtotal	—	—	—	—	—	4
Other comprehensive income (loss)	(50)	(2)	(1)	(1)	—	—
Purchases	327	—	(313)	(212)	—	64
Sales	(74)	—	—	—	—	(24)
Activity related to consolidated VIEs/VOEs	—	—	—	—	—	—
Transfers into Level 3 (1)	(5)	—	—	—	—	(3)
Transfers out of Level 3 (1)	(114)	—	—	—	—	40
Balance, June 30, 2022	$1,767	$30	$18	$25	$52	$423
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—	$4
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$(50)	$(2)	$—	$—	$—	$—

Balance, April 1, 2021	$1,255	$38	$65	$4	$39	$142
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	2	—	—	—	—	8
Investment gains (losses), net	(6)	—	—	—	—	—
Subtotal	(4)	—	—	—	—	8
Other comprehensive income (loss)	17	—	—	—	—	—
Purchases	294	—	74	6	—	42
Sales	(137)	(1)	(11)	—	—	(1)
Activity related to consolidated VIEs/VOEs	—	—	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—	8
Transfers out of Level 3 (1)	(164)	—	—	—	—	(51)
Balance, June 30, 2021	$1,261	$37	$128	$10	$39	$148
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—	$8
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$17	$—	$—	$—	$—	$—

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

_____

	Corporate	State and Political Subdivisions	Asset-backed	CMBS	Trading Securities, at Fair Value	Fixed maturities, at FVO

Balance, January 1, 2022	$1,504	$35	$8	$20	$65	$201
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	2	—	—	—	—	—
Investment gains (losses), net	—	—	—	—	(13)	—
Subtotal	2	—	—	—	(13)	—
Other comprehensive income (loss)	(81)	(4)	(1)	(2)	—	—
Purchases	559	—	12	7	—	153
Sales	(161)	(1)	(1)	—	—	(53)
Activity related to consolidated VIEs/VOEs	—	—	—	—	—	—
Transfers into Level 3 (1)	65	—	—	—	—	185
Transfers out of Level 3 (1)	(121)	—	—	—	—	(63)
Balance, June 30, 2022	$1,767	$30	$18	$25	$52	$423
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$(13)	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$(79)	$(4)	$(1)	$(2)	$—	$—

Balance, January 1, 2021	$1,702	$39	$20	$—	$39	$80
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	3	—	—	—	—	11
Investment gains (losses), net	(12)	—	—	—	—	—
Subtotal	(9)	—	—	—	—	11
Other comprehensive income (loss)	26	(1)	—	—	—	—
Purchases	459	—	124	10	—	130
Sales	(206)	(1)	(16)	—	—	(9)
Activity related to consolidated VIEs/VOEs	—	—	—	—	—
Transfers into Level 3 (1)	2	—	—	—	—	15
Transfers out of Level 3 (1)	(713)	—	—	—	—	(79)
Balance, June 30, 2021	$1,261	$37	$128	$10	$39	$148
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—	$11
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$26	$(1)	$—	$—	$—	$—
________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of June 30, 2022 or June 30, 2021, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Other Equity Investments (7)	GMIB Reinsurance Contract Asset	Amounts Due from Reinsurers	Separate Accounts Assets	GMxB Derivative Features Liability	Contingent Payment Arrangement

Balance, April 1, 2022	$11	$1,582	$5,056	$—	$(6,925)	$(37)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—	—	—	—	—
Net derivative gains (losses) (1)	—	(79)	(376)	—	827	—
Total realized and unrealized gains (losses)	—	(79)	(376)	—	827	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases (2)	57	11	28	—	(116)	(3)
Sales (3)	—	(16)	(27)	1	34	—
Activity related to consolidated VIEs/VOEs	(1)	—	—	—	—	(2)
Transfers into Level 3 (4)	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	—
Balance, June 30, 2022	$67	$1,498	$4,681	$1	$(6,180)	$(42)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (6)	$—	$(79)	$(376)	$—	$827	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (6)	$—	$—	$—	$—	$—	$—

Balance, April 1, 2021	$83	$1,907	$—	$—	$(7,824)	$(36)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	18	—	—	—	—	—
Net derivative gains (losses) (1) (5)	—	120	242	—	(673)	—
Total realized and unrealized gains (losses)	18	120	242	—	(673)	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases (2)	—	11	10	1	(121)	(1)
Sales (3)	2	(12)	(1)	—	23	—
Other	—	—	5,259	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—	—	(1)
Transfers into Level 3 (4)	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	140	—
Balance, June 30, 2021	$103	$2,026	$5,510	$1	$(8,455)	$(38)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (6)	$18	$120	$242	$—	$(673)	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (6)	$—	$—	$—	$—	$—	$—

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Other Equity Investments (7)	GMIB Reinsurance Contract Asset	Amounts Due from Reinsurers	Separate Accounts Assets	GMxB Derivative Features Liability	Contingent Payment Arrangement

Balance, January 1, 2022	$16	$1,848	$5,815	$1	$(8,525)	$(38)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—	—	—	—	—
Net derivative gains (losses) (1)	—	(339)	(1,142)	—	2,515	—
Total realized and unrealized gains (losses)	—	(339)	(1,142)	—	2,515	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases (2)	57	21	61	—	(236)	(2)
Sales (3)	—	(32)	(53)	—	66	—
Activity related to consolidated VIEs/VOEs	(3)	—	—	—	—	(2)
Transfers into Level 3 (4)	—	—		—	—	—
Transfers out of Level 3 (4)	(3)	—	—	—	—	—
Balance, June 30, 2022	$67	$1,498	$4,681	$1	$(6,180)	$(42)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (6)	$—	$(339)	$(1,142)	$—	$2,515	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (6)	$—	$—	$—	$—	$—	$—

Balance, January 1, 2021	$84	$2,488	$—	$1	$(11,131)	$(28)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	19	—	—	—	—	—
Net derivative gains (losses) (1) (5)	—	(458)	242	—	2,735	—
Total realized and unrealized gains (losses)	19	(458)	242	—	2,735	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases (2)	3	21	10	1	(240)	(8)
Sales (3)	(1)	(25)	(1)	—	41	—
Other	—	—	5,259	—	—	—
Activity related to consolidated VIEs/VOEs	(2)	—	—	—	—	(2)
Transfers into Level 3 (4)	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	(1)	140	—
Balance, June 30, 2021	$103	$2,026	$5,510	$1	$(8,455)	$(38)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (6)	$19	$(458)	$242	$—	$2,735	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (6)	$—	$—	$—	$—	$—	$—
______________
(1)For the three and six months ended June 30, 2022 and 2021, the Company’s non-performance risk impact of $395 million , $(60) million, $878 million and $20 million for the GMxB Derivative Features Liability, $(37) million ,$16 million, $(74) million and $1 million for the GMIB Reinsurance Contract Asset, and $(35) million, $12 million, $(77) million and $12 million for the Amounts due from Reinsurers is recorded through Net derivative gains (losses), respectively.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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
(5) For the six months ended June 30, 2021, GMxB Derivative Features Liability excludes settlement fees on CS Life reinsurance contract of $45 million.
(6) For instruments held as of June 30, 2022 or June 30, 2021, amounts are included in net investment income or net derivative gains
(losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(7) Other Equity Investments include other invested assets and short term investments.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of June 30, 2022 and December 31, 2021, respectively.
Quantitative Information about Level 3 Fair Value Measurements as of June 30, 2022

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$247	Matrix pricing model	Spread over Benchmark	20 bps - 803 bps	151 bps
	885	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples Loan to value	5.2x - 31.8x 8.0% - 38.5% 1.2x - 11.6x 0.0% - 44.4%	13.4x 10.2% 6.6x 25.9%
Trading Securities, at Fair Value	52	Discounted Cash Flow	Earnings multiple Discount factor Discount years	7.3x 10.0% 11
Other equity investments	4	Market comparable companies	Revenue multiple	7.1x - 9.5x	8.5x
GMIB reinsurance contract asset	1,498	Discounted cash flow	Lapse rates Withdrawal Rates GMIB Utilization Rates Non-performance risk Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.45%-20.86% 0.27%-8.66% 0.04%-60.44% 111 bps - 169 bps 15%-34% 0.01%-0.17% 0.06%-0.53% 0.31%-40.00%	2.80% 0.98% 5.87% 113 bps 24% 2.83% (same for all ages) (same for all ages)
Amount Due from Reinsurers	4,681	Discounted Cash Flow	Lapse rates Withdrawal Rates GMIB Utilization Rates Non-performance risk (bps) Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.45%-20.86% 0.27%-8.66% 0.04%-60.44% 59 bps 15%-34% 0.01%-0.17% 0.06%-0.53% 0.31%-40.00%	1.80% 1.24% 8.19% 59 bps 24% 2.13% (same for all ages) (same for all ages)
Liabilities:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
AB Contingent Consideration Payable	42	Discounted cash flow	Expected revenue growth rates Discount rate	2.0% - 83.9% 1.9% - 10.4%	7.9% 7.0%
GMIB NLG	6,198	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality rates (1): Ages 0 - 40 Ages 41-60 Ages 61-115	191 bps 1.04%-23.57% 0.27%-8.66% 0.03%-100.00% 0.01%-0.19% 0.07%-0.57% 0.44%-43.60%	191 bps 3.73% 1.14% 5.94% 1.60% (same for all ages) (same for all ages)
GWBL/GMWB	65	Discounted cash flow	Lapse rates Withdrawal Rates Utilization Rates Volatility rates - Equity Non-performance risk(bps)	0.60%-20.86% 0.00%-8.00% 100% once starting 15%-34% 191 bps	2.80% 0.98% 24%
GIB	(82)	Discounted cash flow	Lapse rates Withdrawal Rates Utilization Rates Volatility rates - Equity Non-performance risk(bps)	0.60%-20.86% 0.13%-8.66% 0.04%-100.00% 15% - 34% 191 bps	2.80% 0.98% 5.87% 24%
GMAB	(1)	Discounted cash flow	Lapse rates Volatility rates - Equity Non-performance risk(bps)	0.60%-20.86% 15%-34% 191 bps	2.80% 24%
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
Excluded from the tables above as of June 30, 2022 and December 31, 2021, respectively, are approximately $1.2 billion and $635 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above as of June 30, 2022 and December 31, 2021, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit risk transfer securities, and equipment financings. Included in the tables above as of June 30, 2022 and December 31, 2021, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
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
The significant unobservable inputs used in the fair value measurement of the Company’s GMIB NLG liability and GMIB NLG Reinsurance are lapse rates, withdrawal rates, GMIB utilization rates, adjustment for non-performance risk and NLG forfeiture rates. NLG forfeiture rates are caused by excess withdrawals above the annual GMIB accrual rate that cause the NLG to expire. Significant decreases in lapse rates, NLG forfeiture rates, adjustment for non-performance risk and GMIB utilization rates would tend to increase the GMIB NLG liability and GMIB NLG

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Reinsurance, while decreases in withdrawal rates and volatility rates would tend to decrease the GMIB NLG liability and GMIB NLG Reinsurance.
The significant unobservable inputs used in the fair value measurement of the Company’s GMWB and GWBL liability are lapse rates and withdrawal rates. Significant increases in withdrawal rates or decreases in lapse rates in isolation would tend to increase these liabilities. Increases in volatility would increase these liabilities.
Carrying Value of Financial Instruments Not Otherwise Disclosed in Note 3 and Note 4 of the Notes to these Consolidated Financial Statements
The carrying values and fair values as of June 30, 2022 and December 31, 2021 for financial instruments not otherwise disclosed in Note 3 and Note 4 of the Notes to these Consolidated Financial Statements are presented in the table below.
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
June 30, 2022:
Mortgage loans on real estate	$14,480	$—	$—	$13,258	$13,258
Policy loans	$4,020	$—	$—	$4,993	$4,993
Policyholders’ liabilities: Investment contracts	$2,031	$—	$—	$1,916	$1,916
FHLB funding agreements	$7,287	$—	$7,241	$—	$7,241
FABN funding agreements	$6,671	$—	$6,077	$—	$6,077
Short-term and long-term debt (1)	$3,840	$—	$3,753	$—	$3,753
Separate Accounts liabilities	$10,292	$—	$—	$10,292	$10,292

December 31, 2021:
Mortgage loans on real estate	$14,033	$—	$—	$14,308	$14,308
Policy loans	$4,024	$—	$—	$5,050	$5,050
Policyholders’ liabilities: Investment contracts	$2,035	$—	$—	$2,103	$2,103
FHLB funding agreements	$6,647	$—	$6,679	$—	$6,679
FABN funding agreements	$6,689	$—	$6,626	$—	$6,626
Short-term and long-term debt (1)	$3,839	$—	$4,544	$—	$4,544
Separate Accounts liabilities	$11,620	$—	$—	$11,620	$11,620
_____________
(1)As of June 30, 2022 and December 31, 2021 excludes CLO short-term debt of $245 million and $92 million, which is inclusive as fair valued within Notes issued by consolidated VIE’s, at fair value using the fair value option.

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

AB Retirement Plans
AB maintains a qualified, non-contributory, defined benefit retirement plan covering current and former employees who were employed by AB in the United States prior to October 2, 2000 (the “AB Plan”). Benefits under the AB Plan are based on years of credited service, average final base salary, and primary Social Security benefits.
Net Periodic Pension Expense
Components of net periodic pension expense for the Company’s plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Service cost	$2	$2	$4	$5
Interest cost	14	14	28	27
Expected return on assets	(40)	(38)	(79)	(76)
Prior Period Svc Cost Amortization	(1)	—	(1)	(1)
Actuarial (gain) loss	—	—	1	1
Net amortization	20	29	40	58
Impact of settlement	—	—	—	—
Net Periodic Pension Expense	$(5)	$7	$(7)	$14
9)    INCOME TAXES
Income tax expense for the three and six months ended June 30, 2022 and 2021 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
10)    EQUITY
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows:

	June 30, 2022			December 31, 2021
Series	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
Series A	32,000	32,000	32,000	32,000	32,000	32,000
Series B	20,000	20,000	20,000	20,000	20,000	20,000
Series C	12,000	12,000	12,000	12,000	12,000	12,000
Total	64,000	64,000	64,000	64,000	64,000	64,000

Dividends declared per share were as follows for the periods indicated:

	Three Months Ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Series A dividends declared	$328	$328	$656	$656
Series B dividends declared	$619	$619	$619	$619
Series C dividends declared	$269	$269	$538	$469
Common Stock
Dividends declared per share of common stock were as follows for the periods indicated:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Dividends declared	$0.20	$0.18	$0.38	$0.35

Share Repurchase

On February 9, 2022, the Company’s Board of Directors authorized a new $1.2 billion share repurchase program. Under this program, the Company may, from time to time purchase shares of its common stock through various means. The Company may choose to suspend or discontinue the repurchase program at any time. The repurchase program does not obligate the Company to purchase any particular number of shares. As of June 30, 2022, Holdings had authorized capacity of approximately $705 million remaining in its share repurchase program.
Holdings repurchased a total of 7.6 million, 8.2 million, 16.2 million and 22.7 million shares of its common stock at an average price of $28.90, $34.09, $30.81, and $31.29 per share, respectively through open market repurchases, ASRs and privately negotiated transactions during the three and six months ended June 30, 2022 and 2021.
Holdings did not repurchase any shares of its common stock through open market purchases in the three months ended June 30, 2022 and 2021. During the six months ended June 30, 2022 and 2021, Holdings repurchased 7.9 million and 3.2 million shares of its common stock through open market repurchases.
In April 2022, Holdings entered into an ASR with a third-party financial institution to repurchase an aggregate of $100 million of Holdings’ common stock. Pursuant to the ASR, Holdings made a prepayment of $100 million and initially received 2.6 million shares. The ASR terminated during April 2022, at which time 684,700 additional shares of common stock were received.
In May 2022, Holdings entered into an ASR with a third-party financial institution to repurchase an aggregate of $150 million of Holdings’ common stock. Pursuant to the ASR, Holdings made a prepayment of $150 million and initially received 4.3 million shares. The ASR terminated during July 2022, at which time 1.2 million additional shares of common stock were received.
Accumulated Other Comprehensive Income (Loss)
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances as of June 30, 2022 and December 31, 2021 follow:

	June 30,	December 31,
	2022	2021
	(in millions)
Unrealized gains (losses) on investments	$(4,884)	$2,684
Defined benefit pension plans	(624)	(669)
Foreign currency translation adjustments	(90)	(45)
Total accumulated other comprehensive income (loss)	(5,598)	1,970
Less: Accumulated other comprehensive income (loss) attributable to noncontrolling interest	(50)	(34)
Accumulated other comprehensive income (loss) attributable to Holdings	$(5,548)	$2,004

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The components of OCI, net of taxes for the three and six months ended June 30, 2022 and 2021 follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$(4,654)	$1,822	$(9,734)	$(2,237)
(Gains) losses reclassified into net income (loss) during the period (1)	169	(322)	433	(486)
Net unrealized gains (losses) on investments	(4,485)	1,500	(9,301)	(2,723)
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	743	(280)	1,733	790
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $(993), $324, $(2,011) and $(514))	(3,742)	1,220	(7,568)	(1,933)
Change in defined benefit plans:
Reclassification to Net income (loss) of amortization of net prior service credit included in net periodic cost	2	22	45	55
Change in defined benefit plans (net of deferred income tax expense (benefit) of $0, $5, $(9), and $14)	2	22	45	55
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period	(33)	2	(45)	(4)
Foreign currency translation adjustment	(33)	2	(45)	(4)
Total other comprehensive income (loss), net of income taxes	(3,773)	1,244	(7,568)	(1,882)
Less: Other comprehensive income (loss) attributable to noncontrolling interest	(12)	1	(16)	(2)
Other comprehensive income (loss) attributable to Holdings	$(3,761)	$1,243	$(7,552)	$(1,880)
_______________
(1)See “Reclassification adjustments” in Note 3 of the Notes to these Consolidated Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of $(45) million, $85 million, $(115) million, and $129 million for the three and six months ended June 30, 2022 and 2021, respectively.
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
11)    REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests are presented in the table that follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Balance, beginning of period	$386	$137	$468	$143
Net earnings (loss) attributable to redeemable noncontrolling interests	(29)	4	(56)	4
Purchase/change of redeemable noncontrolling interests	(9)	(99)	(64)	(105)
Balance, end of period	$348	$42	$348	$42

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
For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of June 30, 2022, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $250 million.
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
In August 2015, a lawsuit was filed in Connecticut Superior Court entitled Richard T. O’Donnell, on behalf of himself and all others similarly situated v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action on behalf of all persons who purchased variable annuities from Equitable Financial, in which the volatility management tool was subsequently implemented and who claim to have suffered injury as a result thereof. Plaintiff asserts a claim for breach of contract alleging that Equitable Financial implemented the volatility management strategy in violation of applicable law. Plaintiff seeks an award of damages individually and on a classwide basis, and costs and disbursements, including attorneys’ fees, expert witness fees and other costs. In 2015, the case was transferred to the Southern District of New York and, in 2018, transferred back to Connecticut Superior Court. In August 2019, the court granted Equitable Financial’s motion to strike, which sought dismissal of the complaint, and in September 2019, Plaintiff filed an Amended Class Action Complaint. Equitable Financial filed renewed motions to strike and to dismiss and for an entry of judgment in October 2019. In August 2020, the court granted Equitable Financial’s motion for entry of judgment. Plaintiff filed a notice of appeal and in February 2022, the Connecticut Appellate Court reversed

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

the Superior Court’s entry of judgement. In April 2022, the Connecticut Supreme Court granted Equitable Financial’s petition to review the decision of the Connecticut Appellate Court. We are vigorously defending this matter.
In February 2016, a lawsuit was filed in the Southern District of New York entitled Brach Family Foundation, Inc. v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action brought on behalf of all owners of UL policies subject to Equitable Financial’s COI rate increase. In early 2016, Equitable Financial raised COI rates for certain UL policies issued between 2004 and 2008, which had both issue ages 70 and above and a current face value amount of $1 million and above. A second putative class action was filed in the District of Arizona in 2017 and consolidated with the Brach matter in federal court in New York. The consolidated amended class action complaint alleges the following claims: breach of contract; misrepresentations in violation of Section 4226 of the New York Insurance Law; violations of New York General Business Law Section 349; and violations of the California Unfair Competition Law, and the California Elder Abuse Statute. Plaintiffs seek: (a) compensatory damages, costs, and, pre- and post-judgment interest; (b) with respect to their claim concerning Section 4226, a penalty in the amount of premiums paid by the plaintiffs and the putative class; and (c) injunctive relief and attorneys’ fees in connection with their statutory claims. In August 2020, the federal district court issued a decision certifying nationwide breach of contract and Section 4226 classes, and a New York State Section 349 class. Owners of a substantial number of policies opted out of the Brach class action. Most opt-out policies are not yet the subject of litigation. Others filed suit previously including five federal actions that have been coordinated with the Brach action and contain similar allegations along with additional allegations for violations of state consumer protection statutes and common law fraud. In March 2022, the federal district court issued a summary judgment decision, denying in significant part but granting in part Equitable Financial’s motion and denying the motion filed by plaintiffs in the coordinated actions. In July 2022, the federal district court granted Equitable Financial’s motion to reconsider its summary judgment decision in part and granted summary judgment as to a portion of the Section 4226 class. The federal district court also agreed to consider whether it should decertify the Section 4226 class and set a briefing schedule. Equitable Financial has commenced settlement discussions with the Brach class action plaintiffs and plaintiffs in the coordinated actions. No assurances can be given about the outcome of those settlement discussions. Equitable Financial has settled actual and threatened litigations challenging the COI increase by individual policyowners and one entity that invested in numerous policies purchased in the life settlement market. Two actions are also pending against Equitable Financial in New York state court. In July 2022, the trial court in one of the New York state court actions, Hobish v. AXA Equitable Life Insurance Company, granted in significant part Equitable Financial’s motion for summary judgment and denied plaintiff’s cross motion. That plaintiff filed a notice of appeal. Equitable Financial is vigorously defending each of these matters.
As with other financial services companies, Equitable Financial periodically receives informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the Company or the financial services industry. It is the practice of the Company to cooperate fully in these matters. In July 2022, the SEC issued an order with findings that daily separate account and portfolio operating expenses disclosed in customer prospectuses for the EQUI-VEST variable annuity product and incorporated in the calculation of net investment portfolio results in EQUI-VEST quarterly account statements were not properly presented or referenced in those account statements. The Company neither admitted nor denied the findings but agreed to prospectively modify the relevant account statements and cross-reference the relevant prospectus disclosures, and pay a civil monetary penalty of $50 million, to be distributed to plan participants. The Company has fully accrued for the cost of the settlement and its implementation.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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
Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. Equitable Financial has purchased FHLB stock of $339 million and pledged collateral with a carrying value of $10.2 billion as of June 30, 2022.
Funding agreements are reported in policyholders’ account balances in the consolidated balance sheets. For other instruments used for asset/liability and cash management purposes, see “Derivative and offsetting assets and liabilities” included in Note 4 of the Notes to these Consolidated Financial Statements. The table below summarizes the Company’s activity of funding agreements with the FHLB.
Change in FHLB Funding Agreements during the Six Months Ended June 30, 2022

	Outstanding Balance at December 31, 2021	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at June 30, 2022
	(in millions)
Short-term funding agreements:
Due in one year or less	$5,353	$27,407	$27,488	$153	$—	$5,425
Long-term funding agreements:
Due in years two through five	1,290	309	—	(153)	—	1,446
Due in more than five years	—	412	—	—	—	412
Total long-term funding agreements	1,290	721	—	(153)	—	1,858
Total funding agreements (1)	$6,643	$28,128	$27,488	$—	$—	$7,283
_____________
(1)The $4 million and $4 million difference between the funding agreements carrying value shown in fair value table for June 30, 2022 and December 31, 2021, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.
Funding Agreement-Backed Notes Program
Under the FABN program, Equitable Financial may issue funding agreements in U.S. dollar or other foreign currencies to a Delaware special purpose statutory trust (the “Trust”) in exchange for the proceeds from issuances of fixed and floating rate medium-term marketable notes issued by the Trust from time to time (the “Trust Notes”). The funding agreements have matching interest, maturity and currency payment terms to the applicable Trust Notes. The Company hedges the foreign currency exposure of foreign currency denominated funding agreements using cross currency swaps as discussed in Note 4 of the Notes to these Consolidated Financial Statements. As of June 30, 2022, the maximum aggregate principal amount of Trust Notes permitted to be outstanding at any one time is $10 billion. Funding agreements issued to the Trust, including any foreign currency transaction adjustments, are reported in policyholders’ account balances in the consolidated balance sheets. Foreign currency transaction adjustments to policyholder’s account balances are recognized in net income (loss) as an adjustment to interest credited to policyholders’ account balances and are offset in interest credited to policyholders’ account balances by a release of

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

AOCI from deferred changes in fair value of designated and qualifying cross currency swap cash flow hedges. The table below summarizes Equitable Financial’s activity of funding agreements under the FABN program.
Change in FABN Funding Agreements during the Six Months Ended June 30, 2022

	Outstanding Balance at December 31, 2021	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Foreign Currency Transaction Adjustment	Outstanding Balance at June 30, 2022
	(in millions)
Short-term funding agreements:
Due in one year or less	$—	$—	$—	$—	$1,000	$—	$1,000
Long-term funding agreements:
Due in years two through five	4,600	—	—	—	(1,000)	—	3,600
Due in more than five years	2,119	—	—	—	—	(45)	2,074
Total long-term funding agreements	6,719	—	—	—	(1,000)	(45)	5,674
Total funding agreements (1)	$6,719	$—	$—	$—	$—	$(45)	$6,674
_____________
(1)The $3 million and $70 million difference between the funding agreements notional value shown and carrying value table as of June 30, 2022 and December 31, 2021, respectively, reflects the remaining amortization of the issuance cost of the funding agreements and the foreign currency transaction adjustment.
Holdings Revolving Credit Facility
In February 2018, Holdings entered into a $2.5 billion five-year senior unsecured revolving credit facility with a syndicate of banks. In June 2021, Holdings entered into an amended and restated revolving credit agreement, which lowered the facility amount to $1.5 billion and extended the maturity date to June 24, 2026, among other changes. The revolving credit facility has a sub-limit of $1.5 billion for the issuance of letters of credit to support the life insurance business reinsured by EQ AZ Life Re. As of June 30, 2022, the Company had $30 million undrawn letters of credit issued out of the $1.5 billion sub-limit for Equitable Financial as beneficiary.
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
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of June 30, 2022, these arrangements include commitments by the Company to provide equity financing of $1.3 billion to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.
The Company had $17 million of undrawn letters of credit related to reinsurance as of June 30, 2022. The Company had $830 million of commitments under existing mortgage loan agreements as of June 30, 2022.
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
13)    INSURANCE GROUP STATUTORY FINANCIAL INFORMATION

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Prescribed and Permitted Accounting Practices
As of June 30, 2022, the following three prescribed and permitted practices resulted in net income (loss) and capital and surplus that is different from the statutory surplus that would have been reported had NAIC statutory accounting practices been applied.
Equitable Financial was granted a permitted practice by the NYDFS to apply SSAP 108, Derivatives Hedging Variable Annuity Guarantees on a retroactive basis from January 1, 2021 through June 30, 2021, after reflecting the impacts of our reinsurance transaction with Venerable. The permitted practice was amended to also permit Equitable Financial to adopt SSAP 108 prospectively as of July 1, 2021 and to consider the impact of both the interest rate derivatives and the general account assets used to fully hedge the interest rate risk inherent in its variable annuity guarantees when determining the amount of the deferred asset or liability under SSAP 108. Application of the permitted practice partially mitigates the New York Insurance Regulation 213 (“Reg 213”) impact of the Venerable Transaction on Equitable Financial’s statutory capital and surplus and enables Equitable Financial to more effectively neutralize the impact of interest rates on its statutory surplus and to better align with our economic hedging program. The impact of applying this permitted practice relative to SSAP 108 as written was an increase of approximately $461 million in statutory special surplus funds and a decrease of $527 million and $900 million in statutory net income as of and for the three and six months ended June 30, 2022, respectively, which will be amortized over five years for each of the retrospective and prospective components. The permitted practice also reset Equitable Financial’s unassigned surplus to zero as of June 30, 2021 to reflect the transformative nature of the Venerable Transaction.
The NAIC Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed or permitted practices by the State of New York. However, Reg 213 adopted in May of 2019 and as amended in February 2020 and March 2021, differs from the NAIC variable annuity reserve and capital framework. Reg 213 requires Equitable Financial to carry statutory basis reserves for its variable annuity contract obligations equal to the greater of those required under (i) the NAIC standard or (ii) a revised version of the NYDFS requirement in effect prior to the adoption of the first amendment for contracts issued prior to January 1, 2020, and for policies issued after that date a new standard that in current market conditions imposes more conservative reserving requirements for variable annuity contracts than the NAIC standard.
The impact of the application of Reg 213 was a decrease of approximately $3.1 billion in statutory surplus as of June 30, 2022 compared to statutory surplus under the NAIC variable annuity framework. Our hedging program is designed to hedge the economics of our insurance liabilities and largely offsets Reg 213 and NAIC framework reserve movements due to interest rates and equities. The NYDFS allows domestic insurance companies a five year phase-in provision for Reg 213 reserves. As of June 30, 2022, Equitable Financial’s Reg 213 reserves are phased-in at 60% and are very close to Reg 213 reserves with a 100% phase-in. Additionally, as of June 30, 2022, Reg 213 when 100% phased-in result in redundant reserves over the US RBC CTE 98 total asset requirement (“TAR”) of approximately $0.5 billion to $1.0 billion, which the Company intends to mitigate during the phase-in period. Finally, the continued application of Reg 213 resulted in a corresponding decrease of $1.2 billion and $1.8 billion in statutory net income for the three and six months ended June 30, 2022, which was largely offset by net income gains on our hedging program during the same period as noted.
During the fourth quarter of 2020, the Company received approval from NYDFS for its proposed amended Plan of Operation for Separate Account No. 68 (“SA 68”) for our Structured Capital Strategies product and Separate Account No. 69 (“SA 69”) for our Equi-Vest product Structured Investment Option, to change the accounting basis of these two non-insulated Separate Accounts from fair value to book value in accordance with Section 1414 of the Insurance Law to align with how we manage and measure our overall general account asset portfolio. In order to facilitate this change and comply with Section 4240(a)(10), the Company also sought approval to amend the Plans to remove the requirement to comply with Section 4240(a)(5)(iii) and substitute it with a commitment to comply with Section 4240(a)(5)(i). Similarly, the Company updated the reserves section of each Plan to reflect the fact that Regulation 128 would no longer be applicable upon the change in accounting basis. We applied this change effective January 1, 2021. The impact of the application is an increase of approximately $1.8 billion in statutory surplus and an increase in statutory net income as of and for the three and six months ended June 30, 2022 of $1.0 billion and $2.0 billion, respectively.

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

In the first quarter 2022, the Company updated its Operating earnings measure to exclude the DAC amortization impact of near-term fluctuations in indexed segment returns on the SCS variable annuity product to reflect the impact of market fluctuations consistently with the long term duration of the product. Operating earnings was favorably impacted by this change in the amount of $50 million and $70 million for the three and six months ended June 30, 2022, respectively. The presentation of Operating earnings in prior periods was not revised to reflect this modification, however, the Company estimated that had the treatment in the Company’s Operating earnings measure of the Amortization of DAC for SCS been modified in 2020, the pre-tax impact on Operating earnings of excluding the SCS-related DAC amortization from Operating earnings would have been a decrease of $10 million, $14 million, $16 million and $34 million for the three and six months ended June 30, 2021, and years ended December 31, 2021 and 2020, respectively.
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
Revenues derived from any customer did not exceed 10% of revenues for the three and six months ended June 30, 2022 and 2021.
The table below presents operating earnings (loss) by segment and Corporate and Other and a reconciliation to net income (loss) attributable to Holdings for the three and six months ended June 30, 2022 and 2021, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Net income (loss) attributable to Holdings	$1,728	$123	$2,301	$(1,365)
Adjustments related to:
Variable annuity product features	(1,924)	1,193	(2,525)	3,460
Investment (gains) losses	231	(420)	557	(603)
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	19	26	38	60
Other adjustments (1) (2) (3)	148	7	368	531
Income tax expense (benefit) related to above adjustments	321	(171)	329	(726)
Non-recurring tax items	3	—	6	1
Non-GAAP Operating Earnings	$526	$758	$1,074	$1,358

Operating earnings (loss) by segment:
Individual Retirement	$274	$414	$567	$777
Group Retirement	$131	$171	$281	$322
Investment Management and Research	$101	$126	$237	$247
Protection Solutions	$101	$63	$136	$104
Corporate and Other (4)	$(81)	$(16)	$(147)	$(92)
______________

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

(1)Includes separation costs of $16 million and $37 million for the three and six months ended June 30, 2021, respectively. Separation costs were completed during 2021.
(2)Includes certain gross legal expenses related to the COI litigation of $107 million, $0 million, $166 million and $180 million for the three and six months ended June 30, 2022 and 2021, respectively. Includes policyholder benefit costs of $0 million and $75 million for the three and six months ended June 30, 2022 stemming from a deal to repurchase UL policies from one entity that had invested in numerous policies purchased in the life settlement market.
(3)Includes Non-GMxB related derivative hedge gains and losses of ($38) million, ($100) million, ($40) million and $144 million for the three and six months ended June 30, 2022 and 2021, respectively.
(4)Includes interest expense and financing fees of $52 million, $57 million, $105 million and $115 million for the three and six months ended June 30, 2022 and 2021, respectively.

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
The table below presents segment revenues for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Segment revenues:
Individual Retirement (1)	$1,022	$979	$2,044	$1,959
Group Retirement (1)	301	346	635	675
Investment Management and Research (2)	1,003	1,072	2,138	2,076
Protection Solutions (1)	836	832	1,687	1,658
Corporate and Other (1)	350	386	724	720
Adjustments related to:
Variable annuity product features	1,944	(1,212)	2,575	(3,494)
Investment gains (losses), net	(231)	420	(557)	603
Other adjustments to segment revenues	(57)	127	(134)	(94)
Total revenues	$5,168	$2,950	$9,112	$4,103
______________
(1)Includes investment expenses charged by AB of $23 million, $20 million, $44 million and $39 million for the three and six months ended June 30, 2022 and 2021, respectively, for services provided to the Company.
(2)Inter-segment investment management and other fees of $32 million, $32 million, $60 million and $62 million for the three and six months ended June 30, 2022 and 2021, respectively, are included in segment revenues of the Investment Management and Research segment.

The table below presents total assets by segment as of June 30, 2022 and 2021:

	June 30, 2022	December 31, 2021
	(in millions)
Total assets by segment:
Individual Retirement	$126,393	$143,663
Group Retirement	40,356	55,368
Investment Management and Research	11,974	11,602
Protection Solutions	38,384	50,686
Corporate and Other	36,375	30,943
Total assets	$253,482	$292,262

15)    EARNINGS PER COMMON SHARE
The following table presents a reconciliation of Net income (loss) and Weighted-average common shares used in calculating basic and diluted Earnings per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Weighted-average common shares outstanding:
Weighted-average common shares outstanding — basic	378.9	424.2	383.7	429.2
Effect of dilutive potential common shares:
Employee share awards (1)	1.7	4.1	2.3	—
Weighted-average common shares outstanding — diluted (2)	380.6	428.3	386.1	429.2

Net income (loss):
Net income (loss)	$1,773	$223	$2,412	$(1,177)
Less: Net income (loss) attributable to the noncontrolling interest	45	100	111	188
Net income (loss) attributable to Holdings	1,728	123	2,301	(1,365)
Less: Preferred stock dividends	26	26	40	39
Net income (loss) available to Holdings’ common shareholders	$1,702	$97	$2,261	$(1,404)

Earnings per common share:
Basic	$4.49	$0.23	$5.89	$(3.27)
Diluted	$4.47	$0.23	$5.86	$(3.27)
_____________
(1)Calculated using the treasury stock method.
(2)Due to net loss for the six months ended June 30, 2021 approximately 3.9 million share awards were excluded from the diluted EPS calculation.
For the three and six months ended June 30, 2022 and 2021, 3.3 million, 3.2 million, 4.5 million and 8.6 million of outstanding stock awards, respectively, were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

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
Most of the variable annuity products, variable universal life insurance and universal life insurance products we offer maintain policyholder deposits that are reported as liabilities and classified within either Separate Accounts liabilities or policyholder account balances. Our products and riders also impact liabilities for future policyholder benefits and unearned revenues and assets for DAC and DSI. The valuation of these assets and liabilities (other than deposits) is based on differing accounting methods depending on the product, each of which requires numerous assumptions and considerable judgment. The accounting guidance applied in the valuation of these assets and liabilities includes, but is not limited to, the following: (i) traditional life insurance products for which assumptions are locked in at inception; (ii) universal life insurance and variable life insurance secondary guarantees for which benefit liabilities are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments; (iii) certain product guarantees for which benefit liabilities are accrued over the life of the contract in proportion to actual and future expected policy assessments; and (iv) certain product guarantees reported as embedded derivatives at fair value.
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
Financial and Economic Environment
A wide variety of factors continue to impact financial and economic conditions. These factors include, among others, volatility in the capital markets, low interest rates, inflationary pressures, economic growth, fuel and energy costs supply chain disruptions, changes in fiscal or monetary policy and geopolitical tensions. The invasion of Ukraine by Russia and the sanctions and other measures imposed in response to this conflict significantly increased the level of volatility in the financial markets and have increased the level of economic and political uncertainty.

Stressed conditions, volatility and disruptions in the capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio. In addition, our insurance liabilities and derivatives are sensitive to changing market factors, including equity market performance and interest rates. During the second quarter 2022, equity markets continued their decline and interest rates continued to rise, and are anticipated to continue to rise throughout the year based on statements of members of the Board of Governors of the Federal Reserve System. An increase in market volatility could continue to affect our business, including through effects on the yields we earn on invested assets, changes in required reserves and capital and fluctuations in the value of our AUM, AV or AUA from which we derive our fee income. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation and levels of global trade.
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
•A prolonged low interest rate environment, despite recent interest rate increases, also may subject us to increased hedging costs or an increase in the amount of statutory reserves that our insurance subsidiaries are required to hold for GMxB features, lowering their statutory surplus, which would adversely affect their ability to pay dividends to us. In addition, it may also increase the perceived value of GMxB features to our policyholders, which in turn may lead to a higher rate of annuitization and higher persistency of those products over time. Finally, low interest rates may continue to cause an acceleration of DAC amortization or reserve increase due to loss recognition for interest sensitive products, primarily for our Protection Solutions segment.
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
Productivity Strategies
Retirement and Protection Businesses
As part of our continuing efforts to drive productivity improvements, in January 2021, we began a new program expected to achieve $80 million of targeted run-rate expense savings by 2023, of which $39 million has been achieved as of June 30, 2022. We expect to achieve these savings by shifting our workforce into an agile working model, leveraging technology-enabled capabilities, optimizing our real estate footprint, and continuing to realize a portion of COVID-19 related savings.
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
In the first quarter 2022, the Company updated its Operating earnings measure to exclude the DAC amortization impact of near-term fluctuations in indexed segment returns on the SCS variable annuity product to reflect the impact of market fluctuations consistently with the long term duration of the product. For the three and six months ended June 30, 2022, Operating earnings was favorably impacted by this change in the amount of $50 million and $70 million for the three and six months ended June 30, 2022, respectively. The presentation of Operating earnings in prior periods was not revised to reflect this modification, however, the Company estimated that had the treatment in the Company’s Operating earnings measure of the Amortization of DAC for SCS been modified in 2020, the pre-tax impact on Operating earnings of excluding the SCS-related DAC amortization from Operating earnings would have been a decrease of $10 million, $14 million, $16 million and $34 million for the for the three and six months ended June 30, 2021, and years ended December 31, 2021 and 2020, respectively.
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
The table below presents a reconciliation of net income (loss) attributable to Holdings to Non-GAAP operating earnings for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Net income (loss) attributable to Holdings	$1,728	$123	$2,301	$(1,365)
Adjustments related to:
Variable annuity product features	(1,924)	1,193	(2,525)	3,460
Investment (gains) losses	231	(420)	557	(603)
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	19	26	38	60
Other adjustments (1) (2) (3)	148	7	368	531
Income tax expense (benefit) related to above adjustments	321	(171)	329	(726)
Non-recurring tax items	3	—	6	1
Non-GAAP Operating Earnings	$526	$758	$1,074	$1,358
______________
(1) Includes Separation Costs of $16 million and $37 million for the three months and six months ended June 30, 2021, respectively. Separation costs were completed during 2021.
(2)Includes certain gross legal expenses related to the cost of insurance litigation of $107 million and $0 million, $166 million and $180 million for the three and six months ended June 30, 2022 and 2021, respectively. Includes policyholder benefit costs of $0 million and

$75 million for the three and six months ended June 30, 2022 stemming from a deal to repurchase UL policies from one entity that had invested in numerous policies purchased in the life settlement market.
(3)Includes Non-GMxB related derivative hedge losses of ($38) million, ($100) million, ($40) million and $144 million for the three and six months ended June 30, 2022 and 2021, respectively.

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
The following table presents return on average equity attributable to Holdings’ common shareholders, excluding AOCI and Non-GAAP Operating ROE for the trailing twelve months ended June 30, 2022.

Trailing Twelve Months Ended June 30, 2022
(in millions)
Net income (loss) available to Holdings’ common shareholders	$3,147
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$8,487
Return on average equity attributable to Holdings’ common shareholders, excluding AOCI	37.1%

Non-GAAP Operating Earnings available to Holdings’ common shareholders	$2,461
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$8,487
Non-GAAP Operating ROE	29.0%
Non-GAAP Operating Common EPS
Non-GAAP operating common EPS is calculated by dividing Non-GAAP Operating Earnings by diluted common shares outstanding. The following table sets forth Non-GAAP operating common EPS for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(per share amounts)
Net income (loss) attributable to Holdings (1)	$4.54	$0.29	$5.96	$(3.18)
Less: Preferred stock dividends	0.07	0.06	0.10	0.09
Net income (loss) available to Holdings’ common shareholders	4.47	0.23	5.86	(3.27)
Adjustments related to:
Variable annuity product features	(5.06)	2.79	(6.54)	8.06
Investment (gains) losses	0.61	(0.98)	1.44	(1.41)
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	0.05	0.06	0.10	0.14
Other adjustments (2) (3) (4)	0.39	0.01	0.95	1.24
Income tax expense (benefit) related to above adjustments	0.84	(0.40)	0.85	(1.69)
Non-recurring tax items	0.01	—	0.02	—
Non-GAAP operating common EPS	$1.31	$1.71	$2.68	$3.07
______________
(1)For periods presented with a net loss, basic shares are used for EPS .
(2)Includes separation costs of $0.04 and $0.09 for the three months and six months ended June 30, 2021, respectively.
(3)Includes certain gross legal expenses related to the cost of insurance litigation of $0.28, $0.00, $0.43 and $0.42 for the three and six months ended June 30, 2022 and2021, respectively. Includes policyholder benefit costs of $$0.00 and $0.17 for the three and six months ended June 30, 2022 stemming from a deal to repurchase UL policies from one entity that had invested in numerous policies purchased in the life settlement market.

(4)Includes Non-GMxB related derivative hedge losses of ($0.10), ($0.23), ($0.09) and $0.34 for the three and six months ended June 30, 2022 and 2021, respectively.
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
Our economic interest in AB was approximately 65% during the three and six months ended June 30, 2022 and 2021.
Consolidated Results of Operations
The following table summarizes our consolidated statements of income (loss) for the three and six months ended June 30, 2022 and 2021:
Consolidated Statement of Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$813	$939	$1,653	$1,888
Premiums	238	241	485	499
Net derivative gains (losses)	2,229	(1,199)	3,050	(3,745)
Net investment income (loss)	711	1,033	1,515	1,917

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions, except per share data)
Investment gains (losses), net:
Credit losses on available-for-sale debt securities and loans	(9)	5	1	6
Other investment gains (losses), net	(223)	415	(559)	598
Total investment gains (losses), net	(232)	420	(558)	604
Investment management and service fees	1,197	1,318	2,552	2,575
Other income	212	198	415	365
Total revenues	5,168	2,950	9,112	4,103

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	914	828	1,974	1,767
Interest credited to policyholders’ account balances	309	309	624	600
Compensation and benefits	518	568	1,113	1,148
Commissions and distribution-related payments	394	397	816	779
Interest expense	50	51	97	125
Amortization of deferred policy acquisition costs	160	106	341	193
Other operating costs and expenses	583	447	1,120	1,055
Total benefits and other deductions	2,928	2,706	6,085	5,667
Income (loss) from continuing operations, before income taxes	2,240	244	3,027	(1,564)
Income tax (expense) benefit	(467)	(21)	(615)	387
Net income (loss)	1,773	223	2,412	(1,177)
Less: Net income (loss) attributable to the noncontrolling interest	45	100	111	188
Net income (loss) attributable to Holdings	1,728	123	2,301	(1,365)
Less: Preferred stock dividends	26	26	40	39
Net income (loss) available to Holdings’ common shareholders	$1,702	$97	$2,261	$(1,404)

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$4.49	$0.23	$5.89	$(3.27)
Diluted	$4.47	$0.23	$5.86	$(3.27)
Weighted average common shares outstanding (in millions):
Basic	378.9	424.2	383.7	429.2
Diluted	380.6	428.3	386.1	429.2

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Non-GAAP Operating Earnings	$526	$758	$1,074	$1,358

The following table summarizes our Non-GAAP Operating Earnings per common share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Non-GAAP operating earnings per common share:
Basic	$1.32	$1.73	$2.69	$3.07
Diluted	$1.31	$1.71	$2.68	$3.07

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
Net Income Attributable to Holdings
Net income attributable to Holdings increased by $1.6 billion, to a net income of $1.7 billion for the three months ended June 30, 2022 from a net income of $123 million in the three months ended June 30, 2021. The following notable items were the primary drivers for the change in net income (loss):
Favorable items included:
•Net derivative gains increased by $3.4 billion from a $1.2 billion loss from prior period due to equity market depreciation in the second quarter 2022 and impacts from non-performance risk and credit spreads on embedded derivatives due to spread widening.
•Net income attributable to noncontrolling interest decreased by $55 million mainly due to lower AB pre-tax income and lower consolidated VIE income.
These were partially offset by the following unfavorable items:
•Investment gains decreased by $652 million mainly due to the rebalancing program to reduce duration during 2022.
•Net investment income decreased by $322 million mainly due to lower alternative investment income, lower prepayments, lower assets due to the Venerable Transaction, and lower income from seed capital investments (offset by hedging gains in derivatives) partially offset higher income from TIPS (offset in inflation related hedging losses) and GA optimization.
•Fee-type revenue decreased by $236 million mainly driven by lower advisory base fees and performance-based fees and distribution revenues in our Investment Management & Research segment as a result of lower average AUM due to net outflows and market depreciation as well as lower average Separate Accounts AV within our Individual Retirement segment, as a result of lower equity markets and the impact of AV ceded to Venerable, partially offset by commission reimbursements in Other Income.
•Compensation, benefits and other operating expenses increased by $86 million mainly due to higher litigation reserve accruals.
•Policyholders’ benefits increased by $86 million mainly due to the equity market depreciation in the second quarter 2022 compared to equity market appreciation during the second quarter 2021(offset in Net Derivative gains) partially offset by the impact of the Venerable Transaction on GMxB reserve accrual and lower mortality in our Protection Solutions segment.
•Amortization of DAC increased by $54 million mainly due to the impact of equity market depreciation on SCS.
•Income tax expense increased by $446 million mainly due to an increase in pre-tax income in the second quarter of 2022.
Non-GAAP Operating Earnings
Non-GAAP Operating Earnings decreased by $232 million to $526 million for the three months ended June 30, 2022 from $758 million in the three months ended June 30, 2021. The following notable items were the primary drivers for the change in Non-GAAP Operating Earnings:
Unfavorable items included:
•Fee-type revenue decreased by $241 million mainly due to lower advisory base fees and performance-based fees and distribution revenues in our Investment Management & Research segment as a result of lower average AUM due to net outflows and market depreciation as well as lower average Separate Accounts AV within our Individual Retirement segment, as a result of lower equity markets and the impact of AV ceded to Venerable, partially offset by commission reimbursements in Other Income.
•Net investment income decreased by $218 million mainly due to lower alternative investment income, lower prepayments, lower assets due to the Venerable Transaction, and lower income from seed capital investments (offset by hedging gains in derivatives) partially offset higher income from TIPS (offset in inflation related hedging losses) and GA optimization.
•Policyholders’ benefits increased by $171 million mainly due to equity market depreciation in the second quarter 2022 compared to equity market appreciation during the second quarter 2021(offset in Net Derivative gains) partially offset by the impact of the Venerable Transaction on GMxB reserve accrual and lower mortality in our Protection Solutions segment.
•Compensation, benefits and other operating costs and expenses increased by $21 million mainly due to unfavorable COLI impacts and higher consulting expenses partially offset by lower incentive compensation in our Investment Management & Research segment and lower fund expenses from lower average assets due to the Venerable Transaction
•Amortization of DAC increased by $14 million mainly due to equity market depreciation during first quarter 2022.
These were partially offset by the following favorable items:
•Net derivative gains increased by $356 million from a $110 million loss in the prior period mainly due to equity market depreciation (offset in Policyholder’s benefits) partially offset by inflation related hedging losses on TIPS .
•Earnings attributable to the noncontrolling interest decreased by $24 million mainly due to lower AB Operating earnings in our Investment Management and Research segment.
•Income tax expense decreased by $49 million driven by lower pre-tax earnings, partially offset by a higher effective tax rate

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
Net Income Attributable to Holdings
Net loss attributable to Holdings decreased by $3.7 billion to a net income of $2.3 billion for the six months ended June 30, 2022 from a net loss of $1.4 billion for the six months ended June 30, 2021. The following notable items were the primary drivers for the change in net income (loss):
Favorable items included:
•Net derivative gains increased $6.8 billion from a $3.7 billion loss in prior period driven by reduced interest rate derivative positions and equity market depreciation during the first half of 2022 as compared to the first half of 2021.
•Net income attributable to noncontrolling interest decreased by $77 million mainly due to losses from AB’s consolidated VIEs.
These were partially offset by the following unfavorable items:
•Investment gains decreased by $1.2 billion mainly due to the rebalancing in the General Account portfolio associated with the Venerable Transaction and the rebalancing program to reduce duration during the first half of 2022.
•Net investment income decreased by $402 million mainly due to lower alternative investment income, lower prepayments , lower assets due to the Venerable Transaction, and lower income from seed capital investments (offset by hedging gains in derivatives) partially offset higher income from TIPS (offset in inflation related hedging losses) and GA optimization.
•Fee-type revenue decreased by $222 million mainly driven by lower fees in our Individual Retirement segment as a result of lower equity markets and fee-income ceded to Venerable partially offset by higher base fees, performance fees and distribution revenues in our Investment Management & Research segment primarily as a result of higher average AUM and higher premiums due to growth in Employee Benefits in our Protection Solutions segment.
•Policyholders’ benefits increased by $207 million mainly due to the equity market depreciation in the second quarter 2022 compared to equity market appreciation during the second quarter 2021(offset in Net Derivative gains) partially offset by impact of the Venerable Transaction on GMxB reserve accrual and lower mortality and lower accrual of PFBL reserves in our Protection Solutions segment.
•Amortization of DAC increased by $148 million mainly due to unfavorable markets during first half of 2022 compared to favorable markets during first half of 2021.

•Commissions and distribution-related payments increased by $37 million mainly due to growth in broker dealer sales and higher sales of Employee Benefits products in our Protection Solutions segment.
•Compensation, benefits and other operating expenses increased by $30 million mainly due to higher portfolio servicing fees in our Investment Management and Research segment, unfavorable COLI impacts and higher consulting expenses partially offset by lower fund expenses from lower average assets due to the Venerable Transactions and lower separation expenses and legal reserve accruals.
•Income tax expense increased by $1.0 billion primarily due to pre-tax income in the first half of 2022 compared to a pre-tax loss in the first half of 2021.
See “—Significant Factors Impacting Our Results—Effect of Assumption Updates on Operating Results” for more information regarding assumption updates.
Non-GAAP Operating Earnings
Non-GAAP Operating Earnings decreased by $284 million to $1.1 billion for the six months ended June 30, 2022 from $1.4 billion in the six months ended June 30, 2021. The following notable items were the primary drivers for the change in Non-GAAP Operating Earnings.
Unfavorable items included:
•Policyholders’ benefits increased by $272 million mainly due to the equity market depreciation in the second quarter 2022 compared to equity market appreciation during the second quarter 2021(offset in Net Derivative gains) and growth in our Employee Benefits business partially offset by impact of the Venerable Transaction on GMxB reserve accrual and by lower mortality and lower accrual of PFBL reserves in our Protection Solutions segment.
•Net investment income decreased by $252 million mainly due to lower alternative investment income, lower prepayments, lower assets due to the Venerable Transaction, and lower income from seed capital investments (offset by hedging gains in derivatives) partially offset higher income from TIPS (offset in inflation related hedging losses) and GA optimization.
•Fee-type revenue decreased by $218 million mainly due to lower fees in our Individual Retirement segment as a result of lower equity markets and fee-income ceded to Venerable partially offset by higher base fees, performance fees and distribution revenues in our Investment Management & Research segment primarily as a result of higher average AUM and higher premiums (offset in Policyholder’s Benefits) due to growth in Employee Benefits in our Protection Solutions segment.
•Compensation, benefits and other operating costs and expenses increased by $103 million mainly due to higher portfolio servicing fees in our Investment Management and Research segment, unfavorable COLI impacts and higher consulting expenses partially offset by lower fund expenses from lower average assets due to the Venerable Transaction.
•Amortization of DAC increased by $69 million mainly due to unfavorable markets during the second half of 2022 compared to favorable markets during first half of 2021 and one-time adjustments and refinements from the first half of 2021.
•Commissions and distribution-related payments increased by $37 million mainly due to the growth in broker dealer sales and Employee Benefits.
These were partially offset by the following favorable items:
•Net derivative gains increased $610 million from a $178 million loss in the prior period mainly due to equity markets depreciation (offset in Policyholders’ benefits) during the first half of 2022.
•Earnings attributable to the noncontrolling interest decreased by $19 million mainly due to lower AB Operating earnings in our Investment Management and Research segment.
•Income tax expense decreased by $55 million mainly driven by lower pre-tax earnings, partially offset by higher effective tax rate.

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
The following table summarizes operating earnings (loss) on our segments and Corporate and Other for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Operating earnings (loss) by segment:
Individual Retirement	$274	$414	$567	$777
Group Retirement	131	171	281	322
Investment Management and Research	101	126	237	247
Protection Solutions	101	63	136	104
Corporate and Other	(81)	(16)	(147)	(92)
Non-GAAP Operating Earnings	$526	$758	$1,074	$1,358
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
The following table summarizes operating earnings of our Individual Retirement segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Operating earnings	$274	$414	$567	$777

Key components of operating earnings are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
REVENUES
Policy charges, fee income and premiums	$373	$496	$767	$1,018
Net investment income	288	351	585	676
Net derivative gains (losses)	210	(69)	374	(128)
Investment management, service fees and other income	151	201	318	393
Segment revenues	$1,022	$979	$2,044	$1,959

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$374	$163	$698	$369
Interest credited to policyholders’ account balances	78	67	154	135
Commissions and distribution-related payments	67	75	147	156
Amortization of deferred policy acquisition costs	86	73	183	151
Compensation, benefits and other operating costs and expenses	79	99	167	211
Interest expense	—	—	—	—
Segment benefits and other deductions	$684	$477	$1,349	$1,022

The following table summarizes AV for our Individual Retirement segment as of the dates indicated:

	June 30, 2022	December 31, 2021
	(in millions)
AV (1)
General Account	$35,574	$37,698
Separate Accounts	58,689	74,206
Total AV	$94,263	$111,904
(1) AV presented are net of reinsurance.
The following table summarizes a roll-forward of AV for our Individual Retirement segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Balance as of beginning of period	$106,369	$120,780	$111,904	$117,390
Gross premiums	3,124	2,821	5,982	5,290
Surrenders, withdrawals and benefits	(2,490)	(2,999)	(5,296)	(5,984)
Net flows (1)	634	(178)	686	(694)
Investment performance, interest credited and policy charges	(12,740)	4,703	(18,327)	8,609
Ceded to Venerable (2)	—	(16,927)	—	(16,927)
Other (3)	—	57	—	57
Balance as of end of period	$94,263	$108,435	$94,263	$108,435
______________

(1) For the three and six months ended June 30, 2022, net flows of $(266) million and $(582) million and investment performance, interest credited and policy charges of $(2,182) million and $(3,387) million, respectively, are excluded as these amounts are related to ceded AV to Venerable. Net flows of $(120) million and Investment performance, interest credited and policy charges of $148 million not included as it relates to the activity from June 1, 2021 to June 30, 2021 for the AV ceded to Venerable.
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
Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021 for the Individual Retirement Segment
Operating earnings
Operating earnings decreased $140 million to $274 million during the three months ended June 30, 2022 from $414 million in the three months ended June 30, 2021. The following notable items were the primary drivers of the change in operating earnings:
Unfavorable items included:
•Fee-type revenue decreased by $139 million due to lower average Separate Accounts AV as a result of lower equity markets and the impact of AV ceded to Venerable, partially offset by commission reimbursements in Other Income.
•Net investment income decreased by $63 million mainly due to lower alternative investment income, lower prepayments and lower assets due to the Venerable Transaction partially offset by GA optimization.
•Amortization of DAC increased by $13 million mainly due to poor equity performance in second quarter 2022 versus positive equity performance in second quarter 2021.
•Interest credited to policyholders’ account balances increased by $11 million mainly due to the growth of SCS AV.
These were partially offset by the following favorable items:
•Net GMxB results increased by $28 million primarily due to improved GMxB margin from the Venerable Transaction, which mitigated the higher claims in 2022. GMxB results are included in policy charges and fee income, net derivative gains (losses), and policyholders’ benefits.
•Compensation, benefits and other operating costs and expenses decreased by $20 million primarily due to lower fund expenses from lower average assets due to the Venerable Transaction and overall total company expense efficiency.
•Commissions and distribution-related payments decreased by $8 million mainly due to lower average asset balances, gross of Venerable.
•Income tax expense decreased by $24 million mainly driven by lower pre-tax earnings, partially offset by a higher effective tax rate.
Net Flows and AV
• Total AV as of June 30, 2022 was $94.3 billion, down $12.1 billion, compared to March 31, 2022. The decline in AV was primarily due to a $12.7 billion decrease in equity markets, partially offset by $634 million in net inflows.
•Net inflows of $634 million were $812 million higher than in the three months ended June 30, 2021, mainly driven by $532 million of outflows on our older fixed-rate GMxB block, partially offset by $1.2 billion of inflows on our newer, less capital-intensive products.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021 for the Individual Retirement Segment
Operating earnings
Operating earnings decreased $210 million to $567 million during the six months ended June 30, 2022 from $777 million in the six months ended June 30, 2021. The following notable items were the primary drivers of the change in operating earnings:

Unfavorable items included:
•Fee-type revenue decreased by $245 million mainly due to lower average Separate Accounts AV as a result of lower equity markets and the impact of AV ceded to Venerable, partially offset by commission reimbursements in Other Income.
•Net investment income decreased by $91 million mainly due to lower income due to the Venerable Transaction, partially offset by higher SCS asset balances and GA optimization.
•Amortization of DAC increased by $32 million mainly due to unfavorable markets in 2022 compared with favorable markets in 2021.
•Interest credited to policyholders’ account balances increased by $19 million mainly due to the growth of SCS AV.
These were partially offset by the following favorable items:
•Net GMxB results increased $89 million primarily due to improved GMxB margin from the Venerable Transaction, which mitigated the higher claims in 2022. GMxB results are included in policy charges and fee income, net derivative gains (losses), and policyholders’ benefits.
•Compensation, benefits and other operating costs and expenses decreased by $44 million primarily due to lower fund expenses from lower average assets due to the Venerable Transaction and overall total company expense efficiency.
•Commissions and distribution-related payments decreased by $9 million mainly due to lower AV due to first half of 2022 equity performance
•Income tax expense decreased by $32 million mainly driven by lower pre-tax earnings partially offset by a higher effective tax rate in the first half of 2022.
Net Flows and AV
•The decline in AV of $17.6 billion in the six months ended June 30, 2022 was driven by a decrease in investments performance and interest credited to account balances, net of policy charges of $18.3 billion as a result of equity market depreciation in 2022, partially offset by net inflows of $686 million.
•Net inflows of $686 million were $1.4 billion higher than in the six months ended June 30, 2021, mainly driven by $1.1 billion of outflows on our older fixed-rate GMxB block, partially offset by $1.8 billion of inflows on our newer, less capital-intensive products.
Group Retirement
The Group Retirement segment offers tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses.
The following table summarizes operating earnings of our Group Retirement segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Operating earnings	$131	$171	$281	$322
Key components of operating earnings are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
REVENUES
Policy charges, fee income and premiums	$83	$91	$177	$177
Net investment income	163	195	343	375
Net derivative (losses) gains	(7)	(5)	(12)	(5)
Investment management, service fees and other income	62	65	127	128
Segment revenues	$301	$346	$635	$675

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$—	$—	$—	$—
Interest credited to policyholders’ account balances	72	75	150	150
Commissions and distribution-related payments	16	16	31	29
Amortization of deferred policy acquisition costs	7	8	23	13
Compensation, benefits and other operating costs and expenses	45	40	87	95
Interest expense	—	—	—	—
Segment benefits and other deductions	$140	$139	$291	$287
The following table summarizes AV and AUA for our Group Retirement segment as of the dates indicated:

	June 30, 2022	December 31, 2021
	(in millions)
AV and AUA
General Account	$13,240	$13,046
Separate Accounts and Mutual Funds (1)	27,927	34,763
Total AV and AUA	$41,167	$47,809
____________
(1) Prior period amounts related to Separate Account AV and Mutual Funds AUA were revised to include Mutual Fund AUA. The impact of the revision to December 31, 2021 total AV and AUA was $457 million.

The following table summarizes a roll-forward of AV and AUA for our Group Retirement segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021 (1)	2022	2021 (1)
	(in millions)
Balance as of beginning of period	$46,035	$44,274	$47,809	$42,756
Gross premiums	1,133	980	2,635	1,912
Surrenders, withdrawals and benefits	(989)	(879)	(1,968)	(1,847)
Net flows	144	101	667	65
Investment performance, interest credited and policy charges	(5,012)	1,981	(7,309)	3,535
Other (2)	—	(57)	—	(57)
Balance as of end of period	$41,167	$46,299	$41,167	$46,299
____________
(1)Prior period amounts related to the AV and AUA roll-forward were updated to include Mutual Fund AUA. The impact of the revision to the beginning balance of the three months and six months ended June 30, 2021was $297 million. Net Flows, investment performance, interest credited and policy charges revision impact for the three and six months ended June 30, 2021 were $33 million, $19 million, $48 million and $31 million, respectively.
(2)For the three and six months ended June 30, 2021, amounts reflect AV transfer of GMxB closed block business from GR to IR.

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021 for the Group Retirement Segment
Operating earnings
Operating earnings decreased by $40 million to $131 million during the three months ended June 30, 2022 from $171 million in the three months ended June 30, 2021. The following notable items were the primary drivers of the change in operating earnings:
Unfavorable items included:
•Net investment income decreased by $32 million due to lower alternative investment income and lower prepayments partially offset by higher income from TIPS (offset in inflation related hedging losses) and GA optimization.
•Fee-type revenue decreased by $11 million due to lower average Separate Accounts AV, driven by equity market depreciation.
These were partially offset by the following favorable items:
•Income tax expense decreased by $6 million driven by lower pre-tax earnings partially offset by a higher effective tax rate.
See “—Significant Factors Impacting Our Results—Effect of Assumption Updates and Model Changes” for more information regarding assumption updates.
Net Flows and AV
•The decrease in AV of $4,868 million in the three months ended June 30, 2022 was driven by equity markets performance partially offset by net inflows of $144 million.
•Net inflows of $144 million increased by $43 million, due to higher gross premiums, lower outflows in our tax-exempt and corporate markets, offset by higher outflows in our institutional market.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021 for the Group Retirement Segment
Operating earnings
Operating earnings decreased by $41 million to $281 million during the six months ended June 30, 2022 from $322 million during the six months ended June 30, 2021. The following notable items were the primary drivers of the change in operating earnings:
Unfavorable items included:
•Net investment income decreased by $32 million due to lower alternative investment income , lower prepayments partially offset higher income from TIPS (offset in inflation related hedging losses) and GA optimization.
•Amortization of DAC increased by $10 million mainly due to a one-time positive adjustment during the first half 2021.
•Net derivative losses increased by $7 million due to inflation related hedging loss offset on TIPS in the General Account.
These were partially offset by the following favorable items:
•Compensation, benefits and other operating costs and expenses decreased by $8 million mainly due to higher legal reserves partially offset by lower sub-advisory fees.
•Income tax expense decreased by $3 million mainly driven by lower pre-tax earnings, partially offset by a higher effective tax rate..
Net Flows and AV
•The decrease in AV of $6.6 billion in the six months ended June 30, 2022 was primarily due to market depreciation, partially offset by net inflows of $667 million.
•Net inflows of $667 million increased by $602 million compared to 2021, driven by positive net inflows reflecting strong sales and client engagement, partially offset by higher outflows.
Investment Management and Research
The Investment Management and Research segment provides diversified investment management, research and related services to a broad range of clients around the world. Operating earnings (loss), net of tax, presented here represents our economic interest in AB of approximately 65% during the three and six months ended June 30, 2022 and 2021, respectively. On July 1, 2022, AB Holding and ABLP completed the acquisition of acquired 100% of the equity interests of CarVal Investors, L.P. (“Carval”). In connection with the acquisition, AB Holding issued a total of 3,194,784 AB Holding Units. The issuance of additional AB Holding Units is contingent upon achievement of management fee hurdles by CarVal and its subsidiaries over a six year period. This The issuance of the AB Holding Units will not significantly change in AB.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Operating earnings	$101	$126	$237	$247

Key components of operating earnings are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
REVENUES
Net investment income	$(26)	$12	$(49)	$12
Net derivative gains (losses)	22	(11)	42	(9)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Investment management, service fees and other income	1,007	1,071	2,145	2,073
Segment revenues	$1,003	$1,072	$2,138	$2,076

BENEFITS AND OTHER DEDUCTIONS
Commissions and distribution related payments	$159	$168	$335	$330
Compensation, benefits and other operating costs and expenses	619	629	1,294	1,209
Interest expense	4	—	4	1
Segment benefits and other deductions	$782	$797	$1,633	$1,540

Changes in AUM in the Investment Management and Research segment for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in billions)
Balance as of beginning of period	$735.4	$697.2	$778.6	$685.9
Long-term flows
Sales/new accounts	23.9	45.0	64.8	78.4
Redemptions/terminations	(22.6)	(32.4)	(47.2)	(56.6)
Cash flow/unreinvested dividends	(4.0)	(6.4)	(8.9)	(10.3)
Net long-term inflows (outflows) (2)	(2.7)	6.2	8.7	11.5
Adjustments (1)	(0.4)	—	(0.4)	—
Market appreciation (depreciation)	(85.5)	35.0	(140.1)	41.0
Net change	(88.6)	41.2	(131.8)	52.5
Balance as of end of period	$646.8	$738.4	$646.8	$738.4
__________
(1)Approximately $0.4 billion of Institutional AUM was removed from AB total assets under management during the second quarter 2022 due to a change in the fee structure.
(2)Institutional net flows include $0.6 billion of AXA's redemptions of certain low-fee fixed income mandates for the three-month and six month periods ended June 30, 2022.

Average AUM in the Investment Management and Research segment for the periods presented by distribution channel and investment services were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in billions)
Distribution Channel:
Institutions	$307.5	$324.9	$318.7	$319.7
Retail	270.6	284.3	285.1	276.7
Private Wealth	110.5	113.4	113.9	110.3
Total	$688.6	$722.6	$717.7	$706.7

Investment Service:
Equity Actively Managed	$243.1	$246.6	$255.6	$235.4
Equity Passively Managed (1)	60.8	68.5	63.8	66.6
Fixed Income Actively Managed – Taxable	212.4	253.2	224.1	255.7
Fixed Income Actively Managed – Tax-exempt	54.2	52.9	55.2	52.1
Fixed Income Passively Managed (1)	12.3	8.7	12.6	8.5
Alternatives/Multi-Asset Solutions (2)	105.8	92.7	106.4	88.4
Total	$688.6	$722.6	$717.7	$706.7
____________
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity of fixed income services.
Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021 for the Investment Management and Research Segment
Operating earnings
Operating earnings decreased $25 million to $101 million during the three months ended June 30, 2022 from $126 million during the three months ended June 30, 2021. The following notable items were the primary drivers of the change in operating earnings:
Unfavorable items included:
•Fee-type revenue decreased by $64 million primarily due to lower investment advisory base fees and performance based fees. Lower investment advisory base fees were driven by lower average AUM due to net outflows and market depreciation. Lower performance based fees were primarily driven by lower performance fees on AB’s U.S. Select Equity and Private Credit Fund, partially offset by higher performance fees earned on AB’s U.S. Real Estate Funds.
•Net investment income, net of derivative gains, was unfavorable by $5 million. Net investment income decreased $38 million mainly due to losses on the seed capital investments subject to market risk, partially offset by an increase in Net derivative gains of $33 million mainly due to gains from economically hedging seed capital investments.
These were partially offset by the following favorable items:
•Commissions and distribution-related payments decreased by $9 million mainly due to lower payments to financial intermediaries for the distribution of AB mutual funds, primarily resulting from decreased average AUM of these mutual funds.
•Compensation, benefits, interest expense and other operating costs decreased by $6 million mainly due to lower incentive compensation.
•Earnings attributable to noncontrolling interest decreased by $20 million due to lower pre-tax earnings.
•Income tax expense decreased by $9 million primarily due to lower pre-tax earnings, partially offset by a higher effective tax rate.
Long-Term Net Flows and AUM

•Total AUM as of June 30, 2022 was $646.8 billion, down $88.6 billion, or 12.0%, compared to March 31, 2022. During the second quarter of 2022, AUM decreased primarily as a result of market depreciation of $85.5 billion and net outflows of $2.7 billion, due to Retail net outflows of $2.2 billion and Private Wealth net outflows of $1.2 billion partially offset by Institution net inflows of $0.7 billion. Excluding AXA redemptions of low-fee fixed income mandates of $0.6 billion, AB generated net outflows of $2.1 billion in the second quarter 2022.
Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021 for the Investment Management and Research Segment
Operating earnings
Operating earnings decreased $10 million to $237 million during the six months ended June 30, 2022 from $247 million in the six months ended June 30, 2021. The following notable items were the primary drivers of the change in operating earnings:
Unfavorable items included:
•Compensation, benefits, interest expense and other operating costs increased by $88 million mainly due to higher general and administrative costs, primarily relating to higher portfolio servicing fees.
•Commissions and distribution-related payments increased by $5 million mainly due to higher payments to financial intermediaries for the distribution of AB mutual funds, primarily resulting from increased average AUM of these mutual funds.
•Net investment income, net of derivative gains, was unfavorable by $10 million. Net investment income decreased by $61 million mainly due to higher losses on the seed capital investments subject to market risk, offset by an increase in Net derivative gains of $51 million mainly due to higher gains from economically hedging the seed capital investments.
These were partially offset by the following favorable items:
•Fee-type revenue increased by $72 million primarily due to higher investment advisory base fees, performance based fees and distribution revenue. The increase in investment advisory base fees is primarily driven by higher average AUM. The increase in performance based fees is primarily due to higher performance fees earned on AB’s U.S. Real Estate Funds, partially offset by lower performance fees earned on AB’s U.S. Select Equity and Private Credit Fund. The increase in distribution revenue is primarily due to an increase in overall portfolio fee rate, partially offset by a decrease in the corresponding average AUM of these mutual funds.
•Earnings attributable to noncontrolling interest decreased by $14 million due to lower pre-tax earnings.
•Income tax expense decreased by $7 million due to lower pre-tax earnings.
Long-Term Net Flows and AUM
•Total AUM as of June 30, 2022 was $646.8 billion, down $131.8 billion, or 16.9%, compared to December 31, 2021, and down $91.6 billion, or 12.4%, compared to June 30, 2021. During the six months ended June 30, 2022, AUM decreased primarily as a result of market depreciation of $140.1 billion partially offset by net inflows of $8.7 billion. During the twelve months ended June 30, 2022, AUM decreased primarily as a result of market depreciation of $114.6 billion partially offset by net inflows of $23.4 billion. Excluding AXA redemptions of low-fee fixed income mandates of $0.6 billion, AB generated net inflows of $9.3 billion and $24.0 billion during the six and twelve month periods ended June 30, 2022.
•During the six months ended June 30, 2022, Institutional and Private Wealth net inflows were $10.9 billion and $1.1 billion, respectively, offset by Retail net outflows of $3.3 billion. During the twelve months ended June 30, 2022, Institutional, Retail and Private Wealth net inflows were $11.5 billion, $9.7 billion and $2.2 billion, respectively.
•AB expects approximately $4 billion of additional AXA-related redemptions of low-fee AUM in the second half of 2022.
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

In recent years, we have refocused our product offering and distribution towards less capital intensive, higher return accumulation and protection products. For example, in January 2021, we discontinued offering our most interest sensitive IUL product. We plan to improve our operating earnings over time through earnings generated from sales of our repositioned product portfolio and by proactively managing and optimizing our in-force book.
The following table summarizes operating earnings (loss) of our Protection Solutions segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Operating earnings (loss)	$101	$63	$136	$104
Key components of operating earnings (loss) are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
REVENUES
Policy charges, fee income and premiums	$525	$507	$1,039	$1,011
Net investment income	252	271	524	533
Net derivative (losses) gains	(5)	(10)	(5)	(11)
Investment management, service fees and other income	64	64	129	125
Segment revenues	$836	$832	$1,687	$1,658

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$429	$469	$950	$978
Interest credited to policyholders’ account balances	122	134	250	257
Commissions and distribution related payments	45	42	86	76
Amortization of deferred policy acquisition costs	29	33	64	59
Compensation, benefits and other operating costs and expenses	86	78	170	163
Interest expense	—	—	—	—
Segment benefits and other deductions	$711	$756	$1,520	$1,533
The following table summarizes Protection Solutions Reserves for our Protection Solutions segment as of the dates presented:

	June 30, 2022	December 31, 2021
	(in millions)
Protection Solutions Reserves (1)
General Account	$18,241	$18,625
Separate Accounts	13,524	17,012
Total Protection Solutions Reserves	$31,765	$35,637
_______________
(1)Does not include Protection Solutions Reserves for our employee benefits business as it is a start-up business and therefore has immaterial in-force policies.
The following table presents our in-force face amounts for the periods indicated, respectively, for our individual life insurance products:

	June 30, 2022	December 31, 2021
	(in billions)
In-force face amount by product: (1)
Universal Life (2)	$44.4	$45.9
Indexed Universal Life	27.7	27.9
Variable Universal Life (3)	132.6	132.8
Term	214.7	215.4
Whole Life	1.2	1.2
Total in-force face amount	$420.6	$423.2
_______________
(1)Includes individual life insurance and does not include employee benefits as it is a start-up business and therefore has immaterial in-force policies.
(2)UL includes GUL.
(3)VUL includes VL and COLI.

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021 for the Protection Solutions Segment
Operating earnings (loss)
Operating earnings increased by $38 million to $101 million during the three months ended June 30, 2022 from $63 million in the three months ended June 30, 2021. The following notable items were the primary drivers of the change in operating earnings:
Favorable items included:
•Policyholders’ benefits decreased by $40 million mainly due to lower mortality and lower accrual of PFBL reserves, partially offset by the unfavorable Employee Benefits’ claims and the increase in reserves due to strong business growth (offset in Fee-type revenue).
•Fee-type revenue increased by $18 million mainly driven by higher premiums due to growth in Employee Benefits business.
•Interest credited to policyholders’ account balances decreased by $12 million mainly due to market value adjustments on our IUL products.
These were partially offset by the following unfavorable items:
•Net investment income decreased by $19 million mainly due to lower alternative investment income, lower prepayments, partially offset by higher income from TIPS (offset in inflation related hedging losses) and GA optimization.
•Income tax expense increased by $11 million primarily due to higher pre-tax earnings.
Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021 for the Protection Solutions Segment
Operating earnings
Operating earnings increased $32 million to $136 million during the six months ended June 30, 2022 from $104 million in the six months ended June 30, 2021. The following notable items were the primary drivers of the change in operating earnings:
Favorable items included:
•Fee-type revenue increased by $32 million mainly driven by higher premiums due to growth in Employee Benefits (offset in Policyholders’ benefits).
•Policyholders’ benefits decreased by $28 million mainly due to lower mortality and lower accrual of PFBL reserves, offset by unfavorable EB claims and the increase in Employee Benefits’ reserves due to strong growth.
These were partially offset by the following unfavorable items:
•Commissions and distribution-related payments increased by $10 million mainly due to higher sales of Employee Benefits products.
•Net investment income decreased by $9 million mainly due to lower alternative investment income , lower prepayments, partially offset higher income from TIPS (offset in inflation related hedging losses) and GA optimization.
•Income tax expense increased by $10 million primarily due to higher pre-tax earnings.

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
The following table summarizes operating earnings (loss) of Corporate and Other for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Operating earnings (loss)	$(81)	$(16)	$(147)	$(92)
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
The General Account investment portfolio consists largely of investment grade fixed maturities, short-term investments, commercial and agricultural mortgage loans, alternative investments and other financial instruments. Fixed maturities include publicly issued corporate bonds, government bonds, privately placed notes and bonds, bonds issued by states and municipalities, mortgage-backed securities and asset-backed securities. The General Account investment portfolio also includes credit derivatives to replicate exposure to individual securities or pools of securities as a means of achieving credit exposure similar to bonds of the underlying issuer(s) more efficiently. In addition, from time to time we use derivatives for hedging purposes to reduce our exposure to equity markets, interest rates, foreign currency and credit spreads. As part of a yield enhancement strategy, the General Account has diversified into more asset and sub-asset classes including higher yielding commercial mortgage investments.
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

	Three Months Ended June 30,
	2022		2021
	Yield	Amount (2)	Yield	Amount (2)
	(Dollars in millions)
Fixed Maturities: (5)
Income (loss)	3.49%	$638	3.62%	$644
Ending assets		73,443		69,407
Mortgages:
Income (loss)	3.80%	138	4.21%	140
Ending assets		14,480		13,384
Other Equity Investments: (1)
Income (loss)	10.07%	81	17.18%	113
Ending assets		3,462		2,588
Policy Loans:
Income (loss)	5.24%	53	5.19%	53
Ending assets		4,020		4,048
Cash and Short-term Investments:
Income (loss)	(0.51)%	(3)	(0.05)%	—
Ending assets		2,069		1,679
Repurchase and funding agreements:
Interest expense and other		(23)		(17)
Ending assets (liabilities)		(7,286)		(8,224)
Total Invested Assets:
Income (loss)	3.90%	884	4.43%	933
Ending Assets		90,188		82,882
Short Duration Fixed Maturities:
Income (loss)	3.49%	1	6.74%	40
Ending assets		137		546
Total:
Investment income (loss)	3.90%	885	4.50%	973
Less: investment fees (3)	(0.15)%	(35)	(0.12)%	(26)
Investment Income, Net	3.75%	850	4.38%	947
Ending Net Assets		$90,325		$83,428

	Six Months Ended June 30,				Year Ended December 31
	2022		2021		2021
	Yield	Amount (2)	Yield	Amount (2)	Yield	Amount (2)
	(Dollars in millions)
Fixed Maturities:
Income (loss)	3.39%	$1,236	3.41%	$1,220	3.40%	$2,429
Ending assets		73,443		69,407		72,545
Mortgages:
Income (loss)	3.85%	276	4.11%	273	4.08%	547
Ending assets		14,480		13,384		14,033
Other Equity Investments: (1)
Income (loss)	10.52%	163	18.35%	220	20.45%	534
Ending assets		3,462		2,588		2,901
Policy Loans:
Income (loss)	5.49%	110	5.37%	110	5.01%	203
Ending assets		4,020		4,048		4,024
Cash and Short-term Investments:
Income (loss)	(0.34)%	(4)	(0.04)%	(1)	(0.13)%	(2)
Ending assets		2,069		1,679		1,662
Funding agreements:
Interest expense and other		(35)		(31)		(56)
Ending assets (liabilities)		(7,286)		(8,224)		(6,447)
Total Invested Assets:
Income (loss)	3.88%	1,746	4.22%	1,791	4.28%	3,655
Ending Assets		90,188		82,882		88,518
Short Duration Fixed Maturities:
Income (loss)	3.58%	2	4.38%	74	4.48%	78
Ending assets		137		546		142
Total:
Investment income (loss)	3.87%	1,748	4.23%	1,865	4.28%	3,733
Less: investment fees (3)	(0.14)%	(64)	(0.12)%	(54)	(0.14)%	(118)
Investment Income, Net	3.73%	1,684	4.10%	1,811	4.15%	3,615
Ending Net Assets		$90,325		$83,428		$88,660
_____________
(1)Includes, as of June 30, 2022, June 30, 2021 and December 31, 2021 respectively, $369 million, $391 million and $319 million of other invested assets.
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

Fixed Maturities
The fixed maturity portfolio consists largely of investment grade corporate debt securities and includes significant amounts of U.S. government and agency obligations. The below investment grade securities in the General Account investment portfolio consist of loans to middle market companies, public high yield securities, bank loans, as well as “fallen angels,” originally purchased as investment grade investments.
Fixed Maturities by Industry
The following table sets forth these fixed maturities by industry category as of the dates indicated along with their associated gross unrealized gains and losses.

Fixed Maturities by Industry (1)

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total (%)
	(in millions)
As of June 30, 2022
Corporate Securities:
Finance	$13,851	$—	$24	$1,312	$12,563	19%
Manufacturing	12,416	—	32	1,424	11,024	17%
Utilities	6,935	—	27	841	6,121	9%
Services	8,203	19	26	989	7,221	11%
Energy	3,853	1	18	486	3,384	5%
Retail and wholesale	3,496	—	22	338	3,180	5%
Transportation	2,392	—	15	284	2,123	3%
Other	85	—	—	10	75	—%
Total corporate securities	51,231	20	164	5,684	45,691	69%
U.S. government	7,417	—	55	493	6,979	10%
Residential mortgage-backed (2)	514	—	3	8	509	1%
Preferred stock	41	—	3	—	44	—%
State & political	684	—	24	61	647	1%
Foreign governments	1,094	—	6	141	959	1%
Commercial mortgage-backed	3,728	—	1	388	3,341	5%
Asset-backed securities	8,735	—	4	406	8,333	13%
Total	$73,444	$20	$260	$7,181	$66,503	100%

As of December 31, 2021:
Corporate Securities:
Finance	$12,954	$—	$545	$59	$13,440	17%
Manufacturing	12,212	1	775	39	12,947	17%
Utilities	6,446	—	351	36	6,761	9%
Services	8,191	21	380	50	8,500	11%
Energy	3,854	—	174	17	4,011	5%
Retail and wholesale	3,390	—	218	18	3,590	5%
Transportation	2,181	—	156	10	2,327	3%
Other	60	—	2	—	62	—%
Total corporate securities	49,288	22	2,601	229	51,638	67%
U.S. government	13,056	—	2,344	15	15,385	20%
Residential mortgage-backed (2)	90	—	8	—	98	—%
Preferred stock	41	—	12	—	53	—%
State & political	586	—	78	3	661	1%
Foreign governments	1,124	—	42	14	1,152	1%
Commercial mortgage-backed	2,427	—	19	25	2,421	3%
Asset-backed securities	5,933	—	21	20	5,934	8%
Total	$72,545	$22	$5,125	$306	$77,342	100%
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
The following table sets forth the General Account’s fixed maturities portfolio by NAIC rating at the dates indicated.
Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
As of June 30, 2022
1................................	Aaa, Aa, A	$44,403	$—	$174	$3,765	$40,812
2................................	Baa	26,257	—	79	3,215	23,121
	Investment grade	70,660	—	253	6,980	63,933
3................................	Ba	1,608	1	3	134	1,476
4................................	B	1,111	19	3	63	1,032
5................................	Caa	59	—	1	4	56
6................................	Ca, C	6	—	—	—	6
	Below investment grade	2,784	20	7	201	2,570
Total Fixed Maturities		$73,444	$20	$260	$7,181	$66,503

As of December 31, 2021:
1................................	Aaa, Aa, A	$44,653	$—	$3,734	$158	$48,229
2................................	Baa	25,141	—	1,357	127	26,371
	Investment grade	69,794	—	5,091	285	74,600
3................................	Ba	1,601	1	22	14	1,608
4................................	B	992	19	8	5	976
5................................	Caa	130	2	4	1	131
6................................	Ca, C	28	—	—	1	27
	Below investment grade	2,751	22	34	21	2,742
Total Fixed Maturities		$72,545	$22	$5,125	$306	$77,342

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

Mortgage Loans by Region and Property Type

	June 30, 2022		December 31, 2021
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(in millions)
By Region:
U.S. Regions:
Pacific	$4,135	28%	$4,297	30%
Middle Atlantic	3,545	24	3,441	24
South Atlantic	1,999	14	1,982	14
East North Central	1,047	7	1,103	8
Mountain	1,190	8	978	7
West North Central	843	6	834	6
West South Central	784	5	609	5
New England	578	4	579	4
East South Central	250	2	146	1
Total U.S.	$14,371	99%	$13,969	99%
Other Regions:
Europe	$173	1%	$126	1%
Total Other	$173	1	$126	1
Total Mortgage Loans	$14,544	100%	$14,095	100%

By Property Type:
Office	$3,383	23%	$3,944	28%
Multifamily	5,059	34	4,694	33
Agricultural loans	2,634	18	2,644	19
Retail	856	6	728	5
Industrial	1,689	12	1,204	9
Hospitality	407	3	410	3
Other	516	4	471	3
Total Mortgage Loans	$14,544	100%	$14,095	100%
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
Sources and Uses of Holding Company Highly Liquid Assets
The following table sets forth Holdings’ principal sources and uses of highly liquid assets for the periods indicated.

	Six Months Ended June 30,
	2022	2021
	(in millions)
Highly Liquid Assets, beginning of period	$1,742	$3,088
Dividends from subsidiaries	491	380
Capital contributions to subsidiaries	(50)	(755)
M&A Activity	—	215
Total Business Capital Activity	441	(160)

Purchase of treasury shares	(499)	(709)
Shareholder dividends paid	(145)	(150)
Total Share Repurchases, Dividends and Acquisition Activity	(644)	(859)
Issuance of preferred stock	—	293
Preferred stock dividend	(40)	(39)
Total Preferred Stock Activity	(40)	254

Issuance of long-term debt	—	—
Repayment of long-term debt	—	(280)
Total External Debt Activity	—	(280)

Proceeds from loans from affiliates	—	1,000
Net decrease (increase) in existing facilities to affiliates (1)	(45)	85
Total Affiliated Debt Activity	(45)	1,085

Interest paid on external debt and P-Caps	(104)	(129)
Others, net	7	(214)
Total Other Activity	(97)	(343)

Net increase (decrease) in highly liquid assets	(385)	(303)
Highly Liquid Assets, end of period	$1,357	$2,785

(1) Represents net activity of draws and repayments of existing credit facilities between Holdings and affiliates.

Capital Contribution to Our Subsidiaries
During the six months ended June 30, 2022, Holdings made a $50 million cash capital contribution.
Loans from Our Subsidiaries
There were no loans from our subsidiaries during the six months ended June 30, 2022.
Cash Distributions from Our Subsidiaries
During the six months ended June 30, 2022, Holdings and certain of its subsidiaries received pretax cash distributions from AB of $367 million and post-tax distributions EIM of $125 million.
Distributions from Insurance Subsidiaries
Our insurance companies are subject to limitations on the payment of dividends and other transfers of funds to Holdings and other affiliates under applicable insurance law and regulation. Also, more generally, the ability of our insurance subsidiaries to pay dividends can be affected by market conditions and other factors beyond our control.
Under New York insurance laws, which are applicable to Equitable Financial, a domestic stock life insurer may not, without prior approval of the NYDFS, pay an ordinary dividend to its stockholders exceeding an amount calculated based on a statutory formula (“Ordinary Dividend”). Dividends in excess of this amount require the insurer to file a notice of its intent to declare the dividends with the NYDFS and obtain prior approval or non-disapproval from the NYDFS with respect to such dividends (“Extraordinary Dividends”). Due to a permitted statutory accounting practice agreed to with the NYDFS, Equitable Financial will need the prior approval of the NYDFS to pay the portion, if any, of any Ordinary Dividend that exceeds the Ordinary Dividend that Equitable Financial would be permitted to pay under New York insurance law absent the application of such permitted practice (such excess, the “Permitted Practice Ordinary Dividend”). Applying the formula above, Equitable Financial could pay an Ordinary Dividend of up to approximately $0.9 billion in 2022 without the prior approval of the NYDFS. Holdings received a dividend distribution from Equitable Financial of $0.9 billion during July 2022.
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
As of June 30, 2022, Holdings and its non-insurance company subsidiaries hold approximately 170.1 million AB Units, 4.1 million AB Holding Units and the 1% General Partnership interest in ABLP.
As of June 30, 2022, the ownership structure of ABLP, including AB Units outstanding as well as the general partner’s 1% interest, was as follows:

Owner	Percentage Ownership
EQH and its subsidiaries	63.5%
AB Holding	35.7%
Unaffiliated holders	0.8%
Total	100.0%
Including both the general partnership and limited partnership interests in AB Holding and ABLP, Holdings and its subsidiaries had an approximate 65% economic interest in AB as of June 30, 2022.
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
The Credit Facility and LOC Facilities contain certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries and the dollar amount of secured indebtedness that may be incurred by us, which could restrict our operations and use of funds. The right to borrow funds under the Credit Facility and LOC Facilities is subject to the fulfillment of certain conditions, including compliance with all covenants, and the ability to borrow thereunder is also subject to the continued ability of the lenders that are or will be parties to the facilities to provide funds. As of June 30, 2022, we were in compliance with these covenants”.
Contingent Funding Arrangements
For information regarding activity pertaining to our contingent funding arrangements and other off-balance sheet commitments, see “Commitments and Contingent Liabilities” in Note 12 of the Notes to the Consolidated Financial Statements in this Form 10-Q.
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
AB Commercial Paper
As of June 30, 2022 and December 31, 2021, AB had no commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings for the commercial paper outstanding during the first six months of 2022 and full year 2021 were $230 million and $157 million, respectively, with weighted average interest rates of approximately 0.5% and 0.2%, respectively.
AB Revolver Credit Facility
AB had a $200 million committed, unsecured senior revolving credit facility (the "AB Revolver") with a leading international bank, which matured on November 16, 2021. Average daily borrowings for the full year 2021 were $13 million with a weighted average interest rate of 1.1%, respectively.
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
The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of June 30, 2022, AB was in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.
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
As of June 30, 2022 and December 31, 2021, AB had no amounts outstanding under the AB Credit Facility. During the periods ended June 30, 2022 and December 31, 2021, AB and SCB LLC did not draw upon the AB Credit Facility.

In addition, SCB LLC currently has five uncommitted lines of credit with five financial institutions. Four of these lines of credit permit borrowing up to an aggregate of approximately $315 million, with AB named as an additional borrower, while the other line has no stated limit. As of June 30, 2022 and December 31, 2021, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings during the first six months of 2022 and the full year 2021 were $1.4 million and $47 thousand with weighted average interest rates of approximately 0.8% and 0.9%, respectively.
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
As of June 30, 2022 and December 31, 2021, AB had $800 million and $755 million outstanding under the EQH Facility, with interest rates of approximately 1.5% and 0.2%, respectively. Average daily borrowing of the EQH Facility during the first six months of 2022 and the full year 2021 were $657 million and $405 million, respectively, with a weighted average interest rates of approximately 0.5% and 0.2%, respectively.
EQH Uncommitted Facility
In addition to the EQH Facility, AB entered into a $300 million uncommitted, unsecured senior credit facility (the “EQH Uncommitted Facility”) with EQH. The EQH Uncommitted Facility matures on September 1, 2024 and is available for AB’s general business purposes. Borrowings under the EQH Uncommitted Facility bear generally interest at a rate per annum based on prevailing overnight commercial paper rates. The EQH Uncommitted Facility contains affirmative, negative and financial covenants, which are substantially similar to those in the EQH Facility.
As of June 30, 2022 and December 31, 2021, AB had no outstanding balance on the EQH Uncommitted Facility and has not drawn upon the facility since its inception.
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
Captive Reinsurance Company

We use a captive reinsurance company to more effectively manage our reserves and capital on an economic basis and to enable the aggregation and transfer of risks. Our captive reinsurance company assumes business from affiliates only and is closed to new business. Our captive reinsurance company is a wholly-owned subsidiary located in the United States. In addition to state insurance regulation, our captive is subject to internal policies governing its activities. We continue to analyze the use of our existing captive reinsurance structure, as well as additional third-party reinsurance arrangements.
Borrowings
Our financial strategy going forward will remain subject to market conditions and other factors. For example, we may from time to time enter into additional bank or other financing arrangements, including public or private debt, structured facilities and contingent capital arrangements, under which we could incur additional indebtedness.
The following table sets forth the Company’s total consolidated borrowings. Short-term and long-term debt consists of the following:

	June 30,	December 31,
	2022	2021
	(in millions)
Short-term debt:
CLO Warehousing Debt	$245	$92
Total short-term debt	245	92

Long-term debt:
Senior Notes (5.0%, due 2048)	1,481	1,481
Senior Notes (4.35%, due 2028)	1,490	1,490
Senior Notes (3.9%, due 2023)	519	519
Senior Debentures, (7.0%, due 2028)	350	349
Total long-term debt	3,840	3,839
Total short-term and long-term debt	$4,085	$3,931

Notes and Debentures
The Senior Notes and Senior Debentures contain customary affirmative and negative covenants, including a limitation on certain liens and a limit on the Company’s ability to consolidate, merge or sell or otherwise dispose of all or substantially all of its assets. The Senior Notes and Senior Debentures also include customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding Senior Notes and Senior Debentures may be accelerated. As of June 30, 2022, the Company is in compliance with all debt covenants.
Ratings
Financial strength ratings (which are sometimes referred to as “claims-paying” ratings) and credit ratings are important factors affecting public confidence in an insurer and its competitive position in marketing products. Our credit ratings are also important for our ability to raise capital through the issuance of debt and for the cost of such financing.
Financial strength ratings represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. The following table summarizes the ratings for Holdings and certain of its subsidiaries. AM Best, S&P and Moody’s have a stable outlook.

	AM Best	S&P	Moody’s
Last review date	Jan '22	Jun '22	Jul '22
Financial Strength Ratings:
Equitable Financial Life Insurance Company	A	A+	A1
Equitable Financial Life Insurance Company of America	A	A+	A1
Credit Ratings:
Equitable Holdings, Inc.		BBB+	Baa1
Last review date		Sep '21	Jul '22
AllianceBernstein L.P.		A	A2

Material Cash Requirement
Our material cash requirements include policyholder obligations, long-term debt, commercial paper, employee benefits, operating leases and various funding commitments. See “Material Cash Requirement” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.
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

Item 4.     Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures were effective.
During the first quarter 2022, we implemented a new accounting and financial reporting system, including the general ledger. We have modified our existing controls infrastructure, as well as added other processes and internal controls, to adapt to our new general ledger. There are no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 12 of the Notes to these Consolidated Financial Statements (unaudited) in this Form 10-Q. Also see “Risk Factors—Legal and Regulatory Risks—Legal and regulatory actions” included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Holdings during the three months ended June 30, 2022, of its common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/22 through 4/30/22	3,277,893	$30.51	3,277,893	$854,529,426
5/1/22 through 5/31/22	4,335,260	$27.68	4,335,260	$704,529,426
6/1/22 through 6/30/22	—	$—	—	$704,529,426
Total	7,613,153	$28.90	7,613,153	$704,529,426

See Note 10 to the Notes to Consolidated Financial Statements for ASR transaction detail during the three months ended June 30, 2022.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.      Other Information
None.

Item 6.     Exhibits

Number		Description and Method of Filing
3.1	#	Second Amended and Restated Certificate of Incorporation of Equitable Holdings, Inc., effective May 19, 2022 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on May 20, 2022)
3.2	#	Equitable Holdings, Inc. Fifth Amended and Restated By-laws, effective May 19, 2022 (incorporated by reference to Exhibit 3.2 to our Form 8-K filed on May 20, 2022)
10.1	#	Third Amendment to Reimbursement Agreement by and among Equitable Holdings, Inc. and Commerzbank AG, New York Branch (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 10, 2022)
31.1	#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101).
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

Date: August 4, 2022	EQUITABLE HOLDINGS, INC.

	By:	/s/ Robin M. Raju
		Name:	Robin M. Raju
		Title:	Chief Financial Officer (Principal Financial Officer)

Date: August 4, 2022		/s/ William Eckert
		Name:	William Eckert
		Title:	Chief Accounting Officer (Principal Accounting Officer)