Form 10-Q
period 2022-09-30
Equitable Holdings, Inc.
filed 2022-11-03
CIK 1333986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2022, 370,042,369 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

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
These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) conditions in the financial markets and economy, including the impact of COVID-19 and related economic conditions, equity market declines and volatility, interest rate fluctuations, impacts on our goodwill and changes in liquidity and access to and cost of capital; (ii) operational factors, including reliance on the payment of dividends to Holdings by its subsidiaries, protection of confidential customer information or proprietary business information, operational failures by us or our service providers, catastrophic events, such as the outbreak of pandemic diseases including COVID-19, potential strategic transactions, and changes in accounting standards; (iii) credit, counterparties and investments, including counterparty default on derivative contracts, failure of financial institutions, defaults by third parties and affiliates and economic downturns, defaults and other events adversely affecting our investments; (iv) our reinsurance and hedging programs; (v) our products, structure and product distribution, including variable annuity guaranteed benefits features within certain of our products, variations in statutory capital requirements, financial strength and claims-paying ratings, state insurance laws limiting the ability of our insurance subsidiaries to pay dividends and key product distribution relationships; (vi) estimates, assumptions and valuations, including risk management policies and procedures, potential inadequacy of reserves and experience differing from pricing expectations, amortization of deferred acquisition costs and financial models; (vii) our Investment Management and Research segment, including fluctuations in assets under management and the industry-wide shift from actively-managed investment services to passive services; (viii) legal and regulatory risks, including federal and state legislation affecting financial institutions, insurance regulation and tax reform; (ix) risks related to our common stock and (x) general risks, including strong industry competition, information systems failing or being compromised and protecting our intellectual property.
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

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

EQUITABLE HOLDINGS, INC.
Consolidated Balance Sheets
September 30, 2022 (Unaudited) and December 31, 2021

	September 30, 2022	December 31, 2021
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $75,320 and $73,429) (allowance for credit losses of $22 and $22)	$64,600	$78,216
Fixed maturities, at fair value using the fair value option (1)	1,548	1,641
Mortgage loans on real estate (net of allowance for credit losses of $83 and $62) (1)	15,688	14,033
Policy loans	4,018	4,024
Other equity investments (1)	3,183	2,975
Trading securities, at fair value	631	631
Other invested assets (1)	2,849	3,591
Total investments	92,517	105,111
Cash and cash equivalents (1)	4,139	5,188
Cash and securities segregated, at fair value	1,335	1,504
Broker-dealer related receivables	2,539	2,599
Deferred policy acquisition costs	8,244	5,491
Goodwill and other intangible assets, net	5,635	4,728
Amounts due from reinsurers (allowance for credit losses of $7 and $5) (includes amounts accounted for at fair value of $4,312 and $5,813) (3)	13,378	14,679
GMIB reinsurance contract asset, at fair value	1,289	1,848
Current and deferred income taxes	2,222	195
Other assets (1)	4,680	3,613
Separate Accounts assets	109,622	147,306
Total Assets	$245,600	$292,262
LIABILITIES
Policyholders’ account balances	$79,999	$79,357
Future policy benefits and other policyholders' liabilities	34,225	36,717
Broker-dealer related payables	607	1,283
Customer related payables	3,361	3,600
Amounts due to reinsurers	1,348	1,381
Short-term and long-term debt	4,088	3,931
Notes issued by consolidated variable interest entities, at fair value using the fair value option (1)	1,165	1,191
Other liabilities (1)	5,998	3,933
Separate Accounts liabilities	109,622	147,306
Total Liabilities	$240,413	$278,699
Redeemable noncontrolling interest (1) (2)	$354	$468
Commitments and contingent liabilities (4)
EQUITY
Equity attributable to Holdings:
Preferred stock and additional paid-in capital, $1 par value and $25,000 liquidation preference	$1,562	$1,562
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 510,362,388 and 520,918,331 shares issued, respectively; 370,114,999 and 391,290,224 shares outstanding, respectively	4	4
Additional paid-in capital	2,027	1,919
Treasury stock, at cost, 140,247,389 and 129,628,107 shares, respectively	(3,202)	(2,850)
Retained earnings	10,839	8,880
Accumulated other comprehensive income (loss)	(7,876)	2,004
Total equity attributable to Holdings	3,354	11,519
Noncontrolling interest	1,479	1,576
Total Equity	4,833	13,095
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$245,600	$292,262
____________
(1) See Note 2 of the Notes to these Consolidated Financial Statements for details of balances with VIEs.
(2) See Note 11 of the Notes to these Consolidated Financial Statements for details of redeemable noncontrolling interest.
(3) Represents the fair value of the ceded reserves to Venerable. See Note 1 of the Notes to these Consolidated Financial Statements for details of the Venerable Transaction and Note 7 of the Notes to these Consolidated Financial Statements.
(4) See Note 12 of the Notes to these Consolidated Financial Statements for details of commitments and contingent liabilities.

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Income (Loss)
Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$796	$867	$2,449	$2,755
Premiums	259	230	744	729
Net derivative gains (losses)	68	(185)	3,118	(3,930)
Net investment income (loss)	842	997	2,357	2,914
Investment gains (losses), net:
Credit and intent to sell losses on available for sale debt securities and loans	(267)	(2)	(266)	4
Other investment gains (losses), net	(65)	165	(624)	763
Total investment gains (losses), net	(332)	163	(890)	767
Investment management and service fees	1,179	1,323	3,731	3,898
Other income	197	220	612	585
Total revenues	3,009	3,615	12,121	7,718

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	625	751	2,599	2,518
Interest credited to policyholders’ account balances	378	305	1,002	905
Compensation and benefits	566	614	1,679	1,762
Commissions and distribution-related payments	368	436	1,184	1,215
Interest expense	51	59	148	184
Amortization of deferred policy acquisition costs	105	64	446	257
Other operating costs and expenses	497	456	1,617	1,511
Total benefits and other deductions	2,590	2,685	8,675	8,352
Income (loss) from continuing operations, before income taxes	419	930	3,446	(634)
Income tax (expense) benefit	(92)	(165)	(707)	222
Net income (loss)	327	765	2,739	(412)
Less: Net income (loss) attributable to the noncontrolling interest	54	93	165	281
Net income (loss) attributable to Holdings	$273	$672	$2,574	$(693)
Less: Preferred stock dividends	14	14	54	53
Net income (loss) available to Holdings’ common shareholders	$259	$658	$2,520	$(746)

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$0.69	$1.60	$6.62	$(1.76)
Diluted	$0.69	$1.59	$6.58	$(1.76)
Weighted average common shares outstanding (in millions):
Basic	374.5	411.3	380.6	423.2
Diluted	376.8	414.6	382.9	423.2

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$327	$765	$2,739	$(412)
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	(2,326)	(123)	(9,894)	(2,056)
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	16	22	61	77
Foreign currency translation adjustment	(30)	(9)	(75)	(13)
Total other comprehensive income (loss), net of income taxes	(2,340)	(110)	(9,908)	(1,992)
Comprehensive income (loss)	(2,013)	655	(7,169)	(2,404)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	42	90	137	276
Comprehensive income (loss) attributable to Holdings	$(2,055)	$565	$(7,306)	$(2,680)

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Equity
For the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)

	Three Months Ended September 30,
	Equity Attributable to Holdings
	Preferred Stock and Additional Paid-In Capital	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
		(in millions)
July 1, 2022	$1,562	$4	$1,918	$(3,065)	$10,718	$(5,548)	$5,589	$1,410	$6,999
Stock compensation	—	—	33	3	—	—	36	9	45
Purchase of treasury stock	—	—	(1)	(200)	—	—	(201)	—	(201)
Reissuance of treasury stock	—	—	—	—	(3)	—	(3)	—	(3)
Retirement of common stock	—	—	—	60	(60)	—	—	—	—
Repurchase of AB Holding units	—	—	—	—	—	—	—	(1)	(1)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(79)	(79)
Issuance of AB Units for CarVal acquisition	—	—	55	—	—	—	55	78	133
Dividends on common stock (cash dividends declared per common share of $0.20)	—	—	—	—	(75)	—	(75)	—	(75)
Issuance of preferred stock	—	—	—	—	—	—	—	—	—
Dividends on preferred stock	—	—	—	—	(14)	—	(14)	—	(14)
Net income (loss)	—	—	—	—	273	—	273	62	335
Other comprehensive income (loss)	—	—	—	—	—	(2,328)	(2,328)	(12)	(2,340)
Other	—	—	22	—	—	—	22	12	34
September 30, 2022	$1,562	$4	$2,027	$(3,202)	$10,839	$(7,876)	$3,354	$1,479	$4,833

July 1, 2021	$1,562	$5	$1,980	$(2,537)	$8,739	$1,983	$11,732	$1,572	$13,304
Stock compensation	—	—	(26)	(1)	—	—	(27)	27	—
Purchase of treasury stock	—	—	3	(462)	—	—	(459)	—	(459)
Retirement of common stock	—	—	—	463	(463)	—	—	—	—
Repurchase of AB Holding units	—	—	—	—	—	—	—	(95)	(95)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(101)	(101)
Stockholder dividends (cash dividends declared per common share of $0.18)	—	—	—	—	(74)	—	(74)	—	(74)
Dividends on preferred stock	—	—	—	—	(14)	—	(14)	—	(14)
Net income (loss)	—	—	—	—	672	—	672	93	765
Other comprehensive income (loss)	—	—	—	—	—	(107)	(107)	(3)	(110)
Other	—	—	(40)	—	(3)	—	(43)	(1)	(44)
September 30, 2021	$1,562	$5	$1,917	$(2,537)	$8,857	$1,876	$11,680	$1,492	$13,172

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Equity
For the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)

	Nine Months Ended September 30,
	Equity Attributable to Holdings
	Preferred Stock and Additional Paid-In Capital	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
	(in millions)
January 1, 2022	$1,562	$4	$1,919	$(2,850)	$8,880	$2,004	$11,519	$1,576	$13,095
Stock compensation	—	—	68	39	—	—	107	36	143
Purchase of treasury stock	—	—	(6)	(693)	—	—	(699)	—	(699)
Reissuance of treasury stock	—	—	—	—	(39)	—	(39)	—	(39)
Retirement of common stock	—	—	—	302	(302)	—	—	—	—
Repurchase of AB Holding units	—	—	—	—	—	—	—	(108)	(108)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(318)	(318)
Issuance of AB Units for CarVal acquisition	—	—	55	—	—	—	55	78	133
Dividends on common stock (cash dividends declared per common share of $0.58)	—	—	—	—	(220)	—	(220)	—	(220)
Dividends on preferred stock	—	—	—	—	(54)	—	(54)	—	(54)
Issuance of preferred stock	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	2,574	—	2,574	229	2,803
Other comprehensive income (loss)	—	—	—	—	—	(9,880)	(9,880)	(28)	(9,908)
Other	—	—	(9)	—	—	—	(9)	14	5
September 30, 2022	$1,562	$4	$2,027	$(3,202)	$10,839	$(7,876)	$3,354	$1,479	$4,833

January 1, 2021	$1,269	$5	$1,985	$(2,245)	$10,699	$3,863	$15,576	$1,601	$17,177
Stock compensation	—	—	5	46	—	—	51	38	89
Purchase of treasury stock	—	—	(8)	(1,160)	—	—	(1,168)	—	(1,168)
Reissuance of treasury stock	—	—	—	—	(47)	—	(47)	—	(47)
Retirement of common stock	—	—	—	822	(822)	—	—	—	—
Repurchase of AB Holding units	—	—	—	—	—	—	—	(122)	(122)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(296)	(296)
Dividends on common stock (cash dividends declared per common share of $0.53)	—	—	—	—	(224)	—	(224)	—	(224)
Dividends on preferred stock	—	—	—	—	(53)	—	(53)	—	(53)
Issuance of preferred stock	293	—	—	—	—	—	293	—	293
Net income (loss)	—	—	—	—	(693)	—	(693)	277	(416)
Other comprehensive income (loss)	—	—	—	—		(1,987)	(1,987)	(5)	(1,992)
Other	—	—	(65)	—	(3)	—	(68)	(1)	(69)
September 30, 2021	$1,562	$5	$1,917	$(2,537)	$8,857	$1,876	$11,680	$1,492	$13,172

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2022 and 2021 (Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(in millions)
Cash flows from operating activities:
Net income (loss)	$2,739	$(412)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	1,002	905
Policy charges and fee income	(2,449)	(2,755)
Net derivative (gains) losses	(3,118)	3,930
Credit and intent to sell losses on available for sale debt securities and loans	266	(4)
Investment (gains) losses, net	624	(761)
(Gains) losses on businesses HFS	—	(2)
Realized and unrealized (gains) losses on trading securities	239	48
Non-cash long-term incentive compensation expense	104	34
Amortization and depreciation	587	336
Equity (income) loss from limited partnerships	(128)	(431)
Changes in:
Net broker-dealer and customer related receivables/payables	(195)	(625)
Reinsurance recoverable (1)	(846)	(758)
Segregated cash and securities, net	169	845
Capitalization of deferred policy acquisition costs	(645)	(620)
Future policy benefits	122	(107)
Current and deferred income taxes	589	(516)
Other, net	195	539
Net cash provided by (used in) operating activities	$(745)	$(354)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$14,413	$25,911
Fixed maturities, at fair value using the fair value option	433	610
Mortgage loans on real estate	901	1,417
Trading account securities	205	5,115
Short term investments	313	84
Other	454	1,447
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(17,022)	(33,276)
Fixed maturities, at fair value using the fair value option	(416)	(1,564)
Mortgage loans on real estate	(2,604)	(1,680)
Trading account securities	(185)	(178)
Short term investments	(676)	(14)
Other	(992)	(2,259)
Purchase of business, net of cash acquired	40	—
Cash from the sale of business, net of cash sold	—	215
Cash settlements related to derivative instruments, net	799	(6,502)
Repayments of loans to affiliates	—	—
Investment in capitalized software, leasehold improvements and EDP equipment	(102)	(93)

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2022 and 2021 (Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(in millions)
Other, net	167	(8)
Net cash provided by (used in) investing activities	$(4,272)	$(10,775)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$11,680	$12,760
Withdrawals	(5,011)	(4,617)
Transfers (to) from Separate Accounts	1,148	1,455
Change in short-term financings	155	1
Change in collateralized pledged assets	37	55
Change in collateralized pledged liabilities	(2,472)	1,494
(Decrease) increase in overdrafts payable	(20)	25
Repayment of long-term debt	—	(280)
Repayment of acquisition-related debt obligation	(43)	—
Proceeds from notes issued by consolidated VIEs	(34)	874
Dividends paid on common stock	(220)	(224)
Dividends paid on preferred stock	(54)	(53)
Issuance of preferred stock	—	293
Purchases of AB Holding Units to fund long-term incentive compensation plan awards	(108)	(122)
Purchase of treasury shares	(699)	(1,169)
Purchases (redemptions) of noncontrolling interests of consolidated company-sponsored investment funds	(49)	23
Distribution to noncontrolling interest of consolidated subsidiaries	(318)	(296)
Other, net	65	(38)
Net cash provided by (used in) financing activities	$4,058	$10,181

Effect of exchange rate changes on cash and cash equivalents	$(90)	$(15)
Change in cash and cash equivalents	(1,049)	(963)
Cash and cash equivalents, beginning of year	5,188	6,179
Change in cash of businesses held-for-sale	—	39
Cash and cash equivalents, end of year	$4,139	$5,255

Non-cash transactions from investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$54	$93
Transfer of assets to reinsurer	$—	$(9,023)
_______________
(1) Amount includes cash paid for Venerable Transaction of $494 million. See the Note 1 of the Notes to these Consolidated Financial Statements.

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
As of September 30, 2022 and December 31, 2021, the Company’s economic interest in AB was approximately 64% and 65%, respectively. The slight decrease was due to the issuance of AB Units relating to AB’s 100% acquisition of CarVal Investments L.P. (“CarVal”). On July 1, 2022, AB issued 3.2 million AB Units (with a fair value of $133 million) and recorded a $419 million liability for the issuance of additional AB Units on November 1, 2022. AB also recorded a contingent consideration payable of $227 million (to be paid predominantly in AB Units) based on CarVal achieving certain performance objectives over a six-year period ending December 31, 2027. The General Partner of AB is a wholly-owned subsidiary of the Company. Because the General Partner has the authority to manage and control the business of AB, AB is consolidated in the Company’s financial statements for all periods presented.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Immediately following the closing of the Venerable Transaction, CS Life and Equitable Financial entered into a coinsurance and modified coinsurance agreement (the “Reinsurance Agreement”), pursuant to which Equitable Financial ceded to CS Life, on a combined coinsurance and modified coinsurance basis, legacy variable annuity policies sold by Equitable Financial between 2006-2008 (the “Block”), comprised of non-New York “Accumulator” policies containing fixed rate Guaranteed Minimum Income Benefit and/or Guaranteed Minimum Death Benefit guarantees. At the closing of the Transaction, CS Life deposited assets supporting the general account liabilities relating to the Block into a trust account for the benefit of Equitable Financial, which assets will secure its obligations to Equitable Financial under the Reinsurance Agreement. At the closing of the Transaction, ABLP, entered into an investment advisory agreement with CS Life pursuant to which ABLP will serve as the preferred investment manager of the general account assets transferred to the trust account. The Company transferred assets of $9.5 billion, including primarily available for sale securities and cash, to a collateral trust account as the consideration for the reinsurance transaction. In addition, the Company recorded $9.6 billion of direct insurance liabilities ceded under the reinsurance contract, of which $5.3 billion is accounted at fair value, as the reinsurance of GMxB with no lapse guarantee riders are embedded derivatives. Additionally, $16.9 billion of Separate Account liabilities were ceded under a modified coinsurance portion of the agreement.
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
All significant intercompany transactions and balances have been eliminated in consolidation. The terms “third quarter 2022” and “third quarter 2021” refer to the three months ended September 30, 2022 and 2021, respectively. The terms “first nine months of 2022” and “first nine months of 2021” refer to the nine months ended September 30, 2022 and 2021, respectively.
Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of September 30, 2022, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

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

The impact on total equity of applying this ASU is estimated to be neutral to the current amount of reported total equity as of September 30, 2022. As of September 30, 2022, a positive impact to AOCI is expected due to increases in the Company’s estimate of its non-performance risk on variable annuity guarantees accounted for as MRBs for the first time under the guidance. The estimated impact to the retained earnings element of total equity as of September 30, 2022, due to accounting for variable annuity guarantees as MRBs that are not currently measured at fair value, is mitigated by the Company’s present use of a near industry low interest rate assumption of 2.25% on GMIB business. Because movements in equity markets, interest rates and credit spreads are unpredictable and at times volatile, it is possible that the estimated effects of adoption could change materially between September 30, 2022 and January 1, 2023.
Securities Sold under Agreements to Repurchase

Securities sold under agreements to repurchase involve the temporary exchange of securities for cash or other collateral of equivalent value, with agreement to redeliver a like quantity of the same or similar securities at a

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

future date prior to maturity at a fixed and determinable price. Securities sold under agreements to repurchase transactions are conducted by the Company under a standardized securities industry master agreement, amended to suit the requirements of each respective counterparty. Transfers of securities under these agreements to repurchase are evaluated by the Company to determine whether they satisfy the criteria for accounting treatment as secured borrowing arrangements. Agreements not meeting the criteria would require recognition of the transferred securities as sales with related forward repurchase commitments. All of the Company’s securities repurchase transactions are accounted for as secured borrowings with the related obligations distinctly captioned in the consolidated balance sheets on a gross basis. As of September 30, 2022 and December 31, 2021, the Company had no Securities sold under agreements to repurchase outstanding. During the year ended December 31, 2021 there was no activity on Securities sold under agreements to repurchase.
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
As of September 30, 2022 and December 31, 2021, respectively, Equitable Financial holds $93 million and $109 million of equity interests in the CLOs. The Company consolidated the CLOs as of September 30, 2022 and December 31, 2021 as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the CLOs loan manager. The assets of the CLOs are legally isolated from the Company’s creditors and can only be used to settle obligations of the CLOs. The liabilities of the CLOs are non-recourse to the Company and the Company has no obligation to satisfy the liabilities of the CLOs. As of September 30, 2022, Equitable Financial holds $67 million of equity interests in a SPE established to purchase loans from the market in anticipation of a new CLO transaction. The Company consolidated the SPE as of September 30, 2022 as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the SPE loan manager.
Resulting from this consolidation in the Company’s consolidated balance sheets are fixed maturities, at fair value using the fair value option with total assets of $1.5 billion and $1.6 billion notes issued by consolidated variable interest entities, at fair value using the fair value option with total liabilities of $1.2 billion and $1.2 billion at September 30, 2022 and December 31, 2021, respectively. The unpaid outstanding principal balance of the notes and short-term borrowing is $1.4 billion and $1.3 billion at September 30, 2022 and December 31, 2021.
Consolidated Limited Partnerships and LLCs

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

As of September 30, 2022 and December 31, 2021 the Company consolidated limited partnerships and LLCs for which it was identified as the primary beneficiary under the VIE model. Included in Other invested assets, Mortgage loans on real estate, Other equity investments, Trading securities, cash and other liabilities in the Company’s consolidated balance sheets at September 30, 2022 and December 31, 2021 are total net assets of $562 million and $219 million, respectively related to these VIEs.
Consolidated AB-Sponsored Investment Funds
Included in the Company’s consolidated balance sheet as of September 30, 2022 and December 31, 2021 are assets of $477 million and $734 million, liabilities of $26 million and $87 million, and redeemable noncontrolling interests of $310 million and $421 million, respectively, associated with the consolidation of AB-sponsored investment funds under the VIE model. Also included in the Company’s consolidated balance sheets as of September 30, 2022 and December 31, 2021 are assets of $28 million and $0 million, liabilities of $2 million and $0 million, and redeemable noncontrolling interests of $2 million and $0 million, respectively, from consolidation of AB-sponsored investment funds under the VOE model. The assets of these consolidated funds are presented within other invested assets and cash and cash equivalents, and liabilities of these consolidated funds are presented with other liabilities in the Company’s consolidated balance sheets; ownership interests not held by the Company relating to consolidated VIEs and VOEs are presented either as redeemable or non-redeemable noncontrolling interests, as appropriate. Redeemable noncontrolling interests are presented in mezzanine equity and non-redeemable noncontrolling interests are presented within permanent equity. The Company is not required to provide financial support to these AB-sponsored investment funds, and only the assets of such funds are available to settle each fund’s own liabilities.
Non-Consolidated VIEs
As of September 30, 2022 and December 31, 2021 respectively, the Company held approximately $2.3 billion and $2.1 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including CLOs, hedge funds, private equity funds and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $278.9 billion and $245.6 billion as of September 30, 2022 and December 31, 2021 respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $2.3 billion and $2.1 billion and approximately $1.3 billion and $1.2 billion of unfunded commitments as of September 30, 2022 and December 31, 2021, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
Non-Consolidated AB-Sponsored Investment Products
As of September 30, 2022 and December 31, 2021, the net assets of investment products sponsored by AB that are non-consolidated VIEs are approximately $39.9 billion and $68.9 billion, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is its investment of $5 million and $9 million as of September 30, 2022 and December 31, 2021. The Company has no further commitments to or economic interest in these VIEs.
Assumption Updates
The Company conducts its annual review of its assumptions during the third quarter of each year. The annual review encompasses assumptions underlying the valuation of unearned revenue liabilities, embedded derivatives for our insurance business, liabilities for future policyholder benefits, DAC and DSI assets.
However, the Company updates its assumptions as needed in the event it becomes aware of economic conditions or events that could require a change in assumptions that it believes may have a significant impact to the carrying value of product liabilities and assets and consequently materially impact its earnings in the period of the change.
The net impact of assumption changes in the three and nine months ended September 30, 2022 decreased policy charges and fee income by $23 million, decreased policyholders’ benefits by $243 million, increased interest credited

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

to policyholder account balances by $1 million, increased net derivative losses by $80 million and decreased amortization of DAC by $43 million. This resulted in an increase in income (loss) from operations, before income taxes of $182 million and increased net income (loss) by $144 million.
The net impact of assumption changes in the three and nine months ended September 30, 2021 decreased policy charges and fee income by $28 million, decreased policyholders’ benefits by $62 million, increased net derivative gains by $200 million and decreased amortization of DAC by $58 million. This resulted in a decrease in income (loss) from operations, before income taxes of $108 million and decreased net income (loss) by $85 million. As part of this annual assumption update the reference interest rate utilized in our GAAP fair value calculations was updated from the LIBOR swap curve to the US Treasury curve due to the impending cessation of LIBOR and our GAAP fair value liability risk margins were increased, resulting in little impact to overall valuation as our view regarding market participant pricing of our guarantees has not changed at this time.
Model Changes
There were no material model changes in the first nine months of 2021 and 2022.

3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of September 30, 2022 and December 31, 2021 was $604 million and $506 million, respectively. There was no accrued interest written off for AFS fixed maturities for the three and nine months ended September 30, 2022 and 2021.
The following tables provide information relating to the Company’s fixed maturities classified as AFS.
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
September 30, 2022
Fixed Maturities:
Corporate (1)	$52,643	$22	$69	$8,144	$44,546
U.S. Treasury, government and agency	7,241	—	4	1,215	6,030
States and political subdivisions	668	—	8	92	584
Foreign governments	1,114	—	2	190	926
Residential mortgage-backed (2)	500	—	1	25	476
Asset-backed (3)	9,289	—	1	545	8,745
Commercial mortgage-backed	3,824	—	—	574	3,250
Redeemable preferred stock	41	—	2	—	43
Total at September 30, 2022	$75,320	$22	$87	$10,785	$64,600
December 31, 2021:
Fixed Maturities:
Corporate (1)	$50,172	$22	$2,601	$240	$52,511
U.S. Treasury, government and agency	13,056	—	2,344	15	15,385
States and political subdivisions	586	—	78	2	662
Foreign governments	1,124	—	42	14	1,152
Residential mortgage-backed (2)	90	—	8	—	98
Asset-backed (3)	5,933	—	21	20	5,934
Commercial mortgage-backed	2,427	—	19	25	2,421

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Redeemable preferred stock	41	—	12	—	53
Total at December 31, 2021	$73,429	$22	$5,125	$316	$78,216
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
The contractual maturities of AFS fixed maturities as of September 30, 2022 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
September 30, 2022
Contractual maturities:
Due in one year or less	$1,419	$1,397
Due in years two through five	14,893	14,033
Due in years six through ten	18,743	16,531
Due after ten years	26,589	20,125
Subtotal	61,644	52,086
Residential mortgage-backed	500	476
Asset-backed	9,289	8,745
Commercial mortgage-backed	3,824	3,250
Redeemable preferred stock	41	43
Total at September 30, 2022	$75,298	$64,600

The following table shows proceeds from sales, gross gains (losses) from sales and allowance for credit losses for AFS fixed maturities for the three and nine months ended September 30, 2022 and 2021:
Proceeds from Sales, Gross Gains (Losses) from Sales and Allowance for Credit and Intent to Sell Losses for AFS Fixed Maturities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Proceeds from sales	$905	$3,701	$11,640	$20,776
Gross gains on sales	$—	$171	$44	$1,019
Gross losses on sales	$(62)	$(8)	$(653)	$(162)

Net change in Allowance for Credit and Intent to Sell losses	$(243)	$(2)	$(246)	$(14)

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

AFS Fixed Maturities - Credit and Intent to Sell Loss Impairments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Balance, beginning of period	$32	$42	$44	$32
Previously recognized impairments on securities that matured, paid, prepaid or sold	(2)	(1)	(17)	(4)
Recognized impairments on securities impaired to fair value this period (1) (2)	246	—	246	—
Credit losses recognized this period on securities for which credit losses were not previously recognized	(1)	—	—	8
Additional credit losses this period on securities previously impaired	5	1	7	6
Increases due to passage of time on previously recorded credit losses	—	—	—	—
Accretion of previously recognized impairments due to increases in expected cash flows (for OTTI securities 2019 and prior)	—	—	—	—
Balance at September 30,	$280	$42	$280	$42
______________
(1)Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.
(2)Amounts reflected as of three and nine months ended September 30, 2022 represent AFS fixed maturities in an unrealized loss position, which the Company intends to sell in anticipation of the EQUI-VEST Transaction. For additional details on the EQUI-VEST Transaction, see Note 16 of the Notes to the Consolidated Financial Statements.

The tables that follow below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, July 1, 2022	$(6,965)	$1,180	$(333)	$1,285	$(4,833)
Net investment gains (losses) arising during the period	(4,045)	—	—	—	(4,045)
Reclassification adjustment:
Included in net income (loss)	311	—	—	—	311
Excluded from net income (loss)	—	—	—	—	—
Other	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	593	3	659	1,255
Net unrealized investment gains (losses) excluding credit losses	(10,699)	1,773	(330)	1,944	(7,312)
Net unrealized investment gains (losses) with credit losses	1	—	—	—	1
Balance, September 30, 2022	$(10,698)	$1,773	$(330)	$1,944	$(7,311)

Balance, July 1, 2021	$5,361	$(1,165)	$(414)	$(794)	$2,988
Net investment gains (losses) arising during the period	(395)	—	—	—	(395)
Reclassification adjustment:
Included in net income (loss)	(165)	—	—	—	(165)
Other (1)	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	377	33	31	441
Net unrealized investment gains (losses) excluding credit losses	4,801	(788)	(381)	(763)	2,869
Net unrealized investment gains (losses) with credit losses	(1)	—	—	—	(1)
Balance, Balance, September 30, 2021	$4,800	$(788)	$(381)	$(763)	$2,868

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2022	$4,809	$(782)	$(418)	$(757)	$2,852
Net investment gains (losses) arising during the period	(16,359)	—	—	—	(16,359)
Reclassification adjustment:
Included in net income (loss)	859	—	—	—	859
Other	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	2,554	88	2,699	5,341
Net unrealized investment gains (losses) excluding credit losses	(10,691)	1,772	(330)	1,942	(7,307)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Net unrealized investment gains (losses) with credit losses	(7)	1	—	2	(4)
Balance, September 30, 2022	$(10,698)	$1,773	$(330)	$1,944	$(7,311)

Balance, January 1, 2021	$8,811	$(1,548)	$(1,065)	$(1,302)	$4,896
Net investment gains (losses) arising during the period	(3,231)	—	—	—	(3,231)
Reclassification adjustment:
Included in net income (loss)	(747)	—	—	—	(747)
Other (1)	(33)	—	—	—	(33)
Impact of net unrealized investment gains (losses)	—	761	685	539	1,985
Net unrealized investment gains (losses) excluding credit losses	4,800	(787)	(380)	(763)	2,870
Net unrealized investment gains (losses) with credit losses	—	(1)	(1)	—	(2)
Balance, September 30, 2021	$4,800	$(788)	$(381)	$(763)	$2,868
_____________
(1) Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments.

The following tables disclose the fair values and gross unrealized losses of the 5,220 issues as of September 30, 2022 and the 2,060 issues as of December 31, 2021 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated.
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
September 30, 2022
Fixed Maturities:
Corporate	$33,987	$6,565	$6,312	$1,577	$40,299	$8,142
U.S. Treasury, government and agency	5,536	1,196	201	19	5,737	1,215
States and political subdivisions	339	84	14	8	353	92
Foreign governments	605	138	167	52	772	190
Residential mortgage-backed	438	25	1	—	439	25
Asset-backed	8,072	503	440	42	8,512	545
Commercial mortgage-backed	2,435	382	813	192	3,248	574
Total at September 30, 2022	$51,412	$8,893	$7,948	$1,890	$59,360	$10,783

December 31, 2021:
Fixed Maturities:
Corporate	$10,571	$163	$1,633	$75	$12,204	$238
U.S. Treasury, government and agency	993	11	105	4	1,098	15
States and political subdivisions	120	2	11	—	131	2
Foreign governments	349	6	92	8	441	14
Residential mortgage-backed	—	—	—	—	—	—
Asset-backed	3,865	20	38	—	3,903	20
Commercial mortgage-backed	1,527	21	96	4	1,623	25
Total at December 31, 2021	$17,425	$223	$1,975	$91	$19,400	$314

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.6% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of September 30, 2022 and December 31, 2021 were $275 million and $322 million, respectively, representing 5.7% and 2.5% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of September 30, 2022 and December 31, 2021, respectively, approximately $2.9 billion and $2.9 billion, or 3.9% and 3.9%, of the $75.3 billion and $73.4 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $242 million and $18 million as of September 30, 2022 and December 31, 2021, respectively.
As of September 30, 2022 and December 31, 2021, respectively, the $1,890 million and $91 million of gross unrealized losses of twelve months or more were primarily concentrated in corporate securities. In accordance with the policy described in Note 2 of the Notes to these Consolidated Financial Statements, the Company concluded that an adjustment to allowance for credit losses for these securities was not warranted at either September 30, 2022 or December 31, 2021. As of September 30, 2022 and December 31, 2021, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of September 30, 2022, the Company determined that the unrealized loss was primarily due to increases in interest rates, credit spreads and changes in credit ratings.
Mortgage Loans on Real Estate
Accrued interest receivable on commercial and agricultural mortgage loans as of September 30, 2022 and December 31, 2021 was $63 million and $57 million, respectively. There was no accrued interest written off for commercial and agricultural mortgage loans for the nine months ended September 30, 2022 and 2021.
As of September 30, 2022, the Company had no loans for which foreclosure was probable included within the individually assessed mortgage loans, and accordingly had no associated allowance for credit losses.
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial mortgage loans and agricultural mortgage loans during the nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Allowance for credit losses on mortgage loans:
Commercial mortgages:
Balance, beginning of period	$58	$59	$57	$77
Current-period provision for expected credit losses	19	1	20	(17)
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	19	1	20	(17)
Balance, end of period	$77	$60	$77	$60

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Agricultural mortgages:
Balance, beginning of period	$6	$4	$5	$4
Current-period provision for expected credit losses	—	—	1	—
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	—	—	1	—
Balance, end of period	$6	$4	$6	$4

Total allowance for credit losses	$83	$64	$83	$64

The change in the allowance for credit losses is attributable to:
•increases/decreases in the loan balance due to new originations, maturing mortgages, and loan amortization; and
•changes in credit quality.
Credit Quality Information
The following tables summarize the Company’s mortgage loans segregated by risk rating exposure as of September 30, 2022 and December 31, 2021.

Loan to Value (“LTV”) Ratios (1)

	September 30, 2022
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Mortgage loans:
Commercial:
0% - 50%	$488	$130	$—	$—	$119	$1,469	$—	$—	$2,206
50% - 70%	1,780	1,857	1,255	275	733	2,597	273	—	8,770
70% - 90%	136	124	115	368	315	898	—	33	1,989
90% plus	—	—	—	—	35	174	—	—	209
Total commercial	$2,404	$2,111	$1,370	$643	$1,202	$5,138	$273	$33	$13,174

Agricultural:
0% - 50%	$121	$190	$214	$123	$135	$754	$—	$—	$1,537
50% - 70%	182	179	238	86	82	277	—	—	1,044
70% - 90%	1	—	—	—	—	15	—	—	16
90% plus	—	—	—	—	—	—	—	—	—
Total agricultural	$304	$369	$452	$209	$217	$1,046	$—	$—	$2,597
Total mortgage loans:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	September 30, 2022
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
0% - 50%	$609	$320	$214	$123	$254	$2,223	$—	$—	$3,743
50% - 70%	1,962	2,036	1,493	361	815	2,874	273	—	9,814
70% - 90%	137	124	115	368	315	913	—	33	2,005
90% plus	—	—	—	—	35	174	—	—	209
Total mortgage loans	$2,708	$2,480	$1,822	$852	$1,419	$6,184	$273	$33	$15,771

Debt Service Coverage Ratios (“DSC”) (2)

	September 30, 2022
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Mortgage loans:
Commercial:
Greater than 2.0x	$605	$1,143	$1,078	$103	$571	$1,863	$—	$—	$5,363
1.8x to 2.0x	135	187	165	216	186	421	161	—	1,471
1.5x to 1.8x	413	274	32	177	250	1,173	75	—	2,394
1.2x to 1.5x	614	259	60	92	47	1,376	—	—	2,448
1.0x to 1.2x	222	248	35	55	148	234	37	33	1,012
Less than 1.0x	415	—	—	—	—	71	—	—	486
Total commercial	$2,404	$2,111	$1,370	$643	$1,202	$5,138	$273	$33	$13,174

Agricultural:
Greater than 2.0x	$48	$40	$62	$22	$12	$195	$—	$—	$379
1.8x to 2.0x	17	58	35	24	14	63	—	—	211
1.5x to 1.8x	48	42	112	28	19	202	—	—	451
1.2x to 1.5x	89	154	174	99	100	313	—	—	929
1.0x to 1.2x	86	74	65	30	66	260	—	—	581
Less than 1.0x	16	1	4	6	6	13	—	—	46
Total agricultural	$304	$369	$452	$209	$217	$1,046	$—	$—	$2,597
Total mortgage loans:
Greater than 2.0x	$653	$1,183	$1,140	$125	$583	$2,058	$—	$—	$5,742
1.8x to 2.0x	152	245	200	240	200	484	161	—	1,682
1.5x to 1.8x	461	316	144	205	269	1,375	75	—	2,845
1.2x to 1.5x	703	413	234	191	147	1,689	—	—	3,377
1.0x to 1.2x	308	322	100	85	214	494	37	33	1,593

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Less than 1.0x	431	1	4	6	6	84	—	—	532
Total mortgage loans	$2,708	$2,480	$1,822	$852	$1,419	$6,184	$273	$33	$15,771
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

DSC Ratios (2)

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
Past-Due and Nonaccrual Mortgage Loan Status
The following table provides information relating to the aging analysis of past-due mortgage loans as of September 30, 2022 and December 31, 2021, respectively.
Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
September 30, 2022:
Mortgage loans:
Commercial	$—	$—	$—	$—	$13,174	$13,174	$—	$13,174	$—	$—
Agricultural	12	7	19	38	2,543	2,581	16	2,597	—	—
Total	$12	$7	$19	$38	$15,717	$15,755	$16	$15,771	$—	$—

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

December 31, 2021:
Mortgage loans:
Commercial	$—	$—	$—	$—	$11,451	$11,451	$—	$11,451	$—	$—
Agricultural	1	1	25	27	2,601	2,628	16	2,644	—	—
Total	$1	$1	$25	$27	$14,052	$14,079	$16	$14,095	$—	$—
_______________
(1)Amounts presented at amortized cost basis.
As of September 30, 2022 and December 31, 2021, the carrying values of problem mortgage loans that had been classified as non-accrual loans were $13 million and $14 million, respectively.
Troubled Debt Restructuring
During the three and nine months ended September 30, 2022 and 2021, the Company identified an immaterial amount of TDRs.
Equity Securities
The table below presents a breakdown of unrealized and realized gains and (losses) on equity securities during the three and nine months ended September 30, 2022 and 2021.
Unrealized and Realized Gains (Losses) from Equity Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(33)	$(48)	$(143)	$(8)
Net investment gains (losses) recognized on securities sold during the period	—	43	(11)	47
Unrealized and realized gains (losses) on equity securities	$(33)	$(5)	$(154)	$39
Trading Securities
As of September 30, 2022 and December 31, 2021, respectively, the fair value of the Company’s trading securities was $631 million and $631 million. As of September 30, 2022 and December 31, 2021, respectively, trading securities included the General Account’s investment in Separate Accounts had carrying values of $34 million and $45 million.
The table below shows a breakdown of net investment income (loss) from trading securities during the three and nine months ended September 30, 2022 and 2021.
Net Investment Income (Loss) from Trading Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(44)	$(57)	$(246)	$(303)
Net investment gains (losses) recognized on securities sold during the period	—	42	6	255
Unrealized and realized gains (losses) on trading securities	(44)	(15)	(240)	(48)
Interest and dividend income from trading securities	2	4	20	85
Net investment income (loss) from trading securities	$(42)	$(11)	$(220)	$37
Fixed maturities, at fair value using the fair value option
The table below shows a breakdown of net investment income (loss) from fixed maturities, at fair value using the fair value option during the three and nine months ended September 30, 2022 and 2021.

Net Investment Income (Loss) from Fixed Maturities, at Fair Value using the Fair Value Option

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(7)	$9	$(20)	$7
Net investment gains (losses) recognized on securities sold during the period	(1)	1	5	3
Unrealized and realized gains (losses) from fixed maturities	(8)	10	(15)	10
Interest and dividend income from fixed maturities	1	12	—	22
Net investment income (loss) from fixed maturities	$(7)	$22	$(15)	$32

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
For GMxB features, the Company retains certain risks including basis, credit spread and some volatility risk and risk associated with actual experience versus expected actuarial assumptions for mortality, lapse and surrender, withdrawal and policyholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMxB features that result from financial markets movements. A portion of exposure to realized equity volatility is hedged using equity options and variance swaps and a portion of exposure to credit risk is hedged using total return swaps on fixed income indices. Additionally, the Company is party to total return swaps for which the reference U.S. Treasury securities are contemporaneously purchased from the market and sold to the swap counterparty. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, the Company derecognizes these securities with consequent gain or loss from the sale. The Company has also purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company. The reinsurance of the GMIB features is accounted for as a derivative. In addition, on June 1, 2021, we

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

ceded legacy variable annuity policies sold by Equitable Financial between 2006-2008 (the “Block”), comprised of non-New York “Accumulator” policies containing fixed rate GMIB and/or GMDB guarantees to CS Life. As this contract provides full risk transfer and thus has the same risk attributes as the underlying direct contracts, the benefits of this treaty are accounted for in the same manner as the underlying gross reserves and therefore the Amounts Due from Reinsurers related to the GMIB with NLG are accounted for as an embedded derivative.
The Company has in place an economic hedge program using U.S. Treasury futures to partially protect the overall profitability of future variable annuity sales against declining interest rates.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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
The following table presents the gross notional amount and estimated fair value of the Company’s derivatives:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Derivative Instruments by Category

	September 30, 2022			December 31, 2021
		Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives: designated for hedge accounting (1)
Cash flow hedges:
Currency swaps	$1,267	$178	$118	$921	$7	$42
Interest swaps	955	1	252	955	—	395
Total: designated for hedge accounting	2,222	179	370	1,876	7	437
Derivatives: not designated for hedge accounting (1)
Equity contracts:
Futures	4,022	8	—	2,640	—	1
Swaps	9,814	28	13	13,378	6	4
Options	36,788	6,209	3,899	48,489	12,024	5,065
Interest rate contracts:
Futures	5,612	—	—	12,575	—	—
Swaps	1,134	—	134	1,889	—	46
Swaptions	—	—	—	—	—	—
Credit contracts:
Credit default swaps	315	20	8	774	9	10
Currency contracts
Currency swaps	326	24	—	541	1	—
Currency forwards	60	20	20	79	8	7
Other freestanding contracts:
Margin	—	116	—	—	125	—
Collateral	—	140	3,323	—	178	6,160
Total: not designated for hedge accounting	58,071	6,565	7,397	80,365	12,351	11,293

Embedded derivatives:
Amounts due from reinsurers (5)	—	4,312	—	—	5,813	—
GMIB reinsurance contracts (2)	—	1,289	—	—	1,848	—
GMxB derivative features liability (3)	—	—	5,825	—	—	8,525
SCS, SIO, MSO and IUL indexed features (4)	—	—	2,086	—	—	6,773
Total embedded derivatives	—	5,601	7,911	—	7,661	15,298

Total derivative instruments	$60,293	$12,345	$15,678	$82,241	$20,019	$27,028
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

Derivative Instruments by Category

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
	(in millions)
	Net Derivatives Gain(Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gain(Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
Derivatives: designated for hedge accounting
Cash flow hedges:
Currency swaps	$7	$5	$(36)	$111	$21	$7	$(46)	$116
Interest swaps	(38)	—	—	94	(79)	—	—	242
Total: designated for hedge accounting	(31)	5	(36)	205	(58)	7	(46)	358
Derivatives: not Designated for hedge accounting
Equity contracts
Futures	31	—	—	—	486	—	—	—
Swaps	596	—	—	—	3,374	—	—	—
Options	(649)	—	—	—	(4,379)	—	—	—
Interest rate contracts
Futures	(428)	—	—	—	(1,486)	—	—	—
Swaps	(125)	—	—	—	(428)	—	—	—
Swaptions	—	—	—	—	—	—	—	—
Credit contracts
Credit default swaps	(1)	—	—	—	13	—	—	—
Currency contracts
Currency swaps	23	—	—	—	41	—	—	—
Currency forwards	2	—	—	—	5	—	—	—
Other freestanding contracts
Margin	—	—	—	—	—	—	—	—
Collateral	—	—	—	—	—	—	—	—
Total: not designated for hedge accounting	(551)	—	—	—	(2,374)	—	—	—

Embedded derivatives
Amounts due from reinsurers	(364)	—	—	—	(1,506)	—	—	—
GMIB reinsurance contracts	(196)	—	—	—	(535)	—	—	—
GMxB derivative features liability (2)	429	—	—	—	2,943	—	—	—
SCS, SIO,MSO and IUL indexed features	781	—	—	—	4,648	—	—	—
Total embedded derivatives	$650	$—	$—	$—	$5,550	$—	$—	$—

Total derivative instruments	$68	$5	$(36)	$205	$3,118	$7	$(46)	$358

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
	(in millions)
	Net Derivatives Gain(Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gain(Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
Derivatives: designated for hedge accounting
Cash flow hedges:
Currency/interest rate
Currency swaps	$—	$—	$(15)	$8	$—	$—	$(32)	$8
Interest swaps	$(26)	$—		$(9)	$(54)	$—	$—	$(42)
Total: designated for hedge accounting	(26)	—	(15)	(1)	(54)	—	(32)	(34)
Derivatives: not designated for hedge accounting
Equity contracts
Futures	(2)	—	—	—	(451)	—	—	—
Swaps	(3)	—	—	—	(2,613)	—	—	—
Options	(169)	—	—	—	2,177	—	—	—
Interest rate contracts
Futures	(93)	—	—	—	(891)	—	—	—
Swaps	67	—	—	—	(2,375)	—	—	—
Swaptions	—	—	—	—	—	—	—	—
Credit contracts
Credit default swaps	—	—	—	—	—	—	—	—
Currency contracts
Currency swaps	3	—	—	—	3	—	—	—
Currency forwards	1	—	—	—	2	—	—	—
Other freestanding contracts
Margin	—	—	—	—	—	—	—	—
Collateral	—	—	—	—	—	—	—	—
Total: not designated for hedge accounting	(196)	—	—	—	(4,148)	—	—	—

Embedded derivatives
Amounts due from reinsurers	344	—	—	—	586	—	—	—
GMIB reinsurance contracts	(84)	—	—	—	(542)	—	—	—
GMxB derivative features liability (2)	(395)	—	—	—	2,340	—	—	—
SCS, SIO,MSO and IUL indexed features	172	—	—	—	(2,157)	—	—	—
Total embedded derivatives	$37	$—	$—	$—	$227	$—	$—	$—

Total derivative instruments	$(185)	$—	$(15)	$(1)	$(3,975)	$—	$(32)	$(34)
______________
(1)Reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2)Excludes settlement fees of $45 million on CS Life reinsurance contract for the nine months ended September 30, 2021.

The following table presents a roll-forward of cash flow hedges recognized in AOCI.
Roll-forward of Cash flow hedges in AOCI

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Balance, beginning of period	$(55)	$(158)	$(208)	$(126)
Amount recorded in AOCI
Currency swaps	77	7	77	7
Interest swaps	51	(40)	149	(118)
Total amount recorded in AOCI	128	(33)	226	(111)
Amount reclassified from AOCI to income
Currency swaps	34	—	39	—
Interest swaps	43	31	93	77
Total amount reclassified from AOCI to income	77	31	132	77
Balance, end of period (1)	$150	$(160)	$150	$(160)
_______________
(1) The Company does not estimate the amount of the deferred losses in AOCI at three and nine months ended September 30, 2022 and 2021 which will be released and reclassified into Net income (loss) over the next 12 months as the amounts cannot be reasonably estimated.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts as of September 30, 2022 and December 31, 2021 are exchange-traded and net settled daily in cash. As of September 30, 2022 and December 31, 2021, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $187 million and $109 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $63 million and $200 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and EAFE indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $14 million and $16 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of September 30, 2022 and December 31, 2021, respectively, the Company held $3.3 billion and $6.2 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $140 million and $178 million as of September 30, 2022 and December 31, 2021, respectively, in the normal operation of its collateral arrangements. The Company is exposed to losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

As of September 30, 2022 and December 31, 2021, there were no net liability derivative positions with counterparties with credit risk-related contingent features whose credit rating has fallen. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

The following tables presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments as of September 30, 2022 and December 31, 2021:

Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of September 30, 2022

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (3)	Net Amount
	(in millions)
Assets:
Derivative assets (1)	$6,745	$6,012	$733	$(596)	$137
Other financial assets	2,116	—	2,116	—	2,116
Other invested assets	$8,861	$6,012	$2,849	$(596)	$2,253

Liabilities:
Derivative liabilities (2)	$7,172	$6,012	$1,160	$—	$1,160
Other financial liabilities	4,838	—	4,838	—	4,838
Other liabilities	$12,010	$6,012	$5,998	$—	$5,998
______________
(1)Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.
(2)Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.
(3)Financial instruments/Collateral sent (held).

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
Summarized financial information for the Company’s Closed Block is as follows:

	September 30, 2022	December 31, 2021
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$5,750	$5,928
Policyholder dividend obligation	—	—
Other liabilities	74	39
Total Closed Block liabilities	5,824	5,967

Assets Designated to the Closed Block:
Fixed maturities AFS, at fair value (amortized cost of $3,190 and $3,185) (allowance for credit losses of $0 and $0)	2,932	3,390
Mortgage loans on real estate (net of allowance for credit losses of $4 and $4)	1,687	1,771
Policy loans	575	602
Cash and other invested assets	—	63
Other assets	154	90
Total assets designated to the Closed Block	5,348	5,916

Excess of Closed Block liabilities over assets designated to the Closed Block	476	51
Amounts included in AOCI:
Net unrealized investment gains (losses), net of policyholders’ dividend obligation: $0 and $0; and net of income tax: $54 and $(43)	(193)	172
Maximum future earnings to be recognized from Closed Block assets and liabilities	$283	$223

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The Company’s Closed Block revenues and expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Revenues:
Premiums and other income	$29	$33	$93	$109
Net investment income (loss)	52	59	164	179
Investment gains (losses), net	(1)	—	(2)	2
Total revenues	80	92	255	290

Benefits and Other Deductions:
Policyholders’ benefits and dividends	92	108	248	304
Other operating costs and expenses	—	2	—	3
Total benefits and other deductions	92	110	248	307
Net income (loss), before income taxes	(12)	(18)	7	(17)
Income tax (expense) benefit	(5)	(2)	(1)	(3)
Net income (loss)	$(17)	$(20)	$6	$(20)

A reconciliation of the Company’s policyholder dividend obligation follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Beginning balance	$—	$72	$—	$160
Unrealized investment gains (losses)	—	(47)	—	(135)
Ending balance	$—	$25	$—	$25

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

Change in Liability for Variable Annuity Contracts with GMDB and GMIB Features and No NLG Feature
Three and Nine Months Ended September 30, 2022 and 2021

	GMDB			GMIB
	Direct	Assumed (1) (2)	Ceded	Direct	Assumed (1) (2)	Ceded
	(in millions)
Balance, July 1, 2022	$5,096	$—	$(2,276)	$6,165	$—	$(3,707)
Paid guarantee benefits	(152)	—	63	(171)	—	46
Other changes in reserve	379	—	(147)	(312)	—	341
Balance, September 30, 2022	$5,323	$—	$(2,360)	$5,682	$—	$(3,320)

Balance, July 1, 2021	$5,091	$—	$(2,262)	$5,905	$—	$(4,168)
Paid guarantee benefits	(103)	—	41	(87)	—	16
Other changes in reserve	(6)	—	2	131	—	89
Impact of the Venerable Transaction	—	—	—	—	—	—
Balance, September 30, 2021	$4,982	$—	$(2,219)	$5,949	$—	$(4,063)

	GMDB			GMIB
	Direct	Assumed (1) (2)	Ceded	Direct	Assumed (1) (2)	Ceded
	(in millions)
Balance, January 1, 2022	$4,951	$—	$(2,216)	$5,892	$—	$(3,968)
Paid guarantee benefits	(433)	—	180	(437)	—	53
Other changes in reserve	805	—	(324)	227	—	595
Balance, September 30, 2022	$5,323	$—	$(2,360)	$5,682	$—	$(3,320)

Balance, January 1, 2021	$5,097	$72	$(88)	$6,026	$196	$(2,488)
Paid guarantee benefits	(350)	(12)	64	(271)	(49)	41
Other changes in reserve	235	14	(19)	194	(7)	525
Impact of the Venerable Transaction	—	(74)	(2,176)	—	(140)	(2,141)
Balance, September 30, 2021	$4,982	$—	$(2,219)	$5,949	$—	$(4,063)
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
Account Values and Net Amount at Risk
Account Values and NAR for direct variable annuity contracts in force with GMDB and GMIB features as of September 30, 2022 are presented in the following tables by guarantee type. For contracts with the GMDB feature, the NAR in the event of death is the amount by which the GMDB feature exceeds the related Account Values. For

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

contracts with the GMIB feature, the NAR in the event of annuitization is the amount by which the present value of the GMIB benefits exceed the related Account Values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB features may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive.
Direct Variable Annuity Contracts with GMDB and GMIB Features as of September 30, 2022

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rate)
Variable annuity contracts with GMDB features
Account Values invested in:
General Account	$16,657	$94	$48	$148	$16,947
Separate Accounts	44,879	7,213	2,384	24,547	79,023
Total Account Values	$61,536	$7,307	$2,432	$24,695	$95,970

NAR, gross	$1,176	$1,802	$1,975	$24,164	$29,117
NAR, net of amounts reinsured	$1,164	$1,630	$1,439	$13,074	$17,307

Average attained age of policyholders (in years)	51.6	69.6	76.0	71.6	55.4
Percentage of policyholders over age 70	12.1%	52.1%	74.2%	60.0%	21.1%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

Variable annuity contracts with GMIB features
Account Values invested in:
General Account	$—	$—	$14	$193	$207
Separate Accounts	—	—	20,235	25,771	46,006
Total Account Values	$—	$—	$20,249	$25,964	$46,213

NAR, gross	$—	$—	$546	$8,237	$8,783
NAR, net of amounts reinsured	$—	$—	$176	$3,377	$3,553

Average attained age of policyholders (in years)	N/A	N/A	65.6	71.3	69.1
Weighted average years remaining until annuitization	N/A	N/A	5.6	0.5	2.4
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Investment in Variable Insurance Trust Mutual Funds

	September 30, 2022		December 31, 2021
Mutual Fund Type	GMDB	GMIB	GMDB	GMIB
	(in millions)
Equity	$37,285	$13,460	$52,771	$20,015
Fixed income	4,474	2,028	5,391	2,507
Balanced	36,134	30,264	48,390	40,491
Other	1,130	254	1,025	263
Total	$79,023	$46,006	$107,577	$63,276
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

	Direct Liability (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Beginning balance	$1,134	$1,070	$1,096	$1,022
Paid guarantee benefits	(46)	(24)	(62)	(52)
Other changes in reserves	74	38	128	114
Ending balance	$1,162	$1,084	$1,162	$1,084
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. As of September 30, 2022 and December 31, 2021, no assets or liabilities were required to be measured at fair value on a non-recurring basis.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Fair Value Measurements as of September 30, 2022

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments
Fixed maturities, AFS:
Corporate (1)	$—	$42,635	$1,911	$44,546
U.S. Treasury, government and agency	—	6,030	—	6,030
States and political subdivisions	—	555	29	584
Foreign governments	—	926	—	926
Residential mortgage-backed (2)	—	476	—	476
Asset-backed (3)	—	8,735	10	8,745
Commercial mortgage-backed	—	3,218	32	3,250
Redeemable preferred stock	—	43	—	43
Total fixed maturities, AFS	—	62,618	1,982	64,600
Fixed maturities, at fair value using the fair value option	—	1,174	374	1,548
Other equity investments (7)	270	487	12	769
Trading securities	276	303	52	631
Other invested assets:
Short-term investments	—	374	—	374
Assets of consolidated VIEs/VOEs	86	390	5	481
Swaps	—	(286)	—	(286)
Credit default swaps	—	12	—	12
Futures	8	—	—	8
Options	—	2,310	—	2,310
Total other invested assets	94	2,800	5	2,899
Cash equivalents	2,199	561	—	2,760
Segregated securities	—	1,335	—	1,335
Amounts due from reinsurer (6)	—	—	4,312	4,312
GMIB reinsurance contracts asset	—	—	1,289	1,289
Separate Accounts assets (4)	106,565	2,374	1	108,940
Total Assets	$109,404	$71,652	$8,027	$189,083

Liabilities
Notes issued by consolidated VIE’s, at fair value using the fair value option (5)	$—	$1,398	$—	$1,398
GMxB derivative features’ liability	—	—	5,825	5,825
SCS, SIO, MSO and IUL indexed features’ liability	—	2,086	—	2,086
Liabilities of consolidated VIEs and VOEs	17	5	—	22
Contingent payment arrangements	—	—	273	273
Total Liabilities	$17	$3,489	$6,098	$9,604
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(4)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate. As of September 30, 2022, the fair value of such investments was $452 million.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

(5)Includes CLO short-term debt of $248 million, which is inclusive as fair valued within Notes issued by consolidated VIE’s, at fair value using the fair value option. Accrued interest payable of $15 million is reported in Notes issued by consolidated VIE’s, at fair value using the fair value option in the consolidated balance sheets, which is not required to be measured at fair value on a recurring basis.
(6)This represents GMIB NLG ceded reserves related to the Venerable Transaction. See Note 1 of the Notes to these Consolidated Financial Statements for details of the Venerable Transaction.
(7)Includes short position equity securities of $23 million that are reported in other liabilities.
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
After giving consideration to collateral arrangements, the impact to the fair value of its GMIB reinsurance contract asset was a decrease of $112 million and $107 million as of September 30, 2022 and December 31, 2021, respectively, to recognize incremental counterparty non-performance risk.
After giving consideration to collateral arrangements, the impact to the fair value of its Amounts due from Reinsurers was a decrease of $199 million and $210 million at September 30, 2022 and December 31, 2021 to recognize incremental counterparty non-performance risk.
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
Transfers of Financial Instruments Between Levels 2 and 3
During the nine months ended September 30, 2022, fixed maturities with fair values of $150 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $191 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 7.1% of total equity as of September 30, 2022.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The tables below present reconciliations for all Level 3 assets and liabilities and changes in unrealized gains (losses) for the three and nine months ended September 30, 2022 and 2021, respectively.

	Corporate	State and Political Subdivisions	Asset-backed	CMBS	Trading Securities, at Fair Value	Fixed maturities, at FVO

Balance, July 1, 2022	$1,767	$30	$18	$25	$52	$423
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1	—	—	—	—	(20)
Investment gains (losses), net	(3)	—	—	—	—	—
Subtotal	(2)	—	—	—	—	(20)
Other comprehensive income (loss)	(71)	(1)	1	—	—	—
Purchases	218	—	(3)	7	—	6
Sales	(34)	—	—	—	—	17
Activity related to consolidated VIEs/VOEs	—	—	—	—	—	—
Transfers into Level 3 (1)	25	—	—	—	—	(84)
Transfers out of Level 3 (1)	8	—	(6)	—	—	32
Balance, September 30, 2022	$1,911	$29	$10	$32	$52	$374
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—	$(20)
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$(70)	$(1)	$—	$—	$—	$—

Balance, July 1, 2021	$1,261	$37	$128	$10	$39	$148
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1	—	—	—	—	(7)
Investment gains (losses), net	(2)	—	—	—	—	—
Subtotal	(1)	—	—	—	—	(7)
Other comprehensive income (loss)	4	(1)	—	—	—	—
Purchases	262	—	(121)	—	—	62
Sales	(71)	—	(2)	—	—	(17)
Activity related to consolidated VIEs/VOEs	—	—	—	—	—	—
Transfers into Level 3 (1)	(2)	—	—	—	—	(14)
Transfers out of Level 3 (1)	—	—	—	—	—	10
Balance, September 30, 2021	$1,453	$36	$5	$10	$39	$182
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—	$9
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$4	$(1)	$—	$—	$—	$—

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

_____

	Corporate	State and Political Subdivisions	Asset-backed	CMBS	Trading Securities, at Fair Value	Fixed maturities, at FVO

Balance, January 1, 2022	$1,504	$35	$8	$20	$65	$201
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	3	—	—	—	—	(20)
Investment gains (losses), net	(3)	—	—	—	(13)	—
Subtotal	—	—	—	—	(13)	(20)
Other comprehensive income (loss)	(152)	(5)	—	(2)	—	—
Purchases	777	—	9	14	—	159
Sales	(195)	(1)	(1)	—	—	(36)
Activity related to consolidated VIEs/VOEs	—	—	—	—	—	—
Transfers into Level 3 (1)	90	—	—	—	—	101
Transfers out of Level 3 (1)	(113)	—	(6)	—	—	(31)
Balance, September 30, 2022	$1,911	$29	$10	$32	$52	$374
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$(13)	$(9)
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$(149)	$(5)	$—	$(2)	$—	$—

Balance, January 1, 2021	$1,702	$39	$20	$—	$39	$80
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	4	—	—	—	—	4
Investment gains (losses), net	(14)	—	—	—	—	—
Subtotal	(10)	—	—	—	—	4
Other comprehensive income (loss)	30	(2)	—	—	—	—
Purchases	721	—	3	10	—	192
Sales	(277)	(1)	(18)	—	—	(26)
Activity related to consolidated VIEs/VOEs	—	—	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—	1
Transfers out of Level 3 (1)	(713)	—	—	—	—	(69)
Balance, September 30, 2021	$1,453	$36	$5	$10	$39	$182
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—	$4
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$30	$(2)	$—	$—	$—	$—
________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of September 30, 2022 or September 30, 2021, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Other Equity Investments (7)	GMIB Reinsurance Contract Asset	Amounts Due from Reinsurers	Separate Accounts Assets	GMxB Derivative Features Liability	Contingent Payment Arrangement

Balance, July 1, 2022	$67	$1,498	$4,681	$1	$(6,180)	$(42)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	(1)	—	—	—	—	—
Net derivative gains (losses) (1)	—	(196)	(364)	—	429	—
Total realized and unrealized gains (losses)	(1)	(196)	(364)	—	429	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases (2)	(49)	10	28	—	(111)	(228)
Sales (3)	—	(23)	(33)	—	37	—
Activity related to consolidated VIEs/VOEs	—	—	—	—	—	(3)
Transfers into Level 3 (4)	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	—
Balance, September 30, 2022	$17	$1,289	$4,312	$1	$(5,825)	$(273)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (6)	$(1)	$(196)	$(364)	$—	$428	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (6)	$—	$—	$—	$—	$—	$—

Balance, July 1, 2021	$103	$2,026	$5,510	$1	$(8,455)	$(38)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	1	—	—	—	—	—
Net derivative gains (losses) (1) (5)	—	(84)	344	—	(395)	—
Total realized and unrealized gains (losses)	1	(84)	344	—	(395)	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases (2)	1	11	31	(1)	(108)	1
Sales (3)	(91)	(16)	(16)	—	20	—
Activity related to consolidated VIEs/VOEs	1	—	—	—	—	(1)
Transfers into Level 3 (4)	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	—
Balance, September 30, 2021	$15	$1,937	$5,869	$—	$(8,938)	$(38)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (6)	$1	$(84)	$344	$—	$(395)	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (6)	$—	$—	$—	$—	$—	$—

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Other Equity Investments (7)	GMIB Reinsurance Contract Asset	Amounts Due from Reinsurers	Separate Accounts Assets	GMxB Derivative Features Liability	Contingent Payment Arrangement

Balance, January 1, 2022	$16	$1,848	$5,815	$1	$(8,525)	$(38)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	(1)	—	—	—	—	—
Net derivative gains (losses) (1)	—	(535)	(1,506)	—	2,943	—
Total realized and unrealized gains (losses)	(1)	(535)	(1,506)	—	2,943	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases (2)	8	31	89	—	(347)	(230)
Sales (3)	—	(55)	(86)	—	104	—
Activity related to consolidated VIEs/VOEs	(3)	—	—	—	—	(5)
Transfers into Level 3 (4)	—	—	—	—	—	—
Transfers out of Level 3 (4)	(3)	—	—	—	—	—
Balance, September 30, 2022	$17	$1,289	$4,312	$1	$(5,825)	$(273)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (6)	$(1)	$(535)	$(1,506)	$—	$2,943	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (6)	$—	$—	$—	$—	$—	$—

Balance, January 1, 2021	$84	$2,488	$—	$1	$(11,131)	$(28)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	20	—	—	—	—	—
Net derivative gains (losses) (1) (5)	—	(542)	586	—	2,340	—
Total realized and unrealized gains (losses)	20	(542)	586	—	2,340	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases (2)	4	32	41	—	(348)	(7)
Sales (3)	(92)	(41)	(17)	—	61	—
Other	—	—	5,259	—	—	—
Activity related to consolidated VIEs/VOEs	(1)	—	—	—	—	(3)
Transfers into Level 3 (4)	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	(1)	140	—
Balance, September 30, 2021	$15	$1,937	$5,869	$—	$(8,938)	$(38)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (6)	$2	$(542)	$586	$—	$2,340	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (6)	$—	$—	$—	$—	$—	$—
______________
(1)For the three and nine months ended September 30, 2022 and 2021, the Company’s non-performance risk impact of $(41) million , $(92) million, $837 million and $(72) million for the GMxB Derivative Features Liability, $8 million ,$5 million, $(66) million and $6 million for the GMIB Reinsurance Contract Asset, and $(16) million, $(19) million, $(93) million and $(7) million for the Amounts due from Reinsurers is recorded through Net derivative gains (losses), respectively.

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
(4)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(5)For the nine months ended September 30, 2021, GMxB Derivative Features Liability excludes settlement fees on CS Life reinsurance contract of $45 million.
(6)For instruments held as of September 30, 2022 or September 30, 2021, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(7)Other Equity Investments include other invested assets.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of September 30, 2022 and December 31, 2021, respectively.
Quantitative Information about Level 3 Fair Value Measurements as of September 30, 2022

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$241	Matrix pricing model	Spread over Benchmark	20 bps - 797 bps	174 bps
	917	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples Loan to value	5.7x - 38.5x 5.5% - 41.5% 0.5x - 12.0x 0.0% - 46.7%	14.1x 8.3% 6.4x 26.3%
Trading Securities, at Fair Value	52	Discounted Cash Flow	Earnings multiple Discount factor Discount years	7.3x 10.0% 11
Other equity investments	4	Market comparable companies	Revenue multiple	0.5x - 9.9x	2.8x
GMIB reinsurance contract asset	1,289	Discounted cash flow	Lapse rates Withdrawal Rates GMIB Utilization Rates Non-performance risk Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.38%-22.66% 0.14%-10.02% 0.04%-60.54% 101 bps - 167 bps 14%-35% 0.01%-0.17% 0.06%-0.52% 0.32%-40.00%	2.92% 1.02% 5.61% 103 bps 25% 3.09% (same for all ages) (same for all ages)
Amount Due from Reinsurers	4,312	Discounted Cash Flow	Lapse rates Withdrawal Rates GMIB Utilization Rates Non-performance risk (bps) Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.38%-22.66% 0.14%-10.02% 0.04%-60.54% 63 bps 14%-35% 0.01%-0.17% 0.06%-0.52% 0.32%-40.00%	1.93% 1.38% 8.27% 63 bps 25% 2.28% (same for all ages) (same for all ages)
Liabilities:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
AB Contingent Consideration Payable	273	Discounted cash flow	Expected revenue growth rates Discount rate	2.0% - 83.9% 1.9% - 10.4%	11.5% 4.5%
GMIB NLG	5,817	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality rates (1): Ages 0 - 40 Ages 41-60 Ages 61-115	186 bps 0.38%-28.79% 0.14%-10.02% 0.04%-100.00% 0.01%-0.18% 0.07%-0.56% 0.44%-43.60%	186 bps 4.23% 1.27% 6.10% 1.71% (same for all ages) (same for all ages)
GWBL/GMWB	73	Discounted cash flow	Lapse rates Withdrawal Rates Utilization Rates Volatility rates - Equity Non-performance risk(bps)	0.50%-22.66% 0.00%-8.00% 100% once starting 14%-35% 186 bps	2.92% 1.02% 25%
GIB	(64)	Discounted cash flow	Lapse rates Withdrawal Rates Utilization Rates Volatility rates - Equity Non-performance risk(bps)	0.50%-22.66% 0.26%-2.10% 0.04%-100.00% 14% - 35% 186 bps	2.92% 1.02% 5.61% 25%
GMAB	(1)	Discounted cash flow	Lapse rates Volatility rates - Equity Non-performance risk(bps)	0.50%-22.66% 14%-35% 186 bps	2.92% 25%
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
Excluded from the tables above as of September 30, 2022 and December 31, 2021, respectively, are approximately $1.2 billion and $635 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above as of September 30, 2022 and December 31, 2021, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit risk transfer securities, and equipment financings. Included in the tables above as of September 30, 2022 and December 31, 2021, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
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
Carrying Value of Financial Instruments Not Otherwise Disclosed in Note 3 and Note 4 of the Notes to these Consolidated Financial Statements
The carrying values and fair values as of September 30, 2022 and December 31, 2021 for financial instruments not otherwise disclosed in Note 3 and Note 4 of the Notes to these Consolidated Financial Statements are presented in the table below.
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
September 30, 2022:
Mortgage loans on real estate	$15,688	$—	$—	$13,946	$13,946
Policy loans	$4,018	$—	$—	$4,963	$4,963
Policyholders’ liabilities: Investment contracts	$2,023	$—	$—	$1,838	$1,838
FHLB funding agreements	$7,830	$—	$7,709	$—	$7,709
FABN funding agreements	$6,613	$—	$5,914	$—	$5,914
Short-term and long-term debt (1)	$3,840	$—	$3,559	$—	$3,559
Separate Accounts liabilities	$9,806	$—	$—	$9,806	$9,806

December 31, 2021:
Mortgage loans on real estate	$14,033	$—	$—	$14,308	$14,308
Policy loans	$4,024	$—	$—	$5,050	$5,050
Policyholders’ liabilities: Investment contracts	$2,035	$—	$—	$2,103	$2,103
FHLB funding agreements	$6,647	$—	$6,679	$—	$6,679
FABN funding agreements	$6,689	$—	$6,626	$—	$6,626
Short-term and long-term debt (1)	$3,839	$—	$4,544	$—	$4,544
Separate Accounts liabilities	$11,620	$—	$—	$11,620	$11,620
_____________
(1)As of September 30, 2022 and December 31, 2021 excludes CLO short-term debt of $248 million and $92 million, which is inclusive as fair valued within Notes issued by consolidated VIE’s, at fair value using the fair value option.

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
Net Periodic Pension Expense
Components of net periodic pension expense for the Company’s plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Service cost	$2	$2	$6	$7
Interest cost	21	13	49	40
Expected return on assets	(40)	(40)	(119)	(116)
Prior Period Svc Cost Amortization	(1)	1	(2)	—
Actuarial (gain) loss	—	—	1	1
Net amortization	15	23	55	81
Impact of settlement	—	2	—	2
Net Periodic Pension Expense	$(3)	$1	$(10)	$15
9)    INCOME TAXES
Income tax expense for the three and nine months ended September 30, 2022 and 2021 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
10)    EQUITY
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows:

	September 30, 2022			December 31, 2021
Series	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
Series A	32,000	32,000	32,000	32,000	32,000	32,000
Series B	20,000	20,000	20,000	20,000	20,000	20,000
Series C	12,000	12,000	12,000	12,000	12,000	12,000
Total	64,000	64,000	64,000	64,000	64,000	64,000

Dividends declared per share were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Series A dividends declared	$328	$328	$984	$984
Series B dividends declared	$—	$—	$619	$619
Series C dividends declared	$269	$269	$806	$738
Common Stock
Dividends declared per share of common stock were as follows for the periods indicated:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Dividends declared	$0.20	$0.18	$0.58	$0.53

Share Repurchase

On February 9, 2022, the Company’s Board of Directors authorized a new $1.2 billion share repurchase program. Under this program, the Company may, from time to time purchase shares of its common stock through various means. The Company may choose to suspend or discontinue the repurchase program at any time. The repurchase program does not obligate the Company to purchase any particular number of shares. As of September 30, 2022, Holdings had authorized capacity of approximately $578 million remaining in its share repurchase program.
Holdings repurchased a total of 7.0 million, 15.6 million, 23.2 million and 38.2 million shares of its common stock at an average price of $28.67, $29.50, $30.17, and $30.56 per share, respectively through open market repurchases, ASRs and privately negotiated transactions during the three and nine months ended September 30, 2022 and 2021.
Holdings purchased 4.7 million and 0 shares of its common stock through open market purchases in the three months ended September 30, 2022 and 2021. During the nine months ended September 30, 2022 and 2021, Holdings repurchased 12.6 million and 3.2 million shares of its common stock through open market repurchases.
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
In September 2022, Holdings entered into an ASR contract with a third-party financial institution to repurchase an aggregate of $37.5 million of Holdings’ common stock. Pursuant to the ASR, Holdings made a prepayment of $37.5 million and received initial delivery of 1.1 million shares. The ASR is scheduled to terminate on November 4, 2022, at which time additional shares may be delivered or returned depending on the daily volume weighted average price of Holdings’ common stock.
Accumulated Other Comprehensive Income (Loss)
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances as of September 30, 2022 and December 31, 2021 follow:

	September 30,	December 31,
	2022	2021
	(in millions)
Unrealized gains (losses) on investments	$(7,210)	$2,684
Defined benefit pension plans	(608)	(669)
Foreign currency translation adjustments	(120)	(45)
Total accumulated other comprehensive income (loss)	(7,938)	1,970
Less: Accumulated other comprehensive income (loss) attributable to noncontrolling interest	(62)	(34)
Accumulated other comprehensive income (loss) attributable to Holdings	$(7,876)	$2,004

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The components of OCI, net of taxes for the three and nine months ended September 30, 2022 and 2021 follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$(3,195)	$(310)	$(12,929)	$(2,547)
(Gains) losses reclassified into net income (loss) during the period (1)	245	(131)	678	(617)
Net unrealized gains (losses) on investments	(2,950)	(441)	(12,251)	(3,164)
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	624	318	2,357	1,108
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $(619), $(32), $(2,630) and $(546))	(2,326)	(123)	(9,894)	(2,056)
Change in defined benefit plans:
Reclassification to Net income (loss) of amortization of net prior service credit included in net periodic cost	16	22	61	77
Change in defined benefit plans (net of deferred income tax expense (benefit) of $(4), $6, $(13), and $20)	16	22	61	77
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period	(30)	(9)	(75)	(13)
Foreign currency translation adjustment	(30)	(9)	(75)	(13)
Total other comprehensive income (loss), net of income taxes	(2,340)	(110)	(9,908)	(1,992)
Less: Other comprehensive income (loss) attributable to noncontrolling interest	(12)	(3)	(28)	(5)
Other comprehensive income (loss) attributable to Holdings	$(2,328)	$(107)	$(9,880)	$(1,987)
_______________
(1)See “Reclassification adjustment” in Note 3 of the Notes to these Consolidated Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of $(65) million, $35 million, $(180) million, and $164 million for the three and nine months ended September 30, 2022 and 2021, respectively.
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
11)    REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests are presented in the table that follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Balance, beginning of period	$348	$42	$468	$143
Net earnings (loss) attributable to redeemable noncontrolling interests	(9)	—	(65)	4
Purchase/change of redeemable noncontrolling interests	15	101	(49)	(4)
Balance, end of period	$354	$143	$354	$143

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
For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2022, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $250 million.
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
In August 2015, a lawsuit was filed in Connecticut Superior Court entitled Richard T. O’Donnell, on behalf of himself and all others similarly situated v. AXA Equitable Life Insurance Company. This lawsuit was a putative class action on behalf of all persons who purchased variable annuities from Equitable Financial, in which the volatility management tool was subsequently implemented and who claimed to have suffered injury as a result thereof. Plaintiff asserted a claim for breach of contract alleging that Equitable Financial implemented the volatility management strategy in violation of applicable law. In September 2022, this lawsuit was withdrawn with prejudice.
In February 2016, a lawsuit was filed in the Southern District of New York entitled Brach Family Foundation, Inc. v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action brought on behalf of all owners of UL policies subject to Equitable Financial’s COI rate increase. In early 2016, Equitable Financial raised COI rates for certain UL policies issued between 2004 and 2008, which had both issue ages 70 and above and a current face value amount of $1 million and above. A second putative class action was filed in the District of Arizona in 2017 and consolidated with the Brach matter in federal court in New York. The consolidated amended class action complaint

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

alleges the following claims: breach of contract; misrepresentations in violation of Section 4226 of the New York Insurance Law; violations of New York General Business Law Section 349; and violations of the California Unfair Competition Law, and the California Elder Abuse Statute. Plaintiffs seek: (a) compensatory damages, costs, and, pre- and post-judgment interest; (b) with respect to their claim concerning Section 4226, a penalty in the amount of premiums paid by the plaintiffs and the putative class; and (c) injunctive relief and attorneys’ fees in connection with their statutory claims. In August 2020, the federal district court issued a decision certifying nationwide breach of contract and Section 4226 classes, and a New York State Section 349 class. Owners of a substantial number of policies opted out of the Brach class action. Most opt-out policies are not yet the subject of litigation. Others filed suit previously including three federal actions that have been coordinated with the Brach action and contain similar allegations along with additional allegations for violations of state consumer protection statutes and common law fraud. In March 2022, the federal district court issued a summary judgment decision, denying in significant part but granting in part Equitable Financial’s motion and denying the motion filed by plaintiffs in the coordinated actions. In July 2022, the federal district court granted Equitable Financial’s motion to reconsider its summary judgment decision in part and granted summary judgment as to a portion of the Section 4226 class. The federal district court also agreed to consider whether it should decertify the Section 4226 class and set a briefing schedule. Equitable Financial has commenced settlement discussions with the Brach class action plaintiffs and plaintiffs in the coordinated actions. No assurances can be given about the outcome of those settlement discussions. Equitable Financial has settled actual and threatened litigations challenging the COI increase by individual policyowners and one entity that invested in numerous policies purchased in the life settlement market. Two actions are also pending against Equitable Financial in New York state court. In July 2022, the trial court in one of the New York state court actions, Hobish v. AXA Equitable Life Insurance Company, granted in significant part Equitable Financial’s motion for summary judgment and denied plaintiff’s cross motion. That plaintiff filed a notice of appeal and Equitable filed a notice of cross-appeal. Equitable Financial is vigorously defending each of these matters.
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
Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. Equitable Financial has purchased FHLB stock of $364 million and pledged collateral with a carrying value of $11.0 billion as of September 30, 2022.
Funding agreements are reported in policyholders’ account balances in the consolidated balance sheets. For other instruments used for asset/liability and cash management purposes, see “Derivative and offsetting assets and liabilities” included in Note 4 of the Notes to these Consolidated Financial Statements. The table below summarizes the Company’s activity of funding agreements with the FHLB.
Change in FHLB Funding Agreements during the Nine Months Ended September 30, 2022

	Outstanding Balance at December 31, 2021	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at September 30, 2022
	(in millions)
Short-term funding agreements:
Due in one year or less	$5,353	$40,964	$(41,132)	$153	$—	$5,338
Long-term funding agreements:
Due in years two through five	1,290	647	—	(153)	—	1,784
Due in more than five years	—	705	—	—	—	705
Total long-term funding agreements	1,290	1,352	—	(153)	—	2,489
Total funding agreements (1)	$6,643	$42,316	$(41,132)	$—	$—	$7,827
_____________
(1)The $4 million and $4 million difference between the funding agreements carrying value shown in fair value table for September 30, 2022 and December 31, 2021, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.
Funding Agreement-Backed Notes Program (“FABN”)
Under the FABN program, Equitable Financial may issue funding agreements in U.S. dollar or other foreign currencies to a Delaware special purpose statutory trust (the “Trust”) in exchange for the proceeds from issuances of fixed and floating rate medium-term marketable notes issued by the Trust from time to time (the “Trust Notes”). The funding agreements have matching interest, maturity and currency payment terms to the applicable Trust Notes. The Company hedges the foreign currency exposure of foreign currency denominated funding agreements using cross currency swaps as discussed in Note 4 of the Notes to these Consolidated Financial Statements. As of September 30, 2022, the maximum aggregate principal amount of Trust Notes permitted to be outstanding at any one time is $10 billion. Funding agreements issued to the Trust, including any foreign currency transaction adjustments, are reported in policyholders’ account balances in the consolidated balance sheets. Foreign currency transaction adjustments to policyholder’s account balances are recognized in net income (loss) as an adjustment to interest credited to policyholders’ account balances and are offset in interest credited to policyholders’ account balances by a release of AOCI from deferred changes in fair value of designated and qualifying cross currency swap cash flow hedges. The table below summarizes Equitable Financial’s activity of funding agreements under the FABN program.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Change in FABN Funding Agreements during the Nine Months Ended September 30, 2022

	Outstanding Balance at December 31, 2021	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Foreign Currency Transaction Adjustment	Outstanding Balance at September 30, 2022
	(in millions)
Short-term funding agreements:
Due in one year or less	$—	$—	$—	$1,000	$—	$—	$1,000
Long-term funding agreements:
Due in years two through five	4,600	—	—	(1,000)	500	—	4,100
Due in more than five years	2,119	—	—	—	(500)	(79)	1,540
Total long-term funding agreements	6,719	—	—	(1,000)	—	(79)	5,640
Total funding agreements (1)	$6,719	$—	$—	$—	$—	$(79)	$6,640
_____________
(1)The $28 million and $70 million difference between the funding agreements notional value shown and carrying value table as of September 30, 2022 and December 31, 2021, respectively, reflects the remaining amortization of the issuance cost of the funding agreements and the foreign currency transaction adjustment.
Holdings Revolving Credit Facility
In February 2018, Holdings entered into a $2.5 billion five-year senior unsecured revolving credit facility with a syndicate of banks. In June 2021, Holdings entered into an amended and restated revolving credit agreement, which lowered the facility amount to $1.5 billion and extended the maturity date to June 24, 2026, among other changes. The revolving credit facility has a sub-limit of $1.5 billion for the issuance of letters of credit to support the life insurance business reinsured by EQ AZ Life Re. As of September 30, 2022, the Company had $210 million undrawn letters of credit issued out of the $1.5 billion sub-limit for Equitable Financial as beneficiary.
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
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of September 30, 2022, these arrangements include commitments by the Company to provide equity financing of $1.3 billion to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.
The Company had $17 million of undrawn letters of credit related to reinsurance as of September 30, 2022. The Company had $880 million of commitments under existing mortgage loan agreements as of September 30, 2022.
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
13)    INSURANCE GROUP STATUTORY FINANCIAL INFORMATION
Prescribed and Permitted Accounting Practices

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

As of September 30, 2022, the following three prescribed and permitted practices resulted in net income (loss) and capital and surplus that is different from the statutory surplus that would have been reported had NAIC statutory accounting practices been applied.
Equitable Financial was granted a permitted practice by the NYDFS to apply SSAP 108, Derivatives Hedging Variable Annuity Guarantees on a retroactive basis from January 1, 2021 through June 30, 2021, after reflecting the impacts of our reinsurance transaction with Venerable. The permitted practice was amended to also permit Equitable Financial to adopt SSAP 108 prospectively as of July 1, 2021 and to consider the impact of both the interest rate derivatives and the general account assets used to fully hedge the interest rate risk inherent in its variable annuity guarantees when determining the amount of the deferred asset or liability under SSAP 108. Application of the permitted practice partially mitigates the New York Insurance Regulation 213 (“Reg 213”) impact of the Venerable Transaction on Equitable Financial’s statutory capital and surplus and enables Equitable Financial to more effectively neutralize the impact of interest rates on its statutory surplus and to better align with our economic hedging program. The impact of applying this permitted practice relative to SSAP 108 as written was an increase of approximately $128 million in statutory special surplus funds and a decrease of $332 million and $1.2 billion in statutory net income as of and for the three and nine months ended September 30, 2022, respectively, which will be amortized over five years for each of the retrospective and prospective components. The permitted practice also reset Equitable Financial’s unassigned surplus to zero as of June 30, 2021 to reflect the transformative nature of the Venerable Transaction.
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
The impact of the application of Reg 213 was a decrease of approximately $2.2 billion in statutory surplus as of September 30, 2022 compared to statutory surplus under the NAIC variable annuity framework. Our hedging program is designed to hedge the economics of our insurance liabilities and largely offsets Reg 213 and NAIC framework reserve movements due to interest rates and equities. The NYDFS allows domestic insurance companies a five year phase-in provision for Reg 213 reserves. As of September 30, 2022, Equitable Financial’s Reg 213 reserves are 100% phased-in. As of September 30, 2022, given the prevailing market conditions and business mix, there are no Reg 213 redundant reserves over the US RBC CTE 98 total asset requirement (“TAR”). Finally, the continued application of Reg 213 resulted in a corresponding increase of $0.8 billion and a decrease of $0.9 billion in statutory net income for the three and nine months ended September 30, 2022, which was largely offset by net income gains on our hedging program during the same period as noted.
During the fourth quarter 2020, Equitable Financial received approval from NYDFS for its proposed amended Plan of Operation for Separate Account No. 68 (“SA 68”) for our Structured Capital Strategies product and Separate Account No. 69 (“SA 69”) for our Equi-Vest product Structured Investment Option, to change the accounting basis of these two non-insulated Separate Accounts from fair value to book value in accordance with Section 1414 of the Insurance Law to align with how we manage and measure our overall general account asset portfolio. In order to facilitate this change and comply with Section 4240(a)(10), the Company also sought approval to amend the Plans to remove the requirement to comply with Section 4240(a)(5)(iii) and substitute it with a commitment to comply with Section 4240(a)(5)(i). Similarly, the Company updated the reserves section of each Plan to reflect the fact that Regulation 128 would no longer be applicable upon the change in accounting basis. We applied this change effective January 1, 2021. The impact of the application is an increase of approximately $2.3 billion in statutory surplus and an increase in statutory net income as of and for the three and nine months ended September 30, 2022 of $426 million and $2.4 billion, respectively.

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

In the first quarter 2022, the Company updated its Operating earnings measure to exclude the DAC amortization impact of near-term fluctuations in indexed segment returns on the SCS variable annuity product to reflect the impact of market fluctuations consistently with the long term duration of the product. Operating earnings was favorably impacted by this change in the amount of $24 million and $94 million for the three and nine months ended September 30, 2022, respectively. The presentation of Operating earnings in prior periods was not revised to reflect this modification, however, the Company estimated that had the treatment in the Company’s Operating earnings measure of the Amortization of DAC for SCS been modified in 2020, the pre-tax impact on Operating earnings of excluding the SCS-related DAC amortization from Operating earnings would have been an increase of $7 million for the three months ended September 30, 2021, and a decrease of $7 million, $16 million and $34 million for the nine months ended September 30, 2021, and years ended December 31, 2021 and 2020, respectively.
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
Revenues derived from any customer did not exceed 10% of revenues for the three and nine months ended September 30, 2022 and 2021.
The table below presents operating earnings (loss) by segment and Corporate and Other and a reconciliation to net income (loss) attributable to Holdings for the three and nine months ended September 30, 2022 and 2021, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Net income (loss) attributable to Holdings	$273	$672	$2,574	$(693)
Adjustments related to:
Variable annuity product features	(114)	172	(2,639)	3,632
Investment (gains) losses	333	(164)	890	(767)
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	19	27	57	87
Other adjustments (1) (2) (3)	39	141	407	672
Income tax expense (benefit) related to above adjustments	(59)	(35)	270	(761)
Non-recurring tax items	7	5	13	6
Non-GAAP Operating Earnings	$498	$818	$1,572	$2,176

Operating earnings (loss) by segment:
Individual Retirement	$270	$316	$837	$1,093
Group Retirement	$134	$192	$415	$514
Investment Management and Research	$94	$134	$330	$381
Protection Solutions	$72	$160	$208	$264
Corporate and Other (4)	$(72)	$16	$(218)	$(76)
______________

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

(1)Includes separation costs of $25 million and $62 million for the three and nine months ended September 30, 2021, respectively. Separation costs were completed during 2021.
(2)Includes certain gross legal expenses related to the COI litigation of $2 million, $0 million, $168 million and $180 million for the three and nine months ended September 30, 2022 and 2021, respectively. Includes policyholder benefit costs of $0 million and $75 million for the three and nine months ended September 30, 2022 stemming from a deal to repurchase UL policies from one entity that had invested in numerous policies purchased in the life settlement market.
(3)Includes Non-GMxB related derivative hedge gains and losses of ($28) million, ($4) million, ($68) million and $140 million for the three and nine months ended September 30, 2022 and 2021, respectively.
(4)Includes interest expense and financing fees of $51 million, $65 million, $156 million and $180 million for the three and nine months ended September 30, 2022 and 2021, respectively.

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
The table below presents segment revenues for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Segment revenues:
Individual Retirement (1)	$1,017	$998	$3,061	$2,957
Group Retirement (1)	289	343	924	1,018
Investment Management and Research (2)	996	1,093	3,134	3,169
Protection Solutions (1)	791	838	2,478	2,496
Corporate and Other (1)	363	479	1,087	1,199
Adjustments related to:
Variable annuity product features	(107)	(256)	2,468	(3,750)
Investment gains (losses), net	(333)	164	(890)	767
Other adjustments to segment revenues	(7)	(44)	(141)	(138)
Total revenues	$3,009	$3,615	$12,121	$7,718
______________
(1)Includes investment expenses charged by AB of $33 million, $20 million, $77 million and $59 million for the three and nine months ended September 30, 2022 and 2021, respectively, for services provided to the Company.
(2)Inter-segment investment management and other fees of $41 million $32 million, $101 million and $94 million for the three and nine months ended September 30, 2022 and 2021, respectively, are included in segment revenues of the Investment Management and Research segment.

The table below presents total assets by segment as of September 30, 2022 and 2021:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	September 30, 2022	December 31, 2021
	(in millions)
Total assets by segment:
Individual Retirement	$119,883	$143,663
Group Retirement	38,908	55,368
Investment Management and Research	12,370	11,602
Protection Solutions	36,998	50,686
Corporate and Other	37,441	30,943
Total assets	$245,600	$292,262

15)    EARNINGS PER COMMON SHARE
The following table presents a reconciliation of Net income (loss) and Weighted-average common shares used in calculating basic and diluted Earnings per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Weighted-average common shares outstanding:
Weighted-average common shares outstanding — basic	374.5	411.3	380.6	423.2
Effect of dilutive potential common shares:
Employee share awards (1)	2.3	3.3	2.3	—
Weighted-average common shares outstanding — diluted (2)	376.8	414.6	382.9	423.2

Net income (loss):
Net income (loss)	$327	$765	$2,739	$(412)
Less: Net income (loss) attributable to the noncontrolling interest	54	93	165	281
Net income (loss) attributable to Holdings	273	672	2,574	(693)
Less: Preferred stock dividends	14	14	54	53
Net income (loss) available to Holdings’ common shareholders	$259	$658	$2,520	$(746)

Earnings per common share:
Basic	$0.69	$1.60	$6.62	$(1.76)
Diluted	$0.69	$1.59	$6.58	$(1.76)
_____________
(1)Calculated using the treasury stock method.
(2)Due to net loss for the nine months ended September 30, 2021 approximately 3.7 million share awards were excluded from the diluted EPS calculation.
For the three and nine months ended September 30, 2022 and 2021, 2.9 million, 4.5 million, 3.5 million and 8.3 million of outstanding stock awards, respectively, were not included in the computation of diluted earnings per share because their effect was anti-dilutive.
16)     SUBSEQUENT EVENTS
EQUI-VEST Reinsurance Transaction

On October 3, 2022, Equitable Financial completed the transactions (the “EQUI-VEST Transaction”) contemplated by the previously announced Master Transaction Agreement, dated August 16, 2022, by and between Equitable Financial and First Allmerica Financial Life Insurance Company, a Massachusetts-domiciled insurance company (the “Reinsurer”), a wholly owned subsidiary of Global Atlantic Financial Group.
At the closing of the EQUI-VEST Transaction, Equitable Financial and the Reinsurer entered into a Coinsurance and Modified Coinsurance Agreement (the “EQUI-VEST Reinsurance Agreement”), pursuant to which Equitable Financial ceded to the Reinsurer, on a combined coinsurance and modified coinsurance basis, a 50% quota share of approximately 360,000 legacy Group EQUI-VEST deferred variable annuity contracts issued by Equitable Financial between 1980 and 2008, which predominately include Equitable Financial’s highest guaranteed general account crediting rates of 3%, supported by general account assets of approximately $4 billion and $5 billion of separate account value (the “Reinsured Contracts”).

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
EQUI-VEST Reinsurance Transaction
On October 3, 2022, Equitable Financial completed the transactions (the “EQUI-VEST Transaction”) contemplated by the previously announced Master Transaction Agreement, dated August 16, 2022, by and between Equitable Financial and First Allmerica Financial Life Insurance Company, a Massachusetts-domiciled insurance company (the “Reinsurer”), a wholly owned subsidiary of Global Atlantic Financial Group.
At the closing of the EQUI-VEST Transaction, Equitable Financial and the Reinsurer entered into a Coinsurance and Modified Coinsurance Agreement (the “EQUI-VEST Reinsurance Agreement”), pursuant to which Equitable Financial ceded to the Reinsurer, on a combined coinsurance and modified coinsurance basis, a 50% quota share of approximately 360,000 legacy Group EQUI-VEST deferred variable annuity contracts issued by Equitable Financial between 1980 and 2008 supported by general account assets of approximately $4 billion and $5 billion of separate account value (the “Reinsured Contracts”). The Reinsured Contracts predominately include certain of Equitable Financial’s contracts that offer the highest guaranteed general account crediting rates of 3%. At the closing of the EQUI-VEST Transaction, Reinsurer deposited assets supporting the general account liabilities relating to the Reinsured Contracts into a trust account for the benefit of Equitable Financial, which assets will secure its obligations to Equitable Financial under the EQUI-VEST Reinsurance Agreement. Equitable Financial reinsured the separate accounts relating to the Reinsured Contracts on a modified coinsurance basis. Commonwealth Annuity and Life Insurance Company, an insurance company domiciled in the Commonwealth of Massachusetts and affiliate of Reinsurer (“Commonwealth”), provided a guarantee of Reinsurer’s payment obligation to Equitable Financial under the EQUI-VEST Reinsurance Agreement. In addition, the investment of assets in the trust account is subject to investment guidelines, and the EQUI-VEST Reinsurance Agreement requires enhanced funding upon certain capital adequacy related triggers. The EQUI-VEST Reinsurance Agreement also contains additional counterparty risk management and mitigation provisions. At the closing of the EQUI-VEST Transaction, ABLP entered into an investment advisory agreement with Reinsurer pursuant to which ABLP will serve as the preferred investment manager of certain general account assets transferred to the trust account. Equitable Financial will continue to administer the Reinsured Contracts.
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
Due to the impacts on our net income of equity market and interest rate movements and other items that are not part of the underlying profitability drivers of our business, we evaluate and manage our business performance using Non-GAAP Operating Earnings, a non-GAAP financial measure that is intended to remove these impacts from our results. See “—Key Operating Measures—Non-GAAP Operating Earnings. ”
COVID-19 Impact
COVID-19 continues to evolve. We continue to closely monitor COVID-19 developments and the impact on our business, operations and investment portfolio. Any future impact of COVID-19 depends on many unknown factors and is highly uncertain, including as to the emergence and spread of COVID-19 variants, the availability, adoption and efficacy of COVID-19 treatments and vaccines, and future actions taken by governmental authorities, central banks and other parties in response to COVID-19. Further, as COVID-19 has not yet subsided, it is not possible to predict or estimate the longer-term effects of COVID-19 on the broad economy or on our business, results of operations and financial condition, including the impact on our investment portfolio and the possible need for us revisit or revise targets and/or aspects of our business model previously provided to the markets. For additional information regarding the actual and potential impacts of COVID-19 and action we have taken to mitigate certain impacts, see “Risk Factors—Risks Relating to Conditions in the Financial Markets and Economy—The coronavirus (COVID-19) pandemic”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—COVID-19 Impact” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Account Investment Portfolio” in the 2021 Form 10-K.
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
Assumption Updates
We conduct our annual review of our assumptions during the third quarter of each year. We also update our assumptions as needed in the event we become aware of economic conditions or events that could require a change in our assumptions that we believe may have a significant impact to the carrying value of product liabilities and assets and consequently materially impact our earnings in the period of the change.
Impact of Assumption Updates on Income from Continuing Operations before income taxes and Net income (loss)
The table below presents the impact of our actuarial assumption update during the three months ended September 30, 2022 and 2021 to our income (loss) from continuing operations, before income taxes and net income (loss).

	Three Months Ended September 30, (1)
	2022	2021
	(in millions)
Impact of assumption update on Net income (loss):
Variable annuity product features related assumption update	$175	$(91)
Assumption updates for other business	7	(17)
Impact of assumption updates on Income (loss) from continuing operations, before income tax	182	(108)
Income tax benefit on assumption update	(38)	23
Net income (loss) impact of assumption update	$144	$(85)
_____________
(1)The amounts for the three months and the nine months ended September 30 of each year represented the same amounts.
2022 Assumption Updates
The impact of the assumption update in the third quarter 2022 was an increase of $182 million to income (loss) from continuing operations, before income taxes and an increase to net income (loss) of $144 million.
The net impact of this assumption update on income (loss) from continuing operations, before income taxes of $182 million consisted of a decrease in policy charges and fee income of $23 million, a decrease in policyholders’ benefits of $243 million, an increase in interest credited to policyholder account balances of $1 million, an increase in net derivative losses of $80 million and a decrease in the amortization of DAC of $43 million.
2021 Assumption Updates
The impact of the economic assumption update in the third quarter 2021 was a decrease of $108 million to income (loss) from continuing operations, before income taxes and a decrease to net income (loss) of $85 million. As part of this annual update the reference interest rate utilized in our GAAP fair value calculations was updated from the LIBOR swap curve to the US Treasury curve to the US Treasury curve due to the impending cessation of LIBOR and our GAAP fair value liability risk margins were increased, resulting in little impact to overall valuation as our view regarding market participant pricing of our guarantees has not changed at this time.

The net impact of this assumption update on income (loss) from operations, before income taxes of $108 million consisted of a decrease in policy charges and fee income of $28 million, a decrease in policyholders’ benefits of $62 million, an increase in net derivative gains (losses) of $200 million and a decrease in amortization of DAC of $58 million.
Impact of Assumption Updates on Pre-tax Non-GAAP Operating Earnings
The table below presents the impact on pre-tax Non-GAAP Operating Earnings of our actuarial assumption updates during the three months ended September 30, 2022 and 2021 by segment and Corporate and Other.

	Three Months Ended September 30, (1)
	2022	2021
	(in million)
Impact of assumption updates by segment:
Individual Retirement	$(13)	$(47)
Group Retirement	34	35
Protection Solutions	7	20
Impact of assumption updates on Corporate and Other	—	—
Total impact on pre-tax Non-GAAP Operating Earnings	$28	$8
______________
(1)The amounts for the three months and the nine months ended September 30 of each year represented the same amounts.
2022 Assumption Updates
The impact of our 2022 annual review on Non-GAAP Operating Earnings was favorable by $28 million before taking into consideration the tax impacts or $22 million after tax. For Individual Retirement segment, the impacts primarily reflect updated mortality on our older payout business. For Group Retirement segment, the impacts reflect updated economic assumptions. The annual update for Protection Solutions segment reflects favorable economic conditions and surrenders primarily on the VUL line. This, in turn, creates future profits and lowers the accrual on our PFBL reserve.
The net impact of assumption changes on Non-GAAP Operating Earnings in the third quarter 2022 decreased policy charges and fee income by $23 million, decreased policyholders’ benefits by $9 million, increased interest credited to policyholder account balances by $1 million and decreased amortization of DAC by $43 million. Non-GAAP Operating Earnings excludes items related to Variable annuity product features, such as changes in the fair value of the embedded derivatives associated with the GMIBNLG liability and the effect of benefit ratio unlock adjustments.
2021 Assumption Updates
The impact of our 2021 annual review on Non-GAAP Operating Earnings was favorable by $8 million before taking into consideration the tax impacts or $6 million after tax. For the Individual Retirement segment, the impacts primarily reflect updated mortality on our older payout business. For Group Retirement segment, the impacts reflect updated economic assumptions. The annual update for Protection Solutions segment reflects favorable economic conditions and surrenders primarily on the VUL line. This, in turn, creates future profits and lowers the accrual on our PFBL reserve.
The net impact of assumption changes on Non-GAAP Operating Earnings in the third quarter 2021 decreased Policy charges and fee income by $28 million, increased Policyholders’ benefits by $22 million and decreased Amortization of DAC by $58 million. Non-GAAP Operating Earnings excludes items related to Variable annuity product features, such as changes in the fair value of the embedded derivatives associated with the GMIBNLG liability and the effect of benefit ratio unlock adjustments.
Macroeconomic and Industry Trends
Our business and consolidated results of operations are significantly affected by economic conditions and consumer confidence, conditions in the global capital markets and the interest rate environment.
Financial and Economic Environment
A wide variety of factors continue to impact financial and economic conditions. These factors include, among others, increased volatility in the capital markets, equity market declines, rising interest rates, inflationary pressures, plateauing or decreasing economic growth, high fuel and energy costs, changes in fiscal or monetary policy and geopolitical tensions. The invasion of Ukraine by Russia and the sanctions and other measures imposed in response to this conflict significantly increased the level of volatility in the financial markets and have increased the level of economic and political uncertainty.
Stressed conditions, volatility and disruptions in the capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio. In addition, our insurance liabilities and derivatives are sensitive to changing market factors, including equity market performance and interest rates. During the third quarter 2022, equity markets continued their decline, while interest rates continued to rise, and are anticipated to continue to rise throughout the year based on statements of members of the Board of Governors of the Federal Reserve System. An increase in market volatility could continue to affect our business, including through effects on the yields we earn on invested assets, changes in required reserves and capital and fluctuations in the value of our AUM, AV or AUA from which we derive our fee income. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation and levels of global trade.
The potential for increased volatility, coupled with prevailing interest rates remaining below historical averages despite recent increases, could pressure sales and reduce demand for our products as consumers consider purchasing alternative products to meet their objectives. In addition, this environment could make it difficult to consistently develop products that are attractive to customers. Financial performance can be adversely affected by market volatility and equity market declines as fees driven by AV and AUM fluctuate, hedging costs increase and revenues decline due to reduced sales and increased outflows.
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

Inflation Reduction Act. On August 16, 2022, President Biden signed the Inflation Reduction Act into law which introduces a 15% minimum tax based on financial statement income as well as a 1% excise tax on share buybacks, effective for tax years beginning in 2023. While neither the minimum tax nor the excise tax on share buybacks are currently expected to have a significant impact on the Company, we continue to monitor developments and regulations associated with the Inflation Reduction Act for any potential future impacts on our business, results of operations and financial condition.
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
In July 2022, the NYDFS proposed amendments to the New York Cybersecurity Requirements for Financial Services Companies promulgated by the NYDFS in March 2017. The amendments, if adopted, would require new reporting, governance and oversight measures be implemented, enhance certain cybersecurity safeguards (e.g., annual audits, vulnerability assessments, and password controls and monitoring), and mandate notifications in the event that a covered entity makes a cyber-ransom payment. The pre-proposal comment period on these draft amendments ended in August 2022, and an additional comment period is expected in the future.
Fiduciary Rules / “Best Interest” Standards of Conduct. The NYDFS’ amendments to Regulation 187 - Suitability and Best Interests in Life Insurance and Annuity Transactions (“Regulation 187”) incorporate the “best interest” standard for annuity transactions and they expand the scope of the regulation to include sales of life insurance policies to consumers. In April 2021, the Appellate Division of the New York Supreme Court overturned Regulation 187 for being unconstitutionally vague, although the New York State Court of Appeals reversed this ruling on October 20, 2022. We cannot predict whether any rules or rule amendments will be adopted by either the SEC or NYDFS, what form any such final rules may take, or what effect adoption of such rules or amendments would have on our business or compliance costs.
Productivity Strategies
Retirement and Protection Businesses
As part of our continuing efforts to drive productivity improvements, in January 2021, we began a new program expected to achieve $80 million of targeted run-rate expense savings by 2023, of which $43 million has been achieved as of September 30, 2022. We expect to achieve these savings by shifting our workforce into an agile working model, leveraging technology-enabled capabilities, optimizing our real estate footprint, and continuing to realize a portion of COVID-19 related savings.

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
In the first quarter 2022, the Company updated its Non-GAAP Operating Earnings measure to exclude the DAC amortization impact of near-term fluctuations in indexed segment returns on the SCS variable annuity product to reflect the impact of market fluctuations consistently with the long term duration of the product. For the three and nine months ended September 30, 2022, Non-GAAP Operating Earnings was favorably impacted by this change in the amount of $24 million and $94 million for the three and nine months ended September 30, 2022, respectively. The presentation of Non-GAAP Operating Earnings in prior periods was not revised to reflect this modification, however, the Company estimated that had the treatment in the Company’s Non-GAAP Operating Earnings measure of the Amortization of DAC for SCS been modified in 2020, the pre-tax impact on Non-GAAP Operating Earnings of excluding the SCS-related DAC amortization from Non-GAAP Operating Earnings would have been an increase of $7 million for the three months ended September 30, 2021, and a decrease of $7 million, $16 million and $34 million for the nine months ended September 30, 2021, and years ended December 31, 2021 and 2020, respectively.
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
The table below presents a reconciliation of net income (loss) attributable to Holdings to Non-GAAP Operating Earnings for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Net income (loss) attributable to Holdings	$273	$672	$2,574	$(693)
Adjustments related to:
Variable annuity product features	(114)	172	(2,639)	3,632
Investment (gains) losses	333	(164)	890	(767)
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	19	27	57	87
Other adjustments (1) (2) (3)	39	141	407	672
Income tax expense (benefit) related to above adjustments	(59)	(35)	270	(761)
Non-recurring tax items	7	5	13	6
Non-GAAP Operating Earnings	$498	$818	$1,572	$2,176
______________
(1)Includes Separation Costs of $25 million and $62 million for the three months and nine months ended September 30, 2021, respectively. Separation costs were completed during 2021.
(2)Includes certain gross legal expenses related to the cost of insurance litigation of $2 million and $0 million, $168 million and $180 million for the three and nine months ended September 30, 2022 and 2021, respectively. Includes policyholder benefit costs of $0 million and $75 million for the three and nine months ended September 30, 2022 stemming from a deal to repurchase UL policies from one entity that had invested in numerous policies purchased in the life settlement market.
(3)Includes Non-GMxB related derivative hedge losses of ($28) million, ($4) million, ($68) million and $140 million for the three and nine months ended September 30, 2022 and 2021, respectively.

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
The following table presents return on average equity attributable to Holdings’ common shareholders, excluding AOCI and Non-GAAP Operating ROE for the trailing twelve months ended September 30, 2022.

Trailing Twelve Months Ended September 30, 2022
(in millions)
Net income (loss) available to Holdings’ common shareholders	$2,748
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$8,844

Trailing Twelve Months Ended September 30, 2022
(in millions)
Return on average equity attributable to Holdings’ common shareholders, excluding AOCI	31.1%

Non-GAAP Operating Earnings available to Holdings’ common shareholders	$2,141
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$8,844
Non-GAAP Operating ROE	24.2%
Non-GAAP Operating Common EPS
Non-GAAP operating common EPS is calculated by dividing Non-GAAP Operating Earnings by diluted common shares outstanding. The following table sets forth Non-GAAP operating common EPS for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(per share amounts)
Net income (loss) attributable to Holdings (1)	$0.72	$1.62	$6.72	$(1.64)
Less: Preferred stock dividends	0.03	0.03	0.14	0.12
Net income (loss) available to Holdings’ common shareholders	0.69	1.59	6.58	(1.76)
Adjustments related to:
Variable annuity product features	(0.31)	0.41	(6.89)	8.58
Investment (gains) losses	0.87	(0.41)	2.32	(1.81)
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	0.05	0.07	0.15	0.21
Other adjustments (2) (3) (4)	0.12	0.35	1.06	1.59
Income tax expense (benefit) related to above adjustments	(0.16)	(0.08)	0.71	(1.80)
Non-recurring tax items	0.02	0.01	0.03	0.01
Non-GAAP operating common EPS	$1.28	$1.94	$3.96	$5.02
______________
(1)For periods presented with a net loss, basic shares are used for EPS .
(2)Includes separation costs of $0.06 and $0.15 for the three months and nine months ended September 30, 2021, respectively.
(3)Includes certain gross legal expenses related to the cost of insurance litigation of $0.01, $0.00, $0.44 and $0.43 for the three and nine months ended September 30, 2022 and2021, respectively. Includes policyholder benefit costs of $0.00 and $0.20 for the three and nine months ended September 30, 2022 stemming from a deal to repurchase UL policies from one entity that had invested in numerous policies purchased in the life settlement market.
(4)Includes Non-GMxB related derivative hedge losses of ($0.07), ($0.01), ($0.18) and $0.31 for the three and nine months ended September 30, 2022 and 2021, respectively.
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
Our economic interest in AB was approximately 64% and 65% during the three months ended September 30, 2022 and 2021, and approximately 65% during the nine months ended September 30, 2022 and 2021. The slight decrease in economic interest was due to the issuance of AB Units relating to AB’s 100% acquisition of CarVal. On July 1, 2022, AB issued 3.2 million AB Units (with a fair value of $133 million) and recorded a $419 million liability for the issuance of additional AB Units on November 1, 2022. AB also recorded a contingent consideration payable of $227 million (to be paid predominantly in AB Units) based on CarVal achieving certain performance objectives over a six-year period ending December 31, 2027. The issuance of the AB Units is not expected to have a significant impact on Non-GAAP Operating Earnings and Net Income.
Consolidated Results of Operations
The following table summarizes our consolidated statements of income (loss) for the three and nine months ended September 30, 2022 and 2021:
Consolidated Statement of Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$796	$867	$2,449	$2,755
Premiums	259	230	744	729
Net derivative gains (losses)	68	(185)	3,118	(3,930)
Net investment income (loss)	842	997	2,357	2,914
Investment gains (losses), net:
Credit losses on available-for-sale debt securities and loans	(267)	(2)	(266)	4
Other investment gains (losses), net	(65)	165	(624)	763
Total investment gains (losses), net	(332)	163	(890)	767
Investment management and service fees	1,179	1,323	3,731	3,898
Other income	197	220	612	585
Total revenues	3,009	3,615	12,121	7,718

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions, except per share data)
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	625	751	2,599	2,518
Interest credited to policyholders’ account balances	378	305	1,002	905
Compensation and benefits	566	614	1,679	1,762
Commissions and distribution-related payments	368	436	1,184	1,215
Interest expense	51	59	148	184
Amortization of deferred policy acquisition costs	105	64	446	257
Other operating costs and expenses	497	456	1,617	1,511
Total benefits and other deductions	2,590	2,685	8,675	8,352
Income (loss) from continuing operations, before income taxes	419	930	3,446	(634)
Income tax (expense) benefit	(92)	(165)	(707)	222
Net income (loss)	327	765	2,739	(412)
Less: Net income (loss) attributable to the noncontrolling interest	54	93	165	281
Net income (loss) attributable to Holdings	273	672	2,574	(693)
Less: Preferred stock dividends	14	14	54	53
Net income (loss) available to Holdings’ common shareholders	$259	$658	$2,520	$(746)

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$0.69	$1.60	$6.62	$(1.76)
Diluted	$0.69	$1.59	$6.58	$(1.76)
Weighted average common shares outstanding (in millions):
Basic	374.5	411.3	380.6	423.2
Diluted	376.8	414.6	382.9	423.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Non-GAAP Operating Earnings	$498	$818	$1,572	$2,176

The following table summarizes our Non-GAAP Operating Earnings per common share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Non-GAAP operating earnings per common share:
Basic	$1.29	$1.95	$3.99	$5.02
Diluted	$1.28	$1.94	$3.96	$5.02

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
Net Income Attributable to Holdings
Net income attributable to Holdings decreased by $399 million, to a net income of $273 million for the three months ended September 30, 2022 from a net income of $672 million in the three months ended September 30, 2021. The following notable items were the primary drivers for the change in net income (loss):

Unfavorable items included:
•Investment gains decreased by $495 million mainly due to AFS fixed maturities in an unrealized loss position in anticipation of the EQUI-VEST Transaction and rebalancing program to reduce duration during 2022.
•Fee-type revenue decreased by $209 million mainly driven by lower average Separate Accounts AV within our Individual and Group Retirement segments as a result of lower equity markets, and lower advisory base fees, Bernstein Research Services revenues and distribution revenues in our Investment Management and Research segment primarily resulting from lower average AUM due to market depreciation.
•Net investment income decreased by $155 million mainly due to lower alternative investment income, lower prepayments, and lower income from seed capital investments (offset by hedging gains in derivatives), partially offset by higher income from floating rate securities, higher asset balances and GA optimization.
•Interest credited to policyholders’ account balances increased by $73 million mainly due to growth of SCS AV and increase in interest rates and average outstanding amounts of funding agreements during third quarter of 2022 compared to the third quarter 2021.
•Amortization of DAC increased by $41 million mainly due to equity market depreciation and less favorable assumption updates during the third quarter 2022 compared to the third quarter 2021.
These were partially offset by the following favorable items:
•Net derivative gains increased by $253 million from a $185 million loss from prior period due to equity market depreciation and more favorable assumption updates in the third quarter 2022 versus the prior period quarter partially offset by impacts from rising interest rate increases.
•Policyholders’ benefits decreased by $126 million mainly due to more favorable assumption updates in third quarter 2022 compared to third quarter 2021 partially offset by equity market depreciation during the third quarter 2022 compared to equity market appreciation during the third quarter 2021 (offset in Net Derivative gains) and higher benefits due to strong growth in Employee Benefits.
•Commissions and distribution-related payments decreased by $68 million mainly due to lower payments to financial intermediaries for the distribution of AB mutual funds in our Investment Management and Research segment and lower AV in our Individual Retirement segment related to equity market depreciation.
•Net income attributable to noncontrolling interest decreased by $39 million mainly due to lower AB pre-tax income and consolidated VIE losses during the third quarter 2022.
•Income tax expense decreased by $73 million mainly due to a decrease in pre-tax income in the third quarter 2022, partially offset by a higher effective tax rate.
Non-GAAP Operating Earnings
Non-GAAP Operating Earnings decreased by $319 million to $498 million for the three months ended September 30, 2022 from $818 million in the three months ended September 30, 2021. The following notable items were the primary drivers for the change in Non-GAAP Operating Earnings:
Unfavorable items included:
•Fee-type revenue decreased by $214 million mainly due to lower average Separate Accounts AV within our Individual and Group Retirement segments as a result of lower equity markets, and lower advisory base fees, Bernstein Research Services revenues and distribution revenues in our Investment Management and Research segment primarily resulting from lower average AUM due to market depreciation.
•Net investment income decreased by $163 million mainly due to lower alternative investment income, lower prepayments and lower income from seed capital investments (offset by hedging gains in derivatives), partially offset by higher income from floating rate securities and higher income from new investment yields.
•Interest credited to policyholders’ account balances increased by $73 million mainly due to growth of SCS AV and increase in interest rates and average outstanding amounts of funding agreements during third quarter 2022 compared to the third quarter 2021.

•Policyholders’ benefits increased by $46 million mainly due to equity market depreciation during the third quarter 2022 compared to equity market appreciation during the third quarter 2021 (offset in Net Derivative gains), higher benefits due to strong growth in Employee Benefits partially offset by more favorable assumption updates in third quarter 2022 compared to third quarter 2021.
•Amortization of DAC increased by $30 million mainly due to equity market depreciation and less favorable assumption updates during the third quarter 2022 compared to the third quarter 2021.
•Compensation, benefits and other operating costs and expenses increased by $24 million mainly due to unfavorable COLI impacts.
These were partially offset by the following favorable items:
•Net derivative gains increased by $82 million from a $64 million gain in the prior period mainly due to equity market depreciation (offset in Policyholder’s benefits) during third quarter 2022 partially offset by inflation related hedging losses on TIPS.
•Commissions and distribution-related payments decreased by $68 million mainly due to lower AV in our Individual Retirement segment related to equity market depreciation and lower payments to financial intermediaries for the distribution of AB mutual funds within our Investment Management and Research segment,
•Earnings attributable to the noncontrolling interest decreased by $24 million mainly due to lower Operating earnings in our Investment Management and Research segment.
•Income tax expense decreased by $48 million driven by lower pre-tax earnings,

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Net Income Attributable to Holdings
Net loss attributable to Holdings increased by $3.3 billion to a net income of $2.6 billion for the nine months ended September 30, 2022 from a net loss of $693 million for the nine months ended September 30, 2021. The following notable items were the primary drivers for the change in net income (loss):
Favorable items included:
•Net derivative gains increased $7.0 billion from a $3.9 billion loss in prior period driven by reduced interest rate derivative positions and equity market depreciation during 2022 as compared to 2021.
•Commissions and distribution-related payments decreased by $31 million mainly due to lower AV in our Individual Retirement segment related to equity market depreciation and lower payments to financial intermediaries for the distribution of AB mutual funds within our Investment Management and Research segment, partially offset by growth in broker dealer sales and higher sales of Employee Benefits products in our Protection Solutions segment.
•Net income attributable to noncontrolling interest decreased by $116 million mainly due to losses from AB’s consolidated VIEs and lower AB pre-tax income.
These were partially offset by the following unfavorable items:
•Investment gains decreased by $1.7 billion mainly due to AFS fixed maturities in an unrealized loss position in anticipation of the EQUI-VEST Transaction and prior year rebalancing in the General Account portfolio associated with the Venerable Transaction and the rebalancing program to reduce duration during 2022.
•Net investment income decreased by $557 million mainly due to lower alternative investment income, lower prepayments, lower assets due to the prior year Venerable Transaction, and lower income from seed capital investments (offset by hedging gains in derivatives), partially offset by higher income from floating rate securities, higher income from TIPS (offset in inflation related hedging losses) and GA optimization.
•Fee-type revenue decreased by $431 million mainly driven by lower fees in our Individual Retirement segment as a result of lower equity markets and fee-income ceded to Venerable partially offset by higher premiums due to growth in Employee Benefits (offset in Policyholder’s benefits).

•Amortization of DAC increased by $189 million mainly due to equity market depreciation and less favorable assumption updates during 2022 compared to 2021.
•Interest credited to policyholders’ account balances increased by $97 million mainly due to growth of SCS AV and increase in interest rates and average outstanding amounts of funding agreements during 2022.
•Policyholders’ benefits increased by $81 million mainly due to the equity market depreciation during 2022 compared to equity market appreciation during 2021 (offset in Net Derivative gains), higher claims in Individual Retirement segment partially offset by more favorable assumption updates during 2022 and impact of the Venerable Transaction on GMxB reserve accrual.
•Compensation, benefits and other operating expenses increased by $23 million mainly due to higher general and administrative expenses in our Investment Management and Research segment, unfavorable COLI impacts related to 2022 equity markets and higher consulting expenses partially offset by lower fund expenses from lower average assets due to the Venerable Transactions and lower separation expenses and legal reserve accruals.
•Income tax expense increased by $929 million primarily due to pre-tax income in the nine months ended 2022 compared to a pre-tax loss in the nine months ended 2021, partially offset by higher effective tax rate.
See “—Significant Factors Impacting Our Results—Effect of Assumption Updates on Operating Results” for more information regarding assumption updates.
Non-GAAP Operating Earnings
Non-GAAP Operating Earnings decreased by $604 million to $1.6 billion for the nine months ended September 30, 2022 from $2.2 billion in the nine months ended September 30, 2021. The following notable items were the primary drivers for the change in Non-GAAP Operating Earnings.
Unfavorable items included:
•Fee-type revenue decreased by $432 million mainly due to lower fees in our Individual Retirement segment as a result of lower equity markets and fee-income ceded to Venerable partially offset by higher premiums due to growth in Employee Benefits (offset in Policyholder’s benefits).
•Net investment income decreased by $415 million mainly due to lower alternative investment income, lower prepayments, lower assets due to the prior year Venerable Transaction, and lower income from seed capital investments (offset by hedging gains in derivatives) partially offset by higher income from floating rate securities and TIPS (offset in inflation related hedging losses) and GA optimization.
•Policyholders’ benefits increased by $318 million mainly due to the equity market depreciation during 2022 compared to equity market appreciation during 2021 (offset in Net Derivative gains) and higher claims in Individual Retirement segment partially offset by the impact of the Venerable Transaction on GMxB reserve accrual and lower mortality and lower accrual of PFBL reserves in our Protection Solutions segment.
•Compensation, benefits and other operating costs and expenses increased by $127 million mainly due to higher general and administrative expenses in our Investment Management and Research segment, unfavorable COLI impacts related to 2022 equity market depreciation and higher consulting expenses partially offset by lower fund expenses from lower average assets due to the Venerable Transaction.
•Interest credited to policyholders’ account balances increased by $97 million mainly due to an increase in interest rates and average outstanding amounts of funding agreements and the growth of SCS AV during 2022.
•Amortization of DAC increased by $99 million mainly due to equity market depreciation and less favorable assumption updates during 2022 compared to 2021.
These were partially offset by the following favorable items:
•Net derivative gains increased $692 million from a $114 million loss in the prior period mainly due to equity markets depreciation (offset in Policyholders’ benefits) during 2022.
•Earnings attributable to the noncontrolling interest decreased by $43 million mainly due to lower Operating earnings in our Investment Management and Research segment.
•Commissions and distribution-related payments decreased by $31 million mainly due to lower AV in our Individual Retirement segment related to equity market depreciation and lower payments to financial intermediaries for the distribution of AB mutual funds within our Investment Management and Research segment, partially offset by growth in broker dealer sales and higher sales of Employee Benefits products in our Protection Solutions segment.
•Income tax expense decreased by $103 million mainly driven by lower pre-tax earnings, partially offset by higher effective tax rate.
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
The following table summarizes operating earnings (loss) on our segments and Corporate and Other for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Operating earnings (loss) by segment:
Individual Retirement	$270	$316	$837	$1,093
Group Retirement	134	192	415	514
Investment Management and Research	94	134	330	381
Protection Solutions	72	160	208	264
Corporate and Other	(72)	16	(218)	(76)
Non-GAAP Operating Earnings	$498	$818	$1,572	$2,176
Effective Tax Rates by Segment
Income tax expense is calculated using the ETR and then allocated to our business segments using an 19% ETR for our retirement and protection businesses (Individual Retirement, Group Retirement, and Protection Solutions) and a 27% ETR for Investment Management and Research.
Individual Retirement
The Individual Retirement segment includes our variable annuity products which primarily meet the needs of individuals saving for retirement or seeking retirement income.
The following table summarizes operating earnings of our Individual Retirement segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Operating earnings	$270	$316	$837	$1,093

Key components of operating earnings are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
REVENUES
Policy charges, fee income and premiums	$385	$439	$1,152	$1,457
Net investment income	348	296	933	972
Net derivative gains (losses)	140	77	514	(51)
Investment management, service fees and other income	144	186	462	579
Segment revenues	$1,017	$998	$3,061	$2,957

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$300	$272	$998	$641
Interest credited to policyholders’ account balances	101	70	255	205
Commissions and distribution-related payments	61	89	208	245
Amortization of deferred policy acquisition costs	109	88	292	239
Compensation, benefits and other operating costs and expenses	105	96	272	307
Interest expense	—	—	—	—
Segment benefits and other deductions	$676	$615	$2,025	$1,637

The following table summarizes AV for our Individual Retirement segment as of the dates indicated:

	September 30, 2022	December 31, 2021
	(in millions)
AV (1)
General Account	$35,509	$37,698
Separate Accounts	55,013	74,206
Total AV	$90,522	$111,904
(1)AV presented are net of reinsurance.
The following table summarizes a roll-forward of AV for our Individual Retirement segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Balance as of beginning of period	$94,263	$108,435	$111,904	$117,390
Gross premiums	3,083	2,848	9,065	8,138
Surrenders, withdrawals and benefits	(2,318)	(2,835)	(7,614)	(8,819)
Net flows (1)	765	13	1,451	(681)
Investment performance, interest credited and policy charges	(4,506)	(697)	(22,833)	7,912
Ceded to Venerable (2)	—	—	—	(16,927)
Other (3) (4)	—	(38)	—	19
Balance as of end of period	$90,522	$107,713	$90,522	$107,713
______________
(1)For the three and nine months ended September 30, 2022 and 2021, net flows of $(258) million, $(322) million, $(840) million and $(442) million and investment performance, interest credited and policy charges of $(721) million, $(273) million, $(4,108) million and $(125) million, respectively, are excluded as these amounts are related to ceded AV to Venerable.
(2)Effective June 1, 2021, AV excludes activity related to ceded AV to Venerable. In addition, roll-forward reflects the AV ceded to Venerable as of the transaction date. For additional information on the Venerable Transaction see Note 1 of the Notes to Consolidated Financial Statements.

(3)For the three months and nine months ended September 30, 2021 amounts reflect $(38) million transfer of policyholders account balances to future policyholder benefits and other policyholders liabilities related to structured settlement contracts.
(4)For the nine months ended September 30, 2021, amounts reflect $57 million of AV transfer of a closed block of GMxB business from GR to IR.
Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021 for the Individual Retirement Segment
Operating earnings
Operating earnings decreased $46 million to $270 million during the three months ended September 30, 2022 from $316 million in the three months ended September 30, 2021. The following notable items were the primary drivers of the change in operating earnings:
Unfavorable items included:
•Fee-type revenue decreased by $90 million due to lower average Separate Accounts AV as result of equity market depreciation.
•Interest credited to policyholders’ account balances increased by $31 million mainly due to the growth of SCS AV during third quarter 2022.
•Amortization of DAC increased by $21 million mainly driven by equity market depreciation during the third quarter 2022.
•Compensation, benefits and other operating costs and expenses increased by $9 million primarily due to higher performance shares driven by higher equity and restricted stock expense.

•Income tax expense increased by $4 million mainly driven by a higher effective tax rate.

These were partially offset by the following favorable items:
•Net investment income increased by $52 million mainly due to higher income primarily from floating rate securities, higher SCS asset balances and GA optimization, partially offset by lower income from alternative investments and lower prepayments.
•Non-GMxB related Policyholders’ benefits decreased by $39 million due to the non-repeat of Q3 2021 payout assumption update.
•Commissions and distribution-related payments decreased by $28 million mainly due to lower average asset balances as result of equity market performance.
Net Flows and AV
• Total AV as of September 30, 2022 was $90.5 billion, down $3.7 billion, compared to June 30, 2022. The decline in AV was primarily due to a $4.5 billion decrease in equity markets, partially offset by $765 million in net inflows.
•Net inflows of $765 million were $752 million higher than in the three months ended September 30, 2021, mainly driven by $1.3 billion of inflows on our newer, less capital-intensive products, partially offset by $498 million of outflows on our older fixed-rate GMxB block.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021 for the Individual Retirement Segment
Operating earnings
Operating earnings decreased $256 million to $837 million during the nine months ended September 30, 2022 from $1.1 billion in the nine months ended September 30, 2021. The following notable items were the primary drivers of the change in operating earnings:

Unfavorable items included:
•Fee-type revenue decreased by $336 million mainly due to lower average Separate Accounts AV as result of lower equity markets and the impact of AV ceded to Venerable, partially offset by commission reimbursements in Other Income.
•Amortization of DAC increased by $53 million mainly due to equity market depreciation during 2022 compared to 2021.
•Interest credited to policyholders’ account balances increased by $50 million mainly due to the growth of SCS AV during 2022.
•Net investment income decreased by $39 million mainly due to lower alternative investment income, lower prepayments and lower assets due to the Venerable transaction partially offset by higher income from floating rate securities, TIPS, higher SCS asset balances and GA optimization.
These were partially offset by the following favorable items:
•Net GMxB results increased $89 million primarily due to improved GMxB margin from the Venerable Transaction, which mitigated the higher claims in 2022. GMxB results are included in policy charges and fee income, net derivative gains (losses), and policyholders’ benefits.
•Commissions and distribution-related payments decreased by $37 million mainly due to lower AV due to equity market depreciation during 2022.
◦Compensation, benefits and other operating costs and expenses decreased by $35 million primarily due to lower allocated compensation related expenses, primarily associated with lower headcount, and lower subadvisory fees.

•Income tax expense decreased by $28 million mainly driven by lower pre-tax earnings partially offset by a higher effective tax rate in 2022.
Net Flows and AV
•The decline in AV of $21.4 billion in the nine months ended September 30, 2022 was driven by a decrease in investments performance and interest credited to account balances, net of policy charges of $22.8 billion as a result of equity market depreciation in 2022, partially offset by net inflows of $1.5 billion.
•Net inflows of $1.5 billion were $2.1 billion higher than in the nine months ended September 30, 2021, mainly driven by $3.1 billion of inflows on our newer, less capital-intensive products, partially offset by $1.6 billion of outflows on our older fixed-rate GMxB block.
Group Retirement
The Group Retirement segment offers tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses.
The following table summarizes operating earnings of our Group Retirement segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Operating earnings	$134	$192	$415	$514
Key components of operating earnings are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
REVENUES
Policy charges, fee income and premiums	$80	$96	$257	$273
Net investment income	160	189	503	564
Net derivative (losses) gains	(11)	(11)	(23)	(16)
Investment management, service fees and other income	60	69	187	197
Segment revenues	$289	$343	$924	$1,018

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$—	$—	$—	$—
Interest credited to policyholders’ account balances	79	77	229	227
Commissions and distribution-related payments	12	12	43	41
Amortization of deferred policy acquisition costs	(20)	(24)	3	(11)
Compensation, benefits and other operating costs and expenses	47	45	134	140
Interest expense	1	—	1	—
Segment benefits and other deductions	$119	$110	$410	$397
The following table summarizes AV and AUA for our Group Retirement segment as of the dates indicated:

	September 30, 2022	December 31, 2021
	(in millions)
AV and AUA
General Account	$13,234	$13,046
Separate Accounts and Mutual Funds (1)	26,476	34,763
Total AV and AUA	$39,710	$47,809
____________
(1) Prior period amounts related to Separate Account AV and Mutual Funds AUA were revised to include Mutual Fund AUA. The impact of the revision to December 31, 2021 total AV and AUA was $457 million.

The following table summarizes a roll-forward of AV and AUA for our Group Retirement segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021 (1)	2022	2021 (1)
	(in millions)
Balance as of beginning of period	$41,167	$46,299	$47,809	$42,756
Gross premiums	861	849	3,496	2,761
Surrenders, withdrawals and benefits	(918)	(984)	(2,886)	(2,831)
Net flows	(57)	(135)	610	(70)
Investment performance, interest credited and policy charges	(1,400)	(247)	(8,709)	3,288
Other (2)	—	—	—	(57)
Balance as of end of period	$39,710	$45,917	$39,710	$45,917
____________
(1)Prior period amounts related to the AV and AUA roll-forward were updated to include Mutual Fund AUA. The impact of the revision to the beginning balance of the three months and nine months ended September 30, 2021 were $376 million and $297 million, respectively. Net Flows revision impact for the three months and nine months ended September 30, 2021 were $0 million and $48 million. Investment performance, interest credited and policy charges revision impact for the three months and nine months ended September 30, 2021 were $3 million and $28 million, respectively.

(2)For the three months and nine months ended September 30, 2021, amounts reflect AV transfer of GMxB closed block business from GR to IR.
Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021 for the Group Retirement Segment
Operating earnings
Operating earnings decreased by $58 million to $134 million during the three months ended September 30, 2022 from $192 million in the three months ended September 30, 2021. The following notable items were the primary drivers of the change in operating earnings:
Unfavorable items included:
•Net investment income decreased by $29 million due to lower alternative investment income and lower prepayments, partially offset by higher income primarily from floating rate securities, higher asset balances and General Account optimization.
•Fee-type revenue decreased by $25 million due to lower average Separate Account AV from lower equity market performance.
These were partially offset by the following favorable items:
•Amortization of DAC increased by $4 million mainly due to more favorable assumption updates in 2022 compared to 2021.
•Income tax expense decreased by $5 million mainly driven by lower pre-tax earnings, partially offset by a higher effective tax rate in 2022.
See “—Significant Factors Impacting Our Results—Effect of Assumption Updates on Operating Results” for more information regarding assumption updates.
Net Flows and AV
•The decrease in AV of $1.5 billion in the three months ended September 30, 2022 was driven by equity market performance and net outflows of $57 million.
•Net outflows of $57 million improved by $78 million due to higher gross premiums and lower outflows.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021 for the Group Retirement Segment
Operating earnings
Operating earnings decreased by $99 million to $415 million during the nine months ended September 30, 2022 from $514 million during the nine months ended September 30, 2021. The following notable items were the primary drivers of the change in operating earnings:
Unfavorable items included:
•Net investment income decreased by $61 million primarily due to lower alternative investment income and lower prepayments partially offset by higher income from floating rate securities, TIPS and General Account optimization.
•Fee-type revenue decreased by $26 million due to lower average Separate Account AV from lower equity market performance.
•Net derivative losses increased by $7 million due to inflation related hedging loss offset on TIPS in the General Account.
These were partially offset by the following favorable items:
•Income tax expense decreased by $8 million primarily driven by lower pre-tax earnings partially offset by a higher effective tax rate in 2022.
Net Flows and AV
•The decrease in AV of 6.2 billion in the nine months ended September 30, 2022 was primarily due to market depreciation, partially offset by net inflows of $610 million.
•Net inflows of $610 million increased by $680 million compared to 2021, driven by strong gross premiums reflecting strong sales and client engagement, partially offset by higher outflows.
Investment Management and Research
The Investment Management and Research segment provides diversified investment management, research and related services to a broad range of clients around the world. Operating earnings (loss), net of tax, presented here represents our economic interest in AB of approximately 64% and 65% during the three months ended September 30, 2022 and 2021, and approximately 65% during the nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Operating earnings	$94	$134	$330	$381

Key components of operating earnings are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
REVENUES
Net investment income	$(9)	$(2)	$(58)	$10
Net derivative gains (losses)	15	2	57	(7)
Investment management, service fees and other income	990	1,093	3,135	3,166
Segment revenues	$996	$1,093	$3,134	$3,169

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
BENEFITS AND OTHER DEDUCTIONS
Commissions and distribution related payments	$152	$187	$487	$517
Compensation, benefits and other operating costs and expenses	636	622	1,930	1,831
Interest expense	5	—	9	1
Segment benefits and other deductions	$793	$809	$2,426	$2,349

Changes in AUM in the Investment Management and Research segment for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in billions)
Balance as of beginning of period	$646.8	$738.4	$778.6	$685.9
Long-term flows
Sales/new accounts	19.8	32.3	84.6	110.6
Redemptions/terminations	(24.9)	(21.5)	(72.2)	(78.1)
Cash flow/unreinvested dividends	(5.4)	(3.6)	(14.2)	(13.8)
Net long-term inflows (outflows) (2)	(10.5)	7.2	(1.8)	18.7
Adjustments (1)	—	—	(0.4)	—
Acquisition (3)	12.2	—	12.2	—
Market appreciation (depreciation)	(35.8)	(3.4)	(175.9)	37.6
Net change	(34.1)	3.8	(165.9)	56.3
Balance as of end of period	$612.7	$742.2	$612.7	$742.2
__________
(1)Approximately $0.4 billion of Institutional AUM was removed from AB total assets under management during the second quarter 2022 due to a change in the fee structure.
(2)Institutional net flows include $3.9 billion and $4.5 billion of AXA's redemptions of certain low-fee fixed income mandates for the three and nine months ended September 30, 2022, respectively.
(3)The CarVal acquisition added approximately $12.2 billion of Institutional AUM in the third quarter 2022.

Average AUM in the Investment Management and Research segment for the periods presented by distribution channel and investment services were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in billions)
Distribution Channel:
Institutions	$297.0	$331.1	$312.8	$323.3
Retail	250.9	299.5	274.9	284.1
Private Wealth	106.0	116.8	111.6	112.4
Total	$653.9	$747.4	$699.3	$719.8

Investment Service:
Equity Actively Managed	$222.8	$262.8	$245.7	$244.2
Equity Passively Managed (1)	56.7	70.4	61.8	67.8
Fixed Income Actively Managed – Taxable	198.9	252.5	216.4	254.8
Fixed Income Actively Managed – Tax-exempt	53.7	54.9	54.7	53.0
Fixed Income Passively Managed (1)	11.3	9.4	12.1	8.8
Alternatives/Multi-Asset Solutions (2)	110.5	97.4	108.6	91.2
Total	$653.9	$747.4	$699.3	$719.8
____________
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity of fixed income services.
Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021 for the Investment Management and Research Segment
Operating earnings
Operating earnings decreased $40 million to $94 million during the three months ended September 30, 2022 from $134 million during the three months ended September 30, 2021. The following notable items were the primary drivers of the change in operating earnings:
Unfavorable items included:
•Fee-type revenue decreased by $103 million primarily due to lower investment advisory base fees, distribution revenues, and Bernstein Research Services revenues. Lower investment advisory base fees and distribution revenues were driven by lower average AUM. Lower Bernstein Research Services revenues were primarily driven by significantly lower customer trading activity in Europe and Asia due to the prevailing macro-economic environment.
•Compensation, benefits, interest expense and other operating costs increased by $19 million mainly due to higher general and administrative costs.
These were partially offset by the following favorable items:
•Commissions and distribution-related payments decreased by $35 million mainly due to lower payments to financial intermediaries for the distribution of AB mutual funds.
•Net derivative gains, net of net investment income, was favorable by $6 million. Net derivative gains increased $13 million mainly due to gains from economically hedging seed capital investments, partially offset by a decrease in Net investment income of $7 million mainly due to losses on the seed capital investments subject to market risk.
•Earnings attributable to noncontrolling interest decreased by $26 million due to lower pre-tax earnings.
•Income tax expense decreased by $14 million primarily due to lower pre-tax earnings.
Long-Term Net Flows and AUM

•Total AUM as of September 30, 2022 was $612.7 billion, down $34.1 billion, or 5.3%, compared to June 30, 2022. During the third quarter 2022, AUM decreased primarily as a result of market depreciation of $35.8 billion and net outflows of $10.5 billion, partially offset by the addition of $12.2 billion due to the acquisition of CarVal. Net outflows were due to Institution net outflows of $6.3 billion and Retail net outflows of $5.0 billion partially offset by Private Wealth net inflows of $0.8 billion. Excluding AXA redemptions of low-fee fixed income mandates of $3.9 billion, AB generated net outflows of $6.6 billion in the third quarter 2022.
Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021 for the Investment Management and Research Segment
Operating earnings
Operating earnings decreased $51 million to $330 million during the nine months ended September 30, 2022 from $381 million in the nine months ended September 30, 2021. The following notable items were the primary drivers of the change in operating earnings:
Unfavorable items included:
•Compensation, benefits, interest expense and other operating costs increased by $107 million mainly due to higher general and administrative costs, primarily relating to higher portfolio servicing fees, professional fees and technology fees.
•Net investment income, net of derivative gains, was unfavorable by $4 million. Net investment income decreased by $68 million mainly due to higher losses on the seed capital investments subject to market risk, offset by an increase in Net derivative gains of $64 million mainly due to higher gains from economically hedging the seed capital investments.
•Fee-type revenue decreased by $31 million primarily due to lower investment advisory base fees and Bernstein Research Services revenues, offset by higher performance based fees. The decrease in investment advisory base fees was primarily driven by lower average AUM. The decrease in Bernstein Research Services revenues were primarily driven by significantly lower customer trading activity in Europe and Asia due to the prevailing macro-economic environment. The increase in performance based fees was primarily due to higher performance fees earned on AB’s U.S. Real Estate Funds, partially offset by lower performance fees earned on AB’s U.S. Select Equity Long/Short and Private Credit Fund.
These were partially offset by the following favorable items:
•Commissions and distribution-related payments decreased by $30 million mainly due to lower payments to financial intermediaries for the distribution of AB mutual funds.
•Earnings attributable to noncontrolling interest decreased by $40 million due to lower pre-tax earnings.
•Income tax expense decreased by $21 million due to lower pre-tax earnings.
Long-Term Net Flows and AUM
•Total AUM as of September 30, 2022 was $612.7 billion, down $165.9 billion, or 21.3%, compared to December 31, 2021, and down $129.5 billion, or 17.5%, compared to September 30, 2021. During the nine months ended September 30, 2022, AUM decreased primarily as a result of market depreciation of $175.9 billion partially offset by the addition of $12.2 billion due to the acquisition of CarVal. During the twelve months ended September 30, 2022, AUM decreased primarily as a result of market depreciation of $147.0 billion partially offset by net inflows of $5.7 billion and the addition of $12.2 billion due to the acquisition of CarVal. Excluding AXA redemptions of low-fee fixed income mandates of $4.5 billion, AB generated net inflows of $2.7 billion and $10.2 billion during the nine and twelve month periods ended September 30, 2022.
•During the nine months ended September 30, 2022, Retail net outflows of $8.2 billion were offset by Institutional and Private Wealth net inflows of $4.6 billion and $1.8 billion, respectively. During the twelve months ended September 30, 2022, Institutional and Private Wealth net inflows were $5.0 billion and $2.6 billion, respectively, offset by Retail net outflows of $1.9 billion.

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
The following table summarizes operating earnings (loss) of our Protection Solutions segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Operating earnings (loss)	$72	$160	$208	$264
Key components of operating earnings (loss) are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
REVENUES
Policy charges, fee income and premiums	$505	$482	$1,544	$1,493
Net investment income	236	294	760	827
Net derivative (losses) gains	(13)	(7)	(18)	(18)
Investment management, service fees and other income	63	69	192	194
Segment revenues	$791	$838	$2,478	$2,496

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$414	$392	$1,364	$1,370
Interest credited to policyholders’ account balances	130	126	380	383
Commissions and distribution related payments	46	44	132	120
Amortization of deferred policy acquisition costs	14	4	78	63
Compensation, benefits and other operating costs and expenses	96	78	266	241
Interest expense	—	—	—	—
Segment benefits and other deductions	$700	$644	$2,220	$2,177
The following table summarizes Protection Solutions Reserves for our Protection Solutions segment as of the dates presented:

	September 30, 2022	December 31, 2021
	(in millions)
Protection Solutions Reserves (1)
General Account	$18,243	$18,625
Separate Accounts	12,783	17,012
Total Protection Solutions Reserves	$31,026	$35,637
_______________
(1)Does not include Protection Solutions Reserves for our employee benefits business as it is a start-up business and therefore has immaterial in-force policies.

The following table presents our in-force face amounts for the periods indicated, respectively, for our individual life insurance products:

	September 30, 2022	December 31, 2021
	(in billions)
In-force face amount by product: (1)
Universal Life (2)	$43.7	$45.9
Indexed Universal Life	27.6	27.9
Variable Universal Life (3)	132.8	132.8
Term	213.0	215.4
Whole Life	1.2	1.2
Total in-force face amount	$418.3	$423.2
_______________
(1)Includes individual life insurance and does not include employee benefits as it is a start-up business and therefore has immaterial in-force policies.
(2)UL includes GUL.
(3)VUL includes VL and COLI.

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021 for the Protection Solutions Segment
Operating earnings (loss)
Operating earnings decreased by $88 million to $72 million during the three months ended September 30, 2022 from $160 million in the three months ended September 30, 2021. The following notable items were the primary drivers of the change in operating earnings:
Unfavorable items included:
•Net investment income decreased by $58 million mainly due to lower alternative investment income and lower prepayments partially offset by higher income from floating rate securities, higher asset balances and GA optimization.
•Policyholders’ benefits increased by $22 million mainly due to less favorable assumption updates in 2022 compared to 2021 and higher benefits due to strong growth in Employee Benefits, partially offset by lower Term mortality in 2022 compared to 2021 and lower accrual for PFBL reserves.
•Compensation, benefits and other operating costs and expenses increased by $18 million mainly due to higher performance share expense due to equity returns, and restricted stock expense.
•Amortization of DAC increased by $10 million mainly due to less favorable assumption update in 2022 compared to 2021.
These were partially offset by the following favorable items:
•Fee-type revenue increased by $17 million mainly driven by higher premiums due to growth in Employee Benefits (offset in Policyholder’s benefits).
•Income tax expense decreased by $15 million primarily due to lower pre-tax earnings, partially offset by a higher effective tax rate in 2022.
Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021 for the Protection Solutions Segment
Operating earnings
Operating earnings decreased $56 million to $208 million during the nine months ended September 30, 2022 from $264 million in the nine months ended September 30, 2021. The following notable items were the primary drivers of the change in operating earnings:
Unfavorable items included:
•Net investment income decreased by $67 million mainly due to lower alternative investment income and lower prepayments partially offset by higher income from floating rate securities, TIPS and GA optimization
•Compensation, benefits and other operating costs and expenses increased by $25 million mainly due to higher performance share expense due to equity returns, and an increase in subadvisory fees and consulting expenses.
•Amortization of DAC increased by $15 million mainly due to less favorable assumption updates in 2022 compared to 2021.
•Commissions and distribution-related payments increased by $12 million mainly due to higher sales of Employee Benefits products.
These were partially offset by the following favorable items:
•Fee-type revenue increased by $49 million mainly driven by higher premiums due to growth in Employee Benefits (offset in Policyholder’s benefits).
•Policyholders’ benefits decreased by $6 million mainly due to lower mortality in 2022 compared to 2021 and lower PFBL reserves, partially offset by a higher increase in EB reserves.
•Income tax expense decreased by $5 million primarily due to lower pre-tax earnings, partially offset by a higher effective tax rate in 2022.

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
The following table summarizes operating earnings (loss) of Corporate and Other for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Operating earnings (loss)	$(72)	$16	$(218)	$(76)
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
Risk tolerances are established for credit risk, market risk, liquidity risk and concentration risk across types of issuers and asset classes that seek to mitigate the impact of cash flow variability arising from these risks. Significant interest rate increases and market volatility in 2022 have reduced the fair value of fixed maturities from a net unrealized gain position to a net unrealized loss. These effects apply across the portfolio and are being assessed within the aggregate asset and liability management strategies. As a part of asset and liability management, we maintain a weighted average duration for our General Account investment portfolio that is within an acceptable range of the estimated duration of our liabilities given our risk appetite and hedging programs.
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

	Three Months Ended September 30,
	2022		2021
	Yield	Amount (2)	Yield	Amount (2)
	(Dollars in millions)
Fixed Maturities: (5)
Income (loss)	3.77%	$699	3.42%	$602
Ending assets		74,565		71,216
Mortgages:
Income (loss)	3.92%	148	3.99%	134
Ending assets		15,688		13,448
Other Equity Investments: (1)
Income (loss)	2.95%	26	31.06%	213
Ending assets		3,468		2,903
Policy Loans:
Income (loss)	4.90%	49	5.11%	52
Ending assets		4,018		4,027
Cash and Short-term Investments:
Income (loss)	(2.51)%	(8)	(0.05)%	—
Ending assets		563		1,215
Repurchase and funding agreements:
Interest expense and other		(47)		(13)
Ending assets (liabilities)		(7,830)		(6,807)
Total Invested Assets:
Income (loss)	3.83%	867	4.68%	988
Ending Assets		90,472		86,002
Short Duration Fixed Maturities:
Income (loss)	3.41%	1	3.39%	3
Ending assets		117		142
Total:
Investment income (loss)	3.83%	868	4.67%	991
Less: investment fees (3)	(0.17)%	(38)	(0.13)%	(28)
Investment Income, Net	3.66%	830	4.54%	963
Ending Net Assets		$90,589		$86,144

	Nine Months Ended September 30,				Year Ended December 31
	2022		2021		2021
	Yield	Amount (2)	Yield	Amount (2)	Yield	Amount (2)
	(Dollars in millions)
Fixed Maturities:
Income (loss)	3.52%	$1,935	3.41%	$1,822	3.40%	$2,429
Ending assets		74,565		71,216		72,545
Mortgages:
Income (loss)	3.87%	424	4.07%	407	4.08%	547
Ending assets		15,688		13,448		14,033
Other Equity Investments: (1)
Income (loss)	7.80%	188	22.97%	433	20.45%	534
Ending assets		3,468		2,903		2,901
Policy Loans:
Income (loss)	5.30%	160	5.28%	161	5.01%	203
Ending assets		4,018		4,027		4,024
Cash and Short-term Investments:
Income (loss)	(0.83)%	(12)	(0.05)%	(1)	(0.13)%	(2)
Ending assets		563		1,215		1,662
Funding agreements:
Interest expense and other		(82)		(44)		(56)
Ending assets (liabilities)		(7,830)		(6,807)		(6,647)
Total Invested Assets:
Income (loss)	3.86%	2,613	4.37%	2,778	4.28%	3,655
Ending Assets		90,472		86,002		88,518
Short Duration Fixed Maturities:
Income (loss)	3.53%	4	3.38%	77	4.48%	78
Ending assets		117		142		142
Total:
Investment income (loss)	3.86%	2,617	4.34%	2,855	4.28%	3,733
Less: investment fees (3)	(0.15)%	(101)	(0.13)%	(82)	(0.14)%	(118)
Investment Income, Net	3.71%	2,516	4.25%	2,773	4.15%	3,615
Ending Net Assets		$90,589		$86,144		$88,660
_____________
(1)Includes, as of September 30, 2022, September 30, 2021 and December 31, 2021 respectively, $370 million, $328 million and $319 million of other invested assets.
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

Fixed Maturities by Industry (1)

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total (%)
	(in millions)
As of September 30, 2022
Corporate Securities:
Finance	$14,195	$—	$10	$1,909	$12,296	19%
Manufacturing	12,421	1	11	2,044	10,387	16%
Utilities	7,015	—	10	1,190	5,835	9%
Services	8,320	21	9	1,365	6,943	11%
Energy	3,901	—	9	652	3,258	5%
Retail and wholesale	3,508	—	12	487	3,033	5%
Transportation	2,409	—	8	430	1,987	3%
Other	119	—	—	17	102	—%
Total corporate securities	51,888	22	69	8,094	43,841	68%
U.S. government	7,241	—	4	1,215	6,030	10%
Residential mortgage-backed (2)	500	—	1	25	476	1%
Preferred stock	41	—	2	—	43	—%
State & political	668	—	8	92	584	1%
Foreign governments	1,114	—	2	190	926	1%
Commercial mortgage-backed	3,824	—	—	574	3,250	5%
Asset-backed securities	9,289	—	1	545	8,745	14%
Total	$74,565	$22	$87	$10,735	$63,895	100%

As of December 31, 2021
Corporate Securities:
Finance	$12,954	$—	$545	$59	$13,440	17%
Manufacturing	12,212	1	775	39	12,947	17%
Utilities	6,446	—	351	36	6,761	9%
Services	8,191	21	380	50	8,500	11%
Energy	3,854	—	174	17	4,011	5%
Retail and wholesale	3,390	—	218	18	3,590	5%
Transportation	2,181	—	156	10	2,327	3%
Other	60	—	2	—	62	—%
Total corporate securities	49,288	22	2,601	229	51,638	67%
U.S. government	13,056	—	2,344	15	15,385	20%
Residential mortgage-backed (2)	90	—	8	—	98	—%
Preferred stock	41	—	12	—	53	—%
State & political	586	—	78	3	661	1%
Foreign governments	1,124	—	42	14	1,152	1%
Commercial mortgage-backed	2,427	—	19	25	2,421	3%
Asset-backed securities	5,933	—	21	20	5,934	8%
Total	$72,545	$22	$5,125	$306	$77,342	100%
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
The following table sets forth the General Account’s fixed maturities portfolio by NAIC rating at the dates indicated.
Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
As of September 30, 2022
1................................	Aaa, Aa, A	$45,386	$—	$52	$6,043	$39,395
2................................	Baa	26,373	—	31	4,448	21,956
	Investment grade	71,759	—	83	10,491	61,351
3................................	Ba	1,648	1	2	172	1,477
4................................	B	1,113	19	2	70	1,026
5................................	Caa	45	2	—	2	41
6................................	Ca, C	—	—	—	—	—
	Below investment grade	2,806	22	4	244	2,544
Total Fixed Maturities		$74,565	$22	$87	$10,735	$63,895

As of December 31, 2021:
1................................	Aaa, Aa, A	$44,653	$—	$3,734	$158	$48,229
2................................	Baa	25,141	—	1,357	127	26,371
	Investment grade	69,794	—	5,091	285	74,600
3................................	Ba	1,601	1	22	14	1,608
4................................	B	992	19	8	5	976
5................................	Caa	130	2	4	1	131
6................................	Ca, C	28	—	—	1	27
	Below investment grade	2,751	22	34	21	2,742
Total Fixed Maturities		$72,545	$22	$5,125	$306	$77,342

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

Mortgage Loans by Region and Property Type

	September 30, 2022		December 31, 2021
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(in millions)
By Region:
U.S. Regions:
Pacific	$4,659	30%	$4,297	30%
Middle Atlantic	3,574	23	3,441	24
South Atlantic	2,038	13	1,982	14
East North Central	1,009	6	1,103	8
Mountain	1,374	9	978	7
West North Central	841	5	834	6
West South Central	968	6	609	5
New England	726	5	579	4
East South Central	249	2	146	1
Total U.S.	$15,438	98%	$13,969	99%
Other Regions:
Europe	$333	2%	$126	1%
Total Other	$333	2	$126	1
Total Mortgage Loans	$15,771	100%	$14,095	100%

By Property Type:
Office	$4,511	29%	$3,944	28%
Multifamily	5,417	34	4,694	33
Agricultural loans	2,597	16	2,644	19
Retail	328	2	728	5
Industrial	1,837	12	1,204	9
Hospitality	406	3	410	3
Other	675	4	471	3
Total Mortgage Loans	$15,771	100%	$14,095	100%
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
Cash Flows of Holdings
As a holding company with no business operations of its own, Holdings primarily derives cash flows from dividends from its subsidiaries and distributions related to its economic interest in AB, all of which is currently held outside our insurance company subsidiaries. These principal sources of liquidity are augmented by cash and short-term investments held by Holdings and access to bank lines of credit and the capital markets. The main uses of liquidity for Holdings are interest payments and debt repayment, payment of dividends and other distributions to stockholders (which may include stock repurchases) loans and capital contributions, if needed, to our insurance subsidiaries. Our principal sources of liquidity and our capital position are described in the following paragraphs.
Sources and Uses of Holding Company Highly Liquid Assets
The following table sets forth Holdings’ principal sources and uses of highly liquid assets for the periods indicated.

	Nine Months Ended September 30,
	2022	2021
	(in millions)
Highly Liquid Assets, beginning of period	$1,742	$3,088
Dividends from subsidiaries	1,574	545
Capital contributions to subsidiaries	(150)	(760)
M&A Activity	—	215
Total Business Capital Activity	1,424	—

Purchase of treasury shares	(699)	(1,169)
Shareholder dividends paid	(220)	(224)
Total Share Repurchases, Dividends and Acquisition Activity	(919)	(1,393)
Issuance of preferred stock	—	293
Preferred stock dividend	(54)	(53)
Total Preferred Stock Activity	(54)	240

Issuance of long-term debt	—	—
Repayment of long-term debt	—	(280)
Total External Debt Activity	—	(280)

Proceeds from loans from affiliates	—	1,000
Net decrease (increase) in existing facilities to affiliates (1)	65	285
Total Affiliated Debt Activity	65	1,285

Interest paid on external debt and P-Caps	(116)	(140)
Others, net	89	(278)
Total Other Activity	(27)	(418)

Net increase (decrease) in highly liquid assets	489	(566)
Highly Liquid Assets, end of period	$2,231	$2,522

(1) Represents net activity of draws and repayments of existing credit facilities between Holdings and affiliates.

Capital Contribution to Our Subsidiaries
During the nine months ended September 30, 2022, Holdings made cash capital contributions of $150 million.
Loans from Our Subsidiaries
There were no loans from our subsidiaries during the nine months ended September 30, 2022.
Cash Distributions from Our Subsidiaries
During the nine months ended September 30, 2022, Holdings and certain of its subsidiaries received pretax cash distributions from AB of $481 million and post-tax distributions from Equitable Financial of $930 million and EIM of $164 million.
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
As of September 30, 2022, Holdings and its non-insurance company subsidiaries hold approximately 170.1 million AB Units, 4.1 million AB Holding Units and the 1% General Partnership interest in ABLP.
As of September 30, 2022, the ownership structure of ABLP, including AB Units outstanding as well as the general partner’s 1% interest, was as follows:

Owner	Percentage Ownership
EQH and its subsidiaries	62.8%
AB Holding	36.5%
Unaffiliated holders	0.7%
Total	100.0%
Including both the general partnership and limited partnership interests in AB Holding and ABLP, Holdings and its subsidiaries had an approximate 64% economic interest in AB as of September 30, 2022. The issuance of AB Units relating to the CarVal acquisition is not expected to have a significant impact on the Company’s cash flows.
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
The Credit Facility and LOC Facilities contain certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries and the dollar amount of secured indebtedness that may be incurred by us, which could restrict our operations and use of funds. The right to borrow funds under the Credit Facility and LOC Facilities is subject to the fulfillment of certain conditions, including compliance with all covenants, and the ability to borrow thereunder is also subject to the continued ability of the lenders that are or will be parties to the facilities to provide funds. As of September 30, 2022, we were in compliance with these covenants.
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
AB Commercial Paper
As of September 30, 2022 and December 31, 2021, AB had no commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings for the commercial paper outstanding during the first nine months of 2022 and full year 2021 were $202 million and $157 million, respectively, with weighted average interest rates of approximately 0.9% and 0.2%, respectively.
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
The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of September 30, 2022, AB was in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.
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
As of September 30, 2022 and December 31, 2021, AB had no amounts outstanding under the AB Credit Facility. During the first nine months of 2022 and the full year 2021, AB and SCB LLC did not draw upon the AB Credit Facility.
In addition, SCB LLC currently has five uncommitted lines of credit with five financial institutions. Four of these lines of credit permit borrowing up to an aggregate of approximately $315 million, with AB named as an additional borrower, while the other line has no stated limit. As of September 30, 2022 and December 31, 2021, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings during the first nine months of 2022 and the full year 2021 were $1.2 million and $47 thousand with weighted average interest rates of approximately 1.9% and 0.9%, respectively.
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
As of September 30, 2022 and December 31, 2021, AB had $690 million and $755 million outstanding under the EQH Facility, with interest rates of approximately 3.0% and 0.2%, respectively. Average daily borrowing of the EQH Facility during the first nine months of 2022 and the full year 2021 were $654 million and $405 million, respectively, with a weighted average interest rates of approximately 1.0% and 0.2%, respectively.
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
As of September 30, 2022 and December 31, 2021, AB had no outstanding balance on the EQH Uncommitted Facility and has not drawn upon the facility since its inception.
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

See 13 of the Notes to the Consolidated Financial Statements for additional information relating to Prescribed and Permitted Statutory Accounting practices and its impact on our statutory surplus.
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
The following table sets forth the Company’s total consolidated borrowings. Short-term and long-term debt consists of the following:

	September 30,	December 31,
	2022	2021
	(in millions)
Short-term debt:
CLO Warehousing Debt	$248	$92
Senior Notes (3.9%, due 2023)	519	519
Total short-term debt	767	611

Long-term debt:
Senior Notes (5.0%, due 2048)	1,480	1,481
Senior Notes (4.35%, due 2028)	1,491	1,490
Senior Debentures, (7.0%, due 2028)	350	349
Total long-term debt	3,321	3,320
Total short-term and long-term debt	$4,088	$3,931

Notes and Debentures
The Senior Notes and Senior Debentures contain customary affirmative and negative covenants, including a limitation on certain liens and a limit on the Company’s ability to consolidate, merge or sell or otherwise dispose of all or substantially all of its assets. The Senior Notes and Senior Debentures also include customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding Senior Notes and Senior Debentures may be accelerated. As of September 30, 2022, the Company is in compliance with all debt covenants.
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

	AM Best	S&P	Moody’s
Last review date	Jan '22	Jun '22	Jul '22
Financial Strength Ratings:
Equitable Financial Life Insurance Company	A	A+	A1
Equitable Financial Life Insurance Company of America	A	A+	A1
Credit Ratings:
Equitable Holdings, Inc.		BBB+	Baa1
Last review date		Sep '22	Jul '22
AllianceBernstein L.P.		A	A2

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

Item 4.     Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were effective.
During the first quarter 2022, we implemented a new accounting and financial reporting system, including the general ledger. We have modified our existing controls infrastructure, as well as added other processes and internal controls, to adapt to our new general ledger. There are no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Holdings during the three months ended September 30, 2022, of its common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/22 through 7/31/22	1,167,227	$25.70	1,167,227	$674,529,426
8/1/22 through 8/31/22	1,943,449	$30.60	1,943,449	$615,054,615
9/1/22 through 9/30/22	3,869,178	$28.60	3,869,178	$577,554,615
Total	6,979,854	$28.67	6,979,854	$577,554,615

See Note 10 to the Notes to Consolidated Financial Statements for ASR transaction detail during the three months ended September 30, 2022.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.      Other Information
None.

Item 6.     Exhibits

Number		Description and Method of Filing
10.1	#	Master Transaction Agreement, dated as of August 16, 2022 among Equitable Financial Life Insurance Company and First Allmerica Financial Life Insurance Company (redacted)
10.2	#	Coinsurance and Modified Coinsurance Agreement, dated as of October 3, 2023, between Equitable Financial Life Insurance Company and First Allmerica Financial Life Insurance Company (redacted)
31.1	#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101).
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

Deferred policy acquisition cost (“DAC”)	Represents the incremental costs related directly to the successful acquisition of new and certain renewal insurance policies and annuity contracts and which have been deferred on the balance sheet as an asset.

Deferred sales inducements (“DSI”)	Represent amounts that are credited to a policyholder’s account balance that are higher than the expected crediting rates on similar contracts without such an inducement and that are an incentive to purchase a contract and also meet the accounting criteria to be deferred as an asset that is amortized over the life of the contract.

Dividends Received Deduction (“DRD”)	A tax deduction under U.S. federal income tax law received by a corporation on the dividends it receives from other corporations in which it has an ownership stake.

Fee-type revenue	Revenue from fees and related items, including policy charges and fee income, premiums, investment management and service fees, and other income.

Gross Premiums	FYP and Renewal premium and deposits

Invested assets	Includes fixed maturity securities, equity securities, mortgage loans, policy loans, alternative investments and short-term investments.

Protection Solutions Reserves	Equals the aggregate value of Policyholders’ account balances and Future policy benefits for policies in our Protection Solutions segment.

Reinsurance	Insurance policies purchased by insurers to limit the total loss they would experience from an insurance claim.

Renewal premium and deposits	Premiums and deposits after the first twelve months of the policy or contract.

Risk-based capital (“RBC”)	Rules to determine insurance company statutory capital requirements. It is based on rules published by the National Association of Insurance Commissioners (“NAIC”).

Total adjusted capital (“TAC”)	Primarily consists of capital and surplus, and the asset valuation reserve.

Product Terms

401(k)	A tax-deferred retirement savings plan sponsored by an employer. 401(k) refers to the section of the Internal Revenue Code of 1986, as amended (the “Code”) pursuant to which these plans are established.

403(b)	A tax-deferred retirement savings plan available to certain employees of public schools and certain tax-exempt organizations. 403(b) refers to the section of the Code pursuant to which these plans are established.

Affluent	Refers to individuals with $250,000 to $999,999 of investable assets.

Annuitant	The person who receives annuity payments or the person whose life expectancy determines the amount of variable annuity payments upon annuitization of an annuity to be paid for life.

Annuitization	The process of converting an annuity investment into a series of periodic income payments, generally for life.

Benefit base	A notional amount (not actual cash value) used to calculate the owner’s guaranteed benefits within an annuity contract. The death benefit and living benefit within the same contract may not have the same benefit base.

Cash surrender value	The amount an insurance company pays (minus any surrender charge) to the policyholder when the contract or policy is voluntarily terminated prematurely.

Dollar-for-dollar withdrawal	A method of calculating the reduction of a variable annuity benefit base after a withdrawal in which the benefit is reduced by one dollar for every dollar withdrawn.

Future policy benefits	Future policy benefits for the annuities business are comprised mainly of liabilities for life-contingent income annuities, and liabilities for the variable annuity guaranteed minimum benefits accounted for as insurance.

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

Date: November 3, 2022	EQUITABLE HOLDINGS, INC.

	By:	/s/ Robin M. Raju
		Name:	Robin M. Raju
		Title:	Chief Financial Officer (Principal Financial Officer)

Date: November 3, 2022		/s/ William Eckert
		Name:	William Eckert
		Title:	Chief Accounting Officer (Principal Accounting Officer)