Form 10-K
period 2022-12-31
Equitable Holdings, Inc.
filed 2023-02-21
CIK 1333986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2022 was approximately $9.8 billion.
As of February 17, 2023, 361,809,749 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to the 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) conditions in the financial markets and economy, including the impact of plateauing or decreasing economic growth and geopolitical conflicts and related economic conditions, equity market declines and volatility, interest rate fluctuations, impacts on our goodwill and changes in liquidity and access to and cost of capital; (ii) operational factors, including reliance on the payment of dividends to Holdings by its subsidiaries, protection of confidential customer information or proprietary business information, operational failures by us or our service providers, potential strategic transactions, changes in accounting standards, and catastrophic events, such as the outbreak of pandemic diseases including COVID-19; (iii) credit, counterparties and investments, including counterparty default on derivative contracts, failure of financial institutions, defaults by third parties and affiliates and economic downturns, defaults and other events adversely affecting our investments; (iv) our reinsurance and hedging programs; (v) our products, structure and product distribution, including variable annuity guaranteed benefits features within certain of our products, variations in statutory capital requirements, financial strength and claims-paying ratings, state insurance laws limiting the ability of our insurance subsidiaries to pay dividends and key product distribution relationships; (vi) estimates, assumptions and valuations, including risk management policies and procedures, potential inadequacy of reserves and experience differing from pricing expectations, amortization of deferred acquisition costs and financial models; (vii) our Investment Management and Research segment, including fluctuations in assets under management and the industry-wide shift from actively-managed investment services to passive services; (viii) recruitment and retention of key employees and experienced and productive financial professionals; (ix) subjectivity of the determination of the amount of allowances and impairments taken on our investments; (x) legal and regulatory risks, including federal and state legislation affecting financial institutions, insurance regulation and tax reform; (xi) risks related to our common stock and (xii) general risks, including strong industry competition, information systems failing or being compromised and protecting our intellectual property.

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

Part I, Item 1.
BUSINESS
Overview
We are one of America’s leading financial services companies and have helped clients prepare for their financial future with confidence since 1859. Our approximately 12,400 employees and advisors are entrusted with more than $750 billion of AUM through two complementary and well-established principal franchises, Equitable and AllianceBernstein, providing:
•Advice and solutions for helping Americans to set and meet their retirement goals and protect and transfer their wealth across generations; and
•A wide range of investment management insights, expertise and innovations to drive better investment decisions and outcomes for clients and institutional investors worldwide.
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
We distribute our products through a premier affiliated and third-party distribution platform, consisting of:
Affiliated Distribution:
•Our affiliated retail sales force, Equitable Advisors, which has approximately 4,300 licensed financial professionals who advise on retirement, protection and investment advisory solutions; and
•More than 200 Bernstein Financial Advisors, who are responsible for the sale of investment products and solutions to Private Wealth clients.
Third-Party Distribution:
•Approximately 1,000 distribution agreements with banks, broker dealers, insurance carriers, brokerage general agencies, independent marketing organizations and wires giving us access to more than 145,000 financial professionals to market our retirement, protection and investment solutions; and
•An AB global distribution team of more than 500 professionals, who engage with more than 5,000 retail distribution partners and more than 700 institutional clients.

Our Organizational Structure
We are a holding company that operates our business through a number of direct and indirect subsidiaries. Our two principal franchises include Equitable and AllianceBernstein. The following organizational chart presents the ownership of our principal subsidiaries as of December 31, 2022.

(1)We own an approximate 61% economic interest in AB through various wholly-owned subsidiaries. Our economic interest consists of approximately 60% of the AB Units, approximately 4% of the AB Holding Units (representing an approximate 1% economic interest in ABLP), and 1% of the AB Units held by the GP. Our indirect, wholly-owned subsidiary, AllianceBernstein Corporation, is the General Partner of AB with the authority to manage and control AB, and accordingly, AB is consolidated in our financial statements. ABLP is the operating partnership for the AB business, and AB Holding’s activities consist of owning AB Units and engaging in related activities. AB Holding Units trade on the NYSE under the ticker symbol “AB”. AB Units do not trade publicly.

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
For financial information on segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment” and Notes 1 and 19 of the Notes to the Consolidated Financial Statements.
Individual Retirement
Our Individual Retirement segment is a leading provider of individual variable annuity products, which are primarily sold to affluent and high net worth individuals saving for retirement or seeking guaranteed retirement income. We have a long history of innovation, as one of the first companies, in 1968, to enter the variable annuity market, as the first company, in 1996, to provide variable annuities with living benefits, and as the first company, in 2010, to bring to market an index-linked variable annuity product that provides some downside protection to investors, while still giving them the opportunity to invest for growth. Our Individual Retirement business is an important source of earnings and cash flow for our company, and we believe our hedging strategy preserves a substantial portion of these cash flows across a wide range of risk scenarios. The primary sources of revenue for our Individual Retirement segment include fee revenue and investment income.
We principally focus on selling three variable annuity products, each of which provides policyholders with distinct benefits, features and return profiles. We continue to innovate our offering, periodically updating our product benefits and introducing new variable annuity products to meet the evolving needs of our clients while managing the risk and return of these variable annuity products to our company. Due to our innovation, our product mix has evolved considerably since the 2008 financial crisis. The majority of our sales in 2022 consisted of products without variable annuity guarantee benefits features (“GMxB features”) (other than the ROP death benefit), and less than 1% of 2022 FYP was attributable to products with fixed rate guarantees. To further our growth, we plan to continue to innovate our product portfolio, expand and deepen our distribution channels and effectively manage risk in our business.
Products
We primarily sell three variable annuity products each providing policyholders with distinct features and return profiles. Our current primary product offering, ordered below according to sales volume for the year ended December 31, 2022, includes:
•Structured Capital Strategies (“SCS”). SCS is an index-linked variable annuity product which allows the policyholder to invest in various investment options, whose performance is tied to one or more securities indices, commodities indices or ETF, subject to a performance cap, over a set period of time. The risks associated with such investment options are borne entirely by the policyholder, except the portion of any negative performance that we absorb (a buffer) upon investment maturity. Prior to November 2021, this variable annuity did not offer GMxB features, other than an optional return of premium death benefit that we had introduced on some versions. In November 2021, we introduced SCS Income, a new version of SCS, offering a GMxB feature. SCS Income is also an index-linked annuity that combines lifetime income options with some protection from equity market volatility.
•Retirement Cornerstone (“RC”). Our Retirement Cornerstone product offers two platforms: (i) RC Performance, which offers access to a broad selection of funds with annuitization benefits based solely on non-guaranteed account investment performance and (ii) RC Protection, which offers access to a focused selection of funds and an optional floating-rate GMxB feature providing guaranteed income for life.

•Investment Edge. Our investment-only variable annuity is a wealth accumulation variable annuity that defers current taxes during accumulation and provides tax-efficient distributions on non-qualified assets through scheduled payments over a set period of time with a portion of each payment being a return of cost basis, thus excludable from taxes. An optional SIO feature allows a policyholder to invest in various investment options whose performance is tied to one or more securities indices, subject to a performance cap, with some downside protection over a set period of time. This optional SIO feature leverages our innovative SCS offering. Investment Edge does not offer any GMxB feature other than an optional return of premium death benefit.
•Other products. We offer other products which offer optional GMxB benefits. These other products do not contribute significantly to our sales.
 Our variable annuity portfolio is mature. Since 2008, we shifted our business from selling variable annuity products with GMxB features with fixed roll-up rates, to predominantly (i) variable annuity products without GMxB features (other than the return of premium death benefit in some cases) and (ii) variable annuity products with GMxB features with floating roll-up rates. Based on FYP, we have shifted our portfolio from 90% fixed rate GMxB products in 2008 to 92% floating rate GMxB products and non-GMxB products in 2022. In addition, AV has shifted from 77% Fixed Rate GMxB products in 2008 to 23% in 2022.

Evolution of Variable Annuity FYP
The following tables present the relative contribution to FYP of each of the above products and GMxB features for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
		(in millions)
FYP by Product
SCS	$7,953	$7,627	$4,891
Retirement Cornerstone	1,626	1,951	1,506
Investment Edge	1,036	1,048	448
Other	868	357	328
Total FYP	$11,483	$10,983	$7,173

	Year Ended December 31,
	2022	2021	2020
		(in millions)
FYP by Guarantee Feature
Non-GMxB	$9,192	$8,648	$5,342
ROP Death Benefit Only	317	703	532
Total Non-GMxB & ROP Death Benefit Only	$9,509	$9,351	$5,874

Floating Rate GMxB	$1,392	$1,623	$1,278
Fixed Rate GMxB	—	3	21
Total GMxB	$1,392	$1,626	$1,299

Other	582	6	—
Total FYP	$11,483	$10,983	$7,173

Our sales for the years ended December 31, 2022, 2021 and 2020 further demonstrate the result of our product sales evolution, as 80%, 79% and 74% of FYP, respectively, came from variable annuity products that do not contain GMxB riders, and of the GMxB riders sold, they overwhelmingly featured floating, as opposed to fixed, roll-up rates.
Our Individual Retirement segment works with EIMG to identify and include appropriate underlying investment options in its products, as well as to control the costs of these options and increase profitability of the products. For a discussion of EIMG, see below “—Equitable Investment Management.”
Variable Annuities Policy Feature Overview
Variable annuities allow the policyholder to make deposits into accounts offering variable investment options. For deposits allocated to Separate Accounts, the risks associated with the investment options are borne entirely by the policyholder, except where the policyholder elects GMxB features in certain variable annuities, for which additional fees are charged. Additionally, certain variable annuity products permit policyholders to allocate a portion of their account to investment options backed by the General Account and are credited with interest rates that we determine, subject to certain limitations. As of December 31, 2022, the total AV of our variable annuity products was $95.8 billion, consisting of $57.0 billion of Separate Accounts AV and $38.8 billion of General Account AV.
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
The following table presents our variable annuity AV by GMxB feature for our variable annuity business in our Individual Retirement segment as of December 31, 2022, 2021 and 2020:

	December 31,
	2022	2021	2020
	(in millions)
Account Value
Non-GMxB	$42,244	$43,843	$36,162
ROP Death Benefit Only (1)	9,850	11,438	10,438
Total Non-GMxB & ROP Death Benefit Only	52,094	55,281	46,600
Floating Rate GMxB	21,146	26,486	25,168
Fixed Rate GMxB (1)	21,949	30,137	45,622
Other	570	—	—
Total Variable Annuity AV	$95,759	$111,904	$117,390

(1) AV is net of amounts ceded to Venerable during 2021. See Note 1 of the Notes to the Consolidated Financial Statements.
The following table presents our variable annuity benefit base by GMxB feature for the Individual Retirement segment as of December 31, 2022, 2021 and 2020. Many of our variable annuity contracts offer more than one type of GMxB feature such that the amounts listed below are not mutually exclusive. Thus, the benefit base cannot be totaled.

	December 31,
	2022	2021	2020
	(in millions)
Benefit Base
ROP Death Benefit Only (1)	$6,616	$6,444	$6,141
Floating Rate GMxB
GMDB	$23,501	$23,574	$23,095
GMIB	$24,882	$24,123	$23,029
Fixed Rate GMxB
GMDB (1)	$32,487	$34,017	$58,028
GMIB (1)	$33,455	$34,719	$60,695
Other	$582	$—	$—
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
For more information on GMxB riders, see “—Overview of GMxB Features.”
Markets
For our Individual Retirement segment, we target sales of our products to both retirees seeking retirement income and a broader class of investors, including affluent, high net worth individuals and families saving for retirement, registered investment advisers and their clients, as well as younger investors who have maxed out contributions to other retirement accounts but are seeking tax-deferred growth opportunities. As the retirement age population in the United States continues to grow and employers continue to shift away from defined benefit plans, we expect the need for these retirement savings and income products to expand.

Our customers can prioritize certain features based on their life-stage and investment needs. In addition, our products offer features designed to serve different market conditions. SCS serves clients with investable assets who want exposure to equity markets but also want to guard against a market correction. SCS Income serves clients who want exposure to equity markets but also want to protect against market correction while seeking guaranteed income. Retirement Cornerstone serves clients who want growth potential and guaranteed income with increases in a rising interest rate environment. Investment Edge serves clients concerned about rising taxes.
Distribution
We distribute our variable annuity products through Equitable Advisors and through third-party distribution channels. For the year ended December 31, 2022, Equitable Advisors represented 35% of our variable annuity FYP in this segment, while our third-party distribution channel represented 65% of our variable annuity FYP in this segment. We employ over 170 external and internal wholesalers who distribute our variable annuity products across both channels.
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
The table below presents the contributions to and percentage of FYP of our variable annuity products by distribution channel for the year ended December 31, 2022.

FYP by Distribution

Year Ended December 31, 2022

Insurance Partners
8%
Equitable Advisors
35%
Banks
21%
Broker Dealers
36%

Other than Equitable Advisors, no single distribution firm contributed more than 10% of our sales in 2022.
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
Fees
We earn various types of fee revenue based on AV, fund assets and benefit base. In general, fees from GMxB features that are calculated based on the benefit base are more stable compared to fees calculated based on the AV. Fees that we collect include mortality & expense, administrative charges and distribution charges; withdrawal charges; investment management fees, 12b-1 fees, death benefit rider charges, living benefit rider charges and investment income.
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
In-force Variable Annuity Management
Since the financial crisis, we have implemented several actions to reduce our exposure and manage the risks associated with in-force variable annuity contracts while ensuring policyholder rights are fully respected. We manage the risks associated with our in-force variable annuity business through our dynamic hedging program, reinsurance and product design. The dynamic hedging program was implemented in the early 2000s. In addition, we use reinsurance for the GMxB riders on our older variable annuity products. We have also introduced several other risk management programs, some of which are described in this section below.

To actively manage and protect against the economic risks associated with our in-force variable annuity products, our management team has taken a multi-pronged approach. Our in-force variable annuity risk management programs include:
Hedging
We use a dynamic hedging strategy supplemented by static hedges to offset changes in our economic liability from changes in equity markets and interest rates. In addition to our dynamic hedging strategy, we have static hedge positions to maintain a target asset level for all variable annuities. A wide range of derivatives contracts are used in these hedging programs, such as futures and total return swaps (both equity and fixed income), options and variance swaps, as well as, to a lesser extent, bond investments and repurchase agreements. For GMxB features, we retain certain risks including basis, credit spread, and some volatility risk and risk associated with actual versus expected assumptions for mortality, lapse and surrender, withdrawal and contract-holder election rates, among other things. We enter into both centrally cleared and over-the-counter derivatives and have material credit exposure to derivatives dealer counterparties and clearing house members.
Reinsurance
We use reinsurance to mitigate a portion of the risks that we face in certain of our variable annuity products with regard to a portion of the GMxB features. Under our reinsurance arrangements, other insurers assume a portion of the obligation to pay claims and related expenses to which we are subject. However, we remain liable as the direct insurer on all risks we reinsure and, therefore, are subject to the risk that our reinsurer is unable or unwilling to pay or reimburse claims at the time demand is made. We evaluate the financial condition of our reinsurers in an effort to minimize our exposure to significant losses from reinsurer insolvencies. Also, we ensure that we obtain collateral to mitigate our risk of loss.
Non-affiliate Reinsurance. We have reinsured to non-affiliated reinsurers a portion of our exposure on variable annuity products that offer a GMxB feature. As of December 31, 2022, we had reinsured to non-affiliated reinsurers, subject to certain maximum amounts or caps in any one period, approximately 59.8% of our NAR resulting from the GMIB feature and approximately 41.6% of our NAR to the GMDB obligation on variable annuity contracts in force as of December 31, 2022. For additional information regarding our use of reinsurance, see Note 11 of the Notes to the Consolidated Financial Statements.
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
Guaranteed Minimum Death Benefits
We have historically offered GMDB features in isolation or together with GMLB features. A GMDB is an optional benefit that guarantees an annuitant’s beneficiaries are entitled to a minimum payment based on the benefit base, which could be greater than the underlying AV, upon the death of the annuitant.

The following table presents the AV and benefit base by type of guaranteed minimum death benefit. Because variable annuity contracts with GMDB features may also offer GMLB features, the GMDB amounts listed are not mutually exclusive from the GMLB amounts provided in the table below.

	December 31,
	2022		2021		2020
	Account	Benefit	Account	Benefit	Account	Benefit
	Value	Base	Value	Base	Value	Base
	(in millions)
GMDB In-Force (1)
ROP Death Benefit Only (3)	$9,850	$6,616	$11,437	$6,443	$10,437	$6,141
Floating Rate GMDB
Greater of Ratchet or Roll-up	$5,390	$7,768	$7,105	$7,867	$7,121	$7,995
All Other (2)	15,756	15,733	19,381	15,707	18,047	15,100
Total Floating Rate GMDB	$21,146	$23,501	$26,486	$23,574	$25,168	$23,095

Fixed Rate GMDB
Greater of Ratchet or Roll-up (3)	$10,689	$20,721	$14,748	$21,518	$26,800	$42,521
All Other (2) (3)	11,260	11,766	15,390	12,689	18,822	15,507
Total Fixed Rate GMDB	$21,949	$32,487	$30,138	$34,207	$45,622	$58,028

Other	570	582	—	—	—	—
Total GMDB	$53,515	$63,186	$68,061	$64,224	$81,227	$87,264
______________
(1)    See table summarizing the NAR and reserves of policyholders by type of GMxB feature for variable annuity contracts as of December 31, 2022, 2021 and 2020 under “—Net Amount at Risk.”
(2) All Other includes individual variable annuity policies with Annual Ratchet or Roll-up GMDB, either stand-alone or in conjunction with a GMLB, or with ROP GMDB in conjunction with a GMLB.
(3)    AV and Benefit base is net of amounts ceded to Venerable during 2021. See Note 1 of the Notes to the Consolidated Financial Statements.
Guaranteed Living Benefits
We have historically offered a variety of guaranteed living benefits to our policyholders in our Individual Retirement segment. Our block of variable annuities includes four types of guaranteed living benefit riders: GMIB, GWBL/GMWB, GMAB and GIB. Based on total AV, approximately 45% of our variable annuity block included living benefit guarantees as of December 31, 2022.

The following table presents the AV and benefit base by type of guaranteed living benefit. Because variable annuity contracts with GMLB features may also offer GMDB features, the GMLB amounts listed are not mutually exclusive from the GMDB amounts provided in the table above.

	December 31,
	2022		2021		2020
	Account	Benefit	Account	Benefit	Account	Benefit
	Value	Base	Value	Base	Value	Base
	(in millions)
GMLB In-Force (1)
Floating Rate GMLB
GMIB	$18,848	$24,882	$23,435	$24,123	$22,002	$23,029
Other (GIB)	1,970	2,673	2,623	2,796	2,762	2,978
Total Floating Rate GMLB	$20,818	$27,555	$26,058	$26,919	$24,764	$26,007

Fixed Rate GMLB
GMIB	$16,889	$33,455	$40,065	$59,341	$39,369	$60,695
All Other (e.g., GWBL / GMWB, GMAB, other) (2)	1,210	1,715	846	1,153	830	1,165
Total Fixed Rate GMLB	$18,099	$35,170	$40,911	$60,494	$40,199	$61,860

Total GMLB	$38,917	$62,725	$66,969	$87,413	$64,963	$87,867
______________
(1)See table summarizing the NAR and reserves of policyholders by type of GMxB feature for variable annuity contracts as of December 31, 2022, 2021 and 2020 under “—Net Amount at Risk.”
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
The NAR and reserves of contract owners by type of GMxB feature for variable annuity contracts are summarized below as of December 31, 2022, 2021 and 2020. Many of our variable annuity contracts offer more than one type of guarantee such that the GMIB amounts are not mutually exclusive to the amounts in the GMDB table.

	December 31,
	2022		2021		2020
	NAR	Reserves	NAR	Reserves	NAR	Reserves
	(in millions)
GMDB
ROP Death Benefit Only (1) (2)	$575	N/A	$75	N/A	$84	N/A
Floating Rate GMDB	3,010	415	851	377	943	332
Fixed Rate GMDB (2)	12,091	2,502	8,061	2,360	17,244	4,674
Total	$15,676	$2,917	$8,987	$2,737	$18,271	$5,006

	December 31,
	2022		2021		2020
	NAR	Reserves	NAR	Reserves	NAR	Reserves
	(in millions)
GMIB
Floating Rate GMIB	$—	$176	$—	$172	$—	$136
Fixed Rate GMIB (2)	3,228	3,851	3,910	4,441	10,461	14,110
Total	$3,228	$4,027	$3,910	$4,613	$10,461	$14,246
______________
(1)    U.S. GAAP reserves for ROP death benefit only are not available, as U.S. GAAP reserve valuation basis applies on policy contracts grouped by issue year.
(2) NAR is net of amounts ceded to Venerable during 2021. See Note 1 of the Notes to the Consolidated Financial Statements for details of the Venerable Transaction.

Group Retirement
Our Group Retirement segment offers tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses. We operate in the 403(b), 457(b) and 401(k) markets where we sell variable annuity and mutual fund-based products. RBG, a dedicated subset of over 1,000 Equitable Advisors, is the primary distributor of our products and related solutions to individuals in the K-12 education market.
The tax-exempt 403(b)/457(b) market, which includes our 403(b) K–12 education market business, accounted for 63% of gross premiums within the Group Retirement business for the year ended December 31, 2022. The institutional lifetime income market accounts for 17%, the corporate 401(k) market accounts for 16% and the remaining 4% is Other as of December 31, 2022.
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
Variable Annuities
Our variable annuities offer defined contribution plan record-keeping, as well as administrative and participant services combined with a variety of proprietary and non-proprietary investment options. Our variable annuity investment lineup mostly consists of proprietary variable investment options that are managed by EIMG, which provides discretionary investment management services for these investment options that include developing and executing asset allocation strategies and providing rigorous oversight of sub-advisors for the investment options. This helps to ensure that we retain high quality managers and that we leverage our scale across both the Individual Retirement and Group Retirement products. In addition, our variable annuity products offer the following features:
•Guaranteed Investment Option (GIO)—Provides a fixed interest rate and guarantee of principal.
•Structured Investment Option (SIO)—Provides upside market participation that tracks certain available indices subject to a performance cap, with some downside protection against losses in the investment over a one, three or five-year period. This option leverages our innovative SCS individual annuity offering, and we believe that we are the only provider that offers this type of offering combined in a variable annuity offering in the defined contribution market today.
•Personal Income Benefit—An optional GMxB feature that enables participants to obtain a guaranteed withdrawal benefit for life for an additional fee.
While GMxB features provide differentiation in the market, only approximately $519 million, or 1.6%, of our total AV is invested in products with GMxB features (other than ROP death benefits) as of December 31, 2022. This includes Institutional products with guaranteed benefits.
Open Architecture Mutual Fund Platform
We also offer a mutual fund-based product to complement our variable annuity products. This platform provides a similar service offering to our variable annuities. The program allows plan sponsors to select from thousands of proprietary and third party-sponsored mutual funds. The platform also offers a group fixed annuity that operates very similarly to the GIO as an available investment option on this platform.
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

The chart below illustrates our net flows for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021 (1)	2020
	(in millions)
Net Flows
Gross Premiums	$4,448	$3,839	$3,343
Surrenders, Withdrawals and Benefits	(3,814)	(4,016)	(3,047)
Net Flows (2)	$634	$(177)	$296
______________
(1)Prior period amounts related to the AV and AUA roll-forward were updated to include Mutual Fund AUA. The impact of the revision to Net Flows for the year ended December 31, 2021 was $129 million.
(2)For the year ended December 31, 2022, net outflows of $179 million are excluded as these amounts are related to ceded AV to Global Atlantic. For additional information regarding the Global Atlantic Transaction, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Global Atlantic Transaction” and Note 1 of the Notes to the Consolidated Financial Statements.
The following table presents the gross premiums for each of our markets for the periods specified.

	Year Ended December 31,
	2022	2021 (1)	2020
	(in millions)
Gross Premiums by Market (2)
Tax-Exempt	$1,001	$1,017	$724
Corporate	323	450	392
Institutional	772	9	—
Other	22	25	60
Total FYP	2,118	1,501	1,176
Tax-Exempt	1,785	1,789	1,632
Corporate	377	373	342
Other	168	176	193
Total Renewal Premiums	2,330	2,338	2,167
Gross Premiums	$4,448	$3,839	$3,343
______________
(1)Prior period amounts related to the AV and AUA roll-forward were updated to include Mutual Fund AUA. The impact of the revision to Gross Premiums for the year ended December 31, 2021 was $216 million, respectively.
(2)For the year ended December 31, 2022, Gross premiums are exclusive of $72 million related to ceded AV to Global Atlantic. For additional information regarding the Global Atlantic Transaction, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Global Atlantic Transaction” and Note 1 of the Notes to the Consolidated Financial Statements.
Markets
We primarily operate in the tax-exempt 403(b)/457(b), corporate 401(k) and other markets.
•Tax-exempt 403(b)/457(b)/491(a). Our core customer base consists of governmental plans of which Public School Districts and their employees make up the majority of our portfolio.
Overall, the 403(b) and 457(b) markets represent 47% of FYP in the Group Retirement segment for the year ended December 31, 2022. We seek to grow in these markets by increasing our presence in the school districts where we currently operate and also by potentially growing our presence in school districts where we currently do not have access.
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
•Institutional 401(k). In 2022, we expanded our presence in the institutional lifetime income market through our relationship with AllianceBernstein. Our Institutional business offers GMxB and other annuity guarantees to large institutional retirement plans (>$500M in assets). The products are distributed through asset managers in the defined contribution markets. In 2022, we received a substantial portion of our premium through AllianceBernstein's Lifetime Income Solutions product. We are actively seeking to expand the institutional business in 2023.
•Other. Our other business includes an affinity-based direct marketing program where we offer retirement and individual products to employers that are members of industry or trade associations and various other sole proprietor and small business retirement accounts.
The following table presents the relative contribution of each of our markets to AV as of the dates indicated.

	December 31,
	2022 (1)	2021 (1)	2020
	(in millions)
AV by Market
Tax-Exempt (1)	$22,942	$37,072	$32,586
Corporate	4,299	5,367	4,920
Institutional	468	70	57
Other	4,296	5,301	4,896
AV (2)	$32,005	$47,810	$42,459
______________
(1)Total AV revised to include ERV/E360R AUM and AUA in Other.
(2)For the year ended December 31, 2022, AV is exclusive of $9.6 billion related to ceded AV to Global Atlantic. For additional information regarding the Global Atlantic Transaction, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Global Atlantic Transaction” and Note 1 of the Notes to the Consolidated Financial Statements.
Distribution
We primarily distribute our products and services to this market through Equitable Advisors and third-party distribution firms. For the year ended December 31, 2022, these channels represented approximately 56% and 44% of our sales, respectively. We also distribute through direct online sales. We employ internal and external wholesalers to exclusively market our products through Equitable Advisors and third-party firms that are licensed to sell our products.
Equitable Advisors, through RBG, is the primary distribution channel for our products. The cornerstone of the RBG model is a repeatable and scalable advisor recruiting and training model that we believe is more effective than the overall industry model. RBG advisors complete several levels of training that are specific to the education market and give them the requisite skills to assess the educators’ retirement needs and how our products can help to address those needs. Equitable Advisors also accounted for 95% of our 403(b) sales in 2022.
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
The following table presents first year premium by distribution channel for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
FYP by Distribution
Equitable Advisors	$1,187	$1,155	$1,078
Third-Party	931	151	98
Total	$2,118	$1,306	$1,176
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
Fees
We earn various types of fee revenue based on AV, fund assets and benefit base. Fees that we collect include mortality & expense, administrative charges and distribution charges; withdrawal charges; investment management fees, 12b-1 fees, death benefit rider charges, and living benefit rider charges.
Risk Management
We design our Group Retirement products with the goal of providing attractive features to clients that also minimize risks to us. To mitigate risks to our General Account from fluctuations in interest rates, we apply a variety of techniques that align well with a given product type. We designed our GIO to comply with the NAIC minimum rate 1.0% for new issues), and our 403(b) products that we currently sell include a contractual provision that enables us to limit transfers into the GIO. As most defined contribution plans allow participants to borrow against their accounts, we have made changes to our loan repayment processes to minimize participant loan defaults and to facilitate loan repayments to the participant’s current investment allocation as opposed to requiring repayments only to the GIO. In the 401(k) and 457(b) markets, we may charge a market value adjustment on the assets of the GIO when a plan sponsor terminates its agreement with us. We also prohibit direct transfers to fixed income products that compete with the GIO, which protects the principal in the General Account in a rising interest rate environment.
In the Tax-Exempt market, the benefits include a minimum guaranteed interest rate on our GIO, return of premium death benefits and limited optional GMxB features. The utilization of GMxB features is low. In the Corporate market, the products that we sell today do not offer death benefits in excess of the AV.

As of December 31, 2022, approximately 44% of our General Account AV has a minimum guaranteed rate of 3-4%. Given the growth in net flows to our newer products, the slowing in flows to older blocks due to retirement and the 2022 reinsurance transaction (see “Reinsurance” below) ceding legacy Group EQUI-VEST deferred variable annuity contracts, which predominately include Equitable Financial’s highest guaranteed general account crediting rates of 3%, we expect that guarantees at a rate over 3% will continue to diminish as a percentage of our overall General Account AV. The table below illustrates the guaranteed minimum rates applicable to our General Account AV for products with the GIO, as of December 31, 2022.

Total General
Guaranteed Minimum Interest Rate	Account AV
(in billions)
1 – < 2%	$3.6
2 – < 3%	1.1
3%	3.6
4%	0.1
Total	$8.4
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
Reinsurance
On October 3, 2022, Equitable Financial completed the transactions (the “Global Atlantic Transaction”) contemplated by the previously announced Master Transaction Agreement, dated August 16, 2022, by and between Equitable Financial and First Allmerica Financial Life Insurance Company, a Massachusetts-domiciled insurance company (the “Reinsurer”), a wholly owned subsidiary of Global Atlantic Financial Group.
At the closing of the Global Atlantic Transaction, Equitable Financial and the Reinsurer entered into a Coinsurance and Modified Coinsurance Agreement (the “EQUI-VEST Reinsurance Agreement”), pursuant to which Equitable Financial ceded to the Reinsurer, on a combined coinsurance and modified coinsurance basis, a 50% quota share of approximately 360,000 legacy Group EQUI-VEST deferred variable annuity contracts issued by Equitable Financial between 1980 and 2008, which predominately include Equitable Financial’s highest guaranteed general account crediting rates of 3%, supported by general account assets of approximately $4 billion and $5 billion of separate account value (the “Reinsured Contracts”). At the closing of the Global Atlantic Transaction, Reinsurer deposited assets supporting the general account liabilities relating to the Reinsured Contracts into a trust account for the benefit of Equitable Financial, which assets will secure its obligations to Equitable Financial under the EQUI-VEST Reinsurance Agreement. Commonwealth Annuity and Life Insurance Company, an insurance company domiciled in the Commonwealth of Massachusetts and affiliate of Reinsurer (“Commonwealth”), provided a guarantee of Reinsurer’s payment obligation to Equitable Financial under the EQUI-VEST Reinsurance Agreement.
For additional information regarding the Global Atlantic Transaction, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Global Atlantic Transaction” and Note 1 of the Notes to the Consolidated Financial Statements.
Investment Management and Research
Our Investment Management and Research business provides diversified investment management, research and related services globally to a broad range of clients through AB’s three buy-side distribution channels: Institutions, Retail and Private Wealth, and AB’s sell-side business, Bernstein Research Services. AB Holding is a master limited partnership publicly listed on the NYSE. We own an approximate 61% economic interest in AB. As the general partner of AB, we have the authority to manage and control its business, and accordingly, this segment reflects AB’s consolidated financial results.
Our Investment Management and Research business had approximately $646.4 billion in AUM as of December 31, 2022, composed of 42% equities, 39% fixed income and 19% multi-asset class solutions, alternatives and other assets. By distribution channel, institutional clients represented 46% of AUM, while retail and private wealth clients represented 38% and 16% respectively, as of December 31, 2022.
AB’s high-quality, in-depth research is the foundation of its asset management and private wealth management businesses. AB believes that its global team of research professionals, whose disciplines include economic, fundamental equity, fixed income and quantitative research, gives it a competitive advantage in achieving investment success for its clients. AB also has experts focused on multi-asset strategies, wealth management, ESG, and alternative investments.
We are AB’s largest client. We represented 16% of AB’s total AUM as of December 31, 2022 and 4% of AB’s net revenues for the year ended December 31, 2022.
Generally, AB is compensated for its investment services on the basis of investment advisory and services fees calculated as a percentage of AUM.
Products and Services
Investment Services
AB believes that by using differentiated research insights and a disciplined process to build high-active-share portfolios, AB can achieve strong investment results for its clients over time. Key to this philosophy is developing and integrating ESG and climate research, as well as AB’s approach to engagement. AB’s global research network, intellectual curiosity and collaborative culture allow AB to advance clients' investment objectives, whether AB’s clients are seeking responsibility generated idiosyncratic alpha, total return, downside mitigation, or sustainability and impact-focused outcomes.
AB’s investment services include expertise in:
•Actively-managed equity strategies across global and regional universes, as well as capitalization ranges, concentration ranges and investment strategies, including value, growth and core equities;
•Actively-managed traditional and unconstrained fixed income strategies, including taxable and tax-exempt strategies;
•Actively-managed Alternative investments, including hedge funds, fund of funds, direct lending, real estate and private equity;
•Portfolios with Purpose, including actively managed, impact-focused and Responsible+ (climate-conscious, ESG leaders, change catalysts) equity, fixed income and multi-asset strategies that address AB’s clients evolving need to invest their capital with purpose while pursuing strong investment returns;
•Multi-asset services and solutions, including dynamic asset allocation, customized target-date funds and target-risk funds; and
•Some passive management, including index, ESG index and enhanced index strategies.
Markets
AB operates in major markets around the world, including the United States, EMEA (Europe, the Middle East and Africa) and Asia. AB’s AUM by investment service and client domicile are as follows:
By Investment Service ($ in billions):

By Client Domicile ($ in billions):
Distribution Channels
AB distributes its products and solutions through three buy-side distribution channels: Institutions, Retail and Private Wealth and its sell-side business, Bernstein Research Services.
Institutions
AB offers to its institutional clients, which include private and public pension plans, foundations and endowments, insurance companies, central banks and governments worldwide, and Holdings and its subsidiaries, separately managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles (“Institutional Services”).
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
Private Wealth
AB partners with its clients, embracing innovation and research to address increasingly complex challenges. AB’s clients include high net worth individuals and families who have created generational wealth as successful business owners, athletes, entertainers, corporate executives and private practice owners. AB also provides investment and wealth advice to foundations and endowments, family offices and other entities. AB’s flexible investment platform offers a range of solutions, including separately-managed accounts, hedge funds, mutual funds and other investment vehicles, tailored to meet each distinct client’s needs. AB’s investment platform is complimented with a wealth platform that includes complex tax and estate planning, pre-IPO and pre-transaction planning, multi-generational family engagement, and philanthropic advice in addition to tailored approaches to meeting the unique needs of emerging wealth and multi-cultural demographics.
AB manages these accounts pursuant to written investment advisory agreements, which generally are terminable at any time or upon relatively short notice by any authorized party, and may not be assigned without the client’s consent.
Bernstein Research Services

AB offers high-quality fundamental and quantitative research and trade execution services in equities and listed options to institutional investors, such as mutual fund and hedge fund managers, pension funds and other institutional investors (“Bernstein Research Services”). AB serves its clients, which are based in major markets around the world, through trading professionals, who are primarily based in New York, London and Hong Kong, and research analysts, who provide fundamental company and industry research along with quantitative research into securities valuation and factors affecting stock-price movements.
Additionally, AB occasionally provides equity capital markets services to issuers of publicly-traded securities, such as initial public offerings and follow-on offerings, generally acting as co-manager in such offerings.
In the fourth quarter of 2022, AB and Société Générale, a leading European bank, announced plans to form a joint venture combining their respective cash equities and research businesses. As a result, the Bernstein Research Services business has been classified as held for sale. For further discussion, see Note 23 of the Notes to the Consolidated Financial Statements.
Custody
AB’s U.S.-based broker-dealer subsidiary acts as custodian for the majority of AB’s Private Wealth AUM and some of its Institutional AUM. Other custodian arrangements, directed by clients, include banks, trust companies, brokerage firms and other financial institutions
For additional information about AB’s investment advisory fees, including performance-based fees, see “Risk Factors—Risks Relating to Our Investment Management and Research Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment—Investment Management and Research.”
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
AUM
AUM by distribution channel were as follows:

	December 31,
	2022	2021	2020
	(in billions)
Institutions	$297.3	$337.1	$315.6
Retail	242.9	319.9	265.3
Private Wealth	106.2	121.6	105.0
Total	$646.4	$778.6	$685.9

AUM by investment service were as follows:

	December 31,
	2022	2021	2020
	(in billions)
Equity
Actively Managed	$217.9	$287.6	$217.8
Passively Managed (1)	53.8	71.6	64.5
Total Equity	271.7	359.2	282.3

Fixed Income
Actively Managed
Taxable	190.3	246.3	263.2
Tax-exempt	52.5	57.1	50.3
Total Actively Managed	242.8	303.4	313.5
Passively Managed (1)	9.4	13.2	8.5
Total Fixed Income	252.2	316.6	322.0

Alternatives/Multi-Asset Solutions (2)
Actively Managed	115.8	97.3	79.1
Passively Managed (1)	6.7	5.5	2.5
Total Other	122.5	102.8	81.6
Total	$646.4	$778.6	$685.9
_____________
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.
Changes in AUM for the years ended December 31, 2022 and 2021 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth	Total
	(in billions)
Balance, December 31, 2021	$337.1	$319.9	$121.6	$778.6
Long-term flows:
Sales/new accounts	32.2	65.9	17.5	115.6
Redemptions/terminations	(13.3)	(66.3)	(15.8)	(95.4)
Cash flow/unreinvested dividends	(12.6)	(11.2)	—	(23.8)
Net long-term inflows (outflows) (1)	6.3	(11.6)	1.7	(3.6)
Adjustments (2)	(0.4)	—	—	(0.4)
Acquisitions (3)	12.2	—	—	12.2
Transfers	(0.1)	0.1	—	—
Market appreciation (depreciation)	(57.8)	(65.5)	(17.1)	(140.4)
Net change	(39.8)	(77.0)	(15.4)	(132.2)
Balance, December 31, 2022	$297.3	$242.9	$106.2	$646.4

	Distribution Channel
	Institutions	Retail	Private Wealth	Total
	(in billions)
Balance, December 31, 2020	$315.6	$265.3	$105.0	$685.9
Long-term flows:
Sales/new accounts	31.7	100.0	18.3	150.0
Redemptions/terminations	(23.4)	(65.1)	(15.3)	(103.8)
Cash flow/unreinvested dividends	(6.0)	(14.1)	—	(20.1)
Net long-term inflows (outflows) (1)	2.3	20.8	3.0	26.1
Adjustment	—	—	—	—
Acquisition	—	—	—	—
Transfers	(0.2)	0.2	—	—
Market appreciation	19.4	33.6	13.6	66.6
Net change	21.5	54.6	16.6	92.7
Balance, December 31, 2021	$337.1	$319.9	$121.6	$778.6
______________
(1) Net flows include $4.5 billion and $1.3 billion of AXA redemptions for 2022 and 2021, respectively.
(2) Approximately $400 million of Institutional AUM was removed from our total assets under management during the second quarter of 2022 due to a change in the fee structure.
(3) The CarVal acquisition added approximately $12.2 billion of Institutional AUM in the third quarter of 2022.

	Investment Services
	Equity Actively Managed	Equity Passively Managed (1)	Fixed Income Actively Managed—Taxable	Fixed Income Actively Managed—Tax Exempt	Fixed Income Passively Managed (1)	Alternatives /Multi-Asset Solutions (2)	Total
	(in billions)
Balance, December 31, 2021	$287.6	$71.6	$246.3	$57.1	$13.2	$102.8	$778.6
Long-term flows:
Sales/new accounts	46.0	1.8	25.5	16.0	(0.1)	26.4	115.6
Redemptions/terminations	(39.0)	(3.1)	(32.6)	(15.0)	(1.5)	(4.2)	(95.4)
Cash flow/unreinvested dividends	(9.7)	(4.0)	(10.8)	(0.4)	0.3	0.8	(23.8)
Net long-term inflows (outflows) (3)	(2.7)	(5.3)	(17.9)	0.6	(1.3)	23.0	(3.6)
Adjustments (4)	—	—	—	—	—	(0.4)	(0.4)
Acquisitions (5)	—	—	—	—	—	12.2	12.2
Market appreciation (depreciation)	(67.0)	(12.5)	(38.1)	(5.2)	(2.5)	(15.1)	(140.4)
Net change	(69.7)	(17.8)	(56.0)	(4.6)	(3.8)	19.7	(132.2)
Balance, December 31, 2022	$217.9	$53.8	$190.3	$52.5	$9.4	$122.5	$646.4

	Investment Services
	Equity Actively Managed	Equity Passively Managed (1)	Fixed Income Actively Managed—Taxable	Fixed Income Actively Managed—Tax Exempt	Fixed Income Passively Managed (1)	Alternatives /Multi-Asset Solutions (2)	Total
	(in billions)
Balance, December 31, 2020	$217.8	$64.5	$263.2	$50.3	$8.5	$81.6	$685.9
Long-term flows:
Sales/new accounts	72.9	1.4	44.9	13.5	4.6	12.7	150.0
Redemptions/terminations	(39.6)	(1.1)	(52.6)	(7.8)	(0.4)	(2.3)	(103.8)
Cash flow/unreinvested dividends	(11.4)	(7.8)	(2.2)	0.3	0.8	0.2	(20.1)
Net long-term inflows (outflows) (3)	21.9	(7.5)	(9.9)	6.0	5.0	10.6	26.1
Market appreciation	47.9	14.6	(7.0)	0.8	(0.3)	10.6	66.6
Net change	69.8	7.1	(16.9)	6.8	4.7	21.2	92.7
Balance, December 31, 2021	$287.6	$71.6	$246.3	$57.1	$13.2	$102.8	$778.6
______________
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.
(3)Net flows include $4.5 billion and $1.3 billion of AXA redemptions for 2022 and 2021, respectively.
(4)Approximately $400 million of Institutional AUM was removed from our total assets under management during the second quarter of 2022 due to a change in the fee structure.
(5) The CarVal acquisition added approximately $12.2 billion of Institutional AUM in the third quarter of 2022.

Net long-term inflows (outflows) for actively managed investment services as compared to passively managed investment services for the years ended December 31, 2022, 2021 and 2020, respectively, are as follows:

	Year Ended December 31,
	2022	2021	2020
	(in billions)
Actively Managed
Equity	$(2.7)	$21.9	$7.4
Fixed Income	(17.3)	(3.9)	(8.8)
Alternatives/Multi-Asset Solutions	20.9	8.3	4.5
	0.9	26.3	3.1
Passively Managed
Equity	$(5.3)	$(7.5)	$(4.6)
Fixed Income	(1.3)	5.0	(1.6)
Alternatives/Multi-Asset Solutions	2.1	2.3	0.5
	(4.5)	(0.2)	(5.7)
Total net long-term inflows (outflows)	$(3.6)	$26.1	$(2.6)

Average AUM by distribution channel and investment service were as follows:

	Year Ended December 31,
	2022	2021	2020
	(in billions)
Distribution Channel:
Institutions	$308.4	$325.7	$285.9
Retail	267.8	291.0	236.5
Private Wealth	110.3	114.1	97.1
Total	$686.5	$730.8	$619.5

	Year Ended December 31,
	2022	2021	2020
	(in billions)
Investment Service:
Equity Actively Managed	$239.7	$252.2	$179.8
Equity Passively Managed (1)	60.4	68.7	57.1
Fixed Income Actively Managed – Taxable	210.0	253.1	254.4
Fixed Income Actively Managed – Tax-exempt	54.1	53.8	47.9
Fixed Income Passively Managed (1)	11.5	9.6	9.4
Alternatives/Multi-Asset Solutions (2)	110.8	93.4	70.9
Total	$686.5	$730.8	$619.5
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

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Investment advisory and services fees:
Institutions:
Base fees	$582	$540	$458
Performance-based fees	77	46	53
	659	586	511
Retail:
Base fees	1,321	1,442	1,187
Performance-based fees	2	51	24
	1,323	1,493	1,211
Private Wealth:
Base fees	922	967	818
Performance-based fees	66	149	55
	988	1,116	873
Total:
Base fees	2,825	2,949	2,463
Performance-based fees	145	246	132
	2,970	3,195	2,595
Bernstein Research Services	416	452	460
Distribution revenues	607	652	530
Dividend and interest income	123	39	51
Investment (losses) gains	(102)	(1)	(16)
Other revenues	106	108	105
Total revenues	4,120	4,445	3,725
Less: Interest expense	66	4	16
Net revenues	$4,054	$4,441	$3,709

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
We offer a targeted range of life insurance products aimed at serving the financial needs of our clients throughout their lives. Our product offerings include VUL, IUL and term life products, which represented 87%, 7% and 6% of our total life insurance annualized premium, respectively, for the year ended December 31, 2022. Our products are distributed through Equitable Advisors and select third-party firms. We benefit from a long-term, stable distribution relationship with Equitable Advisors, with Equitable Advisors representing approximately 73% of our total life insurance sales for the year ended December 31, 2022.
In 2015, we entered the employee benefits market focusing on small and medium-sized businesses, a target market for our life insurance and Group Retirement 401(k) businesses. Our core products consist of Group Life Insurance (including Accidental Death & Dismemberment), Supplemental Life, Dental, Vision, Short-Term Disability and Long-Term Disability. In addition, we offer a full suite of Supplemental Health products including Accident, Critical Illness and Hospital Indemnity. Our Employee Benefits’ solutions are distributed through the traditional broker channel, strategic partnerships (medical partners, professional employer associations (PEOs), and associations), General Agencies, TPAs and Retail Equitable Advisors. We believe our EB360 technology platform is a differentiator and will further augment our solutions for small and medium-sized businesses.

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
Products
Our life insurance products are primarily designed to help individuals and small and medium-sized businesses with protection, wealth accumulation and transfer of wealth at death, as well as corporate planning solutions including non-qualified deferred compensation, succession planning and key person insurance. We target select segments of the life insurance market: permanent life insurance, including IUL and VUL products and term insurance. In recent years, we have refocused our product offering and distribution towards less capital intensive, higher return accumulation and protection products. For example, in January 2021, we discontinued offering our most interest rate sensitive IUL product (“IUL Protect”). We plan to grow our operating earnings over time through earnings generated from sales of our repositioned product portfolio and by proactively managing and optimizing our in-force book.

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
Other Benefits. We offer a portfolio of riders to provide clients with additional flexibility to protect the value of their investments and overcome challenges. Our Long-Term Care Services Rider provides an acceleration of the policy death benefit in the event of a chronic illness and has been elected on 29% of all eligible policies and elected on 25% of all new policies sold during the year ended December 31, 2022. The MSO, referred to above and offered via a policy rider on our variable life products, provides policyholders with the opportunity to manage volatility.
The following table presents individual life insurance annualized premiums for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Annualized Premium
Indexed Universal Life	$13	$25	$60
Variable Universal Life	184	169	91
Term	13	16	18
Total	$210	$210	$169

The following table presents individual life insurance FYP and renewals by product and total gross premiums for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
FYP by Product Line
Indexed Universal Life	$19	$45	$144
Variable Universal Life	309	287	144
Term	13	16	18
Other (1)	1	1	1
Total	$342	$349	$307

Renewals by Product Line
Universal Life	$764	$824	$845
Indexed Universal Life	304	310	276
Variable Universal Life	989	968	947
Term	373	379	375
Other (1)	17	19	19
Total	$2,447	$2,500	$2,462

Total Gross Premiums	$2,789	$2,849	$2,769
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
The following table presents our in-force face amount and Protection Solutions Reserves as of the dates indicated, respectively, for the individual life insurance products we offer:

	December 31,
	2022	2021	2020
	(in billions)
In-force face amount by product: (1)
Universal Life (2)	$43.1	$45.9	$48.7
Indexed Universal Life	27.5	27.9	27.7
Variable Universal Life (3)	133.4	132.8	127.7
Term	211.9	215.4	215.2
Whole Life	1.1	1.2	1.3
Total in-force face amount	$417.0	$423.2	$420.6

	December 31,
	2022	2021	2020
	(in millions)
Protection Solutions Reserves (4)
General Account	$18,237	$18,625	$18,905
Separate Accounts	13,634	17,012	14,771
Total Protection Solutions Reserves	$31,871	$35,637	$33,676
______________
(1)Does not include life insurance sold as part of our employee benefits business.
(2)UL includes guaranteed universal life insurance products.

(3)VUL includes variable life insurance and COLI.
(4)Does not include Protection Solutions Reserves for our employee benefits business.
In order to optimize our capital efficiency and improve the profitability of new business, in 2009, we made a strategic decision to exit the GUL insurance and 30-year term life insurance markets. In recent years, we have refocused our product offering and distribution towards less capital intensive, higher return accumulation and protection products. For example, in January 2021, we discontinued offering our most interest sensitive IUL product (IUL Protect). The following chart shows this shift in our product sales (annualized premiums) from 2008 to 2022:

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
Markets
While we serve all Equitable client segments, we specialize in Small to Medium Enterprises and high-income/high-net worth clients and their advisers. We also complement our permanent product suite with term products for clients with simpler needs. We focus on creating value for our customers through the differentiated features and benefits we offer on our products. We distribute these products through retail advisors and third-party firms who demonstrate the value of life insurance in helping clients to accumulate wealth and protect their assets.
Distribution
We primarily distribute life insurance through two channels: Equitable Advisors and third-party firms. We shifted our third-party distribution focus in 2021 to bypass intermediaries by working directly with broker dealers and registered investment advisors that assist clients. This shift will allow us to build stronger distribution by aligning directly with experienced life producers and by providing digital, transactional capabilities to non-life experts, such as investment advisors.
The following table presents individual life insurance annualized premium by distribution channel for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Annualized Premium by Distribution
Equitable Advisors	$152	$162	$126
Third-Party Firms	58	48	42
Total	$210	$210	$168

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
Risk Management
Reinsurance
We use reinsurance to mitigate a portion of our risk and optimize the capital efficiency and operating returns of our life insurance portfolio. As part of our risk management function, we continuously monitor the financial condition of our reinsurers in an effort to minimize our exposure to significant losses from reinsurer insolvencies. In addition, effective April 1, 2020, we reinsured a portion of our in-force term block. In most cases, amounts in excess of $2 million are reinsured.
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
Hedging
We hedge the exposure contained in our IUL products and the MSO rider we offer on our VUL products. These products and riders allow the policyholder to participate in the performance of an index price movement up to certain caps and/or protect the policyholder in a movement down for a set period of time. In order to support our obligations under these investment options, we enter into derivatives contracts whose payouts, in combination with returns from the underlying fixed income investments, seek to replicate those of the index price, subject to prescribed caps and buffers. Our hedging exposes us to counterparty risk as well as fellow customer default risk, in respect to certain types of cleared contracts.
Employee Benefits
Our employee benefits business focuses on serving small and medium-sized businesses, a priority segment for us, offering these businesses a differentiated technology platform and competitive suite of group insurance products. Leveraging our innovative technology platform, we have formed strategic partnerships with large insurance and health carriers as their primary group benefits provider. As a new entrant in the employee benefits market, we were able to build a platform from the ground up, without reliance on legacy systems. This helps put us in a position to embrace industry shifts quickly and provides us with an advantage over many competitors.
Products
Our products are designed to provide valuable protection for employees as well as help employers attract employees and control costs. We currently offer a suite of Group Life Insurance (including Accidental Death & Dismemberment), Supplemental Life, Dental, Vision, Short-Term Disability, Long-Term Disability, Critical Illness, Accident and Hospital Indemnity insurance products.

The following table presents employee benefits gross premiums and annualized premium for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Employee Benefits Gross Premiums
Group life insurance sales	$104	$82	$64
Short-term disability	62	44	25
Long-term disability	61	43	30
Dental	55	40	28
Vision	9	6	4
Other (1)	4	1	—
Total	$295	$216	$151

Annualized premium	$82	$76	$52
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
Equitable Advisors Broker-Dealer Business
Equitable Advisors provides financial planning and advice, insurance and savings solutions, as well as full-service brokerage services through our financial advisors who have access to a broad selection of both affiliated and non-affiliated products to help clients meet their financial needs. While the revenue from retirement and protection products sold through Equitable Advisors is recognized within the Individual Retirement, Group Retirement and Protection Solutions segments, Corporate and Other includes revenue from the AUA of the Equitable Advisors broker-dealer business. As of December 31, 2022, the Equitable Advisors broker-dealer business included $72.8 billion in AUA.
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
Equitable Investment Management
EIMG is the investment manager and formerly the administrator for our proprietary variable funds. On June 22, 2021, Equitable Holdings completed the formation of Equitable Investment Management, LLC, (“EIM”), a wholly owned indirect subsidiary of Holdings. Effective August 1, 2021, EIM replaced EIMG as the administrator of EQAT, EQ Premier VIP Trust and 1290 Funds (each, a “Trust” and collectively, the “Trusts”). In addition, on October 1, 2021, Equitable Financial entered into an investment advisory and management agreement by which EIM became the investment manager for the Equitable Financial’s general account portfolio. Effective December 30, 2022, the name of EIM changed to Equitable Financial Investment Management, LLC. On June 10, 2022, Equitable Holdings completed the formation of Equitable Investment Management II, LLC, a wholly owned indirect subsidiary of Holdings (“EIM II”, and collectively with EIMG and EIM, “Equitable Investment Management”). Effective January 1, 2023, EIM II replaced EIM as the administrator of each Trust.
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
EIMG provides investment management services to proprietary investment vehicles sponsored by the Company, including investment companies that are underlying investment options for our variable insurance and annuity products. EIMG is registered as an investment adviser under the Investment Advisers Act. EIMG serves as the investment adviser to EQAT and EQ Premier VIP Trust and to two private investment trusts established in the Cayman Islands. Each Trust and private investment trusts is a “series” type of trust with multiple Portfolios. EIMG provides discretionary investment management services to the Portfolios, including, among other things, (1) portfolio management services for the Portfolios; (2) selecting, monitoring and overseeing investment sub-advisers; and (3) developing and executing asset allocation strategies for multi-advised Portfolios and Portfolios structured as funds-of-funds. EIMG is further charged with ensuring that the other parts of the Company that interact with the Trusts, such as product management, the distribution system and the financial organization, have a specific point of contact.
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
EIM provided administrative services to the Portfolios from August 1, 2021 to December 31, 2022. Effective January 1, 2023, EIM II provides administrative services to the Portfolios. The administrative services that EIM II provides to the Portfolios include, among others, coordination of each Portfolio’s audit, financial statements and tax returns; expense management and budgeting; legal administrative services and compliance monitoring; portfolio accounting services, including daily net asset value accounting; risk management; oversight of proxy voting procedures and an anti-money laundering program.

EIM provides investment management services to the Equitable Financial’s General Account portfolio. EIM provides non-discretionary investment advisory and asset management services including, but not limited to, providing investment advice on strategic investment management activities, asset strategies through affiliated and unaffiliated asset managers, strategic oversight of the General Account portfolio, portfolio management, yield/duration optimization, asset liability management, asset allocation, liquidity and close alignment to business strategies, as well as advising on other services in accordance with the investment advisory and management agreement. Subject to oversight and supervision by EIM, EIM may delegate any of its duties with respect to some or all of the assets of the General Account to a sub-adviser.
Regulation
Insurance Regulation
Our insurance subsidiaries are licensed to transact insurance business and are subject to extensive regulation and supervision by insurance regulators, in all 50 states of the United States, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands. The primary regulator of an insurance company, however, is located in its state of domicile. Equitable Financial is domiciled in New York and is primarily regulated by the Superintendent of the NYDFS. Equitable America and EQ AZ Life Re are domiciled in Arizona and are primarily regulated by the Director of Insurance of the Arizona Department of Insurance and Financial Institutions. Equitable L&A is domiciled in Colorado and is primarily regulated by the Commissioner of Insurance of the Colorado Division of Insurance. The extent of regulation by jurisdiction varies, but most jurisdictions have laws and regulations governing the financial aspects and business conduct of insurers. State laws in the United States grant insurance regulatory authorities broad administrative powers with respect to, among other things, licensing companies to transact business, sales practices, establishing statutory capital and reserve requirements and solvency standards, reinsurance and hedging, protecting privacy, regulating advertising, restricting the payment of dividends and other transactions between affiliates, permitted types and concentrations of investments and business conduct to be maintained by insurance companies as well as agent and insurance producer licensing, and, to the extent applicable to the particular type of insurance, approval or filing of policy forms and rates. Insurance regulators have the discretionary authority to limit or prohibit new issuances of business to policyholders within their jurisdictions when, in their judgment, such regulators determine that the issuing company is not maintaining adequate statutory surplus or capital. Additionally, New York’s insurance laws limit sales commissions and certain other marketing expenses that Equitable Financial may incur.
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
Holding Company and Shareholder Dividend Regulation
All states regulate transactions between an insurer and its affiliates under their insurance holding company laws. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require that all transactions affecting insurers within a holding company system be fair and reasonable and, in many cases, require prior notice and approval or non-disapproval by the insurer’s domiciliary insurance regulator.

The insurance holding company laws and regulations generally also require a controlled insurance company (i.e., an insurer that is a subsidiary of an insurance holding company) to register and file with state insurance regulatory authorities certain reports, including information concerning its capital structure, ownership, financial condition, certain intercompany transactions and general business operations. In addition, states require the ultimate controlling person of a U.S. insurer to file an annual enterprise risk report with the lead state regulator of the insurance holding company system identifying risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole.
State insurance laws also place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. Under New York’s insurance laws, which are applicable to Equitable Financial, a domestic stock life insurer may pay an ordinary dividend to its stockholders without regulatory approval provided that the amount does not exceed the statutory formula (“Ordinary Dividend”). Dividends in excess of this amount require a New York domestic life insurer to file a notice of its intent to declare the dividend with the NYDFS and obtain prior approval or non-disapproval from the NYDFS with respect to such dividend (“Extraordinary Dividend”). Due to a permitted statutory accounting practice agreed to with the NYDFS, Equitable Financial needs the prior approval of the NYDFS to pay the portion, if any, of any Ordinary Dividend that exceeds the Ordinary Dividend that Equitable Financial would be permitted to pay under New York’s insurance laws absent the application of such permitted practice (such excess, the “Permitted Practice Ordinary Dividend”).
Other states’ insurance laws have limitations on dividends similar to New York’s, providing that dividends in excess of prescribed limits, based on an insurance company’s earnings and surplus for the prior year, are considered to be extraordinary dividends and require explicit approval from the insurer’s domiciliary insurance regulator. In addition, the insurance laws of some states require that any dividend to a domestic insurance company’s stockholders be paid from the insurer’s earned surplus or that prior approval or non-disapproval be obtained from its domiciliary insurance regulator for any dividend payable from other than earned surplus. As a holding company, we depend on dividends from our subsidiaries to meet our obligations. For additional information on shareholder dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
State insurance holding company laws and regulations also regulate changes in control. State laws provide that no person, corporation or other entity may acquire control of a domestic insurance company, or any parent company of such insurance company, without the prior approval of the insurance company’s domiciliary state insurance regulator. Generally, any person acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company is presumed to have acquired “control” of the company. This statutory presumption may be rebutted by a showing that control does not exist in fact. State insurance regulators, however, may find that “control” exists in circumstances in which a person owns or controls, directly or indirectly, less than 10% of the voting securities.
The laws and regulations regarding acquisition of control transactions may discourage potential acquisition proposals and may delay or prevent a change of control involving us, including through unsolicited transactions that some of our shareholders might consider desirable.
NAIC
The mandate of the NAIC is to benefit state insurance regulatory authorities and consumers by promulgating model insurance laws and regulations for adoption by the states. The NAIC has established statutory accounting principles set forth in the Manual. However, a state may have adopted or in the future may adopt statutory accounting principles that differ from the Manual. Changes to the Manual or states’ adoption of prescribed differences to the Manual may impact the statutory capital and surplus of our U.S. insurance companies.
The NAIC’s Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA”), which has been enacted by our insurance subsidiaries’ domiciliary states - requires insurers to maintain a risk management framework and conduct an internal risk and solvency assessment of their material risks in normal and stressed environments. The assessment is documented in a confidential annual ORSA summary report, a copy of which must be made available to regulators as required or upon request.
The NAIC’s Corporate Governance Annual Disclosure Model Act has been adopted by our insurance subsidiaries’ domiciliary states. It requires insurers to annually file detailed information regarding their corporate governance policies.

The NAIC amended the Standard Valuation Law to require a principle-based approach to reserving for life insurance and annuity contracts, which resulted in corresponding amendments to the NAIC’s Valuation Manual (the “Valuation Manual”). Principle-based reserving is designed to better address reserving for life insurance and annuity products. It has been adopted in all states, although in New York, principle-based reserving became effective with the adoption of Regulation 213, which differs from the NAIC Standard Valuation Law, as discussed further below.
The NAIC has been focused on a macro-prudential initiative since 2017, that is intended to enhance risk identification efforts through proposed enhancements to supervisory practices related to liquidity, recovery and resolution, capital stress testing and counterparty exposure concentrations for life insurers. In 2020, the NAIC adopted amendments to the Model Holding Company Act and Regulation that implement an annual filing requirement related to a liquidity stress-testing framework (the “Liquidity Stress Test”) for certain large U.S. life insurers and insurance groups (based on amounts of certain types of business written or material exposure to certain investment transactions, such as derivatives and securities lending). The Liquidity Stress Test is used as a regulatory tool in jurisdictions which have adopted the holding company amendments. Our insurance subsidiaries’ domiciliary states have not yet adopted the amendments, although a bill is pending in the New York State legislature and the amendments are expected to be widely adopted. We cannot predict what impact this tool may have on the Company.
The NAIC also developed a group capital calculation tool (“GCC”) using an RBC aggregation methodology for all entities within the insurance holding company system, including non-U.S. entities. The GCC provides U.S. solvency regulators with an additional analytical tool for conducting group-wide supervision. The NAIC’s amendments to the Model Holding Company Act and Regulation in 2020 also adopted the GCC Template and Instructions and implemented the annual filing requirement with an insurance group’s lead state regulator. The GCC filing requirement becomes effective when the holding company amendments have been adopted by the state where an insurance group’s lead state regulator is located.
Captive Reinsurance Regulation and Variable Annuity Capital Standards
We use an affiliated captive reinsurer as part of our capital management strategy. During the last few years, the NAIC and certain state regulators, including the NYDFS, have been focused on insurance companies’ use of affiliated captive reinsurers or offshore entities.
The NAIC adopted a revised preamble to the NAIC accreditation standards (the “Standard”) which applies the Standard to captive insurers that assume level premium term life insurance (“XXX”) business and universal life with secondary guarantees (“AXXX”) business. The NAIC also developed a regulatory framework, the XXX/AXXX Reinsurance Framework, for XXX/AXXX transactions. The framework requires more disclosure of an insurer’s use of captives in its statutory financial statements and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. The XXX/AXXX Reinsurance Framework was implemented through an actuarial guideline (“AG 48”), which requires a ceding insurer’s actuary to opine on the insurer’s reserves and issue a qualified opinion if the framework is not followed. AG 48 applies prospectively, so that XXX/AXXX captives are not subject to AG 48 if reinsured policies were issued prior to January 1, 2015 and ceded so that they were part of a reinsurance arrangement as of December 31, 2014, as is the case for the XXX business and AXXX business reinsured by our Arizona captive. The Standard is satisfied if the applicable reinsurance transaction satisfies the XXX/AXXX Reinsurance Framework requirements. The NAIC also adopted the Term and Universal Life Insurance Reserving Financing Model Regulation which contains the same substantive requirements as AG 48, as amended by the NAIC, and it establishes uniform, national standards governing reserve financing arrangements pertaining to the term life and universal life insurance policies with secondary guarantees. The model regulation has been adopted by our insurance subsidiaries’ domiciliary states.
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
As noted above, New York’s Regulation 213, which is applicable to Equitable Financial, differs from the NAIC’s variable annuity reserve and capital framework described above. Regulation 213 requires New York licensed insurers, to carry statutory basis reserves for variable annuity contract obligations equal to the greater of those required under (i) the NAIC standard or (ii) a revised version of the NYDFS requirement in effect prior to the adoption of the regulation’s first amendment for contracts issued prior to January 1, 2020, and for policies issued after that date a new standard that is more conservative than the NAIC standard. As a result, Regulation 213 materially increases the statutory basis reserves that New York licensed insurers are required to carry which could adversely affect their capacity to distribute dividends. As a holding company, Holdings relies on dividends and other payments from its subsidiaries and, accordingly, any material limitation on Equitable Financial’s dividend capacity could materially affect Holdings’ ability to return capital to stockholders through dividends and stock repurchases.
In order to mitigate the impacts of Regulation 213 discussed above, the Company completed a series of management actions prior to year-end 2022. Equitable Financial entered into a reinsurance agreement with Swiss Re Life & Health America Inc., we completed the Global Atlantic Reinsurance Transaction, we completed certain internal restructurings that increase cash flows to Holdings from non-life insurance entities, and we changed our underwriting practices to emphasize issuing products out of our non-New York domiciled insurance subsidiary. Equitable Financial was also granted a permitted practice by the NYDFS which partially mitigates Regulation 213’s impact from the Venerable Transaction to make the regulation’s application to Equitable Financial more consistent with the NAIC reserve and capital framework. We are considering further management actions intended to reduce any future potential impacts of Regulation 213 which could include seeking further amendment of Regulation 213 or exemptive relief therefrom, increasing the use of reinsurance and pursuing other corporate transactions. There can be no assurance that any management action individually or collectively will fully mitigate the impact of Regulation 213. Other state insurance regulators may also propose and adopt standards that differ from the NAIC framework. See Note 18 of the Notes to the Consolidated Financial Statements for additional detail on the permitted practice granted by the NYDFS.
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
Surplus and Capital; Risk Based Capital
Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of insurance companies, to limit or prohibit an insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. We report our RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items, as well as taking into account the risk characteristics of the insurer. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as a regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not meet or exceed certain RBC levels. The NAIC approved RBC revisions for corporate bonds, real estate equity and longevity risk that took effect at year-end 2021 and had a minimal RBC impact on Equitable Financial. The NAIC also approved an RBC update for mortality risk that took effect at year-end 2022, which had a minimal impact on Equitable Financial. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the RBC of each of our insurance subsidiaries was in excess of each of those RBC levels.
Regulation of Investments
State insurance laws and regulations limit the amount of investments that our insurance subsidiaries may have in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives, and require diversification of investment portfolios. Investments exceeding regulatory limitations are not admitted for purposes of measuring surplus. In some instances, laws require us to divest any non-qualifying investments.
The NAIC has been evaluating the risks associated with insurers’ investments in certain categories of structured securities, including CLOs. The NAIC is considering a proposal to assign NAIC designations to CLOs based on modeling by the Securities Valuation Office as opposed to NRSRO credit ratings. Under this proposal, the NAIC Structured Securities Group (SSG) would model CLO securities and evaluate tranche level losses across all debt and equity tranches under a series of calibrated and weighted collateral stress scenarios to assign NAIC designations. The NAIC’s goal is to ensure that the aggregate RBC factor for owning all tranches of a CLO more closely aligns with what is required for owning all of the underlying loan collateral, in order to address RBC arbitrage. The NAIC is also considering an interim solution for residual/equity tranches. These changes would be implemented at year-end 2023 at the earliest. It is possible that the NAIC may propose new regulations or changes to statutory accounting principles regarding CLOs.
Guaranty Associations and Similar Arrangements

Each of the states in which we are admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. The laws are designed to protect policyholders from losses under insurance policies issued by insurance companies that become impaired or insolvent. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state based on their proportionate share of premiums written in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.
During each of the past five years, the assessments levied against us have not been material.
New York Insurance Regulation 210
In recent years, state regulators have considered whether to apply regulatory standards to the determination and/or readjustment of non-guaranteed elements (“NGEs”) within life insurance policies and annuity contracts that may be adjusted at the insurer’s discretion, such as the cost of insurance for universal life insurance policies and interest crediting rates for life insurance policies and annuity contracts. For example, New York’s Insurance Regulation 210 establishes standards for the determination and any readjustment of NGEs, including a prohibition on increasing profit margins on existing business or recouping past losses on such business, and requires advance notice of any adverse change in a NGE to both the NYDFS and affected policyholders. We have developed policies and procedures designed to comply with Regulation 210 and to date, have not seen adverse effects on our business. It is possible, however, that Regulation 210 could adversely impact management’s ability to determine and/or readjust NGEs in the future. Beyond the New York regulation and similar rules enacted in California (effective on July 1, 2019) and Texas (effective on January 1, 2021), the likelihood of enacting of any additional state-based regulation is uncertain at this time, but if implemented, these regulations could have an adverse effect on our business and consolidated results of operations.
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
Certain of our subsidiaries, including Equitable Advisors, Equitable Distributors, SCB LLC and AllianceBernstein Investments, Inc., are registered as broker-dealers (collectively, the “Broker-Dealers”) under the Exchange Act. The Broker-Dealers are subject to extensive regulation by the SEC and are members of, and subject to regulation by, FINRA, a self-regulatory organization subject to SEC oversight. Among other regulation, the Broker-Dealers are subject to the capital requirements of the SEC and FINRA, which specify minimum levels of capital (“net capital”) that the Broker-Dealers are required to maintain and also limit the amount of leverage that the Broker-Dealers are able to employ in their businesses. The SEC and FINRA also regulate the sales practices of the Broker-Dealers. In June 2020, Regulation Best Interest (“Regulation BI”) went into effect with respect to recommendation of securities and accounts to “retail customers,” defined generally as natural persons and their investment vehicles. Regulation BI requires the Broker-Dealers, when making a recommendation of any securities transaction or investment strategy involving securities (including account recommendations) to a retail customer to provide specified disclosures and act solely in the retail customer’s best interest. Moreover, in recent years, the SEC and FINRA have intensified their scrutiny of sales practices relating to variable annuities, variable life insurance and alternative investments, among other products. In addition, the Broker-Dealers are also subject to regulation by state securities administrators in those states in which they conduct business, who may also conduct examinations, direct inquiries to the Broker-Dealers and bring enforcement actions against the Broker-Dealers. Broker-Dealers are required to obtain approval from FINRA for material changes in their businesses as well as certain restructuring and mergers and acquisition events. The Broker-Dealers are also subject to registration and regulation by regulatory authorities in the foreign jurisdictions in which they do business.

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
Certain subsidiaries, including EIMG, Equitable Advisors and AB, and certain of its subsidiaries are registered as investment advisers under the Investment Advisers Act. The investment advisory activities of such registered investment advisers are subject to various federal and state laws and regulations and to the laws in those foreign countries in which they conduct business. These U.S. and foreign laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations.
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
Regulators, including the SEC, FINRA, and state securities regulators and attorneys general, continue to focus attention on various practices in or affecting the investment management and/or mutual fund industries, including portfolio management, valuation, fee break points, and the use of fund assets for distribution.
We and certain of our subsidiaries provide regular financial reporting, as well as, and in certain cases, additional information and documents to the SEC, FINRA, the CFTC, NFA, state securities regulators and attorneys general, the NYDFS and other state insurance regulators, and other regulators regarding our compliance with insurance, securities and other laws and regulations regarding the conduct of our businesses. For additional information on regulatory matters, see Note 18 of the Notes to the Consolidated Financial Statements.
The SEC, FINRA, the CFTC and other governmental regulatory authorities may institute administrative or judicial proceedings against our subsidiaries or their personnel that may result in censure, fines, the issuance of cease-and-desist orders, trading prohibitions, the suspension or expulsion of a broker-dealer, investment adviser, commodity pool operator, or other type of regulated entity, or member, its officers, registered representatives or employees or other similar sanctions.
Dodd-Frank Wall Street Reform and Consumer Protection Act
Currently, the U.S. federal government does not directly regulate the business of insurance. While the Dodd-Frank Act does not remove primary responsibility for the supervision and regulation of insurance from the states, Title V of the Dodd-Frank Act established the FIO within the U.S. Treasury Department and reformed the regulation of the non-admitted property and casualty insurance market and the reinsurance market. The Dodd-Frank Act also established the FSOC, which is authorized to subject non-bank financial companies, including insurers, to supervision by the Federal Reserve and enhanced prudential standards if the FSOC determines that a non-bank financial institution could pose a threat to U.S. financial stability. The FSOC modified the designation process by adopting an activities-based approach for identifying and addressing potential risks to financial stability.
The FIO’s authority extends to all lines of insurance except health insurance, crop insurance and (unless included with life or annuity components) long-term care insurance. Under the Dodd-Frank Act, the FIO is charged with monitoring all aspects of the insurance industry (including identifying gaps in regulation that could contribute to a systemic crisis), recommending to the FSOC the designation of any insurer and its affiliates as a non-bank financial company subject to oversight by the Board of Governors of the Federal Reserve System (including the administration of stress testing on capital), assisting the Treasury Secretary in negotiating “covered agreements” with non-U.S. governments or regulatory authorities, and, with respect to state insurance laws and regulation, determining whether state insurance measures are pre-empted by such covered agreements.
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

In October 2022, the SEC adopted final rules requiring the recovery of erroneously awarded compensation as mandated by the Dodd-Frank Act. The rules will, among other things, require national securities exchanges to establish listing standards that would require listed companies to adopt and comply with a compensation recovery policy, often known as a clawback policy, and require listed companies to provide disclosure about such policies and how they are being implemented. In the event a company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period, the company must recover from any current or former executive officers incentive-based compensation that was erroneously awarded during the three years preceding the date such a restatement was required. The recoverable amount would be the amount of incentive-based compensation received in excess of the amount that otherwise would have been received had it been determined based on the restated financial measure. The updated listing standards related to clawback policies will become effective no later than November 28, 2023. Listed companies will be required to adopt a clawback policy no later than 60 days following the applicable listing standards effective date and make the required disclosure in proxy and information statements, as well as annual reports filed after the adoption of their clawback policy. We are currently awaiting the finalization of the relevant listing standards and are evaluating our existing clawback policy to determine if any updates are required.
On August 25, 2022, the SEC adopted final rules implementing the pay versus performance requirement as mandated by the Dodd-Frank Act. The rules require public companies to disclose the relationship between their executive compensation and financial performance in proxy or information statements in which executive compensation disclosures are required. Under the new rules, companies will be required to provide a table disclosing specified executive compensation and financial performance measures for the five most recently completed fiscal years after an initial phase-in period. Companies are also required to describe the relationship between the actual executive compensation paid, as defined by the new rules, and each of the financial performance measures in the table, as well as the company’s total shareholder return (“TSR”) and the TSR of its selected peer group. In addition, companies are required to disclose three to seven financial performance measures they determine to be the most important performance measures for linking executive compensation actually paid to company performance. These final rules are effective in proxy and information statements for fiscal years ending on or after December 16, 2022.
The following aspects of our operations could also be affected by the Dodd-Frank Act:
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
Over-The-Counter Derivatives Regulation
The Dodd-Frank Act includes a framework of regulation for the OTC derivatives markets, which has largely been implemented. The Dodd-Frank Act provided authority to the CFTC to regulate “swaps” and the SEC to regulate “security-based swaps.” Swaps include, among other things, OTC derivatives on interest rates, commodities, broad-based securities indexes, currency and treasury and other exempted securities. Security-based swaps include, among other things, OTC derivatives on single securities, baskets of securities, narrow-based indexes or loans. The Dodd-Frank Act also granted authority to the U.S. Secretary of the Treasury to exclude physically-settled foreign exchange instruments from regulation as swaps, which the Secretary implemented shortly after adoption of the Dodd-Frank Act.
The Dodd-Frank Act authorized the SEC and the CFTC to mandate that specified types of OTC derivatives must be executed in regulated markets and be submitted for clearing to regulated clearinghouses and directed the CFTC and SEC to establish documentation, recordkeeping and registration requirements for swap dealers, major swap participants, security-based swap dealers and major security-based swap participants for swaps, security-based swaps and specified other derivatives that continued to trade on the OTC market. The Dodd-Frank Act also directed the SEC, CFTC, the Office of the Comptroller of the Currency, the Federal Reserve Board, the FDIC, the Farm Credit Administration, and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”), with respect to the respective entities they regulate, to develop margin rules for OTC derivatives and capital rules for regulated dealers and major participants. The Prudential Regulators completed substantially all of the required regulations by 2017, and the CFTC finalized one of its last remaining rules – the capital rules for swap dealers in July 2020. In December 2019 the SEC finalized and adopted the final set of rules related to security-based swaps, and the rules, including registration of dealers in security-based swaps, became effective on or prior to November 1, 2021. Public trade reporting of security-based swaps went into effect in February 2022. In December 2021, the SEC proposed rule 10B-1 under the Exchange Act to require next day public reporting of security-based swaps that exceed certain specified thresholds.

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
Under the CFTC’s and SEC’s regulations, swaps and security-based swaps traded by a non-banking entity are currently subject to variation margin requirements as well as, for most entities, initial margin, as mandated by the CFTC and SEC. Under regulations adopted by the Prudential Regulators, both swaps and security-based swaps traded by banking entities are currently subject to variation margin requirements and, for most entities, initial margin requirements as well. Initial margin requirements imposed by the CFTC, the SEC and the Prudential Regulators are being phased in over a period of time. As a result, initial margin requirements took effect in September 2021 for us. The CFTC regulations require us to post and collect variation margin (comprised of specified liquid instruments and subject to a required haircut) in connection with trading of swaps with CFTC-regulated swap dealers, and the regulations adopted by the Prudential Regulators require us to post and collect variation margin when trading either swaps or security-based swaps with a dealer regulated by the Prudential Regulators. SEC regulations require posting and collection of variation margin by both us and our counterparty but require posting of initial margin only by the entity facing the broker-dealer or security-based swap dealer but not the broker-dealer or security-based swap dealer itself.
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
The SEC recently proposed a new Regulation Best Execution, which would supplement existing best execution rules enforced by FINRA and the Municipal Securities Rulemaking Board. In conjunction with Regulation Best Execution, the SEC also proposed other rules or rule modifications that, if adopted as proposed, would materially impact broker-dealers operating in the equity markets. These proposals include: (i) the Order Competition Rule, which would require certain retail customer orders to be exposed first to a “qualified auction” operated by an open competition trading center prior to execution in the over-the-counter market; (ii) amendments to Regulation NMS to adopt, among other things, minimum pricing increments for quoting and trading of listed stocks and reduce exchange access fees; and (iii) amendments to disclosure requirements under Regulation NMS to require monthly publication of order execution quality information in listed equity by certain large broker-dealers and trading platforms in addition to the market centers that are currently required to publish such reports. If adopted, the proposals will likely increase costs for our broker-dealers.
Investment Adviser Regulation

Changes to the marketing requirements for registered investment advisers were adopted in December 2020 and became effective in November 2022. The changes amend existing Rule 206(4)-1 under the Investment Advisers Act and incorporate aspects of Investment Advisers Act Rule 206(4)-3, which the SEC simultaneously rescinded in its entirety. The amended rules impose a number of new requirements that will affect marketing of certain advisory products, including, in particular, private funds. We developed systems and processes and put in place policies and procedures to ensure that we are in compliance with the amended rule. The SEC is currently focused on examining compliance efforts with newly amended Rule 206(4)-1. The SEC has also adopted new reporting requirements for registered investment advisers regarding “say on pay” and more expansive reporting on voting practices by managers for registered funds on Form N-PX. In October 2022, the SEC also proposed a new rule and rule amendments under the Investment Advisers Act that would prohibit registered investment advisers from outsourcing certain services and functions without conducting due diligence and monitoring the proposed service providers. Both the new requirements and the new proposals, if adopted, will create substantially greater compliance requirements and costs for our investment adviser entities.
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
In the wake of the March 2018 federal appeals court decision to vacate the 2016 DOL Fiduciary Rule, the DOL announced its intention to issue revised fiduciary investment advice regulations. In December 2020, the DOL finalized a “best interest” prohibited transaction exemption (“PTE 2020-02”) for investment advice fiduciaries under ERISA, and the Code, which is now effective and subject to enforcement. PTE 2020-02 includes the DOL’s interpretation of the five-part test under ERISA and the Code for determining fiduciary status that was in effect prior to the 2016 DOL Fiduciary Rule, although the scope of PTE 2020-02 extends to rollover transactions if they constitute “investment advice” under the five-part test. If fiduciary status is triggered, PTE 2020-02 prescribes a set of impartial conduct standards and disclosure obligations that are intended to be consistent with the SEC’s Regulation Best Interest. We have devoted significant time and resources towards coming into compliance with PTE 2020-02. The DOL has noted that it may further amend its fiduciary regulations, including PTE 2020-02 and, possibly, other existing prohibited transaction exemptions in the near future. To date, nothing has been proposed. However, recent press reports have suggested that the Department of Labor soon may move forward with re-drafting a rule defining the term “fiduciary.”
In addition, in January 2020, the NAIC revised the Suitability in Annuity Transactions Model Regulation to apply a best interest of the consumer standard on insurance producers’ annuity recommendations and to require that insurers supervise such recommendations. Several state regulators have adopted the revised regulation, including in two of our insurance subsidiaries’ domiciliary states, while others are currently considering doing so or instead issuing standalone impartial conduct standards applicable to annuity and, in some cases, life insurance transactions. For example, the NYDFS amended Regulation 187 - Suitability and Best Interests in Life Insurance and Annuity Transactions (“Regulation 187”) to add a “best interest” standard for recommendations regarding the sale of life insurance and annuity products in New York. In April 2021, the Appellate Division of the NYS Supreme Court, Third Department, overturned Regulation 187 for being unconstitutionally vague, although the New York State Court of Appeals reversed this ruling on October 20, 2022. We have developed our compliance framework for Regulation 187 with respect to annuity sales as well as our life insurance business. Meanwhile, state regulators and legislatures in Nevada and Maryland have proposed measures that would make broker-dealers, sales agents, and investment advisers and their representatives subject to a fiduciary duty when providing products and services to customers, including pension plans and IRAs. Massachusetts has adopted such a regulation applying a fiduciary duty standard to broker-dealers and their agents which, although not applying to insurance product (including variable annuity) sales, did require us to make changes to certain policies and procedures to ensure compliance. Beyond the New York and Massachusetts regulations, the likelihood of enactment of any such other standalone state-based regulation is uncertain at this time, but if implemented, these regulations could have adverse effects on our business and consolidated results of operations.
Climate Risks
The topic of climate risk has come under increased scrutiny by insurance regulators. In September 2020, the NYDFS announced that it expects New York domestic and foreign authorized insurers to integrate financial risks from climate change into their governance frameworks, risk management processes, and business strategies.

On November 15, 2021, the NYDFS issued additional guidance stating that New York domestic insurers, such as Equitable Financial, are expected to manage financial risks from climate change by taking actions that are proportionate to the nature, scale and complexity of their businesses. For instance, the guidance states that an insurer should: (i) incorporate climate risk into its financial risk management (e.g., a company’s ORSA should address climate risk); (ii) manage climate risk through its enterprise risk management functions and ensure that its organizational structure clearly defines roles and responsibilities related to managing such risk; (iii) use scenario analysis when developing business strategies and identifying risks; and (iv) incorporate the management of climate risk into its corporate governance structure at the group or insurer entity level (i.e., an insurer’s board of directors should understand climate risk and oversee the team responsible for managing such risk). As of August 15, 2022, New York domestic insurers should have implemented certain corporate governance changes and developed plans to implement the organizational structure changes (e.g., defining roles and responsibilities related to managing climate risk). With respect to implementing more involved changes (e.g., reflecting climate risks in the ORSA and using scenario analysis when developing business strategies), insurers are encouraged to start working on these changes, although the NYDFS intends to issue additional guidance with more specific timing information. We have developed our compliance framework with respect to the November 2021 guidance.
The NYDFS also adopted an amendment to the regulation governing enterprise risk management, applicable to New York domestic and foreign authorized insurers, which requires an insurance group’s enterprise risk management function to address certain additional risks, including climate change risk.
In addition, the FIO is authorized to monitor the U.S. insurance industry under the Dodd-Frank Act, as discussed above. In furtherance of President Biden’s Executive Order on Climate-Related Financial Risk, dated May 20, 2021, the FIO sought public comment on climate-related financial risks in the insurance industry. The FIO is assessing how the insurance sector may mitigate climate risks and help achieve national climate-related goals.
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
Finally, on May 25, 2022, the SEC proposed amendments to existing rules that would require registered investment companies and investment advisers to include specific disclosures regarding their environmental, social and governance (“ESG”) strategies in prospectuses and shareholder reports and Form ADV.
NYDFS Guidance on Diversity and Corporate Governance
Insurance regulators are also focused on the topic of race, diversity and inclusion. In New York, the NYDFS issued a circular letter in 2021 stating that it expects the insurers it regulates, such as Equitable Financial, to make diversity of their leadership a business priority and a key element of their corporate governance. The NYDFS collected data from insurers that met certain premium thresholds, including Equitable Financial, regarding the diversity of their corporate boards and management. The NYDFS plans to publish this data on an aggregate basis to measure progress in the industry, and it now includes diversity-related questions in its examination process. We are considering the NYDFS’ guidance as part of our commitment to diversity and inclusion. The NAIC is also evaluating issues related to this topic, and it is examining practices in the insurance industry to determine how barriers are created that disadvantage people of color or historically underrepresented groups.
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
Transition from LIBOR
Global regulators have announced that publication of LIBOR will cease after June 2023. The cessation dates of many of these USD and non-USD LIBOR settings have occurred and publication of the remaining USD LIBOR settings (overnight and one, three, six and 12 month USD LIBOR) will cease after June 2023. The Financial Conduct Authority (“FCA”) has proposed that the Intercontinental Exchange (“ICE”) Benchmark Administration, the administrator of LIBOR, continue publication of one-, three- and six-month USD LIBOR settings on a “synthetic,” or non-representative, basis through the end of September 2024.
In March 2022, federal legislation was enacted to address, for USD LIBOR settings scheduled to cease being published at the end of June 2023, the transition to alternative reference rates for all U.S. law governed contracts with non-existent or inadequate USD LIBOR fallback provisions. Except with respect to the one-week and two-month USD LIBOR tenors, the federal legislation supersedes all state law addressing the USD LIBOR transition, including legislation enacted in New York in 2021. The Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) adopted regulations in December 2022 that implements this legislation by identifying benchmark rates based on the Secured Overnight Financing Rate (“SOFR”) that will replace LIBOR in specified financial contracts after June 30, 2023. The regulation authorizes specified “determining persons” to select a benchmark replacement and substitutes a Federal Reserve Board-specified replacement where a determining person does not select a workable benchmark replacement by at least June 30, 2023. Each Federal Reserve Board-specified replacement specified in the regulation incorporates spread adjustments.
We have exposure to USD LIBOR through loans, derivatives, investments and financing operations and there are references to LIBOR in certain product prospectuses. We have evaluated our existing credit agreements, portfolio holdings, derivatives and other investments and identified all contracts for which there is not a robust fallback rate specified and have either identified replacement rates, including SOFR, as an adequate fallback for these instruments, have disposed of the instrument or negotiated fallback terms.
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
The SECURE 2.0 Act of 2022 (“SECURE 2.0”), signed into law on December 29, 2022, makes significant changes to existing law for retirement plans by building upon provisions in the Setting Every Community Up for Retirement Enhancement Act of 2019. SECURE 2.0 introduces new requirements and considerations for plan sponsors that are intended to expand coverage, increase savings, preserve income, and simplify plan rules and administrative procedures. Among other provisions, SECURE 2.0 directs the DOL to review its current interpretive bulletin regarding ERISA plan sponsors’ selection of annuity providers for purposes of transferring plan sponsor benefit plan liability to such annuity providers. Such review could result in the DOL’s imposition of new or different requirements on plan sponsors or on annuity providers or could make such selection process more difficult for the parties involved.

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
Privacy and Security of Customer Information and Cybersecurity Regulation
We are subject to federal and state laws and regulations that require financial institutions to protect the security, integrity, confidentiality, and availability of customer information, and to notify customers about their policies and practices relating to their collection and disclosure of customer information and their practices related to protecting the security of that information. We maintain, and we require our third-party service providers to maintain, security controls designed to ensure the integrity, confidentiality, and availability of our systems and the confidential and sensitive information we maintain and process. We have adopted a privacy policy outlining the Company’s procedures and practices relating to the collection, maintenance, disclosure, disposal, and protection of customer information, including personal information. As required by law, subject to certain exceptions, a copy of the privacy policy is mailed to customers on an annual basis. Federal and state laws generally require that we provide notice to affected individuals, law enforcement, regulators and/or potentially others if there is a situation in which customer information is disclosed to and/or accessed or acquired by unauthorized third parties. Federal regulations require financial institutions to implement programs to protect against unauthorized access to this customer information, and to detect, prevent and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to both consumers and customers, and also regulate the permissible uses of certain categories of customer information.
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
We are subject to the rules and regulations of the NYDFS which in 2017 adopted the Cybersecurity Requirements for Financial Services Companies (the “NY Cybersecurity Regulation”), a regulation applicable to banking and insurance entities under its jurisdiction. The NY Cybersecurity regulation requires covered entities to, among other things, assess risks associated with their information systems and establish and maintain a cybersecurity program reasonably designed to protect such systems and consumers’ private data. We have adopted a cybersecurity policy outlining our policies and procedures for the protection of our information systems and information stored on those systems that comports with the regulation. In July and November 2022, the NYDFS formally proposed amendments to the NY Cybersecurity Regulation, which, if adopted, would require new technical reporting, governance and oversight measures be implemented, enhance certain cybersecurity safeguards (e.g., annual audits, vulnerability assessments, and password controls and monitoring), and mandate notifications in the event that a covered entity makes a cyber-ransom payment. The comment period on these proposed amendments ended in January 2023. We cannot predict whether the amendments will be adopted, what form they will take, or what effect they would have on our business or compliance efforts.
In addition to the NY Cybersecurity Regulation, the NAIC adopted the Insurance Data Security Model Law for entities licensed under the relevant state’s insurance laws. The model law requires such entities to establish standards for data security and for the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. Several states have adopted the model law, although it has not been adopted by any of our significant insurance subsidiaries’ domiciliary states. We expect additional states to adopt the model law, even though it is not an NAIC accreditation standard, but we cannot predict whether or not, or in what form or when, they will do so.
Under the California Consumer Privacy Act (“CCPA”), California residents enjoy the right to know what information a business has collected from them, the sourcing and sharing of that information, and the right to delete and limit certain uses of that information. CCPA also establishes a private right of action with potentially significant statutory damages, whereby businesses that fail to implement reasonable security measures to protect against breaches of personal information could be liable to affected consumers. Certain data processing which is otherwise regulated, including under the Gramm-Leach-Bliley Act, is excluded from the CCPA; however, this is not an entity-wide exclusion. We expect a significant portion of our business will be excepted from the requirements of the CCPA. The California Privacy Rights Act (“CPRA”), which came into effect on

January 1, 2023, amends the CCPA to provide California consumers the right to correct personal information, limit certain uses of sensitive data and the sharing of data that does not constitute a sale, and establishes a new agency, the California Privacy Rights Agency, to adopt rules for and enforce the CCPA and CPRA. The CPRA may require additional compliance efforts, such as changes to our policies, procedures and operations. Several other states have adopted, or are considering, similar comprehensive privacy laws or regulations in the near future. To date, several of these state laws (such as those enacted in Colorado, Utah, and Virginia) include entity-wide exemptions for financial institutions that are subject to privacy protections in the Gramm-Leach-Bliley Act or similar, state-level financial privacy laws.

State and federal regulators are increasingly focused on cybersecurity and several have established specific and potentially burdensome requirements. For instance, in October 2021, the Federal Trade Commission announced significant amendments to the Standards for Safeguarding Customer Information Rule (the “Safeguards Rule”) that require financial institutions to implement specific data security measures within their formal information security measures. The effective date for the updated Safeguards Rule is June 9, 2023. Failure to comply with new regulation or requirements may result in enforcement action, fines and/or other operational or reputational harms. Further, in March 2022, the SEC released proposed rules enhancing cybersecurity risk and management disclosure requirements for companies. If enacted, the proposed rules would, among other things, require disclosure of any material cybersecurity incident on its Form 8-K within four business days of determining that the incident it has experienced is material. They would also require periodic disclosures of, among other things, (i) details on the company’s cybersecurity policies and procedures, (ii) cybersecurity governance, oversight policies and risk management policies, including the board of directors’ oversight of cybersecurity risks, (iii) the relevant expertise of members of the board of directors with respect to cybersecurity issues and (iv) details of any cybersecurity incident that was previously disclosed on Form 8-K, as well as any undisclosed incidents that were non-material, but have become material in the aggregate.
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
Human Capital Management
As of December 31, 2022, we had approximately 8,200 full time employees. Of these, approximately 4,400 were employed full-time by AB.
Equitable
To execute our business plan successfully, we need not only a sound business strategy but an equally well-developed people strategy. Central to achieving our goals and strategies as an organization is building a culture of employee engagement and inclusion, professional excellence and continuous learning. We have made significant strides towards delivering on these three fronts.
Culture of Inclusion

Equitable consistently scores highly on workplace quality rankings because of our emphasis on employee engagement and inclusion. We have been recognized as a “Great Place to Work” by the Great Place to Work® Institute, an independent workplace authority, each year since 2016. Equitable has also received a perfect score on the Human Rights Campaign Foundation's Corporate Equality Index (“CEI”) for the 8th consecutive year, which recognizes our inclusive workplace culture. In addition, we received a perfect score for the second consecutive year as a “Best Place to Work for Disability Inclusion”, with participation in the Disability Equality Index (“DEI”) since 2015. We strive to maintain and expand upon our efforts that have garnered us this recognition.
Professional Excellence
Equitable seeks to help our clients secure their financial well-being so they can pursue long and fulfilling lives. To achieve that mission, we must deliver best-in-class services while increasing our speed to market to maximize our impact on our customers’ financial outcomes. This requires our employees to buy into our mission and genuinely enjoy working with and for us. We recently launched a new workplace initiative called New Ways of Working (“NWOW”) to strengthen our employee experience. NWOW, which is tailored to the Equitable environment, sharpens our focus on the following five areas of the employee experience: (i) Adaptive Leadership — empowering those closest to the work with decision-making authority; (ii) Outcomes, Objectives & Key Results (“OKRs”) — long-term objectives and a goal-setting framework; (iii) Dynamic Enablers — processes and tools that promote innovation, autonomy and skills development; (iv) Enterprise Agile — adapting in the face of rapid change; and (v) Design Thinking — client-centric solutions design. We believe that by prioritizing these five areas, our business can adapt with greater speed, agility, creativity and client focus.
Of particular importance is Equitable’s focus on Outcomes, which establishes clear, measurable, and aspirational goals to both inspire and collectively focus teams across the organization. We recognize that our employees must believe in the possibility of their success. Further, our definition of success must be attainable. By clearly articulating and refining our view of employee success, we can ensure a balanced, holistic approach that will deliver successful outcomes for our employees, and by extension, our clients and investors. Since we adopted NWOW, we have seen its positive impact on our culture, as measured through our employee engagement and culture drivers survey results.
About two-thirds of Equitable employees are operating under NWOW, and the rest of our organization will make the transition in 2023. Equitable’s NWOW has fundamentally changed the way we think, work and lead as a company, ensuring we are better positioned to grow, meet our clients’ needs and attract the best talent.
Continuous Learning
Our culture of continuous learning and professional excellence starts with the relationship between the employee and manager, which continues through peer discussions, skill building and bringing professional aspirations into focus. We encourage our employees to take advantage of rich experiences that support their career and growth, including skill acquisition and strengthening. Employees own their own growth and development enabled by user-friendly resources in Thrive, our centralized HR hub, or by taking advantage of the wide range of Learning and Development courses. Additionally, the Company offers tuition assistance to support educational endeavors.
Diversity, Equity and Inclusion
At Equitable, building a more diverse, equitable and inclusive workplace is an essential and ongoing endeavor. It helps us better serve our clients and communities, creates a more supportive and productive work environment, and ultimately enables our people to achieve their full potential.
Our DEI vision is to inspire, lead and serve as a model for the ﬁnancial industry of an inclusive, diverse, empowering and equitable workplace for all. To achieve our vision, our specific strategic goals are to:
•Attract, retain and advance diverse talent. By strategically and thoughtfully recruiting and advancing diverse talent, we seek to create the most effective and impactful team in the ﬁnancial services industry.
•Create and uphold an inclusive company culture. Employees thrive in a culture that values contributions from all and encourages collaboration, ﬂexibility and fairness. A culture that enables us to work at our full potential, set higher standards and maximize value for clients, employees, financial professionals, shareholders, and communities.

•Instill commitment and accountability at all levels. An inclusive workplace is only possible when all are committed to and accountable for its creation and success. We strive to have every person at Equitable do their part to bend the “arc of history” toward a more just and equitable company and society.
Our Employee Resource Groups, Field Advisory Councils and Diversity Advocates play a key role in serving as a community voice to leadership, driving important policy changes and helping to build and shape our DEI strategy. They also create development opportunities for our people, with members working collaboratively to address business challenges and share ideas.
In 2020, we established the CEO Taskforce to Advance Racial Equity with the intention to more deeply focus and accelerate our efforts within our Black community and create a new approach which will ultimately be used to benefit all people and diverse communities within our company. Our mission is to make Equitable the most sought-after employer for Black Professionals by building an environment that supports and invests in the careers and well-being of our Black Employees and Financial Professionals. Based on the research performed by the Taskforce, we launched several talent programs reaching nearly 200 individuals. We have seen increases in our Black employee net promoter score and psychological safety. As we look ahead, the learnings and experience from the Taskforce will serve as a playbook for how we can advance other underrepresented populations within our organization.
We are committed to continue deepening our understanding of the issues facing the communities we serve. We recognize that there is a critical need for improved financial wellness and access to financial advisors in diverse markets. In 2022, we hosted 5 Impact and Black Financial Empowerment Days across our branch offices in Atlanta, Cleveland, Philadelphia, Washington DC and Jacksonville. These events bring together senior headquarter and branch leaders, along with top financial professionals to discuss improving diversity in financial advising, through directed recruiting efforts and client acquisition.
Talent Acquisition
The Talent Acquisition Team at Equitable is charged with conveying to the external talent market the merits of working for Equitable. One of its principal areas of focus has been in growing the number of diverse employees amongst Equitable’s ranks, an effort which saw great success in 2022. As part of Equitable’s recruiting strategy, we have implemented diverse interview panels and diverse interview candidate slates to ensure that hiring managers are interviewing highly qualified diverse candidates and that those candidates are interviewing with a diverse group of Equitable employees. In addition, we partnered with diversity-focused external organizations (i.e, Prospanica and National Black MBA) to drive more diverse candidate flow to open roles at Equitable. Equitable has also expanded its outreach more broadly through its social media presence, leading to an increase in total applicants, including an increase in ethnically diverse candidates and an increase in women applying to Equitable. This has translated into the hiring of an increased number of people of color.
Employee Development and Engagement
At Equitable, our power is in our people. We believe our people are at the heart of our business. Attracting, developing, and retaining talent is crucial to our long-term success and strategy. We actively cultivate and reward passion and innovation in our people. We embrace diverse thought on our teams by continuously investing in and creating opportunities for our employees to deliver meaningful work at Equitable.
Employee Development
We encourage our team members to take advantage of the rich experiences that Equitable has to support career and growth, including learning new skills and strengthening existing ones. Equitable invests in various talent programs to support the development of our colleagues and financial professionals. These programs range from three months to a full-year engagement and include developmental learning, mentorship or sponsorship and coaching engagements.
We have also developed a career model framework to drive a high performing, skills-based workforce, which uses a common language of skills and behaviors required for employees to take the next step in their current career path or to transition to a new path entirely. All three dimensions of the career model framework – Craftsmanship Skills, Core Competencies and Execution – work together to provide the foundation for development, assessment, and feedback. Apart from our talent programs, Equitable offers a wide range of Learning and Development courses aimed at improving everything from communication skills to product knowledge to digital expertise, all delivered through multi-channel learning platforms.
Our commitment to employee development is measurable by the quality of our workforce and our approach to career progression. At Equitable, career progression is defined holistically to include skill progression, internal career model mobility, people leadership elevation and proficiency level “promotion.”

Employee Engagement
Key to our employee development efforts is the ability of our leaders to keep employees engaged in our hybrid work structure. As we returned to the physical workplace in greater numbers in 2022, we reinforced the leadership skills of people leaders to help meet the need for adaptive leadership in a hybrid world. These tools and resources supported our leaders through this transition and as they transformed their teams through the NWOW transition and pivoted towards data-driven management. They also ensured our employees remained engaged, even when performing work remotely in our hybrid working structure.
Recognizing the importance of in-person collaboration and innovation, which are major drivers of success in our organization, we emphasized programming to enable our employees to socialize and collaborate with colleagues. Employee engagement surveys cited these as the top two benefits of returning to the office. We also enhanced our recognition efforts by embedding recognition in the employee life cycle. We found that these efforts made our employees feel valued, which created a retention benefit.
As we strive to continuously listen, learn and adapt, we execute a multi-channeled employee listening strategy, including pulse surveys and ad-hoc focus groups as we measure our culture and amplify the valued voice our people.
Compensation and Benefits
Rewarding performance is the cornerstone of our “Total Rewards” program. Total Rewards include access to comprehensive benefits programs and the opportunity to share in company results through equity awards. Our benefits portfolio allows eligible employees and financial professionals to elect the right coverage for health needs, to build their wealth and to provide protection for themselves and their families from the unexpected events that might occur along the way. Our Total Rewards package includes market-competitive pay, equity award programs and bonuses, healthcare benefits, retirement savings plans, paid time off and family leave, flexible work schedules, an educational assistance program and an employee assistance program and other mental health services. We offer many resources designed to support employees in their family life, including child and elder care support, college coaching and tutoring services and adoption support.
Health and Safety
As we enter a fourth year of COVID-19 in the workplace, we are committed to the health and safety of our employees, financial professionals and their families. Subject matter experts meet regularly to assess current CDC output and guidelines, establish or update policy and maintain an internal communication hub, which remains our primary source of information.
Our corporate locations, as well as our retail branches, are open and available for use. As part of our hybrid work environment, employees are engaging in more in-person events or defined schedules via a leader-led methodology. Our model is a flexible, leader-led approach, where we value the power of in-person connection and celebrate the benefits of being able to work remotely. This hybrid strategy has been well received and has become part of our overall talent and retention strategy.
We have maintained a centralized location to share the latest updates on health and safety with our employees and financial professionals, and our Chief Medical Director hosted a series of videos that provided COVID-19 updates and answered employees’ questions. As an on-going benefit, we continue with our COVID-19 specific hotline with our expert second medical opinion service provider to intake health questions and provide local referrals for Equitable employees, financial professionals and family members.
Specific to our engagement, we continue to offer complimentary membership to an online tutoring service during the school year. Our suite of resources, designed to support employees in their family life, also continues to include child and elder care support through Bright Horizons, College Coach, financial wellness, health wellness, adoption support, family and medical leave and paid parental leave of between 8 and 16 weeks. Our Employee Assistance Program provides resources to help employees overcome challenges at home or at work and help them reach their professional and personal goals. This includes six complimentary confidential counseling sessions annually.
While we continue to make progress, benchmark with our peers, and maintain a direct line of communication with our colleagues, we also recognize the landscape continues to shift. At Equitable, we remain committed to understanding these shifts, and to pivoting while balancing the needs of the business, with the safety of our employees.
Equitable Foundation

Equitable Foundation directs the Company’s philanthropic and volunteer activities. Equitable Foundation gives our employees and financial professionals an opportunity to commit their time and effort to organizations they believe in, as well as supports their efforts through charitable grants and through our company volunteer program, Equitable in Action.
We believe the best way to achieve our aspirations is through programs that drive greater impact by simultaneously (i) focusing our efforts around key areas and geographies, while also (ii) harnessing our biggest systems including Equitable’s General Account, our $100 million endowment, Equitable Foundation, and the power of our people. Our key focus areas and aspirations include the following:
•College access and career advancement – We aspire to provide programmatic support, scholarships, and social capital to empower students and educators to reach their full potential.
•Healthy and vibrant communities – We aspire to help drive community vitality, support social causes, and advance social and economic mobility.
•Equity and opportunity – deliver programs to help foster greater equity and opportunity within the communities where we live and work.

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
Through our matching gifts program, we double the impact of the charitable contributions made by our employees and financial professionals. Eligible donations of $50 or more are matched up to $2,000 per year, per individual. In 2022, Equitable Foundation matched over $1.2 million to nonprofits directed by our employees and financial professionals.
AllianceBernstein
As a leading global investment management and research firm, AB brings together a wide range of insights, expertise and innovations to advance the interests of its clients around the world. The intellectual capital and distinctive knowledge of AB’s employees are collectively the most important assets of AB, so the long-term sustainability and success of AB is heavily dependent on its people. In 2022, AB’s human capital and administrative services teams became its "People" team, a key acknowledgement of the central role they play in supporting AB’s employees and advancing their work experience. AB is keenly focused on:
•fostering an inclusive culture by incorporating diversity, equity and inclusion in all levels of AB’s business;
•encouraging innovation;
•developing, retaining and recruiting high quality talent; and
•aligning employees’ incentives and risk taking with those of AB.
As a result, we have a strong firm culture that helps us maximize performance and drive excellence. Further, our firm’s role as a fiduciary is embedded in our culture. As a fiduciary, our firm’s primary objective is to act in our clients' best interests and help them reach their financial goals.
Talent Acquisition
AB seeks to achieve excellence in business and investment performance by recruiting and hiring a workforce with diversity of thought, backgrounds and experiences. AB believes that diverse and inclusive teams generate better ideas and reach more balanced decisions. AB seeks to leverage the unique backgrounds of its employees to meet the needs of a broad range of clients and engage with the communities in which AB operates. AB engages several external organizations to assist in attracting and recruiting top talent at all levels, with a particular focus on attracting diverse talent. AB has a sizable group of internal talent acquisition associates focused on recruiting, and AB has implemented various people-related initiatives to develop and provide for a balanced workforce. Additionally, AB offers internship programs for students to work in positions across functional areas of the firm, and an important part of AB’s emerging talent and post-graduate recruitment strategy is to convert a high percentage of AB’s interns into full-time employees.

Employee Engagement
AB believes a workforce is most productive, effective and highly engaged when they feel connected to AB’s business and culture. AB seeks to provide diverse work experiences, professional development opportunities, competitive compensation and benefits, an inclusive and diverse culture and social engagement projects to keep its employees motivated, connected to AB and engaged throughout their careers. AB strives to create a culture of intellectual curiosity and collaboration, creating an environment where AB’s employees can thrive and do their best work. AB fosters growth and advancement through different training avenues to develop skill sets, create opportunities for networking, both internally and externally, and AB encourages internal mobility as a part of AB’s employees' career trajectory.
It is important that AB’s employees are not only connected to AB’s business but also to the communities in which AB operates. As such, AB offers many opportunities for its employees to volunteer in the communities in which AB serves, including AB’s firm- wide philanthropic initiative, AB Gives Back. Other initiatives in support of these objectives include a five-year refresh award, whereby employees receive two additional weeks off for every five years of service. In addition, AB utilizes AB Voice, a periodic survey designed to measure employee satisfaction and engagement, allowing AB to identify and address performance gaps.
Diversity, Equity and Inclusion
AB’s continued commitment to DEI across all facets of AB aligns with broader industry recognition of the workplace as both a working and learning community. AB believes that AB plays a critical role in empowering its people though purpose and fostering an inclusive, collaborative environment and equitable culture that allows for connectivity, belonging and success at every level.
A key element of AB’s ongoing journey has been to adapt as appropriate to evolving DEI industry trends. In 2022, AB formally incorporated the concept of "equity" into AB’s strategy and team name in an effort to more accurately reflect AB’s current and anticipated approach.
AB's community engagement efforts have been further integrated under the DEI umbrella. To support AB’s grantee and community partners, bolster its commitment to its non-profit clients, and add value for its current and future employees, AB’s approach leverages four programs under the "AB Gives Back" brand: philanthropy, volunteering, board participation and gift matching. Some highlights include improved student attendance and financial literacy in inner city neighborhoods and over 3,000 employee volunteer hours completed in 2022.
AB has enhanced its talent attraction and retention approach to position AB as an employer of choice and increase investment in its people. AB has developed a diverse talent strategy with a goal of gaining a deeper understanding of the needs of diverse talent and also equipping managers with the necessary tools to effectively manage an increasingly diverse workforce. The strategy includes incorporating the concept of inclusive leadership into the firm-wide leadership development curriculum and providing opportunities to build relationships across the firm at all levels.
Finally, AB’s people remain its top priority. Over the course of the last year, there has been a continued focus on education and deepening engagement across all pillars of AB’s strategy to include Employee Resource Groups ("ERGs"), corporate partnerships, and the overall experience at AB. ERGs have been a major proponent of these efforts by cultivating spaces for courageous conversations, encouraging professional development and personal wellness, and raising awareness for various underrepresented communities.
Compensation and Benefits
AB consistently invests in its workforce by offering competitive compensation. AB utilizes a variety of compensation elements, including base salaries, annual short-term compensation awards (i.e., cash bonuses) and, for those employees who earn more than $300,000 annually, a long-term compensation award program. Long-term incentive compensation awards generally are denominated in restricted AB Holding Units. AB utilizes this structure to foster a stronger sense of ownership and align the interests of AB’s employees directly with the interests of AB’s Unitholders and indirectly with the interests of its clients, as strong performance for AB’s clients generally contributes directly to increases in AUM and improved financial performance for the firm.
Health, Safety and Flexibility of AB’s Workforce

During 2020, at the onset of COVID-19, AB mobilized to ensure the health and safety of its employees globally. AB implemented business continuity measures, including travel restrictions and a work-from-home requirement for almost all personnel (other than a relatively small number of employees whose physical presence in AB’s offices was considered critical), which lasted through the second quarter of 2021. Then, while continuing to closely monitor COVID-19 related conditions globally, AB developed return-to-office programs tailored locally, so that employees could feel safe knowing that their health, and the health of their families, were a priority. This meant a staggered return to the office so that AB could monitor data while complying with local ordinances.
Beginning in July 2021, in the U.S. AB returned to the office three days a week, alternating weeks through the end of 2021. In early 2022, while most of AB’s employees returned to the office full-time, AB offered employees the ability to work remotely up to two days per week given the ability and diligence AB’s employees demonstrated while working remotely. By the end of 2022, all employees had returned to the office utilizing a hybrid work schedule, including the flexibility to work remotely up to two days per week. AB believes this approach allows AB’s employees to maintain the important benefits of in-person collaboration while providing greater work-life balance.
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
Our business, results of operations or financial condition are materially affected by conditions in the global capital markets and the economy. A wide variety of factors continue to impact economic conditions and consumer confidence. These factors include, among others, concerns over resurgences of COVID-19 and consumer and government reactions thereto, the potential of a U.S. government default, increased volatility in the capital markets, equity market declines, rising interest rates, inflationary pressures fueling concerns of a potential recession, plateauing or decreasing economic growth, high fuel and energy costs and changes in fiscal or monetary policy. The Russian invasion of the Ukraine and the sanctions and other measures imposed in response to this conflict have significantly increased the level of volatility in the financial markets and have increased the level of economic and political uncertainty. Given our interest rate and equity market exposure in our investment and derivatives portfolios and many of our products, these factors could have a material adverse effect on us. The value of our investments and derivatives portfolios may also be adversely affected by reductions in price transparency, changes in the assumptions or methodology we use to estimate fair value and changes in investor confidence or preferences, which could potentially result in higher realized or unrealized losses. Market volatility may also make it difficult to transact in or to value certain of our securities if trading becomes less frequent.

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
Equity market declines and volatility.
Declines or volatility in the equity markets can negatively impact our business, results of operations or financial condition. For example, equity market declines or volatility could decrease our AUM, the AV of our annuity and variable life contracts, or AUA, which, in turn, would reduce the amount of revenue we derive from fees charged on those account and asset values. Our variable annuity business is particularly sensitive to equity markets, and sustained weakness or stagnation in equity markets could decrease its revenues and earnings. At the same time, for variable annuity contracts that include GMxB features, equity market declines increase the amount of our potential obligations related to such GMxB features and could increase the cost of executing GMxB-related hedges beyond what was anticipated in the pricing of the products being hedged. This could result in an increase in claims and reserves related to those contracts, net of any reinsurance reimbursements or proceeds from our hedging programs. Equity market declines and volatility may also influence policyholder behavior, which may adversely impact the levels of surrenders, withdrawals and amounts of withdrawals of our annuity and variable life contracts or cause policyholders to reallocate a portion of their account balances to more conservative investment options (which may have lower fees), which could negatively impact our future profitability or increase our benefit obligations particularly if they were to remain in such options during an equity market increase. Market volatility can negatively impact the value of equity securities we hold for investment which could in turn reduce the statutory capital of certain of our insurance subsidiaries. In addition, equity market volatility could reduce demand for variable products relative to fixed products, lead to changes in estimates underlying our calculations of DAC that, in turn, could accelerate our DAC amortization and reduce our current earnings and result in changes to the fair value of our GMIB reinsurance contracts and GMxB liabilities, which could increase the volatility of our earnings. Lastly, periods of high market volatility or adverse conditions could decrease the availability or increase the cost of derivatives.
Interest rate fluctuations.
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

•the delay between the time we make changes in interest rate and other assumptions used for product pricing and the time we are able to reflect such changes in assumptions in products available for sale may negatively impact the long-term profitability of certain products sold during the intervening period; and
•rising interest rates could cause our statutory interest maintenance reserve to become negative which could impact our capital and liquidity.
The coronavirus (COVID-19) pandemic.
The COVID-19 pandemic has negatively impacted the U.S. and global economies. Over the last few years, efforts to prevent the spread of COVID-19 have affected our business directly in a number of ways, including through the temporary closures of many businesses and schools and the institution of social distancing requirements in many states and local communities. As businesses and schools have reopened, many have restricted or limited access. Although pandemic-related restrictions have been lifted in many places, resurgences of COVID-19 in various regions and appearances of new variants of the virus, has resulted, and may continue to result, in their full or partial reinstitution. In addition, although many countries have vaccinated large segments of their population, COVID-19 continues to interrupt business activities and trade in many countries, which has caused a significant impact on the economies and financial markets of many countries including an economic downturn. We expect these impacts to continue for the foreseeable future. While we have implemented risk management and contingency plans with respect to COVID-19, such measures may not adequately protect our business from the full impacts of the pandemic. For additional information about COVID-19, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Macroeconomic and Industry Trends - COVID-19 Impact.
The extent of COVID-19’s impact on us will depend on future developments that are still highly uncertain, including the severity and duration of future outbreaks, actions taken by governments and other third parties in response to such outbreaks and the availability and efficacy of vaccines against COVID-19 and its variants.
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

In addition, one of the most serious threats facing the U.S. economy is the disagreement over the federal debt limit which, if not addressed in the coming months, could lead to a default on the federal debt, adverse market impact and a recession this year.
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
Misconduct by our employees, financial professionals, agents, intermediaries, representatives of our broker-dealer subsidiaries - or employees of our vendors could result in obligations to report such misconduct publicly, regulatory enforcement proceeds and, even findings that violations of law were committed by us or our subsidiaries, regulatory sanctions or serious reputational or financial harm. Certain types of violations may result in our inability to act as an investment adviser or broker-dealer or to represent issuers in Regulation D offerings by acting as placement agent, general partner or other roles. We employ controls and procedures designed to monitor employees’ and financial professionals’ business decisions and to prevent them from taking excessive or inappropriate risks, including with respect to information security, but employees may take such risks regardless of such controls and procedures. If our employees or financial professionals take excessive or inappropriate risks, those risks could harm our reputation, subject us to significant civil or criminal liability and require us to incur significant technical, legal and other expenses.
Potential strategic transactions.
We may consider potential strategic transactions, including acquisitions, dispositions, mergers, reinsurance, joint ventures and similar transactions. These transactions may not be effective and could result in decreased earnings and harm to our competitive position. In addition, these transactions, if undertaken, may involve a number of risks and present financial, managerial and operational challenges. Furthermore, strategic transactions may require us to increase our leverage or, if we issue shares to fund an acquisition, would dilute the holdings of the existing stockholders. Any of the above could cause us to fail to realize the benefits anticipated from any such transaction.
Changes in accounting standards.
Our consolidated financial statements are prepared in accordance with U.S. GAAP, the principles of which are revised from time to time. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (“FASB”). We may not be able to predict or assess the effects of these new accounting pronouncements or new interpretations of existing accounting pronouncements, and they may have material adverse effects on our business, results of operations or financial condition. For a discussion of accounting pronouncements and their potential impact on our business, including Accounting Standards Update 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, see Note 2 of the Notes to the Consolidated Financial Statements.
Our investment advisory agreements with clients, and our selling and distribution agreements with various financial intermediaries and consultants, are subject to termination or non-renewal on short notice.
AB derives most of its revenues pursuant to written investment management agreements (or other arrangements) with institutional investors, mutual funds and private wealth clients, and selling and distribution agreements with financial intermediaries that distribute AB funds. In addition, as part of our variable annuity products, EIMG enters into written investment management agreements (or other arrangements) with mutual funds. Generally, these investment management agreements (and other arrangements) are terminable without penalty at any time or upon relatively short notice by either party. In addition, the investment management agreements pursuant to which AB and EIMG manage an SEC-registered investment company (a “RIC”) must be renewed and approved by the RIC’s boards of directors (including a majority of the independent directors) annually. Consequently, there can be no assurance that the board of directors of each RIC will approve the investment management agreement each year or will not condition its approval on revised terms that may be adverse to us.
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

It is anticipated that LIBOR will be discontinued no later than June 2023 As a result, existing loans, investments and other contracts relying on a LIBOR benchmark will need to designate a replacement rate. In addition, derivatives and other contracts used to hedge those contracts will generally need to be conformed to provide a similar alternative rate to that being hedged. Further, because, beginning in January 2022, U.S. banks would no longer extend loans based on LIBOR, new lines of credit we enter into since then have been benchmarked to a new benchmark rate, which has typically been the SOFR. SOFR is the average rate at which institutions can borrow U.S. dollars overnight while posting U.S. Treasury bonds as collateral. SOFR is published by the New York Federal Reserve Bank. Given the LIBOR transition, we anticipate a valuation risk around the potential discontinuation event as well as potential risks relating to hedging interest-rate risk. Additionally, the elimination of LIBOR or changes to other reference rates or any other changes or reforms to the determination or supervision of reference rates may adversely affect the amount of interest payable or interest receivable on certain of our investments. These changes may also impact the market liquidity and market value of these investments. Any changes to LIBOR or any alternative rate, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have an adverse effect on the value of investments in our investment portfolio, derivatives we use for hedging, or other indebtedness, securities or commercial contracts. We have inventoried all aspects of our business that utilize a LIBOR benchmark and, for those instruments that currently do not have an appropriate fallback rate, we have now completed the process of either disposing of the instrument or negotiating a fallback rate. There is no assurance that the alternative rates we negotiate will not be materially less favorable than the previous, LIBOR-based rate.
Increasing scrutiny and evolving expectations regarding ESG matters.
There is increasing scrutiny and evolving expectations from investors, customers, regulators and other stakeholders on ESG practices and disclosures, including those related to environmental stewardship, climate change, diversity, equity and inclusion, racial justice and workplace conduct. Legislators and regulators have imposed and likely will continue to impose ESG-related legislation, rules and guidance, which may conflict with one another and impose additional costs on us, impede our business opportunities or expose us to new or additional risks. For example, the SEC has proposed new ESG reporting rules, including relating to climate change, which, if adopted as proposed, could result in additional compliance and reporting costs. See “Business—Regulation—Climate Risks.” In addition, state attorneys general and other state officials have spoken out against ESG motivated investing by some investment managers and terminated contracts with managers based on their following certain ESG-motivated strategies. Moreover, proxy advisory firms that provide voting recommendations to investors have developed ratings for evaluating companies on their approach to different ESG matters, and unfavorable ratings of our company or our industry may lead to negative investor sentiment and the diversion of investment to other companies or industries. If we are unable to meet these standards or expectations, whether established by us or third parties, it could result in adverse publicity, reputational harm, or loss of customer and/or investor confidence, which could adversely affect our business, results of operations, financial condition and liquidity.
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
The failure of any of our insurance subsidiaries to meet its applicable RBC requirements or minimum capital and surplus requirements could subject it to further examination or corrective action imposed by insurance regulators, including limitations on its ability to write additional business, supervision by regulators, rehabilitation, or seizure or liquidation. Any corrective action imposed could have a material adverse effect on our business, results of operations or financial condition. A decline in RBC ratios may limit the ability of an insurance subsidiary to pay dividends or distributions to us, could result in a loss of customers or new business, and could be a factor in causing ratings agencies to downgrade the insurer’s financial strength ratings, each of which could have a material adverse effect on our business, results of operations or financial condition.
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
The payment of dividends and other distributions to Holdings by its insurance subsidiaries, including its captive reinsurer, is regulated by state insurance laws and regulations. These restrictions may limit or prevent our insurance subsidiaries from making dividend or other payments to Holdings. These restrictions are based, in part, on earned surplus and the prior year’s statutory income and policyholder surplus. In general, dividends may be paid only from earned surplus (typically defined as available or unassigned surplus, subject to possible adjustments) which is derived from realized net profits on the company’s business. Dividends up to specified levels are considered ordinary and generally may be made without prior regulatory approval. Meanwhile, dividends paid from sources other than earned surplus or in larger amounts, often called “extraordinary dividends,” are generally subject to approval by the insurance commissioner of the relevant state of domicile. In addition, certain states may prohibit the payment of dividends from other than the insurance company’s earned surplus. If any of our insurance subsidiaries subject to the positive earned surplus requirement do not succeed in building up sufficient positive earned surplus to have ordinary dividend capacity in future years, such subsidiary would be unable to pay dividends or distributions to our holding company, in certain cases, absent prior approval of its domiciliary insurance regulator. For further information on state insurance laws related to payments of dividends, see “Business—Regulation—Insurance Regulation—Holding Company and Shareholder Dividend Regulation.”
From time to time, the NAIC and various state insurance regulators have considered, and may in the future consider, proposals to further limit dividend payments that an insurance company may make without regulatory approval. For example, the NYDFS enacted Regulation 213. Due to a permitted statutory accounting practice agreed to with the NYDFS, Equitable Financial needs the prior approval of the NYDFS to pay the portion, if any, of any ordinary dividend that exceeds the ordinary dividend that Equitable Financial would be permitted to pay under New York’s insurance laws absent the application of such permitted practice. If more stringent restrictions on dividend payments are adopted by jurisdictions in which our insurance subsidiaries are domiciled, such restrictions could have the effect of significantly reducing dividends or other amounts payable to Holdings by its insurance subsidiaries without prior approval by regulatory authorities. The ability of our insurance subsidiaries to pay dividends or make other distributions is also limited by our need to maintain the financial strength ratings assigned to such subsidiaries by the rating agencies. These ratings depend to a large extent on the capitalization levels of our insurance subsidiaries.

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
We employ various strategies to mitigate risks inherent in our business and operations. These risks include current or future changes in the fair value of our assets and liabilities, current or future changes in cash flows, the effect of interest rates, equity markets and credit spread changes, the occurrence of credit defaults and changes in mortality and longevity. We seek to control these risks by, among other things, entering into reinsurance contracts and through our hedging programs. Developing an effective strategy for dealing with these risks is complex, and no strategy can completely insulate us from such risks. Our hedging strategies also rely on assumptions and projections that may prove to be incorrect or prove to be inadequate. Moreover, definitions used in our derivatives contracts may differ from those used in the contract being hedged. For example, swap documents typically use SOFR as a fallback to LIBOR whereas corporate or municipal bonds or loans held by us may use different fallback rates. Accordingly, our hedging activities may not have the desired beneficial impact on our business, results of operations or financial condition. As U.S. GAAP accounting differs from the methods used to determine regulatory reserves and rating agency capital requirements, our hedging program tends to create earnings volatility in our U.S. GAAP financial statements. Further, the nature, timing, design or execution of our hedging transactions could actually increase our risks and losses. Our hedging strategies and the derivatives that we use, or may use in the future, may not adequately mitigate or offset the hedged risk and our hedging transactions may result in losses, including both losses based on the risk being hedged as well as losses based on the derivative. The terms of the derivatives and other instruments used to hedge the stated risks may not match those of the instruments they are hedging which could cause unpredictability in results.
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
AB derives most of its revenues from investment advisory and services fees, which typically are calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of the account and the total amount of assets AB manages for a particular client. The value and composition of AB’s AUM can be adversely affected by several factors, including market factors, client preferences, AB’s investment performance, investing trends, service changes and interest rate changes. A decrease in the value of AB’s AUM, a decrease in the amount of AUM AB manages, an adverse mix shift in its AUM and/or a reduction in the level of fees AB charges would adversely affect AB’s investment advisory fees and revenues. A reduction in revenues, without a commensurate reduction in expenses, adversely affects AB’s and our business, results of operations or financial condition.
The industry-wide shift from actively-managed investment services to passive services.
AB’s competitive environment has become increasingly difficult, as active managers, which invest based on individual security selection, have, on average, consistently underperformed passive services, which invest based on market indices. In this environment, organic growth through positive net inflows is difficult to achieve for active managers, such as AB, and requires taking market share from other active managers. The significant shift from active services to passive services adversely affects Bernstein Research Services revenues as well. Institutional global market trading volumes continue to be pressured (notwithstanding the heightened market volatility and trading volume predominately relating to COVID-19 in the first half of 2020) by persistent active equity outflows and passive equity inflows. As a result, portfolio turnover has declined, and investors hold fewer shares that are actively traded by managers.
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
Electronic, or “low-touch,” trading represents a significant percentage of buy-side trading activity and typically produces transaction fees that are significantly lower than the price of traditional full service fee rates. As a result, blended pricing throughout our industry is lower now than it was historically, and price declines may continue. In addition, fee rates we charge and charged by other brokers for brokerage services have historically experienced price pressure, and we expect these trends to continue. Also, while increases in transaction volume and market share often can offset decreases in rates, this may not continue. In addition, the failure or inability of any of AB’s broker-dealer’s significant counterparties to perform could expose AB to substantial expenditures and adversely affect its revenues. For example, SCB LLC, as a member of clearing and settlement organizations, would be required to settle open trades of any non-performing counterparty. This exposes AB to the mark-to-market adjustment on the trades between trade date and settlement date, which could be significant, especially during periods of severe market volatility. Also, AB’s ability to access liquidity in such situations may be limited by what its funding relationships are able to offer us at such times. Finally, extensive changes proposed by the SEC to the equity market structure, including Regulation Best Execution, the proposed Order Competition Rule and proposed changes to Regulation
NMS established, among other things, minimum pricing increments and requiring disclosures by larger broker-dealers and specified trading platforms, if adopted as proposed, could substantially increase the cost of conducting AB’s buy-side and broker-dealer operations and, possibly, adversely impact trade execution quality.
AB may be unable to develop new products and services, and the development of new products and services may expose AB to reputational harm, additional costs or operational risk.
AB’s financial performance depends, in part, on its ability to react nimbly to changes in the asset management industry, respond to evolving client needs, and develop, market and manage new investment products and services. Conversely, the development and introduction of new products and services, including the creation of products with concentrations in industries or sectors specific to individual client criteria, or with a focus on ESG, requires continuous innovative effort on AB’s part and may require significant time and resources as well as ongoing support and investment. Substantial risk and uncertainties are associated with the introduction of new products and services, including the implementation of new and appropriate operational controls and procedures, shifting client and market preferences, the introduction of competing products or services, and compliance with regulatory and disclosure requirements.
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
ABLP is a private partnership for federal income tax purposes and, accordingly, is not subject to federal and state corporate income taxes. In order to preserve ABLP’s status as a private partnership for federal income tax purposes, AB Units must not be considered publicly traded. If such units were to be considered readily tradable, ABLP would become subject to federal and (applicable state and local) corporate income tax on its net income. Further, unitholders would be subject to federal (and applicable state and local) taxes upon receipt of dividends.
Legal and Regulatory Risks
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
In addition, regulators have proposed, imposed and may continue to impose new requirements or issue new guidance aimed at addressing or mitigating climate change-related risks and further regulating the industries in which we operate. For example, the SEC recently proposed amendments to Rule 22e-4 under the Investment Company Act, which was itself only recently implemented, that would impose substantial new costs on top of those recently spent by us to comply with the rule. Other SEC proposals relating to registered funds, such as proposed amendments to Rule 22c-1 of the Investment Company Act, would require adoption of “swing pricing” and a “hard close” by all open-end funds other than money market funds, which could substantially increase the operating costs associated with our funds and potentially adversely impact the appeal of the products to certain investors.. These emerging regulatory initiatives could result in increased compliance cost to our businesses and changes to our corporate governance and risk management practices.

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
A number of lawsuits and regulatory inquiries have been filed or commenced against us and other financial services companies in the jurisdictions in which we do business. Some of these matters have resulted in the award of substantial fines and judgments, including material amounts of punitive damages, or in substantial settlements. We face a significant risk of, and from time to time we are involved in, such actions and proceedings, including class action lawsuits. The frequency of large damage awards, including large punitive damage awards and regulatory fines that bear little or no relation to actual economic damages incurred, continues to create the potential for an unpredictable judgment in any given matter. In addition, investigations or examinations by federal and state regulators and other governmental and self-regulatory agencies could result in legal proceedings (including securities class actions and stockholder derivative litigation), adverse publicity, sanctions, fines and other costs. A substantial legal liability or a significant federal, state or other regulatory action against us, as well as regulatory inquiries or investigations, may divert management’s time and attention, could create adverse publicity and harm our reputation, result in material fines or penalties, result in significant expense, including legal and settlement costs, and otherwise have a material adverse effect on our business, results of operations or financial condition. For information regarding legal proceedings and regulatory actions pending against us, see Note 17 of the Notes to the Consolidated Financial Statements.
Risks Relating to Our Common Stock
Certain provisions in our certificate of incorporation and by-laws.
Our second amended and restated certificate of incorporation and our sixth amended and restated by-laws include a number of provisions that may discourage, delay or prevent a change in our management or prevent a takeover attempt that stockholders may consider favorable. These provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered in a takeover context or may even adversely affect the price of our common stock if the provisions discourage takeover attempts. Our second amended and restated certificate of incorporation and amended and sixth restated by-laws may also make it difficult for stockholders to replace or remove our management.
We have designated a sole and exclusive forum for certain litigation that may be initiated by our stockholders.
Our second amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is, to the fullest extent permitted by law, be the sole and exclusive forum for a number of actions. Notwithstanding the foregoing, the exclusive provision shall not preclude or contract the scope of exclusive federal or concurrent jurisdiction for actions brought under the Exchange Act or the Securities Act or the respective rules and regulations promulgated thereunder.
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
Part I, Item 1B.
UNRESOLVED STAFF COMMENTS
None.

Part I, Item 2.
PROPERTIES
Our principal executive offices at 1290 Avenue of the Americas, New York, NY are occupied pursuant to a lease that extends through 2023. We have entered into a 15-year lease agreement in New York, NY at 1345 Avenue of the Americas that is expected to commence in 2023. We also have significant office space leases as follows: in Syracuse, NY, we occupy space under a lease that was scheduled to expire in 2023, but which was amended to extend a portion of the space through 2028; in Jersey City, NJ, we occupy space under a lease that expires in 2023 and will not be extended or replaced; and in Charlotte, NC, we occupy space under a lease that expires in 2028.
AB’s principal executive offices at 501 Commerce Street, Nashville, TN are occupied pursuant to a 15-year lease that commenced during the fourth quarter of 2020. In addition, AB leases office space at 1345 Avenue of the Americas, New York,

NY pursuant to a lease expiring in 2024 that will be replaced by a 20-year lease agreement in New York, NY at 66 Hudson Boulevard that is expected to commence in 2024. AB also leases space in San Antonio, TX under a lease expiring in 2029.
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
MINE SAFETY DISCLOSURES
Not Applicable.

Part II, Item 5.
MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General
Our common stock, par value $0.01 per share, began trading on the NYSE under the symbol “EQH” on May 10, 2018. As of January 31, 2023, there were ten shareholders of record, which differs from the number of beneficial owners of our common stock.
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
Equity Compensation Plan
For information regarding our equity compensation plan, see “Security Ownership of Certain Beneficial Owners and Related Stockholder Matters”—“Equity Compensation Plan Information.”
Purchases of Equity Securities by the Issuer
The following table summarizes Holdings’ repurchases of its common stock during the three months ended December 31, 2022.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Program (1)
Month #1 (October 1-31)	—	$—	—	$526,909,756
Month #2 (November 1-30)	2,067,601	$30.36	2,067,601	$470,861,960
Month #3 (December 1-31)	2,963,165	$29.23	2,963,165	$372,048,651
Total	5,030,766	$29.69	5,030,766	$372,048,651
_____________
(1)See Note 20 of the Notes to the Consolidated Financial Statements for the Share Repurchase program.
Holdings may choose to suspend or discontinue the repurchase program at any time. The repurchase program does not obligate Holdings to purchase any particular number of shares. During the three months ended December 31, 2022, the

Company repurchased approximately 5 million shares of its common stock, at a total cost of approximately $149 million. The repurchased common stock was recorded as treasury stock in the consolidated balance sheets.
Stock Performance Graph
The graph and table below present Holdings’ cumulative total shareholder return relative to the performance of: (1) the Standard & Poor’s 500 Index; (2) the Standard & Poor’s 500 Insurance Index; and (3) the Standard & Poor’s 500 Financials Index, respectively, for the year ended December 31, 2022, commencing May 14, 2018 (our initial day of “regular-way” trading on the NYSE). All values assume a $100 initial investment in the Holdings’ common stock on the NYSE and data for each of the Standard & Poor’s 500 Index, the Standard & Poor’s 500 Insurance Index and the Standard & Poor’s 500 Financials Index assume all dividends were reinvested on the date paid. The points on the graph and the values in the table represent quarter-end values based on the last trading day of each quarter. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

[Cumulative Total Return
Based upon an initial investment of $100 on May 14, 2018]
Equitable Holdings, Inc.
S&P 500
S&P 500 Financials
S&P 500 Insurance
$200
$180
$160
$140
$120
$100
$80
$60
Index Value
May 14, 2018
Dec 31, 2018
Dec 31, 2019
Dec 31, 2020
Dec 31, 2021
Dec 31, 2022
Period Ending

	May 14, 2018	Dec 31, 2018	Dec 31, 2019	Dec 31, 2020	Dec 31, 2021	Dec 31, 2022
Equitable Holdings, Inc.	$100.00	$78.71	$120.53	$127.79	$169.33	$151.10
S&P 500	$100.00	$93.08	$122.39	$144.74	$183.22	$152.62
S&P 500 Financials	$100.00	$85.59	$113.09	$111.13	$150.98	$133.96
S&P 500 Insurance	$100.00	$91.70	$118.64	$118.38	$155.02	$170.53

Part II, Item 6.                     RESERVED

Part II, Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our annual financial statements included elsewhere herein. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. Factors that could or do contribute to these differences include those factors discussed below and elsewhere in this Form 10-K, particularly under the captions “Risk Factors” and “Note Regarding Forward-Looking Statements and Information.”
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
Global Atlantic Reinsurance Transaction
On October 3, 2022, Equitable Financial completed the transactions (the “Global Atlantic Transaction”) contemplated by the previously announced Master Transaction Agreement, dated August 16, 2022, by and between Equitable Financial and First Allmerica Financial Life Insurance Company, a Massachusetts-domiciled insurance company (the “Reinsurer”), a wholly owned subsidiary of Global Atlantic Financial Group.
At the closing of the Global Atlantic Transaction, Equitable Financial and the Reinsurer entered into a Coinsurance and Modified Coinsurance Agreement (the “EQUI-VEST Reinsurance Agreement”), pursuant to which Equitable Financial ceded to the Reinsurer, on a combined coinsurance and modified coinsurance basis, a 50% quota share of approximately 360,000 legacy Group EQUI-VEST deferred variable annuity contracts issued by Equitable Financial between 1980 and 2008, which predominately include Equitable Financial’s highest guaranteed general account crediting rates of 3%, supported by general account assets of approximately $4 billion and $5 billion of separate account value (the “Reinsured Contracts”). At the closing of the Global Atlantic Transaction, Reinsurer deposited assets supporting the general account liabilities relating to the Reinsured Contracts into a trust account for the benefit of Equitable Financial, which assets will secure its obligations to Equitable Financial under the EQUI-VEST Reinsurance Agreement. Commonwealth Annuity and Life Insurance Company, an insurance company domiciled in the Commonwealth of Massachusetts and affiliate of Reinsurer (“Commonwealth”), provided a guarantee of Reinsurer’s payment obligation to Equitable Financial under the EQUI-VEST Reinsurance Agreement.
Macroeconomic and Industry Trends
Our business and consolidated results of operations are significantly affected by economic conditions and consumer confidence, conditions in the global capital markets and the interest rate environment.
Financial and Economic Environment
A wide variety of factors continue to impact global financial and economic conditions. These factors include, among others, concerns over resurgences of COVID-19, increased volatility in the capital markets, equity market declines, rising interest rates, inflationary pressures fueling concerns of a potential recession, plateauing or decreasing economic growth, high fuel and energy costs, changes in fiscal or monetary policy and geopolitical tensions. The invasion of the Ukraine by Russian and the sanctions and other measures imposed in response to this conflict significantly increased the level of volatility in the financial markets and have increased the level of economic and political uncertainty.

Stressed conditions, volatility and disruptions in the capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio. In addition, our insurance liabilities and derivatives are sensitive to changing market factors, including equity market performance and interest rates, which are anticipated to continue to rise in 2023 based on statements of members of the Board of Governors of the Federal Reserve System. An increase in market volatility could continue to affect our business, including through effects on the yields we earn on invested assets, changes in required reserves and capital and fluctuations in the value of our AUM, AV or AUA from which we derive our fee income. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation and levels of global trade.
The potential for increased volatility could pressure sales and reduce demand for our products as consumers consider purchasing alternative products to meet their objectives. In addition, this environment could make it difficult to consistently develop products that are attractive to customers. Financial performance can be adversely affected by market volatility and equity market declines as fees driven by AV and AUM fluctuate, hedging costs increase and revenues decline due to reduced sales and increased outflows.
We monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, annuitization rates and lapse and surrender rates, which change in response to changes in capital market conditions, to ensure that our products and solutions remain attractive and profitable. For additional information on our sensitivity to interest rates and capital market prices, see “Risk Factors - Risks Relating to Conditions in the Financial Markets and Economy” and “Quantitative and Qualitative Disclosures About Market Risk.”
COVID-19 Impact
COVID-19 continues to evolve, and we continue to closely monitor developments and the impact on our business, operations and investment portfolio. Although COVID-19 restrictions, including temporary business and school closures have been lifted in many places, resurgences of COVID-19 in various regions and appearances of new variants of the virus, has resulted, and may continue to result, in their full or partial reinstitution. In addition, although many countries have vaccinated large segments of their population, COVID-19 continues to interrupt business activities and trade in many countries, which has caused a significant impact on the economies and financial markets of many countries including an economic downturn. We expect these impacts to continue for the foreseeable future, which could adversely affect demand for our products and services and our investment returns. Indeed, the profitability of many of our retirement, protection and investment products depends in part on the value of the AUM supporting them, which could decline substantially depending on factors such as the volatility and strength of equity markets, interest rates, consumer spending, and government debt and spending.
In response to the various pandemic related restrictions over the last few years we have adapted our processes to meet client needs. For example, we offer our modified underwriting policies with a fluid-less, touchless process to help more clients access the protection they need. In addition, we accelerated our digital adoption programs, leading to improved outcomes for clients, advisors, and the Company. We further developed digital tools and enhanced our remote engagement, which is resulting in improved retention and increases in retirement plan contributions. As businesses and the economy continue to return to pre-pandemic activity levels, we believe we can continue to leverage our digital enhancements to continue to grow our business, even as we return to in-person engagement and sales.
While COVID-19 significantly affected the capital markets and economy, we believe we have taken the appropriate actions to help assure that our economic balance sheet is protected from equity declines. These actions include redesigning our product portfolio to concentrate on offering less capital intensive products and implementing a hedging strategy that manages and protects against the economic risks associated with our in-force GMxB products. In addition to our hedging strategy, we employ various other methods to manage the risks of our in-force variable annuity products, including reinsurance, asset-liability matching, volatility management tools within the Separate Accounts and an active in-force management program, including buyout offers for certain products. Due to the General Account’s exposure to U.S. government bonds and credit quality of the portfolio, we feel that our balance sheet is well positioned to withstand the extreme volatility in the capital markets.
The extent and nature of COVID-19’s full negative financial impact on our business cannot reasonably be estimated at this time due to developments that are still highly uncertain, including the severity and duration of future outbreaks, actions taken by governmental authorities and other third parties in response to such outbreaks and the availability and efficacy of vaccines against COVID-19 and its variants. For additional information regarding the potential impacts of COVID-19, see “Risk Factors—Risks Relating to Conditions in the Financial Markets and Economy—The coronavirus (COVID-19) pandemic.”

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
Impact of Assumption Updates and Model Changes on Income from Continuing Operations before income taxes and Net income (loss)
The table below presents the impact of our actuarial assumption update during years ended December 31, 2022, 2021 and 2020 to our income (loss) from continuing operations, before income taxes and net income (loss).

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Impact of assumption update on Net income (loss):
Variable annuity product features related assumption update	$175	$(91)	$(1,531)
Assumption updates for other business	7	(17)	(1,060)
Impact of assumption updates on Income (loss) from continuing operations, before income tax	182	(108)	(2,591)
Income tax benefit on assumption update	(38)	23	544
Net income (loss) impact of assumption update	$144	$(85)	$(2,047)
2022 Assumption Updates
The impact of the economic assumption update during 2022 was an increase of $182 million to income (loss) from continuing operations, before income taxes and an increase to net income (loss) of $144 million.
The net impact of this assumption update on income (loss) from continuing operations, before income taxes of $182 million, consisted of a decrease in policy charges and fee income of $23 million, a decrease in policyholders’ benefits of $243 million, an increase in interest credited to policyholder account balances of $1 million, an increase in net derivative losses of $80 million and a decrease in the amortization of DAC of $43 million.
2021 Assumption Updates
The impact of the economic assumption update during 2021 was a decrease of $108 million to income (loss) from continuing operations, before income taxes and a decrease to net income (loss) of $85 million. As part of this annual update, the reference interest rate utilized in our U.S. GAAP fair value calculations was updated from the LIBOR swap curve to the US Treasury curve due to the impending cessation of LIBOR and our U.S. GAAP fair value liability risk margins were increased, resulting in little impact to overall valuation as our view regarding market participant pricing of our guarantees has not changed at this time.

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
Model Changes
There were no material model changes during 2022 and 2021.
2020 Model Changes
In the first quarter of 2020, we adopted a new economic scenario generator to calculate the fair value of the GMIB reinsurance contract asset and GMxB derivative features liability, eliminating reliance on AXA for scenario production. The new economic scenario generator allows for a tighter calibration of U.S. indices, better reflecting our actual portfolio. The net impact of the new economic scenario generator resulted in an increase in income (loss) from continuing operations, before income taxes of $201 million, and an increase to net income (loss) of $159 million for the year ended December 31, 2020. There were no other model changes that made a material impact to our income (loss) from continuing operations, before income taxes or net income (loss).
Impact of Assumption Updates and Model Changes on Pre-tax Non-GAAP Operating Earnings Adjustments
The table below presents the impact on pre-tax Non-GAAP operating earnings of our actuarial assumption updates during 2022, 2021 and 2020 by segment and Corporate and Other.

	Year Ended December 31, (1)
	2022	2021	2020

Impact of assumption updates by segment:
Individual Retirement	$(13)	$(47)	$(28)
Group Retirement	34	35	(3)
Protection Solutions	7	20	4
Impact of assumption updates on Corporate and Other	—	—	(12)
Total impact on pre-tax Non-GAAP Operating Earnings	$28	$8	$(39)
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
The net impact of assumption changes on Non-GAAP Operating Earnings decreased Policy charges and fee income by $23 million, decreased Policyholders’ benefits by $9 million, and decreased Amortization of DAC by $43 million. Non-GAAP Operating Earnings excludes items related to Variable annuity product features, such as changes in the fair value of the embedded derivatives associated with the GMIBNLG liability and the effect of benefit ratio unlock adjustments.
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
The net impact of assumption changes on Non-GAAP Operating Earnings decreased Policy charges and fee income by $28 million, increased Policyholders’ benefits by $22 million, and decreased Amortization of DAC by $58 million. Non-GAAP Operating Earnings excludes items related to Variable annuity product features, such as changes in the fair value of the embedded derivatives associated with the GMIBNLG liability and the effect of benefit ratio unlock adjustments.
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
The net impact of assumption changes on Non-GAAP Operating Earnings decreased Policy charges and fee income by $23 million, increased Policyholders’ benefits by $46 million, increased Interest credited to policyholders’ account balances by $5 million and decreased Amortization of DAC by $35 million. Non-GAAP Operating Earnings excludes items related to Variable annuity product features and the impact of COVID-19, such as changes in the fair value of the embedded derivatives associated with the GMIBNLG liability and the effect of benefit ratio unlock adjustments.
Productivity Strategies
Retirement and Protection Businesses
As part of our continuing efforts to drive productivity improvements, in January 2021, we began a new program expected to achieve $80 million of targeted run-rate expense savings by 2023, of which $50 million has been achieved as of December 31, 2022. We expect to achieve these savings by shifting our workforce into an agile working model, leveraging technology-enabled capabilities, optimizing our real estate footprint, and continuing to realize a portion of COVID-19 related savings.
Investment Management and Research Business
As previously announced, AB has established its corporate headquarters in Nashville, Tennessee and relocated approximately 1,063 jobs from the New York metro area. Beginning in 2025, AB estimates ongoing annual expense savings of approximately $75 million to $80 million, which will result from a combination of occupancy and compensation-related savings.

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
•Other adjustments, which primarily include restructuring costs related to severance and separation, lease write-offs related to non-recurring restructuring activities, COVID-19 related impacts, net derivative gains (losses) on certain Non-GMxB derivatives, net investment income from certain items including consolidated VIE investments, seed capital mark-to-market adjustments, unrealized gain/losses and realized capital gains/losses from sales or disposals of select securities, certain legal accruals; and a bespoke deal to repurchase UL policies from one entity that had invested in numerous policies purchased in the life settlement market, which disposed of the risk of additional COI litigation by that entity related to those UL policies; and
•Income tax expense (benefit) related to the above items and non-recurring tax items, which includes the effect of uncertain tax positions for a given audit period.
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
The table below presents a reconciliation of net income (loss) attributable to Holdings to Non-GAAP Operating Earnings for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Net income (loss) attributable to Holdings	$1,785	$(439)	$(648)
Adjustments related to:
Variable annuity product features (1)	(1,315)	4,145	3,912
Investment (gains) losses	945	(867)	(744)
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	82	120	109
Other adjustments (2) (3) (4) (5)	552	717	952
Income tax expense (benefit) related to above adjustments (6)	(56)	(864)	(888)
Non-recurring tax items (7)	16	13	(391)
Non-GAAP Operating Earnings	$2,009	$2,825	$2,302
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
(3)Includes separation costs of $82 million and $108 million for the years ended December 31, 2021 and 2020, respectively. Separation costs were completed during 2021.
(4)Includes Non-GMxB related derivative hedge losses of ($34) million, $65 million and ($404) million for the years ended December 31, 2022, 2021 and 2020, respectively.
(5)Includes certain gross legal expenses related to the cost of insurance litigation and claims related to a commercial relationship of $218 million and $207 million for the year ended December 31, 2022 and 2021, respectively. Includes policyholder benefit costs of $75 million for the year ended December 31, 2022.
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
The following table presents return on average equity attributable to Holdings’ common shareholders, excluding AOCI and Non-GAAP Operating ROE for the year ended December 31, 2022.

Year Ended December 31, 2022
(in millions)
Net income (loss) available to Holdings’ common shareholders	$1,705
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$9,088
Return on average equity attributable to Holdings’ common shareholders, excluding AOCI	18.8%

Non-GAAP Operating Earnings available to Holdings’ common shareholders	$1,929
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$9,088
Non-GAAP Operating ROE	21.2%

Non-GAAP Operating Common EPS
Non-GAAP operating common EPS is calculated by dividing Non-GAAP Operating Earnings by diluted common shares outstanding. The following table sets forth Non-GAAP operating common EPS for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
	(per share amounts)
Net income (loss) attributable to Holdings (1)	$4.70	$(1.05)	$(1.44)
Less: Preferred stock dividends	0.21	0.19	0.12
Net income (loss) available to Holdings’ common shareholders	4.49	(1.24)	(1.56)
Adjustments related to:
Variable annuity product features (2)	(3.46)	9.93	8.68
Investment (gains) losses	2.49	(2.08)	(1.65)
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	0.22	0.29	0.24
Other adjustments (3) (4) (5) (6)	1.45	1.72	2.12
Income tax expense (benefit) related to above adjustments (7)	(0.15)	(2.07)	(1.97)
Non-recurring tax items (8)	0.04	0.03	(0.87)
Non-GAAP operating earnings	$5.08	$6.58	$4.99
______________
(1)For periods presented with a net loss, basic shares was used for the years ended December 31, 2022, 2021 and 2020.
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
(4)Includes separation costs of $0.20 and $0.24 for the years ended December 31, 2021 and 2020, respectively. Separation costs were completed during 2021.
(5)Includes Non-GMxB related derivative hedge losses of ($0.09), $0.14 and ($0.90) for the years ended December 31, 2022 and 2021, respectively.
(6)Includes certain gross legal expenses related to the cost of insurance litigation and claims related to a commercial relationship of $0.57 and $0.50 for the years ended December 31, 2022 and 2021, respectively. Includes policyholder benefit costs of $0.20 for the year ended December 31, 2022 stemming from a deal to repurchase UL policies from one entity that had invested in numerous policies purchased in the life settlement market. No adjustments were made to prior period non-GAAP operating EPS as the impact was immaterial.
(7)Includes income taxes of ($1.23) for the above related COVID-19 items for the year ended December 31, 2020.
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
Our average economic interest in AB was approximately 64%, 65% and 65% for the years ended December 31, 2022, 2021 and 2020 respectively. The slight decrease was due to the issuance of AB Units relating to AB’s 100% acquisition of CarVal Investments L.P. (“CarVal”). On July 1, 2022, AB issued 3.2 million AB Units (with a fair value of $133 million) with the remaining 12.1 million AB units (with a fair value of $456 million) issued on November 1, 2022. AB also recorded a contingent consideration payable of $229 million (to be paid predominantly in AB Units) based on CarVal achieving certain performance objectives over a six-year period ending December 31, 2027.

Consolidated Results of Operations
The following table summarizes our consolidated statements of income (loss) for the years ended December 31, 2022, 2021 and 2020:
Consolidated Statement of Income (Loss)

	Year Ended December 31,
	2022	2021	2020
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$3,241	$3,637	$3,735
Premiums	994	960	997
Net derivative gains (losses)	1,696	(4,465)	(1,722)
Net investment income (loss)	3,315	3,846	3,477
Investment gains (losses), net:
Credit losses on available-for-sale debt securities and loans	(314)	2	(58)
Other investment gains (losses), net	(631)	866	802
Total investment gains (losses), net	(945)	868	744
Investment management and service fees	4,891	5,395	4,608
Other income	825	795	576
Total revenues	14,017	11,036	12,415

	Year Ended December 31,
	2022	2021	2020
	(in millions, except per share data)
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	3,385	3,218	5,326
Interest credited to policyholders’ account balances	1,409	1,219	1,222
Compensation and benefits	2,199	2,360	2,096
Commissions and distribution-related payments	1,567	1,662	1,351
Interest expense	201	244	200
Amortization of deferred policy acquisition costs	542	393	1,613
Other operating costs and expenses	2,189	2,109	1,700
Total benefits and other deductions	11,492	11,205	13,508
Income (loss) from continuing operations, before income taxes	2,525	(169)	(1,093)
Income tax (expense) benefit	(499)	145	744
Net income (loss)	2,026	(24)	(349)
Less: Net income (loss) attributable to the noncontrolling interest	241	415	299
Net income (loss) attributable to Holdings	1,785	(439)	(648)
Less: Preferred stock dividends	80	79	53
Net income (loss) available to Holdings’ common shareholders	$1,705	$(518)	$(701)

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$4.52	$(1.24)	$(1.56)
Diluted	$4.49	$(1.24)	$(1.56)
Weighted average common shares outstanding (in millions):
Basic	377.6	417.4	450.4
Diluted	379.9	417.4	450.4

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Non-GAAP Operating Earnings	$2,009	$2,825	$2,302

The following table summarizes our Non-GAAP Operating Earnings per common share for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020

Non-GAAP operating earnings per common share:
Basic	$5.11	$6.58	$4.99
Diluted	$5.08	$6.58	$4.99

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
Net Income Attributable to Holdings
Net income attributable to Holdings increased by $2.2 billion to a net income of $1.8 billion for the year ended December 31, 2022 from a net loss of $439 million for the year ended December 31, 2021. The following notable items were the primary drivers for the change in net income (loss):
Favorable items included:
•Net derivative gains increased $6.2 billion from a $4.5 billion loss in prior period driven by reduced interest rate derivative positions and equity market depreciation during 2022 as compared to equity market appreciation in 2021.
•Compensation, benefits and other operating expenses decreased by $81 million mainly due to lower fund expenses as a result of lower average assets due to the Venerable Transaction, lower separation expenses, lower legal reserve accruals, reduced compensation & benefits and continued improvement from our efficiency program partially offset by higher general and administrative expenses in our Investment Management and Research segment and unfavorable COLI impacts related to 2022 equity market depreciation.
•Commissions and distribution-related payments decreased by $95 million mainly due to lower payments to financial intermediaries for the distribution of AB mutual funds in our Investment Management and Research segment, lower AV in our Individual Retirement segment related to equity market depreciation during 2022 partially offset by higher sales of Employee Benefits products in our Protection Solutions segment.
•Net income attributable to noncontrolling interest decreased by $174 million mainly due to losses from AB’s consolidated VIEs and lower AB pre-tax income.
These were partially offset by the following unfavorable items:
•Investment gains decreased by $1.8 billion mainly due to rebalancing in the General Account portfolio associated with the Venerable Transaction in 2021 and Global Atlantic Transaction in 2022 and the duration program during 2022.
•Fee-type revenue decreased by $836 million mainly driven by lower fees primarily from our Individual Retirement segment as a result of lower average Separate Accounts AV due to lower equity markets and the impact of AV ceded to Venerable and lower fees in our Investment Management and Research segment.
•Net investment income decreased by $531 million mainly due to lower alternative investment income, lower assets due to the Venerable and Global Atlantic transactions, and lower income from seed capital investments (offset by hedging gains in derivatives), partially offset by higher income from floating rate securities, higher SCS asset balances and GA optimization.
•Interest credited to policyholders’ account balances increased by $190 million mainly due to increased interest rates and average outstanding amounts of funding agreements and growth of SCS AV during 2022.
•Policyholders’ benefits increased by $167 million mainly due to equity market depreciation during 2022 compared to equity market appreciation during 2021 (offset in Net Derivative gains), higher claims in Individual Retirement segment and higher life mortality net of PFBL reserve accruals partially offset by the impact of the Venerable Transaction on the GMxB reserve accrual.
•Amortization of DAC increased by $149 million mainly due to equity market depreciation and less favorable assumption updates during 2022 compared to 2021.
•Income tax expense increased by $644 million primarily due to pre-tax income in the year ended 2022 compared to a pre-tax loss in the year ended 2021, and a higher effective tax rate in the year ended 2022.
See “—Significant Factors Impacting Our Results—Effect of Assumption Updates on Operating Results” for more information regarding assumption updates.
Non-GAAP Operating Earnings
Non-GAAP Operating Earnings decreased by $816 million to $2.0 billion for the year ended December 31, 2022 from $2.8 billion in the year ended December 31, 2021. The following notable items were the primary drivers for the change in Non-GAAP Operating Earnings.

Unfavorable items included:
•Fee-type revenue decreased by $852 million mainly driven by lower fees primarily from our Individual Retirement segment as a result of lower average Separate Accounts AV due to lower equity markets and the impact of AV ceded to Venerable and lower fees in our Investment Management and Research segment.
•Net investment income decreased by $410 million mainly due to lower alternative investment income, lower assets due to the Venerable and Global Atlantic transactions, and lower income from seed capital investments (offset by hedging gains in derivatives) partially offset by higher income from floating rate securities, higher SCS asset balances and GA optimization.
•Policyholders’ benefits increased by $412 million mainly due to the equity market depreciation during 2022 compared to equity market appreciation during 2021 (offset in Net Derivative gains), higher claims in Individual Retirement segment and higher life mortality net of PFBL reserve accruals, partially offset by the impact of the Venerable Transaction on the GMxB reserve accrual.
•Interest credited to policyholders’ account balances increased by $190 million mainly due to increased interest rates and average outstanding amounts of funding agreements and growth of SCS AV during 2022.
•Amortization of DAC increased by $98 million mainly due to equity market depreciation and less favorable assumption updates during 2022 compared to 2021.
These were partially offset by the following favorable items:
•Net derivative gains increased $742 million from a $208 million loss in the prior period mainly due to equity market depreciation (offset in Policyholders’ benefits) during 2022.
•Commissions and distribution-related payments decreased by $95 million mainly due to lower payments to financial intermediaries for the distribution of AB mutual funds in our Investment Management and Research segment, lower AV in our Individual Retirement segment related to equity market depreciation during 2022 partially offset by higher sales of Employee Benefits products in our Protection Solutions segment.
•Earnings attributable to the noncontrolling interest decreased by $89 million mainly due to lower pre-tax Operating earnings in our Investment Management and Research segment.
•Compensation, benefits and other operating costs and expenses decreased by $42 million mainly due to lower fund expenses as a result of lower average assets due to the Venerable Transaction, lower legal accruals, reduced compensation & benefits and continued improvement from our efficiency program partially offset by higher general and administrative expenses in our Investment Management and Research segment and unfavorable COLI impacts related to 2022 equity markets.
•Income tax expense decreased by $158 million mainly driven by lower pre-tax earnings, partially offset by a higher effective tax rate.
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
Net Income Attributable to Holdings
For discussion that compares results for the year ended December 31, 2021 to the year ended December 31, 2020 refer to the MD&A section in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”).
Non-GAAP Operating Earnings
For discussion that compares results for the year ended December 31, 2021 to the year ended December 31, 2020 refer to the MD&A section in our 2021 Form 10-K.
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

The following table summarizes operating earnings (loss) on our segments and Corporate and Other for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Operating earnings (loss) by segment:
Individual Retirement	$1,140	$1,444	$1,536
Group Retirement	525	631	491
Investment Management and Research	424	564	432
Protection Solutions	179	317	146
Corporate and Other	(259)	(131)	(303)
Non-GAAP Operating Earnings	$2,009	$2,825	$2,302
Effective Tax Rates by Segment
For 2022, 2021 and 2020 Income tax expense was allocated to the Company’s business segments using a 19%, 17% and 16% ETR respectively, for our retirement and protection businesses (Individual Retirement, Group Retirement, and Protection Solutions) and a 28%, 27% and 27% ETR for Investment Management and Research.
Individual Retirement
The Individual Retirement segment includes our variable annuity products which primarily meet the needs of individuals saving for retirement or seeking retirement income.
The following table summarizes operating earnings of our Individual Retirement segment for the periods presented:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Operating earnings	$1,140	$1,444	$1,536

Key components of operating earnings are:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
REVENUES
Policy charges, fee income and premiums	$1,513	$1,867	$2,034
Net investment income	1,308	1,287	1,246
Net derivative gains (losses)	495	(128)	331
Investment management, service fees and other income	604	759	700
Segment revenues	$3,920	$3,785	$4,311

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$1,142	$720	$1,207
Interest credited to policyholders’ account balances	373	276	312
Commissions and distribution-related payments	283	328	281
Amortization of deferred policy acquisition costs	362	303	299
Compensation, benefits and other operating costs and expenses	358	411	382
Interest expense	1	—	—
Segment benefits and other deductions	$2,519	$2,038	$2,481

The following table summarizes AV for our Individual Retirement segment as of the dates indicated:

	December 31, 2022	December 31, 2021
	(in millions)
AV (1)
General Account	$38,748	$37,698
Separate Accounts	57,011	74,206
Total AV	$95,759	$111,904
(1)AV presented are net of reinsurance.
The following table summarizes a roll-forward of AV for our Individual Retirement segment for the periods presented:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Balance as of beginning of period	$111,904	$117,390	$108,922
Gross premiums	11,746	11,249	7,493
Surrenders, withdrawals and benefits	(10,046)	(12,143)	(8,622)
Net flows (1)	1,700	(894)	(1,129)
Investment performance, interest credited and policy charges (1)	(17,845)	12,316	9,606
Ceded to Venerable (2)	—	(16,927)	—
Reclassified to Liabilities held for sale	—	—	(3)
Other (3) (4)	—	19	(6)
Balance as of end of period	$95,759	$111,904	$117,390
______________
(1)For the years ended December 31, 2022 and 2021, net flows of ($312) million and ($830) million and investment performance, interest credited and policy charges of $689 million and $589 million, respectively, are excluded as these amounts are related to ceded AV to Venerable.

(2)Effective June 1, 2021, AV excludes activity related to ceded AV to Venerable. In addition, roll-forward reflects the AV ceded to Venerable as of the transaction date. For additional information on the Venerable Transaction see Note 1 of the Notes to Consolidated Financial Statements.
(3)For the year ended December 31, 2021 amounts reflect ($38) million transfer of policyholders account balances to future policyholder benefits and other policyholders liabilities related to structured settlement contracts and $57 million of AV transfer of a closed block of GMxB business from the Group Retirement Segment to the Individual Retirement Segment.
(4)For the year ended December 31, 2020, amounts are primarily related to our fixed income annuity (“FIA”) contracts which were previously reported as Policyholders’ account balances in the consolidated balance sheets and therefore included in our definition of “Account Value”. Effective January 1, 2020, FIAs are reported as future policy benefits and other policyholders’ liabilities in the consolidated balance sheets and accordingly were excluded from Account Value.
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021 for the Individual Retirement Segment
Operating earnings
Operating earnings decreased $304 million to $1.1 billion during the year ended December 31, 2022 from $1.4 billion in the year ended December 31, 2021. The following notable items were the primary drivers of the change in operating earnings:

Unfavorable items included:
•Fee-type revenue decreased by $420 million mainly due to lower average Separate Accounts AV as result of lower equity markets and the impact of AV ceded to Venerable, partially offset by commission reimbursements in Other Income.
•Interest credited to policyholders’ account balances increased by $97 million mainly due to the growth of SCS AV during 2022.
•Amortization of DAC increased by $59 million mainly due to equity market depreciation during 2022 compared to equity market appreciation in 2021.
These were partially offset by the following favorable items:
•Net GMxB results increased $92 million primarily due to improved GMxB margin from the Venerable Transaction, which mitigated the higher claims in 2022. GMxB results are included in policy charges and fee income, net derivative gains (losses), and policyholders’ benefits.
•Compensation, benefits and other operating costs and expenses decreased by $53 million primarily due to lower compensation related expenses, primarily associated with lower headcount, and lower subadvisory fees.
•Commissions and distribution-related payments decreased by $45 million mainly due to lower AV due to equity market depreciation during 2022.
◦Net investment income increased by $21 million mainly due to higher income from floating rate securities, higher SCS asset balances and GA optimization, partially offset by lower alternative investment income, lower prepayments and lower assets due to the Venerable transaction.
•Income tax expense decreased by $42 million mainly driven by lower pre-tax earnings partially offset by a higher effective tax rate in 2022.
Net Flows and AV
•The decline in AV of $16.1 billion in the year ended December 31, 2022 was driven by a decrease in investments performance and interest credited to account balances, net of policy charges of $17.8 billion as a result of equity market depreciation in 2022, partially offset by net inflows of $1.7 billion.
•Net inflows of $1.7 billion were $2.6 billion higher than in the year ended December 31, 2021, mainly driven by $3.9 billion of inflows on our newer, less capital-intensive products, partially offset by $2.2 billion of outflows on our older fixed-rate GMxB block.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020 for the Individual Retirement Segment
Operating earnings
For discussion that compares results for the year ended December 31, 2021 to the year ended December 31, 2020 refer to the MD&A section in our 2021 Form 10-K.
Net Flows and AV
For discussion on net flows and AV comparative results for the year ended December 31, 2021 to the year ended December 31, 2020 refer to the MD&A section in our 2021 Form 10-K.
Group Retirement
The Group Retirement segment offers tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses.
The following table summarizes operating earnings of our Group Retirement segment for the periods presented:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Operating earnings	$525	$631	$491
Key components of operating earnings are:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
REVENUES
Policy charges, fee income and premiums	$318	$371	$295
Net investment income	624	752	641
Net derivative (losses) gains	(25)	(19)	1
Investment management, service fees and other income	256	268	211
Segment revenues	$1,173	$1,372	$1,148

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$—	$—	$2
Interest credited to policyholders’ account balances	281	303	303
Commissions and distribution-related payments	57	56	45
Amortization of deferred policy acquisition costs	12	—	21
Compensation, benefits and other operating costs and expenses	177	248	192
Interest expense	1	—	—
Segment benefits and other deductions	$528	$607	$563
The following table summarizes AV and AUA for our Group Retirement segment as of the dates indicated:

	December 31,
	2022	2021
	(in millions)
AV and AUA
General Account	$9,175	$13,046
Separate Accounts and Mutual Funds (1)	22,830	34,763
Total AV and AUA (2)	$32,005	$47,809
____________
(1) Prior period amounts related to Separate Account AV and Mutual Funds AUA were revised to include Mutual Fund AUA. The impact of the revision to December 31, 2021 total AV and AUA was $457 million.
(2)    AV presented are net of reinsurance.
The following table summarizes a roll-forward of AV and AUA for our Group Retirement segment for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Balance as of beginning of period (1)	$47,809	$42,756	$37,880
Gross premiums	4,448	3,839	3,343
Surrenders, withdrawals and benefits	(3,814)	(4,016)	(3,047)
Net flows (1) (3)	634	(177)	296
Investment performance, interest credited and policy charges (1) (3)	(7,075)	5,287	4,283
Ceded to Global Atlantic (4)	(9,363)	—	—
Other (2)	—	(57)	—
Balance as of end of period	$32,005	$47,809	$42,459
____________
(1)Prior period amounts related to the AV and AUA roll-forward were updated to include Mutual Fund AUA. The impact of the revision to the beginning balance of the year ended December 31, 2021 was $297 million. Net Flows revision impact for the year ended December 31, 2021 was $129 million. Investment performance, interest credited and policy charges revision impact for the year ended December 31, 2021 was $30 million.
(2)For the year ended December 31, 2021, amounts reflect AV transfer of GMxB closed block business from Group Retirement Segment to the Individual Retirement Segment.
(3)For the year ended December 31, 2022, net outflows of $179 million and investment performance, interest credited and policy charges of ($422) million, respectively, are excluded as these amounts are related to ceded AV to Global Atlantic.
(4)Effective October 3, 2022, AV excludes activity related to ceded AV to Global Atlantic Transaction. In addition, roll-forward reflects the AV ceded pursuant to the Global Atlantic Transaction as of the transaction date. For additional information on the Global Atlantic Transaction see MD&A - Executive Summary “Global Atlantic Reinsurance Transaction”.

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021 for the Group Retirement Segment
Operating earnings
Operating earnings decreased by $106 million to $525 million during the year ended December 31, 2022 from $631 million during the year ended December 31, 2021. The following notable items were the primary drivers of the change in operating earnings:
Unfavorable items included:
•Net investment income decreased by $128 million primarily due to lower alternative investment income, lower prepayments and lower assets from the Global Atlantic Transaction partially offset by higher income from floating rate securities and GA optimization.

•Fee-type revenue decreased by $65 million due to lower average Separate Account AV from market depreciation and ceded assets from the Global Atlantic Transaction.

•Amortization of DAC increased by $12 million mainly due to a one-time positive adjustment in 2021.

These were partially offset by the following favorable items:
•Compensation, benefits and other operating costs and expenses decreased by $71 million mainly due to one-time litigation expense in 2021.
•Interest credited to policyholders’ account balances decreased by $22 million mainly due to the portion of policies ceded from the Global Atlantic Transaction.
•Income tax expense decreased by $14 million primarily driven by lower pretax earnings partially offset by a higher effective tax rate in 2022.
Net Flows and AV
•The decrease in AV of $15.8 billion in the year ended December 31, 2022 was primarily due to the Global Atlantic Transaction and market depreciation, partially offset by net inflows of $634 million.
•Net inflows of $634 million increased by $811 million compared to 2021, driven by net outflows from the portion of policies ceded pursuant to the Global Atlantic Transaction, gross premiums reflecting strong sales and client engagement, partially offset by modestly higher outflows.
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020 for the Group Retirement Segment
Operating earnings
For discussion that compares results for the year ended December 31, 2021 to the year ended December 31, 2020 refer to the MD&A section in our 2021 Form 10-K.
Net Flows and AV
For discussion on net flows and AV comparative results for the year ended December 31, 2021 to the year ended December 31, 2020 refer to the MD&A section in our 2021 Form 10-K.
Investment Management and Research
The Investment Management and Research segment provides diversified investment management, research and related services to a broad range of clients around the world. Operating earnings (loss), net of tax, presented here represents our average economic interest in AB of approximately 64%, 65% and 65% during years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Operating earnings	$424	$564	$432

Key components of operating earnings are:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
REVENUES
Net investment income	$(43)	$13	$31
Net derivative gains (losses)	41	(13)	(36)
Investment management, service fees and other income	4,107	4,430	3,708
Segment revenues	$4,105	$4,430	$3,703

BENEFITS AND OTHER DEDUCTIONS
Commissions and distribution related payments	$630	$708	$569
Compensation, benefits and other operating costs and expenses	2,519	2,507	2,211
Interest expense	18	5	6
Segment benefits and other deductions	$3,167	$3,220	$2,786

Changes in AUM in the Investment Management and Research segment for the periods presented were as follows:

	Year Ended December 31,
	2022	2021	2020
	(in billions)
Balance as of beginning of period	$778.6	$685.9	$622.9
Long-term flows
Sales/new accounts	115.6	150.0	124.1
Redemptions/terminations	(95.4)	(103.8)	(109.3)
Cash flow/unreinvested dividends	(23.8)	(20.1)	(17.4)
Net long-term inflows (outflows) (2)	(3.6)	26.1	(2.6)
Adjustments (1)	(0.4)	—	—
Acquisition (3)	12.2	—	0.2
Market appreciation (depreciation)	(140.4)	66.6	65.4
Net change	(132.2)	92.7	63.0
Balance as of end of period	$646.4	$778.6	$685.9
__________
(1)Approximately $0.4 billion of Institutional AUM was removed from AB total assets under management during the second quarter 2022 due to a change in the fee structure.
(2)Net flows include $4.5 billion and $1.3 billion of AXA redemptions for 2022 and 2021, respectively.
(3)The CarVal acquisition added approximately $12.2 billion of Institutional AUM in the third quarter 2022.

Average AUM in the Investment Management and Research segment for the periods presented by distribution channel and investment services were as follows:

	Year Ended December 31,
	2022	2021	2020
	(in billions)
Distribution Channel:
Institutions	$308.4	$325.7	$285.9
Retail	267.8	291.0	236.5
Private Wealth	110.3	114.1	97.1
Total	$686.5	$730.8	$619.5

Investment Service:
Equity Actively Managed	$239.7	$252.2	$179.8
Equity Passively Managed (1)	60.4	68.7	57.1
Fixed Income Actively Managed – Taxable	210.0	253.1	254.4
Fixed Income Actively Managed – Tax-exempt	54.1	53.8	47.9
Fixed Income Passively Managed (1)	11.5	9.6	9.4
Alternatives/Multi-Asset Solutions (2)	110.8	93.4	70.9
Total	$686.5	$730.8	$619.5
____________
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity of fixed income services.
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021 for the Investment Management and Research Segment
Operating earnings
Operating earnings decreased $140 million to $424 million during the year ended December 31, 2022 from $564 million in the year ended December 31, 2021. The following notable items were the primary drivers of the change in operating earnings:
Unfavorable items included:

•Fee-type revenue decreased by $323 million primarily due to lower investment advisory base fees, performance based fees and Bernstein Research Services revenues. The decrease in investment advisory base fees was primarily driven by lower average AUM. The decrease in performance based fees was primarily due to lower performance fees earned on Financial Services Opportunities, U.S. Select Equity, Arya Partners and Private Credit Services, partially offset by higher U.S. Real Estate Funds fees. The decrease in Bernstein Research Services revenues were primarily driven by significantly lower customer trading activity in Europe and Asia due to local market conditions.
•Compensation, benefits, interest expense and other operating costs increased by $25 million mainly due to higher general and administrative costs, primarily relating to higher professional fees, portfolio servicing fees and technology fees, partially offset by lower compensation and benefit costs.
•Net investment income, net of derivative gains, was unfavorable by $2 million. Net investment income decreased by $56 million mainly due to higher losses on the seed capital investments subject to market risk, offset by an increase in net derivative gains of $54 million mainly due to higher gains from economically hedging the seed capital investments.
These were partially offset by the following favorable items:
•Commissions and distribution-related payments decreased by $78 million mainly due to lower payments to financial intermediaries for the distribution of AB mutual funds.
•Earnings attributable to noncontrolling interest decreased by $86 million due to lower pre-tax earnings.
•Income tax expense decreased by $46 million due to lower pre-tax earnings.

Long-Term Net Flows and AUM
•Total AUM as of December 31, 2022 was $646.4 billion, down ($132.2) billion, or 17.0%, compared to December 31, 2021. The decrease was primarily as a result of market depreciation of ($140.4) billion and net outflows of ($3.6) billion, offset by the addition of $12.2 billion due to the acquisition of CarVal. Retail net outflows were ($11.6) billion, partially offset by Institutional and Private Wealth net inflows of $6.3 billion and $1.7 billion
•Excluding AXA redemptions of $4.5 billion, AB generated net inflows of $0.9 billion during the year ended December 31, 2022.
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020 for the Investment Management and Research Segment
Operating earnings
For discussion that compares results for the year ended December 31, 2021 to the year ended December 31, 2020 refer to the MD&A section in our 2021 Form 10-K.
Net Flows and AUM
For discussion that compares results for the year ended December 31, 2021 to the year ended December 31, 2020 refer to the MD&A section in our 2021 Form 10-K.
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
The following table summarizes operating earnings (loss) of our Protection Solutions segment for the periods presented:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Operating earnings (loss)	$179	$317	$146

Key components of operating earnings (loss) are:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
REVENUES
Policy charges, fee income and premiums	$2,087	$2,016	$1,970
Net investment income	981	1,102	944
Net derivative (losses) gains	(20)	(20)	5
Investment management, service fees and other income	254	260	225
Segment revenues	$3,302	$3,358	$3,144

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$1,906	$1,850	$1,875
Interest credited to policyholders’ account balances	511	516	514
Commissions and distribution related payments	191	170	160
Amortization of deferred policy acquisition costs	112	93	84
Compensation, benefits and other operating costs and expenses	361	345	337
Interest expense	1	—	—
Segment benefits and other deductions	$3,082	$2,974	$2,970
The following table summarizes Protection Solutions Reserves for our Protection Solutions segment as of the dates presented:

	December 31, 2022	December 31, 2021
	(in millions)
Protection Solutions Reserves (1)
General Account	$18,237	$18,625
Separate Accounts	13,634	17,012
Total Protection Solutions Reserves	$31,871	$35,637
_______________
(1)Does not include Protection Solutions Reserves for our employee benefits business as it is a scaling business and therefore has immaterial in-force policies.
The following table presents our in-force face amounts for the periods indicated, respectively, for our individual life insurance products:

	December 31, 2022	December 31, 2021
	(in billions)
In-force face amount by product: (1)
Universal Life (2)	$43.1	$45.9
Indexed Universal Life	27.5	27.9
Variable Universal Life (3)	133.4	132.8
Term	211.9	215.4
Whole Life	1.1	1.2
Total in-force face amount	$417.0	$423.2
_______________
(1)Includes individual life insurance and does not include employee benefits as it is a scaling business and therefore has immaterial in-force policies.
(2)UL includes GUL.
(3)VUL includes VL and COLI.

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021 for the Protection Solutions Segment
Operating earnings
Operating earnings decreased $138 million to $179 million during the year ended December 31, 2022 from $317 million in the year ended December 31, 2021. The following notable items were the primary drivers of the change in operating earnings:
Unfavorable items included:
•Net investment income decreased by $121 million mainly due to lower alternative investment income and lower prepayments, partially offset by higher income from floating rate securities, TIPS, and GA optimization.
•Policyholders’ benefits increased by $56 million mainly due to higher life mortality, net of PFBL reserve accruals, and growth in Employee Benefits.
•Commissions and distribution-related payments increased by $21 million mainly due to higher sales of Employee Benefits products.
•Amortization of DAC increased by $19 million mainly due to less favorable assumption updates in 2022 compared to 2021.
•Compensation, benefits and other operating costs and expenses increased by $16 million mainly due to higher consulting fees and higher travel expenses.
These were partially offset by the following favorable items:
•Fee-type revenue increased by $65 million mainly driven by higher premiums due to growth in Employee Benefits (offset in Policyholder’s benefits).
•Income tax expense decreased by $26 million primarily due to lower pre-tax earnings, partially offset by a higher effective tax rate in 2022.
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020 for the Protection Solutions Segment
For discussion that compares results for the year ended December 31, 2021 to the year ended December 31, 2020 refer to the MD&A section in our 2021 Form 10-K.
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
The following table summarizes operating earnings (loss) of Corporate and Other for the periods presented:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Operating earnings (loss)	$(259)	$(131)	$(303)

General Account Investment Portfolio
The General Account investment portfolio is used to support the insurance and annuity liabilities of our Individual Retirement, Group Retirement and Protection Solutions business segments. In the first quarter 2022, the Company changed its methodology for allocating its General Account investment portfolio, which resulted in a change in the asset and net investment income allocation amongst the Company’s business segments. Following this change, the segmentation of the general account investments is now more closely aligned with the liability characteristics of the product groups. Management determined that the change in the allocation methodology allows for improved flexibility and infuses an active asset liability management practice into the segmentation process. Additionally, the Company also changed its basis for allocating the spread earned from our FHLB investment borrowing and FABN programs. The spread earned from our FHLB investment borrowing and FABN programs includes the investment income on the assets less interest credited on the funding agreements. The net spread as reflected in net investment income is allocated to the segments based on the percentage of the individual segment insurance liabilities over the combined segment insurance liabilities.
Our investment philosophy is driven by our long-term commitments to clients, robust risk management and strategic asset allocation. Our General Account investment portfolio investment strategy seeks to achieve sustainable risk-adjusted returns by focusing on principal preservation and investment return, subject to duration and liquidity requirements by product as well as diversification of investment risks. Investment activities are undertaken based on established investment guidelines and are required to comply with applicable laws and insurance regulations.
Risk tolerances are established for credit risk, market risk, liquidity risk and concentration risk across issuers and asset classes, each of which seek to mitigate the impact of cash flow variability arising from these risks. Significant interest rate increases and market volatility in 2022 have reduced the fair value of fixed maturities from a net unrealized gain position to a net unrealized loss. These effects apply across the portfolio and are being assessed within aggregate asset and liability management strategies. As a part of asset and liability management, we maintain a weighted average duration for our General Account investment portfolio that is within an acceptable range of the estimated duration of our liabilities given our risk appetite and hedging programs.
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
We incorporate ESG factors into the investment processes for a significant portion of our General Account portfolio. As investors with a long-term horizon, we believe that companies with sustainable practices are better positioned to deliver value to stakeholders over an extended period. These companies are more likely to increase sales through sustainable products, reduce energy costs and attract and retain talent. This belief underpins our approach to sustainable investing, where we seek to enhance the sustainability and quality of our investment portfolio.
Investments in our surplus portfolio are generally comprised of a mix of fixed maturity investment grade and below investment grade securities as well as various alternative investments, primarily private equity and real estate equity. Although alternative investments are subject to period over period earnings fluctuations, they have historically achieved returns in excess of the fixed maturity portfolio.
The General Account investment portfolio reflects certain differences from the presentation of the U.S. GAAP Consolidated Financial Statements. This presentation is consistent with how we manage the General Account investment portfolio. For further investment information, see Note 3 and Note 4 of the Notes to the Consolidated Financial Statements.
Investment Results of the General Account Investment Portfolio
The following table summarizes the General Account investment portfolio results with Non-GAAP Operating Earnings adjustments by asset category for the periods indicated. This presentation is consistent with how we measure investment performance for management purposes.

	Year Ended December 31,
	2022		2021		2020
	Yield	Amount (2)	Yield	Amount (2)	Yield	Amount (2)
	(Dollars in millions)
Fixed Maturities:
Income (loss)	3.57%	$2,619	3.40%	$2,429	3.46%	$2,318
Ending assets		72,255		72,545		71,738
Mortgages:
Income (loss)	3.92%	587	4.08%	547	4.13%	517
Ending assets		16,481		14,033		13,159
Other Equity Investments: (1)
Income (loss)	5.21%	171	20.45%	534	6.14%	95
Ending assets		3,433		2,901		1,621
Policy Loans:
Income (loss)	5.35%	215	5.01%	203	5.28%	204
Ending assets		4,033		4,024		4,118
Cash and Short-term Investments:
Income (loss)	(1.44)%	(24)	(0.13)%	(2)	0.03%	1
Ending assets		1,419		1,662		2,095
Funding agreements:
Interest expense and other		(156)		(56)		(75)
Ending assets (liabilities)		(8,501)		(6,647)		(6,897)
Total Invested Assets:
Income (loss)	3.79%	3,412	4.28%	3,655	3.72%	3,060
Ending Assets		89,120		88,518		85,834
Short Duration Fixed Maturities:
Income (loss)	3.62%	5	4.48%	78	3.39%	184
Ending assets		87		142		4,704
Total:
Investment income (loss)	3.79%	3,417	4.28%	3,733	3.70%	3,244
Less: investment fees (3)	(0.15)%	(138)	(0.14)%	(118)	(0.12)%	(107)
Investment Income, Net	3.63%	3,279	4.15%	3,615	3.57%	3,137
Ending Net Assets		$89,207		$88,660		$90,538
_____________
(1)Includes, as of December 31, 2022, December 31, 2021 and December 31, 2020 respectively, $400 million, $319 million and $333 million of other invested assets. Amounts for certain consolidated VIE investments are shown net of associated non-controlling interest.
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
AFS Fixed Maturities
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
AFS Fixed Maturities by Industry
The following table sets forth these fixed maturities by industry category as of the dates indicated along with their associated gross unrealized gains and losses.

AFS Fixed Maturities by Industry (1)

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total (%)
	(in millions)
As of December 31, 2022
Corporate Securities:
Finance	$13,537	$—	$9	$1,682	$11,864	19%
Manufacturing	11,797	2	14	1,793	10,016	16%
Utilities	6,808	—	14	1,063	5,759	9%
Services	8,299	22	16	1,236	7,057	11%
Energy	3,740	—	11	574	3,177	5%
Retail and wholesale	3,394	—	14	433	2,975	5%
Transportation	2,277	—	8	367	1,918	3%
Other	124	—	3	15	112	—%
Total corporate securities	49,976	24	89	7,163	42,878	68%
U.S. government	7,054	—	1	1,218	5,837	10%
Residential mortgage-backed (2)	908	—	1	87	822	1%
Preferred stock	41	—	2	—	43	—%
State & political	609	—	7	89	527	1%
Foreign governments	985	—	2	151	836	1%
Commercial mortgage-backed	3,823	—	—	588	3,235	5%
Asset-backed securities	8,859	—	4	373	8,490	14%
Total	$72,255	$24	$106	$9,669	$62,668	100%

As of December 31, 2021
Corporate Securities:
Finance	$12,954	$—	$545	$59	$13,440	17%
Manufacturing	12,212	1	775	39	12,947	17%
Utilities	6,446	—	351	36	6,761	9%
Services	8,191	21	380	50	8,500	11%
Energy	3,854	—	174	17	4,011	5%
Retail and wholesale	3,390	—	218	18	3,590	5%
Transportation	2,181	—	156	10	2,327	3%
Other	60	—	2	—	62	—%
Total corporate securities	49,288	22	2,601	229	51,638	67%
U.S. government	13,056	—	2,344	15	15,385	20%
Residential mortgage-backed (2)	90	—	8	—	98	—%
Preferred stock	41	—	12	—	53	—%
State & political	586	—	78	3	661	1%
Foreign governments	1,124	—	42	14	1,152	1%
Commercial mortgage-backed	2,427	—	19	25	2,421	3%
Asset-backed securities	5,933	—	21	20	5,934	8%
Total	$72,545	$22	$5,125	$306	$77,342	100%
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
The following table sets forth the General Account’s fixed maturities portfolio by NAIC rating at the dates indicated.
AFS Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
As of December 31, 2022
1................................	Aaa, Aa, A	$44,612	$—	$56	$5,652	$39,016
2................................	Baa	24,843	—	47	3,804	21,086
	Investment grade	69,455	—	103	9,456	60,102
3................................	Ba	1,565	2	1	130	1,434
4................................	B	1,161	20	1	75	1,067
5................................	Caa	64	2	1	7	56
6................................	Ca, C	10	—	—	1	9
	Below investment grade	2,800	24	3	213	2,566
Total Fixed Maturities		$72,255	$24	$106	$9,669	$62,668

As of December 31, 2021:
1................................	Aaa, Aa, A	$44,653	$—	$3,734	$158	$48,229
2................................	Baa	25,141	—	1,357	127	26,371
	Investment grade	69,794	—	5,091	285	74,600
3................................	Ba	1,601	1	22	14	1,608
4................................	B	992	19	8	5	976
5................................	Caa	130	2	4	1	131
6................................	Ca, C	28	—	—	1	27
	Below investment grade	2,751	22	34	21	2,742
Total Fixed Maturities		$72,545	$22	$5,125	$306	$77,342
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

Mortgage Loans by Region and Property Type

	December 31, 2022		December 31, 2021
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(in millions)
By Region:
U.S. Regions:
Pacific	$4,903	30%	$4,297	30%
Middle Atlantic	3,529	21	3,441	24
South Atlantic	2,059	12	1,982	14
East North Central	1,087	7	1,103	8
Mountain	1,368	8	978	7
West North Central	826	5	834	6
West South Central	1,111	7	609	5
New England	859	5	579	4
East South Central	475	3	146	1
Total U.S.	$16,217	98%	$13,969	99%
Other Regions:
Europe	$393	2%	$126	1%
Total Other	$393	2	$126	1
Total Mortgage Loans	$16,610	100%	$14,095	100%

By Property Type:
Office	$4,749	29%	$3,944	28%
Multifamily	5,657	33	4,694	33
Agricultural loans	2,590	16	2,644	19
Retail	327	2	728	5
Industrial	2,125	13	1,204	9
Hospitality	427	3	410	3
Other	735	4	471	3
Total Mortgage Loans	$16,610	100%	$14,095	100%
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
Sources and Uses of Liquidity
The Company has sufficient cash flows from operations to satisfy liquidity requirements in 2023.
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
Sources and Uses of Holding Company Highly Liquid Assets
The following table sets forth Holdings’ principal sources and uses of highly liquid assets for the periods indicated.

	Year Ended December 31,
	2022	2021
	(in millions)
Highly Liquid Assets, beginning of period	$1,742	$3,088
Dividends from subsidiaries	1,801	792
Capital contributions to subsidiaries	(225)	(815)
M&A Activity	—	215
Total Business Capital Activity	1,576	192

Purchase of treasury shares	(849)	(1,637)
Shareholder dividends paid	(294)	(296)
Total Share Repurchases, Dividends and Acquisition Activity	(1,143)	(1,933)
Issuance of preferred stock	—	293
Preferred stock dividend	(80)	(79)
Total Preferred Stock Activity	(80)	214

Issuance of long-term debt	—	—
Repayment of long-term debt	—	(280)
Total External Debt Activity	—	(280)

Proceeds from loans from affiliates	—	1,000
Net decrease (increase) in existing facilities to affiliates (1)	(235)	(80)
Total Affiliated Debt Activity	(235)	920

Interest paid on external debt and P-Caps	(209)	(233)
Others, net	341	(226)
Total Other Activity	132	(459)

Net increase (decrease) in highly liquid assets	250	(1,346)
Highly Liquid Assets, end of period	$1,992	$1,742

(1) Represents net activity of draws and repayments of existing credit facilities between Holdings and affiliates.

Capital Contribution to Our Subsidiaries
During the year ended December 31, 2022, Holdings made cash capital contributions of $225 million.
Loans from Our Subsidiaries
There were no loans from our subsidiaries during the year ended December 31, 2022.
Cash Distributions from Our Subsidiaries
During the year ended December 31, 2022, Holdings received pretax cash distributions from AB of $577 million and post-tax distributions from Equitable Financial of $930 million, Equitable Advisors of $85 million and EIM of $210 million.
Distributions from Insurance Subsidiaries
Our insurance companies are subject to limitations on the payment of dividends and other transfers of funds to Holdings and other affiliates under applicable insurance law and regulation. Also, more generally, the ability of our insurance subsidiaries to pay dividends can be affected by market conditions and other factors beyond our control.
Under New York’s insurance laws, which are applicable to Equitable Financial, a domestic stock life insurer may not, without prior approval of the NYDFS, pay an Ordinary Dividend. Extraordinary Dividends require the insurer to file a notice of its intent to declare the dividends with the NYDFS and obtain prior approval or non-disapproval from the NYDFS. Due to a permitted statutory accounting practice agreed to with the NYDFS, Equitable Financial will need the prior approval of the NYDFS to pay a Permitted Practice Ordinary Dividend. Applying the formula above, Equitable Financial could pay an Ordinary Dividend of up to approximately $1.7 billion in 2023.
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
As of December 31, 2022, Holdings and its non-insurance company subsidiaries hold approximately 170.1 million AB Units, 4.1 million AB Holding Units and the 1% General Partnership interest in ABLP.
As of December 31, 2022, the ownership structure of ABLP, including AB Units outstanding as well as the general partner’s 1% interest, was as follows:

Owner	Percentage Ownership
EQH and its subsidiaries	59.9%
AB Holding	39.4%
Unaffiliated holders	0.7%
Total	100.0%
Including both the general partnership and limited partnership interests in AB Holding and ABLP, Holdings and its subsidiaries had an approximate 61% economic interest in AB as of December 31, 2022. The issuance of AB Units relating to the CarVal acquisition is not expected to have a significant impact on the Company’s cash flows.
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
The Credit Facility and LOC Facilities contain certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries and the dollar amount of secured indebtedness that may be incurred by us, which could restrict our operations and use of funds. The right to borrow funds under the Credit Facility and LOC Facilities is subject to the fulfillment of certain conditions, including compliance with all covenants, and the ability to borrow thereunder is also subject to the continued ability of the lenders that are or will be parties to the facilities to provide funds. As of December 31, 2022, we were in compliance with these covenants.
Contingent Funding Arrangements
For information regarding activity pertaining to our contingent funding arrangements and other off-balance sheet commitments, see “Commitments and Contingent Liabilities” in Note 17 of the Notes to the Consolidated Financial Statements in this Form 10-.
Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock
For information pertaining to our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock see Note 20 of the Notes to the Consolidated Financial Statements.
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
For information regarding activity pertaining to common and preferred dividends declared and paid, see Note 20 of the Notes to the Consolidated Financial Statements.
Share Repurchase Programs
For information regarding activity pertaining to share repurchase programs, see Note 20 of the Notes to the Consolidated Financial Statements.
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
See Note 17 of the Notes to the Consolidated Financial Statements for further description of our FHLB program.
FABN
Under the FABN program, Equitable Financial may issue funding agreements in U.S. dollar or other foreign currencies.
See Note 17 of the Notes to the Consolidated Financial Statements for further description of our FABN program.
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
As of December 31, 2022 and 2021, AB had $900 million and $755 million outstanding under the EQH Facility, with interest rates of approximately 4.3% and 0.2%, respectively. Average daily borrowing of the EQH Facility during the full year 2022 and the full year 2021 were $655 million and $405 million, respectively, with a weighted average interest rates of approximately 1.7% and 0.2%, respectively.
EQH Uncommitted Facility
In addition to the EQH Facility, AB entered into a $300 million uncommitted, unsecured senior credit facility (the “EQH Uncommitted Facility”) with EQH. The EQH Uncommitted Facility matures on September 1, 2024 and is available for AB’s general business purposes. Borrowings under the EQH Uncommitted Facility bear interest generally at a rate per annum based on prevailing overnight commercial paper rates. The EQH Uncommitted Facility contains affirmative, negative and financial covenants, which are substantially similar to those in the EQH Facility.
As of December 31, 2022, AB had $90 million outstanding balance on the EQH Uncommitted Facility, with interest rate of approximately 4.3%. Average daily borrowing of the EQH Uncommitted Facility during the full year 2022 was $1 million with weighted average interest rate of approximately 4.3%. During 2021, AB did not draw on the facility.

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
See Note 18 of the Notes to the Consolidated Financial Statements for additional information relating to Prescribed and Permitted Statutory Accounting practices and its impact on our statutory surplus.
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

	AM Best	S&P	Moody’s
Last review date	Feb '23	Jun '22	Jan '23
Financial Strength Ratings:
Equitable Financial Life Insurance Company	A	A+	A1
Equitable Financial Life Insurance Company of America	A	A+	A1
Credit Ratings:
Equitable Holdings, Inc.	bbb+	BBB+	Baa1
Last review date		Sep '22	Jan '23
AllianceBernstein L.P.		A	A2

Material Cash Requirements
The table below summarizes the material short and long-term cash requirements related to contractual and other obligations as of December 31, 2022. Short-term cash requirements are considered to be requirements within the next 12 months and long-term cash requirements are considered to be beyond the next 12 months. We do not believe that our cash flow requirements can be adequately assessed based solely upon an analysis of these obligations, as the table below does not contemplate all aspects of our cash inflows, such as the level of cash flow generated by certain of our investments, nor all aspects of our cash outflows.

	Estimated Payments Due by Year
	Total	2023	2024-2025	2026-2027	2028 and thereafter
	(in millions)
Material Cash Requirements:
Insurance liabilities (1)	$111,931	$2,582	$6,465	$7,389	$95,495
FHLB Funding Agreements	8,501	6,130	1,049	630	692
Interest on FHLB Funding Agreements	346	113	109	52	72
FABN Funding Agreements	7,159	1,000	1,900	2,100	2,159
Interest on FABN Funding Agreements	369	95	172	76	26
Operating leases, net of sublease commitments	1,003	144	198	149	512
Long-Term and Short-term Debt	3,870	520	—	—	3,350
Interest on long-term debt and short-term debt	2,416	175	330	330	1,581
Interest on P-Caps	371	24	47	47	253
Employee benefits	3,304	211	444	369	2,280
Funding Commitments	2,118	520	832	766	—
Total Material Cash Requirements	$141,388	$11,514	$11,546	$11,908	$106,420
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
Unrecognized tax benefits of $314 million, including $3 million related to AB were not included in the above table because it is not possible to make reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.
In addition, the below items are included as part of AB’s aggregate contractual obligations:
•As of December 31, 2022, AB had a $399 million accrual for compensation and benefits, of which $10 million is expected to be paid in 2023, $15 million in 2024-2025, $17 million in 2026-2027 and $38 million in 2028 and thereafter. Further, AB expects to make contributions to its qualified profit-sharing plan of $18 million in each of the next four years.
•During 2010, as general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), AB committed to invest $25 million in the Real Estate Fund. As of December 31, 2022, AB funded $22 million of this commitment. During 2014, as general partner of AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), AB committed to invest $27 million as amended in 2020, in the Real Estate Fund II. As of December 31, 2022, AB had funded $22 million of this commitment.

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
Sensitivity of Future Rate of Return Assumptions on GMDB/GMIB Reserves
The Separate Account future rate of return assumptions that are used in establishing reserves for GMxB features are set using a long term-view of expected average market returns by applying a reversion to the mean approach, consistent with that used for DAC amortization. For additional information regarding the future expected rate of return assumptions and the reversion to the mean approach, see Note 7 of the Notes to the Consolidated Financial Statements.
The GMDB/GMIB reserve balance before reinsurance ceded was $10.9 billion as of December 31, 2022. The following table provides the sensitivity of the reserves GMxB features related to variable annuity contracts relative to the future rate of return assumptions by quantifying the adjustments to these reserves that would be required assuming both a 1% increase and decrease in the future rate of return. This sensitivity considers only the direct effect of changes in the future rate of return on operating results due to the change in the reserve balance before reinsurance ceded and not changes in any other assumptions such as persistency, mortality, or expenses included in the evaluation of the reserves, or any changes on DAC or other balances including hedging derivatives and the GMIB reinsurance asset.
GMDB/GMIB Reserves
Sensitivity - Rate of Return
December 31, 2022

Increase/(Decrease) in GMDB/GMIB Reserves
(in millions)
1% decrease in future rate of return	$1,547
1% increase in future rate of return	$(1,583)
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
As of December 31, 2022, the average rate of investment yields assumed (excluding policy loans) were 4.4% grading to 4.3% in 2026. Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the accumulated amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date. Many of the factors that affect gross margins are included in the determination of the Company’s dividends to these policyholders. DAC adjustments related to participating traditional life policies do not create significant volatility in results of operations as the Closed Block recognizes a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization.
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
We did not have a loss recognition event in 2022 or 2021. In 2020, we determined that certain of our variable interest-sensitive life insurance products triggered loss recognition accounting due to low interest rates and we reduced DAC by $945 million through accelerated amortization.
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
In addition, we are required to analyze how net unrealized investment gains and losses on our AFS investment securities backing insurance liabilities affects product profitability, as if those unrealized investment gains and losses were realized. This may result in the recognition of unrealized gains and losses on related insurance assets and liabilities in a manner consistent with the recognition of the unrealized gains and losses on AFS investment securities within the statements of comprehensive income and changes in equity. Changes to net unrealized investment (gains) losses may increase or decrease DAC. Similar to a loss recognition event, if the DAC balance is reduced to zero, additional insurance liabilities are established. Unlike a loss recognition event, these adjustments may reverse from period to period.
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
DAC Sensitivity - Mortality
December 31, 2022

Increase/(Decrease) in DAC
(in millions)
Decrease in future mortality by 1%	$17
Increase in future mortality by 1%	$(17)
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
In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. In second quarter 2015, based upon management’s then-current expectations of interest rates and future fund growth, we updated our reversion to the mean assumption from 9.0% to 7.0%. The average gross long-term return measurement start date was also updated to December 31, 2014. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. As of December 31, 2022, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuity products was 7.0% (4.9% net of product weighted average Separate Accounts fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.9% net of product weighted average Separate Accounts fees and Investment Advisory fees) and 0.0% (2.1)% net of product weighted average Separate Account fees and Investment Advisory fees), respectively. The maximum duration over which these rate limitations may be applied is five years. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.
If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than five years in order to reach the average gross long-term return estimate, the application of the five-year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than five years would result in a required deceleration of DAC amortization. At December 31, 2022, current projections of future average gross market returns assume approximately an 11.0% annualized return for sixteen quarters, followed by 7.3% annualized return for four quarters, followed by 7.0% thereafter.
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

DAC Sensitivity - Rate of Return
December 31, 2022

Increase/(Decrease) in DAC
(in millions)
Decrease in future rate of return by 1%	$(126)
Increase in future rate of return by 1%	$145
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
See Note 2 and Note 3 of the Notes to the Consolidated Financial Statements for additional information relating to our determination of the amount of allowances and impairments.
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

Future policyholders’ benefits and other policyholders’ liabilities (before reinsurance ceded)
(in billions)
100% increase in Holdings’ credit spread	$4.7
As reported	$5.8
50% decrease in Holdings’ credit spread	$6.4

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on our derivatives and hedging programs.
Goodwill
Goodwill represents the excess of purchase price over the estimated fair value of identifiable net assets acquired in a business combination. We test goodwill for recoverability each annual reporting period at December 31 and at interim periods if facts or circumstances are indicative of potential impairment. As of December 31, 2022, our goodwill of $5.1 billion results solely from our investment in AB and is attributed to the Investment Management and Research segment, also deemed a reporting unit for purpose of assessing the recoverability of that goodwill.
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
Income Taxes
Income taxes represent the net amount of income taxes that we expect to pay to or receive from various taxing jurisdictions in connection with its operations. We provide for Federal and state income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryforward periods under the tax law in the applicable jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred tax assets will not be realized. Management considers all available evidence including past operating results, the existence of cumulative losses in the most recent years, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. Our accounting for income taxes represents management’s best estimate of the tax consequences of various events and transactions. At December 31, 2022, we determined that it was more likely than not that a portion of our capital deferred tax assets would not be realized. The Company recorded a valuation allowance of $1.6 billion through Other Comprehensive Income. For more information, see Note 16 - Income Taxes.
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
Investments with Interest Rate Risk – Fair Value
Assets with interest rate risk include AFS and trading fixed maturities and mortgage loans that make up 81.6% and 83.7% of the fair value of the General Account investment portfolio as of December 31, 2022 and 2021, respectively. As part of our asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk. The table that follows shows the impact an immediate one percent increase/decrease in interest rates as of December 31, 2022 and 2021 would have on the fair value of fixed maturities and mortgage loans:

Interest Rate Risk Exposure

	December 31, 2022			December 31, 2021
	Fair Value	Impact of +1% Change	Impact of -1% Change	Fair Value	Impact of +1% Change	Impact of -1% Change
	(in millions)
Fixed Income Investments:
AFS securities:
Fixed rate	$53,135	$(3,992)	$4,625	$70,242	$(7,166)	$8,657
Floating rate	$9,533	$(10)	$10	$7,100	$(77)	$83
Trading securities:
Fixed rate	$87	$(1)	$1	$145	$(2)	$2
Floating rate	$—	$—	$—	$—	$—	$—
Mortgage loans	$14,690	$(640)	$689	$14,308	$(743)	$314
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
Investments with Equity Price Risk – Fair Value
The investment portfolios also have direct holdings of public and private equity securities. The following table shows the potential exposure from those equity security investments, measured in terms of fair value, to an immediate 10% increase/decrease in equity prices from those prevailing as of December 31, 2022 and 2021:

Equity Price Risk Exposure

	December 31, 2022			December 31, 2021
	Fair Value	Impact of+10% Equity Price Change	Impact of -10% Equity Price Change	Fair Value	Impact of+10% Equity Price Change	Impact of -10% Equity Price Change
	(in millions)
Equity Investments	$728	$73	$(73)	$817	$82	$(82)

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
Liabilities with Interest Rate Risk – Fair Value
As of December 31, 2022 and 2021, the aggregate carrying values of insurance contracts with interest rate risk were $17.5 billion and $15.4 billion, respectively. The aggregate fair value of such liabilities as of December 31, 2022 and 2021 were $16.5 billion and $15.4 billion, respectively. The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those liabilities of $394 million and $355 million, respectively. While these fair value measurements provide a representation of the interest rate sensitivity of insurance liabilities, they are based on the composition of such liabilities at a particular point in time and may not be representative of future results.
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

Derivatives and Interest Rate and Equity Risks – Fair Value
We primarily use derivative contracts for asset/liability risk management, to mitigate our exposure to equity market decline and interest rate risks and for hedging individual securities. In addition, we periodically enter into forward, exchange-traded futures and interest rate swap, swaptions and floor contracts to reduce the economic impact of movements in the equity and fixed income markets, including the program to hedge certain risks associated with the GMxB features. As more fully described in Note 2 and Note 4 of the Notes to the Consolidated Financial Statements, various traditional derivative financial instruments are used to achieve these objectives. To minimize credit risk exposure associated with its derivative transactions, each counterparty’s credit is appraised and approved, and risk control limits and monitoring procedures are applied. Credit limits are established and monitored on the basis of potential exposures that take into consideration current market values and estimates of potential future movements in market values given potential fluctuations in market interest rates. To reduce credit exposures in OTC derivative transactions, we enter into master agreements that provide for a netting of financial exposures with the counterparty and allow for collateral arrangements. We further control and minimize counterparty exposure through a credit appraisal and approval process. Under the ISDA Master Agreement, we have executed a CSA with each of our OTC derivative counterparties that require both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities or those issued by government agencies.
Mark to market exposure is a point-in-time measure of the value of a derivative contract in the open market. A positive value indicates existence of credit risk for us because the counterparty would owe money to us if the contract were closed. Alternatively, a negative value indicates we would owe money to the counterparty if the contract were closed. If there is more than one derivative transaction outstanding with a counterparty, a master netting arrangement exists with the counterparty. In that case, the market risk represents the net of the positive and negative exposures with the single counterparty. In management’s view, the net potential exposure is the better measure of credit risk. As of December 31, 2022 and 2021, the net fair values of our derivatives were $1.1 billion and $1.6 billion, respectively.
The tables below show the interest rate or equity sensitivities of those derivatives, measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.
Derivative Financial Instruments

			Interest Rate Sensitivity
	Notional Amount	Weighted Average Term (Years)	Impact of -1% Change	Fair Value	Impact of +1% Change
	(in millions, except for Weighted Average Term)
December 31, 2022
Swaps	$2,450	15	$(212)	$(460)	$(653)
Futures	12,975	—	(74)	—	125
Swaptions	—	—	—	—	—
Total	$15,425		$(286)	$(460)	$(528)

December 31, 2021
Swaps	$2,831	11	$(111)	$(440)	$(693)
Futures	12,598	—	1,150	—	(908)
Swaptions	—	—	—	—	—
Total	$15,429		$1,039	$(440)	$(1,601)

			Equity Sensitivity
	Notional Amount	Weighted Average Term (Years)	Fair Value	Balance after -10% Equity Price Shift
	(in millions, except for Weighted Average Term)
December 31, 2022
Futures	$4,714	—	$—	$249
Swaps	11,159	1	38	1,154
Options	40,072	4	4,171	2,133
Total	$55,945		$4,209	$3,536

December 31, 2021
Futures	$2,484	—	$—	$93
Swaps	13,310	1	5	1,336
Options	48,439	2	6,959	5,381
Total	$64,233		$6,964	$6,810
In addition to the freestanding derivatives discussed above, we have entered into reinsurance contracts to mitigate the risk associated with the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts. These reinsurance contracts are considered derivatives under the guidance on derivatives and hedging. GMIB reinsurance contract assets were reported at their fair values of $1.2 billion and $1.8 billion as of December 31, 2022 and 2021, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing as of December 31, 2022 and 2021, respectively, would increase the balances of the reinsurance contract asset by $120 million and $169 million. The Amounts due from Reinsurers at fair value was $4.1 billion and $5.8 billion at December 31, 2022 and 2021. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing as of December 31, 2022 and 2021 is $344 million and $447 million, respectively.
Also, the GMxB feature’s liability associated with certain annuity contracts is similarly considered to be a derivative for accounting purposes and was reported at its fair value. The liability for embedded derivative liability features was $5.8 billion and $8.5 billion as of December 31, 2022 and 2021, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing as of December 31, 2022 and 2021, respectively, would be to increase the liability balance by $708 million and $990 million.
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
Investments with Interest Rate Risk – Fair Value
The table below provides AB’s potential exposure with respect to its fixed income investments, measured in terms of fair value, to an immediate 1% increase in interest rates at all maturities from the levels prevailing as of December 31, 2022 and 2021:
Interest Rate Risk Exposure

	December 31, 2022			December 31, 2021
	Fair Value	Balance After -1% Change	Balance After +1% Change	Fair Value	Balance After -1% Change	Balance After +1% Change
	(in millions)
Fixed Income Investments:
Trading	$93	$100	$87	$101	$109	$94

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
Investments with Equity Price Risk – Fair Value
AB’s investments include investments in equity mutual funds and equity hedge funds. The following table presents AB’s potential exposure from its equity investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing as of December 31, 2022 and 2021:
Equity Price Risk Exposure

	December 31, 2022			December 31, 2021
	Fair Value	Balance After +10% Equity Price Change	Balance After -10% Equity Price Change	Fair Value	Balance After +10% Equity Price Change	Balance After -10% Equity Price Change
	(in millions)
Equity Investments:
Trading	$66	$72	$59	$86	$94	$77
Other investments	$58	$64	$53	$87	$96	$78

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Equitable Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the consolidated financial statements, including the related notes and financial statement schedules, of Equitable Holdings, Inc. and its subsidiaries (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded CarVal Investors L.P. (CarVal) from its assessment of internal control over financial reporting as of December 31, 2022 because it was acquired by AllianceBernstein L.P., a subsidiary of the Company, during 2022. We have also excluded CarVal from our audit of internal control over financial reporting. Total assets and total revenues of CarVal that were excluded from management’s assessment and our audit of internal control over financial reporting each constitute less than 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.
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
Amortization and Valuation of Deferred Policy Acquisition Costs (“DAC”) related to Variable and Interest Sensitive Life Products and Variable Annuity Products with Guaranteed Minimum Benefits
As described in Note 2 to the consolidated financial statements, DAC represents acquisition costs that vary with and are primarily related to the acquisition of new and renewal insurance business that are deferred. A significant portion of the $8.2 billion of DAC as of December 31, 2022, is associated with the variable and interest sensitive life and variable annuity products with guaranteed minimum benefits. DAC associated with certain variable annuity products is amortized based on estimated assessments, with DAC on the remainder of variable annuities, Universal Life and investment-type products amortized over the expected total life of the contract group as a constant percentage of estimated gross profits. DAC is subject to recoverability testing at the time of policy issue and loss recognition testing at the end of each accounting period. The DAC amortization and valuation estimates for these products are determined using models and significant assumptions related to projected future separate account performance, mortality, contract persistency, and general account investment spread.
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

Valuation of Guaranteed Minimum Benefit Features related to Certain Life and Annuity Contracts included within Future Policy Benefits and Other Policyholders’ Liabilities and Amounts Due From Reinsurers
As described in Note 2 to the consolidated financial statements, future policy benefits and other policyholders’ liabilities of $34.1 billion as of December 31, 2022, includes reserves related to guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefit (“GMIB”) features for certain life and annuity contracts, other than those accounted for as embedded derivatives. Amounts due from reinsurers of $17.2 billion as of December 31, 2022, includes reinsurance recoverables related to GMDB and GMIB features for certain life and annuity contracts ceded under reinsurance contracts other than those accounted for as embedded derivatives. For certain contracts with guaranteed minimum benefit features, the benefits are accounted for as reserves and determined by estimating the expected value of death or income benefits in excess of the projected contract accumulation value and recognizing the excess over the estimated life based on expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date. The determination of this estimated liability is based on models that involve numerous assumptions and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender and withdrawal rates, mortality experience, and, for contracts with the GMIB feature, GMIB election rates. Amounts due from reinsurers, other than those accounted for as embedded derivatives, are calculated using methodologies and assumptions that are consistent with those used to calculate the direct liabilities.
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
Valuation of GMIB Features accounted for as Derivatives included within Future Policy Benefits and Other Policyholders’ Liabilities, GMIB Reinsurance Contract Asset, at fair value and Amounts Due from Reinsurers
As described in Notes 2 and 8 to the consolidated financial statements, the Company issues certain annuity contracts that contain GMIB features that are accounted for as embedded derivatives, recorded at fair value and presented within policy benefits and other policyholders’ liabilities. The reinsurance of certain of these GMIB features are accounted for as embedded derivatives and are presented at fair value within amounts due from reinsurers. Additionally, there are ceded reinsurance contracts that are net settled, accounted for as a derivative at fair value and presented within GMIB reinsurance contract asset, at fair value. As of December 31, 2022, the fair value of the GMIB features accounted for as embedded derivatives and presented within future policy benefits and other policyholders’ liabilities was $5.8 billion, GMIB reinsurance contract asset, at fair value was $1.2 billion, and amounts due from reinsurers was $4.1 billion. Management determined the fair values the of the GMIB features presented as embedded derivatives using a discounted cash flow valuation technique that incorporates significant unobservable inputs with respect to (i) non-performance risk, lapse rates, withdrawal rates, annuitization rates, and mortality rates for future policy benefits and other policyholders’ liabilities, and (ii) non-performance risk, lapse rates, withdrawal rates, utilization rates, volatility rates, and mortality rates for the GMIB reinsurance contract asset, at fair value and the amounts due from reinsurers.
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
February 21, 2023
We have served as the Company’s auditor since 1993.

EQUITABLE HOLDINGS, INC.
Consolidated Balance Sheets
December 31, 2022 and 2021

	December 31
	2022	2021
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $72,991 and $73,429) (allowance for credit losses of $24 and $22)	$63,361	$78,216
Fixed maturities, at fair value using the fair value option (1)	1,508	1,641
Mortgage loans on real estate (net of allowance for credit losses of $129 and $62) (1)	16,481	14,033
Policy loans	4,033	4,024
Other equity investments (1)	3,152	2,975
Trading securities, at fair value	677	631
Other invested assets (1)	3,885	3,591
Total investments	93,097	105,111
Cash and cash equivalents (1)	4,281	5,188
Cash and securities segregated, at fair value	1,522	1,504
Broker-dealer related receivables	2,338	2,599
Deferred policy acquisition costs	8,158	5,491
Goodwill and other intangible assets, net	5,482	4,728
Amounts due from reinsurers (allowance for credit losses of $10 and $5) (includes amounts accounted for at fair value of $4,114 and $5,813) (3)	17,201	14,679
GMIB reinsurance contract asset, at fair value	1,229	1,848
Current and deferred income taxes	714	195
Other assets (1)	4,031	3,613
Assets held-for-sale	562	—
Separate Accounts assets	114,853	147,306
Total Assets	$253,468	$292,262
LIABILITIES
Policyholders’ account balances	$83,855	$79,357
Future policy benefits and other policyholders' liabilities	34,124	36,717
Broker-dealer related payables	715	1,283
Customer related payables	3,323	3,600
Amounts due to reinsurers	1,533	1,381
Short-term debt	759	92
Long-term debt	3,322	3,839
Notes issued by consolidated variable interest entities, at fair value using the fair value option (1)	1,150	1,191
Other liabilities (1)	5,873	3,933
Liabilities held-for-sale	108	—
Separate Accounts liabilities	114,853	147,306
Total Liabilities	$249,615	$278,699
Redeemable noncontrolling interest (1) (2)	$455	$468
Commitments and contingent liabilities (4)
EQUITY
Equity attributable to Holdings:
Preferred stock and additional paid-in capital, $1 par value and $25,000 liquidation preference	$1,562	$1,562
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 508,418,442 and 520,918,331 shares issued, respectively; 365,081,940 and 391,290,224 shares outstanding, respectively	4	4
Additional paid-in capital	2,299	1,919
Treasury stock, at cost, 143,336,502 and 129,628,107 shares, respectively	(3,297)	(2,850)
Retained earnings	9,924	8,880
Accumulated other comprehensive income (loss)	(8,834)	2,004
Total equity attributable to Holdings	1,658	11,519
Noncontrolling interest	1,740	1,576
Total Equity	3,398	13,095
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$253,468	$292,262
____________
(1) See Note 2 of the Notes to these Consolidated Financial Statements for details of balances with VIEs.
(2) See Note 22 of the Notes to these Consolidated Financial Statements for details of redeemable noncontrolling interest.
(3) Represents the fair value of the ceded reserves to Venerable. See Note 1 of the Notes to these Consolidated Financial Statements for details of the Venerable Transaction and Note 8 of the Notes to these Consolidated Financial Statements.
(4) See Note 17 of the Notes to these Consolidated Financial Statements for details of commitments and contingent liabilities.
See Notes to Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Income (Loss)
Years Ended December 31, 2022, 2021 and 2020

	Year Ended December 31,
	2022	2021	2020
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$3,241	$3,637	$3,735
Premiums	994	960	997
Net derivative gains (losses)	1,696	(4,465)	(1,722)
Net investment income (loss)	3,315	3,846	3,477
Investment gains (losses), net:
Credit and intent to sell losses on available for sale debt securities and loans	(314)	2	(58)
Other investment gains (losses), net	(631)	866	802
Total investment gains (losses), net	(945)	868	744
Investment management and service fees	4,891	5,395	4,608
Other income	825	795	576
Total revenues	14,017	11,036	12,415

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	3,385	3,218	5,326
Interest credited to policyholders’ account balances	1,409	1,219	1,222
Compensation and benefits	2,199	2,360	2,096
Commissions and distribution-related payments	1,567	1,662	1,351
Interest expense	201	244	200
Amortization of deferred policy acquisition costs	542	393	1,613
Other operating costs and expenses	2,189	2,109	1,700
Total benefits and other deductions	11,492	11,205	13,508
Income (loss) from continuing operations, before income taxes	2,525	(169)	(1,093)
Income tax (expense) benefit	(499)	145	744
Net income (loss)	2,026	(24)	(349)
Less: Net income (loss) attributable to the noncontrolling interest	241	415	299
Net income (loss) attributable to Holdings	1,785	(439)	(648)
Less: Preferred stock dividends	80	79	53
Net income (loss) available to Holdings’ common shareholders	$1,705	$(518)	$(701)

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$4.52	$(1.24)	$(1.56)
Diluted	$4.49	$(1.24)	$(1.56)
Weighted average common shares outstanding (in millions):
Basic	377.6	417.4	450.4
Diluted	379.9	417.4	450.4

See Notes to Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2022, 2021 and 2020

	Year Ended December 31,
	2022	2021	2020
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$2,026	$(24)	$(349)
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	(10,826)	(2,113)	2,956
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	18	266	48
Foreign currency translation adjustment	(46)	(11)	22
Total other comprehensive income (loss), net of income taxes	(10,854)	(1,858)	3,026
Comprehensive income (loss)	(8,828)	(1,882)	2,677
Less: Comprehensive income (loss) attributable to the noncontrolling interest	225	416	306
Comprehensive income (loss) attributable to Holdings	$(9,053)	$(2,298)	$2,371

See Notes to Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Equity
Years Ended December 31, 2022, 2021 and 2020

	Year Ended December 31,
	Equity Attributable to Holdings
	Preferred Stock and Additional Paid-In Capital	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
	(in millions)
January 1, 2022	$1,562	$4	$1,919	$(2,850)	$8,880	$2,004	$11,519	$1,576	$13,095
Stock compensation	—	—	87	38	—	—	125	199	324
Purchase of treasury stock	—	—	(34)	(815)	—	—	(849)	—	(849)
Reissuance of treasury stock	—	—	—	—	(38)	—	(38)	—	(38)
Retirement of common stock	—	—	—	330	(330)	—	—	—	—
Repurchase of AB Holding units	—	—	—	—	—	—	—	(211)	(211)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(401)	(401)
Issuance of AB Units for CarVal acquisition	—	—	314	—	—	—	314	275	589
Dividends on common stock (cash dividends declared per common share of $0.78)	—	—	—	—	(294)	—	(294)	—	(294)
Dividends on preferred stock	—	—	—	—	(80)	—	(80)	—	(80)
Net income (loss)	—	—	—	—	1,785	—	1,785	300	2,085
Other comprehensive income (loss)	—	—	—	—	—	(10,838)	(10,838)	(16)	(10,854)
Other	—	—	13	—	1	—	14	18	32
December 31, 2022	$1,562	$4	$2,299	$(3,297)	$9,924	$(8,834)	$1,658	$1,740	$3,398

January 1, 2021	$1,269	$5	$1,985	$(2,245)	$10,699	$3,863	$15,576	$1,601	$17,177
Stock compensation	—	—	15	51	—	—	66	220	286
Purchase of treasury stock	—	(1)	(27)	(1,610)	—	—	(1,638)	—	(1,638)
Reissuance of treasury stock	—	—	—	—	(51)	—	(51)	—	(51)
Retirement of common stock	—	—	—	954	(954)	—	—	—	—
Repurchase of AB Holding units	—	—	—	—	—	—	—	(262)	(262)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(393)	(393)
Dividends on common stock (cash dividends declared per common share of $0.71)	—	—	—	—	(296)	—	(296)	—	(296)
Dividends on preferred stock	—	—	—	—	(79)	—	(79)	—	(79)
Issuance of preferred stock	293	—	—	—	—	—	293	—	293
Net income (loss)	—	—	—	—	(439)	—	(439)	410	(29)
Other comprehensive income (loss)	—	—	—	—		(1,859)	(1,859)	1	(1,858)
Other	—	—	(54)	—	—	—	(54)	(1)	(55)
December 31, 2021	$1,562	$4	$1,919	$(2,850)	$8,880	$2,004	$11,519	$1,576	$13,095

January 1, 2020	$775	$5	$1,920	$(1,832)	$11,744	$844	$13,456	$1,591	$15,047
Cumulative effect of adoption of ASU 2016-03, Current Expected Credit Loss	—	—	—	—	(30)	—	(30)	—	(30)
Stock compensation	—	—	27	17	—	—	44	69	113
Purchase of treasury stock	—	—	—	(430)	—	—	(430)	—	(430)
Reissuance of treasury stock	—	—	—	—	(17)	—	(17)	—	(17)
Repurchase of AB Holding units	—	—	(48)	—	—	—	(48)	(53)	(101)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(305)	(305)
Dividends on common stock (cash dividends declared per common share of $0.66)	—	—	—	—	(297)	—	(297)	—	(297)
Dividends on preferred stock	—	—	—	—	(53)	—	(53)	—	(53)
Issuance of preferred stock	494	—	—	—	—	—	494	—	494
Net income (loss)	—	—	—	—	(648)	—	(648)	302	(346)
Other comprehensive income (loss)	—	—	—	—	—	3,019	3,019	7	3,026
Other	—	—	86	—	—	—	86	(10)	76
December 31, 2020	$1,269	$5	$1,985	$(2,245)	$10,699	$3,863	$15,576	$1,601	$17,177
See Notes to Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2022, 2021 and 2020

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Cash flows from operating activities:
Net income (loss)	$2,026	$(24)	$(349)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	1,409	1,219	1,222
Policy charges and fee income	(3,241)	(3,637)	(3,735)
Net derivative (gains) losses	(1,696)	4,465	1,722
Credit and intent to sell losses on available for sale debt securities and loans	314	(2)	58
Investment (gains) losses, net	631	(863)	(872)
(Gains) losses on businesses held-for-sale	7	(3)	69
Realized and unrealized (gains) losses on trading securities	198	26	(170)
Non-cash long-term incentive compensation expense	286	226	210
Amortization and depreciation	814	497	1,757
Equity (income) loss from limited partnerships	(146)	(553)	(83)
Changes in:
Net broker-dealer and customer related receivables/payables	189	(131)	667
Reinsurance recoverable (1)	(1,106)	(1,077)	(401)
Segregated cash and securities, net	(18)	250	(659)
Capitalization of deferred policy acquisition costs	(842)	(875)	(670)
Future policy benefits	44	(299)	1,953
Current and deferred income taxes	372	(451)	(571)
Other, net	(92)	476	(209)
Net cash provided by (used in) operating activities	$(851)	$(756)	$(61)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$15,547	$34,434	$18,986
Fixed maturities, at fair value using the fair value option	525	763	7
Mortgage loans on real estate	1,154	1,696	630
Trading account securities	371	5,159	2,162
Real estate joint ventures	—	—	55
Short term investments	575	87	1,497
Other	573	1,716	1,005
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(18,502)	(43,344)	(28,197)
Fixed maturities, at fair value using the fair value option	(488)	(1,792)	(311)
Mortgage loans on real estate	(3,683)	(2,546)	(1,747)
Trading account securities	(521)	(244)	(708)
Short term investments	(1,502)	(18)	(1,098)
Other	(1,173)	(2,553)	(1,167)
Purchase of business, net of cash acquired	40	—	—
Cash from the sale of business, net of cash sold	—	215	164
Cash settlements related to derivative instruments, net	(316)	(5,937)	1,166

See Notes to Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2022, 2021 and 2020

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Investment in capitalized software, leasehold improvements and EDP equipment	(167)	(120)	(107)
Other, net	80	(205)	(160)
Net cash provided by (used in) investing activities	$(7,487)	$(12,689)	$(7,823)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$16,367	$17,521	11,446
Withdrawals	(6,962)	(7,069)	(4,332)
Transfers (to) from Separate Accounts	1,447	1,985	2,452
Change in short-term financings	147	92	—
Change in collateralized pledged assets	36	34	(139)
Change in collateralized pledged liabilities	(1,575)	1,413	848
(Decrease) increase in overdrafts payable	(25)	16	(13)
Repayment of long-term debt	—	(280)	—
Repayment of acquisition-related debt obligation	(43)	—	—
Proceeds from notes issued by consolidated VIEs	6	873	313
Dividends paid on common stock	(294)	(296)	(297)
Dividends paid on preferred stock	(80)	(79)	(53)
Issuance of preferred stock	—	293	494
Purchases of AB Holding Units to fund long-term incentive compensation plan awards	(211)	(262)	(149)
Purchase of treasury shares	(849)	(1,637)	(430)
Purchases (redemptions) of noncontrolling interests of consolidated company-sponsored investment funds	52	346	(210)
Distribution to noncontrolling interest of consolidated subsidiaries	(401)	(392)	(304)
Other, net	31	(47)	48
Net cash provided by (used in) financing activities	$7,646	$12,511	$9,674

Effect of exchange rate changes on cash and cash equivalents	$(56)	$(18)	$23
Change in cash and cash equivalents	(748)	(952)	1,813
Cash and cash equivalents, beginning of year	5,188	6,179	4,405
Change in cash of businesses held-for-sale	(159)	(39)	(39)
Cash and cash equivalents, end of year	$4,281	$5,188	$6,179

Supplemental cash flow information:
Interest paid	$263	$215	$215
Income taxes (refunded) paid	$89	$305	$(173)

Non-cash transactions from investing and financing activities:
Transfer of assets to reinsurer	$(2,762)	$(9,023)	$—
_______________
(1)Amount includes cash paid for Global Atlantic Transaction in 2022 of $7 million and for Venerable Transaction in 2021 of $494 million. See Note 1 of the Notes to these Consolidated Financial Statements.

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
Global Atlantic Reinsurance Transaction
On October 3, 2022, Equitable Financial completed the transactions (the “Global Atlantic Transaction”) contemplated by the previously announced Master Transaction Agreement, dated August 16, 2022, by and between Equitable Financial and First Allmerica Financial Life Insurance Company, a Massachusetts-domiciled insurance company (the “Reinsurer”), a wholly owned subsidiary of Global Atlantic Financial Group.
At the closing of the Global Atlantic Transaction, Equitable Financial and the Reinsurer entered into a Coinsurance and Modified Coinsurance Agreement (the “EQUI-VEST Reinsurance Agreement”), pursuant to which Equitable Financial ceded to the Reinsurer, on a combined coinsurance and modified coinsurance basis, a 50% quota share of approximately 360,000 legacy Group EQUI-VEST deferred variable annuity contracts issued by Equitable Financial between 1980 and 2008, which predominately include Equitable Financial’s highest guaranteed general account crediting rates of 3%, supported by general account assets of approximately $4 billion and $5 billion of Separate Account value (the “Reinsured Contracts”). The Reinsured Contracts predominately include certain of Equitable Financial’s contracts that offer the highest guaranteed general account crediting rates of 3%. At the closing of the Global Atlantic Transaction, the Reinsurer deposited assets supporting the general account liabilities relating to the Reinsured Contracts into a trust account for the benefit of Equitable Financial, which assets will secure its obligations to Equitable Financial under the EQUI-VEST Reinsurance Agreement. Commonwealth Annuity and Life Insurance Company, an insurance company domiciled in the Commonwealth of Massachusetts and affiliate of the Reinsurer (“Commonwealth”), provided a guarantee of the Reinsurer’s payment obligation to Equitable Financial under the EQUI-VEST Reinsurance Agreement.
The Company transferred assets of $2.8 billion, including primarily available-for-sale securities, cash and policy loans as the consideration for the reinsurance transaction. In addition, the Company recorded $4.1 billion of direct insurance liabilities ceded under the reinsurance contract included in amounts due from reinsurers and $1.2 billion of deferred

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

gain on cost of reinsurance included within other liabilities. Additionally, $5.3 billion of Separate Account liabilities were ceded under a modified coinsurance portion of the agreement.
Carval Acquisition
As of December 31, 2022 and 2021, the Company’s economic interest in AB was approximately 61% and 65%, respectively. The slight decrease was due to the issuance of AB Units relating to AB’s 100% acquisition of CarVal Investments L.P. (“CarVal”). On July 1, 2022, AB issued 3.2 million AB Units (with a fair value of $133 million) with the remaining 12.1 million AB units (with a fair value of $456 million) issued on November 1, 2022. AB also recorded a contingent consideration payable of $229 million (to be paid predominantly in AB Units) based on CarVal achieving certain performance objectives over a six-year period ending December 31, 2027. The General Partner of AB is a wholly-owned subsidiary of the Company. Because the General Partner has the authority to manage and control the business of AB, AB is consolidated in the Company’s financial statements for all periods presented.
Venerable Reinsurance Transaction
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

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
All significant intercompany transactions and balances have been eliminated in consolidation. The years “2022”, “2021” and “2020” refer to the years ended December 31, 2022, 2021 and 2020, respectively.
Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of December 31, 2022, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

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
The Company has finalized key accounting policy decisions and executed the intended implementation plan including modifying actuarial valuation systems, modernizing key finance processes including data sourcing, analytical procedures and reporting, and updating internal controls. The Company is ready for adoption of the guidance as of January 1, 2023 using the modified retrospective approach, except for Market Risk Benefits (MRBs) which will use the full retrospective approach.

Based upon the modified retrospective transition method, the Company estimates that the January 1, 2021 transition date impact from LDTI adoption is a decrease in total U.S. GAAP equity of $3.3 billion. This is primarily due to accounting for our variable annuity guarantees that are not currently measured at fair value as MRBs in the extremely low interest rate environment as of January 1, 2021. For full year 2021, U.S. GAAP net income under LDTI basis is estimated to be $2.2 billion higher than the previously reported 2021 net income of ($440) million due to better alignment between MRB liabilities and our economic hedging program. As of December 31, 2021, the impact on total equity is a decrease of approximately $1.1 billion and in line with our prior estimates.

The U.S. GAAP net income for full year 2022 is estimated to be positive and less volatile under LDTI. The estimated impact to total U.S. GAAP equity as of December 31, 2022 is expected to be significantly mitigated by the Company’s present use of a near industry low interest rate assumption of 2.25% on GMIB business that results in a positive impact from accounting for its variable annuity guarantees as MRBs under the guidance at December 31, 2022.

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

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
COLI has been purchased by the Company and certain subsidiaries on the lives of certain key employees and the Company and these subsidiaries are named as beneficiaries under these policies. COLI is carried at the cash surrender value of the policies. As of December 31, 2022 and 2021, the carrying value of COLI was $886 million and $1.0 billion, respectively, and is reported in other invested assets in the consolidated balance sheets.
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
Securities Sold under Agreements to Repurchase

Securities sold under agreements to repurchase involve the temporary exchange of securities for cash or other collateral of equivalent value, with agreement to redeliver a like quantity of the same or similar securities at a future date prior to maturity at a fixed and determinable price. Securities sold under agreements to repurchase transactions are conducted by the Company under a standardized securities industry master agreement, amended to suit the requirements of each respective counterparty. Transfers of securities under these agreements to repurchase are evaluated by the Company to determine whether they satisfy the criteria for accounting treatment as secured borrowing arrangements. Agreements not meeting the criteria would require recognition of the transferred securities as sales with related forward repurchase commitments. All of the Company’s securities repurchase transactions are accounted for as secured borrowings with the related obligations distinctly captioned in the consolidated balance sheets on a gross basis. As of December 31, 2022 and 2021 the Company had no Securities sold under agreements to repurchase outstanding. During the year ended December 31, 2021 there was no activity on Securities sold under agreements to repurchase.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

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
For collectively evaluated mortgages, the Company estimates the allowance for credit losses based on the amortized cost basis of its mortgages over their expected life using a PD / LGD model. The PD / LGD model incorporates the Company’s reasonable and supportable forecast of macroeconomic information over a specified period. The length of

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

the reasonable and supportable forecast period is reassessed on a quarterly basis and may be adjusted as appropriate over time to be consistent with macroeconomic conditions and the environment as of the reporting date. For periods beyond the reasonable and supportable forecast period, the model reverts to historical loss information. The PD and LGD are estimated at the loan-level based on loans’ current and forecasted risk characteristics as well as macroeconomic forecasts. The PD is estimated using both macroeconomic conditions as well as individual loan risk characteristics including LTV ratios, DSC ratios, seasoning, collateral type, geography, and underlying credit. The LGD is driven primarily by the type and value of collateral, and secondarily by expected liquidation costs and time to recovery.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

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
Held-for-Sale
The Company classifies assets and liabilities (“disposal group”) as held-for-sale when the specified criteria in Accounting Standards Codification 360, Property, Plant and Equipment, are met. Assets and liabilities held-for-sale are presented separately within the Consolidated Balance Sheets. Depreciation of property, plant and equipment and amortization of intangible and right-of-use assets are not recorded while these assets are classified as held-for-sale. If, in any period, the carrying value of the disposal group exceeds the estimated fair value, less costs to sell, an impairment loss will be recognized. See Note 23 of the Notes to these Consolidated Financial Statements for additional information regarding the disposal group.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. As of December 31, 2022, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 7.0% (4.9% net of product weighted average Separate Accounts fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.9% net of product weighted average Separate Accounts fees and Investment Advisory fees) and 0.0% ((2.1)% net of product weighted average Separate Accounts fees and Investment Advisory fees), respectively. The maximum duration over which these rate limitations may be applied is five years. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.
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
For participating traditional life policies (substantially all of which are in the Closed Block), DAC is amortized over the expected total life of the contract group as a constant percentage based on the present value of the estimated gross margin amounts expected to be realized over the life of the contracts using the expected investment yield. As of December 31, 2022, the average rate of assumed investment yields, excluding policy loans, for the Company was 4.4% grading to 4.3% in 2026. Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the accumulated amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date. Many of the factors that affect gross margins are included in the determination of the Company’s dividends to these policyholders. DAC adjustments related to participating traditional life policies do not create significant volatility in results of operations as the Closed Block recognizes a cumulative policyholder dividend obligation expense in policyholders’ benefits for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

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
For non-participating traditional life insurance policies, future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on the Company’s experience that, together with interest and expense assumptions, includes a margin for adverse deviation. Benefit liabilities for traditional annuities during the accumulation period are equal to accumulated policyholders’ fund balances and, after annuitization, are equal to the present value of expected future payments. Interest rates used in establishing such

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

liabilities range from 3.5% to 7.3% (weighted average of 5.0%) for approximately 99.5% of life insurance liabilities and from 1.5% to 5.4% (weighted average of 3.6%) for annuity liabilities.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

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
Goodwill and Other Intangible Assets
Goodwill recorded by the Company represents the excess of purchase price over the estimated fair value of identifiable net assets of companies acquired in a business combination and relates principally to the acquisition of SCB Inc., an investment research and management company formerly known as Sanford C. Bernstein Inc. (“Bernstein Acquisition”), the purchase of AB Units, and AB’s acquisition of CarVal on July 1, 2022. The Company tests goodwill for recoverability each annual reporting period at December 31 and at interim periods if facts or circumstances are indicative of potential impairment.
The Company uses a market valuation approach. Under the market valuation approach, the fair value of the reporting unit is based on its adjusted market valuation assuming a control premium. The Company determined that this valuation technique provided a more exact determination of fair value for the reporting unit and was applied during its annual testing for goodwill recoverability at December 31, 2022 and 2021.
The Company’s intangible assets primarily relate to AB’s acquisition of CarVal and reflect amounts assigned to acquired investment management contracts based on their estimated fair values at the time of acquisition, less accumulated amortization. These intangible assets generally are amortized on a straight-line basis over their estimated useful life, ranging from six to twenty years. All intangible assets are periodically reviewed for impairment as events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying value exceeds fair value, impairment tests are performed to measure the amount of the impairment loss, if any.
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
As of December 31, 2022 and 2021, respectively, net deferred sales commissions from AB totaled $52 million and $75 million and are included within other assets in the consolidated balance sheets. The estimated amortization expense of deferred sales commissions, based on the December 31, 2022 net asset balance for each of the next three years is $29

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

million, $18 million and $5 million. The Company tests the deferred sales commission asset for impairment quarterly by comparing undiscounted future cash flows to the recorded value, net of accumulated amortization. Each quarter, significant assumptions used to estimate the future cash flows are updated to reflect management’s consideration of current market conditions on expectations made with respect to future market levels and redemption rates. As of December 31, 2022 and 2021, the Company determined that the deferred sales commission asset was not impaired.
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
Capitalized computer software and hosting arrangements, net of accumulated amortization, amounted to $224 million and $193 million as of December 31, 2022 and 2021, respectively. Amortization of capitalized computer software and hosting arrangements in 2022, 2021 and 2020 was $45 million, $57 million and $60 million, respectively, recorded in other operating costs and expenses in the consolidated statements of income (loss).
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

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
Research services
Research services revenue principally consists of brokerage transaction charges received by SCB LLC, SCBL and AB’s other sell side subsidiaries for providing equity research services to institutional clients. Brokerage commissions for trade execution services and related expenses may be used to pay for equity research services in accordance with Section 28(e) of the Exchange Act and are recorded on a trade-date basis when the performance obligations are satisfied. Generally, the transaction price is agreed upon at the point of each trade and based upon the number of shares traded or the value of the consideration traded. Research revenues are recognized when the transaction price is quantified, collectability is assured and significant reversal of such revenue is not probable.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

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
As of December 31, 2022 and 2021, respectively, Equitable Financial holds $85 million and $109 million of equity interests in the CLOs. The Company consolidated the CLOs as of December 31, 2022 and 2021 as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the CLOs loan manager. The assets of the CLOs are legally isolated from the Company’s creditors and can only be used to settle obligations of the CLOs. The liabilities of the CLOs are non-recourse to the Company and the Company has no obligation to satisfy the liabilities of the CLOs. As of December 31, 2022, Equitable Financial holds $76 million of equity interests in a SPE established to purchase loans from the market in anticipation of a new CLO transaction. The Company consolidated the SPE as of December 31, 2022 as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the SPE loan manager.
Resulting from this consolidation in the Company’s consolidated balance sheets are fixed maturities, at fair value using the fair value option with total assets of $1.5 billion and $1.6 billion notes issued by consolidated variable interest entities, at fair value using the fair value option with total liabilities of $1.2 billion and $1.2 billion at December 31, 2022 and 2021, respectively. The unpaid outstanding principal balance of the notes and short-term borrowing is $1.4 billion and $1.3 billion at December 31, 2022 and 2021.
Consolidated Limited Partnerships and LLCs
As of December 31, 2022 and 2021 the Company consolidated limited partnerships and LLCs for which it was identified as the primary beneficiary under the VIE model. Included in Other invested assets, Mortgage loans on real estate, Other equity investments, Trading securities, cash and other liabilities in the Company’s consolidated balance sheets at December 31, 2022 and 2021 are total net assets of $644 million and $219 million, respectively related to these VIEs.
Consolidated AB-Sponsored Investment Funds
Included in the Company’s consolidated balance sheet as of December 31, 2022 and 2021 are assets of $581 million and $734 million, liabilities of $56 million and $87 million, and redeemable noncontrolling interests of $369 million and $421 million, respectively, associated with the consolidation of AB-sponsored investment funds.
Non-Consolidated VIEs
As of December 31, 2022 and 2021 respectively, the Company held approximately $2.4 billion and $2.1 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including CLOs, hedge funds, private equity funds and real estate-related funds. The Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $282.5 billion and $245.6 billion as of December 31, 2022 and 2021 respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $2.4 billion and $2.1 billion and approximately $1.3 billion and $1.2 billion of unfunded

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

commitments as of December 31, 2022 and 2021, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
Non-Consolidated AB-Sponsored Investment Products
As of December 31, 2022 and 2021, the net assets of investment products sponsored by AB that are non-consolidated VIEs are approximately $46.4 billion and $68.9 billion, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is its investment of $6 million and $9 million as of December 31, 2022 and 2021. The Company has no further commitments to or economic interest in these VIEs.
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
Impact of Assumption Updates
The net impact of assumption changes during 2022 decreased policy charges and fee income by $23 million, decreased policyholders’ benefits by $243 million, increased interest credited to policyholder account balances by $1 million, decreased net derivative gains by $80 million and decreased amortization of DAC by $43 million. This resulted in an increase in income (loss) from operations, before income taxes of $182 million and increased net income (loss) by $144 million.
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
The net impact of assumption changes during 2020 was an increase in policy charges and fee income of $23 million, increased policyholders’ benefits by $1.6 billion, decreased interest credited to policyholders’ account balances by $1 million, increased net derivative gains by $112 million and increased amortization of DAC by $1.1 billion. This resulted in a decrease in income (loss) from operations, before income taxes of $2.6 billion and decreased net income (loss) by $2.0 billion.
Model Changes
There were no material model changes in 2022 and 2021.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

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

3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of December 31, 2022 and 2021 was $591 million and $506 million, respectively. There was no accrued interest written off for AFS fixed maturities for the years ended December 31, 2022, 2021 and 2020.
The following tables provide information relating to the Company’s fixed maturities classified as AFS.
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
December 31, 2022
Fixed Maturities:
Corporate (1)	$50,712	$24	$89	$7,206	$43,571
U.S. Treasury, government and agency	7,054	—	1	1,218	5,837
States and political subdivisions	609	—	7	89	527
Foreign governments	985	—	2	151	836
Residential mortgage-backed (2)	908	—	1	87	822
Asset-backed (3)	8,859	—	4	373	8,490
Commercial mortgage-backed	3,823	—	—	588	3,235
Redeemable preferred stock	41	—	2	—	43
Total at December 31, 2022	$72,991	$24	$106	$9,712	$63,361
December 31, 2021:
Fixed Maturities:
Corporate (1)	$50,172	$22	$2,601	$240	$52,511
U.S. Treasury, government and agency	13,056	—	2,344	15	15,385
States and political subdivisions	586	—	78	2	662
Foreign governments	1,124	—	42	14	1,152
Residential mortgage-backed (2)	90	—	8	—	98
Asset-backed (3)	5,933	—	21	20	5,934
Commercial mortgage-backed	2,427	—	19	25	2,421
Redeemable preferred stock	41	—	12	—	53
Total at December 31, 2021	$73,429	$22	$5,125	$316	$78,216
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
The contractual maturities of AFS fixed maturities as of December 31, 2022 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
December 31, 2022
Contractual maturities:
Due in one year or less	$1,858	$1,834
Due in years two through five	15,031	14,222
Due in years six through ten	16,281	14,433
Due after ten years	26,166	20,282
Subtotal	59,336	50,771
Residential mortgage-backed	908	822
Asset-backed	8,859	8,490
Commercial mortgage-backed	3,823	3,235
Redeemable preferred stock	41	43
Total at December 31, 2022	$72,967	$63,361

The following table shows proceeds from sales, gross gains (losses) from sales and allowance for credit losses for AFS fixed maturities for the years ended December 31, 2022, 2021 and 2020:
Proceeds from Sales, Gross Gains (Losses) from Sales and Allowance for Credit and Intent to Sell Losses for AFS Fixed Maturities

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Proceeds from sales	$11,932	$27,363	$12,903
Gross gains on sales	$45	$1,152	$862
Gross losses on sales	$(663)	$(195)	$(41)

Net (increase) decrease in Allowance for Credit and Intent to Sell losses (1)	$(247)	$(16)	$(13)
______________
(1)Amounts as of year ended December 31, 2022 reflect an impairment on AFS Securities of $245 million related to the Global Atlantic Transaction. See Note 11 of the Notes to these Consolidated Financial Statements for additional details on the Global Atlantic Transaction.

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

AFS Fixed Maturities - Credit and Intent to Sell Loss Impairments

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Balance, beginning of period	$44	$32	$21
Previously recognized impairments on securities that matured, paid, prepaid or sold	(263)	(4)	(2)
Recognized impairments on securities impaired to fair value this period (1) (2)	246	—	—
Credit losses recognized this period on securities for which credit losses were not previously recognized	—	9	6
Additional credit losses this period on securities previously impaired	9	7	7
Increases due to passage of time on previously recorded credit losses	—	—	—
Accretion of previously recognized impairments due to increases in expected cash flows (for OTTI securities 2019 and prior)	—	—	—
Balance at December 31,	$36	$44	$32
______________
(1)Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.
(2)Amounts for year ended December 31, 2022 reflect an impairment on AFS Securities of $245 million related to the Global Atlantic Transaction. See Note 11 of the Notes to these Consolidated Financial Statements for additional details on the Global Atlantic Transaction.
The tables that follow below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI.
Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2022	$4,809	$(782)	$(418)	$(757)	$2,852
Net investment gains (losses) arising during the period	(15,275)	—	—	—	(15,275)
Reclassification adjustment:
Included in net income (loss)	867	—	—	—	867
Other (1)	—	—	—	(1,569)	(1,569)
Impact of net unrealized investment gains (losses)	—	2,366	96	2,508	4,970
Net unrealized investment gains (losses) excluding credit losses	(9,599)	1,584	(322)	182	(8,155)
Net unrealized investment gains (losses) with credit losses	(7)	1	—	1	(5)
Balance, December 31, 2022	$(9,606)	$1,585	$(322)	$183	$(8,160)

Balance, January 1, 2021	$8,811	$(1,548)	$(1,065)	$(1,302)	$4,896
Net investment gains (losses) arising during the period	(3,122)	—	—	—	(3,122)
Reclassification adjustment:
Included in net income (loss)	(846)	—	—	—	(846)
Other (2)	(33)	—	—	—	(33)
Impact of net unrealized investment gains (losses)	—	767	648	544	1,959

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Net unrealized investment gains (losses) excluding credit losses	4,810	(781)	(417)	(758)	2,854
Net unrealized investment gains (losses) with credit losses	(1)	(1)	(1)	1	(2)
Balance, December 31, 2021	$4,809	$(782)	$(418)	$(757)	$2,852

Balance, January 1, 2020	$3,453	$(894)	$(189)	$(497)	$1,873
Net investment gains (losses) arising during the period	6,192	—	—	—	6,192
Reclassification adjustment:	—	—	—	—	—
Included in net income (loss)	(828)	—	—	—	(828)
Impact of net unrealized investment gains (losses)	—	(655)	(877)	(806)	(2,338)
Net unrealized investment gains (losses) excluding credit losses	8,817	(1,549)	(1,066)	(1,303)	4,899
Net unrealized investment gains (losses) with credit losses	(6)	1	1	1	(3)
Balance, December 31, 2020	$8,811	$(1,548)	$(1,065)	$(1,302)	$4,896
_____________
(1) Reflects a Deferred Tax Asset valuation allowance of $1.6 billion recorded during the fourth quarter of 2022. See Note 16 of the Notes to these Consolidated Financial Statements for additional details.
(2) Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments.
The following tables disclose the fair values and gross unrealized losses of the 5,209 issues as of December 31, 2022 and the 2,060 issues as of December 31, 2021 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated.
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
December 31, 2022
Fixed Maturities:
Corporate	$24,580	$2,668	$16,534	$4,536	$41,114	$7,204
U.S. Treasury, government and agency	5,564	1,200	204	18	5,768	1,218
States and political subdivisions	130	25	173	64	303	89
Foreign governments	349	42	417	109	766	151
Residential mortgage-backed	671	49	83	38	754	87
Asset-backed	6,298	230	1,765	143	8,063	373
Commercial mortgage-backed	1,577	201	1,640	387	3,217	588
Total at December 31, 2022	$39,169	$4,415	$20,816	$5,295	$59,985	$9,710

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
December 31, 2021:
Fixed Maturities:
Corporate	$10,571	$163	$1,633	$75	$12,204	$238
U.S. Treasury, government and agency	993	11	105	4	1,098	15
States and political subdivisions	120	2	11	—	131	2
Foreign governments	349	6	92	8	441	14
Residential mortgage-backed	—	—	—	—	—	—
Asset-backed	3,865	20	38	—	3,903	20
Commercial mortgage-backed	1,527	21	96	4	1,623	25
Total at December 31, 2021	$17,425	$223	$1,975	$91	$19,400	$314

The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.8% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of December 31, 2022 and 2021 were $327 million and $322 million, respectively, representing 9.6% and 2.5% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of December 31, 2022 and 2021, respectively, approximately $2.9 billion and $2.9 billion, or 4.0% and 3.9%, of the $73.0 billion and $73.4 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $208 million and $18 million as of December 31, 2022 and 2021, respectively.
As of December 31, 2022 and 2021, respectively, the $5.3 billion and $91 million of gross unrealized losses of twelve months or more were primarily concentrated in corporate securities. In accordance with the policy described in Note 2 of the Notes to these Consolidated Financial Statements, the Company concluded that an adjustment to the allowance for credit losses for these securities was not warranted at either December 31, 2022 or December 31, 2021. As of December 31, 2022 and 2021, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of December 31, 2022, the Company determined that the unrealized loss was primarily due to increases in interest rates and credit spreads.
Mortgage Loans on Real Estate
Accrued interest receivable on commercial and agricultural mortgage loans as of December 31, 2022 and 2021 was $71 million and $57 million, respectively. There was no accrued interest written off for commercial and agricultural mortgage loans for the years ended December 31, 2022 and 2021.
As of December 31, 2022, the Company had no loans for which foreclosure was probable included within the individually assessed mortgage loans, and accordingly had no associated allowance for credit losses.
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial mortgage loans and agricultural mortgage loans during the years ended December 31, 2022 and 2021 were as follows:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Allowance for credit losses on mortgage loans:
Commercial mortgages:
Balance, beginning of period	$57	$77	$33
Current-period provision for expected credit losses	66	(20)	44
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—
Net change in allowance	66	(20)	44
Balance, end of period	$123	$57	$77

Agricultural mortgages:
Balance, beginning of period	$5	$4	$3
Current-period provision for expected credit losses	1	1	1
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—
Net change in allowance	1	1	1
Balance, end of period	$6	$5	$4

Total allowance for credit losses	$129	$62	$81

The change in the allowance for credit losses is attributable to:
•increases/decreases in the loan balance due to new originations, maturing mortgages, and loan amortization; and
•changes in credit quality and economic assumptions.
Credit Quality Information
The following tables summarize the Company’s mortgage loans segregated by risk rating exposure as of December 31, 2022 and 2021.

Loan to Value (“LTV”) Ratios (1)

	December 31, 2022
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Mortgage loans:
Commercial:
0% - 50%	$624	$130	$—	$—	$119	$1,259	$—	$—	$2,132
50% - 70%	2,285	1,569	906	313	623	2,254	328	—	8,278
70% - 90%	363	415	463	329	424	1,314	—	34	3,342
90% plus	—	—	—	—	35	233	—	—	268
Total commercial	$3,272	$2,114	$1,369	$642	$1,201	$5,060	$328	$34	$14,020

Agricultural:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	December 31, 2022
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
0% - 50%	$163	$182	$228	$129	$132	$725	$—	$—	$1,559
50% - 70%	190	185	222	68	83	267	—	—	1,015
70% - 90%	—	—	—	—	—	16	—	—	16
90% plus	—	—	—	—	—	—	—	—	—
Total agricultural	$353	$367	$450	$197	$215	$1,008	$—	$—	$2,590

Total mortgage loans:
0% - 50%	$787	$312	$228	$129	$251	$1,984	$—	$—	$3,691
50% - 70%	2,475	1,754	1,128	381	706	2,521	328	—	9,293
70% - 90%	363	415	463	329	424	1,330	—	34	3,358
90% plus	—	—	—	—	35	233	—	—	268
Total mortgage loans	$3,625	$2,481	$1,819	$839	$1,416	$6,068	$328	$34	$16,610

Debt Service Coverage Ratios (“DSC”) (2)

	December 31, 2022
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Mortgage loans:
Commercial:
Greater than 2.0x	$771	$1,159	$1,113	$102	$571	$1,923	$—	$—	$5,639
1.8x to 2.0x	158	215	164	197	186	482	279	—	1,681
1.5x to 1.8x	337	390	32	153	176	1,175	4	—	2,267
1.2x to 1.5x	1,041	259	—	92	73	917	—	—	2,382
1.0x to 1.2x	507	43	60	98	160	492	45	34	1,439
Less than 1.0x	458	48	—	—	35	71	—	—	612
Total commercial	$3,272	$2,114	$1,369	$642	$1,201	$5,060	$328	$34	$14,020

Agricultural:
Greater than 2.0x	$51	$40	$62	$21	$12	$193	$—	$—	$379
1.8x to 2.0x	16	58	35	24	14	51	—	—	198
1.5x to 1.8x	69	42	111	18	19	196	—	—	455
1.2x to 1.5x	107	147	177	98	99	298	—	—	926
1.0x to 1.2x	91	80	61	30	60	257	—	—	579
Less than 1.0x	19	—	4	6	11	13	—	—	53
Total agricultural	$353	$367	$450	$197	$215	$1,008	$—	$—	$2,590

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	December 31, 2022
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)

Total mortgage loans:
Greater than 2.0x	$822	$1,199	$1,175	$123	$583	$2,116	$—	$—	$6,018
1.8x to 2.0x	174	273	199	221	200	533	279	—	1,879
1.5x to 1.8x	406	432	143	171	195	1,371	4	—	2,722
1.2x to 1.5x	1,148	406	177	190	172	1,215	—	—	3,308
1.0x to 1.2x	598	123	121	128	220	749	45	34	2,018
Less than 1.0x	477	48	4	6	46	84	—	—	665
Total mortgage loans	$3,625	$2,481	$1,819	$839	$1,416	$6,068	$328	$34	$16,610
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
Past-Due and Nonaccrual Mortgage Loan Status
The following table provides information relating to the aging analysis of past-due mortgage loans as of December 31, 2022 and 2021, respectively.
Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
December 31, 2022:
Mortgage loans:
Commercial	$56	$—	$—	$56	$13,964	$14,020	$—	$14,020	$—	$—
Agricultural	3	5	13	21	2,553	2,574	16	2,590	—	—
Total	$59	$5	$13	$77	$16,517	$16,594	$16	$16,610	$—	$—

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
December 31, 2021:
Mortgage loans:
Commercial	$—	$—	$—	$—	$11,451	$11,451	$—	$11,451	$—	$—
Agricultural	1	1	25	27	2,601	2,628	16	2,644	—	—
Total	$1	$1	$25	$27	$14,052	$14,079	$16	$14,095	$—	$—
_______________
(1)Amounts presented at amortized cost basis.
As of December 31, 2022 and 2021, the carrying values of problem mortgage loans that had been classified as non-accrual loans were $14 million and $14 million, respectively. The carrying values of those mortgage loans are presented net of an allowance of $2 million and $2 million, respectively, as of December 31, 2022 and 2021.
Troubled Debt Restructuring
During the years ended December 31, 2022, 2021 and 2020, the Company identified an immaterial amount of TDRs.
Equity Securities
The table below presents a breakdown of unrealized and realized gains and (losses) on equity securities during the years ended December 31, 2022 and 2021.
Unrealized and Realized Gains (Losses) from Equity Securities

	Year Ended December 31,
	2022	2021
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(114)	$(19)
Net investment gains (losses) recognized on securities sold during the period	(36)	45
Unrealized and realized gains (losses) on equity securities	$(150)	$26
Trading Securities
As of December 31, 2022 and 2021, respectively, the fair value of the Company’s trading securities was $677 million and $631 million. As of December 31, 2022 and 2021, respectively, trading securities included the General Account’s investment in Separate Accounts had carrying values of $39 million and $45 million.
The table below shows a breakdown of net investment income (loss) from trading securities during the years ended December 31, 2022, 2021 and 2020.

Net Investment Income (Loss) from Trading Securities

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(198)	$(274)	$128
Net investment gains (losses) recognized on securities sold during the period	—	248	42
Unrealized and realized gains (losses) on trading securities	(198)	(26)	170
Interest and dividend income from trading securities	29	99	217
Net investment income (loss) from trading securities	$(169)	$73	$387
Fixed maturities, at fair value using the fair value option
The table below shows a breakdown of net investment income (loss) from fixed maturities, at fair value using the fair value option during the years ended December 31, 2022 and 2021.

Net Investment Income (Loss) from Fixed Maturities, at Fair Value using the Fair Value Option

	Year Ended December 31,
	2022	2021
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(14)	$12
Net investment gains (losses) recognized on securities sold during the period	2	4
Unrealized and realized gains (losses) from fixed maturities	(12)	16
Interest and dividend income from fixed maturities	7	19
Net investment income (loss) from fixed maturities	$(5)	$35

Net Investment Income (Loss)
The following table breaks out net investment income (loss) by asset category:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Fixed maturities	$2,625	$2,440	$2,341
Mortgage loans on real estate	587	546	516
Other equity investments	134	609	67
Policy loans	215	203	204
Trading securities	(169)	73	387
Other investment income	33	17	33
Fixed maturities, at fair value using the fair value option	(5)	35	1
Gross investment income (loss)	3,420	3,923	3,549
Investment expenses	(105)	(77)	(72)
Net investment income (loss)	$3,315	$3,846	$3,477
Investment Gains (Losses), Net
Investment gains (losses), net, including changes in the valuation allowances and credit losses are as follows:

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Fixed maturities	$(868)	$847	$828
Mortgage loans on real estate	(66)	19	(45)
Other equity investments (1)	—	—	30
Other	(11)	2	(69)
Investment gains (losses), net	$(945)	$868	$744
_____________
(1) Investment gains (losses), net of Other equity investments includes Real Estate Held for production during the years ended December 31, 2021 and December 31, 2020.

For the years ended December 31, 2022, 2021 and 2020, respectively, investment results passed through to certain participating group annuity contracts as interest credited to policyholders’ account balances totaled $1 million, $2 million and $2 million.

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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
These cross currency swaps are for the period the foreign currency denominated private placement debt securities and funding agreement are outstanding, with the longest cross currency swap expiring in 2033. Since these cross currency swaps are designated and qualify as cash flow hedges, the corresponding interest accruals are recognized in Net investment income and in Interest credited to policyholders’ account balances.
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
The following table presents the gross notional amount and estimated fair value of the Company’s derivatives:

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Derivative Instruments by Category

	December 31, 2022			December 31, 2021
		Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives: designated for hedge accounting (1)
Cash flow hedges:
Currency swaps	$1,431	$99	$85	$921	$7	$42
Interest swaps	955	—	294	955	—	395
Total: designated for hedge accounting	2,386	99	379	1,876	7	437
Derivatives: not designated for hedge accounting (1)
Equity contracts:
Futures	5,151	2	—	2,640	—	1
Swaps	11,188	39	9	13,378	6	4
Options	40,122	7,583	3,412	48,489	12,024	5,065
Interest rate contracts:
Futures	12,693	—	—	12,575	—	—
Swaps	1,515	—	166	1,889	—	46
Credit contracts:
Credit default swaps	327	18	9	774	9	10
Currency contracts
Currency swaps	397	4	13	541	1	—
Currency forwards	62	31	32	79	8	7
Other freestanding contracts:
Margin	—	226	—	—	125	—
Collateral	—	142	4,472	—	178	6,160
Total: not designated for hedge accounting	71,455	8,045	8,113	80,365	12,351	11,293

Embedded derivatives:
Amounts due from reinsurers (5)	—	4,114	—	—	5,813	—
GMIB reinsurance contracts (2)	—	1,229	—	—	1,848	—
GMxB derivative features liability (3)	—	—	5,764	—	—	8,525
SCS, SIO, MSO and IUL indexed features (4)	—	—	4,164	—	—	6,773
Total embedded derivatives	—	5,343	9,928	—	7,661	15,298

Total derivative instruments	$73,841	$13,487	$18,420	$82,241	$20,019	$27,028
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

Derivative Instruments by Category

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Year Ended December 31, 2022				Year Ended December 31, 2021			Year Ended December 31, 2020
	Net Derivatives Gain(Losses) (1)	NII (2)	Interest Credited To Policyholder Account Balances	AOCI	Net Derivatives Gain(Losses) (1)	Interest Credited To Policyholder Account Balances	AOCI	Net Derivatives Gain(Losses) (1)	Interest Credited To Policyholder Account Balances	AOCI
	(in millions)
Derivatives: Designated for Hedge accounting
Cash Flow Hedges:
Currency Swaps	$19	$7	$(4)	$24	$(2)	$(45)	$5	$—	$—	$—
Interest Swaps	(86)	—	—	206	(69)	—	(87)	(9)	—	(87)
Total: Designated for Hedge accounting	(67)	7	(4)	230	(71)	(45)	(82)	(9)	—	(87)
Derivatives: Not Designated for Hedge accounting
Equity contracts
Futures	285	—	—	—	(567)	—	—	(1,011)	—	—
Swaps	2,644	—	—	—	(3,614)	—	—	(3,368)	—	—
Options	(2,750)	—	—	—	3,886	—	—	1,663	—	—
Interest Rate contracts
Futures	(1,688)	—	—	—	(728)	—	—	1,740	—	—
Swaps	(492)	—	—	—	(2,317)	—	—	2,832	—	—
Swaptions	—	—	—	—	—	—	—	9	—	—
Credit contracts
Credit Default Swaps	7	—	—	—	(2)	—	—	—	—	—
Currency contracts
Currency Swaps	10	—	—	—	3	—	—	(4)	—	—
Currency forwards	3	—	—	—	2	—	—	—	—	—
Total: Not Designated for Hedge accounting	(1,981)	—	—	—	(3,337)	—	—	1,861	—	—

Embedded Derivatives
Amounts due from reinsurers	(1,706)	—	—	—	517	—	—	—	—	—
GMIB reinsurance contracts	(581)	—	—	—	(625)	—	—	417	—	—
GMxB derivative features liability (3)	3,076	—	—	—	2,841	—	—	(2,253)	—	—

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Year Ended December 31, 2022				Year Ended December 31, 2021			Year Ended December 31, 2020
	Net Derivatives Gain(Losses) (1)	NII (2)	Interest Credited To Policyholder Account Balances	AOCI	Net Derivatives Gain(Losses) (1)	Interest Credited To Policyholder Account Balances	AOCI	Net Derivatives Gain(Losses) (1)	Interest Credited To Policyholder Account Balances	AOCI
	(in millions)
SCS, SIO,MSO and IUL indexed features	2,955	—	—	—	(3,835)	—	—	(1,738)	—	—
Total Embedded Derivatives	3,744	—	—	—	(1,102)	—	—	(3,574)	—	—

Total derivatives instruments	$1,696	$7	$(4)	$230	$(4,510)	$(45)	$(82)	$(1,722)	$—	$(87)
_____________

(1)Reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2)Net Investment Income (“NII”).
(3)Excludes settlement fees of $45 million on CS Life reinsurance contract for the year ended December 31, 2021.
The following table presents a roll-forward of cash flow hedges recognized in AOCI.
Roll-forward of Cash flow hedges in AOCI

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Balance, beginning of period	$(208)	$(126)	$(38)
Amount recorded in AOCI
Currency swaps	29	(35)	—
Interest swaps	102	(183)	(108)
Total amount recorded in AOCI	131	(218)	(108)
Amount reclassified from AOCI to income
Currency swaps (1)	(5)	40	—
Interest swaps (1)	104	96	20
Total amount reclassified from AOCI to income	99	136	20
Balance, end of period (2)	$22	$(208)	$(126)
_______________
(1)    Currency swaps reclassified from AOCI to income are reported in net investment income in the consolidated statements of income (loss). Interest swaps reclassified from AOCI to income are reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2) The Company does not estimate the amount of the deferred losses in AOCI at years ended December 31, 2022, 2021 and 2020 which will be released and reclassified into Net income (loss) over the next 12 months as the amounts cannot be reasonably estimated.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts as of December 31, 2022 and 2021 are exchange-traded and net settled daily in cash. As of December 31, 2022 and 2021, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $247 million and $109 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $113 million and $200 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and EAFE indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $16 million and $16 million.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of December 31, 2022 and 2021, respectively, the Company held $4.5 billion and $6.2 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $142 million and $178 million as of December 31, 2022 and 2021, respectively, in the normal operation of its collateral arrangements. The Company is exposed to losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.
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
As of December 31, 2022 and 2021, there were no net liability derivative positions with counterparties with credit risk-related contingent features whose credit rating has fallen. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.
The following tables presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments as of December 31, 2022 and 2021:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of December 31, 2022

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (3)	Net Amount
	(in millions)
Assets:
Derivative assets (1)	$8,143	$7,047	$1,096	$(848)	$248
Other financial assets	2,789	—	2,789	—	2,789
Other invested assets	$10,932	$7,047	$3,885	$(848)	$3,037

Liabilities:
Derivative liabilities (2)	$7,645	$7,047	$598	$—	$598
Other financial liabilities	5,275	—	5,275	—	5,275
Other liabilities	$12,920	$7,047	$5,873	$—	$5,873
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
The carrying value of goodwill from the Company’s Investment Management reporting unit totaled $5.1 billion and $4.6 billion at December 31, 2022 and 2021, resulting from its investment in AB as well as direct strategic acquisitions of AB, including its purchases of Sanford C. Bernstein, Inc and CarVal. The increase of $496 million as of December 31, 2022 was a result of the CarVal acquisition, which generated $666 million of goodwill, offset by the reallocation of $170 million of goodwill to held-for-sale assets. See Note 1 of the Notes to these Consolidated Financial Statements for information on the CarVal acquisition.
On November 22, 2022, AB and Société Générale, a leading European bank, announced plans to form a joint venture combining their respective cash equities and research businesses, as such AB’s Bernstein Research Services business was classified as held-for-sale and $170 million of goodwill recorded was allocated to the held-for-sale disposal group. See Note 23 of the Notes to these Consolidated Financial Statements for additional information.
As of December 31, 2022 and 2021, the Company’s annual testing resulted in no impairment of this goodwill, as the fair value of the reporting unit exceeded its carrying amount at each respective date.
Other Intangible Assets
The Company’s intangible assets primarily relate to the CarVal acquisition and reflect amounts assigned to acquired investment management contracts based on their estimated fair values at the time of acquisition, less accumulated amortization.
The gross carrying amount of AB-related intangible assets was $1.2 billion as of December 31, 2022 and $932 million as of December 31, 2021, and the accumulated amortization of these intangible assets was $853 million and $809 million as of December 31, 2022 and 2021, respectively. The net increase of $257 million as of December 31, 2022 was primarily a result of the CarVal acquisition. Amortization expense for AB-related intangible assets totaled $43 million, $21 million, and $37 million for 2022, 2021 and 2020, respectively. Estimated annual amortization expense for each of the next five years is approximately $60 million, $60 million, $60 million, $59 million and $38 million, respectively.
6)    CLOSED BLOCK

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Summarized financial information for the Company’s Closed Block is as follows:

	December 31,
	2022	2021
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$5,688	$5,928
Policyholder dividend obligation	—	—
Other liabilities	68	39
Total Closed Block liabilities	5,756	5,967

Assets Designated to the Closed Block:
Fixed maturities AFS, at fair value (amortized cost of $3,171 and $3,185) (allowance for credit losses of $0 and $0)	2,948	3,390
Mortgage loans on real estate (net of allowance for credit losses of $4 and $4)	1,645	1,771
Policy loans	569	602
Cash and other invested assets	—	63
Other assets	155	90
Total assets designated to the Closed Block	5,317	5,916

Excess of Closed Block liabilities over assets designated to the Closed Block	439	51
Amounts included in AOCI:
Net unrealized investment gains (losses), net of policyholders’ dividend obligation: $0 and $0; and net of income tax: $47 and ($43)	(166)	172
Maximum future earnings to be recognized from Closed Block assets and liabilities	$273	$223

The Company’s Closed Block revenues and expenses were as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Revenues:
Premiums and other income	$125	$144	$157
Net investment income (loss)	221	237	251
Investment gains (losses), net	(3)	4	—
Total revenues	343	385	408

Benefits and Other Deductions:
Policyholders’ benefits and dividends	328	372	399
Other operating costs and expenses	2	3	1
Total benefits and other deductions	330	375	400
Net income (loss), before income taxes	13	10	8
Income tax (expense) benefit	(1)	(2)	(2)
Net income (loss)	$12	$8	$6

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
A reconciliation of the Company’s policyholder dividend obligation follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Beginning balance	$—	$160	$2
Unrealized investment gains (losses)	—	(160)	158
Ending balance	$—	$—	$160

7)    DAC AND POLICYHOLDER BONUS INTEREST CREDITS
Changes in the DAC asset for the years ended December 31, 2022, 2021 and 2020 were as follows:

	December 31,
	2022	2021	2020
	(in millions)
Balance, beginning of year	$5,491	$4,243	$5,840
Capitalization of commissions, sales and issue expenses	842	875	669
Amortization:
Impact of assumptions updates and model changes	43	58	(1,109)
All other	(585)	451	(504)
Total amortization	(542)	(393)	(1,613)
Change in unrealized investment gains and losses	2,367	766	(654)
Reclassified to assets HFS	—	—	1
Balance, end of year	$8,158	$5,491	$4,243
The deferred asset for policyholder bonus interest credits is reported in other assets in the consolidated balance sheets and changes in the deferred asset for policyholder bonus interest credits are reported in Interest credited to policyholders’ account balances. For the years ended December 31, 2022, 2021 and 2020 changes were as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Balance, beginning of year	$373	$404	$430
Amortization charged to income	(39)	(31)	(26)
Balance, end of year	$334	$373	$404
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. For the periods ended December 31, 2022, the Company recognized impairment adjustments and impairment losses, respectively, to adjust the carrying value of held-for-sale asset and liabilities to their fair value less cost to sell. The value is measured on a nonrecurring basis and categorized within Level 3 of the fair value hierarchy. The fair value was determined using a market approach, estimated based on the negotiated value of the asset and liabilities. See Note 23 of the Notes to these Consolidated Financial Statements for additional details of the Held-for-Sale assets and liabilities. As of December 31, 2021, no assets or liabilities were required to be measured at fair value on a non-recurring basis.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Fair Value Measurements as of December 31, 2022

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments
Fixed maturities, AFS:
Corporate (1)	$—	$41,450	$2,121	$43,571
U.S. Treasury, government and agency	—	5,837	—	5,837
States and political subdivisions	—	499	28	527
Foreign governments	—	836	—	836
Residential mortgage-backed (2)	—	788	34	822
Asset-backed (3)	—	8,490	—	8,490
Commercial mortgage-backed	—	3,203	32	3,235
Redeemable preferred stock	—	43	—	43
Total fixed maturities, AFS	—	61,146	2,215	63,361
Fixed maturities, at fair value using the fair value option	—	1,284	224	1,508
Other equity investments (7)	214	497	12	723
Trading securities	290	332	55	677
Other invested assets:
Short-term investments	—	943	—	943
Assets of consolidated VIEs/VOEs	131	393	5	529
Swaps	—	(425)	—	(425)
Credit default swaps	—	9	—	9
Futures	2	—	—	2
Options	—	4,171	—	4,171
Total other invested assets	133	5,091	5	5,229
Cash equivalents	2,386	501	—	2,887
Segregated securities	—	1,522	—	1,522
Amounts due from reinsurer (6)	—	—	4,114	4,114
GMIB reinsurance contracts asset	—	—	1,229	1,229
Separate Accounts assets (4)	111,744	2,436	1	114,181
Total Assets	$114,767	$72,809	$7,855	$195,431

Liabilities
Notes issued by consolidated VIE’s, at fair value using the fair value option (5)	$—	$1,374	$—	$1,374
GMxB derivative features’ liability	—	—	5,764	5,764
SCS, SIO, MSO and IUL indexed features’ liability	—	4,164	—	4,164
Liabilities of consolidated VIEs and VOEs	15	7	—	22
Contingent payment arrangements	—	—	247	247
Total Liabilities	$15	$5,545	$6,011	$11,571
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(4)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate. As of December 31, 2022, the fair value of such investments was $456 million.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(5)Includes CLO short-term debt of $239 million, which is inclusive as fair valued within Notes issued by consolidated VIE’s, at fair value using the fair value option. Accrued interest payable of $15 million is reported in Notes issued by consolidated VIE’s, at fair value using the fair value option in the consolidated balance sheets, which is not required to be measured at fair value on a recurring basis.
(6)This represents GMIB NLG ceded reserves related to the Venerable Transaction. See Note 1 of the Notes to these Consolidated Financial Statements for details of the Venerable Transaction.
(7)Includes short position equity securities of $12 million that are reported in other liabilities.
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
______________

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
After giving consideration to collateral arrangements, the impact to the fair value of its GMIB reinsurance contract asset was a decrease of $74 million and $107 million as of December 31, 2022 and 2021, respectively, to recognize incremental counterparty non-performance risk.
After giving consideration to collateral arrangements, the impact to the fair value of its Amounts due from Reinsurers was a decrease of $151 million and $210 million at December 31, 2022 and 2021 to recognize incremental counterparty non-performance risk.
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
Transfers of Financial Instruments Between Levels 2 and 3
During the year ended December 31, 2022, fixed maturities with fair values of $200 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $213 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 12.2% of total equity as of December 31, 2022.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
The tables below present reconciliations for all Level 3 assets and liabilities and changes in unrealized gains (losses) for the years ended December 31, 2022, 2021 and 2020, respectively.

	Corporate	State and Political Subdivisions	Asset-backed	CMBS	RMBS	Trading Securities, at Fair Value	Fixed maturities, at FVO
	(in millions)
Balance, January 1, 2022	$1,504	$35	$8	$20	$—	$65	$201
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	5	—	—	—	—	—	(11)
Investment gains (losses), net	(5)	—	—	—	—	(10)	—
Subtotal	—	—	—	—	—	(10)	(11)
Other comprehensive income (loss)	(159)	(5)	—	(2)	—	—	—
Purchases	1,107	—	—	14	34	—	98
Sales	(378)	(2)	(2)	—	—	—	(36)
Activity related to consolidated VIEs/VOEs	—	—	—	—	—	—	—
Transfers into Level 3 (1)	168	—	—	—	—	—	45
Transfers out of Level 3 (1)	(121)	—	(6)	—	—	—	(73)
Balance, December 31, 2022	$2,121	$28	$—	$32	$34	$55	$224
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—	$(10)	$(2)
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$(156)	$(5)	$—	$(2)	$—	$—	$—

Balance, January 1, 2021	$1,702	$39	$20	$—	$—	$39	$80
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	5	—	—	—	—	—	5
Investment gains (losses), net	(16)	—	—	—	—	26	—
Subtotal	(11)	—	—	—	—	26	5
Other comprehensive income (loss)	34	(2)	—	—	—	—	—
Purchases	938	—	6	20	—	—	211
Sales	(473)	(2)	(18)	—	—	—	(23)
Activity related to consolidated VIEs/VOEs	—	—	—	—	—	—	—
Transfers into Level 3 (1)	27	—	—	—	—	—	—
Transfers out of Level 3 (1)	(713)	—	—	—	—	—	(72)
Balance, December 31, 2021	$1,504	$35	$8	$20	$—	$65	$201
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—	$26	$5
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$28	$(2)	$—	$—	$—	$—	$—

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Corporate	State and Political Subdivisions	Asset-backed	CMBS	RMBS	Trading Securities, at Fair Value	Fixed maturities, at FVO
	(in millions)
Balance, January 1, 2020	$1,257	$39	$100	$—	$—	$36	$—
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	4	—	—	—	—	—	—
Investment gains (losses), net	(16)	—	—	—	—	3	—
Subtotal	(12)	—	—	—	—	3	—
Other comprehensive income (loss)	(17)	2	—	—	—	—	—
Purchases	514	—	20	—	—	—	81
Sales	(226)	(2)	—	—	—	—	(1)
Activity related to consolidated VIEs/VOEs	—	—	—	—	—	—	—
Transfers into Level 3 (1)	189	—	—	—	—	—	—
Transfers out of Level 3 (1)	(3)	—	(100)	—	—	—	—
Balance, December 31, 2020	$1,702	$39	$20	$—	$—	$39	$80
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—	$3	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$(18)	$2	$—	$—	$—	$—	$—
________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of December 31, 2022 or December 31, 2021, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

	Other Equity Investments (7)	GMIB Reinsurance Contract Asset	Amounts Due from Reinsurers	Separate Accounts Assets	GMxB Derivative Features Liability	Contingent Payment Arrangement
	(in millions)
Balance, January 1, 2022	$16	$1,848	$5,815	$1	$(8,525)	$(38)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	(1)	—	—	—	—	—
Net derivative gains (losses) (1)	—	(581)	(1,706)	—	3,076	—
Total realized and unrealized gains (losses)	(1)	(581)	(1,706)	—	3,076	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases (2)	8	40	122	—	(462)	(231)
Sales (3)	—	(78)	(117)	—	147	—
Settlements	—	—	—	—	—	—
Other (8)	—	—	—	—	—	22
Activity related to consolidated VIEs/VOEs	(3)	—	—	—	—	—
Transfers into Level 3 (4)	—	—	—	—	—	—
Transfers out of Level 3 (4)	(3)	—	—	—	—	—
Balance, December 31, 2022	$17	$1,229	$4,114	$1	$(5,764)	$(247)

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Other Equity Investments (7)	GMIB Reinsurance Contract Asset	Amounts Due from Reinsurers	Separate Accounts Assets	GMxB Derivative Features Liability	Contingent Payment Arrangement
	(in millions)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (6)	$(1)	$(581)	$(1,706)	$—	$3,076	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (6)	$—	$—	$—	$—	$—	$—

Balance, January 1, 2021	$84	$2,488	$—	$1	$(11,131)	$(28)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	21	—	—	—	—	—
Net derivative gains (losses) (1) (5)	—	(625)	517	—	2,841	—
Total realized and unrealized gains (losses)	21	(625)	517	—	2,841	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases (2)	8	43	74	1	(463)	(7)
Sales (3)	(92)	(58)	(35)	—	88	—
Other	—	—	5,259	—	—	—
Activity related to consolidated VIEs/VOEs	(4)	—	—	—	—	(3)
Transfers into Level 3 (4)	—	—	—	—	—	—
Transfers out of Level 3 (4)	(1)	—	—	(1)	140	—
Balance, December 31, 2021	$16	$1,848	$5,815	$1	$(8,525)	$(38)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (6)	$2	$(625)	$517	$—	$2,841	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (6)	$—	$—	$—	$—	$—	$—

Balance, January 1, 2020	$113	$2,139	$—	$—	$(8,502)	$(23)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	(8)	—	—	—	—	—
Net derivative gains (losses) (1) (5)	—	417	—	—	(2,253)	—
Total realized and unrealized gains (losses)	(8)	417	—	—	(2,253)	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases (2)	9	43	—	1	(451)	(4)
Sales (3)	(26)	(79)	—	—	75	—
Settlements (4)	—	—	—	—	—	1
Change in estimate	—	(32)	—	—	—	1
Activity related to consolidated VIEs/VOEs	(4)	—	—	—	—	(3)
Transfers into Level 3 (4)	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	—
Balance, December 31, 2020	$84	$2,488	$—	$1	$(11,131)	$(28)

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Other Equity Investments (7)	GMIB Reinsurance Contract Asset	Amounts Due from Reinsurers	Separate Accounts Assets	GMxB Derivative Features Liability	Contingent Payment Arrangement
	(in millions)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (6)	$(8)	$417	$74	$1	$(2,253)	$(7)
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (6)	$—	$—	$—	$—	$—	$—
_____________
(1)For the years ended December 31, 2022, 2021 and 2020, the Company’s non-performance risk impact of $522 million, $213 million and ($764) million for the GMxB Derivative Features Liability, ($35) million, ($23) million and $7 million for the GMIB Reinsurance Contract Asset, and ($60) million, ($19) million and $0 million for the Amounts Due from Reinsurers, respectively, is recorded through Net derivative gains (losses).
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
(5)For the year ended December 31, 2021, GMxB Derivative Features Liability excludes settlement fees on CS Life reinsurance contract of $45 million.
(6)For instruments held as of December 31, 2022 or December 31, 2021, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(7)Other Equity Investments include other invested assets.
(8)Contingent Payment Arrangements Other includes $7 million of accretion and ($29) million of held-for-sale reclassifications.
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of December 31, 2022 and 2021, respectively.
Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2022

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$417	Matrix pricing model	Spread over Benchmark	20 bps - 797 bps	205 bps
	1,029	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples Loan to value	5.3x - 35.8x 9.0% - 45.7% 0.0x - 10.3x 0.0% - 40.4%	13.6x 11.9% 6.1x 12.0%
Trading Securities, at Fair Value	55	Discounted Cash Flow	Earnings multiple Discount factor Discount years	8.3x 10.0% 7
Other equity investments	4	Market comparable companies	Revenue multiple	0.5x - 10.8x	2.4x

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
GMIB reinsurance contract asset	1,229	Discounted cash flow	Lapse rates Withdrawal Rates GMIB Utilization Rates Non-performance risk Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.26%-26.23% 0.06%-10.93% 0.04%-62.30% 69 bps - 133 bps 14%-32% 0.01%-0.17% 0.06%-0.52% 0.32%-40.00%	3.05% 0.99% 5.40% 70 bps 24% 3.09% (same for all ages) (same for all ages)
Amount Due from Reinsurers	4,114	Discounted Cash Flow	Lapse rates Withdrawal Rates GMIB Utilization Rates Non-performance risk (bps) Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.26%-26.23% 0.06%-10.93% 0.04%-62.30% 51 bps 14%-32% 0.01%-0.17% 0.06%-0.52% 0.32%-40.00%	2.01% 1.32% 7.95% 51 bps 24% 2.33% (same for all ages) (same for all ages)

Liabilities:
AB Contingent Consideration Payable	$247	Discounted cash flow	Expected revenue growth rates Discount rate	2.0% - 83.9% 1.9% - 10.4%	11.5% 4.5%
GMIB NLG	5,761	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality rates (1): Ages 0 - 40 Ages 41-60 Ages 61-115	147 bps 0.26%-35.42% 0.06%-10.93% 0.04%-100.00% 0.01%-0.18% 0.07%-0.54% 0.42%-41.42%	147 bps 4.26% 1.25% 5.95% 1.73% (same for all ages) (same for all ages)
GWBL/GMWB	70	Discounted cash flow	Lapse rates Withdrawal Rates Utilization Rates Volatility rates - Equity Non-performance risk(bps)	0.35%-26.23% 0.00%-8.00% 100% once starting 14%-32% 147 bps	3.05% 0.99% 24%
GIB	(65)	Discounted cash flow	Lapse rates Withdrawal Rates Utilization Rates Volatility rates - Equity Non-performance risk(bps)	0.35%-26.23% 0.20%-1.24% 0.04%-100.00% 14% - 32% 147 bps	3.05% 0.99% 5.40% 24%
GMAB	(2)	Discounted cash flow	Lapse rates Volatility rates - Equity Non-performance risk(bps)	0.35%-26.23% 14%-32% 147 bps	3.05% 24%
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
Excluded from the tables above as of December 31, 2022 and 2021, respectively, are approximately $1.0 billion and $635 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above as of December 31, 2022 and 2021, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit risk transfer securities, and equipment financings. Included in the tables above as of December 31, 2022 and 2021, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
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
The significant unobservable inputs used in the fair value measurement of the Company’s GMIB reinsurance contract asset are lapse rates, withdrawal rates, non-performance risk and GMIB utilization rates. Significant increases in GMIB utilization rates or decreases in lapse or withdrawal rates in isolation would tend to increase the GMIB reinsurance contract asset.
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
Carrying Value of Financial Instruments Not Otherwise Disclosed in Note 3 and Note 4 of the Notes to these Consolidated Financial Statements
The carrying values and fair values as of December 31, 2022 and 2021 for financial instruments not otherwise disclosed in Note 3 and Note 4 of the Notes to these Consolidated Financial Statements are presented in the table below.
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2022:
Mortgage loans on real estate	$16,481	$—	$—	$14,690	$14,690
Policy loans	$4,033	$—	$—	$4,349	$4,349
Policyholders’ liabilities: Investment contracts	$1,916	$—	$—	$1,750	$1,750
FHLB funding agreements	$8,505	$—	$8,390	$—	$8,390
FABN funding agreements	$7,095	$—	$6,384	$—	$6,384
Short-term debt (1)	$520	$—	$518	$—	$518
Long-term debt	$3,322	$—	$3,130	$—	$3,130
Separate Accounts liabilities	$10,236	$—	$—	$10,236	$10,236

December 31, 2021 (1):
Mortgage loans on real estate	$14,033	$—	$—	$14,308	$14,308
Policy loans	$4,024	$—	$—	$5,050	$5,050
Policyholders’ liabilities: Investment contracts	$2,035	$—	$—	$2,103	$2,103
FHLB funding agreements	$6,647	$—	$6,679	$—	$6,679
FABN funding agreements	$6,689	$—	$6,626	$—	$6,626
Long-term debt	$3,839	$—	$4,544	$—	$4,544
Separate Accounts liabilities	$11,620	$—	$—	$11,620	$11,620
_____________
(1)As of December 31, 2022 and 2021, excludes CLO short-term debt of $239 million and $92 million, which is inclusive as fair valued within Notes issued by consolidated VIE’s, at fair value using the fair value option.
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
Short-term Debt
The Company’s short-term debt primarily includes long-term debt that has been reclassified to short-term due to an upcoming maturity date within one year. The fair values for the Company’s short-term debt are determined by Bloomberg’s evaluated pricing service, which uses direct observations or observed comparables.
Long-term Debt
The fair values for the Company’s long-term debt are determined by Bloomberg’s evaluated pricing service, which uses direct observations or observed comparables.
FHLB Funding Agreements
The fair values of Equitable Financial’s FHLB long term funding agreements’ fair values are determined based on indicative market rates published by FHLB, provided to AB and modeled for each note’s FMV. FHLB Short-term funding agreements’ fair values are reflective of notional/par value plus accrued interest.

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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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

Change in Liability for Variable Annuity Contracts with GMDB and GMIB Features and No NLG Feature
Years Ended December 31, 2022, 2021 and 2020

	GMDB			GMIB
	Direct	Assumed (1) (2)	Ceded	Direct	Assumed (1) (2)	Ceded
	(in millions)
Balance, January 1, 2020	$4,780	$76	$(104)	$4,673	$187	$(2,139)
Paid guarantee benefits	(495)	(22)	15	(293)	15	79
Other changes in reserve	812	18	1	1,646	(6)	(428)
Balance, December 31, 2020	$5,097	$72	$(88)	$6,026	$196	$(2,488)
Paid guarantee benefits	(461)	(12)	113	(377)	(49)	58
Other changes in reserve	315	14	(65)	243	(7)	603
Impact of the Venerable Transaction	—	(74)	(2,176)	—	(140)	(2,141)
Balance, December 31, 2021	$4,951	$—	$(2,216)	$5,892	$—	$(3,968)
Paid guarantee benefits	(595)	—	249	(602)	—	76
Other changes in reserve	886	—	(359)	336	—	646
Balance, December 31, 2022	$5,242	$—	$(2,326)	$5,626	$—	$(3,246)
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
Account Values and Net Amount at Risk
Account Values and NAR for direct variable annuity contracts in force with GMDB and GMIB features as of December 31, 2022 are presented in the following tables by guarantee type. For contracts with the GMDB feature, the NAR in the event of death is the amount by which the GMDB feature exceeds the related Account Values. For contracts with the GMIB feature, the NAR in the event of annuitization is the amount by which the present value of the GMIB benefits exceed the related Account Values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB features may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Direct Variable Annuity Contracts with GMDB and GMIB Features as of December 31, 2022

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rate)
Variable annuity contracts with GMDB features
Account Values invested in:
General Account	$16,891	$97	$46	$144	$17,178
Separate Accounts	47,608	7,445	2,452	25,211	82,716
Total Account Values	$64,499	$7,542	$2,498	$25,355	$99,894

NAR, gross	$739	$1,422	$1,843	$23,101	$27,105
NAR, net of amounts reinsured	$726	$1,291	$1,341	$12,469	$15,827

Average attained age of policyholders (in years)	51.6	69.8	76.1	71.8	55.3
Percentage of policyholders over age 70	12.1%	52.8%	74.7%	60.7%	21.1%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

Variable annuity contracts with GMIB features
Account Values invested in:
General Account	$—	$—	$14	$188	$202
Separate Accounts	—	—	21,001	26,529	47,530
Total Account Values	$—	$—	$21,015	$26,717	$47,732

NAR, gross	$—	$—	$489	$7,540	$8,029
NAR, net of amounts reinsured	$—	$—	$157	$3,071	$3,228

Average attained age of policyholders (in years)	N/A	N/A	65.8	71.4	69.2
Weighted average years remaining until annuitization	N/A	N/A	5.4	0.5	2.4
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

For more information about the reinsurance programs of the Company’s GMDB and GMIB exposure, see “Reinsurance” in Note 11 of the Notes to these Consolidated Financial Statements 2021 Form 10-K.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Investment in Variable Insurance Trust Mutual Funds

	December 31, 2022		December 31, 2021
Mutual Fund Type	GMDB	GMIB	GMDB	GMIB
	(in millions)
Equity	$39,779	$14,075	$52,771	$20,015
Fixed income	4,416	1,964	5,391	2,507
Balanced	37,398	31,240	48,390	40,491
Other	1,123	251	1,025	263
Total	$82,716	$47,530	$107,577	$63,276
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

	Direct Liability (1)
	Year Ended December 31,
	2022	2021	2020
	(in millions)
Beginning balance	$1,096	$1,022	$898
Paid guarantee benefits	(79)	(84)	(39)
Other changes in reserves	145	158	163
Ending balance	$1,162	$1,096	$1,022
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
Balance Sheet Classification of Operating Lease Assets and Liabilities

		December 31,
	Balance Sheet Line Item	2022	2021
		(in millions)
Assets:
Operating lease assets	Other assets	$520	$637
Liabilities:
Operating lease liabilities	Other liabilities	$618	$768

The table below summarizes the components of lease costs for the years ended December 31, 2022, 2021 and 2020.
Lease Costs

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Operating lease cost	$179	$173	$169
Variable operating lease cost	52	49	49
Sublease income	(53)	(55)	(56)
Short-term lease expense	—	—	—
Net lease cost	$178	$167	$162

Maturities of lease liabilities as of December 31, 2022 are as follows:
Maturities of Lease Liabilities

December 31, 2022
(in millions)
Operating Leases:
2023	$186
2024	144
2025	69
2026	61
2027	52
Thereafter	170
Total lease payments	682
Less: Interest	(64)
Present value of lease liabilities	$618

During April 2019, AB signed a lease, which commences in 2024, relating to approximately 190,000 square feet of space in New York City. The estimated total base rent obligation (excluding taxes, operating expenses and utilities)

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
over the 20 year lease term is approximately $448 million. During the fourth quarter of 2020, AB exercised an option to return a half floor of this space, which reduced the square footage from approximately 190,000 to 166,000 square feet and the base rent obligation from $448 million to $393 million.
Equitable Financial signed a 15-year lease which is expected to commence in 2023 once certain conditions of the lease are met, relating to approximately 89,000 square feet of space in New York City. Additionally, during December 2021, Equitable Financial amended its Syracuse office lease. The amendment included extending for an additional 5-year period, commencing January 1, 2024, approximately 143,000 square feet of space in Syracuse, NY.
The below table presents the Company’s weighted-average remaining operating lease term and weighted-average discount rate.
Weighted Averages - Remaining Operating Lease Term and Discount Rate

	December 31,
	2022	2021
Weighted-average remaining operating lease term	7 years	7 years
Weighted-average discount rate for operating leases	2.77%	2.80%

Supplemental cash flow information related to leases was as follows:
Lease Liabilities Information

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$202	$209	$210
Non-cash transactions:
Leased assets obtained in exchange for new operating lease liabilities	$46	$109	$156

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

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Direct premiums	$1,042	$970	$929
Reinsurance assumed	180	189	222
Reinsurance ceded	(228)	(199)	(154)
Premiums	$994	$960	$997

Direct charges and fee income	$3,932	$4,250	$4,149
Reinsurance ceded	(691)	(613)	(414)
Policy charges and fee income	$3,241	$3,637	$3,735

Direct policyholders’ benefits	$4,371	$3,843	$5,826
Reinsurance assumed	209	238	241
Reinsurance ceded	(1,195)	(863)	(741)
Policyholders’ benefits	$3,385	$3,218	$5,326

Direct interest credited to policyholders’ account balances	$1,433	$1,271	$1,252
Reinsurance ceded	(24)	(52)	(30)
Interest credited to policyholders’ account balances	$1,409	$1,219	$1,222
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
On October 3, 2022, as part of the Global Atlantic Transaction, Equitable Financial ceded to First Allmerica Financial Life Insurance Company on a combined coinsurance and modified coinsurance basis, a 50% quota share of approximately 360,000 legacy Group EQUI-VEST deferred variable annuity contracts issued by Equitable Financial between 1980 and 2008.
As of December 31, 2022 and 2021, the Company had reinsured with non-affiliates in the aggregate approximately 41.6% and 47.6%, respectively, of its current exposure to the GMDB obligation on annuity contracts in-force and, subject to certain maximum amounts or caps in any one period, approximately 59.8% and 59.8% of its current liability exposure, respectively, resulting from the GMIB feature. For additional information, see Note 9 of the Notes to these Consolidated Financial Statements.
In addition to the above, the Company cedes a portion of its group health, extended term insurance, and paid-up life insurance and substantially all of its individual disability income business through various coinsurance agreements.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Assumed Reinsurance
In addition to the sale of insurance products, the Company currently assumes risk from professional reinsurers. The Company also had a run-off portfolio of assumed reinsurance liabilities at CSLRC which was sold to Venerable in June 2021. The Company assumes accident, life, health, annuity (including products covering GMDB and GMIB benefits), aviation, special risk and space risks by participating in or reinsuring various reinsurance pools and arrangements.
The following table summarizes the ceded reinsurance GMIB reinsurance contracts, third-party recoverables, amount due to reinsurance and assumed reserves.

	December 31,
	2022	2021
	(in millions)
Ceded Reinsurance:
Estimated net fair values of ceded GMIB reinsurance contracts, considered derivatives (1)	$1,229	$1,848
Estimated net fair values of ceded GMIB NLG ceded reserves to Venerable (2)	4,114	5,813
Third-party reinsurance recoverables related to insurance contracts	17,201	14,679
Top reinsurers:
Venerable Insurance and Annuity Company (A- KBRA (IFRS) rating)	8,966	10,291
First Allmerica-GAF	4,005
RGA Reinsurance Company (AA- S&P rating))	1,272	1,138
Zurich Life Insurance Company, Ltd. (AA- S&P rating)	1,181	1,318
Ceded group health reserves	47	40
Amount due to reinsurers	1,533	1,381
Top reinsurers:
RGA Reinsurance Company	1,171	1,212
First Allmerica-GAF	147	—
Protective Life Insurance Company	104	111
Assumed Reinsurance:
Reinsurance assumed reserves	662	798
______________
(1)The estimated fair values increased/(decreased) ($619) million, ($640) million and $349 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)Reported in amounts due from reinsurers. See Note 1 of the Notes to these Consolidated Financial Statements for details of the Venerable transaction.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
12)    SHORT-TERM AND LONG-TERM DEBT
The following table sets forth the Company’s total consolidated borrowings. Short-term and long-term debt consists of the following:

	December 31,
	2022	2021
	(in millions)
Short-term debt:
CLO short-term debt (5.74%) (1)	$239	$92
Current portion of Long-term debt (2)	520	—
Total short-term debt	759	92
Long-term debt:
Senior Notes (5.00%, due 2048)	1,481	1,481
Senior Notes (4.35%, due 2028)	1,491	1,490
Senior Notes (3.90%, due 2023)	—	519
Senior Debentures, (7.00%, due 2028)	350	349
Total long-term debt	3,322	3,839
Total borrowings	$4,081	$3,931
______________
(1) CLO Warehousing Debt related to VIE consolidation of CLO investment.
(2) Current portion of Long-term debt have been reclassified to short-term debt for the year ended December 31, 2022 as the maturity date is within one year of year ended December 31, 2022.
As of December 31, 2022, the Company is in compliance with all debt covenants.
Short-term Debt
AB Commercial Paper
As of December 31, 2022 and 2021, AB had no commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings for the commercial paper outstanding in 2022 were $190 million with a weighted average interest rate of 1.5%. Average daily borrowings for the commercial paper in 2021 were $157 million with a weighted average interest rate of 0.2%.
AB Revolver Credit Facility
AB had a $200 million committed, unsecured senior revolving credit facility (the "AB Revolver") with a leading international bank, which matured on November 16, 2021. Average daily borrowings for 2021 were $13 million, with weighted average interest rates of 1.1%.
Long-term Debt
Holdings Senior Notes and Senior Debentures
On April 20, 2018, Holdings issued $800 million aggregate principal amount of 3.9% Senior Notes due 2023, $1.5 billion aggregate principal amount of 4.35% Senior Notes due 2028 and $1.5 billion aggregate principal amount of 5.0% Senior Notes due 2048 (together the “Notes”). These amounts are recorded net of original issue discount and issuance costs. During 2021 Holdings made a principal prepayment of $280 million on the 3.9% Senior Notes due. As of December 31, 2022, the 3.9% Senior Notes due 2023 are classified as short-term as their maturity date is within one year.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
As of December 31, 2022 and 2021, Holdings had outstanding $350 million and $349 million aggregate principal amount of 7.0% Senior Debentures due 2028 (the “Senior Debentures”). On October 1, 2018, AXA Financial merged with and into its direct parent, Holdings, with Holdings continuing as the surviving entity ( the “AXA Financial Merger”). As a result of the AXA Financial merger, Holdings assumed AXA Financial’s obligations under the Senior Debentures.
The Notes and Senior Debentures contain customary affirmative and negative covenants, including a limitation on certain liens and a limit on the Company’s ability to consolidate, merge or sell or otherwise dispose of all or substantially all of its assets. The Notes and Senior Debentures also include customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding Notes and Senior Debentures may be accelerated. As of December 31, 2022, the Company was not in breach of any of the covenants.
Contingent Funding Arrangements
For information regarding activity pertaining to our contingent funding arrangements, see Note 17 of the Notes to these Consolidated Financial Statements.
Credit Facilities
Holdings Revolving Credit Facility
In February 2018, Holdings entered into a $2.5 billion five-year senior unsecured revolving credit facility with a syndicate of banks. In June 2021, Holdings entered into an amended and restated revolving credit agreement, which lowered the facility amount to $1.5 billion and extended the maturity date to June 24, 2026, among other changes. The revolving credit facility has a sub-limit of $1.5 billion for the issuance of letters of credit to support the life insurance business reinsured by EQ AZ Life Re. As of December 31, 2022, the Company had $225 million of undrawn letters of credit issued out of the $1.5 billion sub-limit for Equitable Financial as beneficiary.
Bilateral Letter of Credit Facilities
In February 2018, the Company entered into bilateral letter of credit facilities, each guaranteed by Holdings, with an aggregate principal amount of approximately $1.9 billion, with multiple counterparties. In June 2021, Holdings entered into amendments with each of the issuers of its bilateral letter of credit facilities to effect changes similar to those effected in the amended and restated revolving credit agreement. The respective facility limits of the bilateral letter of credit facilities remained unchanged. These facilities support the life insurance business reinsured by EQ AZ Life Re. The HSBC facility matures on February 16, 2024 and the rest of the facilities mature on February 16, 2026 and February 2027. The bilateral letter of credit facilities were not drawn upon during December 31, 2022 and 2021.
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
The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of December 31, 2022, AB was in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.
Amounts under the Credit Facility may be borrowed, repaid and re-borrowed by us from time to time until the maturity of the facility. Voluntary prepayments and commitment reductions requested by AB are permitted at any time without a fee (other than customary breakage costs relating to the prepayment of any drawn loans) upon proper notice and

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
subject to a minimum dollar requirement. Borrowings under the AB Credit Facility bear interest at a rate per annum, which will be, at AB’s option, a rate equal to an applicable margin, which is subject to adjustment based on the credit ratings of AB, plus one of the following indices: LIBOR; a floating base rate; or the Federal Funds rate.
As of December 31, 2022 and 2021, AB had no amounts outstanding under the AB Credit Facility. During the years ended the December 31, 2022 and 2021, AB and SCB LLC did not draw upon the AB Credit Facility.
In addition, SCB LLC currently has five uncommitted lines of credit with five financial institutions. Four of these lines of credit permit borrowing up to an aggregate of approximately $315 million, with AB named as an additional borrower, while the other line has no stated limit. As of December 31, 2022 and 2021, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings during the years ended 2022 and 2021 were $1 million and $47 thousand with weighted average interest rates of approximately 3.7% and 0.9%, respectively.
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

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Investment management and services fees	$1,453	$1,645	$1,368
Distribution revenues	591	637	516
Other revenues - shareholder servicing fees	79	86	79
Other revenues - other	8	8	8
Total	$2,131	$2,376	$1,971
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
The table below summarizes the expenses reimbursed to/from the Company and the fees received/paid by the Company in connection with certain services described above for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Revenue received or accrued for:
Investment management and administrative services provided to EQAT, EQ Premier VIP Trust, 1290 Funds (1)	$708	$840	$724
Total	$708	$840	$724
_______
(1)For years ended 2021 and 2020, amounts included fees received from Other AXA Trusts of $4 million.
14)    EMPLOYEE BENEFIT PLANS
Pension Plans
Holdings and Equitable Financial Retirement Plans
Equitable Financial sponsors the Equitable 401(k) Plan, a qualified defined contribution plan for eligible employees and financial professionals. The plan provides for a company contribution, a company matching contribution, and a

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
discretionary profit-sharing contribution. Expenses associated with this 401(k) Plan were $38 million, $64 million and $49 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Holdings sponsors the MONY Life Retirement Income Security Plan for Employees and Equitable Financial sponsors the Equitable Retirement Plan (the “ Equitable Financial QP”), both of which are frozen qualified defined benefit plans covering eligible employees and financial professionals. These pension plans are non-contributory, and their benefits are generally based on a cash balance formula and/or, for certain participants, years of service and average earnings over a specified period. Holdings has assumed primary liability for both plans. Equitable Financial remains secondarily liable for its obligations under the Equitable Financial QP and would recognize such liability in the event Holdings does not perform. Holdings and Equitable Financial also sponsor certain nonqualified deferred compensation plans, including the Equitable Excess Retirement Plan, that provide retirement benefits in excess of the amount permitted under the tax law for the qualified plans.
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
Net Periodic Pension Expense (Benefit)
Components of net periodic pension expense for the Company’s qualified and non-qualified plans were as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Service cost	$6	$6	$6
Interest cost	57	46	77
Expected return on assets	(159)	(154)	(147)
Actuarial (gain) loss	1	1	1
Net amortization	65	99	103
Impact of settlement	6	6	7
Net periodic pension expense (benefit)	$(24)	$4	$47
Changes in Projected Benefit Obligation (PBO)
Changes in the PBO of the Company’s qualified and non-qualified plans were comprised of:

	2022	2021
	(in millions)
Projected benefit obligation, beginning of year	$2,900	$3,180
Interest cost	57	45
Actuarial (gains)/losses (1)	(487)	(95)
Benefits paid	(190)	(198)
Settlements	(26)	(32)
Projected benefit obligation, end of year	$2,254	2,900
______________
(1)Actuarial gains and losses are a product of changes in the discount rate as shown below.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
The following table discloses the change in plan assets and the funded status of the Company’s qualified pension plans and non-qualified pension plans:

	2022	2021
	(in millions)
Pension plan assets at fair value, beginning of year	$2,808	$2,744
Actual return on plan assets	(515)	259
Benefits paid	(158)	(165)
Annuity purchases	(25)	(30)
Pension plan assets at fair value, end of year	2,110	2,808
PBO	2,254	2,900
Excess of PBO over pension plan assets, end of year	$144	$92
Accrued pension costs of $144 million and $93 million as of December 31, 2022 and 2021, respectively, were recognized in the accompanying consolidated balance sheets to reflect the unfunded status of these plans.

	December 31,
	2022	2021
	(in millions)
Projected benefit obligation	$2,254	$2,900
Accumulated benefit obligation	$2,254	$2,900
Fair value of plan assets	$2,110	$2,808
Unrecognized Net Actuarial (Gain) Loss
The following table discloses the amounts included in AOCI as of December 31, 2022 and 2021 that have not yet been recognized as components of net periodic pension cost.

	December 31,
	2022	2021
	(in millions)
Unrecognized net actuarial (gain) loss	$744	$620
Unrecognized prior service cost (credit)	(1)	(1)
Total	$743	$619
Pension Plan Assets
The fair values of qualified pension plan assets are measured and ascribed to levels within the fair value hierarchy in a manner consistent with the fair values of the Company’s invested assets that are measured at fair value on a recurring basis. See Note 8 of the Notes to these Consolidated Financial Statements for a description of the fair value hierarchy.
The following table discloses the allocation of the fair value of total qualified pension plan assets as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Fixed maturities	46.4%	47.2%
Equity securities	21.4	29.7
Equity real estate	22.6	16.5
Cash and short-term investments	4.0	2.5
Other	5.6	4.1
Total	100.0%	100.0%
Qualified pension plan assets are invested with the primary objective of return, giving consideration to prudent risk. Guidelines regarding the allocation of plan assets are established by the respective Investment Committees for the plans and are designed with a long-term investment horizon. As of December 31, 2022, the qualified pension plans

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
continued their investment allocation strategy to target a 50% - 50% mix of long-duration bonds and “return-seeking” assets, including public equities, real estate, hedge funds, and private equity.
The following tables disclose the fair values of qualified pension plan assets and their level of observability within the fair value hierarchy as of December 31, 2022 and 2021, respectively.

	Level 1	Level 2	Total
	(in millions)
December 31, 2022:
Fixed Maturities:
Corporate	$—	$619	$619
U.S. Treasury, government and agency	—	336	336
States and political subdivisions	—	8	8
Foreign governments	—	15	15
Common equity, REITs and preferred equity	308	59	367
Mutual funds	30	—	30
Collective Trust	—	61	61
Cash and cash equivalents	47	—	47
Short-term investments	—	34	34
Total Assets at Fair Value	385	1,132	1,517
Investments measured at NAV	—	—	600
Total Investments at Fair Value	$385	$1,132	$2,117

December 31, 2021:
Fixed Maturities:
Corporate	$—	$842	$842
U.S. Treasury, government and agency	—	426	426
States and political subdivisions	—	16	16
Foreign governments	—	18	18
Common equity, REITs and preferred equity	576	108	684
Mutual funds	62	—	62
Collective Trust	—	99	99
Cash and cash equivalents	19	—	19
Short-term investments	—	46	46
Total Assets at Fair Value	657	1,555	2,212
Investments measured at NAV	—	—	593
Total Investments at Fair Value	$657	$1,555	$2,805
The following table lists investments for which NAV is calculated; NAV is used as a practical expedient to determine the fair value of these investments as of December 31, 2022 and 2021.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Practical Expedient Disclosure as of December 31, 2022 and 2021

Investment	Fair Value	Redemption Frequency (If currently eligible)	Redemption Notice Period	Unfunded Commitments
	(in millions)
December 31, 2022:
Private Equity Fund	$79	N/A (1) (2)	N/A	$16
Private Real Estate Investment Trust	468	Quarterly	One Quarter	—
Hedge Fund	53	Calendar Quarters (3)	Previous Quarter End	$10
Total (4)	$600

December 31, 2021:
Private Equity Fund	$72	N/A (1)(2)	N/A	$19
Private Real Estate Investment Trust	457	Quarterly	One Quarter	—
Hedge Fund	65	Calendar Quarters (3)	Previous Quarter End	$5
Total (4)	$594
_______________
(1)Cannot sell or transfer ownership interest without prior written consent to transfer, and by meeting several criteria (e.g., does not adversely affect other investors).
(2)Cannot sell interest in the vehicle without prior written consent of the managing member.
(3)March, June, September and December.
(4)Includes equity method investments of $111 million and $109 million as of December 31, 2022 and 2021, respectively.
The table below presents a reconciliation for all Level 3 fair values of qualified pension plan assets as of December 31, 2022, 2021 and 2020, respectively:
Level 3 Instruments
Fair Value Measurements

	Private Real Estate Investment Trusts	Other Equity Investments	Fixed Maturities
	(in millions)
Balance, January 1, 2022	$—	$—	$(1)
Actual return on plan assets — Sales/Settlements	—	—	(1)
Balance, December 31, 2022	$—	$—	$(2)

Balance, January 1, 2021	$—	$—	$—
Actual return on plan assets — Sales/Settlements	—	—	(1)
Balance, December 31, 2021	$—	$—	$(1)

Balance, January 1, 2020	$—	$—	$1
Actual return on plan assets — Sales/Settlements	—	—	(1)
Balance, December 31, 2020	$—	$—	$—

As of December 31, 2022, assets classified as Level 1, Level 2 and Level 3 comprise approximately 18.2%, 53.5% and 0.0%, respectively, of qualified pension plan assets. As of December 31, 2021, assets classified as Level 1, Level 2 and Level 3 comprised approximately 23.4%, 55.4% and 0.0%, respectively, of qualified pension plan assets. There are no significant concentrations of credit risk arising within or across categories of qualified pension plan assets.
In addition to the plan assets above, the Company and certain subsidiaries purchased COLI policies on the lives of certain key employees. Under the terms of these polices the Company and these subsidiaries are named as beneficiaries. The purpose of the COLI policies is to provide the Company additional funds with which to satisfy various employee benefit obligations held by the Company, including those associated with its nonqualified defined benefit plans and post-retirement benefit plans. As of December 31, 2021 and 2020, the carrying value of COLI was $886 million and $$1.0 billion, respectively.

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
Mortality
In October 2016, the Society of Actuaries (“SOA”) released MP-2016, its second annual update to the “gold standard” mortality projection scale issued by the SOA in 2014, reflecting three additional years of historical U.S. population historical mortality data (2012 through 2014). Similar to its predecessor (MP-2015), MP-2016 indicated that, while mortality data continued to show longer lives, longevity was increasing at a slower rate and lagging behind that previously suggested both by MP-2015 and MP-2014. The Company considered this new data as well as observations made from current practice regarding how to best estimate improved trends in life expectancies and concluded to continue using the RP-2000 base mortality table projected on a full generational basis with Scale BB mortality improvements for purposes of measuring and reporting its consolidated defined benefit plan obligations as of December 31, 2022.
The following table discloses assumptions used to measure the Company’s pension benefit obligations and net periodic pension cost at and for the years ended December 31, 2022 and 2021.

	December 31,
	2022	2021
Discount rates:
Equitable Financial QP	5.13%	2.55%
Equitable Excess Retirement Plan	5.09%	2.47%
MONY Life Retirement Income Security Plan for Employees	5.22%	2.78%
AB Qualified Retirement Plan	5.50%	2.55%
Other defined benefit plans	4.93%-5.22%	2.05%-2.78%
Periodic cost	4.84% - 5.20%	1.18%-2.78%
Cash balance interest crediting rate for pre-April 1, 2012 accruals	4.00%	4.00%
Cash balance interest crediting rate for post-April 1, 2012 accruals	0.25%	0.50%

Rates of compensation increase:
Benefit obligation	5.96%	5.97%
Periodic cost	6.37%	6.33%

Expected long-term rates of return on pension plan assets (periodic cost)	6.25%	6.25%
The expected long-term rate of return assumption on plan assets is based upon the target asset allocation of the plan portfolio and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class. Prior to 1987, participants’ benefits under the Equitable Financial QP were funded through the purchase of non-participating annuity contracts from Equitable Financial. Benefit payments under these contracts were approximately $3 million and $4 million for 2022 and 2021, respectively.
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
For 2022 and 2021, post-retirement benefits payments were $20 million and $28 million, respectively, net of employee contributions.
The Company uses a December 31 measurement date for its post-retirement plans.
Components of Net Post-Retirement Benefits Costs

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Service cost	$2	$2	$2
Interest cost	10	8	13
Net amortization	6	9	9
Net periodic post-retirement benefits costs	$18	$19	$24

Changes in the accumulated benefits obligation of the Company’s post-retirement plans recognized in the accompanying consolidated financial statements are described in the following table:
Accumulated Post-Retirement Benefits Obligation

	December 31,
	2022	2021
	(in millions)
Accumulated post-retirement benefits obligation, beginning of year	$466	$516
Service cost	2	2
Interest cost	10	8
Contributions and benefits paid	(20)	(28)
Actuarial (gains) losses	(109)	(32)
Accumulated post-retirement benefits obligation, end of year	$349	$466

The post-retirement medical plan obligations of the Company are offset by an anticipated subsidy from Medicare Part D, which is assumed to increase with the healthcare cost trend.
Assumed Healthcare Cost Trend Rates used to Measure the Expected Cost of Benefits

	December 31,
	2022	2021
Following year	5.4%	5.1%
Ultimate rate to which cost increase is assumed to decline	3.9%	4.0%
Year in which the ultimate trend rate is reached	2096	2094

The following table discloses the amounts included in AOCI as of December 31, 2022 and 2021 that have not yet been recognized as components of net periodic post-retirement benefits cost:

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	December 31,
	2022	2021
	(in millions)
Unrecognized net actuarial (gains) losses	$17	$135
Unrecognized prior service (credit)	(24)	(26)
Total	$(7)	$109

The assumed discount rates for measuring the post-retirement benefit obligations as of December 31, 2022 and 2021 were determined in substantially the same manner as described above for measuring the pension benefit obligations. The following table discloses the range of discrete single equivalent discount rates and related net periodic cost at and for the years ended December 31, 2022 and 2021.

	December 31,
	2022	2021
Discount rates:
Benefit obligation	5.07%-5.20%	2.43%-2.72%
Periodic cost	2.71%-4.58%	2.34%-2.52%

The Company provides post-employment medical and life insurance coverage for certain disabled former employees. The accrued liabilities for these post-employment benefits were $2 million and $3 million, respectively, as of December 31, 2022 and 2021. Components of net post-employment benefits costs follow:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Service cost	$1	$1	$1
Interest cost	—	—	—
Net amortization	—	—	(5)
Net (gain) loss	—	—	—
Net periodic post-employment benefits costs	$1	$1	$(4)

The following table provides an estimate of future benefits expected to be paid in each of the next five years, beginning January 1, 2023, and in the aggregate for the five years thereafter. These estimates are based on the same assumptions used to measure the respective benefit obligations as of December 31, 2022 and include benefits attributable to estimated future employee service.

		Postretirement Benefits
			Health
Calendar Year	Pension Benefits	Life Insurance	Gross Estimate Payment	Estimated Medicare Part D Subsidy	Net Estimate Payment
	(in millions)
2023	$210,551	$—	$—	$—	$—
2024	$245,066	$—	$—	$—	$—
2025	$198,657	$—	$—	$—	$—
2026	$188,175	$—	$—	$—	$—
2027	$180,393	$—	$—	$—	$—
2028 to 2032	$2,280,266	$—	$—	$—	$—
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Pre-65 retirees and their pre-65 dependents were given the opportunity to elect health coverage under the Aon Active Health Exchange effective January 1, 2021. Even though the effective date of the change in benefits doesn’t commence until January 1, 2021, the effect of the amendment was recognized immediately and is reflected in the measurement of the accumulated postretirement benefit obligations as of December 31, 2020.
15)    SHARE-BASED COMPENSATION PROGRAMS
Compensation costs for 2022, 2021 and 2020 for share-based payment arrangements as further described herein are as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Performance Shares	$31	$17	$11
Stock Options	1	—	7
Restricted Stock Units	296	257	234
Total compensation expenses	$328	$274	$252
Income Tax Benefit	$68	$58	$52

Since 2018, Holdings has granted equity awards under the Equitable Holdings, Inc. 2018 Omnibus Incentive Plan and the Equitable Holdings, Inc. 2019 Omnibus Incentive Plan (together the “Omnibus Plans”) which were adopted by Holdings on April 25, 2018 and February 28, 2019 respectively. Awards under the Omnibus Plans are linked to Holdings’ common stock. As of December 31, 2022, the common stock reserved and available for issuance under the Omnibus Plans was 22 million shares. Holdings may issue new shares or use common stock held in treasury for awards linked to Holdings’ common stock.
Retirement and Protection
Equity awards for R&P employees, financial professionals and directors in 2022, 2021 and 2020 were granted under the Omnibus Plans. All grants discussed in this section will be settled in shares of Holdings’ common stock.
For awards with graded vesting schedules and service-only vesting conditions, including Holdings RSUs and other forms of share-based payment awards, the Company applies a straight-line expense attribution policy for the recognition of compensation cost. Actual forfeitures with respect to the 2022, 2021, and 2020 grants were considered immaterial in the recognition of compensation cost.
Annual Awards
Each year, the Compensation Committee of the Holdings’ Board of Directors approves an equity-based award program with awards under the program granted at its regularly scheduled meeting in February. Annual awards under Holdings’ equity programs for 2022, 2021 and 2020 consisted of a mix of equity vehicles including Holdings RSUs, Holdings stock options and Holdings performance shares. If Holdings pays any ordinary dividend in cash, all outstanding Holdings RSUs and performance shares will accrue dividend equivalents in the form of additional Holdings RSUs or performance shares to be settled or forfeited consistent with the terms of the related award.
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
Holdings Performance Shares

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
Prior Equity Award Grants
In 2017 and prior years, equity awards for employees, financial professional and directors in our businesses were available under the umbrella of AXA’s global equity program. Accordingly, equity awards granted in 2017 and prior years were linked to AXA’s stock.
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
AB engages in open-market purchases of AB Holding Units to help fund anticipated obligations under its long-term incentive compensation plans and for other corporate purposes. During 2022, 2021, and 2020 AB purchased 5.2 million, 5.6 million and 5.4 million AB Holding Units for $212 million, $262 million and $149 million, respectively. These amounts reflect open-market purchases of 2.3 million, 2.6 million and 3.1 million AB Holding Units for $92.7 million, $117.9 million and $74.0 million, respectively, with the remainder relating to purchases of AB Holding Units from AB employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by AB Holding Units purchased by AB employees as part of a distribution reinvestment election.
During 2022, 2021, and 2020 AB granted 4.7 million, 7 million and 5.7 million restricted AB Holding units to AB employees and directors, respectively.
During 2022, 2021, and 2020 AB Holding issued 6 thousand, 100 thousand and 5 thousand AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $100 thousand, $3 million and $147 thousand respectively, received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Holding Units.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
As of December 31, 2022, no options to buy AB Holding Units had been granted and 29.8 million AB Holding Units, net of withholding tax requirements, were subject to other AB Holding Unit awards made under the 2017 Plan or an equity compensation plan with similar terms that was canceled in 2017. AB Holding Unit-based awards (including options) in respect of 30.2 million AB Holding Units were available for grant as of December 31, 2022.
Summary of Stock Option Activity
A summary of activity in the Holdings, AB and AXA option plans during 2022 as follows:

	Options Outstanding
	EQH Shares		AB Holding Units		AXA Ordinary Shares
	Number Outstanding (in 000’s)	Weighted Average Exercise Price	Number Outstanding (In 000’s)	Weighted Average Exercise Price	Number Outstanding (in 000’s)	Weighted Average Exercise Price
Options outstanding at January 1, 2022	2,040	$21.69	5,774	$20.12	874	€ 22.39
Options granted	—	—	—	—	—	—
Options exercised	(73)	18.05	(5,774)	20.12	(181)	—
Options forfeited, net	(24)	22.58	—	—	(27)	—
Options expired	—	—	—	—	—	—
Options outstanding at December 31, 2022	1,943	$21.75	—	$—	666	€ 22.95
Aggregate intrinsic value (1)		$5,895		$—		€—
Weighted average remaining contractual term (in years)	6.55		0.00		4.00
Options exercisable at December 31, 2022	1,517	$21.45	—	$—	630	€ 23.03
Aggregate intrinsic value (1)		$5,058		$—		€—
Weighted average remaining contractual term (in years)	6.41		0.00		3.91
_______________
(1) Aggregate intrinsic value, presented in thousands, is calculated as the excess of the closing market price on December 31, 2022 of the respective underlying shares over the strike prices of the option awards. For awards with strike prices higher than market prices, intrinsic value is shown as zero.
A summary of stock option grant assumptions activity in the Company option plans during the years ended December 31, 2022, 2021, and 2020 follows:

	EQH Shares (1)
	2022 (2)	2021 (2)	2020
Dividend yield	—%	—%	2.59%
Expected volatility	—%	—%	26.00%
Risk-free interest rates	—%	—%	1.19%
Expected life in years	—	—	6.0
Weighted average fair value per option at grant date	$—	$—	$4.37
_______________
(1) The expected volatility is based on historical selected peer data, the weighted average expected term is determined by using the simplified method due to lack of sufficient historical data, the expected dividend yield based on Holdings’ expected annualized dividend, and the risk-free interest rate is based on the U.S. Treasury bond yield for the appropriate expected term.
(2) No stock options granted during the years December 31, 2022 and 2021 .
As of December 31, 2022, approximately $74 thousand of unrecognized compensation cost related to AXA unvested stock option awards is expected to be recognized by the Company over a weighted-average period of 0.2 years. Approximately $113 thousand of unrecognized compensation cost related to Holdings unvested stock option awards is expected to be recognized by the Company over a weighted average period of 0.1 years.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
As of December 31, 2022, approximately 3 million Holdings RSUs remain unvested. Unrecognized compensation cost related to these awards totaled approximately $33 million and is expected to be recognized over a weighted-average period of 1.64.
As of December 31, 2022, approximately 15 million AB Holding Unit awards remain unvested. Unrecognized compensation cost related to these awards totaled approximately $114 million is expected to be recognized over a weighted-average period of 6.1 years.
The following table summarizes Holdings restricted share units activity for 2022.

	Shares of Holdings Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of January 1, 2022	3,228,733	$21.15
Granted	1,340,926	33.28
Forfeited	(172,349)	28.39
Vested	(1,608,145)	23.03
Unvested as of December 31, 2022	2,789,165	$29.46
Summary of Performance Award Activity
As of December 31, 2022, approximately 1.3 million Holdings awards remain unvested. Unrecognized compensation cost related to these awards totaled approximately $10 million and is expected to be recognized over a weighted-average period of 1.53 years.
The following table summarizes Holdings and AXA performance awards activity for 2022.

	Shares of Holdings Performance Awards	Weighted-Average Grant Date Fair Value	Shares of AXA Performance Awards	Weighted-Average Grant Date Fair Value
Unvested as of January 1, 2022	1,217,222	$28.93	62,747	$21.28
Granted	704,769	33.01	—	—
Forfeited	(107,921)	28.43	—	—
Vested	(486,475)	23.89	(62,747)	21.28
Unvested as of December 31, 2022	1,327,595	$32.98	—	$—

16)    INCOME TAXES
Income from operations before income taxes included income (loss) from domestic operations of $2.4 billion, ($392) million and ($1.3) billion for the years ended December 31, 2022, 2021 and 2020, and income from foreign operations of $135 million, $223 million and $169 million for the years ended December 31, 2022, 2021 and 2020. Approximately $35 million, $59 million and $45 million of the Company’s income tax expense is attributed to foreign jurisdictions for the years ended December 31, 2022, 2021 and 2020.
A summary of the income tax (expense) benefit in the consolidated statements of income (loss) follows:

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Income tax (expense) benefit:
Current (expense) benefit	$(5)	$(129)	$(5)
Deferred (expense) benefit	(494)	274	749
Total	$(499)	$145	$744
The Federal income taxes attributable to consolidated operations are different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 21%. The sources of the difference and their tax effects are as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Expected income tax (expense) benefit	$(531)	$36	$229
Noncontrolling interest	40	69	50
Non-taxable investment income	53	80	92
Tax audit interest	(13)	(14)	(8)
State income taxes	(63)	(47)	(38)
Tax settlements/uncertain tax position release	—	—	398
Tax credits	22	28	21
Other	(7)	(7)	—
Income tax (expense) benefit	$(499)	$145	$744
During the fourth quarter of 2020, the Company agreed to the Internal Revenue Service’s Revenue Agent’s Report for its consolidated 2010 through 2013 Federal corporate income tax returns. The impact on the Company’s financial statements and unrecognized tax benefits was a tax benefit of $398 million.
The components of the net deferred income taxes are as follows:

	December 31,
	2022		2021
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Compensation and related benefits	$226	$—	$273	$—
Net operating loss and credits	240	—	699	—
Reserves and reinsurance	1,607	—	2,281	—
DAC	—	1,405	—	874
Unrealized investment gains/losses	2,012	—	—	965
Investments	—	235	—	794
Other	92	—	—	76
Valuation allowance	(1,570)	—	—	—
Total	$2,607	$1,640	$3,253	$2,709
During the fourth quarter of 2022, the Company established a valuation allowance of $1.6 billion against its deferred tax assets related to unrealized capital losses in the available-for-sale securities portfolio. When assessing recoverability, the Company considers its ability and intent to hold the underlying securities to recovery. The recent increase in interest rates caused the portfolio to swing to an unrealized loss position. Due to the potential need for liquidity in a macro stress environment, the Company does not currently have the intent to hold the underlying securities to recovery. Based on all available evidence, as of December 31, 2022, the Company concluded that a valuation allowance should be established on the deferred tax assets related to unrealized tax capital losses, net of realized capital gains, that are not more-likely-than-not to be realized.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
The Company has Federal net operating loss carryforwards of $810 million and $2.7 billion, for the years ending December 31, 2022 and 2021, respectively, which do not expire.

The Company provides income taxes on the unremitted earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are indefinitely reinvested outside the United States. As of December 31, 2022, $30 million of undistributed earnings of non-U.S. corporate subsidiaries were permanently invested outside the United States. At existing applicable income tax rates, additional taxes of approximately $8 million would need to be provided if such earnings are remitted.
A reconciliation of unrecognized tax benefits (excluding interest and penalties) follows:

	2022	2021	2020
	(in millions)
Balance at January 1,	$323	$316	$501
Additions for tax positions of prior years	(9)	11	241
Reductions for tax positions of prior years	—	(4)	(382)
Additions for tax positions of current year	—	—	—
Settlements with tax authorities	—	—	(44)
Balance at December 31,	$314	$323	$316

Unrecognized tax benefits that, if recognized, would impact the effective rate	$58	$67	$77
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. Interest and penalties included in the amounts of unrecognized tax benefits as of December 31, 2022 and 2021 were $63 million and $50 million, respectively. For 2022, 2021 and 2020, respectively, there were $13 million, $14 million and ($60) million in interest expense (benefit) related to unrecognized tax benefits.
It is reasonably possible that the total amount of unrecognized tax benefits will change within the next 12 months due to the conclusion of IRS proceedings and the addition of new issues for open tax years. The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.
As of December 31, 2022, tax years 2014 and subsequent remain subject to examination by the IRS.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of December 31, 2022, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $250 million.
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
In February 2016, a lawsuit was filed in the Southern District of New York entitled Brach Family Foundation, Inc. v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action brought on behalf of all owners of UL policies subject to Equitable Financial’s COI rate increase. In early 2016, Equitable Financial raised COI rates for certain UL policies issued between 2004 and 2008, which had both issue ages 70 and above and a current face value amount of $1 million and above. A second putative class action was filed in the District of Arizona in 2017 and consolidated with the Brach matter in federal court in New York. The consolidated amended class action complaint alleges the following claims: breach of contract; misrepresentations in violation of Section 4226 of the New York Insurance Law; violations of New York General Business Law Section 349; and violations of the California Unfair Competition Law, and the California Elder Abuse Statute. Plaintiffs seek: (a) compensatory damages, costs, and, pre- and post-judgment interest; (b) with respect to their claim concerning Section 4226, a penalty in the amount of premiums paid by the plaintiffs and the putative class; and (c) injunctive relief and attorneys’ fees in connection with their statutory claims. In August 2020, the federal district court issued a decision certifying nationwide breach of contract and Section 4226 classes, and a New York State Section 349 class. Owners of a substantial number of policies opted out of the Brach class action. Most opt-out policies are not yet the subject of litigation. Others filed suit previously including three federal actions that have been coordinated with the Brach action and contain similar allegations along with additional allegations for violations of state consumer protection statutes and common law fraud. In March 2022, the federal district court issued a summary judgment decision, denying in significant part but granting in part Equitable Financial’s motion and denying the motion filed by plaintiffs in the coordinated actions. In July 2022, the federal district court granted Equitable Financial’s motion to reconsider its summary judgment decision in part and granted summary judgment as to a portion of the Section 4226 class. The federal district court also agreed to consider whether it should decertify the Section 4226 class. In January 2023, the federal district court declined to decertify the class and instead modified it to replace certain class members. Beginning October 30, 2023, the federal district court will hold one consolidated trial for the Brach action and the three coordinated actions. Equitable Financial has commenced settlement discussions with the Brach class action plaintiffs and plaintiffs in the coordinated actions. No assurances can be given about the outcome of those settlement discussions. Equitable Financial has settled actual and threatened litigations challenging the COI increase by individual policyowners and one entity that invested in numerous policies purchased in the life settlement market. Two actions are also pending against Equitable Financial in New York state court. In July 2022, the trial court in one of the New York state court actions, Hobish v. AXA Equitable Life Insurance Company, granted in significant part Equitable Financial’s motion for summary judgment and denied plaintiff’s cross motion. That plaintiff filed a notice of appeal and Equitable filed a notice of cross-appeal. Equitable Financial is vigorously defending each of these matters.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. Equitable Financial has purchased FHLB stock of $394 million and pledged collateral with a carrying value of $11.8 billion as of December 31, 2022.
Funding agreements are reported in policyholders’ account balances in the consolidated balance sheets. For other instruments used for asset/liability and cash management purposes, see “Derivative and offsetting assets and liabilities” included in Note 4 of the Notes to these Consolidated Financial Statements. The table below summarizes the Company’s activity of funding agreements with the FHLB.
Change in FHLB Funding Agreements during the Year Ended December 31, 2022

	Outstanding Balance at December 31, 2021	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at December 31, 2022
	(in millions)
Short-term funding agreements:
Due in one year or less	$5,353	$54,316	$(53,790)	$251	$—	$6,130
Long-term funding agreements:
Due in years two through five	1,290	640	—	(251)	—	1,679
Due in more than five years	—	692	—	—	—	692
Total long-term funding agreements	1,290	1,332	—	(251)	—	2,371
Total funding agreements (1)	$6,643	$55,648	$(53,790)	$—	$—	$8,501
_____________
(1)The $4 million and $4 million difference between the funding agreements carrying value shown in fair value table for December 31, 2022 and 2021, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Funding Agreement-Backed Notes Program (“FABN”)
Under the FABN program, Equitable Financial may issue funding agreements in U.S. dollar or other foreign currencies to a Delaware special purpose statutory trust (the “Trust”) in exchange for the proceeds from issuances of fixed and floating rate medium-term marketable notes issued by the Trust from time to time (the “Trust Notes”). The funding agreements have matching interest, maturity and currency payment terms to the applicable Trust Notes. The Company hedges the foreign currency exposure of foreign currency denominated funding agreements using cross currency swaps as discussed in Note 4 of the Notes to these Consolidated Financial Statements. As of December 31, 2022, the maximum aggregate principal amount of Trust Notes permitted to be outstanding at any one time is $10.0 billion. Funding agreements issued to the Trust, including any foreign currency transaction adjustments, are reported in policyholders’ account balances in the consolidated balance sheets. Foreign currency transaction adjustments to policyholder’s account balances are recognized in net income (loss) as an adjustment to interest credited to policyholders’ account balances and are offset in interest credited to policyholders’ account balances by a release of AOCI from deferred changes in fair value of designated and qualifying cross currency swap cash flow hedges. The table below summarizes Equitable Financial’s activity of funding agreements under the FABN program.
Change in FABN Funding Agreements during the Year Ended December 31, 2022

	Outstanding Balance at December 31, 2021	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Foreign Currency Transaction Adjustment	Outstanding Balance at December 31, 2022
	(in millions)
Short-term funding agreements:
Due in one year or less	$—	$—	$—	$1,500	$—	$—	$1,500
Long-term funding agreements:
Due in years two through five	4,600	400	—	(1,500)	500	—	4,000
Due in more than five years	2,119	—	—	—	(500)	(34)	1,585
Total long-term funding agreements	6,719	400	—	(1,500)	—	(34)	5,585
Total funding agreements (1)	$6,719	$400	$—	$—	$—	$(34)	$7,085
_____________
(1)The $66 million and $70 million difference between the funding agreements notional value shown and carrying value table as of December 31, 2022 and 2021, respectively, reflects the remaining amortization of the issuance cost of the funding agreements and the foreign currency transaction adjustment.
Credit Facilities
For information regarding activity pertaining to our credit facilities arrangements, see Note 12 of the Notes to these Consolidated Financial Statements.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of December 31, 2022, these arrangements include commitments by the Company to provide equity financing of $1.3 billion to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.
The Company had $17 million of undrawn letters of credit related to reinsurance as of December 31, 2022. The Company had $703 million of commitments under existing mortgage loan agreements as of December 31, 2022.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
In accordance with statutory accounting practices, the following table presents the combined statutory net income (loss), surplus, capital stock & AVR, and securities on deposits for Equitable Financial, Equitable America, USFL, Equitable L&A and CS Life.

	2022	2021	2020
	(in millions)
Years Ended December 31,
Combined statutory net income (loss) (1) (2)	$148	$(936)	$396

As of December 31,
Combined surplus, capital stock and AVR	$7,125	$6,864
Combined securities on deposits in accordance with various government and state regulations	$17	$65
_____________
(1) For 2021, excludes CS Life which was sold June 1, 2021.
(2) For 2020, excludes USFL which was sold April 1, 2020.
In 2022 and 2020, Equitable Financial paid to its direct parent, which subsequently distributed such amount to Holdings, an ordinary shareholder dividend of $930 million and $2.1 billion, respectively. Equitable Financial did not pay ordinary dividends during 2021 due to operating losses.
Dividend Restrictions
As domestic insurance subsidiaries regulated by insurance laws of their respective domiciliary states, Equitable Financial and Equitable America are subject to restrictions as to the amounts they may pay as dividends and amounts they may repay of surplus notes to Holdings.
State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. Under New York’s insurance laws, which are applicable to Equitable Financial, a domestic stock life insurer may not, without prior approval of the NYDFS, pay an ordinary dividend to its stockholders exceeding an amount calculated based on a statutory formula (“Ordinary Dividend”). Dividends in excess of this amount require the insurer to file a notice of its intent to declare the dividends with the NYDFS and obtain prior approval or non-disapproval from the NYDFS with respect to such dividends (“Extraordinary Dividend”). Due to a permitted statutory accounting practice agreed to with the NYDFS, Equitable Financial will need the prior approval of the NYDFS to pay the portion, if any, of any Ordinary Dividend that exceeds the Ordinary Dividend that Equitable Financial would be permitted to pay under New York’s insurance laws absent the application of such permitted practice (such excess, the “Permitted Practice Ordinary Dividend”).
Applying the formulas above, Equitable Financial could pay an Ordinary Dividend of up to approximately $1.7 billion in 2023.
Intercompany Reinsurance
Equitable Financial and Equitable America receive statutory reserve credits for reinsurance treaties with EQ AZ Life Re to the extent EQ AZ Life Re holds assets in an irrevocable trust (the “EQ AZ Life Re Trust”). As of December 31, 2022, EQ AZ Life Re holds $1.7 billion of assets in the EQ AZ Life Re Trust and letters of credit of $2.1 billion that are guaranteed by Holdings. Under the reinsurance transactions, EQ AZ Life Re is permitted to transfer assets from the EQ AZ Life Re Trust under certain circumstances. The level of statutory reserves held by EQ AZ Life Re fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or additional letters of credit be secured, which could adversely impact EQ AZ Life Re’s liquidity.
Prescribed and Permitted Accounting Practices
As of December 31, 2022, the following three prescribed and permitted practices resulted in net income (loss) and capital and surplus that is different from the statutory surplus that would have been reported had NAIC statutory accounting practices been applied.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Equitable Financial was granted a permitted practice by the NYDFS to apply SSAP 108, Derivatives Hedging Variable Annuity Guarantees on a retroactive basis from January 1, 2021 through June 30, 2021, after reflecting the impacts of our reinsurance transaction with Venerable. The permitted practice was amended to also permit Equitable Financial to adopt SSAP 108 prospectively as of July 1, 2021 and to consider the impact of both the interest rate derivatives and the general account assets used to fully hedge the interest rate risk inherent in its variable annuity guarantees when determining the amount of the deferred asset or liability under SSAP 108. Application of the permitted practice partially mitigates the New York Insurance Regulation 213 (“Reg 213”) impact of the Venerable Transaction on Equitable Financial’s statutory capital and surplus and enables Equitable Financial to more effectively neutralize the impact of interest rates on its statutory surplus and to better align with our economic hedging program. The impact of applying this permitted practice relative to SSAP 108 as written was an increase of approximately $86 million in statutory special surplus funds, a decrease of $1.3 billion in statutory net income for the year ended December 31, 2022 and an increase of $1.4 billion for the year ended December 31, 2021, which will be amortized over five years for each of the retrospective and prospective components. The permitted practice also reset Equitable Financial’s unassigned surplus to zero as of June 30, 2021 to reflect the transformative nature of the Venerable Transaction.
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
The impact of the application of Reg 213 was a decrease of approximately $1.9 billion in statutory surplus as of December 31, 2022 compared to statutory surplus under the NAIC variable annuity framework. Our hedging program is designed to hedge the economics of our insurance liabilities and largely offsets Reg 213 and NAIC framework reserve movements due to interest rates and equities. The NYDFS allows domestic insurance companies a five year phase-in provision for Reg 213 reserves. As of September 30, 2022, Equitable Financial’s Reg 213 reserves were 100% phased-in. As of December 31, 2022, given the prevailing market conditions and business mix, there are no Reg 213 redundant reserves over the US RBC CTE 98 total asset requirement (“TAR”). Finally, the continued application of Reg 213 resulted in a corresponding decrease of $0.7 billion in statutory net income for the year ended December 31, 2022, which was largely offset by net income gains on our hedging program during the same period as noted.
During the fourth quarter 2020, Equitable Financial received approval from NYDFS for its proposed amended Plan of Operation for Separate Account No. 68 (“SA 68”) for our Structured Capital Strategies product and Separate Account No. 69 (“SA 69”) for our Equi-Vest product Structured Investment Option, to change the accounting basis of these two non-insulated Separate Accounts from fair value to book value in accordance with Section 1414 of the Insurance Law to align with how we manage and measure our overall general account asset portfolio. In order to facilitate this change and comply with Section 4240(a)(10), the Company also sought approval to amend the Plans to remove the requirement to comply with Section 4240(a)(5)(iii) and substitute it with a commitment to comply with Section 4240(a)(5)(i). Similarly, the Company updated the reserves section of each Plan to reflect the fact that Regulation 128 would no longer be applicable upon the change in accounting basis. We applied this change effective January 1, 2021. The impact of the application is an increase of approximately $2.2 billion in statutory surplus and an increase in statutory net income for the year ended December 31, 2022 of $2.3 billion, respectively.

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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
to pension, other postretirement benefit obligations, and the one-time impact of the settlement of the defined benefit obligation;
•Other adjustments, which primarily include restructuring costs related to severance and separation, lease write-offs related to non-recurring restructuring activities, COVID-19 related impacts, net derivative gains (losses) on certain Non-GMxB derivatives, net investment income from certain items including consolidated VIE investments, seed capital mark-to-market adjustments, unrealized gain/losses and realized capital gains/losses from sales or disposals of select securities, certain legal accruals; and a bespoke deal to repurchase UL policies from one entity that had invested in numerous policies purchased in the life settlement market, which disposed of the risk of additional COI litigation by that entity related to those UL policies; and
•Income tax expense (benefit) related to the above items and non-recurring tax items, which includes the effect of uncertain tax positions for a given audit period.
In the first quarter 2022, the Company updated its Operating earnings measure to exclude the DAC amortization impact of near-term fluctuations in indexed segment returns on the SCS variable annuity product to reflect the impact of market fluctuations consistently with the long term duration of the product. Operating earnings were favorably impacted by this change in the amount of $78 million for the year ended December 31, 2022. The presentation of Operating earnings in prior periods was not revised to reflect this modification, however, the Company estimated that had the treatment in the Company’s Operating earnings measure of the Amortization of DAC for SCS been modified in 2020, the pre-tax impact on Operating earnings of excluding the SCS-related DAC amortization from Operating earnings would have been a decrease of $16 million and $34 million for the years ended December 31, 2021 and 2020, respectively.
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
This change in measurement only impacts our segment disclosures, and thus has no impact on our overall consolidated financial statements. Historical segment operating income (loss), revenues and assets have not been recast in the tables as the impact was immaterial.
Revenues derived from any customer did not exceed 10% of revenues for the years ended December 31, 2022, 2021 and 2020.
The table below presents operating earnings (loss) by segment and Corporate and Other and a reconciliation to net income (loss) attributable to Holdings for the years ended December 31, 2022, 2021 and 2020, respectively:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Net income (loss) attributable to Holdings	$1,785	$(439)	$(648)
Adjustments related to:
Variable annuity product features (1)	(1,315)	4,145	3,912
Investment (gains) losses	945	(867)	(744)
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	82	120	109
Other adjustments (2) (3) (4) (5)	552	717	952
Income tax expense (benefit) related to above adjustments (6)	(56)	(864)	(888)

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Non-recurring tax items (7)	16	13	(391)
Non-GAAP Operating Earnings	$2,009	$2,825	$2,302

Operating earnings (loss) by segment:
Individual Retirement	$1,140	$1,444	$1,536
Group Retirement	$525	$631	$491
Investment Management and Research	$424	$564	$432
Protection Solutions	$179	$317	$146
Corporate and Other (8)	$(259)	$(131)	$(303)
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
(3)Includes separation costs of $82 million and $108 million for the for the years ended December 31, 2021 and 2020, respectively. Separation costs were completed during 2021.
(4)Includes certain gross legal expenses related to the COI litigation and claims related to a commercial relationship of $218 million and $207 million for the years ended December 31, 2022 and 2021, respectively. Includes policyholder benefit costs of $75 million for the years ended December 31, 2022 stemming from a deal to repurchase UL policies from one entity that had invested in numerous policies purchased in the life settlement market. No adjustments were made for years ended December 31, 2020 operating earnings as the impact was immaterial.
(5)Includes Non-GMxB related derivative hedge gains and losses of ($34) million, $65 million and ($404) million for the years ended December 31, 2022, 2021 and 2020, respectively.
(6)Includes income taxes of $(554) million for the above COVID-19 items for the year ended December 31, 2020.
(7)Prior year includes a reduction in the reserve for uncertain tax positions resulting from the completion of an IRS examination in the year ended December 31, 2020.
(8)Includes interest expense and financing fees of $205 million, $241 million and $218 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
The table below presents segment revenues for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Segment revenues:
Individual Retirement (1)	$3,920	$3,785	$4,311
Group Retirement (1)	1,173	1,372	1,148
Investment Management and Research (2)	4,105	4,430	3,703
Protection Solutions (1)	3,302	3,358	3,144
Corporate and Other (1)	1,488	1,563	1,207
Adjustments related to:
Variable annuity product features	1,123	(4,268)	(2,284)
Investment gains (losses), net	(945)	867	744
Other adjustments to segment revenues (3)	(149)	(71)	442
Total revenues	$14,017	$11,036	$12,415
______________
(1)Includes investment expenses charged by AB of $95 million, $128 million and $71 million for the years ended December 31, 2022, 2021 and 2020, respectively, for services provided to the Company.
(2)Inter-segment investment management and other fees of $134 million, $126 million and $113 million for the years ended December 31, 2022, 2021 and 2020, respectively, are included in segment revenues of the Investment Management and Research segment.
(3)Includes COVID-19 impact on other adjustments due to an assumption update of $46 million and other COVID-19 related impacts of ($30) million for the year ended December 31, 2020.
The table below presents total assets by segment as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
	(in millions)
Total assets by segment:
Individual Retirement	$125,588	$143,663
Group Retirement	42,656	55,368
Investment Management and Research	12,633	11,602
Protection Solutions	37,730	50,686
Corporate and Other	34,861	30,943
Total assets	$253,468	$292,262

20)    EQUITY
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows:

	December 31, 2022			December 31, 2021
Series	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
Series A	32,000	32,000	32,000	32,000	32,000	32,000
Series B	20,000	20,000	20,000	20,000	20,000	20,000
Series C	12,000	12,000	12,000	12,000	12,000	12,000
Total	64,000	64,000	64,000	64,000	64,000	64,000

Series A Fixed Rate Noncumulative Perpetual Preferred Stock

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
In November and December 2019, Holdings’ issued a total of 32 million depositary shares, each representing a 1/1,000th interest in share of Series A Preferred Stock, $1.00 par value per share, with a liquidation preference of $25,000 per share, for aggregate net cash proceeds of $775 million ($800 million gross). The preferred stock ranks senior to Holdings’ common stock with respect to the payment of dividends and liquidation. Holdings’ will pay dividends on the Series A Preferred Stock on a noncumulative basis only when, as and if declared by the Company’s Board of Directors (or a duly authorized committee of the Board) and will be payable quarterly in arrears, at an annual rate of 5.25% on the stated amount per share. In connection with the issuance of the depositary shares and the underlying Series A Preferred Stock, Holdings’ incurred $25 million of issuance costs, which has been recorded as a reduction of additional paid-in capital. The Series A Preferred Stock is redeemable at Holdings’ option in whole or in part, on or after December 15, 2024, at a redemption price of $25,000 per share of preferred stock, plus declared and unpaid dividends. Prior to December 25, 2024, the preferred stock is redeemable at Holdings’ option, in whole but not in part, within 90 days of the occurrence of certain rating agency events at a redemption price equal to $25,500 per share, plus declared and unpaid dividends or certain regulatory capital events at a redemption price equal to $25,000 per share, plus any declared and unpaid dividends.
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
Dividends to Shareholders
Dividends declared per share were as follows for the periods indicated:

	Year ended December 31,
	2022	2021	2020
Series A dividends declared	$1,313	$1,313	$1,378
Series B dividends declared	$1,238	$1,238	$426
Series C dividends declared	$1,075	$1,006	$—
Common Stock
Dividends declared per share of common stock were as follows for the periods indicated:

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Year Ended December 31,
	2022	2021	2020
Dividends declared	$0.78	$0.71	$0.66

Share Repurchase
On February 9, 2022, the Company’s Board of Directors authorized a new $1.2 billion share repurchase program. Under this program, the Company may, from time to time purchase shares of its common stock through various means. The Company may choose to suspend or discontinue the repurchase program at any time. The repurchase program does not obligate the Company to purchase any particular number of shares. As of December 31, 2022, Holdings had authorized capacity of approximately $372 million remaining in its share repurchase program.
For the years ended December 31, 2022, 2021 and 2020, the Company repurchased approximately 28.2 million, 51.9 million and 23.7 million shares of its common stock at a total cost of approximately $0.8 billion, $1.6 billion and $0.4 billion, respectively through open market repurchases, ASRs and privately negotiated transactions. The repurchased common stock was recorded as treasury stock in the consolidated balance sheets. For the years ended December 31, 2022, 2021 and 2020, the Company reissued approximately 2.0 million, 2.3 million and 743 thousand shares of its treasury stock, respectively. For the year ended December 31, 2022, 2021 and 2020, the Company retired approximately 12.5 million, 32 million and 0 shares of its treasury stock, respectively.
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
In September 2022, Holdings entered into an ASR contract with a third-party financial institution to repurchase an aggregate of $37.5 million of Holdings’ common stock. Pursuant to the ASR, Holdings made a prepayment of $37.5 million and received initial delivery of 1.1 million shares. The ASR terminated during November 2022, at which time 0.2 million additional shares of common stock were received.
In December 2022, Holdings entered into an ASR with a third-party financial institution to repurchase an aggregate of $61 million of Holdings’ common stock. Pursuant to the ASR, Holdings made a prepayment of $61 million and initially received 1.7 million shares. The ASR terminated during February 2023, at which time an additional 0.3 million shares of common stock were received.
Accumulated Other Comprehensive Income (Loss)
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances as of December 31, 2022, and 2021 follow:

	December 31,
	2022	2021
	(in millions)
Unrealized gains (losses) on investments	$(8,142)	$2,684
Defined benefit pension plans	(651)	(669)
Foreign currency translation adjustments	(91)	(45)
Total accumulated other comprehensive income (loss)	(8,884)	1,970
Less: Accumulated other comprehensive income (loss) attributable to noncontrolling interest	(50)	(34)
Accumulated other comprehensive income (loss) attributable to Holdings	$(8,834)	$2,004

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
The components of OCI, net of taxes for the years ended December 31, 2022, 2021 and 2020 follow:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period (1)	$(13,637)	$(2,467)	$4,887
(Gains) losses reclassified into net income (loss) during the period (2)	685	(698)	(653)
Net unrealized gains (losses) on investments	(12,952)	(3,165)	4,234
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	2,126	1,052	(1,278)
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of ($891), ($562), and $786)	(10,826)	(2,113)	2,956
Change in defined benefit plans:
Reclassification to Net income (loss) of amortization of net prior service credit included in net periodic cost (3)	18	266	48
Change in defined benefit plans (net of deferred income tax expense (benefit) of ($1), $68, and $14)	18	266	48
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period	(46)	(11)	22
(Gains) losses reclassified into net income (loss) during the period	—	—	—
Foreign currency translation adjustment	(46)	(11)	22
Total other comprehensive income (loss), net of income taxes	(10,854)	(1,858)	3,026
Less: Other comprehensive income (loss) attributable to noncontrolling interest	(16)	1	7
Other comprehensive income (loss) attributable to Holdings	$(10,838)	$(1,859)	$3,019
______________
(1)For 2022, unrealized gains (losses) arising during the period is presented net of a valuation allowance of $1.6 billion established during the fourth quarter of 2022. The Company established the valuation allowance against its deferred tax assets related to unrealized capital losses in the available for sale securities portfolio. See Note 16 of the Notes to these Consolidated Financial Statements for details on the valuation allowance.
(2)See “reclassification adjustments” in Note 3 of the Notes to these Consolidated Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of ($182) million, $186 million, and ($174) million for the years ended December 31, 2022, 2021 and 2020, respectively.
(3)These AOCI components are included in the computation of net periodic costs. See Note 14 of the Notes to these Consolidated Financial Statement.
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

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
21)    EARNINGS PER COMMON SHARE
The following table presents a reconciliation of net income (loss) and weighted-average common shares used in calculating basic and diluted EPS for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Weighted-average common shares outstanding:
Weighted-average common shares outstanding — basic	377.6	417.4	450.4
Effect of dilutive securities:
Employee share awards (1)	2.3	—	—
Weighted-average common shares outstanding — diluted (2)	379.9	417.4	450.4

Net income (loss):
Net income (loss)	$2,026	$(24)	$(349)
Less: Net income (loss) attributable to the noncontrolling interest	241	415	299
Net income (loss) attributable to Holdings	1,785	(439)	(648)
Less: Preferred stock dividends	80	79	53
Net income (loss) available to Holdings’ common shareholders	$1,705	$(518)	$(701)

EPS:
Basic	$4.52	$(1.24)	$(1.56)
Diluted	$4.49	$(1.24)	$(1.56)
_____________
(1)Calculated using the treasury stock method.
(2)Due to net loss for the years ended December 31, 2021 and 2020, approximately 3.8 million and 1.7 million shares were excluded from the diluted EPS calculation.
For the years ended December 31, 2022, 2021 and 2020, 3.9 million, 8.2 million, and 10.0 million of outstanding stock awards, respectively, were not included in the computation of diluted EPS because their effect was anti-dilutive.
22)    REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests are presented in the table that follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Balance, beginning of period	$468	$143	$365
Net earnings (loss) attributable to redeemable noncontrolling interests	(59)	5	(3)
Purchase/change of redeemable noncontrolling interests	46	320	(219)
Balance, end of period	$455	$468	$143

23)     HELD-FOR-SALE:
Assets and liabilities related to the business classified as HFS are separately reported in the Consolidated Balance Sheets beginning in the period in which the business is classified as HFS.

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
AB Bernstein Research Services
On November 22, 2022, AB and Société Générale, a leading European bank, announced plans to form a joint venture combining their respective cash equities and research businesses. The consummation of the joint venture is subject to customary closing conditions, including regulatory clearances. The closing is expected to occur before the end of 2023. Upon closing, AB will own a 49% interest in the joint venture and Société Générale will own a 51% interest in the joint venture, with an option to reach 100% ownership after five years. The assets and liabilities of AB's research services business recorded at fair value, less cost to sell have been classified as held-for-sale in our Consolidated Financial Statements. As a result of classifying these assets as held-for-sale, AB recognized a non-cash valuation adjustment of $7 million on the consolidated statement of income, to recognize the net carrying value at lower of cost or fair value, less estimated costs to sell.

The following table summarizes the assets and liabilities classified as held-for-sale as of December 31, 2022 on the Company’s consolidated balance sheet:

December 31,
2022 (1)
(in millions)
Cash and cash equivalents	$159
Broker-dealer related receivables	74
Trading securities, at fair value	25
Goodwill and other intangible assets ,net	175
Other assets (2)	129
Total assets held-for-sale	562

Broker-dealer related payables	33
Customers related payables	10
Other liabilities	65
Total liabilities held-for-sale	$108
____________
(1) The assets and liabilities classified as held-for-sale are reported within our Investment Management & Research segment.
(2) Other assets includes a valuation adjustment of ($7) million.
These assets and liabilities are reported under the Investment Management & Research segment. The company has determined that AB’s exit from the research business did not represent a strategic shift that had a major effect on AB’s or the Company’s consolidated results of operations, and therefore, are not classified as discontinued operations.
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
24)     SUBSEQUENT EVENTS
Debt Offering
On January 11, 2023, the Company issued $500 million aggregate principal amount of senior notes (the “Senior Notes”). These amounts will be recorded net of the underwriting discount and issuance costs of $5 million. The Company will pay semiannual interest on the Senior Notes on January 11 and July 11 of each year, commencing on

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
July 11, 2023, and the Senior Notes will mature on January 11, 2033. The Senior Notes bear interest at 5.594% per annum. On any date prior to October 11, 2032, the Company may redeem some or all of the Senior Notes, subject to a make-whole provision. At any time on or after October 11, 2032, the Company may, at its option, redeem the Notes in whole or in part, at a price equal to 100% of the principal amount of the Senior Notes being redeemed plus accrued and unpaid interest thereon to the redemption date. The Senior Notes contain customary affirmative and negative covenants, including a limitation on certain liens and a limit on the Company’s ability to consolidate, merge, sell or otherwise dispose of all or substantially all of its assets. The Senior Notes also include customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding Senior Notes may be accelerated.
Share Repurchase
On February 9, 2023, the Company’s Board of Directors authorized a new $700 million share repurchase program. Under this program, the Company may, from time to time, purchase shares of its common stock through various means. The Company may choose to suspend or discontinue the repurchase program at any time. The repurchase program does not obligate the Company to purchase any particular number of shares. As of February 9, 2023, Holdings had authorized capacity of approximately $1.1 billion remaining in its share repurchase program.

Accelerated Share Repurchase Agreement

In January 2023, Holdings entered into an ASR with a third-party financial institution to repurchase an aggregate of $75 million of Holdings’ common stock. Pursuant to the ASR, Holdings made a prepayment of $75 million and received initial delivery of 2.0 million Holdings’ shares. The ASR is scheduled to terminate during the first quarter of 2023, at which time additional shares may be delivered or returned depending on the daily volume-weighted average price of Holdings’ common stock.

EQUITABLE HOLDINGS, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2022

	Cost (1)	Fair Value	Carrying Value
	(in millions)
Fixed maturities, AFS:
U.S. government, agencies and authorities	$7,054	$5,837	$5,837
State, municipalities and political subdivisions	609	527	527
Foreign governments	985	836	836
Public utilities	6,829	5,778	5,778
All other corporate bonds	43,883	37,793	37,793
Residential mortgage-backed	908	822	822
Asset-backed	8,859	8,490	8,490
Commercial mortgage-backed	3,823	3,235	3,235
Redeemable preferred stocks	41	43	43
Total fixed maturities, AFS	72,991	63,361	63,361
Fixed maturities, at fair value using the fair value option	1,599	1,508	1,508
Mortgage loans on real estate (2)	16,610	14,690	16,481
Policy loans	4,033	4,349	4,033
Other equity investments	2,938	3,152	3,152
Trading securities	639	677	677
Other invested assets	3,885	3,885	3,885
Total Investments	$102,695	$91,622	$93,097
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

EQUITABLE HOLDINGS, INC.
SCHEDULE II
Balance Sheets (Parent Company)
December 31, 2022 and 2021

	December 31,
	2022	2021
	(in millions, except share amounts)
ASSETS
Investment in consolidated subsidiaries	$2,929	$13,128
Fixed maturities available-for-sale, at fair value (amortized cost of $737 and $884)	693	874
Other equity investments	139	92
Other invested assets	448	—
Total investments	4,209	14,094
Cash and cash equivalents	711	867
Goodwill and other intangible assets, net	1,242	1,255
Loans to affiliates	990	755
Receivable from affiliates	714	585
Current and deferred income taxes assets	521	600
Other assets	265	44
Total Assets	$8,652	$18,200

LIABILITIES
Short-term debt	$520	$—
Long-term debt	3,322	3,839
Employee benefits liabilities	777	853
Loans from affiliates	1,900	1,900
Payable to affiliates	394	48
Other liabilities	81	41
Total Liabilities	$6,994	$6,681

EQUITY ATTRIBUTABLE TO HOLDINGS
Preferred stock and additional paid-in capital, $1 par value and $25,000 liquidation preference	$1,562	$1,562
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 508,418,442 and 520,918,331 shares issued, respectively; 365,081,940 and 391,290,224 shares outstanding, respectively	4	4
Additional paid-in capital	2,299	1,919
Treasury stock, at cost, 143,336,502 and 129,628,107 shares, respectively	(3,297)	(2,850)
Retained earnings	9,924	8,880
Accumulated other comprehensive income (loss)	(8,834)	2,004
Total equity attributable to Holdings	1,658	11,519
Total Liabilities and Equity Attributable to Holdings	$8,652	$18,200

The financial information of Equitable Holdings, Inc. should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

EQUITABLE HOLDINGS, INC.
SCHEDULE II

STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) (PARENT COMPANY)
YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020

	2022	2021	2020
	(in millions)
REVENUES
Equity in income (losses) from continuing operations of consolidated subsidiaries	$1,935	$(152)	$(668)
Net investment income (loss)	66	26	26
Investment gains (losses), net	—	(12)	—
Total revenues	2,001	(138)	(642)

EXPENSES
Interest expense	248	241	229
Other operating costs and expenses	33	58	40
Total expenses	281	299	269
Income (loss) from continuing operations, before income taxes	1,720	(437)	(911)
Income tax (expense) benefit	65	(2)	263
Net income (loss) attributable to Holdings	1,785	(439)	(648)
Less: Preferred stock dividends	80	79	53
Net income (loss) available to Holdings' common shareholders	$1,705	$(518)	$(701)

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$1,785	$(439)	$(648)
Other comprehensive income (loss) net of income taxes:
Change in net unrealized gains (losses) on investments	(6)	(85)	47
Change in defined benefit plans	10	251	53
Equity in net other comprehensive income (loss) from continuing operations of consolidated subsidiaries	(10,842)	(2,025)	2,919
Total other comprehensive income (loss), net of income taxes	(10,838)	(1,859)	3,019
Comprehensive income (loss)	$(9,053)	$(2,298)	$2,371

The financial information of Equitable Holdings, Inc. should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

EQUITABLE HOLDINGS, INC.
SCHEDULE II
STATEMENTS OF CASH FLOWS (PARENT COMPANY)
YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020

	2022	2021	2020
	(in millions)
Net income (loss) attributable to Holdings	$1,785	$(439)	$(648)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in net (earnings) loss of subsidiaries	(1,935)	152	668
Non-cash long term incentive compensation expense	64	15	27
Amortization and depreciation	57	60	40
Equity (income) loss limited partnerships	(29)	(19)	(8)
Dividends from subsidiaries	1,801	792	2,877
Changes in:
Current and deferred taxes	104	(151)	(250)
Other, net	(23)	14	(135)
Net cash provided by (used in) operating activities	$1,824	$424	$2,571

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$131	$210	$131
Short-term investments	550	—	—
Other	5	—	—
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	—	—	(1,011)
Short-term investments	(1,000)	—	—
Other	(16)	(7)	(21)
Net issuance on credit facilities to affiliates	(235)	(80)	(115)
Proceeds from the sale of subsidiary	—	215	—
Net cash provided by (used in) investing activities	$(565)	$338	$(1,016)

Cash flows from financing activities:
Issuance of preferred stock	$—	$293	$494
Repayment of long-term debt	—	(280)	—
Proceeds from loans from affiliates	—	1,000	—
Repayments of loans from affiliates	—	—	(300)
Shareholder dividends paid	(294)	(296)	(297)
Preferred dividends paid	(80)	(79)	(53)
Purchase of treasury shares	(849)	(1,637)	(430)
Capital contribution to subsidiaries	(225)	(815)	(350)
Other, net	33	(53)	—
Net cash provided by (used in) financing activities	$(1,415)	$(1,867)	$(936)

Change in cash and cash equivalents	(156)	(1,105)	619
Cash and cash equivalents, beginning of year	867	1,972	1,353
Cash and cash equivalents, end of year	$711	$867	$1,972

Supplemental cash flow information:
Interest paid	$185	$209	$196
Income taxes (refunded) paid	$153	$153	$(265)

Non-cash transactions from investing and financing activities:
Change in investment in subsidiary from issuance of AB Units for CarVal acquisition	$314	$—	$—
Non-cash dividends from subsidiaries	$22	$—	$—
Dividend of AB Units from subsidiary	$—	$23	$—
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
2)    LOANS TO AFFILIATES
On November 4, 2019, Holdings made available to AB a $900 million committed, unsecured senior credit facility (the “EQH Facility”). The EQH Facility matures on November 4, 2024 and is available for AB's general business purposes. Borrowings by AB under the EQH Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates. The EQH Facility contains affirmative, negative and financial covenants which are substantially similar to those in AB’s committed bank facilities. The EQH Facility also includes customary events of default substantially similar to those in AB’s committed bank facilities, including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lender’s commitment may be terminated. Amounts under the EQH Facility may be borrowed, repaid and re-borrowed by AB from time to time until the maturity of the facility. AB or Holdings may reduce or terminate the commitment at any time without penalty upon proper notice. Holdings also may terminate the facility immediately upon a change of control of the general partner. In As of December 31, 2022 and 2021, $900 million and $755 million were outstanding under the EQH Facility with interest rates of approximately 4.3% and 0.2%, respectively, respectively.
3)    LOANS FROM AFFILIATES
In June 2021, Holdings received a $1.0 billion 10-year term loan from Equitable Financial. The loan has an interest rate of 3.23% and matures in June 2031. As of December 31, 2022 and 2021, $1.0 billion was outstanding on the loan.
In November 2019, Holdings received a $900 million loan from Equitable Financial. The loan has an interest rate of one- month LIBOR plus 1.33%. The loan matures on November 4, 2024. As of December 31, 2022 and 2021, $900 million was outstanding on the loan.
Interest cost related to loans from affiliates totaled $60 million, $30 million and $32 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
5)    ISSUANCE OF SERIES A, SERIES B AND SERIES C FIXED RATE NONCUMULATIVE PERPETUAL PREFERRED STOCK
See Note 20 of the Notes to the Consolidated Financial Statements.
6)    SHARE REPURCHASE
See Note 20 of the Notes to the Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.

SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2022

	Individual Retirement	Group Retirement	Investment Management and Research	Protection Solutions	Corporate and Other	Total
	(in millions)
Deferred policy acquisition costs	$4,661	$1,075	$—	$2,124	$298	$8,158
Policyholders’ account balances	40,790	13,141	—	14,939	14,985	83,855
Future policy benefits and other policyholders' liabilities	20,578	(16)	—	5,129	8,433	34,124
Policy charges and premium revenue	1,513	318	—	2,087	317	4,235
Net derivative gains (losses)	1,626	(7)	41	(16)	52	1,696
Net investment income (loss)	1,239	605	(108)	961	618	3,315
Policyholders’ benefits and interest credited	1,237	281	—	2,477	799	4,794
Amortization of deferred policy acquisition costs	419	8	—	112	3	542
All other operating expenses (1)	726	249	3,255	753	1,173	6,156

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2021

	Individual Retirement	Group Retirement	Investment Management and Research	Protection Solutions	Corporate and Other	Total
	(in millions)
Deferred policy acquisition costs (2)	$3,639	$776	$—	$1,066	$10	$5,491
Policyholders’ account balances (2)	38,456	13,049	—	15,027	12,825	79,357
Future policy benefits and other policyholders' liabilities (2)	22,904	3	—	4,843	8,967	36,717
Policy charges and premium revenue	1,867	371	—	2,016	343	4,597
Net derivative gains (losses)	(4,386)	(29)	(13)	(83)	46	(4,465)
Net investment income (loss)	1,221	751	25	1,102	747	3,846
Policyholders’ benefits and interest credited	912	303	—	2,478	744	4,437
Amortization of deferred policy acquisition costs	294	2	—	95	2	393
All other operating expenses (1)	814	362	3,241	780	1,178	6,375

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2020

	Individual Retirement	Group Retirement	Investment Management and Research	Protection Solutions	Corporate and Other	Total
	(in millions)
Deferred policy acquisition costs (2)	$3,178	$632	$—	$418	$15	$4,243
Policyholders’ account balances (2)	30,736	12,828	—	14,875	8,381	66,820
Future policy benefits and other policyholders' liabilities (2)	25,212	9	—	5,031	9,629	39,881
Policy charges and premium revenue	2,034	295	—	2,013	390	4,732
Net derivative gains (losses)	(1,999)	(2)	(36)	413	(98)	(1,722)
Net investment income (loss)	1,337	644	36	941	519	3,477
Policyholders’ benefits and interest credited	3,086	305	—	2,372	785	6,548
Amortization of deferred policy acquisition costs	321	73	—	1,220	(1)	1,613
All other operating expenses (1)	724	284	2,815	546	978	5,347
_____________
(1)Operating expenses are allocated to segments.
(2)Excludes amounts reclassified as HFS.

EQUITABLE HOLDINGS, INC.

SCHEDULE IV
REINSURANCE (1)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
			(in millions)
2022
Life insurance in-force	$483,069	$174,819	$31,337	$339,587	9.2%

Premiums:
Life insurance and annuities	$822	$182	$172	$812	21.2%
Accident and health	220	46	8	182	4.4%
Total premiums	$1,042	$228	$180	$994	18.1%

2021
Life insurance in-force	$484,082	$185,203	$31,971	$330,850	9.7%

Premiums:
Life insurance and annuities	$802	$155	$181	$828	21.9%
Accident and health	168	44	8	132	6.1%
Total premiums	$970	$199	$189	$960	19.7%

2020
Life insurance in-force	$473,514	$94,231	$33,098	$412,381	8.0%

Premiums:
Life insurance and annuities	$805	$113	$213	$905	23.5%
Accident and health	124	41	9	92	9.8%
Total premiums	$929	$154	$222	$997	22.3%
______________
(1)Includes amounts related to the discontinued group life and health business.

Part II, Item 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Part II, Item 9A
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The management of the Company, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of December 31, 2022. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.
Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). Based on the evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
On July 1, 2022, AllianceBernstein L.P. completed its acquisition of CarVal Investors L.P. (“CarVal”). Consistent with guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of the Company’s internal control over financial reporting related to CarVal. Total assets and total revenues of CarVal that were excluded from management’s assessment each constitute less than 1% as of and for the year ended December 31, 2022.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during the quarter ended December 31, 2022, that have affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II, Item 9B.
OTHER INFORMATION
Sixth Amended and Restated By-laws
On February 15, 2023, the Board of Directors of Equitable Holdings, Inc. (the “Board”) approved the Sixth Amended and Restated By-laws of Equitable Holdings, Inc. (the “By-laws”), effective as of February 15, 2023. The Board approved amendments to provisions of the By-laws intended to address universal proxy rules recently adopted by the U.S. Securities and Exchange Commission (the "SEC"), by, among other things, clarifying that no person may solicit proxies in support of a director nominee, other than the Board's nominees, unless such person has complied with Rule 14a-19 under the Securities Exchange Act of 1934, as amended, including applicable notice and solicitation requirements. Further, any stockholder directly or indirectly soliciting proxies from other stockholders must use a proxy card color other than white, with the white proxy card being reserved for exclusive use by the Board.
The amendments also require any candidate for the Board nominated by a stockholder to provide additional background information by completing a Director Questionnaire.
The Board also approved the restatement of the By-laws to better conform the By-laws with recent amendments in Delaware corporate law relating to the provision of stockholder lists at the annual meeting. This amendment is intended to address privacy concerns relating to the broadcast of stockholder information via the virtual meeting format by removing the requirement that stockholder lists be provided during a meeting.
The foregoing description of the changes contained in the By-laws does not purport to be complete and is qualified in its entirety by reference to the full text of the By-laws, a copy of which is attached hereto as Exhibit 3.2 to this Form 10-K and is incorporated herein by reference.
Mark Pearson Employment Agreement
On February 15, 2023, Equitable Holdings, Inc., Equitable Financial Life Insurance Company and Mark Pearson, the Company’s President and Chief Executive Officer, entered into a letter agreement (the “Letter Agreement”) amending the term of Mr. Pearson’s employment agreement to delete the references to the automatic termination of the agreement upon Mr. Pearson reaching 65 years of age.
The foregoing description of the Letter Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Letter Agreement, a copy of which is attached hereto as Exhibit 10.2.6 to this Form 10-K and is incorporated herein by reference.
Part II, Item 9C.
DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Part III, Item 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to, and will be contained in, the Company’s 2023 Proxy Statement.
Part III, Item 11.
EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to, and will be contained in, the Company’s 2023 Proxy Statement.
Part III, Item 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information

The following table provides information as of December 31, 2022, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our common stock. For additional information about our equity compensation plans, see Note 15 of Notes to the Consolidated Financial Statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders
Omnibus Plan	7,485,758	(1)	21.79	(2)	20,262,086
Stock Purchase Plan (3) (4)					5,094,881
Equity compensation plans not approved by security holders	—				—
Total	7,485,758				25,356,967
_____________
(1)Represents 1,907,979 outstanding options, 2,854,295 outstanding RSUs and 2,723,484 outstanding performance shares as of December 31, 2022 under the 2018 & 2019 Omnibus Plan. Totals include dividend equivalents on performance shares of 71,425 and on RSUs of 132,751. The number of performance shares represents the number of shares that would be received based on maximum performance, reduced for cancellations through December 31, 2022. The actual number of shares the Compensation Committee will award at the end of each performance period will range between 0% and 200% of the target number of units granted, based upon a measure of the reported performance of the Company relative to stated goals.
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
All of the other information required by this item is incorporated by reference to, and will be contained in, the Company’s 2023 Proxy Statement.
Part III, Item 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to, and will be contained in, the Company’s 2023 Proxy Statement.
Part III, Item 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to, and will be contained in, the Company’s 2023 Proxy Statement.

Part IV, Item 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:

		Page Number
1.	Financial Statements—Item 8. Financial Statements and Supplementary Data	125
2.	Financial Statement Schedules:
	Schedule I—Summary of Investments Other Than Investments in Related Parties as of December 31, 2022	232
	Schedule II—Condensed Financial Information of Parent Company as of December 31, 2022 and 2021, and for the Years Ended December 31, 2022, 2021 and 2020	233
	Schedule III—Supplementary Insurance Information as of December 31, 2022 and 2021 and for the Years Ended December 31, 2022, 2021 and 2020	237
	Schedule IV—Reinsurance for the Years Ended December 31, 2022, 2021 and 2020	238
3.	Exhibits: See the accompanying Index to Exhibits.	249

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

General Account Investment Portfolio	The invested assets held in the General Account.

General Account (“GA”)	The assets held in the general accounts of our insurance companies as well as assets held in our separate accounts on which we bear the investment risk.

GMxB	A general reference to all forms of variable annuity guaranteed benefits, including guaranteed minimum living benefits, or GMLBs (such as GMIBs, GMWBs and GMABs), and guaranteed minimum death benefits, or GMDBs (inclusive of return of premium death benefit guarantees).

Guaranteed income benefit (“GIB”)	An optional benefit which provides the policyholder with a guaranteed lifetime annuity based on predetermined annuity purchase rates applied to a GIB benefit base, with annuitization automatically triggered if and when the contract AV falls to zero.

Guaranteed minimum accumulation benefits (“GMAB”)	An optional benefit (available for an additional cost) which entitles an annuitant to a minimum payment, typically in lump-sum, after a set period of time, typically referred to as the accumulation period. The minimum payment is based on the benefit base, which could be greater than the underlying AV.

Guaranteed minimum death benefits (“GMDB”)	An optional benefit (available for an additional cost) that guarantees an annuitant’s beneficiaries are entitled to a minimum payment based on the benefit base, which could be greater than the underlying AV, upon the death of the annuitant.

Guaranteed minimum income benefits (“GMIB”)	An optional benefit (available for an additional cost) where an annuitant is entitled to annuitize the policy and receive a minimum payment stream based on the benefit base, which could be greater than the underlying AV.

Guaranteed minimum living benefits (“GMLB”)	A reference to all forms of guaranteed minimum living benefits, including GMIBs, GMWBs and GMABs (does not include GMDBs).

Guaranteed minimum withdrawal benefits (“GMWB”)	An optional benefit (available for an additional cost) where an annuitant is entitled to withdraw a maximum amount of their benefit base each year, for which cumulative payments to the annuitant could be greater than the underlying AV.

Guaranteed Universal Life (“GUL”)	A universal life insurance offering with a lifetime no lapse guarantee rider, otherwise known as a guaranteed UL policy. With a GUL policy, the premiums are guaranteed to last the life of the policy.

Guaranteed withdrawal benefit for life (“GWBL”)	An optional benefit (available for an additional cost) where an annuitant is entitled to withdraw a maximum amount of their benefit base each year, for the duration of the policyholder’s life, regardless of account performance.

High net worth	Refers to individuals with $1,000,000 or more of investable assets.

Index-linked annuities	An annuity that provides for asset accumulation and asset distribution needs with an ability to share in the upside from certain financial markets such as equity indices, or an interest rate benchmark. With an index-linked annuity, the policyholder’s AV can grow or decline due to various external financial market indices performance.

Indexed Universal Life (“IUL”)	A permanent life insurance offering built on a universal life insurance framework that uses an equity-linked approach for generating policy investment returns.

Living benefits	Optional benefits (available at an additional cost) that guarantee that the policyholder will get back at least his original investment when the money is withdrawn.

Mortality and expense risk fee (“M&E fee”)	A fee charged by insurance companies to compensate for the risk they take by issuing life insurance and variable annuity contracts.

Net flows	Net change in customer account balances in a period including, but not limited to, gross premiums, surrenders, withdrawals and benefits. It excludes investment performance, interest credited to customer accounts and policy charges.

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
•“AFS” means available-for-sale.
•“AOCI” means accumulated other comprehensive income.
•“ASC” means Accounting Standards Codification
•“ASR” means accelerated share repurchase
•“ASU” means Accounting Standards Update
•“ASX” means Australian Securities Exchange
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
•“bps” means basis points
•“CDC” means Center for Disease Control and Prevention
•“CDS” means credit default swaps
•“CDSC” means contingent deferred sales commissions
•“CEA” means Commodity Exchange Act
•“CECL” means current expected credit losses
•“CEO” means Chief Executive Officer
•“CFTC” means U.S. Commodity Futures Trading Commission
•“CLO” means collateralized loan obligation
•“CMBS” means commercial mortgage-backed security
•“COI” means cost of insurance
•“COLI” means corporate owned life insurance
•“Company” means Equitable Holdings, Inc. with its consolidated subsidiaries
•“COVID-19” means coronavirus disease of 2019
•“CS Life” means Corporate Solutions Life Reinsurance Company, a Delaware corporation and a wholly-owned direct subsidiary of Holdings.
•“CSA” means credit support annex
•“CSLRC” means Corporate Solutions Life Reinsurance Company
•“DCO” means designated clearing organization
•“DI” means disability income
•“Dodd-Frank Act” means Dodd-Frank Wall Street Reform and Consumer Protection Act
•“DOL” means U.S. Department of Labor
•“DSC” means debt service coverage
•“EAFE” means European, Australasia, and Far East
•“EBITDA” means earnings before interest, taxes, depreciation and amortization
•“EDP” means electronic data processing
•“EFS” means Equitable Financial Services, LLC, a Delaware corporation and a wholly-owned direct subsidiary of Holdings
•“EIM” means Equitable Investment Management Group, LLC, a Delaware limited liability company and a wholly-owned indirect subsidiary of Holdings.
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
•“FASB” means Financial Accounting Standards Board
•“FDIC” means Federal Deposit Insurance Corporation
•“FHLB” means Federal Home Loan Bank
•“FINRA” means Financial Industry Regulatory Authority, Inc.
•“FIO” means Federal Insurance Office
•“FMV” means fair market value
•“FSOC” means Financial Stability Oversight Council
•“FTSE” means Financial Times Stock Exchange
•“FVO” means fair value option
•“FYP” means first year premium and deposits
•The “General Partner” means AllianceBernstein Corporation, a Delaware corporation and the general partner of AB Holding and ABLP.
•“GIO” means guaranteed interest option
•“HFS” means held-for-sale
•“Holdings” means Equitable Holdings, Inc.
•“HTM” means held-to-maturity
•“HR” means Human Resources
•“IFRS” means International Financial Reporting Standards
•“IT” means information technology
•“Investment Advisers Act” means Investment Advisers Act of 1940, as amended
•“IPO” means initial public offering
•“IRS” means Internal Revenue Service
•“ISDA Master Agreement” means International Swaps and Derivatives Association Master Agreement
•“IUS” means Investments Under Surveillance
•“K-12 education market” means individuals in the kindergarten, primary and secondary education market
•“KBRA” means Kroll Bond Rating Agency
•“LDTI” means long duration targeted improvements
•“LGD” means loss given default
•“LIBOR” means London Interbank Offered Rate
•“LIS” means AllianceBernstein Lifetime Income Strategy
•“LTV” means loan-to-value
•“Manual” means Accounting Practices and Procedures Manual as established by the NAIC
•“MD&A” means Management’s Discussion and Analysis of Financial Condition and Results of Operations
•“MRBs” means market risk benefits
•“MSCI” means Morgan Stanley Capital International
•“MSO” means Market Stabilizer Option

•“NAIC” means National Association of Insurance Commissioners
•“NAR” means net amount at risk
•“NAV” means net asset value
•“NFA” means National Futures Association
•“NLG” means no-lapse guarantee
•“NMS” means National Market System
•“NRSRO” means Nationally Recognized Statistical Ratings Organization
•“NYDFS” means New York State Department of Financial Services
•“NYSE” means New York Stock Exchange
•“OCI” means other comprehensive income
•“OTC” means over-the-counter
•“OTTI” means other than temporary impairment
•“PBO” means projected benefit obligation
•“PD” means probability of default
•“Pension Act” means Pension Protection Act of 2006
•“PFBL” means profits followed by losses
•“R&P” means retirement and protection
•“RBG” means the Retirement Benefits Group, a specialized division of Equitable Advisors
•“REIT” means real estate investment trusts
•“RoU” means right of use
•“RMBS” means residential mortgage-backed security
•“ROE” means return on equity
•“RSUs” means restricted stock units
•“RTM” means reversion to the mean
•“SAP” means statutory accounting principles
•“SCB LLC” means Sanford C. Bernstein & Co., LLC, a registered investment adviser and broker-dealer
•“SCBL” means Sanford C. Bernstein Limited
•“SCS” means Structured Capital Strategies
•“SEC” means U.S. Securities and Exchange Commission
•“SECURE” means Setting Every Community Up for Retirement Enhancement
•“Series A Preferred Stock” means Holdings’ Series A Fixed Rate Noncumulative Perpetual Preferred Stock
•“Series B Preferred Stock” means Holdings’ Series B Fixed Rate Reset Noncumulative Perpetual Preferred Stock
•“Series C Preferred Stock” means Holdings’ Series C Fixed Rate Reset Noncumulative Perpetual Preferred Stock
•“SIO” means structured investment option
•“SPE” means special purpose entity
•“SSAP” means Statements of Standard Accounting Practice
•“SVO” means Securities Valuation Office
•“TDRs” means troubled debt restructurings
•“TIPS” means treasury inflation-protected securities
•“Topix” means Tokyo Stock Price Index
•“U.S.” means United States
•“U.S. GAAP” means accounting principles generally accepted in the United States of America
•“USD” means United States Dollar
•“ULSG” means universal life products with secondary guarantee
•“Venerable” means Venerable Holdings, Inc., a Delaware corporation
•“VIAC” means Venerable Insurance and Annuity Company
•“VIE” means variable interest entity
•“VISL” means variable interest-sensitive life
•“VOE” means voting interest entity

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
3.1	Second Amended and Restated Certificate of Incorporation of Equitable Holdings, Inc., effective May 19, 2022 (incorporated by reference to Exhibit 3.1 to our Form 8-K, filed on May 20, 2022).
3.2#	Equitable Holdings, Inc. Sixth Amended and Restated By-laws, effective February 15, 2023.
3.3	Certificate of Designations with respect to the Series A Preferred Stock of the Company, dated November 21, 2019 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on November 21, 2019).
3.4	Certificate of Designations with respect to the Series B Preferred Stock of the Company, filed August 7, 2020 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on August 11, 2020).
3.5	Certificate of Designation with respect to the Series C Preferred Stock of the Company, dated January 6, 2021 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on January 6, 2021).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-221521 (the “IPO Form S-1”)).
4.2	Indenture, dated as of December 1, 1993 from AXA Financial, Inc. to The Bank of NY Mellon Trust Company, N.A. (formerly known as Chemical Bank), as Trustee (incorporated by reference to Exhibit 4.2 to the IPO Form S-1).
4.3	Fourth Supplemental Indenture, dated April 1, 1998, from AXA Financial, Inc. to The Chase Manhattan Bank (formerly known as Chemical Bank), as Trustee, together with forms of global Senior Note and global Senior Indenture (incorporated by reference to Exhibit 4.3 to the IPO Form S-1).
4.4	Fifth Supplemental Indenture, dated October 1, 2018, among AXA Equitable Holdings, Inc. AXA Financial, Inc. and The Bank of NY Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on October 1, 2018).
4.5	Indenture, dated as of April 20, 2018, among AXA Equitable Holdings, Inc., as issuer, Wilmington Saving Fund Society, FSB, as trustee, and Citibank, N.A., as security registrar and paying agent (incorporated by reference to Exhibit 4.4 to the IPO Form S-1).
4.6	First Supplemental Indenture, dated as of April 20, 2018, among AXA Equitable Holdings, Inc., as issuer, Wilmington Saving Fund Society, FSB, as trustee, and Citibank, N.A., as security registrar and paying agent (incorporated by reference to Exhibit 4.5 to the IPO Form S-1).
4.7	Second Supplemental Indenture, dated as of April 20, 2018, among AXA Equitable Holdings, Inc., as issuer, Wilmington Saving Fund Society, FSB, as trustee, and Citibank, N.A., as security registrar and paying agent (incorporated by reference to Exhibit 4.6 to the IPO Form S-1).
4.8	Third Supplemental Indenture, dated as of April 20, 2018, among AXA Equitable Holdings, Inc., as issuer, Wilmington Saving Fund Society, FSB, as trustee, and Citibank, N.A., as security registrar and paying agent (incorporated by reference to Exhibit 4.7 to the IPO Form S-1).
4.10	Third Supplemental Indenture, dated January 11, 2023, between Equitable Holdings, Inc., as issuer, and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on January 11, 2023).
4.11#	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1	Master Agreement, dated as of April 10, 2013, by and among AXA Equitable Financial Services, LLC, AXA Financial, Inc. and Protective Life Insurance Company (incorporated by reference to Exhibit 10.5 to the IPO Form S-1).
10.2†	Employment Agreement, dated as of March 9, 2011, by and between AXA Financial, Inc. and Mark Pearson (incorporated by reference to Exhibit 10.7 to the IPO Form S-1).
10.2.1†	Letter Agreement, dated February 19, 2013, between AXA Financial, Inc., AXA Equitable Life Insurance Company and Mark Pearson (incorporated by reference to Exhibit 10.7.1 to the IPO Form S-1).
10.2.2†	Letter Agreement, dated May 14, 2015, between AXA Financial, Inc., AXA Equitable Life Insurance Company and Mark Pearson (incorporated by reference to Exhibit 10.7.2 to the IPO Form S-1).
10.2.3†	Letter Agreement, dated February 27, 2019, between AXA Equitable Holdings, Inc., AXA Equitable Life Insurance Company and Mark Pearson. (incorporated by reference to Exhibit 10.7.3 to our Form 10-K for the fiscal year ended December 31, 2018, (the “2018 Form 10-K”)).
10.2.4†	Waiver Agreement, dated May 9, 2019, to Mark Pearson’s Employment Agreement dated March 9, 2011 (incorporated by reference to Exhibit 10.1 to AXA Equitable Holdings, Inc.’s Form 10-Q for the quarterly period ending June 30, 2019.
10.2.5†	Letter Agreement, dated December 18, 2019, between AXA Equitable Holdings, Inc., AXA Equitable Life Insurance Company and Mark Pearson (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 19, 2019).

10.2.6†#	Letter Agreement, dated February 14, 2023, between Equitable Holdings, Inc., Equitable Financial Life Insurance Company and Mark Pearson.
10.3†	Director Indemnification Agreement, dated May 4, 2018, between AXA Equitable Holdings, Inc. and each of its directors (incorporated by reference to Exhibit 10.6 to our Form 10-Q for the quarterly period ending March 31, 2018).
10.4	Commercial Paper Dealer Agreement 4(a)(2) Program, dated as of June 1, 2015, between AllianceBernstein L.P., as Issuer, and Citigroup Global Markets Inc., as Dealer (incorporated by reference to Exhibit 10.08 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2015).
10.5	Commercial Paper Dealer Agreement 4(a)(2) Program, dated as of June 1, 2015, between AllianceBernstein L.P., as Issuer, and Credit Suisse Securities (USA) LLC, as Dealer (incorporated by reference to Exhibit 10.09 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2015).
10.6	Commercial Paper Dealer Agreement 4(a)(2) Program, dated as of June 1, 2015, between AllianceBernstein L.P., as Issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer (incorporated by reference to Exhibit 10.10 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2015).
10.7	Amended and Restated Revolving Credit Agreement, dated as of October 13, 2021 (incorporated by reference to Exhibit 10.01 of AB Holding’s Form 8-K).
10.8†	Profit Sharing Plan for Employees of AllianceBernstein L.P., as amended and restated as of January 1, 2015 and as further amended as of January 1, 2017 (incorporated by reference to Exhibit 10.05 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2015).
10.8.1†	Amendment to the Profit Sharing Plan for Employees of AllianceBernstein L.P., dated as of October 20, 2016 and effective as of January 1, 2017 (incorporated by reference to Exhibit 10.06 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2017).
10.8.2†	Amendment to the Profit Sharing Plan for Employees of AllianceBernstein L.P., dated as of April 1, 2018 (incorporated by reference to Exhibit 10.12 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2018).
10.9†	Employment Agreement, dated as of April 28, 2017, among Seth Bernstein, AllianceBernstein Holding L.P., AllianceBernstein L.P. and AllianceBernstein Corporation (incorporated by reference to Exhibit 10.3 to AB Holding’s Form 8-K filed on May 1, 2017).
10.9.1†	Amendment to Seth P. Bernstein’s Employment Agreement (incorporated by reference to Exhibit 10.01 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2018).
10.9.2†	Amendment No. 2 to Seth P. Bernstein’s Employment Agreement (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on December 19, 2019).
10.10†	AB 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.06 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2017).
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

10.19.3	Amendment No. 3 to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Commerzbank AG, New York Branch (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 10, 2022).
10.20†	Equitable Severance Benefit Plan (incorporated by reference to Exhibit 10.45 to the IPO Form S-1).

10.21†	Equitable Supplemental Severance Plan for Executives (incorporated by reference to Exhibit 10.25 to our Form 10-Q for the quarterly period ending March 31, 2018).
10.22†	Equitable Supplemental Severance Plan for Executives, as amended and restated as of August 9, 2019 (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ending June 30, 2019).
10.23†	Equitable Executive Survivor Benefits Plan (incorporated by reference to Exhibit 10.47 to the IPO Form S-1).
10.24†	Amended and Restated Variable Deferred Compensation Plan for Executives (incorporated by reference to Exhibit 10.48 to the IPO Form S-1).
10.25†	Amended and Restated Equitable Post-2004 Variable Deferred Compensation Plan for Executives (incorporated by reference to Exhibit 10.49 to the IPO Form S-1).
10.26†	Amendment to the Equitable Post-2004 Variable Deferred Compensation Plan for Executives, effective as of January 1, 2019 (incorporated by reference to Exhibit 10.69 to the 2018 Form 10-K).
10.27†	Equitable Excess Retirement Plan (incorporated by reference to Exhibit 10.50 to the IPO Form S-1).
10.28†	Equitable Holdings, Inc. Equity Plan for Directors (incorporated by reference to Exhibit 10.51 to the IPO Form S-1).
10.29†	Form of Stock Option Agreement under the Equitable Holdings, Inc. Equity Plan for Directors (incorporated by reference to Exhibit 10.52 to the IPO Form S-1).
10.30†	Form of Restricted Stock Agreement under the Equitable Holdings, Inc. Equity Plan for Directors (incorporated by reference to Exhibit 10.53 to the IPO Form S-1).
10.31†	Equitable Post-2004 Variable Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.54 to the IPO Form S-1).
10.32†	Equitable Holdings, Inc. Charitable Award Program for Directors (incorporated by reference to Exhibit 10.55 to the IPO Form S-1).
10.33†	Equitable Holdings, Inc. Short-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.56 to the IPO Form S-1).
10.34†	AXA Equitable Holdings, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.57 to the IPO Form S-1).
10.35†	Equitable Holdings, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Appendix B of the Equitable Holdings, Inc. DEF 14A, as filed on April 8, 2020).
10.36†	Equitable Holdings, Inc. Stock Purchase Plan (incorporated by reference to Exhibit 10.62 to the 2018 Form 10-K).
10.37†	Form of 2022 Performance Shares Award Agreement under the 2019 Omnibus Incentive Plan, effective February 16, 2022 (incorporated by reference to Exhibit 10.37 to our Form 10-K for the fiscal period ended December 31, 2021 (the “2021 Form 10-K)).
10.38†	Form of 2022 Restricted Stock Unit Award Agreement under the 2019 Omnibus Incentive Plan, effective February 16, 2022 (incorporated by reference to Exhibit 10.38 to the 2021 Form 10-K).
10.39†#	Form of 2023 Performance Share Award Agreement under the 2019 Omnibus Incentive Plan, effective February 15, 2023.
10.40† #	Form of 2023 Restricted Stock Unit Award Agreement under the 2019 Omnibus Incentive Plan, effective February 15, 2023.
10.41†	Form of Stock Option Award Agreement under the 2019 Omnibus Incentive Plan for awards granted before February 16, 2022 (incorporated by reference to Exhibit 10.58 to our Form 10-K for the fiscal period ended December 31, 2020 (the “2020 Form 10-K”)).
10.42†	AllianceBernstein 2021 Incentive Compensation Award Program (incorporated by reference to Exhibit 10.01 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2021, (the “AB 2021 Form 10-K”).
10.43†	AllianceBernstein 2021 Deferred Cash Compensation Program (incorporated by reference to Exhibit 10.02 of the AB 2021 Form 10-K).
10.44†	Form of Award Agreement, dated as of December 31, 2021, under Incentive Compensation Award Program, Deferred Cash Compensation Program and AB 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.03 of the AB 2021 Form 10-K).
10.45†	Form of Award Agreement under AB 2017 Long Term Incentive Plan relating to equity compensation awards to Independent Directors (incorporated by reference to Exhibit 10.04 of the AB 2021 Form 10-K).
10.46†	AllianceBernstein Change in Control Plan for Executive Officers (incorporated by reference to Exhibit 99.01 to AB Holding’s Form 8-K, as filed December 14, 2020).

10.47	Master Transaction Agreement, dated as of October 27, 2020 among Equitable Holdings, Inc., Venerable Insurance and Annuity Company and solely with respect to Article XIV, Venerable Holdings, Inc. (incorporated by reference to Exhibit 10.64 to the 2020 Form 10-K).
10.48
Coinsurance and Modified Coinsurance Agreement, dated as of June 1, 2021, between Equitable Financial Life Insurance Company and Corporate Solutions Life Reinsurance Company (redacted) (incorporated by reference to Exhibit 10.1 to the on Form 8-K filed by Equitable Financial Life Insurance Company on June 1, 2021).

10.49	Master Transaction Agreement, dated as of August 16, 2022 among Equitable Financial Life Insurance Company and First Allmerica Financial Life Insurance Company (redacted) (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarterly period ending September 30, 2022).
10.50	Coinsurance and Modified Coinsurance Agreement, dated as of October 3, 2022, between Equitable Financial Life Insurance Company and First Allmerica Financial Life Insurance Company (redacted) (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ending September 30, 2022).
21.1#	List of Subsidiaries of Equitable Holdings, Inc.
23.1#	Consent of PricewaterhouseCoopers LLP.
31.1#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101)

#	Filed herewith.
†	Identifies each management contract or compensatory plan or arrangement.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Equitable Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2023.

EQUITABLE HOLDINGS, INC.

By:	/s/ Mark Pearson
Name: Mark Pearson
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on February 21, 2023.

Signature	Title

/s/ Mark Pearson	President and Chief Executive Officer and Director (Principal Executive Officer)
Mark Pearson

/s/ Robin M. Raju	Chief Financial Officer (Principal Financial Officer)
Robin M. Raju

/s/ William Eckert	Chief Accounting Officer (Principal Accounting Officer)
William Eckert

/s/ Francis Hondal	Director
Francis Hondal

/s/ Arlene Isaacs-Lowe	Director
Arlene Isaacs-Lowe

/s/ Daniel G. Kaye	Director
Daniel G. Kaye

/s/ Joan M. Lamm-Tennant	Chair of the Board
Joan M. Lamm-Tennant

/s/ Craig MacKay	Director
Craig MacKay

/s/ Kristi A. Matus	Director
Kristi A. Matus

/s/ Bertram L. Scott	Director
Bertram L. Scott

/s/ George H. Stansfield	Director
George H. Stansfield

/s/ Charles G. T. Stonehill	Director
Charles G. T. Stonehill