Form 10-Q
period 2023-03-31
Equitable Holdings, Inc.
filed 2023-05-09
CIK 1333986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2023, 356,083,251 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

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
Forward-looking statements should be read in conjunction with the other cautionary statements, risks, uncertainties and other factors identified in Holdings’ Annual Report on Form 10-K for the year ended December 31, 2022, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q, including in the section entitled “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. You should read this Form 10-Q completely and with the understanding that actual future results may be materially different from expectations. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
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

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)

EQUITABLE HOLDINGS, INC.
Consolidated Balance Sheets
March 31, 2023 and December 31, 2022 (Unaudited)

	March 31, 2023	December 31, 2022
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $73,061 and $72,991) (allowance for credit losses of $18 and $24)	$65,065	$63,361
Fixed maturities, at fair value using the fair value option (1)	1,543	1,508
Mortgage loans on real estate (net of allowance for credit losses of $139 and $129) (1)	16,969	16,481
Policy loans	4,028	4,033
Other equity investments (1)	3,179	3,152
Trading securities, at fair value	828	677
Other invested assets (1)	4,611	3,885
Total investments	96,223	93,097
Cash and cash equivalents (1)	5,018	4,281
Cash and securities segregated, at fair value	1,055	1,522
Broker-dealer related receivables	2,203	2,338
Deferred policy acquisition costs	6,419	6,369
Goodwill and other intangible assets, net	5,478	5,482
Amounts due from reinsurers (allowance for credit losses of $7 and $10) (3)	8,453	8,471
Current and deferred income taxes	1,294	781
Purchased market risk benefits	10,676	10,423
Other assets (1)	3,629	4,033
Assets held-for-sale	671	562
Assets for market risk benefits	629	490
Separate Accounts assets	119,752	114,853
Total Assets	$261,500	$252,702
LIABILITIES
Policyholders’ account balances	$86,761	$83,866
Liability for market risk benefits	15,061	15,766
Future policy benefits and other policyholders' liabilities	16,738	16,603
Broker-dealer related payables	888	715
Customer related payables	2,595	3,323
Amounts due to reinsurers	1,428	1,533
Short-term debt	751	759
Long-term debt	3,819	3,322
Notes issued by consolidated variable interest entities, at fair value using the fair value option (1)	1,169	1,150
Other liabilities (1)	6,296	7,108
Liabilities held-for-sale	158	108
Separate Accounts liabilities	119,752	114,853
Total Liabilities	$255,416	$249,106
Redeemable noncontrolling interest (1) (2)	$613	$455
Commitments and contingent liabilities (4)
EQUITY
Equity attributable to Holdings:
Preferred stock and additional paid-in capital, $1 par value and $25,000 liquidation preference	$1,562	$1,562
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 505,641,286 and 508,418,442 shares issued, respectively; 359,089,998 and 365,081,940 shares outstanding, respectively	4	4
Additional paid-in capital	2,298	2,299
Treasury stock, at cost, 146,569,130 and 143,336,502 shares, respectively	(3,400)	(3,297)
Retained earnings	9,806	9,825
Accumulated other comprehensive income (loss)	(6,516)	(8,992)
Total equity attributable to Holdings	3,754	1,401
Noncontrolling interest	1,717	1,740
Total Equity	5,471	3,141
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$261,500	$252,702
____________
(1)    See Note 2 of the Notes to these Consolidated Financial Statements for details of balances with VIEs.
(2)    See Note 15 of the Notes to these Consolidated Financial Statements for details of redeemable noncontrolling interest.
(3)    Represents the fair value of the ceded reserves to Venerable. See Note 1 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for details of the Venerable Transaction and Note 7 of the Notes to these Consolidated Financial Statements.
(4)    See Note 16 of the Notes to these Consolidated Financial Statements for details of commitments and contingent liabilities.

EQUITABLE HOLDINGS, INC.
Consolidated Balance Sheets
March 31, 2023 and December 31, 2022 (Unaudited)
Prior period amounts have been adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Income (Loss)
Three Months Ended March 31, 2023 and 2022 (Unaudited)

	Three Months Ended March 31,
	2023	2022
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$588	$650
Premiums	276	247
Net derivative gains (losses)	(841)	159
Net investment income (loss)	990	804
Investment gains (losses), net:
Credit and intent to sell losses on available for sale debt securities and loans	(66)	10
Other investment gains (losses), net	(21)	(336)
Total investment gains (losses), net	(87)	(326)
Investment management and service fees	1,180	1,355
Other income	251	257
Total revenues	2,357	3,146

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	730	802
Remeasurement of liability for future policy benefits	4	22
Change in market risk benefits and purchased market risk benefits	20	(467)
Interest credited to policyholders’ account balances	463	313
Compensation and benefits	583	596
Commissions and distribution-related payments	380	422
Interest expense	61	47
Amortization of deferred policy acquisition costs	152	143
Other operating costs and expenses	423	534
Total benefits and other deductions	2,816	2,412
Income (loss) from continuing operations, before income taxes	(459)	734
Income tax (expense) benefit	725	(137)
Net income (loss)	266	597
Less: Net income (loss) attributable to the noncontrolling interest	89	67
Net income (loss) attributable to Holdings	177	530
Less: Preferred stock dividends	14	14
Net income (loss) available to Holdings’ common shareholders	$163	$516

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$0.45	$1.33
Diluted	$0.45	$1.32
Weighted average common shares outstanding (in millions):
Basic	361.9	388.6
Diluted	364.1	391.7

Prior period amounts have been adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2023 and 2022 (Unaudited)

	Three Months Ended March 31,
	2023	2022
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$266	$597
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	1,626	(4,677)
Changes in market risk benefits - instrument-specific credit risk	938	1,573
Changes in liability for future policy benefits - current discount rate	(112)	462
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	20	43
Foreign currency translation adjustment	6	(12)
Total other comprehensive income (loss), net of income taxes	2,478	(2,611)
Comprehensive income (loss)	2,744	(2,014)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	91	63
Comprehensive income (loss) attributable to Holdings	$2,653	$(2,077)

Prior period amounts have been adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Equity
Three Months Ended March 31, 2023 and 2022 (Unaudited)

	Three Months Ended March 31,
	Equity Attributable to Holdings
	Preferred Stock and Additional Paid-In Capital	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
	(in millions)
January 1, 2023	$1,562	$4	$2,299	$(3,297)	$9,825	$(8,992)	$1,401	$1,740	$3,141
Stock compensation	—	—	11	24	—	—	35	7	42
Purchase of treasury stock	—	—	(3)	(211)	—	—	(214)	—	(214)
Reissuance of treasury stock	—	—	—	—	(25)	—	(25)	—	(25)
Retirement of common stock	—	—	—	84	(84)	—	—	—	—
Repurchase of AB Holding units	—	—	—	—	—	—	—	(18)	(18)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(89)	(89)
Dividends on common stock (cash dividends declared per common share of $0.20)	—	—	—	—	(72)	—	(72)	—	(72)
Dividends on preferred stock	—	—	—	—	(14)	—	(14)	—	(14)
Net income (loss)	—	—	—	—	177	—	177	76	253
Other comprehensive income (loss)	—	—	—	—	—	2,476	2,476	2	2,478
Other	—	—	(9)	—	(1)	—	(10)	(1)	(11)
March 31, 2023	$1,562	$4	$2,298	$(3,400)	$9,806	$(6,516)	$3,754	$1,717	$5,471

January 1, 2022	$1,562	$4	$1,919	$(2,850)	$8,413	$1,303	$10,351	$1,576	$11,927
Stock compensation	—	—	19	31	—	—	50	19	69
Purchase of treasury stock	—	—	(5)	(273)	—	—	(278)	—	(278)
Reissuance of treasury stock	—	—	—	—	(31)	—	(31)	—	(31)
Retirement of common stock	—	—	—	22	(22)	—	—	—	—
Repurchase of AB Holding units	—	—	—	—	—	—	—	(14)	(14)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(139)	(139)
Dividends on common stock (cash dividends declared per common share of $0.18)	—	—	—	—	(70)	—	(70)	—	(70)
Dividends on preferred stock	—	—	—	—	(14)	—	(14)	—	(14)
Issuance of preferred stock	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	530	—	530	93	623
Other comprehensive income (loss)	—	—	—	—	—	(2,607)	(2,607)	(4)	(2,611)
Other	—	—	—	—	(4)	—	(4)	(2)	(6)
March 31, 2022	$1,562	$4	$1,933	$(3,070)	$8,802	$(1,304)	$7,927	$1,529	$9,456

Prior period amounts have been adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2023 and 2022 (Unaudited)

	Three Months Ended March 31,
	2023	2022
	(in millions)
Cash flows from operating activities:
Net income (loss)	$266	$597
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	463	313
Policy charges and fee income	(588)	(650)
Net derivative (gains) losses	841	(159)
Credit and intent to sell losses on available for sale debt securities and loans	66	(10)
Investment (gains) losses, net	21	336
(Gains) losses on businesses held-for-sale	3	—
Realized and unrealized (gains) losses on trading securities	(34)	92
Non-cash long-term incentive compensation expense	17	38
Amortization and depreciation	224	142
Remeasurement of liability for future policy benefits	4	22
Change in Market Risk Benefits	20	(467)
Equity (income) loss from limited partnerships	(21)	(71)
Changes in:
Net broker-dealer and customer related receivables/payables	(641)	11
Reinsurance recoverable	(456)	(375)
Segregated cash and securities, net	468	(189)
Capitalization of deferred policy acquisition costs	(202)	(210)
Future policy benefits	(95)	43
Current and deferred income taxes (1)	(738)	81
Other, net	(205)	(152)
Net cash provided by (used in) operating activities	$(587)	$(608)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$1,481	$8,651
Fixed maturities, at fair value using the fair value option	30	252
Mortgage loans on real estate	81	280
Trading account securities	162	45
Short term investments	589	6
Other	211	167
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(1,846)	(9,198)
Fixed maturities, at fair value using the fair value option	(41)	(254)
Mortgage loans on real estate	(580)	(688)
Trading account securities	(297)	(44)
Short term investments	(804)	(304)
Other	(231)	569
Cash settlements related to derivative instruments, net	(197)	230

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2023 and 2022 (Unaudited)

	Three Months Ended March 31,
	2023	2022
	(in millions)
Investment in capitalized software, leasehold improvements and EDP equipment	(18)	1
Other, net	30	116
Net cash provided by (used in) investing activities	$(1,430)	$(171)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$4,375	$3,228
Withdrawals	(2,655)	(2,257)
Transfers (to) from Separate Accounts	309	454
Payments of market risk benefits	(172)	(122)
Change in short-term financings	(8)	112
Change in collateralized pledged assets	(7)	(40)
Change in collateralized pledged liabilities	665	545
(Decrease) increase in overdrafts payable	—	(15)
Issuance of long-term debt	496	—
Proceeds from notes issued by consolidated VIEs	—	(11)
Dividends paid on common stock	(72)	(70)
Dividends paid on preferred stock	(14)	(14)
Purchases of AB Holding Units to fund long-term incentive compensation plan awards	(18)	(14)
Purchase of treasury shares	(214)	(279)
Purchases (redemptions) of noncontrolling interests of consolidated company-sponsored investment funds	150	(56)
Distribution to noncontrolling interest of consolidated subsidiaries	(89)	(139)
Other, net	3	(7)
Net cash provided by (used in) financing activities	$2,749	$1,315

Effect of exchange rate changes on cash and cash equivalents	$10	$(11)
Change in cash and cash equivalents	742	525
Cash and cash equivalents, beginning of the period	4,281	5,188
Change in cash of businesses held-for-sale	(5)	—
Cash and cash equivalents, end of the period	$5,018	$5,713

Non-cash transactions from investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$10	$29
(1) For the period ended March 31, 2023 includes a release of $614 million deferred tax valuation allowance. Refer to Note 12 of these Consolidated Financial Statements.

Prior period amounts have been adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited)

1)    ORGANIZATION
Equitable Holdings, Inc. is the holding company for a diversified financial services organization. The Company conducts operations in six segments: Individual Retirement, Group Retirement, Investment Management and Research, Protection Solutions, Wealth Management and Legacy. The Company’s management evaluates the performance of each of these segments independently. See Note 17 to the consolidated financial statements for further information on the change to the reportable segments in the first quarter 2023, which was retrospectively applied.
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
•The Wealth Management segment is an emerging leader in the wealth management space with a differentiated advice value proposition that offers discretionary and non-discretionary investment advisory accounts, financial planning and advice, life insurance, and annuity products. In 2023, we began reporting this business separately from our Individual Retirement, Group Retirement and Protection Solutions segments as well as Corporate and Other.
•The Legacy segment consists of our capital intensive fixed-rate GMxB business written prior to 2011. In 2023, we began reporting this business separately from our Individual Retirement business.
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
As of March 31, 2023 and December 31, 2022, the Company’s economic interest in AB was approximately 61% and 61%, respectively. The General Partner of AB is a wholly-owned subsidiary of the Company. Because the General Partner has the authority to manage and control the business of AB, AB is consolidated in the Company’s financial statements for all periods presented.
Global Atlantic Reinsurance Transaction
On October 3, 2022, Equitable Financial completed the transactions (the “Global Atlantic Transaction”) contemplated by the previously announced Master Transaction Agreement, dated August 16, 2022, by and between Equitable Financial and First Allmerica Financial Life Insurance Company, a Massachusetts-domiciled insurance company (the “Reinsurer”), and a wholly owned subsidiary of Global Atlantic Financial Group.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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
The Company transferred assets of $2.8 billion, including primarily available-for-sale securities, cash and policy loans as the consideration for the reinsurance transaction. In addition, the Company recorded $4.1 billion of direct insurance liabilities ceded under the reinsurance contract included in amounts due from reinsurers and $1.2 billion of deferred gain on cost of reinsurance included within other liabilities. Additionally, $5.3 billion of Separate Account liabilities were ceded under a modified coinsurance portion of the agreement.
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
In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Certain prior period amounts were adjusted to reflect the adoption of ASU 2018-12: Financial Services - Insurance (Topic 944).
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
All significant intercompany transactions and balances have been eliminated in consolidation. The terms “first quarter 2023” and “first quarter 2022” refer to the three months ended March 31, 2023 and 2022, respectively. The terms “first three months of 2023” and “first three months of 2022” refer to the three months ended March 31, 2023 and 2022, respectively.
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

On January 1, 2023, the Company adopted the new accounting standard ASU 2018-12 using the modified retrospective approach, except for MRBs which will use the full retrospective approach.

Refer to “Transition impact of ASU 2018-12, Financial Services- Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts” section within this note for further details.

Transition impact of ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts
The Company has not retrospectively adjusted its consolidated financial statements for the year ended December 31, 2020 to reflect the adoption of ASU 2018-12, consistent with the Division of Corporation Finance’s Financial Reporting Manual Section 11410.1.
The Company adopted ASU 2018-12 for liability for future policy benefits (“LFPB”), additional insurance liabilities, DAC and balances amortized on a basis consistent with DAC on a modified retrospective basis. ASU 2018-12 was adopted for MRBs on a full retrospective basis.
For the LFPB, the net transition adjustment has a favorable retained earnings impact due to the exclusion of DAC in loss recognition and Profits-followed-by-loss (“PFBL”) testing, resulting in a lower VISL PFBL liability. The unfavorable impact was offset by the removal of balances related to unrealized gains and losses on investments, any premium deficiency recorded in AOCI, formerly included in loss recognition testing as well as PFBL testing.
For market risk benefits, the transition adjustment to AOCI related to the effect of the changes in the instrument-specific credit risk of market risk benefits between the contract issue and transition date. The remaining transition difference was related to recording market risk benefits at fair value. This change was recorded as an adjustment to retained earnings as of the transition date.
For DAC, and balances amortized on a basis consistent with DAC including sales inducement assets and unearned revenue liabilities, there is no retained earnings impact due to application of the modified transition approach. There is a favorable AOCI impact due to the removal of DAC balances recorded in AOCI, offsetting the unfavorable AOCI impact resulting from LFPB.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The following table presents the effect of transition adjustment to total equity resulting from the adoption of ASU 2018-12 as of January 1, 2021:

	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(in millions)
Liability for future policy benefits	$30	$(1,343)	$(1,313)
Market risk benefits	(3,398)	(902)	(4,300)
DAC	—	1,548	1,548
Unearned revenue liability and sales inducement assets (1)	—	(166)	(166)
Total transition adjustment before taxes	(3,368)	(863)	(4,231)
Income taxes	707	181	888
Total transition adjustment (net of taxes)	$(2,661)	$(682)	$(3,343)
_______________
(1)Unearned revenue liability Included within liability for future policy benefits financial statement line item in the Consolidated Balance Sheet. Sales inducement assets are included in other assets in the consolidated balance sheets.
The following table summarizes the balance of and changes in liability for future policy benefits on January 1, 2021 resulting from the adoption of ASU 2018-12:

	Protection Solutions	Individual Retirement	Corporate & Other		Total
	Term	Payout	Group Pension	Health
	(in millions)
Balance, December 31, 2020	$1,423	$3,047	$771	$2,100	$7,341
Adjustment for reversal of balances recorded in Accumulated Other Comprehensive Income	—	(171)	(85)	(100)	(356)
Effect of remeasurement of liability at current single A rate (1)	560	531	94	300	1,485
Balance, January 1, 2021 (1)	1,983	3,407	780	2,300	8,470
Less: Reinsurance Recoverable	(59)	—	—	(1,837)	(1,896)
Balance, January 1, 2021 (1), net of reinsurance	$1,924	$3,407	$780	$463	$6,574
________________
(1)LFPB transition table not inclusive of the following transition adjustments to AOCI including Protection Solutions PFBL of $550 million, PDR of $(230) million, Rider Reserves and Term Reinsurance of $(24) million and Corporate and Other of $(111) million.
The following table summarizes the balance of and changes in the net liability position of market risk benefits on January 1, 2021 resulting from the adoption of ASU 2018-12:

	Individual Retirement	Legacy		Total
	GMxB Core	GMxB Legacy	Purchased MRB
		(in millions)
Balance, December 31, 2020	$2,206	$19,891	$(2,572)	$19,525
Adjustment for reversal of balances recorded in Accumulated Other Comprehensive Income	(4)	(70)	—	(74)
Adjustments for the cumulative effect of the changes in the instrument-specific credit risk between the original contract issuance date and the transition date (1)	505	461	2	968
Adjustments for the remaining difference (exclusive of the instrument specific credit risk change and host contract adjustments) between previous carrying amount and fair value measurement for the MRB (1)	(563)	4,122	(194)	3,365
Balance, January 1, 2021	$2,144	$24,404	$(2,764)	$23,784
_____________

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

(1)MRB transition table not inclusive of the following transition adjustments to retained earnings and AOCI including Individual Retirement EQUI-VEST of $43 million, SCS of $21 million, Protection Solutions of $(2) million and Group Retirement EQUI-VEST of $(20) million.
The following table summarizes the balance of and changes in DAC on January 1, 2021 resulting from the adoption of ASU 2018-12:

	Protection Solutions				Legacy	Individual Retirement				Group Retirement		Total
	Term	UL (1)	VUL (2)	IUL (3)	GMxB Legacy	GMxB Core	EI (4)	IE (5)	SCS	EG (6)	Momentum
	(in millions)
Balance, December 31, 2020	$403	$—	$—	$—	$654	$1,635	$134	$95	$645	$553	$79	$4,198
Adjustment for reversal of balances recorded in Accumulated Other Comprehensive Income	—	177	714	162	13	11	20	(1)	210	81	22	1,409
Balance, January 1, 2021 (7)	$403	$177	$714	$162	$667	$1,646	$154	$94	$855	$634	$101	$5,607
______________
(1)    “UL” defined as Universal Life
(2)    “VUL” defined as Variable Universal Life
(3)    "IUL” defined as Indexed Universal Life
(4)    “EI” defined as EQUI-VEST Individual
(5)    “IE” defined as Investment Edge
(6)    “EG” defined as EQUI-VEST Group
(7)     DAC transition table not inclusive of Closed Block of $136 million and Protection Solutions of $3 million transition adjustment.
The following tables summarizes the balance of and changes in sales inducement assets and unearned revenue liability on January 1, 2021 resulting from the adoption of ASU 2018-12:

	Sales Inducement Assets
	Legacy	Individual Retirement	Total
	GMxB Legacy	GMxB Core
	(in millions)
Balance, December 31, 2020	$246	$158	$404
Adjustment for reversal of balances recorded in Accumulated Other Comprehensive Income	—	—	—
Balance, January 1, 2021	$246	$158	$404

	Protection Solutions			Total
	Unearned Revenue Liability
	UL	VUL	IUL

Balance, December 31, 2020	$31	$438	$14	$483
Adjustment for reversal of balances recorded in Accumulated Other Comprehensive Income	29	127	9	165
Balance, January 1, 2021	$60	$565	$23	$648
DAC
Acquisition costs that vary with and are primarily related to the acquisition of new and renewal insurance business, reflecting incremental direct costs of contract acquisition with independent third parties or employees that are essential to the contract transaction, as well as the portion of employee compensation, including employee fringe benefits and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

successfully negotiated contracts including commissions, underwriting, agency and policy issue expenses, are deferred.
Contracts are measured on a grouped basis utilizing cohorts consistent with those used in the calculation of future policy benefit reserves. DAC is amortized on a constant level basis for the grouped contracts over the expected term of the contract. For life insurance products, DAC is amortized in proportion to the face amount in force. For annuity products, DAC is amortized in proportion to policy counts. The constant level basis used for amortization determines the current period amortization considering both the current period’s actual experience and future projections. The amortization pattern is revised quarterly on a prospective basis. Amortization of DAC is included in Amortization of DAC, part of total benefits and other deductions.
For some products, policyholders can elect to modify product benefits, features, rights or coverages that occur by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by election or coverage within a contract. These transactions are known as internal replacements. If such modification substantially changes the contract, the associated DAC is written off immediately through income and any new acquisition costs associated with the replacement contract are deferred.
Amount due to and from Reinsurers
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
Assets and liabilities relating to reinsurance agreements with the same reinsurer may be recorded net on the balance sheet if a right of offset exists within the reinsurance agreement. In the event that reinsurers do not meet their obligations to the Company under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible. In such instances, reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance.
Premiums, policy charges and fee income, and policyholders’ benefits include amounts assumed under reinsurance agreements and are net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in other revenues.
For reinsurance contracts, reinsurance recoverable balances are generally calculated using methodologies and assumptions that are consistent with those used to calculate the direct liabilities.
Ceded reinsurance transactions are recognized and measured in a manner consistent with underlying reinsured contracts, including using consistent assumptions. Assumed and ceded reinsurance contract rights and obligations are accounted for on a basis consistent with our direct contract. The reinsurance cost or benefit for traditional life non-participating and limited-payment contracts is recognized in proportion to the gross premiums of the underlying direct cohorts. The locked-in single A discount rate used to calculate the reinsurance cost or benefit is established at inception of the reinsurance contract. Changes to the single A discount rate are reflected in comprehensive income at each reporting date.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Sales Inducement Assets
Sales inducement assets are offered on certain deferred annuity products in the form of either immediate bonus interest credited or enhanced interest crediting rates for a period of time. The interest crediting expense associated with these sales inducement assets is deferred and amortized over the lives of the underlying contracts in a manner consistent with the amortization of DAC. Unamortized balances are included in other assets in the consolidated balance sheets and amortization is included in interest credited to policyholders’ account balances in the consolidated statements of income (loss).
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
Future Policy Benefits and Other Policyholders’ Liabilities
The liability for future policy benefits is estimated based upon the present value of future policy benefits and related claim expenses less the present value of estimated future net premiums where net premium equals gross premium under the contract multiplied by the net premium ratio. Related claim expenses include termination and settlement costs and exclude acquisition costs and non-claim related costs. The liability is estimated using current assumptions that include discount rate, mortality, lapses and expenses. Assumptions are based on judgments that consider the Company’s historical experience, industry data, and other factors.
For participating traditional life insurance policies, future policy benefit liabilities are calculated using a net level premium method based on guaranteed mortality and dividend fund interest rates. The liability for annual dividends represents the accrual of annual dividends earned. Terminal dividends are accrued in proportion to face amount over the life of the contract.
For non-participating traditional life insurance policies (Term) and limited pay contracts (Payout, Pension), contracts are grouped into cohorts by contract type and issue year. The Company quarterly updates its estimate of cash flows using actual experience and current future cash flow assumptions, which is reflected in an updated net premium ratio used to calculate the liability. The ratio of actual and future expected claims to actual and future expected premiums determines the net premium ratio. The policy administration expense assumption is not updated after policy issuance. If actual expenses differ from the original expense assumptions, the differences are recognized in the period identified. The revised net premium ratio is used to determine the updated liability for future policy benefits as of the beginning of the reporting period, discounted at the original contract issuance rate. Changes in the liability due to current discount rates differing from original rates are included in other comprehensive income within the consolidated statement of comprehensive income.
For non-participating traditional life insurance policies and limited pay contracts, the discount rate assumption used is corporate A rated forward curve. We use a forward curve based upon a Bloomberg index. The liability is remeasured each quarter with the remeasurement change reported in other comprehensive income. The locked-in discount rate is generally based on expected investment returns at contract inception for contracts issued prior to January 1, 2021 and the upper medium grade fixed income corporate instrument yield (i.e., single A) at contract inception for contracts issued after January 1, 2021. The Company developed an LDTI discount rate methodology used to calculate the LFPB for its traditional insurance liabilities and constructed a discount rate curve that references upper-medium grade (low credit risk) fixed-income instrument yields (i.e. Single-A rated Corporate bond yields) which are meant to reflect the duration characteristics of the corresponding insurance liabilities. The methodology uses observable market data, where available, and uses various estimation techniques in line with fair value guidance (such as interpolation and extrapolation) where data is limited. Discount rates are updated quarterly.
For limited-payment products, gross premiums received in excess of net premiums are deferred at initial recognition as a deferred profit liability (“DPL”). DPL will be amortized in relation to the expected future benefit payments. As the calculation of the DPL is based on discounted cash flows, interest accrues on the unamortized DPL balance using the discount rate determined at contract issuance. The DPL is updated at the same time as the estimates for cash flows for

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

the liability for future policy benefits. Any difference between the recalculated and beginning of period DPL is recognized in remeasurement gain or loss in the consolidated statements of income (loss), Remeasurement of Liability for Future Policy Benefits, part of total benefits and other deductions. On the consolidated balance sheets the DPL is recorded in the liability for future policy benefits.
Additional liabilities for contract or contract feature that provide for additional benefits in addition to the account balance but are not market risk benefits or embedded derivatives (“additional insurance liabilities”) are established by estimating the expected value of death or other insurance benefits in excess of the projected contract accumulation value and recognizing the excess over the estimated life based on expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date. These reserves are recorded within future policy benefits and other policyholders’ liabilities. The determination of this estimated future policy benefits liability is based on models that involve numerous assumptions and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender and withdrawal rates, and mortality experience. There can be no assurance that actual experience will be consistent with management’s estimates. Assumptions are reviewed annually and updated with the remeasurement gain or loss reflected in total benefit expense.
The Company recognizes an adjustment in other comprehensive income for the additional insurance liabilities for unrealized gains and losses not included when calculating the present value of expected assessments for the benefit ratios.
The Company conducts annual premium deficiency testing except for liability for future policy benefits for non- participating traditional and limited payment contracts. The Company reviews assumptions and determines whether the sum of existing liabilities and the present value of future gross premiums is sufficient to cover the present value of future benefits to be paid and settlement costs. Anticipated investment income is considered when performing premium deficiency for long duration contracts. The anticipated investment income is projected based on current investment portfolio returns grading to long term reinvestment rates over the projection periods, based on anticipated gross reinvestment spreads, defaults and investment expenses. Premium deficiency reserves are recorded in certain instances where the policyholder liability for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. This pattern of profits followed by losses is exhibited in our VISL business and is generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. We accrue for these PFBL using a dynamic approach that changes over time as the projection of future losses change.
Market Risk Benefits
Market risk benefits (“MRBs”) are contracts or contract features that provide protection to the contract holder from other than nominal capital market risk and expose the Company to other than nominal capital market risk. Market risk benefits include contract features that provide minimum guarantees to policyholders and include GMIB, GMDB, GMWB, GMAB, and ROP DB benefits. MRBs are measured at fair value on a seriatim basis using an ascribed fee approach based upon policyholder behavior projections and risk neutral economic scenarios adjusted based on the facts and circumstances of the Company’s product features. The MRB Asset and MRB Liability will be equal to the average present value of benefits and risk margins less the average present value of ascribed fees. Ascribed fees will consist of the fee needed, under a stochastically generated set of risk-neutral scenarios, so that the mean present value of claims, including any risk charge, is equal to the mean present value of the projected attributed fees which will be capped at average present value of total policyholder contractual fees. The attributed fee percentage is considered a fixed term of the MRB feature and is held static over the life of the contract. Changes in fair value are recognized as a remeasurement gain/loss in the Change in market risk benefits and purchased market risk benefits, part of total benefits and other deductions except for the portion of the change in the fair value due to change in the Company’s own credit risk, which is recognized in other than comprehensive income. Additionally, when an annuitization occurs (for annuitization benefits) or upon extinguishment of the account balance (for withdrawal benefits) the balance related to the MRB will be derecognized and the amount deducted (after derecognition of any related amount included in accumulated other comprehensive income) shall be used in the calculation of the liability for future policy benefits for the payout annuity. Upon derecognition, any related balance will be removed from AOCI.
The Company has issued and continues to offer certain variable annuity products with GMDB and/or contain a GMLB (collectively, the “GMxB features”) which, if elected by the policyholder after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

in excess of what the contract account value can purchase at then-current annuity purchase rates. This minimum lifetime annuity is based on predetermined annuity purchase rates applied to a GMIB base. The Company previously issued certain variable annuity products with GMIB, GWBL, GMWB, and GMAB features. The Company has also assumed reinsurance for products with GMxB features.
Features in ceded reinsurance contracts that meet the definition of MRBs are accounted for at fair value as a purchased MRB. The fees used to determine the fair value of the reinsured market risk benefit are those defined in the reinsurance contract. The expected periodic future premiums would represent cash outflows and the expected future benefits would represent cash inflows in the fair value calculation. On the ceded side, the Purchased MRB will be measured considering the counterparty credit risk of the reinsurer, while the direct contract liabilities will be measured considering the instrument-specific credit risk of the insurer. As a result of the difference in the treatment of the counterparty credit risk, the fair value of the direct and ceded contracts may be different even if the contractual fees and benefits are the same. Changes in instrument-specific credit risk of the Company is included in the fair value of its market risk benefit, whether in an asset or liability position, and whether related to an issued or purchased MRB, is recognized in OCI. The counterparty credit risk of the reinsurer is recorded in the consolidated statements of income (loss).
Troubled Debt Restructuring
The Company invests in commercial and agricultural mortgage loans included in the balance sheet as mortgage loans on real estate. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a TDR has occurred. A modification is a TDR when the borrower is in financial difficulty. The types of modifications made may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The credit allowance is an estimate of lifetime expected losses reflecting historical loss information which included losses from modification to a borrower experiencing financial difficulty. As the effect of the modification made to a borrower experiencing financial difficulty is already included in the credit allowance, the carrying value (net of the allowance) before and after modification through a TDR may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For information pertaining to our TDRs see Note 3 of the Notes to these Consolidated Financial Statements.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

As of March 31, 2023 and December 31, 2022, respectively, Equitable Financial holds $89 million and $85 million of equity interests in the CLOs. The Company consolidated the CLOs as of March 31, 2023 and December 31, 2022 as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the CLOs loan manager. The assets of the CLOs are legally isolated from the Company’s creditors and can only be used to settle obligations of the CLOs. The liabilities of the CLOs are non-recourse to the Company and the Company has no obligation to satisfy the liabilities of the CLOs. As of March 31, 2023, Equitable Financial holds $88 million of equity interests in a SPE established to purchase loans from the market in anticipation of a new CLO transaction. The Company consolidated the SPE as of March 31, 2023 as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the SPE loan manager.
Resulting from this consolidation in the Company’s consolidated balance sheets are fixed maturities, at fair value using the fair value option with total assets of $1.5 billion and $1.5 billion notes issued by consolidated variable interest entities, at fair value using the fair value option with total liabilities of $1.2 billion and $1.2 billion at March 31, 2023 and December 31, 2022, respectively. The unpaid outstanding principal balance of the notes and short-term borrowing is $1.4 billion and $1.4 billion at March 31, 2023 and December 31, 2022.
Consolidated Limited Partnerships and LLCs
As of March 31, 2023 and December 31, 2022 the Company consolidated limited partnerships and LLCs for which it was identified as the primary beneficiary under the VIE model. Included in Other invested assets, Mortgage loans on real estate, Other equity investments, Trading securities, cash and other liabilities in the Company’s consolidated balance sheets at March 31, 2023 and December 31, 2022 are total net assets of $925 million and $644 million, respectively related to these VIEs.
Consolidated AB-Sponsored Investment Funds
Included in the Company’s consolidated balance sheet as of March 31, 2023 and December 31, 2022 are assets of $578 million and $581 million, liabilities of $44 million and $56 million, and redeemable noncontrolling interests of $375 million and $369 million, respectively, associated with the consolidation of AB-sponsored investment funds. Also included in the Company’s consolidated balance sheets as of March 31, 2023 and December 31, 2022 are assets of $17 million and $0 million, liabilities of $0 million and $0 million, and redeemable noncontrolling interests of $2 million and $0 million, respectively, from consolidation of AB-sponsored investment funds under the VOE model.
Non-Consolidated VIEs
As of March 31, 2023 and December 31, 2022 respectively, the Company held approximately $2.4 billion and $2.4 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including CLOs, hedge funds, private equity funds and real estate-related funds. The Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $257.1 billion and $282.5 billion as of March 31, 2023 and December 31, 2022 respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $2.4 billion and $2.4 billion and approximately $1.3 billion and $1.3 billion of unfunded commitments as of March 31, 2023 and December 31, 2022, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
Non-Consolidated AB-Sponsored Investment Products
As of March 31, 2023 and December 31, 2022, the net assets of investment products sponsored by AB that are non-consolidated VIEs are approximately $49.0 billion and $46.4 billion, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is its investment of $9 million and $6 million as of March 31, 2023 and December 31, 2022. The Company has no further commitments to or economic interest in these VIEs.
3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

other assets. Accrued interest receivable on AFS fixed maturities as of March 31, 2023 and December 31, 2022 was $616 million and $591 million, respectively. There was no accrued interest written off for AFS fixed maturities for the three months ended March 31, 2023 and 2022.
The following tables provide information relating to the Company’s fixed maturities classified as AFS.
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
March 31, 2023
Fixed Maturities:
Corporate (1)	$51,030	$18	$167	$6,086	$45,093
U.S. Treasury, government and agency	6,991	—	3	925	6,069
States and political subdivisions	638	—	12	75	575
Foreign governments	1,028	—	3	133	898
Residential mortgage-backed (2)	930	—	1	84	847
Asset-backed (3)	8,548	—	9	315	8,242
Commercial mortgage-backed	3,856	—	—	558	3,298
Redeemable preferred stock	40	—	3	—	43
Total at March 31, 2023	$73,061	$18	$198	$8,176	$65,065
December 31, 2022:
Fixed Maturities:
Corporate (1)	$50,712	$24	$89	$7,206	$43,571
U.S. Treasury, government and agency	7,054	—	1	1,218	5,837
States and political subdivisions	609	—	7	89	527
Foreign governments	985	—	2	151	836
Residential mortgage-backed (2)	908	—	1	87	822
Asset-backed (3)	8,859	—	4	373	8,490
Commercial mortgage-backed	3,823	—	—	588	3,235
Redeemable preferred stock	41	—	2	—	43
Total at December 31, 2022	$72,991	$24	$106	$9,712	$63,361
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
The contractual maturities of AFS fixed maturities as of March 31, 2023 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
March 31, 2023
Contractual maturities:
Due in one year or less	$1,551	$1,533
Due in years two through five	15,798	15,107
Due in years six through ten	16,462	15,023
Due after ten years	25,858	20,972
Subtotal	59,669	52,635
Residential mortgage-backed	930	847
Asset-backed	8,548	8,242
Commercial mortgage-backed	3,856	3,298
Redeemable preferred stock	40	43
Total at March 31, 2023	$73,043	$65,065

The following table shows proceeds from sales, gross gains (losses) from sales and allowance for credit losses for AFS fixed maturities.
Proceeds from Sales, Gross Gains (Losses) from Sales and Allowance for Credit and Intent to Sell Losses for AFS Fixed Maturities

	Three Months Ended March 31,
	2023	2022
	(in millions)
Proceeds from sales	$825	$7,391
Gross gains on sales	$2	$29
Gross losses on sales	$(26)	$(364)

Net (increase) decrease in Allowance for Credit and Intent to Sell losses	$(56)	$1

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts.
AFS Fixed Maturities - Credit and Intent to Sell Loss Impairments

	Three Months Ended March 31,
	2023	2022
	(in millions)
Balance, beginning of period	$36	$44
Previously recognized impairments on securities that matured, paid, prepaid or sold	(3)	(2)
Recognized impairments on securities impaired to fair value this period (1) (2)	52	—
Credit losses recognized this period on securities for which credit losses were not previously recognized	3	—
Additional credit losses this period on securities previously impaired	1	1
Increases due to passage of time on previously recorded credit losses	—	—
Accretion of previously recognized impairments due to increases in expected cash flows (for OTTI securities 2019 and prior)	—	—
Balance at March 31,	$89	$43

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

______________
(1)Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.
(2)Amounts reflected for the three months ended March 31, 2023 represent AFS fixed maturities in an unrealized loss position, which the Company intends to sell in anticipation of Equitable Financial’s ordinary dividend to Holdings.
The tables that follow below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI.
Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2023	$(9,606)	$41	$440	$(9,125)
Net investment gains (losses) arising during the period	1,555	—	—	1,555
Reclassification adjustment:
Included in net income (loss)	80	—	—	80
Other	—	—	—	—
Impact of net unrealized investment gains (losses)	—	(8)	(342)	(350)
Net unrealized investment gains (losses) excluding credit losses	(7,971)	33	98	(7,840)
Net unrealized investment gains (losses) with credit losses	(7)	—	1	(6)
Balance, March 31, 2023	$(7,978)	$33	$99	$(7,846)

Balance, January 1, 2022	$4,809	$(169)	$(974)	$3,666
Net investment gains (losses) arising during the period	(6,425)	—	—	(6,425)
Reclassification adjustment:
Included in net income (loss)	334	—	—	334
Other	—	—	—	—
Impact of net unrealized investment gains (losses)	—	173	1,242	1,415
Net unrealized investment gains (losses) excluding credit losses	(1,282)	4	268	(1,010)
Net unrealized investment gains (losses) with credit losses	(5)	—	1	(4)
Balance, March 31, 2022	$(1,287)	$4	$269	$(1,014)

The following tables disclose the fair values and gross unrealized losses of the 4,949 issues as of March 31, 2023 and the 5,209 issues as of December 31, 2022 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated.
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
March 31, 2023
Fixed Maturities:
Corporate	$8,624	$401	$30,610	$5,683	$39,234	$6,084
U.S. Treasury, government and agency	3,271	277	2,584	648	5,855	925

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
States and political subdivisions	36	2	269	73	305	75
Foreign governments	106	6	645	127	751	133
Residential mortgage-backed	295	11	517	73	812	84
Asset-backed	1,458	36	5,933	279	7,391	315
Commercial mortgage-backed	425	30	2,805	528	3,230	558
Total at March 31, 2023	$14,215	$763	$43,363	$7,411	$57,578	$8,174

December 31, 2022:
Fixed Maturities:
Corporate	$24,580	$2,668	$16,534	$4,536	$41,114	$7,204
U.S. Treasury, government and agency	5,564	1,200	204	18	5,768	1,218
States and political subdivisions	130	25	173	64	303	89
Foreign governments	349	42	417	109	766	151
Residential mortgage-backed	671	49	83	38	754	87
Asset-backed	6,298	230	1,765	143	8,063	373
Commercial mortgage-backed	1,577	201	1,640	387	3,217	588
Total at December 31, 2022	$39,169	$4,415	$20,816	$5,295	$59,985	$9,710

The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.9% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of March 31, 2023 and December 31, 2022 were $387 million and $327 million, respectively, representing 7.1% and 10.4% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of March 31, 2023 and December 31, 2022, respectively, approximately $2.8 billion and $2.9 billion, or 3.8% and 4.0%, of the $73.1 billion and $73.0 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $166 million and $208 million as of March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023 and December 31, 2022, respectively, the $7.4 billion and $5.3 billion of gross unrealized losses of twelve months or more were primarily concentrated in corporate securities. In accordance with the policy described in Note 2 of the Notes to these Consolidated Financial Statements, the Company concluded that an adjustment to the allowance for credit losses for these securities was not warranted at either March 31, 2023 or December 31, 2022. As of March 31, 2023 and December 31, 2022, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of March 31, 2023, the Company determined that the unrealized loss was primarily due to increases in interest rates and credit spreads.
Mortgage Loans on Real Estate
Accrued interest receivable on commercial and agricultural mortgage loans as of March 31, 2023 and December 31, 2022 was $72 million and $71 million, respectively. There was no accrued interest written off for commercial and agricultural mortgage loans for the three months ended March 31, 2023 and 2022.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

As of March 31, 2023, the Company had no loans for which foreclosure was probable included within the individually assessed mortgage loans, and accordingly had no associated allowance for credit losses.
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial mortgage loans and agricultural mortgage loans during the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Allowance for credit losses on mortgage loans:
Commercial mortgages:
Balance, beginning of period	$123	$57
Current-period provision for expected credit losses	10	(10)
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Net change in allowance	10	(10)
Balance, end of period	$133	$47

Agricultural mortgages:
Balance, beginning of period	$6	$5
Current-period provision for expected credit losses	—	1
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Net change in allowance	—	1
Balance, end of period	$6	$6

Total allowance for credit losses	$139	$53

The change in the allowance for credit losses is attributable to:
•increases/decreases in the loan balance due to new originations, maturing mortgages, and loan amortization; and
•changes in credit quality and economic assumptions.
Credit Quality Information
The following tables summarize the Company’s mortgage loans segregated by risk rating exposure as of March 31, 2023 and December 31, 2022.

Loan to Value (“LTV”) Ratios (1)

	March 31, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Mortgage loans:
Commercial:
0% - 50%	$—	$679	$130	$—	$—	$1,466	$—	$—	$2,275

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	March 31, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
50% - 70%	237	2,230	1,568	906	312	2,911	268	94	8,526
70% - 90%	243	364	382	463	328	1,635	28	34	3,477
90% plus	—	—	33	—	—	225	—	—	258
Total commercial	$480	$3,273	$2,113	$1,369	$640	$6,237	$296	$128	$14,536

Agricultural:
0% - 50%	$10	$164	$182	$237	$128	$847	$—	$—	$1,568
50% - 70%	11	188	182	208	67	332	—	—	988
70% - 90%	—	—	—	—	—	16	—	—	16
90% plus	—	—	—	—	—	—	—	—	—
Total agricultural	$21	$352	$364	$445	$195	$1,195	$—	$—	$2,572

Total mortgage loans:
0% - 50%	$10	$843	$312	$237	$128	$2,313	$—	$—	$3,843
50% - 70%	248	2,418	1,750	1,114	379	3,243	268	94	9,514
70% - 90%	243	364	382	463	328	1,651	28	34	3,493
90% plus	—	—	33	—	—	225	—	—	258
Total mortgage loans	$501	$3,625	$2,477	$1,814	$835	$7,432	$296	$128	$17,108

Debt Service Coverage (“DSC”) Ratios (2)

	March 31, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Mortgage loans:
Commercial:
Greater than 2.0x	$—	$783	$1,160	$1,113	$102	$2,634	$—	$—	$5,792
1.8x to 2.0x	—	94	180	164	288	605	242	94	1,667
1.5x to 1.8x	—	400	490	32	195	1,234	—	—	2,351
1.2x to 1.5x	307	1,041	194	—	—	854	—	—	2,396
1.0x to 1.2x	166	496	41	60	55	840	54	34	1,746
Less than 1.0x	7	459	48	—	—	70	—	—	584
Total commercial	$480	$3,273	$2,113	$1,369	$640	$6,237	$296	$128	$14,536

Agricultural:
Greater than 2.0x	$2	$51	$40	$61	$21	$189	$—	$—	$364

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	March 31, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
1.8x to 2.0x	—	16	57	33	24	67	—	—	197
1.5x to 1.8x	6	69	31	110	18	213	—	—	447
1.2x to 1.5x	4	107	156	177	97	391	—	—	932
1.0x to 1.2x	5	90	80	60	29	310	—	—	574
Less than 1.0x	4	19	—	4	6	25	—	—	58
Total agricultural	$21	$352	$364	$445	$195	$1,195	$—	$—	$2,572

Total mortgage loans:
Greater than 2.0x	$2	$834	$1,200	$1,174	$123	$2,823	$—	$—	$6,156
1.8x to 2.0x	—	110	237	197	312	672	242	94	1,864
1.5x to 1.8x	6	469	521	142	213	1,447	—	—	2,798
1.2x to 1.5x	311	1,148	350	177	97	1,245	—	—	3,328
1.0x to 1.2x	171	586	121	120	84	1,150	54	34	2,320
Less than 1.0x	11	478	48	4	6	95	—	—	642
Total mortgage loans	$501	$3,625	$2,477	$1,814	$835	$7,432	$296	$128	$17,108
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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

DSC Ratios (2)

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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
Past-Due and Nonaccrual Mortgage Loan Status
The following table provides information relating to the aging analysis of past-due mortgage loans as of March 31, 2023 and December 31, 2022, respectively.
Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
March 31, 2023:
Mortgage loans:
Commercial	$62	$—	$—	$62	$14,383	$14,445	$91	$14,536	$—	$1
Agricultural	17	11	15	43	2,510	2,553	19	2,572	3	—
Total	$79	$11	$15	$105	$16,893	$16,998	$110	$17,108	$3	$1

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
December 31, 2022:
Mortgage loans:
Commercial	$56	$—	$—	$56	$13,964	$14,020	$—	$14,020	$—	$—
Agricultural	3	5	13	21	2,553	2,574	16	2,590	—	—
Total	$59	$5	$13	$77	$16,517	$16,594	$16	$16,610	$—	$—
_______________
(1)Amounts presented at amortized cost basis.
As of March 31, 2023 and December 31, 2022, the carrying values of problem mortgage loans that had been classified as non-accrual loans were $17 million and $14 million, respectively. The carrying values of those mortgage loans are presented net of an allowance of $2 million and $2 million, respectively, as of March 31, 2023 and December 31, 2022.
Troubled Debt Restructuring
During the three months ended March 31, 2023, we granted a modification to a $56 million commercial real estate loan, which is 0.3% of the mortgage loans on real estate. The modification reflects a pay and accrue structure where the loan was converted to interest only, and the pay rate is lower than the current rate beginning in 2023; 0.35% in 2023 and stepping up annually until it reaches the existing coupon of 5.0% in 2027. Interest between the pay rate and the coupon rate will be accrued and added to the loan monthly. Additionally, any excess cash flow above the pay rate will be applied to the loan. For the accounting policy pertaining to our TDRs see Note 2 of the Notes to these Consolidated Financial Statements.
During the three months ended March 31, 2022, the Company identified an immaterial amount of TDRs.
Equity Securities
The table below presents a breakdown of unrealized and realized gains and (losses) on equity securities during the three months ended March 31, 2023 and 2022.
Unrealized and Realized Gains (Losses) from Equity Securities

	Three Months Ended March 31,
	2023	2022
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(3)	$(40)
Net investment gains (losses) recognized on securities sold during the period	—	(13)
Unrealized and realized gains (losses) on equity securities	$(3)	$(53)
Trading Securities
As of March 31, 2023 and December 31, 2022, respectively, the fair value of the Company’s trading securities was $828 million and $677 million. As of March 31, 2023 and December 31, 2022, respectively, trading securities included the General Account’s investment in Separate Accounts had carrying values of $46 million and $39 million.
The table below shows a breakdown of net investment income (loss) from trading securities during the three months ended March 31, 2023 and 2022.

Net Investment Income (Loss) from Trading Securities

	Three Months Ended March 31,
	2023	2022
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$35	$(94)
Net investment gains (losses) recognized on securities sold during the period	(1)	2
Unrealized and realized gains (losses) on trading securities	34	(92)
Interest and dividend income from trading securities	5	16
Net investment income (loss) from trading securities	$39	$(76)
Fixed maturities, at fair value using the fair value option
The table below shows a breakdown of net investment income (loss) from fixed maturities, at fair value using the fair value option during the three months ended March 31, 2023 and 2022.

Net Investment Income (Loss) from Fixed Maturities, at Fair Value using the Fair Value Option

	Three Months Ended March 31,
	2023	2022
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$4	$(5)
Net investment gains (losses) recognized on securities sold during the period	(2)	6
Unrealized and realized gains (losses) from fixed maturities	2	1
Interest and dividend income from fixed maturities	7	16
Net investment income (loss) from fixed maturities	$9	$17

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
Derivatives Utilized to Hedge Exposure to Variable Annuities with Guarantee Features
The Company has issued and continues to offer variable annuity products with GMxB features which are accounted for as market risk benefits. The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholders’ account balances would support. The risk associated with the GMIB feature is that under-performance of the financial

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

markets could result in the present value of GMIB, in the event of annuitization, being higher than what accumulated policyholders’ account balances would support, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. The risk associated with products that have a GMxB feature and are accounted for as market risk benefits is that under-performance of the financial markets could result in the GMxB features benefits being higher than what accumulated policyholders’ account balances would support.
For GMxB features, the Company retains certain risks including basis, credit spread and some volatility risk and risk associated with actual experience versus expected actuarial assumptions for mortality, lapse and surrender, withdrawal and policyholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMxB features that result from financial markets movements. A portion of exposure to realized equity volatility is hedged using equity options and variance swaps and a portion of exposure to credit risk is hedged using total return swaps on fixed income indices. Additionally, the Company is party to total return swaps for which the reference U.S. Treasury securities are contemporaneously purchased from the market and sold to the swap counterparty. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, the Company derecognizes these securities with consequent gain or loss from the sale. The Company has also purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company. The reinsurance of the GMIB features is accounted for as purchased market risk benefits. In addition, on June 1, 2021, we ceded legacy variable annuity policies sold by Equitable Financial between 2006-2008 (the “Block”), comprised of non-New York “Accumulator” policies containing fixed rate GMIB and/or GMDB guarantees to CS Life. As this contract provides full risk transfer and thus has the same risk attributes as the underlying direct contracts, the benefits of this treaty are accounted for in the same manner as the underlying gross reserves and therefore the Amounts Due from Reinsurers related to the GMIB with NLG are accounted for as purchased market risk benefits.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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
The following table presents the gross notional amount and estimated fair value of the Company’s derivatives:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Derivative Instruments by Category

	March 31, 2023			December 31, 2022
		Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives: designated for hedge accounting (1)
Cash flow hedges:
Currency swaps	$1,580	$98	$87	$1,431	$99	$85
Interest swaps	955	—	335	955	—	294
Total: designated for hedge accounting	2,535	98	422	2,386	99	379
Derivatives: not designated for hedge accounting (1)
Equity contracts:
Futures	5,515	—	5	5,151	2	—
Swaps	12,281	58	9	11,188	39	9
Options	51,196	8,814	2,955	40,122	7,583	3,412
Interest rate contracts:
Futures	12,191	—	—	12,693	—	—
Swaps	1,980	17	92	1,515	—	166
Credit contracts:
Credit default swaps	321	12	7	327	18	9
Currency contracts:
Currency swaps	548	4	10	397	4	13
Currency forwards	37	14	15	62	31	32
Other freestanding contracts:
Margin	—	242	—	—	226	—
Collateral	—	149	5,233	—	142	4,472
Total: not designated for hedge accounting	84,069	9,310	8,326	71,455	8,045	8,113

Embedded derivatives:
SCS, SIO, MSO and IUL indexed features (2)	—	—	6,063	—	—	4,164
Total embedded derivatives	—	—	6,063	—	—	4,164

Total derivative instruments	$86,604	$9,408	$14,811	$73,841	$8,144	$12,656
___________
(1)Reported in other invested assets in the consolidated balance sheets.
(2)Reported in policyholders’ account balances in the consolidated balance sheets.

The following table presents the effects of derivative instruments on the consolidated statements of income and comprehensive income (loss).

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Derivative Instruments by Category

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
	Net Derivatives Gain (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gain (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: designated for hedge accounting
Cash flow hedges:
Currency swaps	$7	$3	$(34)	$25	$(4)	$—	$(18)	$13
Interest swaps	(4)	—	—	(28)	(14)	—	—	(20)
Total: designated for hedge accounting	3	3	(34)	(3)	(18)	—	(18)	(7)
Derivatives: not Designated for hedge accounting
Equity contracts:
Futures	(143)	—	—	—	58	—	—	—
Swaps	(605)	—	—	—	734	—	—	—
Options	1,501	—	—	—	(284)	—	—	—
Interest rate contracts:
Futures	(22)	—	—	—	(512)	—	—	—
Swaps	48	—	—	—	(149)	—	—	—
Credit contracts:
Credit default swaps	(2)	—	—	—	2	—	—	—
Currency contracts:
Currency swaps	(10)	—	—	—	5	—	—	—
Currency forwards	—	—	—	—	1	—	—	—
Other freestanding contracts:
Margin	—	—	—	—	—	—	—	—
Collateral	—	—	—	—	—	—	—	—
Total: not designated for hedge accounting	767	—	—	—	(145)	—	—	—

Embedded derivatives:
SCS, SIO,MSO and IUL indexed features	(1,611)	—	—	—	322	—	—	—
Total embedded derivatives	(1,611)	—	—	—	322	—	—	—

Total derivative instruments	$(841)	$3	$(34)	$(3)	$159	$—	$(18)	$(7)
______________
(1)Reported in net derivative gains (losses) in the consolidated statements of income (loss).
.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The following table presents a roll-forward of cash flow hedges recognized in AOCI.
Roll-forward of Cash flow hedges in AOCI

	Three Months Ended March 31,
	2023	2022
	(in millions)
Balance, beginning of period	$22	$(208)
Amount recorded in AOCI
Currency swaps	(7)	(3)
Interest swaps	(37)	(39)
Total amount recorded in AOCI	(44)	(42)
Amount reclassified from AOCI to income
Currency swaps (1)	32	16
Interest swaps (1)	9	19
Total amount reclassified from AOCI to income	41	35
Balance, end of period (2)	$19	$(215)
_______________
(1)    Currency swaps reclassified from AOCI to income are reported in net investment income in the consolidated statements of income (loss). Interest swaps reclassified from AOCI to income are reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2)    The Company does not estimate the amount of the deferred losses in AOCI at three months ended March 31, 2023 and 2022 which will be released and reclassified into Net income (loss) over the next 12 months as the amounts cannot be reasonably estimated.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts as of March 31, 2023 and December 31, 2022 are exchange-traded and net settled daily in cash. As of March 31, 2023 and December 31, 2022, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $258 million and $247 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $74 million and $113 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and EAFE indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $16 million and $16 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of March 31, 2023 and December 31, 2022, respectively, the Company held $5.2 billion and $4.5 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $149 million and $142 million as of March 31, 2023 and December 31, 2022, respectively, in the normal operation of its collateral arrangements. The Company is exposed to losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.
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

As of March 31, 2023 and December 31, 2022, there were no net liability derivative positions with counterparties with credit risk-related contingent features whose credit rating has fallen. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.
The following tables presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments as of March 31, 2023 and December 31, 2022:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of March 31, 2023

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (3)	Net Amount
	(in millions)
Assets:
Derivative assets (1)	$9,408	$7,783	$1,625	$(945)	$680
Other financial assets	2,986	—	2,986	—	2,986
Other invested assets	$12,394	$7,783	$4,611	$(945)	$3,666

Liabilities:
Derivative liabilities (2)	$7,802	$7,783	$19	$—	$19
Other financial liabilities	6,277	—	6,277	—	6,277
Other liabilities	$14,079	$7,783	$6,296	$—	$6,296
______________
(1)Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.
(2)Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.
(3)Financial instruments/Collateral sent (held).
As of December 31, 2022

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (3)	Net Amount
	(in millions)
Assets:
Derivative assets (1)	$8,143	$7,047	$1,096	$(848)	$248
Other financial assets	2,789	—	2,789	—	2,789
Other invested assets	$10,932	$7,047	$3,885	$(848)	$3,037

Liabilities:
Derivative liabilities (2)	$7,645	$7,047	$598	$—	$598
Other financial liabilities	6,510	—	6,510	—	6,510
Other liabilities	$14,155	$7,047	$7,108	$—	$7,108
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
Assets allocated to the Closed Block inure solely to the benefit of the Closed Block policyholders and will not revert to the benefit of the Company. No reallocation, transfer, borrowing or lending of assets can be made between the Closed Block and other portions of the Company’s General Account, any of its Separate Accounts or any affiliate of the

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Company without the approval of the New York State Department of Financial Services (the “NYDFS”). Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the General Account. For more information on the Closed Block, see Note 6 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022.
Summarized financial information for the Company’s Closed Block is as follows:

	March 31, 2023	December 31, 2022
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$5,626	$5,692
Policyholder dividend obligation	—	—
Other liabilities	102	68
Total Closed Block liabilities	5,728	5,760

Assets Designated to the Closed Block:
Fixed maturities AFS, at fair value (amortized cost of $3,117 and $3,171) (allowance for credit losses of $0 and $0)	2,945	2,948
Mortgage loans on real estate (net of allowance for credit losses of $5 and $4)	1,647	1,645
Policy loans	561	569
Cash and other invested assets	2	—
Other assets	201	187
Total assets designated to the Closed Block	5,356	5,349

Excess of Closed Block liabilities over assets designated to the Closed Block	372	411
Amounts included in AOCI:
Net unrealized investment gains (losses), net of policyholders’ dividend obligation: $0 and $0; and net of income tax: $36 and $47	(136)	(177)
Maximum future earnings to be recognized from Closed Block assets and liabilities	$236	$234

The Company’s Closed Block revenues and expenses were as follows:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Revenues:
Premiums and other income	$30	$33
Net investment income (loss)	51	58
Investment gains (losses), net	—	1
Total revenues	81	92

Benefits and Other Deductions:
Policyholders’ benefits and dividends	83	76
Other operating costs and expenses	—	—
Total benefits and other deductions	83	76
Net income (loss), before income taxes	(2)	16
Income tax (expense) benefit	(1)	(2)
Net income (loss)	$(3)	$14

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

6)    DAC AND OTHER DEFERRED ASSETS/LIABILITIES
Changes in the DAC asset for the three months ended March 31, 2023 and 2022 were as follows:

	Protection Solutions				Individual Retirement				Legacy	Group Retirement		Corporate and Other	Total
	Term	UL	VUL	IUL	GMxB Core	EI	IE	SCS	GMxB Legacy	EG	Momentum	CB (1)
	(in millions)
Balance beginning of the period	$362	$179	$889	$185	$1,625	$156	$148	$1,279	$593	$710	$89	$127	$6,342
Capitalization	4	1	35	3	19	3	11	101	6	16	3	—	202
Amortization	(10)	(3)	(14)	(3)	(35)	(3)	(3)	(47)	(16)	(10)	(5)	(3)	(152)
Balance, March 31, 2023	$356	$177	$910	$185	$1,609	$156	$156	$1,333	$583	$716	$87	$124	$6,392
______________
(1)“CB” defined as Closed Block

	Protection Solutions				Individual Retirement				Legacy	Group Retirement		Corporate and Other	Total
	Term	UL	VUL	IUL	GMxB Core	EI	IE	SCS	GMxB Legacy	EG	Momentum	CB (1)
	(in millions)
Balance beginning of the period	$385	$180	$799	$180	$1,653	$156	$121	$1,070	$631	$677	$94	$138	$6,084
Capitalization	4	3	36	4	31	3	10	88	8	18	4	—	209
Amortization (2)	(10)	(3)	(12)	(2)	(33)	(3)	(4)	(40)	(16)	(10)	(5)	(3)	(141)
Balance, March 31, 2022	$379	$180	$823	$182	$1,651	$156	$127	$1,118	$623	$685	$93	$135	$6,152
______________
(1)“CB” defined as Closed Block.
(2)DAC amortization of $2 million related to Other not reflected in table above.

Changes in the Individual Retirement Sales Inducement Assets for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023		2022
	GMxB Core	GMxB Legacy	GMxB Core	GMxB Legacy
	(in millions)
Balance beginning of the period	$137	$200	$147	$222
Amortization	(3)	(5)	(3)	(6)
Balance, end of the period	$134	$195	$144	$216

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Changes in the Protection Solution Unearned Revenue Liability for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023			2022
	UL	VUL	IUL	UL	VUL	IUL
	(in millions)
Balance beginning of the period	$95	$684	$157	$80	$619	$94
Capitalization	5	27	17	5	25	18
Amortization	(2)	(10)	(3)	(1)	(10)	(2)
Balance, end of the period	$98	$701	$171	$84	$634	$110

The following table presents a reconciliation of DAC to the consolidated balance sheet as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
	(in millions)
Protection Solutions
Term	$356	$362
Universal Life	177	179
Variable Universal Life	910	889
Indexed Universal Life	185	185
Individual Retirement
GMxB Core	1,609	1,625
EQUI-VEST Individual	156	156
Investment Edge	156	148
SCS	1,333	1,279
Legacy Segment
GMxB Legacy	583	593
Group Retirement
EQUI-VEST Group	716	710
Momentum	87	89
Corporate and Other	124	127
Other	27	27
Total	$6,419	$6,369

Annually, or as circumstances warrant, we will review the associated decrements assumptions. (i.e. mortality and lapse) based on our multi-year average of companies experience with actuarial judgements to reflect other observable industry trends. In addition to DAC, the Unearned Revenue Liability and Sales Inducement Asset (“SIA”) use similar techniques and quarterly update processes for balance amortization.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. For the period ended March 31, 2023, the Company recognized impairment adjustments and impairment losses, respectively, to adjust the carrying value of held-for-sale asset and liabilities to their fair value less cost to sell. The value is measured on a nonrecurring basis and categorized within Level 3 of the fair value hierarchy. The fair value was determined using a market approach, estimated based on the negotiated value of the asset and liabilities. See Note 20 of the Notes to these Consolidated Financial Statements for additional details of the Held-for-Sale assets and liabilities. As of December 31, 2022, no assets or liabilities were required to be measured at fair value on a non-recurring basis.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Fair Value Measurements as of March 31, 2023

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments
Fixed maturities, AFS:
Corporate (1)	$—	$43,143	$1,950	$45,093
U.S. Treasury, government and agency	—	6,069	—	6,069
States and political subdivisions	—	547	28	575
Foreign governments	—	898	—	898
Residential mortgage-backed (2)	—	847	—	847
Asset-backed (3)	—	8,230	12	8,242
Commercial mortgage-backed	—	3,264	34	3,298
Redeemable preferred stock	—	43	—	43
Total fixed maturities, AFS	—	63,041	2,024	65,065
Fixed maturities, at fair value using the fair value option	—	1,347	196	1,543
Other equity investments (6)	210	486	11	707
Trading securities	296	477	55	828
Other invested assets:
Short-term investments	—	1,170	—	1,170
Assets of consolidated VIEs/VOEs	144	403	4	551
Swaps	—	(355)	—	(355)
Credit default swaps	—	5	—	5
Futures	(5)	—	—	(5)
Options	—	5,859	—	5,859
Total other invested assets	139	7,082	4	7,225
Cash equivalents	3,462	272	—	3,734
Segregated securities	—	1,055	—	1,055
Purchased market risk benefits	—	—	10,676	10,676
Assets for market risk benefits	—	—	629	629
Separate Accounts assets (4)	116,581	2,557	1	119,139
Total Assets	$120,688	$76,317	$13,596	$210,601

Liabilities:
Notes issued by consolidated VIE’s, at fair value using the fair value option (5)	$—	$1,383	$—	$1,383
SCS, SIO, MSO and IUL indexed features’ liability	—	6,063	—	6,063
Liabilities of consolidated VIEs and VOEs	15	1	—	16
Liabilities for market risk benefits	—	—	15,061	15,061
Contingent payment arrangements	—	—	248	248
Total Liabilities	$15	$7,447	$15,309	$22,771
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(4)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate. As of March 31, 2023, the fair value of such investments was $425 million.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

(5)Includes CLO short-term debt of $231 million, which is inclusive as fair valued within Notes issued by consolidated VIE’s, at fair value using the fair value option. Accrued interest payable of $17 million is reported in Notes issued by consolidated VIE’s, at fair value using the fair value option in the consolidated balance sheets, which is not required to be measured at fair value on a recurring basis.
(6)Includes short position equity securities of $17 million that are reported in other liabilities.
Fair Value Measurements as of December 31, 2022

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments
Fixed maturities, AFS:
Corporate (1)	$—	$41,450	$2,121	$43,571
U.S. Treasury, government and agency	—	5,837	—	5,837
States and political subdivisions	—	499	28	527
Foreign governments	—	836	—	836
Residential mortgage-backed (2)	—	788	34	822
Asset-backed (3)	—	8,490	—	8,490
Commercial mortgage-backed (2)	—	3,203	32	3,235
Redeemable preferred stock	—	43	—	43
Total fixed maturities, AFS	—	61,146	2,215	63,361
Fixed maturities, at fair value using the fair value option		1,284	224	1,508
Other equity investments (6)	214	497	12	723
Trading securities	290	332	55	677
Other invested assets:
Short-term investments	—	943	—	943
Assets of consolidated VIEs/VOEs	131	393	5	529
Swaps	—	(425)	—	(425)
Credit default swaps	—	9	—	9
Futures	2	—	—	2
Options	—	4,171	—	4,171
Total other invested assets	133	5,091	5	5,229
Cash equivalents	2,386	501	—	2,887
Segregated securities	—	1,522	—	1,522
Purchased market risk benefits	—	—	10,423	10,423
Assets for market risk benefits	—	—	490	490
Separate Accounts assets (4)	111,744	2,436	1	114,181
Total Assets	$114,767	$72,809	$13,425	$201,001

Liabilities:
Notes issued by consolidated VIE’s, at fair value using the fair value option (5)	$—	$1,374	$—	$1,374
SCS, SIO, MSO and IUL indexed features’ liability	—	4,164	—	4,164
Liabilities of consolidated VIEs and VOEs	15	7	—	22
Liabilities for market risk benefits	—	—	15,766	15,766
Contingent payment arrangements	—	—	247	247
Total Liabilities	$15	$5,545	$16,013	$21,573
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
(5)Includes CLO short-term debt of $239 million, which is inclusive as fair valued within Notes issued by consolidated VIE’s, at fair value using the fair value option Accrued interest payable of $15 million is reported in Notes issued by consolidated VIE’s, at fair value using the fair value option in the consolidated balance sheets, which is not required to be measured at fair value on a recurring basis.
(6)Includes short position equity securities of $12 million that are reported in other liabilities.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The GMIBNLG feature allows the policyholder to receive guaranteed minimum lifetime annuity payments based on predetermined annuity purchase rates applied to the contract’s benefit base if and when the contract account value is depleted and the NLG feature is activated. The optional GMIB feature allows the policyholder to receive guaranteed minimum lifetime annuity payments based on predetermined annuity purchase rates.
The GMWB feature allows the policyholder to withdraw at minimum, over the life of the contract, an amount based on the contract’s benefit base. The GWBL feature allows the policyholder to withdraw, each year for the life of the contract, a specified annual percentage of an amount based on the contract’s benefit base. The GMAB feature increases the contract account value at the end of a specified period to a GMAB base. The GIB feature provides a lifetime annuity based on predetermined annuity purchase rates if and when the contract account value is depleted. This lifetime annuity is based on predetermined annuity purchase rates applied to a GIB base. The GMDB feature guarantees that the benefit paid upon death will not be less than a guaranteed benefit base. If the contract’s account value is less than the benefit base at the time a death claim is paid, the amount payable will be equal to the benefit base.
These are accounted for as market risk benefits carried at fair value and are also considered Level 3 for fair value leveling.
Purchased MRB assets, which are accounted for as market risk benefits carried at fair value are also considered Level 3 for fair value leveling. The Purchased MRB asset fair value reflects the present value of reinsurance premiums, net of recoveries, adjusted for risk margins and nonperformance risk over a range of market consistent economic scenarios while the MRB asset and liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins and nonperformance risk, attributable to the MRB liability over a range of market-consistent economic scenarios.
The valuations of the Market Risk Benefits and Purchased MRB assets incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds. The credit risks of the counterparty and of the Company are considered in determining the fair values of its Market Risk Benefits and Purchased MRB asset after taking into account the effects of collateral arrangements. Incremental adjustment to the risk free curve for counterparty non-performance risk is made to the fair values of the Purchased MRB assets. Risk margins were applied to the non-capital markets inputs to the Market Risk Benefits and Purchased MRB valuations.
After giving consideration to collateral arrangements, the Company reduced the fair value of its Purchased MRB asset by $1.2 billion and $1.1 billion as of March 31, 2023 and December 31, 2022, respectively, to recognize incremental counterparty non-performance risk.
The Company’s Level 3 liabilities include contingent payment arrangements associated with acquisitions in 2020 and 2022 by AB. At each reporting date, AB estimates the fair values of the contingent consideration expected to be paid based upon revenue and discount rate projections, using unobservable market data inputs, which are included in Level 3 of the valuation hierarchy. The Company’s consolidated VIEs/VOEs hold investments that are classified as Level 3, primarily corporate bonds that are vendor priced with no ratings available, bank loans, non-agency collateralized mortgage obligations and asset-backed securities.
Transfers of Financial Instruments Between Levels 2 and 3
During the three months ended March 31, 2023, fixed maturities with fair values of $401 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $56 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 8.4% of total equity as of March 31, 2023.
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
The tables below present reconciliations for all Level 3 assets and liabilities and changes in unrealized gains (losses) for the three months ended March 31, 2023 and 2022, respectively. Not included below are the changes in balances

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

related to market risk benefits and purchased market risk level 3 assets and liabilities, which are included in Note 9 of the Notes to these Consolidated Financial Statements.

	Corporate	State and Political Subdivisions	Asset-backed	CMBS	RMBS	Trading Securities, at Fair Value	Fixed maturities, at FVO
	(in millions)
Balance, January 1, 2023	$2,121	$28	$—	$32	$34	$55	$224
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	2	—	—	—	—	—	3
Investment gains (losses), net	(3)	—	—	—	—	—	—
Subtotal	(1)	—	—	—	—	—	3
Other comprehensive income (loss)	18	—	—	—	—	—	—
Purchases	171	—	12	2	—	—	12
Sales	(91)	—	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—	—	56
Transfers out of Level 3 (1)	(268)	—	—	—	(34)	—	(99)
Balance, March 31, 2023	$1,950	$28	$12	$34	$—	$55	$196
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—	$—	$3
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$17	$—	$—	$—	$—	$—	$—

Balance, January 1, 2022	$1,504	$35	$8	$20	$—	$65	$201
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1	—	—	—	—	—	(4)
Investment gains (losses), net	1	—	—	—	—	(13)	—
Subtotal	2	—	—	—	—	(13)	(4)
Other comprehensive income (loss)	(31)	(2)	—	(1)	—	—	—
Purchases	232	—	325	219	—	—	89
Sales	(87)	(1)	(1)	—	—	—	(29)
Activity related to consolidated VIEs/VOEs	—	—	—	—	—	—	—
Transfers into Level 3 (1)	70	—	—	—	—	—	188
Transfers out of Level 3 (1)	(7)	—	—	—	—	—	(103)
Balance, March 31, 2022	$1,683	$32	$332	$238	$—	$52	$342
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—	$(13)	$(4)
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$(29)	$(2)	$—	$(1)	$—	$—	$—
_____________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of March 31, 2023 and March 31, 2022, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Other Equity Investments (3)	Separate Accounts Assets	Contingent Payment Arrangement
	(in millions)
Balance, January 1, 2023	$17	$1	$(247)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	(3)	—	—
Net derivative gains (losses)	—	—	—
Total realized and unrealized gains (losses)	(3)	—	—
Other comprehensive income (loss)	—	—	—
Purchases	—	—
Sales	—	—	—
Settlements	—	—	—
Other	—	—	(1)
Activity related to consolidated VIEs/VOEs	—	—	—
Transfers into Level 3 (1)	1	—	—
Transfers out of Level 3 (1)	—	—	—
Balance, March 31, 2023	$15	$1	$(248)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$(3)	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$—	$—	$—

Balance, January 1, 2022	$16	$1	$(38)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—	—
Net derivative gains (losses)	—	—	—
Total realized and unrealized gains (losses)	—	—	—
Other comprehensive income (loss)	—	—	—
Purchases	—	—	1
Sales	—	(1)	—
Other	—	—	—
Activity related to consolidated VIEs/VOEs	(2)	—	—
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	(3)	—	—
Balance, March 31, 2022	$11	$—	$(37)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$—	$—	$—
_____________

(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

(2)For instruments held as of March 31, 2023 and March 31, 2022, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(3)Other Equity Investments include other invested assets.

Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of March 31, 2023 and December 31, 2022, respectively.
Quantitative Information about Level 3 Fair Value Measurements as of March 31, 2023

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$475	Matrix pricing model	Spread over Benchmark	20 bps - 270 bps	175 bps
	1,001	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples Loan to value	5.3x - 31.5x 8.3% - 24.8% 0.5x - 11.0x 0.0% - 68.7%	14.7x 10.0% 6.8x 0.9%
Trading Securities, at Fair Value	55	Discounted Cash Flow	Earnings multiple Discount factor Discount years	8.3x 10.0% 7
Other equity investments	2	Discounted Cash Flow	Earnings Multiple	7.0x - 11.0x	9.2x
Purchased MRB asset (1) (2) (4)	10,676	Discounted cash flow	Lapse rates Withdrawal rates GMIB Utilization rates Non-performance risk Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.26%-26.23% 0.06%-10.93% 0.04%-66.66% 65 bps - 149 bps 17%-26% 0.01%-0.17% 0.06%-0.52% 0.32%-40.00%	1.52% 0.70% 7.42% 69 bps 22% 2.85% (same for all ages) (same for all ages)
Liabilities:
AB Contingent Consideration Payable	$248	Discounted cash flow	Expected revenue growth rates Discount rate	2.0% - 83.9% 1.9% - 10.4%	10.3% 4.6%
Direct MRB (1) (2) (3) (4)	14,432	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality: Ages 0-40 Ages 41-60 Ages 61-115	191 bps 0.26%-35.42% 0.00%-10.93% 0.04%-100.00% 0.01%-0.17% 0.06%-0.52% 0.32%-40.00%	191 bps 2.77% 0.62% 4.99% 2.18% (same for all ages) (same for all ages)
______________
(1)Mortality rates vary by age and demographic characteristic such as gender. Mortality rate assumptions are based on a combination of company and industry experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuating the embedded derivatives.
(2)Lapses and pro-rata withdrawal rates were developed as a function of the policy account value. Dollar for dollar withdrawal rates were developed as a function of the dollar for dollar threshold, the dollar for dollar limit. Utilization rates were developed as a function of the benefit base.
(3)MRB liabilities are shown net of MRB assets. Net amount is made up of $15.1 billion of MRB liabilities and $629 million of MRB assets.
(4)Includes Legacy and Core products.
Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2022

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$417	Matrix pricing model	Spread over benchmark	20 bps - 797 bps	205 bps
	1,029	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples Loan to value	5.3x - 35.8x 9.0% - 45.7% 0.0x-10.3x 0.0%-40.4%	13.6x 11.9% 6.1x 12.0%
Trading Securities, at Fair Value	55	Discounted cash flow	Earnings multiple Discounts factor Discount years	8.3x 10.00% 7
Other equity investments	4	Market comparable companies	Revenue multiple	0.5x - 10.8x	2.4x
Purchased MRB asset (1) (2) (4)	10,423	Discounted cash flow	Lapse rates Withdrawal rates GMIB Utilization rates Non-performance risk Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.26% - 26.23% 0.06% - 10.93% 0.04% - 66.66% 54 bps - 124 bps 14% - 32% 0.01% - 0.17% 0.06% - 0.52% 0.32% - 40.00%	1.58% 0.69% 7.39% 69 bps 24% 2.87% (same for all ages) (same for all ages)
Liabilities:
AB Contingent Consideration Payable	$247	Discounted cash flow	Expected revenue growth rates Discount rate	2.0% - 83.9% 1.9% - 10.4%	11.5% 4.5%
Direct MRB (1) (2) (3) (4)	15,276	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality: Ages 0-40 Ages 41-60 Ages 61-115	157 bps 0.26% - 35.42% 0.00% - 10.93% 0.04% - 100.00% 0.01% - 0.17% 0.06% - 0.52% 0.32% - 40.00%	157 bps 3.01% 0.68% 5.53% 2.43% (same for all ages) (same for all ages)
______________
(1)Mortality rates vary by age and demographic characteristic such as gender and benefits elected with the policy. Mortality rate assumptions are based on a combination of company and industry experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuating the embedded derivatives.
(2)Lapses and pro-rata withdrawal rates were developed as a function of the policy account value. Dollar for dollar withdrawal rates were developed as a function of the dollar for dollar threshold, the dollar for dollar limit. Utilization rates were developed as a function of the benefit base.
(3)MRB liabilities are shown net of MRB assets. Net amount is made up of $15.8 billion of MRB liabilities and $490 million of MRB assets.
(4)Includes Legacy and Core products.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Level 3 Financial Instruments for which Quantitative Inputs are Not Available
Certain Privately Placed Debt Securities with Limited Trading Activity
Excluded from the tables above as of March 31, 2023 and December 31, 2022, respectively, are approximately $758 million and $1.0 billion of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above as of March 31, 2023 and December 31, 2022, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit risk transfer securities, and equipment financings. Included in the tables above as of March 31, 2023 and December 31, 2022, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
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
Market Risk Benefits
Significant unobservable inputs with respect to the fair value measurement of the Purchased MRB assets and the MRB liabilities identified in the table above are developed using Company data. Future Policyholder behavior is an unobservable market assumption and as such all aspects of policyholder behavior are derived based on recent historical experience. These policyholder behaviors include lapses, pro-rata withdrawals, dollar for dollar withdrawals, GMIB utilization, deferred mortality and payout phase mortality. Many of these policyholder behaviors have dynamic adjustment factors based on the relative value of the rider as compared to the account value in different economic environments. This applies to all variable annuity related products; products with GMxB riders including but not limited to GMIB, GMDB, and GWL.
Lapse rates are adjusted at the contract level based on a comparison of the value of the embedded GMxB rider and the current policyholder account value, which include other factors such as considering surrender charges. Generally, lapse rates are assumed to be lower in periods when a surrender charge applies. A dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value as in-the-money contracts are less likely to lapse. For valuing Purchased MRB assets and MRB liabilities, lapse rates vary throughout the period over which cash flows are projected.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Carrying Value of Financial Instruments Not Otherwise Disclosed in Note 3 and Note 4 of the Notes to these Consolidated Financial Statements
The carrying values and fair values as of March 31, 2023 and December 31, 2022 for financial instruments not otherwise disclosed in Note 3 and Note 4 of the Notes to these Consolidated Financial Statements are presented in the table below.
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
March 31, 2023:
Mortgage loans on real estate	$16,969	$—	$—	$15,268	$15,268
Policy loans	$4,028	$—	$—	$4,400	$4,400
Policyholders’ liabilities: Investment contracts	$1,844	$—	$—	$1,708	$1,708
FHLB funding agreements	$8,369	$—	$8,285	$—	$8,285
FABN funding agreements	$7,367	$—	$6,850	$—	$6,850
Short-term debt (1)	$520	$—	$520	$—	$520
Long-term debt	$3,819	$—	$3,605	$—	$3,605
Separate Accounts liabilities	$10,669	$—	$—	$10,669	$10,669

December 31, 2022:
Mortgage loans on real estate	$16,481	$—	$—	$14,690	$14,690
Policy loans	$4,033	$—	$—	$4,349	$4,349
Policyholders’ liabilities: Investment contracts	$1,916	$—	$—	$1,750	$1,750
FHLB funding agreements	$8,505	$—	$8,390	$—	$8,390
FABN funding agreements	$7,095	$—	$6,384	$—	$6,384
Short-term debt (1)	$520	$—	$518	$—	$518
Long-term debt	$3,322	$—	$3,130	$—	$3,130
Separate Accounts liabilities	$10,236	$—	$—	$10,236	$10,236
_____________
(1)As of March 31, 2023 and December 31, 2022, excludes CLO short-term debt of $231 million and $239 million, which is inclusive as fair valued within Notes issued by consolidated VIE’s, at fair value using the fair value option.
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
8)    LIABILITIES FOR FUTURE POLICYHOLDER BENEFITS
The following table summarizes balances and changes in the liability for future policy benefits for nonparticipating traditional and limited pay contracts for the three months ended March 31, 2023 and 2022.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended March 31, 2023					Three Months Ended March 31, 2022
	Protection Solutions	Individual Retirement	GMxB Legacy	Corporate & Other		Protection Solutions	Individual Retirement	GMxB Legacy	Corporate & Other
	Term	Payout	Payout	Group Pension	Health	Term	Payout	Payout	Group Pension	Health
	(in millions)
Present Value of Expected Net Premiums
Balance, beginning of the period	$2,100	$—	$—	$—	$(5)	$2,485	$—	$—	$—	$22
Beginning balance at original discount rate	2,078	—	—	—	(5)	1,864	—	—	—	19
Effect of changes in cash flow assumptions	8	—	—	—	—	—	—	—	—	—
Effect of actual variances from expected experience	3	—	—	—	(6)	56	—	—	—	(18)
Adjusted beginning of the period balance	2,089	—	—	—	(11)	1,920	—	—	—	1
Issuances	15	—	—	—	—	22	—	—	—	—
Interest accrual	25	—	—	—	—	23	—	—	—	—
Net premiums collected	(51)	—	—	—	1	(49)	—	—	—	—
Ending Balance at original discount rate	2,078	—	—	—	(10)	1,916	—	—	—	1
Effect of changes in discount rate assumptions	82	—	—	—	—	387	—	—	—	1
Balance, end of the period	$2,160	$—	$—	$—	$(10)	$2,303	$—	$—	$—	$2

	Three Months Ended March 31, 2023					Three Months Ended March 31, 2022
	Protection Solutions	Individual Retirement	GMxB Legacy	Corporate & Other		Protection Solutions	Individual Retirement	GMxB Legacy	Corporate & Other
	Term	Payout	Payout	Group Pension	Health	Term	Payout	Payout	Group Pension	Health
	(Dollars in millions)
Present Value of Expected Future Policy Benefits
Balance, beginning of the period	$3,465	$828	$2,689	$523	$1,553	$4,294	$1,114	$2,547	$683	$2,092
Beginning balance of original discount rate	3,391	845	3,024	583	1,795	3,241	883	2,400	632	1,915
Effect of changes in cash flow assumptions	9	—	—	—	—	—	—	—	—	—
Effect of actual variances from expected experience	4	1	—	(1)	(7)	60	—	(4)	—	(20)
Adjusted beginning of the period balance	3,404	846	3,024	582	1,788	3,301	883	2,396	632	1,895
Issuances	16	15	222	—	—	23	9	152	—	—
Interest accrual	42	10	21	5	15	42	10	16	5	15
Benefits payments	(95)	(23)	(65)	(17)	(33)	(137)	(24)	(47)	(18)	(41)
Ending Balance at original discount rate	3,367	848	3,202	570	1,770	3,229	878	2,517	619	1,869
Effect of changes in discount rate assumptions	164	6	(258)	(48)	(197)	650	126	(58)	2	(5)
Balance, end of the period	$3,531	$854	$2,944	$522	$1,573	$3,879	$1,004	$2,459	$621	$1,864

Net liability for future policy benefits	$1,371	$854	$2,944	$522	$1,583	$1,576	$1,004	$2,459	$621	$1,862
Less: Reinsurance recoverable	27	—	(589)	—	(1,258)	16	—	(203)	—	(1,479)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Net liability for future policy benefits, after reinsurance recoverable	$1,398	$854	$2,355	$522	$325	$1,592	$1,004	$2,256	$621	$383

Weighted-average duration of liability for future policyholder benefits (years)	7.0	9.4	7.9	7.1	8.7	7.5	9.6	8.4	7.2	8.9

The following table reconciles the net liability for future policy benefits and liability of death benefits to the liability for future policy benefits in the consolidated balance sheet as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
	(in millions)
Reconciliation
Term	$1,371	$1,365
Individual Retirement - Payout	853	828
Legacy - Payout	2,944	2,689
Group Pension - Benefit Reserve & DPL	523	523
Health	1,583	1,558
Universal Life - additional liability for death benefits	1,133	1,109
Subtotal	8,407	8,072
Whole Life Closed Block and Open Block products	5,597	5,664
Other (1)	904	908
Future policyholder benefits total	14,908	14,644
Other policyholder funds and dividends payable	1,830	1,959
Total	$16,738	$16,603
_____________
(1)Primarily consists of Future policy benefits related to Protective Life and Annuity, Assumed Life and DI, GRP Life Run off, VISL rider and Employee Benefits.

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses related to nonparticipating traditional and limited payment contracts as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(in millions)
Term
Expected future benefit payments and expenses (undiscounted)	$5,972	$6,022
Expected future gross premiums (undiscounted)	7,188	7,273
Expected future benefit payments and expenses (discounted; AOCI basis)	3,531	3,465
Expected future gross premiums (discounted; AOCI basis)	3,981	3,904

Payout - Legacy
Expected future benefit payments and expenses (undiscounted)	4,227	3,947
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted; AOCI basis)	2,861	2,607
Expected future gross premiums (discounted; AOCI basis)	—	—

Payout
Expected future benefit payments and expenses (undiscounted)	1,456	1,460
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted; AOCI basis)	825	801
Expected future gross premiums (discounted; AOCI basis)	—	—

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	March 31, 2023	December 31, 2022
	(in millions)

Group Pension
Expected future benefit payments and expenses (undiscounted)	713	730
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted; AOCI basis)	550	563
Expected future gross premiums (discounted; AOCI basis)	—	—

Health
Expected future benefit payments and expenses (undiscounted)	2,469	2,510
Expected future gross premiums (undiscounted)	94	99
Expected future benefit payments and expenses (discounted; AOCI basis)	1,553	1,533
Expected future gross premiums (discounted; AOCI basis)	$75	$78

The tables below summarizes the revenue and interest related to nonparticipating traditional and limited payment contracts for the three months ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
	Gross Premium		Interest Accretion
	(in millions)
Revenue and Interest Accretion
Term	$70	$71	$17	$18
Payout - Legacy	27	21	21	16
Payout	15	9	10	11
Group Pension	—	—	5	5
Health	2	2	15	15
Total	$114	$103	$68	$65

The following table provides the weighted average interest rates for the liability for future policy benefits as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Weighted Average Interest Rate
Term Life
Interest accretion rate	5.6%	5.7%
Current discount rate	4.7%	5.1%
Payout - Legacy
Interest accretion rate	3.6%	3.4%
Current discount rate	4.8%	5.0%
Payout
Interest accretion rate	4.9%	4.9%
Current discount rate	4.9%	5.2%
Group Pension
Interest accretion rate	3.4%	3.4%
Current discount rate	4.7%	5.1%
Health
Interest accretion rate	3.3%	3.3%
Current discount rate	4.9%	5.2%

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The following table provides the balance, changes in and the weighted average durations of the additional insurance liabilities for the three months ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
	Protection Solutions
	Universal Life	Universal Life
	(Dollars in millions)
Balance, beginning of the period	$1,109	$1,087
Beginning balance before AOCI adjustments	1,135	1,076
Effect of changes in interest rate & cash flow assumptions and model changes	—	5
Effect of actual variances from expected experience	6	5
Adjusted beginning of the period balance	1,141	1,086
Interest accrual	13	12
Net assessments collected	18	21
Benefit payments	(18)	(29)
Ending balance before shadow reserve adjustments	1,154	1,090
Effect of reserve adjustment recorded in AOCI	(21)	(2)
Balance, end of the period	$1,133	$1,088

Net liability for additional liability	$1,133	$1,088
Less: Reinsurance recoverable	—	—
Net liability for additional liability, after reinsurance recoverable	$1,133	$1,088

Weighted-average duration of additional liability - death benefit (years)	21.6	22.9

The following tables provides the revenue, interest and weighted average interest rates, related to the additional insurance liabilities for the three months ended and as of March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022	2023	2022
	Assessments		Interest Accretion
	(in millions)
Revenue and Interest Accretion
Universal Life	$172	$180	$13	$12
Total	$172	$180	$13	$12

	March 31,
	2023	2022

Weighted Average Interest Rate
Universal Life	4.5%	4.5%
Interest accretion rate	4.5%	4.5%

The discount rate used for additional insurance liabilities reserve is based on the crediting rate at issue.
9)    MARKET RISK BENEFITS
The following table presents the balances and changes to the balances for the market risk benefits for the GMxB benefits on deferred variable annuities for the three months ended and as of March 31, 2023 and 2022.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	March 31, 2023				March 31, 2022
	Individual Retirement	Legacy			Individual Retirement	Legacy
	GMxB Core	GMxB Legacy	Purchased MRB (3)	Net Legacy	GMxB Core	GMxB Legacy	Purchased MRB (3)	Net Legacy
	(in millions)
Balance, beginning of the period (“BOP”)	$530	$14,699	$(10,415)	$4,284	$1,061	$20,236	$(14,059)	$6,177
Balance BOP before changes in the instrument specific credit risk	529	15,314	(10,358)	4,956	666	19,719	(14,051)	5,668
Model changes and effect of changes in cash flow assumptions	—	—	—	—	—	(87)	29	(58)
Actual market movement effect	(211)	(744)	387	(357)	328	1,098	(399)	699
Interest accrual	18	197	(153)	44	5	104	(61)	43
Attributed fees accrued (1)	95	209	(83)	126	92	219	(86)	133
Benefit payments	(12)	(342)	185	(157)	(5)	(251)	136	(115)
Actual policyholder behavior different from expected behavior	7	21	(18)	3	1	33	(15)	18
Changes in future economic assumptions	125	944	(530)	414	(542)	(2,934)	2,006	(928)
Issuances	(1)	—	—	—	(5)	—	—	—
Balance EOP before changes in the instrument-specific credit risk	$550	$15,599	$(10,570)	$5,029	$540	$17,901	$(12,441)	$5,460
Changes in the instrument-specific credit risk (2)	(233)	(1,517)	(99)	(1,616)	(42)	(970)	(66)	(1,036)
Balance, end of the period (“EOP”)	$317	$14,082	$(10,669)	$3,413	$498	$16,931	$(12,507)	$4,424

Weighted-average age of policyholders (years)	63.7	72.8	67.7	N/A	62.8	72.2	67.1	N/A
Net amount at risk	$3,287	$21,472	$10,045	N/A	$1,787	$17,987	$7,657	N/A
_____________
(1)Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)Changes are recorded in OCI.
(3)Purchased MRB is the impact of non-affiliated reinsurance.
The following table reconciles market risk benefits by the amounts in an asset position and amounts in a liability position to the market risk amounts in the consolidated balance sheet as of March 31, 2023 and December 31, 2022.

	March 31, 2023					December 31, 2022
	Direct Asset	Direct Liability	Net Direct MRB	Purchased MRB	Total	Direct Asset	Direct Liability	Net Direct MRB	Purchased MRB	Total
	(in millions)
Legacy Segment
GMxB Legacy	$(74)	$14,156	$14,082	$(10,669)	$3,413	$(51)	$14,749	$14,699	$(10,412)	$4,287
Individual Retirement
GMxB Core	(498)	815	317	—	317	(387)	917	530	—	530
Other (1)	(57)	90	33	(7)	26	(52)	100	47	(11)	36
Total	$(629)	$15,061	$14,432	$(10,676)	$3,756	$(490)	$15,766	$15,276	$(10,423)	$4,853
______________
(1)Other primarily includes Individual EQUI-VEST MRB.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

10)     POLICYHOLDER ACCOUNT BALANCES
The following table summarizes the balances and changes in policyholders’ account balances three months ended and as of March 31, 2023 and 2022:

	Protection Solutions		Legacy	Individual Retirement			Group Retirement
	Universal Life	Variable Universal Life	GMxB Legacy	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum
March 31, 2023	(in millions)
Balance, beginning of the period	$5,340	$4,909	$688	$69	$35,702	$2,652	$12,045	$702
Issuances	—	—	—	—	—	—	—	—
Premiums received	184	38	20	46	—	11	148	19
Policy charges	(194)	(65)	19	(4)	(1)	—	(1)	—
Surrenders and withdrawals	(18)	(1)	(25)	(8)	(607)	(94)	(405)	(30)
Benefit payments	(76)	(40)	(24)	(1)	(59)	(20)	(17)	(2)
Net transfers from (to) separate account	—	(45)	—	(49)	1,982	3	69	(9)
Interest credited (2)	55	55	7	2	1,620	19	102	3
Other	—	—	—	—	—	3	11	—
Balance, end of the period	$5,291	$4,851	$685	$55	$38,637	$2,574	$11,952	$683

Weighted-average crediting rate	3.64%	3.81%	1.78%	1.05%	1.12%	3.09%	2.99%	2.03%
Net amount at risk (3)	$37,031	$114,419	$21,472	$3,287	$43	$128	$58	$—
Cash surrender value	$3,475	$3,293	$957	$284	$35,286	$2,567	$11,871	$684
______________
(1)SCS sales are recorded as a Separate Account liability until they are swept into the General Account. This sweep is recorded as Net Transfers from (to) separate account.
(2)SCS and EQUI-VEST Group includes amounts related to the change in embedded derivative.
(3)For life insurance products the net amount at risk is death benefit less account value for the policyholder. For variable annuity products the net amount risk is the maximum GMxB NAR for the policyholder.

March 31, 2022	Protection Solutions		Legacy	Individual Retirement			Group Retirement
	Universal Life	Variable Universal Life	GMxB Legacy	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum
	(in millions)
Balance, beginning of the period	$5,462	$4,807	$745	$112	$33,443	$2,784	$11,951	$704
Issuances	—	—	—	—	—	—	—	—
Premiums received	191	47	16	40	—	15	149	23
Policy charges	(200)	(55)	13	(10)	—	—	(1)	—
Surrenders and withdrawals	(20)	—	(16)	(8)	(714)	(45)	(195)	(36)
Benefit payments	(53)	(3)	(27)	(1)	(59)	(15)	(19)	(1)
Net transfers from (to) separate account	—	12	4	(38)	1,717	10	109	23
Interest credited (2)	56	43	7	2	(272)	20	66	3
Other	—	—	—	—	—	—	—	—
Balance, end of the period	$5,436	$4,851	$742	$97	$34,115	$2,769	$12,060	$716

Weighted-average crediting rate	3.62%	3.83%	1.81%	1.05%	1.14%	2.86%	2.36%	2.04%
Net amount at risk (3)	$39,254	$112,430	$17,987	$1,787	$10	$104	$19	$—
Cash surrender value	$3,521	$3,403	$1,031	$309	$31,608	$2,761	$11,982	$716
______________

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

(1)SCS sales are recorded as a Separate Account liability until they are swept into the General Account. This sweep is recorded as Net Transfers from (to) separate account
(2)SCS and EQUI-VEST includes amounts related to the change in embedded derivative.
(3)For life insurance products the net amount at risk is death benefit less account value for the policyholder. For variable annuity products the net amount risk is the maximum GMxB NAR for the policyholder
The following table reconciles the policyholders account balances to the policyholders’ account balance liability in the consolidated balance sheet as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
	(in millions)
Policyholders’ account balance reconciliation
Protection Solution
Universal Life	$5,291	$5,340
Variable Universal Life	4,851	4,909
Legacy Segment
GMxB Legacy	685	688
Individual Retirement
GMxB Core	55	69
EQUI-VEST Individual	2,574	2,652
SCS	38,637	35,702
Group Retirement
EQUI-VEST Group	11,952	12,045
Momentum	683	702
Other (1)	6,235	6,122
Balance (exclusive of Funding Agreements)	70,963	68,229
Funding Agreements	15,798	15,637
Balance, end of the period	$86,761	$83,866
_____________
(1)Primarily reflects products, IR Payout, IR Other, Indexed Universal Life, Investment Edge, Group Pension, Closed Block and Corporate and Other other.
The following table presents the account values by range of guaranteed minimum crediting rates and the related range of the difference in basis points, between rates being credited policyholders and the respective guaranteed minimums as of March 31, 2023 and December 31, 2022.

March 31, 2023
Product (1)	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)
Protection Solutions
Universal Life	0.00% - 1.50%	$—	$—	$4	$1	$5
	1.51% - 2.50%	155	127	640	112	1,034
	Greater than 2.50%	3,565	650	—	—	4,215
	Total	$3,720	$777	$644	$113	$5,254

Variable Universal Life	0.00% - 1.50%	$23	$51	$11	$2	$87
	1.51% - 2.50%	384	156	—	—	540
	Greater than 2.50%	3,819	—	2	—	3,821
	Total	$4,226	$207	$13	$2	$4,448
Legacy Segment

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

March 31, 2023
Product (1)	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)
GMxB Legacy	0.00% - 1.50%	$387	$—	$—	$—	$387
	1.51% - 2.50%	539	—	—	—	539
	Greater than 2.50%	33	—	—	—	33
	Total	$959	$—	$—	$—	$959
Individual Retirement
GMxB Core	0.00% - 1.50%	$279	$—	$—	$—	$279
	1.51% - 2.50%	14	—	—	—	14
	Greater than 2.50%	—	—	—	—	—
	Total	$293	$—	$—	$—	$293

EQUI-VEST Individual	0.00% - 1.50%	$35	$—	$55	$239	$329
	1.51% - 2.50%	—	—	46	—	46
	Greater than 2.50%	2,121	19	59	—	2,199
	Total	$2,156	$19	$160	$239	$2,574

SCS	0.00% - 1.50%	$31,090	$—	$—	$—	$31,090
	1.51% - 2.50%	5,821	—	—	—	5,821
	Greater than 2.50%	—	—	—	—	—
	Total	$36,911	$—	$—	$—	$36,911
Group Retirement
EQUI-VEST Group	0.00% - 1.50%	$58	$57	$362	$3,176	$3,653
	1.51% - 2.50%	11	2	897	—	910
	Greater than 2.50%	6,799	342	—	—	7,141
	Total	$6,868	$401	$1,259	$3,176	$11,704

Momentum	0.00% - 1.50%	$13	$291	$119	$7	$430
	1.51% - 2.50%	174	1	—	—	175
	Greater than 2.50%	73	—	5	—	78
	Total	$260	$292	$124	$7	$683

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

December 31, 2022
Product (1)	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)
Protection Solutions
Universal Life	0.00% - 1.50%	$—	$—	$5	$1	$6
	1.51% - 2.50%	181	197	605	47	1,030
	Greater than 2.50%	3,615	657	—	—	4,272
	Total	$3,796	$854	$610	$48	$5,308

Variable Universal Life	0.00% - 1.50%	$30	$40	$7	$1	$78
	1.51% - 2.50%	485	53	—	—	538
	Greater than 2.50%	3,900	—	2	—	3,902
	Total	$4,415	$93	$9	$1	$4,518
Legacy Segment
GMxB Legacy	0.00% - 1.50%	$386	$—	$—	$—	$386
	1.51% - 2.50%	560	—	—	—	560
	Greater than 2.50%	35	—	—	—	35
	Total	$981	$—	$—	$—	$981
Individual Retirement
GMxB Core	0.00% - 1.50%	$289	$—	$—	$—	$289
	1.51% - 2.50%	14	—	—	—	14
	Greater than 2.50%	—	—	—	—	—
	Total	$303	$—	$—	$—	$303

EQUI-VEST Individual	0.00% - 1.50%	$345	$—	$—	$—	$345
	1.51% - 2.50%	46	—	—	—	46
	Greater than 2.50%	2,199	—	62	—	2,261
	Total	$2,590	$—	$62	$—	$2,652

SCS	0.00% - 1.50%	$28,086	$—	$—	$—	$28,086
	1.51% - 2.50%	5,527	—	—	—	5,527
	Greater than 2.50%	—	—	—	—	—
	Total	$33,613	$—	$—	$—	$33,613
Group Retirement
EQUI-VEST Group	0.00% - 1.50%	$109	$5	$366	$3,112	$3,592
	1.51% - 2.50%	11	2	889	—	902
	Greater than 2.50%	6,949	21	330	—	7,300
	Total	$7,069	$28	$1,585	$3,112	$11,794

Momentum	0.00% - 1.50%	$15	$301	$122	$7	$445
	1.51% - 2.50%	178	1	—	—	179
	Greater than 2.50%	73	—	5	—	78
	Total	$266	$302	$127	$7	$702
Separate Account - Summary
The following table presents the balances of and changes in separate account liabilities three months ended and as of March 31, 2023 and 2022.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Protection Solutions	Legacy	Individual Retirement			Group Retirement
	VUL	GMxB Legacy	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum
March 31, 2023	(in millions)
Balance, beginning of the period	$13,187	$32,616	$27,772	$4,161	$3,798	$22,393	$3,885
Premiums and deposits	287	65	256	26	253	531	178
Policy charges	(137)	(178)	(115)	(1)	—	(4)	(5)
Surrenders and withdrawals	(117)	(660)	(559)	(100)	(95)	(359)	(157)
Benefit payments	(24)	(192)	(56)	(14)	(12)	(15)	(3)
Investment performance (1)	843	1,808	1,202	269	175	1,438	235
Net transfers from (to) general account	45	—	49	(3)	(140)	(69)	9
Other charges (2)	—	—	—	4	—	25	—
Balance, end of the period	$14,084	$33,459	$28,549	$4,342	$3,979	$23,940	$4,142

Cash surrender value	$13,755	$33,181	$27,680	$4,310	$3,885	$23,702	$4,136
_____________
(1)Investment performance is reflected net of M&E fees.
(2)EQUI-VEST Individual and EQUI-VEST Group for the three months ending March 31, 2023, amounts reflect a total special payment applied to the accounts of active clients as part of a previously disclosed settlement agreement between Equitable Financial Life Insurance Company and the Securities & Exchange Commission.

	Protection Solutions	Legacy	Individual Retirement			Group Retirement
	VUL	GMxB Legacy	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum
March 31, 2022	(in millions)
Balance, beginning of the period	$16,405	$44,912	$35,288	$5,583	$4,287	$27,509	$4,975
Premiums and deposits	283	55	441	42	241	523	185
Policy charges	(139)	(183)	(114)	—	—	(4)	(5)
Surrenders and withdrawals	(114)	(771)	(690)	(88)	(68)	(356)	(210)
Benefit payments	(54)	(186)	(70)	(16)	(11)	(20)	(1)
Investment performance (1)	(1,032)	(2,932)	(2,197)	(380)	(257)	(1,874)	(326)
Net transfers from (to) general account	(12)	(4)	38	(10)	(39)	(109)	(23)
Balance, end of the period	$15,337	$40,891	$32,696	$5,131	$4,153	$25,669	$4,595

Cash surrender value	$15,022	$40,601	$31,748	$5,096	$4,061	$25,426	$4,588
(1) Investment performance is reflected net of M&E fees.
______________

The following table reconciles the separate account liabilities to the separate account liability balance in the consolidated balance sheet as of March 31, 2023 and December 31, 2022.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	March 31, 2023	December 31, 2022
	(in millions)
Separate Account Reconciliation
Protection Solution
Variable Universal Life	$14,084	$13,187
Legacy Segment
GMxB Legacy	33,459	32,616
Individual Retirement
GMxB Core	28,549	27,772
EQUI-VEST Individual	4,342	4,161
Investment Edge	3,979	3,798
Group Retirement
EQUI-VEST Group	23,940	22,393
Momentum	4,142	3,885
Other (1)	7,257	7,041
Total	$119,752	$114,853
______________
(1)Primarily reflects Corporate and Other products and Group Retirement products including Association and Group Retirement Other.
The following table presents the aggregate fair value of separate account assets by major asset category as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Protection Solutions	Individual Retirement	Group Retirement	Corp & Other	Legacy Segment	Total
	(in millions)
Asset Type
Debt securities	$63	$1	$16	$10	$—	$90
Common Stock	51	33	457	1,712	—	2,253
Mutual Funds	14,400	38,109	29,428	755	33,468	116,160
Bonds and Notes	114	3	1	1,131	—	1,249
Total	$14,628	$38,146	$29,902	$3,608	$33,468	$119,752

	December 31, 2022
	Protection Solutions	Individual Retirement	Group Retirement	Corp & Other	Legacy Segment	Total
	(in millions)
Asset Type
Debt securities	$58	$1	$17	$8	$—	$84
Common Stock	41	32	430	1,686	—	2,189
Mutual Funds	13,498	36,860	27,639	773	32,625	111,395
Bonds and Notes	119	3	1	1,062	—	1,185
Total	$13,716	$36,896	$28,087	$3,529	$32,625	$114,853
11)    EMPLOYEE BENEFIT PLANS
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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
Net Periodic Pension Expense
Components of net periodic pension expense for the Company’s plans were as follows:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Service cost	$2	$2
Interest cost	31	14
Expected return on assets	(39)	(39)
Prior period service cost amortization	(1)	(1)
Actuarial (gain) loss	—	—
Net amortization	9	20
Impact of settlement	—	—
Net Periodic Pension Expense	$2	$(4)
12)    INCOME TAXES
Income tax expense for the three months ended March 31, 2023 and 2022 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
During the fourth quarter of 2022, the Company established a valuation allowance of $1.6 billion against its deferred tax asset related to unrealized capital losses in the available for sale securities portfolio. For the three months ended March 31, 2023, the Company recorded a decrease to the valuation allowance of $341 million due to a decrease in the portfolio’s unrealized capital loss. This adjustment was recorded in other comprehensive income.
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. During the three months ended March 31, 2023 the Company has taken steps to increase its available future liquidity by increasing borrowing capacity and amending certain counterparty agreements. While management has several actions that are pending, the Company now has the ability and intent to hold the underlying securities in its available for sale portfolio to recovery to the extent that half of the deferred tax asset would be realized. Based on all available evidence, as of March 31, 2023, the Company concluded that half of the deferred tax asset related to unrealized tax capital losses is more-likely-than-not to be realized and a full valuation allowance is not necessary. A valuation allowance of $614 million remains against the portion of the deferred tax asset that is still not more-likely-than-not to be realized. The partial release of the valuation allowance of $614 million was recorded in net income.
The Company uses the aggregate portfolio approach related to the stranded or disproportionate income tax effects in accumulated other comprehensive income related to available for sale securities. Under this approach, the disproportionate tax effect remains intact as long as the investment portfolio remains.
13)    EQUITY
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	March 31, 2023			December 31, 2022
Series	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
Series A	32,000	32,000	32,000	32,000	32,000	32,000
Series B	20,000	20,000	20,000	20,000	20,000	20,000
Series C	12,000	12,000	12,000	12,000	12,000	12,000
Total	64,000	64,000	64,000	64,000	64,000	64,000

Dividends declared per share were as follows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Series A dividends declared	$328	$328
Series B dividends declared	$—	$—
Series C dividends declared	$269	$269
Common Stock
Dividends declared per share of common stock were as follows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Dividends declared	$0.20	$0.18

Share Repurchase

On February 9, 2022, the Company’s Board of Directors authorized a new $1.2 billion share repurchase program. Under this program, the Company may, from time to time purchase shares of its common stock through various means. The Company may choose to suspend or discontinue the repurchase program at any time. The repurchase program does not obligate the Company to purchase any particular number of shares. On February 9, 2023, the Company’s Board of Directors authorized a new $700 million share repurchase program. Under this program, the Company may, from time to time, purchase shares of its common stock through various means. The Company may choose to suspend or discontinue the repurchase program at any time. The repurchase program does not obligate the Company to purchase any particular number of shares. As of March 31, 2023, Holdings had authorized capacity of approximately $870 million remaining in its share repurchase program.
Holdings repurchased a total of 7.3 million and 8.6 million shares of its common stock at an average price of $29.16 and $31.96 through open market repurchases, ASRs and privately negotiated transactions during the three months ended March 31, 2023 and 2022, respectively.
During the three months ended March 31, 2023 and 2022, Holdings repurchased 4.5 million and 7.9 million shares of its common stock through open market repurchases.
In January 2023, Holdings entered into an ASR with a third-party financial institution to repurchase an aggregate of $75 million of Holdings’ common stock. Pursuant to the ASR, Holdings made a prepayment of $75 million and received initial delivery of 2 million Holdings’ shares. The ASR terminated in March 2023, at which time an additional 424,000 shares of common stock were received.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Accumulated Other Comprehensive Income (Loss)
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances as of March 31, 2023 and December 31, 2022 follow:

	March 31,	December 31,
	2023	2022
	(in millions)
Unrealized gains (losses) on investments	$(7,917)	$(9,324)
Market risk benefits - instrument-specific credit risk component	1,855	668
Liability for future policy benefits - current discount rate component	213	355
Defined benefit pension plans	(629)	(650)
Foreign currency translation adjustments	(85)	(91)
Total accumulated other comprehensive income (loss)	(6,563)	(9,042)
Less: Accumulated other comprehensive income (loss) attributable to noncontrolling interest	(47)	(50)
Accumulated other comprehensive income (loss) attributable to Holdings	$(6,516)	$(8,992)

The components of OCI, net of taxes for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$1,571	$(5,080)
(Gains) losses reclassified into net income (loss) during the period (1)	63	264
Net unrealized gains (losses) on investments	1,634	(4,816)
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	(8)	139
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $341 and $(1,244))	1,626	(4,677)
Change in LFPB discount rate and MRB credit risk, net of tax
Market risk benefits - changes in instrument-specific credit risk (net of deferred income tax expense (benefit) of $249 and $418)	938	1,573
Liability for future policy benefits - changes in current discount rate (net of deferred income tax expense (benefit) of $(30) and $123)	(112)	462
Change in defined benefit plans:
Reclassification to Net income (loss) of amortization of net prior service credit included in net periodic cost (3)	20	43
Change in defined benefit plans (net of deferred income tax expense (benefit) of $(6) and $(9))	20	43
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period	6	(12)
Foreign currency translation adjustment	6	(12)
Total other comprehensive income (loss), net of income taxes	2,478	(2,611)
Less: Other comprehensive income (loss) attributable to noncontrolling interest	2	(4)
Other comprehensive income (loss) attributable to Holdings	$2,476	$(2,607)
______________
(1)See “reclassification adjustment” in Note 3 of the Notes to these Consolidated Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of $(17) million and $(70) million for the three months ended March 31, 2023 and 2022, respectively.
Investment gains and losses reclassified from AOCI to net income (loss) primarily consist of realized gains (losses) on sales and credit losses of AFS securities and are included in total investment gains (losses), net on the consolidated statements of income (loss). Amounts reclassified from AOCI to net income (loss) as related to defined benefit plans

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

primarily consist of amortization of net (gains) losses and net prior service cost (credit) recognized as a component of net periodic cost and reported in compensation and benefits in the consolidated statements of income (loss). Amounts presented in the table above are net of tax.
14)    SHORT-TERM AND LONG-TERM DEBT
On January 11, 2023, the Company issued $500 million aggregate principal amount of senior notes (the “Senior Notes”). These amounts were recorded net of the underwriting discount and issuance costs of $5 million. The Company will pay semiannual interest on the Senior Notes on January 11 and July 11 of each year, commencing on July 11, 2023, and the Senior Notes will mature on January 11, 2033. The Senior Notes bear interest at 5.594% per annum. On any date prior to October 11, 2032, the Company may redeem some or all of the Senior Notes, subject to a make-whole provision. At any time on or after October 11, 2032, the Company may, at its option, redeem the Notes in whole or in part, at a price equal to 100% of the principal amount of the Senior Notes being redeemed plus accrued and unpaid interest thereon to the redemption date. The Senior Notes contain customary affirmative and negative covenants, including a limitation on certain liens and a limit on the Company’s ability to consolidate, merge, sell or otherwise dispose of all or substantially all of its assets. The Senior Notes also include customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding Senior Notes may be accelerated.
15)    REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests are presented in the table that follows:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Balance, beginning of the period	$455	$468
Net earnings (loss) attributable to redeemable noncontrolling interests	12	(27)
Purchase/change of redeemable noncontrolling interests	146	(55)
Balance, end of the period	$613	$386

16)    COMMITMENTS AND CONTINGENT LIABILITIES
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

in certain litigation and the inherent unpredictability of all such matters, it is possible that an adverse outcome in certain of the Company’s litigation or regulatory matters, or liabilities arising from other loss contingencies, could, from time to time, have a material adverse effect upon the Company’s results of operations or cash flows in a particular quarterly or annual period.
For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of March 31, 2023, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $250 million.
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
In February 2016, a lawsuit was filed in the Southern District of New York entitled Brach Family Foundation, Inc. v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action brought on behalf of all owners of UL policies subject to Equitable Financial’s COI rate increase. In early 2016, Equitable Financial raised COI rates for certain UL policies issued between 2004 and 2008, which had both issue ages 70 and above and a current face value amount of $1 million and above. A second putative class action was filed in the District of Arizona in 2017 and consolidated with the Brach matter in federal court in New York. The consolidated amended class action complaint alleges the following claims: breach of contract; misrepresentations in violation of Section 4226 of the New York Insurance Law; violations of New York General Business Law Section 349; and violations of the California Unfair Competition Law, and the California Elder Abuse Statute. Plaintiffs seek: (a) compensatory damages, costs, and, pre- and post-judgment interest; (b) with respect to their claim concerning Section 4226, a penalty in the amount of premiums paid by the plaintiffs and the putative class; and (c) injunctive relief and attorneys’ fees in connection with their statutory claims. In August 2020, the federal district court issued a decision certifying nationwide breach of contract and Section 4226 classes, and a New York State Section 349 class. Owners of a substantial number of policies opted out of the Brach class action. Most opt-out policies are not yet the subject of litigation. Others filed suit previously including three federal actions that have been coordinated with the Brach action and contain similar allegations along with additional allegations for violations of state consumer protection statutes and common law fraud. In March 2022, the federal district court issued a summary judgment decision, denying in significant part but granting in part Equitable Financial’s motion and denying the motion filed by plaintiffs in the coordinated actions. In July 2022, the federal district court granted Equitable Financial’s motion to reconsider its summary judgment decision in part and granted summary judgment as to a portion of the Section 4226 class. The federal district court also agreed to consider whether it should decertify the Section 4226 class. In January 2023, the federal district court declined to decertify the class and instead modified it to replace certain class members. Beginning October 30, 2023, the federal district court will hold one consolidated trial for the Brach action and the three coordinated actions. Equitable Financial has commenced settlement discussions with the Brach class action plaintiffs and plaintiffs in the coordinated actions. No assurances can be given about the outcome of those settlement discussions. Equitable Financial has settled actual and threatened litigations challenging the COI increase by individual policy owners and one entity that invested in numerous policies purchased in the life settlement market. Two actions are also pending against Equitable Financial in New York state court. In July 2022, the trial court in one of the New York state court actions, Hobish v. AXA Equitable Life Insurance Company, granted in significant part Equitable Financial’s motion for summary judgment and denied plaintiff’s cross motion. That plaintiff filed a notice of appeal and Equitable filed a notice of cross-appeal. Equitable Financial is vigorously defending each of these matters.
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
Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. Equitable Financial has purchased FHLB stock of $388 million and pledged collateral with a carrying value of $13.0 billion as of March 31, 2023.
Funding agreements are reported in policyholders’ account balances in the consolidated balance sheets. For other instruments used for asset/liability and cash management purposes, see “Offsetting of Financial Assets and Liabilities and Derivative Instruments” included in Note 4 of the Notes to these Consolidated Financial Statements. The table below summarizes the Company’s activity of funding agreements with the FHLB.
Change in FHLB Funding Agreements during the Three Months Ended March 31, 2023

	Outstanding Balance at December 31, 2022	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at March 31, 2023
	(in millions)
Short-term funding agreements:
Due in one year or less	$6,130	$14,066	$(14,201)	$—	$—	$5,995
Long-term funding agreements:
Due in years two through five	1,679	—	—	—	—	1,679
Due in more than five years	692	—	—	—	—	692
Total long-term funding agreements	2,371	—	—	—	—	2,371
Total funding agreements (1)	$8,501	$14,066	$(14,201)	$—	$—	$8,366
_____________
(1)The $3 million and $4 million difference between the funding agreements carrying value shown in fair value table for March 31, 2023 and December 31, 2022, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Funding Agreement-Backed Notes Program (“FABN”)
Under the FABN program, Equitable Financial may issue funding agreements in U.S. dollar or other foreign currencies to a Delaware special purpose statutory trust (the “Trust”) in exchange for the proceeds from issuances of fixed and floating rate medium-term marketable notes issued by the Trust from time to time (the “Trust Notes”). The funding agreements have matching interest, maturity and currency payment terms to the applicable Trust Notes. The Company hedges the foreign currency exposure of foreign currency denominated funding agreements using cross currency swaps as discussed in Note 4 of the Notes to these Consolidated Financial Statements. As of March 31, 2023, the maximum aggregate principal amount of Trust Notes permitted to be outstanding at any one time is $10.0 billion. Funding agreements issued to the Trust, including any foreign currency transaction adjustments, are reported in policyholders’ account balances in the consolidated balance sheets. Foreign currency transaction adjustments to policyholder’s account balances are recognized in net income (loss) as an adjustment to interest credited to policyholders’ account balances and are offset in interest credited to policyholders’ account balances by a release of AOCI from deferred changes in fair value of designated and qualifying cross currency swap cash flow hedges. The table below summarizes Equitable Financial’s activity of funding agreements under the FABN program.
Change in FABN Funding Agreements during the Three Months Ended March 31, 2023

	Outstanding Balance at December 31, 2022	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Foreign Currency Transaction Adjustment	Outstanding Balance at March 31, 2023
	(in millions)
Short-term funding agreements:
Due in one year or less	$1,500	$—	$—	$—	$—	$—	$1,500
Long-term funding agreements:
Due in years two through five	4,000	300	—	—	750	—	5,050
Due in more than five years	1,585	—	—	—	(750)	7	842
Total long-term funding agreements	5,585	300	—	—	—	7	5,892
Total funding agreements (1)	$7,085	$300	$—	$—	$—	$7	$7,392
_____________
(1)The $25 million and $66 million difference between the funding agreements notional value shown and carrying value table as of March 31, 2023 and December 31, 2022, respectively, reflects the remaining amortization of the issuance cost of the funding agreements and the foreign currency transaction adjustment.
Credit Facilities
For information regarding activity pertaining to our credit facilities arrangements, see Note 14 of the Notes to these Consolidated Financial Statements.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of March 31, 2023, these arrangements include commitments by the Company to provide equity financing of $1.3 billion to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.
The Company had $17 million of undrawn letters of credit related to reinsurance as of March 31, 2023. The Company had $764 million of commitments under existing mortgage loan agreements as of March 31, 2023.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

17)    BUSINESS SEGMENT INFORMATION
As previously announced, effective January 1, 2023, our financial reporting presentation was revised to reflect the reorganization of the Company’s reportable segments to reflect how the Company’s chief operating decision maker now makes operating decisions and assesses performance. We now have six reportable segments. Prior period results have been revised in connection with updates to our reportable segments.
The six reportable segments are: Individual Retirement, Group Retirement, Investment Management and Research, Protection Solutions, Wealth Management and Legacy.
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
•The Wealth Management segment offers discretionary and non-discretionary investment advisory accounts, financial planning and advice, life insurance, and annuity products through Equitable Advisors.
•The Legacy segment primarily consists of the capital intensive fixed-rate GMxB business written in the Individual Retirement market prior to 2011. This business offered GMDB features in isolation or together with GMLB features. This business also historically offered variable annuities with four types of guaranteed living benefit riders: GMIB, GWBL/GMWB, and GMAB.
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
Operating earnings is calculated by adjusting each segment’s net income (loss) attributable to Holdings for the following items:
•Items related to variable annuity product features, which include: (i) changes in the fair value of market risk benefits and purchased market risk benefits, including the related attributed fees and claims, offset by derivatives and other securities used to hedge the market risk benefits which result in residual net income volatility as the change in fair value of certain securities is reflected in OCI and due to our statutory capital hedge program; and (ii) market adjustments to deposit asset or liability accounts arising from reinsurance agreements which do not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk;
•Investment (gains) losses, which includes credit loss impairments of securities/investments, sales or disposals of securities/investments, realized capital gains/losses and valuation allowances;

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

•Net actuarial (gains) losses, which includes actuarial gains and losses as a result of differences between actual and expected experience on pension plan assets or projected benefit obligation during a given period related to pension, other postretirement benefit obligations, and the one-time impact of the settlement of the defined benefit obligation;
•Other adjustments, which primarily include restructuring costs related to severance and separation, lease write-offs related to non-recurring restructuring activities, COVID-19 related impacts, net derivative gains (losses) on certain Non-GMxB derivatives, net investment income from certain items including consolidated VIE investments, seed capital mark-to-market adjustments, unrealized gain/losses and realized capital gains/losses from sales or disposals of select securities, certain legal accruals; and a bespoke deal to repurchase UL policies from one entity that had invested in numerous policies purchased in the life settlement market, which disposed of the risk of additional COI litigation by that entity related to those UL policies; and
•Income tax expense (benefit) related to the above items and non-recurring tax items, which includes the effect of uncertain tax positions for a given audit period, and a decrease of a deferred tax valuation allowance.
The General Account investment portfolio is used to support the insurance and annuity liabilities of our Individual Retirement, Group Retirement, Protection Solutions and Legacy business segments. In the first quarter 2022, the Company changed its methodology for allocating its General Account investment portfolio, which resulted in a change in the asset and net investment income allocation amongst the Company’s business segments. Following this change, the segmentation of the general account investments is now more closely aligned with the liability characteristics of the product groups. Management determined that the change in the allocation methodology allows for improved flexibility and infuses an active asset liability management practice into the segmentation process. Additionally, the Company also changed its basis for allocating the spread earned from our FHLB investment borrowing and FABN programs. The spread earned from our FHLB investment borrowing and FABN programs includes the investment income on the assets less interest credited on the funding agreements. The net spread as reflected in net investment income is allocated to the segments based on the percentage of the individual segment’s insurance liabilities over the combined segments insurance liabilities.
This change in measurement only impacts our segment disclosures, and thus has no impact on our overall consolidated financial statements. Historical segment operating income (loss), revenues and assets have not been recast in the tables as the impact was immaterial.
Revenues derived from any customer did not exceed 10% of revenues for the three months ended March 31, 2023 and 2022.
The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.
The table below presents operating earnings (loss) by segment and Corporate and Other and a reconciliation to net income (loss) attributable to Holdings for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Net income (loss) attributable to Holdings	$177	$530
Adjustments related to:
Variable annuity product features	861	(616)
Investment (gains) losses	87	326
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	9	19
Other adjustments (1)	45	228
Income tax expense (benefit) related to above adjustments	(210)	9
Non-recurring tax items	(605)	3
Non-GAAP Operating Earnings	$364	$499

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended March 31,
	2023	2022
	(in millions)
Operating earnings (loss) by segment:
Individual Retirement	$200	$203
Group Retirement	$89	$144
Investment Management and Research	$99	$136
Protection Solutions	$(35)	$(3)
Wealth Management	$32	$32
Legacy	$60	$63
Corporate and Other (2)	$(81)	$(76)
______________
(1)Includes certain legal accruals related to the COI litigation of $59 million for the three months ended March 31, 2022 .Includes policyholder benefit costs of $75 million for the three months ended March 31, 2022 stemming from a deal to repurchase UL policies from one entity that had invested in numerous policies purchased in the life settlement market.
(2)Includes interest expense and financing fees of $67 million and $53 million for the three months ended March 31, 2023 and 2022, respectively.
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
•Other adjustments, which primarily includes net derivative gains (losses) on certain Non-GMxB derivatives and net investment income from certain items including consolidated VIE investments, seed capital mark-to-market adjustments and unrealized gain/losses associated with equity securities. The table below presents segment revenues for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
	(in millions)
Segment revenues:
Individual Retirement (1)	$588	$507
Group Retirement (1)	237	335
Investment Management and Research (2)	1,009	1,135
Protection Solutions (1)	767	809
Wealth Management (3)	362	376
Legacy (1)	206	215
Corporate and Other (1)	281	223
Eliminations	(180)	(199)

Adjustments related to:
Variable annuity product features	(861)	616
Investment gains (losses), net	(87)	(326)
Other adjustments to segment revenues	35	(545)
Total revenues	$2,357	$3,146
______________
(1)Includes investment expenses charged by AB of $38 million and $27 million for the three months ended March 31, 2023 and 2022, respectively, for services provided to the Company.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

(2)Inter-segment investment management and other fees of $43 million and $33 million for the three months ended March 31, 2023 and 2022, respectively, are included in segment revenues of the Investment Management and Research segment.
(3)Inter-segment distribution fees of $175 million and $193 million for the three months ended March 31, 2023 and 2022, respectively, are included in segment revenues of the Wealth Management segment.
(4)Includes interest expense charged to AB of $9 million and $0 million for the three months ended March 31, 2023 and 2022, respectively.
The table below presents total assets by segment as of March 31, 2023 and 2022:

	March 31, 2023	December 31, 2022
	(in millions)
Total assets by segment:
Individual Retirement	$77,922	$77,641
Group Retirement	44,171	42,421
Investment Management and Research	11,864	12,633
Protection Solutions	37,845	37,224
Wealth Management	174	137
Legacy	49,804	48,231
Corporate and Other	39,720	34,415
Total assets	$261,500	$252,702

18)    INSURANCE GROUP STATUTORY FINANCIAL INFORMATION
Prescribed and Permitted Accounting Practices
As of March 31, 2023, the following three prescribed and permitted practices resulted in net income (loss) and capital and surplus that is different from the statutory surplus that would have been reported had NAIC statutory accounting practices been applied.
Equitable Financial was granted a permitted practice by the NYDFS to apply SSAP 108, Derivatives Hedging Variable Annuity Guarantees on a retroactive basis from January 1, 2021 through June 30, 2021, after reflecting the impacts of our reinsurance transaction with Venerable. The permitted practice was amended to also permit Equitable Financial to adopt SSAP 108 prospectively as of July 1, 2021 and to consider the impact of both the interest rate derivatives and the General Account assets used to fully hedge the interest rate risk inherent in its variable annuity guarantees when determining the amount of the deferred asset or liability under SSAP 108. Application of the permitted practice partially mitigates the New York Insurance Regulation 213 (“Reg 213”) impact of the Venerable Transaction on Equitable Financial’s statutory capital and surplus and enables Equitable Financial to more effectively neutralize the impact of interest rates on its statutory surplus and to better align with our economic hedging program. The impact of applying this permitted practice relative to SSAP 108 as written was an increase of approximately $63 million in statutory special surplus funds and a decrease of $22 million in statutory net income for the three months ended March 31, 2023, which will be amortized over five years for each of the retrospective and prospective components. The permitted practice also reset Equitable Financial’s unassigned surplus to zero as of June 30, 2021 to reflect the transformative nature of the Venerable Transaction.
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
The impact of the application of Reg 213 was a decrease of approximately $2.2 billion in statutory surplus as of March 31, 2023 compared to statutory surplus under the NAIC variable annuity framework. Our hedging program is designed to hedge the economics of our insurance liabilities and largely offsets Reg 213 and NAIC framework reserve movements due to interest rates and equities. The NYDFS allows domestic insurance companies a five year phase-in provision for Reg 213 reserves. As of September 30, 2022, Equitable Financial’s Reg 213 reserves were 100% phased-

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

in. As of March 31, 2023, given the prevailing market conditions and business mix, there are no Reg 213 redundant reserves over the US RBC CTE 98 total asset requirement (“TAR”). Finally, the continued application of Reg 213 resulted in a corresponding decrease of $0.3 billion in statutory net income for the three months ended March 31, 2023, which was largely offset by net income gains on our hedging program during the same period as noted.
During the fourth quarter 2020, Equitable Financial received approval from NYDFS for its proposed amended Plan of Operation for Separate Account No. 68 (“SA 68”) for our Structured Capital Strategies product and Separate Account No. 69 (“SA 69”) for our EQUI-VEST product Structured Investment Option, to change the accounting basis of these two non-insulated Separate Accounts from fair value to book value in accordance with Section 1414 of the Insurance Law to align with how we manage and measure our overall general account asset portfolio. In order to facilitate this change and comply with Section 4240(a)(10), the Company also sought approval to amend the Plans to remove the requirement to comply with Section 4240(a)(5)(iii) and substitute it with a commitment to comply with Section 4240(a)(5)(i). Similarly, the Company updated the reserves section of each Plan to reflect the fact that Regulation 128 would no longer be applicable upon the change in accounting basis. We applied this change effective January 1, 2021. The impact of the application is an increase of approximately $2.0 billion in statutory surplus and a decrease in statutory net income for the three months ended March 31, 2023 of $157 million.

19)    EARNINGS PER COMMON SHARE
The following table presents a reconciliation of Net income (loss) and Weighted-average common shares used in calculating basic and diluted Earnings per common share for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in millions, except per share data)
Weighted-average common shares outstanding:
Weighted-average common shares outstanding — basic	361.9	388.6
Effect of dilutive potential common shares:
Employee share awards (1)	2.2	3.1
Weighted-average common shares outstanding — diluted	364.1	391.7

Net income (loss):
Net income (loss)	$266	$597
Less: Net income (loss) attributable to the noncontrolling interest	89	67
Net income (loss) attributable to Holdings	177	530
Less: Preferred stock dividends	14	14
Net income (loss) available to Holdings’ common shareholders	$163	$516

Earnings per common share:
Basic	$0.45	$1.33
Diluted	$0.45	$1.32
_____________
(1)Calculated using the treasury stock method.

For the three months ended March 31, 2023 and 2022, 2.5 million and 3.3 million of outstanding stock awards, respectively, were not included in the computation of diluted earnings per share because their effect was anti-dilutive.
20)     HELD-FOR-SALE
Assets and liabilities related to the business classified as HFS are separately reported in the Consolidated Balance Sheets beginning in the period in which the business is classified as HFS.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

AB Bernstein Research Services
On November 22, 2022, AB and Société Générale, a leading European bank, announced plans to form a joint venture combining their respective cash equities and research businesses. The consummation of the joint venture is subject to customary closing conditions, including regulatory clearances. The closing is expected to occur before the end of 2023. Upon closing, AB will own a 49% interest in the joint venture and Société Générale will own a 51% interest in the joint venture, with an option to reach 100% ownership after five years. The assets and liabilities of AB's research services business recorded at fair value, less cost to sell have been classified as held-for-sale in our Consolidated Financial Statements. As a result of classifying these assets as held-for-sale, AB recognized a non-cash valuation adjustment of $3 million and $7 million on the consolidated statement of income, to recognize the net carrying value at lower of cost or fair value, less costs to sell for the three months ended as of March 31, 2023 and as of December 31, 2022, respectively.
The following table summarizes the assets and liabilities classified as held-for-sale as of March 31, 2023 and December 31, 2022 on the Company’s consolidated balance sheet:

	March 31, 2023 (1)	December 31, 2022 (1)
	(in millions)
Cash and cash equivalents	$154	$159
Broker-dealer related receivables	94	74
Trading securities, at fair value	16	25
Goodwill and other intangible assets ,net	165	175
Other assets (2)	242	129
Total assets held-for-sale	$671	$562

Broker-dealer related payables	$43	$33
Customers related payables	32	10
Other liabilities	83	65
Total liabilities held-for-sale	$158	$108
____________
(1)    The assets and liabilities classified as held-for-sale are reported within our Investment Management & Research segment.
(2)    Other assets includes a valuation adjustment of $(10) million and $(7) million, as of March 31, 2023 and December 31, 2022, respectively.

These assets and liabilities are reported under the Investment Management & Research segment. The Company has determined that AB’s exit from the research business did not represent a strategic shift that had a major effect on AB’s or the Company’s consolidated results of operations, and therefore, are not classified as discontinued operations.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

21    REINSURANCE
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

	Three Months Ended March 31,
	2023	2022
	(in millions)
Direct premiums	$290	$250
Reinsurance assumed	52	50
Reinsurance ceded	(66)	(53)
Premiums	$276	$247

Direct charges and fee income	$777	$834
Reinsurance ceded	(189)	(184)
Policy charges and fee income	$588	$650

Direct policyholders’ benefits	$859	$917
Reinsurance assumed	36	55
Reinsurance ceded	(165)	(170)
Policyholders’ benefits	$730	$802

Direct interest credited to policyholders’ account balances	$464	$338
Reinsurance ceded	(1)	(25)
Interest credited to policyholders’ account balances	$463	$313
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	March 31, 2023	December 31, 2022
	(in millions)
Ceded Reinsurance:
Estimated net fair values of purchased market risk benefits	$10,676	$10,423
Third-party reinsurance recoverables related to insurance contracts	8,453	8,471
Top reinsurers:
First Allmerica-GAF	3,933	4,005
Zurich Life Insurance Company, Ltd.	1,401	1,416
RGA Reinsurance Company	1,301	1,272
Ceded group health reserves	48	47
Amount due to reinsurers	1,428	1,533
Top reinsurers:
RGA Reinsurance Company	1,175	1,171
First Allmerica-GAF	71	147
Protective Life Insurance Company	103	104
Assumed Reinsurance:
Reinsurance assumed reserves	$694	$701

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

22)     SUBSEQUENT EVENTS
Accelerated Share Repurchase Agreement
In April 2023, Holdings entered into an ASR with a third-party financial institution to repurchase an aggregate of $75 million of Holdings’ common stock. Pursuant to the ASR, Holdings made a prepayment of $75 million and received initial delivery of 2.4 million Holdings’ shares. The ASR terminated in May 2023, at which time an additional 598,000 shares of common stock were received.
Holdings Senior Notes Repayment
On April 20, 2018, Holdings issued $800 million aggregate principal amount of 3.9% Senior Notes due 2023. During 2021 Holdings made a principal prepayment of $280 million on the 3.9% Senior Notes. The remaining balance was paid in full on the due date of April 20, 2023.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in its entirety and in conjunction with the consolidated financial statements and related notes contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”).
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
As previously announced, effective January 1, 2023, our financial reporting presentation was revised to reflect the reorganization of the Company’s reportable segments to reflect how the Company’s chief operating decision maker now makes operating decisions and assesses performance. We now manage our business through six segments: Individual Retirement, Group Retirement, Investment Management and Research, Protection Solutions, Wealth Management and Legacy. We report certain activities and items that are not included in these segments in Corporate and Other. Prior period results have been revised in connection with updates to our reportable segments. See Note 17 of the Notes to the Consolidated Financial Statements for further information on our segments.
We benefit from our complementary mix of businesses. This business mix provides diversity in our earnings sources, which helps offset fluctuations in market conditions and variability in business results, while offering growth opportunities.
Long - Duration Targeted Improvements (“LDTI”) Adoption
Effective January 1, 2023, the Company adopted ASU 2018-12 and elected a transition date of January 1, 2021, thereby permitting the Company to implement the standard only for the last two fiscal years rather than the customary last three fiscal years.
The Company adopted ASU 2018-12 for liability for future policy benefits, additional insurance liabilities, DAC and balances amortized on a basis consistent with DAC on a modified retrospective basis. ASU 2018-12 was adopted for MRBs on a full retrospective basis. See Note 2 of the Notes to the Consolidated Financial Statements for further information on the adoption of LDTI.
The following table presents the balances and changes to the balances for the market risk benefits for the GMxB benefits on deferred variable annuities for the three months ended March 31, 2023.

	March 31, 2023
	Individual Retirement	Legacy
	GMxB Core	GMxB Legacy	Purchased MRB	Net Legacy
	(in millions)
Balance, beginning of the period (“BOP”)	$530	$14,699	$(10,415)	$4,284
Balance BOP before changes in the instrument specific credit risk	529	15,314	(10,358)	4,956
Model changes and effect of changes in cash flow assumptions	—	—	—	—
Actual market movement effect	(211)	(744)	387	(357)
Interest accrual	18	197	(153)	44
Attributed fees accrued	95	209	(83)	126
Benefit payments	(12)	(342)	185	(157)
Actual policyholder behavior different from expected behavior	7	21	(18)	3
Changes in future economic assumptions	125	944	(530)	414
Issuances	(1)	—	—	—
Balance EOP before changes in the instrument-specific credit risk	550	15,599	(10,570)	5,029
Changes in the instrument-specific credit risk	(233)	(1,517)	(99)	(1,616)
Balance, end of the period (“EOP”)	$317	$14,082	$(10,669)	$3,413

The following discussion provides an overview on the table above.
The effect of actual market movement in equity is materially offset by hedging gains/losses, which are not shown in the table above.
“Attributed fees accrued” represents the portion of the fees set aside to fund future GMxB claims. For our Core business, the $95 million for the three months ended March 31, 2023, attributed fees set aside is less than the explicit GMxB Rider fees we actually collect from policyholders. For our Core business, the net riders fees (rider fees charged minus attributed fees) reported in our Policy charges and fee income line is $18 million for the three months ended March 31, 2023. This means that the GMxB rider fees we charge more than cover the future claims and hedging costs associated with the GMxB riders. For our Legacy business, the attributed fees of $209 million set aside to fund future GMxB claims is more than the rider fees actually collected from policyholders. This is because the product was not sufficiently priced for the claims we now expect. This required us to attribute a portion of the base contract fees, in addition to the rider fees, to reserve for the rider claims. Net rider fees (rider fees charged minus attributed fees), net of reinsurance, for Legacy business reported in the Policy charges and fee income line are a loss of $68 million for the three months ended March 31, 2023, and are more than covered by base contract fees.
“Actual policyholder behavior different from expected behavior” measures the effectiveness of our modeling of policyholder behavior. Put differently, it measures the difference between our expectations about how our MRB rider reserves would change in response to policyholder behavior, and how our MRB rider reserves actually changed in response to policyholder behavior. For our Core business in the quarter ended March 31, 2023, the MRB rider reserve was $7 million higher than we expected after accounting for actual policyholder behavior. The unfavorable impact of this actual policyholder behavior was more than covered by the excess rider fees noted above. For our Legacy business, the impact on our GAAP earnings from policyholder behavior was $21 million, which was largely absorbed by our reinsurance treaty with Venerable and other reinsurers. The net loss of $3 million that was not absorbed by reinsurance was covered by our base contract fees.
“Changes in future economic assumptions” represents the impact from interest rates on the MRB balance. These fluctuations are offset through our interest rate hedging program which is reflected partially in GAAP Net Income with the remainder reflected in OCI.
Macroeconomic and Industry Trends
Our business and consolidated results of operations are significantly affected by economic conditions and consumer confidence, conditions in the global capital markets and the interest rate environment.

Financial and Economic Environment
A wide variety of factors continue to impact financial and economic conditions. These factors include, among others, concerns over increased volatility in the capital markets, equity market declines, rising interest rates, inflationary pressures, plateauing or decreasing economic growth, high fuel and energy costs, changes in fiscal or monetary policy and geopolitical tensions. Market volatility, particularly during March 2023, was driven by instability in the banking sector following continued interest rate increases by the U.S. Federal Reserve, as a run on some mid-size U.S. banks resulted in regulatory intervention, including the guarantee of all deposits by the FDIC. The ongoing military conflict between the Ukraine and Russia and the sanctions and other measures imposed in response to this conflict also continue to contribute to geopolitical tensions and market volatility.
Stressed conditions, volatility and disruptions in the capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio. In addition, our insurance liabilities and derivatives are sensitive to changing market factors, including equity market performance and interest rates, which continued to rise during the first quarter 2023. An increase in market volatility could continue to affect our business, including through effects on the yields we earn on invested assets, changes in required reserves and capital and fluctuations in the value of our AUM, AV or AUA from which we derive our fee income. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation and levels of global trade.
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
We monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, annuitization rates and lapse and surrender rates, which change in response to changes in capital market conditions, to ensure that our products and solutions remain attractive and profitable. For additional information on our sensitivity to interest rates and capital market prices, see “Quantitative and Qualitative Disclosures About Market Risk” in the 2022 Form 10-K.
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
The NAIC is evaluating the appropriate accounting treatment of an insurer’s negative interest maintenance reserve (“IMR”) balance, since a rising interest rate environment may cause an insurer’s IMR balance to become negative as a result of bond sales executed at a capital loss. If this occurs, current statutory accounting guidance requires the non-admittance of negative IMR, which can impact an insurer’s surplus and financial strength reflected in its financial statements and result in lower reported surplus and RBC ratios. The NAIC has exposed new statutory accounting guidance that would permit an insurer with an RBC greater than 300% to admit negative IMR up to 5% of its general account capital and surplus, subject to certain restrictions and reporting obligations. Comments on the proposal are due in June 2023. The NAIC is focused on identifying an interim solution for year-end 2023 statutory reporting, although it also intends to develop a long-term solution even if interest rates change.
The NAIC is also evaluating the risks associated with insurers’ investments in certain categories of structured securities, including CLOs. In March 2023, the NAIC adopted an amendment to the Purposes and Procedures Manual to give the NAIC’s Structured Securities Group, housed within the SVO, responsibility for modeling CLO securities and evaluating tranche level losses across all debt and equity tranches under a series of calibrated and weighted collateral stress scenarios in order to assign NAIC designations. Under the amended Purposes and Procedures Manual, which will become effective no earlier than year-end 2024 financial reporting, CLO investments will no longer be broadly exempt from filing with the SVO based on ratings from Credit Rating Providers. The NAIC’s goal is to ensure that the weighted average RBC factor for owning all tranches of a CLO more closely aligns with what would be required for directly owning all of the underlying loan collateral, in order to avoid RBC arbitrage. The NAIC is collaborating with interested parties to develop and refine the process for modeling CLO investments.

The NAIC has also proposed an interim change to their RBC requirement for equity tranches of all securitizations, including CLOs. If adopted, this would increase the capital charge for these equity tranches from 30% to 45%. This proposal remains subject to comment from regulators, insurance companies, and other interested parties and thus may still be revised or delayed. An interim charge will likely have to be approved by June 30 for it to be effective for year-end 2023 statutory filings. The interim charge is intended to remain in effect until the NAIC finalizes and adopts its modeling framework for CLOs which is not expected to be completed until at least year-end 2024.
In March 2023, the Securities and Exchange Commission (SEC) reopened the comment period for the Investment Management Cybersecurity Release proposing new rules under the Investment Advisers Act of 1940 and the Investment Company Act of 1940 that would require registered investment advisers and investment companies to adopt and implement written cybersecurity policies and procedures reasonably designed to: (1) address cybersecurity risk management, (2) disclose information about cybersecurity risks and incidents, (3) report information confidentially to the SEC about certain cybersecurity incidents, and (4) maintain related records.

In addition, in March 2023, the SEC proposed rule amendments that would require brokers and dealers, investment companies, and investment advisers registered with the SEC to adopt written policies and procedures for incident response programs to address unauthorized access to or use of customer information, including procedures for providing timely notification to individuals affected by an incident involving sensitive customer information with details about the incident and information designed to help affected individuals respond appropriately. The proposal also would broaden the scope of information covered by amending requirements for safeguarding customer records and information, and for properly disposing of consumer report information, as well as impose requirements to maintain written records documenting compliance with the proposed amended rules. Finally, the proposed amendments would conform annual privacy notice delivery provisions to the terms of an exception provided by a statutory amendment to the Gramm-Leach-Bliley Act.

Finally, in March 2023, the SEC proposed a new rule and form and amendments to existing recordkeeping rules to require broker-dealers, clearing agencies, major security-based swap participants, the Municipal Securities Rulemaking Board, national securities associations, national securities exchanges, security-based swap data repositories, security-based swap dealers, and transfer agents to address cybersecurity risks through: (1) policies and procedures, (2) immediate notification to the SEC of the occurrence of a significant cybersecurity incident, (3) as applicable, reporting detailed information to the SEC about a significant cybersecurity incident, and (4) public disclosures with respect to cybersecurity risks and significant cybersecurity incidents.

The public comment period for this proposed rule will end in May 2023. We cannot predict what form the final new or amended rules may take, or what affect such developments in the law may have on our business or compliance costs. For additional information on regulatory developments and the risks we face, see “Business—Regulation” and “Risk Factors—Legal and Regulatory Risks” in the 2022 Form 10-K.
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
Net Income Volatility
We have offered and continue to offer variable annuity products with GMxB features. The future claims exposure on these features is sensitive to movements in the equity markets and interest rates. Accordingly, we have implemented hedging and reinsurance programs designed to mitigate the economic exposure to us from these features due to equity market and interest rate movements. Changes in the values of the derivatives associated with these programs due to equity market and interest rate movements, together with the GMxB MRBs assets and liabilities are recognized in the periods in which they occur. This results in net income volatility as further described below. In addition net income is impacted by changes in our reinsurers credit spread, while changes in the Company's credit spread is recorded in other comprehensive income. See “—Significant Factors Impacting Our Results—Impact of Hedging and GMIB Reinsurance on Results.”
In addition to our dynamic hedging strategy, we have static hedge positions designed to mitigate the adverse impact of changing market conditions on our statutory capital. We believe this program will continue to preserve the economic value of our variable annuity contracts and better protect our target variable annuity asset level. However, these static hedge positions increase the size of our derivative positions and may result in net income volatility on a period-over-period basis.
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
•Variable annuity hedging programs. We use a dynamic hedging program (within this program, generally, we reevaluate our economic exposure at least daily and rebalance our hedge positions accordingly) to mitigate certain risks associated with the GMxB features that are embedded in our liabilities for our variable annuity products. This program utilizes various derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in GMxB features’ exposures attributable to movements in the equity markets and interest rates. Although this program is designed to provide a measure of economic protection against the impact of adverse market conditions, it does not qualify for hedge accounting treatment. Accordingly, changes in value of the derivatives will be recognized in the period in which they occur with offsetting changes in reserves recognized in the current period. In addition, we utilize AFS fixed maturity securities in our General Account to mitigate the economic impact unfavorable changes in GMxB features’ exposures attributable to movements in interest rates. However, the economic effect of interest rate changes on such securities is reflected in OCI, which results in net income volatility as the economic effect of interest rates on our GMxB MRB liabilities is reflected in net income.
•In addition to our dynamic hedging program, we have a hedging program using static hedge positions (derivative positions intended to be held-to-maturity with less frequent re-balancing) to protect our statutory capital against stress scenarios. This program, in addition to our dynamic hedge program, has increased the size of our derivative positions, resulting in additional net income volatility. The impacts are most pronounced for variable annuity products.
•GMxB reinsurance contracts. Historically, GMxB reinsurance contracts were used to cede to non-affiliated reinsurers a portion of our exposure to variable annuity products that offer a GMxB feature. We account for the reinsurance contracts as MRBs and report them at fair value. In addition, on June 1, 2021, we ceded legacy variable annuity policies sold by Equitable Financial between 2006-2008 (the “Block”), comprised of non-New York “Accumulator” policies containing fixed rate GMIB and/or GMDB guarantees.
Effect of Assumption Updates on Operating Results
During the third quarter of each year, we conduct our annual review of the assumptions underlying the valuation of DAC, deferred sales inducement assets, unearned revenue liabilities, liabilities for future policyholder benefits and market risk benefits for our Individual Retirement, Group Retirement, and Protection Solutions, and Legacy segments (assumption reviews are not relevant for the Investment Management and Research and Wealth Management segments). Assumptions are based on a combination of Company experience, industry experience, management actions and expert judgment and reflect our best estimate as of the date of the applicable financial statements.
Most of the variable annuity products, variable universal life insurance and universal life insurance products we offer maintain policyholder deposits that are reported as liabilities and classified within either Separate Accounts liabilities or policyholder account balances. Our products and riders also impact liabilities for future policyholder benefits, market risk benefits and unearned revenues and assets for DAC and DSI. The valuation of these assets and liabilities (other than deposits) is based on differing accounting methods depending on the product, each of which requires numerous assumptions and considerable judgment. The accounting guidance applied in the valuation of these assets and liabilities includes, but is not limited to, the following: (i) traditional life insurance products for which assumptions are updated annually to estimate the value of future death, morbidity or income benefits; (ii) universal life insurance and variable life insurance secondary guarantees for which benefit liabilities are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments; (iii) certain product guarantees reported as market risk benefits at fair value; and (iv) certain product guarantees reported as embedded derivatives at fair value.
For further details of our accounting policies and related judgments pertaining to assumption updates, see Note 2 of the Notes to the Consolidated Financial Statements and “—Summary of Critical Accounting Estimates—Liability for Future Policy Benefits” included in the 2022 Form 10-K.
Productivity Strategies
Retirement and Protection Businesses
As part of our continuing efforts to drive productivity improvements, in January 2021, we began a new program expected to achieve $80 million of targeted run-rate expense savings by 2023, of which $60 million has been achieved as of March 31, 2023. We expect to achieve these savings by shifting our workforce into an agile working model, leveraging technology-enabled capabilities, optimizing our real estate footprint, and continuing to realize a portion of COVID-19 related savings.

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
Non-GAAP Operating Earnings
Non-GAAP Operating Earnings is an after-tax non-GAAP financial measure used to evaluate our financial performance on a consolidated basis that is determined by making certain adjustments to our consolidated after-tax net income attributable to Holdings. The most significant of such adjustments relates to our derivative positions, which protect economic value and statutory capital, and the variable annuity product MRBs. This is a large source of volatility in net income.
Non-GAAP Operating Earnings equals our consolidated after-tax net income attributable to Holdings adjusted to eliminate the impact of the following items:
•Items related to variable annuity product features, which include: (i) changes in the fair value of market risk benefits and purchased market risk benefits, including the related attributed fees and claims, offset by derivatives and other securities used to hedge the market risk benefits which result in residual net income volatility as the change in fair value of certain securities is reflected in OCI and due to our statutory capital hedge program; and (ii) market adjustments to deposit asset or liability accounts arising from reinsurance agreements which do not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk;
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
•Other adjustments, which primarily include restructuring costs related to severance and separation, lease write-offs related to non-recurring restructuring activities, COVID-19 related impacts, net derivative gains (losses) on certain Non-GMxB derivatives, net investment income from certain items including consolidated VIE investments, seed capital mark-to-market adjustments, unrealized gain/losses and realized capital gains/losses from sales or disposals of select securities, certain legal accruals; and a bespoke deal to repurchase UL policies from one entity that had invested in numerous policies purchased in the life settlement market, which disposed of the risk of additional COI litigation by that entity related to those UL policies; and
•Income tax expense (benefit) related to the above items and non-recurring tax items, which includes the effect of uncertain tax positions for a given audit period, and a decrease of a deferred tax valuation allowance.
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

The table below presents a reconciliation of net income (loss) attributable to Holdings to Non-GAAP Operating Earnings for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Net income (loss) attributable to Holdings	$177	$530
Adjustments related to:
Variable annuity product features	861	(616)
Investment (gains) losses	87	326
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	9	19
Other adjustments (1)	45	228
Income tax expense (benefit) related to above adjustments	(210)	9
Non-recurring tax items (2)	(605)	3
Non-GAAP Operating Earnings	$364	$499
______________

(1)Includes certain legal accruals to the cost of insurance litigation of $59 million for the three months ended March 31, 2022. Includes policyholder benefit costs of $75 million for the three months ended March 31, 2022 stemming from a deal to repurchase UL policies from one entity that had invested in numerous policies purchased in the life settlement market.
(2)For the three months ended March, 31 2023, non-recurring tax items reflects the effect of uncertain tax positions for a given audit period and a decrease of a deferred tax valuation allowance.
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
The following table presents return on average equity attributable to Holdings’ common shareholders, excluding AOCI and Non-GAAP Operating ROE for the trailing twelve months ended March 31, 2023.

Trailing Twelve Months Ended March 31, 2023
(Dollars in millions)
Net income (loss) available to Holdings’ common shareholders	$1,720
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$8,641
Return on average equity attributable to Holdings’ common shareholders, excluding AOCI	19.9%

Non-GAAP Operating Earnings available to Holdings’ common shareholders	$1,511
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$8,641
Non-GAAP Operating ROE	17.5%
Non-GAAP Operating Common EPS
Non-GAAP operating common EPS is calculated by dividing Non-GAAP Operating Earnings by diluted common shares outstanding. The following table sets forth Non-GAAP operating common EPS for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
	(per share amounts)
Net income (loss) attributable to Holdings (1)	$0.49	$1.35
Less: Preferred stock dividends	0.04	0.04
Net income (loss) available to Holdings’ common shareholders	0.45	1.31
Adjustments related to:
Variable annuity product features	2.36	(1.57)
Investment (gains) losses	0.24	0.83
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	0.02	0.05
Other adjustments (2) (3)	0.13	0.58
Income tax expense (benefit) related to above adjustments	(0.58)	0.02
Non-recurring tax items (4)	(1.66)	0.01
Non-GAAP operating common EPS	$0.96	$1.23
______________
(1)For periods presented with a net loss, basic shares are used for EPS.
(2)Includes certain gross legal expenses related to the cost of insurance litigation and claims related to a commercial relationship of $0.00 and $0.15 for the three months ended March 31, 2023 and 2022, respectively. Includes policyholder benefit costs of $0.00 and $0.19 for the three months ended March 31, 2023 and 2022 stemming from a deal to repurchase UL policies from one entity that had invested in numerous policies purchased in the life settlement market.
(3)Includes Non-GMxB related derivative hedge losses of $0.01 and $(0.01) for the three months ended March 31, 2023 and 2022, respectively.
(4)For the three months ended March, 31 2023, non-recurring tax items reflects the effect of uncertain tax positions for a given audit period and a decrease of a deferred tax valuation allowance.
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
Ownership and Consolidation of AllianceBernstein
Our indirect, wholly-owned subsidiary, AllianceBernstein Corporation, is the General Partner of AB. Accordingly, AB’s results are fully reflected in our consolidated financial statements. For additional information on our economic interest in AB, see Note 1 of the Notes to the Consolidated Financial Statements.
Consolidated Results of Operations
The following table summarizes our consolidated statements of income (loss) for the three months ended March 31, 2023 and 2022:
Consolidated Statement of Income (Loss)

	Three Months Ended March 31,
	2023	2022
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$588	$650
Premiums	276	247
Net derivative gains (losses)	(841)	159
Net investment income (loss)	990	804
Investment gains (losses), net:
Credit losses on available-for-sale debt securities and loans	(66)	10
Other investment gains (losses), net	(21)	(336)
Total investment gains (losses), net	(87)	(326)
Investment management and service fees	1,180	1,355
Other income	251	257
Total revenues	2,357	3,146

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	730	802
Remeasurement of liability for future policy benefits	4	22
Change in market risk benefits and purchased market risk benefits	20	(467)
Interest credited to policyholders’ account balances	463	313
Compensation and benefits	583	596
Commissions and distribution-related payments	380	422
Interest expense	61	47
Amortization of deferred policy acquisition costs	152	143
Other operating costs and expenses	423	534
Total benefits and other deductions	2,816	2,412
Income (loss) from continuing operations, before income taxes	(459)	734
Income tax (expense) benefit	725	(137)
Net income (loss)	266	597
Less: Net income (loss) attributable to the noncontrolling interest	89	67
Net income (loss) attributable to Holdings	177	530
Less: Preferred stock dividends	14	14

	Three Months Ended March 31,
	2023	2022
	(in millions, except per share data)
Net income (loss) available to Holdings’ common shareholders	$163	$516

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$0.45	$1.33
Diluted	$0.45	$1.32
Weighted average common shares outstanding (in millions):
Basic	361.9	388.6
Diluted	364.1	391.7

	Three Months Ended March 31,
	2023	2022
	(in millions)
Non-GAAP Operating Earnings	$364	$499

The following table summarizes our Non-GAAP Operating Earnings per common share for the three months ended March 31, 2023, and 2022:

	Three Months Ended March 31,
	2023	2022

Non-GAAP operating earnings per common share:
Basic	$0.97	$1.25
Diluted	$0.96	$1.24

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Net Income (Loss) Attributable to Holdings
Net income attributable to Holdings decreased by $353 million to a net income of $177 million for the three months ended March 31, 2023 from a net income of $530 million for the three months ended March 31, 2022. The following notable items were the primary drivers for the change in net income (loss):
Unfavorable items included:
•Net derivative gains decreased $1.0 billion from a $159 million gain in last quarter of the prior year driven by equity market appreciation during first quarter 2023 compared to equity market depreciation during first quarter 2022, partially offset by a decrease in interest rates during first quarter 2023 compared to an increase during the first quarter of 2022.
•Change in market risk benefits and purchased market risk benefits increased by $487 million mainly due to a decrease in interest rates during first quarter 2023 compared to an increase during first quarter 2022, partially offset by equity market depreciation during first quarter 2022.
•Fee-type revenue decreased by $214 million mainly driven by lower fees from our Investment Management and Research segment primarily driven by lower average AUM, and lower fees from our Individual Retirement segment as a result of lower average Separate Accounts AV due to lower equity markets.
•Interest credited to policyholders’ account balances increased by $150 million mainly due to increased interest rates and average outstanding amounts of funding agreements in Corporate and Other and higher interest crediting rate on SCS due to a higher interest rate environment and growth of SCS AV in our Individual Retirement segment, partially offset by the impact of the Global Atlantic Transaction in our Group Retirement segment.
•Net income attributable to noncontrolling interest increased by $22 million mainly due to gains from AB’s consolidated VIEs partially offset by lower AB pre-tax income.
These were partially offset by the following favorable items:
•Investment gains increased by $239 million mainly due to rebalancing in the General Account portfolio associated with the duration program during first quarter 2022.
•Net investment income increased by $186 million mainly due to higher General Account assets, higher yields and higher income from seed capital investments partially offset by lower alternative investment income and lower prepayment income.
•Compensation, benefits and other operating expenses decreased by $124 million mainly due to lower general and administrative costs, primarily relating to lower portfolio servicing fees and professional fees, lower legal accruals, lower compensation expense, and lower COLI expenses due to market conditions partially offset by an increase in our Protection Solutions segment due to the non-repeat of a litigation reserve release in the three months ended March 31, 2022.
•Policyholders’ benefits decreased by $72 million mainly due to higher benefits in the first quarter 2022 from a transaction to repurchase UL policies from one entity that had invested in numerous purchased in the life settlement market during 2022.
•Commissions and distribution-related payments decreased by $42 million mainly due to lower payments to financial intermediaries for the distribution of AB mutual funds in our Investment Management and Research segment and lower average Separate Accounts AV in our Legacy Segment as result of lower equity markets and net outflows gross of reinsurance.
•Income tax benefit of $725 million for the three months ended March 31, 2023 compared to income tax expense of $137 million for the three months ended March 31, 2022 primarily related to a partial release of the valuation allowance of $614 million on the deferred tax asset, and a pre-tax loss for the first quarter 2023 compared to pre-tax income for the first quarter 2022.
See “—Significant Factors Impacting Our Results—Effect of Assumption Updates on Operating Results” for more information regarding assumption updates.

Non-GAAP Operating Earnings
Non-GAAP Operating Earnings decreased by $135 million to $364 million for the three months ended March 31, 2023 from $499 million in the three months ended March 31, 2022. The following notable items were the primary drivers for the change in Non-GAAP Operating Earnings.
Unfavorable items included:
•Fee-type revenue decreased by $201 million mainly driven by lower fees primarily from our Investment Management and Research segment driven by lower average AUM, and lower fees from our Individual Retirement segment as a result of lower average Separate Accounts AV due to lower equity markets.
•Interest credited to policyholders’ account balances increased by $150 million mainly due to increased interest rates and average outstanding amounts of funding agreements in Corporate and Other and higher interest crediting rate on SCS due to a higher interest rate environment and growth of SCS AV in our Individual Retirement segment, partially offset by the impact of the policies ceded from the Global Atlantic Transaction in our Group Retirement segment.
•Net derivative gains decreased $32 million from a $12 million gain primarily from our Investment Management and Research segment driven by higher losses from economically hedging the seed capital investments.
These were partially offset by the following favorable items:
•Net investment income increased by $102 million mainly due to higher General Account assets, higher yields and higher income from seed capital investments partially offset by lower alternative investment income and lower prepayment income.
•Compensation, benefits and other operating costs and expenses decreased by $67 million mainly due to lower general and administrative costs, primarily relating to lower portfolio servicing fees and professional fees, and lower compensation expense and lower COLI expenses due to market conditions partially offset by an increase in our Protection Solutions segment due to the non-repeat of a litigation reserve release in the three months ended March 31, 2022.
•Commissions and distribution-related payments decreased by $42 million mainly due to lower payments to financial intermediaries for the distribution of AB mutual funds in our Investment Management and Research segment.
•Income tax expense decreased by $34 million mainly driven by lower pre-tax earnings.
Results of Operations by Segment
As previously announced, effective January 1, 2023, our financial reporting presentation was revised to reflect the reorganization of the Company’s reportable segments to reflect how the Company’s chief operating decision maker now makes operating decisions and assesses performance. We now have six reportable segments. Prior period results have been revised in connection with updates to our reportable segments.
We manage our business through the following six segments: Individual Retirement, Group Retirement, Investment Management and Research, Protection Solutions, Wealth Management and Legacy. We report certain activities and items that are not included in our four segments in Corporate and Other. The following section presents our discussion of operating earnings (loss) by segment and AUM, AV and Protection Solutions Reserves by segment, as applicable. Consistent with U.S. GAAP guidance for segment reporting, operating earnings (loss) is our U.S. GAAP measure of segment performance. See Note 17 of the Notes to the Consolidated Financial Statements for further information on our segments.
The following table summarizes operating earnings (loss) on our segments and Corporate and Other for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Operating earnings (loss) by segment:
Individual Retirement	$200	$203
Group Retirement	89	144
Investment Management and Research	99	136
Protection Solutions	(35)	(3)
Wealth Management	32	32
Legacy	60	63
Corporate and Other	(81)	(76)
Non-GAAP Operating Earnings	$364	$499
Effective Tax Rates by Segment
Income tax expense is calculated using the ETR and then allocated to our business segments using a 16% ETR for our retirement and protection businesses (Individual Retirement, Group Retirement, Protection Solutions and Legacy), a 25% ETR for Wealth Management and a 27% ETR for Investment Management and Research.
Individual Retirement
The Individual Retirement segment includes our variable annuity products which primarily meet the needs of individuals saving for retirement or seeking retirement income.
The following table summarizes operating earnings of our Individual Retirement segment for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Operating earnings	$200	$203

Key components of operating earnings are:

	Three Months Ended March 31,
	2023	2022
	(in millions)
REVENUES
Policy charges, fee income and premiums	$163	$183
Net investment income	340	236
Net derivative gains (losses)	(5)	(8)
Investment management, service fees and other income	90	96
Segment revenues	$588	$507

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$24	$18
Remeasurement of liability for future policy benefits	1	—
Interest credited to policyholders’ account balances	129	60
Commissions and distribution-related payments	60	64
Amortization of deferred policy acquisition costs	89	80
Compensation, benefits and other operating costs and expenses	47	41
Interest expense	—	—
Segment benefits and other deductions	$350	$263

The following table summarizes AV for our Individual Retirement segment as of the dates indicated:

	March 31, 2023	December 31, 2022
	(in millions)
AV (1)
General Account	$41,166	$37,822
Separate Accounts	37,634	36,455
Total AV	$78,800	$74,277
(1)AV presented are net of reinsurance.
The following table summarizes a roll-forward of AV for our Individual Retirement segment for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Balance as of beginning of the period	$74,277	$82,629
Gross premiums	2,871	2,801
Surrenders, withdrawals and benefits	(1,939)	(2,136)
Net flows	932	665
Investment performance, interest credited and policy charges	3,584	(3,682)
Other (1)	7	—
Balance as of end of the period	$78,800	$79,612
______________
(1)For the three months ending March 31, 2023, amounts reflect a total special payment applied to the accounts of active clients as part of a previously disclosed settlement agreement between Equitable Financial and the SEC.

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022 for the Individual Retirement Segment
Operating earnings
Operating earnings decreased $3 million to $200 million during the three months ended March 31, 2023 from $203 million in the three months ended March 31, 2022. The following notable items were the primary drivers of the change in operating earnings:

Unfavorable items included:
•Interest credited to policyholders’ account balances increased by $69 million mainly due to higher interest crediting rate on SCS due to the higher interest rate environment and the growth of SCS AV.
•Fee-type revenue decreased by $26 million mainly due to lower average Separate Accounts AV as a result of lower equity markets.
•Amortization of DAC increased by $9 million mainly due to continued growth in SCS.
These were partially offset by the following favorable items:

•Net investment income increased by $104 million mainly due to higher SCS asset balances and higher yields, partially offset by lower income on alternative investments and lower prepayment income.
Net Flows and AV
•The increase in AV of $4.5 billion in the three months ended March 31, 2023 was driven by an increase in investments performance and interest credited to account balances, net of policy charges, of $3.6 billion as a result of equity market appreciation in the first quarter of 2023, as well as net inflows of $932 million.
•Net inflows of $932 million were $267 million higher than in the three months ended March 31, 2022, mainly driven by lower outflows due to lower account values in the first quarter of 2023 as compared to the first quarter of 2022, as well as higher sales in the first quarter of 2023 as compared to the first quarter of 2022.
Group Retirement
The Group Retirement segment offers tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses.
The following table summarizes operating earnings of our Group Retirement segment for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Operating earnings	$89	$144
Key components of operating earnings are:

	Three Months Ended March 31,
	2023	2022
	(in millions)
REVENUES
Policy charges, fee income and premiums	$64	$94
Net investment income	112	180
Net derivative (losses) gains	(1)	(5)
Investment management, service fees and other income	62	66
Segment revenues	$237	$335

	Three Months Ended March 31,
	2023	2022
	(in millions)
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$—	$—
Remeasurement of liability for future policy benefits	—	—
Interest credited to policyholders’ account balances	50	78
Commissions and distribution-related payments	37	42
Amortization of deferred policy acquisition costs	15	15
Compensation, benefits and other operating costs and expenses	29	28
Interest expense	—	—
Segment benefits and other deductions	$131	$163
The following table summarizes AV and AUA for our Group Retirement segment as of the dates indicated:

	March 31, 2023	December 31, 2022
	(in millions)
AV and AUA
General Account	$9,133	$9,175
Separate Accounts and Mutual Funds	24,434	22,830
Total AV and AUA (2)	$33,567	$32,005
____________
(1)    AV presented are net of reinsurance.
The following table summarizes a roll-forward of AV and AUA for our Group Retirement segment for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Balance as of beginning of the period (1)	$32,005	$47,809
Gross premiums	898	1,502
Surrenders, withdrawals and benefits	(868)	(979)
Net flows (1)	30	523
Investment performance, interest credited and policy charges (1)	1,502	(2,297)
Ceded to Global Atlantic	—	—
Other (2)	30	—
Balance as of end of the period	$33,567	$46,035
____________
(1)For the three months ended March 31, 2023, net outflows of $180 million and investment performance, interest credited and policy charges of $400 million, respectively, are excluded as these amounts are related to ceded AV to Global Atlantic.
(2)     For the three months ending March 31, 2023, amounts reflect a total special payment applied to the accounts of active clients as part of a previously disclosed settlement agreement between Equitable Financial Life Insurance Company and the SEC.

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022 for the Group Retirement Segment
Operating earnings
Operating earnings decreased by $55 million to $89 million during the three months ended March 31, 2023 from $144 million during the three months ended March 31, 2022. The following notable items were the primary drivers of the change in operating earnings:
Unfavorable items included:
•Net investment income decreased by $68 million primarily due to lower assets from the Global Atlantic Transaction, lower alternative investment income and lower income from spread lending, partially offset by higher yields.
•Fee-type revenue decreased by $34 million due to lower average Separate Account AV from market depreciation and ceded assets from the Global Atlantic Transaction.
These were partially offset by the following favorable items:
•Interest credited to policyholders’ account balances decreased by $28 million mainly due to the portion of policies ceded from the Global Atlantic Transaction.
•Commissions and distribution-related payments decreased by $5 million mainly due to lower average account value.
•Income tax expense decreased by $11 million primarily driven by lower pre-ax earnings partially offset by a higher effective tax rate in 2023.
Net Flows and AV
•The increase in AV of $1.6 billion in the three months ended March 31, 2023 was primarily driven by an increase in investments performance and interest credited to account balances net of policy charges of $1.5 billion as a result of market appreciation.
•Net inflows of $30 million decreased $493 million compared to 2022, due to a large lump sum premium in our institutional market in 2022, partially offset by our corporate 401(k) market.
Investment Management and Research
The Investment Management and Research segment provides diversified investment management, research and related services to a broad range of clients around the world. Operating earnings (loss), net of tax, presented here represents our average economic interest in AB of approximately 61% and 65% during the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
	(in millions)
Operating earnings	$99	$136

Key components of operating earnings are:

	Three Months Ended March 31,
	2023	2022
	(in millions)
REVENUES
Net investment income (loss)	$9	$(23)
Net derivative gains (losses)	(10)	20
Investment management, service fees and other income	1,010	1,138
Segment revenues	$1,009	$1,135

	Three Months Ended March 31,
	2023	2022
	(in millions)

BENEFITS AND OTHER DEDUCTIONS
Commissions and distribution related payments	$148	$176
Compensation, benefits and other operating costs and expenses	623	675
Interest expense	14	—
Segment benefits and other deductions	$785	$851

Changes in AUM in the Investment Management and Research segment for the periods presented were as follows:

	Three Months Ended March 31,
	2023	2022
	(in billions)
Balance as of beginning of the period	$646.4	$778.6
Long-term flows
Sales/new accounts	25.6	40.9
Redemptions/terminations	(20.6)	(24.6)
Cash flow/unreinvested dividends	(4.2)	(4.9)
Net long-term inflows (outflows)	0.8	11.4
Market appreciation (depreciation)	28.7	(54.6)
Net change	29.5	(43.2)
Balance as of end of the period	$675.9	$735.4

Average AUM in the Investment Management and Research segment for the periods presented by distribution channel and investment services were as follows:

	Three Months Ended March 31,
	2023	2022
	(in billions)
Distribution Channel:
Institutions	$304.6	$331.6
Retail	252.0	301.5
Private Wealth	110.2	118.1
Total	$666.8	$751.2

Investment Service:
Equity Actively Managed	$226.8	$270.5
Equity Passively Managed (1)	55.9	67.5
Fixed Income Actively Managed – Taxable	195.3	236.2
Fixed Income Actively Managed – Tax-exempt	54.1	56.1
Fixed Income Passively Managed (1)	9.5	12.9
Alternatives/Multi-Asset Solutions (2)	125.2	108.0
Total	$666.8	$751.2
____________
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity of fixed income services.

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022 for the Investment Management and Research Segment
Operating earnings
Operating earnings decreased $37 million to $99 million during the three months ended March 31, 2023 from $136 million in the three months ended March 31, 2022. The following notable items were the primary drivers of the change in operating earnings:
Unfavorable items included:
•Fee-type revenue decreased by $128 million primarily due to lower investment advisory base fees, performance based fees and Bernstein Research Services revenues. The decrease in investment advisory base fees was primarily driven by lower average AUM partially offset by a higher portfolio fee rate. The decrease in performance based fees was primarily due to lower performance fees earned on AB’s U.S. Real Estate Funds, partially offset by higher performance fees earned on AB’s Private Credit Fund and Global Opportunistic Credit Fund. The decrease in Bernstein Research Services revenues were primarily driven by significantly lower customer trading activity as a result of market conditions.
These were partially offset by the following favorable items:
•Compensation, benefits, interest expense and other operating costs decreased by $38 million mainly due to lower general and administrative costs, primarily relating to lower portfolio servicing fees and professional fees, and lower compensation expense, partially offset by higher interest expense related to higher average borrowings and interest rates.
•Commissions and distribution-related payments decreased by $28 million mainly due to lower payments to financial intermediaries for the distribution of AB mutual funds.
•Net investment income, net of derivative gains, was favorable by $2 million. Net investment income increased by $32 million mainly due to higher gains on the seed capital investments subject to market risk, offset by an increase in net derivative losses of $30 million mainly due to higher losses from economically hedging the seed capital investments.
•Earnings attributable to noncontrolling interest decreased by $13 million due to lower pre-tax earnings.
•Income tax expense decreased by $10 million due to lower pre-tax earnings partially offset by a higher effective tax rate in 2023.
Long-Term Net Flows and AUM
•Total AUM as of March 31, 2023 was $675.9 billion, up $29.5 billion, or 4.6%, compared to December 31, 2022. The increase was primarily as a result of market appreciation of $28.7 billion and net inflows of $0.8 billion. Private Wealth and Retail net inflows were $1.9 billion and $1.6 billion, respectively, partially offset by Institutional net outflows of $2.7 billion.

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
The following table summarizes operating earnings (loss) of our Protection Solutions segment for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Operating earnings (loss)	$(35)	$(3)
Key components of operating earnings (loss) are:

	Three Months Ended March 31,
	2023	2022
	(in millions)
REVENUES
Policy charges, fee income and premiums	$520	$500
Net investment income	217	272
Net derivative (losses) gains	(2)	—
Investment management, service fees and other income	32	37
Segment revenues	$767	$809

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$535	$550
Remeasurement of liability for future policy benefits	6	8
Interest credited to policyholders’ account balances	125	128
Commissions and distribution related payments	34	34
Amortization of deferred policy acquisition costs	29	29
Compensation, benefits and other operating costs and expenses	80	63
Interest expense	—	—
Segment benefits and other deductions	$809	$812
The following table summarizes Protection Solutions Reserves for our Protection Solutions segment as of the dates presented:

	March 31, 2023	December 31, 2022
	(in millions)
Protection Solutions Reserves (1)
General Account	$18,137	$18,237
Separate Accounts	14,562	13,634
Total Protection Solutions Reserves	$32,699	$31,871
_______________
(1)Does not include Protection Solutions Reserves for our employee benefits business as it is a scaling business and therefore has immaterial in-force policies.
The following table presents our in-force face amounts for the periods indicated, respectively, for our individual life insurance products:

	March 31, 2023	December 31, 2022
	(in billions)
In-force face amount by product: (1)
Universal Life (2)	$42.5	$43.1
Indexed Universal Life	27.3	27.5
Variable Universal Life (3)	133.9	133.4
Term	210.5	211.9
Whole Life	1.2	1.1
Total in-force face amount	$415.4	$417.0
_______________
(1)Includes individual life insurance and does not include employee benefits as it is a scaling business and therefore has immaterial in-force policies.
(2)UL includes GUL.
(3)VUL includes VL and COLI.

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022 for the Protection Solutions Segment
Operating earnings (loss)
Operating loss increased $32 million to $35 million during the three months ended March 31, 2023 from an operating loss of $3 million in the three months ended March 31, 2022. The following notable items were the primary drivers of the change in the operating loss:
Unfavorable items included:
•Net investment income decreased by $55 million mainly due to lower alternative investment income, lower spread lending income and lower prepayment income partially offset by higher yields.
•Compensation, benefits and other operating costs and expenses increased by $17 million mainly due to the non-repeat of a litigation reserve release in the three months ended March 31, 2022.
These were partially offset by the following favorable items:
•Fee-type revenue increased by $15 million mainly driven by higher premiums due to growth in Employee Benefits (offset in policyholder’s benefits).
•Policyholders’ benefits decreased by $15 million mainly due to lower VISL mortality net of reserves offset by growth in Employee Benefits.
•Income tax expense decreased by $7 million primarily due to a higher pre-tax loss.
Wealth Management
The Wealth Management segment is an emerging leader in the wealth management space with a differentiated advice value proposition that offers discretionary and non-discretionary investment advisory accounts, financial planning and advice, insurance, and annuity products. In 2023, we began reporting this business separately from our other segments and Corporate and Other.
The following table summarizes operating earnings of our Wealth Management segment for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Operating earnings	$32	$32

Key components of operating earnings are:

	Three Months Ended March 31,
	2023	2022
	(in millions)
REVENUES
Net investment income	$2	$—
Net derivative gains (losses)	—	—
Investment management, service fees and other income	360	376
Segment revenues	$362	$376

BENEFITS AND OTHER DEDUCTIONS
Commissions and distribution-related payments	$228	$239
Compensation, benefits and other operating costs and expenses	91	93
Interest expense	—	—
Segment benefits and other deductions	$319	$332

The following table summarizes a revenue by activity type for our Wealth Management segment for the periods presented:

	Three Months Ended March 31,
	2023	2022
Revenue by Activity Type	(in millions)
Investment management, service fees and other income :
Investment management and advisory fees	$127	$139
Distribution fees	218	233
Interest Income	11	—
Service and Other income	4	3
Total Investment management, service fees and other income	$360	$376
The following table summarizes a roll-forward of AUA roll-forward for our Wealth Management segment for the periods presented:

	Three Months Ended March 31,
	2023	2022
Total Wealth Management Assets	(in millions)
Beginning assets	$72,406	$82,794
Net Flows	1,418	1,659
Market appreciation (depreciation) and other	1,816	(5,581)
Total Wealth Management ending assets	$75,640	$78,872
Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022 for the Wealth Management Segment
Operating earnings
Operating earnings remained at $32 million during the three months ended March 31, 2023 compared to $32 million in the three months ended March 31, 2022. The following were notable changes:

Unfavorable items included:
•Investment management, service fees and other income decreased by $16 million mainly due to lower advisory fees and trail revenue driven by decreased insurance and advisory assets partially offset by $11 million of interest income driven by higher yields.
These were partially offset by the following favorable items:
•Commissions and distribution-related payments decreased by $11 million mainly due to lower advisory and insurance assets.
Net Flows and AV
•The increase in AV of $3.2 billion in the three months ended March 31, 2023 was driven by $1.8 billion as a result of equity market appreciation in 2023 and offset by net inflows of $1.4 billion.
•Net inflows of $1.4 billion were $0.2 billion lower than in the three months ended March 31, 2022 mainly driven by decreased sales.

Legacy
The Legacy segment consists of our capital intensive fixed-rate GMxB business written prior to 2011. In 2023, we began reporting this business separately from our Individual Retirement business.
The following table summarizes operating earnings of our Legacy segment for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Operating earnings	$60	$63

Key components of operating earnings are:

	Three Months Ended March 31,
	2023	2022
	(in millions)
REVENUES
Policy charges, fee income and premiums	$34	$35
Net investment income	66	61
Net derivative gains (losses)	—	—
Investment management, service fees and other income	106	119
Segment revenues	$206	$215

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$46	$36
Remeasurement of liability for future policy benefits	—	1
Interest credited to policyholders’ account balances	12	12
Commissions and distribution-related payments	43	55
Amortization of deferred policy acquisition costs	16	16
Compensation, benefits and other operating costs and expenses	18	19
Interest expense	—	—
Segment benefits and other deductions	$135	$139
The following table summarizes AV for our Legacy segment as of the dates indicated:

	March 31, 2023	December 31, 2022
	(in millions)
AV (1)
General Account	$905	$925
Separate Accounts	21,115	20,557
Total AV	$22,020	$21,482
(1)AV presented are net of reinsurance.
The following table summarizes a roll-forward of AV for our Legacy segment for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Balance as of beginning of the period	$21,482	$29,275
Gross premiums	72	57
Surrenders, withdrawals and benefits	(595)	(670)
Net flows	(523)	(613)
Investment performance, interest credited and policy charges	1,061	(1,904)
Balance as of end of the period	$22,020	$26,758
Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022 for the Legacy segment
Operating earnings
Operating earnings decreased $3 million to $60 million during the three months ended March 31, 2023 from $63 million in the three months ended March 31, 2022. The following notable items were the primary drivers of the change in operating earnings:

Unfavorable items included:
•Policyholders’ benefits increased by $10 million mainly due to higher benefits from GMIB annuitizations, partially offset by higher premiums.
•Fee-type revenue decreased by $14 million mainly driven by lower average Separate Accounts AV as a result of lower equity markets and net outflows.
These were partially offset by the following favorable items:
•Commissions and distribution-related payments decreased by $12 million mainly due to lower average Separate Accounts AV as result of lower equity markets and net outflows gross of reinsurance, partially offset by lower commission reimbursements recorded in Other Income.
•Net investment income increased by $5 million mainly due to higher yields partially offset by lower income from alternative investments.
Net Flows and AV
•The increase in AV of $538 million in the three months ended March 31, 2023 was driven by an increase in investments performance and interest credited to account balances, net of policy charges, of $1.1 billion as a result of equity market appreciation in 2023, partially offset by net outflows of $523 million.
•Net outflows of $523 million were $90 million lower than in the three months ended March 31, 2022, mainly driven by lower average account values due to equity market depreciation and net outflows in 2022.
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
The following table summarizes operating earnings (loss) of Corporate and Other for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Operating earnings (loss)	$(81)	$(76)

General Account Investment Portfolio
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

	Three Months Ended March 31,
	2023		2022
	Yield	Amount (2)	Yield	Amount (2)
	(Dollars in millions)
Fixed Maturities:
Income (loss)	3.95%	$714	3.29%	$598
Ending assets		72,394		72,866
Mortgages:
Income (loss)	4.24%	177	3.89%	139
Ending assets		16,969		14,452
Other Equity Investments: (1)
Income (loss)	4.68%	41	11.02%	81
Ending assets		3,498		3,006
Policy Loans:
Income (loss)	5.12%	52	5.74%	58
Ending assets		4,028		4,010
Cash and Short-term Investments:
Income (loss)	(5.00)%	(23)	(0.16)%	(1)
Ending assets		2,219		2,645
Funding agreements:
Interest expense and other		(87)		(12)
Ending assets (liabilities)		(8,366)		(6,088)
Total Invested Assets:
Income (loss)	3.89%	873	3.85%	863
Ending Assets		90,742		90,891
Short Duration Fixed Maturities:
Income (loss)	3.79%	1	3.67%	1
Ending assets		87		137
Total:
Investment income (loss)	3.89%	874	3.85%	864
Less: investment fees (3)	(0.17)%	(39)	(0.13)%	(29)
Investment Income, Net	3.71%	835	3.72%	835
Ending Net Assets		$90,829		$91,028
_____________
(1)Includes, as of March 31, 2023 and March 31, 2022 respectively, $394 million and $314 million of other invested assets. Amounts for certain consolidated VIE investments are shown net of associated non-controlling interest.
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

AFS Fixed Maturities by Industry (1)

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total (%)
	(Dollars in millions)
As of March 31, 2023
Corporate Securities:
Finance	$14,070	$—	$22	$1,489	$12,603	20%
Manufacturing	11,667	2	29	1,460	10,234	16%
Utilities	6,693	—	26	901	5,818	9%
Services	8,257	16	38	1,024	7,255	11%
Energy	3,759	—	15	500	3,274	5%
Retail and wholesale	3,438	—	22	348	3,112	5%
Transportation	2,345	—	11	313	2,043	3%
Other	134	—	4	14	124	—%
Total corporate securities	50,363	18	167	6,049	44,463	69%
U.S. government	6,991	—	3	925	6,069	10%
Residential mortgage-backed (2)	930	—	1	84	847	1%
Preferred stock	40	—	3	—	43	—%
State & political	638	—	12	75	575	1%
Foreign governments	1,028	—	3	133	898	1%
Commercial mortgage-backed	3,856	—	—	558	3,298	5%
Asset-backed securities (3)	8,548	—	9	315	8,242	13%
Total	$72,394	$18	$198	$8,139	$64,435	100%

As of December 31, 2022
Corporate Securities:
Finance	$13,537	$—	$9	$1,682	$11,864	19%
Manufacturing	11,797	2	14	1,793	10,016	16%
Utilities	6,808	—	14	1,063	5,759	9%
Services	8,299	22	16	1,236	7,057	11%
Energy	3,740	—	11	574	3,177	5%
Retail and wholesale	3,394	—	14	433	2,975	5%
Transportation	2,277	—	8	367	1,918	3%
Other	124	—	3	15	112	—%
Total corporate securities	49,976	24	89	7,163	42,878	68%
U.S. government	7,054	—	1	1,218	5,837	10%
Residential mortgage-backed (2)	908	—	1	87	822	1%
Preferred stock	41	—	2	—	43	—%
State & political	609	—	7	89	527	1%
Foreign governments	985	—	2	151	836	1%
Commercial mortgage-backed	3,823	—	—	588	3,235	5%
Asset-backed securities (3)	8,859	—	4	373	8,490	14%
Total	$72,255	$24	$106	$9,669	$62,668	100%
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
The following table sets forth the General Account’s fixed maturities portfolio by NAIC rating at the dates indicated.
AFS Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
As of March 31, 2023
1................................	Aaa, Aa, A	$44,701	$—	$102	$4,721	$40,082
2................................	Baa	25,057	—	89	3,262	21,884
	Investment grade	69,758	—	191	7,983	61,966
3................................	Ba	1,422	4	3	91	1,330
4................................	B	1,130	12	1	59	1,060
5................................	Caa	76	2	3	6	71
6................................	Ca, C	8	—	—	—	8
	Below investment grade	2,636	18	7	156	2,469
Total Fixed Maturities		$72,394	$18	$198	$8,139	$64,435

As of December 31, 2022:
1................................	Aaa, Aa, A	$44,612	$—	$56	$5,652	$39,016
2................................	Baa	24,843	—	47	3,804	21,086
	Investment grade	69,455	—	103	9,456	60,102
3................................	Ba	1,565	2	1	130	1,434
4................................	B	1,161	20	1	75	1,067
5................................	Caa	64	2	1	7	56
6................................	Ca, C	10	—	—	1	9
	Below investment grade	2,800	24	3	213	2,566
Total Fixed Maturities		$72,255	$24	$106	$9,669	$62,668

Mortgage Loans
The mortgage portfolio primarily consists of commercial and agricultural mortgage loans. The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The commercial mortgage loan portfolio is backed by high quality properties located in primary markets typically owned by experienced institutional investors with a demonstrated ability to manage their assets through business cycles. Our commercial loan portfolio is monitored on an ongoing basis, assigning credit quality ratings for each loan, with the particular emphasis on loans that are scheduled to mature in the next 12 to 24 months. Scheduled maturities for 2023 and 2024 respectively are $0.5 billion and $0.9 billion, or 4% and 7% of the commercial mortgage portfolio. The commercial mortgage portfolio consists of 87% fixed rate loans and 13% floating rate loans. For floating rate loans, the borrower is typically required to purchase an interest rate cap to the scheduled maturity of the loan to protect against rising rates.

Commercial mortgage loans are evaluated annually to determine a current loan to value ratio. Property financial statements, current rent roll, lease maturities, tenant creditworthiness, property physical inspections, and forecasted leasing market strength are used to develop projected cash flows. A discounted cash flow methodology which incorporates market data is used to determine property values. The average LTV ratio was 62% and 62% at March 31, 2023 and December 31, 2022, respectively.
The tables below show the breakdown of the amortized cost of the General Account’s investments in mortgage loans by geographic region and property type as of the dates indicated.
Mortgage Loans by Region and Property Type

	March 31, 2023		December 31, 2022
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
By Region:
U.S. Regions:
Pacific	$4,927	29%	$4,903	30%
Middle Atlantic	3,546	21	3,529	21
South Atlantic	2,312	14	2,059	12
East North Central	1,086	6	1,087	7
Mountain	1,444	8	1,368	8
West North Central	820	5	826	5
West South Central	1,115	7	1,111	7
New England	859	5	859	5
East South Central	480	3	475	3
Total U.S.	16,589	97	16,217	98
Other Regions:
Europe	519	3	393	2
Total Other	519	3	393	2
Total Mortgage Loans	$17,108	100%	$16,610	100%

By Property Type:
Office	$4,762	28%	$4,749	29%
Multifamily	6,013	35	5,657	33
Agricultural loans	2,572	15	2,590	16
Retail	317	2	327	2
Industrial	2,159	13	2,125	13
Hospitality	425	2	427	3
Other	860	5	735	4
Total Mortgage Loans	$17,108	100%	$16,610	100%
Liquidity and Capital Resources
Liquidity refers to our ability to generate adequate amounts of cash from our operating, investment and financing activities to meet our cash requirements with a prudent margin of safety. Capital refers to our long-term financial resources available to support business operations and future growth. Our ability to generate and maintain sufficient liquidity and capital is dependent on the profitability of our businesses, timing of cash flows related to our investments and products, our ability to access the capital markets, general economic conditions and the alternative sources of liquidity and capital described herein. When considering our liquidity and cash flows, we distinguish between the needs of Holdings and the needs of our insurance and non-insurance subsidiaries. We also distinguish and separately manage the liquidity and capital resources of our retirement and protection businesses (our Individual Retirement, Group Retirement, Protection Solutions and Legacy segments) and our Investment Management and Research and Wealth Management segments.
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
Sources and Uses of Holding Company Highly Liquid Assets
The following table sets forth Holdings’ principal sources and uses of highly liquid assets for the periods indicated.

	Three Months Ended March 31,
	2023	2022
	(in millions)
Highly Liquid Assets, beginning of the period	$1,992	$1,742
Dividends from subsidiaries	136	280
Capital contributions to subsidiaries	—	(50)
M&A Activity	—	—
Total Business Capital Activity	136	230

Purchase of treasury shares	(214)	(279)
Shareholder dividends paid	(72)	(70)
Total Share Repurchases, Dividends and Acquisition Activity	(286)	(349)
Issuance of preferred stock	—	—
Preferred stock dividend	(14)	(14)
Total Preferred Stock Activity	(14)	(14)

Issuance of long-term debt	500	—
Repayment of long-term debt	—	—
Total External Debt Activity	500	—

Proceeds from loans from affiliates	—	—
Net decrease (increase) in existing facilities to affiliates (1)	(45)	(95)
Total Affiliated Debt Activity	(45)	(95)

Interest paid on external debt and P-Caps	(12)	(12)
Others, net	65	(18)
Total Other Activity	53	(30)

Net increase (decrease) in highly liquid assets	344	(258)
Highly Liquid Assets, end of the period	$2,336	$1,484

(1) Represents net activity of draws and repayments of existing credit facilities between Holdings and affiliates.

Capital Contribution to Our Subsidiaries
During the three months ended March 31, 2023, Holdings made cash capital contributions of $0 million.
Loans from Our Subsidiaries
There were no loans from our subsidiaries during the three months ended March 31, 2023.
Cash Distributions from Our Subsidiaries
During the three months ended March 31, 2023, Holdings received cash distributions from AB of $89 million and distributions from EFIM of $29 million and EIM of $18 million.
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
As of March 31, 2023, Holdings and its non-insurance company subsidiaries hold approximately 170.1 million AB Units, 4.1 million AB Holding Units and the 1% General Partnership interest in ABLP.
As of March 31, 2023, the ownership structure of ABLP, including AB Units outstanding as well as the general partner’s 1% interest, was as follows:

Owner	Percentage Ownership
EQH and its subsidiaries	60.0%
AB Holding	39.3%
Unaffiliated holders	0.7%
Total	100.0%
Including both the general partnership and limited partnership interests in AB Holding and ABLP, Holdings and its subsidiaries had an approximate 61% economic interest in AB as of March 31, 2023. The issuance of AB Units relating to the CarVal acquisition is not expected to have a significant impact on the Company’s cash flows.
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
The Credit Facility and LOC Facilities contain certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries and the dollar amount of secured indebtedness that may be incurred by us, which could restrict our operations and use of funds. The right to borrow funds under the Credit Facility and LOC Facilities is subject to the fulfillment of certain conditions, including compliance with all covenants, and the ability to borrow thereunder is also subject to the continued ability of the lenders that are or will be parties to the facilities to provide funds. As of March 31, 2023, we were in compliance with these covenants.
Contingent Funding Arrangements
For information regarding activity pertaining to our contingent funding arrangements and other off-balance sheet commitments, see “Commitments and Contingent Liabilities” in Note 16 of the Notes to the Consolidated Financial Statements in this Form 10-Q.
Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock
For information pertaining to our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock see Note 13 of the Notes to the Consolidated Financial Statements.
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
For information regarding activity pertaining to common and preferred dividends declared and paid, see Note 13 of the Notes to the Consolidated Financial Statements.
Share Repurchase Programs
For information regarding activity pertaining to share repurchase programs, see Note 13 of the Notes to the Consolidated Financial Statements.
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
See Note 16 of the Notes to the Consolidated Financial Statements for further description of our FHLB program.
FABN
Under the FABN program, Equitable Financial may issue funding agreements in U.S. dollar or other foreign currencies.
See Note 16 of the Notes to the Consolidated Financial Statements for further description of our FABN program.
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
AB Commercial Paper
As of March 31, 2023 and December 31, 2022, AB had no commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings for the commercial paper outstanding during the first quarter 2023 and full year 2022 were $340 million and $190 million, respectively, with weighted average interest rates of approximately 4.7% and 1.5%, respectively.
AB Credit Facility
AB has an $800 million committed, unsecured senior revolving credit facility (the “AB Credit Facility”) with a group of commercial banks and other lenders which matures on October 13, 2026. The Credit Facility was amended and restated on February 9, 2023, to reflect the transition from US LIBOR, which will be retired as of June 30, 2023, to the term Secured Overnight Financial Rate ("SOFR”). Other than this immaterial change, there were no other significant changes included in the amendment. The credit facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $200 million. Any such increase is subject to the consent of the affected lenders. The AB Credit Facility is available for AB and SCB LLC for business purposes, including the support of AB’s commercial paper program. Both AB and SCB LLC can draw directly under the AB Credit Facility and AB management expects to draw on the AB Credit Facility from time to time. AB has agreed to guarantee the obligations of SCB LLC under the AB Credit Facility.
The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of March 31, 2023, AB was in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.
Amounts under the Credit Facility may be borrowed, repaid and re-borrowed by us from time to time until the maturity of the facility. Voluntary prepayments and commitment reductions requested by AB are permitted at any time without a fee (other than customary breakage costs relating to the prepayment of any drawn loans) upon proper notice and subject to a minimum dollar requirement. Borrowings under the AB Credit Facility bear interest at a rate per annum, which will be, at AB’s option, a rate equal to an applicable margin, which is subject to adjustment based on the credit ratings of AB, plus one of the following indices: Terms Secured Overnight Financial Rate; a Prime rate; or the Federal Funds rate.

As of March 31, 2023 and December 31, 2022, AB had no amounts outstanding under the AB Credit Facility. During the first quarter of 2023 and the full year 2022, AB and SCB LLC did not draw upon the AB Credit Facility.
In addition, SCB LLC currently has five uncommitted lines of credit with five financial institutions. Four of these lines of credit permit borrowing up to an aggregate of approximately $315 million, with AB named as an additional borrower, while the other line has no stated limit. AB has agreed to guarantee the obligations on SCB LLC under these lines of credit. As of March 31, 2023 and December 31, 2022, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings during the first quarter of 2023 and the full year 2022 were $3.7 million and $1.4 million with weighted average interest rates of approximately 7.7% and 3.7%, respectively.
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
As of March 31, 2023 and December 31, 2022, AB had $900 million and $900 million outstanding under the EQH Facility, with interest rates of approximately 4.7% and 4.3%, respectively. Average daily borrowing of the EQH Facility during the three months ended 2023 and the full year 2022 were $804 million and $655 million, respectively, with a weighted average interest rates of approximately 4.4% and 1.7%, respectively.
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
As of March 31, 2023 and December 31, 2022, AB had $135 million and $90 million outstanding balance on the EQH Uncommitted Facility, with interest rates of approximately 4.7% and 4.3%, respectively. Average daily borrowing of the EQH Uncommitted Facility during the three months ended 2023 and full year 2022 were $7 million and $0 million, respectively, with weighted average interest rate of approximately 4.5% and 4.3%.
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
The following table sets forth the Company’s total consolidated borrowings. Short-term and long-term debt consists of the following:

	March 31,	December 31,
	2023	2022
	(in millions)
Short-term debt:
CLO short-term debt	$231	$239
Current portion of long-term debt (2)	520	520
Total short-term debt	751	759
Long-term debt:
Senior Debenture, 7.0%, due 2028	350	350
Senior Note (4.35% due 2028)	1,492	1,491
Senior Note (5.594% due 2033)	496	—
Senior Note (5.00%, due 4048)	1,481	1,481
Total long-term debt	3,819	3,322
Total borrowings	$4,570	$4,081
______________
(1)     CLO Warehousing Debt related to VIE consolidation of CLO investment.
(2)     Current portion of long-term debt relates to the 3.9% Senior Notes which have a maturity date within one year of March 31, 2023 and December 31, 2022. The 3.9% Senior Notes were repaid April 20, 2023. For additional information regarding activity pertaining to the debt repayment, see Note 14 of the Notes to the Consolidated Financial Statements.
Notes and Debentures
The Senior Notes and Senior Debentures contain customary affirmative and negative covenants, including a limitation on certain liens and a limit on the Company’s ability to consolidate, merge or sell or otherwise dispose of all or substantially all of its assets. The Senior Notes and Senior Debentures also include customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding Senior Notes and Senior Debentures may be accelerated. As of March 31, 2023, the Company is in compliance with all debt covenants.

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

Material Cash Requirement
Our material cash requirements include policyholder obligations, long-term debt, commercial paper, employee benefits, operating leases and various funding commitments. See “Material Cash Requirement” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.
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
•market risk benefits and purchased market risk benefits
•accounting for reinsurance;
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
Market Risk Benefits
Market risk benefits include contract features that provide minimum guarantees to policyholders and include GMIB, GMDB, GMWB, GMAB, and ROP DB benefits. MRBs are measured at estimated fair value with changes reported in the Change in market risk benefits and purchased market risk benefits, except for the portion of the fair value change related to the Company’s own credit risk, which is recognized in OCI.
MRBs are measured at fair value on a seriatim basis using an Ascribed Fee approach based upon policyholder behavior projections and risk neutral economic scenarios adjusted based on the facts and circumstances of the Company’s product features. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital market inputs, as well as changes in our nonperformance risk adjustment may result in significant fluctuations in the estimated fair value of the MRBs that could materially affect net income.

Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties in certain actuarial assumptions. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount needed to cover the guarantees.
We ceded the risk associated with certain of the variable annuity products with GMxB features described in the preceding paragraphs. The value of the MRBs on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by us with the exception of the input for nonperformance risk that reflects the credit of the reinsurer.
Nonperformance Risk Adjustment
The valuation of our MRBs includes an adjustment for the risk that we fail to satisfy our obligations, which we refer to as our nonperformance risk. The nonperformance risk adjustment, which is captured as a spread over the risk-free rate in determining the discount rate to discount the cash flows of the liability, is determined by taking into consideration publicly available information relating to spreads on corporate bonds in the secondary market comparable to Holdings’ financial strength rating.
The table below illustrates the impact that a range of reasonably likely variances in credit spreads would have on our consolidated balance sheet, excluding the effect of income tax, related to the GMxB Core and GMxB Legacy MRBs measured at estimated fair value. Even when credit spreads do not change, the impact of the nonperformance risk adjustment on fair value will change when the cash flows within the fair value measurement change. The table only reflects the impact of changes in credit spreads on our consolidated financial statements included elsewhere herein and not these other potential changes. In determining the ranges, we have considered current market conditions, as well as the market level of spreads that can reasonably be anticipated over the near term. The ranges do not reflect extreme market conditions such as those experienced during the 2008–2009 financial crisis as we do not consider those to be reasonably likely events in the near future.
NPR Sensitivity
December 31, 2022

Increase/(Decrease) In MRB
(in millions)
Increase in NPR by 50bps	$(1,297)
Decrease in NPR by 50bps	$1,387

Sensitivity of MRBs to Changes in Interest Rates
The following table demonstrates the sensitivity of the MRBs to changes in long-term interest rates by quantifying the adjustments that would be required, assuming an increase and decrease in long-term interest rates of 50bps. This information considers only the direct effect of changes in the interest rates on MRB balances, net of reinsurance.
Interest Rate Sensitivity
December 31, 2022

Increase/(Decrease) In MRB
(in millions)
Increase in interest rates by 50bps	$(875)
Decrease in interest rates by 50bps	$998
Sensitivity of MRBs to Changes in Equity Returns
The following table demonstrates the sensitivity of the MRBs to changes in equity returns.

Equity Returns Sensitivity
December 31, 2022

Increase/(Decrease) In MRB
(in millions)
Increase in equity returns by 10%	$(886)
Decrease in equity returns by 10%	$988
Sensitivity of MRBs to Changes in GMIB Lapses
Lapse rates are adjusted at the contract level based on a comparison of the value of the embedded GMIB rider and the current policyholder account value, which include other factors such as considering surrender charges. Generally, lapse rates are assumed to be lower in periods when a surrender charge applies. A dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value as in-the-money contracts are less likely to lapse.
GMIB Lapse floor Sensitivity
December 31, 2022

Increase/(Decrease) In MRB
(in millions)
GMIB Lapse floor of 1%	$(178)
Item 3.      Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative disclosures about market risk described in the Annual Report on Form 10-K for the year ended December 31, 2022 in "Quantitative and Qualitative Disclosures About Market Risk".

Item 4.     Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were effective.
During the first quarter 2023, we adopted the new accounting standard ASU 2018-12, Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. We have modified our existing controls infrastructure, primarily through enhanced automation in our actuarial processes. There are no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 16 of the Notes to the Consolidated Financial Statements (unaudited) in this Form 10-Q. Also see “Risk Factors—Legal and Regulatory Risks—Legal and regulatory actions” included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 1A. Risk Factors
You should carefully consider the risks described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2022. Risks to which we are subject also include, but are not limited to, the factors mentioned under “Note Regarding Forward-Looking Statements and Information” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Holdings during the three months ended March 31, 2023, of its common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/23 through 1/31/23	2,022,245	$30.66	2,022,245	$297,048,651
2/1/23 through 2/28/23	1,930,529	$31.30	1,930,529	$959,538,062
3/1/23 through 3/31/23	3,305,374	$26.99	3,305,374	$870,311,093
Total	7,258,148	$29.16	7,258,148	$870,311,093

See Note 13 to the Notes to Consolidated Financial Statements for ASR transaction detail during the three months ended March 31, 2023.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.      Other Information
None.

Item 6.     Exhibits

Number		Description and Method of Filing
4.1		Third Supplemental Indenture, dated as of January 11, 2023, between the Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 11, 2023).
4.2		Form of Senior Note (included as Exhibit A to Exhibit 4.1 above) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated January 11, 2023).
31.1	#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101).
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

Deferred policy acquisition cost (“DAC”)	Represents the incremental costs related directly to the successful acquisition of new and certain renewal insurance policies and annuity contracts and which have been deferred on the balance sheet as an asset.

Deferred sales inducements (“DSI”)	Represent amounts that are credited to a policyholder’s account balance that are higher than the expected crediting rates on similar contracts without such an inducement and that are an incentive to purchase a contract and also meet the accounting criteria to be deferred as an asset that is amortized over the life of the contract.

Dividends Received Deduction (“DRD”)	A tax deduction under U.S. federal income tax law received by a corporation on the dividends it receives from other corporations in which it has an ownership stake.

Fee-type revenue	Revenue from fees and related items, including policy charges and fee income, premiums, investment management and service fees, and other income.

Gross Premiums	First year premium and renewal premium and deposits

Invested assets	Includes fixed maturity securities, equity securities, mortgage loans, policy loans, alternative investments and short-term investments.

Protection Solutions Reserves	Equals the aggregate value of Policyholders’ account balances and Future policy benefits for policies in our Protection Solutions segment.

Reinsurance	Insurance policies purchased by insurers to limit the total loss they would experience from an insurance claim.

Renewal premium and deposits	Premiums and deposits after the first twelve months of the policy or contract.

Risk-based capital (“RBC”)	Rules to determine insurance company statutory capital requirements. It is based on rules published by the National Association of Insurance Commissioners (“NAIC”).

Total adjusted capital (“TAC”)	Primarily consists of capital and surplus, and the asset valuation reserve.

Product Terms

401(k)	A tax-deferred retirement savings plan sponsored by an employer. 401(k) refers to the section of the Internal Revenue Code of 1986, as amended (the “Code”) pursuant to which these plans are established.

403(b)	A tax-deferred retirement savings plan available to certain employees of public schools and certain tax-exempt organizations. 403(b) refers to the section of the Code pursuant to which these plans are established.

Affluent	Refers to individuals with $250,000 to $999,999 of investable assets.

Annuitant	The person who receives annuity payments or the person whose life expectancy determines the amount of variable annuity payments upon annuitization of an annuity to be paid for life.

Annuitization	The process of converting an annuity investment into a series of periodic income payments, generally for life.

Benefit base	A notional amount (not actual cash value) used to calculate the owner’s guaranteed benefits within an annuity contract. The death benefit and living benefit within the same contract may not have the same benefit base.

Cash surrender value	The amount an insurance company pays (minus any surrender charge) to the policyholder when the contract or policy is voluntarily terminated prematurely.

Dollar-for-dollar withdrawal	A method of calculating the reduction of a variable annuity benefit base after a withdrawal in which the benefit is reduced by one dollar for every dollar withdrawn.

EQUI-VEST Group (“EG”)	A traditional variable deferred annuity without enhanced guaranteed benefits with single and ongoing premiums sold in the tax-exempt 403(b)/(457(b) markets.

EQUI-VEST Individual (“EI”)	A traditional variable deferred annuity without enhanced guaranteed benefits sold in the individual market.

Future policy benefits	Future policy benefits for the annuities business are comprised mainly of liabilities for life-contingent income annuities, and liabilities for the variable annuity guaranteed minimum benefits accounted for as insurance.

Future policy benefits for the life business are comprised mainly of liabilities for traditional life and certain liabilities for universal and variable life insurance contracts (other than the Policyholders’ account balance).

General Account Investment Portfolio	The invested assets held in the General Account.

General Account	The assets held in the general accounts of our insurance companies as well as assets held in our separate accounts on which we bear the investment risk.

GMxB	A general reference to all forms of variable annuity guaranteed benefits, including guaranteed minimum living benefits, or GMLBs (such as GMIBs, GMWBs and GMABs), and guaranteed minimum death benefits, or GMDBs (inclusive of return of premium death benefit guarantees).

GMxB Core	Retirement Cornerstone and Accumulator sold 2011 and later.

GMxB Legacy	Fixed-rate GMxB business written prior to 2011.

Guaranteed income benefit (“GIB”)	An optional benefit which provides the policyholder with a guaranteed lifetime annuity based on predetermined annuity purchase rates applied to a GIB benefit base, with annuitization automatically triggered if and when the contract AV falls to zero.

Guaranteed minimum accumulation benefits (“GMAB”)	An optional benefit (available for an additional cost) which entitles an annuitant to a minimum payment, typically in lump-sum, after a set period of time, typically referred to as the accumulation period. The minimum payment is based on the benefit base, which could be greater than the underlying AV.

Guaranteed minimum death benefits (“GMDB”)	An optional benefit (available for an additional cost) that guarantees an annuitant’s beneficiaries are entitled to a minimum payment based on the benefit base, which could be greater than the underlying AV, upon the death of the annuitant.

Guaranteed minimum income benefits (“GMIB”)	An optional benefit (available for an additional cost) where an annuitant is entitled to annuitize the policy and receive a minimum payment stream based on the benefit base, which could be greater than the underlying AV.

Guaranteed minimum living benefits (“GMLB”)	A reference to all forms of guaranteed minimum living benefits, including GMIBs, GMWBs and GMABs (does not include GMDBs).

Guaranteed minimum withdrawal benefits (“GMWB”)	An optional benefit (available for an additional cost) where an annuitant is entitled to withdraw a maximum amount of their benefit base each year, for which cumulative payments to the annuitant could be greater than the underlying AV.

Guaranteed Universal Life (“GUL”)	A universal life insurance offering with a lifetime no lapse guarantee rider, otherwise known as a guaranteed UL policy. With a GUL policy, the premiums are guaranteed to last the life of the policy.

Guaranteed withdrawal benefit for life (“GWBL”)	An optional benefit (available for an additional cost) where an annuitant is entitled to withdraw a maximum amount of their benefit base each year, for the duration of the policyholder’s life, regardless of account performance.

High net worth	Refers to individuals with $1,000,000 or more of investable assets.

Investment Edge (“IE”)	A traditional variable deferred annuity without enhanced guaranteed benefits.

Indexed Universal Life (“IUL”)	A permanent life insurance offering built on a universal life insurance framework that uses an equity-linked approach for generating policy investment returns.

Investment Edge (“IE”)	A traditional variable deferred annuity without enhanced guaranteed benefits that provides tax-efficient distribution.

Living benefits	Optional benefits (available at an additional cost) that guarantee that the policyholder will get back at least his original investment when the money is withdrawn.

Mortality and expense risk fee (“M&E fee”)	A fee charged by insurance companies to compensate for the risk they take by issuing life insurance and variable annuity contracts.

Net flows	Net change in customer account balances in a period including, but not limited to, gross premiums, surrenders, withdrawals and benefits. It excludes investment performance, interest credited to customer accounts and policy charges.

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
•“COLI” means corporate owned life insurance
•“Company” means Equitable Holdings, Inc. with its consolidated subsidiaries
•“CS Life” means Corporate Solutions Life Reinsurance Company, a Delaware corporation and a wholly-owned direct subsidiary of Venerable Insurance and Annuity Company RE
•“CSA” means credit support annex
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
•“FASB” means Financial Accounting Standards Board
•“FHLB” means Federal Home Loan Bank
•“FYP” means first year premium and deposits
•“General Partner” means AllianceBernstein Corporation, a Delaware corporation and the general partner of AB Holding and ABLP
•“HFS” means held-for-sale
•“Holdings” means Equitable Holdings, Inc.
•“HTM” means held-to-maturity
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

Date: May 8, 2023	EQUITABLE HOLDINGS, INC.

	By:	/s/ Robin M. Raju
		Name:	Robin M. Raju
		Title:	Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2023	By:	/s/ William Eckert
		Name:	William Eckert
		Title:	Chief Accounting Officer (Principal Accounting Officer)