Form 10-Q
period 2023-06-30
Equitable Holdings, Inc.
filed 2023-08-09
CIK 1333986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2023, 347,351,250 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

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
Forward-looking statements should be read in conjunction with the other cautionary statements, risks, uncertainties and other factors identified in Holdings’ Annual Report on Form 10-K for the year ended December 31, 2022, as amended or supplemented in our subsequently filed (i) Current Report on Form 8-K, dated May 17, 2023 (the “Recast 2022 Annual Report”), (ii) Quarterly Reports on Form 10-Q, including in the section entitled “Risk Factors,” and (iii) elsewhere in this Quarterly Report on Form 10-Q. You should read this Form 10-Q completely and with the understanding that actual future results may be materially different from expectations. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
Other risks, uncertainties and factors, including those discussed under “Risk Factors,” in our Annual Report on Form 10-K could cause our actual results to differ materially from those projected in any forward-looking statements we make. Readers should read carefully the factors described in “Risk Factors” in our Annual Report on Form 10-K to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.
Throughout this Quarterly Report on Form 10-Q we use certain defined terms and abbreviations, which are summarized in the “Glossary” and “Acronyms” sections.

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

EQUITABLE HOLDINGS, INC.
Consolidated Balance Sheets
June 30, 2023 (Unaudited) and December 31, 2022

	June 30, 2023	December 31, 2022
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $73,994 and $72,991) (allowance for credit losses of $2 and $24)	$65,351	$63,361
Fixed maturities, at fair value using the fair value option (1)	1,574	1,508
Mortgage loans on real estate (net of allowance for credit losses of $145 and $129) (1)	17,364	16,481
Policy loans	4,061	4,033
Other equity investments (1)	3,264	3,152
Trading securities, at fair value	873	677
Other invested assets (1)	5,235	3,885
Total investments	97,722	93,097
Cash and cash equivalents (1)	7,693	4,281
Cash and securities segregated, at fair value	879	1,522
Broker-dealer related receivables	2,053	2,338
Deferred policy acquisition costs	6,512	6,369
Goodwill and other intangible assets, net	5,463	5,482
Amounts due from reinsurers (allowance for credit losses of $7 and $10)	8,395	8,471
Current and deferred income taxes	1,726	781
Purchased market risk benefits	9,931	10,423
Other assets (1)	3,391	4,033
Assets held-for-sale	566	562
Assets for market risk benefits	777	490
Separate Accounts assets	123,898	114,853
Total Assets	$269,006	$252,702
LIABILITIES
Policyholders’ account balances	$91,595	$83,866
Liability for market risk benefits	13,642	15,766
Future policy benefits and other policyholders' liabilities	16,786	16,603
Broker-dealer related payables	1,522	715
Customer related payables	2,526	3,323
Amounts due to reinsurers	1,404	1,533
Short-term debt	—	759
Long-term debt	3,819	3,322
Notes issued by consolidated variable interest entities, at fair value using the fair value option (1)	1,484	1,150
Other liabilities (1)	6,410	7,108
Liabilities held-for-sale	129	108
Separate Accounts liabilities	123,898	114,853
Total Liabilities	$263,215	$249,106
Redeemable noncontrolling interest (1) (2)	$531	$455
Commitments and contingent liabilities (3)
EQUITY
Equity attributable to Holdings:
Preferred stock and additional paid-in capital, $1 par value and $25,000 liquidation preference	$1,562	$1,562
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 500,292,963 and 508,418,442 shares issued, respectively; 350,240,160 and 365,081,940 shares outstanding, respectively	4	4
Additional paid-in capital	2,297	2,299
Treasury stock, at cost, 150,083,983 and 143,336,502 shares, respectively	(3,493)	(3,297)
Retained earnings	10,325	9,825
Accumulated other comprehensive income (loss)	(7,142)	(8,992)
Total equity attributable to Holdings	3,553	1,401
Noncontrolling interest	1,707	1,740
Total Equity	5,260	3,141
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$269,006	$252,702
____________
(1)    See Note 2 of the Notes to these Consolidated Financial Statements for details of balances with VIEs.
(2)    See Note 15 of the Notes to these Consolidated Financial Statements for details of redeemable noncontrolling interest.
(3)    See Note 16 of the Notes to these Consolidated Financial Statements for details of commitments and contingent liabilities.
Prior period amounts have been adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long Duration Contracts.
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Income (Loss)
Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$594	$620	$1,182	$1,270
Premiums	280	238	556	485
Net derivative gains (losses)	(917)	1,858	(1,758)	2,017
Net investment income (loss)	1,036	711	2,026	1,515
Investment gains (losses), net:
Credit and intent to sell losses on available for sale debt securities and loans	(14)	(9)	(80)	1
Other investment gains (losses), net	(42)	(223)	(63)	(559)
Total investment gains (losses), net	(56)	(232)	(143)	(558)
Investment management and service fees	1,182	1,197	2,362	2,552
Other income	258	298	509	555
Total revenues	2,377	4,690	4,734	7,836

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	684	589	1,414	1,391
Remeasurement of liability for future policy benefits	(7)	12	(3)	34
Change in market risk benefits and purchased market risk benefits	(975)	814	(955)	347
Interest credited to policyholders’ account balances	501	310	964	623
Compensation and benefits	566	518	1,149	1,114
Commissions and distribution-related payments	393	394	773	816
Interest expense	55	50	116	97
Amortization of deferred policy acquisition costs	155	145	307	288
Other operating costs and expenses	466	583	889	1,117
Total benefits and other deductions	1,838	3,415	4,654	5,827
Income (loss) from continuing operations, before income taxes	539	1,275	80	2,009
Income tax (expense) benefit	292	(264)	1,017	(401)
Net income (loss)	831	1,011	1,097	1,608
Less: Net income (loss) attributable to the noncontrolling interest (1)	72	44	161	111
Net income (loss) attributable to Holdings	759	967	936	1,497
Less: Preferred stock dividends	26	26	40	40
Net income (loss) available to Holdings’ common shareholders	$733	$941	$896	$1,457

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$2.06	$2.48	$2.50	$3.80
Diluted	$2.06	$2.47	$2.49	$3.77
Weighted average common shares outstanding (in millions):
Basic	355.2	378.9	358.5	383.7
Diluted	356.1	380.6	360.0	386.1
____________
(1)    Includes redeemable noncontrolling interest. See Note 15 of the Notes to these Consolidated Financial Statements for details of redeemable noncontrolling interest.
Prior period amounts have been adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long Duration Contracts.
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$831	$1,011	$1,097	$1,608
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	(624)	(4,353)	1,002	(9,030)
Change in market risk benefits - instrument-specific credit risk	(87)	1,126	851	2,699
Change in liability for future policy benefits - current discount rate	74	385	(38)	847
Change in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	9	2	29	45
Foreign currency translation adjustment	5	(33)	11	(45)
Total other comprehensive income (loss), net of income taxes	(623)	(2,873)	1,855	(5,484)
Comprehensive income (loss)	208	(1,862)	2,952	(3,876)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	75	32	166	95
Comprehensive income (loss) attributable to Holdings	$133	$(1,894)	$2,786	$(3,971)

Prior period amounts have been adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long Duration Contracts.

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Equity
For the Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)

	Three Months Ended June 30,
	Equity Attributable to Holdings
	Preferred Stock and Additional Paid-In Capital	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
		(in millions)
Balance, beginning of period	$1,562	$4	$2,298	$(3,400)	$9,806	$(6,516)	$3,754	$1,717	$5,471
Stock compensation	—	—	15	(2)	—	—	13	8	21
Purchase of treasury stock	—	—	—	(226)	—	—	(226)	—	(226)
Reissuance of treasury stock	—	—	—	—	(2)	—	(2)	—	(2)
Retirement of common stock	—	—	—	135	(135)	—	—	—	—
Repurchase of AB Holding units	—	—	—	—	—	—	—	(1)	(1)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(85)	(85)
Dividends on common stock (cash dividends declared per common share of $0.22)	—	—	—	—	(78)	—	(78)	—	(78)
Issuance of preferred stock	—	—	—	—	—	—	—	—	—
Dividends on preferred stock	—	—	—	—	(26)	—	(26)	—	(26)
Net income (loss)	—	—	—	—	759	—	759	67	826
Other comprehensive income (loss)	—	—	—	—	—	(626)	(626)	3	(623)
Other	—	—	(16)	—	1	—	(15)	(2)	(17)
June 30, 2023	$1,562	$4	$2,297	$(3,493)	$10,325	$(7,142)	$3,553	$1,707	$5,260

Balance, beginning of period	$1,562	$4	$1,933	$(3,070)	$8,802	$(1,304)	$7,927	$1,529	$9,456
Stock compensation	—	—	16	5	—	—	21	8	29
Purchase of treasury stock	—	—		(220)	—	—	(220)	—	(220)
Reissuance of treasury stock	—	—	—	—	(5)	—	(5)	—	(5)
Retirement of common stock	—	—	—	220	(220)	—	—	—	—
Repurchase of AB Holding units	—	—	—	—	—	—	—	(93)	(93)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(100)	(100)
Dividends on common stock (cash dividends declared per common share of $0.20)	—	—	—	—	(75)	—	(75)	—	(75)
Dividends on preferred stock	—	—	—	—	(26)	—	(26)	—	(26)
Net income (loss)	—	—	—	—	967	—	967	74	1,041
Other comprehensive income (loss)	—	—	—	—	—	(2,861)	(2,861)	(12)	(2,873)
Other	—	—	(31)	—	4	—	(27)	4	(23)
June 30, 2022	$1,562	$4	$1,918	$(3,065)	$9,447	$(4,165)	$5,701	$1,410	$7,111

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Equity
Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)

	Six Months Ended June 30,
	Equity Attributable to Holdings
	Preferred Stock and Additional Paid-In Capital	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
	(in millions)
Balance, beginning of period	$1,562	$4	$2,299	$(3,297)	$9,825	$(8,992)	$1,401	$1,740	$3,141
Stock compensation	—	—	26	22	—	—	48	15	63
Purchase of treasury stock	—	—	(3)	(437)	—	—	(440)	—	(440)
Reissuance of treasury stock	—	—	—	—	(27)	—	(27)	—	(27)
Retirement of common stock	—	—	—	219	(219)	—	—	—	—
Repurchase of AB Holding units	—	—	—	—	—	—	—	(19)	(19)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(174)	(174)
Dividends on common stock (cash dividends declared per common share of $0.42)	—	—	—	—	(150)	—	(150)	—	(150)
Dividends on preferred stock	—	—	—	—	(40)	—	(40)	—	(40)
Net income (loss)	—	—	—	—	936	—	936	143	1,079
Other comprehensive income (loss)	—	—	—	—	—	1,850	1,850	5	1,855
Other	—	—	(25)	—	—	—	(25)	(3)	(28)
June 30, 2023	$1,562	$4	$2,297	$(3,493)	$10,325	$(7,142)	$3,553	$1,707	$5,260

Balance, beginning of period	$1,562	$4	$1,919	$(2,850)	$8,413	$1,303	$10,351	$1,576	$11,927
Stock compensation	—	—	35	36	—	—	71	27	98
Purchase of treasury stock	—	—	(5)	(493)	—	—	(498)	—	(498)
Reissuance of treasury stock	—	—	—	—	(36)	—	(36)	—	(36)
Retirement of common stock	—	—	—	242	(242)	—	—	—	—
Repurchase of AB Holding units	—	—	—	—	—	—	—	(107)	(107)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(239)	(239)
Dividends on common stock (cash dividends declared per common share of $0.38)	—	—	—	—	(145)	—	(145)	—	(145)
Dividends on preferred stock	—	—	—	—	(40)	—	(40)	—	(40)
Net income (loss)	—	—	—	—	1,497	—	1,497	167	1,664
Other comprehensive income (loss)	—	—	—	—	—	(5,468)	(5,468)	(16)	(5,484)
Other	—	—	(31)	—	—	—	(31)	2	(29)
June 30, 2022	$1,562	$4	$1,918	$(3,065)	$9,447	$(4,165)	$5,701	$1,410	$7,111

Prior period amounts have been adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long Duration Contracts.

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2023 and 2022 (Unaudited)

	Six Months Ended June 30,
	2023	2022
	(in millions)
Cash flows from operating activities:
Net income (loss)	$1,097	$1,608
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	964	623
Policy charges and fee income	(1,182)	(1,270)
Net derivative (gains) losses	1,758	(2,017)
Credit and intent to sell losses on available for sale debt securities and loans	80	(1)
Investment (gains) losses, net	63	559
(Gains) losses on businesses held-for-sale	2	—
Realized and unrealized (gains) losses on trading securities	(44)	196
Non-cash long-term incentive compensation expense	41	62
Amortization and depreciation	380	178
Remeasurement of liability for future policy benefits	(3)	34
Change in market risk benefits	(955)	347
Equity (income) loss from limited partnerships	(61)	(106)
Changes in:
Net broker-dealer and customer related receivables/payables	(686)	183
Reinsurance recoverable	(801)	(263)
Segregated cash and securities, net	643	(243)
Capitalization of deferred policy acquisition costs	(450)	(429)
Future policy benefits	40	(349)
Current and deferred income taxes	(1,177)	309
Other, net	65	39
Net cash provided by (used in) operating activities	$(226)	$(540)

Cash flows from investing activities:
Proceeds from the sale/maturity/pre-payment of:
Fixed maturities, available-for-sale	$4,790	$12,532
Fixed maturities, at fair value using the fair value option	239	345
Mortgage loans on real estate	236	713
Trading account securities	480	93
Short term investments	2,402	106
Other	463	296
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(5,878)	(13,977)
Fixed maturities, at fair value using the fair value option	(309)	(344)
Mortgage loans on real estate	(1,114)	(1,175)
Trading account securities	(660)	(87)
Short term investments	(2,218)	(325)
Other	(388)	(786)
Cash settlements related to derivative instruments, net	(655)	666

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2023 and 2022 (Unaudited)

	Six Months Ended June 30,
	2023	2022
	(in millions)
Investment in capitalized software, leasehold improvements and EDP equipment	(57)	(19)
Other, net	152	214
Net cash provided by (used in) investing activities	$(2,517)	$(1,748)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$9,060	$7,214
Withdrawals	(4,830)	(3,056)
Transfers (to) from Separate Accounts	647	857
Payments of market risk benefits	(375)	(284)
Change in short-term financings	(759)	153
Change in collateralized pledged assets	(45)	65
Change in collateralized pledged liabilities	2,282	(1,529)
(Decrease) increase in overdrafts payable	—	(14)
Issuance of long-term debt	496	—
Proceeds from collateralized loan obligations	40	—
Proceeds from notes issued by consolidated VIEs	362	(43)
Dividends paid on common stock	(150)	(145)
Dividends paid on preferred stock	(40)	(40)
Purchases of AB Holding Units to fund long-term incentive compensation plan awards	(19)	(107)
Purchase of treasury shares	(440)	(499)
Purchases (redemptions) of noncontrolling interests of consolidated company-sponsored investment funds	63	(61)
Distribution to noncontrolling interest of consolidated subsidiaries	(174)	(238)
Changes in securities lending payable	29	—
Other, net	(4)	(12)
Net cash provided by (used in) financing activities	$6,143	$2,261

Effect of exchange rate changes on cash and cash equivalents	$16	$(52)
Change in cash and cash equivalents	3,416	(79)
Cash and cash equivalents, beginning of period	4,281	5,188
Change in cash of businesses held-for-sale	(4)	—
Cash and cash equivalents, end of period	$7,693	$5,109

Non-cash transactions from investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$31	$34

Prior period amounts have been adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long Duration Contracts.

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited)

1)    ORGANIZATION
Equitable Holdings, Inc. is the holding company for a diversified financial services organization. The Company conducts operations in six segments: Individual Retirement, Group Retirement, Investment Management and Research, Protection Solutions, Wealth Management and Legacy. The Company’s management evaluates the performance of each of these segments independently. See Note 17 of the Notes to these Consolidated Financial Statements for further information on the change to the reportable segments in the first quarter of 2023, which was retrospectively applied.
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
As of June 30, 2023 and December 31, 2022, the Company’s economic interest in AB was approximately 61%. The General Partner of AB is a wholly-owned subsidiary of the Company. Because the General Partner has the authority to manage and control the business of AB, AB is consolidated in the Company’s financial statements for all periods presented.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Recast 2022 Annual Report. Certain prior period amounts were adjusted to reflect the adoption of ASU 2018-12: Financial Services - Insurance (Topic 944).
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
All significant intercompany transactions and balances have been eliminated in consolidation. The terms “second quarter 2023” and “second quarter 2022” refer to the three months ended June 30, 2023 and 2022, respectively. The terms “first six months of 2023” and “first six months of 2022” refer to the six months ended June 30, 2023 and 2022, respectively.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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
The following table summarizes the balance of and changes in liability for future policy benefits on January 1, 2021 resulting from the adoption of ASU 2018-12:

	Protection Solutions	Individual Retirement	Corporate & Other		Total
	Term	Payout	Group Pension	Health
	(in millions)
Balance, December 31, 2020	$1,423	$3,047	$771	$2,100	$7,341
Adjustment for reversal of balances recorded in Accumulated Other Comprehensive Income	—	(171)	(85)	(100)	(356)
Effect of remeasurement of liability at current single A rate (1)	560	531	94	300	1,485
Balance, January 1, 2021 (1)	1,983	3,407	780	2,300	8,470
Less: Reinsurance recoverable	(59)	—	—	(1,837)	(1,896)
Balance, January 1, 2021, net of reinsurance	$1,924	$3,407	$780	$463	$6,574
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
(3)    “IUL” defined as Indexed Universal Life
(4)    “EI” defined as EQUI-VEST Individual
(5)    “IE” defined as Investment Edge
(6)    “EG” defined as EQUI-VEST Group
(7)     DAC transition table not inclusive of Closed Block of $136 million and Protection Solutions of $3 million transition adjustment.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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
	(in millions)
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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
For limited-payment products, gross premiums received in excess of net premiums are deferred at initial recognition as a deferred profit liability (“DPL”). DPL will be amortized in relation to the expected future benefit payments. As the calculation of the DPL is based on discounted cash flows, interest accrues on the unamortized DPL balance using the discount rate determined at contract issuance. The DPL is updated at the same time as the estimates for cash flows for the liability for future policy benefits. Any difference between the recalculated and beginning of period DPL is recognized in remeasurement gain or loss in the consolidated statements of income (loss), Remeasurement of Liability for Future Policy Benefits, part of total benefits and other deductions. On the consolidated balance sheets the DPL is recorded in the liability for future policy benefits.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Securities Lending Program
The Company enters into securities lending transactions whereby securities are loaned to third parties, primarily major brokerage firms. Securities lending transactions are treated as financing arrangements and the associated liability is recorded as the amount of cash received. Income and expenses associated with securities lending transactions are reported within net investment income in the Consolidated Statements of Income (Loss).
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
As of June 30, 2023 and December 31, 2022, respectively, Equitable Financial holds $112 million and $85 million of equity interests in the CLOs. The Company consolidated the CLOs as of June 30, 2023 and December 31, 2022 as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the CLOs loan manager. The assets of the CLOs are legally isolated from the Company’s creditors and can only be used to settle obligations of the CLOs. The liabilities of the CLOs are non-recourse to the Company and the Company has no obligation to satisfy the liabilities of the CLOs. As of June 30, 2023, Equitable Financial holds $21 million of equity interests in a SPE established to purchase loans from the market in anticipation of a new CLO transaction. The Company consolidated the SPE as of June 30, 2023 as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the SPE loan manager.
Resulting from this consolidation in the Company’s consolidated balance sheets are fixed maturities, at fair value using the fair value option with total assets of $1.6 billion and $1.5 billion notes issued by consolidated variable interest entities, at fair value using the fair value option with total liabilities of $1.5 billion and $1.2 billion at June 30, 2023 and December 31, 2022, respectively. The unpaid outstanding principal balance of the notes and short-term borrowing is $1.6 billion and $1.4 billion at June 30, 2023 and December 31, 2022.
Consolidated Limited Partnerships and LLCs
As of June 30, 2023 and December 31, 2022 the Company consolidated limited partnerships and LLCs for which it was identified as the primary beneficiary under the VIE model. Included in other invested assets, mortgage loans on real estate, other equity investments, trading securities, cash and other liabilities in the Company’s consolidated balance sheets at June 30, 2023 and December 31, 2022 are total net assets of $722 million and $644 million, respectively related to these VIEs.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Consolidated AB-Sponsored Investment Funds
Included in the Company’s consolidated balance sheet as of June 30, 2023 and December 31, 2022 are assets of $331 million and $581 million, liabilities of $10 million and $56 million, and redeemable noncontrolling interests of $181 million and $369 million, respectively, associated with the consolidation of AB-sponsored investment funds under the VIE model. Also included in the Company’s consolidated balance sheets as of June 30, 2023 and December 31, 2022 are assets of $16 million and $0 million, liabilities of $1 million and $0 million, and redeemable noncontrolling interests of $4 million and $0 million, respectively, from consolidation of AB-sponsored investment funds under the VOE model.
Non-Consolidated VIEs
As of June 30, 2023 and December 31, 2022 respectively, the Company held approximately $2.4 billion and $2.4 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including CLOs, hedge funds, private equity funds and real estate-related funds. The Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $261.4 billion and $282.5 billion as of June 30, 2023 and December 31, 2022 respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $2.4 billion and $2.4 billion and approximately $1.3 billion and $1.3 billion of unfunded commitments as of June 30, 2023 and December 31, 2022, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
Non-Consolidated AB-Sponsored Investment Products
As of June 30, 2023 and December 31, 2022, the net assets of investment products sponsored by AB that are non-consolidated VIEs are approximately $53.9 billion and $46.4 billion, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is its investment of $13 million and $6 million as of June 30, 2023 and December 31, 2022. The Company has no further commitments to or economic interest in these VIEs.
3)    INVESTMENTS

Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of June 30, 2023 and December 31, 2022 was $614 million and $591 million, respectively. There was no accrued interest written off for AFS fixed maturities for the three and six months ended June 30, 2023 and 2022.
The following tables provide information relating to the Company’s fixed maturities classified as AFS.
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
June 30, 2023
Fixed Maturities:
Corporate (1)	$50,420	$2	$121	$6,496	$44,043
U.S. Treasury, government and agency	6,998	—	1	1,104	5,895
States and political subdivisions	622	—	9	78	553
Foreign governments	894	—	3	129	768
Residential mortgage-backed (2)	1,389	—	1	100	1,290
Asset-backed (3)	9,741	—	9	281	9,469
Commercial mortgage-backed	3,889	—	—	600	3,289
Redeemable preferred stock	41	—	3	—	44

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Total at June 30, 2023	$73,994	$2	$147	$8,788	$65,351
December 31, 2022:
Fixed Maturities:
Corporate (1)	$50,712	$24	$89	$7,206	$43,571
U.S. Treasury, government and agency	7,054	—	1	1,218	5,837
States and political subdivisions	609	—	7	89	527
Foreign governments	985	—	2	151	836
Residential mortgage-backed (2)	908	—	1	87	822
Asset-backed (3)	8,859	—	4	373	8,490
Commercial mortgage-backed	3,823	—	—	588	3,235
Redeemable preferred stock	41	—	2	—	43
Total at December 31, 2022	$72,991	$24	$106	$9,712	$63,361
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
The contractual maturities of AFS fixed maturities as of June 30, 2023 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or pre-payment penalties.
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
June 30, 2023
Contractual maturities:
Due in one year or less	$1,510	$1,491
Due in years two through five	14,339	13,546
Due in years six through ten	17,371	15,778
Due after ten years	25,712	20,444
Subtotal	58,932	51,259
Residential mortgage-backed	1,389	1,290
Asset-backed	9,741	9,469
Commercial mortgage-backed	3,889	3,289
Redeemable preferred stock	41	44
Total at June 30, 2023	$73,992	$65,351

The following table shows proceeds from sales, gross gains (losses) from sales and allowance for credit losses for AFS fixed maturities.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Proceeds from Sales, Gross Gains (Losses) from Sales and Allowance for Credit and Intent to Sell Losses for AFS Fixed Maturities

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Proceeds from sales	$2,230	$3,344	$3,055	$10,735
Gross gains on sales	$5	$15	$7	$44
Gross losses on sales	$(43)	$(227)	$(69)	$(591)

Net (increase) decrease in Allowance for Credit and Intent to Sell losses	$(7)	$2	$(63)	$3

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts.
AFS Fixed Maturities - Credit and Intent to Sell Loss Impairments

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Balance, beginning of period	$89	$43	$36	$44
Previously recognized impairments on securities that matured, paid, prepaid or sold	(54)	(13)	(57)	(15)
Recognized impairments on securities impaired to fair value this period (1) (2)	—	—	52	—
Credit losses recognized this period on securities for which credit losses were not previously recognized	6	1	9	1
Additional credit losses this period on securities previously impaired	3	1	4	2
Increases due to passage of time on previously recorded credit losses	—	—	—	—
Accretion of previously recognized impairments due to increases in expected cash flows (for OTTI securities 2019 and prior)	—	—	—	—
Balance, end of period	$44	$32	$44	$32
______________
(1)Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.
(2)Amounts reflected for the six months ended June 30, 2023 represent AFS fixed maturities in an unrealized loss position, which the Company intends to sell in anticipation of Equitable Financial’s ordinary dividend to Holdings.
The tables that follow below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Three Months Ended June 30, 2023
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, beginning of period	$(7,978)	$33	$99	$(7,846)
Net investment gains (losses) arising during the period	(710)	—	—	(710)
Reclassification adjustment:
Included in net income (loss)	46	—	—	46
Excluded from net income (loss)	—	—	—	—
Other	—	—	—	—
Impact of net unrealized investment gains (losses)	—	3	139	142
Net unrealized investment gains (losses) excluding credit losses	(8,642)	36	238	(8,368)
Net unrealized investment gains (losses) with credit losses	1	—	—	1
Balance, end of period	$(8,641)	$36	$238	$(8,367)

	Three Months Ended June 30, 2022
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, beginning of period	$(1,287)	$4	$269	$(1,014)
Net investment gains (losses) arising during the period	(5,889)	—	—	(5,889)
Reclassification adjustment:
Included in net income (loss)	214	—	—	214
Excluded from net income (loss)	—	—	—	—
Other	—	—	—	—
Impact of net unrealized investment gains (losses)	—	21	1,187	1,208
Net unrealized investment gains (losses) excluding credit losses	(6,962)	25	1,456	(5,481)
Net unrealized investment gains (losses) with credit losses	(3)	—	1	(2)
Balance, end of period	$(6,965)	$25	$1,457	$(5,483)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Six Months Ended June 30, 2023
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, beginning of period	$(9,606)	$41	$440	$(9,125)
Net investment gains (losses) arising during the period	845	—	—	845
Reclassification adjustment:
Included in net income (loss)	126	—	—	126
Other	—	—	—	—
Impact of net unrealized investment gains (losses)	—	(5)	(203)	(208)
Net unrealized investment gains (losses) excluding credit losses	(8,635)	36	237	(8,362)
Net unrealized investment gains (losses) with credit losses	(6)	—	1	(5)
Balance, end of period	$(8,641)	$36	$238	$(8,367)

	Six Months Ended June 30, 2022
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, beginning of period	$4,809	$(169)	$(974)	$3,666
Net investment gains (losses) arising during the period	(12,314)	—	—	(12,314)
Reclassification adjustment:
Included in net income (loss)	548	—	—	548
Other	—	—	—	—
Impact of net unrealized investment gains (losses)	—	194	2,429	2,623
Net unrealized investment gains (losses) excluding credit losses	(6,957)	25	1,455	(5,477)
Net unrealized investment gains (losses) with credit losses	(8)	—	2	(6)
Balance, end of period	$(6,965)	$25	$1,457	$(5,483)

The following tables disclose the fair values and gross unrealized losses of the 5,196 issues as of June 30, 2023 and the 5,209 issues as of December 31, 2022 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
June 30, 2023
Fixed Maturities:
Corporate	$8,135	$322	$31,883	$6,173	$40,018	$6,495
U.S. Treasury, government and agency	1,508	166	4,320	938	5,828	1,104
States and political subdivisions	65	1	277	77	342	78
Foreign governments	58	3	615	126	673	129
Residential mortgage-backed	520	7	658	93	1,178	100
Asset-backed	1,347	11	6,718	270	8,065	281
Commercial mortgage-backed	235	8	2,989	592	3,224	600
Total at June 30, 2023	$11,868	$518	$47,460	$8,269	$59,328	$8,787

December 31, 2022:
Fixed Maturities:
Corporate	$24,580	$2,668	$16,534	$4,536	$41,114	$7,204
U.S. Treasury, government and agency	5,564	1,200	204	18	5,768	1,218
States and political subdivisions	130	25	173	64	303	89
Foreign governments	349	42	417	109	766	151
Residential mortgage-backed	671	49	83	38	754	87
Asset-backed	6,298	230	1,765	143	8,063	373
Commercial mortgage-backed	1,577	201	1,640	387	3,217	588
Total at December 31, 2022	$39,169	$4,415	$20,816	$5,295	$59,985	$9,710

The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.9% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of June 30, 2023 and December 31, 2022 were $400 million and $327 million, respectively, representing 7.6% and 10.4% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of June 30, 2023 and December 31, 2022, respectively, approximately $2.7 billion and $2.9 billion, or 3.7% and 4.0%, of the $74.0 billion and $73.0 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $162 million and $208 million as of June 30, 2023 and December 31, 2022, respectively.
As of June 30, 2023 and December 31, 2022, respectively, the $8.3 billion and $5.3 billion of gross unrealized losses of twelve months or more were primarily concentrated in corporate securities. In accordance with the policy described in Note 2 of the Notes to these Consolidated Financial Statements, the Company concluded that an adjustment to the allowance for credit losses for these securities was not warranted at either June 30, 2023 or December 31, 2022. As of June 30, 2023 and December 31, 2022, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of June 30, 2023, the Company determined that the unrealized loss was primarily due to increases in interest rates and credit spreads.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Securities Lending
The Company has entered into securities lending agreements with an agent bank whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of June 30, 2023, the estimated fair value of loaned securities was $28.0 million. The agreements require a minimum of 102% of the fair value of the loaned securities to be held as cash collateral, calculated daily. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. As of June 30, 2023, cash collateral received in the amount of $28.6 million, was invested by the agent bank. A securities lending payable for the overnight and continuous loans is included in Other liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as net investment income and were not material for the three and six months ended June 30, 2023.
Mortgage Loans on Real Estate
Accrued interest receivable on commercial and agricultural mortgage loans as of June 30, 2023 and December 31, 2022 was $76 million and $71 million, respectively. There was no accrued interest written off for commercial and agricultural mortgage loans for the six months ended June 30, 2023 and 2022.
As of June 30, 2023, the Company had no loans for which foreclosure was probable included within the individually assessed mortgage loans, and accordingly had no associated allowance for credit losses.
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial mortgage loans and agricultural mortgage loans during the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Allowance for credit losses on mortgage loans:
Commercial mortgages:
Balance, beginning of period	$133	$47	$123	$57
Current-period provision for expected credit losses	7	11	17	1
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	7	11	17	1
Balance, end of period	$140	$58	$140	$58

Agricultural mortgages:
Balance, beginning of period	$6	$6	$6	$5
Current-period provision for expected credit losses	(1)	—	(1)	1
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	(1)	—	(1)	1
Balance, end of period	$5	$6	$5	$6

Total allowance for credit losses	$145	$64	$145	$64

The change in the allowance for credit losses is attributable to:
•increases/decreases in the loan balance due to new originations, maturing mortgages, and loan amortization; and
•changes in credit quality and economic assumptions.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Credit Quality Information
The following tables summarize the Company’s mortgage loans segregated by risk rating exposure as of June 30, 2023 and December 31, 2022.

Loan to Value (“LTV”) Ratios (1)

	June 30, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Mortgage loans:
Commercial:
0% - 50%	$190	$497	$129	$—	$—	$1,463	$—	$—	$2,279
50% - 70%	490	2,404	1,458	905	257	2,839	369	96	8,818
70% - 90%	244	363	497	463	290	1,600	—	35	3,492
90% plus	—	—	34	—	92	253	—	—	379
Total commercial	$924	$3,264	$2,118	$1,368	$639	$6,155	$369	$131	$14,968

Agricultural:
0% - 50%	$25	$163	$187	$241	$129	$826	$—	$—	$1,571
50% - 70%	15	187	168	201	65	318	—	—	954
70% - 90%	—	—	—	—	—	16	—	—	16
90% plus	—	—	—	—	—	—	—	—	—
Total agricultural	$40	$350	$355	$442	$194	$1,160	$—	$—	$2,541

Total mortgage loans:
0% - 50%	$215	$660	$316	$241	$129	$2,289	$—	$—	$3,850
50% - 70%	505	2,591	1,626	1,106	322	3,157	369	96	9,772
70% - 90%	244	363	497	463	290	1,616	—	35	3,508
90% plus	—	—	34	—	92	253	—	—	379
Total mortgage loans	$964	$3,614	$2,473	$1,810	$833	$7,315	$369	$131	$17,509

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Debt Service Coverage (“DSC”) Ratios (2)

	June 30, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Mortgage loans:
Commercial:
Greater than 2.0x	$115	$687	$1,259	$1,113	$158	$2,960	$—	$—	$6,292
1.8x to 2.0x	—	—	181	163	172	722	213	96	1,547
1.5x to 1.8x	—	476	391	32	255	1,016	92	—	2,262
1.2x to 1.5x	439	814	165	—	—	822	—	—	2,240
1.0x to 1.2x	363	828	73	60	54	540	64	35	2,017
Less than 1.0x	7	459	49	—	—	95	—	—	610
Total commercial	$924	$3,264	$2,118	$1,368	$639	$6,155	$369	$131	$14,968

Agricultural:
Greater than 2.0x	$5	$51	$39	$60	$21	$186	$—	$—	$362
1.8x to 2.0x	—	16	57	33	24	65	—	—	195
1.5x to 1.8x	6	69	31	110	18	208	—	—	442
1.2x to 1.5x	17	106	155	176	99	385	—	—	938
1.0x to 1.2x	8	90	73	59	26	291	—	—	547
Less than 1.0x	4	18	—	4	6	25	—	—	57
Total agricultural	$40	$350	$355	$442	$194	$1,160	$—	$—	$2,541

Total mortgage loans:
Greater than 2.0x	$120	$738	$1,298	$1,173	$179	$3,146	$—	$—	$6,654
1.8x to 2.0x	—	16	238	196	196	787	213	96	1,742
1.5x to 1.8x	6	545	422	142	273	1,224	92	—	2,704
1.2x to 1.5x	456	920	320	176	99	1,207	—	—	3,178
1.0x to 1.2x	371	918	146	119	80	831	64	35	2,564
Less than 1.0x	11	477	49	4	6	120	—	—	667
Total mortgage loans	$964	$3,614	$2,473	$1,810	$833	$7,315	$369	$131	$17,509
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
Past-Due and Nonaccrual Mortgage Loan Status
The following table provides information relating to the aging analysis of past-due mortgage loans as of June 30, 2023 and December 31, 2022, respectively.
Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
June 30, 2023:
Mortgage loans:
Commercial	$—	$—	$—	$—	$14,934	$14,934	$34	$14,968	$34	$1
Agricultural	15	4	12	31	2,491	2,522	19	2,541	3	—
Total	$15	$4	$12	$31	$17,425	$17,456	$53	$17,509	$37	$1

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
December 31, 2022:
Mortgage loans:
Commercial	$56	$—	$—	$56	$13,964	$14,020	$—	$14,020	$—	$—
Agricultural	3	5	13	21	2,553	2,574	16	2,590	—	—
Total	$59	$5	$13	$77	$16,517	$16,594	$16	$16,610	$—	$—
_______________
(1)Amounts presented at amortized cost basis.
As of June 30, 2023 and December 31, 2022, the carrying values of problem mortgage loans that had been classified as non-accrual loans were $17 million and $14 million, respectively. The carrying values of those mortgage loans are presented net of an allowance of $2 million and $2 million, respectively, as of June 30, 2023 and December 31, 2022.
Troubled Debt Restructuring
During the first quarter of 2023 we granted a modification to a $56 million commercial real estate loan, which was 0.3% of the mortgage loans on real estate. The modification reflects a pay and accrue structure where the loan was converted to interest only, and the pay rate is lower than the current rate beginning in 2023; 0.35% in 2023 and stepping up annually until it reaches the existing coupon of 5.0% in 2027. Interest between the pay rate and the coupon rate will be accrued and added to the loan monthly. Additionally, any excess cash flow above the pay rate will be applied to the loan. For the accounting policy pertaining to our TDRs see Note 2 of the Notes to these Consolidated Financial Statements.
During the three and six months ended June 30, 2023 and 2022, the Company identified an immaterial amount of TDRs.
Equity Securities
The table below presents a breakdown of unrealized and realized gains and (losses) on equity securities during the three and six months ended June 30, 2023 and 2022 .
Unrealized and Realized Gains (Losses) from Equity Securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$5	$(70)	$2	$(110)
Net investment gains (losses) recognized on securities sold during the period	(3)	2	(3)	(11)
Unrealized and realized gains (losses) on equity securities	$2	$(68)	$(1)	$(121)
Trading Securities
As of June 30, 2023 and December 31, 2022, respectively, the fair value of the Company’s trading securities was $873 million and $677 million. As of June 30, 2023 and December 31, 2022, respectively, trading securities included the General Account’s investment in Separate Accounts had carrying values of $47 million and $39 million.
The table below shows a breakdown of net investment income (loss) from trading securities during the three and six months ended June 30, 2023 and 2022.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Net Investment Income (Loss) from Trading Securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$11	$(108)	$46	$(202)
Net investment gains (losses) recognized on securities sold during the period	(1)	4	(2)	6
Unrealized and realized gains (losses) on trading securities	10	(104)	44	(196)
Interest and dividend income from trading securities	7	2	12	18
Net investment income (loss) from trading securities	$17	$(102)	$56	$(178)
Fixed maturities, at fair value using the fair value option
The table below shows a breakdown of net investment income (loss) from fixed maturities, at fair value using the fair value option during the six months ended June 30, 2023 and 2022.

Net Investment Income (Loss) from Fixed Maturities, at Fair Value using the Fair Value Option

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$15	$(8)	$19	$(13)
Net investment gains (losses) recognized on securities sold during the period	(12)	—	(14)	6
Unrealized and realized gains (losses) from fixed maturities	3	(8)	5	(7)
Interest and dividend income from fixed maturities	(3)	(17)	4	(1)
Net investment income (loss) from fixed maturities	$—	$(25)	$9	$(8)
Net Investment Income
The following tables provides the components of Net investment income by investment type.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Fixed maturities	$751	$622	$1,466	$1,239
Mortgage loans on real estate	198	138	375	276
Other equity investments	25	32	30	116
Policy loans	52	53	103	110
Trading securities	17	(102)	56	(178)
Other investment income	22	15	41	4
Fixed maturities, at fair value using the fair value option	(1)	(25)	9	(8)
Gross investment income (loss)	1,064	733	2,080	1,559
Investment expenses	(28)	(22)	(54)	(44)
Net investment income (loss)	$1,036	$711	$2,026	$1,515

Investment Gains (Losses), Net
Investment gains (losses), net, including changes in the valuation allowances and credit losses are as follows:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Fixed maturities	$(47)	$(213)	$(127)	$(548)
Mortgage loans on real estate	(7)	(11)	(17)	(2)
Other equity investments (1)	—	—	—	—
Other	(2)	(8)	1	(8)
Investment gains (losses), net	$(56)	$(232)	$(143)	$(558)
_____________
(1)    Investment gains (losses), net of Other equity investments includes Real Estate Held for production.

For the three and six months ended June 30, 2023 and 2022, respectively, investment results passed through to certain participating group annuity contracts as interest credited to policyholders’ account balances totaled $0 million $1 million, $1 million and $1 million.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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
The following table presents the gross notional amount and estimated fair value of the Company’s derivatives:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Derivative Instruments by Category

	June 30, 2023			December 31, 2022
		Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives: designated for hedge accounting (1)
Cash flow hedges:
Currency swaps	$1,633	$110	$82	$1,431	$99	$85
Interest swaps	954	—	320	955	—	294
Total: designated for hedge accounting	2,587	110	402	2,386	99	379
Derivatives: not designated for hedge accounting (1)
Equity contracts:
Futures	7,553	2	1	5,151	2	—
Swaps	13,073	50	10	11,188	39	9
Options	48,468	11,305	2,851	40,122	7,583	3,412
Interest rate contracts:
Futures	8,749	—	—	12,693	—	—
Swaps	1,920	6	118	1,515	—	166
Credit contracts:
Credit default swaps	284	11	8	327	18	9
Currency contracts:
Currency swaps	455	1	8	397	4	13
Currency forwards	39	18	18	62	31	32
Other freestanding contracts:
Margin	—	414	—	—	226	—
Collateral	—	158	7,273	—	142	4,472
Total: not designated for hedge accounting	80,541	11,965	10,287	71,455	8,045	8,113

Embedded derivatives:
SCS, SIO, MSO and IUL indexed features (2)	—	—	8,895	—	—	4,164
Total embedded derivatives	—	—	8,895	—	—	4,164

Total derivative instruments	$83,128	$12,075	$19,584	$73,841	$8,144	$12,656
___________
(1)Reported in other invested assets in the consolidated balance sheets.
(2)Reported in policyholders’ account balances in the consolidated balance sheets.

The following table presents the effects of derivative instruments on the consolidated statements of income and comprehensive income (loss).

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Derivative Instruments by Category

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	Net Derivatives Gain (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gain (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: designated for hedge accounting
Cash flow hedges:
Currency swaps	$2	$2	$8	$3	$10	$5	$(26)	$28
Interest swaps	(16)	—	—	30	(21)	—	—	3
Total: designated for hedge accounting	(14)	2	8	33	(11)	5	(26)	31
Derivatives: not Designated for hedge accounting
Equity contracts:
Futures	(27)	—	—	—	(159)	—	—	—
Swaps	(706)	—	—	—	(1,309)	—	—	—
Options	2,499	—	—	—	4,000	—	—	—
Interest rate contracts:
Futures	44	—	—	—	10	—	—	—
Swaps	(56)	—	—	—	(9)	—	—	—
Credit contracts:
Credit default swaps	(2)	—	—	—	(5)	—	—	—
Currency contracts:
Currency swaps	(9)	—	—	—	(19)	—	—	—
Currency forwards	—	—	—	—	—	—	—	—
Other freestanding contracts:
Margin	—	—	—	—	—	—	—	—
Collateral	—	—	—	—	—	—	—	—
Total: not designated for hedge accounting	1,743	—	—	—	2,509	—	—	—

Embedded derivatives:
SCS, SIO,MSO and IUL indexed features	(2,646)	—	—	—	(4,256)	—	—	—
Total embedded derivatives	(2,646)	—	—	—	(4,256)	—	—	—

Total derivative instruments	$(917)	$2	$8	$33	$(1,758)	$5	$(26)	$31
______________
(1)Reported in net derivative gains (losses) in the consolidated statements of income (loss).

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
	Net Derivatives Gain (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gain (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: designated for hedge accounting
Cash flow hedges:
Currency swaps	$18	$1	$8	$(8)	$14	$2	$(10)	$5
Interest swaps	(27)	—	—	168	(41)	—	—	148
Total: designated for hedge accounting	(9)	1	8	160	(27)	2	(10)	153
Derivatives: not Designated for hedge accounting
Equity contracts:
Futures	398	—	—	—	456	—	—	—
Swaps	2,043	—	—	—	2,778	—	—	—
Options	(3,446)	—	—	—	(3,730)	—	—	—
Interest rate contracts:
Futures	(546)	—	—	—	(1,058)	—	—	—
Swaps	(154)	—	—	—	(303)	—	—	—
Credit contracts:
Credit default swaps	13	—	—	—	14	—	—	—
Currency contracts:
Currency swaps	13	—	—	—	18	—	—	—
Currency forwards	2	—	—	—	2	—	—	—
Other freestanding contracts:
Margin	—	—	—	—	—	—	—	—
Collateral	—	—	—	—	—	—	—	—
Total: not designated for hedge accounting	(1,677)	—	—	—	(1,823)	—	—	—

Embedded derivatives:
SCS, SIO,MSO and IUL indexed features	3,544	—	—	—	3,867	—	—	—
Total embedded derivatives	3,544	—	—	—	3,867	—	—	—

Total derivative instruments	$1,858	$1	$8	$160	$2,017	$2	$(10)	$153

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

.
The following table presents a roll-forward of cash flow hedges recognized in AOCI.
Roll-forward of Cash flow hedges in AOCI

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Balance, beginning of period	$19	$(215)	$22	$(208)
Amount recorded in AOCI
Currency swaps	13	3	6	—
Interest swaps	10	137	(27)	98
Total amount recorded in AOCI	23	140	(21)	98
Amount reclassified from AOCI to income
Currency swaps (1)	(10)	(10)	22	6
Interest swaps (1)	20	31	29	50
Total amount reclassified from AOCI to income	10	21	51	56
Balance, end of period (2)	$52	$(54)	$52	$(54)
_______________
(1)    Currency swaps reclassified from AOCI to income are reported in net investment income in the consolidated statements of income (loss). Interest swaps reclassified from AOCI to income are reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2)    The Company does not estimate the amount of the deferred losses in AOCI at three and six months ended June 30, 2023 and 2022 which will be released and reclassified into Net income (loss) over the next 12 months as the amounts cannot be reasonably estimated.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts as of June 30, 2023 and December 31, 2022 are exchange-traded and net settled daily in cash. As of June 30, 2023 and December 31, 2022, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $332 million and $247 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $96 million and $113 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and EAFE indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $16 million and $16 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of June 30, 2023 and December 31, 2022, respectively, the Company held $7.3 billion and $4.5 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $158 million and $142 million as of June 30, 2023 and December 31, 2022, respectively, in the normal operation of its collateral arrangements. The Company is exposed to losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.
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
As of June 30, 2023 and December 31, 2022, there were no net liability derivative positions with counterparties with credit risk-related contingent features whose credit rating has fallen. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.
The following tables presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments as of June 30, 2023 and December 31, 2022:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of June 30, 2023

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (3)	Net Amount
	(in millions)
Assets:
Derivative assets (1)	$12,074	$9,321	$2,753	$(1,367)	$1,386
Secured Lending	29	—	29	—	29
Other financial assets	2,453	—	2,453	—	2,453
Other invested assets	$14,556	$9,321	$5,235	$(1,367)	$3,868

Liabilities:
Derivative liabilities (2)	$9,322	$9,321	$1	$—	$1
Secured Lending	29	—	$29	—	29
Other financial liabilities	6,380	—	6,380	—	6,380
Other liabilities	$15,731	$9,321	$6,410	$—	$6,410
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
Assets allocated to the Closed Block inure solely to the benefit of the Closed Block policyholders and will not revert to the benefit of the Company. No reallocation, transfer, borrowing or lending of assets can be made between the Closed Block and other portions of the Company’s General Account, any of its Separate Accounts or any affiliate of the Company without the approval of the New York State Department of Financial Services (the “NYDFS”). Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the General Account. For more information on the Closed Block, see Note 6 to the Company's consolidated financial statements included in the Recast 2022 Annual Report.
Summarized financial information for the Company’s Closed Block is as follows:

	June 30, 2023	December 31, 2022
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$5,564	$5,692
Policyholder dividend obligation	—	—
Other liabilities	129	68
Total Closed Block liabilities	5,693	5,760

Assets Designated to the Closed Block:
Fixed maturities AFS, at fair value (amortized cost of $3,065 and $3,171) (allowance for credit losses of $0 and $0)	2,857	2,948
Mortgage loans on real estate (net of allowance for credit losses of $4 and $4)	1,649	1,645
Policy loans	556	569
Cash and other invested assets	16	—
Other assets	221	187
Total assets designated to the Closed Block	5,299	5,349

Excess of Closed Block liabilities over assets designated to the Closed Block	394	411
Amounts included in AOCI:
Net unrealized investment gains (losses), net of policyholders’ dividend obligation: $0 and $0; and net of income tax: $44 and $47	(164)	(177)
Maximum future earnings to be recognized from Closed Block assets and liabilities	$230	$234

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The Company’s Closed Block revenues and expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Revenues:
Premiums and other income	$29	$31	$59	$64
Net investment income (loss)	52	54	103	112
Investment gains (losses), net	—	(1)	—	—
Total revenues	81	84	162	176

Benefits and Other Deductions:
Policyholders’ benefits and dividends	75	80	158	156
Other operating costs and expenses	—	—	—	—
Total benefits and other deductions	75	80	158	156
Net income (loss), before income taxes	6	4	4	20
Income tax (expense) benefit	(1)	—	(2)	(2)
Net income (loss)	$5	$4	$2	$18

6)    DAC AND OTHER DEFERRED ASSETS/LIABILITIES
Changes in the DAC asset for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30, 2023
	Protection Solutions				Individual Retirement				Legacy	Group Retirement		Corporate and Other	Total
	Term	UL	VUL	IUL	GMxB Core	EI	IE	SCS	GMxB Legacy	EG	Momentum	CB (1)
	(in millions)
Balance, beginning of period	$362	$179	$889	$185	$1,625	$156	$148	$1,279	$593	$710	$89	$127	$6,342
Capitalization	8	3	73	6	54	6	21	228	14	33	5	—	451
Amortization (2)	(20)	(6)	(28)	(5)	(70)	(6)	(7)	(96)	(32)	(20)	(9)	(5)	(304)
Balance, end of period	$350	$176	$934	$186	$1,609	$156	$162	$1,411	$575	$723	$85	$122	$6,489
______________
(1)“CB” defined as Closed Block.
(2)DAC amortization of $2 million related to Other not reflected in table above.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Six Months Ended June 30, 2022
	Protection Solutions				Individual Retirement				Legacy	Group Retirement		Corporate and Other	Total
	Term	UL	VUL	IUL	GMxB Core	EI	IE	SCS	GMxB Legacy	EG	Momentum	CB (1)
	(in millions)
Balance, beginning of period	$385	$180	$799	$180	$1,653	$156	$121	$1,070	$631	$677	$94	$138	$6,084
Capitalization	9	6	72	8	60	6	21	189	16	36	7	—	430
Amortization (2)	(21)	(6)	(25)	(5)	(67)	(6)	(7)	(81)	(33)	(20)	(10)	(6)	(287)
Balance, end of period	$373	$180	$846	$183	$1,646	$156	$135	$1,178	$614	$693	$91	$132	$6,227
______________
(1)“CB” defined as Closed Block.
(2)DAC amortization of $2 million related to Other not reflected in table above.

Changes in the Individual Retirement sales inducement assets for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
	2023		2022
	GMxB Core	GMxB Legacy	GMxB Core	GMxB Legacy
	(in millions)

Balance, beginning of period	$137	$200	$147	$222
Capitalization	1	—	1	—
Amortization	(6)	(11)	(6)	(11)
Balance, end of period	$132	$189	$142	$211

Changes in the Protection Solutions unearned revenue liability for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
	2023			2022
	UL	VUL	IUL	UL	VUL	IUL
	(in millions)
Balance, beginning of period	$95	$684	$157	$80	$619	$94
Capitalization	9	56	33	11	50	36
Amortization	(3)	(22)	(5)	(3)	(20)	(3)
Balance, end of period	$101	$718	$185	$88	$649	$127

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The following table presents a reconciliation of DAC to the consolidated balance sheet as of June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
	(in millions)
Protection Solutions
Term	$350	$362
Universal Life	176	179
Variable Universal Life	934	889
Indexed Universal Life	186	185
Individual Retirement
GMxB Core	1,609	1,625
EQUI-VEST Individual	156	156
Investment Edge	162	148
SCS	1,411	1,279
Legacy Segment
GMxB Legacy	575	593
Group Retirement
EQUI-VEST Group	723	710
Momentum	85	89
Corporate and Other	122	127
Other	23	27
Total	$6,512	$6,369

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. For the period ended June 30, 2023, the Company recognized impairment adjustments and impairment losses, respectively, to adjust the carrying value of held-for-sale asset and liabilities to their fair value less cost to sell. The value is measured on a nonrecurring basis and categorized within Level 3 of the fair value hierarchy. The fair value was determined using a market approach, estimated based on the negotiated value of the asset and liabilities. See Note 20 of the Notes to these Consolidated Financial Statements for additional details of the Held-for-Sale assets and liabilities. As of June 30, 2023 and December 31, 2022, no assets or liabilities were required to be measured at fair value on a non-recurring basis.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Fair Value Measurements as of June 30, 2023

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments
Fixed maturities, AFS:
Corporate (1)	$—	$42,006	$2,037	$44,043
U.S. Treasury, government and agency	—	5,895	—	5,895
States and political subdivisions	—	526	27	553
Foreign governments	—	768	—	768
Residential mortgage-backed (2)	—	1,290	—	1,290
Asset-backed (3)	—	9,469	—	9,469
Commercial mortgage-backed	—	3,255	34	3,289
Redeemable preferred stock	—	44	—	44
Total fixed maturities, AFS	—	63,253	2,098	65,351
Fixed maturities, at fair value using the fair value option	—	1,357	217	1,574
Other equity investments (4)	239	471	53	763
Trading securities	308	509	56	873
Other invested assets:
Short-term investments	—	776	—	776
Assets of consolidated VIEs/VOEs	70	253	52	375
Swaps	—	(370)	—	(370)
Credit default swaps	—	3	—	3
Futures	1	—	—	1
Options	—	8,454	—	8,454
Total other invested assets	71	9,116	52	9,239
Cash equivalents	4,388	1,637	—	6,025
Segregated securities	—	879	—	879
Purchased market risk benefits	—	—	9,931	9,931
Assets for market risk benefits	—	—	777	777
Separate Accounts assets (5)	120,781	2,542	1	123,324
Total Assets	$125,787	$79,764	$13,185	$218,736

Liabilities:
Notes issued by consolidated VIE’s, at fair value using the fair value option (6)	$—	$1,461	$—	$1,461
SCS, SIO, MSO and IUL indexed features’ liability	—	8,895	—	8,895
Liabilities of consolidated VIEs and VOEs	1	2	—	3
Liabilities for market risk benefits	—	—	13,642	13,642
Contingent payment arrangements	—	—	250	250
Total Liabilities	$1	$10,358	$13,892	$24,251
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(4)Includes short position equity securities of $14 million that are reported in other liabilities.
(5)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate. As of June 30, 2023, the fair value of such investments was $402 million.
(6)Accrued interest payable of $23 million is reported in Notes issued by consolidated VIE’s, at fair value using the fair value option in the consolidated balance sheets, which is not required to be measured at fair value on a recurring basis.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Fair Value Measurements as of December 31, 2022

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments
Fixed maturities, AFS:
Corporate (1)	$—	$41,450	$2,121	$43,571
U.S. Treasury, government and agency	—	5,837	—	5,837
States and political subdivisions	—	499	28	527
Foreign governments	—	836	—	836
Residential mortgage-backed (2)	—	788	34	822
Asset-backed (3)	—	8,490	—	8,490
Commercial mortgage-backed (2)	—	3,203	32	3,235
Redeemable preferred stock	—	43	—	43
Total fixed maturities, AFS	—	61,146	2,215	63,361
Fixed maturities, at fair value using the fair value option	—	1,284	224	1,508
Other equity investments (4)	214	497	12	723
Trading securities	290	332	55	677
Other invested assets:
Short-term investments	—	943	—	943
Assets of consolidated VIEs/VOEs	131	393	5	529
Swaps	—	(425)	—	(425)
Credit default swaps	—	9	—	9
Futures	2	—	—	2
Options	—	4,171	—	4,171
Total other invested assets	133	5,091	5	5,229
Cash equivalents	2,386	501	—	2,887
Segregated securities	—	1,522	—	1,522
Purchased market risk benefits	—	—	10,423	10,423
Assets for market risk benefits	—	—	490	490
Separate Accounts assets (5)	111,744	2,436	1	114,181
Total Assets	$114,767	$72,809	$13,425	$201,001

Liabilities:
Notes issued by consolidated VIE’s, at fair value using the fair value option (6)	$—	$1,374	$—	$1,374
SCS, SIO, MSO and IUL indexed features’ liability	—	4,164	—	4,164
Liabilities of consolidated VIEs and VOEs	15	7	—	22
Liabilities for market risk benefits	—	—	15,766	15,766
Contingent payment arrangements	—	—	247	247
Total Liabilities	$15	$5,545	$16,013	$21,573
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
(4)Includes short position equity securities of $12 million that are reported in other liabilities.
(5)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate and commercial mortgages. As of December 31, 2022, the fair value of such investments was $456 million.
(6)Includes CLO short-term debt of $239 million, which is inclusive as fair valued within Notes issued by consolidated VIE’s, at fair value using the fair value option accrued interest payable of $15 million is reported in notes issued by consolidated VIE’s, at fair value using the fair value option in the consolidated balance sheets, which is not required to be measured at fair value on a recurring basis.

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
Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, issuer spreads, benchmark securities and other reference data. Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as pre-payment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities. The Company’s AAA-rated mortgage- and asset-backed securities are classified as Level 2 for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.
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
Purchased MRB assets, which are accounted for as market risk benefits carried at fair value are also considered Level 3 for fair value leveling. The Purchased MRB asset fair value reflects the present value of reinsurance premiums, net of recoveries, adjusted for risk margins and nonperformance risk over a range of market consistent economic scenarios while the MRB asset and liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins and nonperformance risk, attributable to the MRB asset and liability over a range of market-consistent economic scenarios.
The valuations of the MRBs and Purchased MRB assets incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Accounts funds. The credit risks of the counterparty and of the Company are considered in determining the fair values of its MRBs and Purchased MRB assets after taking into account the effects of collateral arrangements. Incremental adjustment to the risk free curve for counterparty non-performance risk is made to the fair values of the Purchased MRB assets. Risk margins were applied to the non-capital markets inputs to the MRBs and Purchased MRB valuations.
After giving consideration to collateral arrangements, the Company reduced the fair value of its Purchased MRB asset by $1.1 billion and $1.1 billion as of June 30, 2023 and December 31, 2022, respectively, to recognize incremental counterparty non-performance risk.
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
Transfers of Financial Instruments Between Levels 2 and 3
During the six months ended June 30, 2023, fixed maturities with fair values of $495 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $118 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 11.7% of total equity as of June 30, 2023.
During the six months ended June 30, 2022, fixed maturities with fair values of $184 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $250 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 6.1% of total equity as of June 30, 2022.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The tables below present reconciliations for all Level 3 assets and liabilities and changes in unrealized gains (losses) for the three and six months ended June 30, 2023 and 2022, respectively. Not included below are the changes in balances related to market risk benefits and purchased market risk benefits level 3 assets and liabilities, which are included in Note 9 of the Notes to these Consolidated Financial Statements.

	Three Months Ended June 30, 2023
	Corporate	State and Political Subdivisions	Asset-backed	CMBS	RMBS	Trading Securities, at Fair Value	Fixed maturities, at FVO
	(in millions)
Balance, beginning of period	$1,950	$28	$12	$34	$—	$55	$196
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1	—	—	—	—	—	(4)
Investment gains (losses), net	(8)	—	—	—	—	—	(2)
Subtotal	(7)	—	—	—	—	—	(6)
Other comprehensive income (loss)	(8)	—	—	—	—	—	—
Purchases	205	—	(12)	—	—	1	62
Sales	(71)	(1)	—	—	—	—	(35)
Activity related to consolidated VIEs/VOEs	—	—	—	—	—	—	—
Transfers into Level 3 (1)	11	—	—	—	—	—	51
Transfers out of Level 3 (1)	(43)	—	—	—	—	—	(51)
Balance, end of period	$2,037	$27	$—	$34	$—	$56	$217
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—	$—	$(4)
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$(8)	$—	$—	$—	$—	$—	$—

	Three Months Ended June 30, 2022
	Corporate	State and Political Subdivisions	Asset-backed	CMBS	RMBS	Trading Securities, at Fair Value	Fixed maturities, at FVO
	(in millions)
Balance, beginning of period	$1,683	$32	$332	$238	$—	$52	$342
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1	—	—	—	—	—	4
Investment gains (losses), net	(1)	—	—	—	—	—	—
Subtotal	—	—	—	—	—	—	4
Other comprehensive income (loss)	(50)	(2)	(1)	(1)	—	—	—
Purchases	327	—	(313)	(212)	—	—	64
Sales	(74)	—	—	—	—	—	(24)
Activity related to consolidated VIEs/VOEs	—	—	—	—	—	—	—
Transfers into Level 3 (1)	(5)	—	—	—	—	—	(3)
Transfers out of Level 3 (1)	(114)	—	—	—	—	—	40
Balance, end of period	$1,767	$30	$18	$25	$—	$52	$423

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—	$—	$4
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$(50)	$(2)	$—	$—	$—	$—	$—
______
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of June 30, 2023 and June 30, 2022, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Other Equity Investments (3)	Separate Accounts Assets	Contingent Payment Arrangement	Other Equity Investments (3)	Separate Accounts Assets	Contingent Payment Arrangement
	(in millions)
Balance, beginning of period	$15	$1	$(248)	$11	$—	$(37)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—
Total realized and unrealized gains (losses)	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases	44	—	—	57	—	(3)
Sales	—	—	—	—	1	—
Settlements	—	—	—	—	—	—
Other	—	—	(2)	—	—	—
Activity related to consolidated VIEs/VOEs	47	—	—	(1)	—	(2)
Transfers into Level 3 (1)	(1)	—	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—	—	—
Balance, end of period	$105	$1	$(250)	$67	$1	$(42)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—	$—
______
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of June 30, 2023 and June 30, 2022, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(3)Other Equity Investments include other invested assets.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Six Months Ended June 30, 2023
	Corporate	State and Political Subdivisions	Asset-backed	CMBS	RMBS	Trading Securities, at Fair Value	Fixed maturities, at FVO
	(in millions)
Balance, beginning of period	$2,121	$28	$—	$32	$34	$55	$224
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	3	—	—	—	—	—	(1)
Investment gains (losses), net	(11)	—	—	—	—	—	(2)
Subtotal	(8)	—	—	—	—	—	(3)
Other comprehensive income (loss)	10	—	—	—	—	—	—
Purchases	376	—	—	2	—	1	74
Sales	(162)	(1)	—	—	—	—	(35)
Activity related to consolidated VIEs/VOEs	—	—	—	—	—	—	—
Transfers into Level 3 (1)	11	—	—	—	—	—	107
Transfers out of Level 3 (1)	(311)	—	—	—	(34)	—	(150)
Balance, end of period	$2,037	$27	$—	$34	$—	$56	$217
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$9	$—	$—	$—	$—	$—	$(2)

	Six Months Ended June 30, 2022
	Corporate	State and Political Subdivisions	Asset-backed	CMBS	RMBS	Trading Securities, at Fair Value	Fixed maturities, at FVO
	(in millions)
Balance, beginning of period	$1,504	$35	$8	$20	$—	$65	$201
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	2	—	—	—	—	—	—
Investment gains (losses), net	—	—	—	—	—	(13)	—
Subtotal	2	—	—	—	—	(13)	—
Other comprehensive income (loss)	(81)	(4)	(1)	(2)	—	—	—
Purchases	559	—	12	7	—	—	153
Sales	(161)	(1)	(1)	—	—	—	(53)
Activity related to consolidated VIEs/VOEs	—	—	—	—	—	—	—
Transfers into Level 3 (1)	65	—	—	—	—	—	185
Transfers out of Level 3 (1)	(121)	—	—	—	—	—	(63)
Balance, end of period	$1,767	$30	$18	$25	$—	$52	$423
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—	$(13)	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$(79)	$(4)	$(1)	$(2)	$—	$—	$—

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

______
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of June 30, 2023 and June 30, 2022, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Other Equity Investments (3)	Separate Accounts Assets	Contingent Payment Arrangement	Other Equity Investments (3)	Separate Accounts Assets	Contingent Payment Arrangement
	(in millions)
Balance, beginning of period	$17	$1	$(247)	$16	$1	$(38)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	(3)	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—
Total realized and unrealized gains (losses)	(3)	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases	44	—		57	—	(2)
Sales	—	—	—	—	—	—
Settlements	—	—	1	—	—	—
Other	—	—	(4)	—	—	—
Activity related to consolidated VIEs/VOEs	47	—	—	(3)	—	(2)
Transfers into Level 3 (1)	—	—	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	(3)	—	—
Balance, end of period	$105	$1	$(250)	$67	$1	$(42)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$(3)	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—	$—
_____________

(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of June 30, 2023 and June 30, 2022, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(3)Other Equity Investments include other invested assets.
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of June 30, 2023 and December 31, 2022, respectively.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Quantitative Information about Level 3 Fair Value Measurements as of June 30, 2023

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(Dollars in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$366	Matrix pricing model	Spread over Benchmark	20 bps - 320 bps	154 bps
	1,074	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples Loan to value	5.3x - 33.7x 8.9% - 22.7% 0.7x - 14.5x 0.0% - 64.0%	14.1x 10.9% 6.6x 14.3%
Trading securities, at fair value	55	Discounted cash flow	Earnings multiple Discount factor Discount years	8.3x 10.0% 7
Other equity investments	2	Discounted cash flow	Earnings Multiple	6.8x - 14.7x	8.0x
Purchased MRB asset (1) (2) (4)	9,931	Discounted cash flow	Lapse rates Withdrawal rates GMIB Utilization rates Non-performance risk Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.26%-26.23% 0.06%-10.93% 0.04%-66.66% 56 bps - 141 bps 11%-27% 0.01%-0.17% 0.06%-0.52% 0.32%-40.00%	1.64% 0.45% 7.10% 60 bps 23% 2.91% (same for all ages) (same for all ages)
Liabilities:
AB Contingent consideration payable	$250	Discounted cash flow	Expected revenue growth rates Discount rate	2.0% - 83.9% 1.9% - 10.4%	10.3% 4.6%
Direct MRB (1) (2) (3) (4)	12,865	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality: Ages 0-40 Ages 41-60 Ages 61-115	192 bps 0.26%-35.42% 0.00%-10.93% 0.04%-100.00% 0.01%-0.17% 0.06%-0.52% 0.32%-40.00%	192 bps 3.27% 0.68% 4.93% 2.39% (same for all ages) (same for all ages)
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
(3)MRB liabilities are shown net of MRB assets. Net amount is made up of $13.6 billion of MRB liabilities and $777 million of MRB assets.
(4)Includes Legacy and Core products.
Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2022

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(Dollars in millions)
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
Excluded from the tables above as of June 30, 2023 and December 31, 2022, respectively, are approximately $1.0 billion and $1.0 billion of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above as of June 30, 2023 and December 31, 2022, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit risk transfer securities, and equipment financings. Included in the tables above as of June 30, 2023 and December 31, 2022, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
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
Market Risk Benefits
Significant unobservable inputs with respect to the fair value measurement of the Purchased MRB assets and MRB liabilities identified in the table above are developed using Company data. Future policyholder behavior is an unobservable market assumption and as such all aspects of policyholder behavior are derived based on recent historical experience. These policyholder behaviors include lapses, pro-rata withdrawals, dollar for dollar withdrawals, GMIB utilization, deferred mortality and payout phase mortality. Many of these policyholder behaviors have dynamic adjustment factors based on the relative value of the rider as compared to the account value in different economic environments. This applies to all variable annuity related products; products with GMxB riders including but not limited to GMIB, GMDB, and GWL.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Carrying Value of Financial Instruments Not Otherwise Disclosed in Note 3 and Note 4 of the Notes to these Consolidated Financial Statements
The carrying values and fair values as of June 30, 2023 and December 31, 2022 for financial instruments not otherwise disclosed in Note 3 and Note 4 of the Notes to these Consolidated Financial Statements are presented in the table below.
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
June 30, 2023:
Mortgage loans on real estate	$17,364	$—	$—	$15,472	$15,472
Policy loans	$4,061	$—	$—	$4,379	$4,379
Policyholders’ liabilities: Investment contracts	$1,783	$—	$—	$1,632	$1,632
FHLB funding agreements	$8,878	$—	$8,784	$—	$8,784
FABN funding agreements	$6,747	$—	$6,163	$—	$6,163
Funding agreement-backed commercial paper (FABCP)	$580	$—	$590	$—	$590
Short-term debt (1)	$—	$—	$—	$—	$—
Long-term debt	$3,819	$—	$3,562	$—	$3,562
Separate Accounts liabilities	$10,813	$—	$—	$10,813	$10,813

December 31, 2022:
Mortgage loans on real estate	$16,481	$—	$—	$14,690	$14,690
Policy loans	$4,033	$—	$—	$4,349	$4,349
Policyholders’ liabilities: Investment contracts	$1,916	$—	$—	$1,750	$1,750
FHLB funding agreements	$8,505	$—	$8,390	$—	$8,390
FABN funding agreements	$7,095	$—	$6,384	$—	$6,384
Short-term debt (1)	$520	$—	$518	$—	$518
Long-term debt	$3,322	$—	$3,130	$—	$3,130
Separate Accounts liabilities	$10,236	$—	$—	$10,236	$10,236
_____________
(1)As of June 30, 2023 and December 31, 2022, excludes CLO short-term debt of $0 million and $239 million, which is inclusive as fair valued within notes issued by consolidated VIE’s, at fair value using the fair value option.
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
FABCP Funding Agreements
The fair value of Equitable Financial’s FABCP funding agreements are reflective of the notional/par value outstanding.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

8)    LIABILITIES FOR FUTURE POLICYHOLDER BENEFITS
The following table summarizes balances and changes in the liability for future policy benefits for nonparticipating traditional and limited pay contracts for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30, 2023					Six Months Ended June 30, 2022
	Protection Solutions	Individual Retirement	Legacy	Corporate & Other		Protection Solutions	Individual Retirement	Legacy	Corporate & Other
	Term	Payout	Payout	Group Pension	Health	Term	Payout	Payout	Group Pension	Health
	(in millions)
Present Value of Expected Net Premiums
Balance, beginning of period	$2,100	$—	$—	$—	$(5)	$2,485	$—	$—	$—	$22
Beginning balance at original discount rate	2,078	—	—	—	(5)	1,864	—	—	—	19
Effect of changes in cash flow assumptions	8	—	—	—	(1)	—	—	—	—	—
Effect of actual variances from expected experience	4	—	—	—	(6)	62	—	—	—	(12)
Adjusted beginning of period balance	2,090	—	—	—	(12)	1,926	—	—	—	7
Issuances	32	—	—	—	—	45	—	—	—	—
Interest accrual	50	—	—	—	—	48	—	—	—	—
Net premiums collected	(100)	—	—	—	1	(97)	—	—	—	—
Ending Balance at original discount rate	2,072	—	—	—	(11)	1,922	—	—	—	7
Effect of changes in discount rate assumptions	36	—	—	—	—	174	—	—	—	1
Balance, end of period	$2,108	$—	$—	$—	$(11)	$2,096	$—	$—	$—	$8

	Six Months Ended June 30, 2023					Six Months Ended June 30, 2022
	Protection Solutions	Individual Retirement	Legacy	Corporate & Other		Protection Solutions	Individual Retirement	Legacy	Corporate & Other
	Term	Payout	Payout	Group Pension	Health	Term	Payout	Payout	Group Pension	Health
	(Dollars in millions)
Present Value of Expected Future Policy Benefits
Balance, beginning of period	$3,465	$828	$2,689	$523	$1,553	$4,294	$1,114	$2,547	$683	$2,092
Beginning balance of original discount rate	3,391	845	3,024	583	1,795	3,241	883	2,400	632	1,915
Effect of changes in cash flow assumptions	9	—	—	—	(1)	—	—	—	—	—
Effect of actual variances from expected experience	5	—	—	—	(6)	68	—	(2)	—	(13)
Adjusted beginning of period balance	3,405	845	3,024	583	1,788	3,309	883	2,398	632	1,902
Issuances	34	26	473	—	—	47	14	342	—	—
Interest accrual	84	19	44	10	29	83	20	32	11	31
Benefits payments	(183)	(46)	(131)	(34)	(71)	(219)	(51)	(96)	(35)	(84)
Ending Balance at original discount rate	3,340	844	3,410	559	1,746	3,220	866	2,676	608	1,849
Effect of changes in discount rate assumptions	91	(10)	(309)	(56)	(224)	310	36	(233)	(36)	(154)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Six Months Ended June 30, 2023					Six Months Ended June 30, 2022
	Protection Solutions	Individual Retirement	Legacy	Corporate & Other		Protection Solutions	Individual Retirement	Legacy	Corporate & Other
	Term	Payout	Payout	Group Pension	Health	Term	Payout	Payout	Group Pension	Health
	(Dollars in millions)
Balance, end of period	$3,431	$834	$3,101	$503	$1,522	$3,530	$902	$2,443	$572	$1,695
Impact of flooring LFPB at zero	1	—	—	—	—	—	—	—	—	—
Net liability for future policy benefits	$1,324	$834	$3,101	$503	$1,533	$1,437	$902	$2,443	$572	$1,687
Less: Reinsurance recoverable	24	—	(680)	—	(1,217)	14	—	(276)	—	(1,342)
Net liability for future policy benefits, after reinsurance recoverable	$1,348	$834	$2,421	$503	$316	$1,451	$902	$2,167	$572	$345

Weighted-average duration of liability for future policyholder benefits (years)	7.0	9.4	7.8	7.1	8.8	7.5	9.6	8.4	7.2	8.9

The following table reconciles the net liability for future policy benefits and liability of death benefits to the liability for future policy benefits in the consolidated balance sheet as of June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
	(in millions)
Reconciliation
Term	$1,324	$1,365
Individual Retirement - Payout	834	828
Legacy - Payout	3,101	2,689
Group Pension - Benefit Reserve & DPL	503	523
Health	1,533	1,558
UL	1,145	1,109
Subtotal	8,440	8,072
Whole Life Closed Block and Open Block products	5,542	5,664
Other (1)	890	908
Future policyholder benefits total	14,872	14,644
Other policyholder funds and dividends payable	1,914	1,959
Total	$16,786	$16,603
_____________
(1)Primarily consists of Future policy benefits related to Protective Life and Annuity, Assumed Life and Disability, Group Life Run off, Variable Interest Sensitive Life rider and Employee Benefits.
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses related to nonparticipating traditional and limited payment contracts as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(in millions)
Term
Expected future benefit payments and expenses (undiscounted)	$5,918	$6,022
Expected future gross premiums (undiscounted)	7,134	7,273
Expected future benefit payments and expenses (discounted; AOCI basis)	3,431	3,465
Expected future gross premiums (discounted; AOCI basis)	3,875	3,904

Payout - Legacy
Expected future benefit payments and expenses (undiscounted)	4,533	3,947

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	June 30, 2023	December 31, 2022
	(in millions)
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted; AOCI basis)	3,018	2,607
Expected future gross premiums (discounted; AOCI basis)	—	—

Payout
Expected future benefit payments and expenses (undiscounted)	1,446	1,460
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted; AOCI basis)	806	801
Expected future gross premiums (discounted; AOCI basis)	—	—

Group Pension
Expected future benefit payments and expenses (undiscounted)	698	730
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted; AOCI basis)	483	563
Expected future gross premiums (discounted; AOCI basis)	—	—

Health
Expected future benefit payments and expenses (undiscounted)	2,432	2,510
Expected future gross premiums (undiscounted)	91	99
Expected future benefit payments and expenses (discounted; AOCI basis)	1,503	1,533
Expected future gross premiums (discounted; AOCI basis)	$72	$78

The tables below summarize the revenue and interest related to nonparticipating traditional and limited payment contracts for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	Gross Premium		Interest Accretion
	(in millions)
Revenue and Interest Accretion
Term	$140	$137	$34	$35
Payout - Legacy	66	45	44	32
Payout	25	12	20	20
Group Pension	—	—	10	11
Health	4	5	29	31
Total	$235	$199	$137	$129

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The following table provides the weighted average interest rates for the liability for future policy benefits as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Weighted Average Interest Rate
Term
Interest accretion rate	5.6%	5.7%
Current discount rate	5.0%	5.1%
Payout - Legacy
Interest accretion rate	3.8%	3.4%
Current discount rate	5.1%	5.0%
Payout
Interest accretion rate	4.9%	4.9%
Current discount rate	5.1%	5.2%
Group Pension
Interest accretion rate	3.4%	3.4%
Current discount rate	5.0%	5.1%
Health
Interest accretion rate	3.4%	3.3%
Current discount rate	5.2%	5.2%
The following table provides the balance, changes in and the weighted average durations of the additional insurance liabilities for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023	2022
	Protection Solutions
	UL
	(Dollars in millions)
Balance, beginning of period	$1,109	$1,087
Beginning balance before AOCI adjustments	1,135	1,076
Effect of changes in interest rate & cash flow assumptions and model changes	—	5
Effect of actual variances from expected experience	3	7
Adjusted beginning of period balance	1,138	1,088
Interest accrual	25	24
Net assessments collected	36	33
Benefit payments	(30)	(36)
Ending balance before shadow reserve adjustments	1,169	1,109
Effect of reserve adjustment recorded in AOCI	(24)	(16)
Balance, end of period	$1,145	$1,093

Net liability for additional liability	$1,145	$1,093
Less: Reinsurance recoverable	—	—
Net liability for additional liability, after reinsurance recoverable	$1,145	$1,093

Weighted-average duration of additional liability - death benefit (years)	21.4	22.9

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The following tables provides the revenue, interest and weighted average interest rates, related to the additional insurance liabilities for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
	2023	2022	2023	2022
	Assessments		Interest Accretion

Revenue and Interest Accretion
UL	$350	$310	$25	$24
Total	$350	$310	$25	$24

	Six Months Ended June 30,
	2023	2022

Weighted Average Interest Rate
UL	4.5%	4.5%
Interest accretion rate	4.5%	4.5%

The discount rate used for additional insurance liabilities reserve is based on the crediting rate at issue.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

9)    MARKET RISK BENEFITS
The following table presents the balances and changes to the balances for the market risk benefits for the GMxB benefits on deferred variable annuities for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,
	2023				2022
	Individual Retirement	Legacy			Individual Retirement	Legacy
	GMxB Core	GMxB Legacy	Purchased MRB (3)	Net Legacy	GMxB Core	GMxB Legacy	Purchased MRB (3)	Net Legacy
	(in millions)
Balance, beginning of period	$317	$14,082	$(10,669)	$3,413	$498	$16,931	$(12,507)	$4,424
Balance BOP before changes in the instrument specific credit risk	550	15,599	(10,570)	5,029	540	17,901	(12,441)	5,460
Model changes and effect of changes in cash flow assumptions	—	—	—	—	—	—	—	—
Actual market movement effect	(119)	(636)	315	(321)	674	2,562	(1,015)	1,547
Interest accrual	20	194	(134)	60	12	179	(103)	76
Attributed fees accrued (1)	111	209	(58)	151	109	219	(61)	158
Benefit payments	(12)	(344)	185	(159)	(8)	(282)	152	(130)
Actual policyholder behavior different from expected behavior	5	(7)	(8)	(15)	4	26	(25)	1
Changes in future economic assumptions	(202)	(873)	443	(430)	(553)	(2,870)	1,870	(1,000)
Issuances	(2)	—	—	—	1	—	—	—
Balance EOP before changes in the instrument-specific credit risk	351	14,142	(9,827)	4,315	779	17,735	(11,623)	6,112
Changes in the instrument-specific credit risk (2)	(220)	(1,422)	(96)	(1,518)	(365)	(2,027)	(102)	(2,129)
Balance, end of period	$131	$12,720	$(9,923)	$2,797	$414	$15,708	$(11,725)	$3,983

Weighted-average age of policyholders (years)	64.0	72.8	72.3	N/A	63.0	72.2	71.8	N/A
Net amount at risk	$3,165	$22,195	$11,821	N/A	$3,181	$22,421	$11,946	N/A

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Six Months Ended June 30,
	2023				2022
	Individual Retirement	Legacy			Individual Retirement	Legacy
	GMxB Core	GMxB Legacy	Purchased MRB (3)	Net Legacy	GMxB Core	GMxB Legacy	Purchased MRB (3)	Net Legacy
	(in millions)
Balance, beginning of period	$530	$14,699	$(10,415)	$4,284	$1,061	$20,236	$(14,059)	$6,177
Balance BOP before changes in the instrument specific credit risk	529	15,314	(10,358)	4,956	666	19,719	(14,051)	5,668
Model changes and effect of changes in cash flow assumptions	—	—	—	—	—	(87)	29	(58)
Actual market movement effect	(330)	(1,380)	702	(678)	1,002	3,660	(1,414)	2,246
Interest accrual	38	391	(287)	104	17	283	(164)	119
Attributed fees accrued (1)	206	418	(141)	277	201	438	(147)	291
Benefit payments	(24)	(686)	370	(316)	(13)	(533)	288	(245)
Actual policyholder behavior different from expected behavior	12	14	(26)	(12)	5	59	(40)	19
Changes in future economic assumptions	(77)	71	(87)	(16)	(1,095)	(5,804)	3,876	(1,928)
Issuances	(3)	—	—	—	(4)	—	—	—
Balance EOP before changes in the instrument-specific credit risk	351	14,142	(9,827)	4,315	779	17,735	(11,623)	6,112
Changes in the instrument-specific credit risk (2)	(220)	(1,422)	(96)	(1,518)	(365)	(2,027)	(102)	(2,129)
Balance, end of period	$131	$12,720	$(9,923)	$2,797	$414	$15,708	$(11,725)	$3,983

Weighted-average age of policyholders (years)	64.0	72.8	72.3	N/A	63.0	72.2	71.8	N/A
Net amount at risk	$3,165	$22,195	$11,821	N/A	$3,181	$22,421	$11,946	N/A
_____________
(1)Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)Changes are recorded in OCI except for reinsurer credit which is reflected in the income statement.
(3)Purchased MRB is the impact of non-affiliated reinsurance.
The following table reconciles market risk benefits by the amounts in an asset position and amounts in a liability position to the market risk amounts in the consolidated balance sheet as of June 30, 2023 and December 31, 2022.

	June 30, 2023					December 31, 2022
	Direct Asset	Direct Liability	Net Direct MRB	Purchased MRB	Total	Direct Asset	Direct Liability	Net Direct MRB	Purchased MRB	Total
	(in millions)
Individual Retirement
GMxB Core	$(599)	$729	$131	$—	$131	$(387)	$917	$530	$—	$530
Legacy Segment
GMxB Legacy	(120)	12,840	12,720	(9,923)	2,797	(51)	14,749	14,699	(10,412)	4,287
Other (1)	(58)	73	14	(8)	6	(52)	100	47	(11)	36
Total	$(777)	$13,642	$12,865	$(9,931)	$2,934	$(490)	$15,766	$15,276	$(10,423)	$4,853
______________
(1)Other primarily includes Individual EQUI-VEST MRB.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

10)     POLICYHOLDER ACCOUNT BALANCES
The following table summarizes the balances and changes in policyholder’s account balances for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023
	Protection Solutions		Legacy	Individual Retirement			Group Retirement
	Universal Life	Variable Universal Life	GMxB Legacy	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum
	(in millions)
Balance, beginning of period	$5,340	$4,909	$688	$69	$35,702	$2,652	$12,045	$702
Issuances	—	—	—	—	—	—	—	—
Premiums received	359	75	42	114	1	19	317	35
Policy charges	(384)	(128)	20	4	(3)	—	(3)	—
Surrenders and withdrawals	(38)	(23)	(47)	(17)	(1,323)	(178)	(821)	(71)
Benefit payments	(128)	(60)	(52)	(1)	(121)	(40)	(35)	(3)
Net transfers from (to) separate account	—	(64)	2	(103)	4,562	3	146	(12)
Interest credited (2)	110	109	13	3	4,267	38	210	6
Other	—	—	—	—	—	3	11	—
Balance, end of period	$5,259	$4,818	$666	$69	$43,085	$2,497	$11,870	$657

Weighted-average crediting rate	3.67%	3.81%	2.71%	1.57%	N/A	3.04%	2.52%	2.33%
Net amount at risk (3)	$36,505	$114,554	$22,195	$3,165	$11	$118	$24	$—
Cash surrender value	$3,463	$3,230	$630	$289	$39,238	$2,490	$11,782	$657
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Six Months Ended June 30, 2022
	Protection Solutions		Legacy	Individual Retirement			Group Retirement
	Universal Life	Variable Universal Life	GMxB Legacy	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum
	(in millions)
Balance, beginning of period	$5,462	$4,807	$745	$112	$33,443	$2,784	$11,951	$704
Issuances	—	—	—	—	—	—	—	—
Premiums received	369	83	31	109	1	26	303	40
Policy charges	(396)	(118)	17	(12)	—	—	(3)	—
Surrenders and withdrawals	(48)	(12)	(31)	(16)	(1,380)	(87)	(383)	(66)
Benefit payments	(98)	(49)	(51)	(1)	(102)	(30)	(36)	(1)
Net transfers from (to) separate account	—	90	9	(104)	3,739	21	194	42
Interest credited (2)	112	74	15	3	(3,582)	41	86	8
Other	—	—	—	—	—	—	—	—
Balance, end of period	$5,401	$4,875	$735	$91	$32,119	$2,755	$12,112	$727

Weighted-average crediting rate	3.67%	3.70%	2.71%	1.05%	N/A	2.93%	2.56%	2.03%
Net amount at risk (3)	$38,756	$114,463	$22,421	$3,181	$97	$142	$157	$—
Cash surrender value	$3,508	$3,396	$711	$305	$29,148	$2,746	$12,030	$726
______________
(1)SCS sales are recorded as a Separate Account liability until they are swept into the General Account. This sweep is recorded as Net Transfers from (to) separate account.
(2)SCS and EQUI-VEST includes amounts related to the change in embedded derivative.
(3)For life insurance products, the net amount at risk is death benefit less account value for the policyholder. For variable annuity products, the net amount at risk is the maximum GMxB NAR for the policyholder.
The following table reconciles the policyholders account balances to the policyholders’ account balance liability in the consolidated balance sheet as of June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
	(in millions)
Policyholders’ account balance reconciliation
Protection Solutions
Universal Life	$5,259	$5,340
Variable Universal Life	4,818	4,909
Legacy Segment
GMxB Legacy	666	688
Individual Retirement
GMxB Core	69	69
SCS	43,085	35,702
EQUI-VEST Individual	2,497	2,652
Group Retirement
EQUI-VEST Group	11,870	12,045
Momentum	657	702
Other (1)	6,392	6,118
Balance (exclusive of Funding Agreements)	75,313	68,225
Funding Agreements	16,282	15,641
Balance, end of period	$91,595	$83,866
_____________
(1)Primarily reflects products, IR Payout, IR Other, Indexed Universal Life, Investment Edge, Group Pension, Closed Block and Corporate and Other other.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The following table presents the account values by range of guaranteed minimum crediting rates and the related range of the difference in basis points, between rates being credited policyholders and the respective guaranteed minimums as of June 30, 2023 and December 31, 2022.

June 30, 2023
Product (1)	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)
Protection Solutions
Universal Life	0.00% - 1.50%	$—	$—	$3	$2	$5
	1.51% - 2.50%	122	69	645	201	1,037
	Greater than 2.50%	3,539	643	—	—	4,182
	Total	$3,661	$712	$648	$203	$5,224

Variable Universal Life	0.00% - 1.50%	$20	$45	$25	$4	$94
	1.51% - 2.50%	263	298	3	—	564
	Greater than 2.50%	3,729	—	2	5	3,736
	Total	$4,012	$343	$30	$9	$4,394
Legacy Segment
GMxB Legacy	0.00% - 1.50%	$83	$16	$—	$—	$99
	1.51% - 2.50%	24	—	—	—	24
	Greater than 2.50%	507	—	—	—	507
	Total	$614	$16	$—	$—	$630
Individual Retirement
GMxB Core	0.00% - 1.50%	$14	$215	$—	$—	$229
	1.51% - 2.50%	13	—	—	—	13
	Greater than 2.50%	57	—	—	—	57
	Total	$84	$215	$—	$—	$299

EQUI-VEST Individual	0.00% - 1.50%	$53	$231	$—	$—	$284
	1.51% - 2.50%	45	—	—	—	45
	Greater than 2.50%	2,167	—	—	—	2,167
	Total	$2,265	$231	$—	$—	$2,496

SCS	Products with either a fixed rate or no guaranteed minimum	N/A	N/A	N/A	N/A	N/A
Group Retirement
EQUI-VEST Group	0.00% - 1.50%	$804	$2,290	$36	$362	$3,492
	1.51% - 2.50%	332	—	—	—	332
	Greater than 2.50%	6,986	—	—	—	6,986
	Total	$8,122	$2,290	$36	$362	$10,810

Momentum	0.00% - 1.50%	$—	$13	$350	$57	$420
	1.51% - 2.50%	159	1	—	—	160
	Greater than 2.50%	72	—	5	—	77
	Total	$231	$14	$355	$57	$657

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

December 31, 2022
Product (1)	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)
Protection Solutions
Universal Life	0.00% - 1.50%	$—	$—	$5	$1	$6
	1.51% - 2.50%	181	197	605	47	1,030
	Greater than 2.50%	3,615	657	—	—	4,272
	Total	$3,796	$854	$610	$48	$5,308

Variable Universal Life	0.00% - 1.50%	$30	$40	$7	$1	$78
	1.51% - 2.50%	485	53	—	—	538
	Greater than 2.50%	3,900	—	2	—	3,902
	Total	$4,415	$93	$9	$1	$4,518
Legacy Segment
GMxB Legacy	0.00% - 1.50%	$386	$—	$—	$—	$386
	1.51% - 2.50%	560	—	—	—	560
	Greater than 2.50%	35	—	—	—	35
	Total	$981	$—	$—	$—	$981
Individual Retirement
GMxB Core	0.00% - 1.50%	$289	$—	$—	$—	$289
	1.51% - 2.50%	14	—	—	—	14
	Greater than 2.50%	—	—	—	—	—
	Total	$303	$—	$—	$—	$303

EQUI-VEST Individual	0.00% - 1.50%	$345	$—	$—	$—	$345
	1.51% - 2.50%	46	—	—	—	46
	Greater than 2.50%	2,199	—	62	—	2,261
	Total	$2,590	$—	$62	$—	$2,652

SCS	Products with either a fixed rate or no guaranteed minimum	N/A	N/A	N/A	N/A	N/A
Group Retirement
EQUI-VEST Group	0.00% - 1.50%	$109	$5	$366	$3,112	$3,592
	1.51% - 2.50%	11	2	889	—	902
	Greater than 2.50%	6,949	21	330	—	7,300
	Total	$7,069	$28	$1,585	$3,112	$11,794

Momentum	0.00% - 1.50%	$15	$301	$122	$7	$445
	1.51% - 2.50%	178	1	—	—	179
	Greater than 2.50%	73	—	5	—	78
	Total	$266	$302	$127	$7	$702

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Separate Account - Summary
The following table presents the balances of and changes in separate account liabilities for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30, 2023
	Protection Solutions	Legacy	Individual Retirement			Group Retirement
	VUL	GMxB Legacy	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum
	(in millions)
Balance, beginning of period	$13,187	$32,616	$27,772	$4,161	$3,798	$22,393	$3,885
Premiums and deposits	573	110	698	49	470	1,116	332
Policy charges	(278)	(340)	(245)	(1)	—	(8)	(10)
Surrenders and withdrawals	(282)	(1,324)	(1,227)	(197)	(198)	(744)	(364)
Benefit payments	(49)	(382)	(120)	(27)	(24)	(28)	(5)
Investment performance (1)	1,687	3,392	2,144	538	326	2,850	452
Net transfers from (to) general account	64	(2)	103	(3)	(257)	(144)	11
Other charges (2)	—	—	—	4	—	25	—
Balance, end of period	$14,902	$34,070	$29,125	$4,524	$4,115	$25,460	$4,301

Cash surrender value	$14,561	$33,792	$28,276	$4,491	$4,023	$25,210	$4,295
_____________
(1)Investment performance is reflected net of M&E fees.
(2)EQUI-VEST Individual and EQUI-VEST Group for the six months ending June 30, 2023, amounts reflect a total special payment applied to the accounts of active clients as part of a previously disclosed settlement agreement between Equitable Financial Life Insurance Company and the Securities & Exchange Commission.

	Six Months Ended June 30, 2022
	Protection Solutions	Legacy	Individual Retirement			Group Retirement
	VUL	GMxB Legacy	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum
	(in millions)
Balance, beginning of period	$16,405	$44,912	$35,288	$5,583	$4,287	$27,509	$4,975
Premiums and deposits	557	118	763	66	530	1,089	331
Policy charges	(270)	(351)	(239)	(1)	—	(8)	(10)
Surrenders and withdrawals	(201)	(1,431)	(1,257)	(164)	(145)	(680)	(347)
Benefit payments	(64)	(364)	(123)	(28)	(17)	(32)	(6)
Investment performance (1)	(3,362)	(8,666)	(6,054)	(1,193)	(780)	(5,897)	(978)
Net transfers from (to) general account	(90)	(9)	104	(21)	(158)	(194)	(42)
Balance, end of period	$12,975	$34,209	$28,482	$4,242	$3,717	$21,787	$3,923

Cash surrender value	$12,695	$33,920	$27,569	$4,212	$3,623	$21,555	$3,917
______________
(1)    Investment performance is reflected net of M&E fees.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The following table reconciles the separate account liabilities to the separate account liability balance in the consolidated balance sheet as of June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
	(in millions)
Separate Account Reconciliation
Protection Solutions
Variable Universal Life	$14,902	$13,187
Legacy Segment
GMxB Legacy	34,070	32,616
Individual Retirement
GMxB Core	29,125	27,772
EQUI-VEST Individual	4,524	4,161
Investment Edge	4,115	3,798
Group Retirement
EQUI-VEST Group	25,460	22,393
Momentum	4,301	3,885
Other (1)	7,401	7,041
Total	$123,898	$114,853
______________
(1)Primarily reflects Corporate and Other products and Group Retirement products including Association and Group Retirement Other.
The following table presents the aggregate fair value of Separate Account assets by major asset category as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Protection Solutions	Individual Retirement	Group Retirement	Corp & Other	Legacy Segment	Total
	(in millions)
Asset Type
Debt securities	$58	$1	$17	$9	$—	$85
Common Stock	61	33	472	1,770	—	2,336
Mutual Funds	15,254	39,085	31,131	725	34,084	120,279
Bonds and Notes	98	3	1	1,096	—	1,198
Total	$15,471	$39,122	$31,621	$3,600	$34,084	$123,898

	December 31, 2022
	Protection Solutions	Individual Retirement	Group Retirement	Corp & Other	Legacy Segment	Total
	(in millions)
Asset Type
Debt securities	$58	$1	$17	$8	$—	$84
Common Stock	41	32	430	1,686	—	2,189
Mutual Funds	13,498	36,860	27,639	773	32,625	111,395
Bonds and Notes	119	3	1	1,062	—	1,185
Total	$13,716	$36,896	$28,087	$3,529	$32,625	$114,853
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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
Net Periodic Pension Expense
Components of net periodic pension expense for the Company’s plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Service cost	$2	$2	$4	$4
Interest cost	31	14	62	28
Expected return on assets	(39)	(40)	(78)	(79)
Prior period service cost amortization	(1)	(1)	(1)	(1)
Actuarial (gain) loss	—	—	—	1
Net amortization	9	20	18	40
Net Periodic Pension Expense	$2	$(5)	$5	$(7)
12)    INCOME TAXES
Income tax expense for the three and six months ended June 30, 2023 and 2022 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
During the fourth quarter of 2022, the Company established a valuation allowance of $1.6 billion against its deferred tax asset related to unrealized capital losses in the available for sale securities portfolio. Adjustments to the valuation allowance due to changes in the portfolio’s unrealized capital loss are recorded in other comprehensive income. For the three months ended March 31, 2023, and June 30, 2023, the Company recorded a decrease to the valuation allowance of $341 million and an increase to the valuation allowance of $138 million, respectively, in other comprehensive income.
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Adjustments to the valuation allowance due to new facts or evidence are recorded in net income. During the three months ended March 31, 2023, the Company had increased its available liquidity and recorded a decrease to the valuation allowance of $614 million in net income. During the three months ended June 30, 2023, management continued to increase borrowing capacity and available liquidity. The Company now has the ability and intent to hold the underlying securities in its available for sale portfolio to recovery to the extent that additional deferred tax asset would be realized. Based on all available evidence, as of June 30, 2023, the Company concluded that approximately three quarters of the deferred tax asset related to unrealized tax capital losses is more-likely-than-not to be realized and a full valuation allowance is not necessary. For the three months and six months ended June 30, 2023, the Company recorded decreases to the valuation allowance of $376 million and $990 million, respectively, in net income. A valuation allowance of $376 million remains against the portion of the deferred tax asset that is still not more-likely-than-not to be realized.
The Company uses the aggregate portfolio approach related to the stranded or disproportionate income tax effects in accumulated other comprehensive income related to available for sale securities. Under this approach, the disproportionate tax effect remains intact as long as the investment portfolio remains.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

13)    EQUITY
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows:

	June 30, 2023			December 31, 2022
Series	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
Series A	32,000	32,000	32,000	32,000	32,000	32,000
Series B	20,000	20,000	20,000	20,000	20,000	20,000
Series C	12,000	12,000	12,000	12,000	12,000	12,000
Total	64,000	64,000	64,000	64,000	64,000	64,000

Dividends declared per share were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Series A dividends declared	$328	$328	$656	$656
Series B dividends declared	$619	$619	$619	$619
Series C dividends declared	$269	$269	$538	$538
Common Stock
Dividends declared per share of common stock were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Dividends declared	$0.22	$0.20	$0.42	$0.38

Share Repurchase
On February 9, 2022, the Company’s Board of Directors authorized a new $1.2 billion share repurchase program. Under this program, the Company may, from time to time purchase shares of its common stock through various means. The Company may choose to suspend or discontinue the repurchase program at any time. The repurchase program does not obligate the Company to purchase any particular number of shares. On February 9, 2023, the Company’s Board of Directors authorized a new $700 million share repurchase program. Under this program, the Company may, from time to time, purchase shares of its common stock through various means. The Company may choose to suspend or discontinue the repurchase program at any time. The repurchase program does not obligate the Company to purchase any particular number of shares. As of June 30, 2023, Holdings had authorized capacity of approximately $629 million remaining in its share repurchase program.
Holdings repurchased a total of 8.9 million, 7.6 million, 16.2 million and 16.2 million shares of its common stock at an average price of $25.33, $28.90, $27.19, and $30.81 through open market repurchases, ASRs and privately negotiated transactions during the three and six months ended June 30, 2023 and 2022, respectively.
During the three and six months ended June 30, 2023 and 2022, Holdings repurchased 3.6 million, 0.0 million, 8.1 million and 7.9 million shares of its common stock through open market repurchases.
Accelerated Share Repurchase Agreement
In June 2023, Holdings entered into an ASR with a third-party financial institution to repurchase an aggregate of $75 million of Holdings’ common stock. Pursuant to the ASR, Holdings made a pre-payment of $75 million and received initial delivery of 2.4 million Holdings’ shares. The ASR terminated in July 2023, at which time an additional 369,000 shares of common stock were received.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

In April 2023, Holdings entered into an ASR with a third-party financial institution to repurchase an aggregate of $75 million of Holdings’ common stock. Pursuant to the ASR, Holdings made a pre-payment of $75 million and received initial delivery of 2.4 million Holdings’ shares. The ASR terminated in May 2023, at which time an additional 598,000 shares of common stock were received.
In January 2023, Holdings entered into an ASR with a third-party financial institution to repurchase an aggregate of $75 million of Holdings’ common stock. Pursuant to the ASR, Holdings made a pre-payment of $75 million and received initial delivery of 2 million Holdings’ shares. The ASR terminated in March 2023, at which time an additional 424,000 shares of common stock were received.
Accumulated Other Comprehensive Income (Loss)
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances as of June 30, 2023 and December 31, 2022 follow:

	June 30,	December 31,
	2023	2022
	(in millions)
Unrealized gains (losses) on investments	$(8,537)	$(9,324)
Market risk benefits - instrument-specific credit risk component	1,745	668
Liability for future policy benefits - current discount rate component	307	355
Defined benefit pension plans	(622)	(650)
Foreign currency translation adjustments	(80)	(91)
Total accumulated other comprehensive income (loss)	(7,187)	(9,042)
Less: Accumulated other comprehensive income (loss) attributable to noncontrolling interest	(45)	(50)
Accumulated other comprehensive income (loss) attributable to Holdings	$(7,142)	$(8,992)

The components of OCI, net of taxes for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$(700)	$(4,654)	$871	$(9,734)
(Gains) losses reclassified into net income (loss) during the period (1)	37	169	100	433
Net unrealized gains (losses) on investments	(663)	(4,485)	971	(9,301)
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	39	132	31	271
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $(332), $(1,157), $9 and $(2,401))	(624)	(4,353)	1,002	(9,030)
Change in LFPB discount rate and MRB credit risk, net of tax
Market risk benefits - change in instrument-specific credit risk (net of deferred income tax expense (benefit) of $(23), $299, $226 and $718)	(87)	1,126	851	2,699
Liability for future policy benefits - change in current discount rate (net of deferred income tax expense (benefit) of $20, $102, $(10) and $225)	74	385	(38)	847
Change in defined benefit plans:
Reclassification to Net income (loss) of amortization of net prior service credit included in net periodic cost (3)	9	2	29	45
Change in defined benefit plans (net of deferred income tax expense (benefit) of $(2), $0, $(7), and $(9))	9	2	29	45
Foreign currency translation adjustments:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Foreign currency translation gains (losses) arising during the period	5	(33)	11	(45)
Foreign currency translation adjustment	5	(33)	11	(45)
Total other comprehensive income (loss), net of income taxes	(623)	(2,873)	1,855	(5,484)
Less: Other comprehensive income (loss) attributable to noncontrolling interest	3	(12)	5	(16)
Other comprehensive income (loss) attributable to Holdings	$(626)	$(2,861)	$1,850	$(5,468)
______________
(1)See “Reclassification adjustment” in Note 3 of the Notes to these Consolidated Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of $(10) million, $(45) million, $(26) million and $(115) million for the three and six months ended June 30, 2023 and 2022, respectively.
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
Holdings Senior Notes Repayment
On April 20, 2018, Holdings issued $800 million aggregate principal amount of 3.9% Senior Notes due 2023. During 2021 Holdings made a principal pre-payment of $280 million on the 3.9% Senior Notes. The remaining balance was paid in full on the due date of April 20, 2023.
15)    REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests are presented in the table that follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Balance, beginning of period	$613	$386	$455	$468
Net earnings (loss) attributable to redeemable noncontrolling interests	6	(29)	18	(56)
Purchase/change of redeemable noncontrolling interests	(88)	(9)	58	(64)
Balance, end of period	$531	$348	$531	$348

16)    COMMITMENTS AND CONTINGENT LIABILITIES

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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
For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of June 30, 2023, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $250 million.
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
In February 2016, a lawsuit was filed in the Southern District of New York entitled Brach Family Foundation, Inc. v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action brought on behalf of all owners of UL policies subject to Equitable Financial’s COI rate increase. In early 2016, Equitable Financial raised COI rates for certain UL policies issued between 2004 and 2008, which had both issue ages 70 and above and a current face value amount of $1 million and above. A second putative class action was filed in the District of Arizona in 2017 and consolidated with the Brach matter in federal court in New York. The consolidated amended class action complaint alleged the following claims: breach of contract; misrepresentations in violation of Section 4226 of the New York Insurance Law; violations of New York General Business Law Section 349; and violations of the California Unfair Competition Law, and the California Elder Abuse Statute. Plaintiffs sought: (a) compensatory damages, costs, and, pre- and post-judgment interest; (b) with respect to their claim concerning Section 4226, a penalty in the amount of premiums paid by the plaintiffs and the putative class; and (c) injunctive relief and attorneys’ fees in connection with their statutory claims. In August 2020, the federal district court issued a decision certifying nationwide breach of contract and Section 4226 classes, and a New York State Section 349 class. Owners of a substantial number of policies opted out of the Brach class action. Most opt-out policies are not yet the subject of litigation. Others filed suit

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

previously including three individual federal actions that have been coordinated with the Brach action and contain similar allegations along with additional allegations for violations of state consumer protection statutes and common law fraud. In May 2023, the Brach class action and Equitable Financial informed the federal district court that they had mutually agreed to settle the class action. In June 2023, the federal district court entered an order of preliminary approval of the settlement agreement and scheduled a final approval hearing for October 2023. Equitable Financial is fully accrued for the class settlement, which will have no impact on earnings or cash. Beginning October 30, 2023, the federal district court will hold one consolidated trial for the remaining three coordinated individual actions still pending before the federal district court. Equitable Financial has commenced settlement discussions with those individual plaintiffs in the coordinated actions. No assurances can be given about the outcome of those settlement discussions. Equitable Financial has settled other actual and threatened litigations challenging the COI increase by individual policy owners and one entity that invested in numerous policies purchased in the life settlement market.
Finally, two actions are also pending against Equitable Financial in New York state court. In July 2022, the trial court in one of the New York state court actions, Hobish v. AXA Equitable Life Insurance Company, granted in significant part Equitable Financial’s motion for summary judgment and denied plaintiff’s cross motion. That plaintiff appealed but its appeal was denied by the state appellate court. Equitable Financial is vigorously defending each of these matters.
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
Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. Equitable Financial has purchased FHLB stock of $413 million and pledged collateral with a carrying value of $10.3 billion as of June 30, 2023.

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
Change in FHLB Funding Agreements during the Six Months Ended June 30, 2023

	Outstanding Balance at December 31, 2022	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at June 30, 2023
	(in millions)
Short-term funding agreements:
Due in one year or less	$6,130	$30,052	$(29,678)	$183	$—	$6,687
Long-term funding agreements:
Due in years two through five	1,679	—	—	(172)	—	1,507
Due in more than five years	692	—	—	—	(11)	681
Total long-term funding agreements	2,371	—	—	(172)	(11)	2,188
Total funding agreements (1)	$8,501	$30,052	$(29,678)	$11	$(11)	$8,875
_____________
(1)The $3 million and $4 million difference between the funding agreements carrying value shown in fair value table for June 30, 2023 and December 31, 2022, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.

Funding Agreement-Backed Notes Program (“FABN”)
Under the FABN program, Equitable Financial may issue funding agreements in U.S. dollar or other foreign currencies to a Delaware special purpose statutory trust (the “Trust”) in exchange for the proceeds from issuances of fixed and floating rate medium-term marketable notes issued by the Trust from time to time (the “Trust Notes”). The funding agreements have matching interest, maturity and currency payment terms to the applicable Trust Notes. The Company hedges the foreign currency exposure of foreign currency denominated funding agreements using cross currency swaps as discussed in Note 4 of the Notes to these Consolidated Financial Statements. As of June 30, 2023, the maximum aggregate principal amount of Trust Notes permitted to be outstanding at any one time is $10.0 billion. Funding agreements issued to the Trust, including any foreign currency transaction adjustments, are reported in policyholders’ account balances in the consolidated balance sheets. Foreign currency transaction adjustments to policyholder’s account balances are recognized in net income (loss) as an adjustment to interest credited to policyholders’ account balances and are offset in interest credited to policyholders’ account balances by a release of AOCI from deferred changes in fair value of designated and qualifying cross currency swap cash flow hedges. The table below summarizes Equitable Financial’s activity of funding agreements under the FABN program.
Change in FABN Funding Agreements during the Six Months Ended June 30, 2023

	Outstanding Balance at December 31, 2022	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Foreign Currency Transaction Adjustment	Outstanding Balance at June 30, 2023
	(in millions)
Short-term funding agreements:
Due in one year or less	$1,500	$—	$(1,000)	$—	$—	$—	$500
Long-term funding agreements:
Due in years two through five	4,000	671	—	—	1,285	20	5,976
Due in more than five years	1,585	—	—	—	(1,285)	—	300
Total long-term funding agreements	5,585	671	—	—	—	20	6,276
Total funding agreements (1)	$7,085	$671	$(1,000)	$—	$—	$20	$6,776

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

_____________
(1)The $29 million and $66 million difference between the funding agreements notional value shown and carrying value table as of June 30, 2023 and December 31, 2022, respectively, reflects the remaining amortization of the issuance cost of the funding agreements and the foreign currency transaction adjustment.

Funding Agreement-Backed Commercial Paper Program
In May 2023, Equitable Financial and Equitable America established a funding agreement-backed commercial paper program (the “FABCP Program”), pursuant to which a special purpose limited liability company (the “SPLLC”) may issue commercial paper and deposit the proceeds with Equitable Financial or Equitable America pursuant to a funding agreement issued by Equitable Financial or Equitable America to the SPLLC. The current maximum aggregate principal amount permitted to be outstanding at any one time under the FABCP Program is $3.0 billion for Equitable Financial and $1.0 billion for Equitable America. As of June 30, 2023, Equitable Financial and Equitable America had $590 million and $0 outstanding under the program, respectively.
Credit Facilities
For information regarding activity pertaining to our credit facilities arrangements, see Note 14 of the Notes to these Consolidated Financial Statements.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of June 30, 2023, these arrangements include commitments by the Company to provide equity financing of $1.3 billion to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.
The Company had $17 million of undrawn letters of credit related to reinsurance as of June 30, 2023. The Company had $827 million of commitments under existing mortgage loan agreements as of June 30, 2023.
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
•Other adjustments, which primarily include restructuring costs related to severance and separation, lease write-offs related to non-recurring restructuring activities, COVID-19 related impacts, net derivative gains (losses) on certain Non-GMxB derivatives, net investment income from certain items including consolidated VIE investments, seed capital mark-to-market adjustments, unrealized gain/losses and realized capital gains/losses from sales or disposals of select securities, certain legal accruals; and a bespoke deal to repurchase UL policies from one entity that had invested in numerous policies purchased in the life settlement market, which disposed of the risk of additional COI litigation by that entity related to those UL policies; and
•Income tax expense (benefit) related to the above items and non-recurring tax items, which includes the effect of uncertain tax positions for a given audit period and a decrease of deferred tax valuation allowance.
The General Account investment portfolio is used to support the insurance and annuity liabilities of our Individual Retirement, Group Retirement, Protection Solutions and Legacy business segments.
Revenues derived from any customer did not exceed 10% of revenues for the three and six months ended June 30, 2023 and 2022.
The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The table below presents operating earnings (loss) by segment and Corporate and Other and a reconciliation to net income (loss) attributable to Holdings for the three and six months ended June 30, 2023 and 2022, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Net income (loss) attributable to Holdings	$759	$967	$936	$1,497
Adjustments related to:
Variable annuity product features	(65)	(1,031)	796	(1,647)
Investment (gains) losses	56	231	143	557
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	9	19	18	38
Other adjustments (1)	62	177	107	405
Income tax expense (benefit) related to above adjustments	(13)	127	(223)	136
Non-recurring tax items (3)	(367)	3	(972)	6
Non-GAAP Operating Earnings	$441	$493	$805	$992

Operating earnings (loss) by segment:
Individual Retirement	$234	$186	$434	$389
Group Retirement	$107	$111	$196	$255
Investment Management and Research	$99	$101	$198	$237
Protection Solutions	$24	$110	$(11)	$107
Wealth Management	$42	$24	$74	$56
Legacy	$45	$57	$105	$120
Corporate and Other (2)	$(110)	$(96)	$(191)	$(172)
______________
(1)Includes certain legal accruals related to the COI litigation of $35 million, $107 million, $35 million and $166 million for the three and six months ended June 30, 2023 and 2022, respectively. Includes policyholder benefit costs of $75 million for the six months ended June 30, 2022 stemming from a deal to repurchase UL policies from one entity that had invested in numerous policies purchased in the life settlement market.
(2)Includes interest expense and financing fees of $57 million, $52 million, $119 million and $105 million for the three and six months ended June 30, 2023 and 2022, respectively.
(3)For the three and six months ended June 30, 2023, non-recurring tax items reflect primarily the effect of uncertain tax positions for a given audit period and a decrease of the deferred tax valuation allowance of $376 million and $990 million.
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
•Other adjustments, which primarily includes net derivative gains (losses) on certain Non-GMxB derivatives and net investment income from certain items including consolidated VIE investments, seed capital mark-to-market adjustments and unrealized gain/losses associated with equity securities. The table below presents segment revenues for the three and six months ended June 30, 2023 and 2022.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Segment revenues:
Individual Retirement (1)	$647	$471	$1,235	$978
Group Retirement (1)	267	298	504	633
Investment Management and Research (2) (4)	1,000	1,003	2,009	2,138
Protection Solutions (1)	784	789	1,551	1,598
Wealth Management (3)	391	368	753	744
Legacy (1)	203	199	409	414
Corporate and Other (1) (4)	262	200	543	423
Eliminations	(218)	(196)	(398)	(395)

Adjustments related to:
Variable annuity product features	65	1,031	(796)	1,647
Investment gains (losses), net	(56)	(231)	(143)	(557)
Other adjustments to segment revenues	(968)	758	(933)	213
Total revenues	$2,377	$4,690	$4,734	$7,836
______________
(1)Includes investment expenses charged by AB of $31 million, $27 million, $69 million and $54 million for the three and six months ended June 30, 2023 and 2022, respectively, for services provided to the Company.
(2)Inter-segment investment management and other fees of $37 million, $34 million, $80 million and $67 million for the three and six months ended June 30, 2023 and 2022, respectively, are included in segment revenues of the Investment Management and Research segment.
(3)Inter-segment distribution fees of $193 million, $190 million, $368 million and $383 million for the three and six months ended June 30, 2023 and 2022, respectively, are included in segment revenues of the Wealth Management segment.
(4)Includes interest expense charged to AB of $10 million, $0 million, $19 million and $0 million for the three and six months ended June 30, 2023 and 2022, respectively.
The table below presents total assets by segment as of June 30, 2023 and 2022:

	June 30, 2023	December 31, 2022
	(in millions)
Total assets by segment:
Individual Retirement	$83,173	$77,641
Group Retirement	45,969	42,421
Investment Management and Research	11,397	12,633
Protection Solutions	37,111	37,224
Wealth Management	208	137
Legacy	49,797	48,231
Corporate and Other	41,351	34,415
Total assets	$269,006	$252,702

18)    INSURANCE GROUP STATUTORY FINANCIAL INFORMATION

In May 17, 2023, Equitable Financial entered into a reinsurance agreement (the “Reinsurance Treaty”) with its affiliate, Equitable America, effective April 1, 2023. Pursuant to the Reinsurance Treaty, virtually all of Equitable Financial’s net retained General Account liabilities, including all of its net retained liabilities relating to the living benefit and death riders related to (i) its variable annuity contracts issued outside the State of New York prior to October 1, 2022 (and with respect to its EQUI-VEST variable annuity contracts, issued outside the State of New York prior to February 1, 2023) and (ii) certain universal life insurance policies issued outside the State of New York prior

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

to October 1, 2022, were reinsured to Equitable America on a coinsurance funds withheld basis. In addition, all of the Separate Accounts liabilities relating to such variable annuity contracts were reinsured to Equitable America on a modified coinsurance basis. Equitable America’s obligations under the Reinsurance Treaty are secured through Equitable Financial’s retention of certain assets supporting the reinsured liabilities. This reinsurance treaty has no impact to the consolidated financial statements of the Company. The New York Department of Financial Services (the “NYDFS”) and the Arizona Department of Insurance and Financial Institutions each approved the Reinsurance Treaty.
Prescribed and Permitted Accounting Practices
As of June 30, 2023, the following three prescribed and permitted practices resulted in net income (loss) and capital and surplus that is different from the statutory surplus that would have been reported had NAIC statutory accounting practices been applied.
Equitable Financial was granted a permitted practice by the NYDFS to apply SSAP 108, Derivatives Hedging Variable Annuity Guarantees on a retroactive basis from January 1, 2021 through June 30, 2021, after reflecting the impacts of our reinsurance transaction with Venerable. The permitted practice was amended to also permit Equitable Financial to adopt SSAP 108 prospectively as of July 1, 2021 and to consider the impact of both the interest rate derivatives and the general account assets used to fully hedge the interest rate risk inherent in its variable annuity guarantees when determining the amount of the deferred asset or liability under SSAP 108. Application of the permitted practice partially mitigates the New York Insurance Regulation 213 (“Reg 213”) impact of the Venerable Transaction on Equitable Financial’s statutory capital and surplus and enables Equitable Financial to more effectively neutralize the impact of interest rates on its statutory surplus and to better align with our economic hedging program. The impact of applying this permitted practice relative to SSAP 108 as written was an increase of approximately $38 million in statutory special surplus funds as of June 30, 2023. The Reinsurance Treaty reduced the amount of interest rate hedging needed at Equitable Financial going forward, affecting future deferrals, but leaves our historical SSAP 108 deferred amounts unchanged. The permitted practice also reset Equitable Financial’s unassigned surplus to zero as of June 30, 2021 to reflect the transformative nature of the Venerable Transaction.
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
The impact of the application of Reg 213 was a decrease of approximately $330 million in statutory surplus as of June 30, 2023 compared to statutory surplus under the NAIC variable annuity framework. Our hedging program is designed to hedge the economics of our insurance liabilities and largely offsets Reg 213 and NAIC framework reserve movements due to interest rates and equities. The NYDFS allows domestic insurance companies a five year phase-in provision for Reg 213 reserves. As of September 30, 2022, Equitable Financial’s Reg 213 reserves were 100% phased-in. As of June 30, 2023, given the prevailing market conditions and business mix, there are $318 million Reg 213 redundant reserves over the US RBC CTE 98 total asset requirement (“TAR”).
During the fourth quarter 2020, Equitable Financial received approval from NYDFS for its proposed amended Plan of Operation for Separate Account No. 68 (“SA 68”) for our Structured Capital Strategies product and Separate Account No. 69 (“SA 69”) for our EQUI-VEST product Structured Investment Option, to change the accounting basis of these two non-insulated Separate Accounts from fair value to book value in accordance with Section 1414 of the Insurance Law to align with how we manage and measure our overall general account asset portfolio. In order to facilitate this change and comply with Section 4240(a)(10), the Company also sought approval to amend the Plans to remove the requirement to comply with Section 4240(a)(5)(iii) and substitute it with a commitment to comply with Section 4240(a)(5)(i). Similarly, the Company updated the reserves section of each Plan to reflect the fact that Regulation 128 would no longer be applicable upon the change in accounting basis. We applied this change effective January 1, 2021. The impact of the application is an increase of approximately $1.7 billion in statutory surplus as of June 30, 2023.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

19)    EARNINGS PER COMMON SHARE
The following table presents a reconciliation of Net income (loss) and Weighted-average common shares used in calculating basic and diluted Earnings per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions, except per share data)
Weighted-average common shares outstanding:
Weighted-average common shares outstanding — basic	355.2	378.9	358.5	383.7
Effect of dilutive potential common shares:
Employee share awards (1)	0.9	1.7	1.5	2.3
Weighted-average common shares outstanding — diluted	356.1	380.6	360.0	386.1

Net income (loss):
Net income (loss)	$831	$1,011	$1,097	$1,608
Less: Net income (loss) attributable to the noncontrolling interest	72	44	161	111
Net income (loss) attributable to Holdings	759	967	936	1,497
Less: Preferred stock dividends	26	26	40	40
Net income (loss) available to Holdings’ common shareholders	$733	$941	$896	$1,457

Earnings per common share:
Basic	$2.06	$2.48	$2.50	$3.80
Diluted	$2.06	$2.47	$2.49	$3.77
_____________
(1)Calculated using the treasury stock method.
For the three and six months ended June 30, 2023 and 2022, 3.0 million, 2.5 million, 3.3 million and 3.2 million of outstanding stock awards, respectively, were not included in the computation of diluted earnings per share because their effect was anti-dilutive.
20)     HELD-FOR-SALE
Assets and liabilities related to the business classified as HFS are separately reported in the consolidated balance sheets beginning in the period in which the business is classified as HFS.
AB Bernstein Research Services
On November 22, 2022, AB and Société Générale, a leading European bank, announced plans to form a joint venture combining their respective cash equities and research businesses. Upon closing, AB will own a 49% interest in the joint venture and Société Générale will own a 51% interest in the joint venture, with an option to reach 100% ownership after five years. The consummation of the joint venture is subject to customary closing conditions, including regulatory clearances. Due to the expected timing of regulatory approvals, the closing is expected to occur in the first half of 2024.
The assets and liabilities of AB's research services business recorded at fair value, less cost to sell have been classified as held-for-sale in our Consolidated Financial Statements. As a result of classifying these assets as held-for-sale, AB recognized a non-cash valuation adjustment of $3 million, $6 million and $7 million on the consolidated statement of income, to recognize the net carrying value at lower of cost or fair value, less costs to sell for the three and six months ended June 30, 2023 and as of December 31, 2022, respectively. Approximately $4 million in costs to sell have been paid as of June 30, 2023.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The following table summarizes the assets and liabilities classified as held-for-sale as of June 30, 2023 and December 31, 2022 on the Company’s consolidated balance sheet:

	June 30, 2023 (1)	December 31, 2022 (1)
	(in millions)
Cash and cash equivalents	$155	$159
Broker-dealer related receivables	73	74
Trading securities, at fair value	28	25
Goodwill and other intangible assets ,net	164	175
Other assets (2)	146	129
Total assets held-for-sale	$566	$562

Broker-dealer related payables	$38	$33
Customers related payables	14	10
Other liabilities	77	65
Total liabilities held-for-sale	$129	$108
____________
(1)    The assets and liabilities classified as held-for-sale are reported within our Investment Management & Research segment.
(2)    Other assets includes a valuation adjustment of $(9) million and $(7) million, as of June 30, 2023 and December 31, 2022, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Direct charges and fee income	$640	$669	$1,400	$1,473
Reinsurance assumed	—	(1)	3	(1)
Reinsurance ceded	(46)	(48)	(221)	(202)
Policy charges and fee income	$594	$620	$1,182	$1,270

Direct premiums	$290	$263	$581	$516
Reinsurance assumed	43	37	95	87
Reinsurance ceded	(53)	(62)	(120)	(118)
Premiums	$280	$238	$556	$485

Direct policyholders’ benefits	$874	$693	$1,727	$1,604
Reinsurance assumed	40	51	76	106
Reinsurance ceded	(230)	(155)	(389)	(319)
Policyholders’ benefits	$684	$589	$1,414	$1,391

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Direct interest credited to policyholders’ account balances	$526	$322	$1,009	$662
Reinsurance ceded	(25)	(12)	(45)	(39)
Interest credited to policyholders’ account balances	$501	$310	$964	$623
Ceded Reinsurance
The Company reinsures most of its new variable life, UL and term life policies on an excess of retention basis. The Company generally retains on a per life basis up to $25 million for single lives and $30 million for joint lives with the excess 100% reinsured. The Company also reinsures risk on certain substandard underwriting risks and in certain other cases.
On October 3, 2022, Equitable Financial ceded to First Allmerica Financial Life Insurance Company, a wholly owned subsidiary of Global Atlantic Financial Group, on a combined coinsurance and modified coinsurance basis, a 50% quota share of approximately 360,000 legacy Group EQUI-VEST deferred variable annuity contracts issued by Equitable Financial between 1980 and 2008.
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

	June 30, 2023	December 31, 2022
	(in millions)
Ceded Reinsurance:
Estimated net fair values of purchased market risk benefits	$9,931	$10,423
Third-party reinsurance recoverables related to insurance contracts	8,395	8,471
Top reinsurers:
First Allmerica-GAF	3,828	4,005
Zurich Life Insurance Company, Ltd.	1,379	1,416
RGA Reinsurance Company	1,295	1,272
Ceded group health reserves	48	47
Amount due to reinsurers	1,404	1,533
Top reinsurers:
RGA Reinsurance Company	1,152	1,171
First Allmerica-GAF	67	147
Protective Life Insurance Company	100	104
Assumed Reinsurance:
Reinsurance assumed reserves	$687	$701

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

22)     SUBSEQUENT EVENTS
In June 2023, Holdings established an obligation to enter into an ASR with a third-party financial institution to repurchase an aggregate of $70 million of Holdings’ common stock. Pursuant to the ASR, on July 6, 2023, Holdings made a pre-payment of $70 million and received initial delivery of 2.0 million shares. The ASR terminated in August 2023, at which time an additional 464,000 shares of common stock were received.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in its entirety and in conjunction with the consolidated financial statements and related notes contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in the Recast 2022 Annual Report.
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
As previously announced, effective January 1, 2023, we added two reportable segments to better reflect how the Company’s chief operating decision maker now makes operating decisions and assesses performance and revised our financial reporting presentation accordingly. We now manage our business through six segments: Individual Retirement, Group Retirement, Investment Management and Research, Protection Solutions, Wealth Management and Legacy. We report certain activities and items that are not included in these segments in Corporate and Other. Prior period results have been revised in connection with updates to our reportable segments. See Note 17 of the Notes to the Consolidated Financial Statements for further information on our segments.
We benefit from our complementary mix of businesses. This business mix provides diversity in our earnings sources, which helps offset fluctuations in market conditions and variability in business results, while offering growth opportunities.
Internal Reinsurance Treaty
On May 17, 2023, Equitable Financial entered into a reinsurance agreement (the “Reinsurance Treaty”) with its affiliate, Equitable America, effective April 1, 2023. Pursuant to the Reinsurance Treaty, virtually all of Equitable Financial’s net retained General Account liabilities, including all of its net retained liabilities relating to the living benefit and death riders related to (i) its variable annuity contracts issued outside the State of New York prior to October 1, 2022 (and with respect to its EQUI-VEST variable annuity contracts, issued outside the State of New York prior to February 1, 2023) and (ii) certain universal life insurance policies issued outside the State of New York prior to October 1, 2022, were reinsured to Equitable America on a coinsurance funds withheld basis. In addition, all of the Separate Accounts liabilities relating to such variable annuity contracts were reinsured to Equitable America on a modified coinsurance basis. Equitable America’s obligations under the Reinsurance Treaty are secured through Equitable Financial’s retention of certain assets supporting the reinsured liabilities. This reinsurance treaty has no impact to the consolidated financial statements of the Company. The New York Department of Financial Services (the “NYDFS”) and the Arizona Department of Insurance and Financial Institutions each approved the Reinsurance Treaty.
The Reinsurance Treaty further diversifies Equitable Financial’s sources of regulated cash flows and supports more stable dividends to the Company from Equitable Financial and Equitable America.
As a condition to approving the Reinsurance Treaty, the NYDFS has required that Equitable Financial seek to novate the reinsured contracts on a reasonable best efforts basis either to Equitable America or another affiliate over the next three years. Novations of the reinsured contracts are subject to additional regulatory approvals, as well as certain policyholder approvals.
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
The following table presents the balances and changes to the balances for the market risk benefits for the GMxB benefits on deferred variable annuities for the three months ended June 30, 2023.

	Three Months Ended June 30, 2023
	Individual Retirement	Legacy
	GMxB Core	GMxB Legacy	Purchased MRB	Net Legacy
	(in millions)
Balance, beginning of period	$317	$14,082	$(10,669)	$3,413
Balance BOP before changes in the instrument specific credit risk	550	15,599	(10,570)	5,029
Model changes and effect of changes in cash flow assumptions	—	—	—	—
Actual market movement effect (1)	(119)	(636)	315	(321)
Interest accrual	20	194	(134)	60
Attributed fees accrued (2)	111	209	(58)	151
Benefit payments	(12)	(344)	185	(159)
Actual policyholder behavior different from expected behavior (3)	5	(7)	(8)	(15)
Changes in future economic assumptions (4)	(202)	(873)	443	(430)
Issuances	(2)	—	—	—
Balance EOP before changes in the instrument-specific credit risk	351	14,142	(9,827)	4,315
Changes in the instrument-specific credit risk	(220)	(1,422)	(96)	(1,518)
Balance, end of period	$131	$12,720	$(9,923)	$2,797

____________
(1)    The effect of actual market movement in equity is materially offset by hedging gains/losses, which are not shown in the table above.
(2)    Attributed fees accrued represents the portion of the fees set aside to fund future GMxB claims. For our Core business, the $111 million attributed fees set aside is less than the explicit GMxB Rider fees we actually collect from policyholders. For our Core business, the net riders fees (rider fees charged minus attributed fees) reported in our policy charges and fee income is $19 million. This means that the GMxB rider fees we charge more than cover the future claims and hedging costs associated with the GMxB riders. For our Legacy business, the attributed fees of $209 million set aside to fund future GMxB claims is more than the rider fees actually collected from policyholders. This is because the product was not sufficiently priced for the claims we now expect. This required us to attribute a portion of the base contract fees, in addition to the rider fees, to reserve for the rider claims. Net rider fees (rider fees charged minus attributed fees), net of reinsurance, for Legacy business reported in the policy charges and fee income are a loss of $69 million, and are more than covered by base contract fees.
(3)    Actual policyholder behavior different from expected behavior measures the effectiveness of our modeling of policyholder behavior. Put differently, it measures the difference between our expectations about how our MRB rider reserves would change in response to policyholder behavior, and how our MRB rider reserves actually changed in response to policyholder behavior. For our Core business, the MRB rider reserve was $5 million higher than we expected after accounting for actual policyholder behavior. The unfavorable impact of this actual policyholder behavior was more than covered by the excess rider fees noted above. For our Legacy business, the impact on our GAAP earnings from policyholder behavior, net of reinsurance, was a net gain of $15 million.
(4)    Changes in future economic assumptions represents the impact from interest rates on the MRB balance. These fluctuations are offset through our interest rate hedging program which is reflected partially in GAAP Net Income with the remainder reflected in OCI.
Macroeconomic and Industry Trends
Our business and consolidated results of operations are significantly affected by economic conditions and consumer confidence, conditions in the global capital markets and the interest rate environment.
Financial and Economic Environment
A wide variety of factors continue to impact financial and economic conditions. These factors include, among others, concerns over increased volatility in the capital markets, equity market declines, rising interest rates, inflationary pressures, plateauing or decreasing economic growth, high fuel and energy costs, changes in fiscal or monetary policy and geopolitical tensions. Despite ongoing concerns about inflation and the U.S. Federal Reserve’s tightening monetary policies, the second quarter experienced positive returns for the S&P 500, the Dow Jones Industrial Average, and Nasdaq, driven primarily by a rally in big technology stocks. However, the ongoing military conflict between the Ukraine and Russia and the sanctions and other measures imposed in response to this conflict also continue to contribute to geopolitical tensions and market volatility.
Stressed conditions, volatility and disruptions in the capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio. In addition, our insurance liabilities and derivatives are sensitive to changing market factors, including equity market performance and interest rates, which continued to rise during the second quarter 2023. An increase in market volatility could continue to affect our business, including through effects on the yields we earn on invested assets, changes in required reserves and capital and fluctuations in the value of our AUM, AV or AUA from which we derive our fee income. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation and levels of global trade.
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
We monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, annuitization rates and lapse and surrender rates, which change in response to changes in capital market conditions, to ensure that our products and solutions remain attractive and profitable. For additional information on our sensitivity to interest rates and capital market prices, see “Quantitative and Qualitative Disclosures About Market Risk” in the Recast 2022 Annual Report.
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
The NAIC is evaluating the appropriate accounting treatment of an insurer’s negative interest maintenance reserve (“IMR”) balance, since a rising interest rate environment may cause an insurer’s IMR balance to become negative as a result of bond sales executed at a capital loss. If this occurs, current statutory accounting guidance requires the non-admittance of negative IMR, which can impact how accurately an insurer’s surplus and financial strength are reflected in its financial statements due to lower reported surplus and RBC ratios. The NAIC has exposed new interim statutory accounting guidance that would permit an insurer with an authorized control level RBC greater than 300% to admit negative IMR up to a specified percentage of its general account capital and surplus, subject to certain restrictions and reporting obligations. Comments on the proposal were due in July 2023, and the NAIC intends to consider the adoption of this interpretation at its Summer National Meeting in August 2023. The proposed guidance would be effective until December 31, 2025 as a short-term solution, although the NAIC intends to develop a long-term solution for the accounting treatment of negative IMR, which may nullify the application of the proposed short-term solution if implemented prior to December 31, 2025.
The NAIC is also evaluating the risks associated with insurers’ investments in certain categories of structured securities, including CLOs. In March 2023, the NAIC adopted an amendment to the Purposes and Procedures Manual to give the NAIC’s Structured Securities Group, housed within the SVO, responsibility for modeling CLO securities and evaluating tranche level losses across all debt and equity tranches under a series of calibrated and weighted collateral stress scenarios in order to assign NAIC designations. Under the amended Purposes and Procedures Manual, which will become effective no earlier than year-end 2024 financial reporting, CLO investments will no longer be broadly exempt from filing with the SVO based on ratings from Credit Rating Providers. The NAIC’s goal is to ensure that the weighted average RBC factor for owning all tranches of a CLO more closely aligns with what would be required for directly owning all of the underlying loan collateral, in order to avoid RBC arbitrage. The NAIC is collaborating with interested parties to develop and refine the process for modeling CLO investments. In addition, in June 2023, the NAIC’s Capital Adequacy Task Force adopted an interim proposal to increase the RBC factor for structured security residual tranches from 30% to 45% beginning January 1, 2024. We cannot predict what form the final proposal may take, or what effect its adoption may have on our business and compliance costs.

We are also subject to the rules and regulations of the NYDFS which in 2017 adopted the Cybersecurity Requirements for Financial Services Companies (the “NY Cybersecurity Regulation”), a regulation applicable to banking and insurance entities under its jurisdiction (each, a “covered entity”). The NY Cybersecurity Regulation requires covered entities to, among other things, assess risks associated with their information systems and establish and maintain a cybersecurity program reasonably designed to protect such systems, consumers’ private data, and confidential business data. We have adopted a cybersecurity policy outlining our policies and procedures for the protection of our information systems and information stored on those systems that comports with the regulation. The NYDFS formally proposed amendments to the NY Cybersecurity Regulation, which, if adopted, would require new technical reporting; the implementation of governance and oversight measures, including that a senior governing body (e.g., the board of directors) have sufficient cybersecurity expertise to exercise effective oversight; the enhancement of certain cybersecurity safeguards (e.g., annual audits, vulnerability assessments, and password controls and monitoring); mandate notifications in the event that a covered entity makes a cyber-ransom payment and to otherwise provide prompt notification to NYDFS, subject to an ongoing obligation, following the occurrence of the cybersecurity event; require covered entities to maintain for examination and inspection upon request by NYDFS all records, schedules, and supporting data regarding cybersecurity events; and to annually certify with NYDFS material compliance with the NY CYbersecurity Regulation. The comment period on the draft amendments ended in January 2023, and in July 2023, the NYDFS exposed a revised set of proposed amendments for a 45-day comment period that ends on August 14, 2023. We cannot predict whether the amendments will be adopted, what form they will take, or what effect they would have on our business or compliance efforts.

The NAIC is also developing a new model law to replace the existing privacy models #670 (Insurance Information and Privacy Protections Model Act) and #672 (Privacy of Consumer Financial and Health Information Regulation). The NAIC’s Privacy Protections (H) Working Group (“PPWG”) held meetings in the spring, during which interested parties and consumer advocates provided feedback on the initial exposure draft of the new Consumer Privacy Protections and Model Law (“Model 674”). PPWG rewrote the model law and exposed a new draft of Model 674 on July 11, 2023. PPWG is targeting adoption of the new model law no earlier than the NAIC’s Fall National Meeting in December 2023. We cannot predict whether Model 674 will be adopted, what form it will take, or what effect it would have on our business or compliance efforts in the form adopted by states whose laws apply to our insurance subsidiaries.

In July 2023, the SEC adopted the Risk Management, Strategy, Governance, and Incident Disclosure Final Rule (the “Cybersecurity Final Rule”) enhancing disclosure requirements for registered companies covering cybersecurity risk and management. The Cybersecurity Final Rule requires registrants to disclose material cybersecurity incidents on Form 8-K within four business days of a determination that a cybersecurity incident is material, and such materiality determination must be made without unreasonable delay. The rule also requires periodic disclosures of, among other things, details on the company’s processes to assess, identify, and manage cybersecurity risks, cybersecurity governance, and management’s role in overseeing such a compliance program, including the board of directors’ oversight of cybersecurity risks. Certain reporting requirements under the Cybersecurity Final Rule become effective as early as December 2023.

For additional information on regulatory developments and the risks we face, see “Business—Regulation” and “Risk Factors—Legal and Regulatory Risks” in the Recast 2022 Annual Report.
Revenues
Our revenues come from three principal sources:
•fee income derived from our retirement and protection products and our investment management and research services;
•premiums from our traditional life insurance and annuity products; and
•investment income from our General Account investment portfolio.
Our fee income varies directly in relation to the amount of the underlying AV or benefit base of our retirement and protection products, the amount of AUM and AUA in our Wealth Management business, and the amount of AUM of our Investment Management and Research business. AV and AUM, each as defined in “Key Operating Measures,” are influenced by changes in economic conditions, primarily equity market returns, as well as net flows. Our premium income is driven by the growth in new policies written and the persistency of our in-force policies, both of which are influenced by a combination of factors, including our efforts to attract and retain customers and market conditions that influence demand for our products. Our investment income is driven by the yield on our General Account investment portfolio and is impacted by the prevailing level of interest rates as we reinvest cash associated with maturing investments and net flows to the portfolio.

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
Net Income Volatility
We have offered and continue to offer variable annuity products with GMxB features. The future claims exposure on these features is sensitive to movements in the equity markets and interest rates. Accordingly, we have implemented hedging and reinsurance programs designed to mitigate the economic exposure to us from these features due to equity market and interest rate movements. Changes in the values of the derivatives associated with these programs due to equity market and interest rate movements, together with the GMxB MRBs assets and liabilities are recognized in the periods in which they occur. This results in net income volatility as further described below. In addition, net income is impacted by changes in our reinsurers credit spread, while changes in the Company's credit spread is recorded in other comprehensive income. See “—Significant Factors Impacting Our Results—Impact of Hedging and GMxB Reinsurance on Results.”
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
Effect of Assumption Updates on Operating Results
During the third quarter of each year, we conduct our annual review of the assumptions underlying the valuation of DAC, deferred sales inducement assets, unearned revenue liabilities, liabilities for future policyholder benefits and market risk benefits for our Individual Retirement, Group Retirement, Protection Solutions, and Legacy segments (assumption reviews are not relevant for the Investment Management and Research and Wealth Management segments). Assumptions are based on a combination of Company experience, industry experience, management actions and expert judgment and reflect our best estimate as of the date of the applicable financial statements.
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
For further details of our accounting policies and related judgments pertaining to assumption updates, see Note 2 of the Notes to the Consolidated Financial Statements and “—Summary of Critical Accounting Estimates—Liability for Future Policy Benefits” included in the Recast 2022 Annual Report.
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
•Other adjustments, which primarily include restructuring costs related to severance and separation, lease write-offs related to non-recurring restructuring activities, COVID-19 related impacts, net derivative gains (losses) on certain Non-GMxB derivatives, net investment income from certain items including consolidated VIE investments, seed capital mark-to-market adjustments, unrealized gain/losses and realized capital gains/losses from sales or disposals of select securities, certain legal accruals; and a bespoke deal to repurchase UL policies from one entity that had invested in numerous policies purchased in the life settlement market, which disposed of the risk of additional COI litigation by that entity related to those UL policies; and
•Income tax expense (benefit) related to the above items and non-recurring tax items, which includes the effect of uncertain tax positions for a given audit period and a decrease of deferred tax valuation allowance.
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
The table below presents a reconciliation of net income (loss) attributable to Holdings to Non-GAAP Operating Earnings for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Net income (loss) attributable to Holdings	$759	$967	$936	$1,497
Adjustments related to:
Variable annuity product features	(65)	(1,031)	796	(1,647)
Investment (gains) losses	56	231	143	557
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	9	19	18	38
Other adjustments (1)	62	177	107	405
Income tax expense (benefit) related to above adjustments	(13)	127	(223)	136
Non-recurring tax items (2)	(367)	3	(972)	6
Non-GAAP Operating Earnings	$441	$493	$805	$992

______________
(1)Includes certain legal accruals related to the COI litigation of $35 million, $107 million, $35 million and $166 million for the three and six months ended June 30, 2023 and 2022. Includes policyholder benefit costs of $75 million for the six months ended June 30, 2022 stemming from a deal to repurchase UL policies from one entity that had invested in numerous policies purchased in the life settlement market.
(2)For the three and six months ended June 30, 2023, non-recurring tax items reflect primarily the effect of uncertain tax positions for a given audit period and a decrease of the deferred tax valuation allowance of $376 million and $990 million.
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
The following table presents return on average equity attributable to Holdings’ common shareholders, excluding AOCI and Non-GAAP Operating ROE for the trailing twelve months ended June 30, 2023.

Trailing Twelve Months Ended June 30, 2023
(Dollars in millions)
Net income (loss) available to Holdings’ common shareholders	$1,512
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$8,848
Return on average equity attributable to Holdings’ common shareholders, excluding AOCI	17.1%

Non-GAAP Operating Earnings available to Holdings’ common shareholders	$1,459
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$8,848
Non-GAAP Operating ROE	16.5%
Non-GAAP Operating Common EPS
Non-GAAP operating common EPS is calculated by dividing Non-GAAP Operating Earnings by diluted common shares outstanding. The following table sets forth Non-GAAP operating common EPS for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(per share amounts)
Net income (loss) attributable to Holdings (1)	$2.13	$2.54	$2.60	$3.87
Less: Preferred stock dividends	0.07	0.07	0.11	0.10
Net income (loss) available to Holdings’ common shareholders	2.06	2.47	2.49	3.77
Adjustments related to:
Variable annuity product features	(0.18)	(2.71)	2.21	(4.27)
Investment (gains) losses	0.16	0.61	0.40	1.44
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	0.03	0.05	0.05	0.10
Other adjustments (2) (3)	0.17	0.47	0.30	1.05
Income tax expense (benefit) related to above adjustments	(0.04)	0.33	(0.62)	0.35
Non-recurring tax items (4)	(1.03)	0.01	(2.70)	0.02
Non-GAAP operating common EPS	$1.17	$1.23	$2.13	$2.46
______________
(1)For periods presented with a net loss, basic shares are used for EPS.
(2)Includes certain gross legal expenses related to the cost of insurance litigation and claims related to a commercial relationship of $0.10, $0.28, $0.10 and $0.43 for the three and six months ended June 30, 2023 and 2022, respectively. Includes policyholder benefit costs of

$0.19 for the six months ended June 30, 2022 stemming from a deal to repurchase UL policies from one entity that had invested in numerous policies purchased in the life settlement market.
(3)Includes Non-GMxB related derivative hedge losses of $0.02, $(0.10), $0.03 and $(0.10) for the three and six months ended June 30, 2023 and 2022, respectively.
(4)For the three and six months ended June 30, 2023 and 2022, non-recurring tax items reflects the effect of uncertain tax positions for a given audit period and a decrease of a deferred tax valuation allowance.
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
Consolidated Results of Operations
The following table summarizes our consolidated statements of income (loss) for the three and six months ended June 30, 2023 and 2022:
Consolidated Statement of Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$594	$620	$1,182	$1,270
Premiums	280	238	556	485
Net derivative gains (losses)	(917)	1,858	(1,758)	2,017

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions, except per share data)
Net investment income (loss)	1,036	711	2,026	1,515
Investment gains (losses), net:
Credit losses on available-for-sale debt securities and loans	(14)	(9)	(80)	1
Other investment gains (losses), net	(42)	(223)	(63)	(559)
Total investment gains (losses), net	(56)	(232)	(143)	(558)
Investment management and service fees	1,182	1,197	2,362	2,552
Other income	258	298	509	555
Total revenues	2,377	4,690	4,734	7,836

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	684	589	1,414	1,391
Remeasurement of liability for future policy benefits	(7)	12	(3)	34
Change in market risk benefits and purchased market risk benefits	(975)	814	(955)	347
Interest credited to policyholders’ account balances	501	310	964	623
Compensation and benefits	566	518	1,149	1,114
Commissions and distribution-related payments	393	394	773	816
Interest expense	55	50	116	97
Amortization of deferred policy acquisition costs	155	145	307	288
Other operating costs and expenses	466	583	889	1,117
Total benefits and other deductions	1,838	3,415	4,654	5,827
Income (loss) from continuing operations, before income taxes	539	1,275	80	2,009
Income tax (expense) benefit	292	(264)	1,017	(401)
Net income (loss)	831	1,011	1,097	1,608
Less: Net income (loss) attributable to the noncontrolling interest	72	44	161	111
Net income (loss) attributable to Holdings	759	967	936	1,497
Less: Preferred stock dividends	26	26	40	40
Net income (loss) available to Holdings’ common shareholders	$733	$941	$896	$1,457

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$2.06	$2.48	$2.50	$3.80
Diluted	$2.06	$2.47	$2.49	$3.77
Weighted average common shares outstanding (in millions):
Basic	355.2	378.9	358.5	383.7
Diluted	356.1	380.6	360.0	386.1

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Non-GAAP Operating Earnings	$441	$493	$805	$992

The following table summarizes our Non-GAAP Operating Earnings per common share for the three months ended June 30, 2023, and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Non-GAAP operating earnings per common share:
Basic	$1.17	$1.23	$2.13	$2.48
Diluted	$1.17	$1.23	$2.13	$2.46

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
Net Income (Loss) Attributable to Holdings
Net income attributable to Holdings decreased $208 million, to $759 million for the three months ended June 30, 2023 from $967 million in the three months ended June 30, 2022. The following notable items were the primary drivers for the change in net income (loss):
Unfavorable items included:
•Net derivative losses were $917 million for the three months ended June 30, 2023 compared to gains of $1.9 billion in the prior year period primarily driven by equity market appreciation during the second quarter 2023 compared to equity market depreciation during the second quarter 2022.
•Interest credited to policyholders’ account balances increased by $191 million mainly due to an increase in interest rate and average outstanding amounts of funding agreements in Corporate and Other and higher interest crediting rates on SCS due to a higher interest rate environment and growth of SCS AV in our Individual Retirement segment, partially offset by the impact of the Global Atlantic Transaction in our Group Retirement segment.
•Policyholders’ benefits increased by $95 million mainly due to higher net mortality in our Protection Solutions segment.
•Compensation and benefits increased by $48 million mainly due to higher performance shares driven by higher equity and restricted stock expense in our Individual Retirement segment, higher compensation and benefits in our Investment Management and Research segment and higher Employee Benefits variable expenses in our Protection Solutions segment.
•Fee-type revenue decreased by $39 million mainly driven by ceded assets from the Global Atlantic Transaction from our Group Retirement segment, decline in customer trading activity and lower overall portfolio rates in our Investment Management and Research segment and lower fees from our Individual Retirement segment as a result of lower average Separate Accounts AV due to market depreciation.
•Net income attributable to noncontrolling interest increased by $28 million mainly due to gains from AB’s consolidated VIEs, partially offset by lower AB pre-tax income.
These were partially offset by the following favorable items:
•Change in market risk benefits and purchased market risk benefits decreased by $1.8 billion mainly due to an increase in equity markets during the second quarter 2023 compared to a decrease during the second quarter 2022, partially offset by interest rates from first quarter 2023 versus first quarter 2022.
•Net investment income increased by $325 million mainly due to higher assets, higher investment yields and higher income from seed capital investments, partially offset by lower alternative investment income.
•Investment losses decreased by $176 million mainly due to rebalancing program to reduce duration during 2022.
•Other operating costs and expenses decreased by $117 million mainly due to the release of the COI litigation accrual in the second quarter 2022.
•Income tax benefit of $287 million for the three months ended, June 30, 2023, compared to income tax expense of $467 million for the three months ended June 30, 2022 primarily related to a partial release of the valuation allowance of $376 million on the deferred tax asset, and a decrease in pre-tax income for the second quarter 2023 compared to second quarter 2022
Non-GAAP Operating Earnings
Non-GAAP Operating Earnings decreased by $52 million to $441 million for the three months ended June 30, 2023 from $493 million in the three months ended June 30, 2022. The following notable items were the primary drivers for the change in Non-GAAP Operating Earnings:
Unfavorable items included:
•Interest credited to policyholders’ account balances increased by $191 million mainly due to an increase in interest rates and average outstanding amounts of funding agreements in Corporate and Other and higher interest crediting rate on SCS due to a higher interest rate environment and growth of SCS AV in our Individual Retirement segment, partially offset by the impact of the policies ceded from the Global Atlantic Transaction in our Group Retirement segment.
•Policyholders’ benefits increased by $95 million mainly due to higher net mortality in our Protection Solutions segment.
•Net derivative losses were $23 million for the three months ended June 30, 2023 compared to gains of $18 million in the prior year period mainly due to equity market appreciation during the second quarter 2023 compared to the equity market depreciation during the second quarter 2022.
•Compensation, benefits and other operating costs and expenses increased by $16 million mainly due to higher restricted stock expense in our Individual Retirement segment, higher compensation and benefits in our Investment Management and Research segment and higher Employee Benefits variable expenses in our Protection Solutions segment.
•Amortization of DAC increased by $10 million mainly due to growth in the Individual Retirement segment from sales momentum.
•Earnings attributable to the noncontrolling interest increased by $7 million mainly due to gains from consolidated VIEs.
These were partially offset by the following favorable items:
•Net investment income increased by $213 million mainly due to higher assets, higher investment yields and higher income from seed capital investments, partially offset by lower alternative investment income.
•Fee-type revenue increased by $32 million mainly due to Employee Benefits premium growth in our Protection Solutions segment and higher retirement sales and sweep revenue in our Wealth Management segment.
•Income tax expense decreased by $47 million driven by lower pre-tax earnings and lower effective tax rate in 2023.
Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
Net Income (Loss) Attributable to Holdings
Net income attributable to Holdings decreased by $561 million to a net income of $936 million for the six months ended June 30, 2023 from a net income of $1,497 million for the six months ended June 30, 2022. The following notable items were the primary drivers for the change in net income (loss):
Unfavorable items included:
•Net derivative losses were $1.8 billion for the six months ended June 30, 2023 compared to gains of $2.0 billion in the first six months of the prior year primarily driven by equity market appreciation during the six months ended June 30, 2023 compared to equity market depreciation during the six months ended June 30, 2022.
•Interest credited to policyholders’ account balances increased by $341 million mainly due to increased interest rates and average outstanding amounts of funding agreements in Corporate and Other and higher interest crediting rate on SCS due to a higher interest rate environment and growth of SCS AV in our Individual Retirement segment, partially offset by the impact of the Global Atlantic Transaction in our Group Retirement segment.

•Fee-type revenue decreased by $253 million mainly driven by lower fees from our Investment Management and Research segment primarily driven by lower average AUM, and lower fees from our Group Retirement segment due to lower average Separate Account AV from market depreciation and ceded assets from the Global Atlantic Transaction.
•Net income attributable to noncontrolling interest increased by $50 million mainly due to gains from AB’s consolidated VIEs partially offset by lower AB pre-tax income.
These were partially offset by the following favorable items:
•Change in market risk benefits and purchased market risk benefits decreased by $1.3 billion mainly due to an increase in equity markets during the second quarter 2023 compared to a decrease during the second quarter 2022, partially offset by interest rates from first quarter 2023 versus first quarter 2022.
•Net investment income increased by $511 million mainly due to higher assets, higher investment yields and higher income from seed capital investments, partially offset by lower alternative investment income and lower pre-payment income.
•Investment gains increased by $415 million mainly due to rebalancing in the General Account portfolio associated with the duration program during 2022.
•Other operating costs and expenses decreased by $228 million mainly due to the release of the COI litigation accrual in the second quarter 2022 and lower general and administrative expenses in our Investment Management and Research segment.
•Income tax benefit of $1,017 million for the six months ended June 30, 2023 compared to income tax expense of $401 million for the six months ended June 30, 2022 primarily related to a partial release of the valuation allowance of $990 million on the deferred tax asset, and lower pre-tax income for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
See “—Significant Factors Impacting Our Results—Effect of Assumption Updates on Operating Results” for more information regarding assumption updates.
Non-GAAP Operating Earnings
Non-GAAP Operating Earnings decreased by $187 million to $805 million for the six months ended June 30, 2023 from $992 million in the six months ended June 30, 2022. The following notable items were the primary drivers for the change in Non-GAAP Operating Earnings.
Unfavorable items included:
•Interest credited to policyholders’ account balances increased by $341 million mainly due to increased interest rates and average outstanding amounts of funding agreements in Corporate and Other and higher interest crediting rate on SCS due to a higher interest rate environment and growth of SCS AV in our Individual Retirement segment, partially offset by the impact of the policies ceded from the Global Atlantic Transaction in our Group Retirement segment.
•Fee-type revenue decreased by $169 million mainly driven by lower fees primarily from our Investment Management and Research segment driven by lower average AUM, and lower fees from our Individual Retirement segment as a result of lower average Separate Accounts AV due to market depreciation.
•Policyholders’ benefits increased by $93 million mainly due to higher net mortality in our Protection Solutions segment.
•Net derivative losses were $43 million for the six months ended June 30, 2023 decreased compared to gains of $30 million in the prior period primarily from our Investment Management and Research segment driven by higher losses from economically hedging the seed capital investments.
•Amortization of DAC increased by $19 million mainly due to growth in Individual Retirement segment from sales momentum.

These were partially offset by the following favorable items:
•Net investment income increased by $315 million mainly due to higher assets, higher investment yields and higher income from seed capital investments, partially offset by lower alternative investment income and lower pre-payment income.
•Compensation, benefits and other operating costs and expenses decreased by $51 million mainly due to lower general and administrative costs primarily relating to lower portfolio servicing fees in our Investment Management and Research segment and lower COLI expenses in Corporate and Other, partially offset by higher Employee Benefit variable expenses in our Protection Solutions segment and an increase in pension costs.
•Commissions and distribution-related payments decreased by $43 million mainly due to lower payments to financial intermediaries for the distribution of AB mutual funds in our Investment Management and Research segment.
•Remeasurement of Liability for Future Policy Benefits decreased by $32 million mainly due to unfavorable experience in prior period in our legacy assumed life insurance business.
•Income tax expense decreased by $81 million mainly driven by lower pre-tax earnings and a lower effective tax rate in 2023.
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
We manage our business through the following six segments: Individual Retirement, Group Retirement, Investment Management and Research, Protection Solutions, Wealth Management and Legacy. We report certain activities and items that are not included in our six segments in Corporate and Other. The following section presents our discussion of operating earnings (loss) by segment and AUM, AV and Protection Solutions Reserves by segment, as applicable. Consistent with U.S. GAAP guidance for segment reporting, operating earnings (loss) is our U.S. GAAP measure of segment performance. See Note 17 of the Notes to the Consolidated Financial Statements for further information on our segments.
The following table summarizes operating earnings (loss) on our segments and Corporate and Other for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Operating earnings (loss) by segment:
Individual Retirement	$234	$186	$434	$389
Group Retirement	107	111	196	255
Investment Management and Research	99	101	198	237
Protection Solutions	24	110	(11)	107
Wealth Management	42	24	74	56
Legacy	45	57	105	120
Corporate and Other	(110)	(96)	(191)	(172)
Non-GAAP Operating Earnings	$441	$493	$805	$992
Effective Tax Rates by Segment
Income tax expense is calculated using the ETR and then allocated to our business segments using a 16% ETR for our retirement and protection businesses (Individual Retirement, Group Retirement, Protection Solutions and Legacy), a 24% ETR for Wealth Management and a 25% ETR for Investment Management and Research.

Individual Retirement
The Individual Retirement segment includes our variable annuity products which primarily meet the needs of individuals saving for retirement or seeking retirement income.
The following table summarizes operating earnings of our Individual Retirement segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Operating earnings	$234	$186	$434	$389

Key components of operating earnings are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
REVENUES
Policy charges, fee income and premiums	$165	$163	$328	$346
Net investment income	391	229	731	465
Net derivative gains (losses)	(5)	(10)	(10)	(18)
Investment management, service fees and other income	96	89	186	185
Segment revenues	$647	$471	$1,235	$978

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$19	$13	$43	$31
Remeasurement of liability for future policy benefits	(1)	(1)	—	(1)
Interest credited to policyholders’ account balances	160	66	289	126
Commissions and distribution-related payments	63	54	123	118
Amortization of deferred policy acquisition costs	92	82	181	162
Compensation, benefits and other operating costs and expenses	43	30	90	71
Interest expense	—	—	—	—
Segment benefits and other deductions	$376	$244	$726	$507
The following table summarizes AV for our Individual Retirement segment as of the dates indicated:

	June 30, 2023	December 31, 2022
	(in millions)
AV (1)
General Account	$45,304	$37,822
Separate Accounts	38,589	36,455
Total AV	$83,893	$74,277
(1)AV presented are net of reinsurance.

The following table summarizes a roll-forward of AV for our Individual Retirement segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Balance, beginning of period	$78,800	$79,612	$74,277	$82,629
Gross premiums	3,675	3,057	6,546	5,858
Surrenders, withdrawals and benefits	(2,174)	(1,891)	(4,113)	(4,027)
Net flows	1,501	1,166	2,433	1,831
Investment performance, interest credited and policy charges	3,592	(9,027)	7,176	(12,709)
Other (1)	—	—	7	—
Balance, end of period	$83,893	$71,751	$83,893	$71,751
______________
(1)For the six months ended June 30, 2023, amounts reflect a total special payment applied to the accounts of active clients during the three months ended March 31, 2023 as part of a previously disclosed settlement agreement between Equitable Financial and the SEC.
Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022 for the Individual Retirement Segment
Operating earnings
Operating earnings increased $48 million to $234 million during the three months ended June 30, 2023 from $186 million in the three months ended June 30, 2022. The following notable items were the primary drivers of the change in operating earnings:
Favorable items included:
•Net investment income increased by $162 million mainly due to higher SCS asset balances and higher investment yields partially offset by lower income from alternative investments.
•Fee-type revenue increased by $9 million due to lower average Separate Accounts AV as a result of equity market performance in second quarter 2022.
•Net derivative gains (losses) increased by $5 million mainly due to increased losses from TIPS hedging offset in Net Investment income.
These were partially offset by the following unfavorable items:
•Interest credited to policyholders’ account balances increased by $94 million mainly due to the growth of SCS AV.
•Compensation, benefits and other operating costs and expenses increased by $13 million primarily due to higher performance shares driven by higher equity and restricted stock expense.
•Amortization of DAC increased by $10 million mainly driven by growth in the business from sales momentum.
•Commissions and distribution-related payments increased by $9 million mainly due to higher annuitizations, offset by higher premiums.
•Income tax expense decreased by $4 million mainly driven by a lower effective tax rate in 2023.
Net Flows and AV
•Total AV as of June 30, 2023 was $83.9 billion, an increase of $5.1 billion, compared to March 31, 2023. The increase in AV was primarily due to a $3.6 billion increase in equity markets as well as $1.5 billion in net inflows.
•Net inflows of $1.5 billion were $335 million higher than in the three months ended June 30, 2022, mainly driven by $2.1 billion of inflows on our newer, less capital-intensive products.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022 for the Individual Retirement Segment
Operating earnings
Operating earnings increased $45 million to $434 million during the six months ended June 30, 2023 from $389 million in the six months ended June 30, 2022. The following notable items were the primary drivers of the change in operating earnings:
Favorable items included:
•Net investment income increased by $266 million mainly due to higher SCS asset balances and higher yields, partially offset by lower income on alternative investments and lower pre-payment income.
These were partially offset by the following unfavorable items:
•Interest credited to policyholders’ account balances increased by $163 million mainly due to growth of SCS AV.
•Compensation, benefits and other operating costs and expenses increased by $19 million primarily due to an increase in pension costs resulting from the higher interest rate environment.
•Amortization of DAC increased by $19 million mainly due to growth in the business from sales momentum.
•Fee-type revenue decreased by $17 million mainly due to lower average Separate Accounts AV as a result of equity market performance in 2022.

•Income tax expense decreased by $7 million mainly driven by a lower effective tax rate in 2023.
Net Flows and AV
•The increase in AV of $9.6 billion in the six months ended June 30, 2023 was driven by an increase in investments performance as a result of equity market appreciation, of $7.2 billion in the first six months of 2023, as well as net inflows of $2.4 billion.
•Net inflows of $2.4 billion were $602 million in the six months ended June 30, 2022, mainly driven by higher sales in the first six months of 2023 as compared to the first six months of 2022.
Group Retirement
The Group Retirement segment offers tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses.
The following table summarizes operating earnings of our Group Retirement segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Operating earnings	$107	$111	$196	$255
Key components of operating earnings are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
REVENUES
Policy charges, fee income and premiums	$66	$83	$130	$177
Net investment income	132	163	244	343
Net derivative (losses) gains	—	(9)	(1)	(14)
Investment management, service fees and other income	69	61	131	127

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Segment revenues	$267	$298	$504	$633

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$—	$—	$—	$—
Remeasurement of liability for future policy benefits	—	—	—	—
Interest credited to policyholders’ account balances	52	72	102	150
Commissions and distribution-related payments	47	42	84	84
Amortization of deferred policy acquisition costs	15	15	30	30
Compensation, benefits and other operating costs and expenses	29	32	58	60
Interest expense	—	—	—	—
Segment benefits and other deductions	$143	$161	$274	$324
The following table summarizes AV and AUA for our Group Retirement segment as of the dates indicated:

	June 30, 2023	December 31, 2022
	(in millions)
AV and AUA
General Account	$9,101	$9,175
Separate Accounts and Mutual Funds	25,884	22,830
Total AV and AUA (2)	$34,985	$32,005
____________
(1)    AV presented are net of reinsurance.
The following table summarizes a roll-forward of AV and AUA for our Group Retirement segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Balance, beginning of period	$33,567	$46,035	$32,005	$47,809
Gross premiums	993	1,133	1,891	2,635
Surrenders, withdrawals and benefits	(1,059)	(989)	(1,927)	(1,968)
Net flows (1)	(66)	144	(36)	667
Investment performance, interest credited and policy charges (1)	1,484	(5,012)	2,986	(7,309)
Other (2)	—	—	30	—
Balance, end of period	$34,985	$41,167	$34,985	$41,167
____________
(1)For the three and six months ended June 30, 2023, net outflows of $140 million and $320 million and investment performance, interest credited and policy charges of $349 million and $749 million, respectively, are excluded as these amounts are related to ceded AV to Global Atlantic.
(2)     For the six months ended June 30, 2023, amounts reflect a total special payment applied to the accounts of active clients as part of a previously disclosed settlement agreement between Equitable Financial and the SEC.

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022 for the Group Retirement Segment
Operating earnings
Operating earnings decreased by $4 million to $107 million during the three months ended June 30, 2023 from $111 million in the three months ended June 30, 2022. The following notable items were the primary drivers of the change in operating earnings:
Unfavorable items included:
•Net investment income decreased by $31 million due to lower assets from the Global Atlantic Transaction and lower alternative investment income, partially offset by higher investment yields.
•Fee-type revenue decreased by $9 million primarily due to ceded assets from the Global Atlantic Transaction.
These were partially offset by the following favorable items:
•Interest credited to policyholders’ account balances decreased by $20 million mainly due to the portion of policies ceded from the Global Atlantic Transaction.
•Net derivative losses decreased by $9 million due to lower losses from TIPS hedging, offset in net investment income.
•Income tax expense decreased by $9 million mainly driven by lower pre-tax earnings and a lower effective tax rate in 2023.
See “—Significant Factors Impacting Our Results—Effect of Assumption Updates on Operating Results” for more information regarding assumption updates.
Net Flows and AV
•The increase in AV of $1.4 billion in the three months ended June 30, 2023 was driven by equity market performance, slightly offset by net outflows of $66 million.
•Net outflows of $66 million for the three months ended June 30, 2023 decreased by $210 million compared to the three months ended June 30, 2022, driven by higher surrender activity, partially offset by higher gross premiums in our tax-exempt and corporate markets.
Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022 for the Group Retirement Segment
Operating earnings
Operating earnings decreased by $59 million to $196 million during the six months ended June 30, 2023 from $255 million during the six months ended June 30, 2022. The following notable items were the primary drivers of the change in operating earnings:
Unfavorable items included:
•Net investment income decreased by $99 million due to lower assets from the Global Atlantic Transaction, lower alternative investment income, and lower pre-payment income, partially offset by higher investment yields.
•Fee-type revenue decreased by $43 million primarily due to lower average Separate Account AV from market depreciation and ceded assets from the Global Atlantic Transaction.
These were partially offset by the following favorable items:
•Interest credited to policyholders’ account balances decreased by $48 million mainly due to the portion of policies ceded from the Global Atlantic Transaction.
•Net derivative losses decreased by $13 million due to lower losses from TIPS hedging, offset in net investment income.
•Income tax expense decreased by $20 million driven by lower pre-tax earnings and a lower effective tax rate in 2023.

Net Flows and AV
•The increase in AV of $3.0 billion in the six months ended June 30, 2023 was driven by equity market performance, slightly offset by net outflows of $36 million.
•Net outflows of $36 million for the six months ended June 30, 2023 decreased $703 million compared to the six months ended June 30, 2022, driven by a large lump sum premium in our institutional market in 2022 and higher surrender activity in our tax-exempt market in 2023, partially offset by higher sales in our tax-exempt and corporate markets in 2023.

Investment Management and Research
The Investment Management and Research segment provides diversified investment management, research and related services to a broad range of clients around the world. Operating earnings (loss), net of tax, presented here represents our average economic interest in AB of approximately 61% and 65% during the six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Operating earnings	$99	$101	$198	$237

Key components of operating earnings are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
REVENUES
Net investment income (loss)	$2	$(26)	$11	$(49)
Net derivative gains (losses)	(1)	22	(11)	42
Investment management, service fees and other income	999	1,007	2,009	2,145
Segment revenues	$1,000	$1,003	$2,009	$2,138

BENEFITS AND OTHER DEDUCTIONS
Commissions and distribution related payments	$150	$159	$298	$335
Compensation, benefits and other operating costs and expenses	633	619	1,256	1,294
Interest expense	14	4	28	4
Segment benefits and other deductions	$797	$782	$1,582	$1,633

Changes in AUM in the Investment Management and Research segment for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in billions)
Balance, beginning of period	$675.9	$735.4	$646.4	$778.6
Long-term flows
Sales/new accounts	22.4	23.9	48.0	64.8
Redemptions/terminations	(23.1)	(22.6)	(43.7)	(47.2)
Cash flow/unreinvested dividends	(3.3)	(4.0)	(7.5)	(8.9)
Net long-term (outflows) inflows	(4.0)	(2.7)	(3.2)	8.7
Adjustments	—	(0.4)	—	(0.4)
Market appreciation (depreciation)	19.6	(85.5)	48.3	(140.1)
Net change	15.6	(88.6)	45.1	(131.8)
Balance, end of period	$691.5	$646.8	$691.5	$646.8

Average AUM in the Investment Management and Research segment for the periods presented by distribution channel and investment services were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in billions)
Distribution Channel:
Institutions	$305.1	$307.5	$304.6	$318.7
Retail	259.9	270.6	255.9	285.1
Private Wealth	113.4	110.5	111.6	113.9
Total	$678.4	$688.6	$672.1	$717.7

Investment Service:
Equity Actively Managed	$230.3	$243.1	$228.4	$255.6
Equity Passively Managed (1)	57.7	60.8	56.8	63.8
Fixed Income Actively Managed – Taxable	199.4	212.4	197.2	224.1
Fixed Income Actively Managed – Tax-exempt	55.5	54.2	54.8	55.2
Fixed Income Passively Managed (1)	9.5	12.3	9.5	12.6
Alternatives/Multi-Asset Solutions (2)	126.0	105.8	125.4	106.4
Total	$678.4	$688.6	$672.1	$717.7
____________
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity of fixed income services.
Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022 for the Investment Management and Research Segment
Operating earnings
Operating earnings decreased $2 million to $99 million during the three months ended June 30, 2023 from $101 million during the three months ended June 30, 2022. The following notable items were the primary drivers of the change in operating earnings:
Unfavorable items included:
•Compensation, benefits, interest expense and other operating costs increased by $24 million mainly due to higher compensation and benefits and higher interest expense related to higher interest and average borrowings.
•Fee-type revenue decreased by $8 million primarily due to lower Bernstein Research Services due related to a decline in customer trading activity, lower distribution revenue driven by lower overall portfolio fee rates, partially offset by higher other income from higher interest earned on customer margin balances and increased investment advisory fees related to higher overall portfolio fee rates offset by lower average AUM.
These were partially offset by the following favorable items included:
•Commissions and distribution-related payments decreased by $9 million mainly due to lower payments to financial intermediaries for the distribution of AB mutual funds.
•Net investment income, net of Net derivative losses, was favorable by $5 million. Net investment income increased $28 million mainly due to higher gains on the seed capital investments subject to market risk; partially offset by a decrease of $23 million in Net derivative losses mainly due to losses in economically hedging seed capital investments.
•Income tax expense decreased by $16 million primarily due to lower pre-tax earnings and a lower effective tax rate in 2023.
Long-Term Net Flows and AUM
•Total AUM as of June 30, 2023 was $691.5 billion, up $15.6 billion or 2.3%, compared to March 31, 2023. During the second quarter 2023, AUM increased as a result of market appreciation of $19.6 billion offset by net outflows of $4.0 billion. Net outflows were due to Institutions net outflows of $3.2 billion, Retail net outflows of $0.7 billion and Private Wealth net outflows of $0.1 billion.
Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022 for the Investment Management and Research Segment
Operating earnings
Operating earnings decreased $39 million to $198 million during the six months ended June 30, 2023 from $237 million in the six months ended June 30, 2022. The following notable items were the primary drivers of the change in operating earnings:
Unfavorable items included:
•Fee-type revenue decreased by $136 million primarily due to lower investment advisory base fees driven by lower average AUM partially offset by higher portfolio fee rates, lower distribution revenues driven by lower average AUM and lower overall portfolio fee rates, lower Bernstein Research Services revenue driven by a decline in customer trading activity and lower Performance based fees due to a decline in fees earned on AB’s U.S. Real Estate Funds, partially offset by higher performance fees earned on AB’s Global Opportunistic Credit Fund and Private Credit Fund.
These were partially offset by the following favorable items:
•Commissions and distribution-related payments decreased by $37 million mainly due to lower payments to financial intermediaries for the distribution of AB mutual funds.
•Compensation, benefits, interest expense and other operating costs decreased by $14 million mainly due to lower general and administrative expenses related to lower portfolio servicing fees partially offset by higher interest expense related to higher interest and average borrowings.
•Net investment income, net of Net of derivative losses, was favorable by $7 million. Net investment income increased by $60 million mainly due to higher gains on the seed capital investments subject to market risk, partially offset by a decrease in Net derivative losses of $53 million mainly due to losses in economically hedging the seed capital investments.
•Earnings attributable to noncontrolling interest decreased by $13 million due to lower pre-tax earnings.
•Income tax expense decreased by $26 million due to lower pre-tax earnings and a lower effective tax rate in 2023.
Long-Term Net Flows and AUM
•Total AUM as of June 30, 2023 was $691.5 billion, up $45.1 billion, or 7.0%, compared to December 31, 2022. The increase as a result of market appreciation of $48.3 billion offset by net outflows of $3.2 billion. Institutions net outflows of $5.9 billion were partially offset by Private Wealth and Retail net inflows of $1.8 billion and $0.9 billion, respectively.
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
The following table summarizes operating earnings (loss) of our Protection Solutions segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Operating earnings (loss)	$24	$110	$(11)	$107

Key components of operating earnings (loss) are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
REVENUES
Policy charges, fee income and premiums	$524	$505	$1,044	$1,005
Net investment income	242	252	459	524
Net derivative (losses) gains	(16)	(5)	(18)	(5)
Investment management, service fees and other income	34	37	66	74
Segment revenues	$784	$789	$1,551	$1,598

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$484	$396	$1,019	$946
Remeasurement of liability for future policy benefits	(2)	5	4	13
Interest credited to policyholders’ account balances	130	122	255	250
Commissions and distribution related payments	36	34	70	68
Amortization of deferred policy acquisition costs	30	29	59	58
Compensation, benefits and other operating costs and expenses	77	70	157	133
Interest expense	—	—	—	—
Segment benefits and other deductions	$755	$656	$1,564	$1,468
The following table summarizes Protection Solutions Reserves for our Protection Solutions segment as of the dates presented:

	June 30, 2023	December 31, 2022
	(in millions)
Protection Solutions Reserves (1)
General Account	$18,071	$18,237
Separate Accounts	15,401	13,634
Total Protection Solutions Reserves	$33,472	$31,871
_______________
(1)Does not include Protection Solutions Reserves for our employee benefits business as it is a scaling business and therefore has immaterial in-force policies.
The following table presents our in-force face amounts for the periods indicated, respectively, for our individual life insurance products:

	June 30, 2023	December 31, 2022
	(in billions)
In-force face amount by product: (1)
Universal Life (2)	$42.0	$43.1
Indexed Universal Life	27.2	27.5
Variable Universal Life (3)	134.8	133.4
Term	209.6	211.9
Whole Life	1.1	1.1
Total in-force face amount	$414.7	$417.0
_______________
(1)Includes individual life insurance and does not include employee benefits as it is a scaling business and therefore has immaterial in-force policies.
(2)UL includes GUL.
(3)VUL includes VL and COLI.

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022 for the Protection Solutions Segment
Operating earnings (loss)
Operating earnings decreased by $86 million to $24 million during the three months ended June 30, 2023 from $110 million in the three months ended June 30, 2022. The following notable items were the primary drivers of the change in operating earnings:
Unfavorable items included:
•Policyholders’ benefits increased by $88 million mainly due to higher net mortality.
•Net derivative losses increased by $11 million mainly due to higher losses from TIPS hedging, offset in Net investment income.
•Net investment income decreased by $10 million mainly due to lower alternative investment income partially offset by higher investment yields.
•Compensation, benefits and other operating costs and expenses increased by $7 million mainly due to higher Employee Benefits variable expenses.
These were partially offset by the following favorable items:
•Fee-type revenue increased by $16 million mainly driven by Employee Benefits premium growth.
•Income tax expense decreased by $18 million primarily due to lower pre-tax earnings, as well as a lower effective tax rate in 2023.
Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022 for the Protection Solutions Segment
Operating earnings (loss)
Operating loss increased $118 million to $11 million during the six months ended June 30, 2023 from operating income of $107 million in the six months ended June 30, 2022. The following notable items were the primary drivers of the change in the operating loss:
Unfavorable items included:
•Policyholders’ benefits increased by $73 million mainly due to higher net mortality.
•Net investment income decreased by $65 million mainly due to lower alternative investment income, and lower pre-payment income partially offset by higher investment yields.
•Compensation, benefits and other operating costs and expenses increased by $24 million mainly due to higher Employee Benefits variable expenses.
•Net derivative losses increased by $13 million mainly due to higher losses from TIPS hedging, offset in Net investment income.
These were partially offset by the following favorable items:
•Fee-type revenue increased by $31 million mainly driven by higher premiums due to growth in Employee Benefits.
•Income tax expense decreased by $25 million primarily due to a higher pre-tax loss and a lower effective tax rate in 2023.
Wealth Management
The Wealth Management segment is an emerging leader in the wealth management space with a differentiated advice value proposition that offers discretionary and non-discretionary investment advisory accounts, financial planning and advice, insurance, and annuity products. In 2023, we began reporting this business separately from our other segments and Corporate and Other.
The following table summarizes operating earnings of our Wealth Management segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Operating earnings	$42	$24	$74	$56

Key components of operating earnings are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
REVENUES
Net investment income	$3	$—	$5	$—
Net derivative gains (losses)	—	—	—	—
Investment management, service fees and other income	388	368	748	744
Segment revenues	$391	$368	$753	$744

BENEFITS AND OTHER DEDUCTIONS
Commissions and distribution-related payments	$243	$245	$471	$484
Compensation, benefits and other operating costs and expenses	94	91	185	184
Interest expense	—	—	—	—
Segment benefits and other deductions	$337	$336	$656	$668

The following table summarizes a revenue by activity type for our Wealth Management segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Revenue by Activity Type
Investment management, service fees and other income :
Investment management and advisory fees	$134	$135	$261	$274
Distribution fees	239	227	456	461
Interest Income	13	2	24	2
Service and Other income	3	5	7	7
Total Investment management, service fees and other income	$388	$369	$748	$744

The following table summarizes a roll-forward of AUA roll-forward for our Wealth Management segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Total Wealth Management Assets
Beginning, beginning of period	75,640	$78,873	$72,406	$82,794
Net Flows	1,345	1,161	2,763	2,806
Market appreciation (depreciation) and other	3,436	(9,623)	5,252	(15,189)
Balance, end of period	$80,421	$70,411	$80,421	$70,411
Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2023 for the Wealth Management Segment
Operating earnings
Operating earnings increased by $18 million to $42 million during the three months ended June 30, 2023 from $24 million in the three months ended June 30, 2022. The following were notable changes:
Favorable items included:
•Fee-type revenue increased by $20 million primarily due to higher distribution fees from higher retirement sales in addition to interest income from sweep accounts.
•Net investment income increased by $3 million mainly due to higher interest rates.
These were partially offset by the following unfavorable items:
•Compensation, benefits and other operating costs and expenses increased by $3 million mainly due to higher compensation and benefits.
•Income tax expense increased by $4 million primarily due to higher pre-tax earnings.
Net Flows and AV
•The increase in AUA of $4.8 billion in the three months ended June 30, 2023 was driven by equity market appreciation in 2023 of $3.4 billion as well as net inflows of $1.3 billion.
•Net inflows of $1.3 billion were $184 million higher than in the three months ended June 30, 2022 mainly driven by increased sales.
Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022 for the Wealth Management Segment
Operating earnings
Operating earnings increased $18 million to $74 million during the six months ended June 30, 2023 compared to $56 million in the six months ended June 30, 2022. The following were notable changes:
Favorable items included:
•Commissions and distribution-related payments decreased by $13 million mainly due to lower advisory assets.
•Net investment income increased by $5 million mainly due to higher interest rates.
•Investment management, service fees and other income increased by $4 million mainly due to higher interest income from sweep accounts, partially offset by $7 million from lower investment management and distribution fees attributed to lower advisory assets and lower retirement sales.

These were partially offset by the following unfavorable items:
•Income tax expense increased by $3 million primarily due to higher pre-tax earnings.
Net Flows and AV
•The increase in AUA of $8.0 billion in the six months ended June 30, 2023 was driven by $5.3 billion as a result of equity market appreciation in 2023 and net inflows of $2.8 billion.
•Net inflows of $2.8 billion were $43 million lower than in the six months ended June 30, 2022 mainly driven by decreased sales.
Legacy
The Legacy segment consists of our capital intensive fixed-rate GMxB business written prior to 2011. In 2023, we began reporting this business separately from our Individual Retirement business.
The following table summarizes operating earnings of our Legacy segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Operating earnings	$45	$57	$105	$120

Key components of operating earnings are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
REVENUES
Policy charges, fee income and premiums	$44	$37	$78	$72
Net investment income	60	59	126	120
Investment management, service fees and other income	99	103	205	222
Segment revenues	$203	$199	$409	$414

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$61	$38	$107	$74
Remeasurement of liability for future policy benefits	—	1	—	2
Interest credited to policyholders’ account balances	12	13	24	25
Commissions and distribution-related payments	43	47	86	102
Amortization of deferred policy acquisition costs	16	17	32	33
Compensation, benefits and other operating costs and expenses	19	14	37	33
Interest expense	—	—	—	—
Segment benefits and other deductions	$151	$130	$286	$269
The following table summarizes AV for our Legacy segment as of the dates indicated:

	June 30, 2023	December 31, 2022
	(in millions)
AV (1)
General Account	$887	$925
Separate Accounts	21,485	20,557
Total AV	$22,372	$21,482

_______________
(1)AV presented are net of reinsurance.
The following table summarizes a roll-forward of AV for our Legacy segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Balance, beginning of period	$22,020	$26,758	$21,482	$29,275
Gross premiums	54	66	126	123
Surrenders, withdrawals and benefits	(623)	(597)	(1,218)	(1,267)
Net flows	(569)	(531)	(1,092)	(1,144)
Investment performance, interest credited and policy charges	921	(3,714)	1,982	(5,618)
Balance, end of period	$22,372	$22,513	$22,372	$22,513
Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2023 for the Legacy segment
Operating earnings
Operating earnings decreased $12 million to $45 million during the three months ended June 30, 2023 from $57 million in the three months ended June 30, 2022. The following notable items were the primary drivers of the change in operating earnings:
Unfavorable items included:
•Policyholders’ benefits increased by $23 million mainly due to higher GMIB annuitizations, partially offset by higher premiums in Fee-type revenue.
These were partially offset by the following favorable items:
•Fee-type revenue increased by $3 million mainly driven by higher premiums from the GMIB annuitizations, mostly offset by a decline in separate account fees due to lower average Separate Accounts values from equity market declines and outflows.
•Income tax expense decreased by $5 million primarily due to lower pretax earnings and a lower effective tax rate in 2023.
Net Flows and AV
•The increase in AV of $352 million in the three months ended June 30, 2023 was driven by an increase in investments performance as a result of equity market appreciation in 2023, partially offset by net outflows of $569 million.
•Net outflows of $569 million were $38 million higher than in the three months ended June 30, 2022, mainly driven by continuing runoff of the business.
Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022 for the Legacy segment
Operating earnings
Operating earnings decreased $15 million to $105 million during the three months ended June 30, 2023 from $120 million in the six months ended June 30, 2022. The following notable items were the primary drivers of the change in operating earnings:
Unfavorable items included:
•Policyholders’ benefits increased by $33 million mainly due to higher benefits from GMIB annuitizations, partially offset by higher premiums in Fee-type revenue.

•Fee-type revenue decreased by $11 million mainly driven by lower average Separate Accounts AV as a result of lower equity markets and net outflows, partially offset by higher premiums from the GMIB annuitizations.
These were partially offset by the following favorable items:
•Commissions and distribution-related payments decreased by $16 million mainly due to lower average Separate Accounts AV as result of lower equity markets and net outflows, partially offset by lower commission reimbursements recorded in Other Income.
•Net investment income increased by $6 million mainly due to higher yields partially offset by lower income from alternative investments.
•Income tax expense decreased by $7 million primarily due to lower pretax earnings and lower effective tax rate in 2023.
Net Flows and AV
•The increase in AV of $890 million in the six months ended June 30, 2023 was driven by an increase in investments performance and interest credited to account balances, net of policy charges, of $2.0 billion as a result of equity market appreciation in 2023, partially offset by net outflows of $1.1 billion.
•Net outflows of $1.1 billion were $52 million lower in the six months ended June 30, 2022, mainly driven by lower average account values due to equity market depreciation and net outflows in 2022.
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
The following table summarizes operating earnings (loss) of Corporate and Other for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Operating earnings (loss)	$(110)	$(96)	$(191)	$(172)

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

	Three Months Ended June 30,
	2023		2022
	Yield	Amount (2)	Yield	Amount (2)
	(Dollars in millions)
Fixed Maturities:
Income (loss)	4.12%	$750	3.49%	$638
Ending assets		73,413		73,443
Mortgages:
Income (loss)	4.61%	198	3.80%	138
Ending assets		17,364		14,480
Other Equity Investments: (1)
Income (loss)	0.47%	4	10.07%	81
Ending assets		3,575		3,462
Policy Loans:
Income (loss)	5.11%	52	5.24%	53
Ending assets		4,061		4,020
Cash and Short-term Investments: (3)
Income (loss)	(1.96)%	(17)	(0.51)%	(3)
Ending assets		4,773		2,069
Repurchase and funding agreements:
Interest expense and other		(107)		(23)
Ending assets (liabilities)		(8,875)		(7,286)
Total Invested Assets:
Income (loss)	3.80%	880	3.90%	884
Ending Assets		94,311		90,188
Short Duration Fixed Maturities:
Income (loss)	4.18%	1	3.49%	1
Ending assets		67		137
Total:
Investment income (loss)	3.80%	881	3.90%	885
Less: investment fees (4)	(0.17)%	(38)	(0.15)%	(35)
Investment Income, Net	3.64%	843	3.75%	850
Ending Net Assets		$94,378		$90,325

	Six Months Ended June 30,				Year Ended December 31
	2023		2022		2022
	Yield	Amount (2)	Yield	Amount (2)	Yield	Amount (2)
	(Dollars in millions)
Fixed Maturities:
Income (loss)	4.03%	$1,464	3.39%	$1,236	3.57%	$2,619
Ending assets		73,413		73,443		72,255
Mortgages:
Income (loss)	4.42%	375	3.85%	276	3.92%	587
Ending assets		17,364		14,480		16,481
Other Equity Investments: (1)
Income (loss)	2.55%	45	10.52%	163	5.21%	171
Ending assets		3,575		3,462		3,433
Policy Loans:
Income (loss)	5.11%	103	5.49%	110	5.35%	215
Ending assets		4,061		4,020		4,033
Cash and Short-term Investments: (3)
Income (loss)	(3.00)%	(40)	(0.34)%	(4)	(1.44)%	(24)
Ending assets		4,773		2,069		1,419
Funding agreements:
Interest expense and other		(194)		(35)		(156)
Ending assets (liabilities)		(8,875)		(7,286)		(8,501)
Total Invested Assets:
Income (loss)	3.84%	1,753	3.88%	1,746	3.79%	3,412
Ending Assets		94,311		90,188		89,120
Short Duration Fixed Maturities:
Income (loss)	3.97%	2	3.58%	2	3.62%	5
Ending assets		67		137		87
Total:
Investment income (loss)	3.84%	1,755	3.87%	1,748	3.79%	3,417
Less: investment fees (4)	(0.17)%	(78)	(0.14)%	(64)	(0.15)%	(138)
Investment Income, Net	3.67%	1,677	3.73%	1,684	3.63%	3,279
Ending Net Assets		$94,378		$90,325		$89,207
_____________
(1)Includes, as of June 30, 2023, June 30, 2022 and December 31, 2022 respectively, $466 million, $369 million and $400 million of other invested assets. Amounts for certain consolidated VIE investments are shown net of associated non-controlling interest.
(2)Amount for fixed maturities and mortgages represents original cost, reduced by repayments, write-downs, adjusted amortization of premiums, accretion of discount and allowances. Cost for equity securities represents original cost reduced by write-downs; cost for other limited partnership interests represents original cost adjusted for equity in earnings and reduced by distributions.
(3)Cash and ST net of collateral expense.
(4)Investment fees are inclusive of investment management fees paid to AB.
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

AFS Fixed Maturities by Industry (1)

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total (%)
	(Dollars in millions)
As of June 30, 2023
Corporate Securities:
Finance	$13,722	$—	$15	$1,550	$12,187	19%
Manufacturing	11,317	—	19	1,562	9,774	15%
Utilities	6,725	1	16	978	5,762	9%
Services	8,388	1	33	1,095	7,325	11%
Energy	3,719	—	11	536	3,194	5%
Retail and wholesale	3,466	—	16	387	3,095	5%
Transportation	2,333	—	8	339	2,002	3%
Other	131	—	3	14	120	—%
Total corporate securities	49,801	2	121	6,461	43,459	67%
U.S. government	6,998	—	1	1,104	5,895	9%
Residential mortgage-backed (2)	1,389	—	1	100	1,290	2%
Preferred stock	41	—	3	—	44	—%
State & political	622	—	9	78	553	1%
Foreign governments	894	—	3	129	768	1%
Commercial mortgage-backed	3,889	—	—	600	3,289	5%
Asset-backed securities (3)	9,741	—	9	281	9,469	15%
Total	$73,375	$2	$147	$8,753	$64,767	100%

As of December 31, 2022
Corporate Securities:
Finance	$13,537	$—	$9	$1,682	$11,864	19%
Manufacturing	11,797	2	14	1,793	10,016	16%
Utilities	6,808	—	14	1,063	5,759	9%
Services	8,299	22	16	1,236	7,057	11%
Energy	3,740	—	11	574	3,177	5%
Retail and wholesale	3,394	—	14	433	2,975	5%
Transportation	2,277	—	8	367	1,918	3%
Other	124	—	3	15	112	—%
Total corporate securities	49,976	24	89	7,163	42,878	68%
U.S. government	7,054	—	1	1,218	5,837	10%
Residential mortgage-backed (2)	908	—	1	87	822	1%
Preferred stock	41	—	2	—	43	—%
State & political	609	—	7	89	527	1%
Foreign governments	985	—	2	151	836	1%
Commercial mortgage-backed	3,823	—	—	588	3,235	5%
Asset-backed securities (3)	8,859	—	4	373	8,490	14%
Total	$72,255	$24	$106	$9,669	$62,668	100%
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
The following table sets forth the General Account’s fixed maturities portfolio by NAIC rating at the dates indicated.
AFS Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
As of June 30, 2023
1................................	Aaa, Aa, A	$46,440	$—	$75	$5,231	$41,284
2................................	Baa	24,373	—	67	3,374	21,066
	Investment grade	70,813	—	142	8,605	62,350
3................................	Ba	1,412	1	2	92	1,321
4................................	B	1,066	1	2	48	1,019
5................................	Caa	84	—	1	8	77
6................................	Ca, C	—	—	—	—	—
	Below investment grade	2,562	2	5	148	2,417
Total Fixed Maturities		$73,375	$2	$147	$8,753	$64,767

As of December 31, 2022:
1................................	Aaa, Aa, A	$44,612	$—	$56	$5,652	$39,016
2................................	Baa	24,843	—	47	3,804	21,086
	Investment grade	69,455	—	103	9,456	60,102
3................................	Ba	1,565	2	1	130	1,434
4................................	B	1,161	20	1	75	1,067
5................................	Caa	64	2	1	7	56
6................................	Ca, C	10	—	—	1	9
	Below investment grade	2,800	24	3	213	2,566
Total Fixed Maturities		$72,255	$24	$106	$9,669	$62,668

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

Commercial mortgage loans are evaluated annually to determine a current LTV ratio. Property financial statements, current rent roll, lease maturities, tenant creditworthiness, property physical inspections, and forecasted leasing market strength are used to develop projected cash flows. A discounted cash flow methodology which incorporates market data is used to determine property values. The average LTV ratio at origination provided by a certified appraisal firm was 53%. The average LTV ratio was 61% and 62% at June 30, 2023 and December 31, 2022, respectively, which reflects the most recent opinion of value on the underlying collateral.
The tables below show the breakdown of the amortized cost of the General Account’s investments in mortgage loans by geographic region and property type as of the dates indicated.
Mortgage Loans by Region and Property Type

	June 30, 2023		December 31, 2022
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
By Region:
U.S. Regions:
Pacific	$4,931	28%	$4,903	30%
Middle Atlantic	3,553	20	3,529	21
South Atlantic	2,537	14	2,059	12
East North Central	1,015	6	1,087	7
Mountain	1,489	9	1,368	8
West North Central	817	5	826	5
West South Central	1,232	7	1,111	7
New England	858	5	859	5
East South Central	480	3	475	3
Total U.S.	16,912	97	16,217	98
Other Regions:
Europe	597	3	393	2
Total Other	597	3	393	2
Total Mortgage Loans	$17,509	100%	$16,610	100%

By Property Type:
Office	$4,759	27%	$4,749	29%
Multifamily	6,257	36	5,657	33
Agricultural loans	2,541	15	2,590	16
Retail	316	2	327	2
Industrial	2,159	12	2,125	13
Hospitality	539	3	427	3
Other	938	5	735	4
Total Mortgage Loans	$17,509	100%	$16,610	100%
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
Sources and Uses of Holding Company Highly Liquid Assets
The following table sets forth Holdings’ principal sources and uses of highly liquid assets for the periods indicated.

	Six Months Ended June 30,
	2023	2022
	(in millions)
Highly Liquid Assets, beginning of period	$1,992	$1,742
Dividends from subsidiaries	1,335	491
Capital contributions to subsidiaries	(1,050)	(50)
M&A Activity	—	—
Total Business Capital Activity	285	441

Purchase of treasury shares	(440)	(499)
Shareholder dividends paid	(150)	(145)
Total Share Repurchases, Dividends and Acquisition Activity	(590)	(644)
Issuance of preferred stock	—	—
Preferred stock dividend	(40)	(40)
Total Preferred Stock Activity	(40)	(40)

Issuance of long-term debt	500	—
Repayment of long-term debt	(520)	—
Total External Debt Activity	(20)	—

Proceeds from loans from affiliates	—	—
Net decrease (increase) in existing facilities to affiliates (1)	120	(45)
Total Affiliated Debt Activity	120	(45)

Interest paid on external debt and P-Caps	(104)	(104)
Others, net	(11)	7
Total Other Activity	(115)	(97)

Net increase (decrease) in highly liquid assets	(360)	(385)
Highly Liquid Assets, end of period	$1,632	$1,357

_______________
(1)     Represents net activity of draws and repayments of existing credit facilities between Holdings and affiliates.

Capital Contribution to Our Subsidiaries
During the six months ended June 30, 2023, Holdings made cash capital contributions of $1.1 billion to Equitable America to support the Reinsurance Treaty. This transaction moved 50% of the account value from Equitable Life to Equitable America, this capital contribution enabled the Company to move capital to match the liabilities moved and maintain an RBC ratio above 400%.
Loans from Our Subsidiaries
There were no loans from our subsidiaries during the six months ended June 30, 2023.
Cash Distributions from Our Subsidiaries
During the six months ended June 30, 2023, Holdings received cash distributions from AB of $190 million and distributions from EFIM of $37 million, and EIM of $58 million.
Distributions from Insurance Subsidiaries
Our insurance companies are subject to limitations on the payment of dividends and other transfers of funds to Holdings and other affiliates under applicable insurance law and regulation. Also, more generally, the ability of our insurance subsidiaries to pay dividends can be affected by market conditions and other factors beyond our control.
Under New York’s insurance laws, which are applicable to Equitable Financial, a domestic stock life insurer may not, without prior approval of the NYDFS, pay an Ordinary Dividend. Extraordinary Dividends require the insurer to file a notice of its intent to declare the dividends with the NYDFS and obtain prior approval or non-disapproval from the NYDFS. Due to a permitted statutory accounting practice agreed to with the NYDFS, Equitable Financial will need the prior approval of the NYDFS to pay a Permitted Practice Ordinary Dividend. Applying the formula above, Equitable Financial could pay an Ordinary Dividend of up to approximately $1.7 billion in 2023. Holdings received a cash dividend distribution from Equitable Financial of $1.1 billion during May 2023 to support the Reinsurance Treaty. This transaction moved 50% of the account value from Equitable Life to Equitable America, this capital contribution enabled the Company to move capital to match the liabilities moved and maintain an RBC ratio above 400%. Holdings also received a dividend distribution from Equitable Financial of $600 million during July 2023.
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
As of June 30, 2023, Holdings and its non-insurance company subsidiaries hold approximately 170.1 million AB Units, 4.1 million AB Holding Units and the 1% General Partnership interest in ABLP.

As of June 30, 2023, the ownership structure of ABLP, including AB Units outstanding as well as the general partner’s 1% interest, was as follows:

Owner	Percentage Ownership
EQH and its subsidiaries	59.9%
AB Holding	39.3%
Unaffiliated holders	0.8%
Total	100.0%
Including both the general partnership and limited partnership interests in AB Holding and ABLP, Holdings and its subsidiaries had an approximate 61% economic interest in AB as of June 30, 2023. The issuance of AB Units relating to the CarVal acquisition is not expected to have a significant impact on the Company’s cash flows.
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
The Credit Facility may provide significant support to our liquidity position when alternative sources of credit are limited. In addition to the Credit Facility, we have letter of credit facilities with an aggregate principal amount of approximately $1.9 billion (the “LOC Facilities”), primarily to be used to support our life insurance business reinsured to EQ AZ Life Re in April 2018. In June 2021, Holdings entered into amendments with each of the issuers of its bilateral letter of credit facilities to effect changes similar to those effected in the Amended and Restated Revolving Credit Agreement. The respective facility limits of the bilateral letter of credit facilities remained unchanged. On May 12, 2023, the Company entered into an amendment to the Credit Facility and LOC Facilities to replace remaining LIBOR-based benchmark rates with SOFR-based benchmark rates and to make certain other conforming changes.
The Credit Facility and LOC Facilities contain certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries and the dollar amount of secured indebtedness that may be incurred by us, which could restrict our operations and use of funds. The right to borrow funds under the Credit Facility and LOC Facilities is subject to the fulfillment of certain conditions, including compliance with all covenants, and the ability to borrow thereunder is also subject to the continued ability of the lenders that are or will be parties to the facilities to provide funds. As of June 30, 2023, we were in compliance with these covenants.
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
FABCP
Under the FABCP program, Equitable Financial and Equitable America may issue funding agreements in U.S. dollars to the SPLLC.
See Note 16 of the Notes to the Consolidated Financial Statements for further description of our FABCP program.
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
AB Commercial Paper
As of June 30, 2023 and December 31, 2022, AB had no commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings for the commercial paper outstanding during the second quarter 2023 and full year 2022 were $324 million and $190 million, respectively, with weighted average interest rates of approximately 4.9% and 1.5%, respectively.
AB Credit Facility
AB has an $800 million committed, unsecured senior revolving credit facility (the “AB Credit Facility”) with a group of commercial banks and other lenders which matures on October 13, 2026. The Credit Facility was amended and restated on February 9, 2023, to reflect the transition from US LIBOR, which was retired as of June 30, 2023, to the term Secured Overnight Financial Rate ("SOFR”). Other than this immaterial change, there were no other significant changes included in the amendment. The credit facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $200 million. Any such increase is subject to the consent of the affected lenders. The AB Credit Facility is available for AB and SCB LLC for business purposes, including the support of AB’s commercial paper program. Both AB and SCB LLC can draw directly under the AB Credit Facility and AB management expects to draw on the AB Credit Facility from time to time. AB has agreed to guarantee the obligations of SCB LLC under the AB Credit Facility.
The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of June 30, 2023, AB was in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.

Amounts under the Credit Facility may be borrowed, repaid and re-borrowed by us from time to time until the maturity of the facility. Voluntary pre-payments and commitment reductions requested by AB are permitted at any time without a fee (other than customary breakage costs relating to the pre-payment of any drawn loans) upon proper notice and subject to a minimum dollar requirement. Borrowings under the AB Credit Facility bear interest at a rate per annum, which will be, at AB’s option, a rate equal to an applicable margin, which is subject to adjustment based on the credit ratings of AB, plus one of the following indices: SOFR; a Prime rate; or the Federal Funds rate.
As of June 30, 2023 and December 31, 2022, AB had no amounts outstanding under the AB Credit Facility. During the six months ended June 30, 2023 and the full year 2022, AB and SCB LLC did not draw upon the AB Credit Facility.
In addition, SCB LLC currently has five uncommitted lines of credit with five financial institutions. Four of these lines of credit permit borrowing up to an aggregate of approximately $315 million, with AB named as an additional borrower, while the other line has no stated limit. AB has agreed to guarantee the obligations on SCB LLC under these lines of credit. As of June 30, 2023 and December 31, 2022, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings during the six months ended June 30, 2023 and the full year 2022 were $2 million and $1 million with weighted average interest rates of approximately 7.7% and 3.7%, respectively.
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
As of June 30, 2023 and December 31, 2022, AB had $870 million and $900 million outstanding under the EQH Facility, with interest rates of approximately 5.0% and 4.3%, respectively. Average daily borrowing of the EQH Facility during the six months ended 2023 and the full year 2022 were $801 million and $655 million, respectively, with a weighted average interest rates of approximately 4.7% and 1.7%, respectively.
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
As of June 30, 2023 and December 31, 2022, AB had $0 million and $90 million outstanding balance on the EQH Uncommitted Facility, with interest rates of approximately 0.0% and 4.3%, respectively. Average daily borrowing of the EQH Uncommitted Facility during the six months ended 2023 and full year 2022 were $7 million and $1 million, respectively, with weighted average interest rate of approximately 4.6% and 4.3%.
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
Captive Reinsurance Company
We use a captive reinsurance company to more effectively manage our reserves and capital on an economic basis and to enable the aggregation and transfer of risks. Our captive reinsurance company assumes business from affiliates only and is closed to new business. Our captive reinsurance company is a wholly-owned subsidiary located in the United States. In addition to state insurance regulation, our captive reinsurance company is subject to internal policies governing its activities. We continue to analyze the use of our existing captive reinsurance structure, as well as additional third-party reinsurance arrangements.
Borrowings
Our financial strategy going forward will remain subject to market conditions and other factors. For example, we may from time to time enter into additional bank or other financing arrangements, including public or private debt, structured facilities and contingent capital arrangements, under which we could incur additional indebtedness.
The following table sets forth the Company’s total consolidated borrowings. Short-term and long-term debt consists of the following:

	June 30,	December 31,
	2023	2022
	(in millions)
Short-term debt:
CLO short-term debt	$—	$239
Current portion of long-term debt (2)	—	520
Total short-term debt	—	759
Long-term debt:
Senior Debenture, 7.0%, due 2028	350	350
Senior Note (4.35% due 2028)	1,492	1,491
Senior Note (5.594% due 2033)	496	—
Senior Note (5.00% due 2048)	1,481	1,481
Total long-term debt	3,819	3,322
Total borrowings	$3,819	$4,081
______________
(1)     CLO Warehousing Debt related to VIE consolidation of CLO investment.
(2)     Current portion of long-term debt relates to the 3.9% Senior Notes which have a maturity date within one year of December 31, 2022. The 3.9% Senior Notes were repaid April 20, 2023. For additional information regarding activity pertaining to the debt repayment, see Note 14 of the Notes to the Consolidated Financial Statements.
Notes and Debentures
The Senior Notes and Senior Debentures contain customary affirmative and negative covenants, including a limitation on certain liens and a limit on the Company’s ability to consolidate, merge or sell or otherwise dispose of all or substantially all of its assets. The Senior Notes and Senior Debentures also include customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding Senior Notes and Senior Debentures may be accelerated. As of June 30, 2023, the Company is in compliance with all debt covenants.

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

	AM Best	S&P	Moody’s
Last review date	Feb '23	Jun '23	May '23
Financial Strength Ratings:
Equitable Financial Life Insurance Company	A	A+	A1
Equitable Financial Life Insurance Company of America	A	A+	A1
Credit Ratings:
Equitable Holdings, Inc.	bbb+	BBB+	Baa1
Last review date		Sep '22	Apr '23
AllianceBernstein L.P.		A	A2

Material Cash Requirement
Our material cash requirements include policyholder obligations, long-term debt, commercial paper, employee benefits, operating leases and various funding commitments. See “Material Cash Requirement” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Recast 2022 Annual Report.
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
Market Risk Benefits

Market risk benefits include contract features that provide minimum guarantees to policyholders and include GMIB, GMDB, GMWB, GMAB, and ROP DB benefits. MRBs are measured at estimated fair value with changes reported in the change in market risk benefits and purchased market risk benefits on the Consolidated Statement of Income (Loss), except for the portion of the fair value change related to the Company’s own credit risk, which is recognized in OCI.
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
Item 3.      Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative disclosures about market risk described in the Recast 2022 Annual Report in "Quantitative and Qualitative Disclosures About Market Risk".

Item 4.     Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were effective.
No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 16 of the Notes to the Consolidated Financial Statements (unaudited) in this Form 10-Q. Also see “Risk Factors—Legal and Regulatory Risks—Legal and regulatory actions” included in the Recast 2022 Annual Report.
Item 1A. Risk Factors
You should carefully consider the risks described in the “Risk Factors” section included in the Recast 2022 Annual Report. Risks to which we are subject also include, but are not limited to, the factors mentioned under “Note Regarding Forward-Looking Statements and Information” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Holdings during the three months ended June 30, 2023, of its common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/23 through 4/30/23	2,391,391	$25.09	2,391,391	$795,311,093
5/1/23 through 5/31/23	2,208,121	$24.77	2,208,121	755,615,349
6/1/23 through 6/30/23	4,333,971	$25.76	4,333,971	$628,985,480
Total	8,933,483	$25.33	8,933,483	$628,985,480

See Note 13 to the Notes to Consolidated Financial Statements for ASR transaction detail during the three months ended June 30, 2023.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.      Other Information
Securities Trading Plans of Directors and Executive Officers
A significant portion of the compensation of our executive officers is delivered in the form of equity awards, including restricted stock units and performance shares. All vehicles contain vesting requirements related to service, with performance shares also requiring the satisfaction of certain performance criteria related to corporate performance to obtain a payout. This compensation design is intended to align executive compensation with the performance experienced by our shareholders. Following the delivery of shares of our common stock under those equity awards, once any applicable service- or performance-based vesting standards have been satisfied, our executive officers from time to time engage in the open-market sale of some of those shares. Our executive officers may also engage from time to time in other transactions involving our securities.
Transactions in our securities by our executive officers are required to be made in accordance with our Insider Trading Policy, which, among other things, requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our executive officers to enter into trading plans designed to comply with Rule 10b5-1.

The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our executive officers during the first quarter of 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans. The plans are only executed when the stock price reaches a required minimum. In addition, the executives identified in the table below are required to maintain an ownership of the Company’s common stock with a value equal to at least a multiple of their annual base salary (6 times for Mr. Pearson and 3 times for Mr. Hurd and Mr. Lane).

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Start Date of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(1)	Aggregate Number of Securities to be Purchased or Sold
Mark Pearson President and Chief Executive Officer	2/10/2023	5/15/2023	5/15/2024	Sale of up to 360,000 shares(2) of common stock in several transactions through the scheduled expiration date in 2024
Jeffrey J. Hurd Chief Operating Officer	2/10/2023	5/15/2023	11/15/2023	Sale of up to 48,600 shares(3) of common stock in several transactions through the scheduled expiration date in 2023
Nick Lane Head of Retirement, Wealth Management and Protection Solutions	2/10/2023	3/15/2023	9/15/2023	Sale of up to 120,000(4) shares of common stock in several transactions through the scheduled expiration date in 2023
(1)In each case, a Rule 10b5-1 trading plan may also expire on such earlier date as all transactions under the Rule 10b5-1 trading plan are completed.
(2)240,000 of Mr. Pearson’s shares consist of stock options and 120,000 of Mr. Pearson’s shares consist of common stock already owned.
(3)All 48,600 of Mr. Hurd’s shares consist of common stock already owned.
(4)60,000 of Mr. Lane’s shares consist of stock options and 60,000 of Mr. Lane’s shares consist of common stock already owned.
During the three months ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16-a1(f) of the Securities and Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933.

Item 6.     Exhibits

Number		Description and Method of Filing
4.1		Third Supplemental Indenture, dated as of January 11, 2023, between the Company and The Bank of New York mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated January 11, 2023).
4.2		Exhibit 4.2. Form of Senior Note (included as Exhibit A to Exhibit 4.1 above)(incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated January 11, 2023).
10.1		Amendment No. 1 to Amended and Restated Revolving Credit Agreement, dated as of May 12, 2023, among Equitable Holdings, Inc., certain Subsidiary Account Parties, certain Banks and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on May 15, 2023).
10.2		Amendment No. 3 to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Natixis, New York Branch (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on May 15, 2023).
10.3		Amendment No. 3 to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and HSBC Bank USA, National Association (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on May 15, 2023).
10.4		Amendment No. 3 to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Citibank Europe PLC (incorporated by reference to Exhibit 10.4 to our Form 8-K filed on May 15, 2023).
10.5		Amendment No. 3 to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Credit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.5 to our Form 8-K filed on May 15, 2023).
10.6		Amendment No. 3 to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Barclays Bank PLC (incorporated by reference to Exhibit 10.6 to our Form 8-K filed on May 15, 2023).
10.7		Amendment No. 3 to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.7 to our Form 8-K filed on May 15, 2023).
10.8		Fifth Amendment to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Landesbank Hessen-Thüringen Girozentrale, acting through its New York Branch (incorporated by reference to Exhibit 10.8 to our Form 8-K filed on May 15, 2023).
10.9		Amendment No. 4 to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Commerzbank AG, New York Branch (incorporated by reference to Exhibit 10.9 to our Form 8-K filed on May 15, 2023).
31.1	#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101).
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

Date: August 9, 2023	EQUITABLE HOLDINGS, INC.

	By:	/s/ Robin M. Raju
		Name:	Robin M. Raju
		Title:	Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2023	By:	/s/ William Eckert
		Name:	William Eckert
		Title:	Chief Accounting Officer (Principal Accounting Officer)