Form 10-Q
period 2023-09-30
Equitable Holdings, Inc.
filed 2023-11-03
CIK 1333986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2023, 338,487,108 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

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

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

EQUITABLE HOLDINGS, INC.
Consolidated Balance Sheets
September 30, 2023 (Unaudited) and December 31, 2022

	September 30, 2023	December 31, 2022
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $74,340 and $72,991) (allowance for credit losses of $2 and $24)	$63,470	$63,361
Fixed maturities, at fair value using the fair value option (1)	1,634	1,508
Mortgage loans on real estate (net of allowance for credit losses of $209 and $129) (1)	17,655	16,481
Policy loans	4,089	4,033
Other equity investments (1)	3,272	3,152
Trading securities, at fair value	1,009	677
Other invested assets (1)	6,080	3,885
Total investments	97,209	93,097
Cash and cash equivalents (1)	6,096	4,281
Cash and securities segregated, at fair value	928	1,522
Broker-dealer related receivables	2,017	2,338
Deferred policy acquisition costs	6,599	6,369
Goodwill and other intangible assets, net	5,448	5,482
Amounts due from reinsurers (allowance for credit losses of $7 and $10)	8,271	8,471
Current and deferred income taxes	2,035	781
Purchased market risk benefits	8,745	10,423
Other assets (1)	3,945	4,033
Assets held-for-sale	681	562
Assets for market risk benefits	701	490
Separate Accounts assets	117,577	114,853
Total Assets	$260,252	$252,702
LIABILITIES
Policyholders’ account balances	$91,912	$83,866
Liability for market risk benefits	13,011	15,766
Future policy benefits and other policyholders' liabilities	16,647	16,603
Broker-dealer related payables	454	715
Customer related payables	2,321	3,323
Amounts due to reinsurers	1,424	1,533
Short-term debt	—	759
Long-term debt	3,820	3,322
Notes issued by consolidated variable interest entities, at fair value using the fair value option (1)	1,541	1,150
Other liabilities (1)	7,412	7,108
Liabilities held-for-sale	216	108
Separate Accounts liabilities	117,577	114,853
Total Liabilities	$256,335	$249,106
Redeemable noncontrolling interest (1) (2)	$636	$455
Commitments and contingent liabilities (3)
EQUITY
Equity attributable to Holdings:
Preferred stock and additional paid-in capital, $1 par value and $25,000 liquidation preference	$1,562	$1,562
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 495,418,509 and 508,418,442 shares issued, respectively; 342,074,647 and 365,081,940 shares outstanding, respectively	3	4
Additional paid-in capital	2,308	2,299
Treasury stock, at cost, 153,448,479 and 143,336,502 shares, respectively	(3,592)	(3,297)
Retained earnings	11,163	9,825
Accumulated other comprehensive income (loss)	(9,802)	(8,992)
Total equity attributable to Holdings	1,642	1,401
Noncontrolling interest	1,639	1,740
Total Equity	3,281	3,141
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$260,252	$252,702
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
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Income (Loss)
Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$599	$603	$1,781	$1,873
Premiums	267	259	823	744
Net derivative gains (losses)	615	199	(1,143)	2,216
Net investment income (loss)	1,071	842	3,097	2,357
Investment gains (losses), net:
Credit and intent to sell losses on available for sale debt securities and loans	(65)	(267)	(145)	(266)
Other investment gains (losses), net	(346)	(65)	(409)	(624)
Total investment gains (losses), net	(411)	(332)	(554)	(890)
Investment management and service fees	1,217	1,179	3,579	3,731
Other income	266	242	775	797
Total revenues	3,624	2,992	8,358	10,828

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	693	629	2,107	2,020
Remeasurement of liability for future policy benefits	49	20	46	54
Change in market risk benefits and purchased market risk benefits	(817)	(491)	(1,772)	(144)
Interest credited to policyholders’ account balances	556	378	1,520	1,001
Compensation and benefits	593	568	1,742	1,682
Commissions and distribution-related payments	405	368	1,178	1,184
Interest expense	55	51	171	148
Amortization of deferred policy acquisition costs	165	148	472	436
Other operating costs and expenses	450	496	1,339	1,613
Total benefits and other deductions	2,149	2,167	6,803	7,994
Income (loss) from continuing operations, before income taxes	1,475	825	1,555	2,834
Income tax (expense) benefit	(340)	(177)	677	(578)
Net income (loss)	1,135	648	2,232	2,256
Less: Net income (loss) attributable to the noncontrolling interest (1)	71	54	232	165
Net income (loss) attributable to Holdings	1,064	594	2,000	2,091
Less: Preferred stock dividends	14	14	54	54
Net income (loss) available to Holdings’ common shareholders	$1,050	$580	$1,946	$2,037

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$3.03	$1.55	$5.49	$5.35
Diluted	$3.02	$1.54	$5.47	$5.32
Weighted average common shares outstanding (in millions):
Basic	346.4	374.5	354.4	380.6
Diluted	348.0	376.8	355.9	382.9
____________
(1)    Includes redeemable noncontrolling interest. See Note 15 of the Notes to these Consolidated Financial Statements for details of redeemable noncontrolling interest.
Prior period amounts have been adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long Duration Contracts.
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$1,135	$648	$2,232	$2,256
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	(1,766)	(2,784)	(764)	(11,814)
Change in market risk benefits - instrument-specific credit risk	(1,086)	(198)	(235)	2,501
Change in liability for future policy benefits - current discount rate	195	279	157	1,126
Change in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	6	16	35	61
Foreign currency translation adjustment	(16)	(30)	(5)	(75)
Total other comprehensive income (loss), net of income taxes	(2,667)	(2,717)	(812)	(8,201)
Comprehensive income (loss)	(1,532)	(2,069)	1,420	(5,945)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	64	42	230	137
Comprehensive income (loss) attributable to Holdings	$(1,596)	$(2,111)	$1,190	$(6,082)

Prior period amounts have been adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long Duration Contracts.

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Equity
For the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)

	Three Months Ended September 30,
	Equity Attributable to Holdings
	Preferred Stock and Additional Paid-In Capital	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
		(in millions)
Balance, beginning of period	$1,562	$4	$2,297	$(3,493)	$10,325	$(7,142)	$3,553	$1,707	$5,260
Stock compensation	—	—	14	(2)	—	—	12	4	16
Purchase of treasury stock	—	(1)	(4)	(233)	—	—	(238)	—	(238)
Reissuance of treasury stock	—	—	—	—	1	—	1	—	1
Retirement of common stock	—	—	—	136	(136)	—	—	—	—
Repurchase of AB Holding units	—	—	—	—	—	—	—	(52)	(52)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(78)	(78)
Dividends on common stock (cash dividends declared per common share of $0.22)	—	—	—	—	(77)	—	(77)	—	(77)
Issuance of preferred stock	—	—	—	—	—	—	—	—	—
Dividends on preferred stock	—	—	—	—	(14)	—	(14)	—	(14)
Net income (loss)	—	—	—	—	1,064	—	1,064	65	1,129
Other comprehensive income (loss)	—	—	—	—	—	(2,660)	(2,660)	(7)	(2,667)
Other	—	—	1	—	—	—	1	—	1
September 30, 2023	$1,562	$3	$2,308	$(3,592)	$11,163	$(9,802)	$1,642	$1,639	$3,281

Balance, beginning of period	$1,562	$4	$1,918	$(3,065)	$9,447	$(4,165)	5,701	$1,410	$7,111
Stock compensation	—	—	33	3	—	—	36	9	45
Purchase of treasury stock	—	—	(1)	(200)	—	—	(201)	—	(201)
Reissuance of treasury stock	—	—	—	—	(3)	—	(3)	—	(3)
Retirement of common stock	—	—	—	60	(60)	—	—	—	—
Repurchase of AB Holding units	—	—	—	—	—	—	—	(1)	(1)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(79)	(79)
Issuance of AB Units for CarVal acquisition	—	—	55	—	—	—	55	78	133
Dividends on common stock (cash dividends declared per common share of $0.20)	—	—	—	—	(75)	—	(75)	—	(75)
Dividends on preferred stock	—	—	—	—	(14)	—	(14)	—	(14)
Net income (loss)	—	—	—	—	594	—	594	62	656
Other comprehensive income (loss)	—	—	—	—	—	(2,705)	(2,705)	(12)	(2,717)
Other	—	—	22	—		—	22	12	34
September 30, 2022	$1,562	$4	$2,027	$(3,202)	$9,889	$(6,870)	$3,410	$1,479	$4,889

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Equity
Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)

	Nine Months Ended September 30,
	Equity Attributable to Holdings
	Preferred Stock and Additional Paid-In Capital	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
	(in millions)
Balance, beginning of period	$1,562	$4	$2,299	$(3,297)	$9,825	$(8,992)	$1,401	$1,740	$3,141
Stock compensation	—	—	40	20	—	—	60	19	79
Purchase of treasury stock	—	(1)	(7)	(670)	—	—	(678)	—	(678)
Reissuance of treasury stock	—	—	—	—	(26)	—	(26)	—	(26)
Retirement of common stock	—	—	—	355	(355)	—	—	—	—
Repurchase of AB Holding units	—	—	—	—	—	—	—	(71)	(71)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(252)	(252)
Dividends on common stock (cash dividends declared per common share of $0.64)	—	—	—	—	(227)	—	(227)	—	(227)
Dividends on preferred stock	—	—	—	—	(54)	—	(54)	—	(54)
Net income (loss)	—	—	—	—	2,000	—	2,000	208	2,208
Other comprehensive income (loss)	—	—	—	—	—	(810)	(810)	(2)	(812)
Other	—	—	(24)	—	—	—	(24)	(3)	(27)
September 30, 2023	$1,562	$3	$2,308	$(3,592)	$11,163	$(9,802)	$1,642	$1,639	$3,281

Balance, beginning of period	$1,562	$4	$1,919	$(2,850)	$8,413	$1,303	$10,351	$1,576	$11,927
Stock compensation	—	—	68	39	—	—	107	36	143
Purchase of treasury stock	—	—	(6)	(693)	—	—	(699)	—	(699)
Reissuance of treasury stock	—	—	—	—	(39)	—	(39)	—	(39)
Retirement of common stock	—	—	—	302	(302)	—	—	—	—
Repurchase of AB Holding units	—	—	—	—	—	—	—	(108)	(108)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(318)	(318)
Issuance of AB Units for CarVal acquisition	—	—	55	—	—	—	55	78	133
Dividends on common stock (cash dividends declared per common share of $0.58)	—	—	—	—	(220)	—	(220)	—	(220)
Dividends on preferred stock	—	—	—	—	(54)	—	(54)	—	(54)
Net income (loss)	—	—	—	—	2,091	—	2,091	229	2,320
Other comprehensive income (loss)	—	—	—	—	—	(8,173)	(8,173)	(28)	(8,201)
Other	—	—	(9)	—	—	—	(9)	14	5
September 30, 2022	$1,562	$4	$2,027	$(3,202)	$9,889	$(6,870)	$3,410	$1,479	$4,889

Prior period amounts have been adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long Duration Contracts.

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2023 and 2022 (Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(in millions)
Cash flows from operating activities:
Net income (loss)	$2,232	$2,256
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	1,520	1,001
Policy charges and fee income	(1,781)	(1,873)
Net derivative (gains) losses	1,143	(2,216)
Credit and intent to sell losses on available for sale debt securities and loans	145	266
Investment (gains) losses, net	409	624
(Gains) losses on businesses held-for-sale	3	—
Realized and unrealized (gains) losses on trading securities	(17)	239
Non-cash long-term incentive compensation expense	59	104
Amortization and depreciation	576	391
Remeasurement of liability for future policy benefits	46	54
Change in market risk benefits	(1,772)	(144)
Equity (income) loss from limited partnerships	(81)	(128)
Changes in:
Net broker-dealer and customer related receivables/payables	(996)	(195)
Reinsurance recoverable	(1,106)	(393)
Segregated cash and securities, net	595	169
Capitalization of deferred policy acquisition costs	(702)	(644)
Future policy benefits	196	(477)
Current and deferred income taxes	(868)	460
Other, net	584	195
Net cash provided by (used in) operating activities	$184	$(311)

Cash flows from investing activities:
Proceeds from the sale/maturity/pre-payment of:
Fixed maturities, available-for-sale	$7,978	$14,413
Fixed maturities, at fair value using the fair value option	323	433
Mortgage loans on real estate	353	901
Trading account securities	665	205
Short term investments	2,704	313
Other	631	454
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(9,753)	(17,022)
Fixed maturities, at fair value using the fair value option	(417)	(416)
Mortgage loans on real estate	(1,567)	(2,604)
Trading account securities	(994)	(185)
Short term investments	(2,410)	(676)
Other	(816)	(992)
Purchase of business, net of cash acquired	—	40
Cash settlements related to derivative instruments, net	(1,702)	799

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2023 and 2022 (Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(in millions)
Investment in capitalized software, leasehold improvements and EDP equipment	(82)	(102)
Other, net	121	167
Net cash provided by (used in) investing activities	$(4,966)	$(4,272)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$12,690	$11,680
Withdrawals	(6,729)	(5,011)
Transfers (to) from Separate Accounts	974	1,148
Payments of market risk benefits	(559)	(434)
Change in short-term financings	(759)	155
Change in collateralized pledged assets	(127)	37
Change in collateralized pledged liabilities	1,232	(2,472)
(Decrease) increase in overdrafts payable	3	(20)
Issuance of long-term debt	497	—
Repayment of acquisition-related debt obligation	—	(43)
Proceeds from collateralized loan obligations	40	—
Proceeds from notes issued by consolidated VIEs	362	(34)
Dividends paid on common stock	(227)	(220)
Dividends paid on preferred stock	(54)	(54)
Purchases of AB Holding Units to fund long-term incentive compensation plan awards	(71)	(108)
Purchase of treasury shares	(678)	(699)
Purchases (redemptions) of noncontrolling interests of consolidated company-sponsored investment funds	161	(49)
Distribution to noncontrolling interest of consolidated subsidiaries	(252)	(318)
Changes in securities lending payable	113	—
Other, net	(3)	65
Net cash provided by (used in) financing activities	$6,613	$3,624

Effect of exchange rate changes on cash and cash equivalents	$(2)	$(90)
Change in cash and cash equivalents	1,829	(1,049)
Cash and cash equivalents, beginning of period	4,281	5,188
Change in cash of businesses held-for-sale	(14)	—
Cash and cash equivalents, end of period	$6,096	$4,139

Non-cash transactions from investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$48	$54

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
The Company reports certain activities and items that are not included in our segments in Corporate and Other. Corporate and Other includes certain of our financing and investment expenses. It also includes closed block of life insurance (the “Closed Block”), run-off variable annuity reinsurance business, run-off group pension business, run-off health business, benefit plans for our employees, certain strategic investments and certain unallocated items, including capital and related investments, interest expense and corporate expense. AB’s results of operations are reflected in the Investment Management and Research segment. Accordingly, Corporate and Other does not include any items applicable to AB.
As of September 30, 2023 and December 31, 2022, the Company’s economic interest in AB was approximately 62% and 61%, respectively. The General Partner of AB is a wholly owned subsidiary of the Company. Because the General Partner has the authority to manage and control the business of AB, AB is consolidated in the Company’s financial statements for all periods presented.
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
All significant intercompany transactions and balances have been eliminated in consolidation. The terms “third quarter 2023” and “third quarter 2022” refer to the three months ended September 30, 2023 and 2022, respectively. The terms “first nine months of 2023” and “first nine months of 2022” refer to the nine months ended September 30, 2023 and 2022, respectively.
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
_______________
(1)Unearned revenue liability included within liability for future policy benefits financial statement line item in the consolidated balance sheets. Sales inducement assets are included in other assets in the consolidated balance sheets.
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
For some products, policyholders can elect to modify product benefits, features, rights, or coverages that occur by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by election or coverage within a contract. These transactions are known as internal replacements. If such modification substantially changes the contract, the associated DAC is written off immediately through income and any new acquisition costs associated with the replacement contract are deferred.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Assets and liabilities relating to reinsurance agreements with the same reinsurer may be recorded net on the consolidated balance sheets if a right of offset exists within the reinsurance agreement. In the event that reinsurers do not meet their obligations to the Company under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible. In such instances, reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance.
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
Future Policy Benefits and Other Policyholders’ Liabilities
The liability for future policy benefits is estimated based upon the present value of future policy benefits and related claim expenses less the present value of estimated future net premiums where net premium equals gross premium under the contract multiplied by the net premium ratio. Related claim expenses include termination and settlement costs and exclude acquisition costs and non-claim related costs. The liability is estimated using current assumptions that include discount rate, mortality, lapses, and expenses. Assumptions are based on judgments that consider the Company’s historical experience, industry data, and other factors.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

For non-participating traditional life insurance policies (Term) and limited pay contracts (Payout, Pension), contracts are grouped into cohorts by contract type and issue year. Quarterly, the Company updates its estimate of cash flows using actual experience and current future cash flow assumptions, which is reflected in an updated net premium ratio used to calculate the liability. The ratio of actual and future expected claims to actual and future expected premiums determines the net premium ratio. The policy administration expense assumption is not updated after policy issuance. If actual expenses differ from the original expense assumptions, the differences are recognized in the period identified. The revised net premium ratio is used to determine the updated liability for future policy benefits as of the beginning of the reporting period, discounted at the original contract issuance rate. Changes in the liability due to current discount rates differing from original rates are included in other comprehensive income within the consolidated statement of comprehensive income.
For non-participating traditional life insurance policies and limited pay contracts, the discount rate assumption used is corporate A rated forward curve. We use a forward curve based upon a Bloomberg index. The liability is remeasured each quarter with the remeasurement change reported in other comprehensive income. The locked-in discount rate is generally based on expected investment returns at contract inception for contracts issued prior to January 1, 2021 and the upper medium grade fixed income corporate instrument yield (i.e., single A) at contract inception for contracts issued after January 1, 2021. The Company developed an LDTI discount rate methodology used to calculate the LFPB for its traditional insurance liabilities and constructed a discount rate curve that references upper-medium grade (low credit risk) fixed-income instrument yields (i.e. single A rated Corporate bond yields) which are meant to reflect the duration characteristics of the corresponding insurance liabilities. The methodology uses observable market data, where available, and uses various estimation techniques in line with fair value guidance (such as interpolation and extrapolation) where data is limited. Discount rates are updated quarterly.
For limited-payment products, gross premiums received in excess of net premiums are deferred at initial recognition as a deferred profit liability (“DPL”). DPL will be amortized in relation to the expected future benefit payments. As the calculation of the DPL is based on discounted cash flows, interest accrues on the unamortized DPL balance using the discount rate determined at contract issuance. The DPL is updated at the same time as the estimates for cash flows for the liability for future policy benefits. Any difference between the recalculated and beginning of period DPL is recognized in remeasurement gain or loss in the consolidated statements of income (loss), remeasurement of liability for future policy benefits, part of total benefits and other deductions. On the consolidated balance sheets, the DPL is recorded in the liability for future policy benefits.
Additional liabilities for contract or contract features that provide for additional benefits in addition to the account balance but are not market risk benefits or embedded derivatives (“additional insurance liabilities”) are established by estimating the expected value of death or other insurance benefits in excess of the projected contract accumulation value and recognizing the excess over the estimated life based on expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date. These reserves are recorded within future policy benefits and other policyholders’ liabilities. The determination of this estimated future policy benefits liability is based on models that involve numerous assumptions and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender and withdrawal rates, and mortality experience. There can be no assurance that actual experience will be consistent with management’s estimates. Assumptions are reviewed annually and updated with the remeasurement gain or loss reflected in total benefit expense.
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
Market Risk Benefits
Market risk benefits (“MRBs”) are contracts or contract features that provide protection to the contract holder from other than nominal capital market risk and expose the Company to other than nominal capital market risk. Market risk benefits include contract features that provide minimum guarantees to policyholders and include GMIB, GMDB, GMWB, GMAB, and ROP DB benefits. MRBs are measured at fair value on a seriatim basis using an ascribed fee approach based upon policyholder behavior projections and risk neutral economic scenarios adjusted based on the facts and circumstances of the Company’s product features. The MRB asset and MRB liability will be equal to the average present value of benefits and risk margins less the average present value of ascribed fees. Ascribed fees will consist of the fee needed, under a stochastically generated set of risk-neutral scenarios, so that the mean present value of claims, including any risk charge, is equal to the mean present value of the projected attributed fees which will be capped at average present value of total policyholder contractual fees. The attributed fee percentage is considered a fixed term of the MRB feature and is held static over the life of the contract. Changes in fair value are recognized as a remeasurement gain/loss in the change in market risk benefits and purchased market risk benefits, part of total benefits and other deductions except for the portion of the change in the fair value due to a change in the Company’s own credit risk, which is recognized in other than comprehensive income. Additionally, when an annuitization occurs (for annuitization benefits) or upon extinguishment of the account balance (for withdrawal benefits) the balance related to the MRB will be derecognized and the amount deducted (after derecognition of any related amount included in accumulated other comprehensive income) shall be used in the calculation of the liability for future policy benefits for the payout annuity. Upon derecognition, any related balance will be removed from AOCI.
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
Features in ceded reinsurance contracts that meet the definition of MRBs are accounted for at fair value as a purchased MRB. The fees used to determine the fair value of the reinsured market risk benefit are those defined in the reinsurance contract. The expected periodic future premiums would represent cash outflows and the expected future benefits would represent cash inflows in the fair value calculation. On the ceded side, the purchased MRB is measured considering the counterparty credit risk of the reinsurer, while the direct contract liabilities is measured considering the instrument-specific credit risk of the insurer. As a result of the difference in the treatment of the counterparty credit risk, the fair value of the direct and ceded contracts may be different even if the contractual fees and benefits are the same. Changes in instrument-specific credit risk of the Company is included in the fair value of its market risk benefit, whether in an asset or liability position, and whether related to an issued or purchased MRB, is recognized in OCI. The counterparty credit risk of the reinsurer is recorded in the consolidated statements of income (loss).
Troubled Debt Restructuring
The Company invests in commercial, agricultural and residential mortgage loans included in the consolidated balance sheets as mortgage loans on real estate. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a TDR has occurred. A modification is a TDR when the borrower is in financial difficulty. The types of modifications made may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The credit allowance is an estimate of lifetime expected losses reflecting historical loss information which included losses from modification to a borrower experiencing financial difficulty. As the effect of the modification made to a borrower experiencing financial difficulty is already included in the credit allowance, the carrying value (net of the allowance) before and after modification through a TDR may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For information pertaining to our TDRs see Note 3 of the Notes to these Consolidated Financial Statements.

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
Accounting and Consolidation of VIEs
For all new investment products and entities developed by the Company, the Company first determines whether the entity is a VIE, which involves determining an entity’s variability and variable interests, identifying the holders of the equity investment at risk and assessing the five characteristics of a VIE. Once an entity is determined to be a VIE, the Company then determines whether it is the primary beneficiary of the VIE based on its beneficial interests. If the Company is deemed to be the primary beneficiary of the VIE, the Company consolidates the entity.
Quarterly, management of the Company reviews its investment management agreements and its investments in, and other financial arrangements with, certain entities that hold client AUM to determine the entities the Company is required to consolidate under this guidance. These entities include certain mutual fund products, hedge funds, structured products, group trusts, collective investment trusts, and limited partnerships.
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
As of September 30, 2023 and December 31, 2022, respectively, Equitable Financial holds $113 million and $85 million of equity interests in the CLOs. The Company consolidated the CLOs as of September 30, 2023 and December 31, 2022 as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the CLOs loan manager. The assets of the CLOs are legally isolated from the Company’s creditors and can only be used to settle obligations of the CLOs. The liabilities of the CLOs are non-recourse to the Company and the Company has no obligation to satisfy the liabilities of the CLOs. As of September 30, 2023, Equitable Financial holds $22 million of equity interests in a SPE established to purchase loans from the market in anticipation of a new CLO transaction. The Company consolidated the SPE as of September 30, 2023 as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the SPE loan manager.
Resulting from this consolidation in the Company’s consolidated balance sheets are fixed maturities, at fair value using the fair value option with total assets of $1.6 billion and $1.5 billion notes issued by consolidated variable interest entities, at fair value using the fair value option with total liabilities of $1.5 billion and $1.2 billion at September 30, 2023 and December 31, 2022, respectively. The unpaid outstanding principal balance of the notes and short-term borrowing is $1.6 billion and $1.4 billion at September 30, 2023 and December 31, 2022.
Consolidated Limited Partnerships and LLCs
As of September 30, 2023 and December 31, 2022 the Company consolidated limited partnerships and LLCs for which it was identified as the primary beneficiary under the VIE model. Included in other invested assets, mortgage loans on real estate, other equity investments, trading securities, cash and other liabilities in the Company’s consolidated balance sheets at September 30, 2023 and December 31, 2022 are total net assets of $1.4 billion and $644 million, respectively related to these VIEs.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Consolidated AB-Sponsored Investment Funds
Included in the Company’s consolidated balance sheets as of September 30, 2023 and December 31, 2022 are assets of $324 million and $581 million, liabilities of $13 million and $56 million, and redeemable noncontrolling interests of $176 million and $369 million, respectively, associated with the consolidation of AB-sponsored investment funds under the VIE model. Also included in the Company’s consolidated balance sheets as of September 30, 2023 and December 31, 2022 are assets of $23 million and $0 million, liabilities of $1 million and $0 million, and redeemable noncontrolling interests of $7 million and $0 million, respectively, from consolidation of AB-sponsored investment funds under the VOE model.
Non-Consolidated VIEs
As of September 30, 2023 and December 31, 2022 respectively, the Company held approximately $2.5 billion and $2.4 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including CLOs, hedge funds, private equity funds and real estate-related funds. The Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $265.2 billion and $282.5 billion as of September 30, 2023 and December 31, 2022 respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $2.5 billion and $2.4 billion and approximately $1.3 billion and $1.3 billion of unfunded commitments as of September 30, 2023 and December 31, 2022, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
Non-Consolidated AB-Sponsored Investment Products
As of September 30, 2023 and December 31, 2022, the net assets of investment products sponsored by AB that are non-consolidated VIEs are approximately $54.9 billion and $46.4 billion, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is its investment of $11 million and $6 million as of September 30, 2023 and December 31, 2022. The Company has no further commitments to or economic interest in these VIEs.
Assumption Updates and Model Changes
The Company conducts its annual review of its assumptions and models during the third quarter of each year. The annual review encompasses assumptions underlying the valuation of MRB, liabilities for future policyholder benefits and Additional Liability Update.
However, the Company updates its assumptions as needed in the event it becomes aware of economic conditions or events that could require a change in assumptions that it believes may have a significant impact to the carrying value of product liabilities and assets and consequently materially impact its earnings in the period of the change.
MRB Update
The Company updates its assumptions to reflect emerging experience for withdrawals, mortality and lapse election. This includes actuarial judgement informed by actual experience of how policy holders are expected to use these policies in the future.
LFPB Update
The significant assumptions for the LFPB balances include mortality and lapses for our Traditional life businesses. The primary assumption for the payout block of business is mortality.
Additional Liability Update
The significant assumptions for the additional insurance liability balances include mortality, lapses, premium payment pattern, and interest crediting assumption.
Impact of Assumption Updates
The net impact of assumption changes during the three and nine months ended September 30, 2023 decreased other income by $9 million, increased remeasurement of liability for future policy benefits by $51 million, decreased policy

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

benefits by $2 million, and decreased the change in market risk benefits and purchased market risk benefits by $53 million. This resulted in a decrease in income (loss) from operations, before income taxes of $5 million and decreased net income (loss) by $4 million.
The net impact of this assumption update during the three and nine months ended September 30, 2022 increased remeasurement of liability for future policy benefits by $14 million, decreased policyholders’ benefits by $13 million, increased change in market risk benefits and purchased market risk benefits by $204 million and increased interest credited to policyholder’s account balances by $1 million. This resulted in a decrease in income (loss) from operations, before income taxes of $206 million and decreased net income (loss) by $163 million.
Model Changes
There were no material model changes in the first nine months of 2023 and 2022.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of September 30, 2023 and December 31, 2022 was $654 million and $591 million, respectively. There was no accrued interest written off for AFS fixed maturities for the three and nine months ended September 30, 2023 and 2022.
The following tables provide information relating to the Company’s fixed maturities classified as AFS:
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
September 30, 2023
Fixed Maturities:
Corporate (1)	$50,800	$2	$58	$8,082	$42,774
U.S. Treasury, government and agency	5,744	—	—	1,573	4,171
States and political subdivisions	615	—	2	102	515
Foreign governments	821	—	1	161	661
Residential mortgage-backed (2)	1,791	—	—	136	1,655
Asset-backed (3)	10,477	—	15	212	10,280
Commercial mortgage-backed	4,051	—	—	680	3,371
Redeemable preferred stock	41	—	2	—	43
Total at September 30, 2023	$74,340	$2	$78	$10,946	$63,470
December 31, 2022:
Fixed Maturities:
Corporate (1)	$50,712	$24	$89	$7,206	$43,571
U.S. Treasury, government and agency	7,054	—	1	1,218	5,837
States and political subdivisions	609	—	7	89	527
Foreign governments	985	—	2	151	836
Residential mortgage-backed (2)	908	—	1	87	822
Asset-backed (3)	8,859	—	4	373	8,490
Commercial mortgage-backed	3,823	—	—	588	3,235
Redeemable preferred stock	41	—	2	—	43
Total at December 31, 2022	$72,991	$24	$106	$9,712	$63,361
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
The contractual maturities of AFS fixed maturities as of September 30, 2023 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or pre-payment penalties.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
September 30, 2023
Contractual maturities:
Due in one year or less	$1,677	$1,658
Due in years two through five	14,540	13,675
Due in years six through ten	17,460	15,411
Due after ten years	24,301	17,377
Subtotal	57,978	48,121
Residential mortgage-backed	1,791	1,655
Asset-backed	10,477	10,280
Commercial mortgage-backed	4,051	3,371
Redeemable preferred stock	41	43
Total at September 30, 2023	$74,338	$63,470

The following table shows proceeds from sales, gross gains (losses) from sales and allowance for credit losses for AFS fixed maturities:
Proceeds from Sales, Gross Gains (Losses) from Sales and Allowance for Credit and Intent to Sell Losses for AFS Fixed Maturities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Proceeds from sales	$2,524	$905	$5,579	$11,640
Gross gains on sales	$1	$—	$8	$44
Gross losses on sales	$(348)	$(62)	$(417)	$(653)

Net (increase) decrease in Allowance for Credit and Intent to Sell losses	$(1)	$(243)	$(64)	$(246)

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts:
AFS Fixed Maturities - Credit and Intent to Sell Loss Impairments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Balance, beginning of period	$44	$32	$36	$44
Previously recognized impairments on securities that matured, paid, prepaid or sold	(1)	(2)	(58)	(17)
Recognized impairments on securities impaired to fair value this period (1) (2)	—	246	52	246
Credit losses recognized this period on securities for which credit losses were not previously recognized	1	(1)	10	—
Additional credit losses this period on securities previously impaired	—	5	4	7
Balance, end of period	$44	$280	$44	$280
______________

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

(1)Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.
(2)Amounts reflected for the nine months ended September 30, 2023 represent AFS fixed maturities in an unrealized loss position, which the Company sold in anticipation of Equitable Financial’s ordinary dividend to Holdings.
The tables below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI:
Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Three Months Ended September 30, 2023
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, beginning of period	$(8,641)	$36	$238	$(8,367)
Net investment gains (losses) arising during the period	(2,575)	—	—	(2,575)
Reclassification adjustment:
Included in net income (loss)	348	—	—	348
Excluded from net income (loss)	—	—	—	—
Other	—	—	—	—
Impact of net unrealized investment gains (losses)	—	38	460	498
Net unrealized investment gains (losses) excluding credit losses	(10,868)	74	698	(10,096)
Net unrealized investment gains (losses) with credit losses	1	—	—	1
Balance, end of period	$(10,867)	$74	$698	$(10,095)

	Three Months Ended September 30, 2022
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, beginning of period	$(6,965)	$25	$1,457	$(5,483)
Net investment gains (losses) arising during the period	(4,045)	—	—	(4,045)
Reclassification adjustment:
Included in net income (loss)	311	—	—	311
Excluded from net income (loss)	—	—	—	—
Other	—	—	—	—
Impact of net unrealized investment gains (losses)	—	16	781	797
Net unrealized investment gains (losses) excluding credit losses	(10,699)	41	2,238	(8,420)
Net unrealized investment gains (losses) with credit losses	1	—	—	1
Balance, end of period	$(10,698)	$41	$2,238	$(8,419)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Nine Months Ended September 30, 2023
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, beginning of period	$(9,606)	$41	$440	$(9,125)
Net investment gains (losses) arising during the period	(1,730)	—	—	(1,730)
Reclassification adjustment:
Included in net income (loss)	474	—	—	474
Other	—	—	—	—
Impact of net unrealized investment gains (losses)	—	33	257	290
Net unrealized investment gains (losses) excluding credit losses	(10,862)	74	697	(10,091)
Net unrealized investment gains (losses) with credit losses	(5)	—	1	(4)
Balance, end of period	$(10,867)	$74	$698	$(10,095)

	Nine Months Ended September 30, 2022
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, beginning of period	$4,809	$(169)	$(974)	$3,666
Net investment gains (losses) arising during the period	(16,359)	—	—	(16,359)
Reclassification adjustment:
Included in net income (loss)	859	—	—	859
Other	—	—	—	—
Impact of net unrealized investment gains (losses)	—	210	3,210	3,420
Net unrealized investment gains (losses) excluding credit losses	(10,691)	41	2,236	(8,414)
Net unrealized investment gains (losses) with credit losses	(7)	—	2	(5)
Balance, end of period	$(10,698)	$41	$2,238	$(8,419)

The following tables disclose the fair values and gross unrealized losses of the 5,517 issues as of September 30, 2023 and the 5,209 issues as of December 31, 2022 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
September 30, 2023
Fixed Maturities:
Corporate	$7,091	$349	$32,564	$7,733	$39,655	$8,082
U.S. Treasury, government and agency	175	7	3,994	1,566	4,169	1,573
States and political subdivisions	137	2	270	100	407	102
Foreign governments	46	2	556	159	602	161
Residential mortgage-backed	967	22	675	114	1,642	136
Asset-backed	2,067	18	6,244	194	8,311	212
Commercial mortgage-backed	300	8	2,956	672	3,256	680
Total at September 30, 2023	$10,783	$408	$47,259	$10,538	$58,042	$10,946

December 31, 2022:
Fixed Maturities:
Corporate	$24,580	$2,668	$16,534	$4,536	$41,114	$7,204
U.S. Treasury, government and agency	5,564	1,200	204	18	5,768	1,218
States and political subdivisions	130	25	173	64	303	89
Foreign governments	349	42	417	109	766	151
Residential mortgage-backed	671	49	83	38	754	87
Asset-backed	6,298	230	1,765	143	8,063	373
Commercial mortgage-backed	1,577	201	1,640	387	3,217	588
Total at December 31, 2022	$39,169	$4,415	$20,816	$5,295	$59,985	$9,710

The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.9% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of September 30, 2023 and December 31, 2022 were $400 million and $327 million, respectively, representing 12.2% and 10.4% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of September 30, 2023 and December 31, 2022, respectively, approximately $2.7 billion and $2.9 billion, or 3.7% and 4.0%, of the $74.3 billion and $73.0 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $153 million and $208 million as of September 30, 2023 and December 31, 2022, respectively.
As of September 30, 2023 and December 31, 2022, respectively, the $10.5 billion and $5.3 billion of gross unrealized losses of twelve months or more were primarily concentrated in corporate securities. In accordance with the policy described in Note 2 of the Notes to these Consolidated Financial Statements, the Company concluded that an adjustment to the allowance for credit losses for these securities was not warranted at either September 30, 2023 or December 31, 2022. As of September 30, 2023 and December 31, 2022, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of September 30, 2023, the Company determined that the unrealized loss was primarily due to increases in interest rates and credit spreads.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Securities Lending
The Company has entered into securities lending agreements with an agent bank whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of September 30, 2023, the estimated fair value of loaned securities was $111 million. The agreements require a minimum of 102% of the fair value of the loaned securities to be held as cash collateral, calculated daily. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. As of September 30, 2023, cash collateral received in the amount of $113 million, was invested by the agent bank. A securities lending payable for the overnight and continuous loans is included in other liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as net investment income and were not material for the three and nine months ended September 30, 2023.
Mortgage Loans on Real Estate
In September 2023, the Company began investing in residential mortgage loans. Accrued interest receivable on commercial, agricultural and residential mortgage loans as of September 30, 2023 and December 31, 2022 was $78 million and $71 million, respectively. There was no accrued interest written off for commercial, agricultural and residential mortgage loans for the nine months ended September 30, 2023 and 2022.
As of September 30, 2023, the Company had no loans for which foreclosure was probable included within the individually assessed mortgage loans, and accordingly had no associated allowance for credit losses.
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial, agricultural and residential mortgage loans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Allowance for credit losses on mortgage loans:
Commercial mortgages:
Balance, beginning of period	$140	$58	$123	$57
Current-period provision for expected credit losses	63	19	80	20
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	63	19	80	20
Balance, end of period	$203	$77	$203	$77

Agricultural mortgages:
Balance, beginning of period	$5	$6	$6	$5
Current-period provision for expected credit losses	1	—	—	1
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	1	—	—	1
Balance, end of period	$6	$6	$6	$6

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in millions)
Residential mortgages:
Balance, beginning of period	$—	$—	$—	$—
Current-period provision for expected credit losses	—	—	—	—
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	—	—	—	—
Balance, end of period	$—	$—	$—	$—

Total allowance for credit losses	$209	$83	$209	$83

The change in the allowance for credit losses is attributable to:
•increases/decreases in the loan balance due to new originations, maturing mortgages, and loan amortization; and
•changes in credit quality and economic assumptions.
Credit Quality Information
The Company’s commercial and agricultural mortgage loans segregated by risk rating exposure were as follows:
Loan to Value (“LTV”) Ratios (1) (3)

	September 30, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial and agricultural mortgage loans:
Commercial:
0% - 50%	$250	$484	$130	$35	$—	$1,620	$—	$—	$2,519
50% - 70%	688	2,313	815	869	257	2,618	419	96	8,075
70% - 90%	247	488	1,139	463	289	1,198	6	36	3,866
90% plus	—	—	34	—	92	696	—	—	822
Total commercial	$1,185	$3,285	$2,118	$1,367	$638	$6,132	$425	$132	$15,282

Agricultural:
0% - 50%	$86	$163	$186	$235	$134	$811	$—	$—	$1,615
50% - 70%	46	146	162	204	58	303	—	—	919
70% - 90%	—	—	—	—	—	16	—	—	16
90% plus	—	—	—	—	—	—	—	—	—
Total agricultural	$132	$309	$348	$439	$192	$1,130	$—	$—	$2,550

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	September 30, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Total commercial and agricultural mortgage loans:
0% - 50%	$336	$647	$316	$270	$134	$2,431	$—	$—	$4,134
50% - 70%	734	2,459	977	1,073	315	2,921	419	96	8,994
70% - 90%	247	488	1,139	463	289	1,214	6	36	3,882
90% plus	—	—	34	—	92	696	—	—	822
Total commercial and agricultural mortgage loans	$1,317	$3,594	$2,466	$1,806	$830	$7,262	$425	$132	$17,832

Debt Service Coverage (“DSC”) Ratios (2) (3)

	September 30, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial and agricultural mortgage loans:
Commercial:
Greater than 2.0x	$175	$695	$1,126	$1,140	$157	$3,127	$—	$—	$6,420
1.8x to 2.0x	—	—	181	167	172	737	256	96	1,609
1.5x to 1.8x	81	799	234	—	236	984	92	—	2,426
1.2x to 1.5x	522	762	455	—	30	761	6	—	2,536
1.0x to 1.2x	400	674	43	—	43	416	71	36	1,683
Less than 1.0x	7	355	79	60	—	107	—	—	608
Total commercial	$1,185	$3,285	$2,118	$1,367	$638	$6,132	$425	$132	$15,282

Agricultural:
Greater than 2.0x	$7	$51	$39	$60	$20	$184	$—	$—	$361
1.8x to 2.0x	16	16	56	32	23	62	—	—	205
1.5x to 1.8x	9	50	31	109	18	199	—	—	416
1.2x to 1.5x	38	111	155	173	99	374	—	—	950
1.0x to 1.2x	33	57	63	57	26	287	—	—	523
Less than 1.0x	29	24	4	8	6	24	—	—	95
Total agricultural	$132	$309	$348	$439	$192	$1,130	$—	$—	$2,550

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	September 30, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Total commercial and agricultural mortgage loans:
Greater than 2.0x	$182	$746	$1,165	$1,200	$177	$3,311	$—	$—	$6,781
1.8x to 2.0x	16	16	237	199	195	799	256	96	1,814
1.5x to 1.8x	90	849	265	109	254	1,183	92	—	2,842
1.2x to 1.5x	560	873	610	173	129	1,135	6	—	3,486
1.0x to 1.2x	433	731	106	57	69	703	71	36	2,206
Less than 1.0x	36	379	83	68	6	131	—	—	703
Total commercial and agricultural mortgage loans	$1,317	$3,594	$2,466	$1,806	$830	$7,262	$425	$132	$17,832
______________
(1)The LTV ratio is derived from current loan balance divided by the fair value of the property. The fair value of the underlying commercial properties is updated annually for each mortgage loan.
(2)The DSC ratio is calculated using the most recently reported operating income results from property operations divided by annual debt service.
(3)Residential mortgage loans are excluded from the above tables.
LTV Ratios (1) (3)

	December 31, 2022
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial and agricultural mortgage loans:
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	December 31, 2022
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Total commercial and agricultural mortgage loans:
0% - 50%	$787	$312	$228	$129	$251	$1,984	$—	$—	$3,691
50% - 70%	2,475	1,754	1,128	381	706	2,521	328	—	9,293
70% - 90%	363	415	463	329	424	1,330	—	34	3,358
90% plus	—	—	—	—	35	233	—	—	268
Total commercial and agricultural mortgage loans	$3,625	$2,481	$1,819	$839	$1,416	$6,068	$328	$34	$16,610

DSC Ratios (2) (3)

	December 31, 2022
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial and agricultural mortgage loans:
Commercial:
Greater than 2.0x	$771	$1,159	$1,113	$102	$571	$1,923	$—	$—	$5,639
1.8x to 2.0x	158	215	164	197	186	482	279	—	1,681
1.5x to 1.8x	337	390	32	153	176	1,175	4	—	2,267
1.2x to 1.5x	1,041	259	—	92	73	917	—	—	2,382
1.0x to 1.2x	507	43	60	98	160	492	45	34	1,439
Less than 1.0x	458	48	—	—	35	71	—	—	612
Total commercial	$3,272	$2,114	$1,369	$642	$1,201	$5,060	$328	$34	$14,020

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	December 31, 2022
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Agricultural:
Greater than 2.0x	$51	$40	$62	$21	$12	$193	$—	$—	$379
1.8x to 2.0x	16	58	35	24	14	51	—	—	198
1.5x to 1.8x	69	42	111	18	19	196	—	—	455
1.2x to 1.5x	107	147	177	98	99	298	—	—	926
1.0x to 1.2x	91	80	61	30	60	257	—	—	579
Less than 1.0x	19	—	4	6	11	13	—	—	53
Total agricultural	$353	$367	$450	$197	$215	$1,008	$—	$—	$2,590

Total commercial and agricultural mortgage loans:
Greater than 2.0x	$822	$1,199	$1,175	$123	$583	$2,116	$—	$—	$6,018
1.8x to 2.0x	174	273	199	221	200	533	279	—	1,879
1.5x to 1.8x	406	432	143	171	195	1,371	4	—	2,722
1.2x to 1.5x	1,148	406	177	190	172	1,215	—	—	3,308
1.0x to 1.2x	598	123	121	128	220	749	45	34	2,018
Less than 1.0x	477	48	4	6	46	84	—	—	665
Total commercial and agricultural mortgage loans	$3,625	$2,481	$1,819	$839	$1,416	$6,068	$328	$34	$16,610
______________
(1)The LTV ratio is derived from current loan balance divided by the fair value of the property. The fair value of the underlying commercial properties is updated annually for each mortgage loan.
(2)The DSC ratio is calculated using the most recently reported operating income results from property operations divided by annual debt service.
(3)Residential mortgage loans are excluded from the above tables.
The amortized cost of residential mortgage loans by credit quality indicator and origination year was as follows:

	September 30, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
Performance indicators:
Performing	$21	$11	$—	$—	$—	$—	$32
Nonperforming	—	—	—	—	—	—	—
Total	$21	$11	$—	$—	$—	$—	$32

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Past-Due and Nonaccrual Mortgage Loan Status
The aging analysis of past-due mortgage loans were as follows:
Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
September 30, 2023:
Mortgage loans:
Commercial	$—	$—	$—	$—	$15,248	$15,248	$34	$15,282	$—	$1
Agricultural	18	4	42	64	2,467	2,531	19	2,550	3	—
Residential	—	—	—	—	32	32	—	32	—	—
Total	$18	$4	$42	$64	$17,747	$17,811	$53	$17,864	$3	$1

December 31, 2022:
Mortgage loans:
Commercial	$56	$—	$—	$56	$13,964	$14,020	$—	$14,020	$—	$—
Agricultural	3	5	13	21	2,553	2,574	16	2,590	—	—
Residential	—	—	—	—	—	—	—	—	—	—
Total	$59	$5	$13	$77	$16,517	$16,594	$16	$16,610	$—	$—
_______________
(1)Amounts presented at amortized cost basis.
As of September 30, 2023 and December 31, 2022, the amortized cost of problem mortgage loans that had been classified as non-accrual loans were $19 million and $16 million, respectively.
Troubled Debt Restructuring
During the first quarter of 2023, the Company granted a modification to a $56 million commercial real estate loan. The modification reflects a pay and accrue structure where the loan was converted to interest only, and the pay rate is lower than the current rate beginning in 2023; 0.35% in 2023 and stepping up annually until it reaches the existing coupon of 5.0% in 2027. Interest between the pay rate and the coupon rate will be accrued and added to the loan monthly. Additionally, any excess cash flow above the pay rate will be applied to the loan. For the accounting policy pertaining to our TDRs see Note 2 of the Notes to these Consolidated Financial Statements.
During the three and nine months ended September 30, 2023 and 2022 the Company identified an immaterial amount of TDRs.
Equity Securities
The breakdown of unrealized and realized gains and (losses) on equity securities was as follows:
Unrealized and Realized Gains (Losses) from Equity Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(5)	$(33)	$(3)	$(143)
Net investment gains (losses) recognized on securities sold during the period	(6)	—	(9)	(11)
Unrealized and realized gains (losses) on equity securities	$(11)	$(33)	$(12)	$(154)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Trading Securities
As of September 30, 2023 and December 31, 2022, respectively, the fair value of the Company’s trading securities was $1.0 billion and $677 million. As of September 30, 2023 and December 31, 2022, respectively, trading securities included the General Account’s investment in Separate Accounts had carrying values of $45 million and $39 million.
The breakdown of net investment income (loss) from trading securities was as follows:
Net Investment Income (Loss) from Trading Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(26)	$(44)	$20	$(246)
Net investment gains (losses) recognized on securities sold during the period	(1)	—	(3)	6
Unrealized and realized gains (losses) on trading securities	(27)	(44)	17	(240)
Interest and dividend income from trading securities	8	2	20	20
Net investment income (loss) from trading securities	$(19)	$(42)	$37	$(220)
Fixed maturities, at fair value using the fair value option
The breakdown of net investment income (loss) from fixed maturities, at fair value using the fair value option were as follows:
Net Investment Income (Loss) from Fixed Maturities, at Fair Value using the Fair Value Option

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$4	$(7)	$23	$(20)
Net investment gains (losses) recognized on securities sold during the period	(5)	(1)	(19)	5
Unrealized and realized gains (losses) from fixed maturities	(1)	(8)	4	(15)
Interest and dividend income from fixed maturities	3	1	7	—
Net investment income (loss) from fixed maturities	$2	$(7)	$11	$(15)
Net Investment Income
The following tables provides the components of net investment income by investment type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Fixed maturities	$788	$700	$2,254	$1,939
Mortgage loans on real estate	224	148	599	424
Other equity investments	33	13	63	129
Policy loans	55	49	158	160
Trading securities	(19)	(42)	37	(220)
Other investment income	18	14	59	17
Fixed maturities, at fair value using the fair value option	2	(7)	11	(15)
Gross investment income (loss)	1,101	875	3,181	2,434
Investment expenses	(30)	(33)	(84)	(77)
Net investment income (loss)	$1,071	$842	$3,097	$2,357

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Investment Gains (Losses), Net
Investment gains (losses), net, including changes in the valuation allowances and credit losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Fixed maturities	$(348)	$(311)	$(475)	$(859)
Mortgage loans on real estate	(63)	(19)	(80)	(21)
Other equity investments (1)	—	—	—	—
Other	—	(2)	1	(10)
Investment gains (losses), net	$(411)	$(332)	$(554)	$(890)
_____________
(1)    Investment gains (losses), net of Other equity investments includes Real Estate Held for production.

Investment results passed through to certain participating group annuity contracts as interest credited to policyholders’ account balances totaled $0 million and $1 million for the three and nine months ended September 30, 2023, respectively, and $0 million and $1 million for the three and nine months ended September 30, 2022, respectively.

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
For GMxB features, the Company retains certain risks including basis, credit spread, and some volatility risk and risk associated with actual experience versus expected actuarial assumptions for mortality, lapse and surrender, withdrawal and policyholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMxB features that result from financial markets movements. A portion of exposure to realized equity volatility is hedged using equity options and variance swaps and a portion of exposure to credit risk is hedged using total return swaps on fixed income indices. Additionally, the Company is party to total return swaps for which the reference U.S. Treasury securities are contemporaneously purchased from the market and sold to the swap counterparty. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, the Company derecognizes these securities with consequent gain or loss from the sale. The Company has also purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company. The reinsurance of the GMIB features is accounted for as purchased market risk benefits. In addition, on June 1, 2021, we ceded legacy variable annuity policies sold by Equitable Financial between 2006-2008 (the “Block”), comprised of non-New York “Accumulator” policies containing fixed rate GMIB and/or GMDB guarantees to CS Life. As this contract provides full risk transfer and thus has the same risk attributes as the underlying direct contracts, the benefits of this treaty are accounted for in the same manner as the underlying gross reserves and therefore the amounts due from reinsurers related to the GMIB with NLG are accounted for as purchased market risk benefits.
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
The following table presents the gross notional amount and estimated fair value of the Company’s derivatives:
Derivative Instruments by Category

	September 30, 2023				December 31, 2022
		Fair Value				Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivatives	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivatives
	(in millions)
Derivatives: designated for hedge accounting (1)
Cash flow hedges:
Currency swaps	$2,140	$86	$87	$(1)	$1,431	$99	$85	$14
Interest swaps	952	—	294	(294)	955	—	294	(294)
Total: designated for hedge accounting	3,092	86	381	(295)	2,386	99	379	(280)
Derivatives: not designated for hedge accounting (1)
Equity contracts:
Futures	8,481	3	—	3	5,151	2	—	2
Swaps	12,556	51	14	37	11,188	39	9	30
Options	47,628	10,336	2,718	7,618	40,122	7,583	3,412	4,171
Interest rate contracts:
Futures	6,449	—	—	—	12,693	—	—	—
Swaps	3,073	1	157	(156)	1,515	—	166	(166)
Credit contracts:
Credit default swaps	272	13	7	6	327	18	9	9
Currency contracts:
Currency swaps	721	38	—	38	397	4	13	(9)
Currency forwards	29	19	18	1	62	31	32	(1)
Other freestanding contracts:
Margin	—	470	—	470	—	226	—	226
Collateral	—	156	7,994	(7,838)	—	142	4,472	(4,330)
Total: not designated for hedge accounting	79,209	11,087	10,908	179	71,455	8,045	8,113	(68)

Embedded derivatives:
SCS, SIO, MSO and IUL indexed features (2)	—	—	7,905	(7,905)	—	—	4,164	(4,164)
Total embedded derivatives	—	—	7,905	(7,905)	—	—	4,164	(4,164)

Total derivative instruments	$82,301	$11,173	$19,194	$(8,021)	$73,841	$8,144	$12,656	$(4,512)
___________
(1)Reported in other invested assets in the consolidated balance sheets.
(2)Reported in policyholders’ account balances in the consolidated balance sheets.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The following table presents the effects of derivative instruments on the consolidated statements of income and comprehensive income (loss):
Derivative Instruments by Category

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	Net Derivatives Gain (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gain (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: designated for hedge accounting
Cash flow hedges:
Currency swaps	$(12)	$2	$8	$14	$(2)	$8	$(59)	$41
Interest swaps	8	—	—	27	(13)	—	—	30
Total: designated for hedge accounting	(4)	2	8	41	(15)	8	(59)	71
Derivatives: not Designated for hedge accounting
Equity contracts:
Futures	(28)	—	—	—	(187)	—	—	—
Swaps	666	—	—	—	(645)	—	—	—
Options	(868)	—	—	—	3,133	—	—	—
Interest rate contracts:
Futures	26	—	—	—	36	—	—	—
Swaps	(288)	—	—	—	(297)	—	—	—
Credit contracts:
Credit default swaps	—	—	—	—	(5)	—	—	—
Currency contracts:
Currency swaps	28	—	—	—	9	—	—	—
Currency forwards	1	—	—	—	1	—	—	—
Other freestanding contracts:
Margin	—	—	—	—	—	—	—	—
Collateral	—	—	—	—	—	—	—	—
Total: not designated for hedge accounting	(463)	—	—	—	2,045	—	—	—

Embedded derivatives:
SCS, SIO,MSO and IUL indexed features	1,082	—	—	—	(3,173)	—	—	—
Total embedded derivatives	1,082	—	—	—	(3,173)	—	—	—

Total derivative instruments	$615	$2	$8	$41	$(1,143)	$8	$(59)	$71
______________
(1)Reported in net derivative gains (losses) in the consolidated statements of income (loss).

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
	Net Derivatives Gain (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gain (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: designated for hedge accounting
Cash flow hedges:
Currency swaps	$7	$5	$(36)	$111	$21	$7	$(46)	$116
Interest swaps	(38)	—	—	94	(79)	—	—	242
Total: designated for hedge accounting	(31)	5	(36)	205	(58)	7	(46)	358
Derivatives: not Designated for hedge accounting
Equity contracts:
Futures	31	—	—	—	486	—	—	—
Swaps	596	—	—	—	3,374	—	—	—
Options	(649)	—	—	—	(4,379)	—	—	—
Interest rate contracts:
Futures	(428)	—	—	—	(1,486)	—	—	—
Swaps	(125)	—	—	—	(428)	—	—	—
Credit contracts:
Credit default swaps	(1)	—	—	—	13	—	—	—
Currency contracts:
Currency swaps	23	—	—	—	41	—	—	—
Currency forwards	2	—	—	—	5	—	—	—
Other freestanding contracts:
Margin	—	—	—	—	—	—	—	—
Collateral	—	—	—	—	—	—	—	—
Total: not designated for hedge accounting	(551)	—	—	—	(2,374)	—	—	—

Embedded derivatives:
SCS, SIO,MSO and IUL indexed features	781	—	—	—	4,648	—	—	—
Total embedded derivatives	781	—	—	—	4,648	—	—	—

Total derivative instruments	$199	$5	$(36)	$205	$2,216	$7	$(46)	$358
.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The following table presents a roll-forward of cash flow hedges recognized in AOCI:
Roll-forward of Cash flow hedges in AOCI

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Balance, beginning of period	$52	$(55)	$22	$(208)
Amount recorded in AOCI
Currency swaps	(17)	77	(12)	77
Interest swaps	31	51	4	149
Total amount recorded in AOCI	14	128	(8)	226
Amount reclassified from income to AOCI
Currency swaps (1)	31	34	53	39
Interest swaps (1)	(4)	43	26	93
Total amount reclassified from income to AOCI	27	77	79	132
Balance, end of period (2)	$93	$150	$93	$150
_______________
(1)    Currency swaps income is reported in net investment income in the consolidated statements of income (loss). Interest swaps income is reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2)    The Company does not estimate the amount of the deferred losses in AOCI at September 30, 2023 and 2022 which will be released and reclassified into net income (loss) over the next 12 months as the amounts cannot be reasonably estimated.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts as of September 30, 2023 and December 31, 2022 are exchange-traded and net settled daily in cash. As of September 30, 2023 and December 31, 2022, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $391 million and $247 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $96 million and $113 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and EAFE indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $14 million and $16 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of September 30, 2023 and December 31, 2022, respectively, the Company held $8.0 billion and $4.5 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $156 million and $142 million as of September 30, 2023 and December 31, 2022, respectively, in the normal operation of its collateral arrangements. The Company is exposed to losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.
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

As of September 30, 2023 and December 31, 2022, there were no net liability derivative positions with counterparties with credit risk-related contingent features whose credit rating has fallen. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.
The following tables presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of September 30, 2023

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (3)	Net Amount
	(in millions)
Assets:
Derivative assets (1)	$11,173	$7,532	$3,641	$(3,137)	$504
Secured lending	113	—	113	—	113
Other financial assets	2,326	—	2,326	—	2,326
Other invested assets	$13,612	$7,532	$6,080	$(3,137)	$2,943

Liabilities:
Derivative liabilities (2)	$8,151	$7,532	$619	$—	$619
Secured lending	113	—	$113	—	113
Other financial liabilities	6,680	—	6,680	—	6,680
Other liabilities	$14,944	$7,532	$7,412	$—	$7,412
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
Assets allocated to the Closed Block insure solely to the benefit of the Closed Block policyholders and will not revert to the benefit of the Company. No reallocation, transfer, borrowing or lending of assets can be made between the Closed Block and other portions of the Company’s General Account, any of its Separate Accounts or any affiliate of the Company without the approval of the New York State Department of Financial Services (the “NYDFS”). Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the General Account. For more information on the Closed Block, see Note 6 to the Company's consolidated financial statements included in the Recast 2022 Annual Report.
Summarized financial information for the Company’s Closed Block is as follows:

	September 30, 2023	December 31, 2022
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$5,508	$5,692
Policyholder dividend obligation	—	—
Other liabilities	110	68
Total Closed Block liabilities	5,618	5,760

Assets Designated to the Closed Block:
Fixed maturities AFS, at fair value (amortized cost of $3,062 and $3,171) (allowance for credit losses of $0 and $0)	2,804	2,948
Mortgage loans on real estate (net of allowance for credit losses of $11 and $4)	1,622	1,645
Policy loans	555	569
Cash and other invested assets	6	—
Other assets	193	187
Total assets designated to the Closed Block	5,180	5,349

Excess of Closed Block liabilities over assets designated to the Closed Block	438	411
Amounts included in AOCI:
Net unrealized investment gains (losses), net of policyholders’ dividend obligation: $0 and $0; and net of income tax: $54 and $47	(203)	(177)
Maximum future earnings to be recognized from Closed Block assets and liabilities	$235	$234

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The Company’s Closed Block revenues and expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Revenues:
Premiums and other income	$27	$29	$86	$93
Net investment income (loss)	53	52	156	164
Investment gains (losses), net	(6)	(2)	(6)	(2)
Total revenues	74	79	236	255

Benefits and Other Deductions:
Policyholders’ benefits and dividends	79	93	237	249
Other operating costs and expenses	—	—	—	—
Total benefits and other deductions	79	93	237	249
Net income (loss), before income taxes	(5)	(14)	(1)	6
Income tax (expense) benefit	2	1	—	(1)
Net income (loss)	$(3)	$(13)	$(1)	$5

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

6)    DAC AND OTHER DEFERRED ASSETS/LIABILITIES
Changes in the DAC asset were as follows:

	Nine Months Ended September 30, 2023
	Protection Solutions				Individual Retirement				Legacy	Group Retirement		Corporate and Other	Total
	Term	UL	VUL	IUL	GMxB Core	EI	IE	SCS	GMxB Legacy	EG	Momentum	CB (1)
	(in millions)
Balance, beginning of period	$362	$179	$889	$185	$1,625	$156	$148	$1,279	$593	$710	$89	$127	$6,342
Capitalization	11	5	109	10	87	8	30	364	19	51	7	—	701
Amortization (2)	(29)	(9)	(42)	(8)	(107)	(9)	(11)	(154)	(48)	(31)	(13)	(8)	(469)
Balance, end of period	$344	$175	$956	$187	$1,605	$155	$167	$1,489	$564	$730	$83	$119	$6,574
______________
(1)“CB” defined as Closed Block.
(2)DAC amortization of $3 million related to Other not reflected in table above.

	Nine Months Ended September 30, 2022
	Protection Solutions				Individual Retirement				Legacy	Group Retirement		Corporate and Other	Total
	Term	UL	VUL	IUL	GMxB Core	EI	IE	SCS	GMxB Legacy	EG	Momentum	CB (1)
	(in millions)
Balance, beginning of period	$385	$180	$799	$180	$1,653	$156	$121	$1,070	$631	$677	$94	$138	$6,084
Capitalization	14	9	106	12	85	10	31	287	25	55	11	—	645
Amortization (2)	(31)	(9)	(38)	(8)	(102)	(10)	(10)	(124)	(49)	(31)	(14)	(8)	(434)
Balance, end of period	$368	$180	$867	$184	$1,636	$156	$142	$1,233	$607	$701	$91	$130	$6,295
______________
(1)“CB” defined as Closed Block.
(2)DAC amortization of $2 million related to Other not reflected in table above.

Changes in the Individual Retirement sales inducement assets were as follows:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Nine Months Ended September 30,
	2023		2022
	GMxB Core	GMxB Legacy	GMxB Core	GMxB Legacy
	(in millions)

Balance, beginning of period	$137	$200	$147	$222
Capitalization	2	—	2	—
Amortization	(9)	(16)	(9)	(17)
Balance, end of period	$130	$184	$140	$205

Changes in the Protection Solutions unearned revenue liability were as follows:

	Nine Months Ended September 30,
	2023			2022
	UL	VUL	IUL	UL	VUL	IUL
	(in millions)
Balance, beginning of period	$95	$684	$157	$80	$619	$94
Capitalization	14	86	49	16	77	54
Amortization	(5)	(34)	(8)	(4)	(30)	(5)
Balance, end of period	$104	$736	$198	$92	$666	$143

The following table presents a reconciliation of DAC to the consolidated balance sheets:

	September 30, 2023	December 31, 2022
	(in millions)
Protection Solutions
Term	$344	$362
Universal Life	175	179
Variable Universal Life	956	889
Indexed Universal Life	187	185
Individual Retirement
GMxB Core	1,605	1,625
EQUI-VEST Individual	155	156
Investment Edge	167	148
SCS	1,489	1,279
Legacy Segment
GMxB Legacy	564	593
Group Retirement
EQUI-VEST Group	730	710
Momentum	83	89
Corporate and Other	119	127
Other	25	27
Total	$6,599	$6,369

Annually, or as circumstances warrant, we review the associated decrements assumptions (i.e., mortality and lapse) based on our multi-year average of companies experience with actuarial judgements to reflect other observable industry trends. In addition to DAC, the unearned revenue liability and sales inducement asset (“SIA”) use similar techniques and quarterly update processes for balance amortization.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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
Management is responsible for the determination of the value of investments carried at fair value and the supporting methodologies and assumptions. Under the terms of various service agreements, the Company often utilizes independent valuation service providers to gather, analyze, and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual securities. These independent valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of widely accepted valuation models, provide a single fair value measurement for individual securities for which a fair value has been requested. As further described below with respect to specific asset classes, these inputs include, but are not limited to, market prices for recent trades and transactions in comparable securities, benchmark yields, interest rate yield curves, credit spreads, quoted prices for similar securities, and other market-observable information, as applicable. Specific attributes of the security being valued are also considered, including its term, interest rate, credit rating, industry sector, and when applicable, collateral quality and other security- or issuer-specific information. When insufficient market observable information is available upon which to measure fair value, the Company either will request brokers knowledgeable about these securities to provide a non-binding quote or will employ internal valuation models. Fair values received from independent valuation service providers and brokers and those internally modeled or otherwise estimated are assessed for reasonableness.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. For the periods ended September 30, 2023 and December 31, 2022, the Company recognized impairment adjustments and impairment losses, respectively, to adjust the carrying value of held-for-sale asset and liabilities to their fair value less cost to sell. The value is measured on a nonrecurring basis and categorized within Level 3 of the fair value hierarchy. The fair value was determined using a market approach, estimated based on the negotiated value of the asset and liabilities. See Note 20 of the Notes to these Consolidated Financial Statements for additional details of the Held-for-Sale assets and liabilities.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Fair Value Measurements as of September 30, 2023

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments
Fixed maturities, AFS:
Corporate (1)	$—	$40,671	$2,103	$42,774
U.S. Treasury, government and agency	—	4,171	—	4,171
States and political subdivisions	—	489	26	515
Foreign governments	—	661	—	661
Residential mortgage-backed (2)	—	1,616	39	1,655
Asset-backed (3)	—	10,270	10	10,280
Commercial mortgage-backed	—	3,321	50	3,371
Redeemable preferred stock	—	43	—	43
Total fixed maturities, AFS	—	61,242	2,228	63,470
Fixed maturities, at fair value using the fair value option	—	1,454	180	1,634
Other equity investments (4)	217	445	53	715
Trading securities	329	610	70	1,009
Other invested assets:
Short-term investments	—	677	—	677
Assets of consolidated VIEs/VOEs	73	248	53	374
Swaps	—	(376)	—	(376)
Credit default swaps	—	6	—	6
Futures	3	—	—	3
Options	—	7,618	—	7,618
Total other invested assets	76	8,173	53	8,302
Cash equivalents	3,889	721	—	4,610
Segregated securities	—	928	—	928
Purchased market risk benefits	—	—	8,745	8,745
Assets for market risk benefits	—	—	701	701
Separate Accounts assets (5)	114,566	2,454	1	117,021
Total Assets	$119,077	$76,027	$12,031	$207,135

Liabilities:
Notes issued by consolidated VIE’s, at fair value using the fair value option (6)	$—	$1,510	$—	$1,510
SCS, SIO, MSO and IUL indexed features’ liability	—	7,905	—	7,905
Liabilities of consolidated VIEs and VOEs	1	3	—	4
Liabilities for market risk benefits	—	—	13,011	13,011
Contingent payment arrangements	—	—	252	252
Total Liabilities	$1	$9,418	$13,263	$22,682
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(4)Includes short position equity securities of $13 million that are reported in other liabilities.
(5)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate. As of September 30, 2023, the fair value of such investments was $382 million.
(6)Accrued interest payable of $31 million is reported in Notes issued by consolidated VIE’s, at fair value using the fair value option in the consolidated balance sheets, which is not required to be measured at fair value on a recurring basis.

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
Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, issuer spreads, benchmark securities and other reference data. Additional observable inputs are used when available, and may be appropriate, for certain security types, such as pre-payment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities. The Company’s AAA-rated mortgage- and asset-backed securities are classified as Level 2 for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.
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
The GMWB feature allows the policyholder to withdraw at a minimum, over the life of the contract, an amount based on the contract’s benefit base. The GWBL feature allows the policyholder to withdraw, each year for the life of the contract, a specified annual percentage of an amount based on the contract’s benefit base. The GMAB feature increases the contract account value at the end of a specified period to a GMAB base. The GIB feature provides a lifetime annuity based on predetermined annuity purchase rates if and when the contract account value is depleted. This lifetime annuity is based on predetermined annuity purchase rates applied to a GIB base. The GMDB feature guarantees that the benefit paid upon death will not be less than a guaranteed benefit base. If the contract’s account value is less than the benefit base at the time a death claim is paid, the amount payable will be equal to the benefit base.
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
The valuations of the MRBs and purchased MRB assets incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Accounts funds. The credit risks of the counterparty and of the Company are considered in determining the fair values of its MRBs and purchased MRB assets after taking into account the effects of collateral arrangements. Incremental adjustment to the risk-free curve for counterparty non-performance risk is made to the fair values of the purchased MRB assets. Risk margins were applied to the non-capital markets inputs to the MRBs and purchased MRB valuations.
After giving consideration to collateral arrangements, the Company reduced the fair value of its purchased MRB asset by $730 million and $1.1 billion as of September 30, 2023 and December 31, 2022, respectively, to recognize incremental counterparty non-performance risk.
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
Transfers of Financial Instruments Between Levels 2 and 3
During the nine months ended September 30, 2023, fixed maturities with fair values of $489 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $29 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 15.8% of total equity as of September 30, 2023.
During the nine months ended September 30, 2022, fixed maturities with fair values of $150 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $191 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 7.0% of total equity as of September 30, 2022.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The tables below present reconciliations for all Level 3 assets and liabilities and changes in unrealized gains (losses). Not included below are the changes in balances related to market risk benefits and purchased market risk benefits level 3 assets and liabilities, which are included in Note 9 of the Notes to these Consolidated Financial Statements.

	Three Months Ended September 30, 2023
	Corporate	State and Political Subdivisions	CMBS	Asset-backed	RMBS
	(in millions)
Balance, beginning of period	$2,037	$27	$34	$—	$—
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1	—	—	—	—
Investment gains (losses), net	(5)	—	—	—	—
Subtotal	(4)	—	—	—	—
Other comprehensive income (loss)	5	—	(1)	—	(1)
Purchases	163	—	17	10	40
Sales	(53)	(1)	—	—	—
Settlements	—	—	—	—	—
Other	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—	—
Transfers into Level 3 (1)	(11)	—	—	—	—
Transfers out of Level 3 (1)	(34)	—	—	—	—
Balance, end of period	$2,103	$26	$50	$10	$39
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$5	$—	$—	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of September 30, 2023, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30, 2023
	Other Equity Investments (3)	Separate Accounts Assets	Contingent Payment Arrangement	Trading Securities, at Fair Value	Fixed maturities, at FVO
	(in millions)
Balance, beginning of period	$105	$1	$(250)	$56	$217
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	—	—	—	—	7
Investment gains (losses), net	—	—	—	—	1
Subtotal	—	—	—	—	8
Other comprehensive income (loss)	—	—	—	—	—
Purchases	—	—	—	14	1
Sales	—	—	—	—	(8)
Settlements	—	—	—	—	—
Other	—	—	(2)	—	—
Activity related to consolidated VIEs/VOEs	1	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	(78)
Transfers out of Level 3 (1)	—	—	—	—	40
Balance, end of period	$106	$1	$(252)	$70	$180
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$7
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of September 30, 2023, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(3)Other Equity Investments include other invested assets.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30, 2022
	Corporate	State and Political Subdivisions	CMBS	Asset-backed	RMBS
	(in millions)
Balance, beginning of period	$1,767	$30	$25	$18	$—
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1	—	—	—	—
Investment gains (losses), net	(3)	—	—	—	—
Subtotal	(2)	—	—	—	—
Other comprehensive income (loss)	(71)	(1)	—	1	—
Purchases	218	—	7	(3)	—
Sales	(34)	—	—	—	—
Settlements	—	—	—	—	—
Other	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—	—
Transfers into Level 3 (1)	25	—	—	—	—
Transfers out of Level 3 (1)	8	—	—	(6)	—
Balance, end of period	$1,911	$29	$32	$10	$—
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$(70)	$(1)	$—	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of September 30, 2022, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30, 2022
	Other Equity Investments (3)	Separate Accounts Assets	Contingent Payment Arrangement	Trading Securities, at Fair Value	Fixed maturities, at FVO
	(in millions)
Balance, beginning of period	$67	$1	$(42)	$52	$423
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	(1)	—	—	—	(20)
Investment gains (losses), net	—	—	—	—	—
Subtotal	(1)	—	—	—	(20)
Other comprehensive income (loss)	—	—	—	—	—
Purchases	(49)	—	(228)	—	6
Sales	—	—	—	—	17
Settlements	—	—	—	—	—
Other	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	(3)	—	—
Transfers into Level 3 (1)	—	—	—	—	(84)
Transfers out of Level 3 (1)	—	—	—	—	32
Balance, end of period	$17	$1	$(273)	$52	$374
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$(1)	$—	$—	$—	$(20)
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of September 30, 2022, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(3)Other Equity Investments include other invested assets.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Nine Months Ended September 30, 2023
	Corporate	State and Political Subdivisions	CMBS	Asset-backed	RMBS
	(in millions)
Balance, beginning of period	$2,121	$28	$32	$—	$34
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	4	—	—	—	—
Investment gains (losses), net	(16)	—	—	—	—
Subtotal	(12)	—	—	—	—
Other comprehensive income (loss)	15	—	(1)	—	(1)
Purchases	539	—	19	10	40
Sales	(215)	(2)	—	—	—
Settlements	—	—	—	—	—
Other	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—
Transfers out of Level 3 (1)	(345)	—	—	—	(34)
Balance, end of period	$2,103	$26	$50	$10	$39
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$9	$—	$(1)	$—	$(1)
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of September 30, 2023, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

	Nine Months Ended September 30, 2023
	Other Equity Investments (3)	Separate Accounts Assets	Contingent Payment Arrangement	Trading Securities, at Fair Value	Fixed maturities, at FVO
	(in millions)
Balance, beginning of period	$17	$1	$(247)	$55	$224
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	(3)	—	—	—	6
Investment gains (losses), net	—	—	—	—	(1)
Subtotal	(3)	—	—	—	5
Other comprehensive income (loss)	—	—	—	—	—
Purchases	44	—		15	75
Sales	—	—	—	—	(43)
Settlements	—	—	1	—	—
Other	—	—	(6)	—	—
Activity related to consolidated VIEs/VOEs	48	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	29
Transfers out of Level 3 (1)	—	—	—	—	(110)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Nine Months Ended September 30, 2023
	Other Equity Investments (3)	Separate Accounts Assets	Contingent Payment Arrangement	Trading Securities, at Fair Value	Fixed maturities, at FVO
Balance, end of period	$106	$1	$(252)	$70	$180
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$(3)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$4

______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of September 30, 2023, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(3)Other Equity Investments include other invested assets.

	Nine Months Ended September 30, 2022
	Corporate	State and Political Subdivisions	Asset-backed	CMBS	RMBS
	(in millions)
Balance, beginning of period	$1,504	$35	$8	$20	$—
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	3	—	—	—	—
Investment gains (losses), net	(3)	—	—	—	—
Subtotal	—	—	—	—	—
Other comprehensive income (loss)	(152)	(5)	—	(2)	—
Purchases	777	—	9	14	—
Sales	(195)	(1)	(1)	—	—
Settlements	—	—	—	—	—
Other	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—	—
Transfers into Level 3 (1)	90	—	—	—	—
Transfers out of Level 3 (1)	(113)	—	(6)	—	—
Balance, end of period	$1,911	$29	$10	$32	$—
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$(149)	$(5)	$—	$(2)	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of September 30, 2022, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Nine Months Ended September 30, 2022
	Other Equity Investments (3)	Separate Accounts Assets	Contingent Payment Arrangement	Trading Securities, at Fair Value	Fixed maturities, at FVO
	(in millions)
Balance, beginning of period	$16	$1	$(38)	$65	$201
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	(1)	—	—	—	(20)
Investment gains (losses), net	—	—	—	(13)	—
Subtotal	(1)	—	—	(13)	(20)
Other comprehensive income (loss)	—	—	—	—	—
Purchases	8	—	(230)	—	159
Sales	—	—	—	—	(36)
Settlements	—	—	—	—	—
Other	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	(3)	—	(5)	—	—
Transfers into Level 3 (1)	—	—	—	—	101
Transfers out of Level 3 (1)	(3)	—	—	—	(31)
Balance, end of period	$17	$1	$(273)	$52	$374
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$(1)	$—	$—	$(13)	$(9)
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—
_____________

(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of September 30, 2022, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(3)Other Equity Investments include other invested assets.
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Quantitative Information about Level 3 Fair Value Measurements as of September 30, 2023

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(Dollars in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$363	Matrix pricing model	Spread over Benchmark	20 bps - 295 bps	174 bps
	985	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples Loan to value	1.7x - 30.0x 0.0% - 22.3% 1.1x - 13.9x 0.0% - 59.5%	12.5x 11.7% 5.6x 39.0%
Trading securities, at fair value	70	Discounted cash flow	Earnings multiple Discount factor Discount years	8.3x 10.0% 7
Other equity investments	2	Discounted cash flow	Earnings Multiple	6.7x - 14.0x	7.0x
Purchased MRB asset (1) (2) (4)	8,745	Discounted cash flow	Lapse rates Withdrawal rates GMIB Utilization rates Non-performance risk Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.21%-12.38% 0.07%-14.97% 0.04%-66.21% 48 bps - 118 bps 14%-27% 0.01%-0.18% 0.07%-0.53% 0.33%-42.00%	1.76% 0.52% 7.14% 50 bps 22% 3.01% (same for all ages) (same for all ages)
Liabilities:
AB Contingent consideration payable	$252	Discounted cash flow	Expected revenue growth rates Discount rate	2.0% - 83.9% 1.9% - 10.4%	10.3% 4.6%
Direct MRB (1) (2) (3) (4)	12,310	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality: Ages 0-40 Ages 41-60 Ages 61-115	151 bps 0.21%-29.37% 0.00%-14.97% 0.04%-100.00% 0.01%-0.18% 0.07%-0.53% 0.33%-42.00%	151 bps 3.06% 0.61% 5.51% 2.55% (same for all ages) (same for all ages)
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
(3)MRB liabilities are shown net of MRB assets. Net amount is made up of $13.0 billion of MRB liabilities and $701 million of MRB assets.
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
Excluded from the tables above as of September 30, 2023 and December 31, 2022, respectively, are approximately $1.2 billion and $1.0 billion of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above as of September 30, 2023 and December 31, 2022, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit risk transfer securities, and equipment financings. Included in the tables above as of September 30, 2023 and December 31, 2022, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Carrying Value of Financial Instruments Not Otherwise Disclosed in Note 3 and Note 4 of the Notes to these Consolidated Financial Statements
The carrying values and fair values for financial instruments not otherwise disclosed in Note 3 and Note 4 of the Notes to these Consolidated Financial Statements were as follows:
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
September 30, 2023:
Mortgage loans on real estate	$17,655	$—	$—	$15,458	$15,458
Policy loans	$4,089	$—	$—	$4,284	$4,284
Policyholders’ liabilities: Investment contracts	$1,707	$—	$—	$1,519	$1,519
FHLB funding agreements	$8,178	$—	$8,074	$—	$8,074
FABN funding agreements	$6,717	$—	$6,177	$—	$6,177
Funding agreement-backed commercial paper (FABCP)	$788	$—	$788	$—	$788
Short-term debt (1)	$—	$—	$—	$—	$—
Long-term debt	$3,820	$—	$3,441	$—	$3,441
Separate Accounts liabilities	$10,414	$—	$—	$10,414	$10,414

December 31, 2022:
Mortgage loans on real estate	$16,481	$—	$—	$14,690	$14,690
Policy loans	$4,033	$—	$—	$4,349	$4,349
Policyholders’ liabilities: Investment contracts	$1,916	$—	$—	$1,750	$1,750
FHLB funding agreements	$8,505	$—	$8,390	$—	$8,390
FABN funding agreements	$7,095	$—	$6,384	$—	$6,384
Short-term debt (1)	$520	$—	$518	$—	$518
Long-term debt	$3,322	$—	$3,130	$—	$3,130
Separate Accounts liabilities	$10,236	$—	$—	$10,236	$10,236
_____________
(1)As of September 30, 2023 and December 31, 2022, excludes CLO short-term debt of $0 million and $239 million, respectively which is inclusive as fair valued within notes issued by consolidated VIE’s, at fair value using the fair value option.
Mortgage Loans on Real Estate
Fair values for commercial, agricultural and residential mortgage loans on real estate are measured by discounting future contractual cash flows to be received on the mortgage loan using interest rates at which loans with similar characteristics and credit quality would be made. The discount rate is derived based on the appropriate U.S. Treasury rate with a like term to the remaining term of the loan to which a spread reflective of the risk premium associated with the specific loan is added. Fair values for mortgage loans anticipated to be foreclosed and problem mortgage loans are limited to the fair value of the underlying collateral, if lower.
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
FHLB Funding Agreements
The fair values of Equitable Financial’s FHLB long term funding agreements’ fair values are determined based on indicative market rates published by the FHLB, provided to AB and modeled for each note’s FMV. FHLB short-term funding agreements’ fair values are reflective of notional/par value plus accrued interest.
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
Otherwise Not Required to be Included in the Table Above
The Company’s investment in COLI policies are recorded at their cash surrender value and therefore are not required to be included in the table above.
8)    LIABILITIES FOR FUTURE POLICYHOLDER BENEFITS

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The following table reconciles the net liability for future policy benefits and liability of death benefits to the liability for future policy benefits in the consolidated balance sheets:

	September 30, 2023	December 31, 2022
	(in millions)
Reconciliation
Term	$1,265	$1,365
Individual Retirement - Payout	789	828
Legacy - Payout	3,192	2,689
Group Pension - Benefit Reserve & DPL	475	523
Health	1,437	1,558
UL	1,131	1,109
Subtotal	8,289	8,072
Whole Life Closed Block and Open Block products	5,502	5,664
Other (1)	922	908
Future policyholder benefits total	14,713	14,644
Other policyholder funds and dividends payable	1,934	1,959
Total	$16,647	$16,603
_____________
(1)Primarily consists of future policy benefits related to Protective Life and Annuity, Assumed Life and Disability, Group Life Run off, Variable Interest Sensitive Life rider and Employee Benefits.

The following table summarizes balances and changes in the liability for future policy benefits for nonparticipating traditional and limited pay contracts:

	Nine Months Ended September 30, 2023					Nine Months Ended September 30, 2022
	Protection Solutions	Individual Retirement	Legacy	Corporate & Other		Protection Solutions	Individual Retirement	Legacy	Corporate & Other
	Term	Payout	Payout	Group Pension	Health	Term	Payout	Payout	Group Pension	Health
	(in millions)
Present Value of Expected Net Premiums
Balance, beginning of period	$2,100	$—	$—	$—	$(5)	$2,485	$—	$—	$—	$22
Beginning balance at original discount rate	2,078	—	—	—	(5)	1,864	—	—	—	19
Effect of changes in cash flow assumptions	32	—	—	—	(8)	204	—	—	—	(10)
Effect of actual variances from expected experience	(14)	—	—	—	(6)	38	—	—	—	(12)
Adjusted beginning of period balance	2,096	—	—	—	(19)	2,106	—	—	—	(3)
Issuances	49	—	—	—	—	62	—	—	—	—
Interest accrual	76	—	—	—	(1)	73	—	—	—	—
Net premiums collected	(147)	—	—	—	2	(144)	—	—	—	1
Ending Balance at original discount rate	2,074	—	—	—	(18)	2,097	—	—	—	(2)
Effect of changes in discount rate assumptions	(82)	—	—	—	1	(5)	—	—	—	—
Balance, end of period	$1,992	$—	$—	$—	$(17)	$2,092	$—	$—	$—	$(2)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Nine Months Ended September 30, 2023					Nine Months Ended September 30, 2022
	Protection Solutions	Individual Retirement	Legacy	Corporate & Other		Protection Solutions	Individual Retirement	Legacy	Corporate & Other
	Term	Payout	Payout	Group Pension	Health	Term	Payout	Payout	Group Pension	Health
	(in millions)
Present Value of Expected Future Policy Benefits
Balance, beginning of period	$3,465	$828	$2,689	$523	$1,553	$4,294	$1,114	$2,547	$683	$2,092
Beginning balance of original discount rate	3,391	845	3,024	583	1,795	3,241	883	2,400	632	1,915
Effect of changes in cash flow assumptions	40	—	—	—	(12)	222	(1)	(1)	—	(5)
Effect of actual variances from expected experience	(16)	—	1	—	(5)	41	(1)	(2)	—	(10)
Adjusted beginning of period balance	3,415	845	3,025	583	1,778	3,504	881	2,397	632	1,900
Issuances	53	38	733	—	—	67	19	556	—	—
Interest accrual	126	29	65	15	43	125	30	47	16	46
Benefits payments	(254)	(69)	(199)	(50)	(111)	(283)	(74)	(143)	(53)	(124)
Ending Balance at original discount rate	3,340	843	3,624	548	1,710	3,413	856	2,857	595	1,822
Effect of changes in discount rate assumptions	(84)	(54)	(432)	(73)	(290)	37	(26)	(373)	(65)	(264)
Balance, end of period	$3,256	$789	$3,192	$475	$1,420	$3,450	$830	$2,484	$530	$1,558
Impact of flooring LFPB at zero	1	—	—	—	—	1	—	—	—	—
Net liability for future policy benefits	$1,265	789	3,192	475	1,437	1,359	830	2,484	530	1,560
Less: Reinsurance recoverable	25	—	(777)	—	(1,145)	22	—	(365)	—	(1,248)
Net liability for future policy benefits, after reinsurance recoverable	$1,290	$789	$2,415	$475	$292	$1,381	$830	$2,119	$530	$312

Weighted-average duration of liability for future policyholder benefits (years)	7.1	9.3	7.7	7.1	8.7	7.1	9.5	8.2	7.2	8.8

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses related to nonparticipating traditional and limited payment contracts:

	September 30, 2023	December 31, 2022
	(in millions)
Term
Expected future benefit payments and expenses (undiscounted)	$5,918	$6,022
Expected future gross premiums (undiscounted)	7,039	7,273
Expected future benefit payments and expenses (discounted; AOCI basis)	3,255	3,465
Expected future gross premiums (discounted; AOCI basis)	3,610	3,904

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	September 30, 2023	December 31, 2022
	(in millions)
Payout - Legacy
Expected future benefit payments and expenses (undiscounted)	4,872	3,947
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted; AOCI basis)	3,105	2,607
Expected future gross premiums (discounted; AOCI basis)	—	—

Payout
Expected future benefit payments and expenses (undiscounted)	1,437	1,460
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted; AOCI basis)	759	801
Expected future gross premiums (discounted; AOCI basis)	—	—

Group Pension
Expected future benefit payments and expenses (undiscounted)	683	730
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted; AOCI basis)	456	563
Expected future gross premiums (discounted; AOCI basis)	—	—

Health
Expected future benefit payments and expenses (undiscounted)	2,375	2,510
Expected future gross premiums (undiscounted)	90	99
Expected future benefit payments and expenses (discounted; AOCI basis)	1,403	1,533
Expected future gross premiums (discounted; AOCI basis)	$69	$78

The table below summarizes the revenue and interest related to nonparticipating traditional and limited payment contracts:

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	Gross Premium		Interest Accretion
	(in millions)
Revenue and Interest Accretion
Term	$206	$206	$50	$53
Payout - Legacy	99	76	74	47
Payout	36	17	29	30
Group Pension	—	—	15	16
Health	6	7	44	46
Total	$347	$306	$212	$192

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The following table provides the weighted average interest rates for the liability for future policy benefits:

	September 30, 2023	December 31, 2022
Weighted Average Interest Rate
Term
Interest accretion rate	5.6%	5.7%
Current discount rate	5.6%	5.1%
Payout - Legacy
Interest accretion rate	3.9%	3.4%
Current discount rate	5.7%	5.0%
Payout
Interest accretion rate	5.0%	4.9%
Current discount rate	5.8%	5.2%
Group Pension
Interest accretion rate	3.3%	3.4%
Current discount rate	5.7%	5.1%
Health
Interest accretion rate	3.4%	3.3%
Current discount rate	5.8%	5.2%
The following table provides the balance, changes in and the weighted average durations of the additional insurance liabilities:

	Nine months ended September 30,
	2023	2022
	Protection Solutions
	UL
	(Dollars in millions)
Balance, beginning of period	$1,109	$1,087
Beginning balance before AOCI adjustments	1,135	1,076
Effect of changes in interest rate & cash flow assumptions and model changes	(12)	8
Effect of actual variances from expected experience	14	11
Adjusted beginning of period balance	1,137	1,095
Interest accrual	38	36
Net assessments collected	50	49
Benefit payments	(39)	(45)
Ending balance before shadow reserve adjustments	1,186	1,135
Effect of reserve adjustment recorded in AOCI	(55)	(27)
Balance, end of period	$1,131	$1,108

Net liability for additional liability	$1,131	$1,108
Less: Reinsurance recoverable	—	—
Net liability for additional liability, after reinsurance recoverable	$1,131	$1,108

Weighted-average duration of additional liability - death benefit (years)	19.2	22.0

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The following tables provide the revenue, interest and weighted average interest rates, related to the additional insurance liabilities:

	Nine Months Ended September 30,
	2023	2022	2023	2022
	Assessments		Interest Accretion
	(in millions)
Revenue and Interest Accretion
UL	$487	$473	$38	$36
Total	$487	$473	$38	$36

	Nine Months Ended September 30,
	2023	2022

Weighted Average Interest Rate
UL	4.5%	4.5%
Interest accretion rate	4.5%	4.5%

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

9)    MARKET RISK BENEFITS
The following table presents the balances and changes to the balances for market risk benefits for the GMxB benefits on deferred variable annuities:

	Three Months Ended September 30,
	2023				2022
	Individual Retirement	Legacy			Individual Retirement	Legacy
	GMxB Core	GMxB Legacy	Purchased MRB (3)	Net Legacy	GMxB Core	GMxB Legacy	Purchased MRB (3)	Net Legacy
	(in millions)
Balance, beginning of period	$131	$12,720	$(9,923)	$2,797	$414	$15,708	$(11,725)	$3,983
Balance BOP before changes in the instrument specific credit risk	351	14,142	(9,827)	4,315	779	17,735	(11,623)	6,112
Model changes and effect of changes in cash flow assumptions	20	(11)	(33)	(44)	(8)	404	(174)	230
Actual market movement effect	202	718	(300)	418	281	754	(259)	495
Interest accrual	22	213	(150)	63	13	224	(170)	54
Attributed fees accrued (1)	100	212	(66)	146	98	221	(69)	152
Benefit payments	(11)	(322)	190	(132)	(11)	(316)	184	(132)
Actual policyholder behavior different from expected behavior	7	(13)	(2)	(15)	11	42	(32)	10
Changes in future economic assumptions	(411)	(2,609)	1,511	(1,098)	(450)	(2,627)	1,513	(1,115)
Issuances	—	—	—	—	—	—	—	—
Balance EOP before changes in the instrument-specific credit risk	280	12,330	(8,677)	3,653	713	16,437	(10,630)	5,807
Changes in the instrument-specific credit risk (2)	38	(349)	(61)	(410)	(313)	(1,838)	(96)	(1,934)
Balance, end of period	$318	$11,981	$(8,738)	$3,243	$400	$14,599	$(10,726)	$3,873

Weighted-average age of policyholders (years)	64.2	72.9	72.5	N/A	63.3	72.4	71.9	N/A
Net amount at risk	$3,598	$23,123	$12,188	N/A	$3,788	$23,933	$12,364	N/A

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Nine Months Ended September 30,
	2023				2022
	Individual Retirement	Legacy			Individual Retirement	Legacy
	GMxB Core	GMxB Legacy	Purchased MRB (3)	Net Legacy	GMxB Core	GMxB Legacy	Purchased MRB (3)	Net Legacy
	(in millions)
Balance, beginning of period	$530	$14,699	$(10,415)	$4,284	$1,061	$20,236	$(14,059)	$6,177
Balance BOP before changes in the instrument specific credit risk	529	15,314	(10,358)	4,956	666	19,719	(14,051)	5,668
Model changes and effect of changes in cash flow assumptions	20	(11)	(33)	(44)	(8)	317	(145)	172
Actual market movement effect	(128)	(662)	402	(260)	1,284	4,414	(1,672)	2,742
Interest accrual	60	604	(437)	167	30	507	(334)	173
Attributed fees accrued (1)	306	630	(207)	423	299	659	(216)	443
Benefit payments	(35)	(1,008)	560	(448)	(24)	(849)	472	(377)
Actual policyholder behavior different from expected behavior	19	1	(28)	(27)	16	101	(72)	29
Changes in future economic assumptions	(488)	(2,538)	1,424	(1,114)	(1,546)	(8,431)	5,388	(3,043)
Issuances	(3)	—	—	—	(4)	—	—	—
Balance EOP before changes in the instrument-specific credit risk	280	12,330	(8,677)	3,653	713	16,437	(10,630)	5,807
Changes in the instrument-specific credit risk (2)	38	(349)	(61)	(410)	(313)	(1,838)	(96)	(1,934)
Balance, end of period	$318	$11,981	$(8,738)	$3,243	$400	$14,599	$(10,726)	$3,873

Weighted-average age of policyholders (years)	64.2	72.9	72.5	N/A	63.3	72.4	71.9	N/A
Net amount at risk	$3,598	$23,123	$12,188	N/A	$3,788	$23,933	$12,364	N/A
_____________
(1)Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)Changes are recorded in OCI except for reinsurer credit which is reflected in the consolidated income statement.
(3)Purchased MRB is the impact of non-affiliated reinsurance.

The following table reconciles market risk benefits by the amounts in an asset position and amounts in a liability position to the market risk benefit amounts in the consolidated balance sheets:

	September 30, 2023					December 31, 2022
	Direct Asset	Direct Liability	Net Direct MRB	Purchased MRB	Total	Direct Asset	Direct Liability	Net Direct MRB	Purchased MRB	Total
	(in millions)
Individual Retirement
GMxB Core	$(515)	$833	$318	$—	$318	$(387)	$917	$530	$—	$530
Legacy Segment
GMxB Legacy	(129)	12,110	11,981	(8,738)	3,243	(51)	14,749	14,699	(10,412)	4,287
Other (1)	(57)	68	11	(7)	4	(52)	100	47	(11)	36
Total	$(701)	$13,011	$12,310	$(8,745)	$3,565	$(490)	$15,766	$15,276	$(10,423)	$4,853
______________
(1)Other primarily includes Individual EQUI-VEST MRB.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

10)     POLICYHOLDER ACCOUNT BALANCES
The following table reconciles the policyholders account balances to the policyholders’ account balance liability in the consolidated balance sheets:

	September 30, 2023	December 31, 2022
	(in millions)
Policyholders’ account balance reconciliation
Protection Solutions
Universal Life	$5,236	$5,340
Variable Universal Life	4,807	4,909
Legacy Segment
GMxB Legacy	644	688
Individual Retirement
GMxB Core	51	69
SCS	44,221	35,702
EQUI-VEST Individual	2,434	2,652
Group Retirement
EQUI-VEST Group	11,729	12,045
Momentum	628	702
Other (1)	6,409	6,118
Balance (exclusive of Funding Agreements)	76,159	68,225
Funding Agreements	15,753	15,641
Balance, end of period	$91,912	$83,866
_____________
(1)Primarily reflects products IR Payout, IR Other, Indexed Universal Life, Investment Edge, Group Pension, Closed Block and Corporate and Other.
The following table summarizes the balances and changes in policyholder’s account balances:

	Nine Months Ended September 30, 2023
	Protection Solutions		Legacy	Individual Retirement			Group Retirement
	Universal Life	Variable Universal Life	GMxB Legacy	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum
	(Dollars in millions)
Balance, beginning of period	$5,340	$4,909	$688	$69	$35,702	$2,652	$12,045	$702
Issuances	—	—	—	—	—	—	—	—
Premiums received	528	107	70	163	5	27	460	49
Policy charges	(572)	(190)	9	2	(6)	—	(4)	—
Surrenders and withdrawals	(57)	(33)	(68)	(24)	(2,046)	(256)	(1,207)	(105)
Benefit payments	(169)	(84)	(75)	(1)	(194)	(56)	(54)	(4)
Net transfers from (to) separate account	—	(53)	—	(162)	7,366	7	210	(24)
Interest credited (2)	166	151	20	4	3,394	56	268	10
Other	—	—	—	—	—	4	11	—
Balance, end of period	$5,236	$4,807	$644	$51	$44,221	$2,434	$11,729	$628

Weighted-average crediting rate	3.75%	3.70%	2.71%	1.57%	N/A	2.90%	2.56%	2.33%
Net amount at risk (3)	$36,003	$115,752	$23,123	$3,598	$31	$126	$51	$—
Cash surrender value	$3,450	$3,201	$607	$273	$40,156	$2,427	$11,672	$630
______________
(1)SCS sales are recorded as a Separate Account liability until they are swept into the General Account. This sweep is recorded as Net Transfers from (to) separate account.
(2)SCS and EQUI-VEST Group includes amounts related to the change in embedded derivative.
(3)For life insurance products the net amount at risk is death benefit less account value for the policyholder. For variable annuity products the net amount at risk is the maximum GMxB NAR for the policyholder.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Nine Months Ended September 30, 2022
	Protection Solutions		Legacy	Individual Retirement			Group Retirement
	Universal Life	Variable Universal Life	GMxB Legacy	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum
	(Dollars in millions)
Balance, beginning of period	$5,462	$4,807	$745	$112	$33,443	$2,784	$11,951	$704
Issuances	—	—	—	—	—	—	—	—
Premiums received	557	122	49	133	1	37	450	61
Policy charges	(595)	(181)	6	(17)	—	(1)	(5)	—
Surrenders and withdrawals	(68)	(12)	(43)	(23)	(1,931)	(131)	(611)	(100)
Benefit payments	(156)	(73)	(75)	(2)	(157)	(43)	(55)	(2)
Net transfers from (to) separate account	—	131	6	(115)	5,684	25	242	47
Interest credited (2)	168	117	22	5	(4,250)	60	142	11
Other	—	—	—	—	—	—	—	—
Balance, end of period	$5,368	$4,911	$710	$93	$32,790	$2,731	$12,114	$721

Weighted-average crediting rate	3.66%	3.69%	2.71%	1.05%	N/A	2.94%	2.55%	2.03%
Net amount at risk (3)	$38,282	$115,357	$23,933	$3,788	$163	$160	$274	$—
Cash surrender value	$3,518	$3,413	$697	$310	$28,910	$2,723	$12,029	$721
______________
(1)SCS sales are recorded as a Separate Account liability until they are swept into the General Account. This sweep is recorded as Net Transfers from (to) separate account.
(2)SCS and EQUI-VEST includes amounts related to the change in embedded derivative.
(3)For life insurance products, the net amount at risk is the death benefit less account value for the policyholder. For variable annuity products, the net amount at risk is the maximum GMxB NAR for the policyholder.
The following table presents the account values by range of guaranteed minimum crediting rates and the related range of the difference in basis points, between rates being credited policyholders and the respective guaranteed minimums:

September 30, 2023
Product (1)	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)
Protection Solutions
Universal Life	0.00% - 1.50%	$—	$—	$1	$5	$6
	1.51% - 2.50%	89	66	553	326	1,034
	Greater than2.50%	3,529	635	—	—	4,164
	Total	$3,618	$701	$554	$331	$5,204

Variable Universal Life	0.00% - 1.50%	$20	$39	$36	$6	$101
	1.51% - 2.50%	139	415	6	—	560
	Greater than 2.50%	3,701	—	12	5	3,718
	Total	$3,860	$454	$54	$11	$4,379
Legacy Segment
GMxB Legacy	0.00% - 1.50%	$81	$16	$—	$—	$97
	1.51% - 2.50%	23	—	—	—	23
	Greater than 2.50%	489	—	—	—	489
	Total	$593	$16	$—	$—	$609

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

September 30, 2023
Product (1)	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)
Individual Retirement
GMxB Core	0.00% - 1.50%	$13	$202	$—	$—	$215
	1.51% - 2.50%	13	—	—	—	13
	Greater than 2.50%	54	—	—	—	54
	Total	$80	$202	$—	$—	$282

EQUI-VEST Individual	0.00% - 1.50%	$52	$225	$—	$—	$277
	1.51% - 2.50%	44	—	—	—	44
	Greater than 2.50%	2,112	—	—	—	2,112
	Total	$2,208	$225	$—	$—	$2,433

Group Retirement
EQUI-VEST Group	0.00% - 1.50%	$791	$2,310	$35	$341	$3,477
	1.51% - 2.50%	336	—	—	—	336
	Greater than 2.50%	6,845	—	—	—	6,845
	Total	$7,972	$2,310	$35	$341	$10,658

Momentum	0.00% - 1.50%	$—	$12	$337	$55	$404
	1.51% - 2.50%	148	1	—	—	149
	Greater than 2.50%	70	—	5	—	75
	Total	$218	$13	$342	$55	$628

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

December 31, 2022
Product (1)	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)
Protection Solutions
Universal Life	0.00% - 1.50%	$—	$—	$5	$1	$6
	1.51% - 2.50%	181	197	605	47	1,030
	Greater than 2.50%	3,615	657	—	—	4,272
	Total	$3,796	$854	$610	$48	$5,308

Variable Universal Life	0.00% - 1.50%	$30	$40	$7	$1	$78
	1.51% - 2.50%	485	53	—	—	538
	Greater than 2.50%	3,900	—	2	—	3,902
	Total	$4,415	$93	$9	$1	$4,518
Legacy Segment
GMxB Legacy	0.00% - 1.50%	$386	$—	$—	$—	$386
	1.51% - 2.50%	560	—	—	—	560
	Greater than 2.50%	35	—	—	—	35
	Total	$981	$—	$—	$—	$981
Individual Retirement
GMxB Core	0.00% - 1.50%	$289	$—	$—	$—	$289
	1.51% - 2.50%	14	—	—	—	14
	Greater than 2.50%	—	—	—	—	—
	Total	$303	$—	$—	$—	$303

EQUI-VEST Individual	0.00% - 1.50%	$345	$—	$—	$—	$345
	1.51% - 2.50%	46	—	—	—	46
	Greater than 2.50%	2,199	—	62	—	2,261
	Total	$2,590	$—	$62	$—	$2,652

SCS	Products with either a fixed rate or no guaranteed minimum	N/A	N/A	N/A	N/A	N/A
Group Retirement
EQUI-VEST Group	0.00% - 1.50%	$109	$5	$366	$3,112	$3,592
	1.51% - 2.50%	11	2	889	—	902
	Greater than 2.50%	6,949	21	330	—	7,300
	Total	$7,069	$28	$1,585	$3,112	$11,794

Momentum	0.00% - 1.50%	$15	$301	$122	$7	$445
	1.51% - 2.50%	178	1	—	—	179
	Greater than 2.50%	73	—	5	—	78
	Total	$266	$302	$127	$7	$702

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Separate Account - Summary
The following table presents the balances of and changes in Separate Account liabilities:

	Nine Months Ended September 30, 2023
	Protection Solutions	Legacy	Individual Retirement			Group Retirement
	VUL	GMxB Legacy	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum
	(in millions)
Balance, beginning of period	$13,187	$32,616	$27,772	$4,161	$3,798	$22,393	$3,885
Premiums and deposits	845	166	1,170	70	659	1,574	478
Policy charges	(419)	(495)	(365)	(2)	—	(13)	(15)
Surrenders and withdrawals	(415)	(2,001)	(1,898)	(293)	(291)	(1,218)	(529)
Benefit payments	(68)	(562)	(176)	(43)	(33)	(43)	(8)
Investment performance (1)	1,127	2,045	1,120	360	191	1,790	305
Net transfers from (to) general account	53	—	161	(7)	(363)	(210)	24
Other charges (2)	—	—	—	4	—	25	—
Balance, end of period	$14,310	$31,769	$27,784	$4,250	$3,961	$24,298	$4,140

Cash surrender value	$13,988	$31,481	$26,939	$4,218	$3,872	$24,031	$4,132
_____________
(1)Investment performance is reflected net of M&E fees.
(2)EQUI-VEST Individual and EQUI-VEST Group for the nine months ended September 30, 2023, amounts reflect a total special payment applied to the accounts of active clients as part of a previously disclosed settlement agreement between Equitable Financial Life Insurance Company and the Securities & Exchange Commission.

	Nine Months Ended September 30, 2022
	Protection Solutions	Legacy	Individual Retirement			Group Retirement
	VUL	GMxB Legacy	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum
	(in millions)
Balance, beginning of period	$16,405	$44,912	$35,288	$5,583	$4,287	$27,509	$4,975
Premiums and deposits	827	183	1,162	102	663	1,545	480
Policy charges	(402)	(516)	(367)	(2)	1	(12)	(16)
Surrenders and withdrawals	(307)	(2,056)	(1,778)	(225)	(248)	(1,018)	(510)
Benefit payments	(85)	(537)	(172)	(41)	(26)	(47)	(9)
Investment performance (1)	(3,998)	(9)	115	(25)	(158)	(242)	(47)
Net transfers from (to) general account	(131)	(10,375)	(7,445)	(1,396)	(954)	(7,033)	(1,176)
Balance, end of period	$12,309	$31,602	$26,803	$3,996	$3,565	$20,702	$3,697

Cash surrender value	$12,039	$31,301	$25,903	$3,965	$3,470	$20,482	$3,692
______________
(1)    Investment performance is reflected net of M&E fees.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The following table reconciles the Separate Account liabilities to the Separate Account liability balance in the consolidated balance sheets:

	September 30, 2023	December 31, 2022
	(in millions)
Separate Account Reconciliation
Protection Solutions
Variable Universal Life	$14,310	$13,187
Legacy Segment
GMxB Legacy	31,769	32,616
Individual Retirement
GMxB Core	27,784	27,772
EQUI-VEST Individual	4,250	4,161
Investment Edge	3,961	3,798
Group Retirement
EQUI-VEST Group	24,298	22,393
Momentum	4,140	3,885
Other (1)	7,065	7,041
Total	$117,577	$114,853
______________
(1)Primarily reflects Corporate and Other products and Group Retirement products including Association and Group Retirement Other.

The following table presents the aggregate fair value of Separate Account assets by major asset category:

	September 30, 2023
	Protection Solutions	Individual Retirement	Group Retirement	Corp & Other	Legacy Segment	Total
	(in millions)
Asset Type
Debt securities	$53	$1	$19	$7	$—	$80
Common Stock	59	33	457	1,558	—	2,107
Mutual Funds	14,650	37,285	29,733	695	31,784	114,147
Bonds and Notes	95	3	1	1,144	—	1,243
Total	$14,857	$37,322	$30,210	$3,404	$31,784	$117,577

	December 31, 2022
	Protection Solutions	Individual Retirement	Group Retirement	Corp & Other	Legacy Segment	Total
	(in millions)
Asset Type
Debt securities	$58	$1	$17	$8	$—	$84
Common Stock	41	32	430	1,686	—	2,189
Mutual Funds	13,498	36,860	27,639	773	32,625	111,395
Bonds and Notes	119	3	1	1,062	—	1,185
Total	$13,716	$36,896	$28,087	$3,529	$32,625	$114,853

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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
Net Periodic Pension Expense
Components of net periodic pension expense for the Company’s plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Service cost	$2	$2	$6	$6
Interest cost	31	21	93	49
Expected return on assets	(38)	(40)	(116)	(119)
Prior period service cost amortization	1	(1)	—	(2)
Actuarial (gain) loss	—	—	1	1
Net amortization	11	15	28	55
Net Periodic Pension Expense	$7	$(3)	$12	$(10)
12)    INCOME TAXES
Income tax expense for the three and nine months ended September 30, 2023 and 2022 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
During the fourth quarter of 2022, the Company established a valuation allowance of $1.6 billion against its deferred tax asset related to unrealized capital losses in the available for sale securities portfolio. Adjustments to the valuation allowance due to changes in the portfolio’s unrealized capital loss are recorded in other comprehensive income. For the nine months ended September 30, 2023, the Company recorded a decrease to the valuation allowance of $136 million in other comprehensive income.
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Adjustments to the valuation allowance due to new facts or evidence are recorded in net income. During the nine months ended September 30, 2023, the Company increased its borrowing capacity and available liquidity so that the Company now has the ability and intent to hold the underlying securities in its available for sale portfolio to recovery to the extent that additional deferred tax asset would be realized. Based on all available evidence, as of September 30, 2023, the Company concluded that approximately three quarters of the deferred tax asset related to unrealized tax capital losses is more-likely-than-not to be realized and a full valuation allowance is not necessary. For the three and nine months ended September 30, 2023, the Company recorded an

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

increase to the valuation allowance of $20 million and a decrease of $970 million, respectively, in net income. A valuation allowance of $464 million remains against the portion of the deferred tax asset that is still not more-likely-than-not to be realized.
The Company uses the aggregate portfolio approach related to the stranded or disproportionate income tax effects in accumulated other comprehensive income related to available for sale securities. Under this approach, the disproportionate tax effect remains intact as long as the investment portfolio remains.
13)    EQUITY
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows:

	September 30, 2023			December 31, 2022
Series	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
Series A	32,000	32,000	32,000	32,000	32,000	32,000
Series B	20,000	20,000	20,000	20,000	20,000	20,000
Series C	12,000	12,000	12,000	12,000	12,000	12,000
Total	64,000	64,000	64,000	64,000	64,000	64,000

Dividends declared per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Series A dividends declared	$328	$328	$984	$984
Series B dividends declared	$—	$—	$619	$619
Series C dividends declared	$269	$269	$806	$806
Common Stock
Dividends declared per share of common stock were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Dividends declared	$0.22	$0.20	$0.64	$0.58

Share Repurchase
On February 9, 2022, the Company’s Board of Directors authorized a new $1.2 billion share repurchase program. Under this program, the Company may, from time to time purchase shares of its common stock through various means. The Company may choose to suspend or discontinue the repurchase program at any time. The repurchase program does not obligate the Company to purchase any particular number of shares. On February 9, 2023, the Company’s Board of Directors authorized a new $700 million share repurchase program. Under this program, the Company may, from time to time, purchase shares of its common stock through various means. The Company may choose to suspend or discontinue the repurchase program at any time. The repurchase program does not obligate the Company to purchase any particular number of shares. As of September 30, 2023, Holdings had authorized capacity of approximately $392 million remaining in its share repurchase program.
Holdings repurchased a total of 8.3 million and 24.5 million shares of its common stock at an average price of $28.69 and $27.70 through open market repurchases, ASRs and privately negotiated transactions for the three and nine months ended September 30, 2023, respectively and repurchased a total of 7.0 million and 23.2 million shares of its common stock at an average price of $28.67 and $30.17 through open market repurchases, ASRs and privately negotiated transactions for the three and nine months ended September 30, 2022, respectively.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

During the three and nine months ended September 30, 2023, Holdings repurchased 3.4 million and 11.5 million shares, respectively, of its common stock through open market repurchases. During the three and nine months ended September 30, 2022, Holdings repurchased 4.7 million and 12.6 million shares, respectively, of its common stock through open market repurchases.
Accelerated Share Repurchase Agreement
In September 2023, Holdings entered into an ASR with a third-party financial institution to repurchase an aggregate of $70 million of Holdings’ common stock. Pursuant to the ASR, Holdings made a pre-payment of $70 million and received initial delivery of 2.0 million Holdings’ shares. The ASR terminated in October 2023, at which time an additional 555,000 shares of common stock were received.
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
Accumulated Other Comprehensive Income (Loss)
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances were as follows:

	September 30	December 31,
	2023	2022
	(in millions)
Unrealized gains (losses) on investments	$(10,067)	$(9,324)
Market risk benefits - instrument-specific credit risk component	370	668
Liability for future policy benefits - current discount rate component	554	355
Defined benefit pension plans	(615)	(650)
Foreign currency translation adjustments	(96)	(91)
Total accumulated other comprehensive income (loss)	(9,854)	(9,042)
Less: Accumulated other comprehensive income (loss) attributable to noncontrolling interest	(52)	(50)
Accumulated other comprehensive income (loss) attributable to Holdings	$(9,802)	$(8,992)

The components of OCI, net of taxes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$(2,102)	$(3,195)	$(1,231)	$(12,929)
(Gains) losses reclassified into net income (loss) during the period (1)	274	246	374	679

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Net unrealized gains (losses) on investments	(1,828)	(2,949)	(857)	(12,250)
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	62	165	93	436
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $(384), $(740), $(375) and $(3,141))	(1,766)	(2,784)	(764)	(11,814)
Change in LFPB discount rate and MRB credit risk, net of tax
Market risk benefits - change in instrument-specific credit risk (net of deferred income tax expense (benefit) of $(289), $(53), $(63) and $665)	(1,086)	(198)	(235)	2,501
Liability for future policy benefits - change in current discount rate (net of deferred income tax expense (benefit) of $52, $74, $42 and $299)	195	279	157	1,126
Change in defined benefit plans:
Reclassification to Net income (loss) of amortization of net prior service credit included in net periodic cost (3)	6	16	35	61
Change in defined benefit plans (net of deferred income tax expense (benefit) of $(2), $(4), $(9), and $(13))	6	16	35	61
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period	(16)	(30)	(5)	(75)
Foreign currency translation adjustment	(16)	(30)	(5)	(75)
Total other comprehensive income (loss), net of income taxes	(2,667)	(2,717)	(812)	(8,201)
Less: Other comprehensive income (loss) attributable to noncontrolling interest	(7)	(12)	(2)	(28)
Other comprehensive income (loss) attributable to Holdings	$(2,660)	$(2,705)	$(810)	$(8,173)
______________
(1)See “Reclassification adjustment” in Note 3 of the Notes to these Consolidated Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of $(73) million and $(99) million for the three and nine months ended September 30, 2023, respectively, and $(65) million and $(180) million for the three and nine months ended September 30, 2022, respectively.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

15)    REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Balance, beginning of period	$531	$348	$455	$468
Net earnings (loss) attributable to redeemable noncontrolling interests	6	(9)	24	(65)
Purchase/change of redeemable noncontrolling interests	99	15	157	(49)
Balance, end of period	$636	$354	$636	$354

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
For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2023, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $250 million.
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
In February 2016, a lawsuit was filed in the Southern District of New York entitled Brach Family Foundation, Inc. v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action brought on behalf of all owners of UL policies subject to Equitable Financial’s COI rate increase. In early 2016, Equitable Financial raised COI rates for certain UL policies issued between 2004 and 2008, which had both issue ages 70 and above and a current face value amount of $1 million and above. A second putative class action was filed in the District of Arizona in 2017 and consolidated with the Brach matter in federal court in New York. The consolidated amended class action complaint alleged the following claims: breach of contract; misrepresentations in violation of Section 4226 of the New York Insurance Law; violations of New York General Business Law Section 349; and violations of the California Unfair Competition Law, and the California Elder Abuse Statute. Plaintiffs sought: (a) compensatory damages, costs, and, pre- and post-judgment interest; (b) with respect to their claim concerning Section 4226, a penalty in the amount of premiums paid by the plaintiffs and the putative class; and (c) injunctive relief and attorneys’ fees in connection with their statutory claims. In August 2020, the federal district court issued a decision certifying nationwide breach of contract and Section 4226 classes, and a New York State Section 349 class. Owners of a substantial number of policies opted out of the Brach class action. Most opt-out policies are not yet the subject of litigation. Others filed suit previously, including three pending individual federal actions that were coordinated with the Brach action and contained similar allegations. In May 2023, the Brach class action and Equitable Financial informed the federal district court that they had mutually agreed to settle the class action, and in October 2023, the federal district court entered an order of final approval of the settlement agreement. Equitable Financial is fully accrued for the class settlement, which will have no impact on earnings or distributable cash projections. In October 2023, Equitable Financial and the three plaintiffs with individual federal actions coordinated with the Brach action informed the court that they had reached a settlement, and those actions were dismissed. Equitable Financial is likewise fully accrued for those individual settlements, which will have no impact on earnings or distributable cash projections. Equitable Financial has settled other actual and threatened litigations challenging the COI increase by individual policy owners and entities.
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
Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. Equitable Financial has purchased FHLB stock of $382 million and pledged collateral with a carrying value of $10.3 billion as of September 30, 2023.
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
Change in FHLB Funding Agreements during the Nine Months Ended September 30, 2023

	Outstanding Balance at December 31, 2022	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at September 30, 2023
	(in millions)
Short-term funding agreements:
Due in one year or less	$6,130	$46,499	$(46,825)	$656	$—	$6,460
Long-term funding agreements:
Due in years two through five	1,679	—	—	(645)	—	1,034
Due in more than five years	692	—	—	—	(11)	681
Total long-term funding agreements	2,371	—	—	(645)	(11)	1,715
Total funding agreements (1)	$8,501	$46,499	$(46,825)	$11	$(11)	$8,175
_____________
(1)The $3 million and $4 million difference between the funding agreements carrying value shown in fair value table for September 30, 2023 and December 31, 2022, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.

Funding Agreement-Backed Notes Program (“FABN”)
Under the FABN program, Equitable Financial may issue funding agreements in U.S. dollar or other foreign currencies to a Delaware special purpose statutory trust (the “Trust”) in exchange for the proceeds from issuances of fixed and floating rate medium-term marketable notes issued by the Trust from time to time (the “Trust Notes”). The funding agreements have matching interest, maturity and currency payment terms to the applicable Trust Notes. The Company hedges the foreign currency exposure of foreign currency denominated funding agreements using cross currency swaps as discussed in Note 4 of the Notes to these Consolidated Financial Statements. As of September 30, 2023, the maximum aggregate principal amount of Trust Notes permitted to be outstanding at any one time is $10.0 billion. Funding agreements issued to the Trust, including any foreign currency transaction adjustments, are reported in policyholders’ account balances in the consolidated balance sheets. Foreign currency transaction adjustments to policyholder’s account balances are recognized in net income (loss) as an adjustment to interest credited to policyholders’ account balances and are offset in interest credited to policyholders’ account balances by a release of AOCI from deferred changes in fair value of designated and qualifying cross currency swap cash flow hedges. The table below summarizes Equitable Financial’s activity of funding agreements under the FABN program.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Change in FABN Funding Agreements during the Nine Months Ended September 30, 2023

	Outstanding Balance at December 31, 2022	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Foreign Currency Transaction Adjustment	Outstanding Balance at September 30, 2023
	(in millions)
Short-term funding agreements:
Due in one year or less	$1,500	$—	$(1,000)	$500	$—	$—	$1,000
Long-term funding agreements:
Due in years two through five	4,000	671	—	(500)	1,285	(11)	5,445
Due in more than five years	1,585	—	—	—	(1,285)	—	300
Total long-term funding agreements	5,585	671	—	(500)	—	(11)	5,745
Total funding agreements (1)	$7,085	$671	$(1,000)	$—	$—	$(11)	$6,745
_____________
(1)The $28 million and $66 million difference between the funding agreements notional value shown and carrying value table as of September 30, 2023 and December 31, 2022, respectively, reflects the remaining amortization of the issuance cost of the funding agreements and the foreign currency transaction adjustment.

Funding Agreement-Backed Commercial Paper Program
In May 2023, Equitable Financial and Equitable America established a funding agreement-backed commercial paper program (the “FABCP Program”), pursuant to which a special purpose limited liability company (the “SPLLC”) may issue commercial paper and deposit the proceeds with Equitable Financial or Equitable America pursuant to a funding agreement issued by Equitable Financial or Equitable America to the SPLLC. The current maximum aggregate principal amount permitted to be outstanding at any one time under the FABCP Program is $3.0 billion for Equitable Financial and $1.0 billion for Equitable America. As of September 30, 2023, Equitable Financial and Equitable America had $788 million and $0 million outstanding under the program, respectively.
Credit Facilities
For information regarding activity pertaining to our credit facilities arrangements, see Note 14 of the Notes to these Consolidated Financial Statements.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of September 30, 2023, these arrangements include commitments by the Company to provide equity financing of $1.4 billion to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.
The Company had $17 million of undrawn letters of credit related to reinsurance as of September 30, 2023. The Company had $726 million of commitments under existing mortgage loan agreements as of September 30, 2023.
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
•The Group Retirement segment offers tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities, and not-for-profit entities, as well as small and medium-sized businesses.
•The Investment Management and Research segment provides diversified investment management, research, and related solutions globally to a broad range of clients through three main client channels - Institutional, Retail and Private Wealth - and distributes its institutional research products and solutions through Bernstein Research Services.
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
•Other adjustments, which primarily include restructuring costs related to severance and separation, lease write-offs related to non-recurring restructuring activities, COVID-19 related impacts, net derivative gains (losses) on certain Non-GMxB derivatives, net investment income from certain items including consolidated VIE investments, seed capital mark-to-market adjustments, unrealized gain/losses and realized capital gains/losses from sales or disposals of select securities, certain legal accruals; a bespoke deal to repurchase UL policies from one entity that had invested in numerous policies purchased in the life settlement market, which disposed of the risk of additional COI litigation by that entity related to those UL policies, impact of the annual actuarial assumption updates attributable to LFPB; and
•Income tax expense (benefit) related to the above items and non-recurring tax items, which includes the effect of uncertain tax positions for a given audit period and a decrease of deferred tax valuation allowance.
The General Account investment portfolio is used to support the insurance and annuity liabilities of our Individual Retirement, Group Retirement, Protection Solutions and Legacy business segments.
In the third quarter 2023, the Company updated its operating earnings measure to exclude the impact of the annual actuarial assumption update attributable to LFPB as the majority of the earnings volatility attributable to these assumption updates relate to the Company’s Legacy and non-business segment products and as such do not represent the Company’s ongoing revenue generating activities or future business strategy, and impedes comparability of operating results period over period. Operating earnings were favorably impacted by this change in the amount of $61 million for the three and nine months ended September 30, 2023, respectively. The presentation of operating earnings in prior periods was not revised to reflect this modification because the impact to those periods was immaterial.
Revenues derived from any customer did not exceed 10% of revenues for the three and nine months ended September 30, 2023 and 2022.
The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.
The table below presents operating earnings (loss) by segment and Corporate and Other and a reconciliation to net income (loss) attributable to Holdings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Net income (loss) attributable to Holdings	$1,064	$594	$2,000	$2,091
Adjustments related to:
Variable annuity product features (4)	(1,380)	(675)	(584)	(2,322)
Investment (gains) losses	411	333	554	890
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	8	19	26	57
Other adjustments (1)	91	50	198	455
Income tax expense (benefit) related to above adjustments	183	58	(40)	194
Non-recurring tax items (3)	36	7	(936)	13
Non-GAAP Operating Earnings	$413	$386	$1,218	$1,378

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Operating earnings (loss) by segment:
Individual Retirement	$210	$183	$644	$572
Group Retirement	$105	$99	$301	$354
Investment Management and Research	$99	$94	$297	$331
Protection Solutions	$34	$30	$23	$137
Wealth Management	$40	$22	$114	$78
Legacy	$41	$50	$146	$170
Corporate and Other (2)	$(116)	$(92)	$(307)	$(264)
______________
(1)Includes certain legal accruals related to the COI litigation of $0 million and $35 million for the three and nine months ended September 30, 2023, respectively, and $2 million and $168 million for the three and nine months ended September 30, 2022, respectively. Includes policyholder benefit costs of $75 million for the nine months ended September 30, 2022 stemming from a deal to repurchase UL policies from one entity that had invested in numerous policies purchased in the life settlement market. Includes the impact of annual actuarial assumptions updates related to LFPB of $61 million for the three and nine months ended September 30, 2023. Prior period impact was immaterial and was not revised.
(2)Includes interest expense and financing fees of $54 million and $173 million for the three and nine months ended September 30, 2023, respectively, and $51 million and $156 million for the three and nine months ended September 30, 2022, respectively.
(3)For the three and nine months ended September 30, 2023, non-recurring tax items reflect primarily the effect of uncertain tax positions for a given audit period and an increase of the deferred tax valuation allowance of $20 million and a decrease of $970 million, respectively.
(4)Includes the impact of favorable assumption updates of $40 million for the three and nine months ended September 30, 2023. Includes the impact of unfavorable assumption updates of $204 million for the three and nine months ended September 30, 2022.
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
•Other adjustments, which primarily includes net derivative gains (losses) on certain Non-GMxB derivatives and net investment income from certain items including consolidated VIE investments, seed capital mark-to-market adjustments and unrealized gain/losses associated with equity securities. The table below presents revenues by segment and Corporate and Other:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Segment revenues:
Individual Retirement (1)	$693	$512	$1,928	$1,490
Group Retirement (1)	267	287	771	920
Investment Management and Research (2) (4)	1,034	996	3,043	3,134
Protection Solutions (1)	822	759	2,373	2,357
Wealth Management (3)	390	353	1,143	1,097
Legacy (1)	198	204	607	618
Corporate and Other (1) (4)	257	222	800	645
Eliminations	(199)	(184)	(597)	(579)

Adjustments related to:
Variable annuity product features	1,380	675	584	2,322
Investment gains (losses), net	(411)	(333)	(554)	(890)
Other adjustments to segment revenues	(807)	(499)	(1,740)	(286)
Total revenues	$3,624	$2,992	$8,358	$10,828
______________
(1)Includes investment expenses charged by AB of $35 million and $104 million for the three and nine months ended September 30, 2023, respectively, and $28 million and $82 million for the three and nine months ended September 30, 2022, respectively, for services provided to the Company.
(2)Inter-segment investment management and other fees of $40 million and $120 million for the three and nine months ended September 30, 2023, respectively, and $34 million and $101 million for the three and nine months ended September 30, 2022, respectively, are included in segment revenues of the Investment Management and Research segment.
(3)Inter-segment distribution fees of $185 million and $553 million for the three and nine months ended September 30, 2023, respectively, and $178 million and $561 million for the three and nine months ended September 30, 2022, respectively, are included in segment revenues of the Wealth Management segment.
(4)Includes interest expense charged to AB of $10 million and $29 million for the three and nine months ended September 30, 2023, respectively, and $0 million and $0 million for the three and nine months ended September 30, 2022, respectively.

Total assets by segment were as follows:

	September 30, 2023	December 31, 2022
	(in millions)
Total assets by segment:
Individual Retirement	$83,581	$77,641
Group Retirement	44,104	42,421
Investment Management and Research	11,262	12,633
Protection Solutions	36,423	37,224
Wealth Management	255	137
Legacy	45,902	48,231
Corporate and Other	38,725	34,415
Total assets	$260,252	$252,702

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

18)    INSURANCE GROUP STATUTORY FINANCIAL INFORMATION

In May 17, 2023, Equitable Financial entered into a reinsurance agreement (the “Reinsurance Treaty”) with its affiliate, Equitable America, effective April 1, 2023. Pursuant to the Reinsurance Treaty, virtually all of Equitable Financial’s net retained General Account liabilities, including all of its net retained liabilities relating to the living benefit and death riders related to (i) its variable annuity contracts issued outside the State of New York prior to October 1, 2022 (and with respect to its EQUI-VEST variable annuity contracts, issued outside the State of New York prior to February 1, 2023) and (ii) certain universal life insurance policies issued outside the State of New York prior to October 1, 2022, were reinsured to Equitable America on a coinsurance funds withheld basis. In addition, all of the Separate Accounts liabilities relating to such variable annuity contracts were reinsured to Equitable America on a modified coinsurance basis. Equitable America’s obligations under the Reinsurance Treaty are secured through Equitable Financial’s retention of certain assets supporting the reinsured liabilities. This reinsurance treaty has no impact to the consolidated financial statements of the Company. The NYDFS and the Arizona Department of Insurance and Financial Institutions each approved the Reinsurance Treaty.
Prescribed and Permitted Accounting Practices
As of September 30, 2023, the following four prescribed and permitted practices resulted in net income (loss) and capital and surplus that is different from the statutory surplus that would have been reported had NAIC statutory accounting practices been applied.
Equitable Financial was granted a permitted practice by the NYDFS to apply SSAP 108, Derivatives Hedging Variable Annuity Guarantees on a retroactive basis from January 1, 2021 through June 30, 2021, after reflecting the impacts of our reinsurance transaction with Venerable. The permitted practice was amended to also permit Equitable Financial to adopt SSAP 108 prospectively as of July 1, 2021 and to consider the impact of both the interest rate derivatives and the general account assets used to fully hedge the interest rate risk inherent in its variable annuity guarantees when determining the amount of the deferred asset or liability under SSAP 108. Application of the permitted practice partially mitigates the New York Insurance Regulation 213 (“Reg 213”) impact of the Venerable Transaction on Equitable Financial’s statutory capital and surplus and enables Equitable Financial to more effectively neutralize the impact of interest rates on its statutory surplus and to better align with our economic hedging program. The impact of applying this permitted practice relative to SSAP 108 as written was a decrease of approximately $15 million in statutory special surplus funds as of September 30, 2023. The Reinsurance Treaty reduced the amount of interest rate hedging needed at Equitable Financial going forward, affecting future deferrals, but leaves our historical SSAP 108 deferred amounts unchanged. The permitted practice also reset Equitable Financial’s unassigned surplus to zero as of June 30, 2021 to reflect the transformative nature of the Venerable Transaction.
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
The impact of the application of Reg 213 was a decrease of approximately $279 million in statutory surplus as of September 30, 2023 compared to statutory surplus under the NAIC variable annuity framework. Our hedging program is designed to hedge the economics of our insurance liabilities and largely offsets Reg 213 and NAIC framework reserve movements due to interest rates and equities. The NYDFS allows domestic insurance companies a five year phase-in provision for Reg 213 reserves. As of September 30, 2022, Equitable Financial’s Reg 213 reserves were 100% phased-in. As of September 30, 2023, given the prevailing market conditions and business mix, there are $267 million Reg 213 redundant reserves over the US RBC CTE 98 total asset requirement (“TAR”).
During the fourth quarter 2020, Equitable Financial received approval from NYDFS for its proposed amended Plan of Operation for Separate Account No. 68 (“SA 68”) for our Structured Capital Strategies product and Separate Account No. 69 (“SA 69”) for our EQUI-VEST product Structured Investment Option, to change the accounting basis of these two non-insulated Separate Accounts from fair value to book value in accordance with Section 1414 of the Insurance Law to align with how we manage and measure our overall general account asset portfolio. In order to facilitate this change and comply with Section 4240(a)(10), the Company also sought approval to amend the Plans to remove the

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

requirement to comply with Section 4240(a)(5)(iii) and substitute it with a commitment to comply with Section 4240(a)(5)(i). Similarly, the Company updated the reserves section of each Plan to reflect the fact that Regulation 128 would no longer be applicable upon the change in accounting basis. We applied this change effective January 1, 2021. The impact of the application is an increase of approximately $2.4 billion in statutory surplus as of September 30, 2023.

During 2022, Equitable Life Financial Insurance Company of America received approval from the Arizona Department of Insurance and Financial Institutions pursuant to A.R.S. 20-515 for Separate Account No. 68A (“SA 68A”) for our Structured Capital Strategies product, Separate Account No. 69A (“SA 69A”) for our EQUI-VEST product Structured Investment Option and Separate Account No. 71A (“SA 71A”) for our Investment Edge Structured Investment Option, to permit us to use book value as the accounting basis of these three non-insulated Separate Accounts instead of fair value in accordance with the NAIC Accounting and Practices and Procedures Manual to align with how we manage and measure our overall general account asset portfolio. The impact of the application is an increase of approximately $46 million in statutory surplus as of September 30, 2023.

19)    EARNINGS PER COMMON SHARE
The following table presents a reconciliation of net income (loss) and weighted-average common shares used in calculating basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions, except per share data)
Weighted-average common shares outstanding:
Weighted-average common shares outstanding — basic	346.4	374.5	354.4	380.6
Effect of dilutive potential common shares:
Employee share awards (1)	1.6	2.3	1.4	2.3
Weighted-average common shares outstanding — diluted	348.0	376.8	355.9	382.9

Net income (loss):
Net income (loss)	$1,135	$648	$2,232	$2,256
Less: Net income (loss) attributable to the noncontrolling interest	71	54	232	165
Net income (loss) attributable to Holdings	1,064	594	2,000	2,091
Less: Preferred stock dividends	14	14	54	54
Net income (loss) available to Holdings’ common shareholders	$1,050	$580	$1,946	$2,037

Earnings per common share:
Basic	$3.03	$1.55	$5.49	$5.35
Diluted	$3.02	$1.54	$5.47	$5.32
_____________
(1)Calculated using the treasury stock method.
For the three and nine months ended September 30, 2023, 3.5 million and 2.4 million respectively, and for the three and nine months ended September 30, 2022, 2.9 million and 3.5 million, respectively, of outstanding stock awards, were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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
The assets and liabilities of AB's research services business recorded at fair value, less cost to sell have been classified as held-for-sale in our Consolidated Financial Statements. As a result of classifying these assets as held-for-sale, AB recognized a non-cash valuation adjustment of $2 million, $8 million and $7 million on the consolidated statement of income, to recognize the net carrying value at lower of cost or fair value, less costs to sell for the three and nine months ended September 30, 2023 and as of December 31, 2022, respectively. Approximately $5 million in costs to sell have been paid as of September 30, 2023.
The following table summarizes the assets and liabilities classified as held-for-sale on the Company’s consolidated balance sheets:

	September 30, 2023 (1)	December 31, 2022 (1)
	(in millions)
Cash and cash equivalents	$146	$159
Broker-dealer related receivables	175	74
Trading securities, at fair value	24	25
Goodwill and other intangible assets ,net	164	175
Other assets (2)	172	129
Total assets held-for-sale	$681	$562

Broker-dealer related payables	$71	$33
Customers related payables	29	10
Other liabilities	116	65
Total liabilities held-for-sale	$216	$108
____________
(1)    The assets and liabilities classified as held-for-sale are reported within our Investment Management & Research segment.
(2)    Other assets includes a valuation adjustment of $(10) million and $(7) million, as of September 30, 2023 and December 31, 2022, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Direct charges and fee income	$780	$761	$2,312	$2,344
Reinsurance assumed	—	—	3	(1)
Reinsurance ceded	(181)	(158)	(534)	(470)
Policy charges and fee income	$599	$603	$1,781	$1,873

Direct premiums	$287	$262	$868	$778
Reinsurance assumed	40	51	135	138
Reinsurance ceded	(60)	(54)	(180)	(172)
Premiums	$267	$259	$823	$744

Direct policyholders’ benefits	$807	$765	$2,534	$2,369
Reinsurance assumed	29	44	105	150
Reinsurance ceded	(143)	(180)	(532)	(499)
Policyholders’ benefits	$693	$629	$2,107	$2,020

Direct interest credited to policyholders’ account balances	$573	$389	$1,582	$1,035
Reinsurance ceded	(17)	(11)	(62)	(34)
Interest credited to policyholders’ account balances	$556	$378	$1,520	$1,001

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The following table summarizes the ceded reinsurance GMIB reinsurance contracts, third-party recoverables, amount due to reinsurance and assumed reserves:

	September 30, 2023	December 31, 2022
	(in millions)
Ceded Reinsurance:
Estimated net fair values of purchased market risk benefits	$8,745	$10,423
Third-party reinsurance recoverables related to insurance contracts	8,271	8,471
Top reinsurers:
First Allmerica-GAF	3,735	4,005
Zurich Life Insurance Company, Ltd.	1,357	1,416
RGA Reinsurance Company	1,263	1,272
Ceded group health reserves	54	47
Amount due to reinsurers	1,424	1,533
Top reinsurers:
RGA Reinsurance Company	1,155	1,171
First Allmerica-GAF	71	147
Protective Life Insurance Company	97	104
Assumed Reinsurance:
Reinsurance assumed reserves	$689	$701

22)     SUBSEQUENT EVENTS
In September 2023, Holdings established an obligation to enter into an ASR with a third-party financial institution to repurchase an aggregate of $80 million of Holdings’ common stock. Pursuant to the ASR, on October 4, 2023, Holdings made a pre-payment of $80 million and received initial delivery of 2.3 million shares. The ASR terminated in October 2023, at which time an additional 596,000 shares of common stock were received.

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
We manage our business through six segments: Individual Retirement, Group Retirement, Investment Management and Research, Protection Solutions, Wealth Management and Legacy. We report certain activities and items that are not included in these segments in Corporate and Other. See Note 17 of the Notes to the Consolidated Financial Statements for further information on our segments.
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

The following table presents the balances and changes to the balances for the market risk benefits for the GMxB benefits on deferred variable annuities:

	Three Months Ended September 30, 2023
	Individual Retirement	Legacy
	GMxB Core	GMxB Legacy	Purchased MRB	Net Legacy
	(in millions)
Balance, beginning of period	$131	$12,720	$(9,923)	$2,797
Balance BOP before changes in the instrument specific credit risk	351	14,142	(9,827)	4,315
Model changes and effect of changes in cash flow assumptions	20	(11)	(33)	(44)
Actual market movement effect (1)	202	718	(300)	418
Interest accrual	22	213	(150)	63
Attributed fees accrued (2)	100	212	(66)	146
Benefit payments	(11)	(322)	190	(132)
Actual policyholder behavior different from expected behavior (3)	7	(13)	(2)	(15)
Changes in future economic assumptions (4)	(411)	(2,609)	1,511	(1,098)
Issuances	—	—	—	—
Balance EOP before changes in the instrument-specific credit risk	280	12,330	(8,677)	3,653
Changes in the instrument-specific credit risk	38	(349)	(61)	(410)
Balance, end of period	$318	$11,981	$(8,738)	$3,243

____________
(1)    The effect of actual market movement in equity is materially offset by hedging gains/losses, which are not shown in the table above.
(2)    Attributed fees accrued represents the portion of the fees set aside to fund future GMxB claims. For our Core business, the $100 million attributed fees set aside is less than the explicit GMxB Rider fees we actually collect from policyholders. For our Core business, the net riders fees (rider fees charged minus attributed fees) reported in our policy charges and fee income is $20 million. This means that the GMxB rider fees we charge more than cover the future claims and hedging costs associated with the GMxB riders. For our Legacy business, the attributed fees of $212 million set aside to fund future GMxB claims is more than the rider fees actually collected from policyholders. This is because the product was not sufficiently priced for the claims we now expect. This required us to attribute a portion of the base contract fees, in addition to the rider fees, to reserve for the rider claims. Net rider fees (rider fees charged minus attributed fees), net of reinsurance, for Legacy business reported in the policy charges and fee income are a loss of $70 million, and are more than covered by base contract fees.
(3)    Actual policyholder behavior different from expected behavior measures the effectiveness of our modeling of policyholder behavior. Put differently, it measures the difference between our expectations about how our MRB rider reserves would change in response to policyholder behavior, and how our MRB rider reserves actually changed in response to policyholder behavior. For our Core business, the MRB rider reserve was $7 million higher than we expected after accounting for actual policyholder behavior. The unfavorable impact of this actual policyholder behavior was more than covered by the excess rider fees noted above. For our Legacy business, the impact on our GAAP earnings from policyholder behavior, net of reinsurance, was a net gain of $15 million.
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
Financial and Economic Environment
A wide variety of factors continue to impact financial and economic conditions. These factors include, among others, concerns over increased volatility in the capital markets, equity market declines, rising interest rates, inflationary pressures, plateauing or decreasing economic growth, high fuel and energy costs, changes in fiscal or monetary policy and geopolitical tensions. Amidst ongoing concerns about inflation and the U.S. Federal Reserve’s tightening monetary policies, the S&P 500, the Dow Jones Industrial Average, and Nasdaq experienced losses during the third quarter, driven primarily by continued interest rate increases by the Federal Reserve. Thirty year mortgage rates hit their highest level since 2000 and the 10-year Treasury yield rose its highest level since 2007. The U.S. economy has weathered higher interest rates well, emboldening the

Federal Reserve to tighten monetary policies. While inflation is trending lower, core inflation remains over 4%, well above the Federal Reserve’s 2% target.
Geopolitical tensions are also contributing to market volatility due to the ongoing military conflict between the Ukraine and Russia and Hamas’s attack on Israel and the ensuing conflict and the sanctions and other measures imposed in response to these conflicts.
Stressed conditions, volatility and disruptions in the capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio. In addition, our insurance liabilities and derivatives are sensitive to changing market factors, including equity market performance and interest rates, which continued to rise during the third quarter 2023. An increase in market volatility could continue to affect our business, including through effects on the yields we earn on invested assets, changes in required reserves and capital and fluctuations in the value of our AUM, AV or AUA from which we derive our fee income. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation and levels of global trade.
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
On August 13, 2023, the NAIC adopted a short-term solution related to the accounting treatment of an insurer’s negative interest maintenance reserve (“IMR”) balance, which may occur when a rising interest rate environment causes an insurer’s IMR balance to become negative as a result of bond sales executed at a capital loss. If this occurs, previous statutory accounting guidance required the non-admittance of negative IMR, which can impact how accurately an insurer’s surplus and financial strength are reflected in its financial statements and result in lower reported surplus and RBC ratios. The NAIC’s new interim statutory accounting guidance, which is effective until December 31, 2025, allows an insurer with an authorized control level RBC greater than 300% to admit negative IMR up to 10% of its general account capital and surplus, subject to certain restrictions and reporting obligations. The NAIC intends to develop a long-term solution for the accounting treatment of negative IMR, which may nullify the application of the proposed short-term solution if implemented prior to December 31, 2025.
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
The NAIC developed a group capital calculation tool (“GCC”) using an RBC aggregation methodology for all entities within the insurance holding company system, including non-U.S. entities. The GCC provides U.S. solvency regulators with an additional analytical tool for use in solvency monitoring activities. The NAIC’s amendments to the Model Holding Company Act and Regulation in 2020 also adopted the GCC Template and Instructions and implemented the annual filing requirement with an insurance group’s lead state regulator. The GCC filing requirement becomes effective when the holding company amendments have been adopted by the state where an insurance group’s lead state regulator is located.
In August of 2023, the state of New York adopted legislation codifying the Liquidity Stress Test and the GCC. The first GCC filing will be required on June 30, 2024.
The NAIC’s Privacy Protections (H) Working Group (“PPWG”) is developing a new Consumer Privacy Protections and Model Law (“Model 674”) to replace the existing privacy models, #670 (Insurance Information and Privacy Protections Model Act) and #672 (Privacy of Consumer Financial and Health Information Regulation). Following meetings in the spring of 2023, the PPWG rewrote Model 674 to incorporate industry feedback and exposed a new draft in July 2023. Due to the large number of comments received, the PPWG intends to ask for an extension of time to develop the new model law at the NAIC’s Fall National Meeting in December 2023. We cannot predict whether Model 674 will be adopted, what form it will take, or what effect it would have on our business or compliance efforts in the form adopted by states whose laws apply to our insurance subsidiaries.
For additional information on regulatory developments and the risks we face, see “Business—Regulation” in the Recast 2022 Annual Report and our Quarterly Reports on Form 10-Q for the months ended March 31, 2023 and June 30, 2023 and “Risk Factors—Legal and Regulatory Risks” in the 2022 Form 10-K.
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
Most of the variable annuity products, variable universal life insurance and universal life insurance products we offer maintain policyholder deposits that are reported as liabilities and classified within either Separate Accounts liabilities or policyholder account balances. Our products and riders also impact liabilities for future policyholder benefits, market risk benefits and unearned revenues and assets for DAC and DSI. The valuation of these assets and liabilities (other than deposits) is based on differing accounting methods depending on the product, each of which requires numerous assumptions and considerable judgment. The accounting guidance applied in the valuation of these assets and liabilities includes, but is not limited to, the following: (i) traditional life insurance products for which assumptions are updated annually to estimate the value of future death, morbidity or income benefits; (ii) universal life insurance and variable life insurance secondary guarantees for which benefit liabilities are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments; and (iii) certain product guarantees reported as market risk benefits at fair value.
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
Impact of Assumption Updates and Model Changes on Income from Continuing Operations before income taxes and Net income (loss)
The table below presents the impact of our actuarial assumption update during the nine months ended September 30, 2023 and 2022 to our income (loss) from continuing operations, before income taxes and net income (loss).

	Nine Months Ended September 30
	2023	2022
	(in millions)
Impact of assumption update on Net income (loss):
Variable annuity product features related assumption update	$44	$(205)
Assumption updates for other business	(49)	(1)
Impact of assumption updates on Income (loss) from continuing operations, before income tax	(5)	(206)
Income tax benefit on assumption update	1	43
Net income (loss) impact of assumption update	$(4)	$(163)
2023 Assumption Updates
The impact of the economic assumption update in the third quarter 2023 was a decrease of $5 million to income (loss) from continuing operations, before income taxes and a decrease to net income (loss) of $4 million.
The net impact of this assumption update on income (loss) from continuing operations, before income taxes of $5 million consisted of a decrease in other income of $9 million, an increase in remeasurement of liability for future policy benefits of $51 million, a decrease in policyholders’ benefits of $2 million and an decrease in change in market risk benefits and purchased market risk benefits of $53 million.

2022 Assumption Updates
The impact of the economic assumption update in the third quarter 2022 was a decrease of $206 million to income (loss) from continuing operations, before income taxes and a decrease to net income (loss) of $163 million.
The net impact of this assumption update on income (loss) from continuing operations, before income taxes of $206 million consisted of a increase in remeasurement of liability for future policy benefits of $14 million, a decrease in policyholders’ benefits of $13 million, an increase in change in market risk benefits and purchased market risk benefits of $204 million and an increase in interest credited to policyholder’s account balances of $1 million.
Model Changes
There were no material model changes in the first nine months of 2023 and 2022.
Impact of Assumption Updates and Model Changes on Pre-tax Non-GAAP Operating Earnings Adjustments
The table below presents the impact on pre-tax Non-GAAP operating earnings of our actuarial assumption updates during the nine months ended September 30, 2023 and 2022 by segment and Corporate and Other.

	Nine Months Ended September 30
	2023	2022

Impact of assumption updates by segment:
Individual Retirement	$1	$(1)
Group Retirement	—	—
Protection Solutions	11	(4)
Legacy	3	—
Impact of assumption updates on Corporate and Other	—	3
Total impact on pre-tax Non-GAAP Operating Earnings	$15	$(2)
2023 Assumption Updates
The impact of our 2023 annual review on Non-GAAP operating earnings was favorable by $15 million before taking into consideration the tax impacts, or $12 million after tax.
The net impact of assumption changes on Non-GAAP operating earnings increased other income by $4 million, decreased remeasurement of liability for future policy benefits by $10 million, and decreased policyholders’ benefits by $1 million. Non-GAAP operating earnings excludes items related to variable annuity product features, such as changes in the market risk benefits and purchased market risk benefits.
2022 Assumption Updates
The impact of our 2022 annual review on Non-GAAP operating earnings was unfavorable by $2 million before taking into consideration the tax impacts or $1 million after tax.
The net impact of assumption changes on Non-GAAP operating earnings increased remeasurement of liability for future policy benefits by $14 million, decreased policyholders’ benefits by $13 million and increased interest credited by to policyholder’s account balances by $1 million. Non-GAAP operating earnings excludes items related to variable annuity product features, such as changes in the market risk benefits and purchased market risk benefits.

Key Operating Measures
In addition to our results presented in accordance with U.S. GAAP, we report Non-GAAP operating earnings, Non-GAAP operating ROE, and Non-GAAP operating common EPS, each of which is a measure that is not determined in accordance with U.S. GAAP. Management principally uses these non-GAAP financial measures in evaluating performance because they present a clearer picture of our operating performance and they allow management to allocate resources. Similarly, management believes that the use of these Non-GAAP financial measures, together with relevant U.S. GAAP measures, provide investors with a better understanding of our results of operations and the underlying profitability drivers and trends of our business. These non-GAAP financial measures are intended to remove from our results of operations the impact of market changes (where there is a mismatch in the valuation of assets and liabilities) as well as certain other expenses which are not part of our underlying profitability drivers or likely to re-occur in the foreseeable future, as such items fluctuate from period-to-period in a manner inconsistent with these drivers. These measures should be considered supplementary to our results that are presented in accordance with U.S. GAAP and should not be viewed as a substitute for the U.S. GAAP measures. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way we calculate such measures. Consequently, our non-GAAP financial measures may not be comparable to similar measures used by other companies.
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
•Other adjustments, which primarily include restructuring costs related to severance and separation, lease write-offs related to non-recurring restructuring activities, COVID-19 related impacts, net derivative gains (losses) on certain Non-GMxB derivatives, net investment income from certain items including consolidated VIE investments, seed capital mark-to-market adjustments, unrealized gain/losses and realized capital gains/losses from sales or disposals of select securities, certain legal accruals; a bespoke deal to repurchase UL policies from one entity that had invested in numerous policies purchased in the life settlement market, which disposed of the risk of additional COI litigation by that entity related to those UL policies, impact of the annual actuarial assumption updates attributable to LFPB; and
•Income tax expense (benefit) related to the above items and non-recurring tax items, which includes the effect of uncertain tax positions for a given audit period and a decrease of deferred tax valuation allowance.
In the third quarter 2023, the Company updated its operating earnings measure to exclude the impact of the annual actuarial assumption update attributable to LFPB as the majority of the earnings volatility attributable to these assumption updates relate to the Company’s Legacy and non-business segment products and as such do not represent the Company’s ongoing revenue generating activities or future business strategy, and impedes comparability of operating results period over period. Non-GAAP Operating Earnings were favorably impacted by this change in the amount of $61 million for the three and nine months ended

September 30, 2023, respectively. The presentation of operating earnings in prior periods was not revised to reflect this modification because the impact to those periods was immaterial.
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
The table below presents a reconciliation of net income (loss) attributable to Holdings to Non-GAAP Operating Earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Net income (loss) attributable to Holdings	$1,064	$594	$2,000	$2,091
Adjustments related to:
Variable annuity product features (3)	(1,380)	(675)	(584)	(2,322)
Investment (gains) losses	411	333	554	890
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	8	19	26	57
Other adjustments (1)	91	50	198	455
Income tax expense (benefit) related to above adjustments	183	58	(40)	194
Non-recurring tax items (2)	36	7	(936)	13
Non-GAAP Operating Earnings	$413	$386	$1,218	$1,378
______________
(1)Includes certain legal accruals related to the COI litigation of $— million and $35 million for the three and nine months ended September 30, 2023, respectively and $2 million and $168 million for the three and nine months ended September 30, 2022, respectively. Includes policyholder benefit costs of $75 million for the nine months ended September 30, 2022 stemming from a deal to repurchase UL policies from one entity that had invested in numerous policies purchased in the life settlement market. Includes the impact of unfavorable annual actuarial assumptions updates related to LFPB of $61 million for the three and nine months ended September 30, 2023. Prior period impact was immaterial and was not revised.
(2)For the three and nine months ended September 30, 2023, non-recurring tax items reflect primarily the effect of uncertain tax positions for a given audit period and an increase of the deferred tax valuation allowance of $20 million and a decrease of $970 million, respectively.
(3)Includes the impact of favorable assumption updates of $40 million for the three and nine months ended September 30, 2023. Includes the impact of unfavorable assumption updates of $204 million for the three and nine months ended September 30, 2022.
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
The following table presents return on average equity attributable to Holdings’ common shareholders, excluding AOCI and Non-GAAP Operating ROE for the trailing twelve months:

Trailing Twelve Months Ended September 30, 2023
(Dollars in millions)
Net income (loss) available to Holdings’ common shareholders	$1,982
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$9,139
Return on average equity attributable to Holdings’ common shareholders, excluding AOCI	21.7%

Trailing Twelve Months Ended September 30, 2023
(Dollars in millions)
Non-GAAP Operating Earnings available to Holdings’ common shareholders	$1,486
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$9,139
Non-GAAP Operating ROE	16.3%
Non-GAAP Operating Common EPS
Non-GAAP operating common EPS is calculated by dividing Non-GAAP Operating Earnings by diluted common shares outstanding. The following table sets forth Non-GAAP operating common EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(per share amounts)
Net income (loss) attributable to Holdings (1)	$3.06	$1.58	$5.62	$5.45
Less: Preferred stock dividends	0.04	0.04	0.15	0.14
Net income (loss) available to Holdings’ common shareholders	3.02	1.54	5.47	5.31
Adjustments related to:
Variable annuity product features	(3.97)	(1.79)	(1.64)	(6.06)
Investment (gains) losses	1.18	0.88	1.56	2.32
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	0.02	0.05	0.07	0.15
Other adjustments (2) (4)	0.27	0.14	0.55	1.20
Income tax expense (benefit) related to above adjustments	0.53	0.15	(0.11)	0.51
Non-recurring tax items (3)	0.10	0.02	(2.63)	0.03
Non-GAAP operating common EPS	$1.15	$0.99	$3.27	$3.46
______________
(1)For periods presented with a net loss, basic shares are used for EPS.
(2)Includes certain gross legal expenses related to the COI litigation and claims related to a commercial relationship of $0.00 and $0.10 for the three and nine months ended September 30, 2023, respectively and $0.01 and $0.44 for the three and nine months ended September 30, 2022, respectively. Includes policyholder benefit costs of $0.20 for the nine months ended September 30, 2022 stemming from a deal to repurchase UL policies from one entity that had invested in numerous policies purchased in the life settlement market. Includes the impact of unfavorable annual actuarial assumptions updates related to LFPB of $0.18 and $0.17 for the three and nine months ended September 30, 2023. Prior period impact was immaterial and was not revised.
(3)For the three and nine months ended September 30, 2023 and 2022, non-recurring tax items reflects the effect of uncertain tax positions for a given audit period and an increase of a deferred tax valuation allowance of $0.06 and a decrease of $2.73.
(4)Includes the impact of favorable assumption updates of $0.11 and $0.67 for the three and nine months ended September 30, 2023. Includes the impact of unfavorable assumption updates of $0.54 and $0.53 million for the three and nine months ended September 30, 2022.
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
Consolidated Results of Operations
The following table summarizes our consolidated statements of income (loss):
Consolidated Statements of Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$599	$603	$1,781	$1,873
Premiums	267	259	823	744
Net derivative gains (losses)	615	199	(1,143)	2,216
Net investment income (loss)	1,071	842	3,097	2,357
Investment gains (losses), net:
Credit losses on available-for-sale debt securities and loans	(65)	(267)	(145)	(266)
Other investment gains (losses), net	(346)	(65)	(409)	(624)
Total investment gains (losses), net	(411)	(332)	(554)	(890)
Investment management and service fees	1,217	1,179	3,579	3,731
Other income	266	242	775	797
Total revenues	3,624	2,992	8,358	10,828

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions, except per share data)
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	693	629	2,107	2,020
Remeasurement of liability for future policy benefits	49	20	46	54
Change in market risk benefits and purchased market risk benefits	(817)	(491)	(1,772)	(144)
Interest credited to policyholders’ account balances	556	378	1,520	1,001
Compensation and benefits	593	568	1,742	1,682
Commissions and distribution-related payments	405	368	1,178	1,184
Interest expense	55	51	171	148
Amortization of deferred policy acquisition costs	165	148	472	436
Other operating costs and expenses	450	496	1,339	1,613
Total benefits and other deductions	2,149	2,167	6,803	7,994
Income (loss) from continuing operations, before income taxes	1,475	825	1,555	2,834
Income tax (expense) benefit	(340)	(177)	677	(578)
Net income (loss)	1,135	648	2,232	2,256
Less: Net income (loss) attributable to the noncontrolling interest	71	54	232	165
Net income (loss) attributable to Holdings	1,064	594	2,000	2,091
Less: Preferred stock dividends	14	14	54	54
Net income (loss) available to Holdings’ common shareholders	$1,050	$580	$1,946	$2,037

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$3.03	$1.55	$5.49	$5.35
Diluted	$3.02	$1.54	$5.47	$5.32
Weighted average common shares outstanding (in millions):
Basic	346.4	374.5	354.4	380.6
Diluted	348.0	376.8	355.9	382.9

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Non-GAAP Operating Earnings	$413	$386	$1,218	$1,378

The following table summarizes our Non-GAAP Operating Earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Non-GAAP operating earnings per common share:
Basic	$1.15	$0.99	$3.28	$3.48
Diluted	$1.15	$0.99	$3.27	$3.46

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
Net Income (Loss) Attributable to Holdings
Net income attributable to Holdings increased $470 million to $1.1 billion for the three months ended September 30, 2023 from $594 million in the three months ended September 30, 2022. The following notable items were the primary drivers for the change in net income (loss):

Favorable items included:
•Net derivative gains increased by $416 million mainly due to reduced rates derivatives positions during the third quarter 2023 compared to the third quarter 2022, during which rates rose significantly.
•Change in market risk benefits and purchased market risk benefits decreased by $326 million mainly due to higher interest rate increases during third quarter 2023 compared to third quarter 2022.
•Net investment income increased by $229 million mainly due to higher assets, higher investment yields and higher alternative investment income, partially offset by lower income from TIPS offset in derivatives.
•Fee-type revenue increased by $66 million mainly due to higher investment advisory base fees driven by higher average AUM in our Investment Management and Research segment and higher Advisory fee type revenue in our Wealth Management segment attributed to higher average assets balances combined with increased interest income from sweep accounts.
•Compensation, benefits, interest and other operating expenses decreased by $17 million mainly due to a decrease in other operating expenses, partially offset by an increase in compensation and benefits and interest expense.
These were partially offset by the following unfavorable items:
•Interest credited to policyholders’ account balances increased by $178 million mainly due to higher interest rates on funding agreements in Corporate and Other and growth of SCS account values in our Individual Retirement segment, partially offset by the impact of the Global Atlantic Transaction in our Group Retirement segment.
•Investment losses increased by $79 million mainly due to higher losses on our rebalancing program to reduce duration during third quarter 2023 compared to third quarter 2022.
•Policyholders’ benefits increased by $64 million mainly due to higher net mortality in our Protection Solutions segment.
•Commissions and distribution-related payments increased by $37 million mainly due to higher average Separate Accounts account values in our Individual Retirement segment, higher Advisory fee type revenue in our Wealth Management segment and higher premiums from employee benefits in our Protection Solution segment.
•Remeasurement of liability for future policy benefits increased by $29 million mainly due to higher unfavorable assumption updates in third quarter 2023 versus third quarter 2022.
•Amortization of DAC increased by $17 million mainly due to growth in the Individual Retirement segment from sales momentum.
•Net income attributable to noncontrolling interest increased by $17 million mainly due to higher pre-tax earnings and an increase of noncontrolling interest and gains from AB’s consolidated VIEs.
•Income tax expense increased by $163 million mainly due to higher pre-tax income for the third quarter 2023 compared to third quarter 2022.
Non-GAAP Operating Earnings
Non-GAAP Operating Earnings increased by $27 million to $413 million for the three months ended September 30, 2023 from $386 million in the three months ended September 30, 2022. The following notable items were the primary drivers for the change in Non-GAAP Operating Earnings:
Favorable items included:
•Net investment income increased by $194 million mainly due to higher assets, higher investment yields and higher alternative investment income, partially offset by lower income from TIPS offset in derivatives.
•Fee-type revenue increased by $84 million mainly due to higher investment advisory base fees driven by higher average AUM in our Investment Management and Research segment and higher Advisory fee type revenue in our Wealth Management segment attributed to higher average assets balances combined with increased interest income from sweep accounts.

•Remeasurement of liability for future policy benefits decreased by $35 million mainly due to favorable assumption updates and model changes in third quarter 2023 compared to third quarter 2022 in our Protection Solutions segment.
•Net derivative gains increased $35 million mainly due to lower losses from TIPS hedging, offset in net investment income.
These were partially offset by the following unfavorable items:
•Interest credited to policyholders’ account balances increased by $178 million mainly due to higher interest rates on funding agreements in Corporate and Other and growth of SCS account values in our Individual Retirement segment, partially offset by the impact of the Global Atlantic Transaction in our Group Retirement segment.
•Policyholders’ benefits increased by $69 million mainly due to higher net mortality in our Protection Solutions segment.
•Commissions and distribution-related payments increased by $37 million mainly due to higher average Separate Accounts values in our Individual Retirement segment, higher Advisory fee type revenue in our Wealth Management segment and higher premiums from employee benefits in our Protection Solution segment.
•Amortization of DAC increased by $17 million mainly due to growth in the Individual Retirement segment from sales momentum.
•Net income attributable to the noncontrolling interest increased by $18 million mainly due to higher pre-tax earnings and an increase of noncontrolling interest.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
Net Income (Loss) Attributable to Holdings
Net income attributable to Holdings decreased by $91 million to a net income of $2.0 billion for the nine months ended September 30, 2023 from a net income of $2.1 billion for the nine months ended September 30, 2022. The following notable items were the primary drivers for the change in net income (loss):
Unfavorable items included:
•Net derivative losses increased by $3.4 billion mainly due to equity market appreciation during the nine months ended September 30, 2023 compared to equity market depreciation during the nine months ended September 30, 2022.
•Interest credited to policyholders’ account balances increased by $519 million mainly due to higher interest rates on funding agreements in Corporate and Other and growth of SCS account values in our Individual Retirement segment, partially offset by the impact of the Global Atlantic Transaction on our Group Retirement segment.
•Fee-type revenue decreased by $187 million mainly driven by lower investment advisory fees from our Investment Management and Research segment primarily driven by lower average AUM, and lower assets from the Global Atlantic Transaction in our Group Retirement segment.
•Policyholders’ benefits increased by $87 million mainly due to higher net mortality and growth in Employee Benefits in our Protection Solutions segment and higher benefits from GMIB annuitizations, which is offset by higher premiums, in our Legacy segment.
•Amortization of DAC increased by $36 million mainly due to growth in the Individual Retirement segment from sales momentum.
•Net income attributable to noncontrolling interest increased by $67 million mainly due to gains from AB’s consolidated VIEs, partially offset by lower AB pre-tax income.
These were partially offset by the following favorable items:
•Change in market risk benefits and purchased market risk benefits decreased by $1.6 billion mainly due to an increase in equity markets during 2023 compared to a decrease during 2022, partially offset by a lower increase in interest rates from 2023 compared to 2022.

•Net investment income increased by $740 million mainly due to higher assets, higher investment yields, and higher income from seed capital investments, partially offset by lower alternative investment income and lower income from TIPS, offset in derivatives.
•Investment losses decreased by $336 million mainly due to rebalancing in 2022 versus sales to reduce duration in 2023.
•Compensation, benefits, interest and other operating expenses decreased by $191 million mainly due to lower litigation accrual in the second quarter 2022 in Corporate and Other, partially offset by an increase in pension costs resulting from the higher interest rate environment.
•Income tax expense decreased by $1.3 billion primarily due to a partial release of the valuation allowance of $970 million on the deferred tax asset, and lower pre-tax income for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
See “—Significant Factors Impacting Our Results—Effect of Assumption Updates on Operating Results” for more information regarding assumption updates.
Non-GAAP Operating Earnings
Non-GAAP Operating Earnings decreased by $160 million to $1.2 billion for the nine months ended September 30, 2023 from $1.4 billion in the nine months ended September 30, 2022. The following notable items were the primary drivers for the change in Non-GAAP Operating Earnings.
Unfavorable items included:
•Interest credited to policyholders’ account balances increased by $519 million mainly due to higher interest rates on funding agreements in Corporate and Other and growth of SCS account values in our Individual Retirement segment and higher interest rates in our Protection Solutions segment, partially offset by the impact of the Global Atlantic Transaction in our Group Retirement segment.
•Policyholders’ benefits increased by $162 million mainly due to higher net mortality and growth in Employee Benefits in our Protection Solutions segment and higher benefits from GMIB annuitizations, which is offset by higher premiums, in our Legacy segment.
•Fee-type revenue decreased by $85 million mainly driven by lower investment advisory fees from our Investment Management and Research segment primarily driven by lower average AUM, and lower assets from the Global Atlantic Transaction, partially offset by higher equity markets, in our Group Retirement segment.
•Net derivative losses increased by $38 million primarily from our Investment Management and Research segment driven by higher losses from economically hedging seed capital investments in rising equity markets.
•Amortization of DAC increased by $36 million mainly due to growth in our Individual Retirement segment from sales momentum.
•Net income attributable to the noncontrolling interest increased by $13 million mainly due to higher pre-tax earnings and an increase of noncontrolling interest.
These were partially offset by the following favorable items:
•Net investment income increased by $509 million mainly due to higher assets, higher investment yields and higher income from seed capital investments, partially offset by lower alternative investment income and lower income from TIPS, offset in derivatives.
•Remeasurement of liability for future policy benefits decreased by $67 million mainly due to favorable assumption updates and model changes in 2023 compared to 2022 and unfavorable experience in prior period in our Legacy assumed life insurance business.
•Compensation, benefits, interest expense and other operating costs decreased by $37 million mainly due to lower general and administrative costs primarily relating to lower portfolio servicing fees primarily offset by higher interest rates in our Investment Management and Research segment, partially offset by an increase in pension cost.
•Income tax expense decreased by $74 million mainly driven by lower pre-tax earnings and a lower effective tax rate in 2023.

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
The following table summarizes operating earnings (loss) on our segments and Corporate and Other:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Operating earnings (loss) by segment:
Individual Retirement	$210	$183	$644	$572
Group Retirement	105	99	301	354
Investment Management and Research	99	94	297	331
Protection Solutions	34	30	23	137
Wealth Management	40	22	114	78
Legacy	41	50	146	170
Corporate and Other	(116)	(92)	(307)	(264)
Non-GAAP Operating Earnings	$413	$386	$1,218	$1,378
Effective Tax Rates by Segment
Income tax expense is calculated using the ETR and then allocated to our business segments using a 17% ETR for our retirement and protection businesses (Individual Retirement, Group Retirement, Protection Solutions and Legacy), a 24% ETR for Wealth Management and a 24% ETR for Investment Management and Research.
Individual Retirement
The Individual Retirement segment includes our variable annuity products which primarily meet the needs of individuals saving for retirement or seeking retirement income.
The following table summarizes operating earnings (loss) of our Individual Retirement segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Operating earnings (loss)	$210	$183	$644	$572

Key components of operating earnings (loss) were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
REVENUES
Policy charges, fee income and premiums	$169	$158	$497	$504
Net investment income	438	283	1,169	748
Net derivative gains (losses)	(5)	(16)	(15)	(34)
Investment management, service fees and other income	91	87	277	272
Segment revenues	$693	$512	$1,928	$1,490

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$20	$14	$63	$45
Remeasurement of liability for future policy benefits	—	(1)	—	(2)
Interest credited to policyholders’ account balances	186	85	475	211
Commissions and distribution-related payments	69	54	192	172
Amortization of deferred policy acquisition costs	102	85	283	247
Compensation, benefits and other operating costs and expenses	50	47	140	118
Interest expense	1	—	1	—
Segment benefits and other deductions	$428	$284	$1,154	$791

The following table summarizes AV for our Individual Retirement segment:

	September 30, 2023	December 31, 2022
	(in millions)
AV (1)
General Account	$46,332	$37,822
Separate Accounts	36,820	36,455
Total AV	$83,152	$74,277
(1)AV presented are net of reinsurance.
The following table summarizes a roll-forward of AV for our Individual Retirement segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Balance, beginning of period	$83,893	$71,751	$74,277	$82,629
Gross premiums	3,832	3,019	10,377	8,877
Surrenders, withdrawals and benefits	(2,169)	(1,757)	(6,281)	(5,784)
Net flows	1,663	1,262	4,096	3,093
Investment performance, interest credited and policy charges	(2,404)	(3,360)	4,772	(16,069)
Other (1)	—	—	7	—
Balance, end of period	$83,152	$69,653	$83,152	$69,653
______________
(1)For the nine months ended September 30, 2023, amounts reflect a total special payment applied to the accounts of active clients during the three months ended March 31, 2023 as part of a previously disclosed settlement agreement between Equitable Financial and the SEC.

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022 for the Individual Retirement Segment
Operating earnings
Operating earnings increased $27 million to $210 million during the three months ended September 30, 2023 from $183 million in the three months ended September 30, 2022. The following notable items were the primary drivers of the change in operating earnings:
Favorable items included:
•Net investment income increased by $155 million mainly due to higher SCS asset balances and higher investment yields, partially offset by lower income from TIPS offset in derivatives.
•Fee-type revenue increased by $15 million due to higher average Separate Accounts values as a result of higher equity markets in third quarter 2023.
•Net derivative losses decreased by $11 million mainly due to lower losses from TIPS hedging, offset in net investment income.
These were partially offset by the following unfavorable items:
•Interest credited to policyholders’ account balances increased by $101 million mainly due to the growth of SCS account values.
•Amortization of DAC increased by $17 million mainly driven by growth in the business from sales momentum.
•Commissions and distribution-related payments increased by $15 million mainly due to higher average Separate Accounts values.
•Income tax expense increased by $10 million mainly driven by higher pre-tax earnings and a higher effective tax rate in third quarter 2023.
Net Flows and AV
•Total AV as of September 30, 2023 was $83.2 billion, a decrease of $741 million, compared to June 30, 2023. The decline in AV was primarily due to $2.4 billion of equity markets deprecation in third quarter 2023, partially offset by net inflows of $1.7 billion.
•Net inflows of $1.7 billion were $401 million higher than in the three months ended September 30, 2022, mainly driven by higher gross premiums on our newer, less capital-intensive products.
Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022 for the Individual Retirement Segment
Operating earnings
Operating earnings increased $72 million to $644 million during the nine months ended September 30, 2023 from $572 million in the nine months ended September 30, 2022. The following notable items were the primary drivers of the change in operating earnings:
Favorable items included:
•Net investment income increased by $421 million mainly due to higher SCS asset balances and higher investment yields, partially offset by lower income from TIPS offset in derivatives.
•Net derivative losses decreased by $19 million mainly due to increased losses from TIPS hedging which is offset in net investment income.
These were partially offset by the following unfavorable items:
•Interest credited to policyholders’ account balances increased by $264 million mainly due to growth of SCS account values.

•Amortization of DAC increased by $36 million mainly due to growth in the business from sales momentum.
•Compensation, benefits, interest expense and other operating costs increased by $23 million mainly due to an increase in pension costs resulting from the higher interest rate environment.
•Commissions and distribution-related payments increased by $20 million mainly due to growth in the SCS business.
•Policyholders’ benefits increased by $18 million mainly due to higher non-GMxB benefit elections, which is offset by higher premiums.
Net Flows and AV
•The increase in AV of $8.9 billion in the nine months ended September 30, 2023 was driven by an increase in investments performance as a result of equity market appreciation of $4.8 billion in the first nine months of 2023, as well as net inflows of $4.1 billion.
•Net inflows of $4.1 billion were $1.0 billion higher than in the nine months ended September 30, 2022, mainly driven by higher sales in the first nine months of 2023 as compared to the first nine months of 2022.
Group Retirement
The Group Retirement segment offers tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses.
The following table summarizes operating earnings (loss) of our Group Retirement segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Operating earnings (loss)	$105	$99	$301	$354
Key components of operating earnings (loss) are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
REVENUES
Policy charges, fee income and premiums	$71	$80	$201	$257
Net investment income	128	160	372	503
Net derivative gains (losses)	—	(13)	(1)	(27)
Investment management, service fees and other income	68	60	199	187
Segment revenues	$267	$287	$771	$920

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$—	$—	$—	$—
Remeasurement of liability for future policy benefits	—	—	—	—
Interest credited to policyholders’ account balances	55	79	157	229
Commissions and distribution-related payments	35	33	119	117
Amortization of deferred policy acquisition costs	14	14	44	44
Compensation, benefits and other operating costs and expenses	31	36	89	96
Interest expense	—	1	—	1
Segment benefits and other deductions	$135	$163	$409	$487

The following table summarizes AV and AUA for our Group Retirement segment:

	September 30, 2023	December 31, 2022
	(in millions)
AV and AUA
General Account	$9,016	$9,175
Separate Accounts and Mutual Funds	24,833	22,830
Total AV and AUA (2)	$33,849	$32,005
____________
(1)    AV presented are net of reinsurance.
The following table summarizes a roll-forward of AV and AUA for our Group Retirement segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Balance, beginning of period	$34,985	$41,167	$32,005	$47,809
Gross premiums	818	861	2,709	3,496
Surrenders, withdrawals and benefits	(993)	(918)	(2,920)	(2,886)
Net flows (1)	(175)	(57)	(211)	610
Investment performance, interest credited and policy charges (1)	(961)	(1,400)	2,025	(8,709)
Other (2)	—	—	30	—
Balance, end of period	$33,849	$39,710	$33,849	$39,710
____________
(1)For the three and nine months ended September 30, 2023, net outflows of $172 million and $492 million and investment performance, interest credited and policy charges of $275 million and $474 million, respectively, are excluded as these amounts are related to ceded AV to Global Atlantic.
(2)     For the nine months ended September 30, 2023, amounts reflect a total special payment applied to the accounts of active clients as part of a previously disclosed settlement agreement between Equitable Financial and the SEC.
Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022 for the Group Retirement Segment
Operating earnings
Operating earnings increased by $6 million to $105 million during the three months ended September 30, 2023 from $99 million in the three months ended September 30, 2022. The following notable items were the primary drivers of the change in operating earnings:
Favorable items included:
•Interest credited to policyholders’ account balances decreased by $24 million mainly due to the portion of policies ceded in the Global Atlantic Transaction.
•Net derivative losses decreased by $13 million due to lower losses from TIPS hedging which is offset in net investment income.
These were partially offset by the following unfavorable items:
•Net investment income decreased by $32 million due to lower assets from the Global Atlantic Transaction and lower income from TIPS offset in derivatives, partially offset by higher investment yields.
See “—Significant Factors Impacting Our Results—Effect of Assumption Updates on Operating Results” for more information regarding assumption updates.

Net Flows and AV
•The decrease in AV of $1.1 billion in the three months ended September 30, 2023 was driven by equity market depreciation of $961 million and net outflows of $175 million.
•Net outflows of $175 million for the three months ended September 30, 2023 increased by $118 million compared to the three months ended September 30, 2022, driven by higher surrender activity, partially offset by higher gross premiums in our institutional market.
Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022 for the Group Retirement Segment
Operating earnings
Operating earnings decreased by $53 million to $301 million during the nine months ended September 30, 2023 from $354 million during the nine months ended September 30, 2022. The following notable items were the primary drivers of the change in operating earnings:
Unfavorable items included:
•Net investment income decreased by $131 million due to lower alternative investment income, lower income from TIPS partially offset in derivatives and lower assets from the Global Atlantic Transaction, partially offset by higher investment yields.
•Fee-type revenue decreased by $44 million primarily due to lower assets from the Global Atlantic Transaction, partially offset by higher equity market performance.
These were partially offset by the following favorable items:
•Interest credited to policyholders’ account balances decreased by $72 million mainly due to the portion of policies ceded in the Global Atlantic Transaction.
•Net derivative losses decreased by $26 million due to lower losses from TIPS hedging which is offset in net investment income.
•Income tax expense decreased by $18 million driven by lower pre-tax earnings and a lower effective tax rate in 2023.
Net Flows and AV
•The increase in AV of $1.8 billion in the nine months ended September 30, 2023 was driven by equity market appreciation of $2.0 billion, slightly offset by net outflows of $211 million.
•Net outflows of $211 million for the nine months ended September 30, 2023 increased $821 million compared to the nine months ended September 30, 2022, driven by a large lump sum premium in our institutional market in 2022 and higher surrender activity in 2023.

Investment Management and Research
The Investment Management and Research segment provides diversified investment management, research and related services to a broad range of clients around the world. Operating earnings (loss), net of tax, presented here represents our average economic interest in AB of approximately 61% and 65% during the nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Operating earnings (loss)	$99	$94	$297	$331

Key components of operating earnings (loss) were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
REVENUES
Net investment income (loss)	$(9)	$(9)	$2	$(58)
Net derivative gains (losses)	9	15	(2)	57
Investment management, service fees and other income	1,034	990	3,043	3,135
Segment revenues	$1,034	$996	$3,043	$3,134

BENEFITS AND OTHER DEDUCTIONS
Commissions and distribution related payments	$156	$152	$454	$487
Compensation, benefits and other operating costs and expenses	644	636	1,900	1,930
Interest expense	14	5	42	9
Segment benefits and other deductions	$814	$793	$2,396	$2,426

Changes in AUM in the Investment Management and Research segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in billions)
Balance, beginning of period	$691.5	$646.8	$646.4	$778.6
Long-term flows
Sales/new accounts	25.2	19.8	73.2	84.6
Redemptions/terminations	(20.3)	(24.9)	(64.1)	(72.2)
Cash flow/unreinvested dividends	(6.8)	(5.4)	(14.3)	(14.2)
Net long-term (outflows) inflows	(1.9)	(10.5)	(5.2)	(1.8)
Adjustments	—	—	—	(0.4)
Acquisition	—	12.2	—	12.2
Market appreciation (depreciation)	(20.6)	(35.8)	27.8	(175.9)
Net change	(22.5)	(34.1)	22.6	(165.9)
Balance, end of period	$669.0	$612.7	$669.0	$612.7

Average AUM in the Investment Management and Research segment for the periods presented by distribution channel and investment services were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in billions)
Distribution Channel:
Institutions	$307.0	$297.0	$305.1	$312.8
Retail	266.8	250.9	259.2	274.9
Private Wealth	115.8	106.0	112.9	111.6
Total	$689.6	$653.9	$677.2	$699.3

Investment Service:
Equity Actively Managed	$235.8	$222.8	$230.7	$245.7
Equity Passively Managed (1)	59.3	56.7	57.5	61.8
Fixed Income Actively Managed – Taxable	200.3	198.9	197.9	216.4
Fixed Income Actively Managed – Tax-exempt	56.3	53.7	55.2	54.7
Fixed Income Passively Managed (1)	9.4	11.3	9.5	12.1
Alternatives/Multi-Asset Solutions (2)	128.5	110.5	126.4	108.6
Total	$689.6	$653.9	$677.2	$699.3
____________
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity of fixed income services.
Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022 for the Investment Management and Research Segment
Operating earnings
Operating earnings increased $5 million to $99 million during the three months ended September 30, 2023 from $94 million during the three months ended September 30, 2022. The following notable items were the primary drivers of the change in operating earnings:
Favorable items included:
•Fee-type revenue increased by $44 million primarily due to higher investment advisory base fees driven by higher average AUM partially offset by lower portfolio fee rates, higher performance based fees due to increased performance fees earned on Private Credit Funds, partially offset by lower performance fees on U.S. Real Estate Funds and higher other income from higher net interest earned on customer margin balances.
These were partially offset by the following unfavorable items included:
•Compensation, benefits, interest expense and other operating costs increased by $17 million mainly due to higher expense related to higher average outstanding borrowings and higher interest rates and higher incentive and base compensation expense, partially offset by lower general and administrative costs related to lower portfolio servicing fees and professional fees.
•Net derivative gains decreased by $6 million mainly due to lower gains from economically hedging seed capital investments.
•Net income attributable to noncontrolling interest increased by $11 million due to higher pre-tax earnings and an increase of noncontrolling interest.
Long-Term Net Flows and AUM
•Total AUM as of September 30, 2023 was $669.0 billion, down $22.5 billion or 3.3%, compared to June 30, 2023. During the third quarter 2023, AUM decreased as a result of market depreciation of $20.6 billion and net outflows of $1.9 billion. Market depreciation was attributed to Retail of 9.0 billion, Institutions of 8.8 billion, and Private Wealth of 2.8 billion. Net outflows were due to Institutions net outflows of $3.5 billion, Retail net inflows of $1.6 billion and Private Wealth net inflows of $0.0 billion.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022 for the Investment Management and Research Segment
Operating earnings
Operating earnings decreased $34 million to $297 million during the nine months ended September 30, 2023 from $331 million in the nine months ended September 30, 2022. The following notable items were the primary drivers of the change in operating earnings:
Unfavorable items included:
•Fee-type revenue decreased by $92 million primarily due to lower investment advisory base fees driven by lower average AUM partially offset by higher portfolio fee rates, lower performance based fees due to lower performance fees earned on U.S. Real Estate Funds partially offset by higher performance fees on Private Credit Funds and Global Core Equity Funds, partially offset by higher other income from higher net interest earned on customer margin balances.
•Net derivative gains decreased by $59 million mainly due to lower income from economically hedging the seed capital investments (partially offset by net investment income).
•Compensation, benefits, interest expense and other operating costs increased by $3 million mainly due to higher expense related to higher average outstanding borrowings and higher interest rates as well as higher incentive and base compensation expense, primarily offset by lower general and administrative costs related to lower portfolio servicing fees and professional fees.
These were partially offset by the following favorable items:
•Net investment income increased by $60 million mainly due to higher income from seed capital investments (partially offset by net derivative losses).
•Commissions and distribution-related payments decreased by $33 million mainly due to lower payments to financial intermediaries for the distribution of AB mutual funds.
•Income tax expense decreased by $25 million due to lower pre-tax earnings and a lower effective tax rate in 2023.
Long-Term Net Flows and AUM
•Total AUM as of September 30, 2023 was $669.0 billion, up $22.6 billion, or 3.5%, compared to December 31, 2022. The increase is a result of market appreciation of $27.8 billion, partially offset by net outflows of $5.2 billion. Market appreciation attributed to Retail of $13.9 billion, Institutions of $8.9 billion and Private Wealth of $5.0 billion. Institutions net outflows of $9.4 billion were partially offset by Private Wealth and Retail net inflows of $2.5 billion and $1.7 billion , respectively.
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
The following table summarizes operating earnings (loss) of our Protection Solutions segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Operating earnings (loss)	$34	$30	$23	$137

Key components of operating earnings (loss) were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
REVENUES
Policy charges, fee income and premiums	$516	$502	$1,560	$1,507
Net investment income	260	236	719	760
Net derivative gains (losses)	7	(13)	(11)	(18)
Investment management, service fees and other income	39	34	105	108
Segment revenues	$822	$759	$2,373	$2,357

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$512	$430	$1,531	$1,376
Remeasurement of liability for future policy benefits	(16)	22	(12)	35
Interest credited to policyholders’ account balances	137	130	392	380
Commissions and distribution related payments	37	31	107	99
Amortization of deferred policy acquisition costs	30	29	89	87
Compensation, benefits and other operating costs and expenses	79	79	236	212
Interest expense	2	—	2	—
Segment benefits and other deductions	$781	$721	$2,345	$2,189
The following table summarizes Protection Solutions Reserves for our Protection Solutions segment:

	September 30, 2023	December 31, 2022
	(in millions)
Protection Solutions Reserves (1)
General Account	$17,949	$18,208
Separate Accounts	14,782	13,634
Total Protection Solutions Reserves	$32,731	$31,842
_______________
(1)Does not include Protection Solutions Reserves for our employee benefits business as it is a scaling business and therefore has immaterial in-force policies.
The following table presents our in-force face amounts for our individual life insurance products:

	September 30, 2023	December 31, 2022
	(in billions)
In-force face amount by product: (1)
Universal Life (2)	$41.5	$43.1
Indexed Universal Life	27.1	27.5
Variable Universal Life (3)	135.4	133.4
Term	208.1	211.9
Whole Life	1.1	1.1
Total in-force face amount	$413.2	$417.0
_______________
(1)Includes individual life insurance and does not include employee benefits as it is a scaling business and therefore has immaterial in-force policies.
(2)UL includes GUL.
(3)VUL includes VL and COLI.

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022 for the Protection Solutions Segment
Operating earnings (loss)
Operating earnings increased by $4 million to $34 million during the three months ended September 30, 2023 from $30 million in the three months ended September 30, 2022. The following notable items were the primary drivers of the change in operating earnings:
Favorable items included:
•Remeasurement of liability for future policy benefits decreased by $38 million mainly due to favorable assumption updates in third quarter 2023 compared to third quarter 2022.
•Net investment income increased by $24 million mainly due to higher alternative investment income and higher investment yields, partially offset by lower income from TIPS offset in derivatives.
•Net derivative lossses decreased by $20 million mainly due to lower losses from TIPS hedging which is offset in net investment income.
•Fee-type revenue increased by $19 million mainly driven by Employee Benefits premium growth.
These were partially offset by the following unfavorable items:
•Policyholders’ benefits increased by $82 million mainly due to higher net mortality.
•Commissions and distribution-related payments increased by $6 million mainly due to higher premiums in Employee Benefits.
Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022 for the Protection Solutions Segment
Operating earnings (loss)
Operating earnings decreased $114 million to $23 million during the nine months ended September 30, 2023 from $137 million in the nine months ended September 30, 2022. The following notable items were the primary drivers of the change in the operating loss:
Unfavorable items included:
•Policyholders’ benefits increased by $155 million mainly due to higher net mortality and growth in Employee Benefits.
•Net investment income decreased by $41 million mainly due to lower alternative investment income, lower income from TIPS partially offset in derivatives, partially offset by higher investment yields.
•Compensation, benefits, interest expense and other operating costs increased by $26 million mainly due to higher pension and other benefit costs.
•Interest credited to policyholders’ account balances increased by $12 million mainly due to higher interest rates.
These were partially offset by the following favorable items:
•Fee-type revenue increased by $50 million mainly driven by higher premiums due to growth in Employee Benefits (offset in policyholders’ benefits).
•Remeasurement of liability for future policy benefits decreased by $47 million mainly due to favorable assumption updates in 2023 compared to 2022.
•Income tax expense decreased by $26 million primarily due to a lower pre-tax earnings.
Wealth Management
The Wealth Management segment is an emerging leader in the wealth management space with a differentiated advice value proposition that offers discretionary and non-discretionary investment advisory accounts, financial planning and advice, insurance, and annuity products. In 2023, we began reporting this business separately from our other segments and Corporate and Other.
The following table summarizes operating earnings (loss) of our Wealth Management segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Operating earnings (loss)	$40	$22	$114	$78

Key components of operating earnings (loss) were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
REVENUES
Net investment income	$4	$1	$9	$1
Net derivative gains (losses)	—	—	—	—
Investment management, service fees and other income	386	352	1,134	1,096
Segment revenues	$390	$353	$1,143	$1,097

BENEFITS AND OTHER DEDUCTIONS
Commissions and distribution-related payments	$244	$231	$715	$715
Compensation, benefits and other operating costs and expenses	93	92	278	276
Interest expense	—	—	—	—
Segment benefits and other deductions	$337	$323	$993	$991
The following table summarizes a revenue by activity type for our Wealth Management segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Revenue by Activity Type
Investment management, service fees and other income :
Investment management and advisory fees	$141	$125	$402	$399
Distribution fees	229	219	685	679
Interest income	13	5	37	7
Service and other income	3	3	10	12
Total Investment management, service fees and other income	$386	$351	$1,134	$1,096

The following table summarizes a roll-forward of AUA roll-forward for our Wealth Management segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Total Wealth Management Assets
Beginning, beginning of period	80,421	$70,411	$72,406	$82,794
Net Flows	1,560	1,117	4,323	3,937
Market appreciation (depreciation) and other	(2,622)	(3,135)	2,630	(18,338)
Balance, end of period	$79,359	$68,393	$79,359	$68,393
Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2023 for the Wealth Management Segment
Operating earnings
Operating earnings increased by $18 million to $40 million during the three months ended September 30, 2023 from $22 million in the three months ended September 30, 2022. The following were notable changes:
Favorable items included:
•Investment management, service fees and other income increased by $34 million mainly due to higher Advisory fee type revenue attributed to higher average assets balances combined with increased interest income from sweep accounts.
•Net investment income increased by $3 million mainly due to higher interest rates.
These were partially offset by the following unfavorable items:
•Commissions and distribution-related payments increased by $13 million mainly due to higher Advisory fee type revenue.
•Income tax expense increased by $5 million primarily due to higher pre-tax earnings.
Net Flows and AV
•The decrease in AUA of $1.1 billion in the three months ended September 30, 2023 was driven by equity market depreciation in 2023 of $2.6 billion as well as net inflows of $1.6 billion.
•Net inflows of $1.6 billion were $443 million higher than in the three months ended September 30, 2022 mainly driven by increased sales.
Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022 for the Wealth Management Segment
Operating earnings
Operating earnings increased $36 million to $114 million during the nine months ended September 30, 2023 compared to $78 million in the nine months ended September 30, 2022. The following were notable changes:
Favorable items included:
•Investment management, service fees and other income increased by $38 million mainly due to higher interest income from sweep accounts combined with increased distribution fees from higher retirement sales.
•Net investment income increased by $8 million mainly due to higher interest rates.
These were partially offset by the following unfavorable items:

•Income tax expense increased by $8 million primarily due to higher pre-tax earnings, partially offset by a lower effective tax rate.
Net Flows and AV
•The increase in AUA of $7.0 billion in the nine months ended September 30, 2023 was driven by net inflows of $4.3 billion in 2023 and equity market appreciation of $2.6 billion.
•Net inflows of $4.3 billion were $386 million higher than in the nine months ended September 30, 2022 mainly driven by increased sales.
Legacy
The Legacy segment consists of our capital intensive fixed-rate GMxB business written prior to 2011. In 2023, we began reporting this business separately from our Individual Retirement business.
The following table summarizes operating earnings (loss) of our Legacy segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Operating earnings (loss)	$41	$50	$146	$170

Key components of operating earnings (loss) were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
REVENUES
Policy charges, fee income and premiums	$40	$37	$118	$109
Net investment income	59	65	185	185
Net derivative gains (losses)	—	—	—	—
Investment management, service fees and other income	99	102	304	324
Segment revenues	$198	$204	$607	$618

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$53	$45	$160	$119
Remeasurement of liability for future policy benefits	1	(1)	1	1
Interest credited to policyholders’ account balances	12	13	36	38
Commissions and distribution-related payments	45	42	131	144
Amortization of deferred policy acquisition costs	16	16	48	49
Compensation, benefits and other operating costs and expenses	20	26	57	59
Interest expense	—	—	—	—
Segment benefits and other deductions	$147	$141	$433	$410

The following table summarizes AV for our Legacy segment:

	September 30, 2023	December 31, 2022
	(in millions)
AV (1)
General Account	$876	$925
Separate Accounts	20,033	20,557
Total AV	$20,909	$21,482
_______________
(1)AV presented are net of reinsurance.
The following table summarizes a roll-forward of AV for our Legacy segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Balance, beginning of period	$22,372	$22,513	$21,482	$29,275
Gross premiums	74	66	200	189
Surrenders, withdrawals and benefits	(628)	(565)	(1,846)	(1,832)
Net flows	(554)	(499)	(1,646)	(1,643)
Investment performance, interest credited and policy charges	(909)	(1,145)	1,073	(6,763)
Balance, end of period	$20,909	$20,869	$20,909	$20,869
Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2023 for the Legacy segment
Operating earnings
Operating earnings decreased $9 million to $41 million during the three months ended September 30, 2023 from $50 million in the three months ended September 30, 2022. The following notable items were the primary drivers of the change in operating earnings:
Unfavorable items included:
•Policyholders’ benefits increased by $8 million mainly due to higher GMIB annuitizations, which is offset by higher premiums.
•Net investment income decreased by $6 million mainly due to lower assets.
These were partially offset by the following favorable items:
•Compensation, benefits, interest expense and other operating costs decreased by $6 million mainly due to lower pension and other benefit costs.
Net Flows and AV
•The decrease in AV of $1.5 billion in the three months ended September 30, 2023 was driven by a decrease in investments performance of $909 million as a result of equity market depreciation in third quarter 2023, and net outflows of $554 million.
•Net outflows of $554 million were $55 million higher than in the nine months ended September 30, 2022, mainly driven by continuing runoff of the business.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022 for the Legacy segment
Operating earnings
Operating earnings decreased $24 million to $146 million during the three months ended September 30, 2023 from $170 million in the nine months ended September 30, 2022. The following notable items were the primary drivers of the change in operating earnings:
Unfavorable items included:
•Policyholders’ benefits increased by $41 million mainly due to higher benefits from GMIB annuitizations, which is offset by higher premiums.
•Fee-type revenue decreased by $11 million mainly driven by lower average Separate Accounts values as a result of lower equity markets and net outflows, partially offset by higher premiums from the GMIB annuitizations.
These were partially offset by the following favorable items:
•Commissions and distribution-related payments decreased by $13 million mainly due to lower average Separate Accounts values as result of lower equity markets and net outflows, partially offset by lower commission reimbursements recorded in other income.
•Income tax expense decreased by $10 million primarily due to lower pre-tax earnings and a lower effective tax rate in 2023.
Net Flows and AV
•The decrease in AV of $573 million in the nine months ended September 30, 2023 was driven by net outflows of $1.6 billion, partially offset by an increase in investments performance and interest credited to account balances, net of policy charges, of $1.1 billion.
•Net outflows of $1.6 billion were consistent with the nine months ended September 30, 2022.
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
The following table summarizes operating earnings (loss) of Corporate and Other:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Operating earnings (loss)	$(116)	$(92)	$(307)	$(264)

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
Risk tolerances are established for credit risk, market risk, liquidity risk and concentration risk across issuers and asset classes, each of which seek to mitigate the impact of cash flow variability arising from these risks. Significant interest rate increases and market volatility since 2022 have reduced the fair value of fixed maturities from a net unrealized gain position to a net unrealized loss. As a part of asset and liability management, we maintain a weighted average duration for our General Account investment portfolio that is within an acceptable range of the estimated duration of our liabilities given our risk appetite and hedging programs.
The General Account investment portfolio consists largely of investment grade fixed maturities, short-term investments, commercial, agricultural and residential mortgage loans, alternative investments and other financial instruments. Fixed maturities include publicly issued corporate bonds, government bonds, privately placed notes and bonds, bonds issued by states and municipalities, agency and non-agency mortgage-backed securities and asset-backed securities. In addition, from time to time we use derivatives to hedge our exposure to equity markets, interest rates, foreign currency and credit spreads.
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

	Three Months Ended September 30,
	2023		2022
	Yield	Amount (2)	Yield	Amount (2)
	(Dollars in millions)
Fixed Maturities:
Income (loss)	4.27%	$788	3.77%	$699
Ending assets		73,776		74,565
Mortgages:
Income (loss)	5.12%	224	3.92%	148
Ending assets		17,655		15,688
Other Equity Investments: (1)
Income (loss)	5.10%	44	2.95%	26
Ending assets		3,389		3,468
Policy Loans:
Income (loss)	5.39%	55	4.90%	49
Ending assets		4,089		4,018
Cash and Short-term Investments: (3)
Income (loss)	(2.71)%	(26)	(2.51)%	(8)
Ending assets		2,822		563
Repurchase and funding agreements:
Interest expense and other		(132)		(47)
Ending assets (liabilities)		(8,175)		(7,830)
Total Invested Assets:
Income (loss)	4.06%	953	3.83%	867
Ending Assets		93,557		90,472
Short Duration Fixed Maturities:
Income (loss)	3.94%	1	3.41%	1
Ending assets		62		117
Total:
Investment income (loss)	4.05%	954	3.83%	868
Less: investment fees (4)	(0.19)%	(45)	(0.17)%	(38)
Investment Income, Net	3.86%	909	3.66%	830
Ending Net Assets		$93,619		$90,589

	Nine Months Ended September 30,				Year Ended December 31
	2023		2022		2022
	Yield	Amount (2)	Yield	Amount (2)	Yield	Amount (2)
	(Dollars in millions)
Fixed Maturities:
Income (loss)	4.11%	$2,251	3.52%	$1,935	3.57%	$2,619
Ending assets		73,776		74,565		72,255
Mortgages:
Income (loss)	4.66%	599	3.87%	424	3.92%	587
Ending assets		17,655		15,688		16,481
Other Equity Investments: (1)
Income (loss)	3.40%	89	7.80%	188	5.21%	171
Ending assets		3,389		3,468		3,433
Policy Loans:
Income (loss)	5.21%	158	5.30%	160	5.35%	215
Ending assets		4,089		4,018		4,033
Cash and Short-term Investments: (3)
Income (loss)	(2.88)%	(66)	(0.83)%	(12)	(1.44)%	(24)
Ending assets		2,822		563		1,419
Funding agreements:
Interest expense and other		(326)		(82)		(156)
Ending assets (liabilities)		(8,175)		(7,830)		(8,501)
Total Invested Assets:
Income (loss)	3.92%	2,706	3.86%	2,613	3.79%	3,412
Ending Assets		93,557		90,472		89,120
Short Duration Fixed Maturities:
Income (loss)	3.96%	2	3.53%	4	3.62%	5
Ending assets		62		117		87
Total:
Investment income (loss)	3.92%	2,708	3.86%	2,617	3.79%	3,417
Less: investment fees (4)	(0.18)%	(123)	(0.15)%	(101)	(0.15)%	(138)
Investment Income, Net	3.74%	2,585	3.71%	2,516	3.63%	3,279
Ending Net Assets		$93,619		$90,589		$89,207
_____________
(1)Includes, as of September 30, 2023, September 30, 2022 and December 31, 2022 respectively, $436 million, $370 million and $400 million of other invested assets. Amounts for certain consolidated VIE investments are shown net of associated non-controlling interest.
(2)Amount for fixed maturities and mortgages represents original cost, reduced by repayments, write-downs, adjusted amortization of premiums, accretion of discount and allowances. Cost for equity securities represents original cost reduced by write-downs; cost for other limited partnership interests represents original cost adjusted for equity in earnings and reduced by distributions.
(3)Cash and Short-term net of collateral expense.
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
AFS Fixed Maturities by Industry
The following table sets forth these fixed maturities by industry category along with their associated gross unrealized gains and losses:

AFS Fixed Maturities by Industry (1)

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total (%)
	(Dollars in millions)
As of September 30, 2023
Corporate Securities:
Finance	$13,792	$—	$8	$1,861	$11,939	19%
Manufacturing	11,458	—	5	2,022	9,441	15%
Utilities	6,786	1	6	1,199	5,592	9%
Services	8,339	1	17	1,358	6,997	11%
Energy	3,836	—	7	673	3,170	5%
Retail and wholesale	3,419	—	10	494	2,935	5%
Transportation	2,459	—	4	428	2,035	3%
Other	132	—	1	18	115	—%
Total corporate securities	50,221	2	58	8,053	42,224	67%
U.S. government	5,744	—	—	1,573	4,171	7%
Residential mortgage-backed (2)	1,791	—	—	136	1,655	3%
Preferred stock	41	—	2	—	43	—%
State & political	615	—	2	102	515	1%
Foreign governments	821	—	1	161	661	1%
Commercial mortgage-backed	4,051	—	—	680	3,371	5%
Asset-backed securities (3)	10,466	—	15	212	10,269	16%
Total	$73,750	$2	$78	$10,917	$62,909	100%

As of December 31, 2022
Corporate Securities:
Finance	$13,537	$—	$9	$1,682	$11,864	19%
Manufacturing	11,797	2	14	1,793	10,016	16%
Utilities	6,808	—	14	1,063	5,759	9%
Services	8,299	22	16	1,236	7,057	11%
Energy	3,740	—	11	574	3,177	5%
Retail and wholesale	3,394	—	14	433	2,975	5%
Transportation	2,277	—	8	367	1,918	3%
Other	124	—	3	15	112	—%
Total corporate securities	49,976	24	89	7,163	42,878	68%
U.S. government	7,054	—	1	1,218	5,837	10%
Residential mortgage-backed (2)	908	—	1	87	822	1%
Preferred stock	41	—	2	—	43	—%
State & political	609	—	7	89	527	1%
Foreign governments	985	—	2	151	836	1%
Commercial mortgage-backed	3,823	—	—	588	3,235	5%
Asset-backed securities (3)	8,859	—	4	373	8,490	14%
Total	$72,255	$24	$106	$9,669	$62,668	100%
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
The following table sets forth the General Account’s fixed maturities portfolio by NAIC rating:
AFS Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
As of September 30, 2023
1................................	Aaa, Aa, A	$46,888	$—	$39	$6,732	$40,195
2................................	Baa	24,299	—	33	4,047	20,285
	Investment grade	71,187	—	72	10,779	60,480
3................................	Ba	1,428	—	2	98	1,332
4................................	B	1,022	1	3	33	991
5................................	Caa	109	—	1	6	104
6................................	Ca, C	4	1	—	1	2
	Below investment grade	2,563	2	6	138	2,429
Total Fixed Maturities		$73,750	$2	$78	$10,917	$62,909

As of December 31, 2022:
1................................	Aaa, Aa, A	$44,612	$—	$56	$5,652	$39,016
2................................	Baa	24,843	—	47	3,804	21,086
	Investment grade	69,455	—	103	9,456	60,102
3................................	Ba	1,565	2	1	130	1,434
4................................	B	1,161	20	1	75	1,067
5................................	Caa	64	2	1	7	56
6................................	Ca, C	10	—	—	1	9
	Below investment grade	2,800	24	3	213	2,566
Total Fixed Maturities		$72,255	$24	$106	$9,669	$62,668

Mortgage Loans
The mortgage portfolio primarily consists of commercial, agricultural, and residential mortgage loans. The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The commercial mortgage loan portfolio is backed by high quality properties located in primary markets typically owned by experienced institutional investors with a demonstrated ability to manage their assets through business cycles. Our commercial loan portfolio is monitored on an ongoing basis, assigning credit quality ratings for each loan, with the particular emphasis on loans that are scheduled to mature in the next 12 to 24 months. Scheduled maturities for the remainder of 2023 and full year 2024, respectively are $306 million and $1.3 billion, or 2% and 8% of the commercial mortgage portfolio. The commercial mortgage portfolio consists of 87% fixed rate loans and 13% floating rate loans. For floating rate loans, the borrower is typically required to purchase an interest rate cap to the scheduled maturity of the loan to protect against rising rates.

Commercial mortgage loans are evaluated annually to determine a current LTV ratio. Property financial statements, current rent roll, lease maturities, tenant creditworthiness, property physical inspections, and forecasted leasing market strength are used to develop projected cash flows. A discounted cash flow methodology which incorporates market data is used to determine property values. The average LTV ratio at origination provided by a certified appraisal firm was 53%. The average LTV ratio was 62% and 62% at September 30, 2023 and December 31, 2022, respectively, which reflects the most recent opinion of value on the underlying collateral.
Over the past year, we began working with CarVal to establish investment programs in residential whole loans and other private and public securities. These programs allow us to leverage CarVal’s expertise in asset classes where we are looking to increase exposure. The residential mortgage portfolio primarily consists of purchased closed end, amortizing residential mortgage loans. The investment strategy for the mortgage loan portfolio emphasizes high credit quality borrowers, conservative LTV ratios, superior ability to repay and geographic diversification.
Residential mortgage loans are pooled by loan type (i.e., Jumbo, Agency Eligible, Non-Qualified, etc.) and pooled by similar risk profiles (including consumer credit score and LTV ratios). The portfolio is monitored monthly primarily based on payment activity, occurrence of regional natural disasters and borrower interactions with the mortgage servicer.
The tables below show the breakdown of the amortized cost of the General Account’s investments in mortgage loans by geographic region and property type:
Mortgage Loans by Region and Property Type

	September 30, 2023		December 31, 2022
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
By Region:
U.S. Regions:
Pacific	$4,916	28%	$4,903	30%
Middle Atlantic	3,654	20	3,529	21
South Atlantic	2,603	15	2,059	12
East North Central	1,015	6	1,087	7
Mountain	1,507	8	1,368	8
West North Central	824	5	826	5
West South Central	1,317	7	1,111	7
New England	857	5	859	5
East South Central	487	3	475	3
Total U.S.	17,180	96	16,217	98
Other Regions:
Europe	684	4	393	2
Total Other	684	4	393	2
Total Mortgage Loans	$17,864	100%	$16,610	100%

By Property Type:
Office	$4,762	27%	$4,749	29%
Multifamily	6,357	36	5,657	33
Agricultural loans	2,550	14	2,590	16
Retail	306	2	327	2
Industrial	2,235	13	2,125	13
Hospitality	597	3	427	3
Residential	32	—	—	—
Other	1,025	6	735	4
Total Mortgage Loans	$17,864	101%	$16,610	100%

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
Sources and Uses of Holding Company Highly Liquid Assets
The following table sets forth Holdings’ principal sources and uses of highly liquid assets:

	Nine Months Ended September 30,
	2023	2022
	(in millions)
Highly Liquid Assets, beginning of period	$1,992	$1,742
Dividends from subsidiaries	2,087	1,574
Capital contributions to subsidiaries	(1,050)	(150)
M&A Activity	—	—
Total Business Capital Activity	1,037	1,424

Purchase of treasury shares	(678)	(699)
Shareholder dividends paid	(227)	(220)
Total Share Repurchases, Dividends and Acquisition Activity	(905)	(919)
Issuance of preferred stock	—	—
Preferred stock dividend	(54)	(54)
Total Preferred Stock Activity	(54)	(54)

Issuance of long-term debt	500	—
Repayment of long-term debt	(520)	—
Total External Debt Activity	(20)	—

Proceeds from loans from affiliates	—	—
Net decrease (increase) in existing facilities to affiliates (1)	90	65
Total Affiliated Debt Activity	90	65

	Nine Months Ended September 30,
	2023	2022
	(in millions)

Interest paid on external debt and P-Caps	(130)	(116)
Others, net	35	89
Total Other Activity	(95)	(27)

Net increase (decrease) in highly liquid assets	53	489
Highly Liquid Assets, end of period	$2,045	$2,231
_______________
(1)     Represents net activity of draws and repayments of existing credit facilities between Holdings and affiliates.
Capital Contribution to Our Subsidiaries
During the nine months ended September 30, 2023, Holdings made cash capital contributions of $1.1 billion to Equitable America to support the Reinsurance Treaty. This transaction moved 50% of the account value from Equitable Life to Equitable America. This capital contribution enabled the Company to move capital to match the liabilities moved and maintain an RBC ratio above 400%.
Loans from Our Subsidiaries
There were no loans from our subsidiaries during the nine months ended September 30, 2023.
Cash Distributions from Our Subsidiaries
During the nine months ended September 30, 2023, Holdings received cash distributions from AB of $292 million and distributions from EFIM of $57 million, and EIM of $85 million.
Distributions from Insurance Subsidiaries
Our insurance companies are subject to limitations on the payment of dividends and other transfers of funds to Holdings and other affiliates under applicable insurance law and regulation. Also, more generally, the ability of our insurance subsidiaries to pay dividends can be affected by market conditions and other factors beyond our control.
Under New York’s insurance laws, which are applicable to Equitable Financial, a domestic stock life insurer may not, without prior approval of the NYDFS, pay an Ordinary Dividend. Extraordinary Dividends require the insurer to file a notice of its intent to declare the dividends with the NYDFS and obtain prior approval or non-disapproval from the NYDFS. Due to a permitted statutory accounting practice agreed to with the NYDFS, Equitable Financial will need the prior approval of the NYDFS to pay a Permitted Practice Ordinary Dividend. Applying the formula above, Equitable Financial could pay an Ordinary Dividend of up to approximately $1.7 billion in 2023. Holdings received a cash dividend distribution from Equitable Financial of $1.1 billion during May 2023 to support the Reinsurance Treaty. This transaction moved 50% of the account value from Equitable Life to Equitable America. This capital contribution enabled the Company to move capital to match the liabilities moved and maintain an RBC ratio above 400%. Holdings also received a dividend distribution from Equitable Financial of $600 million during July 2023.
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
As of September 30, 2023, Holdings and its non-insurance company subsidiaries hold approximately 170.1 million AB Units, 4.1 million AB Holding Units and the 1% General Partnership interest in ABLP.
As of September 30, 2023, the ownership structure of ABLP, including AB Units outstanding as well as the general partner’s 1% interest, was as follows:

Owner	Percentage Ownership
EQH and its subsidiaries	60.3%
AB Holding	39.0%
Unaffiliated holders	0.7%
Total	100.0%
Including both the general partnership and limited partnership interests in AB Holding and ABLP, Holdings and its subsidiaries had an approximate 62% economic interest in AB as of September 30, 2023. The issuance of AB Units relating to the CarVal acquisition is not expected to have a significant impact on the Company’s cash flows.
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
The Credit Facility and LOC Facilities contain certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries and the dollar amount of secured indebtedness that may be incurred by us, which could restrict our operations and use of funds. The right to borrow funds under the Credit Facility and LOC Facilities is subject to the fulfillment of certain conditions, including compliance with all covenants, and the ability to borrow thereunder is also subject to the continued ability of the lenders that are or will be parties to the facilities to provide funds. As of September 30, 2023, we were in compliance with these covenants.
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
AB Commercial Paper
As of September 30, 2023 and December 31, 2022, AB had no commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings for the commercial paper outstanding during the third quarter 2023 and full year 2022 were $277 million and $190 million, respectively, with weighted average interest rates of approximately 5.1% and 1.5%, respectively.
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
The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of September 30, 2023, AB was in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.
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
As of September 30, 2023 and December 31, 2022, AB had no amounts outstanding under the AB Credit Facility. During the nine months ended September 30, 2023 and the full year 2022, AB and SCB LLC did not draw upon the AB Credit Facility.
In addition, SCB LLC currently has five uncommitted lines of credit with five financial institutions. Four of these lines of credit permit borrowing up to an aggregate of approximately $315 million, with AB named as an additional borrower, while the other line has no stated limit. AB has agreed to guarantee the obligations on SCB LLC under these lines of credit. As of September 30, 2023 and December 31, 2022, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings during the nine months ended September 30, 2023 and the full year 2022 were $2 million and $1 million with weighted average interest rates of approximately 7.8% and 3.7%, respectively.
EQH Facility
AB has a $900 million committed, unsecured senior credit facility (the “EQH Facility”). The EQH Facility matures on November 4, 2024 and is available for AB’s general business purposes. Borrowings under the EQH Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates.
The EQH Facility contains affirmative, negative and financial covenants which are substantially similar to those in AB’s committed bank facilities. As of September 30, 2023, we were in compliance with these covenants. The EQH Facility also includes customary events of default substantially similar to those in AB’s committed bank facilities, including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lender’s commitment may be terminated.
Amounts under the EQH Facility may be borrowed, repaid and re-borrowed by AB from time to time until the maturity of the facility. AB or Holdings may reduce or terminate the commitment at any time without penalty upon proper notice. Holdings also may terminate the facility immediately upon a change of control of AB’s general partner.
As of September 30, 2023 and December 31, 2022, AB had $900 million outstanding under the EQH Facility, with interest rates of approximately 5.3% and 4.3%, respectively. Average daily borrowing of the EQH Facility during the nine months ended 2023 and the full year 2022 were $779 million and $655 million, respectively, with a weighted average interest rates of approximately 4.8% and 1.7%, respectively.
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

As of September 30, 2023 and December 31, 2022, AB had $0 million and $90 million outstanding balance on the EQH Uncommitted Facility, with interest rates of approximately 0.0% and 4.3%, respectively. Average daily borrowing of the EQH Uncommitted Facility during the nine months ended September 30, 2023 and full year 2022 were $5 million and $1 million, respectively, with weighted average interest rate of approximately 4.6% and 4.3%.
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
The following table sets forth the Company’s total consolidated borrowings. Short-term and long-term debt consists of the following:

	September 30,	December 31,
	2023	2022
	(in millions)
Short-term debt:
CLO short-term debt (1)	$—	$239
Current portion of long-term debt (2)	—	520
Total short-term debt	—	759
Long-term debt:
Senior Debenture, 7.0%, due 2028	350	350
Senior Note (4.35% due 2028)	1,492	1,491
Senior Note (5.594% due 2033)	497	—
Senior Note (5.00% due 2048)	1,481	1,481
Total long-term debt	3,820	3,322
Total borrowings	$3,820	$4,081

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
Notes and Debentures
The Senior Notes and Senior Debentures contain customary affirmative and negative covenants, including a limitation on certain liens and a limit on the Company’s ability to consolidate, merge or sell or otherwise dispose of all or substantially all of its assets. The Senior Notes and Senior Debentures also include customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding Senior Notes and Senior Debentures may be accelerated. As of September 30, 2023, the Company is in compliance with all debt covenants.
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

	AM Best	S&P	Moody’s
Last review date	Feb '23	Jun '23	May '23
Financial Strength Ratings:
Equitable Financial Life Insurance Company	A	A+	A1
Equitable Financial Life Insurance Company of America	A	A+	A1
Credit Ratings:
Equitable Holdings, Inc.	bbb+	BBB+	Baa1
Last review date		Sep '23	Aug '23
AllianceBernstein L.P.		A	A2

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
Sensitivity of MRBs to Changes in Equity Returns
The following table demonstrates the sensitivity of the MRBs to changes in equity returns:
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
Item 4.     Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were effective.
No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Holdings during the three months ended September 30, 2023, of its common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/23 through 7/31/23	2,414,508	$29.41	2,414,508	$558,985,480
8/1/23 through 8/31/23	2,318,884	$28.46	2,318,884	506,988,787
9/1/23 through 9/30/23	3,559,117	$28.34	3,559,117	$392,109,581
Total	8,292,509	$28.69	8,292,509	$392,109,581

See Note 13 to the Notes to Consolidated Financial Statements for ASR transaction detail during the three months ended September 30, 2023.
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

The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our executive officers during the three months ended September 30, 2023, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans. The plan listed below is only executed when the stock price reaches a required minimum. In addition, the executives identified in the table below are required to maintain an ownership of the Company’s common stock with a value equal to at least a multiple of their annual base salary (3 times for Mr. Lane).

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Start Date of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(1)	Aggregate Number of Securities to be Purchased or Sold
Nick Lane Head of Retirement, Wealth Management and Protection Solutions	9/22/2023	12/22/2023	6/15/2024	Sale of up to 60,000 shares(2) of common stock in several transactions through the scheduled expiration date in 2024.
(1)In each case, a Rule 10b5-1 trading plan may also expire on such earlier date as all transactions under the Rule 10b5-1 trading plan are completed.
(2)30,000 of Mr. Lane’s shares consist of stock options and 30,000 of Mr. Lane’s shares consist of common stock already owned.
During the three months ended September 30, 2023, none of the Company’s directors adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933.
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

Deferred policy acquisition cost (“DAC”)
Represents the incremental costs related directly to the successful acquisition of new and certain renewal insurance policies and annuity contracts and which have been deferred on the consolidated balance sheet as an asset.

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
•“AXA” means AXA S.A., a société anonyme organized under the laws of France, and formerly our controlling stockholder
•“BOP” means beginning of period
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
•“EOP” means end of period
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

Date: November 2, 2023	EQUITABLE HOLDINGS, INC.

	By:	/s/ Robin M. Raju
		Name:	Robin M. Raju
		Title:	Chief Financial Officer (Principal Financial Officer)

Date: November 2, 2023	By:	/s/ William Eckert
		Name:	William Eckert
		Title:	Chief Accounting Officer (Principal Accounting Officer)