Form 10-K
period 2023-12-31
Equitable Holdings, Inc.
filed 2024-02-26
CIK 1333986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 001-38469
————————————————
Equitable Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	90-0226248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1345 Avenue of the Americas, New York, New York                 10105
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2023 was approximately $9.5 billion.
As of February 22, 2024, 329,710,752 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to the 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 (the “2024 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION
Certain of the statements included or incorporated by reference in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “seeks,” “aims,” “plans,” “assumes,” “estimates,” “projects,” “should,” “would,” “could,” “may,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Equitable Holdings, Inc. (“Holdings”) and its consolidated subsidiaries. These forward-looking statements include, but are not limited to, statements regarding projections, estimates, forecasts and other financial and performance metrics and projections of market expectations.“We,” “us” and “our” refer to Holdings and its consolidated subsidiaries, unless the context refers only to Holdings as a corporate entity. There can be no assurance that future developments affecting Holdings will be those anticipated by management. Forward-looking statements include, without limitation, all matters that are not historical facts.
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

Part I, Item 1.
BUSINESS
Overview
We are one of America’s leading financial services companies and have helped clients prepare for their financial future with confidence since 1859. We have three primary business lines — retirement, asset management and affiliated distribution — that we run through our two complementary and well-established principal franchises, Equitable and AllianceBernstein. Our approximately 12,900 employees and advisors manage more than $840 billion of AUM across these, providing:
•Advice and solutions for helping Americans to set and meet their retirement goals and protect and transfer their wealth across generations; and
•A wide range of investment management insights, expertise and innovations to drive better investment decisions and outcomes for clients and institutional investors worldwide.
Within our three business lines, we have six segments: Individual Retirement, Group Retirement, Investment Management and Research, Protection Solutions, Wealth Management, and Legacy. We continue to maintain market-leading positions in Individual Retirement, Group Retirement, Investment Management and Research, and Protection Solutions while our Wealth Management segment continues to grow in prominence.
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
Third-Party Distribution:
•Approximately 1,000 distribution agreements with banks, broker dealers, insurance carriers, brokerage general agencies, independent marketing organizations and wires giving us access to more than 150,000 financial professionals to market our retirement, protection and investment solutions; and
•An AB global distribution team of more than 500 professionals, who engage with more than 5,000 retail distribution partners and more than 700 institutional clients.
We aim to be a trusted service provider to our clients by providing advice, products and services that help them navigate complex financial decisions. Our financial strength and the quality of our people, their ingenuity and the service they provide help us build relationships of trust with our clients.

Our Organizational Structure
We are a holding company that operates our business through a number of direct and indirect subsidiaries. The following organizational chart presents the ownership of our principal subsidiaries as of December 31, 2023.

(1)We own an approximate 61% economic interest in AB through various wholly-owned subsidiaries. Our economic interest consists of approximately 60% of the AB Units, approximately 4% of the AB Holding Units (representing an approximate 1% economic interest in ABLP), and 1% of the AB Units held by the General Partner. Our indirect, wholly-owned subsidiary, AllianceBernstein Corporation, is the General Partner of AB with the authority to manage and control AB, and accordingly, AB is consolidated in our financial statements. ABLP is the operating partnership for the AB business, and AB Holding’s activities consist of owning AB Units and engaging in related activities. AB Holding Units trade on the NYSE under the ticker symbol “AB”. AB Units do not trade publicly.

Segment Information
We are organized into six segments: Individual Retirement, Group Retirement, Investment Management and Research, Protection Solutions, Wealth Management, and Legacy. We report certain activities and items that are not included in our segments in Corporate and Other.
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
•Wealth Management—We are an emerging leader in the wealth management space with a differentiated advice value proposition, that offers discretionary and non-discretionary investment advisory accounts, financial planning and advice, insurance, and annuity products.
•Legacy—This segment primarily consists of the capital intensive fixed-rate GMxB business written in the Individual Retirement market prior to 2011. This business offered GMDB features in isolation or together with GMLB features. This business also historically offered variable annuities with four types of guaranteed living benefit riders: GMIB, GWBL/GMWB and GMAB.
For financial information on segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment” and Notes 1 and 21 of the Notes to the Consolidated Financial Statements.
Individual Retirement
Our Individual Retirement segment is a leading provider of individual variable annuity products. We have a long history of innovation, as one of the first companies, in 1968, to enter the variable annuity market, as the first company, in 1996, to provide variable annuities with living benefits, and as the first company, in 2010, to bring to market a registered index-linked variable annuity product. Our Individual Retirement business is an important source of earnings and cash flow for our company, and we believe our hedging strategy preserves a substantial portion of these cash flows across a wide range of risk scenarios. The primary sources of revenue for our Individual Retirement segment include fee revenue and investment income.
Products
Our products are primarily sold to affluent and high net worth individuals saving for retirement or seeking guaranteed retirement income. Our current product offerings primarily include:
•Structured Capital Strategies (“SCS”). SCS is a registered index-linked variable annuity product which allows the policyholder to invest in various investment options, whose performance is tied to one or more securities indices, commodities indices or ETFs, subject to a performance cap, over a set period of time. The risks associated with such investment options are borne entirely by the policyholder, except the portion of any negative performance that we absorb (a buffer) upon investment maturity. Prior to 2021, this product did not offer GMxB features, other than an optional return of premium death benefit that we had introduced on some versions. In 2021, we introduced SCS Income, a new version of SCS, offering a GMxB feature. SCS Income is also a registered index-linked annuity that combines lifetime income options with some protection from market volatility in the equities or other financial market or markets to which the annuity is linked.
•Retirement Cornerstone (“RC”). Our Retirement Cornerstone variable annuity product offers two platforms: (i) RC Performance, which offers access to a broad selection of funds with annuitization benefits based solely on non-guaranteed account investment performance and (ii) RC Protection, which offers access to a focused selection of funds and an optional floating-rate GMxB feature providing guaranteed income for life.
•Investment Edge. Our investment-only variable annuity is designed to be a wealth accumulation product that defers current taxes during accumulation and provides tax-efficient distributions on non-qualified assets through scheduled payments over a set period of time with a portion of each payment being a return of cost basis, which is thus excludable from taxes. An optional SIO feature allows a policyholder to invest in various investment options whose performance is tied to one or more securities indices, subject to a performance cap, with some downside protection over a set period of time. This optional SIO feature leverages our innovative SCS offering. Investment Edge does not offer any GMxB feature other than an optional return of premium death benefit.
The following table presents the relative contribution to FYP of each of the above products for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
		(in millions)
FYP by Product
SCS	$10,401	$7,953	$7,627
SCS Income	933	581	6
Retirement Cornerstone	1,806	1,626	1,951
Investment Edge	844	1,036	1,048
Other	161	167	216
Total FYP	$14,145	$11,363	$10,848

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
Distribution
We distribute our variable annuity products through Equitable Advisors, our affiliate which is registered both as a broker-dealer and as an investment adviser and whose retail sales force sells both proprietary and third-party variable annuity, life insurance, employee benefits and investment products and services. We also distribute our variable annuity products through third-party distribution channels, which include banks, broker-dealers and insurance partners. For the year ended December 31, 2023, Equitable Advisors represented 32% of our variable annuity FYP in this segment, while our third-party distribution channel represented 67% of our variable annuity FYP in this segment. We employ over 180 external and internal wholesalers who distribute our variable annuity products across both channels.
The table below presents the contributions to and percentage of FYP of our variable annuity products by distribution channel for the year ended December 31, 2023.

FYP by Distribution

Year Ended December 31, 2023

Insurance Partners
8%
Equitable Advisors
31%
Banks
22%
Broker Dealers
38%

The only single distribution firm other than Equitable Advisors that contributed more than 10% of our sales in 2023 was JP Morgan Securities, LLC contributing 11.0%.
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

Fees
We earn various types of fee revenue based on AV, fund assets and benefit base. In general, fees from GMxB features that are calculated based on the benefit base are more stable compared to fees calculated based on the AV. Fees that we collect include mortality & expense; administrative charges and distribution charges; withdrawal charges; investment management fees; 12b-1 fees; death benefit rider charges; living benefit rider charges and investment income.
Group Retirement
Our Group Retirement segment offers tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses. We operate in the 403(b), 457(b) and 401(k) markets where we sell variable annuity and mutual fund-based products. RBG, a dedicated subset of over 1,000 Equitable Advisors (which include both broker-dealer representatives and investment advisory personnel), is the primary distributor of our products and related solutions to individuals in the K-12 education market.
The tax-exempt 403(b)/457(b) market, which includes our 403(b) K–12 education market business, accounted for 74% of gross premiums within the Group Retirement business for the year ended December 31, 2023. The institutional lifetime income market accounts for 3%, the corporate 401(k) market accounts for 19% and the remaining 4% is Other as of December 31, 2023.
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
•Structured Investment Option (SIO)—Provides upside market participation that tracks certain available indices subject to a performance cap, with some downside protection against losses in the investment over a one, three or five-year period. This option leverages our innovative SCS individual annuity offering.
•Personal Income Benefit—An optional GMxB feature that enables participants to obtain a guaranteed withdrawal benefit for life for an additional fee.
While GMxB features and Institutional products with guaranteed benefits provide differentiation in the market, this accounts for approximately 1.3% of our total AV (other than ROP death benefits) as of December 31, 2023.
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
The chart below illustrates our net flows for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021 (1)
	(in millions)
Net Flows
Gross premiums	$3,806	$4,448	$3,839
Surrenders, withdrawals and benefits	(4,062)	(3,814)	(4,016)
Net flows (2)	$(256)	$634	$(177)
______________
(1)Prior period amounts related to the AV and AUA roll-forward were updated to include Mutual Fund AUA. The impact of the revision to net flows for the year ended December 31, 2021 was $129 million.
(2)For the years ended December 31, 2023 and 2022, net outflows of $848 million and $179 million are excluded as these amounts are related to ceded AV to Global Atlantic.
The following table presents the Gross Premiums for each of our markets for the periods specified.

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Gross Premiums by Market (2)
Tax-Exempt	$1,113	$1,001	$1,017
Corporate	357	323	450
Institutional	98	772	9
Other	13	22	25
Total FYP	1,581	2,118	1,501
Tax-Exempt	1,703	1,785	1,789
Corporate	378	377	373
Other	144	168	176
Total renewal premiums	2,225	2,330	2,338
Gross premiums	$3,806	$4,448	$3,839
______________
(1)Prior period amounts related to the AV and AUA roll-forward were updated to include Mutual Fund AUA. The impact of the revision to Gross premiums for the year ended December 31, 2021 was $216 million, respectively.
(2)For the years ended December 31, 2023 and 2022, Gross Premiums are exclusive of $273 million and $72 million related to ceded AV to Global Atlantic.
Markets
We primarily operate in the tax-exempt 403(b)/457(b), corporate 401(k) and other markets.
•Tax-exempt 403(b)/457(b)/401(a). Our core customer base consists of governmental plans of which Public School Districts and their employees make up the majority of our portfolio.
Overall, the 403(b) and 457(b) markets represent 71% of FYP in the Group Retirement segment for the year ended December 31, 2023. We seek to grow in these markets by increasing our presence in the school districts where we currently operate and also by potentially growing our presence in school districts where we currently do not have access.
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
•Institutional 401(k). In 2022, we expanded our presence in the institutional lifetime income market through our relationship with AllianceBernstein. Our Institutional business offers GMxB and other annuity guarantees to large institutional retirement plans (>$500M in assets). The products are distributed through asset managers in the defined contribution markets. We are actively seeking to expand the institutional business.
•Other. Our other business includes an affinity-based direct marketing program where we offer retirement and individual products to employers that are members of industry or trade associations and various other sole proprietor and small business retirement accounts.
The following table presents the relative contribution of each of our markets to AV as of the dates indicated.

	December 31,
	2023	2022 (1)	2021 (1)
	(in millions)
AV by Market
Tax-Exempt (1)	$26,519	$22,942	$37,072
Corporate	4,691	4,299	5,367
Institutional	488	468	70
Other	4,772	4,296	5,300
AV (2)	$36,470	$32,005	$47,809
______________
(1)Total AV revised to include ERV/E360R AUM and AUA in Other.
(2)For the years ended December 31, 2023 and 2022, AV is exclusive of $10.0 billion and $9.6 billion related to ceded AV to Global Atlantic.
Distribution
We primarily distribute our products and services to this market through Equitable Advisors, primarily using RBG and third-party distribution firms. For the year ended December 31, 2023, these channels represented approximately 76% and 24% of our sales, respectively. We also distribute through direct online sales, which includes engaging existing clients to increase contributions online. Our direct-to-consumer program uses data analysis combined with digital media to engage educators, teach them about their retirement needs and increase awareness of our products and services.We employ internal and external wholesalers to exclusively market our products through Equitable Advisors and third-party firms that are licensed to sell our products. Equitable Advisers also accounted for 95% of our 403(b) sales in 2023.
The following table presents first year premium by distribution channel for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
FYP by Distribution
Equitable Advisors	$1,242	$1,187	$1,155
Third-Party	390	931	151
Total	$1,632	$2,118	$1,306
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
Underwriting and Pricing
We generally do not underwrite our annuity products on an individual-by-individual basis. Instead, we price our products based upon our expected investment returns and assumptions regarding mortality, longevity and persistency for our policyholders collectively, while taking into account historical experience, volatility of expected earnings on our AV, and the expected time to retirement. Our product pricing models also consider capital requirements, hedging costs and operating expenses. Investment-oriented products are priced based on various factors, which may include investment return, expenses, persistency and optionality.
Our variable annuity products generally include penalties for early withdrawals. We periodically reevaluate the type and level of guarantees and other features we offer. We have previously changed the nature and pricing of the features we offer and will likely do so from time to time in the future as the needs of our clients, the economic environment and our risk appetite evolve.
Fees
We earn various types of fee revenue based on AV, fund assets and benefit base. Fees that we collect include mortality & expense; administrative charges and distribution charges; withdrawal charges; investment management fees; 12b-1 fees; death benefit rider charges; and living benefit rider charges.

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
Our Investment Management and Research business had approximately $725.2 billion in AUM as of December 31, 2023, composed of 43% equities, 39% fixed income and 18% multi-asset class solutions, alternatives and other assets. By distribution channel, institutional clients represented 44% of AUM, while retail and private wealth clients represented 39% and 17% respectively, as of December 31, 2023.
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
We are AB’s largest client. We represented 16% of AB’s total AUM as of December 31, 2023 and 5% of AB’s net revenues for the year ended December 31, 2023.
Generally, AB is compensated for its investment services on the basis of investment advisory and services fees calculated as a percentage of AUM.
Products and Services
Investment Services
AB believes that by using differentiated research insights and a disciplined process to build high-active-share portfolios, AB can achieve strong investment results for its clients over time. AB is fully invested in delivering better outcomes for their clients. Key to this philosophy is developing and integrating research on material ESG issues, as well as AB’s approach to engagement, when in the best interest of its clients. AB’s global research network, intellectual curiosity and collaborative culture allow AB to advance clients’ investment objectives, whether AB’s clients are seeking idiosyncratic alpha, total return, downside mitigation, or sustainability and impact-focused outcomes.
AB’s investment services include expertise in:
•Actively-managed equity strategies across global and regional universes, as well as capitalization ranges, concentration ranges and investment strategies, including value, growth and core equities;
•Actively-managed traditional and unconstrained fixed income strategies, including taxable and tax-exempt strategies;
•Actively-managed alternative investments, including fundamental and systematically-driven hedge funds, fund of hedge funds and direct assets (e.g., direct lending, real estate debt and private equity);
•Portfolios with Purpose, including Sustainable, Impact and Responsible+ (climate-conscious and ESG leaders) equity, fixed income and multi-asset strategies that address AB’s clients desire to invest their capital with a dedicated ESG focus, while pursuing strong investment returns;
•Multi-asset services and solutions, including dynamic asset allocation, customized target-date funds and target-risk funds; and
•Passive management, including index, ESG index and enhanced index strategies.
Markets
AB operates in major markets around the world, including the United States, EMEA (Europe, the Middle East and Africa) and Asia. AB’s AUM by investment service and client domicile are as follows:

By Investment Service ($ in billions):
By Client Domicile ($ in billions):
Distribution Channels
AB distributes its products and solutions through three buy-side distribution channels: Institutions, Retail and Private Wealth Management and its sell-side business, Bernstein Research Services.
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
Bernstein Research Services
AB offers high-quality fundamental and quantitative research and trade execution services in equities and listed options to institutional investors, such as mutual fund and hedge fund managers, pension funds and other institutional investors (“Bernstein Research Services”). AB serves its clients, which are based in major markets around the world, through its trading professionals, who are primarily based in New York, London and Hong Kong, and research analysts, who provide fundamental company and industry research along with quantitative research into securities valuation and factors affecting stock-price movements.
Additionally, AB occasionally provides equity capital markets services to issuers of publicly-traded securities, such as initial public offerings and follow-on offerings, generally acting as co-manager in such offerings.
In the fourth quarter of 2022, AB and Société Générale, a leading European bank, announced plans to form a joint venture combining their respective cash equities and research businesses. We expect this transaction to close in the first half of 2024. As a result, the Bernstein Research Services business has been classified as held for sale. For further discussion, see Note 25 of the Notes to the Consolidated Financial Statements.
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

AUM
AUM by distribution channel were as follows:

	December 31,
	2023	2022	2021
	(in billions)
Institutions	$317.1	$297.3	$337.1
Retail	286.8	242.9	319.9
Private Wealth Management	121.3	106.2	121.6
Total	$725.2	$646.4	$778.6

AUM by investment service were as follows:

	December 31,
	2023	2022	2021
	(in billions)
Equity
Actively Managed	$247.5	$217.9	$287.6
Passively Managed (1)	62.1	53.8	71.6
Total Equity	309.6	271.7	359.2

Fixed Income
Actively Managed
Taxable	208.6	190.3	246.3
Tax-exempt	61.1	52.5	57.1
Total Actively Managed	269.7	242.8	303.4
Passively Managed (1)	11.4	9.4	13.2
Total Fixed Income	281.1	252.2	316.6

Alternatives/Multi-Asset Solutions (2)
Actively Managed	125.9	115.8	97.3
Passively Managed (1)	8.6	6.7	5.5
Total Other	134.5	122.5	102.8
Total	$725.2	$646.4	$778.6
_____________
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

Net long-term inflows (outflows) for actively managed investment services as compared to passively managed investment services are as follows:

	Year Ended December 31,
	2023	2022	2021
	(in billions)
Actively Managed
Equity	$(15.5)	$(2.7)	$21.9
Fixed Income	12.3	(17.3)	(3.9)
Alternatives/Multi-Asset Solutions	(2.0)	20.9	8.3
	(5.2)	0.9	26.3

	Year Ended December 31,
	2023	2022	2021
	(in billions)
Passively Managed
Equity	$(4.0)	(5.3)	$(7.5)
Fixed Income	1.5	(1.3)	5.0
Alternatives/Multi-Asset Solutions	0.7	2.1	2.3
	(1.8)	(4.5)	(0.2)
Total net long-term inflows (outflows)	$(7.0)	$(3.6)	$26.1

Average AUM by distribution channel and investment service were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in billions)
Distribution Channel:
Institutions	$304.6	$308.4	$325.7
Retail	262.0	267.8	291.0
Private Wealth Management	113.7	110.3	114.1
Total	$680.3	$686.5	$730.8
Investment Service:
Equity Actively Managed	$231.5	$239.7	$252.2
Equity Passively Managed (1)	57.7	60.4	68.7
Fixed Income Actively Managed – Taxable	198.3	210.0	253.1
Fixed Income Actively Managed – Tax-exempt	56.0	54.1	53.8
Fixed Income Passively Managed (1)	9.7	11.5	9.6
Alternatives/Multi-Asset Solutions (2)	127.1	110.8	93.4
Total	$680.3	$686.5	$730.8
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

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Investment advisory and services fees:
Institutions:
Base fees	$612	$582	$540
Performance-based fees	54	77	46
	666	659	586
Retail:			.
Base fees	1,276	1,321	1,442
Performance-based fees	—	2	51
	1,276	1,323	1,493

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Private Wealth:
Base fees	942	922	967
Performance-based fees	91	66	149
	1,033	988	1,116
Total:
Base fees	2,830	2,825	2,949
Performance-based fees	145	145	246
	2,975	2,970	3,195
Bernstein Research Services	386	416	452
Distribution revenues	586	607	652
Dividend and interest income	199	123	39
Investment (losses) gains	14	(102)	(1)
Other revenues	101	106	108
Total revenues	4,261	4,120	4,445
Less: Interest expense	108	66	4
Net revenues	$4,153	$4,054	$4,441
Protection Solutions
Our Protection Solutions segment includes our life insurance and employee benefits businesses.
Life Insurance. We offer a targeted range of life insurance products aimed at serving the financial needs of our clients. We serve all Equitable client segments, but we specialize in small to medium enterprises and high-income and/or high-net worth clients. Our product offerings include VUL, IUL and term life products, which represented 91%, 4% and 5% of our total life insurance annualized premium, respectively, for the year ended December 31, 2023. Our products are distributed through Equitable Advisors and select third-party firms. Equitable Advisors represented approximately 71% of our total life insurance sales for the year ended December 31, 2023.
Employee Benefits. In the employee benefits market, we target our products towards small and medium-sized businesses. Our core products consist of Group Life Insurance (including Accidental Death & Dismemberment), Supplemental Life, Dental, Vision, Short-Term Disability and Long-Term Disability. In addition, we offer a full suite of Supplemental Health products including Accident, Critical Illness and Hospital Indemnity. Our employee benefits’ solutions are distributed through Equitable Advisors and select third-party firms, including the traditional broker channel, strategic partnerships (medical partners, professional employer associations (“PEOs”), and associations), General Agencies, TPAs and Retail Equitable Advisors.
Life Insurance
Products
Our life insurance products are primarily designed to help individuals and small and medium-sized businesses with protection, wealth accumulation and transfer of wealth at death, as well as corporate planning solutions including non-qualified deferred compensation, succession planning and key person insurance. We target select segments of the life insurance market: permanent life insurance, including permanent life insurance, including VUL and IUL products and term insurance. In recent years, we have refocused our product offering and distribution towards less capital intensive, higher return accumulation and protection products. We plan to grow our operating earnings over time through earnings generated from sales of our repositioned product portfolio and by proactively managing and optimizing our in-force book.

Permanent Life Insurance. We have three permanent life insurance offerings built upon a UL insurance framework: VUL, COLI and IUL, targeting individuals and the small and medium-sized business market. UL policies offer flexible premiums, and generally offer one of two death benefit options: a level benefit equal to the policy’s original face amount or a variable benefit equal to the original face amount plus any existing policy AV. Our insurance products include single-life and second-to-die (i.e., survivorship) products.

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
Term Life. Term life provides basic life insurance protection for a specified period of time. Life insurance benefits are paid if death occurs during the term period, as long as required premiums have been paid. The required premiums are guaranteed not to increase during the term period. Our term products include conversion features that allow the policyholder to convert their term life insurance policy to permanent life insurance within policy limits.
Other Benefits. We offer a portfolio of riders to enable clients to customize their policies. Our Long-Term Care Services Rider provides an acceleration of the policy death benefit in the event of a chronic illness. The MSO II rider, referred to above and offered via a policy rider on our variable life products, enables policyholders to manage volatility.
The following table presents individual life insurance annualized premiums for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Annualized Premium
Indexed Universal Life	$10	$13	$25
Variable Universal Life	210	184	169
Term	12	13	16
Total	$232	$210	$210

The following table presents individual life insurance FYP and renewals by product and total Gross Premiums for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
FYP by Product Line
Indexed Universal Life	$11	$19	$45
Variable Universal Life	339	309	287
Term	12	13	16
Other (1)	1	1	1
Total	$363	$342	$349

Renewals by Product Line
Universal Life	$729	$764	$824
Indexed Universal Life	288	304	310
Variable Universal Life	1,002	989	968
Term	363	373	379
Other (1)	15	17	19
Total	$2,397	$2,447	$2,500

Total Gross Premiums	$2,760	$2,789	$2,849
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
The following table presents our in-force face amount and Protection Solutions Reserves as of the dates indicated, respectively, for the individual life insurance products we offer:

	December 31,
	2023	2022	2021
	(in billions)
In-force face amount by product: (1)
Universal Life (2)	$40.9	$43.1	$45.9
Indexed Universal Life	26.9	27.5	27.9
Variable Universal Life (3)	136.9	133.4	132.8
Term	206.5	211.9	215.4
Whole Life	1.1	1.1	1.2
Total in-force face amount	$412.3	$417.0	$423.2

	December 31,
	2023	2022	2021
	(in millions)
Protection Solutions Reserves (4)
General Account	$18,184	$18,208	$18,902
Separate Accounts	16,337	13,634	17,012
Total Protection Solutions Reserves	$34,521	$31,842	$35,914

______________
(1)Does not include life insurance sold as part of our employee benefits business.
(2)UL includes GUL insurance products.
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
Distribution
We primarily distribute life insurance through two channels: Equitable Advisors and third-party firms, including broker dealers and registered investment advisors that assist clients.
The following table presents individual life insurance annualized premium by distribution channel for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Annualized Premium by Distribution
Equitable Advisors	$166	$152	$162
Third-Party Firms	66	58	48
Total	$232	$210	$210
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
Underwriting and Pricing
Our underwriters consider both the application and information obtained from external sources. This information includes, but is not limited to, the insured’s age and sex, results from medical exams and financial information. We continuously monitor our underwriting decisions through internal audits and other quality control processes, to ensure accurate and consistent application of our underwriting guidelines. We continue to research and develop guideline changes to increase the efficiency of our underwriting process (e.g., through the use of predictive models), both from an internal cost perspective and our customer experience perspective.
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
Products
Our product offering includes: a suite of Group Life Insurance (including Accidental Death & Dismemberment), Supplemental Life, Dental, Vision, Short-Term Disability, Long-Term Disability, Critical Illness, Accident and Hospital Indemnity insurance products.

The following table presents employee benefits Gross Premiums and annualized premium for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Employee Benefits Gross Premiums
Group life insurance sales	$127	$104	$82
Short-term disability	84	62	44
Long-term disability	72	61	43
Dental	69	55	40
Vision	12	9	6
Other (1)	8	4	1
Total	$372	$295	$216

Annualized premium	$104	$82	$76
______________
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
Underwriting and Pricing
Our underwriting guidelines consider the following factors, among others: case size, industry, plan design and employer-specific factors. The application of our underwriting guidelines is continuously monitored through internal underwriting controls and audits to achieve high standards of underwriting and consistency.
Employee benefits pricing reflects the claims experience and the risk characteristics of each group. We consider demographic information and, for larger groups, the experience of the group. The claims experience is reviewed at the time of policy issuance and during the renewal timeframes, resulting in periodic pricing adjustments at the group level.

Wealth Management
We are an emerging leader in the wealth management space with a differentiated advice value proposition, that offers discretionary and non-discretionary investment advisory accounts, financial planning and advice, life insurance, and annuity products. In 2023, we began reporting this business separately from our other segments and Corporate and Other.
Equitable Advisors
Equitable Advisors is central to how we serve our clients. Our approximately 4,400 financial advisors offer distinctive, financial planning advice with access to a sophisticated suite of products and services designed to address even the most complex financial needs. We support our advisors through a national branch footprint with over 80 locations, an integrated digital platform, a robust training program, strong marketing capabilities, and cutting-edge client management tools. We continuously invest in the development and refinement of capabilities designed to maximize advisor productivity and client satisfaction. Our differentiated financial advisor support system creates a compelling value proposition and an important driver of recruitment and retention of our financial advisors.
The following three pillars of Equitable Advisors’s value proposition are unique as they are designed around deep client relationships, integrated technology and “supported independence,” the sum of which we believe is not replicated in the industry.
•     Client Promise: The Equitable Advisors wealth management experience is centered around our promise to our clients to create a relationship of trust (understanding and respecting each client situation), to help each client achieve their financial goals (comprehensive financial advice), and everything in between.
•     Supporting our Clients and our Advisory Practice: The personalized client relationships that evolve from the Equitable Advisor client promise is underpinned by integrated digital capabilities that help our advisors differentiate their practices while creating an industry-leading experience that delights advisors and their clients.
•    Enabling an Advisor Independence: Finally, our advisor Platform is designed around “supported independence” where we recognize the ambition of our advisors who would like the freedom and flexibility to build their own practice with the benefits of an established brand that reflects long-term stability and financial integrity.
Product & Services
Comprehensive advice considers every aspect of a client’s financial future. We offer a broad range of financial solutions that are designed to serve a client through their financial journey in life from asset accumulation to retirement, income, and protection. While market volatility has a significant impact on asset appreciation, our advisors have a proven track record of supporting strong growth in advisory net flows resulting in continued asset accumulation and growth. Additional revenues are produced through the distribution of industry leading proprietary and non-proprietary insurance and annuity products to our retail client base. We offer the following products and services through our Wealth Management segment:
•    Brokerage products and services for retail clients. As of December 31, 2023, the Equitable Advisors broker-dealer business included $87.0 billion in AUA.
•     Discretionary and non-discretionary investment advisory accounts. We receive fees based on the assets held in that account, as well as related fees or costs associated with the underlying securities held in that account.
•    Life insurance and annuities products from our proprietary and non-proprietary suite. We receive a portion of the revenue generated from the sale of unaffiliated products and certain administrative fees.
•     Financial planning and advice services. We provide personalized financial planning and financial solutions for which we may charge fees and may receive sales commissions for selling products that aid in the client’s plan.
Fees
We earn fee revenue from advisory product-based assets where we charge a fee for financial planning, advice, and active management aligned with advisory assets. A significant portion of this segment’s revenues is driven by client assets, particularly in advisory products.

Growth Drivers
Increasing Productivity of Existing Advisor Base
We believe that Equitable Advisors serves as the client’s primary financial relationship by offering a differentiated planning model – Holistic Life Planning – that speaks to their purpose, lifestyle, and financial choices. Over time, we believe that Equitable Advisors will continue to drive increased productivity as they manage more of their clients’ investable assets, add new clients, and expand their existing practices with additional advisors. To further catalyze advisor productivity, we provide advisors and clients state-of-the-art technology and digital capabilities, in addition to offering a proprietary Life Planning training curriculum to all advisors.
Advisor Retention and Recruiting
An important driver of our success is the continuous recruitment and retention of financial advisors. Our ability to attract and retain high quality advisors is based on our values-based culture, cutting edge capabilities and the unique ways in which we provide services to our financial advisors through premier technology and support. We will continue to invest in robust wealth management capabilities, resources and services leading to increased retention, win rates and an expanded pipeline of new and experienced advisors.
Competition

The Wealth Management segment competes with a variety of financial firms to attract new and experienced advisors. These financial firms operate in various channels and markets: wire-house firms, independent broker-dealers, registered investment advisors, insurance companies and other financial institutions Competitive factors influencing our ability to attract and retain financial advisors include compensation structures, brand recognition and reputation, product offerings, and technology support.
Further, our financial advisors compete for clients with a range of other advisors, broker-dealers, and direct channels. This includes wire houses, regional broker-dealers, independent broker-dealers, insurers, banks, asset managers, registered investment advisers and direct distributors. Competitive factors influencing our ability to attract and retain clients include quality of advice provided, price, reputation, advertising and brand recognition, product offerings, technology offerings and service quality.
Legacy
This segment primarily consists of the capital intensive fixed-rate GMxB business written in the Individual Retirement market prior to 2011. We historically offered a variety of variable annuity benefit features, including GMxB features (ie. GMDBs and GLBs) to our policyholders.The remainder of these products either feature only ROP death benefits or do not contain GMxB features. As this business was priced and designed under conditions prior to the 2008 global financial crisis and is materially different from our current product offering, we have chosen to manage this block and report its results separately from our core Individual Retirement Business.
The fees we receive from this block of business mirror the fees we receive from our Individual Retirement business. For more information, see —Segment Information—Individual Retirement—Fees.
Since discontinuing the products offered in this segment, we have undertaken risk management transactions to minimize the risk this block of business poses to the Company. For more information, see —Segment Information—Risk Management—Other Legacy-Related Risk Management Strategies.
Corporate and Other
Corporate and Other includes certain of our financing and investment expenses. It also includes: the Closed Block, run-off group pension business, run-off health business, benefit plans for our employees and certain unallocated items, including capital and related investments, interest expense and corporate expense. AB’s results of operations are reflected in the Investment Management and Research segment. Accordingly, Corporate and Other does not include any items applicable to AB.

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
Risk Management
We approach risk management of our products: (i) prospectively, by assessing, and from time to time, modifying our current product offerings to manage our risk and (ii) retrospectively, by implementing actions to reduce our exposure and manage the risks associated with in-force contracts. We use a combination of hedging and reinsurance programs to appropriately manage our risk and for capital management purposes.
The following tables summarize our current uses of hedging and third-party reinsurance in each of the applicable reporting segments.
Hedging

Segment	Hedging Details	Purpose
Individual Retirement
Dynamic and static hedging using derivatives contracts, including futures and total return swaps (both equity and fixed income), options and variance swaps, as well as, to a lesser extent, bond investments and repurchase agreements
Dynamic hedging (supplemented by static hedges): to offset economic liability from equity market and interest rate changes Static hedging: to maintain a target asset level for all variable annuities
Group Retirement	Derivatives contracts whose payouts, in combination with fixed income investments, emulate those of certain securities indices, commodities indices, or ETFs, subject to caps and buffers	Support the returns associated with the SIO

Dynamic and static hedging using derivatives contracts, including futures and total return swaps (both equity and fixed income), options and variance swaps, as well as, to a lesser extent, bond investments and repurchase agreements
Dynamic hedging (supplemented by static hedges): to offset economic liability from equity market and interest rate changes Static hedging: to maintain a target asset level for all variable annuities
Protection Solutions	Derivatives contracts whose payouts, in combination with returns from the underlying fixed income investments, seek to replicate those of the index price, subject to prescribed caps and buffers.	Hedge the exposure contained in our IUL products and the MSO II rider we offer on our VUL products.
Legacy
Dynamic and static hedging using derivatives contracts, including futures and total return swaps (both equity and fixed income), options and variance swaps, as well as, to a lesser extent, bond investments and repurchase agreements
Dynamic hedging (supplemented by static hedges): to offset economic liability from equity market and interest rate changes Static hedging: to maintain a target asset level for all variable annuities.

Reinsurance
We use reinsurance to mitigate a portion of the risks that we face in certain of our variable annuity products with regard to a portion of the historical GMxB features issued in connection with our Individual Retirement, Group Retirement, and Legacy segments. Under our reinsurance arrangements, other insurers assume a portion of the obligation to pay claims and related expenses to which we are subject. However, we remain liable as the direct insurer on all risks we reinsure and, therefore, are subject to the risk that our reinsurer is unable or unwilling to pay or reimburse claims at the time demand is made.

Segment	Type of Reinsurance	Purpose
Individual Retirement	Ceded	Equitable Financial ceded to a non-affiliated reinsurer on a coinsurance basis 90% of our fixed deferred annuity business sold prior to 2018.
Group Retirement	Ceded
Equitable Financial ceded to a non-affiliated reinsurer, on a combined coinsurance and modified coinsurance basis, a 50% quota share of approximately 360,000 legacy Group EQUI-VEST deferred variable annuity contracts issued by Equitable Financial between 1980 and 2008.

Protection Solutions	Life Insurance
Affiliate Reinsurance:
Equitable Financial reinsured all of its net retained General Account liabilities, including all of its net retained liabilities relating to certain universal life insurance policies issued outside the State of New York prior to October 1, 2022 to its affiliate, Equitable America, effective April 1, 2023, on a coinsurance funds withheld basis.

Non-Affiliate Reinsurance:
We have set up reinsurance pools with highly rated unaffiliated reinsurers that obligate the pool participants to pay death claim amounts in excess of our retention limits for an agreed-upon premium.

Captive:
EQ AZ Life Re Company reinsures a 90% quota share of level premium term insurance issued by Equitable Financial on or after March 1, 2003 through December 31, 2008 and 90% of the risk of the lapse protection riders under UL insurance policies issued by Equitable Financial on or after June 1, 2003 through June 30, 2007 and those issued by Equitable America on or after June 1, 2003 through June 30, 2007 on a 90% quota share basis as well as excess claims relating to certain variable annuities with GMIB riders issued by Equitable Financial. (1)

	Employee Benefits: Varied	We reinsure our group life, disability, critical illness, and accident products. These treaties include both quota share reinsurance and excess of loss. Specifics of each treaty vary by product and support our risk management objectives.
Legacy	Reinsurance / Ceded
Non-Affiliate Reinsurance:
In connection with the Venerable Transaction, we ceded to CS Life certain non-New York policies containing fixed rate GMIB and GMDB guarantees sold by Equitable Financial between 2006-2008. (2)

Captive:
Ceded to its affiliate, EQ AZ Life RE, a captive reinsurance company, a 100% quota share of all liabilities for variable annuities with GMIB riders issued on or after May 1, 1999 through August 31, 2005 in excess of the liability assumed by two unaffiliated reinsurers. (1)

(1)For additional information regarding our use of captives, see “—Regulation—Insurance Regulation—Captive Reinsurance Regulation and Variable Annuity Capital Standards”, “Risk Factors—Risks Relating to Our Retirement and Protection Businesses—Risks Relating to Reinsurance and Hedging—Our reinsurance arrangement with an affiliated captive” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Captive Reinsurance Company.”
(2)See Note 13 to our Consolidated Financial Statements.

Other Legacy-Related Risk Management Strategies
We previously undertook several other programs to reduce gross reserves and reduce the risk associated with our in-force legacy block, and in many cases, offered a benefit to our clients by offering liquidity or flexibility. These products include the following:
•     Investment Option Changes. We added passive investment strategies and reduced the credit risk of some bond portfolios. We also introduced managed volatility funds to reduce the portfolio’s equity exposure during periods when certain market indicators indicate that market volatility is above specific thresholds set for the portfolio.
•     Operational Buyouts. We bought out contracts issued between 2002-2009 that benefited clients whose needs had changed and reduced our exposure to certain GMxB features.
•     Premium Suspension Programs. We stopped accepting subsequent premiums to certain GMxB contracts.
•     Lump Sum Option. We offer certain policyholders the option to receive a one-time lump sum payment rather than systematic lifetime payments if their AV falls to zero. This option provided the same advantages as a buyout.
In conjunction with our hedging and reinsurance strategies, we believe they significantly reduced our risk exposure with respect to our in-force legacy block.
Equitable Investment Management
EIMG is the investment advisor to the EQ Advisors Trust, our proprietary variable funds, and previously served as investment advisor to the 1290 Funds, our retail mutual funds, and as administrator to both EQ Advisors Trust and the 1290 Funds (each, a “Trust” and collectively, the “Trusts”). Equitable Investment Management, LLC (“EIM LLC”) was formed on June 10, 2022, and became the investment advisor to the 1290 Funds and the administrator for both Trusts effective January 1, 2023. EIMG and EIM LLC are collectively referred to as “Equitable Investment Management.”
Equitable Investment Management
Equitable Investment Management supports each of our retirement and protection businesses. Accordingly, Equitable Investment Management results are embedded in the Individual Retirement, Group Retirement, Protection Solutions and Legacy segments. EIMG helps add value and marketing appeal to our retirement and protection solutions products by bringing investment management expertise and specialized strategies to the underlying investment lineup of each product. In addition, by advising on an attractive array of proprietary investment portfolios (each, a “Portfolio,” and together, the “Portfolios”), EIMG brings investment acumen, financial controls and economies of scale to the construction of underlying investment options for our products.
EIMG provides investment management services to proprietary investment vehicles sponsored by the Company, including investment companies that are underlying investment options for our variable insurance and annuity products, and EIM LLC provides investment management services to our retail mutual funds. Each of EIMG and EIM LLC is registered as an investment adviser under the Investment Advisers Act. EIMG serves as the investment adviser to EQ Advisors Trust and to two private investment trusts established in the Cayman Islands. EQ Advisors Trust and each private investment trust is a “series” type of trust with multiple Portfolios. EIMG provides discretionary investment management services to the Portfolios, including, among other things, (1) portfolio management services for the Portfolios; (2) selecting, monitoring and overseeing investment sub-advisers; and (3) developing and executing asset allocation strategies for multi-advised Portfolios and Portfolios structured as funds-of-funds. EIMG is further charged with ensuring that the other parts of the Company that interact with the Trusts, such as product management, the distribution system and the financial organization, have a specific point of contact.
EIMG has a variety of responsibilities for the management of its investment company clients. One of EIMG’s primary responsibilities is to provide clients with portfolio management and investment advisory services, principally by reviewing whether to appoint, dismiss or replace sub-advisers to each Portfolio, and thereafter monitoring and reviewing each sub-adviser’s performance through qualitative and quantitative analysis, as well as periodic in-person, telephonic and written consultations with the sub-advisers. Currently, EIMG has entered into sub-advisory agreements with more than 40 different sub-advisers, including AB. Another primary responsibility of EIMG is to develop and monitor the investment program of each Portfolio, including Portfolio investment objectives, policies and asset allocations for the Portfolios, select investments for Portfolios (or portions thereof) for which it provides direct investment selection services, and ensure that investments and asset allocations are consistent with the guidelines that have been approved by clients.

EIM LLC is the investment advisor to our retail 1290 Funds and provides administrative services to both Trusts. EIM LLC provides or oversees the provision of all investment advisory and portfolio management to the 1290 Funds. EIM LLC has supervisory responsibility for the management and investment of 1290 Fund assets and develops investment objectives and investment policies for the funds. It is also responsible for overseeing sub-advisors and determining whether to appoint, dismiss or replace sub-advisors to each 1290 Fund. Currently, EIM LLC has entered into sub-advisory agreements with six different sub-advisors. The administrative services that EIM LLC provides to the Trusts include, among others, coordination of each Portfolio’s audit, financial statements and tax returns; expense management and budgeting; legal administrative services and compliance monitoring; portfolio accounting services, including daily net asset value accounting; risk management; oversight of proxy voting procedures and an anti-money laundering program.
General Account Investment Management
Equitable Financial Investment Management, LLC (“EFIM”) is the investment manager for Equitable Financial’s General Account portfolio. On November 20, 2023, Equitable America entered into an investment management agreement with Equitable Financial Investment Management America, LLC (“EFIMA”), by which EFIMA became the investment manager for Equitable America’s General Account portfolio.
EFIM and EFIMA provide investment management services to the Equitable Financial and Equitable America General Account portfolios, respectively. They each provide investment advisory and asset management services including, but not limited to, providing investment advice on strategic investment management activities, asset strategies through affiliated and unaffiliated asset managers, strategic oversight of the General Account portfolio, portfolio management, yield/duration optimization, asset liability management, asset allocation, liquidity and close alignment to business strategies, as well as advising on other services in accordance with the applicable investment advisory and management agreement. Subject to oversight and supervision, EFIM and EFIMA may each delegate any of their duties with respect to some or all of the assets of the General Account to a sub-adviser.
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

Each of our insurance subsidiaries is required to file detailed annual and, with the exception of EQ AZ Life Re, quarterly financial statements, prepared on a statutory accounting basis or in accordance with other accounting practices prescribed or permitted by the applicable regulator, with supervisory agencies in each of the jurisdictions in which such subsidiary does business. The NAIC has approved a series of uniform SAP that has been adopted by all state insurance regulators, in some cases with certain modifications. As a basis of accounting, SAP was developed to monitor and regulate the solvency of insurance companies. In developing SAP, insurance regulators were primarily concerned with ensuring an insurer’s ability to pay all its current and future obligations to policyholders. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary state. The values for assets, liabilities and equity reflected in financial statements prepared in accordance with U.S. GAAP are usually different from those reflected in financial statements prepared under SAP. See Note 20 of the Notes to the Consolidated Financial Statements.
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
The NAIC’s Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA”), which has been enacted by our insurance subsidiaries’ domiciliary states, requires insurers to maintain a risk management framework and conduct an internal risk and solvency assessment of their material risks in normal and stressed environments. The assessment is documented in a confidential annual ORSA summary report, a copy of which must be made available to regulators as required or upon request.
The NAIC’s Corporate Governance Annual Disclosure Model Act has also been adopted by our insurance subsidiaries’ domiciliary states. It requires insurers to annually file detailed information regarding their corporate governance policies.
The NAIC amended the Standard Valuation Law to require a principle-based approach to reserving for life insurance and annuity contracts, which resulted in corresponding amendments to the NAIC’s Valuation Manual (the “Valuation Manual”). Principle-based reserving is designed to better address reserving for life insurance and annuity products. It has been adopted in all states, although in New York, principle-based reserving became effective with the adoption of Regulation 213, which differs from the NAIC Standard Valuation Law pursuant to New York’s Regulation 213, as discussed further below.
The NAIC has been focused on a macro-prudential initiative since 2017 that is intended to enhance risk identification efforts through proposed enhancements to supervisory practices related to liquidity, recovery and resolution, capital stress testing and counterparty exposure concentrations for life insurers. In 2020, the NAIC adopted amendments to the Model Holding Company Act and Regulation that implement an annual filing requirement related to a liquidity stress-testing framework (the “Liquidity Stress Test”) for certain large U.S. life insurers and insurance groups (based on amounts of certain types of business written or material exposure to certain investment transactions, such as derivatives and securities lending). The Liquidity Stress Test is used as a regulatory tool in jurisdictions which have adopted the holding company amendments.
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
In August 2023, New York adopted legislation codifying the Liquidity Stress Test and the GCC. The first GCC filing will be required on June 30, 2024.
In August 2023, the NAIC adopted a short-term solution related to the accounting treatment of an insurer’s negative interest maintenance reserve (“IMR”) balance, which may occur when a rising interest rate environment causes an insurer’s IMR balance to become negative as a result of bond sales executed at a capital loss. If this occurs, previous statutory accounting guidance required the non-admittance of negative IMR, which can impact how accurately an insurer’s surplus and financial strength are reflected in its financial statements and result in lower reported surplus and RBC ratios. The NAIC’s new interim statutory accounting guidance, which is effective until December 31, 2025, allows an insurer with an authorized control level RBC greater than 300% to admit negative IMR up to 10% of its General Account capital and surplus, subject to certain restrictions and reporting obligations. The NAIC is developing a long-term solution for the accounting treatment of negative IMR, which may nullify the application of the short-term solution if implemented prior to December 31, 2025.
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
As previously noted, New York’s Regulation 213, which applies to Equitable Financial, differs from the NAIC’s variable annuity reserve and capital framework described above. Regulation 213 requires New York licensed insurers, to carry statutory basis reserves for variable annuity contract obligations equal to the greater of those required under (i) the NAIC standard or (ii) a revised version of the NYDFS requirement in effect prior to the adoption of the regulation’s first amendment for contracts issued prior to January 1, 2020, and for policies issued after that date a new standard that is more conservative than the NAIC standard. As a result, Regulation 213 materially increases the statutory basis reserves that New York licensed insurers are required to carry which could adversely affect their capacity to distribute dividends. As a holding company, Holdings relies on dividends and other payments from its subsidiaries and, accordingly, any material limitation on Equitable Financial’s dividend capacity could materially affect Holdings’ ability to return capital to stockholders through dividends and stock repurchases.
In order to mitigate the impacts of Regulation 213 discussed above, the Company completed a series of management actions prior to year-end 2022. Equitable Financial entered into a reinsurance agreement with Swiss Re Life & Health America Inc., we completed the Global Atlantic Reinsurance Transaction, we completed certain internal restructurings that increase cash flows to Holdings from non-life insurance entities, and we changed our underwriting practices to emphasize issuing products out of our non-New York domiciled insurance subsidiary. Equitable Financial was also granted a permitted practice by the NYDFS which partially mitigates Regulation 213’s impact from the Venerable Transaction to make the regulation’s application to Equitable Financial more consistent with the NAIC reserve and capital framework. In addition, in May 2023, Equitable Financial completed a reinsurance transaction whereby it reinsured virtually all of its net retained General Account liabilities, including all of its net retained liabilities relating to the living benefit and death riders related to (i) its variable annuity contracts issued outside the State of New York prior to October 1, 2022 (and with respect to its Equi-Vest variable annuity contracts, issued outside the State of New York prior to February 1, 2023) and (ii) certain universal life insurance policies issued outside the State of New York prior to October 1, 2022, to its affiliate, Equitable Financial Life Insurance Company of America, an Arizona-domiciled insurer. In addition, all of the separate account liabilities relating to such variable annuity contracts were reinsured as part of that transaction. There can be no assurance that any of these management actions individually or collectively will fully mitigate the impact of Regulation 213. Other state insurance regulators may also propose and adopt standards that differ from the NAIC framework. See Note 20 of the Notes to the Consolidated Financial Statements for additional detail on the permitted practice granted by the NYDFS.
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
Surplus and Capital; Risk Based Capital

Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of insurance companies, to limit or prohibit an insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business would be hazardous to policyholders. We report our RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items, as well as taking into account the risk characteristics of the insurer. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as a regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not meet or exceed certain RBC levels. The NAIC approved RBC revisions for corporate bonds, real estate equity and longevity risk that took effect at year-end 2021 and had a minimal RBC impact on Equitable Financial. The NAIC also approved an RBC update for mortality risk that took effect at year-end 2022, which had a minimal impact on Equitable Financial. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the RBC of each of our insurance subsidiaries was in excess of each of those RBC levels.
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
The NAIC is also evaluating the risks associated with insurers’ investments in certain categories of structured securities, including CLOs. In March 2023, the NAIC adopted an amendment to the Purposes and Procedures Manual to give the NAIC’s Structured Securities Group, housed within the SVO, responsibility for modeling CLO securities and evaluating tranche level losses across all debt and equity tranches under a series of calibrated and weighted collateral stress scenarios in order to assign NAIC designations. Under the amended Purposes and Procedures Manual, which will become effective no earlier than year-end 2024 financial reporting, CLO investments will no longer be broadly exempt from filing with the SVO based on ratings from Credit Rating Providers (“CRPs”). The NAIC’s goal is to ensure that the weighted average RBC factor for owning all tranches of a CLO more closely aligns with what would be required for directly owning all of the underlying loan collateral, in order to avoid RBC arbitrage. The NAIC is collaborating with interested parties to develop and refine the process for modeling CLO investments. In addition, in August 2023, the NAIC adopted an interim proposal to increase the RBC factor for structured security residual tranches from 30% to 45% beginning January 1, 2024. If the NAIC intends to modify the 45% charge for year-end 2024, it must take action by June 30, 2024. We cannot predict what form the final proposal may take, or what effect its adoption may have on our business and compliance costs. More broadly, in August 2023 the NAIC’s Financial Condition (E) Committee launched a holistic review of its approach to insurer investment risk regulation, with particular focus on the SVO’s discretion to review NAIC designations for individual investments, the appropriate extent of SVO reliance on CRPs, and oversight of the development of new RBC charges for CLOs and other structured securities.
Guaranty Associations and Similar Arrangements
Each state in which we are admitted to transact business requires life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. The laws are designed to protect policyholders from losses under insurance policies issued by insurance companies that become impaired or insolvent. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state based on their proportionate share of premiums written in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.
During each of the past five years, the assessments levied against us have not been material.
Adjusting Non-Guaranteed Elements of Life Insurance Products
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
Certain of our subsidiaries, including Equitable Advisors, Equitable Distributors, SCB LLC and AllianceBernstein Investments, Inc., are registered as broker-dealers (collectively, the “Broker-Dealers”) under the Exchange Act. The Broker-Dealers are subject to extensive regulation by the SEC and are members of, and subject to regulation by, FINRA, a self-regulatory organization subject to SEC oversight. Among other regulation, the Broker-Dealers are subject to the capital requirements of the SEC and FINRA, which specify minimum levels of capital (“net capital”) that the Broker-Dealers are required to maintain and also limit the amount of leverage that the Broker-Dealers are able to employ in their businesses. The SEC and FINRA also regulate the sales practices of the Broker-Dealers. In June 2020, Regulation Best Interest (“Regulation BI”) went into effect with respect to recommendation of securities and accounts to “retail customers.” Regulation BI requires the Broker-Dealers, when making a recommendation of any securities transaction or investment strategy involving securities (including account recommendations) to a retail customer, to provide specified disclosures and act in the retail customer’s best interest. Moreover, in recent years, the SEC and FINRA have intensified their scrutiny of sales practices relating to variable annuities, variable life insurance and alternative investments, among other products. In addition, the Broker-Dealers are also subject to regulation by state securities administrators in those states in which they conduct business, who may also conduct examinations, direct inquiries to the Broker-Dealers and bring enforcement actions against the Broker-Dealers. Broker-Dealers are required to obtain approval from FINRA for material changes in their businesses as well as certain restructuring and mergers and acquisition events. The Broker-Dealers are also subject to registration and regulation by regulatory authorities in the foreign jurisdictions in which they do business.

Certain of our Separate Accounts are registered as investment companies under the Investment Company Act. Separate Accounts interests under certain annuity contracts and insurance policies issued by us are also registered under the Securities Act. EQAT and 1290 Funds are registered as investment companies under the Investment Company Act and shares offered by these investment companies are also registered under the Securities Act. Many of the investment companies managed by AB, including a variety of mutual funds and other pooled investment vehicles, are registered with the SEC under the Investment Company Act, and, if appropriate, shares of these entities are registered under the Securities Act.
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
We and certain of our subsidiaries provide regular financial reporting, as well as, and in certain cases, additional information and documents to the SEC, FINRA, the CFTC, NFA, state securities regulators and attorneys general, the NYDFS and other state insurance regulators, and other regulators regarding our compliance with insurance, securities and other laws and regulations regarding the conduct of our businesses. For additional information on regulatory matters, see Note 20 of the Notes to the Consolidated Financial Statements.
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
Dodd-Frank Wall Street Reform and Consumer Protection Act
Currently, the U.S. federal government does not directly regulate the business of insurance. While the Dodd-Frank Act does not remove primary responsibility for the supervision and regulation of insurance from the states, Title V of the Dodd-Frank Act established the FIO within the U.S. Treasury Department and reformed the regulation of the non-admitted property and casualty insurance market and the reinsurance market. The Dodd-Frank Act also established the FSOC, which is authorized to designate certain non-bank financial companies, including insurers, as systemically significant (a “SIFI”) if the FSOC determines that the financial institution could pose a threat to U.S. financial stability. Such a designation would subject a non-bank SIFI to supervision and heightened prudential standards by the Federal Reserve. On November 3, 2023, the FSOC adopted guidance that establishes a new process for designating certain non-bank financial institutions as SIFIs. Under the new guidance, the FSOC is no longer required to conduct a cost-benefit analysis and an assessment of the likelihood of a non-bank financial company’s material financial distress before considering the designation of the company. The revised process could have the effect of simplifying and shortening FSOC’s procedures for designating certain financial companies as non-bank SIFIs.
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
In June 2023, the SEC reopened the comment period on proposed rule 10B-1 under the Exchange Act. As a result of the CFTC regulations, several types of CFTC-regulated swaps are required to be traded on swap execution facilities and cleared through a regulated DCO. Swaps and security-based swaps submitted for clearing are subject to minimum initial and variation margin requirements set by the relevant DCO or security-based swap clearing organization. Both swaps and security-based swaps are subject to transaction-reporting requirements. The rule’s potential effect, if adopted, is uncertain.
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
Broker-Dealer Regulation

The Dodd-Frank Act authorized the SEC to promulgate rules to provide that the standard of conduct for all broker-dealers, when providing personalized investment advice about securities to retail customers. In response, the SEC adopted Regulation BI, which became effective on June 30, 2020. As part of the same rulemaking package, the SEC also required registered broker dealers and investment advisers to retail customers to file a client relationship summary (“Form CRS”) with the SEC and deliver copies of Form CRS to their retail customers. Form CRS provides disclosures from the broker-dealer or investment adviser about the applicable standard of conduct and conflicts of interest. The intent of these rules is to impose on broker-dealers an enhanced duty of care to their customers similar to that which applies to investment advisers under existing law. We have developed systems and processes and put in place policies and procedures to ensure that we are in compliance with Regulation Best Interest.
In December 2022, the SEC proposed a new Regulation Best Execution, which would supplement existing best execution rules enforced by FINRA and the Municipal Securities Rulemaking Board. In conjunction with Regulation Best Execution, the SEC also proposed other rules or rule modifications that, if adopted as proposed, would materially impact broker-dealers operating in the equity markets. These proposals include: (i) the Order Competition Rule, which would require certain retail customer orders to be exposed first to a “qualified auction” operated by an open competition trading center prior to execution in the over-the-counter market; (ii) amendments to Regulation NMS to adopt, among other things, minimum pricing increments for quoting and trading of listed stocks and reduce exchange access fees; and (iii) amendments to disclosure requirements under Regulation NMS to require monthly publication of order execution quality information in listed equity by certain large broker-dealers and trading platforms in addition to the market centers that are currently required to publish such reports. If adopted, the proposals will likely increase costs for our broker-dealers.
In December 2023, the SEC adopted rules to require covered clearing agencies to adopt policies and procedures reasonably designed to require every direct participant of the agency to submit for clearing eligible secondary market transactions in US Treasury securities, which will effectively require those participants to clear eligible cash transactions in US Treasury securities by December 31, 2025, and eligible repurchase transactions in US Treasury securities by June 30, 2026. The rule’s potential effect on the US Treasury securities market is uncertain.
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
In August 2023, the SEC adopted final private fund adviser reform rules under the Investment Advisers Act requiring private fund advisers registered with the SEC to, among other things, provide investors with quarterly and annual statements detailing information regarding private fund performance, fees, and expenses; obtain an annual audit for each private fund; obtain a fairness opinion or valuation opinion in connection with an adviser-led secondary transaction; not provide certain preferential rights to investors in a fund and disclose other preferential rights prior to an investor closing into the fund; and obtain investor consent prior to allocating certain fees or expenses to a fund or borrowing or receiving credit from a fund.
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

In December 2020, the DOL issued a “best interest” prohibited transaction exemption (“PTE 2020-02”) for investment advice fiduciaries under ERISA, and the Code. If fiduciary status is triggered, PTE 2020-02 prescribes a set of impartial conduct standards and disclosure obligations that are intended to be consistent with the SEC’s Regulation Best Interest. We have devoted significant time and resources towards coming into compliance with PTE 2020-02. In October 2023, the DOL released a comprehensive proposal to amend the definition of an investment advice “fiduciary” under ERISA and the Code (the “Proposal”). The Proposal replaces the traditional five-part test for determining fiduciary status with a new three-part test that significantly expands the scope of fiduciary level transactions by, among other things, including investment recommendations made to retirement investors when such recommendations are made by a financial professional on a regular basis as part of that financial professional’s business. The Proposal also makes substantial updates to the disclosure and other conditions of PTE 2020-02, and significantly revises prohibited transaction exemption 84-24, (“PTE 84-24”) such that a certain relief under PTE 84-24 will be available exclusively for independent insurance agents who provide fiduciary advice to retirement investors in connection with such agents’ sales of non-securities insurance products. The Proposal also limits permissible compensation to commissions only, and requires adherence to impartial conduct standards that are similar to those for PTE 2020-02, as a condition of relief under PTE 84-24. We cannot predict what form the Proposal may take, or what effect its adoption may have on our business and compliance costs.
In addition, in January 2020, the NAIC revised the Suitability in Annuity Transactions Model Regulation to apply a best interest of the consumer standard on insurance producers’ annuity recommendations and to require that insurers supervise such recommendations. Several state regulators have adopted the revised regulation to date, including in two of our insurance subsidiaries’ domiciliary states, while others are currently considering doing so or instead issuing standalone impartial conduct standards applicable to annuity and, in some cases, life insurance transactions. For example, the NYDFS amended Regulation 187 - Suitability and Best Interests in Life Insurance and Annuity Transactions (“Regulation 187”) to add a “best interest” standard for recommendations regarding the sale of life insurance and annuity products in New York. In April 2021, the Appellate Division of the New York State Supreme Court, Third Department, overturned Regulation 187 for being unconstitutionally vague, although the New York State Court of Appeals reversed this ruling on October 20, 2022. We have developed our compliance framework for Regulation 187 with respect to annuity sales as well as our life insurance business.
Massachusetts has adopted such a regulation applying a fiduciary duty standard to broker-dealers and their agents which, although not applying to insurance product (including variable annuity) sales, did require us to make changes to certain policies and procedures to ensure compliance. NASAA has proposed a broker-dealer conduct model rule that states might seek to adopt. The stated objectives of the proposal are to incorporate the core principles of and definitions from Regulation BI and SEC guidance, define these principles and their components for purposes of state law, and make other changes consistent with Regulation BI. Beyond the New York and Massachusetts regulations, the likelihood of enactment of any such other standalone state-based regulation is uncertain at this time, but if implemented, these regulations could have adverse effects on our business and consolidated results of operations.
Climate Risks
The topic of climate risk has come under increased scrutiny by the NAIC and insurance regulators. In September 2020, the NYDFS announced that it expects New York domestic and foreign authorized insurers to integrate financial risks from climate change into their governance frameworks, risk management processes, and business strategies.
In November 2021, the NYDFS issued additional guidance for New York domestic insurers, such as Equitable Financial, stating that they are expected to manage financial risks from climate change by taking actions that are proportionate to the nature, scale and complexity of their businesses. For instance, the such an insurer should: (i) incorporate climate risk into its financial risk management (e.g., a company’s ORSA should address climate risk); (ii) manage climate risk through its enterprise risk management functions and ensure that its organizational structure clearly defines roles and responsibilities related to managing such risk; (iii) use scenario analysis when developing business strategies and identifying risks; and (iv) incorporate the management of climate risk into its corporate governance structure at the group or insurer entity level (i.e., an insurer’s board of directors should understand climate risk and oversee the team responsible for managing such risk). As of August 2022, New York domestic insurers should have implemented certain corporate governance changes and developed plans to implement the organizational structure changes (e.g., defining roles and responsibilities related to managing climate risk). With respect to implementing more involved changes (e.g., reflecting climate risks in the ORSA and using scenario analysis when developing business strategies), insurers are encouraged to start work on these changes, although the NYDFS intends to issue additional guidance with more specific timing information. We have developed our compliance framework with respect to the November 2021 guidance.
The NYDFS also adopted an amendment to the regulation governing enterprise risk management, applicable to New York domestic and foreign authorized insurers, which requires an insurance group’s enterprise risk management function to address certain additional risks, including climate change risk.

The NAIC has adopted a new standard for insurance companies to report their climate-related risks as part of its annual Climate Risk Disclosure Survey, which applies to insurers that meet the reporting threshold of $100 million in countrywide direct premium and are licensed in one of the participating jurisdictions. The new disclosure standard is consistent with the international Task Force on Climate-Related Financial Disclosures’ framework for reporting climate-related financial information.
In addition, the FIO is assessing how the insurance sector may mitigate climate risks and help achieve national climate-related goals pursuant to its authority under the Dodd-Frank Act, as discussed above. On June 2023, the FIO released a report titled, Insurance Supervision and Regulation of Climate-Related Risks, which evaluates climate-related issues and gaps in insurer regulation. The report urges insurance regulators to adopt climate-related risk-monitoring guidance in order to enhance their regulation and supervision of insurers.
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
In March 2022, the SEC released proposed rule changes on climate-related disclosure. The proposed rule changes would require companies to include certain climate-related disclosures including information about climate-related risks that have had or reasonably likely to have a material impact on their business, results of operations, or financial condition, and certain climate-related financial statement metrics in a note to the audited financial statements. Among other things, the required information about climate-related risks also would include disclosure of a company’s greenhouse gas emissions, information about climate-related targets and goals, and if a transition plan has been adopted as part of climate-related risk management strategy, and requires extensive attestation requirements. If adopted as proposed, the rule changes are expected to result in additional compliance and reporting costs.
Finally, in May 2022, the SEC proposed amendments to existing rules that would require registered investment companies and investment advisers to include specific disclosures regarding their environmental, social and governance (“ESG”) strategies in prospectuses and shareholder reports and Form ADV.
Diversity and Corporate Governance
Insurance regulators are also focused on the topic of race, diversity and inclusion. In New York, the NYDFS issued a circular letter in 2021 stating that it expects the insurers it regulates, such as Equitable Financial, to make diversity of their leadership a business priority and a key element of their corporate governance. We consider the NYDFS’ guidance as part of our commitment to diversity and inclusion. The NAIC is also evaluating issues related to this topic, including examining practices in the insurance industry to determine how barriers are created that disadvantage people of color or historically underrepresented groups. NAIC goals include improving access to different types of insurance products in minority communities, addressing issues related to affordability, and providing guidance to regulators on ways to improve insurance access and the understanding of insurance in underserved communities.
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
In August 2022, President Biden signed the Inflation Reduction Act into law which introduces a 15% minimum tax based on financial statement income as well as a 1% excise tax on share buybacks, effective for tax years beginning in 2023. While neither the minimum tax nor the excise tax on share buybacks are currently expected to have a significant impact on the Company, we continue to monitor developments and regulations associated with the Inflation Reduction Act for any potential future impacts on our business, results of operations and financial condition.
The SECURE 2.0 Act of 2022 (“SECURE 2.0”), signed into law in December 2022, makes significant changes to existing law for retirement plans by building upon provisions in the Setting Every Community Up for Retirement Enhancement Act of 2019. SECURE 2.0 introduces new requirements and considerations for plan sponsors that are intended to expand coverage, increase savings, preserve income, and simplify plan rules and administrative procedures. Among other provisions, SECURE 2.0 directs the DOL to review its current interpretive bulletin regarding ERISA plan sponsors’ selection of annuity providers for purposes of transferring plan sponsor benefit plan liability to such annuity providers. Such review could result in the DOL’s imposition of new or different requirements on plan sponsors or on annuity providers or could make such selection process more difficult for the parties involved.
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
Privacy and Security of Customer Information and Cybersecurity Regulation
We are subject to federal and state laws and regulations that require financial institutions to protect the security, integrity, confidentiality, and availability of customer information, and to notify customers about their policies and practices relating to their collection and disclosure of customer information and their practices related to protecting the security of that information. We maintain, and we require our third-party service providers to maintain, security controls designed to ensure the integrity, confidentiality, and availability of our systems and the confidential and sensitive information we maintain and process, or which is processed on our behalf. We have adopted a privacy policy outlining the Company’s procedures and practices relating to the collection, maintenance, disclosure, disposal, and protection of customer information, including personal information. As required by law, subject to certain exceptions, a copy of the privacy policy is mailed to customers on an annual basis. Federal and state laws generally require that we provide notice to affected individuals, law enforcement, regulators and/or potentially others if there is a situation in which customer information is disclosed to and/or accessed or acquired by unauthorized third parties. Federal regulations require financial institutions to implement programs to protect against unauthorized access to this customer information, and to detect, prevent and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to both consumers and customers, and also regulate the permissible uses of certain categories of customer information.
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

We are subject to the rules and regulations of the NYDFS which in 2017 adopted the Cybersecurity Requirements for Financial Services Companies (the “NY Cybersecurity Regulation”), a regulation applicable to banking and insurance entities under its jurisdiction. The NY Cybersecurity Regulation requires covered entities to, among other things, assess risks associated with their information systems and establish and maintain a cybersecurity program reasonably designed to protect such systems, consumers’ private data, and confidential business data. We have adopted a cybersecurity policy outlining our policies and procedures for the protection of our information systems and information stored on those systems that comports with the regulation. In November 2023, the NYDFS formally adopted amendments to the NY Cybersecurity Regulation, which include significant changes, such as: (i) requiring new technical reporting; (ii) the implementation of governance and oversight measures, including that a senior governing body (e.g., the board of directors) have sufficient understanding of cybersecurity-related matters to exercise effective oversight; the enhancement of certain cybersecurity safeguards (e.g., annual audits, vulnerability assessments, and password controls and monitoring); (iii) mandating notifications to the NYDFS within 24 hours of a covered entity’s cyber-ransom payment and otherwise requiring prompt notification to the NYDFS, following the occurrence of a cybersecurity event; (iv) requiring covered entities to maintain for examination and inspection upon request by NYDFS all records, schedules, and supporting data regarding cybersecurity events; and (v) annually certifying to NYDFS a covered entity’s material compliance with the NY Cybersecurity Regulation. The amendments require compliance within 180 days of adoption, but also include delayed compliance dates for certain requirements. We are currently assessing the effect the amendments will have on our business as well as developing a compliance strategy.
Similarly, the NAIC adopted the Insurance Data Security Model Law for entities licensed under the relevant state’s insurance laws. The model law requires such entities to establish standards for data security and for the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. Several states have adopted the model law, although it has not been adopted by any of our significant insurance subsidiaries’ domiciliary states. We expect additional states to adopt the model law, even though it is not an NAIC accreditation standard, but we cannot predict whether or not, or in what form or when, they will do so.
The NAIC’s Privacy Protections (H) Working Group (“PPWG”) is developing a new Consumer Privacy Protections and Model Law (“Model 674”) to replace the existing privacy models, #670 (Insurance Information and Privacy Protections Model Act) and #672 (Privacy of Consumer Financial and Health Information Regulation). In 2023, the PPWG received a large number of comments on a revised draft of Model 674, as a result of which the PPWG received an extension until December 31, 2024 to develop the new model law. We cannot predict whether Model 674 will be adopted, what form it will take, or what effect it would have on our business or compliance efforts in the form adopted by states whose laws apply to our insurance subsidiaries.
In July 2023, the SEC adopted the Risk Management, Strategy, Governance, and Incident Disclosure Final Rule (the “Cybersecurity Final Rule”) enhancing disclosure requirements for registered companies covering cybersecurity risk and management. The Cybersecurity Final Rule requires registrants to disclose material cybersecurity incidents on Form 8-K within four business days of a determination that a cybersecurity incident is material, and such materiality determination must be made without unreasonable delay. The rule also requires periodic disclosures of, among other things, details on the company’s process to assess, identify, and manage cybersecurity risks, cybersecurity governance, and management’s role in overseeing such a compliance program, including the board of directors’ oversight of cybersecurity risks. Certain reporting requirements under the Cybersecurity Final Rule became effective in December 2023. In addition, federal regulators are increasingly focused on cybersecurity and several have established specific and potentially burdensome requirements. For instance, in October 2021, the Federal Trade Commission announced significant amendments to the Standards for Safeguarding Customer Information Rule (the “Safeguards Rule”) that require financial institutions to implement specific data security measures within their formal information security measures. The updated Safeguards Rule became effective in June 2023. Failure to comply with new regulations or requirements may result in enforcement action, fines and/or other operational or reputational harms.
Under the California Consumer Privacy Act (“CCPA”), California residents enjoy the right to know what information a business has collected from them, the sourcing and sharing of that information, and the right to delete and limit certain uses of that information. CCPA also establishes a private right of action with potentially significant statutory damages, whereby businesses that fail to implement reasonable security measures to protect against breaches of personal information could be liable to affected consumers. Certain data processing which is otherwise regulated, including under the Gramm-Leach-Bliley Act, is excluded from the CCPA; however, this is not an entity-wide exclusion. We expect a significant portion of our business to be excepted from the requirements of the CCPA. The California Privacy Rights Act (“CPRA”), which came into effect in January 2023, amends the CCPA to provide California consumers the right to correct personal information, limit certain uses of sensitive data and the sharing of data that does not constitute a sale, and establishes a new agency, the California Privacy Rights Agency (“CPPA”), to adopt rules for and enforce the CCPA. The CPPA’s first set of updated CCPA regulations came into force in April 2023, and the CPPA has initiated further rulemaking activities that may lead to additional regulations. The CPRA and any future regulations may require additional compliance efforts, such as changes to our policies, procedures or operations.

Several other states have adopted, or are considering, similar comprehensive privacy laws or regulations in the near future. To date, several of these state laws include entity-level exemptions for financial institutions that are subject to privacy protections in the Gramm-Leach-Bliley Act or similar, state-level financial privacy laws.

Innovation and Technology
As a result of increased innovation and technology in the insurance sector, the NAIC and insurance regulators are focused on the use of “big data” techniques, such as the use of artificial intelligence, machine learning and automated decision-making. In December 2023, the NAIC’s Innovation, Cybersecurity and Technology (H) Committee (the “(H) Committee”) adopted the Model Bulletin on the Use of Artificial Intelligence Systems by Insurers (the “AI Bulletin”) after exposing a draft for comment. The AI Bulletin outlines how insurance regulators should govern the development, acquisition and use of artificial intelligence technologies, as well as the types of information that regulators may request during an investigation or examination of an insurer in regard to artificial intelligence systems. The (H) Committee also plans to form a new task force in 2024 that will be charged with creating a regulatory framework for the oversight of insurers’ use of third-party data and models.
Further, the NAIC and state insurance regulators have been focused on addressing unfair discrimination in the use of consumer data and technology, and some states have passed laws targeting unfair discrimination practices. For instance, in 2021, Colorado enacted a law which prohibits insurers from using external consumer data and information sources (“ECDIS”), as well as algorithms or predictive models that use ECDIS, in a way that unfairly discriminates based on race, color, national or ethnic origin, religion, sex, sexual orientation, disability, gender identity or gender expression. In August 2023, Colorado adopted the first legally binding regulation, effective on November 14, 2023, requiring life insurers to adopt a governance and risk management framework for the use of artificial intelligence, machine learning and other technologies that utilize “external consumer data.” It is expected that Colorado will also promulgate governance and testing regulations for other lines of insurance. Similarly, in January 2024, the NYDFS released for public comment a proposed circular letter focused on how insurers should develop and manage their use of external consumer data and artificial intelligence systems in underwriting and pricing so as not to harm consumers.
On July 26, 2023, the SEC proposed rules that, if adopted, would require a broker-dealer or investment adviser, when using a covered technology in a retail investor interaction (i.e., to engage or communicate with a retail investor), to eliminate or neutralize any conflict of interest that results in an investor interaction that places the interest of the broker-dealer or investment adviser ahead of the retail investors interests.
We expect big data to remain an important issue for the NAIC and state insurance regulators. We cannot predict which regulators will adopt the AI Bulletin, or what, if any, changes to laws or regulations may be enacted with regard to “big data” or artificial intelligence technologies.
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
Human Capital Management
As of December 31, 2023, we had approximately 8,500 full time employees. Of these, approximately 4,700 were employed full-time by AB.
Equitable
To execute our business plan successfully, we need not only a sound business strategy but an equally well-developed people strategy. Central to achieving our goals and strategies as an organization is building a culture of professional excellence, employee engagement and inclusion and continuous learning. We have made significant strides towards delivering on these three fronts.
Professional Excellence
Equitable seeks to help our clients secure their financial well-being so they can pursue long and fulfilling lives. To achieve that mission, we must deliver best-in-class services while increasing our speed to market to maximize our impact on our customers’ financial outcomes. This requires our employees to embrace our mission and genuinely enjoy working with and for Equitable. In 2023, we implemented New Ways of Working (“NWOW”) throughout the organization. NWOW, which is tailored to the Equitable environment, sharpens our focus on the following five areas of the employee experience: (i) Adaptive Leadership — empowering those closest to the work with decision-making authority; (ii) Outcomes, Objectives & Key Results (“OKRs”) — long-term objectives and a goal-setting framework; (iii) Dynamic Enablers — processes and tools that promote innovation, autonomy and skills development; (iv) Enterprise Agile — adapting in the face of rapid change; and (v) Design Thinking — client-centric solutions design. We believe that by prioritizing these five areas, our business adapts with greater speed, agility, creativity and client focus.
Of particular importance is Equitable’s focus on OKRs, which establish clear, measurable, and aspirational goals to both inspire and collectively focus teams across the organization. We recognize that our employees must believe in the possibility of their success. Further, our definition of success must be attainable. By clearly articulating and refining our view of employee success, we can ensure a balanced, holistic approach that will deliver successful outcomes for our employees, and by extension, our clients and investors. Since we adopted NWOW, we have seen its positive impact on our culture, as measured through our employee engagement and culture drivers survey results.
Equitable’s NWOW has fundamentally changed the way we think, work and lead as a company, ensuring we are better positioned to grow, meet our clients’ needs and attract the best talent.
Employee Engagement and Inclusion
Equitable consistently scores highly on workplace quality rankings because of our emphasis on employee engagement and inclusion. We have been recognized as a “Great Place to Work” by the Great Place to Work® Institute, an independent workplace authority, each year since 2016.Equitable has also received high scores on the Human Rights Campaign Foundation's Corporate Equality Index (“CEI”) for the 10th consecutive year, which recognizes our inclusive workplace culture. In addition, we received a perfect score for the third consecutive year as a “Best Place to Work for Disability Inclusion”, with participation in the Disability Equality Index (“DEI”) since 2015. We strive to maintain and expand upon our efforts that have garnered us this recognition.
Employee Engagement
Key to our employee development efforts is the ability of our leaders to keep employees engaged in our hybrid work structure. As we transitioned to our hybrid model, we reinforced the leadership skills of people leaders to help meet the need for adaptive leadership in a hybrid world. The NWOW methodology supported our leaders through this transition and as they transformed their teams through the NWOW transition and pivoted towards data-driven management. They also ensured our employees remained engaged, even when performing work remotely in our hybrid working structure.
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
We are committed to continue deepening our understanding of the issues facing the communities we serve. In 2023, we hosted 6 Impact Days across the country. These one-day events bring together Equitable Advisors financial professionals, employees and local community leaders for collaborative discussions on creating a more diverse, equitable and inclusive society through economic empowerment and financial education. Impact Days are specifically tailored to the unique needs of each market. For example, in Texas and Cleveland, our financial professionals focused on career readiness of diverse high school students and preparing them for higher education. In New York, Georgia and North Carolina, financial professionals came together with the minority-owned, small business community to discuss building equity through entrepreneurship. Each Impact Day concluded with discussions on the importance of holistic financial planning in creating generational wealth.
Talent Acquisition
The Talent Acquisition Team at Equitable is charged with communicating the value proposition of working with Equitable to the external market. One principal area of focus is growing the number of diverse employees at Equitable, and we continue to make strides towards this important goal. As part of Equitable’s recruiting strategy, we have implemented diverse interview panels and diverse interview candidate slates. Having a diverse interview panel is crucial for ensuring a fair and unbiased hiring process. By bringing a variety of perspectives and experiences to the interview process, organizations can improve their recruitment outcomes and create a more diverse and inclusive workplace.
In addition, we partnered with diversity-focused external organizations (i.e, Prospanica, Thurgood Marshall College Fund and National Black MBA) to attract more diverse candidates to open roles at Equitable. Equitable has also expanded its outreach more broadly through its social media presence, leading to an increase in total diverse applicants applying to Equitable. The result is an increased percentage of diverse new hires who join Equitable.
Continuous Learning
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

Our culture of continuous learning and professional excellence starts with the relationship between the employee and leader, which continues through peer discussions, skill building and bringing professional aspirations into focus. Employees own their own growth and development enabled by user-friendly resources in Thrive, our centralized HR hub, or by taking advantage of the wide range of Learning and Development courses. Additionally, the Company offers tuition assistance to support educational endeavors.
Employee Development
At Equitable, we are on a continuous journey to reimagine how we think, grow and perform in our careers. Our Career Model Framework provides employees with the anchor and foundation to grow and develop their careers. Our framework elevates skills, provides a holistic performance expectation and enables employees to see where their skills transfer across the organization. Skills is the common language we use to talk to our people, enabling them to demonstrate their best abilities and chart their career paths.
Our commitment to employee development is further demonstrated by measurable results by the quality of our workforce and our approach to career progression. At Equitable, career progression is defined holistically to include skill progression, internal mobility, people leadership elevation and proficiency level “promotion.”
Equitable offers a wide range of vehicles for growth and development (learning curriculum, talent programs, development programs) aimed at accelerating functional and foundational skills, all delivered through multi-channel learning platforms. Equitable invests in various talent programs to support the development of our colleagues and financial professionals. These programs range from three months to a full-year engagement and include developmental learning, mentorship or sponsorship and coaching engagements.
We encourage employees to take full advantage of rich experiences that support their career and growth. This starts with the people leader and employee partnership and continues through discussions with colleagues to bring professional aspirations into focus.
Compensation and Benefits
Rewarding performance is the cornerstone of our “Total Rewards” offering. Total Rewards include access to comprehensive benefits programs and the opportunity to share in company results through equity awards. Our benefits portfolio allows eligible employees and financial professionals to elect the right coverage for health needs, to build their wealth and to provide protection for themselves and their families from the unexpected events that might occur along the way. Our Total Rewards package includes market-competitive pay, equity award programs and bonuses, healthcare benefits, retirement savings plans, paid time off and family leave, flexible work schedules, an educational assistance program, family support services including backup child and elder care support, college coaching and tutoring services, adoption support and an employee assistance program and other mental health services.
Health and Wellness
We aspire to create an innovative, resilient culture that fosters exceptional health and wellbeing and enhances organizational performance. To measure the effectiveness of our wellness strategy, we created an index that incorporates a proprietary survey as well as a set of key performance indicators (“KPIs”) based on our Total Rewards offering. This index and initial KPIs such as 401(k) participation rates, preventative healthcare screenings and abandoned PTO enabled us to establish a baseline from which we will evaluate our strategy in the future.
We believe that while well being needs and priorities differ by individual, resilience is a universal attribute of wellbeing. Resilience is the ability to regularly recover from, adapt to and grow from stress, and can be increased through intentional oscillation between stress and recovery. This is an area where we can meaningfully impact our employees’ lives through leadership and development programs. We are focused on resilience and energy management, creating a new center of excellence with bespoke programming focused on the importance of rest and recovery. Since July, we trained more than 1,500 employees through a new center of excellence with programming focused on the importance of rest and recovery. This training achieved an impressive 100% employee net promoter score from attendees.
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
Through our matching gifts program, we double the impact of the charitable contributions made by our employees and financial professionals. Eligible donations of $50 or more are matched up to $2,000 per year, per individual. In 2023, Equitable Foundation matched over $1.5 million to nonprofits directed by our employees and financial professionals.
AllianceBernstein
The information contained herein does not apply Holdings’s subsidiary, AllianceBernstein (AB), which has its own human capital strategy and programs. For AB’s human capital disclosure, see Part I, Item 1 of AB’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
Our business, results of operations or financial condition are materially affected by conditions in the global capital markets and the economy. A wide variety of factors continue to impact economic conditions and consumer confidence. These factors include, among others, uncertainty regarding the federal debt limit, volatility in the capital markets, equity market declines, inflationary pressures, plateauing or decreasing economic growth, high fuel and energy costs and changes in fiscal or monetary policy. The Russian invasion of the Ukraine and Hamas’s attack on Israel, and the ensuing conflicts and the sanctions and other measures imposed in response to these conflicts have significantly increased the level of volatility in the financial markets and have increased the level of economic and political uncertainty. Given our interest rate and equity market exposure in our investment and derivatives portfolios and many of our products, these factors could have a material adverse effect on us. The value of our investments and derivatives portfolios may also be adversely affected by reductions in price transparency, changes in the assumptions or methodology we use to estimate fair value and changes in investor confidence or preferences, which could potentially result in higher realized or unrealized losses. Market volatility may also make it difficult to transact in or to value certain of our securities if trading becomes less frequent.
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
Equity market declines and volatility.
Declines or volatility in the equity markets can negatively impact our business, results of operations or financial condition. For example, equity market declines or volatility could decrease our AUM, the AV of our annuity and variable life contracts, or AUA, which, in turn, would reduce the amount of revenue we derive from fees charged on those account and asset values. Our variable annuity business is particularly sensitive to equity markets, and sustained weakness or stagnation in equity markets could decrease its revenues and earnings. At the same time, for variable annuity contracts that include GMxB features, equity market declines increase the amount of our potential obligations related to such GMxB features and could increase the cost of executing GMxB-related hedges beyond what was anticipated in the pricing of the products being hedged. This could result in an increase in claims and reserves related to those contracts, net of any reinsurance reimbursements or proceeds from our hedging programs. Equity market declines and volatility may also influence policyholder behavior, which may adversely impact the levels of surrenders, withdrawals and amounts of withdrawals of our annuity and variable life contracts or cause policyholders to reallocate a portion of their account balances to more conservative investment options (which may have lower fees), which could negatively impact our future profitability or increase our benefit obligations particularly if they were to remain in such options during an equity market increase. Market volatility can negatively impact the value of equity securities we hold for investment which could in turn reduce the statutory capital of certain of our insurance subsidiaries. In addition, equity market volatility could reduce demand for variable products relative to fixed products, and reduce our current earnings and result in changes to MRB balances, which could increase the volatility of our earnings. Lastly, periods of high market volatility or adverse conditions could decrease the availability or increase the cost of derivatives.
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
•when interest rates rise rapidly, policy loans and surrenders and withdrawals of annuity contracts and life insurance policies may increase, requiring us to sell investment assets potentially resulting in realized investment losses, which could reduce our net income;
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
•changes in interest rates could result in changes to the fair value of our MRB purchased assets, which could increase the volatility of our earnings;
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
In the U.S., the continued disagreement over the federal debt limit and other budget questions threatens the economy. Failure to resolve these issues in a timely manner could result in a government shutdown, erratic shutdown in government spending or a default on government debt, which could result in increased market volatility and reduced economic activity.
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
Failure to protect the confidentiality, integrity, or availability of customer information or proprietary business information.
We and certain of our vendors retain confidential information (including customer transactional data and personal information about our customers, the employees and customers of our customers, and our own employees). The privacy or security of this information may be compromised, including as a result of an information security breach. We have implemented a formal, risk-based data security program, including physical, technical, and administrative safeguards; however, failure to implement and maintain effective data protection and cybersecurity programs that comply with applicable law, or any compromise of the security, confidentiality, integrity, or availability of our information systems, or those of our vendors, the cloud-based systems we use, or the sensitive information stored on such systems, through cyber-attacks or for any other reason that results in unauthorized access, use, modification, disclosure or destruction of personally identifiable information, customer information, or other confidential or proprietary information, or the disruption of critical operations and services, could damage our reputation, deter people from purchasing our products, subject us to significant civil and criminal liability and require us to incur significant technical, legal and other expenses any of which could have a material adverse effect on our business, results of operations or financial condition. For further information on the cybersecurity and data privacy laws applicable to our insurance subsidiaries, see “Cybersecurity—Overview of Equitable Cybersecurity Risk Management” and “Cybersecurity—Governance of Cybersecurity Risk Management.”
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
Our reliance on vendors creates a number of business risks, such as the risk that we may not maintain service quality, control or effective management of the outsourced business operations and that we cannot control the facilities or networks of such vendors. We are also at risk of being unable to meet legal, regulatory, financial or customer obligations if the facilities or networks of a vendor are disrupted, damaged or fail due to physical disruptions, such as fire, natural disaster, pandemic or power outage, or other impacts to vendors, including labor strikes, political unrest, and terrorist attacks. Since certain vendors conduct operations for us outside the United States, the political and military events in foreign jurisdictions could have an adverse impact on our outsourced operations. We may be adversely affected by a vendor who fails to deliver contracted services, which could lower revenues, increase costs, reduce profits, disrupt business, or damage our reputation.
Further, the development and adoption of artificial intelligence ("AI"), including generative artificial intelligence (“Generative AI”), and its use and anticipated use by us or by third parties on whom we rely, may increase the operational risks discussed above or create new operational risks that we are not currently anticipating. AI technologies offer potential benefits in areas such as customer service personalization and process automation, and we expect to use AI and Generative AI to help deliver products and services and support critical functions. We also expect third parties on whom we rely to do the same. AI and Generative AI may be misused by us or by such third parties, and that risk is increased by the relative newness of the technology, the speed at which it is being adopted, and the lack of laws, regulations or standards governing its use. Such misuse could expose us to legal or regulatory risk, damage customer relationships or cause reputational harm. Our competitors may also adopt AI or Generative AI more quickly or more effectively than we do, which could cause competitive harm. Because the Generative AI technology is so new, many of the potential risks of Generative AI are currently unknowable.
The occurrence of a catastrophe, including natural or man-made disasters and/or pandemics or other public health issues.
Any catastrophic event, terrorist attacks, accidents, floods, severe storms or hurricanes, pandemics and other public health issues, or cyber-terrorism, could have a material and adverse effect on our business. We could experience long-term interruptions in our service and the services provided by our significant vendors. Some of our operational systems are not fully redundant, and our disaster recovery and business continuity planning cannot account for all eventualities. Additionally, unanticipated problems with our disaster recovery systems could further impede our ability to conduct business, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. We could experience a material adverse effect on our liquidity, financial condition and the operating results of our insurance business due to increased mortality and, in certain cases, morbidity rates and/or its impact on the economy and financial markets. We may also experience lower sales or other negative impacts to the use of services we provide if economic conditions worsen due to a catastrophe or pandemic or other public health emergency, as the financial condition of current or potential customers, policyholders, and clients may be adversely affected. See “—Conditions in the global capital markets and economy.” Our workforce may be unable to be physically located at one of our facilities, including due to government-mandated shutdowns, requests or orders for employees to work remotely, and other social distancing measures, which could result in lengthy interruptions in our service. A catastrophe may affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. Climate change may increase the frequency and severity of weather-related disasters and pandemics. These events could result in an adverse impact on our ability to conduct our business, including our ability to sell our products and services and our ability to adjudicate and pay claims in a timely manner.
If economic conditions worsen as a result of a catastrophe, pandemic or other public health issue, companies may be unable inability to make interest and principal payments on their debt securities or mortgage loans that we hold for investment purposes. Accordingly, we may still incur significant losses that can result in a decline in net investment income and/or material increases in credit losses on our investment portfolios. With respect to commercial real estate, there could be potential impacts to estimates of expected losses resulting from lower underlying values, reflecting current market conditions at that time.
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
Misconduct by our employees, financial professionals, agents, intermediaries, representatives of our broker-dealer subsidiaries - or employees of our vendors could result in obligations to report such misconduct publicly, regulatory enforcement proceedings and, even findings that violations of law were committed by us or our subsidiaries, regulatory sanctions or serious reputational or financial harm. Certain types of violations may result in our inability to act as an investment adviser or broker-dealer or to represent issuers in Regulation D offerings by acting as placement agent, general partner or other roles. We employ controls and procedures designed to monitor employees’ and financial professionals’ business decisions and to prevent them from taking excessive or inappropriate risks, including with respect to information security, but employees may take such risks regardless of such controls and procedures. If our employees or financial professionals take excessive or inappropriate risks, those risks could harm our reputation, subject us to significant civil or criminal liability and require us to incur significant technical, legal and other expenses.
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
Changes in accounting standards.
Our consolidated financial statements are prepared in accordance with U.S. GAAP, the principles of which are revised from time to time. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (“FASB”). We may not be able to predict or assess the effects of these new accounting pronouncements or new interpretations of existing accounting pronouncements, and they may have material adverse effects on our business, results of operations or financial condition. For a discussion of accounting pronouncements and their potential impact on our business, see Note 2 of the Notes to the Consolidated Financial Statements.
Investment advisory agreements with clients and selling and distribution agreements with various financial intermediaries and consultants.
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
A portion of our investment portfolio consists of mortgage loans on commercial and agricultural real estate. Although we manage credit risk and market valuation risk for our commercial and agricultural real estate assets through geographic, property type and product type diversification and asset allocation, general economic conditions in the commercial and agricultural real estate sectors will continue to influence the performance of these investments. With respect to commercial real estate, there could be potential impacts to estimates of expected losses resulting from lower underlying values, reflecting current market conditions at that time. These factors, which are beyond our control, could have a material adverse effect on our business, results of operations, liquidity or financial condition. An increase in the default rate of our mortgage loan investments or fluctuations in their performance could have a material adverse effect on our business, results of operations, liquidity or financial condition.
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
Reinsurance—We use reinsurance to mitigate a portion of the risks that we face, principally in certain of our in-force annuity and life insurance products. Under our reinsurance arrangements, other insurers assume a portion of the obligation to pay claims and related expenses to which we are subject. However, we remain liable as the direct insurer on all risks we reinsure and, therefore, are subject to the risk that our reinsurer is unable or unwilling to pay or reimburse claims at the time demand is made. The inability or unwillingness of a reinsurer to meet its obligations to us, or the inability to collect under our reinsurance treaties for any other reason, could have a material adverse impact on our business, results of operations or financial condition. Prolonged or severe adverse mortality or morbidity experience could result in increased reinsurance costs, and ultimately may reduce the availability of reinsurance for future life insurance sales, if available at all. If, for new sales, we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient, we would either have to be willing to accept an increase in our net exposures, revise our pricing to reflect higher reinsurance premiums or limit the amount of new business written on any individual life. If this were to occur, we may be exposed to reduced profitability and cash flow strain or we may not be able to price new business at competitive rates. The premium rates and other fees that we charge are based, in part, on the assumption that reinsurance will be available at a certain cost. If a reinsurer raises the rates that it charges on a block of in-force business, we may not be able to pass the increased costs onto our customers and our profitability will be negatively impacted. Additionally, such a rate increase could result in our recapturing of the business, which may result in a need to maintain additional reserves, reduce reinsurance receivables and expose us to greater risks.
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
The reinsurance arrangement with EQ AZ Life Re Company (the “Affiliated Captive”) provides important capital management benefits to Equitable Financial and Equitable America (collectively, the “Affiliated Cedants”). Under applicable statutory accounting rules, the Affiliated Cedants are currently, and will in the future be, entitled to a credit in their calculations of reserves for amounts reinsured to the Affiliated Captive, to the extent the Affiliated Captive holds assets in trust or provides letters of credit or other financing acceptable to the respective domestic regulators of the Affiliated Cedants. The level of assets required to be maintained in the trust fluctuates based on market and interest rate movements, age of the policies, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust or securing additional letters of credit, which could impact the liquidity of the Affiliated Captive.
Risks Relating to Our Products, Our Structure and Product Distribution
GMxB features within certain of our products.
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
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors. For further information on the National Association of Insurance Commissioners’ (the “NAIC”) review of the RBC treatment of certain complex assets in which insurers have invested during recent years, see “Business—Regulation—Insurance Regulation—Surplus and Capital; Risk Based Capital.” Additionally, state insurance regulators have significant leeway in how to interpret existing regulations, which could further impact the amount of statutory capital or reserves that we must maintain. Equitable Financial is primarily regulated by the NYDFS, which from time to time has taken more stringent positions than other state insurance regulators on matters affecting, among other things, statutory capital or reserves. In certain circumstances, particularly those involving significant market declines, the effect of these more stringent positions may be that our financial condition appears to be worse than competitors who are not subject to the same stringent standards, which could have a material adverse impact on our business, results of operations or financial condition. Moreover, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of capital our insurance subsidiaries must hold in order to maintain their current ratings. To the extent that our statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, our insurance subsidiaries’ financial strength and credit ratings might be downgraded by one or more rating agencies. There can be no assurance that any of our insurance subsidiaries will be able to maintain its current RBC ratio in the future or that its RBC ratio will not fall to a level that could have a material adverse effect on our business, results of operations or financial condition.
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
Claims-paying and financial strength ratings are important factors in establishing the competitive position of insurance companies. They indicate the rating agencies’ opinions regarding an insurance company’s ability to meet policyholder obligations and are important to maintaining public confidence in our products and our competitive position. A downgrade of our ratings or those of Equitable Financial, Equitable America or Holdings could adversely affect our business, results of operations or financial condition by, among other things, reducing new sales of our products, increasing surrenders and withdrawals from our existing contracts, possibly requiring us to reduce prices or take other actions for many of our products and services to remain competitive, or adversely affecting our ability to obtain reinsurance or obtain reasonable pricing on reinsurance. A downgrade in our ratings may also adversely affect our ability to hedge our risks, our cost of raising capital or limit our access to capital.
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
We are also at risk that key distribution partners may merge or change their business models in ways that affect how our products are sold, either in response to changing business priorities or as a result of shifts in regulatory supervision or potential changes in state and federal laws and regulations regarding standards of conduct applicable to third-party distributors when providing investment advice to retail and other customers. Our key distribution relationships may also be adversely impacted by regulatory changes that increase the costs associated with marketing or restrict the ability of distribution partners to receive sales and promotion related charges.
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
AB’s competitive environment has become increasingly difficult, as active managers, which invest based on individual security selection, have, on average, consistently underperformed passive services, which invest based on market indices. While this trend reversed in the most recent period, as active performance relative to benchmarks improved, overall, in this environment, organic growth through positive net inflows is difficult to achieve for active managers, such as AB, and requires taking market share from other active managers. The significant shift from active services to passive services adversely affects Bernstein Research Services revenues as well. Institutional global market trading volumes continue to be pressured by persistent active equity outflows and passive equity inflows. As a result, portfolio turnover has declined, and investors hold fewer shares that are actively traded by managers.
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
Electronic, or “low-touch,” trading represents a significant percentage of buy-side trading activity and typically produces transaction fees that are significantly lower than the price of traditional full service fee rates. As a result, blended pricing throughout our industry is lower now than it was historically, and price declines may continue. In addition, fee rates we charge and charged by other brokers for brokerage services have historically experienced price pressure, and we expect these trends to continue. Also, while increases in transaction volume and market share often can offset decreases in rates, this may not continue. In addition, the failure or inability of any of AB’s broker-dealer’s significant counterparties to perform could expose AB to substantial expenditures and adversely affect its revenues. For example, SCB LLC, as a member of clearing and settlement organizations, would be required to settle open trades of any non-performing counterparty. This exposes AB to the mark-to-market adjustment on the trades between trade date and settlement date, which could be significant, especially during periods of severe market volatility. Also, AB’s ability to access liquidity in such situations may be limited by what its funding relationships are able to offer us at such times. Finally, extensive changes proposed by the SEC to the equity market structure, including Regulation Best Execution, the proposed Order Competition Rule and proposed changes to Regulation
NMS to establish, among other things, minimum pricing increments and require disclosures by larger broker-dealers and specified trading platforms, if adopted as proposed, could substantially increase the cost of conducting AB’s buy-side and broker-dealer operations and, possibly, adversely impact trade execution quality.
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
In accordance with applicable regulatory requirements, contractual obligations or client direction, AB employs procedures for the pricing and valuation of securities and other positions held in client accounts or for company investments. AB has established a valuation committee and sub-committees, which oversee a consistent framework of pricing controls and valuation processes for the firm and each of its advisory affiliates. If market quotations for a security are not readily available, the valuation committee determines a fair value for the security.
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
Changes in the treatment of AB Holding and ABLP as partnerships for tax purposes would have significant tax ramifications.
Having elected under Section 7704(g) of the Internal Revenue Code of 1986, as amended to be subject to a 3.5% federal tax on partnership gross income from the active conduct of a trade or business, AB Holding is a publicly traded partnership (“PTP”) for federal income tax purposes. In order to preserve AB Holding’s status as a PTP for federal income tax purposes, management seeks to ensure that AB Holding does not directly or indirectly (through ABLP) enter into a substantial new line of business. A “new line of business” includes any business that is not closely related to AB’s historical business of providing research and diversified investment management and related services to its clients. A new line of business is “substantial” when a partnership derives more than 15% of its gross income from, or directly uses more than 15% of its total assets (by value) in, the new line of business.
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
Legal and Regulatory Risks
We are heavily regulated.
We are heavily regulated, and regulators continue to increase their oversight over financial services companies. The adoption of new laws, regulations or standards and changes in the interpretation or enforcement of existing laws, regulations or standards have directly affected, and will continue to affect, our business, including making our efforts to comply more expensive and time-consuming. For additional information on regulatory developments and the risks we face, including the Dodd-Frank Act, the use of “big data” and artificial intelligence technologies, and model laws and regulations developed by the NAIC and NASAA, see “Business—Regulation”.
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
In addition, regulators have proposed, imposed and may continue to impose new requirements or issue new guidance aimed at addressing or mitigating climate change-related risks and further regulating the industries in which we operate. For example, the SEC has proposed amendments to Rule 22e-4 under the Investment Company Act, which was itself only recently implemented, that would impose substantial new costs on top of those recently spent by us to comply with the rule. Other SEC proposals relating to registered funds, such as proposed amendments to Rule 22c-1 of the Investment Company Act, would require adoption of “swing pricing” and a “hard close” by all open-end funds other than money market funds, which could substantially increase the operating costs associated with our funds and potentially adversely impact the appeal of the products to certain investors. These emerging regulatory initiatives could result in increased compliance cost to our businesses and changes to our corporate governance and risk management practices.
Recently, the DOL issued a proposed regulation that would re-define which individuals and entities act as “fiduciaries” when such individuals and entities provide investment advice to ERISA plans and IRAs. The DOL simultaneously issued proposed amendments to existing prohibited transaction exemptions that apply to the provision of investment advice to ERISA plans and IRAs. If finalized in their proposed form, this new definition and these amended exemptions will likely impose additional regulatory burdens on our business as it relates to the sale of insurance products and related provision of investment advice to ERISA plans and IRAs.

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
Uncertainty surrounding potential legal, regulatory and policy changes, as well as the potential for general market volatility, because of the upcoming presidential election in the United States.
We face regulatory and tax uncertainties because of a possible change in the current presidential administration due to the upcoming election in 2024. The nature, timing and economic effects of any potential change to the current legal and regulatory framework affecting our insurance subsidiaries or the products they offer remains highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and have an adverse impact on our business, financial condition, results of operations and growth prospects.
Legal proceedings and regulatory actions.
A number of lawsuits and regulatory inquiries have been filed or commenced against us and other financial services companies in the jurisdictions in which we do business. Some of these matters have resulted in the award of substantial fines and judgments, including material amounts of punitive damages, or in substantial settlements. We face a significant risk of, and from time to time we are involved in, such actions and proceedings, including class action lawsuits. The frequency of large damage awards, including large punitive damage awards and regulatory fines that bear little or no relation to actual economic damages incurred, continues to create the potential for an unpredictable judgment in any given matter. In addition, investigations or examinations by federal and state regulators and other governmental and self-regulatory agencies could result in legal proceedings (including securities class actions and stockholder derivative litigation), adverse publicity, sanctions, fines and other costs. A substantial legal liability or a significant federal, state or other regulatory action against us, as well as regulatory inquiries or investigations, may divert management’s time and attention, could create adverse publicity and harm our reputation, result in material fines or penalties, result in significant expense, including legal and settlement costs, and otherwise have a material adverse effect on our business, results of operations or financial condition. For information regarding legal proceedings and regulatory actions pending against us, see Note 19 of the Notes to the Consolidated Financial Statements.
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

Part I, Item 1B.
UNRESOLVED STAFF COMMENTS
None.

Part I, Item 1C.
CYBERSECURITY
Overview of Our Cybersecurity Risk Management
Equitable’s cybersecurity program (the “Program”) is based on, and leverages industry-leading frameworks, including the National Institute of Standards and Technology Framework Cyber Security Framework (“NIST CSF”). The NIST CSF provides standards, guidelines and best practices on managing cybersecurity risk, as well as the organization, improvement and assessment of the Program. Equitable’s Chief Information Security Officer (“CISO”), who reports to its Chief Information Officer, manages the Program through an information security team organized into five functional areas (as outlined below), the CISO establishes and monitors compliance with our internal controls using published standards, cybersecurity software and similar tools, and control assurance reviews. These five areas also work closely with our information technology team to provide expertise and guidance to help manage risks and controls related to cybersecurity.
The information security team’s five functional areas consist of:
•Information Security Governance, Risk and Strategic Program Management – this includes cybersecurity policy lifecycle and regulatory change management, enterprise and role-based security awareness and training programs (including phishing campaigns), cyber risk management, strategy and program management and communications and reporting.
•Information Security Compliance – this includes cybersecurity assurance reviews, acting as a liaison for cybersecurity-related regulatory reviews and audits (both internal and external), support for third-party vendor security reviews, and IT financial controls oversight.
•Security Operations and Intelligence – this includes security operations center management, cyber incident lifecycle management, threat intelligence monitoring, vulnerability management and tabletop exercises.
•Identity and Access Management – this includes identity governance and administration, access recertification, and management of multi-factor authentication processes and password vaults.
•Security Architecture and Engineering – this includes establishing cybersecurity-related technical standards and baselines, reviews of any proposed exceptions to those standards, participating in architectural and software review processes and providing security engineering services for cybersecurity tools/solutions as well as with IT network and infrastructure teams.
Equitable continues to prioritize the security of its technology and sensitive data through investments in cybersecurity detection and prevention technologies as well as employee communications and training. Equitable recently launched a cyber-incident readiness program, and regularly conducts cyber exercises and readiness assessments, penetration testing and independent control reviews to validate and protect the confidentiality, integrity and availability of our information systems. Equitable also conducts annual security awareness training and periodic phishing simulation exercises to train employees to recognize and report phishing attacks, as well as other supplemental training organized by the information security team.
Equitable also regularly engages external consultants to develop or refresh target operating models, roadmaps, and new technologies and solutions for managing key cybersecurity risks. These engagements provide an external view that incorporates solutions to address evolving technologies and threats, and also aids with strategic alignment of vendors to achieve cyber risk reduction goals in a cost-effective manner. External consultants also perform penetration testing, advise on cyber incident response preparedness, conduct tabletop exercises, support security operations center activities, and perform third-party vendor cyber risk reviews.
The Program uses a risk-based approach to requiring Equitable’s third-party service providers to maintain security controls designed to ensure the integrity, confidentiality, and availability of the providers’ systems and the confidential and sensitive information that the provider maintains and processes on Equitable’s behalf. A third-party service provider risk team performs cybersecurity assessments on third-party service providers with support from information security compliance to evaluate the provider’s controls based on the level of risk that the provider’s services or solutions may present to Equitable. Relevant provisions of service provider contracts require providers to implement enhanced or heightened levels of controls, as applicable. This assessment is a part of Equitable’s overall corporate sourcing and procurement management process, and the corporate sourcing and procurement team separately tracks and reports any exceptions or compliance action plans to the same executive management-level committees to which the CISO provides cybersecurity risk updates, as discussed more fully below.
Equitable also maintains an Operational Resilience program managed by the enterprise risk management function that aims to protect its people, customers, and brand by sustaining critical services at defined levels while responding to expected and unexpected disruptions and adapting to changes in its operating environment. The Operational Resilience program includes a consultative process to identify critical resources across the organization to prioritize for recovery during a crisis such as business processes, applications, staffing, hardware/software and recovery timeframes. Under that program, both critical and non-critical applications are required to have a documented application recovery plan, and all business units are required to have a documented business continuity plan. Each of these plans is required to be certified annually and is tested periodically, with test results tracked and documented for distribution to designated management teams.
During the fiscal year of this Report, Equitable has not identified risks from cybersecurity threats that have materially affected or are reasonably anticipated to materially affect the organization. Nevertheless, it recognizes that cybersecurity threats are ongoing and evolving, and we continue to remain vigilant. For more information on our cybersecurity risks, see “Risk Factors—Risks Relating to Our Operations—Failure to protect the confidentiality of customer information or proprietary business information” and “Risk Factors—Risks Relating to Our Operations—Failure” to protect the confidentiality, integrity, or availability of customer information or proprietary business information.
Governance of Cybersecurity Risk Management
The Program — overseen by the CISO, who has over 20 years of experience in cybersecurity roles, holds over 10 cyber-related industry certifications, is a Series 99 FINRA licensed Operations Professional, and has a Bachelor of Science degree in Computer Systems & Networking as well as a Master’s degree in business administration — is integrated into Equitable’s overall Enterprise Risk Management (ERM) program to identify, evaluate and manage risks, which is managed by Equitable’s risk management area and overseen by its Chief Risk Officer, who reports directly to its Chief Executive Officer. Under the ERM program, cybersecurity risks are evaluated alongside and consistent with the evaluation of other business risks, with the information security team providing subject matter expertise with respect to the identification, assessment, and tracking of cybersecurity risks pursuant to guidelines established as part of the ERM program. Various cross-functional committees within Equitable also meet on a regular basis to review risks, mitigation plans and projects that impact Equitable’s information technology systems. In addition, Equitable’s Program is assessed on at least an annual basis by its internal audit function, including an assessment of control effectiveness related to designated risk scenarios.
The information security team also works with other areas of Equitable, including enterprise risk management, data privacy, compliance, internal audit, and fraud to coordinate and align (i) risk management processes (e.g., identification, assessment, and management), and (ii) reporting to senior management, the Board of Directors and certain committees thereof. More specifically, the information security team uses its subject matter expertise to tailor the risk assessment process for evaluation of cybersecurity risks while enterprise risk management establishes overall corporate risk policy and risk tolerance levels. In addition, a cross-functional team which includes members of the above-referenced areas routinely monitors threat intelligence feeds and evaluates emerging threats. Key risks are escalated and reported to executive management and the Board or committees thereof, via (i) an established cadence of at least quarterly cybersecurity updates, (ii) an incident response plan with respect to risks related to cybersecurity incidents meeting a defined threshold, and (iii) ad hoc meetings between the CISO and executive management and/or Board members as necessary.
The CISO provides regular updates regarding the Program and cybersecurity risks to Equitable’s Information Risk and Data Protection committee, comprised of members of executive management, and also provides quarterly updates to the Audit Committee of Equitable’s Board of Directors, which oversees cybersecurity risk. In addition to receiving quarterly updates from the CISO, the Audit Committee receives reports on cybersecurity risks from our internal audit function, and also periodically receives reports from an external cybersecurity advisor. The Board receives quarterly reports from the Audit Committee, and also receives at least annual updates on the Program and cybersecurity risks from the CISO.The CISO also meets on an individual basis at least quarterly, or more frequently as needed, with members of executive management with cybersecurity oversight responsibility, and has the authority to escalate disagreements with management regarding cybersecurity risks and management of such risks directly to the Board of Directors.

Periodic updates regarding the Operational Resilience program are provided by Equitable’s Chief Risk Officer or a designee to its Audit Risk and Compliance Committee, comprised of members of executive management, as well as the Information Risk and Data Protection Committee and the Audit Committee.
Under Holdings’s service agreement with Equitable Financial, Equitable Financial provides personnel services, employee benefits, facilities, supplies and equipment to Holdings to conduct its business. Included in these services are the cybersecurity monitoring and oversight procedures described herein.
The information contained herein does not apply to Holdings’s subsidiary, AllianceBernstein (AB), which has its own information systems and cybersecurity program to address cybersecurity risks associated with those systems. That program includes reporting of cybersecurity incidents impacting AB’s information systems to our CISO if they meet a defined threshold. For additional information regarding AB’s cybersecurity program, see Part I, Item 1C of AB’s Annual Report on Form 10-K for the year ended December 31, 2023.
Part I, Item 2.
PROPERTIES
Our principal executive offices are located at 1345 Avenue of the Americas, New York, NY pursuant to a lease that will expire in 2039. We also have significant office space leases in Syracuse, NY, where our lease that was scheduled to expire in 2023 was amended to extend the term for a portion of the space through 2028 and in Charlotte, NC, where we occupy space under a lease that expires in 2028. Our lease of premises in Jersey City, NJ expired as of September 30, 2023.
AB’s principal executive offices at 501 Commerce Street, Nashville, TN are occupied pursuant to a 15-year lease that commenced during the fourth quarter of 2020. In addition, AB leases office space at 1345 Avenue of the Americas, New York, NY pursuant to a lease expiring in 2024 that will be replaced by a 20-year lease agreement in New York, NY at 66 Hudson Boulevard that is expected to commence in 2024. AB also leases space in San Antonio, TX under a lease expiring in 2029. Additionally, AB leases space in Pune, India under a lease expiring in 2033.
Part I, Item 3.
LEGAL PROCEEDINGS
For information regarding certain legal proceedings pending against us, see Note 19 of the Notes to the Consolidated Financial Statements. See “Risk Factors—Legal and Regulatory Risks—Legal proceedings and regulatory actions.”
Part I, Item 4.
MINE SAFETY DISCLOSURES
Not Applicable.

Part II, Item 5.
MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General
Our common stock, par value $0.01 per share, began trading on the NYSE under the symbol “EQH” on May 10, 2018. As of January 29, 2024, there were two shareholders of record, which differs from the number of beneficial owners of our common stock.
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
Purchases of Equity Securities by the Issuer
The following table summarizes Holdings’ repurchases of its common stock during the three months ended December 31, 2023.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Program (1)
Month #1 (October 1-31)	3,482,922	$26.99	3,482,922	$312,109,581
Month #2 (November 1-30)	2,366,497	$27.89	2,366,497	$246,109,942
Month #3 (December 1-31)	2,439,714	$33.08	2,439,714	$157,610,157
Total	8,289,133	$29.04	8,289,133	$157,610,157
_____________
(1)See Note 22 of the Notes to the Consolidated Financial Statements for the Share Repurchase program.
Holdings may choose to suspend or discontinue the repurchase program at any time. The repurchase program does not obligate Holdings to purchase any particular number of shares. During the three months ended December 31, 2023, the Company repurchased approximately 8 million shares of its common stock, at a total cost of approximately $241 million. The repurchased common stock was recorded as treasury stock in the consolidated balance sheets.
Stock Performance Graph
Effective January 18, 2024, the S&P Dow Jones Indices added Holdings to the S&P MidCap 400 Index. We believe this index consists of a more appropriate peer group and our inclusion will increase our visibility and exposure to a broader investor base. Where Holdings previously used the S&P 500 index for benchmarking purposes, going forward, it will use the Standard & Poor’s 400 indices as shown in the graph and table below, which present Holdings’ cumulative total shareholder return relative to the performance of: (1) the S&P MidCap 400 Index; (2) the S&P MidCap 400 Insurance Industry Index; (3) the S&P MidCap 400 Financials Index; and (4) the S&P 500, respectively, for the year ended December 31, 2023, commencing May 14, 2018 (our initial day of “regular-way” trading on the NYSE).
All values assume a $100 initial investment in the Holdings’ common stock on the NYSE and data for each of the S&P MidCap 400 Index, the S&P MidCap 400 Insurance Industry Index, the S&P MidCap 400 Financials Index and the S&P 500 assume all dividends were reinvested on the date paid. The points on the graph and the values in the table represent quarter-end values based on the last trading day of each quarter. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Cumulative Total Return
Based upon an initial investment of $100 on May 14, 2018
Equitable Holdings, Inc.
S&P 400
S&P 400 Financials
S&P 400 Insurance
S&P 500
$200
$180
$160
$140
$120
$100
$80
$60
Index Value
May 14, 2018
Dec 31, 2018
Dec 31, 2019
Dec 31, 2020
Dec 31, 2021
Dec 31, 2022
Dec 31, 2023
Period Ending

	May 14, 2018	Dec 31, 2018	Dec 31, 2019	Dec 31, 2020	Dec 31, 2021	Dec 31, 2022	Dec 31, 2023
Equitable Holdings, Inc.	$100.00	$78.71	$120.53	$127.79	$169.33	$151.10	$179.74
S&P 400	$100.00	$86.86	$109.59	$124.55	$155.36	$135.01	$157.13
S&P 400 Financials	$100.00	$80.92	$102.19	$100.47	$133.57	$128.93	$139.30
S&P 400 Insurance	$100.00	$97.61	$123.50	$114.11	$139.02	$151.58	$176.30
S&P 500	$100.00	$93.08	$122.39	$144.74	$183.22	$152.62	$192.52

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
We manage our business through six segments: Individual Retirement, Group Retirement, Investment Management and Research, Protection Solutions, Wealth Management and Legacy. We report certain activities and items that are not included in these segments in Corporate and Other. See Note 21 of the Notes to the Consolidated Financial Statements for further information on our segments.
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

One of the most significant changes as result of the LDTI implementation are the MRBs. The following table presents the balances and changes to the balances for the market risk benefits for the GMxB benefits on deferred variable annuities:

	Year Ended December 31, 2023
	Individual Retirement	Legacy
	GMxB Core	GMxB Legacy	Purchased MRB	Net Legacy
	(in millions)
Balance, beginning of year	$530	$14,699	$(10,415)	$4,284
Balance BOP before changes in the instrument specific credit risk	529	15,314	(10,358)	4,956
Model changes and effect of changes in cash flow assumptions	20	(11)	(33)	(44)
Actual market movement effect (1)	(481)	(1,847)	986	(861)
Interest accrual	73	770	(555)	215
Attributed fees accrued (2)	407	843	(284)	559
Benefit payments	(47)	(1,354)	768	(586)
Actual policyholder behavior different from expected behavior (3)	23	(14)	(41)	(55)
Changes in future economic assumptions (4)	(203)	(673)	130	(543)
Issuances	1	—	—	—
Balance EOP before changes in the instrument-specific credit risk	322	13,028	(9,387)	3,641
Changes in the instrument-specific credit risk	268	390	(33)	357
Balance, end of year	$590	$13,418	$(9,420)	$3,998

____________
(1)    The effect of actual market movement in equity is materially offset by hedging gains/losses, which are not shown in the table above.
(2)    Attributed fees accrued represents the portion of the fees set aside to fund future GMxB claims. For our Core business, the $407 million attributed fees set aside is less than the explicit GMxB Rider fees we actually collect from policyholders. For our Core business, the net riders fees (rider fees charged minus attributed fees) reported in our policy charges and fee income is $78 million. This means that the GMxB rider fees we charge more than cover the future claims and hedging costs associated with the GMxB riders. For our Legacy business, the attributed fees of $843 million set aside to fund future GMxB claims is more than the rider fees actually collected from policyholders. This is because the product was not sufficiently priced for the claims we now expect. This required us to attribute a portion of the base contract fees, in addition to the rider fees, to reserve for the rider claims. Net rider fees (rider fees charged minus attributed fees), net of reinsurance, for Legacy business reported in the policy charges and fee income are a loss of $275 million, and are more than covered by base contract fees.
(3)    Actual policyholder behavior different from expected behavior measures the effectiveness of our modeling of policyholder behavior. Put differently, it measures the difference between our expectations about how our MRB rider reserves would change in response to policyholder behavior, and how our MRB rider reserves actually changed in response to policyholder behavior. For our Core business, the MRB rider reserve was $23 million higher than we expected after accounting for actual policyholder behavior. The unfavorable impact of this actual policyholder behavior was more than covered by the excess rider fees noted above. For our Legacy business, the impact on our GAAP earnings from policyholder behavior, net of reinsurance, was a net gain of $55 million.
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
Financial and Economic Environment
A wide variety of factors continue to impact global financial and economic conditions. These factors include, among others, uncertainty regarding the federal debt limit, volatility in the capital markets, equity market declines, plateauing or decreasing economic growth, high fuel and energy costs, changes in fiscal or monetary policy and geopolitical tensions. The Russian invasion of the Ukraine and Hamas’s attack on Israel, and the ensuing conflicts and the sanctions and other measures imposed in response to these conflicts significantly increased the level of volatility in the financial markets and have increased the level of economic and political uncertainty.

Stressed conditions, volatility and disruptions in the capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio. In addition, our insurance liabilities and derivatives are sensitive to changing market factors, including equity market performance and interest rates, which continued to rise in 2023 but are expected to fall in 2024 based on statements of members of the Board of Governors of the Federal Reserve System. An increase in market volatility could continue to affect our business, including through effects on the yields we earn on invested assets, changes in required reserves and capital and fluctuations in the value of our AUM, AV or AUA from which we derive our fee income. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation and levels of global trade.
The potential for increased volatility could pressure sales and reduce demand for our products as consumers consider purchasing alternative products to meet their objectives. In addition, this environment could make it difficult to consistently develop products that are attractive to customers. Financial performance can be adversely affected by market volatility and equity market declines as fees driven by AV and AUM fluctuate, hedging costs increase and revenues decline due to reduced sales and increased outflows. However, US equity markets registered strong gains in the final quarter of 2023, buoyed by slowing inflation data and expectations that the Federal Reserve Board has finished its rate hiking cycle and will move towards cuts in 2024.
We will continue to monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, annuitization rates and lapse and surrender rates, which change in response to changes in capital market conditions, to ensure that our products and solutions remain attractive and profitable. For additional information on our sensitivity to interest rates and capital market prices, see “Risk Factors—Risks Relating to Conditions in the Financial Markets and Economy” and “Quantitative and Qualitative Disclosures About Market Risk.”
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
Net Income Volatility
We have offered and continue to offer variable annuity products with GMxB features. The future claims exposure on these features is sensitive to movements in the equity markets and interest rates. Accordingly, we have implemented hedging and reinsurance programs designed to mitigate the economic exposure to us from these features due to equity market and interest rate movements. We are using a combination of General Account assets and derivatives to manage duration gap on an economic basis. The changes in the values of the derivatives associated with these programs due to equity and interest rate movements, together with the GMxB MRBs assets and liabilities, are recognized in net income in the periods in which they occur, while the General Account asset gains and losses are recorded in OCI resulting in an offset between OCI and net income. In addition, we conduct macro hedging to protect our statutory capital which could also cause net income volatility as further described below. Net income is also impacted by changes in our reinsurers credit spread, while changes in the Company’s credit spread is recorded in OCI. See “—Significant Factors Impacting Our Results—Impact of Hedging and GMIB Reinsurance on Results.”
In addition to our dynamic hedging strategy, we have static hedge positions designed to mitigate the adverse impact of changing market conditions on our statutory capital. We believe this program will continue to preserve the economic value of our variable annuity contracts and better protect our target variable annuity asset level. However, these static hedge positions increase the size of our derivative positions and may result in additional net income volatility on a period-over-period basis.
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
•Variable annuity hedging programs. We use a dynamic hedging program (within this program, generally, we reevaluate our economic exposure at least daily and rebalance our hedge positions accordingly) to mitigate certain risks associated with the GMxB features that are embedded in our liabilities for our variable annuity products. This program utilizes various derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in GMxB features’ exposures attributable to movements in the equity markets and interest rates. Although this program is designed to provide a measure of economic protection against the impact of adverse market conditions, it does not qualify for hedge accounting treatment. Accordingly, changes in value of the derivatives will be recognized in the period in which they occur with offsetting changes in reserves recognized in the current period. In addition, we utilize AFS fixed maturity securities in our General Account to mitigate the economic impact of unfavorable changes in GMxB features’ exposures attributable to movements in interest rates. However, the economic effect of interest rate changes on such securities is reflected in OCI, which results in net income volatility as the economic effect of interest rates on our GMxB MRB liabilities is reflected in net income.

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
•GMxB reinsurance contracts. Historically, GMxB reinsurance contracts were used to cede to non-affiliated reinsurers a portion of our exposure to variable annuity products that offer GMxB features. We account for the reinsurance contracts as MRBs and report them at fair value. In addition, on June 1, 2021, we ceded legacy variable annuity policies sold by Equitable Financial between 2006-2008 (the “Block”), comprised of non-New York “Accumulator” policies containing fixed rate GMIB and/or GMDB guarantees.
Effect of Assumption Updates on Operating Results
During the third quarter of each year, we conduct our annual review of the assumptions underlying the valuation of DAC, deferred sales inducement assets, unearned revenue liabilities, liabilities for future policyholder benefits and market risk benefits for our Individual Retirement, Group Retirement, Protection Solutions, and Legacy segments (assumption reviews are not relevant for the Investment Management and Research and Wealth Management segments). Assumptions are based on a combination of Company experience, industry experience, management actions and expert judgement and reflect our best estimate as of the date of the applicable financial statements.
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
For further details of our accounting policies and related judgments pertaining to assumption updates, see Note 2 of the Notes to the Consolidated Financial Statements.
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
Impact of Assumption Updates and Model Changes on Income from Continuing Operations before income taxes and Net income (loss)
The table below presents the impact of our actuarial assumption update to our income (loss) from continuing operations, before income taxes and net income (loss).

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Impact of assumption update on Net income (loss):
Variable annuity product features related assumption update	$44	$(205)	$445
Assumption updates for other business	(49)	(1)	(45)
Impact of assumption updates on Income (loss) from continuing operations, before income tax	(5)	(206)	400
Income tax benefit on assumption update	1	43	(84)
Net income (loss) impact of assumption update	$(4)	$(163)	$316

2023 Assumption Updates
The impact of the economic assumption update during 2023 was a decrease of $5 million to income (loss) from continuing operations, before income taxes and a decrease to net income (loss) of $4 million.
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
2022 Assumption Updates
The impact of the economic assumption update during 2022 was a decrease of $206 million to income (loss) from continuing operations, before income taxes and a decrease to net income (loss) of $163 million.
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
2021 Assumption Updates
The impact of the economic assumption update during 2021 was an increase of $400 million to income (loss) from continuing operations, before income taxes and an increase to net income (loss) of $316 million. As part of this annual update, the reference interest rate utilized in our GAAP fair value calculations was updated from the LIBOR swap curve to the US Treasury curve due to the impending cessation of LIBOR and our GAAP fair value liability risk margins. There were no other significant change to the process used to calculate the MRB balances.
The net impact of this assumption update on income (loss) from continuing operations, before income taxes of $400 million consisted of an increase in remeasurement of liability for future policy benefits of $33 million, an increase in policyholders’ benefits of $11 million, a decrease in change in market risk benefits and purchased market risk benefits of $446 million, an increase in interest credited to policyholder’s account balances of $1 million and a decrease in the amortization of DAC of $1 million.
Model Changes
There were no material model changes during 2023, 2022 and 2021.
Impact of Assumption Updates and Model Changes on Pre-tax Non-GAAP Operating Earnings Adjustments
The table below presents the impact on pre-tax Non-GAAP Operating Earnings of our actuarial assumption updates by segment and Corporate and Other.

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Impact of assumption updates by segment:
Individual Retirement	$1	$(1)	$(37)
Group Retirement	—	—	1
Protection Solutions	11	(4)	(6)
Legacy	3	—	—
Impact of assumption updates on Corporate and Other	—	3	(6)
Total impact on pre-tax Non-GAAP Operating Earnings	$15	$(2)	$(48)
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
2021 Assumption Updates
The impact of our 2021 annual review on Non-GAAP Operating Earnings was unfavorable by $48 million before taking into consideration the tax impacts or $38 million after tax. For Individual Retirement segment, the impacts primarily reflect updated mortality on our older payout business. For Group Retirement segment, the impacts reflect updated economic assumptions. The annual update for Protection Solutions segment reflects favorable economic conditions and surrenders primarily on the VUL line. This, in turn, creates future profits and lowers the accrual on our PFBL reserve.
The net impact of assumption changes on Non-GAAP Operating Earnings increased remeasurement of liability for future policy benefits by $33 million, increased Policyholders’ benefits by $11 million, increased interest credited by to policyholder’s account balances by $1 million and increased Amortization of DAC by $1 million. Non-GAAP Operating Earnings excludes items related to Variable annuity product features, such as changes in the market risk benefits and purchased market risk benefits.
Productivity
As part of our continuing efforts to drive productivity improvements, in May 2023, we began a new program expected to achieve $150 million of run-rate expense savings by 2027, of which $38 million has been achieved as of December 31, 2023. We expect to achieve these savings by optimizing our real estate footprint at both Equitable and AB in addition to other initiatives to improve operational efficiency.
As previously announced, we entered into a 15-year lease agreement in New York, NY at 1345 Avenue of the Americas which commenced in 2023 and will reduce rental expense beginning in 2024. We also realized expense efficiencies in office space leases as follows: in Syracuse, NY, we occupy space under a lease that was scheduled to expire in 2023, but which was amended to extend a portion of the space through 2028 at a lower total cost; and in Jersey City, NJ, we occupied space under a lease that expired in 2023 and was not extended or replaced.
As previously announced in 2018, AB established its corporate headquarters in Nashville, Tennessee at 501 Commerce Street and began the process of transitioning Finance, IT, Operations, Legal, Compliance, Internal Audit, Human Capital, and Sales and Marketing functions. As of December 31, 2023, 1,048 employees were located in Nashville. AB will continue to operate a principal location in New York City, which houses Portfolio Management, Sell-side Research and Trading, and New York-based Wealth Management Private Wealth businesses. Beginning in 2025, once this transition period has been completed, AB expects to realize an estimated $75 million of annual savings from a combination of lower occupancy and compensation expenses.

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
In the third quarter 2023, the Company updated its operating earnings measure to exclude the impact of the annual actuarial assumption update attributable to LFPB as the majority of the earnings volatility attributable to these assumption updates relate to the Company’s Legacy and non-business segment products and as such do not represent the Company’s ongoing revenue generating activities or future business strategy, and impede comparability of operating results period over period. Operating earnings were favorably impacted by this change in the amount of $61 million for the year ended December 31, 2023. The presentation of operating earnings in prior periods was not revised to reflect this modification because the impact to those periods was immaterial.

Also, in the fourth quarter of 2023, the Company updated its operating earnings measure to exclude the impact of realized amounts related to equity classified instruments. The recognition of the realized capital gains and losses from investments in current net investment income is generally considered distortive and not reflective of the ongoing core business activities of the segments. Operating earnings were favorably impacted in the amount of $8 million for the year ended December 31, 2023. The presentation of operating earnings in prior periods was not revised to reflect this modification. The impact to operating earnings would have been $36 million favorable for the year ended December 31, 2022 and $50 million unfavorable for the year ended December 31, 2021.
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
The table below presents a reconciliation of net income (loss) attributable to Holdings to Non-GAAP Operating Earnings:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Net income (loss) attributable to Holdings	$1,302	$2,153	$1,755
Adjustments related to:
Variable annuity product features (5)	607	(2,193)	1,115
Investment (gains) losses	713	945	(867)
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	39	82	120
Other adjustments (1) (2) (3)	351	605	628
Income tax expense (benefit) related to above adjustments	(359)	118	(208)
Non-recurring tax items (4)	(959)	16	12
Non-GAAP Operating Earnings	$1,694	$1,726	$2,555
___________
(1)Includes separation costs of $82 million for the year ended December 31, 2021. Separation costs were completed during 2021.
(2)Includes Non-GMxB related derivative hedge losses of $26 million, ($34) million and $65 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(3)Includes certain gross legal expenses related to the cost of insurance litigation and claims related to a commercial relationship of $144 million, $218 million and $207 million for the year ended December 31, 2023, 2022 and 2021, respectively. Includes policyholder benefit costs of $75 million for the year ended December 31, 2022. Includes the impact of annual actuarial assumptions updates related to LFPB of $61 million for the year ended December 31, 2023. Prior period impact was immaterial and was not revised.
(4)Non-recurring tax items reflect primarily the effect of uncertain tax positions for a given audit period. For the twelve months ended December 31, 2023 includes tax valuation allowance decrease of $1 billion.
(5)Includes the impact of favorable assumption updates of $40 million for the year ended December 31, 2023. Includes the impact of unfavorable assumption updates of $204 million for the year ended December 31, 2022.
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
The following table presents return on average equity attributable to Holdings’ common shareholders, excluding AOCI and Non-GAAP Operating ROE for the year ended December 31, 2023.

Year Ended December 31, 2023
(in millions)
Net income (loss) available to Holdings’ common shareholders	$1,222
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$9,147
Return on average equity attributable to Holdings’ common shareholders, excluding AOCI	13.4%

Non-GAAP Operating Earnings available to Holdings’ common shareholders	$1,614
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$9,147
Non-GAAP Operating ROE	17.6%

Non-GAAP Operating Common EPS
Non-GAAP operating common EPS is calculated by dividing Non-GAAP Operating Earnings by diluted common shares outstanding. The following table sets forth Non-GAAP operating common EPS:

	Year Ended December 31,
	2023	2022	2021
	(per share amounts)
Net income (loss) attributable to Holdings	$3.70	$5.67	$4.17
Less: Preferred stock dividends	0.22	0.21	0.19
Net income (loss) available to Holdings’ common shareholders	3.48	5.46	3.98
Adjustments related to:
Variable annuity product features (5)	1.73	(5.77)	2.65
Investment (gains) losses	2.03	2.49	(2.06)
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	0.11	0.22	0.29
Other adjustments (1) (2) (3)	0.99	1.58	1.48
Income tax expense (benefit) related to above adjustments	(1.02)	0.31	(0.49)
Non-recurring tax items (4)	(2.73)	0.04	0.03
Non-GAAP Operating Earnings	$4.59	$4.33	$5.88
______________
(1)Includes separation costs of $0.20 for the year ended December 31, 2021. Separation costs were completed during 2021.
(2)Includes Non-GMxB related derivative hedge losses of $0.07, $(0.09) and $0.14 for the years ended December 31, 2023, 2022 and 2021, respectively.
(3)Includes certain gross legal expenses related to the COI litigation and claims related to a commercial relationship of $0.41, $0.57 and $0.50 for the years ended December 31, 2023, 2022 and 2021, respectively. Includes policyholder benefit costs of $0.20 for the year ended December 31, 2022 stemming from a deal to repurchase UL policies from one entity that had invested in numerous policies purchased in the life settlement market.
(4)Non-recurring tax items reflect primarily the effect of uncertain tax positions for a given audit period. The twelve months ended December 31, 2023 includes tax valuation allowance decrease of $2.84 per common share.
(5)Includes the impact of favorable assumption updates of $0.11 for the year ended December 31, 2023. Includes the impact of unfavorable assumption updates of $0.54 for the year ended December 31, 2022.
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
Our average economic interest in AB was approximately 61%, 64% and 65% for the years ended December 31, 2023, 2022 and 2021 respectively. The slight decrease was due to the issuance of AB Units relating to AB’s 100% acquisition of CarVal Investments L.P. (“CarVal”). On July 1, 2022, AB issued 3.2 million AB Units (with a fair value of $133 million) with the remaining 12.1 million AB units (with a fair value of $456 million) issued on November 1, 2022. AB also recorded a contingent consideration payable of $229 million (to be paid predominantly in AB Units) based on CarVal achieving certain performance objectives over a six-year period ending December 31, 2027.
Consolidated Results of Operations
The following table summarizes our consolidated statements of income (loss):
Consolidated Statements of Income (Loss)

	Year Ended December 31,
	2023	2022	2021
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$2,380	$2,454	$2,768
Premiums	1,104	994	960
Net derivative gains (losses)	(2,397)	907	(7,149)
Net investment income (loss)	4,320	3,315	3,846
Investment gains (losses), net:
Credit losses on available-for-sale debt securities and loans	(220)	(314)	2
Other investment gains (losses), net	(493)	(631)	866
Total investment gains (losses), net	(713)	(945)	868
Investment management and service fees	4,820	4,891	5,395
Other income	1,014	1,028	926
Total revenues	10,528	12,644	7,614

	Year Ended December 31,
	2023	2022	2021
	(in millions, except per share data)
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	2,754	2,716	2,788
Remeasurement of liability for future policy benefits	75	66	13
Change in market risk benefits and purchased market risk benefits	(1,807)	(1,280)	(5,943)
Interest credited to policyholders’ account balances	2,083	1,410	1,219
Compensation and benefits	2,328	2,201	2,363
Commissions and distribution-related payments	1,590	1,567	1,662
Interest expense	228	201	244
Amortization of deferred policy acquisition costs	641	586	552
Other operating costs and expenses	1,898	2,185	2,107
Total benefits and other deductions	9,790	9,652	5,005
Income (loss) from continuing operations, before income taxes	738	2,992	2,609
Income tax (expense) benefit	905	(598)	(439)
Net income (loss)	1,643	2,394	2,170
Less: Net income (loss) attributable to the noncontrolling interest	341	241	415
Net income (loss) attributable to Holdings	1,302	2,153	1,755
Less: Preferred stock dividends	80	80	79
Net income (loss) available to Holdings’ common shareholders	$1,222	$2,073	$1,676

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$3.49	$5.49	$4.02
Diluted	$3.48	$5.46	$3.98
Weighted average common shares outstanding (in millions):
Basic	350.1	377.6	417.4
Diluted	351.6	379.9	421.2

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Non-GAAP Operating Earnings	$1,694	$1,726	$2,555

The following table summarizes our Non-GAAP Operating Earnings per common share:

	Year Ended December 31,
	2023	2022	2021

Non-GAAP Operating Earnings per common share:
Basic	$4.61	$4.36	$5.93
Diluted	$4.59	$4.33	$5.88

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
Net Income (Loss) Attributable to Holdings
Net income attributable to Holdings decreased by $851 million to a net income of $1.3 billion for the year ended December 31, 2023 from a net income of $2.2 billion for the year ended December 31, 2022. The following notable items were the primary drivers for the change in net income (loss):

Unfavorable items included:
•Net derivative losses increased by $3.3 billion mainly due to equity market appreciation during the year ended December 31, 2023 compared to equity market depreciation during 2022.
•Interest credited to policyholders’ account balances increased by $673 million mainly due to higher interest rates on funding agreements in Corporate and Other and growth of SCS account values in our Individual Retirement segment, partially offset by the impact of the Global Atlantic Transaction in our Group Retirement segment.
•Amortization of DAC increased by $55 million mainly due to growth in our Individual Retirement segment from sales momentum and an increased run-rate from model updates in the third quarter of 2023.
•Fee-type revenue decreased by $49 million mainly driven by lower recognition of deferred gain from the Venerable Transaction due to market movements in 2023, ceded assets from the Global Atlantic Transaction from our Group Retirement segment, partially offset by higher premiums due to growth in our Protections Solutions segment.
•Policyholders’ benefits increased by $38 million mainly due to growth in Employee Benefits in our Protection Solutions segment (offset by higher premiums in Fee-type revenue).
•Net income attributable to noncontrolling interest increased by $100 million mainly due to gains from AB’s consolidated VIEs and an increase in noncontrolling interest.
These were partially offset by the following favorable items:
•Net investment income increased by $1.0 billion mainly due to higher asset balances, higher investment yields, and higher income from seed capital investments, partially offset by lower alternative investment income.
•Change in market risk benefits and purchased market risk benefits decreased by $527 million mainly due to an increase in equity markets during 2023 compared to a decrease during 2022, partially offset by a lower increase in interest rates from 2023 compared to 2022.
•Investment losses decreased by $232 million mainly due to rebalancing in 2022 versus sales to reduce duration in 2023.
•Compensation, benefits, interest and other operating expenses decreased by $133 million mainly due to lower COI accrual, partially offset by an increase in pension costs resulting from the higher interest rate environment.
•Income tax expense decreased by $1.5 billion primarily due to a partial release of the valuation allowance of $1 billion on the deferred tax asset, and lower pre-tax income for the year ended December 31, 2023 compared to the year ended December 31, 2022.
See “—Significant Factors Impacting Our Results—Effect of Assumption Updates on Operating Results” for more information regarding assumption updates.
Non-GAAP Operating Earnings
Non-GAAP Operating Earnings decreased by $32 million to $1.7 billion for the year ended December 31, 2023 from $1.7 billion in the year ended December 31, 2022. The following notable items were the primary drivers for the change in Non-GAAP Operating Earnings:
Unfavorable items included:
•Interest credited to policyholders’ account balances increased by $673 million mainly due to higher interest rates on funding agreements in Corporate and Other and growth of SCS account values in our Individual Retirement segment, partially offset by the impact of the Global Atlantic Transaction in our Group Retirement segment.
•Policyholders’ benefits increased by $132 million mainly due to higher net mortality, growth in Employee Benefits in our Protection Solutions segment, and higher benefits from GMIB annuitizations in our Legacy segment (offset by higher premiums in fee-type revenue).
•Amortization of DAC increased by $55 million mainly due to growth in our Individual Retirement segment from sales momentum and an increased run-rate from model updates in the third quarter of 2023.
•Compensation, benefits, interest expense and other operating costs increased by $39 million mainly due to higher interest expense related to higher average outstanding borrowings and higher interest rates, higher incentive compensation and base compensation expense, primarily offset by lower general and administrative cost related to lower portfolio servicing and professional fees, in our Investment Management and Research segment.
•Net income attributable to the noncontrolling interest increased by $23 million mainly due to an increase in noncontrolling interest, partially offset by lower pre-tax earnings.
These were partially offset by the following favorable items:
•Net investment income increased by $746 million mainly due to higher assets, higher investment yields and higher income from seed capital investments, partially offset by lower alternative investment income.
•Fee-type revenue increased by $86 million mainly driven by higher interest income from sweep accounts in our Wealth Management segment and higher premiums due to growth in Employee Benefits in our Protection Solutions segment, partially offset by lower assets from the Global Atlantic Transaction in our Group Retirement segment.
•Remeasurement of liability for future policy benefits decreased by $70 million mainly due to favorable assumption updates and model changes in 2023 compared to 2022 and unfavorable experience in prior period in our legacy assumed life insurance business.
•Net derivative gains decreased by $37 million primarily due to higher losses from economically hedging seed capital investments in rising equity markets in our Investment Management and Research segment.
•Income tax expense decreased by $48 million mainly driven by lower pre-tax earnings and a lower effective tax rate in 2023.
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
Net Income Attributable to Holdings
For a discussion that compares results for the year ended December 31, 2022 to the year ended December 31, 2021 refer to the MD&A section in our Recast 2022 Annual Report.
Non-GAAP Operating Earnings
For a discussion that compares results for the year ended December 31, 2022 to the year ended December 31, 2021 refer to the MD&A section in our Recast 2022 Annual Report.
Results of Operations by Segment
We manage our business through the following six segments: Individual Retirement, Group Retirement, Investment Management and Research, Protection Solutions, Wealth Management and Legacy. We report certain activities and items that are not included in our six segments in Corporate and Other. The following section presents our discussion of operating earnings (loss) by segment and AUM, AV and Protection Solutions Reserves by segment, as applicable. Consistent with U.S. GAAP guidance for segment reporting, operating earnings (loss) is our U.S. GAAP measure of segment performance. See Note 21 of the Notes to the Consolidated Financial Statements for further information on our segments.
The following table summarizes operating earnings (loss) on our segments and Corporate and Other:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Operating earnings (loss) by segment:
Individual Retirement	$850	$762	$794
Group Retirement	399	446	579
Investment Management and Research	411	424	564
Protection Solutions	51	97	262
Wealth Management	159	101	58
Legacy	186	235	522
Corporate and Other	(362)	(339)	(224)
Non-GAAP Operating Earnings	$1,694	$1,726	$2,555

Effective Tax Rates by Segment
For 2023, 2022 and 2021 income tax expense was allocated to the Company’s business segments using a 16%, 17% and 16% ETR respectively, for our retirement and protection businesses (Individual Retirement, Group Retirement, Protection Solutions and Legacy), 24%, 26% and 30% ETR for Wealth Management and a 23%, 28% and 27% ETR for Investment Management and Research.
Individual Retirement
The Individual Retirement segment includes our variable annuity products which primarily meet the needs of individuals saving for retirement or seeking retirement income.
The following table summarizes operating earnings (loss) of our Individual Retirement segment:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Operating earnings (loss)	$850	$762	$794

Key components of operating earnings (loss) were:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
REVENUES
Policy charges, fee income and premiums	$660	$655	$726
Net investment income	1,643	1,056	863
Net derivative gains (losses)	(20)	(42)	(31)
Investment management, service fees and other income	360	359	431
Segment revenues	$2,643	$2,028	$1,989

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$82	$56	$67
Remeasurement of liability for future policy benefits	—	(3)	30
Interest credited to policyholders’ account balances	699	318	225
Commissions and distribution-related payments	261	235	233
Amortization of deferred policy acquisition costs	388	334	294
Compensation, benefits and other operating costs and expenses	193	165	191
Interest expense	1	—	—
Segment benefits and other deductions	$1,624	$1,105	$1,040

The following table summarizes AV for our Individual Retirement segment:

	December 31, 2023	December 31, 2022
	(in millions)
AV (1)
General Account	$52,062	$37,822
Separate Accounts	39,619	36,455
Total AV	$91,681	$74,277
_____________
(1)AV presented are net of reinsurance.

The following table summarizes a roll-forward of AV for our Individual Retirement segment:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Balance, beginning of period	$74,277	$82,629	$72,519
Gross premiums	14,245	11,488	10,991
Surrenders, withdrawals and benefits	(8,689)	(7,555)	(8,393)
Net flows	5,556	3,933	2,598
Investment performance, interest credited and policy charges	11,841	(12,285)	7,493
Other (1) (2)	7	—	19
Balance, end of period	$91,681	$74,277	$82,629
______________
(1)For the year ended December 31, 2023, amounts reflect a total special payment applied to the accounts of active clients during the three months ended March 31, 2023, as part of a previously disclosed settlement agreement between Equitable Financial and the SEC.
(2)For the year ended December 31, 2021, amounts reflect $(38) million transfer of policyholders account balances to future policyholder benefits and other policyholders liabilities related to structured settlement contracts and $57 million of AV transfer of a closed block of GMxB business from the Group Retirement Segment to the Individual Retirement Segment.
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022 for the Individual Retirement Segment
Operating earnings
Operating earnings increased $88 million to $850 million during the year ended December 31, 2023 from $762 million in the year ended December 31, 2022. The following notable items were the primary drivers of the change in operating earnings:
Favorable items included:
•Net investment income increased by $587 million mainly due to higher SCS asset balances and higher investment yields, partially offset by lower income from TIPS (offset in derivatives).
•Net derivative losses decreased by $22 million mainly due to lower losses from TIPS hedging (offset in net investment income).
These were partially offset by the following unfavorable items:
•Interest credited to policyholders’ account balances increased by $381 million mainly due to growth of SCS account values.
•Amortization of DAC increased by $54 million mainly due to growth in the business from sales momentum and an increased run-rate from model updates in the third quarter of 2023.
•Compensation, benefits, interest expense and other operating costs increased by $29 million mainly due to an increase in pension costs resulting from the higher interest rate environment.
•Commissions and distribution-related payments increased by $26 million mainly due to growth in the SCS business.
•Policyholders’ benefits increased by $26 million mainly due to higher annuitization activity in the non-GMxB block, which is offset by higher premiums.
•Income tax expense increased by $8 million partially driven by higher pre-tax earnings, partly offset by a lower effective tax rate for the year ended December 31, 2023.
Net Flows and AV
•The increase in AV of $17.4 billion in the year ended December 31, 2023 was driven by an increase in investments performance as a result of equity market appreciation of $11.8 billion in the year ended December 31, 2023, as well as net inflows of $5.6 billion.

•Net inflows of $5.6 billion were $1.6 billion higher than in the year ended December 31, 2022, mainly driven by higher sales in the year ended December 31, 2023 as compared to 2022.
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021 for the Individual Retirement Segment
Operating earnings
For a discussion that compares results for the year ended December 31, 2022 to the year ended December 31, 2021 refer to the MD&A section in our Recast 2022 Annual Report.
Net Flows and AV
For a discussion on net flows and AV comparative results for the year ended December 31, 2022 to the year ended December 31, 2021 refer to the MD&A section in our Recast 2022 Annual Report.
Group Retirement
The Group Retirement segment offers tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses.
The following table summarizes operating earnings (loss) of our Group Retirement segment:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Operating earnings (loss)	$399	$446	$579
Key components of operating earnings (loss) are:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
REVENUES
Policy charges, fee income and premiums	$268	$318	$371
Net investment income	497	624	752
Net derivative gains (losses)	(1)	(30)	(20)
Investment management, service fees and other income	257	246	268
Segment revenues	$1,021	$1,158	$1,371

BENEFITS AND OTHER DEDUCTIONS
Interest credited to policyholders’ account balances	215	281	303
Commissions and distribution-related payments	155	154	149
Amortization of deferred policy acquisition costs	59	59	64
Compensation, benefits and other operating costs and expenses	113	123	163
Interest expense	—	1	—
Segment benefits and other deductions	$542	$618	$679

The following table summarizes AV and AUA for our Group Retirement segment:

	December 31, 2023	December 31, 2022
	(in millions)
AV and AUA
General Account	$8,963	$9,175
Separate Accounts and Mutual Funds	27,507	22,830
Total AV and AUA (2)	$36,470	$32,005
____________
(1)    AV presented are net of reinsurance.
The following table summarizes a roll-forward of AV and AUA for our Group Retirement segment:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Balance, beginning of period	$32,005	$47,809	$42,756
Gross Premiums	3,806	4,448	3,839
Surrenders, withdrawals and benefits	(4,062)	(3,814)	(4,016)
Net flows (1) (3)	(256)	634	(177)
Investment performance, interest credited and policy charges (1) (3)	4,694	(7,075)	5,287
Ceded to Global Atlantic (4)	—	(9,363)	—
Other (2) (5)	27	—	(57)
Balance, end of period	$36,470	$32,005	$47,809
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
(3)For the year ended December 31, 2023 and 2022, net outflows of $848 million and $179 million and investment performance, interest credited and policy charges of $1.2 billion and $(422) million, respectively, are excluded as these amounts are related to ceded AV to Global Atlantic.
(4)Effective October 3, 2022, AV excludes activity related to ceded AV to Global Atlantic Transaction. In addition, roll-forward reflects the AV ceded pursuant to the Global Atlantic Transaction as of the transaction date.
(5)For the year ended December 31, 2023, amounts reflect a total special payment applied to the accounts of active clients as part of a previously disclosed settlement agreement between Equitable Financial and the SEC.
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022 for the Group Retirement Segment
Operating earnings
Operating earnings decreased by $47 million to $399 million during the year ended December 31, 2023 from $446 million during the year ended December 31, 2022. The following notable items were the primary drivers of the change in operating earnings:
Unfavorable items included:
•Net investment income decreased by $127 million due to lower alternative investment income, lower income from TIPS partially offset in derivatives and lower assets from the Global Atlantic Transaction, partially offset by higher investment yields.
•Fee-type revenue decreased by $39 million primarily due to lower assets from the Global Atlantic Transaction, partially offset by higher equity market performance.

These were partially offset by the following favorable items:
•Interest credited to policyholders’ account balances decreased by $66 million mainly due to the portion of policies ceded from the Global Atlantic Transaction.
•Net derivative losses decreased by $29 million due to lower losses from TIPS hedging (offset in net investment income).
•Compensation, benefits, interest expense and other operating costs decreased by $11 million mainly due to expense efficiencies and sub-advisory expense ceded as part of the Global Atlantic Transaction, offset in revenue.
•Income tax expense decreased by $14 million driven by lower pre-tax earnings and a lower effective tax rate in 2023.
Net Flows and AV
•The increase in AV of $4.5 billion in the year ended December 31, 2023 was driven by equity market appreciation slightly offset by net outflows of $256 million.
•Net outflows of $256 million for the year ended December 31, 2023 decreased $890 million compared to the year ended December 31, 2022, driven by a large lump sum premium in our institutional market in 2022 and higher surrender activity in 2023, partially offset by our reinsurance benefit from the portion of policies ceded as part of the Global Atlantic Transaction.
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021 for the Group Retirement Segment
Operating earnings
For a discussion that compares results for the year ended December 31, 2022 to the year ended December 31, 2021 refer to the MD&A section in our Recast 2022 Annual Report.
Net Flows and AV
For a discussion on net flows and AV comparative results for the year ended December 31, 2022 to the year ended December 31, 2021 refer to the MD&A section in our Recast 2022 Annual Report.
Investment Management and Research
The Investment Management and Research segment provides diversified investment management, research and related services to a broad range of clients around the world. Operating earnings (loss), net of tax, presented here represents our average economic interest in AB of approximately 61%, 64% and 65% during the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Operating earnings (loss)	$411	$424	$564

Key components of operating earnings (loss) were:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
REVENUES
Net investment income (loss)	$18	$(43)	$13
Net derivative gains (losses)	(16)	41	(13)
Investment management, service fees and other income	4,115	4,107	4,430
Segment revenues	$4,117	$4,105	$4,430

	Year Ended December 31,
	2023	2022	2021
	(in millions)
BENEFITS AND OTHER DEDUCTIONS
Commissions and distribution related payments	$610	$630	$708
Compensation, benefits and other operating costs and expenses	2,567	2,519	2,507
Interest expense	54	18	5
Segment benefits and other deductions	$3,231	$3,167	$3,220

Changes in AUM in the Investment Management and Research segment were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in billions)
Balance, beginning of period	$646.4	$778.6	$685.9
Long-term flows
Sales/new accounts	101.5	115.6	150.0
Redemptions/terminations	(88.2)	(95.4)	(103.8)
Cash flow/unreinvested dividends	(20.3)	(23.8)	(20.1)
Net long-term (outflows) inflows (2)	(7.0)	(3.6)	26.1
Adjustments (1)	—	(0.4)	—
Acquisition (3)	—	12.2	—
Market appreciation (depreciation)	85.8	(140.4)	66.6
Net change	78.8	(132.2)	92.7
Balance, end of period	$725.2	$646.4	$778.6
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
Average AUM in the Investment Management and Research segment for the periods presented by distribution channel and investment services were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in billions)
Distribution Channel:
Institutions	$304.6	$308.4	$325.7
Retail	262.0	267.8	291.0
Private Wealth	113.7	110.3	114.1
Total	$680.3	$686.5	$730.8

Investment Service:
Equity Actively Managed	$231.5	$239.7	$252.2
Equity Passively Managed (1)	57.7	60.4	68.7
Fixed Income Actively Managed – Taxable	198.3	210.0	253.1
Fixed Income Actively Managed – Tax-exempt	56.0	54.1	53.8
Fixed Income Passively Managed (1)	9.7	11.5	9.6
Alternatives/Multi-Asset Solutions (2)	127.1	110.8	93.4
Total	$680.3	$686.5	$730.8
____________
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity of fixed income services.
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022 for the Investment Management and Research Segment
Operating earnings
Operating earnings decreased $13 million to $411 million during the year ended December 31, 2023 from $424 million in the year ended December 31, 2022. The following notable items were the primary drivers of the change in operating earnings:
Unfavorable items included:
•Compensation, benefits, interest expense and other operating costs increased by $84 million mainly due to higher interest expense related to higher average outstanding borrowings and higher interest rates, higher incentive compensation and base compensation expense, primarily offset by lower general and administrative costs related to lower portfolio servicing fees and professional fees.
•Net derivative gains decreased by $57 million mainly due to lower income from economically hedging the seed capital investments (partially offset by net investment income).
These were offset by the following favorable items:
•Net investment income increased by $61 million mainly due to higher income from seed capital investments (partially offset by net derivative losses).
•Commissions and distribution-related payments decreased by $20 million mainly due to lower payments to financial intermediaries for the distribution of AB mutual funds.
•Fee-type revenue increased by $8 million primarily due to higher other income from higher net interest earned on customer margin balances, higher advisory base fees driven by a slight shift in product mix to alternatives offset by lower average AUM, all which were partially offset by lower Bernstein Research Services driven by lower global customer trading activity due to prevailing macro-economic environment.
•Income tax expense decreased by $36 million primarily due to a lower effective tax rate due to a release of the valuation allowance and lower pre-tax earnings for 2023 compared to 2022.

Long-Term Net Flows and AUM
•Total AUM as of December 31, 2023 was $725.2 billion, up $78.8 billion, or 12.2%, compared to December 31, 2022. The increase is a result of market appreciation of $85.8 billion, partially offset by net outflows of $7.0 billion. Market appreciation of $85.8 billion attributed to Retail of $40.3 billion, Institutions of $31.5 billion and Private Wealth of $14.0 billion. Institutions net outflows of $11.8 billion were partially offset by Private Wealth and Retail net inflows of $3.7 billion and $1.1 billion, respectively.
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021 for the Investment Management and Research Segment
Operating earnings
For a discussion that compares results for the year ended December 31, 2022 to the year ended December 31, 2021 refer to the MD&A section in our Recast 2022 Annual Report.
Net Flows and AUM
For a discussion that compares results for the year ended December 31, 2022 to the year ended December 31, 2021 refer to the MD&A section in our Recast 2022 Annual Report.
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
The following table summarizes operating earnings (loss) of our Protection Solutions segment:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Operating earnings (loss)	$51	$97	$262

Key components of operating earnings (loss) were:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
REVENUES
Policy charges, fee income and premiums	$2,104	$2,018	$1,951
Net investment income	952	981	1,102
Net derivative gains (losses)	(16)	(20)	(20)
Investment management, service fees and other income	140	141	146
Segment revenues	$3,180	$3,120	$3,179

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$1,975	$1,896	$1,881
Remeasurement of liability for future policy benefits	18	47	(33)
Interest credited to policyholders’ account balances	520	511	516
Commissions and distribution related payments	158	142	131
Amortization of deferred policy acquisition costs	120	117	116
Compensation, benefits and other operating costs and expenses	323	289	255
Interest expense	5	1	—
Segment benefits and other deductions	$3,119	$3,003	$2,866
The following table summarizes Protection Solutions Reserves for our Protection Solutions segment:

	December 31, 2023	December 31, 2022
	(in millions)
Protection Solutions Reserves (1)
General Account	$18,184	$18,208
Separate Accounts	16,337	13,634
Total Protection Solutions Reserves	$34,521	$31,842
_______________
(1)Does not include Protection Solutions Reserves for our employee benefits business as it is a scaling business and therefore has immaterial in-force policies.
The following table presents our in-force face amounts for our individual life insurance products:

	December 31, 2023	December 31, 2022
	(in billions)
In-force face amount by product: (1)
Universal Life (2)	$40.9	$43.1
Indexed Universal Life	26.9	27.5
Variable Universal Life (3)	136.9	133.4
Term	206.5	211.9
Whole Life	1.1	1.1
Total in-force face amount	$412.3	$417.0
_______________
(1)Includes individual life insurance and does not include employee benefits as it is a scaling business and therefore has immaterial in-force policies.
(2)UL includes GUL.
(3)VUL includes VL and COLI.

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022 for the Protection Solutions Segment
Operating earnings (loss)
Operating earnings decreased $46 million to $51 million during the year ended December 31, 2023 from $97 million in the year ended December 31, 2022. The following notable items were the primary drivers of the change in the operating loss:
Unfavorable items included:
•Policyholders’ benefits increased by $79 million mainly due to higher net mortality and growth in Employee Benefits (partially offset in fee-type revenue).
•Compensation, benefits, interest expense and other operating costs increased by $38 million mainly due to higher pension and other benefit costs.
•Net investment income decreased by $29 million mainly due to lower average assets and lower alternative investment income, partially offset by higher investment yields.
•Commissions and distribution-related payments increased by $16 million mainly due to growth in Life and Employee Benefits.
•Interest credited to policyholders’ account balances increased by $9 million mainly due to higher interest rates.
These were partially offset by the following favorable items:
•Fee-type revenue increased by $85 million mainly driven by higher premiums due to growth in Employee Benefits (offset in policyholders’ benefits) and Life.
•Remeasurement of liability for future policy benefits decreased by $29 million mainly due to elevated claims in 2022 compared to 2023.
•Net derivative losses decreased by $4 million mainly due to lower losses from TIPS hedging (offset in net investment income).
•Income tax expense decreased by $10 million primarily due to lower pre-tax earnings.
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021 for the Protection Solutions Segment
For a discussion that compares results for the year ended December 31, 2022 to the year ended December 31, 2021 refer to the MD&A section in our Recast 2022 Annual Report.
Wealth Management
The Wealth Management segment is an emerging leader in the wealth management space with a differentiated advice value proposition that offers discretionary and non-discretionary investment advisory accounts, financial planning and advice, life insurance, and annuity products. In 2023, we began reporting this business separately from our other segments and Corporate and Other.
The following table summarizes operating earnings (loss) of our Wealth Management segment:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Operating earnings (loss)	$159	$101	$58

Key components of operating earnings (loss) were:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
REVENUES
Net investment income	$13	$2	$—
Investment management, service fees and other income	1,538	1,444	1,437
Segment revenues	$1,551	$1,446	$1,437

BENEFITS AND OTHER DEDUCTIONS
Commissions and distribution-related payments	$968	$940	$946
Compensation, benefits and other operating costs and expenses	373	370	408
Segment benefits and other deductions	$1,341	$1,310	$1,354
The following table summarizes revenue by activity type for our Wealth Management segment:

	Year Ended December 31,
	2023	2022
	(in millions)
Revenue by Activity Type
Investment management, service fees and other income:
Investment management and advisory fees	$542	$519
Distribution fees	931	894
Interest income	50	15
Service and other income	15	17
Total Investment management, service fees and other income	$1,538	$1,444
The following table summarizes a roll-forward of AUA for our Wealth Management segment:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Total Wealth Management Assets
Advisory assets:
Beginning, beginning of period	$45,544	$50,575	$39,146
Advisory Net Flows	2,978	3,513	6,471
Advisory Market appreciation (depreciation) and other	6,550	(8,544)	4,958
Advisory ending assets	$55,072	$45,544	$50,575

Brokerage and direct assets	$31,975	$26,862	$32,219

Balance, end of period	$87,047	$72,406	$82,794
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022 for the Wealth Management Segment
Operating earnings
Operating earnings increased $58 million to $159 million during the year ended December 31, 2023 compared to $101 million in the year ended December 31, 2022. The following were notable changes:

Favorable items included:
•Investment management, service fees and other income increased by $94 million mainly due to higher interest income from sweep accounts combined with increased distribution fees and advisory fees type revenue from higher retirement sales and average asset balances.
•Net investment income increased by $11 million mainly due to higher interest rates.
These were partially offset by the following unfavorable items:
•Commissions and distribution-related payments increased by $28 million mainly due to higher distribution and advisory fee-type revenue from higher retirement sales and average asset balances
•Income tax expense increased by $16 million primarily due to higher pre-tax earnings.
Net Flows and AUA
•The increase in AUA of $14.6 billion in the year ended December 31, 2023 was driven by equity market appreciation of $9.1 billion and net flows of $5.5 billion.
•Advisory net flows were lower in 2023 with mix shift to brokerage .
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021 for the Wealth Management Segment
Operating earnings
For a discussion that compares results for the year ended December 31, 2022 to the year ended December 31, 2021 refer to the MD&A section in our Recast 2022 Annual Report.
Net Flows and AUA
For a discussion on net flows and AUA comparative results for the year ended December 31, 2022 to the year ended December 31, 2021 refer to the MD&A section in our Recast 2022 Annual Report.
Legacy
The Legacy segment consists of our capital intensive fixed-rate GMxB business written prior to 2011.
The following table summarizes operating earnings (loss) of our Legacy segment:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Operating earnings (loss)	$186	$235	$522

Key components of operating earnings (loss) were:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
REVENUES
Policy charges, fee income and premiums	$155	$139	$335
Net investment income	238	252	424
Investment management, service fees and other income	408	428	470
Segment revenues	$801	$819	$1,229

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$217	$167	$175
Remeasurement of liability for future policy benefits	(2)	—	9
Interest credited to policyholders’ account balances	45	49	53
Commissions and distribution-related payments	172	187	230
Amortization of deferred policy acquisition costs	63	65	66
Compensation, benefits and other operating costs and expenses	83	65	72
Interest expense	—	1	—
Segment benefits and other deductions	$578	$534	$605

The following table summarizes AV for our Legacy segment:

	December 31, 2023	December 31, 2022
	(in millions)
AV (1)
General Account	$849	$925
Separate Accounts	21,316	20,557
Total AV	$22,165	$21,482
_______________
(1)AV presented are net of reinsurance.
The following table summarizes a roll-forward of AV for our Legacy segment:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Balance, beginning of period	$21,482	$29,275	$44,869
Gross Premiums	267	259	258
Surrenders, withdrawals and benefits	(2,556)	(2,491)	(3,750)
Net flows (1)	(2,289)	(2,232)	(3,492)
Investment performance, interest credited and policy charges	2,972	(5,561)	4,825
Ceded to Venerable (2)	—	—	(16,927)
Balance, end of period	$22,165	$21,482	$29,275
_____________
(1)For the years ended December 31, 2023, 2022 and 2021, net flows of $(1.1) billion, $(312) million and $(830) million and investment performance, interest credited and policy charges of $1.6 billion, $689 million and $589 million, respectively, are excluded as these amounts are related to ceded AV to Venerable.

(2)Effective June 1, 2021, AV excludes activity related to ceded AV to Venerable. In addition, roll-forward reflects the AV ceded to Venerable as of the transaction date. For additional information on the Venerable Transaction see Note 1 of the Notes to Consolidated Financial Statements.
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022 for the Legacy Segment
Operating earnings
Operating earnings decreased $49 million to $186 million during the three months ended December 31, 2023 from $235 million in the year ended December 31, 2022. The following notable items were the primary drivers of the change in operating earnings:
Unfavorable items included:
•Policyholders’ benefits increased by $50 million mainly due to higher benefits from GMIB annuitizations, (partially offset by higher premiums in fee-type revenue).
•Compensation, benefits, interest expense and other operating costs increased by $17 million mainly due to a one-time favorable legal reserve release in 2022.
•Net investment income decreased by $14 million mainly due to lower alternative investment income, partially offset by higher investment yields
These were partially offset by the following favorable items:
•Commissions and distribution-related payments decreased by $15 million mainly due to lower asset-based commissions from lower average account values.
•Income tax expense decreased by $13 million primarily due to lower pre-tax earnings.
Net Flows and AV
•The increase in AV of $683 million in the year ended December 31, 2023 was driven by equity market appreciation, partially offset by net outflows of $2.3 billion.
•Net outflows of $2.3 billion were consistent with the year ended December 31, 2022.
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021 for the Legacy Segment
Operating earnings
For a discussion that compares results for the year ended December 31, 2022 to the year ended December 31, 2021 refer to the MD&A section in our Recast 2022 Annual Report.
Net Flows and AV
For a discussion on net flows and AV comparative results for the year ended December 31, 2022 to the year ended December 31, 2021 refer to the MD&A section in our Recast 2022 Annual Report.

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
The following table summarizes operating earnings (loss) of Corporate and Other:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Operating earnings (loss)	$(362)	$(339)	$(224)
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

	Year Ended December 31,
	2023		2022		2021
	Yield	Amount (2)	Yield	Amount (2)	Yield	Amount (2)
	(Dollars in millions)
Fixed Maturities:
Income (loss)	4.17%	$3,103	3.57%	$2,619	3.40%	$2,429
Ending assets		73,526		72,255		72,545
Mortgages:
Income (loss)	4.65%	806	3.92%	587	4.08%	547
Ending assets		18,171		16,481		14,033
Other Equity Investments: (1)
Income (loss)	3.88%	135	5.21%	171	20.45%	534
Ending assets		3,433		3,433		2,901
Policy Loans:
Income (loss)	5.30%	216	5.35%	215	5.01%	203
Ending assets		4,158		4,033		4,024
Cash and Short-term Investments: (3)
Income (loss)	(2.51)%	(81)	(1.44)%	(24)	(0.13)%	(2)
Ending assets		4,718		1,419		1,662
Funding agreements:
Interest expense and other		(425)		(156)		(56)
Ending assets (liabilities)		(7,616)		(8,501)		(6,647)
Total Invested Assets:
Income (loss)	3.98%	3,754	3.79%	3,412	4.28%	3,655
Ending Assets		96,390		89,120		88,518
Short Duration Fixed Maturities:
Income (loss)	4.14%	3	3.62%	5	4.48%	78
Ending assets		16		87		142
Total:
Investment income (loss)	3.98%	3,757	3.79%	3,417	4.28%	3,733
Less: investment fees (4)	(0.18)%	(166)	(0.15)%	(138)	(0.14)%	(118)
Investment Income, Net	3.80%	3,591	3.63%	3,279	4.15%	3,615
Ending Net Assets		$96,406		$89,207		$88,660
_____________
(1)Includes, as of December 31, 2023, December 31, 2022 and December 31, 2021 respectively, $361 million, $400 million and $319 million of other invested assets. Amounts for certain consolidated VIE investments are shown net of associated non-controlling interest.
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
(4)Fixed maturities yield excludes out of period income adjustment .
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
AFS Fixed Maturities by Industry
The following table sets forth these fixed maturities by industry category along with their associated gross unrealized gains and losses:

AFS Fixed Maturities by Industry (1)

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total (%)
	(Dollars in millions)
As of December 31, 2023
Corporate Securities:
Finance	$13,181	$2	$49	$1,209	$12,019	18%
Manufacturing	11,333	1	60	1,330	10,062	15%
Utilities	6,838	1	44	826	6,055	9%
Services	8,242	—	79	917	7,404	11%
Energy	3,758	—	26	447	3,337	5%
Retail and wholesale	3,253	—	30	306	2,977	4%
Transportation	2,493	—	22	290	2,225	3%
Other	190	—	9	13	186	—%
Total corporate securities	49,288	4	319	5,338	44,265	65%
U.S. government	5,735	—	2	1,106	4,631	7%
Residential mortgage-backed (2)	2,470	—	18	133	2,355	4%
Preferred stock	56	—	3	—	59	—%
State & political	614	—	9	74	549	1%
Foreign governments	719	—	3	111	611	1%
Commercial mortgage-backed	3,595	—	2	515	3,082	5%
Asset-backed securities (3)	11,049	—	52	110	10,991	17%
Total	$73,526	$4	$408	$7,387	$66,543	100%

As of December 31, 2022
Corporate Securities:
Finance	$13,537	$—	$9	$1,682	$11,864	19%
Manufacturing	11,797	2	14	1,793	10,016	16%
Utilities	6,808	—	14	1,063	5,759	9%
Services	8,299	22	16	1,236	7,057	11%
Energy	3,740	—	11	574	3,177	5%
Retail and wholesale	3,394	—	14	433	2,975	5%
Transportation	2,277	—	8	367	1,918	3%
Other	124	—	3	15	112	—%
Total corporate securities	49,976	24	89	7,163	42,878	68%
U.S. government	7,054	—	1	1,218	5,837	10%
Residential mortgage-backed (2)	908	—	1	87	822	1%
Preferred stock	41	—	2	—	43	—%
State & political	609	—	7	89	527	1%
Foreign governments	985	—	2	151	836	1%
Commercial mortgage-backed	3,823	—	—	588	3,235	5%
Asset-backed securities (3)	8,859	—	4	373	8,490	14%
Total	$72,255	$24	$106	$9,669	$62,668	100%
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
The following table sets forth the General Account’s fixed maturities portfolio by NAIC rating:
AFS Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
As of December 31, 2023
1................................	Aaa, Aa, A	$47,694	$—	$217	$4,660	$43,251
2................................	Baa	23,476	—	179	2,635	21,020
	Investment grade	71,170	—	396	7,295	64,271
3................................	Ba	1,292	2	5	60	1,235
4................................	B	927	—	5	23	909
5................................	Caa	134	2	2	8	126
6................................	Ca, C	3	—	—	1	2
	Below investment grade	2,356	4	12	92	2,272
Total Fixed Maturities		$73,526	$4	$408	$7,387	$66,543

As of December 31, 2022:
1................................	Aaa, Aa, A	$44,612	$—	$56	$5,652	$39,016
2................................	Baa	24,843	—	47	3,804	21,086
	Investment grade	69,455	—	103	9,456	60,102
3................................	Ba	1,565	2	1	130	1,434
4................................	B	1,161	20	1	75	1,067
5................................	Caa	64	2	1	7	56
6................................	Ca, C	10	—	—	1	9
	Below investment grade	2,800	24	3	213	2,566
Total Fixed Maturities		$72,255	$24	$106	$9,669	$62,668

Mortgage Loans
The mortgage portfolio primarily consists of commercial, agricultural, and residential mortgage loans. The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The commercial mortgage loan portfolio is backed by high quality properties located in primary markets typically owned by experienced institutional investors with a demonstrated ability to manage their assets through business cycles. Our commercial loan portfolio is monitored on an ongoing basis, assigning credit quality ratings for each loan, with the particular emphasis on loans that are scheduled to mature in the next 12 to 24 months. Scheduled maturities for full year 2024, are $1.3 billion, 8% of the commercial mortgage portfolio. The commercial mortgage portfolio consists of 87% fixed rate loans and 13% floating rate loans. For floating rate loans, the borrower is typically required to purchase an interest rate cap to the scheduled maturity of the loan to protect against rising rates.

Commercial mortgage loans are evaluated annually to determine a current LTV ratio. Property financial statements, current rent roll, lease maturities, tenant creditworthiness, property physical inspections, and forecasted leasing market strength are used to develop projected cash flows. A discounted cash flow methodology which incorporates market data is used to determine property values. The average LTV ratio at origination provided by a certified appraisal firm was 53%. The average LTV ratio was 64% and 62% at December 31, 2023 and December 31, 2022, respectively, which reflects the most recent opinion of value on the underlying collateral.
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
The tables below show the breakdown of the amortized cost of the General Account’s investments in mortgage loans by geographic region and property type:
Mortgage Loans by Region and Property Type

	December 31, 2023		December 31, 2022
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
By Region:
U.S. Regions:
Pacific	$5,004	27%	$4,903	30%
Middle Atlantic	3,678	20	3,529	21
South Atlantic	2,809	15	2,059	12
East North Central	1,102	6	1,087	7
Mountain	1,557	8	1,368	8
West North Central	828	5	826	5
West South Central	1,336	7	1,111	7
New England	865	5	859	5
East South Central	527	3	475	3
Total U.S.	17,706	96	16,217	98
Other Regions:
Europe	744	4	393	2
Total Other	744	4	393	2
Total Mortgage Loans	$18,450	100%	$16,610	100%

By Property Type:
Office	$4,756	26%	$4,749	29%
Multifamily	6,500	34	5,657	33
Agricultural loans	2,545	14	2,590	16
Retail	305	2	327	2
Industrial	2,366	13	2,125	13
Hospitality	595	3	427	3
Residential	298	2	—	—
Other	1,085	6	735	4
Total Mortgage Loans	$18,450	100%	$16,610	100%

Other Equity Assets
The following table includes information related to our alternative investments in certain other equity investments and consolidated VIEs, including private equity funds, real estate funds and other alternative investments. These investments are typically structured as limited partnerships or LLCs and are reported to us on a lag of one month and three months for hedge funds and private equity funds, respectively.
At December 31, 2023 and December 31, 2022, the fair value of alternative investments was $2.7 billion and $3.1 billion respectively. Alternative investments were 2.5% and 3.1% of cash and invested assets at December 31, 2023 and December 31, 2022, respectively.
Alternative Investments (1)

	December 31, 2023		December 31, 2022
	Fair Value	%	Fair Value	%
	(in millions)
Private Equity	$1,455	53%	$1,638	53%
Private Debt	161	6%	148	5%
Infrastructure	208	8%	207	7%
Real Estate	603	22%	523	16%
Hedge Funds	57	2%	58	2%
Other (2)	264	9%	510	17%
Total (3)	$2,748	100%	$3,084	100%
_____________
(1)Reported in Other Equity Investments in the consolidated balance sheets.
(2)Includes CLO equity, co-investments and investments in other strategies. CLO equity investments are consolidated and assets are reported in Fixed Maturities, at fair value using the fair value option in the consolidated balance sheets.
(3)Includes $0.5 billion and $0.5 billion of non-General Account assets as of December 31, 2023 and December 31, 2022, respectively.
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
Sources and Uses of Liquidity
The Company has sufficient cash flows from operations to satisfy liquidity requirements in 2024.
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

Sources and Uses of Holding Company Highly Liquid Assets
The following table sets forth Holdings’ principal sources and uses of highly liquid assets:

	Year Ended December 31,
	2023	2022
	(in millions)
Highly Liquid Assets, beginning of period	$1,992	$1,742
Dividends from subsidiaries	2,442	1,801
Issuance of loans to affiliates	—	—
Capital contribution from parent company	—	—
Capital contributions to subsidiaries	(1,142)	(225)
M&A Activity	—	—
Total Business Capital Activity	1,300	1,576

Purchase of treasury shares	(919)	(849)
Shareholder dividends paid	(301)	(294)
Total Share Repurchases, Dividends and Acquisition Activity	(1,220)	(1,143)
Issuance of preferred stock	—	—
Preferred stock dividend	(80)	(80)
Total Preferred Stock Activity	(80)	(80)

Issuance of long-term debt	500	—
Repayment of long-term debt	(520)	—
Total External Debt Activity	(20)	—

Proceeds from loans from affiliates	—	—
Net decrease (increase) in existing facilities to affiliates (1)	90	(235)
Total Affiliated Debt Activity	90	(235)

Interest paid on external debt and P-Caps	(212)	(209)
Others, net	148	341
Total Other Activity	(64)	132

Net increase (decrease) in highly liquid assets	6	250
Highly Liquid Assets, end of period	$1,998	$1,992
_______________
(1)     Represents net activity of draws and repayments of existing credit facilities between Holdings and affiliates.
Capital Contribution to Our Subsidiaries
During the year ended December 31, 2023, Holdings made cash capital contributions of $1.1 billion to Equitable America to support the Reinsurance Treaty. This transaction moved approximately 50% of the account value from Equitable Financial to Equitable America. This capital contribution enabled the Company to move capital to match the liabilities moved and maintain an RBC ratio above 400%. During the year ended December 31, 2023, Holdings made cash capital contributions of $92 million to EQ AZ Life Re.
Loans from Our Subsidiaries
There were no new loans from our subsidiaries during the year ended December 31, 2023.

Cash Distributions from Our Non-Insurance Subsidiaries
During the year ended December 31, 2023, Holdings received cash distributions of $386 million from AB and $198 million from the investment management contracts with EFIM and EIM. We also received cash distributions of $110 million from Equitable Advisors.
Distributions from Insurance Subsidiaries
Our insurance companies are subject to limitations on the payment of dividends and other transfers of funds to Holdings and other affiliates under applicable insurance law and regulation. Also, more generally, the ability of our insurance subsidiaries to pay dividends can be affected by market conditions and other factors beyond our control.
Equitable's primary insurance regulators are the NYDFS and the state of Arizona. Under New York’s insurance laws, which are applicable to Equitable Financial, a domestic stock life insurer may not pay an Ordinary Dividend exceeding an amount calculated based on a statutory formula without prior approval of the NYDFS. Extraordinary Dividends require the insurer to file a notice of its intent to declare the dividends with the NYDFS and obtain prior approval or non-disapproval from the NYDFS. Similarly, under Arizona Insurance Law, which is applicable to Equitable America, a domestic life insurer may not pay a dividend to its shareholders that exceeds an amount calculated based on a statutory formula without prior approval of the Arizona Superintendent.
In 2023, Holdings received a cash dividend distribution from Equitable Financial of $1.7 billion. Of this amount, $1.1 billion was contributed to Equitable America as part of an internal Reinsurance Treaty that moved 50% of the in-force account value from Equitable Financial to Equitable America. This capital contribution enabled the Company to support the transferred liabilities and maintain an RBC ratio above 400%. The remaining $600 million was paid as a cash dividend from Equitable Financial to Holdings in July 2023.
In 2024, Equitable America has Ordinary Dividend capacity of approximately $440 million. Based on the NYDFS formula, Equitable Financial has no Ordinary Dividend capacity in 2024.
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
As of December 31, 2023, Holdings and its non-insurance company subsidiaries hold approximately 170.1 million AB Units, 4.1 million AB Holding Units and the 1% General Partnership interest in ABLP.
As of December 31, 2023, the ownership structure of ABLP, including AB Units outstanding as well as the general partner’s 1% interest, was as follows:

Owner	Percentage Ownership
EQH and its subsidiaries	59.8%
AB Holding	39.5%
Unaffiliated holders	0.7%
Total	100.0%
Including both the general partnership and limited partnership interests in AB Holding and ABLP, Holdings and its subsidiaries had an approximate 61% economic interest in AB as of December 31, 2023.
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
On December 15, 2023, the Company added a $75 million commitment from TD Bank to the Credit Facility, raising the facility amount to $1.6 billion. Additionally, the Company entered in a letter of credit facility with MUFG Bank on January 23, 2024, in a face amount of $200 million to replace a $150 million facility with HSBC expiring on February 16, 2024.
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
The Credit Facility and LOC Facilities contain certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries and the dollar amount of secured indebtedness that may be incurred by us, which could restrict our operations and use of funds. The right to borrow funds under the Credit Facility and LOC Facilities is subject to the fulfillment of certain conditions, including compliance with all covenants, and the ability to borrow thereunder is also subject to the continued ability of the lenders that are or will be parties to the facilities to provide funds. As of December 31, 2023, we were in compliance with these covenants.
Contingent Funding Arrangements
For information regarding activity pertaining to our contingent funding arrangements and other off-balance sheet commitments, see “Commitments and Contingent Liabilities” in Note 19 of the Notes to the Consolidated Financial Statements in this Form 10-K.
Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock
For information pertaining to our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock see Note 22 of the Notes to the Consolidated Financial Statements.
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
For information regarding activity pertaining to common and preferred dividends declared and paid, see Note 22 of the Notes to the Consolidated Financial Statements.
Share Repurchase Programs
For information regarding activity pertaining to share repurchase programs, see Note 22 of the Notes to the Consolidated Financial Statements.
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
See Note 19 of the Notes to the Consolidated Financial Statements for further description of our FHLB program.
FABN
Under the FABN program, Equitable Financial may issue funding agreements in U.S. dollar or other foreign currencies.
See Note 19 of the Notes to the Consolidated Financial Statements for further description of our FABN program.
FABCP
Under the FABCP program, Equitable Financial and Equitable America may issue funding agreements in U.S. dollars to the SPLLC.
See Note 19 of the Notes to the Consolidated Financial Statements for further description of our FABCP program.
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
The EQH Facility contains affirmative, negative and financial covenants which are substantially similar to those in AB’s committed bank facilities. As of December 31, 2023, AB was in compliance with these covenants. The EQH Facility also includes customary events of default substantially similar to those in AB’s committed bank facilities, including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lender’s commitment may be terminated.
Amounts under the EQH Facility may be borrowed, repaid and re-borrowed by AB from time to time until the maturity of the facility. AB or Holdings may reduce or terminate the commitment at any time without penalty upon proper notice. Holdings also may terminate the facility immediately upon a change of control of AB’s general partner.
As of December 31, 2023 and 2022, AB had $900 million outstanding under the EQH Facility, with interest rates of approximately 5.3% and 4.3%, respectively. Average daily borrowing of the EQH Facility during 2023 and 2022 were $743 million and $655 million, respectively, with a weighted average interest rates of approximately 4.9% and 1.7%, respectively.
EQH Uncommitted Facility
In addition to the EQH Facility, AB entered into a $300 million uncommitted, unsecured senior credit facility (the “EQH Uncommitted Facility”) with EQH. The EQH Uncommitted Facility matures on September 1, 2024 and is available for AB’s general business purposes. Borrowings under the EQH Uncommitted Facility bear interest generally at a rate per annum based on prevailing overnight commercial paper rates. The EQH Uncommitted Facility contains affirmative, negative and financial covenants, which are substantially similar to those in the EQH Facility. As of December 31, 2023, AB was in compliance with these covenants.

As of December 31, 2023, AB had no amounts outstanding under the EQH Uncommitted Facility. As of December 31, 2022, AB had $90 million outstanding under the EQH Uncommitted Facility with an interest rates of approximately 4.3%. Average daily borrowing of the EQH Uncommitted Facility during the year ended December 31, 2023 and 2022 were $4 million and $1 million, respectively, with weighted average interest rate of approximately 4.6% and 4.3%.
Statutory Capital of Our Insurance Subsidiaries
Our capital management framework for our insurance subsidiaries is primarily based on statutory RBC standards and the CTE asset standard for our variable annuity business.
RBC requirements are used as minimum capital requirements by the NAIC and the state insurance departments to evaluate the capital condition of regulated insurance companies. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk, market risk and business risk and is calculated on a quarterly basis and made public on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. These rules apply to our insurance company subsidiaries and not to Holdings. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose TAC does not meet or exceed certain RBC levels. At the date of the most recent annual statutory financial statements filed with insurance regulators, the TAC of each of these insurance company subsidiaries subject to these requirements was in excess of each of those RBC levels.
See Note 20 of the Notes to the Consolidated Financial Statements for additional information relating to Prescribed and Permitted Statutory Accounting practices and its impact on our statutory surplus.
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
For information regarding activity pertaining to our total consolidated borrowings, see Note 14 of the Notes to the Consolidated Financial Statements.
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

	AM Best	S&P	Moody’s
Last review date	Feb '23	Feb '24	Dec '23
Financial Strength Ratings:
Equitable Financial Life Insurance Company	A	A+	A1
Equitable Financial Life Insurance Company of America	A	A+	A1
Credit Ratings:
Equitable Holdings, Inc.	bbb+	A-	Baa1
Last review date		Sep '23	Aug '23
AllianceBernstein L.P.		A	A2

Material Cash Requirements
The table below summarizes the material short and long-term cash requirements related to contractual and other obligations as of December 31, 2023. Short-term cash requirements are considered to be requirements within the next 12 months and long-term cash requirements are considered to be beyond the next 12 months. We do not believe that our cash flow requirements can be adequately assessed based solely upon an analysis of these obligations, as the table below does not contemplate all aspects of our cash inflows, such as the level of cash flow generated by certain of our investments, nor all aspects of our cash outflows.

	Estimated Payments Due by Year
	Total	2024	2025-2026	2027-2028	2029 and thereafter
	(in millions)
Material Cash Requirements:
Insurance liabilities (1)	$106,815	$2,730	$6,453	$7,008	$90,624
FHLB Funding Agreements	7,615	6,168	659	140	648
Interest on FHLB Funding Agreements	291	119	74	45	53
FABN Funding Agreements	6,284	1,000	2,500	2,484	300
Interest on FABN Funding Agreements	480	136	220	113	11
Operating leases, net of sublease commitments	1,011	100	197	164	550
Long-Term and Short-term Debt	3,850	—	—	1,850	2,000
Interest on long-term debt and short-term debt	2,507	193	385	341	1,588
Interest on P-Caps	347	23	48	47	229
Employee benefits	3,137	209	435	363	2,130
Funding Commitments	2,133	844	622	667	—
Total Material Cash Requirements	$134,470	$11,522	$11,593	$13,222	$98,133
______________
(1) Policyholders’ liabilities represent estimated cash flows out of the General Account related to the payment of death and disability claims, policy surrenders and withdrawals, annuity payments, minimum guarantees on Separate Account funded contracts, matured endowments, benefits under accident and health contracts, policyholder dividends and future renewal premium-based and fund-based commissions offset by contractual future premiums and deposits on in-force contracts. These estimated cash flows are based on mortality, morbidity and lapse assumptions comparable with the Company’s experience and assume market growth and interest crediting consistent with actuarial assumptions. These amounts are undiscounted and, therefore, exceed the policyholders’ account balances and future policy benefits and other policyholder liabilities included in the consolidated balance sheet included elsewhere in this Annual Report on Form 10-K. They do not reflect projected recoveries from reinsurance agreements. Due to the use of assumptions, actual cash flows will differ from these estimates. Separate Accounts liabilities have been excluded as they are legally insulated from General Account obligations and will be funded by cash flows from Separate Accounts assets.
Unrecognized tax benefits of $322 million, including $0 million related to AB were not included in the above table because it is not possible to make reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

In addition, the below items are included as part of AB’s aggregate contractual obligations:
•As of December 31, 2023, AB had a $355 million accrual for compensation and benefits, of which $10 million is expected to be paid in 2024, $16 million in 2025-2026, $16 million in 2027-2028 and $38 million in 2029 and thereafter. Further, AB expects to make contributions to its qualified profit-sharing plan of $19 million in each of the next four years.

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
•market risk benefits and purchased market risk benefits;
•accounting for reinsurance;
•estimated fair values of investments in the absence of quoted market values and investment impairments;
•estimated fair values of freestanding derivatives;
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
Interest Rate Sensitivity
December 31, 2023

Increase/(Decrease) In MRB
(in millions)
Increase in interest rates by 50bps	$(726)
Decrease in interest rates by 50bps	$831
Sensitivity of MRBs to Changes in Equity Returns
The following table demonstrates the sensitivity of the MRBs to changes in equity returns.
Equity Returns Sensitivity
December 31, 2023

Increase/(Decrease) In MRB
(in millions)
Increase in equity returns by 10%	$(826)
Decrease in equity returns by 10%	$933
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
GMIB Lapse floor Sensitivity
December 31, 2023

Increase/(Decrease) In MRB
(in millions)
GMIB Lapse floor of 1%	$(153)
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
NPR Sensitivity
December 31, 2023

Increase/(Decrease) In MRB
(in millions)
Increase in NPR by 50bps	$(1,206)
Decrease in NPR by 50bps	$1,332
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
Fair Value Measurements
Investments reported at fair value in the consolidated balance sheets of the Company include fixed maturity securities classified as AFS, equity and trading securities and certain other invested assets, such as freestanding derivatives. GMxB riders and the reinsurance on these riders are held as Market Risk Benefits.
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
For commercial, agricultural and residential mortgage loans, an allowance for credit loss is typically recommended when management believes it is probable that principal and interest will not be collected according to the contractual terms. Factors that influence management’s judgment in determining allowance for credit losses include the following:
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
•DTI ratio - Is used for residential mortgage loans to assess a borrower’s ability to repay a loan. DTI ratio is derived by adding up all of the borrower’s debt payments and dividing that sum by the borrower’s gross monthly income.

•Consumer Credit Score - Is used for residential mortgage loans to determine the borrower’s credit worthiness and eligibility for a residential loan based upon credit reports.
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
•Payment status—current vs. delinquent—A history of delinquent payments may be a cause for concern.
•Property condition—Significant deferred maintenance observed during the lenders annual site inspections.
•Other—Any other factors such as current economic conditions may call into question the performance of the loan.
Mortgage loans that do not share similar risk characteristics with other loans in the portfolio are individually evaluated quarterly by the IUS Committee for impairment on a loan-by-loan basis, including an assessment of related collateral value. Commercial mortgages 60 days or more past due and agricultural and residential mortgages 90 days or more past due, as well as all mortgages in the process of foreclosure, are identified as problem mortgages. Based on its monthly monitoring of mortgages, a class of potential problem mortgages also is identified, consisting of mortgage loans not currently classified as problems but for which management has doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the loan becoming a problem or being restructured. The decision whether to classify a performing mortgage loan as a potential problem involves significant subjective judgments by management as to likely future industry conditions and developments with respect to the borrower or the individual mortgaged property.
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
Derivatives
We use freestanding derivative instruments to hedge various capital market risks in our products, including: (i) certain guarantees, some of which are reported as embedded derivatives; (ii) current or future changes in the fair value of our assets and liabilities; and (iii) current or future changes in cash flows. All derivatives, whether freestanding or embedded, are required to be carried on the consolidated balance sheet at fair value with changes reflected in either net income (loss) or in OCI, depending on the type of hedge. Below is a summary of critical accounting estimates by type of derivative.
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
Goodwill
Goodwill represents the excess of purchase price over the estimated fair value of identifiable net assets acquired in a business combination. We test goodwill for recoverability each annual reporting period at December 31 and at interim periods if facts or circumstances are indicative of potential impairment. As of December 31, 2023, our goodwill of $5.1 billion results solely from our investment in AB and is attributed to the Investment Management and Research segment, also deemed a reporting unit for purpose of assessing the recoverability of that goodwill.
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
Income Taxes
Income taxes represent the net amount of income taxes that we expect to pay to or receive from various taxing jurisdictions in connection with its operations. We provide for Federal and state income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryforward periods under the tax law in the applicable jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred tax assets will not be realized. Management considers all available evidence including past operating results, the existence of cumulative losses in the most recent years, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. Our accounting for income taxes represents management’s best estimate of the tax consequences of various events and transactions. At December 31, 2023, we determined that it was more likely than not that a portion of our capital deferred tax assets would not be realized. For more information, see Note 18 - Income Taxes.
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
Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. On a quarterly and annual basis, we review relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in our consolidated financial statements included elsewhere herein. See Note 19 of the Notes to the Consolidated Financial Statements for information regarding our assessment of litigation contingencies.
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
Individual Retirement, Group Retirement, Protection Solutions and Legacy Segments
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
Investments with Interest Rate Risk – Fair Value
Assets with interest rate risk include AFS and trading fixed maturities and mortgage loans that make up 76.7% and 81.6% of the fair value of the General Account investment portfolio as of December 31, 2023 and 2022, respectively. As part of our asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk. The table that follows shows the impact an immediate one percent increase/decrease in interest rates as of December 31, 2023 and 2022 would have on the fair value of fixed maturities and mortgage loans:

Interest Rate Risk Exposure

	December 31, 2023			December 31, 2022
	Fair Value	Impact of +1% Change	Impact of -1% Change	Fair Value	Impact of +1% Change	Impact of -1% Change
	(in millions)
Fixed Income Investments:
AFS securities:
Fixed rate	$56,481	$(3,997)	$4,595	$53,135	$(3,992)	$4,625
Floating rate	$10,063	$3	$5	$9,533	$(10)	$10
Trading securities:
Fixed rate	$15	$—	$—	$87	$(1)	$1
Mortgage loans	$16,467	$(585)	$624	$14,690	$(640)	$689
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
Investments with Equity Price Risk – Fair Value
The investment portfolios also have direct holdings of public and private equity securities. The following table shows the potential exposure from those equity security investments, measured in terms of fair value, to an immediate 10% increase/decrease in equity prices from those prevailing as of December 31, 2023 and 2022:

Equity Price Risk Exposure

	December 31, 2023			December 31, 2022
	Fair Value	Impact of+10% Equity Price Change	Impact of -10% Equity Price Change	Fair Value	Impact of+10% Equity Price Change	Impact of -10% Equity Price Change
	(in millions)
Equity Investments	$731	$73	$(73)	$728	$73	$(73)

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
Liabilities with Interest Rate Risk – Fair Value
As of December 31, 2023 and 2022, the aggregate carrying values of insurance contracts with interest rate risk were $16.5 billion and $17.5 billion, respectively. The aggregate fair value of such liabilities as of December 31, 2023 and 2022 were $16.0 billion and $16.5 billion, respectively. The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those liabilities of $280 million and $394 million, respectively. While these fair value measurements provide a representation of the interest rate sensitivity of insurance liabilities, they are based on the composition of such liabilities at a particular point in time and may not be representative of future results.
Asset/liability management is integrated into many aspects of the Individual Retirement, Group Retirement, Protection Solutions and Legacy segments’ operations, including investment decisions, product development and determination of crediting rates. As part of our risk management process, numerous economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine if existing assets would be sufficient to meet projected liability cash flows. Key variables include policyholder behavior, such as persistency, under differing crediting rate strategies.
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
Mark to market exposure is a point-in-time measure of the value of a derivative contract in the open market. A positive value indicates existence of credit risk for us because the counterparty would owe money to us if the contract were closed. Alternatively, a negative value indicates we would owe money to the counterparty if the contract were closed. If there is more than one derivative transaction outstanding with a counterparty, a master netting arrangement exists with the counterparty. In that case, the market risk represents the net of the positive and negative exposures with the single counterparty. In management’s view, the net potential exposure is the better measure of credit risk. As of December 31, 2023 and 2022, the net fair values of our derivatives were $4.5 billion and $1.1 billion, respectively.
The tables below show the interest rate or equity sensitivities of those derivatives, measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.
Derivative Financial Instruments

			Interest Rate Sensitivity
	Notional Amount	Weighted Average Term (Years)	Impact of -1% Change	Fair Value	Impact of +1% Change
	(in millions, except for Weighted Average Term)
December 31, 2023
Swaps	$3,828	6	$180	$(195)	$(839)
Futures	8,094	—	40	—	(25)
Total	$11,922		$220	$(195)	$(864)

December 31, 2022
Swaps	$2,450	15	$(212)	$(460)	$(653)
Futures	12,975	—	(74)	—	125
Total	$15,425		$(286)	$(460)	$(528)

			Equity Sensitivity
	Notional Amount	Weighted Average Term (Years)	Fair Value	Balance after -10% Equity Price Shift
	(in millions, except for Weighted Average Term)
December 31, 2023
Futures	$7,761	—	$—	$(250)
Swaps	14,926	1	53	1,599
Options	53,877	3	10,084	17,500
Total	$76,564		$10,137	$18,849

December 31, 2022
Futures	$4,714	—	$—	$249
Swaps	11,159	1	38	1,154
Options	40,072	4	4,171	2,133
Total	$55,945		$4,209	$3,536
Market Risk Benefits and Interest Rate and Equity Risks – Fair Value
GMxB feature’s liability associated with certain annuity contracts is considered market risk benefits for accounting purposes and was reported at its fair value of $14.0 billion and $15.3 billion as of December 31, 2023 and 2022, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing as of December 31, 2023 and 2022, respectively, would be to decrease the direct market risk benefits balance by $1.5 billion and $1.5 billion. The potential fair value exposure to an immediate 50 bps drop in interest rates from those prevailing as of December 31, 2023 and 2022, respectively, would decrease the direct market risk benefits balance by $1.7 billion and $2.0 billion.
We have entered into reinsurance contracts to mitigate the risk associated with the impact of potential market fluctuations GMxB features contained in certain annuity contracts. These reinsurance contracts are accounted for as purchased market risk benefits and reported at their fair values of $9.4 billion and $10.4 billion as of December 31, 2023 and 2022, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing as of December 31, 2023 and 2022, respectively, would increase the balances of the reinsurance contract asset by $560 million and $529 million. The potential fair value exposure to an immediate 50 bps drop in interest rates from those prevailing as of December 31, 2023 and 2022, respectively, would increase the balances of the reinsurance contract asset by $914 million and $956 million.
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
Investments with Interest Rate Risk – Fair Value
The table below provides AB’s potential exposure with respect to its fixed income investments, measured in terms of fair value, to an immediate 1% increase in interest rates at all maturities from the levels prevailing as of December 31, 2023 and 2022:
Interest Rate Risk Exposure

	December 31, 2023			December 31, 2022
	Fair Value	Balance After -1% Change	Balance After +1% Change	Fair Value	Balance After -1% Change	Balance After +1% Change
	(in millions)
Fixed Income Investments:
Trading	$71	$76	$66	$93	$100	$87
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
Investments with Equity Price Risk – Fair Value
AB’s investments include investments in equity mutual funds and equity hedge funds. The following table presents AB’s potential exposure from its equity investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing as of December 31, 2023 and 2022:
Equity Price Risk Exposure

	December 31, 2023			December 31, 2022
	Fair Value	Balance After +10% Equity Price Change	Balance After -10% Equity Price Change	Fair Value	Balance After +10% Equity Price Change	Balance After -10% Equity Price Change
	(in millions)
Equity Investments:
Trading	$117	$129	$106	$66	$72	$59
Other investments	$55	$61	$50	$58	$64	$53

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Equitable Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Equitable Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income (loss), of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedules listed in the index appearing under Item 15.2 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for long-duration insurance contracts in 2023.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Market Risk Benefits
As described in Notes 2 and 8 to the consolidated financial statements, certain guaranteed minimum death and living benefits (collectively, the “GMxB features”) associated with variable annuity products, other general account annuities and ceded reinsurance contracts with GMxB features with other than nominal market risk are identified by management, measured at estimated fair value and presented separately on the balance sheet as market risk benefits. Market risk benefits (MRBs) are measured at fair value on a seriatim basis using an ascribed fee approach. The ascribed fee is determined at policy inception date so that the present value of claims, including any risk charge, is equal to the present value of the projected attributed fees which will be capped at average present value of total policyholder contractual fees. The attributed fee percentage is considered a fixed term of the MRB feature and is held static over the life of the contract. The market risk benefits fair value is equal to the estimated present value of benefits less the estimated present value of ascribed fees and is determined using a discounted cash flow valuation technique. Considerable judgment is utilized by management in determining the assumptions related to lapse rates, withdrawal rates, utilization rates, non-performance risk, volatility rates, annuitization rates and mortality (collectively, the “significant market risk benefit assumptions”). As of December 31, 2023, the estimated fair value of purchased market risk benefits, assets for market risk benefits and liabilities for market risk benefits was $9,427 million, $591 million and $14,612 million, respectively.
The principal considerations for our determination that performing procedures relating to the valuation of market risk benefits is a critical audit matter are (i) the significant judgment by management in developing the fair value estimate of market risk benefits, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s significant market risk benefit assumptions and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of market risk benefits, including controls over the development of the assumptions utilized in the valuation of market risk benefits. These procedures also included, among others (i) evaluating management’s process for developing the fair value estimate of market risk benefits, (ii) testing, on a sample basis, the completeness and accuracy of data used by management in developing the estimates, and (iii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of the significant market risk benefit assumptions used in developing the fair value estimate of market risk benefits based on the consideration of the Company’s historical and actual experience, industry trends, and market conditions, as applicable.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 26, 2024

We have served as the Company’s auditor since 1993.

EQUITABLE HOLDINGS, INC.
Consolidated Balance Sheets
December 31, 2023 and 2022

	December 31,
	2023	2022
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $74,033 and $72,991) (allowance for credit losses of $4 and $24)	$67,030	$63,361
Fixed maturities, at fair value using the fair value option (1)	1,654	1,508
Mortgage loans on real estate (net of allowance for credit losses of $279 and $129) (1)	18,171	16,481
Policy loans	4,158	4,033
Other equity investments (1)	3,384	3,152
Trading securities, at fair value	1,057	677
Other invested assets (1)	6,719	3,885
Total investments	102,173	93,097
Cash and cash equivalents (1)	8,239	4,281
Cash and securities segregated, at fair value	868	1,522
Broker-dealer related receivables	1,837	2,338
Deferred policy acquisition costs	6,705	6,369
Goodwill and other intangible assets, net	5,433	5,482
Amounts due from reinsurers (allowance for credit losses of $7 and $10)	8,352	8,471
Current and deferred income taxes	2,050	781
Purchased market risk benefits	9,427	10,423
Other assets (1)	3,323	4,033
Assets held-for-sale	565	562
Assets for market risk benefits	591	490
Separate Accounts assets	127,251	114,853
Total Assets	$276,814	$252,702
LIABILITIES
Policyholders’ account balances	$95,673	$83,866
Liability for market risk benefits	14,612	15,766
Future policy benefits and other policyholders' liabilities	17,363	16,603
Broker-dealer related payables	1,232	715
Customer related payables	2,201	3,323
Amounts due to reinsurers	1,450	1,533
Short-term debt	254	759
Long-term debt	3,820	3,322
Notes issued by consolidated variable interest entities, at fair value using the fair value option (1)	1,559	1,150
Other liabilities (1)	6,088	7,108
Liabilities held-for-sale	153	108
Separate Accounts liabilities	127,251	114,853
Total Liabilities	$271,656	$249,106
Redeemable noncontrolling interest (1) (2)	$770	$455
Commitments and contingent liabilities (3)
EQUITY
Equity attributable to Holdings:
Preferred stock and additional paid-in capital, $1 par value and $25,000 liquidation preference	$1,562	$1,562
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 491,003,966 and 508,418,442 shares issued, respectively; 333,877,990 and 365,081,940 shares outstanding, respectively	5	4
Additional paid-in capital	2,328	2,299
Treasury stock, at cost, 157,125,976 and 143,336,502 shares, respectively	(3,712)	(3,297)
Retained earnings	10,243	9,825
Accumulated other comprehensive income (loss)	(7,777)	(8,992)
Total equity attributable to Holdings	2,649	1,401
Noncontrolling interest	1,739	1,740
Total Equity	4,388	3,141
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$276,814	$252,702
____________
(1)    See Note 2 of the Notes to these Consolidated Financial Statements for details of balances with VIEs.
(2)    See Note 24 of the Notes to these Consolidated Financial Statements for details of redeemable noncontrolling interest.
(3)    See Note 19 of the Notes to these Consolidated Financial Statements for details of commitments and contingent liabilities.
See Notes to Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Income (Loss)
Years Ended December 31, 2023, 2022 and 2021

	Year Ended December 31,
	2023	2022	2021
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$2,380	$2,454	$2,768
Premiums	1,104	994	960
Net derivative gains (losses)	(2,397)	907	(7,149)
Net investment income (loss)	4,320	3,315	3,846
Investment gains (losses), net:
Credit and intent to sell losses on available for sale debt securities and loans	(220)	(314)	2
Other investment gains (losses), net	(493)	(631)	866
Total investment gains (losses), net	(713)	(945)	868
Investment management and service fees	4,820	4,891	5,395
Other income	1,014	1,028	926
Total revenues	10,528	12,644	7,614

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	2,754	2,716	2,788
Remeasurement of liability for future policy benefits	75	66	13
Change in market risk benefits and purchased market risk benefits	(1,807)	(1,280)	(5,943)
Interest credited to policyholders’ account balances	2,083	1,410	1,219
Compensation and benefits	2,328	2,201	2,363
Commissions and distribution-related payments	1,590	1,567	1,662
Interest expense	228	201	244
Amortization of deferred policy acquisition costs	641	586	552
Other operating costs and expenses	1,898	2,185	2,107
Total benefits and other deductions	9,790	9,652	5,005
Income (loss) from continuing operations, before income taxes	738	2,992	2,609
Income tax (expense) benefit	905	(598)	(439)
Net income (loss)	1,643	2,394	2,170
Less: Net income (loss) attributable to the noncontrolling interest (1)	341	241	415
Net income (loss) attributable to Holdings	1,302	2,153	1,755
Less: Preferred stock dividends	80	80	79
Net income (loss) available to Holdings’ common shareholders	$1,222	$2,073	$1,676

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$3.49	$5.49	$4.02
Diluted	$3.48	$5.46	$3.98
Weighted average common shares outstanding (in millions):
Basic	350.1	377.6	417.4
Diluted	351.6	379.9	421.2
____________
(1)    Includes redeemable noncontrolling interest. See Note 24 of the Notes to these Consolidated Financial Statements for details of redeemable noncontrolling interest.
See Notes to Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2023, 2022 and 2021

	Year Ended December 31,
	2023	2022	2021
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$1,643	$2,394	$2,170
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	2,377	(12,606)	(2,461)
Change in market risk benefits - instrument-specific credit risk	(1,027)	1,249	50
Change in liability for future policy benefits - current discount rate	(137)	1,074	279
Change in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	(3)	18	266
Foreign currency translation adjustment	15	(46)	(11)
Total other comprehensive income (loss), net of income taxes	1,225	(10,311)	(1,877)
Comprehensive income (loss)	2,868	(7,917)	293
Less: Comprehensive income (loss) attributable to the noncontrolling interest	351	225	416
Comprehensive income (loss) attributable to Holdings	$2,517	$(8,142)	$(123)

See Notes to Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Equity
Years Ended December 31, 2023, 2022 and 2021

	Year Ended December 31,
	Equity Attributable to Holdings
	Preferred Stock and Additional Paid-In Capital	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
	(in millions)
Balance, beginning of period	$1,562	$4	$2,299	$(3,297)	$9,825	$(8,992)	$1,401	$1,740	$3,141
Stock compensation	—	—	54	17	—	—	71	180	251
Purchase of treasury stock	—	—	(1)	(918)	—	—	(919)	—	(919)
Reissuance of treasury stock	—	—	—	—	(16)	—	(16)	—	(16)
Retirement of common stock	—	—	—	487	(487)	—	—	—	—
Repurchase of AB Holding units	—	—	—	—	—	—	—	(144)	(144)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(334)	(334)
Dividends on common stock (cash dividends declared per common share of $0.86)	—	—	—	—	(301)	—	(301)	—	(301)
Dividends on preferred stock	—	—	—	—	(80)	—	(80)	—	(80)
Net income (loss)	—	—	—	—	1,302	—	1,302	297	1,599
Other comprehensive income (loss)	—	—	—	—	—	1,215	1,215	10	1,225
Other	—	1	(24)	(1)	—	—	(24)	(10)	(34)
December 31, 2023	$1,562	$5	$2,328	$(3,712)	$10,243	$(7,777)	$2,649	$1,739	$4,388

Balance, beginning of period	$1,562	$4	$1,919	$(2,850)	$8,413	$1,303	$10,351	$1,576	$11,927
Stock compensation	—	—	87	38	—	—	125	199	324
Purchase of treasury stock	—	—	(34)	(815)	—	—	(849)	—	(849)
Reissuance of treasury stock	—	—	—	—	(38)	—	(38)	—	(38)
Retirement of common stock	—	—	—	330	(330)	—	—	—	—
Repurchase of AB Holding units	—	—	—	—	—	—	—	(211)	(211)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(401)	(401)
Issuance of AB Units for CarVal acquisition	—	—	314	—	—	—	314	275	589
Dividends on common stock (cash dividends declared per common share of $0.78)	—	—	—	—	(294)	—	(294)		(294)
Dividends on preferred stock	—	—	—	—	(80)	—	(80)	—	(80)
Net income (loss)	—	—	—	—	2,153	—	2,153	300	2,453
Other comprehensive income (loss)	—	—	—	—	—	(10,295)	(10,295)	(16)	(10,311)
Other	—	—	13	—	1	—	14	18	32
December 31, 2022	$1,562	$4	$2,299	$(3,297)	$9,825	$(8,992)	$1,401	$1,740	$3,141

Balance, beginning of period	$1,269	$5	$1,985	$(2,245)	$10,699	$3,863	$15,576	$1,601	$17,177
Cumulative effect of adoption of ASU 2018-02, Long Duration Targeted Improvements	—	—	—	—	(2,661)	(682)	(3,343)	—	(3,343)
Stock compensation	—	—	15	51	—	—	66	220	286
Purchase of treasury stock	—	(1)	(27)	(1,610)	—	—	(1,638)	—	(1,638)
Reissuance of treasury stock	—	—	—	—	(51)	—	(51)	—	(51)
Retirement of common stock	—	—	—	954	(954)	—	—	—	—
Repurchase of AB Holding units	—	—	—	—	—	—	—	(262)	(262)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(393)	(393)
Dividends on common stock (cash dividends declared per common share of $0.71)	—	—	—	—	(296)	—	(296)	—	(296)
Dividends on preferred stock	—	—	—	—	(79)	—	(79)	—	(79)
Issuance of preferred stock	293	—	—	—	—	—	293	—	293
Net income (loss)	—	—	—	—	1,755	—	1,755	410	2,165
Other comprehensive income (loss)	—	—	—	—	—	(1,878)	(1,878)	1	(1,877)
Other	—	—	(54)	—	—	—	(54)	(1)	(55)
December 31, 2021	$1,562	$4	$1,919	$(2,850)	$8,413	$1,303	$10,351	$1,576	$11,927

See Notes to Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2023, 2022 and 2021

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Cash flows from operating activities:
Net income (loss)	$1,643	$2,394	$2,170
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	2,083	1,410	1,219
Policy charges and fee income	(2,380)	(2,454)	(2,768)
Net derivative (gains) losses	2,397	(907)	7,149
Credit and intent to sell losses on available for sale debt securities and loans	220	314	(2)
Investment (gains) losses, net	493	631	(863)
(Gains) losses on businesses held-for-sale	(1)	7	(3)
Realized and unrealized (gains) losses on trading securities	(77)	198	26
Non-cash long term incentive compensation expense	234	286	226
Amortization and depreciation	812	636	519
Remeasurement of liability for future policy benefits	75	66	13
Change in market risk benefits	(1,807)	(1,280)	(5,943)
Equity (income) loss from limited partnerships	(125)	(146)	(553)
Changes in:
Net broker-dealer and customer related receivables/payables	(910)	189	(131)
Reinsurance recoverable	(1,471)	(636)	(1,092)
Segregated cash and securities, net	655	(18)	250
Capitalization of deferred policy acquisition costs	(976)	(841)	(877)
Future policy benefits	329	(495)	(151)
Current and deferred income taxes	(1,163)	470	133
Other, net	(239)	(74)	485
Net cash provided by (used in) operating activities	$(208)	$(250)	$(193)

Cash flows from investing activities:
Proceeds from the sale/maturity/pre-payment of:
Fixed maturities, available-for-sale	$10,492	$15,547	$34,434
Fixed maturities, at fair value using the fair value option	483	525	763
Mortgage loans on real estate	446	1,154	1,696
Trading account securities	963	371	5,159
Short term investments	3,324	575	87
Other	738	573	1,716
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(12,031)	(18,502)	(43,344)
Fixed maturities, at fair value using the fair value option	(592)	(488)	(1,792)
Mortgage loans on real estate	(2,246)	(3,683)	(2,546)
Trading account securities	(1,301)	(521)	(244)
Short term investments	(2,772)	(1,502)	(18)
Other	(878)	(1,173)	(2,553)
Purchase of business, net of cash acquired	—	40	—
Cash from the sale of business, net of cash sold	—	—	215
Cash settlements related to derivative instruments, net	(1,335)	(316)	(5,937)
Investment in capitalized software, leasehold improvements and EDP equipment	(117)	(167)	(120)
Other, net	(25)	80	(205)
Net cash provided by (used in) investing activities	$(4,851)	$(7,487)	$(12,689)

See Notes to Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2023, 2022 and 2021

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$16,925	$16,367	$17,521
Withdrawals	(9,842)	(6,962)	(7,069)
Transfers (to) from Separate Accounts	1,359	1,447	1,985
Payments of market risk benefits	(744)	(601)	(563)
Change in short-term financings	(504)	147	92
Change in collateralized pledged assets	(49)	36	34
Change in collateralized pledged liabilities	2,354	(1,575)	1,413
(Decrease) increase in overdrafts payable	—	(25)	16
Issuance of long-term debt	497	—	—
Repayment of long term debt	—	—	(280)
Repayment of acquisition-related debt obligation	—	(43)	—
Proceeds from collateralized loan obligations	40	—	—
Proceeds from notes issued by consolidated VIEs	362	6	873
Dividends paid on common stock	(301)	(294)	(296)
Dividends paid on preferred stock	(80)	(80)	(79)
Issuance of preferred stock	—	—	293
Purchase of AB Holding Units to fund long-term incentive compensation plan awards, net	(144)	(211)	(262)
Purchase of treasury shares	(919)	(849)	(1,637)
Purchases (redemptions) of noncontrolling interests of consolidated company-sponsored investment funds	274	52	346
Distribution to noncontrolling interest of consolidated subsidiaries	(334)	(401)	(392)
Change in securities lending	116	—	—
Other, net	(10)	31	(47)
Net cash provided by (used in) financing activities	$9,000	$7,045	$11,948

Effect of exchange rate changes on cash and cash equivalents	$23	$(56)	$(18)
Change in cash and cash equivalents	3,964	(748)	(952)
Cash and cash equivalents, beginning of period	4,281	5,188	6,179
Change in cash of businesses held-for-sale	(6)	(159)	(39)
Cash and cash equivalents, end of period	$8,239	$4,281	$5,188

Supplemental cash flow information:
Interest paid	$344	$263	$215
Income taxes (refunded) paid	$266	$89	$305

Non-cash transactions from investing and financing activities:
Transfer of assets to reinsurer	$—	$(2,762)	$(9,023)

See Notes to Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements

1)    ORGANIZATION
Equitable Holdings, Inc. is the holding company for a diversified financial services organization. The Company conducts operations in six segments: Individual Retirement, Group Retirement, Investment Management and Research, Protection Solutions, Wealth Management and Legacy. The Company’s management evaluates the performance of each of these segments independently. See Note 21 of the Notes to these Consolidated Financial Statements for further information on the change to the reportable segments in the first quarter of 2023, which was applied retrospectively.
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
As of December 31, 2023 and 2022, the Company’s economic interest in AB was approximately 61%, respectively. The General Partner of AB is a wholly owned subsidiary of the Company. Because the General Partner has the authority to manage and control the business of AB, AB is consolidated in the Company’s financial statements for all periods presented.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

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
CarVal Acquisition
On July 1, 2022, AB acquired a 100% interest in CarVal Investments L.P. (“CarVal”). On the acquisition date, AB issued 3.2 million AB Units (with a fair value of $133 million) with the remaining 12.1 million AB units (with a fair value of $456 million) issued on November 1, 2022. AB also recorded a contingent consideration payable of $229 million (to be paid predominantly in AB Units) based on CarVal achieving certain performance objectives over a six-year period ending December 31, 2027.
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
All significant intercompany transactions and balances have been eliminated in consolidation. The years “2023”, “2022” and “2021” refer to the years ended December 31, 2023, 2022 and 2021, respectively.

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
ASU 2023-07: Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
This ASU provides improvements to reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple measures of segment profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements.

The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. A calendar year public entity will adopt the ASU for its 2024 Form 10-K.
The ASU should be adopted retrospectively to all periods presented in the financial statements unless it is impracticable to do so.

The Company is currently assessing the additional required disclosures under the ASU including providing new segment disclosure requirements for entities with a single reportable segment.
Management is evaluating the impact the adoption of this guidance will have on the Company’s consolidated financial statements.

ASU 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures
The ASU enhanced existing income tax disclosures primarily related to the rate reconciliation and income taxes paid information. With regard to the improvements to disclosures of rate reconciliation, a public business entity is required on an annual basis to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. Similarly, a public entity is required to provide the amount of income taxes paid (net of refunds received) disaggregated by (1) federal, state, and foreign taxes and by(2) individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received).
The ASU also includes certain other amendments to improve the effectiveness of income tax disclosures, for example, an entity is required to provide (1) pretax income (or loss) from continuing operations disaggregated between domestic and foreign, and (2) income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign.

	The ASU will be effective for annual periods beginning after December 15, 2024. Entities are required to apply the ASU on a prospective basis.	The adoption of ASU 2023-09 is not expected to materially impact the Company’s financial position, results of operation, or cash flows.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

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
COLI has been purchased by the Company and certain subsidiaries on the lives of certain key employees and the Company and these subsidiaries are named as beneficiaries under these policies. COLI is carried at the cash surrender value of the policies. As of December 31, 2023 and 2022, the carrying value of COLI was $921 million and $886 million, respectively, and is reported in other invested assets in the consolidated balance sheets.
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
Securities Sold under Agreements to Repurchase

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

Securities sold under agreements to repurchase involve the temporary exchange of securities for cash or other collateral of equivalent value, with agreement to redeliver a like quantity of the same or similar securities at a future date prior to maturity at a fixed and determinable price. Securities sold under agreements to repurchase transactions are conducted by the Company under a standardized securities industry master agreement, amended to suit the requirements of each respective counterparty. Transfers of securities under these agreements to repurchase are evaluated by the Company to determine whether they satisfy the criteria for accounting treatment as secured borrowing arrangements. Agreements not meeting the criteria would require recognition of the transferred securities as sales with related forward repurchase commitments. All of the Company’s securities repurchase transactions are accounted for as secured borrowings with the related obligations distinctly captioned in the consolidated balance sheets on a gross basis. As of December 31, 2023 and 2022 the Company had no Securities sold under agreements to repurchase outstanding. During the year ended December 31, 2021 there was no activity on Securities sold under agreements to repurchase.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

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
Mortgage Loans on Real Estate
The Company invests in commercial, agricultural and residential mortgage loans which are included in the consolidated balance sheets as mortgage loans on real estate. Mortgage loans are stated at unpaid principal balances, net of unamortized discounts and the allowance for credit losses. The Company calculates the allowance for credit losses in accordance with the CECL model in order to provide for the risk of credit losses in the lending process.
Expected credit losses for loans with similar risk characteristics are estimated on a collective (i.e., pool) basis in order to meet CECL’s risk of loss concept which requires the Company to consider possibilities of loss, even if remote.
For collectively evaluated mortgages, the Company estimates the allowance for credit losses based on the amortized cost basis of its mortgages over their expected life using a PD / LGD model. The PD / LGD model incorporates the Company’s reasonable and supportable forecast of macroeconomic information over a specified period. The length of the reasonable and supportable forecast period is reassessed on a quarterly basis and may be adjusted as appropriate over time to be consistent with macroeconomic conditions and the environment as of the reporting date. For periods beyond the reasonable and supportable forecast period, the model reverts to historical loss information. The PD and LGD are estimated at the loan-level based on loans’ current and forecasted risk characteristics as well as macroeconomic forecasts. The PD is estimated using both macroeconomic conditions as well as individual loan risk characteristics including LTV ratios, DSC ratios, DTI ratio, seasoning, collateral type, geography, and underlying credit. The LGD is driven primarily by the type and value of collateral, and secondarily by expected liquidation costs and time to recovery.
For individually evaluated mortgages, the Company continues to recognize a valuation allowance on the present value of expected future cash flows discounted at the loan’s original effective interest rate or on its collateral value.
The CECL model is configured to the Company’s specifications and takes into consideration the detailed risk attributes of each discrete loan in the mortgage portfolio which will vary by loan type, but are not limited to the following:
•LTV ratio – Derived from current loan balance divided by the fair market value of the property. An LTV ratio in excess of 100% indicates an underwater mortgage.
•DSC ratio – Derived from actual operating earnings divided by annual debt service. If the ratio is below 1.0x, then the income from the property does not support the debt.
•DTI ratio - Is used for residential mortgage loans to assess a borrower’s ability to repay a loan. DTI ratio is derived by adding up all of the borrower’s debt payments and dividing that sum by the borrower’s gross monthly income.
•Consumer Credit Score - Is used for residential mortgage loans to determine the borrower’s credit worthiness and eligibility for a residential loan based upon credit reports.
•Occupancy – Criteria varies by property type but low or below market occupancy is an indicator of sub-par property performance.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

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
Within the IUS process, commercial mortgages 60 days or more past due and agricultural and residential mortgages 90 days or more past due, as well as all mortgages in the process of foreclosure, are identified as problem mortgage loans. Based on its monthly monitoring of mortgages, a class of potential problem mortgage loans are also identified, consisting of mortgage loans not currently classified as problem mortgage loans but for which management has doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the loan becoming a problem or being modified. The decision whether to classify a performing mortgage loan as a potential problem involves judgments by management as to likely future industry conditions and developments with respect to the borrower or the individual mortgaged property.
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
Held-for-Sale
The Company classifies assets and liabilities (“disposal group”) as held-for-sale when the specified criteria in Accounting Standards Codification 360, Property, Plant and Equipment, are met. Assets and liabilities held-for-sale are presented separately within the Consolidated Balance Sheets. Depreciation of property, plant and equipment and amortization of intangible and right-of-use assets are not recorded while these assets are classified as held-for-sale. If, in any period, the carrying value of the disposal group exceeds the estimated fair value, less costs to sell, an impairment loss will be recognized. See Note 25 of the Notes to these Consolidated Financial Statements for additional information regarding the disposal group.
Troubled Debt Restructuring
The investment the Company makes in commercial, agricultural and residential mortgage loans are included in the consolidated balance sheets as mortgage loans on real estate. The investments the Company makes in privately negotiated fixed maturities are included in the consolidated balance sheets as fixed maturities AFS. Under certain

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a TDR has occurred. A modification is a TDR when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific credit allowance recorded in connection with the TDR. A credit allowance may have been recorded prior to the period when the loan is modified in a TDR. Accordingly, the carrying value (net of the allowance) before and after modification through a TDR may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For information pertaining to our TDRs see Note 3 of the Notes to these Consolidated Financial Statements.
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
Contracts are measured on a grouped basis utilizing cohorts consistent with those used in the calculation of future policy benefit reserves. DAC is amortized on a constant level basis for the grouped contracts over the expected term of the contract. For life insurance products, DAC is amortized in proportion to the face amount in force. For annuity products DAC is amortized in proportion to policy counts. The constant level basis used for amortization determines the current period amortization considering both the current period’s actual experience and future projections. The amortization pattern is revised quarterly on a prospective basis. Amortization of DAC is included in Amortization of DAC, part of total benefits and other deductions.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

Future Policy Benefits and Other Policyholders’ Liabilities
The liability for future policy benefits is estimated based upon the present value of future policy benefits and related claim expenses less the present value of estimated future net premiums where net premium equals gross premium under the contract multiplied by the net premium ratio. Related claim expenses include termination and settlement costs and exclude acquisition costs and non-claim related costs. The liability is estimated using current assumptions that include discount rate, mortality, and lapses. Assumptions are based on judgments that consider the Company’s historical experience, industry data, and other factors.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

The Company recognizes an adjustment in other comprehensive income for the additional insurance liabilities for unrealized gains and losses not included when calculating the present value of expected assessments for the benefit ratios.
The Company conducts annual premium deficiency testing except for liability for future policy benefits for non-participating traditional and limited payment contracts. The Company reviews assumptions and determines whether the sum of existing liabilities and the present value of future Gross Premiums is sufficient to cover the present value of future benefits to be paid and settlement costs. Anticipated investment income is considered when performing premium deficiency for long duration contracts. The anticipated investment income is projected based on current investment portfolio returns grading to long term reinvestment rates over the projection periods, based on anticipated gross reinvestment spreads, defaults and investment expenses. Premium deficiency reserves are recorded in certain instances where the policyholder liability for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. This pattern of profits followed by losses is exhibited in our VISL business and is generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. We accrue for these PFBL using a dynamic approach that changes over time as the projection of future losses change.
Market Risk Benefits
Market risk benefits (“MRBs”) are contracts or contract features that provide protection to the contract holder from other than nominal capital market risk and expose the Company to other than nominal capital market risk. Market risk benefits include contract features that provide minimum guarantees to policyholders and include GMIB, GMDB, GMWB, GMAB, and ROP DB benefits. MRBs are identified and measured at fair value on a seriatim basis using an ascribed fee approach based upon policyholder behavior projections and risk neutral economic scenarios adjusted based on the facts and circumstances of the Company’s product features. The MRB Asset and MRB Liability will be equal to the estimated present value of benefits and risk margins less the estimated present value of ascribed fees. Ascribed fees will consist of the fee needed at policy inception date, under a stochastically generated set of risk-neutral scenarios, so that the present value of claims, including any risk charge, is equal to the present value of the projected attributed fees which will be capped at estimated present value of total policyholder contractual fees. The attributed fee percentage is considered a fixed term of the MRB feature and is held static over the life of the contract. Discount rates are updated quarterly. Changes in fair value are recognized as a remeasurement gain/loss in the Change in market risk benefits and purchased market risk benefits, part of total benefits and other deductions except for the portion of the change in the fair value due to change in the Company’s own credit risk, which is recognized in other than comprehensive income. Additionally, when an annuitization occurs (for annuitization benefits) or upon extinguishment of the account balance (for withdrawal benefits) the balance related to the MRB will be derecognized and the amount deducted (after derecognition of any related amount included in accumulated other comprehensive income) shall be used in the calculation of the liability for future policy benefits for the payout annuity. Upon derecognition, any related balance will be removed from AOCI.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

The Company uses a market valuation approach. Under the market valuation approach, the fair value of the reporting unit is based on its adjusted market valuation assuming a control premium. The Company determined that this valuation technique provided a more exact determination of fair value for the reporting unit and was applied during its annual testing for goodwill recoverability at December 31, 2023 and 2022.
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
As of December 31, 2023 and 2022, respectively, net deferred sales commissions from AB totaled $87 million and $52 million and are included within other assets in the consolidated balance sheets. The estimated amortization expense of deferred sales commissions, based on the December 31, 2023 net asset balance for each of the next three years is $42 million, $28 million and $16 million. The Company tests the deferred sales commission asset for impairment quarterly by comparing undiscounted future cash flows to the recorded value, net of accumulated amortization. Each quarter, significant assumptions used to estimate the future cash flows are updated to reflect management’s consideration of current market conditions on expectations made with respect to future market levels and redemption rates. As of December 31, 2023 and 2022, the Company determined that the deferred sales commission asset was not impaired.
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
Capitalized computer software and hosting arrangements, net of accumulated amortization, amounted to $163 million and $224 million as of December 31, 2023 and 2022, respectively. Amortization of capitalized computer software and hosting arrangements in 2023, 2022 and 2021 was $53 million, $45 million and $57 million, respectively, recorded in other operating costs and expenses in the consolidated statements of income (loss).
Short-term and Long-term Debt
Liabilities for short-term and long-term debt are primarily carried at an amount equal to unpaid principal balance, net of unamortized discount or premium and debt issue costs. Original-issue discount or premium and debt-issue costs are recognized as a component of interest expense over the period the debt is expected to be outstanding, using the interest

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

method of amortization. Interest expense is generally presented within interest expense in the consolidated statements of income (loss). Short-term debt represents debt coming due in the next twelve months, including that portion of debt otherwise classified as long-term. See Note 14 of the Notes to these Consolidated Financial Statements for additional information regarding short-term and long-term debt.
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
Investment management and administrative service fees are also earned by EIM and EIMG and reported in the Individual Retirement, Group Retirement, Protection Solutions and Legacy segments as well as certain asset-based fees associated with insurance contracts.
AB provides asset management services by managing customer assets and seeking to deliver returns to investors. Similarly, EIM and EIMG provides investment management and administrative services, such as fund accounting and compliance services, to EQAT and 1290 Funds as well as two private investment trusts established in the Cayman Islands, AXA Allocation Funds Trust and AXA Offshore Multimanager Funds Trust (collectively, the “Other AXA Trusts”). The contracts supporting these revenue streams create a distinct, separately identifiable performance obligation for each day the assets are managed for the performance of a series of services that are substantially the same and have the same pattern of transfer to the customer. Accordingly, these investment management, advisory, and administrative service base fees are recorded over time as services are performed and entitle the Company to variable consideration. Base fees, generally calculated as a percentage of AUM, are recognized as revenue at month-end when the transaction price no longer is variable and the value of the consideration is determined. These fees are not subject to claw back and there is minimal probability that a significant reversal of the revenue recorded will occur.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

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
Distribution services
Revenues from distribution services include fees received as partial reimbursement of expenses incurred in connection with the sale of certain AB sponsored mutual funds and the 1290 Funds and for the distribution primarily of EQAT Trust shares to separate accounts in connection with the sale of variable life and annuity contracts. The amount and timing of revenues recognized from performance of these distribution services often is dependent upon the contractual arrangements with the customer and the specific product sold as further described below.
Most open-end management investment companies, such as U.S. funds and the EQAT and the 1290 Funds, have adopted a plan under Rule 12b-1 of the Investment Company Act that allows for certain share classes to pay out of assets, distribution and service fees for the distribution and sale of its shares (“12b-1 Fees”). These open-end management investment companies have such agreements with the Company, and the Company has selling and distribution agreements pursuant to which it pays sales commissions to the financial intermediaries that distribute the shares. These agreements may be terminated by either party upon notice (generally 30 days) and do not obligate the financial intermediary to sell any specific amount of shares.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

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
Other income
Revenues from contracts with customers reported as other income in the Company’s consolidated statements of income (loss) primarily consist of advisory account fees and brokerage commissions from the Company’s broker-dealer operations and sales commissions from the Company’s general agents for the distribution of non-affiliate insurers’ life insurance and annuity products. These revenues are recognized at month-end when constraining factors, such as AUM and product mix, are resolved and the transaction pricing no longer is variable such that the value of consideration can be determined. The change in deposit asset/liability accounts arising from reinsurance agreements which do not expose the reinsurer to a reasonable possibility of significant loss from insurance risk is included in other income.
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
As of December 31, 2023 and 2022, respectively, Equitable Financial holds $113 million and $85 million of equity interests in the CLOs. The Company consolidated the CLOs as of December 31, 2023 and 2022 as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the CLOs loan manager. The assets of the CLOs are legally isolated from the Company’s creditors and can only be used to settle obligations of the CLOs. The liabilities of the CLOs are non-recourse to the Company and the Company has no obligation to satisfy the liabilities of the CLOs. As of December 31, 2023, Equitable Financial holds $23 million of equity interests in a SPE established to purchase loans from the market in anticipation of a new CLO transaction. The Company consolidated the SPE as of December 31, 2023 as it is the

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the SPE loan manager.
Resulting from this consolidation in the Company’s consolidated balance sheets are fixed maturities, at fair value using the fair value option with total assets of $1.7 billion and $1.5 billion notes issued by consolidated variable interest entities, at fair value using the fair value option with total liabilities of $1.6 billion and $1.2 billion at December 31, 2023 and 2022, respectively. The unpaid outstanding principal balance of the notes and short-term borrowing is $1.6 billion and $1.4 billion at December 31, 2023 and 2022.
Consolidated Limited Partnerships and LLCs
As of December 31, 2023 and 2022 the Company consolidated limited partnerships and LLCs for which it was identified as the primary beneficiary under the VIE model. Included in other invested assets, mortgage loans on real estate, other equity investments, trading securities, cash and other liabilities in the Company’s consolidated balance sheets at December 31, 2023 and 2022 are total net assets of $1.8 billion and $644 million, respectively related to these VIEs.
Consolidated AB-Sponsored Investment Funds
Included in the Company’s consolidated balance sheets as of December 31, 2023 and 2022 are assets of $309 million and $581 million, liabilities of $10 million and $56 million, and redeemable noncontrolling interests of $203 million and $369 million, respectively, associated with the consolidation of AB-sponsored investment funds under the VIE model. Also included in the Company’s consolidated balance sheets as of December 31, 2023 and 2022 are assets of $121 million and $0 million, liabilities of $3 million and $0 million, and redeemable noncontrolling interests of $7 million and $0 million, respectively, from consolidation of AB-sponsored investment funds under the VOE model.
Non-Consolidated VIEs
As of December 31, 2023 and 2022 respectively, the Company held approximately $2.6 billion and $2.4 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including CLOs, hedge funds, private equity funds and real estate-related funds. The Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $268.6 billion and $282.5 billion as of December 31, 2023 and 2022 respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $2.6 billion and $2.4 billion and approximately $1.3 billion and $1.3 billion of unfunded commitments as of December 31, 2023 and 2022, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
Non-Consolidated AB-Sponsored Investment Products
As of December 31, 2023 and 2022, the net assets of investment products sponsored by AB that are non-consolidated VIEs are approximately $54.6 billion and $46.4 billion, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is its investment of $10 million and $6 million as of December 31, 2023 and 2022. The Company has no further commitments to or economic interest in these VIEs.
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
MRB Update
The Company updates its assumptions to reflect emerging experience for withdrawals, mortality and lapse election. This includes actuarial judgement informed by actual experience of how policy holders are expected to use these policies in the future. In addition, as part of the 2021 assumption update, the reference interest rate utilized in our GAAP fair value calculations was updated from the LIBOR swap curve to the US Treasury curve due to the impending

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

cessation of LIBOR and our GAAP fair value liability risk margins. There were no other significant change to the process used to calculate the MRB balances.
LFPB Update
The significant assumptions for the LFPB balances include mortality and lapses for our Traditional life businesses. The primary assumption for the payout block of business is mortality. Impacts to expected net premiums and expected future policy benefits due to assumption changes in 2021 can be observed in the liability for future policy benefit roll forward tables.
Additional Liability Update
The significant assumptions for the additional insurance liability balances include mortality, lapses, premium payment pattern, and interest crediting assumption.
Impact of Assumption Updates
The net impact of assumption changes during 2023 decreased other income by $9 million, increased remeasurement of liability for future policy benefits by $51 million, decreased policy benefits by $2 million, and decreased the change in market risk benefits and purchased market risk benefits by $53 million. This resulted in a decrease in income (loss) from operations, before income taxes of $5 million and decreased net income (loss) by $4 million.
The net impact of this assumption update during 2022 increased remeasurement of liability for future policy benefits by $14 million, decreased policyholders’ benefits by $13 million, increased change in market risk benefits and purchased market risk benefits by $204 million and increased interest credited to policyholder’s account balances by $1 million. This resulted in a decrease in income (loss) from operations, before income taxes of $206 million and decreased net income (loss) by $163 million.
The net impact of this assumption update during 2021 increased remeasurement of liability for future policy benefits by $33 million, increased policyholders’ benefits by $11 million, decreased change in market risk benefits and purchased market risk benefits by $446 million, increased interest credited to policyholder’s account balances by $1 million and increased amortization of DAC by $1 million. This resulted in an increase in income (loss) from operations, before income taxes of $400 million and increased net income (loss) by $316 million.
Model Changes
There were no material model changes during 2023, 2022 and 2021.

Out of Period Adjustment
During the year ended December 31, 2023, the Company recorded an out of period adjustment to correct the Treasury Inflation-Protected Securities (TIPS) hedging income. The hedging impact was incorrectly recorded in accumulated other comprehensive income. The impact resulted in an increase of $46.4 million, net of taxes in net investment income and a decrease in accumulated other comprehensive income. The correction was recorded in Corporate & Other. The impact associated with this correction was not considered material to the financial statements of any previously filed interim or annual periods.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of December 31, 2023 and 2022 was $626 million and $591 million, respectively. There was no accrued interest written off for AFS fixed maturities for the years ended December 31, 2023, 2022 and 2021.
The following tables provide information relating to the Company’s fixed maturities classified as AFS:
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
December 31, 2023
Fixed Maturities:
Corporate (1)	$49,786	$4	$320	$5,360	$44,742
U.S. Treasury, government and agency	5,735	—	2	1,106	4,631
States and political subdivisions	614	—	9	74	549
Foreign governments	719	—	3	111	611
Residential mortgage-backed (2)	2,470	—	18	133	2,355
Asset-backed (3)	11,058	—	52	109	11,001
Commercial mortgage-backed	3,595	—	2	515	3,082
Redeemable preferred stock	56	—	3	—	59
Total at December 31, 2023	$74,033	$4	$409	$7,408	$67,030
December 31, 2022:
Fixed Maturities:
Corporate (1)	$50,712	$24	$89	$7,206	$43,571
U.S. Treasury, government and agency	7,054	—	1	1,218	5,837
States and political subdivisions	609	—	7	89	527
Foreign governments	985	—	2	151	836
Residential mortgage-backed (2)	908	—	1	87	822
Asset-backed (3)	8,859	—	4	373	8,490
Commercial mortgage-backed	3,823	—	—	588	3,235
Redeemable preferred stock	41	—	2	—	43
Total at December 31, 2022	$72,991	$24	$106	$9,712	$63,361
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
The contractual maturities of AFS fixed maturities as of December 31, 2023 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or pre-payment penalties.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
December 31, 2023
Contractual maturities:
Due in one year or less	$1,524	$1,509
Due in years two through five	14,556	14,071
Due in years six through ten	16,627	15,585
Due after ten years	24,143	19,368
Subtotal	56,850	50,533
Residential mortgage-backed	2,470	2,355
Asset-backed	11,058	11,001
Commercial mortgage-backed	3,595	3,082
Redeemable preferred stock	56	59
Total at December 31, 2023	$74,029	$67,030

The following table shows proceeds from sales, gross gains (losses) from sales and allowance for credit losses for AFS fixed maturities:
Proceeds from Sales, Gross Gains (Losses) from Sales and Allowance for Credit and Intent to Sell Losses for AFS Fixed Maturities

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Proceeds from sales	$6,790	$11,932	$27,363
Gross gains on sales	$10	$45	$1,152
Gross losses on sales	$(504)	$(663)	$(195)

Net (increase) decrease in Allowance for Credit and Intent to Sell losses	$(70)	$(247)	$(16)

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts:
AFS Fixed Maturities - Credit and Intent to Sell Loss Impairments

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Balance, beginning of year	$36	$44	$32
Previously recognized impairments on securities that matured, paid, prepaid or sold	(67)	(263)	(4)
Recognized impairments on securities impaired to fair value this period (1) (2)	52	246	—
Credit losses recognized this period on securities for which credit losses were not previously recognized	15	—	9
Additional credit losses this period on securities previously impaired	12	9	7
Balance, end of year	$48	$36	$44
______________
(1)Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

(2)Amounts reflected for the year ended December 31, 2023 represent AFS fixed maturities in an unrealized loss position, which the Company sold in anticipation of Equitable Financial’s ordinary dividend to Holdings. Amounts reflected for the year ended December 31, 2022 represent an impairment on AFS securities of $245 million related to the Global Atlantic Transaction. See Note 13 of the Notes to these Consolidated Financial Statements for additional details on the Global Atlantic Transaction.
The tables below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI:
Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Year Ended December 31, 2023
	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, beginning of year	$(9,606)	$—	$41	$440	$(9,125)
Net investment gains (losses) arising during the period	2,048	—	—	—	2,048
Reclassification adjustment:
Included in net income (loss)	563	—	—	—	563
Impact of net unrealized investment gains (losses)	—	—	9	(551)	(542)
Net unrealized investment gains (losses) excluding credit losses	(6,995)	—	50	(111)	(7,056)
Net unrealized investment gains (losses) with credit losses	(4)	—	—	1	(3)
Balance, end of year	$(6,999)	$—	$50	$(110)	$(7,059)

	Year Ended December 31, 2022
Balance, beginning of year	$4,809	$—	$(169)	$(974)	$3,666
Net investment gains (losses) arising during the period	(15,275)	—	—	—	(15,275)
Reclassification adjustment:
Included in net income (loss)	867	—	—	—	867
Other (1)	—	—	—	(1,569)	(1,569)
Impact of net unrealized investment gains (losses)	—	—	210	2,982	3,192
Net unrealized investment gains (losses) excluding credit losses	(9,599)	—	41	439	(9,119)
Net unrealized investment gains (losses) with credit losses	(7)	—	—	1	(6)
Balance, end of year	$(9,606)	$—	$41	$440	$(9,125)

	Year Ended December 31, 2021
Balance, beginning of year	$8,811	$(1,548)	$(1,065)	$(1,302)	$4,896
Transition adjustment (2)	—	1,548	(77)	—	1,471
Net investment gains (losses) arising during the period	(3,122)	—	—	—	(3,122)
Reclassification adjustment:
Included in net income (loss)	(846)	—	—	—	(846)
Other (3)	(33)	—	—	—	(33)
Impact of net unrealized investment gains (losses)	—	—	973	328	1,301
Net unrealized investment gains (losses) excluding credit losses	4,810	—	(169)	(974)	3,667

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

Net unrealized investment gains (losses) with credit losses	(1)	—	—	—	(1)
Balance, end of year	$4,809	$—	$(169)	$(974)	$3,666
______________
(1)    Reflects a Deferred Tax Asset valuation allowance of $1.6 billion recorded during the fourth quarter of 2022. See Note 18 of the Notes to these Consolidated Financial Statements for additional details.
(2)    Reflects transition adjustment of DAC and Policyholder Liabilities under the adoption of ASU 2018-12 effective January 1, 2021.Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments.
(3)    Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments.
The following tables disclose the fair values and gross unrealized losses of the 4,402 issues as of December 31, 2023 and the 5,209 issues as of December 31, 2022 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
December 31, 2023
Fixed Maturities:
Corporate	$2,228	$126	$33,135	$5,231	$35,363	$5,357
U.S. Treasury, government and agency	111	2	4,447	1,104	4,558	1,106
States and political subdivisions	10	—	300	74	310	74
Foreign governments	15	2	517	109	532	111
Residential mortgage-backed	210	2	1,044	131	1,254	133
Asset-backed	528	1	5,522	108	6,050	109
Commercial mortgage-backed	92	11	2,856	504	2,948	515
Total at December 31, 2023	$3,194	$144	$47,821	$7,261	$51,015	$7,405

December 31, 2022:
Fixed Maturities:
Corporate	$24,580	$2,668	$16,534	$4,536	$41,114	$7,204
U.S. Treasury, government and agency	5,564	1,200	204	18	5,768	1,218
States and political subdivisions	130	25	173	64	303	89
Foreign governments	349	42	417	109	766	151
Residential mortgage-backed	671	49	83	38	754	87
Asset-backed	6,298	230	1,765	143	8,063	373
Commercial mortgage-backed	1,577	201	1,640	387	3,217	588
Total at December 31, 2022	$39,169	$4,415	$20,816	$5,295	$59,985	$9,710

The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.8% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of December 31, 2023 and 2022 were $360 million and $327 million, respectively, representing 8.2% and 10.4% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of December 31, 2023 and 2022, respectively, approximately $2.6 billion and $2.9 billion, or 3.5% and 4.0%, of the $74.0 billion and $73.0 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

securities had gross unrealized losses of $101 million and $208 million as of December 31, 2023 and 2022, respectively.
As of December 31, 2023 and 2022, respectively, the $7.3 billion and $5.3 billion of gross unrealized losses of twelve months or more were primarily concentrated in corporate securities. In accordance with the policy described in Note 2 of the Notes to these Consolidated Financial Statements, the Company concluded that an adjustment to the allowance for credit losses for these securities was not warranted at either December 31, 2023 or December 31, 2022. As of December 31, 2023 and 2022, the Company did not intend to sell the securities nor was it more likely than not be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of December 31, 2023, the Company determined that the unrealized loss was primarily due to increases in interest rates and credit spreads.
Securities Lending
Beginning in 2023, the Company has entered into securities lending agreements with an agent bank whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of December 31, 2023, the estimated fair value of loaned securities was $113 million. The agreements require a minimum of 102% of the fair value of the loaned securities to be held as cash collateral, calculated daily. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. As of December 31, 2023, cash collateral received in the amount of $116 million, was invested by the agent bank. A securities lending payable for the overnight and continuous loans is included in other liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as net investment income and were not material for the year ended December 31, 2023.
Mortgage Loans on Real Estate
In September 2023, the Company began investing in residential mortgage loans. Accrued interest receivable on commercial, agricultural and residential mortgage loans as of December 31, 2023 and 2022 was $82 million and $71 million, respectively. There was no accrued interest written off for commercial, agricultural and residential mortgage loans for the years ended December 31, 2023 and 2022.
As of December 31, 2023, the Company had one commercial mortgage loan for which foreclosure was probable. That loan has an amortized cost of $108 million and an associated allowance of $54 million.
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial, agricultural and residential mortgage loans were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Allowance for credit losses on mortgage loans:
Commercial mortgages:
Balance, beginning of year	$123	$57	$77
Current-period provision for expected credit losses	149	66	(20)
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—
Net change in allowance	149	66	(20)
Balance, end of year	$272	$123	$57

Agricultural mortgages:
Balance, beginning of year	$6	$5	$4
Current-period provision for expected credit losses	—	1	1
Write-offs charged against the allowance	—	—	—

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Recoveries of amounts previously written off	—	—	—
Net change in allowance	—	1	1
Balance, end of year	$6	$6	$5

Residential mortgages:
Balance, beginning of year	$—	$—	$—
Current-period provision for expected credit losses	1	—	—
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—
Net change in allowance	1	—	—
Balance, end of year	$1	$—	$—

Total allowance for credit losses	$279	$129	$62

The change in the allowance for credit losses is attributable to:
•increases/decreases in the loan balance due to new originations, maturing mortgages, and loan amortization; and
•changes in credit quality and economic assumptions.
Credit Quality Information
The Company’s commercial and agricultural mortgage loans segregated by risk rating exposure were as follows:
Loan to Value (“LTV”) Ratios (1) (3)

	December 31, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial and agricultural mortgage loans:
Commercial:
0% - 50%	$249	$164	$129	$35	$—	$1,557	$—	$—	$2,134
50% - 70%	924	1,916	671	750	299	2,319	463	96	7,438
70% - 90%	308	1,197	1,236	523	245	1,384	37	35	4,965
90% plus	—	—	66	54	92	858	—	—	1,070
Total commercial	$1,481	$3,277	$2,102	$1,362	$636	$6,118	$500	$131	$15,607

Agricultural:
0% - 50%	$102	$162	$191	$235	$132	$802	$—	$—	$1,624
50% - 70%	60	146	152	201	58	288	—	—	905
70% - 90%	—	—	—	—	—	16	—	—	16
90% plus	—	—	—	—	—	—	—	—	—
Total agricultural	$162	$308	$343	$436	$190	$1,106	$—	$—	$2,545

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	December 31, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Total commercial and agricultural mortgage loans:
0% - 50%	$351	$326	$320	$270	$132	$2,359	$—	$—	$3,758
50% - 70%	984	2,062	823	951	357	2,607	463	96	8,343
70% - 90%	308	1,197	1,236	523	245	1,400	37	35	4,981
90% plus	—	—	66	54	92	858	—	—	1,070
Total commercial and agricultural mortgage loans	$1,643	$3,585	$2,445	$1,798	$826	$7,224	$500	$131	$18,152

Debt Service Coverage (“DSC”) Ratios (2) (3)

	December 31, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial and agricultural mortgage loans:
Commercial:
Greater than 2.0x	$175	$693	$1,125	$1,135	$249	$3,273	$—	$—	$6,650
1.8x to 2.0x	—	—	182	167	171	662	383	96	1,661
1.5x to 1.8x	80	1,060	234	—	162	924	—	—	2,460
1.2x to 1.5x	690	687	457	—	11	838	41	—	2,724
1.0x to 1.2x	528	668	38	—	43	317	76	35	1,705
Less than 1.0x	8	169	66	60	—	104	—	—	407
Total commercial	$1,481	$3,277	$2,102	$1,362	$636	$6,118	$500	$131	$15,607

Agricultural:
Greater than 2.0x	$7	$50	$36	$59	$20	$179	$—	$—	$351
1.8x to 2.0x	18	16	56	33	23	61	—	—	207
1.5x to 1.8x	12	50	31	109	17	193	—	—	412
1.2x to 1.5x	46	111	148	170	98	365	—	—	938
1.0x to 1.2x	47	57	68	57	26	284	—	—	539
Less than 1.0x	32	24	4	8	6	24	—	—	98
Total agricultural	$162	$308	$343	$436	$190	$1,106	$—	$—	$2,545

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	December 31, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Total commercial and agricultural mortgage loans:
Greater than 2.0x	$182	$743	$1,161	$1,194	$269	$3,452	$—	$—	$7,001
1.8x to 2.0x	18	16	238	200	194	723	383	96	1,868
1.5x to 1.8x	92	1,110	265	109	179	1,117	—	—	2,872
1.2x to 1.5x	736	798	605	170	109	1,203	41	—	3,662
1.0x to 1.2x	575	725	106	57	69	601	76	35	2,244
Less than 1.0x	40	193	70	68	6	128	—	—	505
Total commercial and agricultural mortgage loans	$1,643	$3,585	$2,445	$1,798	$826	$7,224	$500	$131	$18,152
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
The amortized cost of residential mortgage loans by credit quality indicator and origination year was as follows:

	December 31, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
Performance indicators: (1)
Performing	$98	$121	$74	$2	$1	$2	$298
Nonperforming	—	—	—	—	—	—	—
Total	$98	$121	$74	$2	$1	$2	$298
______________
(1)The Company began investing in residential mortgages in 2023. Therefore, 2022 comparative information is not applicable.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

Past-Due and Nonaccrual Mortgage Loan Status
The aging analysis of past-due mortgage loans were as follows:
Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
December 31, 2023:
Mortgage loans:
Commercial	$32	$—	$—	$32	$15,341	$15,373	$234	$15,607	$—	$7
Agricultural	7	5	40	52	2,474	2,526	19	2,545	—	—
Residential	—	—	—	—	298	298	—	298	—	—
Total	$39	$5	$40	$84	$18,113	$18,197	$253	$18,450	$—	$7

December 31, 2022:
Mortgage loans:
Commercial	$56	$—	$—	$56	$13,964	$14,020	$—	$14,020	$—	$—
Agricultural	3	5	13	21	2,553	2,574	16	2,590	—	—
Residential	—	—	—	—	—	—	—	—	—	—
Total	$59	$5	$13	$77	$16,517	$16,594	$16	$16,610	$—	$—
_______________
(1)Amounts presented at amortized cost basis.
As of December 31, 2023 and 2022, the amortized cost of problem mortgage loans that had been classified as non-accrual loans were $127 million and $16 million, respectively.
Troubled Debt Restructuring
During 2023, the Company granted modification of interest rates on four commercial mortgage loans, but not to market terms and required management of excess cash. The loans have an amortized cost of $234 million which represents 1.5% of total commercial mortgage loans. Two of the four loans also have term extensions of 17 months to 4 years. The impact to Investment income or gains (losses) as a result of these modifications in 2023 was not material to the consolidated financial statements. For the accounting policy pertaining to our TDRs see Note 2 of the Notes to these Consolidated Financial Statements.

During the years ended December 31, 2022 and 2021 the Company identified an immaterial amount of TDRs.
Equity Securities
The breakdown of unrealized and realized gains and (losses) on equity securities was as follows:
Unrealized and Realized Gains (Losses) from Equity Securities

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$35	$(114)	$(19)
Net investment gains (losses) recognized on securities sold during the period	(8)	(36)	45
Unrealized and realized gains (losses) on equity securities	$27	$(150)	$26

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

Trading Securities
As of December 31, 2023 and 2022, respectively, the fair value of the Company’s trading securities was $1.1 billion and $677 million. As of December 31, 2023 and 2022, respectively, trading securities included the General Account’s investment in Separate Accounts had carrying values of $49 million and $39 million.
The breakdown of net investment income (loss) from trading securities was as follows:
Net Investment Income (Loss) from Trading Securities

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$82	$(198)	$(274)
Net investment gains (losses) recognized on securities sold during the period	(5)	—	248
Unrealized and realized gains (losses) on trading securities	77	(198)	(26)
Interest and dividend income from trading securities	33	29	99
Net investment income (loss) from trading securities	$110	$(169)	$73
Fixed maturities, at fair value using the fair value option
The breakdown of net investment income (loss) from fixed maturities, at fair value using the fair value option were as follows:
Net Investment Income (Loss) from Fixed Maturities, at Fair Value using the Fair Value Option

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$23	$(14)	$12
Net investment gains (losses) recognized on securities sold during the period	(19)	2	4
Unrealized and realized gains (losses) from fixed maturities	4	(12)	16
Interest and dividend income from fixed maturities	10	7	19
Net investment income (loss) from fixed maturities	$14	$(5)	$35

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

Net Investment Income (Loss)
The following table breaks out net investment income (loss) by asset category:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Fixed maturities	$3,107	$2,625	$2,440
Mortgage loans on real estate	806	587	546
Other equity investments	77	134	609
Policy loans	216	215	203
Trading securities	110	(169)	73
Other investment income	98	33	17
Fixed maturities, at fair value using the fair value option	14	(5)	35
Gross investment income (loss)	4,428	3,420	3,923
Investment expenses	(108)	(105)	(77)
Net investment income (loss)	$4,320	$3,315	$3,846
Investment Gains (Losses), Net
Investment gains (losses), net, including changes in the valuation allowances and credit losses are as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Fixed maturities	$(563)	$(868)	$847
Mortgage loans on real estate	(151)	(66)	19
Other equity investments	—	—	—
Other	1	(11)	2
Investment gains (losses), net	$(713)	$(945)	$868

For the years ended December 31, 2023, 2022 and 2021, respectively, investment results passed through to certain participating group annuity contracts as interest credited to policyholders’ account balances totaled $1 million, $1 million and $2 million.

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
For GMxB features, the Company retains certain risks including basis, credit spread, and some volatility risk and risk associated with actual experience versus expected actuarial assumptions for mortality, lapse and surrender, withdrawal and policyholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMxB features that result from financial markets movements. A portion of exposure to realized equity volatility is hedged using equity options and variance swaps and a portion of exposure to credit risk is hedged using total return swaps on fixed income indices. Additionally, the Company is party to total return swaps for which the reference U.S. Treasury securities are contemporaneously purchased from the market and sold to the swap counterparty. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, the Company derecognizes these securities with consequent gain or loss from the sale. The Company has also purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company. The reinsurance of these features is accounted for as purchased market risk benefits. In addition, on June 1, 2021, we ceded legacy variable annuity policies sold by Equitable Financial between 2006-2008 (the “Block”), comprised of non-New York “Accumulator” policies containing fixed rate GMIB and/or GMDB guarantees to CS Life. As this contract provides full risk transfer and thus has the same risk attributes as the underlying direct contracts, the benefits of this treaty are accounted for in the same manner as the underlying gross reserves and therefore the amounts due from reinsurers related to the GMIB with NLG are accounted for as purchased market risk benefits.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

The following table presents the gross notional amount and fair value of the Company’s derivatives:

Derivative Instruments by Category

	December 31, 2023				December 31, 2022
		Fair Value				Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivatives	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivatives
	(in millions)
Derivatives: designated for hedge accounting (1)
Cash flow hedges:
Currency swaps	$2,358	$79	$90	$(11)	$1,431	$99	$85	$14
Interest swaps	952	—	311	(311)	955	—	294	(294)
Total: designated for hedge accounting	3,310	79	401	(322)	2,386	99	379	(280)
Derivatives: not designated for hedge accounting (1)
Equity contracts:
Futures	7,877	—	4	(4)	5,151	2	—	2
Swaps	15,021	53	10	43	11,188	39	9	30
Options	53,927	13,213	3,129	10,084	40,122	7,583	3,412	4,171
Interest rate contracts:
Futures	8,094	—	—	—	12,693	—	—	—
Swaps	2,887	118	2	116	1,515	—	166	(166)
Credit contracts:
Credit default swaps	242	9	6	3	327	18	9	9
Currency contracts:
Currency swaps	823	—	27	(27)	397	4	13	(9)
Currency forwards	36	20	21	(1)	62	31	32	(1)
Other freestanding contracts:
Margin	—	468	—	468	—	226	—	226
Collateral	—	75	9,232	(9,157)	—	142	4,472	(4,330)
Total: not designated for hedge accounting	88,907	13,956	12,431	1,525	71,455	8,045	8,113	(68)

Embedded derivatives:
SCS, SIO, MSO and IUL indexed features (2)	—	—	10,745	(10,745)	—	—	4,164	(4,164)
Total embedded derivatives	—	—	10,745	(10,745)	—	—	4,164	(4,164)

Total derivative instruments	$92,217	$14,035	$23,577	$(9,542)	$73,841	$8,144	$12,656	$(4,512)
___________
(1)Reported in other invested assets in the consolidated balance sheets.
(2)Reported in policyholders’ account balances in the consolidated balance sheets.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

The following table presents the effects of derivative instruments on the consolidated statements of income and comprehensive income (loss):
Derivative Instruments by Category

	Year Ended December 31, 2023				Year Ended December 31, 2022
	Net Derivatives Gain (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gain (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: designated for hedge accounting
Cash flow hedges:
Currency swaps	$(4)	$13	$(23)	$(12)	$19	$7	$(4)	$24
Interest swaps	(18)	58	—	(40)	(86)	—	—	206
Total: designated for hedge accounting	(22)	71	(23)	(52)	(67)	7	(4)	230
Derivatives: not Designated for hedge accounting
Equity contracts:
Futures	(73)	—	—	—	285	—	—	—
Swaps	(1,990)	—	—	—	2,644	—	—	—
Options	5,711	—	—	—	(2,750)	—	—	—
Interest rate contracts:
Futures	39	—	—	—	(1,688)	—	—	—
Swaps	12	—	—	—	(492)	—	—	—
Credit contracts:
Credit default swaps	(7)	—	—	—	7	—	—	—
Currency contracts:
Currency swaps	(23)	—	—	—	10	—	—	—
Currency forwards	—	—	—	—	3	—	—	—
Other freestanding contracts:
Margin	—	—	—	—	—	—	—	—
Collateral	—	—	—	—	—	—	—	—
Total: not designated for hedge accounting	3,669	—	—	—	(1,981)	—	—	—

Embedded derivatives:
SCS, SIO,MSO and IUL indexed features	(6,044)	—	—	—	2,955	—	—	—
Total embedded derivatives	(6,044)	—	—	—	2,955	—	—	—

Total derivative instruments	$(2,397)	$71	$(23)	$(52)	$907	$7	$(4)	$230
______________
(1)Reported in net derivative gains (losses) in the consolidated statements of income (loss).

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2021
	Net Derivatives Gain (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: designated for hedge accounting
Cash flow hedges:
Currency swaps	$(2)	$—	$(45)	$5
Interest swaps	(69)	—	—	(87)
Total: designated for hedge accounting	(71)	—	(45)	(82)
Derivatives: not Designated for hedge accounting
Equity contracts:
Futures	(567)	—	—	—
Swaps	(3,614)	—	—	—
Options	3,886	—	—	—
Interest rate contracts:
Futures	(728)	—	—	—
Swaps	(2,317)	—	—	—
Credit contracts:
Credit default swaps	(2)	—	—	—
Currency contracts:
Currency swaps	3	—	—	—
Currency forwards	2	—	—	—
Total: not designated for hedge accounting	(3,337)	—	—	—

Embedded derivatives:
SCS, SIO,MSO and IUL indexed features	(3,835)	—	—	—
Total embedded derivatives	(3,835)	—	—	—

Total derivative instruments (2)	$(7,243)	$—	$(45)	$(82)
(1)Reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2)Excludes settlement fees of $45 million and attributed fees of $(7) million on CS Life reinsurance contract and ACS change in policy reserves of $55 million for the year ended December 31, 2021.
.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

The following table presents a roll-forward of cash flow hedges recognized in AOCI:
Roll-forward of Cash flow hedges in AOCI

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Balance, beginning of period	$22	$(208)	$(126)
Amount recorded in AOCI
Currency swaps	(23)	29	(35)
Interest swaps	(17)	102	(183)
Total amount recorded in AOCI	(40)	131	(218)
Amount reclassified from (to) income to AOCI
Currency swaps (1)	11	(5)	40
Interest swaps (1)	(22)	104	96
Total amount reclassified from (to) income to AOCI	(11)	99	136
Balance, end of period (2)	$(29)	$22	$(208)
_______________
(1)    Currency swaps income is reported in net investment income in the consolidated statements of income (loss). Interest swaps income is reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2)    The Company does not estimate the amount of the deferred losses in AOCI at December 31, 2023, 2022 and 2021 which will be released and reclassified into net income (loss) over the next 12 months as the amounts cannot be reasonably estimated.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts as of December 31, 2023 and 2022 are exchange-traded and net settled daily in cash. As of December 31, 2023 and 2022, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $369 million and $247 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $120 million and $113 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and EAFE indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $14 million and $16 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of December 31, 2023 and 2022, respectively, the Company held $9.2 billion and $4.5 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $75 million and $142 million as of December 31, 2023 and 2022, respectively, in the normal operation of its collateral arrangements. The Company is exposed to losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

As of December 31, 2023 and 2022, there were no net liability derivative positions with counterparties with credit risk-related contingent features whose credit rating has fallen. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.
The following tables present information about the Company’s offsetting of financial assets and liabilities and derivative instruments:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of December 31, 2023

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (3)	Net Amount
	(in millions)
Assets:
Derivative assets (1)	$14,036	$9,543	$4,493	$(3,254)	$1,239
Secured lending	116	—	116	—	116
Other financial assets	2,110	—	2,110	—	2,110
Other invested assets	$16,262	$9,543	$6,719	$(3,254)	$3,465

Liabilities:
Derivative liabilities (2)	$9,579	$9,543	$36	$—	$36
Secured lending	116	—	$116	—	116
Other financial liabilities	5,936	—	5,936	—	5,936
Other liabilities	$15,631	$9,543	$6,088	$—	$6,088
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
The carrying value of goodwill from the Company’s Investment Management reporting unit totaled $5.1 billion and $5.1 billion at December 31, 2023 and 2022, resulting from its investment in AB as well as direct strategic acquisitions of AB, including its purchases of Sanford C. Bernstein, Inc and CarVal.
On November 22, 2022, AB and Société Générale, a leading European bank, announced plans to form a joint venture combining their respective cash equities and research businesses, as such AB’s Bernstein Research Services business was classified as held-for-sale and $170 million of goodwill recorded was allocated to the held-for-sale disposal group. See Note 25 of the Notes to these Consolidated Financial Statements for additional information.
As of December 31, 2023 and 2022, the Company’s annual testing resulted in no impairment of this goodwill, as the fair value of the reporting unit exceeded its carrying amount at each respective date.
Other Intangible Assets
The Company’s intangible assets primarily relate to amounts assigned to acquired investment management contracts based on their estimated fair values at the time of acquisition, less accumulated amortization.
The gross carrying amount of AB-related intangible assets was $1.2 billion as of December 31, 2023 and $1.2 billion as of December 31, 2022, and the accumulated amortization of these intangible assets was $911 million and $853 million as of December 31, 2023 and 2022, respectively. Amortization expense for AB-related intangible assets totaled $58 million, $43 million, and $21 million for 2023, 2022 and 2021, respectively. Estimated annual amortization expense for each of the next five years is approximately $59 million, $59 million, $59 million, $38 million and $38 million, respectively.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

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
Summarized financial information for the Company’s Closed Block is as follows:

	December 31,
	2023	2022
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$5,461	$5,692
Other liabilities	57	68
Total Closed Block liabilities	5,518	5,760

Assets Designated to the Closed Block:
Fixed maturities AFS, at fair value (amortized cost of $2,945 and $3,171) (allowance for credit losses of $0 and $0)	2,800	2,948
Mortgage loans on real estate (net of allowance for credit losses of $13 and $4)	1,612	1,645
Policy loans	554	569
Cash and other invested assets	58	—
Other assets	150	187
Total assets designated to the Closed Block	5,174	5,349

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	December 31,
	2023	2022

Excess of Closed Block liabilities over assets designated to the Closed Block	344	411
Amounts included in AOCI:
Net unrealized investment gains (losses), net of policyholders’ dividend obligation: $0 and $0; and net of income tax: $31 and $47	(115)	(177)
Maximum future earnings to be recognized from Closed Block assets and liabilities	$229	$234

The Company’s Closed Block revenues and expenses were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Revenues:
Premiums and other income	$115	$125	$144
Net investment income (loss)	209	221	237
Investment gains (losses), net	(8)	(3)	4
Total revenues	316	343	385

Benefits and Other Deductions:
Policyholders’ benefits and dividends	309	330	375
Other operating costs and expenses	—	2	3
Total benefits and other deductions	309	332	378
Net income (loss), before income taxes	7	11	7
Income tax (expense) benefit	(2)	3	(3)
Net income (loss)	$5	$14	$4
7)    DAC AND OTHER DEFERRED ASSETS/LIABILITIES

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

The following table presents a reconciliation of DAC to the consolidated balance sheets:

	December 31,
	2023	2022
	(in millions)
Protection Solutions
Term	$337	$362
Universal Life	174	179
Variable Universal Life	987	889
Indexed Universal Life	188	185
Individual Retirement
GMxB Core	1,602	1,625
EQUI-VEST Individual	155	156
Investment Edge	172	148
SCS	1,571	1,279
Legacy Segment
GMxB Legacy	555	593
Group Retirement
EQUI-VEST Group	742	710
Momentum	82	89
Corporate and Other	116	127
Other	24	27
Total	$6,705	$6,369

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
During the third quarter of 2023, 2022 and 2021, we completed our annual assumption update and the impact to the current period amortization of DAC and DAC like balances due to the new assumptions is immaterial. There were as no other material changes to the inputs, judgements or calculation processes used in the DAC calculation this period or year.

Changes in the DAC asset were as follows:

	Year Ended December 31, 2023
	Protection Solutions				Individual Retirement				Legacy	Group Retirement		Corporate and Other	Total
	Term	UL	VUL	IUL	GMxB Core	EI	IE	SCS	GMxB Legacy	EG	Momentum	CB (1)
	(in millions)
Balance, beginning of year	$362	$179	$889	$185	$1,625	$156	$148	$1,279	$593	$710	$89	$127	$6,342
Capitalization	14	7	155	14	121	11	38	507	26	73	10	—	976
Amortization (2)	(39)	(12)	(57)	(11)	(144)	(12)	(14)	(215)	(64)	(41)	(17)	(11)	(637)
Balance, end of year	$337	$174	$987	$188	$1,602	$155	$172	$1,571	$555	$742	$82	$116	$6,681
______________
(1)“CB” defined as Closed Block.
(2)DAC amortization of $4 million related to Other not reflected in table above.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2022
	Protection Solutions				Individual Retirement				Legacy	Group Retirement		Corporate and Other	Total
	Term	UL	VUL	IUL	GMxB Core	EI	IE	SCS	GMxB Legacy	EG	Momentum	CB
	(in millions)
Balance, beginning of year	$385	$180	$799	$180	$1,653	$156	$121	$1,070	$631	$677	$94	$138	$6,084
Capitalization	18	11	142	16	109	12	40	378	27	74	14	—	841
Amortization (1)	(41)	(12)	(52)	(11)	(137)	(12)	(13)	(169)	(65)	(41)	(19)	(11)	(583)
Balance, end of year	$362	$179	$889	$185	$1,625	$156	$148	$1,279	$593	$710	$89	$127	$6,342
______________
(1)DAC amortization of $3 million related to Other not reflected in table above.

	Year Ended December 31, 2021
	Protection Solutions				Individual Retirement				Legacy	Group Retirement		Corporate and Other	Total
	Term	UL	VUL	IUL	GMxB Core	EI	IE	SCS	GMxB Legacy	EG	Momentum	CB
	(in millions)
Balance beginning of the year	$403	$177	$714	$162	$1,646	$154	$94	$855	$667	$634	$101	$150	$5,757
Capitalization	26	15	133	28	141	15	38	350	30	84	16	—	876
Amortization (2)	(44)	(12)	(48)	(10)	(134)	(13)	(11)	(135)	(66)	(41)	(23)	(12)	(549)
Balance, December 31, 2021	$385	$180	$799	$180	$1,653	$156	$121	$1,070	$631	$677	$94	$138	$6,084
______________
(1)    DAC amortization of $3 million related to Other not reflected in table above.

Changes in the Individual Retirement sales inducement assets were as follows:

	Year Ended December 31,
	2023		2022		2021
	GMxB Core	GMxB Legacy	GMxB Core	GMxB Legacy	GMxB Core	GMxB Legacy
	(in millions)

Balance, beginning of year	$137	$200	$147	$222	$158	$246
Capitalization	2	—	2	—	1	—
Amortization	(12)	(21)	(12)	(22)	(12)	(24)
Balance, end of year	$127	$179	$137	$200	$147	$222

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

Changes in the Protection Solutions unearned revenue liability were as follows:

	Year Ended December 31,
	2023			2022			2021
	UL	VUL	IUL	UL	VUL	IUL	UL	VUL	IUL
	(in millions)
Balance, beginning of year	$95	$684	$157	$80	$619	$94	$60	$566	$24
Capitalization	19	115	64	21	105	71	25	92	74
Amortization	(7)	(45)	(11)	(6)	(40)	(8)	(5)	(39)	(4)
Balance, end of year	$107	$754	$210	$95	$684	$157	$80	$619	$94

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. For the periods ended December 31, 2023 and December 31, 2022, the Company recognized impairment adjustments and impairment losses, respectively, to adjust the carrying value of held-for-sale asset and liabilities to their fair value less cost to sell. The value is measured on a nonrecurring basis and categorized within Level 3 of the fair value hierarchy. The fair value was determined using a market approach, estimated based on the negotiated value of the asset and liabilities. See Note 25 of the Notes to these Consolidated Financial Statements for additional details of the Held-for-Sale assets and liabilities.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

Fair Value Measurements as of December 31, 2023

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments
Fixed maturities, AFS:
Corporate (1)	$—	$42,584	$2,158	$44,742
U.S. Treasury, government and agency	—	4,631	—	4,631
States and political subdivisions	—	522	27	549
Foreign governments	—	611	—	611
Residential mortgage-backed (2)	—	2,355	—	2,355
Asset-backed (3)	—	10,954	47	11,001
Commercial mortgage-backed	—	3,075	7	3,082
Redeemable preferred stock	—	59	—	59
Total fixed maturities, AFS	—	64,791	2,239	67,030
Fixed maturities, at fair value using the fair value option	—	1,473	181	1,654
Other equity investments (4)	217	464	54	735
Trading securities	321	675	61	1,057
Other invested assets:
Short-term investments	—	429	—	429
Assets of consolidated VIEs/VOEs	61	350	3	414
Swaps	—	(190)	—	(190)
Credit default swaps	—	3	—	3
Futures	(4)	—	—	(4)
Options	—	10,084	—	10,084
Total other invested assets	57	10,676	3	10,736
Cash equivalents	5,901	694	—	6,595
Segregated securities	—	868	—	868
Purchased market risk benefits	—	—	9,427	9,427
Assets for market risk benefits	—	—	591	591
Separate Accounts assets (5)	124,099	2,624	—	126,723
Total Assets	$130,595	$82,265	$12,556	$225,416

Liabilities:
Notes issued by consolidated VIE’s, at fair value using the fair value option (6)	$—	$1,539	$—	$1,539
SCS, SIO, MSO and IUL indexed features’ liability	—	10,745	—	10,745
Liabilities of consolidated VIEs and VOEs	1	2	—	3
Liabilities for market risk benefits	—	—	14,612	14,612
Contingent payment arrangements	—	—	253	253
Total Liabilities	$1	$12,286	$14,865	$27,152
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(4)Includes short position equity securities of $4 million that are reported in other liabilities.
(5)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate. As of December 31, 2023, the fair value of such investments was $371 million.
(6)Accrued interest payable of $20 million is reported in Notes issued by consolidated VIE’s, at fair value using the fair value option in the consolidated balance sheets, which is not required to be measured at fair value on a recurring basis.

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

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
The Company also issues certain benefits on its variable annuity products that are accounted for as Market Risk Benefits carried at fair value and are also considered Level 3 for fair value leveling.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

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
The market risk benefits fair value will be equal to the present value of benefits less the present value of ascribed fees. Considerable judgment is utilized by management in determining the assumptions used in determining present value of benefits and ascribed fees related to lapse rates, withdrawal rates, utilization rates, non-performance risk, volatility rates, annuitization rates and mortality (collectively, the significant MRB assumptions).
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
After giving consideration to collateral arrangements, the Company reduced the fair value of its purchased MRB asset by $687 million and $1.1 billion as of December 31, 2023 and 2022, respectively, to recognize incremental counterparty non-performance risk.
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
Transfers of Financial Instruments Between Levels 2 and 3
During the year ended December 31, 2023, fixed maturities with fair values of $517 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $36 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 12.6% of total equity as of December 31, 2023.
During the year ended December 31, 2022, fixed maturities with fair values of $200 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $213 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 13.1% of total equity as of December 31, 2022.
The tables below present reconciliations for all Level 3 assets and liabilities and changes in unrealized gains (losses). Not included below are the changes in balances related to market risk benefits and purchased market risk benefits level 3 assets and liabilities, which are included in Note 10 of the Notes to these Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2023
	Corporate	State and Political Subdivisions	Asset-backed	RMBS	CMBS
	(in millions)
Balance, beginning of year	$2,121	$28	$—	$34	$32
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	6	—	—	—	—
Investment gains (losses), net	(17)	—	—	—	—
Subtotal	(11)	—	—	—	—
Other comprehensive income (loss)	50	—	—	—	(1)
Purchases	594	—	55	—	3
Sales	(272)	(1)	(8)	—	—
Settlements	—	—	—	—	—
Other	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—	—
Transfers into Level 3 (1)	11	—	—	—	—
Transfers out of Level 3 (1)	(335)	—	—	(34)	(27)
Balance, end of year	$2,158	$27	$47	$—	$7
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$4	$—	$—	$—	$(1)
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of December 31, 2023, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

	Year Ended December 31, 2023
	Fixed maturities, at FVO	Other Equity Investments (3)	Trading Securities, at Fair Value	Separate Accounts Assets	Contingent Payment Arrangement
	(in millions)
Balance, beginning of year	$224	$17	$55	$1	$(247)
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	6	(2)	—	—	—
Investment gains (losses), net	(1)	—	6	—	—
Subtotal	5	(2)	6	—	—
Other comprehensive income (loss)	—	—	—	—	—
Purchases	95	85	—	—	—
Sales	(47)	(42)	—	—	—
Settlements	—	—	—	—	1
Other	—	—	—	—	(7)
Activity related to consolidated VIEs/VOEs	—	(1)	—	—	—
Transfers into Level 3 (1)	25	—	—	—	—
Transfers out of Level 3 (1)	(121)	—	—	(1)	—

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2023
	Fixed maturities, at FVO	Other Equity Investments (3)	Trading Securities, at Fair Value	Separate Accounts Assets	Contingent Payment Arrangement
	(in millions)
Balance, end of year	$181	$57	$61	$—	$(253)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$(2)	$6	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$16	$—	$—	$—	$—

______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of December 31, 2023, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(3)Other Equity Investments include other invested assets.

	Year Ended December 31, 2022
	Corporate	State and Political Subdivisions	Asset-backed	RMBS	CMBS
	(in millions)
Balance, beginning of year	$1,504	$35	$8	$—	$20
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	5	—	—	—	—
Investment gains (losses), net	(5)	—	—	—	—
Subtotal	—	—	—	—	—
Other comprehensive income (loss)	(159)	(5)	—	—	(2)
Purchases	1,107	—	—	34	14
Sales	(378)	(2)	(2)	—	—
Settlements	—	—	—	—	—
Other	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—	—
Transfers into Level 3 (1)	168	—	—	—	—
Transfers out of Level 3 (1)	(121)	—	(6)	—	—
Balance, end of year	$2,121	$28	$—	$34	$32
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$(156)	$(5)	$—	$—	$(2)
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of December 31, 2022, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2022
	Fixed maturities, at FVO	Other Equity Investments (3)	Trading Securities, at Fair Value	Separate Accounts Assets	Contingent Payment Arrangement
	(in millions)
Balance, beginning of year	$201	$16	$65	$1	$(38)
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	(11)	(1)	—	—	—
Investment gains (losses), net	—	—	(10)	—	—
Subtotal	(11)	(1)	(10)	—	—
Other comprehensive income (loss)	—	—	—	—	—
Purchases	98	8	—	—	(231)
Sales	(36)	—	—	—	—
Settlements	—	—	—	—	—
Other	—	—	—	—	22
Activity related to consolidated VIEs/VOEs	—	(3)	—	—	—
Transfers into Level 3 (1)	45	—	—	—	—
Transfers out of Level 3 (1)	(73)	(3)	—	—	—
Balance, end of year	$224	$17	$55	$1	$(247)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$(2)	$(1)	$(10)	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—
_____________

(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of December 31, 2022, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(3)Other Equity Investments include other invested assets.
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2023

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(Dollars in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$373	Matrix pricing model	Spread over Benchmark	20 bps - 747 bps	181 bps
	979	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples Loan to value	3.3x - 29.0x 0.0% - 22.8% 0.8x - 10.0x 3.4% - 61.0%	13.6x 3.9% 6.3x 13.8%
Trading securities, at fair value	61	Discounted cash flow	Earnings multiple Discount factor Discount years	9.1x 10.0% 7
Other equity investments	2	Discounted cash flow	Earnings Multiple	3.9x - 8.4x	6.5x
Purchased MRB asset (1) (2) (4)	9,427	Discounted cash flow	Lapse rates Withdrawal rates GMIB Utilization rates Non-performance risk Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.21%-12.38% 0.07%-14.97% 0.04%-66.21% 35 bps - 97 bps 11%-28% 0.01%-0.18% 0.07%-0.53% 0.33%-42.00%	1.79% 0.46% 7.44% 45 bps 23% 3.07% (same for all ages) (same for all ages)
Liabilities:
AB Contingent consideration payable	$253	Discounted cash flow	Expected revenue growth rates Discount rate	2.0% - 83.9% 1.9% - 10.4%	10.3% 4.6%
Direct MRB (1) (2) (3) (4)	14,021	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality: Ages 0-40 Ages 41-60 Ages 61-115	118 bps 0.21%-29.37% 0.00%-14.97% 0.04%-100.00% 0.01%-0.18% 0.07%-0.53% 0.33%-42.00%	118 bps 3.07% 0.64% 5.38% 2.50% (same for all ages) (same for all ages)
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
(3)MRB liabilities are shown net of MRB assets. Net amount is made up of $14.6 billion of MRB liabilities and $591 million of MRB assets.
(4)Includes Legacy and Core products.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

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
Excluded from the tables above as of December 31, 2023 and 2022, respectively, are approximately $1.1 billion and $1.0 billion of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above as of December 31, 2023 and 2022, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit risk transfer securities, and equipment financings. Included in the tables above as of December 31, 2023 and 2022, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
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
Market Risk Benefits
Significant unobservable inputs with respect to the fair value measurement of the purchased MRB assets and MRB liabilities identified in the table above are developed using Company data. Future policyholder behavior is an unobservable market assumption and, as such, all aspects of policyholder behavior are derived based on recent historical experience. These policyholder behaviors include lapses, pro-rata withdrawals, dollar for dollar withdrawals, GMIB utilization, deferred mortality and payout phase mortality. Many of these policyholder behaviors have dynamic adjustment factors based on the relative value of the rider as compared to the account value in different economic environments. This applies to all variable annuity related products; products with GMxB riders including but not limited to GMIB, GMDB, and GWL.
Lapse rates are adjusted at the contract level based on a comparison of the value of the GMxB rider and the current policyholder account value, which include other factors such as considering surrender charges. Generally, lapse rates are assumed to be lower in periods when a surrender charge applies. A dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value as in-the-money contracts are less likely to lapse. For valuing purchased MRB assets and MRB liabilities, lapse rates vary throughout the period over which cash flows are projected.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

Carrying Value of Financial Instruments Not Otherwise Disclosed in Note 3 and Note 4 of the Notes to these Consolidated Financial Statements
The carrying values and fair values for financial instruments not otherwise disclosed in Note 3 and Note 4 of the Notes to these Consolidated Financial Statements were as follows:
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2023:
Mortgage loans on real estate	$18,171	$—	$—	$16,471	$16,471
Policy loans	$4,158	$—	$—	$4,485	$4,485
Policyholders’ liabilities: Investment contracts	$1,663	$—	$—	$1,634	$1,634
FHLB funding agreements	$7,618	$—	$7,567	$—	$7,567
FABN funding agreements	$6,267	$—	$5,840	$—	$5,840
Funding agreement-backed commercial paper (FABCP)	$939	$—	$948	$—	$948
Short-term debt (1)	$—	$—	$—	$—	$—
Long-term debt	$3,820	$—	$3,742	$—	$3,742
Separate Accounts liabilities	$10,715	$—	$—	$10,715	$10,715

December 31, 2022:
Mortgage loans on real estate	$16,481	$—	$—	$14,690	$14,690
Policy loans	$4,033	$—	$—	$4,349	$4,349
Policyholders’ liabilities: Investment contracts	$1,916	$—	$—	$1,750	$1,750
FHLB funding agreements	$8,505	$—	$8,390	$—	$8,390
FABN funding agreements	$7,095	$—	$6,384	$—	$6,384
Short-term debt (1)	$520	$—	$518	$—	$518
Long-term debt	$3,322	$—	$3,130	$—	$3,130
Separate Accounts liabilities	$10,236	$—	$—	$10,236	$10,236
_____________
(1)As of December 31, 2023 and 2022, excludes CLO short-term debt of $0 million and $239 million, respectively which is inclusive as fair valued within notes issued by consolidated VIE’s, at fair value using the fair value option.
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
Policyholder Liabilities - Investment Contracts and Separate Accounts Liabilities
The fair values for deferred annuities and certain annuities, which are included in policyholders’ account balances, and liabilities for investment contracts with fund investments in Separate Accounts, are estimated using projected cash flows discounted at rates reflecting current market rates. Significant unobservable inputs reflected in the cash flows include lapse rates and withdrawal rates. Incremental adjustments may be made to the fair value to reflect non-

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

performance risk. Certain other products such as the Company’s association plans contracts, supplementary contracts not involving life contingencies, Access Accounts and Escrow Shield Plus product reserves are held at book value.
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
9)    LIABILITIES FOR FUTURE POLICYHOLDER BENEFITS

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

The following table reconciles the net liability for future policy benefits and liability of death benefits to the liability for future policy benefits in the consolidated balance sheets:

	December 31,
	2023	2022
	(in millions)
Reconciliation
Term	$1,348	$1,365
Individual Retirement - Payout	844	828
Legacy - Payout	3,620	2,689
Group Pension - Benefit Reserve & DPL	490	523
Health	1,505	1,558
UL	1,193	1,109
Subtotal	9,000	8,072
Whole Life Closed Block and Open Block products	5,444	5,664
Other (1)	970	908
Future policyholder benefits total	15,414	14,644
Other policyholder funds and dividends payable	1,949	1,959
Total	$17,363	$16,603
_____________
(1)Primarily consists of future policy benefits related to Protective Life and Annuity, Assumed Life and Disability, Group Life Run off, Variable Interest Sensitive Life rider and Employee Benefits.

The following table summarizes balances and changes in the liability for future policy benefits for nonparticipating traditional and limited pay contracts:

	Year Ended December 31,
	2023					2022
	Protection Solutions	Individual Retirement	Legacy	Corporate & Other		Protection Solutions	Individual Retirement	Legacy	Corporate & Other
	Term	Payout	Payout	Group Pension	Health	Term	Payout	Payout	Group Pension	Health
	(in millions)
Present Value of Expected Net Premiums

Balance, beginning of year	$2,100	$—	$—	$—	$(5)	$2,485	$—	$—	$—	$22
Beginning balance at original discount rate	2,078	—	—	—	(5)	1,864	—	—	—	19
Effect of changes in cash flow assumptions	47	—	—	—	(6)	204	—	—	—	(10)
Effect of actual variances from expected experience	(37)	—	—	—	(12)	31	—	—	—	(15)
Adjusted beginning of period balance	2,088	—	—	—	(23)	2,099	—	—	—	(6)
Issuances	65	—	—	—	—	76	—	—	—	—
Interest accrual	100	—	—	—	(1)	97	—	—	—	—
Net premiums collected	(195)	—	—	—	2	(194)	—	—	—	1
Ending Balance at original discount rate	2,058	—	—	—	(22)	2,078	—	—	—	(5)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31,
	2023					2022
	Protection Solutions	Individual Retirement	Legacy	Corporate & Other		Protection Solutions	Individual Retirement	Legacy	Corporate & Other
	Term	Payout	Payout	Group Pension	Health	Term	Payout	Payout	Group Pension	Health
	(in millions)
Effect of changes in discount rate assumptions	75	—	—	—	1	22	—	—	—	—
Balance, end of year	$2,133	$—	$—	$—	$(21)	$2,100	$—	$—	$—	$(5)

Present Value of Expected Future Policy Benefits

Balance, beginning of year	$3,465	$828	$2,689	$523	$1,553	$4,294	$1,114	$2,547	$683	$2,092
Beginning balance of original discount rate	3,391	845	3,024	583	1,795	3,241	883	2,400	632	1,915
Effect of changes in cash flow assumptions	59	—	—	—	(6)	222	(2)	(1)	—	(5)
Effect of actual variances from expected experience	(45)	—	(4)	—	(22)	31	(1)	(4)	1	(13)
Adjusted beginning of period balance	3,405	845	3,020	583	1,767	3,494	880	2,395	633	1,897
Issuances	70	47	997	—	—	82	23	758	—	—
Interest accrual	167	39	88	20	57	168	40	63	21	61
Benefits payments	(312)	(91)	(265)	(67)	(152)	(353)	(98)	(192)	(71)	(163)
Ending Balance at original discount rate	3,330	840	3,840	536	1,672	3,391	845	3,024	583	1,795
Effect of changes in discount rate assumptions	150	4	(220)	(46)	(188)	74	(17)	(335)	(60)	(242)
Balance, end of year	$3,480	$844	$3,620	$490	$1,484	$3,465	$828	$2,689	$523	$1,553
Impact of flooring LFPB at zero	1	—	—	—	—	—	—	—	—	—
Net liability for future policy benefits	$1,348	844	3,620	490	1,505	1,365	828	2,689	523	1,558
Less: Reinsurance recoverable	25	(1)	(968)	—	(1,191)	21	—	(465)	—	(1,242)
Net liability for future policy benefits, after reinsurance recoverable	$1,373	$843	$2,652	$490	$314	$1,386	$828	$2,224	$523	$316

Weighted-average duration of liability for future policyholder benefits (years)	7.0	9.3	7.7	7.1	8.7	7.0	9.5	8.1	7.2	8.7

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2021
	Protection Solutions	Individual Retirement	Legacy	Corporate & Other
	Term	Payout	Payout	Group Pension	Health

Present Value of Expected Net Premiums

Balance, beginning of year	$2,492	$—	$—	$—	$35
Beginning balance at original discount rate	1,762	—	—	—	29
Effect of changes in cash flow assumptions	69	—	—	—	—
Effect of actual variances from expected experience	15	—	—	—	(8)
Adjusted beginning of year balance	1,846	—	—	—	21
Issuances	111	—	—	—	—
Interest accrual	92	—	—	—	1
Net premiums collected	(185)	—	—	—	(3)
Ending Balance at original discount rate	1,864	—	—	—	19
Effect of changes in discount rate assumptions	621	—	—	—	3
Balance, end of year	$2,485	$—	$—	$—	$22

Present Value of Expected Future Policy Benefits

Balance, beginning of year	$4,475	$1,158	$2,250	$780	$2,334
Beginning balance of original discount rate	3,184	883	1,993	686	2,028
Effect of changes in cash flow assumptions	69	34	4	(2)	—
Effect of actual variances from expected experience	11	(8)	9	1	(4)
Adjusted beginning of year balance	3,264	909	2,006	685	2,024
Issuances	117	26	490	—	—
Interest accrual	168	40	61	23	65
Benefits payments	(308)	(92)	(157)	(76)	(174)
Ending Balance at original discount rate	3,241	883	2,400	632	1,915
Effect of changes in discount rate assumptions	1,053	231	147	51	177
Balance, end of year	$4,294	$1,114	$2,547	$683	$2,092

Net liability for future policy benefits	$1,809	$1,114	$2,547	$683	$2,070
Less: Reinsurance recoverable	(42)	—	(143)	—	(1,641)
Net liability for future policy benefits, after reinsurance recoverable	$1,767	$1,114	$2,404	$683	$429
Weighted-average duration of liability for future policyholder benefits (years)	7.5	9.6	8.4	7.2	8.9

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses related to nonparticipating traditional and limited payment contracts:

	December 31,
	2023	2022
	(in millions)
Term
Expected future benefit payments and expenses (undiscounted)	$5,878	$6,022
Expected future gross premiums (undiscounted)	6,979	7,273
Expected future benefit payments and expenses (discounted; AOCI basis)	3,480	3,465

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	December 31,
	2023	2022
Expected future gross premiums (discounted; AOCI basis)	3,879	3,904

Payout - Legacy
Expected future benefit payments and expenses (undiscounted)	5,204	3,947
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted; AOCI basis)	3,538	2,607
Expected future gross premiums (discounted; AOCI basis)	—	—

Payout
Expected future benefit payments and expenses (undiscounted)	1,426	1,460
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted; AOCI basis)	812	801
Expected future gross premiums (discounted; AOCI basis)	—	—

Group Pension
Expected future benefit payments and expenses (undiscounted)	668	730
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted; AOCI basis)	471	563
Expected future gross premiums (discounted; AOCI basis)	—	—

Health
Expected future benefit payments and expenses (undiscounted)	2,318	2,510
Expected future gross premiums (undiscounted)	85	99
Expected future benefit payments and expenses (discounted; AOCI basis)	1,468	1,533
Expected future gross premiums (discounted; AOCI basis)	$68	$78

The table below summarizes the revenue and interest related to nonparticipating traditional and limited payment contracts:

	Year Ended December 31,
	2023	2022	2021	2023	2022	2021
	Gross Premium			Interest Accretion
	(in millions)
Revenue and Interest Accretion
Term	$352	$275	$282	$67	$70	$75
Payout - Legacy	220	101	106	109	63	60
Payout	46	22	—	39	40	40
Group Pension	—	—	—	20	21	24
Health	15	9	10	58	61	64
Total	$633	$407	$398	$293	$255	$263

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

The following table provides the weighted average interest rates for the liability for future policy benefits:

	December 31,
	2023	2022
Weighted Average Interest Rate
Term
Interest accretion rate	5.6%	5.7%
Current discount rate	4.8%	5.1%
Payout - Legacy
Interest accretion rate	4.0%	3.4%
Current discount rate	4.9%	5.0%
Payout
Interest accretion rate	5.0%	4.9%
Current discount rate	4.9%	5.2%
Group Pension
Interest accretion rate	3.3%	3.4%
Current discount rate	4.8%	5.1%
Health
Interest accretion rate	3.4%	3.3%
Current discount rate	4.9%	5.2%
The following table provides the balance, changes in and the weighted average durations of the additional insurance liabilities:

	Year Ended December 31,
	2023	2022	2021
	Protection Solutions
	UL
	(Dollars in millions)
Balance, beginning of year	$1,109	$1,087	$1,021
Beginning balance before AOCI adjustments	1,135	1,076	1,005
Effect of changes in interest rate & cash flow assumptions and model changes	21	8	(4)
Effect of actual variances from expected experience	10	25	8
Adjusted beginning of period balance	1,166	1,109	1,009
Interest accrual	52	49	45
Net assessments collected	69	68	85
Benefit payments	(57)	(91)	(63)
Ending balance before shadow reserve adjustments	1,230	1,135	1,076
Effect of reserve adjustment recorded in AOCI	(37)	(26)	11
Balance, end of year	$1,193	$1,109	$1,087

Net liability for additional liability	$1,193	$1,109	$1,087
Less: Reinsurance recoverable	—	—	—
Net liability for additional liability, after reinsurance recoverable	$1,193	$1,109	$1,087

Weighted-average duration of additional liability - death benefit (years)	19.9	22.0	23.2

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

The following tables provide the revenue, interest and weighted average interest rates, related to the additional insurance liabilities:

	Year Ended December 31,
	2023	2022	2021	2023	2022	2021
	Assessments			Interest Accretion
	(in millions)
Revenue and Interest Accretion
UL	$670	$666	$850	$51	$49	$45
Total	$670	$666	$850	$51	$49	$45

	Year Ended December 31,
	2023	2022	2021

Weighted Average Interest Rate
UL	4.5%	4.5%	4.5%
Interest accretion rate	4.5%	4.5%	4.5%

The discount rate used for additional insurance liabilities reserve is based on the crediting rate at issue.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

10)    MARKET RISK BENEFITS
The following table presents the balances and changes to the balances for market risk benefits for the GMxB benefits on deferred variable annuities:

	Year Ended December 31,
	2023				2022
	Individual Retirement	Legacy			Individual Retirement	Legacy
	GMxB Core	GMxB Legacy	Purchased MRB (3)	Net Legacy	GMxB Core	GMxB Legacy	Purchased MRB (3)	Net Legacy
	(in millions)
Balance, beginning of year	$530	$14,699	$(10,415)	$4,284	$1,061	$20,236	$(14,059)	$6,177
Balance BOP before changes in the instrument specific credit risk	529	15,314	(10,358)	4,956	666	19,719	(14,051)	5,668
Model changes and effect of changes in cash flow assumptions	20	(11)	(33)	(44)	(5)	317	(143)	174
Actual market movement effect	(481)	(1,847)	986	(861)	1,074	3,402	(1,226)	2,176
Interest accrual	73	770	(555)	215	37	731	(489)	242
Attributed fees accrued (1)	407	843	(284)	559	399	882	(295)	587
Benefit payments	(47)	(1,354)	768	(586)	(37)	(1,179)	669	(510)
Actual policyholder behavior different from expected behavior	23	(14)	(41)	(55)	24	142	(102)	40
Changes in future economic assumptions	(203)	(673)	130	(543)	(1,626)	(8,700)	5,279	(3,421)
Issuances	1	—	—	—	(3)	—	—	—
Balance EOP before changes in the instrument-specific credit risk	322	13,028	(9,387)	3,641	529	15,314	(10,358)	4,956
Changes in the instrument-specific credit risk (2)	268	390	(33)	357	1	(615)	(57)	(672)
Balance, end of year	$590	$13,418	$(9,420)	$3,998	$530	$14,699	$(10,415)	$4,284

Weighted-average age of policyholders (years)	64.4	73.0	72.6	N/A	63.5	72.5	72.1	N/A
Net amount at risk (4)	$2,995	$21,136	$11,343	N/A	$3,530	$22,631	$11,755	N/A
_____________
(1)Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)Changes are recorded in OCI except for reinsurer credit which is reflected in the consolidated income statement.
(3)Purchased MRB is the impact of non-affiliated reinsurance.
(4)GMxB legacy and Purchased MRB prior period amounts have been revised for errors deemed immaterial to previously issued financial statements.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	December 31, 2021
	Individual Retirement	Legacy
	GMxB Core	GMxB Legacy	Purchased MRB (3)	Net Legacy

Balance, beginning of the period (“BOP”)	$2,143	$24,405	$(2,763)	$21,642
Balance BOP before changes in the instrument specific credit risk	$1,639	23,944	(2,766)	21,178
Model changes and effect of changes in cash flow assumptions	(280)	(196)	36	(160)
Actual market movement effect	(665)	(3,026)	799	(2,227)
Interest accrual	7	197	(122)	75
Attributed fees accrued (1)	386	918	(194)	724
Benefit payments	(14)	(902)	350	(552)
Actual policyholder behavior different from expected behavior	(9)	135	(56)	79
Changes in future economic assumptions	(397)	(1,351)	(950)	(2,301)
Issuances	(1)	—	(11,148)	(11,148)
Balance EOP before changes in the instrument-specific credit risk	$666	19,719	(14,051)	5,668
Changes in the instrument-specific credit risk (2)	395	517	(8)	509
Balance, end of the period (“EOP”)	$1,061	$20,236	$(14,059)	$6,177

Weighted-average age of policyholders (years)	62.6	71.9	71.5	N/A
Net amount at risk (4)	$1,115	$15,901	$9,055	N/A
______________
(1)    Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)    Changes are recorded in OCI.
(3)    Purchased MRB is the impact of non-affiliated reinsurance.
(4) GMxB legacy and Purchased MRB prior period amounts have been revised for errors deemed immaterial to previously issued financial statements.

The following table reconciles market risk benefits by the amounts in an asset position and amounts in a liability position to the market risk benefit amounts in the consolidated balance sheets:

	Year Ended December 31,
	2023					2022
	Direct Asset	Direct Liability	Net Direct MRB	Purchased MRB	Total	Direct Asset	Direct Liability	Net Direct MRB	Purchased MRB	Total
	(in millions)
Individual Retirement
GMxB Core	$(418)	$1,008	$590	$—	$590	$(387)	$917	$530	$—	$530
Legacy Segment
GMxB Legacy	(102)	13,520	13,418	(9,420)	3,998	(51)	14,749	14,699	(10,412)	4,287
Other (1)	(71)	84	13	(7)	6	(52)	100	47	(11)	36
Total	$(591)	$14,612	$14,021	$(9,427)	$4,594	$(490)	$15,766	$15,276	$(10,423)	$4,853
______________
(1)Other primarily includes Individual EQUI-VEST MRB.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

11)     POLICYHOLDER ACCOUNT BALANCES
The following table reconciles the policyholders account balances to the policyholders’ account balance liability in the consolidated balance sheets:

	December 31,
	2023	2022
	(in millions)
Policyholders’ account balance reconciliation
Protection Solutions
Universal Life	$5,202	$5,340
Variable Universal Life	4,862	4,909
Legacy Segment
GMxB Legacy	618	688
Individual Retirement
GMxB Core	36	69
SCS	49,002	35,702
EQUI-VEST Individual	2,322	2,652
Group Retirement
EQUI-VEST Group	11,563	12,045
Momentum	608	702
Other (1)	5,707	6,118
Balance (exclusive of Funding Agreements)	79,920	68,225
Funding Agreements	15,753	15,641
Balance, end of year	$95,673	$83,866
_____________
(1)Primarily reflects products IR Payout, IR Other, Indexed Universal Life, Investment Edge, Group Pension, Closed Block and Corporate and Other.
The following table summarizes the balances and changes in policyholder’s account balances:

	Year Ended December 31, 2023
	Protection Solutions		Legacy	Individual Retirement			Group Retirement
	Universal Life	Variable Universal Life	GMxB Legacy	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum
	(Dollars in millions)
Balance, beginning of year	$5,340	$4,909	$688	$69	$35,702	$2,652	$12,045	$702
Premiums received	698	134	98	222	10	36	626	70
Policy charges	(760)	(256)	9	(4)	(9)	—	(4)	(1)
Surrenders and withdrawals	(80)	(46)	(97)	(33)	(2,882)	(378)	(1,703)	(152)
Benefit payments	(218)	(114)	(103)	(2)	(256)	(70)	(71)	(4)
Net transfers from (to) separate account	—	24	(4)	(222)	10,155	6	272	(21)
Interest credited (2)	222	211	27	6	6,282	72	387	14
Other	—	—	—	—	—	4	11	—
Balance, end of year	$5,202	$4,862	$618	$36	$49,002	$2,322	$11,563	$608

Weighted-average crediting rate	3.77%	3.72%	2.71%	1.59%	N/A	2.84%	2.66%	2.33%
Net amount at risk (3)	$35,490	$115,550	$21,136	$2,995	$1	$109	$10	$—
Cash surrender value	$3,423	$3,194	$572	$265	$45,738	$2,315	$11,506	$609
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2022
	Protection Solutions		Legacy	Individual Retirement			Group Retirement
	Universal Life	Variable Universal Life	GMxB Legacy	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum
	(Dollars in millions)
Balance, beginning of year	$5,462	$4,807	$745	$112	$33,443	$2,784	$11,951	$704
Premiums received	730	160	72	151	2	46	610	79
Policy charges	(789)	(245)	6	(22)	—	(1)	(5)	—
Surrenders and withdrawals	(86)	(12)	(71)	(31)	(2,452)	(225)	(995)	(148)
Benefit payments	(200)	(92)	(99)	(2)	(209)	(59)	(70)	(2)
Net transfers from (to) separate account	—	124	5	(145)	7,474	28	303	54
Interest credited (2)	223	167	30	6	(2,556)	79	251	15
Other	—	—	—	—	—	—	—	—
Balance, end of year	$5,340	$4,909	$688	$69	$35,702	$2,652	$12,045	$702

Weighted-average crediting rate	3.62%	3.81%	1.80%	1.05%	1.12%	2.85%	3.00%	2.02%
Net amount at risk (3)	$37,555	$115,152	$22,631	$3,530	$92	$143	$138	$—
Cash surrender value	$3,483	$3,366	$980	$293	$32,080	$2,645	$11,961	$702
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

	Year Ended December 31, 2021
	Protection Solutions		Legacy	Individual Retirement			Group Retirement
	Universal Life	Variable Universal Life	GMxB Legacy	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum
	(Dollars in millions)
Balance, beginning of year	$5,564	$4,835	$815	$99	$25,654	$2,862	$11,665	$761
Premiums received	787	170	58	184	1	55	602	83
Policy charges	(828)	(244)	—	(6)	—	(1)	(4)	(1)
Surrenders and withdrawals	(89)	(186)	(100)	(31)	(2,474)	(209)	(877)	(152)
Benefit payments	(202)	(78)	(77)	(1)	(187)	(63)	(73)	(2)
Net transfers from (to) separate account	—	125	18	(148)	6,692	58	310	—
Interest credited (2)	230	185	31	15	3,757	82	328	15
Other	—	—	—	—	—	—	—	—
Balance, end of year	$5,462	$4,807	$745	$112	$33,443	$2,784	$11,951	$704

Weighted-average crediting rate	3.56%	3.84%	1.82%	1.05%	1.14%	2.87%	2.37%	2.06%
Net amount at risk (3)	$40,138	$111,286	$15,901	$1,115	$—	$92	$7	$—
Cash surrender value	$3,529	$3,396	$1,048	$315	$31,488	$2,776	$11,878	$704
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

The following table presents the account values by range of guaranteed minimum crediting rates and the related range of the difference in basis points, between rates being credited policyholders and the respective guaranteed minimums:

December 31, 2023
Product (1)	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)
Protection Solutions
Universal Life	0.00% - 1.50%	$—	$—	$—	$6	$6
	1.51% - 2.50%	61	69	462	430	1,022
	Greater than2.50%	3,515	627	—	—	4,142
	Total	$3,576	$696	$462	$436	$5,170

Variable Universal Life	0.00% - 1.50%	$16	$33	$53	$9	$111
	1.51% - 2.50%	35	495	28	—	558
	Greater than 2.50%	3,712	—	13	5	3,730
	Total	$3,763	$528	$94	$14	$4,399
Legacy Segment
GMxB Legacy	0.00% - 1.50%	$75	$16	$—	$—	$91
	1.51% - 2.50%	21	—	—	—	21
	Greater than 2.50%	461	—	—	—	461
	Total	$557	$16	$—	$—	$573
Individual Retirement
GMxB Core	0.00% - 1.50%	$13	$192	$—	$—	$205
	1.51% - 2.50%	13	—	—	—	13
	Greater than 2.50%	55	—	—	—	55
	Total	$81	$192	$—	$—	$273

EQUI-VEST Individual	0.00% - 1.50%	$49	$218	$—	$—	$267
	1.51% - 2.50%	43	—	—	—	43
	Greater than 2.50%	2,011	—	—	—	2,011
	Total	$2,103	$218	$—	$—	$2,321
Group Retirement
EQUI-VEST Group	0.00% - 1.50%	$772	$2,338	$36	$315	$3,461
	1.51% - 2.50%	345	—	—	—	345
	Greater than 2.50%	6,610	—	—	—	6,610
	Total	$7,727	$2,338	$36	$315	$10,416

Momentum	0.00% - 1.50%	$—	$12	$330	$53	$395
	1.51% - 2.50%	138	1	—	—	139
	Greater than 2.50%	68	—	5	—	73
	Total	$206	$13	$335	$53	$607

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

December 31, 2022
Product (1)	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)
Protection Solutions
Universal Life	0.00% - 1.50%	$—	$—	$5	$1	$6
	1.51% - 2.50%	181	197	605	47	1,030
	Greater than 2.50%	3,615	657	—	—	4,272
	Total	$3,796	$854	$610	$48	$5,308

Variable Universal Life	0.00% - 1.50%	$30	$40	$7	$1	$78
	1.51% - 2.50%	485	53	—	—	538
	Greater than 2.50%	3,900	—	2	—	3,902
	Total	$4,415	$93	$9	$1	$4,518
Legacy Segment
GMxB Legacy	0.00% - 1.50%	$386	$—	$—	$—	$386
	1.51% - 2.50%	560	—	—	—	560
	Greater than 2.50%	35	—	—	—	35
	Total	$981	$—	$—	$—	$981
Individual Retirement
GMxB Core	0.00% - 1.50%	$289	$—	$—	$—	$289
	1.51% - 2.50%	14	—	—	—	14
	Greater than 2.50%	—	—	—	—	—
	Total	$303	$—	$—	$—	$303

EQUI-VEST Individual	0.00% - 1.50%	$345	$—	$—	$—	$345
	1.51% - 2.50%	46	—	—	—	46
	Greater than 2.50%	2,199	—	62	—	2,261
	Total	$2,590	$—	$62	$—	$2,652

SCS	Products with either a fixed rate or no guaranteed minimum	N/A	N/A	N/A	N/A	N/A

Group Retirement
EQUI-VEST Group	0.00% - 1.50%	$109	$5	$366	$3,112	$3,592
	1.51% - 2.50%	11	2	889	—	902
	Greater than 2.50%	6,949	21	330	—	7,300
	Total	$7,069	$28	$1,585	$3,112	$11,794

Momentum	0.00% - 1.50%	$15	$301	$122	$7	$445
	1.51% - 2.50%	178	1	—	—	179
	Greater than 2.50%	73	—	5	—	78
	Total	$266	$302	$127	$7	$702

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

Separate Account - Summary
The following table reconciles the Separate Account liabilities to the Separate Account liability balance in the consolidated balance sheets:

	December 31,
	2023	2022
	(in millions)
Separate Account Reconciliation
Protection Solutions
Variable Universal Life	$15,821	$13,187
Legacy Segment
GMxB Legacy	33,794	32,616
Individual Retirement
GMxB Core	29,829	27,772
EQUI-VEST Individual	4,582	4,161
Investment Edge	4,275	3,798
Group Retirement
EQUI-VEST Group	26,959	22,393
Momentum	4,421	3,885
Other (1)	7,570	7,041
Total	$127,251	$114,853
______________
(1)Primarily reflects Corporate and Other products and Group Retirement products including Association and Group Retirement Other.
The following table presents the balances of and changes in Separate Account liabilities:

	Year Ended December 31, 2023
	Protection Solutions	Legacy	Individual Retirement			Group Retirement
	VUL	GMxB Legacy	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum
	(in millions)
Balance, beginning of period	$13,187	$32,616	$27,772	$4,161	$3,798	$22,393	$3,885
Premiums and deposits	1,195	219	1,590	93	844	2,174	644
Policy charges	(562)	(655)	(484)	(2)	—	(18)	(21)
Surrenders and withdrawals	(558)	(2,826)	(2,603)	(428)	(412)	(1,750)	(820)
Benefit payments	(71)	(728)	(226)	(57)	(39)	(55)	(13)
Investment performance (1)	2,654	5,164	3,558	817	543	4,463	725
Net transfers from (to) General Account	(24)	4	222	(6)	(459)	(273)	21
Other charges (2)	—	—	—	4	—	25	—
Balance, end of year	$15,821	$33,794	$29,829	$4,582	$4,275	$26,959	$4,421

Cash surrender value	$15,478	$33,512	$28,991	$4,549	$4,188	$26,683	$4,414
_____________
(1)Investment performance is reflected net of M&E fees.
(2)EQUI-VEST Individual and EQUI-VEST Group for the year ended December 31, 2023, amounts reflect a total special payment applied to the accounts of active clients as part of a previously disclosed settlement agreement between Equitable Financial and the Securities & Exchange Commission.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2022
	Protection Solutions	Legacy	Individual Retirement			Group Retirement
	VUL	GMxB Legacy	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum
	(in millions)
Balance, beginning of year	$16,405	$44,912	$35,288	$5,583	$4,287	$27,509	$4,975
Premiums and deposits	1,115	240	1,479	124	1,035	2,104	668
Policy charges	(538)	(682)	(487)	(2)	(1)	(17)	(20)
Surrenders and withdrawals	(408)	(2,825)	(2,315)	(328)	(327)	(1,359)	(753)
Benefit payments	(111)	(702)	(216)	(52)	(34)	(60)	(14)
Investment performance (1)	(3,152)	(8,322)	(6,122)	(1,136)	(733)	(5,481)	(917)
Net transfers from (to) General Account	(124)	(5)	145	(28)	(429)	(303)	(54)
Balance, end of year	$13,187	$32,616	$27,772	$4,161	$3,798	$22,393	$3,885

Cash surrender value	$12,893	$32,320	$26,888	$4,129	$3,704	$22,163	$3,879
______________
(1)    Investment performance is reflected net of M&E fees.

	Year Ended December 31, 2021
	Protection Solutions	Legacy	Individual Retirement			Group Retirement
	VUL	GMxB Legacy	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum
	(in millions)
Balance, beginning of year	$14,155	$43,747	$33,754	$5,051	$3,245	$23,530	$4,424
Premiums and deposits	1,060	225	1,776	158	1,048	2,014	788
Policy charges	(503)	(705)	(490)	(5)	(1)	(16)	(22)
Surrenders and withdrawals	(449)	(3,610)	(3,250)	(421)	(256)	(1,605)	(892)
Benefit payments	(188)	(818)	(223)	(56)	(24)	(63)	(11)
Investment performance (1)	2,455	6,091	3,573	859	407	4,014	688
Net transfers from (to) General Account	(125)	(18)	148	(58)	(132)	(310)	—
Other charges (2)	—	—	—	55	—	(55)	—
Balance, end of year	$16,405	$44,912	$35,288	$5,583	$4,287	$27,509	$4,975

Cash surrender value	$16,069	$44,603	$34,332	$5,547	$4,199	$27,265	$4,968
_________________
(1)Investment performance is reflected net of M&E fees.
(2)EQUI-VEST Group and EQUI-VEST Individual reflects AV transfer of GMxB closed block business from Group Retirement to Individual Retirement.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

The following table presents the aggregate fair value of Separate Account assets by major asset category:

	December 31, 2023
	Protection Solutions	Individual Retirement	Group Retirement	Corp & Other	Legacy Segment	Total
	(in millions)
Asset Type
Debt securities	$48	$1	$21	$6	$—	$76
Common Stock	65	34	447	1,667	—	2,213
Mutual Funds	16,199	40,113	32,780	689	33,802	123,583
Bonds and Notes	91	4	1	1,283	—	1,379
Total	$16,403	$40,152	$33,249	$3,645	$33,802	$127,251

	December 31, 2022
	Protection Solutions	Individual Retirement	Group Retirement	Corp & Other	Legacy Segment	Total
	(in millions)
Asset Type
Debt securities	$58	$1	$17	$8	$—	$84
Common Stock	41	32	430	1,686	—	2,189
Mutual Funds	13,498	36,860	27,639	773	32,625	111,395
Bonds and Notes	119	3	1	1,062	—	1,185
Total	$13,716	$36,896	$28,087	$3,529	$32,625	$114,853
12)    LEASES
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

Balance Sheet Classification of Operating Lease Assets and Liabilities

		December 31,
	Balance Sheet Line Item	2023	2022
		(in millions)
Assets:
Operating lease assets	Other assets	$516	$520
Liabilities:
Operating lease liabilities	Other liabilities	$579	$618

The table below summarizes the components of lease costs:
Lease Costs

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Operating lease cost	$161	$179	$173
Variable operating lease cost	51	52	49
Sublease income	(53)	(53)	(55)
Short-term lease expense	—	—	—
Net lease cost	$159	$178	$167

Maturities of lease liabilities are as follows:
Maturities of Lease Liabilities

December 31, 2023
(in millions)
Operating Leases:
2024	$156
2025	86
2026	78
2027	69
2028	59
Thereafter	224
Total lease payments	672
Less: Interest	(93)
Present value of lease liabilities	$579

AB signed a lease which commences in 2024, relating to approximately 166,000 square feet of space in New York City. AB estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 20 year lease term is approximately $393 million. Additionally, AB signed a lease for 100,000 square feet of space in Pune, India under a lease expiring in 2033.
Equitable Financial signed a 15-year lease which commenced in 2023, relating to approximately 89,000 square feet of space in New York City. Additionally, during December 2021, Equitable Financial amended its Syracuse office lease. The amendment included extending for an additional 5-year period, commencing January 1, 2024, approximately 143,000 square feet of space in Syracuse, NY.
The below table presents the Company’s weighted-average remaining operating lease term and weighted-average discount rate.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

Weighted Averages - Remaining Operating Lease Term and Discount Rate

	December 31,
	2023	2022
Weighted-average remaining operating lease term	8 years	7 years
Weighted-average discount rate for operating leases	3.40%	2.77%

Supplemental cash flow information related to leases was as follows:
Lease Liabilities Information

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$190	$202	$209
Non-cash transactions:
Leased assets obtained in exchange for new operating lease liabilities	$124	$46	$109

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

13)    REINSURANCE
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

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Direct charges and fee income	$3,093	$3,145	$3,380
Reinsurance assumed	3	—	$—
Reinsurance ceded	(716)	(691)	(613)
Policy charges and fee income	$2,380	$2,454	$2,767

Direct premiums	$1,175	$1,042	$970
Reinsurance assumed	174	180	189
Reinsurance ceded	(245)	(228)	(199)
Premiums	$1,104	$994	$960

Direct policyholders’ benefits	$3,315	$3,262	$3,297
Reinsurance assumed	157	179	212
Reinsurance ceded	(718)	(725)	(721)
Policyholders’ benefits	$2,754	$2,716	$2,788

Direct interest credited to policyholders’ account balances	$2,174	$1,440	$1,226
Reinsurance ceded	(91)	(30)	(7)
Interest credited to policyholders’ account balances	$2,083	$1,410	$1,219

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

The following table summarizes the ceded reinsurance GMIB reinsurance contracts, third-party recoverables, amount due to reinsurance and assumed reserves:

	December 31,
	2023	2022
	(in millions)
Ceded Reinsurance:
Estimated net fair values of purchased market risk benefits (1)	$9,427	$10,423
Third-party reinsurance recoverables related to insurance contracts	8,352	8,471
Top reinsurers:
First Allmerica-GAF	3,606	4,005
Zurich Life Insurance Company, Ltd.	1,326	1,416
RGA Reinsurance Company	1,228	1,272
Ceded group health reserves	56	47
Amount due to reinsurers	1,450	1,533
Top reinsurers:
RGA Reinsurance Company	1,151	1,171
First Allmerica-GAF	73	147
Protective Life Insurance Company	99	104
Assumed Reinsurance:
Reinsurance assumed reserves	$731	$701
_____________
(1)The estimated fair values of purchased MRB risks decreased $(996) million and $(3.7) billion for the years ended December 31, 2023 and 2022.
14)    SHORT-TERM AND LONG-TERM DEBT
The following table sets forth the Company’s total consolidated borrowings. Short-term and long-term debt consists of the following:

	December 31,
	2023	2022
	(in millions)
Short-term debt:
AB commercial paper	$254	$—
CLO short-term debt (5.74%) (1)	—	239
Current portion of Long-term debt (2)	—	520
Total short-term debt	254	759
Long-term debt:
Senior Notes (5.00%, due 2048)	1,481	1,481
Senior Notes (4.35%, due 2028)	1,493	1,491
Senior Notes (5.59%, due 2033)	497	—
Senior Debentures, 7.00%, due 2028)	349	350
Total long-term debt	3,820	3,322
Total borrowings	$4,074	$4,081
______________
(1)     CLO Warehousing Debt related to VIE consolidation of CLO investment.
(2)    Current portion of long-term debt has been reclassified to short-term debt for the year ended December 31, 2022 as the maturity date was within one year of year ended December 31, 2023.
As of December 31, 2023, the Company is in compliance with all debt covenants.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

Short-term Debt
AB Commercial Paper
As of December 31, 2023, AB had $254 million of commercial paper outstanding with an interest rate of 5.4% As of December 31, 2022, AB had no commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings for the commercial paper outstanding in 2023 were $268 million with a weighted average interest rate of 5.2%. Average daily borrowings for the commercial paper in 2022 were $190 million with a weighted average interest rate of 1.5%.
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
As of December 31, 2023 and 2022, Holdings had outstanding $349 million and $350 million aggregate principal amount of 7.0% Senior Debentures due 2028 (the “Senior Debentures”). On October 1, 2018, AXA Financial merged with and into its direct parent, Holdings, with Holdings continuing as the surviving entity ( the “AXA Financial Merger”). As a result of the AXA Financial merger, Holdings assumed AXA Financial’s obligations under the Senior Debentures.
On January 11, 2023, the Company issued $500 million aggregate principal amount of senior notes (the “Senior Notes”). These amounts were recorded net of the underwriting discount and issuance costs of $5 million. The Company will pay semiannual interest on the Senior Notes on January 11 and July 11 of each year, commencing on July 11, 2023, and the Senior Notes will mature on January 11, 2033. The Senior Notes bear interest at 5.59% per annum. On any date prior to October 11, 2032, the Company may redeem some or all of the Senior Notes, subject to a make-whole provision. At any time on or after October 11, 2032, the Company may, at its option, redeem the Notes in whole or in part, at a price equal to 100% of the principal amount of the Senior Notes being redeemed plus accrued and unpaid interest thereon to the redemption date.
The Notes, Senior Notes and Senior Debentures contain customary affirmative and negative covenants, including a limitation on certain liens and a limit on the Company’s ability to consolidate, merge or sell or otherwise dispose of all or substantially all of its assets. The Notes, Senior Notes and Senior Debentures also include customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding Notes, Senior Notes and Senior Debentures may be accelerated. As of December 31, 2023, the Company was not in breach of any of the covenants.
Contingent Funding Arrangements
For information regarding activity pertaining to our contingent funding arrangements, see Note 19 of the Notes to these Consolidated Financial Statements.
Credit Facilities
Holdings Revolving Credit Facility
In February 2018, Holdings entered into a $2.5 billion five-year senior unsecured revolving credit facility with a syndicate of banks. In June 2021, Holdings entered into an amended and restated revolving credit agreement, which lowered the facility amount to $1.5 billion and extended the maturity date to June 24, 2026, among other changes. The revolving credit facility has a sub-limit of $1.5 billion for the issuance of letters of credit to support the life insurance business reinsured by EQ AZ Life Re. As of December 31, 2023, the Company had $95 million of undrawn letters of credit issued out of the $1.5 billion sub-limit for Equitable Financial as beneficiary. On December 15, 2023, the Company added a $75 million commitment from TD Bank to the Credit Facility, raising the facility amount to $1.6 billion.
Bilateral Letter of Credit Facilities

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

In February 2018, the Company entered into bilateral letter of credit facilities, each guaranteed by Holdings, with an aggregate principal amount of approximately $1.9 billion, with multiple counterparties. In June 2021, Holdings entered into amendments with each of the issuers of its bilateral letter of credit facilities to effect changes similar to those effected in the amended and restated revolving credit agreement. The respective facility limits of the bilateral letter of credit facilities remained unchanged. These facilities support the life insurance business reinsured by EQ AZ Life Re. The HSBC facility matures on February 16, 2024 and the rest of the facilities mature on February 16, 2026 and February 2028. The bilateral letter of credit facilities were not drawn upon during December 31, 2023 and 2022.
AB Credit Facility
AB has a $800 million committed, unsecured senior revolving credit facility (the “AB Credit Facility”) with a group of commercial banks and other lenders which matures on October 13, 2026. The Credit Facility was amended and restated on February 9, 2023, to reflect the transition from US LIBOR, which was retired June 30, 2023, to the Secured Overnight Financial Rate (“SOFR”). Other than this immaterial change. there were no other significant changes included in the amendment. The credit facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $200 million. Any such increase is subject to the consent of the affected lenders. The AB Credit Facility is available for AB and SCB LLC for business purposes, including the support of AB’s commercial paper program. Both AB and SCB LLC can draw directly under the AB Credit Facility and AB management may draw on the AB Credit Facility from time to time. AB has agreed to guarantee the obligations of SCB LLC under the AB Credit Facility.
The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of December 31, 2023, AB was in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.
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
As of December 31, 2023 and 2022, AB had no amounts outstanding under the AB Credit Facility. During the years ended the December 31, 2023 and 2022, AB and SCB LLC did not draw upon the AB Credit Facility.
In addition, SCB LLC currently has five uncommitted lines of credit with five financial institutions. Four of these lines of credit permit borrowing up to an aggregate of approximately $315 million, with AB named as an additional borrower, while the other line has no stated limit. As of December 31, 2023 and 2022, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings during the years ended December 31, 2023 and 2022 were $1 million and $1 million with weighted average interest rates of approximately 7.8% and 3.7%, respectively.
15)    RELATED PARTY TRANSACTIONS
Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial or operating decisions.
Investment Management and Related Services Provided by AB to Related Mutual Funds

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

AB provides investment management and related services to mutual funds sponsored by AB. Revenues earned by AB from providing these services were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Investment management and services fees	$1,378	$1,453	$1,645
Distribution revenues	576	591	637
Other revenues - shareholder servicing fees	76	79	86
Other revenues - other	9	8	8
Total	$2,039	$2,131	$2,376
Investment Management and Administrative Services Provided by EIM and EIMG to Related Trusts
EIMG and EIM provide investment management and administrative services to EQAT, 1290 Funds and the Other AXA Trusts, all of which are considered related parties. Investment management and service fees earned are calculated as a percentage of assets under management and are recorded as revenue as the related services are performed.
The table below summarizes the expenses reimbursed to/from the Company and the fees received/paid by the Company in connection with certain services described above:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Revenue received or accrued for:
Investment management and administrative services provided to EQAT and 1290 Funds (1)	$692	$708	$840
Total	$692	$708	$840
_______
(1)For year ended 2021, amount included fees received from Other AXA Trusts of $4 million.
16)    EMPLOYEE BENEFIT PLANS
Pension Plans
Holdings and Equitable Financial Retirement Plans
Equitable Financial sponsors the Equitable 401(k) Plan, a qualified defined contribution plan for eligible employees and financial professionals. The plan provides for a company contribution, a company matching contribution, and a discretionary profit-sharing contribution. Expenses associated with this 401(k) Plan were $58 million, $38 million and $64 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

AB also maintains a qualified, non-contributory, defined benefit retirement plan covering current and former employees who were employed by AB in the United States prior to October 2, 2000 (the “AB Plan”). Benefits under the AB Plan are based on years of credited service, average final base salary, and primary Social Security benefits.
AB uses a December 31 measurement date for the AB Plan.
Net Periodic Pension Expense (Benefit)
Components of net periodic pension expense for the Company’s qualified and non-qualified plans were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Service cost	$8	$6	$6
Interest cost	119	57	46
Expected return on assets	(150)	(159)	(154)
Prior Period Svc Cost Amortization	(3)	—	—
Actuarial (gain) loss	—	1	1
Net amortization	43	65	99
Impact of settlement	—	6	6
Net periodic pension expense (benefit)	$17	$(24)	$4
Changes in Projected Benefit Obligation (PBO)
Changes in the PBO of the Company’s qualified and non-qualified plans were comprised of:

	Year Ended December 31,
	2023	2022
	(in millions)
Projected benefit obligation, beginning of year	$2,254	$2,900
Interest cost	107	57
Actuarial (gains)/losses (1)	60	(487)
Benefits paid	(191)	(190)
Settlements	(12)	(26)
Projected benefit obligation, end of year	$2,218	$2,254
______________
(1)Actuarial gains and losses are a product of changes in the discount rate as shown below.
The following table discloses the change in plan assets and the funded status of the Company’s qualified pension plans and non-qualified pension plans:

	Year Ended December 31,
	2023	2022
	(in millions)
Pension plan assets at fair value, beginning of year	$2,110	$2,808
Actual return on plan assets	149	(515)
Benefits paid and fees	(159)	(158)
Settlements	(12)	(25)
Other	18	—
Pension plan assets at fair value, end of year	2,106	2,110
PBO	2,218	2,254
Excess of PBO Over Pension Plan Assets	$112	$144
Accrued pension costs of $112 million and $144 million as of December 31, 2023 and 2022, respectively, were recognized in the accompanying consolidated balance sheets to reflect the unfunded status of these plans.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	December 31,
	2023	2022
	(in millions)
Projected benefit obligation	$2,218	$2,254
Accumulated benefit obligation	$2,218	$2,254
Fair value of plan assets	$2,106	$2,110
Unrecognized Net Actuarial (Gain) Loss
The following table discloses the amounts included in AOCI that have not yet been recognized as components of net periodic pension cost.

	December 31,
	2023	2022
	(in millions)
Unrecognized net actuarial (gain) loss	$759	$744
Unrecognized prior service cost (credit)	(1)	(1)
Total	$758	$743
Pension Plan Assets
The fair values of qualified pension plan assets are measured and ascribed to levels within the fair value hierarchy in a manner consistent with the fair values of the Company’s invested assets that are measured at fair value on a recurring basis. See Note 8 of the Notes to these Consolidated Financial Statements for a description of the fair value hierarchy.
The following table discloses the allocation of the fair value of total qualified pension plan assets:

	December 31,
	2023	2022
Fixed maturities	49.3%	46.4%
Equity securities	24.1	21.4
Equity real estate	19.6	22.6
Cash and short-term investments	1.9	4.0
Other	5.1	5.6
Total	100.0%	100.0%
Qualified pension plan assets are invested with the primary objective of return, giving consideration to prudent risk. Guidelines regarding the allocation of plan assets are established by the respective Investment Committees for the plans and are designed with a long-term investment horizon. As of December 31, 2023, the qualified pension plans continued their investment allocation strategy to target a 50% - 50% mix of long-duration bonds and “return-seeking” assets, including public equities, real estate, hedge funds, and private equity.
The following tables disclose the fair values of qualified pension plan assets and their level of observability within the fair value hierarchy:

	Level 1	Level 2	Total
	(in millions)
December 31, 2023:
Fixed Maturities:
Corporate	$—	$656	$656
U.S. Treasury, government and agency	—	367	367
States and political subdivisions	—	7	7
Foreign governments	—	15	15
Common equity, REITs and preferred equity	327	89	416
Mutual funds	14	—	14

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Level 1	Level 2	Total
	(in millions)
Collective Trust	—	72	72
Cash and cash equivalents	12	—	12
Short-term investments	—	27	27
Total Assets at Fair Value	353	1,233	1,586
Investments measured at NAV	—	—	520
Total Investments at Fair Value	$353	$1,233	$2,106

December 31, 2022:
Fixed Maturities:
Corporate	$—	$619	$619
U.S. Treasury, government and agency	—	336	336
States and political subdivisions	—	8	8
Foreign governments	—	15	15
Common equity, REITs and preferred equity	308	59	367
Mutual funds	30	—	30
Collective Trust	—	61	61
Cash and cash equivalents	47	—	47
Short-term investments	—	34	34
Total Assets at Fair Value	385	1,132	1,517
Investments measured at NAV	—	—	600
Total Investments at Fair Value	$385	$1,132	$2,117
As of December 31, 2023, assets classified as Level 1, Level 2 and Level 3 comprise approximately 16.8%, 58.5% and 0.0%, respectively, of qualified pension plan assets. As of December 31, 2022, assets classified as Level 1, Level 2 and Level 3 comprised approximately 18.2%, 53.5% and 0.0%, respectively, of qualified pension plan assets. There are no significant concentrations of credit risk arising within or across categories of qualified pension plan assets.
In addition to the plan assets above, the Company and certain subsidiaries purchased COLI policies on the lives of certain key employees. Under the terms of these polices the Company and these subsidiaries are named as beneficiaries. The purpose of the COLI policies is to provide the Company additional funds with which to satisfy various employee benefit obligations held by the Company, including those associated with its nonqualified defined benefit plans and post-retirement benefit plans. As of December 31, 2023 and 2022, the carrying value of COLI was $921 million and $886 million, respectively.
The following table lists investments for which NAV is calculated; NAV is used as a practical expedient to determine the fair value of these investments:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

Practical Expedient Disclosure as of December 31, 2023 and 2022

Investment	Fair Value	Redemption Frequency (If currently eligible)	Redemption Notice Period	Unfunded Commitments
	(in millions)
December 31, 2023:
Private Equity Fund	$71	N/A (1) (2)	N/A	$14
Private Real Estate Investment Trust	399	Quarterly	One Quarter	—
Hedge Fund	50	Calendar Quarters (3)	Previous Quarter End	$17
Total (4)	$520

December 31, 2022:
Private Equity Fund	$79	N/A (1)(2)	N/A	$16
Private Real Estate Investment Trust	468	Quarterly	One Quarter	—
Hedge Fund	53	Calendar Quarters (3)	Previous Quarter End	$10
Total (4)	$600
_______________
(1)Cannot sell or transfer ownership interest without prior written consent to transfer, and by meeting several criteria (e.g., does not adversely affect other investors).
(2)Cannot sell interest in the vehicle without prior written consent of the managing member.
(3)March, June, September and December.
(4)Includes equity method investments of $96 million and $111 million as of December 31, 2023 and 2022, respectively.
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
Mortality
In October 2016, the Society of Actuaries (“SOA”) released MP-2016, its second annual update to the “gold standard” mortality projection scale issued by the SOA in 2014, reflecting three additional years of historical U.S. population historical mortality data (2012 through 2014). Similar to its predecessor (MP-2015), MP-2016 indicated that, while mortality data continued to show longer lives, longevity was increasing at a slower rate and lagging behind that previously suggested both by MP-2015 and MP-2014. The Company considered this new data as well as observations made from current practice regarding how to best estimate improved trends in life expectancies and concluded to continue using the RP-2000 base mortality table projected on a full generational basis with Scale BB mortality improvements for purposes of measuring and reporting its consolidated defined benefit plan obligations as of December 31, 2023.
The following table discloses assumptions used to measure the Company’s pension benefit obligations and net periodic pension cost:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	December 31,
	2023	2022
Discount rates:
Equitable Financial QP	4.92%	5.13%
Equitable Excess Retirement Plan	4.88%	5.09%
MONY Life Retirement Income Security Plan for Employees	5.00%	5.22%
AB Qualified Retirement Plan	5.40%	5.50%
Other defined benefit plans	4.74% - 5.00%	4.93% - 5.22%
Periodic cost	4.70% - 5.71%	4.84% - 5.20%
Cash balance interest crediting rate for pre-April 1, 2012 accruals	4.00%	4.00%
Cash balance interest crediting rate for post-April 1, 2012 accruals	2.50%	0.25%

Rates of compensation increase:
Benefit obligation	5.91%	5.96%
Periodic cost	6.36%	6.37%

Expected long-term rates of return on pension plan assets (periodic cost)	7.00%	6.25%
The expected long-term rate of return assumption on plan assets is based upon the target asset allocation of the plan portfolio and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class. Prior to 1987, participants’ benefits under the Equitable Financial QP were funded through the purchase of non-participating annuity contracts from Equitable Financial. Benefit payments under these contracts were approximately $2 million and $3 million for 2023 and 2022, respectively.
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
For 2023 and 2022, post-retirement benefits payments were $19 million and $20 million, respectively, net of employee contributions.
The Company uses a December 31 measurement date for its post-retirement plans.
Components of Net Post-Retirement Benefits Costs

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Service cost	$1	$2	$2
Interest cost	17	10	8
Net amortization	(3)	6	9
Net periodic post-retirement benefits costs	$15	$18	$19

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

Changes in the accumulated benefits obligation of the Company’s post-retirement plans recognized in the accompanying consolidated financial statements are described in the following table:
Accumulated Post-Retirement Benefits Obligation

	December 31,
	2023	2022
	(in millions)
Accumulated post-retirement benefits obligation, beginning of year	$349	$466
Service cost	1	2
Interest cost	17	10
Contributions and benefits paid	(19)	(20)
Actuarial (gains) losses	5	(109)
Accumulated post-retirement benefits obligation, end of year	$353	$349

The post-retirement medical plan obligations of the Company are offset by an anticipated subsidy from Medicare Part D, which is assumed to increase with the healthcare cost trend.
Assumed Healthcare Cost Trend Rates used to Measure the Expected Cost of Benefits

	December 31,
	2023	2022
Following year	7.0%	5.4%
Ultimate rate to which cost increase is assumed to decline	3.9%	3.9%
Year in which the ultimate trend rate is reached	2098	2096

The following table discloses the amounts included in AOCI that have not yet been recognized as components of net periodic post-retirement benefits cost:

	December 31,
	2023	2022
	(in millions)
Unrecognized net actuarial (gains) losses	$22	$17
Unrecognized prior service (credit)	(21)	(24)
Total	$1	$(7)

The assumed discount rates for measuring the post-retirement benefit obligations as of December 31, 2023 and 2022 were determined in substantially the same manner as described above for measuring the pension benefit obligations. The following table discloses the range of discrete single equivalent discount rates and related net periodic cost at and for the years ended December 31, 2023 and 2022.

	December 31,
	2023	2022
Discount rates:
Benefit obligation	4.87% - 4.98%	5.07% - 5.20%
Periodic cost	5.07% - 5.20%	2.71% - 4.58%

The Company provides post-employment medical and life insurance coverage for certain disabled former employees. The accrued liabilities for these post-employment benefits were $2 million and $2 million, respectively, as of December 31, 2023 and 2022. Components of net post-employment benefits costs follow:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Service cost	$—	$1	$1
Interest cost	—	—	—
Net amortization	—	—	—
Net (gain) loss	—	—	—
Net periodic post-employment benefits costs	$—	$1	$1

The following table provides an estimate of future benefits expected to be paid in each of the next five years, beginning January 1, 2024, and in the aggregate for the five years thereafter. These estimates are based on the same assumptions used to measure the respective benefit obligations as of December 31, 2023 and include benefits attributable to estimated future employee service.

Postretirement Benefits

Calendar Year	Pension Benefits
(in millions)
2024	$209,009
2025	$242,979
2026	$191,808
2027	$184,396
2028	$177,961
2029 to 2033	$2,130,383
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
17)    SHARE-BASED COMPENSATION PROGRAMS
Compensation costs for share-based payment arrangements as further described herein are as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Performance Shares	$15	$31	$17
Stock Options	—	1	—
Restricted Stock Units	278	296	257
Other compensation plans	1	—	—
Total compensation expenses	$294	$328	$274
Income Tax Benefit	$58	$68	$58

Since 2018, Holdings has granted equity awards under the Equitable Holdings, Inc. 2018 Omnibus Incentive Plan and the Equitable Holdings, Inc. 2019 Omnibus Incentive Plan (together the “Omnibus Plans”) which were adopted by Holdings on April 25, 2018 and February 28, 2019 respectively. Awards under the Omnibus Plans are linked to Holdings’ common stock. As of December 31, 2023, the common stock reserved and available for issuance under the

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

Omnibus Plans was 18 million shares. Holdings may issue new shares or use common stock held in treasury for awards linked to Holdings’ common stock.
Retirement and Protection
Equity awards for R&P employees, financial professionals and directors in 2023, 2022 and 2021 were granted under the Omnibus Plans. All grants discussed in this section will be settled in shares of Holdings’ common stock.
For awards with graded vesting schedules and service-only vesting conditions, including Holdings RSUs and other forms of share-based payment awards, the Company applies a straight-line expense attribution policy for the recognition of compensation cost. Actual forfeitures with respect to the 2023, 2022, and 2021 grants were considered immaterial in the recognition of compensation cost.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

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
AB engages in open-market purchases of AB Holding Units to help fund anticipated obligations under its long-term incentive compensation plans and for other corporate purposes. During 2023, 2022, and 2021 AB purchased 4.7 million, 5.2 million and 5.6 million AB Holding Units for $144 million, $212 million and $262 million, respectively. These amounts reflect open-market purchases of 2.0 million, 2.3 million and 2.6 million AB Holding Units for $62.6 million, $92.7 million and $117.9 million, respectively, with the remainder relating to purchases of AB Holding Units from AB employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by AB Holding Units purchased by AB employees as part of a distribution reinvestment election.
During 2023, 2022, and 2021 AB granted 6 million, 5 million and 7 million restricted AB Holding units to AB employees and directors, respectively.
During 2023, 2022, and 2021 AB Holding issued 0 thousand, 6 thousand and 100 thousand AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $0 thousand, $100 thousand and $3 million respectively, received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Holding Units.
As of December 31, 2023, no options to buy AB Holding Units had been granted and 33 million AB Holding Units, net of withholding tax requirements, were subject to other AB Holding Unit awards made under the 2017 Plan or an equity compensation plan with similar terms that was canceled in 2017. AB Holding Unit-based awards (including options) in respect of 27 million AB Holding Units were available for grant as of December 31, 2023.
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
Summary of Stock Option Activity
A summary of activity in the Holdings and AXA option plans during 2023 as follows:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Options Outstanding
	EQH Shares		AXA Ordinary Shares
	Number Outstanding (in 000’s)	Weighted Average Exercise Price	Number Outstanding (in 000’s)	Weighted Average Exercise Price
Options outstanding as of beginning of year	1,943	$21.75	666	€22.95
Options granted	—	—	—	—
Options exercised	(188)	14.04	(286)	23.48
Options forfeited, net	—	—	—	—
Options expired	—	—	—	—
Options outstanding as of end of year	1,755	$21.94	380	€22.56
Aggregate intrinsic value (1)		$19,928		€2,634
Weighted average remaining contractual term (in years)	5.59		3.26
Options exercisable at December 31, 2023	1,755	$21.94	343	€22.66
Aggregate intrinsic value (1)		$19,928		€2,345
Weighted average remaining contractual term (in years)	5.59		3.13
_______________
(1)    Aggregate intrinsic value, presented in thousands, is calculated as the excess of the closing market price on December 31, 2023 of the respective underlying shares over the strike prices of the option awards. For awards with strike prices higher than market prices, intrinsic value is shown as zero.
During years ended December 31, 2023, 2022, and 2021, there were no stock options granted.
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
As of December 31, 2023, approximately 3 million Holdings RSUs remain unvested. Unrecognized compensation cost related to these awards totaled approximately $34 million and is expected to be recognized over a weighted-average period of 1.6 years.
As of December 31, 2023, approximately 13 million AB Holding Unit awards remain unvested. Unrecognized compensation cost related to these awards totaled approximately $91 million is expected to be recognized over a weighted-average period of 5.9 years.
The following table summarizes Holdings restricted share units activity for 2023.

	Shares of Holdings Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested, beginning of year	2,789,165	$29.46
Granted	1,487,714	32.35
Forfeited	(128,089)	31.45
Vested	(1,417,323)	28.12
Unvested as of December 31, 2023	2,731,467	$32.18

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

Summary of Performance Award Activity
As of December 31, 2023, approximately 1.3 million Holdings awards remain unvested. Unrecognized compensation cost related to these awards totaled approximately $10 million and is expected to be recognized over a weighted-average period of 1.6 years.
The following table summarizes Holdings performance awards activity for 2023.

	Shares of Holdings Performance Awards	Weighted-Average Grant Date Fair Value
Unvested, beginning of year	1,327,595	$32.98
Granted	434,080	39.07
Forfeited	(1,565)	29.00
Vested	(447,436)	29.08
Unvested as of December 31, 2023	1,312,674	$36.32

18)    INCOME TAXES
Income from operations before income taxes included income (loss) from domestic operations of $0.6 billion, $2.9 billion and $2.4 billion for the years ended December 31, 2023, 2022 and 2021, and income from foreign operations of $105 million, $135 million and $223 million for the years ended December 31, 2023, 2022 and 2021. Approximately $37 million, $35 million and $59 million of the Company’s income tax expense is attributed to foreign jurisdictions for the years ended December 31, 2023, 2022 and 2021.
A summary of the income tax (expense) benefit in the consolidated statements of income (loss) follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Income tax (expense) benefit:
Current (expense) benefit	$(29)	$(5)	$(129)
Deferred (expense) benefit	934	(593)	(310)
Total	$905	$(598)	$(439)
The Federal income taxes attributable to consolidated operations are different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 21%. The sources of the difference and their tax effects were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Expected income tax (expense) benefit	$(155)	$(630)	$(548)
Noncontrolling interest	62	40	69
Non-taxable investment income	64	53	80
Tax audit interest	(23)	(13)	(14)
State income taxes	(42)	(63)	(47)
Tax settlements/uncertain tax position release	(4)	—	—
Tax credits	15	22	28
Valuation allowance	1,000	—	—
Other	(12)	(7)	(7)
Income tax (expense) benefit	$905	$(598)	$(439)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

The components of the net deferred income taxes are as follows:

	December 31,
	2023		2022
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Compensation and related benefits	$230	$—	$226	$—
Net operating loss and credits	151	—	240	—
Reserves and reinsurance	1,581	—	1,299	—
DAC	—	1,078	—	1,029
Unrealized investment gains/losses	1,472	—	2,012	—
Investments	—	217	—	235
Other	187	—	92	—
Valuation allowance	(234)	—	(1,570)	—
Total	$3,387	$1,295	$2,299	$1,264
During the fourth quarter of 2022, the Company established a valuation allowance of $1.6 billion against its deferred tax asset related to unrealized capital losses in the available for sale securities portfolio. Due to the potential need for liquidity in a macro stress environment the Company was not able to assert that it would hold the underlying securities to recovery. Adjustments to the valuation allowance due to changes in the portfolio’s unrealized capital loss are recorded in other comprehensive income. Adjustments to the valuation allowance due to new facts or evidence are recorded in net income.
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. During the year ended December 31, 2023, management took actions to increase its available liquidity so that the Company has the ability and intent to hold the majority of securities in its available for sale portfolio to recovery. For liquidity and other purposes, the Company maintains a smaller pool of securities that it does not intend to hold to recovery. Based on all available evidence, as of December 31, 2023, the Company concluded that the deferred tax asset related to unrealized tax capital losses on securities that the Company intends to hold to recovery is more-likely-than-not to be realized and a valuation allowance is not necessary. The company maintains a valuation allowance against the deferred tax asset on available for sale securities that will not be held to recovery.
For the year ended December 31, 2023, the Company recorded a decrease to the valuation allowance of $336 million in other comprehensive income. For the year ended December 31, 2023, the Company recorded a decrease to the valuation allowance of $1 billion in net income. A valuation allowance of $234 million remains against the portion of the deferred tax asset that is still not more-likely-than-not to be realized.
The Company uses the aggregate portfolio approach related to the stranded or disproportionate income tax effects in accumulated other comprehensive income related to available for sale securities. Under this approach, the disproportionate tax effect remains intact as long as the investment portfolio remains.
The Company has Federal net operating loss carryforwards of $279 million and $810 million, for the years ending December 31, 2023 and 2022, respectively, which do not expire.

The Company provides income taxes on the unremitted earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are indefinitely reinvested outside the United States. As of December 31, 2023, $30 million of undistributed earnings of non-U.S. corporate subsidiaries were permanently invested outside the United States. At existing applicable income tax rates, additional taxes of approximately $8 million would need to be provided if such earnings are remitted.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

A reconciliation of unrecognized tax benefits (excluding interest and penalties) follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Balance, beginning of year	$314	$323	$316
Additions for tax positions of prior years	11	(9)	11
Reductions for tax positions of prior years	(3)	—	(4)
Additions for tax positions of current year	—	—	—
Settlements with tax authorities	—	—	—
Balance, end of year	$322	$314	$323

Unrecognized tax benefits that, if recognized, would impact the effective rate	$59	$58	$67
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. Interest and penalties included in the amounts of unrecognized tax benefits as of December 31, 2023 and 2022 were $86 million and $63 million, respectively. For 2023, 2022 and 2021, respectively, there were $23 million, $13 million and $14 million in interest expense (benefit) related to unrecognized tax benefits.
It is reasonably possible that the total amount of unrecognized tax benefits will change within the next 12 months due to the conclusion of IRS proceedings and the addition of new issues for open tax years. The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.
As of December 31, 2023, tax years 2014 and subsequent remain subject to examination by the IRS.
19)    COMMITMENTS AND CONTINGENT LIABILITIES
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of December 31, 2023, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $150 million.
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
In February 2016, a lawsuit was filed in the Southern District of New York entitled Brach Family Foundation, Inc. v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action brought on behalf of all owners of UL policies subject to Equitable Financial’s COI rate increase. In early 2016, Equitable Financial raised COI rates for certain UL policies issued between 2004 and 2008, which had both issue ages 70 and above and a current face value amount of $1 million and above. A second putative class action was filed in the District of Arizona in 2017 and consolidated with the Brach matter in federal court in New York. The consolidated amended class action complaint alleged the following claims: breach of contract; misrepresentations in violation of Section 4226 of the New York Insurance Law; violations of New York General Business Law Section 349; and violations of the California Unfair Competition Law, and the California Elder Abuse Statute. Plaintiffs sought: (a) compensatory damages, costs, and, pre- and post-judgment interest; (b) with respect to their claim concerning Section 4226, a penalty in the amount of premiums paid by the plaintiffs and the putative class; and (c) injunctive relief and attorneys’ fees in connection with their statutory claims. In August 2020, the federal district court issued a decision certifying nationwide breach of contract and Section 4226 classes, and a New York State Section 349 class. Owners of a substantial number of policies opted out of the Brach class action. Most have settled pre-litigation, but a minority of opt-out policies are not yet the subject of litigation. Others filed suit previously, including three pending individual federal actions that were coordinated with the Brach action and contained similar allegations. In May 2023, the Brach class action and Equitable Financial informed the federal district court that they had mutually agreed to settle the class action, and in October 2023, the federal district court entered an order of final approval of the settlement agreement. Equitable Financial is fully accrued for the class settlement, which will have no impact on earnings or distributable cash projections. In October 2023, Equitable Financial and the three plaintiffs with individual federal actions coordinated with the Brach action informed the court that they had reached a settlement, and those actions were dismissed. Equitable Financial is likewise fully accrued for those individual settlements, which will have no impact on earnings or distributable cash projections. Equitable Financial has settled other actual and threatened litigations challenging the COI increase by individual policy owners and entities.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

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
Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. Equitable Financial has purchased FHLB stock of $357 million and pledged collateral with a carrying value of $10.3 billion as of December 31, 2023.
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
Change in FHLB Funding Agreements during the Year Ended December 31, 2023

	Outstanding Balance at December 31, 2022	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at December 31, 2023
	(in millions)
Short-term funding agreements:
Due in one year or less	$6,130	$59,957	$(60,843)	$924	$—	$6,168
Long-term funding agreements:
Due in years two through five	1,679	—	—	(880)	—	799
Due in more than five years	692	—	—	(44)	—	648
Total long-term funding agreements	2,371	—	—	(924)	—	1,447
Total funding agreements (1)	$8,501	$59,957	$(60,843)	$—	$—	$7,615
_____________
(1)The $3 million and $4 million difference between the funding agreements carrying value shown in fair value table for December 31, 2023 and 2022, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.

Funding Agreement-Backed Notes Program (“FABN”)
Under the FABN program, Equitable Financial may issue funding agreements in U.S. dollar or other foreign currencies to a Delaware special purpose statutory trust (the “Trust”) in exchange for the proceeds from issuances of fixed and floating rate medium-term marketable notes issued by the Trust from time to time (the “Trust Notes”). The

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

funding agreements have matching interest, maturity and currency payment terms to the applicable Trust Notes. The Company hedges the foreign currency exposure of foreign currency denominated funding agreements using cross currency swaps as discussed in Note 4 of the Notes to these Consolidated Financial Statements. As of December 31, 2023, the maximum aggregate principal amount of Trust Notes permitted to be outstanding at any one time is $10.0 billion. Funding agreements issued to the Trust, including any foreign currency transaction adjustments, are reported in policyholders’ account balances in the consolidated balance sheets. Foreign currency transaction adjustments to policyholder’s account balances are recognized in net income (loss) as an adjustment to interest credited to policyholders’ account balances and are offset in interest credited to policyholders’ account balances by a release of AOCI from deferred changes in fair value of designated and qualifying cross currency swap cash flow hedges. The table below summarizes Equitable Financial’s activity of funding agreements under the FABN program.
Change in FABN Funding Agreements during the Year Ended December 31, 2023

	Outstanding Balance at December 31, 2022	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Foreign Currency Transaction Adjustment	Outstanding Balance at December 31, 2023
	(in millions)
Short-term funding agreements:
Due in one year or less	$1,500	$—	$(1,500)	$1,000	$—	$—	$1,000
Long-term funding agreements:
Due in years two through five	4,000	671	—	(1,000)	1,285	28	4,984
Due in more than five years	1,585	—	—	—	(1,285)	—	300
Total long-term funding agreements	5,585	671	—	(1,000)	—	28	5,284
Total funding agreements (1)	$7,085	$671	$(1,500)	$—	$—	$28	$6,284
_____________
(1)The $17 million and $66 million difference between the funding agreements notional value shown and carrying value table as of December 31, 2023 and 2022, respectively, reflects the remaining amortization of the issuance cost of the funding agreements and the foreign currency transaction adjustment.

Funding Agreement-Backed Commercial Paper Program
In May 2023, Equitable Financial and Equitable America established a FABCP program, pursuant to which a SPLLC may issue commercial paper and deposit the proceeds with Equitable Financial or Equitable America pursuant to a funding agreement issued by Equitable Financial or Equitable America to the SPLLC. The current maximum aggregate principal amount permitted to be outstanding at any one time under the FABCP program is $3.0 billion for Equitable Financial and $1.0 billion for Equitable America. As of December 31, 2023, Equitable Financial and Equitable America had $948 million and $0 million outstanding under the program, respectively.
Credit Facilities
For information regarding activity pertaining to our credit facilities arrangements, see Note 14 of the Notes to these Consolidated Financial Statements.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of December 31, 2023, these arrangements include commitments by the Company to provide equity financing of $1.3 billion to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.
The Company had $17 million of undrawn letters of credit related to reinsurance as of December 31, 2023. The Company had $813 million of commitments under existing mortgage loan agreements as of December 31, 2023.
The Company is the obligor under certain structured settlement agreements it had entered into with unaffiliated insurance companies and beneficiaries. To satisfy its obligations under these agreements, the Company owns single premium annuities issued by previously wholly-owned life insurance subsidiaries. The Company has directed payment

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

under these annuities to be made directly to the beneficiaries under the structured settlement agreements. A contingent liability exists with respect to these agreements should the previously wholly-owned subsidiaries be unable to meet their obligations. Management believes the need for the Company to satisfy those obligations is remote.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

20)    INSURANCE STATUTORY FINANCIAL INFORMATION
In accordance with statutory accounting practices, the following table presents the combined statutory net income (loss), surplus, capital stock & AVR, and securities on deposits for Equitable Financial, Equitable America, Equitable L&A and CS Life.

	2023	2022	2021
	(in millions)
Years Ended December 31,
Combined statutory net income (loss) (1)	$(1,549)	$148	$(936)

As of December 31,
Combined surplus, capital stock and AVR	$6,776	$7,125
Combined securities on deposits in accordance with various government and state regulations	$18	$17
_____________
(1) For 2021, excludes CS Life which was sold June 1, 2021.
In 2023 and 2022, Equitable Financial paid to its direct parent, which subsequently distributed such amount to Holdings, an ordinary shareholder dividend of $1.7 billion and $930 million, respectively. Equitable Financial did not pay ordinary dividends during 2021 due to operating losses.
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
Applying the formulas above, Equitable Financial is not permitted to pay an Ordinary Dividend in 2024.
Under Arizona Insurance Law, which are applicable to Equitable America, a domestic life insurer may without prior approval of the Arizona Superintendent, pay a dividend to its shareholders not exceeding an amount calculated based on a statutory formula. Based on this formula, the Company could pay an ordinary dividend of up to approximately $440 million during 2024.
Intercompany Reinsurance
Equitable Financial and Equitable America cede a portion of their statutory reserves to EQ AZ Life Re, a captive reinsurer, as part of the Company’s capital management strategy. EQ AZ Life Re prepares financial statements in a special purpose framework for statutory reporting. Equitable Financial and Equitable America receive statutory reserve credits for reinsurance treaties with EQ AZ Life Re to the extent EQ AZ Life Re holds assets in an irrevocable trust (the “EQ AZ Life Re Trust”). As of December 31, 2023, EQ AZ Life Re holds $1.3 billion of assets in the EQ AZ Life Re Trust and letters of credit of $2.0 billion that are guaranteed by Holdings. Under the reinsurance transactions, EQ AZ Life Re is permitted to transfer assets from the EQ AZ Life Re Trust under certain circumstances. The level of statutory reserves held by EQ AZ Life Re fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or additional letters of credit be secured, which could adversely impact EQ AZ Life Re’s liquidity.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

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
Prescribed and Permitted Accounting Practices
As of December 31, 2023, the following five prescribed and permitted practices resulted in net income (loss) and capital and surplus that is different from the statutory surplus that would have been reported had NAIC statutory accounting practices been applied.
Equitable Financial was granted a permitted practice by the NYDFS to apply SSAP 108, Derivatives Hedging Variable Annuity Guarantees on a retroactive basis from January 1, 2021 through June 30, 2021, after reflecting the impacts of our reinsurance transaction with Venerable. The permitted practice was amended to also permit Equitable Financial to adopt SSAP 108 prospectively as of July 1, 2021 and to consider the impact of both the interest rate derivatives and the General Account assets used to fully hedge the interest rate risk inherent in its variable annuity guarantees when determining the amount of the deferred asset or liability under SSAP 108. Application of the permitted practice partially mitigates the New York Insurance Regulation 213 (“Reg 213”) impact of the Venerable Transaction on Equitable Financial’s statutory capital and surplus and enables Equitable Financial to more effectively neutralize the impact of interest rates on its statutory surplus and to better align with our economic hedging program. The impact of applying this permitted practice relative to SSAP 108 as written was a decrease of approximately $64 million in statutory special surplus funds as of December 31, 2023. The Reinsurance Treaty reduced the amount of interest rate hedging needed at Equitable Financial going forward, affecting future deferrals, but leaves our historical SSAP 108 deferred amounts unchanged. The permitted practice also reset Equitable Financial’s unassigned surplus to zero as of June 30, 2021 to reflect the transformative nature of the Venerable Transaction.
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
The impact of the application of Reg 213 was a decrease of approximately $251 million in statutory surplus as of December 31, 2023 compared to statutory surplus under the NAIC variable annuity framework. Our hedging program is designed to hedge the economics of our insurance liabilities and largely offsets Reg 213 and NAIC framework reserve movements due to interest rates and equities. The NYDFS allows domestic insurance companies a five year phase-in provision for Reg 213 reserves. As of September 30, 2022, Equitable Financial’s Reg 213 reserves were 100% phased-in. As of December 31, 2023, given the prevailing market conditions and business mix, there are $241 million Reg 213 redundant reserves over the US RBC CTE 98 total asset requirement (“TAR”).
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

The impact of the application is an increase of approximately $1.9 billion in statutory surplus as of December 31, 2023.

During 2022, Equitable America received approval from the Arizona Department of Insurance and Financial Institutions pursuant to A.R.S. 20-515 for Separate Account No. 68A (“SA 68A”) for our Structured Capital Strategies product, Separate Account No. 69A (“SA 69A”) for our EQUI-VEST product Structured Investment Option and Separate Account No. 71A (“SA 71A”) for our Investment Edge Structured Investment Option, to permit us to use book value as the accounting basis of these three non-insulated Separate Accounts instead of fair value in accordance with the NAIC Accounting and Practices and Procedures Manual to align with how we manage and measure our overall General Account asset portfolio. The impact of the application is a decrease of approximately $94 million in statutory surplus as of December 31, 2023.
The Arizona Department of Insurance and Financial Institutions granted to Equitable America a permitted practice to deviate from SSAP No. 108 by applying special accounting treatment for specific derivatives hedging variable annuity benefits subject to fluctuations as a result of interest rate sensitivities. The permitted practice expands on SSAP No. 108 hedge accounting to include equity risks for the full scope of Variable Annuity (VA) contracts (i.e., not just the rider guarantees but for the VA total contract). The permitted practice allows Equitable America to adopt SSAP 108 retroactively from October 1, 2023 and applies to both directly held VA hedges as well as VA hedges in the Equitable America funds withheld asset that resulted from the Reinsurance Treaty. In the calculation of the amount of excess VA equity and interest rate derivative hedging gains gains/losses to defer (including Net investment income on our Equity Total Return Swaps), the permitted practice allows us to compare our total equity and interest derivatives gains and losses to 100% of our target liability change. Any hedge gain or loss deferrals will follow SSAP No. 108 amortization rules (i.e. 10-year straight line).
The impact of applying this revised permitted practice relative to SSAP 108 was an increase of approximately $621 million in statutory special surplus funds as of December 31, 2023. If the reporting entity had not used the above permitted practice that differs from the NAIC basis of accounting, a risk-based capital regulatory event would not have been triggered.
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

21)    BUSINESS SEGMENT INFORMATION
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
•The Protection Solutions segment includes our life insurance and group employee benefits businesses. Our life insurance business offers a variety of VUL, UL and term life products to help affluent and high net worth individuals, as well as small and medium-sized business owners, with their wealth protection, wealth transfer and corporate needs. Our group employee benefits business offers a suite of life, and short- and long-term disability, dental and vision insurance products to small and medium-size businesses across the United States.
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
In the third quarter 2023, the Company updated its operating earnings measure to exclude the impact of the annual actuarial assumption update attributable to LFPB as the majority of the earnings volatility attributable to these assumption updates relate to the Company’s Legacy and non-business segment products and as such do not represent the Company’s ongoing revenue generating activities or future business strategy, and impede comparability of operating results period over period. Operating earnings were favorably impacted by this change in the amount of $61 million for the year ended December 31, 2023. The presentation of operating earnings in prior periods was not revised to reflect this modification because the impact to those periods was immaterial.
Also, in the fourth quarter of 2023, the Company updated its operating earnings measure to exclude the impact of realized amounts related to equity classified instruments. The recognition of the realized capital gains and losses from investments in current net investment income is generally considered distortive and not reflective of the ongoing core business activities of the segments. Operating earnings were favorably impacted in the amount of $8 million for the year ended December 31, 2023. The presentation of operating earnings in prior periods was not revised to reflect this modification. The impact to operating earnings would have been $36 million favorable for the year ended December 31, 2022 and $50 million unfavorable for the year ended December 31, 2021.
Revenues derived from any customer did not exceed 10% of revenues for the years ended December 31, 2023, 2022 and 2021.
The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.
The table below presents operating earnings (loss) by segment and Corporate and Other and a reconciliation to net income (loss) attributable to Holdings:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Net income (loss) attributable to Holdings	$1,302	$2,153	$1,755
Adjustments related to:
Variable annuity product features (6)	607	(2,193)	1,115
Investment (gains) losses	713	945	(867)
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	39	82	120
Other adjustments (1) (2) (3)	351	605	628
Income tax expense (benefit) related to above adjustments	(359)	118	(208)
Non-recurring tax items (5)	(959)	16	12
Non-GAAP Operating Earnings	$1,694	$1,726	$2,555

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Operating earnings (loss) by segment:
Individual Retirement	$850	$762	$794
Group Retirement	$399	$446	$579
Investment Management and Research	$411	$424	$564
Protection Solutions	$51	$97	$262
Wealth Management	$159	$101	$58
Legacy	$186	$235	$522
Corporate and Other (4)	$(362)	$(339)	$(224)
______________
(1)Includes separation costs of $82 million for the years ended December 31, 2021. Separation costs were completed during 2021.
(2)Includes certain legal accruals related to the COI litigation of $144 million, $218 million and $207 million for the years ended December 31, 2023, 2022 and 2021, respectively. Includes policyholder benefit costs of $75 million for the year ended December 31, 2022 stemming from a deal to repurchase UL policies from one entity that had invested in numerous policies purchased in the life settlement market. Includes the impact of annual actuarial assumptions updates related to LFPB of $61 million for the year ended December 31, 2023. Prior period impact was immaterial and was not revised.
(3)Includes Non-GMxB related derivative hedge gains and losses of $26 million, $(34) million and $0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(4)Includes interest expense and financing fees of $229 million, $205 million and $242 million for the year ended December 31, 2023, 2022 and 2021, respectively.
(5)For the year ended December 31, 2023, non-recurring tax items reflect primarily the effect of uncertain tax positions for a given audit period and a decrease of the deferred tax valuation allowance of $1.0 billion.
(6)Includes the impact of favorable assumption updates of $40 million for the year ended December 31, 2023. Includes the impact of unfavorable assumption updates of $204 million for the year ended December 31, 2022.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

The table below presents revenues by segment and Corporate and Other:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Segment revenues:
Individual Retirement (1)	$2,643	$2,028	$1,989
Group Retirement (1)	1,021	1,158	1,371
Investment Management and Research (2)	4,117	4,105	4,430
Protection Solutions (1)	3,180	3,120	3,179
Wealth Management (3)	1,551	1,446	1,437
Legacy (1)	801	819	1,229
Corporate and Other (1)	1,118	910	1,021
Eliminations	(810)	(760)	(779)

Adjustments related to:
Variable annuity product features	(607)	2,193	1,115
Investment gains (losses), net	(713)	(945)	(867)
Other adjustments to segment revenues	(1,773)	(1,430)	(6,511)
Total revenues	$10,528	$12,644	$7,614
______________
(1)Includes investment expenses charged by AB of $140 million, $110 million and $96 million for the years ended December 31, 2023, 2022 and 2021, respectively, for services provided to the Company.
(2)Inter-segment investment management and other fees of $160 million, $134 million and $126 million for the years ended December 31, 2023, 2022 and 2021, respectively, are included in segment revenues of the Investment Management and Research segment.
(3)Inter-segment distribution fees of $752 million, $736 million and $748 million for the years ended December 31, 2023, 2022 and 2021, respectively, are included in segment revenues of the Wealth Management segment.
Total assets by segment were as follows:

	December 31,
	2023	2022
	(in millions)
Total assets by segment:
Individual Retirement	$90,805	$77,641
Group Retirement	47,260	42,421
Investment Management and Research	11,088	12,633
Protection Solutions	38,933	37,224
Wealth Management	144	137
Legacy	49,487	48,231
Corporate and Other	39,097	34,415
Total assets	$276,814	$252,702
22)    EQUITY

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

Preferred Stock
Preferred stock authorized, issued and outstanding was as follows:

	December 31,
	2023			2022
Series	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
Series A	32,000	32,000	32,000	32,000	32,000	32,000
Series B	20,000	20,000	20,000	20,000	20,000	20,000
Series C	12,000	12,000	12,000	12,000	12,000	12,000
Total	64,000	64,000	64,000	64,000	64,000	64,000
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

by the Company’s Board of Directors (or a duly authorized committee of the Board) and will be payable quarterly in arrears, at an annual rate equal to the fixed rate of 4.3%.
Dividends to Shareholders
Dividends declared per share were as follows for the periods indicated:

	Year ended December 31,
	2023	2022	2021
Series A dividends declared	$1,313	$1,313	$1,313
Series B dividends declared	$1,238	$1,238	$1,238
Series C dividends declared	$1,075	$1,075	$1,006
Common Stock
Dividends declared per share of common stock were as follows for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Dividends declared	$0.86	$0.78	$0.71

Share Repurchase
On February 5, 2024, the Company’s Board of Directors authorized a new $1.3 billion share repurchase program. The $1.3 billion authorization is in addition to the previously authorized $700 million share repurchase program, which as of December 31, 2023 had $158 million of authorized capacity remaining. Under these programs, the Company may, from time to time purchase shares of its common stock through various means. The Company may choose to suspend or discontinue the repurchase program at any time. The repurchase program does not obligate the Company to purchase any particular number of shares.
For the years ended December 31, 2023, 2022 and 2021, the Company repurchased approximately 32.8 million, 28.2 million and 51.9 million shares of its common stock at a total cost of approximately $0.9 billion, $0.8 billion and $1.6 billion, respectively through open market repurchases, ASRs and privately negotiated transactions. The repurchased common stock was recorded as treasury stock in the consolidated balance sheets. For the years ended December 31, 2023, 2022 and 2021, the Company reissued approximately 1.5 million, 2.0 million and 2.3 million shares of its treasury stock, respectively. For the year ended December 31, 2023, 2022 and 2021, the Company retired approximately 17.4 million, 12.5 million, and 32.0 million shares of its treasury stock, respectively.
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

Accelerated Share Repurchase Agreement
In December 2023 Holdings entered into an ASR with a third-party financial institution to repurchase an aggregate of $39 million of Holdings’ common stock. Pursuant to the ASR, Holdings made a pre-payment of $39 million and received initial delivery of 0.9 million Holdings’ shares. The ASR terminated in January 2024, at which time an additional 256,197 shares of common stock were received.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

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
In January 2023, Holdings entered into an ASR with a third-party financial institution to repurchase an aggregate of $75 million of Holdings’ common stock. Pursuant to the ASR, Holdings made a pre-payment of $75 million and received initial delivery of 2 million Holdings’ shares. The ASR terminated in February 2023, at which time an additional 424,000 shares of common stock were received.

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

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
Accumulated Other Comprehensive Income (Loss)
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances were as follows:

	December 31,
	2023	2022
	(in millions)
Unrealized gains (losses) on investments	$(6,638)	$(9,324)
Market risk benefits - instrument-specific credit risk component	(633)	668
Liability for future policy benefits - current discount rate component	182	355
Defined benefit pension plans	(652)	(650)
Foreign currency translation adjustments	(76)	(91)
Total accumulated other comprehensive income (loss)	(7,817)	(9,042)
Less: Accumulated other comprehensive income (loss) attributable to noncontrolling interest	(40)	(50)
Accumulated other comprehensive income (loss) attributable to Holdings	$(7,777)	$(8,992)

The components of OCI, net of taxes were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period (1)	$1,954	$(13,637)	$(2,467)
(Gains) losses reclassified into net income (loss) during the period (2)	445	685	(698)
Net unrealized gains (losses) on investments	2,399	(12,952)	(3,165)
Adjustments for policyholders’ liabilities, insurance liability loss recognition and other	(22)	346	704
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $206,$(1,364) and $(654))	2,377	(12,606)	(2,461)
Change in LFPB discount rate and MRB credit risk, net of tax
Changes in market risk benefits - instrument-specific credit risk (net of deferred income tax expense (benefit) of $(273), $332 and $13)	(1,027)	1,249	50
Changes in liability for future policy benefits - current discount rate (net of deferred income tax expense (benefit) of $(36), $285 and $74)	(137)	1,074	279

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Change in defined benefit plans:
Reclassification to Net income (loss) of amortization of net prior service credit included in net periodic cost (3)	(3)	18	266
Change in defined benefit plans (net of deferred income tax expense (benefit) of $3, $(1) and $68)	(3)	18	266
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period	15	(46)	(11)
Foreign currency translation adjustment	15	(46)	(11)
Total other comprehensive income (loss), net of income taxes	1,225	(10,311)	(1,877)
Less: Other comprehensive income (loss) attributable to noncontrolling interest	10	(16)	1
Other comprehensive income (loss) attributable to Holdings	$1,215	$(10,295)	$(1,878)
Cumulative effect of adoption of ASU 2018-02, Long Duration Targeted Improvements (net of deferred income tax expense (benefit) of $0, $0 and $(181))	—	—	(682)
Change in accumulated other comprehensive income (loss) attributable to Holdings	$1,215	$(10,295)	$(2,560)
______________
(1)For 2022, unrealized gains (losses) arising during the period is presented net of a valuation allowance of $1.6 billion established during the fourth quarter of 2022. The Company established the valuation allowance against its deferred tax assets related to unrealized capital losses in the available for sale securities portfolio.As of December 31, 2023, a valuation allowance of $234 million remains against the portion of the deferred tax asset that is still not more-likely-than-not to be realized. See Note 18 of the Notes to these Consolidated Financial Statements for details on the valuation allowance.
(2)See “Reclassification adjustment” in Note 3 of the Notes to these Consolidated Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of $(118) million, $(182) million, and $186 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(3)These AOCI components are included in the computation of net periodic costs. See Note 16 of the Notes to these Consolidated Financial Statements.
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

23)    EARNINGS PER COMMON SHARE
The following table presents a reconciliation of net income (loss) and weighted-average common shares used in calculating basic and diluted EPS for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Weighted-average common shares outstanding:
Weighted-average common shares outstanding — basic	350.1	377.6	417.4
Effect of dilutive securities:
Employee share awards (1)	1.5	2.3	3.8
Weighted-average common shares outstanding — diluted	351.6	379.9	421.2

Net income (loss):
Net income (loss)	$1,643	$2,394	$2,170
Less: Net income (loss) attributable to the noncontrolling interest	341	241	415
Net income (loss) attributable to Holdings	1,302	2,153	1,755
Less: Preferred stock dividends	80	80	79
Net income (loss) available to Holdings’ common shareholders	$1,222	$2,073	$1,676

EPS:
Basic	$3.49	$5.49	$4.02
Diluted	$3.48	$5.46	$3.98
_____________
(1)Calculated using the treasury stock method.
For the years ended December 31, 2023, 2022 and 2021, 3.5 million, 3.9 million, and 4.4 million of outstanding stock awards, respectively, were not included in the computation of diluted EPS because their effect was anti-dilutive.
24)    REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Balance, beginning of period	$455	$468	$143
Net earnings (loss) attributable to redeemable noncontrolling interests	44	(59)	5
Purchase/change of redeemable noncontrolling interests	271	46	320
Balance, end of period	$770	$455	$468

25)     HELD-FOR-SALE
Assets and liabilities related to the business classified as HFS are separately reported in the consolidated balance sheets beginning in the period in which the business is classified as HFS.
AB Bernstein Research Services
On November 22, 2022, AB and Société Générale, a leading European bank, announced plans to form a joint venture combining their respective cash equities and research businesses (the “Initial Plan”). In the Initial Plan, AB would own a 49% interest in the joint venture and Société Générale would own a 51% interest in the joint venture, with an option to reach 100% ownership after five years.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

During the fourth quarter of 2023, AB and Société Générale negotiated a revised plan (the “Revised Plan”) to form a North American joint venture (the “NA JV”) and an International joint venture (the “International JV”). Under the Revised plan, AB would own a majority economic and voting interest in the NA JV and a 49% economic and voting interest in the International JV. The Revised Plan, as compared to the Initial Plan, will not have a significant impact on results of operations or financial condition.
Société Générale will continue to have an option to reach 100% ownership in the International JV after five years and AB would have an option to sell its share in both joint ventures to Société Générale, subject to regulatory approval. The consummation of the joint ventures is subject to customary closing conditions, including regulatory clearances. The closings are expected to occur in the first half of 2024. The structure of the Board of Directors of the NA JV Holding Company, which will include two independent directors, precludes AB from controlling the Board and therefore from having a controlling financial interest in the entity. Upon review of the consolidation guidance under U.S. GAAP, AB has concluded they will not consolidate the NA JV Holding Company and will maintain an equity method investment in both the NA JV and the International JV Holding companies.
Accordingly, the assets and liabilities of AB's research services business recorded at fair value, less cost to sell have been classified as held-for-sale in our Consolidated Financial Statements. As a result of classifying these assets as held-for-sale, AB recognized a non-cash valuation adjustment of $7 million and $7 million on the consolidated statement of income, to recognize the net carrying value at lower of cost or fair value, less costs to sell for the years ended December 31, 2023 and as of December 31, 2022, respectively. Approximately $7 million in costs to sell have been paid as of December 31, 2023.
The following table summarizes the assets and liabilities classified as held-for-sale on the Company’s consolidated balance sheets:

	December 31,
	2023 (1)	2022 (1)
	(in millions)
Cash and cash equivalents	$153	$159
Broker-dealer related receivables	107	74
Trading securities, at fair value	17	25
Goodwill and other intangible assets ,net	164	175
Other assets (2)	124	129
Total assets held-for-sale	$565	$562

Broker-dealer related payables	$39	$33
Customers related payables	17	10
Other liabilities	97	65
Total liabilities held-for-sale	$153	$108
____________
(1)    The assets and liabilities classified as held-for-sale are reported within our Investment Management & Research segment.
(2)    Other assets includes a valuation adjustment decrease of $7 million and $7 million, as of December 31, 2023 and 2022, respectively.

These assets and liabilities are reported under the Investment Management & Research segment. The Company has determined that AB’s exit from the research business did not represent a strategic shift that had a major effect on AB’s or the Company’s consolidated results of operations, and therefore, are not classified as discontinued operations.
26)     SUBSEQUENT EVENTS
In December 2023, Holdings established an obligation to enter into an ASR with a third-party financial institution to repurchase an aggregate of $95 million of Holdings’ common stock. Pursuant to the ASR, on January 4, 2024, Holdings made a pre-payment of $95 million and received initial delivery of 2.3 million shares. The ASR terminated in January 2024, at which time an additional 625,040 shares of common stock were received.

EQUITABLE HOLDINGS, INC.
SCHEDULE I

SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2023

	Cost (1)	Fair Value	Carrying Value
	(in millions)
Fixed maturities, AFS:
U.S. government, agencies and authorities	$5,735	$4,631	$4,631
State, municipalities and political subdivisions	614	549	549
Foreign governments	719	611	611
Public utilities	6,859	6,075	6,075
All other corporate bonds	42,927	38,667	38,667
Residential mortgage-backed	2,470	2,355	2,355
Asset-backed	11,058	11,001	11,001
Commercial mortgage-backed	3,595	3,082	3,082
Redeemable preferred stocks	56	59	59
Total fixed maturities, AFS	74,033	67,030	67,030
Fixed maturities, at fair value using the fair value option	1,692	1,654	1,654
Mortgage loans on real estate (2)	18,152	16,471	18,171
Policy loans	4,158	4,485	4,158
Other equity investments	3,126	3,384	3,384
Trading securities	1,005	1,057	1,057
Other invested assets	6,719	6,719	6,719
Total Investments	$108,885	$100,800	$102,173
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

EQUITABLE HOLDINGS, INC.
SCHEDULE II
Balance Sheets (Parent Company)
December 31, 2023 and 2022

	December 31,
	2023	2022
	(in millions, except share amounts)
ASSETS
Investment in consolidated subsidiaries	$3,972	$2,652
Fixed maturities available-for-sale, at fair value (amortized cost of $507 and $737)	487	693
Other equity investments	119	139
Other invested assets	—	448
Total investments	4,578	3,932
Cash and cash equivalents	1,392	711
Goodwill and other intangible assets, net	1,229	1,242
Loans to affiliates	900	990
Receivable from affiliates	728	714
Current and deferred income taxes assets	696	541
Other assets	168	265
Total Assets	$9,691	$8,395

LIABILITIES
Short-term debt	$—	$520
Long-term debt	3,820	3,322
Employee benefits liabilities	798	777
Loans from affiliates	1,900	1,900
Payable to affiliates	494	394
Other liabilities	30	81
Total Liabilities	$7,042	$6,994

EQUITY ATTRIBUTABLE TO HOLDINGS
Preferred stock and additional paid-in capital, $1 par value and $25,000 liquidation preference	$1,562	$1,562
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 491,003,966 and 508,418,442 shares issued, respectively; 333,877,990 and 365,081,940 shares outstanding, respectively	5	4
Additional paid-in capital	2,328	2,299
Treasury stock, at cost, 157,125,976 and 143,336,502 shares, respectively	(3,712)	(3,297)
Retained earnings	10,243	9,825
Accumulated other comprehensive income (loss)	(7,777)	(8,992)
Total equity attributable to Holdings	2,649	1,401
Total Liabilities and Equity Attributable to Holdings	$9,691	$8,395

The financial information of Equitable Holdings, Inc. should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

EQUITABLE HOLDINGS, INC.
SCHEDULE II
STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) (PARENT COMPANY)
YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021

	Year Ended December 31,
	2023	2022	2021
	(in millions)
REVENUES
Equity in income (losses) from continuing operations of consolidated subsidiaries	$1,355	$2,282	$2,042
Net investment income (loss)	106	66	26
Investment gains (losses), net	—	—	(12)
Total revenues	1,461	2,348	2,056

EXPENSES
Interest expense	291	248	241
Other operating costs and expenses	37	33	58
Total expenses	328	281	299
Income (loss) from continuing operations, before income taxes	1,133	2,067	1,757
Income tax (expense) benefit	169	86	(2)
Net income (loss) attributable to Holdings	1,302	2,153	1,755
Less: Preferred stock dividends	80	80	79
Net income (loss) available to Holdings' common shareholders	$1,222	$2,073	$1,676

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$1,302	$2,153	$1,755
Other comprehensive income (loss) net of income taxes:
Change in net unrealized gains (losses) on investments	24	(6)	(85)
Change in defined benefit plans	(10)	10	251
Equity in net other comprehensive income (loss) from continuing operations of consolidated subsidiaries	1,201	(10,299)	(2,726)
Total other comprehensive income (loss), net of income taxes	1,215	(10,295)	(2,560)
Comprehensive income (loss)	$2,517	$(8,142)	$(805)

The financial information of Equitable Holdings, Inc. should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

EQUITABLE HOLDINGS, INC.
SCHEDULE II
STATEMENTS OF CASH FLOWS (PARENT COMPANY)
YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Net income (loss) attributable to Holdings	$1,302	$2,153	$1,755
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in net (earnings) loss of subsidiaries	(1,355)	(2,282)	(2,042)
Non-cash long term incentive compensation expense	13	64	15
Amortization and depreciation	46	57	60
Equity (income) loss limited partnerships	6	(29)	(19)
Dividends from subsidiaries	2,442	1,801	792
Changes in:
Current and deferred taxes	(150)	83	(151)
Other, net	90	(23)	14
Net cash provided by (used in) operating activities	$2,394	$1,824	$424

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$228	$131	$210
Short-term investments	1,000	550	—
Other	—	5	—
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(10)	—	—
Short-term investments	(544)	(1,000)	—
Other	(10)	(16)	(7)
Net issuance on credit facilities to affiliates	90	(235)	(80)
Proceeds from the sale of subsidiary	—	—	215
Net cash provided by (used in) investing activities	$754	$(565)	$338

Cash flows from financing activities:
Issuance of preferred stock	$—	$—	$293
Issuance of long-term debt	497	—	—
Change in short-term financings	(520)	—	—
Repayment of long-term debt	—	—	(280)
Proceeds from loans from affiliates	—	—	1,000
Shareholder dividends paid	(301)	(294)	(296)
Preferred dividends paid	(80)	(80)	(79)
Purchase of treasury shares	(919)	(849)	(1,637)
Capital contribution to subsidiaries	(1,142)	(225)	(815)
Other, net	(2)	33	(53)
Net cash provided by (used in) financing activities	$(2,467)	$(1,415)	$(1,867)

Change in cash and cash equivalents	681	(156)	(1,105)
Cash and cash equivalents, beginning of year	711	867	1,972
Cash and cash equivalents, end of year	$1,392	$711	$867

Supplemental cash flow information:
Interest paid	$185	$185	$209
Income taxes (refunded) paid	$2	$153	$153

Non-cash transactions from investing and financing activities:
Change in investment in subsidiary from issuance of AB Units for CarVal acquisition	$—	$314	$—
Non-cash dividends from subsidiaries	$—	$22	$—
Dividend of AB Units from subsidiary	$—	$—	$23
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
2)    LOANS TO AFFILIATES
On November 4, 2019, Holdings made available to AB a $900 million committed, unsecured senior credit facility (the “EQH Facility”). The EQH Facility matures on November 4, 2024 and is available for AB's general business purposes. Borrowings by AB under the EQH Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates. The EQH Facility contains affirmative, negative and financial covenants which are substantially similar to those in AB’s committed bank facilities. The EQH Facility also includes customary events of default substantially similar to those in AB’s committed bank facilities, including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lender’s commitment may be terminated. Amounts under the EQH Facility may be borrowed, repaid and re-borrowed by AB from time to time until the maturity of the facility. AB or Holdings may reduce or terminate the commitment at any time without penalty upon proper notice. Holdings also may terminate the facility immediately upon a change of control of the general partner. In As of both December 31, 2023 and 2022, $900 million was outstanding under the EQH Facility with interest rates of approximately 5.3% and 4.3%, respectively.
3)    LOANS FROM AFFILIATES
In June 2021, Holdings received a $1.0 billion 10-year term loan from Equitable Financial. The loan has an interest rate of 3.23% and matures in June 2031. The amount outstanding on the loan at both December 31, 2023 and 2022, was $1.0 billion.
In November 2019, Holdings received a $900 million loan from Equitable Financial. The loan has an interest rate of one- month LIBOR plus 1.33%. The loan matures on November 4, 2024. The amount outstanding on the loan at both December 31, 2023 and 2022 was $900 million.
Interest cost related to loans from affiliates totaled $90 million, $60 million and $30 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
5)    ISSUANCE OF SERIES A, SERIES B AND SERIES C FIXED RATE NONCUMULATIVE PERPETUAL PREFERRED STOCK
See Note 22 of the Notes to the Consolidated Financial Statements.
6)    SHARE REPURCHASE
See Note 22 of the Notes to the Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2023

	Individual Retirement	Group Retirement	Investment Management and Research	Protection Solutions	Wealth Management	Legacy	Corporate and Other	Elim-inations	Total
	(in millions)
Deferred policy acquisition costs	$3,508	$825	$—	$1,700	$—	$555	$117	$—	$6,705
Policyholders’ account balances	53,447	12,520	—	14,844	—	618	14,244	—	95,673
Future policy benefits and other policyholders' liabilities	906	—	—	4,984	—	3,633	7,840	—	17,363
Policy charges and premium revenue	660	268	—	2,104	—	155	297	—	3,484
Net derivative gains (losses)	(2,333)	(5)	(16)	(19)	—	—	(43)	19	(2,397)
Net investment income (loss)	1,653	498	49	938	13	242	844	83	4,320
Policyholders’ benefits and interest credited	781	215	—	2,488	—	262	1,091	—	4,837
Amortization of deferred policy acquisition costs	388	59	—	120	—	63	11	—	641
All other operating expenses (1)	(145)	267	3,350	665	1,343	(954)	596	(810)	4,312

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2022

	Individual Retirement	Group Retirement	Investment Management and Research	Protection Solutions	Wealth Management	Legacy	Corporate and Other	Elim-inations	Total
	(in millions)
Deferred policy acquisition costs	$3,219	$800	$—	$1,630	$—	$593	$127	$—	$6,369
Policyholders’ account balances	40,102	13,141	—	14,939	—	688	14,996	—	83,866
Future policy benefits and other policyholders' liabilities	891	1	—	4,870	—	2,700	8,141	—	16,603
Policy charges and premium revenue	655	318	—	2,018	—	139	318	—	3,448
Net derivative gains (losses)	851	(20)	41	(16)	—	—	36	15	907
Net investment income (loss)	997	605	(108)	961	2	242	521	95	3,315
Policyholders’ benefits and interest credited	374	281	—	2,477	—	216	759	—	4,107
Amortization of deferred policy acquisition costs	334	59	—	117	—	65	11	—	586
All other operating expenses (1)	(102)	277	3,255	685	1,311	(428)	721	(760)	4,959

EQUITABLE HOLDINGS, INC.
SCHEDULE III
AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2021

	Individual Retirement	Group Retirement	Investment Management and Research	Protection Solutions	Wealth Management	Legacy	Corporate and Other	Elim-inations	Total
	(in millions)
Deferred policy acquisition costs	$3,013	$771	$—	$1,559	$—	$631	$139	$—	$6,113
Policyholders’ account balances	37,717	13,050	—	15,028	—	746	12,820	—	79,361
Future policy benefits and other policyholders' liabilities	1,196	—	—	5,283	—	2,553	9,146	—	18,178
Policy charges and premium revenue	726	370	—	1,950	—	335	347	—	3,728
Net derivative gains (losses)	(7,060)	(39)	(14)	(29)	—	—	(21)	14	(7,149)
Net investment income (loss)	796	751	25	1,095	(1)	424	674	82	3,846
Policyholders’ benefits and interest credited	291	303	—	2,451	—	227	735	—	4,007
Amortization of deferred policy acquisition costs	294	64	—	116	—	66	12	—	552
All other operating expenses (1)	(857)	354	3,238	590	1,390	(4,227)	736	(778)	446
_____________
(1)Operating expenses are allocated to segments.

EQUITABLE HOLDINGS, INC.
SCHEDULE IV
REINSURANCE (1)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
			(in millions)
2023
Life insurance in-force	$485,692	$166,167	$30,706	$350,231	8.8%

Premiums:
Life insurance and annuities	$905	$197	$166	$874	19.0%
Accident and health	270	48	8	230	3.5%
Total premiums	$1,175	$245	$174	$1,104	15.8%

2022
Life insurance in-force	$483,069	$174,819	$31,337	$339,587	9.2%

Premiums:
Life insurance and annuities	$822	$182	$172	$812	21.2%
Accident and health	220	46	8	182	4.4%
Total premiums	$1,042	$228	$180	$994	18.1%

2021
Life insurance in-force	$484,082	$185,203	$31,971	$330,850	9.7%

Premiums:
Life insurance and annuities	$802	$155	$181	$828	21.9%
Accident and health	168	44	8	132	6.1%
Total premiums	$970	$199	$189	$960	19.7%
______________
(1)Includes amounts related to the discontinued group life and health business.

Part II, Item 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Part II, Item 9A
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The management of the Company, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of December 31, 2023. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.
Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). Based on the evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during the quarter ended December 31, 2023, that have affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our executive officers during the three months ended December 31, 2023, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans. The plan listed below is only executed when the stock price reaches a required minimum. In addition, the executives identified in the table below are required to maintain an ownership of the Company’s common stock with a value equal to at least a multiple of their annual base salary (three times for Mr. Hurd).

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Start Date of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(1)	Aggregate Number of Securities to be Purchased or Sold
Jeffrey J. Hurd Chief Operating Officer	11/17/2023	2/16/2024	8/15/2024	Sale of up to 59,814 shares(2) of common stock in several transactions through the scheduled expiration date in 2024.
(1)In each case, a Rule 10b5-1 trading plan may also expire on such earlier date as all transactions under the Rule 10b5-1 trading plan are completed.
(2)59,814 of Mr. Hurd’s shares consist of common stock already owned.
During the three months ended December 31, 2023, none of the Company’s directors adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933 (“Regulation S-K”).
Part II, Item 9C.
DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Part III, Item 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to, and will be contained in, the Company’s 2024 Proxy Statement.
Part III, Item 11.
EXECUTIVE COMPENSATION
The information required by this item (other than the disclosure responsive to Item 202(v) of Regulation S-K) is incorporated by reference to, and will be contained in, the Company’s 2024 Proxy Statement.
Part III, Item 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information as of December 31, 2023, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our common stock. For additional information about our equity compensation plans, see Note 17 of Notes to the Consolidated Financial Statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders
Omnibus Plan	7,266,052	(1)	21.94	(2)	18,256,124
Stock Purchase Plan (3) (4)					4,471,351
Equity compensation plans not approved by security holders	—				—
Total	7,266,052				22,727,475
_____________
(1)Represents 1,754,554 outstanding options, 2,808,002 outstanding RSUs and 2,703,496 outstanding performance shares as of December 31, 2023 under the 2018 & 2019 Omnibus Plan. Totals include dividend equivalents on performance shares of 73,938 and on RSUs of 124,296. The number of performance shares represents the number of shares that would be received based on maximum performance, reduced for cancellations through December 31, 2023. The actual number of shares the Compensation Committee will award at the end of each performance period will range between 0% and 200% of the target number of units granted, based upon a measure of the reported performance of the Company relative to stated goals.
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
All of the other information required by this item is incorporated by reference to, and will be contained in, the Company’s 2024 Proxy Statement.
Part III, Item 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to, and will be contained in, the Company’s 2024 Proxy Statement.
Part III, Item 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to, and will be contained in, the Company’s 2024 Proxy Statement.

Part IV, Item 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:

		Page Number
1.	Financial Statements—Item 8. Financial Statements and Supplementary Data	119
2.	Financial Statement Schedules:
	Schedule I—Summary of Investments Other Than Investments in Related Parties as of December 31, 2023	243
	Schedule II—Condensed Financial Information of Parent Company as of December 31, 2023 and 2022, and for the Years Ended December 31, 2023, 2022 and 2021	244
	Schedule III—Supplementary Insurance Information as of December 31, 2023 and 2022 and for the Years Ended December 31, 2023, 2022 and 2021	248
	Schedule IV—Reinsurance for the Years Ended December 31, 2023, 2022 and 2021	250
3.	Exhibits: See the accompanying Index to Exhibits.	261

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

Deferred policy acquisition cost (“DAC”)	Represents the incremental costs related directly to the successful acquisition of new and certain renewal insurance policies and annuity contracts and which have been deferred on the balance sheet as an asset.

Deferred sales inducements (“DSI”)	Represent amounts that are credited to a policyholder’s account balance that are higher than the expected crediting rates on similar contracts without such an inducement and that are an incentive to purchase a contract and also meet the accounting criteria to be deferred as an asset that is amortized over the life of the contract.

Fee-Type Revenue	Revenue from fees and related items, including policy charges and fee income, premiums, investment management and service fees, and other income.

Gross Premiums	FYP and Renewal premium and deposits.

Invested assets	Includes fixed maturity securities, equity securities, mortgage loans, policy loans, alternative investments and short-term investments.

Premium and deposits	Amounts a policyholder agrees to pay for an insurance policy or annuity contract that may be paid in one or a series of payments as defined by the terms of the policy or contract.

Protection Solutions Reserves	Equals the aggregate value of Policyholders’ account balances and Future policy benefits for policies in our Protection Solutions segment.

Reinsurance	Insurance policies purchased by insurers to limit the total loss they would experience from an insurance claim.

Renewal premium and deposits	Premiums and deposits after the first twelve months of the policy or contract.

Risk-based capital (“RBC”)	Rules to determine insurance company statutory capital requirements. It is based on rules published by the National Association of Insurance Commissioners (“NAIC”).

Total adjusted capital (“TAC”)	Primarily consists of capital and surplus, and the asset valuation reserve.

Product Terms

401(k)	A tax-deferred retirement savings plan sponsored by an employer. 401(k) refers to the section of the Internal Revenue Code of 1986, as amended (the “Code”) pursuant to which these plans are established.

403(b)	A tax-deferred retirement savings plan available to certain employees of public schools and certain tax-exempt organizations. 403(b) refers to the section of the Code pursuant to which these plans are established.

457(b)	A deferred compensation plan that is available to governmental and certain non-governmental employers. 457(b) refers to the section of the Code pursuant to which these plans are established.

Affluent	Refers to individuals with $250,000 to $999,999 of investable assets.

Annuitant	The person who receives annuity payments or the person whose life expectancy determines the amount of variable annuity payments upon annuitization of an annuity to be paid for life.

Annuitization	The process of converting an annuity investment into a series of periodic income payments, generally for life.

Benefit base	A notional amount (not actual cash value) used to calculate the owner’s guaranteed benefits within an annuity contract. The death benefit and living benefit within the same contract may not have the same benefit base.

Cash surrender value	The amount an insurance company pays (minus any surrender charge) to the policyholder when the contract or policy is voluntarily terminated prematurely.

Deferred annuity	An annuity purchased with premiums paid either over a period of years or as a lump sum, for which savings accumulate prior to annuitization or surrender, and upon annuitization, such savings are exchanged for either a future lump sum or periodic payments for a specified length of time or for a lifetime.

Fixed annuity	An annuity that guarantees a set annual rate of return with interest at rates we determine, subject to specified minimums. Credited interest rates are guaranteed not to change for certain limited periods of time.

Fixed-Rate GMxB	Guarantees on our individual variable annuity products that are based on a rate that is fixed at issue.

Floating-Rate GMxB	Guarantees on our individual variable annuity products that are based on a rate that varies with a specified index rate, subject to a cap and floor.

Future policy benefits	Future policy benefits for the annuities business are comprised mainly of liabilities for life-contingent income annuities, and liabilities for the variable annuity guaranteed minimum benefits accounted for as insurance.

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

Global Atlantic Reinsurance Transaction
Equitable Financial completed the transactions (the “Global Atlantic Transaction”) contemplated by the previously announced Master Transaction Agreement, and between Equitable Financial and First Allmerica Financial Life Insurance Company, a Massachusetts-domiciled insurance company (the “Reinsurer”), a wholly owned subsidiary of Global Atlantic Financial Group.

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
•“CECL” means current expected credit losses
•“CEI” means Corporate Equity Index
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
•“DCO” means designated clearing organization
•“DEI” means Disability Equity Index
•“DI” means disability income
•“Dodd-Frank Act” means Dodd-Frank Wall Street Reform and Consumer Protection Act
•“DOL” means U.S. Department of Labor
•“DSC” means debt service coverage
•“DTI” means debt-to-income
•“EAFE” means European, Australasia, and Far East
•“EBITDA” means earnings before interest, taxes, depreciation and amortization
•“EDP” means electronic data processing
•“EFS” means Equitable Financial Services, LLC, a Delaware corporation and a wholly-owned direct subsidiary of Holdings
•“EFIM” means Equitable Financial Investment Management, LLC, a Delaware limited liability company and a wholly-owned indirect subsidiary of Holdings.
•EFIMA” means Equitable Financial Investment Management America, LLC, a Delaware limited liability company and a wholly-owned indirect subsidiary of Holdings.
•“EIM LLC” means Equitable Investment Management, LLC, a Delaware limited liability company and a wholly-owned indirect subsidiary of Holdings.
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
•“EQ AZ Life Re” means EQ AZ Life Re Company, an Arizona corporation and a wholly-owned indirect subsidiary of Holdings.
•“ERISA” means Employee Retirement Income Security Act of 1974
•“ESB Plan” means Executive Survivor Benefits Plan
•“ESG” means environmental, social and governance
•“ETF” means exchange traded funds
•“ETR” means effective tax rate
•“Exchange Act” means Securities Exchange Act of 1934, as amended
•“FABCP” means Funding Agreement Backed Commercial Paper
•“FABN” means Funding Agreement Backed Notes
•“FASB” means Financial Accounting Standards Board
•“FDIC” means Federal Deposit Insurance Corporation
•“FHLB” means Federal Home Loan Bank
•“FINRA” means Financial Industry Regulatory Authority, Inc.
•“FIO” means Federal Insurance Office
•“FMV” means fair market value
•“FSOC” means Financial Stability Oversight Council
•“FTSE” means Financial Times Stock Exchange
•“FVO” means fair value option
•“FYP” means first year premium and deposits
•“GCC” means group capital calculation tool
•“GLB” means guaranteed living benefits
•The “General Partner” means AllianceBernstein Corporation, a Delaware corporation and the general partner of AB Holding and ABLP.
•“GIO” means guaranteed interest option
•“HFS” means held-for-sale
•“Holdings” means Equitable Holdings, Inc.
•“HTM” means held-to-maturity
•“HR” means Human Resources
•“IMR” means interest maintenance reserve
•“International JV” means international joint venture
•“IPO” means initial public offering
•“IRS” means Internal Revenue Service
•“ISDA Master Agreement” means International Swaps and Derivatives Association Master Agreement
•“IT” means information technology
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
•“MSO” means Market Stabilizer Option
•“NAIC” means National Association of Insurance Commissioners
•“NAIC SAP” means NAIC Accounting Practices and Procedures manual

•“NAR” means net amount at risk
•“NASAA” means North American Securities Administrators Association
•“NAV” means net asset value
•“NFA” means National Futures Association
•“NGEs” means non-guaranteed elements
•“NLG” means no-lapse guarantee
•“NMS” means National Market System
•“NYDFS” means New York State Department of Financial Services
•“NYSE” means New York Stock Exchange
•“NWOW” means New Ways of Working
•“OCI” means other comprehensive income
•“OKRs” means Outcomes Objectives & Key Results
•“OTC” means over-the-counter
•“PBO” means projected benefit obligation
•“PD” means probability of default
•“PFBL” means profits followed by losses
•“PPWG” means privacy protection working group
•“PTP” means publicly traded partnership
•“R&P” means retirement and protection
•“RBG” means the Retirement Benefits Group, a specialized division of Equitable Advisors
•“REIT” means real estate investment trusts
•“RIC” means SEC-registered investment company
•“RoU” means right of use
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
•“Series B Preferred Stock” means Holdings’ Series B Fixed Rate Reset Noncumulative Perpetual Preferred Stock
•“Series C Preferred Stock” means Holdings’ Series C Fixed Rate Reset Noncumulative Perpetual Preferred Stock
•“SIA” means sales inducement asset
•“SIO” means structured investment option
•“SOA” means Society of Actuaries
•“SPE” means special purpose entity
•“SPLLC” means special purpose limited liability company
•“SSAP” means Statements of Standard Accounting Practice
•The “Standard” means NAIC accreditation standards
•“SVO” means Securities Valuation Office
•“TDRs” means troubled debt restructurings
•“TIPS” means treasury inflation-protected securities
•“Topix” means Tokyo Stock Price Index
•“TSR” means total share return
•“U.S.” means United States
•“U.S. GAAP” means accounting principles generally accepted in the United States of America
•“U.S. JV” means North American joint venture
•“Venerable” means Venerable Holdings, Inc., a Delaware corporation
•“VIE” means variable interest entity
•“VISL” means variable interest-sensitive life
•“VOE” means voting interest entity

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
3.1	Second Amended and Restated Certificate of Incorporation of Equitable Holdings, Inc., effective May 19, 2022 (incorporated by reference to Exhibit 3.1 to our Form 8-K, filed on May 20, 2022).
3.2	Equitable Holdings, Inc. Sixth Amended and Restated By-laws, effective February 15, 2023 (incorporated by reference to Exhibit 3.2 to our Form 10-K, filed on February 21, 2023).
3.3	Certificate of Designations with respect to the Series A Preferred Stock of the Company, dated November 21, 2019 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on November 21, 2019).
3.4	Certificate of Designations with respect to the Series B Preferred Stock of the Company, filed August 7, 2020 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on August 11, 2020).
3.5	Certificate of Designation with respect to the Series C Preferred Stock of the Company, dated January 6, 2021 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on January 6, 2021).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-221521 (the “IPO Form S-1”)).
4.2	Indenture, dated as of December 1, 1993 from AXA Financial, Inc. to The Bank of NY Mellon Trust Company, N.A. (formerly known as Chemical Bank), as Trustee (incorporated by reference to Exhibit 4.2 to the IPO Form S-1).
4.3	Fourth Supplemental Indenture, dated April 1, 1998, from AXA Financial, Inc. to The Chase Manhattan Bank (formerly known as Chemical Bank), as Trustee, together with forms of global Senior Note and global Senior Indenture (incorporated by reference to Exhibit 4.3 to the IPO Form S-1).
4.4	Fifth Supplemental Indenture, dated October 1, 2018, among AXA Equitable Holdings, Inc. AXA Financial, Inc. and The Bank of NY Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on October 1, 2018).
4.5	Indenture, dated as of April 20, 2018, among AXA Equitable Holdings, Inc., as issuer, Wilmington Saving Fund Society, FSB, as trustee, and Citibank, N.A., as security registrar and paying agent (incorporated by reference to Exhibit 4.4 to the IPO Form S-1).
4.6	First Supplemental Indenture, dated as of April 20, 2018, among AXA Equitable Holdings, Inc., as issuer, Wilmington Saving Fund Society, FSB, as trustee, and Citibank, N.A., as security registrar and paying agent (incorporated by reference to Exhibit 4.5 to the IPO Form S-1).
4.7	Second Supplemental Indenture, dated as of April 20, 2018, among AXA Equitable Holdings, Inc., as issuer, Wilmington Saving Fund Society, FSB, as trustee, and Citibank, N.A., as security registrar and paying agent (incorporated by reference to Exhibit 4.6 to the IPO Form S-1).
4.8	Third Supplemental Indenture, dated as of April 20, 2018, among AXA Equitable Holdings, Inc., as issuer, Wilmington Saving Fund Society, FSB, as trustee, and Citibank, N.A., as security registrar and paying agent (incorporated by reference to Exhibit 4.7 to the IPO Form S-1).
4.10
Indenture, dated as of April 5, 2019, between Equitable Holdings, Inc., as issuer, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.4 to Form S-3ASR filed on November 20, 2019).

4.11	Third Supplemental Indenture, dated January 11, 2023, between Equitable Holdings, Inc., as issuer, and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on January 11, 2023).
4.12#	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.13	Form of Senior Note (included as Exhibit A to Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated January 11, 2023).
10.1	Master Agreement, dated as of April 10, 2013, by and among AXA Equitable Financial Services, LLC, AXA Financial, Inc. and Protective Life Insurance Company (incorporated by reference to Exhibit 10.5 to the IPO Form S-1).
10.2†	Employment Agreement, dated as of March 9, 2011, by and between AXA Financial, Inc. and Mark Pearson (incorporated by reference to Exhibit 10.7 to the IPO Form S-1).
10.2.1†	Letter Agreement, dated February 19, 2013, between AXA Financial, Inc., AXA Equitable Life Insurance Company and Mark Pearson (incorporated by reference to Exhibit 10.7.1 to the IPO Form S-1).
10.2.2†	Letter Agreement, dated May 14, 2015, between AXA Financial, Inc., AXA Equitable Life Insurance Company and Mark Pearson (incorporated by reference to Exhibit 10.7.2 to the IPO Form S-1).
10.2.3†	Letter Agreement, dated February 27, 2019, between AXA Equitable Holdings, Inc., AXA Equitable Life Insurance Company and Mark Pearson. (incorporated by reference to Exhibit 10.7.3 to our Form 10-K for the fiscal year ended December 31, 2018, (the “2018 Form 10-K”)).

10.2.4†	Waiver Agreement, dated May 9, 2019, to Mark Pearson’s Employment Agreement dated March 9, 2011 (incorporated by reference to Exhibit 10.1 to AXA Equitable Holdings, Inc.’s Form 10-Q for the quarterly period ending June 30, 2019.
10.2.5†	Letter Agreement, dated December 18, 2019, between AXA Equitable Holdings, Inc., AXA Equitable Life Insurance Company and Mark Pearson (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 19, 2019).
10.2.6†
Letter Agreement, dated February 14, 2023, between Equitable Holdings, Inc., Equitable Financial Life Insurance Company and Mark Pearson (incorporated by reference to Exhibit 10.2.6 to our Form 10-K, filed on February 21, 2023).

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
10.6
Commercial Paper Dealer Agreement 4(a)(2) Program, dated as of November 1, 2023, between AllianceBernstein L.P., as Issuer, and Barclays Capital Inc., as Dealer (incorporated by reference to Exhibit 10.27 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2023).

10.7
Amendment No. 1 to the Restated Revolving Credit Agreement, originally dated October 13, 2021 and amended as of February 9, 2023 (incorporated by reference to Exhibit 10.12 of AB Holding’s Form 10-K for the fiscal year ended December 31, 2023).

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

10.11.1	Amendment No. 1 to Amended and Restated Revolving Credit Agreement, dated as of May 12, 2023, among Equitable Holdings, Inc., certain Subsidiary Account Parties, certain Banks and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 15, 2023).
10.12	Reimbursement Agreement by and among AXA Equitable Holdings, Inc. the Subsidiary Account Parties (as defined therein) party thereto and Natixis, New York Branch (incorporated by reference to Exhibit 10.25 to the IPO Form S-1 ).
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

10.12.3	Amendment No. 3 to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Natixis, New York Branch (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on May 15, 2023).
10.13	Reimbursement Agreement by and among AXA Equitable Holdings, Inc. the Subsidiary Account Parties (as defined therein) party thereto and Citibank Europe PLC (incorporated by reference to Exhibit 10.27 to the IPO Form S-1).
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

10.13.3	Amendment No. 3 to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Citibank Europe PLC. (incorporated by reference to Exhibit 10.4 to our Form 8-K filed on May 15, 2023).
10.14	Reimbursement Agreement by and among AXA Equitable Holdings, Inc. the Subsidiary Account Parties (as defined therein) party thereto and Credit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.28 to the IPO Form S-1).
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

10.14.3	Amendment No. 3 to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Credit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.5 to our Form 8-K filed on May 15, 2023).
10.15	Reimbursement Agreement by and among AXA Equitable Holdings, Inc. the Subsidiary Account Parties (as defined therein) party thereto and Barclays Bank PLC (incorporated by reference to Exhibit 10.29 to the IPO Form S-1).
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

10.15.3	Amendment No. 3 to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Barclays Bank PLC (incorporated by reference to Exhibit 10.6 to our Form 8-K filed on May 15, 2023).
10.16	Reimbursement Agreement by and among AXA Equitable Holdings, Inc. the Subsidiary Account Parties (as defined therein) party thereto and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.30 to the IPO Form S-1).
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

10.16.3
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
10.17.1
Second Amendment to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Landesbank Hessen-Thüringen Girozentrale, acting through its New York Branch (incorporated by reference to Exhibit 10.8 to our Form 8-K filed on March 26, 2021).

10.17.2
Third Amendment to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Landesbank Hessen-Thüringen Girozentrale, acting through its New York Branch (incorporated by reference to Exhibit 10.8 to our Form 8-K filed on June 29, 2021).

10.17.3
Fourth Amendment to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Landesbank Hessen-Thüringen Girozentrale, acting through its New York Branch (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 16, 2021).

10.17.4	Fifth Amendment to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Landesbank Hessen-Thüringen Girozentrale, acting through its New York Branch (incorporated by reference to Exhibit 10.8 to our Form 8-K filed on May 15, 2023).
10.18	Reimbursement Agreement by and among AXA Equitable Holdings, Inc. the Subsidiary Account Parties (as defined therein) party thereto and Commerzbank AG, New York Branch (incorporated by reference to Exhibit 10.32 to the IPO Form S-1).
10.18.1
Amendment No. 1 to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Commerzbank AG, New York Branch (incorporated by reference to Exhibit 10.9 to our Form 8-K filed on March 26, 2021).

10.18.2
Amendment No. 2 to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Commerzbank AG, New York Branch (incorporated by reference to Exhibit 10.9 to our Form 8-K filed on June 29, 2021).

10.18.3	Amendment No. 3 to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Commerzbank AG, New York Branch (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 10, 2022).
10.18.4	Amendment No. 4 to Reimbursement Agreement by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Commerzbank AG, New York Branch (incorporated by reference to Exhibit 10.9 to our Form 8-K filed on May 15, 2023).
10.19#	Reimbursement Agreement, dated as of January 23, 2024, by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and MUFG Bank Ltd.
10.20†	Equitable Severance Benefit Plan (incorporated by reference to Exhibit 10.45 to the IPO Form S-1).
10.21†	Equitable Supplemental Severance Plan for Executives (incorporated by reference to Exhibit 10.25 to our Form 10-Q for the quarterly period ending March 31, 2018).
10.22†	Equitable Supplemental Severance Plan for Executives, as amended and restated as of August 9, 2019 (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ending June 30, 2019).
10.23†	Equitable Executive Survivor Benefits Plan (incorporated by reference to Exhibit 10.47 to the IPO Form S-1).
10.24†	Amended and Restated Variable Deferred Compensation Plan for Executives (incorporated by reference to Exhibit 10.48 to the IPO Form S-1).
10.25†	Amended and Restated Equitable Post-2004 Variable Deferred Compensation Plan for Executives (incorporated by reference to Exhibit 10.49 to the IPO Form S-1).
10.26†	Amendment to the Equitable Post-2004 Variable Deferred Compensation Plan for Executives, effective as of January 1, 2019 (incorporated by reference to Exhibit 10.69 to the 2018 Form 10-K).
10.27†	Equitable Excess Retirement Plan (incorporated by reference to Exhibit 10.50 to the IPO Form S-1).
10.28†	Equitable Holdings, Inc. Equity Plan for Directors (incorporated by reference to Exhibit 10.51 to the IPO Form S-1).
10.29†	Form of Stock Option Agreement under the Equitable Holdings, Inc. Equity Plan for Directors (incorporated by reference to Exhibit 10.52 to the IPO Form S-1).
10.30†	Form of Restricted Stock Agreement under the Equitable Holdings, Inc. Equity Plan for Directors (incorporated by reference to Exhibit 10.53 to the IPO Form S-1).
10.31†	Equitable Post-2004 Variable Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.54 to the IPO Form S-1).
10.32†	Equitable Holdings, Inc. Charitable Award Program for Directors (incorporated by reference to Exhibit 10.55 to the IPO Form S-1).
10.33†	Equitable Holdings, Inc. Short-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.56 to the IPO Form S-1).
10.34†	AXA Equitable Holdings, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.57 to the IPO Form S-1).
10.35†	Equitable Holdings, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Appendix B of the Equitable Holdings, Inc. DEF 14A, as filed on April 8, 2020).

10.36†	Equitable Holdings, Inc. Stock Purchase Plan (incorporated by reference to Exhibit 10.62 to the 2018 Form 10-K).
10.37#	Form of 2024 Performance Shares Agreement under the 2019 Omnibus Incentive Plan, effective February 14, 2024.
10.38#	Form of 2024 Restricted Stock Unit Agreement under the 2019 Omnibus Incentive Plan, effective February 14, 2024.
10.39†	Form of Stock Option Award Agreement under the 2019 Omnibus Incentive Plan for awards granted before February 16, 2022 (incorporated by reference to Exhibit 10.58 to our Form 10-K for the fiscal period ended December 31, 2020 (the “2020 Form 10-K”)).
10.40†	AllianceBernstein 2023 Incentive Compensation Award Program (incorporated by reference to Exhibit 10.01 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2023).
10.41†	AllianceBernstein 2023 Deferred Cash Compensation Program (incorporated by reference to Exhibit 10.02 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2023).
10.42†
Form of Award Agreement, dated as of December 31, 2023, under Incentive Compensation Award Program, Deferred Cash Compensation Program and AB 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.03 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2023).

10.43†
Form of Award Agreement under AB 2017 Long Term Incentive Plan relating to equity compensation awards to Independent Directors (incorporated by reference to Exhibit 10.04 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2023).

10.44†	AllianceBernstein Change in Control Plan for Executive Officers (incorporated by reference to Exhibit 99.01 to AB Holding’s Form 8-K, as filed December 14, 2020).
10.45	Master Transaction Agreement, dated as of October 27, 2020 among Equitable Holdings, Inc., Venerable Insurance and Annuity Company and solely with respect to Article XIV, Venerable Holdings, Inc. (incorporated by reference to Exhibit 10.64 to the 2020 Form 10-K).
10.46
Coinsurance and Modified Coinsurance Agreement, dated as of June 1, 2021, between Equitable Financial Life Insurance Company and Corporate Solutions Life Reinsurance Company (redacted) (incorporated by reference to Exhibit 10.1 to the on Form 8-K filed by Equitable Financial Life Insurance Company on June 1, 2021).

10.47	Master Transaction Agreement, dated as of August 16, 2022 among Equitable Financial Life Insurance Company and First Allmerica Financial Life Insurance Company (redacted) (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarterly period ending September 30, 2022).
10.48	Coinsurance and Modified Coinsurance Agreement, dated as of October 3, 2022, between Equitable Financial Life Insurance Company and First Allmerica Financial Life Insurance Company (redacted) (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ending September 30, 2022).
21.1#	List of Subsidiaries of Equitable Holdings, Inc.
23.1#	Consent of PricewaterhouseCoopers LLP.
31.1#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97#	Clawback and Forfeiture Policy.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101)

#	Filed herewith.
†	Identifies each management contract or compensatory plan or arrangement.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Equitable Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2024.

EQUITABLE HOLDINGS, INC.

By:	/s/ Mark Pearson
Name: Mark Pearson
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on February 26, 2024.

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