Form 10-Q
period 2024-03-31
Equitable Holdings, Inc.
filed 2024-05-02
CIK 1333986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2024, 325,244,542 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

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
These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) conditions in the financial markets and economy, including the impact of geopolitical conflicts and related economic conditions, equity market declines and volatility, interest rate fluctuations, impacts on our goodwill and changes in liquidity and access to and cost of capital; (ii) operational factors, including reliance on the payment of dividends to Holdings by its subsidiaries, protection of confidential customer information or proprietary business information, operational failures by us or our service providers, potential strategic transactions, changes in accounting standards, and catastrophic events, such as the outbreak of pandemic diseases including COVID-19; (iii) credit, counterparties and investments, including counterparty default on derivative contracts, failure of financial institutions, defaults by third parties and affiliates and economic downturns, defaults and other events adversely affecting our investments; (iv) our reinsurance and hedging programs; (v) our products, structure and product distribution, including variable annuity guaranteed benefits features within certain of our products, variations in statutory capital requirements, financial strength and claims-paying ratings, state insurance laws limiting the ability of our insurance subsidiaries to pay dividends and key product distribution relationships; (vi) estimates, assumptions and valuations, including risk management policies and procedures, potential inadequacy of reserves and experience differing from pricing expectations, amortization of deferred acquisition costs and financial models; (vii) our Investment Management and Research segment, including fluctuations in assets under management and the industry-wide shift from actively-managed investment services to passive services; (viii) recruitment and retention of key employees and experienced and productive financial professionals; (ix) subjectivity of the determination of the amount of allowances and impairments taken on our investments; (x) legal and regulatory risks, including federal and state legislation affecting financial institutions, insurance regulation and tax reform; (xi) risks related to our common stock and (xii) general risks, including strong industry competition, information systems failing or being compromised and protecting our intellectual property.
Forward-looking statements should be read in conjunction with the other cautionary statements, risks, uncertainties and other factors identified in Holdings’ Annual Report on Form 10-K for the year ended December 31, 2023, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q, including in the section entitled “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. You should read this Form 10-Q completely and with the understanding that actual future results may be materially different from expectations. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
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

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

EQUITABLE HOLDINGS, INC.
Consolidated Balance Sheets
March 31, 2024 (Unaudited) and December 31, 2023

	March 31, 2024	December 31, 2023
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $75,270 and $74,033) (allowance for credit losses of $4 and $4)	$67,606	$67,030
Fixed maturities, at fair value using the fair value option (1)	1,687	1,654
Mortgage loans on real estate (net of allowance for credit losses of $297 and $279) (1)	18,570	18,171
Policy loans	4,191	4,158
Other equity investments (1)	3,502	3,384
Trading securities, at fair value	1,340	1,057
Other invested assets (1)	5,724	6,719
Total investments	102,620	102,173
Cash and cash equivalents (1)	10,357	8,239
Cash and securities segregated, at fair value	866	868
Broker-dealer related receivables	1,808	1,837
Deferred policy acquisition costs	6,804	6,705
Goodwill and other intangible assets, net	5,419	5,433
Amounts due from reinsurers (allowance for credit losses of $8 and $7)	8,387	8,352
Current and deferred income taxes	2,063	2,050
Purchased market risk benefits	8,337	9,427
Other assets (1)	3,618	3,323
Assets held-for-sale	745	565
Assets for market risk benefits	818	591
Separate Accounts assets	133,735	127,251
Total Assets	$285,577	$276,814
LIABILITIES
Policyholders’ account balances	$100,246	$95,673
Liability for market risk benefits	12,814	14,612
Future policy benefits and other policyholders' liabilities	17,324	17,363
Broker-dealer related payables	1,022	1,232
Customer related payables	2,162	2,201
Amounts due to reinsurers	1,377	1,450
Short-term debt	—	254
Long-term debt	3,821	3,820
Notes issued by consolidated variable interest entities, at fair value using the fair value option (1)	1,580	1,559
Other liabilities (1)	6,511	6,088
Liabilities held-for-sale	239	153
Separate Accounts liabilities	133,735	127,251
Total Liabilities	$280,831	$271,656
Redeemable noncontrolling interest (1) (2)	$991	$770
Commitments and contingent liabilities (3)
EQUITY
Equity attributable to Holdings:
Preferred stock and additional paid-in capital, $1 par value and $25,000 liquidation preference	$1,562	$1,562
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 486,728,840 and 491,003,966 shares issued, respectively; 327,616,168 and 333,877,990 shares outstanding, respectively	5	5
Additional paid-in capital	2,322	2,328
Treasury stock, at cost, 159,108,981 and 157,125,976 shares, respectively	(3,801)	(3,712)
Retained earnings	10,110	10,243
Accumulated other comprehensive income (loss)	(8,166)	(7,777)
Total equity attributable to Holdings	2,032	2,649
Noncontrolling interest	1,723	1,739
Total Equity	3,755	4,388
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$285,577	$276,814
______________
(1)    See Note 2 of the Notes to these Consolidated Financial Statements for details of balances with VIEs.
(2)    See Note 14 of the Notes to these Consolidated Financial Statements for details of redeemable noncontrolling interest.
(3)    See Note 15 of the Notes to these Consolidated Financial Statements for details of commitments and contingent liabilities.
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Income (Loss)
Three Months Ended March 31, 2024 and 2023 (Unaudited)

	Three Months Ended March 31,
	2024	2023
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$614	$588
Premiums	275	276
Net derivative gains (losses)	(1,376)	(841)
Net investment income (loss)	1,219	990
Investment gains (losses), net:
Credit and intent to sell losses on available for sale debt securities and loans	(20)	(66)
Other investment gains (losses), net	(19)	(21)
Total investment gains (losses), net	(39)	(87)
Investment management and service fees	1,278	1,180
Other income	259	251
Total revenues	2,230	2,357

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	677	730
Remeasurement of liability for future policy benefits	1	4
Change in market risk benefits and purchased market risk benefits	(1,100)	20
Interest credited to policyholders’ account balances	566	463
Compensation and benefits	620	583
Commissions and distribution-related payments	437	380
Interest expense	57	61
Amortization of deferred policy acquisition costs	172	152
Other operating costs and expenses	553	423
Total benefits and other deductions	1,983	2,816
Income (loss) from continuing operations, before income taxes	247	(459)
Income tax (expense) benefit	(30)	725
Net income (loss)	217	266
Less: Net income (loss) attributable to the noncontrolling interest (1)	103	89
Net income (loss) attributable to Holdings	114	177
Less: Preferred stock dividends	14	14
Net income (loss) available to Holdings’ common shareholders	$100	$163

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$0.30	$0.45
Diluted	$0.30	$0.45
Weighted average common shares outstanding (in millions):
Basic	330.2	361.9
Diluted	332.7	364.1
______________
(1)    Includes redeemable noncontrolling interest. See Note 14 of the Notes to these Consolidated Financial Statements for details of redeemable noncontrolling interest.
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2024 and 2023 (Unaudited)

	Three Months Ended March 31,
	2024	2023
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$217	$266
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	(513)	1,626
Change in market risk benefits - instrument-specific credit risk	25	938
Change in liability for future policy benefits - current discount rate	98	(112)
Change in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	8	20
Foreign currency translation adjustment	(11)	6
Total other comprehensive income (loss), net of income taxes	(393)	2,478
Comprehensive income (loss)	(176)	2,744
Less: Comprehensive income (loss) attributable to the noncontrolling interest	99	91
Comprehensive income (loss) attributable to Holdings	$(275)	$2,653

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Equity
Three Months Ended March 31, 2024 and 2023 (Unaudited)

	Three Months Ended March 31,
	Equity Attributable to Holdings
	Preferred Stock and Additional Paid-In Capital	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
	(in millions)
Balance, beginning of period	$1,562	$5	$2,328	$(3,712)	$10,243	$(7,777)	$2,649	$1,739	$4,388
Stock compensation	—	—	16	19	—	—	35	9	44
Purchase of treasury stock	—	—	(2)	(251)	—	—	(253)	—	(253)
Reissuance of treasury stock	—	—	—	—	(17)	—	(17)	—	(17)
Retirement of common stock	—	—	—	143	(143)	—	—	—	—
Repurchase of AB Holding units	—	—	—	—	—	—	—	(6)	(6)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(99)	(99)
Dividends on common stock (cash dividends declared per common share of $0.22)	—	—	—	—	(73)	—	(73)	—	(73)
Dividends on preferred stock	—	—	—	—	(14)	—	(14)	—	(14)
Net income (loss)	—	—	—	—	114	—	114	85	199
Other comprehensive income (loss)	—	—	—	—	—	(389)	(389)	(4)	(393)
Other	—	—	(20)	—	—	—	(20)	(1)	(21)
March 31, 2024	$1,562	$5	$2,322	$(3,801)	$10,110	$(8,166)	$2,032	$1,723	$3,755

Balance, beginning of period	$1,562	$4	$2,299	$(3,297)	$9,825	$(8,992)	$1,401	$1,740	$3,141
Stock compensation	—	—	11	24	—	—	35	7	42
Purchase of treasury stock	—	—	(3)	(211)	—	—	(214)	—	(214)
Reissuance of treasury stock	—	—	—	—	(25)	—	(25)	—	(25)
Retirement of common stock	—	—	—	84	(84)	—	—	—	—
Repurchase of AB Holding units	—	—	—	—	—	—	—	(18)	(18)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(89)	(89)
Dividends on common stock (cash dividends declared per common share of $0.20)	—	—	—	—	(72)	—	(72)		(72)
Dividends on preferred stock	—	—	—	—	(14)	—	(14)	—	(14)
Net income (loss)	—	—	—	—	177	—	177	76	253
Other comprehensive income (loss)	—	—	—	—	—	2,476	2,476	2	2,478
Other	—	—	(9)	—	(1)	—	(10)	(1)	(11)
March 31, 2023	$1,562	$4	$2,298	$(3,400)	$9,806	$(6,516)	$3,754	$1,717	$5,471

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2024 and 2023 (Unaudited)

	Three Months Ended March 31,
	2024	2023
	(in millions)
Cash flows from operating activities:
Net income (loss)	$217	$266
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	566	463
Policy charges and fee income	(614)	(588)
Net derivative (gains) losses	1,376	841
Credit and intent to sell losses on available for sale debt securities and loans	20	66
Investment (gains) losses, net	19	21
(Gains) losses on businesses held-for-sale	(1)	3
Realized and unrealized (gains) losses on trading securities	(37)	(34)
Non-cash long term incentive compensation expense	25	17
Amortization and depreciation	240	224
Remeasurement of liability for future policy benefits	1	4
Change in market risk benefits	(1,100)	20
Equity (income) loss from limited partnerships	(50)	(21)
Changes in:
Net broker-dealer and customer related receivables/payables	(24)	(641)
Reinsurance recoverable	(375)	(456)
Segregated cash and securities, net	2	468
Capitalization of deferred policy acquisition costs	(270)	(202)
Future policy benefits	117	(95)
Current and deferred income taxes	85	(738)
Other, net	(166)	(205)
Net cash provided by (used in) operating activities	$31	$(587)

Cash flows from investing activities:
Proceeds from the sale/maturity/pre-payment of:
Fixed maturities, available-for-sale	$1,906	$1,481
Fixed maturities, at fair value using the fair value option	199	30
Mortgage loans on real estate	256	81
Trading account securities	251	162
Short term investments	282	589
Other	142	211
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(3,153)	(1,846)
Fixed maturities, at fair value using the fair value option	(216)	(41)
Mortgage loans on real estate	(658)	(580)
Trading account securities	(504)	(297)
Short term investments	(258)	(804)
Other	(81)	(231)
Cash settlements related to derivative instruments, net	(1,179)	(197)
Investment in capitalized software, leasehold improvements and EDP equipment	(63)	(18)
Other, net	394	30
Net cash provided by (used in) investing activities	$(2,682)	$(1,430)

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2024 and 2023 (Unaudited)

	Three Months Ended March 31,
	2024	2023
	(in millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$4,239	$4,375
Withdrawals	(2,572)	(2,655)
Transfers (to) from Separate Accounts	401	309
Payments of market risk benefits	(202)	(172)
Repayment of short-term financings	(254)	(8)
Change in collateralized pledged assets	(171)	(7)
Change in collateralized pledged liabilities	3,663	665
(Decrease) increase in overdrafts payable	46	—
Issuance of long-term debt	—	496
Proceeds from collateralized loan obligations	5	—
Dividends paid on common stock	(73)	(72)
Dividends paid on preferred stock	(14)	(14)
Purchase of AB Holding Units to fund long-term incentive compensation plan awards, net	(6)	(18)
Purchase of treasury shares	(253)	(214)
Purchases (redemptions) of noncontrolling interests of consolidated company-sponsored investment funds	203	150
Distribution to noncontrolling interest of consolidated subsidiaries	(99)	(89)
Change in securities lending	31	—
Other, net	1	3
Net cash provided by (used in) financing activities	$4,945	$2,749

Effect of exchange rate changes on cash and cash equivalents	$(10)	$10
Change in cash and cash equivalents	2,284	742
Cash and cash equivalents, beginning of period	8,239	4,281
Change in cash of businesses held-for-sale	(166)	(5)
Cash and cash equivalents, end of period	$10,357	$5,018

Non-cash transactions from investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$205	$10

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
As of March 31, 2024 and December 31, 2023, the Company’s economic interest in AB was approximately 61%, respectively. The General Partner of AB is a wholly owned subsidiary of the Company. Because the General Partner has the authority to manage and control the business of AB, AB is consolidated in the Company’s financial statements for all periods presented.
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
In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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
All significant intercompany transactions and balances have been eliminated in consolidation. The terms “first quarter 2024” and “first quarter 2023” refer to the three months ended March 31, 2024 and 2023, respectively. The terms “first three months of 2024” and “first three months of 2023” refer to the three months ended March 31, 2024 and 2023, respectively.
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
SEC Release Nos. 33-11275; 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors
The SEC adopted rules requiring registrants to disclose climate-related information in registration statements and annual reports. The new rules include disclosure of material climate-related risks, including descriptions of board oversight and risk management activities. the material impacts of these risks on a registrant’s strategy, business model and outlook and any material climate-related targets or goals. In addition, registrants will need to quantify certain effects of severe weather events and other natural conditions in a note to their audited financial statements. In April 2024, citing litigation challenging the rules that commenced immediately after they were issued, the SEC issued an order staying applicability of the rules while judicial review proceeds.

Financial statement and all other disclosures are required at the beginning of the fiscal year 2025 with disclosures about material expenditure and impact required at the beginning of the fiscal year 2026. Disclosures are provided prospectively upon adoption. Scope 1 and Scope 2 Greenhouse gas emissions are required in 2026 with limited assurance in 2029 and reasonable assurance in 2033. Disclosures are provided prospectively upon adoption.

The Company is currently assessing the additional required disclosures under the SEC Release. Management is evaluating the impact of the adoption of this guidance will have on the Company’s consolidated financial statements.

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
As of March 31, 2024 and December 31, 2023, respectively, Equitable Financial holds $110 million and $113 million of equity interests in the CLOs. The Company consolidated the CLOs as of March 31, 2024 and December 31, 2023 as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the CLOs loan manager. The assets of the CLOs are legally isolated from the Company’s creditors and can only be used to settle obligations of the CLOs. The liabilities of the CLOs are non-recourse to the Company and the Company has no obligation to satisfy the liabilities of the CLOs. As of March 31, 2024, Equitable Financial holds $24 million of equity interests in a SPE established to purchase loans from the market in anticipation of a new CLO transaction. The Company consolidated the SPE as of March 31, 2024 as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the SPE loan manager.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Resulting from this consolidation in the Company’s consolidated balance sheets are fixed maturities, at fair value using the fair value option with total assets of $1.7 billion and $1.7 billion notes issued by consolidated variable interest entities, at fair value using the fair value option with total liabilities of $1.6 billion and $1.6 billion at March 31, 2024 and December 31, 2023, respectively. The unpaid outstanding principal balance of the notes and short-term borrowing is $1.6 billion and $1.6 billion at March 31, 2024 and December 31, 2023.
Consolidated Limited Partnerships and LLCs
As of March 31, 2024 and December 31, 2023 the Company consolidated limited partnerships and LLCs for which it was identified as the primary beneficiary under the VIE model. Included in other invested assets, mortgage loans on real estate, other equity investments, trading securities, cash and other liabilities in the Company’s consolidated balance sheets at March 31, 2024 and December 31, 2023 are total net assets of $2.5 billion and $1.8 billion, respectively related to these VIEs.
Consolidated AB-Sponsored Investment Funds
Included in the Company’s consolidated balance sheets as of March 31, 2024 and December 31, 2023 are assets of $188 million and $309 million, liabilities of $10 million and $10 million, and redeemable noncontrolling interests of $104 million and $203 million, respectively, associated with the consolidation of AB-sponsored investment funds under the VIE model. Also included in the Company’s consolidated balance sheets as of March 31, 2024 and December 31, 2023 are assets of $129 million and $121 million, liabilities of $4 million and $3 million, and redeemable noncontrolling interests of $21 million and $7 million, respectively, from consolidation of AB-sponsored investment funds under the VOE model.
Non-Consolidated VIEs
As of March 31, 2024 and December 31, 2023 respectively, the Company held approximately $2.7 billion and $2.6 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including CLOs, hedge funds, private equity funds and real estate-related funds. The Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $273.1 billion and $268.6 billion as of March 31, 2024 and December 31, 2023 respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $2.7 billion and $2.6 billion and approximately $1.3 billion and $1.3 billion of unfunded commitments as of March 31, 2024 and December 31, 2023, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
Non-Consolidated AB-Sponsored Investment Products
As of March 31, 2024 and December 31, 2023, the net assets of investment products sponsored by AB that are non-consolidated VIEs are approximately $65.5 billion and $54.6 billion, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is its investment of $22 million and $10 million as of March 31, 2024 and December 31, 2023. The Company has no further commitments to or economic interest in these VIEs.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of March 31, 2024 and December 31, 2023 was $643 million and $626 million, respectively. There was no accrued interest written off for AFS fixed maturities for the three months ended March 31, 2024 and 2023.
The following tables provide information relating to the Company’s fixed maturities classified as AFS:
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
March 31, 2024
Fixed Maturities:
Corporate (1)	$49,975	$4	$252	$5,865	$44,358
U.S. Treasury, government and agency	5,759	—	—	1,264	4,495
States and political subdivisions	586	—	6	79	513
Foreign governments	711	—	2	122	591
Residential mortgage-backed (2)	2,678	—	10	148	2,540
Asset-backed (3)	11,852	—	60	85	11,827
Commercial mortgage-backed	3,653	—	4	434	3,223
Redeemable preferred stock	56	—	3	—	59
Total at March 31, 2024	$75,270	$4	$337	$7,997	$67,606
December 31, 2023:
Fixed Maturities:
Corporate (1)	$49,786	$4	$320	$5,360	$44,742
U.S. Treasury, government and agency	5,735	—	2	1,106	4,631
States and political subdivisions	614	—	9	74	549
Foreign governments	719	—	3	111	611
Residential mortgage-backed (2)	2,470	—	18	133	2,355
Asset-backed (3)	11,058	—	52	109	11,001
Commercial mortgage-backed	3,595	—	2	515	3,082
Redeemable preferred stock	56	—	3	—	59
Total at December 31, 2023	$74,033	$4	$409	$7,408	$67,030
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
The contractual maturities of AFS fixed maturities as of March 31, 2024 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or pre-payment penalties.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
March 31, 2024
Contractual maturities:
Due in one year or less	$1,898	$1,877
Due in years two through five	14,627	14,108
Due in years six through ten	16,210	15,013
Due after ten years	24,292	18,959
Subtotal	57,027	49,957
Residential mortgage-backed	2,678	2,540
Asset-backed	11,852	11,827
Commercial mortgage-backed	3,653	3,223
Redeemable preferred stock	56	59
Total at March 31, 2024	$75,266	$67,606

The following table shows proceeds from sales, gross gains (losses) from sales and allowance for credit losses for AFS fixed maturities:
Proceeds from Sales, Gross Gains (Losses) from Sales and Allowance for Credit and Intent to Sell Losses for AFS Fixed Maturities

	Three Months Ended March 31,
	2024	2023
	(in millions)
Proceeds from sales	$444	$825
Gross gains on sales	$—	$2
Gross losses on sales	$(24)	$(26)

Net (increase) decrease in Allowance for Credit and Intent to Sell losses	$(2)	$(56)

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts:
AFS Fixed Maturities - Credit and Intent to Sell Loss Impairments

	Three Months Ended March 31,
	2024	2023
	(in millions)
Balance, beginning of period	$48	$36
Previously recognized impairments on securities that matured, paid, prepaid or sold	(4)	(3)
Recognized impairments on securities impaired to fair value this period (1) (2)	—	52
Credit losses recognized this period on securities for which credit losses were not previously recognized	3	3
Additional credit losses this period on securities previously impaired	1	1
Balance, end of period	$48	$89
______________
(1)Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.
(2)Amounts reflected for the three months ended March 31, 2023 represent AFS fixed maturities in an unrealized loss position, which the Company intended to sell in anticipation of Equitable Financial’s ordinary dividend to Holdings.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The tables below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI:
Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Three Months Ended March 31, 2024
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability) (1)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses) (1)
	(in millions)
Balance, beginning of period	$(6,999)	$50	$226	$(6,723)
Net investment gains (losses) arising during the period	(683)	—	—	(683)
Reclassification adjustment:
Included in net income (loss)	26	—	—	26
Other	—	—	(3)	(3)
Impact of net unrealized investment gains (losses)	—	13	134	147
Net unrealized investment gains (losses) excluding credit losses	(7,656)	63	357	(7,236)
Net unrealized investment gains (losses) with credit losses	(4)	—	1	(3)
Balance, end of period	$(7,660)	$63	$358	$(7,239)

	Three Months Ended March 31, 2023
Balance, beginning of period	$(9,606)	$41	$440	$(9,125)
Net investment gains (losses) arising during the period	1,555	—	—	1,555
Reclassification adjustment:
Included in net income (loss)	80	—	—	80
Other	—	—	342	342
Impact of net unrealized investment gains (losses)	—	(8)	(342)	(350)
Net unrealized investment gains (losses) excluding credit losses	(7,971)	33	440	(7,498)
Net unrealized investment gains (losses) with credit losses	(7)	—	1	(6)
Balance, end of period	$(7,978)	$33	$441	$(7,504)
_____________
(1)Certain balances were revised from previously filed financial statements.

The following tables disclose the fair values and gross unrealized losses of the 4,380 issues as of March 31, 2024 and the 4,402 issues as of December 31, 2023 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
March 31, 2024
Fixed Maturities:
Corporate	$4,228	$158	$31,870	$5,702	$36,098	$5,860
U.S. Treasury, government and agency	101	2	4,320	1,262	4,421	1,264
States and political subdivisions	10	—	304	79	314	79
Foreign governments	56	2	487	120	543	122
Residential mortgage-backed	612	7	1,008	141	1,620	148
Asset-backed	2,087	5	1,737	80	3,824	85
Commercial mortgage-backed	48	8	2,889	426	2,937	434
Total at March 31, 2024	$7,142	$182	$42,615	$7,810	$49,757	$7,992

December 31, 2023:
Fixed Maturities:
Corporate	$2,228	$126	$33,135	$5,231	$35,363	$5,357
U.S. Treasury, government and agency	111	2	4,447	1,104	4,558	1,106
States and political subdivisions	10	—	300	74	310	74
Foreign governments	15	2	517	109	532	111
Residential mortgage-backed	210	2	1,044	131	1,254	133
Asset-backed	528	1	5,522	108	6,050	109
Commercial mortgage-backed	92	11	2,856	504	2,948	515
Total at December 31, 2023	$3,194	$144	$47,821	$7,261	$51,015	$7,405

The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.7% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of March 31, 2024 and December 31, 2023 were $317 million and $360 million, respectively, representing 8.4% and 8.2% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of March 31, 2024 and December 31, 2023, respectively, approximately $3.0 billion and $2.6 billion, or 4.0% and 3.5%, of the $75.3 billion and $74.0 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $127 million and $101 million as of March 31, 2024 and December 31, 2023, respectively.
As of March 31, 2024 and December 31, 2023, respectively, the $7.8 billion and $7.3 billion of gross unrealized losses of twelve months or more were primarily concentrated in corporate securities. In accordance with the policy described in Note 2 of the Notes to these Consolidated Financial Statements, the Company concluded that an adjustment to the allowance for credit losses for these securities was not warranted at either March 31, 2024 or December 31, 2023. As of March 31, 2024 and December 31, 2023, the Company did not intend to sell the securities nor was it more likely than not be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of March 31, 2024, the Company determined that the unrealized loss was primarily due to increases in interest rates and credit spreads.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Securities Lending
Beginning in 2023, the Company has entered into securities lending agreements with an agent bank whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of March 31, 2024 and December 31, 2023, the estimated fair value of loaned securities was $144 million and $113 million. The agreements require a minimum of 102% of the fair value of the loaned securities to be held as cash collateral, calculated daily. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. As of March 31, 2024 and December 31, 2023, cash collateral received in the amount of $147 million and $116 million, was invested by the agent bank. A securities lending payable for the overnight and continuous loans is included in other liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as net investment income and were not material for March 31, 2024 and December 31, 2023.
Mortgage Loans on Real Estate
In September 2023, the Company began investing in residential mortgage loans. Accrued interest receivable on commercial, agricultural and residential mortgage loans as of March 31, 2024 and December 31, 2023 was $85 million and $82 million, respectively. There was no accrued interest written off for commercial, agricultural and residential mortgage loans for the three months ended March 31, 2024 and 2023.
As of March 31, 2024 and December 31, 2023, the Company had one commercial mortgage loan for which foreclosure was probable. That loan has an amortized cost of $108 million and an associated allowance of $54 million.
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial, agricultural and residential mortgage loans were as follows:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Allowance for credit losses on mortgage loans:
Commercial mortgages:
Balance, beginning of period	$272	$123
Current-period provision for expected credit losses	16	10
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Net change in allowance	16	10
Balance, end of period	$288	$133

Agricultural mortgages:
Balance, beginning of period	$6	$6
Current-period provision for expected credit losses	—	—
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Net change in allowance	—	—
Balance, end of period	$6	$6

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended March 31,
	2024	2023
	(in millions)
Residential mortgages:
Balance, beginning of period	$1	$—
Current-period provision for expected credit losses	2	—
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Net change in allowance	2	—
Balance, end of period	$3	$—

Total allowance for credit losses	$297	$139

The change in the allowance for credit losses is attributable to:
•increases/decreases in the loan balance due to new originations, maturing mortgages, and loan amortization; and
•changes in credit quality and economic assumptions.
Credit Quality Information
The Company’s commercial and agricultural mortgage loans segregated by risk rating exposure were as follows:
Loan to Value (“LTV”) Ratios (1) (3)

	March 31, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial and agricultural mortgage loans:
Commercial:
0% - 50%	$—	$308	$155	$129	$35	$1,532	$—	$—	$2,159
50% - 70%	195	920	1,871	670	749	2,522	517	96	7,540
70% - 90%	—	240	1,197	1,144	576	1,657	62	36	4,912
90% plus	—	—	—	158	—	949	—	—	1,107
Total commercial	$195	$1,468	$3,223	$2,101	$1,360	$6,660	$579	$132	$15,718

Agricultural:
0% - 50%	$14	$102	$160	$190	$242	$910	$—	$—	$1,618
50% - 70%	40	60	144	150	180	334	—	—	908
70% - 90%	—	—	—	—	—	16	—	—	16
90% plus	—	—	—	—	—	—	—	—	—
Total agricultural	$54	$162	$304	$340	$422	$1,260	$—	$—	$2,542

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	March 31, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Total commercial and agricultural mortgage loans:
0% - 50%	$14	$410	$315	$319	$277	$2,442	$—	$—	$3,777
50% - 70%	235	980	2,015	820	929	2,856	517	96	8,448
70% - 90%	—	240	1,197	1,144	576	1,673	62	36	4,928
90% plus	—	—	—	158	—	949	—	—	1,107
Total commercial and agricultural mortgage loans	$249	$1,630	$3,527	$2,441	$1,782	$7,920	$579	$132	$18,260

Debt Service Coverage (“DSC”) Ratios (2) (3)

	March 31, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial and agricultural mortgage loans:
Commercial:
Greater than 2.0x	$—	$175	$693	$1,190	$1,133	$3,573	$—	$—	$6,764
1.8x to 2.0x	40	75	—	208	167	637	318	96	1,541
1.5x to 1.8x	—	164	911	143	—	1,016	100	—	2,334
1.2x to 1.5x	82	612	981	427	—	912	79	—	3,093
1.0x to 1.2x	73	434	281	67	—	464	82	36	1,437
Less than 1.0x	—	8	357	66	60	58	—	—	549
Total commercial	$195	$1,468	$3,223	$2,101	$1,360	$6,660	$579	$132	$15,718

Agricultural:
Greater than 2.0x	$8	$7	$50	$34	$59	$196	$—	$—	$354
1.8x to 2.0x	5	18	16	56	29	83	—	—	207
1.5x to 1.8x	2	12	49	31	110	209	—	—	413
1.2x to 1.5x	35	46	110	148	159	433	—	—	931
1.0x to 1.2x	3	47	55	67	57	307	—	—	536
Less than 1.0x	1	32	24	4	8	32	—	—	101
Total agricultural	$54	$162	$304	$340	$422	$1,260	$—	$—	$2,542

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	March 31, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Total commercial and agricultural mortgage loans:
Greater than 2.0x	$8	$182	$743	$1,224	$1,192	$3,769	$—	$—	$7,118
1.8x to 2.0x	45	93	16	264	196	720	318	96	1,748
1.5x to 1.8x	2	176	960	174	110	1,225	100	—	2,747
1.2x to 1.5x	117	658	1,091	575	159	1,345	79	—	4,024
1.0x to 1.2x	76	481	336	134	57	771	82	36	1,973
Less than 1.0x	1	40	381	70	68	90	—	—	650
Total commercial and agricultural mortgage loans	$249	$1,630	$3,527	$2,441	$1,782	$7,920	$579	$132	$18,260
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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

DSC Ratios (2) (3)

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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
The amortized cost of residential mortgage loans by credit quality indicator and origination year was as follows:

	March 31, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
Performance indicators:
Performing	$—	$373	$139	$90	$3	$2	$607
Nonperforming	—	—	—	—	—	—	—
Total	$—	$373	$139	$90	$3	$2	$607

	December 31, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
Performance indicators:
Performing	$98	$121	$74	$2	$1	$2	$298
Nonperforming	—	—	—	—	—	—	—
Total	$98	$121	$74	$2	$1	$2	$298

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Past-Due and Nonaccrual Mortgage Loan Status
The aging analysis of past-due mortgage loans were as follows:
Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
March 31, 2024:
Mortgage loans:
Commercial	$—	$—	$—	$—	$15,484	$15,484	$234	$15,718	$—	$—
Agricultural	1	5	54	60	2,463	2,523	19	2,542	—	—
Residential	—	—	—	—	607	607	—	607	—	—
Total	$1	$5	$54	$60	$18,554	$18,614	$253	$18,867	$—	$—

December 31, 2023:
Mortgage loans:
Commercial	$32	$—	$—	$32	$15,341	$15,373	$234	$15,607	$—	$7
Agricultural	7	5	40	52	2,474	2,526	19	2,545	—	—
Residential	—	—	—	—	298	298	—	298	—	—
Total	$39	$5	$40	$84	$18,113	$18,197	$253	$18,450	$—	$7
_______________
(1)Amounts presented at amortized cost basis.
As of March 31, 2024 and December 31, 2023, the amortized cost of problem mortgage loans that had been classified as non-accrual loans were $127 million and $127 million, respectively.
Troubled Debt Restructuring
During the year ended December 31, 2023, the Company granted modification of interest rates on four commercial mortgage loans, but not to market terms and required management of excess cash. The loans have an amortized cost of $235 million and $234 million for the period ended March 31, 2024 and December 31, 2023, respectively, which represents 1.5% of total commercial mortgage loans. Two of the four loans also have term extensions of 17 months to 4 years. The impact to Investment income or gains (losses) as a result of these modifications in 2023 was not material to the consolidated financial statements. For the accounting policy pertaining to our TDRs see Note 2 of the Notes to these Consolidated Financial Statements.

There were no TDRs for the three months ended March 31, 2024.
Equity Securities
The breakdown of unrealized and realized gains and (losses) on equity securities was as follows:
Unrealized and Realized Gains (Losses) from Equity Securities

	Three Months Ended March 31,
	2024	2023
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$15	$(3)
Net investment gains (losses) recognized on securities sold during the period	(1)	—
Unrealized and realized gains (losses) on equity securities	$14	$(3)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Trading Securities
As of March 31, 2024 and December 31, 2023, respectively, the fair value of the Company’s trading securities was $1.3 billion and $1.1 billion. As of March 31, 2024 and December 31, 2023, respectively, trading securities included the General Account’s investment in Separate Accounts had carrying values of $53 million and $49 million.
The breakdown of net investment income (loss) from trading securities was as follows:
Net Investment Income (Loss) from Trading Securities

	Three Months Ended March 31,
	2024	2023
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$36	$35
Net investment gains (losses) recognized on securities sold during the period	1	(1)
Unrealized and realized gains (losses) on trading securities	37	34
Interest and dividend income from trading securities	11	5
Net investment income (loss) from trading securities	$48	$39
Fixed maturities, at fair value using the fair value option
The breakdown of net investment income (loss) from fixed maturities, at fair value using the fair value option were as follows:
Net Investment Income (Loss) from Fixed Maturities, at Fair Value using the Fair Value Option

	Three Months Ended March 31,
	2024	2023
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(3)	$4
Net investment gains (losses) recognized on securities sold during the period	1	(2)
Unrealized and realized gains (losses) from fixed maturities	(2)	2
Interest and dividend income from fixed maturities	5	7
Net investment income (loss) from fixed maturities	$3	$9

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Net Investment Income
The following tables provides the components of net investment income by investment type:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Fixed maturities	$821	$715
Mortgage loans on real estate	234	177
Other equity investments	60	6
Policy loans	54	52
Trading securities	48	39
Other investment income	25	18
Fixed maturities, at fair value using the fair value option	3	9
Gross investment income (loss)	1,245	1,016
Investment expenses	(26)	(26)
Net investment income (loss)	$1,219	$990

Investment Gains (Losses), Net
Investment gains (losses), net, including changes in the valuation allowances and credit losses were as follows:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Fixed maturities	$(26)	$(80)
Mortgage loans on real estate	(18)	(10)
Other	5	3
Investment gains (losses), net	$(39)	$(87)

For the three months ended March 31, 2024 and 2023, respectively, investment results passed through to certain participating group annuity contracts as interest credited to policyholders’ account balances totaled $0 million and $0 million .

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
Derivatives Utilized to Hedge Exposure to Variable Annuities with Guarantee Features
The Company has issued and continues to offer variable annuity products with GMxB features which are accounted for as MRBs. The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholders’ account balances would support. The risk associated with the GMIB feature is that under-performance of the financial markets could result in the present value of GMIB, in the event of annuitization, being higher than what accumulated policyholders’ account balances would support, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. The risk associated with products that have a GMxB feature and are accounted for as MRBs is that under-performance of the financial markets could result in the GMxB features benefits being higher than what accumulated policyholders’ account balances would support.
For GMxB features, the Company retains certain risks including basis, credit spread, and some volatility risk and risk associated with actual experience versus expected actuarial assumptions for mortality, lapse and surrender, withdrawal and policyholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMxB features that result from financial markets movements. A portion of exposure to realized equity volatility is hedged using equity options and variance swaps and a portion of exposure to credit risk is hedged using total return swaps on fixed income indices. Additionally, the Company is party to total return swaps for which the reference U.S. Treasury securities are contemporaneously purchased from the market and sold to the swap counterparty. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, the Company derecognizes these securities with consequent gain or loss from the sale. The Company has also purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company. The reinsurance of these features is accounted for as purchased MRBs. In addition, on June 1, 2021, we ceded legacy variable annuity policies sold by Equitable Financial between 2006-2008 (the “Block”), comprised of non-New York “Accumulator” policies containing fixed rate GMIB and/or GMDB guarantees to CS Life. As this contract provides full risk transfer and thus has the same risk attributes as the underlying direct contracts, the benefits of this treaty are accounted for in the same manner as the underlying gross reserves and therefore the amounts due from reinsurers related to the GMIB with NLG are accounted for as purchased MRBs.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table presents the gross notional amount and fair value of the Company’s derivatives:

Derivative Instruments by Category

	March 31, 2024				December 31, 2023
		Fair Value				Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivatives	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivatives
	(in millions)
Derivatives: designated for hedge accounting (1)
Cash flow hedges:
Currency swaps	$2,373	$82	$96	$(14)	$2,358	$79	$90	$(11)
Interest swaps	952	—	323	(323)	952	—	311	(311)
Total: designated for hedge accounting	3,325	82	419	(337)	3,310	79	401	(322)
Derivatives: not designated for hedge accounting (1)
Equity contracts:
Futures	9,269	—	1	(1)	7,877	—	4	(4)
Swaps	16,365	60	11	49	15,021	53	10	43
Options	60,035	16,560	3,797	12,763	53,927	13,213	3,129	10,084
Interest rate contracts:
Futures	8,638	—	—	—	8,094	—	—	—
Swaps	2,887	26	19	7	2,887	118	2	116
Credit contracts:
Credit default swaps	185	8	5	3	242	9	6	3
Currency contracts:
Currency swaps	840	4	1	3	823	—	27	(27)
Currency forwards	17	13	13	—	36	20	21	(1)
Other freestanding contracts:
Margin	—	511	—	511	—	468	—	468
Collateral	—	215	12,157	(11,942)	—	75	9,232	(9,157)
Total: not designated for hedge accounting	98,236	17,397	16,004	1,393	88,907	13,956	12,431	1,525

Embedded derivatives:
SCS, SIO, MSO and IUL indexed features (2)	—	—	13,758	(13,758)	—	—	10,745	(10,745)
Total embedded derivatives	—	—	13,758	(13,758)	—	—	10,745	(10,745)

Total derivative instruments	$101,561	$17,479	$30,181	$(12,702)	$92,217	$14,035	$23,577	$(9,542)
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table presents the effects of derivative instruments on the consolidated statements of income and comprehensive income (loss):
Derivative Instruments by Category

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
	Net Derivatives Gain (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gain (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: designated for hedge accounting
Cash flow hedges:
Currency swaps	$—	$3	$(18)	$16	$7	$3	$(34)	$25
Interest swaps	—	3	—	(7)	(4)	—	—	(28)
Total: designated for hedge accounting	—	6	(18)	9	3	3	(34)	(3)
Derivatives: not Designated for hedge accounting
Equity contracts:
Futures	241	—	—	—	(143)	—	—	—
Swaps	(1,115)	—	—	—	(605)	—	—	—
Options	2,795	—	—	—	1,501	—	—	—
Interest rate contracts:
Futures	(9)	—	—	—	(22)	—	—	—
Swaps	(164)	—	—	—	48	—	—	—
Credit contracts:
Credit default swaps	(1)	—	—	—	(2)	—	—	—
Currency contracts:
Currency swaps	12	—	—	—	(10)	—	—	—
Currency forwards	1	—	—	—	—	—	—	—
Other freestanding contracts:
Margin	—	—	—	—	—	—	—	—
Collateral	—	—	—	—	—	—	—	—
Total: not designated for hedge accounting	1,760	—	—	—	767	—	—	—

Embedded derivatives:
SCS, SIO,MSO and IUL indexed features	(3,136)	—	—	—	(1,611)	—	—	—
Total embedded derivatives	(3,136)	—	—	—	(1,611)	—	—	—

Total derivative instruments	$(1,376)	$6	$(18)	$9	$(841)	$3	$(34)	$(3)
______________
(1)Reported in net derivative gains (losses) in the consolidated statements of income (loss).

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table presents a roll-forward of cash flow hedges recognized in AOCI:
Roll-forward of Cash flow hedges in AOCI

	Three Months Ended March 31,
	2024	2023
	(in millions)
Balance, beginning of period	$(29)	$22
Amount recorded in AOCI
Currency swaps	—	(7)
Interest swaps	(8)	(37)
Total amount recorded in AOCI	(8)	(44)
Amount reclassified from (to) income to AOCI
Currency swaps (1)	16	32
Interest swaps (1)	1	9
Total amount reclassified from (to) income to AOCI	17	41
Balance, end of period (2)	$(20)	$19
_______________
(1)    Currency swaps income is reported in net investment income in the consolidated statements of income (loss). Interest swaps income is reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2)    The Company does not estimate the amount of the deferred losses in AOCI at March 31, 2024, 2023 and 2022 which will be released and reclassified into net income (loss) over the next 12 months as the amounts cannot be reasonably estimated.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts as of March 31, 2024 and December 31, 2023 are exchange-traded and net settled daily in cash. As of March 31, 2024 and December 31, 2023, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $399 million and $369 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $132 million and $120 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and EAFE indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $13 million and $14 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of March 31, 2024 and December 31, 2023, respectively, the Company held $12.2 billion and $9.2 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $215 million and $75 million as of March 31, 2024 and December 31, 2023, respectively, in the normal operation of its collateral arrangements. The Company is exposed to losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
As of March 31, 2024 and December 31, 2023, there were no net liability derivative positions with counterparties with credit risk-related contingent features whose credit rating has fallen. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.
The following tables present information about the Company’s offsetting of financial assets and liabilities and derivative instruments:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of March 31, 2024

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (3)	Net Amount
	(in millions)
Assets:
Derivative assets (1)	$17,481	$13,904	$3,577	$(2,516)	$1,061
Secured lending	147	—	147	—	147
Other financial assets	2,000	—	2,000	—	2,000
Other invested assets	$19,628	$13,904	$5,724	$(2,516)	$3,208

Liabilities:
Derivative liabilities (2)	$13,906	$13,904	$2	$—	$2
Secured lending	147	—	$147	—	147
Other financial liabilities	6,362	—	6,362	—	6,362
Other liabilities	$20,415	$13,904	$6,511	$—	$6,511
______________
(1)Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.
(2)Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.
(3)Financial instruments/collateral sent (held).
As of December 31, 2023

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (3)	Net Amount
	(in millions)
Assets:
Derivative assets (1)	$14,036	$9,543	$4,493	$(3,254)	$1,239
Secured Lending	$116	$—	$116	$—	$116
Other financial assets	2,110	—	2,110	—	2,110
Other invested assets	$16,262	$9,543	$6,719	$(3,254)	$3,465

Liabilities:
Derivative liabilities (2)	$9,579	$9,543	$36	$—	$36
Secured Lending	$116	$—	$116	$—	$116
Other financial liabilities	5,936	—	5,936	—	5,936
Other liabilities	$15,631	$9,543	$6,088	$—	$6,088
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
Assets allocated to the Closed Block insure solely to the benefit of the Closed Block policyholders and will not revert to the benefit of the Company. No reallocation, transfer, borrowing or lending of assets can be made between the Closed Block and other portions of the Company’s General Account, any of its Separate Accounts or any affiliate of the Company without the approval of the New York State Department of Financial Services (the “NYDFS”). Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the General Account. For more information on the Closed Block, see Note 6 to the Company's consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023.
Summarized financial information for the Company’s Closed Block is as follows:

	March 31, 2024	December 31, 2023
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$5,390	$5,461
Other liabilities	69	57
Total Closed Block liabilities	5,459	5,518

Assets Designated to the Closed Block:
Fixed maturities AFS, at fair value (amortized cost of $2,949 and $2,945) (allowance for credit losses of $0 and $0)	2,784	2,800
Mortgage loans on real estate (net of allowance for credit losses of $13 and $13)	1,550	1,612
Policy loans	541	554
Cash and other invested assets	63	58
Other assets	163	150
Total assets designated to the Closed Block	5,101	5,174

Excess of Closed Block liabilities over assets designated to the Closed Block	358	344
Amounts included in AOCI:
Net unrealized investment gains (losses), net of policyholders’ dividend obligation: $0 and $0; and net of income tax: $35 and $31	(130)	(115)
Maximum future earnings to be recognized from Closed Block assets and liabilities	$228	$229

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The Company’s Closed Block revenues and expenses were as follows:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Revenues:
Premiums and other income	$29	$30
Net investment income (loss)	52	51
Investment gains (losses), net	(1)	—
Total revenues	80	81

Benefits and Other Deductions:
Policyholders’ benefits and dividends	77	83
Total benefits and other deductions	77	83
Net income (loss), before income taxes	3	(2)
Income tax (expense) benefit	(1)	(1)
Net income (loss)	$2	$(3)
6)    DAC AND OTHER DEFERRED ASSETS/LIABILITIES
The following table presents a reconciliation of DAC to the consolidated balance sheets:

	March 31,	December 31,
	2024	2023
	(in millions)
Protection Solutions
Term	$331	$337
Universal Life	174	174
Variable Universal Life	1,009	987
Indexed Universal Life	187	188
Individual Retirement
GMxB Core	1,604	1,602
EQUI-VEST Individual	154	155
Investment Edge	180	172
SCS	1,655	1,571
Legacy Segment
GMxB Legacy	546	555
Group Retirement
EQUI-VEST Group	747	742
Momentum	80	82
Corporate and Other	114	116
Other	23	24
Total	$6,804	$6,705

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Changes in the DAC asset were as follows:

	Three Months Ended March 31, 2024
	Protection Solutions				Individual Retirement				Legacy	Group Retirement		Corporate and Other	Total
	Term	UL	VUL	IUL	GMxB Core	EI	IE	SCS	GMxB Legacy	EG	Momentum	CB (1)
	(in millions)
Balance, beginning of period	$337	$174	$987	$188	$1,602	$155	$172	$1,571	$555	$742	$82	$116	$6,681
Capitalization	4	3	37	2	39	2	12	148	7	15	2	—	271
Amortization (2)	(10)	(3)	(15)	(3)	(37)	(3)	(4)	(64)	(16)	(10)	(4)	(2)	(171)
Balance, end of period	$331	$174	$1,009	$187	$1,604	$154	$180	$1,655	$546	$747	$80	$114	$6,781
______________
(1)“CB” defined as Closed Block.
(2)DAC amortization of $1 million related to Other not reflected in table above.

	Three Months Ended March 31, 2023
	Protection Solutions				Individual Retirement				Legacy	Group Retirement		Corporate and Other	Total
	Term	UL	VUL	IUL	GMxB Core	EI	IE	SCS	GMxB Legacy	EG	Momentum	CB
	(in millions)
Balance, beginning of period	$362	$179	$889	$185	$1,625	$156	$148	$1,279	$593	$710	$89	$127	$6,342
Capitalization	4	1	35	3	19	3	11	101	6	16	3	—	202
Amortization (1)	(10)	(3)	(14)	(3)	(35)	(3)	(3)	(47)	(16)	(10)	(5)	(3)	(152)
Balance, end of period	$356	$177	$910	$185	$1,609	$156	$156	$1,333	$583	$716	$87	$124	$6,392

Changes in the Individual Retirement sales inducement assets were as follows:

	Three Months Ended March 31,
	2024		2023
	GMxB Core	GMxB Legacy	GMxB Core	GMxB Legacy
	(in millions)
Balance, beginning of period	$127	$179	$137	$200
Capitalization	1	—	—	—
Amortization	(3)	(5)	(3)	(5)
Balance, end of period	$125	$174	$134	$195

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Changes in the Protection Solutions unearned revenue liability were as follows:

	Three Months Ended March 31,
	2024			2023
	UL	VUL	IUL	UL	VUL	IUL
	(in millions)
Balance, beginning of period	$107	$754	$210	$95	$684	$157
Capitalization	4	32	14	5	27	17
Amortization	(2)	(12)	(3)	(2)	(10)	(3)
Balance, end of period	$109	$774	$221	$98	$701	$171
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. For the periods ended March 31, 2024 and December 31, 2023, the Company recognized impairment adjustments and impairment losses, respectively, to adjust the carrying value of held-for-sale asset and liabilities to their fair value less cost to sell. The value is measured on a nonrecurring basis and categorized within Level 3 of the fair value hierarchy. The fair value was determined using a market approach, estimated based on the negotiated value of the asset and liabilities. See Note 19 of the Notes to these Consolidated Financial Statements for additional details of the Held-for-Sale assets and liabilities.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Fair Value Measurements as of March 31, 2024

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments
Fixed maturities, AFS:
Corporate (1)	$—	$42,020	$2,338	$44,358
U.S. Treasury, government and agency	—	4,495	—	4,495
States and political subdivisions	—	513	—	513
Foreign governments	—	591	—	591
Residential mortgage-backed (2)	—	2,540	—	2,540
Asset-backed (3)	—	11,756	71	11,827
Commercial mortgage-backed	—	3,216	7	3,223
Redeemable preferred stock	—	59	—	59
Total fixed maturities, AFS	—	65,190	2,416	67,606
Fixed maturities, at fair value using the fair value option	—	1,443	244	1,687
Other equity investments (4)	251	463	55	769
Trading securities	393	886	61	1,340
Other invested assets:
Short-term investments	—	411	—	411
Assets of consolidated VIEs/VOEs	64	240	3	307
Swaps	—	(278)	—	(278)
Credit default swaps	—	3	—	3
Futures	(1)	—	—	(1)
Options	—	12,763	—	12,763
Total other invested assets	63	13,139	3	13,205
Cash equivalents	7,451	1,173	—	8,624
Segregated securities	—	866	—	866
Purchased market risk benefits	—	—	8,337	8,337
Assets for market risk benefits	—	—	818	818
Separate Accounts assets (5)	130,299	2,591	1	132,891
Total Assets	$138,457	$85,751	$11,935	$236,143

Liabilities:
Notes issued by consolidated VIE’s, at fair value using the fair value option (6)	$—	$1,561	$—	$1,561
SCS, SIO, MSO and IUL indexed features’ liability	—	13,758	—	13,758
Liabilities of consolidated VIEs and VOEs	—	5	—	5
Liabilities for market risk benefits	—	—	12,814	12,814
Contingent payment arrangements	—	—	254	254
Total Liabilities	$—	$15,324	$13,068	$28,392
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(4)Includes short position equity securities of $10 million that are reported in other liabilities.
(5)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate. As of March 31, 2024, the fair value of such investments was $354 million.
(6)Accrued interest payable of $19 million is reported in Notes issued by consolidated VIE’s, at fair value using the fair value option in the consolidated balance sheets, which is not required to be measured at fair value on a recurring basis.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Fair Value Measurements as of December 31, 2023

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments
Fixed maturities, AFS:
Corporate (1)	$—	$42,584	$2,158	$44,742
U.S. Treasury, government and agency	—	4,631	—	4,631
States and political subdivisions	—	522	27	549
Foreign governments	—	611	—	611
Residential mortgage-backed (2)	—	2,355	—	2,355
Asset-backed (3)	—	10,954	47	11,001
Commercial mortgage-backed (2)	—	3,075	7	3,082
Redeemable preferred stock	—	59	—	59
Total fixed maturities, AFS	—	64,791	2,239	67,030
Fixed maturities, at fair value using the fair value option	—	1,473	181	1,654
Other equity investments (4)	217	464	54	735
Trading securities	321	675	61	1,057
Other invested assets:
Short-term investments	—	429	—	429
Assets of consolidated VIEs/VOEs	61	350	3	414
Swaps	—	(190)	—	(190)
Credit default swaps	—	3	—	3
Futures	(4)	—	—	(4)
Options	—	10,084	—	10,084
Total other invested assets	57	10,676	3	10,736
Cash equivalents	5,901	694	—	6,595
Segregated securities	—	868	—	868
Purchased market risk benefits	—	—	9,427	9,427
Assets for market risk benefits	—	—	591	591
Separate Accounts assets (5)	124,099	2,624	—	126,723
Total Assets	$130,595	$82,265	$12,556	$225,416

Liabilities:
Notes issued by consolidated VIE’s, at fair value using the fair value option (6)	$—	$1,539	$—	$1,539
SCS, SIO, MSO and IUL indexed features’ liability	—	10,745	—	10,745
Liabilities of consolidated VIEs and VOEs	1	2	—	3
Liabilities for market risk benefits	—	—	14,612	14,612
Contingent payment arrangements	—	—	253	253
Total Liabilities	$1	$12,286	$14,865	$27,152
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
The Company also issues certain benefits on its variable annuity products that are accounted for as MRBs carried at fair value and are also considered Level 3 for fair value leveling.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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
The MRBs fair value will be equal to the present value of benefits less the present value of ascribed fees. Considerable judgment is utilized by management in determining the assumptions used in determining present value of benefits and ascribed fees related to lapse rates, withdrawal rates, utilization rates, non-performance risk, volatility rates, annuitization rates and mortality (collectively, the significant MRB assumptions).
Purchased MRB assets, which are accounted for as MRBs carried at fair value are also considered Level 3 for fair value leveling. The purchased MRB asset fair value reflects the present value of reinsurance premiums, net of recoveries, adjusted for risk margins and nonperformance risk over a range of market consistent economic scenarios while the MRB asset and liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins and nonperformance risk, attributable to the MRB asset and liability over a range of market-consistent economic scenarios.
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
After giving consideration to collateral arrangements, the Company reduced the fair value of its purchased MRB asset by $558 million and $687 million as of March 31, 2024 and December 31, 2023, respectively, to recognize incremental counterparty non-performance risk.
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
Transfers of Financial Instruments Between Levels 2 and 3
During the three months ended March 31, 2024, fixed maturities with fair values of $169 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $120 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 7.7% of total equity as of March 31, 2024.
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
The tables below present reconciliations for all Level 3 assets and liabilities and changes in unrealized gains (losses). Not included below are the changes in balances related to MRBs and purchased MRBs level 3 assets and liabilities, which are included in Note 9 of the Notes to these Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended March 31, 2024
	Corporate	State and Political Subdivisions	Asset-backed	RMBS	CMBS
	(in millions)
Balance, beginning of period	$2,158	$27	$47	$—	$7
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	2	—	—	—	—
Investment gains (losses), net	(1)	—	—	—	—
Subtotal	1	—	—	—	—
Other comprehensive income (loss)	10	—	—	—	—
Purchases	215	—	48	—	—
Sales	(56)	—	(10)	—	—
Settlements	—	—	—	—	—
Other	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—	—
Transfers into Level 3 (1)	57	—	—	—	—
Transfers out of Level 3 (1)	(47)	(27)	(14)	—	—
Balance, end of period	$2,338	$—	$71	$—	$7
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$10	$—	$—	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of March 31, 2024, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

	Three Months Ended March 31, 2024
	Fixed maturities, at FVO	Other Equity Investments (3)	Trading Securities, at Fair Value	Separate Accounts Assets	Contingent Payment Arrangement
	(in millions)
Balance, beginning of period	$181	$57	$61	$—	$(253)
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	16	1	—	—	—
Investment gains (losses), net	—	—	—	—	—
Subtotal	16	1	—	—	—
Other comprehensive income (loss)	—	—	—	—	—
Purchases	80	42	—	1	—
Sales	(15)	(42)	—	—	—
Settlements	—	—	—	—	1
Other	—	—	—	—	(2)
Activity related to consolidated VIEs/VOEs	—	—	—	—	—
Transfers into Level 3 (1)	63	—	—	—	—
Transfers out of Level 3 (1)	(81)	—	—	—	—

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended March 31, 2024
	Fixed maturities, at FVO	Other Equity Investments (3)	Trading Securities, at Fair Value	Separate Accounts Assets	Contingent Payment Arrangement
	(in millions)
Balance, end of period	$244	$58	$61	$1	$(254)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$1	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$28	$—	$—	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of March 31, 2024, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(3)Other Equity Investments include other invested assets.

	Three Months Ended March 31, 2023
	Corporate	State and Political Subdivisions	Asset-backed	RMBS	CMBS
	(in millions)
Balance, beginning of period	$2,121	$28	$—	$34	$32
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	2	—	—	—	—
Investment gains (losses), net	(3)	—	—	—	—
Subtotal	(1)	—	—	—	—
Other comprehensive income (loss)	18	—	—	—	—
Purchases	171	—	12	—	2
Sales	(91)	—	—	—	—
Settlements	—	—	—	—	—
Other	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—
Transfers out of Level 3 (1)	(268)	—	—	(34)	—
Balance, end of period	$1,950	$28	$12	$—	$34
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$17	$—	$—	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of March 31, 2023, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended March 31, 2023
	Fixed maturities, at FVO	Other Equity Investments (3)	Trading Securities, at Fair Value	Separate Accounts Assets	Contingent Payment Arrangement
	(in millions)
Balance, beginning of period	$224	$17	$55	$1	$(247)
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	3	(3)	—	—	—
Investment gains (losses), net	—	—	—	—	—
Subtotal	3	(3)	—	—	—
Other comprehensive income (loss)	—	—	—	—	—
Purchases	12	—	—	—	—
Sales	—	—	—	—	—
Settlements	—	—	—	—	—
Other	—	—	—	—	(1)
Activity related to consolidated VIEs/VOEs	—	—	—	—	—
Transfers into Level 3 (1)	56	1	—	—	—
Transfers out of Level 3 (1)	(99)	—	—	—	—
Balance, end of period	$196	$15	$55	$1	$(248)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$3	$(3)	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—
_____________

(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of March 31, 2023, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(3)Other Equity Investments include other invested assets.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities:
Quantitative Information about Level 3 Fair Value Measurements as of March 31, 2024

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(Dollars in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$350	Matrix pricing model	Spread over Benchmark	20 bps - 270 bps	145 bps
	1,172	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples Loan to value	3.3x - 30.5x 0.0% - 19.2% 0.8x - 9.3x 0.0% - 61.4%	13.5x 3.8% 6.2x 14.0%
Trading securities, at fair value	61	Discounted cash flow	Earnings multiple Discount factor Discount years	9.1x 10.0% 7
Other equity investments	2	Discounted cash flow	Earnings Multiple	3.9x - 7.0x	5.9x
Purchased MRB asset (1) (2) (4)	8,337	Discounted cash flow	Lapse rates Withdrawal rates GMIB Utilization rates Non-performance risk Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.21%-12.38% 0.07%-14.97% 0.04%-66.21% 32 bps - 101 bps 12%-28% 0.01%-0.18% 0.07%-0.53% 0.33%-42.00%	1.96% 0.50% 6.91% 40 bps 23% 3.25% (same for all ages) (same for all ages)
Liabilities:
AB Contingent consideration payable	$254	Discounted cash flow	Expected revenue growth rates Discount rate	2.0% - 29.3% 1.9% - 10.4%	7.9% 4.6%
Direct MRB (1) (2) (3) (4)	11,996	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality: Ages 0-40 Ages 41-60 Ages 61-115	117 bps 0.21%-29.37% 0.00%-14.97% 0.04%-100.00% 0.01%-0.18% 0.07%-0.53% 0.33%-42.00%	117 bps 3.20% 0.67% 5.15% 2.67% (same for all ages) (same for all ages)
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
(3)MRB liabilities are shown net of MRB assets. Net amount is made up of $12.8 billion of MRB liabilities and $818 million of MRB assets.
(4)Includes Legacy and Core products.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2023

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(Dollars in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$373	Matrix pricing model	Spread over benchmark	20 bps - 747 bps	181 bps
	979	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples Loan to value	3.3x - 29.0x 0.0% - 22.8% 0.8x-10.0x 3.4%-61.0%	13.6x 3.9% 6.3x 13.8%
Trading securities, at fair value	61	Discounted cash flow	Earnings multiple Discounts factor Discount years	9.1x 10.00% 7
Other equity investments	2	Discounted cash flow	Earnings Multiple	3.9x - 8.4x	6.5x
Purchased MRB asset (1) (2) (4)	9,427	Discounted cash flow	Lapse rates Withdrawal rates GMIB Utilization rates Non-performance risk Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.21% - 12.38% 0.07% - 14.97% 0.04% - 66.21% 35 bps - 97 bps 11% - 28% 0.01% - 0.18% 0.07% - 0.53% 0.33% - 42.00%	1.79% 0.46% 7.44% 45 bps 23% 3.07% (same for all ages) (same for all ages)
Liabilities:
AB Contingent consideration payable	$253	Discounted cash flow	Expected revenue growth rates Discount rate	2.0% - 83.9% 1.9% - 10.4%	10.3% 4.6%
Direct MRB (1) (2) (3) (4)	14,021	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality: Ages 0-40 Ages 41-60 Ages 61-115	118 bps 0.21% - 29.37% 0.00% - 14.97% 0.04% - 100.00% 0.01% - 0.18% 0.07% - 0.53% 0.33% - 42.00%	118 bps 3.07% 0.64% 5.38% 2.50% (same for all ages) (same for all ages)
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
Excluded from the tables above as of March 31, 2024 and December 31, 2023, respectively, are approximately $1.2 billion and $1.1 billion of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above as of March 31, 2024 and December 31, 2023, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit risk transfer securities, and equipment financings. Included in the tables above as of March 31, 2024 and December 31, 2023, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
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
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
March 31, 2024:
Mortgage loans on real estate	$18,570	$—	$—	$16,794	$16,794
Policy loans	$4,191	$—	$—	$4,442	$4,442
Policyholders’ liabilities: Investment contracts	$1,608	$—	$—	$1,559	$1,559
FHLB funding agreements	$7,168	$—	$7,086	$—	$7,086
FABN funding agreements	$6,252	$—	$5,839	$—	$5,839
Funding agreement-backed commercial paper (FABCP)	$663	$—	$675	$—	$675
Long-term debt	$3,821	$—	$3,700	$—	$3,700
Separate Accounts liabilities	$11,246	$—	$—	$11,246	$11,246

December 31, 2023:
Mortgage loans on real estate	$18,171	$—	$—	$16,471	$16,471
Policy loans	$4,158	$—	$—	$4,485	$4,485
Policyholders’ liabilities: Investment contracts	$1,663	$—	$—	$1,634	$1,634
FHLB funding agreements	$7,618	$—	$7,567	$—	$7,567
FABN funding agreements	$6,267	$—	$5,840	$—	$5,840
Funding agreement-backed commercial paper (FABCP)	$939	$—	$948	$—	$948
Long-term debt	$3,820	$—	$3,742	$—	$3,742
Separate Accounts liabilities	$10,715	$—	$—	$10,715	$10,715

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
FHLB Funding Agreements

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
8)    LIABILITIES FOR FUTURE POLICYHOLDER BENEFITS
The following table reconciles the net liability for future policy benefits and liability of death benefits to the liability for future policy benefits in the consolidated balance sheets:

	March 31, 2024	December 31, 2023
	(in millions)
Reconciliation
Term	$1,316	$1,348
Individual Retirement - Payout	820	844
Legacy - Payout	3,767	3,620
Group Pension - Benefit Reserve & DPL	473	490
Health	1,450	1,505
UL	1,194	1,193
Subtotal	9,020	9,000
Whole Life Closed Block and Open Block products	5,384	5,444
Other (1)	948	970
Future policyholder benefits total	15,352	15,414
Other policyholder funds and dividends payable	1,972	1,949
Total	$17,324	$17,363
_____________
(1)Primarily consists of future policy benefits related to Protective Life and Annuity, Assumed Life and Disability, Group Life Run off, Variable Interest Sensitive Life rider and Employee Benefits.
The following table summarizes balances and changes in the liability for future policy benefits for nonparticipating traditional and limited pay contracts:

	Three Months Ended March 31, 2024					Three Months Ended March 31, 2023
	Protection Solutions	Individual Retirement	Legacy	Corporate & Other		Protection Solutions	Individual Retirement	Legacy	Corporate & Other
	Term	Payout	Payout	Group Pension	Health	Term	Payout	Payout	Group Pension	Health
	(in millions)
Present Value of Expected Net Premiums
Balance, beginning of period	$2,133	$—	$—	$—	$(21)	$2,100	$—	$—	$—	$(5)
Beginning balance at original discount rate	2,058	—	—	—	(22)	2,078	—	—	—	(5)
Effect of changes in cash flow assumptions	(18)	—	—	—	—	8	—	—	—	—
Effect of actual variances from expected experience	(18)	—	—	—	1	3	—	—	—	(6)
Adjusted beginning of period balance	2,022	—	—	—	(21)	2,089	—	—	—	(11)
Issuances	11	—	—	—	—	15	—	—	—	—
Interest accrual	25	—	—	—	—	25	—	—	—	—
Net premiums collected	(49)	—	—	—	1	(51)	—	—	—	1
Ending Balance at original discount rate	2,009	—	—	—	(20)	2,078	—	—	—	(10)
Effect of changes in discount rate assumptions	17	—	—	—	1	82	—	—	—	—
Balance, end of period	$2,026	$—	$—	$—	$(19)	$2,160	$—	$—	$—	$(10)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended March 31, 2024					Three Months Ended March 31, 2023
	Protection Solutions	Individual Retirement	Legacy	Corporate & Other		Protection Solutions	Individual Retirement	Legacy	Corporate & Other
	Term	Payout	Payout	Group Pension	Health	Term	Payout	Payout	Group Pension	Health
	(in millions)
Present Value of Expected Future Policy Benefits
Balance, beginning of period	$3,480	$844	$3,620	$490	$1,484	$3,465	$828	$2,689	$523	$1,553
Beginning balance of original discount rate	3,330	840	3,840	536	1,672	3,391	845	3,024	583	1,795
Effect of changes in cash flow assumptions	(20)	(1)	—	—	—	9	—	—	—	—
Effect of actual variances from expected experience	(23)	(1)	(2)	1	1	4	1	—	(1)	(7)
Adjusted beginning of period balance	3,287	838	3,838	537	1,673	3,404	846	3,024	582	1,788
Issuances	12	11	269	—	—	16	15	222	—	—
Interest accrual	41	10	35	5	14	42	10	21	5	15
Benefits payments	(64)	(23)	(89)	(16)	(41)	(95)	(23)	(65)	(17)	(33)
Ending Balance at original discount rate	3,276	836	4,053	526	1,646	3,367	848	3,202	570	1,770
Effect of changes in discount rate assumptions	65	(16)	(286)	(53)	(215)	164	6	(258)	(48)	(197)
Balance, end of period	$3,341	$820	$3,767	$473	$1,431	$3,531	$854	$2,944	$522	$1,573
Impact of flooring LFPB at zero	1	—	—	—	—	—	—	—	—	—
Net liability for future policy benefits	$1,316	820	3,767	473	1,450	1,371	854	2,944	522	1,583
Less: Reinsurance recoverable	24	(1)	(1,068)	—	(1,147)	27	—	(589)	—	(1,258)
Net liability for future policy benefits, after reinsurance recoverable	$1,340	$819	$2,699	$473	$303	$1,398	$854	$2,355	$522	$325

Weighted-average duration of liability for future policyholder benefits (years)	6.9	9.3	7.6	7.0	8.6	7.0	9.4	7.9	7.1	8.7

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses related to nonparticipating traditional and limited payment contracts:

	March 31, 2024	December 31, 2023
	(in millions)
Term
Expected future benefit payments and expenses (undiscounted)	$5,768	$5,878
Expected future gross premiums (undiscounted)	6,900	6,979
Expected future benefit payments and expenses (discounted; AOCI basis)	3,341	3,480
Expected future gross premiums (discounted; AOCI basis)	3,738	3,879

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	March 31, 2024	December 31, 2023
	(in millions)
Payout - Legacy
Expected future benefit payments and expenses (undiscounted)	5,530	5,204
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted; AOCI basis)	3,682	3,538
Expected future gross premiums (discounted; AOCI basis)	—	—

Payout
Expected future benefit payments and expenses (undiscounted)	1,414	1,426
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted; AOCI basis)	786	812
Expected future gross premiums (discounted; AOCI basis)	—	—

Group Pension
Expected future benefit payments and expenses (undiscounted)	654	668
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted; AOCI basis)	454	471
Expected future gross premiums (discounted; AOCI basis)	—	—

Health
Expected future benefit payments and expenses (undiscounted)	2,278	2,318
Expected future gross premiums (undiscounted)	82	85
Expected future benefit payments and expenses (discounted; AOCI basis)	1,415	1,468
Expected future gross premiums (discounted; AOCI basis)	$64	$68

The table below summarizes the revenue and interest related to nonparticipating traditional and limited payment contracts:

	Three Months Ended March 31,
	2024	2023	2024	2023
	Gross Premium		Interest Accretion
	(in millions)
Revenue and Interest Accretion
Term	$88	$70	$16	$17
Payout - Legacy	59	27	39	21
Payout	9	15	10	10
Group Pension	—	—	5	5
Health	3	2	14	15
Total	$159	$114	$84	$68

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table provides the weighted average interest rates for the liability for future policy benefits:

	March 31, 2024	December 31, 2023
Weighted Average Interest Rate
Term
Interest accretion rate	5.6%	5.6%
Current discount rate	5.1%	4.8%
Payout - Legacy
Interest accretion rate	4.1%	4.0%
Current discount rate	5.1%	4.9%
Payout
Interest accretion rate	5.0%	5.0%
Current discount rate	5.2%	4.9%
Group Pension
Interest accretion rate	3.3%	3.3%
Current discount rate	5.1%	4.8%
Health
Interest accretion rate	3.4%	3.4%
Current discount rate	5.2%	4.9%
The following table provides the balance, changes in and the weighted average durations of the additional insurance liabilities:

	Three Months Ended March 31,
	2024	2023
	Protection Solutions
	UL
	(Dollars in millions)
Balance, beginning of period	$1,193	$1,109
Beginning balance before AOCI adjustments	1,230	1,135
Effect of changes in interest rate & cash flow assumptions and model changes	—	—
Effect of actual variances from expected experience	1	6
Adjusted beginning of period balance	1,231	1,141
Interest accrual	14	13
Net assessments collected	18	18
Benefit payments	(21)	(18)
Ending balance before shadow reserve adjustments	1,242	1,154
Effect of reserve adjustment recorded in AOCI	(48)	(21)
Balance, end of period	$1,194	$1,133

Net liability for additional liability	$1,194	$1,133
Less: Reinsurance recoverable	—	—
Net liability for additional liability, after reinsurance recoverable	$1,194	$1,133

Weighted-average duration of additional liability - death benefit (years)	19.7	21.6

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following tables provide the revenue, interest and weighted average interest rates, related to the additional insurance liabilities:

	Three Months Ended March 31,
	2024	2023	2024	2023
	Assessments		Interest Accretion
	(in millions)
Revenue and Interest Accretion
UL	$164	$172	$14	$13
Total	$164	$172	$14	$13

	Three Months Ended March 31,
	2024	2023

Weighted Average Interest Rate
UL	4.5%	4.5%
Interest accretion rate	4.5%	4.5%

The discount rate used for additional insurance liabilities reserve is based on the crediting rate at issue.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
9)    MARKET RISK BENEFITS
The following table presents the balances and changes to the balances for MRBs for the GMxB benefits on deferred variable annuities:

	Three Months Ended March 31,
	2024				2023
	Individual Retirement	Legacy			Individual Retirement	Legacy
	GMxB Core	GMxB Legacy	Purchased MRB	Net Legacy	GMxB Core	GMxB Legacy	Purchased MRB	Net Legacy
	(in millions)
Balance, beginning of period	$590	$13,418	$(9,420)	$3,998	$530	$14,699	$(10,415)	$4,284
Balance BOP before changes in the instrument specific credit risk	322	13,028	(9,387)	3,641	529	15,314	(10,358)	4,956
Model changes and effect of changes in cash flow assumptions (3)	(2)	(8)	150	142	—	—	—	—
Actual market movement effect	(160)	(788)	393	(395)	(211)	(744)	387	(357)
Interest accrual	16	161	(113)	48	18	197	(153)	44
Attributed fees accrued (1)	95	200	(80)	120	95	209	(83)	126
Benefit payments	(10)	(321)	169	(152)	(12)	(342)	185	(157)
Actual policyholder behavior different from expected behavior	5	(23)	9	(14)	7	21	(18)	3
Changes in future economic assumptions	(194)	(923)	553	(370)	125	944	(530)	414
Issuances	(2)	—	—	—	(1)	—	—	—
Balance EOP before changes in the instrument-specific credit risk	70	11,326	(8,306)	3,020	550	15,599	(10,570)	5,029
Changes in the instrument-specific credit risk (2)	245	375	(27)	348	(233)	(1,517)	(99)	(1,616)
Balance, end of period	$315	$11,701	$(8,333)	$3,368	$317	$14,082	$(10,669)	$3,413

Weighted-average age of policyholders (years)	64.6	73.2	72.8	N/A	63.7	72.8	72.2	N/A
Net amount at risk	$2,764	$19,673	$10,407	N/A	$3,287	$21,472	$10,045	N/A
______________
(1)Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)Changes are recorded in OCI except for reinsurer credit which is reflected in the consolidated income statement.
(3)Includes the impact primarily of a non-affiliated recapture of reinsurance completed in the first quarter of 2024.

The following table reconciles MRBs by the amounts in an asset position and amounts in a liability position to the MRB amounts in the consolidated balance sheets:

	March 31, 2024					December 31, 2023
	Direct Asset	Direct Liability	Net Direct MRB	Purchased MRB	Total	Direct Asset	Direct Liability	Net Direct MRB	Purchased MRB	Total
	(in millions)
Individual Retirement
GMxB Core	$(558)	$873	$315	$—	$315	$(418)	$1,008	$590	$—	$590
Legacy Segment
GMxB Legacy	(170)	11,871	11,701	(8,333)	3,368	(102)	13,520	13,418	(9,420)	3,998
Other (1)	(90)	70	(20)	(4)	(24)	(71)	84	13	(7)	6
Total	$(818)	$12,814	$11,996	$(8,337)	$3,659	$(591)	$14,612	$14,021	$(9,427)	$4,594

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
______________
(1)Other primarily includes SCS.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
10)     POLICYHOLDER ACCOUNT BALANCES
The following table reconciles the policyholders account balances to the policyholders’ account balance liability in the consolidated balance sheets:

	March 31, 2024	December 31, 2023
	(in millions)
Policyholders’ account balance reconciliation
Protection Solutions
Universal Life	$5,163	$5,202
Variable Universal Life	4,886	4,862
Legacy Segment
GMxB Legacy	616	618
Individual Retirement
GMxB Core	22	36
SCS	54,373	49,002
EQUI-VEST Individual	2,242	2,322
Group Retirement
EQUI-VEST Group	11,430	11,563
Momentum	590	608
Other (1) (2)	6,787	6,570
Balance (exclusive of Funding Agreements)	86,109	80,783
Funding Agreements (2)	14,137	14,890
Balance, end of period	$100,246	$95,673
_____________
(1)Primarily reflects products IR Payout, IR Other, Indexed Universal Life, Investment Edge, Group Pension, Closed Block and Corporate and Other.
(2)Balances as of December 31, 2023 were revised from previously filed financial statements.
The following table summarizes the balances and changes in policyholder’s account balances:

	Three Months Ended March 31, 2024
	Protection Solutions		Legacy	Individual Retirement			Group Retirement
	Universal Life	Variable Universal Life	GMxB Legacy	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum
	(Dollars in millions)
Balance, beginning of period	$5,202	$4,862	$618	$36	$49,002	$2,322	$11,563	$608
Premiums received	166	27	19	58	5	7	151	18
Policy charges	(182)	(64)	18	(6)	(4)	—	(1)	—
Surrenders and withdrawals	(20)	(20)	(22)	(8)	(953)	(91)	(443)	(30)
Benefit payments	(58)	(19)	(24)	(1)	(72)	(15)	(17)	(1)
Net transfers from (to) separate account	—	48	1	(59)	3,175	2	81	(8)
Interest credited (2)	55	52	6	2	3,220	17	96	3
Other	—	—	—	—	—	—	—	—
Balance, end of period	$5,163	$4,886	$616	$22	$54,373	$2,242	$11,430	$590

Weighted-average crediting rate	3.79%	3.73%	2.71%	1.65%	N/A	2.98%	2.65%	2.33%
Net amount at risk (3)	$34,991	$115,499	$19,673	$2,764	$—	$104	$6	$—
Cash surrender value	$3,405	$3,186	$550	$258	$50,667	$2,235	$11,368	$591
______________
(1)SCS sales are recorded as a Separate Account liability until they are swept into the General Account. This sweep is recorded as Net Transfers from (to) separate account.
(2)SCS and EQUI-VEST Group includes amounts related to the change in embedded derivative.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
(3)For life insurance products the net amount at risk is death benefit less account value for the policyholder. For variable annuity products the net amount at risk is the maximum GMxB NAR for the policyholder.

	Three Months Ended March 31, 2023
	Protection Solutions		Legacy	Individual Retirement			Group Retirement
	Universal Life	Variable Universal Life	GMxB Legacy	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum
	(Dollars in millions)
Balance, beginning of period	$5,340	$4,909	$688	$69	$35,702	$2,652	$12,045	$702
Premiums received	184	38	20	46	—	11	148	19
Policy charges	(194)	(65)	19	(4)	(1)	—	(1)	—
Surrenders and withdrawals	(18)	(1)	(25)	(8)	(607)	(94)	(405)	(30)
Benefit payments	(76)	(40)	(24)	(1)	(59)	(20)	(17)	(2)
Net transfers from (to) separate account	—	(45)	—	(49)	1,982	3	69	(9)
Interest credited (2)	55	55	7	2	1,620	19	102	3
Other	—	—	—	—	—	3	11	—
Balance, end of period	$5,291	$4,851	$685	$55	$38,637	$2,574	$11,952	$683

Weighted-average crediting rate	3.64%	3.81%	1.78%	1.05%	1.12%	3.09%	2.99%	2.03%
Net amount at risk (3)	$37,031	$114,419	$21,472	$3,287	$43	$128	$58	$—
Cash surrender value	$3,475	$3,293	$957	$284	$35,286	$2,567	$11,871	$684
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
The following table presents the account values by range of guaranteed minimum crediting rates and the related range of the difference in basis points, between rates being credited policyholders and the respective guaranteed minimums:

March 31, 2024
Product (1)	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)
Protection Solutions
Universal Life	0.00% - 1.50%	$—	$—	$—	$6	$6
	1.51% - 2.50%	38	89	415	485	1,026
	Greater than2.50%	3,484	617	—	—	4,101
	Total	$3,521	$707	$415	$491	$5,133

Variable Universal Life	0.00% - 1.50%	$13	$23	$69	$16	$121
	1.51% - 2.50%	29	457	74	—	561
	Greater than 2.50%	3,703	—	14	5	3,723
	Total	$3,746	$480	$157	$21	$4,404
Legacy Segment

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

March 31, 2024
Product (1)	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)
GMxB Legacy	0.00% - 1.50%	$72	$16	$—	$—	$87
	1.51% - 2.50%	20	—	—	—	20
	Greater than 2.50%	444	—	—	—	444
	Total	$536	$16	$—	$—	$551
Individual Retirement
GMxB Core	0.00% - 1.50%	$12	$184	$—	$—	$196
	1.51% - 2.50%	12	—	—	—	12
	Greater than 2.50%	57	—	—	—	57
	Total	$81	$184	$—	$—	$265

EQUI-VEST Individual	0.00% - 1.50%	$47	$213	$—	$—	$259
	1.51% - 2.50%	41	—	—	—	41
	Greater than 2.50%	1,940	—	—	—	1,940
	Total	$2,027	$213	$—	$—	$2,240
Group Retirement
EQUI-VEST Group	0.00% - 1.50%	$756	$2,356	$36	$289	$3,436
	1.51% - 2.50%	347	—	—	—	347
	Greater than 2.50%	6,448	—	—	—	6,449
	Total	$7,551	$2,356	$36	$289	$10,232

Momentum	0.00% - 1.50%	$—	$13	$318	$53	$384
	1.51% - 2.50%	132	1	—	—	133
	Greater than 2.50%	68	—	5	—	72
	Total	$199	$14	$322	$53	$589

December 31, 2023
Product (1)	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)
Protection Solutions
Universal Life	0.00% - 1.50%	$—	$—	$—	$6	$6
	1.51% - 2.50%	61	69	462	430	1,022
	Greater than 2.50%	3,515	627	—	—	4,142
	Total	$3,576	$696	$462	$436	$5,170

Variable Universal Life	0.00% - 1.50%	$16	$33	$53	$9	$111
	1.51% - 2.50%	35	495	28	—	558
	Greater than 2.50%	3,712	—	13	5	3,730
	Total	$3,763	$528	$94	$14	$4,399
Legacy Segment

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Separate Account - Summary
The following table reconciles the Separate Account liabilities to the Separate Account liability balance in the consolidated balance sheets:

	March 31, 2024	December 31, 2023
	(in millions)
Separate Account Reconciliation
Protection Solutions
Variable Universal Life	$17,007	$15,821
Legacy Segment
GMxB Legacy	34,860	33,794
Individual Retirement
GMxB Core	30,820	29,829
EQUI-VEST Individual	4,826	4,582
Investment Edge	4,524	4,275
Group Retirement
EQUI-VEST Group	29,018	26,959
Momentum	4,706	4,421
Other (1)	7,974	7,570
Total	$133,735	$127,251
______________
(1)Primarily reflects Corporate and Other products and Group Retirement products including Association and Group Retirement Other.
The following table presents the balances of and changes in Separate Account liabilities:

	Three Months Ended March 31, 2024
	Protection Solutions	Legacy	Individual Retirement			Group Retirement
	VUL	GMxB Legacy	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum
	(in millions)
Balance, beginning of period	$15,821	$33,794	$29,829	$4,582	$4,275	$26,959	$4,421
Premiums and deposits	306	54	504	18	310	565	181
Policy charges	(143)	(168)	(115)	(1)	—	(4)	(6)
Surrenders and withdrawals	(142)	(812)	(820)	(129)	(135)	(542)	(208)
Benefit payments	(16)	(196)	(78)	(15)	(5)	(17)	(4)
Investment performance (1)	1,229	2,189	1,442	373	258	2,138	314
Net transfers from (to) General Account	(48)	(1)	58	(2)	(179)	(81)	8
Other charges	—	—	—	—	—	—	—
Balance, end of period	$17,007	$34,860	$30,820	$4,826	$4,524	$29,018	$4,706

Cash surrender value	$16,648	$34,595	$29,979	$4,792	$4,437	$28,733	$4,699
_____________
(1)Investment performance is reflected net of M&E fees.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended March 31, 2023
	Protection Solutions	Legacy	Individual Retirement			Group Retirement
	VUL	GMxB Legacy	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum
	(in millions)
Balance, beginning of period	$13,187	$32,616	$27,772	$4,161	$3,798	$22,393	$3,885
Premiums and deposits	287	65	256	26	253	531	178
Policy charges	(137)	(178)	(115)	(1)	—	(4)	(5)
Surrenders and withdrawals	(117)	(660)	(559)	(100)	(95)	(359)	(157)
Benefit payments	(24)	(192)	(56)	(14)	(12)	(15)	(3)
Investment performance (1)	843	1,808	1,202	269	175	1,438	235
Net transfers from (to) General Account	45	—	49	(3)	(140)	(69)	9
Other charges	—	—	—	4	—	25	—
Balance, end of period	$14,084	$33,459	$28,549	$4,342	$3,979	$23,940	$4,142

Cash surrender value	$13,755	$33,181	$27,680	$4,310	$3,885	$23,702	$4,136
______________
(1)    Investment performance is reflected net of M&E fees.
The following table presents the aggregate fair value of Separate Account assets by major asset category:

	March 31, 2024
	Protection Solutions	Individual Retirement	Group Retirement	Corp & Other	Legacy Segment	Total
	(in millions)
Asset Type
Debt securities	$46	$1	$20	$6	$—	$73
Common Stock	64	35	450	1,713	—	2,262
Mutual Funds	17,419	41,755	35,235	688	34,951	130,048
Bonds and Notes	91	3	1	1,257	—	1,352
Total	$17,620	$41,794	$35,706	$3,664	$34,951	$133,735

	December 31, 2023
	Protection Solutions	Individual Retirement	Group Retirement	Corp & Other	Legacy Segment	Total
	(in millions)
Asset Type
Debt securities	$48	$1	$21	$6	$—	$76
Common Stock	65	34	447	1,667	—	2,213
Mutual Funds	16,199	40,113	32,780	689	33,802	123,583
Bonds and Notes	91	4	1	1,283	—	1,379
Total	$16,403	$40,152	$33,249	$3,645	$33,802	$127,251
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
Net Periodic Pension Expense
Components of net periodic pension expense for the Company’s plans were as follows:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Service cost	$2	$2
Interest cost	30	31
Expected return on assets	(37)	(39)
Prior period service cost amortization	(1)	(1)
Actuarial (gain) loss	—	—
Net amortization	14	9
Net Periodic Pension Expense	$8	$2
12)    INCOME TAXES
Income tax expense for the three months ended March 31, 2024 and 2023 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
During the fourth quarter of 2022, the Company established a valuation allowance against its deferred tax asset related to unrealized capital losses in the available for sale securities portfolio. During the year ended December 31, 2023, management took actions to increase its available liquidity so that the Company has the ability and intent to hold the majority of securities in its available for sale portfolio to recovery. For liquidity and other purposes, the Company maintains a smaller pool of securities that it does not intend to hold to recovery. The Company maintains a valuation allowance against the deferred tax asset on available for sale securities that will not be held to recovery.
For the three months ended March 31, 2024, the Company recorded an increase to the valuation allowance of $3 million due to changes in the value of unrealized losses in the available for sale portfolio that will not be held to recovery. This adjustment was recorded in other comprehensive income. A valuation allowance of $237 million remains against the portion of the deferred tax asset that is still not more-likely-than-not to be realized.
The Company uses the aggregate portfolio approach related to the stranded or disproportionate income tax effects in accumulated other comprehensive income related to available for sale securities. Under this approach, the disproportionate tax effect remains intact as long as the investment portfolio remains.
13)    EQUITY

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows:

	March 31, 2024			December 31, 2023
Series	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
Series A	32,000	32,000	32,000	32,000	32,000	32,000
Series B	20,000	20,000	20,000	20,000	20,000	20,000
Series C	12,000	12,000	12,000	12,000	12,000	12,000
Total	64,000	64,000	64,000	64,000	64,000	64,000

Dividends declared per share were as follows:

	Three Months Ended March 31,
	2024	2023
Series A dividends declared	$328	$328
Series B dividends declared	$—	$—
Series C dividends declared	$269	$269
Common Stock
Dividends declared per share of common stock were as follows:

	Three Months Ended March 31,
	2024	2023
Dividends declared	$0.22	$0.20

Share Repurchase
On February 9, 2022, the Company’s Board of Directors authorized a new $1.2 billion share repurchase program. Under this program, the Company may, from time to time purchase shares of its common stock through various means. The Company may choose to suspend or discontinue the repurchase program at any time. The repurchase program does not obligate the Company to purchase any particular number of shares. On February 9, 2023, the Company’s Board of Directors authorized a new $700 million share repurchase program. Under this program, the Company may, from time to time, purchase shares of its common stock through various means. The Company may choose to suspend or discontinue the repurchase program at any time. The repurchase program does not obligate the Company to purchase any particular number of shares. As of March 31, 2024, Holdings had authorized capacity of approximately $1,203 million remaining in its share repurchase program.
Holdings repurchased a total of 7.5 million shares of its common stock at an average price of $33.86 through open market repurchases, ASRs and privately negotiated transactions for the three months ended March 31, 2024, respectively and repurchased a total of 7.3 million shares of its common stock at an average price of $29.16 through open market repurchases, ASRs and privately negotiated transactions for the three months ended March 31, 2023, respectively.
During the three months ended March 31, 2024, Holdings repurchased 4.3 million shares, respectively, of its common stock through open market repurchases. During the three months ended March 31, 2023, Holdings repurchased 4.5 million shares, respectively, of its common stock through open market repurchases.
In March 2024 Holdings entered into an ASR with a third-party financial institution to repurchase an aggregate of $50 million of Holdings’ common stock, Pursuant to the ASR, Holdings made a pre-payment of $50 million and received initial delivery of 1.0 million Holdings’ shares. The ASR terminated in April 2024, at which time an additional 235,302 shares of common stock were received.

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
Accumulated Other Comprehensive Income (Loss)
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances as of March 31, 2024 and December 31, 2023 follow:

	March 31, 2024	December 31, 2023
	(in millions)
Unrealized gains (losses) on investments	$(7,183)	$(6,638)
Market risk benefits - instrument-specific credit risk component	(601)	(633)
Liability for future policy benefits - current discount rate component	306	182
Defined benefit pension plans	(645)	(652)
Foreign currency translation adjustments	(87)	(76)
Total accumulated other comprehensive income (loss)	(8,210)	(7,817)
Less: Accumulated other comprehensive income (loss) attributable to noncontrolling interest	(44)	(40)
Accumulated other comprehensive income (loss) attributable to Holdings	$(8,166)	$(7,777)

The components of OCI, net of taxes are as three months ended March 31, 2024 and 2023 follow:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$(543)	$1,571
(Gains) losses reclassified into net income (loss) during the period (1)	21	63
Net unrealized gains (losses) on investments	(522)	1,634
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	9	(8)
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $(133) and $341)	(513)	1,626
Change in LFPB discount rate and MRB credit risk, net of tax
Market risk benefits - changes in instrument-specific credit risk (net of deferred income tax expense (benefit) of $7 and $249)	25	938
Liability for future policy benefits - changes in current discount rate (net of deferred income tax expense (benefit) of $26 and $(30) )	98	(112)
Change in defined benefit plans:
Reclassification to Net income (loss) of amortization of net prior service credit included in net periodic cost	8	20
Change in defined benefit plans (net of deferred income tax expense (benefit) of $(2), and $(6))	8	20
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period	(11)	6
Foreign currency translation adjustment	(11)	6
Total other comprehensive income (loss), net of income taxes	(393)	2,478
Less: Other comprehensive income (loss) attributable to noncontrolling interest	(4)	2
Other comprehensive income (loss) attributable to Holdings	$(389)	$2,476
______________
(1)See “Reclassification adjustment” in Note 3 of the Notes to these Consolidated Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of $(5) million and $(17) million for the three months ended March 31, 2024 and 2023, respectively.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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
14)    REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests were as follows:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Balance, beginning of period	$770	$455
Net earnings (loss) attributable to redeemable noncontrolling interests	18	12
Purchase/change of redeemable noncontrolling interests	203	146
Balance, end of period	$991	$613

15)    COMMITMENTS AND CONTINGENT LIABILITIES
Litigation and Regulatory Matters
Litigation, regulatory and other loss contingencies arise in the ordinary course of the Company’s activities as a diversified financial services firm. The Company is a defendant in a number of litigation matters arising from the conduct of its business. In some of these matters, claimants seek to recover very large or indeterminate amounts, including compensatory, punitive, treble and exemplary damages. Modern pleading practice permits considerable variation in the assertion of monetary damages and other relief. Claimants are not always required to specify the monetary damages they seek, or they may be required only to state an amount sufficient to meet a court’s jurisdictional requirements. Moreover, some jurisdictions allow claimants to allege monetary damages that far exceed any reasonably possible verdict. The variability in pleading requirements and past experience demonstrates that the monetary and other relief that may be requested in a lawsuit or claim often bears little relevance to the merits or potential value of a claim. Litigation against the Company includes a variety of claims including, among other things, insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration, product design, features and accompanying disclosure, COI increases, payments of death benefits and the reporting and escheatment of unclaimed property, alleged breach of fiduciary duties, alleged mismanagement of client funds and other matters.
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
For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of March 31, 2024, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $100 million.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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
Finally, one action is also pending against Equitable Financial in New York state court. In July 2022, the trial court in Hobish v. AXA Equitable Life Insurance Company, granted in significant part Equitable Financial’s motion for summary judgment and denied plaintiff’s cross motion. That plaintiff appealed but the appellate court affirmed the trial court’s decision. In March 2024, the intermediate appellate court granted plaintiff’s motion for leave to appeal to the state’s highest appellate court. Equitable Financial is vigorously defending each of these matters.
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
Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. Equitable Financial has purchased FHLB stock of $336 million and pledged collateral with a carrying value of $9.5 billion as of March 31, 2024.
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
Change in FHLB Funding Agreements during the Three Months Ended March 31, 2024

	Outstanding Balance at December 31, 2023	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at March 31, 2024
	(in millions)
Short-term funding agreements:
Due in one year or less	$6,168	$15,193	$(15,643)	$—	$—	$5,718
Long-term funding agreements:
Due in years two through five	799	—	—	—	—	799
Due in more than five years	648	—	—	—	—	648
Total long-term funding agreements	1,447	—	—	—	—	1,447
Total funding agreements (1)	$7,615	$15,193	$(15,643)	$—	$—	$7,165
_____________
(1)The $3 million and $3 million difference between the funding agreements carrying value shown in fair value table for March 31, 2024 and December 31, 2023, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.
Funding Agreement-Backed Notes Program (“FABN”)
Under the FABN program, Equitable Financial may issue funding agreements in U.S. dollar or other foreign currencies to a Delaware special purpose statutory trust (the “Trust”) in exchange for the proceeds from issuances of fixed and floating rate medium-term marketable notes issued by the Trust from time to time (the “Trust Notes”). The funding agreements have matching interest, maturity and currency payment terms to the applicable Trust Notes. The Company hedges the foreign currency exposure of foreign currency denominated funding agreements using cross currency swaps as discussed in Note 4 of the Notes to these Consolidated Financial Statements. As of March 31, 2024, the maximum aggregate principal amount of Trust Notes permitted to be outstanding at any one time is $10.0 billion. Funding agreements issued to the Trust, including any foreign currency transaction adjustments, are reported in policyholders’ account balances in the consolidated balance sheets. Foreign currency transaction adjustments to policyholder’s account balances are recognized in net income (loss) as an adjustment to interest credited to policyholders’ account balances and are offset in interest credited to policyholders’ account balances by a release of

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
AOCI from deferred changes in fair value of designated and qualifying cross currency swap cash flow hedges. The table below summarizes Equitable Financial’s activity of funding agreements under the FABN program.
Change in FABN Funding Agreements during the Three Months Ended March 31, 2024

	Outstanding Balance at December 31, 2023	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Foreign Currency Transaction Adjustment	Outstanding Balance at March 31, 2024
	(in millions)
Short-term funding agreements:
Due in one year or less	$1,000	$—	$—	$—	$—	$—	$1,000
Long-term funding agreements:
Due in years two through five	4,984	—	—	—	—	(16)	4,968
Due in more than five years	300	—	—	—	—	—	300
Total long-term funding agreements	5,284	—	—	—	—	(16)	5,268
Total funding agreements (1)	$6,284	$—	$—	$—	$—	$(16)	$6,268
_____________
(1)The $16 million and $17 million difference between the funding agreements notional value shown and carrying value table as of March 31, 2024 and December 31, 2023, respectively, reflects the remaining amortization of the issuance cost of the funding agreements and the foreign currency transaction adjustment.
Funding Agreement-Backed Commercial Paper Program (“FABCP”)
In May 2023, Equitable Financial and Equitable America established a FABCP program, pursuant to which a SPLLC may issue commercial paper and deposit the proceeds with Equitable Financial or Equitable America pursuant to a funding agreement issued by Equitable Financial or Equitable America to the SPLLC. The current maximum aggregate principal amount permitted to be outstanding at any one time under the FABCP program is $3.0 billion for Equitable Financial and $1.0 billion for Equitable America. As of March 31, 2024, Equitable Financial and Equitable America had $675 million and $0 million outstanding under the program, respectively.
Credit Facilities
For information regarding activity pertaining to our credit facilities arrangements, see Note 14 of the Notes to these Consolidated Financial Statements.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of March 31, 2024, these arrangements include commitments by the Company to provide equity financing of $1.3 billion to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.
The Company had $17 million of undrawn letters of credit related to reinsurance as of March 31, 2024. The Company had $700 million of commitments under existing mortgage loan agreements as of March 31, 2024.
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
16)    BUSINESS SEGMENT INFORMATION
As previously announced, effective January 1, 2023, our financial reporting presentation was revised to reflect the reorganization of the Company’s reportable segments to reflect how the Company’s chief operating decision maker

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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
•Other adjustments, which primarily include restructuring costs related to severance and separation, lease write-offs related to non-recurring restructuring activities, COVID-19 related impacts, net derivative gains

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
(losses) on certain Non-GMxB derivatives, net investment income from certain items including consolidated VIE investments, seed capital mark-to-market adjustments, unrealized gain/losses and realized capital gains/losses from sales or disposals of select securities, certain legal accruals; a bespoke deal to repurchase UL policies from one entity that had invested in numerous policies purchased in the life settlement market, which disposed of the risk of additional COI litigation by that entity related to those UL policies, impact of the annual actuarial assumption updates attributable to LFPB; and
•Income tax expense (benefit) related to the above items and non-recurring tax items, which includes the effect of uncertain tax positions for a given audit period and changes to the deferred tax valuation allowance.
The General Account investment portfolio is used to support the insurance and annuity liabilities of our Individual Retirement, Group Retirement, Protection Solutions and Legacy business segments.
In the fourth quarter of 2023, the Company updated its operating earnings measure to exclude the impact of realized amounts related to equity classified instruments. The recognition of the realized capital gains and losses from investments in current net investment income is generally considered distortive and not reflective of the ongoing core business activities of the segments. The presentation of operating earnings in prior periods was not revised to reflect this modification. The impact to operating earnings was immaterial for the three months ended March 31, 2023.
In the first quarter of 2024, the Company began allocating to its business segments collateral expense resulting from a designated rate to be paid on the collateral held back to counterparties. The new segment allocation methodology for collateral expense is based on the income earned on cash equivalents held in the surplus segments and income earned in portfolios backing collateral expenses, such that the collateral expense would be allocated to the segments up to that amount. Any remaining amount is included within Corporate and Other. This expense was previously recorded in Corporate and Other with no allocation to our business segments in prior reporting periods.
The presentation of operating earnings in prior periods was not revised to reflect this modification, however, the Company estimated that allocating collateral expense to the segments for the twelve months ended December 31, 2023 and 2022, respectively, would have resulted in a decrease to operating earnings of $4.0 million and $0.8 million for Individual Retirement, $7.7 million and $1.4 million for Group Retirement, $21.9 million and $2.5 million for Protection Solutions, $4.2 million and $1.0 million for Legacy, and an increase of $37.8 million and $5.7 million for Corporate and Other. The impact to operating earnings for each segment during the quarters of 2023 was not material. Total Company operating earnings were not impacted.
Revenues derived from any customer did not exceed 10% of revenues for the three months ended March 31, 2024 and 2023.
The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.
The table below presents operating earnings (loss) by segment and Corporate and Other and a reconciliation to net income (loss) attributable to Holdings:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Net income (loss) attributable to Holdings	$114	$177
Adjustments related to:
Variable annuity product features	319	861
Investment (gains) losses	39	87
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	17	9
Other adjustments (1)	91	45
Income tax expense (benefit) related to above adjustments	(98)	(210)
Non-recurring tax items (2)	8	(605)
Non-GAAP Operating Earnings	$490	$364

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended March 31,
	2024	2023
	(in millions)
Operating earnings (loss) by segment:
Individual Retirement	$228	$200
Group Retirement	$126	$89
Investment Management and Research	$106	$99
Protection Solutions	$41	$(35)
Wealth Management	$43	$32
Legacy	$51	$60
Corporate and Other (3)	$(105)	$(81)
______________
(1)Includes certain gross legal expenses related to the cost of insurance litigation of $106 million for the three months ended March 31, 2024.
(2)For the three months ended March, 31 2024, non-recurring tax items reflects the effect of uncertain tax positions for a given audit period and for the three months ended March 31, 2023 primarily includes a decrease of the deferred tax valuation allowance of $614 million.
(3)Includes interest expense and financing fees of $56 million and $67 million for the three months ended March 31, 2024 and 2023, respectively.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The table below presents revenues by segment and Corporate and Other:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Segment revenues:
Individual Retirement (1)	$766	$588
Group Retirement (1)	292	237
Investment Management and Research (2)	1,093	1,009
Protection Solutions (1)	825	767
Wealth Management (3)	423	362
Legacy (1)	210	206
Corporate and Other (1)	246	281
Eliminations	(216)	(180)

Adjustments related to:
Variable annuity product features	(319)	(861)
Investment gains (losses), net	(39)	(87)
Other adjustments to segment revenues	(1,051)	35
Total revenues	$2,230	$2,357
______________
(1)Includes investment expenses charged by AB of $36 million and $38 million for the three months ended March 31, 2024 and 2023, respectively, for services provided to the Company.
(2)Inter-segment investment management and other fees of $42 million and $43 million for the three months ended March 31, 2024 and 2023, respectively, are included in segment revenues of the Investment Management and Research segment.
(3)Inter-segment distribution fees of $200 million and $175 million for the three months ended March 31, 2024 and 2023, respectively, are included in segment revenues of the Wealth Management segment.
Total assets by segment were as follows:

	March 31, 2024	December 31, 2023
	(in millions)
Total assets by segment:
Individual Retirement	$94,514	$90,805
Group Retirement	49,351	47,260
Investment Management and Research	11,276	11,088
Protection Solutions	40,102	38,933
Wealth Management	199	144
Legacy	49,711	49,487
Corporate and Other	40,424	39,097
Total assets	$285,577	$276,814
17)    INSURANCE STATUTORY FINANCIAL INFORMATION
Prescribed and Permitted Accounting Practices
As of March 31, 2024, the following five prescribed and permitted practices resulted in net income (loss) and capital and surplus that is different from the statutory surplus that would have been reported had NAIC statutory accounting practices been applied.
Equitable Financial was granted a permitted practice by the NYDFS to apply SSAP 108, Derivatives Hedging Variable Annuity Guarantees on a retroactive basis from January 1, 2021 through June 30, 2021, after reflecting the impacts of our reinsurance transaction with Venerable. The permitted practice was amended to also permit Equitable Financial to adopt SSAP 108 prospectively as of July 1, 2021 and to consider the impact of both the interest rate derivatives and the

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
General Account assets used to fully hedge the interest rate risk inherent in its variable annuity guarantees when determining the amount of the deferred asset or liability under SSAP 108. Application of the permitted practice partially mitigates the New York Insurance Regulation 213 (“Reg 213”) impact of the Venerable Transaction on Equitable Financial’s statutory capital and surplus and enables Equitable Financial to more effectively neutralize the impact of interest rates on its statutory surplus and to better align with our economic hedging program. The impact of applying this permitted practice relative to SSAP 108 as written was a decrease of approximately $32 million in statutory special surplus funds as of March 31, 2024. The Reinsurance Treaty reduced the amount of interest rate hedging needed at Equitable Financial going forward, affecting future deferrals, but leaves our historical SSAP 108 deferred amounts unchanged. The permitted practice also reset Equitable Financial’s unassigned surplus to zero as of June 30, 2021 to reflect the transformative nature of the Venerable Transaction.
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
The impact of the application of Reg 213 was a decrease of approximately $182 million in statutory surplus as of March 31, 2024 compared to statutory surplus under the NAIC variable annuity framework. Our hedging program is designed to hedge the economics of our insurance liabilities and largely offsets Reg 213 and NAIC framework reserve movements due to interest rates and equities. The NYDFS allows domestic insurance companies a five year phase-in provision for Reg 213 reserves. As of September 30, 2022, Equitable Financial’s Reg 213 reserves were 100% phased-in. As of March 31, 2024, given the prevailing market conditions and business mix, there are $173 million Reg 213 redundant reserves over the US RBC CTE 98 total asset requirement (“TAR”).
During the fourth quarter 2020, Equitable Financial received approval from NYDFS for its proposed amended Plan of Operation for Separate Account No. 68 (“SA 68”) for our Structured Capital Strategies product and Separate Account No. 69 (“SA 69”) for our EQUI-VEST product Structured Investment Option, to change the accounting basis of these two non-insulated Separate Accounts from fair value to book value in accordance with Section 1414 of the Insurance Law to align with how we manage and measure our overall General Account asset portfolio. In order to facilitate this change and comply with Section 4240(a)(10), the Company also sought approval to amend the Plans to remove the requirement to comply with Section 4240(a)(5)(iii) and substitute it with a commitment to comply with Section 4240(a)(5)(i). Similarly, the Company updated the reserves section of each Plan to reflect the fact that Regulation 128 would no longer be applicable upon the change in accounting basis. We applied this change effective January 1, 2021. The impact of the application is an increase of approximately $1.8 billion in statutory surplus as of March 31, 2024.

During 2022, Equitable America received approval from the Arizona Department of Insurance and Financial Institutions pursuant to A.R.S. 20-515 for Separate Account No. 68A (“SA 68A”) for our Structured Capital Strategies product, Separate Account No. 69A (“SA 69A”) for our EQUI-VEST product Structured Investment Option and Separate Account No. 71A (“SA 71A”) for our Investment Edge Structured Investment Option, to permit us to use book value as the accounting basis of these three non-insulated Separate Accounts instead of fair value in accordance with the NAIC Accounting and Practices and Procedures Manual to align with how we manage and measure our overall General Account asset portfolio. The impact of the application is a decrease of approximately $72 million in statutory surplus as of March 31, 2024.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The impact of applying this revised permitted practice relative to SSAP 108 was an increase of approximately $942 million in statutory special surplus funds as of March 31, 2024.
18)    EARNINGS PER COMMON SHARE
The following table presents a reconciliation of net income (loss) and weighted-average common shares used in calculating basic and diluted earnings per common share:

	Three Months Ended March 31,
	2024	2023
	(in millions, except per share data)
Weighted-average common shares outstanding:
Weighted-average common shares outstanding — basic	330.2	361.9
Effect of dilutive potential common shares:
Employee share awards (1)	2.5	2.2
Weighted-average common shares outstanding — diluted	332.7	364.1

Net income (loss):
Net income (loss)	$217	$266
Less: Net income (loss) attributable to the noncontrolling interest	103	89
Net income (loss) attributable to Holdings	114	177
Less: Preferred stock dividends	14	14
Net income (loss) available to Holdings’ common shareholders	$100	$163

Earnings per common share:
Basic	$0.30	$0.45
Diluted	$0.30	$0.45
______________
(1)Calculated using the treasury stock method.
For the three months ended March 31, 2024 and 2023, 3.0 million and 2.5 million, respectively, of outstanding stock awards, were not included in the computation of diluted earnings per share because their effect was anti-dilutive.
19)     HELD-FOR-SALE
Assets and liabilities related to the business classified as HFS are separately reported in the consolidated balance sheets beginning in the period in which the business is classified as HFS.
AB Bernstein Research Services
On November 22, 2022, AB and Société Générale (“SocGen”), a leading European bank, announced plans to form a joint venture combining their respective cash equities and research businesses (the “Initial Plan”). In the Initial Plan, AB would own a 49% interest in the joint venture and Société Générale would own a 51% interest in the global joint venture, with an option to reach 100% ownership after five years.
During the fourth quarter of 2023, AB and SocGen negotiated a revised plan (the “Revised Plan”) under which SocGen would own a majority of the joint venture outside of North America and AB would own a majority of the joint venture within North America (the “NA JV”, and together the “JVs”). Subsequently, on April 1, 2024, the transaction closed.
As a result of the greater value of the business AB contributed to the JVs, SocGen paid AB $304 million in cash to equalize the value of the contributions by AB and SocGen to the JVs. The cash payment of $304 million included consideration for an option, exercisable by AB during the next five years, that would result in SocGen having a 51%

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
ownership of the NA JV and bringing the transaction ownership terms back in line with the Initial Plan. AB’s option may only be exercised upon receipt of appropriate regulatory approvals.
Under the terms of the transaction and assuming AB exercises its option as noted above, SocGen would increase its ownership to a majority interest of the NA JV, without further consideration payable. AB has an additional option to sell its ownership interests in the JVs to SocGen after five years, at the fair market value of AB’s interests in the JVs, also assuming receipt of appropriate regulatory approvals. The ultimate objective of SocGen and AB is for SocGen to eventually own 100% of the JVs after five years.
The $304 million cash payment was received on March 27, 2024 in advance of closing, due to certain banking holidays in the U.S. and internationally and was used to pay down debt under AB’s existing credit facilities. AB recorded a liability of $304 million in accounts payable and accrued expenses on its condensed consolidated statement of financial condition as of March 31, 2024.
AB will deconsolidate the BRS business and retain the Bernstein Private Wealth Management business within its existing U.S. broker dealer Sanford C. Bernstein & Co., LLC. The structure of the Board of Directors of the NA JV, which includes two independent directors, precludes AB’s control of the Board thereby permitting deconsolidation of the BRS business. Going forward, AB will maintain an equity method investment in the JVs.
Accordingly, the assets and liabilities of AB’s research services business recorded at fair value, less cost to sell have been classified as held-for-sale in our Consolidated Financial Statements. As a result of classifying these assets as held-for-sale, AB recognized a non-cash valuation adjustment of $6 million and$7 million on the consolidated statement of income, to recognize the net carrying value at lower of cost or fair value, less costs to sell for the three months ended March 31, 2024 and December 31, 2023, respectively. Approximately $7 million in costs to sell have been paid as of March 31, 2024.
The following table summarizes the assets and liabilities classified as held-for-sale on the Company’s consolidated balance sheets:

	March 31,	December 31,
	2024 (1)	2023 (1)
	(in millions)
Cash and cash equivalents	$319	$153
Broker-dealer related receivables	69	107
Trading securities, at fair value	13	17
Goodwill and other intangible assets ,net	164	164
Other assets (2)	180	124
Total assets held-for-sale	$745	$565

Broker-dealer related payables	$38	$39
Customers related payables	20	17
Other liabilities	181	97
Total liabilities held-for-sale	$239	$153
______________
(1)The assets and liabilities classified as held-for-sale are reported within our Investment Management & Research segment.
(2)Other assets includes a valuation adjustment decrease of $6 million and $7 million, as of March 31, 2024 and December 31, 2023, respectively.

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
20)     SUBSEQUENT EVENTS
In March 2024, Holdings established an obligation to enter into an ASR with a third-party financial institution to repurchase an aggregate of $80 million of Holdings’ common stock. Pursuant to the ASR, on April 3, 2024, Holdings made a prepayment of $80 million and received initial delivery of 1.7 million shares. The ASR terminated in May 2024, at which time an additional 466,923 shares of common stock were received.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in its entirety and in conjunction with the consolidated financial statements and related notes contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”).
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
We manage our business through six segments: Individual Retirement, Group Retirement, Investment Management and Research, Protection Solutions, Wealth Management and Legacy. We report certain activities and items that are not included in these segments in Corporate and Other. See Note 16 of the Notes to the Consolidated Financial Statements for further information on our segments.
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
Financial and Economic Environment
U.S. equity markets showed strength in the first quarter 2024, benefiting from a resilient U.S. economy and a widely held outlook for monetary easing, including expected interest rate reductions (based on statements of members of the Board of Governors of the Federal Reserve System), albeit at a slower pace than expected in early 2024.
A wide variety of factors continue to impact financial and economic conditions. These factors include, among others, uncertainty regarding the federal debt limit, volatility in the capital markets,, persistent inflationary pressures, high fuel and energy costs, changes in fiscal or monetary policy and geopolitical tensions. The Russian invasion of the Ukraine, the Israel-Hamas war and the potential for broader regional hostilities, and the ensuing conflicts and the sanctions and other measures imposed in response to these conflicts significantly contributed to volatility in the financial markets and have increased the level of economic and political uncertainty.
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
We monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, annuitization rates and lapse and surrender rates, which change in response to changes in capital market conditions, to ensure that our products and solutions remain attractive and profitable. For additional information on our sensitivity to interest rates and capital market prices, see “Quantitative and Qualitative Disclosures About Market Risk” in the 2023 Form 10-K.
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
The NAIC is evaluating the risks associated with insurers’ investments in certain categories of structured securities, including CLOs. In March 2023, the NAIC adopted an amendment to the Purposes and Procedures Manual to give the NAIC’s Structured Securities Group, housed within the SVO, responsibility for modeling CLO securities and evaluating tranche level losses across all debt and equity tranches under a series of calibrated and weighted collateral stress scenarios in order to assign NAIC designations. Under the amended Purposes and Procedures Manual, CLO investments will no longer be broadly exempt from filing with the SVO based on ratings from Credit Rating Providers. The NAIC’s goal is to ensure that the weighted average RBC factor for owning all tranches of a CLO more closely aligns with what would be required for directly owning all of the underlying loan collateral, in order to avoid RBC arbitrage. The NAIC is collaborating with interested parties to develop and refine the process for modeling CLO investments. Insurers are required to begin reporting the financially modeled NAIC designations for CLOs with their year-end 2024 financial statement filings, although the NAIC announced in March 2024 that implementation is expected to be delayed by a year to allow more time to develop the modeling methodology. The delay requires an amendment to the Purposes and Procedures Manual, which the NAIC is likely to adopt in August 2024.
In March 2024, the SEC adopted new rules that will require registrants to provide certain climate-related information in their registration statements and annual reports. The rules require information about a registrant’s climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The required information about climate-related risks will also include disclosure of a registrant’s greenhouse gas emissions. In addition, the rules will require registrants to present certain climate-related financial metrics in their audited financial statements. In April 2024, citing litigation challenging the rules that commenced immediately after they were issued, the SEC issued an order staying applicability of the rules while judicial review proceeds. We are currently evaluating the potential impact of these rules on our consolidated financial statements and related disclosures.
In 2023, the U.S. Department of Labor (the “DOL”) proposed a regulation to change the definition of “fiduciary” for purposes of the Employee Retirement Income Security Act of 1974 (“ERISA”) and parallel provisions of the Internal Revenue Code of 1986, as amended (the “Code”), when a financial professional, including an insurance producer, provides investment advice, and to amend various existing prohibited transaction exemptions (“PTEs”) that financial professionals rely on when making recommendations. On April 23, 2024, the DOL finalized and published this new definition of “fiduciary” for purposes of ERISA and parallel provisions of the Code and finalized and published amendments to these PTEs. We are evaluating the potential impact of these developments on our business, particularly as it pertains to the sale of insurance products to retirement investors.
For additional information on regulatory developments and the risks we face, see “Business—Regulation” in the Annual Report on Form 10-K for the year ended December 31, 2023 and “Risk Factors—Legal and Regulatory Risks” in the 2023 Form 10-K.
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
Net Income Volatility
We have offered and continue to offer variable annuity products with GMxB features. The future claims exposure on these features is sensitive to movements in the equity markets and interest rates. Accordingly, we have implemented hedging and reinsurance programs designed to mitigate the economic exposure to us from these features due to equity market and interest rate movements. Changes in the values of the derivatives associated with these programs due to equity market and interest rate movements, together with the GMxB MRBs assets and liabilities are recognized in the periods in which they occur. This results in net income volatility as further described below. In addition, net income is impacted by changes in our reinsurers credit spread, while changes in the Company’s credit spread is recorded in other comprehensive income. See “—Significant Factors Impacting Our Results—Impact of Hedging and GMxB Reinsurance on Results.”
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
•Other adjustments, which primarily include restructuring costs related to severance and separation, lease write-offs related to non-recurring restructuring activities, COVID-19 related impacts, net derivative gains (losses) on certain Non-GMxB derivatives, net investment income from certain items including consolidated VIE investments, seed capital mark-to-market adjustments, unrealized gain/losses and realized capital gains/losses from sales or disposals of select securities, certain legal accruals; a bespoke deal to repurchase UL policies from one entity that had invested in numerous policies purchased in the life settlement market, which disposed of the risk of additional COI litigation by that entity related to those UL policies, impact of the annual actuarial assumption updates attributable to LFPB; and
•Income tax expense (benefit) related to the above items and non-recurring tax items, which includes the effect of uncertain tax positions for a given audit period and changes to the deferred tax valuation allowance.
In the fourth quarter of 2023, the Company updated its operating earnings measure to exclude the impact of realized amounts related to equity classified instruments. The recognition of the realized capital gains and losses from investments in current net investment income is generally considered distortive and not reflective of the ongoing core business activities of the segments. The presentation of operating earnings in prior periods was not revised to reflect this modification. The impact to operating earnings was immaterial for the three months ended March 31, 2023.

In the first quarter of 2024, the Company began allocating to its business segments collateral expense resulting from a designated rate to be paid on the collateral held back to counterparties. The new segment allocation methodology for collateral expense is based on the income earned on cash equivalents held in the surplus segments and income earned in portfolios backing collateral expenses, such that the collateral expense would be allocated to the segments up to that amount. Any remaining amount is included within Corporate and Other. This expense was previously recorded in Corporate and Other with no allocation to our business segments in prior reporting periods.
The presentation of operating earnings in prior periods was not revised to reflect this modification, however, the Company estimated that allocating collateral expense to the segments for the twelve months ended December 31, 2023 and 2022, respectively, would have resulted in a decrease to operating earnings of $4.0 million and $0.8 million for Individual Retirement, $7.7 million and $1.4 million for Group Retirement, $21.9 million and $2.5 million for Protection Solutions, $4.2 million and $1.0 million for Legacy, and an increase of $37.8 million and $5.7 million for Corporate and Other. The impact to operating earnings for each segment during the quarters of 2023 was not material. Total Company operating earnings were not impacted.
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
The table below presents a reconciliation of net income (loss) attributable to Holdings to Non-GAAP Operating Earnings:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Net income (loss) attributable to Holdings	$114	$177
Adjustments related to:
Variable annuity product features	319	861
Investment (gains) losses	39	87
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	17	9
Other adjustments (1)	91	45
Income tax expense (benefit) related to above adjustments	(98)	(210)
Non-recurring tax items (2)	8	(605)
Non-GAAP Operating Earnings	$490	$364
______________
(1)Includes certain gross legal expenses related to the cost of insurance litigation of $106 million for the three months ended March 31, 2024.
(2)For the three months ended March, 31 2024, non-recurring tax items reflects the effect of uncertain tax positions for a given audit period and for the three months ended March 31, 2023 primarily includes tax valuation allowance decease.
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
The following table presents return on average equity attributable to Holdings’ common shareholders, excluding AOCI and Non-GAAP Operating ROE for the year ended March 31, 2024.

Three Months Ended March 31, 2024
(in millions)
Net income (loss) available to Holdings’ common shareholders	$1,159
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$9,045
Return on average equity attributable to Holdings’ common shareholders, excluding AOCI	12.8%

Non-GAAP Operating Earnings available to Holdings’ common shareholders	$1,740
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$9,045
Non-GAAP Operating ROE	19.2%

Non-GAAP Operating Common EPS
Non-GAAP operating common EPS is calculated by dividing Non-GAAP Operating Earnings by diluted common shares outstanding. The following table sets forth Non-GAAP operating common EPS:

	Three Months Ended March 31,
	2024	2023
	(per share amounts)
Net income (loss) attributable to Holdings	$0.34	$0.49
Less: Preferred stock dividends	0.04	0.04
Net income (loss) available to Holdings’ common shareholders	0.30	0.45
Adjustments related to:
Variable annuity product features	0.96	2.36
Investment (gains) losses	0.12	0.24
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	0.05	0.02
Other adjustments (1)	0.27	0.13
Income tax expense (benefit) related to above adjustments	(0.29)	(0.58)
Non-recurring tax items (2)	0.02	(1.66)
Non-GAAP Operating Earnings	$1.43	$0.96
______________
(1)Includes certain gross legal expenses related to the cost of insurance litigation of $0.32 for the three months ended March 31, 2024.
(2)For the three months ended March, 31 2024, non-recurring tax items reflects the effect of uncertain tax positions for a given audit period and for the three months ended March 31, 2023 primarily includes tax valuation allowance decease.
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
Ownership and Consolidation of AllianceBernstein
Our indirect, wholly-owned subsidiary, AllianceBernstein Corporation, is the General Partner of AB. Accordingly, AB’s results are fully reflected in our consolidated financial statements. For additional information on our economic interest in AB see Note 1 of the Notes to Consolidated Financial Statements.
Consolidated Results of Operations
The following table summarizes our consolidated statements of income (loss):
Consolidated Statements of Income (Loss)

	Three Months Ended March 31,
	2024	2023
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$614	$588
Premiums	275	276
Net derivative gains (losses)	(1,376)	(841)
Net investment income (loss)	1,219	990
Investment gains (losses), net:
Credit losses on available-for-sale debt securities and loans	(20)	(66)
Other investment gains (losses), net	(19)	(21)
Total investment gains (losses), net	(39)	(87)
Investment management and service fees	1,278	1,180
Other income	259	251
Total revenues	2,230	2,357

	Three Months Ended March 31,
	2024	2023
	(in millions, except per share data)
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	677	730
Remeasurement of liability for future policy benefits	1	4
Change in market risk benefits and purchased market risk benefits	(1,100)	20
Interest credited to policyholders’ account balances	566	463
Compensation and benefits	620	583
Commissions and distribution-related payments	437	380
Interest expense	57	61
Amortization of deferred policy acquisition costs	172	152
Other operating costs and expenses	553	423
Total benefits and other deductions	1,983	2,816
Income (loss) from continuing operations, before income taxes	247	(459)
Income tax (expense) benefit	(30)	725
Net income (loss)	217	266
Less: Net income (loss) attributable to the noncontrolling interest	103	89
Net income (loss) attributable to Holdings	114	177
Less: Preferred stock dividends	14	14
Net income (loss) available to Holdings’ common shareholders	$100	$163

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$0.30	$0.45
Diluted	$0.30	$0.45
Weighted average common shares outstanding (in millions):
Basic	330.2	361.9
Diluted	332.7	364.1

	Three Months Ended March 31,
	2024	2023
	(in millions)
Non-GAAP Operating Earnings	$490	$364

The following table summarizes our Non-GAAP Operating Earnings per common share:

	Three Months Ended March 31,
	2024	2023

Non-GAAP Operating Earnings per common share:
Basic	$1.44	$0.97
Diluted	$1.43	$0.96

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
Net Income (Loss) Attributable to Holdings
Net income attributable to Holdings decreased by $63 million to a net income of $114 million for the three months ended March 31, 2024 from a net income of $177 million for the three months ended March 31, 2023. The following were notable changes in net income (loss):

Unfavorable items included:
•Net derivative losses increased by $535 million mainly due to higher equity market appreciation and an increase in interest rates during the three months ended March 31, 2024.
•Compensation, benefits, interest and other operating expenses increased by $163 million mainly due to an increase in legal expenses and higher compensation and benefits expense, partially offset by the recognition of incentive grant gain in connection with the AB headquarters relocation to Nashville in our Investment Management and Research segment.
•Interest credited to policyholders’ account balances increased by $103 million mainly due to growth of SCS account values in our Individual Retirement segment, partially offset by lower interest on funding agreements.
•Commissions and distribution-related payments increased by $57 million mainly due to higher distribution and advisory fee-type revenue from higher retirement sales and average asset balances in our Wealth Management segment and higher payments to financial intermediaries for the distribution of AB mutual funds.
•Amortization of DAC increased by $20 million mainly due to growth in our Individual Retirement segment from sales momentum.
•Net income attributable to noncontrolling interest increased by $14 million mainly due to higher pre-tax earnings.
These were partially offset by the following favorable items:
•Change in market risk benefits and purchased market risk benefits decreased by $1.1 billion mainly due to an increase in interest rates in the first quarter of 2024 compared to a decrease in the first quarter of 2023.
•Net investment income increased by $229 million mainly due to higher asset balances, higher investment yields, higher alternative investment income and income from seed capital investments.
•Fee-type revenue increased by $131 million mainly driven by higher advisory base fees and distribution revenue from higher average AUM from our Investment Management and Research segment and higher distribution and advisory fees type revenue from our Wealth Management segment from higher retirement sales and average asset balances combined with higher interest income from sweep accounts.
•Policyholders’ benefits decreased by $53 million mainly due to lower net mortality, partially offset by growth in Employee Benefits in our Protection Solutions segment.
•Investment losses decreased by $48 million mainly due to credit losses recognized in the first quarter of 2023 when intending to sell securities in an unrealized loss position in anticipation of Equitable Financial’s ordinary dividend to Holdings.
•Income tax expense increased by $755 million primarily due to a partial release of the valuation allowance of $614 million on the deferred tax asset for the three months ended March 31, 2023 and higher pretax earnings in the three months ended March 31, 2024.
See “—Significant Factors Impacting Our Results—Effect of Assumption Updates on Operating Results” for more information regarding assumption updates.
Non-GAAP Operating Earnings
Non-GAAP Operating Earnings increased by $126 million to $490 million for the three months ended March 31, 2024 from $364 million in the three months ended March 31, 2023. The following were notable changes in Non-GAAP Operating Earnings:
Favorable items included:
•Net investment income increased by $206 million mainly due to higher asset balances, higher investment yields, higher alternative investment income and income from seed capital investments.
•Fee-type revenue increased by $156 million mainly driven by higher advisory base fees and distribution revenue from higher average AUM from our Investment Management and Research segment and higher distribution and advisory fees type revenue from our Wealth Management segment from higher retirement sales and average asset balances combined with higher interest income from sweep accounts.

•Policyholders’ benefits decreased by $53 million mainly due to lower net mortality, partially offset by growth in Employee Benefits in our Protection Solutions segment.
•Net derivative losses decreased by $7 million primarily due to lower losses from economically hedging seed capital investments in rising equity markets in our Investment Management and Research segment.
•These were partially offset by the following unfavorable items:
•Interest credited to policyholders’ account balances increased by $103 million mainly due to growth of SCS account values in our Individual Retirement, partially offset by lower interest on funding agreements.
•Compensation, benefits, interest expense and other operating costs increased by $74 million mainly due to higher compensation and benefits expense, partially offset by the recognition of incentive grant gain in connection with the AB headquarters relocation to Nashville in our Investment Management and Research segment.
•Commissions and distribution-related payments increased by $57 million mainly due to higher distribution and advisory fee-type revenue from higher retirement sales and average asset balances in our Wealth Management segment and higher payments to financial intermediaries for the distribution of AB mutual funds.
•Amortization of DAC increased by $20 million mainly due to growth in our Individual Retirement segment from sales momentum.
•Net income attributable to the noncontrolling interest increased by $17 million mainly due to higher pre-tax earnings.
•Income tax expense increased by $28 million mainly driven by higher pre-tax earnings in 2023.
Results of Operations by Segment
We manage our business through the following six segments: Individual Retirement, Group Retirement, Investment Management and Research, Protection Solutions, Wealth Management and Legacy. We report certain activities and items that are not included in our six segments in Corporate and Other. The following section presents our discussion of operating earnings (loss) by segment and AUM, AV and Protection Solutions Reserves by segment, as applicable. Consistent with U.S. GAAP guidance for segment reporting, operating earnings (loss) is our U.S. GAAP measure of segment performance. See Note 16 of the Notes to the Consolidated Financial Statements for further information on our segments.
The following table summarizes operating earnings (loss) on our segments and Corporate and Other:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Operating earnings (loss) by segment:
Individual Retirement	$228	$200
Group Retirement	126	89
Investment Management and Research	106	99
Protection Solutions	41	(35)
Wealth Management	43	32
Legacy	51	60
Corporate and Other	(105)	(81)
Non-GAAP Operating Earnings	$490	$364
Effective Tax Rates by Segment
Income tax expense is calculated using the ETR and then allocated to our business segments using a 14% ETR for our retirement and protection businesses (Individual Retirement, Group Retirement, Protection Solutions and Legacy), a 26% ETR for Wealth Management and a 29% ETR for Investment Management and Research.

Individual Retirement
The Individual Retirement segment includes our variable annuity products which primarily meet the needs of individuals saving for retirement or seeking retirement income.
The following table summarizes operating earnings (loss) of our Individual Retirement segment:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Operating earnings (loss)	$228	$200

Key components of operating earnings (loss) were:

	Three Months Ended March 31,
	2024	2023
	(in millions)
REVENUES
Policy charges, fee income and premiums	$174	$163
Net investment income	510	340
Net derivative gains (losses)	(5)	(5)
Investment management, service fees and other income	87	90
Segment revenues	$766	$588

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$17	$24
Remeasurement of liability for future policy benefits	(2)	1
Interest credited to policyholders’ account balances	246	129
Commissions and distribution-related payments	77	60
Amortization of deferred policy acquisition costs	109	89
Compensation, benefits and other operating costs and expenses	54	47
Segment benefits and other deductions	$501	$350

The following table summarizes AV for our Individual Retirement segment:

	March 31, 2024	December 31, 2023
	(in millions)
AV (1)
General Account	$57,257	$52,062
Separate Accounts	41,062	39,619
Total AV	$98,319	$91,681
_____________
(1)AV presented are net of reinsurance.
The following table summarizes a roll-forward of AV for our Individual Retirement segment:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Balance, beginning of period	$91,681	$74,277
Gross premiums	4,338	2,871
Surrenders, withdrawals and benefits	(2,689)	(1,939)
Net flows	1,649	932
Investment performance, interest credited and policy charges	4,989	3,584
Other (1)	—	7
Balance, end of period	$98,319	$78,800
______________
(1)For the three months ended March 31, 2023, amounts reflect a total special payment applied to the accounts of active clients as part of a previously disclosed settlement agreement between Equitable Financial and the SEC.
Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023 for the Individual Retirement Segment
Operating earnings
Operating earnings increased $28 million to $228 million during the three months ended March 31, 2024 from $200 million in the three months ended March 31, 2023. The following were notable changes in operating earnings (losses):
Favorable items included:
•Net investment income increased by $170 million mainly due to higher SCS asset balances and higher investment yields and higher Alternative investment income, partially offset by higher collateral expense.
•Fee-type revenue increased by $8 million mainly due to higher average separate account values.
These were partially offset by the following unfavorable items:
•Interest credited to policyholders’ account balances increased by $117 million mainly due to growth of SCS account values.
•Amortization of DAC increased by $20 million mainly due to growth in the business from sales momentum.
•Commissions and distribution-related payments increased by $17 million mainly due to growth in the SCS business.
Net Flows and AV
•The increase in AV of $6.6 billion in the three months ended March 31, 2024 was driven by an increase in investments performance as a result of equity market appreciation of $5.0 billion in the three months ended March 31, 2024, as well as net inflows of $1.6 billion.
•Net inflows of $1.6 billion were $717 million higher than in the three months ended March 31, 2023, mainly driven by higher sales in the three months ended March 31, 2024.
Group Retirement
The Group Retirement segment offers tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses.
The following table summarizes operating earnings (loss) of our Group Retirement segment:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Operating earnings (loss)	$126	$89

Key components of operating earnings (loss) are:

	Three Months Ended March 31,
	2024	2023
	(in millions)
REVENUES
Policy charges, fee income and premiums	$73	$64
Net investment income	142	112
Net derivative gains (losses)	—	(1)
Investment management, service fees and other income	77	62
Segment revenues	$292	$237

BENEFITS AND OTHER DEDUCTIONS
Interest credited to policyholders’ account balances	52	50
Commissions and distribution-related payments	44	37
Amortization of deferred policy acquisition costs	15	15
Compensation, benefits and other operating costs and expenses	35	29
Segment benefits and other deductions	$146	$131
The following table summarizes AV and AUA for our Group Retirement segment:

	March 31, 2024	December 31, 2022
	(in millions)
AV and AUA
General Account	$8,883	$8,963
Separate Accounts and Mutual Funds	29,607	27,507
Total AV and AUA (2)	$38,490	$36,470
____________
(1)    AV presented are net of reinsurance.
The following table summarizes a roll-forward of AV and AUA for our Group Retirement segment:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Balance, beginning of period	$36,470	$32,005
Gross Premiums	1,018	897
Surrenders, withdrawals and benefits	(1,150)	(868)
Net flows (1)	(132)	29
Investment performance, interest credited and policy charges (1)	2,152	1,507
Other (2)	—	26
Balance, end of period	$38,490	$33,567
____________
(1)Net of the Global Atlantic transaction.
(2)For the three months ended March 31, 2023, amounts reflect a total special payment applied to the accounts of active clients as part of a previously disclosed settlement agreement between Equitable Financial and the SEC.
Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023 for the Group Retirement Segment

Operating earnings
Operating earnings increased by $37 million to $126 million during the three months ended March 31, 2024 from $89 million during the three months ended March 31, 2023. The following were notable changes in operating earnings (losses):
Favorable items included:
•Net investment income increased by $30 million due to higher investment yields and higher Alternative investment income.
•Fee-type revenue increased by $24 million primarily due to higher average Separate Account AV from market appreciation.
These were partially offset by the following unfavorable items:
•Commissions and distribution-related payments increased by $7 million mainly due to higher premium-based and asset-based commission payments.
Net Flows and AV
•The increase in AV of $2.0 billion in the three months ended March 31, 2024 was driven by equity market appreciation slightly offset by net outflows of $132 million.
•Net outflows of $132 million for the three months ended March 31, 2024 decreased $161 million compared to the three months ended March 31, 2023, driven by higher surrender activity, partially offset by higher gross premiums.
Investment Management and Research
The Investment Management and Research segment provides diversified investment management, research and related services to a broad range of clients around the world. Operating earnings (loss), net of tax, presented here represents our average economic interest in AB of approximately 61%, and 61% during the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	(in millions)
Operating earnings (loss)	$106	$99

Key components of operating earnings (loss) were:

	Three Months Ended March 31,
	2024	2023
	(in millions)
REVENUES
Net investment income (loss)	$8	$9
Net derivative gains (losses)	(5)	(10)
Investment management, service fees and other income	1,090	1,010
Segment revenues	$1,093	$1,009

BENEFITS AND OTHER DEDUCTIONS
Commissions and distribution related payments	$173	$148
Compensation, benefits and other operating costs and expenses	655	623
Interest expense	17	14
Segment benefits and other deductions	$845	$785

Changes in AUM in the Investment Management and Research segment were as follows:

	Three Months Ended March 31,
	2024	2023
	(in billions)
Balance, beginning of period	$725.2	$646.4
Long-term flows
Sales/new accounts	32.6	25.6
Redemptions/terminations	(25.2)	(20.6)
Cash flow/unreinvested dividends	(6.9)	(4.2)
Net long-term (outflows) inflows	0.5	0.8
Market appreciation (depreciation)	33.0	28.7
Net change	33.5	29.5
Balance, end of period	$758.7	$675.9

Average AUM in the Investment Management and Research segment for the periods presented by distribution channel and investment services were as follows:

	Three Months Ended March 31,
	2024	2023
	(in billions)
Distribution Channel:
Institutions	$317.8	$304.6
Retail	296.9	252.0
Private Wealth	124.2	110.2
Total	$738.9	$666.8

Investment Service:
Equity Actively Managed	$254.2	$226.8
Equity Passively Managed (1)	63.8	55.9
Fixed Income Actively Managed – Taxable	209.3	195.3
Fixed Income Actively Managed – Tax-exempt	62.5	54.1
Fixed Income Passively Managed (1)	11.2	9.5
Alternatives/Multi-Asset Solutions (2)	137.9	125.2
Total	$738.9	$666.8
____________
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity of fixed income services.
Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023 for the Investment Management and Research Segment
Operating earnings
Operating earnings increased $7 million to $106 million during the three months ended March 31, 2024 from $99 million in the three months ended March 31, 2023. The following were notable changes in operating earnings (losses):
Favorable items included:
•Fee-type revenue increased by $80 million primarily due to higher advisory base fees and distribution revenue from higher average AUM slightly offset by lower performance based fees on International Small Cap and Global Opportunistic Credit and lower revenues from Bernstein Research Services.
These were offset by the following unfavorable items:

•Compensation, benefits, interest expense and other operating costs increased by $35 million mainly due to higher incentive compensation expense and increased interest expense from higher weighted average borrowings and higher weighted average interest rates, partially offset by the recognition of a $21 million incentive grant gain in connection with the AB headquarters relocation to Nashville.
•Commissions and distribution-related payments increased by $25 million mainly due to higher payments to financial intermediaries for the distribution of AB mutual funds.
•Net income attributable to noncontrolling interest increased by $9 million due to higher pre-tax earnings.
•Income tax expense increased by $8 million primarily due to a higher effective tax rate and higher pre-tax earnings for 2024 compared to 2023.
Long-Term Net Flows and AUM
•Total AUM as of March 31, 2024 was $758.7 billion, up $33.5 billion, or 4.6%, compared to December 31, 2023. The increase is a result of market appreciation of $33.0 billion and net inflows of $500 million. Market appreciation of $33.0 billion attributed to Retail of $17.0 billion, Institutions of $9.6 billion and Private Wealth of $6.4 billion. Institutions net outflows of $4.2 billion were partially offset by Retail and Private Wealth net inflows of $4.2 billion and $500 million, respectively.
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
The following table summarizes operating earnings (loss) of our Protection Solutions segment:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Operating earnings (loss)	$41	$(35)

Key components of operating earnings (loss) were:

	Three Months Ended March 31,
	2024	2023
	(in millions)
REVENUES
Policy charges, fee income and premiums	$528	$520
Net investment income	257	217
Net derivative gains (losses)	—	(2)
Investment management, service fees and other income	40	32
Segment revenues	$825	$767

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$487	$535
Remeasurement of liability for future policy benefits	(4)	6
Interest credited to policyholders’ account balances	133	125
Commissions and distribution related payments	40	34
Amortization of deferred policy acquisition costs	30	29
Compensation, benefits and other operating costs and expenses	91	80
Segment benefits and other deductions	$777	$809

The following table summarizes Protection Solutions Reserves for our Protection Solutions segment:

	March 31, 2024	December 31, 2023
	(in millions)
Protection Solutions Reserves (1)
General Account	$18,167	$18,184
Separate Accounts	17,560	16,337
Total Protection Solutions Reserves	$35,727	$34,521
_______________
(1)Does not include Protection Solutions Reserves for our employee benefits business as it is a scaling business and therefore has immaterial in-force policies.
The following table presents our in-force face amounts for our individual life insurance products:

	March 31, 2024	December 31, 2023
	(in billions)
In-force face amount by product: (1)
Universal Life (2)	$40.6	$40.9
Indexed Universal Life	26.6	26.9
Variable Universal Life (3)	138.1	136.9
Term	206.8	206.5
Whole Life	1.1	1.1
Total in-force face amount	$413.2	$412.3
_______________

(1)Includes individual life insurance and does not include employee benefits as it is a scaling business and therefore has immaterial in-force policies.
(2)UL includes GUL.
(3)VUL includes VL and COLI.
Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023 for the Protection Solutions Segment
Operating earnings (loss)
Operating earnings increased $76 million to $41 million during the three months ended March 31, 2024 from $35 million loss in the three months ended March 31, 2023. The following were notable changes in operating earnings (losses):
Favorable items included:
•Policyholders’ benefits decreased by $48 million mainly due to lower net mortality, partially offset growth in Employee Benefits.
•Net investment income increased by $40 million mainly due to higher investment yields and higher Alternative investment income, partially offset by higher collateral expense.
•Fee-type revenue increased by $16 million mainly driven by higher premiums due to growth in Employee Benefits.
•Remeasurement of liability for future policy benefits decreased by $10 million mainly due to lower claims in the first quarter of 2024 as compared to the first quarter of 2023.
These were partially offset by the following unfavorable items:
•Compensation, benefits, interest expense and other operating costs increased by $11 million mainly due to Third Party Administrators fees and variable compensation related to our Employee Benefits business reflecting the growth of the block and increased benefit costs.
•Interest credited to policyholders’ account balances increased by $8 million mainly due to higher interest rates.
•Income tax expense increased by $14 million primarily due to higher pre-tax earnings, partially offset by a lower effective tax rate.
Wealth Management
The Wealth Management segment is an emerging leader in the wealth management space with a differentiated advice value proposition that offers discretionary and non-discretionary investment advisory accounts, financial planning and advice, life insurance, and annuity products. In 2023, we began reporting this business separately from our other segments and Corporate and Other.
The following table summarizes operating earnings (loss) of our Wealth Management segment:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Operating earnings (loss)	$43	$32

Key components of operating earnings (loss) were:

	Three Months Ended March 31,
	2024	2023
	(in millions)
REVENUES
Net investment income	$4	$2
Investment management, service fees and other income	419	360
Segment revenues	$423	$362

BENEFITS AND OTHER DEDUCTIONS
Commissions and distribution-related payments	$260	$228
Compensation, benefits and other operating costs and expenses	105	91
Segment benefits and other deductions	$365	$319
The following table summarizes revenue by activity type for our Wealth Management segment:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Revenue by Activity Type
Investment management, service fees and other income:
Investment management and advisory fees	$150	$127
Distribution fees	253	218
Interest income	13	11
Service and other income	3	4
Total Investment management, service fees and other income	$419	$360
The following table summarizes a roll-forward of AUA for our Wealth Management segment:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Total Wealth Management Assets
Advisory assets:
Beginning, beginning of period	$55,072	$45,544
Advisory Net Flows	(175)	828
Advisory Market appreciation (depreciation) and other	3,178	1,473
Advisory ending assets	$58,075	$47,845

Brokerage and direct assets	$33,861	$27,796

Balance, end of period	$91,936	$75,640

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023 for the Wealth Management Segment
Operating earnings
Operating earnings increased $11 million to $43 million during the three months ended March 31, 2024 compared to $32 million in the three months ended March 31, 2023. The following were notable changes in operating earnings (losses):
Favorable items included:
•Investment management, service fees and other income increased by $59 million mainly due to higher distribution and advisory fees type revenue from higher retirement sales and average asset balances combined with higher interest income from sweep accounts.
These were partially offset by the following unfavorable items:
•Commissions and distribution-related payments increased by $32 million mainly due to higher distribution and advisory fee-type revenue from higher retirement sales and average asset balances.
•Compensation, benefits and other operating costs and expenses increased by $14 million mainly due to higher variable compensation from higher sales.
Net Flows and AUA
•The increase in AUA of $4.9 billion in the three months ended March 31, 2024 was driven by equity market appreciation of $4.4 billion and positive net flows .
•Advisory net flows $(175) million decreased $1 billion mainly attributed to departure of large Advisor group.
Legacy
The Legacy segment consists of our capital intensive fixed-rate GMxB business written prior to 2011.
The following table summarizes operating earnings (loss) of our Legacy segment:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Operating earnings (loss)	$51	$60

Key components of operating earnings (loss) were:

	Three Months Ended March 31,
	2024	2023
	(in millions)
REVENUES
Policy charges, fee income and premiums	$47	$34
Net investment income	62	66
Investment management, service fees and other income	101	106
Segment revenues	$210	$206

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$59	$46
Remeasurement of liability for future policy benefits	(2)	—
Interest credited to policyholders’ account balances	11	12
Commissions and distribution-related payments	40	43
Amortization of deferred policy acquisition costs	16	16
Compensation, benefits and other operating costs and expenses	27	18
Segment benefits and other deductions	$151	$135
The following table summarizes AV for our Legacy segment:

	March 31, 2024	December 31, 2023
	(in millions)
AV (1)
General Account	$830	$849
Separate Accounts	22,010	21,316
Total AV	$22,840	$22,165
_______________
(1)AV presented are net of reinsurance.
The following table summarizes a roll-forward of AV for our Legacy segment net of the Venerable Transaction :

	Three Months Ended March 31,
	2024	2023
	(in millions)
Balance, beginning of period	$22,165	$21,482
Gross Premiums	61	72
Surrenders, withdrawals and benefits	(720)	(595)
Net flows	(659)	(523)
Investment performance, interest credited and policy charges	1,334	1,061
Balance, end of period	$22,840	$22,020

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023 for the Legacy Segment
Operating earnings
Operating earnings decreased $9 million to $51 million during the three months ended March 31, 2024 from $60 million in the three months ended March 31, 2023. The following were notable changes in operating earnings (losses):

Unfavorable items included:
•Policyholders’ benefits increased by $13 million mainly due to higher benefits from GMIB annuitizations, partially offset by higher premiums in fee-type revenue.
•Compensation, benefits, interest expense and other operating costs increased by $9 million mainly due to higher subadvisory expenses as a result of higher average Separate Account AV and increased benefits cost.
These were partially offset by the following favorable items:
•Fee-type revenue increased by $8 million mainly driven by higher separate account values.
Net Flows and AV
•The increase in AV of $675 million in the three months ended March 31, 2024 was driven by equity market appreciation, partially offset by net outflows of $659 million.
•Net outflows of $659 million were relatively consistent with the three months ended March 31, 2023.
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
The following table summarizes operating earnings (loss) of Corporate and Other:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Operating earnings (loss)	$(105)	$(81)
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

	Three Months Ended March 31,
	2024		2023
	Yield	Amount (2)	Yield	Amount (2)
	(Dollars in millions)
Fixed Maturities:
Income (loss)	4.42%	$821	3.95%	$714
Ending assets		74,810		72,394
Mortgages:
Income (loss)	5.11%	234	4.24%	177
Ending assets		18,570		16,969
Other Equity Investments: (1)
Income (loss)	6.24%	54	4.68%	41
Ending assets		3,519		3,498
Policy Loans:
Income (loss)	5.22%	54	5.12%	52
Ending assets		4,191		4,028
Cash and Short-term Investments: (3)
Income (loss)	(2.00)%	(29)	(5.00)%	(23)
Ending assets		6,907		2,219
Funding agreements:
Interest expense and other		(74)		(87)
Ending assets (liabilities)		(7,165)		(8,366)
Total Invested Assets:
Income (loss)	4.30%	1,060	3.89%	873
Ending Assets		100,832		90,742
Short Duration Fixed Maturities:
Income (loss)	3.82%	—	3.79%	1
Ending assets		15		87
Total:
Investment income (loss)	4.30%	1,060	3.89%	874
Less: investment fees (4)	(0.17)%	(41)	(0.17)%	(39)
Investment Income, Net	4.13%	1,019	3.71%	835
Ending Net Assets		$100,847		$90,829
_____________
(1)Includes, as of March 31, 2024 and March 31, 2023 respectively, $340 million, $394 million of other invested assets. Amounts for certain consolidated VIE investments are shown net of associated non-controlling interest.

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
AFS Fixed Maturities by Industry
The following table sets forth these fixed maturities by industry category along with their associated gross unrealized gains and losses:
AFS Fixed Maturities by Industry (1)

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total (%)
	(Dollars in millions)
As of March 31, 2024
Corporate Securities:
Finance	$15,072	$—	$52	$1,481	$13,643	20%
Manufacturing	10,691	—	36	1,406	9,321	13%
Utilities	7,058	—	39	965	6,132	9%
Services	8,104	2	66	984	7,184	11%
Energy	2,655	—	18	307	2,366	4%
Retail and wholesale	3,004	—	20	338	2,686	4%
Transportation	2,253	2	17	285	1,983	3%
Other	685	—	4	84	605	1%
Total corporate securities	49,522	4	252	5,850	43,920	65%
U.S. government	5,759	—	—	1,264	4,495	7%
Residential mortgage-backed (2)	2,678	—	10	148	2,540	4%
Preferred stock	56	—	3	—	59	—%
State & political	586	—	6	79	513	1%
Foreign governments	711	—	2	122	591	1%
Commercial mortgage-backed	3,653	—	4	434	3,223	4%
Asset-backed securities (3)	11,845	—	60	85	11,820	18%
Total	$74,810	$4	$337	$7,982	$67,161	100%

As of December 31, 2023
Corporate Securities:
Finance	$13,181	$2	$49	$1,209	$12,019	18%
Manufacturing	11,333	1	60	1,330	10,062	15%
Utilities	6,838	1	44	826	6,055	9%
Services	8,242	—	79	917	7,404	11%
Energy	3,758	—	26	447	3,337	5%
Retail and wholesale	3,253	—	30	306	2,977	4%
Transportation	2,493	—	22	290	2,225	3%
Other	190	—	9	13	186	—%
Total corporate securities	49,288	4	319	5,338	44,265	65%
U.S. government	5,735	—	2	1,106	4,631	7%
Residential mortgage-backed (2)	2,470	—	18	133	2,355	4%
Preferred stock	56	—	3	—	59	—%
State & political	614	—	9	74	549	1%
Foreign governments	719	—	3	111	611	1%
Commercial mortgage-backed	3,595	—	2	515	3,082	5%
Asset-backed securities (3)	11,049	—	52	110	10,991	17%
Total	$73,526	$4	$408	$7,387	$66,543	100%
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
The following table sets forth the General Account’s fixed maturities portfolio by NAIC rating:

AFS Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
As of March 31, 2024
1................................	Aaa, Aa, A	$49,013	$—	$173	$5,056	$44,130
2................................	Baa	23,553	—	149	2,845	20,857
	Investment grade	72,566	—	322	7,901	64,987
3................................	Ba	1,222	—	6	53	1,175
4................................	B	872	—	6	17	861
5................................	Caa	132	4	2	9	121
6................................	Ca, C	18	—	1	2	17
	Below investment grade	2,244	4	15	81	2,174
Total Fixed Maturities		$74,810	$4	$337	$7,982	$67,161

As of December 31, 2023:
1................................	Aaa, Aa, A	$47,694	$—	$217	$4,660	$43,251
2................................	Baa	23,476	—	179	2,635	21,020
	Investment grade	71,170	—	396	7,295	64,271
3................................	Ba	1,292	2	5	60	1,235
4................................	B	927	—	5	23	909
5................................	Caa	134	2	2	8	126
6................................	Ca, C	3	—	—	1	2
	Below investment grade	2,356	4	12	92	2,272
Total Fixed Maturities		$73,526	$4	$408	$7,387	$66,543

Mortgage Loans
The mortgage portfolio primarily consists of commercial, agricultural, and residential mortgage loans. The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The commercial mortgage loan portfolio is backed by high quality properties located in primary markets typically owned by experienced institutional investors with a demonstrated ability to manage their assets through business cycles. Our commercial loan portfolio is monitored on an ongoing basis, assigning credit quality ratings for each loan, with the particular emphasis on loans that are scheduled to mature in the next 12 to 24 months. Scheduled maturities for full year 2025, are $1.5 billion, 10% of the commercial mortgage portfolio. The commercial mortgage portfolio consists of 87% fixed rate loans and 13% floating rate loans. For floating rate loans, the borrower is typically required to purchase an interest rate cap to the scheduled maturity of the loan to protect against rising rates.
Commercial mortgage loans are evaluated annually to determine a current LTV ratio. Property financial statements, current rent roll, lease maturities, tenant creditworthiness, property physical inspections, and forecasted leasing market strength are used to develop projected cash flows. A discounted cash flow methodology which incorporates market data is used to determine property values. The average LTV ratio at origination provided by a certified appraisal firm was 53%. The average LTV ratio was 66% and 64% at March 31, 2024 and December 31, 2023, respectively, which reflects the most recent opinion of value on the underlying collateral.
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
The tables below show the breakdown of the amortized cost of the General Account’s investments in mortgage loans by geographic region and property type:
Mortgage Loans by Region and Property Type

	March 31, 2024		December 31, 2023
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
By Region:
U.S. Regions:
Pacific	$5,116	27%	$5,004	27%
Middle Atlantic	3,689	20	3,678	20
South Atlantic	2,918	15	2,809	15
East North Central	1,059	6	1,102	6
Mountain	1,690	9	1,557	8
West North Central	822	4	828	5
West South Central	1,361	7	1,336	7
New England	883	5	865	5
East South Central	595	3	527	3
Total U.S.	18,133	96	17,706	96
Other Regions:
Europe	734	4	744	4
Total Other	734	4	744	4
Total Mortgage Loans	$18,867	100%	$18,450	100%

By Property Type:
Office	$4,916	26%	$4,756	26%
Multifamily	6,321	34	6,500	34
Agricultural loans	2,542	13	2,545	14
Retail	630	3	305	2
Industrial	2,309	12	2,366	13
Hospitality	633	4	595	3
Residential	607	3	298	2
Other	909	5	1,085	6
Total Mortgage Loans	$18,867	100%	$18,450	100%
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
At March 31, 2024 and December 31, 2023, the fair value of alternative investments was $2.8 billion and $2.7 billion respectively. Alternative investments were 2.5% and 2.5% of cash and invested assets at March 31, 2024 and December 31, 2023, respectively.

Alternative Investments (1)

	March 31, 2024		December 31, 2023
	Fair Value	%	Fair Value	%
	(in millions)
Private Equity	$1,493	53%	$1,455	53%
Private Debt	162	6%	161	6%
Infrastructure	218	8%	208	8%
Real Estate	636	22%	603	22%
Hedge Funds	56	2%	57	2%
Other (2)	264	9%	264	9%
Total (3)	$2,829	100%	$2,748	100%
_____________
(1)Reported in Other Equity Investments in the consolidated balance sheets.
(2)Includes CLO equity, co-investments and investments in other strategies. CLO equity investments are consolidated and assets are reported in Fixed Maturities, at fair value using the fair value option in the consolidated balance sheets.
(3)Includes $456 million and $455 million of non-General Account assets as of March 31, 2024 and December 31, 2023, respectively.
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
Sources and Uses of Holding Company Highly Liquid Assets
The following table sets forth Holdings’ principal sources and uses of highly liquid assets:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Highly Liquid Assets, beginning of period	$1,998	$1,992
Dividends from subsidiaries	182	136
Issuance of loans to affiliates	—	—
Capital contribution from parent company	—	—

	Three Months Ended March 31,
	2024	2023
	(in millions)
Capital contributions to subsidiaries	—	—
M&A Activity	—	—
Total Business Capital Activity	182	136

Purchase of treasury shares	(253)	(214)
Shareholder dividends paid	(73)	(72)
Total Share Repurchases, Dividends and Acquisition Activity	(326)	(286)
Issuance of preferred stock	—	—
Preferred stock dividend	(14)	(14)
Total Preferred Stock Activity	(14)	(14)

Issuance of long-term debt	—	500
Repayment of long-term debt	—	—
Total External Debt Activity	—	500

Proceeds from loans from affiliates	—	—
Net decrease (increase) in existing facilities to affiliates (1)	—	(45)
Total Affiliated Debt Activity	—	(45)

Interest paid on external debt and P-Caps	(26)	(12)
Others, net	110	65
Total Other Activity	84	53

Net increase (decrease) in highly liquid assets	(74)	344
Highly Liquid Assets, end of period	$1,924	$2,336
_______________
(1)     Represents net activity of draws and repayments of existing credit facilities between Holdings and affiliates.
Capital Contribution to Our Subsidiaries
No capital contributions were made during the three months ended March 31, 2024.
Loans from Our Subsidiaries
There were no new loans from our subsidiaries during the three months ended March 31, 2024.
Cash Distributions from Our Non-Insurance Subsidiaries
During the three months ended March 31, 2024, Holdings received cash distributions of $115 million from AB and $67 million from the investment management contracts with EFIM and EIM.
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
As of March 31, 2024, Holdings and its non-insurance company subsidiaries hold approximately 170.1 million AB Units, 4.1 million AB Holding Units and the 1% General Partnership interest in ABLP.
As of March 31, 2024, the ownership structure of ABLP, including AB Units outstanding as well as the general partner’s 1% interest, was as follows:

Owner	Percentage Ownership
EQH and its subsidiaries	59.6%
AB Holding	39.7%
Unaffiliated holders	0.7%
Total	100.0%
Including both the general partnership and limited partnership interests in AB Holding and ABLP, Holdings and its subsidiaries had an approximate 61.0% economic interest in AB as of March 31, 2024.
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
The Credit Facility and LOC Facilities contain certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries and the dollar amount of secured indebtedness that may be incurred by us, which could restrict our operations and use of funds. The right to borrow funds under the Credit Facility and LOC Facilities is subject to the fulfillment of certain conditions, including compliance with all covenants, and the ability to borrow thereunder is also subject to the continued ability of the lenders that are or will be parties to the facilities to provide funds. As of March 31, 2024, we were in compliance with these covenants.
Contingent Funding Arrangements
For information regarding activity pertaining to our contingent funding arrangements and other off-balance sheet commitments, see “Commitments and Contingent Liabilities” in Note 15 of the Notes to the Consolidated Financial Statements in this Form 10-K.
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
See Note 15 of the Notes to the Consolidated Financial Statements for further description of our FHLB program.
FABN
Under the FABN program, Equitable Financial may issue funding agreements in U.S. dollar or other foreign currencies.
See Note 15 of the Notes to the Consolidated Financial Statements for further description of our FABN program.

FABCP
Under the FABCP program, Equitable Financial and Equitable America may issue funding agreements in U.S. dollars to the SPLLC.
See Note 15 of the Notes to the Consolidated Financial Statements for further description of our FABCP program.
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
AB Commercial Paper
As of March 31, 2024, AB had $0 million of commercial paper outstanding. As of December 31, 2023, AB had $254 million of commercial paper outstanding with an interest rate of 5.4%. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings for the commercial paper outstanding during the first quarter 2024 and full year 2023 were $455 million and $268 million, respectively, with weighted average interest rates of approximately 5.5% and 5.2%, respectively.
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
The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of March 31, 2024, AB was in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.
Amounts under the Credit Facility may be borrowed, repaid and re-borrowed by us from time to time until the maturity of the facility. Voluntary pre-payments and commitment reductions requested by AB are permitted at any time without a fee (other than customary breakage costs relating to the pre-payment of any drawn loans) upon proper notice and subject to a minimum dollar requirement. Borrowings under the AB Credit Facility bear interest at a rate per annum, which will be, at AB’s option, a rate equal to an applicable margin, which is subject to adjustment based on the credit ratings of AB, plus one of the following indices: a term Secured Overnight Financial Rate; a Prime rate; or the Federal Funds rate.
As of March 31, 2024 and December 31, 2023, AB had no amounts outstanding under the AB Credit Facility. During the three months ended March 31, 2024 and the full year 2023, AB and SCB LLC did not draw upon the AB Credit Facility.
In addition, SCB LLC has five uncommitted lines of credit with five financial institutions. Four of these lines of credit permit borrowing up to an aggregate of approximately $315 million, with AB named as an additional borrower, while the other line has no stated limit. AB has agreed to guarantee the obligations on SCB LLC under these lines of credit. As of March 31, 2024 and December 31, 2023, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings during the three months ended March 31, 2024 and the full year 2023 were $1 million and $1 million with weighted average interest rates of approximately 8.5% and 7.8%, respectively.

EQH Facility
AB has a $900 million committed, unsecured senior credit facility (the “EQH Facility”). The EQH Facility matures on November 4, 2024 and is available for AB’s general business purposes. Borrowings under the EQH Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates.
The EQH Facility contains affirmative, negative and financial covenants which are substantially similar to those in AB’s committed bank facilities. As of March 31, 2024, AB was in compliance with these covenants. The EQH Facility also includes customary events of default substantially similar to those in AB’s committed bank facilities, including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lender’s commitment may be terminated.
Amounts under the EQH Facility may be borrowed, repaid and re-borrowed by AB from time to time until the maturity of the facility. AB or Holdings may reduce or terminate the commitment at any time without penalty upon proper notice. Holdings also may terminate the facility immediately upon a change of control of AB’s general partner.
As of March 31, 2024 and December 31, 2023, AB had $900 million and $900 million outstanding under the EQH Facility, with interest rates of approximately 5.3% and 5.3%, respectively. Average daily borrowing of the EQH Facility during the first three months of 2024 and 2023 were $771 million and $743 million, respectively, with a weighted average interest rates of approximately 5.3% and 4.9%, respectively.
EQH Uncommitted Facility
In addition to the EQH Facility, AB has a $300 million uncommitted, unsecured senior credit facility (the “EQH Uncommitted Facility”) with EQH. The EQH Uncommitted Facility matures on September 1, 2024 and is available for AB’s general business purposes. Borrowings under the EQH Uncommitted Facility bear interest generally at a rate per annum based on prevailing overnight commercial paper rates. The EQH Uncommitted Facility contains affirmative, negative and financial covenants, which are substantially similar to those in the EQH Facility. As of March 31, 2024, AB was in compliance with these covenants.
As of March 31, 2024 and December 31, 2023, AB had no amounts outstanding under the EQH Uncommitted Facility. Average daily borrowing of the EQH Uncommitted Facility during the three months ended March 31, 2024 and full year 2023 were $0 million and $4 million, respectively, with weighted average interest rate of approximately 0.0% and 4.6%.
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
See Note 17 of the Notes to the Consolidated Financial Statements for additional information relating to Prescribed and Permitted Statutory Accounting practices and its impact on our statutory surplus.
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
The following table sets forth the Company’s total consolidated borrowings. Short-term and long-term debt consists of the following:

	March 31,	December 31,
	2024	2023
	(in millions)
Short-term debt:
AB commercial paper	$—	$254
Total short-term debt	—	254
Long-term debt:
Senior Debenture, (7.0%, due 2028)	350	349
Senior Note (4.35% due 2028)	1,493	1,493
Senior Note (5.594% due 2033)	496	497
Senior Note (5.00% due 2048)	1,482	1,481
Total long-term debt	3,821	3,820
Total borrowings	$3,821	$4,074

Notes and Debentures
The Senior Notes and Senior Debentures contain customary affirmative and negative covenants, including a limitation on certain liens and a limit on the Company’s ability to consolidate, merge or sell or otherwise dispose of all or substantially all of its assets. The Senior Notes and Senior Debentures also include customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding Senior Notes and Senior Debentures may be accelerated. As of March 31, 2024, the Company is in compliance with all debt covenants.
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

	AM Best	S&P	Moody’s
Last review date	Feb '24	Feb '24	Dec '23
Financial Strength Ratings:
Equitable Financial Life Insurance Company	A	A+	A1
Equitable Financial Life Insurance Company of America	A	A+	A1
Credit Ratings:
Equitable Holdings, Inc.	bbb+	A-	Baa1
Last review date		Sep '23	Mar '24
AllianceBernstein L.P.		A	A2

Material Cash Requirement
Our material cash requirements include policyholder obligations, long-term debt, commercial paper, employee benefits, operating leases and various funding commitments. See “Material Cash Requirement” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2023 for additional information.
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
Item 3.      Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative disclosures about market risk described in the Annual Report on Form 10-K for the year ended December 31, 2023 in "Quantitative and Qualitative Disclosures About Market Risk".
Item 4.     Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures were effective.
No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 15 of the Notes to the Consolidated Financial Statements (unaudited) in this Form 10-Q. Also see “Risk Factors—Legal and Regulatory Risks—Legal and regulatory actions” included in the Annual Report on Form 10-K for the year ended December 31, 2023.
Item 1A. Risk Factors
You should carefully consider the risks described in the “Risk Factors” section included in the Annual Report on Form 10-K for the year ended December 31, 2023. Risks to which we are subject also include, but are not limited to, the factors mentioned under “Note Regarding Forward-Looking Statements and Information” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Holdings during the three months ended March 31, 2024, of its common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/24 through 1/31/24	3,175,923	$32.37	3,175,923	$62,610,157
2/1/24 through 2/29/24	1,558,167	$34.17	1,558,167	1,309,360,444
3/1/24 through 3/31/24	2,733,881	$35.41	2,733,881	$1,202,560,808
Total	7,467,971	$33.86	7,467,971	$1,202,560,808

See Note 13 to the Notes to Consolidated Financial Statements for ASR transaction detail during the three months ended March 31, 2024.
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

During the three months ended March 31, 2024, none of the Company’s directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
Item 6.     Exhibits

Number		Description and Method of Filing
10.1
Reimbursement Agreement, dated as of January 23, 2024, among Equitable Holdings, Inc., certain Subsidiary Account Parties, and MUFG Bank, LTD (incorporated by reference to Exhibit 10.19 to our Form 10-K filed on February 26, 2024).

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

Date: May 2, 2024	EQUITABLE HOLDINGS, INC.

	By:	/s/ Robin M. Raju
		Name:	Robin M. Raju
		Title:	Chief Financial Officer (Principal Financial Officer)

Date: May 2, 2024	By:	/s/ William Eckert
		Name:	William Eckert
		Title:	Chief Accounting Officer (Principal Accounting Officer)