Form 10-Q
period 2024-06-30
Equitable Holdings, Inc.
filed 2024-08-01
CIK 1333986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 30, 2024, 319,758,915 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION
Certain of the statements included or incorporated by reference in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “seeks,” “aims,” “plans,” “assumes,” “estimates,” “projects,” “should,” “would,” “could,” “may,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Equitable Holdings, Inc. (“Holdings”) and its consolidated subsidiaries. These forward-looking statements include, but are not limited to, statements regarding projections, estimates, forecasts and other financial and performance metrics and projections of market expectations. “We,” “us” and “our” refer to Holdings and its consolidated subsidiaries, unless the context refers only to Holdings as a corporate entity. There can be no assurance that future developments affecting Holdings will be those anticipated by management. Forward-looking statements include, without limitation, all matters that are not historical facts.
These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) conditions in the financial markets and economy, including the impact of geopolitical conflicts and related economic conditions, equity market declines and volatility, interest rate fluctuations, impacts on our goodwill and changes in liquidity and access to and cost of capital; (ii) operational factors, including reliance on the payment of dividends to Holdings by its subsidiaries, protection of confidential customer information or proprietary business information, operational failures by us or our service providers, potential strategic transactions, changes in accounting standards, and catastrophic events, such as the outbreak of pandemic diseases including COVID-19; (iii) credit, counterparties and investments, including counterparty default on derivative contracts, failure of financial institutions, defaults by third parties and affiliates and economic downturns, defaults and other events adversely affecting our investments; (iv) our reinsurance and hedging programs; (v) our products, structure and product distribution, including variable annuity guaranteed benefits features within certain of our products, variations in statutory capital requirements, financial strength and claims-paying ratings, state insurance laws limiting the ability of our insurance subsidiaries to pay dividends and key product distribution relationships; (vi) estimates, assumptions and valuations, including risk management policies and procedures, potential inadequacy of reserves and experience differing from pricing expectations, amortization of deferred acquisition costs and financial models; (vii) our Asset Management segment, including fluctuations in assets under management and the industry-wide shift from actively-managed investment services to passive services; (viii) recruitment and retention of key employees and experienced and productive financial professionals; (ix) subjectivity of the determination of the amount of allowances and impairments taken on our investments; (x) legal and regulatory risks, including federal and state legislation affecting financial institutions, insurance regulation and tax reform; (xi) risks related to our common stock and (xii) general risks, including strong industry competition, information systems failing or being compromised and protecting our intellectual property.
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

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

EQUITABLE HOLDINGS, INC.
Consolidated Balance Sheets
June 30, 2024 (Unaudited) and December 31, 2023

	June 30, 2024	December 31, 2023
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $79,797 and $74,033) (allowance for credit losses of $4 and $4)	$71,579	$67,030
Fixed maturities, at fair value using the fair value option (1)	1,703	1,654
Mortgage loans on real estate (net of allowance for credit losses of $234 and $279) (1)	18,802	18,171
Policy loans	4,247	4,158
Other equity investments (1)	3,743	3,384
Trading securities, at fair value	2,017	1,057
Other invested assets (1)	5,635	6,719
Total investments	107,726	102,173
Cash and cash equivalents (1)	9,684	8,239
Cash and securities segregated, at fair value	592	868
Broker-dealer related receivables	1,801	1,837
Deferred policy acquisition costs	6,924	6,705
Goodwill and other intangible assets, net	5,403	5,433
Amounts due from reinsurers (allowance for credit losses of $9 and $7)	8,237	8,352
Current and deferred income taxes	2,117	2,050
Purchased market risk benefits	7,993	9,427
Other assets (1)	3,825	3,323
Assets held-for-sale	—	565
Assets for market risk benefits	803	591
Separate Accounts assets	132,664	127,251
Total Assets	$287,769	$276,814
LIABILITIES
Policyholders’ account balances	$104,072	$95,673
Liability for market risk benefits	12,593	14,612
Future policy benefits and other policyholders' liabilities	17,417	17,363
Broker-dealer related payables	839	1,232
Customer related payables	2,060	2,201
Amounts due to reinsurers	1,363	1,450
Short-term debt	—	254
Long-term debt	3,830	3,820
Notes issued by consolidated variable interest entities, at fair value using the fair value option (1)	1,740	1,559
Other liabilities (1)	6,718	6,088
Liabilities held-for-sale	—	153
Separate Accounts liabilities	132,664	127,251
Total Liabilities	$283,296	$271,656
Redeemable noncontrolling interest (1) (2)	$1,088	$770
Commitments and contingent liabilities (3)
EQUITY
Equity attributable to Holdings:
Preferred stock and additional paid-in capital, $1 par value and $25,000 liquidation preference	$1,562	$1,562
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 483,636,280 and 491,003,966 shares issued, respectively; 321,591,488 and 333,877,990 shares outstanding, respectively	5	5
Additional paid-in capital	2,337	2,328
Treasury stock, at cost, 161,862,613 and 157,125,976 shares, respectively	(3,932)	(3,712)
Retained earnings	10,317	10,243
Accumulated other comprehensive income (loss)	(8,645)	(7,777)
Total equity attributable to Holdings	1,644	2,649
Noncontrolling interest	1,741	1,739
Total Equity	3,385	4,388
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$287,769	$276,814
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
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Income (Loss)
Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$617	$594	$1,231	$1,182
Premiums	282	280	557	556
Net derivative gains (losses)	(208)	(917)	(1,584)	(1,758)
Net investment income (loss)	1,166	1,036	2,385	2,026
Investment gains (losses), net:
Credit and intent to sell losses on available for sale debt securities and loans	(15)	(14)	(35)	(80)
Other investment gains (losses), net	(1)	(42)	(20)	(63)
Total investment gains (losses), net	(16)	(56)	(55)	(143)
Investment management and service fees	1,240	1,182	2,518	2,362
Other income	429	258	688	509
Total revenues	3,510	2,377	5,740	4,734

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	667	684	1,344	1,414
Remeasurement of liability for future policy benefits	(8)	(7)	(7)	(3)
Change in market risk benefits and purchased market risk benefits	(133)	(975)	(1,233)	(955)
Interest credited to policyholders’ account balances	605	501	1,171	964
Compensation and benefits	577	566	1,197	1,149
Commissions and distribution-related payments	463	393	900	773
Interest expense	62	55	119	116
Amortization of deferred policy acquisition costs	169	155	341	307
Other operating costs and expenses	427	466	980	889
Total benefits and other deductions	2,829	1,838	4,812	4,654
Income (loss) from continuing operations, before income taxes	681	539	928	80
Income tax (expense) benefit	(116)	292	(146)	1,017
Net income (loss)	565	831	782	1,097
Less: Net income (loss) attributable to the noncontrolling interest (1)	137	72	240	161
Net income (loss) attributable to Holdings	428	759	542	936
Less: Preferred stock dividends	26	26	40	40
Net income (loss) available to Holdings’ common shareholders	$402	$733	$502	$896

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$1.24	$2.06	$1.53	$2.50
Diluted	$1.23	$2.06	$1.52	$2.49
Weighted average common shares outstanding (in millions):
Basic	324.2	355.2	327.2	358.5
Diluted	327.3	356.1	330.4	360.0
______________
(1)    Includes redeemable noncontrolling interest. See Note 15 of the Notes to these Consolidated Financial Statements for details of redeemable noncontrolling interest.
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$565	$831	$782	$1,097
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	(408)	(624)	(921)	1,002
Change in market risk benefits - instrument-specific credit risk	(153)	(87)	(128)	851
Change in liability for future policy benefits - current discount rate	67	74	165	(38)
Change in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	10	9	18	29
Foreign currency translation adjustment	8	5	(3)	11
Total other comprehensive income (loss), net of income taxes	(476)	(623)	(869)	1,855
Comprehensive income (loss)	89	208	(87)	2,952
Less: Comprehensive income (loss) attributable to the noncontrolling interest	140	75	239	166
Comprehensive income (loss) attributable to Holdings	$(51)	$133	$(326)	$2,786

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Equity
For the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)

	Three Months Ended June 30,
	Equity Attributable to Holdings
	Preferred Stock and Additional Paid-In Capital	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
		(in millions)
Balance, beginning of period	$1,562	$5	$2,322	$(3,801)	$10,110	$(8,166)	$2,032	$1,723	$3,755
Stock compensation	—	—	16	(2)	—	—	14	12	26
Purchase of treasury stock	—	—	—	(247)	—	—	(247)	—	(247)
Reissuance of treasury stock	—	—	—	—	—	—	—	—	—
Retirement of common stock	—	—	—	118	(118)	—	—	—	—
Repurchase of AB Holding units	—	—	—	—	—	—	—	(28)	(28)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(90)	(90)
Dividends on common stock (cash dividends declared per common share of $0.24)	—	—	—	—	(78)	—	(78)	—	(78)
Dividends on preferred stock	—	—	—	—	(26)	—	(26)	—	(26)
Net income (loss)	—	—	—	—	428	—	428	121	549
Other comprehensive income (loss)	—	—	—	—	—	(479)	(479)	3	(476)
Other	—	—	(1)	—	1	—	—	—	—
June 30, 2024	$1,562	$5	$2,337	$(3,932)	$10,317	$(8,645)	$1,644	$1,741	$3,385

Balance, beginning of period	$1,562	$4	$2,298	$(3,400)	$9,806	$(6,516)	$3,754	$1,717	$5,471
Stock compensation	—	—	15	(2)	—	—	13	8	21
Purchase of treasury stock	—	—	—	(226)	—	—	(226)	—	(226)
Reissuance of treasury stock	—	—	—	—	(2)	—	(2)	—	(2)
Retirement of common stock	—	—	—	135	(135)	—	—	—	—
Repurchase of AB Holding units	—	—	—	—	—	—	—	(1)	(1)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(85)	(85)
Dividends on common stock (cash dividends declared per common share of $0.22)	—	—	—	—	(78)	—	(78)	—	(78)
Dividends on preferred stock	—	—	—	—	(26)	—	(26)	—	(26)
Net income (loss)	—	—	—	—	759	—	759	67	826
Other comprehensive income (loss)	—	—	—	—	—	(626)	(626)	3	(623)
Other	—	—	(16)	—	1	—	(15)	(2)	(17)
June 30, 2023	$1,562	$4	$2,297	$(3,493)	$10,325	$(7,142)	$3,553	$1,707	$5,260

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Equity
Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)

	Six Months Ended June 30,
	Equity Attributable to Holdings
	Preferred Stock and Additional Paid-In Capital	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
	(in millions)
Balance, beginning of period	$1,562	$5	$2,328	$(3,712)	$10,243	$(7,777)	$2,649	$1,739	$4,388
Stock compensation	—	—	32	17	—	—	49	21	70
Purchase of treasury stock	—	—	(2)	(498)	—	—	(500)	—	(500)
Reissuance of treasury stock	—	—	—	—	(17)	—	(17)	—	(17)
Retirement of common stock	—	—	—	261	(261)	—	—	—	—
Repurchase of AB Holding units	—	—	—	—	—	—	—	(34)	(34)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(189)	(189)
Dividends on common stock (cash dividends declared per common share of $0.46)	—	—	—	—	(151)	—	(151)	—	(151)
Dividends on preferred stock	—	—	—	—	(40)	—	(40)	—	(40)
Net income (loss)	—	—	—	—	542	—	542	206	748
Other comprehensive income (loss)	—	—	—	—	—	(868)	(868)	(1)	(869)
Other	—	—	(21)	—	1	—	(20)	(1)	(21)
June 30, 2024	$1,562	$5	$2,337	$(3,932)	$10,317	$(8,645)	$1,644	$1,741	$3,385

Balance, beginning of period	$1,562	$4	$2,299	$(3,297)	$9,825	$(8,992)	$1,401	$1,740	$3,141
Stock compensation	—	—	26	22	—	—	48	15	63
Purchase of treasury stock	—	—	(3)	(437)	—	—	(440)	—	(440)
Reissuance of treasury stock	—	—	—	—	(27)	—	(27)	—	(27)
Retirement of common stock	—	—	—	219	(219)	—	—	—	—
Repurchase of AB Holding units	—	—	—	—	—	—	—	(19)	(19)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(174)	(174)
Dividends on common stock (cash dividends declared per common share of $0.42)	—	—	—	—	(150)	—	(150)	—	(150)
Dividends on preferred stock	—	—	—	—	(40)	—	(40)	—	(40)
Net income (loss)	—	—	—	—	936	—	936	143	1,079
Other comprehensive income (loss)	—	—	—	—	—	1,850	1,850	5	1,855
Other	—	—	(25)	—	—	—	(25)	(3)	(28)
June 30, 2023	$1,562	$4	$2,297	$(3,493)	$10,325	$(7,142)	$3,553	$1,707	$5,260

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2024 and 2023 (Unaudited)

	Six Months Ended June 30,
	2024	2023
	(in millions)
Cash flows from operating activities:
Net income (loss)	$782	$1,097
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	1,171	964
Policy charges and fee income	(1,231)	(1,182)
Net derivative (gains) losses	1,584	1,758
Credit and intent to sell losses on available for sale debt securities and loans	35	80
Investment (gains) losses, net	20	63
(Gains) losses on businesses held-for-sale	(135)	2
Realized and unrealized (gains) losses on trading securities	(43)	(44)
Non-cash long term incentive compensation expense	53	41
Amortization and depreciation	429	380
Remeasurement of liability for future policy benefits	(7)	(3)
Change in market risk benefits	(1,233)	(955)
Equity (income) loss from limited partnerships	(58)	(61)
Changes in:
Net broker-dealer and customer related receivables/payables	(168)	(686)
Reinsurance recoverable	(626)	(801)
Segregated cash and securities, net	276	643
Capitalization of deferred policy acquisition costs	(561)	(450)
Future policy benefits	275	40
Current and deferred income taxes	155	(1,177)
Other, net	205	65
Net cash provided by (used in) operating activities	$923	$(226)

Cash flows from investing activities:
Proceeds from the sale/maturity/pre-payment of:
Fixed maturities, available-for-sale	$5,284	$4,790
Fixed maturities, at fair value using the fair value option	399	239
Mortgage loans on real estate	460	236
Trading account securities	512	480
Short term investments	571	2,402
Other	331	463
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(10,523)	(5,878)
Fixed maturities, at fair value using the fair value option	(426)	(309)
Mortgage loans on real estate	(1,148)	(1,114)
Trading account securities	(1,446)	(660)
Short term investments	(384)	(2,218)
Other	(473)	(388)
Cash settlements related to derivative instruments, net	(1,438)	(655)
Investment in capitalized software, leasehold improvements and EDP equipment	(99)	(57)
Other, net	453	152
Net cash provided by (used in) investing activities	$(7,927)	$(2,517)

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2024 and 2023 (Unaudited)

	Six Months Ended June 30,
	2024	2023
	(in millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$9,033	$9,060
Withdrawals	(4,719)	(4,830)
Transfers (to) from Separate Accounts	832	647
Payments of market risk benefits	(376)	(375)
Repayment of short-term financings	(254)	(759)
Change in collateralized pledged assets	(75)	(45)
Change in collateralized pledged liabilities	4,829	2,282
Issuance of long-term debt	—	496
Repayment of long term debt	(565)	—
Proceeds from collateralized loan obligations	—	40
Proceeds from notes issued by consolidated VIEs	176	362
Dividends paid on common stock	(151)	(150)
Dividends paid on preferred stock	(40)	(40)
Purchase of AB Holding Units to fund long-term incentive compensation plan awards, net	(34)	(19)
Purchase of treasury shares	(500)	(440)
Purchases (redemptions) of noncontrolling interests of consolidated company-sponsored investment funds	291	63
Distribution to noncontrolling interest of consolidated subsidiaries	(189)	(174)
Change in securities lending	36	29
Other, net	15	(4)
Net cash provided by (used in) financing activities	$8,309	$6,143

Effect of exchange rate changes on cash and cash equivalents	$(13)	$16
Change in cash and cash equivalents	1,292	3,416
Cash and cash equivalents, beginning of period	8,239	4,281
Change in cash of businesses held-for-sale	153	(4)
Cash and cash equivalents, end of period	$9,684	$7,693

Non-cash transactions from investing and financing activities:
Securities received in exchange for the 2029 Notes (1)	540	$—
Right-of-use assets obtained in exchange for lease obligations	$222	$31
______________
(1)    See Note 16 of the Notes to these Consolidated Financial Statements for details of the the 2029 Trust Eligible Assets received in exchange for the 2029 Notes.

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited)

1)    ORGANIZATION
Equitable Holdings, Inc. is the holding company for a diversified financial services organization. The Company conducts operations in six segments: Individual Retirement, Group Retirement, Asset Management, Protection Solutions, Wealth Management and Legacy. The Company’s management evaluates the performance of each of these segments independently. Effective April 1, 2024, the Company renamed its Investment Management and Research segment to Asset Management following the close of the previously announced joint venture between AllianceBernstein and Societe Generale to create Bernstein, an equity research provider and cash equity trading partner for institutional investors. Following the close of the transaction, Bernstein research business results are no longer consolidated within the financial results for AllianceBernstein and Equitable Holdings, Inc.
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
•The Asset Management segment provides diversified investment management and related services globally to a broad range of clients through three main client channels - Institutional, Retail and Private Wealth. The Asset Management segment reflects the business of AB Holding and ABLP and their subsidiaries (collectively, AB).
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
The Company reports certain activities and items that are not included in our segments in Corporate and Other. Corporate and Other includes certain of our financing and investment expenses. It also includes closed block of life insurance (the “Closed Block”), run-off variable annuity reinsurance business, run-off group pension business, run-off health business, benefit plans for our employees, certain strategic investments and certain unallocated items, including capital and related investments, interest expense and corporate expense. AB’s results of operations are reflected in the Asset Management segment. Accordingly, Corporate and Other does not include any items applicable to AB.
As of June 30, 2024 and December 31, 2023, the Company’s economic interest in AB was approximately 61%, respectively. The General Partner of AB is a wholly owned subsidiary of the Company. Because the General Partner has the authority to manage and control the business of AB, AB is consolidated in the Company’s financial statements for all periods presented.
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
All significant intercompany transactions and balances have been eliminated in consolidation. The terms “second quarter 2024” and “second quarter 2023” refer to the three months ended June 30, 2024 and 2023, respectively. The terms “first six months of 2024” and “first six months of 2023” refer to the six months ended June 30, 2024 and 2023, respectively.
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
As of June 30, 2024 and December 31, 2023, respectively, Equitable Financial holds $122 million and $113 million of equity interests in the CLOs. The Company consolidated the CLOs as of June 30, 2024 and December 31, 2023 as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the CLOs loan manager. The assets of the CLOs are legally isolated from the Company’s creditors and can only be used to settle obligations of the CLOs. The liabilities of the CLOs are non-recourse to the Company and the Company has no obligation to satisfy the liabilities of the CLOs. As of June 30, 2024, Equitable Financial holds $24 million of equity interests in a SPE established to purchase loans from the market in anticipation of a new CLO transaction. The Company consolidated the SPE as of June 30, 2024 as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the SPE loan manager.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Resulting from this consolidation in the Company’s consolidated balance sheets are fixed maturities, at fair value using the fair value option with total assets of $1.7 billion and $1.7 billion notes issued by consolidated variable interest entities, at fair value using the fair value option with total liabilities of $1.7 billion and $1.6 billion at June 30, 2024 and December 31, 2023, respectively. The unpaid outstanding principal balance of the notes and short-term borrowing is $1.6 billion and $1.6 billion at June 30, 2024 and December 31, 2023.
Consolidated Limited Partnerships and LLCs
As of June 30, 2024 and December 31, 2023 the Company consolidated limited partnerships and LLCs for which it was identified as the primary beneficiary under the VIE model. Included in other invested assets, mortgage loans on real estate, other equity investments, trading securities, cash and other liabilities in the Company’s consolidated balance sheets at June 30, 2024 and December 31, 2023 are total net assets of $2.8 billion and $1.8 billion, respectively related to these VIEs.
Consolidated AB-Sponsored Investment Funds
Included in the Company’s consolidated balance sheets as of June 30, 2024 and December 31, 2023 are assets of $164 million and $309 million, liabilities of $1 million and $10 million, and redeemable noncontrolling interests of $92 million and $203 million, respectively, associated with the consolidation of AB-sponsored investment funds under the VIE model. Also included in the Company’s consolidated balance sheets as of June 30, 2024 and December 31, 2023 are assets of $97 million and $121 million, liabilities of $0 million and $3 million, and redeemable noncontrolling interests of $16 million and $7 million, respectively, from consolidation of AB-sponsored investment funds under the VOE model.
Non-Consolidated VIEs
As of June 30, 2024 and December 31, 2023 respectively, the Company held approximately $3.0 billion and $2.6 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including CLOs, hedge funds, private equity funds and real estate-related funds. The Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $342.8 billion and $268.6 billion as of June 30, 2024 and December 31, 2023 respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $3.0 billion and $2.6 billion and approximately $1.3 billion and $1.3 billion of unfunded commitments as of June 30, 2024 and December 31, 2023, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
Non-Consolidated AB-Sponsored Investment Products
As of June 30, 2024 and December 31, 2023, the net assets of investment products sponsored by AB that are non-consolidated VIEs are approximately $67.0 billion and $54.6 billion, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is its investment of $14 million and $10 million as of June 30, 2024 and December 31, 2023, respectively. The Company has no further commitments to or economic interest in these VIEs.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of June 30, 2024 and December 31, 2023 was $677 million and $626 million, respectively. There was no accrued interest written off for AFS fixed maturities for the three and six months ended June 30, 2024 and 2023.
The following tables provide information relating to the Company’s fixed maturities classified as AFS:
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
June 30, 2024
Fixed Maturities:
Corporate (1)	$52,490	$4	$209	$6,265	$46,430
U.S. Treasury, government and agency	5,773	—	—	1,362	4,411
States and political subdivisions	519	—	2	84	437
Foreign governments	707	—	1	128	580
Residential mortgage-backed (2)	3,519	—	10	150	3,379
Asset-backed (3)	12,869	—	64	76	12,857
Commercial mortgage-backed	3,864	—	2	439	3,427
Redeemable preferred stock	56	—	3	1	58
Total at June 30, 2024	$79,797	$4	$291	$8,505	$71,579
December 31, 2023:
Fixed Maturities:
Corporate (1)	$49,786	$4	$320	$5,360	$44,742
U.S. Treasury, government and agency	5,735	—	2	1,106	4,631
States and political subdivisions	614	—	9	74	549
Foreign governments	719	—	3	111	611
Residential mortgage-backed (2)	2,470	—	18	133	2,355
Asset-backed (3)	11,058	—	52	109	11,001
Commercial mortgage-backed	3,595	—	2	515	3,082
Redeemable preferred stock	56	—	3	—	59
Total at December 31, 2023	$74,033	$4	$409	$7,408	$67,030
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
The contractual maturities of AFS fixed maturities as of June 30, 2024 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or pre-pay obligations with or without call or pre-payment penalties.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
June 30, 2024
Contractual maturities:
Due in one year or less	$2,187	$2,158
Due in years two through five	15,150	14,599
Due in years six through ten	17,658	16,426
Due after ten years	24,490	18,675
Subtotal	59,485	51,858
Residential mortgage-backed	3,519	3,379
Asset-backed	12,869	12,857
Commercial mortgage-backed	3,864	3,427
Redeemable preferred stock	56	58
Total at June 30, 2024	$79,793	$71,579

The following table shows proceeds from sales, gross gains (losses) from sales and allowance for credit losses for AFS fixed maturities:
Proceeds from Sales, Gross Gains (Losses) from Sales and Allowance for Credit and Intent to Sell Losses for AFS Fixed Maturities

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Proceeds from sales	$1,331	$2,230	$1,775	$3,055
Gross gains on sales	$5	$5	$5	$7
Gross losses on sales	$(3)	$(43)	$(27)	$(69)

Net (increase) decrease in Allowance for Credit and Intent to Sell losses	$(3)	$(7)	$(5)	$(63)

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts:
AFS Fixed Maturities - Credit and Intent to Sell Loss Impairments

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Balance, beginning of period	$48	$89	$48	$36
Previously recognized impairments on securities that matured, paid, prepaid or sold	(4)	(54)	(8)	(57)
Recognized impairments on securities impaired to fair value this period (1) (2)	—	—	—	52
Credit losses recognized this period on securities for which credit losses were not previously recognized	3	6	6	9
Additional credit losses this period on securities previously impaired	3	3	4	4
Balance, end of period	$50	$44	$50	$44
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
The tables below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI:
Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Three Months Ended June 30, 2024
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, beginning of year	$(7,660)	$63	$358	$(7,239)
Net investment gains (losses) arising during the period	(555)	—	—	(555)
Reclassification adjustment:
Included in net income (loss)	—	—	—	—
Excluded from net income (loss)	—	—	—	—
Other	—	—	(4)	(4)
Impact of net unrealized investment gains (losses)	—	4	117	121
Net unrealized investment gains (losses) excluding credit losses	(8,215)	67	471	(7,677)
Net unrealized investment gains (losses) with credit losses	1	—	—	1
Balance, end of year	$(8,214)	$67	$471	$(7,676)

	Three Months Ended June 30, 2023
Balance, beginning of year	$(7,978)	$33	$441	$(7,504)
Net investment gains (losses) arising during the period	(710)	—	—	(710)
Reclassification adjustment:
Included in net income (loss)	46	—	—	46
Excluded from net income (loss)	—	—	—	—
Other	—	—	(139)	(139)
Impact of net unrealized investment gains (losses)	—	3	139	142
Net unrealized investment gains (losses) excluding credit losses	(8,642)	36	441	(8,165)
Net unrealized investment gains (losses) with credit losses	1	—	—	1
Balance, end of year	$(8,641)	$36	$441	$(8,164)

	Six Months Ended June 30, 2024
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability) (1)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses) (1)
	(in millions)
Balance, beginning of period	$(6,999)	$50	$226	$(6,723)
Net investment gains (losses) arising during the period	(1,238)	—	—	(1,238)
Reclassification adjustment:
Included in net income (loss)	26	—	—	26
Other	—	—	(7)	(7)
Impact of net unrealized investment gains (losses)	—	17	251	268
Net unrealized investment gains (losses) excluding credit losses	(8,211)	67	470	(7,674)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Net unrealized investment gains (losses) with credit losses	(3)	—	1	(2)
Balance, end of period	$(8,214)	$67	$471	$(7,676)

	Six Months Ended June 30, 2023
Balance, beginning of period	$(9,606)	$41	$440	$(9,125)
Net investment gains (losses) arising during the period	845	—	—	845
Reclassification adjustment:
Included in net income (loss)	126	—	—	126
Other	—	—	203	203
Impact of net unrealized investment gains (losses)	—	(5)	(203)	(208)
Net unrealized investment gains (losses) excluding credit losses	(8,635)	36	440	(8,159)
Net unrealized investment gains (losses) with credit losses	(6)	—	1	(5)
Balance, end of period	$(8,641)	$36	$441	$(8,164)
_____________
(1)Certain balances were revised from previously filed financial statements.

The following tables disclose the fair values and gross unrealized losses of the 4,541 issues as of June 30, 2024 and the 4,402 issues as of December 31, 2023 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
June 30, 2024
Fixed Maturities:
Corporate	$5,860	$143	$31,508	$6,118	$37,368	$6,261
U.S. Treasury, government and agency	15	—	4,333	1,362	4,348	1,362
States and political subdivisions	65	—	276	84	341	84
Foreign governments	64	2	482	126	546	128
Residential mortgage-backed	1,136	8	1,051	142	2,187	150
Asset-backed	1,763	5	1,228	71	2,991	76
Commercial mortgage-backed	241	9	2,861	430	3,102	439
Total at June 30, 2024	$9,144	$167	$41,739	$8,333	$50,883	$8,500

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
December 31, 2023:
Fixed Maturities:
Corporate	$2,228	$126	$33,135	$5,231	$35,363	$5,357
U.S. Treasury, government and agency	111	2	4,447	1,104	4,558	1,106
States and political subdivisions	10	—	300	74	310	74
Foreign governments	15	2	517	109	532	111
Residential mortgage-backed	210	2	1,044	131	1,254	133
Asset-backed	528	1	5,522	108	6,050	109
Commercial mortgage-backed	92	11	2,856	504	2,948	515
Total at December 31, 2023	$3,194	$144	$47,821	$7,261	$51,015	$7,405

The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.8% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of June 30, 2024 and December 31, 2023 were $379 million and $360 million, respectively, representing 11.2% and 8.2% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of June 30, 2024 and December 31, 2023, respectively, approximately $2.1 billion and $2.6 billion, or 2.6% and 3.5%, of the $79.8 billion and $74.0 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $101 million and $101 million as of June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024 and December 31, 2023, respectively, the $8.3 billion and $7.3 billion of gross unrealized losses of twelve months or more were primarily concentrated in corporate securities. In accordance with the policy described in Note 2 of the Notes to these Consolidated Financial Statements, the Company concluded that an adjustment to the allowance for credit losses for these securities was not warranted at either June 30, 2024 or December 31, 2023. As of June 30, 2024 and December 31, 2023, the Company did not intend to sell the securities nor was it more likely than not be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of June 30, 2024, the Company determined that the unrealized loss was primarily due to increases in interest rates and credit spreads.
Securities Lending
Beginning in 2023, the Company has entered into securities lending agreements with an agent bank whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of June 30, 2024 and December 31, 2023, the estimated fair value of loaned securities was $149 million and $113 million. The agreements require a minimum of 102% of the fair value of the loaned securities to be held as cash collateral, calculated daily. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. As of June 30, 2024 and December 31, 2023, cash collateral received in the amount of $152 million and $116 million, was invested by the agent bank. A securities lending payable for the overnight and continuous loans is included in other liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as net investment income and were not material for June 30, 2024 and December 31, 2023.
Mortgage Loans on Real Estate
In September 2023, the Company began investing in residential mortgage loans. Accrued interest receivable on commercial, agricultural and residential mortgage loans as of June 30, 2024 and December 31, 2023 was $90 million

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
and $82 million, respectively. There was no accrued interest written off for commercial, agricultural and residential mortgage loans for the six months ended June 30, 2024 and 2023.
As of June 30, 2024, the Company foreclosed on one commercial mortgage loan that had an amortized cost of $108 million and an associated allowance of $54 million, that it re-acquired as wholly owned real estate with a cost of $56 million. As of June 30, 2024 and December 31, 2023, there were no other mortgage loans for which foreclosure was probable.
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial, agricultural and residential mortgage loans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Allowance for credit losses on mortgage loans:
Commercial mortgages:
Balance, beginning of period	$288	$133	$272	$123
Current-period provision for expected credit losses	9	7	25	17
Write-offs charged against the allowance	(75)	—	(75)	—
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	(66)	7	(50)	17
Balance, end of period	$222	$140	$222	$140

Agricultural mortgages:
Balance, beginning of period	$6	$6	$6	$6
Current-period provision for expected credit losses	3	(1)	3	(1)
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	3	(1)	3	(1)
Balance, end of period	$9	$5	$9	$5

Residential mortgages:
Balance, beginning of period	$3	$—	$1	$—
Current-period provision for expected credit losses	—	—	2	—
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	—	—	2	—
Balance, end of period	$3	$—	$3	$—

Total allowance for credit losses	$234	$145	$234	$145

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
Credit Quality Information
The Company’s commercial and agricultural mortgage loans segregated by risk rating exposure were as follows:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Loan to Value (“LTV”) Ratios (1) (3)

	June 30, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial and agricultural mortgage loans:
Commercial:
0% - 50%	$—	$309	$140	$130	$35	$1,591	$—	$—	$2,205
50% - 70%	318	927	1,326	664	716	2,305	495	206	6,957
70% - 90%	—	242	1,276	1,145	515	1,695	77	36	4,986
90% plus	—	—	467	158	91	833	—	—	1,549
Total commercial	$318	$1,478	$3,209	$2,097	$1,357	$6,424	$572	$242	$15,697

Agricultural:
0% - 50%	$23	$101	$159	$188	$248	$903	$—	$—	$1,622
50% - 70%	97	60	140	149	172	306	—	—	924
70% - 90%	—	—	—	—	—	16	—	—	16
90% plus	—	—	—	—	—	—	—	—	—
Total agricultural	$120	$161	$299	$337	$420	$1,225	$—	$—	$2,562

Total commercial and agricultural mortgage loans:
0% - 50%	$23	$410	$299	$318	$283	$2,494	$—	$—	$3,827
50% - 70%	415	987	1,466	813	888	2,611	495	206	7,881
70% - 90%	—	242	1,276	1,145	515	1,711	77	36	5,002
90% plus	—	—	467	158	91	833	—	—	1,549
Total commercial and agricultural mortgage loans	$438	$1,639	$3,508	$2,434	$1,777	$7,649	$572	$242	$18,259

Debt Service Coverage (“DSC”) Ratios (2) (3)

	June 30, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial and agricultural mortgage loans:
Commercial:
Greater than 2.0x	$—	$175	$693	$1,222	$1,131	$3,544	$—	$—	$6,765

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	June 30, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
1.8x to 2.0x	—	—	—	208	166	549	231	206	1,360
1.5x to 1.8x	40	141	808	143	—	992	113	—	2,237
1.2x to 1.5x	205	684	1,168	429	60	838	—	—	3,384
1.0x to 1.2x	73	470	369	61	—	443	228	36	1,680
Less than 1.0x	—	8	171	34	—	58	—	—	271
Total commercial	$318	$1,478	$3,209	$2,097	$1,357	$6,424	$572	$242	$15,697

Agricultural:
Greater than 2.0x	$8	$7	$42	$34	$59	$182	$—	$—	$332
1.8x to 2.0x	11	17	24	55	29	80	—	—	216
1.5x to 1.8x	47	12	49	28	110	206	—	—	452
1.2x to 1.5x	20	46	105	140	158	428	—	—	897
1.0x to 1.2x	23	47	55	69	56	297	—	—	547
Less than 1.0x	11	32	24	11	8	32	—	—	118
Total agricultural	$120	$161	$299	$337	$420	$1,225	$—	$—	$2,562

Total commercial and agricultural mortgage loans:
Greater than 2.0x	$8	$182	$735	$1,256	$1,190	$3,726	$—	$—	$7,097
1.8x to 2.0x	11	17	24	263	195	629	231	206	1,576
1.5x to 1.8x	87	153	857	171	110	1,198	113	—	2,689
1.2x to 1.5x	225	730	1,273	569	218	1,266	—	—	4,281
1.0x to 1.2x	96	517	424	130	56	740	228	36	2,227
Less than 1.0x	11	40	195	45	8	90	—	—	389
Total commercial and agricultural mortgage loans	$438	$1,639	$3,508	$2,434	$1,777	$7,649	$572	$242	$18,259
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
The amortized cost of residential mortgage loans by credit quality indicator and origination year was as follows:

	June 30, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
Performance indicators:
Performing	$72	$380	$184	$135	$4	$2	$777
Nonperforming	—	—	—	—	—	—	—
Total	$72	$380	$184	$135	$4	$2	$777

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	December 31, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
Performance indicators:
Performing	$98	$121	$74	$2	$1	$2	$298
Nonperforming	—	—	—	—	—	—	—
Total	$98	$121	$74	$2	$1	$2	$298

Past-Due and Nonaccrual Mortgage Loan Status
The aging analysis of past-due mortgage loans were as follows:
Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
June 30, 2024:
Mortgage loans:
Commercial	$—	$—	$—	$—	$15,664	$15,664	$33	$15,697	$—	$—
Agricultural	16	6	27	49	2,477	2,526	36	2,562	—	—
Residential	—	—	—	—	777	777	—	777	—	—
Total	$16	$6	$27	$49	$18,918	$18,967	$69	$19,036	$—	$—

December 31, 2023:
Mortgage loans:
Commercial	$32	$—	$—	$32	$15,341	$15,373	$234	$15,607	$—	$7
Agricultural	7	5	40	52	2,474	2,526	19	2,545	—	—
Residential	—	—	—	—	298	298	—	298	—	—
Total	$39	$5	$40	$84	$18,113	$18,197	$253	$18,450	$—	$7
_______________
(1)Amounts presented at amortized cost basis.
As of June 30, 2024 and December 31, 2023, the amortized cost of problem mortgage loans that had been classified as non-accrual loans were $36 million and $127 million, respectively.
Troubled Debt Restructuring
There was one TDR during the three months ended June 30, 2024. The Company granted a modification splitting the commercial mortgage loan into two notes. One note retaining the original loan terms and the second note with an increased interest rate to market terms and required management of excess cash. The loans have an amortized cost of $65.2 million. The impact to Investment income or gains (losses) as a result of this modification for the three months ended June 30, 2024 was not material to the consolidated financial statements.
During 2023, the Company granted modification of interest rates on four commercial mortgage loans, but not to market terms and required management of excess cash. The loans have an amortized cost of $236 million which represents 1.5% of total commercial mortgage loans. Two of the four loans also have term extensions of 17 months to 4 years. The impact to Investment income or gains (losses) as a result of these modifications in 2023 was not material to the consolidated financial statements. For the accounting policy pertaining to our TDRs see Note 2 of the Notes to these Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The above modifications are performing in accordance with their restructured terms.
Equity Securities
The breakdown of unrealized and realized gains and (losses) on equity securities was as follows:
Unrealized and Realized Gains (Losses) from Equity Securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(6)	$5	$9	$2
Net investment gains (losses) recognized on securities sold during the period	3	(3)	2	(3)
Unrealized and realized gains (losses) on equity securities	$(3)	$2	$11	$(1)
Trading Securities
As of June 30, 2024 and December 31, 2023, respectively, the fair value of the Company’s trading securities was $2.0 billion and $1.1 billion. As of June 30, 2024 and December 31, 2023, respectively, trading securities included the General Account’s investment in Separate Accounts had carrying values of $56 million and $49 million.
The breakdown of net investment income (loss) from trading securities was as follows:
Net Investment Income (Loss) from Trading Securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$6	$11	$42	$46
Net investment gains (losses) recognized on securities sold during the period	—	(1)	1	(2)
Unrealized and realized gains (losses) on trading securities	6	10	43	44
Interest and dividend income from trading securities	21	7	32	12
Net investment income (loss) from trading securities	$27	$17	$75	$56
Fixed maturities, at fair value using the fair value option
The breakdown of net investment income (loss) from fixed maturities, at fair value using the fair value option were as follows:
Net Investment Income (Loss) from Fixed Maturities, at Fair Value using the Fair Value Option

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(2)	$15	$(5)	$19
Net investment gains (losses) recognized on securities sold during the period	2	(12)	3	(14)
Unrealized and realized gains (losses) from fixed maturities	—	3	(2)	5
Interest and dividend income from fixed maturities	23	(3)	28	4
Net investment income (loss) from fixed maturities	$23	$—	$26	$9

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Net Investment Income
The following tables provides the components of net investment income by investment type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Fixed maturities	$842	$751	$1,663	$1,466
Mortgage loans on real estate	239	198	473	375
Other equity investments	(8)	25	52	30
Policy loans	56	52	110	103
Trading securities	27	17	75	56
Other investment income	20	22	45	41
Fixed maturities, at fair value using the fair value option	23	—	26	9
Gross investment income (loss)	1,199	1,065	2,444	2,080
Investment expenses	(33)	(29)	(59)	(54)
Net investment income (loss)	$1,166	$1,036	$2,385	$2,026

Investment Gains (Losses), Net
Investment gains (losses), net, including changes in the valuation allowances and credit losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Fixed maturities	$(1)	$(47)	$(27)	$(127)
Mortgage loans on real estate	(14)	(7)	(32)	(17)
Other	(1)	(2)	4	1
Investment gains (losses), net	$(16)	$(56)	$(55)	$(143)

For the three and six months ended June 30, 2024 and 2023, respectively, investment results passed through to certain participating group annuity contracts as interest credited to policyholders’ account balances totaled $0 million, $1 million, $0 million and $1 million.
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
For GMxB features, the Company retains certain risks including basis, credit spread, and some volatility risk and risk associated with actual experience compared to expected actuarial assumptions for mortality, lapse and surrender, withdrawal and policyholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMxB features that result from financial markets movements. A portion of exposure to realized equity volatility is hedged using equity options and variance swaps and a portion of exposure to credit risk is hedged using total return swaps on fixed income indices. Additionally, the Company is party to total return swaps for which the reference U.S. Treasury securities are contemporaneously purchased from the market and sold to the swap counterparty. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, the Company derecognizes these securities with consequent gain or loss from the sale. The Company has also purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company. The reinsurance of these features is accounted for as purchased MRBs. In addition, on June 1, 2021, we ceded legacy variable annuity policies sold by Equitable Financial between 2006-2008 (the “Block”), comprised of non-New York “Accumulator” policies containing fixed rate GMIB and/or GMDB guarantees to CS Life. As this contract provides full risk transfer and thus has the same risk attributes as the underlying direct contracts, the benefits of this treaty are accounted for in the same manner as the underlying gross reserves and therefore the amounts due from reinsurers related to the GMIB with NLG are accounted for as purchased MRBs.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table presents the gross notional amount and fair value of the Company’s derivatives:

Derivative Instruments by Category

	June 30, 2024				December 31, 2023
		Fair Value				Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivatives	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivatives
	(in millions)
Derivatives: designated for hedge accounting (1)
Cash flow hedges:
Currency swaps	$2,629	$99	$92	$7	$2,358	$79	$90	$(11)
Interest swaps	952	—	328	(328)	952	—	311	(311)
Total: designated for hedge accounting	3,581	99	420	(321)	3,310	79	401	(322)
Derivatives: not designated for hedge accounting (1)
Equity contracts:
Futures	8,909	—	1	(1)	7,877	—	4	(4)
Swaps	15,129	55	27	28	15,021	53	10	43
Options	63,323	17,827	3,853	13,974	53,927	13,213	3,129	10,084
Interest rate contracts:
Futures	8,757	—	—	—	8,094	—	—	—
Swaps	2,619	18	21	(3)	2,887	118	2	116
Credit contracts:
Credit default swaps	151	9	4	5	242	9	6	3
Currency contracts:
Currency swaps	803	3	4	(1)	823	—	27	(27)
Currency forwards	11	19	19	—	36	20	21	(1)
Other freestanding contracts:
Margin	—	487	—	487	—	468	—	468
Collateral	—	114	13,752	(13,638)	—	75	9,232	(9,157)
Total: not designated for hedge accounting	99,702	18,532	17,681	851	88,907	13,956	12,431	1,525

Embedded derivatives:
SCS, SIO, MSO and IUL indexed features (2)	—	—	14,959	(14,959)	—	—	10,745	(10,745)
Total embedded derivatives	—	—	14,959	(14,959)	—	—	10,745	(10,745)

Total derivative instruments	$103,283	$18,631	$33,060	$(14,429)	$92,217	$14,035	$23,577	$(9,542)
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table presents the effects of derivative instruments on the consolidated statements of income and comprehensive income (loss):
Derivative Instruments by Category

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
	Net Derivatives Gain (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gain (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: designated for hedge accounting
Cash flow hedges:
Currency swaps	$—	$4	$(5)	$22	$1	$7	$(23)	$38
Interest swaps	—	(17)	—	13	—	(14)	—	6
Total: designated for hedge accounting	—	(13)	(5)	35	1	(7)	(23)	44
Derivatives: not Designated for hedge accounting
Equity contracts:
Futures	50	—	—	—	291	—	—	—
Swaps	(99)	—	—	—	(1,214)	—	—	—
Options	1,225	—	—	—	4,021	—	—	—
Interest rate contracts:
Futures	(1)	—	—	—	(11)	—	—	—
Swaps	(88)	—	—	—	(253)	—	—	—
Credit contracts:
Credit default swaps	—	—	—	—	(1)	—	—	—
Currency contracts:
Currency swaps	1	—	—	—	13	—	—	—
Currency forwards	—	—	—	—	1	—	—	—
Other freestanding contracts:
Margin	—	—	—	—	—	—	—	—
Collateral	—	—	—	—	—	—	—	—
Total: not designated for hedge accounting	1,088	—	—	—	2,847	—	—	—

Embedded derivatives:
SCS, SIO,MSO and IUL indexed features	(1,296)	—	—	—	(4,432)	—	—	—
Total embedded derivatives	(1,296)	—	—	—	(4,432)	—	—	—

Total derivative instruments	$(208)	$(13)	$(5)	$35	$(1,584)	$(7)	$(23)	$44
______________
(1)Reported in net derivative gains (losses) in the consolidated statements of income (loss).

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	Net Derivatives Gain (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gain (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: designated for hedge accounting
Cash flow hedges:
Currency swaps	$2	$2	$8	$3	$10	$5	$(26)	$28
Interest swaps	(16)	—	—	30	(21)	—	—	3
Total: designated for hedge accounting	(14)	2	8	33	(11)	5	(26)	31
Derivatives: not Designated for hedge accounting
Equity contracts:
Futures	(27)	—	—	—	(159)	—	—	—
Swaps	(706)	—	—	—	(1,309)	—	—	—
Options	2,499	—	—	—	4,000	—	—	—
Interest rate contracts:
Futures	44	—	—	—	10	—	—	—
Swaps	(56)	—	—	—	(9)	—	—	—
Credit contracts:
Credit default swaps	(2)	—	—	—	(5)	—	—	—
Currency contracts:
Currency swaps	(9)	—	—	—	(19)	—	—	—
Currency forwards	—	—	—	—	—	—	—	—
Total: not designated for hedge accounting	1,743	—	—	—	2,509	—	—	—

Embedded derivatives:
SCS, SIO,MSO and IUL indexed features	(2,646)	—	—	—	(4,256)	—	—	—
Total embedded derivatives	(2,646)	—	—	—	(4,256)	—	—	—

Total derivative instruments (1)	$(917)	$2	$8	$33	$(1,758)	$5	$(26)	$31
______________
(1)Reported in net derivative gains (losses) in the consolidated statements of income (loss).

.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table presents a roll-forward of cash flow hedges recognized in AOCI:
Roll-forward of Cash flow hedges in AOCI

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Balance, beginning of period	$(21)	$19	$(31)	$22
Amount recorded in AOCI
Currency swaps	19	13	19	6
Interest swaps	(9)	10	(17)	(27)
Total amount recorded in AOCI	10	23	2	(21)
Amount reclassified from (to) income to AOCI
Currency swaps (1)	3	(10)	20	22
Interest swaps (1)	21	20	22	29
Total amount reclassified from (to) income to AOCI	24	10	42	51
Balance, end of period (2)	$13	$52	$13	$52
_______________
(1)    Currency swaps income is reported in net investment income in the consolidated statements of income (loss). Interest swaps income is reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2)    The Company does not estimate the amount of the deferred losses in AOCI at three and six months ended June 30, 2024 and 2023 which will be released and reclassified into net income (loss) over the next 12 months as the amounts cannot be reasonably estimated.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts as of June 30, 2024 and December 31, 2023 are exchange-traded and net settled daily in cash. As of June 30, 2024 and December 31, 2023, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $378 million and $369 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $129 million and $120 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and EAFE indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $13 million and $14 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of June 30, 2024 and December 31, 2023, respectively, the Company held $13.8 billion and $9.2 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $114 million and $75 million as of June 30, 2024 and December 31, 2023, respectively, in the normal operation of its collateral arrangements. The Company is exposed to losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
As of June 30, 2024 and December 31, 2023, there were no net liability derivative positions with counterparties with credit risk-related contingent features whose credit rating has fallen. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.
The following tables present information about the Company’s offsetting of financial assets and liabilities and derivative instruments:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of June 30, 2024

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (3)	Net Amount
	(in millions)
Assets:
Derivative assets (1)	$18,632	$14,989	$3,643	$2,945	$6,588
Secured lending	152	—	152	—	152
Other financial assets	1,840	—	1,840	—	1,840
Other invested assets	$20,624	$14,989	$5,635	$2,945	$8,580

Liabilities:
Derivative liabilities (2)	$15,155	$14,989	$166	$—	$166
Secured lending	152	—	$152	—	152
Other financial liabilities	6,400	—	6,400	—	6,400
Other liabilities	$21,707	$14,989	$6,718	$—	$6,718
______________
(1)Excludes Asset Management segment’s derivative assets of consolidated VIEs/VOEs.
(2)Excludes Asset Management segment’s derivative liabilities of consolidated VIEs/VOEs.
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
______________
(1)Excludes Asset Management segment’s derivative assets of consolidated VIEs/VOEs.
(2)Excludes Asset Management segment’s derivative liabilities of consolidated VIEs/VOEs.
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
Summarized financial information for the Company'’ Closed Block is as follows:

	June 30, 2024	December 31, 2023
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$5,326	$5,461
Other liabilities	55	57
Total Closed Block liabilities	5,381	5,518

Assets Designated to the Closed Block:
Fixed maturities AFS, at fair value (amortized cost of $2,924 and $2,945) (allowance for credit losses of $0 and $0)	2,752	2,800
Mortgage loans on real estate (net of allowance for credit losses of $14 and $13)	1,544	1,612
Policy loans	538	554
Cash and other invested assets	10	58
Other assets	185	150
Total assets designated to the Closed Block	5,029	5,174

Excess of Closed Block liabilities over assets designated to the Closed Block	352	344
Amounts included in AOCI:
Net unrealized investment gains (losses), net of policyholders’ dividend obligation: $0 and $0; and net of income tax: $36 and $31	(136)	(115)
Maximum future earnings to be recognized from Closed Block assets and liabilities	$216	$229

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The Company’s Closed Block revenues and expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Revenues:
Premiums and other income	$26	$29	$55	$59
Net investment income (loss)	51	52	103	103
Investment gains (losses), net	—	—	(1)	—
Total revenues	77	81	157	162

Benefits and Other Deductions:
Policyholders’ benefits and dividends	64	75	141	158
Other operating costs and expenses	—	—	—	—
Total benefits and other deductions	64	75	141	158
Net income (loss), before income taxes	13	6	16	4
Income tax (expense) benefit	(2)	(1)	(3)	(2)
Net income (loss)	$11	$5	$13	$2
6)    DAC AND OTHER DEFERRED ASSETS/LIABILITIES
The following table presents a reconciliation of DAC to the consolidated balance sheets:

	June 30, 2024	December 31, 2023
	(in millions)
Protection Solutions
Term	$326	$337
Universal Life	172	174
Variable Universal Life	1,034	987
Indexed Universal Life	187	188
Individual Retirement
GMxB Core	1,602	1,602
EQUI-VEST Individual	155	155
Investment Edge	193	172
SCS	1,746	1,571
Legacy Segment
GMxB Legacy	538	555
Group Retirement
EQUI-VEST Group	753	742
Momentum	85	82
Corporate and Other	111	116
Other	22	24
Total	$6,924	$6,705

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Changes in the DAC asset were as follows:

	Six Months Ended June 30, 2024
	Protection Solutions				Individual Retirement				Legacy	Group Retirement		Corporate and Other	Total
	Term	UL	VUL	IUL	GMxB Core	EI	IE	SCS	GMxB Legacy	EG	Momentum	CB (1)
	(in millions)
Balance, beginning of period	$337	$174	$987	$188	$1,602	$155	$172	$1,571	$555	$742	$82	$116	$6,681
Capitalization	8	4	77	5	74	6	29	306	14	32	5	—	560
Amortization (2)	(19)	(6)	(30)	(6)	(74)	(6)	(8)	(131)	(31)	(21)	(2)	(5)	(339)
Balance, end of period	$326	$172	$1,034	$187	$1,602	$155	$193	$1,746	$538	$753	$85	$111	$6,902
______________
(1)“CB” defined as Closed Block.
(2)DAC amortization of $2 million related to Other not reflected in table above.

	Six Months Ended June 30, 2023
	Protection Solutions				Individual Retirement				Legacy	Group Retirement		Corporate and Other	Total
	Term	UL	VUL	IUL	GMxB Core	EI	IE	SCS	GMxB Legacy	EG	Momentum	CB
	(in millions)
Balance, beginning of period	$362	$179	$889	$185	$1,625	$156	$148	$1,279	$593	$710	$89	$127	$6,342
Capitalization	8	3	73	6	54	6	21	228	14	33	5	—	451
Amortization (1)	(20)	(6)	(28)	(5)	(70)	(6)	(7)	(96)	(32)	(20)	(9)	(5)	(304)
Balance, end of period	$350	$176	$934	$186	$1,609	$156	$162	$1,411	$575	$723	$85	$122	$6,489
______________
(1)    DAC amortization of $2 million related to Other not reflected in table above.

Changes in the Individual Retirement sales inducement assets were as follows:

	Six Months Ended June 30,
	2024		2023
	GMxB Core	GMxB Legacy	GMxB Core	GMxB Legacy
	(in millions)
Balance, beginning of period	$127	$179	$137	$200
Capitalization	1	—	1	—
Amortization	(6)	(10)	(6)	(11)
Balance, end of period	$122	$169	$132	$189

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Changes in the Protection Solutions unearned revenue liability were as follows:

	Six Months Ended June 30,
	2024			2023
	UL	VUL	IUL	UL	VUL	IUL
	(in millions)
Balance, beginning of period	$107	$754	$210	$95	$684	$157
Capitalization	8	65	28	9	56	33
Amortization	(4)	(24)	(7)	(3)	(22)	(5)
Balance, end of period	$111	$795	$231	$101	$718	$185
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. For the periods ended June 30, 2024 and December 31, 2023, the Company recognized impairment adjustments and impairment losses, respectively, to adjust the carrying value of held-for-sale asset and liabilities to their fair value less cost to sell. The value is measured on a nonrecurring basis and categorized within Level 3 of the fair value hierarchy. The fair value was determined using a market approach, estimated based on the negotiated value of the asset and liabilities. See Note 20 of the Notes to these Consolidated Financial Statements for additional details of the Held-for-Sale assets and liabilities.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Fair Value Measurements as of June 30, 2024

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments
Fixed maturities, AFS:
Corporate (1)	$—	$43,912	$2,518	$46,430
U.S. Treasury, government and agency	—	4,411	—	4,411
States and political subdivisions	—	437	—	437
Foreign governments	—	580	—	580
Residential mortgage-backed (2)	—	3,379	—	3,379
Asset-backed (3)	—	12,800	57	12,857
Commercial mortgage-backed	—	3,420	7	3,427
Redeemable preferred stock	—	58	—	58
Total fixed maturities, AFS	—	68,997	2,582	71,579
Fixed maturities, at fair value using the fair value option	—	1,479	224	1,703
Other equity investments (4)	226	410	56	692
Trading securities	401	1,559	57	2,017
Other invested assets:
Short-term investments	—	252	—	252
Assets of consolidated VIEs/VOEs	31	223	3	257
Swaps	—	(297)	—	(297)
Credit default swaps	—	5	—	5
Futures	(1)	—	—	(1)
Options	—	13,974	—	13,974
Total other invested assets	30	14,157	3	14,190
Cash equivalents	7,834	310	—	8,144
Segregated securities	—	592	—	592
Purchased market risk benefits	—	—	7,993	7,993
Assets for market risk benefits	—	—	803	803
Separate Accounts assets (5)	129,504	2,606	—	132,110
Total Assets	$137,995	$90,110	$11,718	$239,823

Liabilities:
Notes issued by consolidated VIE’s, at fair value using the fair value option (6)	$—	$1,552	$176	$1,728
SCS, SIO, MSO and IUL indexed features’ liability	—	14,959	—	14,959
Liabilities of consolidated VIEs and VOEs	—	—	—	—
Liabilities for market risk benefits	—	—	12,593	12,593
Contingent payment arrangements	—	—	255	255
Total Liabilities	$—	$16,511	$13,024	$29,535
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(4)Includes short position equity securities of $16 million that are reported in other liabilities.
(5)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate. As of June 30, 2024, the fair value of such investments was $338 million.
(6)Accrued interest payable of $12 million is reported in Notes issued by consolidated VIE’s, at fair value using the fair value option in the consolidated balance sheets, which is not required to be measured at fair value on a recurring basis.

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
After giving consideration to collateral arrangements, the Company reduced the fair value of its purchased MRB asset by $544 million and $687 million as of June 30, 2024 and December 31, 2023, respectively, to recognize incremental counterparty non-performance risk.
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
Transfers of Financial Instruments Between Levels 2 and 3
During the six months ended June 30, 2024, fixed maturities with fair values of $141 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $136 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 8.2% of total equity as of June 30, 2024.
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

	Three Months Ended June 30, 2024
	Corporate	State and Political Subdivisions	Asset-backed	CMBS
	(in millions)
Balance, beginning of period	$2,338	$—	$71	$7
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	2	—	—	—
Investment gains (losses), net	(1)	—	—	—
Subtotal	1	—	—	—
Other comprehensive income (loss)	1	—	—	—
Purchases	542	—	(2)	—
Sales	(365)	—	(12)	—
Settlements	—	—	—	—
Other	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	1	—	—	—
Balance, end of period	$2,518	$—	$57	$7
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$1	$—	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of June 30, 2024, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30, 2024
	Fixed maturities, at FVO	Other Equity Investments (3)	Trading Securities, at Fair Value	Separate Accounts Assets	Contingent Payment Arrangement
	(in millions)
Balance, beginning of period	$244	$58	$61	$1	$(254)
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	(12)	—	—	—	—
Investment gains (losses), net	—	—	(4)	—	—
Subtotal	(12)	—	(4)	—	—
Other comprehensive income (loss)	—	—	—	—	—
Purchases	(33)	(38)	—	(1)	—
Sales	(18)	39	—	—	—
Settlements	—	—	—	—	2
Other	—	—	—	—	(3)
Activity related to consolidated VIEs/VOEs	—	—	—	—	—
Transfers into Level 3 (1)	16	—	—	—	—
Transfers out of Level 3 (1)	27	—	—	—	—
Balance, end of period	$224	$59	$57	$—	$(255)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$(12)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of June 30, 2024, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(3)Other Equity Investments include other invested assets.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30, 2023
	Corporate	State and Political Subdivisions	Asset-backed	CMBS
	(in millions)
Balance, beginning of period	$1,950	$28	$12	$34
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1	—	—	—
Investment gains (losses), net	(8)	—	—	—
Subtotal	(7)	—	—	—
Other comprehensive income (loss)	(8)	—	—	—
Purchases	205	—	(12)	—
Sales	(71)	(1)	—	—
Settlements	—	—	—	—
Other	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	11	—	—	—
Transfers out of Level 3 (1)	(43)	—	—	—
Balance, end of period	$2,037	$27	$—	$34
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$(8)	$—	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of June 30, 2023, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30, 2023
	Fixed maturities, at FVO	Other Equity Investments (3)	Trading Securities, at Fair Value	Separate Accounts Assets	Contingent Payment Arrangement
	(in millions)
Balance, beginning of period	$196	$15	$55	$1	$(248)
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	(4)	—	—	—	—
Investment gains (losses), net	(2)	—	—	—	—
Subtotal	(6)	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—
Purchases	62	44	1	—	—
Sales	(35)	—	—	—	—
Settlements	—	—	—	—	—
Other	—	—	—	—	(2)
Activity related to consolidated VIEs/VOEs	—	47	—	—	—
Transfers into Level 3 (1)	51	(1)	—	—	—
Transfers out of Level 3 (1)	(51)	—	—	—	—
Balance, end of period	$217	$105	$56	$1	$(250)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$(4)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of June 30, 2023, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(3)Other Equity Investments include other invested assets.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Six Months Ended June 30, 2024
	Corporate	State and Political Subdivisions	Asset-backed	CMBS
	(in millions)
Balance, beginning of period	$2,158	$27	$47	$7
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	4	—	—	—
Investment gains (losses), net	(2)	—	—	—
Subtotal	2	—	—	—
Other comprehensive income (loss)	11	—	—	—
Purchases	757	—	46	—
Sales	(421)	—	(22)	—
Settlements	—	—	—	—
Other	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	57	—	—	—
Transfers out of Level 3 (1)	(46)	(27)	(14)	—
Balance, end of period	$2,518	$—	$57	$7
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$11	$—	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of June 30, 2024, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

	Six Months Ended June 30, 2024
	Fixed maturities, at FVO	Other Equity Investments (3)	Trading Securities, at Fair Value	Contingent Payment Arrangement
	(in millions)
Balance, beginning of period	$181	$57	$61	$(253)
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	4	1	—	—
Investment gains (losses), net	—	—	(4)	—
Subtotal	4	1	(4)	—
Other comprehensive income (loss)	—	—	—	—
Purchases	47	4	—	—
Sales	(33)	(3)	—	—
Settlements	—	—	—	3
Other	—	—	—	(5)
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	79	—	—	—
Transfers out of Level 3 (1)	(54)	—	—	—
Balance, end of period	$224	$59	$57	$(255)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Six Months Ended June 30, 2024
	Fixed maturities, at FVO	Other Equity Investments (3)	Trading Securities, at Fair Value	Contingent Payment Arrangement
	(in millions)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$1	$(4)	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$31	$—	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of June 30, 2024, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(3)Other Equity Investments include other invested assets.

	Six Months Ended June 30, 2023
	Corporate	State and Political Subdivisions	Asset-backed	RMBS	CMBS
	(in millions)
Balance, beginning of period	$2,121	$28	$—	$34	$32
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	3	—	—	—	—
Investment gains (losses), net	(11)	—	—	—	—
Subtotal	(8)	—	—	—	—
Other comprehensive income (loss)	10	—	—	—	—
Purchases	376	—	—	—	2
Sales	(162)	(1)	—	—	—
Settlements	—	—	—	—	—
Other	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—	—
Transfers into Level 3 (1)	11	—	—	—	—
Transfers out of Level 3 (1)	(311)	—	—	(34)	—
Balance, end of period	$2,037	$27	$—	$—	$34
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$9	$—	$—	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of June 30, 2023, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Six Months Ended June 30, 2023
	Fixed maturities, at FVO	Other Equity Investments (3)	Trading Securities, at Fair Value	Separate Accounts Assets	Contingent Payment Arrangement
	(in millions)
Balance, beginning of period	$224	$17	$55	$1	$(247)
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	(1)	(3)	—	—	—
Investment gains (losses), net	(2)	—	—	—	—
Subtotal	(3)	(3)	—	—	—
Other comprehensive income (loss)	—	—	—	—	—
Purchases	74	44	—	—	—
Sales	(35)	—	1	—	—
Settlements	—	—	—	—	1
Other	—	—	—	—	(4)
Activity related to consolidated VIEs/VOEs	—	47	—	—	—
Transfers into Level 3 (1)	107	—	—	—	—
Transfers out of Level 3 (1)	(150)	—	—	—	—
Balance, end of period	$217	$105	$56	$1	$(250)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$(3)	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$(2)	$—	$—	$—	$—
_____________

(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of June 30, 2023, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(3)Other Equity Investments include other invested assets.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities:
Quantitative Information about Level 3 Fair Value Measurements as of June 30, 2024

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(Dollars in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$362	Matrix pricing model	Spread over Benchmark	45 bps - 220 bps	135 bps
	1,063	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples Loan to value	4.0x - 33.0x 0.0% - 28.9% 0.0x - 9.0x 9.6% - 12.8%	13.4x 3.7% 6.0x 3.6%
Trading securities, at fair value	61	Discounted cash flow	Earnings multiple Discount factor Discount years	9.1x 10.0% 7
Other equity investments	—	Discounted cash flow	Earnings Multiple	6.9x - 0.0x	0.0x
Purchased MRB asset (1) (2) (4)	7,993	Discounted cash flow	Lapse rates Withdrawal rates GMIB Utilization rates Non-performance risk Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.21%-12.38% 0.07%-14.97% 0.04%-66.21% 40 bps - 101 bps 11%-31% 0.01%-0.18% 0.07%-0.53% 0.33%-42.00%	2.00% 0.57% 6.81% 43 bps 24% 3.16% (same for all ages) (same for all ages)
Liabilities:
AB Contingent consideration payable	$255	Discounted cash flow	Expected revenue growth rates Discount rate	2.0% - 29.3% 1.9% - 10.4%	7.9% 4.6%
Direct MRB (1) (2) (3) (4)	11,790	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality: Ages 0-40 Ages 41-60 Ages 61-115	109 bps 0.21%-29.37% 0.00%-14.97% 0.04%-100.00% 0.01%-0.18% 0.07%-0.53% 0.33%-42.00%	109 bps 3.22% 0.73% 5.18% 2.76% (same for all ages) (same for all ages)
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
(3)MRB liabilities are shown net of MRB assets. Net amount is made up of $12.6 billion of MRB liabilities and $803 million of MRB assets.
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
Excluded from the tables above as of June 30, 2024 and December 31, 2023, respectively, are approximately $1.4 billion and $1.1 billion of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above as of June 30, 2024 and December 31, 2023, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit risk transfer securities, and equipment financings. Included in the tables above as of June 30, 2024 and December 31, 2023, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
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
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
June 30, 2024:
Mortgage loans on real estate	$18,802	$—	$—	$17,112	$17,112
Policy loans	$4,247	$—	$—	$4,496	$4,496
Policyholders’ liabilities: Investment contracts	$2,085	$—	$—	$2,033	$2,033
FHLB funding agreements	$7,167	$—	$7,090	$—	$7,090
FABN funding agreements	$6,251	$—	$5,870	$—	$5,870
Funding agreement-backed commercial paper (FABCP)	$242	$—	$250	$—	$250
Long-term debt	$3,830	$—	$3,722	$—	$3,722
Separate Accounts liabilities	$11,323	$—	$—	$11,323	$11,323

December 31, 2023:
Mortgage loans on real estate	$18,171	$—	$—	$16,471	$16,471
Policy loans	$4,158	$—	$—	$4,485	$4,485
Policyholders’ liabilities: Investment contracts	$1,663	$—	$—	$1,634	$1,634
FHLB funding agreements	$7,618	$—	$7,567	$—	$7,567
FABN funding agreements	$6,267	$—	$5,840	$—	$5,840
Funding agreement-backed commercial paper (FABCP)	$939	$—	$948	$—	$948
Long-term debt	$3,820	$—	$3,742	$—	$3,742
Separate Accounts liabilities	$10,715	$—	$—	$10,715	$10,715

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
8)    LIABILITIES FOR FUTURE POLICYHOLDER BENEFITS
The following table reconciles the net liability for future policy benefits and liability of death benefits to the liability for future policy benefits in the consolidated balance sheets:

	June 30, 2024	December 31, 2023
	(in millions)
Reconciliation
Term	$1,297	$1,348
Individual Retirement - Payout	802	844
Legacy - Payout	3,900	3,620
Group Pension - Benefit Reserve & DPL	457	490
Health	1,414	1,505
UL	1,203	1,193
Subtotal	9,073	9,000
Whole Life Closed Block and Open Block products	5,318	5,444
Other (1)	936	970
Future policyholder benefits total	15,327	15,414
Other policyholder funds and dividends payable	2,090	1,949
Total	$17,417	$17,363

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
_____________
(1)Primarily consists of future policy benefits related to Protective Life and Annuity, Assumed Life and Disability, Group Life Run off, Variable Interest Sensitive Life rider and EB.
The following table summarizes balances and changes in the liability for future policy benefits for nonparticipating traditional and limited pay contracts:

	Six Months Ended June 30, 2024					Six Months Ended June 30, 2023
	Protection Solutions	Individual Retirement	Legacy	Corporate & Other		Protection Solutions	Individual Retirement	Legacy	Corporate & Other
	Term	Payout	Payout	Group Pension	Health	Term	Payout	Payout	Group Pension	Health
	(in millions)
Present Value of Expected Net Premiums
Balance, beginning of period	$2,133	$—	$—	$—	$(21)	$2,100	$—	$—	$—	$(5)
Beginning balance at original discount rate	2,058	—	—	—	(22)	2,078	—	—	—	(5)
Effect of changes in cash flow assumptions	(18)	—	—	—	(3)	8	—	—	—	(1)
Effect of actual variances from expected experience	(51)	—	—	—	2	4	—	—	—	(6)
Adjusted beginning of period balance	1,989	—	—	—	(23)	2,090	—	—	—	(12)
Issuances	26	—	—	—	—	32	—	—	—	—
Interest accrual	49	—	—	—	—	50	—	—	—	—
Net premiums collected	(95)	—	—	—	1	(100)	—	—	—	1
Ending Balance at original discount rate	1,969	—	—	—	(22)	2,072	—	—	—	(11)
Effect of changes in discount rate assumptions	(21)	—	—	—	1	36	—	—	—	—
Balance, end of period	$1,948	$—	$—	$—	$(21)	$2,108	$—	$—	$—	$(11)

Present Value of Expected Future Policy Benefits
Balance, beginning of period	$3,480	$844	$3,620	$490	$1,484	$3,465	$828	$2,689	$523	$1,553
Beginning balance of original discount rate	3,330	840	3,840	536	1,672	3,391	845	3,024	583	1,795
Effect of changes in cash flow assumptions	(20)	—	—	—	—	9	—	—	—	(1)
Effect of actual variances from expected experience	(66)	(2)	—	1	7	5	—	—	—	(6)
Adjusted beginning of period balance	3,244	838	3,840	537	1,679	3,405	845	3,024	583	1,788
Issuances	28	22	500	—	—	34	26	473	—	—
Interest accrual	82	20	69	9	27	84	19	44	10	29
Benefits payments	(116)	(47)	(181)	(31)	(79)	(183)	(46)	(131)	(34)	(71)
Ending Balance at original discount rate	3,238	833	4,228	515	1,627	3,340	844	3,410	559	1,746
Effect of changes in discount rate assumptions	6	(31)	(328)	(58)	(234)	91	(10)	(309)	(56)	(224)
Balance, end of period	$3,244	$802	$3,900	$457	$1,393	$3,431	$834	$3,101	$503	$1,522

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Six Months Ended June 30, 2024					Six Months Ended June 30, 2023
	Protection Solutions	Individual Retirement	Legacy	Corporate & Other		Protection Solutions	Individual Retirement	Legacy	Corporate & Other
	Term	Payout	Payout	Group Pension	Health	Term	Payout	Payout	Group Pension	Health
	(in millions)
Impact of flooring LFPB at zero	1	—	—	—	—	1	—	—	—	—
Net liability for future policy benefits	$1,297	802	3,900	457	1,414	1,324	834	3,101	503	1,533
Less: Reinsurance recoverable	14	(1)	(1,143)	—	(1,116)	24	—	(680)	—	(1,217)
Net liability for future policy benefits, after reinsurance recoverable	$1,311	$801	$2,757	$457	$298	$1,348	$834	$2,421	$503	$316

Weighted-average duration of liability for future policyholder benefits (years)	6.9	9.3	7.5	7.0	8.6	7.0	9.4	7.8	7.1	8.8

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses related to nonparticipating traditional and limited payment contracts:

	June 30, 2024	December 31, 2023
	(in millions)
Term
Expected future benefit payments and expenses (undiscounted)	$5,695	$5,878
Expected future gross premiums (undiscounted)	6,824	6,979
Expected future benefit payments and expenses (discounted; AOCI basis)	3,244	3,480
Expected future gross premiums (discounted; AOCI basis)	3,629	3,879

Payout - Legacy
Expected future benefit payments and expenses (undiscounted)	5,798	5,204
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted; AOCI basis)	3,820	3,538
Expected future gross premiums (discounted; AOCI basis)	—	—

Payout
Expected future benefit payments and expenses (undiscounted)	1,404	1,426
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted; AOCI basis)	767	812
Expected future gross premiums (discounted; AOCI basis)	—	—

Group Pension
Expected future benefit payments and expenses (undiscounted)	640	668
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted; AOCI basis)	439	471
Expected future gross premiums (discounted; AOCI basis)	—	—

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	June 30, 2024	December 31, 2023
	(in millions)
Health
Expected future benefit payments and expenses (undiscounted)	2,246	2,318
Expected future gross premiums (undiscounted)	78	85
Expected future benefit payments and expenses (discounted; AOCI basis)	1,378	1,468
Expected future gross premiums (discounted; AOCI basis)	$61	$68

The table below summarizes the revenue and interest related to nonparticipating traditional and limited payment contracts:

	Six Months Ended June 30,
	2024	2023	2024	2023
	Gross Premium		Interest Accretion
	(in millions)
Revenue and Interest Accretion
Term	$171	$140	$33	$34
Payout - Legacy	109	66	79	44
Payout	18	25	20	20
Group Pension	—	—	9	10
Health	6	4	28	29
Total	$304	$235	$169	$137

The following table provides the weighted average interest rates for the liability for future policy benefits:

	June 30, 2024	December 31, 2023
Weighted Average Interest Rate
Term
Interest accretion rate	5.6%	5.6%
Current discount rate	5.3%	4.8%
Payout - Legacy
Interest accretion rate	4.1%	4.0%
Current discount rate	5.3%	4.9%
Payout
Interest accretion rate	5.0%	5.0%
Current discount rate	5.4%	4.9%
Group Pension
Interest accretion rate	3.3%	3.3%
Current discount rate	5.3%	4.8%
Health
Interest accretion rate	3.4%	3.4%
Current discount rate	5.4%	4.9%

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table provides the balance, changes in and the weighted average durations of the additional insurance liabilities:

	Six Months Ended June 30,
	2024	2023
	Protection Solutions
	UL
	(Dollars in millions)
Balance, beginning of period	$1,193	$1,109
Beginning balance before AOCI adjustments	1,230	1,135
Effect of changes in interest rate & cash flow assumptions and model changes	—	—
Effect of actual variances from expected experience	(3)	3
Adjusted beginning of period balance	1,227	1,138
Interest accrual	27	25
Net assessments collected	36	36
Benefit payments	(35)	(30)
Ending balance before shadow reserve adjustments	1,255	1,169
Effect of reserve adjustment recorded in AOCI	(52)	(24)
Balance, end of period	$1,203	$1,145

Net liability for additional liability	$1,203	$1,145
Less: Reinsurance recoverable	—	—
Net liability for additional liability, after reinsurance recoverable	$1,203	$1,145

Weighted-average duration of additional liability - death benefit (years)	19.5	21.4

The following tables provide the revenue, interest and weighted average interest rates, related to the additional insurance liabilities:

	Six Months Ended June 30,
	2024	2023	2024	2023
	Assessments		Interest Accretion
	(in millions)
Revenue and Interest Accretion
UL	$338	$350	$27	$25
Total	$338	$350	$27	$25

	Six Months Ended June 30,
	2024	2023

Weighted Average Interest Rate
UL	4.5%	4.5%
Interest accretion rate	4.5%	4.5%
The discount rate used for additional insurance liabilities reserve is based on the crediting rate at issue.
9)    MARKET RISK BENEFITS
The following table presents the balances and changes to the balances for MRBs for the GMxB benefits on deferred variable annuities:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30,
	2024				2023
	Individual Retirement	Legacy			Individual Retirement	Legacy
	GMxB Core	GMxB Legacy	Purchased MRB	Net Legacy	GMxB Core	GMxB Legacy	Purchased MRB	Net Legacy
	(in millions)
Balance, beginning of period	$315	$11,701	$(8,333)	$3,368	$317	$14,082	$(10,669)	$3,413
Balance BOP before changes in the instrument specific credit risk	70	11,326	(8,306)	3,020	550	15,599	(10,570)	5,029
Model changes and effect of changes in cash flow assumptions	—	—	—	—	—	—	—	—
Actual market movement effect	(4)	45	5	50	(119)	(636)	315	(321)
Interest accrual	15	153	(110)	43	20	194	(134)	60
Attributed fees accrued (1)	111	198	(56)	142	111	209	(58)	151
Benefit payments	(11)	(311)	162	(149)	(12)	(344)	185	(159)
Actual policyholder behavior different from expected behavior	9	—	(10)	(10)	5	(7)	(8)	(15)
Changes in future economic assumptions	(71)	(513)	345	(168)	(202)	(873)	443	(430)
Issuances	—	—	—	—	(2)	—	—	—
Balance EOP before changes in the instrument-specific credit risk	119	10,898	(7,970)	2,928	351	14,142	(9,827)	4,315
Changes in the instrument-specific credit risk (2)	285	520	(19)	501	(220)	(1,422)	(96)	(1,518)
Balance, end of period	$404	$11,418	$(7,989)	$3,429	$131	$12,720	$(9,923)	$2,797

Weighted-average age of policyholders (years)	64.9	73.3	72.9	N/A	64.0	72.8	72.3	N/A
Net amount at risk	$2,867	$19,710	$10,443	N/A	$3,165	$22,195	$11,821	N/A
______________
(1)Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)Changes are recorded in OCI except for reinsurer credit which is reflected in the consolidated income statement.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Six Months Ended June 30,
	2024				2023
	Individual Retirement	Legacy			Individual Retirement	Legacy
	GMxB Core	GMxB Legacy	Purchased MRB (3)	Net Legacy	GMxB Core	GMxB Legacy	Purchased MRB (3)	Net Legacy
	(in millions)
Balance, beginning of period	$590	$13,418	$(9,420)	$3,998	$530	$14,699	$(10,415)	$4,284
Balance BOP before changes in the instrument specific credit risk	322	13,028	(9,387)	3,641	529	15,314	(10,358)	4,956
Model changes and effect of changes in cash flow assumptions (4)	(2)	(8)	150	142	—	—	—	—
Actual market movement effect	(164)	(743)	398	(345)	(330)	(1,380)	702	(678)
Interest accrual	31	314	(223)	91	38	391	(287)	104
Attributed fees accrued (1)	206	398	(136)	262	206	418	(141)	277
Benefit payments	(21)	(632)	331	(301)	(24)	(686)	370	(316)
Actual policyholder behavior different from expected behavior	14	(23)	(1)	(24)	12	14	(26)	(12)
Changes in future economic assumptions	(265)	(1,436)	898	(538)	(77)	71	(87)	(16)
Issuances	(2)	—	—	—	(3)	—	—	—
Balance EOP before changes in the instrument-specific credit risk	119	10,898	(7,970)	2,928	351	14,142	(9,827)	4,315
Changes in the instrument-specific credit risk (2)	285	520	(19)	501	(220)	(1,422)	(96)	(1,518)
Balance, end of period	$404	$11,418	$(7,989)	$3,429	$131	$12,720	$(9,923)	$2,797

Weighted-average age of policyholders (years)	64.9	73.3	72.9	N/A	64.0	72.8	72.3	N/A
Net amount at risk	$2,867	$19,710	$10,443	N/A	$3,165	$22,195	$11,821	N/A
_____________
(1)Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)Changes are recorded in OCI except for reinsurer credit which is reflected in the consolidated income statement.
(3)Purchased MRB is the impact of non-affiliated reinsurance.
(4)Includes the impact primarily of a non-affiliated recapture of reinsurance completed in the first quarter of 2024.
The following table reconciles MRBs by the amounts in an asset position and amounts in a liability position to the MRB amounts in the consolidated balance sheets:

	June 30, 2024					December 31, 2023
	Direct Asset	Direct Liability	Net Direct MRB	Purchased MRB	Total	Direct Asset	Direct Liability	Net Direct MRB	Purchased MRB	Total
	(in millions)
Individual Retirement
GMxB Core	$(524)	$928	$404	$—	$404	$(418)	$1,008	$590	$—	$590
Legacy Segment
GMxB Legacy	(179)	11,597	11,418	(7,989)	3,429	(102)	13,520	13,418	(9,420)	3,998
Other (1)	(100)	68	(32)	(4)	(36)	(71)	84	13	(7)	6
Total	$(803)	$12,593	$11,790	$(7,993)	$3,797	$(591)	$14,612	$14,021	$(9,427)	$4,594
______________
(1)Other primarily includes SCS.
10)     POLICYHOLDER ACCOUNT BALANCES

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table reconciles the policyholders account balances to the policyholders’ account balance liability in the consolidated balance sheets:

	June 30, 2024	December 31, 2023
	(in millions)
Policyholders’ account balance reconciliation
Protection Solutions
Universal Life	$5,129	$5,202
Variable Universal Life	4,904	4,862
Legacy Segment
GMxB Legacy	595	618
Individual Retirement
GMxB Core	23	36
SCS	57,978	49,002
EQUI-VEST Individual	2,182	2,322
Group Retirement
EQUI-VEST Group	11,369	11,563
Momentum	575	608
Other (1) (2)	7,606	6,570
Balance (exclusive of Funding Agreements)	90,361	80,783
Funding Agreements (2)	13,711	14,890
Balance, end of period	$104,072	$95,673
_____________
(1)Primarily reflects products IR Payout, IR Other, Indexed Universal Life, Investment Edge, Group Pension, Closed Block and Corporate and Other.
(2)Balances as of December 31, 2023 were revised from previously filed financial statements.
The following table summarizes the balances and changes in policyholder’s account balances:

	Six Months Ended June 30, 2024
	Protection Solutions		Legacy	Individual Retirement			Group Retirement
	Universal Life	Variable Universal Life	GMxB Legacy	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum
	(Dollars in millions)
Balance, beginning of period	$5,202	$4,862	$618	$36	$49,002	$2,322	$11,563	$608
Premiums received	327	61	36	119	9	15	305	37
Policy charges	(359)	(130)	18	—	(10)	—	(3)	—
Surrenders and withdrawals	(45)	(25)	(43)	(18)	(1,897)	(168)	(806)	(69)
Benefit payments	(106)	(56)	(49)	(1)	(149)	(26)	(35)	(1)
Net transfers from (to) separate account	—	86	3	(117)	6,325	6	170	(6)
Interest credited (2)	110	106	12	4	4,698	33	175	6
Other	—	—	—	—	—	—	—	—
Balance, end of period	$5,129	$4,904	$595	$23	$57,978	$2,182	$11,369	$575

Weighted-average crediting rate	3.80%	3.71%	2.74%	1.67%	N/A	2.98%	2.67%	2.32%
Net amount at risk (3)	$34,364	$116,133	$19,710	$2,867	$1	$104	$9	$—
Cash surrender value	$3,393	$3,172	$531	$252	$54,146	$2,176	$11,313	$576
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
The following table presents the account values by range of guaranteed minimum crediting rates and the related range of the difference in basis points, between rates being credited policyholders and the respective guaranteed minimums:

June 30, 2024
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)
Protection Solutions
Universal Life	0.00% - 1.50%	$—	$—	$—	$6	$6
	1.51% - 2.50%	29	88	366	542	1,025
	Greater than 2.50%	3,455	612	—	—	4,067
	Total	$3,484	$700	$366	$548	$5,098

Variable Universal Life	0.00% - 1.50%	$13	$17	$78	$25	$133
	1.51% - 2.50%	34	425	122	—	581
	Greater than 2.50%	3,660	—	29	—	3,689
	Total	$3,707	$442	$229	$25	$4,403
Legacy Segment
GMxB Legacy	0.00% - 1.50%	$73	$3	$—	$—	$76
	1.51% - 2.50%	20	—	—	—	20
	Greater than 2.50%	436	—	—	—	436
	Total	$529	$3	$—	$—	$532

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

June 30, 2024
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)
Individual Retirement
GMxB Core	0.00% - 1.50%	$13	$176	$—	$—	$189
	1.51% - 2.50%	12	—	—	—	12
	Greater than 2.50%	58	—	—	—	58
	Total	$83	$176	$—	$—	$259

EQUI-VEST Individual	0.00% - 1.50%	$45	$209	$—	$—	$254
	1.51% - 2.50%	40	—	—	—	40
	Greater than 2.50%	1,887	—	—	—	1,887
	Total	$1,972	$209	$—	$—	$2,181
Group Retirement
EQUI-VEST Group	0.00% - 1.50%	$746	$2,372	$35	$279	$3,432
	1.51% - 2.50%	349	—	—	—	349
	Greater than 2.50%	6,352	—	—	—	6,352
	Total	$7,447	$2,372	$35	$279	$10,133

Momentum	0.00% - 1.50%	$—	$13	$315	$52	$380
	1.51% - 2.50%	122	1	—	—	123
	Greater than 2.50%	67	—	5	—	72
	Total	$189	$14	$320	$52	$575

December 31, 2023
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)
Protection Solutions
Universal Life	0.00% - 1.50%	$—	$—	$—	$6	$6
	1.51% - 2.50%	61	69	462	430	1,022
	Greater than 2.50%	3,515	627	—	—	4,142
	Total	$3,576	$696	$462	$436	$5,170

Variable Universal Life	0.00% - 1.50%	$16	$33	$53	$9	$111
	1.51% - 2.50%	35	495	28	—	558
	Greater than 2.50%	3,712	—	13	5	3,730
	Total	$3,763	$528	$94	$14	$4,399
Legacy Segment
GMxB Legacy	0.00% - 1.50%	$75	$16	$—	$—	$91
	1.51% - 2.50%	21	—	—	—	21
	Greater than 2.50%	461	—	—	—	461
	Total	$557	$16	$—	$—	$573

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

December 31, 2023
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)
Individual Retirement
GMxB Core	0.00% - 1.50%	$13	$192	$—	$—	$205
	1.51% - 2.50%	13	—	—	—	13
	Greater than 2.50%	55	—	—	—	55
	Total	$81	$192	$—	$—	$273

EQUI-VEST Individual	0.00% - 1.50%	$49	$218	$—	$—	$267
	1.51% - 2.50%	43	—	—	—	43
	Greater than 2.50%	2,011	—	—	—	2,011
	Total	$2,103	$218	$—	$—	$2,321

SCS	Products with either a fixed rate or no guaranteed minimum	N/A	N/A	N/A	N/A	N/A

Group Retirement
EQUI-VEST Group	0.00% - 1.50%	$772	$2,338	$36	$315	$3,461
	1.51% - 2.50%	345	—	—	—	345
	Greater than 2.50%	6,610	—	—	—	6,610
	Total	$7,727	$2,338	$36	$315	$10,416

Momentum	0.00% - 1.50%	$—	$12	$330	$53	$395
	1.51% - 2.50%	138	1	—	—	139
	Greater than 2.50%	68	—	5	—	73
	Total	$206	$13	$335	$53	$607
Separate Account - Summary
The following table reconciles the Separate Account liabilities to the Separate Account liability balance in the consolidated balance sheets:

	June 30, 2024	December 31, 2023
	(in millions)
Separate Account Reconciliation
Protection Solutions
Variable Universal Life	$17,212	$15,821
Legacy Segment
GMxB Legacy	33,966	33,794
Individual Retirement
GMxB Core	30,476	29,829
EQUI-VEST Individual	4,785	4,582
Investment Edge	4,588	4,275
Group Retirement
EQUI-VEST Group	29,225	26,959
Momentum	4,702	4,421
Other (1)	7,710	7,570
Total	$132,664	$127,251
______________
(1)Primarily reflects Corporate and Other products and Group Retirement products including Association and Group Retirement Other.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table presents the balances of and changes in Separate Account liabilities:

	Six Months Ended June 30, 2024
	Protection Solutions	Legacy	Individual Retirement			Group Retirement
	VUL	GMxB Legacy	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum
	(in millions)
Balance, beginning of period	$15,821	$33,794	$29,829	$4,582	$4,275	$26,959	$4,421
Premiums and deposits	616	112	1,000	40	739	1,180	379
Policy charges	(287)	(324)	(249)	(1)	—	(8)	(11)
Surrenders and withdrawals	(330)	(1,629)	(1,720)	(248)	(254)	(1,113)	(476)
Benefit payments	(30)	(385)	(135)	(26)	(15)	(32)	(7)
Investment performance (1)	1,508	(3)	117	(7)	(465)	(170)	6
Net transfers from (to) General Account	(86)	2,401	1,634	445	308	2,409	390
Other charges	—	—	—	—	—	—	—
Balance, end of period	$17,212	$33,966	$30,476	$4,785	$4,588	$29,225	$4,702

Cash surrender value	$16,840	$33,702	$29,644	$4,752	$4,501	$28,935	$4,694
_____________
(1)Investment performance is reflected net of M&E fees.

	Six Months Ended June 30, 2023
	Protection Solutions	Legacy	Individual Retirement			Group Retirement
	VUL	GMxB Legacy	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum
	(in millions)
Balance, beginning of period	$13,187	$32,616	$27,772	$4,161	$3,798	$22,393	$3,885
Premiums and deposits	573	110	698	49	470	1,116	332
Policy charges	(278)	(340)	(245)	(1)	—	(8)	(10)
Surrenders and withdrawals	(282)	(1,324)	(1,227)	(197)	(198)	(744)	(364)
Benefit payments	(49)	(382)	(120)	(27)	(24)	(28)	(5)
Investment performance (1)	1,687	3,392	2,144	538	326	2,850	452
Net transfers from (to) General Account	64	(2)	103	(3)	(257)	(144)	11
Other charges (2)	—	—	—	4	—	25	—
Balance, end of period	$14,902	$34,070	$29,125	$4,524	$4,115	$25,460	$4,301

Cash surrender value	$14,561	$33,792	$28,276	$4,491	$4,023	$25,210	$4,295
______________
(1)    Investment performance is reflected net of M&E fees.
(2)    EQUI-VEST Individual and EQUI-VEST Group for the six months ending June 30, 2023, amounts reflect a total special payment applied to the accounts of active clients as part of a previously disclosed settlement agreement between Equitable Financial Life Insurance Company and the Securities & Exchange Commission.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table presents the aggregate fair value of Separate Account assets by major asset category:

	June 30, 2024
	Protection Solutions	Individual Retirement	Group Retirement	Corp & Other	Legacy Segment	Total
	(in millions)
Asset Type
Debt securities	$51	$1	$7	$19	$—	$78
Common Stock	67	35	452	1,706	—	2,260
Mutual Funds	17,597	41,320	35,388	670	33,990	128,965
Bonds and Notes	111	4	14	1,232	—	1,361
Total	$17,826	$41,360	$35,861	$3,627	$33,990	$132,664

	December 31, 2023
	Protection Solutions	Individual Retirement	Group Retirement	Corp & Other	Legacy Segment	Total
	(in millions)
Asset Type
Debt securities	$48	$1	$21	$6	$—	$76
Common Stock	65	34	447	1,667	—	2,213
Mutual Funds	16,199	40,113	32,780	689	33,802	123,583
Bonds and Notes	91	4	1	1,283	—	1,379
Total	$16,403	$40,152	$33,249	$3,645	$33,802	$127,251
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Net Periodic Pension Expense
Components of net periodic pension expense for the Company’s plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Service cost	$2	$2	$4	$4
Interest cost	31	31	59	62
Expected return on assets	(37)	(39)	(73)	(78)
Prior period service cost amortization	(1)	(1)	(1)	(1)
Actuarial (gain) loss	—	—	—	—
Net amortization	14	9	28	18
Net Periodic Pension Expense	$9	$2	$17	$5
12)    INCOME TAXES
Income tax expense for the three and six months ended June 30, 2024 and 2023 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
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
For the three and six months ended June 30, 2024, the Company recorded increases to the valuation allowance of $4 million and $7 million, respectively, due to changes in the value of unrealized losses in the available for sale portfolio that will not be held to recovery. This adjustment was recorded in other comprehensive income. A valuation allowance of $241 million remains against the portion of the deferred tax asset that is still not more-likely-than-not to be realized.
The Company uses the aggregate portfolio approach related to the stranded or disproportionate income tax effects in accumulated other comprehensive income related to available for sale securities. Under this approach, the disproportionate tax effect remains intact as long as the investment portfolio remains.
13)    EQUITY
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows:

	June 30, 2024			December 31, 2023
Series	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
Series A	32,000	32,000	32,000	32,000	32,000	32,000
Series B	20,000	20,000	20,000	20,000	20,000	20,000
Series C	12,000	12,000	12,000	12,000	12,000	12,000
Total	64,000	64,000	64,000	64,000	64,000	64,000

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Dividends declared per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Series A dividends declared	$328	$328	$656	$656
Series B dividends declared	$619	$619	$619	$619
Series C dividends declared	$269	$269	$538	$538
Common Stock
Dividends declared per share of common stock were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Dividends declared	$0.24	$0.22	$0.46	$0.42

Share Repurchase
On February 9, 2022, the Company’s Board of Directors authorized a new $1.2 billion share repurchase program. Under this program, the Company may, from time to time purchase shares of its common stock through various means. The Company may choose to suspend or discontinue the repurchase program at any time. The repurchase program does not obligate the Company to purchase any particular number of shares. On February 9, 2023, the Company’s Board of Directors authorized a new $700 million share repurchase program. Under this program, the Company may, from time to time, purchase shares of its common stock through various means. The Company may choose to suspend or discontinue the repurchase program at any time. The repurchase program does not obligate the Company to purchase any particular number of shares. As of June 30, 2024, Holdings had authorized capacity of approximately $958 million remaining in its share repurchase program.
Holdings repurchased a total of 6.3 million and 13.8 million shares of its common stock at an average price of $39.21 and $36.31 through open market repurchases, ASRs and privately negotiated transactions for the three and six months ended June 30, 2024, respectively and repurchased a total of 8.9 million and 16.2 million shares of its common stock at an average price of $25.33 and $27.19 through open market repurchases, ASRs and privately negotiated transactions for the three and six months ended June 30, 2023, respectively.
During the three and six months ended June 30, 2024, Holdings repurchased 3.2 million and 6.4 millions shares, respectively, of its common stock through open market repurchases. During the three and six months ended June 30, 2023, Holdings repurchased 3.6 million and 8.1 million shares, respectively, of its common stock through open market repurchases.
In June 2024 Holdings entered into an ASR with a third-party financial institution to repurchase an aggregate of $35 million of Holdings’ common stock. Pursuant to the ASR, Holdings made a pre-payment of $35 million and received initial delivery of 0.7 million Holdings’ shares. The ASR terminated in July 2024, at which time an additional 166,723 shares of common stock were received.
In March 2024, Holdings established an obligation to enter into an ASR with a third-party financial institution to repurchase an aggregate of $80 million of Holdings’ common stock. Pursuant to the ASR, on April 3, 2024, Holdings made a pre-payment of $80 million and received initial delivery of 1.7 million shares. The ASR terminated in May 2024, at which time an additional 466,923 shares of common stock were received.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Accumulated Other Comprehensive Income (Loss)
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances as of June 30, 2024 and December 31, 2023 follow:

	June 30, 2024	December 31, 2023
	(in millions)
Unrealized gains (losses) on investments	$(7,569)	$(6,638)
Market risk benefits - instrument-specific credit risk component	(795)	(633)
Liability for future policy benefits - current discount rate component	391	182
Defined benefit pension plans	(634)	(652)
Foreign currency translation adjustments	(79)	(76)
Total accumulated other comprehensive income (loss)	(8,686)	(7,817)
Less: Accumulated other comprehensive income (loss) attributable to noncontrolling interest	(41)	(40)
Accumulated other comprehensive income (loss) attributable to Holdings	$(8,645)	$(7,777)

The components of OCI, net of taxes for three and six months ended June 30, 2024 and 2023 are as follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$(442)	$(700)	$(985)	$871
(Gains) losses reclassified into net income (loss) during the period (1)	—	37	21	100
Net unrealized gains (losses) on investments	(442)	(663)	(964)	971
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	34	39	43	31
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $(103), $(332), $(236) and $9)	(408)	(624)	(921)	1,002
Change in LFPB discount rate and MRB credit risk, net of tax
Market risk benefits - changes in instrument-specific credit risk (net of deferred income tax expense (benefit) of $(41), $(23), $(34) and $226)	(153)	(87)	(128)	851
Liability for future policy benefits - changes in current discount rate (net of deferred income tax expense (benefit) of $18, $20, $44 and $(10) )	67	74	165	(38)
Change in defined benefit plans:
Reclassification to Net income (loss) of amortization of net prior service credit included in net periodic cost	10	9	18	29
Change in defined benefit plans (net of deferred income tax expense (benefit) of $(3), $(2), $(5), and $(7))	10	9	18	29
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period	8	5	(3)	11
Foreign currency translation adjustment	8	5	(3)	11
Total other comprehensive income (loss), net of income taxes	(476)	(623)	(869)	1,855
Less: Other comprehensive income (loss) attributable to noncontrolling interest	3	3	(1)	5
Other comprehensive income (loss) attributable to Holdings	$(479)	$(626)	$(868)	$1,850
______________
(1)See “Reclassification adjustment” in Note 3 of the Notes to these Consolidated Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of $0 million, $(10) million, $(5) million and $(26) million for the three and six months ended June 30, 2024 and 2023, respectively.

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
The following table sets forth the Company’s total consolidated borrowings. Short-term and long-term debt consists of the following:

	June 30,	December 31,
	2024	2023
	(in millions)
Short-term debt:
AB commercial paper	$—	$254
Total short-term debt	—	254
Long-term debt:
Senior Debenture, (7.00%, due 2028)	250	349
Senior Note (4.35% due 2028)	1,494	1,493
Senior Note (4.572% due 2029)	300	—
Senior Note (5.594% due 2033)	497	497
Senior Note (5.00% due 2048)	1,289	1,481
Total long-term debt	3,830	3,820
Total borrowings	$3,830	$4,074
Pre-Capitalized Trust Securities
In June 2024, the Company exercised its issuance right under the 2029 Trust Facility Agreement (as subsequently defined) to issue $600 million principal amount of the Company’s 2029 Notes (as subsequently defined) in exchange for the portfolio of principal and interest strips of U.S. Treasury securities held by the 2029 Trust (as subsequently defined). Following the Company’s exercise of its issuance right under the 2029 Trust Facility Agreement, the Company issued $600 million principal amount of the 2029 Notes to the 2029 Trust (as subsequently defined) on June 6, 2024 in exchange for the 2029 Trust Eligible Assets (as subsequently defined). See note 16 for additional details on the Pre-Capitalized Trust Securities.
Holdings Senior Notes and Debentures Repayment
In June 2024, Holdings made principal pre-payments of $275 million on the 2029 Notes, $99 million on the 7.0% 2028 Senior Debentures, and $195 million on the 5.0% 2048 Senior Notes, and recorded a loss on extinguishment of $11 million.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
15)    REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Balance, beginning of period	$991	$613	$770	$455
Net earnings (loss) attributable to redeemable noncontrolling interests	16	6	34	18
Purchase/change of redeemable noncontrolling interests	81	(88)	284	58
Balance, end of period	$1,088	$531	$1,088	$531
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
For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of June 30, 2024, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $100 million.

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
In June 2024, the Company exercised its issuance right under the Facility Agreement, dated April 5, 2019 (the “2029 Trust Facility Agreement”) to issue $600 million principal amount of the Company’s 4.572% Senior Notes due 2029 (the “2029 Notes”) in exchange for the portfolio of principal and interest strips of U.S. Treasury securities held by the 2029 Trust (the “2029 Trust Eligible Assets”). Following the Company’s exercise of its issuance right under the 2029 Trust Facility Agreement, the Company: (i) issued $600 million principal amount of the 2029 Notes to the 2029 Trust on June 6, 2024 in exchange for the 2029 Trust Eligible Assets; (ii) waived its right to repurchase the 2029 Notes; and (iii) directed the trustee of the 2029 Trust to dissolve the 2029 Trust in accordance with its declaration of trust and deliver the 2029 Notes to the beneficial holders of the 2029 P-Caps pro rata in respect of each 2029 P-Cap. The 2029 Trust was dissolved on June 11, 2024 and the beneficial holders of the 2029 P-Caps received the 2029 Notes through the facilities of The Depository Trust Company. See Note 14 for additional details on the 2029 Notes.
In addition, in June 2024, pursuant to the Purchase Agreement among Holdings, TD Securities (USA) LLC, Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC, as representative of the several initial purchasers, and Pine Street Trust III, a Delaware statutory trust ( “2054 Trust”), completed the issuance and sale of 600,000 of its Pre-Capitalized Trust Securities redeemable May 15, 2054 (the “2054 P-Caps”) for an aggregate purchase price of $600 million to qualified institutional buyers in reliance on Rule 144A that are also “qualified purchasers” for purposes of Section 3(c)(7) of the Investment Company Act of 1940, as amended.
The P-Caps are an off-balance sheet contingent funding arrangement that, upon Holdings’ election, gives Holdings the right over a thirty-year period to issue senior notes to the 2049 Trust and the 2054 Trusts. The Trust have invested the proceeds from the respective sales of their P-Caps in separate portfolios of principal and/or interest strips of U.S. Treasury securities. In return, Holdings will, in the case of the 2054 Trust, pay, and in the case of the 2049 Trust, continue to pay, a semi-annual facility fee to the 2049 Trust and 2054 Trust calculated at a rate of 2.715% and 1.779% per annum, respectively, which will be applied to the unexercised portion of the contingent funding arrangement and Holdings will reimburse the Trusts for certain expenses. The facility fees are recorded in other operating costs and expenses in the consolidated statements of income (loss).
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
Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. Equitable Financial has purchased FHLB stock of $336 million and pledged collateral with a carrying value of $10.0 billion as of June 30, 2024.
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
Change in FHLB Funding Agreements during the Six Months Ended June 30, 2024

	Outstanding Balance at December 31, 2023	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at June 30, 2024
	(in millions)
Short-term funding agreements:
Due in one year or less	$6,168	$30,425	$(30,875)	$125	$—	$5,843
Long-term funding agreements:
Due in years two through five	799	—	—	(82)	—	717
Due in more than five years	648	—	—	(43)	—	605

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Total long-term funding agreements	1,447	—	—	(125)	—	1,322
Total funding agreements (1)	$7,615	$30,425	$(30,875)	$—	$—	$7,165
_____________
(1)The $2 million and $3 million difference between the funding agreements carrying value shown in fair value table for June 30, 2024 and December 31, 2023, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.
Funding Agreement-Backed Notes Program (“FABN”)
Under the FABN program, Equitable Financial may issue funding agreements in U.S. dollar or other foreign currencies to a Delaware special purpose statutory trust (the “Trust”) in exchange for the proceeds from issuances of fixed and floating rate medium-term marketable notes issued by the Trust from time to time (the “Trust Notes”). The funding agreements have matching interest, maturity and currency payment terms to the applicable Trust Notes. The Company hedges the foreign currency exposure of foreign currency denominated funding agreements using cross currency swaps as discussed in Note 4 of the Notes to these Consolidated Financial Statements. As of June 30, 2024, the maximum aggregate principal amount of Trust Notes permitted to be outstanding at any one time is $10.0 billion. Funding agreements issued to the Trust, including any foreign currency transaction adjustments, are reported in policyholders’ account balances in the consolidated balance sheets. Foreign currency transaction adjustments to policyholder’s account balances are recognized in net income (loss) as an adjustment to interest credited to policyholders’ account balances and are offset in interest credited to policyholders’ account balances by a release of AOCI from deferred changes in fair value of designated and qualifying cross currency swap cash flow hedges. The table below summarizes Equitable Financial’s activity of funding agreements under the FABN program.
Change in FABN Funding Agreements during the Six Months Ended June 30, 2024

	Outstanding Balance at December 31, 2023	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Foreign Currency Transaction Adjustment	Outstanding Balance at June 30, 2024
	(in millions)
Short-term funding agreements:
Due in one year or less	$1,000	$—	$—	$—	$—	$—	$1,000
Long-term funding agreements:
Due in years two through five	4,984	—	—	—	—	(19)	4,965
Due in more than five years	300	—	—	—	—	—	300
Total long-term funding agreements	5,284	—	—	—	—	(19)	5,265
Total funding agreements (1)	$6,284	$—	$—	$—	$—	$(19)	$6,265
_____________
(1)The $14 million and $17 million difference between the funding agreements notional value shown and carrying value table as of June 30, 2024 and December 31, 2023, respectively, reflects the remaining amortization of the issuance cost of the funding agreements and the foreign currency transaction adjustment.
Funding Agreement-Backed Commercial Paper Program (“FABCP”)
In May 2023, Equitable Financial and Equitable America established a FABCP program, pursuant to which a SPLLC may issue commercial paper and deposit the proceeds with Equitable Financial or Equitable America pursuant to a funding agreement issued by Equitable Financial or Equitable America to the SPLLC. The current maximum aggregate principal amount permitted to be outstanding at any one time under the FABCP program is $3.0 billion for Equitable Financial and $1.0 billion for Equitable America. As of June 30, 2024, Equitable Financial and Equitable America had $250 million and $0 million outstanding under the program, respectively.
Credit Facilities
For information regarding activity pertaining to our credit facilities arrangements, see Note 14 of the Notes to these Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of June 30, 2024, these arrangements include commitments by the Company to provide equity financing of $1.3 billion to certain limited partnerships and real estate joint ventures under certain conditions as well as a guarantee of a subsidiary’s performance under a reinsurance arrangement that will no longer be in effect once certain conditions at the subsidiary are met and notice is provided. Management believes the Company will not incur material losses as a result of these commitments.
The Company had $17 million of undrawn letters of credit related to reinsurance as of June 30, 2024. The Company had $705 million of commitments under existing mortgage loan agreements as of June 30, 2024.
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
The six reportable segments are: Individual Retirement, Group Retirement, Asset Management, Protection Solutions, Wealth Management and Legacy.
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
•The Asset Management segment provides diversified investment management and related solutions globally to a broad range of clients through three main client channels - Institutional, Retail and Private Wealth.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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
In the fourth quarter of 2023, the Company updated its operating earnings measure to exclude the impact of realized amounts related to equity classified instruments. The recognition of the realized capital gains and losses from investments in current net investment income is generally considered distortive and not reflective of the ongoing core business activities of the segments. The presentation of operating earnings in prior periods was not revised to reflect this modification. The impact to operating earnings was immaterial for the three and six months ended June 30, 2023.
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
Revenues derived from any customer did not exceed 10% of revenues for the three and six months ended June 30, 2024 and 2023.
The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The table below presents operating earnings (loss) by segment and Corporate and Other and a reconciliation to net income (loss) attributable to Holdings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Net income (loss) attributable to Holdings	$428	$759	$542	$936
Adjustments related to:
Variable annuity product features	79	(65)	398	796
Investment (gains) losses	16	56	55	143
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	14	9	31	18
Other adjustments (1) (2)	(32)	62	59	107
Income tax expense (benefit) related to above adjustments	(16)	(13)	(114)	(223)
Non-recurring tax items (3)	5	(367)	13	(972)
Non-GAAP Operating Earnings	$494	$441	$984	$805

Operating earnings (loss) by segment:
Individual Retirement	$234	$234	$462	$434
Group Retirement	$123	$107	$249	$196
Asset Management	$101	$99	$207	$198
Protection Solutions	$67	$24	$108	$(11)
Wealth Management	$44	$42	$87	$74
Legacy	$41	$45	$92	$105
Corporate and Other (4)	$(116)	$(110)	$(221)	$(191)
______________
(1)Includes certain gross legal expenses related to the cost of insurance litigation of $0 million and $106 million for the three and six months ended June 30, 2024, respectively, and $35 million and $35 million for the three and six months ended June 30, 2023, respectively.
(2)For the three and six months ended June 30, 2024, includes $82 million of the gain on sale on AB's Bernstein Research Service attributable to Holdings.
(3)For the three and six months ended June 30, 2024, includes non-recurring tax items reflects the effect of uncertain tax positions for a given audit period and for the three and six months ended June 30, 2023 primarily includes a decrease of the deferred tax valuation allowance of $376 million and $990 million.
(4)Includes interest expense and financing fees of $58 million and $114 million for the three and six months ended June 30, 2024, respectively, and $57 million and $119 million for the three and six months ended June 30, 2023, respectively.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The table below presents revenues by segment and Corporate and Other:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Segment revenues:
Individual Retirement (1)	$810	$647	$1,576	$1,235
Group Retirement (1)	283	267	575	504
Asset Management (2)	1,051	1,000	2,144	2,009
Protection Solutions (1)	834	784	1,659	1,551
Wealth Management (3)	442	391	865	753
Legacy (1)	200	203	410	409
Corporate and Other (1)	228	262	474	543
Eliminations	(227)	(218)	(443)	(398)

Adjustments related to:
Variable annuity product features	(79)	65	(398)	(796)
Investment gains (losses), net	(16)	(56)	(55)	(143)
Other adjustments to segment revenues	(16)	(968)	(1,067)	(933)
Total revenues	$3,510	$2,377	$5,740	$4,734
______________
(1)Includes investment expenses charged by AB of $37 million and $73 million for the three and six months ended June 30, 2024, respectively, and $31 million and $69 million for the three and six months ended June 30, 2023, respectively, for services provided to the Company.
(2)Inter-segment investment management and other fees of $(126) million and $(84) million for the three and six months ended June 30, 2024, respectively, and $37 million and $80 million for the three and six months ended June 30, 2023, respectively, are included in segment revenues of the Asset Management segment.
(3)Inter-segment distribution fees of $214 million and $414 million for the three and six months ended June 30, 2024, respectively, and $193 million and $368 million for the three and six months ended June 30, 2023, respectively, are included in segment revenues of the Wealth Management segment.
Total assets by segment were as follows:

	June 30, 2024	December 31, 2023
	(in millions)
Total assets by segment:
Individual Retirement	$96,709	$90,805
Group Retirement	49,880	47,260
Asset Management	10,585	11,088
Protection Solutions	40,258	38,933
Wealth Management	237	144
Legacy	47,765	49,487
Corporate and Other	42,335	39,097
Total assets	$287,769	$276,814
18)    INSURANCE STATUTORY FINANCIAL INFORMATION
Prescribed and Permitted Accounting Practices
As of June 30, 2024, the following five prescribed and permitted practices resulted in net income (loss) and capital and surplus that is different from the statutory surplus that would have been reported had NAIC statutory accounting practices been applied.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Equitable Financial was granted a permitted practice by the NYDFS to apply SSAP 108, Derivatives Hedging Variable Annuity Guarantees on a retroactive basis from January 1, 2021 through June 30, 2021, after reflecting the impacts of our reinsurance transaction with Venerable. The permitted practice was amended to also permit Equitable Financial to adopt SSAP 108 prospectively as of July 1, 2021 and to consider the impact of both the interest rate derivatives and the General Account assets used to fully hedge the interest rate risk inherent in its variable annuity guarantees when determining the amount of the deferred asset or liability under SSAP 108. Application of the permitted practice partially mitigates the New York Insurance Regulation 213 (“Reg 213”) impact of the Venerable Transaction on Equitable Financial’s statutory capital and surplus and enables Equitable Financial to more effectively neutralize the impact of interest rates on its statutory surplus and to better align with our economic hedging program. The impact of applying this permitted practice relative to SSAP 108 as written was a decrease of approximately $60 million in statutory special surplus funds as of June 30, 2024. The Reinsurance Treaty reduced the amount of interest rate hedging needed at Equitable Financial going forward, affecting future deferrals, but leaves our historical SSAP 108 deferred amounts unchanged. The permitted practice also reset Equitable Financial’s unassigned surplus to zero as of June 30, 2021 to reflect the transformative nature of the Venerable Transaction.
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
The impact of the application of Reg 213 was a decrease of approximately $333 million in statutory surplus as of June 30, 2024 compared to statutory surplus under the NAIC variable annuity framework. Our hedging program is designed to hedge the economics of our insurance liabilities and largely offsets Reg 213 and NAIC framework reserve movements due to interest rates and equities. The NYDFS allows domestic insurance companies a five year phase-in provision for Reg 213 reserves. As of September 30, 2022, Equitable Financial’s Reg 213 reserves were 100% phased-in. As of June 30, 2024, given the prevailing market conditions and business mix, there are $323 million Reg 213 redundant reserves over the US RBC CTE 98 total asset requirement (“TAR”).
During the fourth quarter 2020, Equitable Financial received approval from NYDFS for its proposed amended Plan of Operation for Separate Account No. 68 (“SA 68”) for our Structured Capital Strategies product and Separate Account No. 69 (“SA 69”) for our EQUI-VEST product Structured Investment Option, to change the accounting basis of these two non-insulated Separate Accounts from fair value to book value in accordance with Section 1414 of the Insurance Law to align with how we manage and measure our overall General Account asset portfolio. In order to facilitate this change and comply with Section 4240(a)(10), the Company also sought approval to amend the Plans to remove the requirement to comply with Section 4240(a)(5)(iii) and substitute it with a commitment to comply with Section 4240(a)(5)(i). Similarly, the Company updated the reserves section of each Plan to reflect the fact that Regulation 128 would no longer be applicable upon the change in accounting basis. We applied this change effective January 1, 2021. The impact of the application is an increase of approximately $1.4 billion in statutory surplus as of June 30, 2024.

During 2022, Equitable America received approval from the Arizona Department of Insurance and Financial Institutions pursuant to A.R.S. 20-515 for Separate Account No. 68A (“SA 68A”) for our Structured Capital Strategies product, Separate Account No. 69A (“SA 69A”) for our EQUI-VEST product Structured Investment Option and Separate Account No. 71A (“SA 71A”) for our Investment Edge Structured Investment Option, to permit us to use book value as the accounting basis of these three non-insulated Separate Accounts instead of fair value in accordance with the NAIC Accounting and Practices and Procedures Manual to align with how we manage and measure our overall General Account asset portfolio. The impact of the application is a decrease of approximately $97 million in statutory surplus as of June 30, 2024.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The Arizona Department of Insurance and Financial Institutions granted to Equitable America a permitted practice to deviate from SSAP No. 108 by applying special accounting treatment for specific derivatives hedging variable annuity benefits subject to fluctuations as a result of interest rate sensitivities. The permitted practice expands on SSAP No. 108 hedge accounting to include equity risks for the full scope of Variable Annuity (VA) contracts (i.e., not just the rider guarantees but for the VA total contract). The permitted practice allows Equitable America to adopt SSAP 108 retroactively from October 1, 2023 and applies to both directly held VA hedges as well as VA hedges in the Equitable America funds withheld asset that resulted from the Reinsurance Treaty. In the calculation of the amount of excess VA equity and interest rate derivative hedging gains/losses to defer (including Net investment income on our Equity Total Return Swaps), the permitted practice allows us to compare our total equity and interest derivatives gains and losses to 100% of our target liability change. Any hedge gain or loss deferrals will follow SSAP No. 108 amortization rules (i.e. 10-year straight line).
The impact of applying this revised permitted practice relative to SSAP 108 was an increase of approximately $905 million in statutory special surplus funds as of June 30, 2024.
19)    EARNINGS PER COMMON SHARE
The following table presents a reconciliation of net income (loss) and weighted-average common shares used in calculating basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions, except per share data)
Weighted-average common shares outstanding:
Weighted-average common shares outstanding — basic	324.2	355.2	327.2	358.5
Effect of dilutive potential common shares:
Employee share awards (1)	3.1	0.9	3.2	1.5
Weighted-average common shares outstanding — diluted	327.3	356.1	330.4	360.0

Net income (loss):
Net income (loss)	$565	$831	$782	$1,097
Less: Net income (loss) attributable to the noncontrolling interest	137	72	240	161
Net income (loss) attributable to Holdings	428	759	542	936
Less: Preferred stock dividends	26	26	40	40
Net income (loss) available to Holdings’ common shareholders	$402	$733	$502	$896

Earnings per common share:
Basic	$1.24	$2.06	$1.53	$2.50
Diluted	$1.23	$2.06	$1.52	$2.49
______________
(1)Calculated using the treasury stock method.
For the three and six months ended June 30, 2024 and 2023, 3.0 million, 3.1 million, 3.0 million and 2.5 million, respectively, of outstanding stock awards, were not included in the computation of diluted earnings per share because their effect was anti-dilutive.
20)     HELD-FOR-SALE
Assets and liabilities related to the business classified as HFS are separately reported in the consolidated balance sheets beginning in the period in which the business is classified as HFS.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
AB Bernstein Research Services
On November 22, 2022, AB and Société Générale (“SocGen”), a leading European bank, announced plans to form a joint venture combining their respective cash equities and research businesses (the “Initial Plan”). In the Initial Plan, AB would own a 49% interest in the global joint venture and SocGen would own a 51% interest, with an option to reach 100% ownership after five years.
During the fourth quarter of 2023, AB and SocGen revised a plan (the “Revised Plan”) to form a global joint venture with two joint venture holding companies, one outside of North America and one within North America (“NA JV”, and together the “JVs”). Effective April 1, 2024, AB and SocGen completed their previously announced transaction in accordance with the Revised Plan. AB owns a 66.7% majority interest in the NA JV while SocGen owns a 51% majority interest in the joint venture outside of North America. While AB currently owns a majority of the NA JV, the structure of the Board of Directors of the NA JV, which includes two independent directors, in addition to four directors from AB and three directors from SocGen, precludes AB’s control of the Board thereby permitting deconsolidation of the BRS business. Going forward, AB will maintain an equity method investment in each of the JVs and report on the performance of the two JV holding companies on a combined basis.
As a result of the greater value of the business AB contributed to the JVs, SocGen paid AB $304 million in cash to equalize the value of the contributions by AB and SocGen to the JVs. The cash payment of $304 million included $103 million of prepaid consideration for an option, exercisable by AB during the next five years, that would result in SocGen having a 51% ownership of the NA JV (the “AB option”) and bringing the transaction ownership terms back in line with the Initial Plan. AB’s option may only be exercised upon receipt of appropriate regulatory approvals. The $304 million cash payment was used to pay down debt under AB’s existing credit facilities.
Under the terms of the transaction and assuming AB exercises its option as noted above, SocGen would increase its ownership to a majority interest of the NA JV, without further consideration payable. AB has an additional option to sell its ownership interests in the JVs to SocGen after five years, at the fair market value of AB’s interests in the JVs, subject to regulatory approval. The ultimate objective of SocGen and AB is for SocGen to eventually own 100% of the JVs after five years.
AB has deconsolidated the BRS business and retained the Bernstein Private Wealth Management business within its existing U.S. broker dealer, SCB LLC. AB’s Private Wealth Management business continues to operate through SCB LLC and SCB LLC continues to serve as custodian for nearly all Private Wealth assets under management. AB continues to serve as investment adviser to these Private Wealth clients. Further AB entered into certain transition services agreements with the JVs in connection with the divestiture of the BRS business. From April 1, 2024 through June 30, 2024 AB provided services and recognized revenues of $12.4 million associated with these transition services agreements.
The net carrying amount of the BRS business assets and liabilities included in the sale was $312 million. As a result of the sale, AB recognized a pre-tax gain of $135 million during the second quarter of 2024. AB deconsolidated approximately $312 million of net assets and liabilities of the BRS business and contributed those assets and liabilities to the JVs. AB recorded an initial investment in each JV, at fair value, using the equity method of investment totaling $284 million. The fair value of the equity method investments was determined using a dividend discount model whereby a forecast of net banking income attributable to each of the JVs is discounted using an estimated cost of capital to determine the present value of expected future dividends.
In addition, AB recorded a liability of approximately $103 million, based on the negotiated terms of the Revised Plan, related to the AB option. Upon receipt of appropriate regulatory approvals, AB intends to exercise the AB option and will recognize a gain or loss at that time, dependent upon the fair market value of the additional equity interest that would result in SocGen having 51% ownership interest in NA JV.
As of December 31, 2023 the assets and liabilities of AB’s research services business recorded at fair value, less cost were classified as held-for-sale in our Consolidated Financial Statements. As a result of classifying these assets as held-for-sale, AB recognized a non-cash valuation adjustment of $7 million on the consolidated statement of income, to recognize the net carrying value at lower of cost or fair value, less costs to sell.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table summarizes the assets and liabilities classified as held-for-sale on the Company’s consolidated balance sheets:

December 31, 2023 (1)
(in millions)
Cash and cash equivalents	$153
Broker-dealer related receivables	107
Trading securities, at fair value	17
Goodwill and other intangible assets ,net	164
Other assets (2)	124
Total assets held-for-sale	$565

Broker-dealer related payables	$39
Customers related payables	17
Other liabilities	97
Total liabilities held-for-sale	$153
______________
(1)The assets and liabilities classified as held-for-sale are reported within our Asset Management segment.
(2)Other assets includes a valuation adjustment decrease of $7 million as of December 31, 2023.
These assets and liabilities are reported under the Asset Management segment. The Company determined that AB’s exit from the research business did not represent a strategic shift that had a major effect on AB’s or the Company’s consolidated results of operations, and therefore, are not classified as discontinued operations.
21)     SUBSEQUENT EVENTS
In June 2024, Holdings established an obligation to enter into an ASR with a third-party financial institution to repurchase an aggregate of $85 million of Holdings’ common stock. Pursuant to the ASR, on July 2, 2024, Holdings made a pre-payment of $85 million and received initial delivery of 1.6 million shares. The ASR will terminate in August 2024, at which time additional shares of common stock will be received.

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
We manage our business through six segments: Individual Retirement, Group Retirement, Asset Management, Protection Solutions, Wealth Management and Legacy. We report certain activities and items that are not included in these segments in Corporate and Other. See Note 17 of the Notes to the Consolidated Financial Statements for further information on our segments.
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
Financial and Economic Environment
U.S. equity markets showed strength in the second quarter of 2024, benefiting from a resilient U.S. economy with job creation consistently exceeding expectations, cooling inflation, and a widely held outlook for monetary easing, including expected interest rate reductions (based on statements of members of the Board of Governors of the Federal Reserve System), albeit at a slower pace than previously expected.
A wide variety of factors continue to impact financial and economic conditions. These factors include, among others, uncertainty regarding the federal debt limit, concerns regarding inflation, high fuel and energy costs, changes in fiscal or monetary policy and geopolitical tensions, including the U.S. presidential election. The Russian invasion of the Ukraine, the Israel-Hamas war and the potential for broader regional hostilities, and the ensuing conflicts and the sanctions and other measures imposed in response to these conflicts significantly contributed to volatility in the financial markets and have increased the level of economic and political uncertainty.
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
Insurance Regulation
Regulation of Investments
The NAIC is evaluating the risks associated with insurers’ investments in certain categories of structured securities, including CLOs. In March 2023, the NAIC adopted an amendment to the Purposes and Procedures Manual to give the NAIC’s Structured Securities Group, housed within the SVO, responsibility for modeling CLO securities and evaluating tranche level losses across all debt and equity tranches under a series of calibrated and weighted collateral stress scenarios in order to assign NAIC designations. Under the amended Purposes and Procedures Manual, CLO investments will no longer be broadly exempt from filing with the SVO based on ratings from Credit Rating Providers. The NAIC’s goal is to ensure that the weighted average RBC factor for owning all tranches of a CLO more closely aligns with what would be required for directly owning all of the underlying loan collateral, in order to avoid RBC arbitrage. In June 2024, the NAIC approved interim rules that raise capital requirements for holdings of CLO and other asset-backed security residual interests. The NAIC is also collaborating with interested parties to develop and refine the process for modeling CLO investments. Insurers are required to begin reporting the financially modeled NAIC designations for CLOs with their year-end 2024 financial statement filings, although the NAIC announced in March 2024 that implementation is expected to be delayed by a year to allow more time to develop the modeling methodology. The delay requires an amendment to the Purposes and Procedures Manual, which the NAIC is likely to adopt in August 2024.
Climate Risks
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

Fiduciary Rules
In 2023, the U.S. Department of Labor (the “DOL”) proposed a regulation to change the definition of “fiduciary” for purposes of the Employee Retirement Income Security Act of 1974 (“ERISA”) and parallel provisions of the Internal Revenue Code of 1986, as amended (the “Code”), when a financial professional, including an insurance producer, provides investment advice, and proposed amendments to various existing prohibited transaction exemptions (“PTEs”), including PTE 84-14, that financial professionals rely on when they make investment recommendations to retirement investors. On April 23, 2024, the DOL finalized and published this new definition of “fiduciary” for purposes of ERISA and parallel provisions of the Code and finalized and published amendments to these PTEs (the “Final Rule”). Shortly thereafter, these changes were challenged in court, including by a coalition of insurance industry trade associations that filed a motion for a preliminary injunction and stay of portions of the Final Rule, including the regulation that changes the definition of “fiduciary” and the amendments to the PTEs. On July 25 and July 26, 2024, two federal district courts entered separate stays of the effective date of the Final Rule, including the regulation that changes the definition of “fiduciary” and the amendments to the PTEs. While this litigation proceeds, we are evaluating the potential impact of the Final Rule on our business, particularly as it pertains to the sale of insurance products to retirement investors.
In August 2023, the SEC adopted final private fund adviser reform rules under the Investment Advisers Act requiring private fund advisers registered with the SEC to, among other things, provide investors with quarterly and annual statements detailing information regarding private fund performance, fees, and expenses; obtain an annual audit for each private fund; obtain a fairness opinion or valuation opinion in connection with an adviser-led secondary transaction; not provide certain preferential rights to investors in a fund and disclose other preferential rights prior to an investor closing into the fund; and obtain investor consent prior to allocating certain fees or expenses to a fund or borrowing or receiving credit from a fund. On June 5, 2024, the United States Court of Appeals for the Fifth Circuit unanimously vacated the private fund adviser reform rules in their entirety. The SEC missed a deadline to ask for a rehearing after the Fifth Circuit Court of Appeals, and it is unclear whether the SEC will petition the United States Supreme Court to review the Fifth Circuit’s ruling.
Privacy and Security of Customer Information and Cybersecurity Regulation
Innovation and Technology
The NAIC and state insurance regulators have been focused on addressing unfair discrimination in the use of consumer data and technology, and some states have passed laws targeting unfair discrimination practices. In New York, the NYDFS released a proposed circular letter for public comment in January 2024 on how insurers should develop and manage their use of external consumer data and artificial intelligence (“AI”) systems in underwriting and pricing so as not to harm consumers.
On July 11, 2024, the NYDFS issued the final version of the circular letter, which applies to all authorized insurers in New York, such as Equitable Financial Life Insurance Company. Pursuant to the guidance, the NYDFS expects a licensed insurer to: (i) use a risk-based approach for utilizing external consumer data and information sources (“ECDIS”) and AI systems based on the company’s business model and the materiality of the risks inherent in using ECDIS and AI systems; (ii) analyze ECDIS and AI systems for unfair and unlawful discrimination; (iii) develop a corporate governance framework that provides oversight of the insurer’s use of ECDIS and AI systems; (iv) maintain appropriate risk management (e.g., using qualified personnel with clearly defined responsibilities) and internal controls, including over third-party vendors; and (v) provide notice to an insured or potential insured with certain information, such as whether the insurer uses AI systems in its underwriting or pricing process.
For additional information on regulatory developments and the risks we face, see “Business—Regulation” in the Annual Report on Form 10-K for the year ended December 31, 2023 and “Risk Factors—Legal and Regulatory Risks” in the 2023 Form 10-K.
Revenues
Our revenues come from three principal sources:
•fee income derived from our retirement and protection products and our asset management services;
•premiums from our traditional life insurance and annuity products; and
•investment income from our General Account investment portfolio.

Our fee income varies directly in relation to the amount of the underlying AV or benefit base of our retirement and protection products, the amount of AUM and AUA in our Wealth Management business, and the amount of AUM in our Asset Management business. AV and AUM, each as defined in “Key Operating Measures,” are influenced by changes in economic conditions, primarily equity market returns, as well as net flows. Our premium income is driven by the growth in new policies written and the persistency of our in-force policies, both of which are influenced by a combination of factors, including our efforts to attract and retain customers and market conditions that influence demand for our products. Our investment income is driven by the yield on our General Account investment portfolio and is impacted by the prevailing level of interest rates as we reinvest cash associated with maturing investments and net flows to the portfolio.
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
Effect of Assumption Updates on Operating Results
During the third quarter of each year, we conduct our annual review of the assumptions underlying the valuation of DAC, deferred sales inducement assets, unearned revenue liabilities, liabilities for future policyholder benefits and market risk benefits for our Individual Retirement, Group Retirement, Protection Solutions, and Legacy segments (assumption reviews are not relevant for the Asset Management and Wealth Management segments). Assumptions are based on a combination of Company experience, industry experience, management actions and expert judgement and reflect our best estimate as of the date of the applicable financial statements.
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
In the fourth quarter of 2023, the Company updated its operating earnings measure to exclude the impact of realized amounts related to equity classified instruments. The recognition of the realized capital gains and losses from investments in current net investment income is generally considered distortive and not reflective of the ongoing core business activities of the segments. The presentation of operating earnings in prior periods was not revised to reflect this modification. The impact to operating earnings was immaterial for the three and six months ended June 30, 2023.

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
The table below presents a reconciliation of net income (loss) attributable to Holdings to Non-GAAP Operating Earnings:

	Three Months Ended June 30		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Net income (loss) attributable to Holdings	$428	$759	$542	$936
Adjustments related to:
Variable annuity product features	79	(65)	398	796
Investment (gains) losses	16	56	55	143
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	14	9	31	18
Other adjustments (1) (2)	(32)	62	59	107
Income tax expense (benefit) related to above adjustments	(16)	(13)	(114)	(223)
Non-recurring tax items (3)	5	(367)	13	(972)
Non-GAAP Operating Earnings	$494	$441	$984	$805
______________
(1)Includes certain gross legal expenses related to the cost of insurance litigation of $0 million and $106 million for the three and six months ended June 30, 2024, respectively and $35 million and $35 million for the three and six months ended June 30, 2023.
(2)For the three and six months ended June 30, 2024, includes $82 million of the gain on sale on AB's Bernstein Research Service attributable to Holdings.
(3)For the three and six months ended June 30, 2024, non-recurring tax items reflects the effect of uncertain tax positions for a given audit period and for the three and six months ended June 30, 2023 primarily includes a decrease of the deferred tax valuation allowance of $376 million and $990 million.
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

The following table presents return on average equity attributable to Holdings’ common shareholders, excluding AOCI and Non-GAAP Operating ROE for the year ended June 30, 2024.

Six Months Ended June 30, 2024
(in millions)
Net income (loss) available to Holdings’ common shareholders	$828
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$9,048
Return on average equity attributable to Holdings’ common shareholders, excluding AOCI	9.2%

Non-GAAP Operating Earnings available to Holdings’ common shareholders	$1,793
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$9,048
Non-GAAP Operating ROE	19.8%

Non-GAAP Operating Common EPS
Non-GAAP operating common EPS is calculated by dividing Non-GAAP Operating Earnings by diluted common shares outstanding. The following table sets forth Non-GAAP operating common EPS:

	Three Months Ended June 30		Six Months Ended June 30,
	2024	2023	2024	2023
	(per share amounts)
Net income (loss) attributable to Holdings	$1.31	$2.13	$1.64	$2.60
Less: Preferred stock dividends	0.08	0.07	0.12	0.11
Net income (loss) available to Holdings’ common shareholders	1.23	2.06	1.52	2.49
Adjustments related to:
Variable annuity product features	0.24	(0.18)	1.20	2.21
Investment (gains) losses	0.05	0.16	0.17	0.40
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	0.04	0.03	0.09	0.05
Other adjustments (1) (2)	(0.10)	0.17	0.18	0.30
Income tax expense (benefit) related to above adjustments	(0.05)	(0.04)	(0.35)	(0.62)
Non-recurring tax items (3)	0.02	(1.03)	0.04	(2.70)
Non-GAAP Operating Earnings	$1.43	$1.17	$2.85	$2.13
______________
(1)Includes certain gross legal expenses related to the cost of insurance litigation of $0.00 and $0.32 for the three and six months ended June 30, 2024, respectively and $0.10 and $0.10 for the three and six months ended June 30, 2023.
(2)For the three and six months ended June 30, 2024, includes $0.25 of the gain on sale on AB's Bernstein Research Service attributable to Holdings.
(3)For the three and six months ended June 30, 2024, non-recurring tax items reflects the effect of uncertain tax positions for a given audit period and for the three and six months ended June 30, 2023 primarily includes a decrease of the deferred tax valuation allowance of $1.06 and $2.75.
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
Consolidated Results of Operations
The following table summarizes our consolidated statements of income (loss):
Consolidated Statements of Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$617	$594	$1,231	$1,182
Premiums	282	280	557	556
Net derivative gains (losses)	(208)	(917)	(1,584)	(1,758)
Net investment income (loss)	1,166	1,036	2,385	2,026
Investment gains (losses), net:
Credit losses on available-for-sale debt securities and loans	(15)	(14)	(35)	(80)
Other investment gains (losses), net	(1)	(42)	(20)	(63)
Total investment gains (losses), net	(16)	(56)	(55)	(143)
Investment management and service fees	1,240	1,182	2,518	2,362
Other income	429	258	688	509
Total revenues	3,510	2,377	5,740	4,734

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions, except per share data)
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	667	684	1,344	1,414
Remeasurement of liability for future policy benefits	(8)	(7)	(7)	(3)
Change in market risk benefits and purchased market risk benefits	(133)	(975)	(1,233)	(955)
Interest credited to policyholders’ account balances	605	501	1,171	964
Compensation and benefits	577	566	1,197	1,149
Commissions and distribution-related payments	463	393	900	773
Interest expense	62	55	119	116
Amortization of deferred policy acquisition costs	169	155	341	307
Other operating costs and expenses	427	466	980	889
Total benefits and other deductions	2,829	1,838	4,812	4,654
Income (loss) from continuing operations, before income taxes	681	539	928	80
Income tax (expense) benefit	(116)	292	(146)	1,017
Net income (loss)	565	831	782	1,097
Less: Net income (loss) attributable to the noncontrolling interest	137	72	240	161
Net income (loss) attributable to Holdings	428	759	542	936
Less: Preferred stock dividends	26	26	40	40
Net income (loss) available to Holdings’ common shareholders	$402	$733	$502	$896

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$1.24	$2.06	$1.53	$2.50
Diluted	$1.23	$2.06	$1.52	$2.49
Weighted average common shares outstanding (in millions):
Basic	324.2	355.2	327.2	358.5
Diluted	327.3	356.1	330.4	360.0

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Non-GAAP Operating Earnings	$494	$441	$984	$805

The following table summarizes our Non-GAAP Operating Earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Non-GAAP Operating Earnings per common share:
Basic	$1.44	$1.17	$2.88	$2.13
Diluted	$1.43	$1.17	$2.86	$2.13

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
Net Income (Loss) Attributable to Holdings
Net income attributable to Holdings decreased $331 million to $428 million for the three months ended June 30, 2024 from $759 million in the three months ended June 30, 2023. The following notable items were the primary drivers for the change in net income (loss):

Unfavorable items included:
•Change in market risk benefits and purchased market risk benefits increased by $842 million mainly due to higher equity market appreciation and higher interest rate movements during the second quarter 2023 compared to the second quarter 2024.
•Interest credited to policyholders’ account balances increased by $104 million mainly due to growth of SCS account values in our Individual Retirement segment, partially offset by lower interest expense on funding agreements in Corporate and Other.
•Commissions and distribution-related payments increased by $70 million mainly due to higher distribution and advisory fee type revenue from higher retirement sales and average asset balances in our Wealth Management segment and higher payments for the distribution of AB mutual funds resulting from higher average AUM in our Asset Management segment.
•Net income attributable to noncontrolling interest increased by $65 million mainly due to higher pre-tax earnings.
•Amortization of DAC increased by $14 million mainly due to growth in the Individual Retirement segment from sales momentum.
•Income tax expense increased by $408 million primarily due to a partial release of the valuation allowance of $376 million on the deferred tax asset for the second quarter 2023 compared to no valuation allowance release for the second quarter 2024.
These were partially offset by the following favorable items:
•Net derivative losses decreased by $709 million mainly due to lower equity market appreciation during the second quarter 2024 compared to the second quarter 2023.
•Fee-type revenue increased by $254 million mainly due to the gain on sale of AB’s Bernstein Research Service and higher advisory base fees and distribution revenue from higher average AUM from our Asset Management segment and higher advisory fees type revenue from our Wealth Management segment due to higher retirement sales and average asset balances.
•Net investment income increased by $130 million mainly due to higher assets balances, higher investment yields and higher Alternative investment income, partially offset by losses from our JV equity method investments within our Asset Management segment.
•Investment losses decreased by $40 million mainly due to liquidity sales in 2023.
•Compensation, benefits, interest and other operating expenses decreased by $21 million mainly due to lower restructuring expenses, partially offset by an increase in compensation and benefits and interest expense.
•Policyholders’ benefits decreased by $17 million mainly due to lower net mortality in our Protection Solutions segment.
Non-GAAP Operating Earnings
Non-GAAP Operating Earnings increased by $53 million to $494 million for the three months ended June 30, 2024 from $441 million in the three months ended June 30, 2023. The following notable items were the primary drivers for the change in Non-GAAP Operating Earnings:
Favorable items included:
•Net investment income increased by $166 million mainly due to higher assets balances, higher investment yields and higher Alternative investment income.
•Fee-type revenue increased by $100 million mainly due to higher advisory base fees and distribution revenue from higher average AUM from our Asset Management segment and advisory fees type revenue from our Wealth Management segment due to higher retirement sales and average asset balances and Employee Benefits premium growth in our Protection Solution segment, partially offset by lower revenue from Bernstein Research Services due to the sale of this business completed during April 2024.
•Net derivative losses decreased $19 million mainly due to inflation swaps.

•Policyholders’ benefits decreased by $17 million mainly due to lower net mortality in our Protection Solutions segment.
These were partially offset by the following unfavorable items:
•Interest credited to policyholders’ account balances increased by $103 million mainly due to growth of SCS account values in our Individual Retirement segment, partially offset by lower interest expense on funding agreements in Corporate and Other;
•Commissions and distribution-related payments increased by $70 million mainly due to higher distribution and advisory fee type revenue from higher retirement sales and average asset balances in our Wealth Management segment and higher payments for the distribution of AB mutual funds resulting from higher average AUM in our Asset Management segment.
•Amortization of DAC increased by $14 million mainly due to growth in the Individual Retirement segment from sales momentum.
•Net income attributable to the noncontrolling interest increased by $24 million mainly due to higher pre-tax earnings.
•Income tax expense increased by $36 million primarily due to a higher effective tax rate and higher pre-tax earnings for second quarter 2024 compared to second quarter 2023.
Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
Net Income (Loss) Attributable to Holdings
Net income attributable to Holdings decreased by $394 million to a net income of $542 million for the six months ended June 30, 2024 from a net income of $936 million for the six months ended June 30, 2023. The following were notable changes in net income (loss):
Unfavorable items included:
•Interest credited to policyholders’ account balances increased by $207 million mainly due to growth of SCS account values in our Individual Retirement segment, partially offset by lower interest expense on funding agreements.
•Compensation, benefits, interest and other operating expenses increased by $142 million mainly due to an increase in legal expenses and higher compensation and benefits expense, partially offset by the recognition of incentive grant gain in connection with the AB headquarters relocation to Nashville in our Asset Management segment.
•Commissions and distribution-related payments increased by $127 million mainly due to higher distribution and advisory fee-type revenue from higher retirement sales and average asset balances in our Wealth Management segment and higher payments to financial intermediaries for the distribution of AB mutual funds resulting from average AUM in Asset Management segment.
•Amortization of DAC increased by $34 million mainly due to growth in our Individual Retirement segment from sales momentum.
•Net income attributable to noncontrolling interest increased by $79 million mainly due to higher pre-tax earnings.
These were partially offset by the following favorable items:
•Fee-type revenue increased by $385 million mainly driven by the gain on sale of AB’s Bernstein Research Service, higher advisory base fees and distribution revenue due to higher average AUM from our Asset Management segment and higher advisory fees type revenue from our Wealth Management segment from higher retirement sales and average asset balances.
•Net investment income increased by $359 million mainly due to higher SCS assets balances, higher investment yields and higher Alternative investment income.
•Change in market risk benefits and purchased market risk benefits decreased by $278 million mainly due to an increase in interest rates in the first quarter of 2024 compared to a decrease in the first quarter of 2023. This was partially offset by less favorable equity market movements in the second quarter of 2024 compared to second quarter of 2023.

•Net derivative losses decreased by $174 million mainly due to lower equity market appreciation during the first six months of 2024 compared to the first six months of 2023, partially offset by a larger interest rate movement during the first six months of 2024 compared to the first six months of 2023.
•Investment losses decreased by $88 million mainly due to credit losses recognized in the first quarter of 2023 when intending to sell securities in an unrealized loss position in anticipation of Equitable Financial’s ordinary dividend to Holdings and liquidity sales.
•Policyholders’ benefits decreased by $70 million mainly due to lower net mortality, partially offset by growth in Employee Benefits in our Protection Solutions segment and higher benefits from GMIB annuitizations, partially offset by higher premiums in fee-type revenue in our Legacy segment.
•Income tax expense increased by $1.2 billion primarily due to a partial release of the valuation allowance of $990 million on the deferred tax asset for the six months ended June 30, 2023 compared to no valuation allowance release for the six months ended June 30, 2024.
See “—Significant Factors Impacting Our Results—Effect of Assumption Updates on Operating Results” for more information regarding assumption updates.
Non-GAAP Operating Earnings
Non-GAAP Operating Earnings increased by $179 million to $984 million for the six months ended June 30, 2024 from $805 million in the six months ended June 30, 2023. The following were notable changes in Non-GAAP Operating Earnings:
Favorable items included:
•Net investment income increased by $372 million mainly due to higher income primarily due to higher asset balances, higher investment yields and higher Alternative investment income.
•Fee-type revenue increased by $256 million mainly driven by higher advisory base fees and distribution revenue from higher average AUM from our Asset Management segment and advisory fees type revenue from our Wealth Management segment from higher retirement sales and average asset balances, Employee Benefits premium growth in our Protection Solutions segment, partially offset by lower revenue from Bernstein Research Services due to the sale of this business completed during April 2024.
•Policyholders’ benefits decreased by $70 million mainly due to lower net mortality, partially offset by growth in Employee Benefits in our Protection Solutions segment, and higher benefits from GMIB annuitizations, partially offset by higher premiums in fee-type revenue in our Legacy segment.
•Net derivative losses decreased by $26 million mainly due to inflation swaps.
These were partially offset by the following unfavorable items:
•Interest credited to policyholders’ account balances increased by $206 million mainly due to growth of SCS account values in our Individual Retirement segment and higher interest rates in our Protection Solution segment, partially offset by lower interest expense on funding agreements.
•Commissions and distribution-related payments increased by $127 million mainly due to higher distribution and advisory fee-type revenue from higher retirement sales and average asset balances in our Wealth Management segment and higher payments to financial intermediaries for the distribution of AB mutual funds resulting from average AUM in Asset Management.
•Compensation, benefits, interest expense and other operating costs increased by $77 million mainly due to higher incentive compensation expense, partially offset by lower base compensation and other expenses driven by the sale of Bernstein Research Services and the recognition of an incentive grant gain in connection with the AB headquarters relocation to Nashville in our Asset Management segment; higher Benefits and Taxes and Sub-Advisory fees from our Protection Solutions and Legacy segments, and higher variable compensation from higher sales from our Individual Retirement and Wealth Management segments.
•Amortization of DAC increased by $34 million mainly due to growth in our Individual Retirement segment from sales momentum.
•Net income attributable to the noncontrolling interest increased by $41 million mainly due to higher pre-tax earnings.

•Income tax expense increased by $64 million mainly driven by higher pre-tax earnings in 2024.
Results of Operations by Segment
We manage our business through the following six segments: Individual Retirement, Group Retirement, Asset Management, Protection Solutions, Wealth Management and Legacy. We report certain activities and items that are not included in our six segments in Corporate and Other. The following section presents our discussion of operating earnings (loss) by segment and AUM, AV and Protection Solutions Reserves by segment, as applicable. Consistent with U.S. GAAP guidance for segment reporting, operating earnings (loss) is our U.S. GAAP measure of segment performance. See Note 17 of the Notes to the Consolidated Financial Statements for further information on our segments.
The following table summarizes operating earnings (loss) on our segments and Corporate and Other:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Operating earnings (loss) by segment:
Individual Retirement	$234	$234	$462	$434
Group Retirement	123	107	249	196
Asset Management	101	99	207	198
Protection Solutions	67	24	108	(11)
Wealth Management	44	42	87	74
Legacy	41	45	92	105
Corporate and Other	(116)	(110)	(221)	(191)
Non-GAAP Operating Earnings	$494	$441	$984	$805
Effective Tax Rates by Segment
Income tax expense is calculated using the ETR and then allocated to our business segments using a 14% ETR for our retirement and protection businesses (Individual Retirement, Group Retirement, Protection Solutions and Legacy), a 27% ETR for Wealth Management and a 29% ETR for Asset Management.
Individual Retirement
The Individual Retirement segment includes our variable annuity products which primarily meet the needs of individuals saving for retirement or seeking retirement income.
The following table summarizes operating earnings (loss) of our Individual Retirement segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Operating earnings (loss)	$234	$234	$462	$434

Key components of operating earnings (loss) were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
REVENUES
Policy charges, fee income and premiums	$176	$165	$350	$328
Net investment income	548	391	1,058	731
Net derivative gains (losses)	(6)	(5)	(11)	(10)
Investment management, service fees and other income	92	96	179	186
Segment revenues	$810	$647	$1,576	$1,235

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$19	$19	$36	$43
Remeasurement of liability for future policy benefits	—	(1)	(2)	—
Interest credited to policyholders’ account balances	278	160	524	289
Commissions and distribution-related payments	80	63	157	123
Amortization of deferred policy acquisition costs	111	92	220	181
Compensation, benefits and other operating costs and expenses	48	43	102	90
Segment benefits and other deductions	$536	$376	$1,037	$726

The following table summarizes AV for our Individual Retirement segment:

	June 30, 2024	December 31, 2023
	(in millions)
AV (1)
General Account	$61,128	$52,062
Separate Accounts	40,810	39,619
Total AV	$101,938	$91,681
_____________
(1)AV presented are net of reinsurance.
The following table summarizes a roll-forward of AV for our Individual Retirement segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Balance, beginning of period	$98,319	$78,800	$91,681	$74,277
Gross premiums	4,505	3,675	8,843	6,546
Surrenders, withdrawals and benefits	(2,648)	(2,174)	(5,337)	(4,113)
Net flows	1,857	1,501	3,506	2,433
Investment performance, interest credited and policy charges	1,762	3,592	6,751	7,176
Other (1)	—	—	—	7
Balance, end of period	$101,938	$83,893	$101,938	$83,893
______________
(1)For the six months ended June 30, 2023, amounts reflect a total special payment applied to the accounts of active clients as part of a previously disclosed settlement agreement between Equitable Financial and the SEC.

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023 for the Individual Retirement Segment
Operating earnings
Operating earnings were flat at $234 million during the three months ended June 30, 2024 and in the three months ended June 30, 2023. The following notable items were the primary drivers of the change in operating earnings:
Favorable items included:
•Net investment income increased by $157 million mainly due to higher SCS asset balances and higher investment yields.
•Fee-type revenue increased by $7 million due to higher average Separate Accounts values as a result of higher equity markets in 2024.
These were partially offset by the following unfavorable items:
•Interest credited to policyholders’ account balances increased by $118 million mainly due to the growth of SCS account values.
•Amortization of DAC increased by $19 million mainly driven by growth in the business from sales momentum.
•Commissions and distribution-related payments increased by $17 million mainly due to higher asset levels commissions and sales volumes.
Net Flows and AV
•Total AV as of June 30, 2024 was $101.9 billion, an increase of $3.6 billion, compared to March 31, 2024. The increase in AV was primarily due to $1.9 billion of net inflows, as well as $1.7 billion of equity market appreciation in second quarter 2024.
•Net inflows of $1.9 billion were $356 million higher than in the three months ended June 30, 2023, mainly driven by higher gross premiums.
Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023 for the Individual Retirement Segment
Operating earnings
Operating earnings increased $28 million to $462 million during the six months ended June 30, 2024 from $434 million in the six months ended June 30, 2023. The following were notable changes in operating earnings (losses):
Favorable items included:
•Net investment income increased by $327 million mainly due to higher income primarily due to higher SCS asset balances, higher investment yields and higher Alternative investment income.
•Fee-type revenue increased by $15 million mainly due to higher average separate account values.
These were partially offset by the following unfavorable items:
•Interest credited to policyholders’ account balances increased by $235 million mainly due to growth of SCS account values.
•Amortization of DAC increased by $39 million mainly due to growth in the business from sales momentum.
•Commissions and distribution-related payments increased by $34 million mainly due to higher asset levels commissions and sales volumes.
Net Flows and AV
•The increase in AV of $10.3 billion in the six months ended June 30, 2024 was driven by an increase in investments performance as a result of equity market appreciation of $6.8 billion in the six months ended June 30, 2024, as well as net inflows of $3.5 billion.

•Net inflows of $3.5 billion were $1.1 billion higher than in the six months ended June 30, 2023, mainly driven by higher sales in the six months ended June 30, 2024.
Group Retirement
The Group Retirement segment offers tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses.
The following table summarizes operating earnings (loss) of our Group Retirement segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Operating earnings (loss)	$123	$107	$249	$196
Key components of operating earnings (loss) are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
REVENUES
Policy charges, fee income and premiums	$79	$66	$152	$130
Net investment income	139	132	281	244
Net derivative gains (losses)	—	—	—	(1)
Investment management, service fees and other income	65	69	142	131
Segment revenues	$283	$267	$575	$504

BENEFITS AND OTHER DEDUCTIONS
Interest credited to policyholders’ account balances	56	52	108	102
Commissions and distribution-related payments	45	47	89	84
Amortization of deferred policy acquisition costs	8	15	23	30
Compensation, benefits and other operating costs and expenses	29	29	64	58
Segment benefits and other deductions	$138	$143	$284	$274
The following table summarizes AV and AUA for our Group Retirement segment:

	June 30, 2024	December 31, 2023
	(in millions)
AV and AUA
General Account	$9,383	$8,963
Separate Accounts and Mutual Funds	29,884	27,507
Total AV and AUA (1)	$39,267	$36,470
____________
(1)    AV presented are net of reinsurance.

The following table summarizes a roll-forward of AV and AUA for our Group Retirement segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Balance, beginning of period	$38,490	$33,567	$36,470	$32,005
Gross Premiums	1,570	965	2,588	1,862
Surrenders, withdrawals and benefits	(1,162)	(985)	(2,312)	(1,853)
Net flows (1)	408	(20)	276	9
Investment performance, interest credited and policy charges (1)	369	1,439	2,521	2,946
Other (2)	—	—	—	26
Balance, end of period	$39,267	$34,986	$39,267	$34,986
____________
(1)Net of the Global Atlantic transaction.
(2)For the six months ended June 30, 2023, amounts reflect a total special payment applied to the accounts of active clients as part of a previously disclosed settlement agreement between Equitable Financial and the SEC.
Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023 for the Group Retirement Segment
Operating earnings
Operating earnings increased by $16 million to $123 million during the three months ended June 30, 2024 from $107 million in the three months ended June 30, 2023. The following notable items were the primary drivers of the change in operating earnings:
Favorable items included:
•Fee-type revenue increased by $9 million primarily due to higher average Separate Account AV from market appreciation.
•Amortization of DAC decreased by $7 million mainly due to a favorable one-time adjustment.
•Net investment income increased by $7 million due to higher investment yields and higher asset balances.
These were partially offset by the following unfavorable items:
•Interest credited to policyholders’ account balances increased by $4 million mainly due to higher account balances in our institutional market and higher crediting rates.
•Income tax expense increased by $5 million mainly driven by higher pretax earnings for the second quarter 2024 compared to the second quarter2023.
See “—Significant Factors Impacting Our Results—Effect of Assumption Updates on Operating Results” for more information regarding assumption updates.
Net Flows and AV
•The increase in AV of $0.8 billion in the three months ended June 30, 2024 was driven by equity market depreciation of $369 million and net inflows of $408 million.
•Net inflows of $408 million for the three months ended June 30, 2024 increased by $428 million compared to the three months ended June 30, 2023, driven by large lump sum premium in our institutional market partially offset by higher surrenders from our tax-exempt and corporate markets.
Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023 for the Group Retirement Segment

Operating earnings
Operating earnings increased by $53 million to $249 million during the six months ended June 30, 2024 from $196 million during the six months ended June 30, 2023. The following were notable changes in operating earnings (losses):
Favorable items included:
•Net investment income increased by $37 million due to higher investment yields, higher Alternative investment income and higher asset balances.
•Fee-type revenue increased by $33 million primarily due to higher average Separate Account AV from market appreciation.
•Amortization of DAC decreased by $7 million mainly due to a favorable one-time balance adjustment.
These were partially offset by the following unfavorable items:
•Compensation, benefits and other operating costs and expenses increased by $6 million mainly due to expansion of our Institutional business.
•Commissions and distribution-related payments increased by $5 million mainly due to higher premium-based and asset-based commission payments.
•Income tax expense increased by $8 million due to higher pre-tax earnings partially offset by a lower effective tax rate for the six months ended June 30, 2024 compared to six months ended June 30, 2023.
Net Flows and AV
•The increase in AV of $2.8 billion in the six months ended June 30, 2024 was driven by equity market appreciation and net outflows of $276 million.
•Net inflows of $276 million for the six months ended June 30, 2024 increased $267 million compared to the six months ended June 30, 2023, driven by large lump sum premium in our institutional market partially offset by higher surrenders from our tax-exempt and corporate markets.
Asset Management
The Asset Management segment provides diversified investment management and related services to a broad range of clients around the world. Operating earnings (loss), net of tax, presented here represents our average economic interest in AB of approximately 61%, and 61% during the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Operating earnings (loss)	$101	$99	$207	$198

Key components of operating earnings (loss) were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
REVENUES
Net investment income (loss)	$7	$2	$15	$11
Net derivative gains (losses)	(1)	(1)	(6)	(11)
Investment management, service fees and other income	1,045	999	2,135	2,009
Segment revenues	$1,051	$1,000	$2,144	$2,009

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
BENEFITS AND OTHER DEDUCTIONS
Commissions and distribution related payments	$180	$150	$353	$298
Compensation, benefits and other operating costs and expenses	621	633	1,276	1,256
Interest expense	12	14	29	28
Segment benefits and other deductions	$813	$797	$1,658	$1,582

Changes in AUM in the Asset Management segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in billions)
Balance, beginning of period	$758.7	$675.9	$725.2	$646.4
Long-term flows
Sales/new accounts	31.9	22.4	64.5	48.0
Redemptions/terminations	(25.7)	(23.1)	(50.8)	(43.7)
Cash flow/unreinvested dividends	(5.3)	(3.3)	(12.3)	(7.5)
Net long-term (outflows) inflows	0.9	(4.0)	1.4	(3.2)
Market appreciation (depreciation)	9.9	19.6	42.9	48.3
Net change	10.8	15.6	44.3	45.1
Balance, end of period	$769.5	$691.5	$769.5	$691.5

Average AUM in the Asset Management segment for the periods presented by distribution channel and investment services were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in billions)
Distribution Channel:
Institutions	$319.6	$305.1	$318.2	$304.6
Retail	308.0	259.9	301.7	255.9
Private Wealth	127.9	113.4	125.7	111.6
Total	$755.5	$678.4	$745.6	$672.1

Investment Service:
Equity Actively Managed	$259.7	$230.3	$255.9	$228.4
Equity Passively Managed (1)	64.2	57.7	63.9	56.8
Fixed Income Actively Managed – Taxable	212.9	199.4	211.0	197.2
Fixed Income Actively Managed – Tax-exempt	64.7	55.5	63.5	54.8
Fixed Income Passively Managed (1)	11.0	9.5	11.1	9.5
Alternatives/Multi-Asset Solutions (2)	143.0	126.0	140.2	125.4
Total	$755.5	$678.4	$745.6	$672.1
____________
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity of fixed income services.

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023 for the Asset Management Segment
Operating earnings
Operating earnings increased $2 million to $101 million during the three months ended June 30, 2024 from $99 million during the three months ended June 30, 2023. The following notable items were the primary drivers of the change in operating earnings:
Favorable items included:
•Fee-type revenue increased by $46 million primarily due to higher investment base advisory fees and higher distribution revenue from higher average AUM, higher performance based fees, partially offset by lower revenue from Bernstein Research Services due to the sale of this business completed during April 2024.
•Compensation, benefits, interest expense and other operating costs decreased by $14 million mainly due to lower base compensation and other expenses driven by the sale of Bernstein Research Services, partially offset by higher incentive compensation related to higher average AUM.
•Net investment income increased by $5 million mainly due to higher gains primarily from seed capital investments.

These were partially offset by the following unfavorable items included:
•Commissions and distribution-related payments increased by $30 million mainly due to higher payments for the distribution of AB mutual funds resulting from higher average AUM.
•Net income attributable to noncontrolling interest increased by $15 million due to higher pre-tax earnings.
•Income tax expense increased by $18 million primarily due to higher effective tax rate and higher pre-tax earnings for the second quarter 2024 compared to the second quarter 2023.
Long-Term Net Flows and AUM
•Total AUM as of June 30, 2024 was $769.5 billion, up $10.8 billion or 1.4%, compared to March 31, 2024. During the second quarter 2024, AUM increased as a result of market appreciation of $9.9 billion and net inflows of $0.9 billion. Market appreciation was attributed to Retail of 5.6 billion, Private Wealth of 2.3 billion and Institutions of 2.0 billion. Net inflows were due to Retail net inflows of $2.8 billion offset by Institutions net outflows of $1.8 billion, and Private Wealth net outflows of $0.1 billion.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023 for the Asset Management Segment
Operating earnings
Operating earnings increased $9 million to $207 million during the six months ended June 30, 2024 from $198 million in the six months ended June 30, 2023. The following were notable changes in operating earnings (losses):
Favorable items included:
•Fee-type revenue increased by $126 million primarily due to higher investment base advisory fees and higher distribution revenue from higher average AUM, higher performance based fees, partially offset by lower revenue from Bernstein Research Services due to the sale of this business completed during April 2024.
These were offset by the following unfavorable items:
•Commissions and distribution-related payments increased by $55 million mainly due to higher payments to financial intermediaries for the distribution of AB mutual funds resulting from higher average AUM.
•Compensation, benefits, interest expense and other operating costs increased by $21 million mainly due to higher incentive compensation expense, partially offset by lower base compensation and other expenses driven by the sale of Bernstein Research Services and the recognition of a $21 million incentive grant gain in connection with the AB headquarters relocation to Nashville.
•Net income attributable to noncontrolling interest increased by $24 million due to higher pre-tax earnings.
•Income tax expense increased by $26 million primarily due to a higher effective tax rate and higher pre-tax earnings for the six months ended June 30, 2024 compared to six months ended June 30, 2023.
Long-Term Net Flows and AUM
•Total AUM as of June 30, 2024 was $769.5 billion, up $44.3 billion, or 6.1%, compared to December 31, 2023. The increase is a result of market appreciation of $42.9 billion and net inflows of $1.4 billion. Market appreciation of $42.9 billion attributed to Retail of $22.7 billion, Institutions of $11.6 billion and Private Wealth of $8.6 billion. Net inflows were driven by Retail and Private Wealth net inflows of $6.9 billion and $0.5 billion, which were partially offset by Institutions net outflows of $6.0 billion.
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
The following table summarizes operating earnings (loss) of our Protection Solutions segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Operating earnings (loss)	$67	$24	$108	$(11)

Key components of operating earnings (loss) were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
REVENUES
Policy charges, fee income and premiums	$532	$524	$1,060	$1,044
Net investment income	260	242	517	459
Net derivative gains (losses)	(1)	(16)	(1)	(18)
Investment management, service fees and other income	43	34	83	66
Segment revenues	$834	$784	$1,659	$1,551

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$473	$484	$960	$1,019
Remeasurement of liability for future policy benefits	(12)	(2)	(16)	4
Interest credited to policyholders’ account balances	135	130	268	255
Commissions and distribution related payments	43	36	83	70
Amortization of deferred policy acquisition costs	32	30	62	59
Compensation, benefits and other operating costs and expenses	86	77	177	157
Segment benefits and other deductions	$757	$755	$1,534	$1,564
The following table summarizes Protection Solutions Reserves for our Protection Solutions segment:

	June 30, 2024	December 31, 2023
	(in millions)
Protection Solutions Reserves (1)
General Account	$18,150	$18,184
Separate Accounts	17,761	16,337
Total Protection Solutions Reserves	$35,911	$34,521
_______________
(1)Does not include Protection Solutions Reserves for our employee benefits business as it is a scaling business and therefore has immaterial in-force policies.
The following table presents our in-force face amounts for our individual life insurance products:

	June 30, 2024	December 31, 2023
	(in billions)
In-force face amount by product: (1)
Universal Life (2)	$39.6	$40.9
Indexed Universal Life	26.5	26.9
Variable Universal Life (3)	139.0	136.9
Term	205.5	206.5
Whole Life	1.1	1.1
Total in-force face amount	$411.7	$412.3
_______________
(1)Includes individual life insurance and does not include employee benefits as it is a scaling business and therefore has immaterial in-force policies.
(2)UL includes GUL.
(3)VUL includes VL and COLI.

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023 for the Protection Solutions Segment
Operating earnings (loss)
Operating earnings increased by $43 million to $67 million during the three months ended June 30, 2024 from $24 million in the three months ended June 30, 2023. The following notable items were the primary drivers of the change in operating earnings:
Favorable items included:
•Net investment income increased by $18 million mainly due to higher Alternative investment income and higher investment yields.
•Fee-type revenue increased by $17 million mainly driven by Employee Benefits premium growth.
•Net derivative lossses decreased by $15 million mainly due to inflation swaps.
•Policyholders’ benefits decreased by $11 million mainly due to lower net mortality.
•Remeasurement of liability for future policy benefits decreased by $10 million mainly due to impact from more favorable mortality in the second quarter of 2024 as compared to the second quarter of 2023.
These were partially offset by the following unfavorable items:
•Compensation, benefits, interest expense and other operating costs increased by $9 million mainly driven by higher Benefits and Taxes and higher Sub-Advisory fees.
•Commissions and distribution-related payments increased by $7 million mainly due to growth in Employee Benefits and Life Insurance.
•Income tax expense increased by $6 million primarily due to higher pre-tax earnings, partially offset by a lower effective tax rate for the second quarter 2024 compared to the second quarter 2023.
Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023 for the Protection Solutions Segment
Operating earnings (loss)
Operating earnings increased $119 million to $108 million during the six months ended June 30, 2024 from $11 million loss in the six months ended June 30, 2023. The following were notable changes in operating earnings (losses):
Favorable items included:
•Policyholders’ benefits decreased by $59 million mainly due to lower net mortality, partially offset growth in Employee Benefits.
•Net investment income increased by $58 million mainly due to higher Alternative investment income and higher investment yields.
•Fee-type revenue increased by $33 million mainly driven by higher premiums due to growth in Employee Benefits.
•Remeasurement of liability for future policy benefits decreased by $20 million mainly due to impact from more favorable mortality in the second quarter of 2024 as compared to the second quarter of 2023.
•Net derivative losses decreased by $17 million mainly due to inflation swaps.
These were partially offset by the following unfavorable items:
•Compensation, benefits, interest expense and other operating costs increased by $20 million mainly due to higher Benefits and Taxes and higher Sub-Advisory fees.
•Interest credited to policyholders’ account balances increased by $13 million mainly due to higher interest rates.
•Commissions and distribution-related payments increased by $13 million mainly due to growth in Employee Benefits and Life.

•Income tax expense increased by $20 million primarily due to higher pre-tax earnings, partially offset by a lower effective tax rate for the six months ended June 30, 2024 compared to the six months ended June 30,2023.
Wealth Management
The Wealth Management segment is an emerging leader in the wealth management space with a differentiated advice value proposition that offers discretionary and non-discretionary investment advisory accounts, financial planning and advice, life insurance, and annuity products. In 2023, we began reporting this business separately from our other segments and Corporate and Other.
The following table summarizes operating earnings (loss) of our Wealth Management segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Operating earnings (loss)	$44	$42	$87	$74

Key components of operating earnings (loss) were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
REVENUES
Net investment income	$4	$3	$8	$5
Investment management, service fees and other income	438	388	857	748
Segment revenues	$442	$391	$865	$753

BENEFITS AND OTHER DEDUCTIONS
Commissions and distribution-related payments	$282	$243	$542	$471
Compensation, benefits and other operating costs and expenses	99	94	204	185
Segment benefits and other deductions	$381	$337	$746	$656
The following table summarizes revenue by activity type for our Wealth Management segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Revenue by Activity Type
Investment management, service fees and other income:
Investment management and advisory fees	$161	$134	$311	$261
Distribution fees	260	239	513	456
Interest income	12	13	25	24
Service and other income	5	3	8	7
Total Investment management, service fees and other income	$438	$388	$857	$748

The following table summarizes a roll-forward of AUA for our Wealth Management segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Total Wealth Management Assets
Advisory assets:
Beginning, beginning of period	$58,075	$47,844	$55,072	$45,544
Advisory Net Flows	1,539	697	1,364	1,525
Advisory Market appreciation (depreciation) and other	784	2,321	3,962	3,793
Advisory ending assets	$60,398	$50,862	$60,398	$50,862

Brokerage and direct assets	33,418	$29,559	$33,418	$29,559

Balance, end of period	$93,816	$80,421	$93,816	$80,421
Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023 for the Wealth Management Segment
Operating earnings
Operating earnings increased by $2 million to $44 million during the three months ended June 30, 2024 from $42 million in the three months ended June 30, 2023. The following were notable changes:
Favorable items included:
•Investment management, service fees and other income increased by $50 million mainly due to higher Advisory fee type revenue attributed to higher average assets balances combined with increased distribution fees from higher retirement sales.
These were partially offset by the following unfavorable items:
•Commissions and distribution-related payments increased by $39 million mainly due to higher distribution and advisory fee type revenue from higher retirement sales and average asset balances.
•Compensation, benefits and other operating costs and expenses increased by $5 million mainly due to higher variable compensation from higher sales.
•Income tax expense increased by $5 million primarily due to higher pre-tax earnings.
Net Flows and AV
•The increase in AUA of $2.3 billion.in the three months ended June 30, 2024 was mainly driven by strong advisory net flows of $$1.5 billion and market appreciation.
•Advisory net inflows of $1.5 billion were $842 million higher than in the three months ended June 30, 2023 mainly driven by increased sales.
Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023 for the Wealth Management Segment
Operating earnings
Operating earnings increased $13 million to $87 million during the six months ended June 30, 2024 compared to $74 million in the six months ended June 30, 2023. The following were notable changes in operating earnings (losses):

Favorable items included:
•Investment management, service fees and other income increased by $109 million mainly due to higher distribution and advisory fees type revenue from higher retirement sales and average asset balances.
These were partially offset by the following unfavorable items:
•Commissions and distribution-related payments increased by $71 million mainly due to higher distribution and advisory fee-type revenue from higher retirement sales and average asset balances.
•Compensation, benefits and other operating costs and expenses increased by $19 million mainly due to higher variable compensation from higher sales.
•Income tax expense increased by $9 million primarily due to higher effective tax rate and higher pre-tax earnings for 2024 compared to 2023.
Net Flows and AUA
•The increase in AUA of $6.8 billion in the six months ended June 30, 2024 was driven by equity market appreciation and advisory net flows of $1.4 billion driven by sales.
Legacy
The Legacy segment consists of our capital intensive fixed-rate GMxB business written prior to 2011.
The following table summarizes operating earnings (loss) of our Legacy segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Operating earnings (loss)	$41	$45	$92	$105

Key components of operating earnings (loss) were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
REVENUES
Policy charges, fee income and premiums	$41	$44	$88	$78
Net investment income	59	60	121	126
Investment management, service fees and other income	100	99	201	205
Segment revenues	$200	$203	$410	$409

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$60	$61	$119	$107
Remeasurement of liability for future policy benefits	2	—	—	—
Interest credited to policyholders’ account balances	11	12	22	24
Commissions and distribution-related payments	41	43	81	86
Amortization of deferred policy acquisition costs	15	16	31	32
Compensation, benefits and other operating costs and expenses	23	19	50	37
Segment benefits and other deductions	$152	$151	$303	$286

The following table summarizes AV for our Legacy segment:

	June 30, 2024	December 31, 2023
	(in millions)
AV (1)
General Account	$810	$849
Separate Accounts	21,417	21,316
Total AV	$22,227	$22,165
_______________
(1)AV presented are net of reinsurance.
The following table summarizes a roll-forward of AV for our Legacy segment net of the Venerable Transaction :

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Balance, beginning of period	$22,840	$22,020	$22,165	$21,482
Gross Premiums	63	54	124	126
Surrenders, withdrawals and benefits	(735)	(623)	(1,455)	(1,218)
Net flows	(672)	(569)	(1,331)	(1,092)
Investment performance, interest credited and policy charges	59	921	1,393	1,982
Balance, end of period	$22,227	$22,372	$22,227	$22,372

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2024 for the Legacy segment
Operating earnings
Operating earnings decreased $4 million to $41 million during the three months ended June 30, 2024 from $45 million in the three months ended June 30, 2023. The primary driven by lower Venerable cost of reinsurance amortization from run-off of the business and lower mortality margin primarily due to unfavorable mortality.
Net Flows and AV
•The decrease in AV of $613 million in the three months ended June 30, 2024 was driven by net outflows of $672 million partially offset a positive investment performance of $59 million.
•Net outflows of $672 million were $103 million higher than in the three months ended June 30, 2024, mainly driven by continuing runoff of the business.
Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023 for the Legacy Segment
Operating earnings
Operating earnings decreased $13 million to $92 million during the three months ended June 30, 2024 from $105 million in the six months ended June 30, 2023. The following were notable changes in operating earnings (losses):
Unfavorable items included:
•Compensation, benefits, interest expense and other operating costs increased by $13 million mainly due to higher subadvisory expenses as a result of higher average Separate Account AV and increased benefits cost.
•Policyholders’ benefits increased by $12 million mainly due to higher benefits from GMIB annuitizations, partially offset by higher premiums in fee-type revenue.

•Net investment income decreased by $5 million mainly due to lower asset balances.
These were partially offset by the following favorable items:
•Fee-type revenue increased by $6 million mainly driven by higher separate account values.
•Commissions and distribution-related payments decreased by $5 million mainly due to an adjustment to the Wealth Management commissions calculation.
Net Flows and AV
•The increase in AV of $62 million in the six months ended June 30, 2024 was driven by equity market appreciation, partially offset by net outflows of $1.3 billion.
•Net outflows of $1.3 billion were $239 million higher than in the six months ended June 30, 2023, mainly driven by continuing runoff of the bus
Corporate and Other
Corporate and Other includes some of our financing and investment expenses. It also includes: the Closed Block, run-off variable annuity reinsurance business, run-off group pension business, run-off health business, benefit plans for our employees, certain strategic investments and certain unallocated items, including capital and related investments, interest expense and financing fees and corporate expense. AB’s results of operations are reflected in the Asset Management segment. Accordingly, Corporate and Other does not include any items applicable to AB.
The following table summarizes operating earnings (loss) of Corporate and Other:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Operating earnings (loss)	$(116)	$(110)	$(221)	$(191)
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

	Three months ended June 30,
	2024			2023
	Yield		Amount (2)	Yield		Amount (2)
	(Dollars in millions)
Fixed Maturities:
Income (loss)	4.35%	a	$838	4.12%	a	$750
Ending assets			79,124			73,413
Mortgages:
Income (loss)	5.10%	a	238	4.61%	a	198
Ending assets			18,802			17,364
Other Equity Investments: (1)
Income (loss)	6.23%	a	55	0.47%	a	4
Ending assets			3,598			3,575
Trading Securities:
Income (loss)	1.46%		2	—%		—
Ending assets			495			—
Policy Loans:
Income (loss)	5.24%	a	55	5.11%	a	52
Ending assets			4,247			4,061
Cash and Short-term Investments:
Income (loss)	(2.26)%	a	(36)	(1.96)%	a	(17)
Ending assets			5,817			4,773
Repurchase and funding agreements:
Interest expense and other			(81)			(107)
Ending assets (liabilities)			(7,165)			(8,875)
Total Invested Assets:
Income (loss)	4.15%		1,071	3.80%		880
Ending Assets			104,918			94,311
Short Duration Fixed Maturities:
Income (loss)	—%		—	4.18%		1
Ending assets			—			67
Total:
Investment income (loss)	4.15%		1,071	3.80%		881
Less: investment fees (3)	(0.18)%		(47)	(0.17)%		(38)
Investment Income, Net	3.97%		1,024	3.64%		843
Ending Net Assets			$104,918			$94,378

	Six Months Ended June 30,				Year Ended December 31
	2024		2023		2023
	Yield	Amount (2)	Yield	Amount (2)	Yield	Amount (2)
	(Dollars in millions)
Fixed Maturities:
Income (loss)	4.39%	$1,656	4.03%	$1,464	4.17%	$3,103
Ending assets		79,124		73,413		73,526
Mortgages:
Income (loss)	5.10%	473	4.42%	375	4.65%	806
Ending assets		18,802		17,364		18,171
Other Equity Investments: (1)
Income (loss)	6.23%	110	2.55%	45	3.88%	135
Ending assets		3,598		3,575		3,433
Trading Securities:
Income (loss)	0.73%	2	—%	—	—	—
Ending assets		495		—		—
Policy Loans:
Income (loss)	5.23%	110	5.11%	103	5.30%	216
Ending assets		4,247		4,061		4,158
Cash and Short-term Investments: (3)
Income (loss)	(2.13)%	(65)	(3.00)%	(40)	(2.51)%	(81)
Ending assets		5,817		4,773		4,718
Funding agreements:
Interest expense and other		(155)		(194)		(425)
Ending assets (liabilities)		(7,165)		(8,875)		(7,616)
Total Invested Assets:
Income (loss)	4.21%	2,131	3.84%	1,753	3.98%	3,754
Ending Assets		104,918		94,311		96,390
Short Duration Fixed Maturities:
Income (loss)	—%	—	3.97%	2	4.14%	3
Ending assets		—		67		16
Total:
Investment income (loss)	4.22%	2,131	3.84%	1,755	3.98%	3,757
Less: investment fees (4)	(0.17)%	(88)	(0.17)%	(78)	(0.18)%	(166)
Investment Income, Net	4.04%	2,043	3.67%	1,677	3.80%	3,591
Ending Net Assets		$104,918		$94,378		$96,406
_____________
(1)Includes, as of June 30, 2024, June 30, 2023 and December 31, 2023 respectively, $371 million, $466 million and $361 million of other invested assets. Amounts for certain consolidated VIE investments are shown net of associated non-controlling interest.
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

AFS Fixed Maturities by Industry
The following table sets forth these fixed maturities by industry category along with their associated gross unrealized gains and losses:
AFS Fixed Maturities by Industry (1)

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total (%)
	(Dollars in millions)
As of June 30, 2024
Corporate Securities:
Finance	$15,718	$—	$44	$1,569	$14,193	20%
Manufacturing	11,467	1	25	1,557	9,934	14%
Utilities	7,545	—	32	1,050	6,527	9%
Services	8,718	3	53	1,125	7,643	11%
Energy	2,790	—	16	339	2,467	4%
Retail and wholesale	2,540	—	21	247	2,314	3%
State and Political	99	—	—	18	81	—%
Transportation	1,557	—	6	153	1,410	2%
Other	1,388	—	12	194	1,206	2%
Total corporate securities	51,822	4	209	6,252	45,775	65%
U.S. government	5,773	—	—	1,363	4,410	6%
Residential mortgage-backed (2)	3,519	—	10	150	3,379	5%
Preferred stock	56	—	3	1	58	—%
State & political	519	—	2	84	437	—%
Foreign governments	707	—	1	128	580	1%
Commercial mortgage-backed	3,864	—	2	439	3,427	5%
Asset-backed securities (3)	12,864	—	64	76	12,852	18%
Total	$79,124	$4	$291	$8,493	$70,918	100%

As of December 31, 2023
Corporate Securities:
Finance	$13,181	$2	$49	$1,209	$12,019	18%
Manufacturing	11,333	1	60	1,330	10,062	15%
Utilities	6,838	1	44	826	6,055	9%
Services	8,242	—	79	917	7,404	11%
Energy	3,758	—	26	447	3,337	5%
Retail and wholesale	3,253	—	30	306	2,977	4%
Transportation	2,493	—	22	290	2,225	3%
Other	190	—	9	13	186	—%
Total corporate securities	49,288	4	319	5,338	44,265	65%
U.S. government	5,735	—	2	1,106	4,631	7%
Residential mortgage-backed (2)	2,470	—	18	133	2,355	4%
Preferred stock	56	—	3	—	59	—%
State & political	614	—	9	74	549	1%
Foreign governments	719	—	3	111	611	1%
Commercial mortgage-backed	3,595	—	2	515	3,082	5%
Asset-backed securities (3)	11,049	—	52	110	10,991	17%
Total	$73,526	$4	$408	$7,387	$66,543	100%
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
The following table sets forth the General Account’s fixed maturities portfolio by NAIC rating:
AFS Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
As of June 30, 2024
1................................	Aaa, Aa, A	$52,384	$—	$152	$5,374	$47,162
2................................	Baa	24,727	—	127	3,040	21,814
	Investment grade	77,111	—	279	8,414	68,976
3................................	Ba	1,066	—	4	52	1,018
4................................	B	770	—	6	11	765
5................................	Caa	164	4	1	16	145
6................................	Ca, C	13	—	1	—	14
	Below investment grade	2,013	4	12	79	1,942
Total Fixed Maturities		$79,124	$4	$291	$8,493	$70,918

As of December 31, 2023:
1................................	Aaa, Aa, A	$47,694	$—	$217	$4,660	$43,251
2................................	Baa	23,476	—	179	2,635	21,020
	Investment grade	71,170	—	396	7,295	64,271
3................................	Ba	1,292	2	5	60	1,235
4................................	B	927	—	5	23	909
5................................	Caa	134	2	2	8	126
6................................	Ca, C	3	—	—	1	2
	Below investment grade	2,356	4	12	92	2,272
Total Fixed Maturities		$73,526	$4	$408	$7,387	$66,543

Mortgage Loans
The mortgage portfolio primarily consists of commercial, agricultural, and residential mortgage loans. The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The commercial mortgage loan portfolio is backed by high quality properties located in primary markets typically owned by experienced institutional investors with a demonstrated ability to manage their assets through business cycles. Our commercial loan portfolio is monitored on an ongoing basis, assigning credit quality ratings for each loan, with the particular emphasis on loans that are scheduled to mature in the next 12 to 24 months. As of 2Q24, remaining scheduled maturities are $0.9 billion, 6% of the commercial mortgage portfolio.Scheduled maturities for full year 2025, are $1.5 billion, 9% of the commercial mortgage portfolio. The commercial mortgage portfolio consists of 87% fixed rate loans and 13% floating rate loans. For floating rate loans, the borrower is typically required to purchase an interest rate cap to the scheduled maturity of the loan to protect against rising rates.
Commercial mortgage loans are evaluated annually to determine a current LTV ratio. Property financial statements, current rent roll, lease maturities, tenant creditworthiness, property physical inspections, and forecasted leasing market strength are used to develop projected cash flows. A discounted cash flow methodology which incorporates market data is used to determine property values. The average LTV ratio at origination provided by a certified appraisal firm was 53%. The average LTV ratio was 66% and 64% at June 30, 2024 and December 31, 2023, respectively, which reflects the most recent opinion of value on the underlying collateral.
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
The tables below show the breakdown of the amortized cost of the General Account’s investments in mortgage loans by geographic region and property type:
Mortgage Loans by Region and Property Type

	June 30, 2024		December 31, 2023
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
By Region:
U.S. Regions:
Pacific	$5,223	27%	$5,004	27%
Middle Atlantic	3,713	20	3,678	20
South Atlantic	2,905	15	2,809	15
East North Central	1,115	6	1,102	6
Mountain	1,669	9	1,557	8
West North Central	811	4	828	5
West South Central	1,371	7	1,336	7
New England	885	5	865	5
East South Central	610	3	527	3
Total U.S.	18,302	96	17,706	96
Other Regions:
Europe	734	4	744	4
Total Other	734	4	744	4
Total Mortgage Loans	$19,036	100%	$18,450	100%

By Property Type:
Office	$4,718	25%	$4,756	26%
Multifamily	6,488	34	6,500	34
Agricultural loans	2,562	13	2,545	14
Retail	629	3	305	2
Industrial	2,322	12	2,366	13
Hospitality	631	4	595	3
Residential	777	4	298	2
Other	909	5	1,085	6
Total Mortgage Loans	$19,036	100%	$18,450	100%
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
At June 30, 2024 and December 31, 2023, the fair value of alternative investments was $3.0 billion and $2.7 billion respectively. Alternative investments were 2.5% and 2.5% of cash and invested assets at June 30, 2024 and December 31, 2023, respectively.

Alternative Investments (1)

	June 30, 2024		December 31, 2023
	Fair Value	%	Fair Value	%
	(in millions)
Private Equity	$1,508	51%	$1,455	53%
Private Debt	267	9%	161	6%
Infrastructure	221	7%	208	8%
Real Estate	638	22%	603	22%
Hedge Funds	55	2%	57	2%
Other (2)	276	9%	264	9%
Total (3)	$2,965	100%	$2,748	100%
_____________
(1)Reported in Other Equity Investments in the consolidated balance sheets.
(2)Includes CLO equity, co-investments and investments in other strategies. CLO equity investments are consolidated and assets are reported in Fixed Maturities, at fair value using the fair value option in the consolidated balance sheets.
(3)Includes $456 million and $455 million of non-General Account assets as of June 30, 2024 and December 31, 2023, respectively.
Liquidity and Capital Resources
Liquidity refers to our ability to generate adequate amounts of cash from our operating, investment and financing activities to meet our cash requirements with a prudent margin of safety. Capital refers to our long-term financial resources available to support business operations and future growth. Our ability to generate and maintain sufficient liquidity and capital is dependent on the profitability of our businesses, timing of cash flows related to our investments and products, our ability to access the capital markets, general economic conditions and the alternative sources of liquidity and capital described herein. When considering our liquidity and cash flows, we distinguish between the needs of Holdings and the needs of our insurance and non-insurance subsidiaries. We also distinguish and separately manage the liquidity and capital resources of our retirement and protection businesses (our Individual Retirement, Group Retirement, Protection Solutions and Legacy segments) and our Asset Management and Wealth Management segments.
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
Sources and Uses of Holding Company Highly Liquid Assets
The following table sets forth Holdings’ principal sources and uses of highly liquid assets:

	Six Months Ended June 30,
	2024	2023
	(in millions)
Highly Liquid Assets, beginning of period	$1,998	$1,992
Dividends from subsidiaries	338	1,335
Issuance of loans to affiliates	—	—
Capital contribution from parent company	—	—

	Six Months Ended June 30,
	2024	2023
	(in millions)
Capital contributions to subsidiaries	—	(1,050)
M&A Activity	—	—
Total Business Capital Activity	338	285

Purchase of treasury shares	(500)	(440)
Shareholder dividends paid	(151)	(150)
Total Share Repurchases, Dividends and Acquisition Activity	(651)	(590)
Issuance of preferred stock	—	—
Preferred stock dividend	(40)	(40)
Total Preferred Stock Activity	(40)	(40)

Issuance of long-term debt	600	500
Repayment of long-term debt	(570)	(520)
Total External Debt Activity	30	(20)

Proceeds from loans from affiliates	—	—
Net decrease (increase) in existing facilities to affiliates (1)	281	120
Total Affiliated Debt Activity	281	120

Interest paid on external debt and P-Caps	(114)	(104)
Others, net	88	(11)
Total Other Activity	(26)	(115)

Net increase (decrease) in highly liquid assets	(68)	(360)
Highly Liquid Assets, end of period	$1,930	$1,632
_______________
(1)     Represents net activity of draws and repayments of existing credit facilities between Holdings and affiliates.
Capital Contribution to Our Subsidiaries
No capital contributions were made during the six months ended June 30, 2024.
Loans from Our Subsidiaries
There were no new loans from our subsidiaries during the six months ended June 30, 2024.
Cash Distributions from Our Non-Insurance Subsidiaries
During the six months ended June 30, 2024, Holdings received cash distributions of $221 million from AB and $117 million from the investment management contracts with EFIM and EIM.
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
In 2024, Equitable America has Ordinary Dividend capacity of approximately $440 million. Based on the NYDFS formula, Equitable Financial has no Ordinary Dividend capacity in 2024. Holdings received a dividend distribution from Equitable America of $$441 million during July 2024.
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
As of June 30, 2024, Holdings and its non-insurance company subsidiaries hold approximately 170.1 million AB Units, 4.1 million AB Holding Units and the 1% General Partnership interest in ABLP.
As of June 30, 2024, the ownership structure of ABLP, including AB Units outstanding as well as the general partner’s 1% interest, was as follows:

Owner	Percentage Ownership
EQH and its subsidiaries	59.7%
AB Holding	39.6%
Unaffiliated holders	0.7%
Total	100.0%
Including both the general partnership and limited partnership interests in AB Holding and ABLP, Holdings and its subsidiaries had an approximate 61.1% economic interest in AB as of June 30, 2024.
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
On December 15, 2023, the Company added a $75 million commitment from TD Bank to the Credit Facility, raising the facility amount to $1.6 billion. Additionally, the Company entered in a letter of credit facility with MUFG Bank on January 23, 2024, in a face amount of $200 million to replace a $150 million facility with HSBC that expired on February 16, 2024.

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
The Credit Facility and LOC Facilities contain certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries and the dollar amount of secured indebtedness that may be incurred by us, which could restrict our operations and use of funds. The right to borrow funds under the Credit Facility and LOC Facilities is subject to the fulfillment of certain conditions, including compliance with all covenants, and the ability to borrow thereunder is also subject to the continued ability of the lenders that are or will be parties to the facilities to provide funds. As of June 30, 2024, we were in compliance with these covenants.
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
Sources and Uses of Liquidity of our Asset Management Segment
The principal sources of liquidity for our Asset Management business include investment management fees and borrowings under its credit facilities and commercial paper program. The principal uses of liquidity include general and administrative expenses, business financing and distributions to holders of AB Units and AB Holding Units plus interest and debt service. The primary liquidity risk for our fee-based Asset Management business is its profitability, which is impacted by market conditions and our investment management performance.
AB Commercial Paper
As of June 30, 2024, AB had $0 million of commercial paper outstanding. As of December 31, 2023, AB had $254 million of commercial paper outstanding with an interest rate of 5.4%. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings for the commercial paper outstanding during the second quarter 2024 and full year 2023 were $367 million and $268 million, respectively, with weighted average interest rates of approximately 5.4% and 5.2%, respectively.
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
The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of June 30, 2024, AB was in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.
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
As of June 30, 2024 and December 31, 2023, AB had no amounts outstanding under the AB Credit Facility. During the six months ended June 30, 2024 and the full year 2023, AB and SCB LLC did not draw upon the AB Credit Facility.
In addition, SCB LLC has five uncommitted lines of credit with five financial institutions. Four of these lines of credit permit borrowing up to an aggregate of approximately $315 million, with AB named as an additional borrower, while the other line has no stated limit. AB has agreed to guarantee the obligations on SCB LLC under these lines of credit. As of June 30, 2024 and December 31, 2023, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings during the six months ended June 30, 2024 and the full year 2023 were $1 million and $1 million with weighted average interest rates of approximately 8.5% and 7.8%, respectively.

EQH Facility
AB has a $900 million committed, unsecured senior credit facility (the “EQH Facility”). The EQH Facility matures on November 4, 2024 and is available for AB’s general business purposes. Our intent is to amend and extend this facility before maturity. Borrowings under the EQH Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates.
The EQH Facility contains affirmative, negative and financial covenants which are substantially similar to those in AB’s committed bank facilities. As of June 30, 2024, AB was in compliance with these covenants. The EQH Facility also includes customary events of default substantially similar to those in AB’s committed bank facilities, including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lender’s commitment may be terminated.
Amounts under the EQH Facility may be borrowed, repaid and re-borrowed by AB from time to time until the maturity of the facility. AB or Holdings may reduce or terminate the commitment at any time without penalty upon proper notice. Holdings also may terminate the facility immediately upon a change of control of AB’s general partner.
As of June 30, 2024 and December 31, 2023, AB had $620 million and $900 million outstanding under the EQH Facility, with interest rates of approximately 5.3% and 5.3%, respectively. Average daily borrowing of the EQH Facility during the six months of 2024 and full year 2023 were $639 million and $743 million, respectively, with a weighted average interest rates of approximately 5.3% and 4.9%, respectively.
EQH Uncommitted Facility
In addition to the EQH Facility, AB has a $300 million uncommitted, unsecured senior credit facility (the “EQH Uncommitted Facility”) with EQH. The EQH Uncommitted Facility matures on September 1, 2024 and is available for AB’s general business purposes. Our intent is to amend and extend this facility before maturity. Borrowings under the EQH Uncommitted Facility bear interest generally at a rate per annum based on prevailing overnight commercial paper rates. The EQH Uncommitted Facility contains affirmative, negative and financial covenants, which are substantially similar to those in the EQH Facility. As of June 30, 2024, AB was in compliance with these covenants.
As of June 30, 2024 and December 31, 2023, AB had no amounts outstanding under the EQH Uncommitted Facility. During the first six months of 2024, AB did not draw upon the EQH uncommitted Facility. Average daily borrowing for the full year 2023 were $4 million with a weighted average interest rate of approximately 4.6%.
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
The following table sets forth the Company’s total consolidated borrowings. Short-term and long-term debt consists of the following:

	June 30,	December 31,
	2024	2023
	(in millions)
Short-term debt:
AB commercial paper	$—	$254
Total short-term debt	—	254
Long-term debt:
Senior Debenture, (7.0%, due 2028)	250	349
Senior Note (4.35% due 2028)	1,494	1,493
Senior Note (4.572% due 2029)	300	—
Senior Note (5.594% due 2033)	497	497
Senior Note (5.00% due 2048)	1,289	1,481
Total long-term debt	3,830	3,820
Total borrowings	$3,830	$4,074

Notes and Debentures
The Senior Notes and Senior Debentures contain customary affirmative and negative covenants, including a limitation on certain liens and a limit on the Company’s ability to consolidate, merge or sell or otherwise dispose of all or substantially all of its assets. The Senior Notes and Senior Debentures also include customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding Senior Notes and Senior Debentures may be accelerated. As of June 30, 2024, the Company is in compliance with all debt covenants.
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

	AM Best	S&P	Moody’s
Last review date	Feb '24	Feb '24	May '24
Financial Strength Ratings:
Equitable Financial Life Insurance Company	A	A+	A1
Equitable Financial Life Insurance Company of America	A	A+	A1
Credit Ratings:
Equitable Holdings, Inc.	bbb+	A-	Baa1
Last review date		May '24	Mar '24
AllianceBernstein L.P.		A	A2

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
Item 4.     Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures were effective.
No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Holdings during the three months ended June 30, 2024, of its common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/24 through 4/30/24	2,411,626	$37.32	2,411,626	$1,122,560,808
5/1/24 through 5/31/24	1,936,409	$40.13	1,936,409	1,044,861,349
6/1/24 through 6/30/24	1,963,565	$40.64	1,963,565	$958,061,717
Total	6,311,600	$39.21	6,311,600	$958,061,717

See Note 13 to the Notes to Consolidated Financial Statements for ASR transaction detail during the three months ended June 30, 2024.
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

The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our executive officers during the three months ended June 30, 2024, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans. The plan listed below is only executed when the stock price reaches a required minimum. In addition, the executive identified in the table below is required to maintain an ownership of the Company’s common stock with a value equal to at least a multiple of his annual base salary (6 times for Mr. Pearson).

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Start Date of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(1)	Aggregate Number of Securities to be Purchased or Sold
Mark Pearson President and Chief Executive Officer	5/30/2024	8/29/2024	8/15/2025	Sale of up to 360,000 shares(2) of common stock in several transactions through the scheduled expiration date in 2024.
(1)In each case, a Rule 10b5-1 trading plan may also expire on such earlier date as all transactions under the Rule 10b5-1 trading plan are completed.
(2)240,000 of Mr. Pearson’s shares consist of stock options and 120,000 of Mr. Pearson’s shares consist of common stock already owned.
Other than as set forth in the table above, during the three months ended June 30, 2024, none of the Company’s directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
Item 6.     Exhibits

Number		Description and Method of Filing
10.1	#	Amendment No. 5 to the Reimbursement Agreement, dated as of June 20, 2024, by and between Equitable Holdings, Inc. and Commerzbank AG, New York Branch.
10.2	#	Sixth Amendment to the Reimbursement Agreement, dated as of June 20, 2024, by and between Equitable Holdings, Inc. and Landesbank Hessen- Thüringen Girozentrale, New York Branch.
31.1	#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101).
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

Date: August 1, 2024	EQUITABLE HOLDINGS, INC.

	By:	/s/ Robin M. Raju
		Name:	Robin M. Raju
		Title:	Chief Financial Officer (Principal Financial Officer)

Date: August 1, 2024	By:	/s/ William Eckert
		Name:	William Eckert
		Title:	Chief Accounting Officer (Principal Accounting Officer)