Form 10-Q
period 2024-09-30
Equitable Holdings, Inc.
filed 2024-11-05
CIK 1333986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2024, 313,337,413 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

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

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

EQUITABLE HOLDINGS, INC.
Consolidated Balance Sheets
September 30, 2024 (Unaudited) and December 31, 2023

	September 30, 2024	December 31, 2023
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $81,681 and $74,033) (allowance for credit losses of $4 and $4)	$76,245	$67,030
Fixed maturities, at fair value using the fair value option (1)	1,700	1,654
Mortgage loans on real estate (net of allowance for credit losses of $261 and $279) (1)	19,237	18,171
Policy loans	4,293	4,158
Other equity investments (1)	3,731	3,384
Trading securities, at fair value	2,215	1,057
Other invested assets (1)	6,825	6,719
Total investments	114,246	102,173
Cash and cash equivalents (1)	9,579	8,239
Cash and securities segregated, at fair value	547	868
Broker-dealer related receivables	1,898	1,837
Deferred policy acquisition costs	7,031	6,705
Goodwill and other intangible assets, net	5,388	5,433
Amounts due from reinsurers (allowance for credit losses of $8 and $7)	8,222	8,352
Current and deferred income taxes	1,701	2,050
Purchased market risk benefits	8,492	9,427
Other assets (1)	3,738	3,323
Assets held-for-sale	—	565
Assets for market risk benefits	740	591
Separate Accounts assets	137,407	127,251
Total Assets	$298,989	$276,814
LIABILITIES
Policyholders’ account balances	$107,433	$95,673
Liability for market risk benefits	13,197	14,612
Future policy benefits and other policyholders' liabilities	17,936	17,363
Broker-dealer related payables	1,382	1,232
Customer related payables	1,795	2,201
Amounts due to reinsurers	1,421	1,450
Short-term debt	—	254
Long-term debt	3,831	3,820
Notes issued by consolidated variable interest entities, at fair value using the fair value option (1)	1,744	1,559
Other liabilities (1)	6,645	6,088
Liabilities held-for-sale	—	153
Separate Accounts liabilities	137,407	127,251
Total Liabilities	$292,791	$271,656
Redeemable noncontrolling interest (1) (2)	$1,223	$770
Commitments and contingent liabilities (3)
EQUITY
Equity attributable to Holdings:
Preferred stock and additional paid-in capital, $1 par value and $25,000 liquidation preference	$1,562	$1,562
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 480,869,116 and 491,003,966 shares issued, respectively; 315,465,246 and 333,877,990 shares outstanding, respectively	5	5
Additional paid-in capital	2,343	2,328
Treasury stock, at cost, 165,289,752 and 157,125,976 shares, respectively	(4,072)	(3,712)
Retained earnings	9,977	10,243
Accumulated other comprehensive income (loss)	(6,595)	(7,777)
Total equity attributable to Holdings	3,220	2,649
Noncontrolling interest	1,755	1,739
Total Equity	4,975	4,388
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$298,989	$276,814
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
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Income (Loss)
Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$626	$599	$1,857	$1,781
Premiums	313	267	870	823
Net derivative gains (losses)	(714)	615	(2,298)	(1,143)
Net investment income (loss)	1,309	1,071	3,694	3,097
Investment gains (losses), net:
Credit and intent to sell losses on available for sale debt securities and loans	(28)	(65)	(63)	(145)
Other investment gains (losses), net	(18)	(346)	(38)	(409)
Total investment gains (losses), net	(46)	(411)	(101)	(554)
Investment management and service fees	1,287	1,217	3,805	3,579
Other income	301	266	989	775
Total revenues	3,076	3,624	8,816	8,358

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	663	693	2,007	2,107
Remeasurement of liability for future policy benefits	16	49	9	46
Change in market risk benefits and purchased market risk benefits	79	(817)	(1,154)	(1,772)
Interest credited to policyholders’ account balances	708	556	1,879	1,520
Compensation and benefits	571	593	1,768	1,742
Commissions and distribution-related payments	485	405	1,385	1,178
Interest expense	55	55	174	171
Amortization of deferred policy acquisition costs	184	165	525	472
Other operating costs and expenses	329	450	1,309	1,339
Total benefits and other deductions	3,090	2,149	7,902	6,803
Income (loss) from continuing operations, before income taxes	(14)	1,475	914	1,555
Income tax (expense) benefit	40	(340)	(106)	677
Net income (loss)	26	1,135	808	2,232
Less: Net income (loss) attributable to the noncontrolling interest (1)	160	71	400	232
Net income (loss) attributable to Holdings	(134)	1,064	408	2,000
Less: Preferred stock dividends	14	14	54	54
Net income (loss) available to Holdings’ common shareholders	$(148)	$1,050	$354	$1,946

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$(0.47)	$3.03	$1.09	$5.49
Diluted	$(0.47)	$3.02	$1.08	$5.47
Weighted average common shares outstanding (in millions):
Basic	318.2	346.4	324.2	354.4
Diluted	318.2	348.0	327.7	355.9
______________
(1)    Includes redeemable noncontrolling interest. See Note 15 of the Notes to these Consolidated Financial Statements for details of redeemable noncontrolling interest.
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$26	$1,135	$808	$2,232
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	2,255	(1,766)	1,334	(764)
Change in market risk benefits - instrument-specific credit risk	(5)	(1,086)	(133)	(235)
Change in liability for future policy benefits - current discount rate	(223)	195	(58)	157
Change in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	11	6	29	35
Foreign currency translation adjustment	20	(16)	17	(5)
Total other comprehensive income (loss), net of income taxes	2,058	(2,667)	1,189	(812)
Comprehensive income (loss)	2,084	(1,532)	1,997	1,420
Less: Comprehensive income (loss) attributable to the noncontrolling interest	168	64	407	230
Comprehensive income (loss) attributable to Holdings	$1,916	$(1,596)	$1,590	$1,190

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Equity
For the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)

	Three Months Ended September 30,
	Equity Attributable to Holdings
	Preferred Stock and Additional Paid-In Capital	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
		(in millions)
Balance, beginning of period	$1,562	$5	$2,337	$(3,932)	$10,317	$(8,645)	$1,644	$1,741	$3,385
Stock compensation	—	—	18	5	—	—	23	6	29
Purchase of treasury stock	—	—	7	(261)	—	—	(254)	—	(254)
Reissuance of treasury stock	—	—	—	—	2	—	2	—	2
Retirement of common stock	—	—	—	116	(116)	—	—	—	—
Purchase of AB Holding units	—	—	(12)	—	—	—	(12)	(44)	(56)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(89)	(89)
Dividends on common stock (cash dividends declared per common share of $0.24)	—	—	—	—	(76)	—	(76)	—	(76)
Dividends on preferred stock	—	—	—	—	(14)	—	(14)	—	(14)
Net income (loss)	—	—	—	—	(134)	—	(134)	134	—
Other comprehensive income (loss)	—	—	—	—	—	2,050	2,050	8	2,058
Other	—	—	(7)	—	(2)	—	(9)	(1)	(10)
September 30, 2024	$1,562	$5	$2,343	$(4,072)	$9,977	$(6,595)	$3,220	$1,755	$4,975

Balance, beginning of period	$1,562	$4	$2,297	$(3,493)	$10,325	$(7,142)	$3,553	$1,707	$5,260
Stock compensation	—	—	14	(2)	—	—	12	4	16
Purchase of treasury stock	—	(1)	(4)	(233)	—	—	(238)	—	(238)
Reissuance of treasury stock	—	—	—	—	1	—	1	—	1
Retirement of common stock	—	—	—	136	(136)	—	—	—	—
Purchase of AB Holding units	—	—	—	—	—	—	—	(52)	(52)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(78)	(78)
Dividends on common stock (cash dividends declared per common share of $0.22)	—	—	—	—	(77)	—	(77)	—	(77)
Dividends on preferred stock	—	—	—	—	(14)	—	(14)	—	(14)
Net income (loss)	—	—	—	—	1,064	—	1,064	65	1,129
Other comprehensive income (loss)	—	—	—	—	—	(2,660)	(2,660)	(7)	(2,667)
Other	—	—	1	—		—	1		1
September 30, 2023	$1,562	$3	$2,308	$(3,592)	$11,163	$(9,802)	$1,642	$1,639	$3,281

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Equity
Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)

	Nine Months Ended September 30,
	Equity Attributable to Holdings
	Preferred Stock and Additional Paid-In Capital	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
	(in millions)
Balance, beginning of period	$1,562	$5	$2,328	$(3,712)	$10,243	$(7,777)	$2,649	$1,739	$4,388
Stock compensation	—	—	50	22	—	—	72	27	99
Purchase of treasury stock	—	—	5	(759)	—	—	(754)	—	(754)
Reissuance of treasury stock	—	—	—	—	(15)	—	(15)	—	(15)
Retirement of common stock	—	—	—	377	(377)	—	—	—	—
Purchase of AB Holding units	—	—	(12)	—	—	—	(12)	(78)	(90)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(278)	(278)
Dividends on common stock (cash dividends declared per common share of $0.70)	—	—	—	—	(227)	—	(227)	—	(227)
Dividends on preferred stock	—	—	—	—	(54)	—	(54)	—	(54)
Net income (loss)	—	—	—	—	408	—	408	340	748
Other comprehensive income (loss)	—	—	—	—	—	1,182	1,182	7	1,189
Other	—	—	(28)	—	(1)	—	(29)	(2)	(31)
September 30, 2024	$1,562	$5	$2,343	$(4,072)	$9,977	$(6,595)	$3,220	$1,755	$4,975

Balance, beginning of period	$1,562	$4	$2,299	$(3,297)	$9,825	$(8,992)	$1,401	$1,740	$3,141
Stock compensation	—	—	40	20	—	—	60	19	79
Purchase of treasury stock	—	(1)	(7)	(670)	—	—	(678)	—	(678)
Reissuance of treasury stock	—	—	—	—	(26)	—	(26)	—	(26)
Retirement of common stock	—	—	—	355	(355)	—	—	—	—
Purchase of AB Holding units	—	—	—	—	—	—	—	(71)	(71)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(252)	(252)
Dividends on common stock (cash dividends declared per common share of $0.64)	—	—	—	—	(227)	—	(227)	—	(227)
Dividends on preferred stock	—	—	—	—	(54)	—	(54)	—	(54)
Net income (loss)	—	—	—	—	2,000	—	2,000	208	2,208
Other comprehensive income (loss)	—	—	—	—	—	(810)	(810)	(2)	(812)
Other	—	—	(24)	—	—	—	(24)	(3)	(27)
September 30, 2023	$1,562	$3	$2,308	$(3,592)	$11,163	$(9,802)	$1,642	$1,639	$3,281

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2024 and 2023 (Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Cash flows from operating activities:
Net income (loss)	$808	$2,232
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	1,879	1,520
Policy charges and fee income	(1,857)	(1,781)
Net derivative (gains) losses	2,298	1,143
Credit and intent to sell losses on available for sale debt securities and loans	63	145
Investment (gains) losses, net	38	409
(Gains) losses on businesses held-for-sale	(135)	3
Realized and unrealized (gains) losses on trading securities	(114)	(17)
Non-cash long term incentive compensation expense	78	59
Amortization and depreciation	640	576
Remeasurement of liability for future policy benefits	9	46
Change in market risk benefits	(1,154)	(1,772)
Equity (income) loss from limited partnerships	(94)	(81)
Changes in:
Net broker-dealer and customer related receivables/payables	(505)	(996)
Reinsurance recoverable	(612)	(1,106)
Segregated cash and securities, net	321	595
Capitalization of deferred policy acquisition costs	(852)	(702)
Future policy benefits	359	196
Current and deferred income taxes	181	(868)
Other, net	255	584
Net cash provided by (used in) operating activities	$1,606	$184

Cash flows from investing activities:
Proceeds from the sale/maturity/pre-payment of:
Fixed maturities, available-for-sale	$7,668	$7,978
Fixed maturities, at fair value using the fair value option	630	323
Mortgage loans on real estate	1,010	353
Trading account securities	998	665
Short term investments	757	2,704
Other	488	631
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(14,781)	(9,753)
Fixed maturities, at fair value using the fair value option	(663)	(417)
Mortgage loans on real estate	(2,124)	(1,567)
Trading account securities	(2,074)	(994)
Short term investments	(389)	(2,410)
Other	(66)	(816)
Cash settlements related to derivative instruments, net	(1,974)	(1,702)
Investment in capitalized software, leasehold improvements and EDP equipment	(127)	(82)
Other, net	328	121
Net cash provided by (used in) investing activities	$(10,319)	$(4,966)

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2024 and 2023 (Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$13,856	$12,690
Withdrawals	(7,700)	(6,729)
Transfers (to) from Separate Accounts	1,280	974
Payments of market risk benefits	(545)	(559)
Repayment of short-term financings	(254)	(759)
Change in collateralized pledged assets	(61)	(127)
Change in collateralized pledged liabilities	4,703	1,232
(Decrease) increase in overdrafts payable	—	3
Issuance of long-term debt	—	497
Repayment of long term debt	(565)	—
Proceeds from collateralized loan obligations	—	40
Proceeds from notes issued by consolidated VIEs	169	362
Dividends paid on common stock	(227)	(227)
Dividends paid on preferred stock	(54)	(54)
Issuance of preferred stock	—	—
Purchase of AllianceBernstein Units	(12)	—
Purchase of AB Holding Units to fund long-term incentive compensation plan awards, net	(78)	(71)
Purchase of treasury shares	(754)	(678)
Purchases (redemptions) of noncontrolling interests of consolidated company-sponsored investment funds	399	161
Distribution to noncontrolling interest of consolidated subsidiaries	(278)	(252)
Change in securities lending	11	113
Other, net	2	(3)
Net cash provided by (used in) financing activities	$9,892	$6,613

Effect of exchange rate changes on cash and cash equivalents	$8	$(2)
Change in cash and cash equivalents	1,187	1,829
Cash and cash equivalents, beginning of period	8,239	4,281
Change in cash of businesses held-for-sale	153	(14)
Cash and cash equivalents, end of period	$9,579	$6,096

Non-cash transactions from investing and financing activities:
Securities received in exchange for the 2029 Notes (1)	$547	$—
Right-of-use assets obtained in exchange for lease obligations	$231	$48
______________
(1)    See Note 16 of the Notes to these Consolidated Financial Statements for details of the 2029 Trust Eligible Assets received in exchange for the 2029 Notes.

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
•The Protection Solutions segment includes the Company’s life insurance and group employee benefits (“EB”) businesses. The life insurance business offers a variety of VUL, IUL and term life products to help affluent and high net worth individuals, as well as small and medium-sized business owners, with their wealth protection, wealth transfer and corporate needs. Our group EB business offers a suite of life, short- and long-term disability, dental and vision insurance products to small and medium-size businesses across the United States.
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
As of September 30, 2024 and December 31, 2023, the Company’s economic interest in AB was approximately 62% and 61%, respectively. The General Partner of AB is a wholly owned subsidiary of the Company. Because the General Partner has the authority to manage and control the business of AB, AB is consolidated in the Company’s financial statements for all periods presented.
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
All significant intercompany transactions and balances have been eliminated in consolidation. The terms “third quarter 2024” and “third quarter 2023” refer to the three months ended September 30, 2024 and 2023, respectively. The terms “first nine months of 2024” and “first nine months of 2023” refer to the nine months ended September 30, 2024 and 2023, respectively.
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

The adoption of ASU 2023-07 is not expected to materially impact the Company’s financial position, results of operation, or cash flows.
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
As of September 30, 2024 and December 31, 2023, respectively, Equitable Financial holds $112 million and $113 million of equity interests in the CLOs. The Company consolidated the CLOs as of September 30, 2024 and December 31, 2023 as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the CLO’s loan manager. The assets of the CLOs are legally isolated from the Company’s creditors and can only be used to settle obligations of the CLOs. The liabilities of the CLOs are non-recourse to the Company and the Company has no obligation to satisfy the liabilities of the CLOs. As of September 30, 2024, Equitable Financial holds $25 million of equity interests in a SPE established to purchase loans from the market in anticipation of a new CLO transaction. The Company consolidated the SPE as of September 30, 2024 as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the SPE loan manager.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Resulting from this consolidation in the Company’s consolidated balance sheets are fixed maturities, at fair value using the fair value option with total assets of $1.7 billion and $1.7 billion notes issued by consolidated VIEs, at fair value using the fair value option with total liabilities of $1.7 billion and $1.6 billion at September 30, 2024 and December 31, 2023, respectively. The unpaid outstanding principal balance of the notes and short-term borrowing is $1.6 billion and $1.6 billion at September 30, 2024 and December 31, 2023.
Consolidated Limited Partnerships and LLCs
As of September 30, 2024 and December 31, 2023 the Company consolidated limited partnerships and LLCs for which it was identified as the primary beneficiary under the VIE model. Included in other invested assets, mortgage loans on real estate, other equity investments, trading securities, cash and other liabilities in the Company’s consolidated balance sheets at September 30, 2024 and December 31, 2023 are total net assets of $3.3 billion and $1.8 billion, respectively related to these VIEs.
Consolidated AB-Sponsored Investment Funds
Included in the Company’s consolidated balance sheets as of September 30, 2024 and December 31, 2023 are assets of $221 million and $309 million, liabilities of $4 million and $10 million, and redeemable noncontrolling interests of $121 million and $203 million, respectively, associated with the consolidation of AB-sponsored investment funds under the VIE model. Also included in the Company’s consolidated balance sheets as of September 30, 2024 and December 31, 2023 are assets of $57 million and $121 million, liabilities of $1 million and $3 million, and redeemable noncontrolling interests of $6 million and $7 million, respectively, from consolidation of AB-sponsored investment funds under the VOE model.
Non-Consolidated VIEs
As of September 30, 2024 and December 31, 2023 respectively, the Company held approximately $3.1 billion and $2.6 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including CLOs, hedge funds, private equity funds and real estate-related funds. The Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $343.0 billion and $268.6 billion as of September 30, 2024 and December 31, 2023 respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $3.1 billion and $2.6 billion and approximately $1.2 billion and $1.3 billion of unfunded commitments as of September 30, 2024 and December 31, 2023, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
Non-Consolidated AB-Sponsored Investment Products
As of September 30, 2024 and December 31, 2023, the net assets of investment products sponsored by AB that are non-consolidated VIEs are approximately $74.0 billion and $54.6 billion, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is its investment of $18 million and $10 million as of September 30, 2024 and December 31, 2023, respectively. The Company has no further commitments to or economic interest in these VIEs.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Impact of Assumption Updates
The net impact of assumption changes during the three and nine months ended September 30, 2024 increased other income by $21 million, increased remeasurement of liability for future policy benefits by $18 million, decreased policy benefits by $8 million, and decreased the change in MRB and purchased MRB by $9 million. This resulted in a increase in income (loss) from operations, before income taxes of $20 million and increased net income (loss) by $16 million.
The net impact of this assumption update during the three and nine months ended September 30, 2023 decreased other income by $9 million, increased remeasurement of liability for future policy benefits by $51 million, decreased policyholders’ benefits by $2 million and decreased change in MRB and purchased MRB by $53 million. This resulted in a decrease in income (loss) from operations, before income taxes of $5 million and decreased net income (loss) by $4 million.
Model Changes
There were no material model changes in the first nine months of 2024 and 2023.
3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of September 30, 2024 and December 31, 2023 was $684 million and $626 million, respectively. There was no accrued interest written off for AFS fixed maturities for the three and nine months ended September 30, 2024 and 2023.
The following tables provide information relating to the Company’s fixed maturities classified as AFS:
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
September 30, 2024
Fixed Maturities:
Corporate (1)	$53,453	$4	$705	$4,630	$49,524
U.S. Treasury, government and agency	5,795	—	3	1,082	4,716
States and political subdivisions	472	—	5	69	408
Foreign governments	703	—	4	100	607
Residential mortgage-backed (2)	3,934	—	51	97	3,888
Asset-backed (3)	13,290	—	142	45	13,387
Commercial mortgage-backed	3,978	—	14	337	3,655
Redeemable preferred stock	56	—	4	—	60
Total at September 30, 2024	$81,681	$4	$928	$6,360	$76,245
December 31, 2023:
Fixed Maturities:
Corporate (1)	$49,786	$4	$320	$5,360	$44,742
U.S. Treasury, government and agency	5,735	—	2	1,106	4,631
States and political subdivisions	614	—	9	74	549
Foreign governments	719	—	3	111	611
Residential mortgage-backed (2)	2,470	—	18	133	2,355
Asset-backed (3)	11,058	—	52	109	11,001
Commercial mortgage-backed	3,595	—	2	515	3,082

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Redeemable preferred stock	56	—	3	—	59
Total at December 31, 2023	$74,033	$4	$409	$7,408	$67,030
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
The contractual maturities of AFS fixed maturities as of September 30, 2024 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or pre-pay obligations with or without call or pre-payment penalties.
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
September 30, 2024
Contractual maturities:
Due in one year or less	$2,458	$2,436
Due in years two through five	14,437	14,260
Due in years six through ten	18,983	18,566
Due after ten years	24,541	19,993
Subtotal	60,419	55,255
Residential mortgage-backed	3,934	3,888
Asset-backed	13,290	13,387
Commercial mortgage-backed	3,978	3,655
Redeemable preferred stock	56	60
Total at September 30, 2024	$81,677	$76,245
The following table shows proceeds from sales, gross gains (losses) from sales and allowance for credit losses for AFS fixed maturities:
Proceeds from Sales, Gross Gains (Losses) from Sales and Allowance for Credit and Intent to Sell Losses for AFS Fixed Maturities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Proceeds from sales	$461	$2,524	$2,236	$5,579
Gross gains on sales	$2	$1	$7	$8
Gross losses on sales	$(27)	$(348)	$(54)	$(417)

Net (increase) decrease in Allowance for Credit and Intent to Sell losses	$(2)	$(1)	$(7)	$(64)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts:
AFS Fixed Maturities - Credit and Intent to Sell Loss Impairments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Balance, beginning of period	$50	$44	$48	$36
Previously recognized impairments on securities that matured, paid, prepaid or sold	3	(1)	(5)	(58)
Recognized impairments on securities impaired to fair value this period (1) (2)	—	—	—	52
Credit losses recognized this period on securities for which credit losses were not previously recognized	(1)	1	5	10
Additional credit losses this period on securities previously impaired	(2)	—	2	4
Balance, end of period	$50	$44	$50	$44
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
The tables below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI:
Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Three Months Ended September 30, 2024
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability) (1)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses) (1)
	(in millions)
Balance, beginning of period	$(8,214)	$67	$471	$(7,676)
Net investment gains (losses) arising during the period	2,759	—	—	2,759
Reclassification adjustment:
Included in net income (loss)	28	—	—	28
Excluded from net income (loss)	—	—	—	—
Other	—	—	120	120
Impact of net unrealized investment gains (losses)	—	(17)	(582)	(599)
Net unrealized investment gains (losses) excluding credit losses	(5,427)	50	9	(5,368)
Net unrealized investment gains (losses) with credit losses	(5)	—	1	(4)
Balance, end of period	$(5,432)	$50	$10	$(5,372)

	Three Months Ended September 30, 2023
Balance, beginning of period	$(8,641)	$36	$441	$(8,164)
Net investment gains (losses) arising during the period	(2,575)	—	—	(2,575)
Reclassification adjustment:
Included in net income (loss)	348	—	—	348
Excluded from net income (loss)	—	—	—	—
Other	—	—	(68)	(68)
Impact of net unrealized investment gains (losses)	—	38	460	498
Net unrealized investment gains (losses) excluding credit losses	(10,868)	74	833	(9,961)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30, 2024
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability) (1)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses) (1)
	(in millions)
Net unrealized investment gains (losses) with credit losses	1	—	—	1
Balance, end of period	$(10,867)	$74	$833	$(9,960)

	Nine Months Ended September 30, 2024
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability) (1)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses) (1)
	(in millions)
Balance, beginning of period	$(6,999)	$50	$226	$(6,723)
Net investment gains (losses) arising during the period	1,521	—	—	1,521
Reclassification adjustment:
Included in net income (loss)	54	—	—	54
Other	—	—	113	113
Impact of net unrealized investment gains (losses)	—	—	(331)	(331)
Net unrealized investment gains (losses) excluding credit losses	(5,424)	50	8	(5,366)
Net unrealized investment gains (losses) with credit losses	(8)	—	2	(6)
Balance, end of period	$(5,432)	$50	$10	$(5,372)

	Nine Months Ended September 30, 2023
Balance, beginning of period	$(9,606)	$41	$440	$(9,125)
Net investment gains (losses) arising during the period	(1,730)	—	—	(1,730)
Reclassification adjustment:
Included in net income (loss)	474	—	—	474
Other	—	—	135	135
Impact of net unrealized investment gains (losses)	—	33	257	290
Net unrealized investment gains (losses) excluding credit losses	(10,862)	74	832	(9,956)
Net unrealized investment gains (losses) with credit losses	(5)	—	1	(4)
Balance, end of period	$(10,867)	$74	$833	$(9,960)
_____________
(1)Certain balances were revised from previously filed financial statements.

The following tables disclose the fair values and gross unrealized losses of the 3,635 issues as of September 30, 2024 and the 4,402 issues as of December 31, 2023 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
September 30, 2024
Fixed Maturities:
Corporate	$2,007	$66	$29,946	$4,555	$31,953	$4,621
U.S. Treasury, government and agency	53	—	4,527	1,082	4,580	1,082
States and political subdivisions	—	—	289	69	289	69
Foreign governments	10	1	503	99	513	100
Residential mortgage-backed	357	1	904	96	1,261	97
Asset-backed	479	1	830	44	1,309	45
Commercial mortgage-backed	134	7	2,931	330	3,065	337
Total at September 30, 2024	$3,040	$76	$39,930	$6,275	$42,970	$6,351

December 31, 2023:
Fixed Maturities:
Corporate	$2,228	$126	$33,135	$5,231	$35,363	$5,357
U.S. Treasury, government and agency	111	2	4,447	1,104	4,558	1,106
States and political subdivisions	10	—	300	74	310	74
Foreign governments	15	2	517	109	532	111
Residential mortgage-backed	210	2	1,044	131	1,254	133
Asset-backed	528	1	5,522	108	6,050	109
Commercial mortgage-backed	92	11	2,856	504	2,948	515
Total at December 31, 2023	$3,194	$144	$47,821	$7,261	$51,015	$7,405

The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.8% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of September 30, 2024 and December 31, 2023 were $400 million and $360 million, respectively, representing 8.0% and 8.2% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC Designation (as defined below) of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of September 30, 2024 and December 31, 2023, respectively, approximately $2.0 billion and $2.6 billion, or 2.4% and 3.5%, of the $81.7 billion and $74.0 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $58 million and $101 million as of September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024 and December 31, 2023, respectively, the $6.3 billion and $7.3 billion of gross unrealized losses of twelve months or more were primarily concentrated in corporate securities. In accordance with the policy described in Note 2 of the Notes to these Consolidated Financial Statements, the Company concluded that an adjustment to the allowance for credit losses for these securities was not warranted at either September 30, 2024 or December 31, 2023. As of September 30, 2024 and December 31, 2023, the Company did not intend to sell the securities nor was it more likely than not be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of September 30, 2024, the Company determined that the unrealized loss was primarily due to increases in interest rates and credit spreads.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Securities Lending
Beginning in 2023, the Company entered into securities lending agreements with an agent bank whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of September 30, 2024 and December 31, 2023, the estimated fair value of loaned securities was $124 million and $113 million. The agreements require a minimum of 102% of the fair value of the loaned securities to be held as cash collateral, calculated daily. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. As of September 30, 2024 and December 31, 2023, cash collateral received in the amount of $127 million and $116 million, was invested by the agent bank. A securities lending payable for the overnight and continuous loans is included in other liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as Net investment income and were not material for September 30, 2024 and December 31, 2023.
Mortgage Loans on Real Estate
In September 2023, the Company began investing in residential mortgage loans. Accrued interest receivable on commercial, agricultural and residential mortgage loans as of September 30, 2024 and December 31, 2023 was $93 million and $82 million, respectively. There was no accrued interest written off for commercial, agricultural and residential mortgage loans for the nine months ended September 30, 2024 and 2023.
As of September 30, 2024, the Company foreclosed on one commercial mortgage loan that had an amortized cost of $108 million and an associated allowance of $54 million, that it re-acquired as wholly owned real estate with a cost of $56 million. As of September 30, 2024 and December 31, 2023, there were no other mortgage loans for which foreclosure was probable.
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial, agricultural and residential mortgage loans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Allowance for credit losses on mortgage loans:
Commercial mortgages:
Balance, beginning of period	$222	$140	$272	$123
Current-period provision for expected credit losses	22	63	47	80
Write-offs charged against the allowance	—	—	(75)	—
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	22	63	(28)	80
Balance, end of period	$244	$203	$244	$203

Agricultural mortgages:
Balance, beginning of period	$9	$5	$6	$6
Current-period provision for expected credit losses	4	1	7	—
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	4	1	7	—
Balance, end of period	$13	$6	$13	$6

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Residential mortgages:
Balance, beginning of period	$3	$—	$1	$—
Current-period provision for expected credit losses	1	—	3	—
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	1	—	3	—
Balance, end of period	$4	$—	$4	$—

Total allowance for credit losses	$261	$209	$261	$209

The change in the allowance for credit losses is attributable to:
•increases/decreases in the loan balance due to new originations, maturing mortgages, and loan amortization; and
•changes in credit quality and economic assumptions.
Credit Quality Information
The Company’s commercial and agricultural mortgage loans segregated by risk rating exposure were as follows:
Loan to Value (“LTV”) Ratios (1) (3)

	September 30, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial and agricultural mortgage loans:
Commercial:
0% - 50%	$—	$285	$135	$157	$131	$1,499	$—	$—	$2,207
50% - 70%	741	989	1,426	632	457	2,144	397	407	7,193
70% - 90%	41	237	1,062	1,148	622	1,209	89	—	4,408
90% plus	—	—	467	158	85	1,287	—	—	1,997
Total commercial	$782	$1,511	$3,090	$2,095	$1,295	$6,139	$486	$407	$15,805

Agricultural:
0% - 50%	$33	$102	$164	$191	$251	$898	$—	$—	$1,639
50% - 70%	136	57	134	143	164	295	—	—	929
70% - 90%	—	—	—	—	—	16	—	—	16
90% plus	—	—	—	—	—	—	—	—	—
Total agricultural	$169	$159	$298	$334	$415	$1,209	$—	$—	$2,584

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	September 30, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Total commercial and agricultural mortgage loans:
0% - 50%	$33	$387	$299	$348	$382	$2,397	$—	$—	$3,846
50% - 70%	877	1,046	1,560	775	621	2,439	397	407	8,122
70% - 90%	41	237	1,062	1,148	622	1,225	89	—	4,424
90% plus	—	—	467	158	85	1,287	—	—	1,997
Total commercial and agricultural mortgage loans	$951	$1,670	$3,388	$2,429	$1,710	$7,348	$486	$407	$18,389

Debt Service Coverage (“DSC”) Ratios (2) (3)

	September 30, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial and agricultural mortgage loans:
Commercial:
Greater than 2.0x	$23	$175	$646	$1,222	$917	$3,440	$—	$—	$6,423
1.8x to 2.0x	103	—	50	208	378	508	170	278	1,695
1.5x to 1.8x	87	141	733	146	—	1,019	31	92	2,249
1.2x to 1.5x	421	648	1,124	429	—	556	—	—	3,178
1.0x to 1.2x	148	538	366	56	—	479	285	37	1,909
Less than 1.0x	—	9	171	34	—	137	—	—	351
Total commercial	$782	$1,511	$3,090	$2,095	$1,295	$6,139	$486	$407	$15,805

Agricultural:
Greater than 2.0x	$10	$7	$42	$34	$58	$179	$—	$—	$330
1.8x to 2.0x	12	17	24	54	29	81	—	—	217
1.5x to 1.8x	50	11	49	27	120	180	—	—	437
1.2x to 1.5x	32	46	95	139	142	425	—	—	879
1.0x to 1.2x	48	46	64	69	58	313	—	—	598
Less than 1.0x	17	32	24	11	8	31	—	—	123
Total agricultural	$169	$159	$298	$334	$415	$1,209	$—	$—	$2,584

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	September 30, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Total commercial and agricultural mortgage loans:
Greater than 2.0x	$33	$182	$688	$1,256	$975	$3,619	$—	$—	$6,753
1.8x to 2.0x	115	17	74	262	407	589	170	278	1,912
1.5x to 1.8x	137	152	782	173	120	1,199	31	92	2,686
1.2x to 1.5x	453	694	1,219	568	142	981	—	—	4,057
1.0x to 1.2x	196	584	430	125	58	792	285	37	2,507
Less than 1.0x	17	41	195	45	8	168	—	—	474
Total commercial and agricultural mortgage loans	$951	$1,670	$3,388	$2,429	$1,710	$7,348	$486	$407	$18,389
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
The amortized cost of residential mortgage loans by credit quality indicator and origination year was as follows:

	September 30, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
Performance indicators:
Performing	$328	$451	$189	$135	$4	$2	$1,109
Nonperforming	—	—	—	—	—	—	—
Total	$328	$451	$189	$135	$4	$2	$1,109

	December 31, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
Performance indicators:
Performing	$98	$121	$74	$2	$1	$2	$298
Nonperforming	—	—	—	—	—	—	—
Total	$98	$121	$74	$2	$1	$2	$298

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Past-Due and Nonaccrual Mortgage Loan Status
The aging analysis of past-due mortgage loans were as follows:
Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
September 30, 2024:
Mortgage loans:
Commercial	$—	$—	$—	$—	$15,772	$15,772	$33	$15,805	$—	$—
Agricultural	12	9	49	70	2,478	2,548	36	2,584	—	—
Residential	—	—	—	—	1,109	1,109	—	1,109	—	—
Total	$12	$9	$49	$70	$19,359	$19,429	$69	$19,498	$—	$—

December 31, 2023:
Mortgage loans:
Commercial	$32	$—	$—	$32	$15,341	$15,373	$234	$15,607	$—	$7
Agricultural	7	5	40	52	2,474	2,526	19	2,545	—	—
Residential	—	—	—	—	298	298	—	298	—	—
Total	$39	$5	$40	$84	$18,113	$18,197	$253	$18,450	$—	$7
_______________
(1)Amounts presented at amortized cost basis.
As of September 30, 2024 and December 31, 2023, the amortized cost of problem mortgage loans that had been classified as non-accrual loans were $36 million and $127 million, respectively.
Troubled Debt Restructuring
There were no TDRs during the three months ended September 30, 2024. There was one TDR during the nine months ended September 30, 2024. The Company granted a modification splitting the commercial mortgage loan into two notes. One note retaining the original loan terms and the second note with an increased interest rate to market terms and required management of excess cash. The loans have an amortized cost of $65 million. The impact to Investment income or gains (losses) as a result of this modification for the nine months ended September 30, 2024 was not material to the consolidated financial statements.
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
The above modifications are performing in accordance with their restructured terms.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Equity Securities
The breakdown of unrealized and realized gains and (losses) on equity securities was as follows:
Unrealized and Realized Gains (Losses) from Equity Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$30	$(5)	$39	$(3)
Net investment gains (losses) recognized on securities sold during the period	(1)	(6)	1	(9)
Unrealized and realized gains (losses) on equity securities	$29	$(11)	$40	$(12)
Trading Securities
As of September 30, 2024 and December 31, 2023, respectively, the fair value of the Company’s trading securities was $2.2 billion and $1.1 billion. As of September 30, 2024 and December 31, 2023, respectively, trading securities included the General Account’s investment in Separate Accounts had carrying values of $60 million and $49 million.
The breakdown of Net investment income (loss) from trading securities was as follows:
Net Investment Income (Loss) from Trading Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$70	$(26)	$112	$20
Net investment gains (losses) recognized on securities sold during the period	1	(1)	2	(3)
Unrealized and realized gains (losses) on trading securities	71	(27)	114	17
Interest and dividend income from trading securities	23	8	55	20
Net investment income (loss) from trading securities	$94	$(19)	$169	$37
Fixed maturities, at fair value using the fair value option
The breakdown of Net investment income (loss) from fixed maturities, at fair value using the fair value option were as follows:
Net Investment Income (Loss) from Fixed Maturities, at Fair Value using the Fair Value Option

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(10)	$4	$(15)	$23
Net investment gains (losses) recognized on securities sold during the period	—	(5)	3	(19)
Unrealized and realized gains (losses) from fixed maturities	(10)	(1)	(12)	4
Interest and dividend income from fixed maturities	8	3	36	7
Net investment income (loss) from fixed maturities	$(2)	$2	$24	$11

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Net Investment Income
The following tables provides the components of Net investment income by investment type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Fixed maturities	$897	$788	$2,560	$2,254
Mortgage loans on real estate	245	224	718	599
Other equity investments	68	33	120	63
Policy loans	57	55	167	158
Trading securities	94	(19)	169	37
Other investment income	(15)	18	30	59
Fixed maturities, at fair value using the fair value option	(2)	2	24	11
Gross investment income (loss)	1,344	1,101	3,788	3,181
Investment expenses	(35)	(30)	(94)	(84)
Net investment income (loss)	$1,309	$1,071	$3,694	$3,097

Investment Gains (Losses), Net
Investment gains (losses), net, including changes in the valuation allowances and credit losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Fixed maturities	$(27)	$(348)	$(54)	$(475)
Mortgage loans on real estate	(26)	(63)	(58)	(80)
Other	7	—	11	1
Investment gains (losses), net	$(46)	$(411)	$(101)	$(554)

For the three and nine months ended September 30, 2024 and 2023, respectively, investment results passed through to certain participating group annuity contracts as interest credited to policyholders’ account balances totaled $0 million, $1 million, $0 million and $1 million.
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
Derivatives Utilized to Hedge Exposure to Foreign Currency Denominated Cash Flows
The Company purchases private placement debt securities and issues funding agreements in the Funding Agreement-Backed Notes (“FABN”) program in currencies other than its functional U.S. dollar currency. The Company enters into cross currency swaps with external counterparties to hedge the exposure of the foreign currency denominated cash flows of these instruments. The foreign currency received from or paid to the cross currency swap counterparty is exchanged for fixed U.S. dollar amounts with improved net investment yields or net product costs over equivalent U.S. dollar denominated instruments issued at that time. The transactions are accounted for as cash flow hedges when they are designated in hedging relationships and qualify for hedge accounting.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table presents the gross notional amount and fair value of the Company’s derivatives:

Derivative Instruments by Category

	September 30, 2024				December 31, 2023
		Fair Value				Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivatives	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivatives
	(in millions)
Derivatives: designated for hedge accounting (1)
Cash flow hedges:
Currency swaps	$2,996	$92	$112	$(20)	$2,358	$79	$90	$(11)
Interest swaps	952	—	339	(339)	952	—	311	(311)
Total: designated for hedge accounting	3,948	92	451	(359)	3,310	79	401	(322)
Derivatives: not designated for hedge accounting (1)
Equity contracts:
Futures	10,206	—	3	(3)	7,877	—	4	(4)
Swaps	15,456	61	11	50	15,021	53	10	43
Options	68,354	19,823	4,552	15,271	53,927	13,213	3,129	10,084
Interest rate contracts:
Futures	9,086	—	—	—	8,094	—	—	—
Swaps	2,921	20	31	(11)	2,887	118	2	116
Credit contracts:
Credit default swaps	279	7	7	—	242	9	6	3
Currency contracts:
Currency swaps	870	—	14	(14)	823	—	27	(27)
Currency forwards	28	16	16	—	36	20	21	(1)
Other freestanding contracts:
Margin	—	598	—	598	—	468	—	468
Collateral	—	125	14,673	(14,548)	—	75	9,232	(9,157)
Total: not designated for hedge accounting	107,200	20,650	19,307	1,343	88,907	13,956	12,431	1,525

Embedded derivatives:
SCS, SIO, MSO and IUL indexed features (2)	—	—	16,261	(16,261)	—	—	10,745	(10,745)
Total embedded derivatives	—	—	16,261	(16,261)	—	—	10,745	(10,745)

Total derivative instruments	$111,148	$20,742	$36,019	$(15,277)	$92,217	$14,035	$23,577	$(9,542)
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table presents the effects of derivative instruments on the consolidated statements of income and comprehensive income (loss):
Derivative Instruments by Category

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
	Net Derivatives Gain (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gain (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: designated for hedge accounting
Cash flow hedges:
Currency swaps	$(8)	$2	$42	$(60)	$(7)	$10	$19	$(22)
Interest swaps	—	3	—	(5)	—	(11)	—	1
Total: designated for hedge accounting	(8)	5	42	(65)	(7)	(1)	19	(21)
Derivatives: not Designated for hedge accounting
Equity contracts:
Futures	85	—	—	—	376	—	—	—
Swaps	(737)	—	—	—	(1,951)	—	—	—
Options	1,385	—	—	—	5,406	—	—	—
Interest rate contracts:
Futures	(5)	—	—	—	(16)	—	—	—
Swaps	143	—	—	—	(110)	—	—	—
Credit contracts:
Credit default swaps	(1)	—	—	—	(2)	—	—	—
Currency contracts:
Currency swaps	(42)	—	—	—	(29)	—	—	—
Currency forwards	(1)	—	—	—	—	—	—	—
Other freestanding contracts:
Margin	—	—	—	—	—	—	—	—
Collateral	—	—	—	—	—	—	—	—
Total: not designated for hedge accounting	827	—	—	—	3,674	—	—	—

Embedded derivatives:
SCS, SIO,MSO and IUL indexed features	(1,533)	—	—	—	(5,965)	—	—	—
Total embedded derivatives	(1,533)	—	—	—	(5,965)	—	—	—

Total derivative instruments	$(714)	$5	$42	$(65)	$(2,298)	$(1)	$19	$(21)
______________
(1)Reported in net derivative gains (losses) in the consolidated statements of income (loss).

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	Net Derivatives Gain (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gain (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: designated for hedge accounting
Cash flow hedges:
Currency swaps	$(12)	$2	$8	$14	$(2)	$8	$(59)	$41
Interest swaps	8	—	—	27	(13)	—	—	30
Total: designated for hedge accounting	(4)	2	8	41	(15)	8	(59)	71
Derivatives: not Designated for hedge accounting
Equity contracts:
Futures	(28)	—	—	—	(187)	—	—	—
Swaps	666	—	—	—	(645)	—	—	—
Options	(868)	—	—	—	3,133	—	—	—
Interest rate contracts:
Futures	26	—	—	—	36	—	—	—
Swaps	(288)	—	—	—	(297)	—	—	—
Credit contracts:
Credit default swaps	—	—	—	—	(5)	—	—	—
Currency contracts:
Currency swaps	28	—	—	—	9	—	—	—
Currency forwards	1	—	—	—	1	—	—	—
Total: not designated for hedge accounting	(463)	—	—	—	2,045	—	—	—

Embedded derivatives:
SCS, SIO,MSO and IUL indexed features	1,082	—	—	—	(3,173)	—	—	—
Total embedded derivatives	1,082	—	—	—	(3,173)	—	—	—

Total derivative instruments (1)	$615	$2	$8	$41	$(1,143)	$8	$(59)	$71
______________
(1)Reported in net derivative gains (losses) in the consolidated statements of income (loss).

.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table presents a roll-forward of cash flow hedges recognized in AOCI:
Roll-forward of Cash flow hedges in AOCI

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Balance, beginning of period	$13	$52	$(31)	$22
Amount recorded in AOCI
Currency swaps	(17)	(17)	1	(12)
Interest swaps	(7)	31	(23)	4
Total amount recorded in AOCI	(24)	14	(22)	(8)
Amount reclassified from (to) income to AOCI
Currency swaps (1)	(43)	31	(23)	53
Interest swaps (1)	2	(4)	24	26
Total amount reclassified from (to) income to AOCI	(41)	27	1	79
Balance, end of period (2)	$(52)	$93	$(52)	$93
_______________
(1)    Currency swaps income is reported in Net investment income in the consolidated statements of income (loss). Interest swaps income is reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2)    The Company does not estimate the amount of the deferred losses in AOCI at three and nine months ended September 30, 2024 and 2023 which will be released and reclassified into net income (loss) over the next 12 months as the amounts cannot be reasonably estimated.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts as of September 30, 2024 and December 31, 2023 are exchange-traded and net settled daily in cash. As of September 30, 2024 and December 31, 2023, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $492 million and $369 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $126 million and $120 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and EAFE indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $14 million and $14 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of September 30, 2024 and December 31, 2023, respectively, the Company held $14.7 billion and $9.2 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $125 million and $75 million as of September 30, 2024 and December 31, 2023, respectively, in the normal operation of its collateral arrangements. The Company is exposed to losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
As of September 30, 2024 and December 31, 2023, there were no net liability derivative positions with counterparties with credit risk-related contingent features whose credit rating has fallen. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.
The following tables present information about the Company’s offsetting of financial assets and liabilities and derivative instruments:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of September 30, 2024

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (3)	Net Amount
	(in millions)
Assets:
Derivative assets (1)	$20,743	$15,756	$4,987	$(3,991)	$996
Secured lending	127	—	127	—	127
Other financial assets	1,711	—	1,711	—	1,711
Other invested assets	$22,581	$15,756	$6,825	$(3,991)	$2,834

Liabilities:
Derivative liabilities (2)	$15,767	$15,756	$11	$—	$11
Secured lending	127	—	$127	—	127
Other financial liabilities	6,507	—	6,507	—	6,507
Other liabilities	$22,401	$15,756	$6,645	$—	$6,645
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
Summarized financial information for the Company’s Closed Block is as follows:

	September 30, 2024	December 31, 2023
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$5,271	$5,461
Other liabilities	57	57
Total Closed Block liabilities	5,328	5,518

Assets Designated to the Closed Block:
Fixed maturities AFS, at fair value (amortized cost of $2,862 and $2,945) (allowance for credit losses of $0 and $0)	2,785	2,800
Mortgage loans on real estate (net of allowance for credit losses of $15 and $13)	1,541	1,612
Policy loans	534	554
Cash and other invested assets	79	58
Other assets	117	150
Total assets designated to the Closed Block	5,056	5,174

Excess of Closed Block liabilities over assets designated to the Closed Block	272	344
Amounts included in AOCI:
Net unrealized investment gains (losses), net of policyholders’ dividend obligation: $0 and $0; and net of income tax: $16 and $31	(61)	(115)
Maximum future earnings to be recognized from Closed Block assets and liabilities	$211	$229

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The Company’s Closed Block revenues and expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Revenues:
Premiums and other income	$26	$27	$81	$86
Net investment income (loss)	51	53	154	156
Investment gains (losses), net	(2)	(6)	(3)	(6)
Total revenues	75	74	232	236

Benefits and Other Deductions:
Policyholders’ benefits and dividends	69	79	210	237
Other operating costs and expenses	—	—	—	—
Total benefits and other deductions	69	79	210	237
Net income (loss), before income taxes	6	(5)	22	(1)
Income tax (expense) benefit	(2)	2	(5)	—
Net income (loss)	$4	$(3)	$17	$(1)
6)    DAC AND OTHER DEFERRED ASSETS/LIABILITIES
The following table presents a reconciliation of DAC to the consolidated balance sheets:

	September 30, 2024	December 31, 2023
	(in millions)
Protection Solutions
Term	$320	$337
Universal Life	171	174
Variable Universal Life	1,055	987
Indexed Universal Life	187	188
Individual Retirement
GMxB Core	1,594	1,602
EQUI-VEST Individual	155	155
Investment Edge	211	172
SCS	1,840	1,571
Legacy Segment
GMxB Legacy	527	555
Group Retirement
EQUI-VEST Group	758	742
Momentum	84	82
Corporate and Other	109	116
Other	20	24
Total	$7,031	$6,705

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Changes in the DAC asset were as follows:

	Nine Months Ended September 30, 2024
	Protection Solutions				Individual Retirement				Legacy	Group Retirement		Corporate and Other	Total
	Term	UL	VUL	IUL	GMxB Core	EI	IE	SCS	GMxB Legacy	EG	Momentum	CB (1)
	(in millions)
Balance, beginning of period	$337	$174	$987	$188	$1,602	$155	$172	$1,571	$555	$742	$82	$116	$6,681
Capitalization	10	6	114	8	104	9	51	473	19	49	8	—	851
Amortization (2)	(27)	(9)	(46)	(9)	(112)	(9)	(12)	(204)	(47)	(33)	(6)	(7)	(521)
Balance, end of period	$320	$171	$1,055	$187	$1,594	$155	$211	$1,840	$527	$758	$84	$109	$7,011
______________
(1)“CB” defined as Closed Block.
(2)DAC amortization of $4 million related to Other not reflected in table above.

	Nine Months Ended September 30, 2023
	Protection Solutions				Individual Retirement				Legacy	Group Retirement		Corporate and Other	Total
	Term	UL	VUL	IUL	GMxB Core	EI	IE	SCS	GMxB Legacy	EG	Momentum	CB
	(in millions)
Balance, beginning of period	$362	$179	$889	$185	$1,625	$156	$148	$1,279	$593	$710	$89	$127	$6,342
Capitalization	11	5	109	10	87	8	30	364	19	51	7	—	701
Amortization (1)	(29)	(9)	(42)	(8)	(107)	(9)	(11)	(154)	(48)	(31)	(13)	(8)	(469)
Balance, end of period	$344	$175	$956	$187	$1,605	$155	$167	$1,489	$564	$730	$83	$119	$6,574
______________
(1)    DAC amortization of $3 million related to Other not reflected in table above.

Changes in the Individual Retirement sales inducement assets were as follows:

	Nine Months Ended September 30,
	2024		2023
	GMxB Core	GMxB Legacy	GMxB Core	GMxB Legacy
	(in millions)
Balance, beginning of period	$127	$179	$137	$200
Capitalization	2	—	2	—
Amortization	(9)	(15)	(9)	(16)
Balance, end of period	$120	$164	$130	$184

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Changes in the Protection Solutions unearned revenue liability were as follows:

	Nine Months Ended September 30,
	2024			2023
	UL	VUL	IUL	UL	VUL	IUL
	(in millions)
Balance, beginning of period	$107	$754	$210	$95	$684	$157
Capitalization	12	99	42	14	86	49
Amortization	(6)	(36)	(11)	(5)	(34)	(8)
Balance, end of period	$113	$817	$241	$104	$736	$198
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. For the periods ended September 30, 2024 and December 31, 2023, the Company recognized impairment adjustments and impairment losses, respectively, to adjust the carrying value of HFS asset and liabilities to their fair value less cost to sell. The value is measured on a nonrecurring basis and categorized within Level 3 of the fair value hierarchy. The fair value was determined using a market approach, estimated based on the negotiated value of the asset and liabilities. See Note 20 of the Notes to these Consolidated Financial Statements for additional details of the HFS assets and liabilities.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Fair Value Measurements as of September 30, 2024

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments
Fixed maturities, AFS:
Corporate (1)	$—	$47,075	$2,449	$49,524
U.S. Treasury, government and agency	—	4,716	—	4,716
States and political subdivisions	—	408	—	408
Foreign governments	—	607	—	607
Residential mortgage-backed (2)	—	3,888	—	3,888
Asset-backed (3)	—	13,324	63	13,387
Commercial mortgage-backed	—	3,647	8	3,655
Redeemable preferred stock	—	60	—	60
Total fixed maturities, AFS	—	73,725	2,520	76,245
Fixed maturities, at fair value using the fair value option	—	1,388	312	1,700
Other equity investments (4)	243	332	54	629
Trading securities	432	1,725	58	2,215
Other invested assets:
Short-term investments	—	81	—	81
Assets of consolidated VIEs/VOEs	17	250	2	269
Swaps	—	(334)	—	(334)
Credit default swaps	—	—	—	—
Futures	(3)	—	—	(3)
Options	—	15,271	—	15,271
Total other invested assets	14	15,268	2	15,284
Cash equivalents	6,941	1,334	—	8,275
Segregated securities	—	547	—	547
Purchased market risk benefits	—	—	8,492	8,492
Assets for market risk benefits	—	—	740	740
Separate Accounts assets (5)	134,337	2,524	—	136,861
Total Assets	$141,967	$96,843	$12,178	$250,988

Liabilities:
Notes issued by consolidated VIE’s, at fair value using the fair value option (6)	$—	$1,561	$168	$1,729
SCS, SIO, MSO and IUL indexed features’ liability	—	16,261	—	16,261
Liabilities of consolidated VIEs and VOEs	—	—	—	—
Liabilities for market risk benefits	—	—	13,197	13,197
Contingent payment arrangements	—	—	129	129
Total Liabilities	$—	$17,822	$13,494	$31,316
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(4)Includes short position equity securities of $17 million that are reported in other liabilities.
(5)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate. As of September 30, 2024, the fair value of such investments was $329 million.
(6)Accrued interest payable of $15 million is reported in Notes issued by consolidated VIE’s, at fair value using the fair value option in the consolidated balance sheets, which is not required to be measured at fair value on a recurring basis.

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
Level Classifications of the Company’s Financial Instruments
Financial Instruments Classified as Level 1
Investments classified as Level 1 primarily include redeemable preferred stock, trading securities, cash equivalents and Separate Accounts assets. Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and NAV for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts. Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less and are carried at cost as a proxy for fair value measurement due to their short-term nature.

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
After giving consideration to collateral arrangements, the Company reduced the fair value of its purchased MRB asset by $509 million and $687 million as of September 30, 2024 and December 31, 2023, respectively, to recognize incremental counterparty non-performance risk.
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
Transfers of Financial Instruments Between Levels 2 and 3
During the nine months ended September 30, 2024, fixed maturities with fair values of $168 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $128 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 5.9% of total equity as of September 30, 2024.
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

	Three Months Ended September 30, 2024
	Corporate	State and Political Subdivisions	Asset-backed	CMBS
	(in millions)
Balance, beginning of period	$2,518	$—	$57	$7
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	2	—	—	—
Investment gains (losses), net	(1)	—	—	—
Subtotal	1	—	—	—
Other comprehensive income (loss)	37	—	—	1
Purchases	318	—	14	—
Sales	(366)	—	(8)	—
Settlements	—	—	—	—
Other	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	(30)	—	—	—
Transfers out of Level 3 (1)	(29)	—	—	—
Balance, end of period	$2,449	$—	$63	$8
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$36	$—	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of September 30, 2024, amounts are included in Net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30, 2024
	Fixed maturities, at FVO	Other Equity Investments (3)	Trading Securities, at Fair Value	Separate Accounts Assets	Contingent Payment Arrangement
	(in millions)
Balance, beginning of period	$224	$59	$57	$—	$(255)
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	2	1	—	—	—
Investment gains (losses), net	1	—	1	—	—
Subtotal	3	1	1	—	—
Other comprehensive income (loss)	—	—	—	—	—
Purchases	114	(4)	—	—	—
Sales	(53)	1	—	—	—
Settlements	—	—	—	—	—
Other (4)	—	—	—	—	126
Activity related to consolidated VIEs/VOEs	—	(1)	—	—	—
Transfers into Level 3 (1)	22	—	—	—	—
Transfers out of Level 3 (1)	2	—	—	—	—
Balance, end of period	$312	$56	$58	$—	$(129)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$20	$1	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$(31)	$—	$—	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of September 30, 2024, amounts are included in Net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(3)Other Equity Investments include other invested assets.
(4)As of September 30, 2024, the contingent liability related to the CarVal acquisition in 2022 by AB was remeasured and a gain was recorded within contingent payment arrangements in the consolidated statements of income (loss).

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30, 2023
	Corporate	State and Political Subdivisions	Asset-backed	RMBS	CMBS
	(in millions)
Balance, beginning of period	$2,037	$27	$—	$—	$34
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1	—	—	—	—
Investment gains (losses), net	(5)	—	—	—	—
Subtotal	(4)	—	—	—	—
Other comprehensive income (loss)	5	—	—	(1)	—
Purchases	163	—	10	40	(1)
Sales	(53)	(1)	—	—	17
Settlements	—	—	—	—	—
Other	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—	—
Transfers into Level 3 (1)	(11)	—	—	—	—
Transfers out of Level 3 (1)	(34)	—	—	—	—
Balance, end of period	$2,103	$26	$10	$39	$50
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$5	$—	$—	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of September 30, 2023, amounts are included in Net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30, 2023
	Fixed maturities, at FVO	Other Equity Investments (3)	Trading Securities, at Fair Value	Separate Accounts Assets	Contingent Payment Arrangement
	(in millions)
Balance, beginning of period	$217	$105	$56	$1	$(250)
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	7	—	—	—	—
Investment gains (losses), net	1	—	—	—	—
Subtotal	8	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—
Purchases	1	—	14	—	—
Sales	(8)	—	—	—	—
Settlements	—	—	—	—	—
Other	—	—	—	—	(2)
Activity related to consolidated VIEs/VOEs	—	1	—	—	—
Transfers into Level 3 (1)	(78)	—	—	—	—
Transfers out of Level 3 (1)	40	—	—	—	—
Balance, end of period	$180	$106	$70	$1	$(252)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$7	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Nine Months Ended September 30, 2024
	Corporate	State and Political Subdivisions	Asset-backed	CMBS
	(in millions)
Balance, beginning of period	$2,158	$27	$47	$7
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	6	—	—	—
Investment gains (losses), net	(3)	—	—	—
Subtotal	3	—	—	—
Other comprehensive income (loss)	48	—	—	1
Purchases	1,075	—	60	—
Sales	(787)	—	(30)	—
Settlements	—	—	—	—
Other	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	27	—	—	—
Transfers out of Level 3 (1)	(75)	(27)	(14)	—
Balance, end of period	$2,449	$—	$63	$8
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$47	$—	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of September 30, 2024, amounts are included in Net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

	Nine Months Ended September 30, 2024
	Fixed maturities, at FVO	Other Equity Investments (3)	Trading Securities, at Fair Value	Separate Accounts Assets	Contingent Payment Arrangement
	(in millions)
Balance, beginning of period	$181	$57	$61	$—	$(253)
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	6	2	—	—	—
Investment gains (losses), net	1	—	(3)	—	—
Subtotal	7	2	(3)	—	—
Other comprehensive income (loss)	—	—	—	—	—
Purchases	161	—	—	—	—
Sales	(86)	(2)	—	—	—
Settlements	—	—	—	—	3
Other (4)	—	—	—	—	121
Activity related to consolidated VIEs/VOEs	—	(1)	—	—	—
Transfers into Level 3 (1)	101	—	—	—	—
Transfers out of Level 3 (1)	(52)	—	—	—	—
Balance, end of period	$312	$56	$58	$—	$(129)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Nine Months Ended September 30, 2024
	Fixed maturities, at FVO	Other Equity Investments (3)	Trading Securities, at Fair Value	Separate Accounts Assets	Contingent Payment Arrangement
	(in millions)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$20	$2	$(4)	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of September 30, 2024, amounts are included in Net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(3)Other Equity Investments include other invested assets.
(4)As of September 30, 2024, the contingent liability related to the CarVal acquisition in 2022 by AB was remeasured and a gain was recorded within contingent payment arrangements in the consolidated statements of income (loss).

	Nine Months Ended September 30, 2023
	Corporate	State and Political Subdivisions	Asset-backed	RMBS	CMBS
	(in millions)
Balance, beginning of period	$2,121	$28	$—	$34	$32
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	4	—	—	—	—
Investment gains (losses), net	(16)	—	—	—	—
Subtotal	(12)	—	—	—	—
Other comprehensive income (loss)	15	—	—	(1)	(1)
Purchases	539	—	10	40	19
Sales	(215)	(2)	—	—	—
Settlements	—	—	—	—	—
Other	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—
Transfers out of Level 3 (1)	(345)	—	—	(34)	—
Balance, end of period	$2,103	$26	$10	$39	$50
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$9	$—	$—	$(1)	$(1)
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of September 30, 2023, amounts are included in Net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Nine Months Ended September 30, 2023
	Fixed maturities, at FVO	Other Equity Investments (3)	Trading Securities, at Fair Value	Separate Accounts Assets	Contingent Payment Arrangement
	(in millions)
Balance, beginning of period	$224	$17	$55	$1	$(247)
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	6	(3)	—	—	—
Investment gains (losses), net	(1)	—	—	—	—
Subtotal	5	(3)	—	—	—
Other comprehensive income (loss)	—	—	—	—	—
Purchases	75	44	—	—	—
Sales	(43)	—	15	—	—
Settlements	—	—	—	—	1
Other	—	—	—	—	(6)
Activity related to consolidated VIEs/VOEs	—	48	—	—	—
Transfers into Level 3 (1)	29	—	—	—	—
Transfers out of Level 3 (1)	(110)	—	—	—	—
Balance, end of period	$180	$106	$70	$1	$(252)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$(3)	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$4	$—	$—	$—	$—
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
Quantitative Information about Level 3 Fair Value Measurements as of September 30, 2024

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(Dollars in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$399	Matrix pricing model	Spread over Benchmark	20 bps - 295 bps	131 bps
	704	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples Loan to value	4.0x - 36.5x 7.8% - 17.1% 0.7x - 11.8x (1.6)% - 65.1%	12.5x 3.4% 4.2x 14.4%
Trading securities, at fair value	58	Discounted cash flow	Earnings multiple Discount factor Discount years	9.1x 10.0% 7
Other equity investments	—	Discounted cash flow	Earnings Multiple	0.0x - 0.0x	0.0x
Purchased MRB asset (1) (2) (4)	8,492	Discounted cash flow	Lapse rates Withdrawal rates GMIB Utilization rates Non-performance risk Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.24%-13.05% 0.06%-11.65% 0.04%-66.70% 33 bps - 96 bps 12%-30% 0.01%-0.17% 0.06%-0.52% 0.32%-41.20%	1.95% 0.52% 6.56% 36 bps 24% 3.15% (same for all ages) (same for all ages)
Liabilities:
AB Contingent consideration payable	$129	Discounted cash flow	Expected revenue growth rates Discount rate	(2.2)% - 29.3% 1.9% - 10.4%	8.6% 5.1%
Direct MRB (1) (2) (3) (4)	12,457	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality: Ages 0-40 Ages 41-60 Ages 61-115	111 bps 0.24%-36.18% 0.00%-11.65% 0.04%-100.00% 0.01%-0.17% 0.06%-0.52% 0.32%-41.20%	111 bps 3.36% 0.66% 5.20% 2.94% (same for all ages) (same for all ages)
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
(3)MRB liabilities are shown net of MRB assets. Net amount is made up of $13.2 billion of MRB liabilities and $740 million of MRB assets.
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
Excluded from the tables above as of September 30, 2024 and December 31, 2023, respectively, are approximately $1.8 billion and $1.1 billion of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above as of September 30, 2024 and December 31, 2023, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit risk transfer securities, and equipment financings. Included in the tables above as of September 30, 2024 and December 31, 2023, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
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
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
September 30, 2024:
Mortgage loans on real estate	$19,237	$—	$—	$18,112	$18,112
Policy loans	$4,293	$—	$—	$4,664	$4,664
Policyholders’ liabilities: Investment contracts	$2,076	$—	$—	$2,058	$2,058
FHLB funding agreements	$7,167	$—	$7,126	$—	$7,126
FABN funding agreements	$5,795	$—	$5,567	$—	$5,567
Funding agreement-backed commercial paper (FABCP)	$73	$—	$75	$—	$75
Long-term debt	$3,831	$—	$3,894	$—	$3,894
Separate Accounts liabilities	$11,993	$—	$—	$11,993	$11,993

December 31, 2023:
Mortgage loans on real estate	$18,171	$—	$—	$16,471	$16,471
Policy loans	$4,158	$—	$—	$4,485	$4,485
Policyholders’ liabilities: Investment contracts	$1,663	$—	$—	$1,634	$1,634
FHLB funding agreements	$7,618	$—	$7,567	$—	$7,567
FABN funding agreements	$6,267	$—	$5,840	$—	$5,840
Funding agreement-backed commercial paper (FABCP)	$939	$—	$948	$—	$948
Long-term debt	$3,820	$—	$3,742	$—	$3,742
Separate Accounts liabilities	$10,715	$—	$—	$10,715	$10,715

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
Federal Home Loan Bank (“FHLB”) Funding Agreements
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
8)    LIABILITIES FOR FUTURE POLICYHOLDER BENEFITS
The following table reconciles the net liability for future policy benefits and liability of death benefits to the liability for future policy benefits in the consolidated balance sheets:

	September 30, 2024	December 31, 2023
	(in millions)
Reconciliation
Term	$1,367	$1,348
Payout	5,103	4,464
Group Pension - Benefit Reserve & DPL	487	490
Health	1,448	1,505
UL	1,256	1,193
Subtotal	9,661	9,000
Whole Life Closed Block and Open Block products	5,259	5,444
Other (1)	932	970
Future policyholder benefits total	15,852	15,414
Other policyholder funds and dividends payable	2,084	1,949
Total	$17,936	$17,363

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
The following table summarizes balances and changes in the liability for future policy benefits for nonparticipating traditional and limited pay contracts:

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
	Protection Solutions	Individual Retirement	Corporate & Other		Protection Solutions	Individual Retirement	Corporate & Other
	Term	Payout	Group Pension	Health	Term	Payout	Group Pension	Health
	(in millions)
Present Value of Expected Net Premiums
Balance, beginning of period	$2,133	$—	$—	$(21)	$2,100	$—	$—	$(5)
Beginning balance at original discount rate	2,058	—	—	(22)	2,078	—	—	(5)
Effect of changes in cash flow assumptions	21	—	—	(3)	32	—	—	(8)
Effect of actual variances from expected experience	(79)	—	—	(5)	(14)	—	—	(6)
Adjusted beginning of period balance	2,000	—	—	(30)	2,096	—	—	(19)
Issuances	40	—	—	—	49	—	—	—
Interest accrual	73	—	—	(1)	75	—	—	(1)
Net premiums collected	(139)	—	—	3	(147)	—	—	2
Ending Balance at original discount rate	1,974	—	—	(28)	2,073	—	—	(18)
Effect of changes in discount rate assumptions	79	—	—	1	(82)	—	—	1
Balance, end of period	$2,053	$—	$—	$(27)	$1,991	$—	$—	$(17)

Present Value of Expected Future Policy Benefits
Balance, beginning of period	$3,480	$4,464	$490	$1,484	$3,465	$3,517	$523	$1,553
Beginning balance of original discount rate	3,330	4,680	536	1,672	3,391	3,869	583	1,795
Effect of changes in cash flow assumptions	39	—	—	—	40	—	—	(12)
Effect of actual variances from expected experience	(101)	(1)	2	(12)	(16)	1	—	(5)
Adjusted beginning of period balance	3,268	4,679	538	1,660	3,415	3,870	583	1,778
Issuances	43	765	21	—	53	771	—	—
Interest accrual	123	131	14	41	126	94	15	43
Benefits payments	(182)	(342)	(47)	(122)	(254)	(268)	(50)	(111)
Ending Balance at original discount rate	3,252	5,233	526	1,579	3,340	4,467	548	1,710
Effect of changes in discount rate assumptions	167	(130)	(39)	(158)	(84)	(486)	(73)	(290)
Balance, end of period	$3,419	$5,103	$487	$1,421	$3,256	$3,981	$475	$1,420
Impact of flooring LFPB at zero	1	—	—	—	1	—	—	—
Net liability for future policy benefits	$1,367	5,103	487	1,448	1,266	3,981	475	1,437
Less: Reinsurance recoverable	3	(1,299)	—	(1,136)	25	(777)	—	(1,145)
Net liability for future policy benefits, after reinsurance recoverable	$1,370	$3,804	$487	$312	$1,291	$3,204	$475	$292

Weighted-average duration of liability for future policyholder benefits (years)	6.8	7.8	7.0	8.5	7.1	8.1	7.1	8.7

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses related to nonparticipating traditional and limited payment contracts:

	September 30, 2024	December 31, 2023
	(in millions)
Term
Expected future benefit payments and expenses (undiscounted)	$5,691	$5,878
Expected future gross premiums (undiscounted)	6,679	6,979
Expected future benefit payments and expenses (discounted; AOCI basis)	3,420	3,480
Expected future gross premiums (discounted; AOCI basis)	3,747	3,879

Payout
Expected future benefit payments and expenses (undiscounted)	7,464	6,630
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted; AOCI basis)	4,995	4,350
Expected future gross premiums (discounted; AOCI basis)	—	—

Group Pension
Expected future benefit payments and expenses (undiscounted)	627	668
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted; AOCI basis)	470	471
Expected future gross premiums (discounted; AOCI basis)	—	—

Health
Expected future benefit payments and expenses (undiscounted)	2,177	2,318
Expected future gross premiums (undiscounted)	75	85
Expected future benefit payments and expenses (discounted; AOCI basis)	1,405	1,468
Expected future gross premiums (discounted; AOCI basis)	$60	$68
The table below summarizes the revenue and interest related to nonparticipating traditional and limited payment contracts:

	Nine Months Ended September 30,
	2024	2023	2024	2023
	Gross Premium		Interest Accretion
	(in millions)
Revenue and Interest Accretion
Term	$254	$206	$50	$50
Payout	201	135	153	103
Group Pension	—	—	13	15
Health	9	6	41	44
Total	$464	$347	$257	$212

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table provides the weighted average interest rates for the liability for future policy benefits:

	September 30, 2024	December 31, 2023
Weighted Average Interest Rate
Term
Interest accretion rate	5.6%	5.6%
Current discount rate	4.6%	4.8%
Payout
Interest accretion rate	4.4%	4.2%
Current discount rate	4.7%	4.9%
Group Pension
Interest accretion rate	3.3%	3.3%
Current discount rate	4.6%	4.8%
Health
Interest accretion rate	3.4%	3.4%
Current discount rate	4.8%	4.9%
The following table provides the balance, changes in and the weighted average durations of the additional insurance liabilities:

	Nine Months Ended September 30,
	2024	2023
	Protection Solutions
	UL
	(Dollars in millions)
Balance, beginning of period	$1,193	$1,109
Beginning balance before AOCI adjustments	1,230	1,135
Effect of changes in interest rate & cash flow assumptions and model changes	17	(12)
Effect of actual variances from expected experience	(2)	14
Adjusted beginning of period balance	1,245	1,137
Interest accrual	41	38
Net assessments collected	53	50
Benefit payments	(44)	(39)
Ending balance before shadow reserve adjustments	1,295	1,186
Effect of reserve adjustment recorded in AOCI	(39)	(55)
Balance, end of period	$1,256	$1,131

Net liability for additional liability	$1,256	$1,131
Less: Reinsurance recoverable	—	—
Net liability for additional liability, after reinsurance recoverable	$1,256	$1,131

Weighted-average duration of additional liability - death benefit (years)	19.7	19.2

The following tables provide the revenue, interest and weighted average interest rates, related to the additional insurance liabilities:

	Nine Months Ended September 30,
	2024	2023	2024	2023
	Assessments		Interest Accretion
	(in millions)
Revenue and Interest Accretion
UL	$499	$487	$41	$38
Total	$499	$487	$41	$38

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Nine Months Ended September 30,
	2024	2023

Weighted Average Interest Rate
UL	4.5%	4.5%
Interest accretion rate	4.5%	4.5%
The discount rate used for additional insurance liabilities reserve is based on the crediting rate at issue.
9)    MARKET RISK BENEFITS
The following table presents the balances and changes to the balances for MRBs for the GMxB benefits on deferred variable annuities:

	Three Months Ended September 30,
	2024				2023
	Individual Retirement	Legacy			Individual Retirement	Legacy
	GMxB Core	GMxB Legacy	Purchased MRB	Net Legacy	GMxB Core	GMxB Legacy	Purchased MRB	Net Legacy
	(in millions)
Balance, beginning of period	$404	$11,418	$(7,989)	$3,429	$131	$12,720	$(9,923)	$2,797
Balance BOP before changes in the instrument specific credit risk	119	10,898	(7,970)	2,928	351	14,142	(9,827)	4,315
Model changes and effect of changes in cash flow assumptions	88	(70)	(25)	(95)	20	(11)	(33)	(44)
Actual market movement effect	(195)	(596)	302	(294)	202	718	(300)	418
Interest accrual	13	141	(105)	36	22	213	(150)	63
Attributed fees accrued (1)	99	201	(63)	138	100	212	(66)	146
Benefit payments	(10)	(301)	174	(127)	(11)	(322)	190	(132)
Actual policyholder behavior different from expected behavior	10	(8)	(2)	(10)	7	(13)	(2)	(15)
Changes in future economic assumptions	164	1,098	(771)	327	(411)	(2,609)	1,511	(1,098)
Issuances	—	—	—	—	—	—	—	—
Balance EOP before changes in the instrument-specific credit risk	288	11,363	(8,460)	2,903	280	12,330	(8,677)	3,653
Changes in the instrument-specific credit risk (2)	279	541	(28)	513	38	(349)	(61)	(410)
Balance, end of period	$567	$11,904	$(8,488)	$3,416	$318	$11,981	$(8,738)	$3,243

Weighted-average age of policyholders (years)	65.1	73.5	73.0	N/A	64.2	72.9	72.5	N/A
Net amount at risk	$2,606	$18,977	$10,159	N/A	$3,598	$23,123	$12,188	N/A
______________
(1)Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)Changes are recorded in OCI except for reinsurer credit which is reflected in the consolidated income statement.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Nine Months Ended September 30,
	2024				2023
	Individual Retirement	Legacy			Individual Retirement	Legacy
	GMxB Core	GMxB Legacy	Purchased MRB (3)	Net Legacy	GMxB Core	GMxB Legacy	Purchased MRB (3)	Net Legacy
	(in millions)
Balance, beginning of period	$590	$13,418	$(9,420)	$3,998	$530	$14,699	$(10,415)	$4,284
Balance BOP before changes in the instrument specific credit risk	322	13,028	(9,387)	3,641	529	15,314	(10,358)	4,956
Model changes and effect of changes in cash flow assumptions (4)	86	(78)	125	47	20	(11)	(33)	(44)
Actual market movement effect	(359)	(1,339)	700	(639)	(128)	(662)	402	(260)
Interest accrual	44	455	(328)	127	60	604	(437)	167
Attributed fees accrued (1)	305	599	(199)	400	306	630	(207)	423
Benefit payments	(31)	(933)	505	(428)	(35)	(1,008)	560	(448)
Actual policyholder behavior different from expected behavior	24	(31)	(3)	(34)	19	1	(28)	(27)
Changes in future economic assumptions	(101)	(338)	127	(211)	(488)	(2,538)	1,424	(1,114)
Issuances	(2)	—	—	—	(3)	—	—	—
Balance EOP before changes in the instrument-specific credit risk	288	11,363	(8,460)	2,903	280	12,330	(8,677)	3,653
Changes in the instrument-specific credit risk (2)	279	541	(28)	513	38	(349)	(61)	(410)
Balance, end of period	$567	$11,904	$(8,488)	$3,416	$318	$11,981	$(8,738)	$3,243

Weighted-average age of policyholders (years)	65.1	73.5	73.0	N/A	64.2	72.9	72.5	N/A
Net amount at risk	$2,606	$18,977	$10,159	N/A	$3,598	$23,123	$12,188	N/A
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
The following table reconciles MRBs by the amounts in an asset position and amounts in a liability position to the MRB amounts in the consolidated balance sheets:

	September 30, 2024					December 31, 2023
	Direct Asset	Direct Liability	Net Direct MRB	Purchased MRB	Total	Direct Asset	Direct Liability	Net Direct MRB	Purchased MRB	Total
	(in millions)
Individual Retirement
GMxB Core	$(476)	$1,043	$567	$—	$567	$(418)	$1,008	$590	$—	$590
Legacy Segment
GMxB Legacy	(170)	12,074	11,904	(8,488)	3,416	(102)	13,520	13,418	(9,420)	3,998
Other (1)	(94)	80	(14)	(4)	(18)	(71)	84	13	(7)	6
Total	$(740)	$13,197	$12,457	$(8,492)	$3,965	$(591)	$14,612	$14,021	$(9,427)	$4,594
______________
(1)Other primarily includes SCS.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
10)     POLICYHOLDER ACCOUNT BALANCES
The following table reconciles the policyholders account balances to the policyholders’ account balance liability in the consolidated balance sheets:

	September 30, 2024	December 31, 2023
	(in millions)
Policyholders’ account balance reconciliation
Protection Solutions
Universal Life	$5,095	$5,202
Variable Universal Life	4,967	4,862
Legacy Segment
GMxB Legacy	239	293
Individual Retirement
GMxB Core	12	36
SCS	61,743	49,002
EQUI-VEST Individual	2,117	2,322
Group Retirement
EQUI-VEST Group	11,266	11,563
Momentum	553	608
Other (1) (2)	8,377	6,895
Balance (exclusive of Funding Agreements)	94,369	80,783
Funding Agreements (2)	13,064	14,890
Balance, end of period	$107,433	$95,673
_____________
(1)Primarily reflects products IR Payout, IR Other, Indexed Universal Life, Investment Edge, Group Pension, Closed Block and Corporate and Other.
(2)Balances as of December 31, 2023 were revised from previously filed financial statements.
The following table summarizes the balances and changes in policyholder’s account balances:

	Nine Months Ended September 30, 2024
	Protection Solutions		Legacy	Individual Retirement			Group Retirement
	Universal Life	Variable Universal Life	GMxB Legacy	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum
	(Dollars in millions)
Balance, beginning of period	$5,202	$4,862	$293	$36	$49,002	$2,322	$11,563	$608
Premiums received	490	91	3	177	12	26	452	50
Policy charges	(537)	(196)	9	—	(17)	—	(4)	—
Surrenders and withdrawals	(62)	(30)	(67)	(27)	(2,988)	(251)	(1,203)	(104)
Benefit payments	(163)	(58)	(14)	(2)	(222)	(40)	(55)	(1)
Net transfers from (to) separate account	—	139	4	(178)	9,512	11	253	(10)
Interest credited (2)	165	159	11	6	6,444	49	260	10
Other	—	—	—	—	—	—	—	—
Balance, end of period	$5,095	$4,967	$239	$12	$61,743	$2,117	$11,266	$553

Weighted-average crediting rate	3.81%	3.70%	2.74%	1.68%	N/A	2.96%	2.69%	2.32%
Net amount at risk (3)	$33,800	$116,107	$18,977	$2,606	$—	$100	$8	$—
Cash surrender value	$3,386	$3,194	$507	$241	$58,668	$2,110	$11,207	$554
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

	Nine Months Ended September 30, 2023
	Protection Solutions		Legacy	Individual Retirement			Group Retirement
	Universal Life	Variable Universal Life	GMxB Legacy	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum
	(Dollars in millions)
Balance, beginning of period	$5,340	$4,909	$382	$69	$35,702	$2,652	$12,045	$702
Premiums received	528	107	8	163	5	27	460	49
Policy charges	(572)	(190)	7	2	(6)	—	(4)	—
Surrenders and withdrawals	(57)	(33)	(67)	(24)	(2,046)	(256)	(1,207)	(105)
Benefit payments	(169)	(84)	(18)	(1)	(194)	(56)	(54)	(4)
Net transfers from (to) separate account	—	(53)	—	(162)	7,366	7	210	(24)
Interest credited (2)	166	151	13	4	3,394	56	268	10
Other	—	—	—	—	—	4	11	—
Balance, end of period	$5,236	$4,807	$325	$51	$44,221	$2,434	$11,729	$628

Weighted-average crediting rate	3.75%	3.70%	2.71%	1.57%	—%	2.90%	2.56%	2.33%
Net amount at risk (3)	$36,003	$115,752	$23,123	$3,598	$31	$126	$51	$—
Cash surrender value	$3,450	$3,201	$607	$273	$40,156	$2,427	$11,672	$630
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
The following table presents the account values by range of guaranteed minimum crediting rates and the related range of the difference in basis points, between rates being credited policyholders and the respective guaranteed minimums:

September 30, 2024
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)
Protection Solutions
Universal Life	0.00% - 1.50%	$—	$—	$—	$6	$6
	1.51% - 2.50%	11	90	321	607	1,029
	Greater than 2.50%	3,425	605	—	—	4,030
	Total	$3,436	$695	$321	$613	$5,065

Variable Universal Life	0.00% - 1.50%	$11	$16	$86	$33	$146
	1.51% - 2.50%	36	391	178	—	605
	Greater than 2.50%	3,673	—	22	—	3,695
	Total	$3,720	$407	$286	$33	$4,446
Legacy Segment

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

September 30, 2024
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)
GMxB Legacy	0.00% - 1.50%	$70	$3	$—	$—	$73
	1.51% - 2.50%	20	—	—	—	20
	Greater than 2.50%	416	—	—	—	416
	Total	$506	$3	$—	$—	$509

Individual Retirement
GMxB Core	0.00% - 1.50%	$12	$167	$—	$—	$179
	1.51% - 2.50%	12	—	—	—	12
	Greater than 2.50%	57	—	—	—	57
	Total	$81	$167	$—	$—	$248

EQUI-VEST Individual	0.00% - 1.50%	$44	$202	$—	$—	$246
	1.51% - 2.50%	39	—	—	—	39
	Greater than 2.50%	1,831	—	—	—	1,831
	Total	$1,914	$202	$—	$—	$2,116
Group Retirement
EQUI-VEST Group	0.00% - 1.50%	$734	$2,379	$32	$265	$3,410
	1.51% - 2.50%	350	—	—	—	350
	Greater than 2.50%	6,231	—	1	—	6,232
	Total	$7,315	$2,379	$33	$265	$9,992

Momentum	0.00% - 1.50%	$—	$13	$305	$51	$369
	1.51% - 2.50%	117	1	—	—	118
	Greater than 2.50%	61	—	5	—	66
	Total	$178	$14	$310	$51	$553

December 31, 2023
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)
Protection Solutions
Universal Life	0.00% - 1.50%	$—	$—	$—	$6	$6
	1.51% - 2.50%	61	69	462	430	1,022
	Greater than 2.50%	3,515	627	—	—	4,142
	Total	$3,576	$696	$462	$436	$5,170

Variable Universal Life	0.00% - 1.50%	$16	$33	$53	$9	$111
	1.51% - 2.50%	35	495	28	—	558
	Greater than 2.50%	3,712	—	13	5	3,730
	Total	$3,763	$528	$94	$14	$4,399
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Separate Account - Summary
The following table reconciles the Separate Account liabilities to the Separate Account liability balance in the consolidated balance sheets:

	September 30, 2024	December 31, 2023
	(in millions)
Separate Account Reconciliation
Protection Solutions
Variable Universal Life	$18,110	$15,821
Legacy Segment
GMxB Legacy	34,607	33,794
Individual Retirement
GMxB Core	31,414	29,829
EQUI-VEST Individual	4,920	4,582
Investment Edge	4,892	4,275
Group Retirement
EQUI-VEST Group	30,686	26,959
Momentum	4,932	4,421
Other (1)	7,846	7,570
Total	$137,407	$127,251
______________
(1)Primarily reflects Corporate and Other products and Group Retirement products including Association and Group Retirement Other.
The following table presents the balances of and changes in Separate Account liabilities:

	Nine Months Ended September 30, 2024
	Protection Solutions	Legacy	Individual Retirement			Group Retirement
	VUL	GMxB Legacy	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum
	(in millions)
Balance, beginning of period	$15,821	$33,794	$29,829	$4,582	$4,275	$26,959	$4,421
Premiums and deposits	925	165	1,499	69	1,333	1,709	554
Policy charges	(432)	(477)	(374)	(1)	—	(13)	(17)
Surrenders and withdrawals	(474)	(2,529)	(2,710)	(381)	(389)	(1,778)	(686)
Benefit payments	(68)	(568)	(203)	(40)	(22)	(47)	(8)
Investment performance (1)	2,476	4,226	3,195	702	543	4,109	659
Net transfers from (to) General Account	(138)	(4)	178	(11)	(848)	(253)	9
Other charges	—	—	—	—	—	—	—
Balance, end of period	$18,110	$34,607	$31,414	$4,920	$4,892	$30,686	$4,932

Cash surrender value	$17,727	$34,334	$30,579	$4,887	$4,803	$30,378	$4,924
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
The following table presents the aggregate fair value of Separate Account assets by major asset category:

	September 30, 2024
	Protection Solutions	Individual Retirement	Group Retirement	Corp & Other	Legacy Segment	Total
	(in millions)
Asset Type
Debt securities	$56	$1	$—	$27	$—	$84
Common Stock	70	36	483	1,693	—	2,282
Mutual Funds	18,509	42,918	37,101	665	34,633	133,826
Bonds and Notes	116	3	14	1,082	—	1,215
Total	$18,751	$42,958	$37,598	$3,467	$34,633	$137,407

	December 31, 2023
	Protection Solutions	Individual Retirement	Group Retirement	Corp & Other	Legacy Segment	Total
	(in millions)
Asset Type
Debt securities	$48	$1	$21	$6	$—	$76
Common Stock	65	34	447	1,667	—	2,213
Mutual Funds	16,199	40,113	32,780	689	33,802	123,583
Bonds and Notes	91	4	1	1,283	—	1,379
Total	$16,403	$40,152	$33,249	$3,645	$33,802	$127,251

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
Net Periodic Pension Expense
Components of net periodic pension expense for the Company’s plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Service cost	$2	$2	$6	$6
Interest cost	30	31	89	93
Expected return on assets	(36)	(38)	(110)	(116)
Prior period service cost amortization	(1)	1	(2)	—
Actuarial (gain) loss	—	—	—	1
Net amortization	15	11	44	28
Net Periodic Pension Expense	$10	$7	$27	$12
12)    INCOME TAXES
Income tax expense for the three and nine months ended September 30, 2024 and 2023 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
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
For the three and nine months ended September 30, 2024, the Company recorded decreases to the valuation allowance of $120 million and $113 million, respectively, due to changes in the value of unrealized losses in the available for sale portfolio that will not be held to recovery. This adjustment was recorded in other comprehensive income. A valuation allowance of $121 million remains against the portion of the deferred tax asset that is still not more-likely-than-not to be realized.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The Company uses the aggregate portfolio approach related to the stranded or disproportionate income tax effects in accumulated other comprehensive income related to available for sale securities. Under this approach, the disproportionate tax effect remains intact as long as the investment portfolio remains.
13)    EQUITY
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows:

	September 30, 2024			December 31, 2023
Series	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
Series A	32,000	32,000	32,000	32,000	32,000	32,000
Series B	20,000	20,000	20,000	20,000	20,000	20,000
Series C	12,000	12,000	12,000	12,000	12,000	12,000
Total	64,000	64,000	64,000	64,000	64,000	64,000

Dividends declared per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Series A dividends declared	$328	$328	$984	$984
Series B dividends declared	$—	$—	$619	$619
Series C dividends declared	$269	$269	$806	$806
Common Stock
Dividends declared per share of common stock were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Dividends declared	$0.24	$0.22	$0.70	$0.64

Share Repurchase
On February 5, 2024, the Company’s Board of Directors authorized a new $1.3 billion share repurchase program. Under this program, the Company may, from time to time purchase shares of its common stock through various means. The Company may choose to suspend or discontinue the repurchase program at any time. The repurchase program does not obligate the Company to purchase any particular number of shares. As of September 30, 2024, Holdings had authorized capacity of approximately $706 million remaining in its share repurchase program.
Holdings repurchased a total of 6.2 million and 20.0 million shares of its common stock at an average price of $40.92 and $37.74 through open market repurchases, ASRs and privately negotiated transactions for the three and nine months ended September 30, 2024, respectively and repurchased a total of 8.3 million and 24.5 million shares of its common stock at an average price of $28.69 and $27.70 through open market repurchases, ASRs and privately negotiated transactions for the three and nine months ended September 30, 2023, respectively.
During the three and nine months ended September 30, 2024, Holdings repurchased 3.4 million and 9.8 millions shares, respectively, of its common stock through open market repurchases. During the three and nine months ended September 30, 2023, Holdings repurchased 3.4 million and 11.5 million shares, respectively, of its common stock through open market repurchases.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
In September 2024, Holdings entered into an ASR with a third-party financial institution to repurchase an aggregate of $30 million of Holdings’ common stock. Pursuant to the ASR, Holdings made a pre-payment of $30 million and received initial delivery of 567,644 Holdings’ shares. The ASR terminated in October 2024, at which time an additional 133,927 shares of common stock were received.

In June 2024, Holdings established an obligation to enter into an ASR with a third-party financial institution to repurchase an aggregate of $85 million of Holdings’ common stock. Pursuant to the ASR, on July 2, 2024, Holdings made a pre-payment of $85 million and received initial delivery of 1.6 million of Holdings’ shares. The ASR terminated in August 2024, at which time an additional 366,947 shares of common stock were received.
In June 2024, Holdings entered into an ASR with a third-party financial institution to repurchase an aggregate of $35 million of Holdings’ common stock. Pursuant to the ASR, Holdings made a pre-payment of $35 million and received initial delivery of 0.7 million of Holdings’ shares. The ASR terminated in July 2024, at which time an additional 166,723 shares of common stock were received.
In March 2024, Holdings established an obligation to enter into an ASR with a third-party financial institution to repurchase an aggregate of $80 million of Holdings’ common stock. Pursuant to the ASR, on April 3, 2024, Holdings made a pre-payment of $80 million and received initial delivery of 1.7 million of Holdings’shares. The ASR terminated in May 2024, at which time an additional 466,923 shares of common stock were received.
In March 2024, Holdings entered into an ASR with a third-party financial institution to repurchase an aggregate of $50 million of Holdings’ common stock, Pursuant to the ASR, Holdings made a pre-payment of $50 million and received initial delivery of 1.0 million of Holdings’ shares. The ASR terminated in April 2024, at which time an additional 235,302 shares of common stock were received.
In December 2023, Holdings established an obligation to enter into an ASR with a third-party financial institution to repurchase an aggregate of $95 million of Holdings’ common stock. Pursuant to the ASR, on January 4, 2024, Holdings made a pre-payment of $95 million and received initial delivery of 2.3 million of Holdings’ shares. The ASR terminated in January 2024, at which time an additional 625,040 shares of common stock were received.
Accumulated Other Comprehensive Income (Loss)
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances as of September 30, 2024 and December 31, 2023 follow:

	September 30, 2024	December 31, 2023
	(in millions)
Unrealized gains (losses) on investments	$(5,253)	$(6,638)
Market risk benefits - instrument-specific credit risk component	(800)	(633)
Liability for future policy benefits - current discount rate component	108	182
Defined benefit pension plans	(623)	(652)
Foreign currency translation adjustments	(60)	(76)
Total accumulated other comprehensive income (loss)	(6,628)	(7,817)
Less: Accumulated other comprehensive income (loss) attributable to noncontrolling interest	(33)	(40)
Accumulated other comprehensive income (loss) attributable to Holdings	$(6,595)	$(7,777)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The components of OCI, net of taxes for three and nine months ended September 30, 2024 and 2023 are as follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$2,299	$(2,102)	$1,314	$(1,231)
(Gains) losses reclassified into net income (loss) during the period (1)	22	274	43	374
Net unrealized gains (losses) on investments	2,321	(1,828)	1,357	(857)
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	(66)	62	(23)	93
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $448, $(384), $212 and $(375))	2,255	(1,766)	1,334	(764)
Change in LFPB discount rate and MRB credit risk, net of tax
Market risk benefits - changes in instrument-specific credit risk (net of deferred income tax expense (benefit) of $(1), $(289), $(35) and $(63))	(5)	(1,086)	(133)	(235)
Liability for future policy benefits - changes in current discount rate (net of deferred income tax expense (benefit) of $(60), $52, $(16) and $42 )	(223)	195	(58)	157
Change in defined benefit plans:
Reclassification to Net income (loss) of amortization of net prior service credit included in net periodic cost	11	6	29	35
Change in defined benefit plans (net of deferred income tax expense (benefit) of $(3), $(2), $(8), and $(9))	11	6	29	35
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period	20	(16)	17	(5)
Foreign currency translation adjustment	20	(16)	17	(5)
Total other comprehensive income (loss), net of income taxes	2,058	(2,667)	1,189	(812)
Less: Other comprehensive income (loss) attributable to noncontrolling interest	8	(7)	7	(2)
Other comprehensive income (loss) attributable to Holdings	$2,050	$(2,660)	$1,182	$(810)
______________
(1)See “Reclassification adjustment” in Note 3 of the Notes to these Consolidated Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of $(6) million and $(11) million for the three and nine months ended September 30, 2024,respectively, and $(73) million, and $(99) million for the three and nine months ended September 30, 2023, respectively.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
14)    SHORT-TERM AND LONG-TERM DEBT
Borrowings
Our financial strategy going forward will remain subject to market conditions and other factors. For example, we may from time to time enter into additional bank or other financing arrangements, including public or private debt, structured facilities and contingent capital arrangements, under which we could incur additional indebtedness.
The following table sets forth the Company’s total consolidated borrowings. Short-term and long-term debt consists of the following:

	September 30,	December 31,
	2024	2023
	(in millions)
Short-term debt:
AB commercial paper	$—	$254
Total short-term debt	—	254
Long-term debt:
Senior Debenture, (7.00%, due 2028)	250	349
Senior Note (4.35% due 2028)	1,494	1,493
Senior Note (4.572% due 2029)	301	—
Senior Note (5.594% due 2033)	497	497
Senior Note (5.00% due 2048)	1,289	1,481
Total long-term debt	3,831	3,820
Total borrowings	$3,831	$4,074
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
15)    REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Balance, beginning of period	$1,088	$531	$770	$455
Net earnings (loss) attributable to redeemable noncontrolling interests	26	6	60	24
Purchase/change of redeemable noncontrolling interests	109	99	393	157
Balance, end of period	$1,223	$636	$1,223	$636

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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
For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2024, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $100 million.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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
FHLB
As a member of the FHLB, Equitable Financial and Equitable America have access to collateralized borrowings. They also may issue funding agreements to the FHLB. Both the collateralized borrowings and funding agreements would require Equitable Financial or Equitable America to pledge qualified mortgage-backed assets and/or government securities as collateral. Equitable Financial issues short-term funding agreements to the FHLB and uses the funds for asset, liability, and cash management purposes. Equitable Financial issues long-term funding agreements to the FHLB and uses the funds for spread lending purposes.
Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. Equitable Financial has purchased FHLB stock of $336 million and pledged collateral with a carrying value of $11.1 billion as of September 30, 2024. Equitable America has purchased FHLB stock of $4 million as of September 30, 2024.
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
Change in FHLB Funding Agreements during the Nine Months Ended September 30, 2024

	Outstanding Balance at December 31, 2023	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at September 30, 2024
	(in millions)
Short-term funding agreements:
Due in one year or less	$6,168	$49,084	$(49,534)	$125	$—	$5,843
Long-term funding agreements:
Due in years two through five	799	—	—	(67)	—	732
Due in more than five years	648	—	—	(58)	—	590
Total long-term funding agreements	1,447	—	—	(125)	—	1,322
Total funding agreements (1)	$7,615	$49,084	$(49,534)	$—	$—	$7,165
_____________
(1)The $2 million and $3 million difference between the funding agreements carrying value shown in fair value table for September 30, 2024 and December 31, 2023, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
FABN
Under the FABN program, Equitable Financial may issue funding agreements in U.S. dollar or other foreign currencies to a Delaware special purpose statutory trust (the “Trust”) in exchange for the proceeds from issuances of fixed and floating rate medium-term marketable notes issued by the Trust from time to time (the “Trust Notes”). The funding agreements have matching interest, maturity and currency payment terms to the applicable Trust Notes. The Company hedges the foreign currency exposure of foreign currency denominated funding agreements using cross currency swaps as discussed in Note 4 of the Notes to these Consolidated Financial Statements. As of September 30, 2024, the maximum aggregate principal amount of Trust Notes permitted to be outstanding at any one time is $10.0 billion. Funding agreements issued to the Trust, including any foreign currency transaction adjustments, are reported in policyholders’ account balances in the consolidated balance sheets. Foreign currency transaction adjustments to policyholder’s account balances are recognized in net income (loss) as an adjustment to interest credited to policyholders’ account balances and are offset in interest credited to policyholders’ account balances by a release of AOCI from deferred changes in fair value of designated and qualifying cross currency swap cash flow hedges. The table below summarizes Equitable Financial’s activity of funding agreements under the FABN program.
Change in FABN Funding Agreements during the Nine Months Ended September 30, 2024

	Outstanding Balance at December 31, 2023	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Foreign Currency Transaction Adjustment	Outstanding Balance at September 30, 2024
	(in millions)
Short-term funding agreements:
Due in one year or less	$1,000	$—	$(500)	$650	$—	$—	$1,150
Long-term funding agreements:
Due in years two through five	4,984	—	—	(650)	—	24	4,358
Due in more than five years	300	—	—	—	—	—	300
Total long-term funding agreements	5,284	—	—	(650)	—	24	4,658
Total funding agreements (1)	$6,284	$—	$(500)	$—	$—	$24	$5,808
_____________
(1)The $13 million and $17 million difference between the funding agreements notional value shown and carrying value table as of September 30, 2024 and December 31, 2023, respectively, reflects the remaining amortization of the issuance cost of the funding agreements and the foreign currency transaction adjustment.
Funding Agreement-Backed Commercial Paper Program (“FABCP”)
In May 2023, Equitable Financial and Equitable America established a FABCP program, pursuant to which a SPLLC may issue commercial paper and deposit the proceeds with Equitable Financial or Equitable America pursuant to a funding agreement issued by Equitable Financial or Equitable America to the SPLLC. The current maximum aggregate principal amount permitted to be outstanding at any one time under the FABCP program is $3.0 billion for Equitable Financial and $1.0 billion for Equitable America. As of September 30, 2024, Equitable Financial and Equitable America had $75 million and $0 million outstanding under the program, respectively.
Credit Facilities
For information regarding activity pertaining to our credit facilities arrangements, see Note 14 of the Notes to these Consolidated Financial Statements.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of September 30, 2024, these arrangements include commitments by the Company to provide equity financing of $1.2 billion to certain limited partnerships and real estate joint ventures under certain conditions as well as a guarantee of a subsidiary’s performance under a reinsurance arrangement that will no longer be in effect once certain conditions at the subsidiary are met and notice is provided. Management believes the Company will not incur material losses as a result of these commitments.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The Company had $17 million of undrawn letters of credit related to reinsurance as of September 30, 2024. The Company had $448 million of commitments under existing mortgage loan agreements as of September 30, 2024.
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
17)    BUSINESS SEGMENT INFORMATION
We have six reportable segments: Individual Retirement, Group Retirement, Asset Management, Protection Solutions, Wealth Management and Legacy.
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
•The Protection Solutions segment includes our life insurance and group EB businesses. Our life insurance business offers a variety of VUL, UL and term life products to help affluent and high net worth individuals, as well as small and medium-sized business owners, with their wealth protection, wealth transfer and corporate needs. Our group EB business offers a suite of life, and short- and long-term disability, dental and vision insurance products to small and medium-size businesses across the United States.
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
Operating earnings is calculated by adjusting each segment’s net income (loss) attributable to Holdings for the following items:
•Items related to variable annuity product features, which include: (i) changes in the fair value of MRB and purchased MRB, including the related attributed fees and claims, offset by derivatives and other securities used to hedge the MRB which result in residual net income volatility as the change in fair value of certain securities is reflected in OCI and due to our statutory capital hedge program; and (ii) market adjustments to deposit asset or liability accounts arising from reinsurance agreements which do not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk;
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
•Other adjustments, which primarily include restructuring costs related to severance and separation, lease write-offs related to non-recurring restructuring activities, COVID-19 related impacts, net derivative gains (losses) on certain Non-GMxB derivatives, Net investment income from certain items including consolidated VIE investments, seed capital mark-to-market adjustments, unrealized gain/losses and realized capital gains/losses from sales or disposals of select securities, certain legal accruals; a bespoke deal to repurchase UL policies from one entity that had invested in numerous policies purchased in the life settlement market, which disposed of the risk of additional COI litigation by that entity related to those UL policies, impact of the annual actuarial assumption updates attributable to LFPB when the majority of the impact relates to the non-core business; and
•Income tax expense (benefit) related to the above items and non-recurring tax items, which includes the effect of uncertain tax positions for a given audit period and changes to the deferred tax valuation allowance.
The General Account investment portfolio is used to support the insurance and annuity liabilities of our Individual Retirement, Group Retirement, Protection Solutions and Legacy business segments.
In the fourth quarter of 2023, the Company updated its operating earnings measure to exclude the impact of realized amounts related to equity classified instruments. The recognition of the realized capital gains and losses from investments in current Net investment income is generally considered distortive and not reflective of the ongoing core business activities of the segments. The presentation of operating earnings in prior periods was not revised to reflect this modification. The impact to operating earnings was immaterial for the three and nine months ended September 30, 2023.
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
During the third quarter 2024, the Company moved revenues and expenses related to payout annuitizations from the Legacy segment to the Individual Retirement segment. Now all payout annuities will be reported within the Individual Retirement segment as the block is managed on an aggregate basis. Prior periods have been recast to reflect this change.
Revenues derived from any customer did not exceed 10% of revenues for the three and nine months ended September 30, 2024 and 2023.
The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The table below presents operating earnings (loss) by segment and Corporate and Other and a reconciliation to net income (loss) attributable to Holdings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Net income (loss) attributable to Holdings	$(134)	$1,064	$408	$2,000
Adjustments related to:
Variable annuity product (1)	738	(1,380)	1,136	(584)
Investment (gains) losses	46	411	101	554
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	13	8	44	26
Other adjustments (2) (3) (4)	—	91	59	198
Income tax expense (benefit) related to above adjustments	(167)	183	(281)	(40)
Non-recurring tax items (5)	5	36	18	(936)
Non-GAAP Operating Earnings	$501	$413	$1,485	$1,218

Operating earnings (loss) by segment:
Individual Retirement	$225	$220	$713	$671
Group Retirement	$141	$105	$390	$301
Asset Management	$111	$99	$318	$297
Protection Solutions	$46	$34	$154	$23
Wealth Management	$50	$40	$137	$114
Legacy	$27	$31	$93	$119
Corporate and Other (6)	$(99)	$(116)	$(320)	$(307)
______________
(1)Includes the impact of favorable assumption updates of $16 million for the three and nine months ended September 30, 2024, respectively, and $40 million for the three and nine months ended September 30, 2023, respectively.
(2)Includes certain gross legal expenses related to the COI litigation of $0 million and $106 million for the three and nine months ended September 30, 2024, respectively, and $0 million and $35 million for the three and nine months ended September 30, 2023, respectively. Includes the impact of unfavorable annual actuarial assumptions updates related to LFPB of $61 million for the three and nine months ended September 30, 2023.
(3)For the nine months ended September 30, 2024, includes $82 million of the gain on sale on AB's Bernstein Research Service attributable to Holdings.
(4)For the three and nine months ended September 30, 2024, includes $78 million contingent payment gain recognized in connection with the fair value remeasurement of the contingent payment liability associated with AB’s acquisition of CarVal in 2022.
(5)For the three and nine months ended September 30, 2024, includes non-recurring tax items reflects the effect of uncertain tax positions for a given audit period and for the three and nine months ended September 30, 2023, non-recurring tax items reflect primarily the effect of uncertain tax positions for a given audit period and an increase of the deferred tax valuation allowance of $20 million and a decrease of $970 million, respectively.
(6)Includes interest expense and financing fees of $57 million and $171 million for the three and nine months ended September 30, 2024, respectively, and $54 million and $173 million for the three and nine months ended September 30, 2023, respectively.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The table below presents revenues by segment and Corporate and Other:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Segment revenues:
Individual Retirement (1)	$944	$762	$2,678	$2,130
Group Retirement (1)	314	267	889	771
Asset Management (2)	1,086	1,034	3,230	3,043
Protection Solutions (1)	839	822	2,498	2,373
Wealth Management (3)	450	390	1,315	1,143
Legacy (1)	117	129	369	405
Corporate and Other (1) (4)	246	257	720	800
Eliminations	(220)	(199)	(663)	(597)

Adjustments related to:
Variable annuity product features	(738)	1,380	(1,136)	584
Investment gains (losses), net	(46)	(411)	(101)	(554)
Other adjustments to segment revenues	84	(807)	(983)	(1,740)
Total revenues	$3,076	$3,624	$8,816	$8,358
______________
(1)Includes investment expenses charged by AB of $37 million and $110 million for the three and nine months ended September 30, 2024, respectively, and $35 million and $104 million for the three and nine months ended September 30, 2023, respectively, for services provided to the Company.
(2)Inter-segment investment management and other fees of $(41) million and $(125) million for the three and nine months ended September 30, 2024, respectively, and $40 million and $120 million for the three and nine months ended September 30, 2023, respectively, are included in segment revenues of the Asset Management segment.
(3)Inter-segment distribution fees of $212 million and $626 million for the three and nine months ended September 30, 2024, respectively, and $185 million and $553 million for the three and nine months ended September 30, 2023, respectively, are included in segment revenues of the Wealth Management segment.
(4)Includes interest expense charged to AB of $5 million and $22 million for the three and nine months ended September 30, 2024, respectively, and $10 million and $29 million for the three and nine months ended September 30, 2023, respectively.
Total assets by segment were as follows:

	September 30, 2024	December 31, 2023
	(in millions)
Total assets by segment:
Individual Retirement	$107,610	$93,500
Group Retirement	51,790	47,260
Asset Management	10,405	11,088
Protection Solutions	42,012	38,933
Wealth Management	291	144
Legacy	45,851	46,792
Corporate and Other	41,030	39,097
Total assets	$298,989	$276,814
18)    INSURANCE STATUTORY FINANCIAL INFORMATION
Prescribed and Permitted Accounting Practices
As of September 30, 2024, the following five prescribed and permitted practices resulted in net income (loss) and capital and surplus that is different from the statutory surplus that would have been reported had NAIC statutory accounting practices been applied.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Equitable Financial was granted a permitted practice by the NYDFS to apply SSAP 108, Derivatives Hedging Variable Annuity Guarantees on a retroactive basis from January 1, 2021 through June 30, 2021, after reflecting the impacts of our reinsurance transaction with Venerable. The permitted practice was amended to also permit Equitable Financial to adopt SSAP 108 prospectively as of July 1, 2021 and to consider the impact of both the interest rate derivatives and the General Account assets used to fully hedge the interest rate risk inherent in its variable annuity guarantees when determining the amount of the deferred asset or liability under SSAP 108. Application of the permitted practice partially mitigates the New York Insurance Regulation 213 (“Reg 213”) impact of the Venerable Transaction on Equitable Financial’s statutory capital and surplus and enables Equitable Financial to more effectively neutralize the impact of interest rates on its statutory surplus and to better align with our economic hedging program. The impact of applying this permitted practice relative to SSAP 108 as written was a decrease of approximately $71 million in statutory special surplus funds as of September 30, 2024. The Reinsurance Treaty reduced the amount of interest rate hedging needed at Equitable Financial going forward, affecting future deferrals, but leaves our historical SSAP 108 deferred amounts unchanged. The permitted practice also reset Equitable Financial’s unassigned surplus to zero as of June 30, 2021 to reflect the transformative nature of the Venerable Transaction.
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
The impact of the application of Reg 213 was a decrease of approximately $339 million in statutory surplus as of September 30, 2024 compared to statutory surplus under the NAIC variable annuity framework. Our hedging program is designed to hedge the economics of our insurance liabilities and largely offsets Reg 213 and NAIC framework reserve movements due to interest rates and equities. The NYDFS allows domestic insurance companies a five year phase-in provision for Reg 213 reserves. As of September 30, 2022, Equitable Financial’s Reg 213 reserves were 100% phased-in. As of September 30, 2024, given the prevailing market conditions and business mix, there are $330 million Reg 213 redundant reserves over the US RBC CTE 98 total asset requirement (“TAR”).
During the fourth quarter 2020, Equitable Financial received approval from NYDFS for its proposed amended Plan of Operation for Separate Account No. 68 (“SA 68”) for our Structured Capital Strategies product and Separate Account No. 69 (“SA 69”) for our EQUI-VEST product Structured Investment Option, to change the accounting basis of these two non-insulated Separate Accounts from fair value to book value in accordance with Section 1414 of the Insurance Law to align with how we manage and measure our overall General Account asset portfolio. In order to facilitate this change and comply with Section 4240(a)(10), the Company also sought approval to amend the Plans to remove the requirement to comply with Section 4240(a)(5)(iii) and substitute it with a commitment to comply with Section 4240(a)(5)(i). Similarly, the Company updated the reserves section of each Plan to reflect the fact that Regulation 128 would no longer be applicable upon the change in accounting basis. We applied this change effective January 1, 2021. The impact of the application is an increase of approximately $1.8 billion in statutory surplus as of September 30, 2024.
During 2022, Equitable America received approval from the Arizona Department of Insurance and Financial Institutions pursuant to A.R.S. 20-515 for Separate Account No. 68A (“SA 68A”) for our Structured Capital Strategies product, Separate Account No. 69A (“SA 69A”) for our EQUI-VEST product Structured Investment Option and Separate Account No. 71A (“SA 71A”) for our Investment Edge Structured Investment Option, to permit us to use book value as the accounting basis of these three non-insulated Separate Accounts instead of fair value in accordance with the NAIC Accounting and Practices and Procedures Manual to align with how we manage and measure our overall General Account asset portfolio. The impact of the application is a decrease of approximately $158 million in statutory surplus as of September 30, 2024.

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
The impact of applying this revised permitted practice relative to SSAP 108 was an increase of approximately $1.5 billion in statutory special surplus funds as of September 30, 2024.
19)    EARNINGS PER COMMON SHARE
The following table presents a reconciliation of net income (loss) and weighted-average common shares used in calculating basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions, except per share data)
Weighted-average common shares outstanding:
Weighted-average common shares outstanding — basic	318.2	346.4	324.2	354.4
Effect of dilutive potential common shares:
Employee share awards (1)	—	1.6	3.5	1.4
Weighted-average common shares outstanding — diluted	318.2	348.0	327.7	355.9

Net income (loss):
Net income (loss)	$26	$1,135	$808	$2,232
Less: Net income (loss) attributable to the noncontrolling interest	160	71	400	232
Net income (loss) attributable to Holdings	(134)	1,064	408	2,000
Less: Preferred stock dividends	14	14	54	54
Net income (loss) available to Holdings’ common shareholders	$(148)	$1,050	$354	$1,946

Earnings per common share:
Basic	$(0.47)	$3.03	$1.09	$5.49
Diluted	$(0.47)	$3.02	$1.08	$5.47
______________
(1)Calculated using the treasury stock method.
For the three and nine months ended September 30, 2024 and 2023, 6.4 million, 3.0 million, 3.5 million and 2.4 million, respectively, of outstanding stock awards, were not included in the computation of diluted EPS because their effect was anti-dilutive.
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
During the fourth quarter of 2023, AB and SocGen negotiated a plan (the “Revised Plan”) to form a global joint venture with two joint venture holding companies, one outside of North America and one within North America (“NA JV”, and together the “JVs”). Effective April 1, 2024, AB and SocGen completed their previously announced transaction in accordance with the Revised Plan. AB owns a 66.7% majority interest in the NA JV while SocGen owns a 51% majority interest in the joint venture outside of North America. While AB currently owns a majority of the NA JV, the structure of the Board of Directors of the NA JV, which includes two independent directors, in addition to four directors from AB and three directors from SocGen, precludes AB’s control of the Board thereby permitting deconsolidation of the Bernstein Research Services (“BRS”) business. Going forward, AB will maintain an equity method investment in each of the JVs and report on the performance of the two JV holding companies on a combined basis.
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
AB has deconsolidated the BRS business and retained the Bernstein Private Wealth Management business within its existing U.S. broker dealer, SCB LLC. AB’s Private Wealth Management business continues to operate through SCB LLC and SCB LLC continues to serve as custodian for nearly all Private Wealth assets under management. AB continues to serve as investment adviser to these Private Wealth clients. Further AB entered into certain transition services agreements with the JVs in connection with the divestiture of the BRS business. From April 1, 2024 through September 30, 2024 AB provided services and recognized revenues of $25 million associated with these transition services agreements. For the three months ended September 30, 2024 AB recognized $13 million in revenues associated with these transaction services agreements.
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
As of December 31, 2023 the assets and liabilities of AB’s research services business recorded at fair value, less cost were classified as HFS in our Consolidated Financial Statements. As a result of classifying these assets as HFS, AB recognized a non-cash valuation adjustment of $7 million on the consolidated statement of income, to recognize the net carrying value at lower of cost or fair value, less costs to sell.

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
21)     SUBSEQUENT EVENTS
In September 2024, Holdings established an obligation to enter into an ASR with a third-party financial institution to repurchase an aggregate of $105 million of Holdings’ common stock. Pursuant to the ASR, on October 2nd, 2024, Holdings made a pre-payment of $105 million and received initial delivery of 2 million shares. The ASR will terminate in November 2024, at which time additional shares of common stock will be received.

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
Financial and Economic Environment
U.S. equity markets showed strength in the third quarter 2024, benefiting from a resilient U.S. economy with the U.S. Bureau of Labor Statistics issuing a strong September 2024 jobs report that exceeded expectations, cooling inflation, and a widely held outlook for monetary easing, including a half-point interest rate reduction in September 2024, with additional, smaller rate cuts expected in the fourth quarter of 2024 and into 2025 (based on statements of members of the Board of Governors of the Federal Reserve System).
A wide variety of factors continue to impact financial and economic conditions. These factors include, among others, uncertainty regarding the federal debt limit, concerns regarding inflation, high fuel and energy costs, changes in fiscal or monetary policy and geopolitical tensions, including the U.S. presidential election. The Russian invasion of the Ukraine, the Israel-Hamas war and broader Middle Eastern hostilities, including with Hezbollah in Lebanon and Iran, and the ensuing conflicts and the sanctions and other measures imposed in response to these conflicts, significantly contributed to volatility in the financial markets and have increased the level of economic and political uncertainty.
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
Insurance Regulation
Regulation of Investments
The NAIC is evaluating the risks associated with insurers’ investments in certain categories of structured securities, including CLOs. In March 2023, the NAIC adopted an amendment to the Purposes and Procedures Manual to give the NAIC’s Structured Securities Group, housed within the NAIC’s Securities Valuation Office (the, “SVO”), responsibility for modeling CLO securities and evaluating tranche level losses across all debt and equity tranches under a series of calibrated and weighted collateral stress scenarios in order to assign NAIC Designations. Under the amended Purposes and Procedures Manual, CLO investments will no longer be broadly exempt from filing with the SVO based on ratings from Credit Rating Providers. The NAIC’s goal is to ensure that the weighted average RBC factor for owning all tranches of a CLO more closely aligns with what would be required for directly owning all of the underlying loan collateral, in order to avoid RBC arbitrage. In June 2024, the NAIC approved interim rules that raise capital requirements for holdings of CLO and other asset-backed security residual interests. The NAIC is also collaborating with interested parties to develop and refine the process for modeling CLO investments. In August 2024, the NAIC delayed a requirement for insurers to begin reporting the financially modeled NAIC Designations for CLOs with their financial statement filings to year-end 2025 to allow more time to develop the modeling methodology.
In related work, the NAIC’s Financial Condition (E) Committee continues to develop a Framework for Regulation of Insurer Investments—A Holistic Review (the “Investment Framework”) related to insurer investment risk regulation, on which work began in 2023. The primary objective of the Investment Framework is to highlight areas where the insurance regulatory framework and the SVO can be enhanced to strengthen oversight of insurers’ investments in complex assets. The proposed changes to modernize investment oversight include (i) reducing / eliminating “blind” reliance on credit rating providers while continuing to use them by implementing a due diligence framework that oversees the effectiveness of credit rating providers; and (ii) bolstering the SVO’s risk analysis capabilities by investing in a risk analytics tool and adding specialized personnel.
In August 2024, the NAIC’s Financial Condition (E) Committee adopted an amendment to the Purposes and Procedures Manual that is designed to address the NAIC’s concerns about reliance on third-party credit ratings in the filing exemption process. The goal is to limit reliance on such credit ratings and enhance the SVO’s role in the filing exemption process. The NAIC developed the Purposes and Procedures Manual amendment to allow the SVO to “challenge” a security’s filing-exempt status based on a credit rating.
The Purposes and Procedures Manual amendment, as adopted by the Financial Condition (E) Committee, sets forth procedures for SVO staff to identify and evaluate a filing-exempt security with an NAIC Designation determined by a rating that appears to be an unreasonable assessment of investment risk. The procedures include sending an information request to insurers that hold the security under review and determining whether the NAIC Designation is three or more notches different from the SVO’s assessment, which would allow the SVO to request the removal of the credit rating from the filing exempt process. At any time during the process, an alternate credit rating may be requested and, if one is received, it will be incorporated into the filing exempt process. The Purposes and Procedures Manual amendment is scheduled to become effective on January 1, 2026, although the amendment still has to be adopted by the NAIC at its national meeting in November 2024.

Fiduciary Rules
In 2023, the U.S. Department of Labor (the “DOL”) proposed a regulation to change the definition of “fiduciary” for purposes of the Employee Retirement Income Security Act of 1974 (“ERISA”) and parallel provisions of the Internal Revenue Code of 1986, as amended (the “Code”), when a financial professional, including an insurance producer, provides investment advice, and proposed amendments to various existing prohibited transaction exemptions (“PTEs”), including PTE 84-14 that financial professionals rely on when they make investment recommendations to retirement investors. On April 23, 2024, the DOL finalized and published this new definition of “fiduciary” for purposes of ERISA and parallel provisions of the Code and finalized and published amendments to these PTEs (the new definition and the PTE amendments collectively, the “Final Rule”).
Various industry groups brought litigation against the DOL seeking a variety of remedies for the Final Rule. On July 25, 2024, the U.S. District Court for the Eastern District of Texas (the “E.D. Tex.”) issued a stay of the effective date of portions of the Final Rule. On July 26, 2024, the U.S. District Court for the Northern District of Texas (the “N.D. Tex.”) issued a stay of the effective date of the Final Rule as a whole. As a result of these court opinions, it is uncertain whether the Final Rule will become effective.
The DOL has appealed the stay issued in the E.D. Tex. litigation to the U.S. Court of Appeals for the Fifth Circuit. The DOL has also filed an interlocutory appeal challenging the stay issued in the N.D. Tex. litigation to the U.S. Court of Appeals for the Fifth Circuit; the parties have jointly agreed to stay further proceedings pending the outcome of the interlocutory appeal.
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
Effect of Assumption Updates on Operating Results
During the third quarter of each year, we conduct our annual review of the assumptions underlying the valuation of DAC, deferred sales inducement assets, unearned revenue liabilities, liabilities for future policyholder benefits and MRB for our Individual Retirement, Group Retirement, Protection Solutions, and Legacy segments (assumption reviews are not relevant for the Asset Management and Wealth Management segments). Assumptions are based on a combination of Company experience, industry experience, management actions and expert judgement and reflect our best estimate as of the date of the applicable financial statements.
Most of the variable annuity products, variable universal life insurance and universal life insurance products we offer maintain policyholder deposits that are reported as liabilities and classified within either Separate Accounts liabilities or policyholder account balances. Our products and riders also impact liabilities for future policyholder benefits, MRBs and unearned revenues and assets for DAC and DSI. The valuation of these assets and liabilities (other than deposits) is based on differing accounting methods depending on the product, each of which requires numerous assumptions and considerable judgment. The accounting guidance applied in the valuation of these assets and liabilities includes, but is not limited to, the following: (i) traditional life insurance products for which assumptions are updated annually to estimate the value of future death, morbidity or income benefits; (ii) universal life insurance and variable life insurance secondary guarantees for which benefit liabilities are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments; and (iii) certain product guarantees reported as MRBs at fair value.
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

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Impact of assumption update on Net income (loss):
Variable annuity product features related assumption update	$28	$44
Assumption updates for other business	(8)	(49)
Impact of assumption updates on Income (loss) from continuing operations, before income tax	20	(5)
Income tax benefit on assumption update	(4)	1
Net income (loss) impact of assumption update	$16	$(4)
2024 Assumption Updates
The impact of the economic assumption update in the third quarter 2024 was an increase of $20 million to income (loss) from continuing operations, before income taxes and an increase to net income (loss) of $16 million.
The net impact of this assumption update on income (loss) from continuing operations, before income taxes of $20 million consisted of an increase in other income of $21 million, an increase in remeasurement of liability for future policy benefits of

$18 million, a decrease in policyholders’ benefits of $8 million and a decrease in change in MRBs and purchased MRBs of $9 million.
2023 Assumption Updates
The impact of the economic assumption update in the third quarter 2023 was a decrease of $5 million to income (loss) from continuing operations, before income taxes and a decrease to net income (loss) of $4 million.
The net impact of this assumption update on income (loss) from continuing operations, before income taxes of $5 million consisted of a decrease in other income of $9 million, an increase in remeasurement of liability for future policy benefits of $51 million, a decrease in policyholders’ benefits of $2 million and a decrease in change in MRBs and purchased MRBs of $53 million.
Model Changes
There were no material model changes in the first nine months of 2024 and 2023.
Impact of Assumption Updates and Model Changes on Pre-tax Non-GAAP Operating Earnings Adjustments
The table below presents the impact on pre-tax Non-GAAP Operating Earnings of our actuarial assumption updates by segment and Corporate and Other.

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Impact of assumption updates by segment:
Individual Retirement	$—	$1
Group Retirement	21	—
Protection Solutions	(12)	11
Legacy	(8)	3
Impact of assumption updates on Corporate and Other	3	—
Total impact on pre-tax Non-GAAP Operating Earnings	$4	$15
2024 Assumption Updates
The impact of our 2024 annual review on Non-GAAP Operating Earnings was favorable by $4 million before taking into consideration the tax impacts, or $3 million after tax.
The net impact of assumption changes on Non-GAAP Operating Earnings increased other income by $13 million, increased remeasurement of liability for future policy benefits by $18 million, and decreased policyholders’ benefits by $9 million. Non-GAAP Operating Earnings excludes items related to variable annuity product features, such as changes in the MRBs and purchased MRBs.
2023 Assumption Updates
The impact of our 2023 annual review on Non-GAAP Operating Earnings was favorable by $15 million before taking into consideration the tax impacts, or $12 million after tax.
The net impact of assumption changes on Non-GAAP Operating Earnings increased other income by $4 million, decreased remeasurement of liability for future policy benefits by $10 million and decreased policyholders’ benefits by $1 million. Non-GAAP Operating Earnings excludes items related to variable annuity product features, such as changes in the MRBs and purchased MRBs.

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
Non-GAAP Operating Earnings equals our consolidated after-tax net income attributable to Holdings adjusted to eliminate the impact of the following items:
•Items related to variable annuity product features, which include: (i) changes in the fair value of MRB and purchased MRB, including the related attributed fees and claims, offset by derivatives and other securities used to hedge the MRB which result in residual net income volatility as the change in fair value of certain securities is reflected in OCI and due to our statutory capital hedge program; and (ii) market adjustments to deposit asset or liability accounts arising from reinsurance agreements which do not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk;
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
•Other adjustments, which primarily include restructuring costs related to severance and separation, lease write-offs related to non-recurring restructuring activities, COVID-19 related impacts, net derivative gains (losses) on certain Non-GMxB derivatives, Net investment income from certain items including consolidated VIE investments, seed capital mark-to-market adjustments, unrealized gain/losses and realized capital gains/losses from sales or disposals of select securities, certain legal accruals; a bespoke deal to repurchase UL policies from one entity that had invested in numerous policies purchased in the life settlement market, which disposed of the risk of additional COI litigation by that entity related to those UL policies, impact of the annual actuarial assumption updates attributable to LFPB when the majority of the impact relates to the non-core business; and
•Income tax expense (benefit) related to the above items and non-recurring tax items, which includes the effect of uncertain tax positions for a given audit period and changes to the deferred tax valuation allowance.

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
During the third quarter 2024, the Company moved revenues and expenses related to payout annuitizations from the Legacy segment to the Individual Retirement segment. Now all payout annuities will be reported within the Individual Retirement segment as the block is managed on an aggregate basis. Prior periods have been recast to reflect this change.
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
The table below presents a reconciliation of net income (loss) attributable to Holdings to Non-GAAP Operating Earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Net income (loss) attributable to Holdings	$(134)	$1,064	$408	$2,000
Adjustments related to:
Variable annuity product features (1)	738	(1,380)	1,136	(584)
Investment (gains) losses	46	411	101	554
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	13	8	44	26
Other adjustments (2) (3) (4)	—	91	59	198
Income tax expense (benefit) related to above adjustments	(167)	183	(281)	(40)
Non-recurring tax items (5)	5	36	18	(936)
Non-GAAP Operating Earnings	$501	$413	$1,485	$1,218
______________
(1)Includes the impact of favorable assumption updates of $16 million for the three and nine months ended September 30, 2024, respectively and 40 million for the three and nine months ended September 30, 2023, respectively.
(2)Includes certain gross legal expenses related to the COI litigation of $0 million and $106 million for the three and nine months ended September 30, 2024, respectively, and $0 million and $35 million for the three and nine months ended September 30, 2023, respectively. Includes the impact of unfavorable annual actuarial assumptions updates related to LFPB of $61 million for the three and nine months ended September 30, 2023.
(3)For the nine months ended September 30, 2024, includes $82 million of the gain on sale on AB's Bernstein Research Service attributable to Holdings.

(4)For the three and nine months ended September 30, 2024, includes $78 million contingent payment gain recognized in connection with a fair value remeasurement of the contingent payment liability associated with AB's acquisition of CarVal in 2022.
(5)For the three and nine months ended September 30, 2024 and 2023, respectively, non-recurring tax items reflect primarily the effect of uncertain tax positions for a given audit period. An increase of the deferred tax valuation allowance of $20 million and a decrease of $970 million for the three and nine months ended September 30, 2023, respectively.
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
The following table presents return on average equity attributable to Holdings’ common shareholders, excluding AOCI and Non-GAAP Operating ROE for the year ended September 30, 2024.

Nine Months Ended September 30, 2024
(in millions)
Net income (loss) available to Holdings’ common shareholders	$(370)
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$8,872
Return on average equity attributable to Holdings’ common shareholders, excluding AOCI	(4.2)%

Non-GAAP Operating Earnings available to Holdings’ common shareholders	$1,881
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$8,872
Non-GAAP Operating ROE	21.2%

Non-GAAP Operating Common EPS
Non-GAAP operating common EPS is calculated by dividing Non-GAAP Operating Earnings by diluted common shares outstanding. The following table sets forth Non-GAAP operating common EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(per share amounts)
Net income (loss) attributable to Holdings	$(0.42)	$3.06	$1.25	$5.62
Less: Preferred stock dividends	0.05	0.04	0.17	0.15
Net income (loss) available to Holdings’ common shareholders	(0.47)	3.02	1.08	5.47
Adjustments related to:
Variable annuity product features (1)	2.32	(3.97)	3.47	(1.64)
Investment (gains) losses	0.14	1.18	0.31	1.56
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	0.04	0.02	0.13	0.07
Other adjustments (2) (3) (4)	—	0.27	0.19	0.55
Income tax expense (benefit) related to above adjustments	(0.52)	0.53	(0.86)	(0.11)
Non-recurring tax items (5)	0.02	0.10	0.05	(2.63)
Non-GAAP Operating Earnings	$1.53	$1.15	$4.37	$3.27
______________
(1)Includes the impact of favorable assumption updates of $0.05 for the three and nine months ended September 30, 2024, respectively and 0.11 for the three and nine months ended September 30, 2023, respectively.
(2)Includes certain gross legal expenses related to the COI litigation of $0 and $0.32 for the three and nine months ended September 30, 2024, respectively, and $0 and $0.10 for the three and nine months ended September 30, 2023, respectively. Includes the impact of unfavorable annual actuarial assumptions updates related to LFPB of $0.18 and $0.17 for the three and nine months ended September 30, 2023.

(3)For the nine months ended September 30, 2024, includes $0.25 of the gain on sale on AB's Bernstein Research Service attributable to Holdings.
(4)For the three and nine months ended September 30, 2024 includes $0.24 contingent payment gain recognized in connection with a fair value remeasurement of the contingent payment liability associated with AB's acquisition of CarVal in 2022.
(5)For the three and nine months ended September 30, 2024 and 2023, respectively, non-recurring tax items reflect primarily the effect of uncertain tax positions for a given audit period. An increase of the deferred tax valuation allowance of $0.06 and a decrease of $2.73 for the three and nine months ended September 30, 2023, respectively.
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
Consolidated Results of Operations
The following table summarizes our consolidated statements of income (loss):
Consolidated Statements of Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$626	$599	$1,857	$1,781
Premiums	313	267	870	823

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions, except per share data)
Net derivative gains (losses)	(714)	615	(2,298)	(1,143)
Net investment income (loss)	1,309	1,071	3,694	3,097
Investment gains (losses), net:
Credit losses on available-for-sale debt securities and loans	(28)	(65)	(63)	(145)
Other investment gains (losses), net	(18)	(346)	(38)	(409)
Total investment gains (losses), net	(46)	(411)	(101)	(554)
Investment management and service fees	1,287	1,217	3,805	3,579
Other income	301	266	989	775
Total revenues	3,076	3,624	8,816	8,358

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	663	693	2,007	2,107
Remeasurement of liability for future policy benefits	16	49	9	46
Change in market risk benefits and purchased market risk benefits	79	(817)	(1,154)	(1,772)
Interest credited to policyholders’ account balances	708	556	1,879	1,520
Compensation and benefits	571	593	1,768	1,742
Commissions and distribution-related payments	485	405	1,385	1,178
Interest expense	55	55	174	171
Amortization of deferred policy acquisition costs	184	165	525	472
Other operating costs and expenses	329	450	1,309	1,339
Total benefits and other deductions	3,090	2,149	7,902	6,803
Income (loss) from continuing operations, before income taxes	(14)	1,475	914	1,555
Income tax (expense) benefit	40	(340)	(106)	677
Net income (loss)	26	1,135	808	2,232
Less: Net income (loss) attributable to the noncontrolling interest	160	71	400	232
Net income (loss) attributable to Holdings	(134)	1,064	408	2,000
Less: Preferred stock dividends	14	14	54	54
Net income (loss) available to Holdings’ common shareholders	$(148)	$1,050	$354	$1,946

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$(0.47)	$3.03	$1.09	$5.49
Diluted	$(0.47)	$3.02	$1.08	$5.47
Weighted average common shares outstanding (in millions):
Basic	318.2	346.4	324.2	354.4
Diluted	318.2	348.0	327.7	355.9

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Non-GAAP Operating Earnings	$501	$413	$1,485	$1,218

The following table summarizes our Non-GAAP Operating Earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Non-GAAP Operating Earnings per common share:
Basic	$1.53	$1.15	$4.41	$3.28
Diluted	$1.53	$1.15	$4.37	$3.27

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
Net Income (Loss) Attributable to Holdings
Net income attributable to Holdings decreased $1.2 billion to a $134 million loss for the three months ended September 30, 2024 from $1.1 billion income in the three months ended September 30, 2023. The following notable items were the primary drivers for the change in net income (loss):
Unfavorable items included:
•Net derivative losses increased by $1.3 billion mainly due to higher equity market appreciation during the third quarter 2024 compared to the third quarter 2023.
•Change in market risk benefits and purchased market risk benefits increased by $896 million mainly due to a decrease in interest rates in the third quarter 2024 compared to an increase in the third quarter 2023. This was partially offset by favorable equity market movements in the third quarter 2024 compared to unfavorable equity market movements in the third quarter 2023.
•Interest credited to policyholders’ account balances increased by $152 million mainly due to growth of SCS account values in our Individual Retirement segment, partially offset by lower interest expense on funding agreements in Corporate and Other.
•Commissions and distribution-related payments increased by $80 million mainly due to higher payments for the distribution of AB mutual funds resulting from higher average AUM in our Asset Management segment, and higher asset-based commissions and sales volume in our Individual Retirement segment.
•Amortization of DAC increased by $19 million mainly due to growth in the Individual Retirement segment from sales momentum.
•Net income attributable to noncontrolling interest increased by $89 million mainly due to higher pre-tax earnings.
These were partially offset by the following favorable items:
•Investment losses decreased by $365 million mainly due to our rebalancing program to reduce duration during the third quarter 2023.
•Net investment income increased by $238 million mainly due to higher average asset balances, higher investment yields, higher alternative investments, and higher income on seed capital investments.
•Fee-type revenue increased by $178 million mainly due to higher investment base advisory fees and distribution revenue from higher average AUM in our Asset Management segment, higher average Separate Account values from market appreciation and one-time assumption update in our Group Retirement segment, and higher Employee Benefits premium growth in our Protection Solutions segment, partially offset by lower revenue from Bernstein Research Services due to the sale of this business completed during April 2024.
•Compensation, benefits, interest and other operating expenses decreased by $143 million mainly due to a fair value adjustment of the contingent payment liability in our Asset Management segment.
•Remeasurement of liability for future policy benefits decreased by $33 million mainly due to less unfavorable assumption updates in the third quarter 2024 compared to the third quarter 2023.

•Policyholders’ benefits decreased by $30 million mainly due to lower net mortality in our Protection Solutions segment.
•Income tax expense decreased by $380 million mainly due to lower pre-tax income in the third quarter 2024 compared to the third quarter 2023.
Non-GAAP Operating Earnings
Non-GAAP Operating Earnings increased by $88 million to $501 million for the three months ended September 30, 2024 from $413 million in the three months ended September 30, 2023. The following notable items were the primary drivers for the change in Non-GAAP Operating Earnings:
Favorable items included:
•Net investment income increased by $179 million mainly due to higher average assets balances, higher investment yields, higher alternative investments, and higher income on seed capital investments.
•Fee-type revenue increased by $178 million mainly due to higher investment base advisory fees and distribution revenue from higher average AUM in our Asset Management segment, higher average Separate Account values from market appreciation and one-time assumption update in our Group Retirement segment, and higher Employee Benefits premium growth in our Protection Solutions segment, partially offset by lower revenue from Bernstein Research Services due to the sale of this business completed during April 2024.
•Policyholders’ benefits decreased by $36 million mainly due to lower net mortality in our Protection Solutions segment.
These were partially offset by the following unfavorable items:
•Interest credited to policyholders’ account balances increased by $121 million mainly due to growth of SCS account values in our Individual Retirement segment, partially offset by lower interest expense on funding agreements in Corporate and Other.
•Commissions and distribution-related payments increased by $80 million mainly due to higher payments for the distribution of AB mutual funds resulting from higher average AUM in our Asset Management segment, and higher asset-based commissions and sales volume in our Individual Retirement segment.
•Net derivative losses increased $43 million mainly due to higher losses from economically hedging seed capital investments (primarily offset in Net investment income).
•Remeasurement of liability for future policy benefits increased by $32 million mainly due to unfavorable assumption updates and model changes in third quarter 2024 related to our core business.
•Net income attributable to the noncontrolling interest increased by $29 million mainly due to higher pre-tax earnings.
Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
Net Income (Loss) Attributable to Holdings
Net income attributable to Holdings decreased by $1.6 billion to net income of $408 million for the nine months ended September 30, 2024 from net income of $2.0 billion for the nine months ended September 30, 2023. The following were notable changes in net income (loss):
Unfavorable items included:
•Net derivative losses increased by $1.2 billion mainly due to higher equity market appreciation during the first nine months of 2024 compared to the first nine months of 2023.
•Change in market risk benefits and purchased market risk benefits increased by $618 million mainly due to less favorable interest rate movements in the first nine months of 2024 compared to the first nine months of 2023. This was partially offset by more favorable equity market movements in the first nine months of 2024 compared to the first nine months of 2023.

•Interest credited to policyholders’ account balances increased by $359 million mainly due to growth of SCS account values in our Individual Retirement segment, partially offset by lower interest expense on funding agreements in Corporate and Other.
•Commissions and distribution-related payments increased by $207 million mainly due to higher payments to financial intermediaries for the distribution of AB mutual funds resulting from average AUM in our Asset Management segment, and higher asset-based commissions and sales volume in our Individual Retirement segment.
•Amortization of DAC increased by $53 million mainly due to growth in our Individual Retirement segment from sales momentum.
•Net income attributable to noncontrolling interest increased by $168 million mainly due to higher pre-tax earnings.
•Income tax expense increased by $783 million primarily due to a partial release of the valuation allowance of $970 million on the deferred tax asset in the nine months ended September 30, 2023 compared to no valuation allowance release in the nine months ended September 30, 2024.
These were partially offset by the following favorable items:
•Net investment income increased by $597 million mainly due to higher average assets balances, higher investment yields, higher alternative investments, and higher income on seed capital investments.
•Fee-type revenue increased by $563 million mainly driven by higher investment base advisory fees and distribution revenue from higher average AUM and the gain on sale of AB’s Bernstein Research Service in our Asset Management segment, higher advisory fee type revenue attributed to higher average asset balances in our Wealth Management segment, higher average Separate Account values from market appreciation and one-time assumption update in our Group Retirement segment, partially offset by lower revenue from Bernstein Research Services due to the sale of this business completed during April 2024.
•Investment losses decreased by $453 million mainly due to our rebalancing program to reduce duration during 2023.
•Policyholders’ benefits decreased by $100 million mainly due to lower net mortality, partially offset by growth in EB in our Protection Solutions segment.
See “—Significant Factors Impacting Our Results—Effect of Assumption Updates on Operating Results” for more information regarding assumption updates.
Non-GAAP Operating Earnings
Non-GAAP Operating Earnings increased by $267 million to $1.5 billion for the nine months ended September 30, 2024 from $1.2 billion in the nine months ended September 30, 2023. The following were notable changes in Non-GAAP Operating Earnings:
Favorable items included:
•Net investment income increased by $551 million mainly due to higher average asset balances, higher investment yields, higher alternative investments, and higher income on seed capital investments.
•Fee-type revenue increased by $434 million mainly driven by higher investment base advisory fees and distribution revenue from higher average AUM in our Asset Management segment, higher advisory fee type revenue attributed to higher average assets balances in our Wealth Management segment, higher average Separate Account values from market appreciation and one-time assumption update in our Group Retirement segment, partially offset by lower revenue from Bernstein Research Services due to the sale of this business completed during April 2024.
•Policyholders’ benefits decreased by $106 million mainly due to lower net mortality, partially offset by growth in EB in our Protection Solutions segment.
These were partially offset by the following unfavorable items:
•Interest credited to policyholders’ account balances increased by $327 million mainly due to growth of SCS account values in our Individual Retirement segment, partially offset by lower interest expense on funding agreements in Corporate and Other.

•Commissions and distribution-related payments increased by $207 million mainly due to higher payments to financial intermediaries for the distribution of AB mutual funds resulting from higher average AUM in our Asset Management segment, and higher asset-based commissions and sales volume in our Individual Retirement segment.
•Compensation, benefits, interest expense and other operating costs increased by $60 million mainly due to higher employee compensation, benefits, taxes and sub-advisory fees in our Protection Solutions segment and higher variable compensation from higher sales in our Wealth Management segment.
•Amortization of DAC increased by $53 million mainly due to growth in our Individual Retirement segment from sales momentum.
•Remeasurement of liability for future policy benefits increased by $28 million mainly due to unfavorable assumption updates and model changes in the third quarter 2024 related to our core business.
•Net derivative losses increased by $17 million mainly due to higher losses from economically hedging seed capital investments (offset in Net investment income) in our Asset Management segment.
•Net income attributable to the noncontrolling interest increased by $70 million mainly due to higher pre-tax earnings.
•Income tax expense increased by $62 million mainly driven by higher pre-tax earnings in 2024.
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
The following table summarizes operating earnings (loss) on our segments and Corporate and Other:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Operating earnings (loss) by segment:
Individual Retirement	$225	$220	$713	$671
Group Retirement	141	105	390	301
Asset Management	111	99	318	297
Protection Solutions	46	34	154	23
Wealth Management	50	40	137	114
Legacy	27	31	93	119
Corporate and Other	(99)	(116)	(320)	(307)
Non-GAAP Operating Earnings	$501	$413	$1,485	$1,218
Effective Tax Rates by Segment
Income tax expense is calculated using the ETR and then allocated to our business segments using a 14% ETR for our retirement and protection businesses (Individual Retirement, Group Retirement, Protection Solutions and Legacy), a 29% ETR for Asset Management and a 26% ETR for Wealth Management .

Individual Retirement
The Individual Retirement segment includes our variable annuity products which primarily meet the needs of individuals saving for retirement or seeking retirement income.
The following table summarizes operating earnings (loss) of our Individual Retirement segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Operating earnings (loss)	$225	$220	$713	$671

Key components of operating earnings (loss) were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
REVENUES
Policy charges, fee income and premiums	$224	$202	$641	$596
Net investment income	635	475	1,783	1,272
Net derivative gains (losses)	(5)	(5)	(16)	(15)
Investment management, service fees and other income	90	90	270	277
Segment revenues	$944	$762	$2,678	$2,130

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$82	$73	$237	$223
Remeasurement of liability for future policy benefits	1	1	(1)	1
Interest credited to policyholders’ account balances	336	189	865	482
Commissions and distribution-related payments	97	69	254	192
Amortization of deferred policy acquisition costs	119	102	339	283
Compensation, benefits and other operating costs and expenses	47	50	152	142
Interest expense	—	1	—	1
Segment benefits and other deductions	$682	$485	$1,846	$1,324

The following table summarizes AV for our Individual Retirement segment:

	September 30, 2024	December 31, 2023
	(in millions)
AV (1)
General Account	$66,473	$52,387
Separate Accounts	42,393	39,619
Total AV	$108,866	$92,006
_____________
(1)AV presented are net of reinsurance.

The following table summarizes a roll-forward of AV for our Individual Retirement segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Balance, beginning of period	$102,262	$84,183	$92,006	$74,583
Gross premiums	4,856	3,859	13,732	10,440
Surrenders, withdrawals and benefits	(2,946)	(2,189)	(8,322)	(6,339)
Net flows	1,910	1,670	5,410	4,101
Change in market value and reinvestment and policy charges	3,198	(1,336)	5,613	1,704
Change in fair value of embedded derivative instruments	1,496	(1,047)	5,837	3,075
Other (1)	—	—	—	7
Balance, end of period	$108,866	$83,470	$108,866	$83,470
Balance as of end of period net of embedded derivative instruments	$92,899	$75,772	$92,899	$75,772
______________
(1)For the nine months ended September 30, 2023, amounts reflect a total special payment applied to the accounts of active clients as part of a previously disclosed settlement agreement between Equitable Financial and the SEC.
Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023 for the Individual Retirement Segment
Operating earnings
Operating earnings increased $5 million to $225 million during the three months ended September 30, 2024 from $220 million three months ended September 30, 2023. The following notable items were the primary drivers of the change in operating earnings:
Favorable items included:
•Net investment income increased by $160 million mainly due to higher average SCS asset balances and higher investment yields.
•Fee-type revenue increased by $22 million due to higher average Separate Accounts values as a result of higher equity markets in 2024.
•Income tax expense decreased by $20 million mainly driven by a lower ETR in 2024.
These were partially offset by the following unfavorable items:
•Interest credited to policyholders’ account balances increased by $147 million mainly due to the growth of SCS account values.
•Commissions and distribution-related payments increased by $28 million mainly due to higher asset-based commissions and sales volumes.
•Amortization of DAC increased by $17 million mainly driven by growth in the business from sales momentum.
Net Flows and AV
•Total AV as of September 30, 2024 was $108.9 billion, an increase of $6.6 billion, compared to June 30, 2024. The increase in AV was primarily due to $4.7 billion of market appreciation and change in fair value of embedded derivative instruments in third quarter 2024 and $1.9 billion of net inflows.
•Net inflows of $1.9 billion were $240 million higher than in the three months ended September 30, 2023, mainly driven by higher gross premiums.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023 for the Individual Retirement Segment
Operating earnings
Operating earnings increased $42 million to $713 million during the nine months ended September 30, 2024 from $671 million in the nine months ended September 30, 2023. The following were notable changes in operating earnings (losses):
Favorable items included:
•Net investment income increased by $511 million mainly due to higher income from higher average SCS asset balances, higher investment yields, and higher alternative investment income.
•Fee-type revenue increased by $38 million mainly due to higher average Separate Account values.
•Income tax expense decreased by $16 million mainly driven by a lower ETR in 2024.
These were partially offset by the following unfavorable items:
•Interest credited to policyholders’ account balances increased by $383 million mainly due to growth of SCS account values.
•Commissions and distribution-related payments increased by $62 million mainly due to higher asset-based commissions and sales volumes.
•Amortization of DAC increased by $56 million mainly due to growth in the business from sales momentum.
•Policyholders’ benefits increased by $14 million mainly due to growth in the payout business.
Net Flows and AV
•The increase in AV of $16.9 billion in the nine months ended September 30, 2024 was driven by an increase in investment performance as a result of market appreciation and change in fair value of embedded derivative instruments of $11.5 billion in the nine months ended September 30, 2024 and net inflows of $5.4 billion.
•Net inflows of $5.4 billion were $1.3 billion higher than in the nine months ended September 30, 2023, mainly driven by higher sales in the nine months ended September 30, 2024.
Group Retirement
The Group Retirement segment offers tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses.
The following table summarizes operating earnings (loss) of our Group Retirement segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Operating earnings (loss)	$141	$105	$390	$301
Key components of operating earnings (loss) are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
REVENUES
Policy charges, fee income and premiums	$81	$71	$233	$201
Net investment income	143	128	424	372
Net derivative gains (losses)	(1)	—	(1)	(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Investment management, service fees and other income	91	68	233	199
Segment revenues	$314	$267	$889	$771

BENEFITS AND OTHER DEDUCTIONS
Interest credited to policyholders’ account balances	60	55	168	157
Commissions and distribution-related payments	39	35	128	119
Amortization of deferred policy acquisition costs	16	14	39	44
Compensation, benefits and other operating costs and expenses	35	31	99	89
Segment benefits and other deductions	$150	$135	$434	$409
The following table summarizes AV and AUA for our Group Retirement segment:

	September 30, 2024	December 31, 2023
	(in millions)
AV and AUA
General Account	$9,369	$8,952
Separate Accounts and Mutual Funds	31,493	27,519
Total AV and AUA (1)	$40,862	$36,471
____________
(1)    AV presented are net of reinsurance.
The following table summarizes a roll-forward of AV and AUA for our Group Retirement segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Balance, beginning of period	$39,267	$34,986	$36,471	$32,005
Gross Premiums	956	807	3,544	2,669
Surrenders, withdrawals and benefits	(1,202)	(937)	(3,514)	(2,790)
Net flows	(246)	(130)	30	(121)
Change in market value and reinvestment and policy charges	1,828	(989)	4,318	1,895
Change in fair value of embedded derivative instruments	13	(17)	43	45
Other (1)	—	—	—	26
Balance, end of period	$40,862	$33,850	$40,862	$33,850
Balance as of end of period net of embedded derivative instruments	$40,786	$33,792	$40,786	$33,792
____________
(1)For the nine months ended September 30, 2023, amounts reflect a total special payment applied to the accounts of active clients as part of a previously disclosed settlement agreement between Equitable Financial and the SEC.
Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023 for the Group Retirement Segment
Operating earnings
Operating earnings increased by $36 million to $141 million during the three months ended September 30, 2024 from $105 million in the three months ended September 30, 2023. The following notable items were the primary drivers of the change in operating earnings:

Favorable items included:
•Fee-type revenue increased by $33 million primarily due to higher average Separate Account values from market appreciation and one-time assumption update.
•Net investment income increased by $15 million due to higher income primarily from higher average asset balances and higher investment yields.
These were partially offset by the following unfavorable items:
•Interest credited to policyholders’ account balances increased by $5 million mainly due to higher average institutional account balances (offset in Net investment income).
•Commissions and distribution related payments increased by $4 million mainly due to higher premium-based commissions payments.
See “—Significant Factors Impacting Our Results—Effect of Assumption Updates on Operating Results” for more information regarding assumption updates.
Net Flows and AV
•The increase in AV of $1.6 billion in the three months ended September 30, 2024 was driven primarily by equity market appreciation of $1.8 billion partially offset by net outflows of $246 million.
•Net outflows of $246 million for the three months ended September 30, 2024 increased by $116 million compared to the three months ended September 30, 2023, driven by higher tax-exempt and corporate outflows partially offset by higher gross premiums.
Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023 for the Group Retirement Segment
Operating earnings
Operating earnings increased by $89 million to $390 million during the nine months ended September 30, 2024 from $301 million during the nine months ended September 30, 2023. The following were notable changes in operating earnings (losses):
Favorable items included:
•Fee-type revenue increased by $66 million primarily due to higher average Separate Account values from market appreciation and one-time assumption update in the third quarter 2024.
•Net investment income increased by $52 million due to higher income primarily from alternative investment income, higher average asset balances, and higher investment yields.
These were partially offset by the following unfavorable items:
•Interest credited to policyholders’ account balances increased by $11 million mainly due to higher average account balances in our institutional market (offset in Net investment income).
•Compensation, benefits and other operating costs and expenses increased by $10 million mainly due to the expansion of our Institutional business and higher vendor and software expenses.
•Commissions and distribution-related payments increased by $9 million mainly due to higher premium-based and asset-based commission payments.
Net Flows and AV
•The increase in AV of $4.4 billion in the nine months ended September 30, 2024 was primarily driven by equity market appreciation and net inflows of $30 million.

•Net inflows of $30 million for the nine months ended September 30, 2024 increased $151 million compared to the nine months ended September 30, 2023, mainly driven by large institutional lump sum premiums partially offset by higher tax-exempt and corporate surrenders.
Asset Management
The Asset Management segment provides diversified investment management and related services to a broad range of clients around the world. Operating earnings (loss), net of tax, presented here represents our average economic interest in AB of approximately 61%, and 61% during the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Operating earnings (loss)	$111	$99	$318	$297

Key components of operating earnings (loss) were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
REVENUES
Net investment income (loss)	$17	$(9)	$32	$2
Net derivative gains (losses)	(16)	9	(22)	(2)
Investment management, service fees and other income	1,085	1,034	3,220	3,043
Segment revenues	$1,086	$1,034	$3,230	$3,043

BENEFITS AND OTHER DEDUCTIONS
Commissions and distribution related payments	$192	$156	$545	$454
Compensation, benefits and other operating costs and expenses	633	644	1,909	1,900
Interest expense	8	14	37	42
Segment benefits and other deductions	$833	$814	$2,491	$2,396

Changes in AUM in the Asset Management segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in billions)
Balance, beginning of period	$769.5	$691.5	$725.2	$646.4
Long-term flows
Sales/new accounts	35.5	25.2	100.0	73.2
Redemptions/terminations	(26.4)	(20.3)	(77.2)	(64.1)
Cash flow/unreinvested dividends	(8.0)	(6.8)	(20.3)	(14.3)
Net long-term (outflows) inflows	1.1	(1.9)	2.5	(5.2)
Market appreciation (depreciation)	35.3	(20.6)	78.2	27.8
Net change	36.4	(22.5)	80.7	22.6
Balance, end of period	$805.9	$669.0	$805.9	$669.0

Average AUM in the Asset Management segment for the periods presented by distribution channel and investment services were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in billions)
Distribution Channel:
Institutions	$328.4	$307.0	$321.8	$305.1
Retail	324.4	266.8	309.3	259.2
Private Wealth	133.1	115.8	128.2	112.9
Total	$785.9	$689.6	$759.3	$677.2

Investment Service:
Equity Actively Managed	$267.2	$235.8	$259.6	$230.7
Equity Passively Managed (1)	67.3	59.3	65.0	57.5
Fixed Income Actively Managed – Taxable	212.3	200.3	211.0	197.9
Fixed Income Actively Managed – Tax-exempt	68.6	56.3	65.3	55.2
Fixed Income Passively Managed (1)	11.3	9.4	11.2	9.5
Alternatives/Multi-Asset Solutions (2)(3)	159.2	128.5	147.2	126.4
Total	$785.9	$689.6	$759.3	$677.2
____________
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity of fixed income services.
(3)Approximately $12.1 billion of private placements was transferred from Taxable Fixed Income into Alternatives/Multi-Asset during the three months ended September 30, 2024 to better align with standard industry practice for asset class reporting purposes.
Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023 for the Asset Management Segment
Operating earnings
Operating earnings increased $12 million to $111 million during the three months ended September 30, 2024 from $99 million during the three months ended September 30, 2023. The following notable items were the primary drivers of the change in operating earnings:
Favorable items included:
•Fee-type revenue increased by $51 million primarily due to higher investment base advisory fees and higher distribution revenue from higher average AUM, partially offset by lower revenue from Bernstein Research Services due to the sale of this business completed during April 2024.
•Net investment income increased by $26 million mainly due to higher gains from seed capital investments (primarily offset by Net derivative losses).
•Compensation, benefits, interest expense and other operating costs decreased by $17 million mainly due to lower base compensation and other expenses driven by the sale of Bernstein Research Services and lower interest expense from lower weighted average borrowings, partially offset by higher incentive compensation related to higher average AUM and increased office related expenses.
These were partially offset by the following unfavorable items included:
•Commissions and distribution-related payments increased by $36 million mainly due to higher payments for the distribution of AB mutual funds resulting from higher average AUM.
•Net derivative losses increased by $25 million mainly due to higher losses from economically hedging seed capital investments (primarily offset by Net investment income).
•Net income attributable to noncontrolling interest increased by $15 million due to higher pre-tax earnings.

Long-Term Net Flows and AUM
•Total AUM as of September 30, 2024 was $805.9 billion, up $36.4 billion or 4.7%, compared to June 30, 2024. During the third quarter 2024, AUM increased as a result of market appreciation of $35.3 billion and net inflows of $1.1 billion. Market appreciation was attributed to Institutions of $16.8 billion, Retail of $12.8 billion, and Private Wealth of $5.7 billion. Net inflows were due to Retail net inflows of $5.4 billion and Private Wealth net inflows of $0.1 billion, partially offset by Institutions net outflows of $4.4 billion.
Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023 for the Asset Management Segment
Operating earnings
Operating earnings increased $21 million to $318 million during the nine months ended September 30, 2024 from $297 million in the nine months ended September 30, 2023. The following were notable changes in operating earnings (losses):
Favorable items included:
•Fee-type revenue increased by $177 million primarily due to higher investment base advisory fees and higher distribution revenue from higher average AUM, higher performance based fees, partially offset by lower revenue from Bernstein Research Services due to the sale of this business completed during April 2024.
•Net investment income increased by $30 million mainly due to higher gains from seed capital investments.
These were offset by the following unfavorable items:
•Commissions and distribution-related payments increased by $91 million mainly due to higher payments to financial intermediaries for the distribution of AB mutual funds resulting from higher average AUM.
•Net derivative losses increased by $20 million mainly due to higher losses from economically hedging seed capital investments.
•Compensation, benefits, interest expense and other operating costs increased by $4 million mainly due to higher incentive compensation expense and other expenses including office related expenses, partially offset by lower base compensation and other expenses driven by the sale of Bernstein Research Services and the recognition of a $21 million incentive grant gain in connection with the AB headquarters relocation to Nashville.
•Net income attributable to noncontrolling interest increased by $39 million due to higher pre-tax earnings.
•Income tax expense increased by $32 million primarily due to a higher ETR and higher pre-tax earnings for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Long-Term Net Flows and AUM
•Total AUM as of September 30, 2024 was $805.9 billion, up $80.7 billion, or 11.1%, compared to December 31, 2023. The increase is a result of market appreciation of $78.2 billion and net inflows of $2.5 billion. Market appreciation of $78.2 billion attributed to Retail of $35.5 billion, Institutions of $28.4 billion and Private Wealth of $14.3 billion. Net inflows were driven by Retail and Private Wealth net inflows of $12.3 billion and $0.6 billion respectively, which were partially offset by Institutions net outflows of $10.4 billion.
Protection Solutions
The Protection Solutions segment includes our life insurance and EB businesses. We provide a targeted range of products aimed at serving the financial needs of our clients throughout their lives, including VUL, IUL and term life products. In 2015, we entered the EB market and currently offer a suite of dental, vision, life, as well as short- and long-term disability insurance products to small and medium-size businesses.

The following table summarizes operating earnings (loss) of our Protection Solutions segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Operating earnings (loss)	$46	$34	$154	$23
Key components of operating earnings (loss) were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
REVENUES
Policy charges, fee income and premiums	$537	$516	$1,597	$1,560
Net investment income	258	260	775	719
Net derivative gains (losses)	1	7	—	(11)
Investment management, service fees and other income	43	39	126	105
Segment revenues	$839	$822	$2,498	$2,373

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$455	$512	$1,415	$1,531
Remeasurement of liability for future policy benefits	26	(16)	10	(12)
Interest credited to policyholders’ account balances	141	137	409	392
Commissions and distribution related payments	43	37	126	107
Amortization of deferred policy acquisition costs	31	30	93	89
Compensation, benefits and other operating costs and expenses	87	79	264	236
Interest expense	—	2	—	2
Segment benefits and other deductions	$783	$781	$2,317	$2,345
The following table summarizes Protection Solutions Reserves for our Protection Solutions segment:

	September 30, 2024	December 31, 2023
	(in millions)
Protection Solutions Reserves (1)
General Account	$18,318	$18,184
Separate Accounts	18,684	16,337
Total Protection Solutions Reserves	$37,002	$34,521
_______________
(1)Does not include Protection Solutions Reserves for our EB business as it is a scaling business and therefore has immaterial in-force policies.

The following table presents our in-force face amounts for our individual life insurance products:

	September 30, 2024	December 31, 2023
	(in billions)
In-force face amount by product: (1)
Universal Life (2)	$39.1	$40.9
Indexed Universal Life	26.3	26.9
Variable Universal Life (3)	140.1	136.9
Term	203.7	206.5
Whole Life	1.1	1.1
Total in-force face amount	$410.3	$412.3
_______________
(1)Includes individual life insurance and does not include EB as it is a scaling business and therefore has immaterial in-force policies.
(2)UL includes GUL.
(3)VUL includes VL and COLI.
Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023 for the Protection Solutions Segment
Operating earnings (loss)
Operating earnings increased by $12 million to $46 million during the three months ended September 30, 2024 from $34 million in the three months ended September 30, 2023. The following notable items were the primary drivers of the change in operating earnings:
Favorable items included:
•Policyholders’ benefits decreased by $57 million mainly due to lower net mortality.
•Fee-type revenue increased by $25 million mainly driven by EB premium growth.
These were partially offset by the following unfavorable items:
•Remeasurement of liability for future policy benefits increased by $42 million mainly due to unfavorable assumption updates and model changes in the third quarter 2024 compared to the third quarter 2023.
•Compensation, benefits, interest expense and other operating costs increased by $6 million mainly driven by IT expenses and higher sub-advisory fees.
•Commissions and distribution-related payments increased by $6 million mainly due to growth in EB and Life Insurance.
•Net derivative gains decreased by $6 million mainly due to inflation swaps.
Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023 for the Protection Solutions Segment
Operating earnings (loss)
Operating earnings increased $131 million to $154 million during the nine months ended September 30, 2024 from $23 million loss in the nine months ended September 30, 2023. The following were notable changes in operating earnings (losses):

Favorable items included:
•Policyholders’ benefits decreased by $116 million mainly due to lower net mortality, partially offset by growth in EB.
•Fee-type revenue increased by $58 million mainly driven by higher premiums due to growth in EB.
•Net investment income increased by $56 million mainly due to higher alternative investment income, higher average asset balances, and higher investment yields.
These were partially offset by the following unfavorable items:
•Compensation, benefits, interest expense and other operating costs increased by $26 million mainly due to higher employee compensation, higher sub-advisory fees, and benefits and taxes.
•Remeasurement of liability for future policy benefits increased by $22 million mainly due to unfavorable assumption updates and model changes in the third quarter of 2024 as compared to third quarter 2023, partially offset by favorable mortality in the first nine months 2024 compared to 2023.
•Commissions and distribution-related payments increased by $19 million mainly due to growth in EB and Life Insurance.
•Interest credited to policyholders’ account balances increased by $17 million mainly due to higher crediting rates.
•Income tax expense increased by $21 million primarily due to higher pre-tax earnings, partially offset by a lower ETR for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Wealth Management
The Wealth Management segment is an emerging leader in the wealth management space with a differentiated advice value proposition that offers discretionary and non-discretionary investment advisory accounts, financial planning and advice, life insurance, and annuity products. In 2023, we began reporting this business separately from our other segments and Corporate and Other.
The following table summarizes operating earnings (loss) of our Wealth Management segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Operating earnings (loss)	$50	$40	$137	$114

Key components of operating earnings (loss) were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
REVENUES
Net investment income	$4	$4	$12	$9
Investment management, service fees and other income	446	386	1,303	1,134
Segment revenues	$450	$390	$1,315	$1,143

BENEFITS AND OTHER DEDUCTIONS
Commissions and distribution-related payments	$281	$244	$823	$715
Compensation, benefits and other operating costs and expenses	103	93	307	278
Segment benefits and other deductions	$384	$337	$1,130	$993

The following table summarizes revenue by activity type for our Wealth Management segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Revenue by Activity Type
Investment management, service fees and other income:
Investment management and advisory fees	$167	$141	$478	$402
Distribution fees	262	229	775	685
Interest income	12	13	37	37
Service and other income	5	3	13	10
Total Investment management, service fees and other income	$446	$386	$1,303	$1,134

The following table summarizes a roll-forward of AUA for our Wealth Management segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Total Wealth Management Assets
Advisory assets:
Beginning, beginning of period	$60,398	$50,862	$55,072	$45,544
Advisory net flows	1,860	909	3,224	2,434
Advisory market appreciation (depreciation) and other	3,132	(1,654)	7,094	2,140
Advisory ending assets	$65,390	$50,118	$65,390	$50,118

Brokerage and direct assets	35,041	$29,241	$35,041	$29,241

Balance, end of period	$100,431	$79,359	$100,431	$79,359
Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023 for the Wealth Management Segment
Operating earnings
Operating earnings increased by $10 million to $50 million during the three months ended September 30, 2024 from $40 million in the three months ended September 30, 2023. The following were notable changes:
Favorable items included:
•Investment management, service fees and other income increased by $60 million mainly due to higher advisory fee type revenue attributed to higher average assets balances combined with increased distribution fees from higher retirement sales.
These were partially offset by the following unfavorable items:
•Commissions and distribution-related payments increased by $37 million mainly due to higher distribution and advisory fee type revenue from higher retirement sales and average asset balances.
•Compensation, benefits and other operating costs and expenses increased by $10 million mainly due to higher variable compensation from higher sales.

Net Flows and AV
•The increase in AUA of $6.6 billion in the three months ended September 30, 2024 was mainly driven by market appreciation and strong advisory net flows of $1.9 billion.
•Advisory net inflows of $1.9 billion were $951 million higher than in the three months ended September 30, 2023 mainly driven by increased sales.
Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023 for the Wealth Management Segment
Operating earnings
Operating earnings increased $23 million to $137 million during the nine months ended September 30, 2024 compared to $114 million in the nine months ended September 30, 2023. The following were notable changes in operating earnings (losses):
Favorable items included:
•Investment management, service fees and other income increased by $169 million mainly due to higher advisory fee type revenue attributed to higher average assets balances combined with increased distribution fees from higher retirement sales.
These were partially offset by the following unfavorable items:
•Commissions and distribution-related payments increased by $108 million mainly due to higher distribution and advisory fee-type revenue from higher retirement sales and average asset balances.
•Compensation, benefits and other operating costs and expenses increased by $29 million mainly due to higher variable compensation from higher sales.
•Income tax expense increased by $12 million primarily due to higher pre-tax earnings and a higher ETR in 2024.
Net Flows and AUA
•The increase in AUA of $13.4 billion in the nine months ended September 30, 2024 was mainly driven by market appreciation and advisory net flows of $3.2 billion.
•Advisory net inflows of $3.2 billion were $790 million higher than in the nine months ended September 30, 2024 mainly driven by sales.
Legacy
The Legacy segment consists of our capital intensive fixed-rate GMxB business written prior to 2011.
The following table summarizes operating earnings (loss) of our Legacy segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Operating earnings (loss)	$27	$31	$93	$119

Key components of operating earnings (loss) were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
REVENUES
Policy charges, fee income and premiums	$6	$7	$27	$19
Net investment income	15	22	46	82
Investment management, service fees and other income	96	100	296	304
Segment revenues	$117	$129	$369	$405

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$—	$—	$—	$—
Remeasurement of liability for future policy benefits	—	—	—	—
Change in market risk benefits and purchased market risk benefits	—	—	—	—
Interest credited to policyholders’ account balances	9	9	26	29
Commissions and distribution-related payments	40	45	121	131
Amortization of deferred policy acquisition costs	16	16	47	48
Compensation, benefits and other operating costs and expenses	20	20	67	55
Interest expense	—	—	—	—
Segment benefits and other deductions	$85	$90	$261	$263

The following table summarizes AV for our Legacy segment:

	September 30, 2024	December 31, 2023
	(in millions)
AV (1)
General Account	$465	$524
Separate Accounts	21,789	21,316
Total AV	$22,254	$21,840
_______________
(1)AV presented are net of reinsurance.
The following table summarizes a roll-forward of AV for our Legacy segment net of the Venerable Transaction:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Balance, beginning of period	$21,903	$22,083	$21,840	$21,176
Gross Premiums	42	47	131	137
Surrenders, withdrawals and benefits	(754)	(607)	(2,168)	(1,787)
Net flows	(712)	(560)	(2,037)	(1,650)
Investment performance, interest credited and policy charges	1,063	(933)	2,451	1,064
Balance, end of period	$22,254	$20,590	$22,254	$20,590

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023 for the Legacy segment
Operating earnings
Operating earnings decreased $4 million to $27 million during the three months ended September 30, 2024 from $31 million in the three months ended September 30, 2023. The decrease is mainly due to lower Net investment income as a result of lower average asset balances.
Net Flows and AV
•The increase in AV of $351 million in the three months ended September 30, 2024 was driven by positive investment performance of $1.1 billion, partially offset by net outflows of $712 million.
•Net outflows of $712 million were $152 million higher than in the three months ended September 30, 2024, mainly driven by continuing runoff of the business.
Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023 for the Legacy Segment
Operating earnings
Operating earnings decreased $26 million to $93 million during the three months ended September 30, 2024 from $119 million in the nine months ended September 30, 2023. The decrease is mainly due to lower Net investment income as a result of lower average asset balances.
Net Flows and AV
•The increase in AV of $414 million in the nine months ended September 30, 2024 was primarily driven by $2.5 billion of market appreciation, partially offset by net outflows of $2.0 billion.
•Net outflows of $2.0 billion were $387 million higher than in the nine months ended September 30, 2023, mainly driven by continuing runoff of the business.
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
The following table summarizes operating earnings (loss) of Corporate and Other:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Operating earnings (loss)	$(99)	$(116)	$(320)	$(307)
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

	Three months ended September 30,
	2024			2023
	Yield		Amount (2)	Yield	Amount (2)
	(Dollars in millions)
Fixed Maturities:
Income (loss)	4.43%		$887	4.27%	$788
Ending assets			81,072		73,776
Mortgages:
Income (loss)	5.15%	a	245	5.12%	224
Ending assets			19,238		17,655
Other Equity Investments: (1)
Income (loss)	10.32%	a	92	5.10%	44
Ending assets			3,540		3,389
Trading Securities:
Income (loss)	4.99%		7	—%	—
Ending assets			497		—
Policy Loans:
Income (loss)	5.34%		57	5.39%	55
Ending assets			4,293		4,089
Cash and Short-term Investments:
Income (loss)	(6.09)%		(83)	(2.71)%	(26)
Ending assets			5,045		2,822
Repurchase and funding agreements:
Interest expense and other			(90)		(132)
Ending assets (liabilities)			(7,165)		(8,175)
Total Invested Assets:
Income (loss)	4.22%		1,115	4.06%	953
Ending Assets			106,520		93,557
Short Duration Fixed Maturities:
Income (loss)	—%		—	3.94%	1
Ending assets			—		62
Total:
Investment income (loss)	4.22%		1,115	4.05%	954
Less: investment fees (3)	(0.19)%		(49)	(0.19)%	(45)
Investment Income, Net	4.03%		1,066	3.86%	909
Ending Net Assets			$106,520		$93,619

	Nine Months Ended September 30,				Year Ended December 31
	2024		2023		2023
	Yield	Amount (2)	Yield	Amount (2)	Yield	Amount (2)
	(Dollars in millions)
Fixed Maturities:
Income (loss)	4.40%	$2,544	4.11%	$2,251	4.17%	$3,103
Ending assets		81,072		73,776		73,526
Mortgages:
Income (loss)	5.12%	718	4.66%	599	4.65%	806
Ending assets		19,238		17,655		18,171
Other Equity Investments: (1)
Income (loss)	7.61%	202	3.40%	89	3.88%	135
Ending assets		3,540		3,389		3,433
Trading Securities:
Income (loss)	4.81%	9	—%	—	—%	—
Ending assets		497		—		—
Policy Loans:
Income (loss)	5.27%	167	5.21%	158	5.30%	216
Ending assets		4,293		4,089		4,158
Cash and Short-term Investments: (3)
Income (loss)	(3.35)%	(148)	(2.88)%	(66)	(2.51)%	(81)
Ending assets		5,045		2,822		4,718
Funding agreements:
Interest expense and other		(246)		(326)		(425)
Ending assets (liabilities)		(7,165)		(8,175)		(7,616)
Total Invested Assets:
Income (loss)	4.23%	3,246	3.92%	2,706	3.98%	3,754
Ending Assets		106,520		93,557		96,390
Short Duration Fixed Maturities:
Income (loss)	—%	—	3.96%	2	4.14%	3
Ending assets		—		62		16
Total:
Investment income (loss)	4.23%	3,246	3.92%	2,708	3.98%	3,757
Less: investment fees (4)	(0.18)%	(137)	(0.18)%	(123)	(0.18)%	(166)
Investment Income, Net	4.05%	3,109	3.74%	2,585	3.80%	3,591
Ending Net Assets		$106,520		$93,619		$96,406
_____________
(1)Includes, as of September 30, 2024, September 30, 2023 and December 31, 2023 respectively, $412 million, $436 million and $361 million of other invested assets. Amounts for certain consolidated VIE investments are shown net of associated non-controlling interest.
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
(4)Fixed maturities yield excludes out of period income adjustment.
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

AFS Fixed Maturities by Industry
The following table sets forth these fixed maturities by industry category along with their associated gross unrealized gains and losses:
AFS Fixed Maturities by Industry (1)

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total (%)
	(Dollars in millions)
As of September 30, 2024
Corporate Securities:
Finance	$16,019	$—	$162	$1,103	$15,078	20%
Manufacturing	11,816	—	139	1,176	10,779	14%
Utilities	7,839	—	114	792	7,161	9%
Services	8,874	4	143	866	8,147	11%
Energy	2,790	—	36	253	2,573	3%
Retail and wholesale	2,556	—	55	175	2,436	3%
State and Political	—	—	—	—	—	—%
Transportation	1,585	—	32	112	1,505	2%
Other	1,368	—	24	147	1,245	2%
Total corporate securities	52,847	4	705	4,624	48,924	64%
U.S. government	5,795	—	3	1,082	4,716	6%
Residential mortgage-backed (2)	3,934	—	51	97	3,888	5%
Preferred stock	56	—	4	—	60	—%
State & political	472	—	5	69	408	1%
Foreign governments	703	—	4	100	607	1%
Commercial mortgage-backed	3,978	—	14	337	3,655	5%
Asset-backed securities (3)	13,287	—	142	45	13,384	18%
Total	$81,072	$4	$928	$6,354	$75,642	100%

As of December 31, 2023
Corporate Securities:
Finance	$13,181	$2	$49	$1,209	$12,019	18%
Manufacturing	11,333	1	60	1,330	10,062	15%
Utilities	6,838	1	44	826	6,055	9%
Services	8,242	—	79	917	7,404	11%
Energy	3,758	—	26	447	3,337	5%
Retail and wholesale	3,253	—	30	306	2,977	4%
Transportation	2,493	—	22	290	2,225	3%
Other	190	—	9	13	186	—%
Total corporate securities	49,288	4	319	5,338	44,265	65%
U.S. government	5,735	—	2	1,106	4,631	7%
Residential mortgage-backed (2)	2,470	—	18	133	2,355	4%
Preferred stock	56	—	3	—	59	—%
State & political	614	—	9	74	549	1%
Foreign governments	719	—	3	111	611	1%
Commercial mortgage-backed	3,595	—	2	515	3,082	5%
Asset-backed securities (3)	11,049	—	52	110	10,991	17%
Total	$73,526	$4	$408	$7,387	$66,543	100%

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
The following table sets forth the General Account’s fixed maturities portfolio by NAIC rating:
AFS Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
As of September 30, 2024
1................................	Aaa, Aa, A	$53,791	$—	$531	$3,980	$50,342
2................................	Baa	25,541	—	379	2,323	23,597
	Investment grade	79,332	—	910	6,303	73,939
3................................	Ba	841	—	8	30	819
4................................	B	730	1	6	10	725
5................................	Caa	154	3	3	11	143
6................................	Ca, C	15	—	1	—	16
	Below investment grade	1,740	4	18	51	1,703
Total Fixed Maturities		$81,072	$4	$928	$6,354	$75,642

As of December 31, 2023:
1................................	Aaa, Aa, A	$47,694	$—	$217	$4,660	$43,251
2................................	Baa	23,476	—	179	2,635	21,020
	Investment grade	71,170	—	396	7,295	64,271
3................................	Ba	1,292	2	5	60	1,235
4................................	B	927	—	5	23	909
5................................	Caa	134	2	2	8	126
6................................	Ca, C	3	—	—	1	2
	Below investment grade	2,356	4	12	92	2,272
Total Fixed Maturities		$73,526	$4	$408	$7,387	$66,543

Mortgage Loans
The mortgage portfolio primarily consists of commercial, agricultural, and residential mortgage loans. The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The commercial mortgage loan portfolio is backed by high quality properties located in primary markets typically owned by experienced institutional investors with a demonstrated ability to manage their assets through business cycles. Our commercial loan portfolio is monitored on an ongoing basis, assigning credit quality ratings for each loan, with the particular emphasis on loans that are scheduled to mature in the next 12 to 24 months. Scheduled maturities for the remainder of 2024 and full year 2025, respectively are $0.4 billion and $1.9 billion, or 3% and 12%of the commercial mortgage portfolio. The commercial mortgage portfolio consists of 87% fixed rate loans and 13% floating rate loans. For floating rate loans, the borrower is typically required to purchase an interest rate cap to the scheduled maturity of the loan to protect against rising rates.
Commercial mortgage loans are evaluated annually to determine a current LTV ratio. Property financial statements, current rent roll, lease maturities, tenant creditworthiness, property physical inspections, and forecasted leasing market strength are used to develop projected cash flows. A discounted cash flow methodology which incorporates market data is used to determine property values. The average LTV ratio at origination provided by a certified appraisal firm was 53%. The average LTV ratio was 67% and 64% at September 30, 2024 and December 31, 2023, respectively, which reflects the most recent opinion of value on the underlying collateral.
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
The tables below show the breakdown of the amortized cost of the General Account’s investments in mortgage loans by geographic region and property type:
Mortgage Loans by Region and Property Type

	September 30, 2024		December 31, 2023
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
By Region:
U.S. Regions:
Pacific	$5,383	28%	$5,004	27%
Middle Atlantic	3,707	19	3,678	20
South Atlantic	2,988	15	2,809	15
East North Central	1,142	6	1,102	6
Mountain	1,537	8	1,557	8
West North Central	872	4	828	5
West South Central	1,494	8	1,336	7
New England	937	5	865	5
East South Central	644	3	527	3
Total U.S.	18,704	96	17,706	96
Other Regions:
Europe	794	4	744	4
Total Other	794	4	744	4
Total Mortgage Loans	$19,498	100%	$18,450	100%

By Property Type:
Office	$4,719	24%	$4,756	26%
Multifamily	6,645	34	6,500	34
Agricultural loans	2,584	13	2,545	14
Retail	628	3	305	2
Industrial	2,307	12	2,366	13
Hospitality	537	3	595	3
Residential	1,109	6	298	2
Other	969	5	1,085	6
Total Mortgage Loans	$19,498	100%	$18,450	100%
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
At September 30, 2024 and December 31, 2023, the fair value of alternative investments was $3.0 billion and $2.7 billion respectively. Alternative investments were 2.4% and 2.5% of cash and invested assets at September 30, 2024 and December 31, 2023, respectively.

Alternative Investments (1)

	September 30, 2024		December 31, 2023
	Fair Value	%	Fair Value	%
	(in millions)
Private Equity	$1,544	51%	$1,455	53%
Private Debt	272	9	161	6
Infrastructure	219	7	208	8
Real Estate	660	22	603	22
Hedge Funds	58	2	57	2
Other (2)	275	9	264	9
Total (3)	$3,028	100%	$2,748	100%
_____________
(1)Reported in Other Equity Investments in the consolidated balance sheets.
(2)Includes CLO equity, co-investments and investments in other strategies. CLO equity investments are consolidated and assets are reported in Fixed Maturities, at fair value using the fair value option in the consolidated balance sheets.
(3)Includes $459 million and $455 million of non-General Account assets as of September 30, 2024 and December 31, 2023, respectively.
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
Sources and Uses of Holding Company Highly Liquid Assets
The following table sets forth Holdings’ principal sources and uses of highly liquid assets:

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Highly Liquid Assets, beginning of period	$1,998	$1,992
Dividends from subsidiaries	960	2,087
Issuance of loans to affiliates	—	—
Capital contribution from parent company	—	—
Capital contributions to subsidiaries	—	(1,050)
M&A Activity	—	—

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Total Business Capital Activity	960	1,037

Purchase of treasury shares	(754)	(678)
Shareholder dividends paid	(227)	(227)
Total Share Repurchases, Dividends and Acquisition Activity	(981)	(905)
Issuance of preferred stock	—	—
Preferred stock dividend	(54)	(54)
Total Preferred Stock Activity	(54)	(54)

Issuance of long-term debt	600	500
Repayment of long-term debt	(570)	(520)
Total External Debt Activity	30	(20)

Proceeds from loans from affiliates	—	—
Net decrease (increase) in existing facilities to affiliates (1)	400	90
Total Affiliated Debt Activity	400	90

Interest paid on external debt and P-Caps	(141)	(130)
Others, net	214	35
Total Other Activity	73	(95)

Net increase (decrease) in highly liquid assets	428	53
Highly Liquid Assets, end of period	$2,426	$2,045
_______________
(1)     Represents net activity of draws and repayments of existing credit facilities between Holdings and affiliates.
Capital Contribution to Our Subsidiaries
No capital contributions were made during the nine months ended September 30, 2024.
Loans from Our Subsidiaries
There were no new loans from our subsidiaries during the nine months ended September 30, 2024.
Cash Distributions from Our Non-Insurance Subsidiaries
During the nine months ended September 30, 2024, Holdings received cash distributions of $341 million from AB and $178 million from the investment management contracts with EFIM and EIM.
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

In 2024, Equitable America has Ordinary Dividend capacity of $441 million. In June 2024, Equitable America received approval from Arizona Department of Insurance and Financial Institutions for an Extraordinary Dividend of $300 million. Holdings received an Ordinary Dividend distribution from Equitable America of $441 million during July 2024. Holdings received a dividend distribution from Equitable America of $22 million during September 2024 under the Extraordinary Dividend capacity, leaving $278 million of remaining capacity for 2024. Based on the NYDFS formula, Equitable Financial has no Ordinary Dividend capacity in 2024.
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
As of September 30, 2024, Holdings and its non-insurance company subsidiaries hold approximately 170.1 million AB Units, 4.6 million AB Holding Units and the 1% General Partnership interest in ABLP.
As of September 30, 2024, the ownership structure of ABLP, including AB Units outstanding as well as the General Partner’s 1% interest, was as follows:

Owner	Percentage Ownership
EQH and its subsidiaries	60.0%
AB Holding	39.3%
Unaffiliated holders	0.7%
Total	100.0%
Including both the general partnership and limited partnership interests in AB Holding and ABLP, Holdings and its subsidiaries had an approximate 61.6% economic interest in AB as of September 30, 2024.
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
The Credit Facility and LOC Facilities contain certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries and the dollar amount of secured indebtedness that may be incurred by us, which could restrict our operations and use of funds. The right to borrow funds under the Credit Facility and LOC Facilities is subject to the fulfillment of certain conditions, including compliance with all covenants, and the ability to borrow thereunder is also subject to the continued ability of the lenders that are or will be parties to the facilities to provide funds. As of September 30, 2024, we were in compliance with these covenants.
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
AB Commercial Paper
As of September 30, 2024, AB had $0 million of commercial paper outstanding. As of December 31, 2023, AB had $254 million of commercial paper outstanding with an interest rate of 5.4%. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings for the commercial paper outstanding during the third quarter 2024 and full year 2023 were $304 million and $268 million, respectively, with weighted average interest rates of approximately 5.4% and 5.2%, respectively.
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
The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of September 30, 2024, AB was in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.
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
As of September 30, 2024 and December 31, 2023, AB had no amounts outstanding under the AB Credit Facility. During the nine months ended September 30, 2024 and the full year 2023, AB and SCB LLC did not draw upon the AB Credit Facility.
SCB LLC had five uncommitted lines of credit, two of which matured during the third quarter or 2024. As of September 30, 2024, SCB LLC has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit borrowing up to an aggregate of approximately $150 million, with AB named as an additional borrower, while the other line has no stated limit. AB has agreed to guarantee the obligations on SCB LLC under these lines of credit. As of September 30, 2024 and December 31, 2023, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings during the nine months ended September 30, 2024 and the full year 2023 were $1 million and $1 million with weighted average interest rates of approximately 8.5% and 7.8%, respectively.

EQH Facility
AB has a $900 million committed, unsecured senior credit facility (the “EQH Facility”). The EQH Facility was amended and restated as of August 30, 2024, extending the maturity date to August 31, 2029. There were no other significant changes included in the amendment. The EQH Facility is available for AB’s general business purposes. Borrowings under the EQH Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates.
The EQH Facility contains affirmative, negative and financial covenants which are substantially similar to those in AB’s committed bank facilities. As of September 30, 2024, AB was in compliance with these covenants. The EQH Facility also includes customary events of default substantially similar to those in AB’s committed bank facilities, including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lender’s commitment may be terminated.
Amounts under the EQH Facility may be borrowed, repaid and re-borrowed by AB from time to time until the maturity of the facility. AB or Holdings may reduce or terminate the commitment at any time without penalty upon proper notice. Holdings also may terminate the facility immediately upon a change of control of AB’s General Partner.
As of September 30, 2024 and December 31, 2023, AB had $500 million and $900 million outstanding under the EQH Facility, with interest rates of approximately 4.8% and 5.3%, respectively. Average daily borrowing of the EQH Facility during the nine months of 2024 and full year 2023 were $555 million and $743 million, respectively, with a weighted average interest rates of approximately 5.3% and 4.9%, respectively.
EQH Uncommitted Facility
In addition to the EQH Facility, AB has a $300 million uncommitted, unsecured senior credit facility (the “EQH Uncommitted Facility”) with EQH. The EQH Uncommitted Facility is available for AB’s general business purposes. The EQH Uncommitted Facility was amended and restated as of August 30, 2024, extending the maturity date to August 31, 2029. There were no other significant changes included in the amendment. The EQH Uncommitted Facility is available for AB’s general business purposes. Borrowings under the EQH Uncommitted Facility bear interest generally at a rate per annum based on prevailing overnight commercial paper rates. The EQH Uncommitted Facility contains affirmative, negative and financial covenants, which are substantially similar to those in the EQH Facility. As of September 30, 2024, AB was in compliance with these covenants.
As of September 30, 2024 and December 31, 2023, AB had no amounts outstanding under the EQH Uncommitted Facility. During the first nine months of 2024, AB did not draw upon the EQH Uncommitted Facility. Average daily borrowing for the full year 2023 were $4 million with a weighted average interest rate of approximately 4.6%.
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
The following table sets forth the Company’s total consolidated borrowings. Short-term and long-term debt consists of the following:

	September 30,	December 31,
	2024	2023
	(in millions)
Short-term debt:
AB commercial paper	$—	$254
Total short-term debt	—	254
Long-term debt:
Senior Debenture, (7.0%, due 2028)	250	349
Senior Note (4.35% due 2028)	1,494	1,493
Senior Note (4.572% due 2029)	301	—
Senior Note (5.594% due 2033)	497	497
Senior Note (5.00% due 2048)	1,289	1,481
Total long-term debt	3,831	3,820
Total borrowings	$3,831	$4,074
Notes and Debentures
The Senior Notes and Senior Debentures contain customary affirmative and negative covenants, including a limitation on certain liens and a limit on the Company’s ability to consolidate, merge or sell or otherwise dispose of all or substantially all of its assets. The Senior Notes and Senior Debentures also include customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding Senior Notes and Senior Debentures may be accelerated. As of September 30, 2024, the Company is in compliance with all debt covenants.
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

	AM Best	S&P	Moody’s
Last review date	Feb '24	Feb '24	May '24
Financial Strength Ratings:
Equitable Financial Life Insurance Company	A	A+	A1
Equitable Financial Life Insurance Company of America	A	A+	A1
Credit Ratings:
Equitable Holdings, Inc.	bbb+	A-	Baa1
Last review date		Sep '24	Mar '24
AllianceBernstein L.P.		A	A2

Material Cash Requirement
Our material cash requirements include policyholder obligations, long-term debt, commercial paper, EB, operating leases and various funding commitments. See “Material Cash Requirement” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2023 for additional information.
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
•MRBs and purchased MRBs
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
Item 3.      Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative disclosures about market risk described in the Annual Report on Form 10-K for the year ended December 31, 2023 in “Quantitative and Qualitative Disclosures About Market Risk”.
Item 4.     Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures were effective.
No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 16 of the Notes to the Consolidated Financial Statements (unaudited) in this Form 10-Q. Also see “Risk Factors—Legal and Regulatory Risks—Legal proceedings and regulatory actions” included in the Annual Report on Form 10-K for the year ended December 31, 2023.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Holdings during the three months ended September 30, 2024, of its common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/24 through 7/31/24	1,832,573	$40.93	1,832,573	$873,061,717
8/1/24 through 8/31/24	2,430,235	$40.74	2,430,235	791,062,165
9/1/24 through 9/30/24	1,931,495	$41.16	1,931,495	$705,562,578
Total	6,194,303	$40.92	6,194,303	$705,562,578

See Note 13 to the Notes to Consolidated Financial Statements for ASR transaction detail during the three months ended September 30, 2024.
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

The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our executive officers during the three months ended September 30, 2024, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans. The plan listed below is only executed when the stock price reaches a required minimum. In addition, the executive identified in the table below is required to maintain an ownership of the Company’s common stock with a value equal to at least a multiple of his annual base salary (3 times for Mr. Lane).

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Start Date of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(1)	Aggregate Number of Securities to be Purchased or Sold
Nick Lane Head of Retirement, Wealth Management and Protection Solutions	9/18/2024	12/18/2024	6/15/2025	Sale of up to 90,000 shares(2) of common stock in several transactions through the scheduled expiration date in 2025.
(1)In each case, a Rule 10b5-1 trading plan may also expire on such earlier date as all transactions under the Rule 10b5-1 trading plan are completed.
(2)30,000 of Mr. Lane’s shares consist of stock options and 60,000 of Mr. Lane’s shares consist of common stock already owned.
Other than as set forth in the table above, during the three months ended September 30, 2024, none of the Company’s directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
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
•“AOCI” means accumulated other comprehensive income
•“ASR” means accelerated share repurchase
•“ASU” means Accounting Standards Update
•“BOP” means beginning of period
•“BPs” means basis points
•“BRS” means Bernstein Research Services
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
•“EOP” means end of period
•“Equitable Advisors” means Equitable Advisors, LLC, a Delaware limited liability company, our retail broker/dealer for our retirement and protection businesses and a wholly-owned indirect subsidiary of Holdings
•“Equitable America” means Equitable Financial Life Insurance Company of America (f/k/a MONY Life Insurance Company of America), an Arizona corporation and a wholly-owned indirect subsidiary of Holdings
•“Equitable Financial” means Equitable Financial Life Insurance Company, a New York corporation, a life insurance company and a wholly-owned subsidiary of EFS
•“Equitable Financial QP” means Equitable Financial sponsored Equitable Retirement Plan
•“EQ AZ Life Re” means EQ AZ Life Re Company, an Arizona corporation and a wholly-owned indirect subsidiary of Holdings.
•“ERISA” means Employee Retirement Income Security Act of 1974
•“ESG” means environmental, social and governance
•“ETF” means exchange traded funds
•“ETR” means effective tax rate
•“Exchange Act” means Securities Exchange Act of 1934, as amended
•“FABCP” means Funding Agreement-Backed Commercial Paper Program
•“FABN” means Funding Agreement Backed Notes Program
•“FHLB” means Federal Home Loan Bank
•“General Partner” means AllianceBernstein Corporation, a Delaware corporation and the general partner of AB Holding and ABLP
•“HFS” means held-for-sale
•“Holdings” means Equitable Holdings, Inc.
•“HTM” means held-to-maturity
•“ISDA Master Agreement” means International Swaps and Derivatives Association Master Agreement
•“LIBOR” means London Interbank Offered Rate
•“LTV” means loan to value
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
•“PTEs” means prohibited transaction exemptions
•“P-Caps” means Pre-Capitalized Trust Securities
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
•“Series B Preferred Stock” means Holdings’ Series B Fixed Rate Reset Noncumulative Perpetual Preferred Stock
•“Series C Preferred Stock” means Holdings’ Series C Fixed Rate Reset Noncumulative Perpetual Preferred Stock
•“SIA” means sales inducement asset
•“SIO” means structured investment option
•“SocGen” means Societe Generale
•“SPE” means special purpose entity
•“SVO” means Securities Valuation Office
•“TAR” means total asset requirement
•“TDRs” means troubled debt restructurings
•“TIPS” means treasury inflation-protected securities
•“U.S. GAAP” means accounting principles generally accepted in the United States of America
•“UL” means universal life
•“Venerable” means Venerable Holdings, Inc.
•“VIE” means variable interest entity
•“VOE” means voting interest entity

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Equitable Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2024	EQUITABLE HOLDINGS, INC.

	By:	/s/ Robin M. Raju
		Name:	Robin M. Raju
		Title:	Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2024	By:	/s/ William Eckert
		Name:	William Eckert
		Title:	Chief Accounting Officer (Principal Accounting Officer)